Form 10-K
period 1993-12-31
PPG INDUSTRIES INC
filed 1994-02-17
CIK 79879

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------
                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1993        Commission File Number 1-1687
                              PPG INDUSTRIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             Pennsylvania                                      25-0730780
   (STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)
One PPG Place, Pittsburgh, Pennsylvania                           15272
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

Registrant's telephone number, including area code:            412 - 434-3131

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                      NAME OF EACH EXCHANGE ON
        TITLE OF EACH CLASS                                WHICH REGISTERED
        -------------------                                ----------------
Common Stock--Par Value $1.66 2/3                   New York Stock Exchange
                                                    Pacific Stock Exchange
                                                    Philadelphia Stock Exchange
Preferred Share Purchase Rights                     New York Stock Exchange
                                                    Pacific Stock Exchange
                                                    Philadelphia Stock Exchange

        NOTE: The Common Stock of the Registrant is also listed on the
                            Tokyo Stock Exchange.

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days. YES __X__   NO ______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of January 31, 1994, 106,489,041 shares of the Registrant's common stock, with a par value of $1.66 2/3 per share, were outstanding. As of that date, the aggregate market value of common stock held by non-affiliates was $6,608 million.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                                        INCORPORATED BY
                           DOCUMENT                                   REFERENCE IN PART NO.
                           --------                                   ---------------------
Portions of PPG Industries, Inc. Annual Report to Shareholders
  for the year ended December 31, 1993............................       I, II and IV
Portions of PPG Industries, Inc. Proxy Statement for its 1994
  Annual Meeting of Shareholders..................................            III

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                              PPG INDUSTRIES, INC.
                         AND CONSOLIDATED SUBSIDIARIES

                            ------------------------

As used in this report, the terms "PPG," "Company," and "Registrant" mean PPG Industries, Inc. and its subsidiaries, taken as a whole, unless the context indicates otherwise.

                            ------------------------

                               TABLE OF CONTENTS

                                                                                                                    PAGE
                                                                                                                    ----
PART I
  Item 1.     Business.......................................................................................          1
  Item 2.     Properties.....................................................................................          3
  Item 3.     Legal Proceedings..............................................................................          3
  Item 4.     Submission of Matters to a Vote of Security Holders............................................          3

              Executive Officers of the Registrant...........................................................          4

PART II
  Item 5.     Market for the Registrant's Common Equity and Related Stockholder Matters......................          5
  Item 6.     Selected Financial Data........................................................................          5
  Item 7.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations............................................................          5
  Item 8.     Financial Statements and Supplementary Data....................................................          5
  Item 9.     Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure............................................................          5

PART III
  Item 10.    Directors and Executive Officers of the Registrant.............................................          6
  Item 11.    Executive Compensation.........................................................................          6
  Item 12.    Security Ownership of Certain Beneficial Owners and Management.................................          6
  Item 13.    Certain Relationships and Related Transactions.................................................          6

PART IV
  Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............................          7

Signatures...................................................................................................          8

                       NOTE ON INCORPORATION BY REFERENCE

Throughout this report various information and data are incorporated by reference to the Company's 1993 Annual Report to Shareholders (hereinafter referred to as "the Annual Report to Shareholders"). Any reference in this report to disclosures in the Annual Report to Shareholders shall constitute incorporation by reference only of that specific information and data into this Form 10-K.

                                     PART I

ITEM 1. BUSINESS

PPG Industries Inc., incorporated in Pennsylvania in 1883, is comprised of three basic business segments: coatings and resins, glass and chemicals. Within these business segments, PPG has followed a careful program of directing its resources of people, capital and technology in selected areas where it enjoys positions of leadership. Primary areas in which resources have been focused are automotive, industrial and architectural coatings, flat glass, automotive original and replacement glass, aircraft transparencies, continuous strand fiber glass, and industrial and specialty chemicals. Each of the business segments in which PPG is engaged is highly competitive. However, the broad diversification of product lines and worldwide markets served tend to minimize the impact of changes in demand for a particular product line on total sales and earnings. Reference is made to "Business Segment Information" on pages 20 and 21 of the Annual Report to Shareholders, which is incorporated herein by reference, for financial information relating to business segments.

COATINGS AND RESINS

PPG is a major manufacturer of protective and decorative coatings. The coatings industry is highly competitive and consists of a few large firms with global presence, and many smaller firms serving local or regional markets. PPG competes in its primary markets with the world's largest coatings companies, most of which have operations in North America and Europe. Product development, innovation, quality and customer service have been stressed by PPG and have been significant factors in developing an important supplier position.

The industrial portion of the coatings business involves the supply of protective and decorative finishes for autos, appliances, industrial equipment, and containers; factory finished aluminum extrusions and coils for architectural uses; and other industrial and consumer products. In addition to the supply of finishes to the automotive original equipment market, PPG supplies automotive refinishes to the aftermarket which are primarily sold through distributors. In the industrial portion of the coatings business, PPG sells directly to a variety of manufacturing companies. Product performance, quality and customer service are major competitive factors. The industrial coatings are formulated specifically for the customer's needs and application methods. PPG also manufactures adhesives and sealants for the auto industry and metal pretreatments for auto and industrial applications.

The architectural finishes business consists primarily of coatings used by painting and maintenance contractors and by consumers for decoration and maintenance. PPG's products are sold through independent distributors, paint dealers, mass merchandisers and home centers. Price, quality and service are key competitive factors in the architectural finishes market.

Coatings and resins' principal production facilities are concentrated in North America and Europe. North American production facilities consist of 14 plants in the United States, one in Canada and one in Mexico. The three largest facilities are the Cleveland, OH plant, which primarily produces automotive original coatings; the Oak Creek, WI plant, which produces automotive original and other industrial coatings; and the Delaware, OH plant, which primarily produces automotive refinishes and certain industrial coatings. Outside North America, PPG operates three plants each in Italy and Spain; two plants in France and one plant each in England and Germany. These plants produce a variety of industrial and architectural coatings. PPG owns a 60 percent interest in a sales operation in Hong Kong, 50 percent interests in operations in South Korea and in Japan, and a minority interest in an operation in Taiwan. Additionally, coatings and resins operates 11 service centers in the United States, two in Canada and one in Mexico to provide just-in-time delivery and service to selected automotive assembly plants. The average number of persons employed by the coatings and resins segment during 1993 was 9,400.

GLASS

PPG is one of the major producers of flat glass, fabricated glass and continuous strand fiber glass in the world. PPG's major markets are automotive original equipment, automotive replacement, residential and commercial construction, aircraft transparencies, the furniture, marine and electronics industries and other markets. Most glass products are sold directly to manufacturing and construction companies, although in some instances products are sold directly to independent distributors and through PPG distribution outlets. Fiber glass products are sold directly to manufacturing companies and independent distributors. PPG manufactures flat glass by the float process and fiber glass by the continuous filament process.

The bases for competition are price, quality, technology, cost and customer service. The Company competes with five other major producers of flat glass, five other major producers of fabricated glass and two other major producers of fiber glass throughout the world.

PPG's principal glass production facilities are concentrated in North America and Europe. Fourteen plants operate in the United States, of which six produce flat glass, five produce automotive glass, two produce fiber glass products and one produces aircraft transparencies. There are three plants in Canada, two of which produce automotive glass and one produces flat glass. Four plants operate in Italy; one manufactures automotive and flat glass, one produces automotive
                                       1
glass, one produces flat glass, and another produces aircraft transparencies. Three plants are located in France; one plant manufactures automotive and flat glass and two plants produce automotive glass. One plant in England and one plant in the Netherlands produce fiber glass. PPG owns equity interests in operations in the United States, Canada, France, the People's Republic of China, Taiwan and Venezuela and a majority interest in a glass distribution company in Japan. The average number of persons employed by the glass segment during 1993 was 15,800.

CHEMICALS

Major chlor-alkali products of PPG's chemicals business are chlorine, caustic soda, vinyl chloride monomer, chlorinated solvents, and chlorinated benzenes. Major specialty chemicals are silicas-based compounds for the tire, shoe and battery separator businesses; surfactants used for food emulsification, sugar processing, and personal care products; CR-39 monomer for optical plastics; photochromic lenses; calcium hypochlorite used for water treatment, primarily swimming pool applications; and phosgene derivatives for the pharmaceutical, herbicide and fuel additives businesses.

PPG is a major producer of those chlor-alkali chemicals it manufactures. Most of the chemicals are sold directly to other manufacturing companies in the chemical processing, rubber and plastics, paper, minerals and metals, and water treatment industries. Price, availability and quality of product and customer services are competitive factors for chlor-alkali chemical products. In the specialty chemicals area, PPG's market share varies greatly and product performance and technical service are important competitive factors.

PPG's chemical production facilities consist of ten plants in North America, two plants in Taiwan, and one each in France, the Netherlands and the People's Republic of China. The two largest facilities are the Lake Charles, LA and Natrium, WV plants which primarily produce chlor-alkali products and derivatives. PPG owns equity interests in one company each in Japan and in Thailand, and two in the United States. The average number of persons employed by the chemicals segment during 1993 was 4,300.

BUSINESS TO BE DIVESTED IN 1994--BIOMEDICAL SYSTEMS DIVISION

The Biomedical Systems Division is a manufacturer, supplier and servicer of integrated medical systems for human health care on a worldwide basis. Major markets involve cardiopulmonary applications, including cardiac catheterization, electrocardiographs and related equipment for diagnosis of cardiovascular diseases, patient monitoring systems and sensors for both vital signs and respiratory monitoring functions. A large number of competitors provide products on either a global or regional basis. PPG sells directly to hospital and clinical customers and through distributor organizations in selected markets, and distributes selected original equipment products for other manufacturers. Product performance, quality and technical service capability are major competitive factors.

A decision was made in the fourth quarter of 1993 to divest the Company's Biomedical Systems Division. PPG expects the sale of the medical electronics portion of this business to be completed by the end of the first quarter of 1994. The remaining sensors business is expected to be sold by the end of 1994.

Production facilities include two plants in the United States and two in Germany. The average number of persons employed by the Biomedical Systems Division during 1993 was 1,300.

RAW MATERIALS

The effective management of raw materials is important to PPG's continued success. The Company's most significant raw materials are sand, soda ash, energy and polyvinyl butyral in the glass segment, titanium dioxide and epoxy resins in the coatings and resins segment, and energy and ethylene in the chemicals segment. Most of the raw materials used in production are purchased from outside sources, and the Company has made, and will continue to make, supply arrangements to meet the planned operating requirements for the future. For the significant raw material requirements identified above, and other material, there is more than one source of supply.

PATENTS

Although PPG considers patent protection to be important from an overall standpoint, the Company's business segments are not materially dependent upon any single patent or group of related patents. PPG received $25 million, $27 million and $30 million from royalties and the sale of technical know-how during the years 1993, 1992 and 1991, respectively.

RESEARCH AND DEVELOPMENT

Research and development costs, including depreciation of research facilities, during 1993, 1992 and 1991 were $218 million, $221 million and $240 million, respectively. Research and development facilities are maintained for each business segment. Each of the facilities conducts research and development involving new and improved products and processes, and additional process and product development work is undertaken at many of the Company's manufacturing plants. PPG owns and operates 11 research and development facilities in the United States and Europe.

BACKLOG

In general, PPG does not manufacture its products against a backlog of orders; production and inventory
                                       2
levels are geared primarily to projections of future demand and the level of incoming orders.

NON-U.S. OPERATIONS

Although PPG has a significant investment in non-U.S. operations, based upon the extent and location of investments, management believes that the risk associated with its international operations is not significantly greater than domestic operations.

EMPLOYEES

The average number of persons employed by PPG during 1993 was 31,400.

ENVIRONMENTAL MATTERS

Like other companies, PPG is subject to the existing and evolving standards relating to the protection of the environment. Capital expenditures for environmental control projects were approximately $29 million, $48 million, and $18 million in 1993, 1992 and 1991, respectively. It is projected that expenditures for such projects in 1994 will approximate $40 million with similar amounts of annual expenditures expected in the near future. Although future capital expenditures are difficult to forecast accurately because of constantly changing regulatory standards, it can be anticipated that environmental control standards will become increasingly stringent and costly.

PPG is negotiating with various government agencies concerning 75 National Priority List ("NPL") and various other cleanup sites. While PPG is not generally a major contributor of wastes to these sites, each potentially responsible party or contributor may face agency assertions of joint and several liability. Generally, however, a final allocation of costs is made based on relative contributions of wastes to the site. There is a wide range of cost estimates for cleanup of these sites, due largely to uncertainties as to the nature and extent of their condition and the methods which may have to be employed for their remediation. Additionally, remediation projects have been or may be undertaken at certain of the Company's current and former plant sites. The Company has established reserves for those sites where it is probable a liability exists and the amount can be reasonably estimated. Reserve balances were $90 million and $107 million at December 31, 1993 and 1992, respectively. Charges against income increasing environmental remediation reserves totaled approximately $23 million in 1993, $16 million in 1992 and $23 million in 1991. Cash outlays against these reserves were approximately $40 million, $58 million and $48 million in 1993, 1992 and 1991, respectively.

The Company's experience to date regarding environmental matters leads PPG to believe that it will have continuing expenditures for compliance with provisions regulating the protection of the environment and for present and future remediation efforts at waste and plant sites. However, management believes such expenditures will not have a material adverse effect on the financial position, operating earnings or liquidity of the Company and its subsidiaries as a whole. In management's opinion, the Company operates in an environmentally sound manner and is well positioned, relative to environmental matters, within the industries in which it operates.

ITEM 2. PROPERTIES

See "Item 1. Business" for information on PPG's production and fabrication facilities.

Generally, the Company's plants are suitable and adequate for the purposes for which they are intended, and overall have sufficient capacity to conduct business in the upcoming year.

ITEM 3. LEGAL PROCEEDINGS

Securities and Exchange Commission regulations require the disclosure of any environmental legal proceeding in which a governmental authority is a party and which may reasonably be expected to involve monetary sanctions in excess of $100,000. In this regard, on November 14, 1991, the Company received a penalty notice from the Louisiana Department of Environmental Quality (DEQ) proposing a penalty of $1,236,000 for alleged violations of hazardous waste regulations relating to the Company's investigation of groundwater contamination at the Company's Lake Charles, LA plant. The Company has filed an appeal of the proposed penalty and negotiations with the DEQ continue.

Separately, the Company has voluntarily entered into an agreement with the EPA to participate in the EPA's Toxic Substances Control Act Section 8(e) Compliance Audit Program (the "Program"). Under the Program the Company conducted a self-audit. On October 28, 1992, the Company submitted the first of two final reports pursuant to the Program. Based on this submission, the Company would pay $522,000 in stipulated penalties. The EPA has not yet reviewed the report or issued any order as a result of the report. Under the Program, the EPA has agreed that the combined potential civil penalties for both final reports of the Company will not exceed a cap of $1,000,000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         NAME                        AGE                               TITLE
         ----                        ---                               -----
Jerry E. Dempsey (a)                  61     Chairman of the Board and Chief Executive Officer since September 1993
Robert D. Duncan                      54     Group Vice President, Glass since June 1987
Peter R. Heinze (b)                   51     Group Vice President, Chemicals since August 1992
John J. Horgan (c)                    51     Vice President, Fiber Glass Products since December 1991
Raymond W. LeBoeuf                    47     Vice President, Finance since September 1988
Richard M. Rompala (d)                47     Group Vice President, Coatings and Resins since January 1992
Guy A. Zoghby                         59     Vice President and General Counsel since August 1987

(a) Mr. Dempsey was Senior Vice President of WMX Technologies, Inc., and Chairman of Chemical Waste Management, Inc., prior to his present position.
(b) Dr. Heinze was President of the Chemical Division of BASF (U.S.) prior to his present position.
(c) Mr. Horgan was Vice President, Administration prior to his present position.
(d) Mr. Rompala was Group Vice President, Chemicals prior to his present position.

The executive officers of the Company are elected annually in April by the Board of Directors.

                                    PART II

Information with respect to the following Items can be found on the indicated pages of the Annual Report to Shareholders and is incorporated herein by reference.

                                                                                      PAGE(S)
                                                                                      -------
ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Stock Exchange Listings..........................................................         33
Quarterly Stock Information......................................................         33

ITEM 6. SELECTED FINANCIAL DATA
The information required by Item 6 is reported in the Eleven-Year Digest under the captions net sales, income before accounting changes, cumulative effect of accounting changes, net income, earnings per share before accounting changes, cumulative effect of accounting changes on earnings per share, earnings per share, dividends per share, total assets, and long-term debt and lease
obligations for the years 1989 through 1993......................................         32

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Management's Discussion and Analysis.............................................      18-19

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Independent Auditors' Report.....................................................         14

Financial Statements:
  Statement of Income for the years ended
     December 31, 1993, 1992 and 1991............................................         15
  Balance Sheet, December 31, 1993 and 1992......................................         16
  Statement of Cash Flows for the years ended
     December 31, 1993, 1992 and 1991............................................         17
  Notes to the Financial Statements..............................................      22-30

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 regarding Directors is contained under the caption "Election of Directors" in the Registrant's definitive Proxy Statement for its 1994 Annual Meeting of Shareholders (the "Proxy Statement") which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, which information under such caption is incorporated herein by reference.

The information required by Item 10 regarding Executive Officers is set forth in
Part I of this report under the caption "Executive Officers of the Registrant."

The information required by Item 405 of Regulation S-K is set forth in the Proxy Statement under the caption "Reporting of Securities Transactions," which information under such caption is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is contained under the captions "Compensation of Executive Officers" and "Election of Directors--Compensation of Directors" in the Proxy Statement which information under such captions is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is contained under the caption "Voting Securities" in the Proxy Statement which information under such caption is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is contained under the caption "Election of Directors--Other Transactions" in the Proxy Statement which information under such caption is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements and Independent Auditors' Report (see Part II, Item 8 of this report (page 5) regarding incorporation by reference from the Annual Report to Shareholders).

    Financial Statement Schedules (all applicable for years ended December 31, 1993, 1992 and 1991):

         The following should be read in conjunction with the previously referenced financial statements.

                                                                             PAGE
                                                                             ----
     Independent Auditors' Report...........................................    9
        V--  Property, Plant and Equipment................................     10
       VI--  Accumulated Depreciation of Property, Plant and Equipment....     11
     VIII--  Valuation and Qualifying Accounts............................     12
       IX--  Short-Term Borrowings........................................     13
        X--  Supplementary Earnings Information...........................     14

     All other schedules are omitted because they are not applicable.

(b) There have been no reports filed on Form 8-K during the last quarter of the period covered by this report.

(c)  Exhibits:

     (3)  The Restated Articles of Incorporation as amended, were filed as
          Exhibit 3 to the Registrant's Form 10-K for the year ended December 31, 1990, which exhibit is incorporated herein by reference. The By-Laws, as amended through February 21, 1991, were filed as Exhibit
          3.1 to the Registrant's Form 10-K for the year ended December 31, 1990, which exhibit is incorporated herein by reference.

     (4) The Shareholders' Rights Plan was filed as Exhibit 4 on the Registrant's Form 8-K, dated May 12, 1988, which exhibit is incorporated herein by reference.

    (10) A Description of the Employment Arrangement between Mr. Jerry E. Dempsey and the Registrant was filed as Exhibit 10 to the Registrant's Form 10-Q for the quarter ended September 30, 1993. The Nonqualified Retirement Plan was filed as Exhibit 10.1, the Supplemental Executive Retirement Plan II was filed as Exhibit 10.2, the Directors' Retirement Plan was filed as Exhibit 10.3, and the Deferred Compensation Plan for Directors was filed as Exhibit 10.4 to the Registrant's Form 10-K for the year ended December 31, 1992. The 1984 Earnings Growth Plan is contained in Exhibit A to the Registrant's definitive Proxy Statement dated March 2, 1984; the 1984 Stock Option Plan was filed as Exhibit 10 to the Registrant's Form 10-Q for the quarter ended March 31, 1992; the form of Employment Agreement the Registrant has entered into with its Executive Officers providing for the continued employment of such persons for a period of two years following a change in control of the Registrant was filed as
          Exhibit 10 to the Registrant's Form 8-K dated April 10, 1987; and the Incentive Compensation and Deferred Income Plan for Key Employees is contained in Exhibit A to the Registrant's definitive Proxy Statement dated March 14, 1980. All exhibits referred to in this paragraph (10) are incorporated by reference.

    (11) Computation of Earnings Per Share for the Five Years Ended December 31, 1993.

    (13) Company's 1993 Annual Report to Shareholders (except for the pages and information therein expressly incorporated by reference in this Form 10-K, the Annual Report to Shareholders is provided solely for the information of the Commission and is not to be deemed "filed" as part of the Form 10-K).

    (21)  Subsidiaries of the Registrant.

    (23)  Consent of Independent Auditors.

    (24)  Powers of Attorney.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on February 17, 1994.

                               PPG INDUSTRIES, INC.
                                   (Registrant)

                                     /s/ R. W. LEBOEUF
                               By ............................................
                                     R. W. LeBoeuf, Vice President, Finance

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated, on February 17, 1994.

       SIGNATURE                                  CAPACITY
       ---------                                  --------
     /s/ J. E. DEMPSEY
....................................  Director, Chairman of the Board and
         J. E. Dempsey                   Chief Executive Officer

     /s/ R. W. LEBOEUF
....................................  Vice President, Finance (Principal
         R. W. LeBoeuf                   Financial and Accounting Officer)

L. J. Fjeldstad                       Director
S. C. Gault                           Director
A. J. Krowe                           Director
S. C. Mason                           Director           /s/ R. W. LEBOEUF
H. A. McInnes                         Director    By .........................
R. Mehrabian                          Director           R. W. LeBoeuf,
V. A. Sarni                           Director            Attorney-in-Fact
D. G. Vice                            Director
D. R. Whitwam                         Director

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of PPG Industries, Inc.:

We have audited the balance sheet of PPG Industries, Inc. and subsidiaries as of December 31, 1993 and 1992, and the related statements of income and cash flows for each of the three years in the period ended December 31, 1993, and have issued our report thereon dated January 20, 1994; such financial statements and report are included in your 1993 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedules of PPG Industries, Inc. and subsidiaries, listed in Item 14(a). These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE
Pittsburgh, Pennsylvania
January 20, 1994

PPG INDUSTRIES, INC.
AND SUBSIDIARIES

SCHEDULE V--PROPERTY, PLANT AND EQUIPMENT
FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                                              BALANCE AT
                                                               BEGINNING    ADDITIONS                             BALANCE AT
                       CLASSIFICATION                           OF YEAR     AT COST(1)   RETIREMENTS   OTHER(3)   END OF YEAR
                       --------------                         ----------    ----------   -----------   --------   -----------
                                                                                        (MILLIONS)
1993
     Land                                                      $    112.3   $     14.1   $      (3.0) $    (5.5)  $     117.9
     Land improvements                                              161.5          6.6          (6.1)      (4.0)        158.0
     Buildings                                                    1,142.8         16.0         (43.5)     (19.2)      1,096.1
     Machinery and equipment                                      4,357.4        227.5        (187.5)     (72.9)      4,324.5
     Other                                                          235.0         25.6         (19.5)      (4.7)        236.4
     Construction in progress                                       148.7        (36.4)(2)        --       (3.3)        109.0
                                                              -----------  -----------  ------------  ---------  ------------
               Total                                           $  6,157.7   $    253.4   $    (259.6) $  (109.6)  $   6,041.9
                                                              -----------  -----------  ------------  ---------  ------------
                                                              -----------  -----------  ------------  ---------  ------------
1992
     Land                                                      $    119.2   $       .5   $        --  $    (7.4)  $     112.3
     Land improvements                                              162.6          6.0           (.3)      (6.8)        161.5
     Buildings                                                    1,164.1         25.2          (7.3)     (39.2)      1,142.8
     Machinery and equipment                                      4,397.1        199.1        (107.6)    (131.2)      4,357.4
     Other                                                          237.9         20.8         (15.5)      (8.2)        235.0
     Construction in progress                                       131.5         27.3(2)         --      (10.1)        148.7
                                                              -----------  -----------  ------------  ---------  ------------
               Total                                           $  6,212.4   $    278.9   $    (130.7) $  (202.9)  $   6,157.7
                                                              -----------  -----------  ------------  ---------  ------------
                                                              -----------  -----------  ------------  ---------  ------------
1991
     Land                                                      $    118.9   $      3.9   $      (2.8) $     (.8)  $     119.2
     Land improvements                                              155.4          8.3          (2.0)        .9         162.6
     Buildings                                                    1,120.9         58.9         (20.6)       4.9       1,164.1
     Machinery and equipment                                      4,136.4        300.0        (117.4)      78.1(4)    4,397.1
     Other                                                          226.4         26.4         (15.2)        .3         237.9
     Construction in progress                                       237.0        (98.7)(2)         --      (6.8)        131.5
                                                              -----------  -----------  ------------  ---------  ------------
               Total                                           $  5,995.0   $    298.8   $    (158.0) $    76.6   $   6,212.4
                                                              -----------  -----------  ------------  ---------  ------------
                                                              -----------  -----------  ------------  ---------  ------------

                      ------------------------------------

(1) The additions to the property accounts during the year generally represent construction and acquisitions, including capitalized leases, in the normal program of expansion and replacement due to retirements.

(2) Represents net change.

(3) Represents changes primarily attributable to foreign currency translation and, in 1991, the accounting change detailed in note (4).

(4) Includes an $85 million increase for the effect of the change in accounting for glass and fiber glass melting facilities.

Note: Depreciation was computed by the straight-line method based on the following useful lives:

Land improvements                                                                                5-25 years
Buildings                                                                                       15-50 years
Machinery and equipment                                                                          2-32 years
Other                                                                                            2-15 years

PPG INDUSTRIES, INC.
AND SUBSIDIARIES

SCHEDULE VI--ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                                             BALANCE AT   CHARGED TO
                                                              BEGINNING    COSTS AND                             BALANCE AT
                      CLASSIFICATION                           OF YEAR     EXPENSES    RETIREMENTS   OTHER(1)   END OF YEAR
                      --------------                         ----------   ----------   -----------   --------   -----------
                                                                                        (MILLIONS)
1993
     Land improvements                                        $     93.9   $      7.1   $      (4.7) $    (2.1)  $      94.2
     Buildings                                                     466.8         38.3         (35.9)      (8.1)        461.1
     Machinery and equipment                                     2,468.4        259.6        (153.5)     (38.4)      2,536.1
     Other                                                         157.1         26.1         (16.9)      (3.1)        163.2
                                                             -----------  -----------  ------------  ---------  ------------
               Total                                          $  3,186.2   $    331.1   $    (211.0) $   (51.7)  $   3,254.6
                                                             -----------  -----------  ------------  ---------  ------------
                                                             -----------  -----------  ------------  ---------  ------------
1992
     Land improvements                                        $     89.7   $      7.6   $       (.1) $    (3.3)  $      93.9
     Buildings                                                     445.2         38.6          (4.4)     (12.6)        466.8
     Machinery and equipment                                     2,344.3        277.9        (103.0)     (50.8)      2,468.4
     Other                                                         150.0         27.4         (14.9)      (5.4)        157.1
                                                             -----------  -----------  ------------  ---------  ------------
               Total                                          $  3,029.2   $    351.5   $    (122.4) $   (72.1)  $   3,186.2
                                                             -----------  -----------  ------------  ---------  ------------
                                                             -----------  -----------  ------------  ---------  ------------
1991
     Land improvements                                        $     82.3   $      8.5   $      (1.6) $      .5   $      89.7
     Buildings                                                     410.9         45.6         (13.5)       2.2         445.2
     Machinery and equipment                                     2,112.5        269.5        (103.9)      66.2(2)    2,344.3
     Other                                                         134.2         27.6         (12.1)        .3         150.0
                                                             -----------  -----------  ------------  ---------  ------------
               Total                                          $  2,739.9   $    351.2   $    (131.1) $    69.2   $   3,029.2
                                                             -----------  -----------  ------------  ---------  ------------
                                                             -----------  -----------  ------------  ---------  ------------

                      ------------------------------------

(1) Represents changes primarily attributable to foreign currency translation and, in 1991, the changes detailed in note (2).

(2) Includes a $42 million increase for the write-downs to reflect the decline in value of various glass segment fixed assets and a $21 million increase for the effect of the change in accounting for glass and fiber glass melting facilities.

PPG INDUSTRIES, INC.
AND SUBSIDIARIES

SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                                                 BALANCE AT    CHARGED TO
                                                                  BEGINNING     COSTS AND                      BALANCE AT
                          DESCRIPTION                              OF YEAR      EXPENSES      DEDUCTIONS(1)    END OF YEAR
                          -----------                            ----------    ----------     -------------    -----------
                                                                                         (MILLIONS)
1993
  Deducted from assets to which
     they apply:
       Allowance for doubtful accounts                            $     33.0    $      15.2     $       22.6    $      25.6
                                                                 -----------  -------------  ---------------  -------------
                                                                 -----------  -------------  ---------------  -------------
1992
  Deducted from assets to which
     they apply:
       Allowance for doubtful accounts                            $     35.1    $      16.6     $       18.7    $      33.0
                                                                 -----------  -------------  ---------------  -------------
                                                                 -----------  -------------  ---------------  -------------
1991
  Deducted from assets to which
     they apply:
       Allowance for doubtful accounts                            $     33.1    $      18.5     $       16.5    $      35.1
                                                                 -----------  -------------  ---------------  -------------
                                                                 -----------  -------------  ---------------  -------------

                      ------------------------------------

(1) Notes and accounts receivable written off as uncollectible, net of recoveries and changes attributable to foreign currency translation.

PPG INDUSTRIES, INC.
AND SUBSIDIARIES

SCHEDULE IX--SHORT-TERM BORROWINGS
FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                                       END OF YEAR                      DURING THE YEAR
                                                 ------------------------   --------------------------------------
                                                                                                            WEIGHTED
                                                              WEIGHTED         MAXIMUM         AVERAGE       AVERAGE
                                                               AVERAGE          AMOUNT          AMOUNT      INTEREST
           CATEGORY                              BALANCE    INTEREST RATE   OUTSTANDING(1)  OUTSTANDING(2)   RATE(3)
           --------                              -------    -------------   --------------  --------------  --------
                                                                        (DOLLARS IN MILLIONS)
1993
     Notes payable to banks                     $   151.0              6.4%   $      270.6    $      239.8    7.8%
     Commercial paper                               173.9              3.5%   $      271.3    $      211.0    4.2%
                                                ---------
          Total                                 $   324.9
                                                ---------
                                                ---------
1992
     Notes payable to banks                     $   193.0              8.1%   $      206.7    $      159.7   10.7%
     Commercial paper                               141.1              5.7%   $      185.3    $      116.0    6.0%
                                                ---------
          Total                                 $   334.1
                                                ---------
                                                ---------
1991
     Notes payable to banks                     $   130.8             10.9%   $      174.9    $      133.1   10.9%
     Commercial paper                               118.8              6.1%   $      432.4    $      249.6    7.6%
                                                ---------
          Total                                 $   249.6
                                                ---------
                                                ---------

                      ------------------------------------

(1) The amounts for notes payable to banks and commercial paper represent the greater of the amounts payable at any individual month-end or the maximum weighted average amount outstanding for any month.

(2) The average amount outstanding for notes payable to banks and commercial paper was computed by dividing the sum of the daily principal balances by 365.

(3) The weighted average interest rate during the year was computed by dividing the actual interest expense by average short-term debt outstanding.

PPG INDUSTRIES, INC.
AND SUBSIDIARIES

SCHEDULE X--SUPPLEMENTARY EARNINGS INFORMATION
FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                                                                                  CHARGED TO
                                                                                                   COSTS AND
                                                                                                   EXPENSES
                                                                                                 -----------
                                                                                                  (MILLIONS)
1993
   Maintenance and repairs                                                                        $    367.5
                                                                                                  ----------
                                                                                                  ----------
     Taxes other than payroll and income taxes                                                    $     81.0
                                                                                                  ----------
                                                                                                  ----------
     Advertising costs                                                                            $     69.2
                                                                                                  ----------
                                                                                                  ----------

1992
     Maintenance and repairs                                                                      $    373.4
                                                                                                  ----------
                                                                                                  ----------
     Taxes other than payroll and income taxes                                                    $     80.6
                                                                                                  ----------
                                                                                                  ----------
     Advertising costs                                                                            $     63.0
                                                                                                  ----------
                                                                                                  ----------

1991
     Maintenance and repairs                                                                      $    366.6
                                                                                                  ----------
                                                                                                  ----------
     Taxes other than payroll and income taxes                                                    $     74.6
                                                                                                  ----------
                                                                                                  ----------
     Advertising costs                                                                            $     70.7
                                                                                                  ----------
                                                                                                  ----------

                            PPG INDUSTRIES, INC.
                        AND CONSOLIDATED SUBSIDIARIES
                        -----------------------------

                              INDEX TO EXHIBITS

Exhibit                                   Incorporated by Reference
- -------                                   -------------------------

3   The Restated Articles             Exhibit 3    - Form 10-K for the year ended
      of Incorporation                                 December 31, 1990

3   The By-Laws                       Exhibit 3.1  - Form 10-K for the year ended
                                                       December 31, 1990

4   The Shareholders' Rights          Exhibit 4    - Form 8-K, dated May 12, 1988
      Plan

10  Description of Employment         Exhibit 10   - Form 10-Q for the quarter
      Arrangement between                              ended September 30, 1993
      Jerry E. Dempsey and
      the Registrant

10  The Nonqualified Retire-          Exhibit 10.1 - Form 10-K for the year ended
      ment Plan                                        December 31, 1992

10  The Supplemental                  Exhibit 10.2 - Form 10-K for the year ended
      Executive Retirement                             December 31, 1992
      Plan II

10  The Directors' Retirement         Exhibit 10.3 - Form 10-K for the year ended
      Plan                                             December 31, 1992

10  The Deferred Compensation         Exhibit 10.4 - Form 10-K for the year ended
      Plan for Directors                               December 31, 1992

10  1984 Earnings Growth Plan         Exhibit A    - Proxy Statement, dated
                                                       March 2, 1984

10  1984 Stock Option Plan            Exhibit 10   - Form 10-Q for the quarter
                                                       ended March 31, 1992

10  Form of Employment                Exhibit 10  - Form 8-K, dated April 10, 1987
      Agreement

10  Incentive Compensation            Exhibit A   - Proxy Statement dated
      and Deferred Income                             March 14, 1980
      Plan for Key Employees


Exhibit                        Description
- -------                        -----------
11       Computation of Earnings Per Share for the Five Years Ended
         December 31, 1993

13       Company's 1993 Annual Report to Shareholders

21       Subsidiaries of the Registrant

23       Consent of Independent Auditors

24       Powers of Attorney