Form 10-Q
period 1994-03-31
PPG INDUSTRIES INC
filed 1994-04-29
CIK 79879

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                                 FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended  March 31, 1994           Commission File Number  1-1687


                           PPG INDUSTRIES, INC.
          (Exact name of registrant as specified in its charter)


        Pennsylvania                                         25-0730780
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)



One PPG Place, Pittsburgh, Pennsylvania                            15272
(Address of principal executive offices)                         (Zip Code)




Registrant's telephone number, including area code      (412) 434-3131



As of April 25, 1994, 106,258,219 shares of the Registrant's common stock, par value $1.66-2/3 per share, were outstanding.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


                    Yes   X                 No

                   PPG INDUSTRIES, INC. AND SUBSIDIARIES
                   =====================================


                                   Index


Part I.  Financial Information                                      Page(s)


  Item 1.  Financial Statements:

    Condensed Statement of Operations................................ 2-3

    Condensed Balance Sheet..........................................   4

    Condensed Statement of Cash Flows................................   5

    Notes to Condensed Financial Statements.......................... 6-8

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.......................9-10


Part II.  Other Information

  Item 4.  Submission of Matters to a Vote of Security Holders.......  11

  Item 6.  Exhibits and Reports on Form 8-K..........................  11


Signature............................................................  12

                      Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                   PPG INDUSTRIES, INC. AND SUBSIDIARIES

               Condensed Statement of Operations (Unaudited)
                                                Three Months Ended March 31
                                                    1994            1993
                                                         (Millions)
Net sales....................................     $1,476.9        $1,446.7
Cost of sales................................        911.8           914.0
  Gross profit...............................        565.1           532.7

Other expenses:
  Selling, general and administrative........        216.0           217.5
  Depreciation...............................         78.5            84.6
  Research and development...................         49.0            50.3
  Interest...................................         21.8            28.0
  Business divestitures
    and realignments (Note 5)................           --              .7
  Other charges..............................         15.1            21.0

    Total other expenses.....................        380.4           402.1

Other earnings...............................         24.9            56.3

Income before income taxes
  and minority interest......................        209.6           186.9

Income taxes.................................         83.8            74.7

Minority interest............................          3.9             2.1

Income before cumulative effect of
  accounting changes.........................        121.9           110.1

Cumulative effect of accounting
  changes (Note 2):
    Other postretirement and postemployment
      benefits, net of income taxes
      of $231.9 million......................           --          (363.2)
    Income taxes.............................           --            90.4

Net income (loss)............................     $  121.9        $ (162.7)


                PPG INDUSTRIES, INC. AND SUBSIDIARIES

               Condensed Statement of Operations (Unaudited)

                                (Continued)
                                                Three Months Ended March 31
                                                    1994            1993
Earnings (loss) per share (after giving
 effect to 100% stock distribution):
   Income before cumulative effect of
    accounting changes.......................     $   0.57       $   0.52
   Cumulative effect of accounting changes:
      Other postretirement and
       postemployment benefits...............           --          (1.71)
      Income taxes...........................           --           0.42

  Earnings (loss) per share..................     $   0.57       $  (0.77)

Dividends per share (after giving effect
 to 100% stock distribution, Note 6).........     $   0.27       $   0.25

Average shares outstanding (after giving
 effect to 100% stock distribution,
 in millions, Note 6)........................        212.9          212.4



The accompanying notes to condensed financial statements are an integral part of this statement.

                   PPG INDUSTRIES, INC. AND SUBSIDIARIES

                    Condensed Balance Sheet (Unaudited)
                                                  March 31        Dec. 31
                                                    1994            1993
                                                         (Millions)
Assets
Current assets:
  Cash and cash equivalents..................     $  116.9       $  111.9
  Receivables-net............................      1,221.4          996.7
  Inventories (Note 3).......................        718.2          683.3
  Other......................................        227.1          234.0
    Total current assets.....................      2,283.6        2,025.9

Property (less accumulated depreciation of
  $3,321.9 million and $3,254.6 million).....      2,762.7        2,787.3
Investments..................................        296.9          264.5
Other assets.................................        559.0          573.8
    Total....................................     $5,902.2       $5,651.5

Liabilities and Shareholders' Equity
Current liabilities:
  Short-term borrowings and obligations
    under capital leases.....................     $  475.8       $  355.1
  Accounts payable and accrued liabilities...        929.9          921.2
  Income taxes...............................         54.6            4.7
    Total current liabilities................      1,460.3        1,281.0

    Long-term debt and obligations under
      capital leases.........................        771.9          774.0
    Deferred income taxes....................        277.5          268.6
    Accumulated provisions...................        299.5          282.5
    Other postretirement benefits (Note 2)...        521.5          520.4
    Minority interest........................         56.1           51.9
      Total liabilities......................      3,386.8        3,178.4

Shareholders' Equity
Common stock.................................        242.1          242.1
Additional paid-in capital...................        308.3          297.5
Retained earnings............................      3,502.2        3,436.8
Treasury stock...............................     (1,284.1)      (1,224.7)
Unearned compensation........................       (178.6)        (182.5)
Minimum pension liability adjustment.........        (36.2)         (36.1)
Currency translation adjustment..............        (38.3)         (60.0)
    Total shareholders' equity...............      2,515.4        2,473.1

    Total....................................     $5,902.2       $5,651.5

The accompanying notes to condensed financial statements are an integral part of this statement.

                  PPG INDUSTRIES, INC. AND SUBSIDIARIES

               Condensed Statement of Cash Flows (Unaudited)

                                                Three Months Ended March 31
                                                    1994            1993
                                                         (Millions)
Cash from operations.........................      $  83.5         $ 103.5

Investing activities:
   Capital spending..........................        (86.1)         (107.8)
   Other.....................................          3.4             1.8
        Cash used for investing activities...        (82.7)         (106.0)

Financing activities:
   Net change in borrowings with
     maturities of three months or less......        111.3            96.4
   Proceeds from other short-term debt.......         15.6              .2
   Repayment of other short-term debt........         (8.2)           (9.4)
   Proceeds from long-term debt..............          3.1              --
   Repayment of long-term debt and capital
     leases..................................         (7.8)           (8.0)
   Repayment of loans by employee stock
     ownership plan..........................          3.9             6.4
   Purchase of treasury stock, net...........        (57.1)           (2.2)
   Dividends paid............................        (57.4)          (53.0)
        Cash provided by
          financing activities...............          3.4            30.4

Effect of currency exchange rate changes
  on cash and cash equivalents...............           .8              .1

Net increase in cash
  and cash equivalents.......................          5.0            28.0

Cash and cash equivalents,
  beginning of period........................        111.9            61.4

Cash and cash equivalents,
  end of period..............................      $ 116.9         $  89.4


The accompanying notes to condensed financial statements are an integral part of this statement.

                 PPG INDUSTRIES, INC. AND SUBSIDIARIES

            Notes to Condensed Financial Statements (Unaudited)


1.   Financial Statements

     The condensed financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position of PPG Industries, Inc. and subsidiaries (the Company or PPG) at March 31, 1994, and the results of their operations and their cash flows for the three months ended March 31, 1994 and 1993. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in PPG's Annual Report on Form 10-K for the year ended December 31, 1993.

     The results of operations for the three months ended March 31, 1994 are not necessarily indicative of the results to be expected for the full year.

2.   Changes in Methods of Accounting

     Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This standard requires accrual, during the years that the employee renders the necessary services, of the expected cost of providing postretirement benefits to an employee and the employee's covered dependents. The Company's previous practice was to recognize these costs as benefits were paid. PPG elected to recognize immediately the cumulative effect of this accounting change, which resulted in an after-tax charge of $357.1 million (including $6.4 million for an equity affiliate) in 1993. The incremental after-tax impact of accruing the cost of these postretirement benefits for 1993 was not material.

     The Company also adopted SFAS No. 109, "Accounting for Income Taxes," effective January 1, 1993. This standard requires an asset and liability approach to accounting for income taxes. Deferred income tax liabilities and assets reflect the tax effects of (1) temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (2) operating loss and tax credit carryforwards. Deferred income tax assets, such as benefits related to net operating loss carryforwards, are recognized to the extent that realization of such benefits is more likely than not. Changes in enacted tax rates or laws result in adjustments to the recorded deferred income tax assets and liabilities in the period that the tax law is enacted.

     The $90.4 million cumulative effect of this accounting change as of January 1, 1993, was credited to income in 1993. The effect of the accounting change on 1993 net income, exclusive of the cumulative effect as of January 1, 1993, was not material. Previously, the Company applied the deferral method specified in Accounting Principles Board Opinion No. 11 to provide for deferred income taxes with respect to timing differences between the recognition of income and expense items for financial reporting purposes and income tax purposes.

     Effective January 1, 1993, the Company also adopted the provisions of SFAS No. 112, "Employers' Accounting for Postemployment Benefits." This standard requires an accrual method of recognizing the cost of postemployment benefits, such as disability, severance and workers' compensation benefits. Since the Company previously accounted for most of these benefits on an accrual basis, the cumulative after-tax charge as of January 1, 1993, of the accounting change was only $6.1 million. The incremental after-tax impact of accruing the cost of these benefits for 1993 was not material.

3.   Inventories

     Inventories at March 31, 1994 and December 31, 1993 are detailed below.
                                                        March 31    Dec. 31
                                                          1994        1993
                                                             (Millions)
     Finished products and work in process.............  $483.6      $451.8
     Raw materials.....................................   121.2       117.5
     Supplies..........................................   113.4       114.0

       Total...........................................  $718.2      $683.3

     Most domestic and certain foreign inventories are valued using the last-in, first-out method. If the first-in, first-out method had been used, inventories would have been $209.1 million and $210.1 million higher at March 31, 1994 and December 31, 1993, respectively.


4.   Cash Flow Information

     Cash payments for interest were $18.6 million and $21.5 million for the three months ended March 31, 1994 and 1993, respectively. Net cash payments for income taxes for the three months ended March 31, 1994 and 1993 were $12.6 million and $25.3 million, respectively.

5.  Business Segment Information

                                                Three Months Ended March 31
                                                    1994            1993
                                                         (Millions)
     Net sales:
          Coatings and Resins                      $  621          $  573
          Glass                                       568             551
          Chemicals                                   288             282
          Other                                        --              41

               Total                               $1,477          $1,447

     Operating income:
          Coatings and Resins                      $  124          $  100
          Glass                                        76              56
          Chemicals                                    36              43
          Other                                         3              (4)
          Business divestitures and
            realignments (1)                           --              (1)

               Total operating income                 239             194

     Interest - net                                   (20)            (25)

     Other unallocated
         corporate (expense) income - net              (9)             18

     Income before income taxes and
       minority interest                           $  210          $  187

          (1) The $1 million pre-tax charge in 1993 relates to the glass group.

6.   Stock Split

     On April 21, 1994, the Board of Directors approved a two-for-one stock split in the form of a 100% stock distribution. The distribution is payable on June 10, 1994, to shareholders of record on May 10, 1994. All share and per share data have been restated to give effect to the stock split.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Performance Overview

Sales for the first quarter of 1994 and 1993 were $1.48 billion and $1.45 billion, respectively. Higher volumes in each of the business segments more than offset the absence of sales in 1994 from the Biomedicals Systems Division which is to be divested and glass businesses which were divested or discontinued. The unfavorable effect of translating European currencies and lower overall prices in the Chemicals segment negatively impacted sales.

The gross profit percentage increased to 38.3% from 36.8% in the prior year's quarter. Contributing factors to the improvement were lower manufacturing costs, sales mix gains, and benefits from divested and discontinued businesses and businesses to be divested. Lower overall sales prices partly offset these gains.

On April 21, 1994, the Board of Directors approved a two-for-one stock split in the form of a 100% stock distribution. The distribution is payable
June 10, 1994 to shareholders of record on May 10, 1994. All share and per share data have been restated to give effect to the stock split.

Net income and earnings per share for the quarter were $121.9 million and $0.57, respectively. In the first quarter of 1993, the Company experienced a net loss and loss per share of $162.7 million and $0.77, respectively. The prior year amounts included a net charge of $272.8 million or $1.29 per share for three accounting changes (see Note 2 to the condensed financial statements). Also included was an 8 cent per share gain from the sale of our interest in an insurance company. Current period earnings were favorably impacted by the factors that contributed to the gross profit percentage improvement, higher sales volumes, and lower interest expense and environmental remediation costs.

Performance of Business Segments

Coatings and resins sales increased to $621 million from $573 million for the first quarter of 1993. Operating earnings for the corresponding periods were $124 million and $100 million, respectively. Contributing to the sales increase were higher volumes for most of the segment's major product lines, including sales from the January 1994 acquisition of Akzo's European original equipment auto coatings business and slightly higher overall prices, principally from refinish coatings. The unfavorable effect of translating European currencies partially offset these gains. The increase in operating earnings was attributable to the factors that contributed to the higher sales and reduced manufacturing costs. Higher overhead costs partly offset these improvements.

Glass sales increased to $568 million in the first quarter of 1994 from $551 million in the prior year period. Operating income increased to $76 million from $56 million in the corresponding prior period. Higher volumes in most of the segment's major businesses and higher sales prices for North American automotive replacement and flat glass contributed to the sales increase. The loss of sales from divested and discontinued businesses, the unfavorable effects of translating European currencies, lower European flat glass volumes and reduced prices for North American automotive original and European fiber glass reinforcement and flat glass products substantially offset these improvements. The increase in operating earnings was principally the result of benefits from manufacturing efficiencies and divested and discontinued businesses and the factors that contributed to the sales increase.

Chemical sales increased to $288 million from $282 million in the first quarter of 1993 while operating earnings declined to $36 million from $43 million for the corresponding prior period. The increase in sales is primarily attributable to higher volumes for caustic soda and certain chlorine derivative products, Transitions (registered trademark) optical lenses and most specialty chemical products. Significantly offsetting these improvements were lower chlor-alkali prices. The lower operating earnings were the result of lower chlor-alkali sales prices and higher energy costs, offset in part by the higher sales volumes.

Other Factors

The decline in interest expense was the result of lower average borrowings and interest rates for the first quarter of 1994 as compared with the corresponding period in 1993.

Lower other earnings and the change in other unallocated corporate (expense)income - net were the result of the absence of the gain from the sale of our interest in an insurance company, which occurred in the first quarter of 1993.

The increase in accounts receivable is principally the result of seasonally higher sales in March 1994 as compared with those in December 1993 as well as a seasonal extension of extended credit terms to customers.

Higher short-term borrowings and obligations under capital leases as compared with such borrowings as of December 31, 1993 were principally the result of financing the seasonal increase in working capital and the completion of a stock repurchase program.

                        Part II.  OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders

At the Registrant's Annual Meeting of Shareholders held on April 21, 1994 (the "Annual Meeting"), the shareholders voted on the following matters with the results shown below. There were no broker nonvotes with respect to any of these matters.

1. On the matter of the election of four directors to serve for the terms indicated in the proxy statement relating to the Annual Meeting, the vote was as follows:

          Nominees                 Votes For            Votes Withheld
     Jerry E. Dempsey              85,477,148                827,273
     Stanley C. Gault              83,293,839              3,010,582
     Steven C. Mason               85,498,743                805,678
     David R. Whitwam              83,327,239              2,977,182

     Each of the nominees was therefore elected a director to serve for the terms indicated in the proxy statement relating to the Annual Meeting.

2. On the matter of the election of Deloitte & Touche as auditors for the Registrant for the year 1994, the vote was as follows:

     For:  85,558,203          Against:  418,894          Abstain:  327,324

     Therefore, Deloitte & Touche were elected auditors for the Registrant for 1994.


Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          (11)  Computation of Earnings Per Share

     (b)  Reports on Form 8-K

          No reports were filed on Form 8-K during the quarter for which this report is filed.

                               SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  PPG INDUSTRIES, INC.
                                                      (Registrant)





Date:       April 29, 1994                      /s/ W. H. Hernandez
                                                    W. H. Hernandez
                                             Vice President and Controller
                                            (Acting Principal Financial and
                                               Accounting Officer and
                                               Duly Authorized Officer)

                   PPG INDUSTRIES, INC. AND SUBSIDIARIES


                             INDEX TO EXHIBITS



Exhibit
  No.                Description


  11      Computation of Earnings Per Share