Form 10-Q
period 1994-06-30
PPG INDUSTRIES INC
filed 1994-08-15
CIK 79879

		    SECURITIES AND EXCHANGE COMMISSION
			  WASHINGTON, D.C. 20549


				 FORM 10-Q


		QUARTERLY REPORT UNDER SECTION 13 or 15(d)
		  OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended  June 30, 1994           Commission File Number  1-1687


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



As of July 31, 1994, 212,581,107 shares of the Registrant's common stock, par value $1.66-2/3 per share, were outstanding.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


		    Yes   X                 No

			   PPG INDUSTRIES, INC.
		       AND CONSOLIDATED SUBSIDIARIES
		       =============================


				   Index


Part I.  Financial Information                                        Page(s)


  Item 1.  Financial Statements:

    Condensed Statement of Operations................................   2 - 3

    Condensed Balance Sheet..........................................       4

    Condensed Statement of Cash Flows................................       5

    Notes to Condensed Financial Statements..........................   6 - 9

  Item 2.  Management's Discussion and Analysis of Financial
	   Condition and Results of Operations....................... 10 - 16


Part II.  Other Information


Item 6.  Exhibits and Reports on Form 8-K..........................      17


Signature............................................................      18

		      Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

		   PPG INDUSTRIES, INC. AND SUBSIDIARIES

	       Condensed Statement of Operations (Unaudited)
				   Three Months            Six Months
				   Ended June 30          Ended June 30
				  1994       1993        1994       1993
						(Millions)
Net sales.....................  $1,619.3   $1,523.6    $3,096.2   $2,970.3
Cost of sales.................     987.9      965.8     1,899.7    1,879.8
  Gross profit................     631.4      557.8     1,196.5    1,090.5

Other expenses:
  Selling, general and
    administrative............     223.4      223.4       439.5      440.9
  Depreciation................      79.0       84.0       157.5      168.6
  Research and development....      54.5       50.7       103.4      101.0
  Interest....................      22.4       25.4        44.2       53.4
  Other charges...............      28.5       15.1        43.6       36.1
  Business divestitures
    and realignments (Note 4).      85.0         .7        85.0        1.4

Total other expenses..........     492.8      399.3       873.2      801.4

Other earnings................      22.6       26.0        47.5       82.3

Income before income taxes
  and minority interest.......     161.2      184.5       370.8      371.4

Income taxes..................      60.9       73.8       144.7      148.5

Minority interest.............       4.1        4.5         8.0        6.6

Income before cumulative
  effect of accounting
  changes.....................      96.2      106.2       218.1      216.3

Cumulative effect of
  accounting changes (Note 2):
    Other postretirement and
      postemployment bene-
      fits, net of income
      taxes of $231.9 million.        --         --          --     (363.2)
    Income taxes..............        --         --          --       90.4

Net income (loss).............  $   96.2   $  106.2    $  218.1   $  (56.5)


				    - 2 -

		   PPG INDUSTRIES, INC. AND SUBSIDIARIES

	       Condensed Statement of Operations (Unaudited)

				(Continued)
				   Three Months            Six Months
				   Ended June 30          Ended June 30
				  1994       1993        1994       1993
Earnings (loss) per share:
  Income before cumulative
    effect of accounting
    changes...................  $   0.46   $   0.50    $   1.03   $   1.02
  Cumulative effect of
    accounting changes:
      Other postretirement
	and postemployment
	benefits..............        --         --          --      (1.71)
      Income taxes............        --         --          --       0.42

  Earnings (loss) per share...  $   0.46   $   0.50    $   1.03   $  (0.27)

Dividends per share (after
  giving retroactive effect
  to 100% stock distribution,
  Note 6).....................  $   0.28   $   0.25    $   0.55   $   0.50

Average shares outstanding
  (after giving retroactive
  effect to 100% stock
  distribution, in millions,
  Note 6).....................     212.4      212.4       212.7      212.4



The accompanying notes to condensed financial statements are an integral part of this statement.

		   PPG INDUSTRIES, INC. AND SUBSIDIARIES

		    Condensed Balance Sheet (Unaudited)
						  June 30       Dec. 31
						   1994           1993
							(Millions)
Assets
Current assets:
  Cash and cash equivalents...................   $   52.5      $  111.9
  Receivables-net.............................    1,294.8         996.7
  Inventories (Note 3)........................      694.5         683.3
  Other.......................................      221.1         234.0
    Total current assets......................    2,262.9       2,025.9

Property (less accumulated depreciation of
  $3,340.7 million and $3,254.6 million)......    2,735.7       2,787.3
Investments...................................      303.3         264.5
Other assets..................................      523.0         573.8
    Total.....................................   $5,824.9      $5,651.5

Liabilities and Shareholders' Equity
Current liabilities:
  Short-term borrowings and obligations
    under capital leases......................   $  381.0      $  355.1
  Accounts payable and accrued liabilities....      989.4         921.2
  Income taxes................................        0.1           4.7
    Total current liabilities.................    1,370.5       1,281.0

Long-term debt and obligations under
  capital leases..............................      769.1         774.0
Deferred income taxes.........................      272.0         268.6
Accumulated provisions........................      262.1         282.5
Other postretirement benefits (Note 2)........      518.3         520.4
Minority interest.............................       59.6          51.9
    Total liabilities.........................    3,251.6       3,178.4

Shareholders' equity:
  Common stock (Note 6).......................      484.3         242.1
  Additional paid-in capital (Note 6).........       66.8         297.5
  Retained earnings...........................    3,539.7       3,436.8
  Treasury stock..............................   (1,282.6)     (1,224.7)
  Unearned compensation.......................     (184.2)       (182.5)
  Minimum pension liability adjustment........      (36.2)        (36.1)
  Currency translation adjustment.............      (14.5)        (60.0)
    Total shareholders' equity................    2,573.3       2,473.1

    Total.....................................   $5,824.9      $5,651.5

The accompanying notes to condensed financial statements are an integral part of this statement.

				    - 4 -




		   PPG INDUSTRIES, INC. AND SUBSIDIARIES

	       Condensed Statement of Cash Flows (Unaudited)
						  Six Months Ended June 30
						    1994            1993
							 (Millions)
Cash from operations.........................      $ 241.0         $ 248.3

Investing activities:
   Capital spending..........................       (136.8)         (170.4)
   Other.....................................          9.0            41.0
	Cash used for investing activities...       (127.8)         (129.4)

Financing activities:
   Net change in borrowings with
     maturities of three months or less......          9.3           155.5
   Proceeds from other short-term debt.......         19.1             3.4
   Repayment of other short-term debt........        (12.6)           (9.4)
   Proceeds from long-term debt..............          3.8             6.1
   Repayment of long-term debt and capital
     leases..................................        (18.7)         (170.1)
   Loans to employee stock ownership plan....        (11.0)             --
   Repayment of loans by employee stock
     ownership plan..........................          9.3            12.8
   Purchase of treasury stock, net...........        (56.7)          (18.3)
   Dividends paid............................       (116.9)         (106.2)
	Cash provided by
	  financing activities...............       (174.4)         (126.2)

Effect of currency exchange rate changes
  on cash and cash equivalents...............          1.8             (.2)

Net decrease in cash
  and cash equivalents.......................        (59.4)           (7.5)

Cash and cash equivalents,
  beginning of period........................        111.9            61.4

Cash and cash equivalents,
  end of period..............................      $  52.5         $  53.9


The accompanying notes to condensed financial statements are an integral part of this statement.

		   PPG INDUSTRIES, INC. AND SUBSIDIARIES

	    Notes to Condensed Financial Statements (Unaudited)


1.   Financial Statements

The condensed financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position of PPG Industries, Inc. and consolidated subsidiaries (the Company or PPG) at June 30, 1994, and the results of their operations for the three- and six-month periods ended June 30, 1994 and 1993 and their cash flows for the six-month periods ended June 30, 1994 and 1993. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in PPG's Annual Report on Form 10-K for the year ended December 31, 1993.

The results of operations for the six months ended June 30, 1994 are not necessarily indicative of the results to be expected for the full year.

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

The $90.4 million cumulative effect of this accounting change as of January 1, 1993 was credited to income in 1993. The effect of the accounting change on 1993 net income, exclusive of the cumulative effect as of January 1, 1993, was not material. Previously, the Company applied the deferral method specified in Accounting Principles Board Opinion No. 11 to provide for deferred income taxes with respect to timing differences between the recognition of income and expense items for financial reporting purposes and income tax purposes.

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

3.   Inventories

Inventories at June 30, 1994, and December 31, 1993, are detailed below.

							 June 30     Dec. 31
							  1994        1993
							     (Millions)
      Finished products and work in process............  $460.6      $451.8
      Raw materials....................................   119.6       117.5
      Supplies.........................................   114.3       114.0

	Total..........................................  $694.5      $683.3

Most domestic and certain foreign inventories are valued using the last-in, first-out method. If the first-in, first-out method had been used, inventories would have been $207.6 million and $210.1 million higher at June 30, 1994 and December 31, 1993, respectively.

4.   Business Divestitures and Realignments

The impact of the Company's continuing programs to divest or realign businesses and activities not meeting strategic or performance objectives is reflected in PPG's 1994 and 1993 results. The related charge for 1994 shown in the condensed statement of operations pertains to the divestiture of the Biomedical Systems Division and the charges for 1993 six-month results pertain principally to the coatings and resins segment. Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations for further details regarding these charges.

5.   Cash Flow Information

Cash payments for interest for the six months ended June 30, 1994 and 1993 were $49.9 million and $60.6 million, respectively. Cash payments for income taxes for the six months ended June 30, 1994 and 1993 were $143.9 million and $142.0 million, respectively.

6.   Stock Split

On April 21, 1994, the Board of Directors approved a two-for-one stock split in the form of a 100% stock distribution. The distribution was made on June 10, 1994, to shareholders of record as of May 10, 1994. Share and per share data give retroactive effect to the stock split.

7.   Business Segment Information

				   Three Months            Six Months
				   Ended June 30          Ended June 30
				  1994       1993        1994       1993
						(Millions)
     Net Sales

	  Coatings and Resins    $  695     $  615      $1,316     $1,188
	  Glass                     617        575       1,185      1,126
	  Chemicals                 307        291         595        573
	  Other                      --         42          --         83
	    Total                $1,619     $1,523      $3,096     $2,970

     Operating Earnings

	  Coatings and Resins    $  143     $  121      $  267     $  220
	  Glass                      93         55         169        111
	  Chemicals                  35         38          71         81
	  Other (1)                 (84)        (5)        (81)        (9)
	    Total operating
	     income                 187        209         426        403

     Interest - net                 (20)       (22)        (40)       (47)

     Other unallocated corporate
       (expense) income - net        (6)        (3)        (15)        15

     Income before income taxes
       and minority interest     $  161     $  184      $  371     $  371


	  (1) Included in this segment's 1994 operating income was an $85 million divestment charge to exit the Biomedical Systems Division (see Note 4).

8.   Environmental Matters

Management of the Company currently does not anticipate that the resolution of the environmental contingencies detailed below, which will occur over an extended period of time, will result in the Company recording future annual charges to income that are significantly greater than those recorded in recent years. It is possible, however, that technological, regulatory and enforcement developments, the results of environmental studies and other factors, could alter this expectation. In management's opinion, the Company operates in an environmentally sound manner and the outcome of these environmental matters will not have a material effect on PPG's financial position or liquidity. To date, compliance with Federal, state and local requirements has not had a material impact on PPG's financial position, results of operations or liquidity.

It is PPG's policy to accrue expenses for environmental contingencies when it is probable that a liability exists and the amount of loss can be reasonably estimated. As of June 30, 1994 and December 31, 1993, PPG had environmental reserves totaling $84 million and $90 million, respectively. Charges against income for environmental remediation costs for the six month periods ended June 30, 1994 and 1993 were $13 million and $9 million, respectively.

In addition to the amounts accrued, the Company may be subject to contingencies related to environmental matters estimated at the high end to be as much as $200 million to $400 million. Such aggregate losses are reasonably possible but not currently considered to be probable of occurrence. These contingencies include significant unresolved issues including the nature and extent of contamination, if any, at sites and the methods that may have to be employed should remediation be required. At certain waste sites, the financial condition of any other potentially responsible parties also contributes to the uncertainty of estimating PPG's final costs. Although contributors of waste to sites involving other potentially responsible parties may face governmental agency assertions of joint and several liability, in general, final allocations of costs are made based on the relative contributions of wastes to such sites. PPG is generally not a major contributor to such sites. The extent to which costs incurred are recoverable from insurance companies is also a factor in determining PPG's ultimate cost. Although the unrecorded exposure to future loss relates to all sites, a significant portion of such unrecorded exposure involves three operating plant sites and one closed plant site. Two of the sites are in the early stages of study while the remaining two are further into the study phase. All four sites require further study in order to assess the magnitude of contamination, if any, and the viable remediation alternatives. It is expected that the Company's environmental contingencies will be resolved over a period of 20 years or more.

Item 2.  Management's Discussion and Analysis of Financial
	 Condition and Results of Operations

Performance in the Second Quarter of 1994 Compared to the Second Quarter of
1993

Performance Overview

Sales for the second quarter of 1994 and 1993 were $1.62 billion and $1.52 billion, respectively. Higher volumes in each of the business segments, including sales from the January 1994 acquisition of Akzo's European original equipment auto coatings business, more than offset the absence of sales in 1994 from the Biomedicals Systems Division and glass businesses which were divested or discontinued, or are expected to be divested or discontinued within the next six months. The unfavorable effect of translating European currencies, and lower overall prices in the Chemicals segment, negatively impacted sales.

The gross profit percentage increased to 39.0% from 36.6% in the prior year's quarter. Contributing factors to the improvement were lower manufacturing costs, sales mix gains, and benefits from divested and discontinued businesses and businesses to be divested or discontinued. Lower overall sales prices in the Chemicals segment and the negative effects of inflation partly offset these gains.

On April 21, 1994, the Board of Directors approved a two-for-one stock split in the form of a 100% stock distribution. The distribution was made on June 10, 1994 to shareholders of record on May 10, 1994. Share and per share data give retroactive effect to the stock split.

Net income and earnings per share for the quarter were $96.2 million and $0.46, respectively. In the second quarter of 1993, net income and earnings per share were $106.2 million and $0.50, respectively. Included in the current period results was a $52 million after-tax charge related to the divestment of the Company's Biomedical Systems Division. Higher environmental study costs and charges related to the relocation of an administrative office also negatively impacted earnings. Partially offsetting these charges were the factors that contributed to the gross profit percentage improvement, higher sales volumes, and lower income tax expense principally as a result of the lower amount of income before income taxes and minority interest.

Performance of Business Segments

Coatings and resins sales increased to $695 million from $615 million for the second quarter of 1993. Operating earnings for the corresponding periods were $143 million and $121 million, respectively. Contributing to the sales increase were higher volumes for most of the segment's major product lines, including sales from the January 1994 acquisition of the Akzo coatings business and slightly higher overall prices, principally from refinish coatings. The unfavorable effect of translating European currencies partially offset these sales gains. The increase in operating earnings was attributable to the factors that contributed to the higher sales as well as benefits from manufacturing efficiencies. Higher overhead costs partly offset these improvements.

Glass sales increased to $617 million in the second quarter of 1994 from $575 million in the prior year period. Operating income increased to $93 million from $55 million in the corresponding prior period. Higher volumes in each of the segment's major businesses and higher sales prices for North American flat and automotive replacement glass and fiber glass reinforcements contributed to the sales increase. The absence of sales from divested and discontinued businesses, the unfavorable effects of translating European currencies, and reduced prices for North American automotive original and European flat glass and fiber glass reinforcement products partially offset these improvements. The increase in operating earnings was principally the result of benefits from manufacturing efficiencies, the absence of operating losses from divested and discontinued businesses, and the factors that contributed to the sales increase. The negative effects of inflation partially offset these improvements.

Chemical sales increased to $307 million from $291 million in the second quarter of 1993 while operating earnings declined to $35 million from $38 million for the corresponding prior period. The increase in sales is primarily attributable to higher volumes for most chlor-alkali and specialty chemical products and increased chlorine prices. Significantly offsetting these improvements were lower caustic soda and chlorine derivative prices. The lower operating earnings were the result of lower overall sales prices, higher environmental study costs, and the unfavorable effects of inflation, offset in part by the higher sales volumes and manufacturing efficiencies.

Included in the "other" segment's operating income was an $85 million charge related to the divestment of the Biomedical Systems Division. Because of the general decline in health care and related markets, and other uncertainties, disposition of the remaining assets of this division may not occur within one year of the Company's original decision to divest it. The majority of the charge was comprised of the reversal of a $60 million gain originally anticipated from divestiture of its sensors business at the time the decision was made to dispose of the division. Also, a $13 million charge was taken for additional operating losses anticipated through the expected disposal date resulting from such date being extended as well as actual operating losses exceeding those originally estimated. Any gains on sales of the remaining assets will be recognized in the period in which they occur.

With the exception of the charge recorded in the second quarter of 1994 related to the disposition of the Biomedicals Systems Division discussed above, there have not been significant changes in the Company's plans for implementing business divestiture and realignment programs undertaken in prior years.

Performance in the First Six Months of 1994 Compared to the First Six Months of 1993

Performance Overview

Sales for the first six months of 1994 and 1993 were $3.1 billion and $3.0 billion, respectively. Higher volumes in each of the business segments more than offset the absence of sales in 1994 from the Biomedicals Systems Division and glass businesses which were divested or discontinued, or are expected to be divested or discontinued within the next six months. The unfavorable effect of translating European currencies, and lower overall prices in the Chemicals segment, negatively impacted sales.

The gross profit percentage increased to 38.6% from 36.7% in the prior year's quarter. Contributing factors to the improvement were lower manufacturing costs, sales mix gains, and benefits from divested and discontinued businesses and businesses to be divested or discontinued. Lower overall sales prices in the Chemicals segment and the negative effects of inflation partly offset these gains.

Net income and earnings per share for the current year period were $218.1 million and $1.03, respectively. In the prior year period, the Company experienced a net loss and loss per share of $56.5 million and $0.27, respectively. The prior year amounts included a net charge of $272.8 million or $1.29 per share for three accounting changes (see Note 2 to the condensed financial statements). Also included was an 8 cent per share gain from the sale of our interest in an insurance company. Current period earnings were favorably impacted by the factors that contributed to the gross profit percentage improvement, higher sales volumes, and lower interest expense. Partly offsetting these gains was the $52 million after-tax charge related to the exit of the Biomedical Systems Division and the recording of a charge for relocation of an administrative office.

Performance of Business Segments

Coatings and resins sales increased to $1.32 billion from $1.19 billion for the first six months of 1993. Operating earnings for the corresponding periods were $267 million and $220 million, respectively. Contributing to the sales increase were higher volumes for each of the segment's major product lines, including sales from the January 1994 acquisition of the Akzo coatings business and slightly higher overall prices, principally from refinish coatings. The unfavorable effect of translating European currencies partially offset these sales gains. The increase in operating earnings was attributable to the factors that contributed to the higher sales as well as benefits from manufacturing efficiencies. Higher overhead costs partly offset these improvements.

Glass sales increased to $1.19 billion in the six-month period ended June 30, 1994, from $1.13 billion in the prior year period. Operating income increased to $169 million from $111 million in the corresponding prior period. Higher volumes in each of the segment's major businesses and higher sales prices for North American flat and automotive replacement glass and fiber glass reinforcements contributed to the sales increase. The absence of sales from divested and discontinued businesses, the unfavorable effects of translating European currencies, and reduced prices for North American automotive original and European fiber glass reinforcement and flat glass products offset these improvements. The operating earnings improvement was principally the result of improved volumes, manufacturing efficiencies, and the absence of operating losses from certain businesses being divested or discontinued.

Chemical sales increased to $595 million from $573 million for the six-month period ended June 30, 1993, while operating earnings declined to $71 million from $81 million for the corresponding prior period. The increase in sales is primarily attributable to higher volumes for most chlor-alkali, chlorine derivative, and specialty chemical products. Significantly offsetting these improvements were lower chlor-alkali prices. The lower operating earnings were the result of lower chlor-alkali sales prices, higher environmental remediation costs, and the negative effects of inflation, offset in part by the higher sales volumes and manufacturing efficiencies.

As discussed above, included in the "other" segment's operating income was an $85 million charge related to the divestment of the Biomedical Systems Division.

Other Factors

The decline in interest expense was the result of lower average borrowings and interest rates for the second quarter of 1994 and six-month period ended
June 30, 1994, as compared with the corresponding periods in 1993.

Higher other charges for the second quarter of 1994 was principally the result of higher environmental study costs and charges incurred for the relocation of an administrative office.

Lower other earnings and the change in other unallocated corporate (expense) income - net for the six-month period ended June 30, 1994, were principally the result of the absence of the gain from the sale of our interest in an insurance company, which occurred in the first quarter of 1993.

The increase in accounts receivable is principally the result of higher sales in June 1994 as compared with those in December 1993 as well as a seasonal granting of extended credit terms to customers.

The decline in accumulated provisions and other assets is principally attributable to the sale of the European portion of our Biomedical Systems Division.

Environmental Matters

Management of the Company currently does not anticipate that the resolution of the environmental contingencies detailed below, which will occur over an extended period of time, will result in the Company recording future annual charges to income that are significantly greater than those recorded in recent years. It is possible, however, that technological, regulatory and enforcement developments, the results of environmental studies and other factors, could alter this expectation. In management's opinion, the Company operates in an environmentally sound manner and the outcome of these environmental matters will not have a material effect on PPG's financial position or liquidity. To date, compliance with Federal, state and local requirements has not had a material impact on PPG's financial position, results of operations or liquidity.

It is PPG's policy to accrue expenses for environmental contingencies when it is probable that a liability exists and the amount of loss can be reasonably estimated. As of June 30, 1994 and December 31, 1993, PPG had environmental reserves totaling $84 million and $90 million, respectively. Charges against income for environmental remediation costs for the six month periods ended June 30, 1994 and 1993 were $13 million and $9 million, respectively.

In addition to the amounts accrued, the Company may be subject to contingencies related to environmental matters estimated at the high end to be as much as $200 million to $400 million. Such aggregate losses are reasonably possible but not currently considered to be probable of occurrence. These contingencies include significant unresolved issues including the nature and extent of contamination, if any, at sites and the methods that may have to be employed should remediation be required. At certain waste sites, the financial condition of any other potentially responsible parties also contributes to the uncertainty of estimating PPG's final costs. Although contributors of waste to sites involving other potentially responsible parties may face governmental agency assertions of joint and several liability, in general, final allocations of costs are made based on the relative contributions of wastes to such sites. PPG is generally not a major contributor to such sites. The extent to which costs incurred are recoverable from insurance companies is also a factor in determining PPG's ultimate cost. Although the unrecorded exposure to future loss relates to all sites, a significant portion of such unrecorded exposure involves three operating plant sites and one closed plant site. Two of the sites are in the early stages of study while the remaining two are further into the study phase. All four sites require further study in order to assess the magnitude of contamination, if any, and the viable remediation alternatives. It is expected that the Company's environmental contingencies will be resolved over a period of 20 years or more.

Foreign Currency and Interest Rate Risk

As a multinational company, PPG is concerned with, and therefore manages, its transaction exposure to foreign currency risk. Its objective in managing this risk is to minimize the volatility of cash flows due to currency fluctuations. The Company manages its foreign currency exposures principally through the purchase of forward and option contracts. It does not manage its exposure to translation gains and losses; however, by borrowing in local currencies it reduces such exposure. The market value of the forward and option contracts purchased and outstanding as of June 30, 1994, was not material.

The Company manages its interest rate risk in order to balance its exposure between fixed and variable rates while attempting to minimize its interest costs. PPG principally manages its interest rate risk by means of retiring and issuing debt from time to time. To a limited extent, PPG manages its interest rate risk through the purchase of interest rate swaps. As of December 31, 1993 and June 30, 1994 the notional principal amounts and fair values of interest rate swaps held were immaterial.

PPG's policies do not permit active trading of currency or interest rate derivatives.

Additional Business Divestiture and Realignment Detail

1991 Business Divestitures and Realignments

In 1991, the Company recorded business divestiture and realignment charges totaling $84 million. Of the charges, $68 million related to the glass segment, $13 million related to the coatings and resins segment, $2 million related to the chemicals segment and $1 million related to the "other" segment.

Of the glass segment charges, approximately $42 million was recorded to write down certain assets at two plants to reflect the segment's inability to recover the carrying value of such impaired assets. A $12 million charge was also taken with respect to the idling of these facilities, for a period of approximately 3 years, due to overcapacity in the North American flat glass industry and the lack of demand for glass products produced at those plants. These actions were taken in response to results from internal and external studies which analyzed the performance aspect of these facilities and a related impairment analysis, which were completed in the first quarter of 1991. The remainder of the charges relate principally to a work force reduction program which was initiated to streamline the segment's flat glass organization.

The charge recorded by the coatings and resins segment principally related to streamlining of each of its operations throughout North America and reorganization of the North American architectural finishes business.

In addition to the $42 million impairment charge, the provisions recorded were principally comprised of severance costs totaling $38 million and the cost of long-term contractual obligations principally related to the two glass facilities during the period they were idle of $7 million.

1993 Business Divestitures and Realignments

In 1993, the Company recorded business divestiture and realignment charges totaling $126 million. Of these charges, $78 million related to the glass segment, $38 million related to the "other" segment involving our Biomedicals Systems Division and $5 million each related to the coatings and resins and the chemicals segments.

Of the glass segment's charges, approximately $71 million related to the shut-down of two manufacturing facilities, the discontinuation of the commercial products business, and the disposition of the architectural metals business. One of the manufacturing facilities, which had previously been temporarily idled, was permanently closed because management concluded that the market for its products would not support operation of the facility. Management also decided to close the second facility because of the segment's overcapacity for the plant's manufactured products. Operating earnings could be increased through the reallocation of its production to more efficient facilities. The decision to exit the commercial products business was due principally to its disappointing operating performance. The architectural metals business was sold because it was not a core operation of the glass segment and it also experienced unfavorable operating results.

Since the Company's acquisition of the Biomedicals Systems Division, it has consistently reported disappointing operating results. Moreover, this business had not blended well with PPG's other major segments and proved to be difficult to manage under the continually changing business environment in which it operated. As a result, management decided early in the fourth quarter of 1993 to divest and a charge of $38 million was recorded in that quarter. The charge was principally based on anticipated sales proceeds from the divestiture of the sensors and medical electronics businesses of approximately $65 million and $50 million, respectively. Such amounts resulted in an estimated net loss of $5 million. In addition, $30 million of operating losses were anticipated through the expected disposal date.

In addition to the components of the Biomedicals Systems Division provision detailed above, significant components of the business divestiture and realignment charges included charges for the retirement or write-off of operating assets with net book values of approximately $31 million, severance and benefit costs of $17 million, incremental workers' compensation accruals of $10 million, environmental accruals of $9 million, anticipated future operating losses of $6 million through the expected disposal dates for the commercial products and architectural metals businesses, and charges of approximately $2 million for the disposition of operating assets (net of anticipated sales proceeds of $16 million).

The charges recorded in 1993 are expected to be recovered in the future to a large extent through the absence of historical operating losses for the Biomedical Systems Division. Such operating losses were approximately
$61 million, $13 million, and $23 million for 1993, 1992 and 1991, respectively. In addition, future annual operating earnings are projected to be positively impacted by approximately $10 million primarily as a result of the elimination of various operating costs. With the exception of sales proceeds expected in 1994 from the divestiture of the Biomedicals Systems Division's sensors and medical electronics businesses, the cash flow effect of these 1993 activities are not anticipated to be significant. Sales proceeds received to date in 1994 have consisted of $5 million in cash plus $11 million in securities and receivables.

		       Part II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

	  (11)  Computation of Earnings Per Share

     (b)  Reports on Form 8-K

	  The Company filed a Form 8-K on April 21, 1994. The report indicated that on that date the registrant's Board of Directors raised the registrant's quarterly dividend on its common stock to 56 cents per share and approved a two-for-one common stock split in the form of a 100% stock distribution. The cash dividend and stock distribution were made on June 10, 1994 to shareholders of record as of May 10, 1994. The quarterly common stock dividend was 28 cents per share on an after-split basis.

				 SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





						  PPG INDUSTRIES, INC.
						      (Registrant)





Date:     August 15, 1994                       /s/ W. H. Hernandez
						    W. H. Hernandez
					     Vice President and Controller
					    (Acting Principal Financial and
					       Accounting Officer and
					       Duly Authorized Officer)

		   PPG INDUSTRIES, INC. AND SUBSIDIARIES

			     INDEX TO EXHIBITS



Exhibit
  No.              Description


  11            Computation of Earnings (Loss) Per Share