Form 10-Q
period 1994-09-30
PPG INDUSTRIES INC
filed 1994-11-01
CIK 79879

SECURITIES AND EXCHANGE COMMISSION
			  WASHINGTON, D.C. 20549


				 FORM 10-Q


		QUARTERLY REPORT UNDER SECTION 13 or 15(d)
		  OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended  September 30, 1994      Commission File Number  1-1687


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



As of October 27, 1994, 212,755,505 shares of the Registrant's common stock, par value $1.66-2/3 per share, were outstanding.

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


				   Index


Part I.  Financial Information                                        Page(s)


  Item 1.  Financial Statements:

    Condensed Statement of Operations................................   2 - 3

    Condensed Balance Sheet..........................................       4

    Condensed Statement of Cash Flows................................       5

    Notes to Condensed Financial Statements..........................  6 - 10

  Item 2.  Management's Discussion and Analysis of Financial
	   Condition and Results of Operations....................... 11 - 18


Part II.  Other Information


  Item 6.  Exhibits and Reports on Form 8-K..........................      19


Signature............................................................      20

		      Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

		   PPG INDUSTRIES, INC. AND SUBSIDIARIES

	       Condensed Statement of Operations (Unaudited)
				   Three Months            Nine Months
				 Ended September 30     Ended September 30
				  1994       1993        1994       1993
						(Millions)
Net sales.....................  $1,575.3   $1,405.4    $4,671.5   $4,375.7
Cost of sales.................     962.1      884.9     2,861.8    2,764.7
  Gross profit................     613.2      520.5     1,809.7    1,611.0

Other expenses:
  Selling, general and
    administrative............     225.7      216.2       665.2      657.1
  Depreciation................      78.6       82.2       236.1      250.8
  Research and development....      55.7       49.8       159.1      150.8
  Interest....................      21.8       24.5        66.0       77.9
  Other charges...............      29.1       26.7        72.7       62.8
  Business divestitures
    and realignments (Note 4).        --       87.0        85.0       88.4

Total other expenses..........     410.9      486.4     1,284.1    1,287.8

Other earnings................      34.4       26.3        81.9      108.6

Income before income taxes
  and minority interest.......     236.7       60.4       607.5      431.8

Income taxes..................      86.2       30.8       230.9      179.3

Minority interest.............       5.0        4.8        13.0       11.4

Income before cumulative
  effect of accounting
  changes.....................     145.5       24.8       363.6      241.1

Cumulative effect of
  accounting changes (Note 2):
    Other postretirement and
      postemployment bene-
      fits, net of income
      taxes of $231.9 million.        --         --          --     (363.2)
    Income taxes..............        --         --          --       90.4

Net income (loss).............  $  145.5   $   24.8    $  363.6   $  (31.7)

				    - 2 -

		   PPG INDUSTRIES, INC. AND SUBSIDIARIES

	       Condensed Statement of Operations (Unaudited)

				(Continued)
				   Three Months            Six Months
				Ended September 30     Ended September 30
				  1994       1993        1994       1993
Earnings (loss) per share:
  Income before cumulative
    effect of accounting
    changes...................  $   0.68   $   0.12    $   1.71   $   1.14
  Cumulative effect of
    accounting changes:
      Other postretirement
	and postemployment
	benefits..............        --         --          --      (1.71)
      Income taxes............        --         --          --       0.42

  Earnings (loss) per share...  $   0.68   $   0.12    $   1.71   $  (0.15)

Dividends per share (after
  giving retroactive effect
  to 100% stock distribution,
  Note 6).....................  $   0.28   $   0.27    $   0.83   $   0.77

Average shares outstanding
  (after giving retroactive
  effect to 100% stock
  distribution, in millions,
  Note 6).....................     212.5      212.2       212.7      212.3



The accompanying notes to condensed financial statements are an integral part of this statement.

		   PPG INDUSTRIES, INC. AND SUBSIDIARIES

		    Condensed Balance Sheet (Unaudited)
					       September 30    December 31
						   1994           1993
							(Millions)
Assets
Current assets:
  Cash and cash equivalents...................   $  165.7      $  111.9
  Receivables-net.............................    1,229.2         996.7
  Inventories (Note 3)........................      686.8         683.3
  Other.......................................      233.9         234.0
    Total current assets......................    2,315.6       2,025.9

Property (less accumulated depreciation of
  $3,409.5 million and $3,254.6 million)......    2,718.9       2,787.3
Investments...................................      285.3         264.5
Other assets..................................      546.7         573.8
    Total.....................................   $5,866.5      $5,651.5

Liabilities and Shareholders' Equity
Current liabilities:
  Short-term borrowings and obligations
    under capital leases......................   $  300.7      $  355.1
  Accounts payable and accrued liabilities....      971.5         921.2
  Income taxes................................       17.5           4.7
    Total current liabilities.................    1,289.7       1,281.0

Long-term debt and obligations under
  capital leases..............................      767.7         774.0
Deferred income taxes.........................      280.3         268.6
Accumulated provisions........................      265.6         282.5
Other postretirement benefits (Note 2)........      508.2         520.4
Minority interest.............................       65.1          51.9
    Total liabilities.........................    3,176.6       3,178.4

Shareholders' equity:
  Common stock (Note 6).......................      484.3         242.1
  Additional paid-in capital (Note 6).........       65.9         297.5
  Retained earnings...........................    3,626.5       3,436.8
  Treasury stock..............................   (1,279.9)     (1,224.7)
  Unearned compensation.......................     (178.7)       (182.5)
  Minimum pension liability adjustment........      (25.9)        (36.1)
  Currency translation adjustment.............       (2.3)        (60.0)
    Total shareholders' equity................    2,689.9       2,473.1

    Total.....................................   $5,866.5      $5,651.5

The accompanying notes to condensed financial statements are an integral part of this statement.





		   PPG INDUSTRIES, INC. AND SUBSIDIARIES

	       Condensed Statement of Cash Flows (Unaudited)
						 Nine Months Ended Sept. 30
						    1994            1993
							 (Millions)
Cash from operations.........................      $ 503.0         $ 467.8

Investing activities:
   Capital spending..........................       (224.0)         (220.8)
   Other.....................................         83.3            40.8
	Cash used for investing activities...       (140.7)         (180.0)

Financing activities:
   Net change in borrowings with
     maturities of three months or less......        (74.4)           71.5
   Proceeds from other short-term debt.......         31.0             6.6
   Repayment of other short-term debt........        (23.9)           (9.4)
   Proceeds from long-term debt..............         10.3             8.0
   Repayment of long-term debt and capital
     leases..................................        (28.7)         (193.4)
   Loans to employee stock ownership plan....        (11.0)             --
   Repayment of loans by employee stock
     ownership plan..........................         14.8            16.6
   Purchase of treasury stock, net...........        (53.0)          (23.8)
   Dividends paid............................       (176.4)         (163.5)
	Cash used by
	  financing activities...............       (311.3)         (287.4)

Effect of currency exchange rate changes
  on cash and cash equivalents...............          2.8             (.5)

Net increase (decrease) in cash
  and cash equivalents.......................         53.8             (.1)

Cash and cash equivalents,
  beginning of period........................        111.9            61.4

Cash and cash equivalents,
  end of period..............................      $ 165.7         $  61.3


The accompanying notes to condensed financial statements are an integral part of this statement.

		   PPG INDUSTRIES, INC. AND SUBSIDIARIES

	    Notes to Condensed Financial Statements (Unaudited)


1.   Financial Statements

The condensed financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position of PPG Industries, Inc. and consolidated subsidiaries (the Company or PPG) at September 30, 1994, and the results of their operations for the three- and nine-month periods ended September 30, 1994 and 1993 and their cash flows for the nine-month periods ended September 30, 1994 and 1993. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in PPG's Annual Report on Form 10-K for the year ended December 31, 1993.

The results of operations for the nine months ended September 30, 1994 are not necessarily indicative of the results to be expected for the full year.

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

3.   Inventories

Inventories at September 30, 1994, and December 31, 1993, are detailed below.

							Sept. 30    Dec. 31
							  1994        1993
							     (Millions)
      Finished products and work in process............  $455.6      $451.8
      Raw materials....................................   117.0       117.5
      Supplies.........................................   114.2       114.0

	Total..........................................  $686.8      $683.3

Most domestic and certain foreign inventories are valued using the last-in, first-out method. If the first-in, first-out method had been used, inventories would have been $206.7 million and $210.1 million higher at September 30, 1994 and December 31, 1993, respectively.

4.   Business Divestitures and Realignments

PPG's 1994 and 1993 results reflect the impact of the Company's continuing programs to divest or realign businesses and activities not meeting strategic or performance objectives. The related charge for the current year as shown in the condensed statement of operations pertains to the divestiture of the Biomedical Systems Division. The charges for the prior year mainly involve further streamlining in our glass segment, including costs associated with selected plant closings, permanent shut-downs of inactive facilities and disposition of a commercial construction fabrication operation. The charges also include costs for streamlining our European coatings and resins segment operations. Refer to Note 7, Business Segment Information, and Management's Discussion and Analysis of Financial Condition and Results of Operations for further details regarding these charges.

5.   Cash Flow Information

Cash payments for interest for the nine months ended September 30, 1994 and 1993 were $63.7 million and $78.3 million, respectively. Cash payments for income taxes for the nine months ended September 30, 1994 and 1993 were $217.4 million and $196.9 million, respectively.

6.   Stock Split

On April 21, 1994, the Board of Directors approved a two-for-one stock split in the form of a 100% stock distribution. The distribution was made on June 10, 1994, to shareholders of record as of May 10, 1994. Share and per share data have given retroactive effect to the stock split.

7.   Business Segment Information

				   Three Months            Nine Months
				Ended September 30     Ended September 30
				  1994       1993        1994       1993
						(Millions)
     Net Sales

	  Coatings and Resins    $  640     $  547      $1,956     $1,735
	  Glass                     594        521       1,779      1,647
	  Chemicals                 342        296         937        869
	  Other                      --         42          --        125
	    Total                $1,576     $1,406      $4,672     $4,376


				   Three Months            Nine Months
				Ended September 30     Ended September 30
				  1994       1993        1994       1993
						(Millions)
     Operating Income (Loss)(1)

	  Coatings and Resins    $  109     $   90      $  376     $  310
	  Glass                      74        (31)        243         80
	  Chemicals                  68         27         139        108
	  Other (1)                   2         (3)        (79)       (12)
	    Total operating
	     income                 253         83         679        486

     Interest - net                 (19)       (21)        (59)       (68)

     Other unallocated corporate
       (expense) income - net         3         (1)        (12)        14

     Income before income taxes
       and minority interest     $  237     $   61      $  608     $  432

[FN]

    (1)   Includes charges related to business divestitures and
	  realignments, as follows:
				      Three Months        Nine Months
				     Ended Sept. 30     Ended Sept. 30
				      1994     1993      1994     1993
						 (Millions)
	       Coatings and Resins    $ --     $  4      $ --     $  5
	       Glass                    --       78        --       78
	       Chemicals                --        5        --        5
	       Other                    --       --        85       --
		 Total                $ --     $ 87      $ 85     $ 88


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

It is PPG's policy to accrue expenses for environmental contingencies when it is probable that a liability exists and the amount of loss can be reasonably estimated. As of September 30, 1994 and December 31, 1993, PPG had environmental reserves totaling $88 million and $90 million, respectively. Charges against income for environmental remediation costs for the nine month periods ended September 30, 1994 and 1993 were $25 million and $23 million, respectively.

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

Item 2.  Management's Discussion and Analysis of Financial
	 Condition and Results of Operations

Performance in the Third Quarter of 1994 Compared to the Third Quarter of 1993

Performance Overview

Sales for the third quarter of 1994 and 1993 were $1.58 billion and $1.41 billion, respectively. Higher volumes in each of the business segments, including sales from the January 1994 acquisition of Akzo's European original equipment auto coatings business, more than offset the absence of sales in 1994 from the Biomedicals Systems Division and glass businesses which have been substantially divested or discontinued. Higher commodity chemical prices also contributed to the sales increase.

The gross profit percentage increased to 38.9% from 37.0% in the prior year's quarter. Contributing factors to the improvement were lower manufacturing costs, sales mix improvements, higher overall sales prices and benefits from substantially divested and discontinued businesses. The negative effects of inflation partly offset these gains.

On April 21, 1994, the Board of Directors approved a two-for-one stock split in the form of a 100% stock distribution. The distribution was made on June 10, 1994 to shareholders of record on May 10, 1994. Share and per share data give retroactive effect to the stock split.

Net income and earnings per share for the quarter were $145.5 million and $0.68, respectively. In the third quarter of 1993, net income and earnings per share were $24.8 million and $0.12, respectively. Current period earnings were favorably impacted by the factors that contributed to the gross profit percentage improvement, higher sales volumes, and the absence of business divestiture and realignment charges. Higher income tax expense partially offset these gains and resulted principally from the increase in pre-tax income.

Performance of Business Segments

Coatings and resins sales increased to $640 million from $547 million for the third quarter of 1993. Operating earnings for the corresponding periods were $109 million and $90 million, respectively. Contributing principally to the sales increase were higher volumes for most of the segment's major product lines, including sales from the January 1994 acquisition of the Akzo coatings business and the July 1994 acquisition of an automotive paint spray booth business. The increase in operating earnings was primarily attributable to the factors that contributed to the sales increase and the absence of business realignment charges, offset in part by higher overhead costs and the negative effects of inflation.

Glass sales increased to $594 million in the third quarter of 1994 from $521 million in the prior year period. Operating income increased to $74 million from a $31 million loss in the corresponding prior period. Higher volumes in each of the segment's major businesses and higher sales prices for North American flat and automotive replacement glass and fiber glass reinforcement products contributed to the sales increase. The favorable effects of translating European currencies also contributed to the sales increase. The absence of sales from a divested business, and reduced prices for North American automotive original glass partially offset these improvements. The increase in operating earnings was principally the result of the absence of $78 million of restructuring charges that were recorded in the prior year period and the factors that contributed to the sales increase. The negative effects of inflation partially offset these improvements.

Chemicals sales increased to $342 million from $296 million in the third quarter of 1993. Operating earnings increased to $68 million from $27 million for the corresponding prior period. The increase in sales is primarily attributable to higher volumes for most chlor-alkali and specialty chemical products and increased prices for chlorine and most chlorine derivatives products. Partially offsetting these improvements were lower caustic soda prices. The operating earnings improvement was attributable to the factors that contributed to the sales increase, manufacturing efficiencies, gains from the dispositions of the segment's polymer additives business and its investment in a bromine business, and the absence of business divestiture and realignment charges.

There have not been significant changes in the Company's plans for implementing business divestiture and realignment programs undertaken in prior years and previous quarters of the current year.

Performance in the First Nine Months of 1994 Compared to the First Nine Months of 1993

Performance Overview

Sales for the first nine months of 1994 and 1993 were $4.7 billion and $4.4 billion, respectively. Higher volumes in each of the business segments, including sales from the January 1994 acquisition of an Akzo coatings business, more than offset the absence of sales in 1994 from the Biomedicals Systems Division and glass businesses which have been substantially divested or discontinued. The unfavorable effect of translating European currencies and lower overall prices in the Chemicals segment negatively impacted sales.

The gross profit percentage increased to 38.7% from 36.8% in the prior period. Contributing factors to the improvement were sales mix improvements, lower manufacturing costs, and benefits from substantially divested and discontinued businesses. Lower overall sales prices and the negative effects of inflation partly offset these gains.

Net income and earnings per share for the current year period were $363.6 million and $1.71, respectively. In the prior year period, the Company experienced a net loss and loss per share of $31.7 million and $0.15, respectively. The prior year amounts included a net charge of $272.8 million or $1.29 per share for three accounting changes (see Note 2 to the condensed financial statements) and business divestiture and realignment charges of $52 million, after-tax. Also included was an $0.08 per share gain from the sale of our interest in an insurance company. Current period earnings were favorably impacted by the factors that contributed to the gross profit percentage improvement, higher sales volumes and lower interest expense. Partly offsetting these gains was the $52 million after-tax charge related to the exit of the Biomedical Systems Division and higher income tax expense due principally to the higher pre-tax income.

Performance of Business Segments

Coatings and resins sales increased to $1.96 billion from $1.74 billion for the first nine months of 1993. Operating earnings for the corresponding periods were $376 million and $310 million, respectively. Contributing to the sales increase were higher volumes for nearly all of the segment's major product lines, including sales from the January 1994 acquisition of the Akzo coatings business and a July 1994 acquisition of an automotive paint spray booth business, which were partially offset by the unfavorable effect of translating European currencies. The increase in operating earnings was attributable to the higher overall sales volumes and prices as well as benefits from manufacturing efficiencies. Higher overhead costs, the unfavorable effects of inflation and the negative effects of European currency translation partly offset these improvements.

Glass sales increased to $1.78 billion in the nine-month period ended September 30, 1994, from $1.65 billion in the prior year period. Operating income increased to $243 million from $80 million in the corresponding prior period. Higher volumes in each of the segment's major businesses and higher sales prices for North American flat, automotive replacement and fiber glass products contributed to the sales increase. The absence of sales from divested and discontinued businesses, the unfavorable effects of translating European currencies, and reduced prices for worldwide automotive original products and flat and fiber glass reinforcement products in Europe partially offset these improvements. The operating earnings improvement was primarily the result of the absence of $78 million of restructuring charges that were recorded in the prior year period, the factors that contributed to the sales increase, manufacturing efficiencies, and the absence of operating losses from certain divested or discontinued businesses. The negative effects of inflation partially offset these gains.

Chemicals sales increased to $937 million from $869 million for the nine-month period ended September 30, 1993. Operating earnings increased to $139 million from $108 million for the corresponding prior period. The increase in sales is primarily attributable to higher volumes for most chlor-alkali, chlorine derivative, and specialty chemical products. Significantly offsetting these improvements were lower chlor-alkali prices. The increase in operating earnings was principally the result of the higher sales volumes, manufacturing efficiencies, gains from the dispositions of the segment's polymer additives business and its investment in a bromine business, and the absence of business divestiture and realignment charges. Lower overall sales prices, the negative effects of inflation and higher overhead costs somewhat offset these improvements.

Included in the "other" segment's operating loss was an $85 million second quarter charge related to the divestment of the Biomedical Systems Division. Because of the general decline in health care and related markets, and other uncertainties, disposition of the remaining assets of this division was no longer assured of occurring within one year of the Company's original decision to divest it. The majority of the charge was comprised of the reversal of a $60 million gain originally anticipated from divestiture of its sensors business at the time the decision was made to dispose of the division. Also, a $13 million charge was taken for additional operating losses anticipated through the expected disposal date resulting from such date being extended as well as actual operating losses exceeding those originally estimated. Any gains on sales of the remaining assets will be recognized in the period in which they occur.

Other Factors

The decline in interest expense was principally the result of lower average borrowings for the third quarter of 1994 and nine-month period ended September 30, 1994, as compared with the corresponding periods in 1993.

Higher other charges for the nine-month period ended September 30, 1994, was principally the result of higher environmental study costs and charges incurred for the relocation of an administrative office.

Lower other earnings and the change in other unallocated corporate (expense) income - net for the nine-month period ended September 30, 1994, were principally the result of the absence of the gain from the sale of our interest in an insurance company, which occurred in the first quarter of 1993.

The increase in accounts receivable is principally the result of higher sales in September 1994 as compared with those in December 1993.

The decline in accumulated provisions and other assets is principally attributable to the sale of the European portion of our Biomedical Systems Division.

PPG's board of directors approved a repurchase of 6.5 million shares of PPG stock. The stock will be purchased in open market or private transactions and no timetable for the repurchases has been announced.

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

It is PPG's policy to accrue expenses for environmental contingencies when it is probable that a liability exists and the amount of loss can be reasonably estimated. As of September 30, 1994 and December 31, 1993, PPG had environmental reserves totaling $88 million and $90 million, respectively. Charges against income for environmental remediation costs for the nine month periods ended September 30, 1994 and 1993 were $25 million and $23 million, respectively.

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

Foreign Currency and Interest Rate Risk

As a multinational company, PPG is concerned with, and therefore manages, its transaction exposure to foreign currency risk. Its objective in managing this risk is to minimize the volatility of cash flows due to currency fluctuations. The Company manages its foreign currency exposures principally through the purchase of forward and option contracts. It does not manage its exposure to translation gains and losses; however, by borrowing in local currencies it reduces such exposure. The market value of the forward and option contracts purchased and outstanding as of September 30, 1994, was not material.

The Company manages its interest rate risk in order to balance its exposure between fixed and variable rates while attempting to minimize its interest costs. PPG principally manages its interest rate risk by means of retiring and issuing debt from time to time. To a limited extent, PPG manages its interest rate risk through the purchase of interest rate swaps. As of December 31, 1993 and September 30, 1994 the notional principal amounts and fair values of interest rate swaps held were immaterial.

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

Of the glass segment charges, approximately $42 million was recorded to write down certain assets at two plants to reflect the segment's inability to recover the carrying value of such impaired assets. A $12 million charge was also taken with respect to the idling of these facilities, for a period of approximately three years, due to overcapacity in the North American flat glass industry and the lack of demand for glass products produced at those plants. These actions were taken in response to results from internal and external studies which analyzed the performance aspect of these facilities and a related impairment analysis, which were completed in the first quarter of 1991. The remainder of the charges relate principally to a work force reduction program which was initiated to streamline the segment's flat glass organization.

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

The charges recorded in 1993 are expected to be recovered in the future to a large extent through the absence of historical operating losses for the Biomedical Systems Division. Such operating losses were approximately
$61 million, $13 million, and $23 million for 1993, 1992 and 1991, respectively. In addition, future annual operating earnings are projected to be positively impacted by approximately $10 million primarily as a result of the elimination of various operating costs. With the exception of sales proceeds expected in 1994 from the divestiture of the Biomedicals Systems Division's sensors and medical electronics businesses, the cash flow effect of these 1993 activities are not anticipated to be significant. Sales proceeds received to date in 1994 have consisted of $13 million in cash plus
$12 million in securities and receivables.

		       Part II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

	  (11)  Computation of Earnings Per Share

     (b)  Reports on Form 8-K

	  The Company filed a Form 8-K on October 21, 1994. The report indicated that on October 20, 1994 the Registrant's Board of Directors approved the repurchase by the Registrant of 6.5 million shares of the Registrant's outstanding common stock, par value $1.66 2/3 per share (the common stock). The shares may be repurchased in the open market or in private transactions and no timetable was established for the repurchase. CS First Boston Corporation is exclusive agent of the initial part of this repurchase program.

				 SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





						  PPG INDUSTRIES, INC.
						      (Registrant)





Date:     November 1, 1994                     /s/ W.H. Hernandez
						    W. H. Hernandez
					     Vice President and Controller
					    (Acting Principal Financial and
					       Accounting Officer and
					       Duly Authorized Officer)

		   PPG INDUSTRIES, INC. AND SUBSIDIARIES

			     INDEX TO EXHIBITS



Exhibit
  No.              Description


  11            Computation of Earnings (Loss) Per Share

  27            Financial Data Schedule