Form 10-K
period 1994-12-31
PPG INDUSTRIES INC
filed 1995-02-21
CIK 79879

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------
                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1994        Commission File Number 1-1687
                              PPG INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                      Pennsylvania                                                25-0730780
             (State or other jurisdiction of                                   (I.R.S. Employer
             incorporation or organization)                                   Identification No.)
         One PPG Place, Pittsburgh, Pennsylvania                                     15272
        (Address of principal executive offices)                                  (Zip code)

Registrant's telephone number, including area code:              412-434-3131

          Securities Registered Pursuant to Section 12(b) of the Act:


                                                                   Name of each exchange on
       Title of each class                                            which registered
       -------------------                                            ----------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of January 31, 1995, 206,232,732 shares of the Registrant's common stock, with a par value of $1.66 2/3 per share, were outstanding. As of that date, the aggregate market value of common stock held by non-affiliates was $7,234 million.

                      DOCUMENTS INCORPORATED BY REFERENCE


                                                                                               Incorporated By
                                        Document                                            Reference In Part No.
                                        --------                                            ---------------------
Portions of PPG Industries, Inc. Annual Report to
  Shareholders for the year ended December 31, 1994......................................       I, II and IV
Portions of PPG Industries, Inc. Proxy Statement
  for its 1995 Annual Meeting of Shareholders............................................            III

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

                       Note on Incorporation by Reference

Throughout this report various information and data are incorporated by reference to the Company's 1994 Annual Report to Shareholders (hereinafter referred to as "the Annual Report to Shareholders"). Any reference in this report to disclosures in the Annual Report to Shareholders shall constitute incorporation by reference only of that specific information and data into this Form 10-K.

                                     Part I

Item 1. Business

PPG Industries Inc., incorporated in Pennsylvania in 1883, is comprised of three basic business segments: coatings and resins, glass and chemicals. Within these business segments, PPG has followed a careful program of directing its resources of people, capital and technology in selected areas where it enjoys positions of leadership. Primary areas in which resources have been focused are automotive, industrial and architectural coatings, flat glass, automotive original and replacement glass, aircraft transparencies, continuous strand fiber glass, and industrial and specialty chemicals. Each of the business segments in which PPG is engaged is highly competitive. However, the broad diversification of product lines and worldwide markets served tend to minimize the impact of changes in demand for a particular product line on total sales and earnings. Reference is made to "Business Segment Information" on pages 26 and 27 of the Annual Report to Shareholders, which is incorporated herein by reference, for financial information relating to business segments.

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

The industrial portion of the coatings business involves the supply of protective and decorative finishes for autos, appliances, industrial equipment, and packaging; factory finished aluminum extrusions and coils for architectural uses; and other industrial and consumer products. In addition to the supply of finishes to the automotive original equipment market, PPG supplies automotive refinishes to the aftermarket which are primarily sold through distributors. In the industrial portion of the coatings business, PPG sells directly to a variety of manufacturing companies. Product performance, quality and customer service are major competitive factors. The industrial coatings are formulated specifically for the customer's needs and application methods. PPG also manufactures adhesives and sealants for the auto industry and metal pretreatments for auto and industrial applications.

The architectural finishes business consists primarily of coatings used by painting and maintenance contractors and by consumers for decoration and maintenance. PPG's products are sold through independent distributors, paint dealers, mass merchandisers and home centers. Price, quality and service are key competitive factors in the architectural finishes market.

Coatings and resins' principal production facilities are concentrated in North America and Europe. North American production facilities consist of 13 plants in the United States, one in Canada and two in Mexico. The three largest facilities are the Cleveland, OH plant, which primarily produces automotive original coatings; the Oak Creek, WI plant, which produces automotive original and other industrial coatings; and the Delaware, OH plant, which primarily produces automotive refinishes and certain industrial coatings. Outside North America, PPG operates three plants in Spain; two plants each in France and Italy, and one plant each in England, Germany and Portugal. These plants produce a variety of industrial and architectural coatings. PPG owns a 60 percent interest in a sales operation in Hong Kong, 50 percent interests in operations in South Korea and Japan, and a minority interest in an operation in Taiwan. Additionally, coatings and resins operates ten service centers in the United States, two in Canada and one in Mexico to provide just-in-time delivery and service to selected automotive assembly plants. Twenty training centers in the United States, five in Europe, two in Asia and one in Canada are in operation. These centers provide training for automotive aftermarket refinish customers. Also, four automotive original application centers that provide testing facilities for customer paint processes and new products are in operation. The average number of persons employed by the coatings and resins segment during 1994 was 9,600.

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

The bases for competition are price, quality, technology, cost and customer service. The Company competes with six other major producers of flat glass, six other major producers of fabricated glass and two other major producers of fiber glass throughout the world.

PPG's principal glass production facilities are concentrated in North America and Europe. Fourteen plants operate in the United States, of which six produce flat glass, five produce automotive glass, two produce fiber glass products and one produces aircraft transparencies. There are three plants in Canada, two of which produce automotive glass and one produces flat glass. Four plants operate in Italy; one manufactures automotive and flat glass, one produces automotive glass, one produces flat glass, and another produces aircraft transparencies. Three plants are located in France; one plant manufactures automotive and flat glass and two plants produce automotive glass. One plant in England and one plant in the Netherlands produce fiber glass. PPG owns equity interests in operations in the United States, Canada, France, the People's Republic of China, Taiwan and Venezuela and a majority interest in a glass distribution company in Japan. The average number of persons employed by the glass segment during 1994 was 15,400.

Chemicals

PPG is a major manufacturer of chlor-alkali and specialty chemicals. The primary chlor-alkali and derivative products are chlorine, caustic soda, vinyl chloride monomer, chlorinated solvents and chlorinated benzenes. Most of these products are sold directly to manufacturing companies in the chemical processing, rubber and plastics, paper, minerals and metals, and water treatment industries. The primary specialty chemical products are silica based compounds for the tire, shoe and battery separator businesses; surfactants for food emulsification, sugar processing and personal care products; CR-39 monomer for optical plastics; photochromic lens coatings for eyeglasses; and phosgene derivatives for the pharmaceutical, herbicide and fuel additives businesses.

PPG competes with six other major producers of clor-alkali products. Price, product availability, product quality and customer service are the key competitive factors. In the specialty chemicals area, PPG's market share varies greatly by business; product performance and technical service are the most critical competitive factors.

PPG's chemical production facilities consist of nine plants in North America, two plants each in Taiwan and the Peoples Republic of China, and one each in France, the Netherlands and Ireland. The two largest facilities, located in Lake Charles, LA and in Natrium, WV, primarily produce chlor-alkali and derivative products. PPG owns equity interests in one company each in Japan, Thailand and the United States. The average number of persons employed by the chemicals segment during 1994 was 4,500.

Business Divested in 1994--Biomedical Systems Division

The Company's Biomedical Systems Division was a manufacturer, supplier and servicer of integrated medical systems for human health care on a worldwide basis. Major markets involved cardiopulmonary applications, including cardiac catheterization, electrocardiographs and related equipment for diagnosis of cardiovascular diseases, patient monitoring systems and sensors for both vital signs and respiratory monitoring functions. A large number of competitors provided products on either a global or regional basis. PPG sold directly to hospital and clinical customers and through distributor organizations in selected markets, and distributed selected original equipment products for other manufacturers.

A decision was made in the fourth quarter of 1993 to divest the Biomedical Systems Division. The sale of the medical electronics portion of this business was completed by the end of the third quarter of 1994 and the sale of the sensors business was completed in January 1995.

Two production facilities in Germany and one in the United States were sold during 1994. One remaining plant in the United States related to the sensors business existed at the end of 1994. This plant was sold as part of the sensors business sale in January 1995. The average number of persons employed by the Biomedical Systems Division during 1994 was 500.

Raw Materials

The effective management of raw materials is important to PPG's continued success. The Company's most significant raw materials are sand, soda ash, energy, polyvinyl butyral, colemanite and boric acid in the glass segment, titanium dioxide and epoxy resins in the coatings and resins segment, and energy and ethylene in the chemicals segment. Most of the raw materials used in production are purchased from outside sources, and the Company has made, and will continue to make, supply arrangements to meet the planned operating requirements for the future. For the significant raw material requirements identified above, and other material, there is more than one source of supply.

Patents

Although PPG considers patent protection to be important from an overall standpoint, the Company's business segments are not materially dependent upon any single patent or group of related patents. PPG received $25 million, $25 million and $27 million from royalties and the sale of technical know-how during the years 1994, 1993 and 1992, respectively.

Research and Development

Research and development costs, including depreciation of research facilities, during 1994, 1993 and 1992 were $233 million, $218 million and $221 million, respectively. Research and development facilities are maintained for each business segment. Each of the facilities conducts research and development involving new and improved products and processes, and additional process and product development work is undertaken at many of the Company's manufacturing plants. PPG owns and operates eight research and development facilities in the United States and Europe.

Backlog

In general, PPG does not manufacture its products against a backlog of orders; production and inventory levels are geared primarily to projections of future demand and the level of incoming orders.

Non-U.S. Operations

Although PPG has a significant investment in non-U.S. operations, based upon the extent and location of investments, management believes that the risk associated with its international operations is not significantly greater than domestic operations.

Employees

The average number of persons employed by PPG during 1994 was 30,800.

Environmental Matters

Like other companies, PPG is subject to the existing and evolving standards relating to the protection of the environment. Capital expenditures for environmental control projects were approximately $19 million, $29 million and $48 million in 1994, 1993 and 1992, respectively. It is projected that expenditures for such projects in 1995 will approximate $40 million with similar amounts of annual expenditures expected in the near future. Although future capital expenditures are difficult to forecast accurately because of constantly changing regulatory standards, it can be anticipated that environmental control standards will become increasingly stringent and costly.

PPG is negotiating with various government agencies concerning 75 National Priority List ("NPL") and various other cleanup sites. While PPG is not generally a major contributor of wastes to these sites, each potentially responsible party or contributor may face agency assertions of joint and several liability. Generally, however, a final allocation of costs is made based on relative contributions of wastes to the site. There is a wide range of cost estimates for cleanup of these sites, due largely to uncertainties as to the nature and extent of their condition and the methods which may have to be employed for their remediation. Additionally, remediation projects have been or may be undertaken at certain of the Company's current and former plant sites. The Company has established reserves for those sites where it is probable a liability exists and the amount can be reasonably estimated. As of Dec. 31, 1994 and 1993, PPG had environmental reserves totaling $90 million. Charges against income increasing environmental remediation reserves totaled approximately $30 million in 1994, $23 million in 1993 and $16 million in 1992. Cash outlays against these reserves were approximately $30 million, $40 million and $58 million in 1994, 1993 and 1992, respectively.

The Company's experience to date regarding environmental matters leads PPG to believe that it will have continuing expenditures for compliance with provisions regulating the protection of the environment and for present and future remediation efforts at waste and plant sites. However, management anticipates that such expenditures, which will occur over an extended period of time, will not result in future annual charges to income that are significantly greater than those recorded in recent years. It is possible, however, that technological, regulatory and enforcement developments, the results of environmental studies and other factors could alter this expectation. In management's opinion, the Company operates in an environmentally sound manner, is well positioned, relative to environmental matters, within the industries in which it operates and the outcome of these environmental matters will not have a material adverse effect on PPG's financial position or liquidity. To date, compliance with federal, state and local requirements has not had a material impact on PPG's financial position, results of operations or liquidity. See Environmental Matters in Management's Discussion and Analysis for additional information related to environmental matters.

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

Separately, the Company has voluntarily entered into an agreement with the EPA to participate in the EPA's Toxic Substances Control Act Section 8(e) Compliance Audit Program (the "Program"). Under the Program the Company conducted a self-audit. On October 28, 1992, the Company submitted the first of two final reports pursuant to the Program. Based on this submission, the Company would pay $522,000 in stipulated penalties. To the Company's knowledge, the EPA has not yet reviewed the report or issued any order as a result of the report. Under the Program, the EPA has agreed that the combined potential civil penalties for both final reports of the Company will not exceed $1,000,000.

Item 4. Submission of Matters to a Vote of Security Holders

None

                      Executive Officers of the Registrant

        Name                     Age                                Title
        ____                     ___                                _____
Jerry E. Dempsey (a)              62   Chairman of the Board and Chief Executive Officer since September 1993
Russell L. Crane (b)              54   Senior Vice President, Human Resources and Administration since April 1994
Robert D. Duncan (c)              55   Executive Vice President since April 1994
Peter R. Heinze (d)               52   Senior Vice President, Chemicals since April 1994
William H. Hernandez (e)          46   Senior Vice President, Finance since January 1995
John J. Horgan (f)                52   Senior Vice President, Fiber Glass since April 1994
Raymond W. LeBoeuf (g)            48   Executive Vice President since April 1994
Guy A. Zoghby (h)                 60   Senior Vice President and General Counsel since April 1994

(a) Mr. Dempsey was Senior Vice President of WMX Technologies, Inc., and Chairman of Chemical Waste Management, Inc., prior to his present position.
(b) Mr. Crane was Vice President, Human Resources prior to his present position.
(c)  Mr. Duncan was Group Vice President, Glass prior to his present position.
(d) Dr. Heinze was Group Vice President, Chemicals of the Company and was President of the Chemicals Division of BASF (U.S.) prior to his present position.
(e) Mr. Hernandez was Vice President and Controller and Controller of the Company and was Vice President, Finance and Planning and Chief Financial Officer of Borg-Warner Automotive, Inc. prior to his present position.
(f) Mr. Horgan was Vice President, Fiber Glass Products and Vice President, Administration prior to his present position.
(g)  Mr. LeBoeuf was Vice President, Finance prior to his present position.
(h) Mr. Zoghby was Vice President and General Counsel prior to his present position.

The executive officers of the Company are elected annually in April by the Board of Directors.

                                    Part II

Information with respect to the following Items can be found on the indicated pages of the Annual Report to Shareholders and is incorporated herein by reference.

                                                                                                                  Page(s)
                                                                                                                  -------
Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

Stock Exchange Listings...................................................................................             40
Quarterly Stock Information...............................................................................             40

Item 6. Selected Financial Data

The information required by Item 6 is reported in the Eleven-Year Digest under the captions net sales, income before accounting changes, cumulative effect of accounting changes, net income, earnings per share before accounting changes, cumulative effect of accounting changes on earnings per share, earnings per share, dividends per share, total assets, and long-term debt and lease obligations
for the years 1990 through 1994............................................................................            39

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis......................................................................          21-25

Item 8. Financial Statements and Supplementary Data

Independent Auditors' Report..............................................................................             17

Financial Statements:
  Statement of Income for the years ended
     December 31, 1994, 1993 and 1992.....................................................................             18
  Balance Sheet, December 31, 1994 and 1993...............................................................             19
  Statement of Cash Flows for the years ended
     December 31, 1994, 1993 and 1992.....................................................................             20
  Notes to the Financial Statements.......................................................................          28-37

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

                                    Part III

Item 10. Directors and Executive Officers of the Registrant

The information required by Item 10 regarding Directors is contained under the caption "Election of Directors" in the Registrant's definitive Proxy Statement for its 1995 Annual Meeting of Shareholders (the "Proxy Statement") which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, which information under such caption is incorporated herein by reference.

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

    Financial Statement Schedules for years ended December 31, 1994, 1993 and 1992:

         The following should be read in conjunction with the previously referenced financial statements.

                                                                                                       Page
                                                                                                       ----
Independent Auditors' Report...........................................................................   9
Schedule II--Valuation and Qualifying Accounts.........................................................   10

         All other schedules are omitted because they are not applicable.

(b) A Form 8-K was filed on October 21, 1994 and was reported as such in our Form 10-Q for the quarter ended September 30, 1994.

(c) Exhibits:
          (3) The Restated Articles of Incorporation as amended, were filed as Exhibit 3 to the Registrant's Form 10-K for the year ended December 31, 1990, which exhibit is incorporated herein by reference. The bylaws, as amended through February 21, 1991, were filed as Exhibit 3.1 to the Registrant's Form 10-K for the year ended December 31, 1990, which exhibit is incorporated herein by reference.

          (4) The Shareholders' Rights Plan was filed as Exhibit 4 on the Registrant's Form 8-K, dated May 12, 1988, which exhibit is incorporated herein by reference.

        *(10) The Nonqualified Retirement Plan was filed as Exhibit 10.1 and the Supplemental Executive Retirement Plan II was filed as
              Exhibit 10.2 to the Registrant's Form 10-K for the year ended December 31, 1992. The 1984 Earnings Growth Plan is contained in Exhibit A to the Registrant's definitive Proxy Statement dated March 2, 1984. The 1984 Stock Option Plan was filed as Exhibit 10 to the Registrant's Form 10-Q for the quarter ended March 31, 1992. A Description of the Compensatory Arrangement between Mr. Jerry E. Dempsey and the Registrant was filed as Exhibit 10 to the Registrant's Form 10-Q for the quarter ended September 30, 1993. All exhibits referred to in this paragraph (10) are incorporated by reference.

      *(10.1) Directors' Retirement Plan as amended through December 15, 1994.

      *(10.2) Deferred Compensation Plan for Directors as amended through
              December 15, 1994.

      *(10.3) Incentive Compensation and Deferred Income Plan for Key Employees as amended through February 15, 1995.

      *(10.4) Description of the Compensatory Arrangement between Dr. Peter R.
              Heinze and the Registrant.

         (11) Computation of Earnings Per Share for the Five Years Ended December 31, 1994.

         (13) Company's 1994 Annual Report to Shareholders (except for the pages and information therein expressly incorporated by reference in this Form 10-K, the Annual Report to Shareholders is provided solely for the information of the Commission and is not to be deemed "filed" as part of the Form 10-K).

         (21) Subsidiaries of the Registrant.

         (23) Consent of Independent Auditors.

         (24) Powers of Attorney.

         (27) Financial Data Schedule.

* Items referred to in Exhibit (10) and incorporated by reference and Exhibits (10.1), (10.2), (10.3) and (10.4) are either management contracts, compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 14(c) of Form 10-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on February 16, 1995.



                                        PPG INDUSTRIES, INC.
                                           (Registrant)

                                        By  /s/ W. H. Hernandez
                                            ...................................
                                            W.H. Hernandez,
                                            Senior Vice President, Finance

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated, on February 16, 1995.


             Signature                               Capacity
             ---------                               --------
      /s/ J. E. Dempsey
....................................  Director, Chairman of the Board and
         J. E. Dempsey                Chief Executive Officer

     /s/ W. H. Hernandez
....................................  Senior Vice President, Finance (Principal
         W. H. Hernandez              Financial and Accounting Officer)

     E. B. Davis, Jr.         Director
     S. C. Gault              Director
     A. J. Krowe              Director
     S. C. Mason              Director   By /s/ W. H. Hernandez
     H. A. McInnes            Director      ....................................
     R. Mehrabian             Director      W. H. Hernandez, Attorney-in-Fact
     V. A. Sarni              Director
     D. G. Vice               Director
     D. R. Whitwam            Director

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of PPG Industries, Inc.:

We have audited the balance sheet of PPG Industries, Inc. and subsidiaries as of December 31, 1994 and 1993, and the related statements of income and cash flows for each of the three years in the period ended December 31, 1994, and have issued our report thereon dated January 19, 1995; such financial statements and report are included in your 1994 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included financial statement schedule II, Valuation and Qualifying Accounts, of PPG Industries, Inc. and subsidiaries for the years ended December 31, 1994, 1993 and 1992. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Pittsburgh, Pennsylvania
January 19, 1995

PPG Industries, Inc. and Subsidiaries

Schedule II--Valuation and Qualifying Accounts
For the Years Ended December 31, 1994, 1993 and 1992

                                                                 Balance at    Charged to
                                                                  Beginning     Costs and                      Balance at
                          Description                              of Year      Expenses      Deductions(1)    End of Year
                          -----------                            ----------   -----------    --------------   ------------
                                                                                         (Millions)
1994
  Deducted from assets to which
     they apply:
       Allowance for doubtful accounts                            $    25.6     $    12.6       $    11.7       $    26.5
                                                                  =========     =========       =========       =========
1993
  Deducted from assets to which
     they apply:
       Allowance for doubtful accounts                            $    33.0     $    15.2       $    22.6       $    25.6
                                                                  =========     =========       =========       =========
1992
  Deducted from assets to which
     they apply:
       Allowance for doubtful accounts                            $    35.1     $    16.6       $    18.7       $    33.0
                                                                  =========     =========       =========       =========

                      ------------------------------------

(1) Notes and accounts receivable written off as uncollectible, net of recoveries, changes attributable to foreign currency translation, and elimination of allowances related to businesses sold.

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

10  The Nonqualified Retire-       Exhibit 10.1 - Form 10-K for the year ended
    ment Plan                                     December 31, 1992

10  The Supplemental               Exhibit 10.2 - Form 10-K for the year ended
    Executive Retirement                          December 31, 1992
    Plan II

10  1984 Earnings Growth Plan      Exhibit A    - Proxy Statement, dated
                                                  March 2, 1984

10  1984 Stock Option Plan         Exhibit 10   - Form 10-Q for the quarter
                                                  ended March 31, 1992

10  Description of Compensatory    Exhibit 10   - Form 10-Q for the quarter
    Arrangement between                           ended September 30, 1993
    Jerry E. Dempsey and
    the Registrant

Exhibit                        Description
- -------                        -----------

10.1     Directors' Retirement Plan as amended through December 15, 1994

10.2     Deferred Compensation Plan for Directors as amended through
         December 15, 1994

10.3 Incentive Compensation and Deferred Income Plan for Key Employees as amended through February 15, 1995

10.4 Description of Compensatory Arrangement between Dr. Peter R. Heinze and the Registrant.

11       Computation of Earnings Per Share for the Five Years Ended
         December 31, 1994

13       Company's 1994 Annual Report to Shareholders

21       Subsidiaries of the Registrant

23       Consent of Independent Auditors

24       Powers of Attorney

27       Financial Data Schedule