Form 10-Q
period 1995-03-31
PPG INDUSTRIES INC
filed 1995-05-01
CIK 79879

		    SECURITIES AND EXCHANGE COMMISSION
			  WASHINGTON, D.C. 20549


				 FORM 10-Q


		QUARTERLY REPORT UNDER SECTION 13 or 15(d)
		  OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended  March 31, 1995           Commission File Number  1-1687


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



As of April 28, 1995, 206,188,018 shares of the Registrant's common stock, par value $1.66-2/3 per share, were outstanding.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


		    Yes   X                 No

		   PPG INDUSTRIES, INC. AND SUBSIDIARIES
		   =====================================


				   Index


Part I.  Financial Information                                      Page(s)


  Item 1.  Financial Statements:

    Condensed Statement of Operations................................    2

    Condensed Balance Sheet..........................................    3

    Condensed Statement of Cash Flows................................    4

    Notes to Condensed Financial Statements..........................  5-7

  Item 2.  Management's Discussion and Analysis of Financial
	   Condition and Results of Operations....................... 8-11


Part II.  Other Information

  Item 4.  Submission of Matters to a Vote of Security Holders.......   12

  Item 6.  Exhibits and Reports on Form 8-K..........................   13


Signature............................................................   14

		      Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

		   PPG INDUSTRIES, INC. AND SUBSIDIARIES

	       Condensed Statement of Operations (Unaudited)
		  (Millions, except per share amounts)
						Three Months Ended March 31
						    1995            1994
Net sales....................................     $1,740.8        $1,476.9
Cost of sales................................      1,028.1           911.8
  Gross profit...............................        712.7           565.1

Other expenses:
  Selling, general and administrative........        231.5           216.0
  Depreciation...............................         80.0            78.5
  Research and development...................         56.9            49.0
  Interest...................................         20.5            21.8
  Other charges..............................         38.0            15.1

    Total other expenses.....................        426.9           380.4

Other earnings...............................         73.1            24.9

Income before income taxes
  and minority interest......................        358.9           209.6

Income taxes.................................        136.4            83.8

Minority interest............................          3.3             3.9

Net income...................................     $  219.2        $  121.9

Earnings per share...........................     $   1.06        $   0.57

Dividends per share..........................     $   0.29        $   0.27

Average shares outstanding...................        206.5           212.9



The accompanying notes to the condensed financial statements are an integral part of this statement.

		   PPG INDUSTRIES, INC. AND SUBSIDIARIES

		    Condensed Balance Sheet (Unaudited)
						  March 31        Dec. 31
						    1995            1994
							 (Millions)
Assets
Current assets:
  Cash and cash equivalents..................     $   73.2       $   62.1
  Receivables-net............................      1,413.0        1,228.9
  Inventories (Note 2).......................        767.3          686.4
  Other......................................        197.6          190.8
    Total current assets.....................      2,451.1        2,168.2

Property (less accumulated depreciation of
  $3,251.6 million and $3,420.4 million).....      2,758.9        2,742.3
Investments..................................        192.2          277.4
Other assets.................................        745.8          706.0
    Total....................................     $6,148.0       $5,893.9

Liabilities and Shareholders' Equity
Current liabilities:
  Short-term borrowings and current
    portion of long-term debt................     $  382.2       $  370.7
  Accounts payable and accrued liabilities...      1,059.4        1,034.4
  Income taxes...............................        134.7           19.4
    Total current liabilities................      1,576.3        1,424.5

Long-term debt...............................        655.5          773.4
Deferred income taxes........................        303.7          302.7
Accumulated provisions.......................        278.2          260.5
Other postretirement benefits ...............        513.4          505.5
Minority interest............................         74.3           70.3
    Total liabilities........................      3,401.4        3,336.9

Shareholders' equity:
  Common stock...............................        484.3          484.3
  Additional paid-in capital.................         69.2           67.5
  Retained earnings..........................      3,877.2        3,717.1
  Treasury stock.............................     (1,515.9)      (1,488.6)
  Unearned compensation......................       (172.9)        (183.0)
  Minimum pension liability adjustment.......         (1.7)          (1.7)
  Currency translation adjustment............          6.4          (38.6)
    Total shareholders' equity...............      2,746.6        2,557.0

    Total....................................     $6,148.0       $5,893.9

The accompanying notes to the condensed financial statements are an integral part of this statement.

		   PPG INDUSTRIES, INC. AND SUBSIDIARIES

	       Condensed Statement of Cash Flows (Unaudited)

						Three Months Ended March 31
						    1995            1994
							 (Millions)
Cash from operating activities ..............      $ 181.4         $  83.5

Investing activities:
   Capital spending..........................        (75.0)          (86.1)
   Reduction of investments..................         98.7              --
   Other.....................................          6.0             3.4
	Cash from (used for) investing
	  activities.........................         29.7           (82.7)

Financing activities:
   Net change in borrowings with
     maturities of three months or less......        (78.9)          111.3
   Proceeds from other short-term debt.......         10.9            15.6
   Repayment of other short-term debt........        (35.0)           (8.2)
   Proceeds from long-term debt..............          6.8             3.1
   Repayment of long-term debt and capital
     leases..................................        (25.8)           (7.8)
   Repayment of loans by employee stock
     ownership plan..........................         10.1             3.9
   Purchase of treasury stock, net...........        (29.8)          (57.1)
   Dividends paid............................        (59.8)          (57.4)
	Cash (used for) from
	  financing activities...............       (201.5)            3.4

Effect of currency exchange rate changes
  on cash and cash equivalents...............          1.5              .8

Net increase in cash
  and cash equivalents.......................         11.1             5.0

Cash and cash equivalents,
  beginning of period..... ...................        62.1           111.9

Cash and cash equivalents,
  end of period..............................      $  73.2         $ 116.9


The accompanying notes to the condensed financial statements are an integral part of this statement.

		   PPG INDUSTRIES, INC. AND SUBSIDIARIES

	    Notes to Condensed Financial Statements (Unaudited)


1.   Financial Statements

The condensed financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position of PPG Industries, Inc. and subsidiaries (the Company or PPG) at March 31, 1995, and the results of their operations and their cash flows for the three months ended March 31, 1995 and 1994. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in PPG's Annual Report on Form 10-K for the year ended December 31, 1994.

The results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year.

2.   Inventories

Inventories at March 31, 1995 and December 31, 1994 are detailed below.

							March 31    Dec. 31
							  1995        1994
							     (Millions)
      Finished products and work in process.............  $522.9      $462.7
      Raw materials.....................................   131.2       111.9
      Supplies..........................................   113.2       111.8

	 Total..........................................  $767.3      $686.4

Most domestic and certain foreign inventories are valued using the last-in, first-out method. If the first-in, first-out method had been used, inventories would have been $210.9 million and $199.2 million higher at March 31, 1995 and December 31, 1994 respectively.

3.   Cash Flow Information

Cash payments for interest were $15.3 million and $18.6 million for the three months ended March 31, 1995 and 1994, respectively. Net cash payments for income taxes for the three months ended March 31, 1995 and 1994 were $22.5 million and $12.6 million, respectively.

4.   Business Segment Information

						Three Months Ended March 31
						    1995            1994
							 (Millions)
     Net sales:
	  Coatings and Resins                      $  684          $  621
	  Glass                                       661             568
	  Chemicals                                   396             288

	       Total                               $1,741          $1,477

     Operating income:
	  Coatings and Resins                      $  129          $  124
	  Glass                                       155              76
	  Chemicals                                    93              36

	       Total operating income                 377             236

     Interest expense - net                           (18)            (20)

     Other unallocated
	 corporate expense - net                      --               (6)

     Income before income taxes and
       minority interest                           $  359          $  210

5.   Environmental Matters

Management of the Company anticipates that the resolution of the environmental contingencies discussed below, which will occur over an extended period of time, will not result in future annual charges to income that are significantly greater than those recorded in recent years. It is possible, however, that technological, regulatory and enforcement developments, the results of environmental studies and other factors could alter this expectation. In management's opinion, the Company operates in an environmentally sound manner and the outcome of these environmental matters will not have a material effect on PPG's financial position or liquidity. To date, compliance with federal, state and local requirements has not had a material impact on PPG's financial position, results of operations or liquidity.

It is PPG's policy to accrue expenses for environmental contingencies when it is probable that a liability exists and the amount of loss can be reasonably estimated. As of March 31, 1995 and December 31, 1994, PPG had environmental reserves totaling $89 million and $90 million, respectively. Charges against income increasing these reserves for environmental remediation costs for the three months ended March 31, 1995 and 1994 were $8 million and $1 million, respectively.

In addition to the amounts accrued, the Company may be subject to contingencies related to environmental matters estimated at the high end to be as much as $200 million to $400 million. Such aggregate losses are reasonably possible but not currently considered to be probable of occurrence. The Company's current environmental contingencies are expected to be resolved over a period of 20 years or more. These loss contingencies include significant unresolved issues such as the nature and extent of contamination, if any, at sites and the methods that may have to be employed should remediation be required. Although insurance may cover a portion of these costs, to the extent they are incurred, any potential recovery is not included in this unrecorded exposure to future loss. With respect to certain waste sites, the financial condition of any other potentially responsible parties also contributes to the uncertainty of estimating PPG's final costs. Although contributors of waste to sites involving other potentially responsible parties may face governmental agency assertions of joint and several liability, in general, final allocations of costs are made based on the relative contributions of wastes to such sites. PPG is generally not a major contributor to such sites. Although the unrecorded exposure to future loss relates to all sites, a significant portion of such unrecorded exposure involves three operating plant sites and one closed plant site. Two of the sites are in the early stages of study, while the remaining two are further into the study phase. All four sites require additional study to assess the magnitude of contamination, if any, and the remediation alternatives.

Item 2.  Management's Discussion and Analysis of Financial
	 Condition and Results of Operations

Performance Overview

Sales for the first quarter of 1995 and 1994 were $1.74 billion and $1.48 billion, respectively. The sales increase was attributable to higher prices, particularly for our chlor-alkali and derivative, fiber glass, and flat glass products, higher volumes in each of the business segments, and the favorable effects of foreign currency translation.

The gross profit percentage increased to 40.9% from 38.3% in the prior year's quarter. Contributing factors to the improvement were higher overall sales prices and benefits from manufacturing efficiencies. The negative effects of inflation partially offset these gains.

During the first quarter of 1995, a legal settlement regarding a glass technology dispute with Pilkington plc of England resulted in a $24.2 million after-tax gain ($0.12 per share).

Net income and earnings per share for the quarter were $219.2 million and $1.06, respectively. In the first quarter of 1994, net income and earnings per share were $121.9 million and $0.57, respectively. Current period income was favorably impacted by the factors that contributed to the gross profit percentage improvement, higher sales volumes, and increased other earnings which were attributable to gains from legal settlements. Partially offsetting these gains were higher income tax expense and increased other charges. The majority of the increase in other charges was the result of a charge for a legal dispute and higher environmental expenses.

Performance of Business Segments

Coatings and resins sales increased to $684 million from $621 million for the first quarter of 1994. Operating earnings for the corresponding periods were $129 million and $124 million, respectively. The increase in sales was primarily attributable to higher volumes in the European automotive original and worldwide industrial coatings product lines, the favorable effects of translating European currencies, and stronger prices for our automotive refinish products. Lower North American automotive refinish volume partially offset these improvements. Operating earnings remained relatively flat as volume and manufacturing efficiencies, combined with a gain from a settlement of an industrial coatings dispute, were substantially offset by the negative effects of inflation on raw material and overhead costs.

Glass sales increased to $661 million in the first quarter of 1995 from $568 million in the prior year's quarter. Operating income increased to $155 million from $76 million in the corresponding 1994 period. Higher sales prices, principally for worldwide fiber glass and flat glass products, higher volumes in most of the segment's major businesses, principally worldwide automotive original and fiber glass, and the favorable effects of translating European currencies contributed to the sales increase. Lower North American automotive replacement glass volume partially offset these improvements. Increased operating earnings were primarily the result of the factors that contributed to the sales increase, manufacturing efficiencies, and the gain from the legal settlement with Pilkington. The negative effects of inflation and higher overhead costs partially offset these improvements.

Chemicals sales increased to $396 million from $288 million in the first quarter of 1994. Operating earnings for the corresponding periods were $93 million and $36 million, respectively. The increase in sales was primarily attributable to substantial price gains for chlor-alkali and derivative products and volume improvements for most specialty and chlor-alkali derivative products. The increase in operating earnings was attributable to the factors that contributed to the sales increase combined with manufacturing efficiencies. Partially offsetting these improvements were the negative effects of inflation, particularly on ethylene costs, a charge for a legal dispute, increased environmental expenses, and higher overhead costs.

Other Factors

The increase in income tax expense was principally due to significantly higher pre-tax earnings. Partially offsetting this was a decrease in the effective tax rate, primarily attributable to losses at certain European subsidiaries for which we were unable to recognize any income tax benefit in 1994. The increase in income taxes payable was principally the result of the timing of estimated tax payments in the first quarter of 1995 versus the fourth quarter of 1994.

The increase in accounts receivable was the result of higher sales in February and March of 1995 as compared with those in November and December of 1994, seasonal extended credit terms to certain customers, and the strengthening of certain European currencies against the U.S. dollar. Also contributing to the increase was the receivable from the legal settlement with Pilkington which was collected in early April 1995.

Higher inventories were mainly due to a build-up in our coatings and resins and glass segments to support anticipated stronger seasonal sales volumes and the strengthening of certain European currencies against the U.S. dollar.

The decline in investments was principally due to a loan taken against the cash surrender value of an investment in company-owned life insurance.

The decline in long-term debt was primarily attributable to a reclassification of the portion of long-term notes maturing in the first quarter of 1996 to current liabilities. Substantially offsetting this increase in such liabilities was the repayment of certain short-term borrowings with cash generated from operations.

PPG's Board of Directors approved a repurchase of ten million shares of PPG common stock. The shares may be repurchased in open market or private transactions and a timetable for the repurchase has not been established.

Environmental Matters

Management of the Company anticipates that the resolution of the environmental contingencies discussed below, which will occur over an extended period of time, will not result in future annual charges to income that are significantly greater than those recorded in recent years. It is possible, however, that technological, regulatory and enforcement developments, the results of environmental studies and other factors could alter this expectation. In management's opinion, the Company operates in an environmentally sound manner and the outcome of these environmental matters will not have a material effect on PPG's financial position or liquidity. To date, compliance with federal, state and local requirements has not had a material impact on PPG's financial position, results of operations or liquidity.

It is PPG's policy to accrue expenses for environmental contingencies when it is probable that a liability exists and the amount of loss can be reasonably estimated. As of March 31, 1995 and December 31, 1994, PPG had environmental reserves totaling $89 million and $90 million, respectively. Charges against income increasing these reserves for environmental remediation costs for the three months ended March 31, 1995 and 1994 were $8 million and $1 million, respectively.

In addition to the amounts accrued, the Company may be subject to contingencies related to environmental matters estimated at the high end to be as much as $200 million to $400 million. Such aggregate losses are reasonably possible but not currently considered to be probable of occurrence. The Company's current environmental contingencies are expected to be resolved over a period of 20 years or more. These loss contingencies include significant unresolved issues such as the nature and extent of contamination, if any, at sites and the methods that may have to be employed should remediation be required. Although insurance may cover a portion of these costs, to the extent they are incurred, any potential recovery is not included in this unrecorded exposure to future loss. With respect to certain waste sites, the financial condition of any other potentially responsible parties also contributes to the uncertainty of estimating PPG's final costs. Although contributors of waste to sites involving other potentially responsible parties may face governmental agency assertions of joint and several liability, in general, final allocations of costs are made based on the relative contributions of wastes to such sites. PPG is generally not a major contributor to such sites. Although the unrecorded exposure to future loss relates to all sites, a significant portion of such unrecorded exposure involves three operating plant sites and one closed plant site. Two of the sites are in the early stages of study, while the remaining two are further into the study phase. All four sites require additional study to assess the magnitude of contamination, if any, and the remediation alternatives.

Foreign Currency and Interest Rate Risk

As a multinational company, PPG manages its transaction exposure to foreign currency risk to minimize the volatility of cash flows caused by currency fluctuations. The Company manages its foreign currency exposures principally through the purchase of forward and option contracts. It does not manage its exposure to translation gains and losses; however, by borrowing in local currencies it reduces such exposure. The market value of the forward and option contracts purchased and outstanding as of March 31, 1995, was not material.

The Company manages its interest rate risk in order to balance its exposure between fixed and variable rates while attempting to minimize its interest costs. PPG principally manages its interest rate risk by retiring and issuing debt from time to time. To a limited extent, PPG manages its interest rate risk through the purchase of interest rate swaps. As of March 31, 1995 and December 31, 1994, the notional principal amounts and fair values of interest rate swaps held were immaterial.

PPG's policies do not permit active trading of currency or interest rate derivatives.

		       Part II.  OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders

At the Registrant's Annual Meeting of Shareholders held on April 20, 1995 (the "Annual Meeting"), the shareholders voted on the following matters with the results shown below. There were no broker nonvotes with respect to any of these matters.

1. On the matter of the election of three directors to serve for the terms indicated in the proxy statement relating to the Annual Meeting, the vote was as follows:

	     Nominees                 Votes For            Votes Withheld

	Erroll B. Davis, Jr.         165,162,896             1,273,235
	Allen J. Krowe               165,463,474               972,657
	Robert Mehrabian             165,379,252             1,056,879

Each of the nominees was therefore elected a director to serve for the terms indicated in the proxy statement relating to the Annual Meeting.

2. On the matter of the election of Deloitte & Touche LLP as auditors for the Registrant for the year 1995, the vote was as follows:

	For: 165,216,165          Against: 742,080           Abstain: 630,366

Therefore, Deloitte & Touche LLP were elected auditors for the Registrant for 1995.

3. On the matter of a proposal to amend the Restated Articles of Incorporation of the Registrant to increase the number of authorized shares of common stock from 300 million to 600 million shares, the vote was as follows:

	For: 149,817,396          Against: 15,324,190        Abstain: 1,447,025

Therefore, the Restated Articles of Incorporation of the Registrant were amended to increase the number of authorized shares of common stock from 300 million to 600 million.

Item 6.   Exhibits and Reports on Form 8-K

      (a)  Exhibits

	   (3)(i)  Restated Articles of Incorporation as amended through April
		   20, 1995

	  (11)    Computation of Earnings Per Share

	  (27)    Financial Data Schedule

      (b)  Reports on Form 8-K

      The Company filed a Form 8-K on April 7, 1995, dated April 4, 1995, attaching a press release. The release indicated that the glass technology dispute with Pilkington plc of England had been settled. Both companies dismissed all actions on the basis of no finding of fault on either side. Pilkington plc is to pay PPG $50 million, being reimbursement of $36 million paid by PPG to Pilkington after an earlier litigation and a contribution toward balancing of legal costs. This settlement eliminates all existing claims between PPG and Pilkington and those companies agreed generally not to file any future claims against each other, or their subsidiaries or licensees, concerning float-process technology for making flat glass.

      The Company filed a Form 8-K on April 24, 1995, dated April 20, 1995. The report indicated that on April 20, 1995 the Board of Directors approved the repurchase of ten million shares of the Company's outstanding common stock, par value $1.66 2/3 per share. The shares may be repurchased in open market or private transactions and a timetable was not established for the repurchase.

				 SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





						  PPG INDUSTRIES, INC.
						      (Registrant)





Date:       May l, 1995                        /s/W. H. Hernandez
						  W. H. Hernandez
					    Senior Vice President, Finance
					     (Principal Financial and
					      Accounting Officer and
					      Duly Authorized Officer)

		   PPG INDUSTRIES, INC. AND SUBSIDIARIES


			     INDEX TO EXHIBITS



Exhibit
  No.               Description

  (3)(i)   Restated Articles of Incorporation as amended through April 20, 1995

  (11)     Computation of Earnings Per Share

  (27)     Financial Data Schedule