Form 10-Q
period 1995-06-30
PPG INDUSTRIES INC
filed 1995-07-31
CIK 79879

		    SECURITIES AND EXCHANGE COMMISSION
			  WASHINGTON, D.C. 20549


				 FORM 10-Q


		QUARTERLY REPORT UNDER SECTION 13 or 15(d)
		  OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended  June 30, 1995           Commission File Number  1-1687


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



As of July 27, 1995, 202,841,950 shares of the Registrant's common stock, par value $1.66-2/3 per share, were outstanding.

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


				   Index


Part I.  Financial Information                                        Page(s)


  Item 1.  Financial Statements:

    Condensed Statement of Operations................................       2

    Condensed Balance Sheet..........................................       3

    Condensed Statement of Cash Flows................................       4

    Notes to Condensed Financial Statements..........................   5 - 7

  Item 2.  Management's Discussion and Analysis of Financial
	   Condition and Results of Operations.......................  8 - 12


Part II.  Other Information


  Item 6.  Exhibits and Reports on Form 8-K..........................      13


Signature............................................................      14

		      Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

		     PPG INDUSTRIES, INC. AND SUBSIDIARIES

		 Condensed Statement of Operations (Unaudited)
		     (Millions, except per share amounts)
				     Three Months            Six Months
				     Ended June 30          Ended June 30
				    1995       1994        1995       1994
Net sales.......................  $1,870.4   $1,619.3    $3,611.2   $3,096.2
Cost of sales...................   1,109.3      987.9     2,137.4    1,899.7
  Gross profit..................     761.1      631.4     1,473.8    1,196.5

Other expenses:
  Selling, general and
    administrative..............     258.2      223.4       489.7      439.5
  Depreciation..................      82.9       79.0       162.9      157.5
  Research and development......      59.3       54.5       116.2      103.4
  Interest......................      20.7       22.4        41.2       44.2
  Business divestiture (Note 3).       -         85.0         -         85.0
  Other charges.................      32.1       28.5        70.1       43.6

  Total other expenses..........     453.2      492.8       880.1      873.2

Other earnings..................      49.0       22.6       122.1       47.5

Income before income taxes
  and minority interest.........     356.9      161.2       715.8      370.8

Income taxes....................     135.6       60.9       272.0      144.7

Minority interest...............       4.5        4.1         7.8        8.0

Net income......................  $  216.8   $   96.2    $  436.0   $  218.1

Earnings per share..............  $   1.06   $   0.46    $   2.12   $   1.03

Dividends per share.............  $   0.29   $   0.28    $   0.58   $   0.55

Average shares outstanding......     205.2      212.4       205.8      212.7



The accompanying notes to the condensed financial statements are an integral part of this statement.

		   PPG INDUSTRIES, INC. AND SUBSIDIARIES

		    Condensed Balance Sheet (Unaudited)
						  June 30       Dec. 31
						   1995           1994
							(Millions)
Assets
Current assets:
  Cash and cash equivalents...................   $  100.6      $   62.1
  Receivables-net.............................    1,402.6       1,228.9
  Inventories (Note 2)........................      760.4         686.4
  Other.......................................      188.4         190.8
    Total current assets......................    2,452.0       2,168.2

Property (less accumulated depreciation of
  $3,590.3 million and $3,420.4 million)......    2,757.8       2,742.3
Investments...................................      200.1         277.4
Other assets..................................      767.5         706.0
    Total.....................................   $6,177.4      $5,893.9

Liabilities and Shareholders' Equity
Current liabilities:
  Short-term borrowings and current
    portion of long-term debt.................   $  370.0      $  370.7
  Accounts payable and accrued liabilities....    1,077.9       1,034.4
  Income taxes................................       64.8          19.4
    Total current liabilities.................    1,512.7       1,424.5

Long-term debt................................      652.8         773.4
Deferred income taxes.........................      317.4         302.7
Accumulated provisions........................      290.6         260.5
Other postretirement benefits.................      511.4         505.5
Minority interest.............................       76.8          70.3
    Total liabilities.........................    3,361.7       3,336.9

Shareholders' equity:
  Common stock (Note 7).......................      484.3         484.3
  Additional paid-in capital..................       70.0          67.5
  Retained earnings...........................    4,036.9       3,717.1
  Treasury stock..............................   (1,605.0)     (1,488.6)
  Unearned compensation.......................     (192.2)       (183.0)
  Minimum pension liability adjustment........       (1.7)         (1.7)
  Currency translation adjustment.............       23.4         (38.6)
    Total shareholders' equity................    2,815.7       2,557.0

    Total.....................................   $6,177.4      $5,893.9



The accompanying notes to the condensed financial statements are an integral part of this statement.

		   PPG INDUSTRIES, INC. AND SUBSIDIARIES

	       Condensed Statement of Cash Flows (Unaudited)
						  Six Months Ended June 30
						    1995            1994
							 (Millions)
Cash from operating activities...............      $ 462.2         $ 241.0

Investing activities:
   Capital spending..........................       (164.5)         (136.8)
   Reduction of investments..................        117.0             --
   Other.....................................         13.0             9.0
	Cash used for investing activities...        (34.5)         (127.8)

Financing activities:
   Net change in borrowings with
     maturities of three months or less......        (97.4)            9.3
   Proceeds from other short-term debt.......         21.0            19.1
   Repayment of other short-term debt........        (45.9)          (12.6)
   Proceeds from long-term debt..............          8.1             3.8
   Repayment of long-term debt...............        (25.8)          (18.7)
   Loans to employee stock ownership plan....        (25.0)          (11.0)
   Repayment of loans by employee stock
     ownership plan..........................         15.7             9.3
   Purchase of treasury stock, net...........       (119.1)          (56.7)
   Dividends paid............................       (117.8)         (116.9)
	Cash used for financing activities...       (386.2)         (174.4)

Effect of currency exchange rate changes
  on cash and cash equivalents...............         (3.0)            1.8

Net increase (decrease) in cash
  and cash equivalents.......................         38.5           (59.4)

Cash and cash equivalents,
  beginning of period........................         62.1           111.9

Cash and cash equivalents,
  end of period..............................      $ 100.6         $  52.5




The accompanying notes to the condensed financial statements are an integral part of this statement.

		   PPG INDUSTRIES, INC. AND SUBSIDIARIES

	    Notes to Condensed Financial Statements (Unaudited)


1.   Financial Statements

	The condensed financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position of PPG Industries, Inc. and consolidated subsidiaries (the Company or PPG) at June 30, 1995, and the results of their operations for the three- and six-month periods ended
June 30, 1995 and 1994 and their cash flows for the six-month periods ended June 30, 1995 and 1994. These condensed financial statements should be read in conjunction with the financial statements and notes thereto incorporated by reference in PPG's Annual Report on Form 10-K for the year ended December 31, 1994.

	The results of operations for the six months ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.


2.   Inventories

	Inventories at June 30, 1995, and December 31, 1994, are detailed below.

							 June 30     Dec. 31
							  1995        1994
							     (Millions)
      Finished products and work in process............  $513.7      $462.7
      Raw materials....................................   132.5       111.9
      Supplies.........................................   114.2       111.8

	Total..........................................  $760.4      $686.4

	Most domestic and certain foreign inventories are valued using the last-in, first-out method. If the first-in, first-out method had been used, inventories would have been $212.5 million and $199.2 million higher at June 30, 1995 and December 31, 1994, respectively.


3.   Business Divestiture

	PPG's operating results reflect the impact of the Company's programs to divest businesses and activities not meeting strategic or performance objectives. The 1994 charge pertains to the divestiture of the Biomedical Systems Division. Refer to Management's Discussion and
Analysis of Financial Condition and Results of Operations for further details regarding this charge.

4.   Cash Flow Information

	Cash payments for interest for the six months ended June 30, 1995 and 1994 were $45.9 million and $49.9 million, respectively. Cash payments for income taxes for the six months ended June 30, 1995 and 1994 were $186.5 million and $143.9 million, respectively.


5.   Business Segment Information

				   Three Months            Six Months
				   Ended June 30          Ended June 30
				  1995       1994        1995       1994
						(Millions)
     Net Sales:
	  Coatings and Resins    $  757     $  695      $1,441     $1,316
	  Glass                     698        617       1,359      1,185
	  Chemicals                 415        307         811        595

	    Total                $1,870     $1,619      $3,611     $3,096

     Operating Income (Loss):
	  Coatings and Resins    $  143     $  143      $  272     $  267
	  Glass                     135         93         290        169
	  Chemicals                 103         35         196         71
	  Other (1)                  -         (85)         -         (85)
	    Total operating
	     income                 381        186         758        422

     Interest expense - net         (18)       (20)        (36)       (40)

     Other unallocated corporate
       expense - net                 (6)        (5)         (6)       (11)

     Income before income taxes
       and minority interest     $  357     $  161      $  716     $  371


	  (1) Loss in 1994 represents the charge to divest the Biomedical Systems Division (see Note 3).


6.   Environmental Matters

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

It is PPG's policy to accrue expenses for environmental contingencies when it is probable that a liability exists and the amount of loss can be reasonably estimated. As of June 30, 1995 and December 31, 1994, PPG had environmental reserves totaling $92 million and $90 million, respectively. Charges against income for environmental remediation costs for the six month periods ended June 30, 1995 and 1994 were $21 million and $13 million, respectively.

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


7.   Common Stock

On April 20, 1995, the Company's Restated Articles of Incorporation were amended to increase the number of authorized shares of common stock from 300 million to 600 million.

 Item 2.  Management's Discussion and Analysis of Financial
	  Condition and Results of Operations

Performance in the Second Quarter of 1995 Compared to the Second Quarter of
1994

Performance Overview

Sales for the second quarter of 1995 and 1994 were $1.87 billion and $1.62 billion, respectively. The sales increase was attributable to higher prices in all product lines, particularly for our chlor-alkali and derivative, fiber glass, and flat glass products, higher volumes in each of the business segments, and the favorable effects of foreign currency translation.

The gross profit percentage increased to 40.7% from 39.0% in the prior year's quarter primarily due to higher sales prices in all business segments. The negative effects of inflation partially offset these gains.

Net income and earnings per share for the 1995 quarter were $216.8 million and $1.06, respectively. In the second quarter of 1994, net income and earnings per share were $96.2 million and $0.46, respectively, which included a $52 million ($0.24 per share) after-tax charge to divest the Biomedicals Systems Division. Current period net income was favorably impacted by the factors that contributed to the gross profit percentage improvement, higher sales volumes, the absence of the business divestiture charge, and increased other earnings which were attributable to gains from legal settlements. Partially offsetting these gains was higher income tax expense.

Performance of Business Segments

Coatings and resins sales increased to $757 million from $695 million in the second quarter of 1994. Operating earnings for both periods were $143 million. The increase in sales was primarily attributable to higher volumes in all European product lines, particularly automotive products, the favorable effects of translating European currencies, higher volumes for North American architectural coatings, and stronger prices worldwide for our automotive refinish products. The effect of lower North American automotive refinish volume partially offset these improvements. Despite higher sales, operating earnings remained flat as the favorable effects of volume improvements and manufacturing efficiencies, combined with a gain from a legal settlement, were offset by the negative effects of inflation, particularly on raw material costs.

Glass sales increased to $698 million in the second quarter of 1995 from $617 million in the prior year's quarter. Operating income increased to $135 million from $93 million in the corresponding 1994 period. Contributing to the sales increase were higher sales prices, principally for worldwide flat glass and fiber glass products and North American automotive replacement glass, the favorable effects of translating European currencies, and higher fiber glass volume. The effect of lower North American automotive replacement glass volume partially offset these improvements. Increased operating earnings were primarily the result of the factors that contributed to the sales increase, partially offset by the negative effects of inflation.

Chemicals sales increased to $415 million from $307 million in the second quarter of 1994. Operating earnings for the corresponding periods were $103 million and $35 million, respectively. The increase in sales was primarily attributable to substantial price gains for chlor-alkali and derivative products and higher volumes for Transitions optical lenses. The increase in operating earnings was attributable to the factors that contributed to the sales increase, partially offset by the negative effects of inflation, particularly on ethylene costs, and higher overhead costs.

The "other" segment's 1994 operating loss represents the charge to divest the Biomedical Systems Division.

Performance in the First Six Months of 1995 Compared to the First Six Months of 1994

Performance Overview

Sales for the first six months of 1995 and 1994 were $3.61 billion and $3.10 billion, respectively. The sales increase was attributable to higher prices in all product lines, particularly for our chlor-alkali and derivative, fiber glass, and flat glass products, higher volumes in each of the business segments, and the favorable effects of foreign currency translation.

The gross profit percentage increased to 40.8% from 38.6% in the prior year primarily due to higher sales prices in all business segments. The negative effects of inflation partially offset these gains.

Net income and earnings per share for the current year period were $436.0 million and $2.12, respectively, which included a $24.2 million after-tax gain ($0.12 per share) from a legal settlement of a glass technology dispute with Pilkington plc of England. In the prior year period, net income and earnings per share were $218.1 million and $1.03, respectively, including a $52 million ($0.24 per share) after-tax charge to divest the Biomedical Systems Division. Current period earnings were favorably impacted by the factors that contributed to the gross profit percentage improvement, higher sales volumes, the absence of the business divestiture charge, and increased other earnings which were attributable to several gains from legal settlements. Partially offsetting these items were higher income tax expense and increased other charges. The majority of the increase in other charges was the result of a charge for a legal dispute and higher environmental expense.

Performance of Business Segments

Coatings and resins sales increased to $1.44 billion from $1.32 billion in the first six months of 1994. Operating earnings for the corresponding periods were $272 million and $267 million, respectively. Contributing to the sales increase were higher volumes in all European product lines, particularly automotive products, the favorable effects of translating European currencies, higher volumes in North American industrial and architectural coatings, and stronger prices in our automotive refinish products. The effect of lower North American automotive refinish volume partially offset these improvements.

Despite higher sales, operating earnings remained relatively flat as the effects of higher volumes, combined with gains from legal settlements, were substantially offset by the negative effects of inflation, particularly on raw material costs.

Glass sales increased to $1.36 billion in the sixth-month period ended June 30, 1995, from $1.19 billion in the prior year period. Operating income increased to $290 million from $169 million in the corresponding 1994 period. Contributing to the sales increase were higher sales prices, principally for worldwide fiber glass and flat glass products, higher volumes in most of the segment's major businesses, principally worldwide fiber glass and automotive original, and the favorable effects of translating European currencies. The effect of lower volume in North American automotive replacement glass partially offset these improvements. Increased operating earnings were primarily the result of the factors that contributed to the sales increase and the gain from the first quarter legal settlement with Pilkington. The negative effects of inflation and higher overhead costs partially offset these improvements.

Chemicals sales increased to $811 million from $595 million for the six-month period ended June 30, 1995. Operating income increased to $196 million from $71 million for the corresponding prior year period. The increase in sales was primarily attributable to substantial price gains for chlor-alkali and derivative products and volume improvements for specialty products, particularly Transitions optical lenses. The increase in operating earnings was attributable to the factors that contributed to the sales increase. Partially offsetting these improvements were the negative effects of inflation, particularly on ethylene costs, a charge for a legal dispute, increased environmental expenses, and higher overhead costs.

The "other" segment's 1994 operating loss represents the charge to divest the Biomedical Systems Division.

Other Factors

The increase in income tax expense was principally due to significantly higher pre-tax earnings.

The increase in accounts receivable was the result of higher sales in May and June of 1995 as compared with those in November and December of 1994, seasonal extended credit terms to certain customers, and the strengthening of certain European currencies against the U.S. dollar.

Higher inventories were mainly due to a build-up in our coatings and resins segment, primarily in Europe, to support stronger sales volumes. Also contributing to the increase was the strengthening of certain European currencies against the U.S. dollar.

The decline in investments was principally due to a loan taken against the cash surrender value of an investment in company-owned life insurance.

A pension plan contribution was the main factor contributing to the increase in other assets.

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

It is PPG's policy to accrue expenses for environmental contingencies when it is probable that a liability exists and the amount of loss can be reasonably estimated. As of June 30, 1995 and December 31, 1994, PPG had environmental reserves totaling $92 million and $90 million, respectively. Charges against income for environmental remediation costs for the six month periods ended June 30, 1995 and 1994 were $21 million and $13 million, respectively.

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

Business Divestiture

PPG's operating results reflect the impact of the Company's programs to divest businesses and activities not meeting strategic or performance objectives.
The 1994 charge pertains to the divestiture of the Biomedicals System Division. The majority of the charge was comprised of the reversal of a $60 million gain originally anticipated from divestiture of the division's sensors business at the time the decision was made to dispose of the division and reflects the general decline in health-care and related markets. Also, a $13 million charge was taken for additional operating losses anticipated because of extension of the expected disposal date as well as actual operating losses exceeding those originally estimated. With the sale of the sensors business in January 1995, the divestiture of the Biomedical Systems Division is complete.

Foreign Currency and Interest Rate Risk

As a multinational company, PPG manages its transaction exposure to foreign currency risk to minimize the volatility of cash flows caused by currency fluctuations. The Company manages its foreign currency exposures principally through the purchase of forward and option contracts. It does not manage its exposure to translation gains and losses; however, by borrowing in local currencies it reduces such exposure. The market value of the forward and option contracts purchased and outstanding as of June 30, 1995, was not material.

The Company manages its interest rate risk in order to balance its exposure between fixed and variable rates while attempting to minimize its interest costs. PPG principally manages its interest rate risk by retiring and issuing debt from time to time. To a limited extent, PPG manages its interest rate risk through the purchase of interest rate swaps. As of June 30, 1995 and December 31, 1994, the notional principal amounts and fair values of interest rate swaps held were immaterial.

PPG's policies do not permit active trading of currency or interest rate derivatives.

		      Part II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

	  (10)  Settlement Agreement

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





						  PPG INDUSTRIES, INC.
						      (Registrant)





Date:    July 31, 1995                          /s/ W. H. Hernandez
						    W. H. Hernandez
					     Senior Vice President, Finance
					      (Principal Financial and
					       Accounting Officer and
					       Duly Authorized Officer)

		   PPG INDUSTRIES, INC. AND SUBSIDIARIES

			     INDEX TO EXHIBITS



Exhibit
  No.              Description


  (10)      Settlement Agreement

  (11)      Computation of Earnings Per Share

  (27)      Financial Data Schedule