Form 10-Q
period 1995-09-30
PPG INDUSTRIES INC
filed 1995-11-08
CIK 79879

		    SECURITIES AND EXCHANGE COMMISSION
			  WASHINGTON, D.C. 20549


				 FORM 10-Q


		QUARTERLY REPORT UNDER SECTION 13 or 15(d)
		  OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended  September 30, 1995      Commission File Number  1-1687


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



As of November 3, 1995, 196,044,279 shares of the Registrant's common stock, par value $1.66-2/3 per share, were outstanding.

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


				   Index


Part I.  Financial Information                                        Page(s)


  Item 1.  Financial Statements:

    Condensed Statement of Income....................................       2

    Condensed Balance Sheet..........................................       3

    Condensed Statement of Cash Flows................................       4

    Notes to Condensed Financial Statements..........................   5 - 7

  Item 2.  Management's Discussion and Analysis of Financial
	   Condition and Results of Operations.......................  8 - 12


Part II.  Other Information


  Item 6.  Exhibits and Reports on Form 8-K..........................      13


Signature............................................................      14

		      Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

		     PPG INDUSTRIES, INC. AND SUBSIDIARIES

		    Condensed Statement of Income (Unaudited)
		      (Millions, except per share amounts)
				      Three Months            Nine Months
				    Ended September 30     Ended September 30
				     1995       1994        1995       1994
Net sales........................  $1,724.1   $1,575.3   $5,335.3    $4,671.5
Cost of sales....................   1,029.4      962.1    3,166.8     2,861.8
  Gross profit...................     694.7      613.2    2,168.5     1,809.7

Other expenses:
  Selling, general and
    administrative...............     246.8      225.7      736.5       665.2
  Depreciation...................      83.2       78.6      246.1       236.1
  Research and development.......      59.8       55.7      176.0       159.1
  Interest.......................      21.2       21.8       62.4        66.0
  Business divestiture (Note 3)..        --         --         --        85.0
  Other charges..................      31.9       29.1      102.0        72.7

  Total other expenses...........     442.9      410.9    1,323.0     1,284.1

Other earnings...................      28.3       34.4      150.4        81.9

Income before income taxes
  and minority interest..........     280.1      236.7      995.9       607.5

Income taxes.....................     106.4       86.2      378.4       230.9

Minority interest................       3.3        5.0       11.1        13.0

Net income.......................  $  170.4   $  145.5    $ 606.4    $  363.6

Earnings per share...............  $   0.85   $   0.68    $  2.97    $   1.71

Dividends per share..............  $   0.30   $   0.28    $  0.88    $   0.83

Average shares outstanding.......     200.9      212.5      204.0       212.7






The accompanying notes to the condensed financial statements are an integral part of this statement.

		   PPG INDUSTRIES, INC. AND SUBSIDIARIES

		    Condensed Balance Sheet (Unaudited)
						 Sept. 30       Dec. 31
						   1995           1994
							(Millions)
Assets
Current assets:
  Cash and cash equivalents...................   $  118.3      $   62.1
  Receivables-net.............................    1,319.8       1,228.9
  Inventories (Note 2)........................      759.9         686.4
  Other.......................................      176.6         190.8
    Total current assets......................    2,374.6       2,168.2

Property (less accumulated depreciation of
  $3,629.0 million and $3,420.4 million)......    2,763.6       2,742.3
Investments...................................      201.6         277.4
Other assets..................................      848.6         706.0
    Total.....................................   $6,188.4      $5,893.9

Liabilities and Shareholders' Equity
Current liabilities:
  Short-term borrowings and current
    portion of long-term debt.................   $  444.6      $  370.7
  Accounts payable and accrued liabilities....    1,096.3       1,034.4
  Income taxes................................       39.4          19.4
    Total current liabilities.................    1,580.3       1,424.5

Long-term debt (Note 7).......................      744.5         773.4
Deferred income taxes.........................      335.0         302.7
Accumulated provisions........................      299.1         260.5
Other postretirement benefits.................      516.3         505.5
Minority interest.............................       72.2          70.3
    Total liabilities.........................    3,547.4       3,336.9

Shareholders' equity:
  Common stock (Note 8).......................      484.3         484.3
  Additional paid-in capital..................       72.4          67.5
  Retained earnings...........................    4,145.9       3,717.1
  Treasury stock..............................   (1,874.8)     (1,488.6)
  Unearned compensation.......................     (187.9)       (183.0)
  Minimum pension liability adjustment........       (3.0)         (1.7)
  Currency translation adjustment.............        4.1         (38.6)
    Total shareholders' equity................    2,641.0       2,557.0

    Total.....................................   $6,188.4      $5,893.9


The accompanying notes to the condensed financial statements are an integral part of this statement.

		   PPG INDUSTRIES, INC. AND SUBSIDIARIES

	       Condensed Statement of Cash Flows (Unaudited)
						 Nine Months Ended Sept. 30
						    1995            1994
							 (Millions)
Cash from operating activities...............      $ 731.6         $ 503.0

Investing activities:
   Capital spending..........................       (284.2)         (224.0)
   Reduction of investments..................        129.1            28.5
   Other.....................................         22.8            54.8
	Cash used for investing activities...       (132.3)         (140.7)

Financing activities:
   Net change in borrowings with
     maturities of three months or less......        (30.6)          (74.4)
   Proceeds from other short-term debt.......         38.6            31.0
   Repayment of other short-term debt........        (55.8)          (23.9)
   Proceeds from long-term debt..............        118.3            10.3
   Repayment of long-term debt...............        (40.3)          (28.7)
   Loans to employee stock ownership plan....        (25.0)          (11.0)
   Repayment of loans by employee stock
     ownership plan..........................         20.1            14.8
   Purchase of treasury stock, net...........       (388.3)          (53.0)
   Dividends paid............................       (180.1)         (176.4)
	Cash used for financing activities...       (543.1)         (311.3)

Effect of currency exchange rate changes
  on cash and cash equivalents...............           --             2.8

Net increase in cash and
  cash equivalents...........................         56.2            53.8

Cash and cash equivalents,
  beginning of period........................         62.1           111.9

Cash and cash equivalents,
  end of period..............................      $ 118.3         $ 165.7









The accompanying notes to the condensed financial statements are an integral part of this statement.

		   PPG INDUSTRIES, INC. AND SUBSIDIARIES

	    Notes to Condensed Financial Statements (Unaudited)


1.   Financial Statements

	The condensed financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position of PPG Industries, Inc. and consolidated subsidiaries (the Company or PPG) at September 30, 1995, and the results of their operations for the three- and nine-month periods ended September 30, 1995 and 1994 and their cash flows for the nine-month periods ended September 30, 1995 and 1994. These condensed financial statements should be read in conjunction with the financial statements and notes thereto incorporated by reference in PPG's Annual
Report on Form 10-K for the year ended December 31, 1994.

	The results of operations for the nine months ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.


2.   Inventories

	Inventories at September 30, 1995, and December 31, 1994, are detailed below.

							Sept. 30    Dec. 31
							  1995        1994
							     (Millions)
      Finished products and work in process............  $507.8      $462.7
      Raw materials....................................   138.9       111.9
      Supplies.........................................   113.2       111.8

	Total..........................................  $759.9      $686.4

	Most domestic and certain foreign inventories are valued using the last-in, first-out method. If the first-in, first-out method had been used, inventories would have been $211.3 million and $199.2 million higher at September 30, 1995 and December 31, 1994, respectively.


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

4.   Cash Flow Information

	Cash payments for interest for the nine months ended September 30, 1995 and 1994 were $61.0 million and $63.7 million, respectively. Cash payments for income taxes for the nine months ended September 30, 1995 and 1994 were $279.4 million and $217.4 million, respectively.


5.   Business Segment Information

				   Three Months            Nine Months
				Ended September 30     Ended September 30
				  1995       1994        1995       1994
						(Millions)
     Net Sales:
	  Coatings and Resins..  $  669     $  640      $2,110     $1,956
	  Glass................     655        594       2,014      1,779
	  Chemicals............     400        342       1,211        937

	    Total..............  $1,724     $1,576      $5,335     $4,672

     Operating Income (Loss):
	  Coatings and Resins..  $   91     $  109      $  363     $  376
	  Glass................     114         74         404        243
	  Chemicals............      90         68         286        139
	  Other (1)............      --         --          --        (85)
	    Total operating
	     income............     295        251       1,053        673

     Interest expense - net....     (18)       (19)        (54)       (59)

      Other unallocated
	corporate income
	(expense) - net........       3          5          (3)        (6)

      Income before income
      taxes and minority
      interest.................  $  280     $  237      $  996     $  608

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

It is PPG's policy to accrue expenses for environmental contingencies when it is probable that a liability exists and the amount of loss can be reasonably estimated. As of September 30, 1995 and December 31, 1994, PPG had environmental reserves totaling $97 million and $90 million, respectively. Charges against income for environmental remediation costs for the nine-month periods ended September 30, 1995 and 1994 were $35 million and $25 million, respectively.

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


7.   Long-term Debt

On August 3, 1995, the Company issued $100 million of non-callable 6 7/8% notes which are due August 1, 2005.


8.   Common Stock

On April 20, 1995, the Company's Restated Articles of Incorporation were amended to increase the number of authorized shares of common stock from 300 million to 600 million.

Item 2.  Management's Discussion and Analysis of Financial
	 Condition and Results of Operations

Performance in the Third Quarter of 1995 Compared with the Third Quarter of
1994

Performance Overview

Sales for the third quarter of 1995 and 1994 were $1.72 billion and $1.58 billion, respectively. The sales increase was primarily attributable to higher prices in virtually all product lines, particularly for our chlor-alkali and derivative, fiber glass, and flat glass products. Also contributing to the sales increase were higher volumes, particularly in our European operations, and the favorable effects of foreign currency translation.

The gross profit percentage increased to 40.3% from 38.9% in the prior year's quarter primarily due to higher sales prices in all business segments. The negative effects of inflation partially offset these gains.

Net income and earnings per share for the 1995 quarter were $170.4 million and $0.85, respectively. In the third quarter of 1994, net income and earnings per share were $145.5 million and $0.68, respectively. Current period net income was favorably impacted by the factors that contributed to the gross profit percentage improvement and higher sales volumes. Partially offsetting these gains were increased overhead costs, higher income tax expense, and lower other earnings.

Performance of Business Segments

Coatings and resins sales increased to $669 million from $640 million in the third quarter of 1994. Operating income for the corresponding periods were $91 million and $109 million, respectively. The increase in sales was primarily attributable to stronger pricing in all product lines, higher volumes for our European automotive original products, and the favorable effects of translating European currencies. The effects of lower volumes for most of our North American product lines partially offset these improvements. Despite higher sales, operating income declined as the favorable effects of price improvements were more than offset by the negative impact of inflation, particularly on raw material costs.

Glass sales increased to $655 million in the third quarter of 1995 from $594 million in the prior year's quarter. Operating income increased to $114 million from $74 million in the corresponding 1994 period. Contributing to the sales increase were higher sales prices, principally for worldwide fiber glass and flat glass products and North American automotive replacement glass, higher volumes, particularly for our North American automotive original glass products, and the favorable effects of translating European currencies. The effect of lower North American automotive replacement glass volume partially offset these improvements. Increased operating income was primarily the result of the factors that contributed to the sales increase, partially offset by the negative effects of inflation and higher overhead costs.

Chemicals sales increased to $400 million from $342 million in the third quarter of 1994. Operating income for the corresponding periods was $90 million and $68 million, respectively. The increase in sales was primarily attributable to substantial price increases for chlor-alkali and derivative products and higher volumes for Transitions (registered trademark) optical lenses. These improvements were partially offset by the effect of lower volumes for our chlor-alkali and derivative products. The increase in operating income was attributable to the factors that contributed to the sales increase, partially offset by increases in other charges, net of other earnings, and overhead costs. The increase in other charges, net of other earnings, was the result of a non-recurring freight charge, the absence of the 1994 third quarter gain from the disposition of the segment's polymer additives business, and higher environmental expense.

The "other" segment's 1994 operating loss represents the charge to divest the Biomedical Systems Division.

Performance in the First Nine Months of 1995 Compared with the First Nine Months of 1994

Performance Overview

Sales for the first nine months of 1995 and 1994 were $5.34 billion and $4.67 billion, respectively. The sales increase was attributable to higher prices in most product lines, particularly for our chlor-alkali and derivative, fiber glass, and flat glass products, higher volumes in each of the business segments, and the favorable effects of foreign currency translation.

The gross profit percentage increased to 40.6% from 38.7% in the prior year period primarily due to higher sales prices in all business segments. The negative effects of inflation partially offset these gains.

Net income and earnings per share for the current year period were $606.4 million and $2.97, respectively, which included a $24.2 million after-tax gain ($0.12 per share) from a legal settlement of a glass technology dispute with Pilkington plc of England. In the prior year period, net income and earnings per share were $363.6 million and $1.71, respectively, including a $51.9 million ($0.24 per share) second quarter after-tax charge to divest the Biomedical Systems Division. Current period earnings were favorably impacted by the factors that contributed to the gross profit percentage improvement, the absence of the business divestiture charge, higher sales volumes, and increased other earnings which were attributable to several gains from legal settlements and higher earnings from our equity affiliates. Partially offsetting these items were higher income tax expense and increased other charges. The majority of the increase in other charges was the result of a charge for a legal dispute and higher environmental expense.

Performance of Business Segments

Coatings and resins sales increased to $2.11 billion in the first nine months of 1995 from $1.96 billion in the prior year period. Operating income for the corresponding periods was $363 million and $376 million, respectively.

Contributing to the sales increase were higher volumes in most European product lines, particularly automotive original products, the favorable effects of translating European currencies, and stronger prices, primarily in our automotive refinish products. The effect of lower North American automotive refinish volume partially offset these improvements. Operating income declined as the negative effects of inflation, particularly on raw material costs, were only partially offset by increased volumes, higher prices, and gains from legal settlements.

Glass sales increased to $2.01 billion in the nine-month period ended September 30, 1995, from $1.78 billion in the prior year period. Operating income increased to $404 million from $243 million in the corresponding 1994 period. Contributing to the sales increase were higher sales prices, principally for worldwide fiber glass and flat glass products and North American automotive replacement glass, higher volumes in most of the segment's major businesses, principally worldwide fiber glass and automotive original glass products, and the favorable effects of translating European currencies. The effect of lower volume in North American automotive replacement glass partially offset these improvements. Increased operating income was primarily the result of the factors that contributed to the sales increase and the gain from the first quarter legal settlement with Pilkington. The negative effects of inflation and higher overhead costs partially offset these improvements.

Chemicals sales increased to $1.21 billion for the nine-month period ended September 30, 1995 from $937 million in the corresponding prior period. Operating income increased to $286 million from $139 million for the first nine months of 1994. The increase in sales was primarily attributable to substantial price gains for chlor-alkali and derivative products and volume improvements for specialty products, particularly Transitions (registered trademark) optical lenses. The increase in operating income was attributable to the factors that contributed to the sales increase. Partially offsetting these improvements were the negative effects of inflation, particularly on ethylene costs, increased other charges, the majority of which related to a charge for a legal dispute, increased environmental expenses, and a non-recurring freight charge, as well as higher overhead costs.

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

Pension plan contributions were the main factors contributing to the increase in other assets.

The increase in short-term debt and current portion of long-term debt was due to a reclassification of the portion of long-term notes maturing in the first nine months of 1996 to current liabilities, partially offset by the repayment of certain short-term borrowings with cash generated from operations. The corresponding decline in long-term debt was partially offset by the issuance of $100 million of non-callable 6 7/8% notes in August 1995.

The ten million share repurchase program approved by PPG's Board of Directors in April 1995 has been completed. PPG's Board of Directors approved an additional repurchase of ten million shares of PPG common stock in October 1995. The shares may be repurchased in open market or private transactions and a timetable for this additional repurchase program has not been established.

On November 8, 1995 the Company intends to file a Registration Statement on Form S-3 to cover offerings in the future of up to $500 million aggregate principal amount of debt securities. Such debt securities would be offered on terms to be determined at the time of the offering. The proceeds from the sale of such debt securities would be added to the Company's general funds and be used for general corporate purposes or for such purposes as may be disclosed at the time any debt is issued.

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

It is PPG's policy to accrue expenses for environmental contingencies when it is probable that a liability exists and the amount of loss can be reasonably estimated. As of September 30, 1995 and December 31, 1994, PPG had environmental reserves totaling $97 million and $90 million, respectively. Charges against income for environmental remediation costs for the nine-month periods ended September 30, 1995 and 1994 were $35 million and $25 million, respectively.

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

Foreign Currency and Interest Rate Risk

As a multinational company, PPG manages its transaction exposure to foreign currency risk to minimize the volatility of cash flows caused by currency fluctuations. The Company manages its foreign currency transaction exposures principally through the purchase of forward and option contracts. It does not manage its exposure to translation gains and losses; however, by borrowing in local currencies it reduces such exposure. The market value of the forward and option contracts purchased and outstanding as of September 30, 1995, was not material.

The Company manages its interest rate risk in order to balance its exposure between fixed and variable rates while attempting to minimize its interest costs. PPG principally manages its interest rate risk by retiring and issuing debt from time to time. To a limited extent, PPG manages its interest rate risk through the purchase of interest rate swaps. As of September 30, 1995 and December 31, 1994, the notional principal amounts and fair values of interest rate swaps held were not material.

PPG's policies do not permit active trading of currency or interest rate derivatives.

		       Part II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

	    (10.1) Nonqualified Retirement Plan as amended through September
		   20, 1995

	    (10.2) Supplemental Executive Retirement Plan II as amended
		   through September 20, 1995

	    (10.3) Directors' Retirement Plan as amended through September 20,
		   1995

	    (10.4) Deferred Compensation Plan for Directors as amended through
		   September 20, 1995

	    (10.5) Change in Control Employment Agreement

	    (11)   Computation of Earnings Per Share

	    (27)   Financial Data Schedule

     (b)  Reports on Form 8-K

The Company filed a Form 8-K on August 11, 1995, dated July 31,
1995, filing exhibits to become, by way of incorporation by reference, exhibits to Registration Statement No. 33-04983 on Form S-3. No financial statements were filed.

The Company filed a Form 8-K on October 20, 1995, dated October 19, 1995. The report indicated that on October 19, 1995 the Board of Directors approved the repurchase of ten million shares of the Company's outstanding common stock, par value $1.66 2/3 per share. The shares may be repurchased in open market or private transactions and a timetable was not established for the repurchase.

				 SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





						  PPG INDUSTRIES, INC.
						      (Registrant)





Date:     November 8, 1995                     /s/ W. H. Hernandez
						   W. H. Hernandez
					     Senior Vice President, Finance
					       (Principal Financial and
						Accounting Officer and
						Duly Authorized Officer)

		   PPG INDUSTRIES, INC. AND SUBSIDIARIES

			     INDEX TO EXHIBITS



Exhibit
  No.                  Description

  10.1      Nonqualified Retirement Plan as amended through September 20, 1995

  10.2 Supplemental Executive Retirement Plan II as amended through September 20, 1995

  10.3      Directors' Retirement Plan as amended through September 20, 1995

  10.4 Deferred Compensation Plan for Directors as amended through September 20, 1995

  10.5      Change in Control Employment Agreement

  11        Computation of Earnings Per Share

  27        Financial Data Schedule