Form 10-K
period 1995-12-31
PPG INDUSTRIES INC
filed 1996-02-16
CIK 79879

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------
                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995        Commission File Number 1-1687

                              PPG INDUSTRIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            Pennsylvania                                        25-0730780
   (STATE OR OTHER JURISDICTION OF                           (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)

One PPG Place, Pittsburgh, Pennsylvania                             15272
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                         (ZIP CODE)

Registrant's telephone number, including area code:             412-434-3131

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                       NAME OF EACH EXCHANGE ON
        TITLE OF EACH CLASS                                WHICH REGISTERED
        -------------------                            ------------------------
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

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days. YES   X     NO
                          -----      ------
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of January 31, 1996, 192,931,262 shares of the Registrant's common stock, with a par value of $1.66 2/3 per share, were outstanding. As of that date, the aggregate market value of common stock held by non-affiliates was $8,866 million.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                                                               INCORPORATED BY
                                        DOCUMENT                                            REFERENCE IN PART NO.
                                        --------                                            ---------------------
Portions of PPG Industries, Inc. Annual Report to Shareholders
  for the year ended December 31, 1995...................................................       I, II and IV
Portions of PPG Industries, Inc. Proxy Statement for its 1996
  Annual Meeting of Shareholders.........................................................            III

===============================================================================

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

                       NOTE ON INCORPORATION BY REFERENCE

Throughout this report various information and data are incorporated by reference to the Company's 1995 Annual Report to Shareholders (hereinafter referred to as "the Annual Report to Shareholders"). Any reference in this report to disclosures in the Annual Report to Shareholders shall constitute incorporation by reference only of that specific information and data into this Form 10-K.

                                     PART I

ITEM 1. BUSINESS

PPG Industries Inc., incorporated in Pennsylvania in 1883, is comprised of three basic business segments: coatings and resins, glass and chemicals. Within these business segments, PPG has followed a careful program of directing its resources of people, capital and technology in selected areas where it enjoys positions of leadership. Primary areas in which resources have been focused are automotive original, refinish, industrial and architectural coatings; flat glass, automotive original and replacement glass, aircraft transparencies, continuous-strand fiber glass, and chlor-alkali and specialty chemicals. Each of the business segments in which PPG is engaged is highly competitive. However, the broad diversification of product lines and worldwide markets served tend to minimize the impact on total sales and earnings of changes in demand for a particular product line. Reference is made to "Business Segment Information" on pages 26 and 27 of the Annual Report to Shareholders, which is incorporated herein by reference, for financial information relating to business segments.

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

The coatings business involves the supply of protective and decorative finishes for automotive original equipment, appliances, industrial equipment, and packaging; factory finished aluminum extrusions and coils for architectural uses, and other industrial and consumer products. In addition to supplying finishes to the automotive original equipment market, PPG supplies automotive refinishes to the aftermarket which are primarily sold through distributors. In the automotive original and industrial portions of the coatings business, PPG sells directly to a variety of manufacturing companies. Product performance, technology, quality and customer service are major competitive factors. The automotive original and industrial coatings are formulated specifically for the customer's needs and application methods. PPG also manufactures adhesives and sealants for the automotive industry and metal pretreatments for automotive and industrial applications.

The architectural finishes business consists primarily of coatings used by painting and maintenance contractors and by consumers for decoration and maintenance. PPG's products are sold through independent distributors, paint dealers, mass merchandisers and home centers. Price, quality and service are key competitive factors in the architectural finishes market.

Coatings and resins' principal production facilities are concentrated in North America and Europe. North American production facilities consist of fourteen plants in the United States, one in Canada and two in Mexico. The three largest facilities are the Cleveland, OH plant, which primarily produces automotive original coatings; the Oak Creek, WI plant, which produces automotive original and other industrial coatings; and the Delaware, OH plant, which primarily produces automotive refinishes and certain industrial coatings. Outside North America, PPG operates three plants in Spain; two plants in Italy, and one plant each in China, England, France, Germany and Portugal. These plants produce a variety of industrial coatings. PPG owns a 60 percent interest in a sales operation in Hong Kong, 50 percent interests in operations in South Korea and Japan, and minority interests in operations in Taiwan and Brazil. Additionally, coatings and resins operates ten service centers in the United States and two each in Canada and Mexico to provide just-in-time delivery and service to selected automotive assembly plants. Nineteen training centers in the United States, six in Europe, five in Asia and one in Canada are in operation. These centers provide training for automotive aftermarket refinish customers. Also, four automotive original application centers that provide testing facilities for customer paint processes and new products are in operation. The average number of persons employed by the coatings and resins segment during 1995 was 10,100.

GLASS

PPG is one of the major producers of flat glass, fabricated glass and continuous-strand fiber glass in the world. PPG's major markets are automotive original equipment, automotive replacement, residential and commercial construction, aircraft transparencies, the furniture, marine and electronics industries and other markets. Most glass products are sold directly to manufacturing and construction companies, although in some instances products are sold directly to independent distributors and through PPG distribution outlets. Fiber glass products are sold directly to manufacturing companies and independent distributors. PPG manufactures flat glass by the float process and fiber glass by the continuous filament process.

The bases for competition are price, quality, technology, cost and customer service. The Company competes with six other major producers of flat glass, six other major producers of fabricated glass and two other major producers of fiber glass throughout the world.

PPG's principal glass production facilities are concentrated in North America and Europe. Fourteen plants operate in the United States, of which six produce flat glass, five produce automotive glass, two produce fiber glass products and one produces aircraft transparencies. A third plant is expected to begin producing fiber glass products in March 1996. There are three plants in Canada, two of which produce automotive glass and one produces flat glass. Four plants operate in Italy; one manufactures automotive and flat glass, one produces automotive glass, one produces flat glass, and another produces aircraft transparencies. Three plants are located in France; one plant manufactures automotive and flat glass and two plants produce automotive glass. One plant in England and one plant in the Netherlands produce fiber glass. PPG owns equity interests in operations in Canada, France, the Netherlands, the People's Republic of China, Taiwan, the United States and Venezuela and a majority interest in a glass distribution company in Japan. Additionally, glass has four satellite operations that provide limited manufacturing and just-in-time service to selected automotive customer locations. The average number of persons employed by the glass segment during 1995 was 15,700.

CHEMICALS

PPG is a major producer of chlor-alkali and specialty chemicals. The primary chlor-alkali products are chlorine, caustic soda, vinyl chloride monomer, chlorinated solvents and chlorinated benzenes. Most of these products are sold directly to manufacturing companies in the chemical processing, rubber and plastics, paper, minerals and metals, and water treatment industries. The primary specialty chemical products are Transitions(registered trademark) optical products; silica based compounds for the tire, shoe and battery separator businesses; surfactants for food emulsification, sugar processing and personal care products; CR-39 monomer for optical plastics; and phosgene derivatives for the pharmaceutical, herbicide and fuel additives businesses.

PPG competes with six other major producers of chlor-alkali products. Price, product availability, product quality and customer service are the key competitive factors. In the specialty chemicals area, PPG's market share varies greatly by business; product performance and technical service are the most critical competitive factors.

PPG's chemical production facilities consist of nine plants in North America, two plants each in Taiwan and the People's Republic of China, and one each in Australia, France, Ireland and the Netherlands. The two largest facilities, located in Lake Charles, LA and in Natrium, WV, primarily produce chlor-alkali products. PPG owns equity interests in operations in Japan, Thailand and the United States. The average number of persons employed by the chemicals segment during 1995 was 4,600.

BUSINESS DIVESTED--BIOMEDICAL SYSTEMS DIVISION

The Company's Biomedical Systems Division was a manufacturer, supplier and servicer of integrated medical systems for human health care on a worldwide basis.

A decision was made in the fourth quarter of 1993 to divest the Biomedical Systems Division. The sale of the medical electronics portion of this business was completed by the end of the third quarter of 1994. With the sale of the sensors business in January 1995, the divestiture of the Biomedical Systems Division was completed.

RAW MATERIALS

The effective management of raw materials is important to PPG's continued success. The Company's most significant raw materials are sand, soda ash, energy, polyvinyl butyral and boron containing minerals in the glass segment; titanium dioxide and epoxy resins in the coatings and resins segment, and energy and ethylene in the chemicals segment. Most of the raw materials used in production are purchased from outside sources, and the Company has made, and will continue to make, supply arrangements to meet the planned operating requirements for the future. For the significant raw material requirements identified above, and other material, there is more than one source of supply.

RESEARCH AND DEVELOPMENT

Research and development costs, including depreciation of research facilities, during 1995, 1994 and 1993 were $252 million, $233 million and $218 million, respectively. Research and development facilities are maintained for each business segment. Each of the facilities conducts research and development involving new and improved products and processes, and additional process and product development work is undertaken at many of the Company's manufacturing plants. PPG owns and operates eight research and development facilities in the United States and Europe.

PATENTS

PPG considers patent protection to be important from an overall standpoint. The Company's business segments are not materially dependent upon any single patent or group of related patents. PPG received $27 million, $25 million and $25 million from royalties and the sale of technical know-how during the years 1995, 1994 and 1993, respectively.

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

EMPLOYEES

The average number of persons employed worldwide by PPG during 1995 was 31,200.

ENVIRONMENTAL MATTERS

Like other companies, PPG is subject to the existing and evolving standards relating to the protection of the environment. Capital expenditures for environmental control projects were $25 million, $19 million and $29 million in 1995, 1994 and 1993, respectively. It is expected that expenditures for such projects in 1996 will approximate $40 million with similar amounts of annual expenditures expected in the near future. Although future capital expenditures are difficult to estimate accurately because of constantly changing regulatory standards, it can be anticipated that environmental control standards will become increasingly stringent and costly.

PPG is negotiating with various government agencies concerning 72 National Priority List ("NPL") and various other cleanup sites. While PPG is not generally a major contributor of wastes to these sites, each potentially responsible party or contributor may face agency assertions of joint and several liability. Generally, however, a final allocation of costs is made based on relative contributions of wastes to the site. There is a wide range of cost estimates for cleanup of these sites, due largely to uncertainties as to the nature and extent of their condition and the methods which may have to be employed for their remediation. Additionally, remediation projects have been or may be undertaken at certain of the Company's current and former plant sites. The Company has established reserves for those sites where it is probable a liability exists and the amount can be reasonably estimated. As of Dec. 31, 1995 and 1994, PPG had reserves for environmental contingencies totaling $100 million and $90 million, respectively. Charges against income for environmental remediation costs totaled $49 million in 1995, $36 million in 1994 and $23 million in 1993.

The Company's experience to date regarding environmental matters leads PPG to believe that it will have continuing expenditures for compliance with provisions regulating the protection of the environment and for present and future remediation efforts at waste and plant sites. However, management anticipates that such expenditures, which will occur over an extended period of time, will not result in future annual charges against income that are significantly greater than those recorded in 1995. It is possible, however, that technological, regulatory and enforcement developments, the results of environmental studies and other factors could alter this expectation. In management's opinion, the Company operates in an environmentally sound manner, is well positioned, relative to environmental matters, within the industries in which it operates and the outcome of these environmental matters will not have a material adverse effect on PPG's financial position or liquidity. See Environmental Matters in Management's Discussion and Analysis for additional information related to environmental matters.

ITEM 2. PROPERTIES

See "Item 1. Business" for information on PPG's production and fabrication facilities.

Generally, the Company's plants are suitable and adequate for the purposes for which they are intended, and overall have sufficient capacity to conduct business in the upcoming year.

ITEM 3. LEGAL PROCEEDINGS

Securities and Exchange Commission regulations require the disclosure of any environmental legal proceeding in which a governmental authority is a party and which may reasonably be expected to involve monetary sanctions in excess of $100,000. In this regard, on November 14, 1991, the Company received a penalty notice from the Louisiana Department of Environmental Quality (DEQ) proposing a penalty of $1,236,000 for alleged violations of hazardous waste regulations relating to the Company's investigation of groundwater contamination at the Company's Lake Charles, LA plant. The Company and DEQ reached a settlement of this matter which resulted in a payment by PPG of $200,000.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                      EXECUTIVE OFFICERS OF THE REGISTRANT

        NAME                AGE                           TITLE
        ----                ---                           -----
Jerry E. Dempsey (a)         63     Chairman of the Board and Chief Executive Officer since September 1993

Raymond W. LeBoeuf (b)       49     President and Chief Operating Officer since December 1995

Frank A. Archinaco (c)       52     Senior Vice President, Glass since December 1995

Russell L. Crane (d)         55     Senior Vice President, Human Resources and Administration since April 1994

Robert D. Duncan (e)         56     Executive Vice President since April 1994

Peter R. Heinze (f)          53     Senior Vice President, Chemicals since April 1994

William H. Hernandez (g)     47     Senior Vice President, Finance since January 1995

E. Kears Pollock (h)         55     Senior Vice President, Coatings and Resins since December 1995

Guy A. Zoghby (i)            61     Senior Vice President and General Counsel since April 1994


(a) Mr. Dempsey was Senior Vice President of WMX Technologies, Inc., and Chairman of Chemical Waste Management, Inc., prior to his present position.
(b) Mr. LeBoeuf was Executive Vice President, Vice President, Coatings and Resins and Vice President, Finance prior to his present position.
(c) Mr. Archinaco was Vice President, Glass, Vice President, Automotive and Aircraft Products and Vice President, Automotive OEM Products prior to his present position.
(d) Mr. Crane was Vice President, Human Resources prior to his present position.
(e)  Mr. Duncan was Group Vice President, Glass prior to his present position.
(f) Dr. Heinze was Group Vice President, Chemicals of the Company and was President of the Chemicals Division of BASF (U.S.) prior to his present position.
(g) Mr. Hernandez was Vice President, Finance, Vice President and Controller and Controller prior to his present position.
(h) Mr. Pollock was Vice President, Coatings and Resins and Vice President, Automotive Products prior to his present position.
(i) Mr. Zoghby was Vice President and General Counsel prior to his present position.

The executive officers of the Company are elected annually in April by the Board of Directors.

                                    PART II

Information with respect to the following Items can be found on the indicated pages of the Annual Report to Shareholders and is incorporated herein by reference.

                                                                                                                            Page(s)
                                                                                                                            -------
ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Stock Exchange Listings.................................................................................................      40
Quarterly Stock Information.............................................................................................      40

ITEM 6. SELECTED FINANCIAL DATA
The information required by Item 6 is reported in the Eleven-Year Digest under the captions net sales, income before accounting changes, cumulative effect of accounting changes, net income, earnings per share before accounting changes, cumulative effect of accounting changes on earnings per share, earnings per share, dividends per share, total assets and
long-term debt for the years 1991 through 1995..........................................................................      39

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Discussion and Analysis....................................................................................   21-25

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Independent Auditors' Report............................................................................................      17

Financial Statements:
  Statement of Income for the years ended
     December 31, 1995, 1994 and 1993...................................................................................      18
  Balance Sheet, December 31, 1995 and 1994.............................................................................      19
  Statement of Cash Flows for the years ended
     December 31, 1995, 1994 and 1993...................................................................................      20
  Notes to the Financial Statements.....................................................................................   28-37

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 regarding Directors is contained under the caption "Election of Directors" in the Registrant's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders (the "Proxy Statement") which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, which information under such caption is incorporated herein by reference.

The information required by Item 10 regarding Executive Officers is set forth in
Part I of this report under the caption "Executive Officers of the Registrant."

The information required by Item 405 of Regulation S-K is included under the caption "Section 16(a) Reporting" in the Proxy Statement which information under such caption is incorporated herein by reference.

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

    Financial Statement Schedules for years ended December 31, 1995, 1994 and 1993:

         The following should be read in conjunction with the previously referenced financial statements.

                                                                           PAGE
                                                                           ----
    Independent Auditors' Report.........................................     9
    Schedule II--Valuation and Qualifying Accounts.......................    10

         All other schedules are omitted because they are not applicable.

(b) A Form 8-K was filed on October 20, 1995 and was reported as such in our Form 10-Q for the quarter ended September 30, 1995.

     The Company filed a Form 8-K on November 8, 1995, filing exhibits to become, by way of incorporation by reference, exhibits to Registration Statement No. 33-04983 on Form S-3. No financial statements were filed.

(c)  Exhibits:

          (3) The Restated Articles of Incorporation as amended, were filed as
              Exhibit 3 to the Registrant's Form 10-Q for the quarter ended March 31, 1995, which exhibit is incorporated herein by reference.

        (3.1) The bylaws, as amended through December 14, 1995.

        (3.2) The bylaws, as amended through February 15, 1996.

          (4) The Shareholders' Rights Plan was filed as Exhibit 4 on the Registrant's Form 8-K, dated May 12, 1988, which exhibit is incorporated herein by reference.

        *(10) The Nonqualified Retirement Plan as amended, the Supplemental
              Executive Retirement Plan II as amended and the Change in Control Employment Agreement were filed as Exhibits 10.1,
              10.2 and 10.5, respectively, to the Registrant's Form
              10-Q for the quarter ended September 30, 1995. The 1984 Stock Option Plan was filed as Exhibit 10 to the Registrant's
              Form 10-Q for the quarter ended March 31, 1992. All exhibits referred to in this paragraph (10) are incorporated by reference.

      *(10.1) Deferred Compensation Plan for Directors as amended through
              December 14, 1995.

      *(10.2) Directors' Common Stock Plan.

      *(10.3) Deferred Compensation Plan.

      *(10.4) Incentive Compensation and Deferred Income Plan for Key
              Employees as amended through January 1, 1996.

         (11) Computation of Earnings Per Share for the Five Years Ended December 31, 1995.

         (13) Company's 1995 Annual Report to Shareholders (except for the pages and information therein expressly incorporated by reference in this Form 10-K, the Annual Report to Shareholders is provided solely for the information of the Commission and is not to be deemed "filed" as part of the Form 10-K).

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on February 15, 1996.

                            PPG INDUSTRIES, INC.
                                (Registrant)

                                /s/ W. H. HERNANDEZ
                            By ...............................................
                               W. H. Hernandez, Senior Vice President, Finance

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated, on February 15, 1996.

         SIGNATURE                                  CAPACITY
         ---------                                  --------
      /s/ J. E. DEMPSEY
 ....................................  Director, Chairman of the Board and
         J. E. Dempsey                Chief Executive Officer

      /s/ W. H. HERNANDEZ
 ....................................  Senior Vice President, Finance (Principal
         W. H. Hernandez              Financial and Accounting Officer)

         E. B. Davis, Jr.             Director
         S. C. Gault                  Director
         M. J. Hooper                 Director
         A. J. Krowe                  Director
         R. W. LeBoeuf                Director          /s/ W. H. HERNANDEZ
         S. C. Mason                  Director   By.................................
         H. A. McInnes                Director     W. H. Hernandez, Attorney-in-Fact
         R. Mehrabian                 Director
         V. A. Sarni                  Director
         D. G. Vice                   Director
         D. R. Whitwam                Director

        INDEPENDENT AUDITORS' REPORT

        To the Board of Directors and Shareholders of PPG Industries, Inc.:

        We have audited the balance sheet of PPG Industries, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related statements of income and cash flows for each of the three years in the period ended December 31, 1995, and have issued our report thereon dated January 18, 1996; such financial statements and report are included in your 1995 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included financial statement schedule II, Valuation and Qualifying Accounts, of PPG Industries, Inc. and subsidiaries for the years ended December 31, 1995, 1994 and 1993. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        DELOITTE & TOUCHE LLP
        Pittsburgh, Pennsylvania
        January 18, 1996

PPG INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                 BALANCE AT    CHARGED TO
                                                                  BEGINNING     COSTS AND                      BALANCE AT
                 DESCRIPTION                                       OF YEAR      EXPENSES      DEDUCTIONS(1)    END OF YEAR
                 -----------                                     ----------   -----------     -------------    -----------
                                                                                         (MILLIONS)
1995
  Deducted from assets to which
     they apply:
       Allowance for doubtful accounts                            $    26.5     $     8.1       $     6.4       $    28.2
                                      ----------------------     ===========    =========       =========       =========
1994
  Deducted from assets to which
     they apply:
       Allowance for doubtful accounts                            $    25.6     $    12.6       $    11.7       $    26.5
                                      ----------------------     ===========    =========       =========       =========
1993
  Deducted from assets to which
     they apply:
       Allowance for doubtful accounts                            $    33.0     $    15.2       $    22.6       $    25.6
                                      ----------------------     ==========     =========       =========       =========

                      ------------------------------------

(1) Notes and accounts receivable written off as uncollectible, net of recoveries, changes attributable to foreign currency translation, and activity related to businesses sold.

                             PPG INDUSTRIES, INC.
                         AND CONSOLIDATED SUBSIDIARIES
                         -----------------------------

                               INDEX TO EXHIBITS


Exhibit                                Incorporated by Reference
----------------------------------------------------------------
3   The Restated Articles       Exhibit 3    - Form 10-Q for the quarter
    of Incorporation                           ended March 31, 1995


4   The Shareholders' Rights    Exhibit 4    - Form 8-K, dated May 12, 1988
    Plan

10  The Nonqualified Retire-    Exhibit 10.1 - Form 10-Q for the quarter
    ment Plan                                  ended September 30, 1995

10  The Supplemental            Exhibit 10.2 - Form 10-Q for the quarter
    Executive Retirement                       ended September 30, 1995
    Plan II

10  Change in Control           Exhibit 10.5 - Form 10-Q for the quarter
    Employment Agreement                       ended September 30, 1995

10  1984 Stock Option Plan      Exhibit 10   - Form 10-Q for the quarter
                                               ended March 31, 1992


Exhibit                        Description
------------------------------------------
3.1      The By-Laws as amended through December 14, 1995

3.2      The By-Laws as amended through February 15, 1996

10.1     Deferred Compensation Plan for Directors as amended through
         December 14, 1995

10.2     Directors' Common Stock Plan

10.3     Deferred Compensation Plan

10.4 Incentive Compensation and Deferred Income Plan for Key Employees as amended through January 1, 1996

11       Computation of Earnings Per Share for the Five Years Ended
         December 31, 1995

13       Company's 1995 Annual Report to Shareholders

21       Subsidiaries of the Registrant

23       Consent of Independent Auditors

24       Powers of Attorney

27       Financial Data Schedule

