Form 10-Q
period 1996-03-31
PPG INDUSTRIES INC
filed 1996-05-09
CIK 79879

		    SECURITIES AND EXCHANGE COMMISSION
			  WASHINGTON, D.C. 20549


				 FORM 10-Q


		QUARTERLY REPORT UNDER SECTION 13 or 15(d)
		  OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended  March 31, 1996           Commission File Number  1-1687


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



As of April 30, 1996, 189,061,639 shares of the Registrant's common stock, par value $1.66-2/3 per share, were outstanding.

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

		      Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

		   PPG INDUSTRIES, INC. AND SUBSIDIARIES

		 Condensed Statement of Income (Unaudited)
		   (Millions, except per share amounts)
						Three Months Ended March 31
						    1996            1995
Net sales....................................     $1,748.8        $1,740.8
Cost of sales................................      1,067.2         1,028.1
  Gross profit...............................        681.6           712.7

Other expenses:
  Selling, general and administrative........        238.9           231.5
  Depreciation...............................         83.2            80.0
  Research and development...................         58.6            56.9
  Interest...................................         22.0            20.5
  Other charges..............................         16.8            38.0

    Total other expenses.....................        419.5           426.9

Other earnings...............................         25.6            73.1

Income before income taxes
  and minority interest......................        287.7           358.9

Income taxes.................................        109.3           136.4

Minority interest............................          6.1             3.3

Net income...................................     $  172.3        $  219.2

Earnings per share...........................     $   0.90        $   1.06

Dividends per share..........................     $   0.30        $   0.29

Average shares outstanding...................        192.4           206.5



The accompanying notes to the condensed financial statements are an integral part of this statement.

		   PPG INDUSTRIES, INC. AND SUBSIDIARIES

		    Condensed Balance Sheet (Unaudited)
						  March 31        Dec. 31
						    1996            1995
							 (Millions)
Assets
Current assets:
  Cash and cash equivalents..................     $   89.0       $  105.6
  Receivables-net............................      1,339.2        1,245.1
  Inventories (Note 2).......................        779.8          737.5
  Other......................................        193.7          187.3
    Total current assets.....................      2,401.7        2,275.5

Property (less accumulated depreciation of
  $3,683.1 million and $3,629.2 million).....      2,850.0        2,834.8
Investments..................................        219.1          223.8
Other assets.................................        876.1          860.2
    Total....................................     $6,346.9       $6,194.3

Liabilities and Shareholders' Equity
Current liabilities:
  Short-term borrowings and current
    portion of long-term debt................     $  689.4       $  485.3
  Accounts payable and accrued liabilities...      1,066.8        1,103.5
  Income taxes...............................         97.2           40.6
    Total current liabilities................      1,853.4        1,629.4

Long-term debt...............................        712.4          735.5
Deferred income taxes........................        346.0          354.9
Accumulated provisions.......................        342.9          319.7
Other postretirement benefits ...............        518.9          517.4
Minority interest............................         73.5           68.2
    Total liabilities........................      3,847.1        3,625.1

Shareholders' equity:
  Common stock...............................        484.3          484.3
  Additional paid-in capital.................         88.7           81.3
  Retained earnings..........................      4,364.2        4,249.0
  Treasury stock.............................     (2,250.2)      (2,059.6)
  Unearned compensation......................       (172.5)        (179.2)
  Minimum pension liability adjustment.......         (9.8)         (10.4)
  Currency translation adjustment............         (4.9)           3.8
    Total shareholders' equity...............      2,499.8        2,569.2

    Total....................................     $6,346.9       $6,194.3

The accompanying notes to the condensed financial statements are an integral part of this statement.

		   PPG INDUSTRIES, INC. AND SUBSIDIARIES

	       Condensed Statement of Cash Flows (Unaudited)

						Three Months Ended March 31
						    1996            1995
							 (Millions)
Cash from operating activities ..............      $ 139.7         $ 181.4

Investing activities:
   Capital spending..........................       (116.6)          (75.0)
   Reduction of investments..................         10.4            98.7
   Other.....................................           .3             6.0
	Cash (used for) from
	  investing activities...............       (105.9)           29.7

Financing activities:
   Net change in borrowings with
     maturities of three months or less......        283.2           (78.9)
   Proceeds from other short-term debt.......         17.1            10.9
   Repayment of other short-term debt........        (14.1)          (35.0)
   Proceeds from long-term debt..............          2.7             6.8
   Repayment of long-term debt...............        (95.2)          (25.8)
   Repayment of loans by employee stock
     ownership plan..........................          5.6            10.1
   Purchase of treasury stock, net...........       (191.4)          (29.8)
   Dividends paid............................        (57.8)          (59.8)
	Cash used for financing activities...        (49.9)         (201.5)

Effect of currency exchange rate changes
  on cash and cash equivalents...............          (.5)            1.5

Net (decrease) increase in
  cash and cash equivalents..................        (16.6)           11.1

Cash and cash equivalents,
  beginning of period..... ...................       105.6            62.1

Cash and cash equivalents,
  end of period..............................      $  89.0         $  73.2


The accompanying notes to the condensed financial statements are an integral part of this statement.

		   PPG INDUSTRIES, INC. AND SUBSIDIARIES

	    Notes to Condensed Financial Statements (Unaudited)


1.   Financial Statements

The condensed financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position of PPG Industries, Inc. and subsidiaries (the Company or PPG) at March 31, 1996, and the results of their operations and their cash flows for the three months ended March 31, 1996 and 1995. These condensed financial statements should be read in conjunction with the financial statements and notes thereto incorporated by reference in PPG's Annual Report on Form 10-K for the year ended December 31, 1995.

The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.


2.   Inventories

Inventories at March 31, 1996 and December 31, 1995 are detailed below.

							March 31    Dec. 31
							  1996        1995
							     (Millions)
      Finished products and work in process.............  $530.6      $504.5
      Raw materials.....................................   134.7       120.5
      Supplies..........................................   114.5       112.5

	 Total..........................................  $779.8      $737.5

Most domestic and certain foreign inventories are valued using the last-in, first-out method. If the first-in, first-out method had been used, inventories would have been $202.1 million and $202.9 million higher at March 31, 1996 and December 31, 1995 respectively.


3.   Cash Flow Information

Cash payments for interest were $20.6 million and $15.3 million for the three months ended March 31, 1996 and 1995, respectively. Net cash payments for income taxes for the three months ended March 31, 1996 and 1995 were $43.8 million and $22.5 million, respectively.

4.   Business Segment Information

						Three Months Ended March 31
						    1996            1995
							 (Millions)
     Net sales:
	  Coatings and Resins.................     $  692          $  684
	  Glass...............................        666             661
	  Chemicals...........................        391             396

	       Total..........................     $1,749          $1,741

     Operating income:
	  Coatings and Resins.................     $  115          $  129
	  Glass...............................        103             155
	  Chemicals...........................         91              93

	       Total operating income.........        309             377

     Interest expense - net...................        (20)            (18)

     Other unallocated
	 corporate expense - net..............         (1)            --

     Income before income taxes and
       minority interest......................     $  288          $  359

5.   Environmental Matters

It is PPG's policy to accrue expenses for environmental contingencies when it is probable that a liability exists and the amount of loss can be reasonably estimated. As of March 31, 1996 and December 31, 1995, PPG had reserves for environmental contingencies totaling $98 million and $100 million, respectively. Charges against income for environmental remediation costs for the three months ended March 31, 1996 and 1995 were $7 million and $9 million, respectively. Related cash outlays aggregated $9 million and $10 million for the three months ended March 31, 1996 and 1995, respectively.

Management anticipates that the resolution of the Company's environmental contingencies, which will occur over an extended period of time, will not result in future annual charges against income that are significantly greater than those recorded in 1995. It is possible, however, that technological, regulatory and enforcement developments, the results of environmental studies and other factors could alter this expectation. In management's opinion, the Company operates in an environmentally sound manner and the outcome of these environmental matters will not have a material effect on PPG's financial position or liquidity.

In addition to the amounts currently reserved, the Company may be subject to loss contingencies related to environmental matters estimated at the high end to be as much as $200 million to $400 million. Such aggregate losses are reasonably possible but not currently considered to be probable of occurrence. The Company's environmental contingencies are expected to be resolved over a period of 20 years or more. These loss contingencies include significant unresolved issues such as the nature and extent of contamination, if any, at sites and the methods that may have to be employed should remediation be required. Although insurance may cover a portion of these costs, to the extent they are incurred, any potential recovery is not included in this unrecorded exposure to future loss. With respect to certain waste sites, the financial condition of any other potentially responsible parties also contributes to the uncertainty of estimating PPG's final costs. Although contributors of waste to sites involving other potentially responsible parties may face governmental agency assertions of joint and several liability, in general, final allocations of costs are made based on the relative contributions of wastes to such sites. PPG is generally not a major contributor to such sites. Although the unrecorded exposure to future loss relates to all sites, a significant portion of such unrecorded exposure involves three operating plant sites and one closed plant site. Two of the sites are in the early stages of study, while the remaining two are further into the study phase. All four sites require additional study to assess the magnitude of contamination, if any, and the remediation alternatives.

The Company's assessment of the potential impact of these environmental contingencies is subject to considerable uncertainty due to the complex, ongoing and evolving process of investigation and remediation, if necessary, of such environmental contingencies.

Item 2.  Management's Discussion and Analysis of Financial
	 Condition and Results of Operations

Performance Overview

Sales for the first quarter of 1996 and 1995 were $1.75 billion and $1.74 billion, respectively. The benefits of increased volumes in our chemicals segment, higher sales prices for our coatings and resins and glass segments, and the favorable effects of foreign currency translation were substantially offset by a decrease in sales prices for our chemicals segment, the absence of sales from our divested European architectural coatings business, and lower volumes in our glass segment. Sales volumes and operating income for our North American automotive original coatings and resins and glass segments were unfavorably impacted by reduced production at the North American manufacturing operations of General Motors caused by a seventeen day strike at two of its parts plants during March 1996.

The gross profit percentage decreased to 39.0% from 40.9% in the prior year's quarter due to the negative effects of inflation and unfavorable sales mix changes which were not fully recovered through slightly higher overall sales prices and the benefits from manufacturing efficiencies.

Net income and earnings per share for the first quarter of 1996 were $172.3 million and $0.90, respectively. In the first quarter of 1995, net income and earnings per share were $219.2 million and $1.06, respectively, which included a $24.2 million ($0.12 per share) after-tax gain from the settlement of a glass technology dispute with Pilkington plc of England. Current quarter net income was unfavorably impacted by lower other earnings, attributable to gains from legal settlements in the prior year's first quarter, the factors that contributed to the gross profit percentage decrease described above, and the effect of the General Motors strike, partially offset by lower income tax expense and decreased other charges. Lower other charges were due in part to a charge for a legal dispute in the prior year's quarter.

Performance of Business Segments

Coatings and resins sales increased to $692 million from $684 million in 1995. Operating earnings for the corresponding periods were $115 million and $129 million, respectively. Sales increased as a result of higher sales prices in most of the segment's major businesses, improved volumes for European and Asia/Pacific automotive original and refinish products, the favorable effects of foreign currency translation, and sales from several minor acquisitions. The absence of sales from our European architectural coatings business divested in the fourth quarter of 1995 and lower North American automotive original and refinish volumes substantially offset these increases. Operating income declined due to the negative effects of inflation on raw material and overhead costs and unfavorable sales mix changes in our automotive original and refinish businesses. These negative factors were only partially offset by higher overall prices and improved manufacturing efficiencies. Operating income in the first quarter of 1995 also included a gain from the settlement of an industrial coatings dispute.

Glass sales increased to $666 million in the first quarter of 1996 from $661 million in the prior year's quarter. Operating income decreased to $103 million from $155 million in the corresponding 1995 period. Sales were relatively flat as the benefits of increased fiber glass sales prices and volumes as well as higher North American automotive replacement glass volumes were countered by lower flat glass and automotive original glass volumes and sales prices. Operating income in the first quarter of 1995 included the gain from the legal settlement with Pilkington. Also contributing to the decline in operating income were the lower flat glass and automotive original glass volumes and sales prices combined with the negative effects of inflation on our costs and unfavorable sales mix changes, particularly in our flat and automotive replacement glass businesses. Increased prices for fiber glass products, improved manufacturing efficiencies, and higher North American automotive replacement glass volumes only slightly offset these negative factors.

Chemicals sales decreased to $391 million in the first quarter of 1996 from $396 million in the prior year's quarter. Operating income for the corresponding periods were $91 million and $93 million, respectively. The benefit of volume improvements for specialty products, particularly Transitions optical lenses and silica products, was more than offset by the effect of lower prices and volumes for chlor-alkali products and the absence of sales from our sodium chlorate business divested late in the fourth quarter of 1995. Relatively flat operating income was attributable to the factors that contributed to the overall sales decline and increased manufacturing costs, substantially offset by a charge for a legal dispute which occurred in the first quarter of 1995.

Other Factors

The decrease in income tax expense was due to lower pre-tax earnings as the effective tax rate for both periods remained constant at 38%. The increase in income taxes payable was principally the result of the timing of estimated tax payments in the first quarter of 1996 versus the fourth quarter of 1995.

The increase in short-term borrowings and current portion of long-term debt was principally due to borrowings used to fund our repurchase of PPG common stock.

Environmental Matters

It is PPG's policy to accrue expenses for environmental contingencies when it is probable that a liability exists and the amount of loss can be reasonably estimated. As of March 31, 1996 and December 31, 1995, PPG had reserves for environmental contingencies totaling $98 million and $100 million, respectively. Charges against income for environmental remediation costs for the three months ended March 31, 1996 and 1995 were $7 million and $9 million, respectively. Related cash outlays aggregated $9 million and $10 million for the three months ended March 31, 1996 and 1995, respectively.

Management anticipates that the resolution of the Company's environmental contingencies, which will occur over an extended period of time, will not result in future annual charges against income that are significantly greater than those recorded in 1995. It is possible, however, that technological, regulatory and enforcement developments, the results of environmental studies and other factors could alter this expectation. In management's opinion, the Company operates in an environmentally sound manner and the outcome of these environmental matters will not have a material effect on PPG's financial position or liquidity.

In addition to the amounts currently reserved, the Company may be subject to loss contingencies related to environmental matters estimated at the high end to be as much as $200 million to $400 million. Such aggregate losses are reasonably possible but not currently considered to be probable of occurrence. The Company's environmental contingencies are expected to be resolved over a period of 20 years or more. These loss contingencies include significant unresolved issues such as the nature and extent of contamination, if any, at sites and the methods that may have to be employed should remediation be required. Although insurance may cover a portion of these costs, to the extent they are incurred, any potential recovery is not included in this unrecorded exposure to future loss. With respect to certain waste sites, the financial condition of any other potentially responsible parties also contributes to the uncertainty of estimating PPG's final costs. Although contributors of waste to sites involving other potentially responsible parties may face governmental agency assertions of joint and several liability, in general, final allocations of costs are made based on the relative contributions of wastes to such sites. PPG is generally not a major contributor to such sites. Although the unrecorded exposure to future loss relates to all sites, a significant portion of such unrecorded exposure involves three operating plant sites and one closed plant site. Two of the sites are in the early stages of study, while the remaining two are further into the study phase. All four sites require additional study to assess the magnitude of contamination, if any, and the remediation alternatives.

The Company's assessment of the potential impact of these environmental contingencies is subject to considerable uncertainty due to the complex, ongoing and evolving process of investigation and remediation, if necessary, of such environmental contingencies.

Foreign Currency and Interest Rate Risk

As a multinational company, PPG manages its transaction exposure to foreign currency risk to minimize the volatility of cash flows caused by currency fluctuations. The Company manages its foreign currency transaction exposures principally through the purchase of forward and option contracts. It does not manage its exposure to translation gains and losses; however, by borrowing in local currencies it reduces such exposure. The fair value of the forward and option contracts purchased and outstanding as of March 31, 1996 and Dec. 31, 1995, was not material.

The Company manages its interest rate risk in order to balance its exposure between fixed and variable rates while attempting to minimize its interest costs. PPG principally manages its interest rate risk by retiring and issuing debt from time to time. To a limited extent, PPG manages its interest rate risk through the purchase of interest rate swaps. As of March 31, 1996 and December 31, 1995, the notional principal amount and fair value of interest rate swaps held were not material.

The Company also uses commodity swap contracts to reduce its exposure to fluctuations in prices for natural gas. The fair value of such swap contracts purchased and outstanding as of March 31, 1996 and December 31, 1995, was not material.

PPG's policies do not permit active trading of, or speculation in, derivative instruments.

		       Part II.  OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Shareholders held on April 18, 1996 (the "Annual Meeting"), the shareholders voted on the following matters with the results shown below. There were no broker nonvotes with respect to any of these matters.

1. On the matter of the election of five directors to serve for the terms indicated in the proxy statement relating to the Annual Meeting, the vote was as follows:

	     Nominees                 Votes For            Votes Withheld

	Michele J. Hooper            154,373,473             2,710,223
	Raymond W. LeBoeuf           155,617,545             1,466,151
	Harold A. McInnes            155,804,294             1,279,402
	Vincent A. Sarni             155,133,584             1,950,112
	David G. Vice                155,861,901             1,221,795

Each of the nominees was therefore elected a director to serve for the terms indicated in the proxy statement relating to the Annual Meeting.

2. On the matter of the election of Deloitte & Touche LLP as auditors for the Company for the year 1996, the vote was as follows:

	For: 155,683,159          Against: 753,717           Abstain: 640,667

Therefore, Deloitte & Touche LLP were elected auditors for the Company for 1996.

Item 6.   Exhibits and Reports on Form 8-K

      (a)  Exhibits

	  (10)    Nonqualified Retirement Plan as amended through
		  January 1, 1996

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





						  PPG INDUSTRIES, INC.
						      (Registrant)





Date:     May 9, 1996                           /s/ W. H. Hernandez
						    W. H. Hernandez
					     Senior Vice President, Finance
					      (Principal Financial and
					       Accounting Officer and
					       Duly Authorized Officer)

		   PPG INDUSTRIES, INC. AND SUBSIDIARIES


			     INDEX TO EXHIBITS



Exhibit
  No.               Description

  (10)      Nonqualified Retirement Plan as amended through January 1, 1996

  (11)      Computation of Earnings Per Share

  (27)      Financial Data Schedule