Form 10-Q
period 1996-06-30
PPG INDUSTRIES INC
filed 1996-08-02
CIK 79879

SECURITIES AND EXCHANGE COMMISSION
			  WASHINGTON, D.C. 20549


				 FORM 10-Q


		QUARTERLY REPORT UNDER SECTION 13 or 15(d)
		  OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended  June 30, 1996           Commission File Number  1-1687


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



As of July 31, 1996, 186,522,765 shares of the Registrant's common stock, par value $1.66-2/3 per share, were outstanding.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


		      Yes   X                 No

			   PPG INDUSTRIES, INC.
			     AND SUBSIDIARIES
			  ======================


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

		      Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

		     PPG INDUSTRIES, INC. AND SUBSIDIARIES

		  Condensed Statement of Income (Unaudited)
		     (Millions, except per share amounts)
				     Three Months            Six Months
				     Ended June 30          Ended June 30
				    1996       1995        1996       1995
Net sales.......................  $1,913.6   $1,870.4    $3,662.4   $3,611.2
Cost of sales...................   1,127.9    1,109.3     2,195.1    2,137.4
  Gross profit..................     785.7      761.1     1,467.3    1,473.8

Other expenses:
  Selling, general and
    administrative..............     252.7      258.2       491.6      489.7
  Depreciation..................      83.4       82.9       166.6      162.9
  Research and development......      58.2       59.3       116.8      116.2
  Interest......................      24.6       20.7        46.6       41.2
  Other charges.................      17.8       32.1        34.6       70.1

  Total other expenses..........     436.7      453.2       856.2      880.1

Other earnings..................      30.6       49.0        56.2      122.1

Income before income taxes
  and minority interest.........     379.6      356.9       667.3      715.8

Income taxes....................     144.3      135.6       253.6      272.0

Minority interest...............       6.8        4.5        12.9        7.8

Net income......................  $  228.5   $  216.8    $  400.8   $  436.0

Earnings per share..............  $   1.20   $   1.06    $   2.10   $   2.12

Dividends per share.............  $   0.32   $   0.29    $   0.62   $   0.58

Average shares outstanding......     188.6      205.2       190.5      205.8



The accompanying notes to the condensed financial statements are an integral part of this statement.

		     PPG INDUSTRIES, INC. AND SUBSIDIARIES

		      Condensed Balance Sheet (Unaudited)
						  June 30         Dec. 31
						    1996            1995
							 (Millions)
Assets
Current assets:
  Cash and cash equivalents..................     $  121.9       $  105.6
  Receivables-net............................      1,388.8        1,245.1
  Inventories (Note 2).......................        746.6          737.5
  Other......................................        195.0          187.3
    Total current assets.....................      2,452.3        2,275.5

Property (less accumulated depreciation of
  $3,739.8 million and $3,629.2 million).....      2,863.5        2,834.8
Investments..................................        215.1          223.8
Other assets.................................        970.7          860.2
    Total....................................     $6,501.6       $6,194.3

Liabilities and Shareholders' Equity
Current liabilities:
  Short-term borrowings and current
    portion of long-term debt................     $  761.2       $  485.3
  Accounts payable and accrued liabilities...      1,080.4        1,103.5
  Income taxes...............................         18.6           40.6
    Total current liabilities................      1,860.2        1,629.4

Long-term debt (Note 6)......................        848.6          735.5
Deferred income taxes........................        371.6          354.9
Accumulated provisions.......................        346.1          319.7
Other postretirement benefits ...............        519.5          517.4
Minority interest............................         74.6           68.2
    Total liabilities........................      4,020.6        3,625.1

Shareholders' equity:
  Common stock...............................        484.3          484.3
  Additional paid-in capital.................         90.9           81.3
  Retained earnings..........................      4,533.2        4,249.0
  Treasury stock.............................     (2,410.2)      (2,059.6)
  Unearned compensation......................       (191.7)        (179.2)
  Minimum pension liability adjustment.......        (10.6)         (10.4)
  Currency translation adjustment............        (14.9)           3.8
    Total shareholders' equity...............      2,481.0        2,569.2

    Total....................................     $6,501.6       $6,194.3

The accompanying notes to the condensed financial statements are an integral part of this statement.

		   PPG INDUSTRIES, INC. AND SUBSIDIARIES

	       Condensed Statement of Cash Flows (Unaudited)
						  Six Months Ended June 30
						    1996            1995
							 (Millions)
Cash from operating activities...............      $ 310.7         $ 462.2

Investing activities:
   Capital spending..........................       (222.2)         (164.5)
   Reduction of investments..................         12.3           117.0
   Other.....................................          1.0            13.0
	Cash used for investing activities...       (208.9)          (34.5)

Financing activities:
   Net change in borrowings with
     maturities of three months or less......        366.2           (97.4)
   Proceeds from other short-term debt.......         24.5            21.0
   Repayment of other short-term debt........        (17.0)          (45.9)
   Proceeds from long-term debt..............        155.4             8.1
   Repayment of long-term debt...............       (133.4)          (25.8)
   Loans to employee stock ownership plan....        (26.0)          (25.0)
   Repayment of loans by employee stock
     ownership plan..........................         14.4            15.7
   Purchase of treasury stock, net...........       (350.7)         (119.1)
   Dividends paid............................       (118.2)         (117.8)
	Cash used for financing activities...        (84.8)         (386.2)

Effect of currency exchange rate changes
  on cash and cash equivalents...............          (.7)           (3.0)

Net increase in cash and
  cash equivalents...........................         16.3            38.5

Cash and cash equivalents,
  beginning of period........................        105.6            62.1

Cash and cash equivalents,
  end of period..............................      $ 121.9         $ 100.6




The accompanying notes to the condensed financial statements are an integral part of this statement.

		   PPG INDUSTRIES, INC. AND SUBSIDIARIES

	    Notes to Condensed Financial Statements (Unaudited)


1.   Financial Statements

	The condensed financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position of PPG Industries, Inc. and subsidiaries (the Company or PPG) at June 30, 1996, and the results of their operations for the three- and six-month periods ended June 30, 1996 and 1995 and their cash flows for the six-month periods ended
June 30, 1996 and 1995. These condensed financial statements should be read in conjunction with the financial statements and notes thereto incorporated by reference in PPG's Annual Report on Form 10-K for the year ended Dec. 31, 1995.

	The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.


2.   Inventories

	Inventories at June 30, 1996, and Dec. 31, 1995, are detailed below.

							 June 30     Dec. 31
							  1996        1995
							     (Millions)
      Finished products and work in process............  $498.3      $504.5
      Raw materials....................................   130.7       120.5
      Supplies.........................................   117.6       112.5

	Total..........................................  $746.6      $737.5

	Most domestic and certain foreign inventories are valued using the last-in, first-out method. If the first-in, first-out method had been used, inventories would have been $204.5 million and $202.9 million higher at June 30, 1996 and Dec. 31, 1995, respectively.


3.   Cash Flow Information

	Cash payments for interest for the six months ended June 30, 1996 and 1995 were $53.4 million and $45.9 million, respectively. Cash payments for income taxes for the six months ended June 30, 1996 and 1995 were $240.1 million and $186.5 million, respectively.

4.   Business Segment Information

				   Three Months            Six Months
				   Ended June 30          Ended June 30
				  1996       1995        1996       1995
						(Millions)
     Net Sales:
	  Coatings and Resins... $  771     $  757      $1,463     $1,441
	  Glass.................    722        698       1,388      1,359
	  Chemicals.............    420        415         811        811

	    Total............... $1,913     $1,870      $3,662     $3,611

     Operating Income:
	  Coatings and Resins... $  166     $  143      $  281     $  272
	  Glass.................    130        135         233        290
	  Chemicals.............    108        103         199        196

	    Total...............    404        381         713        758

     Interest expense - net.....    (22)       (18)        (42)       (36)

     Other unallocated corporate
       expense - net............     (3)        (6)         (4)        (6)

     Income before income taxes
       and minority interest.... $  379     $  357      $  667     $  716

5.   Environmental Matters

It is PPG's policy to accrue expenses for environmental contingencies when it is probable that a liability exists and the amount of loss can be reasonably estimated. As of June 30, 1996 and Dec. 31, 1995, PPG had reserves for environmental contingencies totaling $98 million and $100 million, respectively. Charges against income for environmental remediation costs for the six months ended June 30, 1996 and 1995 were $14 million and $21 million, respectively. Related cash outlays aggregated $16 million and $19 million for the six months ended June 30, 1996 and 1995, respectively.

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


6.   Long-term Debt

On May 24, 1996, the Company issued $150 million of callable 7 3/8% notes which are due June 1, 2016.

Item 2.  Management's Discussion and Analysis of Financial
	 Condition and Results of Operations

Performance in the Second Quarter of 1996 Compared to the Second Quarter of
1995

Performance Overview

Sales for the second quarter of 1996 and 1995 were $1.91 billion and $1.87 billion, respectively. Sales increased as a result of improved volumes in each of our business segments and higher sales prices for our coatings and resins segment. Lower sales prices for our chemical and glass segments, the absence of sales from our European architectural coatings business divested in the fourth quarter of 1995, and the unfavorable effects of foreign currency translation partially offset these improvements.

The gross profit percentage increased to 41.1% from 40.7% in the prior year's quarter primarily as a result of the benefits of improved manufacturing efficiencies partially offset by lower overall sales prices. The net impact of inflation on our gross profit percentage was slightly positive as the favorable effect in our coatings and resins segment, principally as a result of lower raw material costs, was almost totally offset by the unfavorable impact in our glass segment.

Net income and earnings per share for the second quarter of 1996 were $228.5 million and $1.20, respectively. In the second quarter of 1995, net income and earnings per share were $216.8 million and $1.06, respectively. Current quarter net income was favorably impacted by higher overall sales volumes, the factors that contributed to the gross profit percentage improvement, reduced overhead costs, and decreased other charges due in part to lower environmental expense. Partially offsetting these improvements were lower other earnings, due to gains from legal settlements in the second quarter of 1995, and higher income tax expense. Reduced average shares outstanding, due to repurchases of PPG's common stock by the Company, also favorably impacted earnings per share in the current quarter.

Performance of Business Segments

Coatings and resins sales increased to $771 million from $757 million in 1995. Operating income for the same periods were $166 million and $143 million, respectively. Sales increased as a result of improved volumes in North America, particularly for our automotive original products, higher sales prices in most of the segment's major businesses, and sales from several minor 1995 acquisitions. The absence of sales from our European architectural coatings business divested in the fourth quarter of 1995 and lower volumes in Europe partially offset these improvements. The increase in operating income was the result of the factors that contributed to the sales increase, lower raw material costs, reduced overhead costs, and improved manufacturing efficiencies. Operating income in the second quarter of 1995 also included a gain from a legal settlement.

Glass sales increased to $722 million in the second quarter of 1996 from $698 million in the prior year's quarter. Operating income decreased to $130 million from $135 million in the corresponding 1995 period. Sales increased as a result of increased North American volumes and higher fiber glass sales prices and volumes, partially offset by lower worldwide flat glass prices and European volumes and the unfavorable effects of foreign currency translation. Operating income declined due to lower overall sales prices, particularly for our flat glass products, and the negative effects of inflation. These negative factors were only partially offset by increased volumes and improved manufacturing efficiencies.

Chemicals sales increased to $420 million in the second quarter of 1996 from $415 million in the prior year's quarter. Operating income increased to $108 million from $103 million for the corresponding 1995 period. Contributing to the sales increase were volume improvements for specialty products, particularly Transitions (registered trademark) optical lenses, and chlor-alkali products, partially offset by lower prices for chlor-alkali products, the absence of sales from our sodium chlorate business divested late in the fourth quarter of 1995, and the unfavorable effects of foreign currency translation. The increase in operating income was attributable to the factors that contributed to the overall sales increase, lower environmental expense, and improved manufacturing efficiencies, partially offset by increased overhead costs.

Performance in the First Six Months of 1996 Compared to the First Six Months of 1995

Performance Overview

Sales for the first six months of 1996 and 1995 were $3.66 billion and $3.61 billion, respectively. Sales increased slightly as a result of improved volumes in each of our business segments, higher sales prices for our coatings and resins segment, and sales from several minor 1995 acquisitions. The absence of sales from our divested European architectural coatings business and sodium chlorate business, lower sales prices for our chemicals segment, and the unfavorable effects of foreign currency translation partially offset these improvements.

The gross profit percentage decreased to 40.1% from 40.8% in the prior year period due to the negative effects of inflation and slightly lower overall sales prices, only partially offset by the benefits of improved manufacturing efficiencies.

Net income and earnings per share for the current year period were $400.8 million and $2.10, respectively. In the prior year period, net income and earnings per share were $436.0 million and $2.12, respectively, which included a $24.2 million after-tax gain ($0.12 per share) from a legal settlement of a glass technology dispute with Pilkington plc of England. Current period net income was unfavorably impacted by lower other earnings, attributable to gains from legal settlements in the prior period, and the factors that contributed to the gross profit percentage decrease described above. These negative factors were partially offset by higher overall sales volumes, decreased other charges due to a 1995 charge for a legal dispute and lower environmental expense, and lower income tax expense. Additionally, the favorable impact of overhead cost reduction actions were offset by the negative effects of inflation. Reduced average shares outstanding, due to repurchases of PPG's common stock by the Company, also favorably impacted earnings per share in the current period.

Performance of Business Segments

Coatings and resins sales increased to $1.46 billion in the first six months of 1996 from $1.44 billion in the prior year period. Operating income for the corresponding periods was $281 million and $272 million, respectively. Sales increased as a result of higher sales prices in most of the segment's major businesses, improved volumes in North America, particularly for our automotive original products, and sales from several minor acquisitions. The absence of sales from our European architectural coatings business divested in the fourth quarter of 1995 and lower volumes in Europe partially offset these improvements. The increase in operating income was the result of the factors that contributed to the sales increase, reduced overhead costs, improved manufacturing efficiencies, and lower raw material costs. Operating income in the 1995 period also included two gains from legal settlements.

Glass sales increased to $1.39 billion in the six-month period ended June 30, 1996, from $1.36 billion in the prior period. Operating income decreased to $233 million from $290 million in the corresponding 1995 period. Sales increased as a result of the benefits of higher fiber glass sales prices and volumes and improved volumes in North America, particularly for our automotive replacement glass products. Partially offsetting these improvements were lower worldwide flat glass prices, lower European volumes, and the unfavorable effects of foreign currency translation. Operating income in the first six months of 1995 included the gain from the legal settlement with Pilkington. Also contributing to the decline in operating income were lower sales prices for our flat glass products and the negative effects of inflation. Increased fiber glass sales prices and improved manufacturing efficiencies only partially offset these improvements.

Chemicals sales for the six-month periods ended June 30, 1996 and 1995 were $811 million. Operating income increased to $199 million from $196 million in the corresponding 1995 period. Sales were flat as the benefits of volume improvements for specialty products, particularly Transitions (registered trademark) optical lenses, and silica products were offset by lower prices for chlor-alkali products, the absence of sales from our sodium chlorate business divested late in the fourth quarter of 1995, and the unfavorable effects of foreign currency translation. Operating income in the first six months of 1995 included a charge for a legal dispute. Also contributing to the increase in operating income were the benefits of increased volumes for specialty products and lower environmental expense. The effects of lower prices for chlor-alkali products and increased overhead costs partially offset these improvements.

Other Factors

The increase in accounts receivable was primarily the result of higher sales in May and June of 1996 compared with those in November and December of 1995.

Pension plan contributions were the main factors contributing to the increase in other assets and reduction in cash from operating activities.

The increase in short-term borrowings and current portion of long-term debt was principally due to borrowings used to fund our repurchase of PPG common stock and pension plan contributions.

The increase in long-term debt was principally due to the issuance of $150 million of callable 7 3/8% notes in May 1996.

The ten million share repurchase program approved by PPG's Board of Directors in October 1995 has been completed. PPG's Board of Directors approved an additional repurchase of ten million shares of PPG common stock in July 1996. The shares may be repurchased in open market or private transactions and a timetable for this additional repurchase program has not been established.

Accounting Standard

As noted in our Annual Report on Form 10-K for the year ended Dec. 31, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS
123), in October 1995 which encourages, but does not require, a fair value method of accounting for employee stock-based transactions. PPG has decided to adopt only the disclosure provisions of SFAS 123 and, accordingly, there will be no impact on the Company's financial position, results of operations or cash flows as a result of SFAS 123.

Environmental Matters

It is PPG's policy to accrue expenses for environmental contingencies when it is probable that a liability exists and the amount of loss can be reasonably estimated. As of June 30, 1996 and Dec. 31, 1995, PPG had reserves for environmental contingencies totaling $98 million and $100 million, respectively. Charges against income for environmental remediation costs for the six months ended June 30, 1996 and 1995 were $14 million and $21 million, respectively. Related cash outlays aggregated $16 million and $19 million for the six months ended June 30, 1996 and 1995, respectively.

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

Foreign Currency and Interest Rate Risk

As a multinational company, PPG manages its transaction exposure to foreign currency risk to minimize the volatility of cash flows caused by currency fluctuations. The Company manages its foreign currency transaction exposures principally through the purchase of forward and option contracts. It does not manage its exposure to translation gains and losses; however, by borrowing in local currencies it reduces such exposure. The fair value of the forward and option contracts purchased and outstanding as of June 30, 1996 and Dec. 31, 1995, was not material.

The Company manages its interest rate risk in order to balance its exposure between fixed and variable rates while attempting to minimize its interest costs. PPG principally manages its interest rate risk by retiring and issuing debt from time to time. To a limited extent, PPG manages its interest rate risk through the purchase of interest rate swaps. As of June 30, 1996 and Dec. 31, 1995, the notional principal amount and fair value of interest rate swaps held were not material.

The Company also uses commodity swap contracts to reduce its exposure to fluctuations in prices for natural gas. The fair value of such swap contracts purchased and outstanding as of June 30, 1996 and Dec. 31, 1995, was not material.

PPG's policies do not permit active trading of, or speculation in, derivative instruments.

			Part II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

	  (10) Description of Compensation Arrangement between PPG Industries, Inc. and Robert D. Duncan

	  (11)  Computation of Earnings Per Share

	  (27)  Financial Data Schedule

     (b)  Reports on Form 8-K

	  The Company filed a Form 8-K on May 23, 1996, dated May 21, 1996, filing an exhibit to become, by way of incorporation by reference, an exhibit to Registration Statement No. 33-04983 on Form S-3 and Registration Statement No. 33-64081 on Form S-3. No financial statements were filed.

	  The Company filed a Form 8-K on July 23, 1996. The report indicated that on July 18, 1996 the Board of Directors approved the repurchase of ten million shares of the Company's outstanding common stock, par value $1.66 2/3 per share. The shares may be repurchased in open market or private transactions and a timetable was not established for the repurchase.

				 SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





						  PPG INDUSTRIES, INC.
						      (Registrant)





Date:    August 2, 1996                         /s/ W. H. Hernandez
						    W. H. Hernandez
					     Senior Vice President, Finance
					      (Principal Financial and
					       Accounting Officer and
					       Duly Authorized Officer)

		   PPG INDUSTRIES, INC. AND SUBSIDIARIES

			     INDEX TO EXHIBITS



Exhibit
  No.              Description


  (10) Description of Compensation Arrangement between PPG Industries, Inc. and Robert D. Duncan

  (11)      Computation of Earnings Per Share

  (27)      Financial Data Schedule