Form 10-Q
period 1996-09-30
PPG INDUSTRIES INC
filed 1996-11-06
CIK 79879

SECURITIES AND EXCHANGE COMMISSION
			  WASHINGTON, D.C. 20549


				 FORM 10-Q


		QUARTERLY REPORT UNDER SECTION 13 or 15(d)
		  OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended  September 30, 1996        Commission File Number  1-1687


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



As of October 31, 1996, 183,365,258 shares of the Registrant's common stock, par value $1.66-2/3 per share, were outstanding.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


		    Yes   X                 No

			   PPG INDUSTRIES, INC.
			     AND SUBSIDIARIES
			  ======================


				   Index


Part I.  Financial Information                                        Page(s)


  Item 1.  Financial Statements:

    Condensed Statement of Income....................................       2

    Condensed Balance Sheet..........................................       3

    Condensed Statement of Cash Flows................................       4

    Notes to Condensed Financial Statements..........................   5 - 7

  Item 2.  Management's Discussion and Analysis of Financial
	   Condition and Results of Operations.......................  8 - 12


Part II.  Other Information


  Item 1.  Legal Proceedings.........................................      13

  Item 6.  Exhibits and Reports on Form 8-K..........................      13


Signature............................................................      14

		      Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

		     PPG INDUSTRIES, INC. AND SUBSIDIARIES

		  Condensed Statement of Income (Unaudited)
		     (Millions, except per share amounts)
				      Three Months           Nine Months
				   Ended September 30     Ended September 30
				    1996       1995        1996       1995
Net sales.......................  $1,801.2   $1,724.1    $5,463.6   $5,335.3
Cost of sales...................   1,072.1    1,029.4     3,267.2    3,166.8
  Gross profit..................     729.1      694.7     2,196.4    2,168.5

Other expenses:
  Selling, general and
    administrative..............     249.3      246.8       740.9      736.5
  Depreciation..................      85.3       83.2       251.9      246.1
  Research and development......      59.0       59.8       175.8      176.0
  Interest......................      25.8       21.2        72.4       62.4
  Other charges.................      30.6       31.9        65.2      102.0

  Total other expenses..........     450.0      442.9     1,306.2    1,323.0

Other earnings..................      38.2       28.3        94.4      150.4

Income before income taxes
  and minority interest.........     317.3      280.1       984.6      995.9

Income taxes....................     120.5      106.4       374.1      378.4

Minority interest...............       5.7        3.3        18.6       11.1

Net income......................  $  191.1   $  170.4    $  591.9   $  606.4

Earnings per share..............  $   1.03   $   0.85    $   3.13   $   2.97

Dividends per share.............  $   0.32   $   0.30    $   0.94   $   0.88

Average shares outstanding......     186.5      200.9       189.2      204.0



The accompanying notes to the condensed financial statements are an integral part of this statement.

		     PPG INDUSTRIES, INC. AND SUBSIDIARIES

		      Condensed Balance Sheet (Unaudited)
						  Sept. 30        Dec. 31
						    1996            1995
							 (Millions)
Assets
Current assets:
  Cash and cash equivalents..................     $  104.4       $  105.6
  Receivables-net............................      1,278.6        1,245.1
  Inventories (Note 2).......................        779.1          737.5
  Other......................................        189.9          187.3
    Total current assets.....................      2,352.0        2,275.5

Property (less accumulated depreciation of
  $3,788.3 million and $3,629.2 million).....      2,891.6        2,834.8
Investments..................................        210.1          223.8
Other assets.................................        972.0          860.2
    Total....................................     $6,425.7       $6,194.3

Liabilities and Shareholders' Equity
Current liabilities:
  Short-term borrowings and current
    portion of long-term debt................     $  584.7       $  485.3
  Accounts payable and accrued liabilities...      1,071.4        1,103.5
  Income taxes...............................         37.2           40.6
    Total current liabilities................      1,693.3        1,629.4

Long-term debt (Note 6)......................        843.1          735.5
Deferred income taxes........................        379.3          354.9
Accumulated provisions.......................        354.3          319.7
Other postretirement benefits ...............        518.6          517.4
Minority interest............................         74.6           68.2
    Total liabilities........................      3,863.2        3,625.1

Shareholders' equity:
  Common stock...............................        484.3          484.3
  Additional paid-in capital.................         92.2           81.3
  Retained earnings..........................      4,665.5        4,249.0
  Treasury stock.............................     (2,469.1)      (2,059.6)
  Unearned compensation......................       (186.4)        (179.2)
  Minimum pension liability adjustment.......        (10.6)         (10.4)
  Currency translation adjustment............        (13.4)           3.8
    Total shareholders' equity...............      2,562.5        2,569.2

    Total....................................     $6,425.7       $6,194.3

The accompanying notes to the condensed financial statements are an integral part of this statement.

		   PPG INDUSTRIES, INC. AND SUBSIDIARIES

	       Condensed Statement of Cash Flows (Unaudited)
						 Nine Months Ended Sept. 30
						    1996            1995
							 (Millions)
Cash from operating activities...............      $ 700.6         $ 731.6

Investing activities:
   Capital spending..........................       (329.5)         (284.2)
   Reduction of investments..................         14.3           129.1
   Other.....................................          1.8            22.8
	Cash used for investing activities...       (313.4)         (132.3)

Financing activities:
   Net change in borrowings with
     maturities of three months or less......        185.5           (30.6)
   Proceeds from other short-term debt.......         32.2            38.6
   Repayment of other short-term debt........        (27.8)          (55.8)
   Proceeds from long-term debt..............        158.6           118.3
   Repayment of long-term debt...............       (141.7)          (40.3)
   Loans to employee stock ownership plan....        (26.0)          (25.0)
   Repayment of loans by employee stock
     ownership plan..........................         20.0            20.1
   Purchase of treasury stock, net...........       (410.7)         (388.3)
   Dividends paid............................       (177.9)         (180.1)
	Cash used for financing activities...       (387.8)         (543.1)

Effect of currency exchange rate changes
  on cash and cash equivalents...............          (.6)             --

Net (decrease) increase in cash
  and cash equivalents.......................         (1.2)           56.2

Cash and cash equivalents,
  beginning of period........................        105.6            62.1

Cash and cash equivalents,
  end of period..............................      $ 104.4         $ 118.3




The accompanying notes to the condensed financial statements are an integral part of this statement.

		   PPG INDUSTRIES, INC. AND SUBSIDIARIES

	    Notes to Condensed Financial Statements (Unaudited)


1.   Financial Statements

	The condensed financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position of PPG Industries, Inc. and subsidiaries (the Company or PPG) at Sept. 30, 1996, and the results of their operations for the three- and nine-month periods ended Sept. 30, 1996 and 1995 and their cash flows for the nine-month periods ended
Sept. 30, 1996 and 1995. These condensed financial statements should be read in conjunction with the financial statements and notes thereto incorporated by reference in PPG's Annual Report on Form 10-K for the year ended Dec. 31, 1995.

	The results of operations for the nine months ended Sept. 30, 1996 are not necessarily indicative of the results to be expected for the full year.


2.   Inventories

	Inventories at Sept. 30, 1996 and Dec. 31, 1995 are detailed below.

							Sept. 30     Dec. 31
							  1996        1995
							     (Millions)
      Finished products and work in process............  $524.4      $504.5
      Raw materials....................................   137.5       120.5
      Supplies.........................................   117.2       112.5

	Total..........................................  $779.1      $737.5

	Most domestic and certain foreign inventories are valued using the last-in, first-out method. If the first-in, first-out method had been used, inventories would have been $205.2 million and $202.9 million higher at Sept. 30, 1996 and Dec. 31, 1995, respectively.


3.   Cash Flow Information

	Cash payments for interest for the nine months ended Sept. 30, 1996 and 1995 were $74.0 million and $61.0 million, respectively. Cash payments for income taxes for the nine months ended Sept. 30, 1996 and 1995 were $328.5 million and $279.4 million, respectively.

4.   Business Segment Information

				   Three Months           Nine Months
				  Ended Sept. 30         Ended Sept. 30
				  1996       1995        1996       1995
						(Millions)
     Net Sales:
	  Coatings and Resins... $  712     $  669      $2,175     $2,110
	  Glass.................    678        655       2,066      2,014
	  Chemicals.............    412        400       1,223      1,211

	    Total............... $1,802     $1,724      $5,464     $5,335

     Operating Income:
	  Coatings and Resins... $  132     $   91      $  413     $  363
	  Glass.................    114        114         347        404
	  Chemicals.............     97         90         296        286

	    Total...............    343        295       1,056      1,053

     Interest expense - net.....    (23)       (18)        (65)       (54)

     Other unallocated corporate
       (expense) income - net...     (2)         3          (6)        (3)

     Income before income taxes
       and minority interest.... $  318     $  280      $  985     $  996

5.   Environmental Matters

It is PPG's policy to accrue expenses for environmental contingencies when it is probable that a liability exists and the amount of loss can be reasonably estimated. As of Sept. 30, 1996 and Dec. 31, 1995, PPG had reserves for environmental contingencies totaling $95 million and $100 million, respectively. Charges against income for environmental remediation costs for the nine months ended Sept. 30, 1996 and 1995 were $22 million and $35 million, respectively. Related cash outlays aggregated $27 million and $32 million for the nine months ended
Sept. 30, 1996 and 1995, respectively.

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


6.   Long-term Debt

On May 24, 1996, the Company issued $150 million of callable 7 3/8% notes which are due June 1, 2016.

Item 2.  Management's Discussion and Analysis of Financial
	 Condition and Results of Operations

Performance in the Third Quarter of 1996 Compared to the Third Quarter of 1995

Performance Overview

Sales for the third quarter of 1996 and 1995 were $1.80 billion and $1.72 billion, respectively. Sales increased as a result of improved volumes in each of our business segments, sales from several minor acquisitions, and higher sales prices in our coatings and resins segment. Lower sales prices in our chemical and glass segments, the absence of sales from our divested European architectural coatings business and sodium chlorate business, and the unfavorable effects of foreign currency translation partially offset these improvements.

The gross profit percentage increased to 40.5% from 40.3% in the prior year's quarter primarily as a result of the benefits of improved manufacturing efficiencies partially offset by lower overall sales prices. Also offsetting the improvement was the negative overall effect of inflation as the benefits in our coatings and resins segment, principally as a result of lower raw material costs, were more than offset by the unfavorable impacts in our glass and chemicals segments.

Net income and earnings per share for the third quarter of 1996 were $191.1 million and $1.03, respectively. In the third quarter of 1995, net income and earnings per share were $170.4 million and $0.85, respectively. Current quarter net income was favorably impacted by higher overall sales volumes, the factors that contributed to the gross profit percentage improvement, higher other earnings which increased primarily as a result of a recovery of certain past insurance costs and lower environmental expense. Partially offsetting these improvements were higher income tax expense, charges in our coatings and resins and glass segments to further improve productivity in certain European operations, and higher interest expense. Additionally, the favorable impact of ongoing overhead cost reduction actions were more than offset by the negative effects of inflation. Reduced average shares outstanding, due to repurchases of PPG's common stock by the Company, favorably impacted earnings per share in the current quarter.

Performance of Business Segments

Coatings and resins sales increased to $712 million from $669 million in 1995. Operating income for the same periods was $132 million and $91 million, respectively. Sales increased as a result of improved volumes in North America, higher sales prices in most of the segment's major businesses, and sales from several minor acquisitions. The absence of sales from our European architectural coatings business divested in the fourth quarter of 1995 partially offset these improvements. The increase in operating income was the result of the factors that contributed to the sales increase, lower raw material costs primarily in Europe, improved manufacturing efficiencies, and reduced overhead costs. Partially offsetting these improvements were the negative effects of inflation on overhead costs and charges to further improve productivity in certain European operations.

Glass sales increased to $678 million in the third quarter of 1996 from $655 million in the prior year's quarter. Operating income for the third quarter of 1996 and 1995 remained flat at $114 million. Sales increased as a result of increased North American volumes in all major product lines and higher North American fiber glass and automotive replacement glass sales prices. Partially offsetting these improvements were lower worldwide flat glass prices, lower European fiber glass prices, and the unfavorable effects of foreign currency translation. Operating income remained flat as the benefits of increased volumes, improved manufacturing efficiencies, and reduced overhead costs were offset by lower overall sales prices, particularly for our flat glass products, the negative effects of inflation on our costs, and a charge to further improve productivity in a European operation.

Chemicals sales increased to $412 million in the third quarter of 1996 from $400 million in the prior year's quarter. Operating income increased to $97 million from $90 million for the corresponding 1995 period. Contributing to the sales increase were volume improvements in all of the segment's major businesses, particularly specialty products, partially offset by lower prices for chlor-alkali products and the absence of sales from our sodium chlorate business divested late in the fourth quarter of 1995. The increase in operating income was attributable to the factors that contributed to the overall sales increase, improved manufacturing efficiencies, the absence of a non-recurring freight charge in 1995, and lower environmental expense, partially offset by the negative effects of inflation on our costs.

Performance in the First Nine Months of 1996 Compared to the First Nine Months of 1995

Performance Overview

Sales for the first nine months of 1996 and 1995 were $5.46 billion and $5.34 billion, respectively. Sales increased as a result of improved volumes in each of our business segments, higher sales prices in our coatings and resins segment, and sales from several minor acquisitions. The absence of sales from our divested European architectural coatings business and sodium chlorate business, lower sales prices for our chemicals and glass segments, and the unfavorable effects of foreign currency translation partially offset these improvements.

The gross profit percentage decreased to 40.2% from 40.6% in the prior year period due to the negative effects of inflation and lower overall sales prices, only partially offset by the benefits of improved manufacturing efficiencies.

Net income and earnings per share for the current year period were $591.9 million and $3.13, respectively. In the prior year period, net income and earnings per share were $606.4 million and $2.97, respectively, which included a $24.2 million after-tax gain ($0.12 per share) from a legal settlement of a glass technology dispute with Pilkington plc of England. Current period net income was unfavorably impacted by lower other earnings, the factors that contributed to the gross profit percentage decrease described above, increased interest expense, and higher minority interest due to increased earnings from our majority-owned subsidiary, Transitions Optical, Inc. Other earnings declined due to gains from legal settlements in the prior period and lower earnings from equity affiliates, partially offset by the recovery of certain past insurance costs. These negative factors were partially offset by higher overall sales volumes and decreased other charges. The decline in other charges was due to a 1995 charge for a legal dispute and lower environmental expense, partially offset by charges in our coatings and resins and glass segments to improve productivity in certain European operations.
Additionally, the favorable impact of ongoing overhead cost reduction actions were more than offset by the negative effects of inflation. Reduced average shares outstanding, due to repurchases of PPG's common stock by the Company, favorably impacted earnings per share in the current period.

Performance of Business Segments

Coatings and resins sales increased to $2.18 billion in the first nine months of 1996 from $2.11 billion in the prior year period. Operating income for the corresponding periods increased to $413 million from $363 million in the corresponding 1995 period. Sales increased as a result of improved volumes in North America, higher sales prices in most of the segment's major businesses, and sales from several minor acquisitions. The absence of sales from our European architectural coatings business divested in the fourth quarter of 1995 and lower automotive refinish volumes partially offset these improvements. The increase in operating income was the result of the factors that contributed to the sales increase, improved manufacturing efficiencies, reduced overhead costs, and lower raw material costs, partially offset by the negative effects of inflation on overhead costs. Operating income in the 1995 period also included two gains from legal settlements.

Glass sales increased to $2.07 billion in the nine-month period ended September 30, 1996, from $2.01 billion in the prior year period. Operating income decreased to $347 million from $404 million in the corresponding 1995 period. Sales increased as a result of the benefits of improved volumes in North America and higher fiber glass sales prices. Partially offsetting these improvements were lower worldwide flat glass prices particularly in Europe, lower European volumes, and the unfavorable effects of foreign currency translation. Operating income in the first nine months of 1995 included the gain from the legal settlement with Pilkington. Also contributing to the decline in operating income were lower sales prices for our flat glass products and the negative effects of inflation. Increased fiber glass sales prices, increased overall volumes, improved manufacturing efficiencies, and lower overhead costs only partially offset these negative factors.

Chemicals sales totaled $1.22 billion in the nine-month period ended September 30, 1996 compared to $1.21 billion in the prior year period. Operating income increased to $296 million from $286 million in the corresponding 1995 period. Sales remained relatively flat as the benefits of volume improvements in most of the segment's major businesses, particularly Transitions (registered trademark) optical lenses and silica products, were offset by lower prices for chlor-alkali products, the absence of sales from our sodium chlorate business divested late in the fourth quarter of 1995, and the unfavorable effects of foreign currency translation. Operating income in the first nine months of 1995 included a charge for a legal dispute and a non-recurring freight charge. Also contributing to the increase in operating income were the factors that contributed to the sales change, lower environmental expense, and improved manufacturing efficiencies. Increased overhead costs and the negative effects of inflation partially offset these improvements.

Other Factors

Pension plan contributions were the main factors contributing to the increase in other assets.

The increase in short-term borrowings and current portion of long-term debt was principally due to borrowings used to fund a portion of our repurchases of PPG common stock partially offset by scheduled debt repayments.

The increase in long-term debt was principally due to the issuance of $150 million of callable 7 3/8% notes in May 1996.

Accounting Standard

As noted in our Annual Report on Form 10-K for the year ended Dec. 31, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS
123), in October 1995 which encourages, but does not require, a fair value method of accounting for employee stock-based transactions. PPG has decided to adopt only the disclosure provisions of SFAS 123 and, accordingly, there is no impact on the Company's financial position, results of operations or cash flows as a result of SFAS 123.

Environmental Matters

It is PPG's policy to accrue expenses for environmental contingencies when it is probable that a liability exists and the amount of loss can be reasonably estimated. As of Sept. 30, 1996 and Dec. 31, 1995, PPG had reserves for environmental contingencies totaling $95 million and $100 million, respectively. Charges against income for environmental remediation costs for the nine months ended Sept. 30, 1996 and 1995 were $22 million and $35 million, respectively. Related cash outlays aggregated $27 million and $32 million for the nine months ended Sept. 30, 1996 and 1995, respectively.

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

Foreign Currency and Interest Rate Risk

As a multinational company, PPG manages its transaction exposure to foreign currency risk to minimize the volatility of cash flows caused by currency fluctuations. The Company manages its foreign currency transaction exposures principally through the purchase of forward and option contracts. It does not hedge its exposure to translation gains and losses; however, by borrowing in local currencies it reduces such exposure. The fair value of the forward and option contracts purchased and outstanding as of Sept. 30, 1996 and Dec. 31, 1995, was not material.

The Company manages its interest rate risk in order to balance its exposure between fixed and variable rates while attempting to minimize its interest costs. PPG principally manages its interest rate risk by retiring and issuing debt from time to time. To a limited extent, PPG manages its interest rate risk through the purchase of interest rate swaps. As of Sept. 30, 1996 and Dec. 31, 1995, the notional principal amount and fair value of interest rate swaps held were not material.

The Company also uses commodity swap contracts to reduce its exposure to fluctuations in prices for natural gas. The fair value of such swap contracts purchased and outstanding as of Sept. 30, 1996 and Dec. 31, 1995, was not material.

PPG's policies do not permit active trading of, or speculation in, derivative instruments.

			Part II.  OTHER INFORMATION


Item 1.   Legal Proceedings

The Company has voluntarily entered into an agreement with the EPA to participate in the EPA's Toxic Substances Control Act Section 8(e) Compliance Audit Program (the "Program"). Under the Program the Company conducted a self-audit. On October 28, 1992, the Company submitted the first of two final reports pursuant to the first of two phases of the Program as it then existed. In May 1996, the EPA eliminated the second phase of the Program. A Consent Agreement and Consent Order (CA/CO) settling the first phase was signed by the Company in September 1996. Under the settlement, the Company will pay $522,000 within thirty days of its receipt of the executed CA/CO from the EPA. Payment of this previously accrued amount is expected to occur in the fourth quarter of 1996, closing this matter.


Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

	  (3)(ii)  The Bylaws of PPG Industries, Inc. as amended through
		   October 17, 1996

	  (11)     Computation of Earnings Per Share

	  (27)     Financial Data Schedule

     (b)  Reports on Form 8-K

	  A Form 8-K was filed on July 23, 1996 and was so reported in our Form 10-Q for the quarter ended June 30, 1996. The report indicated that on July 18, 1996 the Board of Directors approved the repurchase of ten million shares of the Company's outstanding common stock, par value $1.66 2/3 per share. The shares may be repurchased in open market or private transactions and a timetable was not established for the repurchase.

				 SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





						  PPG INDUSTRIES, INC.
						      (Registrant)





Date:    November 6, 1996                       /s/ W. H. Hernandez
						    W. H. Hernandez
					     Senior Vice President, Finance
					      (Principal Financial and
					       Accounting Officer and
					       Duly Authorized Officer)

		   PPG INDUSTRIES, INC. AND SUBSIDIARIES

			     INDEX TO EXHIBITS



Exhibit
  No.              Description


  (3)(ii)   The Bylaws of PPG Industries, Inc.

  (11)      Computation of Earnings Per Share

  (27)      Financial Data Schedule