Form 10-K405
period 1996-12-31
PPG INDUSTRIES INC
filed 1997-02-20
CIK 79879

                                                                    [Conformed]
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  -----------
                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996       Commission File Number 1-1687
                             PPG INDUSTRIES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             Pennsylvania                          25-0730780
    (STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)             IDENTIFICATION NO.)

      One PPG Place, Pittsburgh,                      15272
             Pennsylvania                          (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

    Registrant's telephone number,                412-434-3131
         including area code:

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                         NAME OF EACH EXCHANGE ON
            TITLE OF EACH CLASS              WHICH REGISTERED
            -------------------          ------------------------
     Common Stock--Par Value $1.66 2/3  New York Stock Exchange
                                        Pacific Stock Exchange
                                        Philadelphia Stock Exchange
     Preferred Share Purchase Rights    New York Stock Exchange
                                        Pacific Stock Exchange
                                        Philadelphia Stock Exchange

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                     ---    ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of January 31, 1997, 182,268,407 shares of the Registrant's common stock, with a par value of $1.66 2/3 per share, were outstanding. As of that date, the aggregate market value of common stock held by non-affiliates was $9,697 million.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                             INCORPORATED BY
                        DOCUMENT                          REFERENCE IN PART NO.
                        --------                          ---------------------
Portions of PPG Industries, Inc. Annual Report to
 Shareholders
 for the year ended December 31, 1996...................      I, II and IV
Portions of PPG Industries, Inc. Proxy Statement for its
 1997
 Annual Meeting of Shareholders.........................           III

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             PPG INDUSTRIES, INC.
                         AND CONSOLIDATED SUBSIDIARIES
                                ---------------

As used in this report, the terms "PPG," "Company," and "Registrant" mean PPG Industries, Inc. and its subsidiaries, taken as a whole, unless the context indicates otherwise.
                                ---------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
 PART I
  Item 1.   Business.....................................................     1
  Item 2.   Properties...................................................     3
  Item 3.   Legal Proceedings............................................     3
  Item 4.   Submission of Matters to a Vote of Security Holders..........     3

            Executive Officers of the Registrant.........................     4
 PART II
  Item 5.   Market for the Registrant's Common Equity and Related
            Stockholder Matters..........................................     5
  Item 6.   Selected Financial Data......................................     5
  Item 7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations..........................     5
  Item 8.   Financial Statements and Supplementary Data..................     5
  Item 9.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure..........................     5
 PART III
  Item 10.  Directors and Executive Officers of the Registrant...........     6
  Item 11.  Executive Compensation.......................................     6
  Item 12.  Security Ownership of Certain Beneficial Owners and
            Management...................................................     6
  Item 13.  Certain Relationships and Related Transactions...............     6

 PART IV
  Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
            8-K..........................................................     7

 Signatures .............................................................     8

                      NOTE ON INCORPORATION BY REFERENCE

Throughout this report, various information and data are incorporated by reference to the Company's 1996 Annual Report to Shareholders (hereinafter referred to as "the Annual Report to Shareholders"). Any reference in this report to disclosures in the Annual Report to Shareholders shall constitute incorporation by reference only of that specific information and data into this Form 10-K.

                                    PART I

ITEM 1. BUSINESS

PPG Industries, Inc., incorporated in Pennsylvania in 1883, is comprised of three basic business segments: coatings and resins, glass and chemicals. Within these business segments, PPG has followed a program of directing its resources of people, capital and technology in selected areas where it enjoys positions of leadership. Areas in which resources have been focused are automotive original, refinish, industrial and architectural coatings; flat glass, automotive original and replacement glass, aircraft transparencies, continuous-strand fiber glass; and chlor-alkali and specialty chemicals. Each of the business segments in which PPG is engaged is highly competitive. However, the diversification of product lines and worldwide markets served tend to minimize the impact on total sales and earnings of changes in demand for a particular product line or in a particular geographic area. Reference is made to "Business Segment Information" on pages 26 and 27 of the Annual Report to Shareholders, which is incorporated herein by reference, for financial information relating to business segments.

COATINGS AND RESINS

PPG is a major manufacturer of protective and decorative coatings. The coatings industry is highly competitive and consists of a few large firms with global presence and many smaller firms serving local or regional markets. PPG competes in its primary markets with the world's largest coatings companies, most of which have operations in North America and Europe. Product development, innovation, quality and customer service have been stressed by PPG and have been significant factors in developing an important supplier position.

The coatings business involves the supply of protective and decorative finishes for automotive original equipment, appliances, industrial equipment and packaging; factory-finished aluminum extrusions and coils for architectural uses; and other industrial and consumer products. In addition to supplying finishes to the automotive original-equipment market, PPG supplies automotive refinishes to the aftermarket, which are primarily sold through distributors. In the automotive original and industrial portions of the coatings business, PPG sells directly to a variety of manufacturing companies. Product performance, technology, quality and customer service are major competitive factors. The automotive original and industrial coatings are formulated specifically for the customer's needs and application methods. PPG also manufactures adhesives and sealants for the automotive industry and metal pretreatments for automotive and industrial applications.

The architectural finishes business consists primarily of coatings used by painting and maintenance contractors and by consumers for decoration and maintenance. PPG's products are sold through independent distributors, paint dealers, mass merchandisers and home centers. Price, quality and service are key competitive factors in the architectural finishes market.

Coatings and resins' principal production facilities are concentrated in North America and Europe. North American production facilities consist of 15 plants in the United States, one in Canada and two in Mexico. The three largest facilities are the Cleveland, Ohio, plant, which primarily produces automotive original coatings; the Oak Creek, Wis., plant, which produces automotive original and other industrial coatings, and the Delaware, Ohio, plant, which primarily produces automotive refinishes and certain industrial coatings. Outside North America, PPG operates three plants in Spain, two plants in Germany and Italy, and one plant each in China, England, France and Portugal. These plants produce a variety of automotive and industrial coatings. PPG owns equity interests in operations in Argentina, Brazil, Hong Kong, South Korea and Taiwan. Additionally, coatings and resins operates 10 service centers in the United States, two each in Canada and Mexico, and one in Argentina to provide just-in-time delivery and service to selected automotive assembly plants. Nineteen training centers in the United States, six in Europe, five in Asia and one in Canada are in operation. These centers provide training for automotive aftermarket refinish customers. Also, four automotive original coatings application centers that provide testing facilities for customer paint processes and new products are in operation. The average number of persons employed by the coatings and resins segment during 1996 was 9,900.

GLASS

PPG is one of the major producers of flat glass, fabricated glass and continuous-strand fiber glass in the world. PPG's major markets are automotive original equipment, automotive replacement, residential and commercial construction, aircraft transparencies, the furniture, marine and electronics industries, and other markets. Most glass products are sold directly to manufacturing and construction companies, although in some instances products are sold directly to independent distributors and through PPG distribution outlets. Fiber glass products are sold directly to manufacturing companies and independent distributors. PPG manufactures flat glass by the float process and fiber glass by the continuous-filament process.

The bases for competition are price, quality, technology, cost and customer service. The Company competes with six other major producers of flat glass, six other major producers of fabricated glass and two other major producers of fiber glass throughout the world.

PPG's principal glass production facilities are concentrated in North America and Europe. Fifteen plants operate in the United States, of which six produce flat glass, five produce automotive glass, three produce fiber glass products and one produces aircraft transparencies. There are three plants in Canada, two of which produce automotive glass and one produces flat glass. Four plants operate in Italy; one manufactures automotive and flat glass, one produces automotive glass, one produces flat glass and another produces aircraft transparencies. Three plants are located in France; one plant manufactures automotive and flat glass and two plants produce automotive glass. One plant in England and one plant in the Netherlands produce fiber glass. PPG owns equity interests in operations in Canada, France, Mexico, the Netherlands, the People's Republic of China, Taiwan, the United States and Venezuela and a majority interest in a glass distribution company in Japan. Additionally, three satellite operations provide limited manufacturing and just-in-time service to selected automotive customer locations. The average number of persons employed by the glass segment during 1996 was 15,900.

CHEMICALS

PPG is a major producer of chlor-alkali and specialty chemicals. The primary chlor-alkali products are chlorine, caustic soda, vinyl chloride monomer, chlorinated solvents and chlorinated benzenes. Most of these products are sold directly to manufacturing companies in the chemical processing, rubber and plastics, paper, minerals and metals, and water treatment industries. The primary specialty chemical products are Transitions(registered trademark) lenses; optical monomers; precipitated silicas for the tire, shoe and battery separator businesses; surfactants for food emulsification, sugar processing and personal care products; and phosgene derivatives for the pharmaceutical, agricultural and fuel additives businesses.

PPG competes with six other major producers of chlor-alkali products. Price, product availability, product quality and customer service are the key competitive factors. In the specialty chemicals area, PPG's market share varies greatly by business; product quality and performance and technical service are the most critical competitive factors.

Chemicals' principal production facilities are concentrated in North America with nine plants in the United States and one plant in Canada. The two largest facilities, located in Lake Charles, La., and Natrium, W. Va., primarily produce chlor-alkali products. An additional North American plant is expected to begin producing silica-based compounds in Mexico in March 1997. Outside North America, PPG operates two plants each in Taiwan and the People's Republic of China, and one each in Australia, France, Ireland and the Netherlands. PPG owns equity interests in operations in Japan, Thailand and the United States. The average number of persons employed by the chemicals segment during 1996 was 4,600.

RAW MATERIALS

The effective management of raw materials is important to PPG's continued success. The Company's most significant raw materials are sand, soda ash, energy, polyvinyl butyral and boron-containing minerals in the glass segment; titanium dioxide and epoxy resins in the coatings and resins segment; and energy and ethylene in the chemicals segment. Most of the raw materials used in production are purchased from outside sources, and the Company has made, and will continue to make, supply arrangements to meet the planned operating requirements for the future. For the significant raw material requirements identified above, and other material, there is more than one source of supply.

RESEARCH AND DEVELOPMENT

Research and development costs, including depreciation of research facilities, during 1996, 1995 and 1994 were $255 million, $252 million and $233 million, respectively. Research and development facilities are maintained for each business segment and each of the facilities conducts research and development involving new and improved products and processes. PPG owns and operates nine research and development facilities in the United States, Europe and Japan. Additional process and product research and development work is also undertaken at many of the Company's manufacturing plants.

PATENTS

PPG considers patent protection to be important from an overall standpoint. The Company's business segments are not materially dependent upon any single patent or group of related patents. PPG received $25 million, $27 million and $25 million from royalties and the sale of technical know-how during the years 1996, 1995 and 1994, respectively.

BACKLOG

In general, PPG does not manufacture its products against a backlog of orders. Production and inventory levels are geared primarily to projections of future demand and the level of incoming orders.

NON-U.S. OPERATIONS

Although PPG has a significant investment in non-U.S. operations, based upon the extent and location of investments, management believes that the risk associated with its international operations is not significantly greater than domestic operations.

EMPLOYEES

The average number of persons employed worldwide by PPG during 1996 was 31,300.

ENVIRONMENTAL MATTERS

Like other companies, PPG is subject to the existing and evolving standards relating to the protection of the environment. Capital expenditures for environmental control projects were $18 million, $25 million and $19 million in 1996, 1995 and 1994, respectively. It is expected that expenditures for such projects in 1997 will approximate $40 million with similar amounts of annual expenditures expected in the near future. Although future capital expenditures are difficult to estimate accurately because of constantly changing regulatory standards and policies, it can be anticipated that environmental control standards will become increasingly stringent and costly.

PPG is negotiating with various government agencies concerning 74 National Priority List ("NPL") and various other cleanup sites. While PPG is not generally a major contributor of wastes to these sites, each potentially responsible party or contributor may face governmental agency assertions of joint and several liability. Generally, however, a final allocation of costs is made based on relative contributions of wastes to the site. There is a wide range of cost estimates for cleanup of these sites, due largely to uncertainties as to the nature and extent of their condition and the methods that may have to be employed for their remediation. Additionally, remediation projects have been or may be undertaken at certain of the Company's current and former plant sites. The Company has established reserves for those sites where it is probable a liability exists and the amount can be reasonably estimated. As of Dec. 31, 1996 and 1995, PPG had reserves for environmental contingencies totaling $91 million and $100 million, respectively. Pretax charges against income for environmental remediation costs totaled $27 million in 1996, $49 million in 1995 and $36 million in 1994.

The Company's experience to date regarding environmental matters leads PPG to believe that it will have continuing expenditures for compliance with provisions regulating the protection of the environment and for present and future remediation efforts at waste and plant sites. However, management anticipates that such expenditures, which will occur over an extended period of time, will not result in future annual charges against income that are significantly greater than those recorded in recent years. It is possible, however, that technological, regulatory and enforcement developments, the results of environmental studies and other factors could alter this expectation. In management's opinion, the Company operates in an environmentally sound manner, is well positioned, relative to environmental matters, within the industries in which it operates, and the outcome of these environmental matters will not have a material adverse effect on PPG's financial position or liquidity. See Commitments and Contingent Liabilities, including Environmental Matters in Management's Discussion and Analysis for additional information related to environmental matters.

ITEM 2. PROPERTIES

See "Item 1. Business" for information on PPG's production and fabrication facilities.

Generally, the Company's plants are suitable and adequate for the purposes for which they are intended, and overall have sufficient capacity to conduct business in the upcoming year.

ITEM 3. LEGAL PROCEEDINGS

Securities and Exchange Commission regulations require the disclosure of any environmental legal proceeding in which a governmental authority is a party and which may reasonably be expected to involve monetary sanctions in excess of $100,000. In this regard, the Company voluntarily entered into an agreement with the U.S. Environmental Protection Agency ("EPA") to participate in the EPA's Toxic Substances Control Act Section 8(e) Compliance Audit Program (the "Program"). Under the Program, the Company conducted a self-audit. On Oct. 28, 1992, the Company submitted the first of two final reports pursuant to the first of two phases of the Program as it then existed. In May 1996, the EPA eliminated the second phase of the Program. A Consent Agreement and Consent Order settling the first phase was signed by the Company in September 1996. In December 1996, the Company paid the EPA $522,000 in final settlement of this matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

           NAME           AGE                                   TITLE
           ----           ---                                   -----
Jerry E. Dempsey (a)      64  Chairman of the Board and Chief Executive Officer since September 1993
Raymond W. LeBoeuf (b)    50  President and Chief Operating Officer since December 1995
Frank A. Archinaco (c)    53  Senior Vice President, Glass since December 1995
Russell L. Crane (d)      56  Senior Vice President, Human Resources and Administration since April 1994
William H. Hernandez (e)  48  Senior Vice President, Finance since January 1995
E. Kears Pollock (f)      56  Senior Vice President, Coatings and Resins since December 1995
Guy A. Zoghby (g)         62  Senior Vice President and General Counsel since April 1994

(a) Mr. Dempsey was Senior Vice President of WMX Technologies, Inc., and Chairman of Chemical Waste Management, Inc., prior to his present position.
(b) Mr. LeBoeuf was Executive Vice President, Group Vice President, Coatings and Resins and Vice President, Finance prior to his present position.
(c) Mr. Archinaco was Vice President, Glass and Vice President, Automotive and Aircraft Products prior to his present position.
(d) Mr. Crane was Vice President, Human Resources prior to his present position.
(e) Mr. Hernandez was Vice President, Finance, Vice President and Controller and Controller prior to his present position.
(f) Mr. Pollock was Vice President, Coatings and Resins and Vice President, Automotive Products prior to his present position.
(g) Mr. Zoghby was Vice President and General Counsel prior to his present position.

The executive officers of the Company are elected annually in April by the Board of Directors.

                                    PART II

Information with respect to the following Items can be found on the indicated pages of the Annual Report to Shareholders and is incorporated herein by reference.

                                                                         PAGE(S)
                                                                         -------
ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
 STOCKHOLDER MATTERS

Stock Exchange Listings................................................      40
Quarterly Stock Information............................................      40

ITEM 6. SELECTED FINANCIAL DATA

The information required by Item 6 is reported in the Eleven-Year
Digest under the captions net sales, income before accounting changes, cumulative effect of accounting changes, net income, earnings per share before accounting changes, cumulative effect of accounting changes on earnings per share, earnings per share, dividends per share, total
assets and long-term debt for the years 1992 through 1996..............      39

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
 RESULTS OF OPERATIONS

Management's Discussion and Analysis...................................   21-25

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors' Report...........................................      17
Financial Statements:
 Statement of Income for the years ended
  December 31, 1996, 1995 and 1994.....................................      18
 Balance Sheet, December 31, 1996 and 1995.............................      19
 Statement of Cash Flows for the years ended
  December 31, 1996, 1995 and 1994.....................................      20
 Notes to the Financial Statements.....................................   28-37

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 regarding Directors is contained under the caption "Election of Directors" in the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders (the "Proxy Statement") which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, which information under such caption is incorporated herein by reference.

The information required by Item 10 regarding Executive Officers is set forth in Part I of this report under the caption "Executive Officers of the Registrant."

The information required by Item 405 of Regulation S-K is included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement which information under such caption is incorporated herein by reference.

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

  Financial Statement Schedules for years ended December 31, 1996, 1995 and
  1994:

    The following should be read in conjunction with the previously referenced financial statements.

                                                                            PAGE
                                                                            ----
   Independent Auditors' Report...........................................    9
   Schedule II--Valuation and Qualifying Accounts.........................   10

    All other schedules are omitted because they are not applicable.

(b) No reports were filed on Form 8-K during the last quarter of the period covered by this report.

(c)Exhibits:

       3 The Restated Articles of Incorporation as amended, were filed as
         Exhibit 3 to the Registrant's Form 10-Q for the quarter ended March 31, 1995, which exhibit is incorporated herein by reference. The bylaws as amended, were filed as Exhibit 3(ii) to the Registrant's Form 10-Q for the quarter ended September 30, 1996, which exhibit is incorporated herein by reference.

       4 The Shareholders' Rights Plan was filed as Exhibit 4 on the
         Registrant's Form 8-K, dated May 12, 1988, which exhibit is incorporated herein by reference.

      10 The Nonqualified Retirement Plan as amended, was filed as Exhibit 10 to the Registrant's Form 10-Q for the quarter ended March 31, 1996. The Incentive Compensation and Deferred Income Plan for Key Employees as amended, was filed as Exhibit 10.4 to the Registrant's Form 10-K for the year ended December 31, 1995. The Supplemental Executive Retirement Plan II as amended, and the Change in Control Employment Agreement were filed as Exhibits 10.2 and 10.5, respectively, to the Registrant's Form 10-Q for the quarter ended September 30, 1995. The 1984 Stock Option Plan was filed as Exhibit 10 to the Registrant's Form 10-Q for the quarter ended March 31, 1992. All such exhibits are incorporated by reference.

   *10.1 Deferred Compensation Plan for Directors as amended through November
         1, 1996.

   *10.2 Directors' Common Stock Plan as amended through November 1, 1996.

   *10.3 Deferred Compensation Plan as amended through November 1, 1996.

      11 Computation of Earnings Per Share for the Five Years Ended December
         31, 1996.

      13 Company's 1996 Annual Report to Shareholders. (Except for the pages and information therein expressly incorporated by reference in this Form 10-K, the Annual Report to Shareholders is provided solely for the information of the Commission and is not to be deemed "filed" as part of the Form 10-K.)

      21 Subsidiaries of the Registrant.

      23 Consent of Independent Auditors.

      24 Powers of Attorney.

      27 Financial Data Schedule.

* Items referred to in Exhibit 10 and incorporated by reference and Exhibits 10.1, 10.2 and 10.3 are either management contracts, compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 14(c) of Form 10-K.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on February 20, 1997.

                              PPG INDUSTRIES, INC.
                                 (Registrant)
                              By /s/ W. H. Hernandez
                                ...............................................
                                 W. H. Hernandez, Senior Vice President,
                                 Finance

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated, on February 20, 1997.

      SIGNATURE                           CAPACITY

/s/ J. E. Dempsey               Director, Chairman of the Board and Chief
 .....................            Executive Officer
    J. E. Dempsey

/s/ W. H. Hernandez             Senior Vice President, Finance (Principal
 .....................            Financial and Accounting Officer)
   W. H. Hernandez

    E. B. Davis, Jr.
                                Director

    M. J. Hooper
                                Director

    A. J. Krowe
                                Director


    R. W. LeBoeuf
                                Director


                                          By /s/ W. H. Hernandez
    S. C. Mason                             ...................................
                                Director     W. H. Hernandez, Attorney-in-Fact

    H. A. McInnes
                                Director

    R. Mehrabian
                                Director

    V. A. Sarni
                                Director

    T. J. Usher
                                Director

    D. G. Vice
                                Director

    D. R. Whitwam
                                Director

            INDEPENDENT AUDITORS' REPORT

            To the Board of Directors and Shareholders of PPG
            Industries, Inc.:

            We have audited the balance sheet of PPG Industries, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related statements of income and cash flows for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated January 16, 1997; such financial statements and report are included in your 1996 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included financial statement schedule II, Valuation and Qualifying Accounts, of PPG Industries, Inc. and subsidiaries for the years ended December 31, 1996, 1995 and 1994. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

            DELOITTE & TOUCHE LLP

            Pittsburgh, Pennsylvania
            January 16, 1997

PPG INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
 FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                          BALANCE AT CHARGED TO
                          BEGINNING  COSTS AND                  BALANCE AT
      DESCRIPTION          OF YEAR    EXPENSES  DEDUCTIONS(/1/) END OF YEAR
                          ---------- ---------- --------------- -----------
                                             (MILLIONS)
1996
 Deducted from assets to
  which they apply:
   Allowance for doubtful
    accounts ____________   $28.2      $12.9         $15.5         $25.6
                            =====      =====         =====         =====
1995
 Deducted from assets to
  which they apply:
   Allowance for doubtful
    accounts ____________   $26.5      $ 8.1         $ 6.4         $28.2
                            =====      =====         =====         =====
1994
 Deducted from assets to
  which they apply:
   Allowance for doubtful
    accounts ____________   $25.6      $12.6         $11.7         $26.5
                            =====      =====         =====         =====

                             ---------------------

(/1/) Notes and accounts receivable written off as uncollectible, net of recoveries, changes attributable to foreign currency translation, and activity related to businesses sold.

                   PPG INDUSTRIES, INC.PPG INDUSTRIES, INC.
                         AND CONSOLIDATED SUBSIDIARIES
                         -----------------------------

                               INDEX TO EXHIBITS

Exhibit                                Incorporated by Reference
-------                                -------------------------

3   The Restated Articles        Exhibit 3      - Form 10-Q for the quarter
    of Incorporation.                             ended March 31, 1995.

3   The Bylaws, as amended.     Exhibit 3(ii)   - Form 10-Q for the quarter
                                                  ended September 30, 1996.

4   The Shareholders' Rights    Exhibit 4       - Form 8-K, dated May 12, 1988.
    Plan.

10  The Nonqualified Retire-    Exhibit 10      - Form 10-Q for the quarter
    ment Plan.                                    ended March 31, 1996.

10  The Incentive Compen-       Exhibit 10.4    - Form 10-K for the year ended
    sation and Deferred                           December 31, 1995.
    Income Plan For Key
    Employees, as amended.

10  The Supplemental            Exhibit 10.2    - Form 10-Q for the quarter
    Executive Retirement                          ended September 30, 1995.
    Plan II.

10  Change in Control           Exhibit 10.5    - Form 10-Q for the quarter
    Employment Agreement.                         ended September 30, 1995.

10  1984 Stock Option Plan.     Exhibit 10      - Form 10-Q for the quarter
                                                  ended March 31, 1992.

Exhibit                        Description
-------                        -----------

10.1     Deferred Compensation Plan for Directors as amended through
         November 1, 1996.

10.2     Directors' Common Stock Plan as amended through November 1, 1996.

10.3     Deferred Compensation Plan as amended through November 1, 1996.

11       Computation of Earnings Per Share for the Five Years Ended
         December 31, 1996.

13       Company's 1996 Annual Report to Shareholders.

21       Subsidiaries of the Registrant.

23       Consent of Independent Auditors.

24       Powers of Attorney.

27       Financial Data Schedule.