Form 10-Q
period 1997-03-31
PPG INDUSTRIES INC
filed 1997-05-06
CIK 79879

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended    March 31, 1997           Commission File Number  1-1687
                     --------------                                 ----------


                              PPG INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)



                Pennsylvania                               25-0730780
(State or other jurisdiction of incorporation           (I.R.S. Employer
                or organization)                       Identification No.)


One PPG Place, Pittsburgh, Pennsylvania                      15272
(Address of principal executive offices)                   (Zip Code)

                                 (412) 434-3131
              (Registrant's telephone number, including area code)



As of April 30, 1997, 180,271,393 shares of the Registrant's common stock, par value $1.66-2/3 per share, were outstanding.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  X                 No
                            -----                  -----

                     PPG INDUSTRIES, INC. AND SUBSIDIARIES



                                     INDEX



                                                                         PAGE(S)
Part I.   Financial Information

  Item 1.   Financial Statements:

     Condensed Statement of Income......................................    2

     Condensed Balance Sheet............................................    3

     Condensed Statement of Cash Flows..................................    4

     Notes to Condensed Financial Statements............................  5-7

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.......................... 8-11


Part II.   Other Information

  Item 4.   Submission of Matters to a Vote of Security Holders.........   12


  Item 6.   Exhibits and Reports on Form 8-K............................   13


Signature...............................................................   14


                        PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements
------------------------------

                     PPG INDUSTRIES, INC. AND SUBSIDIARIES

                   Condensed Statement of Income (Unaudited)
                   -----------------------------------------
                      (Millions, except per share amounts)




                                          Three Months Ended March 31
                                          ---------------------------
                                              1997           1996
                                          -------------  ------------

Net sales...............................       $1,776.6      $1,748.8
Cost of sales...........................        1,086.8       1,067.2
                                               --------      --------
        Gross profit....................          689.8         681.6
                                               --------      --------

Other expenses:
        Selling, general and                      247.7         238.9
         administrative.................
        Depreciation....................           84.7          83.2
        Research and development........           58.0          58.6
        Interest........................           25.0          22.0
        Other charges...................           20.5          16.8
                                               --------      --------
          Total other expenses..........          435.9         419.5
                                               --------      --------

Other earnings..........................           24.7          25.6
                                               --------      --------

Income before income taxes and
 minority interest......................          278.6         287.7

Income taxes............................          105.9         109.3

Minority interest.......................            6.7           6.1
                                               --------      --------

Net income..............................       $  166.0      $  172.3
                                               ========      ========

Earnings per share......................       $   0.91      $   0.90
                                               ========      ========

Dividends per share.....................       $   0.33      $   0.30
                                               ========      ========

Average shares outstanding..............          182.3         192.4
                                               ========      ========

The accompanying notes to the condensed financial statements are an integral part of this statement.

                     PPG INDUSTRIES, INC. AND SUBSIDIARIES

                      Condensed Balance Sheet (Unaudited)
                      -----------------------------------

                                                    March 31      Dec. 31
                                                      1997         1996
                                                  -----------  -----------
                                                         (Millions)
Assets
------
Current Assets:
   Cash and cash equivalents..................... $    109.5   $     69.6
   Receivables-net...............................    1,344.8      1,225.6
   Inventories (Note 2)..........................      819.6        796.5
   Other.........................................      193.4        204.7
                                                  ----------   ----------
     Total current assets........................    2,467.3      2,296.4

   Property (less accumulated depreciation of
      $3,772.8 million and $3,774.7 million).....    2,871.4      2,913.5

   Investments...................................      229.8        254.4
   Other assets..................................      984.7        977.1
                                                  ----------   ----------
     Total....................................... $  6,553.2   $  6,441.4
                                                  ==========   ==========

Liabilities and Shareholders' Equity
----------------------------------------
Current liabilities:
   Short-term borrowings and current
      portion of long-term debt.................  $    590.2   $    648.3
   Accounts payable and accrued liabilities.....     1,055.4      1,105.5
   Income taxes.................................        81.2         15.1
                                                  ----------   ----------
     Total current liabilities..................     1,726.8      1,768.9

Long-term debt (Note 6).........................     1,008.3        833.9
Deferred income taxes...........................       411.4        419.1
Accumulated provisions..........................       352.7        339.5
Other postretirement benefits...................       523.9        521.2
                                                  ----------   ----------
          Total liabilities.....................     4,023.1      3,882.6
                                                  ----------   ----------

Commitments and contingent liabilities (Note 5).
Minority interest...............................        77.3         76.2
                                                  ----------   ----------

Shareholders' equity:
   Common stock.................................       484.3        484.3
   Additional paid-in capital...................        97.6         96.6
   Retained earnings............................     4,866.4      4,759.8
   Treasury stock...............................    (2,758.1)    (2,667.2)
   Unearned compensation........................      (159.5)      (171.3)
   Minimum pension liability adjustment.........       (10.2)        (9.9)
   Currency translation adjustment..............       (67.7)        (9.7)
                                                  ----------   ----------
     Total shareholders' equity.................     2,452.8      2,482.6
                                                  ----------   ----------

     Total......................................  $  6,553.2   $  6,441.4
                                                  ==========   ==========

The accompanying notes to the condensed financial statements are an integral part of this statement.

                     PPG INDUSTRIES, INC. AND SUBSIDIARIES

                 Condensed Statement of Cash Flows (Unaudited)
                 ---------------------------------------------

                                                                   Three Months Ended March 31
                                                                   -----------------------------
                                                                        1997            1996
                                                                    -----------      ----------
                                                                             (Millions)

Cash from operating activities...................................      $  163.3      $  139.7
                                                                       --------      --------
Investing activities:
   Capital spending..............................................        (103.2)       (116.6)
   Reduction of investments......................................           2.7          10.4
   Other.........................................................           1.7            .3
                                                                       --------      --------
     Cash used for investing activities..........................         (98.8)       (105.9)
                                                                       --------      --------

Financing activities:
   Net change in borrowings with
     maturities of three months or less..........................         (62.5)         283.2
   Proceeds from other short-term debt...........................          26.3           17.1
   Repayment of other short-term debt............................         (22.6)         (14.1)
   Proceeds from long-term debt..................................         202.6            2.7
   Repayment of long-term debt...................................         (24.3)         (95.2)
   Repayment of loans by employee stock
     ownership plan..............................................          11.8            5.6
   Purchase of treasury stock, net...............................         (93.8)        (191.4)
   Dividends paid................................................         (60.2)         (57.8)
                                                                       --------       --------
     Cash used for financing activities..........................         (22.7)         (49.9)
                                                                       --------       --------

Effect of currency exchange rate changes
  on cash and cash equivalents...................................          (1.9)           (.5)
                                                                       --------       --------

Net increase (decrease) in cash and  cash equivalents............          39.9          (16.6)

Cash and cash equivalents, beginning of period...................          69.6          105.6
                                                                       --------       --------

Cash and cash equivalents, end of period.........................      $  109.5       $   89.0
                                                                       ========       ========


The accompanying notes to the condensed financial statements are an integral part of this statement.

                     PPG INDUSTRIES, INC. AND SUBSIDIARIES

              Notes to Condensed Financial Statements (Unaudited)
              ---------------------------------------------------


1.  Financial Statements
    --------------------

     The condensed financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position of PPG Industries, Inc. and subsidiaries (the Company or PPG) at March 31, 1997, and the results of their operations and their cash flows for the three months ended March 31, 1997 and 1996. These condensed financial statements should be read in conjunction with the financial statements and notes thereto incorporated by reference in PPG's Annual Report on Form 10-K for the year ended December 31, 1996.

     The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.


2.    Inventories
      -----------

     Inventories at March 31, 1997 and December 31, 1996 are detailed below.


                                                      March 31  Dec. 31
                                                        1997     1996
                                                      --------  -------
                                                           (Millions)
     Finished products and work in process..........    $563.8   $547.3
     Raw materials..................................     135.8    133.9
     Supplies.......................................     120.0    115.3
                                                        ------   ------

        Total.......................................    $819.6   $796.5
                                                        ======   ======

     Most domestic and certain foreign inventories are valued using the last-in, first-out method. If the first-in, first-out method had been used, inventories would have been $198.2 million and $203.7 million higher at March 31, 1997 and December 31, 1996, respectively.


3.   Cash Flow Information
     ---------------------

     Cash payments for interest were $18.5 million and $20.6 million for the three months ended March 31, 1997 and 1996, respectively. Net cash payments for income taxes for the three months ended March 31, 1997 and 1996 were $46.3 million and $43.8 million, respectively.

4.   Business Segment Information
     ----------------------------

                                                               Three Months Ended March 31
                                                              -----------------------------
                                                                    1997           1996
                                                              --------------  -------------
                                                                         (Millions)
Net sales:
  Coatings and Resins.......................................      $  713         $  692
  Glass.....................................................         659            666
  Chemicals.................................................         405            391
                                                                  ------         ------

    Total...................................................      $1,777         $1,749
                                                                  ======        =======

Operating income:
  Coatings and Resins.......................................      $  124         $  115
  Glass.....................................................          89            103
  Chemicals.................................................          89             91
                                                                  ------         ------

    Total operating income..................................         302            309

Interest expense - net......................................         (23)           (20)

Other unallocated corporate expense - net...................          --             (1)
                                                                  ------         ------

Income before income taxes and minority interest............     $   279         $  288
                                                                 =======         ======



5.  Commitments and Contingent Liabilities
    --------------------------------------

     PPG is involved in a number of lawsuits and claims, both actual and potential, including some which it has asserted against others, in which substantial money damages are sought. PPG's lawsuits and claims against others include claims against insurers and other third parties with respect to actual and contingent losses related to environmental matters. Management believes that the outcome of all lawsuits and claims involving PPG, in the aggregate, will not have a material effect on PPG's consolidated financial position, results of operations or liquidity.

     It is PPG's policy to accrue expenses for environmental contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Reserves for environmental contingencies are exclusive of claims against third parties and are not discounted. As of March 31, 1997 and December 31, 1996, PPG had reserves for environmental contingencies totaling $91 million. Pre-tax charges against income for environmental remediation costs for the three months ended March 31, 1997 and 1996 were $7 million in each period. Cash outlays related to such charges aggregated $7 million and $9 million for the three months ended March 31, 1997 and 1996, respectively.

     Management anticipates that the resolution of the Company's environmental contingencies, which will occur over an extended period of time, will not result in future annual charges against income that are significantly greater than those recorded in recent years. It is possible, however, that technological, regulatory and enforcement developments, the results of environmental studies and other factors could alter this expectation. In management's opinion, the Company operates in an environmentally sound manner and the outcome of the Company's environmental contingencies will not have a material effect on PPG's financial position or liquidity.

     In addition to the amounts currently reserved, the Company may be subject to loss contingencies related to environmental matters estimated to be as much as $200 million to $400 million, which range is unchanged from December 31, 1996. Such unreserved losses are reasonably possible but are not currently considered to be probable of occurrence. The Company's environmental contingencies are expected to be resolved over an extended period of time. Although the unreserved exposure to future loss relates to all sites, a significant portion of such exposure involves three operating plant sites and one closed plant site. Initial remedial actions are occurring at these sites. Studies to determine the nature of the contamination are reaching completion and the need for additional remedial actions, if any, is presently being evaluated. The loss contingencies related to the remaining portion of such unreserved exposure include significant unresolved issues such as the nature and extent of contamination, if any, at sites and the methods that may have to be employed should remediation be required. With respect to certain waste sites, the financial condition of any other potentially responsible parties also contributes to the uncertainty of estimating PPG's final costs. Although contributors of waste to sites involving other potentially responsible parties may face governmental agency assertions of joint and several liability, in general, final allocations of costs are made based on the relative contributions of wastes to such sites. PPG is generally not a major contributor to such sites. The impact of evolving programs, such as natural resource damage claims, industrial site reuse initiatives and state voluntary remediation programs, also adds to the present uncertainties with regard to the ultimate resolution of this unreserved exposure to future loss. Although insurers and other third parties may cover a portion of these costs, to the extent they are incurred, any potential recovery is not included in this unreserved exposure to future loss.

     The Company's assessment of the potential impact of these environmental contingencies is subject to considerable uncertainty due to the complex, ongoing and evolving process of investigation and remediation, if necessary, of such environmental contingencies.


6.   Long-term Debt
     --------------

     On February 21, 1997, the Company issued $100 million of non-redeemable 6-1/4% notes due February 15, 2002 and $100 million of redeemable 6-7/8% notes due February 15, 2012.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations
         -------------

Performance Overview

During the first quarter of 1997, sales increased to $1.78 billion compared to $1.75 billion in the first quarter of 1996. Sales increased as a result of improved volumes in each of our business segments combined with the effect of several minor acquisitions in our coatings and resins segment. These improvements were partially offset by lower sales prices in our glass segment, particularly in Europe, lower sales prices for caustic soda products in our chemicals segment, and the unfavorable effects of foreign currency translation in both the coatings and resins and glass segments.

The gross profit percentage decreased slightly to 38.8% compared to 39.0% in the prior year's quarter. The benefits realized from improved manufacturing efficiencies within the glass and chemicals segments, slightly higher sales prices and lower raw material costs in our coatings and resins segment, and favorable sales mix changes in our three segments were more than offset by the negative effects of lower sales prices and inflation within the glass and chemicals segments.

Net income and earnings per share for the first quarter of 1997 were $166.0 million and $0.91, respectively, compared to net income and earnings per share of $172.3 million and $0.90, respectively, for the first quarter of 1996. The decrease in net income in the current quarter is attributable to the same factors that contributed to the gross profit percentage decrease described above, higher selling, general and administrative expenses as a result of our growth initiatives and increased advertising costs, increased interest costs due to higher outstanding indebtedness, and higher other charges. Partially offsetting these negative factors were higher overall sales volumes and lower income tax expense. Reduced average shares outstanding, due to repurchases of PPG's common stock by the Company, favorably impacted earnings per share in the current quarter.

Performance of Business Segments

Coatings and resins sales increased to $713 million in the first quarter of 1997 compared to $692 million in the same quarter of 1996. Sales increased due to the impact of volume gains for industrial coatings and automotive refinish products in both North America and Europe, improved volumes for automotive original coatings products in North America, improved sales prices for automotive refinish and industrial products in North America, and sales from several minor acquisitions. These improvements were partially mitigated by the unfavorable effects of foreign currency translation and lower volumes experienced in the North American architectural coatings business. Operating income increased to $124 million from $115 million when comparing the first quarter of 1997 and 1996. The improvement in operating income was due to the same factors that contributed to the sales increase and lower raw material costs, principally in Europe. Partially offsetting these positive factors were higher overhead costs due principally to growth initiatives in South America and Asia and the negative effects of inflation.

Glass sales decreased to $659 million in the first quarter of 1997 compared to $666 million in the first quarter of 1996. Volume increases for our North American automotive original glass and fiber glass products, worldwide flat glass products, and aircraft products were more than offset by lower selling prices for our European and North American fiber glass and flat glass products, the unfavorable effects of foreign currency translation, and lower North American automotive replacement glass volumes. Operating income decreased to

$89 million in the first quarter of 1997 compared to $103 million in the prior year's quarter. The decline in operating income was due to the same factors that contributed to the lower sales levels, unfavorable sales mix changes in our automotive original glass and fiber glass businesses, and the negative effects of inflation. Improved manufacturing efficiencies and slightly reduced overhead costs only partially offset these unfavorable factors.

Chemicals sales increased to $405 million in the first quarter of 1997 compared to $391 million in the first quarter of 1996 principally due to volume increases in the specialty chemicals business, particularly for Transitions optical lenses and silica products, volume gains for chlorine, caustic soda, and solvents, and higher selling prices for chlorine and vinyl chloride monomer. Lower selling prices for caustic soda partially offset these favorable factors. Operating income decreased slightly to $89 million in the current quarter versus $91 million in the comparable quarter of the prior year. The favorable effects of increased volumes in the specialty chemicals and chlor-alkali businesses and improved manufacturing efficiencies were more than offset by the decline in sales prices for caustic soda, the negative effects of inflation, particularly on ethylene and energy costs, and slightly higher environmental expenses. Increased advertising and selling expenses for Transitions optical lenses in the current quarter also impacted operating income.

Other Factors

The reduction in income tax expense in the current quarter is the result of lower pre-tax earnings as the effective income tax rate remained at 38% in each of the periods. Income taxes payable experienced an increase due to the timing of estimated tax payments.

The increase in long-term debt in the current quarter results from the issuance of $100 million of non-redeemable 6-1/4% notes due February 15, 2002 and $100 million of redeemable 6-7/8% notes due February 15, 2012. The proceeds from the issuance of the notes were used for general corporate purposes, including the repayment of commercial paper.

Accounting Standards

During the first quarter of 1997, the Company adopted the provisions of Statement of Position (SOP) No. 96-1, "Environmental Remediation Liabilities." The adoption of SOP No. 96-1 did not have a material impact on the Company's financial position or results of operations in the quarter. Further, the adoption of SOP No. 96-1 did not affect the Company's cash flow.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." The impact on the Company's reported earnings per share of adopting this new standard will not be material.

Commitments and Contingent Liabilities, including Environmental Matters

PPG is involved in a number of lawsuits and claims, both actual and potential, including some which it has asserted against others, in which substantial money damages are sought. PPG's lawsuits and claims against others include claims against insurers and other third parties with respect to actual and contingent losses related to environmental matters. Management believes that the outcome of all lawsuits and claims involving PPG, in the aggregate, will not have a material effect on PPG's consolidated financial position, results of operations or liquidity.

It is PPG's policy to accrue expenses for environmental contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Reserves for environmental contingencies are exclusive of claims against third parties and are not discounted. As of March 31, 1997 and December 31, 1996, PPG had reserves for environmental contingencies totaling $91 million. Pre-tax charges against income for environmental remediation costs for the three months ended March 31, 1997 and 1996 were $7 million in each period. Cash outlays related to such charges aggregated $7 million and $9 million for the three months ended March 31, 1997 and 1996, respectively.

Management anticipates that the resolution of the Company's environmental contingencies, which will occur over an extended period of time, will not result in future annual charges against income that are significantly greater than those recorded in recent years. It is possible, however, that technological, regulatory and enforcement developments, the results of environmental studies and other factors could alter this expectation. In management's opinion, the Company operates in an environmentally sound manner and the outcome of the Company's environmental contingencies will not have a material effect on PPG's financial position or liquidity.

In addition to the amounts currently reserved, the Company may be subject to loss contingencies related to environmental matters estimated to be as much as $200 million to $400 million, which range is unchanged from December 31, 1996. Such unreserved losses are reasonably possible but are not currently considered to be probable of occurrence. The Company's environmental contingencies are expected to be resolved over an extended period of time. Although the unreserved exposure to future loss relates to all sites, a significant portion of such exposure involves three operating plant sites and one closed plant site. Initial remedial actions are occurring at these sites. Studies to determine the nature of the contamination are reaching completion and the need for additional remedial actions, if any, is presently being evaluated. The loss contingencies related to the remaining portion of such unreserved exposure include significant unresolved issues such as the nature and extent of contamination, if any, at sites and the methods that may have to be employed should remediation be required. With respect to certain waste sites, the financial condition of any other potentially responsible parties also contributes to the uncertainty of estimating PPG's final costs. Although contributors of waste to sites involving other potentially responsible parties may face governmental agency assertions of joint and several liability, in general, final allocations of costs are made based on the relative contributions of wastes to such sites. PPG is generally not a major contributor to such sites. The impact of evolving programs, such as natural resource damage claims, industrial site reuse initiatives and state voluntary remediation programs, also adds to the present uncertainties with regard to the ultimate resolution of this unreserved exposure to future loss. Although insurers and other third parties may cover a portion of these costs, to the extent they are incurred, any potential recovery is not included in this unreserved exposure to future loss.

The Company's assessment of the potential impact of these environmental contingencies is subject to considerable uncertainty due to the complex, ongoing and evolving process of investigation and remediation, if necessary, of such environmental contingencies.

Foreign Currency, Interest Rate and Commodity Price Risk

As a multinational company, PPG manages its transaction exposure to foreign currency risk to minimize the volatility of cash flows caused by currency fluctuations. The Company manages it foreign currency transaction exposures principally through the purchase of forward and option contracts. It does not hedge its exposure to translation gains and losses; however, by borrowing in local currencies it reduces such exposure. The fair value of the forward and option contracts purchased and outstanding as of March 31, 1997 and December 31, 1996, was not material.

The Company manages its interest rate risk in order to balance its exposure between fixed and variable rates while attempting to minimize its interest costs. PPG principally manages its interest rate risk by retiring and issuing debt from time to time. To a limited extent, PPG manages its interest rate risk through the purchase of interest rate swaps. As of March 31, 1997 and December 31, 1996, the notional principal amount and fair value of interest rate swaps held were not material.

The Company also uses commodity swap contracts to reduce its exposure to fluctuations in prices for natural gas. The fair value of such swap contracts purchased and outstanding as of March 31, 1997 and December 31, 1996, was not material.

PPG's policies do not permit active trading of, or speculation in, derivative instruments.

                          PART II.   OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

At the Company's Annual Meeting of Shareholders held on April 17, 1997 (the "Annual Meeting"), the shareholders voted on the following matters with the results shown below.

1. On the matter of the election of four directors to serve for the terms indicated in the proxy statement relating to the Annual Meeting, the vote was as follows:

        Nominees                  Votes For    Votes Withheld
    -----------------           -----------    --------------
    Jerry E. Dempsey            142,110,351       2,172,566
    Steven C. Mason             142,152,236       2,130,681
    Thomas J. Usher             140,955,918       3,326,999
    David R. Whitwam            142,151,811       2,131,106

     There were no broker nonvotes with respect to this matter.

     Each of the nominees was therefore elected a director to serve for the terms indicated in the proxy statement relating to the Annual Meeting.


2. On the matter of the election of Deloitte & Touche LLP as auditors for the Company for the year 1997, the vote was as follows:

     For:  142,809,765       Against:  730,708       Abstain:  734,225

     Therefore, Deloitte & Touche LLP were elected auditors for the Company for 1997.


3. On the proposal to approve amendments to, and the restatement of, the PPG Industries, Inc. 1984 Stock Option Plan, the vote was as follows:

     For:  115,324,868        Against:  12,322,153    Abstain:  2,596,649

     There were 14,039,247 broker nonvotes with respect to this matter.

     Therefore, the amended and restated plan was approved.

Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------


     (a)  Exhibits

          (4.1) Indenture, dated as of August 1, 1982 (filed as Exhibit 4.1 to the Company's Form S-3, Number 2-78575, dated July 27, 1982, and incorporated herein by reference).

          (4.2) First Supplemental Indenture, dated as of April 1, 1986 (filed as Exhibit 4.2 to the Company's Form S-3, Number 33-03938, dated March 12, 1986, and incorporated herein by reference).

          (4.3) Second Supplemental Indenture, dated as of October 1, 1989 (filed as Exhibit 4.4 to the Company's Form 8-K dated November 8, 1995, and incorporated herein by reference).

          (4.4) Third Supplemental Indenture, dated as of November 1, 1995 (filed as Exhibit 4.5 to the Company's Form 8-K dated November 8, 1995, and incorporated herein by reference).

          (4.5)  Forms of Debt Securities (included in Exhibit 4.1).

          (10)   PPG Industries, Inc. Stock Plan.

          (11)   Computation of Earnings Per Share.

          (27)   Financial Data Schedule.


     (b)  Reports on Form 8-K

          (1) The Company filed a Form 8-K on February 18, 1997, dated January 16, 1997, whereby the Company's press release reporting fourth quarter 1996 earnings and a computation of the ratio of earnings to fixed charges were filed as exhibits.

                                   SIGNATURE
                                   ---------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           PPG INDUSTRIES, INC.
                                   ---------------------------------
                                             (Registrant)





Date:         May 6, 1997         By        /s/ W. H. Hernandez
                                    ---------------------------------
                                             W. H. Hernandez
                                      Senior Vice President, Finance
                                        (Principal Financial and
                                         Accounting Officer and
                                        Duly Authorized Officer)

                     PPG INDUSTRIES, INC. AND SUBSIDIARIES
                     -------------------------------------


                               INDEX TO EXHIBITS



Exhibit
   No.               Description
 -------     ---------------------------------

 (10)        PPG Industries, Inc. Stock Plan

 (11)        Computation of Earnings Per Share

 (27)        Financial Data Schedule