Form 10-Q
period 1997-06-30
PPG INDUSTRIES INC
filed 1997-08-06
CIK 79879

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended   June 30, 1997              Commission File Number  1-1687
                  ----------------                                    --------


                              PPG INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)


                Pennsylvania                                  25-0730780
      (State or other jurisdiction of                      (I.R.S. Employer
        incorporation or organization)                    Identification No.)


   One PPG Place, Pittsburgh, Pennsylvania                        15272
   (Address of principal executive offices)                    (Zip Code)

                                 (412) 434-3131
              (Registrant's telephone number, including area code)



As of July 31, 1997, 179,286,949 shares of the Registrant's common stock, par value $1.66-2/3 per share, were outstanding.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                     Yes   X                  No
                        ------                   -----

                     PPG INDUSTRIES, INC. AND SUBSIDIARIES



                                     INDEX



                                                                    PAGE(S)
Part I.   Financial Information

  Item 1.   Financial Statements:

     Condensed Statement of Income..............................          2

     Condensed Balance Sheet....................................          3

     Condensed Statement of Cash Flows..........................          4

     Notes to Condensed Financial Statements....................        5-7

  Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations................       8-12


Part II.   Other Information

  Item 6.   Exhibits and Reports on Form 8-K....................         13


Signature.......................................................         14

                        PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements
------------------------------

                     PPG INDUSTRIES, INC. AND SUBSIDIARIES

                   Condensed Statement of Income (Unaudited)
                   -----------------------------------------
                      (Millions, except per share amounts)

                                                       Three Months       Six Months
                                                       Ended June 30     Ended June 30
                                                      ----------------  ----------------
                                                       1997     1996     1997     1996
                                                      -------  -------  -------  -------
Net sales........................................      $1,944   $1,913   $3,721   $3,662
Cost of sales....................................       1,146    1,128    2,233    2,195
                                                       ------   ------   ------   ------
      Gross profit...............................         798      785    1,488    1,467
                                                       ------   ------   ------   ------

Other expenses:
      Selling, general and administrative........         275      252      522      491
      Depreciation...............................          88       84      173      167
      Research and development...................          61       58      119      117
      Interest...................................          26       25       51       47
      Other charges..............................          12       18       32       34
                                                       ------   ------   ------   ------
          Total other expenses...................         462      437      897      856
                                                       ------   ------   ------   ------
Other earnings...................................          26       31       50       56
                                                       ------   ------   ------   ------
Income before income taxes and
     minority interest...........................         362      379      641      667

Income taxes.....................................         138      144      244      253

Minority interest................................           6        6       13       13
                                                       ------   ------   ------   ------
Net income.......................................      $  218   $  229   $  384   $  401
                                                       ======   ======   ======   ======
Earnings per share...............................      $ 1.21   $ 1.20   $ 2.12   $ 2.10
                                                       ======   ======   ======   ======
Dividends per share..............................      $ 0.33   $ 0.32   $ 0.66   $ 0.62
                                                       ======   ======   ======   ======
Average shares outstanding.......................       180.1    188.6    181.1    190.5
                                                       ======   ======   ======   ======

The accompanying notes to the condensed financial statements are an integral part of this statement.

                     PPG INDUSTRIES, INC. AND SUBSIDIARIES

                      Condensed Balance Sheet (Unaudited)
                      -----------------------------------

                                                        June 30    Dec. 31
                                                          1997       1996
                                                       ---------  ---------
Assets                                                      (Millions)
------
Current assets:
       Cash and cash equivalents....................   $    105   $     70
       Receivables-net..............................      1,376      1,226
       Inventories (Note 2).........................        807        797
       Other........................................        192        203
                                                       --------   --------
          Total current assets......................      2,480      2,296

Property (less accumulated depreciation
 of $3,806 million and $3,775 million)..............      2,861      2,913
Investments.........................................        227        254
Other assets........................................        998        978
                                                       --------   --------
          Total.....................................   $  6,566   $  6,441
                                                       ========   ========

Liabilities and Shareholders' Equity
------------------------------------
Current liabilities:
       Short-term borrowings and current
          portion of long-term debt.................   $    598   $    648
       Accounts payable and accrued
        liabilities.................................      1,095      1,106
       Income taxes.................................         38         15
                                                       --------   --------
          Total current liabilities.................      1,731      1,769

Long-term debt (Note 6).............................        980        834
Deferred income taxes...............................        417        419
Accumulated provisions..............................        367        339
Other postretirement benefits.......................        527        521
                                                       --------   --------
          Total liabilities.........................      4,022      3,882
                                                       --------   --------

Commitments and contingent liabilities
 (Note 5)...........................................
Minority interest...................................         80         76
                                                       --------   --------

Shareholders' equity:
       Common stock.................................        484        484
       Additional paid-in capital...................         99         97
       Retained earnings............................      5,026      4,760
       Treasury stock...............................     (2,865)    (2,667)
       Unearned compensation........................       (179)      (171)
       Minimum pension liability
        adjustment..................................        (12)       (10)
       Currency translation adjustment..............        (89)       (10)
                                                       --------   --------
           Total shareholders' equity...............      2,464      2,483
                                                       --------   --------

          Total.....................................   $  6,566   $  6,441
                                                       ========   ========


The accompanying notes to the condensed financial statements are an integral part of this statement.

                     PPG INDUSTRIES, INC. AND SUBSIDIARIES

                 Condensed Statement of Cash Flows (Unaudited)
                 ---------------------------------------------

                                                  Six Months Ended June 30
                                                 --------------------------
                                                     1997          1996
                                                 ------------   -----------
                                                        (Millions)

Cash from operating activities.....................   $  438        $  311
                                                      ------        ------

Investing activities:
       Capital spending............................     (198)         (222)
       Reduction of investments....................       22            12
       Other.......................................        4             1
                                                      ------        ------
        Cash used for investing activities.........     (172)         (209)
                                                      ------        ------
Financing activities:
       Net change in borrowings with
         maturities of three months or less........      (70)          366
       Proceeds from other short-term debt.........       55            25
       Repayment of other short-term debt..........      (50)          (17)
       Proceeds from long-term debt................      204           155
       Repayment of long-term debt.................      (39)         (133)
       Loans to employee stock ownership plan......      (26)          (26)
       Repayment of loans by employee
        stock ownership plan.......................       19            14
       Purchase of treasury stock, net.............     (202)         (351)
       Dividends paid..............................     (119)         (118)
                                                      ------        ------
        Cash used for financing activities.........     (228)          (85)
                                                      ------        ------

Effect of currency exchange rate changes
       on cash and cash equivalents................       (3)           (1)
                                                      ------        ------

Net increase in cash and cash equivalents..........       35            16


Cash and cash equivalents, beginning of period.....       70           106
                                                      ------        ------

Cash and cash equivalents, end of period...........   $  105        $  122
                                                      ======        ======

The accompanying notes to the condensed financial statements are an integral part of this statement.

                     PPG INDUSTRIES, INC. AND SUBSIDIARIES

              Notes to Condensed Financial Statements (Unaudited)
              ---------------------------------------------------


1.  Financial Statements
    --------------------

     The condensed financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position of PPG Industries, Inc. and subsidiaries (the Company or PPG) at June 30, 1997, and the results of their operations and their cash flows for the three- and six-month periods ended June 30, 1997 and 1996. These condensed financial statements should be read in conjunction with the financial statements and notes thereto incorporated by reference in PPG's Annual Report on Form 10-K for the year ended December 31, 1996.

     The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

2.   Inventories
     -----------

     Inventories at June 30, 1997 and December 31, 1996 are detailed below.

                                          June 30   Dec. 31
                                           1997       1996
                                          -------   -------
                                              (Millions)
     Finished products and work in
      process...........................    $ 553    $ 548
     Raw materials......................      139      134
     Supplies...........................      115      115
                                            -----    -----

          Total.........................    $ 807    $ 797
                                            =====    =====

     Most domestic and certain foreign inventories are valued using the last-in, first-out method. If the first-in, first-out method had been used, inventories would have been $197 million and $204 million higher at June 30, 1997 and December 31, 1996, respectively.


3.   Cash Flow Information
     ---------------------

     Cash payments for interest were $51 million and $53 million for the six months ended June 30, 1997 and 1996, respectively. Net cash payments for income taxes for the six months ended June 30, 1997 and 1996 were $203 million and $240 million, respectively.

4.   Business Segment Information
     ----------------------------

                                         Three Months         Six Months
                                        Ended June 30       Ended June 30
                                      ------------------  ------------------
                                        1997      1996      1997      1996
                                      --------  --------  --------  --------
                                                   (Millions)
      Net sales:
          Coatings.................    $  809    $  771    $1,522    $1,463
          Glass....................       707       722     1,366     1,388
          Chemicals................       428       420       833       811
                                       ------    ------    ------    ------

          Total....................    $1,944    $1,913    $3,721    $3,662
                                       ======    ======    ======    ======

       Operating income:
          Coatings.................    $  171    $  166    $  295    $  281
          Glass....................       116       130       205       233
          Chemicals................       102       108       191       199
                                       ------    ------    ------    ------

          Total....................       389       404       691       713

       Interest expense - net......       (24)      (22)      (47)      (42)

       Other unallocated corporate
          expense - net............        (3)       (3)       (3)       (4)
                                       ------    ------    ------    ------

       Income before income taxes
          and minority interest....    $  362    $  379    $  641    $  667
                                       ======    ======    ======    ======


5.  Commitments and Contingent Liabilities
    --------------------------------------

     PPG is involved in a number of lawsuits and claims, both actual and potential, including some which it has asserted against others, in which substantial money damages are sought. PPG's lawsuits and claims against others include claims against insurers and other third parties with respect to actual and contingent losses related to environmental matters. Management believes that the outcome of all lawsuits and claims involving PPG, in the aggregate, will not have a material effect on PPG's consolidated financial position, results of operations, or liquidity.

     It is PPG's policy to accrue expenses for environmental contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Reserves for environmental contingencies are exclusive of claims against third parties and are not discounted. As of June 30, 1997 and December 31, 1996, PPG had reserves for environmental contingencies totaling $85 million and $91 million, respectively. Pre-tax charges against income for environmental remediation costs for the six months ended June 30, 1997 and 1996 were $10 million and $14 million, respectively. Cash outlays related to such charges for the six months ended June 30, 1997 and 1996 aggregated $16 million in each period.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations
         -------------

Performance in the Second Quarter of 1997 Compared to the Second Quarter of 1996

Performance Overview

Sales increased during the second quarter of 1997 to $1.94 billion compared to $1.91 billion in the second quarter of 1996. The current quarter sales increase is attributable to improved volumes in each of our business segments combined with the impact of several minor acquisitions and slightly higher sales prices in our coatings segment. Lower sales prices in our glass and chemicals segments, and the unfavorable effects of foreign currency translation partially offset these improvements.

The gross profit percentage when comparing the second quarter of 1997 and 1996 remained constant at 41.0%. The benefits realized from continued manufacturing efficiencies within the glass segment, favorable sales mix changes in our three segments, and slightly higher sales prices and lower raw material costs within the coatings segment were fully offset by the negative effects of lower sales prices and inflation within the glass and chemicals segments.

Net income and earnings per share for the second quarter of 1997 were $218 million and $1.21, respectively, compared to net income and earnings per share of $229 million and $1.20, respectively, for the second quarter of 1996. Net income in the second quarter of 1997 was negatively affected by higher selling, general and administrative expenses related to growth initiatives and increased advertising costs, and higher depreciation charges associated with several minor acquisitions. The quarter's higher overall sales levels, lower environmental expenses, and lower income tax expense partially offset these negative factors. Reduced average shares outstanding, due to repurchases of common stock by the Company, favorably impacted earnings per share in the current quarter.

Performance of Business Segments

Coatings sales increased to $809 million in the second quarter of 1997 compared to $771 million in the same quarter of 1996. Sales increased as a result of volume improvements for industrial coatings and automotive refinish products in both North America and Europe, improved volumes in the North American architectural coatings business, sales from several minor acquisitions, and improved sales prices in both North America and Europe for automotive refinish and industrial coatings products. These improvements were partially offset by the unfavorable effects of foreign currency translation and slightly lower automotive coatings prices and volume. Operating income increased to $171 million from $166 million when comparing the second quarter of 1997 and 1996. The improvement in operating income was due to the same factors that contributed to the sales increase and lower raw material costs in both Europe and North America. Partially offsetting these positive factors were higher overhead costs associated with the increased sales levels in the industrial, architectural and automotive refinish coatings businesses, growth initiatives in South America and Asia, and the negative effects of inflation.

Glass sales decreased to $707 million in the second quarter of 1997 from $722 million in the same quarter of 1996. Although we experienced volume increases for our fiber glass, flat glass, and automotive original glass products in Europe and our fiber glass and automotive replacement glass products in North America; these increases were more than offset by the lower worldwide selling prices for our fiber glass and other glass products, lower North American volumes for our automotive original glass and flat glass products, and the unfavorable effects of foreign currency translation. Operating income decreased to $116 million in the second quarter of 1997 compared to $130 million in the corresponding 1996 quarter. The decline in operating income was due to the same factors which contributed to the lower overall sales levels, the negative effects of inflation, slightly higher overhead costs related to the expansion of our LYNX Services business, which provides claims management services to insurance and fleet customers, and legal expenses. The benefits of global manufacturing efficiencies at our glass and fiber glass operations only partially offset these unfavorable factors. We experienced a modest improvement in European glass pricing in the second quarter of 1997 as compared to the first quarter of 1997. Flat glass prices in the Asia/Pacific region, however, continue to be adversely affected by weak overall market conditions and, as a result, we are evaluating our alternatives and options.

Chemicals sales increased to $428 million in the second quarter of 1997 compared to $420 million in the same quarter of the prior fiscal year principally due to increased volumes in the specialty chemicals business for Transitions optical lenses and silica products, higher selling prices for vinyl chloride monomer and other chlorine products, and slightly higher selling prices for certain specialty chemicals. Lower selling prices for caustic soda partially offset these favorable factors. Operating income decreased in the current quarter to $102 million compared to $108 million in the comparable quarter of the prior year. The favorable impact of increased volumes, lower environmental expenses, and slightly higher selling prices for specialty chemicals in the current quarter were more than offset by the decline in selling prices for caustic soda, increased advertising and selling expenses for Transitions optical lenses, and the negative effects of inflation.

Performance in the First Six Months of 1997 Compared to the First Six Months of 1996

Performance Overview

Sales for the first six months of 1997 and 1996 were $3.72 billion and $3.66 billion, respectively. The increase in sales in the current six-month period results from improved volumes in each of our business segments, sales related to several minor acquisitions in our coatings segment, and slightly higher sales prices for certain chemical products. These improvements were partially offset by lower sales prices for caustic soda in our chemicals segment, lower sales prices in our glass segment, and the unfavorable effects of foreign currency translation in both our coatings and glass segments.

The gross profit percentage remained relatively constant at 40.0% in the 1997 six-month period compared to 40.1% in the same prior-year period. The benefits realized from improved manufacturing efficiencies within the glass and chemicals segments, slightly higher prices and lower raw materials costs within the coatings segment, and favorable sales mix changes in our three segments were offset by the negative effects of lower overall sales prices and inflation in the glass and chemicals segments.

Net income and earnings per share for the current six-month period were $384 million and $2.12, respectively, compared to net income and earnings per share of $401 million and $2.10, respectively, for the same period of the prior fiscal year. Current period net income was unfavorably impacted by higher overhead costs associated with growth initiatives in the coatings segment, increased advertising costs in the chemicals segment, the negative effects of inflation, and a slight increase in interest costs due to higher outstanding borrowings. These negative factors were offset in part by higher overall sales volumes and lower income tax expense. Reduced average shares outstanding, due to repurchases of common stock by the Company, also favorably impacted earnings per share in the current six-month period.

Performance of Business Segments

Coatings sales increased to $1.52 billion in the current six-month period from $1.46 billion in the comparable period of 1996. Sales increased due to volume gains for industrial coatings and automotive refinish products in North America and Europe, sales related to several minor acquisitions, improved volumes for architectural coatings products in North America, and improved prices for automotive refinish and industrial coatings products. These improvements were partially offset by the unfavorable effects of foreign currency translation and lower worldwide pricing for our automotive original coatings products.
Operating income increased to $295 million for the current six months compared to $281 million in the prior year's six-month period. The improvement in operating income is due to the same factors that contributed to the sales increase and lower raw material costs, partially offset by higher overhead costs associated with growth initiatives in South America, Asia and in the industrial coatings business, and the negative effects of inflation and foreign currency translation.

Glass sales decreased to $1.37 billion in the six-month period ended June 30, 1997 from $1.39 billion in the same period of 1996. Volume increases for our North American automotive original glass and fiber glass products, European flat glass and fiber glass products, and aircraft products were more than offset by lower worldwide sales prices for fiber glass, flat glass and automotive original glass products and the unfavorable effects of foreign currency translation. Operating income decreased to $205 million in the current six-month period compared to $233 million in last year's six-month period due to the same factors that contributed to the lower sales levels, the negative effects of inflation, and a slight increase in overhead costs associated with the expansion of our LYNX Services business and legal expenses. Improved manufacturing efficiencies at both glass and fiberglass operations only partially offset these unfavorable factors.

Chemicals sales for the six-month periods ended June 30, 1997 and 1996 were $833 million and $811 million, respectively. The increase in Chemical sales in the current six months is attributable to volume increases for Transitions optical lenses, other specialty chemical products, chlorine and caustic soda, combined with higher selling prices for vinyl chloride monomer and chlorine. These favorable factors were offset in part by lower selling prices for caustic soda. Operating income decreased in the current six-month period to $191 million from $199 million in the same period last year. The favorable effects of volume increases for specialty chemicals and chlor-alkali products and improved manufacturing efficiencies in the chemicals segment were more than offset by the decline in sales prices for caustic soda, increased advertising and selling expenses for Transitions optical lenses, and the negative effects of inflation on raw material costs.

Other Factors
The increase in accounts receivable principally results from higher sales in May and June of 1997 compared with November and December of 1996.

Cash flow from operating activities increased in the current six-month period primarily due to a reduction in pension plan contributions.

The reduction in income tax expense in the current six-month period is the result of lower pre-tax earnings as the effective income tax rate remained at 38% in each of the periods. Income taxes payable experienced an increase due to the timing of estimated tax payments.

The increase in long-term debt in the 1997 six-month period results from the issuance of $100 million of non-redeemable 6-1/4% notes due February 15, 2002 and $100 million of redeemable 6-7/8% notes due February 15, 2012. The proceeds from the issuance of the notes were used for general corporate purposes, including the repayment of commercial paper borrowings.

Accounting Standards

During the first quarter of 1997, the Company adopted the provisions of Statement of Position (SOP) No. 96-1, "Environmental Remediation Liabilities." The adoption of SOP No. 96-1 did not have a material impact on the Company's financial position or results of operations in the three- or six-month periods ended June 30, 1997. Further, the adoption of SOP No. 96-1 did not affect the Company's cash flow. In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." The impact on the Company's 1997 reported earnings per share of adopting this new standard will not be material.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for periods beginning after December 15, 1997. The Company is evaluating the impact of this new standard on its current reporting of operating segment information in both its interim and annual financial statements.

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

It is PPG's policy to accrue expenses for environmental contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Reserves for environmental contingencies are exclusive of claims against third parties and are not discounted. As of June 30, 1997 and December 31, 1996, PPG had reserves for environmental contingencies totaling $85 million and $91 million, respectively. Pre-tax charges against income for environmental remediation costs for the six months ended June 30, 1997 and 1996 were $10 million and $14 million, respectively. Cash outlays related to such charges for the six months ended June 30, 1997 and 1996 aggregated $16 million in each period.

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

Foreign Currency, Interest Rate and Commodity Price Risk

As a multinational company, PPG manages its transaction exposure to foreign currency risk to minimize the volatility of cash flows caused by currency fluctuations. The Company manages its foreign currency transaction exposures principally through the purchase of forward and option contracts. It does not hedge its exposure to translation gains and losses; however, by borrowing in local currencies it reduces such exposure. The fair value of the forward and option contracts purchased and outstanding as of June 30, 1997 and December 31, 1996, was not material.

The Company manages its interest rate risk in order to balance its exposure between fixed and variable rates while attempting to minimize its interest costs. PPG principally manages its interest rate risk by retiring and issuing debt from time to time. To a limited extent, PPG manages its interest rate risk through the purchase of interest rate swaps. As of June 30, 1997 and December 31, 1996, the notional principal amount and fair value of interest rate swaps held were not material.

The Company also uses commodity swap contracts to reduce its exposure to fluctuations in prices for natural gas. The fair value of such swap contracts purchased and outstanding as of June 30, 1997 and December 31, 1996, was not material.

PPG's policies do not permit active trading of, or speculation in, derivative instruments.

Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------


     (a)  Exhibits

          (11)  Computation of Earnings Per Share.

          (27)  Financial Data Schedule.


     (b)  Reports on Form 8-K

          (1) The Company did not file any reports on Form 8-K during the three months ended June 30, 1997.

                                   SIGNATURE
                                   ---------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  PPG INDUSTRIES, INC.
                              ----------------------------
                                      (Registrant)





Date:    August 6, 1997   By           /s/ W. H. Hernandez
                              ----------------------------
                                           W. H. Hernandez
                             Senior Vice President, Finance
                                (Principal Financial and
                                 Accounting Officer and
                                Duly Authorized Officer)

                     PPG INDUSTRIES, INC. AND SUBSIDIARIES
                     -------------------------------------

                               INDEX TO EXHIBITS

Exhibit
  No.      Description
-------    -----------

 (11)      Computation of Earnings Per Share

 (27)      Financial Data Schedule