Form 10-Q
period 1997-09-30
PPG INDUSTRIES INC
filed 1997-10-28
CIK 79879

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended  September 30, 1997           Commission File Number  1-1687
                  --------------------                                 --------



                              PPG INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)



              Pennsylvania                                       25-0730780
(State or other jurisdiction of incorporation                 (I.R.S. Employer
            or organization)                                 Identification No.)


 One PPG Place, Pittsburgh, Pennsylvania                             15272
(Address of principal executive offices)                          (Zip Code)


                                (412) 434-3131
             (Registrant's telephone number, including area code)



As of September 30, 1997, 178,125,965 shares of the Registrant's common stock, par value $1.66-2/3 per share, were outstanding.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                   Yes          X                         No
                           ---------                          ---------

                     PPG INDUSTRIES, INC. AND SUBSIDIARIES



                                     INDEX



                                                                     PAGE(S)
Part I.   Financial Information

  Item 1.   Financial Statements:

     Condensed Statement of Income...................................     2

     Condensed Balance Sheet.........................................     3

     Condensed Statement of Cash Flows...............................     4

     Notes to Condensed Financial Statements.........................   5-7


  Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations......................  8-13


Part II.   Other Information

  Item 6.  Exhibits and Reports on Form 8-K..........................    14


Signature............................................................    15

                        PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements
------------------------------

                     PPG INDUSTRIES, INC. AND SUBSIDIARIES

                   Condensed Statement of Income (Unaudited)
                   -----------------------------------------
                      (Millions, except per share amounts)


                                                         Three Months                Nine Months
                                                        Ended Sept. 30             Ended Sept. 30
                                                  --------------------------  -------------------------
                                                      1997          1996         1997          1996
                                                  ------------  ------------  -----------  ------------
Net sales.......................................        $1,812        $1,802       $5,533        $5,464
Cost of sales...................................         1,079         1,073        3,312         3,268
                                                        ------        ------       ------        ------
   Gross profit.................................           733           729        2,221         2,196
                                                        ------        ------       ------        ------
Other expenses:
   Selling, general and administrative..........           266           249          788           740
   Depreciation.................................            88            85          261           252
   Research and development.....................            63            59          182           176
   Interest.....................................            25            25           76            72
   Other charges................................            31            31           63            65
                                                        ------        ------       ------        ------
       Total other expenses.....................           473           449        1,370         1,305
                                                        ------        ------       ------        ------
Other earnings..................................            24            38           74            94
                                                        ------        ------       ------        ------
Income before income taxes and
  minority interest.............................           284           318          925           985

Income taxes....................................           108           121          352           374

Minority interest...............................             5             6           18            19
                                                        ------        ------       ------        ------

Net income......................................        $  171        $  191       $  555        $  592
                                                        ======        ======       ======        ======

Earnings per share..............................        $ 0.96        $ 1.03       $ 3.08        $ 3.13
                                                        ======        ======       ======        ======

Dividends per share.............................        $ 0.33        $ 0.32       $ 0.99        $ 0.94
                                                        ======        ======       ======        ======

Average shares outstanding......................         178.8         186.5        180.4         189.2
                                                        ======        ======       ======        ======

The accompanying notes to the condensed financial statements are an integral part of this statement.

                     PPG INDUSTRIES, INC. AND SUBSIDIARIES

                      Condensed Balance Sheet (Unaudited)
                      -----------------------------------

                                                                            Sept. 30     Dec. 31
                                                                              1997         1996
                                                                            --------     --------
                                                                                  (Millions)
Assets
------
Current assets:
   Cash and cash equivalents.............................................    $     90    $     70
   Receivables-net.......................................................       1,301       1,226
   Inventories (Note 2)..................................................         819         797
   Other.................................................................         201         203
                                                                             --------    --------
       Total current assets..............................................       2,411       2,296

Property (less accumulated depreciation of
  $3,870 million and $3,775 million).....................................       2,846       2,913
Investments..............................................................         234         254
Other assets.............................................................       1,047         978
                                                                             --------    --------
       Total.............................................................    $  6,538    $  6,441
                                                                             ========    ========
Liabilities and Shareholders' Equity
------------------------------------
Current liabilities:
   Short-term borrowings and current
     portion of long-term debt...........................................    $    566    $    648
   Accounts payable and accrued liabilities..............................       1,081       1,106
   Income taxes..........................................................           9          15
                                                                             --------    --------
       Total current liabilities.........................................       1,656       1,769

Long-term debt (Note 5)..................................................         990         834
Deferred income taxes....................................................         411         419
Accumulated provisions...................................................         386         339
Other postretirement benefits............................................         530         521
                                                                             --------    --------
       Total liabilities.................................................       3,973       3,882
                                                                             --------    --------

Commitments and contingent liabilities  (Note 6).........................
Minority interest........................................................          82          76
                                                                             --------    --------
Shareholders' equity:
   Common stock..........................................................         484         484
   Additional paid-in capital............................................         101          97
   Retained earnings.....................................................       5,139       4,760
   Treasury stock........................................................      (2,957)     (2,667)
   Unearned compensation.................................................        (173)       (171)
   Minimum pension liability adjustment..................................         (12)        (10)
   Currency translation adjustment.......................................         (99)        (10)
                                                                             --------    --------
       Total shareholders' equity........................................       2,483       2,483
                                                                             --------    --------
       Total.............................................................    $  6,538    $  6,441
                                                                             ========    ========

The accompanying notes to the condensed financial statements are an integral part of this statement.

                     PPG INDUSTRIES, INC. AND SUBSIDIARIES

                 Condensed Statement of Cash Flows (Unaudited)
                 ---------------------------------------------

                                                                              Nine Months Ended Sept. 30
                                                                              --------------------------
                                                                                1997                1996
                                                                               ------              ------
                                                                                       (Millions)

Cash from operating activities.............................................    $  724              $  701
                                                                               ------              ------

Investing activities:
   Capital spending........................................................      (335)               (330)
   Reduction of investments................................................        22                  14
   Other...................................................................         3                   2
                                                                               ------              ------
       Cash used for investing activities..................................      (310)               (314)
                                                                               ------              ------
Financing activities:
   Net change in borrowings with
     maturities of three months or less....................................       (85)                186
   Proceeds from other short-term debt.....................................        65                  32
   Repayment of other short-term debt......................................       (61)                (28)
   Proceeds from long-term debt............................................       217                 159
   Repayment of long-term debt.............................................       (52)               (142)
   Loans to employee stock ownership plan..................................       (27)                (26)
   Repayment of loans by employee stock
     ownership plan........................................................        25                  20
   Purchase of treasury stock, net.........................................      (294)               (411)
   Dividends paid..........................................................      (179)               (178)
                                                                               ------              ------
       Cash used for financing activities..................................      (391)               (388)
                                                                               ------              ------
Effect of currency exchange rate changes
  on cash and cash equivalents.............................................        (3)                 (1)
                                                                               ------              ------
Net increase (decrease) in cash and cash equivalents.......................        20                  (2)

Cash and cash equivalents, beginning of period.............................        70                 106
                                                                               ------              ------

Cash and cash equivalents, end of period...................................    $   90              $  104
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

                     PPG INDUSTRIES, INC. AND SUBSIDIARIES

              Notes to Condensed Financial Statements (Unaudited)
              ---------------------------------------------------


1.   Financial Statements
     --------------------

     The condensed financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position of PPG Industries, Inc. and subsidiaries (the Company or PPG) at September 30, 1997, and the results of their operations and their cash flows for the three- and nine-month periods ended September 30, 1997 and 1996. These condensed financial statements should be read in conjunction with the financial statements and notes thereto incorporated by reference in PPG's Annual Report on Form 10-K for the year ended December 31, 1996.

     The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.


2.   Inventories
     -----------

     Inventories at September 30, 1997 and December 31, 1996 are detailed below.

                                                                              Sept. 30    Dec. 31
                                                                                1997        1996
                                                                              --------    -------
                                                                                  (Millions)
       Finished products and work in process...............................     $ 559       $ 548
       Raw materials.......................................................       146         134
       Supplies............................................................       114         115
                                                                                -----       -----
          Total............................................................     $ 819       $ 797
                                                                                =====       =====

     Most domestic and certain foreign inventories are valued using the last-in, first-out method. If the first-in, first-out method had been used, inventories would have been $194 million and $204 million higher at September 30, 1997 and December 31, 1996, respectively.


3.  Cash Flow Information
    ---------------------

     Cash payments for interest were $74 million for each of the nine months ended September 30, 1997 and 1996, respectively. Net cash payments for income taxes for the nine months ended September 30, 1997 and 1996 were $339 million and $328 million, respectively.

4.   Business Segment Information
     ----------------------------

                                                                Three Months          Nine Months
                                                               Ended Sept. 30        Ended Sept. 30
                                                             ------------------    ------------------
                                                               1997      1996        1997      1996
                                                             -------    -------    -------    -------
                                                                            (Millions)
     Net sales:
        Coatings..........................................    $  737     $  712     $2,259     $2,175
        Glass.............................................       658        678      2,024      2,066
        Chemicals.........................................       417        412      1,250      1,223
                                                              ------     ------     ------     ------
           Total..........................................    $1,812     $1,802     $5,533     $5,464
                                                              ======     ======     ======     ======
     Operating income:
        Coatings..........................................    $  124     $  132     $  419     $  413
        Glass.............................................        99        114        304        347
        Chemicals.........................................        83         97        274        296
                                                              ------     ------     ------     ------
          Total...........................................       306        343        997      1,056

     Interest expense - net...............................       (24)       (23)       (71)       (65)

     Other unallocated corporate income
       (expense) - net....................................         2         (2)        (1)        (6)
                                                              ------     ------     ------     ------
     Income before income taxes
       and minority interest..............................    $  284     $  318     $  925     $  985
                                                              ======     ======     ======     ======


5.   Long-term Debt
     --------------

     On February 21, 1997, the Company issued $100 million of non-redeemable 6-1/4% notes due February 15, 2002 and $100 million of redeemable 6-7/8% notes due February 15, 2012.


6.   Commitments and Contingent Liabilities
     --------------------------------------

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

     It is PPG's policy to accrue expenses for environmental contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Reserves for environmental contingencies are exclusive of claims against third parties and are not discounted. As of September 30, 1997 and December 31, 1996, PPG had reserves for environmental contingencies totaling $95 million and $91 million, respectively. Pre-tax charges against income for environmental remediation costs for the nine months ended September 30, 1997 and 1996 were $26 million and

     $22 million, respectively. Cash outlays related to such charges for the nine months ended September 30, 1997 and 1996 aggregated $22 million and $27 million, respectively.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations
         -------------

Performance in the Third Quarter of 1997 Compared to the Third Quarter of 1996

Performance Overview
During the third quarter of 1997, sales increased slightly to $1.81 billion compared to $1.80 billion in the third quarter of 1996. The current quarter increase is attributable to improved volumes in all of our business segments and sales associated with several acquisitions in our coatings segment. These improvements were partially offset by the unfavorable effects of foreign currency translation in both our coatings and glass segments, lower worldwide sales prices in our glass segment, and lower sales prices for caustic soda products in our chemicals segment.

The gross profit percentage when comparing the third quarter of 1997 and 1996 remained constant at 40.5%. The benefits realized from continued manufacturing efficiencies within the glass segment and favorable sales mix changes in our coatings and chemicals segments were fully offset by the negative effects of lower worldwide sales prices in the glass segment, lower prices for caustic soda products, and the negative effects of inflation.

Net income and earnings per share for the third quarter of 1997 were $171 million and $0.96, respectively, compared to net income and earnings per share of $191 million and $1.03, respectively, for the same quarter of 1996. The decrease in net income in the third quarter of 1997 is attributable to higher selling, general and administrative expenses related to growth initiatives and increased advertising costs, higher environmental expenses, and higher legal expenses. The current quarter's slightly higher sales levels and lower income tax expense partially offset these negative factors. The third quarter of 1996 also included the favorable impact of higher other earnings associated with the recovery through insurance of certain past costs. Reduced average shares outstanding, due to repurchases of common stock by the Company, favorably impacted earnings per share in the current quarter.

Performance of Business Segments
Coatings sales increased to $737 million in the third quarter of 1997 compared to $712 million in the comparable quarter of 1996. Sales increased as a result of sales associated with several acquisitions, worldwide volume improvements for original equipment automotive coatings, higher volumes for industrial coatings in North America, and improved sales prices in both North America and Europe for automotive refinish products. These improvements were partially offset by the unfavorable effects of foreign currency translation, reduced volumes for architectural coatings products in North America, and lower worldwide original equipment automotive coatings sales prices. Operating income decreased to $124 million from $132 million when comparing the third quarter of 1997 and 1996.
The decline in operating income resulted from higher overhead costs associated with the increased worldwide sales in the original equipment automotive coatings business, higher overhead costs related to the increased North American sales levels for industrial coatings, growth initiatives in South America and Asia, lower worldwide sales prices for original equipment automotive coatings and the negative effects of inflation. These negative factors were offset in part by the previously discussed volume improvements for original equipment automotive coatings and industrial coatings, and slightly higher sales prices for automotive refinish products in North America and Europe.

Glass sales decreased to $658 million in the third quarter of 1997 from $678 million in the third quarter of 1996. The effect of volume improvements in worldwide fiber glass sales, automotive original glass products in Europe, and flat glass products in North America were more than offset by lower worldwide selling prices for our fiber glass and most other glass products, lower volumes for North American automotive original glass and European flat glass products, and the unfavorable effects of foreign currency translation. Operating income decreased to $99 million in the 1997 third quarter compared to $114 million in the corresponding 1996 quarter. The decline in operating income was due to the same factors that contributed to the lower overall sales levels, the negative effects of inflation, and slightly higher overhead costs principally due to legal expenses. Global manufacturing efficiencies at our glass and fiber glass operations only partially offset these unfavorable factors.

Chemicals sales increased to $417 million in the third quarter of 1997 compared to $412 million in the same quarter of the prior fiscal year principally due to higher volumes for chlorine and caustic soda, increased volumes in the specialty chemicals business for Transitions optical lenses, and higher selling prices for chlorine products. Significantly lower selling prices for caustic soda partially offset these favorable factors. Operating income decreased in the current quarter to $83 million compared to $97 million in the comparable quarter of the prior year. The favorable impact of increased volumes discussed above, improved chlor-alkali manufacturing efficiencies, and slightly higher selling prices for specialty chemicals in the current quarter were more than offset by the decline in selling prices for caustic soda, higher environmental expenses, increased advertising and selling expenses for Transitions optical lenses, higher manufacturing costs for specialty chemicals, and the negative effects of inflation.

Performance in the First Nine Months of 1997 Compared to the First Nine Months of 1996

Performance Overview
Sales for the first nine months of 1997 and 1996 were $5.53 billion and $5.46 billion, respectively. The increase in sales in the current nine-month period results from improved volumes in each of our business segments, sales related to several acquisitions in our coatings segment, and slightly higher sales prices for certain products in our chemicals and coatings segments. These improvements were partially offset by lower sales prices for caustic soda in our chemicals segment, lower worldwide sales prices for fiber glass and glass products, and the unfavorable effects of foreign currency translation in both our coatings and glass segments.

The gross profit percentage remained relatively constant in each of the 1997 and 1996 nine-month periods. The benefits realized from manufacturing efficiencies within the glass and chemicals segments, slightly higher prices and lower raw materials costs within the coatings segment, and favorable sales mix changes in our coatings and chemicals segments were offset by the negative effects of lower overall sales prices and inflation in our glass and chemicals segments.

Net income and earnings per share for the current nine-month period were $555 million and $3.08, respectively, compared to net income and earnings per share of $592 million and $3.13, respectively, for the same period of the prior fiscal year. Current period net income was adversely impacted by higher overhead costs associated with growth initiatives in the coatings segment, increased advertising, selling, and environmental expenses in the chemicals segment, the negative effects of inflation, and slightly higher interest costs associated with higher outstanding borrowings. These negative factors were offset in part by higher overall sales volumes within all three segments, manufacturing efficiencies within the glass segment, higher sales prices for certain products within the coatings and chemicals segments, and lower income tax expense. Reduced average shares outstanding, due to repurchases of common stock by the Company, also favorably impacted earnings per share in the current nine-month period.

Performance of Business Segments
Coatings sales increased to $2.26 billion in the current nine-month period from $2.17 billion in the comparable nine-month period of 1996. The increase in the current nine-month period is attributable to worldwide volume increases for original equipment automotive coatings, automotive refinish and industrial coatings products, sales related to several acquisitions, and improved sales prices for automotive refinish products in North America and Europe and industrial coatings in North America. These improvements were partially offset by the unfavorable effects of foreign currency translation and lower sales prices for our original equipment automotive coatings products in North America and Europe. Operating income increased to $419 million for the 1997 nine-month period compared to $413 million in the prior year's nine-month period. The improvement in operating income is due to the same volume and price factors that contributed to the sales increase combined with lower raw material costs. These improvements were offset in part by higher overhead costs associated with growth initiatives in South America, Asia and in the industrial coatings business, and the negative effects of inflation.

Glass sales decreased to $2.02 billion in the first nine months of 1997 from $2.07 billion in the same nine months of 1996. Volume increases for our fiber glass, automotive original glass, and flat glass products in North America and Europe were more than offset by lower sales prices for North American and European fiber glass, flat glass and automotive original glass products and the unfavorable effects of foreign currency translation. Operating income decreased to $304 million in the current nine-month period compared to $347 million in last year's nine-month period due to the same price and volume factors that contributed to the lower sales levels, the negative effects of inflation, slightly higher overhead costs associated with the expansion of our LYNX Services business, and higher legal expenses. Improved worldwide manufacturing efficiencies only partially offset these unfavorable factors.

For the nine-month periods ended September 30, 1997 and 1996, chemicals sales were $1.25 billion and $1.22 billion, respectively. The increase in chemicals sales in the current nine months is attributable to volume increases for chlorine and caustic soda products and certain specialty chemical products, including sales of Transitions optical lenses, and higher selling prices for vinyl chloride monomer and other chlorine products. These favorable factors were offset in part by significantly lower selling prices for caustic soda and reduced volumes for vinyl chloride monomers. Operating income decreased in the current nine-month period to $274 million from $296 million in the same period last year. The favorable effects of volume increases for specialty chemicals and chlor-alkali products and improved manufacturing efficiencies associated with chlor-alkali products were more than offset by the decline in sales prices for caustic soda, increased advertising and selling expenses, principally for Transitions optical lenses, the negative effects of inflation on raw material costs, and higher environmental expenses.

Other Factors
The increase in accounts receivable principally results from higher sales in August and September of 1997 compared with November and December of 1996.

The increase in accumulated provisions relates to accruals for income taxes, deferred compensation and environmental matters.

Cash flow from operating activities increased in the current nine-month period primarily due to a reduction in pension plan contributions.

The reduction in income tax expense in the current nine-month period is the result of lower pre-tax earnings as the effective income tax rate remained at 38% in each of the periods. Income taxes payable experienced a decrease due to the timing of estimated tax payments.

The increase in long-term debt in the 1997 nine-month period results from the issuance of $100 million of non-redeemable 6-1/4% notes due February 15, 2002 and $100 million of redeemable 6-7/8% notes due February 15, 2012. The proceeds from the issuance of the notes were used for general corporate purposes, including the repayment of commercial paper borrowings.

At the end of the third quarter of 1997, the Company completed the purchase of the pretreatment and process lubricant chemicals business of Man-Gill Chemical Co. The Company has completed a preliminary purchase price allocation as of September 30, 1997, and the operating activity associated with this acquisition will be reflected in the Company's results of operations beginning October 1, 1997. Additionally, the Company has entered into an agreement to acquire Max Meyer Duco S.p.A. of Milan, Italy, a supplier of automotive refinishes, fleet finishes and decorative coatings. The acquisition, which is subject to government approvals, is expected to be completed by December 31, 1997. The annual revenues associated with these two businesses total approximately $150 million.

The Company has also entered into an agreement whereby it will acquire the worldwide packaging coatings businesses of BASF Lacke + Farben AG. The agreement also includes the divestiture of PPG's surfactants business which is anticipated to result in a gain to PPG. Each of the respective businesses has annual revenues of approximately $150 million. The Company anticipates that the transactions, which are subject to government approvals, will be completed by December 31, 1997.

Certain components of the Company's worldwide Glass business are not performing at levels that meet the Company's performance expectations. As a result, management is in the process of evaluating available options to restructure these businesses to improve future competitiveness and profitability. This process is expected to be completed in the next several months and certain charges may result.

Accounting Standards
During the first quarter of 1997, the Company adopted the provisions of Statement of Position ("SOP") No. 96-1, "Environmental Remediation Liabilities." The adoption of SOP No. 96-1 did not have a material impact on the Company's financial position or results of operations in the three- or nine-month periods ended September 30, 1997. Further, the adoption of SOP No. 96-1 did not affect the Company's cash flow. In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." The impact on the Company's 1997 reported earnings per share of adopting this new standard will not be material.

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

It is PPG's policy to accrue expenses for environmental contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Reserves for environmental contingencies are exclusive of claims against third parties and are not discounted. As of September 30, 1997 and December 31, 1996, PPG had reserves for environmental contingencies totaling $95 million and $91 million, respectively. Pre-tax charges against income for environmental remediation costs for the nine months ended September 30, 1997 and 1996 were $26 million and $22 million, respectively. Cash outlays related to such charges for the nine months ended September 30, 1997 and 1996 aggregated $22 million and $27 million, respectively.

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

Foreign Currency, Interest Rate and Commodity Price Risk
As a multinational company, PPG manages its transaction exposure to foreign currency risk to minimize the volatility of cash flows caused by currency fluctuations. The Company manages its foreign currency transaction exposures principally through the purchase of forward and option contracts. It does not hedge its exposure to translation gains and losses; however, by borrowing in local currencies it reduces such exposure. The fair value of the forward and option contracts purchased and outstanding as of September 30, 1997 and December 31, 1996, was not material.

The Company manages its interest rate risk in order to balance its exposure between fixed and variable rates while attempting to minimize its interest costs. PPG principally manages its interest rate risk by retiring and issuing debt from time to time. To a limited extent, PPG manages its interest rate risk through the purchase of interest rate swaps. As of September 30, 1997 and December 31, 1996, the notional principal amount and fair value of interest rate swaps held were not material.

The Company also uses commodity swap contracts to reduce its exposure to fluctuations in prices for natural gas. The fair value of such swap contracts purchased and outstanding as of September 30, 1997 and December 31, 1996 was not material.

PPG's policies do not permit active trading of, or speculation in, derivative instruments.

Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------


     (a)  Exhibits

          (11) Computation of Earnings Per Share.

          (12) Computation of Ratio of Earnings to Fixed Charges (Exhibit 12 is filed hereby so as to become, by way of incorporation by reference, an exhibit to Registration Statement No. 33-64081 on Form S-3.)

          (27) Financial Data Schedule.


     (b)  Reports on Form 8-K

          (1) The Company filed a Form 8-K on September 22, 1997, dated September 19, 1997, which included as an exhibit the Company's press release reporting the designation of Raymond W. LeBoeuf as Chairman-elect and further indicating that he will become Board Chairman and Chief Executive Officer when Chairman Jerry E. Dempsey retires from the Company on November 1, 1997.

                                   SIGNATURE
                                   ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     PPG INDUSTRIES, INC.
                                           -----------------------------------
                                                        (Registrant)




Date:     October 28, 1997            By           /s/ W. H. Hernandez
                                           -----------------------------------
                                                       W. H. Hernandez
                                               Senior Vice President, Finance
                                                  (Principal Financial and
                                                   Accounting Officer and
                                                  Duly Authorized Officer)

                      PPG INDUSTRIES, INC. AND SUBSIDIARIES
                      -------------------------------------


                                INDEX TO EXHIBITS



 Exhibit
   No.      Description
 -------    -----------

 (11)       Computation of Earnings Per Share

 (12)       Computation of Ratio of Earnings to Fixed Charges

 (27)       Financial Data Schedule