Form 10-K
period 1997-12-31
PPG INDUSTRIES INC
filed 1998-02-24
CIK 79879

                                                                    [Conformed]
===============================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 ------------
                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997       Commission File Number 1-1687
                             PPG INDUSTRIES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               Pennsylvania                            25-0730780
     (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

 One PPG Place, Pittsburgh, Pennsylvania                  15272
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)

 Registrant's telephone number, including             412-434-3131
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

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. YES X   NO
                                      ----    ----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of January 30, 1998, 177,800,420 shares of the Registrant's common stock, with a par value of $1.66 2/3 per share, were outstanding. As of that date, the aggregate market value of common stock held by non-affiliates was $10,177 million.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                             INCORPORATED BY
                        DOCUMENT                          REFERENCE IN PART NO.
                        --------                          ---------------------
Portions of PPG Industries, Inc. Annual Report to
 Shareholders for the year ended December 31, 1997......      I, II and IV
Portions of PPG Industries, Inc. Proxy Statement for its
 1998 Annual Meeting of Shareholders....................           III

===============================================================================

                             PPG INDUSTRIES, INC.
                         AND CONSOLIDATED SUBSIDIARIES
                                ---------------

As used in this report, the terms "PPG," "Company," and "Registrant" mean PPG Industries, Inc. and its subsidiaries, taken as a whole, unless the context indicates otherwise.
                                ---------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
 PART I
  Item 1.   Business.....................................................     1
  Item 2.   Properties...................................................     3
  Item 3.   Legal Proceedings............................................     3
  Item 4.   Submission of Matters to a Vote of Security Holders..........     4
            Executive Officers of the Registrant.........................     5
 PART II
  Item 5.   Market for the Registrant's Common Equity and Related
            Stockholder Matters..........................................     6
  Item 6.   Selected Financial Data......................................     6
  Item 7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations..........................     6
  Item 7a.  Quantitative and Qualitative Disclosures About Market Risk...     6
  Item 8.   Financial Statements and Supplementary Data..................     6
  Item 9.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure..........................     6
 PART III
  Item 10.  Directors and Executive Officers of the Registrant...........     7
  Item 11.  Executive Compensation.......................................     7
  Item 12.  Security Ownership of Certain Beneficial Owners and
            Management...................................................     7
  Item 13.  Certain Relationships and Related Transactions...............     7
 PART IV
  Item 14.  Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K.....................................................     8
 Signatures .............................................................     9

                      NOTE ON INCORPORATION BY REFERENCE

Throughout this report, various information and data are incorporated by reference to the Company's 1997 Annual Report to Shareholders (hereinafter referred to as "the Annual Report to Shareholders"). Any reference in this report to disclosures in the Annual Report to Shareholders shall constitute incorporation by reference only of that specific information and data into this Form 10-K.

                                    PART I

ITEM 1. BUSINESS

PPG Industries, Inc., incorporated in Pennsylvania in 1883, is comprised of three basic business segments: coatings, glass and chemicals. Within these business segments, PPG has followed a program of directing its resources of people, capital and technology in selected areas for positions of leadership. Areas in which resources have been focused are automotive original, refinish, industrial and architectural coatings; flat glass, automotive original and replacement glass, aircraft transparencies, continuous-strand fiber glass; and chlor-alkali and specialty chemicals. Each of the business segments in which PPG is engaged is highly competitive. However, the diversification of product lines and worldwide markets served tend to minimize the impact on total sales and earnings of changes in demand for a particular product line or in a particular geographic area. Reference is made to "Business Segment Information" on pages 27 and 28 of the Annual Report to Shareholders, which is incorporated herein by reference, for financial information relating to business segments.

COATINGS

PPG is a major supplier of protective and decorative coatings. The coatings industry is highly competitive and consists of a few large firms with global presence and many smaller firms serving local or regional markets. PPG competes in its primary markets with the world's largest coatings companies, most of which have operations in North America and Europe, and many smaller regional coatings companies. Product development, innovation, quality and customer service have been stressed by PPG and have been significant factors in developing an important supplier position.

The coatings business involves the supply of protective and decorative finishes for automotive original equipment, appliances, industrial equipment and packaging; factory-finished aluminum extrusions and coils for architectural uses; and other industrial and consumer products. In addition to supplying finishes to the automotive original equipment market, PPG supplies automotive refinishes to the aftermarket, which are primarily sold through distributors. In the automotive original and industrial portions of the coatings business, PPG sells directly to a variety of manufacturing companies. Product performance, technology, quality and customer service are major competitive factors. The automotive original and industrial coatings are formulated specifically for the customer's needs and application methods. PPG also supplies adhesives and sealants for the automotive industry and metal pretreatments for automotive and industrial applications.

The architectural finishes business consists primarily of coatings used by painting and maintenance contractors and by consumers for decoration and maintenance. PPG's products are sold through independent distributors, paint dealers, mass merchandisers, home centers and directly to some customers. Price, quality and distribution are key competitive factors in the architectural finishes market.

PPG grew the coatings business through several acquisitions completed during 1997. In September 1997, PPG acquired the U.S. industrial pretreatment business of Man-Gill Chemical Company; in November 1997, PPG acquired Max Meyer Duco S.p.A. (Max Meyer), a European supplier of automotive refinish, fleet finish and decorative coatings, and Phillips Paint Products, a Canadian industrial coatings manufacturer; and in December 1997, PPG acquired the worldwide packaging coatings businesses of BASF Lacke + Farben AG, a German company, and Keeler & Long, a U.S. manufacturer of high performance coatings and coil coatings. During 1997, PPG also increased its ownership interest from 45% to 100% in two related automotive original coatings companies located in Brazil and Argentina. PPG plans to sell the European decorative coatings business of Max Meyer in 1998.

The principal production facilities of Coatings are concentrated in North America and Europe. North American production facilities consist of 17 plants in the United States, and two each in Canada and Mexico. The three largest facilities are the Cleveland, Ohio, plant, which primarily produces automotive original coatings; the Oak Creek, Wis., plant, which produces automotive original and industrial coatings; and the Delaware, Ohio, plant, which primarily produces automotive refinishes and certain industrial coatings. Outside North America, PPG operates three plants each in Spain and Italy, two plants in Germany, and one plant each in The People's Republic of China, England, France and Portugal. These plants produce a variety of automotive original, automotive refinish and industrial coatings. PPG owns equity interests in operations in Hong Kong, India, South Korea, Taiwan and Thailand. Additionally, coatings operates 10 service centers in the United States, two each in Canada and Mexico, and one in Argentina to provide just-in-time delivery and service to selected automotive assembly plants. Twenty training centers in the United States, eleven in Europe, five in Asia and one in Canada are in operation. These centers provide training for automotive aftermarket refinish customers. Also, four automotive original coatings application centers that provide testing facilities for customer paint processes and new products are in operation. The average number of persons employed by the coatings segment during 1997 was 10,500.

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

PPG's principal glass production facilities are con- centrated in North Amer-ica and Europe. Fifteen plants operate in the United States, of which six pro-duce flat glass, five produce automotive glass products, three produce fiber glass products and one produces aircraft transparencies. There are three plants in Canada, two of which produce automotive glass and one produces flat glass. Four plants operate in Italy; one manufactures automotive and flat glass, one produces automotive glass products, one produces flat glass and one produces aircraft transparencies. Three plants are located in France; one plant manufactures automotive and flat glass and two plants produce automotive glass products. One plant in England and one plant in the Netherlands produce fiber glass. PPG owns equity interests in operations in France, Mexico, the Netherlands, the People's Republic of China, Taiwan, the United States and Venezuela and a majority interest in a glass distribution company in Japan. Additionally, there are four satellite operations that provide limited manu-facturing and just-in-time service to selected automotive customer locations, and one coating facility for flat glass products. The average number of per-sons employed by the glass segment during 1997 was 15,800.

PPG approved a program in late 1997 to restructure certain glass businesses that were not meeting strategic and performance objectives. The principal components of this program include the closure of the Perry, Ga., flat glass plant, and the sale of the Company's equity interests in two Asian float glass plants, which are expected to be completed in 1998. PPG recorded a pre-tax charge of $102 million in 1997 to reflect the estimated cost of this program.

CHEMICALS

PPG is a major producer and marketer of chlor-alkali chemicals and a supplier of specialty chemicals. The primary chlor-alkali products are chlorine, caustic soda, vinyl chloride monomer, chlorinated solvents, chlorinated benzenes and calcium hypochlorite. Most of these products are sold directly to manufacturing companies in the chemical processing, rubber and plastics, paper, minerals and metals, and water treatment industries. The primary products of PPG's specialty chemicals businesses are Transitions(R) lenses; optical monomers; precipitated silicas for tire, shoe, and battery separator businesses; and phosgene and other derivatives and intermediates for the pharmaceutical, agricultural and fuel additives businesses.

In late December 1997, PPG acquired Sipsy Chimie Fine S.C.A., a French manufacturer of pharmaceutical intermediates.

PPG's surfactants business was sold in 1997, resulting in a pre-tax gain of $59 million.

PPG competes with six other major producers of chlor-alkali products. Price, product availability, product quality and customer service are the key competitive factors. In the specialty chemicals area, PPG's market share varies greatly by business; product quality and performance and technical service are the most critical competitive factors.

Chemicals' principal production facilities are concentrated in North America with five plants in the United States and one plant in Canada. The two largest facilities, located in Lake Charles, La., and Natrium, W. Va., primarily produce chlor-alkali products. An additional North American plant began producing silica-based compounds in Mexico in the first half of 1997. Outside North America, PPG operates two plants each in Taiwan and the People's Republic of China, and one each in Australia, France, Ireland and the Netherlands. PPG owns equity interests in operations in Japan, Thailand and the United States. The average number of persons employed by the chemicals segment during 1997 was 4,700.

RAW MATERIALS

The effective management of raw materials is important to PPG's continued success. The Company's most significant raw materials are titanium dioxide and epoxy resins in the coatings segment; sand, soda ash, energy, polyvinyl butyral and boron-containing minerals in the glass segment; and energy and ethylene in the chemicals segment. Most of the raw materials used in production are purchased from outside sources, and the Company has made, and will continue to make, supply arrangements to meet the planned operating requirements for the future. For the significant raw material requirements identified above, and other raw materials, there is more than one source of supply.

RESEARCH AND DEVELOPMENT

Research and development costs, including depreciation of research facilities, during 1997, 1996 and 1995 were

$266 million, $255 million and $252 million, respectively. PPG owns and operates ten research and development facilities in the United States, Europe and Japan to conduct research and development involving new and improved products and processes. Additional process and product research and development work is also undertaken at many of the Company's manufacturing plants.

PATENTS

PPG considers patent protection to be important. The Company's business segments are not materially dependent upon any single patent or group of related patents. PPG received $25 million, $25 million and $27 million from royalties and the sale of technical know-how during 1997, 1996 and 1995, respectively.

BACKLOG

In general, PPG does not manufacture its products against a backlog of orders. Production and inventory levels are geared primarily to projections of future demand and the level of incoming orders.

NON-U.S. OPERATIONS

Although PPG has a significant investment in non-U.S. operations, based upon the magnitude and location of investments, management believes that the risk associated with its international operations is not significantly greater than domestic operations.

EMPLOYEES

The average number of persons employed worldwide by PPG during 1997 was 31,900.

ENVIRONMENTAL MATTERS

Like other companies, PPG is subject to the existing and evolving standards relating to the protection of the environment. Capital expenditures for environmental control projects were $32 million, $18 million and $25 million in 1997, 1996 and 1995, respectively. It is expected that expenditures for such projects in 1998 will approximate $30 million with similar amounts of annual expenditures expected in the near future. Although future capital expenditures are difficult to estimate accurately because of constantly changing regulatory standards and policies, it can be anticipated that environmental control standards will become increasingly stringent and costly.

PPG is negotiating with various government agencies concerning 65 cleanup sites, including 31 sites on the National Priority List ("NPL"). While PPG is not generally a major contributor of wastes to these sites, each potentially responsible party or contributor may face governmental agency assertions of joint and several liability as to each cleanup site. Generally, however, a final allocation of costs is made based on relative contributions of wastes to the site. There is a wide range of cost estimates for cleanup of these sites, due largely to uncertainties as to the nature and extent of their condition and the methods that may have to be employed for their remediation. Additionally, remediation projects have been or may be undertaken at certain of the Company's current and former plant sites. The Company has established reserves for those sites where it is probable a liability exists and the amount can be reasonably estimated. As of Dec. 31, 1997 and 1996, PPG had reserves for environmental contingencies totaling $100 million and $91 million, respectively. Pre-tax charges against income for environmental remediation costs totaled $34 million in 1997, $27 million in 1996 and $49 million in 1995.

The Company's experience to date regarding environmental matters leads PPG to believe that it will have continuing expenditures for compliance with provisions regulating the protection of the environment and for present and future remediation efforts at waste and plant sites. However, management anticipates that such expenditures, which will occur over an extended period of time, will not result in future annual charges against income that are significantly greater than those recorded in recent years. It is possible, however, that technological, regulatory and enforcement developments, the results of environmental studies and other factors could alter this expectation. In addition, a portion of such environmental expenditures may be recovered from insurers and other third parties. In management's opinion, the Company operates in an environmentally sound manner, is well positioned, relative to environmental matters, within the industries in which it operates, and the outcome of these environmental matters will not have a material adverse effect on PPG's financial position or liquidity. See Commitments and Contingent Liabilities, including Environmental Matters, in Management's Discussion and Analysis for additional information related to environmental matters.

ITEM 2. PROPERTIES

See "Item 1. Business" for information on PPG's production and fabrication facilities.

Generally, the Company's plants are suitable and adequate for the purposes for which they are intended, and overall have sufficient capacity to conduct business in the upcoming year.

ITEM 3. LEGAL PROCEEDINGS

PPG is involved in a number of lawsuits and claims, both actual and potential, including some which it has asserted against others, in which substantial money damages are sought. These lawsuits and claims relate to product liability, contract, patent, antitrust, environmental and other matters arising out of the conduct of PPG's business. PPG's lawsuits and claims against others include claims against insurers and other third parties with respect to actual and contingent losses related to environmental matters. Management believes that the outcome of all lawsuits and claims involving PPG, in the aggregate, will not have a material effect on PPG's consolidated financial position, results of operations, or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company are elected annually in April by the Board of Directors and the business experience during the past five years of each Executive Officer is set forth below.

          NAME            AGE                                       TITLE
          ----            ---                                       -----
Raymond W. LeBoeuf (a)    51  Chairman of the Board and Chief Executive Officer since November 1997
Frank A. Archinaco (b)    54  Executive Vice President since April 1997
Charles E. Bunch (c)      48  Senior Vice President, Strategic Planning and Corporate Services since April 1997
Russell L. Crane (d)      57  Senior Vice President, Human Resources and Administration since April 1994
James C. Diggs (e)        49  Senior Vice President and General Counsel since July 1997
William H. Hernandez (f)  49  Senior Vice President, Finance since January 1995
E. Kears Pollock (g)      57  Executive Vice President since April 1997
Gary W. Weber (h)         54  Senior Vice President, Science and Technology since April 1997

(a) Mr. LeBoeuf was Chairman Elect and Chief Executive Officer, President and Chief Operating Officer, Executive Vice President, Group Vice President, Coatings and Resins and Vice President, Finance prior to his present position.
(b) Mr. Archinaco was Senior Vice President, Glass, Vice President, Glass and Vice President, Automotive and Aircraft Products prior to his present position.
(c) Mr. Bunch was Vice President, Fiber Glass, Vice President, Architectural Finishes and General Manager, Architectural Finishes prior to his present position.
(d) Mr. Crane was Vice President, Human Resources prior to his present position.
(e) Mr. Diggs was Senior Vice President and General Counsel Elect and was TRW Inc.'s Vice President and Assistant General Counsel prior to joining PPG in March 1997.
(f) Mr. Hernandez was Vice President, Finance, Vice President and Controller and Controller prior to his present position.
(g) Mr. Pollock was Senior Vice President, Coatings and Resins, Vice President, Coatings and Resins and Vice President, Automotive Products prior to his present position.
(h) Dr. Weber was Vice President, Science and Technology and Vice President, Technology, Glass prior to his present position.

                                    PART II

Information with respect to the following Items can be found on the indicated pages of the Annual Report to Shareholders and is incorporated herein by reference.

                                                                        PAGE(S)
                                                                        -------
ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
 STOCKHOLDER MATTERS
Stock Exchange Listings...............................................      41
Quarterly Stock Information...........................................      41

Directors who are not also Officers of the Company receive Common
Stock Equivalents pursuant to The Deferred Compensation Plan for
Directors and The Directors' Common Stock Plan. Common Stock
Equivalents are hypothetical shares of Common Stock having a value on any given date equal to the value of a share of Common Stock. Common
Stock Equivalents earn dividend equivalents which are converted into additional Common Stock Equivalents but carry no voting rights or other rights of a holder of Common Stock. The Common Stock Equivalents credited to Directors under both plans are exempt from registration under Section 4(2) of the Securities Act of 1933 as private offerings made only to Directors of the Company in accordance with the provisions of the plans. The plans are incorporated by reference into this Form 10-K as Exhibit 10 and 10.3.

Under the Company's Deferred Compensation Plan for Directors, each
Director must defer receipt of such compensation as the Board mandates. Currently, the Board mandates deferral of one-third of each payment of the basic annual retainer of each Director. Each Director may also elect to defer the receipt of (i) an additional one-third of each payment of the basic annual retainer, (ii) all of the basic annual retainer, or (iii) all compensation. All deferred payments are held in the form of Common Stock Equivalents. Payments out of the deferred accounts are made in the form of Common Stock of the Company
(and cash as to any fractional Common Stock Equivalent). In 1997, the Directors, as a group, were credited with 6,934 Common Stock
Equivalents under this Plan. The values of the Common Stock
Equivalents, when credited, ranged from $53.50 to $64.

Under the Directors' Common Stock Plan, each Director who neither is nor was an employee of the Company is credited annually with Common
Stock Equivalents worth one-half of the Director's basic annual retainer. No more than 10 years of credits may be made for the account of any director. Upon termination of service, the Common Stock
Equivalents held in a Director's account are converted to and paid in Common Stock of the Company (and cash as to any fractional Common
Stock Equivalent). In 1997, the Directors, as a group, received 3,162
Common Stock Equivalents under this Plan. The values of those Common
Stock Equivalents, when credited, ranged from $50.375 to $63.313.

ITEM 6. SELECTED FINANCIAL DATA
The information required by Item 6 is reported in the Eleven-Year
Digest under the captions net sales, income before accounting changes, cumulative effect of accounting changes, net income, earnings per common share before accounting changes, cumulative effect of accounting changes on earnings per common share, earnings per common share, earnings per common share-assuming dilution, dividends per share, total assets and long-term debt for the years 1993 through
1997..................................................................      40

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 AND RESULTS OF OPERATIONS
Management's Discussion and Analysis..................................   21-26

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Management's Discussion and Analysis..................................   25-26

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Independent Auditors' Report..........................................      17

Financial Statements:
 Statement of Income for the years ended December 31, 1997, 1996 and
  1995................................................................      18
 Balance Sheet, December 31, 1997 and 1996............................      19
 Statement of Cash Flows for the years ended December 31, 1997, 1996
  and 1995............................................................      20
 Notes to the Financial Statements....................................   29-38

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
 AND FINANCIAL DISCLOSURE
 None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 regarding Directors is contained under the caption "Election of Directors" in the Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders (the "Proxy Statement") which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, which information under such caption is incorporated herein by reference.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements and Independent Auditors' Report (see Part II, Item 8 of this report (page 6) regarding incorporation by reference from the Annual Report to Shareholders).

    Financial Statement Schedules for years ended December 31, 1997, 1996 and 1995:

    The following should be read in conjunction with the previously referenced financial statements.

                                                                            PAGE
                                                                            ----
   Independent Auditors' Report...........................................   10
   Schedule II--Valuation and Qualifying Accounts.........................   11

    All other schedules are omitted because they are not applicable.

(b) A Form 8-K was filed on October 29, 1997 which provided the Senior Vice President and General Counsel's consent to being named in the Prospectus Supplement dated October 29, 1997, which was part of the Registration Statement No. 33-64081, as counsel in passing on the validity of the Notes referred to in the Prospectus Supplement.

(c)Exhibits:

     3   The Restated Articles of Incorporation, as amended, were filed as
         Exhibit 3 to the Registrant's Form 10-Q for the quarter ended March 31, 1995, which exhibit is incorporated herein by reference.

     3.1 The Bylaws.

     4 The Shareholders' Rights Plan was filed as Exhibit 4 on the Registrant's Form 8-K, dated May 12, 1988, which exhibit is incorporated herein by reference.

   *10 The Nonqualified Retirement Plan as amended, was filed as Exhibit 10 to the Registrant's Form 10-Q for the quarter ended March 31, 1996. The Supplemental Executive Retirement Plan II as amended, and the Change in Control Employment Agreement were filed as Exhibits 10.2 and 10.5, respectively, to the Registrant's Form 10-Q for the quarter ended September 30, 1995. The PPG Industries, Inc. Stock Plan was filed as Exhibit 10 to the Registrant's Form 10-Q for the quarter ended March 31, 1997. The Directors' Common Stock Plan as amended, was filed as Exhibit 10.2 to the Registrant's Form 10-K for the year ended December 31, 1996. All such exhibits are incorporated by reference.

    10.1 PPG Industries, Inc. Incentive Compensation and Deferred Income Plan for Key Employees.

    10.2 PPG Industries, Inc. Deferred Compensation Plan.

    10.3 PPG Industries, Inc. Deferred Compensation Plan for Directors.

    11 Computation of Earnings Per Share for the Five Years Ended December 31, 1997.

    12 Computation of Ratio of Earnings to Fixed Charges for the Five Years Ended December 31, 1997.

    13 Company's 1997 Annual Report to Shareholders. (Except for the pages and information therein expressly incorporated by reference in this Form 10-K, the Annual Report to Shareholders is provided solely for the information of the Commission and is not to be deemed "filed" as part of the Form 10-K.)

    21   Subsidiaries of the Registrant.

    23   Consent of Independent Auditors.

    24   Powers of Attorney.

    27   Financial Data Schedule.

* Items referred to in Exhibit 10 and incorporated by reference and Exhibits 10.1, 10.2 and 10.3 are either management contracts, compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 14(c) of Form 10-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on February 24, 1998.

                              PPG INDUSTRIES, INC.
                                 (Registrant)

                              By /s/ W. H. Hernandez
                                ...............................................
                                 W. H. Hernandez, Senior Vice President,
                                 Finance

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated, on February 24, 1998.

      SIGNATURE                           CAPACITY

  /s/ R. W. LeBoeuf             Director, Chairman of the Board and Chief
 .....................            Executive Officer
    R. W. LeBoeuf

 /s/ W. H. Hernandez            Senior Vice President, Finance (Principal
 .....................            Financial and Accounting Officer)
   W. H. Hernandez

    E. B. Davis, Jr.            Director

    M. J. Hooper                Director

    A. J. Krowe                 Director


    N. C. Lautenbach            Director


                                          By /s/ W. H. Hernandez
    S. C. Mason                 Director    ...................................

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

    D. G. Vice                  Director

    D. R. Whitwam               Director

            INDEPENDENT AUDITORS' REPORT

            To the Board of Directors and Shareholders of PPG
            Industries, Inc.:

            We have audited the balance sheet of PPG Industries, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related statements of income and cash flows for each of the three years in the period ended December 31, 1997, and have issued our report thereon dated January 15, 1998; such financial statements and report are included in your 1997 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included financial statement schedule II, Valuation and Qualifying Accounts, of PPG Industries, Inc. and subsidiaries for the years ended December 31, 1997, 1996 and 1995. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

            /s/ Deloitte & Touche LLP
            DELOITTE & TOUCHE LLP

            Pittsburgh, Pennsylvania
            January 15, 1998

PPG INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
 FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                          BALANCE AT CHARGED TO
                          BEGINNING  COSTS AND                  BALANCE AT
      DESCRIPTION          OF YEAR    EXPENSES  DEDUCTIONS(/1/) END OF YEAR
      -----------          -------    --------  --------------- -----------
                                             (MILLIONS)
1997
 Deducted from assets to
  which they apply:
   Allowance for doubtful
    accounts ____________   $25.6      $10.2         $15.3         $20.5
                            =====      =====         =====         =====
1996
 Deducted from assets to
  which they apply:
   Allowance for doubtful
    accounts ____________   $28.2      $12.9         $15.5         $25.6
                            =====      =====         =====         =====
1995
 Deducted from assets to
  which they apply:
   Allowance for doubtful
    accounts ____________   $26.5      $ 8.1         $ 6.4         $28.2
                            =====      =====         =====         =====

                             ---------------------

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


4   The Shareholders' Rights     Exhibit 4     - Form 8-K, dated May 12, 1988.
    Plan.

10  The Nonqualified Retire-     Exhibit 10    - Form 10-Q for the quarter
    ment Plan.                                   ended March 31, 1996.

10  The Supplemental             Exhibit 10.2  - Form 10-Q for the quarter
    Executive Retirement                         ended September 30, 1995.
    Plan II.

10  Change in Control            Exhibit 10.5  - Form 10-Q for the quarter
    Employment Agreement.                        ended September 30, 1995.

10  PPG Industries Stock         Exhibit 10    - Form 10-Q for the quarter
    Plan.                                        ended March 31, 1997.

10  The Directors' Common        Exhibit 10.2  - Form 10-K for the year ended
    Stock Plan                                   December 31, 1996.


Exhibit                        Description
-------                        -----------
3.1         The bylaws.

10.1        PPG Industries, Inc. Incentive Compensation and Deferred Income
            Plan for Key Employees.

10.2        PPG Industries, Inc. Deferred Compensation Plan.

10.3        PPG Industries, Inc. Deferred Compensation Plan for Directors.

11          Computation of Earnings Per Share for the Five Years Ended
            December 31, 1997.

12          Computation of Ratio of Earnings to Fixed Charges for the Five
            Years Ended December 31, 1997.

13          Company's 1997 Annual Report to Shareholders.

21          Subsidiaries of the Registrant.

23          Consent of Independent Auditors.

24          Powers of Attorney.

27          Financial Data Schedule.

