Form 10-Q
period 1998-03-31
PPG INDUSTRIES INC
filed 1998-04-28
CIK 79879

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended     March 31, 1998         Commission File Number   1-1687
                    -------------------                             ----------


                              PPG INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

              Pennsylvania                                   25-0730780
(State or other jurisdiction of incorporation             (I.R.S. Employer
              or organization)                           Identification No.)



One PPG Place, Pittsburgh, Pennsylvania                         15272
(Address of principal executive offices)                      (Zip Code)


                                 (412) 434-3131
              (Registrant's telephone number, including area code)



As of March 31, 1998, 177,363,906 shares of the Registrant's common stock, par value $1.66-2/3 per share, were outstanding.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                   Yes          X                         No
                           ---------                          -------

                     PPG INDUSTRIES, INC. AND SUBSIDIARIES

                                     INDEX



                                                                    PAGE(S)
Part I.   Financial Information

  Item 1.   Financial Statements:

     Condensed Statement of Income....................................    2

     Condensed Balance Sheet..........................................    3

     Condensed Statement of Cash Flows................................    4

     Notes to Condensed Financial Statements..........................  5-8

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations........................ 9-12


Part II.   Other Information

  Item 2.  Change in Securities and Use of Proceeds...................   13

  Item 4.  Submission of Matters to a Vote of Security Holders........13-14

  Item 6.  Exhibits and Reports on Form 8-K...........................   14

Signature.............................................................   15

                        PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements
------------------------------

                     PPG INDUSTRIES, INC. AND SUBSIDIARIES

                   Condensed Statement of Income (Unaudited)
                   -----------------------------------------
                      (Millions, except per share amounts)


                                                                            Three Months Ended March 31
                                                                     ------------------------------------------
                                                                             1998                  1997
                                                                     --------------------  --------------------

Net sales..........................................................               $1,913                $1,777
Cost of sales......................................................                1,145                 1,087
                                                                                  ------                ------
   Gross profit....................................................                  768                   690
                                                                                  ------                ------

Other expenses (earnings):
   Selling, general and administrative.............................                  263                   248
   Depreciation....................................................                   89                    85
   Research and development........................................                   67                    58
   Interest........................................................                   30                    25
   Other charges...................................................                   18                    20
   Other earnings..................................................                  (27)                  (25)
                                                                                  ------                ------

       Total other expenses - net..................................                  440                   411
                                                                                  ------                ------


Income before income taxes and minority interest...................                  328                   279

Income taxes.......................................................                  126                   106

Minority interest..................................................                   10                     7
                                                                                  ------                ------

Net income.........................................................               $  192                $  166
                                                                                  ======                ======

Earnings per share (Note 2)........................................               $ 1.08                $ 0.91
                                                                                  ======                ======

Earnings per share - assuming dilution (Note 2)....................               $ 1.07                $ 0.90
                                                                                  ======                ======

Dividends per share................................................               $ 0.34                $ 0.33
                                                                                  ======                ======

The accompanying notes to the condensed financial statements are an integral part of this statement.

                     PPG INDUSTRIES, INC. AND SUBSIDIARIES

                      Condensed Balance Sheet (Unaudited)
                      -----------------------------------

                                                                          March 31              Dec. 31
                                                                            1998                 1997
                                                                     -------------------  -------------------
Assets                                                                              (Millions)
------
Current Assets:
   Cash and cash equivalents.......................................            $    141             $    129
   Receivables-net.................................................               1,443                1,353
   Inventories (Note 3)............................................                 898                  863
   Other...........................................................                 247                  239
                                                                               --------             --------
       Total current assets........................................               2,729                2,584

Property (less accumulated depreciation of
   $3,938 million and $3,903 million)..............................               2,878                2,855
Investments........................................................                 249                  219
Other assets.......................................................               1,250                1,210
                                                                               --------             --------
       Total.......................................................            $  7,106             $  6,868
                                                                               ========             ========

Liabilities and Shareholders' Equity
------------------------------------
Current liabilities:
   Short-term borrowings and current
       portion of long-term debt...................................            $    522             $    444
   Accounts payable and accrued liabilities........................               1,212                1,210
   Income taxes....................................................                  84                    8
                                                                               --------             --------
       Total current liabilities...................................               1,818                1,662

Long-term debt.....................................................               1,230                1,257
Deferred income taxes..............................................                 409                  406
Accumulated provisions.............................................                 421                  421
Other postretirement benefits......................................                 534                  531
                                                                               --------             --------
       Total liabilities...........................................               4,412                4,277
                                                                               --------             --------

Commitments and contingent liabilities  (Note 7)...................
Minority interest..................................................                  87                   82
                                                                               --------             --------

Shareholders' equity:
   Common stock....................................................                 484                  484
   Additional paid-in capital......................................                 103                   99
   Retained earnings...............................................               5,371                5,239
   Treasury stock..................................................              (3,029)              (2,990)
   Unearned compensation...........................................                (150)                (162)
   Accumulated other comprehensive loss (Note 4)...................                (172)                (161)
                                                                               --------             --------
       Total shareholders' equity..................................               2,607                2,509
                                                                               --------             --------

       Total.......................................................            $  7,106             $  6,868
                                                                               ========             ========

The accompanying notes to the condensed financial statements are an integral part of this statement.

                     PPG INDUSTRIES, INC. AND SUBSIDIARIES

                 Condensed Statement of Cash Flows (Unaudited)
                 ---------------------------------------------

                                                                            Three Months Ended March 31
                                                                    -------------------------------------------
                                                                            1998                  1997
                                                                    --------------------  ---------------------
                                                                                    (Millions)

Cash from operating activities....................................               $  219                 $  163
                                                                                 ------                 ------

Investing activities:
   Capital spending...............................................                 (180)                  (103)
   Reduction of investments.......................................                    1                      3
   Other..........................................................                    1                      1
                                                                                 ------                 ------
       Cash used for investing activities.........................                 (178)                   (99)
                                                                                 ------                 ------

Financing activities:
   Net change in borrowings with
       maturities of three months or less.........................                   78                    (63)
   Proceeds from other short-term debt............................                   40                     26
   Repayment of other short-term debt.............................                  (31)                   (23)
   Proceeds from long-term debt...................................                    4                    203
   Repayment of long-term debt....................................                  (32)                   (24)
   Repayment of loans by employee stock
       ownership plan.............................................                   13                     12
   Purchase of treasury stock, net................................                  (41)                   (94)
   Dividends paid.................................................                  (60)                   (60)
                                                                                 ------                 ------
       Cash used for financing activities.........................                  (29)                   (23)
                                                                                 ------                 ------

Effect of currency exchange rate changes
   on cash and cash equivalents...................................                    -                     (1)
                                                                                 ------                 ------

Net increase in cash and cash equivalents.........................                   12                     40

Cash and cash equivalents, beginning of period....................                  129                     70
                                                                                 ------                 ------

Cash and cash equivalents, end of period..........................               $  141                 $  110
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

                     PPG INDUSTRIES, INC. AND SUBSIDIARIES

              Notes to Condensed Financial Statements (Unaudited)
              ---------------------------------------------------


1.  Financial Statements
    --------------------

     The condensed financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position of PPG Industries, Inc. and subsidiaries (the Company or PPG) at March 31, 1998, and the results of their operations and their cash flows for the three months ended March 31, 1998 and 1997. These condensed financial statements should be read in conjunction with the financial statements and notes thereto incorporated by reference in PPG's Annual Report on Form 10-K for the year ended December 31, 1997.

     The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

2.    Earnings Per Share
      ------------------

      The following table reflects the earnings per share calculations for the three months ended March 31, 1998 and 1997.

                                                                                    March 31
      (Millions, except per share amounts)                                  1998                  1997
                                                                    -------------------  --------------------
       Earnings per common share
          Net income..............................................               $  192                $  166
                                                                                 ------                ------

          Weighted average common shares outstanding..............                177.5                 182.3
                                                                                 ------                ------

          Earnings per common share...............................               $ 1.08                $ 0.91
                                                                                 ======                ======

       Earnings per common share - assuming dilution
          Net income..............................................               $  192                $  166
                                                                                 ------                ------

          Weighted average common shares outstanding..............                177.5                 182.3
          Effect of dilutive securities
            Stock options.........................................                  0.9                   0.9
            Other stock compensation plans........................                  1.0                   1.0
                                                                                 ------                ------
          Potentially dilutive common shares......................                  1.9                   1.9
                                                                                 ------                ------
          Adjusted common shares outstanding......................                179.4                 184.2
                                                                                 ------                ------

          Earnings per common share - assuming dilution...........               $ 1.07                $ 0.90
                                                                                 ======                ======

3.    Inventories
      -----------
  Inventories at March 31, 1998 and December 31, 1997 are detailed below.

                                                                         March 31              Dec. 31
                                                                           1998                  1997
                                                                    -------------------  --------------------
                                                                                    (Millions)
       Finished products and work in process......................                $ 625                 $ 608
       Raw materials..............................................                  159                   141
       Supplies...................................................                  114                   114
                                                                                  -----                 -----

           Total..................................................                $ 898                 $ 863
                                                                                  =====                 =====

     Most domestic and certain foreign inventories are valued using the last-in, first-out method. If the first-in, first-out method had been used, inventories would have been $187 million and $191 million higher at March 31, 1998 and December 31, 1997, respectively.

4.  Comprehensive Income
    --------------------

     During the three months ended March 31, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Total comprehensive income for the three months ended March 31, 1998 and 1997 was as follows:

                                                                           Three Months Ended March 31
                                                                    -------------------------------------------
                                                                            1998                  1997
                                                                    --------------------  ---------------------
                                                                                     (Millions)
       Net income.................................................                $ 192                  $ 166
       Other comprehensive income
          Unrealized currency translation loss....................                  (11)                   (58)
                                                                                  -----                  -----

           Total comprehensive income.............................                $ 181                  $ 108
                                                                                  =====                  =====

     As of March 31, 1998 and December 31, 1997, accumulated other comprehensive loss, as reflected on the condensed balance sheet, was comprised of the following:

                                                                          March 31               Dec. 31
                                                                            1998                  1997
                                                                    --------------------  ---------------------
                                                                                     (Millions)
       Minimum pension liability adjustment.......................                $ (25)                 $ (25)
       Currency translation adjustment............................                 (147)                  (136)
                                                                                  -----                  -----

           Accumulated other comprehensive loss...................                $(172)                 $(161)
                                                                                  =====                  =====

5.  Cash Flow Information
    ---------------------

     Cash payments for interest were $23 million and $19 million for the three months ended March 31, 1998 and 1997, respectively. Net cash payments for income taxes for the three months ended March 31, 1998 and 1997 were $44 million and $46 million, respectively.

6.  Business Segment Information
    ----------------------------

                                                                            Three Months Ended March 31
                                                                     ------------------------------------------
                                                                             1998                  1997
                                                                     --------------------  --------------------
                                                                                    (Millions)
     Net sales:
       Coatings....................................................               $  821                $  713
       Glass.......................................................                  687                   659
       Chemicals...................................................                  405                   405
                                                                                  ------                ------

          Total....................................................               $1,913                $1,777
                                                                                  ======                ======

     Operating income:
       Coatings....................................................               $  130                $  124
       Glass.......................................................                  109                    89
       Chemicals...................................................                  111                    89
                                                                                  ------                ------

          Total....................................................                  350                   302

     Interest expense - net........................................                  (27)                  (23)

     Other unallocated corporate income - net......................                    5                     -
                                                                                  ------                ------

     Income before income taxes and minority interest..............               $  328                $  279
                                                                                  ======                ======

7.    Commitments and Contingent Liabilities
      --------------------------------------

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

      It is PPG's policy to accrue expenses for environmental contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Reserves for environmental contingencies are
      exclusive of claims against third parties and are not discounted.   As of
      March 31, 1998 and December

      31, 1997, PPG had reserves for environmental contingencies totaling $98 million and $100 million. Pre-tax charges against income for environmental remediation costs for the three months ended March 31, 1998 and 1997 totaled $3 million and $7 million, respectively. Cash outlays related to such charges aggregated $5 million and $7 million for the three months ended March 31, 1998 and 1997, respectively.

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

      In addition to the amounts currently reserved, the Company may be subject to loss contingencies related to environmental matters estimated to be as much as $200 million to $400 million, which range is unchanged from December 31, 1997. Such unreserved losses are reasonably possible but are not currently considered to be probable of occurrence. Although insurers and other third parties may cover a portion of these costs, to the extent they are incurred, any potential recovery is not included in this unreserved exposure to future loss. The Company's environmental contingencies are expected to be resolved over an extended period of time.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations
         -------------

Performance Overview
Sales increased 8% during the first quarter of 1998 to $1.91 billion compared to $1.78 billion in the first quarter of 1997. Overall, sales increased as a result of a 12% improvement in volumes, including sales related to several acquisitions made in late 1997 and early 1998, primarily in our coatings segment. These improvements were partially offset by a 3% decline from foreign currency translation due to the strong U.S. dollar and a 1% decline due to the absence of sales from our surfactants business which was divested late in 1997.

The gross profit percentage increased to 40.1% compared to 38.8% in the prior year's quarter. The benefits realized from favorable sales mix changes in all our segments, improved manufacturing efficiencies within the glass segment, and lower raw materials and energy costs in our chemicals segment were partially offset by lower sales prices within our glass segment, and the negative effects of inflation.

Net income and earnings per share for the first quarter of 1998 were $192 million and $1.08, respectively, compared to net income and earnings per share of $166 million and $0.91, respectively, for the first quarter of 1997. The increase in net income in the current quarter is attributable to the same factors that contributed to the gross profit percentage increase described above, offset in part by higher selling, general and administrative expenses in our coatings segment as a result of increased sales volume, the negative effects of inflation on overhead costs in all our segments, increased interest costs due to higher outstanding indebtedness, and higher income tax expense. Reduced average shares outstanding, due to repurchases of PPG's common stock by the Company, favorably impacted earnings per share in the current quarter.

Performance of Business Segments
Coatings sales increased 15% to $821 million in the first quarter of 1998 compared to $713 million in the same quarter of 1997. A 19% sales volume increase, including sales from recent acquisitions, was partially offset by a 4% decline from foreign currency translation. Sales generated from several acquisitions in late 1997 and early 1998 contributed substantially to the segment's sales growth in the quarter. Sales also increased due to the impact of worldwide volume gains for industrial coatings and automotive refinish products, volume increases in the North American architectural coatings business, and improved European and North American automotive products volumes. These sales improvements were partially offset by the unfavorable effects of foreign currency translation. Operating income increased to $130 million from $124 million when comparing the first quarter of 1998 and 1997. The improvement in operating income was due to the improved worldwide volumes for automotive refinish products, volume increases for our North American architectural coatings, industrial coatings and automotive products businesses, and the favorable impact of recent acquisitions. Partially offsetting these positive factors were higher selling, general and administrative expenses principally associated with the increased sales levels in our North American industrial coatings, automotive products, and architectural coatings businesses, and higher legal expenses.

Glass sales increased 4% to $687 million in the first quarter of 1998 compared to $659 million in the first quarter of 1997. An 8% sales volume increase, including sales associated with an acquisition, was partially offset by a 1% decline in sales prices in certain businesses, and a 3% decline due to foreign currency translation. Volume increases for our North American automotive replacement and automotive original glass products, European glass products, and worldwide fiber glass products were partially offset by lower selling prices for our North American automotive replacement glass and flat glass products. Operating income increased to $109 million in the first quarter of 1998 compared to $89 million in the prior year's quarter. The increase in operating income was due to the same factors that contributed to the higher sales levels, improved manufacturing efficiencies, and increased equity earnings. The negative effects of inflation and foreign currency translation only partially offset these favorable factors.

Chemicals sales remained constant at $405 million when comparing the first quarter of 1998 and the first quarter of 1997. A 7% sales volume increase was fully offset by a 6% reduction associated with the divestiture of the surfactants business in late 1997 and a 1% decline from foreign currency translation. Sales volume increases were principally related to our optical products business and, to a lesser degree, chlor-alkali and derivative products. Operating income increased to $111 million in the current quarter versus $89 million in the comparable quarter of the prior year. The improvement in operating income was due to the favorable volume increases in our optical products business previously discussed, lower raw material and energy costs within our chlor-alkali and derivatives business, and lower environmental costs.

Other Factors
The increase in accounts receivable principally results from higher sales in the first quarter of 1998 compared with the fourth quarter of 1997.

The increase in short-term borrowings principally results from the issuance of commercial paper in the first quarter of 1998.

The increase in income tax expense in the current quarter is the result of higher pre-tax earnings as well as an increased effective tax rate, which increased to 38.5% during the first quarter of 1998 compared to 38.0% in the first quarter of 1997, due to higher anticipated taxes on foreign earnings. The increase in income taxes payable was principally the result of the timing of estimated tax payments.

Acquisitions and Divestitures
In January, 1998, the Company completed the purchase of the automotive coatings business of Helios-Lacke Bollig & Kemper GmbH & Co. KG of Cologne, Germany, and the purchase from Chrysler Corporation of certain assets of an automotive glass plant in Evart, Michigan. The Company has performed preliminary purchase price allocations as of March 31, 1998 and the operating activity associated with these acquisitions has been reflected in the Company's operations from the acquisition dates.

PPG's European flat and automotive glass businesses are not performing at levels that meet the Company's strategic and performance objectives. Therefore, the Company is actively engaged in discussions to sell these businesses. The annual sales generated by these businesses total approximately $450 million.

Accounting Standards
In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income." The adoption of this standard by the Company during the three months ended March 31, 1998 had no impact on the Company's financial position, results of operations or cash flows.

On March 4, 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which is effective for fiscal years beginning after December 15, 1998. The Company is currently in the process of evaluating the impact of this new standard on its financial position and results of operations.

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

It is PPG's policy to accrue expenses for environmental contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Reserves for environmental contingencies are exclusive of claims against third parties and are not discounted. As of March 31, 1998 and December 31, 1997, PPG had reserves for environmental contingencies totaling $98 million and $100 million. Pre-tax charges against income for environmental remediation costs for the three months ended March 31, 1998 and 1997 totaled $3 million and $7 million, respectively. Cash outlays related to such charges aggregated $5 million and $7 million for the three months ended March 31, 1998 and 1997, respectively.

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

In addition to the amounts currently reserved, the Company may be subject to loss contingencies related to environmental matters estimated to be as much as $200 million to $400 million, which range is unchanged from December 31, 1997. Such unreserved losses are reasonably possible but are not currently considered to be probable of occurrence. Although insurers and other third parties may cover a portion of these costs, to the extent they are incurred, any potential recovery is not included in this unreserved exposure to future loss. The Company's environmental contingencies are expected to be resolved over an extended period of time.

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

Market Risk
There were no material changes in the Company's exposure to market risk from December 31, 1997.

                          PART II.   OTHER INFORMATION

Item 2.   Change in Securities and Use of Proceeds
--------------------------------------------------

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

Under the Company's Deferred Compensation Plan for Directors, each Director must defer receipt of such compensation as the Board mandates. Currently, the Board mandates deferral of one-third of each payment of the basic annual retainer of each Director. Each Director may also elect to defer the receipt of (i) an additional one-third of each payment of the basic annual retainer, (ii) all of the basic annual retainer, or (iii) all compensation. All deferred payments are held in the form of Common Stock Equivalents. Payments out of the deferred accounts are made in the form of Common Stock of the Company (and cash as to any fractional Common Stock Equivalent). In the first quarter of 1998, the Directors, as a group, were credited with 1,826 Common Stock Equivalents under this Plan. The values of the Common Stock Equivalents, when credited, ranged from $53.375 to $67.938.

Under the Directors' Common Stock Plan, each Director who neither is nor was an employee of the Company is credited annually with Common Stock Equivalents worth one-half of the Director's basic annual retainer. No more than 10 years of credits may be made for the account of any director. Upon termination of service, the Common Stock Equivalents held in a Director's account are converted to and paid in Common Stock of the Company (and cash as to any fractional Common Stock Equivalent). In the first quarter of 1998, the Directors, as a group, received 200 Common Stock Equivalents under this Plan. The value of each Common Stock Equivalent, when credited, was $65.438.

Item 4.   Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

At the Company's Annual Meeting of Shareholders held on April 16, 1998 (the "Annual Meeting"), the shareholders voted on the following matters with the results shown below.

1. On the matter of the election of four directors to serve for the terms indicated in the proxy statement relating to the Annual Meeting, the vote was as follows:

                Nominees                           Votes For                      Votes Withheld
       -------------------------           -----------------------           -----------------------
         Erroll B. Davis, Jr.                     142,104,178                         3,232,008
         Allen J. Krowe                           142,076,695                         3,259,491
         Robert Mehrabian                         142,112,295                         3,223,891
         Ned C. Lautenbach                        142,111,862                         3,224,324

     There were no broker nonvotes with respect to this matter.

     Each of the nominees was therefore elected a director to serve for the terms indicated in the proxy statement relating to the Annual Meeting.

2. On the matter of the election of Deloitte & Touche LLP as auditors for the Company for the year 1998, the vote was as follows:

     For:  144,125,857            Against:  633,500          Abstain:  564,918

     There were no broker nonvotes with respect to this matter.

     Therefore, Deloitte & Touche LLP were elected auditors for the Company for 1998.

Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------


     (a)  Exhibits

          (3)  PPG Industries, Inc. By-Laws

          (12) Computation of Ratio of Earnings to Fixed Charges

          (27) Financial Data Schedule

     (b)  Reports on Form 8-K

          (1) The Company filed a Form 8-K on January 16, 1998, dated January 15, 1998, whereby the Company's press release reporting fourth quarter 1997 earnings was filed as an exhibit.

          (2) The Company filed a Form 8-K on March 4, 1998, dated February 19, 1998, to report the declaration of a dividend of preferred share purchase rights to stockholders of record on April 6, 1998 and to file the related exhibits.

                                   SIGNATURE
                                   ---------




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                     PPG INDUSTRIES, INC.
                                            ------------------------------------
                                                        (Registrant)





Date:      April 28, 1998                      By       /s/ W. H. Hernandez
                                                 -------------------------------
                                                          W. H. Hernandez
                                                 Senior Vice President, Finance
                                                     (Principal Financial and
                                                      Accounting Officer and
                                                     Duly Authorized Officer)

                     PPG INDUSTRIES, INC. AND SUBSIDIARIES
                     -------------------------------------


                               INDEX TO EXHIBITS


Exhibit
Number    Description
------    -----------

(3)       PPG Industries, Inc. By-Laws

(12)      Statements Re Computation of Ratios

(27)      Financial Data Schedule