Form 10-Q
period 1998-06-30
PPG INDUSTRIES INC
filed 1998-08-04
CIK 79879

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended       June 30, 1998                  Commission File Number    1-1687
                    -----------------------                                   ------------



                              PPG INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)



                 Pennsylvania                                  25-0730780
(State or other jurisdiction of incorporation              (I.R.S. Employer
               or organization)                            Identification No.)

     One PPG Place, Pittsburgh, Pennsylvania                     15272
     (Address of principal executive offices)                  (Zip Code)



                                 (412) 434-3131
              (Registrant's telephone number, including area code)



As of June 30, 1998, 176,990,956 shares of the Registrant's common stock, par value $1.66-2/3 per share, were outstanding.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                   Yes          X                         No
                              ------                        -------

                     PPG INDUSTRIES, INC. AND SUBSIDIARIES



                                     INDEX



                                                                                         PAGE(S)

Part I.   Financial Information

  Item 1.   Financial Statements:



     Condensed Statement of Income.........................................                  2

     Condensed Balance Sheet...............................................                  3

     Condensed Statement of Cash Flows.....................................                  4

     Notes to Condensed Financial Statements...............................                5-9


  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations............................              10-15

  Item 3.   Quantitative and Qualitative Disclosures About Market Risk.....                 15

Part II.  Other Information

  Item 2.   Change in Securities and Use of Proceeds.......................                 16

  Item 6.   Exhibits and Reports on Form 8-K...............................                 16


Signature..................................................................                 17


                        PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements
------------------------------

                     PPG INDUSTRIES, INC. AND SUBSIDIARIES

                   Condensed Statement of Income (Unaudited)
                   -----------------------------------------
                      (Millions, except per share amounts)


                                                              Three Months                    Six Months
                                                              Ended June 30                  Ended June 30
                                                      -----------------------------  -----------------------------
                                                           1998           1997           1998            1997
                                                      --------------  -------------  -------------  --------------

Net sales...........................................         $2,004         $1,944         $3,917          $3,721
Cost of sales.......................................          1,186          1,146          2,331           2,233
                                                             ------         ------         ------          ------
  Gross profit......................................            818            798          1,586           1,488
                                                             ------         ------         ------          ------

Other expenses (earnings):
  Selling, general and administrative...............            293            275            556             522
  Depreciation......................................             89             88            178             173
  Research and development..........................             67             61            134             119
  Interest..........................................             28             26             58              51
  Business divestitures and
   realignments (Note 3)............................             15              -             15               -
  Other charges.....................................             16             12             34              32
  Other earnings....................................            (26)           (26)           (53)            (50)
                                                             ------         ------         ------          ------

    Total other expenses - net......................            482            436            922             847
                                                             ------         ------         ------          ------

Income before income taxes and minority
  interest..........................................            336            362            664             641

Income taxes........................................            130            138            256             244

Minority interest...................................              7              6             17              13
                                                             ------         ------         ------          ------

Net income..........................................         $  199         $  218         $  391          $  384
                                                             ======         ======         ======          ======

Earnings per share (Note 2).........................         $ 1.13         $ 1.21         $ 2.21          $ 2.12
                                                             ======         ======         ======          ======

Earnings per share - assuming dilution
  (Note 2)..........................................         $ 1.11         $ 1.20         $ 2.18          $ 2.10
                                                             ======         ======         ======          ======

Dividends per share.................................         $ 0.36         $ 0.33         $ 0.70          $ 0.66
                                                             ======         ======         ======          ======


The accompanying notes to the condensed financial statements are an integral part of this statement.

                     PPG INDUSTRIES, INC. AND SUBSIDIARIES

                      Condensed Balance Sheet (Unaudited)
                      -----------------------------------

                                                                         June 30             Dec. 31
                                                                           1998                1997
                                                                    ------------------  ------------------
Assets                                                                            (Millions)
------
Current assets:
   Cash and cash equivalents......................................           $    151            $    129
   Receivables-net................................................              1,509               1,353
   Inventories (Note 4)...........................................                902                 863
   Other..........................................................                249                 239
                                                                             --------            --------
       Total current assets.......................................              2,811               2,584

Property (less accumulated depreciation of
   $4,013 million and $3,903 million).............................              2,889               2,855
Investments.......................................................                245                 219
Other assets......................................................              1,279               1,210
                                                                             --------            --------
       Total......................................................           $  7,224            $  6,868
                                                                             ========            ========

Liabilities and Shareholders' Equity
------------------------------------
Current liabilities:
   Short-term borrowings and current
       portion of long-term debt..................................           $    512            $    444
   Accounts payable and accrued liabilities.......................              1,245               1,210
   Income taxes...................................................                 35                   8
                                                                             --------            --------
       Total current liabilities..................................              1,792               1,662

Long-term debt....................................................              1,223               1,257
Deferred income taxes.............................................                445                 406
Accumulated provisions............................................                438                 421
Other postretirement benefits.....................................                537                 531
                                                                             --------            --------
       Total liabilities..........................................              4,435               4,277
                                                                             --------            --------

Commitments and contingent liabilities  (Note 8)..................
Minority interest.................................................                 86                  82
                                                                             --------            --------

Shareholders' equity:
   Common stock...................................................                484                 484
   Additional paid-in capital.....................................                108                  99
   Retained earnings..............................................              5,508               5,239
   Treasury stock.................................................             (3,057)             (2,990)
   Unearned compensation..........................................               (169)               (162)
   Accumulated other comprehensive loss (Note 5)..................               (171)               (161)
                                                                             --------            --------
       Total shareholders' equity.................................              2,703               2,509
                                                                             --------            --------

       Total......................................................           $  7,224            $  6,868
                                                                             ========            ========


The accompanying notes to the condensed financial statements are an integral part of this statement.

                     PPG INDUSTRIES, INC. AND SUBSIDIARIES

                 Condensed Statement of Cash Flows (Unaudited)
                 ---------------------------------------------

                                                                          Six Months Ended June 30
                                                                    ------------------------------------
                                                                           1998               1997
                                                                    ------------------  ----------------
                                                                                   (Millions)

Cash from operating activities....................................             $  462            $  438
                                                                               ------            ------

Investing activities:
   Capital spending...............................................               (285)             (198)
   Reduction of investments.......................................                  3                22
   Other..........................................................                  7                 4
                                                                               ------            ------
       Cash used for investing activities.........................               (275)             (172)
                                                                               ------            ------

Financing activities:
   Net change in borrowings with
       maturities of three months or less.........................                 75               (70)
   Proceeds from other short-term debt............................                 62                55
   Repayment of other short-term debt.............................                (64)              (50)
   Proceeds from long-term debt...................................                  4               204
   Repayment of long-term debt....................................                (43)              (39)
   Loans to employee stock ownership plan.........................                (26)              (26)
   Repayment of loans by employee stock
       ownership plan.............................................                 20                19
   Purchase of treasury stock, net................................                (67)             (202)
   Dividends paid.................................................               (124)             (119)
                                                                               ------            ------
       Cash used for financing activities.........................               (163)             (228)
                                                                               ------            ------

Effect of currency exchange rate changes
   on cash and cash equivalents...................................                 (2)               (3)
                                                                               ------            ------

Net increase in cash and cash equivalents.........................                 22                35

Cash and cash equivalents, beginning of period....................                129                70
                                                                               ------            ------

Cash and cash equivalents, end of period..........................             $  151            $  105
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

                     PPG INDUSTRIES, INC. AND SUBSIDIARIES

              Notes to Condensed Financial Statements (Unaudited)
              ---------------------------------------------------


1.  Financial Statements
    --------------------

     The condensed financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position of PPG Industries, Inc. and subsidiaries (the Company or PPG) at June 30, 1998, and the results of their operations and their cash flows for the three- and six-month periods ended June 30, 1998 and 1997. These condensed financial statements should be read in conjunction with the financial statements and notes thereto incorporated by reference in PPG's Annual Report on Form 10-K for the year ended December 31, 1997.

     The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

2.  Earnings Per Share
    ------------------

     The following table reflects the earnings per share calculations for the three and six months ended June 30, 1998 and 1997.

                                                               Three Months                Six Months
                                                              Ended June 30               Ended June 30
                                                        --------------------------  -------------------------
                                                            1998          1997          1998         1997
                                                        ------------  ------------  ------------  -----------
(Millions, except per share amounts)
Earnings per common share
  Net income..........................................        $  199        $  218        $  391       $  384
                                                              ------        ------        ------       ------
  Weighted average common shares
   outstanding........................................         177.0         180.1         177.3        181.1
                                                              ------        ------        ------       ------
  Earnings per common share...........................        $ 1.13        $ 1.21        $ 2.21       $ 2.12
                                                              ======        ======        ======       ======
Earnings per common share -
   assuming dilution
  Net income..........................................        $  199        $  218        $  391       $  384
                                                              ------        ------        ------       ------
  Weighted average common shares
   outstanding........................................         177.0         180.1         177.3        181.1
  Effect of dilutive securities:
   Stock options......................................           1.2           0.9           0.9          0.9
   Other stock compensation plans.....................           1.0           1.0           1.0          1.0
                                                              ------        ------        ------       ------
  Potentially dilutive common shares..................           2.2           1.9           1.9          1.9
                                                              ------        ------        ------       ------
  Adjusted common shares
   outstanding........................................         179.2         182.0         179.2        183.0
                                                              ------        ------        ------       ------
  Earnings per common share -
   assuming dilution..................................        $ 1.11        $ 1.20        $ 2.18       $ 2.10
                                                              ======        ======        ======       ======

3.  Business Acquisitions and Divestitures
    --------------------------------------

     In January 1998, the Company completed the purchase of the automotive coatings business of Helios-Lacke Bollig & Kemper GmbH & Co. KG of Cologne, Germany, and the purchase of certain assets of an automotive glass plant in Evart, Michigan, from Chrysler Corporation. The Company has completed final purchase price allocations as of June 30, 1998 and the operating activity associated with these acquisitions has been included in the Company's operations from the acquisition dates.

     PPG's European flat and automotive glass businesses have not performed at levels that meet the Company's strategic and performance objectives and, as a result, the Company has actively engaged in discussions to sell these businesses. An agreement with Glaverbel S.A., of Brussels, Belgium, was reached to sell the businesses in the third quarter of 1998 which will result in a gain to the Company. The annual sales generated by these businesses total approximately $450 million.

     Based on the current status of the Company's discussions to dispose of its equity interests in two Asian float glass plants, the Company performed a reassessment of the loss expected to be realized on the disposition of these equity interests. This reassessment resulted in the recognition of an additional $15 million pre-tax charge during the three months ended June 30, 1998.

4.    Inventories
      -----------

  Inventories at June 30, 1998 and December 31, 1997 are detailed below.

                                                                            June 30         Dec. 31
                                                                              1998            1997
                                                                         --------------  --------------
                                                                                   (Millions)
       Finished products and work in process...........................           $ 622           $ 608
       Raw materials...................................................             166             141
       Supplies........................................................             114             114
                                                                                  -----           -----

       Total...........................................................           $ 902           $ 863
                                                                                  =====           =====

Most domestic and certain foreign inventories are valued using the last-in, first-out method. If the first-in, first-out method had been used, inventories would have been $186 million and $191 million higher at June 30, 1998 and December 31, 1997, respectively.

5.    Comprehensive Income
      --------------------

      Total comprehensive income for the three and six months ended June 30, 1998 and 1997 was as follows:

                                                             Three Months                   Six Months
                                                             Ended June 30                Ended June 30
                                                     -----------------------------  --------------------------
                                                         1998            1997           1998          1997
                                                     -------------  --------------  ------------  ------------
                                                                            (Millions)
Net income.........................................          $ 199          $ 218         $ 391         $ 384
Other comprehensive income:
  Unrealized currency translation
   adjustment......................................              1            (21)          (10)          (79)
  Minimum pension liability
   adjustment......................................              -             (2)            -            (2)
                                                             -----          -----         -----         -----
                                                                 1            (23)          (10)          (81)
                                                             -----          -----         -----         -----
  Total comprehensive income.......................          $ 200          $ 195         $ 381         $ 303
                                                             =====          =====         =====         =====

     As of June 30, 1998 and December 31, 1997, accumulated other comprehensive loss, as reflected on the condensed balance sheet, was comprised of the following:

                                                                                  June 30       Dec. 31
                                                                                    1998          1997
                                                                                ------------  ------------
                                                                                        (Millions)
Minimum pension liability adjustment..........................................       $  (25)       $  (25)
Currency translation adjustment...............................................         (146)         (136)
                                                                                     ------        ------
  Accumulated other comprehensive loss........................................       $ (171)       $ (161)
                                                                                     ======        ======

6.    Cash Flow Information
      ---------------------

     Cash payments for interest were $62 million and $51 million for the six months ended June 30, 1998 and 1997, respectively. Net cash payments for income taxes for the six months ended June 30, 1998 and 1997 were $193 million and $203 million, respectively.

7.  Business Segment Information
    ----------------------------

                                                             Three Months                     Six Months
                                                            Ended June 30                   Ended June 30
                                                    ------------------------------  ------------------------------
                                                         1998            1997            1998            1997
                                                    --------------  --------------  --------------  --------------
                                                                               (Millions)
     Net sales:
       Coatings...................................         $  900          $  809          $1,721          $1,522
       Glass......................................            706             707           1,393           1,366
       Chemicals..................................            398             428             803             833
                                                           ------          ------          ------          ------

          Total...................................         $2,004          $1,944          $3,917          $3,721
                                                           ======          ======          ======          ======

     Operating income:
       Coatings...................................         $  161          $  171          $  291          $  295
       Glass......................................            121             116             230             205
       Chemicals..................................             97             102             208             191
                                                           ------          ------          ------          ------

          Total...................................            379             389             729             691

     Interest expense - net.......................            (25)            (24)            (52)            (47)

     Other unallocated corporate
       expense - net (a)..........................            (18)             (3)            (13)             (3)
                                                            ------          ------          ------          ------
     Income before income taxes and
       minority interest..........................         $  336          $  362           $ 664           $ 641
                                                           =======         ======           ======          ======

     (a) Includes in each 1998 period a pre-tax charge of $15 million related to the divestiture of equity interests in two Asian float glass plants.

8.   Commitments and Contingent Liabilities
     --------------------------------------

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

     It is PPG's policy to accrue expenses for environmental contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Reserves for environmental contingencies are exclusive of claims against third parties and are not discounted. As of June 30, 1998 and December 31, 1997, PPG had reserves for environmental contingencies totaling $95 million and $100 million, respectively. Pre-tax charges against income for environmental remediation costs for the six months ended June 30, 1998 and 1997 were $4 million and $10 million, respectively. Cash outlays related to such charges for the six months ended June 30, 1998 and 1997 aggregated $9 million and $16 million, respectively.

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

     The impact of evolving programs, such as natural resource damage claims, industrial site reuse initiatives and state voluntary remediation programs, also adds to the present uncertainties with regard to the ultimate resolution of this unreserved exposure to future loss. The Company's assessment of the potential impact of environmental contingencies is subject to considerable uncertainty due to the complex, ongoing and evolving process of investigation and remediation, if necessary, of such environmental contingencies.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
        of Operations
        -------------

Performance in the Second Quarter of 1998 Compared to the Second Quarter of 1997

Performance Overview
Sales increased 3% during the second quarter of 1998 to $2.00 billion compared to $1.94 billion in the second quarter of 1997. On an overall basis, the increased sales levels resulted from a 7% improvement in volumes, including sales related to several acquisitions made in late 1997 and early 1998, principally in our coatings segment. These improvements were partially offset by a 2% decline from foreign currency translation due to the strong U.S. dollar and a 2% decline due to the absence of sales from our surfactants business which was divested late in 1997.

The gross profit percentage declined slightly to 40.8% in the second quarter of 1998 compared to 41.0% in the same quarter of 1997. The combination of an unfavorable sales mix change in our coatings segment and slightly lower sales prices in our chemicals segment more than offset the manufacturing efficiencies realized within our coatings and glass segments.

Net income and earnings per share for the second quarter of 1998 were $199 million and $1.13, respectively, compared to net income and earnings per share of $218 million and $1.21, respectively, for the second quarter of 1997. Net income in the second quarter of 1998 was affected by the same factors which contributed to the decline in the gross profit percentage. In addition, net income was adversely affected by an additional $15 million provision for the estimated loss on disposition of equity interests in two Asian float glass plants and higher selling, general and administrative expenses due principally to growth initiatives in the coatings segment, the negative effects of inflation, and the effect of the General Motors strike.

Performance of Business Segments
Coatings sales increased 11% to $900 million in the second quarter of 1998 compared to $809 million in the same quarter of 1997. A 13% sales volume increase, a significant portion of which related to recent acquisitions, was partially offset by a 2% decline from foreign currency translation. In addition to the effects of recent acquisitions, the increase in sales is attributable to volume gains for worldwide industrial coatings products and North American architectural coatings products. The unfavorable effects of the General Motors strike partially offset these improvements. Operating income decreased to $161 million from $171 million when comparing the second quarter of 1998 and 1997. The decrease in operating income was attributable to higher selling, general and administrative expenses associated with growth initiatives, the negative effects of inflation, increased legal costs, and the impact of the General Motors strike. These unfavorable factors were partially offset by improved manufacturing efficiencies, increased sales volumes as previously discussed, and earnings generated by recent acquisitions.

Glass sales decreased slightly to $706 million in the second quarter of 1998 compared with $707 million in the same quarter of 1997. The effects of a 1% sales volume increase, including sales associated with an acquisition, was offset by a 1% decline due to foreign currency translation. Volume reductions for worldwide fiber glass products and North American automotive original glass products, principally due to the General Motors strike, were offset by volume increases in other North American glass product lines, sales increases associated with a recent acquisition, and worldwide sales price improvements for fiber glass products. Operating income increased to $121 million in the second quarter of 1998 compared to $116 million in the corresponding 1997 quarter. The increase in operating income was due to the benefits of manufacturing efficiencies at our North American glass operations, a slight reduction in overhead costs, and earnings related to a recent acquisition. A reduction in worldwide sales volume for our fiber glass products only partially offset these positive factors.

Chemicals sales decreased 7% to $398 million in the second quarter of 1997 compared to $428 million in the same quarter of the prior fiscal year. A 4% sales volume increase, including the effects of a recent acquisition, was more than offset by a 7% reduction associated with the divestiture of the surfactants business in late 1997, a 3% reduction related to lower sales prices, and a 1% decline from foreign currency translation. The effects of sales volume increases, principally related to our optical products business which includes Transitions/R/ optical lenses, were partially offset by lower volumes for chlor-alkali and derivative products. The reduction in sales prices related principally to chlorine products. Operating income decreased in the current quarter to $97 million compared to $102 million in the comparable quarter of the prior year as a result of lower selling prices as previously discussed and the absence of earnings related to the divested surfactants business. These negative factors were offset in part by increased volumes in our specialty chemicals business for Transitions/R/ optical lenses and lower raw materials costs within our chlor-alkali and derivatives business.


Performance in the First Six Months of 1998 Compared to the First Six Months of 1997

Performance Overview

Sales increased 5% for the first six months of 1998 to $3.92 billion compared to $3.72 billion for the first six months of 1997. The increase in sales in the current six-month period results from an overall 10% improvement in volumes, including sales related to several acquisitions made in late 1997 and early 1998, primarily in our coatings segment. These improvements were partially offset by the effects of a 2% decline from foreign currency translation due to the strong U.S. dollar, a 2% decline due to the absence of sales from our surfactants business which was divested late in 1997, and a 1% decline due to price.

The gross profit percentage improved slightly to 40.5% in the 1998 six-month period compared to 40.0% in the same prior-year period. The benefits realized from favorable sales mix changes in all of our segments, improved manufacturing efficiencies within our glass and coatings segments, and lower raw materials costs in our chemicals segment were largely offset by the negative effects of lower sales prices in our glass and chemicals segments, and the negative effects of inflation in our glass and coatings segments.

Net income and earnings per share for the current six-month period were $391 million and $2.21, respectively, compared to net income and earnings per share of $384 million and $2.12, respectively, for the same period of the prior fiscal year. The increase in the current period's net income is attributable to the same factors that contributed to the increased sales levels and the gross profit percentage increase described above, offset in part by an additional $15 million provision for the estimated loss on the disposition of equity interests in two Asian float glass plants, higher selling, general and administrative expenses associated with growth initiatives, higher legal expenses in our coatings segment, and the effects of the General Motors strike.

Performance of Business Segments
Coatings sales increased 13% to $1.72 billion in the current six-month period from $1.52 billion in the comparable six-month period of 1997. The effects of a 16% sales volume increase, including sales from recent acquisitions, was partially offset by a 3% decline from foreign currency translation. Sales generated from several acquisitions in late 1997 and early 1998 contributed substantially to the segment's sales growth in the current six-month period. Sales also increased due to the impact of volume gains for all product lines, particularly in our worldwide industrial and North American architectural coatings businesses. The unfavorable effects of the General Motors strike and slightly lower pricing for our automotive coatings products in North America and Europe partially offset these improvements. Operating income decreased to $291 million for the six months ended June 30, 1998 compared to $295 million in the prior-year's six-month period. The reduction in operating income was principally due to higher selling, general and administrative expenses associated with growth initiatives in all product lines, increased legal expenses, the impact of the General Motors strike, and the negative effects of inflation. These reductions were partially offset by the previously discussed volume improvements, overall manufacturing efficiencies, and the favorable effect of earnings contributions from recent acquisitions.

Glass sales increased 2% to $1.39 billion in the six-month period ended June 30, 1998 from $1.37 billion in the same period of 1997. The effects of a 5% sales volume increase, including a recent acquisition, was partially offset by a 2% decline from foreign currency translation and a 1% decline due to slightly lower sales prices. Volume increases were experienced in our North American automotive replacement glass and aircraft products businesses, and were partially offset by the General Motors strike. Additionally, worldwide sales price improvements for fiber glass products were more than offset by lower sales prices for North American glass products. Operating income increased to $230 million in the current six-month period compared to $205 million in last year's six-month period due to the same factors that contributed to the higher sales levels, improved manufacturing efficiencies at both glass and fiber glass operations, and a slight improvement in selling, general and administrative costs. These favorable factors were partially offset by the negative effects of inflation and the General Motors strike.

Chemicals sales decreased 4% to $803 million in the six months ended June 30, 1998 from $833 million in the same period of 1997. The decrease in chemical sales in the current six-month period is attributable to a 7% sales reduction associated with the divestiture of the surfactants business in late 1997, a 2% decline from foreign currency translation, and a 1% decline associated with lower selling prices. These unfavorable factors were partially offset by a 6% sales volume increase. The increase in sales volume was principally associated with our specialty chemicals business, specifically Transitions/R/ optical lenses. The lower sales prices experienced in the current year's six-month period related to chlor-alkali and derivative products. Operating income increased in the current year's six-month period to $208 million from $191 million in the same period last year. The improvement in operating income related to the previously discussed volume increases and lower raw material costs within our chlor-alkali and derivatives business, offset in part by the decline in sales prices for chlorine products and the negative effect on earnings of PPG's late 1997 surfactants business divestment.

Other Factors
The increase in accounts receivable principally results from acquisitions and higher sales volume in the second quarter of 1998 compared with the fourth quarter of 1997.

The increase in short-term borrowings principally results from the issuance of commercial paper in the second quarter of 1998.

The increase in income tax expense in the current quarter and six-month period is the result of an increase in the effective tax rate to 38.5% from 38.0% in the prior-year periods. The increased rate is due to higher anticipated taxes on foreign earnings. The increase in income taxes payable was principally the result of the timing of estimated tax payments.

Other assets increased principally from goodwill and intangible assets resulting from 1998 acquisition activities. Also contributing to the overall increase was the higher prepaid pension balance which was due to the recognition of net periodic pension income.

The increase in capital spending for the six-month period was primarily the result of business acquisitions during the first quarter of 1998.

Acquisitions and Divestitures
In January 1998, the Company completed the purchase of the automotive coatings business of Helios-Lacke Bollig & Kemper GmbH & Co. KG of Cologne, Germany, and the purchase of certain assets of an automotive glass plant in Evart, Michigan, from Chrysler Corporation. The Company completed final purchase price allocations as of June 30, 1998 and the operating activity associated with these acquisitions has been included in the Company's operations from the acquisition dates.

PPG's European flat and automotive glass businesses have not performed at levels that meet the Company's strategic and performance objectives and, as a result, the Company has actively engaged in discussions to sell these businesses. An agreement with Glaverbel S.A., of Brussels, Belgium, was reached to sell the businesses in the third quarter of 1998 which will result in a gain to the Company. The annual sales generated by these businesses total approximately $450 million.

Based on the current status of the Company's discussions to dispose of its equity interests in two Asian float glass plants, the Company performed a reassessment of the loss expected to be realized on the disposition of these equity interests. This reassessment resulted in the recognition of an additional $15 million pre-tax charge during the three months ended June 30, 1998.

Accounting Standards
On March 4, 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which is effective for fiscal years beginning after December 15, 1998. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 1999. The Company is currently in the process of evaluating the prospective impact of these standards on its financial position and results of operations.

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

It is PPG's policy to accrue expenses for environmental contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Reserves for environmental contingencies are exclusive of claims against third parties and are not discounted. As of June 30, 1998 and December 31, 1997, PPG had reserves for environmental contingencies totaling $95 million and $100 million, respectively. Pre-tax charges against income for environmental remediation costs for the six months ended June 30, 1998 and 1997 were $4 million and $10 million, respectively. Cash outlays related to such charges for the six months ended June 30, 1998 and 1997 aggregated $9 million and $16 million, respectively.

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

The impact of evolving programs, such as natural resource damage claims, industrial site reuse initiatives and state voluntary remediation programs, also adds to the present uncertainties with regard to the ultimate resolution of this unreserved exposure to future loss. The Company's assessment of the potential impact of environmental contingencies is subject to considerable uncertainty due to the complex, ongoing and evolving process of investigation and remediation, if necessary, of such environmental contingencies.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

There were no material changes in the Company's exposure to market risk from December 31, 1997.

                          PART II.  OTHER INFORMATION

Item 2.  Change in Securities and Use of Proceeds
-------------------------------------------------

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

Under the Company's Deferred Compensation Plan for Directors, each Director must defer receipt of such compensation as the Board mandates. Currently, the Board mandates deferral of one-third of each payment of the basic annual retainer of each Director. Each Director may also elect to defer the receipt of (i) an additional one-third of each payment of the basic annual retainer, (ii) all of the basic annual retainer, or (iii) all compensation. All deferred payments are held in the form of Common Stock Equivalents. Payments out of the deferred accounts are made in the form of Common Stock of the Company (and cash as to any fractional Common Stock Equivalent). In the second quarter of 1998, the Directors, as a group, were credited with 1,349 Common Stock Equivalents under this Plan. The values of the Common Stock Equivalents, when credited, ranged from $69.562 to $72.875.

Under the Directors' Common Stock Plan, each Director who neither is nor was an employee of the Company is credited annually with Common Stock Equivalents worth one-half of the Director's basic annual retainer. No more than 10 years of credits may be made for the account of any director. Upon termination of service, the Common Stock Equivalents held in a Director's account are converted to and paid in Common Stock of the Company (and cash as to any fractional Common Stock Equivalent). In the second quarter of 1998, the Directors, as a group, received 1,903 Common Stock Equivalents under this Plan. The value of each Common Stock Equivalent, when credited, ranged from $69.825 to $70.937.

Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------


     (a)  Exhibits

          (12) Computation of Ratio of Earnings to Fixed Charges.

          (27)  Financial Data Schedule.


     (b)  Reports on Form 8-K

          (1) The Company filed a Form 8-K on May 13, 1998, dated May 6, 1998, which included a press release announcing that Glaverbel S.A., of Brussels, Belgium, confirmed its intention to purchase the Company's European flat and automotive glass businesses.

                                   SIGNATURE
                                   ---------




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            PPG INDUSTRIES, INC.
                                  -------------------------------------------
                                              (Registrant)




Date:      August 4, 1998          By        /s/ W. H. Hernandez
                                      -----------------------------------------
                                               W. H. Hernandez
                                        Senior Vice President, Finance
                                          (Principal Financial and
                                           Accounting Officer and
                                          Duly Authorized Officer)

                     PPG INDUSTRIES, INC. AND SUBSIDIARIES
                     -------------------------------------


                               INDEX TO EXHIBITS



Exhibit
   No.      Description
----------  ------------
  (12)      Computation of Ratio of Earnings to Fixed Charges
  (27)      Financial Data Schedule