Form 10-Q
period 1998-09-30
PPG INDUSTRIES INC
filed 1998-11-05
CIK 79879

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended   September 30, 1998         Commission File Number  1-1687
                  -----------------------                             ---------



                              PPG INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)



               Pennsylvania                                                               25-0730780
(State or other jurisdiction of incorporation                                            (I.R.S. Employer
              or organization)                                                          Identification No.)

   One PPG Place, Pittsburgh, Pennsylvania                                                      15272
  (Address of principal executive offices)                                                    (Zip Code)


                                 (412) 434-3131
              (Registrant's telephone number, including area code)



As of September 30, 1998, 177,188,827 shares of the Registrant's common stock, par value $1.66-2/3 per share, were outstanding.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                   Yes          X                         No
                              ------                         ------

                     PPG INDUSTRIES, INC. AND SUBSIDIARIES



                                     INDEX

                                                                                    PAGE(S)

Part I.   Financial Information

  Item 1.   Financial Statements:

     Condensed Statement of Income................................................       2

     Condensed Balance Sheet......................................................       3

     Condensed Statement of Cash Flows............................................       4

     Notes to Condensed Financial Statements......................................     5-9


  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations....................................   10-18

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk.............      18

Part II.  Other Information

  Item 1.  Legal Proceedings......................................................      19

  Item 2.  Change in Securities and Use of Proceeds...............................      19

  Item 6.  Exhibits and Reports on Form 8-K.......................................      20

Signature.........................................................................      21


                        PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements
------------------------------

                     PPG INDUSTRIES, INC. AND SUBSIDIARIES

                   Condensed Statement of Income (Unaudited)
                   -----------------------------------------
                      (Millions, except per share amounts)

                                                              Three Months                    Nine Months
                                                             Ended Sept. 30                 Ended Sept. 30
                                                      -----------------------------  -----------------------------
                                                           1998           1997           1998            1997
                                                      --------------  -------------  -------------  --------------

Net sales...........................................         $1,804         $1,812         $5,721          $5,533
Cost of sales.......................................          1,082          1,079          3,413           3,312
                                                             ------         ------         ------          ------
  Gross profit......................................            722            733          2,308           2,221
                                                             ------         ------         ------          ------

Other expenses (earnings):
  Selling, general and administrative...............            282            266            838             788
  Depreciation......................................             87             88            265             261
  Research and development..........................             68             63            202             182
  Interest..........................................             27             25             85              76
  Business divestitures and
   realignments (Note 3)............................              -              -             15               -
  Other charges.....................................             22             31             56              63
  Other earnings (Note 3)...........................           (141)           (24)          (194)            (74)
                                                             ------         ------         ------          ------

    Total other expenses - net......................            345            449          1,267           1,296
                                                             ------         ------         ------          ------

Income before income taxes and minority
  interest..........................................            377            284          1,041             925

Income taxes........................................            124            108            380             352

Minority interest...................................              5              5             22              18
                                                             ------         ------         ------          ------

Net income..........................................         $  248         $  171         $  639          $  555
                                                             ======         ======         ======          ======

Earnings per common share (Note 2)..................         $ 1.40         $ 0.96         $ 3.61          $ 3.08
                                                             ======         ======         ======          ======

Earnings per common share - assuming
    dilution (Note 2)...............................         $ 1.39         $ 0.95         $ 3.57          $ 3.05
                                                             ======         ======         ======          ======

Dividends per share.................................         $ 0.36         $ 0.33         $ 1.06          $ 0.99
                                                             ======         ======         ======          ======


The accompanying notes to the condensed financial statements are an integral part of this statement.

                     PPG INDUSTRIES, INC. AND SUBSIDIARIES

                      Condensed Balance Sheet (Unaudited)
                      -----------------------------------

                                                                         Sept. 30            Dec. 31
                                                                           1998                1997
                                                                    ------------------  ------------------
                                                                                  (Millions)
Assets
-------
Current assets:
   Cash and cash equivalents......................................           $    264            $    129
   Receivables-net................................................              1,354               1,353
   Inventories (Note 4)...........................................                870                 863
   Other..........................................................                228                 239
                                                                             --------            --------
       Total current assets.......................................              2,716               2,584

Property (less accumulated depreciation of
   $3,742 million and $3,903 million).............................              2,806               2,855
Investments.......................................................                241                 219
Other assets......................................................              1,370               1,210
                                                                             --------            --------
       Total......................................................           $  7,133            $  6,868
                                                                             ========            ========

Liabilities and Shareholders' Equity
------------------------------------
Current liabilities:
   Short-term borrowings and current
       portion of long-term debt..................................           $    335            $    444
   Accounts payable and accrued liabilities.......................              1,164               1,210
   Income taxes...................................................                 31                   8
                                                                             --------            --------
       Total current liabilities..................................              1,530               1,662

Long-term debt....................................................              1,203               1,257
Deferred income taxes.............................................                429                 406
Accumulated provisions............................................                424                 421
Other postretirement benefits.....................................                540                 531
                                                                             --------            --------
       Total liabilities..........................................              4,126               4,277
                                                                             --------            --------

Commitments and contingent liabilities  (Note 9)..................
Minority interest.................................................                 86                  82
                                                                             --------            --------

Shareholders' equity:
   Common stock...................................................                484                 484
   Additional paid-in capital.....................................                108                  99
   Retained earnings..............................................              5,692               5,239
   Treasury stock.................................................             (3,060)             (2,990)
   Unearned compensation..........................................               (158)               (162)
   Accumulated other comprehensive loss (Note 6)..................               (145)               (161)
                                                                             --------            --------
       Total shareholders' equity.................................              2,921               2,509
                                                                             --------            --------

       Total......................................................           $  7,133            $  6,868
                                                                             ========            ========


The accompanying notes to the condensed financial statements are an integral part of this statement.

                     PPG INDUSTRIES, INC. AND SUBSIDIARIES

                 Condensed Statement of Cash Flows (Unaudited)
                 ---------------------------------------------

                                                                             Nine Months Ended
                                                                    ------------------------------------
                                                                                  Sept. 30
                                                                    ------------------------------------
                                                                           1998               1997
                                                                    ------------------  ----------------
                                                                                 (Millions)

Cash from operating activities....................................        $  715             $  724
                                                                          ------             ------

Investing activities:
   Capital spending
       Additions to property and investments......................          (332)              (277)
       Business acquisitions, net of cash balances
           acquired...............................................          (198)               (58)
   Proceeds from business divestitures............................           278                  -
   Reduction of investments.......................................            15                 22
   Other..........................................................            11                  3
                                                                          ------             ------
       Cash used for investing activities.........................          (226)              (310)
                                                                          ------             ------

Financing activities:
   Net change in borrowings with
       maturities of three months or less.........................           (55)               (85)
   Proceeds from other short-term debt............................           101                 65
   Repayment of other short-term debt.............................           (92)               (61)
   Proceeds from long-term debt...................................             8                217
   Repayment of long-term debt....................................           (61)               (52)
   Loans to employee stock ownership plan.........................           (26)               (27)
   Repayment of loans by employee stock
       ownership plan.............................................            31                 25
   Purchase of treasury stock, net................................           (70)              (294)
   Dividends paid.................................................          (188)              (179)
                                                                          ------             ------
       Cash used for financing activities.........................          (352)              (391)
                                                                          ------             ------

Effect of currency exchange rate changes
   on cash and cash equivalents...................................            (2)                (3)
                                                                          ------             ------

Net increase in cash and cash equivalents.........................           135                 20

Cash and cash equivalents, beginning of period....................           129                 70
                                                                          ------             ------

Cash and cash equivalents, end of period..........................        $  264             $   90
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

                     PPG INDUSTRIES, INC. AND SUBSIDIARIES

              Notes to Condensed Financial Statements (Unaudited)
              ---------------------------------------------------


1.  Financial Statements
    --------------------

     The condensed financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position of PPG Industries, Inc. and subsidiaries (the Company or PPG) at September 30, 1998, and the results of their operations and their cash flows for the three- and nine-month periods ended September 30, 1998 and 1997. These condensed financial statements should be read in conjunction with the financial statements and notes thereto incorporated by reference in PPG's Annual Report on Form 10-K for the year ended December 31, 1997.

     The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

2.  Earnings Per Share
    ------------------

     The following table reflects the earnings per share calculations for the three and nine months ended September 30, 1998 and 1997.

                                                               Three Months                Nine Months
                                                              Ended Sept. 30             Ended Sept. 30
                                                        --------------------------  -------------------------
                                                            1998          1997          1998         1997
                                                        ------------  ------------  ------------  -----------
(Millions, except per share amounts)
Earnings per common share
  Net income..........................................        $  248        $  171        $  639       $  555
                                                              ------        ------        ------       ------
  Weighted average common shares
   outstanding........................................         177.0         178.8         177.2        180.4
                                                              ------        ------        ------       ------
  Earnings per common share...........................        $ 1.40        $ 0.96        $ 3.61       $ 3.08
                                                              ======        ======        ======       ======
Earnings per common share -
   assuming dilution
  Net income..........................................        $  248        $  171        $  639       $  555
                                                              ------        ------        ------       ------
  Weighted average common shares
   outstanding........................................         177.0         178.8         177.2        180.4
  Effect of dilutive securities:
   Stock options......................................           0.6           1.0           0.8          0.9
   Other stock compensation plans.....................           1.1           1.0           1.0          0.9
                                                              ------        ------        ------       ------
  Potentially dilutive common shares..................           1.7           2.0           1.8          1.8
                                                              ------        ------        ------       ------
  Adjusted common shares
   outstanding........................................         178.7         180.8         179.0        182.2
                                                              ------        ------        ------       ------
  Earnings per common share -
   assuming dilution..................................        $ 1.39        $ 0.95        $ 3.57       $ 3.05
                                                              ======        ======        ======       ======

3.   Business Acquisitions and Divestitures
     --------------------------------------

     On September 25, 1998, the Company completed the acquisition of the technical coatings business of Orica Ltd. of Melbourne, Australia for approximately $132 million. The purchase of certain additional assets related to this business is expected to be completed during the fourth quarter of 1998. The purchase included Orica's automotive refinish, automotive original equipment, coil, packaging and industrial coatings businesses. A preliminary purchase price allocation for this acquisition was used in preparing the September 30, 1998 condensed balance sheet and is subject to adjustment.

     Effective July 31, 1998, the Company completed the sale of its European flat and automotive glass businesses to Glaverbel S.A. of Brussels, Belgium for $266 million in cash plus the assumption of certain indebtedness. The sale resulted in a pre-tax gain of approximately $85 million which has been included in other earnings in the condensed statement of income. The annual sales generated by these businesses totaled approximately $450 million. Also in the third quarter, the Company sold the European decorative coatings business previously acquired in the 1997 acquisition of Max Meyer Duco S.p.A. The selling price approximated the carrying value of the net assets sold.

     In January 1998, the Company completed the purchase of the automotive coatings business of Helios-Lacke Bollig & Kemper GmbH & Co. KG of Cologne, Germany, and the purchase of the assets of an automotive glass plant in Evart, Michigan, from Chrysler Corporation. The Company has completed final purchase price allocations for these acquisitions and the operating activity associated with these acquisitions has been included in the Company's operations from the acquisition dates.

     Based on the current status of the Company's discussions to dispose of its equity interests in two Asian float glass plants, the Company performed a reassessment of the loss expected to be realized on the disposition of these equity interests. This reassessment resulted in the recognition of an additional $15 million pre-tax charge during the nine months ended September 30, 1998.

4.   Inventories
     -----------

     Inventories at September 30, 1998 and December 31, 1997 are detailed below.

                                                                            Sept. 30        Dec. 31
                                                                              1998            1997
                                                                         --------------  --------------
                                                                                    (Millions)
       Finished products and work in process...........................           $ 605           $ 608
       Raw materials...................................................             160             141
       Supplies........................................................             105             114
                                                                                  -----           -----

             Total.....................................................           $ 870           $ 863
                                                                                  =====           =====

     Most domestic and certain foreign inventories are valued using the last-in, first-out method. If the first-in, first-out method had been used, inventories would have been $182 million and $191 million higher at September 30, 1998 and December 31, 1997, respectively.

5 .  Challenge 2000 Stock Plan
     -------------------------

     On July 1, 1998, the Company granted to substantially all active employees of the Company and its majority owned subsidiaries, subject to statutory and regulatory requirements, including but not limited to approvals required by securities and labor laws, the option to purchase 100 shares of common stock at its fair market value of $70 per share. Options are exercisable beginning July 1, 2003 and expire on June 30, 2008. If the Company's earnings per common share for the year ended December 31, 2000 is $7.00 or more, the options become exercisable beginning January 31, 2001.

6.   Comprehensive Income
     --------------------

     Total comprehensive income for the three and nine months ended September 30, 1998 and 1997 was as follows:


                                                             Three Months                  Nine Months
                                                            Ended Sept. 30               Ended Sept. 30
                                                     ----------------------------  ---------------------------
                                                         1998           1997           1998          1997
                                                     -------------  -------------  ------------  -------------
                                                                            (Millions)
Net income.........................................          $ 248         $ 171          $ 639         $ 555
Other comprehensive income (loss):
  Unrealized currency translation
   adjustment......................................             26           (10)            16           (89)
  Minimum pension liability
   adjustment......................................              -             -              -            (2)
                                                             -----         -----          -----         -----
                                                                26           (10)            16           (91)
                                                             -----         -----          -----         -----

  Total comprehensive income.......................          $ 274         $ 161          $ 655         $ 464
                                                             =====         =====          =====         =====

     As of September 30, 1998 and December 31, 1997, accumulated other comprehensive loss, as reflected on the condensed balance sheet, was comprised of the following:

                                                                                 Sept. 30        Dec. 31
                                                                                   1998           1997
                                                                               -------------  -------------
                                                                                        (Millions)
Minimum pension liability adjustment.........................................         $ (25)         $ (25)
Currency translation adjustment..............................................          (120)          (136)
                                                                                     ------         ------
  Accumulated other comprehensive loss.......................................         $(145)         $(161)
                                                                                     ======         ======

7.   Cash Flow Information
     ---------------------

     Cash payments for interest were $84 million and $74 million for the nine months ended September 30, 1998 and 1997, respectively. Net cash payments for income taxes for the nine months ended September 30, 1998 and 1997 were $292 million and $339 million, respectively.

8.  Business Segment Information
    ----------------------------

                                                             Three Months                    Nine Months
                                                            Ended Sept. 30                  Ended Sept. 30
                                                    ------------------------------  ------------------------------
                                                         1998            1997            1998            1997
                                                    --------------  --------------  --------------  --------------
                                                                             (Millions)
     Net sales:
       Coatings...................................         $  824          $  737          $2,545          $2,259
       Glass......................................            601             658           1,994           2,024
       Chemicals..................................            379             417           1,182           1,250
                                                           ------          ------          ------          ------

          Total...................................         $1,804          $1,812          $5,721          $5,533
                                                           ======          ======          ======          ======

     Operating income:
       Coatings...................................         $  127          $  124          $  418          $  419
       Glass (a)..................................            186              99             416             304
       Chemicals..................................             87              83             295             274
                                                           ------          ------          ------          ------

          Total...................................            400             306           1,129             997

     Interest expense - net.......................            (25)            (24)            (77)            (71)

     Other unallocated corporate income
       (expense) - net (b)........................              2               2             (11)             (1)
                                                           ------          ------          ------          ------

     Income before income taxes and
       minority interest..........................         $  377          $  284          $1,041          $  925
                                                           ======          ======          ======          ======

     (a) Includes in both 1998 periods presented, a pre-tax gain of $85 million related to the sale of the European flat and automotive glass businesses.

     (b) Includes for the nine months ended September 30, 1998, a pre-tax charge of $15 million related to the divestiture of equity interests in two Asian float glass plants.

9.   Commitments and Contingent Liabilities
     --------------------------------------

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

     It is PPG's policy to accrue expenses for environmental contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Reserves for environmental contingencies are exclusive of claims against third parties and are not discounted. As of September 30, 1998 and December 31,

     1997, PPG had reserves for environmental contingencies totaling $94 million and $100 million, respectively. Pre-tax charges against income for environmental remediation costs for the nine months ended September 30, 1998 and 1997 were $7 million and $26 million, respectively. Cash outlays related to such charges for the nine months ended September 30, 1998 and 1997 aggregated $13 million and $22 million, respectively.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations
         ---------------------

Performance in the Third Quarter of 1998 Compared to the Third Quarter of 1997

Performance Overview
Sales decreased slightly during the third quarter of 1998 to $1.80 billion compared to $1.81 billion in the third quarter of 1997. Overall, the reduced sales levels resulted from a 5% decline due to the absence of sales from our divested surfactants and European flat and automotive glass businesses, and a 2% decline due to weaker commodity chemical prices. These unfavorable factors were partially offset by a 7% improvement in volumes, including sales related to several acquisitions made in late 1997 and early 1998, principally in our coatings segment.

The gross profit percentage declined to 40.0% in the third quarter of 1998 compared to 40.5% in the same quarter of 1997. The combination of unfavorable sales mix changes in our coatings segment and weaker commodity chemical prices in our chemicals segment more than offset the favorable effects of lower raw materials costs in our chemicals segment, improved manufacturing efficiencies within our glass segment, and the elimination of the lower gross margin sales associated with our recently divested European flat and automotive glass businesses.

Net income and earnings per share for the third quarter of 1998 were $248 million and $1.40, respectively, compared to net income and earnings per share
of $171 million and $0.96, respectively, for the third quarter of 1997.   The
increase in net income in the third quarter of 1998 is principally attributable to an $82 million after-tax gain from the sale of our European flat and automotive glass businesses, an insurance recovery of certain past environmental costs, and lower overall environmental expenses. In addition to the factors which contributed to a lower gross profit percentage, net income was adversely affected by higher selling, general and administrative expenses due principally to acquisitions and growth initiatives in the coatings segment, the negative effects of inflation in certain business segments, the General Motors strike, and the impact of the current economic conditions in Asia.

Performance of Business Segments
Coatings sales increased 12% to $824 million in the third quarter of 1998 compared to $737 million in the same quarter of 1997. The increase in sales in the third quarter of 1998 is attributable to volume gains, a substantial portion of which related to recent acquisitions, and moderately higher demand for worldwide industrial coatings, automotive refinish, and North American architectural coatings products. Operating income increased to $127 million in the third quarter of 1998 compared to $124 million in the same quarter of 1997. The increase in operating income is attributable to higher sales volumes, as previously discussed, an insurance recovery of certain past environmental costs, and lower legal expenses. These favorable factors were partially offset by higher manufacturing costs, the negative effects of inflation, and the General Motors strike.

Glass sales decreased 9% to $601 million in the third quarter of 1998 compared to $658 million in the same quarter of 1997. The combination of a 9% decline from the absence of sales associated with our European flat and automotive glass businesses, a 3% decrease in volumes related to fiber glass products, and a 1% decline due to the unfavorable effects of foreign currency translation were offset in part by a 4% sales volume increase, principally from North American automotive replacement glass and aircraft products and from an early 1998 acquisition. Operating income increased to $186 million in the third quarter of 1998 compared to $99 million in the same quarter of 1997. An $85 million pre-tax gain from the sale of our European flat and automotive glass businesses and the benefits of improved manufacturing efficiencies at our North American glass operations were offset in part by the overall decline in volumes previously discussed and the General Motors strike.

Chemicals sales decreased 9% to $379 million in the third quarter of 1998 compared to $417 million in the same quarter of 1997. A 7% decline associated with the divestiture of the surfactants business in late 1997, a 7% decline in sales prices, principally for chlor-alkali products, and a 1% reduction due to the unfavorable impact of foreign currency translation were partially offset by a 6% sales volume increase, principally due to a recent acquisition and increased demand over the prior year's third quarter for our optical products, including Transitions(Registered Trademark) optical lenses. Operating income increased slightly in the current quarter to $87 million compared to $83 million in the same quarter of 1997. The favorable impact of an insurance recovery of certain past environmental costs, lower overall environmental costs, and lower prices for certain raw materials more than offset the lower sales prices realized for chlor-alkali products.

Performance in the First Nine Months of 1998 Compared to the First Nine Months of 1997

Performance Overview
Sales increased 3% for the first nine months of 1998 to $5.72 billion compared to $5.53 billion for the first nine months of 1997. The increase in sales in the current nine-month period results from an overall 9% improvement in volumes, across all our business segments, including sales related to several acquisitions made in late 1997 and early 1998, primarily in our coatings segment. These improvements were partially offset by the effects of a 3% decline from the absence of sales related to our European flat and automotive glass businesses divested in the third quarter of 1998 and our surfactants business divested in the fourth quarter of 1997, a 2% decline from foreign currency translation, and a 1% decline due to weaker prices, principally in our chemicals segment.

The gross profit percentage improved slightly to 40.3% in the 1998 nine-month period compared to 40.1% in the same prior-year period. The benefits realized from favorable sales mix changes, principally in our glass segment, improved manufacturing efficiencies within our glass segment, and lower raw materials costs in our chemicals segment were almost fully offset by the negative effects of lower commodity chemical sales prices in our chemicals segment and the effects of inflation in our coatings and glass segments.

Net income and earnings per share for the current nine-month period were $639 million and $3.61, respectively, compared to net income and earnings per share of $555 million and $3.08, respectively, for the same period of the prior year. The increase in the current period's net income is attributable to the same factors that contributed to the increased sales levels and the gross profit percentage increase described above, an $82 million after-tax gain from the sale of our European flat and automotive glass businesses, and an insurance recovery of certain past environmental costs. These improvements were offset in part by higher selling, general and administrative expenses associated with growth initiatives, an additional $15 million provision for the estimated loss on the disposition of equity interests in two Asian float glass plants, higher income tax expense due to increased pre-tax earnings, the effects of the General Motors strike, and the impact of the current economic conditions in Asia.

Performance of Business Segments
Coatings sales increased 13% to $2.55 billion in the current nine-month period from $2.26 billion in the comparable nine-month period of 1997. The higher sales levels resulted from a 15% increase in volumes, including sales from recent acquisitions, slightly offset by a 2% decline from foreign currency translation. Sales generated from several acquisitions in late 1997 and early 1998 contributed substantially to the segment's sales growth in the current nine-month period. Sales also increased due to the impact of volume gains across all product lines, with the largest increases experienced in our worldwide industrial and refinish businesses and our North American architectural coatings business. The unfavorable effects of the General Motors strike partially offset these improvements. Operating income decreased slightly to $418 million for the nine months ended September 30, 1998 compared to $419 million in the same period of 1997. The reduction in operating income was principally due to higher selling, general and administrative expenses associated with growth initiatives in all product lines, the negative effects of inflation, the impact of the General Motors strike, and higher legal expenses. These reductions were partially offset by the previously discussed volume improvements and the favorable effect of earnings from recently acquired businesses.

Glass sales decreased 1% to $1.99 billion in the nine-month period ended September 30, 1998 from $2.02 billion in the same period of 1997. The effects of a 5% sales volume increase, principally from North American automotive replacement glass and aircraft products, and from a recent acquisition, were more than offset by a 3% decline from the absence of sales from our divested European flat and automotive glass businesses, a 2% decline from lower fiber glass product volumes, and a 1% decline from the unfavorable effects of foreign currency translation. Additionally, worldwide sales price improvements for fiber glass products were more than offset by lower sales prices for North American glass products. The increase in operating income to $416 million in the current nine-month period compared to $304 million in last year's nine-month period is attributable to an $85 million pre-tax gain from the sale of our European flat and automotive glass businesses, improved manufacturing efficiencies, lower selling, general and administrative expenses, and higher equity earnings. These favorable factors were partially offset by the negative effects of inflation and the effect of the General Motors strike.

Chemicals sales decreased 5% to $1.18 billion in the nine months ended September 30, 1998 from $1.25 billion in the same period of 1997. The decrease in chemical sales in the current nine-month period is attributable to a 7% sales reduction associated with the divestiture of the surfactants business in late 1997, a 3% decline related to lower selling prices for chlor-alkali products, and a 1% decline from foreign currency translation. These unfavorable factors were partially offset by a 6% sales volume increase. The majority of the increased sales volume related to our specialty chemicals business, specifically Transitions(Registered Trademark) optical lenses. Operating income increased in the current year's nine-month period to $295 million from $274 million in the same nine-month period of a year ago. The improvement in operating income related to lower raw material costs within our chlor-alkali and derivatives business, the sales volume increase within specialty chemicals, an insurance recovery of certain past environmental costs, and lower environmental costs. These favorable factors were offset in part by the decline in sales prices for chlor-alkali products, the negative effect on earnings of PPG's late 1997 surfactants business divestiture, and the negative impact of inflation on overhead costs.

Other Factors
The increase in cash and cash equivalents principally results from proceeds generated from the sale of the European flat and automotive glass businesses, a portion of which were held in escrow until certain post-closing conditions were satisfied by the parties. These escrowed funds were released on September 30, 1998.

The decrease in short-term borrowings principally results from repayments of commercial paper debt, principally in the third quarter of 1998.

The increase in income tax expense in the current quarter and nine-month period is the result of higher pre-tax earnings and the taxes on the gain on the sale of the European flat and automotive glass businesses, which was partially offset by the utilization of capital loss carryforwards for which a valuation allowance had been previously established. The pre-tax gain from the sale of the European flat and automotive glass businesses was almost entirely offset by the utilization of capital loss carryforwards.

Other assets increased principally from goodwill and intangible assets resulting from 1998 acquisition activities. Also contributing to the overall increase was the higher prepaid pension balance which was due to the recognition of net periodic pension income.

The increase in capital spending for the nine-month period ended September 30, 1998 was primarily the result of business acquisitions.

Business Acquisitions and Divestitures
On September 25, 1998, the Company completed the acquisition of the technical coatings business of Orica Ltd. of Melbourne, Australia for approximately $132 million. The purchase of certain additional assets related to this business is expected to be completed during the fourth quarter of 1998. The purchase included Orica's automotive refinish, automotive original equipment, coil, packaging and industrial coatings businesses. A preliminary purchase price allocation for this acquisition was used in preparing the September 30, 1998 condensed balance sheet and is subject to adjustment.

Effective July 31, 1998, the Company completed the sale of its European flat and automotive glass businesses to Glaverbel S.A. of Brussels, Belgium for $266 million in cash plus the assumption of certain indebtedness. The sale resulted in a pre-tax gain of approximately $85 million which has been included in other earnings in the condensed statement of income. The annual sales generated by these businesses totaled approximately $450 million. Also in the third quarter, the Company sold the European decorative coatings business previously acquired in the 1997 acquisition of Max Meyer Duco S.p.A. The selling price approximated the carrying value of the net assets sold.

In January 1998, the Company completed the purchase of the automotive coatings business of Helios-Lacke Bollig & Kemper GmbH & Co. KG of Cologne, Germany, and the purchase of the assets of an automotive glass plant in Evart, Michigan, from Chrysler Corporation. The Company has completed final purchase price allocations for these acquisitions and the operating activity associated with these acquisitions has been included in the Company's operations from the acquisition dates.

Based on the current status of the Company's discussions to dispose of its equity interests in two Asian float glass plants, the Company performed a reassessment of the loss expected to be realized on the disposition of these equity interests. This reassessment resulted in the recognition of an additional $15 million pre-tax charge during the nine months ended September 30, 1998.

Conversion to the Euro
On January 1, 1999, eleven of the member countries of the European Union will convert from their sovereign currencies to a common currency, the euro. At that time fixed conversion rates between the legacy currencies and the euro will be set. The legacy currencies will remain legal tender from January 1, 1999 through July 1, 2002. Beginning January 1, 2002, euro-denominated currency will be issued. No later than July 1, 2002, the participating countries will withdraw all bills and coins so that the legacy currency will no longer be considered legal tender.

PPG is in the early stages of developing plans to identify and address issues that may result from the euro conversion such as increased competitive pressures from greater price transparency, changes to information systems to accommodate various aspects of the new currency, and exposure to market risk with respect to financial instruments. Although PPG has not completed its assessment of the conversion's potential impact on its operating results or financial condition, it does not expect the impact to be material.

Year 2000 Readiness Disclosure
Background. Many existing information technology ("IT") products and systems, and non-IT products and systems containing embedded microchip processors, were originally programmed to represent any calendar dates by using six digits (e.g., 12/31/99), as opposed to eight digits (e.g., 12/31/1999). Accordingly, such products and systems may experience miscalculations, malfunctions or disruptions when attempting to process information containing dates that fall after December 31, 1999 or other dates which could cause computer malfunctions. These potential problems are collectively referred to as the "Year 2000" problem.

State of Readiness. Recognizing the importance of Year 2000 issues, the Company has established a corporate-wide Year 2000 Steering Committee made up of certain senior executives of the Company. The Committee is responsible for overseeing the Company's efforts to assess and address the Year 2000 problem as it may affect the Company. The scope of the Company's efforts includes: (i) an assessment, and where needed a remediation, of both IT and non-IT elements of its business information, computing, telecommunications, and process control systems, (ii) an assessment, and remediation, as necessary, of equipment with embedded computer chips, and (iii) an evaluation of the Company's relationships with material third parties as they may be impacted by the Year 2000 problem.

The phases of the Company's Year 2000 compliance plan are: (1) Internal Assessment - a detailed evaluation of the potential Year 2000 effects on the Company's IT and non-IT systems and on its equipment with embedded computer chips, (2) Remediation - corrective action including code enhancements, hardware and software upgrades, system replacements, vendor certification, equipment repair or replacement, and other associated changes to achieve Year 2000 compliance, (3) Testing - the verification that remediation actions are effective, (4) Third Party Evaluation - an evaluation of the Year 2000 readiness of key suppliers of goods and services and of key customers, and (5) Contingency Planning - the development of detailed procedures to be put in place should the Company or key suppliers or customers experience a significant Year 2000 problem. These phases sometimes overlap.

The assessment phase is substantially complete and the Company expects assessment to be fully complete by December 31, 1998. The remediation effort is well underway on all critical IT and non-IT systems, and the Company presently anticipates that it will substantially complete remediation of such critical systems by June 30, 1999 and that remediation and testing of all remaining systems will be completed by December 31, 1999. Once systems undergo remediation, they are tested for Year 2000 compliance. The testing process usually involves subjecting the remediated system to a simulated change of date from the year 1999 to the year 2000 using, in many cases, computer resources dedicated to that purpose so that normal computing activity is not interrupted or adversely affected by the testing. The Company is currently in the process of testing a number of the most critical IT and non-IT systems and expects to complete, in all material respects, all testing of internal systems prior to the year 2000. The Company's Year 2000 Steering Committee will continue to review Year 2000 compliance efforts on an ongoing basis.

In the third party evaluation phase, the Company has identified, and is in the process of contacting, materially-significant suppliers of goods or services in an effort to determine the state of readiness of these important third parties. Materially-significant suppliers for this purpose are considered to be those from whom the Company purchases a significant dollar amount of goods or services, those who supply goods or services which are critical to uninterrupted production by the Company of the Company's products, and those who are sole-source suppliers of important goods or services. Written assurances that these materially-significant suppliers are progressing toward timely Year 2000 compliance have been received from approximately 40% of the Company's materially-significant suppliers. The Company also intends to identify and investigate the Year 2000 readiness of its materially-significant customers. Materially-significant customers for this purpose are considered to be those to which the Company sells a significant dollar amount of goods.

If materially-significant suppliers or customers or a number of less substantial suppliers or customers do not convert their systems in a timely manner, or are themselves adversely affected by a lack of Year 2000 readiness on the part of their suppliers or customers, it could have a material adverse effect on the Company's operations, liquidity or consolidated financial condition. The Company believes that its continuing efforts to gain assurances of Year 2000 compliance from materially-significant suppliers and its planned efforts to investigate the readiness of materially-significant customers will minimize these risks. Nonetheless, the actual readiness of these third parties is beyond the Company's control.

Costs. The Company is using both internal and external resources to execute its Year 2000 compliance plan. The Company currently estimates the incremental cost of resolving the Year 2000 issue at approximately $20 to $25 million. Of this amount, the Company anticipates the expenditure of $9 to $11 million by the end of 1998. Approximately 40% to 50% of the total Year 2000 costs are expected to be expended on equipment or software replacement and the remainder on remediation and testing expense.

All Year 2000 costs are expected to be funded out of the Company's operating cash flow. The Company is expensing as incurred all costs related to the assessment, remediation and testing of the Year 2000 issue, unless new systems or equipment are purchased, in which case such costs will be capitalized and charged to expense over the useful lives of those assets in accordance with the Company's existing policy. These cost estimates are based on currently available information, and may be subject to change.

Risks. If needed modifications and conversions of computer systems are not made on a timely basis by the Company or its materially-significant suppliers or customers, the Company could be affected by business disruption, operational problems, financial loss, legal liability to third parties and similar risks, any of which could have a material adverse effect on the Company's operations, liquidity or consolidated financial condition. Although not anticipated, the most reasonably likely worst case scenario of failure by the Company or its key suppliers or customers to resolve the Year 2000 issue would be a short-term slowdown or cessation of manufacturing operations at one or more of the Company's facilities and a short-term inability on the part of the Company to process orders and billings in a timely manner, and to deliver product to customers.

Contingency Planning. While the Company continues to focus on solutions for Year 2000 issues, and expects to be Year 2000 compliant in a timely manner, the Company will, in the fourth quarter of 1998, begin development of a contingency plan. Such a plan will set forth the Company's responses should the Company or materially-significant third parties with which it has relationships fail to achieve Year 2000 compliance in a timely manner. The Company expects to finalize its contingency plan by June 30, 1999.

Forward-Looking Statements. The foregoing discussion regarding Year 2000 issues, including the discussion of the timing and effectiveness of implementation and the estimated cost of the Company's Year 2000 efforts, contains forward-looking statements derived using various assumptions of future events. These forward-looking statements involve inherent risks and uncertainties, and the actual results could differ materially from those contemplated by such statements.

Factors which could cause material differences in results (many of which are outside the control of the Company) include, but are not limited to:

     . the Company's ability to locate and correct all relevant computer software;


     . the accuracy of representations by manufacturers of the Company's computer systems and software that their products are Year 2000 compliant;

     . the ability of the Company's suppliers, customers and other counterparties to identify and resolve their own Year 2000 obligations in such a way as to allow them to continue normal business operations or furnish products, services or data to the Company without disruption; and

     . the Company's ability to respond to unforeseen Year 2000 complications.

The consequences of material differences in the results as compared to those anticipated in the forward-looking statements could include, among other things, business disruption, operational problems, financial loss, legal liability to third parties and similar risks, any of which could have a material adverse effect on the Company's operations, liquidity or consolidated financial condition.

Accounting Standards
On March 4, 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which is effective for fiscal years beginning after December 15, 1998. The adoption of this new standard will not have a material effect on the Company's financial position or results of operations.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 1999. The Company is currently in the process of evaluating the prospective impact of this standard on its financial position and results of operations.


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

It is PPG's policy to accrue expenses for environmental contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Reserves for environmental contingencies are exclusive of claims against third parties and are not discounted. As of September 30, 1998 and December 31, 1997, PPG had reserves for environmental contingencies totaling $94 million and $100 million, respectively. Pre-tax charges against income for environmental remediation costs for the nine months ended September 30, 1998 and 1997 were $7 million and $26 million, respectively. Cash outlays related to such charges for the nine months ended September 30, 1998 and 1997 aggregated $13 million and $22 million, respectively.

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

                          PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings
--------------------------

In September 1998, PPG received a Notification of Potential Enforcement Action from the United States Environmental Protection Agency, Region IX (USEPA) which alleges that the Torrance facility failed to submit a timely Toxic Chemical Release Inventory Form for calendar year 1995 in violation of Section 313 of the Emergency Planning and Community Right-to-know Act. PPG has responded to the notification and plans to meet with the USEPA in November to commence settlement negotiations. PPG anticipates its maximum exposure to be $132,000.

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

Under the Company's Deferred Compensation Plan for Directors, each Director must defer receipt of such compensation as the Board mandates. Currently, the Board mandates deferral of one-third of each payment of the basic annual retainer of each Director. Each Director may also elect to defer the receipt of (i) an additional one-third of each payment of the basic annual retainer, (ii) all of the basic annual retainer, or (iii) all compensation. All deferred payments are held in the form of Common Stock Equivalents. Payments out of the deferred accounts are made in the form of Common Stock of the Company (and cash as to any fractional Common Stock Equivalent). In the third quarter of 1998, the Directors, as a group, were credited with 1,829 Common Stock Equivalents under this Plan. The values of the Common Stock Equivalents, when credited, ranged from $51.00 to $63.38.

Under the Directors' Common Stock Plan, each Director who neither is nor was an employee of the Company is credited annually with Common Stock Equivalents worth one-half of the Director's basic annual retainer. No more than 10 years of credits may be made for the account of any Director. Upon termination of service, the Common Stock Equivalents held in a Director's account are converted to and paid in Common Stock of the Company (and cash as to any fractional Common Stock Equivalent). In the third quarter of 1998, the Directors, as a group, received 250 Common Stock Equivalents under this Plan. The value of each Common Stock Equivalent, when credited, was $52.50.

Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------


     (a)  Exhibits

          (12) Computation of Ratio of Earnings to Fixed Charges.

          (27)  Financial Data Schedule.


     (b)  Reports on Form 8-K

          (1) The Company did not file any reports on Form 8-K during the three months ended September 30, 1998.

                                   SIGNATURE
                                   ---------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           PPG INDUSTRIES, INC.
                                       -----------------------------
                                               (Registrant)





Date:  November 5, 1998             By     /s/ W. H. Hernandez
                                       -----------------------------
                                             W. H. Hernandez
                                      Senior Vice President, Finance
                                         Principal Financial and
                                         Accounting Officer and
                                        Duly Authorized Officer)