Form 10-K
period 1998-12-31
PPG INDUSTRIES INC
filed 1999-02-19
CIK 79879

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 ------------
                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998       Commission File Number 1-1687

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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of January 29, 1999, 174,199,797 shares of the Registrant's common stock, with a par value of $1.66 2/3 per share, were outstanding. As of that date, the aggregate market value of common stock held by non-affiliates was $9,338 million.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                             Incorporated By
                        Document                          Reference In Part No.
                        --------                          ---------------------
Portions of PPG Industries, Inc. Annual Report to
 Shareholders for the year ended December 31, 1998.......     I, II and IV
Portions of PPG Industries, Inc. Proxy Statement for its
 1999 Annual Meeting of Shareholders.....................          III

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             PPG INDUSTRIES, INC.
                         AND CONSOLIDATED SUBSIDIARIES
                                ---------------

As used in this report, the terms "PPG," "Company," and "Registrant" mean PPG Industries, Inc. and its subsidiaries, taken as a whole, unless the context indicates otherwise.
                                ---------------

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
 Part I
  Item 1.   Business.....................................................     1
  Item 2.   Properties...................................................     3
  Item 3.   Legal Proceedings............................................     3
  Item 4.   Submission of Matters to a Vote of Security Holders..........     4

            Executive Officers of the Registrant.........................     4

 Part II
  Item 5.   Market for the Registrant's Common Equity and Related
            Stockholder Matters..........................................     5
  Item 6.   Selected Financial Data......................................     5
  Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations....................................     5
  Item 7a.  Quantitative and Qualitative Disclosures About Market Risk...     5
  Item 8.   Financial Statements and Supplementary Data..................     5
  Item 9.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure..........................     5

 Part III
  Item 10.  Directors and Executive Officers of the Registrant...........     6
  Item 11.  Executive Compensation.......................................     6
  Item 12.  Security Ownership of Certain Beneficial Owners and
            Management...................................................     6
  Item 13.  Certain Relationships and Related Transactions...............     6

 Part IV
  Item 14.  Exhibits, Financial Statement Schedules and Reports
            on Form 8-K..................................................     7

 Signatures .............................................................     8

                      Note on Incorporation by Reference

Throughout this report, various information and data are incorporated by reference to the Company's 1998 Annual Report to Shareholders (hereinafter referred to as "the Annual Report to Shareholders"). Any reference in this report to disclosures in the Annual Report to Shareholders shall constitute incorporation by reference only of that specific information and data into this Form 10-K.

                                    Part I

Item 1. Business

PPG Industries, Inc., incorporated in Pennsylvania in 1883, is comprised of three basic business segments: coatings, glass and chemicals. Within these business segments, PPG has followed a program of directing its resources of people, capital and technology in selected areas for positions of leadership. Areas in which resources have been focused are automotive original, refinish, industrial, packaging and architectural coatings; flat glass, automotive original and replacement glass, aircraft transparencies, continuous-strand fiber glass; and chlor-alkali and specialty chemicals. Each of the business segments in which PPG is engaged is highly competitive. However, the diversification of product lines and worldwide markets served tend to minimize the impact on total sales and earnings of changes in demand for a particular product line or in a particular geographic area. Reference is made to "Business Segment Information" on pages 30 through 32 of the Annual Report to Shareholders, which is incorporated herein by reference, for financial information relating to business segments.

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

The coatings business involves the supply of protective and decorative finishes for automotive original equipment, appliances, industrial equipment and packaging; factory-finished aluminum extrusions and coils for architectural uses; and other industrial and consumer products. In addition to supplying finishes to the automotive original equipment market, PPG supplies automotive refinishes to the aftermarket, which are primarily sold through distributors. In addition to specific products, PPG supplies technical expertise, engineering and purchasing services to the automotive original and industrial portions of the business. In the automotive original and industrial portions of the coatings business, PPG sells directly to a variety of manufacturing companies. The packaging portion of the coatings business supplies finishes for aerosol, food and beverage consumer products. Product performance, technology, quality and customer service are major competitive factors. The automotive original and industrial coatings are formulated specifically for the customer's needs and application methods. PPG also supplies adhesives and sealants for the automotive industry and metal pretreatments for automotive and industrial applications.

The architectural finishes business consists primarily of coatings used by painting and maintenance contractors and by consumers for decoration and maintenance. PPG's products are sold through independent distributors, paint dealers, mass merchandisers, home centers, PPG-operated outlets and directly to some customers. Price, quality and distribution are key competitive factors in the architectural finishes market.

PPG grew the coatings business through several acquisitions completed during 1998. In February 1998, PPG acquired the German automotive coatings business of Helios-Lacke Bollig & Kemper GmbH & Co. KG; in September 1998, PPG acquired the technical coatings business in Australia and New Zealand of Orica Ltd., which included the automotive refinish, automotive original equipment, coil, packaging and industrial coatings businesses; in November 1998, PPG acquired the U.S. architectural coatings business of Courtaulds plc (Courtaulds) held by Akzo Nobel N.V. (Akzo); and in December 1998, PPG acquired a portion of the global packaging coatings business of Courtaulds from Akzo, with substantially all of the remainder acquired by PPG in early 1999. In August 1998, PPG divested the European decorative coatings business of Max Meyer Duco S.p.A.

The principal production facilities of the coatings business are concentrated in North America and Europe. North American production facilities consist of 18 plants in the United States, two in Canada and one in Mexico. The three largest facilities are the Cleveland, Ohio, plant, which primarily produces automotive original coatings; the Oak Creek, Wis., plant, which produces automotive original and industrial coatings; and the Delaware, Ohio, plant, which primarily produces automotive refinishes and certain industrial coatings. Outside North America, PPG operates four plants each in Italy and Germany, three plants in Spain, two plants in the People's Republic of China, and one plant each in Brazil, England, France, Netherlands, Australia, Turkey and Portugal. PPG owns equity interests in operations in India, South Korea and Taiwan. Additionally, the coatings business operates 10 service centers in the United States, two each in Canada and Mexico, and one each in Poland and Argentina to provide just-in-time delivery and service to selected automotive assembly plants. Nineteen training centers in the United States, 15 in Europe, 10 in Asia, two in South America and one each in Mexico and Canada are in operation. These centers provide training for automotive aftermarket refinish customers. Also, four automotive original coatings application centers that provide testing facilities for customer paint processes and new products are in operation. The average number of persons employed by the coatings segment during 1998 was 12,000.

In 1998, PPG approved a restructuring plan associated with cost reduction initiatives which resulted in a pre-tax charge of $9 million in our coatings operations.

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

In January 1998, PPG acquired the assets of an automotive glass plant in Evart, Mich. PPG divested its European flat and automotive glass operations in July 1998, resulting in a pre-tax gain of $85 million.

PPG's principal glass production facilities are concentrated in North America and Europe. Fifteen plants operate in the United States, of which six produce automotive glass products, five produce flat glass, three produce fiber glass products and one produces aircraft transparencies. There are three plants in Canada, two of which produce automotive glass and one produces flat glass. One plant operates in Italy producing aircraft transparencies. One plant each in England and the Netherlands produce fiber glass. PPG owns equity interests in operations in Denmark, Mexico, the Netherlands, the People's Republic of China, Taiwan, the United States and Venezuela and a majority interest in a glass distribution company in Japan. Additionally, there are four satellite operations that provide limited manufacturing and just-in-time service to selected automotive customer locations, and one coating facility for flat glass products. The average number of persons employed by the glass segment during 1998 was 14,700.

During 1998, PPG approved a restructuring program, which included cost reduction initiatives in our glass operations, and recorded a pre-tax charge of $9 million. PPG also recorded additional pre-tax charges in 1998 related to a 1997 restructuring program, including a $15 million pre-tax charge related to the disposition of the Company's equity interests in two Asian float glass plants and two Asian downstream fabrication facilities and the reversal of a $3 million reserve related to the closure of the Perry, Ga., flat glass plant.

Chemicals

PPG is a major producer and marketer of chlor-alkali chemicals and a supplier of specialty chemicals. The primary chlor-alkali products are chlorine, caustic soda, vinyl chloride monomer, chlorinated solvents, chlorinated benzenes and calcium hypochlorite. Most of these products are sold directly to manufacturing companies in the chemical processing, rubber and plastics, paper, minerals and metals, and water treatment industries. The primary products of PPG's specialty chemicals businesses are Transitions(Registered Trademark) lenses; optical monomers; precipitated silicas for tire, shoe, and battery separator businesses and phosgene derivatives and other intermediates for the pharmaceutical, agricultural and fuel additives businesses.

PPG competes with six other major producers of chlor-alkali products. Price, product availability, product quality and customer service are the key competitive factors. In the specialty chemicals area, PPG's market share varies greatly by business; product quality and performance and technical service are the most critical competitive factors.

Chemicals' principal production facilities are concentrated in North
America, with five plants in the United States and one each in Canada and Mexico. The two largest facilities, located in Lake Charles, La., and Natrium,
W. Va., primarily produce chlor-alkali products. Outside North America, PPG operates two plants each in Taiwan and the People's Republic of China, and one each in Australia, France, Ireland and the Netherlands. PPG owns equity interests in operations in Japan, Thailand and the United States. The average number of persons employed by the chemicals segment during 1998 was 4,800.

Raw Materials

The effective management of raw materials is important to PPG's continued success. The Company's most significant raw materials are titanium dioxide and epoxy and other resins in the coatings segment; sand, soda ash, energy and polyvinyl butyral in the glass segment, and energy and ethylene in the chemicals segment. Most of the raw materials used in production are purchased from outside sources, and the Company has made, and will continue to make, supply arrangements to meet the planned operating requirements for the future. For PPG's significant raw material requirements, there is more than one source of supply or alternative raw materials.

Research and Development

Research and development costs, including depreciation of research facilities, during 1998, 1997 and 1996 were $287 million, $266 million and $255 million, respectively.

PPG owns and operates ten research and development facilities in the United States, Europe and Japan to conduct research and development involving new and improved products and processes. Additional process and product research and development work is also undertaken at many of the Company's manufacturing plants.

Patents

PPG considers patent protection to be important. The Company's business segments are not materially dependent upon any single patent or group of related patents. PPG received $18 million in 1998 and $25 million in each of the years 1997 and 1996 from royalties and the sale of technical know-how.

Backlog

In general, PPG does not manufacture its products against a backlog of orders. Production and inventory levels are geared primarily to projections of future demand and the level of incoming orders.

Non-U.S. Operations

Although PPG has a significant investment in non-U.S. operations, based upon the magnitude and location of investments, management believes that the risk associated with its international operations is not significantly greater than that of domestic operations.

Employees

The average number of persons employed worldwide by PPG during 1998 was 32,500.

Environmental Matters

Like other companies, PPG is subject to the existing and evolving standards relating to the protection of the environment. Capital expenditures for environmental control projects were $19 million, $32 million and $18 million in 1998, 1997 and 1996, respectively. It is expected that expenditures for such projects in 1999 will approximate $35 million, with similar amounts of annual expenditures expected in the near future. Although future capital expenditures are difficult to estimate accurately because of constantly changing regulatory standards and policies, it can be anticipated that environmental control standards will become increasingly stringent and costly.

PPG is negotiating with various government agencies concerning 54 cleanup sites, including 32 sites on the National Priority List (NPL). While PPG is not generally a major contributor of wastes to these sites, each potentially responsible party or contributor may face governmental agency assertions of joint and several liability as to each cleanup site. Generally, however, a final allocation of costs is made based on relative contributions of wastes to the site. There is a wide range of cost estimates for cleanup of these sites, due largely to uncertainties as to the nature and extent of their condition and the methods that may have to be employed for their remediation. Additionally, remediation projects have been or may be undertaken at certain of the Company's current and former plant sites. The Company has established reserves for those sites where it is probable a liability exists and the amount can be reasonably estimated. As of December 31, 1998 and 1997, PPG had reserves for environmental contingencies totaling $94 million and $100 million, respectively. Pre-tax charges against income for environmental remediation costs totaled $10 million in 1998, $34 million in 1997 and $27 million in 1996.

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

Item 3. Legal Proceedings

PPG is involved in a number of lawsuits and claims, both actual and potential, including some which it has asserted against others, in which substantial money damages are sought. These lawsuits and claims relate to product liability, contract, patent, environmental, antitrust and other matters arising out of the conduct of PPG's business. PPG's lawsuits and claims against others include claims against insurers and other third parties with respect to actual and contingent losses related to environmental matters. Included among PPG's legal proceedings are the following:

The Company has been named as a defendant in a number of antitrust lawsuits filed in federal and state courts by various plaintiffs. These suits allege PPG was involved with competitors in fixing prices and allocating markets for certain glass products. Twenty-eight cases were filed in federal courts, all of which have been consolidated in a single federal district court (W.D. Pa.) for pretrial proceedings under the multidistrict litigation rules. Ten cases were filed in state courts in California, Wisconsin and Tennessee; the Wisconsin case was removed to federal court and then consolidated under multidistrict litigation. Among the defendants in these actions are Pilkington plc; Libbey-Owens Ford Co., Inc.; AFG Industries; Asahi Glass Co., Ltd.; Guardian Industries Corp., and Ford Motor Company. These lawsuits purport to be class action suits. The plaintiffs in these cases are seeking economic and treble damages and injunctive relief.

Securities Exchange Commission rules require the Company to report any environmental proceeding involving a potential fine exceeding $100,000. For that reason, PPG's Form 10-Q for the quarter ended September 30, 1998 reported that the Company received a Notification of Potential Enforcement Action from the United States Environmental Protection Agency (EPA) which alleged that the Company's Torrance facility failed to timely submit a certain report for 1995. On January 12, 1999, that matter was settled and a Consent Agreement and Consent Order was entered by the EPA under which PPG agreed to pay a civil penalty of $21,148 and perform a supplemental environmental project to improve solvent recovery at the Torrance facility.

Management believes that, in the aggregate, the outcome of all lawsuits and claims involving PPG will not have a material effect on PPG's consolidated financial position, results of operations, or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders

None.
                     Executive Officers of the Registrant

The executive officers of the Company are elected annually in April by the Board of Directors and the business experience during the past five years of each Executive Officer is set forth below.

          Name            Age                                       Title
          ----            ---                                       -----
Raymond W. LeBoeuf (a)    52  Chairman of the Board and Chief Executive Officer since November 1997
Frank A. Archinaco (b)    55  Executive Vice President since April 1997
Charles E. Bunch (c)      49  Senior Vice President, Strategic Planning and Corporate Services since April 1997
Russell L. Crane (d)      58  Senior Vice President, Human Resources and Administration since April 1994
James C. Diggs (e)        50  Senior Vice President and General Counsel since July 1997
William H. Hernandez (f)  50  Senior Vice President, Finance since January 1995
E. Kears Pollock (g)      58  Executive Vice President since April 1997

(a) Mr. LeBoeuf was Chairman Elect and Chief Executive Officer, President and Chief Operating Officer, Executive Vice President, Group Vice President, Coatings and Resins, and Vice President, Finance, prior to his present position.
(b) Mr. Archinaco was Senior Vice President, Glass; Vice President, Glass, and Vice President, Automotive and Aircraft Products, prior to his present position.
(c) Mr. Bunch was Vice President, Fiber Glass; Vice President, Architectural Finishes, and General Manager, Architectural Finishes, prior to his present position.
(d) Mr. Crane was Vice President, Human Resources, prior to his present position.
(e) Mr. Diggs was Senior Vice President and General Counsel Elect and was TRW Inc.'s Vice President and Assistant General Counsel prior to joining PPG in March 1997.
(f) Mr. Hernandez was Vice President, Finance; Vice President and Controller, and Controller prior to his present position.
(g) Mr. Pollock was Senior Vice President, Coatings and Resins; Vice President, Coatings and Resins, and Vice President, Automotive Products, prior to his present position.

                                    Part II

Information with respect to the following Items can be found on the indicated pages of the Annual Report to Shareholders and is incorporated herein by reference.

                                                                        Page(s)
                                                                        -------
Item 5. Market for the Registrant's Common Equity and Related
 Stockholder Matters
Stock Exchange Listings...............................................    45
Quarterly Stock Information...........................................    45
Directors who are not also Officers of the Company receive Common
Stock Equivalents pursuant to the Deferred Compensation Plan for
Directors and the Directors' Common Stock Plan. Common Stock
Equivalents are hypothetical shares of Common Stock having a value on any given date equal to the value of a share of Common Stock. Common
Stock Equivalents earn dividend equivalents which are converted into additional Common Stock Equivalents but carry no voting rights or other rights of a holder of Common Stock. The Common Stock Equivalents credited to Directors under both plans are exempt from registration under Section 4(2) of the Securities Act of 1933 as private offerings made only to Directors of the Company in accordance with the provisions of the plans. The plans are incorporated by reference into this Form 10-K as Exhibits 10 and 10.3.

Under the Company's Deferred Compensation Plan for Directors, each
Director must defer receipt of such compensation as the Board mandates. Currently, the Board mandates deferral of one-third of each payment of the basic annual retainer of each Director. Each Director may also elect to defer the receipt of (i) an additional one-third of each payment of the basic annual retainer, (ii) all of the basic annual retainer, or (iii) all compensation. All deferred payments are held in the form of Common Stock Equivalents. Payments out of the deferred accounts are made in the form of Common Stock of the Company
(and cash as to any fractional Common Stock Equivalent). In 1998, the Directors, as a group, were credited with 6,674 Common Stock
Equivalents under this plan. The values of the Common Stock
Equivalents, when credited, ranged from $51.00 to $72.88.

Under the Directors' Common Stock Plan, each Director who neither is nor was an employee of the Company is credited annually with Common
Stock Equivalents worth one-half of the Director's basic annual retainer. No more than 10 years of credits may be made for the account of any Director. Upon termination of service, the Common Stock
Equivalents held in a Director's account are converted to and paid in Common Stock of the Company (and cash as to any fractional Common
Stock Equivalent). In 1998, the Directors, as a group, received 2,582
Common Stock Equivalents under this plan. The values of those Common
Stock Equivalents, when credited, ranged from $52.50 to $70.94.

Item 6. Selected Financial Data
The information required by Item 6 is reported in the Eleven-Year
Digest under the captions net sales, income before accounting changes, cumulative effect of accounting changes, net income, earnings per common share before accounting changes, cumulative effect of accounting changes on earnings per common share, earnings per common share, earnings per common share-assuming dilution, dividends per share, total assets and long-term debt for the years 1994 through
1998..................................................................    44

Item 7. Management's Discussion and Analysis of Financial Condition
 and Results of Operations
Management's Discussion and Analysis..................................   22-29

Item 7a. Quantitative and Qualitative Disclosures About Market Risk
Management's Discussion and Analysis..................................   28-29

Item 8. Financial Statements and Supplementary Data
Independent Auditors' Report..........................................    17
Financial Statements:
 Statement of Income for the years ended December 31, 1998, 1997 and
  1996................................................................    18
 Balance Sheet, December 31, 1998 and 1997............................    19
 Statement of Shareholders' Equity for the years ended December 31,
  1998, 1997 and 1996.................................................    20
 Statement of Comprehensive Income for the years ended December 31,
  1998, 1997 and 1996.................................................    20
 Statement of Cash Flows for the years ended December 31, 1998, 1997
  and 1996............................................................    21
 Notes to the Financial Statements....................................   33-42

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
 None.

                                   Part III

Item 10. Directors and Executive Officers of the Registrant

The information required by Item 10 regarding Directors is contained under the caption "Election of Directors" in the Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders (the Proxy Statement) which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, which information under such caption is incorporated herein by reference.

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

                                    Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Financial Statements and Independent Auditors' Report (see Part II, Item 8 of this report (page 5) regarding incorporation by reference from the Annual Report to Shareholders).

  Financial Statement Schedules for years ended December 31, 1998, 1997 and
  1996:

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

     3.1 Statement with Respect to Shares, amending the Restated Articles of Incorporation effective April 21, 1998.

     3.2 The Bylaws, as amended, were filed as Exhibit 3 to the Registrant's Form 10-Q for the quarter ended March 31, 1998, which exhibit is incorporated herein by reference.

     4 The Shareholders' Rights Plan was filed as Exhibit 4 on the Registrant's Form 8-K, dated February 19, 1998, which exhibit is incorporated herein by reference.

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

    10.1 PPG Industries, Inc. Incentive Compensation and Deferred Income Plan for Key Employees.

    10.2 PPG Industries, Inc. Deferred Compensation Plan.

    10.3 PPG Industries, Inc. Deferred Compensation Plan for Directors, was filed as Exhibit 10.3 to the Registrant's Form 10-K for the year ended December 31, 1997, which exhibit is incorporated by reference.

    10.4 PPG Industries, Inc. Total Shareholder Return Plan for Key
         Employees.

    12 Computation of Ratio of Earnings to Fixed Charges for the Five Years Ended December 31, 1998.

    13 Company's 1998 Annual Report to Shareholders. (Except for the pages and information therein expressly incorporated by reference in this Form 10-K, the Annual Report to Shareholders is provided solely for the information of the Commission and is not to be deemed "filed" as part of the Form 10-K.)

    21   Subsidiaries of the Registrant.

    23   Consent of Independent Auditors.

    24   Powers of Attorney.

    27   Financial Data Schedule.

* Items referred to in Exhibit 10 and incorporated by reference and Exhibits 10.1, 10.2, 10.3 and 10.4 are either management contracts, compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to
  Item 14(c) of Form 10-K.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on February 19, 1999.

                              PPG INDUSTRIES, INC.
                                 (Registrant)

                              By /s/ W. H. Hernandez
                                ...............................................
                                 W. H. Hernandez, Senior Vice President,
                                 Finance

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated, on February 19, 1999.

      Signature                           Capacity
      ---------                           --------

  /s/ R. W. LeBoeuf             Director, Chairman of the Board and
 .....................            Chief Executive Officer
    R. W. LeBoeuf

 /s/ W. H. Hernandez            Senior Vice President, Finance (Principal
 .....................            Financial and Accounting Officer)
   W. H. Hernandez

    E. B. Davis, Jr.            Director ||
                                         ||
    M. J. Hooper                Director ||
                                         ||
    A. J. Krowe                 Director ||
                                         ||
    N. C. Lautenbach            Director ||
                                         ||
    R. Mehrabian                Director ||
                                         || By /s/ W. H. Hernandez
    V. A. Sarni                 Director ||    ..............................
                                         ||    W. H. Hernandez, Attorney-in-Fact
    T. J. Usher                 Director ||
                                         ||
    D. G. Vice                  Director ||
                                         ||
    D. R. Whitwam               Director ||

            INDEPENDENT AUDITORS' REPORT

            To the Board of Directors and Shareholders of PPG
            Industries, Inc.:

            We have audited the balance sheet of PPG Industries, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated January 21, 1999; such financial statements and report are included in your 1998 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included financial statement schedule II, Valuation and Qualifying Accounts, of PPG Industries, Inc. and subsidiaries for the years ended December 31, 1998, 1997 and 1996. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

            /s/ Deloitte & Touche LLP

            Pittsburgh, Pennsylvania
            January 21, 1999

PPG Industries, Inc. and Subsidiaries

Schedule II--Valuation and Qualifying Accounts
 For the Years Ended December 31, 1998, 1997 and 1996

                          Balance at  Charged to
                          Beginning   Costs and                    Balance at
      Description          of Year     Expenses   Deductions(/1/)  End of Year
      -----------         ----------  ----------  ---------------  -----------
                                             (Millions)
1998
 Deducted from assets to
  which they apply:
   Allowance for doubtful
    accounts ____________   $20.5      $11.4         $11.3         $20.6
                            =====      =====         =====         =====
1997
 Deducted from assets to
  which they apply:
   Allowance for doubtful
    accounts ____________   $25.6      $10.2         $15.3         $20.5
                            =====      =====         =====         =====
1996
 Deducted from assets to
  which they apply:
   Allowance for doubtful
    accounts ____________   $28.2      $12.9         $15.5         $25.6
                            =====      =====         =====         =====

                             ---------------------

(/1/) Notes and accounts receivable written off as uncollectible, net of recoveries, changes attributable to foreign currency translation and activity related to businesses sold.

                             PPG INDUSTRIES, INC.
                         AND CONSOLIDATED SUBSIDIARIES
                         -----------------------------

                               INDEX TO EXHIBITS


Exhibit                               Incorporated by Reference
-------                               -------------------------
3     Restated Articles        Exhibit 3          - Form 10-Q for the quarter
      of Incorporation.                             ended March 31, 1995.

3.2   Bylaws.                  Exhibit 3          - Form 10-Q for the quarter
                                                    ended March 31, 1998.

4     Shareholders' Rights     Exhibit 4          - Form 8-K, dated February
      Plan.                                         19, 1998.

10    Nonqualified Retirement  Exhibit 10         - Form 10-Q for the quarter
      Plan.                                         ended March 31, 1996.

10    Supplemental Executive   Exhibit 10.2       - Form 10-Q for the quarter
      Retirement Plan II.                           ended September 30, 1995.

10    Change in Control        Exhibit 10.5       - Form 10-Q for the quarter
      Employment Agreement.                         ended September 30, 1995.

10    PPG Industries, Inc.     Exhibit 10         - Form 10-Q for the quarter
      Stock Plan.                                   ended March 31, 1997.

10    Directors' Common        Exhibit 10.2       - Form 10-K for the year
      Stock Plan.                                   ended December 31, 1996.

10.3  PPG Industries, Inc.     Exhibit 10.3       - Form 10-K for the year
      Deferred Compensation                         ended December 31, 1997.
      Plan for Directors.



Exhibit                        Description
-------                        -----------
 3.1      Statement with Respect to Shares, amending the Restated Articles of
          Incorporation.

10.1      PPG Industries, Inc. Incentive Compensation and Deferred Income
          Plan for Key Employees.

10.2      PPG Industries, Inc. Deferred Compensation Plan.

10.4      PPG Industries, Inc. Total Shareholder Return Plan for Key Employees.

12        Computation of Ratio of Earnings to Fixed Charges for the Five
          Years Ended December 31, 1998.

13        Company's 1998 Annual Report to Shareholders.

21        Subsidiaries of the Registrant.

23        Consent of Independent Auditors.

24        Powers of Attorney.

27        Financial Data Schedule.
