Form 10-Q
period 1999-03-31
PPG INDUSTRIES INC
filed 1999-04-30
CIK 79879

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended    March 31, 1999           Commission File Number    1-1687
                     --------------                                     ------


                              PPG INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)



              Pennsylvania                                  25-0730780
(State or other jurisdiction of incorporation           (I.R.S. Employer
            or organization)                           Identification No.)

One PPG Place, Pittsburgh, Pennsylvania                        15272
(Address of principal executive offices)                     (Zip Code)


                                 (412) 434-3131
              (Registrant's telephone number, including area code)



As of March 31, 1999, 173,706,532 shares of the Registrant's common stock, par value $1.66-2/3 per share, were outstanding.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                   Yes         X                 No
                           ---------         ---------

                     PPG INDUSTRIES, INC. AND SUBSIDIARIES



                                     INDEX


                                                                              PAGE(S)
Part I.   Financial Information

  Item 1.   Financial Statements:

     Condensed Statement of Income..........................................      2

     Condensed Balance Sheet................................................      3

     Condensed Statement of Cash Flows......................................      4

     Notes to Condensed Financial Statements................................   5-10


  Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations...........................  11-17

  Item 3.   Quantitative and Qualitative Disclosures About Market Risk......     17

Part II.  Other Information

  Item 2.   Change in Securities and Use of Proceeds........................     18

  Item 4.   Submission of Matters to a Vote of Security Holders.............     18

  Item 6.   Exhibits and Reports on Form 8-K................................     19

Signature...................................................................     20

                        PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements
------------------------------

                     PPG INDUSTRIES, INC. AND SUBSIDIARIES

                   Condensed Statement of Income (Unaudited)
                   -----------------------------------------
                      (Millions, except per share amounts)


                                                                            Three Months Ended March 31
                                                                    -------------------------------------------
                                                                             1999                  1998
                                                                    ---------------------  --------------------
Net sales.........................................................          $1,803                $1,913
Cost of sales.....................................................           1,103                 1,145
                                                                            ------                ------
   Gross profit...................................................             700                   768
                                                                            ------                ------

Other expenses (earnings):
   Selling, general and administrative............................             286                   263
   Depreciation...................................................              91                    89
   Research and development.......................................              67                    67
   Interest.......................................................              26                    30
   Business divestitures and
     realignments (Note 3)........................................              24                     -
   Other charges..................................................              21                    18
   Other earnings.................................................             (23)                  (27)
                                                                            ------                ------

       Total other expenses  net..................................             492                   440
                                                                            ------                ------

Income before income taxes and minority
   interest.......................................................             208                   328

Income taxes......................................................              79                   126

Minority interest.................................................               6                    10
                                                                            ------                ------

Net income........................................................          $  123                $  192
                                                                            ======                ======

Earnings per common share (Note 2)................................          $ 0.71                $ 1.08
                                                                            ======                ======

Earnings per common share - assuming
   dilution (Note 2)..............................................          $ 0.70                $ 1.07
                                                                            ======                ======

Dividends per share...............................................          $ 0.38                $ 0.34
                                                                            ======                ======

The accompanying notes to the condensed financial statements are an integral part of this statement.

                     PPG INDUSTRIES, INC. AND SUBSIDIARIES

                      Condensed Balance Sheet (Unaudited)
                      -----------------------------------

                                                                         March 31            Dec. 31
                                                                           1999                1998
                                                                    ------------------  ------------------
Assets                                                                            (Millions)
------
Current assets:
   Cash and cash equivalents......................................         $     82            $    128
   Receivables-net................................................            1,438               1,366
   Inventories (Note 4)...........................................              948                 917
   Other..........................................................              257                 249
                                                                           --------            --------
       Total current assets.......................................            2,725               2,660

Property (less accumulated depreciation of
   $3,860 million and $3,834 million).............................            2,874               2,905
Investments.......................................................              247                 263
Goodwill (less accumulated amortization of
   $85 million and $84 million)...................................              586                 576
Other assets......................................................            1,003                 983
                                                                           --------            --------
       Total......................................................         $  7,435            $  7,387
                                                                           ========            ========

Liabilities and Shareholders' Equity
------------------------------------
Current liabilities:
   Short-term borrowings and current
       portion of long-term debt..................................         $    777            $    637
   Accounts payable and accrued liabilities.......................            1,202               1,264
   Income taxes...................................................               66                  11
                                                                           --------            --------
       Total current liabilities..................................            2,045               1,912

Long-term debt....................................................            1,066               1,081
Deferred income taxes.............................................              434                 440
Accumulated provisions............................................              448                 444
Other postretirement benefits.....................................              548                 543
                                                                           --------            --------
       Total liabilities..........................................            4,541               4,420
                                                                           --------            --------

Commitments and contingent liabilities  (Note 8)..................
Minority interest.................................................               97                  87
                                                                           --------            --------

Shareholders' equity:
   Common stock...................................................              484                 484
   Additional paid-in capital.....................................              106                 105
   Retained earnings..............................................            5,849               5,791
   Treasury stock.................................................           (3,276)             (3,198)
   Unearned compensation..........................................             (136)               (149)
   Accumulated other comprehensive loss (Note 5)..................             (230)               (153)
                                                                           --------            --------
       Total shareholders' equity.................................            2,797               2,880
                                                                           --------            --------

       Total......................................................         $  7,435            $  7,387
                                                                           ========            ========

The accompanying notes to the condensed financial statements are an integral part of this statement.

                     PPG INDUSTRIES, INC. AND SUBSIDIARIES

                 Condensed Statement of Cash Flows (Unaudited)
                 ---------------------------------------------

                                                                             Three Months Ended
                                                                    ------------------------------------
                                                                                  March 31
                                                                    ------------------------------------
                                                                             1999              1998
                                                                    ------------------  ----------------
                                                                                  (Millions)
Cash from operating activities....................................          $  125            $  219
                                                                            ------            ------

Investing activities:
   Capital spending
       Additions to property and investments......................            (120)             (108)
       Business acquisitions, net of cash balances
           acquired...............................................             (89)              (72)
   Reduction of investments.......................................              12                 1
   Other..........................................................              11                 1
                                                                            ------            ------
       Cash used for investing activities.........................            (186)             (178)
                                                                            ------            ------

Financing activities:
   Net change in borrowings with
       maturities of three months or less.........................             175                78
   Proceeds from other short-term debt............................              69                40
   Repayment of other short-term debt.............................             (68)              (31)
   Proceeds from long-term debt...................................               1                 4
   Repayment of long-term debt....................................             (28)              (32)
   Repayment of loans by employee stock
       ownership plan.............................................              13                13
   Purchase of treasury stock, net................................             (79)              (41)
   Dividends paid.................................................             (66)              (60)
                                                                            ------            ------
       Cash provided by (used for) financing activities...........              17               (29)
                                                                            ------            ------

Effect of currency exchange rate changes
   on cash and cash equivalents...................................              (2)                -
                                                                            ------            ------

Net (decrease) increase in cash and cash equivalents..............             (46)               12

Cash and cash equivalents, beginning of period....................             128               129
                                                                            ------            ------

Cash and cash equivalents, end of period..........................          $   82            $  141
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

                     PPG INDUSTRIES, INC. AND SUBSIDIARIES

              Notes to Condensed Financial Statements (Unaudited)
              ---------------------------------------------------


1.   Financial Statements
     --------------------

     The condensed financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position of PPG Industries, Inc. and subsidiaries (the Company or PPG) at March 31, 1999 and the results of their operations and their cash flows for the three months ended March 31, 1999 and 1998. These condensed financial statements should be read in conjunction with the financial statements and notes thereto incorporated by reference in PPG's Annual Report on Form 10-K for the year ended December 31, 1998.

     The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

2.   Earnings Per Common Share
     -------------------------

     The following table reflects the earnings per share calculations for the three months ended March 31, 1999 and 1998.

                                                                              Three Months Ended March 31
                                                                       -----------------------------------------
(Millions, except per share amounts)                                          1999                  1998
                                                                       -------------------  --------------------
       Earnings per common share
          Net income..............................................               $  123                $  192
                                                                                 ------                ------
          Weighted average common shares
            outstanding...........................................                174.2                 177.5
                                                                                 ------                ------
          Earnings per common share...............................               $ 0.71                $ 1.08
                                                                                 ======                ======
       Earnings per common share-
             assuming dilution
          Net income..............................................               $  123                $  192
                                                                                 ------                ------
          Weighted average common shares
            outstanding...........................................                174.2                 177.5
          Effect of dilutive securities:
            Stock options.........................................                  0.4                   0.9
            Other stock compensation plans........................                  1.2                   1.0
                                                                                 ------                ------
          Potentially dilutive common shares......................                  1.6                   1.9
                                                                                 ------                ------
          Adjusted common shares
            outstanding...........................................                175.8                 179.4
                                                                                 ------                ------
           Earnings per common share-
            assuming dilution.....................................               $ 0.70                $ 1.07
                                                                                 ======                ======

3.   Acquisitions, Business Divestitures and Realignments
     ----------------------------------------------------

     In January 1999, the Company completed the acquisition of the remaining portion of the global packaging coatings business formerly owned by Courtaulds plc from Akzo Nobel N.V. and completed the purchase of certain leased assets in connection with its 1998 acquisition of the technical coatings business of Orica Ltd. In February 1999, the Company acquired the commercial transport refinish coatings business of Sigma Coatings B.V., a subsidiary of Belgian refiner PetroFina S.A. The Company has completed preliminary purchase price allocations for these acquisitions and the operating activity associated with these acquisitions has been included in the Company's operations from the acquisition dates. The preliminary purchase price allocations are subject to adjustment in 1999 when finalized.

     In March 1999, the Company approved a restructuring plan associated with the integration of recent packaging coatings acquisitions, which resulted in a pre-tax charge of $24 million. The components of the plan included severance benefits for 182 employees and an estimated loss of $14 million on the disposal of a redundant European facility. As of March 31, 1999, $0.4 million of severance benefits had been paid under the plan. It is anticipated that the asset disposition and the payment of the remaining severance benefits will occur within a year.

4.   Inventories
     -----------

     Inventories at March 31, 1999 and December 31, 1998 are detailed below.

                                                                         March 31              Dec. 31
                                                                           1999                  1998
                                                                    -------------------  --------------------
                                                                                   (Millions)
     Finished products and work in process........................          $ 656                 $ 638
     Raw materials................................................            187                   174
     Supplies.....................................................            105                   105
                                                                            -----                 -----
         Total....................................................          $ 948                 $ 917
                                                                            =====                 =====

     Most domestic and certain foreign inventories are valued using the last-in, first-out method. If the first-in, first-out method had been used, inventories would have been $170 million and $183 million higher at March 31, 1999 and December 31, 1998, respectively.

5.   Comprehensive Income
     --------------------

     Total comprehensive income for the three months ended March 31, 1999 and 1998 was as follows:

                                                                           Three Months Ended March 31
                                                                           ---------------------------
                                                                                1999          1998
                                                                                ----          ----
                                                                                     (Millions)
       Net income.................................................              $ 123          $ 192
                                                                                -----          -----
       Other comprehensive loss, net of tax:
          Currency translation adjustment.........................                (71)           (11)
          Minimum pension liability adjustment....................                 (1)             -
          Unrealized losses on marketable securities..............                 (5)             -
                                                                                -----          -----
                                                                                  (77)           (11)
                                                                                -----          -----

              Total comprehensive income...........................             $  46          $ 181
                                                                                =====          =====

     As of March 31, 1999 and December 31, 1998, accumulated other comprehensive loss, as reflected on the condensed balance sheet, was comprised of the following:

                                                                          March 31              Dec. 31
                                                                            1999                 1998
                                                                    --------------------  -------------------
                                                                                    (Millions)
Currency translation adjustment...................................        $ (193)               $ (122)
Minimum pension liability adjustment..............................           (32)                  (31)
Unrealized losses on marketable securities........................            (5)                    -
                                                                          ------                ------
  Accumulated other comprehensive loss............................        $ (230)               $ (153)
                                                                          ======                ======

6.   Cash Flow Information
     ---------------------

     Cash payments for interest were $20 million and $23 million for the three months ended March 31, 1999 and 1998, respectively. Net cash payments for income taxes for the three months ended March 31, 1999 and 1998 were $17 million and $44 million, respectively.

7.   Business Segment Information
     ----------------------------

     Effective December 31, 1998, PPG adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information." Segment operating income and other unallocated corporate (expense) income for the three months ended March 31, 1998 have been restated to conform with the current year presentation format.

                                                                            Three Months Ended March 31
                                                                     ------------------------------------------
                                                                             1999                  1998
                                                                     --------------------  --------------------
                                                                                    (Millions)
     Net sales:
       Coatings (a)................................................           $  912                $  821
       Glass.......................................................              557                   687
       Chemicals (b)...............................................              337                   407
       Intersegment net sales......................................               (3)                   (2)
                                                                              ------                ------

          Total....................................................           $1,803                $1,913
                                                                              ======                ======

     Operating income:
       Coatings (c)................................................           $  101                $  127
       Glass.......................................................               97                   113
       Chemicals...................................................               36                   111
                                                                              ------                ------

          Total....................................................              234                   351

     Interest expense - net........................................              (25)                  (27)

     Other unallocated corporate (expense) income - net............               (1)                    4
                                                                              ------                ------

     Income before income taxes and
       minority interest...........................................           $  208                $  328
                                                                              ======                ======

     (a) Includes intersegment net sales of $1 million for the three months ended March 31, 1999.

     (b) Includes intersegment net sales of $2 million for each of the three-month periods.

     (c) Includes for the three months ended March 31, 1999 a pre-tax restructuring charge of $24 million associated with the integration of recent packaging coatings acquisitions, including the disposal of a redundant European facility and work-force reductions.

8.   Commitments and Contingent Liabilities
     --------------------------------------

     PPG is involved in a number of lawsuits and claims, both actual and potential, including some that it has asserted against others, in which substantial money damages are sought. These lawsuits and claims relate to product liability, contract, patent, environmental, antitrust and other matters arising out of the conduct of PPG's business. The Company has been named in a number of antitrust lawsuits alleging that PPG acted with competitors to fix prices and allocate markets for certain glass products.

     These antitrust proceedings are in an early stage. PPG's lawsuits and claims against others include claims against insurers and other third parties with respect to actual and contingent losses related to environmental matters. Management believes that, in the aggregate, the outcome of all lawsuits and claims involving PPG will not have a material effect on PPG's consolidated financial position, results of operations or liquidity.

     It is PPG's policy to accrue expenses for environmental contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Reserves for environmental contingencies are exclusive of claims against third parties and are not discounted. As of March 31, 1999 and December 31, 1998, PPG had reserves for environmental contingencies totaling $90 million and $94 million, respectively. Pre-tax charges against income for environmental remediation costs for the three months ended March 31, 1999 and 1998 totaled $2 million and $3 million, respectively, and are included in "Other Charges" in the condensed statement of income. Cash outlays related to such charges for the three months ended March 31, 1999 and 1998 aggregated $6 million and $5 million, respectively.

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

     In addition to the amounts currently reserved, the Company may be subject to loss contingencies related to environmental matters estimated to be as much as $200 million to $400 million, which range is unchanged from December 31, 1998. Such unreserved losses are reasonably possible but are not currently considered to be probable of occurrence. Although insurers and other third parties may cover a portion of these costs, to the extent they are incurred, any potential recovery is not included in this unreserved exposure to future loss. The Company's environmental contingencies are expected to be resolved over an extended period of time.

     Although the unreserved exposure to future loss relates to all sites, a significant portion of such exposure involves three operating plant sites. Initial remedial actions are occurring at these sites. Studies to determine the nature of the contamination are reaching completion and the need for additional remedial actions, if any, is presently being evaluated. The loss contingencies related to the remaining portion of such unreserved exposure include significant unresolved issues such as the nature and extent of contamination, if any, at sites and the methods that may have to be employed should remediation be required.

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

9.   Subsequent Event
     ----------------

     On April 28, 1999, the Company agreed to acquire the global automotive refinish and industrial coatings businesses of Imperial Chemical Industries PLC, with the exception of the businesses in the Indian subcontinent, for 425 million British pounds sterling or approximately $684 million. The transaction is subject to regulatory approvals and the Company anticipates a closing date in the next few months for the businesses located in Europe and North and South America and later in 1999 for the businesses located in Asia.

     The 1998 sales of the businesses were approximately $459 million. The Company intends to use the purchase method of accounting to record the acquisition. The acquisition is expected to be funded through a combination of cash generated from operations and external funding sources.

Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations
         ---------------------

Performance Overview
Sales decreased 6% during the first quarter of 1999 to $1.80 billion from $1.91 billion in the first quarter of 1998. The overall sales decrease resulted from a 6% decline due to the absence of sales from our European flat and automotive glass businesses divested in July 1998 and a 4% decrease in sales associated primarily with significantly lower prices for our chlorine and caustic soda products. A 4% increase in volumes related principally to several acquisitions made in late 1998 and early 1999 within the coatings segment partially offset the lower overall sales.

The gross profit percentage decreased in the first quarter of 1999 to 38.8% from 40.1% in the same quarter of 1998. The decline in the gross profit percentage resulted primarily from the combination of lower selling prices for our chlorine and caustic soda products and unfavorable sales mix changes across all of our operating segments. These unfavorable results were partially offset by ongoing improvements in manufacturing efficiencies in our glass and coatings segments and lower raw material and energy costs in our chemicals segment.

Net income and earnings per common share, diluted, for the first quarter of 1999 were $123 million and $0.70, respectively, compared to $192 million and $1.07, respectively, for the first quarter of 1998. In addition to the factors that contributed to a lower gross margin percentage, first quarter 1999 net income was negatively impacted by a $20 million after-tax restructuring charge related to the integration of recent packaging coatings acquisitions, lower operating margins associated with recent acquisitions and the effects of the continued economic weakness in Brazil and Asia. These negative factors were offset in part by lower income tax expense due to a reduction in pre-tax earnings and a lower effective tax rate.

Performance of Business Segments
Coatings sales increased 11% to $911 million from $821 million in the same quarter of 1998. The substantial increase in sales volume in the first quarter of 1999 is attributable principally to worldwide acquisitions in the second half of 1998 and early 1999 and modest volume increases in our automotive original and industrial coatings businesses in North America. Operating income decreased to $101 million in the first quarter of 1999 from $127 million in the first quarter of 1998. The decrease in operating income is attributable to a $24 million pre-tax restructuring charge for disposal of a redundant European facility and work-force reductions related to the integration of recent packaging coatings acquisitions, unfavorable sales mix changes, principally for our automotive original coatings products in Europe, and the effects of the economic weakness in Brazil. These negative factors were offset in part by manufacturing efficiencies in our European automotive original and North American architectural businesses and lower selling, general and administrative expenses in our North American automotive original and industrial coatings businesses.

Glass sales decreased 19% to $557 million in the first quarter of 1999 from $687 million in the same quarter of 1998. Sales declined 16% as a result of the divestiture of our European flat and automotive glass businesses in July 1998, 2% from lower worldwide sales volumes for our electronic and specialty fiber glass products and 2% principally from lower prices for our fiber glass reinforcement products due to the worldwide pricing effects of the recessionary Asian economies. These negative factors were partially offset by a 1% increase in sales volumes primarily related to our North American automotive original and replacement glass businesses. Operating income decreased to $97 million in the first quarter of 1999 from $113 million in the same quarter of 1998. The combination of the absence of profits related to the European flat and automotive glass businesses, lower fiber glass sales volumes and pricing pressures discussed above and unfavorable sales mix changes in certain businesses was partially offset by manufacturing efficiencies in our automotive original and aircraft glass businesses.

Chemicals sales decreased 17% to $335 million in the first quarter of 1999 from $405 million in the first quarter of 1998. Sales declined 17% as a result of lower selling prices for chlorine and caustic soda products, due in part to the worldwide pricing effects of the recessionary Asian economies and 3% due to lower volumes for optical products. These negative factors were partially offset by a 3% increase in volumes for our chlorine, caustic soda and other chlor-alkali products. Operating income decreased to $36 million in the first quarter of 1999 compared to $111 million in the same quarter of 1998. The significant reduction in selling prices for chlorine and caustic soda products and unfavorable sales mix changes were only slightly offset by lower raw material and energy costs.

Other Factors
The increase in short-term borrowings principally results from the issuance of commercial paper in the first quarter of 1999.

Acquisitions, Business Divestitures and Realignments
In January 1999, the Company completed the acquisition of the remaining portion of the global packaging coatings business formerly owned by Courtaulds plc from Akzo Nobel N.V. and completed the purchase of certain leased assets in connection with its 1998 acquisition of the technical coatings business of Orica Ltd. In February 1999, the Company acquired the commercial transport refinish coatings business of Sigma Coatings B.V., a subsidiary of Belgian refiner PetroFina S.A. The Company has completed preliminary purchase price allocations for these acquisitions and the operating activity associated with these acquisitions has been included in the Company's operations from the acquisition dates. The preliminary purchase price allocations are subject to adjustment in 1999 when finalized.

In March 1999, the Company approved a restructuring plan associated with the integration of recent packaging coatings acquisitions, which resulted in a pre-tax charge of $24 million. The components of the plan included severance benefits for 182 employees and an estimated loss of $14 million on the disposal of a redundant European facility. As of March 31, 1999, $0.4 million of severance benefits had been paid under the plan. It is anticipated that the asset disposition and the payment of the remaining severance benefits will occur within a year.

Conversion to the Euro
On January 1, 1999, eleven of the member countries of the European Monetary Union converted from their sovereign currencies to a common currency, the euro. At that time, fixed conversion rates between the legacy currencies and the euro were set. The legacy currencies will remain legal tender from January 1, 1999 through July 1, 2002. Beginning January 1, 2002, euro-denominated currency will be issued. No later than July 1, 2002, the participating countries will withdraw all bills and coins so that their legacy currencies will no longer be considered legal tender.

PPG has identified the significant issues that may result from the euro conversion and is addressing them. These issues include increased competitive pressures from greater price transparency, changes to information systems to accommodate various aspects of the new currency and exposure to market risk with respect to financial instruments. PPG does not expect the impact on its operating results or financial condition from the conversion to be material.

Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. Management's Discussion and Analysis and other sections of this Form 10-Q contain forward-looking statements that reflect the Company's current views with respect to future events and financial performance.

Forward-looking statements are identified by the use of the words "aim," "believe," "expect," "anticipate," "intend," "estimate" and other expressions that indicate future events and trends. Any forward-looking statement speaks only as of the date on which such statement is made and the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Form 8-K and 10-K reports to the Securities and Exchange Commission. Also, note the following cautionary statements.

Many factors could cause actual results to differ materially from the Company's forward-looking statements. Among these factors are increasing price and product competition by foreign and domestic competitors, fluctuations in the cost and availability of raw materials, the ability to maintain favorable supplier relationships and arrangements, economic and political conditions in international markets, the ability to penetrate existing, developing and emerging foreign and domestic markets, which also depends on economic and political conditions, foreign exchange rates and fluctuations in those rates and the uncertainties regarding the Year 2000 problem discussed below. Further, one should understand that it is not possible to predict or identify all such factors. Consequently, while the list of factors presented here is considered representative, no such list, including the one here, should be considered to be a complete statement of all potential risks and uncertainties. Indeed, unlisted factors may present significant additional obstacles to the realization of forward-looking statements.

The following discussion regarding Year 2000 issues, including the discussion of the timing and effectiveness of implementation and the estimated cost of the Company's Year 2000 efforts, contains forward-looking statements derived using various assumptions of future events. These forward-looking statements involve inherent risks and uncertainties and the actual results could differ materially from those contemplated by such statements.

Factors that could cause material differences in results - many of which are outside the control of the Company - include, but are not limited to:

     . The Company's ability to locate and correct all relevant computer software.

     . The accuracy of representations by manufacturers of the Company's computer systems and software that their products are Year 2000 compliant.

     . The ability of the Company's suppliers, customers and other counterparties to identify and resolve their own Year 2000 obligations so as to allow them to continue normal business operations or furnish products, services or data to the Company without disruption.

     .   The Company's ability to respond to unforeseen Year 2000 complications.

The consequences of material differences in the results as compared to those anticipated in the forward-looking statements could include, among other things, business disruption, operational problems, financial loss, legal liability to third parties and similar risks, any of which could have a material adverse effect on the Company's consolidated financial condition, operations or liquidity.

Year 2000 Readiness Disclosure
Background. Many existing information technology (IT) products and systems and non-IT products and systems containing embedded microchip processors, were originally programmed to represent any calendar dates by using six digits (for example, 12/31/99), as opposed to eight digits (for example, 12/31/1999). Accordingly, such products and systems may experience miscalculations, malfunctions or disruptions when attempting to process information containing dates that fall after December 31, 1999, or other dates that could cause computer malfunctions. These potential problems are collectively referred to as the "Year 2000" problem.

State of Readiness. Recognizing the importance of Year 2000 issues, the Company has established a corporate-wide Year 2000 Steering Committee made up of certain senior executives of the Company. The Committee is responsible for overseeing the Company's efforts to assess and address the Year 2000 problem as it may affect the Company. The scope of the Company's efforts includes: (1) an assessment, and where needed a remediation, of both IT and non-IT elements of its business information, computing, telecommunications and process control systems; (2) an assessment, and remediation, as necessary, of equipment with embedded computer chips and (3) an evaluation of the Company's relationships with material third parties as they may be impacted by the Year 2000 problem.

The phases of the Company's Year 2000 compliance plan are: (1) Internal Assessment - a detailed evaluation of the potential Year 2000 effects on the Company's IT and non-IT systems and on its equipment with embedded computer chips; (2) Remediation - corrective action including code enhancements, hardware and software upgrades, system replacements, vendor certification, equipment repair or replacement and other associated changes to achieve Year 2000 compliance; (3) Testing - the verification that remediation actions are effective; (4) Third- Party Evaluation - an evaluation of the Year 2000 readiness of key suppliers of goods and services and of key customers and (5) Contingency Planning - the development of detailed procedures to be put in place should the Company or key suppliers or customers experience a significant Year 2000 problem. These phases sometimes overlap.

The assessment phase is complete with the exception of certain recently acquired businesses where the assessment phase is in progress and is expected to be completed by June 30, 1999. The remediation and testing efforts are well under way on all critical IT and non-IT systems and the Company presently anticipates that it will substantially complete remediation of such critical systems by June 30, 1999 and that remediation and testing of all remaining systems will be completed by December 31, 1999. Once systems undergo remediation, they are tested for Year 2000 compliance. For major systems, the testing process usually involves subjecting the remediated system to a simulated change of date from the year 1999 to the year 2000 using, in many cases, computer resources dedicated to that purpose so that normal computing activity is not interrupted or adversely affected by the testing. The Company is currently in the process of testing a number of the most critical IT and non-IT systems and expects to complete, in all material respects, testing of all internal systems prior to the year 2000. The Year 2000 Steering Committee will continue to review Year 2000 compliance efforts on an ongoing basis.

In the third-party evaluation phase, the Company has identified and contacted materially significant suppliers of goods or services in an effort to determine the state of readiness of these important third parties. Materially significant suppliers for this purpose are considered to be those from whom the Company purchases a significant dollar amount of goods or services and those who supply goods or services that are critical to uninterrupted production by the Company of its products, including those who are sole-source suppliers of important goods or services. Written assurances that these materially significant suppliers are progressing toward timely Year 2000 compliance have been received from approximately 95% of the Company's materially significant suppliers. The Company is also in the process of identifying and investigating the Year 2000 readiness of its materially significant customers. Materially significant customers for this purpose are considered to be those to whom the Company sells a significant dollar amount of goods.

If materially significant suppliers or customers or a number of less substantial suppliers or customers do not convert their systems in a timely manner, or are themselves adversely affected by a lack of Year 2000 readiness on the part of their suppliers or customers, it could have a material adverse effect on the Company's operations, liquidity or consolidated financial condition. The Company believes that its continuing efforts to gain assurances of Year 2000 compliance from materially significant suppliers and its investigative efforts with respect to the readiness of materially significant customers will minimize these risks. Nonetheless, the actual readiness of these third parties is beyond the Company's control.

Costs. The Company is using both internal and external resources to execute its Year 2000 compliance plan. The Company currently estimates the incremental cost of resolving the Year 2000 issue at approximately $20 to $25 million. The Company spent $7 million during 1998, representing the incremental cost of resolving the Year 2000 issue and anticipates the expenditure of an additional $13 to $18 million during 1999. Approximately 50% of the total Year 2000 costs are expected to be expended on equipment or software replacement and the remainder on remediation and testing of existing systems.

All Year 2000 costs are expected to be funded from the Company's operating cash flow. The Company is expensing as incurred all costs related to the assessment, remediation and testing of the Year 2000 issue, unless new systems or equipment are purchased. In those instances, such costs are capitalized and charged to expense over the useful lives of those assets in accordance with the Company's existing policy. These cost estimates are based on currently available information and may be subject to change.

Risks. If needed modifications and conversions of computer systems are not made on a timely basis by the Company or its materially significant suppliers or customers, the Company could be affected by business disruption, operational problems, financial loss, legal liability to third parties and similar risks, any of which could have a material adverse effect on the Company's consolidated financial condition, operations or liquidity. Although not anticipated, the most reasonably likely worst-case scenario of failure by the Company or its key suppliers or customers to resolve the Year 2000 issue would be a short-term slowdown or cessation of manufacturing operations at one or more of the Company's facilities and a short-term inability on the part of the Company to process orders and billings in a timely manner and to deliver product to customers.

Contingency Planning. While the Company continues to focus on solutions for Year 2000 issues and expects to be Year 2000 compliant in a timely manner, the Company is in the process of developing contingency plans. Such plans will set forth the Company's responses should the Company or materially significant third parties with which it has relationships not achieve Year 2000 compliance in a timely manner. The Company expects to finalize its contingency plans by June 30, 1999.

Accounting Standards
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 1999. The Company is currently evaluating the prospective impact of this standard on its financial position and results of operations.

Commitments and Contingent Liabilities, including Environmental Matters
PPG is involved in a number of lawsuits and claims, both actual and potential, including some that it has asserted against others, in which substantial money damages are sought. These lawsuits and claims relate to product liability, contract, patent, environmental, antitrust and other matters arising out of the conduct of PPG's business. The Company has been named in a number of antitrust lawsuits alleging that PPG acted with competitors to fix prices and allocate markets for certain glass products. These antitrust proceedings are in an early stage. PPG's lawsuits and claims against others include claims against insurers and other third parties with respect to actual and contingent losses related to environmental matters. Management believes that, in the aggregate, the outcome of all lawsuits and claims involving PPG will not have a material effect on PPG's consolidated financial position, results of operations or liquidity.

It is PPG's policy to accrue expenses for environmental contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Reserves for environmental contingencies are exclusive of claims against third parties and are not discounted. As of March 31, 1999 and December 31, 1998, PPG had reserves for environmental contingencies totaling $90 million and $94 million, respectively. Pre-tax charges against income for environmental remediation costs for the three months ended March 31, 1999 and 1998 totaled $2 million and $3 million, respectively, and are included in "Other Charges" in the condensed statement of income. Cash outlays related to such charges for the three months ended March 31, 1999 and 1998 aggregated $6 million and $5 million, respectively.

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

In addition to the amounts currently reserved, the Company may be subject to loss contingencies related to environmental matters estimated to be as much as $200 million to $400 million, which range is unchanged from December 31, 1998. Such unreserved losses are reasonably possible but are not currently considered to be probable of occurrence. Although insurers and other third parties may cover a portion of these costs, to the extent they are incurred, any potential recovery is not included in this unreserved exposure to future loss. The Company's environmental contingencies are expected to be resolved over an extended period of time.

Although the unreserved exposure to future loss relates to all sites, a significant portion of such exposure involves three operating plant sites. Initial remedial actions are occurring at these sites. Studies to determine the nature of the contamination are reaching completion and the need for additional remedial actions, if any, is presently being evaluated. The loss contingencies related to the remaining portion of such unreserved exposure include significant unresolved issues such as the nature and extent of contamination, if any, at sites and the methods that may have to be employed should remediation be required.

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

Subsequent Event
On April 28, 1999, the Company agreed to acquire the global automotive refinish and industrial coatings businesses of Imperial Chemical Industries PLC, with the exception of the businesses in the Indian subcontinent, for 425 million British pounds sterling or approximately $684 million. The transaction is subject to regulatory approvals and the Company anticipates a closing date in the next few months for the businesses located in Europe and North and South America and later in 1999 for the businesses located in Asia.

The 1998 sales of the businesses were approximately $459 million. The Company intends to use the purchase method of accounting to record the acquisition. The acquisition is expected to be funded through a combination of cash generated from operations and external funding sources.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

There were no material changes in the Company's exposure to market risk from December 31, 1998.

                          PART II.  OTHER INFORMATION


Item 2.  Change in Securities and Use of Proceeds
-------------------------------------------------

Directors who are not also Officers of the Company receive Common Stock Equivalents pursuant to the Deferred Compensation Plan for Directors and the Directors' Common Stock Plan. Common Stock Equivalents are hypothetical shares of Common Stock having a value on any given date equal to the value of a share of Common Stock. Common Stock Equivalents earn dividend equivalents that are converted into additional Common Stock Equivalents but carry no voting rights or other rights of a holder of Common Stock. The Common Stock Equivalents credited to Directors under both plans are exempt from registration under Section 4(2) of the Securities Act of 1933 as private offerings made only to Directors of the Company in accordance with the provisions of the plans.

Under the Company's Deferred Compensation Plan for Directors, each Director must defer receipt of such compensation as the Board mandates. Currently, the Board mandates deferral of one-third of each payment of the basic annual retainer of each Director. Each Director may also elect to defer the receipt of (1) an additional one-third of each payment of the basic annual retainer, (2) all of the basic annual retainer, or (3) all compensation. All deferred payments are held in the form of Common Stock Equivalents. Payments out of the deferred accounts are made in the form of Common Stock of the Company (and cash as to any fractional Common Stock Equivalent). In the first quarter of 1999, the Directors, as a group, were credited with 5,236 Common Stock Equivalents under this Plan. The values of the Common Stock Equivalents, when credited, ranged from $51.25 to $53.75.

Under the Directors' Common Stock Plan, each Director who neither is nor was an employee of the Company is credited annually with Common Stock Equivalents worth one-half of the Director's basic annual retainer. Upon termination of service and attaining 70 years of age, the Common Stock Equivalents held in a Director's account are converted to and paid in Common Stock of the Company (and cash as to any fractional Common Stock Equivalent). In the first quarter of 1999, the Directors, as a group, received 261 Common Stock Equivalents under this Plan. The value of each Common Stock Equivalent, when credited, was $53.13.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

At the Company's Annual Meeting of Shareholders held on April 15, 1999 (the Annual Meeting), the shareholders voted on the election of three directors to serve for the terms indicated in the proxy statement relating to the Annual Meeting. The vote was as follows:

            Nominees                           Votes For                         Votes Withheld
            --------                           ---------                         --------------
       Michele J. Hooper                      138,072,446                           2,648,932
       Raymond W. LeBoeuf                     137,957,972                           2,763,406
       David G. Vice                          138,165,669                           2,555,709

There were no broker non-votes with respect to this matter. Each of the nominees was elected to serve as a director for the terms indicated in the proxy statement relating to the Annual Meeting.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------


         (a)  Exhibits

              (10)  Directors' Common Stock Plan.

              (12)  Computation of Ratio of Earnings to Fixed Charges.

              (27)  Financial Data Schedule.


         (b)  Reports on Form 8-K

              (1) The Company did not file any reports on Form 8-K during the three months ended March 31, 1999.

                                   SIGNATURE
                                   ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   PPG INDUSTRIES, INC.
                                        ---------------------------------------
                                                       (Registrant)




Date:             April 30, 1999     By           /s/ W. H. Hernandez
                                        ---------------------------------------
                                                    W. H. Hernandez
                                             Senior Vice President, Finance
                                                (Principal Financial and
                                                 Accounting Officer and
                                                Duly Authorized Officer)

                     PPG INDUSTRIES, INC. AND SUBSIDIARIES
                     -------------------------------------


                               INDEX TO EXHIBITS


Exhibit
 Number    Description
-------    -----------

(10)       Directors' Common Stock Plan.

(12)       Computation of Ratio of Earnings to Fixed Charges.

(27)       Financial Data Schedule.