Form 10-Q
period 1999-06-30
PPG INDUSTRIES INC
filed 1999-07-27
CIK 79879

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended    June 30, 1999            Commission File Number    1-1687
                   -----------------                                   --------



                              PPG INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)



              Pennsylvania                                      25-0730780
(State or other jurisdiction of incorporation                (I.R.S. Employer
            or organization)                                Identification No.)


One PPG Place, Pittsburgh, Pennsylvania                           15272
(Address of principal executive offices)                        (Zip Code)


                                 (412) 434-3131
              (Registrant's telephone number, including area code)



As of June 30, 1999, 173,610,793 shares of the Registrant's common stock, par value $1.66-2/3 per share, were outstanding.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                   Yes         X                         No
                           ---------                         ---------

                     PPG INDUSTRIES, INC. AND SUBSIDIARIES


                                     INDEX

                                                                             PAGE(S)
Part I.   Financial Information

  Item 1.  Financial Statements:

     Condensed Statement of Income.........................................        2

     Condensed Balance Sheet...............................................        3

     Condensed Statement of Cash Flows.....................................        4

     Notes to Condensed Financial Statements...............................     5-10


  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.............................    11-19

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk......       19

Part II.  Other Information

  Item 1.  Legal Proceedings...............................................       20

  Item 2.  Change in Securities and Use of Proceeds........................       20

  Item 6.  Exhibits and Reports on Form 8-K................................       21

Signature..................................................................       22

                        PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements
------------------------------

                     PPG INDUSTRIES, INC. AND SUBSIDIARIES

                   Condensed Statement of Income (Unaudited)
                   -----------------------------------------
                      (Millions, except per share amounts)

                                                                 Three Months                     Six Months
                                                                 Ended June 30                   Ended June 30
                                                             ---------------------          -----------------------
                                                              1999           1998            1999             1998
                                                             ------         ------          ------           ------

Net sales...........................................         $1,947         $2,004          $3,750           $3,917
Cost of sales.......................................          1,165          1,186           2,268            2,331
                                                             ------         ------          ------           ------
  Gross profit......................................            782            818           1,482            1,586
                                                             ------         ------          ------           ------
Other expenses (earnings):
  Selling, general and administrative...............            307            293             593              556
  Depreciation......................................             87             89             178              178
  Research and development..........................             67             67             134              134
  Interest..........................................             29             28              55               58
  Business divestitures and
   realignments (Note 3)............................              -             15              24               15
  Other charges.....................................             31             16              52               34
  Other earnings....................................            (43)           (26)            (66)             (53)
                                                             ------         ------          ------           ------

    Total other expenses - net......................            478            482             970              922
                                                             ------         ------          ------           ------

Income before income taxes and minority
  interest..........................................            304            336             512              664

Income taxes........................................            116            130             195              256

Minority interest...................................              4              7              10               17
                                                             ------         ------          ------           ------

Net income..........................................         $  184         $  199          $  307           $  391
                                                             ======         ======          ======           ======

Earnings per share (Note 2).........................         $ 1.06         $ 1.13          $ 1.77           $ 2.21
                                                             ======         ======          ======           ======

Earnings per share - assuming dilution
  (Note 2)..........................................         $ 1.05         $ 1.11          $ 1.75           $ 2.18
                                                             ======         ======          ======           ======

Dividends per share.................................         $ 0.38         $ 0.36          $ 0.76           $ 0.70
                                                             ======         ======          ======           ======


The accompanying notes to the condensed financial statements are an integral part of this statement.

                     PPG INDUSTRIES, INC. AND SUBSIDIARIES

                      Condensed Balance Sheet (Unaudited)
                      -----------------------------------

                                                                             June 30             Dec. 31
                                                                               1999                1998
                                                                             --------            --------
Assets                                                                                (Millions)
------
Current assets:
   Cash and cash equivalents......................................           $     96            $    128
   Receivables-net................................................              1,500               1,366
   Inventories (Note 4)...........................................                915                 917
   Other..........................................................                268                 249
                                                                             --------            --------
       Total current assets.......................................              2,779               2,660

Property (less accumulated depreciation of
   $3,916 million and $3,834 million).............................              2,876               2,905
Investments.......................................................                262                 263
Goodwill (less accumulated amortization of
   $89 million and $84 million)...................................                571                 576
Prepaid pension cost..............................................                753                 707
Other assets......................................................                272                 276
                                                                             --------            --------
       Total......................................................           $  7,513            $  7,387
                                                                             ========            ========

Liabilities and Shareholders' Equity
------------------------------------
Current liabilities:
   Short-term borrowings and current
       portion of long-term debt..................................           $    711            $    637
   Accounts payable and accrued liabilities.......................              1,242               1,264
   Income taxes...................................................                 36                  11
                                                                             --------            --------
       Total current liabilities..................................              1,989               1,912

Long-term debt....................................................              1,051               1,081
Deferred income taxes.............................................                451                 440
Accumulated provisions............................................                448                 444
Other postretirement benefits.....................................                548                 543
                                                                             --------            --------
       Total liabilities..........................................              4,487               4,420
                                                                             --------            --------
Commitments and contingent liabilities  (Note 8)..................
Minority interest.................................................                 91                  87
                                                                             --------            --------
Shareholders' equity:
   Common stock...................................................                484                 484
   Additional paid-in capital.....................................                104                 105
   Retained earnings..............................................              5,968               5,791
   Treasury stock.................................................             (3,271)             (3,198)
   Unearned compensation..........................................               (149)               (149)
   Accumulated other comprehensive loss (Note 5)..................               (201)               (153)
                                                                             --------            --------
       Total shareholders' equity.................................              2,935               2,880
                                                                             --------            --------
       Total......................................................           $  7,513            $  7,387
                                                                             ========            ========

The accompanying notes to the condensed financial statements are an integral part of this statement.

                     PPG INDUSTRIES, INC. AND SUBSIDIARIES

                 Condensed Statement of Cash Flows (Unaudited)
                 ---------------------------------------------

                                                                                    Six Months Ended
                                                                                    ----------------
                                                                                        June 30
                                                                                        -------
                                                                                 1999             1998
                                                                                ------           ------
                                                                                       (Millions)

Cash from operating activities....................................              $  389           $  462
                                                                                ------           ------
Investing activities:
   Capital spending
       Additions to property and investments......................                (206)            (216)
       Business acquisitions, net of cash balances
           acquired...............................................                (113)             (69)
   Reduction of investments.......................................                  16                3
   Other..........................................................                  19                7
                                                                                ------           ------
       Cash used for investing activities.........................                (284)            (275)
                                                                                ------           ------
Financing activities:
   Net change in borrowings with
       maturities of three months or less.........................                 111               75
   Proceeds from other short-term debt............................                 137               62
   Repayment of other short-term debt.............................                (138)             (64)
   Proceeds from long-term debt...................................                   6                4
   Repayment of long-term debt....................................                 (43)             (43)
   Loans to employee stock ownership plan.........................                 (24)             (26)
   Repayment of loans by employee stock
       ownership plan.............................................                  24               20
   Purchase of treasury stock, net................................                 (76)             (67)
   Dividends paid.................................................                (132)            (124)
                                                                                ------           ------
       Cash used for financing activities.........................                (135)            (163)
                                                                                ------           ------
Effect of currency exchange rate changes
   on cash and cash equivalents...................................                  (2)              (2)
                                                                                ------           ------

Net (decrease) increase in cash and cash equivalents..............                 (32)              22

Cash and cash equivalents, beginning of period....................                 128              129
                                                                                ------           ------

Cash and cash equivalents, end of period..........................              $   96           $  151
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

                     PPG INDUSTRIES, INC. AND SUBSIDIARIES

              Notes to Condensed Financial Statements (Unaudited)
              ---------------------------------------------------


1.   Financial Statements
     --------------------

     The condensed financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position of PPG Industries, Inc. and subsidiaries (the Company or PPG) at June 30, 1999 and the results of their operations and their cash flows for the three- and six-month periods ended June 30, 1999 and 1998. These condensed financial statements should be read in conjunction with the financial statements and notes thereto incorporated by reference in PPG's Annual Report on Form 10-K for the year ended December 31, 1998.

     The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

2.   Earnings Per Common Share
     -------------------------

     The following table reflects the earnings per share calculations for the three and six months ended June 30, 1999 and 1998.

                                                                      Three Months                 Six Months
                                                                     Ended June 30                Ended June 30
                                                                  ---------------------       ----------------------
                                                                    1999          1998          1999          1998
                                                                  -------       -------       -------       --------
     (Millions, except per share amounts)
     Earnings per common share
       Net income..........................................        $  184        $  199        $  307         $  391
                                                                   ------        ------        ------         ------
       Weighted average common shares
        outstanding........................................         173.5         177.0         173.9          177.3
                                                                   ------        ------        ------         ------
       Earnings per common share...........................        $ 1.06        $ 1.13        $ 1.77         $ 2.21
                                                                   ======        ======        ======         ======
     Earnings per common share -
        assuming dilution
       Net income..........................................        $  184        $  199        $  307         $  391
                                                                   ------        ------        ------         ------
       Weighted average common shares
        outstanding........................................         173.5         177.0         173.9          177.3
       Effect of dilutive securities:
        Stock options......................................           0.5           1.2           0.4            0.9
        Other stock compensation plans.....................           1.2           1.0           1.2            1.0
                                                                   ------        ------        ------         ------
       Potentially dilutive common shares..................           1.7           2.2           1.6            1.9
                                                                   ------        ------        ------         ------
       Adjusted common shares
        outstanding........................................         175.2         179.2         175.5          179.2
                                                                   ------        ------        ------         ------
       Earnings per common share -
        assuming dilution..................................        $ 1.05        $ 1.11        $ 1.75         $ 2.18
                                                                   ======        ======        ======         ======

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

     In March 1999, the Company approved a restructuring plan associated with the integration of recent packaging coatings acquisitions, which resulted in a pre-tax charge of $24 million. The components of the plan included severance benefits for 182 employees and an estimated loss of $14 million on the disposal of a redundant European facility. As of June 30, 1999, $1 million of severance benefits had been paid under the plan. It is anticipated that the asset disposition and the payment of the remaining severance benefits will occur by March 31, 2000.

     On April 28, 1999, the Company agreed to acquire the global automotive refinish and industrial coatings businesses of Imperial Chemical Industries PLC (ICI), with the exception of the businesses in the Indian subcontinent, for 425 million British pounds sterling or approximately $684 million. The transaction is subject to regulatory approvals and the Company anticipates a closing date at the end of July 1999 for the businesses located in Europe and North and South America, and later in 1999 for the businesses located in Asia. The 1998 sales of the ICI businesses were approximately $459 million.

     On June 2, 1999, the Company agreed to acquire coatings and sealants maker PRC-DeSoto International, Inc. (PRC-DeSoto) from Akzo Nobel N.V. for approximately $513 million. Pending regulatory approval, the acquisition should be completed by the end of July 1999. PRC-DeSoto's 1998 sales were approximately $225 million.

     The Company intends to use the purchase method of accounting to record these two pending acquisitions and the acquisitions are expected to be funded through a combination of cash generated from operations and external funding sources.

     The Company has previously reserved for the estimated loss on the disposition of its equity interests in two Asian float glass plants and two downstream fabrication facilities. At June 30, 1999, the reserve totaled approximately $40 million. Negotiations related to these disposals are ongoing and the Company anticipates completion of the sales of these facilities by the end of 1999.

4.   Inventories
     -----------

     Inventories at June 30, 1999 and December 31, 1998 are detailed below.

                                                                                 June 30              Dec. 31
                                                                                  1999                  1998
                                                                                ---------            ---------
                                                                                         (Millions)
     Finished products and work in process........................                $ 636                 $ 638
     Raw materials................................................                  175                   174
     Supplies.....................................................                  104                   105
                                                                                  -----                 -----

         Total....................................................                $ 915                 $ 917
                                                                                  =====                 =====

     Most domestic and certain foreign inventories are valued using the last-in, first-out method. If the first-in, first-out method had been used, inventories would have been $166 million and $183 million higher at June 30, 1999 and December 31, 1998, respectively.


5.   Comprehensive Income
     --------------------

     Total comprehensive income for the three and six months ended June 30, 1999 and 1998 was as follows:

                                                                      Three Months                  Six Months
                                                                     Ended June 30                Ended June 30
                                                               -----------------------       ----------------------
                                                                 1999           1998           1999          1998
                                                               --------       --------       --------      --------
                                                                                     (Millions)
     Net income.........................................          $ 184          $ 199        $ 307         $ 391
     Other comprehensive income (loss), net of tax:
       Currency translation adjustment..................             21              1          (50)          (10)
       Minimum pension liability adjustment.............              -              -           (1)            -
       Unrealized gains on marketable
        securities......................................              8              -            3             -
                                                                  -----          -----        -----         -----
                                                                     29              1          (48)          (10)
                                                                  -----          -----        -----         -----

        Total comprehensive income......................          $ 213          $ 200        $ 259         $ 381
                                                                  =====          =====        =====         =====

     As of June 30, 1999 and December 31, 1998, accumulated other comprehensive loss, as reflected on the condensed balance sheet, was comprised of the following:

                                                                                     June 30                Dec. 31
                                                                                       1999                  1998
                                                                                    ---------              ---------
                                                                                               (Millions)
     Currency translation adjustment...................................               $ (172)                $ (122)
     Minimum pension liability adjustment..............................                  (32)                   (31)
     Unrealized gains on marketable securities.........................                    3                      -
                                                                                      ------                 ------
       Accumulated other comprehensive loss............................               $ (201)                $ (153)
                                                                                      ======                 ======

6.   Cash Flow Information
     ---------------------

     Cash payments for interest were $56 million and $62 million for the six months ended June 30, 1999 and 1998, respectively. Net cash payments for income taxes for the six months ended June 30, 1999 and 1998 were $134 million and $193 million, respectively.

7.   Business Segment Information
     ----------------------------

     Effective December 31, 1998, PPG adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information." Segment operating income and other unallocated corporate (expense) income for the three and six months ended June 30, 1998 have been restated to conform with the current year presentation format.

                                                                Three Months                     Six Months
                                                                Ended June 30                   Ended June 30
                                                           ------------------------        -----------------------
                                                             1999            1998            1999           1998
                                                           --------        --------        --------       --------
                                                                                 (Millions)
      Net sales:
        Coatings (a)...............................         $1,005          $  901          $1,917          $1,722
        Glass......................................            586             706           1,143           1,393
        Chemicals (b)..............................            359             401             696             808
        Intersegment net sales.....................             (3)             (4)             (6)             (6)
                                                            ------          ------          ------          ------

           Total...................................         $1,947          $2,004          $3,750          $3,917
                                                            ======          ======          ======          ======

      Operating income:
        Coatings (c)...............................         $  179          $  160          $  280          $  287
        Glass (d)..................................            116             104             213             217
        Chemicals..................................             42              96              78             207
                                                            ------          ------          ------          ------

           Total...................................            337             360             571             711

      Interest expense - net.......................            (27)            (25)            (52)            (52)

      Other unallocated corporate
        (expense) income - net.....................             (6)              1              (7)              5
                                                            ------          ------          ------          ------

      Income before income taxes and
        minority interest..........................         $  304          $  336          $  512          $  664
                                                            ======          ======          ======          ======

     (a) Includes intersegment net sales of $1 million for each of the three months ended June 30, 1999 and 1998, respectively, and $2 million and $1 million for the six months ended June 30, 1999 and 1998, respectively.

     (b) Includes intersegment net sales of $2 million and $3 million for the three months ended June 30, 1999 and 1998, respectively, and $4 million and $5 million for the six months ended June 30, 1999 and 1998, respectively.

     (c) Includes for the six months ended June 30, 1999 a pre-tax restructuring charge of $24 million associated with the integration of recent packaging coatings acquisitions, including the disposal of a redundant European facility and work-force reductions.

     (d) Includes for each 1998 period a pre-tax charge of $15 million related to the divestiture of equity interests in two Asian float glass plants and two Asian downstream fabrication facilities.

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

     It is PPG's policy to accrue expenses for environmental contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Reserves for environmental contingencies are exclusive of claims against third parties and are not discounted. As of June 30, 1999 and December 31, 1998, PPG had reserves for environmental contingencies totaling $86 million and $94 million, respectively. Pre-tax charges against income for environmental remediation costs for the six months ended June 30, 1999 and 1998 totaled $5 million and $4 million, respectively, and are included in "Other Charges" in the condensed statement of income. Cash outlays related to such charges for the six months ended June 30, 1999 and 1998 aggregated $13 million and $9 million, respectively.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations
         ---------------------

Performance in the Second Quarter of 1999 Compared to the Second Quarter of 1998

Performance Overview
Sales decreased 3% during the second quarter of 1999 to $1.95 billion compared to $2.0 billion in the second quarter of 1998. Sales declined 6% due to the absence of sales from our European flat and automotive glass businesses, which were divested in July 1998, 4% due to lower selling prices in our chemicals and glass segments and 1% from the negative effects of foreign currency translation. These reductions were partially offset by an 8% increase in volumes across all of our segments, including several acquisitions made within our coatings segment in late 1998 and early 1999.

The gross profit percentage decreased to 40.2% in the second quarter of 1999 from 40.8% in the second quarter of 1998. Lower selling prices for our chemicals and fiber glass products more than offset the manufacturing efficiencies realized across all of our segments.

Net income and earnings per share, diluted, for the second quarter of 1999 were $184 million and $1.05, respectively, compared to $199 million and $1.11 in the same quarter of 1998. Net income in the second quarter of 1999 was negatively impacted by the same factors that contributed to a lower gross profit percentage and foreign currency transaction losses. However, these negative factors were partially offset by the absence of a second quarter 1998 $15 million pre-tax restructuring charge related to the divestiture of our equity interests in Asian glass operations, lower selling, general and administrative expenses, principally within our coatings segment, and an insurance recovery of certain past environmental costs.

Performance of Business Segments
Coatings sales increased 12% to $1.0 billion in the second quarter of 1999 from $900 million in the same quarter of 1998. A 13% sales volume increase resulted from several acquisitions made in late 1998 and early 1999 and volume increases in our North American automotive original and refinish businesses. The second quarter of 1998 included the effects of the General Motors strike, which resulted in reduced volumes. These favorable factors in 1999 were partially offset by a 1% decrease from the negative effects of foreign currency translation and the announced closing of certain store locations by an architectural coatings customer. Operating income increased to $179 million in the second quarter of 1999 from $160 million in the same quarter of 1998. The increase in operating income is attributable to the sales volume increase discussed previously, lower selling, general and administrative expenses in our worldwide automotive original and North American industrial businesses, increased manufacturing efficiencies in our North American industrial business, earnings generated from acquisitions and lower legal expenses.

Glass sales decreased 17% to $586 million in the second quarter of 1999 from $706 million in the same quarter of 1998. A 17% reduction in sales resulted from the absence of sales from our European flat and automotive glass businesses divested in July 1998. Additionally, lower selling prices for our fiber glass products largely as a result of the recessionary Asian economies, as well as for our automotive replacement and original glass products, contributed to a 4% reduction in sales. These negative factors were partially offset by a 4% increase in sales volumes primarily in our North American automotive original glass business as the comparable quarter of 1998 was adversely affected by the General Motors strike. Operating income increased to $116 million in the second quarter of 1999 from $104 million in the same quarter of 1998. The manufacturing efficiencies realized in our North American automotive original and flat glass businesses and the absence of a second quarter 1998 $15 million pre-tax restructuring charge related to the divestiture of our equity interests in Asian glass operations more than offset the negative effects of the lower sales prices discussed above and the absence of profits related to our divested European flat and automotive glass businesses.

Chemicals sales decreased 10% to $357 million in the second quarter of 1999 from $398 million in the same quarter of 1998. Sales decreased 13% from significantly lower selling prices for our chlorine and caustic soda products, due in part to the worldwide pricing effects of the recessionary Asian economies and other competitive pressures, respectively, which was partially offset by a 3% increase in volumes for certain other chlor-alkali products. Operating income decreased to $42 million in the second quarter of 1999 from $96 million in the second quarter of 1998. The significant reduction in selling prices for our chlorine and caustic soda products was only partially offset by increased manufacturing efficiencies in our chlor-alkali and derivatives business and an insurance recovery of certain past environmental costs.

Performance in the First Six Months of 1999 Compared to the First Six Months of 1998

Performance Overview
Sales decreased 4% during the first six months of 1999 to $3.75 billion from $3.92 billion in the first six months of 1998. The combination of the absence of sales from the European flat and automotive glass businesses divested in July 1998, which reduced sales by 6%, and a 4% decrease principally associated with significantly lower selling prices for our chlorine and caustic soda products more than offset a 6% increase in volumes related to several coatings acquisitions and increased volumes across the majority of our businesses.

The gross profit percentage decreased to 39.5% in the 1999 six-month period compared to 40.5% in the same prior-year period. The decrease in the gross profit percentage principally resulted from lower selling prices for our chlorine, caustic soda and fiber glass products and unfavorable sales mix changes across all of our segments. These unfavorable deviations were only partially offset by the continued realization of manufacturing efficiencies in all of our segments.

Net income and earnings per common share, diluted, for the first six months of 1999 were $307 million and $1.75, respectively, compared to $391 million and $2.18, respectively, for the first six months of 1998. Net income for the first six months of 1999 was negatively affected by the same factors that contributed to a lower gross profit percentage and foreign currency transaction losses. These negative factors were partially offset by lower income tax expense due to a reduction in pre-tax earnings, a lower effective income tax rate and an insurance recovery of certain past environmental costs.

Performance of Business Segments
Coatings sales increased 11% to $1.92 billion in the first six months of 1999 from $1.72 billion in same period of 1998. Sales increased 12% principally from acquisitions made within all of our coatings businesses and volume increases in our automotive original and industrial coatings businesses in North America as second quarter 1998 sales were adversely affected by the General Motors strike. The favorable factors were slightly offset by a 1% sales decline attributable to the negative effects of foreign currency translation. Operating income decreased to $280 million in the first six months of 1999 from $287 million in the first six months of 1998. The decrease in operating income is attributable to a $24 million pre-tax restructuring charge for disposal of a redundant European facility and work-force reductions related to the integration of recent packaging coatings acquisitions. The combination of lower selling, general and administrative expenses in our worldwide automotive original coatings business and a modest improvement in manufacturing efficiencies in our industrial coatings business partially offset these negative factors.

Glass sales decreased 18% to $1.14 billion in the first six months of 1999 from $1.39 billion in the same period of 1998. Sales declined 16% as a result of the divestiture of our European flat and automotive glass businesses in July 1998 and 3% principally from lower prices for our fiber glass products due largely to the worldwide pricing effects of the recessionary Asian economies and lower selling prices for our North American automotive original and replacement glass businesses. These negative factors were slightly offset by a 1% increase in sales volumes primarily related to our North American automotive original and replacement glass businesses. Operating income decreased to $213 million in the first six months of 1999 from $217 million in the same six month period of 1998. The combination of the lower prices for our fiber glass and automotive glass products discussed above, the absence of profits related to our divested European flat and automotive glass businesses and unfavorable sales mix changes in certain businesses were partially offset by manufacturing efficiencies in our automotive original glass and fiber glass reinforcements businesses. In addition, operating income for the six months ended June 30, 1998 included a $15 million pre-tax restructuring charge related to the divestiture of our equity interests in Asian glass operations.

Chemicals sales decreased 14% to $692 million in the first six months of 1999 from $803 million in the same period of 1998. Sales declined 15% as a result of lower selling prices for chlorine and caustic soda products, due in part to the worldwide pricing effects of the recessionary Asian economies and other competitive pressures, respectively, which was offset slightly by a 1% increase in volumes for certain chlor-alkali products. Operating income decreased to $78 million in the first six months of 1999 compared to $207 million in the same period of 1998. The significant reduction in selling prices discussed above and unfavorable sales mix changes were only slightly offset by manufacturing efficiencies in our chlor-alkali and derivatives business and an insurance recovery of certain past environmental costs.

Other Factors
The increase in receivables-net principally results from acquisitions and higher sales volumes in the second quarter of 1999 compared with the fourth quarter of 1998.

The Company may issue up to $500 million aggregate principal amount of debt securities under a shelf registration statement filed with the Securities and Exchange Commission (SEC) in January 1998. In July 1999, the Company also filed a registration statement with the SEC for the issuance of an additional $800 million aggregate principal amount of debt securities.

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

In March 1999, the Company approved a restructuring plan associated with the integration of recent packaging coatings acquisitions, which resulted in a pre-tax charge of $24 million. The components of the plan included severance benefits for 182 employees and an estimated loss of $14 million on the disposal of a redundant European facility. As of June 30, 1999, $1 million of severance benefits had been paid under the plan. It is anticipated that the asset disposition and the payment of the remaining severance benefits will occur by March 31, 2000.

On April 28, 1999, the Company agreed to acquire the global automotive refinish and industrial coatings businesses of ICI with the exception of the businesses in the Indian subcontinent, for 425 million British pounds sterling or approximately $684 million. The transaction is subject to regulatory approvals and the Company anticipates a closing date at the end of July 1999 for the businesses located in Europe and North and South America, and later in 1999 for the businesses located in Asia. The 1998 sales of the ICI businesses were approximately $459 million.

On June 2, 1999, the Company agreed to acquire coatings and sealants maker PRC-DeSoto from Akzo Nobel N.V. for approximately $513 million. Pending regulatory approval, the acquisition should be completed by the end of July 1999. PRC-DeSoto's 1998 sales were approximately $225 million.

The Company intends to use the purchase method of accounting to record these two pending acquisitions and the acquisitions are expected to be funded through a combination of cash generated from operations and external funding sources.

The Company has previously reserved for the estimated loss on the disposition of its equity interests in two Asian float glass plants and two downstream fabrication facilities. At June 30, 1999, the reserve totaled approximately $40 million. Negotiations related to these disposals are ongoing and the Company anticipates completion of the sales of these facilities by the end of 1999.

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

PPG has identified and has substantially addressed the significant issues that may have resulted from the euro conversion. These issues include increased competitive pressures from greater price transparency, changes to information systems to accommodate various aspects of the new currency and exposure to market risk with respect to financial instruments. The impact on PPG's operating results and financial condition from the conversion to the euro has not been, and is not expected to be, material.

Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. Management's Discussion and Analysis and other sections of this Form 10-Q contain forward-looking statements that reflect the Company's current views with respect to future events and financial performance.

Forward-looking statements are identified by the use of the words "aim," "believe," "expect," "anticipate," "intend," "estimate" and other expressions that indicate future events and trends. Any forward-looking statement speaks only as of the date on which such statement is made and the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our reports to the Securities and Exchange Commission. Also, note the following cautionary statements.

Many factors could cause actual results to differ materially from the Company's forward-looking statements. Among these factors are increasing price and product competition by foreign and domestic competitors, fluctuations in the cost and availability of raw materials, the ability to maintain favorable supplier relationships and arrangements, economic and political conditions in international markets, the ability to penetrate existing, developing and emerging foreign and domestic markets, which also depends on economic and political conditions, foreign exchange rates and fluctuations in those rates and the uncertainties regarding the Year 2000 problem discussed below. Further, it is not possible to predict or identify all such factors. Consequently, while the list of factors presented here is considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements.

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

     . The ability of the Company's suppliers, customers and other counterparties to identify and resolve their own Year 2000 issues so as to allow them to continue normal business operations or furnish products, services or data to the Company without disruption.

     . The ability of the Company to complete the remediation and testing of critical information technology and non-information technology systems of the acquisitions expected to be completed in the last half of 1999.

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

The phases of the Company's Year 2000 compliance plan are: (1) Internal Assessment - a detailed evaluation of the potential Year 2000 effects on the Company's IT and non-IT systems and on its equipment with embedded computer chips; (2) Remediation - corrective action including code enhancements, hardware and software upgrades, system replacements, vendor certification, equipment repair or replacement and other associated changes to achieve Year 2000 compliance; (3) Testing - the verification that remediation actions are effective; (4) Third-Party Evaluation - an evaluation of the Year 2000 readiness of key suppliers of goods and services and of key customers and (5) Contingency Planning - the development of detailed procedures to be put in place should the Company or key suppliers or customers experience a significant Year 2000 problem. These phases sometimes overlap.

The testing phase of the Company's Year 2000 compliance plan involves subjecting the remediated system to a simulated change of date from the year 1999 to the year 2000 using, in many cases, computer resources dedicated to that purpose so that normal computing activity is not interrupted or adversely affected by the testing. As of June 30, 1999, the Company has substantially completed the remediation and testing of all critical IT and non-IT systems. The Company anticipates that the remediation and testing of all remaining systems will be completed by December 31, 1999. The Year 2000 Steering Committee will continue to review Year 2000 compliance efforts on an ongoing basis.

The Company expects to substantially complete the acquisitions of PRC-DeSoto and certain businesses of ICI in the third quarter of 1999. Although the sellers have represented that these companies have instituted Year 2000 compliance plans and will have all critical systems compliant by December 31, 1999, the Company will assess their state of readiness upon conclusion of the acquisitions.

In the third-party evaluation phase, the Company has identified and contacted materially significant suppliers of goods or services in an effort to determine the state of readiness of these important third parties. Materially significant suppliers for this purpose are considered to be those from whom the Company purchases a significant dollar amount of goods or services and those who supply goods or services that are critical to uninterrupted production by the Company of its products, including those who are sole-source suppliers of important goods or services. Written assurances that these materially significant suppliers are progressing toward timely Year 2000 compliance have been received from more than 95% of the Company's materially significant suppliers. The Company has identified and is in the process of investigating the Year 2000 readiness of its materially significant customers. Through review of their publicly issued statements of Year 2000 readiness, no significant concerns have been identified to date. Materially significant customers for this purpose are considered to be those to whom the Company sells a significant dollar amount of goods.

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

Costs. The Company is using both internal and external resources to execute its Year 2000 compliance plan. The Company currently estimates the incremental cost of resolving the Year 2000 issue at approximately $20 million. The Company spent a total of $14 million during 1998 and the six months ended June 30, 1999, representing the incremental cost of resolving the Year 2000 issue and anticipates the expenditure of an additional $4 to $6 million during the second half of 1999. Approximately 50% of the total Year 2000 costs are expected to be expended on equipment or software replacement and the remainder on remediation and testing of existing systems. These cost estimates are based on currently available information and may be subject to change.

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

Risks. If needed modifications and conversions of computer systems are not made on a timely basis by the Company or its materially significant suppliers or customers, the Company could be affected by business disruption, operational problems, financial loss, legal liability to third parties and similar risks, any of which could have a material adverse effect on the Company's consolidated financial condition, results of operations or liquidity. Although not anticipated, the most reasonably likely worst-case scenario of failure by the Company or its key suppliers or customers to resolve the Year 2000 issue would be a short-term slowdown or cessation of manufacturing operations at one or more of the Company's facilities and a short-term inability on the part of the Company to process orders and billings in a timely manner and to deliver product to customers.

Contingency Planning. Although the Company expects to be Year 2000 compliant by December 31, 1999, contingency plans to address the most reasonably likely worst case scenario have been completed for substantially all of the Company's locations as of June 30, 1999. The main focus of the contingency plans is to outline the procedures and necessary resources for the safe shutdown of manufacturing and other processes in the event of a business disruption due to a Year 2000 event. The contingency plans will continue to be reviewed and modified as required during the remainder of 1999.

Accounting Standards
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". The effective date of this standard has been delayed to fiscal years beginning after June 15, 2000. The Company is currently evaluating the prospective impact of this standard on its financial position and results of operations.

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

It is PPG's policy to accrue expenses for environmental contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Reserves for environmental contingencies are exclusive of claims against third parties and are not discounted. As of June 30, 1999 and December 31, 1998, PPG had reserves for environmental contingencies totaling $86 million and $94 million, respectively. Pre-tax charges against income for environmental remediation costs for the six months ended June 30, 1999 and 1998 totaled $5 million and $4 million, respectively, and are included in "Other Charges" in the condensed statement of income. Cash outlays related to such charges for the six months ended June 30, 1999 and 1998 aggregated $13 million and $9 million, respectively.

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

                          PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings
--------------------------

In the Company's Form 10-K for the year ended December 31, 1998, it was reported that the Company had been named in a number of antitrust lawsuits alleging PPG was involved with competitors in fixing prices and allocating markets for certain glass products. Three of the named defendants in those cases, Pilkington plc, Libbey-Owens Ford Co., Inc. and AFG Industries, Inc. have entered into preliminary settlement agreements with the plaintiffs. Otherwise, the status of those cases remains as reported in the Company's Form 10-K.

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

Under the Company's Deferred Compensation Plan for Directors, each Director must defer receipt of such compensation as the Board mandates. Currently, the Board mandates deferral of one-third of each payment of the basic annual retainer of each Director. Each Director may also elect to defer the receipt of (1) an additional one-third of each payment of the basic annual retainer, (2) all of the basic annual retainer, or (3) all compensation. All deferred payments are held in the form of Common Stock Equivalents. Payments out of the deferred accounts are made in the form of Common Stock of the Company (and cash as to any fractional Common Stock Equivalent). In the second quarter of 1999, the Directors, as a group, were credited with 4,490 Common Stock Equivalents under this Plan. The values of the Common Stock Equivalents, when credited, ranged from $60.69 to $64.94.

Under the Directors' Common Stock Plan, each Director who neither is nor was an employee of the Company is credited annually with Common Stock Equivalents worth one-half of the Director's basic annual retainer. Upon termination of service and attaining 70 years of age, the Common Stock Equivalents held in a Director's account are converted to and paid in Common Stock of the Company (and cash as to any fractional Common Stock Equivalent). In the second quarter of 1999, the Directors, as a group, received 3,028 Common Stock Equivalents under this Plan. The value of each Common Stock Equivalent, when credited, ranged from $52.21 to $61.63.

Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------


     (a)  Exhibits

          (12) Computation of Ratio of Earnings to Fixed Charges.

          (27)  Financial Data Schedule.


     (b)  Reports on Form 8-K

          (1) The Company filed a Form 8-K on June 17, 1999, dated June 2, 1999, reporting the acquisition by PPG of PRC-DeSoto International, Inc. from Akzo Nobel N.V., subject to regulatory approval.

                                   SIGNATURE
                                   ---------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               PPG INDUSTRIES, INC.
                                        ----------------------------------
                                                  (Registrant)





Date:     July 27, 1999            By          /s/ W. H. Hernandez
                                          --------------------------------
                                                    W. H. Hernandez
                                            Senior Vice President, Finance
                                               (Principal Financial and
                                                Accounting Officer and
                                               Duly Authorized Officer)

                     PPG INDUSTRIES, INC. AND SUBSIDIARIES
                     -------------------------------------


                               INDEX TO EXHIBITS


Exhibit
Number          Description
------          -----------

(12)            Computation of Ratio of Earnings to Fixed Charges.

(27)            Financial Data Schedule.