Form 10-Q
period 1999-09-30
PPG INDUSTRIES INC
filed 1999-11-09
CIK 79879

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended      September 30, 1999          Commission File Number     1-1687
                    ----------------------------                          ---------------



                              PPG INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)


                Pennsylvania                                   25-0730780
(State or other jurisdiction of incorporation               (I.R.S. Employer
              or organization)                             Identification No.)

   One PPG Place, Pittsburgh, Pennsylvania                        15272
   (Address of principal executive offices)                     (Zip Code)


                                 (412) 434-3131
              (Registrant's telephone number, including area code)


As of September 30, 1999, 173,795,741 shares of the Registrant's common stock, par value $1.66-2/3 per share, were outstanding.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                        Yes    X               No
                            --------              --------

                     PPG INDUSTRIES, INC. AND SUBSIDIARIES



                                     INDEX


                                                                                         PAGE(S)
Part I.   Financial Information

  Item 1.   Financial Statements:

     Condensed Statement of Income....................................................       2

     Condensed Balance Sheet..........................................................       3

     Condensed Statement of Cash Flows................................................       4

     Notes to Condensed Financial Statements..........................................    5-11


  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations......................................  12- 20

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk.................      20

Part II.  Other Information

  Item 1.  Legal Proceedings..........................................................      21

  Item 2.  Change in Securities and Use of Proceeds...................................      21

  Item 6.  Exhibits and Reports on Form 8-K...........................................      22

Signature.............................................................................      23


                        PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements
------------------------------

                     PPG INDUSTRIES, INC. AND SUBSIDIARIES

                   Condensed Statement of Income (Unaudited)
                   -----------------------------------------
                      (Millions, except per share amounts)

                                                              Three Months                     Nine Months
                                                             Ended Sept. 30                  Ended Sept. 30
                                                      -----------------------------  -------------------------------
                                                           1999           1998            1999            1998
                                                      --------------  -------------  --------------  ---------------

Net sales...........................................         $1,954         $1,804          $5,704           $5,721
Cost of sales.......................................          1,206          1,082           3,474            3,413
                                                             ------         ------          ------           ------
  Gross profit......................................            748            722           2,230            2,308
                                                             ------         ------          ------           ------

Other expenses (earnings):
  Selling, general and administrative...............            315            282             908              838
  Depreciation......................................             92             87             270              265
  Research and development..........................             72             68             206              202
  Interest..........................................             35             27              90               85
  Purchased in-process research and
     development (Note 3)...........................             40              -              40                -
  Business divestitures and
   realignments (Note 3)............................             19              -              43               15
  Other charges.....................................             15             22              67               56
  Other earnings....................................            (24)          (141)            (90)            (194)
                                                             ------         ------          ------           ------

    Total other expenses - net......................            564            345           1,534            1,267
                                                             ------         ------          ------           ------

Income before income taxes and minority
   interest.........................................            184            377             696            1,041

Income taxes........................................             77            124             272              380

Minority interest...................................              8              5              18               22
                                                             ------         ------          ------           ------

Net income..........................................         $   99         $  248          $  406           $  639
                                                             ======         ======          ======           ======

Earnings per common share (Note 2)..................         $ 0.57         $ 1.40          $ 2.34           $ 3.61
                                                             ======         ======          ======           ======

Earnings per common share - assuming                         $ 0.56         $ 1.39          $ 2.31           $ 3.57
   dilution (Note 2)................................         ======         ======          ======           ======


Dividends per share.................................         $ 0.38         $ 0.36          $ 1.14           $ 1.06
                                                             ======         ======          ======           ======


The accompanying notes to the condensed financial statements are an integral part of this statement.

                     PPG INDUSTRIES, INC. AND SUBSIDIARIES

                      Condensed Balance Sheet (Unaudited)
                      -----------------------------------

                                                                         Sept. 30       Dec. 31
                                                                           1999           1998
                                                                        ----------     ----------
                                                                               (Millions)
Assets
------
Current assets:
   Cash and cash equivalents (Note 3)................................   $    164       $    128
   Receivables-net...................................................      1,592          1,366
   Inventories (Note 4)..............................................      1,020            917
   Other.............................................................        365            249
                                                                        --------       --------
       Total current assets..........................................      3,141          2,660

Property (less accumulated depreciation of
   $3,896 million and $3,834 million)................................      2,861          2,905
Investments..........................................................        256            263
Goodwill (less accumulated amortization of
   $99 million and $84 million)......................................        911            576
Other assets (Note 5)................................................      1,581            983
                                                                        --------       --------
       Total.........................................................   $  8,750       $  7,387
                                                                        ========       ========

Liabilities and Shareholders' Equity
------------------------------------
Current liabilities:
   Short-term borrowings and current
       portion of long-term debt.....................................   $    872       $    637
   Accounts payable and accrued liabilities..........................      1,379          1,264
   Income taxes......................................................         40             11
                                                                        --------       --------
       Total current liabilities.....................................      2,291          1,912

Long-term debt (Note 3)..............................................      1,849          1,081
Deferred income taxes................................................        495            440
Accumulated provisions...............................................        459            444
Other postretirement benefits........................................        554            543
                                                                        --------       --------
       Total liabilities.............................................      5,648          4,420
                                                                        --------       --------

Commitments and contingent liabilities  (Note 9).....................
Minority interest....................................................        101             87
                                                                        --------       --------

Shareholders' equity:
   Common stock......................................................        484            484
   Additional paid-in capital........................................        105            105
   Retained earnings.................................................      6,001          5,791
   Treasury stock....................................................     (3,269)        (3,198)
   Unearned compensation.............................................       (144)          (149)
   Accumulated other comprehensive loss (Note 6).....................       (176)          (153)
                                                                        --------       --------
       Total shareholders' equity....................................      3,001          2,880
                                                                        --------       --------

       Total.........................................................   $  8,750       $  7,387
                                                                        ========       ========

The accompanying notes to the condensed financial statements are an integral part of this statement.

                     PPG INDUSTRIES, INC. AND SUBSIDIARIES

                 Condensed Statement of Cash Flows (Unaudited)
                 ---------------------------------------------

                                                                             Nine Months Ended
                                                                             -----------------
                                                                                  Sept. 30
                                                                                  --------
                                                                           1999             1998
                                                                         -------           -------
                                                                                 (Millions)
Cash from operating activities.........................................  $   718           $  715
                                                                         -------           ------

Investing activities:
   Capital spending
       Additions to property and investments...........................     (336)            (332)
       Business acquisitions, net of cash balances
           acquired....................................................   (1,290)            (198)
   Proceeds from business divestitures.................................        -              278
   Reduction of property and investments...............................      187               15
   Other...............................................................        -               11
                                                                         -------           ------
       Cash used for investing activities..............................   (1,439)            (226)
                                                                         -------           ------

Financing activities:
   Net change in borrowings with
       maturities of three months or less..............................      277              (55)
   Proceeds from other short-term debt.................................      205              101
   Repayment of other short-term debt..................................     (211)             (92)
   Proceeds from long-term debt........................................      821                8
   Repayment of long-term debt.........................................      (67)             (61)
   Loans to employee stock ownership plan..............................      (24)             (26)
   Repayment of loans by employee stock
       ownership plan..................................................       30               31
   Purchase of treasury stock, net.....................................      (74)             (70)
   Dividends paid......................................................     (198)            (188)
                                                                         -------           ------
       Cash provided by (used for) financing activities................      759             (352)
                                                                         -------           ------

Effect of currency exchange rate changes
   on cash and cash equivalents........................................       (2)              (2)
                                                                         -------           ------

Net increase in cash and cash equivalents..............................       36              135

Cash and cash equivalents, beginning of period.........................      128              129
                                                                         -------           ------

Cash and cash equivalents, end of period...............................  $   164           $  264
                                                                         =======           ======

The accompanying notes to the condensed financial statements are an integral part of this statement.

                     PPG INDUSTRIES, INC. AND SUBSIDIARIES

              Notes to Condensed Financial Statements (Unaudited)
              ---------------------------------------------------


1.  Financial Statements
    --------------------

    The condensed financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position of PPG Industries, Inc. and subsidiaries (the Company or PPG) at September 30, 1999 and the results of their operations and their cash flows for the three- and nine-month periods ended September 30, 1999 and 1998. These condensed financial statements should be read in conjunction with the financial statements and notes thereto incorporated by reference in PPG's Annual Report on Form 10-K for the year ended December 31, 1998.

    The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

2.  Earnings Per Common Share
    -------------------------

    The following table reflects the earnings per share calculations for the three and nine months ended September 30, 1999 and 1998.

                                                               Three Months                 Nine Months
                                                              Ended Sept. 30              Ended Sept. 30
                                                        --------------------------  ---------------------------
                                                            1999          1998          1999          1998
                                                        ------------  ------------  ------------  -------------
(Millions, except per share amounts)
Earnings per common share
  Net income..........................................        $   99        $  248        $  406         $  639
                                                              ------        ------        ------         ------
  Weighted average common shares
   outstanding........................................         173.7         177.0         173.8          177.2
                                                              ------        ------        ------         ------
  Earnings per common share...........................        $ 0.57        $ 1.40        $ 2.34         $ 3.61
                                                              ======        ======        ======         ======
Earnings per common share -
   assuming dilution
  Net income..........................................        $   99        $  248        $  406         $  639
                                                              ------        ------        ------         ------
  Weighted average common shares
   outstanding........................................         173.7         177.0         173.8          177.2
  Effect of dilutive securities:
   Stock options......................................           0.5           0.6           0.5            0.8
   Other stock compensation plans.....................           1.2           1.1           1.2            1.0
                                                              ------        ------        ------         ------
  Potentially dilutive common shares..................           1.7           1.7           1.7            1.8
                                                              ------        ------        ------         ------
  Adjusted common shares
   outstanding........................................         175.4         178.7         175.5          179.0
                                                              ------        ------        ------         ------
  Earnings per common share -
   assuming dilution..................................        $ 0.56        $ 1.39        $ 2.31         $ 3.57
                                                              ======        ======        ======         ======

3.  Acquisitions and Business Realignments
    --------------------------------------

    Acquisitions
    In January 1999, the Company completed the acquisition of the remaining portion of the global packaging coatings business formerly owned by Courtaulds plc (Courtaulds) from Akzo Nobel N.V. and completed the purchase of certain leased assets in connection with its 1998 acquisition of the technical coatings business of Orica Ltd. (Orica). In February 1999, the Company acquired the commercial transport refinish coatings business of Sigma Coatings B.V., (Sigma Coatings) a subsidiary of Belgian refiner PetroFina S.A. The Company has completed preliminary purchase price allocations for the Courtaulds and Sigma Coatings acquisitions, which are subject to adjustment in 1999 when finalized. The final purchase price allocation for the Orica acquisition has been completed. The operating activity associated with these acquisitions has been included in the Company's results of operations from the acquisition dates.

    On July 30, 1999, the Company completed the acquisition of the global automotive refinish and industrial coatings businesses of Imperial Chemical Industries PLC (ICI), with the exception of the businesses in the Indian subcontinent, for approximately $677 million. Although the ICI businesses in France and Asia were included as part of the July 30, 1999 acquisition, the Company will not finalize the purchase of these businesses until the fourth quarter of 1999.

    On July 30, 1999, the Company substantially completed the acquisition of coatings and sealants maker PRC DeSoto International, Inc. (PRC DeSoto) from Akzo Nobel N.V. for approximately $524 million, including cash balances acquired. The portion of the purchase price related to the PRC DeSoto business in France of approximately $24 million has been paid into an escrow account, pending approval of the transaction by the regulatory authorities in that country. The cash held in the escrow account is included in the Company's cash and cash equivalents balance on the September 30, 1999, condensed balance sheet.

    The ICI and PRC DeSoto acquisitions were initially funded through short-term borrowings. In August 1999, the Company issued $800 million of long-term debt to replace a substantial portion of the short-term borrowings.

    The Company has completed preliminary purchase price allocations for the ICI and PRC DeSoto acquisitions and the operating activity associated with these acquisitions has been included in the Company's results of operations from the acquisition dates with the exception of the ICI business in Asia and the PRC DeSoto business in France. In each of these acquisitions, the preliminary allocation resulted in an excess of purchase price over the fair value of net assets acquired being allocated to goodwill, which is being amortized on a straight-line basis over 40 years. Additionally, based upon an independent valuation, approximately $21 million of the PRC DeSoto purchase price and $19 million of the ICI purchase price was allocated to purchased in-process research and development, which was recorded as a pre-tax charge in the third quarter of 1999. The preliminary purchase price allocations are subject to adjustment in 1999 and 2000 when finalized.

    Plans are currently in development to integrate the operations of these recent acquisitions within the Company, which will likely result in certain severance costs. These costs, once determinable, could result in an increase in goodwill.

    The following pro forma information presents the consolidated results of operations of the Company, ICI and PRC DeSoto, with the exception of the ICI businesses in Asia and the PRC DeSoto business in France, as if the ICI and PRC DeSoto acquisitions had been completed on January 1, 1998 and excludes after-tax charges of $33 million for purchased in-process research and development and $12 million for the fair-market-value adjustment of acquired inventories that have been sold. The following pro forma information also excludes the effects of synergies and cost reduction initiatives directly related to these acquisitions. These actions have already commenced and are expected to continue in the year 2000.

                                                                                     Nine Months Ended
                                                                                     -----------------
                                                                                          Sept. 30
                                                                                          --------
                                                                                    1999           1998
                                                                                   ------         ------
    (Millions, except per share amounts)
    Net sales...................................................................   $ 6,042        $ 6,173
    Earnings before interest, income taxes and
      minority interest.........................................................       863          1,150
    Net income..................................................................       429            614
    Earnings per common share...................................................      2.47           3.46
    Earnings per common share -
      assuming dilution.........................................................      2.45           3.43

    These pro forma consolidated results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the acquisitions occurred on January 1, 1998, or which may result in the future.

    Business Realignments
    In March 1999, the Company approved a restructuring plan associated with the integration of recent packaging coatings acquisitions, which resulted in a pre-tax charge of $24 million. The components of the plan included severance benefits for 182 employees and an estimated loss of $14 million on the disposal of a redundant European facility. As of September 30, 1999, $2 million of severance benefits had been paid under the plan. It is anticipated that the asset disposition and the payment of the remaining severance benefits will be substantially completed by March 31, 2000.

    In July 1999, the Company completed the sale of its Pittsburgh headquarters complex for $186 million. Concurrent with the sale, the Company entered into a long-term operating lease for the portion of the complex occupied by the Company. The pre-tax gain of $7 million on the sale was deferred and will be amortized over the term of the long-term operating lease.

    In September 1999, the Company approved a restructuring plan related to cost reduction initiatives which resulted in a pre-tax charge of $19 million. The plan includes an estimated loss of $3 million related to the disposal of assets of a coatings facility and severance benefits for 373 employees. It is anticipated that the asset disposition and the payment of severance benefits will be completed by September 30, 2000.

    The Company has previously reserved for the estimated loss on the disposition of its equity interests in two Asian float glass plants and two downstream fabrication facilities. At September 30, 1999, the reserve totaled approximately $38 million and $2 million had been paid under the plan during the nine months ended September 30, 1999. Negotiations related to these disposals are ongoing and the Company anticipates completion of the sales of these facilities by the end of 1999.

4.  Inventories
    -----------

    Inventories at September 30, 1999 and December 31, 1998 are detailed below.

                                                                                Sept. 30       Dec. 31
                                                                                  1999           1998
                                                                                --------       -------
                                                                                       (Millions)
    Finished products and work in process....................................    $  719         $ 638
    Raw materials............................................................       187           174
    Supplies.................................................................       114           105
                                                                                 ------         -----
         Total...............................................................    $1,020         $ 917
                                                                                 ======         =====

    Most domestic and certain foreign inventories are valued using the last-in, first-out method. If the first-in, first-out method had been used, inventories would have been $165 million and $183 million higher at September 30, 1999 and December 31, 1998, respectively.


5.  Other Assets
    ------------

    Other assets at September 30, 1999 and December 31, 1998 are detailed below.

                                                                                Sept. 30       Dec. 31
                                                                                  1999           1998
                                                                                --------       -------
                                                                                       (Millions)
    Prepaid pension cost.....................................................   $  780          $ 707
    Identifiable intangible assets - net.....................................      662            148
    Other assets.............................................................      139            128
                                                                                ------          -----

         Total...............................................................   $1,581          $ 983
                                                                                ======          =====

    Identifiable intangible assets consist primarily of developed technology, trademarks, and customer lists acquired in recent acquisitions which are being amortized on a straight-line basis over the estimated useful lives of the assets.

6.  Comprehensive Income
    --------------------

    Total comprehensive income for the three and nine months ended September 30, 1999 and 1998 was as follows:


                                                                 Three Months                  Nine Months
                                                                Ended Sept. 30               Ended Sept. 30
                                                         -----------------------------  -------------------------
                                                               1999           1998          1999         1998
                                                         --------------  -------------  ------------  -----------
                                                                                  (Millions)
    Net income.........................................       $  99           $ 248         $ 406        $ 639
    Other comprehensive income (loss), net of tax:
      Currency translation adjustment..................          29              26           (21)          16
      Minimum pension liability adjustment.............           -               -            (1)           -
      Unrealized losses on marketable
        securities.....................................          (4)              -            (1)           -
                                                              -----           -----         -----        -----
                                                                 25              26           (23)          16
                                                              -----           -----         -----        -----

      Total comprehensive income......................        $ 124           $ 274         $ 383        $ 655
                                                              =====           =====         =====        =====

    As of September 30, 1999 and December 31, 1998, accumulated other comprehensive loss, as reflected on the condensed balance sheet, was comprised of the following:

                                                                           Sept. 30      Dec. 31
                                                                             1999          1998
                                                                           --------      -------
                                                                                 (Millions)
     Currency translation adjustment...................................     $ (143)      $ (122)
     Minimum pension liability adjustment..............................        (32)         (31)
     Unrealized losses on marketable securities........................         (1)           -
                                                                            ------       ------
       Accumulated other comprehensive loss............................     $ (176)      $ (153)
                                                                            ======       ======

7.  Cash Flow Information
    ---------------------

    Cash payments for interest were $79 million and $84 million for the nine months ended September 30, 1999 and 1998, respectively. Net cash payments for income taxes for the nine months ended September 30, 1999 and 1998 were $245 million and $292 million, respectively.

8.  Business Segment Information
    ----------------------------

    Effective December 31, 1998, PPG adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information." Segment operating income and other unallocated corporate (expense) income for the three and nine months ended September 30, 1998 have been restated to conform with the current year presentation format.

                                                              Three Months                  Nine Months
                                                             Ended Sept. 30                Ended Sept. 30
                                                             --------------                --------------
                                                           1999          1998            1999          1998
                                                          ------        ------          ------        ------
                                                                              (Millions)
    Net sales:
      Coatings (a)....................................    $1,028        $  825          $2,945        $2,547
      Glass...........................................       565           601           1,708         1,994
      Chemicals (b)...................................       363           381           1,059         1,189
      Intersegment net sales..........................        (2)           (3)             (8)           (9)
                                                          ------        ------          ------        ------

         Total........................................    $1,954        $1,804          $5,704        $5,721
                                                          ======        ======          ======        ======

    Operating income:
      Coatings (c)....................................    $   64        $  124          $  344        $  411
      Glass (d).......................................        90           186             303           403
      Chemicals (e)...................................        43            86             121           293
                                                          ------        ------          ------        ------

         Total........................................       197           396             768         1,107

    Interest expense - net............................       (33)          (25)            (85)          (77)

    Other unallocated corporate
      income - net....................................        20             6              13            11
                                                          ------        ------          ------        ------
    Income before income taxes and
      minority interest...............................    $  184        $  377          $  696        $1,041
                                                          ======        ======          ======        ======

    (a) Includes intersegment net sales of $1 million for the three months ended September 30, 1998 and $2 million for each of the nine-month periods ended September 30, 1999 and 1998.

    (b) Includes intersegment net sales of $2 million for each of the three-month periods ended September 30, 1999 and 1998 and $6 million and $7 million for the nine months ended September 30, 1999 and 1998, respectively.

    (c) Includes in each 1999 period presented, pre-tax charges of $40 million for purchased in-process research and development, $19 million representing the fair-market-value adjustment of acquired ICI and PRC DeSoto inventories that have been sold, $15 million of restructuring charges related to cost reduction initiatives and the closure of a facility and $6 million related to the recent bankruptcy of an architectural coatings customer. The nine months ended September 30, 1999 also includes a pre-tax restructuring charge of $24 million for disposal of a redundant European packaging coatings facility and work force reductions.

    (d) Includes in each 1999 period presented, a pre-tax restructuring charge of $3 million related to cost reduction initiatives. Each 1998 period presented includes a pre-tax gain of $85 million related to the sale of our European flat and automotive glass businesses. Includes for the nine months ended September 30, 1998, a pre-tax charge of $15 million related to the divestiture of equity interests in two Asian float glass plants and two Asian downstream fabrication facilities.

    (e) Includes in each 1999 period presented, a pre-tax restructuring charge of $1 million related to cost reduction initiatives.

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

    It is PPG's policy to accrue expenses for environmental contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Reserves for environmental contingencies are exclusive of claims against third parties and are not discounted. As of September 30, 1999 and December 31, 1998, PPG had reserves for environmental contingencies totaling $84 million and $94 million, respectively. Pre-tax charges against income for environmental remediation costs for the nine months ended September 30, 1999 and 1998 totaled $8 million and $7 million, respectively, and are included in "Other Charges" in the condensed statement of income. Cash outlays related to such charges for the nine months ended September 30, 1999 and 1998 aggregated $18 million and $13 million, respectively.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations
         ---------------------

Performance in the Third Quarter of 1999 Compared to the Third Quarter of 1998

Performance Overview
Sales increased 8% to $1.95 billion in the third quarter of 1999 from $1.80 billion in the third quarter of 1998. Acquisitions within the coatings segment and higher volumes across all of our business segments increased sales by 16% from the year ago quarter. These favorable factors were partially offset by sales declines of 5% due to lower selling prices in all our business segments, 2% due to the absence of sales from our European flat and automotive glass businesses, which were divested in July 1998, and 1% from the negative effects of foreign currency translation.

The gross profit percentage decreased to 38.3% in the third quarter of 1999 from 40.0% in the third quarter of 1998. The combination of lower selling prices discussed above and a pre-tax charge of $19 million representing the fair-market-value adjustment of acquired ICI and PRC DeSoto inventories that have been sold, was partially offset by manufacturing efficiencies across all segments.

Net income and earnings per share, diluted, for the third quarter of 1999 were $99 million and $0.56, respectively, compared to $248 million and $1.39 in the same quarter of 1998. Net income for the third quarter of 1999 was negatively impacted by the absence of a third quarter 1998 $82 million after-tax gain from the sale of our European flat and automotive glass businesses, lower selling prices as discussed above and after-tax charges of $45 million for purchased in-process research and development and the fair-market-value adjustment of acquired inventories that have been sold. In addition, net income in the 1999 third quarter was adversely affected by lower insurance recoveries of certain past environmental costs and after-tax restructuring charges of $12 million related to ongoing cost reduction initiatives and the closure of a coatings facility. These unfavorable factors were partially offset by improved manufacturing efficiencies across all of our segments, increased volumes principally within our coatings and chemicals segments and lower income tax expense due to the reduction in pre-tax earnings, which more than offset a higher effective income tax rate. Excluding the after-tax acquisition related and restructuring charges in the third quarter of 1999 and the after-tax gain from the sale of our European flat and automotive glass businesses in the third quarter of 1998, net income and earnings per share, diluted, for the third quarter of 1999 were $156 million and $0.89, respectively, compared to $166 million or $0.93 in the same quarter of 1998.

Performance of Business Segments
Coatings sales increased 25% to $1.03 billion in the third quarter of 1999 compared to $824 million in the same quarter of 1998. A 28% sales increase resulted primarily from several acquisitions made in late 1998 and 1999 and an improvement in sales volumes in our North American and European automotive original and North American industrial businesses as the comparable quarter of 1998 was adversely affected by the General Motors strike. These favorable factors were partially offset by sales declines of 2% from lower selling prices, primarily within our North American and European automotive original businesses and 1% from the negative effects of foreign currency translation. Operating income decreased to $64 million in the third quarter of 1999 from $124 million in the same quarter of 1998. Third quarter 1999 operating income was negatively impacted by pre-tax acquisition related charges of $40 million and $19 million, respectively, related to purchased in-process research and development and the fair-market-value adjustment of acquired ICI and PRC DeSoto inventories that have been sold. In addition, pre-tax restructuring charges of $15 million related to ongoing cost reduction efforts, including the closure of a facility, lower selling prices, as previously discussed, and a charge related to the recent bankruptcy of an architectural coatings customer also contributed to the decrease in operating income. These negative factors were partially offset by improved manufacturing efficiencies across all of our coatings businesses and the sales volume increases noted above. Excluding the acquisition related and restructuring pre-tax charges, operating income for the third quarter of 1999 increased to $138 million as compared to $124 million in the third quarter of 1998.

Glass sales decreased 6% to $565 million in the third quarter of 1999 from $601 million in the same quarter of 1998. Sales declined 7% due to the absence of sales from our European flat and automotive glass businesses divested in July 1998 and 4% from lower selling prices for our fiber glass products as well as for our automotive replacement and original glass products. A 5% increase in sales from improved volumes for our North American automotive original glass products and our worldwide fiber glass reinforcement products partially offset these negative factors. The 1998 quarter included the adverse effects of the General Motors strike. Operating income decreased to $90 million in the third quarter of 1999 as compared to $186 million in the same quarter of 1998. The absence of a third quarter 1998 $85 million pre-tax gain from the sale of our European flat and automotive glass businesses and the negative effects of lower selling prices previously discussed were only partially offset by improved manufacturing efficiencies within our worldwide fiber glass and North American automotive original businesses. In addition, operating income for the third quarter of 1999 included a $3 million pre-tax restructuring charge related to cost reduction initiatives. Excluding the pre-tax restructuring charge and the pre-tax gain from the sale of our European flat and automotive glass businesses, operating income for third quarter of 1999 was $93 million compared to $101 million in the same prior-year quarter.

Chemicals sales decreased 5% to $361 million in the third quarter of 1999 from $379 million in the same period of 1998. Sales declined 12% as a result of lower selling prices for our chlorine and caustic soda products, due in part to worldwide competitive pricing pressures, which was offset by a 7% increase in volumes. Operating income decreased to $43 million in the third quarter of 1999 compared to $86 million in the same quarter of 1998. The significant reduction in selling prices discussed above, higher raw material and energy costs and lower insurance recoveries of certain past environmental costs were only partially offset by the volume improvements discussed above and a slight improvement in manufacturing efficiencies in our chlor-alkali and derivatives business.


Performance in the First Nine Months of 1999 Compared to the First Nine Months of 1998

Performance Overview
Sales decreased slightly during the first nine months of 1999 to $5.70 billion compared to $5.72 billion for the first nine months of 1998. A 9% increase in sales as a result of acquisitions in the coatings segment and volume increases across all of our business segments were offset by a 5% decrease due to the absence of sales from our European flat and automotive glass businesses, which were divested in July 1998, and a 4% decrease due to lower selling prices in all of our business segments.

The gross profit percentage decreased to 39.1% in the first nine months of 1999 compared to 40.3% in the same prior-year period. Lower selling prices across all of our business segments, and a pre-tax charge of $19 million representing the fair-market-value adjustment of acquired ICI and PRC DeSoto inventories that have been sold more than offset the benefits realized from improved manufacturing efficiencies across all of our segments.

Net income and earnings per share, diluted, for the first nine months of 1999 were $406 million and $2.31, respectively, compared to $639 million and $3.57 in the first nine months of 1998. The decrease in net income for the first nine months of 1999 was attributable to lower selling prices, the absence of a third quarter 1998 $82 million after-tax gain from the sale of our European flat and automotive glass businesses and after-tax acquisition related charges of $45 million for purchased in-process research and development and the fair-market-value adjustment of acquired ICI and PRC DeSoto inventories that have been sold. In addition, after-tax restructuring charges of $32 million for the first nine months of 1999 related to the integration of recent packaging coatings acquisitions and ongoing cost reduction efforts exceeded after-tax restructuring charges in the year ago nine-month period for the estimated loss on the divestiture of our equity interests in Asian glass operations. These unfavorable factors were partially offset by lower income tax expense due to the reduction in pre-tax earnings, improved manufacturing efficiencies across all of our segments, and increased sales volumes principally within our coatings and chemicals segments. Excluding the after-tax acquisition related and restructuring charges and the after-tax gain from the sale of our European flat and automotive glass businesses, net income and earnings per share, diluted, for the first nine months of 1999 were $483 million and $2.75, respectively, compared to $566 million or $3.16 in the same prior-year period.

Performance of Business Segments
Coatings sales increased 16% to $2.94 billion during the first nine months of 1999 from $2.55 billion in the comparable nine-month period of 1998. Sales increased 18% primarily from acquisitions made within all of our coatings businesses and volume increases in our North American automotive original and industrial businesses as sales for the second and third quarters of 1998 were adversely affected by the General Motors strike. Sales declines of 1% from the negative effects of foreign currency translation and 1% from lower selling prices, principally within our North American and European automotive original business slightly offset these favorable factors. Operating income decreased to $344 million in the first nine months of 1999 from $411 million in the same 1998 period. Operating income in the 1999 nine-month period was negatively impacted by pre-tax acquisition related charges of $40 million for purchased in-process research and development and $19 million for the fair-market-value adjustment of acquired ICI and PRC DeSoto inventories that have been sold. Additional factors contributing to the 1999 reduction in operating income were $39 million of restructuring charges related to the integration of recent packaging acquisitions and on-going cost reduction efforts, and lower selling prices as discussed above. These negative factors were partially offset by improved manufacturing efficiencies, primarily within our North American and European automotive original and industrial businesses, and the sales volume increases discussed above. Excluding the pre-tax acquisition related and restructuring charges, operating income for the first nine months of 1999 increased to $442 million as compared to $411 million in the first nine months of 1998.

Glass sales decreased 14% to $1.71 billion in the first nine months of 1999 from $1.99 billion in the same period of 1998. Sales declined 14% as a result of the divestiture of our European flat and automotive glass businesses in July 1998 and 3% principally from lower selling prices for our worldwide fiber glass products and our North American automotive original and replacement glass products. These negative factors were slightly offset by a 3% increase in sales volumes primarily related to our North American automotive original glass business as the 1998 comparable period was adversely affected by the General Motors strike. Automotive replacement glass volumes also improved in the nine months of 1999. Operating income decreased to $303 million in the first nine months of 1999 from $403 million in the same nine-month period of 1998. The absence of a third quarter 1998 $85 million pre-tax gain from the sale of our European flat and automotive glass businesses and the related operating profits, lower prices for our fiber glass and automotive glass products discussed above and unfavorable sales mix changes in certain businesses were partially offset by manufacturing efficiencies in our automotive original glass and fiber glass reinforcements businesses. In addition, the 1999 period includes pre-tax restructuring charges of $3 million related to cost reduction initiatives compared to an additional $15 million provision for the estimated loss on the divestiture of our equity interests in Asian glass operations in the 1998 period. Excluding the pre-tax restructuring charges and pre-tax gain from the sale of our European flat and automotive glass businesses, operating income for the first nine months of 1999 was $306 million as compared to $333 million in the same prior-year period.

Chemicals sales decreased 11% to $1.05 billion in the first nine months of 1999 from $1.18 billion in the same period of 1998. Sales declined 14% as a result of lower selling prices for our chlorine and caustic soda products, due in part to worldwide competitive pricing pressures, which was offset slightly by a 3% increase in volumes. Operating income decreased to $121 million in the first nine months of 1999 compared to $293 million in the same period of 1998. The significant reduction in selling prices discussed above, higher raw material and energy costs and lower insurance recoveries of certain past environmental costs were only partially offset by manufacturing efficiencies in our chlor-alkali and derivatives business, and the volume improvements discussed above.

Other Factors
The increase in the effective tax rate in the third quarter of 1999 and the first nine months of 1999 as compared to the same periods of 1998 is principally due to the third quarter 1998 pre-tax gain from the sale of the European flat and automotive glass businesses being almost entirely offset by the utilization of capital loss carryforwards. The 1999 third quarter and nine-month periods also experienced an increase in the effective tax rate due to the non-deductibility of certain in-process research and development charges.

Other unallocated corporate income - net increased by approximately $14 million for the three months ended September 30, 1999, primarily due to a gain on the appreciation of British pounds sterling purchased to fund the acquisition of ICI.

The increase in receivables-net principally results from acquisitions and higher sales volumes in the third quarter of 1999 as compared with the fourth quarter of 1998.

Goodwill and other long-term assets increased principally due to the recent acquisitions of ICI and PRC DeSoto.

Total assets of the Coatings segment increased to $4.3 billion as of September 30, 1999, from $3.0 billion as of December 31, 1998, principally due to acquisitions, including the recent acquisitions of ICI and PRC DeSoto.

Long-term debt increased due to the issuance of $800 million aggregate principal amount of debt securities in August 1999 to repay a substantial portion of the short-term debt issued to finance the acquisitions of ICI and PRC DeSoto.

Conversion to the Euro
On January 1, 1999, eleven of the member countries of the European Monetary Union converted from their sovereign currencies to a common currency, the euro. At that time, fixed conversion rates between the legacy currencies and the euro were set. The legacy currencies will remain legal tender from January 1, 1999, through July 1, 2002. Beginning January 1, 2002, euro-denominated currency will be issued. No later than July 1, 2002, the participating countries will withdraw all bills and coins so that their legacy currencies will no longer be considered legal tender.

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

The testing phase of the Company's Year 2000 compliance plan involves subjecting the remediated system to a simulated change of date from the year 1999 to the year 2000 using, in many cases, computer resources dedicated to that purpose so that normal computing activity is not interrupted or adversely affected by the testing. As of September 30, 1999, the Company has substantially completed the remediation and testing of all critical IT and non-IT systems. The Company anticipates that the remediation and testing of all remaining systems will be completed by December 31, 1999. The Year 2000 Steering Committee will continue to review Year 2000 compliance efforts on an ongoing basis.

The Company substantially completed the acquisitions of PRC DeSoto and certain businesses of ICI in the third quarter of 1999. The Company has reviewed the status of the Year 2000 compliance plans of the critical IT and non-IT systems of these businesses and anticipates that the remediation and testing of all critical systems will be completed by December 31, 1999.

In the third-party evaluation phase, the Company has identified and contacted materially significant suppliers of goods or services in an effort to determine the state of readiness of these important third parties. Materially significant suppliers for this purpose are considered to be those from whom the Company purchases a significant dollar amount of goods or services and those who supply goods or services that are critical to uninterrupted production by the Company of its products, including those who are sole-source suppliers of important goods or services. Written assurances that these materially significant suppliers are progressing toward timely Year 2000 compliance have been received from more than 95% of the Company's materially significant suppliers. The Company has investigated the Year 2000 readiness of its materially significant customers through review of publicly issued statements concerning Year 2000 readiness. The Company believes that its materially significant customers are progressing toward timely Year 2000 compliance. Through review of their statements regarding Year 2000 readiness, no significant concerns have been identified to date. Materially significant customers for this purpose are considered to be those to whom the Company sells a significant dollar amount of goods.

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

Costs. The Company is using both internal and external resources to execute its Year 2000 compliance plan. The Company currently estimates the incremental cost of resolving the Year 2000 issue at approximately $18 million. The Company spent a total of $16 million during 1998 and the nine months ended September 30, 1999, representing the incremental cost of resolving the Year 2000 issue and anticipates the expenditure of an additional $1 to $2 million during the fourth quarter of 1999. Approximately 50% of the total Year 2000 costs are expected to be expended on equipment or software replacement and the remainder on remediation and testing of existing systems. These cost estimates are based on currently available information and may be subject to change.

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

Contingency Planning. Although the Company expects to be Year 2000 compliant by December 31, 1999, contingency plans to address the most reasonably likely worst case scenario have been completed for substantially all of the Company's locations as of September 30, 1999. The main focus of the contingency plans is to outline the procedures and necessary resources for the safe shutdown of manufacturing and other processes in the event of a business disruption due to a Year 2000 event. The contingency plans will continue to be reviewed and modified as required during the remainder of 1999.

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

It is PPG's policy to accrue expenses for environmental contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Reserves for environmental contingencies are exclusive of claims against third parties and are not discounted. As of September 30, 1999 and December 31, 1998, PPG had reserves for environmental contingencies totaling $84 million and $94 million, respectively. Pre-tax charges against income for environmental remediation costs for the nine months ended September 30, 1999 and 1998 totaled $8 million and $7 million, respectively, and are included in "Other Charges" in the condensed statement of income. Cash outlays related to such charges for the nine months ended September 30, 1999 and 1998 aggregated $18 million and $13 million, respectively.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

With the exception of a $96 million increase in the present value of the Company's fixed rate debt that would occur as a result of a 10% reduction in interest rates, there were no material changes in the Company's exposure to market risk from December 31, 1998. The increase in the present value of this debt was primarily due to the issuance of $800 million of long-term debt in the third quarter of 1999.

                          PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings
--------------------------

In the Company's Form 10-K for the year ended December 31, 1998, it was reported that the Company had been named in a number of antitrust lawsuits alleging PPG was involved with competitors in fixing prices and allocating markets for certain glass products. The Company's Form 10-Q for the quarter ended June 30, 1999 reported that three of the named defendants in those cases, Pilkington plc, Libbey-Owens Ford Co., Inc. and AFG Industries, Inc. have entered into preliminary settlement agreements with the plaintiffs. An additional defendant, Guardian Industries Corp., entered into a preliminary settlement agreement during the quarter ended September 30, 1999. Otherwise, the status of those cases remains as reported in the Company's 1998 Form 10-K.

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

Under the Company's Deferred Compensation Plan for Directors, each Director must defer receipt of such compensation as the Board mandates. Currently, the Board mandates deferral of one-third of each payment of the basic annual retainer of each Director. Each Director may also elect to defer the receipt of (1) an additional one-third of each payment of the basic annual retainer, (2) all of the basic annual retainer, or (3) all compensation. All deferred payments are held in the form of Common Stock Equivalents. Payments out of the deferred accounts are made in the form of Common Stock of the Company (and cash as to any fractional Common Stock Equivalent). In the third quarter of 1999, the Directors, as a group, were credited with 523 Common Stock Equivalents under this Plan. The values of the Common Stock Equivalents, when credited, ranged from $59.63 to $64.13.

Under the Directors' Common Stock Plan, each Director who neither is nor was an employee of the Company is credited annually with Common Stock Equivalents worth one-half of the Director's basic annual retainer. Upon termination of service and attaining 70 years of age, the Common Stock Equivalents held in a Director's account are converted to and paid in Common Stock of the Company (and cash as to any fractional Common Stock Equivalent). In the third quarter of 1999, the Directors, as a group, received 215 Common Stock Equivalents under this Plan. The value of each Common Stock Equivalent, when credited, was $64.13.

Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------


     (a)  Exhibits

          (12) Computation of Ratio of Earnings to Fixed Charges.

          (27)  Financial Data Schedule.


     (b)  Reports on Form 8-K

          (1) The Company filed a Form 8-K, dated August 18, 1999, to incorporate by reference an underwriting agreement dated as of August 18, 1999, as an exhibit to Registration No. 333-83019 on Form S-3.

                                   SIGNATURE
                                   ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                    PPG INDUSTRIES, INC.
                                              --------------------------------
                                                        (Registrant)





Date:    November 9, 1999                    By    /s/ W. H. Hernandez
                                               --------------------------------
                                                        W. H. Hernandez
                                                Senior Vice President, Finance
                                                   (Principal Financial and
                                                    Accounting Officer and
                                                   Duly Authorized Officer)

                     PPG INDUSTRIES, INC. AND SUBSIDIARIES
                     -------------------------------------


                               INDEX TO EXHIBITS


Exhibit
Number    Description
------    -----------

(12)      Computation of Ratio of Earnings to Fixed Charges.

(27)      Financial Data Schedule.