Form 10-K405
period 1999-12-31
PPG INDUSTRIES INC
filed 2000-02-18
CIK 79879

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

For the fiscal year ended December 31, 1999       Commission File Number 1-1687

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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of January 31, 2000, 174,036,756 shares of the Registrant's common stock, with a par value of $1.66 2/3 per share, were outstanding. As of that date, the aggregate market value of common stock held by non-affiliates was $9,561 million.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                             Incorporated By
                        Document                          Reference In Part No.
                        --------                          ---------------------
Portions of PPG Industries, Inc. Annual Report to
 Shareholders for the year ended December 31, 1999.......     I, II and IV
Portions of PPG Industries, Inc. Proxy Statement for its
 2000 Annual Meeting of Shareholders.....................          III

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             PPG INDUSTRIES, INC.
                         AND CONSOLIDATED SUBSIDIARIES
                                ---------------

As used in this report, the terms "PPG," "Company," and "Registrant" mean PPG Industries, Inc. and its subsidiaries, taken as a whole, unless the context indicates otherwise.
                                ---------------

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
 Part I
  Item 1.   Business.....................................................    1
  Item 2.   Properties...................................................    4
  Item 3.   Legal Proceedings............................................    4
  Item 4.   Submission of Matters to a Vote of Security Holders..........    4
            Executive Officers of the Registrant.........................    5
 Part II
  Item 5.   Market for the Registrant's Common Equity and Related
            Stockholder Matters..........................................    6
  Item 6.   Selected Financial Data......................................    6
  Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations....................................    6
  Item 7a.  Quantitative and Qualitative Disclosures About Market Risk...    6
  Item 8.   Financial Statements and Supplementary Data..................    7
  Item 9.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure..........................    7
 Part III
  Item 10.  Directors and Executive Officers of the Registrant...........    8
  Item 11.  Executive Compensation.......................................    8
  Item 12.  Security Ownership of Certain Beneficial Owners and
            Management...................................................    8
  Item 13.  Certain Relationships and Related Transactions...............    8
 Part IV
  Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K..........................................................    9
 Signatures .............................................................   11

                      Note on Incorporation by Reference

Throughout this report, various information and data are incorporated by reference to the Company's 1999 Annual Report to Shareholders (hereinafter referred to as "the Annual Report to Shareholders"). Any reference in this report to disclosures in the Annual Report to Shareholders shall constitute incorporation by reference only of that specific information and data into this Form 10-K.

                                    Part I
Item 1. Business

PPG Industries, Inc., incorporated in Pennsylvania in 1883, is comprised of three basic business segments: coatings, glass and chemicals. Within these business segments, PPG has followed a program of directing its resources of people, capital and technology into selected areas to build upon positions of leadership. Areas in which resources have been focused are automotive original, refinish, industrial, aerospace, packaging, and architectural coatings; flat glass, automotive original and replacement glass, aircraft transparencies, continuous-strand fiber glass; and chlor-alkali and specialty chemicals. Each of the businesses in which PPG is engaged is highly competitive. However, the diversification of product lines and worldwide markets served tend to minimize the impact on total sales and earnings of changes in demand for a particular product line or in a particular geographic area. Reference is made to "Business Segment Information" on pages 29 through 31 of the Annual Report to Shareholders, which is incorporated herein by reference, for financial information relating to business segments.

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

The coatings business involves the supply of protective and decorative finishes for automotive original equipment, appliances, industrial equipment and packaging; factory-finished aluminum extrusions and coils for architectural uses; aircraft; and other industrial and consumer products. In addition to supplying finishes to the automotive original equipment market, PPG supplies automotive refinishes to the aftermarket, which are primarily sold through distributors. In addition to specific products, PPG supplies technical expertise, engineering and purchasing services to the automotive original and industrial portions of the business. In the automotive original and industrial portions of the coatings business, PPG sells directly to a variety of manufacturing companies. Automotive original and industrial coatings are formulated specifically for the customer's needs and application methods. PPG also supplies adhesives and sealants for the automotive industry and metal pretreatments and related chemicals for automotive and industrial applications. The packaging portion of the coatings business supplies finishes for aerosol, food and beverage containers for consumer products. Product performance, technology, quality and customer service are major competitive factors.

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

The recently acquired aerospace business primarily supplies coatings and sealants for aircraft as well as sealants for architectural insulating glass units. The aerospace business distributes products directly to aircraft maintenance and aftermarket customers around the world.

PPG continued to grow the coatings business through several acquisitions completed during 1999. In January 1999, the Company completed the acquisition of the remaining portion of the global packaging coatings business formerly owned by Courtaulds plc from Akzo Nobel N.V. and completed the purchase of certain leased assets in connection with its 1998 acquisition of the technical coatings business of Orica Ltd. In February 1999, the Company acquired the commercial transport refinish coatings business of Sigma Coatings B.V., a subsidiary of Belgian refiner PetroFina S.A. In July 1999, PPG acquired the global automotive refinish, automotive coatings and industrial coatings business of Imperial Chemical Industries PLC (the ICI business), with the exception of the ICI businesses in the Indian subcontinent. The acquisition of a majority of the ICI business in Asia was finalized in the fourth quarter of 1999 and the acquisition of the ICI business in France was finalized in November 1999. Also, in July 1999, the Company acquired coatings and sealants maker PRC-DeSoto International, Inc. (PRC-DeSoto) from Akzo Nobel N.V. The acquisition of the PRC-DeSoto business in France was not finalized until November 1999. In October 1999, the Company acquired a majority interest in privately held powder coatings maker Bellaria S.p.A.

The principal production facilities of the coatings business are in North America and Europe. North American production facilities consist of 24 plants in the United States, two in Canada and one in Mexico. The three largest facilities in the United States are the Cleveland, Ohio, plant, which primarily produces automotive original coatings; the Oak Creek, Wis., plant, which primarily produces industrial coatings and certain automotive original coatings; and the Delaware, Ohio, plant, which primarily produces automotive refinishes and certain industrial coatings. Outside North America,

PPG operates five plants in Italy, four plants in Germany, three plants each in England and Spain, two plants each in Brazil, China and France, and one plant each in Argentina, Australia, Malaysia, the Netherlands, Thailand and Turkey. PPG owns equity interests in operations in Canada, India, South Korea and Taiwan. Additionally, the coatings business operates 11 service centers in the United States, two each in Canada and Mexico, and one each in Argentina, Poland and Portugal to provide just-in-time delivery and service to selected automotive assembly plants. Twenty-nine training centers in Europe, 20 in the United States, 18 in Asia, seven in South America, four in the Middle East, three in Canada and two in Mexico are in operation. These centers provide training for automotive aftermarket refinish customers. Also, four automotive original coatings application centers that provide testing facilities for customer paint processes and new products are in operation. The average number of persons employed by the coatings segment during 1999 was 15,100.

During 1999, PPG approved a restructuring program and recorded a pre-tax charge of $42 million for disposal of a redundant European packaging coatings facility, work force reductions and the closure of a facility. PPG also recorded a $1 million reversal of previously established restructuring reserves.

Glass

PPG is one of the major producers of flat glass, fabricated glass and continuous-strand fiber glass in the world. PPG's major markets are automotive original equipment, automotive replacement, residential and commercial construction, aircraft transparencies, the furniture and electronics industries, and other markets. Most glass products are sold directly to manufacturing and construction companies, although in some instances products are sold directly to independent distributors and through PPG distribution outlets. PPG manufactures flat glass by the float process and fiber glass by the continuous-filament process.

The bases for competition are price, quality, technology, cost and customer service. The Company competes with six other major producers of flat glass, six other major producers of fabricated glass and two other major producers of fiber glass throughout the world.

PPG's principal glass production facilities are concentrated in North America and Europe. Fifteen plants operate in the United States, of which six produce automotive original and replacement glass products, five produce flat glass, three produce fiber glass products and one produces aircraft transparencies. There are three plants in Canada, two of which produce automotive original and replacement glass products and one produces flat glass. One plant operates in Italy producing aircraft transparencies. One plant each in England and the Netherlands produce fiber glass. PPG owns equity interests in operations in Mexico, the Netherlands, Taiwan, the United States and Venezuela and a majority interest in a glass distribution company in Japan. Additionally, there are three satellite operations in the United States and two satellite operations in Canada that provide limited manufacturing and just-in-time service to selected automotive customer locations, one coating facility in the United States for flat glass products and one tempering and fabrication facility in the United States for flat glass products. The average number of persons employed by the glass segment during 1999 was 12,800.

During 1999, PPG approved a restructuring program, which included cost reduction initiatives in our glass operations resulting in a pre-tax charge of $4 million. We also recorded the reversal of $4 million of previously established restructuring reserves.

Chemicals

PPG is a major producer and marketer of chlor-alkali chemicals and a supplier of specialty chemicals. The primary chlor-alkali products are chlorine, caustic soda, vinyl chloride monomer, chlorinated solvents, chlorinated benzenes and calcium hypochlorite. Most of these products are sold directly to manufacturing companies in the chemical processing, rubber and plastics, paper, minerals, metals, and water treatment industries. The primary products of PPG's specialty chemicals businesses are Transitions(R) lenses; optical monomers; precipitated silicas for tire, shoe, and battery separator businesses and phosgene derivatives and other intermediates for the pharmaceutical and agricultural businesses.

PPG competes with six other major producers of chlor-alkali products. Price, product availability, product quality and customer service are the key competitive factors. In the specialty chemicals area, PPG's market share varies greatly by business; product quality and performance and technical service are the most critical competitive factors.

Chemicals' principal production facilities are concentrated in North America, with five plants in the United States and one each in Canada and Mexico. The two largest facilities, located in Lake Charles, La., and Natrium, W. Va., primarily produce chlor-alkali products. Outside North America, PPG operates two plants each in China and Taiwan, and one each in Australia, Brazil, France, Ireland, the Netherlands and the Philippines. PPG owns equity interests in operations in China, Japan, Thailand and the United States. The average number of persons employed by the chemicals segment during 1999 was 4,900.

During 1999, PPG approved a restructuring program, which included cost reduction initiatives in our Chemicals operations, and recorded a pre-tax charge of $1 million.

Raw Materials

The effective management of raw materials is important to PPG's continued success. The Company's most significant raw materials are titanium dioxide and epoxy and other resins in the coatings segment; sand, soda ash, energy and polyvinyl butyral in the glass segment, and energy and ethylene in the chemicals segment. Most of the raw materials used in production are purchased from outside sources, and the Company has made, and will continue to make, supply arrangements to meet the planned operating requirements for the future. Assurance of supply of critical raw materials is managed by establishing multiple sources and identifying alternative materials or technology whenever possible.

Research and Development

Research and development costs, including depreciation of research facilities, during 1999, 1998 and 1997 were $301 million, $287 million and $266 million, respectively. PPG owns and operates several research and development facilities to conduct research and development involving new and improved products and processes. Additional process and product research and development work is also undertaken at many of the Company's manufacturing plants.

Patents

PPG considers patent protection to be important. The Company's business segments are not materially dependent upon any single patent or group of related patents. PPG received $26 million in 1999, $18 million in 1998 and $25 million in 1997 from royalties and the sale of technical know-how.

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

Employees

The average number of persons employed worldwide by PPG during 1999 was 33,800.

Environmental Matters

Like other companies, PPG is subject to the existing and evolving standards relating to the protection of the environment. Capital expenditures for environmental control projects were $19 million, $19 million and $32 million in 1999, 1998 and 1997, respectively. It is expected that expenditures for such projects in 2000 will approximate $26 million, with similar amounts of annual expenditures expected in the near future. Although future capital expenditures are difficult to estimate accurately because of constantly changing regulatory standards and policies, it can be anticipated that environmental control standards will become increasingly stringent and costly.

PPG is negotiating with various government agencies concerning 54 cleanup sites, including 32 sites on the National Priority List (NPL). While PPG is not generally a major contributor of wastes to these sites, each potentially responsible party or contributor may face governmental agency assertions of joint and several liability as to each cleanup site. Generally, however, a final allocation of costs is made based on relative contributions of wastes to the site. There is a wide range of cost estimates for cleanup of these sites, due largely to uncertainties as to the nature and extent of their condition and the methods that may have to be employed for their remediation. Additionally, remediation projects have been or may be undertaken at certain of the Company's current and former plant sites. The Company has established reserves for those sites where it is probable a liability exists and the amount can be reasonably estimated. As of December 31, 1999 and 1998, PPG had reserves for environmental contingencies totaling $82 million and $94 million, respectively. Pre-tax charges against income for environmental remediation costs totaled $10 million in 1999, $10 million in 1998 and $34 million in 1997.

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

The Company has been named as a defendant in a number of antitrust lawsuits filed in federal and state courts by various plaintiffs. These suits allege PPG was involved with competitors in fixing prices and allocating markets for certain glass products. Twenty-nine cases were filed in federal courts, all of which have been consolidated in a single federal district court (W.D. Pa.) for pretrial proceedings under the multidistrict litigation rules. Eleven cases were filed in state courts in California, Wisconsin, Tennessee and Kansas; the Wisconsin case was removed to federal court and then consolidated under multidistrict litigation. Among the defendants in these actions are Pilkington plc; Libbey-Owens Ford Co., Inc.; AFG Industries; Asahi Glass Co., Ltd.; Guardian Industries Corp.; and Ford Motor Company. In the federal multidistrict litigation, the other defendants named above, except for the Ford Motor Company, have entered into settlement agreements with the plaintiffs, which are pending court approval. These antitrust lawsuits all purport to be class actions. In the federal multidistrict litigation, the court has ruled that the case may proceed as a class action. The plaintiffs in these cases are seeking economic and treble damages and injunctive relief. The Company believes it has meritorious defenses in these lawsuits.

For over 30 years, the Company has been a defendant in lawsuits involving claims alleging personal injury from exposure to asbestos. Aggregate settlements by PPG to date have been immaterial. Over the past few years, the number of asbestos-related claims against the Company, as well as numerous other defendants, has increased. At December 31, 1999, the Company was one of many defendants in numerous asbestos-related lawsuits involving approximately 110,000 claims. In many of the cases, the plaintiffs allege that the Company should be liable under various "direct participation" and other theories for injuries involving asbestos-containing thermal insulation products manufactured and distributed by Pittsburgh Corning Corporation ("PC"). The Company and Corning Incorporated are each 50% shareholders of PC. The Company believes it is not responsible for any injuries caused by PC products and intends to defend against such claims. PPG has successfully defended such claims in the past. In January 2000, for the first time, a trial court found PPG liable for injuries to five plaintiffs alleged to be caused by PC products. The Company intends to appeal that verdict. Separately from the claims against the Company described above, as a shareholder of PC, any loss to the Company due to losses incurred by PC arising from asbestos-related claims would not involve a cash payment and would be limited to the diminution in value of the Company's investment in PC. If such a loss were to occur, it would be approximately $34 million on an after-tax basis, based on the Company's investment in PC as of December 31, 1999.

The Company and others are defendants in three cases filed in State Court in Maryland claiming damages related to exposure to lead. One case involves a claim by an adult who claims to have been injured from ingesting lead paint in the early 1950s. The second case is a purported class action by homeowners for remediation of single family residences in Maryland constructed before 1978 which contain lead paint. The third case was filed on behalf of six children who allegedly suffer from lead poisoning. That case alleges the injuries arose from exposure to lead pigments in paints and exposure to tetraethyl lead gasoline additives. Over the past ten years, PPG has been a defendant in several other lawsuits alleging injury due to lead paint. PPG has been dismissed as a defendant from all those other lawsuits.

PPG believes it has adequate insurance for the personal injury and property damage claims against the Company described above. PPG's lawsuits and claims against others include claims against insurers and other third parties with respect to actual and contingent losses related to environmental, asbestos and other matters. Management believes that, in the aggregate, the outcome of all lawsuits and claims involving PPG will not have a material effect on PPG's consolidated financial position, results of operations or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders

None.

                     Executive Officers of the Registrant

The executive officers of the Company are elected annually in April by the Board of Directors and the business experience during the past five years of each Executive Officer is set forth below.

          Name            Age                                       Title
          ----            ---                                       -----
Raymond W. LeBoeuf (a)    53  Chairman of the Board and Chief Executive Officer since November 1997
Frank A. Archinaco (b)    56  Executive Vice President since April 1997
Charles E. Bunch (c)      50  Senior Vice President, Strategic Planning and Corporate Services since April 1997
Russell L. Crane          59  Senior Vice President, Human Resources and Administration since April 1994
James C. Diggs (d)        51  Senior Vice President and General Counsel since July 1997
William H. Hernandez (e)  51  Senior Vice President, Finance since January 1995
E. Kears Pollock (f)      59  Executive Vice President since April 1997

(a) Mr. LeBoeuf was Chairman Elect and Chief Executive Officer, President and Chief Operating Officer and Executive Vice President, prior to his present position.
(b) Mr. Archinaco was Senior Vice President, Glass and Vice President, Glass, prior to his present position.
(c) Mr. Bunch was Vice President, Fiber Glass and Vice President, Architectural Finishes, prior to his present position.
(d) Mr. Diggs was Senior Vice President and General Counsel Elect and was TRW Inc.'s Vice President and Assistant General Counsel prior to joining PPG in March 1997.
(e) Mr. Hernandez was Vice President and Controller, prior to his present position.
(f) Mr. Pollock was Senior Vice President, Coatings and Resins and Vice President, Coatings and Resins, prior to his present position.

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

Under the Company's Deferred Compensation Plan for Directors, each
Director must defer receipt of such compensation as the Board mandates. Currently, the Board mandates deferral of one-third of each payment of the basic annual retainer of each Director. Each Director may also elect to defer the receipt of (i) an additional one-third of each payment of the basic annual retainer, (ii) all of the basic annual retainer, or (iii) all compensation. All deferred payments are held in the form of Common Stock Equivalents. Payments out of the deferred accounts are made in the form of Common Stock of the Company
(and cash as to any fractional Common Stock Equivalent). The
Directors, as a group, were credited with 10,811, 6,674 and 6,934
Common Stock Equivalents in 1999, 1998 and 1997, respectively, under this plan. The values of the Common Stock Equivalents, when credited, ranged from $51.25 to $64.94 in 1999, $51.00 to $72.88 in 1998 and
$53.50 to $64.00 in 1997.

Under the Directors' Common Stock Plan, each Director who neither is nor was an employee of the Company is credited annually with Common
Stock Equivalents worth one-half of the Director's basic annual retainer. Upon termination of service and attaining 70 years of age, the Common Stock Equivalents held in a Director's account are converted to and paid in Common Stock of the Company (and cash as to any fractional Common Stock Equivalent). The Directors, as a group, received 3,746, 2,582 and 3,162 Common Stock Equivalents in 1999, 1998 and 1997, respectively, under this plan. The values of those Common
Stock Equivalents, when credited, ranged from $52.21 to $64.13 in 1999, $52.50 to $70.94 in 1998 and $50.38 to $63.31 in 1997.

Item 6. Selected Financial Data
The information required by Item 6 is reported in the Eleven-Year
Digest under the captions net sales, income before accounting changes, cumulative effect of accounting changes, net income, earnings per common share before accounting changes, cumulative effect of accounting changes on earnings per common share, earnings per common share, earnings per common share-assuming dilution, dividends per share, total assets and long-term debt for the years 1995 through
1999..................................................................    44

Item 7. Management's Discussion and Analysis of Financial Condition
 and Results of Operations
Management's Discussion and Analysis..................................   22-28

Item 7a. Quantitative and Qualitative Disclosures About Market Risk
Management's Discussion and Analysis..................................   27-28

                                                                       Page(s)
                                                                       -------
Item 8. Financial Statements and Supplementary Data
Independent Auditors' Report..........................................   17
Financial Statements:
 Statement of Income for the years ended December 31, 1999, 1998 and
  1997................................................................   18
 Balance Sheet, December 31, 1999 and 1998............................   19
 Statement of Shareholders' Equity for the years ended December 31,
  1999, 1998 and 1997.................................................   20
 Statement of Comprehensive Income for the years ended December 31,
  1999, 1998 and 1997.................................................   20
 Statement of Cash Flows for the years ended December 31, 1999, 1998
  and 1997............................................................   21
 Notes to the Financial Statements....................................  32-43

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
 None.

                                   Part III

Item 10. Directors and Executive Officers of the Registrant

The information required by Item 10 regarding Directors is contained under the caption "Election of Directors" in the Registrant's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders (the Proxy Statement) which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, which information under such caption is incorporated herein by reference.

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

                                    Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Financial Statements and Independent Auditors' Report (see Part II, Item 8 of this report (page 7) regarding incorporation by reference from the Annual Report to Shareholders).

  Financial Statement Schedules for years ended December 31, 1999, 1998 and
  1997:

    The following should be read in conjunction with the previously referenced financial statements.

                                                                            Page
                                                                            ----
   Independent Auditors' Report...........................................   12
   Schedule II--Valuation and Qualifying Accounts.........................   13

    All other schedules are omitted because they are not applicable.

(b) No reports were filed on Form 8-K during the last quarter of the period covered by this report.

(c)Exhibits:

     3   The Restated Articles of Incorporation, as amended, were filed as
         Exhibit 3 to the Registrant's Form 10-Q for the quarter ended March 31, 1995, which exhibit is incorporated herein by reference.

     3.1 Statement with Respect to Shares, amending the Restated Articles of Incorporation effective April 21, 1998 was filed as Exhibit 3.1 to the Registrant's Form 10-K for the year ended December 31, 1998, which exhibit is incorporated herein by reference.

     3.2 The Bylaws, as amended, were filed as Exhibit 3 to the Registrant's Form 10-Q for the quarter ended March 31, 1998, which exhibit is incorporated herein by reference.

     4 The Shareholders' Rights Plan was filed as Exhibit 4 on the Registrant's Form 8-K, dated February 19, 1998, which exhibit is incorporated herein by reference.

     4.1 Indenture, dated as of August 1, 1982, was filed as Exhibit 4.1 to PPG's Registration Statement on Form S-3 (No. 333-44397) dated January 16, 1998 (the "1998 Form S-3"), which exhibit is incorporated herein by reference.

     4.2 First Supplemental Indenture, dated as of April 1, 1986, was filed as Exhibit 4.2 to the 1998 Form S-3, which exhibit is incorporated herein by reference.

     4.3 Second Supplemental Indenture, dated as of October 1, 1989, was filed as Exhibit 4.3 to the 1998 Form S-3, which exhibit is incorporated herein by reference.

     4.4 Third Supplemental Indenture, dated as of November 1, 1995, was filed as Exhibit 4.4 to the 1998 Form S-3, which exhibit is incorporated herein by reference.

   *10 PPG Industries, Inc. Nonqualified Retirement Plan dated as of January 1, 1989, as amended January 1, 1996 was filed as Exhibit 10 to the Registrant's Form 10-Q for the quarter ended March 31, 1996, which exhibit is incorporated by reference. The Supplemental Executive Retirement Plan II as amended, and the Change in Control Employment Agreement were filed as Exhibits 10.2 and 10.5, respectively, to the Registrant's Form 10-Q for the quarter ended September 30, 1995. The PPG Industries, Inc. Stock Plan was filed as Exhibit 10 to the Registrant's Form 10-Q for the quarter ended March 31, 1997. The Directors' Common Stock Plan as amended, was filed as Exhibit 10 to the Registrant's Form 10-Q for the quarter ended March 31, 1999. All such exhibits are incorporated herein by reference.

   *10.1 PPG Industries, Inc. Incentive Compensation and Deferred Income Plan for Key Employees was filed as Exhibit 10.1 to the Registrant's Form 10-K for the year ended December 31, 1998, which exhibit is incorporated herein by reference.

   *10.2 PPG Industries, Inc. Deferred Compensation Plan was filed as Exhibit
         10.2 to the Registrant's Form 10-K for the year ended December 31, 1998, which exhibit is incorporated herein by reference.

   *10.3 PPG Industries, Inc. Deferred Compensation Plan for Directors, was filed as Exhibit 10.3 to the Registrant's Form 10-K for the year ended December 31, 1997, which exhibit is incorporated herein by reference.

   *10.4 PPG Industries, Inc. Total Shareholder Return Plan for Key Employees was filed as Exhibit 10.4 to the Registrant's Form 10-K for the year ended December 31, 1998, which exhibit is incorporated herein by reference.

    12 Computation of Ratio of Earnings to Fixed Charges for the Five Years Ended December 31, 1999.

    13 Company's 1999 Annual Report to Shareholders. (Except for the pages and information therein expressly incorporated by reference in this Form 10-K, the Annual Report to Shareholders is provided solely for the information of the Commission and is not to be deemed "filed" as part of the Form 10-K.)

    21   Subsidiaries of the Registrant.

    23   Consent of Independent Auditors.

    24   Powers of Attorney.

    27   Financial Data Schedule.

* Items referred to in Exhibit 10, 10.1, 10.2, 10.3 and 10.4 and incorporated by reference are either management contracts, compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 14(c) of Form 10-K.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on February 18, 2000.

                              PPG INDUSTRIES, INC.
                                 (Registrant)

                              By /s/ W. H. Hernandez
                                ...............................................
                                 W. H. Hernandez, Senior Vice President,
                                 Finance

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated, on February 18, 2000.

      Signature                           Capacity
     -----------                         ----------

  /s/ R. W. LeBoeuf             Director, Chairman of the Board and
 .....................            Chief Executive Officer
    R. W. LeBoeuf

 /s/ W. H. Hernandez            Senior Vice President, Finance (Principal
 .....................            Financial and Accounting Officer)
   W. H. Hernandez

    E. B. Davis, Jr.            Director |
                                         |
    M. J. Hooper                Director |
                                         |
    A. J. Krowe                 Director |
                                         | By /s/ W. H. Hernandez,
    R. Mehrabian                Director |    ..................................
                                         |    W. H. Hernandez, Attorney-in-Fact
    T. J. Usher                 Director |
                                         |
    D. G. Vice                  Director |
                                         |
    D. R. Whitwam               Director |

            INDEPENDENT AUDITORS' REPORT

            To the Board of Directors and Shareholders of PPG
            Industries, Inc.:

            We have audited the balance sheet of PPG Industries, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated January 20, 2000; such financial statements and report are included in your 1999 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included financial statement schedule II, Valuation and Qualifying Accounts, of PPG Industries, Inc. and subsidiaries for the years ended December 31, 1999, 1998 and 1997. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

            /s/ Deloitte & Touche LLP

            Pittsburgh, Pennsylvania
            January 20, 2000

PPG Industries, Inc. and Subsidiaries

Schedule II--Valuation and Qualifying Accounts
 For the Years Ended December 31, 1999, 1998 and 1997

                          Balance at Charged to
                          Beginning  Costs and                  Balance at
      Description          of Year    Expenses  Deductions(/1/) End of Year
      -----------          -------    --------  --------------- -----------
                                             (Millions)
1999
 Deducted from assets to
  which they apply:
   Allowance for doubtful
    accounts ____________   $20.6      $20.5         $15.4         $25.7
                            =====      =====         =====         =====
1998
 Deducted from assets to
  which they apply:
   Allowance for doubtful
    accounts ____________   $20.5      $11.4         $11.3         $20.6
                            =====      =====         =====         =====
1997
 Deducted from assets to
  which they apply:
   Allowance for doubtful
    accounts ____________   $25.6      $10.2         $15.3         $20.5
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

                             PPG INDUSTRIES, INC.
                         AND CONSOLIDATED SUBSIDIARIES
                         -----------------------------

                              INDEX TO EXHIBITS

Exhibit                                                   Incorporated by Reference
-------                                                   -------------------------
3     Restated Articles of Incorporation.             Exhibit 3    - Form 10-Q for the quarter ended March 31, 1995.

3.1   Statement with Respect to Shares,               Exhibit 3.1  - Form 10-K for the year ended December 31, 1998.
      amending the Restated Articles of
      Incorporation.

3.2   Bylaws.                                         Exhibit 3    - Form 10-Q for the quarter ended March 31, 1998.

4     Shareholders' Rights Plan.                      Exhibit 4    - Form 8-K, dated February 19, 1998.

4.1   Indenture, dated as of August 1, 1982.          Exhibit 4.1  - Registration Statement on Form S-3 (No. 333-44397),
                                                                     dated January 16, 1998.

4.2   First Supplemental Indenture, dated             Exhibit 4.2  - Registration Statement on Form S-3 (No. 333-44397),
      as of April 1, 1986.                                           dated January 16, 1998.

4.3   Second Supplemental Indenture, dated            Exhibit 4.3  - Registration Statement on Form S-3 (No. 333-44397),
      as of October 1, 1989.                                         dated January 16, 1998.

4.4   Third Supplemental Indenture, dated as          Exhibit 4.4  - Registration Statement on Form S-3 (No. 333-44397),
      of November 1, 1995.                                           dated January 16, 1998.

10    PPG Industries, Inc. Nonqualified Retirement    Exhibit 10   - Form 10-Q for the quarter ended March 31, 1996.
      Plan, dated as of January 1, 1989, as
      amended January 1, 1996.

10    Supplemental Executive Retirement Plan II.      Exhibit 10.2 - Form 10-Q for the quarter ended September 30, 1995.

10    Change in Control Employment Agreement.         Exhibit 10.5 - Form 10-Q for the quarter ended September 30, 1995.

10    PPG Industries, Inc. Stock Plan.                Exhibit 10   - Form 10-Q for the quarter ended March 31, 1997.

10    Directors' Common Stock Plan.                   Exhibit 10   - Form 10-Q for the quarter ended March 31, 1999.

10.1  PPG Industries, Inc. Incentive Compensation     Exhibit 10.1 - Form 10-K for the year ended December 31, 1998.
      and Deferred Income Plan for Key Employees.

10.2  PPG Industries, Inc. Deferred Compensation      Exhibit 10.2 - Form 10-K for the year ended December 31, 1998.
      Plan.

Exhibit                                                   Incorporated by Reference
-------                                                   -------------------------
10.3  PPG Industries, Inc. Deferred Compensation      Exhibit 10.3 - Form 10-K for the year ended December 31, 1997.
      Plan for Directors.

10.4  PPG Industries, Inc. Total Shareholder Return   Exhibit 10.4 - Form 10-K for the year ended December 31, 1998.
      Plan for Key Employees.

Exhibit                        Description
-------                        -----------

12 Computation of Ratio of Earnings to Fixed Charges for the Five Years Ended December 31, 1999.

13   Company's 1999 Annual Report to Shareholders.

21   Subsidiaries of the Registrant.

23   Consent of Independent Auditors.

24   Powers of Attorney.

27   Financial Data Schedule.