Form 10-Q
period 2000-03-31
PPG INDUSTRIES INC
filed 2000-05-05
CIK 79879

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended   March 31, 2000            Commission File Number   1-1687
                  ------------------                                 ----------



                              PPG INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)



                Pennsylvania                                     25-0730780
(State or other jurisdiction of incorporation                 (I.R.S. Employer
              or organization)                               Identification No.)

   One PPG Place, Pittsburgh, Pennsylvania                          15272
   (Address of principal executive offices)                      (Zip Code)


                                 (412) 434-3131
              (Registrant's telephone number, including area code)



As of March 31, 2000, 174,146,678 shares of the Registrant's common stock, par value $1.66-2/3 per share, were outstanding.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                        Yes   X                  No
                            -----                   -----

                     PPG INDUSTRIES, INC. AND SUBSIDIARIES



                                     INDEX



                                                                         PAGE(S)
Part I.   Financial Information

  Item 1.   Financial Statements:

     Condensed Statement of Income........................................... 2

     Condensed Balance Sheet..................................................3

     Condensed Statement of Cash Flows........................................4

     Notes to Condensed Financial Statements...............................5-11


  Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations..........................12-16

  Item 3.   Quantitative and Qualitative Disclosures About Market Risk.......16

Part II.  Other Information

  Item 1.   Legal Proceedings................................................17

  Item 2.   Change in Securities and Use of Proceeds.........................17

  Item 4.   Submission of Matters to a Vote of Security Holders..............18

  Item 6.   Exhibits and Reports on Form 8-K.................................18


Signature....................................................................19

                        PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements
------------------------------

                    PPG INDUSTRIES, INC. AND SUBSIDIARIES

                  Condensed Statement of Income (Unaudited)
                  -----------------------------------------
                     (Millions, except per share amounts)


                                                                    Three Months Ended March 31
                                                                    ---------------------------
                                                                     2000                 1999
                                                                    ------               ------

Net sales.........................................................  $2,087               $1,803
Cost of sales.....................................................   1,254                1,103
                                                                    ------               ------
   Gross profit...................................................     833                  700
                                                                    ------               ------

Other expenses (earnings):
   Selling, general and administrative............................     327                  286
   Depreciation...................................................      93                   91
   Research and development.......................................      70                   67
   Interest.......................................................      43                   26
   Amortization...................................................      19                    9
   Business divestitures and
     realignments (Note 3)........................................       1                   24
   Other charges..................................................      53                   12
   Other earnings.................................................     (29)                 (23)
                                                                    ------               ------

       Total other expenses - net.................................     577                  492
                                                                    ------               ------

Income before income taxes and minority
   interest.......................................................     256                  208

Income taxes......................................................     109                   79

Minority interest.................................................       8                    6
                                                                    ------               ------

Net income........................................................  $  139               $  123
                                                                    ======               ======

Earnings per common share (Note 2)................................  $ 0.80               $ 0.71
                                                                    ======               ======

Earnings per common share - assuming
   dilution (Note 2)..............................................  $ 0.79               $ 0.70
                                                                    ======               ======

Dividends per common share........................................  $ 0.40               $ 0.38
                                                                    ======               ======

The accompanying notes to the condensed financial statements are an integral part of this statement.

                     PPG INDUSTRIES, INC. AND SUBSIDIARIES

                      Condensed Balance Sheet (Unaudited)
                      -----------------------------------

                                                                    March 31            Dec. 31
                                                                      2000                1999
                                                                    --------            --------
Assets                                                                       (Millions)
------
Current assets:
   Cash and cash equivalents......................................  $    145            $    158
   Receivables-net................................................     1,713               1,594
   Inventories (Note 4)...........................................     1,067               1,016
   Other..........................................................       252                 294
                                                                    --------            --------
       Total current assets.......................................     3,177               3,062

Property (less accumulated depreciation of
   $3,983 million and $3,926 million).............................     2,918               2,933
Investments.......................................................       227                 261
Goodwill (less accumulated amortization of
   $106 million and $100 million).................................     1,066               1,002
Identifiable intangible assets (less accumulated
   amortization of $71 million and $63 million)...................       656                 660
Other assets......................................................     1,028                 996
                                                                    --------            --------
       Total......................................................  $  9,072            $  8,914
                                                                    ========            ========

Liabilities and Shareholders' Equity
------------------------------------
Current liabilities:
   Short-term borrowings and current
       portion of long-term debt..................................  $  1,105            $    954
   Accounts payable and accrued liabilities.......................     1,403               1,430
                                                                    --------            --------
       Total current liabilities..................................     2,508               2,384

Long-term debt....................................................     1,825               1,836
Deferred income taxes.............................................       490                 520
Accumulated provisions............................................       463                 422
Other postretirement benefits.....................................       547                 548
                                                                    --------            --------
       Total liabilities..........................................     5,833               5,710
                                                                    --------            --------

Commitments and contingent liabilities  (Note 8)..................
Minority interest.................................................       102                  98
                                                                    --------            --------

Shareholders' equity:
   Common stock...................................................       484                 484
   Additional paid-in capital.....................................       107                 104
   Retained earnings..............................................     6,168               6,098
   Treasury stock.................................................    (3,264)             (3,268)
   Unearned compensation..........................................      (121)               (134)
   Accumulated other comprehensive loss (Note 5)..................      (237)               (178)
                                                                    --------            --------
       Total shareholders' equity.................................     3,137               3,106
                                                                    --------            --------

       Total......................................................  $  9,072            $  8,914
                                                                    ========            ========

The accompanying notes to the condensed financial statements are an integral part of this statement.

                     PPG INDUSTRIES, INC. AND SUBSIDIARIES

                 Condensed Statement of Cash Flows (Unaudited)
                 ---------------------------------------------

                                                                       Three Months Ended
                                                                       ------------------
                                                                            March 31
                                                                            --------
                                                                        2000        1999
                                                                       ------      ------
                                                                           (Millions)

Cash from operating activities....................................     $   90      $  125
                                                                       ------      ------

Investing activities:
   Capital spending
       Additions to property and investments......................       (118)       (120)
       Business acquisitions, net of cash balances
           acquired...............................................       (106)        (89)
   Reduction of property and investments..........................         11          12
   Other..........................................................          -          11
                                                                       ------      ------
       Cash used for investing activities.........................       (213)       (186)
                                                                       ------      ------

Financing activities:
   Net change in borrowings with
       maturities of three months or less.........................        186         175
   Proceeds from other short-term debt............................         67          69
   Repayment of other short-term debt.............................        (73)        (68)
   Proceeds from long-term debt...................................          1           1
   Repayment of long-term debt....................................        (13)        (28)
   Repayment of loans by employee stock
       ownership plan.............................................         13          13
   Issuance (purchase) of treasury stock, net.....................          2         (79)
   Dividends paid.................................................        (70)        (66)
                                                                       ------      ------
       Cash provided by financing activities......................        113          17
                                                                       ------      ------

Effect of currency exchange rate changes
   on cash and cash equivalents...................................         (3)         (2)
                                                                       ------      ------

Net decrease in cash and cash equivalents.........................        (13)        (46)

Cash and cash equivalents, beginning of period....................        158         128
                                                                       ------      ------

Cash and cash equivalents, end of period..........................     $  145      $   82
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

                     PPG INDUSTRIES, INC. AND SUBSIDIARIES

              Notes to Condensed Financial Statements (Unaudited)
              ---------------------------------------------------


1.   Financial Statements
     --------------------

     The condensed financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position of PPG Industries, Inc. and subsidiaries (the Company or PPG) at March 31, 2000 and the results of their operations and their cash flows for the three months ended March 31, 2000 and 1999. These condensed financial statements should be read in conjunction with the financial statements and notes thereto incorporated by reference in PPG's Annual Report on Form 10-K for the year ended December 31, 1999.

     The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

2.   Earnings Per Common Share
     -------------------------

     The following table reflects the earnings per common share calculations for the three months ended March 31, 2000 and 1999.

                                                                    Three Months Ended March 31
                                                                    ---------------------------
     (Millions, except per share amounts)                            2000                 1999
                                                                    ------               ------
     Earnings per common share
        Net income..............................................    $  139               $  123
                                                                    ------               ------

        Weighted average common shares
          outstanding...........................................     174.1                174.2
                                                                    ------               ------

        Earnings per common share...............................    $ 0.80               $ 0.71
                                                                    ======               ======

     Earnings per common share -
           assuming dilution
        Net income..............................................    $  139               $  123
                                                                    ------               ------

        Weighted average common shares
          outstanding...........................................     174.1                174.2
        Effect of dilutive securities:
          Stock options.........................................       0.3                  0.4
          Other stock compensation plans........................       1.3                  1.2
                                                                    ------               ------
        Potentially dilutive common shares......................       1.6                  1.6
                                                                    ------               ------
        Adjusted common shares
          outstanding...........................................     175.7                175.8
                                                                    ------               ------

        Earnings per common share -
          assuming dilution.....................................    $ 0.79               $ 0.70
                                                                    ======               ======

3.   Acquisitions and Business Realignments
     --------------------------------------

     Acquisition

     In February 2000, the Company acquired Monarch Paint Co. (Monarch), an architectural coatings producer. The Company has completed a preliminary purchase price allocation for this acquisition and the operating activity associated with Monarch has been included in the Company's results of operations from the acquisition date. The preliminary purchase price allocation is subject to adjustment later in 2000 when finalized.

     Business Realignments

     In March 2000, the Company refined the restructuring plans for certain locations related to the integration of the global automotive refinish, automotive and industrial coatings businesses of Imperial Chemical Industries PLC (the ICI business). These restructuring plans were originally developed at the acquisition date (July 1999). The restructuring plans include severance benefits for 241 employees and resulted in an increase in goodwill of $12 million and a pretax charge of $1 million. As of March 31, 2000, $2 million had been paid to 53 employees and the remaining reserve of $11 million, which covered 188 employees, is expected to be paid by the end of 2000.

     The Company also completed the sale of its equity interest in an Asian float glass plant and one Asian downstream fabrication facility. In addition, the Company substantially completed the sale of its equity interest in another Asian downstream fabrication facility, pending approval of the transaction by regulatory authorities. The regulatory approval is expected to be received in the second quarter of 2000.

     During 1999, the Company approved restructuring plans associated with the integration of the packaging coatings acquisitions and cost reduction activities across all of its businesses that resulted in pre-tax charges of $47 million. The components of the plans included severance benefits for 519 employees and estimated losses of $17 million on the disposal of a redundant European facility and the disposition of the assets of a U.S. coatings facility. As of March 31, 2000, $12 million had been paid under the plans to 293 employees. In addition, fixed asset write-offs totaling $1 million were recorded in the first quarter of 2000. At March 31, 2000, the remaining reserves associated with the 1999 restructuring plans covered 226 employees. PPG anticipates that the remaining severance benefits will be paid and the asset dispositions will be completed during 2000. In 1999, the Company also recorded a reversal of $1 million related to reserves established in 1999 for cost reduction initiatives in its glass and coatings businesses.

     During 1998, the Company recorded a pretax charge of $19 million in connection with a restructuring plan to reduce costs in its glass and coatings businesses. The components of the plan included severance benefits for 283 employees. As of March 31, 2000, approximately $15 million has been paid out under the restructuring plan and $1 million was
     reversed in 1999 for amounts that will not be paid under the plan.   The
     remaining reserves associated with the 1998 restructuring plan are designated to cover 66 employees.

     At March 31, 2000, the remaining reserves associated with the 1999 and 1998 restructuring plans totaled $19 million and are expected to be paid in 2000.

     In 1997, the Company recorded a pre-tax restructuring charge of $102 million related to certain glass businesses that were not meeting strategic performance objectives. The principal components of this program included the closure of the Perry, Ga., flat glass plant and the disposition of our equity interests in two Asian float glass plants. The pre-tax restructuring charge in 1997 included $61 million of asset write-offs and $41 million associated with cash outlays primarily for severance costs for 317 employees, a proportionate share of equity investee indebtedness and demolition and environmental costs, net of proceeds from sale. An additional $15 million pretax restructuring charge was recorded in 1998 related to a reassessment of the proceeds expected to be realized on the dispositions and additional asset write-offs. As of March 31, 2000, cash outlays and asset write-offs associated with both the 1997 restructuring program and the additional restructuring charge recorded in 1998 related to this program totaled $108 million. We also reversed $3 million of these restructuring charges in each of the years 1999 and 1998, respectively. At March 31, 2000, approximately $3 million of reserves related to the 1997 restructuring program are outstanding and will be paid out during 2000 or early in 2001.

4.   Inventories
     -----------

     Inventories at March 31, 2000 and December 31, 1999 are detailed below.

                                                                    March 31      Dec. 31
                                                                      2000          1999
                                                                    --------      -------
                                                                          (Millions)
     Finished products and work in process........................  $  743         $  716
     Raw materials................................................     211            189
     Supplies.....................................................     113            111
                                                                    ------         ------

         Total....................................................  $1,067         $1,016
                                                                    ======         ======

     Most domestic and certain foreign inventories are valued using the last-in, first-out method. If the first-in, first-out method had been used, inventories would have been $158 million and $164 million higher at March 31, 2000 and December 31, 1999, respectively.

5.   Comprehensive Income
     --------------------

     Total comprehensive income for the three months ended March 31, 2000 and 1999 was as follows:

                                                                  Three Months Ended March 31
                                                                  ---------------------------
                                                                   2000                  1999
                                                                  -----                 -----
                                                                           (Millions)
     Net income.................................................  $ 139                 $ 123
                                                                  -----                 -----
     Other comprehensive loss, net of tax:
        Currency translation adjustment.........................    (56)                  (71)
        Minimum pension liability adjustment....................      2                    (1)
        Unrealized losses on marketable securities..............     (5)                   (5)
                                                                  -----                 -----
                                                                    (59)                  (77)
                                                                  -----                 -----

           Total comprehensive income...........................  $  80                 $  46
                                                                  =====                 =====

     As of March 31, 2000 and December 31, 1999, accumulated other comprehensive loss, as reflected on the condensed balance sheet, was comprised of the following:

                                                                  March 31             Dec. 31
                                                                    2000                 1999
                                                                  --------             -------
                                                                          (Millions)
Currency translation adjustment.................................  $ (218)              $ (162)
Minimum pension liability adjustment............................     (11)                 (13)
Unrealized losses on marketable securities......................      (8)                  (3)
                                                                  ------               ------
  Accumulated other comprehensive loss..........................  $ (237)              $ (178)
                                                                  ======               ======


6.   Cash Flow Information
     ---------------------

     Cash payments for interest were $54 million and $20 million for the three months ended March 31, 2000 and 1999, respectively. Net cash payments for income taxes for the three months ended March 31, 2000 and 1999 were $19 million and $17 million, respectively.

7.   Business Segment Information
     ----------------------------

     Business segment net sales and operating income for the three months ended March 31, 2000 and 1999 were as follows:

                                                                       Three Months Ended March 31
                                                                       ---------------------------
                                                                        2000                 1999
                                                                       ------               ------
                                                                                (Millions)
     Net sales:
       Coatings (a)..................................................  $1,128               $  912
       Glass.........................................................     571                  557
       Chemicals (b).................................................     391                  337
       Intersegment net sales........................................      (3)                  (3)
                                                                       ------               ------

          Total......................................................  $2,087               $1,803
                                                                       ======               ======

     Operating income:
       Coatings (c)..................................................  $  160               $  101
       Glass.........................................................     105                   97
       Chemicals.....................................................      74                   36
                                                                       ------               ------

          Total......................................................     339                  234

     Interest expense - net..........................................     (40)                 (25)

     Other unallocated corporate expense - net (d)...................     (43)                  (1)
                                                                       ------               ------

     Income before income taxes and
       minority interest.............................................  $  256               $  208
                                                                       ======               ======

     (a) Includes intersegment net sales of $1 million for each of the three-month periods.

     (b) Includes intersegment net sales of $2 million for each of the three-month periods.

     (c) Includes for the three months ended March 31, 2000, pretax charges of $2 million representing the fair-market-value adjustment of acquired inventories that have been sold and $1 million related to cost reduction initiatives associated with the integration of the ICI business acquired in 1999.

     Includes for the three months ended March 31, 1999, a pretax restructuring charge of $24 million associated with the integration of the packaging coatings acquisitions, including the disposal of a redundant European facility and work-force reductions.

     (d) Includes for the three months ended March 31, 2000, a pretax charge of $39 million representing the write-off of an equity investment in Pittsburgh Corning Corporation, which has filed for reorganization under the federal bankruptcy code.

8.   Commitments and Contingent Liabilities
     --------------------------------------

     PPG is involved in a number of lawsuits and claims, both actual and potential, including some that it has asserted against others, in which substantial money damages are sought. These lawsuits and claims relate to product liability, contract, patent, environmental, antitrust and other matters arising out of the conduct of PPG's business. The Company has been named in a number of antitrust lawsuits alleging that PPG acted with competitors to fix prices and allocate markets for certain glass products. These antitrust proceedings are in an early stage. For over 30 years, the Company has been a defendant in lawsuits involving claims alleging personal injury from exposure to asbestos. Aggregate settlements by PPG to date have been immaterial. Over the past few years, the number of asbestos-related claims against the Company, as well as numerous other defendants, has increased. At March 31, 2000, the Company was one of many defendants in numerous asbestos-related lawsuits involving approximately 110,000 claims. In many of the cases, the plaintiffs allege that the Company should be liable for injuries from products manufactured and distributed by Pittsburgh Corning Corporation ("PC"). The Company and Corning Incorporated are each 50% shareholders of PC. The Company believes it is not responsible for any injuries caused by PC products and intends to defend against such claims. PPG has successfully defended such claims in the past. In January 2000, for the first time, a trial court found PPG liable for injuries to five plaintiffs alleged to be caused by PC products. The Company intends to appeal that verdict. On April 16, 2000, PC filed a petition for reorganization under the federal bankruptcy code.
     Accordingly, during the three months ended March 31, 2000, the Company recorded an after-tax charge of $35 million for the write-off of its investment in PC. The Company and others are also defendants in three cases involving claims alleging injury from exposure to lead. PPG believes it has adequate insurance for the personal injury and property damage claims against the Company described above. PPG's lawsuits and claims against others include claims against insurers and other third parties with respect to actual and contingent losses related to environmental, asbestos and other matters. Management believes that, in the aggregate, the outcome of all lawsuits and claims involving PPG will not have a material effect on PPG's consolidated financial position, results of operations or liquidity.

     It is PPG's policy to accrue expenses for environmental contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Reserves for environmental contingencies are exclusive of claims against third parties and are not discounted. As of March 31, 2000 and December 31, 1999, PPG had reserves for environmental contingencies totaling $79 million and $82 million, respectively. Pre-tax charges against income for environmental remediation costs for the three months ended March 31, 2000 and 1999 totaled $1 million and $2 million, respectively, and are included in "Other charges" in the condensed statement of income. Cash outlays related to such environmental remediation for the three months ended March 31, 2000 and 1999 aggregated $4 million and $6 million, respectively.

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

     In addition to the amounts currently reserved, the Company may be subject to loss contingencies related to environmental matters estimated to be as much as $200 million to $400 million, which range is unchanged from December 31, 1999. Such unreserved losses are reasonably possible but are not currently considered to be probable of occurrence. Although insurers and other third parties may cover a portion of these costs, to the extent they are incurred, any potential recovery is not included in this unreserved exposure to future loss. The Company's environmental contingencies are expected to be resolved over an extended period of time.

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

Item 2.   Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
          Results of Operations
          ---------------------

Performance Overview

Sales increased 16% in the first quarter of 2000 to $2.09 billion from $1.80 billion in the same quarter of 1999. First quarter 2000 sales increased 10% due to acquisitions within our coatings segment, 6% from sales volume improvements across all of our business segments and 2% from higher selling prices within our chemicals segment. These sales increases were partially offset by a 2% decline due to foreign currency translation primarily from the weaker euro currency that principally affected our coatings segment.

The gross profit percentage increased to 39.9% during the first quarter of 2000 from 38.8% in the same quarter of 1999. The increase in the gross profit percentage is due to higher selling prices for commodity chemicals in our chemicals segment, improved manufacturing efficiencies in our chemicals and glass segments, and favorable sales mix changes in our coatings segment. These favorable factors were partially offset by higher raw material and energy costs in our chemicals and coatings segments.

Net income and earnings per share, diluted, for the first quarter of 2000 increased to $139 million and $0.79, respectively, compared to $123 million and $0.70, respectively, in the same quarter of 1999. The increase in net income and earnings per share for the first quarter of 2000 resulted from the sales volume improvements previously discussed, the same factors that contributed to an improvement in the gross profit percentage, the absence of a first quarter 1999 after-tax restructuring charge of $20 million related to the integration of packaging coatings acquisitions and earnings from acquisitions. These favorable factors more than offset a first quarter 2000 after-tax charge of $35 million for the write-off of an equity investment, increased income tax expense from improved pretax earnings and higher interest expense as a result of acquisition activity. Excluding the write-off of the equity investment in the first quarter of 2000 and the restructuring charges in the first quarter of 1999, net income and earnings per share, diluted, were $174 million and $0.99, respectively, compared to $143 million and $0.81, respectively.

Performance of Business Segments

Coatings sales increased 24% to $1.13 billion from $911 million in the first quarter of 1999. Sales increased 20% primarily from the acquisitions of the ICI businesses and PRC-DeSoto International, Inc. (PRC-DeSoto) in the third quarter of 1999 and 9% from volume improvements in our worldwide automotive original and industrial businesses and, to a lesser extent, our automotive refinish and packaging coatings businesses. These sales increases were offset in part by a 4% decline from foreign currency translation principally from the weaker euro currency which affected all of our coatings businesses and a 1% decrease in overall selling prices for our automotive original products in North America and Europe. Operating income increased to $160 million in the first quarter of 2000 from $101 million in the same quarter of 1999. Operating income in the first quarter of 2000 improved due to increased sales volumes, as previously discussed, favorable sales mix changes in certain businesses, a reduction in pretax restructuring charges as discussed below and earnings from acquisitions. First quarter 2000 operating income included pretax restructuring charges of $1 million related to the integration of the ICI businesses and operating income for the first quarter of 1999 included $24 million of restructuring charges for the integration of packaging coatings acquisitions. The factors which contributed to the increase in operating income more than offset the effects of lower selling prices, as previously discussed, and higher raw material and energy costs in our North American automotive refinish, automotive original and industrial businesses. Excluding the pretax restructuring charges, operating income increased to $161 million in the first quarter of 2000 as compared to $125 million in the same quarter of 1999.

Glass sales increased 3% to $571 million from $557 million in the first quarter of 1999. The increase is attributable primarily to sales volume improvements in our North American automotive original, fiber glass and flat glass businesses. Operating income increased to $105 million in the first quarter of 2000 from $97 million in the same quarter of 1999. Improved manufacturing efficiencies in our North American automotive original, fiber glass reinforcement and flat glass businesses and lower selling and administrative expenses in our North American automotive replacement and electronic and specialty fiber glass businesses more than offset the slightly higher raw material and energy costs in our flat and fiber glass reinforcement businesses.

Chemicals sales increased 16% to $389 million compared to $335 million in the same quarter of 1999. Substantial increases in selling prices for our chlorine and other chlor-alkali products contributed 12% to sales growth and volume improvements of 5% for certain chlor-alkali and specialty chemical products were offset slightly by a 1% decline from the negative effect of foreign currency translation principally on our European optical products business. Operating income increased to $74 million in the first quarter of 2000 from $36 million in the same quarter of 1999 due to the same factors that contributed to the overall sales increase and manufacturing efficiencies in our chlor-alkali and optical products businesses. These favorable factors were partially offset by higher raw material and energy costs.

Other Factors

The Company recorded a pretax charge of $39 million in the first quarter of 2000, which is included in other unallocated corporate expense, representing the write-off of an equity investment.

The Company's pretax earnings for the first quarter of 2000 and 1999 included net periodic pension income of $21 million and $15 million, respectively, related to its U.S. defined benefit pension plans.

Interest expense increased during the first quarter of 2000 as compared to the same quarter in 1999 due to the issuance of $800 million aggregate principal amount of debt securities in August 1999 to repay a substantial portion of the short-term debt issued to finance the acquisitions of the ICI businesses and PRC-DeSoto.

The increase in the overall effective tax rate is due to the impact of the write-off of the equity investment in the first quarter of 2000.

The increase in receivables-net is due primarily to increased sales in our coatings and glass segments.

The increase in short-term borrowings is due in part to the issuance of commercial paper to finance certain acquisitions.

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

Conversion to the Euro

On January 1, 1999, eleven of the member countries of the European Monetary Union converted from their sovereign currencies to a common currency, the euro. At that time, fixed conversion rates between the legacy currencies and the euro were set. The legacy currencies will remain legal tender through July 1, 2002. Beginning January 1, 2002, euro-denominated currency will be issued. No later than July 1, 2002, the participating countries will withdraw all bills and coins so that their legacy currencies will no longer be considered legal tender.

PPG has identified and substantially addressed the significant issues that may have resulted from the euro conversion. These issues include increased competitive pressures from greater price transparency, changes to information systems to accommodate various aspects of the new currency and exposure to market risk with respect to financial instruments. The impact on PPG's operating results and financial condition from the conversion to the euro has not been, and is not expected to be, material.

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

Many factors could cause actual results to differ materially from the Company's forward-looking statements. Among these factors are increasing price and product competition by foreign and domestic competitors, fluctuations in the cost and availability of raw materials, the ability to maintain favorable supplier relationships and arrangements, economic and political conditions in international markets, the ability to penetrate existing, developing and emerging foreign and domestic markets, which also depends on economic and political conditions, foreign exchange rates and fluctuations in those rates. Further, it is not possible to predict or identify all such factors. Consequently, while the list of factors presented here is considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements.

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

Commitments and Contingent Liabilities, including Environmental Matters

PPG is involved in a number of lawsuits and claims, both actual and potential, including some that it has asserted against others, in which substantial money damages are sought. These lawsuits and claims relate to product liability, contract, patent, environmental, antitrust and other matters arising out of the conduct of PPG's business. See Note 8, "Commitments and Contingent Liabilities," to the condensed financial statements in this Form 10-Q for an expanded description of certain of these lawsuits. PPG's lawsuits and claims against others include claims against insurers and other third parties with respect to actual and contingent losses related to environmental and other matters. Management believes that, in the aggregate, the outcome of all lawsuits and claims involving PPG will not have a material effect on PPG's consolidated financial position, results of operations or liquidity.

It is PPG's policy to accrue expenses for environmental contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Reserves for environmental contingencies are exclusive of claims against third parties and are not discounted. As of March 31, 2000 and December 31, 1999, PPG had reserves for environmental contingencies totaling $79 million and $82 million, respectively. Pre-tax charges against income for environmental remediation costs for the three months ended March 31, 2000 and 1999 totaled $1 million and $2 million, respectively, and are included in "Other charges" in the condensed statement of income. Cash outlays related to such environmental remediation for the three months ended March 31, 2000 and 1999 aggregated $4 million and $6 million, respectively.

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

In addition to the amounts currently reserved, the Company may be subject to loss contingencies related to environmental matters estimated to be as much as $200 million to $400 million, which range is unchanged from December 31, 1999. Such unreserved losses are reasonably possible but are not currently considered to be probable of occurrence. Although insurers and other third parties may cover a portion of these costs, to the extent they are incurred, any potential recovery is not included in this unreserved exposure to future loss. The Company's environmental contingencies are expected to be resolved over an extended period of time.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

There were no material changes in the Company's exposure to market risk from December 31, 1999.

                          PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings
---------------------------

In the Company's Form 10-K for the year ended December 31, 1999, it was reported that the Company has been a defendant in lawsuits involving claims alleging personal injury from exposure to asbestos. In many of the cases, the plaintiffs allege that the Company should be liable under various theories for injuries involving asbestos-containing thermal insulation products manufactured and distributed by Pittsburgh Corning Corporation (PC). The Company and Corning Incorporated are each 50% shareholders of PC. On April 16, 2000, PC filed a petition for reorganization under the federal bankruptcy code. During the three months ended March 31, 2000, the Company recorded an after-tax charge of $35 million for the write-off of its equity investment in PC.


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

Under the Company's Deferred Compensation Plan for Directors, each Director must defer receipt of such compensation as the Board mandates. Currently, the Board mandates deferral of one-third of each payment of the basic annual retainer of each Director. Each Director may also elect to defer the receipt of (1) an additional one-third of each payment of the basic annual retainer, (2) all of the basic annual retainer, or (3) all compensation. All deferred payments are held in the form of Common Stock Equivalents. Payments out of the deferred accounts are made in the form of Common Stock of the Company (and cash as to any fractional Common Stock Equivalent). In the first quarter of 2000, the Directors, as a group, were credited with 776 Common Stock Equivalents under this Plan. The values of the Common Stock Equivalents, when credited, ranged from $46.69 to $55.06.

Under the Directors' Common Stock Plan, each Director who neither is nor was an employee of the Company is credited annually with Common Stock Equivalents worth one-half of the Director's basic annual retainer. Upon termination of service, the Common Stock Equivalents held in a Director's account are converted to and paid in Common Stock of the Company (and cash as to any fractional Common Stock Equivalent). In the first quarter of 2000, the Directors, as a group, received 314 Common Stock Equivalents under this Plan. The value of each Common Stock Equivalent, when credited, was $46.69.

Item 4.   Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

At the Company's Annual Meeting of Shareholders held on April 20, 2000 (the Annual Meeting), the shareholders voted on the election of three directors to serve for the terms indicated in the proxy statement relating to the Annual Meeting. The vote was as follows:

         Nominees                Votes For            Votes Withheld
         --------                ---------            --------------
     Steven C. Mason            138,786,304              3,100,359
     Thomas J. Usher            138,791,974              3,094,689
     David R. Whitwam           138,859,974              3,026,689

There were no broker non-votes with respect to this matter. Each of the nominees was elected to serve as a director for the terms indicated in the proxy statement relating to the Annual Meeting.


Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------


     (a)  Exhibits

          (3)     Bylaws of PPG Industries, Inc.

          (10)    Directors' Common Stock Plan

          (10.1) PPG Industries, Inc. Incentive Compensation and Deferred Income Plan for Key Employees

          (12)    Computation of Ratio of Earnings to Fixed Charges

          (27)    Financial Data Schedule


     (b)  Reports on Form 8-K

          (1) The Company filed a Form 8-K on April 17, 2000 reporting the write-off of its equity investment in Pittsburgh Corning Corporation.

                                   SIGNATURE
                                   ---------




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                PPG INDUSTRIES, INC.
                                      -------------------------------------
                                                   (Registrant)





Date:   May 5, 2000                By           /s/ W. H. Hernandez
                                      -------------------------------------
                                                  W. H. Hernandez
                                          Senior Vice President, Finance
                                             (Principal Financial and
                                              Accounting Officer and
                                             Duly Authorized Officer)

                    PPG INDUSTRIES, INC. AND SUBSIDIARIES
                    -------------------------------------


                               INDEX TO EXHIBITS


Exhibit
Number    Description
------    -----------

(3)       Bylaws of PPG Industries, Inc.

(10)      Directors' Common Stock Plan.

(10.1) PPG Industries, Inc. Incentive Compensation and Deferred Income Plan for Key Employees.

(12)      Computation of Ratio of Earnings to Fixed Charges.

(27)      Financial Data Schedule.