Form 10-Q
period 2000-06-30
PPG INDUSTRIES INC
filed 2000-07-28
CIK 79879

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended            June 30, 2000                             Commission File Number    1-1687
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



As of June 30, 2000, 173,939,368 shares of the Registrant's common stock, par value $1.66-2/3 per share, were outstanding.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                          Yes   X          No ______
                              -----

                     PPG INDUSTRIES, INC. AND SUBSIDIARIES



                                     INDEX


                                                                               PAGE(S)
Part I.  Financial Information

  Item 1.  Financial Statements:

     Condensed Statement of Income...........................................        2

     Condensed Balance Sheet.................................................        3

     Condensed Statement of Cash Flows.......................................        4

     Notes to Condensed Financial Statements.................................     5-11


  Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations..............................    12-17

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk........       17

Part II.  Other Information

  Item 1.  Legal Proceedings.................................................       18

  Item 2.  Change in Securities and Use of Proceeds..........................       18

  Item 6.  Exhibits and Reports on Form 8-K..................................       19

Signature....................................................................       20

                        PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                     PPG INDUSTRIES, INC. AND SUBSIDIARIES

                   Condensed Statement of Income (Unaudited)
                   -----------------------------------------
                     (Millions, except per share amounts)



                                                                              Three Months                Six Months
                                                                              Ended June 30              Ended June 30
                                                                           ------------------      ---------------------
                                                                            2000        1999        2000           1999
                                                                           ------      ------      ------         ------
Net sales............................................................      $2,210      $1,947      $4,297         $3,750
Cost of sales........................................................       1,327       1,165       2,581          2,268
                                                                           ------      ------      ------         ------
  Gross profit.......................................................         883         782       1,716          1,482
                                                                           ------      ------      ------         ------

Other expenses (earnings):
  Selling, general and administrative................................         343         307         670            593
  Depreciation.......................................................          94          87         187            178
  Research and development...........................................          70          67         140            134
  Interest...........................................................          44          29          87             55
  Amortization.......................................................          18           8          37             17
  Business divestitures and
   realignments (Note 3).............................................          (1)          -           -             24
  Other charges......................................................          20          23          73             35
  Other earnings.....................................................         (48)        (43)        (77)           (66)
                                                                           ------      ------      ------         ------
    Total other expenses - net.......................................         540         478       1,117            970
                                                                           ------      ------      ------         ------

Income before income taxes and minority
  interest...........................................................         343         304         599            512

Income taxes.........................................................         132         116         241            195

Minority interest....................................................           6           4          14             10
                                                                           ------      ------      ------         ------
Net income...........................................................      $  205      $  184      $  344         $  307
                                                                           ======      ======      ======         ======
Earnings per common share (Note 2)...................................      $ 1.18      $ 1.06      $ 1.98         $ 1.77
                                                                           ======      ======      ======         ======
Earnings per common share - assuming
  dilution (Note 2)..................................................      $ 1.17      $ 1.05      $ 1.96         $ 1.75
                                                                           ======      ======      ======         ======
Dividends per common share...........................................      $ 0.40      $ 0.38      $ 0.80         $ 0.76
                                                                           ======      ======      ======         ======

The accompanying notes to the condensed financial statements are an integral part of this statement.

                     PPG INDUSTRIES, INC. AND SUBSIDIARIES

                      Condensed Balance Sheet (Unaudited)
                      -----------------------------------

                                                                              June 30           Dec. 31
                                                                                2000              1999
                                                                              -------           -------
                                                                                      (Millions)
Assets
------
Current assets:
   Cash and cash equivalents......................................            $   144           $   158
   Receivables-net................................................              1,724             1,594
   Inventories (Note 4)...........................................              1,067             1,016
   Other..........................................................                256               294
                                                                              -------           -------
       Total current assets.......................................              3,191             3,062

Property (less accumulated depreciation of
   $4,042 million and $3,926 million).............................              2,920             2,933
Investments.......................................................                234               261
Goodwill (less accumulated amortization of
   $114 million and $100 million).................................              1,056             1,002
Identifiable intangible assets (less accumulated
   amortization of $81 million and $63 million)...................                640               660
Other assets......................................................              1,060               996
                                                                              -------           -------
       Total......................................................            $ 9,101           $ 8,914
                                                                              =======           =======

Liabilities and Shareholders' Equity
------------------------------------
Current liabilities:
   Short-term borrowings and current
       portion of long-term debt..................................            $ 1,018           $   954
   Accounts payable and accrued liabilities.......................              1,463             1,430
                                                                              -------           -------
       Total current liabilities..................................              2,481             2,384

Long-term debt....................................................              1,824             1,836
Deferred income taxes.............................................                461               520
Accumulated provisions............................................                459               422
Other postretirement benefits.....................................                545               548
                                                                              -------           -------
       Total liabilities..........................................              5,770             5,710
                                                                              -------           -------
Commitments and contingent liabilities  (Note 8)..................
Minority interest.................................................                105                98
                                                                              -------           -------

Shareholders' equity:
   Common stock...................................................                484               484
   Additional paid-in capital.....................................                107               104
   Retained earnings..............................................              6,303             6,098
   Treasury stock.................................................             (3,263)           (3,268)
   Unearned compensation..........................................               (135)             (134)
   Accumulated other comprehensive loss (Note 5)..................               (270)             (178)
                                                                              -------           -------
       Total shareholders' equity.................................              3,226             3,106
                                                                              -------           -------

       Total......................................................            $ 9,101           $ 8,914
                                                                              =======           =======

The accompanying notes to the condensed financial statements are an integral part of this statement.

                     PPG INDUSTRIES, INC. AND SUBSIDIARIES

                 Condensed Statement of Cash Flows (Unaudited)
                 ---------------------------------------------

                                                                                      Six Months Ended
                                                                                           June 30
                                                                                   -----------------------
                                                                                   2000              1999
                                                                                   -----            ------
                                                                                         (Millions)
Cash from operating activities..................................................   $ 363            $  389
                                                                                   -----            ------
Investing activities:
   Capital spending
       Additions to property and investments....................................    (232)             (206)
       Business acquisitions, net of cash balances
           acquired.............................................................    (109)             (113)
   Reduction of property and investments........................................      23                16
   Other........................................................................       -                19
                                                                                   -----            ------
       Cash used for investing activities.......................................    (318)             (284)
                                                                                   -----            ------

Financing activities:
   Net change in borrowings with
       maturities of three months or less.......................................      99               111
   Proceeds from other short-term debt..........................................     139               137
   Repayment of other short-term debt...........................................    (135)             (138)
   Proceeds from long-term debt.................................................       7                 6
   Repayment of long-term debt..................................................     (29)              (43)
   Loans to employee stock ownership plan.......................................     (24)              (24)
   Repayment of loans by employee stock
       ownership plan...........................................................      23                24
   Issuance (purchase) of treasury stock, net...................................       3               (76)
   Dividends paid...............................................................    (139)             (132)
                                                                                   -----            ------
       Cash used for financing activities.......................................     (56)             (135)
                                                                                   -----            ------

Effect of currency exchange rate changes
   on cash and cash equivalents.................................................      (3)               (2)
                                                                                   -----            ------

Net decrease in cash and cash equivalents.......................................     (14)              (32)

Cash and cash equivalents, beginning of period..................................     158               128
                                                                                   -----            ------

Cash and cash equivalents, end of period........................................   $ 144            $   96
                                                                                   =====            ======

The accompanying notes to the condensed financial statements are an integral part of this statement.

                     PPG INDUSTRIES, INC. AND SUBSIDIARIES

              Notes to Condensed Financial Statements (Unaudited)
              ---------------------------------------------------


1.   Financial Statements
     --------------------

     The condensed financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial position of PPG Industries, Inc. and subsidiaries (the Company or PPG) at June 30, 2000, and the results of their operations and their cash flows for the three- and six-month periods ended June 30, 2000 and 1999. These condensed financial statements should be read in conjunction with the financial statements and notes thereto incorporated by reference in PPG's Annual Report on Form 10-K for the year ended December 31, 1999.

     The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

2.   Earnings Per Common Share
     -------------------------

     The following table reflects the earnings per common share calculations for the three and six months ended June 30, 2000 and 1999.

                                                                  Three Months                 Six Months
                                                                 Ended June 30                Ended June 30
                                                              --------------------        ---------------------
                                                                2000          1999          2000           1999
                                                              ------        ------        ------         ------
(Millions, except per share amounts)
Earnings per common share
  Net income..........................................        $  205        $  184        $  344         $  307
                                                              ------        ------        ------         ------
  Weighted average common shares
   outstanding........................................         173.9         173.5         174.0          173.9
                                                              ------        ------        ------         ------
  Earnings per common share...........................        $ 1.18        $ 1.06        $ 1.98         $ 1.77
                                                              ======        ======        ======         ======
Earnings per common share -
   assuming dilution
  Net income..........................................        $  205        $  184        $  344         $  307
                                                              ------        ------        ------         ------
  Weighted average common shares
   outstanding........................................         173.9         173.5         174.0          173.9
  Effect of dilutive securities:
   Stock options......................................           0.2           0.5           0.2            0.4
   Other stock compensation plans.....................           1.3           1.2           1.3            1.2
                                                              ------        ------        ------         ------
  Potentially dilutive common shares..................           1.5           1.7           1.5            1.6
                                                              ------        ------        ------         ------
  Adjusted common shares
   outstanding........................................         175.4         175.2         175.5          175.5
                                                              ------        ------        ------         ------
  Earnings per common share -
   assuming dilution..................................        $ 1.17        $ 1.05        $ 1.96         $ 1.75
                                                              ======        ======        ======         ======

3.   Acquisitions and Business Realignments
     --------------------------------------

     Acquisitions

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

     In June 2000, the Company and Apogee Enterprises, Inc. agreed to combine their U.S. automotive replacement glass distribution businesses into a new entity, PPG Auto Glass L.L.C. The Company will have a 66 percent ownership interest in PPG Auto Glass L.L.C., which is expected to commence operations early in the third quarter of 2000.

     Business Realignments

     In June 2000, the Company continued to refine the restructuring plans for certain locations related to the integration of the global automotive refinish, automotive and industrial coatings businesses of Imperial Chemical Industries PLC (the ICI businesses). These restructuring plans were originally developed at the acquisition dates (July and November
     1999). The current plans include severance benefits for 335 employees and resulted in an increase in goodwill of $4 million.

     These amounts are in addition to amounts recorded in the first quarter of 2000, which covered 241 employees and resulted in an increase in goodwill of $12 million and a pretax charge of $1 million. As of June 30, 2000, $7 million had been paid to 150 employees and the remaining reserve of $10 million, which covers 426 employees, is expected to be paid by the second quarter of 2001.

     The Company also completed the sale of its equity interest in an Asian float glass plant and two Asian downstream fabrication facilities during the six months ended June 30, 2000.

     During 1999, the Company approved restructuring plans associated with the integration of the packaging coatings acquisitions and cost reduction activities across all of its businesses that resulted in pretax charges of $47 million. The components of the plans included severance benefits for 519 employees and estimated losses of $17 million on the disposal of a redundant European facility and the disposition of the assets of a U.S. coatings facility. As of June 30, 2000, $15 million had been paid under the plans to 310 employees. In addition, fixed asset write-offs and other spending totaled $19 million at June 30, 2000. At June 30, 2000, the remaining reserves associated with the 1999 restructuring plans covered 209 employees. PPG anticipates that the remaining severance benefits will be paid and the asset dispositions will be completed during 2000. In 1999, the Company also recorded a reversal of $1 million related to reserves established in 1999 for cost reduction initiatives in its glass and coatings businesses.

     During 1998, the Company recorded a pretax charge of $19 million in connection with a restructuring plan to reduce costs in its glass and coatings businesses. The components of the plan included severance benefits for 283 employees. As of June 30,

     2000, approximately $16 million has been paid out under the restructuring plan and $1 million was reversed in 1999 for amounts that will not be paid under the plan. The remaining reserves associated with the 1998 restructuring plan are designated to cover 44 employees.

     At June 30, 2000, the remaining reserves associated with the 1999 and 1998 restructuring plans totaled $14 million and are expected to be paid in 2000.

     In 1997, the Company recorded a pretax restructuring charge of $102 million related to certain glass businesses that were not meeting strategic performance objectives. The principal components of this program included the closure of the Perry, Ga., flat glass plant and the disposition of our equity interests in two Asian float glass plants. The pretax restructuring charge in 1997 included $61 million of asset write-offs and $41 million associated with cash outlays primarily for severance costs for 317 employees, a proportionate share of equity investee indebtedness and demolition and environmental costs, net of proceeds from sale. An additional $15 million pretax restructuring charge was recorded in 1998 related to a reassessment of the proceeds expected to be realized on the dispositions and additional asset write-offs. As of June 30, 2000, cash outlays and asset write-offs associated with both the 1997 restructuring program and the additional restructuring charge recorded in 1998 related to this program totaled $108 million. We also reversed $1 million, $3 million and $3 million of these restructuring charges in 2000, 1999 and 1998, respectively. At June 30, 2000, approximately $2 million of reserves related to the 1997 restructuring program are outstanding and will be paid out during 2000 or early in 2001.

4.   Inventories
     -----------

     Inventories at June 30, 2000 and December 31, 1999 are detailed below.

                                                      June 30         Dec. 31
                                                        2000           1999
                                                     ---------       ---------
                                                            (Millions)
     Finished products and work in process.......    $     742       $     716
     Raw materials...............................          212             189
     Supplies....................................          113             111
                                                     ---------       ---------
          Total..................................    $   1,067       $   1,016
                                                     =========       =========

     Most domestic and certain foreign inventories are valued using the last-in, first-out method. If the first-in, first-out method had been used, inventories would have been $162 million and $164 million higher at June 30, 2000 and December 31, 1999, respectively.

5.   Comprehensive Income
     --------------------

     Total comprehensive income for the three and six months ended June 30, 2000 and 1999 was as follows:

                                                                Three Months               Six Months
                                                               Ended June 30             Ended June 30
                                                            --------------------       ------------------
                                                             2000           1999        2000         1999
                                                            -----          -----       -----        -----
                                                                             (Millions)
     Net income..........................................   $ 205          $ 184       $ 344        $ 307
     Other comprehensive (loss) income, net of
       tax:
         Currency translation adjustment.................     (33)            21         (89)         (50)
         Minimum pension liability adjustment............       -              -           2           (1)
         Unrealized gains (losses) on
           marketable securities.........................       -              8          (5)           3
                                                            -----          -----       -----        -----
                                                              (33)            29         (92)         (48)
                                                            -----          -----       -----        -----
           Total comprehensive income....................   $ 172          $ 213       $ 252        $ 259
                                                            =====          =====       =====        =====

     As of June 30, 2000 and December 31, 1999, accumulated other comprehensive loss, as reflected on the condensed balance sheet, was comprised of the following:

                                                                      June 30          Dec. 31
                                                                        2000             1999
                                                                     ---------       ------------
                                                                              (Millions)
     Currency translation adjustment............................     $    (251)      $       (162)
     Minimum pension liability adjustment.......................           (11)               (13)
     Unrealized losses on marketable securities.................            (8)                (3)
                                                                     ---------       ------------
           Accumulated other comprehensive loss.................     $    (270)      $       (178)
                                                                     =========       ============


6.   Cash Flow Information
     ---------------------

     Cash payments for interest were $98 million and $56 million for the six months ended June 30, 2000 and 1999, respectively. Net cash payments for income taxes for the six months ended June 30, 2000 and 1999 were $170 million and $134 million, respectively.

7.   Business Segment Information
     ----------------------------

     Business segment net sales and operating income for the three and six months ended June 30, 2000 and 1999 were as follows:

                                                               Three Months                       Six Months
                                                               Ended June 30                     Ended June 30
                                                      -------------------------------     ---------------------------
                                                          2000               1999            2000            1999
                                                      ------------        -----------     -----------     -----------
                                                                                (Millions)
     Net sales:
         Coatings (a).............................    $      1,186        $     1,005     $     2,314     $     1,917
         Glass....................................             615                586           1,186           1,143
         Chemicals (b)............................             413                359             804             696
         Intersegment net sales...................              (4)                (3)             (7)             (6)
                                                      ------------        -----------     -----------     -----------
            Total.................................    $      2,210        $     1,947     $     4,297     $     3,750
                                                      ============        ===========     ===========     ===========
     Operating income:
         Coatings (c).............................    $        198        $       179     $       358     $       280
         Glass (d)................................             119                116             224             213
         Chemicals................................              50                 42             124              78
                                                      ------------        -----------     -----------     -----------
            Total.................................             367                337             706             571

      Interest expense - net......................             (41)               (27)            (81)            (52)

      Other unallocated corporate
         income (expense) - net (e)...............              17                 (6)            (26)             (7)
                                                      ------------        -----------     -----------     -----------
     Income before income taxes and
         minority interest........................    $        343        $       304     $       599     $       512
                                                      ============        ===========     ===========     ===========

     (a) Includes intersegment net sales of $1 million for each of the three months ended June 30, 2000 and 1999 and $2 million for each of the six months ended June 30, 2000 and 1999.

     (b) Includes intersegment net sales of $3 million and $2 million for the three months ended June 30, 2000 and 1999, respectively, and $5 million and $4 million for the six months ended June 30, 2000 and 1999, respectively.

     (c) Includes for the six months ended June 30, 2000, pretax charges of $2 million representing the fair-market-value adjustment of acquired inventories that have been sold and $1 million related to cost reduction initiatives associated with the integration of the ICI businesses acquired in 1999.

     Includes for the six months ended June 30, 1999, a pretax restructuring charge of $24 million associated with the integration of the packaging coatings acquisitions, including the disposal of a redundant European facility and work-force reductions.

     (d) Includes in each 2000 period presented, a $1 million reversal of previously established restructuring reserves.

     (e) Includes in each 2000 period presented, a $9 million pretax gain from the sales of corporate assets and net insurance recoveries of $4 million.

     Includes for the six months ended June 30, 2000, a pretax charge of $39 million representing the write-off of an equity investment in Pittsburgh Corning Corporation, which has filed for reorganization under the federal bankruptcy code.

     Includes in each 1999 period presented, a $3 million pretax loss from foreign currency hedge contracts related to the acquisition of the ICI businesses.

8.   Commitments and Contingent Liabilities
     --------------------------------------

     PPG is involved in a number of lawsuits and claims, both actual and potential, including some that it has asserted against others, in which substantial money damages are sought. These lawsuits and claims relate to product liability, contract, patent, environmental, antitrust and other matters arising out of the conduct of PPG's business. The Company has been named in a number of antitrust lawsuits alleging that PPG acted with competitors to fix prices and allocate markets for certain glass products. These antitrust proceedings are in an early stage. For over 30 years, the Company has been a defendant in lawsuits involving claims alleging personal injury from exposure to asbestos. Aggregate settlements by PPG to date have been immaterial. Over the past few years, the number of asbestos-related claims against the Company, as well as numerous other defendants, has increased. At June 30, 2000, the Company was one of many defendants in numerous asbestos-related lawsuits involving approximately 110,000 claims. In many of the cases, the plaintiffs allege that the Company should be liable for injuries from products manufactured and distributed by Pittsburgh Corning Corporation ("PC"). The Company and Corning Incorporated are each 50% shareholders of PC. The Company believes it is not responsible for any injuries caused by PC products and intends to defend against such claims. PPG has successfully defended such claims in the past. In January 2000, for the first time, a trial court found PPG liable for injuries to five plaintiffs alleged to be caused by PC products. The Company intends to appeal that verdict. On April 16, 2000, PC filed for Chapter 11 Bankruptcy in the Federal Bankruptcy Court in Pittsburgh, Pennsylvania. In connection with that filing, the Federal Bankruptcy Court issued a Temporary Restraining Order staying the prosecution of all asbestos claims against PC and its two shareholders, PPG and Corning Incorporated. That stay has been extended to August 21, 2000 and may be extended further. Accordingly, during the six months ended June 30, 2000, the Company recorded an after-tax charge of $35 million for the write-off of its investment in PC. The Company and others are also defendants in three cases involving claims alleging injury from exposure to lead. PPG believes it has adequate insurance for the personal injury and property damage claims against the Company described above. PPG's lawsuits and claims against others include claims against insurers and other third parties with respect to actual and contingent losses related to environmental, asbestos and other matters. Management believes that, in the aggregate, the outcome of all lawsuits and claims involving PPG will not have a material effect on PPG's consolidated financial position, results of operations or liquidity.

     It is PPG's policy to accrue expenses for environmental contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Reserves for environmental contingencies are exclusive of claims against third parties and are not discounted. As of June 30, 2000 and December 31, 1999, PPG had reserves for environmental contingencies totaling $81 million and $82 million, respectively. Pretax charges against income for environmental remediation costs for the six months ended June 30, 2000 and 1999 totaled $6 million and $5 million, respectively, and are included in "Other charges" in the condensed statement of income. Cash outlays related to such environmental remediation for the six months ended June 30, 2000 and 1999 aggregated $7 million and $13 million, respectively.

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

Item 2.   Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
          Results of Operations
          ---------------------

Performance in Second Quarter of 2000 Compared to Second Quarter of 1999

Performance Overview
Sales increased 14% in the second quarter of 2000 to $2.21 billion from $1.95 billion in the second quarter of 1999. Sales increased 9% from acquisitions within our coatings segment, 3% from sales volume improvements in our coatings and glass segments and 3% from higher selling prices within our chemicals segment. These sales increases more than offset a 1% decline due to the negative effects of foreign currency translation on all of our business segments.

The gross profit percentage decreased to 40.0% during the second quarter of 2000 from 40.2% in the same quarter of 1999. The decrease in the gross profit percentage was due to increased raw material and energy costs primarily within our chemicals segment which was substantially offset by higher selling prices for commodity chemicals in our chemicals segment and favorable sales mix changes in our coatings segment.

Net income and earnings per share, diluted, for the second quarter of 2000 increased to $205 million and $1.17, respectively, compared to $184 million and $1.05, respectively, in the same quarter of 1999. The increase in net income and earnings per share resulted from the selling price, volume and sales mix improvements previously discussed, earnings generated from acquisitions, lower selling, general and administrative expenses and gains on the sales of corporate assets. These favorable factors more than offset the higher raw material and energy costs primarily within our chemicals segment, increased income tax expense from improved pretax earnings and higher interest expense as a result of debt issued in 1999 to fund acquisition activity.

Performance of Business Segments
Coatings sales increased 18% to $1.19 billion from $1.0 billion in the second quarter of 1999. Sales increased 18% primarily from the acquisitions of the ICI businesses and PRC-DeSoto International, Inc. (PRC-DeSoto) in the third quarter of 1999 and of Monarch in the first quarter of 2000 and 4% from sales volume improvements in our North American and European automotive original and industrial businesses. These sales increases were offset in part by a 3% decline from foreign currency translation and a 1% decline from lower selling prices. Operating income increased to $198 million in the second quarter of 2000 from $179 million in the same quarter of 1999. Operating income in the second quarter of 2000 improved due to increased sales volumes and favorable sales mix changes in certain businesses, as previously discussed, and earnings from acquisitions. These favorable factors were partially offset by higher raw material costs and the decline in selling prices previously discussed.

Glass sales increased 5% to $615 million from $586 million in the second quarter of 1999. The combination of an increase in sales volumes of 4%, primarily in our North American fiber glass and automotive original businesses, and a 2% increase from higher selling prices for our reinforcement fiber glass and automotive replacement glass products more than offset a 1% decline from the negative effects of foreign currency translation. Operating income increased to $119 million in the second quarter of 2000 from $116 million in the same quarter of 1999. The increase in operating income is attributable to the same factors that contributed to higher sales and improved manufacturing efficiencies principally in our fiber glass reinforcement business. These favorable factors were partially offset by higher raw material and energy costs.

Chemicals sales increased 15% to $410 million compared to $357 million in the same quarter of 1999. A sales increase of 16% from significantly higher selling prices for our chlorine and other chlor-alkali products was offset slightly by a 1% decline from the negative effect of foreign currency translation. Operating income increased to $50 million in the second quarter of 2000 from $42 million in the same quarter of 1999 due to the same factors that contributed to the overall sales increase. These favorable factors were partially offset by higher raw material and energy costs and the absence of a second quarter 1999 insurance recovery of certain past environmental costs.

Performance in the First Six Months of 2000 Compared to the First Six Months of 1999

Performance Overview
Sales increased 15% in the first six months of 2000 to $4.30 billion from $3.75 billion in the first six months of 1999. Sales increased 14% from acquisitions within the coatings segment and improved sales volumes across all of our business segments and 3% from higher selling prices within our chemicals and glass segments. A 2% decline due to foreign currency translation partially offset these favorable factors.

The gross profit percentage increased to 39.9% during the first six months of 2000 from 39.5% in first six months of 1999. The combination of higher selling prices previously discussed, improved manufacturing efficiencies within our glass and chemicals segments and favorable sales mix changes in our coatings segment more than offset the effects of higher raw material and energy costs across all of our business segments.

Net income and earnings per share, diluted, for the first six months of 2000 increased to $344 million and $1.96, respectively, compared to $307 million and $1.75, respectively, in the same period of 1999. Net income and earnings per share for the first six months of 2000 increased due to the same factors that contributed to the increase in sales and gross profit percentage and the absence of a first quarter 1999 after-tax restructuring charge of $20 million related to the integration of packaging coatings acquisitions. These favorable factors were partially offset by higher raw material and energy costs across all of our business segments, increased income tax expense from improved pretax earnings, a first quarter 2000 after-tax charge of $35 million for the write-off of an equity investment and higher interest expense as a result of debt issued in 1999 to fund acquisition activity. Excluding the write-off of the equity investment and the restructuring charges, net income and earnings per share, diluted, were $379 million and $2.16 in first six months of 2000, respectively, compared to $327 million and $1.86 in the first six months of 1999, respectively.

Performance of Business Segments
Coatings sales increased 21% to $2.31 billion from $1.92 billion in the first six months of 1999. A 25% sales increase resulted primarily from the acquisitions of the ICI businesses, PRC-DeSoto and Monarch and sales volume improvements in our worldwide automotive original and industrial coatings businesses. These favorable factors were partially offset by a 3% decline from foreign currency translation and a 1% decrease from lower selling prices. Operating income increased to $358 million in the first six months of 2000 from $280 million in the same period of 1999. Operating income in the first six months of 2000 improved due to increased sales volumes, as previously discussed, earnings from acquisitions, favorable sales mix changes and a reduction in pretax restructuring charges as discussed below. Operating income in the first six months of 2000 included pretax restructuring charges of $1 million related to the integration of the ICI businesses and operating income in the same period of 1999 included $24 million of restructuring charges for the integration of packaging coatings acquisitions. The factors which contributed to the increase in operating income more than offset the effects of higher raw material costs and lower selling prices, as previously discussed. Excluding the pretax restructuring charges, operating income increased to $359 million in the first six months of 2000 as compared to $304 million in the same period of 1999.

Glass sales increased 4% to $1.19 billion from $1.14 billion in the first six months of 1999. The increase is attributable primarily to a 3% increase from sales volume improvements in our North American automotive original glass and electronic and specialty materials fiber glass businesses and a 1% increase from higher selling prices in our worldwide fiber glass businesses. Operating income increased to $224 million in the first six months of 2000 from $213 million in the first six months of 1999. Improved manufacturing efficiencies in our North American automotive original glass and fiber glass reinforcement businesses and higher selling prices and volumes, as previously discussed, more than offset higher raw material and energy costs.

Chemicals sales increased 15% to $799 million compared to $692 million in the first six months of 1999. Sales increases of 14% from substantially higher selling prices for our chlorine and other chlor-alkali products and 2% from sales volume improvements for certain chlor-alkali products were offset slightly by a 1% decline from the negative effect of foreign currency translation. Operating income increased to $124 million in the first six months of 2000 from $78 million in the first six months of 1999 due to the same factors that contributed to the overall sales increase, manufacturing efficiencies within our optical products business and lower selling costs. These favorable factors were partially offset by higher raw material and energy costs.

Other Factors
The change in other unallocated corporate income (expense) - net for second quarter of 2000 as compared to the same quarter of 1999 is principally due to gains from the sales of corporate assets, net insurance recoveries in the second quarter of 2000 and the absence of a second quarter 1999 loss from foreign currency hedge contracts related to the acquisition of the ICI business. Additionally, other unallocated corporate income (expense) - net for the six months ended June 30, 2000 includes a pretax charge of $39 million representing the write-off of an equity investment.

The Company's pretax earnings for the first six months of 2000 and 1999 included net periodic pension income of $42 million and $36 million, respectively, related to its U.S. defined benefit pension plans.

Interest expense increased during the first six months of 2000 as compared to the same period in 1999 due to the issuance of $800 million aggregate principal amount of long-term debt securities in August 1999 to repay a substantial portion of the short-term debt issued to finance the acquisitions of the ICI businesses and PRC-DeSoto.

The increase in the overall effective tax rate is principally due to the impact of the write-off of the equity investment in the first six months of 2000.

In June 2000, the Company and Apogee Enterprises, Inc. agreed to combine their U.S. automotive replacement glass distribution businesses into a new entity, PPG Auto Glass L.L.C. The Company will have a 66 percent ownership interest in PPG Auto Glass L.L.C., which is expected to commence operations early in the third quarter of 2000. In September 2000, it is anticipated that PPG Auto Glass L.L.C. will record a $10 million to $15 million pretax charge for the estimated costs to rationalize the business. After income taxes and minority interest, this charge is expected to be equivalent to diluted earnings per common share of two to three cents for PPG.

The increase in receivables-net is due primarily to increased sales in our coatings segment.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 - Revenue Recognition in Financial Statements (SAB No. 101). The implementation date of SAB No. 101 has been delayed to the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company is currently evaluating the impact of SAB No. 101 on its financial position and results of operations.

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

It is PPG's policy to accrue expenses for environmental contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Reserves for environmental contingencies are exclusive of claims against third parties and are not discounted. As of June 30, 2000 and December 31, 1999, PPG had reserves for environmental contingencies totaling $81 million and $82 million, respectively. Pretax charges against income for environmental remediation costs for the six months ended June 30, 2000 and 1999 totaled $6 million and $5 million, respectively, and are included in "Other charges" in the condensed statement of income. Cash outlays related to such environmental remediation for the six months ended June 30, 2000 and 1999 aggregated $7 million and $13 million, respectively.

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

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

In the Company's Form 10-K for the year ended December 31, 1999, it was reported that the Company has been a defendant in lawsuits involving claims alleging personal injury from exposure to asbestos. In many of the cases, the plaintiffs allege that the Company should be liable under various theories for injuries involving asbestos-containing thermal insulation products manufactured and distributed by Pittsburgh Corning Corporation (PC). The Company and Corning Incorporated are each 50% shareholders of PC. The Company's Form 10-Q for the quarter end March 31, 2000 reported that on April 16, 2000, PC filed a petition for reorganization under the federal bankruptcy code. In connection with PC's Chapter 11 Bankruptcy filing, the Federal Bankruptcy Court in Pittsburgh, Pennsylvania issued a Temporary Restraining Order staying the prosecution of all asbestos claims against PC and its two shareholders, PPG and Corning Incorporated. That stay has been extended to August 21, 2000 and may be extended further. During the six months ended June 30, 2000, the Company recorded an after-tax charge of $35 million for the write-off of its equity investment in PC.


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

Under the Company's Deferred Compensation Plan for Directors, each Director must defer receipt of such compensation as the Board mandates. Currently, the Board mandates deferral of one-third of each payment of the basic annual retainer of each Director. Each Director may also elect to defer the receipt of (1) an additional one-third of each payment of the basic annual retainer, (2) all of the basic annual retainer, or (3) all compensation. All deferred payments are held in the form of Common Stock Equivalents. Payments out of the deferred accounts are made in the form of Common Stock of the Company (and cash as to any fractional Common Stock Equivalent). In the second quarter of 2000, the Directors, as a group, were credited with 5,258 Common Stock Equivalents under this Plan. The values of the Common Stock Equivalents, when credited, ranged from $48.63 to $54.38.

Under the Directors' Common Stock Plan, each Director who neither is nor was an employee of the Company is credited annually with Common Stock Equivalents worth one-half of the Director's basic annual retainer. Upon termination of service, the Common Stock Equivalents held in a Director's account are converted to and paid in Common Stock of the Company (and cash as to any fractional Common Stock Equivalent). In the second quarter of 2000, the Directors, as a group, received 2,589 Common Stock Equivalents under this Plan. The value of each Common Stock Equivalent, when credited, ranged from $48.63 to $52.25.

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



                                                  PPG INDUSTRIES, INC.
                                        ----------------------------------------
                                                      (Registrant)





Date:     July 28, 2000                 By         /s/ W. H. Hernandez
                                           -------------------------------------
                                                    W. H. Hernandez
                                             Senior Vice President, Finance
                                                (Principal Financial and
                                                 Accounting Officer and
                                                Duly Authorized Officer)

                     PPG INDUSTRIES, INC. AND SUBSIDIARIES
                     -------------------------------------


                               INDEX TO EXHIBITS


Exhibit
Number         Description
------         -----------

(12)           Computation of Ratio of Earnings to Fixed Charges.

(27)           Financial Data Schedule.