Form 10-Q
period 2000-09-30
PPG INDUSTRIES INC
filed 2000-11-03
CIK 79879

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended  September 30, 2000        Commission File Number 1-1687
                   ------------------                               ------

                             PPG INDUSTRIES, INC.
            (Exact name of registrant as specified in its charter)


                   Pennsylvania                                  25-0730780
(State or other jurisdiction of incorporation                 (I.R.S. Employer
                or organization)                            Identification No.)


   One PPG Place, Pittsburgh, Pennsylvania                         15272
  (Address of principal executive offices)                       (Zip Code)


                                 (412) 434-3131
              (Registrant's telephone number, including area code)



As of October 31, 2000, 168,752,928 shares of the Registrant's common stock, par value $1.66-2/3 per share, were outstanding.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                   Yes        X                    No
                           -------                    --------

                     PPG INDUSTRIES, INC. AND SUBSIDIARIES

                                     INDEX


                                                                             PAGE(S)
Part I.   Financial Information

  Item 1.   Financial Statements:

     Condensed Statement of Income.........................................     2

     Condensed Balance Sheet...............................................     3

     Condensed Statement of Cash Flows.....................................     4

     Notes to Condensed Financial Statements...............................  5-12


  Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations............................ 13-19

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk......    19

Part II.   Other Information

  Item 1.  Legal Proceedings...............................................    20

  Item 2.  Change in Securities and Use of Proceeds........................    20

  Item 6.  Exhibits and Reports on Form 8-K................................    21

Signature..................................................................    22

                        PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements
------------------------------

                     PPG INDUSTRIES, INC. AND SUBSIDIARIES

                   Condensed Statement of Income (Unaudited)
                   -----------------------------------------
                      (Millions, except per share amounts)

                                                                  Three Months                 Nine Months
                                                                  Ended Sept. 30              Ended Sept. 30
                                                             ---------------------       --------------------
                                                               2000           1999         2000          1999
                                                             ------         ------       ------        ------
Net sales...........................................         $2,078         $1,954       $6,375        $5,704
Cost of sales.......................................          1,271          1,206        3,852         3,474
                                                             ------         ------       ------        ------
  Gross profit......................................            807            748        2,523         2,230
                                                             ------         ------       ------        ------
Other expenses (earnings):
  Selling, general and administrative...............            329            315          999           908
  Depreciation......................................             94             92          281           270
  Research and development..........................             72             72          212           206
  Interest..........................................             43             35          130            90
  Amortization......................................             18             15           55            32
  Purchased in-process research and
   development......................................              -             40            -            40
  Business divestitures and
   realignments (Note 3)............................              6             19            6            43
  Other, net........................................             (4)           (24)          (8)          (55)
                                                             ------         ------       ------        ------
    Total other expenses - net......................            558            564        1,675         1,534
                                                             ------         ------       ------        ------
Income before income taxes and minority
  interest..........................................            249            184          848           696

Income taxes........................................             92             77          333           272

Minority interest...................................              7              8           21            18
                                                             ------         ------       ------        ------

Net income..........................................         $  150         $   99       $  494        $  406
                                                             ======         ======       ======        ======

Earnings per common share (Note 2)..................         $ 0.87         $ 0.57       $ 2.85        $ 2.34
                                                             ======         ======       ======        ======
Earnings per common share - assuming
  dilution (Note 2).................................         $ 0.86         $ 0.56       $ 2.82        $ 2.31
                                                             ======         ======       ======        ======
Dividends per common share..........................         $ 0.40         $ 0.38       $ 1.20        $ 1.14
                                                             ======         ======       ======        ======

The accompanying notes to the condensed financial statements are an integral part of this statement.

                     PPG INDUSTRIES, INC. AND SUBSIDIARIES

                      Condensed Balance Sheet (Unaudited)
                      -----------------------------------

                                                                              Sept. 30      Dec. 31
                                                                                2000          1999
                                                                              -------       -------
                                                                                    (Millions)
Assets
------
Current assets:
   Cash and cash equivalents......................................            $   135       $    158
   Receivables-net................................................              1,652          1,594
   Inventories (Note 4)...........................................              1,070          1,016
   Other..........................................................                286            294
                                                                              -------       --------
       Total current assets.......................................              3,143          3,062

Property (less accumulated depreciation of
   $4,078 million and $3,926 million).............................              2,900          2,933
Investments.......................................................                232            261
Goodwill (less accumulated amortization of
   $117 million and $100 million).................................              1,014          1,002
Identifiable intangible assets (less accumulated
   amortization of $91 million and $63 million)...................                624            660
Prepaid pension asset.............................................                914            817
Other assets......................................................                202            179
                                                                              -------       --------
       Total......................................................            $ 9,029       $  8,914
                                                                              =======       ========

Liabilities and Shareholders' Equity
------------------------------------
Current liabilities:
   Short-term debt and current portion of
       long-term debt.............................................            $ 1,024       $    954
   Accounts payable and accrued liabilities.......................              1,436          1,430
                                                                              -------       --------
       Total current liabilities..................................              2,460          2,384

Long-term debt....................................................              1,820          1,836
Deferred income taxes.............................................                480            520
Accumulated provisions............................................                454            422
Other postretirement benefits.....................................                542            548
                                                                              -------       --------
       Total liabilities..........................................              5,756          5,710
                                                                              -------       --------

Commitments and contingent liabilities  (Note 8)..................
Minority interest.................................................                134             98
                                                                              -------       --------

Shareholders' equity:
   Common stock...................................................                484            484
   Additional paid-in capital.....................................                105            104
   Retained earnings..............................................              6,385          6,098
   Treasury stock.................................................             (3,383)        (3,268)
   Unearned compensation..........................................               (127)          (134)
   Accumulated other comprehensive loss (Note 5)..................               (325)          (178)
                                                                              -------       --------
       Total shareholders' equity.................................              3,139          3,106
                                                                              -------       --------
       Total......................................................            $ 9,029       $  8,914
                                                                              =======       ========

The accompanying notes to the condensed financial statements are an integral part of this statement.

                     PPG INDUSTRIES, INC. AND SUBSIDIARIES

                 Condensed Statement of Cash Flows (Unaudited)
                 ---------------------------------------------

                                                                           Nine Months Ended
                                                                     ---------------------------
                                                                               Sept. 30
                                                                     ---------------------------
                                                                       2000              1999
                                                                     ---------        ----------
                                                                              (Millions)
Cash from operating activities....................................   $     612         $     718
                                                                     ---------         ---------
Investing activities:
   Capital spending
       Additions to property and investments......................        (333)             (336)
       Business acquisitions, net of cash balances
           acquired...............................................        (114)           (1,290)
   Reduction of property and investments..........................          16               187
   Other..........................................................           1                 -
                                                                     ---------         ---------
       Cash used for investing activities.........................        (430)           (1,439)
                                                                     ---------         ---------
Financing activities:
   Net change in borrowings with
       maturities of three months or less.........................         126               277
   Proceeds from other short-term debt............................         212               205
   Repayment of other short-term debt.............................        (212)             (211)
   Proceeds from long-term debt...................................          26               821
   Repayment of long-term debt....................................         (35)              (67)
   Loans to employee stock ownership plan.........................         (24)              (24)
   Repayment of loans by employee stock
       ownership plan.............................................          31                30
   Purchase of treasury stock, net................................        (118)              (74)
   Dividends paid.................................................        (208)             (198)
                                                                     ---------         ---------
       Cash (used for) provided by financing activities...........        (202)              759
                                                                     ---------         ---------
Effect of currency exchange rate changes
   on cash and cash equivalents...................................          (3)               (2)
                                                                     ---------         ---------
Net (decrease) increase in cash and cash equivalents..............         (23)               36

Cash and cash equivalents, beginning of period....................         158               128
                                                                     ---------         ---------

Cash and cash equivalents, end of period..........................   $     135         $     164
                                                                     =========         =========


The accompanying notes to the condensed financial statements are an integral part of this statement.

                     PPG INDUSTRIES, INC. AND SUBSIDIARIES

              Notes to Condensed Financial Statements (Unaudited)
              ---------------------------------------------------


1.   Financial Statements
     --------------------

     The condensed financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial position of PPG Industries, Inc. and subsidiaries (the Company or PPG) at September 30, 2000, and the results of their operations and their cash flows for the three- and nine-month periods ended September 30, 2000 and 1999. These condensed financial statements should be read in conjunction with the financial statements and notes thereto incorporated by reference in PPG's Annual Report on Form 10-K for the year ended December 31, 1999.

     The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

2.   Earnings Per Common Share
     -------------------------

     The following table reflects the earnings per common share calculations for the three and nine months ended September 30, 2000 and 1999.


                                                               Three Months                   Nine Months
                                                              Ended Sept. 30                Ended Sept. 30
                                                        --------------------------    ---------------------------
                                                           2000            1999          2000             1999
                                                        ----------      ----------    ----------        ---------
(Millions, except per share amounts)
Earnings per common share
  Net income..........................................  $     150       $       99    $     494         $     406
                                                        ---------       ----------    ---------         ---------
  Weighted average common shares
   outstanding........................................      172.8            173.7        173.5             173.8
                                                        ---------       ----------    ---------         ---------
  Earnings per common share...........................  $    0.87       $     0.57    $    2.85         $    2.34
                                                        =========       ==========    =========         =========
Earnings per common share - assuming dilution
  Net income..........................................  $     150       $       99    $     494         $     406
                                                        ---------       ----------    ---------         ---------
  Weighted average common shares
   outstanding........................................      172.8            173.7        173.5             173.8
  Effect of dilutive securities:
   Stock options......................................        0.1              0.5          0.1               0.5
   Other stock compensation plans.....................        1.3              1.2          1.3               1.2
                                                        ---------       ----------    ---------         ---------
  Potentially dilutive common shares..................        1.4              1.7          1.4               1.7
                                                        ---------       ----------    ---------         ---------
  Adjusted common shares
    outstanding........................................     174.2            175.4        174.9             175.5
                                                        ---------       ----------    ---------         ---------
  Earnings per common share -
    assuming dilution.................................. $    0.86       $     0.56    $    2.82         $    2.31
                                                        =========       ==========    =========         =========

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

     In July 2000, the Company and Apogee Enterprises, Inc. (Apogee) consummated the previously announced combination of their U.S. automotive replacement glass distribution businesses, creating a new entity, PPG Auto Glass L.L.C. (Auto Glass). The Company has a 66 percent ownership interest in Auto Glass. Auto Glass has completed a preliminary purchase allocation for the acquisition of the Apogee assets and the operating activity of Auto Glass, net of minority interest, has been included in the Company's results of operations from the acquisition date.

     Business Realignments

     During the third quarter 2000, Auto Glass incurred one-time integration related costs of $2 million and established restructuring reserves totaling $11 million to cover the costs of rationalizing the business. The restructuring plans include severance benefits for 211 employees and other exit costs and resulted in an increase of goodwill of $6 million and a pretax charge of $5 million. As of September 30, 2000, $1 million had been paid to 11 employees. The remaining reserve, which covers 200 employees, is expected to be paid by mid-2001.

     In July 2000, the Company finalized the restructuring plans for certain locations related to the integration of the global automotive refinish and automotive and industrial coatings businesses of Imperial Chemical Industries, PLC (the ICI businesses). These restructuring plans were originally developed at the acquisition date (July 1999). The current plans include severance benefits for 13 employees and resulted in an increase in goodwill of $1 million. These amounts are in addition to amounts recorded in the first and second quarters of 2000, which covered 576 employees and resulted in an increase to goodwill of $16 million and a pre-tax charge of $1 million. As of September 30, 2000, $12 million had been paid to 291 employees, and the remaining reserve of $6 million, which covers 298 employees, is expected to be paid by mid-2001.

     Also in July 2000, the Company finalized the restructuring plans related to the integration of the global aerospace business, PRC-DeSoto International, Inc. (PRC-DeSoto). These restructuring plans were originally developed at the acquisition date (July 1999). The plans include severance benefits for 29 employees, as well as other costs, and resulted in an increase to goodwill of $7 million. As of September 30, 2000, $1 million had been paid to 18 employees. The remaining reserve, which covers 11 employees, as well as other integration costs, is expected to be utilized by late 2001.

     During 1999, the Company approved restructuring plans associated with the integration of the packaging coatings acquisitions and cost reduction activities across all of its businesses that resulted in pretax charges of $47 million. The components of the plans included severance benefits for 519 employees and estimated losses of $17 million on the disposal of a redundant European facility and the disposition of the assets of a U.S. coatings facility. As of September 30, 2000, $16 million had been paid under the plans to 328 employees. In addition, fixed asset write-offs and other spending totaled $20 million at September 30, 2000. At September 30, 2000, the remaining reserves associated with the 1999 restructuring plans covered 139 employees. In both 2000 and 1999, the Company also recorded reversals of $1 million related to reserves established in 1999 for cost reduction initiatives in its glass and coatings businesses. The reversal in 2000 covered 52 employees.

     During 1998, the Company recorded a pretax charge of $19 million in connection with a restructuring plan to reduce costs in its glass and coatings businesses. The components of the plan included severance benefits for 283 employees. As of September 30, 2000, approximately $16 million has been paid out under the restructuring plan and $1 million was reversed in 1999 for amounts that will not be paid under the plan. The remaining reserves associated with the 1998 restructuring plan are designated to cover 38 employees.

     At September 30, 2000, the remaining reserves associated with the 1999 and 1998 restructuring plans totaled $11 million. PPG anticipates that the remaining severance benefits will be paid and the asset dispositions will be substantially completed during the fourth quarter of 2000.

     In 1997, the Company recorded a pretax restructuring charge of $102 million related to certain glass businesses that were not meeting strategic performance objectives. The principal components of this program included the closure of the Perry, Ga., flat glass plant and the disposition of our equity interests in two Asian float glass plants. The pretax restructuring charge in 1997 included $61 million of asset write-offs and $41 million associated with cash outlays primarily for severance costs for 317 employees, a proportionate share of equity investee indebtedness and demolition and environmental costs, net of proceeds from sale. An additional $15 million pretax restructuring charge was recorded in 1998 related to a reassessment of the proceeds expected to be realized on the dispositions and additional asset write-offs. The Company completed the sale of its equity interest in an Asian float glass plant and two Asian downstream fabrication facilities during the nine months ended September 30, 2000. As of September 30, 2000, cash outlays and asset write-offs associated with both the 1997 restructuring program and the additional restructuring charge recorded in 1998 related to this program totaled $108 million. We also reversed $1 million, $3 million and $3 million of these restructuring charges in 2000, 1999 and 1998, respectively. At September 30, 2000, approximately $2 million of reserves related to the 1997 restructuring program are outstanding and will be paid out during 2000 or early in 2001.

4.   Inventories
     -----------

     Inventories at September 30, 2000 and December 31, 1999 are detailed below.


                                                                     Sept. 30        Dec. 31
                                                                       2000           1999
                                                                       ----           ----
                                                                            (Millions)
     Finished products and work in process........................   $  755         $  716
     Raw materials................................................      202            189
     Supplies.....................................................      113            111
                                                                     ------         ------

         Total....................................................   $1,070         $1,016
                                                                     ======         ======

     Most domestic and certain foreign inventories are valued using the last-in, first-out method. If the first-in, first-out method had been used, inventories would have been $161 million and $164 million higher at September 30, 2000 and December 31, 1999, respectively.

5.   Comprehensive Income
     --------------------

     Total comprehensive income for the three and nine months ended September 30, 2000 and 1999 was as follows:

                                                              Three Months             Nine Months
                                                             Ended Sept. 30          Ended Sept. 30
                                                            ----------------        -----------------
                                                            2000        1999        2000         1999
                                                            ----        ----        ----         ----
                                                                           (Millions)
Net income.........................................         $ 150      $  99        $ 494        $ 406
Other comprehensive (loss) income, net of tax:
  Currency translation adjustment..................           (56)        29         (145)         (21)
  Minimum pension liability adjustment.............             -          -            2           (1)
  Unrealized gains (losses) on
   marketable securities...........................             1         (4)          (4)          (1)
                                                            -----      -----        -----        -----
                                                              (55)        25         (147)         (23)
                                                            -----      -----        -----        -----

   Total comprehensive income......................         $  95      $ 124        $ 347        $ 383
                                                            ======     =====        =====        =====


     As of September 30, 2000 and December 31, 1999, accumulated other comprehensive loss, as reflected on the condensed balance sheet, was comprised of the following:

                                                                    Sept. 30       Dec. 31
                                                                      2000          1999
                                                                    --------       -------
                                                                           (Millions)
Currency translation adjustment...................................    $(307)          $(162)
Minimum pension liability adjustment..............................      (11)            (13)
Unrealized losses on marketable securities........................       (7)             (3)
                                                                      -----           -----
  Accumulated other comprehensive loss............................    $(325)          $(178)
                                                                      =====           =====

6.   Cash Flow Information
     ---------------------

     Cash payments for interest were $153 million and $79 million for the nine months ended September 30, 2000 and 1999, respectively. Net cash payments for income taxes for the nine months ended September 30, 2000 and 1999 were $251 million and $245 million, respectively. On July 29, 2000 the Company contributed net assets with a basis of $39 million to Auto Glass. At the same time, Auto Glass acquired net assets with a fair value of $31 million from Apogee. In return Apogee received a 34% interest in the venture.

7.   Business Segment Information
     ----------------------------

     Business segment net sales and operating income for the three and nine months ended September 30, 2000 and 1999 were as follows:

                                                               Three Months                 Nine Months
                                                              Ended Sept. 30              Ended Sept. 30
                                                           -------------------          ------------------
                                                            2000        1999             2000        1999
                                                           ------      ------           ------      ------
                                                                              (Millions)
     Net sales:
       Coatings (a)...............................         $1,111       $1,055          $3,484      $3,029
       Glass (b)..................................            582          538           1,710       1,624
       Chemicals (c)..............................            387          363           1,191       1,059
       Intersegment net sales.....................             (2)          (2)            (10)         (8)
                                                           ------       ------          ------      ------

          Total...................................         $2,078       $1,954          $6,375      $5,704
                                                           ======       ======          ======      ======

     Operating income:
       Coatings (d)...............................         $  164       $   69          $  536      $  362
       Glass (e)..................................             94           85             304         285
       Chemicals (f)..............................             37           43             161         121
                                                           ------       ------          ------      ------

          Total...................................            295          197           1,001         768

     Interest expense - net.......................            (41)         (33)           (122)        (85)

     Other unallocated corporate
       income (expense) - net (g).................             (5)          20             (31)         13
                                                           ------       ------          ------      ------

     Income before income taxes and
       minority interest..........................         $  249       $  184          $  848      $  696
                                                           ======       ======          ======      ======

     As previously announced, the aircraft transparency business of the glass segment was combined with the aerospace coatings and sealants business as part of the coatings segment. Net sales and operating income have been restated to reflect this change.

     (a) Includes intersegment net sales of $2 million for each of the nine months ended September 30, 2000 and 1999.

     (b) Includes intersegment net sales of $1 million for the nine months ended September 30, 2000.

     (c) Includes intersegment net sales of $2 million for each of the three months ended September 30, 2000 and 1999 and $7 million and $6 million for the nine months ended September 30, 2000 and 1999, respectively.

     (d) Includes for the nine months ended September 30, 2000, pretax charges of $2 million representing the fair-market-value adjustment of acquired inventories that have been sold and $1 million related to cost reduction initiatives associated with the integration of the ICI businesses acquired in 1999.

     Includes in each 1999 period presented pre-tax charges of $40 million for purchased in-process research and development; $19 million representing the fair-market-value adjustment of acquired ICI and PRC-DeSoto inventories that have been sold; $15 million of restructuring charges related to cost reduction initiatives and the closure of a facility; and $6 million related to the bankruptcy of an architectural coatings customer. The nine months ended September 30, 1999, also includes a pretax restructuring charge of $24 million associated with the integration of the packaging coatings acquisitions, including the disposal of a redundant European facility and work-force reductions.

     (e) Includes in each 2000 period presented, pretax charges of $7 million for restructuring and one-time integration costs related to the recently formed Auto Glass. Also included is pretax income of $1 million arising from the reversal of a restructuring accrual.

     The nine months ended September 30, 2000, also includes an additional $1 million reversal of previously established restructuring reserves.

     Includes in each 1999 period presented, a pretax restructuring charge of $3 million related to cost reduction initiatives.

     (f) Includes in each 1999 period presented, a pretax restructuring charge of $1 million related to cost reduction initiatives.

     (g) Includes for the nine months ended September 30, 2000, a pretax charge of $39 million representing the write-off of an equity investment in Pittsburgh Corning Corporation, which has filed for reorganization under the federal bankruptcy code. Also included is a $9 million pretax gain from the sale of corporate assets and net insurance recoveries of $4 million.

     Includes in each 1999 period presented, a $14 million pretax gain primarily from the appreciation of British pounds sterling purchased to fund the acquisition of the ICI businesses.

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

     For over 30 years, the Company has been a defendant in lawsuits involving claims alleging personal injury from exposure to asbestos. Aggregate settlements by PPG to date have been immaterial. Over the past few years, the number of asbestos-related claims against the Company, as well as numerous other defendants, has increased. At September 30, 2000, the Company was one of many defendants in numerous asbestos-related lawsuits involving approximately 110,000 claims. In many of the cases, the plaintiffs allege that the Company should be liable for injuries from products manufactured and distributed by Pittsburgh Corning Corporation ("PC"). The Company and Corning Incorporated are each 50% shareholders of PC. The Company believes it is not responsible for any injuries caused by PC products and intends to defend against such claims. PPG has successfully defended such claims in the past. In January 2000, for the first time, a trial court found PPG liable for injuries to five plaintiffs alleged to be caused by PC products. The Company intends to appeal that verdict. On
     April 16, 2000, PC filed for Chapter 11 Bankruptcy in the Federal Bankruptcy Court in Pittsburgh, Pennsylvania. In connection with that filing, the Federal Bankruptcy Court issued an order staying the filing and prosecution of all asbestos claims against PC and its two shareholders, PPG and Corning Incorporated. That stay has been extended to February 21, 2001. Accordingly, during the nine months ended September 30, 2000, the Company recorded an after-tax charge of $35 million for the write-off of its investment in PC. The Company and others are also defendants in three cases involving claims alleging injury from exposure to lead. PPG believes it has adequate insurance for the personal injury and property damage claims against the Company described above. PPG's lawsuits and claims against others include claims against insurers and other third parties with respect to actual and contingent losses related to environmental, asbestos and other matters. Management believes that, in the aggregate, the outcome of all lawsuits and claims involving PPG will not have a material effect on PPG's consolidated financial position, results of operations or liquidity.

     It is PPG's policy to accrue expenses for environmental contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Reserves for environmental contingencies are exclusive of claims against third parties and are not discounted. As of September 30, 2000 and December 31, 1999, PPG had reserves for environmental contingencies totaling $79 million and $82 million, respectively. Pretax charges against income for environmental remediation costs for the nine months ended September 30, 2000 and 1999 totaled $10 million and $8 million, respectively, and are included in "Other charges" in the condensed statement of income. Cash outlays related to such environmental remediation for the nine months ended September 30, 2000 and 1999 aggregated $13 million and $18 million, respectively.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations
         -------------

Performance for Third Quarter of 2000 Compared to Third Quarter of 1999

Performance Overview

Sales increased 6% for the third quarter of 2000 to $2.08 billion compared to $1.95 billion for the third quarter of 1999. Sales increased 5% from acquisitions within our coatings and glass segments, 1% from sales volume improvements in our coatings and glass segments offset by lower volume in our chemical segment and 2% from higher selling prices primarily within our chemicals segment. These sales increases more than offset a 2% decline due to the negative effects of foreign currency translation on all of our business segments.

The gross profit percentage increased to 38.8% for the third quarter of 2000 compared to 38.3% for the same quarter of 1999. The increase in the gross profit percentage was due to higher selling prices within our chemicals segment that was offset, in part, by higher raw material and energy costs.

Net income and earnings per share, diluted, for the third quarter of 2000 was $150 million and $0.86, respectively, compared to $99 million and $0.56, respectively, for the same quarter of 1999. Net income for the third quarter of 2000 included after-tax restructuring and one-time integration costs of $3 million related to the recently formed PPG Auto Glass L.L.C. (Auto Glass) and net income for the third quarter of 1999 included after-tax charges of $57 million for purchased in-process research and development, the fair-market-value adjustment of acquired inventories that had been sold and restructuring charges related to cost reduction initiatives and the closure of a coatings facility. Excluding these charges, net income for the third quarter of 2000 was $153 million compared to $156 million for the same quarter of 1999. Net income for the third quarter of 2000 was favorably impacted by the increase in selling prices and volume and sales mix improvements previously discussed, along with earnings generated from acquisitions. However, these favorable factors were more than offset by higher raw material and energy costs and higher interest expense as a result of debt issued in 1999 to fund acquisition activity.

Performance of Business Segments

Coatings sales increased 5% to $1.11 billion compared to $1.06 billion for the third quarter of 1999. Sales increased 8% from the acquisitions of the global automotive refinish and industrial coatings businesses of Imperial Chemical Industries, PLC (the ICI businesses) and PRC-DeSoto International, Inc. (PRC-DeSoto) in the third quarter of 1999 and of Monarch Paint Co. (Monarch) in the first quarter of 2000 and 2% from sales volume improvements primarily in our European automotive original business. These sales increases were offset, in part, by a 4% decline from foreign currency translation and a 1% decline from lower selling prices. Operating income was $164 million for the third quarter of 2000 compared to $69 million for the same quarter of 1999. Operating income for the third quarter of 1999 included pretax restructuring and other one-time costs of $74 million related primarily to the acquisitions of the ICI businesses and PRC-DeSoto, as previously discussed. Excluding these charges, operating income for the third quarter of 1999 was $143 million. Operating income for the third quarter of 2000 improved due to increased sales volumes and favorable sales mix changes in certain businesses and earnings from acquisitions offset, in part, by higher raw material and energy costs and the decline in selling prices.

Glass sales increased 8% to $582 million compared to $538 million for the third quarter of 1999. The combination of an increase in sales volumes of 3%, primarily in our North American fiber glass and automotive replacement glass businesses, and a 2% increase from higher selling prices for our reinforcement fiber glass and automotive replacement glass products more than offset a 1% decline from the negative effects of foreign currency translation. The third quarter of 2000 also benefited from a 4% increase in sales volume attributable to the acquisition of Apogee Enterprises Inc.'s (Apogee) automotive replacement glass distribution business. Operating income was $94 million for the third quarter of 2000 compared to $85 million for the same quarter of 1999. Operating income for the third quarter of 2000 included pretax restructuring charges and one-time integration costs of $7 million related to the recently formed Auto Glass. Excluding these charges, operating income for the third quarter of 2000 was $101 million. The increase in operating income is attributable to the same factors that contributed to higher sales and improved manufacturing efficiencies principally in our fiber glass reinforcement and automotive original businesses. These favorable factors were offset, in part, by higher raw material and energy costs.

Chemicals sales increased 7% to $385 million compared to $361 million for the same quarter of 1999. A sales increase of 11%, resulting from significantly higher selling prices for our chlorine and other chlor-alkali products, was offset slightly by a 3% decline in sales volume of our chlor-alkali and fine chemicals products and a 1% decline from the negative effect of foreign currency translation. Compared to $43 million for the third quarter of 1999, operating income decreased to $37 million for the third quarter of 2000 primarily due to higher raw material and energy costs which more than offset higher selling costs.

Performance for the First Nine Months of 2000 Compared to the First Nine Months of 1999

Performance Overview

Sales increased 12% for the first nine months of 2000 to $6.38 billion compared to $5.70 billion for the first nine months of 1999. Sales increased 8% from acquisitions within the coatings and glass segments and 4% from improved sales volumes across all of our business segments and 2% from higher selling prices primarily within our chemicals segment. A 2% decline due to foreign currency translation offset, in part, these favorable factors.

The gross profit percentage increased to 39.6% for the first nine months of 2000 compared to 39.1% for the first nine months of 1999. The combination of higher selling prices previously discussed, improved manufacturing efficiencies across all our segments and favorable sales mix changes in our coatings segment more than offset the effects of higher raw material and energy costs across all of our business segments.

Net income and earnings per share, diluted, for the first nine months of 2000 increased to $494 million and $2.82, respectively, compared to $406 million and $2.31, respectively, for the same period of 1999. Net income for the first nine months of 2000 included after-tax charges of $35 million for the write-off of an equity investment and $3 million of restructuring and one-time integration costs associated with Auto Glass. Net income for the first nine months of 1999 included after-tax restructuring charges of $32 million related to the integration of packaging coatings acquisitions and ongoing cost reduction efforts, and after-tax charges of $45 million for purchased in-process research and development and the fair-market-value adjustment of acquired ICI and PRC-DeSoto inventories. Excluding these charges, net income was $532 million for the first nine months of 2000 compared to $483 million for the first nine months of 1999. Net income increased for the first nine months of 2000 due to the same factors that contributed to the increase in sales and gross profit percentage offset, in part, by higher raw material and energy costs across all of our business segments and higher interest expense as a result of debt issued in 1999 to fund acquisition activity.

Performance of Business Segments

Coatings sales increased 15% to $3.48 billion compared to $3.03 billion for the first nine months of 1999. A 19% sales increase resulted primarily from the acquisitions of the ICI businesses, PRC-DeSoto and Monarch and sales volume improvements primarily in our worldwide automotive original coatings business. These favorable factors were offset, in part, by a 3% decline from foreign currency translation and a 1% decrease from lower selling prices. Operating income was $536 million for the first nine months of 2000 compared to $362 million for the same period of 1999. Operating income for the first nine months of 2000 included pretax restructuring charges of $1 million related to the integration of the ICI businesses acquired in 1999. Operating income for the same period of 1999 included pre-tax charges of $40 million for purchased in-process research and development; $24 million of restructuring charges associated with the integration of the packaging coatings acquisitions, including the disposal of a redundant European facility and work-force reductions; $19 million representing the fair-market-value adjustment of acquired ICI and PRC-DeSoto inventories that had been sold; and $15 million of restructuring charges related to cost reduction initiatives and the closure of a facility. Excluding the acquisition related and pretax restructuring charges, operating income was $537 million in the first nine months of 2000 as compared to $460 million in the first nine months of 1999. Operating income for the first nine months of 2000 improved due to increased sales volumes, as previously discussed, earnings from acquisitions and favorable sales mix changes offset, in part, by the effects of higher raw material costs and lower selling prices, as previously discussed.

Glass sales increased 5% to $1.71 billion compared to $1.62 billion for the first nine months of 1999. The increase is attributable primarily to a 3% increase from sales volume improvements in our North American automotive original glass and worldwide fiber glass businesses and a 2% increase from higher selling prices in our worldwide fiber glass reinforcement businesses. Operating income was $304 million for the first nine months of 2000 compared to $285 million for the first nine months of 1999. Operating income for the first nine months of 2000 included pretax charges of $7 million for restructuring charges and one-time integration costs related to the recently formed Auto Glass and operating income in the first nine months of 1999 included a pretax restructuring charge of $3 million related to cost reduction initiatives. Excluding these charges, operating income was $311 million for the first nine months of 2000 as compared to $288 million for the first nine months of 1999. The increase in operating income is due to improved manufacturing efficiencies in our North American automotive original glass and fiber glass reinforcement businesses and higher selling prices and volumes, as previously discussed, offset, in part, by higher raw material and energy costs.

Chemicals sales increased 12% to $1.18 billion compared to $1.05 billion for the first nine months of 1999. Sales increases of 12% from substantially higher selling prices for our chlorine and other chlor-alkali products and 1% from sales volume improvements for certain chlor-alkali and silica products were offset slightly by a 1% decline from the negative effect of foreign currency translation. Operating income was $161 million for the first nine months of 2000 compared to $121 million for the first nine months of 1999 due to the same factors that contributed to the overall sales increase, manufacturing efficiencies within our optical products business and lower selling costs. These favorable factors were offset, in part, by higher raw material and energy costs.

Other Factors

Other unallocated corporate income (expense) - net decreased by approximately $25 million for the third quarter of 2000 as compared to the same quarter of 1999, principally due to a gain of approximately $14 million on the appreciation of British pounds sterling purchased to fund the acquisition of ICI in 1999. Additionally, other unallocated corporate income (expense) - net for the nine months ended September 30, 2000 includes a pretax charge of $39 million representing the write-off of an equity investment, a $9 million pretax gain from the sale of corporate assets and net insurance recoveries of $4 million.

The Company's pretax earnings for the first nine months of 2000 and 1999 included net periodic pension income of $63 million and $54 million, respectively, related to its U.S. defined benefit pension plans.

Interest expense increased during the first nine months of 2000 as compared to the same period in 1999 due to the issuance of $800 million aggregate principal amount of long-term debt securities to finance the acquisitions of the ICI businesses and PRC-DeSoto in August 1999.

The decrease in the effective tax rate for the three months ended September 30, 2000 as compared to the same three month period in 1999 is primarily attributable to the absence of non-deductible in-process research and development charges taken in 1999, coupled with a decrease in the effective tax rate on ongoing operations in the third quarter of 2000 due to a change in the mix of earnings. The rate for the nine months ended September 30, 2000 is slightly higher principally due to the impact of the write-off of an equity investment in the first quarter. The rate for the same nine month period in 1999 is impacted by the non-deductible charges discussed above.

Accounting Standards

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amends certain provisions of SFAS 133 to clarify several areas causing difficulties in implementation. We have appointed a team to implement the provisions of SFAS No. 133 on a global basis for the Company. The team has developed procedures to identify and document PPG's use of derivative instruments, including embedded derivatives, and hedging strategies and relationships. We will adopt the provisions of SFAS No. 133 and SFAS No. 138 on January 1, 2001, the effect of which is not expected to have a material impact on PPG's consolidated results of operations, financial position or cash flows.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 - Revenue Recognition in Financial Statements (SAB No. 101). The implementation date of SAB No. 101 had been delayed to the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company adopted the provisions of SAB No. 101 on October 1, 2000, the effect of which is not expected to have a material impact on its consolidated results of operations, financial position or cash flows.

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

It is PPG's policy to accrue expenses for environmental contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Reserves for environmental contingencies are exclusive of claims against third parties and are not discounted. As of September 30, 2000 and December 31, 1999, PPG had reserves for environmental contingencies totaling $79 million and $82 million, respectively. Pretax charges against income for environmental remediation costs for the nine months ended September 30, 2000 and 1999 totaled $10 million and $8 million, respectively, and are included in "Other charges" in the condensed statement of income. Cash outlays related to such environmental remediation for the nine months ended September 30, 2000 and 1999 aggregated $13 million and $18 million, respectively.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

In the Company's Form 10-K for the year ended December 31, 1999, it was reported that the Company has been a defendant in lawsuits involving claims alleging personal injury from exposure to asbestos. In many of the cases, the plaintiffs allege that the Company should be liable under various theories for injuries involving asbestos-containing thermal insulation products manufactured and distributed by Pittsburgh Corning Corporation (PC). The Company and Corning Incorporated are each 50% shareholders of PC. The Company's Form 10-Q for the quarter ended March 31, 2000 reported that on April 16, 2000, PC filed a petition for reorganization under the federal bankruptcy code. In connection with PC's Chapter 11 Bankruptcy filing, the Federal Bankruptcy Court in Pittsburgh, Pennsylvania issued an order staying the filing and prosecution of all asbestos claims against PC and its two shareholders, PPG and Corning Incorporated. That stay has been extended to February 21, 2001. During the nine months ended September 30, 2000, the Company recorded an after-tax charge of $35 million for the write-off of its equity investment in PC.

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

Under the Company's Deferred Compensation Plan for Directors, each Director must defer receipt of such compensation as the Board mandates. Currently, the Board mandates deferral of one-third of each payment of the basic annual retainer of each Director. Each Director may also elect to defer the receipt of (1) an additional one-third of each payment of the basic annual retainer, (2) all of the basic annual retainer, or (3) all compensation. All deferred payments are held in the form of Common Stock Equivalents. Payments out of the deferred accounts are made in the form of Common Stock of the Company (and cash as to any fractional Common Stock Equivalent). In the third quarter of 2000, the Directors, as a group, were credited with 678 Common Stock Equivalents under this Plan. The values of the Common Stock Equivalents, when credited, ranged from $39.69 to $40.00.

Under the Directors' Common Stock Plan, each Director who neither is nor was an employee of the Company is credited annually with Common Stock Equivalents worth one-half of the Director's basic annual retainer. Upon termination of service, the Common Stock Equivalents held in a Director's account are converted to and paid in Common Stock of the Company (and cash as to any fractional Common Stock Equivalent). In the third quarter of 2000, the Directors, as a group, received 359 Common Stock Equivalents under this Plan. The value of each Common Stock Equivalent, when credited, was $40.00.

Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------


     (a)  Exhibits

          (12) Computation of Ratio of Earnings to Fixed Charges

          (27) Financial Data Schedule


     (b)  Reports on Form 8-K

          (1) The Company did not file any reports on Form 8-K during the three months ended September 30, 2000.

                                   SIGNATURE
                                   ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                    PPG INDUSTRIES, INC.
                                                  ------------------------------
                                                         (Registrant)





Date:  November 3, 2000                        By   /s/ W. H. Hernandez
                                                  -----------------------------
                                                           W. H. Hernandez
                                                 Senior Vice President, Finance
                                                    (Principal Financial and
                                                     Accounting Officer and
                                                     Duly Authorized Officer)

                     PPG INDUSTRIES, INC. AND SUBSIDIARIES
                     -------------------------------------

                               INDEX TO EXHIBITS

Exhibit
Number                     Description
------                     -----------

(12)                       Computation of Ratio of Earnings to Fixed Charges.

(27)                       Financial Data Schedule.