Form 10-K405
period 2000-12-31
PPG INDUSTRIES INC
filed 2001-02-16
CIK 79879

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

For the fiscal year ended December 31, 2000       Commission File Number 1-1687

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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of January 31, 2001, 168,199,771 shares of the Registrant's common stock, with a par value of $1.66 2/3 per share, were outstanding. As of that date, the aggregate market value of common stock held by non-affiliates was $7,754 million.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                             Incorporated By
                        Document                          Reference In Part No.
                        --------                          ---------------------
Portions of PPG Industries, Inc. Annual Report to
 Shareholders for the year ended December 31, 2000.......     I, II and IV
Portions of PPG Industries, Inc. Proxy Statement for its
 2001 Annual Meeting of Shareholders.....................          III

===============================================================================

                             PPG INDUSTRIES, INC.
                         AND CONSOLIDATED SUBSIDIARIES

                                ---------------

As used in this report, the terms "PPG," "Company," and "Registrant" mean PPG Industries, Inc. and its subsidiaries, taken as a whole, unless the context indicates otherwise.
                                ---------------

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
 Part I
  Item 1.   Business.....................................................    1
  Item 2.   Properties...................................................    3
  Item 3.   Legal Proceedings............................................    4
  Item 4.   Submission of Matters to a Vote of Security Holders..........    4
            Executive Officers of the Registrant.........................    5

 Part II
  Item 5.   Market for the Registrant's Common Equity and Related
            Stockholder Matters..........................................    6
  Item 6.   Selected Financial Data......................................    6
  Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations....................................    6
  Item 7a.  Quantitative and Qualitative Disclosures About Market Risk...    6
  Item 8.   Financial Statements and Supplementary Data..................    7
  Item 9.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure..........................    7

 Part III
  Item 10.  Directors and Executive Officers of the Registrant...........    8
  Item 11.  Executive Compensation.......................................    8
  Item 12.  Security Ownership of Certain Beneficial Owners and
            Management...................................................    8
  Item 13.  Certain Relationships and Related Transactions...............    8

 Part IV
  Item 14.  Exhibits, Financial Statement Schedules and Reports on
            Form 8-K.....................................................    9
 Signatures .............................................................   11

                      Note on Incorporation by Reference

Throughout this report, various information and data are incorporated by reference to the Company's 2000 Annual Report to Shareholders (hereinafter referred to as "the Annual Report to Shareholders"). Any reference in this report to disclosures in the Annual Report to Shareholders shall constitute incorporation by reference only of that specific information and data into this Form 10-K.

                                    Part I
Item 1. Business

PPG Industries, Inc., incorporated in Pennsylvania in 1883, is comprised of three basic business segments: coatings, glass and chemicals. Within these business segments, PPG has followed a program of directing its resources of people, capital and technology into selected areas to build upon positions of leadership. Areas in which resources have been focused are automotive original, refinish, industrial, aerospace, packaging, and architectural coatings; flat glass, automotive original and replacement glass, continuous-strand fiber glass; and chlor-alkali and specialty chemicals. Each of the businesses in which PPG is engaged is highly competitive. However, the diversification of product lines and worldwide markets served tend to minimize the impact on total sales and earnings of changes in demand for a particular product line or in a particular geographic area. Reference is made to "Business Segment Information" on pages 29 through 31 of the Annual Report to Shareholders, which is incorporated herein by reference, for financial information relating to business segments.

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

The aerospace business primarily supplies coatings, sealants and transparencies for aircraft serving the commercial, military and general aviation industries as well as sealants for architectural insulating glass units. The aerospace business distributes products directly to aircraft maintenance and aftermarket customers around the world. In July 2000 PPG's aircraft transparency business, previously included in the glass segment, was combined with the aerospace coatings and sealants business.

PPG continued to grow the coatings business with the acquisition of the Monarch Paint Company based in Houston, Texas in February 2000 and the acquisition of several smaller architectural finishes businesses during the year.

The principal production facilities of the coatings business are in North America and Europe. North American production facilities consist of 27 plants in the United States, two in Canada and one in Mexico. The three largest facilities in the United States are the Cleveland, Ohio, plant, which primarily produces automotive original coatings; the Oak Creek, Wis., plant, which primarily produces industrial coatings and certain automotive original coatings; and the Delaware, Ohio, plant, which primarily produces automotive refinishes and certain automotive original and industrial coatings. Outside North America, PPG operates six plants in Italy, four plants in Germany, three plants each in England and Spain, two plants each in Brazil, China and France, and one plant each in Argentina, Australia, Malaysia, the Netherlands, Thailand and Turkey. PPG owns equity interests in operations in Canada, India, South Korea and Taiwan. Additionally, the coatings business operates 10 service centers in the United States, two each in Canada, Mexico and Poland, and one each in Argentina, Brazil, Portugal and Slovenia to provide just-in-time delivery and service to selected automotive assembly plants. Twenty-nine training centers in Europe, 20 in the United States, 18 in Asia, seven in South America, four in the Middle East, three in Canada and two in Mexico are in operation. These centers provide training for automotive aftermarket refinish customers. The aerospace business operates a global network of 13 application support centers that provide customer technical support, on-time delivery of products, and improvements to customer efficiency and productivity. Also, five automotive original coatings application centers throughout the world that provide testing facilities for customer paint processes and new products are in operation. The average number of persons employed by the coatings segment during 2000 was 17,400.

Glass

PPG is one of the major producers of flat glass, fabricated glass and continuous-strand fiber glass in the world. PPG's major markets are automotive original equipment, automotive replacement, residential and commercial construction, the furniture and electronics industries, insurance services, and other markets. Most glass products are sold directly to manufacturing and construction companies, although in some instances products are sold directly to independent distributors and through PPG distribution outlets. PPG manufactures flat glass by the float process and fiber glass by the continuous-filament process. PPG also provides services to insurance companies and glass installers through its auto glass claims processor, LYNX Services(R).

The bases for competition are price, quality, technology, cost and customer service. The Company competes with six other major producers of flat glass, six other major producers of fabricated glass and two other major producers of fiber glass throughout the world.

PPG's principal glass production facilities are concentrated in North America and Europe. Fourteen plants operate in the United States, of which six produce automotive original and replacement glass products, five produce flat glass, and three produce fiber glass products. There are three plants in Canada, two of which produce automotive original and replacement glass products and one produces flat glass. One plant each in England and the Netherlands produce fiber glass. PPG owns equity interests in operations in Mexico, the Netherlands, Taiwan, the United States and Venezuela and a majority interest in a glass distribution company in Japan. Additionally, there are three satellite operations in the United States, two satellite operations in Canada and one in Mexico that provide limited manufacturing and just-in-time service to selected automotive customer locations, one satellite coating facility in the United States for flat glass products and one satellite tempering and fabrication facility in the United States for flat glass products. There are also two insurance claim management centers that serve the LYNX Services(R) business. The average number of persons employed by the glass segment during 2000 was 12,200.

In July 2000, PPG and Apogee Enterprises, Inc. (Apogee) combined their U.S. automotive replacement glass distribution businesses, creating a new entity, PPG Auto Glass L.L.C. (PPG Auto Glass). PPG has a 66 percent ownership interest in PPG Auto Glass.

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

Chemicals' principal production facilities are concentrated in North America, with five plants in the United States and one each in Canada and Mexico. The two largest facilities, located in Lake Charles, La., and Natrium, W. Va., primarily produce chlor-alkali products. Outside North America, PPG operates two plants each in China, France and Taiwan, and one each in Australia, Bra-zil, Ireland, the Netherlands and the Philippines. PPG owns equity interests in operations in China, Japan, Thailand and the United States. The average number of persons employed by the chemicals segment during 2000 was 4,900.

Raw Materials

The effective management of raw materials is important to PPG's continued success. The Company's most significant raw materials are titanium dioxide and epoxy and other resins in the coatings segment; sand, soda ash, energy and polyvinyl butyral in the glass segment, and energy and ethylene in the chemicals segment. Most of the raw materials used in production are purchased from outside sources, and the Company has made, and will continue to make, supply arrangements to meet the planned operating requirements for the future. Supply of critical raw materials is managed by establishing contracts, multiple sources, and identifying alternative materials or technology, whenever possible.

Research and Development

Research and development costs, including depreciation of research facilities, during 2000, 1999 and 1998 were

$301 million, $301 million and $287 million, respectively. PPG owns and operates several research and development facilities to conduct research and development involving new and improved products and processes. Additional process and product research and development work is also undertaken at many of the Company's manufacturing plants.

Patents

PPG considers patent protection to be important. The Company's business segments are not materially dependent upon any single patent or group of related patents. PPG received $27 million in 2000, $26 million in 1999 and $18 million in 1998 from royalties and the sale of technical know-how.

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

Employee Relations

The average number of persons employed worldwide by PPG during 2000 was 35,600. As disclosed in the Outlook section of Management's Discussion and Analysis (see Item 7 of this report), the Company expects to reduce its workforce during 2001. The Company has numerous collective bargaining agreements throughout the world and believes it will be able to renegotiate any such agreements on satisfactory terms. The Company believes it has good relationships with its employees.

Environmental Matters

Like other companies, PPG is subject to the existing and evolving standards relating to the protection of the environment. Capital expenditures for environmental control projects were $22 million, $19 million and $19 million in 2000, 1999 and 1998, respectively. It is expected that expenditures for such projects in 2001 will approximate $20 million, with similar amounts of annual expenditures expected in the near future. Although future capital expenditures are difficult to estimate accurately because of constantly changing regulatory standards and policies, it can be anticipated that environmental control standards will become increasingly stringent and costly.

PPG is negotiating with various government agencies concerning 69 cleanup sites, including 28 sites on the National Priority List (NPL). While PPG is not generally a major contributor of wastes to these sites, each potentially responsible party or contributor may face governmental agency assertions of joint and several liability as to each cleanup site. Generally, however, a final allocation of costs is made based on relative contributions of wastes to the site. There is a wide range of cost estimates for cleanup of these sites, due largely to uncertainties as to the nature and extent of their condition and the methods that may have to be employed for their remediation. Additionally, remediation projects have been or may be undertaken at certain of the Company's current and former plant sites. The Company has established reserves for those sites where it is probable that a liability has been incurred and the amount can be reasonably estimated. As of December 31, 2000 and 1999, PPG had reserves for environmental contingencies totaling $84 million and $82 million, respectively. Pre-tax charges against income for environmental remediation costs totaled $18 million in 2000, and $10 million in 1999 and 1998.

The Company's experience to date regarding environmental matters leads PPG to believe that it will have continuing expenditures for compliance with provisions regulating the protection of the environment and for present and future remediation efforts at waste and plant sites. However, management anticipates that such expenditures, which will occur over an extended period of time, will not result in future annual charges against income that are significantly greater than those recorded in 2000. It is possible, however, that technological, regulatory and enforcement developments, the results of environmental studies and other factors could alter this expectation. In addi-tion, a portion of such environmental expenditures may be recovered from in-surers and other third parties. In management's opinion, the Company operates in an environmentally sound manner, is well positioned, relative to environmental matters, within the industries in which it operates, and the outcome of these environmental matters will not have a material adverse effect on PPG's financial position or liquidity. See Commitments and Contingent Lia-bilities, including Environmental Matters, in Management's Discussion and Analysis for additional information related to environmental matters.

Item 2. Properties

See "Item 1. Business" for information on PPG's production and fabrication facilities.

Generally, the Company's plants are suitable and adequate for the purposes for which they are intended, and overall have sufficient capacity to conduct business in the upcoming year.

Item 3. Legal Proceedings

PPG is involved in a number of lawsuits and claims, both actual and potential, including some that it has asserted against others, in which substantial monetary damages are sought. These lawsuits and claims relate to product liability, contract, patent, environmental, antitrust and other matters arising out of the conduct of PPG's business. Included among PPG's legal proceedings are the following:

The Company has been named as a defendant in a number of antitrust lawsuits filed in federal and state courts by various plaintiffs. These suits allege PPG was involved with competitors in fixing prices and allocating markets for certain glass products. Twenty-nine cases were filed in federal courts, all of which have been consolidated in a single federal district court (W.D. Pa.) for pretrial proceedings under the multidistrict litigation rules. The court has ruled that the case may proceed as a class action. The other initial defendants in these actions are Pilkington plc; Libbey-Owens Ford Co., Inc.; AFG Industries; Asahi Glass Co., Ltd.; Guardian Industries Corp.; and Ford Motor Company. The other defendants named above, except for the Ford Motor Company, have entered into settlement agreements with the plaintiffs, which are pending court approval. The remaining defendants, PPG and Ford, are participants in discovery with plaintiffs on the merits of the case. The plaintiffs in these cases are seeking economic and treble damages and injunctive relief. The Company believes it has meritorious defenses in these lawsuits.

For over thirty years, PPG has been a defendant in lawsuits involving claims alleging personal injury from exposure to asbestos. Aggregate settlements by PPG to date have been immaterial. At December 31, 2000, PPG was one of many defendants in numerous asbestos-related lawsuits involving about 116,000 claims. In many of the cases, the plaintiffs allege that PPG should be liable for injuries involving asbestos-containing thermal insulation products manufactured and distributed by Pittsburgh Corning Corporation ("PC"). PPG and Corning Incorporated are each 50% shareholders in PC. PPG believes that it is not responsible for any injuries caused by PC products and intends to defend against such claims. Prior to 2000, PPG had never been found liable for any such claims, and in numerous cases PPG had been dismissed on motions prior to trial. In January 2000, in a trial in a state court in Texas involving six plaintiffs, the jury found PPG not liable. However, a week later in a separate trial also in state court in Texas, another jury found PPG, for the first time, partly responsible for injuries to five plaintiffs alleged to be caused by PC products. PPG intends to appeal the adverse verdict.

On April 16, 2000, PC filed for Chapter 11 Bankruptcy in the Federal Bankruptcy Court in Pittsburgh, Pennsylvania. Accordingly, in the first quarter of 2000, PPG recorded an after-tax charge of $35 million for the write-off of all of its investment in PC. As a consequence of the bankruptcy filing and the various motions and orders in that proceeding, the asbestos litigation against PC and PPG has been stayed, and the filing of additional asbestos suits against them has been enjoined, until May 21, 2001. During the pendency of the stay, interested parties, including PC and PPG, among others, have been engaged in discussions to determine whether a settlement of all current and potential asbestos claims can be agreed on within the context of the PC bankruptcy proceeding. These settlement discussions involve numerous, complex issues. Accordingly, it is impossible to predict whether or on what terms a voluntary settlement, if any, on the part of PPG might be reached.

The Company and others are defendants in two cases filed in State Court in Maryland claiming damages related to exposure to lead. The first is a purported class action by homeowners for remediation of single-family residences in Maryland constructed before 1978 which contain lead paint. The second case was filed on behalf of six children who allegedly suffer from lead poisoning. That case alleges the injuries arose from exposure to lead pigments in paints and exposure to tetraethyl lead gasoline additives. In a third case, decided on June 12, 2000 in a Maryland State Court, the jury returned a verdict in favor of PPG, finding that lead exposure did not cause the plaintiff's alleged injuries. Over the past ten years, PPG has been a defendant in several other lawsuits alleging injury due to lead paint. PPG has been dismissed as a defendant from all those other lawsuits.

Although PPG believes it has adequate insurance for the personal injury and property damage claims against PPG described above, certain of PPG's insurers are contesting coverage with respect to some of these claims. PPG's lawsuits and claims against others include claims against insurers and other third parties with respect to actual and contingent losses related to environmental, asbestos and other matters. Except with respect to any PPG contribution arising out of a possible voluntary settlement of asbestos claims as discussed above, the amount of which cannot be predicted, management believes that, in the aggregate, the outcome of all lawsuits and claims involving PPG will not have a material effect on PPG's consolidated financial position, results of operations or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders

None.

                      Executive Officers of the Registrant

The executive officers of the Company are elected annually in April by the Board of Directors. The business experience during the past five years of each Executive Officer is set forth below.

         Name           Age                                 Title
         ----           ---                                 -----
Raymond W. LeBoeuf (a)  54  Chairman of the Board and Chief Executive Officer since November 1997
Frank A. Archinaco (b)  57  Executive Vice President since April 1997
Charles E. Bunch (c)    51  Executive Vice President since March 2000
James C. Diggs (d)      52  Senior Vice President and General Counsel since July 1997
William H. Hernandez    52  Senior Vice President, Finance since January 1995

(a) Mr. LeBoeuf was Chairman Elect and Chief Executive Officer and President and Chief Operating Officer, prior to his present position.
(b) Mr. Archinaco was Senior Vice President, Glass and Vice President, Glass, prior to his present position.
(c) Mr. Bunch was Senior Vice President, Strategic Planning and Corporate Services and Vice President, Fiber Glass, prior to his present position.
(d) Mr. Diggs was Senior Vice President and General Counsel Elect and was TRW Inc.'s Vice President and Assistant General Counsel prior to joining PPG in March 1997.

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

Directors who are not also Officers of the Company receive Common
Stock Equivalents pursuant to the Deferred Compensation Plan for
Directors and the Directors' Common Stock Plan. Common Stock
Equivalents are hypothetical shares of Common Stock having a value on any given date equal to the value of a share of Common Stock. Common
Stock Equivalents earn dividend equivalents that are converted into additional Common Stock Equivalents but carry no voting rights or other rights of a holder of Common Stock. The Common Stock Equivalents credited to Directors under both plans are exempt from registration under Section 4(2) of the Securities Act of 1933 as private offerings made only to Directors of the Company in accordance with the provisions of the plans. The plans are incorporated by reference into this Form 10-K as Exhibits 10 and 10.1.

Under the Company's Deferred Compensation Plan for Directors, each
Director must defer receipt of such compensation as the Board mandates. Currently, the Board mandates deferral of one-third of each payment of the basic annual retainer of each Director. Each Director may also elect to defer the receipt of (i) an additional one-third of each payment of the basic annual retainer, (ii) all of the basic annual retainer, or (iii) all compensation. All deferred payments are held in the form of Common Stock Equivalents. Payments out of the deferred accounts are made in the form of Common Stock of the Company
(and cash as to any fractional Common Stock Equivalent). The
Directors, as a group, were credited with 7,584, 10,811 and 6,674
Common Stock Equivalents in 2000, 1999 and 1998, respectively, under this plan. The values of the Common Stock Equivalents, when credited, ranged from $39.69 to $55.06 in 2000, $51.25 to $64.94 in 1999 and
$51.00 to $72.88 in 1998.

Under the Directors' Common Stock Plan, each Director who neither is nor was an employee of the Company is credited annually with Common
Stock Equivalents worth one-half of the Director's basic annual retainer. Upon termination of service and attaining 70 years of age, the Common Stock Equivalents held in a Director's account are converted to and paid in Common Stock of the Company (and cash as to any fractional Common Stock Equivalent). The Directors, as a group, received 3,603, 3,746 and 2,582 Common Stock Equivalents in 2000, 1999 and 1998, respectively, under this plan. The values of those Common
Stock Equivalents, when credited, ranged from $40.00 to $52.25 in 2000, $52.21 to $64.13 in 1999 and $52.50 to $70.94 in 1998.

Item 6. Selected Financial Data
The information required by Item 6 is reported in the Eleven-Year
Digest under the captions net sales, income before accounting changes, cumulative effect of accounting changes, net income, earnings per common share before accounting changes, cumulative effect of accounting changes on earnings per common share, earnings per common share, earnings per common share - assuming dilution, dividends per share, total assets and long-term debt for the years 1996 through
2000..................................................................    44

Item 7. Management's Discussion and Analysis of Financial Condition
 and Results of Operations
Management's Discussion and Analysis..................................   22-28

Item 7a. Quantitative and Qualitative Disclosures About Market Risk
Management's Discussion and Analysis..................................   27-28

                                                                       Page(s)
                                                                       -------
Item 8. Financial Statements and Supplementary Data
Independent Auditors' Report..........................................   17
Financial Statements:
 Statement of Income for the years ended December 31, 2000, 1999 and
  1998................................................................   18
 Balance Sheet, December 31, 2000 and 1999............................   19
 Statement of Shareholders' Equity for the years ended December 31,
  2000, 1999 and 1998.................................................   20
 Statement of Comprehensive Income for the years ended December 31,
  2000, 1999 and 1998.................................................   20
 Statement of Cash Flows for the years ended December 31, 2000, 1999
  and 1998............................................................   21
 Notes to the Financial Statements....................................  32-43

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
 None.

                                   Part III

Item 10. Directors and Executive Officers of the Registrant

The information required by Item 10 regarding Directors is contained under the caption "Election of Directors" in the Registrant's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders (the Proxy Statement) which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, which information under such caption is incorporated herein by reference.

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

    Financial Statement Schedules for years ended December 31, 2000, 1999 and 1998:

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

     3.2 The Bylaws, as amended, were filed as Exhibit 3 to the Registrant's Form 10-Q for the quarter ended March 31, 2000, which exhibit is incorporated herein by reference.

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

   *10 PPG Industries, Inc. Nonqualified Retirement Plan dated as of January 1, 1989, as amended January 1, 1996 was filed as Exhibit 10 to the Registrant's Form 10-Q for the quarter ended March 31, 1996, which exhibit is incorporated by reference. The Supplemental Executive Retirement Plan II as amended, and the Change in Control Employment Agreement were filed as Exhibits 10.2 and 10.5, respectively, to the Registrant's Form 10-Q for the quarter ended September 30, 1995, which exhibit is incorporated by reference. The PPG Industries, Inc. Stock Plan was filed as Exhibit 10 to the Registrant's Form 10-Q for the quarter ended March 31, 1997, which exhibit is incorporated by reference. PPG Industries, Inc. Incentive Compensation and Deferred Income Plan for Key Employees, as amended, was filed as Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended March 31, 2000, which exhibit is incorporated herein by reference. PPG Industries, Inc. Deferred Compensation Plan for Directors, was filed as Exhibit
        10.3 to the Registrant's Form 10-K for the year ended December 31, 1997, which exhibit is incorporated herein by reference. PPG Industries, Inc. Total Shareholder Return Plan for Key Employees was filed as Exhibit 10.4 to the Registrant's Form 10-K for the year ended December 31, 1998, which exhibit is incorporated herein by reference.

   *10.1 The Directors' Common Stock Plan, as amended April 19, 2000.

   *10.2 PPG Industries, Inc. Deferred Compensation Plan, as amended effective October 1, 2000.

   *10.3 PPG Industries, Inc. Executive Officers Annual Incentive
         Compensation Plan.

   *10.4 PPG Industries, Inc. Executive Officers Total Shareholder Return
         Plan.

    12 Computation of Ratio of Earnings to Fixed Charges for the Five Years Ended December 31, 2000.

    13 Company's 2000 Annual Report to Shareholders. (Except for the pages and information therein expressly incorporated by reference in this Form 10-K, the Annual Report to Shareholders is provided solely for the information of the Commission and is not to be deemed "filed" as part of the Form 10-K.)

    21   Subsidiaries of the Registrant.

    23   Consent of Independent Auditors.

    24   Powers of Attorney.

    27   Financial Data Schedule.

* Items referred to in Exhibit 10, 10.1, 10.2, 10.3 and 10.4 and incorporated by reference are either management contracts, compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 14(c) of Form 10-K.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on February 15, 2001.

                              PPG INDUSTRIES, INC.
                                 (Registrant)

                              By /s/ W. H. Hernandez
                                ...............................................
                                 W. H. Hernandez, Senior Vice President,
                                 Finance

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated, on February 15, 2001.

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

    J. G. Berges                Director

    E. B. Davis, Jr.            Director

    M. J. Hooper                Director


    A. J. Krowe                 Director

                                             By /s/ W. H. Hernandez
    S. C. Mason                 Director    ...................................
                                             W. H. Hernandez, Attorney-in-Fact

    R. Mehrabian                Director

    T. J. Usher                 Director

    D. G. Vice                  Director

    D. R. Whitwam               Director

            INDEPENDENT AUDITORS' REPORT

            To the Board of Directors and Shareholders of PPG
            Industries, Inc.:

            We have audited the balance sheet of PPG Industries, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000, and have issued our report thereon dated January 18, 2001; such financial statements and report are included in your 2000 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included financial statement schedule II, Valuation and Qualifying Accounts, of PPG Industries, Inc. and subsidiaries for the years ended December 31, 2000, 1999 and 1998. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

            /s/ DELOITTE & TOUCHE LLP

            Pittsburgh, Pennsylvania
            January 18, 2001

PPG Industries, Inc. and Subsidiaries

Schedule II--Valuation and Qualifying Accounts
 For the Years Ended December 31, 2000, 1999 and 1998

                           Balance at Charged to
                           Beginning  Costs and                  Balance at
       Description          of Year    Expenses  Deductions(/1/) End of Year
       -----------         ---------- ---------- --------------- -----------
                                              (Millions)
2000
 Deducted from assets to
  which they apply:
   Allowance for doubtful
    accounts _____________   $25.7      $26.7         $15.0         $37.4
                             =====      =====         =====         =====
1999
 Deducted from assets to
  which they apply:
   Allowance for doubtful
    accounts _____________   $20.6      $20.5         $15.4         $25.7
                             =====      =====         =====         =====
1998
 Deducted from assets to
  which they apply:
   Allowance for doubtful
    accounts _____________   $20.5      $11.4         $11.3         $20.6
                             =====      =====         =====         =====

                             ---------------------

(/1/)Notes and accounts receivable written off as uncollectible, net of recoveries, changes attributable to foreign currency translation and activity related to businesses sold.

                             PPG INDUSTRIES, INC.
                         AND CONSOLIDATED SUBSIDIARIES
                         -----------------------------
                               INDEX TO EXHIBITS

Exhibit                                Incorporated by Reference
-------                                -------------------------
3     Restated Articles          Exhibit 3      - Form 10-Q for the quarter
      of Incorporation.                           ended March 31, 1995.

3.1   Statement with Respect to  Exhibit 3.1    - Form 10-K for the year
      Shares, amending the                        ended December 31, 1998.
      Restated Articles of
      Incorporation.

3.2   Bylaws.                    Exhibit 3      - Form 10-Q for the quarter
                                                  ended March 31, 2000.

4     Shareholders' Rights       Exhibit 4      - Form 8-K, dated February
      Plan.                                       19, 1998.

4.1   Indenture, dated as of     Exhibit 4.1    - Registration Statement on
      August 1, 1982.                             Form S-3 (No. 333-44397),
                                                  dated January 16, 1998.

4.2   First Supplemental         Exhibit 4.2    - Registration Statement on
      Indenture, dated as of                      Form S-3 (No. 333-44397),
      April 1, 1986.                              dated January 16, 1998.

4.3   Second Supplemental        Exhibit 4.3    - Registration Statement on
      Indenture, dated as of                      Form S-3 (No. 333-44397),
      October 1, 1989.                            dated January 16, 1998.

4.4   Third Supplemental         Exhibit 4.4    - Registration Statement on
      Indenture, dated as of                      Form S-3 (No. 333-44397),
      November 1, 1995.                           dated January 16, 1998.

10    PPG Industries, Inc.       Exhibit 10     - Form 10-Q for the quarter
      Nonqualified Retirement                     ended March 31, 1996.
      Plan, dated as of
      January 1, 1989, as
      Amended January 1, 1996.

10    Supplemental Executive     Exhibit 10.2   - Form 10-Q for the quarter
      Retirement Plan II.                         ended September 30, 1995.

10    Change in Control          Exhibit 10.5   - Form 10-Q for the quarter
      Employment Agreement.                       ended September 30, 1995.

10    PPG Industries, Inc.       Exhibit 10     - Form 10-Q for the quarter
      Stock Plan.                                 ended March 31, 1997.

Exhibit                                Incorporated by Reference
-------                                -------------------------
10    PPG Industries, Inc.       Exhibit 10.1   - Form 10-Q for the quarter
      Incentive Compensation                      ended March 31, 2000.
      and Deferred Income Plan
      for Key Employees.

10    PPG Industries, Inc.       Exhibit 10.3   - Form 10-K for the year
      Deferred Compensation                       ended December 31, 1997.
      Plan for Directors.

10    PPG Industries, Inc.       Exhibit 10.4   - Form 10-K for the year
      Total Shareholder                           ended December 31, 1998.
      Return Plan for Key
      Employees.

Exhibit                        Description
-------                        -----------
10.1     The Directors' Common Stock Plan, as amended April 19, 2000.

10.2 PPG Industries, Inc. Deferred Compensation Plan, as amended effective October 1, 2000.

10.3     PPG Industries, Inc. Executive Officers Annual Incentive Compensation Plan.

10.4     PPG Industries, Inc. Executive Officers Total Shareholder Return Plan.

12       Computation of Ratio of Earnings to Fixed Charges for the Five
         Years Ended December 31, 2000.

13       Company's 2000 Annual Report to Shareholders.

21       Subsidiaries of the Registrant.

23       Consent of Independent Auditors.

24       Powers of Attorney.

27       Financial Data Schedule.
