Form 10-Q
period 2001-03-31
PPG INDUSTRIES INC
filed 2001-05-03
CIK 79879

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended   March 31, 2001            Commission File Number   1-1687
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


As of March 31, 2001, 168,397,460 shares of the Registrant's common stock, par value $1.66-2/3 per share, were outstanding.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


                   Yes     X                         No ____
                          ---

                     PPG INDUSTRIES, INC. AND SUBSIDIARIES


                                     INDEX


                                                                         PAGE(S)
Part I. Financial Information

   Item 1.  Financial Statements (Unaudited):

     Condensed Statement of Income.......................................      2

     Condensed Balance Sheet.............................................      3

     Condensed Statement of Cash Flows...................................      4

     Notes to Condensed Financial Statements.............................   5-13


   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations..........................  14-18

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk...     18

Part II. Other Information

   Item 1.  Legal Proceedings............................................     19

   Item 2.  Change in Securities and Use of Proceeds.....................  19-20

   Item 4.  Submission of Matters to a Vote of Security Holders..........  20-21

   Item 6.  Exhibits and Reports on Form 8-K.............................     21


Signature.................................................................    22

                        PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements
------------------------------

                     PPG INDUSTRIES, INC. AND SUBSIDIARIES

                   Condensed Statement of Income (Unaudited)
                   -----------------------------------------
                      (Millions, except per share amounts)

                                                                                   Three Months Ended March 31
                                                                                -------------------------------
                                                                                    2001                  2000
                                                                                  ------                ------
Net sales.........................................................                $2,099                $2,152
Cost of sales.....................................................                 1,324                 1,319
                                                                                  ------                ------
   Gross profit...................................................                   775                   833
                                                                                  ------                ------

Other expenses (earnings):
   Selling, general and administrative............................                   351                   327
   Depreciation...................................................                    94                    93
   Research and development.......................................                    67                    70
   Interest.......................................................                    48                    43
   Amortization...................................................                    18                    19
   Business realignments (Note 3).................................                   101                     1
   Other, net.....................................................                   (18)                   24
                                                                                  ------                ------

       Total other expenses - net.................................                   661                   577
                                                                                  ------                ------

Income before income taxes and minority
   interest.......................................................                   114                   256

Income taxes......................................................                    48                   109

Minority interest.................................................                    10                     8
                                                                                  ------                ------

Net income........................................................                $   56                $  139
                                                                                  ======                ======

Earnings per common share (Note 2)................................                $ 0.33                $ 0.80
                                                                                  ======                ======

Earnings per common share - assuming
   dilution (Note 2)..............................................                $ 0.33                $ 0.79
                                                                                  ======                ======

Dividends per common share........................................                $ 0.42                $ 0.40
                                                                                  ======                ======

The accompanying notes to the condensed financial statements are an integral part of this statement.

                     PPG INDUSTRIES, INC. AND SUBSIDIARIES

                      Condensed Balance Sheet (Unaudited)
                      -----------------------------------

                                                                              March 31            Dec. 31
                                                                                 2001                2000
                                                                              -------             -------
                                                                                       (Millions)
Assets
------
Current assets:
   Cash and cash equivalents......................................            $    78             $   111
   Receivables-net................................................              1,617               1,563
   Inventories (Note 4)...........................................              1,141               1,121
   Other..........................................................                325                 298
                                                                              -------             -------
       Total current assets.......................................              3,161               3,093

Property (less accumulated depreciation of
   $4,223 million and $4,148 million).............................              2,849               2,941
Investments.......................................................                331                 320
Goodwill (less accumulated amortization of
   $131 million and $128 million).................................                997               1,032
Identifiable intangible assets (less accumulated
   amortization of $110 million and $102 million).................                598                 616
Prepaid pension asset.............................................                927                 919
Other assets......................................................                198                 204
                                                                              -------             -------
       Total......................................................            $ 9,061             $ 9,125
                                                                              =======             =======

Liabilities and Shareholders' Equity
------------------------------------
Current liabilities:
   Short-term debt and current
       portion of long-term debt..................................            $ 1,284             $ 1,161
   Accounts payable and accrued liabilities.......................              1,374               1,382
                                                                              -------             -------
       Total current liabilities..................................              2,658               2,543

Long-term debt....................................................              1,701               1,810
Deferred income taxes.............................................                547                 543
Accumulated provisions............................................                484                 475
Other postretirement benefits.....................................                526                 529
                                                                              -------             -------
       Total liabilities..........................................              5,916               5,900
                                                                              -------             -------

Commitments and contingent liabilities  (Note 9)..................
Minority interest.................................................                131                 128
                                                                              -------             -------

Shareholders' equity:
   Common stock...................................................                484                 484
   Additional paid-in capital.....................................                106                 102
   Retained earnings..............................................              6,430               6,444
   Treasury stock.................................................             (3,505)             (3,508)
   Unearned compensation..........................................               (103)               (114)
   Accumulated other comprehensive loss (Note 5)..................               (398)               (311)
                                                                              -------             -------
       Total shareholders' equity.................................              3,014               3,097
                                                                              -------             -------

       Total......................................................            $ 9,061             $ 9,125
                                                                              =======             =======

The accompanying notes to the condensed financial statements are an integral part of this statement.

                     PPG INDUSTRIES, INC. AND SUBSIDIARIES

                 Condensed Statement of Cash Flows (Unaudited)
                 ---------------------------------------------

                                                                           Three Months Ended
                                                                           ------------------
                                                                                March 31
                                                                               ---------
                                                                         2001              2000
                                                                         ----              ----
                                                                               (Millions)

Cash from operating activities....................................      $  50            $   90
                                                                        -----            ------
Investing activities:
   Capital spending
       Additions to property and investments......................        (57)             (118)
       Business acquisitions, net of cash balances acquired.......         (8)             (106)
   Reduction of property and investments..........................         (2)               11
                                                                        -----            ------
       Cash used for investing activities.........................        (67)             (213)
                                                                        -----            ------

Financing activities:
   Net change in borrowings with maturities of three months or
     less.........................................................         50               186
   Proceeds from other short-term debt............................         55                67
   Repayment of other short-term debt.............................        (45)              (73)
   Proceeds from long-term debt...................................          2                 1
   Repayment of long-term debt....................................        (16)              (13)
   Repayment of loans by employee stock ownership plan............         11                13
   Issuance of treasury stock, net................................          -                 2
   Dividends paid.................................................        (71)              (70)
                                                                        -----            ------
       Cash (used for) provided by financing activities...........        (14)              113
                                                                        -----            ------

Effect of currency exchange rate changes on cash and cash
     equivalents..................................................         (2)               (3)
                                                                        -----            ------

Net decrease in cash and cash equivalents.........................        (33)              (13)

Cash and cash equivalents, beginning of period....................        111               158
                                                                        -----            ------

Cash and cash equivalents, end of period..........................      $  78            $  145
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

                     PPG INDUSTRIES, INC. AND SUBSIDIARIES

              Notes to Condensed Financial Statements (Unaudited)
              ---------------------------------------------------


1.  Financial Statements
    --------------------

    The condensed financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position of PPG Industries, Inc. and subsidiaries (the Company or PPG) at March 31, 2001 and the results of their operations and their cash flows for the three months ended March 31, 2001 and 2000. These condensed financial statements should be read in conjunction with the financial statements and notes thereto incorporated by reference in PPG's Annual Report on Form 10-K for the year ended December 31, 2000.

    The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year. In the fourth quarter of 2000 the Company changed its policy for classifying freight costs from a deduction in arriving at net sales to an expense in cost of sales as required by Emerging Issues Task Force 00-10, "Accounting for Shipping and Handling Fees and Costs." As a result, sales and cost of sales have been restated by an equal amount for each prior period presented.

    Change in Method of Accounting
    Effective January 1, 2001, PPG adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These standards require the Company to recognize all derivatives as either assets or liabilities at fair value in its balance sheet. The accounting for changes in the fair value of a derivative depends on the use of the derivative. To the extent that a derivative is effective as a hedge of a future exposure to changes in value, the fair value of the derivative is deferred in other comprehensive income. Any portion considered to be ineffective is reported in earnings immediately.

    Adoption of these new standards on January 1, 2001 resulted in an increase to current assets and current liabilities of $70 million and $26 million, respectively, and transition adjustments of $43 million in other comprehensive income and in net income of less than $1 million.

2.   Earnings Per Common Share
     -------------------------

     The following table reflects the earnings per common share calculations for the three months ended March 31, 2001 and 2000.

                                                                        Three Months Ended March 31
                                                                        ---------------------------
     (Millions, except per share amounts)                                2001                  2000
                                                                        ------                ------
     Earnings per common share
          Net income..............................................      $   56                $  139
                                                                        ------                ------
          Weighted average common shares
            outstanding...........................................       168.3                 174.1
                                                                        ------                ------
          Earnings per common share...............................      $ 0.33                $ 0.80
                                                                        ======                ======
       Earnings per common share -
             assuming dilution
          Net income..............................................      $   56                $  139
                                                                        ------                ------
          Weighted average common shares
            outstanding...........................................       168.3                 174.1
          Effect of dilutive securities:
            Stock options.........................................         0.1                   0.3
            Other stock compensation plans........................         0.7                   1.3
                                                                        ------                ------
          Potentially dilutive common shares......................         0.8                   1.6
                                                                        ------                ------
          Adjusted common shares
            outstanding...........................................       169.1                 175.7
                                                                        ------                ------
          Earnings per common share -
            assuming dilution.....................................      $ 0.33                $ 0.79
                                                                        ======                ======

3.   Business Realignments
     ---------------------

During the first quarter of 2001, the Company finalized plans to reduce costs, increase efficiencies and accelerate performance improvement and took a charge of $101 million for restructuring and other related activities, including severance and other costs of $67 million and asset dispositions of $34 million. It is expected that these activities will be completed by March 2002.

                                Severance and         Asset             Total        Employees
                                 Other Costs       Dispositions         Charge        Covered
                                 -----------       ------------         ------        -------
                                                         (Millions)
Coatings.....................       $   60            $    23           $   83         1,072
Glass........................            4                  6               10           254
Chemicals....................            2                  5                7            23
Corporate....................            1                  -                1            18
                                    ------            -------           ------         -----
   Total PPG.................       $   67            $    34           $  101         1,367
   First Quarter Activity....          (11)               (11)             (22)         (293)
                                    ------            -------           ------         -----
 Balance, end of period......       $   56            $    23           $   79         1,074
                                    ======            =======           ======         =====

During 2000, the Company finalized restructuring plans for certain locations related to the integration of the automotive and industrial coatings businesses of Imperial Chemical Industries PLC (the ICI business) and PRC-DeSoto International, Inc. (PRC-DeSoto). These restructuring plans were originally developed at the acquisition date (principally July 1999). The plans cover severance benefits for 618 employees, as well as other costs, and resulted in an increase to goodwill of $24 million and a charge of $1 million in 2000. As of March 31, 2001, $18 million has been paid to 605 employees, and the remaining reserve of $7 million, which covers 13 employees and other exit costs, is expected to be utilized in 2001.

During 2000, PPG Auto Glass L.L.C. (PPG Auto Glass) accrued severance and other restructuring related costs of $10 million, resulting in an increase to goodwill of $6 million and a pre-tax charge of $4 million. In addition, PPG Auto Glass incurred one-time integration costs of $2 million. The restructuring plans include severance benefits for 133 employees and other exit costs. As of March 31, 2001, $6 million has been paid, including $2 million to 113 employees. The remaining reserve of $4 million, which includes severance for 20 employees and other restructuring costs, is expected to be paid by the end of 2001.

In the fourth quarter of 2000, the Company took charges of $3 million related to work force reductions in the coatings business for 65 people. As of March 31, 2001, $2 million has been paid to 63 employees. The remaining reserve will be paid by mid-2001.

During 1999, the Company approved restructuring plans associated with the integration of the packaging coatings acquisition and cost reduction activities across all of the businesses that resulted in charges of $47 million. The components of the plans included severance benefits for 519 employees and estimated losses of $17 million on the disposition of a redundant European facility and the disposition of the assets of a U.S. coatings facility. Additionally in 2000, severance reserves for 121 people totaling $5 million were reversed due to changes in estimates. As of March 31, 2001, the asset dispositions are complete and $22 million has been paid under the plans to 379 employees and to cover other exit costs. The remaining balance of $3 million will be substantially utilized by mid-2001.

4.   Inventories
     -----------

     Inventories at March 31, 2001 and December 31, 2000 are detailed below.

                                                          March 31      Dec. 31
                                                            2001          2000
                                                          --------      -------
                                                               (Millions)

     Finished products and work in process..........      $  819        $  807
     Raw materials..................................         207           198
     Supplies.......................................         115           116
                                                          ------        ------

         Total......................................      $1,141        $1,121
                                                          ======        ======

     Most domestic and certain foreign inventories are valued using the last-in, first-out method. If the first-in, first-out method had been used, inventories would have been $181 million and $183 million higher at March 31, 2001 and December 31, 2000, respectively.

5.   Comprehensive Income
     --------------------

     Total comprehensive (loss) income for the three months ended March 31, 2001 and 2000 was as follows:

                                                                                  Three Months Ended March 31
                                                                                  2001                   2000
                                                                                  ----                   ----
                                                                                             (Millions)
      Net income.................................................                 $  56                  $ 139
                                                                                  -----                  -----
      Other comprehensive loss, net of tax:
         Currency translation adjustment.........................                   (83)                   (56)
         Minimum pension liability adjustment....................                    (6)                     2
         Unrealized gains (losses) on marketable securities......                     4                     (5)
         Transition adjustment on derivatives (Note 1)...........                    43                      -
         Net change - derivatives (Note 8).......................                   (45)                     -
                                                                                  -----                  -----
                                                                                    (87)                   (59)
                                                                                  -----                  -----

               Total comprehensive (loss) income....................              $ (31)                 $  80
                                                                                  =====                  =====

     As of March 31, 2001 and December 31, 2000, accumulated other comprehensive loss, as reflected on the condensed balance sheet, was comprised of the following:

                                                                                 March 31              Dec. 31
                                                                                   2001                  2000
                                                                                   ----                  ----
                                                                                            (Millions)
      Accumulated derivative loss (Note 8).........................               $  (2)                 $   -
      Currency translation adjustment..............................                (365)                  (282)
      Minimum pension liability adjustment.........................                 (35)                   (29)
      Unrealized gains on marketable securities....................                   4                      -
                                                                                  -----                  -----
        Accumulated other comprehensive loss.......................               $(398)                 $(311)
                                                                                  =====                  =====

6.   Cash Flow Information
     ---------------------

     Cash payments for interest were $58 million and $54 million for the three months ended March 31, 2001 and 2000, respectively. Net cash payments for income taxes for the three months ended March 31, 2001 and 2000 were $35 million and $19 million, respectively.

7.   Business Segment Information
     ----------------------------

     Business segment net sales and operating income for the three months ended March 31, 2001 and 2000 were as follows:


                                                                                   Three Months Ended March 31
                                                                                -------------------------------
                                                                                   2001                  2000
                                                                                  ------                ------
                                                                                           (Millions)
     Net sales:
       Coatings (a)..................................................             $1,106                $1,178
       Glass.........................................................                583                   565
       Chemicals (b).................................................                413                   412
       Intersegment net sales........................................                 (3)                   (3)
                                                                                  ------                ------

          Total......................................................             $2,099                $2,152
                                                                                  ======                ======

     Operating income:
       Coatings......................................................             $   61                $  167
       Glass.........................................................                 85                    98
       Chemicals.....................................................                 23                    74
                                                                                  ------                ------

          Total......................................................                169                   339

     Interest expense - net..........................................                (43)                  (40)

     Other unallocated corporate expense - net (c)...................                (12)                  (43)
                                                                                  ------                ------
      Income before income taxes and
       minority interest (d).........................................             $  114                $  256
                                                                                  ======                ======

(a) Includes intersegment net sales of $1 million for each of the three-month periods.

(b) Includes intersegment net sales of $2 million for each of the three-month periods.

(c) Includes for the three months ended March 31, 2000, a pre-tax charge of $39 million representing the write-off of an equity investment in Pittsburgh Corning Corporation, which filed for reorganization under the federal bankruptcy code.

(d) Includes for the three months ended March 31, 2001, a pre-tax charge of $101 million for restructuring and other related activities, including severance and other costs of $67 million and asset dispositions of $34 million. See Note 3, "Business Realignments," for amounts by business segment.


8.   Derivative Financial Instruments
     --------------------------------

     PPG is exposed to certain market risks arising from transactions that are entered into in the normal course of business. The Company may enter into derivative financial instrument transactions in order to manage or reduce this market risk. PPG's policies do not permit active trading of, or speculation in, derivative financial instruments.

     PPG manages its foreign currency transaction risk to minimize the volatility of cash flows caused by currency fluctuations by forecasting foreign currency-denominated cash flows of each subsidiary for a 12-month period and aggregating these cash inflows and outflows in each currency to determine the overall net transaction exposures. Decisions on whether to use derivative financial instruments to hedge the net transaction exposures are made based on the amount of those exposures, by currency, and an assessment of the near-term outlook for each currency. The Company's policy permits the use of foreign currency forward and option contracts to hedge up to 70% of its anticipated net foreign currency cash flows over the next 12-month period. These contracts are not designated as hedging instruments. Therefore, the change in the fair value of these instruments is recorded in earnings in the period of change in "Other, net" in the condensed statement of income. Such amount was not material for the quarter ended March 31, 2001.

     The sales, costs, assets and liabilities of our non-U.S. operations must be reported in U.S. dollars in order to prepare consolidated financial statements which gives rise to translation risk. The Company monitors its exposure to translation risk and enters into derivative foreign currency contracts to hedge its exposure, as deemed appropriate. This risk management strategy does not qualify for hedge accounting under the provisions of SFAS No. 133; therefore, the change in the fair value of these instruments is recorded in earnings in the period of change in "Other, net" in the condensed statement of income. Such amount was not material for the quarter ended March 31, 2001.

     PPG designates forward currency contracts as hedges against the Company's exposure to variability in exchange rates on intercompany borrowings denominated in foreign currencies. To the extent effective, changes in the fair value of these instruments are deferred in other comprehensive income and subsequently reclassified to "Other, net" in the condensed statement of income as foreign exchange gains and losses are recognized on the intercompany borrowings. The portion of the change in fair value considered to be ineffective is reported in "Other, net" in the condensed statement of income. Such amount was not material for the quarter ended March 31, 2001.

     The Company manages its interest rate risk in order to balance its exposure between fixed and variable rates while attempting to minimize its interest costs. Generally, the Company maintains variable interest rate debt at a level of 25% to 50% of total borrowings. PPG principally manages its interest rate risk by retiring and issuing debt from time to time. To a limited extent, PPG manages its interest rate risk through the use of interest rate swaps. To the extent effective, changes in the fair value of these instruments are deferred in other comprehensive income and reclassified to interest expense as the interest expense is accrued on the underlying debt. As of January 1, 2001 and March 31, 2001, the fair value of interest rate swaps was not material.

     Currently, the Company's principal use of derivative financial instruments is to manage its exposure to fluctuating natural gas prices through the use of natural gas swap and option contracts. To the extent that these instruments are effective in hedging PPG's exposure to price changes, changes in the hedge contracts' fair values are deferred in other comprehensive income and reclassified to cost of sales as the natural gas is purchased. Changes in the time value of option contracts are excluded from the Company's assessment of hedge effectiveness and reported in earnings immediately. The amount of ineffectiveness, which is reported in "Other, net" in the condensed statement of income for the quarter ended March 31, 2001, was immaterial.

     No derivative instrument initially designated as a hedge instrument was undesignated or discontinued as a hedging instrument for the quarter ended March 31, 2001. Derivative instruments designated as hedging instruments mature within the next twelve months. During the three months ended March 31, 2001, $23 million of accumulated gain on derivatives was reclassified from accumulated other comprehensive income to earnings and other comprehensive income decreased by $22 million from current period risk management activities and the related tax effects of such activities.

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

     For over thirty years, the Company has been a defendant in lawsuits involving claims alleging personal injury from exposure to asbestos. Aggregate settlements by PPG to date have been immaterial. Over the past few years, the number of asbestos-related claims against the Company, as well as numerous other defendants, has increased. At March 31, 2001, the Company was one of many defendants in numerous asbestos-related lawsuits involving approximately 116,000 claims. In many of the cases, the plaintiffs allege that the Company should be liable for injuries from products manufactured and distributed by Pittsburgh Corning Corporation ("PC"). The Company and Corning Incorporated are each 50% shareholders of PC. The Company believes it is not responsible for any injuries caused by PC products and intends to defend against such claims. Prior to 2000, PPG had never been found liable for any such claims, and in numerous cases PPG had been dismissed on motions prior to trial. In January 2000, in a trial in a state court in Texas involving six plaintiffs, the jury found PPG not liable. However, a week later in a separate trial also in a state court in Texas, another jury found PPG, for the first time, partly responsible for injuries to five plaintiffs alleged to be caused by PC products. The Company intends to appeal that verdict.

     On April 16, 2000, PC filed for Chapter 11 bankruptcy in the Federal Bankruptcy Court in Pittsburgh, Pennsylvania. Accordingly, in the first quarter of 2000, the Company recorded an after-tax charge of $35 million for the write-off of all of its equity investment in PC. As a consequence of the bankruptcy filing and the various motions and orders in that proceeding, the asbestos litigation against PC and PPG has been stayed, and the filing of additional asbestos suits against them has been enjoined, until May 21, 2001, and the court has indicated that the stay will be extended for an additional 90 days after this date. During the pendency of the stay, interested parties, including PC and PPG, among others, have been engaged in discussions to determine whether a settlement of all current and potential asbestos claims can be agreed on within the context of the PC bankruptcy proceeding. These settlement discussions involve numerous, complex issues. Accordingly, it is impossible to predict whether or on what terms a voluntary settlement, if any, on the part of PPG might be reached.

     Although PPG believes it has adequate insurance for the lawsuits and claims against PPG described above, certain of PPG's insurers are contesting coverage with respect to some of these claims. PPG's lawsuits and claims against others include claims against insurers and other third parties with respect to actual and contingent losses related to environmental, asbestos and other matters. Except with respect to any PPG contribution arising out of a possible voluntary settlement of asbestos claims as discussed above, the amount of which cannot be predicted, management believes that, in the aggregate, the outcome of all lawsuits and claims involving PPG will not have a material effect on PPG's consolidated financial position, results of operations or liquidity.

     It is PPG's policy to accrue expenses for environmental contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Reserves for environmental contingencies are exclusive of claims against third parties and are not discounted. As of March 31, 2001 and December 31, 2000, PPG had reserves for environmental contingencies totaling $83 million and $84 million, respectively. Pre-tax charges against income for environmental remediation costs totaled $1 million for each of the three months ended March 31, 2001 and 2000 and are included in "Other, net" in the condensed statement of income. Cash outlays related to such environmental remediation for the three months ended March 31, 2001 and 2000 aggregated $5 million and $4 million, respectively.

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

     In addition to the amounts currently reserved, the Company may be subject to loss contingencies related to environmental matters estimated to be as much as $200 million to $400 million, which range is unchanged from December 31, 2000. Such unreserved losses are reasonably possible but are not currently considered to be probable of occurrence. Although insurers and other third parties may cover a portion of these costs, to the extent they are incurred, any potential recovery is not included in this unreserved exposure to future loss. The Company's environmental contingencies are expected to be resolved over an extended period of time.

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

     A major customer of one of the Company's Asian coatings joint ventures is experiencing financial difficulties. Should this customer be unable to pay the amounts owed to our investee or cease operations, our loss would be limited to the carrying value of the Company's investment in the joint venture which was approximately $20 million as of March 31, 2001.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations
         -------------

Performance Overview

Sales decreased 2% for the first quarter of 2001 to $2.1 billion compared to $2.2 billion for the first quarter of 2000. The combination of a 1% sales volume decline across all of our business segments and a 3% decline from foreign currency translation primarily in our coatings segment contributed to the sales decline. These negative factors were partially offset by a 2% increase due to higher selling prices in our chemicals and glass segments.

The gross profit percentage decreased to 36.9% for the first quarter of 2001 compared to 38.7% for the same quarter of 2000. The decrease in the gross profit percentage was due to higher energy costs in our glass and chemical segments that was offset, in part, by higher selling prices within our chemicals segment.

Net income and earnings per share, diluted, for the first quarter of 2001 was $56 million and $0.33, respectively, compared to $139 million and $0.79, respectively, for the same quarter in 2000. Net income for the first quarter of 2001 included after-tax charge of $71 million for restructuring and other related activities and net income for the first quarter of 2000 included an after-tax charge of $35 million for the write-off of an equity investment. Excluding these charges, net income and earnings per share, diluted, for the first quarter of 2001 was $127 million and $0.75, respectively, compared to $174 million and $0.99, respectively, for the same quarter in 2000.

Performance of Business Segments

Coatings sales decreased 6% to $1.11 billion compared to $1.18 billion for the first quarter of 2000. The combination of a decrease in sales volume of 3%, primarily in our North American automotive original and industrial coatings businesses, and a 4% decline from the negative effects of foreign currency translation contributed to the sales decline. These sales decreases were offset slightly by a 1% increase in sales from our acquisition of Monarch Paint Co., which occurred in February 2000. Operating income was $61 million for the first quarter of 2001 compared to $167 million for the same quarter of 2000. Operating income for the first quarter of 2001 included pre-tax restructuring and other related costs of $83 million, as previously discussed. Excluding these charges, operating income for the first quarter of 2001 was $144 million. The decrease in operating income is attributable to lower sales volumes and the effect of inflation primarily in our automotive original equipment and refinish businesses offset by improved manufacturing efficiencies in our refinish business.

Glass sales increased 3% to $583 million compared to $565 million for the first quarter of 2000. Sales increased 3% due to higher selling prices, primarily for our fiber glass products, and 5% due to increased sales volumes from our automotive replacement glass business and PPG Auto Glass L.L.C. These increases were offset partially by decreased sales volumes of 4% within our automotive original and U.S. fiber glass reinforcement businesses and a 1% decline due to foreign currency translation. Operating income was $85 million for the first quarter of 2001 compared to $98 million for the same quarter of 2000. Operating income for the first quarter of 2001 included pre-tax restructuring and other related costs of $10 million, as previously discussed. Excluding these charges, operating income for the first quarter of 2001 was $95 million. The decrease in operating income is attributable to lower sales volumes primarily in our automotive original business and the effects of higher natural gas costs. These negative factors were partially offset by higher selling prices in our fiber glass reinforcement business.

Chemicals sales of $411 million were comparable to $410 million for the first quarter of 2000. A sales increase of 5% resulting from higher selling prices for our chlorine and other chlor-alkali products, was offset by a 4% decline in sales volume of our chlor-alkali products and a 1% decline from the negative effects of foreign currency translation. Operating income was $23 million for the first quarter of 2001 compared to $74 million for the same quarter of 2000. Operating income for the first quarter of 2001 included pre-tax restructuring and other related costs of $7 million, as previously discussed. Excluding these charges, operating income for the first quarter of 2001 was $30 million. The decrease in operating income is attributable to lower sales volumes, higher natural gas costs and decreased manufacturing efficiencies offset, in part, by higher selling prices.

Other Factors

The Company's pre-tax earnings for the first quarter of 2001 and 2000 included net periodic pension income of $13 million and $21 million, respectively, related to its U.S. defined benefit pension plans.

The tax rate on on-going operations for 2001 is 36.0% and reflects an improvement in the regional mix of non-U.S. taxable earnings and a lower effective state tax rate when compared with the prior year. Restructuring charges, which reflected a tax benefit at a rate of 30.0%, raised the overall effective tax rate for the first quarter of 2001 to 42.1%. The overall effective tax rate of 42.6% for the first quarter of 2000 reflects a 38.5% tax rate on on-going operations and the adverse effects of the write-off of an equity investment, which was not deductible for tax purposes.

Accounting Standards

Effective January 1, 2001, PPG adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These standards require the Company to recognize all derivatives as either assets or liabilities at fair value in its balance sheet. The accounting for changes in the fair value of a derivative depends on the use of the derivative. To the extent that a derivative is effective as a hedge of a future exposure to changes in value, the fair value of the derivative is deferred in other comprehensive income. Any portion considered to be ineffective is reported in earnings immediately.

Adoption of these new standards on January 1, 2001 resulted in an increase to current assets and current liabilities of $70 million and $26 million, respectively, and transition adjustments of $43 million in other comprehensive income and in net income of less than $1 million.

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

Commitments and Contingent Liabilities, including Environmental Matters

PPG is involved in a number of lawsuits and claims, both actual and potential, including some that it has asserted against others, in which substantial monetary damages are sought. These lawsuits and claims relate to product liability, contract, patent, environmental, antitrust and other matters arising out of the conduct of PPG's business. See Note 9, "Commitments and Contingent Liabilities," to the condensed financial statements in this Form 10-Q for an expanded description of certain of these lawsuits. PPG's lawsuits and claims against others include claims against insurers and other third parties with respect to actual and contingent losses related to environmental and other matters. As discussed in Note 9, except with respect to any PPG contribution arising out of a possible voluntary settlement of asbestos claims, the amount of which cannot be predicted, management believes that, in the aggregate, the outcome of all lawsuits and claims involving PPG will not have a material effect on PPG's consolidated financial position, results of operations or liquidity.

It is PPG's policy to accrue expenses for environmental contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Reserves for environmental contingencies are exclusive of claims against third parties and are not discounted. As of March 31, 2001 and December 31, 2000, PPG had reserves for environmental contingencies totaling $83 million and $84 million, respectively. Pre-tax charges against income for environmental remediation costs totaled $1 million for each of the three months ended March 31, 2001 and 2000 and are included in "Other, net" in the condensed statement of income. Cash outlays related to such environmental remediation for the three months ended March 31, 2001 and 2000 aggregated $5 million and $4 million, respectively.

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

In addition to the amounts currently reserved, the Company may be subject to loss contingencies related to environmental matters estimated to be as much as $200 million to $400 million, which range is unchanged from December 31, 2000. Such unreserved losses are reasonably possible but are not currently considered to be probable of occurrence. Although insurers and other third parties may cover a portion of these costs, to the extent they are incurred, any potential recovery is not included in this unreserved exposure to future loss. The Company's environmental contingencies are expected to be resolved over an extended period of time.

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

A major customer of one of the Company's Asian coatings joint ventures is experiencing financial difficulties. Should this customer be unable to pay the amounts owed to our investee or cease operations, our loss would be limited to the carrying value of the Company's investment in the joint venture which was approximately $20 million as of March 31, 2001.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

With the exception of natural gas swap and option contracts, there were no material changes in the Company's exposure to market risk from December 31, 2000. See Note 8, "Derivative Financial Instruments," to the condensed financial statements in the Form 10-Q for an expanded description of these market risks.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

In the Company's Form 10-K for the year ended December 31, 2000, it was reported that the Company has been a defendant in lawsuits involving claims alleging personal injury from exposure to asbestos. In many of the cases, the plaintiffs allege that the Company should be liable for injuries involving asbestos-containing thermal insulation products manufactured and distributed by Pittsburgh Corning Corporation (PC). The Company and Corning Incorporated are each 50% shareholders of PC. On April 16, 2000, PC filed for Chapter 11 bankruptcy in the Federal Bankruptcy Court in Pittsburgh, Pennsylvania. Accordingly in the first quarter of 2000, the Company recorded an after-tax charge of $35 million for the write-off of all of its equity investment in PC. As a consequence of the bankruptcy filing and the various motions and orders in that proceeding, the asbestos litigation against PC and PPG has been stayed, and the filing of additional asbestos suits against them has been enjoined, until May 21, 2001, and the court has indicated that the stay will be extended for an additional 90 days after this date. During the pendency of the stay, interested parties, including PC and PPG, among others, have been engaged in discussions to determine whether a settlement of all current and potential asbestos claims can be agreed on within the context of the PC bankruptcy proceeding. These settlement discussions involve numerous, complex issues. Accordingly, it is impossible to predict whether or on what terms a voluntary settlement, if any, on the part of PPG might be reached.

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

Under the Company's Deferred Compensation Plan for Directors, each Director must defer receipt of such compensation as the Board mandates. Currently, the Board mandates deferral of one-third of each payment of the basic annual retainer of each Director. Each Director may also elect to defer the receipt of (1) an additional one-third of each payment of the basic annual retainer, (2) all of the basic annual retainer, or (3) all compensation. All deferred payments are held in the form of Common Stock Equivalents. Payments out of the deferred accounts are made in the form of Common Stock of the Company (and cash as to any fractional Common Stock Equivalent). In the first quarter of 2001, the Directors, as a group, were credited with 886 Common Stock Equivalents under this Plan. The values of the Common Stock Equivalents, when credited, ranged from $46.18 to $54.70.

Under the Directors' Common Stock Plan, each Director who neither is nor was an employee of the Company is credited annually with Common Stock Equivalents worth one-half of the Director's basic annual retainer. Upon termination of service, the Common Stock Equivalents held in a Director's account are converted to and paid in Common Stock of the Company (and cash as to any fractional Common Stock Equivalent). In the first quarter of 2001, the Directors, as a group, received 281 Common Stock Equivalents under this Plan. The value of each Common Stock Equivalents, when credited, was $54.70.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

At the Company's Annual Meeting of Shareholders held on April 19, 2001 (the Annual Meeting), the shareholders voted on the election of four directors to serve for the terms indicated in the proxy statement relating to the Annual Meeting.

1. On the matter of the election of four directors to serve for the terms indicated in the proxy statement relating to the Annual Meeting, the vote was as follows:


        Nominees              Votes For           Votes Against
        --------              ---------           -------------
    James G. Berges          133,488,645            2,347,183
    Erroll B. Davis, Jr.     133,502,830            2,332,998
    Allen J. Krowe           133,340,888            2,494,940
    Robert Mehrabian         133,455,059            2,380,769

There were no broker non-votes with respect to this matter. Each of the nominees was elected to serve as a director for the terms indicated in the proxy statement relating to the Annual Meeting.

The following proposals were approved by the margins indicated:

2. Adoption of the Executive Officers' Annual Incentive Compensation Plan, the vote was as follows:


        Votes For             Votes Against          Votes Abstain
        ---------             -------------          -------------
       119,014,844              14,771,597             2,046,387

There were 3,000 broker non-votes with respect to this matter.

3. Adoption of the Executive Officers' Total Shareholder Return Plan, the vote was as follows:


        Votes For             Votes Against           Votes Abstain
        ---------             -------------           -------------
       124,961,377              8,827,440               2,044,011

There were 3,000 broker non-votes with respect to this matter.

The following proposals were not approved by the margins indicated:

4. Shareholder proposal regarding the declassification of the Company's Board of Directors, the vote was as follows:


        Votes For             Votes Against          Votes Abstain
        ---------             -------------          -------------
       52,863,641              62,351,553              6,002,286

There were 14,618,348 broker non-votes with respect to this matter.

5. Shareholder proposal regarding the adoption of a workplace code of conduct based on international labor organization conventions, the vote was as follows:


        Votes For             Votes Against          Votes Abstain
        ---------             -------------          -------------
       10,534,727              100,035,069             10,650,684

There were 14,615,348 broker non-votes with respect to this matter.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------


      (a)  Exhibits

           (12) Computation of Ratio of Earnings to Fixed Charges


      (b)  Reports on Form 8-K

           (1) The Company filed a Form 8-K on February 26, 2001, attaching a press release. The release recommended that shareholders reject an offer by TRC Capital Corporation to purchase up to 5,750,000 shares of the Company's common stock at a price of $45.75 per share.

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



                                                 PPG INDUSTRIES, INC.
                                           --------------------------------
                                                    (Registrant)




Date: May 3, 2001                        By       /s/ W. H. Hernandez
                                           ---------------------------------
                                                     W. H. Hernandez
                                              Senior Vice President, Finance
                                                 (Principal Financial and
                                                  Accounting Officer and
                                                 Duly Authorized Officer)

                     PPG INDUSTRIES, INC. AND SUBSIDIARIES
                     -------------------------------------


                               INDEX TO EXHIBITS


Exhibit
Number         Description
------         -----------

(12)           Computation of Ratio of Earnings to Fixed Charges.