Form 10-Q
period 2001-06-30
PPG INDUSTRIES INC
filed 2001-07-27
CIK 79879

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended    June 30, 2001          Commission File Number     1-1687
                  -------------------                              -------------



                             PPG INDUSTRIES, INC.
            (Exact name of registrant as specified in its charter)



                 Pennsylvania                                 25-0730780
 (State or other jurisdiction of incorporation             (I.R.S. Employer
               or organization)                           Identification No.)


    One PPG Place, Pittsburgh, Pennsylvania                      15272
   (Address of principal executive offices)                   (Zip Code)


                                 (412) 434-3131
             (Registrant's telephone number, including area code)



As of June 30, 2001, 168,257,246 shares of the Registrant's common stock, par value $1.66-2/3 per share, were outstanding.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

             Yes     X                      No ______
                  -------

                     PPG INDUSTRIES, INC. AND SUBSIDIARIES



                                     INDEX

                                                                                                            PAGE(S)
Part I.   Financial Information

     Item 1.   Financial Statements (Unaudited):

         Condensed Statement of Income.....................................................................       2

         Condensed Balance Sheet...........................................................................       3

         Condensed Statement of Cash Flows.................................................................       4

         Notes to Condensed Financial Statements...........................................................    5-13


     Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations........................................................   14-19

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk..................................       19

Part II.  Other Information

     Item 1.  Legal Proceedings...........................................................................       20

     Item 2.  Change in Securities and Use of Proceeds....................................................       20

     Item 6.  Exhibits and Reports on Form 8-K............................................................    21-22


Signature.................................................................................................       23

                         PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements
------------------------------

                     PPG INDUSTRIES, INC. AND SUBSIDIARIES

                   Condensed Statement of Income (Unaudited)
                   -----------------------------------------
                     (Millions, except per share amounts)

                                                                      Three Months                  Six Months
                                                                      Ended June 30                 Ended June 30
                                                                      -------------                 -------------
                                                                  2001           2000           2001          2000
                                                              ------------   ------------   -----------   ------------
Net sales..........................................             $    2,164     $    2,275   $     4,263    $     4,427
Cost of sales......................................                  1,342          1,392         2,666          2,711
                                                              ------------   ------------  ------------   -----------
    Gross profit...................................                    822            883         1,597          1,716
                                                              ------------   ------------  ------------   ------------

Other expenses (earnings):
    Selling, general and administrative............                    342            343           693            670
    Depreciation...................................                     94             94           188            187
    Research and development.......................                     67             70           134            140
    Interest.......................................                     46             44            94             87
    Amortization...................................                     18             18            36             37
    Business realignments (Note 3) ................                      -             (1)          101              -
    Other, net.....................................                     (6)           (28)          (24)            (4)
                                                              ------------   ------------   -----------   ------------

        Total other expenses - net.................                    561            540         1,222          1,117
                                                              ------------   ------------   -----------   ------------

Income before income taxes and minority
    interest.......................................                    261            343           375            599

Income taxes.......................................                     94            132           142            241

Minority interest..................................                     12              6            22             14
                                                              ------------   ------------  ------------   ------------

Net income.........................................             $      155     $      205    $      211     $      344
                                                                ==========     ==========    ==========     ==========

Earnings per common share (Note 2).................             $     0.92     $     1.18    $     1.25     $     1.98
                                                                ==========     ==========    ==========     ==========

Earnings per common share - assuming
     dilution (Note 2).............................             $     0.92     $     1.17    $     1.25     $     1.96
                                                                ==========     ==========    ==========     ==========

Dividends per common share.........................             $     0.42     $     0.40    $     0.84     $     0.80
                                                                ==========     ==========    ==========     ==========

The accompanying notes to the condensed financial statements are an integral part of this statement.

                     PPG INDUSTRIES, INC. AND SUBSIDIARIES

                      Condensed Balance Sheet (Unaudited)
                      -----------------------------------

                                                                                     June 30           Dec. 31
                                                                                       2001              2000
                                                                                    -----------       -----------
Assets                                                                                       (Millions)
------
Current assets:
     Cash and cash equivalents ................................................         $   118           $   111
     Receivables-net ..........................................................           1,637             1,563
     Inventories (Note 4) .....................................................           1,076             1,121
     Other ....................................................................             305               298
                                                                                        -------           -------
         Total current assets .................................................           3,136             3,093

Property (less accumulated depreciation of
     $4,259 million and $4,148 million) .......................................           2,801             2,941
Investments ...................................................................             302               320
Goodwill (less accumulated amortization of
     $138 million and $128 million) ...........................................             983             1,032
Identifiable intangible assets (less accumulated
     amortization of $119 million and $102 million) ...........................             587               616
Prepaid pension asset .........................................................             952               919
Other assets ..................................................................             191               204
                                                                                        -------           -------
         Total ................................................................         $ 8,952           $ 9,125
                                                                                        =======           =======

Liabilities and Shareholders' Equity
Current liabilities:
     Short-term debt and current
         portion of long-term debt ............................................         $ 1,116           $ 1,161
     Accounts payable and accrued liabilities .................................           1,389             1,382
                                                                                        -------           -------
         Total current liabilities ............................................           2,505             2,543

Long-term debt ................................................................           1,703             1,810
Deferred income taxes .........................................................             539               543
Accumulated provisions ........................................................             481               475
Other postretirement benefits .................................................             527               529
                                                                                        -------           -------
         Total liabilities ....................................................           5,755             5,900
                                                                                        -------           -------

Commitments and contingent liabilities  (Note 9)
Minority interest .............................................................             135               128
                                                                                        -------           -------

Shareholders' equity:
     Common stock .............................................................             484               484
     Additional paid-in capital ...............................................             109               102
     Retained earnings ........................................................           6,515             6,444
     Treasury stock ...........................................................          (3,497)           (3,508)
     Unearned compensation ....................................................            (125)             (114)
     Accumulated other comprehensive loss (Note 5) ............................            (424)             (311)
                                                                                        -------           -------
         Total shareholders' equity ...........................................           3,062             3,097
                                                                                        -------           -------

         Total ................................................................         $ 8,952           $ 9,125
                                                                                        =======           =======

The accompanying notes to the condensed financial statements are an integral part of this statement.

                      PPG INDUSTRIES, INC. AND SUBSIDIARIES

                  Condensed Statement of Cash Flows (Unaudited)

                                                                                         Six Months Ended
                                                                                                 June 30
                                                                                       2001              2000
                                                                               --------------     -----------
                                                                                             (Millions)
Cash from operating activities ...........................................              $ 391                 $ 363
                                                                                        -----                 ---
Investing activities:
     Capital spending
         Additions to property and investments ...........................               (126)                 (232)
         Business acquisitions, net of cash balances
             acquired ....................................................                 (8)                 (109)
     Reduction of property and investments ...............................                 10                    23
                                                                                        -----                 -----
         Cash used for investing activities ..............................               (124)                 (318)
                                                                                        -----                 -----

Financing activities:
     Net change in borrowings with
         maturities of three months or less ..............................                (74)                   99
     Proceeds from other short-term debt .................................                 78                   139
     Repayment of other short-term debt ..................................               (111)                 (135)
     Proceeds from long-term debt ........................................                 23                     7
     Repayment of long-term debt .........................................                (30)                  (29)
     Loans to employee stock ownership plan ..............................                (32)                  (24)
     Repayment of loans by employee stock
         ownership plan ..................................................                 22                    23
     Issuance of treasury stock, net .....................................                  8                     3
     Dividends paid ......................................................               (141)                 (139)
                                                                                        -----                 -----
         Cash used for financing activities ..............................               (257)                  (56)
                                                                                        -----                 -----

Effect of currency exchange rate changes
     on cash and cash equivalents ........................................                 (3)                   (3)
                                                                                        -----                 -----

Net increase (decrease) in cash and cash equivalents .....................                  7                   (14)

Cash and cash equivalents, beginning of period ...........................                111                   158
                                                                                        -----                 -----

Cash and cash equivalents, end of period .................................              $ 118                 $ 144
                                                                                        =====                 =====

The accompanying notes to the condensed financial statements are an integral part of this statement.

                     PPG INDUSTRIES, INC. AND SUBSIDIARIES

              Notes to Condensed Financial Statements (Unaudited)
              ---------------------------------------------------


1.       Financial Statements
         --------------------

         The condensed financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial position of PPG Industries, Inc. and subsidiaries (the Company or PPG) at June 30, 2001, and the results of their operations for the three and six month periods ended June 30, 2001 and 2000 and their cash flows for the six month periods then ended. These condensed financial statements should be read in conjunction with the financial statements and notes thereto incorporated by reference in PPG's Annual Report on Form 10-K for the year ended December 31, 2000.

         The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year. In the fourth quarter of 2000 the Company changed its policy for classifying freight costs from a deduction in arriving at net sales to an expense in cost of sales as required by Emerging Issues Task Force 00-10, "Accounting for Shipping and Handling Fees and Costs." As a result, sales and cost of sales have been restated by an equal amount for each prior period presented.

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

         Adoption of these new standards on January 1, 2001 resulted in an increase in current assets, current liabilities and other comprehensive income of $70 million, $26 million and $43 million, respectively, with a cumulative after-tax increase in net income of less than $1 million.

2.       Earnings Per Common Share
         -------------------------

         The following table reflects the earnings per common share calculations for the three and six months ended June 30, 2001 and 2000.

                                                                      Three Months                 Six Months
                                                                      Ended June 30              Ended June 30
                                                                 -----------------------    ------------------------
                                                                    2001         2000          2001          2000
                                                                 ----------   ----------    ----------     ---------
        (Millions, except per share amounts)
        Earnings per common share
            Net income..................................        $      155    $      205    $      211     $      344
                                                                ----------    ----------    ----------     ----------

            Weighted average common shares
              outstanding...............................             168.3         173.9         168.3          174.0
                                                                ----------    ----------    ----------     ----------

            Earnings per common share...................        $     0.92    $     1.18    $     1.25     $     1.98
                                                                ==========    ==========    ==========     ==========

        Earnings per common share -
              assuming dilution
            Net income..................................        $      155    $      205    $      211     $      344
                                                                ----------    ----------    ----------     ----------

            Weighted average common shares
              outstanding...............................             168.3         173.9         168.3          174.0
            Effect of dilutive securities:
              Stock options.............................               0.2           0.2           0.1            0.2
              Other stock compensation plans............               0.8           1.3           0.7            1.3
                                                                ----------    ----------    ----------     ----------
            Potentially dilutive common shares..........               1.0           1.5           0.8            1.5
                                                                ----------    ----------    ----------     ----------
            Adjusted weighted average common shares
              outstanding...............................             169.3         175.4         169.1          175.5
                                                                ----------    ----------    ----------     ----------

            Earnings per common share -
              assuming dilution.........................        $     0.92    $     1.17    $     1.25     $     1.96
                                                                ==========    ==========    ==========     ==========

3.       Business Realignments
         ---------------------

During the first quarter of 2001, the Company finalized plans to reduce costs, increase efficiencies and accelerate performance improvement and took a charge of $101 million for restructuring and other related activities, including severance and other costs of $67 million and asset dispositions of $34 million. It is expected that these activities will be substantially completed by March 2002.

                                 Severance and     Asset      Total    Employees
                                  Other Costs   Dispositions  Charge    Covered
                                  -----------   ------------  ------    -------
                                      (Millions, except employee amounts)

Coatings .....................       $   60        $   23     $   83     1,072
Glass ........................            4             6         10       254
Chemicals ....................            2             5          7        23
Corporate ....................            1            --          1        18
                                     ------        ------     ------    ------
    Total PPG ................       $   67        $   34     $  101     1,367
    Activity .................          (20)          (24)       (44)     (516)
                                     ------        ------     ------    ------
    Balance, end of period ...       $   47        $   10     $   57       851
                                     ======        ======     ======    ======


During 2000, the Company finalized restructuring plans for certain locations related to the integration of the automotive and industrial coatings businesses of Imperial Chemical Industries PLC (the ICI business) and PRC-DeSoto International, Inc. (PRC-DeSoto). These restructuring plans were originally developed at the acquisition date (principally July 1999). The plans cover severance benefits for 618 employees, as well as other costs, and resulted in an increase to goodwill of $24 million and a charge of $1 million in 2000. As of June 30, 2001, $20 million has been paid to 615 employees. The balance of the reserve, $5 million, will cover the remaining employee separations and lease costs, which run through the termination of a lease.

During 2000, PPG Auto Glass L.L.C. (PPG Auto Glass) accrued severance and other restructuring related costs of $10 million, resulting in an increase to goodwill of $6 million and a pre-tax charge of $4 million. In addition, PPG Auto Glass incurred one-time integration costs of $2 million. The restructuring plans include severance benefits for 133 employees and other exit costs. As of June 30, 2001, $7 million has been paid, including $2 million to 118 employees. The remaining reserve of $3 million, which includes severance for 15 employees and other restructuring costs, is expected to be paid by the end of 2001.

In the fourth quarter of 2000, the Company took charges of $3 million related to work force reductions in the coatings business for 65 people. As of June 30, 2001 these actions are complete.

During 1999, the Company approved restructuring plans associated with the integration of the packaging coatings acquisition and cost reduction activities across all of the businesses that resulted in charges of $47 million. The components of the plans included severance benefits for 519 employees and estimated losses of $17 million on the disposition of a redundant European facility and the disposition of the assets of a U.S. coatings facility. Additionally in 2000, severance reserves for 121 people totaling $5 million were reversed due to changes in estimates. As of June 30, 2001, the asset dispositions are complete and $23 million has been paid under the plans to 382 employees and to cover other exit costs. The remaining balance of $2 million will be substantially utilized in 2001.

4.       Inventories
         -----------

         Inventories at June 30, 2001 and December 31, 2000 are detailed below.

                                                                          June 30               Dec. 31
                                                                            2001                  2000
                                                                           ------                ------
                                                                                    (Millions)
         Finished products and work in process ................        $          766        $         807
         Raw materials.........................................                   191                  198
         Supplies..............................................                   119                  116
                                                                       --------------        -------------

             Total.............................................        $        1,076        $       1,121
                                                                       ==============        =============


         Most domestic and certain foreign inventories are valued using the last-in, first-out method. If the first-in, first-out method had been used, inventories would have been $180 million and $183 million higher at June 30, 2001 and December 31, 2000, respectively.

5.       Comprehensive Income
         --------------------

         Total comprehensive income for the three and six months ended June 30, 2001 and 2000 was as follows:

                                                                   Three Months                Six Months
                                                                   Ended June 30              Ended June 30
                                                                   -------------              -------------
                                                                  2001        2000           2001        2000
                                                                ---------   --------      ----------   ---------
                                                                                   (Millions)
        Net income........................................     $   155     $    205       $    211     $    344
        Other comprehensive (loss) income, net of tax:
            Currency translation adjustment...............         (18)         (33)          (101)         (89)
            Minimum pension liability adjustment..........           -            -             (6)           2
            Unrealized gains (losses) on
              marketable securities.......................           4            -              8           (5)
            Transition adjustment on
              derivatives (Note 1)........................           -            -             43            -
            Net change - derivatives (Note 8).............         (12)           -            (57)           -
                                                               -------     --------       --------     --------
                                                                   (26)         (33)          (113)         (92)
                                                               -------     --------       --------     --------

              Total comprehensive income..................     $   129     $    172       $     98     $    252
                                                               =======     ========       ========     ========

         As of June 30, 2001 and December 31, 2000, accumulated other comprehensive loss net of tax, as reflected on the condensed balance sheet, was comprised of the following:

                                                                                  June 30          Dec. 31
                                                                                    2001            2000
                                                                                  --------        --------
                                                                                         (Millions)
         Accumulated derivative loss (Note 8)..............................       $    (14)        $     -
         Currency translation adjustment...................................           (383)           (282)
         Minimum pension liability adjustment..............................            (35)            (29)
         Unrealized gains on marketable securities.........................              8               -
                                                                                  --------        --------

             Accumulated other comprehensive loss..........................       $   (424)        $  (311)
                                                                                  ========        ========

6.       Cash Flow Information
         ---------------------

         Cash payments for interest were $101 million and $98 million for the six months ended June 30, 2001 and 2000, respectively. Net cash payments for income taxes for the six months ended June 30, 2001 and 2000 were $108 million and $170 million, respectively.

7.       Business Segment Information
         ----------------------------

         Business segment net sales and operating income for the three and six months ended June 30, 2001 and 2000 were as follows:

                                                                      Three Months                   Six Months
                                                                     Ended June 30                  Ended June 30
                                                                     -------------                  -------------
                                                                  2001          2000            2001          2000
                                                                --------      --------        --------      --------
                                                                                      (Millions)
         Net sales:
              Coatings (a)...........................         $    1,166     $    1,238       $  2,272      $  2,416
              Glass (b)..............................                608            608          1,191         1,173
              Chemicals (c)..........................                394            434            807           846
              Intersegment net sales.................                 (4)            (5)            (7)           (8)
                                                              ----------     ----------       --------      --------

                  Total..............................         $    2,164     $    2,275       $  4,263      $  4,427
                                                              ==========     ==========       ========      ========

         Operating income:
              Coatings...............................         $      175     $      205       $    236      $    372
              Glass..................................                 99            112            184           210
              Chemicals..............................                 26             50             49           124
                                                              ----------     ----------       --------      --------

                  Total..............................                300            367            469           706

         Interest expense - net .....................                (44)           (41)           (87)          (81)

         Other unallocated corporate
              income (expense) - net (d).............                  5             17             (7)          (26)
                                                              ----------     ----------       --------      --------

         Income before income taxes and
              minority interest (e)..................         $      261     $      343       $    375      $    599
                                                              ==========     ==========       ========      ========

       (a) Includes intersegment net sales of $1 million for each of the three months ended June 30, 2001 and 2000 and $2 million for each of the six months ended June 30, 2001 and 2000.

       (b) Includes intersegment net sales of $1 million for both the three and six months ended June 30, 2000.

       (c) Includes intersegment net sales of $3 million for each of the three months ended June 30, 2001 and 2000 and $5 million for each of the six months ended June 30, 2001 and 2000.

       (d) Includes in each 2001 period presented, net insurance recoveries of $8 million.

       Includes in each 2000 period presented, a $9 million pre-tax gain from the sales of corporate assets and net insurance recoveries of $4 million.

       Includes for the six months ended June 30, 2000, a pre-tax charge of $39 million representing the write-off of an equity investment in Pittsburgh Corning Corporation, which filed for reorganization under the federal bankruptcy code.

       (e) Includes for the six months ended June 30, 2001, a pre-tax charge of $101 million for restructuring and other related activities, including severance and other costs of $67 million and asset dispositions of $34 million. See Note 3, "Business Realignments," for amounts by business segment.

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

       PPG manages its foreign currency transaction risk to minimize the volatility of cash flows caused by currency fluctuations by forecasting foreign currency-denominated cash flows of each subsidiary for a 12-month period and aggregating these cash inflows and outflows in each currency to determine the overall net transaction exposures. Decisions on whether to use derivative financial instruments to hedge the net transaction exposures are made based on the amount of those exposures, by currency, and an assessment of the near-term outlook for each currency. The Company's policy permits the use of foreign currency forward and option contracts to hedge up to 70% of its anticipated net foreign currency cash flows over the next 12-month period. These contracts do not qualify for hedge accounting. Therefore, the change in the fair value of these instruments is recorded in earnings in the period of change in "Other, net" in the condensed statement of income. Such amount was not material for the quarter ended June 30, 2001.

       The sales, costs, assets and liabilities of our non-U.S. operations must be reported in U.S. dollars in order to prepare consolidated financial statements which gives rise to translation risk. The Company monitors its exposure to translation risk and enters into derivative foreign currency contracts to hedge its exposure, as deemed appropriate. This risk management strategy does not qualify for hedge accounting under the provisions of SFAS No. 133; therefore, the change in the fair value of these instruments is recorded in earnings in the period of change in "Other, net" in the condensed statement of income. Such amount was not material for the quarter ended June 30, 2001.

       PPG designates forward currency contracts as hedges against the Company's exposure to variability in exchange rates on intercompany borrowings denominated in foreign currencies. To the extent effective, changes in the fair value of these instruments are deferred in other comprehensive income and subsequently reclassified to "Other, net" in the condensed statement of income as foreign exchange gains and losses are recognized on the intercompany borrowings. The portion of the change in fair value considered to be ineffective is reported in "Other, net" in the condensed statement of income. Such amount was not material for the quarter ended June 30, 2001.

       The Company manages its interest rate risk in order to balance its exposure between fixed and variable rates while attempting to minimize its interest costs. Generally, the Company maintains variable interest rate debt at a level of 25% to 50% of total borrowings. PPG principally manages its interest rate risk by retiring and issuing debt from time to time. To a limited extent, PPG manages its interest rate risk through the use of interest rate swaps. To the extent effective, changes in the fair value of these instruments are deferred in other comprehensive income and reclassified to interest expense as the interest expense is accrued on the underlying debt. As of January 1, 2001 and June 30, 2001, the fair value of interest rate swaps was not material.

       Currently, the Company's principal use of derivative financial instruments is to manage its exposure to fluctuating natural gas prices through the use of natural gas swap and option contracts. To the extent that these instruments are effective in hedging PPG's exposure to price changes, changes in the hedge contracts' fair values are deferred in other comprehensive income and reclassified to cost of sales as the natural gas is purchased. Changes in the time value of option contracts are excluded from the Company's assessment of hedge effectiveness and reported in earnings immediately. The amount of ineffectiveness, which is reported in "Other, net" in the condensed statement of income for the quarter ended June 30, 2001, was not material.

       No derivative instrument initially designated as a hedge instrument was undesignated or discontinued as a hedging instrument for the quarter ended June 30, 2001. Derivative instruments designated as hedging instruments mature within the next twelve months. During the three and six months ended June 30, 2001, $3 million and $26 million, respectively, of accumulated gain on derivatives, net of tax, was realized and reclassified from accumulated other comprehensive income to earnings and other comprehensive income decreased by $9 million and $31 million, respectively, from a decline in the fair value of derivatives held, net of tax.

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

       For over thirty years, the Company has been a defendant in lawsuits involving claims alleging personal injury from exposure to asbestos. Aggregate settlements by PPG to date have been immaterial. Over the past few years, the number of asbestos-related claims against the Company, as well as numerous other defendants, has increased. At June 30, 2001, the Company was one of many defendants in numerous asbestos-related lawsuits involving approximately 116,000 claims. In many of the cases, the plaintiffs allege that the Company should be liable for injuries from products manufactured and distributed by Pittsburgh Corning Corporation ("PC"). The Company and Corning Incorporated are each 50% shareholders of PC. The Company believes it is not responsible for any injuries caused by PC products and intends to defend against such claims. Prior to 2000, PPG had never been found liable for any such claims, and in numerous cases PPG had been dismissed on motions prior to trial. In January 2000, in a trial in a state court in Texas involving six plaintiffs, the jury found PPG not liable. However, a week later in a separate trial also in a state court in Texas, another jury found PPG, for the first time, partly responsible for injuries to five plaintiffs alleged to be caused by PC products. The Company intends to appeal that verdict.

       On April 16, 2000, PC filed for Chapter 11 bankruptcy in the Federal Bankruptcy Court in Pittsburgh, Pennsylvania. Accordingly, in the first quarter of 2000, the Company recorded an after-tax charge of $35 million for the write-off of all of its equity investment in PC. As a consequence of the bankruptcy filing and the various motions and orders in that proceeding, the asbestos litigation against PC and PPG has been stayed, and the filing of additional asbestos suits against them has been enjoined, until November 30, 2001. During the pendency of the stay, interested parties, including PC and PPG, among others, have been engaged in discussions to determine whether a settlement of all current and potential asbestos claims can be agreed on within the context of the PC bankruptcy proceeding. These settlement discussions involve numerous, complex issues. Accordingly, it is impossible to predict whether or on what terms a voluntary settlement, if any, on the part of PPG might be reached.

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

       It is PPG's policy to accrue expenses for environmental contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Reserves for environmental contingencies are exclusive of claims against third parties and are not discounted. As of June 30, 2001 and December 31, 2000, PPG had reserves for environmental contingencies totaling $84 million. Pre-tax charges against income for environmental remediation costs for the six months ended June 30, 2001 and 2000 totaled $7 million and $6 million, respectively. Cash outlays related to such environmental remediation for each of the six months ended June 30, 2001 and 2000 aggregated $7 million.

       Management anticipates that the resolution of the Company's environmental contingencies will occur over an extended period of time.

       The pre-tax charge for environmental remediation costs for 2001 is expected to be in the range of $20 million to $30 million. It is possible, however, that technological, regulatory and enforcement developments, the results of environmental studies and other factors could alter this expectation. In management's opinion, the Company operates in an environmentally sound manner and the outcome of the Company's environmental contingencies will not have a material effect on PPG's financial position or liquidity.

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

       A major customer of one of the Company's Asian coatings joint ventures is experiencing financial difficulties. Should this customer be unable to pay the amounts owed to our investee or cease operations, our loss would be limited to the carrying value of the Company's investment in the joint venture which was approximately $20 million as of June 30, 2001.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations
         -------------

Performance in Second Quarter of 2001 Compared to Second Quarter of 2000

Performance Overview
Sales decreased 5% for the second quarter of 2001 to $2.16 billion compared to $2.28 billion for the second quarter of 2000. The combination of a 4% volume decline across all of our business segments and a 2% decline from the negative effects of foreign currency translation primarily in our coatings segment contributed to the sales decline. These negative factors were partially offset by a 1% increase due to higher selling prices primarily in our glass segment.

The gross profit percentage decreased to 38.0% for the second quarter of 2001 compared to 38.8% for the second quarter of 2000. The decrease in the gross profit percentage was due to higher energy costs offset, in part, by improved manufacturing efficiencies.

Net income and earnings per share, diluted, for the second quarter of 2001 were $155 million and $0.92, respectively, compared to $205 million and $1.17, respectively, for the same quarter in 2000. The decrease in net income was due to higher energy costs and lower sales volumes across all of our businesses offset, in part, by improved manufacturing efficiencies and a lower effective tax rate.

Performance of Business Segments
Coatings sales decreased 6% to $1.17 billion compared to $1.24 billion for the second quarter of 2000. The combination of a decrease in sales volume of 3%, primarily in our North American automotive original, refinish and industrial coatings businesses, and a 3% decline from the negative effects of foreign currency translation contributed to the sales decline. Operating income for the second quarter of 2001 was $175 million compared to $205 million for the same quarter of 2000. The decrease in operating income is attributable primarily to lower sales volumes.

Glass sales of $608 million were comparable to $607 million for the second quarter of 2000. A sales increase of 3% resulting from higher selling prices was offset by a 3% decline in sales volume. Operating income for the second quarter of 2001 was $99 million compared to $112 million for the same quarter of 2000. The decrease in operating income is attributable to lower sales volume and higher natural gas costs offset, in part, by improved manufacturing efficiencies.

Chemicals sales decreased 9% to $391 million compared to $431 million for the second quarter of 2000. The combination of a decrease in sales volume of 8% in our chlor-alkali products and a 1% decline from the negative effects of foreign currency translation contributed to the sales decline. Operating income for the second quarter of 2001 was $26 million compared to $50 million for the same quarter of 2000. The decrease in operating income is attributable to lower sales volumes and higher natural gas costs, partially offset by lower selling, general and administrative costs.

Performance in the First Six Months of 2001 Compared to the First Six Months of 2000

Performance Overview
Sales decreased 4% for the first six months of 2001 to $4.26 billion compared to $4.43 billion for the first six months of 2000. The combination of a 3% volume decline across all of our business segments and a 2% decline from the negative effects of foreign currency translation in our coatings segment contributed to the sales decline. These negative factors were partially offset by a 1% increase due to higher selling prices primarily in our glass and chemicals segments.

The gross profit percentage decreased to 37.5% for the first six months of 2001 compared to 38.8% for the first six months of 2000. The decrease in the gross profit percentage was due to higher energy costs in our glass and chemicals segments.

Net income and earnings per share, diluted, for the first six months of 2001 were $211 million and $1.25, respectively, compared to $344 million and $1.96, respectively for the first six months of 2000. Net income for the first six months of 2001 included an after-tax charge of $71 million for restructuring and other related activities and net income for the first six months of 2000 included an after-tax charge of $35 million for the write-off of an equity investment. Excluding these charges, net income and earnings per share, diluted, for the first six months of 2001 were $282 million and $1.67, respectively, compared to $379 million and $2.16, respectively, for the first six months of 2000. The decrease is attributable to higher energy costs and lower sales volumes, partially offset by slightly higher selling prices and a lower effective tax rate.

Performance of Business Segments
Coatings sales decreased 6% to $2.27 billion compared to $2.41 billion for the first six months of 2000. The combination of a decrease in sales volume of 3%, primarily in our North American automotive original and industrial businesses, and a 3% decline from the negative effects of foreign currency translation produced the sales decline. Operating income was $236 million for the first six months of 2001 compared to $372 million for the first six months of 2000. Operating income for the first six months of 2001 included pre-tax restructuring and other related costs of $83 million, as previously discussed. Excluding these charges, operating income for the first six months of 2001 was $319 million. The decrease in operating income is attributable to lower sales volumes offset, in part, by improved manufacturing efficiencies.

Glass sales increased 2% to $1.19 billion compared to $1.17 billion for the first six months of 2000. Sales increased 3% due to higher selling prices offset partially by decreased sales volumes of 1% primarily in our automotive original and fiberglass businesses. Operating income was $184 million for the first six months of 2001 compared to $210 million for the first six months of 2000. Operating income for the first six months of 2001 included pre-tax restructuring and other related costs of $10 million, as previously discussed. Excluding these charges, operating income for the first six months of 2001 was $194 million. The decrease in operating income is attributable to lower sales volumes primarily in our automotive original and fiber glass businesses and the effects of higher natural gas costs, partially offset by improved manufacturing efficiencies and higher selling prices.

Chemicals sales decreased 5% to $802 million compared to $841 million for the first six months of 2000. The combination of a decrease in sales volume of 6%, primarily from our chlor-alkali products and a 1% decline from the negative effects of foreign currency translation contributed to the sales decline. These sales decreases were offset slightly by a 2% increase in sales from higher selling prices for our chlorine and other chlor-alkali products. Operating income was $49 million for the first six months of 2001 compared to $124 million for the first six months of 2000. Operating income for the first six months of 2001 included pre-tax restructuring and other related costs of $7 million, as previously discussed. Excluding these charges, operating income for the first six months of 2001 was $56 million. The decrease in operating income is attributable to lower sales volumes, higher natural gas costs and decreased manufacturing efficiencies offset, in part, by higher selling prices.

Other Factors
The change in other unallocated corporate income (expense) - net for second quarter of 2001 as compared to the same quarter of 2000 is principally due to the absence of a second quarter 2000 gain from the sales of corporate assets. Additionally, other unallocated corporate income (expense) - net for the six months ended June 30, 2000 includes a pre-tax charge of $39 million representing the write-off of an equity investment, a gain from the sale of corporate assets and lower employee benefit costs.

The Company's pre-tax earnings for the first six months of 2001 and 2000 included net periodic pension income of $30 million and $42 million, respectively, related to its U.S. defined benefit pension plans. Net periodic pension income for 2002 will be less than that recorded in 2001 unless there is a significant recovery in the U.S. equity markets between now and the end of the year.

The tax rate on on-going operations for 2001 is 36.0% and reflects an improvement in the regional mix of non-U.S. taxable earnings and a lower effective state tax rate when compared with the prior year. Restructuring charges in 2001, which reflected a tax benefit at a rate of 30.0%, raised the overall effective tax rate for the first six months of 2001 to 37.9%. The overall effective tax rate of 40.2% for the first six month of 2000 reflects a 38.5% tax rate on on-going operations and the adverse effects of the write-off of an equity investment, which was not deductible for tax purposes.

During the second quarter of 2001 the Company renegotiated $1.2 billion in credit lines which support the commercial paper programs in the United States, Europe and Canada. The new facility is comprised of a $600 million portion having a 5-year term and a $600 million portion having a 364-day term. The facility fee paid on the committed amount is 7 1/2 basis points on the 5-year portion and six basis points on the 364-day portion. At June 30, 2001, there were no outstanding borrowings on these lines of credit.

The decrease in short-term and long-term debt is due principally to the repayment of various non-U.S. debt obligations, primarily related to our European operations.

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

Adoption of these new standards on January 1, 2001 resulted in an increase in current assets, current liabilities and other comprehensive income of $70 million, $26 million and $43 million, respectively, with a cumulative after-tax increase in net income of less than $1 million.

In June 2001, the Financial Accounting Standards Board approved SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The Company does not believe that the prospective adoption of this standard will have a material impact on its consolidated results of operations, financial position or cash flows for 2001. SFAS No. 142 changes the accounting for goodwill and certain other intangible assets from an amortization method to an impairment only approach. We will adopt the provisions of SFAS No. 142 on January 1, 2002 and are currently in the process of evaluating the effect the adoption of SFAS No. 142 will have on PPG's consolidated results of operations, financial position and cash flows. Amortization of goodwill recorded in 2001 will be approximately $30 million.

Conversion to the Euro
On January 1, 1999, eleven of the member countries of the European Monetary Union converted from their sovereign currencies to a common currency, the euro. At that time, fixed conversion rates between the legacy currencies and the euro were set. Greece has joined the original 11 countries and will adopt the euro in 2002. The legacy currencies will remain legal tender through July 1, 2002. Beginning January 1, 2002, euro-denominated currency will be issued. No later than July 1, 2002, the participating countries will withdraw all bills and coins so that their legacy currencies will no longer be considered legal tender.

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

It is PPG's policy to accrue expenses for environmental contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Reserves for environmental contingencies are exclusive of claims against third parties and are not discounted. As of June 30, 2001 and December 31, 2000, PPG had reserves for environmental contingencies totaling $84 million. Pre-tax charges against income for environmental remediation costs for the six months ended June 30, 2001 and 2000 totaled $7 million and $6 million, respectively. Cash outlays related to such environmental remediation for each of the six months ended June 30, 2001 and 2000 aggregated $7 million.

Management anticipates that the resolution of the Company's environmental contingencies will occur over an extended period of time. The pre-tax charge for environmental remediation costs for 2001 is expected to be in the range of $20 million to $30 million. It is possible, however, that technological, regulatory and enforcement developments, the results of environmental studies and other factors could alter this expectation. In management's opinion, the Company operates in an environmentally sound manner and the outcome of the Company's environmental contingencies will not have a material effect on PPG's financial position or liquidity.

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

A major customer of one of the Company's Asian coatings joint ventures is experiencing financial difficulties. Should this customer be unable to pay the amounts owed to our investee or cease operations, our loss would be limited to the carrying value of the Company's investment in the joint venture which was approximately $20 million as of June 30, 2001.

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

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

In the Company's Form 10-K for the year ended December 31, 2000, it was reported that the Company has been a defendant in lawsuits involving claims alleging personal injury from exposure to asbestos. In many of the cases, the plaintiffs allege that the Company should be liable for injuries involving asbestos-containing thermal insulation products manufactured and distributed by Pittsburgh Corning Corporation (PC). The Company and Corning Incorporated are each 50% shareholders of PC. On April 16, 2000, PC filed for Chapter 11 bankruptcy in the Federal Bankruptcy Court in Pittsburgh, Pennsylvania. Accordingly in the first quarter of 2000, the Company recorded an after-tax charge of $35 million for the write-off of all of its equity investment in PC. As a consequence of the bankruptcy filing and the various motions and orders in that proceeding, the asbestos litigation against PC and PPG has been stayed, and the filing of additional asbestos suits against them has been enjoined, until November 30, 2001. During the pendency of the stay, interested parties, including PC and PPG, among others, have been engaged in discussions to determine whether a settlement of all current and potential asbestos claims can be agreed on within the context of the PC bankruptcy proceeding. These settlement discussions involve numerous, complex issues. Accordingly, it is impossible to predict whether or on what terms a voluntary settlement, if any, on the part of PPG might be reached.

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

Under the Company's Deferred Compensation Plan for Directors, each Director must defer receipt of such compensation as the Board mandates. Currently, the Board mandates deferral of one-third of each payment of the basic annual retainer of each Director. Each Director may also elect to defer the receipt of (1) an additional one-third of each payment of the basic annual retainer, (2) all of the basic annual retainer, or (3) all compensation. All deferred payments are held in the form of Common Stock Equivalents. Payments out of the deferred accounts are made in the form of Common Stock of the Company (and cash as to any fractional Common Stock Equivalent). In the second quarter of 2001, the Directors, as a group, were credited with 5,869 Common Stock Equivalents under this Plan. The values of the Common Stock Equivalents, when credited, ranged from $53.15 to $54.09.

Under the Directors' Common Stock Plan, each Director who neither is nor was an employee of the Company is credited annually with Common Stock Equivalents worth one-half of the Director's basic annual retainer. Upon termination of service, the Common Stock Equivalents held in a Director's account are converted to and paid in Common Stock of the Company (and cash as to any fractional Common Stock Equivalent). In the second quarter of 2001, the Directors, as a group, received 2,917 Common Stock Equivalents under this Plan. The value of each Common Stock Equivalent, when credited, ranged from $51.05 to $54.09.

Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------


         (a)      Exhibits

                  (3) The Restated Articles of Incorporation, as amended, were filed as Exhibit 3 to the Registrant's Form 10-Q for the quarter ended March 31, 1995, which exhibit is incorporated herein by reference.

                  (3.1) Statement with Respect to Shares, amending the Restated Articles of Incorporation effective April 21, 1998 was filed as Exhibit 3.1 to the Registrant's Form 10-K for the year ended December 31, 1998, which exhibit is incorporated herein by reference.

                  (3.2) The Bylaws, as amended, were filed as Exhibit 3 to the Registrant's Form 10-Q for the quarter ended March 31, 2000, which exhibit is incorporated herein by reference.

                  (4) The Shareholders' Rights Plan was filed as Exhibit 4 on the Registrant's Form 8-K, dated February 19, 1998, which exhibit is incorporated herein by reference.

                  (4.1)      Indenture, dated as of August 1, 1982, was filed as
                             Exhibit 4.1 to PPG's Registration Statement on Form S-3 (No. 333-44397) dated January 16, 1998 (the
                             "1998 Form S-3"), which exhibit is incorporated herein by reference.

                  (4.2) First Supplemental Indenture, dated as of April 1, 1986, was filed as Exhibit 4.2 to the 1998 Form S-3, which exhibit is incorporated herein by reference.

                  (4.3) Second Supplemental Indenture, dated as of October 1, 1989, was filed as Exhibit 4.3 to the 1998 Form S-3, which exhibit is incorporated herein by reference.

                  (4.4) Third Supplemental Indenture, dated as of November 1, 1995, was filed as Exhibit 4.4 to the 1998 Form S-3, which exhibit is incorporated herein by reference.

                 *(10) PPG Industries, Inc. Nonqualified Retirement Plan dated as of January 1, 1989, as amended January 1, 1996 was filed as Exhibit 10 to the Registrant's Form 10-Q for the quarter ended March 31, 1996, which exhibit is incorporated by reference. The Supplemental Executive Retirement Plan II as amended, and the Change in Control Employment Agreement were filed as Exhibits 10.2 and 10.5, respectively, to the Registrant's Form 10-Q for the quarter ended September 30, 1995, which exhibit is incorporated by reference. The PPG Industries, Inc. Stock Plan was filed as Exhibit 10 to the Registrant's Form 10-Q for the quarter ended March 31, 1997, which exhibit is incorporated by reference. PPG Industries, Inc. Incentive Compensation and Deferred Income Plan for Key Employees, as amended, was filed as Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended March 31,

                             2000, which exhibit is incorporated herein by reference. PPG Industries, Inc. Deferred Compensation Plan for Directors, was filed as
                             Exhibit 10.3 to the Registrant's Form 10-K for the year ended December 31, 1997, which exhibit is incorporated herein by reference. PPG Industries, Inc. Total Shareholder Plan for Key Employees was filed as Exhibit 10.4 to the Registrant's Form 10-K for the year ended December 31, 1998, which exhibit is incorporated herein by reference.

                *(10.1) The Directors' Common Stock Plan, as amended April 19, 2000, was filed as Exhibit 10.1 to the Registrant's Form 10-K for the year ended December 31, 2000, which exhibit is incorporated herein by reference.

                *(10.2) PPG Industries, Inc. Deferred Compensation Plan, as amended effective October 1, 2000, was filed as
                             Exhibit 10.2 to the Registrant's Form 10-K for the year ended December 31, 2000, which exhibit is incorporated herein by reference.

                *(10.3) PPG Industries, Inc. Executive Officers Annual Incentive Compensation Plan was filed as Exhibit
                             10.3 to the Registrant's Form 10-K for the year ended December 31, 2000, which exhibit is incorporated herein by reference.

                *(10.4) PPG Industries, Inc. Executive Officers Total Shareholder Return Plan was filed as Exhibit 10.4 to the Registrant's Form 10-K for the year ended December 31, 2000, which exhibit is incorporated herein by reference.

                 (12)        Computation of Ratio of Earnings to Fixed Charges.

                * Items referred to in Exhibit 10, 10.1, 10.2, 10.3 and 10.4 and incorporated by reference are either management contracts, compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 601 of Regulation S-K.

         (b)      Reports on Form 8-K

                  (1) The Company did not file any reports on Form 8-K during the three months ended June 30, 2001.

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





                                              PPG INDUSTRIES, INC.
                                        ---------------------------------
                                                  (Registrant)





Date:        July 27, 2001          By         /s/ W. H. Hernandez
                                        ---------------------------------
                                                 W. H. Hernandez
                                         Senior Vice President, Finance
                                            (Principal Financial and
                                             Accounting Officer and
                                            Duly Authorized Officer)

                     PPG INDUSTRIES, INC. AND SUBSIDIARIES
                     -------------------------------------


                               INDEX TO EXHIBITS


Exhibit
Number    Description
------    -----------

(12)      Computation of Ratio of Earnings to Fixed Charges.