Form 10-Q
period 2001-09-30
PPG INDUSTRIES INC
filed 2001-10-26
CIK 79879

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended   September 30, 2001          Commission File Number  1-1687
                  ----------------------                               --------



                              PPG INDUSTRIES, INC.
            (Exact name of registrant as specified in its charter)



                 Pennsylvania                                 25-0730780
   (State or other jurisdiction of incorporation           (I.R.S. Employer
               or organization)                           Identification No.)

One PPG Place, Pittsburgh, Pennsylvania                          15272
(Address of principal executive offices)                       (Zip Code)


                                (412) 434-3131
             (Registrant's telephone number, including area code)



As of September 30, 2001, 168,373,621 shares of the Registrant's common stock, par value $1.66-2/3 per share, were outstanding.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                   Yes   X                No
                       -----                 _____

                     PPG INDUSTRIES, INC. AND SUBSIDIARIES


                                     INDEX

                                                                              PAGE(S)
Part I.   Financial Information

  Item 1.  Financial Statements (Unaudited):

     Condensed Statement of Income............................................      2

     Condensed Balance Sheet..................................................      3

     Condensed Statement of Cash Flows........................................      4

     Notes to Condensed Financial Statements..................................   5-13


  Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations........................................  14-19

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........     19

Part II.  Other Information

  Item 1.  Legal Proceedings..................................................     20

  Item 2.  Change in Securities and Use of Proceeds...........................     20

  Item 6.  Exhibits and Reports on Form 8-K...................................  21-22

Signature.....................................................................     23

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                     PPG INDUSTRIES, INC. AND SUBSIDIARIES

                   Condensed Statement of Income (Unaudited)
                   -----------------------------------------
                     (Millions, except per share amounts)

                                                      Three Months          Nine Months
                                                     Ended Sept. 30        Ended Sept. 30
                                                     --------------        --------------
                                                    2001        2000      2001        2000
                                                   ------      ------    ------      ------
Net sales........................................  $1,999      $2,144    $6,262      $6,571
Cost of sales....................................   1,261       1,337     3,927       4,048
                                                   ------      ------    ------      ------
  Gross profit...................................     738         807     2,335       2,523
                                                   ------      ------    ------      ------

Other expenses (earnings):
  Selling, general and administrative............     348         329     1,041         999
  Depreciation...................................      93          94       281         281
  Research and development.......................      66          72       200         212
  Interest.......................................      43          43       137         130
  Amortization...................................      18          18        54          55
  Business realignments (Note 3).................       2           6       103           6
  Other, net.....................................      15          (4)       (9)         (8)
                                                   ------      ------    ------      ------

    Total other expenses - net...................     585         558     1,807       1,675
                                                   ------      ------    ------      ------

Income before income taxes and minority
  interest.......................................     153         249       528         848

Income taxes.....................................      55          92       197         333

Minority interest................................       5           7        27          21
                                                   ------      ------    ------      ------

Net income.......................................  $   93      $  150    $  304      $  494
                                                   ======      ======    ======      ======

Earnings per common share (Note 2)...............  $ 0.56      $ 0.87    $ 1.81      $ 2.85
                                                   ======      ======    ======      ======

Earnings per common share - assuming
  dilution (Note 2)..............................  $ 0.55      $ 0.86    $ 1.80      $ 2.82
                                                   ======      ======    ======      ======

Dividends per common share.......................  $ 0.42      $ 0.40    $ 1.26      $ 1.20
                                                   ======      ======    ======      ======

The accompanying notes to the condensed financial statements are an integral part of this statement.

                     PPG INDUSTRIES, INC. AND SUBSIDIARIES

                      Condensed Balance Sheet (Unaudited)
                      -----------------------------------

                                                                   Sept. 30     Dec. 31
                                                                     2001        2000
                                                                   -------     --------
Assets                                                                 (Millions)
------
Current assets:
   Cash and cash equivalents.....................................  $   159     $    111
   Receivables-net...............................................    1,534        1,563
   Inventories (Note 4)..........................................    1,006        1,121
   Other.........................................................      285          298
                                                                   -------     --------
       Total current assets......................................    2,984        3,093

Property (less accumulated depreciation of $4,352 million
   and $4,148 million)...........................................    2,791        2,941
Investments......................................................      302          320
Goodwill (less accumulated amortization of $151 million and
   $128 million).................................................      992        1,032
Identifiable intangible assets (less accumulated
   amortization of $130 million and $102 million)................      582          616
Prepaid pension asset............................................      972          919
Other assets.....................................................      205          204
                                                                   -------     --------
       Total.....................................................  $ 8,828     $  9,125
                                                                   =======     ========

Liabilities and Shareholders' Equity
------------------------------------
Current liabilities:
   Short-term debt and current portion of long-term debt.........  $   944     $  1,161
   Accounts payable and accrued liabilities......................    1,368        1,382
                                                                   -------     --------
       Total current liabilities.................................    2,312        2,543

Long-term debt...................................................    1,720        1,810
Deferred income taxes............................................      555          543
Accumulated provisions...........................................      488          475
Other postretirement benefits....................................      523          529
                                                                   -------     --------
       Total liabilities.........................................    5,598        5,900
                                                                   -------     --------

Commitments and contingent liabilities  (Note 9)
Minority interest................................................      127          128
                                                                   -------     --------

Shareholders' equity:
   Common stock..................................................      484          484
   Additional paid-in capital....................................      109          102
   Retained earnings.............................................    6,538        6,444
   Treasury stock................................................   (3,498)      (3,508)
   Unearned compensation.........................................     (118)        (114)
   Accumulated other comprehensive loss (Note 5).................     (412)        (311)
                                                                   -------     --------
       Total shareholders' equity................................    3,103        3,097
                                                                   -------     --------

       Total.....................................................  $ 8,828     $  9,125
                                                                   =======     ========

The accompanying notes to the condensed financial statements are an integral part of this statement.

                     PPG INDUSTRIES, INC. AND SUBSIDIARIES

                 Condensed Statement of Cash Flows (Unaudited)
                 ---------------------------------------------

                                                           Nine Months Ended
                                                           -----------------
                                                               Sept. 30
                                                               --------
                                                            2001        2000
                                                           -----        ----
                                                               (Millions)

Cash from operating activities...........................  $ 766      $  612
                                                           -----      ------

Investing activities:
   Capital spending
       Additions to property and investments.............   (223)       (333)
       Business acquisitions, net of cash balances
           acquired......................................     (8)       (114)
   Reduction of property and investments.................     23          16
   Other.................................................      -           1
                                                           -----      ------
       Cash used for investing activities................   (208)       (430)
                                                           -----      ------

Financing activities:
   Net change in borrowings with
       maturities of three months or less................   (260)        126
   Proceeds from other short-term debt...................    142         212
   Repayment of other short-term debt....................   (174)       (212)
   Proceeds from long-term debt..........................     26          26
   Repayment of long-term debt...........................    (35)        (35)
   Loans to employee stock ownership plan................    (32)        (24)
   Repayment of loans by employee stock
       ownership plan....................................     29          31
   Issuance (purchase) of treasury stock, net............      7        (118)
   Dividends paid........................................   (212)       (208)
                                                           -----      ------
       Cash used for financing activities................   (509)       (202)
                                                           -----      ------

Effect of currency exchange rate changes
   on cash and cash equivalents..........................     (1)         (3)
                                                           -----      ------

Net increase (decrease) in cash and cash equivalents.....     48         (23)

Cash and cash equivalents, beginning of period...........    111         158
                                                           -----      ------

Cash and cash equivalents, end of period.................  $ 159      $  135
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

                     PPG INDUSTRIES, INC. AND SUBSIDIARIES

              Notes to Condensed Financial Statements (Unaudited)
              ---------------------------------------------------


1.   Financial Statements
     --------------------

     The condensed financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial position of PPG Industries, Inc. and subsidiaries (the Company or PPG) at September 30, 2001, and the results of their operations for the three and nine month periods ended September 30, 2001 and 2000 and their cash flows for the nine month periods then ended. These condensed financial statements should be read in conjunction with the financial statements and notes thereto incorporated by reference in PPG's Annual Report on Form 10-K for the year ended December 31, 2000.

     The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year. In the fourth quarter of 2000 the Company changed its policy for classifying freight costs from a deduction in arriving at net sales to an expense in cost of sales as required by Emerging Issues Task Force 00-10, "Accounting for Shipping and Handling Fees and Costs." As a result, sales and cost of sales have been restated by an equal amount for each 2000 period presented.

     Change in Method of Accounting
     Effective January 1, 2001, PPG adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These standards require the Company to recognize all derivatives as either assets or liabilities at fair value in its balance sheet. The accounting for changes in the fair value of a derivative depends on the use of the derivative. To the extent that a derivative is effective as a hedge of a future exposure to changes in value, the fair value of the derivative is deferred in other comprehensive income or as an adjustment to the carrying amount of the hedged item. Any portion considered to be ineffective is reported in earnings immediately.

     Adoption of these new standards on January 1, 2001 resulted in an increase in current assets, current liabilities and other comprehensive income of $70 million, $26 million and $43 million, respectively, with a cumulative after-tax increase in net income of less than $1 million.

2.   Earnings Per Common Share
     -------------------------

     The following table reflects the earnings per common share calculations for the three and nine months ended September 30, 2001 and 2000.

                                                                      Three Months                 Nine Months
                                                                      Ended Sept. 30              Ended Sept. 30
                                                                   --------------------        --------------------
                                                                    2001          2000          2001          2000
                                                                   ------        ------        ------        ------
     (Millions, except per share amounts)
     Earnings per common share
       Net income..........................................        $   93        $  150        $  304        $  494
                                                                   ------        ------        ------        ------
       Weighted average common shares outstanding..........         168.3         172.8         168.3         173.5
                                                                   ------        ------        ------        ------
       Earnings per common share...........................        $ 0.56        $ 0.87        $ 1.81        $ 2.85
                                                                   ======        ======        ======        ======
     Earnings per common share - assuming dilution
       Net income..........................................        $   93        $  150        $  304        $  494
                                                                   ------        ------        ------        ------
       Weighted average common shares outstanding..........         168.3         172.8         168.3         173.5
       Effect of dilutive securities:
        Stock options......................................           0.2           0.1           0.2           0.1
        Other stock compensation plans.....................           0.8           1.3           0.7           1.3
                                                                   ------        ------        ------        ------
       Potentially dilutive common shares..................           1.0           1.4           0.9           1.4
                                                                   ------        ------        ------        ------
       Adjusted weighted average common shares
        outstanding........................................         169.3         174.2         169.2         174.9
                                                                   ------        ------        ------        ------
       Earnings per common share - assuming dilution.......        $ 0.55        $ 0.86        $ 1.80        $ 2.82
                                                                   ======        ======        ======        ======

3.   Business Realignments
     ---------------------

During the first quarter of 2001, the Company finalized plans to reduce costs, increase efficiencies and accelerate performance improvement and took a charge of $101 million for restructuring and other related activities, including severance and other costs of $67 million and asset dispositions of $34 million. It is expected that substantially all of these amounts will be spent by June 2002.

                            Severance and      Asset        Total     Employees
                             Other Costs    Dispositions    Charge     Covered
                             -----------    ------------    ------     -------
                                     (Millions, except employee amounts)

Coatings.................       $ 60           $ 23          $ 83       1,072
Glass....................          4              6            10         254
Chemicals................          2              5             7          23
Corporate................          1              -             1          18
                                ----           ----          ----       -----
 Total PPG...............       $ 67           $ 34          $101       1,367
 Activity................        (24)           (25)          (49)       (785)
                                ----           ----          ----       -----
 Balance, end of period..       $ 43           $  9          $ 52         582
                                ====           ====          ====       =====

An additional $2 million of restructuring costs were incurred in the third quarter of 2001.

During 2000, the Company finalized restructuring plans for certain locations related to the integration of the automotive and industrial coatings businesses of Imperial Chemical Industries PLC (the ICI business) and PRC-DeSoto International, Inc. (PRC-DeSoto). These restructuring plans were originally developed at the acquisition date (principally July 1999). The plans cover severance benefits for 618 employees, as well as other costs, and resulted in an increase to goodwill of $24 million and a charge of $1 million in 2000. As of September 30, 2001, $20 million has been paid to 618 employees. The balance of the reserve, $5 million, will cover lease costs, which run through the termination of a lease, and other exit costs.

During 2000, PPG Auto Glass L.L.C. (PPG Auto Glass) accrued severance and other restructuring related costs of $10 million, resulting in an increase to goodwill of $6 million and a pretax charge of $4 million. In addition, PPG Auto Glass incurred one-time integration costs of $2 million. The restructuring plans include severance benefits for 133 employees and other exit costs. As of September 30, 2001, $8 million has been paid, including $2 million to 133 employees. The remaining reserve of $2 million will cover lease costs, which run through the termination of the leases, and other exit costs.

In the fourth quarter of 2000, the Company took charges of $3 million related to work force reductions in the coatings business for 65 people. These actions were completed in 2001.

During 1999, the Company approved restructuring plans associated with the integration of the packaging coatings acquisition and cost reduction activities across all of the businesses that resulted in charges of $47 million. The components of the plans included severance benefits for 519 employees and estimated losses of $17 million on the disposition of a redundant European facility and the disposition of the assets of a U.S. coatings facility. Additionally in 2000, severance reserves for 121 people totaling $5 million were reversed due to changes in estimates. As of September 30, 2001, the asset dispositions are complete and $23 million has been paid under the plans to 385 employees and to cover other exit costs. The remaining balance of $2 million will be substantially utilized in 2001.

4.   Inventories
     -----------

     Inventories at September 30, 2001 and December 31, 2000 are detailed below.

                                                           Sept. 30     Dec. 31
                                                             2001        2000
                                                           --------     -------
                                                                (Millions)
     Finished products and work in process...........      $    706     $   807
     Raw materials...................................           181         198
     Supplies........................................           119         116
                                                           --------     -------

         Total.......................................      $  1,006     $ 1,121
                                                           ========     =======

     Most domestic and certain foreign inventories are valued using the last-in, first-out method. If the first-in, first-out method had been used, inventories would have been $171 million and $183 million higher at September 30, 2001 and December 31, 2000, respectively.

5.   Comprehensive Income
     --------------------

     Total comprehensive income for the three and nine months ended September 30, 2001 and 2000 was as follows:

                                                                   Three Months           Nine Months
                                                                  Ended Sept. 30        Ended Sept. 30
                                                                -----------------     -----------------
                                                                 2001       2000       2001       2000
                                                                ------     ------     ------     ------
                                                                              (Millions)
     Net income.........................................        $   93     $  150     $  304     $  494
     Other comprehensive income (loss), net of tax:
       Currency translation adjustment..................            15        (56)       (86)      (145)
       Minimum pension liability adjustment.............             -          -         (6)         2
       Unrealized (losses) gains on marketable
        securities......................................            (1)         1          7         (4)
      Transition adjustment on
        derivatives (Note 1)............................             -          -         43          -
      Net change - derivatives (Note 8).................            (2)         -        (59)         -
                                                                ------     ------     ------     ------
                                                                    12        (55)      (101)      (147)
                                                                ------     ------     ------     ------

        Total comprehensive income......................        $  105     $   95     $  203     $  347
                                                                ======     ======     ======     ======

     As of September 30, 2001 and December 31, 2000, accumulated other comprehensive loss net of tax, as reflected on the condensed balance sheet, was comprised of the following:

                                                           Sept. 30    Dec. 31
                                                             2001        2000
                                                            -----       -----
                                                                (Millions)
     Accumulated derivative loss (Note 8)............       $ (16)      $   -
     Currency translation adjustment.................        (368)       (282)
     Minimum pension liability adjustment............         (35)        (29)
     Unrealized gains on marketable securities.......           7           -
                                                            -----       -----
       Accumulated other comprehensive loss..........       $(412)      $(311)
                                                            =====       =====

6.   Cash Flow Information
     ---------------------

     Cash payments for interest totaled $153 million for each of the nine months ended September 30, 2001 and 2000. Net cash payments for income taxes for the nine months ended September 30, 2001 and 2000 were $134 million and $251 million, respectively.

7.   Business Segment Information
     ----------------------------

     Business segment net sales and operating income for the three and nine months ended September 30, 2001 and 2000 were as follows:

                                                                 Three Months                    Nine Months
                                                               Ended Sept. 30                  Ended Sept. 30
                                                           ----------------------          ----------------------
                                                             2001           2000            2001            2000
                                                           ------          ------          ------          ------
                                                                                 (Millions)
     Net sales:
       Coatings (a)...............................         $1,068          $1,133          $3,340          $3,549
       Glass (b)..................................            554             604           1,745           1,777
       Chemicals (c)..............................            378             409           1,185           1,255
       Intersegment net sales.....................             (1)             (2)             (8)            (10)
                                                           ------          ------          ------          ------
          Total...................................         $1,999          $2,144          $6,262          $6,571
                                                           ======          ======          ======          ======

     Operating income:
       Coatings...................................         $  123          $  164          $  359          $  536
       Glass (d)..................................             49              94             233             304
       Chemicals..................................             25              37              74             161
                                                           ------          ------          ------          ------

          Total...................................            197             295             666           1,001

     Interest expense - net.......................            (37)            (41)           (124)           (122)

     Other unallocated corporate
       expense - net (e)..........................             (7)             (5)            (14)            (31)
                                                           ------          ------          ------          ------
     Income before income taxes and
       minority interest (f)......................         $  153          $  249          $  528          $  848
                                                           ======          ======          ======          ======

     (a) Includes intersegment net sales of $2 million for each of the nine months ended September 30, 2001 and 2000.

     (b) Includes intersegment net sales of $1 million for the nine months ended September 30, 2000.

     (c) Includes intersegment net sales of $1 million and $2 million for the three months ended September 30, 2001 and 2000, respectively, and $6 million and $7 million for the nine months ended September 30, 2001 and 2000, respectively.

     (d) Includes in each 2000 period presented, pretax charges of $7 million for restructuring and one-time integration costs related to PPG Auto Glass.

     (e) Includes for the nine months ended September 30, 2000, a pretax charge of $39 million representing the write-off of an equity investment in Pittsburgh Corning Corporation, which filed for reorganization under the federal bankruptcy code. Also included is a $9 million pretax gain from the sale of corporate assets and net insurance recoveries of $4 million.

     (f) Includes for the nine months ended September 30, 2001, a pretax charge of $101 million for restructuring and other related activities, including severance and other costs of

     $67 million and asset dispositions of $34 million. See Note 3, "Business Realignments," for amounts by business segment.

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

     PPG manages its foreign currency transaction risk to minimize the volatility of cash flows caused by currency fluctuations by forecasting foreign currency-denominated cash flows of each subsidiary for a 12-month period and aggregating these cash inflows and outflows in each currency to determine the overall net transaction exposures. Decisions on whether to use derivative financial instruments to hedge the net transaction exposures are made based on the amount of those exposures, by currency, and an assessment of the near-term outlook for each currency. The Company's policy permits the use of foreign currency forward and option contracts to hedge up to 70% of its anticipated net foreign currency cash flows over the next 12-month period. These contracts do not qualify for hedge accounting. Therefore, the change in the fair value of these instruments is recorded in earnings in the period of change in "Other, net" in the condensed statement of income. Such amount was not material for the periods ended September 30, 2001.

     The sales, costs, assets and liabilities of our non-U.S. operations must be reported in U.S. dollars in order to prepare consolidated financial statements which gives rise to translation risk. The Company monitors its exposure to translation risk and enters into derivative foreign currency contracts to hedge its exposure, as deemed appropriate. This risk management strategy does not qualify for hedge accounting under the provisions of SFAS No. 133; therefore, the change in the fair value of these instruments is recorded in earnings in the period of change in "Other, net" in the condensed statement of income. Such amount was not material for the periods ended September 30, 2001.

     PPG designates forward currency contracts as hedges against the Company's exposure to variability in exchange rates on intercompany borrowings denominated in foreign currencies. To the extent effective, changes in the fair value of these instruments are deferred in other comprehensive income and subsequently reclassified to "Other, net" in the condensed statement of income as foreign exchange gains and losses are recognized on the intercompany borrowings. The portion of the change in fair value considered to be ineffective is reported in "Other, net" in the condensed statement of income. Such amount was not material for the periods ended September 30, 2001.

     The Company manages its interest rate risk in order to balance its exposure to fixed and variable rates while attempting to minimize its interest costs. Generally, the Company maintains variable interest rate debt at a level of 25% to 50% of total borrowings. PPG principally manages its fixed and variable interest rate risk by retiring and issuing debt from time to time. To a limited extent, PPG manages its interest rate risk through the use of interest rate swaps. Currently, these swaps convert fixed rate exposure to variable rate and are designated as fair value hedges. As such, the swaps are carried at fair value. As of January 1, 2001 and September 30, 2001, the fair value of interest rate swaps was not material.

     Currently, the Company's principal use of derivative financial instruments is to manage its exposure to fluctuating natural gas prices through the use of natural gas swap and option contracts. To the extent that these instruments are effective in hedging PPG's exposure to price changes, changes in the hedge contracts' fair values are deferred in other comprehensive income and reclassified to cost of sales as the natural gas is purchased. As of January 1, and September 30, 2001, the fair value of these contracts was an asset of $62 million and a liability of $21 million, respectively. Changes in the time value of option contracts are excluded from the Company's assessment of hedge effectiveness and reported in earnings immediately. The amount of ineffectiveness, which is reported in "Other, net" in the condensed statement of income for the periods ended September 30, 2001, was not material.

     No derivative instrument initially designated as a hedge instrument was undesignated or discontinued as a hedging instrument for the quarter ended September 30, 2001. As of September 30, 2001, the derivative instruments that hedge PPG's exposure to changes in natural gas prices and exchange rates mature within the next twelve months. During the three and nine months ended September 30, 2001, $(13) million and $13 million, respectively, of accumulated (loss) gain on derivatives, net of tax, was realized and reclassified from accumulated other comprehensive income to earnings, and other comprehensive income decreased by $15 million and $46 million, respectively, from a decline in the fair value of derivatives held, net of tax.

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

     For over thirty years, the Company has been a defendant in lawsuits involving claims alleging personal injury from exposure to asbestos. Aggregate settlements by PPG to date have been immaterial. Over the past few years, the number of asbestos-related claims against the Company, as well as numerous other defendants, has increased. At September 30, 2001, the Company was one of many defendants in numerous asbestos-related lawsuits involving approximately 116,000 claims. In many of the cases, the plaintiffs allege that the Company should be liable for injuries from products manufactured and distributed by Pittsburgh Corning Corporation ("PC"). The Company and Corning Incorporated are each 50% shareholders of PC. The Company believes it is not responsible for any injuries caused by PC products and intends to defend against such claims. Prior to 2000, PPG had never been found liable for any such claims, and in numerous cases PPG had been dismissed on motions prior to trial. In January 2000, in a trial in a state court in Texas involving six plaintiffs, the jury found PPG not liable. However, a week later in a separate trial also in a state court in Texas, another jury found PPG, for the first time, partly responsible for injuries to five plaintiffs alleged to be caused by PC products. The Company intends to appeal that verdict.

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

     It is PPG's policy to accrue expenses for environmental contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Reserves for environmental contingencies are exclusive of claims against third parties and are generally not discounted. As of September 30, 2001 and December 31, 2000, PPG had reserves for environmental contingencies totaling $98 million and $84 million, respectively. Pretax charges against income for environmental remediation costs for the three and nine months ended September 30, 2001 totaled $20 million and $27 million, respectively, and $4 million and $10 million, respectively, for the three and nine months ended September 30, 2000. Cash outlays related to such environmental remediation for the nine months ended September 30, 2001 and 2000 aggregated $13 million.

     Management anticipates that the resolution of the Company's environmental contingencies will occur over an extended period of time. The pretax charge for environmental remediation costs for 2001 is expected to be in the range of $30 million to $35 million. It is possible, however, that technological, regulatory and enforcement developments, the results of environmental studies and other factors could alter this expectation. In management's opinion, the Company operates in an environmentally sound manner and the outcome of the Company's environmental contingencies will not have a material effect on PPG's financial position or liquidity.

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

     A major customer of one of the Company's Asian coatings joint ventures is experiencing financial difficulties. Should this customer be unable to pay the amounts owed to our investee or cease operations, our loss would be limited to the carrying value of the Company's investment in the joint venture which was approximately $20 million as of September 30, 2001.

Item 2.   Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
          Results of Operations
          ---------------------

Performance for Third Quarter of 2001 Compared to Third Quarter of 2000

Performance Overview
Sales decreased 7% for the third quarter of 2001 to $2.00 billion compared to $2.14 billion for the third quarter of 2000. The combination of a 7% volume decline across all of our business segments and a 1% decline from the negative effects of foreign currency translation primarily in our coatings segment contributed to the sales decline. These negative factors were partially offset by a 1% increase due to higher selling prices primarily in our glass segment.

The gross profit percentage decreased to 36.9% for the third quarter of 2001 compared to 37.6% for the third quarter of 2000. The decrease in the gross profit percentage was due to unfavorable sales mix changes primarily in our coatings and glass businesses.

Net income and earnings per share, diluted, for the third quarter of 2001 were $93 million and $0.55, respectively, compared to $150 million and $0.86, respectively, for the same quarter in 2000. Net income for the third quarter of 2000 included after-tax restructuring and one-time integration costs of $3 million related to PPG Auto Glass L.L.C. (PPG Auto Glass). Excluding these charges, net income and earnings per share, diluted, for the third quarter of 2000 were $153 million and $0.88, respectively. The decrease in net income was due to lower sales volumes across all of our businesses and higher environmental expenses offset, in part, by an increase in selling prices and by a lower effective tax rate.

Performance of Business Segments
Coatings sales decreased 6% to $1.07 billion compared to $1.13 billion for the third quarter of 2000. The combination of a decrease in sales volume of 4%, primarily in our North American automotive original, refinish and industrial coatings businesses, and a 2% decline from the negative effects of foreign currency translation contributed to the sales decline. Operating income for the third quarter of 2001 was $123 million compared to $164 million for the same quarter of 2000. The decrease in operating income is attributable primarily to lower sales volumes and higher environmental expenses.

Glass sales decreased 8% to $554 million compared to $604 million for the third quarter of 2000. A decrease in sales volume of 10% across all of our glass businesses was offset, in part, by a 2% increase resulting from higher selling prices. Operating income for the third quarter of 2001 was $49 million compared to $94 million for the same quarter of 2000. Operating income for the third quarter of 2000 included pretax charges of $7 million for restructuring charges and one-time integration costs related to PPG Auto Glass. Excluding these charges, operating income for the third quarter of 2000 was $101 million. The decrease in operating income is attributable primarily to lower sales volume.

Chemicals sales decreased 7% to $377 million compared to $407 million for the third quarter of 2000. The combination of a decrease in sales volume of 6% primarily in our chlor-alkali and optical products and a 1% decline from the negative effects of foreign currency translation contributed to the sales decline. Operating income for the third quarter of 2001 was $25 million compared to $37 million for the same quarter of 2000. The decrease in operating income is attributable to lower sales volume and higher environmental expenses.

Performance in the First Nine Months of 2001 Compared to the First Nine Months of 2000

Performance Overview
Sales decreased 5% for the first nine months of 2001 to $6.26 billion compared to $6.57 billion for the first nine months of 2000. The combination of a 4% volume decline across all of our business segments and a 2% decline from the negative effects of foreign currency translation in our coatings segment contributed to the sales decline. These negative factors were partially offset by a 1% increase due to higher selling prices primarily in our glass segment.

The gross profit percentage decreased to 37.3% for the first nine months of 2001 compared to 38.4% for the first nine months of 2000. The decrease in the gross profit percentage was due to higher energy costs in our glass and chemicals segments.

Net income and earnings per share, diluted, for the first nine months of 2001 were $304 million and $1.80, respectively, compared to $494 million and $2.82, respectively, for the first nine months of 2000. Net income for the first nine months of 2001 included an after-tax charge of $71 million for restructuring and other related activities and net income for the first nine months of 2000 included an after-tax charge of $35 million for the write-off of an equity investment and $3 million of restructuring and one-time integration costs associated with PPG Auto Glass. Excluding these charges, net income and earnings per share, diluted, for the first nine months of 2001 were $375 million and $2.22, respectively, compared to $532 million and $3.04, respectively, for the first nine months of 2000. The decrease is attributable to higher energy and environmental costs and lower sales volumes, partially offset by slightly higher selling prices and a lower effective tax rate.

Performance of Business Segments
Coatings sales decreased 6% to $3.34 billion compared to $3.55 billion for the first nine months of 2000. The combination of a decrease in sales volume of 3%, primarily in our North American automotive original, refinish and industrial businesses, and a 3% decline from the negative effects of foreign currency translation produced the sales decline. Operating income was $359 million for the first nine months of 2001 compared to $536 million for the first nine months of 2000. Operating income for the first nine months of 2001 included pretax restructuring and other related costs of $83 million, as previously discussed. Excluding these charges, operating income for the first nine months of 2001 was $442 million. The decrease in operating income is attributable to lower sales volumes and higher selling and environmental costs offset, in part, by improved manufacturing efficiencies.

Glass sales decreased 2% to $1.75 billion compared to $1.78 billion for the first nine months of 2000. Sales volumes declined 4% primarily in our automotive original and fiber glass businesses. This decrease was offset by a 2% increase in selling prices primarily in our flat glass and fiber glass businesses. Operating income was $233 million for the first nine months of 2001 compared to $304 million for the first nine months of 2000. Operating income for the first nine months of 2001 included pretax restructuring and other related costs of $10 million, as previously discussed, and operating income for the first nine months of 2000 included pretax charges of $7 million for restructuring charges and one-time integration costs related to PPG Auto Glass. Excluding these charges, operating income for the first nine months of 2001 was $243 million as compared to $311 for the first nine months of 2000. The decrease in operating income is attributable to lower sales volumes primarily in our automotive original and fiber glass businesses and the effects of higher natural gas costs, partially offset by improved manufacturing efficiencies and higher selling prices.

Chemicals sales decreased 6% to $1.18 billion compared to $1.25 billion for the first nine months of 2000. The combination of a decrease in sales volume of 6%, primarily of our chlor-alkali products, and a 1% decline from the negative effects of foreign currency translation contributed to the sales decline. These sales decreases were offset slightly by a 1% increase from higher selling prices for our chlorine and other chlor-alkali products. Operating income was $74 million for the first nine months of 2001 compared to $161 million for the first nine months of 2000. Operating income for the first nine months of 2001 included pretax restructuring and other related costs of $7 million, as previously discussed. Excluding these charges, operating income for the first nine months of 2001 was $81 million. The decrease in operating income is attributable to lower sales volumes, higher natural gas and environmental costs and decreased manufacturing efficiencies offset, in part, by higher selling prices.

Other Factors
Other unallocated corporate expense - net for the nine months ended September 30, 2000 includes a pretax charge of $39 million representing the write-off of an equity investment and a gain from the sale of corporate assets.

The Company's pretax earnings for the first nine months of 2001 and 2000 included net periodic pension income of $44 million and $63 million, respectively, related to its U.S. defined benefit pension plans. It is possible that the Company would record pension expense in 2002 unless there is a significant recovery in the U.S. equity markets between now and the end of the year.

The tax rate on on-going operations for 2001 is 36.0% and reflects an improvement in the regional mix of non-U.S. taxable earnings and a lower effective state tax rate when compared with the prior year. Restructuring charges in 2001, which reflected a tax benefit at a rate of 30.0%, raised the overall effective tax rate for the first nine months of 2001 to 37.3%. The overall effective tax rate of 39.3% for the first nine months of 2000 reflects a 38.5% tax rate on on-going operations and the adverse effects of the write-off of an equity investment, which was not deductible for tax purposes.

During the second quarter of 2001 the Company renegotiated $1.2 billion in credit lines which support the commercial paper programs in the United States, Europe and Canada. The new facility is comprised of a $600 million portion having a 5-year term and a $600 million portion having a 364-day term. The facility fee paid on the committed amount is 7 1/2 basis points on the 5-year portion and six basis points on the 364-day portion. At September 30, 2001, there were no outstanding borrowings on these lines of credit.

The decrease in short-term and long-term debt is due principally to the repayment of various U.S. and non-U.S. debt obligations.

Accounting Standards
Effective January 1, 2001, PPG adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These standards require the Company to recognize all derivatives as either assets or liabilities at fair value in its balance sheet. The accounting for changes in the fair value of a derivative depends on the use of the derivative. To the extent that a derivative is effective as a hedge of a future exposure to changes in value, the fair value of the derivative is deferred in other comprehensive income or an adjustment to the carrying amount of the hedged item. Any portion considered to be ineffective is reported in earnings immediately.

Adoption of these new standards on January 1, 2001 resulted in an increase in current assets, current liabilities and other comprehensive income of $70 million, $26 million and $43 million, respectively, with a cumulative after-tax increase in net income of less than $1 million. Since the issuance of SFAS No. 133 and SFAS No. 138, the Financial Accounting Standards Board (FASB), through its Derivative Implementation Group, continues to issue additional requirements. On an ongoing basis, the Company evaluates the potential impact of the pronouncements on PPG's consolidated results of operations, financial position and cash flows.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The Company does not believe that the prospective adoption of this standard will have a material impact on its consolidated results of operations, financial position or cash flows for 2001. SFAS No. 142 changes the accounting for goodwill and certain other intangible assets from an amortization method to an impairment only approach. We will adopt the provisions of SFAS No. 142 on January 1, 2002 and are currently in the process of evaluating the effect the adoption of SFAS No. 142 will have on PPG's consolidated results of operations, financial position and cash flows. Amortization of goodwill recorded in 2001 will be approximately $30 million.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" and in October 2001, issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." These standards are effective on January 1, 2003 and January 1, 2002, respectively. We are currently in the process of evaluating the effect the adoption of these standards will have on PPG's consolidated results of operations, financial position and cash flows.

Conversion to the Euro
On January 1, 1999, eleven of the member countries of the European Monetary Union converted from their sovereign currencies to a common currency, the euro. At that time, fixed conversion rates between the legacy currencies and the euro were set. Greece has joined the original eleven countries and will adopt the euro in 2002. The legacy currencies will remain legal tender through February 28, 2002. Beginning January 1, 2002, euro-denominated currency will be issued. No later than February 28, 2002, the participating countries will withdraw all bills and coins so that their legacy currencies will no longer be considered legal tender.

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

It is PPG's policy to accrue expenses for environmental contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Reserves for environmental contingencies are exclusive of claims against third parties and are generally not discounted. As of September 30, 2001 and December 31, 2000, PPG had reserves for environmental contingencies totaling $98 million and $84 million, respectively. Pretax charges against income for environmental remediation costs for the three and nine months ended September 30, 2001 totaled $20 million and $27 million, respectively, and $4 million and $10 million, respectively, for the three and nine months ended September 30, 2000. Cash outlays related to such environmental remediation for the nine months ended September 30, 2001 and 2000 aggregated $13 million.

Management anticipates that the resolution of the Company's environmental contingencies will occur over an extended period of time. The pretax charge for environmental remediation costs for 2001 is expected to be in the range of $30 million to $35 million. It is possible, however, that technological, regulatory and enforcement developments, the results of environmental studies and other factors could alter this expectation. In management's opinion, the Company operates in an environmentally sound manner and the outcome of the Company's environmental contingencies will not have a material effect on PPG's financial position or liquidity.

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

A major customer of one of the Company's Asian coatings joint ventures is experiencing financial difficulties. Should this customer be unable to pay the amounts owed to our investee or cease operations, our loss would be limited to the carrying value of the Company's investment in the joint venture which was approximately $20 million as of September 30, 2001.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
-------------------------------------------------------------------

There were no material changes in the Company's exposure to market risk from December 31, 2000. The Company enters into natural gas swap and option contracts to reduce its exposure to fluctuations in the prices paid for natural gas. As of January 1, and September 30, 2001, the fair value of these contracts was an asset of $62 million and a liability of $21 million, respectively. See Note 8, "Derivative Financial Instruments," to the condensed financial statements in the Form 10-Q for an expanded description of these market risks.

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

Under the Company's Deferred Compensation Plan for Directors, each Director must defer receipt of such compensation as the Board mandates. Currently, the Board mandates deferral of one-third of each payment of the basic annual retainer of each Director. Each Director may also elect to defer the receipt of (1) an additional one-third of each payment of the basic annual retainer, (2) all of the basic annual retainer, or (3) all compensation. All deferred payments are held in the form of Common Stock Equivalents. Payments out of the deferred accounts are made in the form of Common Stock of the Company (and cash as to any fractional Common Stock Equivalent). In the third quarter of 2001, the Directors, as a group, were credited with 929 Common Stock Equivalents under this Plan. The values of the Common Stock Equivalents, when credited, ranged from $45.10 to $54.95.

Under the Directors' Common Stock Plan, each Director who neither is nor was an employee of the Company is credited annually with Common Stock Equivalents worth one-half of the Director's basic annual retainer. Upon termination of service, the Common Stock Equivalents held in a Director's account are converted to and paid in Common Stock of the Company (and cash as to any fractional Common Stock Equivalent). In the third quarter of 2001, the Directors, as a group, received 330 Common Stock Equivalents under this Plan. The value of each Common Stock Equivalent, when credited, was $45.10.

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

     *(10) PPG Industries, Inc. Nonqualified Retirement Plan dated as of January 1, 1989, as amended January 1, 1996 was filed as Exhibit 10 to the Registrant's Form 10-Q for the quarter ended March 31, 1996, which exhibit is incorporated herein by reference. The Supplemental Executive Retirement Plan II as amended, and the Change in Control Employment Agreement were filed as Exhibits 10.2 and 10.5, respectively, to the Registrant's Form 10-Q for the quarter ended September 30, 1995, which exhibit is incorporated herein by reference. The PPG Industries, Inc. Stock Plan was filed as Exhibit 10 to the Registrant's Form 10-Q for the quarter ended March 31, 1997, which exhibit is incorporated herein by reference. PPG Industries, Inc. Incentive Compensation and Deferred Income Plan for Key Employees, as amended, was filed as Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended March 31, 2000, which exhibit is incorporated herein by reference. PPG Industries, Inc. Deferred Compensation Plan for Directors, was filed as Exhibit 10.3 to the Registrant's Form 10-K for the year ended December 31, 1997, which exhibit is incorporated herein by reference. PPG Industries, Inc. Total Shareholder Plan for Key Employees was filed as Exhibit 10.4 to the Registrant's Form 10-K for the year ended December 31, 1998, which exhibit is incorporated herein by reference.

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

(b)     Reports on Form 8-K

        (1) The Company did not file any reports on Form 8-K during the three months ended September 30, 2001.

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


                                                      PPG INDUSTRIES, INC.
                                             -----------------------------------
                                                          (Registrant)





Date:     October 26, 2001               By          /s/ W. H. Hernandez
                                             -----------------------------------
                                                         W. H. Hernandez
                                                 Senior Vice President, Finance
                                                    (Principal Financial and
                                                     Accounting Officer and
                                                    Duly Authorized Officer)

                     PPG INDUSTRIES, INC. AND SUBSIDIARIES
                     -------------------------------------


                               INDEX TO EXHIBITS


Exhibit
Number         Description
------         -----------

(12)           Computation of Ratio of Earnings to Fixed Charges.