Form 10-K
period 2001-12-31
PPG INDUSTRIES INC
filed 2002-02-22
CIK 79879

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

For the fiscal year ended December 31, 2001       Commission File Number 1-1687

                             PPG INDUSTRIES, INC.
            (Exact name of registrant as specified in its charter)

               Pennsylvania                            25-0730780
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)               Identification No.)

 One PPG Place, Pittsburgh, Pennsylvania                  15272
 (Address of principal executive offices)              (Zip code)

Regitrant's telephone number, including area code:s   412-434-3131

          Securities Registered Pursuant to Section 12(b) of the Act:

                                         Name of each exchange on
            Title of each class              which registered
            -------------------          ------------------------
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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of January 31, 2002, 168,533,645 shares of the Registrant's common stock, with a par value of $1.66 2/3 per share, were outstanding. As of that date, the aggregate market value of common stock held by non-affiliates was $8,174 million.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                             Incorporated By
                        Document                          Reference In Part No.
                        --------                          ---------------------
Portions of PPG Industries, Inc. Annual Report to
 Shareholders for the year ended December 31, 2001.......     I, II and IV
Portions of PPG Industries, Inc. Proxy Statement for its
 2002 Annual Meeting of Shareholders.....................          III

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

                      Note on Incorporation by Reference

Throughout this report, various information and data are incorporated by reference to the Company's 2001 Annual Report to Shareholders (hereinafter referred to as "the Annual Report to Shareholders"). Any reference in this report to disclosures in the Annual Report to Shareholders shall constitute incorporation by reference only of that specific information and data into this Form 10-K.

                                    Part I
Item 1. Business

PPG Industries, Inc., incorporated in Pennsylvania in 1883, is comprised of three basic business segments: coatings, glass and chemicals. Within these business segments, PPG has followed a program of directing its resources of people, capital and technology into selected areas to build upon positions of leadership. Areas in which resources have been focused are automotive original, refinish, industrial, aerospace, packaging, and architectural coatings; flat glass, automotive original and replacement glass, continuous-strand fiber glass; and chlor-alkali and specialty chemicals. Each of the businesses in which PPG is engaged is highly competitive. However, the diversification of product lines and worldwide markets served tend to minimize the impact on total sales and earnings of changes in demand for a particular product line or in a particular geographic area. Reference is made to "Business Segment Information" on pages 20 through 22 of the Annual Report to Shareholders, which is incorporated herein by reference, for financial information relating to business segments.

Coatings

PPG is a major supplier of protective and decorative coatings. The coatings industry is highly competitive and consists of a few large firms with global presence and many smaller firms serving local or regional markets. PPG competes in its primary markets with the world's largest coatings companies, most of which have global operations, and many smaller regional coatings companies. Product development, innovation, quality and customer service have been stressed by PPG and have been significant factors in developing an important supplier position.

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

The principal production facilities of the coatings business are in North America and Europe. North American production facilities consist of 25 plants in the United States, two in Canada and one in Mexico. The three largest facilities in the United States are the Cleveland, Ohio, plant, which primarily produces automotive original coatings; the Oak Creek, Wis., plant, which primarily produces industrial coatings and certain automotive original coatings; and the Delaware, Ohio, plant, which primarily produces automotive refinishes and certain automotive original and industrial coatings. Outside North America, PPG operates six plants in Italy, four plants in Germany, three plants each in England and Spain, two plants each in Brazil, China and France, and one plant each in Argentina, Australia, Malaysia, the Netherlands, Thailand and Turkey. PPG owns equity interests in operations in Canada, India, South Korea and Taiwan. Additionally, the automotive coatings business operates eight service centers in the United States, two each in Mexico and Poland, and one each in Argentina, Brazil, Canada, France and Portugal to provide just-in-time delivery and service to selected automotive assembly plants. Twenty-one training centers in Europe, 18 in the United States, 10 in Asia, four in South America, three in Canada and one in Mexico are in operation. These centers provide training for automotive aftermarket refinish customers. The aerospace business operates a global network of 14 application support centers that provide customer technical support, on-time delivery of products, and improvements to customer efficiency and productivity. Also, four automotive original coatings application centers throughout the world that provide testing facilities for customer paint processes and new products are in operation. The average number of persons employed by the coatings segment during 2001 was 17,100.

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

PPG's principal glass production facilities are concentrated in North America and Europe. Fourteen plants operate in the United States, of which six produce automotive original and replacement glass products, five produce flat glass, and three produce fiber glass products. There are three plants in Canada, two of which produce automotive original and replacement glass products and one produces flat glass. One plant each in England and the Netherlands produce fiber glass. PPG owns equity interests in operations in China, Hong Kong, Mexico, the Netherlands, Taiwan, the United States and Venezuela and a majority interest in a glass distribution company in Japan. Additionally, there are four satellite operations in the United States, two satellite operations in Canada and one in Mexico that provide limited fabricating or assembly and just-in-time service to selected automotive customer locations, one satellite coating facility in the United States for flat glass products and one satellite tempering and fabrication facility in the United States for flat glass products. There are also two insurance claim management centers that serve the LYNX Services(R) business. The average number of persons employed by the glass segment during 2001 was 12,000.

Chemicals

PPG is a major producer and marketer of chlor-alkali chemicals and a supplier of specialty chemicals. The primary chlor-alkali products are chlorine, caustic soda, vinyl chloride monomer, chlorinated solvents, chlorinated benzenes and calcium hypochlorite. Most of these products are sold directly to manufacturing companies in the chemical processing, rubber and plastics, paper, minerals, metals, and water treatment industries. The primary products of PPG's specialty chemicals businesses are Transitions(R) lenses; optical monomers; precipitated silicas for tire, shoe, battery separator, and other industrial businesses and phosgene derivatives and other intermediates for the pharmaceutical and agricultural businesses.

PPG competes with six other major producers of chlor-alkali products. Price, product availability, product quality and customer service are the key competitive factors. In the specialty chemicals area, PPG's market share varies greatly by business; product quality and performance and technical service are the most critical competitive factors.

Chemicals' principal production facilities are concentrated in North America, with five plants in the United States and one each in Canada and Mexico. The two largest facilities, located in Lake Charles, La., and Natrium, W. Va., primarily produce chlor-alkali products. Outside North America, PPG operates two plants each in China, France and Taiwan, and one each in Australia, Bra-zil, Ireland, the Netherlands and the Philippines. PPG owns equity interests in operations in Japan, Thailand and the United States. The average number of persons employed by the chemicals segment during 2001 was 4,700.

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

Research and Development

Research and development costs, including depreciation of research facilities, during 2001, 2000 and 1999 were $283 million in 2001, and $301 million in 2000 and 1999. PPG owns and operates several research and development facilities to conduct research and development involving new and improved products and processes. Additional process and product research and development work is also undertaken at many of the Company's manufacturing plants.

Patents

PPG considers patent protection to be important. The Company's business segments are not materially dependent upon any single patent or group of related patents. PPG received $26 million in 2001, $27 million in 2000 and $26 million in 1999 from royalties and the sale of technical know-how.

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

Employee Relations

The average number of persons employed worldwide by PPG during 2001 was 34,900. The Company has numerous collective bargaining agreements throughout the world and believes it will be able to renegotiate any such agreements on satisfactory terms. The Company believes it has good relationships with its employees.

Environmental Matters

Like other companies, PPG is subject to the existing and evolving standards relating to the protection of the environment. Capital expenditures for environmental control projects were $22 million, $22 million and $19 million in 2001, 2000 and 1999, respectively. It is expected that expenditures for such projects in 2002 will approximate $25 million, with similar amounts of annual expenditures expected in the near future. Although future capital expenditures are difficult to estimate accurately because of constantly changing regulatory standards and policies, it can be anticipated that environmental control standards will become increasingly stringent and costly.

PPG is negotiating with various government agencies concerning 98 current and former manufacturing sites, and offsite waste disposal locations, including 27 sites on the National Priority List (NPL). While PPG is not generally a major contributor of wastes to these offsite waste disposal locations, each potentially responsible party may face governmental agency assertions of joint and several liability. Generally, however, a final allocation of costs is made based on relative contributions of wastes to the site. There is a wide range of cost estimates for cleanup of these sites, due largely to uncertainties as to the nature and extent of their condition and the methods that may have to be employed for their remediation. The Company has established reserves for those sites where it is probable that a liability has been incurred and the amount can be reasonably estimated. As of December 31, 2001 and 2000, PPG had reserves for environmental contingencies totaling $94 million and $84 million, respectively. Pretax charges against income for environmental remediation costs totaled $29 million in 2001, $18 million in 2000, and $10 million in 1999.

The Company's experience to date regarding environmental matters leads PPG to believe that it will have continuing expenditures for compliance with provisions regulating the protection of the environment and for present and future remediation efforts at waste and plant sites. Management anticipates that such expenditures will occur over an extended period of time and could result in charges against income of up to $50 million in 2002. It is possible, however, that technological, regulatory and enforcement developments, the results of environmental studies and other factors could alter this expectation. In addition, a portion of such environmental expenditures may be recovered from insurers and other third parties. In management's opinion, the Company operates in an environmentally sound manner, is well positioned, relative to environmental matters, within the industries in which it operates, and the outcome of these environmental matters will not have a material adverse effect on PPG's financial position or liquidity. See Commitments and Contingent Liabilities, including Environmental Matters, in Management's Discussion and Analysis for additional information related to environmental matters.

Item 2. Properties

See "Item 1. Business" for information on PPG's production and fabrication facilities.

Generally, the Company's plants are suitable and adequate for the purposes for which they are intended, and overall have sufficient capacity to conduct business in the upcoming year.

Item 3. Legal Proceedings

PPG is involved in a number of lawsuits and claims, both actual and potential, including some that it has asserted against others, in which substantial monetary damages are sought. These lawsuits and claims relate to product liability, contract, patent, environmental, antitrust and other matters arising out of the conduct of PPG's business. Except with respect to any PPG contribution arising out of a possible voluntary settlement of asbestos claims as discussed below, the amount of which cannot be predicted, management believes that, in the aggregate, the outcome of all lawsuits and claims involving PPG will not have a material effect on PPG's consolidated financial position or liquidity; however, such outcome may be material to the results of operations of the period in which the costs, if any, are recognized. Included among PPG's legal proceedings are the following:

The Company has been named as a defendant in a number of antitrust lawsuits filed in federal and state courts by various plaintiffs. These suits allege PPG was involved with competitors in fixing prices and allocating markets for the automotive refinish industry and for certain glass products. Twenty-nine glass anti-trust cases were filed in federal courts, all of which have been consolidated in a single federal district court, and the court has ruled that the case may proceed as a class action. All of the initial defendants in the glass anti-trust actions, except PPG, have entered into settlement agreements with the plaintiffs. In addition, over 65 cases alleging anti-trust violations in the automotive refinish industry have been filed in various state and federal jurisdictions, and have been consolidated. The plaintiffs in these cases are seeking economic and treble damages and injunctive relief. The Company believes it has meritorious defenses in these lawsuits.

The Company has been a defendant since April 1994 in a suit filed in the Federal District Court in St. Paul, Minnesota, by Marvin Windows and Doors (Marvin) alleging numerous claims, including breach of warranty. The district court dismissed the plaintiff's claims in 1999, but certain of the claims were reinstated on appeal. The Eighth Circuit U.S. Court of Appeals dismissed 12 of 13 claims, but allowed the plaintiff to proceed to trial on a breach of warranty claim. On Feb. 14, 2002, the federal jury awarded Marvin $136 million on the remaining claim. PPG believes it has meritorious defenses to the plaintiff's claims and intends to appeal the jury's decision.

For over thirty years, PPG has been a defendant in lawsuits involving claims alleging personal injury from exposure to asbestos. Aggregate settlements by PPG to date have been immaterial. At December 31, 2001, PPG was one of many defendants in numerous asbestos-related lawsuits involving about 116,000 claims. In many of the cases, the plaintiffs allege that PPG should be liable for injuries involving asbestos-containing thermal insulation products manufactured and distributed by Pittsburgh Corning Corporation ("PC"). PPG and Corning Incorporated are each 50% shareholders in PC. PPG believes that it is not responsible for any injuries caused by PC products and intends to defend against such claims. Prior to 2000, PPG had never been found liable for any such claims, and in numerous cases PPG had been dismissed on motions prior to trial. In January 2000, in a trial in a state court in Texas involving six plaintiffs, the jury found PPG not liable. However, a week later in a separate trial also in state court in Texas, another jury found PPG, for the first time, partly responsible for injuries to five plaintiffs alleged to be caused by PC products. PPG intends to appeal the adverse verdict.

On April 16, 2000, PC filed for Chapter 11 Bankruptcy in the Federal Bankruptcy Court in Pittsburgh, Pennsylvania. Accordingly, in the first quarter of 2000, PPG recorded an after-tax charge of $35 million for the write-off of all of its investment in PC. As a consequence of the bankruptcy filing and the various motions and orders in that proceeding, the asbestos litigation against PPG (and against PC and Corning Incorporated) related to PC products has been stayed and the filing of additional asbestos suits against them has been enjoined, until March 1, 2002. During the pendency of the stay, interested parties, including PC and PPG, among others, have been engaged in discussions to determine whether a settlement of current and potential asbestos claims can be agreed on within the context of the PC bankruptcy proceeding. The court has extended the stay several times with the parties' consent in order to facilitate settlement discussions. These settlement discussions involve numerous, complex issues. Accordingly, it is impossible to predict whether, when, or on what terms a voluntary settlement, if any, on the part of PPG might be reached.

Over the past ten years, the Company and others have been named as defendants in several cases claiming damages related to exposure to lead. PPG has been dismissed as a defendant from most of those lawsuits and has never been found liable in any of those cases.

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

Securities and Exchange Commission regulations require the disclosure of any environmental legal proceedings in which a governmental authority is party and which may reasonably be expected to involve monetary sanctions in excess of $100,000. In this regard, PPG received a notice of violation from the U.S. Environmental Protection Agency with respect to PPG's facilities in Lexington and Shelby, North Carolina. In February 2002, PPG entered into a consent decree providing for a final penalty of $250,000 to resolve this matter.

Item 4. Submission of Matters to a Vote of Security Holders

None.

                      Executive Officers of the Registrant

The executive officers of the Company are elected annually in April by the Board of Directors. The business experience during the past five years of each Executive Officer is set forth below.

         Name           Age                                 Title
         ----           ---                                 -----
Raymond W. LeBoeuf (a)  55  Chairman of the Board and Chief Executive Officer since November 1997
Frank A. Archinaco (b)  58  Executive Vice President since April 1997
Charles E. Bunch (c)    52  Executive Vice President since March 2000
James C. Diggs (d)      53  Senior Vice President and General Counsel since July 1997
William H. Hernandez    53  Senior Vice President, Finance since January 1995

(a) Mr. LeBoeuf was Chairman Elect and Chief Executive Officer and President and Chief Operating Officer, prior to his present position.
(b) Mr. Archinaco was Senior Vice President, Glass, prior to his present position.
(c) Mr. Bunch was Senior Vice President, Strategic Planning and Corporate Services and Vice President, Fiber Glass, prior to his present position.
(d) Mr. Diggs was Senior Vice President and General Counsel Elect and was TRW Inc.'s Vice President and Assistant General Counsel prior to joining PPG in March 1997.

                                    Part II

Information with respect to the following Items can be found on the indicated pages of the Annual Report to Shareholders and is incorporated herein by reference.

                                                                        Page(s)
                                                                        -------
Item 5. Market for the Registrant's Common Equity and Related
 Stockholder Matters

Stock Exchange Listings...............................................    37
Quarterly Stock Information...........................................    37

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

Under the Company's Deferred Compensation Plan for Directors, each
Director must defer receipt of such compensation as the Board mandates. Currently, the Board mandates deferral of one-third of each payment of the basic annual retainer of each Director. Each Director may also elect to defer the receipt of (i) an additional one-third of each payment of the basic annual retainer, (ii) all of the basic annual retainer, or (iii) all compensation. All deferred payments are held in the form of Common Stock Equivalents. Payments out of the deferred accounts are made in the form of Common Stock of the Company
(and cash as to any fractional Common Stock Equivalent). The
Directors, as a group, were credited with 8,545, 7,584 and 10,811
Common Stock Equivalents in 2001, 2000 and 1999, respectively, under this plan. The values of the Common Stock Equivalents, when credited, ranged from $45.10 to $54.95 in 2001, $39.69 to $55.06 in 2000 and
$51.25 to $64.94 in 1999.

Under the Directors' Common Stock Plan, each Director who neither is nor was an employee of the Company is credited annually with Common
Stock Equivalents worth one-half of the Director's basic annual retainer. Upon termination of service and attaining 70 years of age, the Common Stock Equivalents held in a Director's account are converted to and paid in Common Stock of the Company (and cash as to any fractional Common Stock Equivalent). The Directors, as a group, received 3,820, 3,603 and 3,746 Common Stock Equivalents in 2001, 2000 and 1999, respectively, under this plan. The values of those Common
Stock Equivalents, when credited, ranged from $45.10 to $54.70 in 2001, $40.00 to $52.25 in 2000 and $52.21 to $64.13 in 1999.

Item 6. Selected Financial Data

The information required by Item 6 is reported in the Eleven-Year
Digest under the captions net sales, income before accounting changes, cumulative effect of accounting changes, net income, earnings per common share before accounting changes, cumulative effect of accounting changes on earnings per common share, earnings per common share, earnings per common share - assuming dilution, dividends per share, total assets and long-term debt for the years 1997 through
2001..................................................................    36

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis..................................   14-20

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

Management's Discussion and Analysis..................................   19-20


                                                                       Page(s)
                                                                       -------
Item 8. Financial Statements and Supplementary Data

Independent Auditors' Report..........................................    9
Consolidated Financial Statements:
 Statement of Income for the years ended December 31, 2001, 2000 and
  1999................................................................   10
 Balance Sheet, December 31, 2001 and 2000............................   11
 Statement of Shareholders' Equity for the years ended December 31,
  2001, 2000 and 1999.................................................   12
 Statement of Comprehensive Income for the years ended December 31,
  2001, 2000 and 1999.................................................   12
 Statement of Cash Flows for the years ended December 31, 2001, 2000
  and 1999............................................................   13
 Notes to the Financial Statements....................................  23-35

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

 None.

                                   Part III

Item 10. Directors and Executive Officers of the Registrant

The information required by Item 10 regarding Directors is contained under the caption "Election of Directors" in the Registrant's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders (the Proxy Statement) which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, which information under such caption is incorporated herein by reference.

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

    Financial Statement Schedules for years ended December 31, 2001, 2000 and 1999:

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

   *10 The Supplemental Executive Retirement Plan II, as amended, and the Change in Control Employment Agreement were filed as Exhibits 10.2 and 10.5, respectively, to the Registrant's Form 10-Q for the quarter ended September 30, 1995, which exhibit is incorporated herein by reference. PPG Industries, Inc. Deferred Compensation Plan for Directors was filed as Exhibit 10.3 to the Registrant's Form 10-K for the year ended December 31, 1997, which exhibit is incorporated herein by reference. PPG Industries, Inc. Incentive Compensation and Deferred Income Plan for Key Employees, as amended, was filed as Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended March 31, 2000, which exhibit is incorporated herein by reference. PPG Industries, Inc. Directors' Common Stock Plan, as amended April 19, 2000, was filed as Exhibit 10.1 to the Registrant's Form 10-K for the year ended December 31, 2000, which exhibit is incorporated herein by reference. PPG Industries, Inc. Executive Officers Annual Incentive Compensation Plan, dated as of April 19, 2001, was filed as Exhibit 10.3 to the Registrant's Form 10-K for the year ended December 31, 2000, which exhibit is incorporated herein by reference.

   *10.1 PPG Industries, Inc. Nonqualified Retirement Plan dated as of
         January 1, 1989, as amended February 21, 2002, was filed as Exhibit
         10.1 to the Registrant's Form 10-K for the year ended December 31, 2001, which exhibit is incorporated herein by reference.

   *10.2 PPG Industries, Inc. Deferred Compensation Plan, as amended effective February 21, 2002, was filed as Exhibit 10.2 to the Registrant's Form 10-K for the year ended December 31, 2001, which exhibit is incorporated herein by reference.

   *10.3 PPG Industries, Inc. Stock Plan, dated as of April 17, 1997, as amended April 18, 2002, was filed as Exhibit 10.3 to the Registrant's Form 10-K for the year ended December 31, 2001, which exhibit is incorporated herein by reference.

   *10.4 PPG Industries, Inc. Total Shareholder Return Plan for Key
         Employees, as amended effective April 18, 2002, was filed as Exhibit
         10.4 to the Registrant's Form 10-K for the year ended December 31, 2001, which exhibit is incorporated herein by reference.

   *10.5 PPG Industries, Inc. Executive Officers' Total Shareholder Return
         Plan, as amended effective April 18, 2002, was filed as Exhibit 10.5 to the Registrant's Form 10-K for the year ended December 31, 2001, which exhibit is incorporated herein by reference.

    12 Computation of Ratio of Earnings to Fixed Charges for the Five Years Ended December 31, 2001.

    13 Company's 2001 Annual Report to Shareholders. (Except for the pages and information therein expressly incorporated by reference in this Form 10-K, the Annual Report to Shareholders is provided solely for the information of the Commission and is not to be deemed "filed" as part of the Form 10-K.)

    21   Subsidiaries of the Registrant.

    23   Independent Auditors' Consent.

    24   Powers of Attorney.

* Items referred to in Exhibit 10, 10.1, 10.2, 10.3, 10.4 and 10.5 and incorporated by reference are either management contracts, compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to
  Item 601 of Regulation S-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on February 21, 2002.

                              PPG INDUSTRIES, INC.
                                 (Registrant)

                              By /s/  W. H. Hernandez
                                ...............................................
                                 W. H. Hernandez, Senior Vice President,
                                 Finance

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated, on February 21, 2002.

      Signature                           Capacity
      ---------                           --------

  /s/  R. W. LeBoeuf            Director, Chairman of the Board and
......................           Chief Executive Officer
    R. W. LeBoeuf

/s/  W. H. Hernandez            Senior Vice President, Finance (Principal
......................           Financial and Accounting Officer)
   W. H. Hernandez

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

    D. G. Vice                  Director

    D. R. Whitwam               Director

            INDEPENDENT AUDITORS' REPORT

            To the Board of Directors and Shareholders of PPG
            Industries, Inc.:

            We have audited the consolidated balance sheet of PPG Industries, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001, and have issued our report thereon dated January 17, 2002; such consolidated financial statements and report are included in your 2001 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included consolidated financial statement schedule II, Valuation and Qualifying Accounts, of PPG Industries, Inc. and subsidiaries for the years ended December 31, 2001, 2000 and 1999. The consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

            /s/ DELOITTE & TOUCHE LLP

            Pittsburgh, Pennsylvania
            January 17, 2002

PPG Industries, Inc. and Subsidiaries

Schedule II--Valuation and Qualifying Accounts
 For the Years Ended December 31, 2001, 2000 and 1999

                           Balance at Charged to
                           Beginning  Costs and                  Balance at
       Description          of Year    Expenses  Deductions(/1/) End of Year
       -----------         ---------- ---------- --------------- -----------
                                              (Millions)
2001
 Deducted from assets to
  which they apply:
   Allowance for doubtful
    accounts _____________   $37.4      $29.6         $22.7         $44.3
                             =====      =====         =====         =====
2000
 Deducted from assets to
  which they apply:
   Allowance for doubtful
    accounts _____________   $25.7      $26.7         $15.0         $37.4
                             =====      =====         =====         =====
1999
 Deducted from assets to
  which they apply:
   Allowance for doubtful
    accounts _____________   $20.6      $20.5         $15.4         $25.7
                             =====      =====         =====         =====

                             ---------------------

(/1/)Notes and accounts receivable written off as uncollectible, net of recoveries, and changes attributable to foreign currency translation.

                              PPG Industries Inc.
                       and Consolidated Subsidiaries

                               Index to Exhibits

 Exhibits

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

   *10 The Supplemental Executive Retirement Plan II, as amended, and the Change in Control Employment Agreement were filed as Exhibits 10.2 and 10.5, respectively, to the Registrant's Form 10-Q for the quarter ended September 30, 1995, which exhibit is incorporated herein by reference. PPG Industries, Inc. Deferred Compensation Plan for Directors was filed as Exhibit 10.3 to the Registrant's Form 10-K for the year ended December 31, 1997, which exhibit is incorporated herein by reference. PPG Industries, Inc. Incentive Compensation and Deferred Income Plan for Key Employees, as amended, was filed as Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended March 31, 2000, which exhibit is incorporated herein by reference. PPG Industries, Inc. Directors' Common Stock Plan, as amended April 19, 2000, was filed as Exhibit 10.1 to the Registrant's Form 10-K for the year ended December 31, 2000, which exhibit is incorporated herein by reference. PPG Industries, Inc. Executive Officers Annual Incentive Compensation Plan, dated as of April 19, 2001, was filed as Exhibit 10.3 to the Registrant's Form 10-K for the year ended December 31, 2000, which exhibit is incorporated herein by reference.

   *10.1 PPG Industries, Inc. Nonqualified Retirement Plan dated as of
         January 1, 1989, as amended February 21, 2002, was filed as Exhibit
         10.1 to the Registrant's Form 10-K for the year ended December 31, 2001, which exhibit is incorporated herein by reference.

   *10.2 PPG Industries, Inc. Deferred Compensation Plan, as amended effective February 21, 2002, was filed as Exhibit 10.2 to the Registrant's Form 10-K for the year ended December 31, 2001, which exhibit is incorporated herein by reference.

   *10.3 PPG Industries, Inc. Stock Plan, dated as of April 17, 1997, as amended April 18, 2002, was filed as Exhibit 10.3 to the Registrant's Form 10-K for the year ended December 31, 2001, which exhibit is incorporated herein by reference.

   *10.4 PPG Industries, Inc. Total Shareholder Return Plan for Key
         Employees, as amended effective April 18, 2002, was filed as Exhibit
         10.4 to the Registrant's Form 10-K for the year ended December 31, 2001, which exhibit is incorporated herein by reference.

   *10.5 PPG Industries, Inc. Executive Officers' Total Shareholder Return
         Plan, as amended effective April 18, 2002, was filed as Exhibit 10.5 to the Registrant's Form 10-K for the year ended December 31, 2001, which exhibit is incorporated herein by reference.

    12 Computation of Ratio of Earnings to Fixed Charges for the Five Years Ended December 31, 2001.

    13 Company's 2001 Annual Report to Shareholders. (Except for the pages and information therein expressly incorporated by reference in this Form 10-K, the Annual Report to Shareholders is provided solely for the information of the Commission and is not to be deemed "filed" as part of the Form 10-K.)

    21   Subsidiaries of the Registrant.

    23   Independent Auditors' Consent.

    24   Powers of Attorney.

* Items referred to in Exhibit 10, 10.1, 10.2, 10.3, 10.4 and 10.5 and incorporated by reference are either management contracts, compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to
  Item 601 of Regulation S-K.