Form 10-Q
period 2002-03-31
PPG INDUSTRIES INC
filed 2002-05-03
CIK 79879

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended    March 31, 2002        Commission File Number   1-1687
                  --------------------                            ----------


                             PPG INDUSTRIES, INC.
            (Exact name of registrant as specified in its charter)



                   Pennsylvania                              25-0730780
   (State or other jurisdiction of incorporation          (I.R.S. Employer
                 or organization)                        Identification No.)

One PPG Place, Pittsburgh, Pennsylvania                         15272
(Address of principal executive offices)                      (Zip Code)


                                (412) 434-3131
             (Registrant's telephone number, including area code)



As of April 30, 2002, 168,775,496 shares of the Registrant's common stock, par value $1.66-2/3 per share, were outstanding.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                   Yes   X                No _____
                       -----

                     PPG INDUSTRIES, INC. AND SUBSIDIARIES


                                     INDEX

                                                                                    PAGE(S)
Part I.   Financial Information

  Item 1.  Financial Statements (Unaudited):

     Condensed Statement of Income..............................................          2

     Condensed Balance Sheet....................................................          3

     Condensed Statement of Cash Flows..........................................          4

     Notes to Condensed Financial Statements....................................       5-13


  Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.................................      14-17

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........         17

Part II.  Other Information

  Item 1.  Legal Proceedings....................................................         18

  Item 2.  Change in Securities and Use of Proceeds.............................      18-19

  Item 4.  Submission of Matters to a Vote of Security Holders..................         19

  Item 6.  Exhibits and Reports on Form 8-K.....................................      19-21


Signature.......................................................................         22

                        PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                     PPG INDUSTRIES, INC. AND SUBSIDIARIES

                   Condensed Statement of Income (Unaudited)
                   -----------------------------------------
                     (Millions, except per share amounts)

                                                                       Three Months Ended March 31
                                                                        2002                  2001
                                                                       ------                ------
Net sales.........................................................     $1,875                $2,099
Cost of sales.....................................................      1,189                 1,324
                                                                       ------                ------
   Gross profit...................................................        686                   775
                                                                       ------                ------

Other expenses (earnings):
   Selling, general and administrative............................        342                   351
   Depreciation...................................................         91                    94
   Research and development.......................................         66                    67
   Interest.......................................................         33                    48
   Amortization...................................................          8                    18
   Business realignments (Note 4).................................         81                   101
   Other, net.....................................................        (19)                  (18)
                                                                       ------                ------
       Total other expenses - net.................................        602                   661
                                                                       ------                ------

Income before income taxes, minority interest
   and cumulative effect of accounting change.....................         84                   114

Income taxes......................................................         33                    48

Minority interest.................................................          8                    10
                                                                       ------                ------

Income before cumulative effect of accounting change..............         43                    56

Cumulative effect of accounting change, net of tax (Note 2).......          9                     -
                                                                       ------                ------

Net income........................................................     $   34                $   56
                                                                       ======                ======

Earnings per common share (Note 3):
  Income before cumulative effect of accounting change............     $ 0.25                $ 0.33
  Cumulative effect of accounting change, net of tax..............      (0.05)                    -
                                                                       ------                ------
Earnings per common share.........................................     $ 0.20                $ 0.33
                                                                       ======                ======

Earnings per common share - assuming dilution (Note 3):
  Income before cumulative effect of accounting change............     $ 0.25                $ 0.33
  Cumulative effect of accounting change, net of tax..............      (0.05)                    -
                                                                       ------                ------
Earnings per common share - assuming dilution.....................     $ 0.20                $ 0.33
                                                                       ======                ======

Dividends per common share........................................     $ 0.42                $ 0.42
                                                                       ======                ======

The accompanying notes to the condensed financial statements are an integral part of this consolidated statement.

                     PPG INDUSTRIES, INC. AND SUBSIDIARIES

                      Condensed Balance Sheet (Unaudited)
                      -----------------------------------

                                                                               March 31            Dec. 31
                                                                                 2002                2001
                                                                               -------             -------
Assets                                                                                  (Millions)
------
Current assets:
   Cash and cash equivalents......................................            $    72             $   108
   Receivables-net................................................              1,533               1,416
   Inventories (Note 5)...........................................                948                 904
   Other..........................................................                288                 275
                                                                              -------             -------
       Total current assets.......................................              2,841               2,703

Property (less accumulated depreciation of
   $4,466 million and $4,401 million).............................              2,695               2,752
Investments.......................................................                306                 305
Goodwill (Notes 2 and 6)..........................................                979                 972
Identifiable intangible assets (Notes 2 and 6)....................                527                 570
Prepaid pension asset.............................................                974                 982
Other assets......................................................                165                 168
                                                                              -------             -------
       Total......................................................            $ 8,487             $ 8,452
                                                                              =======             =======

Liabilities and Shareholders' Equity
------------------------------------
Current liabilities:
   Short-term debt and current
       portion of long-term debt..................................            $   735             $   696
   Accounts payable and accrued liabilities.......................              1,333               1,259
                                                                              -------             -------
       Total current liabilities..................................              2,068               1,955

Long-term debt....................................................              1,679               1,699
Deferred income taxes.............................................                523                 552
Accumulated provisions............................................                535                 530
Other postretirement benefits.....................................                517                 514
                                                                              -------             -------
       Total liabilities..........................................              5,322               5,250
                                                                              -------             -------

Commitments and contingent liabilities (Note 11)..................
Minority interest.................................................                128                 122
                                                                              -------             -------

Shareholders' equity:
   Common stock...................................................                484                 484
   Additional paid-in capital.....................................                113                 109
   Retained earnings..............................................              6,514               6,551
   Treasury stock.................................................             (3,489)             (3,496)
   Unearned compensation..........................................               (100)               (108)
   Accumulated other comprehensive loss (Note 7)..................               (485)               (460)
                                                                              -------             -------
       Total shareholders' equity.................................              3,037               3,080
                                                                              -------             -------

       Total......................................................            $ 8,487             $ 8,452
                                                                              =======             =======

The accompanying notes to the condensed financial statements are an integral part of this consolidated statement.

                     PPG INDUSTRIES, INC. AND SUBSIDIARIES

                 Condensed Statement of Cash Flows (Unaudited)
                 ---------------------------------------------

                                                                              Three Months Ended March 31
                                                                                 2002              2001
                                                                                -----             -----
                                                                                       (Millions)
Cash from operating activities....................................              $  48             $  50
                                                                                -----             -----

Investing activities:
   Capital spending
       Additions to property and investments......................                (47)              (57)
       Business acquisitions, net of cash balances
           acquired...............................................                 (9)               (8)
   Other..........................................................                  1                (2)
                                                                                -----             -----
       Cash used for investing activities.........................                (55)              (67)
                                                                                -----             -----

Financing activities:
   Net change in borrowings with
       maturities of three months or less.........................                136                50
   Proceeds from other short-term debt............................                 20                55
   Repayment of other short-term debt.............................                (14)              (45)
   Proceeds from long-term debt...................................                  1                 2
   Repayment of long-term debt....................................               (113)              (16)
   Repayment of loans by employee stock
       ownership plan.............................................                  8                11
   Issuance of treasury stock, net................................                  5                 -
   Dividends paid.................................................                (71)              (71)
                                                                                -----             -----
       Cash used for financing activities.........................                (28)              (14)
                                                                                -----             -----

Effect of currency exchange rate changes
   on cash and cash equivalents...................................                 (1)               (2)
                                                                                -----             -----

Net decrease in cash and cash equivalents.........................                (36)              (33)

Cash and cash equivalents, beginning of period....................                108               111
                                                                                -----             -----

Cash and cash equivalents, end of period..........................              $  72             $  78
                                                                                =====             =====

The accompanying notes to the condensed financial statements are an integral part of this consolidated statement.

                     PPG INDUSTRIES, INC. AND SUBSIDIARIES

              Notes to Condensed Financial Statements (Unaudited)
              ---------------------------------------------------


1.  Financial Statements
    --------------------

The condensed financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position of PPG Industries, Inc. and subsidiaries (the Company or PPG) at March 31, 2002 and the results of their operations and their cash flows for the three months ended March 31, 2002 and 2001. These condensed financial statements should be read in conjunction with the financial statements and notes thereto incorporated by reference in PPG's Annual Report on Form 10-K for the year ended December 31, 2001.

The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

2.  Changes in Method of Accounting
    -------------------------------

Effective January 1, 2002, PPG adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." This standard changes the accounting for goodwill and certain other intangible assets from an amortization method to an impairment only approach. The standard also requires a reassessment of the useful lives of identifiable intangible assets other than goodwill and at least an annual test for impairment of goodwill and intangibles with indefinite lives. Note 6, "Goodwill and Other Identifiable Intangible Assets" provides additional information concerning goodwill and other identifiable intangible assets.

In accordance with the requirements of SFAS No. 142, the Company tested the goodwill attributable to each of our reporting units for impairment as of January 1, 2002 and concluded that none of its goodwill was impaired. The Company's reporting units are the major product lines comprising our reportable business segments. Fair value was estimated using discounted cash flow methodologies and market comparable information. The Company will test goodwill of each of our reporting units for impairment annually in connection with our strategic planning process.

In addition, the Company reassessed the useful lives of its identifiable intangible assets and determined that the lives were appropriate other than for the Company's trademarks, which were concluded to have indefinite useful lives. As a result, the Company ceased amortization of the cost of its trademarks as of January 1, 2002. Also, in accordance with the requirements of SFAS No. 142, the Company tested each of its trademarks for impairment by comparing the fair value of each trademark to its carrying value as of January 1, 2002. Fair value was estimated by using the relief from royalty method (a discounted cash flow methodology.) Based on these impairment tests, PPG recognized an adjustment of $14 million ($9 million or $0.05 per share, net of tax) in the first quarter of 2002 to reduce the carrying value of certain trademarks within our coatings segment to their estimated fair value as the level of future cash flows from sales of certain brands are expected to be less than originally anticipated. Under SFAS No. 142, this impairment adjustment has been reported as the cumulative effect of an accounting change in our first quarter 2002 income statement. The Company will test the carrying value of trademarks for impairment at least annually.

Had the Company been accounting for its goodwill and certain other intangible assets under SFAS No. 142 for all prior periods presented, the Company's net income and earnings per common share would have been as follows for the three months ended March 31, 2001:


     (Millions, except per share amounts)
     Net income
      Reported net income.....................................  $  56
      Add back amortization expense, net of tax...............      8
                                                                -----
      Adjusted net income.....................................  $  64
                                                                =====

     Earnings per common share
      Reported earnings.......................................  $0.33
      Impact of amortization expense, net of tax..............   0.05
                                                                -----
      Adjusted earnings per common share......................  $0.38
                                                                =====

     Earnings per common share -
        assuming dilution
      Reported earnings.......................................  $0.33
      Impact of amortization expense, net of tax..............   0.05
                                                                -----
      Adjusted earnings per common share -
        assuming dilution.....................................  $0.38
                                                                =====

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," which requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. All of the Company's acquisitions have been accounted for using the purchase method. Also, in accordance with the transition provisions of SFAS No. 141, the carrying amount of the intangible asset related to the acquired assembled workforce, net of related tax effects, which totaled $15 million, was reclassified from identifiable intangible assets to goodwill effective
January 1, 2002, as this intangible asset no longer meets the criteria for recognition apart from goodwill.

3.    Earnings Per Common Share
      -------------------------

The following table reflects the earnings per common share calculations for the three months ended March 31, 2002 and 2001.

                                                                             Three Months Ended March 31
       (Millions, except per share amounts)                                     2002                 2001
                                                                             ----------           ---------
       Earnings per common share
          Income before cumulative effect
            of accounting change..................................           $       43           $      56
          Cumulative effect of accounting
            change, net of tax....................................                   (9)                  -
                                                                             ----------           ---------
          Net income..............................................           $       34           $      56
                                                                             ----------           ---------

          Weighted average common shares
            outstanding...........................................                168.6               168.3
                                                                             ----------           ---------
          Income before cumulative effect
            of accounting change..................................           $     0.25           $    0.33
          Cumulative effect of accounting
            change, net of tax....................................                (0.05)                  -
                                                                             ----------           ---------
          Earnings per common share...............................           $     0.20           $    0.33
                                                                             ==========           =========

       Earnings per common share -
             assuming dilution
          Income before cumulative effect
             of accounting change.................................           $       43           $      56
          Cumulative effect of accounting
             change, net of tax...................................                   (9)                  -
                                                                             ----------           ---------
          Net income..............................................           $       34           $      56
                                                                             ----------           ---------

       Weighted average common shares
             outstanding..........................................                168.6               168.3
          Effect of dilutive securities:
             Stock options........................................                  0.2                 0.1
             Other stock compensation plans.......................                  0.7                 0.7
                                                                             ----------           ---------
          Potentially dilutive common shares......................                  0.9                 0.8
                                                                             ----------           ---------
          Adjusted common shares
             outstanding..........................................                169.5               169.1
                                                                             ----------           ---------

          Income before cumulative effect
             of accounting change.................................           $     0.25           $    0.33
          Cumulative effect of accounting
             change, net of tax...................................                (0.05)                  -
                                                                             ----------           ---------
          Earnings per common share -
             assuming dilution....................................           $     0.20           $    0.33
                                                                             ==========           =========

4.   Business Realignments
     ---------------------

During the first quarter of 2002, the Company finalized plans to reduce costs, increase efficiencies and accelerate performance improvement and took a charge of $81 million for restructuring and other related activities, including severance and other costs of $66 million and asset dispositions of $15 million. It is expected that these activities will be completed by June 2003.

                                Severance and       Asset          Total        Employees
                                 Other Costs     Dispositions      Charge        Covered
                                 -----------     ------------      ------        -------
                                                      (Millions)
Coatings.....................    $        62       $       15      $    77         1,004
Glass........................              1                -            1            22
Chemicals....................              1                -            1            20
Corporate....................              2                -            2            20
                                 -----------       ----------      -------         -----
 Total.......................    $        66       $       15      $    81         1,066
 Activity....................             (5)              (1)          (6)         (114)
                                 -----------       ----------      -------         -----
 Balance, end of period......    $        61       $       14      $    75           952
                                 ===========       ==========      =======         =====

During the first quarter of 2001, the Company finalized plans to reduce costs, increase efficiencies and accelerate performance improvement and took a charge of $101 million for restructuring and other related activities, including severance and other costs of $67 million and asset dispositions of $34 million. It is expected that substantially all of these amounts will be spent by June 2002.

                                Severance and       Asset          Total        Employees
                                 Other Costs     Dispositions      Charge        Covered
                                 -----------     ------------      ------        -------
                                                      (Millions)
Coatings.....................    $        60       $       23      $    83         1,072
Glass........................              4                6           10           254
Chemicals....................              2                5            7            23
Corporate....................              1                -            1            18
                                 -----------       ----------      -------        ------
 Total.......................    $        67       $       34      $   101         1,367
 Activity....................            (46)             (33)         (79)       (1,158)
                                 -----------       ----------      -------        ------
 Balance, end of period......    $        21       $        1      $    22           209
                                 ===========       ==========      =======        ======

5.   Inventories
     -----------

Inventories at March 31, 2002 and December 31, 2001 are detailed below.

                                                            March 31     Dec. 31
                                                              2002         2001
                                                            --------     -------
                                                                  (Millions)
     Finished products and work in process..............      $ 657       $ 622
     Raw materials......................................        173         166
     Supplies...........................................        118         116
                                                              -----       -----

         Total..........................................      $ 948       $ 904
                                                              =====       =====

Most domestic and certain foreign inventories are valued using the last-in, first-out method. If the first-in, first-out method had been used, inventories would have been $160 million and $180 million higher at March 31, 2002 and December 31, 2001, respectively.

6.   Goodwill and Other Identifiable Intangible Assets
     -------------------------------------------------

The change in the carrying amount of goodwill attributable to each business segment for the three months ended March 31, 2002 was as follows:

                                                Coatings      Glass      Chemicals       Total
                                                --------      -----      ---------       -----
                                                                  (Millions)
Balance, December 31, 2001.................      $  873       $  79        $   20        $ 972
 Reclass assembled workforce, net of
   taxes (See Note 2)......................          15           -             -           15
                                                 ------       -----        ------        -----
Balance, January 1, 2002...................      $  888       $  79        $   20        $ 987
 Goodwill acquired.........................           8           -             -            8
 Currency translation......................         (13)         (2)           (1)         (16)
                                                 ------       -----        ------        -----
Balance, March 31, 2002....................      $  883       $  77        $   19        $ 979
                                                 ======       =====        ======        =====

The change in the carrying amount of trademarks for the three months ended March 31, 2002 was as follows:

   Balance, December 31, 2001...............................    $  158
     Cumulative effect of accounting change -
       impairment adjustment................................       (14)
                                                                ------
   Balance, March 31, 2002 and January 1, 2002..............    $  144
                                                                ======

The Company's identifiable intangible assets with finite lives are being amortized over their estimated useful lives and are detailed below.

                                        March 31, 2002                       December 31, 2001
                                        --------------                       -----------------
                              Gross                                 Gross
                            Carrying       Accumulated             Carrying       Accumulated
                             Amount       Amortization     Net      Amount       Amortization    Net
                             ------       ------------     ---      ------       ------------    ---
                                                              (Millions)
Acquired technology......    $ 348          $  (66)       $ 282     $  348         $  (60)      $ 288
Assembled workforce......        -               -            -         29            (10)         19
Other....................      154             (53)         101        147            (42)        105
                             -----          ------        -----     ------         ------       -----
 Balance.................    $ 502          $ (119)       $ 383     $  524         $ (112)      $ 412
                             =====          ======        =====     ======         ======       =====

Aggregate amortization expense for the three months ended March 31, 2002 and 2001 related to these identifiable intangible assets, was $8 million and $10 million, respectively. At March 31, 2002, estimated future amortization expense of identifiable intangible assets is as follows: $26 million for the remaining three quarters of 2002 and $31 million, $30 million, $29 million, $28 million and $27 million in 2003, 2004, 2005, 2006 and 2007, respectively.

7.  Comprehensive Income
    --------------------

Total comprehensive income (loss) for the three months ended March 31, 2002 and 2001 was as follows:

                                                                             Three Months Ended March 31
                                                                               2002               2001
                                                                              ------             ------
                                                                                      (Millions)
     Net income.......................................................        $  34              $  56
                                                                              -----              -----
     Other comprehensive loss, net of tax:
       Currency translation adjustment................................          (42)               (83)
       Minimum pension liability adjustment...........................            -                 (6)
       Unrealized (losses) gains on marketable securities.............           (2)                 4
       Net change - derivatives (Note 10).............................           19                (45)
       Transition adjustment on derivatives (Note 10).................            -                 43
                                                                              -----              -----
                                                                                (25)               (87)
                                                                              -----              -----
         Total comprehensive income (loss)............................        $   9              $ (31)
                                                                              =====              =====

8.  Business Segment Information
    ----------------------------

Business segment net sales and operating income for the three months ended March 31, 2002 and 2001 were as follows:

                                                                          Three Months Ended March 31
                                                                             2002             2001
                                                                            ------           ------
                                                                                   (Millions)
     Net sales:
       Coatings......................................................      $1,053           $1,106
       Glass.........................................................         488              583
       Chemicals.....................................................         336              413
       Intersegment net sales........................................          (2)              (3)
                                                                           ------           ------

          Total......................................................      $1,875           $2,099
                                                                           ======           ======

     Operating income:
       Coatings......................................................      $   71           $   61
       Glass.........................................................          20               85
       Chemicals.....................................................          27               23
                                                                           ------           ------

          Total......................................................         118              169

     Interest expense - net..........................................         (31)             (43)

     Other unallocated corporate expense - net.......................          (3)             (12)
                                                                           ------           ------

     Income before income taxes, minority interest
       and cumulative effect of accounting change (a)................      $   84           $  114
                                                                           ======           ======

     (a) Includes for the three months ended March 31, 2002, a pretax charge of $81 million for restructuring and other related activities, including severance and other costs of $66 million and asset dispositions of $15 million. Includes for the three months ended March 31, 2001, a pretax charge of $101 million for restructuring and other related activities, including severance and other costs of $67 million and asset dispositions of $34 million. See Note 4, "Business Realignments," for amounts by business segment.

9.    Cash Flow Information
      ---------------------

Cash payments for interest were $40 million and $58 million for the three months ended March 31, 2002 and 2001, respectively. Net cash payments for income taxes for the three months ended March 31, 2002 and 2001 were $33 million and $35 million, respectively.

10.   Derivative Financial Instruments
      --------------------------------

PPG uses derivative instruments to manage its exposure to fluctuating natural gas prices through the use of natural gas swap and option contracts and forward currency contracts as hedges against its exposure to variability in exchange rates on short-term intercompany borrowings denominated in foreign currencies. The Company recognizes all derivative instruments as either assets or liabilities at fair value. The unrealized change in the fair value of these instruments is deferred in accumulated other comprehensive income (loss) and subsequently recognized, when realized, by reclassification of the gain or loss into cost of sales, as natural gas is purchased, and into other earnings or charges, as foreign exchange gains and losses are recognized on the related intercompany borrowings.

During the first quarter of 2002, the net change in accumulated other comprehensive loss due to derivatives of $19 million, net of tax, was comprised of realized losses of $9 million and unrealized gains of $10 million. During the first quarter of 2001, the net change in accumulated other comprehensive loss due to derivatives totaled $45 million, net of tax. This was comprised of realized gains of $23 million and unrealized losses of $22 million. The transition adjustment on derivatives of $43 million represents the unrealized gain, net of tax, on the derivatives held at January 1, 2001, the date of our adoption of SFAS No. 133, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", as amended by SFAS No. 138.

11.   Commitments and Contingent Liabilities
      --------------------------------------

PPG is involved in a number of lawsuits and claims, both actual and potential, including some that it has asserted against others, in which substantial monetary damages are sought. These lawsuits and claims, some of which are described below, relate to product liability, contract, patent, environmental, antitrust and other matters arising out of the conduct of PPG's business. Except with respect to any PPG contribution arising out of a possible voluntary settlement of asbestos claims as discussed below, the amount of which cannot be predicted, management believes that, in the aggregate, the outcome of all lawsuits and claims involving PPG will not have a material effect on PPG's consolidated financial position or liquidity; however, such outcome may be material to the results of operations of the period in which the costs, if any, are recognized.

The Company has been named in a number of antitrust lawsuits alleging that PPG acted with competitors to fix prices and allocate markets in the automotive refinish industry and for certain glass products. The automotive refinish claims have been consolidated, but the proceedings are still at an early stage. All of the initial defendants in the glass antitrust cases other than PPG, have settled. PPG believes it has meritorious defenses to these claims.

The Company has been a defendant since April 1994 in a suit filed by Marvin Windows and Doors (Marvin) alleging numerous claims, including breach of warranty. All of the plaintiff's claims, other than breach of warranty, have been dismissed. However, on February 14, 2002, a federal jury awarded Marvin $136 million on the remaining claim. Subsequently, the court added $20 million for interest bringing the total judgment to $156 million. PPG believes it has meritorious defenses to the plaintiff's claims and has reasonable prospects of prevailing on appeal.

For over thirty years, PPG has been a defendant in lawsuits involving claims alleging personal injury from exposure to asbestos. Aggregate settlements by PPG to date have been immaterial. At March 31, 2002, PPG was one of many defendants in numerous asbestos-related lawsuits involving approximately 116,000 claims. In many of the cases, the plaintiffs allege that PPG should be liable for injuries involving asbestos-containing thermal insulation products manufactured and distributed by Pittsburgh Corning Corporation (PC). PPG and Corning Incorporated are each 50% shareholders of PC. PPG believes that it is not responsible for any injuries caused by PC products and intends to defend against such claims. Prior to 2000, PPG had never been found liable for any such claims, and in numerous cases PPG had been dismissed on motions prior to trial. In January 2000, in a trial in a state court in Texas involving six plaintiffs, the jury found PPG not liable. However, a week later in a separate trial also in state court in Texas, another jury found PPG, for the first time, partly responsible for injuries to five plaintiffs alleged to be caused by PC products. PPG intends to appeal the adverse verdict.

On April 16, 2000, PC filed for Chapter 11 Bankruptcy in the Federal Bankruptcy Court in Pittsburgh, Pennsylvania. Accordingly, in the first quarter of 2000, PPG recorded an after-tax charge of $35 million for the write-off of all of its investment in PC. As a consequence of the bankruptcy filing and the various motions and orders in that proceeding, the asbestos litigation against PPG (and against PC and Corning Incorporated) related to PC products has been stayed and the filing of additional asbestos suits against them has been enjoined, until May 15, 2002. During the pendency of the stay, interested parties, including PC and PPG, among others, have been engaged in discussions to determine whether a settlement of all current and potential asbestos claims can be agreed on within the context of the PC bankruptcy proceeding. The court has extended the stay several times with the parties' consent in order to facilitate settlement discussions. These settlement discussions involve numerous, complex issues. Accordingly, it is impossible to predict whether, when, or on what terms a voluntary settlement, if any, on the part of PPG might be reached.

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

It is PPG's policy to accrue expenses for environmental contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Reserves for environmental contingencies are exclusive of claims against third parties and are generally not discounted. As of March 31, 2002 and December 31, 2001, PPG had reserves for environmental contingencies totaling $92 million and $94 million, respectively. Pretax charges against income for environmental remediation costs totaled $3 million and $4 million for the three months ended March 31, 2002 and 2001, respectively, and are included in "Other, net" in the condensed statement of income. Cash outlays related to such environmental remediation totaled $5 million for each of the three months ended March 31, 2002 and 2001.

Management anticipates that the resolution of the Company's environmental contingencies will occur over an extended period of time and could result in charges against income of up to $50 million in 2002. It is possible, however, that technological, regulatory and enforcement developments, the results of environmental studies and other factors could alter this expectation. In management's opinion, the Company operates in an environmentally sound manner and the outcome of the Company's environmental contingencies will not have a material effect on PPG's financial position or liquidity.

In addition to the amounts currently reserved, the Company may be subject to loss contingencies related to environmental matters estimated to be as much as $200 million to $400 million, which range is unchanged from December 31, 2001. Such unreserved losses are reasonably possible but are not currently considered to be probable of occurrence. Although insurers and other third parties may cover a portion of these costs, to the extent they are incurred, any potential recovery is not included in this unreserved exposure to future loss. The Company's environmental contingencies are expected to be resolved over an extended period of time.

Although the unreserved exposure to future loss relates to all sites, a significant portion of such exposure involves three operating plant sites in our chemicals segment. Initial remedial actions are occurring at these sites. Studies to determine the nature of the contamination are reaching completion and the need for additional remedial actions, if any, is presently being evaluated. The loss contingencies related to the remaining portion of such unreserved exposure include significant unresolved issues such as the nature and extent of contamination, if any, at sites and the methods that may have to be employed should remediation be required.

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

A major customer of one of the Company's Asian coatings joint ventures is experiencing financial difficulties. Should this customer be unable to pay the amounts owed to our investee or cease operations, our loss would be limited to the carrying value of the Company's investment in the joint venture which was approximately $19 million as of March 31, 2002.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations
         -------------

Performance Overview
Sales decreased 11% for the first quarter of 2002 to $1.9 billion compared to $2.1 billion for the first quarter of 2001. The combination of a 5% sales volume decline primarily in our coatings and glass segments, a 4% decline in sales price primarily in our chemicals segment and a 2% decline from the negative effects of foreign currency translation primarily in our coatings segment produced the sales decline.

The gross profit percentage decreased slightly to 36.6% for the first quarter of 2002 compared to 36.9% for the first quarter of 2001. The decrease in the gross profit percentage was due to lower selling prices primarily in our chemicals segment offset, in part, by lower energy costs and improved manufacturing efficiencies across all of our business segments.

Net income and earnings per share, diluted, for the first quarter of 2002 were $34 million and $0.20, respectively, compared to $56 million and $0.33, respectively, for the same quarter in 2001. Net income for the first quarter of 2002 included after-tax charges of $55 million, or $0.33 a share, for restructuring and other related activities and $9 million, or $0.05 a share, for the cumulative effect of an accounting change. Net income for the first quarter of 2001 included an after-tax charge of $71 million, or $0.42 a share, for restructuring and other related activities. Excluding these charges, net income and earnings per share, diluted, for the first quarter of 2002 was $98 million and $0.58, respectively, compared to $127 million and $0.75, respectively, for the same quarter of 2001. Also in the first quarter of 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," resulting in a cumulative effect of an accounting change of $9 million after-tax to reflect an impairment in the carrying value of certain trademarks within the coatings segment. Also, in accordance with this new standard, the carrying value of goodwill and trademarks will no longer be amortized and will instead be tested for impairment annually. Such amortization reduced 2001 first quarter earnings by $8 million after-tax, or $0.05 a share. Aside from the factors described above, the decrease in net income was due to lower sales volumes in our coatings and glass segments, lower selling prices in our chemicals segment and an increase in pension and postretirement medical benefit costs of approximately $30 million.

Performance of Business Segments
Coatings sales decreased 5% to $1.05 billion compared to $1.11 billion for the first quarter of 2001. The combination of a decrease in sales volume of 3%, primarily in our aerospace, industrial, refinish and European automotive original businesses, and a 2% decline from the negative effects of foreign currency translation contributed to the sales decline. Operating income was $71 million for the first quarter of 2002 compared to $61 million for the same quarter of 2001. Operating income for the first quarter of 2002 and 2001 included pretax restructuring and other costs of $77 million and $83 million, respectively. Excluding these charges, operating income for the first quarter of 2002 and 2001 was $148 million and $144 million, respectively. The increase in operating income is attributable to lower raw material prices, improved manufacturing efficiencies, lower selling, general and administrative expenses and the benefit of goodwill and certain trademarks no longer being amortized due to the Company's adoption of SFAS No. 142 offset, in part, by lower sales volumes.

Glass sales decreased 16% to $488 million compared to $583 million for the first quarter of 2001. The combination of a decrease in sales volume of 12%, primarily in our automotive replacement glass, flat glass and U.S. fiber glass businesses, a 3% decline from lower selling prices across all of our glass businesses and a 1% decline from the negative effects of foreign currency translation contributed to the sales decline. Operating income was $20 million for the first quarter of 2002 compared to $85 million for the same quarter of 2001. Operating income for the first quarter of 2002 and 2001 included pretax restructuring and other costs of $1 million and $10 million, respectively. Excluding these charges, operating income for the first quarter of 2002 and 2001 was $21 million and $95 million, respectively. The decrease in operating income is attributable to lower sales volumes primarily in our automotive replacement glass and U.S. fiber glass businesses, lower selling prices, lower equity earnings and higher pension and postretirement medical benefit costs offset, in part, by improved manufacturing efficiencies.

Chemicals sales decreased 19% to $335 million compared to $411 million for the first quarter of 2001. The combination of an 18% decline in sales prices primarily for our chlor-alkali products and a 1% decline from the negative effects of foreign currency translation contributed to the sales decline. Operating income was $27 million for the first quarter of 2002 compared to $23 million for the same quarter of 2001. Operating income for the first quarter of 2002 and 2001 included pretax restructuring and other costs of $1 million and $7 million, respectively. Excluding these charges, operating income for the first quarter of 2002 and 2001 was $28 million and $30 million, respectively. The decrease in operating income is attributable to lower selling prices for our chlor-alkali products offset, in part, by improved earnings in our optical business, lower energy costs and improved manufacturing efficiencies.

Other Factors
The reduction in other unallocated corporate expense - net for the first quarter of 2002 as compared to the same quarter of 2001 is principally due to the receipt of insurance recoveries.

The tax rate on earnings excluding restructuring charges for the first quarter of 2002 and 2001 was 36.0%. However, restructuring charges reflected a lower tax benefit, which raised the overall effective rate to 39.3% and 42.1% for the first quarter of 2002 and 2001, respectively.

PPG's net investment in Argentina was $68 million at December 31, 2001. As a result of the continuing devaluation of the Argentine peso during the first quarter, the net investment declined to $33 million at March 31, 2002, resulting in an unrealized currency translation loss of $35 million reported as a direct charge to the accumulated other comprehensive loss component of shareholders' equity. The total unrealized currency translation loss related to Argentina at March 31, 2002 is $63 million and is included in "Accumulated other comprehensive loss" in the accompanying balance sheet.

Accounting Standards
Note 2, "Changes in Method of Accounting" describes and quantifies the impact of the Company's adoption, effective January 1, 2002, of the provisions of the Financial Accounting Standards Board's new standards on the accounting for goodwill and intangible assets.

Commitments and Contingent Liabilities, including Environmental Matters
PPG is involved in a number of lawsuits and claims, both actual and potential, including some that it has asserted against others, in which substantial monetary damages are sought. See Note 11, "Commitments and Contingent Liabilities," to the condensed financial statements in this Form 10-Q for an expanded description of certain of these lawsuits. As discussed in Note 11, except with respect to any PPG contribution arising out of a possible voluntary settlement of asbestos claims, the amount of which cannot be predicted, management believes that, in the aggregate, the outcome of all lawsuits and claims involving PPG will not have a material effect on PPG's consolidated financial position or liquidity; however, such outcome may be material to the results of operations of the period in which the costs, if any, are recognized.

It is PPG's policy to accrue expenses for environmental contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Reserves for environmental contingencies are exclusive of claims against third parties and are generally not discounted. As of March 31, 2002 and December 31, 2001, PPG had reserves for environmental contingencies totaling $92 million and $94 million, respectively. Pretax charges against income for environmental remediation costs totaled $3 million and $4 million for the three months ended March 31, 2002 and 2001, respectively, and are included in "Other, net" in the condensed statement of income. Cash outlays related to such environmental remediation totaled $5 million for each of the three months ended March 31, 2002 and 2001.

Management anticipates that the resolution of the Company's environmental contingencies will occur over an extended period of time and could result in charges against income of up to $50 million in 2002. It is possible, however, that technological, regulatory and enforcement developments, the results of environmental studies and other factors could alter this expectation. In management's opinion, the Company operates in an environmentally sound manner and the outcome of the Company's environmental contingencies will not have a material effect on PPG's financial position or liquidity.

In addition to the amounts currently reserved, the Company may be subject to loss contingencies related to environmental matters estimated to be as much as $200 million to $400 million, which range is unchanged from December 31, 2001. Such unreserved losses are reasonably possible but are not currently considered to be probable of occurrence. Although insurers and other third parties may cover a portion of these costs, to the extent they are incurred, any potential recovery is not included in this unreserved exposure to future loss. The Company's environmental contingencies are expected to be resolved over an extended period of time.

Although the unreserved exposure to future loss relates to all sites, a significant portion of such exposure involves three operating plant sites in our chemicals segment. Initial remedial actions are occurring at these sites. Studies to determine the nature of the contamination are reaching completion and the need for additional remedial actions, if any, is presently being evaluated. The loss contingencies related to the remaining portion of such unreserved exposure include significant unresolved issues such as the nature and extent of contamination, if any, at sites and the methods that may have to be employed should remediation be required.

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

A major customer of one of the Company's Asian coatings joint ventures is experiencing financial difficulties. Should this customer be unable to pay the amounts owed to our investee or cease operations, our loss would be limited to the carrying value of the Company's investment in the joint venture which was approximately $19 million as of March 31, 2002.

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

There were no material changes in the Company's exposure to market risk from December 31, 2001.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

In the Company's Form 10-K for the year ended December 31, 2001, it was reported the Company has been a defendant since April 1994 in a suit filed in the Federal District Court in St. Paul, Minnesota, by Marvin Windows and Doors (Marvin) alleging numerous claims, including breach of warranty. The district court dismissed the plaintiff's claims in 1999, but certain of the claims were reinstated on appeal. The Eighth Circuit U.S. Court of Appeals dismissed 12 of 13 claims, but allowed the plaintiff to proceed to trial on a breach of warranty claim. On February 14, 2002, the federal jury awarded Marvin $136 million on the remaining claim. Subsequently, the court added $20 million for interest bringing the total judgment to $156 million. PPG believes it has meritorious defenses to the plaintiff's claims and has reasonable prospects of prevailing on appeal.

In the Company's Form 10-K for the year ended December 31, 2001, it was reported that the Company has been a defendant in lawsuits involving claims alleging personal injury from exposure to asbestos. In many of the cases, the plaintiffs allege that the Company should be liable for injuries involving asbestos-containing thermal insulation products manufactured and distributed by Pittsburgh Corning Corporation (PC). The Company and Corning Incorporated are each 50% shareholders of PC. On April 16, 2000, PC filed for Chapter 11 Bankruptcy in the Federal Bankruptcy Court in Pittsburgh, Pennsylvania. Accordingly in the first quarter of 2000, the Company recorded an after-tax charge of $35 million for the write-off of all of its investment in PC. As a consequence of the bankruptcy filing and the various motions and orders in that proceeding, the asbestos litigation against PPG (and against PC and Corning Incorporated) related to PC products has been stayed and the filing of additional asbestos suits against them has been enjoined, until May 15, 2002. During the pendency of the stay, interested parties, including PC and PPG, among others, have been engaged in discussions to determine whether a settlement of current and potential asbestos claims can be agreed on within the context of the PC bankruptcy proceeding. The court has extended the stay several times with the parties' consent in order to facilitate settlement discussions. These settlement discussions involve numerous, complex issues. Accordingly, it is impossible to predict whether, when, or on what terms a voluntary settlement, if any, on the part of PPG might be reached.

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

Under the Company's Deferred Compensation Plan for Directors, each Director must defer receipt of such compensation as the Board mandates. Currently, the Board mandates deferral of one-third of each payment of the basic annual retainer of each Director. Each Director may also elect to defer the receipt of (1) an additional one-third of each payment of the basic annual retainer, (2) all of the basic annual retainer, or (3) all compensation. All deferred payments are held in the form of Common Stock Equivalents. Payments out of the deferred accounts are made in the form of Common Stock of the Company (and cash as to any fractional Common Stock Equivalent). In the first quarter of 2002, the Directors, as a group, were credited with 904 Common Stock Equivalents under this Plan. The values of the Common Stock Equivalents, when credited, ranged from $48.59 to $54.52.

Under the Directors' Common Stock Plan, each Director who neither is nor was an employee of the Company is credited annually with Common Stock Equivalents worth one-half of the Director's basic annual retainer. Upon termination of service, the Common Stock Equivalents held in a Director's account are converted to and paid in Common Stock of the Company (and cash as to any fractional Common Stock Equivalent). In the first quarter of 2002, the Directors, as a group, received 277 Common Stock Equivalents under this Plan. The value of each Common Stock Equivalents, when credited, was $54.52.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

At the Company's Annual Meeting of Shareholders held on April 18, 2002 (the Annual Meeting), the shareholders voted on the election of three directors to serve for the terms indicated in the proxy statement relating to the Annual Meeting.

1. On the matter of the election of three directors to serve for the terms indicated in the proxy statement relating to the Annual Meeting, the vote was as follows:


        Nominees                 Votes For           Votes Against
        --------                 ---------           -------------
    Michele J. Hooper           127,566,670            3,495,437
    Raymond W. LeBoeuf          127,731,309            3,330,798
    Robert Mehrabian            127,872,559            3,189,548


There were no broker non-votes with respect to this matter. Each of the nominees was elected to serve as a director for the terms indicated in the proxy statement relating to the Annual Meeting.

The following proposal was approved by the margin indicated:

2.  Adoption of the Stock Plan, the vote was as follows:


        Votes For              Votes Against                Votes Abstain
        ---------              -------------                -------------
       79,179,854                28,395,816                   1,864,205


There were 21,622,232 broker non-votes with respect to this matter.

Item 6.  Exhibits and Reports on Form 8-K
------------------------------------------

a.  Exhibits

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

3.2 The Bylaws, as amended, were filed as Exhibit 3.2 to the Registrant's Form 10-Q for the quarter ended March 31, 2002, which exhibit is incorporated herein by reference.

4 The Shareholders' Rights Plan was filed as Exhibit 4 on the Registrant's Form 8-K, dated February 19, 1998, which exhibit is incorporated herein by reference.

4.1 Indenture, dated as of August 1, 1982, was filed as Exhibit 4.1 to PPG's Registration Statement on Form S-3 (No. 333-44397) dated January 16, 1998 (the"1998 Form S-3"), which exhibit is incorporated herein by reference.

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

     12 Computation of Ratio of Earnings to Fixed Charges for the Quarter Ended March 31, 2002 and for the Five Years Ended December 31, 2001.

* Items referred to in Exhibit 10, 10.1, 10.2, 10.3, 10.4 and 10.5 and incorporated by reference are either management contracts, compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 601 of Regulation S-K.


b.   Reports on Form 8-K

     1. The Company filed a Form 8-K issuing a press release dated February 25, 2002. The release announced that Frank A. Archinaco, executive vice president, will retire July 1, 2002 and Charles E. (Chuck) Bunch, executive vice president, has been elected president and chief operating officer, effective the same day.

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





                                                   PPG INDUSTRIES, INC.
                                          -------------------------------------
                                                      (Registrant)





Date:     May 3, 2002                 By          /s/ W. H. Hernandez
                                          ----------------------------------
                                                      W. H. Hernandez
                                              Senior Vice President, Finance
                                                  (Principal Financial and
                                                  Accounting Officer and
                                                  Duly Authorized Officer)

                     PPG INDUSTRIES, INC. AND SUBSIDIARIES
                     -------------------------------------


                               INDEX TO EXHIBITS


Exhibit
Number         Description
------         -----------

3.2            The Bylaws of PPG Industries, Inc., as amended.

12 Computation of Ratio of Earnings to Fixed Charges for the Quarter Ended March 31, 2002 and for the Five Years Ended December 31, 2001.