Form 10-Q
period 2002-06-30
PPG INDUSTRIES INC
filed 2002-08-12
CIK 79879

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended     June 30, 2002          Commission File Number    1-1687
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



As of July 31, 2002, 169,355,532 shares of the Registrant's common stock, par value $1.66-2/3 per share, were outstanding.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                     Yes    X             No  _______
                          -----

                      PPG INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                        PAGE(S)
Part I.    Financial Information

     Item 1.   Financial Statements (Unaudited):

         Condensed Statement of Income (Loss) .......................................         2

         Condensed Balance Sheet ....................................................         3

         Condensed Statement of Cash Flows ..........................................         4

         Notes to Condensed Financial Statements ....................................      5-16


     Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations .................................     17-22

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk ............        22

Part II.   Other Information

     Item 1.  Legal Proceedings .....................................................        23

     Item 2.  Change in Securities and Use of Proceeds ..............................     23-24

     Item 6.  Exhibits and Reports on Form 8-K ......................................     24-26


Signature ...........................................................................        27

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                      PPG INDUSTRIES, INC. AND SUBSIDIARIES
                Condensed Statement of Income (Loss) (Unaudited)
                      (Millions, except per share amounts)

                                                                                  Three Months                 Six Months
                                                                                 Ended June 30                Ended June 30
                                                                                 -------------                -------------
                                                                             2002           2001          2002          2001
                                                                         -----------    -----------   ------------  ----------
Net sales ..........................................................     $    2,134     $    2,164    $     4,009  $     4,263
Cost of sales ......................................................          1,325          1,342          2,514        2,666
                                                                         ----------     ----------    -----------  -----------
    Gross profit ...................................................            809            822          1,495        1,597
                                                                         ----------     ----------    -----------  -----------

Other expenses (earnings):
    Selling, general and administrative ............................            359            342            701          693
    Depreciation ...................................................             92             94            183          188
    Research and development .......................................             68             67            134          134
    Interest .......................................................             33             46             66           94
    Amortization ...................................................              9             18             17           36
    Asbestos settlement (Note 11) ..................................            772              -            772            -
    Business realignments (Note 4) .................................             (4)             -             77          101
    Other, net .....................................................             (2)            (6)           (21)         (24)
                                                                         ----------     ----------    -----------  -----------
        Total other expenses - net .................................          1,327            561          1,929        1,222
                                                                         ----------     ----------    -----------  -----------

(Loss) income before income taxes, minority interest and
    cumulative effect of accounting change .........................           (518)           261           (434)         375
Income tax (benefit) expense .......................................           (186)            94           (153)         142
Minority interest ..................................................             13             12             21           22
                                                                         ----------     ----------    -----------  -----------
(Loss) income before cumulative effect of accounting change ........           (345)           155           (302)         211
Cumulative effect of accounting change, net of tax (Note 2) ........              -              -             (9)           -
                                                                         ----------     ----------    -----------  -----------

Net (loss) income ..................................................     $     (345)    $      155    $      (311) $       211
                                                                         ==========     ==========    ===========  ===========

(Loss) earnings per common share (Note 3):
    (Loss) income before cumulative effect of accounting change ....     $    (2.04)    $     0.92    $     (1.79) $      1.25
    Cumulative effect of accounting change, net of tax..............              -              -          (0.05)           -
                                                                         ----------     ----------    -----------  -----------
(Loss) earnings per common share ...................................     $    (2.04)    $     0.92    $     (1.84) $      1.25
                                                                         ==========     ==========    ===========  ===========

(Loss) earnings per common share - assuming dilution (Note 3):
    (Loss) income before cumulative effect of accounting change ....     $    (2.03)    $     0.92    $     (1.78) $      1.25
    Cumulative effect of accounting change, net of tax .............              -              -          (0.05)           -
                                                                         ----------     ----------    -----------  -----------

(Loss) earnings per common share - assuming dilution ...............     $    (2.03)    $     0.92    $     (1.83) $      1.25
                                                                         ==========     ==========    ===========  ===========

Dividends per common share .........................................     $     0.42     $     0.42    $      0.84  $      0.84
                                                                         ==========     ==========    ===========  ===========

The accompanying notes to the condensed financial statements are an integral part of this statement.

                      PPG INDUSTRIES, INC. AND SUBSIDIARIES
                       Condensed Balance Sheet (Unaudited)

                                                          June 30       Dec. 31
                                                           2002           2001
                                                        ---------      ----------
Assets                                                         (Millions)
------
Current assets:
     Cash and cash equivalents .......................  $     136      $      108
     Receivables-net .................................      1,640           1,416
     Inventories (Note 5) ............................        962             904
     Deferred income taxes ...........................        222             155
     Other ...........................................        134             120
                                                        ---------      ----------
         Total current assets ........................      3,094           2,703

Property (less accumulated depreciation of
     $4,610 million and $4,401 million) ..............      2,674           2,752
Investments ..........................................        294             305
Goodwill (Notes 2 and 6) .............................      1,023             972
Identifiable intangible assets (Notes 2 and 6) .......        526             570
Prepaid pension asset ................................        980             982
Other assets .........................................        162             168
                                                        ---------      ----------
         Total .......................................  $   8,753      $    8,452
                                                        =========      ==========

Liabilities and Shareholders' Equity
------------------------------------
Current liabilities:
     Short-term debt and current
         portion of long-term debt ...................  $     627      $      696
     Asbestos settlement (Note 11) ...................        206               -
     Accounts payable and accrued liabilities ........      1,411           1,259
                                                        ---------      ----------
         Total current liabilities ...................      2,244           1,955

Long-term debt .......................................      1,690           1,699
Asbestos settlement (Note 11) ........................        566               -
Deferred income taxes ................................        349             552
Accumulated provisions ...............................        524             530
Other postretirement benefits ........................        521             514
                                                        ---------      ----------
         Total liabilities ...........................      5,894           5,250
                                                        ---------      ----------

Commitments and contingent liabilities  (Note 11)
Minority interest ....................................        134             122
                                                        ---------      ----------

Shareholders' equity:
     Common stock ....................................        484             484
     Additional paid-in capital ......................        120             109
     Retained earnings ...............................      6,099           6,551
     Treasury stock ..................................     (3,479)         (3,496)
     Unearned compensation ...........................        (94)           (108)
     Accumulated other comprehensive loss (Note 8)           (405)           (460)
                                                        ---------      ----------
         Total shareholders' equity ..................      2,725           3,080
                                                        ---------      ----------

         Total .......................................  $   8,753      $    8,452
                                                        =========      ==========

The accompanying notes to the condensed financial statements are an integral part of this statement.

                      PPG INDUSTRIES, INC. AND SUBSIDIARIES
                  Condensed Statement of Cash Flows (Unaudited)


                                                                       Six Months Ended June 30
                                                                       ------------------------
                                                                          2002           2001
                                                                       ---------      ---------
                                                                              (Millions)
Cash from operating activities ....................................    $     361      $     391
                                                                       ---------      ---------

Investing activities:
     Capital spending
         Additions to property and investments ....................          (91)          (126)
         Business acquisitions, net of cash balances
             acquired .............................................           (9)            (8)
     Other ........................................................            6             10
                                                                       ---------      ----------
         Cash used for investing activities .......................          (94)          (124)
                                                                       ---------      ----------

Financing activities:
     Net change in borrowings with
         maturities of three months or less .......................          (30)           (74)
     Proceeds from other short-term debt ..........................           52             78
     Repayment of other short-term debt ...........................          (38)          (111)
     Proceeds from long-term debt .................................            1             23
     Repayment of long-term debt ..................................         (118)           (30)
     Loans to employee stock ownership plan .......................            -            (32)
     Repayment of loans by employee stock
         ownership plan ...........................................           14             22
     Issuance of treasury stock, net ..............................           20              8
     Dividends paid ...............................................         (142)          (141)
                                                                       ---------      ----------
         Cash used for financing activities .......................         (241)          (257)
                                                                       ---------      ----------

Effect of currency exchange rate changes
     on cash and cash equivalents .................................            2             (3)
                                                                       ---------      ----------

Net increase in cash and cash equivalents .........................           28              7

Cash and cash equivalents, beginning of period ....................          108            111
                                                                       ---------      ---------

Cash and cash equivalents, end of period ..........................    $     136      $     118
                                                                       =========      =========

The accompanying notes to the condensed financial statements are an integral part of this statement.

                      PPG INDUSTRIES, INC. AND SUBSIDIARIES

               Notes to Condensed Financial Statements (Unaudited)

1.   Financial Statements

The condensed financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial position of PPG Industries, Inc. and subsidiaries (the Company or PPG) at June 30, 2002, and the results of their operations for the three and six month periods ended June 30, 2002 and 2001 and their cash flows for the six month periods then ended. These condensed financial statements should be read in conjunction with the financial statements and notes thereto incorporated by reference in PPG's Annual Report on Form 10-K for the year ended December 31, 2001.

The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

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

Had the Company been accounting for its goodwill and certain other intangible assets under SFAS No. 142 for all prior periods presented, the Company's net income and earnings per common share would have been as follows for the three and six months ended June 30, 2001:

                                                                     Three Months         Six Months
                                                                     Ended June 30       Ended June 30
                                                                     -------------       -------------
                                                                         2001                2001
         (Millions, except per share amounts)
         Net income
            Reported net income .................................    $        155        $        211
            Add back amortization expense, net of tax ...........               8                  16
                                                                     ------------        ------------
            Adjusted net income .................................    $        163        $        227
                                                                     ============        ============

         Earnings per common share
            Reported earnings ...................................    $       0.92        $       1.25
            Impact of amortization expense, net of tax ..........            0.05                0.10
                                                                     ------------        ------------
            Adjusted earnings per common share ..................    $       0.97        $       1.35
                                                                     ============        ============

         Earnings per common share -
                  assuming dilution
            Reported earnings ...................................    $       0.92        $       1.25
            Impact of amortization expense, net of tax ..........            0.05                0.10
                                                                     ------------        ------------
            Adjusted earnings per common share -
                  assuming dilution .............................    $       0.97        $       1.35
                                                                     ============        ============

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

3.   (Loss) Earnings Per Common Share

The following table presents the (loss) earnings per common share calculations for the three and six months ended June 30, 2002 and 2001.

                                                                      Three Months                  Six Months
                                                                      Ended June 30                Ended June 30
                                                                      -------------                -------------
                                                                    2002          2001          2002          2001
                                                                    ----          ----          ----          ----
(Millions, except per share amounts)
(Loss) earnings per common share
    (Loss) income before cumulative effect of
      accounting change ....................................    $     (345)   $      155    $     (302)    $      211
    Cumulative effect of accounting change,
      net of tax ...........................................             -             -            (9)             -
                                                                ----------    ----------    ----------     ----------
    Net (loss) income ......................................    $     (345)   $      155    $     (311)    $      211
                                                                ----------    ----------    ----------     ----------

    Weighted average common shares
      outstanding ..........................................         168.9         168.3         168.8          168.3
                                                                ----------    ----------    ----------     ----------

    (Loss) income before cumulative effect of
      accounting change ....................................    $    (2.04)   $     0.92    $    (1.79)    $     1.25
    Cumulative effect of accounting change,
      net of tax ...........................................             -             -         (0.05)             -
                                                                ----------    ----------    ----------     ----------
    (Loss) earnings per common share .......................    $    (2.04)   $     0.92    $    (1.84)    $     1.25
                                                                ==========    ==========    ==========     ==========

(Loss) earnings per common share -
      assuming dilution
    (Loss) income before cumulative effect of
      accounting change ....................................    $     (345)   $      155    $     (302)    $      211
    Cumulative effect of accounting change,
      net of tax ...........................................             -             -            (9)             -
                                                                ----------    ----------    ----------     ----------
    (Loss) net income ......................................    $     (345)   $      155    $     (311)    $      211
                                                                ----------    ----------    ----------     ----------

    Weighted average common shares
      outstanding ..........................................         168.9         168.3         168.8          168.3
    Effect of dilutive securities:
      Stock options ........................................           0.6           0.2           0.3            0.1
      Other stock compensation plans .......................           0.6           0.8           0.6            0.7
                                                                ----------    ----------    ----------     ----------
    Potentially dilutive common shares .....................           1.2           1.0           0.9            0.8
                                                                ----------    ----------    ----------     ----------
    Adjusted weighted average
      common shares outstanding ............................         170.1         169.3         169.7          169.1
                                                                ----------    ----------    ----------     ----------

    (Loss) income before cumulative effect of
      accounting change ....................................    $    (2.03)   $     0.92    $    (1.78)    $     1.25
    Cumulative effect of accounting change,
      net of tax ...........................................             -             -         (0.05)             -
                                                                ----------    ----------    ----------     ----------
    (Loss) earnings per common share -
      assuming dilution ....................................    $    (2.03)   $     0.92    $    (1.83)    $     1.25
                                                                ==========    ==========    ==========     ==========

4.   Business Realignments

During the first quarter of 2002, the Company finalized plans to reduce costs, increase efficiencies and accelerate performance improvement and took a charge of $81 million for restructuring and other related activities, including severance and other costs of $66 million and asset dispositions of $15 million. It is expected that these activities will be completed by June 2003.

                                          Severance and         Asset              Total         Employees
                                           Other Costs       Dispositions          Charge         Covered
                                           -----------       ------------          ------         -------
                                                         (Millions, except employee amounts)
Coatings ...............................   $        62        $       15          $       77         1,004
Glass ..................................             1                 -                   1            22
Chemicals ..............................             1                 -                   1            20
Corporate ..............................             2                 -                   2            20
                                           -----------        ----------          ----------      --------
    Total ..............................   $        66        $       15          $       81         1,066
    Activity ...........................           (10)              (15)                (25)         (315)
                                           -----------        ----------          ----------      --------
    Balance, end of period .............   $        56        $        -          $       56           751
                                           ===========        ==========          ==========      ========

During the first quarter of 2001, the Company finalized plans to reduce costs, increase efficiencies and accelerate performance improvement and took a charge of $101 million for restructuring and other related activities, including severance and other costs of $67 million and asset dispositions of $34 million. During the second quarter of 2002, $4 million of the initial $101 million charge related to the coatings segment was reversed to income. It is expected that the remaining activities will be substantially completed by September 2002.

                                          Severance and         Asset              Total         Employees
                                           Other Costs       Dispositions          Charge         Covered
                                           -----------       ------------          ------         -------
                                                         (Millions, except employee amounts)
Coatings ...............................   $       60         $       23          $       83         1,072
Glass ..................................            4                  6                  10           254
Chemicals ..............................            2                  5                   7            23
Corporate ..............................            1                  -                   1            18
                                           -----------        -----------         -----------    ---------
    Total ..............................   $       67         $       34          $      101         1,367
    Activity ...........................          (63)               (34)                (97)       (1,309)
                                           ----------         ----------          ----------     ---------
    Balance, end of period .............   $        4         $        -          $        4            58
                                           ==========         ==========          ==========     =========

5.   Inventories

Inventories at June 30, 2002 and December 31, 2001 are detailed below.

                                                      June 30      Dec. 31
                                                       2002          2001
                                                       ----          ----
                                                            (Millions)
     Finished products and work in process .......  $      675    $      622
     Raw materials ...............................         166           166
     Supplies ....................................         121           116
                                                    ----------    ----------

         Total ...................................  $      962    $      904
                                                    ==========    ==========

Most domestic and certain foreign inventories are valued using the last-in, first-out method. If the first-in, first-out method had been used, inventories would have been $160 million and $180 million higher at June 30, 2002 and December 31, 2001, respectively.

6.   Goodwill and Other Identifiable Intangible Assets

The change in the carrying amount of goodwill attributable to each business segment for the six months ended June 30, 2002 was as follows:

                                                       Coatings          Glass          Chemicals          Total
                                                       --------          -----          ---------          -----
                                                                              (Millions)
Balance, December 31, 2001 ........................  $       873      $        79     $         20      $      972
    Reclass assembled workforce, net of taxes
       (See Note 2) ...............................           15                -                -              15
                                                     -----------      -----------     ------------      ----------
Balance, January 1, 2002 ..........................  $       888      $        79     $         20      $      987
    Goodwill acquired .............................            8                -                -               8
    Currency translation ..........................           23                3                2              28
                                                     -----------      -----------     ------------      ----------
Balance, June 30, 2002 ............................  $       919      $        82     $         22      $    1,023
                                                     ===========      ===========     ============      ==========

The change in the carrying amount of trademarks for the six months ended June 30, 2002 was as follows:

     Balance, December 31, 2001 .........................   $      158
         Cumulative effect of accounting change -
            impairment adjustment .......................          (14)
                                                            ----------
     Balance, June 30, 2002 and January 1, 2002 .........   $      144
                                                            ==========

The Company's identifiable intangible assets with finite lives are being amortized over their estimated useful lives and are detailed below.

                                              June 30, 2002                          December 31, 2001
                                              -------------                          -----------------
                                   Gross                                    Gross
                                  Carrying    Accumulated                 Carrying       Accumulated
                                   Amount     Amortization       Net       Amount       Amortization        Net
                                   ------     ------------       ---       ------       ------------        ---
                                                                   (Millions)
Acquired technology ..........   $     349     $     (72)     $    277    $    348        $     (60)     $    288
Assembled workforce ..........           -             -             -          29              (10)           19
Other.........................         162           (57)          105         147              (42)          105
                                ----------     ---------      --------   ---------        ---------      --------
    Balance ..................   $     511     $    (129)     $    382    $    524        $    (112)     $    412
                                 =========     =========      ========    ========        =========      ========

Aggregate amortization expense for the three and six months ended June 30, 2002 related to these identifiable intangible assets, was $9 million and $17 million, respectively, and $10 million and $20 million, respectively, for the three and six months ended June 30, 2001. At June 30, 2002, estimated future amortization expense of identifiable intangible assets is as follows: $17 million for the remaining two quarters of 2002 and $31 million, $30 million, $29 million, $28 million and $27 million in 2003, 2004, 2005, 2006 and 2007, respectively.

7.   Business Segment Information

Business segment net sales and operating (loss) income for the three and six months ended June 30, 2002 and 2001 were as follows:

                                                                      Three Months                   Six Months
                                                                     Ended June 30                  Ended June 30
                                                                     -------------                  -------------
                                                                  2002          2001            2002           2001
                                                                  ----          ----            ----           ----
                                                                                      (Millions)
     Net sales:
         Coatings ..........................................  $   1,187      $    1,166      $   2,240      $   2,272
         Glass .............................................        577             608          1,065          1,191
         Chemicals .........................................        394             394            730            807
         Intersegment net sales (a) ........................        (24)             (4)           (26)            (7)
                                                              ---------      ----------      ---------      ---------

              Total ........................................  $   2,134      $    2,164      $   4,009      $   4,263
                                                              =========      ==========      =========      =========

     Operating income:
         Coatings ..........................................  $     211      $      175      $     282      $     236
         Glass .............................................         49              99             69            184
         Chemicals .........................................         22              26             49             49
                                                              ---------      ----------      ---------      ---------

              Total ........................................        282             300            400            469

     Interest expense - net ................................        (31)            (44)           (62)           (87)

     Asbestos settlement ...................................       (772)              -           (772)             -

     Other unallocated corporate
         income (expense) - net ............................          3               5              -             (7)
                                                              ---------      ----------      ---------      ---------

     (Loss) income before income taxes, minority interest
         and cumulative effect of accounting change (b) ....  $    (518)     $      261      $    (434)     $     375
                                                              =========      ==========      =========      =========

(a) Includes intersegment net sales of $23 million for the three months and six months ended June 30, 2002 related to the glass segment.

(b) Includes for the six months ended June 30, 2002, a pretax charge of $81 million for restructuring and other related activities, including severance and other costs of $66 million and asset dispositions of $15 million. The three months and six months ended June 30, 2002 also include a reversal of $4 million of coatings restructuring reserve originally recorded in 2001. Includes for the six months ended June 30, 2001, a pretax charge of $101 million for restructuring and other related activities, including severance and other costs of $67 million and asset dispositions of $34 million. See Note 4, "Business Realignments," for amounts by business segment.

8.   Comprehensive (Loss) Income

Total comprehensive (loss) income for the three and six months ended June 30, 2002 and 2001 was as follows:

                                                                 Three Months                 Six Months
                                                                 Ended June 30              Ended June 30
                                                                 -------------              -------------
                                                               2002           2001        2002         2001
                                                               ----           ----        ----         ----
                                                                                (Millions)
Net (loss) income ........................................  $    (345)     $     155   $     (311)  $      211
Other comprehensive income (loss), net of tax:
    Currency translation adjustment ......................         89            (18)          47         (101)
    Minimum pension liability adjustment .................          -              -            -           (6)
    Unrealized (losses) gains on
      marketable securities ..............................         (9)             4          (11)           8
    Net change - derivatives (Note 9) ....................          -            (12)          19          (57)
    Transition adjustment on derivatives (Note 9) ........          -              -            -           43
                                                            ---------      ---------   ----------   ----------
                                                                   80            (26)          55         (113)
                                                            ---------      ---------   ----------   ----------

      Total comprehensive (loss) income ..................  $    (265)     $     129   $     (256)  $       98
                                                            =========      =========   ==========   ==========

9.   Derivative Financial Instruments

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

During the first six months of 2002, the other comprehensive income due to derivatives was $19 million, net of tax. It was comprised of realized losses of $8 million that were reclassified into earnings and unrealized gains of $11 million. The realized losses relate to the settlement during the period of natural gas swap and forward currency contracts. The unrealized gains during the period relate primarily to the changes in fair value of the natural gas contracts outstanding as of June 30, 2002.

During the first six months of 2001, the other comprehensive loss due to derivatives was $57 million, net of tax. It was comprised of realized gains of $26 million that were reclassified into earnings and unrealized losses of $31 million. The majority of the realized gains related to the settlement during the period of natural gas swap and option contracts. The unrealized losses related primarily to the changes in fair value of the natural gas contracts outstanding as of June 30, 2001.

The transition adjustment on derivatives of $43 million represents the unrealized gain, net of tax, on the derivatives held at January 1, 2001, the date of our adoption of SFAS No. 133, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", as amended by SFAS No. 138.

10.  Cash Flow Information

Cash payments for interest were $68 million and $101 million for the six months ended June 30, 2002 and 2001, respectively. Net cash payments for income taxes for the six months ended June 30, 2002 and 2001 were $78 million and $108 million, respectively.

11.  Commitments and Contingent Liabilities

PPG is involved in a number of lawsuits and claims, both actual and potential, including some that it has asserted against others, in which substantial monetary damages are sought. These lawsuits and claims, some of which are described below, relate to product liability, contract, patent, environmental, antitrust and other matters arising out of the conduct of PPG's business. To the extent that these lawsuits and claims involve personal injury and property damage, PPG believes it has adequate insurance; however, certain of PPG's insurers are contesting coverage with respect to some of these claims, and other insurers, as they had prior to the asbestos settlement described below, may contest coverage with respect to some of the asbestos claims if the settlement is not implemented. PPG's lawsuits and claims against others include claims against insurers and other third parties with respect to actual and contingent losses related to environmental, asbestos and other matters.

The result of any future litigation of such lawsuits and claims is inherently unpredictable. However, management believes that, in the aggregate, the outcome of all lawsuits and claims involving PPG, including asbestos-related claims in the event the settlement described below does not become effective, will not have a material effect on PPG's consolidated financial position or liquidity; however, such outcome may be material to the results of operations of any particular period in which costs, if any, are recognized.

The Company has been named in a number of antitrust lawsuits, including suits alleging that PPG acted with competitors to fix prices and allocate markets in the automotive refinish industry and a class action relating to certain glass products. The automotive refinish claims have been consolidated, but the proceedings are still at an early stage. All of the initial defendants in the glass class action antitrust case other than PPG, have settled. PPG believes it has meritorious defenses to these claims.

The Company has been a defendant since April 1994 in a suit filed by Marvin Windows and Doors (Marvin) alleging numerous claims, including breach of warranty. All of the plaintiff's claims, other than breach of warranty, have been dismissed. However, on February 14, 2002, a federal jury awarded Marvin $136 million on the remaining claim. Subsequently, the court added $20 million for interest bringing the total judgment to $156 million. PPG filed an appeal on July 8, 2002. PPG believes it has meritorious defenses to the plaintiff's claims and has reasonable prospects of prevailing on appeal.

For over thirty years, PPG has been a defendant in lawsuits involving claims alleging personal injury from exposure to asbestos. Aggregate settlements by PPG to date have been immaterial. At June 30, 2002, PPG was one of many defendants in numerous asbestos-related lawsuits involving approximately 116,000 claims. Most of PPG's potential exposure relates to allegations by plaintiffs that PPG should be liable for injuries involving asbestos-containing thermal insulation products manufactured and distributed by Pittsburgh Corning Corporation (PC). PPG and Corning Incorporated are each 50% shareholders of PC. PPG has denied responsibility for, and has defended, all claims for any injuries caused by PC products.

On April 16, 2000, PC filed for Chapter 11 Bankruptcy in the Federal Bankruptcy Court in Pittsburgh, Pennsylvania. Accordingly, in the first quarter of 2000, PPG recorded an after-tax charge of $35 million for the write-off of all of its investment in PC. As a consequence of the bankruptcy filing and the various motions and orders in that proceeding, the asbestos litigation against PPG (as well as against PC) has been stayed and the filing of additional asbestos suits against them has been enjoined, until thirty days after the effective date of a confirmed plan of reorganization for PC substantially in accordance with the settlement arrangement discussed below. The stay may be terminated if the Bankruptcy Court determines that such a plan will not be confirmed, or the settlement arrangement set forth below is not likely to be consummated.

On May 14, 2002, PPG announced that it had agreed with several other parties, including certain of its insurance carriers, the official committee representing asbestos claimants in the PC bankruptcy (ACC), and the legal representatives of future asbestos claimants appointed in the PC bankruptcy, on the terms of a settlement arrangement relating to asbestos claims against PPG and PC.

The parties to the settlement arrangement intend to have the settlement terms incorporated into a bankruptcy reorganization plan for PC. The parties to the settlement expect that PC will file the plan of reorganization, along with a disclosure statement describing the plan, with the Bankruptcy Court. Other parties with an interest in the bankruptcy proceeding may file objections to the plan of reorganization. After considering any objections at a hearing, the Bankruptcy Court, if it approves the disclosure statement, would permit the plan of reorganization and a disclosure statement to be sent to PC's creditors for voting. In order to approve the plan, at least two-thirds in amount and more than one-half in number of the allowed creditors in a given class must vote in favor of the plan, and for a plan to contain a channeling injunction for present and future asbestos claims under ss.524(g) of the Bankruptcy Code, as described below, seventy-five percent of the asbestos claimants voting must vote in favor of the plan. Assuming that the plan receives the requisite votes, the judge would conduct another hearing regarding the fairness of the settlement, including whether the plan would be fair with respect to present and future claimants, whether such claimants would be treated in substantially the same manner, and whether the protection provided to PPG and its participating insurers would be fair in view of the assets they would convey to the asbestos settlement trust ("Trust") to be established as part of the settlement arrangement. At that hearing, other parties in interest could raise objections to the plan. Following that hearing, the Bankruptcy Court would enter a confirmation order if all requirements to confirm a plan of reorganization under the Bankruptcy Code, including the requirements described above, have been satisfied; this order may be appealed to the District Court. (The District Court may join the Bankruptcy Court in the confirmation order, in which case an appeal to the District Court would not be necessary.) Assuming that the District Court approves the confirmation order, interested parties could appeal the order to the U.S. Circuit Court and subsequently to the U. S. Supreme Court. The settlement would not become effective until 30 days after the plan of reorganization was finally approved by an appropriate court order that was no longer subject to appeal (the "Effective Date").

If the PC plan of reorganization incorporating the settlement terms were approved by the Bankruptcy Court and all legal requirements under the Bankruptcy Code or otherwise were satisfied, the Court would enter a channeling injunction under ss. 524(g) of the Bankruptcy Code, prohibiting present and future claimants from asserting bodily injury claims against PPG or its subsidiaries or PC relating to the manufacture, distribution or sale of asbestos-containing products by PC or PPG or its subsidiaries. The injunction would also prohibit co-defendants in those cases from asserting claims against PPG or its subsidiaries for contribution, indemnification or other recovery. All such claims would have to be filed with the Trust and only paid from the assets of the Trust.

The channeling injunction would not extend to claims against PPG alleging injury caused by asbestos on premises owned, leased or occupied by PPG (so called "premises claims"), or claims alleging property damage resulting from asbestos. Approximately 9,000 of the 116,000 claims pending against PPG and its subsidiaries are premises claims. Many of PPG's premises claims have been resolved without payment from PPG. To date, PPG has paid about $7 million to settle approximately 1,100 premises claims, virtually all of which has been covered by PPG's insurers. There are no property damage claims pending against PPG or its subsidiaries. PPG believes that it has adequate insurance for the asbestos claims not covered by this injunction and that any financial exposure resulting from such claims will not have a material effect on PPG's consolidated financial position, liquidity or results of operations.

PPG has no obligation to pay any amounts under the settlement until the Effective Date. PPG and certain of its insurers (along with PC) would then fund the Trust, which would provide the sole source of payment for all present and future asbestos bodily injury claims against PPG, its subsidiaries or PC alleged to be caused by the manufacture, distribution or sale of asbestos products by these companies. PPG would convey the following assets to the Trust. First, PPG would convey the stock it owns in PC and Pittsburgh Corning Europe. Second, PPG would transfer 1,388,889 shares of PPG's common stock. Third, PPG would make aggregate cash payments to the Trust of approximately $998 million, payable according to a fixed payment schedule over 21 years, beginning on June 30, 2003, or, if later, the Effective Date. PPG would have the right, in its sole discretion, to prepay these cash payments to the Trust at any time at a discount rate of 5.5% per annum. In addition to the conveyance of these assets, PPG would pay, up to a capped amount, any legal fees and expenses incurred by the Trust to recover proceeds from certain historical insurance assets, including policies issued by certain insurance carriers that are not participating in the settlement, the rights to which would be assigned to the Trust.

PPG's participating historical insurance carriers would make cash payments to the Trust of approximately $1.7 billion between the Effective Date and 2023. These payments could also be prepaid to the Trust at any time at a discount rate of 5.5% per annum as of the prepayment date. In addition, PPG would assign to the Trust its rights, insofar as they relate to the asbestos claims to be resolved by the Trust, to the proceeds of policies issued by certain insurance carriers that are not participating in the settlement and from the estates of insolvent insurers and state insurance guaranty funds.

PPG would grant asbestos releases to all participating insurers, subject to a coverage-in-place agreement with certain insurers for the continuing coverage of premises claims (discussed above). PPG would grant certain participating insurers full policy releases on primary policies and full product liability releases on excess coverage policies. PPG would also grant certain other participating excess insurers credit against their product liability coverage limits.

In the second quarter of 2002, PPG recorded a pretax charge of $772 million, or $495 million after-tax, reflecting the estimated cost of this settlement. The amount includes the net present value, using a discount rate of 5.5%, of the aggregate cash payments of approximately $998 million which will be made by PPG to the Trust. This amount also includes the carrying value of PPG's stock in PC and Pittsburgh Corning Europe, the fair value as of June 30, 2002 of 1,388,889 shares of PPG common stock and the estimated legal fees of the Trust to be paid by PPG, which together with the first payment scheduled to be made to the Trust on June 30, 2003, have been reflected in the current liability for asbestos settlement in the accompanying balance sheet. The net present value of the remaining payments of $566 million has been recorded in the noncurrent liability for asbestos settlement in the accompanying balance sheet.

Because the filing of asbestos claims against the Company has been enjoined since April 2000, a significant number of additional claims may be filed against the Company if the Bankruptcy Court stay were to expire. If the settlement is not implemented, for any reason, and the Bankruptcy Court stay expires, the Company intends to vigorously defend the pending and any future asbestos claims against it and its subsidiaries. The Company believes that it is not responsible for any injuries caused by PC products, which represent the preponderance of the pending bodily injury claims against it. Prior to 2000, PPG had never been found liable for any such claims, and in numerous cases PPG had been dismissed on motions prior to trial. In January 2000, in a trial in a state court in Texas involving six plaintiffs, the jury found PPG not liable. However, a week later in a separate trial also in a state court in Texas, another jury found PPG, for the first time, partly responsible for injuries to five plaintiffs alleged to be caused by PC products. PPG intends to appeal the adverse verdict in the event the settlement does not become effective. Although PPG has successfully defended asbestos claims brought against it in the past, in view of the number of claims, and the questionable verdicts and awards that other companies have experienced in asbestos litigation, the result of any future litigation of such claims is inherently unpredictable.

It is PPG's policy to accrue expenses for environmental contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Reserves for environmental contingencies are exclusive of claims against third parties and are generally not discounted. As of June 30, 2002 and December 31, 2001, PPG had reserves for environmental contingencies totaling $91 million and $94 million, respectively. Pretax charges against income for environmental remediation costs for the three and six months ended June 30, 2002 totaled $5 million and $8 million, respectively, and $3 million and $7 million, respectively, for the three and six months ended June 30, 2001, and are included in "Other, net" in the condensed statement of income. Cash outlays related to such environmental remediation for the six months ended June 30, 2002 and 2001 aggregated $11 million and $7 million, respectively.

Management anticipates that the resolution of the Company's environmental contingencies will occur over an extended period of time. Over the past 10 years the pretax charges against income have ranged between $10 million and $49 million. We anticipate that charges against income in 2002 will be within that range. It is possible, however, that technological, regulatory and enforcement developments, the results of environmental studies and other factors could alter this expectation. In management's opinion, the Company operates in an environmentally sound manner and the outcome of the Company's environmental contingencies will not have a material effect on PPG's financial position or liquidity.

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

A major customer of one of the Company's Asian coatings joint ventures is experiencing financial difficulties. Should this customer be unable to pay the amounts owed to our investee or cease operations, our loss would be limited to the carrying value of the Company's investment in the joint venture which was approximately $19 million as of June 30, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Performance in Second Quarter of 2002 Compared to Second Quarter of 2001

Performance Overview

Sales decreased 1% for the second quarter of 2002 to $2.1 billion compared to $2.2 billion for the second quarter of 2001. The decline in sales price of 3% in our glass and chemicals segments was offset by a 2% increase in volume in our coatings and chemicals business segments.

The gross profit percentage decreased slightly to 37.9% for the second quarter of 2002 compared to 38.0% for the second quarter of 2001. The decrease in the gross profit percentage was due to lower selling prices primarily in our glass and chemicals segments offset, in part, by improved manufacturing efficiencies across all of our business segments, lower energy costs and lower raw material costs in our coatings segment.

As a result of a charge for the asbestos settlement discussed in Note 11, "Commitments and Contingent Liabilities," to the condensed financial statements, PPG had a net loss of $345 million, or a loss per share - diluted, of $2.03 for the second quarter of 2002 compared to net income of $155 million, or earnings per share - diluted, of $0.92 for the same quarter in 2001. The net loss for the second quarter of 2002 included an after-tax charge of $495 million, or $2.92 per share, for the asbestos settlement. Excluding this charge, net income and earnings per share - diluted, for the second quarter of 2002 were $150 million and $0.89, respectively. The reversal in the second quarter of 2002 of a portion of the coatings restructuring reserve recorded in 2001 amounted to $4 million or $0.02 a share. The decrease in net income was due to lower selling prices in our glass and chemicals segments and an increase in pension and postretirement medical benefit costs of approximately $30 million offset, in part, by improved manufacturing efficiencies and lower overhead costs across all of our business segments and the benefit of goodwill and certain trademarks no longer being amortized due to the Company's adoption of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which reduced 2001 second quarter earnings by $8 million after-tax, or $0.05 a share.

Performance of Business Segments

Coatings sales increased 2% to $1.19 billion compared to $1.17 billion for the second quarter of 2001. The combination of an increase in sales volume, primarily in our architectural, industrial and North American automotive original equipment businesses, increases in selling prices and the positive effects of foreign currency translation resulted in the sales improvement. Operating income was $211 million for the second quarter of 2002 compared to $175 million for the same quarter of 2001. The increase in operating income is attributable to higher selling prices and volume, lower raw material and overhead costs, improved manufacturing efficiencies, the benefit of goodwill and certain trademarks no longer being amortized due to the Company's adoption of SFAS No. 142 and the reversal of a previously recorded restructuring reserve.

Glass sales decreased 9% to $554 million compared to $608 million for the second quarter of 2001. The combination of a decrease in sales volume of 6%, primarily in our automotive replacement glass, flat glass and fiber glass businesses and a 3% decline from lower selling prices across all of our glass businesses contributed to the sales decline. Operating income was $49 million for the second quarter of 2002 compared to $99 million for the same quarter of 2001. The decrease in operating income is attributable to lower sales volumes and prices, a shift in sales mix to lower margin products, lower equity earnings and higher pension and postretirement medical benefit costs offset, in part, by improved manufacturing efficiencies.

Chemicals sales of $393 million were comparable to $391 million for the second quarter of 2001. Sales increased 16% due to improved sales volume across all of our businesses offset by a 15% decline due to lower selling prices for our chlorine and other chlor-alkali products. Operating income was $22 million for the second quarter of 2002 compared to $26 million for the same quarter of 2001. The decrease in operating income is attributable to lower selling prices for our chlorine and other chlor-alkali products offset, in part, by lower energy costs, improved volume, particularly in our optical business and improved manufacturing efficiencies.

Performance in the First Six Months of 2002 Compared to the First Six Months of 2001

Performance Overview

Sales decreased 6% for the first six months of 2002 to $4.0 billion compared to $4.3 billion for the first six months of 2001. The combination of a decline in sales price of 4% primarily in our glass and chemicals segments, a 1% decrease in volume primarily in our glass segment and a 1% decline due to the negative effects of foreign currency translation contributed to the sales decline.

The gross profit percentage decreased slightly to 37.3% for the first six months of 2002 compared to 37.5% for the first six months of 2001. The decrease in the gross profit percentage was due to lower selling prices offset, in part, by improved manufacturing efficiencies across all of our business segments, lower energy costs and lower raw material costs in our coatings segment.

As a result of a charge for the asbestos settlement discussed in Note 11, PPG had a net loss of $311 million, or a loss per share - diluted, of $1.83 for the first six months of 2002 compared to net income of $211 million, or earnings per share - diluted, of $1.25 for the first six months of 2001. The net loss for the first six months of 2002 included an after-tax charge of $495 million, or $2.92 per share, for the asbestos settlement, an after-tax charge of $55 million, or $0.33 a share, for restructuring and other related activities and an after-tax charge of $9 million, or $0.05 a share, for the cumulative effect of an accounting change. Net income for the first six months of 2001 included an after-tax charge of $71 million, or $0.42 a share, for restructuring and other related activities. Excluding these charges, net income and earnings per share - diluted, for the first six months of 2002 were $248 million and $1.47, respectively, compared to $282 million and $1.67, respectively, for the first six months of 2001. The reversal in the second quarter of 2002 of a portion of the coatings restructuring reserve recorded in 2001 amounted to $4 million or $0.02 a share. Also, in the first six months of 2002, the Company adopted the provisions of SFAS No. 142, resulting in a cumulative effect of an accounting change of $9 million after-tax to reflect an impairment in the carrying value of certain trademarks within the coatings segment. Also, in accordance with this new standard, the carrying value of goodwill and trademarks will no longer be amortized and will instead be tested for impairment annually. Such amortization reduced earnings for the first six months of 2001 by $16 million after-tax, or $0.10 a share. Aside from the factors described above, the decrease in net income was due to lower selling prices in our glass and chemicals segments and an increase in pension and postretirement medical benefit costs of approximately $60 million offset, in part, by improved manufacturing efficiencies and lower overhead costs across all of our business segments.

Performance of Business Segments

Coatings sales decreased 1% to $2.24 billion compared to $2.27 billion for the first six months of 2001. The sales decrease relates primarily to lower sales volume in our aerospace and refinish businesses. Operating income was $282 million for the first six months of 2002 compared to $236 million for the first six months of 2001. Operating income for the first six months of 2002 and 2001 included pretax restructuring and other costs of $73 million and $83 million, respectively. Excluding these charges, operating income for the first six months of 2002 and 2001 was $355 million and $319 million, respectively. The increase in operating income is attributable to lower raw material and overhead costs, improved manufacturing efficiencies, the benefit of goodwill and certain trademarks no longer being amortized due to the Company's adoption of SFAS No. 142 and the reversal of a previously recorded restructuring reserve.

Glass sales decreased 12% to $1.04 billion compared to $1.19 billion for the first six months of 2001. The combination of a decrease in sales volume of 9%, primarily in our automotive replacement glass, flat glass and fiber glass businesses and a 3% decline from lower selling prices across all of our businesses contributed to the sales decline. Operating income was $69 million for the first six months of 2002 compared to $184 million for the first six months of 2001. Operating income for the first six months of 2002 and 2001 included pretax restructuring and other costs of $1 million and $10 million, respectively. Excluding these charges, operating income for the first six months of 2002 and 2001 was $70 million and $194 million, respectively. The decrease in operating income is attributable to lower sales volumes and selling prices, a shift in sales mix to lower margin products, lower equity earnings and higher pension and postretirement medical benefit costs offset, in part, by improved manufacturing efficiencies and lower overhead costs.

Chemicals sales decreased 9% to $728 million compared to $802 million for the first six months of 2001. The combination of lower selling prices of 16%, primarily of our chlorine and other chlor-alkali products and a 1% decline due to the negative effects of foreign currency translation were offset, in part, by the 8% increase in sales volumes in our optical business. Operating income was $49 million for both the first six months of 2002 and 2001. Operating income for the first six months of 2002 and 2001 included pretax restructuring and other costs of $1 million and $7 million, respectively. Excluding these charges, operating income for the first six months of 2002 and 2001 was $50 million and $56 million, respectively. The decrease in operating income is attributable to lower selling prices for our chlorine and other chlor-alkali products offset, in part, by lower energy costs, improved volumes in our optical business, improved manufacturing efficiencies and lower overhead costs.

Other Factors

The reduction in other unallocated corporate expense - net for the first six months of 2002 as compared to the first six months of 2001 is principally due to the receipt of increased insurance litigation recoveries in 2002.

The Company's pretax loss for the first six months of 2002 included net periodic pension expense of $16 million as compared to net periodic pension income of $30 million for the comparable 2001 period. This trend will continue for the second half of 2002. The increase in pension costs is due principally to lower pension assets resulting from lower than expected investment returns in 2001. The low investment returns have continued in 2002 and, as a result, pension costs could rise an additional $40 million in 2003 if the investment returns do not improve in the second half of this year. Additionally, if the fair market value of pension plan assets is less than the accumulated benefit obligation at December 31, 2002, PPG would be required to record a minimum pension liability adjustment equal to the pension asset shortfall plus the amount of the related prepaid pension asset. The minimum pension liability adjustment would be determined separately for each pension plan and recorded net of tax by a direct charge to shareholders' equity. The fair market value of plan assets for all of the Company's defined benefit pension plans at June 30, 2002, was approximately $2.2 billion.

The Company has no mandatory pension funding requirements under existing regulations but may choose to make a contribution in the second half of 2002. For our two principal U.S.

defined benefit pension plans, the tax deductible contribution limit for 2002 under the Internal Revenue Code is approximately $160 million.

The tax rate on earnings, excluding charges for restructuring and the asbestos settlement, was 36% for the first six months of 2002 and 2001. For the first six months of 2002, the tax benefit of the restructuring charges and the asbestos settlement were 33.0% and 35.9%, respectively, which resulted in an overall effective tax benefit for the period at a rate of 35.2%. The overall effective tax rate for the first six months of 2001 was 37.9%, reflecting the impact of a lower tax benefit on restructuring charges.

PPG's net investment in Argentina was $68 million at December 31, 2001. As a result of the continuing devaluation of the Argentine peso during the first six months of 2002, the net investment declined to $26 million at June 30, 2002, resulting in an unrealized currency translation loss of $42 million reported as a direct charge to the accumulated other comprehensive loss component of shareholders' equity. The total unrealized currency translation loss related to Argentina at June 30, 2002 is $71 million and is included in "Accumulated other comprehensive loss" in the accompanying condensed balance sheet.

Accounting Standards

Note 2, "Changes in Method of Accounting" describes and quantifies the impact of the Company's adoption, effective January 1, 2002, of the provisions of the Financial Accounting Standards Board's new standards on the accounting for goodwill and intangible assets.

Commitments and Contingent Liabilities, including Environmental Matters

PPG is involved in a number of lawsuits and claims, both actual and potential, including some that it has asserted against others, in which substantial monetary damages are sought. See Note 11 in this Form 10-Q for an expanded description of certain of these lawsuits, including the proposed settlement of asbestos claims announced on May 14, 2002. As discussed in Note 11, although the result of any future litigation of such lawsuits and claims is inherently unpredictable, management believes that, in the aggregate, the outcome of all lawsuits and claims involving PPG, including asbestos-related claims in the event the settlement described in Note 11 does not become effective, will not have a material effect on PPG's consolidated financial position or liquidity; however, such outcome may be material to the results of operations of any particular period in which the costs, if any, are recognized.

It is PPG's policy to accrue expenses for environmental contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Reserves for environmental contingencies are exclusive of claims against third parties and are generally not discounted. As of June 30, 2002 and December 31, 2001, PPG had reserves for environmental contingencies totaling $91 million and $94 million, respectively. Pretax charges against income for environmental remediation costs for the three and six months ended June 30, 2002 totaled $5 million and $8 million, respectively, and $3 million and $7 million, respectively, for the three and six months ended June 30, 2001, and are included in "Other, net" in the condensed statement of income. Cash outlays related to such environmental remediation for the six months ended June 30, 2002 and 2001 aggregated $11 million and $7 million, respectively.

Management anticipates that the resolution of the Company's environmental contingencies will occur over an extended period of time. Over the past 10 years the pretax charges against income have ranged between $10 million and $49 million. We anticipate that charges against income in 2002 will be within that range. It is possible, however, that technological, regulatory and enforcement developments, the results of environmental studies and other factors could alter this expectation. In management's opinion, the Company operates in an environmentally sound manner and the outcome of the Company's environmental contingencies will not have a material effect on PPG's financial position or liquidity.

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

A major customer of one of the Company's Asian coatings joint ventures is experiencing financial difficulties. Should this customer be unable to pay the amounts owed to our investee or cease operations, our loss would be limited to the carrying value of the Company's investment in the joint venture which was approximately $19 million as of June 30, 2002.

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

Many factors could cause actual results to differ materially from the Company's forward-looking statements. Among these factors are increasing price and product competition by foreign and domestic competitors, fluctuations in the cost and availability of raw materials, the ability to maintain favorable supplier relationships and arrangements, economic and political conditions in international markets, the ability to penetrate existing, developing and emerging foreign and domestic markets, which also depends on economic and political conditions, foreign exchange rates and fluctuations in those rates, and the unpredictability of possible future litigation, including litigation that could result if the asbestos settlement does not become effective. Further, it is not possible to predict or identify all such factors. Consequently, while the list of factors presented here is considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements.

The consequences of material differences in the results as compared with those anticipated in the forward-looking statements could include, among other things, business disruption, operational problems, financial loss, legal liability to third parties and similar risks, any of which could have a material adverse effect on the Company's consolidated financial condition, operations or liquidity.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the Company's exposure to market risk from December 31, 2001.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

In the Company's Form 10-K for the year ended December 31, 2001, it was reported the Company has been a defendant since April 1994 in a suit filed in the Federal District Court in St. Paul, Minnesota, by Marvin Windows and Doors (Marvin) alleging numerous claims, including breach of warranty. The district court dismissed the plaintiff's claims in 1999, but certain of the claims were reinstated on appeal. The Eighth Circuit U.S. Court of Appeals dismissed 12 of 13 claims, but allowed the plaintiff to proceed to trial on a breach of warranty claim. On February 14, 2002, the federal jury awarded Marvin $136 million on the remaining claim. Subsequently, the court added $20 million for interest bringing the total judgment to $156 million. PPG filed an appeal on July 8, 2002. PPG believes it has meritorious defenses to the plaintiff's claims and has reasonable prospects of prevailing on appeal.

In the Company's Form 10-K for the year ended December 31, 2001, it was reported that the Company has been a defendant in lawsuits involving claims alleging personal injury from exposure to asbestos. Most of PPG's potential exposure relates to allegations by plaintiffs that the Company should be liable for injuries involving asbestos-containing thermal insulation products manufactured and distributed by Pittsburgh Corning Corporation (PC). The Company and Corning Incorporated are each 50% shareholders of PC. On April 16, 2000, PC filed for Chapter 11 Bankruptcy in the Federal Bankruptcy Court in Pittsburgh, Pennsylvania. As a consequence of the bankruptcy filing and the various motions and orders in that proceeding, the asbestos litigation against PPG (as well as against PC) has been stayed and the filing of additional asbestos suits against them has been enjoined, until thirty days after the effective date of a confirmed plan of reorganization for PC substantially in accordance with the settlement arrangement discussed in Note 11, "Commitments and Contingent Liabilities" to the condensed financial statements in this Form 10-Q. In the event such a plan is not confirmed, or PPG or the official committee representing asbestos claimants in the PC bankruptcy (ACC) concludes that the settlement arrangement set forth in Note 11 is not likely to be consummated, then either PPG or the ACC may move for an order terminating the stay. The stay will remain in effect, however, until the Bankruptcy Court resolves the motion if the motion is opposed by the non-moving party.

On May 14, 2002, PPG announced that it has agreed with several other parties, including certain of its insurance carriers, the ACC, and the legal representatives of future asbestos claimants appointed in the PC bankruptcy, on the terms of a settlement arrangement relating to asbestos claims against PPG and PC. The proposed terms of the settlement arrangement, and the process and legal requirements for incorporating the settlement into a plan of reorganization in PC's bankruptcy, are discussed in more detail under Note 11 to the condensed financial statements in this Form 10-Q.

Item 2.  Change in Securities and Use of Proceeds

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

Under the Company's Deferred Compensation Plan for Directors, each Director must defer receipt of such compensation as the Board mandates. Currently, the Board mandates deferral of one-third of each payment of the basic annual retainer of each Director. Each Director may also elect to defer the receipt of (1) an additional one-third of each payment of the basic annual retainer, (2) all of the basic annual retainer, or (3) all compensation. All deferred payments are held in the form of Common Stock Equivalents. Payments out of the deferred accounts are made in the form of Common Stock of the Company (and cash as to any fractional Common Stock Equivalent). In the second quarter of 2002, the Directors, as a group, were credited with 5,410 Common Stock Equivalents under this Plan. The values of the Common Stock Equivalents, when credited, ranged from $52.31 to $57.68.

Under the Directors' Common Stock Plan, each Director who neither is nor was an employee of the Company is credited annually with Common Stock Equivalents worth one-half of the Director's basic annual retainer. Upon termination of service, the Common Stock Equivalents held in a Director's account are converted to and paid in Common Stock of the Company (and cash as to any fractional Common Stock Equivalent). In the second quarter of 2002, the Directors, as a group, received 2,473 Common Stock Equivalents under this Plan. The value of each Common Stock Equivalent, when credited, ranged from $54.28 to $57.68.

Item 6.   Exhibits and Reports on Form 8-K

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

    12 Computation of Ratio of Earnings to Fixed Charges for the Six Months Ended June 30, 2002 and for the Five Years Ended December 31, 2001.

    99.1      Certification of Chief Executive Officer Pursuant to 18 U.S.C.
              Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    99.2      Certification of Chief Financial Officer Pursuant to 18 U.S.C.
              Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     * Items referred to in Exhibit 10, 10.1, 10.2, 10.3, 10.4 and 10.5 and incorporated by reference are either management contracts, compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 601 of Regulation S-K.

b. Reports on Form 8-K

   1. The Company filed a Form 8-K issuing a press release dated May 14, 2002. The press release announced that the Company, participating insurers and representatives of claimants have reached agreement for the settlement of all current and future personal injury claims against PPG and Pittsburgh Corning Corporation for asbestos products manufactured, distributed or sold by the companies.

    2. The Company filed a Form 8-K issuing a press release dated July 18, 2002. The press release announced that Charles E. (Chuck) Bunch, president and chief operating officer, has been elected a member of PPG's Board of Directors.

    3. On August 6, 2002, the Company filed a Current Report on Form 8-K announcing that on August 5, 2002, each of the Principal Executive Officer, Raymond W. LeBoeuf, and Principal Financial Officer, William H. Hernandez, signed and submitted to the Securities and Exchange Commission sworn statements pursuant to Securities and Exchange Commission Order No. 4-460.

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

                                                     PPG INDUSTRIES, INC.
                                              ----------------------------------
                                                         (Registrant)





Date:    August 12, 2002                  By          /s/ W. H. Hernandez
                                              ----------------------------------
                                                        W. H. Hernandez
                                                Senior Vice President, Finance
                                                   (Principal Financial and
                                                    Accounting Officer and
                                                   Duly Authorized Officer)

                      PPG INDUSTRIES, INC. AND SUBSIDIARIES

                                INDEX TO EXHIBITS

Exhibit
Number         Description

12 Computation of Ratio of Earnings to Fixed Charges for the Six Months Ended June 30, 2002 and for the Five Years Ended December 31, 2001.

99.1           Certification of Chief Executive Officer Pursuant to 18 U.S.C.
               Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2           Certification of Chief Financial Officer Pursuant to 18 U.S.C.
               Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.