Form 10-Q
period 2002-09-30
PPG INDUSTRIES INC
filed 2002-11-06
CIK 79879

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 2002               Commission File Number 1-1687
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


As of October 31, 2002, 169,434,782 shares of the Registrant's common stock, par value $1.66-2/3 per share, were outstanding.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                        Yes  X               No ___
                            ---

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                        Yes  X               No ___
                            ---

                      PPG INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                     PAGE(S)
Part I.  Financial Information

     Item 1. Financial Statements (Unaudited):

         Condensed Statement of Income (Loss) ..................................           2

         Condensed Balance Sheet ...............................................           3

         Condensed Statement of Cash Flows .....................................           4

         Notes to Condensed Financial Statements ...............................        5-16

     Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations .............................       17-23

     Item 3. Quantitative and Qualitative Disclosures About Market Risk ........          23

     Item 4. Controls and Procedures ...........................................          23


Part II. Other Information

     Item 1. Legal Proceedings .................................................          24

     Item 2. Change in Securities and Use of Proceeds ..........................       24-25

     Item 5. Other Information .................................................          25

     Item 6. Exhibits and Reports on Form 8-K ..................................       25-27


Signature ......................................................................          28

Certifications .................................................................       29-32

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                      PPG INDUSTRIES, INC. AND SUBSIDIARIES
                Condensed Statement of Income (Loss) (Unaudited)
                ------------------------------------------------
                      (Millions, except per share amounts)

                                                                             Three Months                Nine Months
                                                                            Ended Sept. 30              Ended Sept. 30
                                                                            --------------              --------------
                                                                         2002           2001          2002          2001
                                                                      ----------     ----------    ----------   -----------
Net sales .........................................................   $    2,068     $    1,999    $    6,077   $     6,262
Cost of sales .....................................................        1,291          1,261         3,805         3,927
                                                                      ----------     ----------    ----------   -----------
    Gross profit ..................................................          777            738         2,272         2,335
                                                                      ----------     ----------    ----------   -----------

Other expenses (earnings):
    Selling, general and administrative ...........................          352            348         1,053         1,041
    Depreciation ..................................................           92             93           275           281
    Research and development ......................................           68             66           202           200
    Interest ......................................................           33             43            99           137
    Amortization ..................................................            7             18            24            54
    Asbestos settlement (Note 11) .................................          (24)             -           748             -
    Business realignments (Note 4) ................................            -              2            77           103
    Other, net ....................................................            1             15           (20)           (9)
                                                                      ----------     ----------    ----------   -----------
        Total other expenses - net ................................          529            585         2,458         1,807
                                                                      ----------     ----------    ----------   -----------

Income (loss) before income taxes, minority interest and
    cumulative effect of accounting change ........................          248            153          (186)          528
Income tax expense (benefit) ......................................           89             55           (64)          197
Minority interest .................................................           11              5            32            27
                                                                      ----------     ----------    ----------   -----------
Income (loss) before cumulative effect of accounting change .......          148             93          (154)          304
Cumulative effect of accounting change, net of tax (Note 2) .......            -              -            (9)            -
                                                                      ----------     ----------    ----------   -----------

Net income (loss) .................................................   $      148     $       93    $     (163)  $       304
                                                                      ==========     ==========    ==========   ===========

Earnings (loss) per common share (Note 3):
    Income (loss) before cumulative effect of accounting change ...   $     0.87     $     0.56    $    (0.92)  $      1.81
    Cumulative effect of accounting change, net of tax ............            -              -         (0.05)            -
                                                                      ----------     ----------    ----------   -----------
Earnings (loss) per common share ..................................   $     0.87     $     0.56    $    (0.97)  $      1.81
                                                                      ==========     ==========    ==========   ===========

Earnings (loss) per common share - assuming dilution (Note 3):
    Income (loss) before cumulative effect of accounting change ...   $     0.87     $     0.55    $    (0.91)  $      1.80
    Cumulative effect of accounting change, net of tax ............            -              -         (0.05)            -
                                                                      ----------     ----------    ----------   -----------
Earnings (loss) per common share - assuming dilution ..............   $     0.87     $     0.55    $    (0.96)  $      1.80
                                                                      ==========     ==========    ==========   ===========

Dividends per common share ........................................   $     0.43     $     0.42    $     1.27   $      1.26
                                                                      ==========     ==========    ==========   ===========

  The accompanying notes to the condensed financial statements are an integral part of this statement.

                      PPG INDUSTRIES, INC. AND SUBSIDIARIES
                       Condensed Balance Sheet (Unaudited)
                       -----------------------------------

                                                                                  Sept. 30            Dec. 31
                                                                                    2002               2001
                                                                                 ----------          ---------
Assets                                                                                     (Millions)
------
Current assets:
     Cash and cash equivalents ...........................................       $   163             $   108
     Receivables-net .....................................................         1,559               1,416
     Inventories (Note 5) ................................................           957                 904
     Deferred income taxes ...............................................           215                 155
     Other ...............................................................           156                 120
                                                                                 -------             -------
         Total current assets ............................................         3,050               2,703

Property (less accumulated depreciation of
     $4,626 million and $4,401 million) ..................................         2,606               2,752
Investments ..............................................................           252                 305
Goodwill (Notes 2 and 6) .................................................         1,015                 972
Identifiable intangible assets (Notes 2 and 6) ...........................           517                 570
Prepaid pension asset ....................................................           970                 982
Other assets .............................................................           172                 168
                                                                                 -------             -------
         Total ...........................................................       $ 8,582             $ 8,452
                                                                                 =======             =======

Liabilities and Shareholders' Equity
Current liabilities:
     Short-term debt and current
         portion of long-term debt .......................................       $   494             $   696
     Asbestos settlement (Note 11) .......................................           182                   -
     Accounts payable and accrued liabilities ............................         1,392               1,259
                                                                                 -------             -------
         Total current liabilities .......................................         2,068               1,955

Long-term debt ...........................................................         1,707               1,699
Asbestos settlement (Note 11) ............................................           566                   -
Deferred income taxes ....................................................           346                 552
Accumulated provisions ...................................................           467                 530
Other postretirement benefits ............................................           521                 514
                                                                                 -------             -------
         Total liabilities ...............................................         5,675               5,250
                                                                                 -------             -------

Commitments and contingent liabilities  (Note 11)
Minority interest ........................................................           134                 122
                                                                                 -------             -------

Shareholders' equity:
     Common stock ........................................................           484                 484
     Additional paid-in capital ..........................................           125                 109
     Retained earnings ...................................................         6,174               6,551
     Treasury stock ......................................................        (3,472)             (3,496)
     Unearned compensation ...............................................           (90)               (108)
     Accumulated other comprehensive loss (Note 8) .......................          (448)               (460)
                                                                                 -------             -------
         Total shareholders' equity ......................................         2,773               3,080
                                                                                 -------             -------

         Total ...........................................................       $ 8,582             $ 8,452
                                                                                 =======             =======

The accompanying notes to the condensed financial statements are an integral part of this statement.

                      PPG INDUSTRIES, INC. AND SUBSIDIARIES
                  Condensed Statement of Cash Flows (Unaudited)
                  ---------------------------------------------

                                                                                    Nine Months Ended Sept. 30
                                                                                    --------------------------
                                                                                       2002              2001
                                                                                      ------            ------
                                                                                             (Millions)
Cash from operating activities ...............................................      $ 592              $ 766
                                                                                    -----              -----

Investing activities:
     Capital spending
         Additions to property and investments ...............................       (136)              (223)
         Business acquisitions, net of cash balances
             acquired ........................................................        (12)                (8)
     Other ...................................................................         40                 23
                                                                                    -----              -----
         Cash used for investing activities ..................................       (108)              (208)
                                                                                    -----              -----

Financing activities:
     Net change in borrowings with
         maturities of three months or less ..................................       (147)              (260)
     Proceeds from other short-term debt .....................................         59                142
     Repayment of other short-term debt ......................................        (53)              (174)
     Proceeds from long-term debt ............................................          1                 26
     Repayment of long-term debt .............................................       (125)               (35)
     Loans to employee stock ownership plan ..................................          -                (32)
     Repayment of loans by employee stock
         ownership plan ......................................................         18                 29
     Issuance of treasury stock, net .........................................         31                  7
     Dividends paid ..........................................................       (215)              (212)
                                                                                    -----              -----
         Cash used for financing activities ..................................       (431)              (509)
                                                                                    -----              -----

Effect of currency exchange rate changes
     on cash and cash equivalents ............................................          2                 (1)
                                                                                    -----              -----

Net increase in cash and cash equivalents ....................................         55                 48

Cash and cash equivalents, beginning of period ...............................        108                111
                                                                                    -----              -----

Cash and cash equivalents, end of period .....................................      $ 163              $ 159
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

                      PPG INDUSTRIES, INC. AND SUBSIDIARIES

               Notes to Condensed Financial Statements (Unaudited)
               ---------------------------------------------------

1. Financial Statements
   --------------------

The condensed financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial position of PPG Industries, Inc. and subsidiaries (the Company or PPG) at September 30, 2002, and the results of their operations for the three and nine month periods ended September 30, 2002 and 2001 and their cash flows for the nine month periods then ended. These condensed financial statements should be read in conjunction with the financial statements and notes thereto incorporated by reference in PPG's Annual Report on Form 10-K for the year ended December 31, 2001.

The results of operations and cash flows for the nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

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

In accordance with the requirements of SFAS No. 142, the Company tested the goodwill attributable to each of our reporting units for impairment as of January 1, 2002 and concluded that none of its goodwill was impaired. The Company's reporting units are the major product lines comprising our reportable business segments. Fair value was estimated using discounted cash flow methodologies and market comparable information. The Company will test goodwill of each of our reporting units for impairment annually in connection with our strategic planning process. This impairment test will be completed in the fourth quarter.

In addition, the Company reassessed the useful lives of its identifiable intangible assets and determined that the lives were appropriate other than for the Company's trademarks, which were concluded to have indefinite useful lives. As a result, the Company ceased amortization of the cost of its trademarks as of January 1, 2002. Also, in accordance with the requirements of SFAS No. 142, the Company tested each of its trademarks for impairment by comparing the fair value of each trademark to its carrying value as of January 1, 2002. Fair value was estimated by using the relief from royalty method (a discounted cash flow methodology.) Based on these impairment tests, PPG recognized an adjustment of $14 million ($9 million or $0.05 per share, net of tax) in the first quarter of 2002 to reduce the carrying value of certain trademarks within our coatings segment to their estimated fair value as the level of future cash flows from sales of certain brands are expected to be less than originally anticipated. Under SFAS No. 142, this impairment adjustment has been reported as the cumulative effect of an accounting change in our first quarter 2002 income statement. The Company will test the carrying value of trademarks for impairment at least annually. This impairment test will be completed in the fourth quarter.

Had the Company been accounting for its goodwill and certain other intangible assets under SFAS No. 142 for all prior periods presented, the Company's net income and earnings per common share would have been as follows for the three and nine months ended September 30, 2001:

                                                                     Three Months Ended   Nine Months Ended
                                                                       Sept. 30 2001        Sept. 30 2001
                                                                       -------------        -------------
         (Millions, except per share amounts)
         Net income
           Reported net income ...................................    $          93        $         304
           Add back amortization expense, net of tax .............                8                   24
                                                                      -------------        -------------
           Adjusted net income ...................................    $         101        $         328
                                                                      =============        =============

         Earnings per common share
           Reported earnings .....................................    $        0.56        $        1.81
           Impact of amortization expense, net of tax ............             0.05                 0.15
                                                                      -------------        -------------
           Adjusted earnings per common share ....................    $        0.61        $        1.96
                                                                      =============        =============

         Earnings per common share -
             assuming dilution
           Reported earnings .....................................    $        0.55        $        1.80
           Impact of amortization expense, net of tax ............             0.05                 0.15
                                                                      -------------        -------------
           Adjusted earnings per common share -
             assuming dilution ...................................    $        0.60        $        1.95
                                                                      =============        =============

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

3. Earnings (Loss) Per Common Share
   --------------------------------

The following table presents the earnings (loss) per common share calculations for the three and nine months ended September 30, 2002 and 2001.

                                                                       Three Months                 Nine Months
                                                                      Ended Sept. 30               Ended Sept. 30
                                                                      --------------               --------------
                                                                    2002          2001          2002           2001
                                                                    ----          ----          ----           ----
(Millions, except per share amounts)
Earnings (loss) per common share
    Income (loss) before cumulative effect of
      accounting change ......................................  $      148    $       93    $     (154)    $      304
    Cumulative effect of accounting change,
      net of tax .............................................          -              -            (9)             -
                                                                ----------    ----------    ----------     ----------
    Net income (loss) ........................................  $      148    $       93    $     (163)    $      304
                                                                ----------    ----------    ----------     ----------

    Weighted average common shares
      outstanding ............................................       169.3         168.3         168.9          168.3
                                                                ----------    ----------    ----------     ----------

    Income (loss) before cumulative effect of
      accounting change ......................................  $     0.87    $     0.56    $    (0.92)    $     1.81
    Cumulative effect of accounting change,
      net of tax .............................................           -             -         (0.05)             -
                                                                ----------    ----------    ----------     ----------
    Earnings (loss) per common share .........................  $     0.87    $     0.56    $    (0.97)    $     1.81
                                                                ==========    ==========    ==========     ==========

Earnings (loss) per common share -
      assuming dilution
    Income (loss) before cumulative effect of
      accounting change ......................................  $      148    $       93    $     (154)    $      304
    Cumulative effect of accounting change,
      net of tax .............................................           -             -            (9)             -
                                                                ----------    ----------    ----------     ----------
    Net income (loss) ........................................  $      148    $       93    $     (163)    $      304
                                                                ----------    ----------    ----------     ----------

    Weighted average common shares
      outstanding ............................................       169.3         168.3         168.9          168.3
    Effect of dilutive securities:
      Stock options ..........................................         0.4           0.2           0.3            0.2
      Other stock compensation plans .........................         0.7           0.8           0.7            0.7
                                                                ----------    ----------    ----------     ----------
    Potentially dilutive common shares .......................         1.1           1.0           1.0            0.9
                                                                ----------    ----------    ----------     ----------
    Adjusted weighted average
      common shares outstanding ..............................       170.4         169.3         169.9          169.2
                                                                ----------    ----------    ----------     ----------

    Income (loss) before cumulative effect of
      accounting change ......................................  $     0.87    $     0.55    $    (0.91)    $     1.80
    Cumulative effect of accounting change,
      net of tax .............................................           -             -         (0.05)             -
                                                                ----------    ----------    ----------     ----------
    Earnings (loss) per common share -
      assuming dilution ......................................  $     0.87    $     0.55    $    (0.96)    $     1.80
                                                                ==========    ==========    ==========     ==========

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

                              Severance and           Asset               Total            Employees
                               Other Costs         Dispositions           Charge            Covered
                               -----------         ------------           ------            -------
                                                (Millions, except employee amounts)
Coatings .................... $          62        $        15          $        77           1,004
Glass .......................             1                  -                    1              22
Chemicals ...................             1                  -                    1              20
Corporate ...................             2                  -                    2              20
                              -------------        -----------          -----------         -------
    Total ................... $          66        $        15          $        81           1,066
    Activity ................           (19)               (15)                 (34)           (456)
                              -------------        -----------          -----------         -------
    Balance, end of period .. $          47        $         -          $        47             610
                              =============        ===========          ===========         =======

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

                              Severance and           Asset               Total            Employees
                               Other Costs         Dispositions           Charge            Covered
                               -----------         ------------           ------            -------
                                                (Millions, except employee amounts)
Coatings .................... $        60          $        23          $        83           1,072
Glass .......................           4                    6                   10             254
Chemicals ...................           2                    5                    7              23
Corporate ...................           1                    -                    1              18
                              -----------          -----------          -----------         -------
    Total ................... $        67          $        34          $       101           1,367
    Activity ................         (65)                 (34)                 (99)         (1,338)
                              -----------          -----------          -----------         -------
    Balance, end of period .. $         2          $         -          $         2              29
                              ===========          ===========          ===========         =======

5. Inventories
   -----------

Inventories at September 30, 2002 and December 31, 2001 are detailed below.

                                                      Sept. 30         Dec. 31
                                                        2002             2001
                                                        ----             ----
                                                             (Millions)
         Finished products and work in process ....   $    670        $    622
         Raw materials ............................        168             166
         Supplies .................................        119             116
                                                      --------        --------

             Total ................................   $    957        $    904
                                                      ========        ========

Most domestic and certain foreign inventories are valued using the last-in, first-out method. If the first-in, first-out method had been used, inventories would have been $158 million and $180 million higher at September 30, 2002 and December 31, 2001, respectively.

6. Goodwill and Other Identifiable Intangible Assets
   -------------------------------------------------

The change in the carrying amount of goodwill attributable to each business segment for the nine months ended September 30, 2002 was as follows:

                                                       Coatings          Glass          Chemicals          Total
                                                       --------          -----          ---------          -----
                                                                              (Millions)
Balance, December 31, 2001 ........................  $       873      $        79     $         20      $       972
    Reclass assembled workforce, net of taxes
       (See Note 2) ...............................           15                -                -               15
                                                     -----------      -----------     ------------      -----------
Balance, January 1, 2002 ..........................  $       888      $        79     $         20      $       987
    Goodwill acquired .............................            8                -                -                8
    Currency translation ..........................           15                3                2               20
                                                     -----------      -----------     ------------      -----------
Balance, September 30, 2002 .......................  $       911      $        82     $         22      $     1,015
                                                     ===========      ===========     ============      ===========

The change in the carrying amount of trademarks with indefinite lives for the nine months ended September 30, 2002 was as follows:

     Balance, December 31, 2001 ............................  $          158
         Cumulative effect of accounting change -
            impairment adjustment ..........................             (14)
                                                              --------------
     Balance, September 30, 2002 and January 1, 2002 .......  $          144
                                                              ==============

The Company's identifiable intangible assets with finite lives are being amortized over their estimated useful lives and are detailed below.

                                             September 30, 2002                          December 31, 2001
                                             ------------------                          -----------------
                                   Gross                                      Gross
                                  Carrying      Accumulated                 Carrying        Accumulated
                                   Amount       Amortization      Net        Amount        Amortization      Net
                                   ------       ------------      ---        ------        ------------      ---
                                                                    (Millions)
Acquired technology .........    $     348       $     (77)    $    271    $    348        $      (60)     $   288
Assembled workforce .........            -               -            -          29               (10)          19
Other .......................          161             (59)         102         147               (42)         105
                                 ---------       ---------     --------    --------        ----------      -------
    Balance .................    $     509       $    (136)    $    373    $    524        $     (112)     $   412
                                 =========       =========     ========    ========        ==========      =======

The estimated useful lives of the Company's identifiable intangible assets with finite lives range from 3 to 25 years.

Aggregate amortization expense for the three and nine months ended September 30, 2002 related to these identifiable intangible assets, was $7 million and $24 million, respectively, and $10 million and $30 million, respectively, for the three and nine months ended September 30, 2001. At September 30, 2002, estimated future amortization expense of identifiable intangible assets is as follows: $9 million for the remaining quarter of 2002 and $31 million, $30 million, $29 million, $28 million and $27 million in 2003, 2004, 2005, 2006 and 2007, respectively.

7. Business Segment Information
   ----------------------------

Business segment net sales and operating income (loss) for the three and nine months ended September 30, 2002 and 2001 were as follows:

                                                                      Three Months                   Nine Months
                                                                     Ended Sept. 30                Ended Sept. 30
                                                                     --------------                --------------
                                                                  2002          2001            2002           2001
                                                                  ----          ----            ----           ----
                                                                                       (Millions)
     Net sales:
         Coatings .................................          $    1,136     $     1,068      $    3,376   $      3,340
         Glass ....................................                 536             554           1,601          1,745
         Chemicals ................................                 398             378           1,128          1,185
         Intersegment net sales (a) ...............                  (2)             (1)            (28)            (8)
                                                             ----------     -----------      ----------   ------------

             Total ................................          $    2,068     $     1,999      $    6,077   $      6,262
                                                             ==========     ===========      ==========   ============

     Operating income:
         Coatings .................................          $      178     $       123      $      460   $        359
         Glass ....................................                  45              49             114            233
         Chemicals ................................                  41              25              90             74
                                                             ----------     -----------      ----------   ------------

             Total ................................                 264             197             664            666

     Interest expense - net .......................                 (31)            (37)            (93)          (124)

     Asbestos settlement ..........................                  24               -            (748)             -

     Other unallocated corporate
        expense - net .............................                  (9)             (7)             (9)           (14)
                                                             ----------     -----------      ----------   ------------

     Income (loss) before income taxes,
        minority interest and cumulative effect
        of accounting change (b) ..................
                                                             $      248     $       153      $     (186)  $        528
                                                             ==========     ===========      ==========   ============

(a) Includes intersegment net sales of $23 million for the nine months ended September 30, 2002 related to the glass segment.

(b) Includes for the nine months ended September 30, 2002, a pretax charge of $81 million for restructuring and other related activities, including severance and other costs of $66 million and asset dispositions of $15 million. The results for the nine months ended September 30, 2002 also include a reversal of $4 million of coatings restructuring reserve originally recorded in 2001. Includes for the nine months ended September 30, 2001, a pretax charge of $101 million for restructuring and other related activities, including severance and other costs of $67 million and asset dispositions of $34 million. See Note 4, "Business Realignments," for amounts by business segment.

8.   Comprehensive Income (Loss)
     ---------------------------

Total comprehensive income (loss) for the three and nine months ended September 30, 2002 and 2001 was as follows:

                                                                 Three Months       Nine Months
                                                                Ended Sept. 30     Ended Sept. 30
                                                                --------------     --------------
                                                                2002      2001     2002      2001
                                                                ----      ----     ----      ----
                                                                            (Millions)
Net income (loss) ........................................     $  148   $   93     $ (163)  $ 304
Other comprehensive (loss) income, net of tax:
  Currency translation adjustment ........................        (41)      15          6     (86)
  Minimum pension liability adjustment ...................          -        -          -      (6)
  Unrealized (losses) gains on
   marketable securities .................................         (2)      (1)        (7)      7
  Net change - derivatives (Note 9) ......................          -       (2)        13     (59)
  Transition adjustment on derivatives (Note 9) ..........          -        -          -      43
                                                               ------   ------     ------   -----
                                                                  (43)      12         12    (101)
                                                               ------   ------     ------   -----

   Total comprehensive income (loss) .....................     $  105   $  105     $ (151)  $ 203
                                                               ======   ======     ======   =====

9.   Derivative Financial Instruments
     --------------------------------

PPG uses derivative instruments to manage its exposure to fluctuating natural gas prices through the use of natural gas swap and option contracts. PPG also uses forward currency contracts as hedges against its exposure to variability in exchange rates on short-term intercompany borrowings denominated in foreign currencies and interest rate swaps to hedge its exposures to changing interest rates. The Company recognizes all derivative instruments as either assets or liabilities at fair value. The unrealized change in the fair value of certain of these instruments is deferred in accumulated other comprehensive income (loss) and subsequently recognized, when realized, by reclassification of the gain or loss into cost of sales, as natural gas is purchased, and into other earnings or charges, as foreign exchange gains and losses are recognized on the related intercompany borrowings.

During the first nine months of 2002, the other comprehensive income due to derivatives was $13 million, net of tax. It was comprised of realized losses of $6 million that were reclassified into earnings and unrealized gains of $7 million. The realized losses relate to the settlement, during the period, of natural gas swap and forward currency contracts. The unrealized gains during the period relate primarily to the changes in fair value of the natural gas contracts, offset, in part, by unrealized losses for certain interest rate swaps outstanding as of September 30, 2002.

During the first nine months of 2001, the other comprehensive loss due to derivatives was $59 million, net of tax. It was comprised of realized gains of $13 million that were reclassified into earnings and unrealized losses of $46 million. The majority of the realized gains related to the settlement during the period of natural gas swap and option contracts. The unrealized losses related primarily to the changes in fair value of the natural gas contracts outstanding as of September 30, 2001.

The Company's interest rate swaps, which convert $400 million of fixed-rate debt to variable-rate debt, are designated as fair value hedges. As such, the swaps and related long-term debt are carried in the balance sheet at fair value. As of September 30, 2002, the fair value of the interest rate swaps was an asset of $22 million. As of December 31, 2001, the fair value of interest rate swaps was a liability of $20 million. These swaps effectively hedge the increase in long-term debt from December 31, 2001 to September 30, 2002 resulting from the increase in fair value of such debt of $42 million. The changes in the fair value of these swaps and that of the related debt are recorded in "Interest" in the condensed statement of income, the net of which is zero.

The transition adjustment on derivatives of $43 million represents the unrealized gain, net of tax, on the derivatives held at January 1, 2001, the date of our adoption of SFAS No. 133, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", as amended by SFAS No. 138.

10.  Cash Flow Information
     ---------------------

Cash payments for interest were $111 million and $153 million for the nine months ended September 30, 2002 and 2001, respectively. Net cash payments for income taxes for the nine months ended September 30, 2002 and 2001 were $218 million and $134 million, respectively.

The Company surrendered in July 2002 certain company-owned life insurance policies and received proceeds of $32 million, which are included in "Other" in the investing activities section in the accompanying condensed statement of cash flows, resulting from the resolution of all matters related to its federal income tax returns for the years 1994 to 1998.

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

For over thirty years, PPG has been a defendant in lawsuits involving claims alleging personal injury from exposure to asbestos. At September 30, 2002, PPG was one of many defendants in numerous asbestos-related lawsuits involving approximately 116,000 claims. Most of PPG's potential exposure relates to allegations by plaintiffs that PPG should be liable for injuries involving asbestos-containing thermal insulation products manufactured and distributed by Pittsburgh Corning Corporation (PC). PPG and Corning Incorporated are each 50% shareholders of PC. PPG has denied responsibility for, and has defended, all claims for any injuries caused by PC products.

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

Parties to the settlement are in the process of preparing documents necessary to implement the settlement, including the bankruptcy reorganization plan for PC along with the disclosure statement describing the plan. The PC plan of reorganization and disclosure statement has not yet been filed with the Bankruptcy Court.

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

In the second quarter of 2002, PPG recorded a pretax charge of $772 million, or $495 million after-tax, reflecting the estimated cost of this settlement. The amount includes the net present value, using a discount rate of 5.5%, of the aggregate cash payments of approximately $998 million which will be made by PPG to the Trust. This amount also included the carrying value of PPG's stock in PC and Pittsburgh Corning Europe, the fair value as of June 30, 2002 of 1,388,889 shares of PPG common stock and the estimated legal fees of the Trust to be paid by PPG, which together with the first payment scheduled to be made to the Trust on June 30, 2003, have been reflected in the current liability for asbestos settlement in the accompanying balance sheet. The net present value of the remaining payments of $566 million has been recorded in the noncurrent liability for asbestos settlement in the accompanying balance sheet. In the third quarter of 2002, the current liability for the asbestos settlement was reduced by $24 million with a corresponding credit to income, reflecting the decline in the fair value from June 30, 2002 to September 30, 2002 of the shares of PPG common stock which are to be transferred to the asbestos settlement trust.

Because the filing of asbestos claims against the Company has been enjoined since April 2000, a significant number of additional claims may be filed against the Company if the Bankruptcy Court stay were to expire. If the settlement is not implemented, for any reason, and the Bankruptcy Court stay expires, the Company intends to vigorously defend the pending and any future asbestos claims against it and its subsidiaries. The Company believes that it is not responsible for any injuries caused by PC products, which represent the preponderance of the pending bodily injury claims against it. Prior to 2000, PPG had never been found liable for any such claims, in numerous cases PPG had been dismissed on motions prior to trial, and aggregate settlements by PPG to date have been immaterial. In January 2000, in a trial in a state court in Texas involving six plaintiffs, the jury found PPG not liable. However, a week later in a separate trial also in a state court in Texas, another jury found PPG, for the first time, partly responsible for injuries to five plaintiffs alleged to be caused by PC products. PPG intends to appeal the adverse verdict in the event the settlement does not become effective. Although PPG has successfully defended asbestos claims brought against it in the past, in view of the number of claims, and the questionable verdicts and awards that other companies have experienced in asbestos litigation, the result of any future litigation of such claims is inherently unpredictable.

It is PPG's policy to accrue expenses for environmental contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Reserves for environmental contingencies are exclusive of claims against third parties and are generally not discounted. As of September 30, 2002 and December 31, 2001, PPG had reserves for environmental contingencies totaling $86 million and $94 million, respectively. Pretax charges against income for environmental remediation costs for the three and nine months ended September 30, 2002 totaled $2 million and $10 million, respectively, and $20 million and $27 million, respectively, for the three and nine months ended September 30, 2001, and are included in "Other, net" in the condensed statement of income. Cash outlays related to such environmental remediation for the nine months ended September 30, 2002 and 2001 aggregated $18 million and $13 million, respectively.

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

A major customer of one of the Company's Asian coatings joint ventures is experiencing financial difficulties. Should this customer be unable to pay the amounts owed to our investee or cease operations, our loss would be limited to the carrying value of the Company's investment in the joint venture which was approximately $19 million as of September 30, 2002.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations
         -------------

Performance in Third Quarter of 2002 Compared to Third Quarter of 2001

Performance Overview
Sales increased 3% for the third quarter of 2002 to $2.1 billion compared to $2.0 billion for the third quarter of 2001. The increase in sales was due to a 4% increase in volume primarily in our coatings and chemicals segments and the positive effects of foreign currency translation offset, in part, by a 1% decline in selling prices primarily in our glass and chemicals segments.

The gross profit percentage increased to 37.6% for the third quarter of 2002 compared to 36.9% for the third quarter of 2001. The increase in the gross profit percentage was due to improved manufacturing efficiencies in our glass and chemicals segments, lower raw material costs in our coatings segment and lower energy costs offset, in part, by lower selling prices in our glass and chemicals segments.

Net income and earnings per share - diluted, for the third quarter of 2002 were $148 million and $0.87, respectively, compared to $93 million and $0.55, respectively, for the same quarter in 2001. Net income for the third quarter of 2002 included after-tax income of $15 million, or $0.09 a share, to reflect the decline in fair value from June 30, 2002 to September 30, 2002 of the 1,388,889 shares of PPG stock which are to be transferred to the asbestos settlement trust as discussed in Note 11, "Commitments and Contingent Liabilities," to the condensed financial statements. Excluding this income, net income and earnings per share - diluted, for the third quarter of 2002 were $133 million and $0.78, respectively. The increase in net income is attributable to higher sales volumes in our coatings and chemicals segments, improved manufacturing efficiencies in our glass and chemicals segments, lower environmental remediation expenses primarily in our chemicals segment, lower overhead costs and the benefit of goodwill and certain trademarks no longer being amortized. These improvements were partially offset by lower selling prices primarily in our glass and chemicals segments and an increase in pension and postretirement medical costs of approximately $30 million.

Performance of Business Segments
Coatings sales increased 6% to $1.14 billion compared to $1.07 billion for the third quarter of 2001. The combination of a 5% increase in sales volume, a 1% increase due to higher selling prices and the positive effects of foreign currency translation resulted in the sales improvement. Operating income was $178 million for the third quarter of 2002 compared to $123 million for the same quarter of 2001. The increase in operating income is attributable to higher sales volumes and prices, lower raw material costs and the benefit of goodwill and certain trademarks no longer being amortized. These were offset, in part, by higher selling costs in our architectural coatings business and higher pension and postretirement medical costs.

Glass sales decreased 3% to $536 million compared to $554 million for the third quarter of 2001. The decrease reflects the combination of a 2% decrease from lower selling prices throughout our glass businesses and a 1% decline from lower sales volumes. Operating income was $45 million for the third quarter of 2002 compared to $49 million for the same quarter of 2001. The decrease in operating income is attributable to lower sales volumes and prices, a shift in sales mix to lower margin products, lower equity earnings and higher pension and postretirement medical costs offset, in part, by lower overhead costs and improved manufacturing efficiencies.

Chemicals sales increased 5% to $396 million compared to $377 million for the third quarter of 2001. Sales increased due to a 10% improvement in sales volume across all of our businesses offset by a 5% decline due to lower selling prices for our chlorine and other chlor-alkali products. Operating income was $41 million for the third quarter of 2002 compared to $25 million for the same quarter of 2001. The increase in operating income is attributable to higher sales volumes for our commodity chemicals and optical businesses, improved manufacturing efficiencies, lower energy costs and lower environmental remediation expenses offset, in part, by lower selling prices for our commodity chemicals, higher selling costs from our optical business and higher pension and postretirement medical costs.

Performance in the First Nine Months of 2002 Compared to the First Nine Months of 2001

Performance Overview
Sales decreased 3% for the first nine months of 2002 to $6.1 billion compared to $6.3 billion for the first nine months of 2001. The sales decline is due to lower selling prices in our glass and chemicals segments. Lower volumes in our glass segment offset higher volumes in our coatings and chemicals segments.

The gross profit percentage increased slightly to 37.4% for the first nine months of 2002 compared to 37.3% for the first nine months of 2001. The increase in the gross profit percentage was due to improved manufacturing efficiencies across all of our business segments, lower energy costs and lower raw material costs in our coatings segment offset, in part, by lower selling prices in our glass and chemicals segments and a shift in sales mix of products sold in our glass segment to lower margin products.

As a result of a charge for the asbestos settlement discussed in Note 11, PPG had a net loss of $163 million, or a loss per share - diluted, of $0.96 for the first nine months of 2002 compared to net income of $304 million, or earnings per share - diluted, of $1.80 for the first nine months of 2001. The net loss for the first nine months of 2002 included an after-tax charge of $495 million, or $2.92 a share, for the asbestos settlement taken in the second quarter, reduced by $15 million, after-tax, or $0.09 a share, reflecting the decline in fair value from June 30, 2002 to September 30, 2002 of the shares of PPG common stock which are to be transferred to the asbestos settlement trust, an after-tax charge of $52 million, or $0.31 a share, for restructuring and other related activities and an after-tax charge of $9 million, or $0.05 a share, for the cumulative effect of an accounting change. Net income for the first nine months of 2001 included an after-tax charge of $71 million, or $0.42 a share, for restructuring and other related activities. Excluding these charges, net income and earnings per share - diluted, for the first nine months of 2002 were $378 million and $2.23, respectively, compared to $375 million and $2.22, respectively, for the first nine months of 2001. The cumulative effect of an accounting change of $9 million after-tax reflects the impairment in the carrying value of certain trademarks within the coatings segment resulting from the Company's adoption of the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." Also, in accordance with this new standard, the carrying value of goodwill and trademarks will no longer be amortized and will instead be tested for impairment annually. Such amortization reduced earnings for the first nine months of 2001 by $24 million after-tax, or $0.15 a share. Aside from the factors described above, the increase in net income was due to improved manufacturing efficiencies, lower energy costs, lower overhead costs in our coatings and glass segments, lower environmental remediation expenses and higher insurance recoveries substantially offset by lower selling prices in our glass and chemicals segments and an increase in pension and postretirement medical costs of approximately $90 million.

Performance of Business Segments
Coatings sales increased 1% to $3.38 billion compared to $3.34 billion for the first nine months of 2001. The sales increase relates primarily to higher sales volume in our architectural, North American automotive original equipment and industrial businesses offset, in part, by lower sales volumes in our refinish and aerospace businesses. Operating income was $460 million for the first nine months of 2002 compared to $359 million for the first nine months of 2001. Operating income for the first nine months of 2002 and 2001 included pretax restructuring and other costs of $73 million and $83 million, respectively. Excluding these charges, operating income for the first nine months of 2002 and 2001 was $533 million and $442 million, respectively. The increase in operating income is attributable to higher sales volumes, lower raw material and overhead costs, improved manufacturing efficiencies and the benefit of goodwill and certain trademarks no longer being amortized due to the Company's adoption of SFAS No. 142 offset, in part, by higher pension and postretirement medical costs.

Glass sales decreased 10% to $1.58 billion compared to $1.75 billion for the first nine months of 2001. The combination of a decrease in sales volume of 7%, primarily in our automotive replacement glass, flat glass and fiber glass businesses and a 3% decline from lower selling prices across all of our glass businesses resulted in the sales decline. Operating income was $114 million for the first nine months of 2002 compared to $233 million for the first nine months of 2001. Operating income for the first nine months of 2002 and 2001 included pretax restructuring and other costs of $1 million and $10 million, respectively. Excluding these charges, operating income for the first nine months of 2002 and 2001 was $115 million and $243 million, respectively. The decrease in operating income is attributable to lower sales volumes and selling prices, a shift in sales mix to lower margin products, lower equity earnings and higher pension and postretirement medical costs offset, in part, by improved manufacturing efficiencies and lower overhead costs.

Chemicals sales decreased 5% to $1.12 billion compared to $1.18 billion for the first nine months of 2001. Lower selling prices of 13%, primarily of our chlor-alkali products, were offset, in part, by an 8% increase in sales volumes, principally in our optical and fine chemicals businesses. Operating income was $90 million for the first nine months of 2002 compared to $74 million for the first nine months of 2001. Operating income for the first nine months of 2002 and 2001 included pretax restructuring and other costs of $1 million and $7 million, respectively. Excluding these charges, operating income for the first nine months of 2002 and 2001 was $91 million and $81 million, respectively. The increase in operating income is attributable to lower energy costs, improved volumes in our optical business, improved manufacturing efficiencies across all of our chemicals businesses and lower environmental remediation expenses offset, in part, by lower selling prices for our chlorine and other chlor-alkali products and higher pension and postretirement medical costs.

Other Factors
The reduction in other unallocated corporate expense - net for the first nine months of 2002 as compared to the first nine months of 2001 is principally due to the receipt of increased insurance litigation recoveries in 2002 offset, in part, by the loss on disposal of a corporate asset.

The Company's pretax loss for the first nine months of 2002 included net periodic pension expense of $37 million as compared to net periodic pension income of $43 million for the comparable 2001 period. These amounts are included in "Cost of sales", "Selling, general and administrative", and "Research and development" in the accompanying condensed statement of income. This trend will continue for the remainder of 2002. The increase in pension costs is due principally to lower pension assets resulting from lower than expected investment returns in 2001. The low investment returns have continued in 2002 and, as a result, pension costs could rise approximately $120 million in 2003 if the investment returns do not improve in the last quarter of this year.

Additionally, if the fair market value of our pension plan assets is less than the accumulated benefit obligation at December 31, 2002, PPG will be required to record a minimum pension liability adjustment equal to the pension asset shortfall plus the amount of the related prepaid pension asset with the offset recorded, net of tax, as a reduction to shareholders' equity. If that calculation were required to be made as of September 30, 2002 and assuming an estimated accumulated benefit obligation (ABO) of $2.3 billion and plan assets with a fair market value of $1.9 billion at September 30, 2002, the Company would have reduced its prepaid pension asset to zero, established an intangible pension asset and an additional pension liability of approximately $100 million and $400 million, respectively, and reduced its deferred tax liability and shareholders' equity by approximately $500 million and $800 million, respectively.

The actual charge, if any, which would be recorded as a reduction to shareholders' equity at December 31, 2002, would be determined separately for each plan. The ABO at year-end will be determined based on actuarial assumptions established for each plan, including the discount rate, which can have a significant impact on the value of the ABO. The plan assets will be valued at year-end market values. Due to the significant uncertainties in the market with respect to interest rates and investment returns, the amounts that may ultimately be recorded at year-end could be materially different than the estimates provided above.

As stated before, the Company has no mandatory pension funding requirements under existing regulations but may choose to make a contribution in the remainder of 2002. For our two principal U.S. defined benefit pension plans, the tax deductible contribution limit for 2002 under the Internal Revenue Code is approximately $160 million.

The tax rate on earnings, excluding charges for restructuring and the asbestos settlement, was 36% for the first nine months of 2002 and 2001. For the first nine months of 2002, the tax benefit of the restructuring charges and the asbestos settlement were 33.0% and 35.8%, respectively, which resulted in an overall effective tax benefit for the period of 34.4%. The overall effective tax rate for the first nine months of 2001 was 37.3%, including a 36% rate on earnings excluding charges for restructuring.

During the third quarter of 2002, the Company resolved all matters related to its federal income tax returns for the years 1994 to 1998, including matters that were on appeal related to the 1994 to 1996 tax returns. In connection with the resolution of these matters, the Company surrendered in July 2002 certain company-owned life insurance policies and received proceeds of $32 million, which are included in "Other" in the investing activities section in the accompanying condensed statement of cash flows. There was no impact on current year earnings as a result of the resolution of these tax matters.

Capital spending for the nine months ended September 30, 2002 includes the cost of several small acquisitions by our coatings businesses. The cash from operations and the Company's debt capacity are expected to continue to be sufficient to fund capital spending, dividend payments and operating requirements for the coming year. The Company is in compliance with the covenants under its various credit agreements, loan agreements and indentures.

The Company's revolving credit agreements, under which there are currently no borrowings, and a portion of PPG's ESOP Notes, include financial ratio covenants. The most restrictive of these covenants requires that the amount of long-term senior debt outstanding not exceed 55% of the Company's tangible net assets. At September 30, 2002, long-term senior debt was 34% of the Company's tangible net assets. In the event of a breach of this covenant, each holder of the ESOP notes would have the right to require the Company to redeem the notes. Additionally, substantially all of our debt agreements contain customary cross-default provisions. Those provisions state that a default on a debt service payment of $10 million or more for longer than the grace period provided (usually 10 days) under one agreement may constitute an event of default of other agreements.

None of our debt agreements contain covenants that would be impacted by any change in our credit rating. However, the majority of the Company's European debt is raised under the $800 million Euro Commercial Paper Program. Should the Company's credit rating fall below its current level, access to the European commercial paper market could be severely impacted; however, the Company could replace this debt with borrowings in the U.S. commercial paper market or under our revolving credit agreement.

PPG's net investment in Argentina was $68 million at December 31, 2001. As a result of the continuing devaluation of the Argentine peso during the first nine months of 2002, the net investment declined to $27 million at September 30, 2002, resulting in an unrealized currency translation loss of $41 million reported as a direct charge to the accumulated other comprehensive loss component of shareholders' equity. The total unrealized currency translation loss related to Argentina at September 30, 2002 is $71 million and is included in "Accumulated other comprehensive loss" in the accompanying condensed balance sheet.

Accounting Standards
Note 2, "Changes in Method of Accounting" describes and quantifies the impact of the Company's adoption, effective January 1, 2002, of the provisions of the Financial Accounting Standards Board's (FASB) new standards on the accounting for goodwill and intangible assets.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" which is effective January 1, 2003. We are currently in the process of finalizing the adoption of this standard but we do not believe that it will have a material effect on the Company's consolidated results of operations, financial position or cash flows.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard requires recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment by management to an exit or disposal plan. This new standard will be effective for activities initiated after December 31, 2002. The adoption of this standard will not have a material effect on the Company's consolidated results of operations, financial position or cash flows.

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

It is PPG's policy to accrue expenses for environmental contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Reserves for environmental contingencies are exclusive of claims against third parties and are generally not discounted. As of September 30, 2002 and December 31, 2001, PPG had reserves for environmental contingencies totaling $86 million and $94 million, respectively. Pretax charges against income for environmental remediation costs for the three and nine months ended

September 30, 2002 totaled $2 million and $10 million, respectively, and $20 million and $27 million, respectively, for the three and nine months ended September 30, 2001, and are included in "Other, net" in the condensed statement of income. Cash outlays related to such environmental remediation for the nine months ended September 30, 2002 and 2001 aggregated $18 million and $13 million, respectively.

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

A major customer of one of the Company's Asian coatings joint ventures is experiencing financial difficulties. Should this customer be unable to pay the amounts owed to our investee or cease operations, our loss would be limited to the carrying value of the Company's investment in the joint venture which was approximately $19 million as of September 30, 2002.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
------------------------------------------------------------------

There were no material changes in the Company's exposure to market risk from December 31, 2001.

Item 4.  Controls and Procedures
--------------------------------

a.   Evaluation of disclosure controls and procedures. Based on their evaluation
     -------------------------------------------------
     as of a date within 90 days of the filing date of this Form 10-Q, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

b.   Changes in internal control. There were no significant changes in the
     ----------------------------
     Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation described above. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

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

Item 2. Change in Securities and Use of Proceeds
------------------------------------------------

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

Under the Company's Deferred Compensation Plan for Directors, each Director must defer receipt of such compensation as the Board mandates. Currently, the Board mandates deferral of one-third of each payment of the basic annual retainer of each Director. Each Director may also elect to defer the receipt of (1) an additional one-third of each payment of the basic annual retainer, (2) all of the basic annual retainer, or (3) all compensation. All deferred payments are held in the form of Common Stock Equivalents. Payments out of the deferred accounts are made in the form of Common Stock of the Company (and cash as to any fractional Common Stock Equivalent). In the third quarter of 2002, the Directors, as a group, were credited with 961 Common Stock Equivalents under this Plan. The values of the Common Stock Equivalents, when credited, ranged from $44.70 to $57.40.

Under the Directors' Common Stock Plan, each Director who neither is nor was an employee of the Company is credited annually with Common Stock Equivalents worth one-half of the Director's basic annual retainer. Upon termination of service, the Common Stock Equivalents held in a Director's account are converted to and paid in Common Stock of the Company (and cash as to any fractional Common Stock Equivalent). In the third quarter of 2002, the Directors, as a group, received 300 Common Stock Equivalents under this Plan. The value of each Common Stock Equivalent, when credited, was $51.92.

Item 5. Other Information
-------------------------

The Company's chief executive officer and chief financial officer have provided as part of this filing the certification with respect to this Form 10-Q that is required by Section 906 of the Sarbanes-Oxley Act of 2002.

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

     12 Computation of Ratio of Earnings to Fixed Charges for the Nine Months Ended September 30, 2002 and for the Five Years Ended December 31, 2001.

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

     2. On August 6, 2002, the Company filed a Current Report on Form 8-K announcing that on August 5, 2002, each of the Principal Executive Officer, Raymond W. LeBoeuf, and Principal Financial Officer, William H. Hernandez, signed and submitted to the Securities and Exchange Commission sworn statements pursuant to Securities and Exchange Commission Order No. 4-460.

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

                                                      PPG INDUSTRIES, INC.
                                               ---------------------------------
                                                         (Registrant)


Date:   November 6, 2002                     By      /s/ W. H. Hernandez
                                                --------------------------------
                                                        W. H. Hernandez
                                                  Senior Vice President, Finance
                                                    (Principal Financial and
                                                      Accounting Officer and
                                                      Duly Authorized Officer)

                    PRINCIPAL EXECUTIVE OFFICER CERTIFICATION
                    -----------------------------------------

I, Raymond W. LeBoeuf, certify that:

1. I have reviewed this quarterly report on Form 10-Q of PPG Industries, Inc. ("PPG");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of PPG as of, and for, the periods presented in this quarterly report;

4. PPG's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for PPG and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to PPG, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of PPG's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. PPG's other certifying officer and I have disclosed, based on our most recent evaluation, to PPG's auditors and the audit committee of PPG's Board of Directors:
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect PPG's ability to record, process, summarize and report financial data and have identified for PPG's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in PPG's internal controls; and

6. PPG's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 6, 2002                            /s/ Raymond W. LeBoeuf
                                                   ----------------------
                                                      Raymond W. LeBoeuf
                                                      Chairman of the Board and
                                                      Chief Executive Officer

                    PRINCIPAL FINANCIAL OFFICER CERTIFICATION
                    -----------------------------------------

I, William H. Hernandez, certify that:

1. I have reviewed this quarterly report on Form 10-Q of PPG Industries, Inc. ("PPG");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of PPG as of, and for, the periods presented in this quarterly report;

4. PPG's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for PPG and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to PPG, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of PPG's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. PPG's other certifying officer and I have disclosed, based on our most recent evaluation, to PPG's auditors and the audit committee of PPG's Board of Directors:
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect PPG's ability to record, process, summarize and report financial data and have identified for PPG's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in PPG's internal controls; and

6. PPG's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 6, 2002                        /s/ William H. Hernandez
                                               ------------------------
                                                  William H. Hernandez
                                                  Senior Vice President, Finance

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of PPG Industries, Inc. on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Raymond W. LeBoeuf, Chief Executive Officer of PPG Industries, Inc., certify to the best of my knowledge, pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of PPG Industries, Inc.

/s/ Raymond W. LeBoeuf
----------------------

Raymond W. LeBoeuf
Chief Executive Officer
November 6, 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of PPG Industries, Inc. on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William H. Hernandez, Chief Financial Officer of PPG Industries, Inc., certify to the best of my knowledge, pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of PPG Industries, Inc.

/s/ William H. Hernandez
------------------------

William H. Hernandez
Chief Financial Officer
November 6, 2002

                      PPG INDUSTRIES, INC. AND SUBSIDIARIES
                      -------------------------------------

                                INDEX TO EXHIBITS

Exhibit
Number            Description

12 Computation of Ratio of Earnings to Fixed Charges for the Nine Months Ended September 30, 2002 and for the Five Years Ended December 31, 2001.