Form 10-Q
period 2003-03-31
PPG INDUSTRIES INC
filed 2003-05-05
CIK 79879

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2003

Commission File Number 1-1687

PPG INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	25-0730780
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One PPG Place, Pittsburgh, Pennsylvania	15272
(Address of principal executive offices)	(Zip Code)

(412) 434-3131

(Registrant’s telephone number, including area code)

As of April 30, 2003, 169,719,753 shares of the Registrant’s common stock, par value $1.66-2/3 per share, were outstanding.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

PPG INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Statement of Income (Unaudited)

(Millions, except per share amounts)

	Three Months Ended March 31
	2003	2002
Net sales	$2,071	$1,875
Cost of sales	1,343	1,189

Gross profit	728	686

Other expenses (earnings):
Selling, general and administrative	377	342
Depreciation	90	91
Research and development	72	66
Interest	28	33
Amortization	7	8
Asbestos settlement—net (Note 13)	5	—
Business restructuring (Note 5)	—	81
Other—net	(2)	(19)

Total other expenses—net	577	602

Income before income taxes, minority interest and cumulative effect of accounting change	151	84
Income tax expense	55	33
Minority interest	12	8

Income before cumulative effect of accounting change	84	43
Cumulative effect of accounting change, net of tax (Note 2)	(6)	(9)

Net income	$78	$34

Earnings per common share (Note 4):
Income before cumulative effect of accounting change	$0.49	$0.25
Cumulative effect of accounting change, net of tax	(0.03)	(0.05)

Earnings per common share	$0.46	$0.20

Earnings per common share—assuming dilution (Note 4):
Income before cumulative effect of accounting change	$0.49	$0.25
Cumulative effect of accounting change, net of tax	(0.03)	(0.05)

Earnings per common share—assuming dilution	$0.46	$0.20

Dividends per common share	$0.43	$0.42

The accompanying notes to the condensed financial statements are an integral part of this consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Balance Sheet (Unaudited)

	March 31 2003	Dec. 31 2002
	(Millions)
Assets
Current assets:
Cash and cash equivalents	$77	$117
Receivables-net	1,649	1,486
Inventories (Note 6)	1,004	942
Other	365	400

Total current assets	3,095	2,945

Property (less accumulated depreciation of $4,741 million and $4,638 million)	2,611	2,632
Investments	278	262
Goodwill (Note 7)	1,066	1,047
Identifiable intangible assets (Note 7)	508	514
Other assets	493	463

Total	$8,051	$7,863

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt and current portion of long-term debt	$332	$352
Asbestos settlement (Note 13)	183	190
Accounts payable and accrued liabilities	1,429	1,378

Total current liabilities	1,944	1,920

Long-term debt	1,699	1,699
Asbestos settlement (Note 13)	574	566
Deferred income taxes	66	64
Accumulated provisions	865	817
Other postretirement benefits	522	516

Total liabilities	5,670	5,582

Commitments and contingent liabilities (Note 13)
Minority interest	145	131

Shareholders’ equity:
Common stock	484	484
Additional paid-in capital	130	126
Retained earnings	6,203	6,197
Treasury stock	(3,464)	(3,471)
Unearned compensation	(78)	(85)
Accumulated other comprehensive loss (Note 9)	(1,039)	(1,101)

Total shareholders’ equity	2,236	2,150

Total	$8,051	$7,863

The accompanying notes to the condensed financial statements are an integral part of this consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Statement of Cash Flows (Unaudited)

	Three Months Ended March 31
	2003	2002
	(Millions)
Cash from operating activities	$113	$48

Investing activities:
Capital spending
Additions to property and investments	(61)	(47)
Business acquisitions, net of cash balances acquired	—	(9)
Other	1	1

Cash used for investing activities	(60)	(55)

Financing activities:
Net change in borrowings with maturities of three months or less	12	136
Proceeds from other short-term debt	1	20
Repayment of other short-term debt	(21)	(14)
Proceeds from long-term debt	—	1
Repayment of long-term debt	(24)	(113)
Repayment of loans by employee stock ownership plan	8	8
Issuance of treasury stock, net	3	5
Dividends paid	(73)	(71)

Cash used for financing activities	(94)	(28)

Effect of currency exchange rate changes on cash and cash equivalents	1	(1)

Net decrease in cash and cash equivalents	(40)	(36)
Cash and cash equivalents, beginning of period	117	108

Cash and cash equivalents, end of period	$77	$72

The accompanying notes to the condensed financial statements are an integral part of this consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Financial Statements (Unaudited)

1. Financial Statements

The condensed financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position of PPG Industries, Inc. and subsidiaries (the Company or PPG) at March 31, 2003 and the results of their operations and their cash flows for the three months ended March 31, 2003 and 2002. These condensed financial statements should be read in conjunction with the financial statements and notes included in PPG’s Annual Report on Form 10-K for the year ended December 31, 2002.

The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

2. Newly Adopted Accounting Standards

Effective January 1, 2003, PPG adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations.” An asset retirement obligation represents a legal obligation associated with the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development or normal operation of that long-lived asset. This standard requires the Company to recognize asset retirement obligations in the period in which they are incurred, if a reasonable estimate of fair value can be made. The associated estimated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over its useful life.

Adoption of this new standard on January 1, 2003 resulted in an increase in noncurrent assets, current liabilities and noncurrent liabilities of $4 million, $1 million and $9 million, respectively, and a cumulative effect adjustment reducing net income by $6 million, or $0.03 a share—assuming dilution. The provisions of this standard did not have a material impact on the results of operations for the three months ended March 31, 2003 and will not have a material effect on the Company’s future results of operations or financial condition.

Effective January 1, 2002, PPG adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” This standard changes the accounting for goodwill and certain other intangible assets from an amortization method to an impairment only approach. Adoption of this new standard on January 1, 2002 resulted in a cumulative effect of an accounting change of $9 million after tax, or $0.05 a share—assuming dilution, to reflect an impairment in the carrying value of certain trademarks within the coatings segment.

3. Other New Accounting Standards

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Interpretation No. 45 requires the recognition of liabilities for guarantees that were issued or modified subsequent to December 31, 2002. The liabilities should reflect the fair value, at inception, of the guarantors’ obligations to stand ready to perform, in the event that the specified triggering events or conditions occur. The provisions of this interpretation will not have a material effect on PPG’s future results of operations or financial condition.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Financial Statements—(Continued)

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” Interpretation No. 46 requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks and rewards of ownership among their owners and other parties involved. The provisions of Interpretation No. 46 were applicable immediately to all variable interest entities created after January 31, 2003 and variable interest entities in which an enterprise obtains an interest after that date, and for variable interest entities created before this date, the provisions are effective July 1, 2003. We are currently evaluating the provisions of this interpretation; however, we do not believe they will have a material impact on our accounting for existing investments.

4. Earnings Per Common Share

The following table reflects the earnings per common share calculations for the three months ended March 31, 2003 and 2002.

	Three Months Ended March 31
	2003	2002
	(Millions, except per share amounts)
Earnings per common share
Net income	$78	$34
Weighted average common shares outstanding	169.6	168.6

Earnings per common share	$0.46	$0.20

Earnings per common share—assuming dilution
Net income	$78	$34
Weighted average common shares outstanding	169.6	168.6
Effect of dilutive securities:
Stock options	—	0.2
Other stock compensation plans	0.7	0.7

Potentially dilutive common shares	0.7	0.9

Adjusted common shares outstanding	170.3	169.5

Earnings per common share—assuming dilution	$0.46	$0.20

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Financial Statements—(Continued)

5. Business Restructuring

In the first quarter of 2002, the Company recorded a charge of $81 million for restructuring and other related activities comprised of $66 million for severance and other costs and $15 million for asset dispositions. Workforce reductions continued during the first quarter of 2003. The remaining workforce reductions will be substantially completed in the second quarter; however, as to a group of approximately 75 employees in Europe, their terminations have been concluded under a different social plan than was assumed when the reserve was recorded. Under the terms of this plan, severance payments of approximately $9 million will be paid to these individuals over a period of approximately 5 years after June 30, 2003. However, the actual cost of these restructuring actions will not be materially different than the total amount originally recorded. Severance payments of $13 million are expected to be paid in the second quarter of 2003 with the majority of the remaining severance cost to be incurred in the third quarter of 2003.

	Severance and Other Costs	Asset Dispositions	Total Charge	Employees Covered
	(Millions, except no. of employees)
Coatings	$62	$15	$77	1,004
Glass	1	—	1	22
Chemicals	1	—	1	20
Corporate	2	—	2	20

Total	$66	$15	$81	1,066
Activity	(40)	(15)	(55)	(840)

Balance, end of period	$26	$—	$26	226

6. Inventories

Inventories at March 31, 2003 and December 31, 2002 are detailed below.

	March 31 2003	Dec. 31 2002
	(Millions)
Finished products	$601	$548
Work in process	120	113
Raw materials	159	157
Supplies	124	124

Total	$1,004	$942

Most domestic and certain foreign inventories are valued using the last-in, first-out method. If the first-in, first-out method had been used, inventories would have been $162 million and $158 million higher at March 31, 2003 and December 31, 2002, respectively.

7. Goodwill and Other Identifiable Intangible Assets

The change in the carrying amount of goodwill attributable to each business segment for the three months ended March 31, 2003 was as follows:

	Coatings	Glass	Chemicals	Total
	(Millions)
Balance, December 31, 2002	$939	$84	$24	$1,047
Currency translation	17	2	—	19

Balance, March 31, 2003	$956	$86	$24	$1,066

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Financial Statements—(Continued)

The carrying amount of acquired trademarks with indefinite lives as of March 31, 2003 and December 31, 2002 totaled $144 million.

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and are detailed below.

	March 31, 2003			December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(Millions)
Acquired technology	$350	$(88)	$262	$348	$(82)	$266
Other	168	(66)	102	167	(63)	104

Balance	$518	$(154)	$364	$515	$(145)	$370

Aggregate amortization expense for the three months ended March 31, 2003 and 2002 related to these identifiable intangible assets, was $7 million and $8 million, respectively. At March 31, 2003, estimated future amortization expense of identifiable intangible assets is as follows: $24 million for the remaining three quarters of 2003 and $30 million, $29 million, $28 million, $27 million and $26 million in 2004, 2005, 2006, 2007 and 2008, respectively.

8. Business Segment Information

Business segment net sales and operating income for the three months ended March 31, 2003 and 2002 were as follows:

	Three Months Ended March 31
	2003	2002
	(Millions)
Net sales:
Coatings	$1,125	$1,053
Glass	516	488
Chemicals	433	336
Intersegment net sales	(3)	(2)

Total	$2,071	$1,875

Operating income:
Coatings	$139	$71
Glass	6	20
Chemicals	46	27

Total	191	118
Asbestos settlement—net	(5)	—
Interest expense—net	(25)	(31)
Other unallocated corporate expense—net	(10)	(3)

Income before income taxes, minority interest and cumulative effect of accounting change(a)	$151	$84

(a)	Includes for the three months ended March 31, 2002, a pretax charge of $81 million for restructuring and other related activities, including severance and other costs of $66

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Financial Statements—(Continued)

million and asset dispositions of $15 million. See Note 5, “Business Restructuring,” for amounts by business segment.

9. Comprehensive Income

Total comprehensive income for the three months ended March 31, 2003 and 2002 was as follows:

	Three Months Ended March 31
	2003	2002
	(Millions)
Net income	$78	$34

Other comprehensive income, net of tax:
Currency translation adjustment	59	(42)
Unrealized losses on marketable securities	—	(2)
Net change—derivatives (Note 10)	3	19

	62	(25)

Total comprehensive income	$140	$9

10. Derivative Financial Instruments

PPG uses derivative instruments to manage its exposure to fluctuating natural gas prices through the use of natural gas swap and option contracts. PPG also uses forward currency contracts as hedges against its exposure to variability in exchange rates on short-term intercompany borrowings denominated in foreign currencies and to translation risk and interest rate swaps to hedge its exposure to changing interest rates. The Company recognizes all derivative instruments as either assets or liabilities at fair value. The unrealized change in the fair value of certain of these instruments is deferred in accumulated other comprehensive income (loss) and subsequently recognized, when realized, by reclassification of the gain or loss into cost of sales, as natural gas is purchased, and into other earnings or charges, as foreign exchange gains and losses are recognized on the related intercompany borrowings.

During the first quarter of 2003, other comprehensive income included a net gain due to derivatives of $3 million, net of tax. This gain was comprised of realized gains of $9 million and unrealized gains of $12 million. The realized gains related principally to the settlement during the period of natural gas contracts. The unrealized gains during the period related primarily to the changes in fair value of the natural gas contracts outstanding as of March 31, 2003.

During the first quarter of 2002, other comprehensive income included a net gain due to derivatives of $19 million, net of tax. This gain was comprised of realized losses of $9 million and unrealized gains of $10 million. The realized losses related to the settlement during the period of natural gas and forward currency contracts. The unrealized gains during the period related primarily to the changes in fair value of the natural gas contracts outstanding as of March 31, 2002.

In November 2002, PPG entered into a one-year equity forward arrangement with a bank in order to partially mitigate the impact of changes in the fair value of PPG stock that is to be contributed to the asbestos settlement trust as discussed in Note 13, “Commitments and Contingent Liabilities.” In accordance with the terms of this instrument the bank purchased 504,900 shares of PPG stock on the open market at a cost of $24 million through December 31, 2002 and during the first quarter of 2003 the bank purchased an additional 400,000 shares at a cost of $19 million. For the three months ended March 31, 2003, PPG recorded expense of $4 million for the change in fair value of this instrument, which is reflected in “Asbestos settlement—net” in the

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Financial Statements—(Continued)

condensed statement of income. The fair value of this instrument as of March 31, 2003 was a current liability of $3 million.

11. Cash Flow Information

Cash payments for interest were $38 million and $40 million for the three months ended March 31, 2003 and 2002, respectively. Net cash payments for income taxes for the three months ended March 31, 2003 and 2002 were $20 million and $33 million, respectively.

12. Stock-Based Compensation

A portion of the amounts paid under the Company’s total shareholder return plans and its incentive compensation and management award plans may be paid in PPG common stock. Total compensation cost recognized as expense related to these plans was $14 million and $11 million for the three months ended March 31, 2003 and 2002, respectively.

PPG has two stock option plans, the PPG Stock Option Plan and the Challenge 2000 Stock Option Plan. In accordance with Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” no compensation cost for PPG’s stock option plans has been recognized in the accompanying condensed financial statements. Had compensation cost for PPG’s stock option plans been determined based upon the estimated fair value at the grant date consistent with the methodology prescribed in SFAS No. 123, “Accounting for Stock-Based Compensation,” net income, earnings per common share and earnings per common share—assuming dilution would have been as follows:

	Three Months Ended March 31
	2003	2002
	(Millions, except per share amounts)
Net income
Reported net income	$78	$34
Impact of SFAS No. 123	(6)	(6)

Pro forma net income	$72	$28

Earnings per common share
Reported earnings	$0.46	$0.20
Impact of SFAS No. 123	(0.04)	(0.04)

Pro forma earnings	$0.42	$0.16

Earnings per common share—assuming dilution
Reported earnings	$0.46	$0.20
Impact of SFAS No. 123	(0.04)	(0.04)

Pro forma earnings	$0.42	$0.16

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

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Financial Statements—(Continued)

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

The Company has been a defendant since April 1994 in a suit filed by Marvin Windows and Doors (Marvin) alleging numerous claims, including breach of warranty. All of the plaintiff’s claims, other than breach of warranty, were dismissed. However, on February 14, 2002, a federal jury awarded Marvin $136 million on the remaining claim. Subsequently, the court added $20 million for interest bringing the total judgment to $156 million. PPG filed an appeal on July 8, 2002. PPG believes it has meritorious defenses to the plaintiff’s claims and has reasonable prospects of prevailing on appeal.

For over thirty years, PPG has been a defendant in lawsuits involving claims alleging personal injury from exposure to asbestos. At March 31, 2003, PPG was one of many defendants in numerous asbestos-related lawsuits involving approximately 116,000 claims. Most of PPG’s potential exposure relates to allegations by plaintiffs that PPG should be liable for injuries involving asbestos-containing thermal insulation products manufactured and distributed by Pittsburgh Corning Corporation (PC). PPG and Corning Incorporated are each 50% shareholders of PC. PPG has denied responsibility for, and has defended, all claims for any injuries caused by PC products.

On April 16, 2000, PC filed for Chapter 11 Bankruptcy in the Federal Bankruptcy Court in Pittsburgh, Pennsylvania. Accordingly, in the first quarter of 2000, PPG recorded an after tax charge of $35 million for the write-off of all of its investment in PC. As a consequence of the bankruptcy filing and various motions and orders in that proceeding, the asbestos litigation against PPG (as well as against PC) has been stayed and the filing of additional asbestos suits against them has been enjoined, until thirty days after the effective date of a confirmed plan of reorganization for PC substantially in accordance with the settlement arrangement among PPG and several other parties discussed below. The stay may be terminated if the Bankruptcy Court determines that such a plan will not be confirmed, or the settlement arrangement set forth below is not likely to be consummated.

On May 14, 2002, PPG announced that it had agreed with several other parties, including certain of its insurance carriers, the official committee representing asbestos claimants in the PC bankruptcy (ACC), and the legal representatives of future asbestos claimants appointed in the PC bankruptcy, on the terms of a settlement arrangement relating to asbestos claims against PPG and PC (the “PPG Settlement Arrangement”).

On March 28, 2003, Corning Incorporated announced that it had separately reached its own arrangement with the representatives of asbestos claimants for the settlement of certain

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Financial Statements—(Continued)

asbestos claims that might arise from PC products or operations (the “Corning Settlement Arrangement”).

The terms of the PPG Settlement Arrangement and the Corning Settlement Arrangement have been incorporated into a bankruptcy reorganization plan for PC along with a disclosure statement describing the plan, which PC filed with the Bankruptcy Court on April 30, 2003. Other parties with an interest in the bankruptcy proceeding may file objections to the disclosure statement or the plan of reorganization. After considering any objections at a hearing, the Bankruptcy Court, if it approves the disclosure statement, would permit the plan of reorganization and the disclosure statement to be sent to PC’s creditors for voting. In order to approve the plan, at least two-thirds in amount and more than one-half in number of the allowed creditors in a given class must vote in favor of the plan, and for a plan to contain a channeling injunction for present and future asbestos claims under §524(g) of the Bankruptcy Code, as described below, seventy-five percent of the asbestos claimants voting must vote in favor of the plan. Assuming that the plan receives the requisite votes, the judge would conduct another hearing regarding the fairness of the settlement, including whether the plan would be fair with respect to present and future claimants, whether such claimants would be treated in substantially the same manner, and whether the protection provided to PPG and its participating insurers would be fair in view of the assets they would convey to the asbestos settlement trust (Trust) to be established as part of the plan. At that hearing, other parties in interest could raise objections to the plan. Following that hearing, the Bankruptcy Court would enter a confirmation order if all requirements to confirm a plan of reorganization under the Bankruptcy Code, including the requirements described above, have been satisfied; this order may be appealed to the District Court. (The District Court may join the Bankruptcy Court in the confirmation order, in which case an appeal to the District Court would not be necessary.) Assuming that the District Court approves the confirmation order, interested parties could appeal the order to the U.S. Circuit Court and subsequently to the U.S. Supreme Court. The PPG Settlement Arrangement would not become effective until 30 days after the plan of reorganization was finally approved by an appropriate court order that was no longer subject to appeal (the “Effective Date”).

If the PC plan of reorganization incorporating the terms of the PPG Settlement Arrangement were approved by the Bankruptcy Court and all legal requirements under the Bankruptcy Code or otherwise were satisfied, the Court would enter a channeling injunction under §524(g) and other provisions of the Bankruptcy Code, prohibiting present and future claimants from asserting bodily injury claims against PPG or its subsidiaries or PC relating to the manufacture, distribution or sale of asbestos-containing products by PC or PPG or its subsidiaries. The injunction would also prohibit co-defendants in those cases from asserting claims against PPG or its subsidiaries for contribution, indemnification or other recovery. All such claims would have to be filed with the Trust and only paid from the assets of the Trust.

The channeling injunction would not extend to claims against PPG alleging injury caused by asbestos on premises owned, leased or occupied by PPG (so called “premises claims”), or claims alleging property damage resulting from asbestos. Approximately 9,000 of the 116,000 claims pending against PPG and its subsidiaries are premises claims. Many of PPG’s premises claims have been resolved without payment from PPG. To date, PPG has paid about $7 million to settle approximately 1,100 premises claims, virtually all of which has been covered by PPG’s insurers. There are no property damage claims pending against PPG or its subsidiaries. PPG believes that it has adequate insurance for the asbestos claims not covered by the channeling injunction and that any financial exposure resulting from such claims will not have a material effect on PPG’s consolidated financial position, liquidity or results of operations.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Financial Statements—(Continued)

PPG has no obligation to pay any amounts under the PPG Settlement Arrangement until the Effective Date. PPG and certain of its insurers (along with PC) would then make payments to the Trust, which would provide the sole source of payment for all present and future asbestos bodily injury claims against PPG, its subsidiaries or PC alleged to be caused by the manufacture, distribution or sale of asbestos products by these companies. PPG would convey the following assets to the Trust. First, PPG would convey the stock it owns in PC and Pittsburgh Corning Europe. Second, PPG would transfer 1,388,889 shares of PPG’s common stock. Third, PPG would make aggregate cash payments to the Trust of approximately $998 million, payable according to a fixed payment schedule over 21 years, beginning on June 30, 2003, or, if later, the Effective Date. PPG would have the right, in its sole discretion, to prepay these cash payments to the Trust at any time at a discount rate of 5.5% per annum. Under the payment schedule, the amounts due June 30, 2003 and 2004 are $75 million and $98 million, respectively. In addition to the conveyance of these assets, PPG would pay $30 million in legal fees and expenses on behalf of the Trust to recover proceeds from certain historical insurance assets, including policies issued by certain insurance carriers that are not participating in the settlement, the rights to which would be assigned to the Trust by PPG.

PPG’s participating historical insurance carriers would make cash payments to the Trust of approximately $1.7 billion between the Effective Date and 2023. These payments could also be prepaid to the Trust at any time at a discount rate of 5.5% per annum as of the prepayment date. In addition, as referenced above, PPG would assign to the Trust its rights, insofar as they relate to the asbestos claims to be resolved by the Trust, to the proceeds of policies issued by certain insurance carriers that are not participating in the PPG Settlement Arrangement and from the estates of insolvent insurers and state insurance guaranty funds.

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

In the second quarter of 2002, PPG recorded a pretax charge of $772 million, or $495 million after tax, reflecting the estimated cost of the PPG Settlement Arrangement. That amount included the net present value, using a discount rate of 5.5%, of the aggregate cash payments of approximately $998 million to be made by PPG to the Trust. That amount also included the carrying value of PPG’s stock in Pittsburgh Corning Europe, the fair value as of June 30, 2002 of 1,388,889 shares of PPG common stock and $30 million in legal fees of the Trust to be paid by PPG, which together with the first payment scheduled to be made to the Trust on June 30, 2003, were reflected in the current liability for PPG’s asbestos settlement in the accompanying balance sheet. The net present value of the remaining payments of $566 million was recorded in the noncurrent liability for asbestos settlement in the accompanying balance sheet. During the third and fourth quarters of 2002, income was recognized and the current liability for PPG’s asbestos settlement was reduced by $16 million, reflecting the decline in the fair value from June 30, 2002 to December 31, 2002 of the shares of PPG common stock which are to be transferred to the asbestos settlement trust. In addition, a change in the fair value of the related equity forward instrument (see Note 10, “Derivative Financial Instruments”) reduced PPG’s asbestos settlement charge by $1 million.

During the first quarter of 2003, PPG recorded a pretax charge of $5 million related to the change in the current value of its asbestos settlement obligation. This includes an increase in the net present value of the payments to be made to the Trust, which increased the noncurrent asbestos settlement liability by $8 million. A similar increase will occur each quarter in 2003 and 2004. It also includes the change in fair value during the quarter of the PPG stock, which

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Financial Statements—(Continued)

decreased PPG’s current asbestos settlement liability by $7 million and the change in fair value of the related equity forward instrument of $4 million (see Note 10, “Derivative Financial Instruments”).

Because the filing of asbestos claims against the Company has been enjoined since April 2000, a significant number of additional claims may be filed against the Company if the Bankruptcy Court stay were to expire. If the PPG Settlement Arrangement is not implemented, for any reason, and the Bankruptcy Court stay expires, the Company intends to vigorously defend the pending and any future asbestos claims against it and its subsidiaries. The Company believes that it is not responsible for any injuries caused by PC products, which represent the preponderance of the pending bodily injury claims against it. Prior to 2000, PPG had never been found liable for any such claims, in numerous cases PPG had been dismissed on motions prior to trial, and aggregate settlements by PPG to date have been immaterial. In January 2000, in a trial in a state court in Texas involving six plaintiffs, the jury found PPG not liable. However, a week later in a separate trial also in a state court in Texas, another jury found PPG, for the first time, partly responsible for injuries to five plaintiffs alleged to be caused by PC products. PPG intends to appeal the adverse verdict in the event the settlement does not become effective. Although PPG has successfully defended asbestos claims brought against it in the past, in view of the number of claims, and the questionable verdicts and awards that other companies have experienced in asbestos litigation, the result of any future litigation of such claims is inherently unpredictable.

It is PPG’s policy to accrue expenses for environmental contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Reserves for environmental contingencies are exclusive of claims against third parties and are generally not discounted. As of March 31, 2003 and December 31, 2002, PPG had reserves for environmental contingencies totaling $86 million and $87 million, respectively. Pretax charges against income for environmental remediation costs totaled $2 million and $3 million for the three months ended March 31, 2003 and 2002, respectively, and are included in “Other—net” in the accompanying condensed statement of income. Cash outlays related to such environmental remediation aggregated $3 million and $5 million for the three months ended March 31, 2003 and 2002, respectively.

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

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Financial Statements—(Continued)

The loss contingencies related to the remaining portion of such unreserved exposure include significant unresolved issues such as the nature and extent of contamination, if any, at these other sites and the methods that may have to be employed should remediation be required. The most significant of these sites is the Calcasieu River estuary, near our Lake Charles, La. chemicals plant. The U.S. Environmental Protection Agency (USEPA) has been investigating contamination levels in the Calcasieu River estuary. During 2002, the USEPA issued draft Human Health and Ecological Risk Assessments indicating that elevated levels of risk exist in the estuary. A draft Remedial Investigation report was issued May 2, 2003. It is expected that USEPA could issue final risk assessments and a final Remedial Investigation report later in 2003. PPG will hold discussions with the USEPA and other parties to determine what, if any, role PPG would have in addressing estuary issues.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Performance in First Quarter of 2003 Compared to First Quarter of 2002

Performance Overview

Sales increased 10% for the first quarter 2003 to $2.07 billion, compared to $1.88 billion for the first quarter of 2002. The increase in sales was due to a 4% increase in volume across all of our business segments, a 4% increase due to the positive effects of foreign currency translation, primarily from our European operations, and a 2% increase in selling prices in our chemicals segment.

The gross profit percentage decreased to 35.2% for the first quarter of 2003, compared to 36.6% for the first quarter of 2002. The decrease in gross profit percentage was due to higher energy costs in our glass and chemicals segments and higher pension and postretirement medical costs across all of our business segments offset, in part, by higher selling prices in our chemicals segment.

Net income and earnings per share—assuming dilution, for the first quarter of 2003 were $78 million and $0.46, respectively, compared to $34 million and $0.20, respectively, for the same quarter in 2002. Net income for the first quarter of 2003 included after tax charges of $6 million, or 3 cents a share, for the cumulative effect of an accounting change and $3 million, or 2 cents a share, to reflect the net change in the current value of the Company’s obligation under the asbestos settlement agreement, as discussed in Note 13, “Commitments and Contingent Liabilities,” to the accompanying condensed financial statements. Net income for the first quarter of 2002 included after tax charges of $55 million, or $0.33 a share, for restructuring and other related activities, as discussed in Note 5, “Business Restructuring,” to the accompanying condensed financial statements, and $9 million, or $0.05 a share, for the cumulative effect of an accounting change.

In the first quarter of 2003, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations,” resulting in the cumulative effect of an accounting change of $6 million after tax. This standard requires the Company to recognize asset retirement obligations in the period in which they are incurred, if a reasonable estimate of fair value can be made. In the first quarter of 2002, the Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” resulting in a cumulative effect of an accounting change of $9 million after tax to reflect an impairment in the carrying value of certain trademarks within the coatings segment.

The increase in net income in 2003 is attributable to higher selling prices in our chemicals segment, improved volumes in our coatings and chemicals segments, the benefit of no restructuring costs in 2003 and the favorable effects of foreign currency translation. These increases were partially offset by higher energy costs in our glass and chemical segments, inflationary cost increases and an increase in pension and postretirement medical costs across all of our business segments.

Performance of Business Segments

Coatings sales increased 7% to $1.13 billion compared to $1.05 billion for the first quarter of 2002. The sales increase resulted from the combination of a 5% increase due to the positive effects of foreign currency translation, principally from our European operations, and a 2% increase from improved volumes in our architectural, aerospace, automotive original equipment and industrial businesses. Volume growth from our North American and Asian operations was partially offset by volume declines from our European operations. Operating income was $139 million for the first quarter of 2003 compared to $71 million for the same quarter in 2002. The increase in operating income is attributable primarily to lower restructuring costs of $77 million, higher sales volumes described above, increased manufacturing efficiencies and the favorable effects of foreign currency translation. These were partly offset by inflationary costs increases and higher pension and postretirement medical costs.

Glass sales increased 6% to $516 million compared to $488 million for the first quarter of 2002. The increase reflects the combination of a 4% increase in sales volumes, principally from our automotive original equipment business, and a 2% increase due to the positive effects of foreign currency translation from our European fiber glass business. Operating income was $6 million for the first quarter of 2003 compared to $20 million for the same quarter in 2002. The decrease in operating income is attributable to higher energy costs and higher pension and postretirement medical costs. These were offset, in part, by higher sales volumes, lower overhead and restructuring costs, improved manufacturing efficiencies and the favorable effects of foreign currency translation.

Chemicals sales increased 29% to $433 million compared to $336 million for the first quarter of 2002. The increase reflects a 16% increase in selling prices for our commodity products, a 10% improvement in sales volumes for optical, commodity, silica and fine chemical products and a 3% increase due to the positive effects of foreign currency translation. Operating income was $46 million for the first quarter of 2003 compared to $27 million for the same quarter in 2002. The increase in operating income is attributable to higher selling prices and sales volumes described above. Operating income also increased due to lower restructuring costs and the favorable effects of foreign currency translation. These improvements were offset, in part, by higher energy costs, higher pension and postretirement medical costs, inflationary cost increases, additional selling and advertising costs in our optical business and lower equity earnings.

Other Factors

The Company’s pretax earnings for the first three months of 2003 included net periodic pension expense of $43 million compared to $11 million for the same quarter in 2002. These amounts are included in “Cost of sales,” “Selling, general and administrative” and “Research and development” in the accompanying condensed statement of income. This trend will continue for the remainder of 2003. The increase in pension costs is due primarily to a decrease in the market value of pension plan assets through the end of 2002, a reduction in the expected return on plan assets assumption for 2003 and the amortization of accumulated actuarial losses. In addition, the cost of other postretirement benefits during the first quarter of 2003 is $5 million higher compared to similar amounts for the first quarter of 2002 due to higher medical costs.

The tax rate on earnings, excluding charges for restructuring taken in the first quarter of 2002, was 36% for the first quarter of 2003 and 2002. However, restructuring charges reflected a lower tax benefit, which raised the overall effective rate to 39.3% for the first quarter of 2002.

Amounts presented as “Selling, general and administrative” in the accompanying condensed statement of income are comprised of selling, customer service, distribution and advertising costs, as well as the costs of providing corporate-wide functional support in such areas as finance, law, human resources, and planning. Distribution costs pertain to the movement and storage of finished goods inventory at company-owned and leased warehouses, terminals and other distribution facilities. Certain of these costs may be included in cost of sales by other companies, resulting in a lack of comparability between our gross profit and that of other companies.

New Accounting Standards

Note 2, “Newly Adopted Accounting Standards,” to the accompanying condensed financial statements describes and quantifies the impact of the Company’s adoption of the provisions of the Financial Accounting Standards Board’s (FASB) new standards on the accounting for asset retirement obligations, effective January 1, 2003, and the accounting for goodwill and other intangible assets, effective January 1, 2002. See Note 3, “Other New Accounting Standards,” to the accompanying condensed financial statements for a description of the FASB’s Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” and Interpretation No. 46, “Consolidation of Variable Interest Entities.”

Commitments and Contingent Liabilities, including Environmental Matters

PPG is involved in a number of lawsuits and claims, both actual and potential, including some that it has asserted against others, in which substantial monetary damages are sought. See Note 13, “Commitments and Contingent Liabilities,” to the accompanying condensed financial statements for an expanded description of certain of these lawsuits, including the proposed PPG Settlement Arrangement for asbestos claims announced on May 14, 2002. As discussed in Note 13, although the result of any future litigation of such lawsuits and claims is inherently unpredictable, management believes that, in the aggregate, the outcome of all lawsuits and claims involving PPG, including asbestos-related claims in the event the PPG Settlement Arrangement described in Note 13 does not become effective, will not have a material effect on PPG’s consolidated financial position or liquidity; however, such outcome may be material to the results of operations of any particular period in which the costs, if any, are recognized.

It is PPG’s policy to accrue expenses for environmental contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Reserves for environmental contingencies are exclusive of claims against third parties and are generally not discounted. As of March 31, 2003 and December 31, 2002, PPG had reserves for environmental contingencies totaling $86 million and $87 million, respectively. Pretax charges against income for environmental remediation costs totaled $2 million and $3 million for the three months ended March 31, 2003 and 2002, respectively, and are included in “Other—net” in the accompanying condensed statement of income. Cash outlays related to such environmental remediation aggregated $3 million and $5 million for the three months ended March 31, 2003 and 2002, respectively.

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

Although the unreserved exposure to future loss relates to all sites, a significant portion of such exposure involves three operating plant sites in our chemicals segment. Initial remedial actions are occurring at these sites. Studies to determine the nature of the contamination are reaching completion and the need for additional remedial actions, if any, is presently being evaluated. The loss contingencies related to the remaining portion of such unreserved exposure include significant unresolved issues such as the nature and extent of contamination, if any, at these other sites and the methods that may have to be employed should remediation be required. The most significant of these sites is the Calcasieu River estuary, near our Lake Charles, La. chemicals plant. The U.S. Environmental Protection Agency (USEPA) has been investigating contamination levels in the Calcasieu River estuary. During 2002, the USEPA issued draft Human Health and Ecological Risk Assessments indicating that elevated levels of risk exist in the estuary. A draft Remedial Investigation report was issued May 2, 2003. It is expected that USEPA could issue final risk assessments and a final Remedial Investigation report later in 2003. PPG will hold discussions with the USEPA and other parties to determine what, if any, role PPG would have in addressing estuary issues.

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

Financial Resources

Cash from operating activities for the three months ended March 31, 2003 was $113 million compared with $48 million for the comparable period of 2002. Cash from operations and the Company’s debt capacity have been and are expected to continue to be sufficient to fund capital spending, dividend payments, contributions to pension plans, amounts due under the asbestos settlement and operating requirements.

As a result of negative returns on our pension fund assets over the past 3 years, the funded status of our defined benefit pension plans declined to a shortfall of $689 million on a projected benefit obligation basis at December 31, 2002; nevertheless, our current estimate under existing U.S. pension funding regulations is that with available funding credits there will be no mandatory pension funding requirement until 2006 at the earliest.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. Management’s Discussion and Analysis and other sections of this Form 10-Q contain forward-looking statements that reflect the Company’s current views with respect to future events and financial performance.

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

Many factors could cause actual results to differ materially from the Company’s forward-looking statements. Among these factors are increasing price and product competition by foreign and domestic competitors, fluctuations in the cost and availability of raw materials, the ability to maintain favorable supplier relationships and arrangements, economic and political conditions in international markets, the ability to penetrate existing, developing and emerging foreign and domestic markets, which also depends on economic and political conditions, foreign exchange rates and fluctuations in those rates, and the unpredictability of possible future litigation, including litigation that could result if PPG’s Settlement Arrangement for asbestos claims does not become effective. Further, it is not possible to predict or identify all such factors. Consequently, while the list of factors presented here is considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements.

The consequences of material differences in the results as compared to those anticipated in the forward-looking statements could include, among other things, business disruption, operational problems, financial loss, legal liability to third parties and similar risks, any of which could have a material adverse effect on the Company’s consolidated financial condition, operations or liquidity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in the Company’s exposure to market risk from December 31, 2002.

Item 4. Controls and Procedures

a.	Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Form 10-Q, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

b.	Changes in internal control. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation described above. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the Company’s Form 10-K for the year ended December 31, 2002, it was reported that the Company has been a defendant in lawsuits involving claims alleging personal injury from exposure to asbestos. Most of PPG’s potential exposure relates to allegations by plaintiffs that the Company should be liable for injuries involving asbestos-containing thermal insulation products manufactured and distributed by Pittsburgh Corning Corporation (PC). The Company and Corning Incorporated are each 50% shareholders of PC. On April 16, 2000, PC filed for Chapter 11 Bankruptcy in the Federal Bankruptcy Court in Pittsburgh, Pennsylvania. On May 14, 2002, PPG announced that it had agreed with several other parties, including certain of its insurance carriers, the official committee representing asbestos claimants in the PC bankruptcy (ACC), and the legal representatives of future asbestos claimants appointed in the PC bankruptcy, on the terms of a settlement arrangement relating to asbestos claims against PPG and PC (the “PPG Settlement Arrangement”). The proposed terms of the PPG Settlement Arrangement, and the process and legal requirements for incorporating that settlement into a plan of reorganization in PC’s bankruptcy, are discussed in more detail under Note 13, “Commitments and Contingent Liabilities,” to the accompanying condensed financial statements in this Form 10-Q. As a consequence of the bankruptcy filing and the various motions and orders in that proceeding, the asbestos litigation against PPG (as well as against PC) has been stayed and the filing of additional asbestos suits against them has been enjoined, until thirty days after the effective date of a confirmed plan of reorganization for PC substantially in accordance with the PPG Settlement Arrangement discussed in Note 13. In the event such a plan is not confirmed, or PPG or the ACC concludes that the PPG Settlement Arrangement set forth in Note 13 is not likely to be consummated, then either PPG or the ACC may move for an order terminating the stay. The stay will remain in effect, however, until the Bankruptcy Court resolves the motion if the motion is opposed by the non-moving party. On March 28, 2003, Corning Incorporated announced that it had separately reached its own arrangement with the representatives of asbestos claimants for the settlement of certain asbestos claims that might arise from PC products or operations (the “Corning Settlement Arrangement”). On April 30, 2003, PC filed its plan of reorganization and disclosure statement describing the plan with the Bankruptcy Court, incorporating the terms of the PPG Settlement Arrangement and the Corning Settlement Arrangement. Note 13 to the condensed financial statements in this Form 10-Q describes the process and requirements to be met before the Bankruptcy Court confirms PC’s plan of reorganization. As more fully described in Note 13, PPG’s Settlement Arrangement will not become effective until 30 days after a PC plan of reorganization incorporating PPG’s Settlement Arrangement is finally approved by an appropriate court order no longer subject to appeal.

In March 2003, the United States Environmental Protection Agency, Region 6 (USEPA) informed PPG that the USEPA will seek penalties from PPG relating to a comprehensive inspection of PPG’s Lake Charles, Louisiana facility conducted in May and June of 1999. PPG is engaged in negotiations with the USEPA. Currently, the total proposed penalties relating to the inspection are $1,407,000. The USEPA has not yet filed a legal complaint. PPG will continue negotiating with the USEPA regarding the allegations and proposed penalties.

Item 2. Change in Securities and Use of Proceeds

Directors who are not also Officers of the Company receive Common Stock Equivalents pursuant to the Deferred Compensation Plan for Directors. Retired Directors receive dividend equivalents in the form of Common Stock Equivalents pursuant to the Directors’ Common Stock

Plan. Common Stock Equivalents are hypothetical shares of Common Stock having a value on any given date equal to the value of a share of Common Stock. Common Stock Equivalents earn dividend equivalents that are converted into additional Common Stock Equivalents but carry no voting rights or other rights afforded to a holder of Common Stock. The Common Stock Equivalents credited to Directors under both plans are exempt from registration under Section 4(2) of the Securities Act of 1933 as private offerings made only to Directors of the Company in accordance with the provisions of the plans.

Under the Company’s Deferred Compensation Plan for Directors, each Director must defer receipt of such compensation as the Board mandates. Currently, the Board mandates deferral of one-third of each payment of the basic annual retainer of each Director. Each Director may also elect to defer the receipt of (i) an additional one-third of each payment of the basic annual retainer, (ii) all of the basic annual retainer, or (iii) all compensation. All deferred payments are held in the form of Common Stock Equivalents. Payments out of the deferred accounts are made in the form of Common Stock of the Company (and cash as to any fractional Common Stock Equivalent). In the first quarter of 2003, the Directors, as a group, were credited with 1,379 Common Stock Equivalents under this plan. The values of the Common Stock Equivalents, when credited, ranged from $43.47 to $48.83.

The Directors’ Common Stock Plan is only applicable to two retired Directors. For those Directors, the Common Stock Equivalents held in their account will be converted to and paid in Common Stock of the Company (and cash as to any fractional Common Stock Equivalent). In the first quarter of 2003, those two retired Directors received dividend equivalents in the form of 49 Common Stock Equivalents under this plan. The value of each Common Stock Equivalents, when credited, was $43.47.

Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Shareholders held on April 17, 2003 (the Annual Meeting), the shareholders voted on the following matters:

1.	On the matter of the election of four directors to serve for the terms indicated in the proxy statement relating to the Annual Meeting, the vote was as follows:

Nominees	Votes For	Votes Withheld
Charles E. Bunch	135,720,981	2,856,161
Robert Ripp	135,752,232	2,824,910
Thomas J. User	135,561,523	3,015,619
David R. Whitwam	135,807,242	2,769,900

There were no broker non-votes with respect to this matter. Each of the nominees was elected to serve as a director for the terms indicated in the proxy statement relating to the Annual Meeting.

2.	On the matter of the shareholder proposal requesting that PPG’s Board of Directors establish a policy of expensing in the Company’s annual income statement the costs of all future stock options issued by the Company, the vote was as follows:

Votes For	Votes Against	Votes Abstain
58,123,773	52,857,465	7,248,840

There were 20,347,064 broker non-votes with respect to this matter.

Item 5. Other Information

The Company’s chief executive officer and chief financial officer have provided the certification with respect to this Form 10-Q that is required by Section 906 of the Sarbanes-Oxley Act of 2002. These certifications have been filed as Exhibits 99.1 and 99.2.

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits. The following exhibits are filed as a part of, or incorporated herein by reference into, this Form 10-Q.

3	The Restated Articles of Incorporation, as amended, were filed as Exhibit 3 to the Registrant’s Form 10-Q for the quarter ended March 31, 1995.

3.1	Statement with Respect to Shares, amending the Restated Articles of Incorporation effective April 21, 1998 was filed as Exhibit 3.1 to the Registrant’s Form 10-K for the year ended December 31, 1998.

3.2	The Bylaws, as amended, were filed as Exhibit 3.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2002.

4	The Shareholders’ Rights Plan was filed as Exhibit 4 on the Registrant’s Form 8-K, dated February 19, 1998.

4.1	Indenture, dated as of August 1, 1982, was filed as Exhibit 4.1 to PPG’s Registration Statement on Form S-3 (No. 333-44397) dated January 16, 1998 (the “1998 Form S-3”).

4.2	First Supplemental Indenture, dated as of April 1, 1986, was filed as Exhibit 4.2 to the 1998 Form S-3.

4.3	Second Supplemental Indenture, dated as of October 1, 1989, was filed as Exhibit 4.3 to the 1998 Form S-3.

4.4	Third Supplemental Indenture, dated as of November 1, 1995, was filed as Exhibit 4.4 to the 1998 Form S-3.

*10

The Supplemental Executive Retirement Plan II, as amended, and the Change in Control Employment Agreement were filed as Exhibits 10.2 and 10.5, respectively, to the Registrant’s Form 10-Q for the quarter ended September 30, 1995. PPG Industries, Inc. Deferred Compensation Plan for Directors was filed as Exhibit 10.3 to the Registrant’s Form 10-K for the year ended December 31, 1997. PPG Industries, Inc. Incentive Compensation and Deferred Income Plan for Key Employees, as amended, was filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2000. PPG Industries, Inc. Executive Officers Annual Incentive Compensation Plan, dated as of April 19, 2001, was filed as Exhibit 10.3 to the Registrant’s Form 10-K for the year ended December 31, 2000. PPG Industries, Inc. Nonqualified Retirement Plan dated as of January 1, 1989, as amended February 21, 2002, was filed as Exhibit 10.1 to the Registrant’s Form 10-K for the year ended December 31, 2001. PPG Industries, Inc. Deferred Compensation Plan, as amended effective February 21, 2002, was filed as Exhibit 10.2 to the Registrant’s Form 10-K for the year ended December 31, 2001. PPG Industries, Inc. Stock Plan, dated as of April 17, 1997, as amended April 18, 2002, was filed as Exhibit 10.3 to the Registrant’s Form 10-K for the year ended December 31, 2001. PPG Industries, Inc. Total Shareholder Return Plan for Key Employees, as amended effective April 18, 2002, was filed as Exhibit 10.4 to the Registrant’s Form 10-K for the year ended December 31, 2001. PPG Industries, Inc. Executive Officers’ Total Shareholder Return Plan, as amended effective April 18, 2002, was filed as Exhibit 10.5 to the Registrant’s Form 10-K for the year ended December 31, 2001. PPG Industries, Inc. Management Award and Deferred Income Plan was filed as Exhibit 10.1 to the Registrant’s Form 10-K for the year ended December 31, 2002.

*10.1	PPG Industries, Inc. Directors’ Common Stock Plan, as amended February 20, 2002, was filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2003.

*10.2	PPG Industries, Inc. Challenge 2000 Stock Plan was filed as Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2003.

12	Computation of Ratio of Earnings to Fixed Charges for the Three Months Ended March 31, 2003 and for the Five Years Ended December 31, 2002.

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Items referred to in Exhibit 10, 10.1 and 10.2 and incorporated by reference are either management contracts, compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 601 of Regulation S-K.

b.	Reports on Form 8-K

1.	The Company filed a Form 8-K relating to a press release dated February 24, 2003. The release announced that the Directors of the Company have elected Robert Ripp a member of the Company’s Board, effective March 1, 2003.

2.	The Company filed a Form 8-K relating to a press release dated April 17, 2003. The release announced the Company’s first quarter 2003 financial results.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PPG INDUSTRIES, INC.
(Registrant)

Date: May 5, 2003	By	/s/ W. H. HERNANDEZ
W. H. Hernandez Senior Vice President, Finance (Principal Financial and Accounting Officer and Duly Authorized Officer)

PRINCIPAL EXECUTIVE OFFICER CERTIFICATION

I, Raymond W. LeBoeuf, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of PPG Industries, Inc. (“PPG”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of PPG as of, and for, the periods presented in this quarterly report;

4.	PPG’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for PPG and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to PPG, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of PPG’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in PPG’s internal controls; and

6.	PPG’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 5, 2003	/s/ RAYMOND W. LEBOEUF
Raymond W. LeBoeuf
Chairman of the Board and
Chief Executive Officer

PRINCIPAL FINANCIAL OFFICER CERTIFICATION

I, William H. Hernandez, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of PPG Industries, Inc. (“PPG”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of PPG as of, and for, the periods presented in this quarterly report;

4.	PPG’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for PPG and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to PPG, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of PPG’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in PPG’s internal controls; and

6.	PPG’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 5, 2003	/s/ WILLIAM H. HERNANDEZ
William H. Hernandez
Senior Vice President, Finance

PPG INDUSTRIES, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	PPG Industries, Inc. Directors’ Common Stock Plan, as amended February 20, 2002.

10.2	PPG Industries, Inc. Challenge 2000 Stock Plan

12	Computation of Ratio of Earnings to Fixed Charges for the Three Months Ended March 31, 2003 and for the Five Years Ended December 31, 2002.

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.