Form 10-Q
period 2003-06-30
PPG INDUSTRIES INC
filed 2003-07-28
CIK 79879

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2003

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

As of June 30, 2003, 169,731,960 shares of the Registrant’s common stock, par value $1.66-2/3 per share, were outstanding.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒    No  ☐

PPG INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Statement of Income (Loss) (Unaudited)

(Millions, except per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Net sales	$2,304	$2,134	$4,375	$4,009
Cost of sales	1,445	1,325	2,787	2,514

Gross profit	859	809	1,588	1,495

Other expenses (earnings):
Selling, general and administrative	389	359	766	701
Depreciation	92	92	182	183
Research and development	72	68	144	134
Interest	28	33	56	66
Amortization	8	9	15	17
Asbestos settlement—net (Note 13)	11	772	16	772
Business restructuring (Note 5)	3	(4)	4	77
Other—net	(7)	(2)	(9)	(21)

Total other expenses—net	596	1,327	1,174	1,929

Income (loss) before income taxes, minority interest and cumulative effect of accounting change	263	(518)	414	(434)
Income tax expense (benefit)	93	(186)	148	(153)
Minority interest	18	13	30	21

Income (loss) before cumulative effect of accounting change	152	(345)	236	(302)
Cumulative effect of accounting change, net of tax (Note 2)	—	—	(6)	(9)

Net income (loss)	$152	$(345)	$230	$(311)

Earnings (loss) per common share (Note 4):
Income (loss) before cumulative effect of accounting change	$0.90	$(2.04)	$1.39	$(1.79)
Cumulative effect of accounting change, net of tax	—	—	(0.03)	(0.05)

Earnings (loss) per common share	$0.90	$(2.04)	$1.36	$(1.84)

Earnings (loss) per common share—assuming dilution (Note 4):
Income (loss) before cumulative effect of accounting change	$0.89	$(2.03)	$1.38	$(1.78)
Cumulative effect of accounting change, net of tax	—	—	(0.03)	(0.05)

Earnings (loss) per common share—assuming dilution	$0.89	$(2.03)	$1.35	$(1.83)

Dividends per common share	$0.43	$0.42	$0.86	$0.84

The accompanying notes to the condensed financial statements are an integral part of this consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Balance Sheet (Unaudited)

	June 30 2003	Dec. 31 2002
	(Millions)
Assets
Current assets:
Cash and cash equivalents	$153	$117
Receivables-net	1,773	1,486
Inventories (Note 6)	1,004	942
Other	393	400

Total current assets	3,323	2,945
Property (less accumulated depreciation of $4,872 million and $4,638 million)	2,610	2,632
Investments	276	262
Goodwill (Note 7)	1,104	1,047
Identifiable intangible assets (Note 7)	506	514
Other assets	507	463

Total	$8,326	$7,863

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt and current portion of long-term debt	$234	$352
Asbestos settlement (Note 13)	289	190
Accounts payable and accrued liabilities	1,527	1,378

Total current liabilities	2,050	1,920
Long-term debt	1,684	1,699
Asbestos settlement (Note 13)	484	566
Deferred income taxes	71	64
Accumulated provisions	921	817
Other postretirement benefits	531	516

Total liabilities	5,741	5,582

Commitments and contingent liabilities (Note 13)
Minority interest	155	131

Shareholders’ equity:
Common stock	484	484
Additional paid-in capital	131	126
Retained earnings	6,282	6,197
Treasury stock	(3,463)	(3,471)
Unearned compensation	(71)	(85)
Accumulated other comprehensive loss (Note 9)	(933)	(1,101)

Total shareholders’ equity	2,430	2,150

Total	$8,326	$7,863

The accompanying notes to the condensed financial statements are an integral part of this consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Statement of Cash Flows (Unaudited)

	Six Months Ended June 30
	2003	2002
	(Millions)
Cash from operating activities	$412	$361

Investing activities:
Capital spending
Additions to property and investments	(105)	(91)
Business acquisitions, net of cash balances acquired	—	(9)
Other	13	6

Cash used for investing activities	(92)	(94)

Financing activities:
Net change in borrowings with maturities of three months or less	(113)	(30)
Proceeds from other short-term debt	10	52
Repayment of other short-term debt	(22)	(38)
Proceeds from long-term debt	2	1
Repayment of long-term debt	(38)	(118)
Repayment of loans by employee stock ownership plan	15	14
Issuance of treasury stock, net	4	20
Dividends paid	(146)	(142)

Cash used for financing activities	(288)	(241)

Effect of currency exchange rate changes on cash and cash equivalents	4	2

Net increase in cash and cash equivalents	36	28
Cash and cash equivalents, beginning of period	117	108

Cash and cash equivalents, end of period	$153	$136

The accompanying notes to the condensed financial statements are an integral part of this consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Financial Statements (Unaudited)

1. Financial Statements

The condensed financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial position of PPG Industries, Inc. and subsidiaries (the Company or PPG) at June 30, 2003, and the results of their operations for the three and six month periods ended June 30, 2003 and 2002 and their cash flows for the six month periods then ended. These condensed financial statements should be read in conjunction with the financial statements and notes included in PPG’s Annual Report on Form 10-K for the year ended December 31, 2002.

The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts have been reclassified to be consistent with the current period presentation.

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

Adoption of this new standard on January 1, 2003 resulted in an increase in noncurrent assets, current liabilities and noncurrent liabilities of $4 million, $1 million and $9 million, respectively, and a cumulative effect adjustment reducing net income by $6 million, or $0.03 a share – assuming dilution. The provisions of this standard did not have a material impact on the results of operations for the six months ended June 30, 2003 and will not have a material effect on the Company’s future results of operations or financial condition.

Effective January 1, 2002, PPG adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” This standard changes the accounting for goodwill and certain other intangible assets from an amortization method to an impairment only approach. Adoption of this new standard on January 1, 2002 resulted in a cumulative effect of an accounting change reducing net income by $9 million aftertax, or $0.05 a share – assuming dilution, to reflect an impairment in the carrying value of certain trademarks within the coatings segment.

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” Interpretation No. 46 requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks and rewards of ownership among their owners and other parties involved. The provisions of Interpretation No. 46 were applicable immediately to all variable interest entities created after January 31, 2003 and variable interest entities in which an enterprise obtains an interest after that date, and for variable interest entities created before this date, the provisions are effective July 1, 2003. We continue to evaluate the provisions of this interpretation; however, we do not believe they will have a material effect on PPG’s future results of operations or financial condition.

4. Earnings (Loss) Per Common Share

The following table presents the earnings (loss) per common share calculations for the three and six months ended June 30, 2003 and 2002.

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
(Millions, except per share amounts)
Earnings (loss) per common share
Net income (loss)	$152	$(345)	$230	$(311)
Weighted average common shares outstanding	169.7	168.9	169.6	168.8

Earnings (loss) per common share	$0.90	$(2.04)	$1.36	$(1.84)

Earnings (loss) per common share—assuming dilution
Net income (loss)	$152	$(345)	$230	$(311)
Weighted average common shares outstanding	169.7	168.9	169.6	168.8
Effect of dilutive securities:
Stock options	0.1	0.6	0.1	0.3
Other stock compensation plans	0.8	0.6	0.7	0.6

Potentially dilutive common shares	0.9	1.2	0.8	0.9

Adjusted weighted average common shares outstanding	170.6	170.1	170.4	169.7

Earnings (loss) per common share—assuming dilution	$0.89	$(2.03)	$1.35	$(1.83)

5. Business Restructuring

In conjunction with our continued cost reduction focus, the Company recorded a charge of $6 million for restructuring actions initiated in 2003, related to our coatings and glass segments. This charge is for severance benefits for 93 employees. As of June 30, 2003, $2 million of this reserve has been paid. The remaining reserve of $4 million is to be spent during the next year.

In the first quarter of 2002, the Company recorded a charge of $81 million for restructuring and other related activities comprised of $66 million for severance and other costs and $15 million for asset dispositions. During the second quarter of 2003, $2 million of the initial $81 million charge, primarily related to the coatings segment, was reversed to income. The workforce reductions covered by this charge are substantially complete; however, as to a group of approximately 75 employees in Europe, their terminations have been concluded under a different social plan than was assumed when the reserve was recorded. Under the terms of this plan, severance payments of approximately $9 million will be paid to these individuals over a period of approximately 5 years from June 30, 2003. It is expected that the remaining reserve will be paid by December 2003.

	Severance and Other Costs	Asset Dispositions	Total Charge	Employees Covered
	(Millions, except no. of employees)
Coatings	$62	$15	$77	1,004
Glass	1	—	1	22
Chemicals	1	—	1	20
Corporate	2	—	2	20

Total	$66	$15	$81	1,066
Activity	(49)	(15)	(64)	(949)

Balance, end of period	$17	$—	$17	117

6. Inventories

Inventories at June 30, 2003 and December 31, 2002 are detailed below.

	June 30 2003	Dec. 31 2002
	(Millions)
Finished products	$591	$548
Work in process	124	113
Raw materials	164	157
Supplies	125	124

Total	$1,004	$942

Most domestic and certain foreign inventories are valued using the last-in, first-out method. If the first-in, first-out method had been used, inventories would have been $164 million and $158 million higher at June 30, 2003 and December 31, 2002, respectively.

7. Goodwill and Other Identifiable Intangible Assets

The change in the carrying amount of goodwill attributable to each business segment for the six months ended June 30, 2003 was as follows:

	Coatings	Glass	Chemicals	Total
	(Millions)
Balance, December 31, 2002	$939	$84	$24	$1,047
Currency translation	50	5	2	57

Balance, June 30, 2003	$989	$89	$26	$1,104

The carrying amount of acquired trademarks with indefinite lives as of June 30, 2003 and December 31, 2002 totaled $144 million.

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and are detailed below.

	June 30, 2003			December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(Millions)
Acquired technology	$351	$(94)	$257	$348	$(82)	$266
Other	176	(71)	105	167	(63)	104

Balance	$527	$(165)	$362	$515	$(145)	$370

Aggregate amortization expense for the three and six months ended June 30, 2003 related to these identifiable intangible assets, was $8 million and $15 million, respectively, and $9 million and $17 million, respectively, for the three and six months ended June 30, 2002. At June 30, 2003, estimated future amortization expense of identifiable intangible assets is as follows: $16 million for the remaining two quarters of 2003 and $30 million, $29 million, $28 million, $27 million and $26 million in 2004, 2005, 2006, 2007 and 2008, respectively.

8. Business Segment Information

Business segment net sales and operating income (loss) for the three and six months ended June 30, 2003 and 2002 were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
	(Millions)
Net sales:
Coatings	$1,249	$1,187	$2,374	$2,240
Glass	575	577	1,091	1,065
Chemicals	484	394	917	730
Intersegment net sales (a)	(4)	(24)	(7)	(26)

Total	$2,304	$2,134	$4,375	$4,009

Operating income:
Coatings	$202	$211	$341	$282
Glass	28	49	34	69
Chemicals	70	22	116	49

Total	300	282	491	400
Interest expense—net	(26)	(31)	(51)	(62)
Asbestos settlement—net	(11)	(772)	(16)	(772)
Other unallocated corporate income (expense)—net	—	3	(10)	—

Income (loss) before income taxes, minority interest and cumulative effect of accounting change (b)	$263	$(518)	$414	$(434)

(a)	Includes intersegment net sales of $23 million for the three months and six months ended June 30, 2002 made by the glass segment.

(b)	Includes for the three and six months ended June 30, 2003, a charge of $5 million and $6 million, respectively, for restructuring actions initiated in 2003, related to the coatings and glass segments. The three and six months ended June 30, 2003 also include a reversal of $2 million of the restructuring reserve originally recorded in 2002 related primarily to the coatings segment.

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

9. Comprehensive Income (Loss)

Total comprehensive income (loss) for the three and six months ended June 30, 2003 and 2002 was as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
	(Millions)
Net income (loss)	$152	$(345)	$230	$(311)
Other comprehensive income, net of tax:
Currency translation adjustment	112	89	171	47
Unrealized losses on marketable securities	—	(9)	—	(11)
Net change—derivatives (Note 10)	(6)	—	(3)	19

	106	80	168	55

Total comprehensive income (loss)	$258	$(265)	$398	$(256)

10.	Derivative Financial Instruments

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

During the first six months of 2003, other comprehensive income included a net loss due to derivatives of $3 million, net of tax. This loss was comprised of realized gains of $19 million and unrealized gains of $16 million. The realized gains related to the settlement during the period of natural gas and forward currency contracts. The unrealized gains during the period related primarily to the changes in fair value of the natural gas contracts outstanding as of June 30, 2003.

During the first six months of 2002, other comprehensive income included a net gain due to derivatives of $19 million, net of tax. This gain was comprised of realized losses of $8 million and unrealized gains of $11 million. The realized losses related to the settlement during the period of natural gas and forward currency contracts. The unrealized gains during the period related primarily to the changes in fair value of the natural gas contracts outstanding as of June 30, 2002.

In November 2002, PPG entered into a one-year equity forward arrangement with a bank in order to partially mitigate the impact of changes in the fair value of PPG stock that is to be contributed to the asbestos settlement trust as discussed in Note 13, “Commitments and Contingent Liabilities.” In accordance with the terms of this instrument, the bank purchased 504,900 shares of PPG stock on the open market at a cost of $24 million through December 31, 2002 and during the first quarter of 2003 the bank purchased an additional 400,000 shares at a cost of $19 million. For the three and six months ended June 30, 2003, PPG recorded income of $5 million and $1 million, respectively, for the change in fair value of this instrument, which is reflected in “Asbestos settlement – net” in the condensed statement of income. The fair value of this instrument as of June 30, 2003 was a current asset of $2 million.

11. Cash Flow Information

Cash payments for interest were $58 million and $68 million for the six months ended June 30, 2003 and 2002, respectively. Net cash payments for income taxes for the six months ended June 30, 2003 and 2002 were $88 million and $78 million, respectively.

12. Stock-Based Compensation

A portion of the amounts paid under the Company’s total shareholder return plans and its incentive compensation and management award plans may be paid in PPG common stock. Total compensation cost recognized as expense related to these plans was $14 million and $28 million for the three and six months ended June 30, 2003, respectively, and $16 million and $27 million for the three and six months ended June 30, 2002, respectively.

PPG has two stock option plans, the PPG Stock Option Plan and the Challenge 2000 Stock Option Plan. In accordance with Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” no compensation cost for PPG’s stock option plans has been recognized in the accompanying condensed financial statements. Had compensation cost for PPG’s stock option plans been determined based upon the estimated fair value at the grant date consistent with the methodology prescribed in SFAS No. 123, “Accounting for Stock-Based Compensation,” net income (loss), earnings (loss) per common share and earnings (loss) per common share – assuming dilution would have been as follows:

	Three Months Ended June 30		Six Months Ended June 30
(Millions, except per share amounts)	2003	2002	2003	2002
Net income (loss)
Reported net income (loss)	$152	$(345)	$230	$(311)
Impact of SFAS No. 123	(5)	(6)	(11)	(12)

Pro forma net income (loss)	$147	$(351)	$219	$(323)

Earnings (loss) per common share
Reporting earnings (loss)	$0.90	$(2.04)	$1.36	$(1.84)
Impact of SFAS No. 123	(0.03)	(0.03)	(0.07)	(0.07)

Pro forma earnings (loss)	$0.87	$(2.07)	$1.29	$(1.91)

Earnings (loss) per common share—assuming dilution
Reporting earnings (loss)	$0.89	$(2.03)	$1.35	$(1.83)
Impact of SFAS No. 123	(0.03)	(0.03)	(0.07)	(0.07)

Pro forma earnings (loss)	$0.86	$(2.06)	$1.28	$(1.90)

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

The Company has been named in a number of antitrust lawsuits, including suits alleging that PPG acted with competitors to fix prices and allocate markets in the automotive refinish industry and a class action relating to certain glass products. The automotive refinish claims have been consolidated, but the proceedings are still at an early stage. All of the initial defendants in the glass class action antitrust case other than PPG, have settled. On May 29, 2003, the federal district court granted PPG’s motion for summary judgment dismissing the claims against PPG in the glass class action antitrust case. The plaintiffs in that case have appealed that order to the federal circuit court of appeals. PPG believes it has meritorious defenses to these antitrust claims.

The Company has been a defendant since April 1994 in a suit filed by Marvin Windows and Doors (Marvin) alleging numerous claims, including breach of warranty. All of the plaintiff’s claims, other than breach of warranty, were dismissed. However, on February 14, 2002, a federal jury awarded Marvin $136 million on the remaining claim. Subsequently, the court added $20 million for interest bringing the total judgment to $156 million. PPG has appealed that judgment and believes it has meritorious defenses to the plaintiff’s claims and has reasonable prospects of prevailing on appeal.

For over thirty years, PPG has been a defendant in lawsuits involving claims alleging personal injury from exposure to asbestos. At June 30, 2003, PPG was one of many defendants in numerous asbestos-related lawsuits involving approximately 116,000 claims. Most of PPG’s potential exposure relates to allegations by plaintiffs that PPG should be liable for injuries involving asbestos-containing thermal insulation products manufactured and distributed by Pittsburgh Corning Corporation (PC). PPG and Corning Incorporated are each 50% shareholders of PC. PPG has denied responsibility for, and has defended, all claims for any injuries caused by PC products.

On April 16, 2000, PC filed for Chapter 11 Bankruptcy in the Federal Bankruptcy Court in Pittsburgh, Pennsylvania. Accordingly, in the first quarter of 2000, PPG recorded an aftertax charge of $35 million for the write-off of all of its investment in PC. As a consequence of the bankruptcy filing and various motions and orders in that proceeding, the asbestos litigation against PPG (as well as against PC) has been stayed and the filing of additional asbestos suits against them has been enjoined, until thirty days after the effective date of a confirmed plan of reorganization for PC substantially in accordance with the settlement arrangement among PPG and several other parties discussed below. The stay may be terminated if the Bankruptcy Court determines that such a plan will not be confirmed, or the settlement arrangement set forth below is not likely to be consummated.

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

In the second quarter of 2002, PPG recorded a pretax charge of $772 million, or $495 million aftertax, reflecting the estimated cost of the PPG Settlement Arrangement. That amount included the net present value, using a discount rate of 5.5%, of the aggregate cash payments of approximately $998 million to be made by PPG to the Trust. That amount also included the carrying value of PPG’s stock in Pittsburgh Corning Europe, the fair value as of June 30, 2002 of 1,388,889 shares of PPG common stock and $30 million in legal fees of the Trust to be paid by PPG, which together with the first payment scheduled to be made to the Trust on June 30, 2003, were reflected in the current liability for PPG’s asbestos settlement in the accompanying balance sheet. The net present value of the remaining payments of $566 million was recorded in the noncurrent liability for asbestos settlement. During the third and fourth quarters of 2002, income was recognized and the current liability for PPG’s asbestos settlement was reduced by $16 million, reflecting the decline in the fair value from June 30, 2002 to December 31, 2002 of the shares of PPG common stock which are to be transferred to the asbestos settlement trust. In addition, a change in the fair value of the related equity forward instrument (see Note 10, “Derivative Financial Instruments”) reduced PPG’s asbestos settlement charge by $1 million.

For the three and six months ended June 30, 2003, PPG recorded a pretax charge of $11 million and $16 million, respectively, related to the change in the current value of its asbestos settlement obligation. This includes an increase in the net present value of the payments to be made to the Trust, which increased the noncurrent asbestos settlement liability by $8 million and $16 million, for the three and six months ended June 30, 2003, respectively. A similar increase will occur each quarter in 2003 and 2004. It also includes the change in fair value of the PPG stock which increased the PPG’s current asbestos settlement liability by $8 million and $1 million for the three and six months ended June 30, 2003, respectively, and the change in fair value of the related equity forward instrument which was income of $5 million and $1 million for the three and the six months ended June 30, 2003, respectively (see Note 10, “Derivative Financial Instruments”). Additionally, the payment due June 30, 2004 of $98 million has been reclassified to the current portion of the asbestos settlement liability in the second quarter of 2003.

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

It is PPG’s policy to accrue expenses for environmental contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Reserves for environmental contingencies are exclusive of claims against third parties and are generally not discounted. As of June 30, 2003 and December 31, 2002, PPG had reserves for environmental contingencies totaling $81 million and $87 million, respectively. Pretax charges against income for environmental remediation costs for the three and six months ended June 30, 2003 totaled $0 million and $2 million, respectively, and $5 million and $8 million, respectively, for the three and six months ended June 30, 2002, and are included in “Other – net” in the accompanying condensed statement of income. Cash outlays related to such environmental remediation for the six months ended June 30, 2003 and 2002 aggregated $8 million and $11 million, respectively.

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

Although the unreserved exposure to future loss relates to all sites, a significant portion of such exposure involves three operating plant sites in our chemicals segment. Initial remedial actions are occurring at these sites. Studies to determine the nature of the contamination are reaching completion and the need for additional remedial actions, if any, is presently being evaluated. The loss contingencies related to the remaining portion of such unreserved exposure include significant unresolved issues such as the nature and extent of contamination, if any, at these other sites and the methods that may have to be employed should remediation be required. The most significant of these sites is the Calcasieu River estuary, near our Lake Charles, La. chemicals plant. The U.S. Environmental Protection Agency (USEPA) has been investigating contamination levels in the Calcasieu River estuary. During 2002, the USEPA issued draft Human Health and Ecological Risk Assessments indicating that elevated levels of risk exist in the estuary. A draft Remedial Investigation report was issued May 2, 2003. It is expected that USEPA could issue final risk assessments and a final Remedial Investigation report later in 2003. PPG will hold discussions with the Louisiana Department of Environmental Quality and other parties concerning what role PPG would have in funding a Feasibility Study.

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

In June 2003, our partner in a fiber glass joint venture in South America filed for bankruptcy. Upon resolution of the bankruptcy proceedings, the partner’s ownership interest may transfer to one of its senior secured creditors or be sold. While PPG expects operations at the joint venture to continue, the Company is currently evaluating its options with respect to this venture, which include its sale or liquidation of the venture. Should liquidation occur, PPG’s exposure to loss would be limited to $12 million, which includes a combination of the Company’s investment, outstanding receivables and a loan guarantee related to this venture.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Performance in Second Quarter of 2003 Compared to Second Quarter of 2002

Performance Overview

Sales increased 8% for the second quarter of 2003 to $2.30 billion, compared to $2.13 billion for the second quarter of 2002. The increase in sales was due to a 1% increase in volumes in our glass and chemicals segments, a 2% improvement in selling prices in our chemicals segment and a 5% increase due to the positive effects of foreign currency translation, primarily from our European operations.

The gross profit percentage decreased to 37.3% for the second quarter of 2003 compared to 37.9% for the second quarter of 2002. Increased energy costs in our glass and chemicals segments, inflationary cost increases, higher pension and postretirement medical costs across all of our business segments along with an unfavorable sales mix in our glass segment were offset by higher selling prices in our chemicals segment and the benefits realized from improved manufacturing efficiencies in our coatings and glass segments.

Net income and earnings per share – assuming dilution for the second quarter of 2003 were $152 million and $0.89, respectively, compared to a net loss of $345 million, or a loss per share – assuming dilution of $2.03 for the same quarter in 2002. Net income for the second quarter of 2003 included aftertax charges of $7 million, or 4 cents a share, to reflect the net change in the current value of the Company’s obligation under the asbestos settlement agreement, as discussed in Note 13, “Commitments and Contingent Liabilities,” to the accompanying condensed financial statements, and $2 million, or 1 cent a share, for restructuring costs, as discussed in Note 5, “Business Restructuring,” to the accompanying condensed financial statements. The net loss for the second quarter of 2002 included an aftertax charge of $495 million, or $2.92 a share, for the asbestos settlement, as discussed in Note 13, and income of $3 million, or 2 cents a share, related to a reversal of a portion of the coatings restructuring reserve recorded in 2001.

The increase in net income for the second quarter of 2003 compared to the same quarter in 2002 is primarily attributable to the lack of an initial asbestos settlement charge. Additionally, higher selling prices in our chemicals segment, improved manufacturing efficiencies and lower overhead costs in our coatings and glass segments and the favorable effects of foreign currency translation, primarily from our European operations, contributed to the increase in net income for the second quarter of 2003 compared to the same quarter in 2002. Higher energy costs in our glass and chemicals segments, higher restructuring costs primarily in our coatings and glass segments, inflationary cost increases and an increase in pension and postretirement medical costs across all of our business segments reduced these increases.

Performance of Business Segments

Coatings sales increased 5% to $1.25 billion compared to $1.19 billion for the second quarter of 2002. The sales increase resulted from a 6% increase due to the positive effects of foreign currency translation, principally from our European operations, offset by a combined 1% decrease in lower selling prices and sales volumes. Operating income was $202 million for the second quarter of 2003 compared to $211 million for the same quarter in 2002. The decrease in operating income is attributable to lower selling prices and sales volumes described above, higher restructuring costs, inflationary cost increases and higher pension and postretirement medical costs. These decreases were offset by improved manufacturing efficiencies, lower overhead and environmental remediation costs and the favorable effects of foreign currency translation.

Glass sales increased 4% to $574 million compared to $554 million for the second quarter of 2002. The increase reflects the combination of a 4% increase in sales volumes, principally from our automotive original equipment and automotive replacement glass businesses, and a 2% increase due to the positive effects of foreign currency translation, primarily from our European fiber glass operations. These sales increases were offset by a 2% decline in selling prices from our automotive replacement glass and fiber glass businesses. Operating income was $28 million for the second quarter of 2003 compared to $49 million for the same quarter in 2002. The decrease in operating income is attributable to lower selling prices, a shift in sales mix to lower margin products, higher energy costs and higher pension and postretirement medical costs. Factors that caused 2003 earnings to increase were improved manufacturing efficiencies, lower overhead costs and the favorable effects of foreign currency translation.

Chemicals sales increased 22% to $481 million compared to $393 million for the second quarter of 2002. The increase reflects a 17% increase in selling prices for our commodity products, a 1% increase in sales due to higher volumes for our optical and fine chemical products and a 4% increase due to the positive effects of foreign currency translation. Operating income was $70 million for the second quarter of 2003 compared to $22 million for the same quarter in 2002. The increase in operating income is attributable to the combination of higher selling prices and sales volumes described above and the negative impact of higher energy costs, higher pension and postretirement medical costs and inflationary cost increases.

Performance in the First Six Months of 2003 Compared to the First Six Months of 2002

Performance Overview

Sales increased 9% for the first six months of 2003 to $4.38 billion compared to $4.01 billion for the first six months of 2002. The increase in sales is attributable to a 2% increase in volumes across all of our business segments, 3% due to improvements in selling prices in our chemicals segment, net of lower selling prices in our glass segment, and a 4% increase due to the positive effects of foreign currency translation, primarily from our European operations.

The gross profit decreased to 36.3% for the first six months of 2003 compared to 37.3% for the first six months of 2002. The gross profit percentage was reduced by higher energy costs in our glass and chemicals segments, other inflationary cost increases, higher pension and postretirement medical costs across all of our businesses and an unfavorable sales mix in our glass segment. Factors increasing the gross margin percentage were higher selling prices in our chemicals segment and the benefits realized from improved manufacturing efficiencies in our coatings and glass segments.

Net income and earnings per share – assuming dilution, for the first six months of 2003 were $230 million and $1.35, respectively, compared to a net loss of $311 million or a loss per share – assuming dilution of $1.83 for the first six months of 2002. Net income for the first six months of 2003 included aftertax charges of $10 million, or 6 cents a share, to reflect the net change in the current value of the Company’s obligation under the asbestos settlement agreement, as discussed in Note 13, $6 million, or 3 cents a share, for the cumulative effect of an accounting change and $2 million, or 1 cent a share, for restructuring, as discussed in Note 5. The net loss for the first six months of 2002 included aftertax charges of $495 million, or $2.92 a share, for the asbestos settlement, as discussed in Note 13, $52 million, or $0.31 a share, for restructuring and other related activities, as discussed in Note 5, and $9 million, or 5 cents a share, for the cumulative effect of an accounting change.

The increase in net income for the first six months of 2003 compared to the first six months of 2002 is primarily attributable to the lack of an initial asbestos charge. Additionally, higher selling prices and sales volumes in our chemicals segment, lower restructuring costs in 2003, lower overhead costs and improved manufacturing efficiencies in our coatings and glass segments, lower interest expense due to lower debt levels in 2003 and the favorable effects of foreign currency translation, primarily from our European operations, contributed to the increase in net income for the first six months of 2003 compared to the first six months of 2002. Factors that lowered year over year net earnings were higher energy costs in our glass and chemicals segments, inflationary cost increases and an increase in pension and postretirement medical costs across all of our business segments.

Performance of Business Segments

Coatings sales increased 6% to $2.37 billion compared to $2.24 billion for the first six months of 2002. The sales increase resulted from the combination of a 5% increase due to the positive effects of foreign currency translation, principally from our European operations, and a 1% increase from improved volumes in our architectural, aerospace and industrial businesses. Operating income was $341 million for the first six months of 2003 compared to $282 million for the same period in 2002. The increase in operating income is attributable to lower restructuring costs in 2003, improved manufacturing efficiencies, lower overhead costs and environmental remediation expenses and the favorable effects of foreign currency translation, however, inflationary cost increases and higher pension and postretirement medical costs lowered the increase.

Glass sales increased 5% to $1.09 billion compared to $1.04 billion for the first six months of 2002. The increase reflects a 4% increase in sales volumes, principally from our automotive original equipment and automotive replacement glass businesses, and a 2% increase due to the positive effects of foreign currency translation from our European fiber glass operations. These sales increases were offset by a 1% decline in sales due to lower selling prices, primarily in our automotive replacement glass and fiber glass businesses. Operating income was $34 million for the first six months of 2003 compared to $69 million for the same period in 2002. The decrease in operating income is attributable to lower selling prices described above, a shift in sales mix to lower margin products, higher energy costs and higher pension and postretirement medical costs. Improved manufacturing efficiencies, lower overhead costs and the favorable effects of foreign currency translation were factors that increased earnings in 2003.

Chemicals sales increased 25% to $912 million compared to $728 million for the first six months of 2002. The sales increase reflects a 17% increase due to higher selling prices for our commodity products, a 5% improvement in sales volumes for our optical, silica and fine chemical products and a 3% increase due to the positive effects of foreign currency translation. Operating income was $116 million for the first six months of 2003 compared to $49 million for the same period in 2002. The factors increasing operating income are higher selling prices and sales volumes described above and the favorable effects of foreign currency translation. Other factors that lowered earnings were higher energy costs, higher pension and postretirement medical costs, inflationary cost increases and higher selling and advertising costs in our optical business.

Other Factors

The Company’s pretax earnings for the first six months of 2003 included net periodic pension expense of $86 million compared to $21 million for the same period in 2002. These amounts are included in “Cost of sales,” “Selling, general and administrative” and “Research and development” in the accompanying condensed statement of income. This trend will continue for the remainder of 2003. The increase in pension costs is due primarily to a decrease in the market value of pension plan assets through the end of 2002, a reduction in the expected return on plan assets assumption for 2003 and the amortization of accumulated actuarial losses. In addition, the cost of other postretirement benefits during the first six months of 2003 is $10 million higher compared to similar amounts for the first six months of 2002 due to higher medical costs.

At December 31, 2002, the fair market value of our pension plan assets was less than the accumulated benefit obligation (ABO) resulting in a minimum pension liability that reduced shareholders’ equity by $775 million. Based on our current forecast of the ABO at the end of 2003, assuming a discount rate of 6.0%, and assuming the fair market value of our pension plan assets at year end will be equal to their value as of June 30, 2003, we anticipate that equity will be further reduced by approximately $100 million due to an increase in the additional minimum pension liability. Additionally, based on our current forecast, we expect pension and postretirement medical expense for 2004 to be approximately $35 million higher than in 2003.

The tax rate on earnings, excluding charges for restructuring and the asbestos settlement, in the first six months of 2003 and 2002 was 36%. However, the tax benefit of the restructuring charges and the asbestos settlement, resulted in an overall effective tax rate of 35.7% and 35.2% for the first six months of 2003 and 2002, respectively.

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

The decrease in short-term debt during the first six months of 2003 is due primarily to the repayment of various non-U.S. debt obligations.

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

It is PPG’s policy to accrue expenses for environmental contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Reserves for environmental contingencies are exclusive of claims against third parties and are generally not discounted. As of June 30, 2003 and December 31, 2002, PPG had reserves for environmental contingencies totaling $81 million and $87 million, respectively. Pretax charges against income for environmental remediation costs for the three and six months ended June 30, 2003 totaled $0 million and $2 million, respectively, and $5 million and $8 million, respectively, for the three and six months ended June 30, 2002, and are included in “Other – net” in the accompanying condensed statement of income. Cash outlays related to such environmental remediation for the six months ended June 30, 2003 and 2002 aggregated $8 million and $11 million, respectively.

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

Although the unreserved exposure to future loss relates to all sites, a significant portion of such exposure involves three operating plant sites in our chemicals segment. Initial remedial actions are occurring at these sites. Studies to determine the nature of the contamination are reaching completion and the need for additional remedial actions, if any, is presently being evaluated. The loss contingencies related to the remaining portion of such unreserved exposure include significant unresolved issues such as the nature and extent of contamination, if any, at these other sites and the methods that may have to be employed should remediation be required. The most significant of these sites is the Calcasieu River estuary, near our Lake Charles, La. chemicals plant. The U.S. Environmental Protection Agency (USEPA) has been investigating contamination levels in the Calcasieu River estuary. During 2002, the USEPA issued draft Human Health and Ecological Risk Assessments indicating that elevated levels of risk exist in the estuary. A draft Remedial Investigation report was issued May 2, 2003. It is expected that USEPA could issue final risk assessments and a final Remedial Investigation report later in 2003. PPG will hold discussions with the Louisiana Department of Environmental Quality and other parties concerning what role PPG would have in funding a Feasibility Study.

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

In June 2003, our partner in a fiber glass joint venture in South America filed for bankruptcy. Upon resolution of the bankruptcy proceedings, the partner’s ownership interest may transfer to one of its senior secured creditors or be sold. While PPG expects operations at the joint venture to continue, the Company is currently evaluating its options with respect to this venture, which include its sale or liquidation of the venture. Should liquidation occur, PPG’s exposure to loss would be limited to $12 million, which includes a combination of the Company’s investment, outstanding receivables and a loan guarantee related to this venture.

Financial Resources

Cash from operating activities for the six months ended June 30, 2003 was $412 million compared with $361 million for the comparable period of 2002. Cash from operations and the Company’s debt capacity have been and are expected to continue to be sufficient to fund capital spending, dividend payments, contributions to pension plans, amounts due under the asbestos settlement and operating requirements.

As a result of negative returns on our pension fund assets over the past 3 years, the funded status of our defined benefit pension plans declined to a shortfall of $689 million on a projected benefit obligation basis at December 31, 2002; nevertheless, our current estimate under existing U.S. pension funding regulations is that with available funding credits there will be no mandatory pension funding requirement until 2006 at the earliest. The Company, however, may choose to make a voluntary contribution.

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

Many factors could cause actual results to differ materially from the Company’s forward-looking statements. Among these factors are increasing price and product competition by foreign and domestic competitors, fluctuations in the cost and availability of raw materials, the ability to maintain favorable supplier relationships and arrangements, economic and political conditions in international markets, the ability to penetrate existing, developing and emerging foreign and domestic markets, which also depends on economic and political conditions, foreign exchange rates and fluctuations in those rates, and the unpredictability of possible future litigation, including litigation that could result if PPG’s Settlement Agreement for asbestos claims does not become effective. Further, it is not possible to predict or identify all such factors. Consequently, while the list of factors presented here is considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties.

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

PPG had non-US dollar denominated debt of $200 million as of June 30, 2003 and $317 million as of December 31, 2002. A weakening of the U.S. dollar by 10% against European currencies and by 20% against Asian and South American currencies would have resulted in unrealized translation losses of approximately $30 million as of June 30, 2003.

Item 4.	Controls and Procedures

a.	Evaluation of disclosure controls and procedures. Based on their evaluation as of the end of the period covered by this Form 10-Q, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

b.	Changes in internal control over financial reporting. There were no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Change in Securities and Use of Proceeds

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

Under the Company’s Deferred Compensation Plan for Directors, each Director must defer receipt of such compensation as the Board mandates. Currently, the Board mandates deferral of one-third of each payment of the basic annual retainer of each Director. Each Director may also elect to defer the receipt of (i) an additional one-third of each payment of the basic annual retainer, (ii) all of the basic annual retainer, or (iii) all compensation. All deferred payments are held in the form of Common Stock Equivalents. Payments out of the deferred accounts are made in the form of Common Stock of the Company (and cash as to any fractional Common Stock Equivalent). In the second quarter of 2003, the Directors, as a group, were credited with 7,277 Common Stock Equivalents under this Plan. The values of the Common Stock Equivalents, when credited, ranged from $48.51 to $51.03.

The Directors’ Common Stock Plan is only applicable to two retired Directors. For those Directors, the Common Stock Equivalents held in their account will be converted to and paid in Common Stock of the Company (and cash as to any fractional Common Stock Equivalent). In the second quarter of 2003, those two retired Directors received dividend equivalents in the form of 33 Common Stock Equivalents under this plan. The value of each Common Stock Equivalents, when credited, was $51.03.

Item 5.	Other Information

The Company’s chief executive officer and chief financial officer have provided the certifications with respect to this Form 10-Q that are required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. These certifications have been filed as Exhibits 99.1 and 99.2 and Exhibits 99.3 and 99.4, respectively.

Item 6.	Exhibits and Reports on Form 8-K

a.	Exhibits. The following exhibits are filed as a part of, or incorporated herein by reference into, this Form 10-Q.

3	The Restated Articles of Incorporation, as amended, were filed as Exhibit 3 to the Registrant’s Form 10-Q for the quarter ended March 31, 1995.

3.1	Statement with Respect to Shares, amending the Restated Articles of Incorporation effective April 21, 1998 was filed as Exhibit 3.1 to the Registrant’s Form 10-K for the year ended December 31, 1998

3.2	The Bylaws, as amended, were filed as Exhibit 3.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2002.

4	The Shareholders’ Rights Plan was filed as Exhibit 4 on the Registrant’s Form 8-K, dated February 19, 1998

4.1	Indenture, dated as of August 1, 1982, was filed as Exhibit 4.1 to PPG’s Registration Statement on Form S-3 (No. 333-44397) dated January 16, 1998 (the “1998 Form S-3”).

4.2	First Supplemental Indenture, dated as of April 1, 1986, was filed as Exhibit 4.2 to the 1998 Form S-3.

4.3	Second Supplemental Indenture, dated as of October 1, 1989, was filed as Exhibit 4.3 to the 1998 Form S-3.

4.4	Third Supplemental Indenture, dated as of November 1, 1995, was filed as Exhibit 4.4 to the 1998 Form S-3.

*10	The Supplemental Executive Retirement Plan II, as amended, and the Change in Control Employment Agreement were filed as Exhibits 10.2 and 10.5, respectively, to the Registrant’s Form 10-Q for the quarter ended September 30, 1995. PPG Industries, Inc. Deferred Compensation Plan for Directors was filed as Exhibit 10.3 to the Registrant’s Form 10-K for the year ended December 31, 1997. PPG Industries, Inc. Incentive Compensation and Deferred Income Plan for Key Employees, as amended, was filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2000. PPG Industries, Inc. Executive Officers Annual Incentive Compensation Plan, dated as of April 19, 2001, was filed as Exhibit 10.3 to the Registrant’s Form 10-K for the year ended December 31, 2000. PPG Industries, Inc. Nonqualified Retirement Plan dated as of January 1, 1989, as amended February 21, 2002, was filed as Exhibit 10.1 to the Registrant’s Form 10-K for the year ended December 31, 2001. PPG Industries, Inc. Deferred Compensation Plan, as amended effective February 21, 2002, was filed as Exhibit 10.2 to the Registrant’s Form 10-K for the year ended December 31, 2001. PPG Industries, Inc. Stock Plan, dated as of April 17, 1997, as amended April 18, 2002, was filed as Exhibit 10.3 to the Registrant’s Form 10-K for the year ended December 31, 2001. PPG Industries, Inc. Total Shareholder Return Plan for Key Employees, as amended effective April 18, 2002, was filed as Exhibit 10.4 to the Registrant’s Form 10-K for the year ended December 31, 2001. PPG Industries, Inc. Executive Officers’ Total Shareholder Return Plan, as amended effective April 18, 2002, was filed as Exhibit 10.5 to the Registrant’s Form 10-K for the year ended December 31, 2001. PPG Industries, Inc. Management Award and Deferred Income Plan was filed as Exhibit 10.1 to the Registrant’s Form 10-K for the year ended December 31, 2002. PPG Industries, Inc. Directors’ Common Stock Plan, as amended February 20, 2002, was filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2003. PPG Industries, Inc. Challenge 2000 Stock Plan was filed as Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2003.

12	Computation of Ratio of Earnings to Fixed Charges for the Six Months Ended June 30, 2003 and for the Five Years Ended December 31, 2002.

99.1	Certification of Principal Executive Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Principal Financial Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.3	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.4	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Items referred to in Exhibit 10 and incorporated by reference are either management contracts, compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 601 of Regulation S-K.

b. Reports on Form 8-K

1.	The Company filed a Form 8-K relating to a press release dated July 17, 2003. The release announced the Company’s second quarter 2003 financial results.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PPG INDUSTRIES, INC. (Registrant)

Date:	July 25, 2003	By:	/s/ W. H. HERNANDEZ
W. H. Hernandez Senior Vice President, Finance (Principal Financial and Accounting Officer and Duly Authorized Officer)

PPG INDUSTRIES, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit Number	Description

12	Computation of Ratio of Earnings to Fixed Charges for the Six Months Ended June 30, 2003 and for the Five Years Ended December 31, 2002.

99.1	Certification of Principal Executive Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Principal Financial Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.3	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.4	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.