Form 10-Q
period 2003-09-30
PPG INDUSTRIES INC
filed 2003-11-03
CIK 79879

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2003

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

As of September 30, 2003, 169,926,135 shares of the Registrant’s common stock, par value $1.66-2/3 per share, were outstanding.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒    No  ☐

PPG INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Statement of Income (Loss) (Unaudited)

(Millions, except per share amounts)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2003	2002	2003	2002
Net sales	$2,206	$2,068	$6,581	$6,077
Cost of sales	1,370	1,291	4,157	3,805

Gross profit	836	777	2,424	2,272

Other expenses (earnings):
Selling, general and administrative	395	352	1,161	1,053
Depreciation	93	92	275	275
Research and development	71	68	215	202
Interest	25	33	81	99
Amortization	7	7	22	24
Asbestos settlement – net (Note 13)	8	(24)	24	748
Business restructuring (Note 5)	—	—	4	77
Other – net	(2)	1	(11)	(20)

Total other expenses – net	597	529	1,771	2,458

Income (loss) before income taxes, minority interest and cumulative effect of accounting change	239	248	653	(186)
Income tax expense (benefit)	86	89	234	(64)
Minority interest	11	11	41	32

Income (loss) before cumulative effect of accounting change	142	148	378	(154)
Cumulative effect of accounting change, net of tax (Note 2)	—	—	(6)	(9)

Net income (loss)	$142	$148	$372	$(163)

Earnings (loss) per common share (Note 4):
Income (loss) before cumulative effect of accounting change	$0.83	$0.87	$2.22	$(0.92)
Cumulative effect of accounting change, net of tax	—	—	(0.03)	(0.05)

Earnings (loss) per common share	$0.83	$0.87	$2.19	$(0.97)

Earnings (loss) per common share – assuming dilution (Note 4):
Income (loss) before cumulative effect of accounting change	$0.83	$0.87	$2.21	$(0.91)
Cumulative effect of accounting change, net of tax	—	—	(0.03)	(0.05)

Earnings (loss) per common share – assuming dilution	$0.83	$0.87	$2.18	$(0.96)

Dividends per common share	$0.43	$0.43	$1.29	$1.27

The accompanying notes to the condensed financial statements are an integral part of this consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Balance Sheet (Unaudited)

	Sept. 30 2003	Dec. 31 2002
	(Millions)
Assets
Current assets:
Cash and cash equivalents	$283	$117
Receivables-net	1,689	1,486
Inventories (Note 6)	990	942
Other	409	400

Total current assets	3,371	2,945

Property (less accumulated depreciation of $4,936 million and $4,638 million)	2,543	2,632
Investments	267	262
Goodwill (Note 7)	1,110	1,047
Identifiable intangible assets (Note 7)	497	514
Other assets	516	463

Total	$8,304	$7,863

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt and current portion of long-term debt	$385	$352
Asbestos settlement (Note 13)	291	190
Accounts payable and accrued liabilities	1,560	1,378

Total current liabilities	2,236	1,920

Long-term debt	1,356	1,699
Asbestos settlement (Note 13)	492	566
Deferred income taxes	75	64
Other postretirement benefits	537	516
Other liabilities	950	817

Total liabilities	5,646	5,582

Commitments and contingent liabilities (Note 13)
Minority interest	136	131

Shareholders’ equity:
Common stock	484	484
Additional paid-in capital	133	126
Retained earnings	6,350	6,197
Treasury stock	(3,457)	(3,471)
Unearned compensation	(67)	(85)
Accumulated other comprehensive loss (Note 9)	(921)	(1,101)

Total shareholders’ equity	2,522	2,150

Total	$8,304	$7,863

The accompanying notes to the condensed financial statements are an integral part of this consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Statement of Cash Flows (Unaudited)

	Nine Months Ended Sept. 30
	2003	2002
	(Millions)
Cash from operating activities	$770	$592

Investing activities:
Capital spending
Additions to property and investments	(146)	(136)
Business acquisitions, net of cash balances acquired	—	(12)
Reductions of other property and investments	42	40

Cash used for investing activities	(104)	(108)

Financing activities:
Net change in borrowings with maturities of three months or less	(251)	(147)
Proceeds from other short-term debt	10	59
Repayment of other short-term debt	(24)	(53)
Proceeds from long-term debt	4	1
Repayment of long-term debt	(55)	(125)
Repayment of loans by employee stock ownership plan	18	18
Issuance of treasury stock, net	11	31
Dividends paid	(219)	(215)

Cash used for financing activities	(506)	(431)

Effect of currency exchange rate changes on cash and cash equivalents	6	2

Net increase in cash and cash equivalents	166	55

Cash and cash equivalents, beginning of period	117	108

Cash and cash equivalents, end of period	$283	$163

The accompanying notes to the condensed financial statements are an integral part of this consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Financial Statements (Unaudited)

1.	Financial Statements

The condensed financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial position of PPG Industries, Inc. and subsidiaries (the Company or PPG) at September 30, 2003, and the results of their operations for the three and nine month periods ended September 30, 2003 and 2002 and their cash flows for the nine month periods then ended. These condensed financial statements should be read in conjunction with the financial statements and notes included in PPG’s Annual Report on Form 10-K for the year ended December 31, 2002.

The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

2.	Newly Adopted Accounting Standards

Effective January 1, 2003, PPG adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations.” An asset retirement obligation represents a legal obligation associated with the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development or normal operation of that long-lived asset. This standard requires the Company to recognize asset retirement obligations in the period in which they are incurred, if a reasonable estimate of fair value can be made. The asset retirement obligation is subsequently adjusted for changes in fair value. The associated estimated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over its useful life.

Adoption of this new standard on January 1, 2003 resulted in an increase in noncurrent assets, current liabilities and noncurrent liabilities of $4 million, $1 million and $9 million, respectively, and a cumulative effect adjustment reducing net income by $6 million aftertax, or $0.03 a share – assuming dilution.

Effective January 1, 2002, PPG adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” This standard changed the accounting for goodwill and certain other intangible assets from an amortization method to an impairment only approach. Adoption of this standard on January 1, 2002 resulted in a cumulative effect of an accounting change reducing net income by $9 million aftertax, or $0.05 a share – assuming dilution, to reflect an impairment in the carrying value of certain trademarks within the coatings segment.

3.	Other New Accounting Standards

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Interpretation No. 45 requires the recognition of liabilities for guarantees that were issued or modified subsequent to December 31, 2002. The liabilities should reflect the fair value, at inception, of the guarantors’ obligations to stand ready to perform, in the event that the specified triggering events or conditions occur. The adoption of this interpretation did not have a material effect on PPG’s results of operations or financial condition. Interpretation No. 45 also requires reconciliation disclosure concerning product warranty accruals. Product warranty accruals as of September 30, 2003 and December 31, 2002 were not material.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” Interpretation No. 46 requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks and rewards of ownership among their owners and other parties involved. The provisions of Interpretation No. 46 were applicable immediately to all variable interest entities created after January 31, 2003 and variable interest entities in which an enterprise obtains an interest after that date, and for variable interest entities created before this date, the provisions were initially effective July 1, 2003. PPG’s adoption of this interpretation in the third quarter of 2003 did not have a material effect on the Company’s results of operations or financial condition.

4.	Earnings (Loss) Per Common Share

The following table presents the earnings (loss) per common share calculations for the three and nine months ended September 30, 2003 and 2002.

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2003	2002	2003	2002
(Millions, except per share amounts)
Earnings (loss) per common share
Net income (loss)	$142	$148	$372	$(163)

Weighted average common shares outstanding	169.9	169.3	169.7	168.9

Earnings (loss) per common share	$0.83	$0.87	$2.19	$(0.97)

Earnings (loss) per common share – assuming dilution
Net income (loss)	$142	$148	$372	$(163)

Weighted average common shares outstanding	169.9	169.3	169.7	168.9
Effect of dilutive securities:
Stock options	0.3	0.4	0.1	0.3
Other stock compensation plans	0.8	0.7	0.8	0.7

Potentially dilutive common shares	1.1	1.1	0.9	1.0

Adjusted weighted average common shares outstanding	171.0	170.4	170.6	169.9

Earnings (loss) per common share – assuming dilution	$0.83	$0.87	$2.18	$(0.96)

5.	Business Restructuring

In conjunction with our continued cost reduction focus, the Company recorded a charge of $6 million during the first half of 2003 for restructuring actions, related to our coatings and glass segments. This charge is for severance benefits for 93 employees. As of September 30, 2003, $3 million of this reserve has been paid. The remaining reserve of $3 million is to be spent by March 31, 2004. During the second quarter of 2003, $2 million of the initial $81 million charge described below, primarily related to the coatings segment, was reversed to income.

In the first quarter of 2002, the Company recorded a charge of $81 million for restructuring and other related activities comprised of $66 million for severance and other costs and $15 million for asset dispositions. The workforce reductions covered by this charge are substantially complete; however, as of September 30, 2003, $12 million of this reserve remained to be spent. Of this amount $3 million relates to other exit costs and severance for approximately 20 employees that will be paid by December 31, 2003. The remaining reserve of $9 million relates to a group of approximately 75 employees in Europe, whose terminations have been concluded under a different social plan than was assumed when the reserve was recorded, 32 of whom have already been released. Under the terms of this social plan, severance payments will be paid to these 75 individuals through 2008.

	Severance and Other Costs	Asset Dispositions	Total Charge	Employees Covered
	(Millions, except no. of employees)
Coatings	$62	$15	$77	1,004
Glass	1	—	1	22
Chemicals	1	—	1	20
Corporate	2	—	2	20

Total	$66	$15	$81	1,066
Activity	(54)	(15)	(69)	(1,003)

Balance, end of period	$12	$—	$12	63

During the second quarter of 2002, $4 million of the initial $101 million charge taken in 2001, primarily related to the coatings segment, was reversed to income.

6.	Inventories

Inventories at September 30, 2003 and December 31, 2002 are detailed below.

	Sept. 30 2003	Dec. 31 2002
	(Millions)
Finished products	$582	$548
Work in process	118	113
Raw materials	164	157
Supplies	126	124

Total	$990	$942

Most domestic and certain foreign inventories are valued using the last-in, first-out method. If the first-in, first-out method had been used, inventories would have been $164 million and $158 million higher at September 30, 2003 and December 31, 2002, respectively.

7.	Goodwill and Other Identifiable Intangible Assets

The change in the carrying amount of goodwill attributable to each business segment for the nine months ended September 30, 2003 was as follows:

	Coatings	Glass	Chemicals	Total
	(Millions)
Balance, December 31, 2002	$939	$84	$24	$1,047
Currency translation	56	5	2	63

Balance, September 30, 2003	$995	$89	$26	$1,110

The carrying amount of acquired trademarks with indefinite lives as of September 30, 2003 and December 31, 2002 totaled $144 million.

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and are detailed below.

	September 30, 2003			December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(Millions)
Acquired technology	$351	$(98)	$253	$348	$(82)	$266
Other	171	(71)	100	167	(63)	104

Balance	$522	$(169)	$353	$515	$(145)	$370

Aggregate amortization expense for the three and nine months ended September 30, 2003 related to these identifiable intangible assets, was $7 million and $22 million, respectively, and $7 million and $24 million, respectively, for the three and nine months ended September 30, 2002. At September 30, 2003, estimated future amortization expense of identifiable intangible assets is as follows: $8 million for the remaining quarter of 2003 and $30 million, $29 million, $28 million, $27 million and $26 million in 2004, 2005, 2006, 2007 and 2008, respectively.

8.	Business Segment Information

Business segment net sales and operating income for the three and nine months ended September 30, 2003 and 2002 were as follows:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2003	2002	2003	2002
	(Millions)
Net sales:
Coatings	$1,221	$1,136	$3,595	$3,376
Glass	549	536	1,640	1,601
Chemicals	438	398	1,355	1,128
Intersegment net sales (a)	(2)	(2)	(9)	(28)

Total	$2,206	$2,068	$6,581	$6,077

Operating income:
Coatings	$185	$178	$526	$460
Glass	26	45	60	114
Chemicals	65	41	181	90

Total	276	264	767	664

Interest expense – net	(23)	(31)	(74)	(93)

Asbestos settlement – net	(8)	24	(24)	(748)

Other unallocated corporate expense – net	(6)	(9)	(16)	(9)

Income (loss) before income taxes, minority interest and cumulative effect of accounting change (b)	$239	$248	$653	$(186)

(a)	Includes intersegment net sales of $23 million for nine months ended September 30, 2002 made by the glass segment.

(b)	Includes for the nine months ended September 30, 2003, a charge of $6 million for restructuring actions initiated in 2003, related to the coatings and glass segments and a reversal of $2 million of the restructuring reserve originally recorded in 2002 related primarily to the coatings segment.

Includes for the nine months ended September 30, 2002, a pretax charge of $81 million for restructuring and other related activities, including severance and other costs of $66 million and asset dispositions of $15 million. See Note 5, “Business Restructuring,” for amounts by business segment. The nine months ended September 30, 2002 also includes a reversal of $4 million of coatings restructuring reserve originally recorded in 2001.

9.	Comprehensive Income (Loss)

Total comprehensive income (loss) for the three and nine months ended September 30, 2003 and 2002 was as follows:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2003	2002	2003	2002
	(Millions)
Net income (loss)	$142	$148	$372	$(163)
Other comprehensive income, net of tax:
Currency translation adjustment	24	(41)	195	6
Net change – marketable securities	(5)	(2)	(5)	(7)
Net change – derivatives (Note 10)	(7)	—	(10)	13

	12	(43)	180	12

Total comprehensive income (loss)	$154	$105	$552	$(151)

During the first nine months of 2003, other comprehensive income included a net loss due to marketable securities of $5 million, net of tax. This loss results from unrealized gains of $5 million less a reclassification adjustment of $10 million for realized gains included in net income for the period. The realized gains related to the sale of marketable securities, the majority of which were sold in the third quarter. The unrealized gains related to the change in fair value of the marketable securities, which were subsequently sold.

During the first nine months of 2002, other comprehensive loss included a net loss due to marketable securities of $7 million, net of tax, which represented unrealized losses of $7 million related to the change in fair value of the marketable securities.

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

During the first nine months of 2003, other comprehensive income included a net loss due to derivatives of $10 million, net of tax. This loss was comprised of realized gains of $24 million and unrealized gains of $14 million. The realized gains related to the settlement during the period of natural gas and forward currency contracts. The unrealized gains during the period related primarily to the changes in fair value of the natural gas contracts outstanding as of September 30, 2003.

During the first nine months of 2002, other comprehensive loss included a net gain due to derivatives of $13 million, net of tax. This gain was comprised of realized losses of $6 million and unrealized gains of $7 million. The realized losses related to the settlement during the period of natural gas and forward currency contracts. The unrealized gains during the period related primarily to the changes in fair value of the natural gas contracts outstanding as of September 30, 2002.

In November 2002, PPG entered into a one-year renewable equity forward arrangement with a bank in order to partially mitigate the impact of changes in the fair value of PPG stock that is to be contributed to the asbestos settlement trust as discussed in Note 13, “Commitments and Contingent Liabilities.” In accordance with the terms of this instrument, the bank purchased 504,900 shares of PPG stock on the open market at a cost of $24 million through December 31, 2002 and during the first quarter of 2003 the bank purchased an additional 400,000 shares at a cost of $19 million. For the three and nine months ended September 30, 2003, PPG recorded income of $2 million and $3 million, respectively, for the change in fair value of this instrument, which is reflected in “Asbestos settlement – net” in the condensed statement of income. The fair value of this instrument as of September 30, 2003 was a current asset of $4 million.

11.	Stock-Based Compensation

A portion of the amounts paid under the Company’s total shareholder return plans and its incentive compensation and management award plans may be paid in PPG common stock. Total compensation cost recognized as expense related to these plans was $14 million and $42 million for the three and nine months ended September 30, 2003, respectively, and $8 million and $35 million for the three and nine months ended September 30, 2002, respectively.

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

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
(Millions, except per share amounts)	2003	2002	2003	2002
Net income (loss)
Reported net income (loss)	$142	$148	$372	$(163)
Impact of SFAS No. 123	(6)	(6)	(17)	(18)

Pro forma net income (loss)	$136	$142	$355	$(181)

Earnings (loss) per common share
Reporting earnings (loss)	$0.83	$0.87	$2.19	$(0.97)
Impact of SFAS No. 123	(0.03)	(0.04)	(0.10)	(0.11)

Pro forma earnings (loss)	$0.80	$0.83	$2.09	$(1.08)

Earnings (loss) per common share – assuming dilution
Reporting earnings (loss)	$0.83	$0.87	$2.18	$(0.96)
Impact of SFAS No. 123	(0.03)	(0.04)	(0.10)	(0.11)

Pro forma earnings (loss)	$0.80	$0.83	$2.08	$(1.07)

12.	Cash Flow Information

Cash payments for interest were $91 million and $111 million for the nine months ended September 30, 2003 and 2002, respectively. Net cash payments for income taxes for the nine months ended September 30, 2003 and 2002 were $145 million and $218 million, respectively.

In 2003, the Company received proceeds of $37 million from the sale of certain non-strategic assets, including marketable securities, which are included in “Reductions of other property and investments” in the investing section in the accompanying condensed statement of cash flows. The gain recognized on the sale of these assets was $24 million for the nine months ended September 30, 2003, which is reflected in “Other – net” in the accompanying condensed statement of income.

During the third quarter of 2002, the Company resolved all matters with the Internal Revenue Service related to its federal income tax returns for the years 1994 to 1998, including matters that were on appeal related to the 1994 to 1996 tax returns. In connection with the resolution of these matters, the Company surrendered in July 2002 certain company-owned life insurance policies and received proceeds of $32 million, which are included in “Reductions of other property and investments” in the investing section in the accompanying condensed statement of cash flows.

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

The Company has been named in a number of antitrust lawsuits, including suits alleging that PPG acted with competitors to fix prices and allocate markets in the automotive refinish industry and a class action relating to certain glass products. The automotive refinish claims have been consolidated, but the proceedings are still at an early stage. All of the initial defendants in the glass class action antitrust case, other than PPG, have settled. On May 29, 2003, the federal district court granted PPG’s motion for summary judgment dismissing the claims against PPG in the glass class action antitrust case. The plaintiffs in that case have appealed that order to the federal circuit court of appeals. PPG believes it has meritorious defenses to these antitrust claims.

The Company has been a defendant since April 1994 in a suit filed by Marvin Windows and Doors (Marvin) alleging numerous claims, including breach of warranty. All of the plaintiff’s claims, other than breach of warranty, were dismissed. However, on February 14, 2002, a federal jury awarded Marvin $136 million on the remaining claim. Subsequently, the court added $20 million for interest bringing the total judgment to $156 million. PPG has appealed that judgment. The appeals court has heard the parties’ arguments, but has not yet rendered its decision. PPG believes it has meritorious defenses to the plaintiff’s claims and has reasonable prospects of prevailing on appeal.

For over thirty years, PPG has been a defendant in lawsuits involving claims alleging personal injury from exposure to asbestos. At September 30, 2003, PPG was one of many defendants in numerous asbestos-related lawsuits involving approximately 116,000 claims. Most of PPG’s potential exposure relates to allegations by plaintiffs that PPG should be liable for injuries involving asbestos-containing thermal insulation products manufactured and distributed by Pittsburgh Corning Corporation (PC). PPG and Corning Incorporated are each 50% shareholders of PC. PPG has denied responsibility for, and has defended, all claims for any injuries caused by PC products.

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

The terms of the PPG Settlement Arrangement and the Corning Settlement Arrangement have been incorporated into a bankruptcy reorganization plan for PC along with a disclosure statement describing the plan, which PC filed with the Bankruptcy Court on April 30, 2003. A first amended plan and disclosure statement was filed on August 18, 2003. Creditors and other parties with an interest in the bankruptcy proceeding may file objections to the disclosure statement or the plan of reorganization, and a few parties have filed objections. After considering objections to the disclosure statement, the Bankruptcy Court, if it approves the disclosure statement, would permit the plan of reorganization and the disclosure statement to be sent to creditors, including asbestos claimants, for voting. In order to approve the plan, at least two-thirds in amount and more than one-half in number of the allowed creditors in a given class must vote in favor of the plan, and for a plan to contain a channeling injunction for present and future asbestos claims under §524(g) of the Bankruptcy Code, as described below, seventy-five percent of the asbestos claimants voting must vote in favor of the plan. Assuming that the plan receives the requisite votes, the judge would conduct another hearing regarding the fairness of the settlement, including whether the plan would be fair with respect to present and future claimants, whether such claimants would be treated in substantially the same manner, and whether the protection provided to PPG and its participating insurers would be fair in view of the assets they would convey to the asbestos settlement trust (Trust) to be established as part of the plan. At that hearing, creditors and parties in interest could raise objections to the plan. Following that hearing, the Bankruptcy Court, after considering objections to the plan, would enter a confirmation order if all requirements to confirm a plan of reorganization under the Bankruptcy Code, including the requirements described above, have been satisfied; this order may be appealed to the District Court. (The District Court may join the Bankruptcy Court in the confirmation order, in which case an appeal to the District Court would not be necessary.) Assuming that the District Court approves the confirmation order, interested parties could appeal the order to the U.S. Circuit Court and subsequently to the U.S. Supreme Court. The PPG Settlement Arrangement would not become effective until 30 days after the plan of reorganization was finally approved by an appropriate court order that was no longer subject to appeal (the “Effective Date”).

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

In the second quarter of 2002, PPG recorded a pretax charge of $772 million, or $495 million aftertax, reflecting the estimated cost of the PPG Settlement Arrangement. That amount included the net present value, using a discount rate of 5.5%, of the aggregate cash payments of approximately $998 million to be made by PPG to the Trust. That amount also included the carrying value of PPG’s stock in Pittsburgh Corning Europe, the fair value as of June 30, 2002 of 1,388,889 shares of PPG common stock and $30 million in legal fees of the Trust to be paid by PPG, which together with the first payment originally scheduled to be made to the Trust on June 30, 2003, were reflected in the current liability for PPG’s asbestos settlement in the accompanying balance sheet. The net present value of the remaining payments of $566 million was recorded in the noncurrent liability for asbestos settlement. During the third and fourth quarters of 2002, income was recognized and the current liability for PPG’s asbestos settlement was reduced by $16 million, reflecting the decline in the fair value from June 30, 2002 to December 31, 2002 of the shares of PPG common stock which are to be transferred to the asbestos settlement trust. In addition, a change in the fair value of the related equity forward instrument (see Note 10, “Derivative Financial Instruments”) reduced PPG’s asbestos settlement charge by $1 million.

For the three and nine months ended September 30, 2003, PPG recorded a pretax charge of $8 million and $24 million, respectively, related to the change in the current value of its asbestos settlement obligation. This includes an increase in the net present value of the payments to be made to the Trust, which increased the noncurrent asbestos settlement liability by $8 million and $24 million, for the three and nine months ended September 30, 2003, respectively. A similar increase will occur each quarter through the end of 2004. It also includes the change in fair value of the PPG stock which increased PPG’s current asbestos settlement liability by $2 million and $3 million for the three and nine months ended September 30, 2003, respectively, and the change in fair value of the related equity forward instrument which was income of $2 million and $3 million for the three and the nine months ended September 30, 2003, respectively (see Note 10, “Derivative Financial Instruments”). Additionally, the payment due June 30, 2004 of $98 million has been reclassified to the current portion of the asbestos settlement liability as of September 30, 2003.

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

It is PPG’s policy to accrue expenses for environmental contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Reserves for environmental contingencies are exclusive of claims against third parties and are generally not discounted. As of September 30, 2003 and December 31, 2002, PPG had reserves for environmental contingencies totaling $89 million and $87 million, respectively. Pretax charges against income for environmental remediation costs for the three and nine months ended September 30, 2003 totaled $12 million and $14 million, respectively, and $2 million and $10 million, respectively, for the three and nine months ended September 30, 2002, and are included in “Other – net” in the accompanying condensed statement of income. Cash outlays related to such environmental remediation for the nine months ended September 30, 2003 and 2002 aggregated $12 million and $18 million, respectively.

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

Although the unreserved exposure to future loss relates to all sites, a significant portion of such exposure involves three operating plant sites in our chemicals segment. Initial remedial actions are occurring at these sites. Studies to determine the nature of the contamination are reaching completion and the need for additional remedial actions, if any, is presently being evaluated. The loss contingencies related to the remaining portion of such unreserved exposure include significant unresolved issues such as the nature and extent of contamination, if any, at these other sites and the methods that may have to be employed should remediation be required. The most significant of these other sites is the Calcasieu River estuary, near our Lake Charles, La. chemicals plant. The U.S. Environmental Protection Agency (USEPA) has completed investigation of contamination levels in the Calcasieu River estuary and issued a Final Remedial Investigation Report in September 2003, which incorporates the Human Health and Ecological Risk Assessments, indicating that elevated levels of risk exist in the estuary. PPG is negotiating with the Louisiana Department of Environmental Quality and other parties to fund a feasibility study. Based upon the results of the feasibility study, an evaluation will be made to determine, what, if any, role PPG would have with respect to future remedial actions.

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

In June 2003, our partner in a fiber glass joint venture in South America filed for bankruptcy. Upon resolution of the bankruptcy proceedings, the partner’s ownership interest may transfer to one of its senior secured creditors or be sold. While PPG expects operations at the joint venture to continue, the Company is currently evaluating its options with respect to this venture, which include its sale or the liquidation of the venture. Should liquidation occur, PPG’s exposure to loss would be limited to $10 million, which includes a combination of the Company’s investment, outstanding receivables and a loan guarantee related to this venture.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Performance in Third Quarter of 2003 Compared to Third Quarter of 2002

Performance Overview

Sales increased 7% for the third quarter of 2003 to $2.21 billion compared to $2.07 billion for the third quarter of 2002. A net improvement in our selling prices drove a 1% increase in our sales while higher volumes accounted for 2% of the growth. The remaining 4% increase was due to the positive effects of foreign currency translation, primarily from our European operations.

The gross profit percentage increased to 37.9% for the third quarter of 2003 compared to 37.6% for the third quarter of 2002. Higher selling prices in our chemicals segment and the benefits realized from improved manufacturing efficiencies in our coatings and glass segments were offset by higher energy costs in our glass and chemicals segments, inflationary cost increases and higher pension and postretirement medical costs across all of our business segments.

Net income and earnings per share – assuming dilution for the third quarter of 2003 were $142 million and $0.83, respectively, compared to $148 million and $0.87, respectively, for the same quarter in 2002. Net income for the third quarter of 2003 included an aftertax charge of $5 million, or 3 cents a share, to reflect the net change in the current value of the Company’s obligation under the asbestos settlement agreement, as discussed in Note 13, “Commitments and Contingent Liabilities,” to the accompanying condensed financial statements. Net income for the third quarter of 2002 included aftertax income of $15 million, or 9 cents a share, to reflect the change in the current value of the Company’s obligation under the asbestos settlement agreement.

The change in the current value of the asbestos settlement negatively impacted the comparison of third quarter 2003 net income to third quarter 2002 net income by $20 million. The remaining $14 million year-over-year improvement in net income was due to higher selling prices, increased volume, manufacturing efficiencies, lower interest expense due to lower debt levels in 2003, the gain on the sale of certain non-strategic assets, including marketable securities, and the favorable effects of foreign currency translation, primarily from our European operations. Higher pension, postretirement medical and energy costs and inflationary cost increases lowered the impact of these improvements.

Performance of Business Segments

Coatings sales increased 7% to $1.22 billion compared to $1.14 billion for the third quarter of 2002. The sales increase reflects a combination of a 3% increase from improved sales volumes across all of our coatings businesses and a 5% increase due to the positive effects of foreign currency translation, principally from our European operations, offset by a 1% decrease in lower selling prices. Operating income was $185 million for the third quarter of 2003 compared to $178 million for the same quarter in 2002. Factors increasing operating income were the higher sales volumes described above, lower overhead costs, improved manufacturing efficiencies and the favorable effects of foreign currency translation. Factors decreasing operating income were lower selling prices, inflationary cost increases, higher environmental remediation costs and higher pension and postretirement medical costs.

Glass sales increased 2% to $549 million compared to $536 million for the third quarter of 2002. The sales increase reflects a 5% increase in sales volumes, principally from our automotive original equipment, automotive replacement glass and flat glass businesses, net of lower volumes from our fiber glass business. In addition, the positive effects of foreign currency translation, primarily from our European fiber glass operations, contributed a 2% sales increase. These sales increases were offset by a 5% decline in selling prices from our automotive original equipment, automotive replacement glass and fiber glass businesses. Operating income was $26 million for the third quarter of 2003 compared to $45 million for the same quarter in 2002. Factors decreasing operating income were the lower selling prices described above, higher energy costs and higher pension and postretirement medical costs. Factors increasing operating income were the impact of higher sales volumes described above, improved manufacturing efficiencies, lower overhead costs and the favorable effects of foreign currency translation.

Chemicals sales increased 10% to $436 million compared to $396 million for the third quarter of 2002. The sales increase reflects an 11% increase due to higher selling prices for our commodity products and a 2% increase due to the positive effects of foreign currency translation. These sales increases were offset by a 3% decrease in sales due to lower volumes for our commodity products. Operating income was $65 million for the third quarter of 2003 compared to $41 million for the same quarter in 2002. Factors increasing operating income were the higher selling prices described above, improved volumes for our optical business and the favorable effects of foreign currency translation. Factors decreasing operating income were higher energy and environmental remediation costs, higher selling and advertising costs in our optical business and higher pension and postretirement medical costs.

Performance in the First Nine Months of 2003 Compared to the First Nine Months of 2002

Performance Overview

Sales increased 8% for the first nine months of 2003 to $6.58 billion compared to $6.08 billion for the first nine months of 2002. Increases in volumes across all of our business segments accounted for an increase in sales of 2% while higher selling prices in our chemicals segment, net of lower selling prices in our coatings and glass segments, added another 2%. The remaining 4% increase was due to the positive effects of foreign currency translation, primarily from our European operations.

The gross profit percentage decreased to 36.8% for the first nine months of 2003 compared to 37.4% for the first nine months of 2002. Higher energy costs in our glass and chemicals segments, inflationary cost increases and higher pension and postretirement medical costs across all of our business segments were offset by higher selling prices in our chemicals segment and the benefits realized from improved manufacturing efficiencies in our coatings and glass segments.

Net income and earnings per share – assuming dilution for the first nine months of 2003 were $372 million and $2.18, respectively, compared to a net loss of $163 million or a loss per share – assuming dilution of $0.96 for the first nine months of 2002. Net income for the first nine months of 2003 included aftertax charges of $15 million, or 9 cents a share, to reflect the net change in the current value of the Company’s obligation under the asbestos settlement agreement, as discussed in Note 13, $6 million, or 3 cents a share, for the cumulative effect of an accounting change and $2 million, or 1 cent a share, for restructuring costs, as discussed in Note 5, “Business Restructuring,” to the accompanying condensed financial statements. The net loss for the first nine months of 2002 included aftertax charges of $480 million, or $2.83 a share, for the asbestos settlement, as discussed in Note 13, $52 million, or $0.31 a share, for restructuring and other related activities, as discussed in Note 5, and $9 million, or 5 cents a share, for the cumulative effect of an accounting change.

Net income for the first nine months of 2003 compared to the first nine months of 2002 was $535 million higher. The initial charge for the asbestos settlement and the subsequent changes in the current value of the asbestos settlement accounted for $465 million of this difference and lower restructuring costs accounted for $50 million. The remaining $20 million year-over-year improvement in net income was due to higher sales volumes across all of our business segments, higher selling prices in our chemicals segment, lower overhead costs and improved manufacturing efficiencies in our coatings and glass segments, lower interest expense due to lower debt levels in 2003, the gain on the sale of certain non-strategic assets, including marketable securities, and the favorable effects of foreign currency translation, primarily from our European operations. Higher energy costs in our glass and chemicals segments, inflationary cost increases, higher pension and postretirement medical costs across all of our businesses and higher environmental remediation costs lowered the impact of these improvements.

Performance of Business Segments

Coatings sales increased 6% to $3.59 billion compared to $3.38 billion for the first nine months of 2002. The sales increase reflects a 1% improvement due to higher sales volumes in our architectural, aerospace, industrial and automotive original equipment businesses and a 5% increase due to the positive effects of foreign currency translation, primarily from our European operations. Operating income was $526 million for the first nine months of 2003 compared to $460 million for the same period in 2002. Factors increasing operating income were the higher sales volumes described above, lower restructuring costs in 2003, improved manufacturing efficiencies, lower overhead costs and the favorable effects of foreign currency translation. Factors decreasing operating income were the lower selling prices described above, inflationary cost increases and higher pension and postretirement medical costs.

Glass sales increased 4% to $1.64 billion compared to $1.58 billion for the first nine months of 2002. The sales increase reflects a 4% increase in sales volumes, principally from our automotive original equipment, automotive replacement glass and flat glass businesses, net of lower volumes from our fiber glass business. In addition, the positive effects of foreign currency translation, primarily from our European fiber glass operations, contributed a 3% sales increase. These sales increases were offset by a 3% decline in selling prices from our automotive original equipment, automotive replacement glass and fiber glass businesses. Operating income was $60 million for the first nine months of 2003 compared to $114 million for the same period in 2002. Factors decreasing operating income were the lower selling prices described above, higher energy costs and higher pension and postretirement medical costs. Factors increasing operating income were the higher sales volumes described above, improved manufacturing efficiencies, lower overhead costs and the favorable effects of foreign currency translation. Our fiber glass business continues to experience significant sales and earnings declines principally as a result of global overcapacity within the industry, which has led to lower pricing. Although there is little evidence of recovery in the near-term, PPG will continue to maintain its focus on lowering its cost structure and will identify opportunities for efficiencies to strengthen its market position for the long-term.

Chemicals sales increased 20% to $1.35 billion compared to $1.12 billion for the first nine months of 2002. The sales increase reflects a 15% increase due to higher selling prices for our commodity products. In addition, sales improved 2% from higher optical, fine and silicas products volumes, net of lower commodity volumes, and a 3% due to the positive effects of foreign currency translation. Operating income was $181 million for the first nine months of 2003 compared to $90 million for the same period in 2002. Factors increasing operating income were the higher selling prices and sales volumes described above and the favorable effects of foreign currency translation. Factors decreasing operating earnings were higher energy and environmental remediation costs, inflationary cost increases, higher pension and postretirement medical costs, higher selling and advertising costs in our optical business and lower equity earnings.

Other Factors

The Company’s pretax earnings for the first nine months of 2003 included net periodic pension expense of $131 million compared to $37 million for the same period in 2002. These amounts are included in “Cost of sales,” “Selling, general and administrative” and “Research and development” in the accompanying condensed statement of income. This trend of increased cost will continue for the remainder of 2003. The increase in pension costs is due primarily to a decrease in the market value of pension plan assets through the end of 2002, a reduction in the expected return on plan assets assumption for 2003 and the amortization of accumulated actuarial losses. In addition, the cost of other postretirement benefits during the first nine months of 2003 is $17 million higher compared to similar amounts for the first nine months of 2002 due to higher medical costs.

At December 31, 2002, the fair market value of our pension plan assets was less than the accumulated benefit obligation (ABO) resulting in a minimum pension liability being recorded that reduced shareholders’ equity by $775 million. Based on our current forecast of the ABO at the end of 2003, assuming a discount rate of 6.0%, and assuming the fair market value of our pension plan assets at year end will be equal to their value as of September 30, 2003, we anticipate that equity will be further reduced by approximately $25 million due to an increase in the additional minimum pension liability. Additionally, based on our current forecast, we expect pension and postretirement medical expense for 2004 to be approximately $35 million higher than in 2003.

The tax rate on earnings, excluding charges for restructuring and the asbestos settlement, in the first nine months of 2003 and 2002 was 36%. Including the tax benefit of the restructuring charges and the asbestos settlement, the overall effective tax rate was 35.8% and 34.4% for the first nine months of 2003 and 2002, respectively. Continued growth of our earnings in lower tax rate jurisdictions such as Asia and parts of Europe could lead to a lower tax rate in the future.

In order to reduce the risks associated with volatile prices for natural gas, the Company continues to use hedging. As of September 30, 2003, we have a small portion of our 2004 requirements hedged at prices below $5.00 per million British thermal units.

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

It is PPG’s policy to accrue expenses for environmental contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Reserves for environmental contingencies are exclusive of claims against third parties and are generally not discounted. As of September 30, 2003 and December 31, 2002, PPG had reserves for environmental contingencies totaling $89 million and $87 million, respectively. Pretax charges against income for environmental remediation costs for the three and nine months ended September 30, 2003 totaled $12 million and $14 million, respectively, and $2 million and $10 million, respectively, for the three and nine months ended September 30, 2002, and are included in “Other – net” in the accompanying condensed statement of income. Cash outlays related to such environmental remediation for the nine months ended September 30, 2003 and 2002 aggregated $12 million and $18 million, respectively.

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

Although the unreserved exposure to future loss relates to all sites, a significant portion of such exposure involves three operating plant sites in our chemicals segment. Initial remedial actions are occurring at these sites. Studies to determine the nature of the contamination are reaching completion and the need for additional remedial actions, if any, is presently being evaluated. The loss contingencies related to the remaining portion of such unreserved exposure include significant unresolved issues such as the nature and extent of contamination, if any, at these other sites and the methods that may have to be employed should remediation be required. The most significant of these other sites is the Calcasieu River estuary, near our Lake Charles, La. chemicals plant. The U.S. Environmental Protection Agency (USEPA) has completed investigation of contamination levels in the Calcasieu River estuary and issued a Final Remedial Investigation Report in September 2003, which incorporates the Human Health and Ecological Risk Assessments, indicating that elevated levels of risk exist in the estuary. PPG is negotiating with the Louisiana Department of Environmental Quality and other parties to fund a feasibility study. Based upon the results of the feasibility study, an evaluation will be made to determine, what, if any, role PPG would have with respect to future remedial actions.

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

In June 2003, our partner in a fiber glass joint venture in South America filed for bankruptcy. Upon resolution of the bankruptcy proceedings, the partner’s ownership interest may transfer to one of its senior secured creditors or be sold. While PPG expects operations at the joint venture to continue, the Company is currently evaluating its options with respect to this venture, which include its sale or the liquidation of the venture. Should liquidation occur, PPG’s exposure to loss would be limited to $10 million, which includes a combination of the Company’s investment, outstanding receivables and a loan guarantee related to this venture.

Financial Resources

Cash from operating activities for the nine months ended September 30, 2003 was $770 million compared with $592 million for the comparable period of 2002. Cash from operations and the Company’s debt capacity have been and are expected to continue to be sufficient to fund capital spending, dividend payments, contributions to pension plans, amounts due under the asbestos settlement and operating requirements.

The decrease in total debt during the first nine months of 2003 is due primarily to the repayment of various non-U.S. debt obligations.

Although improvements in the equity markets have occurred during 2003, the discount rates continue to decline and as a result, we do not expect the underfunded status of our defined benefit pension plans to be significantly different than that at December 31, 2002; nevertheless, our current estimate under existing U.S. pension funding regulations is that with available funding credits there will be no mandatory pension funding requirement until 2006 at the earliest. However, the Company chose to make a voluntary contribution of $22 million to the U.S. pension plans during the third quarter of 2003. No further contributions to the U.S. pension plans are contemplated at this time.

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

PPG had non-US dollar denominated debt of $39 million as of September 30, 2003 and $317 million as of December 31, 2002. A weakening of the U.S. dollar by 10% against European currencies and by 20% against Asian and South American currencies would have resulted in unrealized translation losses of approximately $9 million as of September 30, 2003.

Item 4.	Controls and Procedures

a.	Evaluation of disclosure controls and procedures. Based on their evaluation as of the end of the period covered by this Form 10-Q, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

b.	Changes in internal control over financial reporting. There were no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In the Company’s Form 10-Q for the quarter ended March 31, 2003, it was reported that, in March 2003, the United States Environmental Protection Agency, Region 6 (USEPA) had informed PPG that the USEPA would seek penalties from PPG relating to a comprehensive inspection of PPG’s Lake Charles, Louisiana facility conducted in May and June of 1999. In September 2003, PPG and the USEPA entered into a Consent Agreement and Final Order under which PPG will pay a civil penalty of $99,000 and implement a supplemental environmental project settling this matter.

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

Under the Company’s Deferred Compensation Plan for Directors, each Director must defer receipt of such compensation as the Board mandates. Currently, the Board mandates deferral of one-third of each payment of the basic annual retainer of each Director. Each Director may also elect to defer the receipt of (i) an additional one-third of each payment of the basic annual retainer, (ii) all of the basic annual retainer, or (iii) all compensation. All deferred payments are held in the form of Common Stock Equivalents. Payments out of the deferred accounts are made in the form of Common Stock of the Company (and cash as to any fractional Common Stock Equivalent). In the third quarter of 2003, the Directors, as a group, were credited with 1,071 Common Stock Equivalents under this Plan. The values of the Common Stock Equivalents, when credited, ranged from $52.22 to $56.47.

The Directors’ Common Stock Plan is only applicable to two retired Directors. For those Directors, the Common Stock Equivalents held in their account will be converted to and paid in Common Stock of the Company (and cash as to any fractional Common Stock Equivalent). In the third quarter of 2003, those two retired Directors received dividend equivalents in the form of 31 Common Stock Equivalents under this plan. The value of each Common Stock Equivalents, when credited, was $54.43.

Item 5.	Other Information

The Company’s chief executive officer and chief financial officer have provided the certifications with respect to this Form 10-Q that are required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. These certifications have been filed as Exhibits 31.1 and 31.2 and Exhibits 32.1 and 32.2, respectively.

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

12	Computation of Ratio of Earnings to Fixed Charges for the Nine Months Ended September 30, 2003 and for the Five Years Ended December 31, 2002.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Items referred to in Exhibit 10 and incorporated by reference are either management contracts, compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 601 of Regulation S-K.

b.	Reports on Form 8-K

1.	The Company filed a Form 8-K relating to a press release dated October 16, 2003. The release announced the Company’s third quarter 2003 financial results.

2.	The Company filed a Form 8-K issuing a press release dated October 16, 2003. The press release announced that Victoria F. Haynes, president and chief operating officer of Research Triangle Institute, has been elected a member of PPG’s Board of Directors.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PPG INDUSTRIES, INC.
(Registrant)

Date: November 3, 2003	By	/s/ W. H. Hernandez
W. H. Hernandez Senior Vice President, Finance (Principal Financial and Accounting Officer and Duly Authorized Officer)

PPG INDUSTRIES, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit Number	Description

12	Computation of Ratio of Earnings to Fixed Charges for the Nine Months Ended September 30, 2003 and for the Five Years Ended December 31, 2002.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.