Form 10-K
period 2003-12-31
PPG INDUSTRIES INC
filed 2004-02-20
CIK 79879

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

The aggregate market value of common stock held by non-affiliates as of June 30, 2003 was $8,599 million.

As of January 31, 2004, 171,231,226 shares of the Registrant’s common stock, with a par value of $1.66 2/3 per share, were outstanding. As of that date, the aggregate market value of common stock held by non-affiliates was $9,950 million.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated By Reference In Part No.
Portions of PPG Industries, Inc. Proxy Statement for its 2004 Annual Meeting of Shareholders	III

2003 Annual Report and Form 10-K    •    PPG Industries, Inc.            9

PPG INDUSTRIES, INC.

AND CONSOLIDATED SUBSIDIARIES

As used in this report, the terms “PPG,” “Company,” and “Registrant” mean PPG Industries, Inc. and its subsidiaries, taken as a whole, unless the context indicates otherwise.

Note on Incorporation by Reference

Throughout this report, various information and data are incorporated by reference to the Company’s 2003 Annual Report (hereinafter referred to as “the Annual Report”). Any reference in this report to disclosures in the Annual Report shall constitute incorporation by reference only of that specific information and data into this Form 10-K.

10            2003 Annual Report and Form 10-K    •    PPG Industries, Inc.

Part I

Item 1. Business

PPG Industries, Inc., incorporated in Pennsylvania in 1883, is comprised of three basic business segments: coatings, glass and chemicals. Within these business segments, PPG has followed a program of directing its resources of people, capital and technology into selected areas to build upon positions of leadership. Areas in which resources have been focused are industrial, aerospace, packaging, architectural, automotive original and refinish coatings; flat glass, automotive original and replacement glass, and continuous-strand fiber glass; and chlor-alkali and specialty chemicals. Each of the businesses in which PPG is engaged is highly competitive. However, the diversification of product lines and worldwide markets served tend to minimize the impact on PPG’s total sales and earnings of changes in demand for a particular product line or in a particular geographic area. Reference is made to Note 22, “Business Segment Information,” under Item 8 of this Form 10-K for financial information relating to business segments.

Coatings

PPG is a major supplier of protective and decorative coatings. The coatings business involves the supply of protective and decorative finishes for industrial equipment, appliances and packaging; factory-finished aluminum extrusions and coils; aircraft; automotive original equipment; and other industrial and consumer products. In addition to supplying finishes to the automotive original equipment market, PPG supplies automotive refinishes to the aftermarket. PPG is also using its product knowledge and experience to provide services to certain of its customers that extend beyond the sale of PPG products. PPG revenues from these service solutions, excluding the related sale of PPG products, were small in 2003 but are expected to be a source of future growth. The coatings industry is highly competitive and consists of a few large firms with global presence and many smaller firms serving local or regional markets. PPG competes in its primary markets with the world’s largest coatings companies, most of which have global operations, and many smaller regional coatings companies. Product development, innovation, quality and technical and customer service have been stressed by PPG and have been significant factors in developing an important supplier position by PPG’s coatings business.

In the industrial and automotive original portions of the coatings business, PPG sells directly to a variety of manufacturing companies. Industrial and automotive original coatings are formulated specifically for the customer’s needs and application methods. PPG also supplies adhesives and sealants for the automotive industry and metal pretreatments and related chemicals for industrial and automotive applications. The packaging portion of the coatings business supplies finishes for aerosol, food and beverage containers for consumer products. The automotive refinish business produces coatings products for automotive repair and refurbishing and specialty coatings for sign and fleet markets. Its products are sold primarily through distributors. Product performance, technology, quality and technical and customer service are major competitive factors in these coatings businesses.

The architectural finishes business consists primarily of coatings used by painting and maintenance contractors and by consumers for decoration and maintenance. PPG’s products are sold through company-owned stores, home centers, mass merchandisers, paint dealers, independent distributors, and directly to customers. Price, quality, distribution and brand recognition are key competitive factors in the architectural finishes market.

The aerospace business primarily supplies coatings, sealants and transparencies for aircraft serving the commercial, military and general aviation markets as well as sealants for architectural insulating glass units. The aerospace business distributes products directly to aircraft manufacturers, maintenance and aftermarket customers around the world.

The coatings businesses operate production facilities around the world. North American production facilities consist of 22 plants in the United States, two in Canada and one in Mexico. The three largest facilities in the United States are the Delaware, Ohio, plant, which primarily produces automotive refinishes and certain automotive original and industrial coatings; the Oak Creek, Wis., plant, which primarily produces industrial coatings and certain automotive original coatings; and the Cleveland, Ohio, plant, which primarily produces automotive original coatings. Outside North America, PPG operates five plants in Italy, three plants each in China, Germany and Spain, two plants each in Brazil, England and France, and one plant each in Argentina, Australia, Malaysia, the Netherlands, Thailand and Turkey. PPG owns equity interests in operations in Canada, India, South Korea and Taiwan. Additionally, the automotive coatings business operates seven service centers in the United States, two each in Mexico and Poland, and one each in Argentina, Canada, France and Portugal to provide just-in-time delivery and service to selected automotive assembly plants. Fifteen training centers each in the United States and Europe, 12 in Asia, three in South America, two in Canada, and one in Mexico are in operation. These centers provide training for automotive aftermarket refinish customers. The aerospace business operates a global network of 13 application support centers that provide customer technical support, on-time delivery of products, and improvements to customer efficiency and productivity. Also, four automotive original coatings application centers throughout the world that provide testing facilities for customer paint processes and new products are in operation. The average number of persons employed by the coatings segment during 2003 was 15,900.

2003 Annual Report and Form 10-K    •    PPG Industries, Inc.            11

Glass

PPG is one of the major producers of flat glass, fabricated glass and continuous-strand fiber glass in the world. PPG’s major markets are residential and commercial construction, the furniture and electronics industries, automotive original equipment, automotive replacement and other markets. Most glass products are sold directly to manufacturing and construction companies, although in many instances products are sold directly to independent distributors and through PPG distribution outlets. PPG manufactures flat glass by the float process and fiber glass by the continuous-strand process. PPG also provides claims processing services to insurance companies and the automotive after market through its wholly-owned subsidiary LYNX Services, L.L.C.

The bases for competition are price, quality, technology and customer service. The Company competes with six major producers of flat glass, six major producers of fabricated glass and three major producers of fiber glass throughout the world. In certain glass and fiber glass markets, there is increasing competition from other producers in low labor cost countries.

PPG’s principal glass production facilities are in North America and Europe. Fourteen plants operate in the United States, of which six produce automotive original and replacement glass products, five produce flat glass, and three produce fiber glass products. There are three plants in Canada, two of which produce automotive original and replacement glass products and one produces flat glass. One plant each in England and the Netherlands produces fiber glass. PPG owns equity interests in operations in China, Mexico, Taiwan, the United States and Venezuela and a majority interest in a glass distribution company in Japan. Additionally, there are four satellite operations in the United States, two satellite operations in Canada and one in Mexico that provide limited fabricating or assembly and just-in-time product delivery to selected automotive customer locations, one satellite coating facility in the United States for flat glass products and one satellite tempering and fabrication facility in the United States for flat glass products. There are also three insurance claim management centers. The average number of persons employed by the glass segment during 2003 was 11,300.

Chemicals

PPG is a major producer and marketer of chlor-alkali chemicals and a supplier of specialty chemicals. The primary chlor-alkali products are chlorine, caustic soda, vinyl chloride monomer, chlorinated solvents, chlorinated benzenes and calcium hypochlorite. Most of these products are sold directly to manufacturing companies in the chemical processing, rubber and plastics, paper, minerals, metals, and water treatment industries. The primary products of PPG’s specialty chemicals businesses are Transitions® lenses; optical monomers; amorphous silicas for tire, battery separator, and other businesses; and Teslin® synthetic printing sheet; advanced intermediates and bulk active ingredients for the pharmaceutical industry; and phosgene derivatives used in plastics, agricultural, pharmaceutical and other industries. Transitions® lenses are manufactured and distributed by PPG’s 51%-owned joint venture with Essilor International.

PPG competes with six other major producers of chlor-alkali products. Price, product availability, product quality and customer service are the key competitive factors. In the specialty chemicals area, PPG’s market share varies greatly by business; product quality and performance and technical service are the most critical competitive factors.

The chemicals businesses operate production facilities around the world including five plants in the United States and one each in Canada and Mexico. The two largest facilities, located in Lake Charles, La., and Natrium, W. Va., primarily produce chlor-alkali products. Outside North America, PPG operates two plants in France and one each in Australia, Brazil, Ireland, the Netherlands, Taiwan and the Philippines. PPG owns equity interests in operations in Japan and the United States. The average number of persons employed by the chemicals segment during 2003 was 4,600.

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

Research and Development

Research and development costs, including depreciation of research facilities, during 2003, 2002 and 2001 were $306 million, $289 million and $283 million, respectively. PPG owns and operates several research and development facilities to conduct research and development involving new and improved products and processes. Additional process and product research and development work is also undertaken at many of the Company’s manufacturing plants.

Patents

PPG considers patent protection to be important. The Company’s business segments are not materially dependent upon any single patent or group of related patents. PPG received $29 million in 2003 and $26 million in 2002 and 2001 from royalties and the sale of technical know-how.

12            2003 Annual Report and Form 10-K    •    PPG Industries, Inc.

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

Employee Relations

The average number of persons employed worldwide by PPG during 2003 was 32,900. The Company has numerous collective bargaining agreements throughout the world and believes it will be able to renegotiate any such agreements on satisfactory terms. The Company believes it has good relationships with its employees.

Environmental Matters

Like other companies, PPG is subject to the existing and evolving standards relating to the protection of the environment. Capital expenditures for environmental control projects were $9 million in 2003, $8 million in 2002 and $22 million in 2001. It is expected that expenditures for such projects in 2004 will approximate $14 million. Although future capital expenditures are difficult to estimate accurately because of constantly changing regulatory standards and policies, it can be anticipated that environmental control standards will become increasingly stringent and costly.

PPG is negotiating with various government agencies concerning 89 current and former manufacturing sites, and offsite waste disposal locations, including 23 sites on the National Priority List (NPL). The number of sites is comparable with the prior year. While PPG is not generally a major contributor of wastes to these offsite waste disposal locations, each potentially responsible party may face governmental agency assertions of joint and several liability. Generally, however, a final allocation of costs is made based on relative contributions of wastes to the site. There is a wide range of cost estimates for cleanup of these sites, due largely to uncertainties as to the nature and extent of their condition and the methods that may have to be employed for their remediation. The Company has established reserves for those sites where it is probable that a liability has been incurred and the amount can be reasonably estimated. As of Dec. 31, 2003 and 2002, PPG had reserves for environmental contingencies totaling $92 million and $87million, respectively. Pretax charges against income for environmental remediation costs in 2003, 2002 and 2001 totaled $21 million, $15 million and $29 million, respectively.

The Company’s experience to date regarding environmental matters leads PPG to believe that it will have continuing expenditures for compliance with provisions regulating the protection of the environment and for present and future remediation efforts at waste and plant sites. Management anticipates that such expenditures will occur over an extended period of time. Over the past 10 years the pretax charges against income have ranged between $10 million and $49 million per year. We anticipate that charges against income in 2004 will be within that range. It is possible, however, that technological, regulatory and enforcement developments, the results of environmental studies and other factors could alter this expectation. In management’s opinion, the Company operates in an environmentally sound manner, is well positioned, relative to environmental matters, within the industries in which it operates, and the outcome of these environmental contingencies will not have a material adverse effect on PPG’s financial position or liquidity. See Note 13, “Commitments and Contingent Liabilities,” under Item 8 of this Form 10-K for additional information related to environmental matters.

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

2003 Annual Report and Form 10-K    •    PPG Industries, Inc.            13

and other third parties with respect to actual and contingent losses related to environmental, asbestos and other matters.

The result of any future litigation of such lawsuits and claims is inherently unpredictable. However, management believes that, in the aggregate, the outcome of all lawsuits and claims involving PPG, including asbestos-related claims in the event the settlement described below does not become effective, will not have a material effect on PPG’s consolidated financial position or liquidity; however, any such outcome may be material to the results of operations of any particular period in which costs, if any, are recognized.

The Company has been named as a defendant, along with various co-defendants, in a number of antitrust lawsuits filed in federal and state courts by various plaintiffs. These suits allege PPG was involved with competitors in fixing prices and allocating markets for the automotive refinish industry and for certain glass products. Twenty-nine glass antitrust cases were filed in federal courts, all of which have been consolidated in the U.S. District Court for the Western District of Pennsylvania located in Pittsburgh, Pa., and the Court has ruled that the case may proceed as a class action. All of the initial defendants in the glass class action antitrust case, other than PPG, have entered into settlement agreements with the plaintiffs. On May 29, 2003, the Court granted PPG’s motion for summary judgment dismissing the claims against PPG in the glass class action antitrust case. The plaintiffs in that case have appealed that order to the U.S. Third Circuit Court of Appeals.

In addition, approximately 60 cases alleging antitrust violations in the automotive refinish industry have been filed in various state and federal jurisdictions. The approximately 55 federal cases have been consolidated in the U.S. District Court for the Eastern District of Pennsylvania located in Philadelphia, Pa., but these proceedings are still at an early stage. The other state cases have either been stayed pending resolution of the federal proceedings or have been dismissed. The plaintiffs in these various cases are seeking economic and treble damages and injunctive relief. PPG believes it has meritorious defenses in these lawsuits.

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

For over years, PPG has been a defendant in lawsuits involving claims alleging personal injury from exposure to asbestos. For a description of asbestos litigation affecting the Company and the terms and status of the proposed PPG Settlement Arrangement announced May 14, 2002, see Note 13, “Commitments and Contingent Liabilities,” under Item 8 of this Form 10-K.

Over the past several years, the Company and others have been named as defendants in several cases in various jurisdictions claiming damages related to exposure to lead and remediation of lead-based coatings applications. PPG has been dismissed as a defendant from most of these lawsuits and has never been found liable in any of these cases.

Item 4. Submission of Matters to a Vote of Security Holders

None.

14            2003 Annual Report and Form 10-K    •    PPG Industries, Inc.

Part II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

The information required by Item 5 regarding market information, including stock exchange listings and quarterly stock market prices, dividends and holders of common stock is included in Exhibit 99.1 filed with this Form 10-K and is incorporated herein by reference. This information is also included in the PPG Shareholder Information on page 61 of the Annual Report.

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

Under the Company’s Deferred Compensation Plan for Directors, each Director must defer receipt of such compensation as the Board mandates. Currently, the Board mandates deferral of one-third of the annual retainer of each Director. Each Director may also elect to defer the receipt of additional amounts of their Director’s compensation. All deferred payments are held in the form of Common Stock Equivalents. Payments out of the deferred accounts are made in the form of Common Stock of the Company (and cash as to any fractional Common Stock Equivalent). The Directors, as a group, were credited with 10,607; 8,217 and 8,545 Common Stock Equivalents in 2003, 2002 and 2001, respectively, under this plan. The values of the Common Stock Equivalents, when credited, ranged from $43.47 to $64.02 in 2003, $44.70 to $57.68 in 2002 and $45.10 to $54.95 in 2001.

Under the Directors’ Common Stock Plan, each Director who neither is, nor was, an employee of the Company was credited with Common Stock Equivalents worth one-half of the Director’s basic annual retainer. Effective Jan. 1, 2003, active Directors no longer participate in the Directors’ Common Stock Plan. On that date, the Common Stock Equivalents held in each active Directors’ account in the Directors’ Common Stock Plan were transferred to their accounts in the Deferred Compensation Plan for Directors. On Dec. 31, 2003, there were only two retired Directors with accounts remaining in the Directors’ Common Stock Plan. For one retired Director, the Common Stock Equivalents are converted to cash at the fair market value of the common stock and paid in cash. For the other retired Director, the Common Stock Equivalents are converted into and paid in Common Stock of the Company (and cash as to any fractional Common Stock Equivalent). The Directors, as a group, received 141; 3,325 and 3,820 Common Stock Equivalents in 2003, 2002 and 2001, respectively, under this plan. The values of those Common Stock Equivalents, when credited, ranged from $43.47 to $62.74 in 2003, $48.73 to $57.68 in 2002 and $45.10 to $54.70 in 2001.

2003 Annual Report and Form 10-K    •    PPG Industries, Inc.            15

The plans described in the footnotes below and filed as Exhibits 10, 10.1, 10.2, 10.3 and 10.4 to this Form 10-K are incorporated by reference in their entirety. The following table provides information as of Dec. 31, 2003 regarding the number of shares of PPG Common Stock that may be issued under PPG’s equity compensation plans.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	12,426,363		$54.29	14,386,707
Equity compensation plans not approved by security holders(2)	2,805,815		70.00	256,151

Total(4)	15,232,178	(3)	$56.71	14,642,858

(1)	Included in this information are the following plans and related number of securities available for future issuance under these plans: PPG Stock Plan (11,953,100 shares – see Note 18, “Stock-Based Compensation,” under Item 8 of this Form 10-K), Executive Officers Total Shareholder Return Plan (983,628 shares), Total Shareholder Return Plan (1,356,070 shares) and Executive Officers Annual Incentive Compensation Plan (93,909 shares).
(2)	Plans not approved by security holders include the following:

Incentive Compensation and Management Award Plans – both annual bonus plans. The Incentive Compensation Plan applies to approved senior Company managers. The Management Award Plan covers additional approved managers who do not participate in the Incentive Compensation Plan. A participant may receive a bonus under the applicable plan based on individual performance and business unit and corporate financial performance. Bonuses can be paid in cash or shares of PPG stock or a combination of both. The Incentive Compensation Plan was approved by shareholders in 1980. The Management Award Plan has not been approved by shareholders. One pool of shares is available for issuance to pay awards under both Plans. As of Dec. 31, 2003, there were 111,083 shares available for future issuance under both plans.

PPG Deferred Compensation Plan – allows employees who participate in certain long-term incentive plans and annual bonus plans to defer the receipt of their awards under those plans as well as up to 50% of their salary. Deferrals are credited to phantom investment accounts, which include a phantom PPG stock account, selected by the participant, which are similar to investments available under PPG’s Employee Savings Plan, which is a 401(k) plan. Amounts credited to the PPG stock account are held as Common Stock Equivalents which have the same characteristics as those described above for the Deferred Compensation Plan for Directors. Payments from the phantom PPG stock account are made in the form of PPG Common Stock (and cash as to any fractional Common Stock Equivalent). As of Dec.31, 2003, there were 47,849 shares available for future issuance under this plan.

Challenge 2000 Stock Plan – a broad-based stock option plan under which on July 1, 1998, the Company granted to substantially all active employees of the Company and its majority owned subsidiaries the option to purchase 100 shares of common stock at its then fair market value of $70 per share. Options are exercisable beginning July 1, 2003 and expire on June 30, 2008.

Employee Recognition Program – provides a method to recognize and reward employees for special efforts or innovative actions. Officers and directors may not receive awards under this program. Awards can be made in the form of cash or stock. The Board of Directors has authorized a pool of shares of Common Stock, which can be used for awards under the program. As of Dec. 31, 2003, there were 47,219 shares available for future issuance under the program.

Employee Recruiting Program – allows the Officers-Directors Compensation Committee of the Board of Directors or the Company’s Compensation and Employee Benefits Committee to grant awards of shares of PPG Common Stock or cash, or a combination of both, to persons in order to attract them to work for the Company. The Board of Directors has authorized a pool of shares of Common Stock, which can be used for awards under the program. As of Dec. 31, 2003, there were 50,000 shares available for future issuance under the program.

(3)	This total includes 14,688,963 options outstanding under the PPG Stock Plan and Challenge 2000 Stock Plan (see Note 18, “Stock-Based Compensation,” under Item 8 of this Form 10-K) and 543,215 shares under other equity compensation plans not approved by security holders.
(4)	The total number of shares to be issued under the PPG Deferred Compensation Plan and the Deferred Compensation Plan for Directors was 541,083 and the total number of shares available for future issuance under those plans was 47,849.

Item 6. Selected Financial Data

The information required by Item 6 regarding the selected financial data for the five years ended Dec. 31, 2003 is included in Exhibit 99.2 filed with this Form 10-K and is incorporated herein by reference. This information is also reported in the Eleven-Year Digest on page 60 of the Annual Report under the captions net sales, income (loss) before accounting changes, cumulative effect of accounting changes, net income (loss), earnings (loss) per common share before accounting changes, cumulative effect of accounting changes on earnings (loss) per common share, earnings (loss) per common share, earnings (loss) per common share – assuming dilution, dividends per share, total assets and long-term debt for the years 1999 through 2003.

16            2003 Annual Report and Form 10-K    •    PPG Industries, Inc.

Management’s Discussion and Analysis

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Performance in 2003 Compared with 2002

Overall Performance

Our sales increased 9% to $8.8 billion in 2003 from $8.1 billion in 2002. Sales increased 4% due to the positive effects of foreign currency translation, primarily from our European operations, 3% due to improved volumes across all of our business segments and 2% due to higher selling prices, primarily in our chemicals segment.

The gross profit percentage decreased slightly to 36.9% in 2003 from 37.2% in 2002. Higher pension and postretirement medical costs across all of our business segments, higher energy costs in our glass and chemicals segments and inflationary cost increases were offset by higher selling prices in our chemicals segment and the benefits realized from improved manufacturing efficiencies in our coatings and glass segments.

Net income (loss) and earnings (loss) per share — diluted for 2003 and 2002 are presented in the following table along with the more significant charges that were included in those amounts.

	2003		2002
(Millions, except per share amounts)	Net income	Earnings per share – diluted	Net (loss) income	(Loss) earnings per share – diluted
Net income (loss)	$494	$2.89	$(69)	$(0.41)
Included in net income (loss) are the following significant charges, net of tax:
Asbestos settlement — net (See Note 13)	23	0.14	484	2.85
Restructuring and other related activities (See Note 2)	2	0.01	52	0.31
Cumulative effect of accounting change (See Note 1)	6	0.03	9	0.05

The notes referenced in the above table are found under Item 8 of this Form 10-K.

Net income for 2003 compared to 2002 was $563 million higher. The significant charges in the table above account for $514 million of this change. The remaining $49 million increase in net income was due to a combination of factors. The factors causing 2003 net income to be higher were higher selling prices in our chemicals segment, higher sales volumes across all of our business segments, the favorable effects of foreign currency translation, primarily from our European operations, improved manufacturing efficiencies and lower overhead costs in our coatings and glass segments, the gain on the sale of certain non-strategic assets, including marketable securities, and lower interest expense due to lower debt levels in 2003. Higher pension and postretirement medical costs across all of our business segments, higher energy costs in our glass and chemicals segments and the negative effects of inflation were factors reducing 2003 net income.

Results of Business Segments

	Net sales		Operating income
(Millions)	2003	2002	2003	2002
Coatings	$4,835	$4,482	$707	$605
Glass	2,150	2,071	71	143
Chemicals	1,771	1,514	232	124
Corporate	—	—	(32)	(26)

Total	$8,756	$8,067	$978	$846

Coatings sales increased $353 million or 8% in 2003. Sales increased 6% due to the positive effects of foreign currency translation, primarily from our European operations and 2% from improved volumes primarily from our aerospace, architectural, automotive and industrial businesses. Lower pricing in our automotive business offset higher pricing in our other coatings businesses. Operating income increased $102 million in 2003. Operating income in 2003 and 2002 included pretax restructuring and other related costs of $2 million and $73 million, respectively. Factors increasing operating income were lower restructuring costs in 2003, the higher sales volumes described above, improved manufacturing efficiencies, the favorable effects of foreign currency translation and lower overhead costs. Factors decreasing operating income were inflationary cost increases and higher pension and postretirement medical costs.

Glass sales increased $79 million or 4% in 2003. Sales increased 4% from improved volumes primarily from our automotive original equipment, automotive replacement glass and flat glass businesses, net of lower volumes from our fiber glass business. Sales also increased 3% due to the positive effects of foreign currency translation, primarily from our European fiber glass operations. These sales increases were offset by a 3% decline due to lower selling prices from our automotive original equipment, automotive replacement glass and fiber glass businesses. Operating income decreased $72 million in 2003. Operating income in 2003 and 2002 included pretax restructuring and other related costs of $2 million and $1 million, respectively. Factors decreasing operating income were lower selling prices of $68 million, higher pension and postretirement medical costs of $65 million and higher energy costs of $30 million. Factors increasing operating income in 2003 by $91 million were the improved manufacturing efficiencies, lower overhead costs, the higher sales volumes described above and the favorable effects of foreign currency translation. Our fiber glass business continues to experience significant sales and earnings declines principally as a result of global industry overcapacity, which has led to substantially lower pricing.

2003 Annual Report and Form 10-K    •    PPG Industries, Inc.            17

Management’s Discussion and Analysis

Chemicals sales increased $257 million or 17% in 2003. Sales increased 13% from higher selling prices for our commodity products. Sales also increased 3% due to the positive effects of foreign currency translation, primarily from our European operations and 1% from higher optical, fine and silicas products volumes, net of lower commodity volumes. Operating income increased $108 million in 2003. Operating income in 2002 included pretax restructuring and other related costs of $1 million. Higher commodity product pricing in 2003 increased operating earnings by $200 million while higher energy and pension and postretirement medical costs decreased operating earnings by $70 million and $18 million, respectively.

Other Significant Factors

The Company’s pretax earnings in 2003 included net periodic pension expense of $176 million compared to $54 million in 2002. The increase in pension costs is due primarily to a decrease in the market value of pension plan assets through the end of 2002, a reduction in the expected return on plan assets assumption for 2003 and the amortization of accumulated actuarial losses. In addition, the cost of other postretirement benefits in 2003 was $115 million compared to $91 million in 2002. On a combined basis, the increase in net periodic benefit cost of $146 million was $52 million for the coatings segment, $65 million for the glass segment, $18 million for the chemicals segment and $11 million for corporate.

Although the majority of the Company’s defined benefit plans continued to be underfunded on an accumulated benefit obligation (ABO) basis as of Dec. 31, 2003, the underfunded amount was lower, which resulted in an increase in shareholders’ equity through a decrease in the accumulated other comprehensive income of $147 million, aftertax. See Note 12, “Pensions and Other Postretirement Benefits,” under Item 8 of this Form 10-K for additional information.

The effective tax rate for 2003 was approximately 35% and is expected to be the same for 2004.

Outlook

The U.S. economy continued to gain strength in late 2003. Consumer confidence, buoyed by tax cuts, low interest rates and overall improvements in the U.S. equity markets, improved during the year, particularly during the fourth quarter. The commercial construction sector remained at very low levels, but has been showing signs of improvement throughout the second half of the year. Increases in industrial production have been positive since July; however, for the full year, growth was only slightly positive. Strong consumer confidence has been a key driver of the current economic recovery, including its impact on automotive sales. European automotive markets were weak at the beginning of the year but have improved although, as with the U.S. markets, sales were below the high levels of the past few years. As the new year begins, the economic reports suggest that the U.S. economy is poised for growth, extending the improvement that was seen in the second half of the year.

For 2004, we expect the U.S. economy to settle into a more stable pattern in terms of quarterly GDP growth compared to 2003. Interest rates should remain at historically low levels much of this year and continue to support economic expansion. Increasing values of stock portfolios are likely to be a positive factor while the benefit from households refinancing their debt is unlikely to provide the same boost as it has during the industrial slowdown of the past few years.

Overall global economic growth in 2004 is expected to reach its highest level since 2000, possibly exceeding three percent in terms of real GDP growth. Growth in Europe is likely to be negatively impacted by the strength of the euro, which hit a new all-time high against the U.S. dollar in January of 2004. Economic growth in South America will probably remain relatively slow compared to most other regions. The Asian market should once again post solid growth, especially in China. The Chinese economy is the fastest growing of the world’s ten largest economies, with production of vehicles and consumer goods increasing at significant rates. While this provides an attractive market for our coatings products, it also encourages expansion of production in the region, which in turn contributes to the downward price pressure on some of our glass and fiber glass businesses, where there is excess global capacity and we compete against products produced in China and other low labor cost markets.

While we have consistently focused on reducing our costs, we continue to be challenged by high and rising costs for employee benefits, particularly pensions and medical. Prior to 2001, our pension income more than offset retiree medical costs. In 2003 pension expense combined with other postretirement benefit costs were nearly $300 million. This increase in costs results from a combination of the decline in the market value of the company’s pension plans assets, due primarily to negative investment returns in the U.S. equity market during 2000 – 2002, a reduction in our expected future rate of return on pension plan assets, lower discount rate assumption and rising medical costs, particularly for prescription drugs. This cost increase translates to about $1.19 per share in lower earnings in 2003 compared with 2000. While the current low interest rate environment is expected to continue, which raises the present value of future benefit obligations, there was some brighter news in 2003 with respect to our U.S. pension plans as a result of an actual return on plan assets for the year of a little more than 25%. Consequently, the underfunded status of these plans was reduced, along with our recorded minimum pension liability. Additionally, even though the plans continue to be underfunded, we will not be required to make a mandatory funding contribution to the U.S. plans under Pension Benefit Guarantee Corporation or IRS regulations until at least 2007, even if our plan assets stay flat with December 2003 levels. These developments are also good news for 2004 pension costs which are currently estimated to be slightly less than those in 2003. Other postretirement benefit costs, however, in 2004 are expected to be about $15 million higher than last year. This increase in costs does not include the benefit of any anticipated reductions

18            2003 Annual Report and Form 10-K    •    PPG Industries, Inc.

Management’s Discussion and Analysis

as a result of the implementation of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). PPG is currently evaluating the provisions of the Act and its potential impact to our postretirement medical plans which we believe will ultimately reduce our accumulated postretirement benefit obligation and other postretirement benefit costs.

High natural gas costs in North America continue to be a drag on earnings. Changes in natural gas prices have a significant impact on the operating performance of our chemicals and glass segments. Each one-dollar change in the price of natural gas per mmbtu (million British thermal units) would have a direct impact of approximately $60 million to $70 million on our annual operating costs. It is difficult to predict future natural gas prices, which continue to be high and volatile. In order to reduce the risks associated with volatile prices, we use a number of techniques, which include reducing consumption through improved manufacturing processes, switching to alternative fuels and hedging. As of Dec. 31, 2003, we had hedged approximately ten percent of our anticipated natural gas requirements for 2004 at an average price of $4.80 per mmbtu. Factoring in the expected benefit from these hedges, based on an average cost for January and February 2004 of approximately $6.00, the average cost for natural gas in the first quarter of 2004 would be approximately $5.90 per mmbtu, or an increase of about 6% over the average cost of natural gas in the first quarter of 2003.

In 2004, we see the potential for increases in the prices for raw materials used in our coatings businesses, especially as the economic expansion begins to gain momentum. At the same time the anticipated growth in industrial production may strengthen the end use markets of our chlor-alkali customers and support higher ECU prices, which had declined at the end of 2003 even though they rose significantly for the full year compared with 2002.

We expect to remain focused in 2004 on serving our customer needs, investing in technology to bring new products to market and reducing our costs. Further, we have a demonstrated track record of generating cash, as evidenced by the $3.1 billion in cash from operating activities over the 2001 – 2003 time period. After capital spending, which we have managed tightly, and payment of dividends to our shareholders, we have been directing our cash flow to reduce debt by more than $1.3 billion over the past three years. We plan to use our cash in a similar manner in 2004.

We are well positioned to face the challenges that come our way during 2004. We remain confident that our focus on growing revenues while continuously working to improve our manufacturing efficiencies and lower our costs will enable PPG to once again take advantage of economic growth, both in the U.S. and international markets.

Accounting Standard Adopted in 2004

Effective Jan. 1, 2004, we adopted the fair value method of recording stock-based compensation, as defined in Statement of Financial Accounting Standards (SFAS) No. 123, for stock options awarded to employees after the date of adoption and for previously issued stock options that were not vested as of Jan. 1, 2004 using the modified prospective transition method. We expect the impact of adoption to increase 2004 stock-based compensation expense by approximately $10 million, aftertax, or $0.06 per share. This impact reflects the fact that beginning in 2004 stock option grants under the PPG Stock Plan will vest three years after the date of grant. Previously, original grants of stock options under this plan vested after one year. As a result of this vesting provision and assuming the number of options granted in 2004 and 2005 and the fair value of those options is comparable to those granted in 2003, the impact of this accounting change will grow to approximately $0.09 and $0.12 per share in 2005 and 2006, respectively, at which time a full annual run rate of expense is reached. Additionally, under the modified prospective transition method we are required to record a deferred tax asset of $9 million and a corresponding increase to additional paid-in capital equal to the deferred tax benefit that would have been recognized in 2003 had compensation expense been recorded under the fair value provisions of SFAS No. 123 for options outstanding at the date of adoption but not fully vested.

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

2003 Annual Report and Form 10-K    •    PPG Industries, Inc.            19

Management’s Discussion and Analysis

Net (loss) income and (loss) earnings per share – diluted for 2002 and 2001 are presented in the following table along with the more significant charges that were included in those amounts.

	2002		2001
(Millions, except per share amounts)	Net (loss) income	(Loss) earnings per share – diluted	Net income	Earnings per share – diluted
Net (loss) income	$(69)	$(0.41)	$387	$2.29
Included in net (loss) income are the following significant charges, net of tax:
Asbestos settlement — net (See Note 13)	484	2.85	—	—
Restructuring and other related activities (See Note 2)	52	0.31	71	0.42
Cumulative effect of accounting change (See Note 1)	9	0.05	—	—

The notes referenced in the above table are found under Item 8 of this Form 10-K.

Net (loss) income for 2002 compared to 2001 was $456 million lower. The significant charges in the table above account for $474 million of this change. The remaining $18 million increase in net (loss) income was due to lower overhead costs in our coatings and glass businesses, lower environmental remediation expenses, higher insurance recoveries, lower interest expense due to the lower debt levels in 2002 and the favorable effects of foreign currency translation primarily from our European operations. These favorable factors were substantially offset by an increase in pension and postretirement medical costs across all of our businesses, the negative effects of inflation and lower equity earnings primarily in our glass segment. Also, as a result of the Company’s adoption as of Jan. 1, 2002 of the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” the carrying value of goodwill and certain trademarks will no longer be amortized and will instead be tested for impairment annually. Such amortization reduced earnings in 2001 by $32 million aftertax or $0.20 a share.

Results of Business Segments

	Net sales		Operating income
(Millions)	2002	2001	2002	2001
Coatings	$4,482	$4,410	$605	$495
Glass	2,071	2,236	143	255
Chemicals	1,514	1,523	124	91
Corporate	—	—	(26)	(21)

Total	$8,067	$8,169	$846	$820

Coatings sales increased $72 million or 2% in 2002. Sales increased 1% from improved volumes primarily in our architectural, North American and Asian automotive original equipment and industrial businesses offset, in part, by lower sales volumes in our aerospace and refinish businesses. Sales also increased 1% due to the positive effects of foreign currency translation. Operating income increased $110 million in 2002. Operating income in 2002 and 2001 included pretax restructuring and other related costs of $73 million and $83 million, respectively. The increase in operating income is attributable to higher sales volume, lower raw material and overhead costs, improved manufacturing efficiencies, lower restructuring costs in 2002 and the benefit of goodwill and certain trademarks no longer being amortized due to the Company’s adoption of SFAS No. 142. These were offset, in part, by higher selling costs in our architectural business, higher pension and postretirement medical costs, inflationary cost increases and $3 million in lower equity earnings primarily due to the write-off of a receivable from a customer by one of our Asian joint ventures.

Glass sales decreased $165 million or 7% in 2002. Sales volumes declined 5% principally in our automotive replacement glass, flat glass and fiber glass businesses. Sales also decreased 2% due to lower selling prices principally in our North American automotive original glass, flat glass and fiber glass businesses. Operating income decreased $112 million in 2002. Operating income in 2002 and 2001 included pretax restructuring and other related costs of $1 million and $10 million, respectively. The decrease in operating income is attributable to lower sales volume and selling prices described above. Operating income also decreased due to lower equity earnings, a shift in sales mix to lower margin products and higher pension and postretirement medical costs offset, in part, by improved manufacturing efficiencies, lower restructuring costs in 2002 and lower energy and overhead costs.

Chemicals sales decreased $9 million in 2002. Sales volumes increased 9% principally from our chlor-alkali, fine chemicals and optical products, offset by a 9% decrease in selling prices principally for our chlor-alkali products. Operating income increased
$33 million in 2002. Operating income in 2002 and 2001 included pretax restructuring and other related costs of $1 million and $7 million, respectively. The increase in operating income is attributable to improved sales volume, improved manufacturing efficiencies across all of our businesses, lower energy costs, lower restructuring costs in 2002, and lower environmental remediation expenses, partially offset by lower selling prices for our chlor-alkali products and higher pension and postretirement medical costs.

Other Significant Factors

The Company’s pretax loss in 2002 included net periodic pension expense of $54 million as compared to net periodic pension income of $53 million in 2001. The increase in net periodic pension expense is due primarily to a decrease in the market value of pension plan assets, a reduction of the expected return on plan assets assumption for 2002 and the amortization of accumulated actuarial losses.

Additionally as of Dec. 31, 2002, the majority of the Company’s defined benefit pension plans had an ABO in excess of plan assets. As a result, the Company recorded an additional minimum pension liability adjustment in 2002. This adjustment reduced the prepaid pension asset by $912

20            2003 Annual Report and Form 10-K    •    PPG Industries, Inc.

Management’s Discussion and Analysis

million, increased the intangible pension asset by $96 million and the minimum pension liability by $326 million and reflected a deferred tax benefit of $416 million with a resulting reduction in shareholders’ equity through an increase in the accumulated other comprehensive loss of $726 million.

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

Commitments and Contingent Liabilities, including Environmental Matters

PPG is involved in a number of lawsuits and claims, both actual and potential, including some that it has asserted against others, in which substantial monetary damages are sought. In a suit filed by Marvin Windows and Doors, PPG has appealed the $156 million judgment awarded by a federal jury. The appeals court has heard the parties’ arguments, but has not yet rendered its decision. PPG believes it has meritorious defenses to the plaintiff’s claims and has reasonable prospects of prevailing on appeal. See Note 13, “Commitments and Contingent Liabilities,” under Item 8 of this Form 10-K for an expanded description of this case and certain other lawsuits, including the proposed PPG Settlement Arrangement for asbestos claims announced on May 14, 2002. As discussed in Note 13, although the result of any future litigation of such lawsuits and claims is inherently unpredictable, management believes that, in the aggregate, the outcome of all lawsuits and claims involving PPG, including asbestos-related claims in the event the PPG Settlement Arrangement described in Note 13 does not become effective, will not have a material effect on PPG’s consolidated financial position or liquidity; however, any such outcome may be material to the results of operations of any particular period in which costs, if any, are recognized.

It is PPG’s policy to accrue expenses for environmental contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Reserves for environmental contingencies are exclusive of claims against third parties and are generally not discounted. As of Dec. 31, 2003 and 2002, PPG had reserves for environmental contingencies totaling $92 million and $87 million, respectively. Pretax charges against income for environmental remediation costs in 2003, 2002 and 2001 totaled $21 million, $15 million and $29 million, respectively, and are included in “Other charges” in the accompanying statement of income. Cash outlays related to such environmental remediation aggregated $16 million, $22 million and $19 million in 2003, 2002 and 2001, respectively. In addition to the amounts currently reserved, the Company may be subject to loss contingencies related to environmental matters estimated to be as much as $200 million to $400 million, which range is unchanged from the prior year end. Such unreserved losses are reasonably possible but are not currently considered to be probable of occurrence. Management anticipates that the resolution of the Company’s environmental contingencies will occur over an extended period of time. Over the past 10 years the pretax charges against income have ranged between $10 million and $49 million per year. We anticipate that charges against income in 2004 will be within that range. See Note 13, “Commitments and Contingent Liabilities,” under Item 8 of this Form 10-K for an expanded description of certain of these environmental contingencies. In management’s opinion, the Company operates in an environmentally sound manner and the outcome of the Company’s environmental contingencies will not have a material effect on PPG’s financial position or liquidity.

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

In 2003, the increase in production costs due to the negative effects of inflation, including the impact of higher energy costs in our glass and chemicals segments, was offset by the impact of higher selling prices in our chemicals segment and the improved manufacturing efficiencies in our coatings and glass segments. In 2002, the decline in selling prices and the negative effects of inflation on our production costs were not fully recovered through improved manufacturing efficiencies across all of our businesses and lower raw material and natural gas costs. In 2001, the increase in production costs due to the negative effects of inflation was not fully recovered through price increases and manufacturing efficiencies, which were adversely impacted by lower production volumes.

In 2004, the expected inflationary and market pressures on costs as well as a decline in selling prices will not be fully recovered by ongoing improvements in manufacturing efficiencies.

2003 Annual Report and Form 10-K    •    PPG Industries, Inc.            21

Management’s Discussion and Analysis

Liquidity and Capital Resources

During the past three years, we continued to have sufficient financial resources to meet our operating requirements, to fund our capital spending, share repurchase programs and pension plans and to pay increasing dividends to our shareholders.

Cash from operating activities was $1,123 million, $872 million and $1,060 million in 2003, 2002 and 2001, respectively. Capital spending was $220 million, $260 million and $301 million in 2003, 2002 and 2001, respectively. This spending related to modernization and productivity improvements, expansion of existing businesses, environmental control projects and business acquisitions, which amounted to $3 million, $22 million and $10 million in 2003, 2002 and 2001, respectively. Capital spending, excluding acquisitions, is expected to be in the range of $250 million to $300 million during 2004.

We periodically review our array of businesses in comparison to our overall strategic and performance objectives. As part of this review, we may acquire or divest of certain businesses or enter into joint ventures with other companies. During 2004, we anticipate that any acquisitions completed will be funded through a combination of cash generated from operations or from the sale of other businesses and, to a lesser extent, external funding sources or the issuance of stock.

Dividends paid to shareholders totaled $294 million, $287 million and $283 million in 2003, 2002 and 2001, respectively. PPG has paid uninterrupted dividends since 1899, and 2003 marked the 32nd consecutive year of increased dividend payments to shareholders. Over time, our goal is to sustain our dividends at approximately one-third of our earnings per share.

The Company has two authorized share repurchase programs. Under the program initiated in November 1998, there are 0.9 million of common stock authorized for repurchase remaining. In October 2000, we authorized another program to repurchase an additional 10 million shares of common stock. During 2003 and 2002, the Company did not repurchase any shares of its common stock and in 2001 repurchased only 0.1 million shares at a cost of $5 million. However, the Company announced on January 15, 2004, that it will begin to repurchase shares of common stock from time-to-time in market transactions of small amounts. Through mid-February 2004, we have repurchased 0.1 million shares of PPG common stock at a cost of $6 million.

While we had no mandatory funding contribution required in 2003 under Pension Benefit Guarantee Corporation or IRS regulations for our U.S. pension plans, we chose to make a voluntary contribution to these plans of $22 million. For 2004, we have no mandatory funding contribution required for our U.S. plans, although we may make further voluntary contributions. During 2003, 2002 and 2001 we made contributions to our non-U.S. pension plans totaling $41 million, $20 million and $13 million, respectively. We expect to make contributions to our non-U.S. plans in 2004 of approximately $30 million.

During 2003, after meeting the needs for funding the matters described above, we were able to repay nearly $400 million of debt, bringing the total reduction in debt over the last three years to more than $1.3 billion. Consequently, the ratio of total debt, including capital leases, to total debt and equity declined to 36% at Dec. 31, 2003 from 49% at Dec. 31, 2002. We were also able to increase our cash by about $375 million in 2003. The Company has invested this cash on a short-term basis in high credit quality cash equivalents.

Cash from operations and the Company’s debt capacity are expected to continue to be sufficient to fund capital spending, share repurchase, dividend payments, contributions to pension plans, amounts due under the asbestos settlement and operating requirements, including PPG’s significant contractual obligations, which are presented in the following table along with amounts due under the asbestos settlement:

		Obligations Due In:
(Millions)	Total	2004	2005- 2006	2007- 2008	Thereafter
Contractual Obligations
Long-term debt	$1,651	$312	$142	$165	$1,032
Capital lease obligations	1	1	—	—	—
Operating leases	269	69	97	55	48
Unconditional purchase obligations	878	213	147	87	431

Total	$2,799	$595	$386	$307	$1,511

Asbestos Settlement(1)
Aggregate cash payments	$998	$173	$173	$104	$548
PPG stock and other	135	135	—	—	—

Total	$1,133	$308	$173	$104	$548

(1)	We have recorded an obligation equal to the net present value of the aggregate cash payments, along with the PPG stock and other assets that will be contributed to the Asbestos Settlement Trust. However, PPG has no obligation to pay any amounts under this settlement until the Effective Date, as more fully discussed in Note 13, “Commitments and Contingent Liabilities” under Item 8 of this Form 10-K.

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

In addition to the amounts available under the lines of credit, the Company may issue up to $500 million aggregate principal amount of debt securities under a shelf registration statement filed with the Securities and Exchange Commission (SEC) in July 1999.

22            2003 Annual Report and Form 10-K    •    PPG Industries, Inc.

Management’s Discussion and Analysis

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements include the operating leases and unconditional purchase obligations disclosed in the “Liquidity and Capital Resources” section in the contractual obligations table as well as letters of credit and guarantees as discussed in Note 7, “Debt and Bank Credit Arrangements and Leases,” under Item 8 of this Form 10-K.

Critical Accounting Estimates

Management has evaluated the accounting policies used in the preparation of the financial statements and related notes under Item 8 of this Form 10-K and believes those policies to be reasonable and appropriate. We believe that the most critical accounting estimates used in the preparation of our financial statements relate to accounting for contingencies, under which we accrue a loss when it is probable that a liability has been incurred and the amount can be reasonably estimated, and to accounting for pensions, other postretirement benefits, goodwill and other identifiable intangible assets with indefinite lives because of the importance of management judgment in making the estimates necessary to apply these policies.

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

Accounting for pensions and other postretirement benefits involves estimating the cost of benefits to be provided well into the future and attributing that cost over the time period each employee works. To accomplish this, extensive use is made of assumptions about inflation, investment returns, mortality, turnover, medical costs and discount rates. These assumptions are reviewed annually. See Note 12, “Pensions and Other Postretirement Benefits,” under Item 8 of this Form 10-K for information on these plans and the assumptions used.

As discussed in Note 1, “Summary of Significant Accounting Policies,” under Item 8 of this Form 10-K, the Company tests goodwill and identifiable intangible assets with indefinite lives for impairment at least annually by comparing the fair value of the reporting units to their carrying values. Fair values are estimated using discounted cash flow methodologies that are based on projections of the amounts and timing of future revenues and cash flows. Based on this testing, none of our goodwill was impaired as of Dec. 31, 2003; however, the fair value of our fiber glass business declined during 2003. As a result, the related goodwill of $47 million is at risk in 2004 for impairment should our projected recovery in this business not occur.

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

We believe that the amounts recorded in the financial statements under Item 8 of this Form 10-K related to these contingencies, pensions, other postretirement benefits, goodwill and other identifiable intangible assets with indefinite lives are based on the best estimates and judgments of the appropriate PPG management, although actual outcomes could differ from our estimates.

Currency

During 2003, the U.S. dollar weakened against the currencies of most of the countries in which PPG operates, most notably against the Euro, the British Pound Sterling and the Canadian dollar. The effects of translating the net assets of our operations denominated in non-U.S. currencies to the U.S. dollar increased consolidated net assets by $328 million. In addition, the weak U.S. dollar had a favorable impact on 2003 pretax earnings of approximately $50 million compared to 2002.

The Euro and the British Pound Sterling strengthened against the U.S. dollar 18% and 11%, respectively, during 2002. The effects of translating the net assets and net earnings of our operations denominated in these currencies to the U.S. dollar increased consolidated net assets by approximately $140 million but did not have a significant impact on the results of operations.

This was offset, in part, by the continued devaluation of the Argentine peso, which reduced our net investment in Argentina by $39 million to a total of $29 million as of Dec. 31, 2002. Any reduction in the value of these net assets resulting from a further devaluation of the Argentine peso will result in a direct charge to the accumulated other comprehensive loss component of shareholders’ equity.

Research and Development

Innovation and technology have been a hallmark of our Company’s success throughout its history. Research and development costs totaled over 3% of sales in each of the past three years, representing a level of expenditure that we expect to continue in 2004. These costs include technology-driven improvements to our manufacturing processes and customer technical service, as well as the costs of developing new products. Because of our broad array of products and customers, we are not materially dependent upon any single technology platform.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made

2003 Annual Report and Form 10-K    •    PPG Industries, Inc.            23

Management’s Discussion and Analysis

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

Many factors could cause actual results to differ materially from the Company’s forward-looking statements. Among these factors are increasing price and product competition by foreign and domestic competitors, fluctuations in the cost and availability of raw materials, the ability to maintain favorable supplier relationships and arrangements, economic and political conditions in international markets, the ability to penetrate existing, developing and emerging foreign and domestic markets, which also depends on economic and political conditions, foreign exchange rates and fluctuations in those rates, and the unpredictability of existing and possible future litigation, including litigation that could result if PPG’s Settlement Agreement for asbestos claims does not become effective. Further, it is not possible to predict or identify all such factors. Consequently, while the list of factors presented here is considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements.

The consequences of material differences in the results as compared to those anticipated in the forward-looking statements could include, among other things, business disruption, operational problems, financial loss, legal liability to third parties and similar risks, any of which could have a material adverse effect on the Company’s consolidated financial condition, operations or liquidity.

24            2003 Annual Report and Form 10-K    •    PPG Industries, Inc.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

PPG is exposed to market risks related to changes in foreign currency exchange rates, interest rates, natural gas prices and PPG’s stock price arising from transactions that are entered into in the normal course of business. The Company may enter into derivative financial instrument transactions in order to manage or reduce this market risk. A detailed description of these exposures and the Company’s risk management policies are provided in Note 9, “Derivative Financial Instruments,” under Item 8 of this Form 10-K.

The following disclosures summarize PPG’s exposure to market risks and information regarding the use and fair value of derivatives employed to manage our exposure to such risks. Quantitative sensitivity analyses have been provided to reflect how reasonable unfavorable changes in market rates can impact PPG’s financial results, cash flows and financial condition.

Foreign currency forward and option contracts outstanding during 2003 and 2002 were used to hedge PPG’s exposure to foreign currency transaction and translation risk. The fair value of these contracts was an asset of $0.2 million and $1 million as of Dec. 31, 2003 and 2002, respectively. The potential reduction in PPG’s earnings resulting from adverse changes in the exchange rates on the fair value of its outstanding foreign currency hedge contracts of 10% for European currencies and 20% for Asian and South American currencies would have totaled approximately $0.2 million and $1 million as of Dec.31, 2003 and 2002, respectively.

PPG had non-U.S. dollar-denominated debt of $28 million and $317 million as of Dec. 31, 2003 and 2002, respectively. The significant decrease in the debt levels is attributable to the Company’s ongoing efforts to reduce overall debt levels, by deploying a portion of its operating cash flows for this purpose. A weakening of the U.S. dollar by 10% against European currencies and by 20% against Asian and South American currencies would have resulted in unrealized translation losses of approximately $7 million and $46 million as of Dec. 31, 2003 and 2002, respectively.

Interest rate swaps are used to manage a portion of PPG’s interest rate risk and, as of Dec. 31, 2003 and 2002, the fair value of the interest rate swaps was an asset of $9 million and $23 million, respectively. The fair value of these swaps would have decreased by $10 million and $7 million as of Dec.31, 2003 and 2002, respectively, if variable interest rates increased by 10%. A 10% increase in interest rates in the U.S., Canada, Mexico and Europe and a 20% increase in interest rates in Asia and South America would have affected PPG’s variable rate debt obligations by increasing interest expense by approximately $1 million and $3 million as of Dec. 31, 2003 and 2002, respectively. Further, a 10% reduction in interest rates would have increased the present value of the Company’s fixed rate debt by approximately $40 million and $53 million as of Dec. 31, 2003 and 2002, respectively. Such changes would not have had a material effect on PPG’s annual earnings or cash flows.

The fair value of natural gas swap and option contracts was an asset of $3 million and $24 million as of Dec. 31, 2003 and 2002, respectively. These contracts were entered into to reduce PPG’s exposure to rising prices of natural gas. A 10% reduction in the price of natural gas would result in a loss in the fair value of the underlying natural gas swap and option contracts outstanding as of Dec.31, 2003 and 2002 of approximately $3 million and $8 million, respectively.

An equity forward arrangement was entered into to hedge the Company’s exposure to changes in fair value of its future obligation to contribute PPG stock into an asbestos settlement trust (see Note 9, “Derivative Financial Instruments” and Note 13, “Commitments and Contingent Liabilities,” under Item 8 of this Form 10-K). In addition to the change in PPG’s stock price, contributing to the change in fair value of this instrument was the increase in the number of shares purchased by the bank from 504,900 shares as of Dec. 31, 2002 to 904,900 shares as of Dec. 31, 2003. The fair value of this instrument as of Dec. 31, 2003 and 2002 was an asset of $15 million and $1 million, respectively. A 10% decrease in PPG’s stock price would have reduced the value of this instrument by $6 million and $3 million, as of Dec. 31, 2003 and 2002, respectively.

2003 Annual Report and Form 10-K    •    PPG Industries, Inc.            25

Financial and Operating Review

Item 8. Financial Statements and Supplementary Data

Independent Auditors’ Report

To the Board of Directors and Shareholders of PPG Industries, Inc.:

We have audited the accompanying consolidated balance sheet of PPG Industries, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders’ equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2003 set forth on pages 27 to 52. Our audits also included the financial statement schedule listed in Item 15 on page 54. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PPG Industries, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, on January 1, 2003, the Company changed its method of accounting for asset retirement obligations to adopt Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”. Also as discussed in Note 1 to the consolidated financial statements, on January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets to adopt Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/    Deloitte & Touche LLP

Deloitte & Touche LLP

Pittsburgh, Pennsylvania

January 15, 2004

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

/s/    Raymond W. LeBoeuf

Raymond W. LeBoeuf

Chairman of the Board

and Chief Executive Officer

/s/    William H. Hernandez

William H. Hernandez

Senior Vice President, Finance

26            2003 Annual Report and Form 10-K    •    PPG Industries, Inc.

Statement of Income

	For the Year
(Millions, except per share amounts)	2003	2002	2001
Net sales	$8,756	$8,067	$8,169
Cost of sales	5,521	5,066	5,137

Gross profit	3,235	3,001	3,032

Other expenses (earnings)
Selling, general and administrative	1,578	1,419	1,395
Depreciation	365	366	375
Research and development — net (See Note 20)	290	273	266
Interest	107	128	169
Amortization (See Note 1)	29	32	72
Asbestos settlement — net (See Notes 9 and 13)	38	755	—
Business restructuring (See Note 2)	4	77	103
Other charges	84	74	84
Other earnings (See Note 17)	(103)	(95)	(98)

Total other expenses — net	2,392	3,029	2,366

Income (loss) before income taxes, minority interest and cumulative effect of accounting change	843	(28)	666
Income tax expense (benefit) (See Note 11)	293	(7)	247
Minority interest	50	39	32

Income (loss) before cumulative effect of accounting change	500	(60)	387
Cumulative effect of accounting change, net of tax (See Note 1)	(6)	(9)	—

Net income (loss)	$494	$(69)	$387

Earnings (loss) per common share (See Notes 1 and 10)
Income (loss) before cumulative effect of accounting change	$2.94	$(0.36)	$2.30
Cumulative effect of accounting change, net of tax	(0.03)	(0.05)	—

Earnings (loss) per common share	$2.91	$(0.41)	$2.30

Earnings (loss) per common share — assuming dilution (See Notes 1 and 10)
Income (loss) before cumulative effect of accounting change	$2.92	$(0.36)	$2.29
Cumulative effect of accounting change, net of tax	(0.03)	(0.05)	—

Earnings (loss) per common share — assuming dilution	$2.89	$(0.41)	$2.29

The accompanying notes to the financial statements are an integral part of this consolidated statement.

2003 Annual Report and Form 10-K    •    PPG Industries, Inc.            27

Balance Sheet

	December 31
(Millions)	2003	2002
Assets
Current assets
Cash and cash equivalents	$499	$117
Receivables (See Note 3)	1,631	1,486
Inventories (See Note 3)	997	942
Deferred income taxes (See Note 11)	254	219
Other	156	181

Total current assets	3,537	2,945

Property (See Note 4)	7,620	7,270
Less accumulated depreciation	5,054	4,638

Property — net	2,566	2,632

Investments (See Note 5)	265	262
Goodwill (See Notes 1 and 6)	1,157	1,047
Identifiable intangible assets (See Notes 1 and 6)	495	514
Other assets (See Note 12)	404	463

Total	$8,424	$7,863

Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt and current portion of long-term debt (See Note 7)	$327	$352
Asbestos settlement (See Note 13)	308	190
Accounts payable and accrued liabilities (See Note 3)	1,504	1,378

Total current liabilities	2,139	1,920

Long-term debt (See Note 7)	1,339	1,699
Asbestos settlement (See Note 13)	500	566
Deferred income taxes (See Note 11)	88	64
Accrued pensions (See Note 12)	394	491
Other postretirement benefits (See Note 12)	532	516
Other liabilities (See Note 12)	384	326

Total liabilities	5,376	5,582

Commitments and contingent liabilities (See Note 13)
Minority interest	137	131
Shareholders’ equity (See Note 14)
Common stock	484	484
Additional paid-in capital	158	126
Retained earnings	6,399	6,197
Treasury stock, at cost	(3,428)	(3,471)
Unearned compensation (See Note 16)	(60)	(85)
Accumulated other comprehensive income (loss) (See Note 15)	(642)	(1,101)

Total shareholders’ equity	2,911	2,150

Total	$8,424	$7,863

Shares outstanding were 170,926,639 and 169,442,193 as of Dec. 31, 2003 and 2002, respectively.

The accompanying notes to the financial statements are an integral part of this consolidated statement.

28            2003 Annual Report and Form 10-K    •    PPG Industries, Inc.

Statement of Shareholders’ Equity

(Millions)	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Unearned Compensation (See Note 16)	Accumulated Other Comprehensive Income (Loss) (See Note 15)	Total
Balance, Jan. 1, 2001	$484	$102	$6,444	$(3,508)	$(114)	$(311)	$3,097
Net income	—	—	387	—	—	—	387
Other comprehensive loss, net of tax	—	—	—	—	—	(149)	(149)
Cash dividends	—	—	(283)	—	—	—	(283)
Purchase of treasury stock	—	—	—	(5)	—	—	(5)
Issuance of treasury stock	—	7	—	17	—	—	24
Loans to ESOP	—	—	—	—	(32)	—	(32)
Repayment of loans by ESOP	—	—	—	—	38	—	38
Other	—	—	3	—	—	—	3

Balance, Dec. 31, 2001	484	109	6,551	(3,496)	(108)	(460)	3,080

Net loss	—	—	(69)	—	—	—	(69)
Other comprehensive loss, net of tax	—	—	—	—	—	(641)	(641)
Cash dividends	—	—	(287)	—	—	—	(287)
Issuance of treasury stock	—	17	—	25	—	—	42
Repayment of loans by ESOP	—	—	—	—	23	—	23
Other	—	—	2	—	—	—	2

Balance, Dec. 31, 2002	484	126	6,197	(3,471)	(85)	(1,101)	2,150

Net income	—	—	494	—	—	—	494
Other comprehensive income, net of tax	—	—	—	—	—	459	459
Cash dividends	—	—	(294)	—	—	—	(294)
Issuance of treasury stock	—	32	—	43	—	—	75
Repayment of loans by ESOP	—	—	—	—	25	—	25
Other	—	—	2	—	—	—	2

Balance, Dec. 31, 2003	$484	$158	$6,399	$(3,428)	$(60)	$(642)	$2,911

Statement of Comprehensive Income

	For the Year
(Millions)	2003	2002	2001
Net income (loss)	$494	$(69)	$387

Other comprehensive income (loss), net of tax (See Note 15)
Unrealized currency translation adjustment	328	73	(131)
Minimum pension liability adjustment (See Note 12)	147	(726)	(20)
Unrealized gains (losses) on marketable equity securities	6	(5)	10
Reclassification adjustment — marketable equity securities	(9)	—	—
Transition adjustment on derivatives (See Note 1)	—	—	43
Net change — derivatives (See Note 9)	(13)	17	(51)

Other comprehensive income (loss), net of tax	459	(641)	(149)

Comprehensive income (loss)	$953	$(710)	$238

The accompanying notes to the financial statements are an integral part of these consolidated statements.

2003 Annual Report and Form 10-K    •    PPG Industries, Inc.            29

Statement of Cash Flows

	For the Year
(Millions)	2003	2002	2001
Operating activities
Net income (loss)	$494	$(69)	$387
Adjustments to reconcile to cash from operations
Cumulative effect of accounting change (See Note 1)	6	9	—
Asbestos settlement, net of tax	23	484	—
Depreciation and amortization	394	398	447
Business restructuring	4	77	103
Restructuring cash spending	(33)	(63)	(53)
Bad debt expense	13	24	30
Equity affiliate loss net of dividends	7	7	11
Reclassification adjustment — marketable equity securities	(9)	—	—
Increase (decrease) in net accrued pension benefit costs	102	27	(54)
(Increase) decrease in receivables	(58)	(36)	74
Decrease (increase) in inventories	11	(9)	187
Decrease (increase) in other current assets	2	(44)	32
Increase (decrease) in accounts payable and accrued liabilities	66	69	(126)
Decrease in noncurrent assets	39	9	31
Increase (decrease) in noncurrent liabilities	49	(34)	(23)
Other	13	23	14

Cash from operating activities	1,123	872	1,060

Investing activities
Capital spending
Additions to property and investments	(217)	(238)	(291)
Business acquisitions, net of cash balances acquired	(3)	(22)	(10)
Reductions of other property and investments	54	48	56

Cash used for investing activities	(166)	(212)	(245)

Financing activities
Net change in borrowings with maturities of three months or less	(252)	(287)	(511)
Proceeds from other short-term debt	10	62	179
Repayment of other short-term debt	(77)	(65)	(203)
Proceeds from long-term debt	3	6	29
Repayment of long-term debt	(69)	(139)	(41)
Loans to employee stock ownership plan	—	—	(32)
Repayment of loans by employee stock ownership plan	25	23	38
Purchase of treasury stock	—	—	(5)
Issuance of treasury stock	61	32	13
Dividends paid	(294)	(287)	(283)

Cash used for financing activities	(593)	(655)	(816)

Effect of currency exchange rate changes on cash and cash equivalents	18	4	(2)
Net increase (decrease) in cash and cash equivalents	382	9	(3)
Cash and cash equivalents, beginning of year	117	108	111

Cash and cash equivalents, end of year	$499	$117	$108

The accompanying notes to the financial statements are an integral part of this consolidated statement.

30            2003 Annual Report and Form 10-K    •    PPG Industries, Inc.

Notes

1. Summary of Significant Accounting Policies

Principles of consolidation

The accompanying consolidated financial statements include the accounts of PPG Industries, Inc. (PPG or the Company), and all subsidiaries, both U.S. and non-U.S., that we control. We own more than 50% of the voting stock of the subsidiaries that we control. Investments in companies of which we own 20% to 50% of the voting stock and have the ability to exercise significant influence over operating and financial policies of the investee are accounted for using the equity method of accounting. As a result, our share of the earnings or losses of such equity affiliates is included in the accompanying statement of income and our share of these companies’ shareholders’ equity is included in the accompanying balance sheet. Transactions between PPG and its subsidiaries are eliminated in consolidation.

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

Revenue recognition

Revenue from sales is recognized by all business segments when goods are shipped and title to inventory and risk of loss passes to the customer or when services have been rendered.

Shipping and handling costs

Amounts billed to customers for shipping and handling are recorded in “Net sales” in the accompanying statement of income. Shipping and handling costs incurred by the Company for the delivery of goods to customers are included in “Cost of sales” in the accompanying statement of income.

Selling, general and administrative costs

Amounts presented as “Selling, general and administrative” in the accompanying statement of income are comprised of selling, customer service, distribution and advertising costs, as well as the costs of providing corporate-wide functional support in such areas as finance, law, human resources, and planning. Distribution costs pertain to the movement and storage of finished goods inventory at company-owned and leased warehouses, terminals and other distribution facilities. Certain of these costs may be included in cost of sales by other companies, resulting in a lack of comparability between our gross profit and that of other companies.

Foreign currency translation

For all significant non-U.S. operations, the functional currency is their local currency. Assets and liabilities of those operations are translated into U.S. dollars using year-end exchange rates; income and expenses are translated using the average exchange rates for the reporting period. Unrealized currency translation adjustments are deferred in accumulated other comprehensive income (loss), a separate component of shareholders’ equity.

Cash equivalents

Cash equivalents are highly liquid investments (valued at cost, which approximates fair value) acquired with an original maturity of three months or less.

Inventories

Most U.S. inventories are stated at cost, using the last-in, first-out (LIFO) method, which does not exceed market. All other inventories are stated at cost, using the first-in, first-out (FIFO) method, which does not exceed market. We determine cost using either average or standard factory costs, which approximate actual costs, excluding certain fixed costs such as depreciation and property taxes.

Marketable equity securities

The Company’s investment in marketable equity securities is recorded at fair market value in “Investments” in the accompanying balance sheet with changes in fair market value recorded in income for those securities designated as trading securities and in other comprehensive income, net of tax, for those designated as available for sale securities.

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

Goodwill and identifiable intangible assets

Goodwill represents the excess of the cost over the fair value of net tangible and identifiable intangible assets of acquired businesses. Identifiable intangible assets acquired in business combinations are recorded based upon their fair value at the date of acquisition.

Effective Jan. 1, 2002, PPG adopted the provisions of Statement of Financial Accounting Standards (SFAS) No.142, “Goodwill and Other Intangible Assets.” This standard changes the accounting for goodwill and certain other intangible assets from an amortization method to an impairment only approach. The standard also requires a

2003 Annual Report and Form 10-K    •    PPG Industries, Inc.            31

Notes

reassessment of the useful lives of identifiable intangible assets other than goodwill and at least an annual test for impairment of goodwill and intangibles with indefinite lives. Note 6 provides additional information concerning goodwill and other identifiable intangible assets.

In accordance with the requirements of SFAS No. 142, the Company tested the goodwill attributable to each of our reporting units for impairment as of Jan. 1, 2002 and concluded that none of its goodwill was impaired. The Company’s reporting units are the major product lines comprising our reportable business segments. Fair value was estimated using discounted cash flow methodologies and market comparable information. The Company tests goodwill of each of our reporting units for impairment at least annually in connection with our strategic planning process in the third quarter.

In addition, the Company reassessed the useful lives of its identifiable intangible assets and determined that the lives were appropriate other than for the Company’s acquired trademarks, which were concluded to have indefinite useful lives. As a result, the Company ceased amortization of the cost of these trademarks as of Jan. 1, 2002. Also, in accordance with the requirements of SFAS No. 142, the Company tested each of these trademarks for impairment by comparing the fair value of each trademark to its carrying value as of Jan. 1, 2002. Fair value was estimated by using the relief from royalty method (a discounted cash flow methodology). Based on these impairment tests, PPG recognized an adjustment of $14 million ($9 million or $0.05 per share, net of tax) in the first quarter of 2002 to reduce the carrying value of certain trademarks within our coatings segment to their estimated fair value as the level of future cash flows from sales of certain brands is expected to be less than originally anticipated. Under SFAS No. 142, this impairment adjustment has been reported as the cumulative effect of an accounting change in our first quarter 2002 income statement. The Company tests the carrying value of these trademarks for impairment at least annually in the third quarter.

Had the Company been accounting for its goodwill and certain other intangible assets under SFAS No. 142 for all prior periods presented, the Company’s net income and earnings per common share would have been as follows for the year ended Dec. 31, 2001:

(Millions, except per share amounts)	2001
Net income
Reported net income	$387
Add back amortization expense, net of tax	32

Adjusted net income	$419

Earnings per common share
Reported earnings	$2.30
Impact of amortization expense, net of tax	0.20

Adjusted earnings per common share	$2.50

Earnings per common share — assuming dilution
Reported earnings	$2.29
Impact of amortization expense, net of tax	0.20

Adjusted earnings per common share — assuming dilution	$2.49

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

Stock-based compensation

PPG applied Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock options and other stock-based compensation through Dec. 31, 2003. APB No. 25 requires the use of the intrinsic value method, which measures compensation cost as the excess, if any, of the quoted market price of the stock at the measurement date over the amount an employee must pay to acquire the stock. The Company makes disclosures of pro forma net earnings and earnings per share as if the fair-value-based method of accounting had been applied as required by SFAS No. 123, “Accounting for Stock-Based Compensation” and as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (see Note 18).

Effective Jan. 1, 2004, we adopted the fair value method of recording stock-based compensation, as defined in SFAS No. 123, for stock options awarded to employees after the

32            2003 Annual Report and Form 10-K    •    PPG Industries, Inc.

Notes

date of adoption and for previously issued stock options that were not vested as of Jan. 1, 2004 using the modified prospective transition method. We expect the impact of adoption to increase 2004 stock-based compensation expense by approximately $10 million, aftertax, or $0.06 per share. This impact reflects the fact that beginning in 2004 stock option grants under the PPG Stock Plan will vest three years after the date of grant. Previously, original grants of stock options under this plan vested after one year. As a result of this vesting provision and assuming the number of options granted in 2004 and 2005 and the fair value of those options is comparable to those granted in 2003, the impact of this accounting change will grow to approximately $0.09 and $0.12 per share in 2005 and 2006, respectively, at which time a full annual run rate of expense is reached. Additionally, under the modified prospective transition method we are required to record a deferred tax asset of $9 million and a corresponding increase to additional paid-in capital equal to the deferred tax benefit that would have been recognized in 2003 had compensation expense been recorded under the fair value provisions of SFAS No. 123 for options outstanding at the date of adoption but not fully vested.

Employee Stock Ownership Plan

We account for our employee stock ownership plan (ESOP) in accordance with Statement of Position (SOP) No. 93-6 for PPG common stock purchased after Dec. 31, 1992 (new ESOP shares). As permitted by SOP No. 93-6, shares purchased prior to Dec. 31, 1992 (old ESOP shares) continue to be accounted for in accordance with SOP No. 76-3. ESOP shares are released for future allocation to participants based on the ratio of debt service paid during the year on loans used by the ESOP to purchase the shares to the remaining debt service on these loans. These loans are a combination of borrowings guaranteed by PPG and borrowings by the ESOP directly from PPG. The ESOP’s borrowings from third parties are included in debt in our balance sheet (see Note 7). Unearned compensation, reflected as a reduction of shareholders’ equity, principally represents the unpaid balance of all of the ESOP’s loans. Dividends received by the ESOP are used to pay debt service.

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

Adoption of these new accounting standards on Jan. 1, 2001 resulted in an increase in current assets, current liabilities and other comprehensive income of $70 million, $26 million and $43 million, respectively, with a cumulative after tax increase in net income of less than $1 million. This increase to other comprehensive income principally represents the deferred gain on outstanding natural gas option and swap contracts as of Jan. 1, 2001.

Asset Retirement Obligations

Effective Jan. 1, 2003, PPG adopted the provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations.” An asset retirement obligation represents a legal obligation associated with the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development or normal operation of that long-lived asset. This standard requires the Company to recognize asset retirement obligations in the period in which they are incurred, if a reasonable estimate of fair value can be made. The asset retirement obligation is subsequently adjusted for changes in fair value. The associated estimated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over its useful life. PPG’s asset retirement obligations are primarily associated with closure of certain assets used in the chemicals manufacturing process.

Adoption of this new standard on Jan. 1, 2003 resulted in an increase in noncurrent assets, current liabilities and noncurrent liabilities of $4 million, $1 million and $9 million, respectively, and a cumulative effect adjustment reducing net income by $6 million aftertax, or $0.03 a share – assuming dilution. The change in the asset retirement obligation during 2003 was approximately $1 million.

2003 Annual Report and Form 10-K    •    PPG Industries, Inc.            33

Notes

Other new accounting standards

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This standard requires costs associated with exit or disposal activities to be recognized when they are incurred and applies prospectively to such activities that are initiated after Dec. 31, 2002. The provisions of this standard did not have a material effect on PPG’s results of operations or financial condition.

In November 2002, the FASB issued Interpretation No.45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Interpretation No. 45 requires the recognition of liabilities for guarantees that were issued or modified subsequent to Dec. 31, 2002. The liabilities should reflect the fair value, at inception, of the guarantors’ obligations to stand ready to perform, in the event that the specified triggering events or conditions occur. The adoption of this interpretation did not have a material effect on the Company’s results of operations or financial condition. The Company accrues for product warranties at the time the products are sold based on historical claims experience. As of Dec. 31, 2003 and 2002, the reserve for product warranties was $3 million. Pretax charges against income for product warranties and the related cash outlays were both $5 million for the year ended Dec. 31, 2003 and were both $3 million for the year ended Dec. 31, 2002.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” Interpretation No. 46 requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks and rewards of ownership among their owners and other parties involved. The provisions of Interpretation No. 46 were applicable immediately to all variable interest entities created after Jan. 31, 2003 and variable interest entities in which an enterprise obtains an interest in after that date, and for variable interest entities created before this date, the provisions were initially effective July 1, 2003. PPG’s adoption of this interpretation in the third quarter of 2003 did not have a material effect on the Company’s results of operations or financial condition. In December 2003, the FASB issued a revision to Interpretation No. 46; however, it had no impact on PPG’s adoption.

Reclassifications

Certain amounts in the 2002 and 2001 financial statements have been reclassified to be consistent with the 2003 presentation.

2. Business Restructuring

In conjunction with our continued cost reduction focus, the Company recorded a charge of $6 million during the first half of 2003 for restructuring actions related to our coatings and glass segments. This charge is for severance benefits for 93 employees. As of Dec. 31, 2003, $4 million of this reserve has been paid. The remaining reserve of $2 million is to be spent by March 31, 2004. During the second quarter of 2003, $2 million of the initial $81 million charge from 2002 described below, primarily related to the coatings segment, was reversed to income.

In the first quarter of 2002, the Company recorded a charge of $81 million for restructuring and other related activities comprised of $66 million for severance and other costs and $15 million for asset dispositions. The workforce reductions covered by this charge are substantially complete; however, as of Dec. 31, 2003, $10 million of this reserve remained to be spent. Of this amount $1 million relates to lease costs that will be paid through Sept. 30, 2004. The remaining reserve of $9 million relates to a group of approximately 75 employees in Europe, whose terminations have been concluded under a different social plan than was assumed when the reserve was recorded, 45 of whom have already been released, with the remaining terminations to occur by March 31, 2005. Under the terms of this social plan, severance payments will be paid to these 75 individuals through 2008. The details of this 2002 charge were as follows:

(Millions, except no. of employees)	Severance and Other Costs	Asset Dispositions	Total Charge	Employees Covered
Coatings	$62	$15	$77	1,004
Glass	1	—	1	22
Chemicals	1	—	1	20
Corporate	2	—	2	20

Total	$66	$15	$81	1,066
Activity	(56)	(15)	(71)	(1,036)

Balance as of Dec. 31, 2003	$10	$—	$10	30

During the first quarter of 2001, the Company finalized plans to reduce costs, increase efficiencies and accelerate performance improvement and took a pretax charge of $101 million for restructuring and other related activities, including severance and other costs of $67 million and asset dispositions of $34 million. These actions were completed as of Dec. 31, 2002. The details of this charge were as follows:

(Millions, except no. of employees)	Severance and Other Costs	Asset Dispositions	Total Charge	Employees Covered
Coatings	$60	$23	$83	1,072
Glass	4	6	10	254
Chemicals	2	5	7	23
Corporate	1	—	1	18

Total	$67	$34	$101	1,367
Activity	(67)	(34)	(101)	(1,367)

Balance as of Dec. 31, 2002	$—	$—	$—	—

In conjunction with the 2001 first quarter charge, an additional $2 million of restructuring costs were recorded in 2001 as incurred and during the second quarter of 2002, $4 million of the initial $101 million charge related to the coatings segment was reversed to income.

34            2003 Annual Report and Form 10-K    •    PPG Industries, Inc.

Notes

During 2003 and 2002, we paid $3 million and $2 million, respectively, related to remaining lease and other exit costs reserved in 2000 and 1999.

3. Working Capital Detail

(Millions)	2003	2002
Receivables
Customers	$1,524	$1,387
Other	152	147
Allowance for doubtful accounts	(45)	(48)

Total	$1,631	$1,486

Inventories(1)
Finished products	$601	$548
Work in process	111	113
Raw materials	157	157
Supplies	128	124

Total	$997	$942

Accounts payable and accrued liabilities
Trade creditors	$745	$675
Accrued payroll	264	232
Other postretirement and pension benefits	100	87
Income taxes	50	41
Other	345	343

Total	$1,504	$1,378

(1)	Inventories valued using the LIFO method comprised 59% and 62% of total gross inventory values as of Dec. 31, 2003 and 2002, respectively. If the first-in, first-out method of inventory valuation had been used, inventories would have been $172 million and $158 million higher as of Dec. 31, 2003 and 2002, respectively. During the years ended Dec. 31, 2003 and 2002, certain inventories accounted for on the LIFO method of accounting were reduced, which resulted in the liquidation of certain quantities carried at costs prevailing in prior years. The net effect on earnings of these liquidations was not material.

4. Property

(Millions)	Useful Lives (years)	2003	2002
Land and land improvements	10-30	$332	$309
Buildings	20-50	1,189	1,126
Machinery and equipment	5-25	5,572	5,273
Other	3-20	453	419
Construction in progress		74	143

Total(1)		$7,620	$7,270

(1)	Interest capitalized in 2003, 2002 and 2001 was $3 million, $5 million and $13 million, respectively.

5. Investments

(Millions)	2003	2002
Investments in equity affiliates	$154	$157
Marketable equity securities:
Trading (See Note 12)	68	53
Available for sale	9	18
Other	34	34

Total	$265	$262

The Company’s investments in equity affiliates is comprised principally of fifty-percent ownership interests in a number of joint ventures that manufacture and sell coatings, glass and chemicals products, the most significant of which are located in Asia.

In addition, we have a fifty-percent ownership interest in RS Cogen, L.L.C., which in December 2002 commenced toll production of electricity and steam primarily for PPG and its joint venture partner. The joint venture was formed with a wholly owned subsidiary of Entergy Corporation, in 2000 for the construction and operation of a $300 million process steam, natural gas-fired cogeneration facility in Lake Charles, La., the majority of which was financed by a syndicate of banks. PPG’s future commitment to purchase electricity and steam from the joint venture approximates $24 million per year subject to contractually defined inflation adjustments for a nineteen year period. The purchases for the years ended Dec. 31, 2003 and 2002 were $27 million and less than $1 million, respectively.

Summarized financial information of our equity affiliates on a 100 percent basis is as follows:

(Millions)	2003	2002
Working capital	$135	$108
Property, net	685	693
Short-term debt	(101)	(99)
Long-term debt	(364)	(319)
Other, net	4	16

Net assets	$359	$399

(Millions)	2003	2002	2001
Revenues	$632	$580	$681

Net (loss) earnings	$(8)	$(2)	$31

PPG’s share of undistributed net earnings of equity affiliates was $63 million and $73 million as of Dec. 31, 2003 and 2002, respectively. Dividends received from equity affiliates were $3 million, $6 million and $26 million in 2003, 2002 and 2001, respectively.

As of Dec. 31, 2003 and 2002, there were unrealized gains of $3 million and $10 million, respectively, and unrealized losses of $1 million at Dec. 31, 2002, recorded in “Accumulated other comprehensive loss” in the accompanying balance sheet related to marketable securities available for sale.

2003 Annual Report and Form 10-K    •    PPG Industries, Inc.            35

Notes

During 2003, PPG sold certain of these investments resulting in the recognition of pretax gains of $15 million and proceeds of $22 million.

6. Goodwill and Other Identifiable Intangible Assets

The change in the carrying amount of goodwill attributable to each business segment for the years ended Dec. 31, 2003 and 2002 was as follows:

(Millions)	Coatings	Glass	Chemicals	Total
Balance, Jan. 1, 2002	$897	$70	$20	$987
Goodwill acquired	12	—	—	12
Currency translation	39	5	4	48

Balance, Dec. 31, 2002	948	75	24	1,047
Currency translation	97	9	4	110

Balance, Dec. 31, 2003	$1,045	$84	$28	$1,157

The carrying amount of acquired trademarks with indefinite lives as of Dec. 31, 2003 and 2002 totaled $144 million.

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and are detailed below.

	Dec. 31, 2003			Dec. 31, 2002
(Millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Acquired technology	$352	$(104)	$248	$348	$(82)	$266
Other	179	(76)	103	167	(63)	104

Balance	$531	$(180)	$351	$515	$(145)	$370

Aggregate amortization expense was $29 million, $32 million and $72 million in 2003, 2002 and 2001, respectively. The estimated future amortization expense of identifiable intangible assets during the next five years is (in millions) $27 in 2004, $26 in 2005, $25 in 2006, $24 in 2007 and $20 in 2008.

7. Debt and Bank Credit Agreements and Leases

(Millions)	2003	2002
6 3/4% non-callable notes, due 2004	$300	$299
6 7/8% non-callable debentures, due 2005(1)	100	100
6 1/2% notes, due 2007(1)	150	150
7.05% notes, due 2009(1)	298	298
6 7/8% notes, due 2012(1)	100	100
7 3/8% notes, due 2016	149	149
6 7/8% notes, due 2017	74	74
7.4% notes, due 2019	199	199
9% non-callable debentures, due 2021	148	148
Impact of derivatives on debt(1)	28	43
ESOP notes(2)
Fixed-rate notes, weighted average 8.5%	26	31
Variable-rate notes, weighted average 1.1% as of Dec. 31, 2003	26	46
Various other U.S. debt, weighted average 1.7% as of Dec. 31, 2003	37	49
Various other non-U.S. debt, weighted average 5.8% as of Dec. 31, 2003	16	35
Capital lease obligations	1	10

Total	1,652	1,731

Less payments due within one year	313	32

Long-term debt	$1,339	$1,699

(1)	PPG entered into several interest rate swaps which have the effect of converting $650 million and $400 million as of Dec. 31, 2003 and 2002, respectively, of these fixed rate notes to variable rates, based on either the three-month or the six-month London Interbank Offered Rate (LIBOR). The weighted average effective interest rate for these borrowings, including the effects of the outstanding swaps was 4.2% and 4.5% for the years ended Dec. 31, 2003 and 2002, respectively. Refer to Notes 1 and 9 for additional information.
(2)	See Note 1 for discussion of ESOP borrowings. The fixed- and variable-rate notes mature in 2009 and require annual principal payments from 2004 to 2008.

Aggregate maturities during the next five years are (in millions) $313 in 2004, $122 in 2005, $20 in 2006, $159 in 2007 and $6 in 2008.

The Company has $1,155 million in credit lines available. These credit lines consist of a $600 million facility expiring in 2006 and a 364-day $555 million facility that was last renewed on May 30, 2003. The facility fee payable on the committed amounts under the $600 million facility and the $555 million facility is 7 1/2 basis points and 6 basis points, respectively. These credit lines are available for general corporate purposes and also support PPG’s commercial paper programs in the U.S. and Europe. There also exists an $18 million revolving credit line, relating to a U.S. subsidiary of the Company that expires in October 2004 and requires payment of annual fees equal to 10 basis points on the unused portion of the line. As of Dec. 31, 2003, no amounts were outstanding under any of these credit lines.

28            2003 Annual Report and Form 10-K    •    PPG Industries, Inc.

Notes

Our non-U.S. operations have other uncommitted lines of credit totaling $198 million of which $12 million was used as of Dec. 31, 2003. These uncommitted lines of credit are subject to cancellation at any time and are not subject to any commitment fees.

PPG is in compliance with the restrictive covenants under its various credit agreements, loan agreements and indentures. The Company’s revolving credit agreements, under which there are currently no borrowings, and a portion of PPG’s ESOP Notes, include financial ratio covenants. The most restrictive of these covenants requires that the amount of long-term senior debt outstanding not exceed 55% of the Company’s tangible net assets. As of Dec. 31, 2003, long-term senior debt was 29% of the Company’s tangible net assets. In the event of a breach of this covenant, each holder of the ESOP notes would have the right to require the Company to redeem the notes. Additionally, substantially all of our debt agreements contain customary cross-default provisions. Those provisions state that a default on a debt service payment of $10 million or more for longer than the grace period provided (usually 10 days) under one agreement may constitute an event of default of other agreements.

None of our primary debt obligations are secured or guaranteed by our affiliates.

As of Dec. 31, 2003, the caption “Short-term debt and current portion of long-term debt” includes $14 million of other short-term borrowings. As of Dec. 31, 2002, it included $225 million of euro-denominated commercial paper and $95 million of other short-term borrowings. The weighted-average interest rates of short-term borrowings as of Dec. 31, 2003 and 2002, were 2.2% and 3.0%, respectively.

Interest payments in 2003, 2002 and 2001 totaled $109 million, $137 million and $180 million, respectively.

Rental expense for operating leases was $134 million, $121 million and $118 million in 2003, 2002 and 2001, respectively. Minimum lease commitments for operating leases that have initial or remaining lease terms in excess of one year as of Dec. 31, 2003, are (in millions) $69 in 2004, $56 in 2005, $41 in 2006, $30 in 2007, $25 in 2008 and $48 thereafter, which includes rent of approximately $12 million, per year, through 2010, and $6 million in 2011, related to the July 1999 sale-leaseback of our Pittsburgh headquarters complex.

The Company had outstanding letters of credit of $78 million and guarantees of $36 million as of Dec. 31, 2003. The letters of credit secure the Company’s performance to third parties under certain self-insurance programs and other commitments made in the ordinary course of business. The guarantees relate primarily to debt of certain entities in which PPG has an ownership interest of which a portion is secured by the assets of the related entity. The Company does not believe any loss related to these letters of credit or guarantees is likely.

8. Financial Instruments, Excluding Derivative Financial Instruments

Included in PPG’s financial instrument portfolio are cash and cash equivalents, marketable equity securities, company-owned life insurance and short- and long-term debt instruments. The most significant instrument, long-term debt (excluding capital lease obligations), had carrying and fair values totaling $1,651 million and $1,767 million, respectively, as of Dec. 31, 2003. The corresponding amounts as of Dec. 31, 2002, were $1,721 million and $1,832 million, respectively. The fair values of the other financial instruments approximated their carrying values, in the aggregate.

The fair values of the debt instruments were based on discounted cash flows and interest rates available to the Company for instruments of the same remaining maturities.

9. Derivative Financial Instruments

PPG uses derivative instruments to manage its exposure to fluctuating natural gas prices through the use of natural gas swap and option contracts. PPG also uses forward currency and option contracts as hedges against its exposure to variability in exchange rates on short-term intercompany borrowings and cash flows denominated in foreign currencies and to translation risk. Interest rate swaps are used to hedge the Company’s exposure to changing interest rates. We also use an equity forward arrangement to hedge a portion of our exposure to changes in the fair value of PPG stock that is to be contributed to the asbestos settlement trust as discussed in Note 13. PPG’s policies do not permit speculative use of derivative financial instruments.

PPG enters into derivative financial instruments with high credit quality counterparties and diversifies its positions among such counterparties in order to reduce its exposure to credit losses. The Company has not experienced any credit losses on derivatives during the three-year period ended Dec. 31, 2003.

PPG manages its foreign currency transaction risk to minimize the volatility of cash flows caused by currency fluctuations by forecasting foreign currency-denominated cash flows of each subsidiary for a 12-month period and aggregating these cash inflows and outflows in each currency to determine the overall net transaction exposures. Decisions on whether to use derivative financial instruments to hedge the net transaction exposures are made based on the amount of those exposures, by currency, and an assessment of the near-term outlook for each currency. The Company’s policy permits the use of foreign currency forward and option contracts to hedge up to 70% of its anticipated net foreign currency cash flows over the next

2003 Annual Report and Form 10-K    •    PPG Industries, Inc.            37

Notes

12-month period. These contracts do not qualify for hedge accounting under the provisions of SFAS No. 133; therefore, the change in the fair value of these instruments is recorded in “Other charges” in the accompanying statement of income in the period of change. The amount recorded in earnings for the years ended Dec. 31, 2003, 2002 and 2001 was a loss of $5 million and $3 million and a gain of $1 million, respectively. The fair value of these contracts was an asset of $0.2 million and $1 million as of Dec. 31, 2003 and 2002, respectively.

The sales, costs, assets and liabilities of our non-U.S. operations must be reported in U.S. dollars in order to prepare consolidated financial statements which gives rise to translation risk. The Company monitors its exposure to translation risk and enters into derivative foreign currency contracts to hedge its exposure, as deemed appropriate. This risk management strategy does not qualify for hedge accounting under the provisions of SFAS No. 133; therefore, changes in the fair value of these instruments are recorded in “Other charges” in the accompanying statement of income in the period of change. A loss of $1 million was recorded for the year ended Dec. 31, 2003. No derivative instruments were acquired to hedge translation risk during 2002. A gain of $1 million was recorded for the year ended Dec. 31, 2001.

PPG designates forward currency contracts as hedges against the Company’s exposure to variability in exchange rates on short-term intercompany borrowings denominated in foreign currencies. To the extent effective, changes in the fair value of these instruments are deferred in accumulated other comprehensive income and subsequently reclassified to “Other charges” in the accompanying statement of income as foreign exchange gains and losses are recognized on the related intercompany borrowings. The portion of the change in fair value considered to be ineffective is recognized in “Other charges” in the accompanying statement of income. The amount recorded in earnings for the years ended Dec. 31, 2003, 2002 and 2001, was a loss of $4 million and $2 million and a gain of less than $1 million, respectively. The fair value of these contracts was an asset of $1 million and a liability of $1 million as of Dec. 31, 2003 and 2002, respectively.

The Company manages its interest rate risk by balancing its exposure to fixed and variable rates while attempting to minimize its interest costs. Generally, the Company maintains variable interest rate debt at a level of 25% to 50% of total borrowings. PPG principally manages its fixed and variable interest rate risk by retiring and issuing debt from time to time. PPG also manages its interest rate risk through the use of interest rate swaps. Currently, these swaps convert $650 million of fixed rate debt to variable rate debt and are designated as fair value hedges. As such, the swaps are carried at fair value. Changes in the fair value of these swaps and that of the related debt are recorded in “Interest expense” in the accompanying statement of income, the net of which is zero. The fair value of these contracts was an asset of $9 million and $23 million as of Dec. 31, 2003 and 2002, respectively.

The Company uses derivative instruments to manage its exposure to fluctuating natural gas prices through the use of natural gas swap and option contracts. These instruments mature over the next twelve months. To the extent that these instruments are effective in hedging PPG’s exposure to price changes, changes in the fair values of the hedge contracts are deferred in accumulated other comprehensive income and reclassified to cost of sales as the natural gas is purchased. The amount of ineffectiveness, which is reported in “Other charges” in the accompanying statement of income for the years ended Dec. 31, 2003, 2002, and 2001, was not material. The fair value of these contracts was an asset of $3 million and $24 million as of Dec. 31, 2003 and 2002, respectively.

In November 2002, PPG entered into a one-year renewable equity forward arrangement with a bank in order to partially mitigate the impact of changes in the fair value of PPG stock that is to be contributed to the asbestos settlement trust as discussed in Note 13. This instrument, which has been renewed for an additional year, is recorded at fair value as an asset or liability and changes in the fair value of this instrument are reflected in “Asbestos settlement — net” in the accompanying statement of income. As of Dec. 31, 2003 and 2002, PPG had recorded a current asset of $15 million and $1 million, respectively, and recognized income of $14 million and $1 million for the years then ended.

In accordance with the terms of this instrument the bank had purchased 504,900 shares of PPG stock on the open market at a cost of $24 million through Dec. 31, 2002 and during the first quarter of 2003 the bank purchased an additional 400,000 shares at a cost of $19 million, for a total principal amount of $43 million. PPG will pay to the bank interest based on the principal amount and the bank will pay to PPG an amount equal to the dividends paid on these shares during the period this instrument is outstanding. The difference between the principal amount, and any amounts related to unpaid interest or dividends, and the current market price for these shares will represent the fair value of the instrument as well as the amount that PPG would pay or receive if the bank chose to net settle the instrument. Alternatively, the bank may, at its option, require PPG to purchase the shares covered by the arrangement at the market price on the date of settlement.

No derivative instrument initially designated as a hedge instrument was undesignated or discontinued as a hedging instrument during 2003 or 2002. During the year ended Dec. 31, 2003, the net change in accumulated other comprehensive loss related to derivatives was a loss of $13 million,

38            2003 Annual Report and Form 10-K    •    PPG Industries, Inc.

Notes

net of tax. This was comprised of a $28 million realized gain which was reclassified from accumulated other comprehensive loss to earnings and an unrealized gain of $15 million. The realized gain relates to the settlement, during the period, of natural gas swaps and foreign currency contracts. The unrealized gain during the period relates primarily to the changes in fair value of the natural gas contracts. During the year ended Dec. 31, 2002, the net change in accumulated other comprehensive loss related to derivatives was a gain of $17 million, net of tax. This was comprised of a $1 million realized loss which was reclassified from accumulated other comprehensive loss to earnings and an unrealized gain of $16 million. The realized loss relates to the settlement, during the period, of natural gas swaps and forward currency contracts. The unrealized gain during the period relates primarily to the changes in fair value of the natural gas contracts offset, in part, by an unrealized loss for interest rate swaps owned by one of the Company’s affiliates accounted for under the equity method of accounting.

The fair values of all outstanding derivative instruments were determined using quoted market prices.

10. Earnings Per Common Share

The earnings (loss) per common share calculations for the three years ended Dec. 31, 2003 are as follows:

(Millions, except per share amounts)	2003	2002	2001
Earnings (loss) per common share
Net income (loss)	$494	$(69)	$387
Weighted average common shares outstanding	169.9	169.1	168.3

Earnings (loss) per common share	$2.91	$(0.41)	$2.30

Earnings (loss) per common share — assuming dilution
Net income (loss)	$494	$(69)	$387
Weighted average common shares outstanding	169.9	169.1	168.3
Effect of dilutive securities
Stock options	0.2	0.2	0.2
Other stock compensation plans	0.8	0.6	0.7

Potentially dilutive common shares	1.0	0.8	0.9
Adjusted weighted average common shares outstanding	170.9	169.9	169.2

Earnings (loss) per common share — assuming dilution	$2.89	$(0.41)	$2.29

There were 8.7 million, 9.3 million and 11.5 million stock options excluded in 2003, 2002 and 2001, respectively, from the computation of diluted earnings per common share due to their anti-dilutive effect.

11. Income Taxes

The following table presents a reconciliation of the statutory U.S. corporate federal income tax rate to our effective income tax rate:

(Percent of Pretax Income)	2003	2002	2001
U.S. federal income tax rate	35.00%	35.00%	35.00%
Changes in rate due to:
State and local taxes — U.S.	1.10	2.09	1.07
Taxes on non-U.S. earnings	(1.44)	(1.08)	1.94
ESOP dividends	(1.45)	(1.73)	(1.98)
Other	1.55	2.03	1.04

Effective income tax rate(1)	34.76%	36.31%	37.07%

(1)	For 2002, the reconciliation is based on amounts that exclude the asbestos settlement charge of $755 million and the related tax benefit of $271 million in order to present information that is consistent with the amounts for 2003 and 2001. The 2002 effective tax rate including the impact of the asbestos settlement charge was (25.00)%.

Since 2001, the trend of our effective income tax rate has been downward reflecting an improvement in the regional mix of non-U.S. taxable earnings.

Income before income taxes of our non-U.S. operations for 2003, 2002 and 2001 was $327 million, $199 million and $140 million, respectively.

The following table gives details of income tax expense (benefit) reported in the accompanying statement of income.

(Millions)	2003	2002	2001
Current income taxes
U.S. federal	$178	$182	$129
Non-U.S.	105	73	102
State and local — U.S.	28	19	10

Total current	311	274	241

Deferred income taxes
U.S. federal	(19)	(264)	33
Non-U.S.	8	(8)	(29)
State and local — U.S.	(7)	(9)	2

Total deferred	(18)	(281)	6

Total	$293	$(7)	$247

2003 Annual Report and Form 10-K    •    PPG Industries, Inc.            39

Notes

Net deferred income tax assets and liabilities as of Dec. 31, 2003 and 2002, are as follows:

(Millions)	2003	2002
Deferred income tax assets related to
Employee benefits	$432	$449
Contingent and accrued liabilities	378	344
Operating loss and other carryforwards	78	62
Inventories	19	32
Property	20	24
Other	43	44
Valuation allowance	(59)	(46)

Total	911	909

Deferred income tax liabilities related to
Property	422	400
Intangibles	162	140
Employee benefits	45	30
Other	39	41

Total	668	611

Deferred income tax assets — net	$243	$298

As of Dec. 31, 2003, subsidiaries of the Company had available net operating loss (NOL) carryforwards of approximately $227 million for income tax purposes, of which approximately $185 million has an indefinite expiration. The remaining $42 million expires between the years 2004 and 2021. A valuation allowance has been established for carryforwards where the ability to utilize them is not likely.

No deferred U.S. income taxes have been provided on certain undistributed earnings of non-U.S. subsidiaries, which amounted to $1,259 million as of Dec. 31, 2003 and $922 million as of Dec. 31, 2002. These earnings are considered to be reinvested for an indefinite period of time or will be repatriated when it is tax effective to do so. It is not practicable to determine the deferred tax liability on these undistributed earnings.

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

Income tax payments in 2003, 2002 and 2001 totaled $289 million, $276 million and $232 million, respectively.

12. Pensions and Other Postretirement Benefits

We have defined benefit pension plans that cover certain employees worldwide. PPG also sponsors defined benefit plans that provide postretirement medical and life insurance benefits for certain U.S. and Canadian employees and their dependents. The Company has the right to modify or terminate certain of these defined benefit plans in the future.

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

On Dec. 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) that provides several options for Medicare eligible participants and employers, including a federal subsidy to companies that elect to provide a retiree prescription drug benefit which is at least actuarially equivalent to Medicare Part D. The Act provides for a two-year transitional period to allow for, among other items, the possibility that companies may amend existing plans. There are significant uncertainties regarding the eventual regulations required to implement the Act as well as the Act’s overall affect on plan participant’s coverage choices and the related impact on their health care costs. As such, the effects of the Act are not reflected in the accumulated postretirement benefit obligation as of Dec. 31, 2003 or in the 2003 net periodic postretirement benefit cost. Once the regulations regarding the implementation of the Act and FASB’s authoritative guidance on the accounting for the federal subsidy is issued, the Company may be required to change its previously reported information. PPG is currently evaluating the provisions of the Act and its potential impact to our postretirement medical plans which we believe will ultimately reduce our accumulated postretirement benefit obligation and other postretirement benefit costs.

40            2003 Annual Report and Form 10-K    •    PPG Industries, Inc.

Notes

The following table sets forth the changes in projected benefit obligations (as calculated by our actuaries as of Dec. 31), plan assets, the funded status and the amounts recognized in our balance sheet for our defined benefit pension and other postretirement benefit plans:

	Pensions		Other Postretirement Benefits
(Millions)	2003	2002	2003	2002
Projected benefit obligation, Jan. 1	$2,719	$2,414	$993	$823
Service cost	60	54	23	17
Interest cost	173	165	65	58
Plan amendments	11	21	(37)	—
Actuarial losses	180	182	174	176
Benefits paid	(170)	(172)	(93)	(81)
Foreign currency translation adjustments	94	41	10	—
Other	(2)	14	—	—

Projected benefit obligation, Dec. 31	$3,065	$2,719	$1,135	$993

Market value of plan assets, Jan. 1	$2,030	$2,423
Actual return on plan assets	480	(280)
Company contributions	63	20
Participant contributions	1	2
Benefits paid	(158)	(159)
Plan expenses and other — net	(3)	(3)
Foreign currency translation adjustments	67	27

Market value of plan assets, Dec. 31	$2,480	$2,030

Funded status	$(585)	$(689)	$(1,135)	$(993)
Accumulated unrecognized:
Actuarial losses	1,275	1,459	527	376
Prior service cost	97	103	(16)	21
Additional pension liability	(1,095)	(1,318)	—	—

Net accrued benefit cost	$(308)	$(445)	$(624)	$(596)

In 2003, we made a voluntary contribution to our U.S. defined benefit plans of $22 million and contributions to our non-U.S. defined benefit plans of $41 million, some of which were required by local funding requirements. Despite the underfunded status of our defined benefit pension plans as shown above, our current forecast under existing U.S. pension funding regulations is that with available funding credits, there will be no required contribution to the U.S. plans until 2007, at the earliest, even if our plan assets stay flat with December 2003 levels. However, we may make voluntary contributions to our U.S. plans and we expect to make contributions to our non-U.S. plans in 2004 of approximately $30 million.

The accumulated unrecognized actuarial losses for pensions relate primarily to the actual return on plan assets being less than the expected return on plan assets and the decline in the discount rate. The accumulated unrecognized losses for other postretirement benefits relate primarily to actual healthcare costs increasing at a higher rate than those assumed in our medical healthcare cost trend rate used in the valuation of the year-end projected benefit obligation (PBO) and the decline in the discount rate. The increase in the accumulated unrecognized losses for both pension and other postretirement benefits have occurred primarily since 2001. Since the accumulated unrecognized actuarial losses exceed 10% of the higher of the market value of plan assets or the PBO at the beginning of the year, amortization of such excess over a period of 6 to 13 years has been included in net periodic benefit costs for pension and other postretirement benefits in each of the last three years.

The following summarizes the current and noncurrent amounts recognized in the accompanying balance sheet for these plans:

	Pensions		Other Postretirement Benefits
(Millions)	2003	2002	2003	2002
Prepaid benefit cost	$87	$49	$—	$—
Accrued benefit cost	(395)	(494)	(624)	(596)

Net accrued benefit cost	$(308)	$(445)	$(624)	$(596)

The PBO is the actuarial present value of benefits attributable to employee service rendered to date, including the effects of estimated future pay increases. The accumulated benefit obligation (ABO) also reflects the actuarial present value of benefits attributable to employee service rendered to date, but does not include the effects of estimated future pay increases. In order to measure the funded status for financial accounting purposes, the ABO is compared to the market value of plan assets and amounts accrued for such benefits in the balance sheet.

As of Dec. 31, 2002, the majority of our defined benefit pension plans had an ABO in excess of plan assets due primarily to the decrease in the market value of pension plan assets and the decline in the discount rate. The unfunded ABO as of Dec. 31, 2002, was $373 million. As a result, the Company recorded an additional minimum pension liability adjustment in 2002. This adjustment reduced the prepaid pension asset by $912 million, increased the intangible pension asset by $96 million and the minimum pension liability by $326 million and reflected a deferred tax benefit of $416 million with a resulting reduction in shareholders’ equity through an increase in the accumulated other comprehensive loss of $726 million.

During 2003, the market value of pension plan assets increased but there was a further decline in the discount rate. The net effect of these changes was that the minimum pension liability as of Dec. 31, 2003 was $118 million less than as of Dec. 31, 2002.

2003 Annual Report and Form 10-K    •    PPG Industries, Inc.            41

Notes

The following reflects the balance sheet impact of the 2003 minimum pension liability adjustment:

(Millions)	2003	2003 Adjustment	2002
Other assets	$94	$(7)	$101
Accumulated other comprehensive loss	628	(147)	775
Deferred income taxes	373	(69)	442
Prepaid benefit cost	(840)	105	(945)

Minimum pension liability	$(255)	$118	$(373)

The minimum pension liability is included in “Accrued pensions” in the accompanying balance sheet.

The ABO as of Dec. 31, 2003 and 2002 was $2,844 million and $2,502 million, respectively. The following summarizes the funded status of those pension plans that were underfunded on an ABO basis as of Dec. 31, 2003 and 2002:

(Millions)	2003	2002
PBO	$2,810	$2,636
ABO	2,620	2,429
Market value of plan assets	2,245	1,955

The accrued benefit cost reflected in the accompanying balance sheet includes $7 million and $4 million, as of Dec. 31, 2003 and 2002, respectively, for defined contribution plans.

Net periodic benefit cost (income) includes the following:

	Pensions			Other Postretirement Benefits
(Millions)	2003	2002	2001	2003	2002	2001
Service cost	$60	$54	$48	$23	$17	$12
Interest cost	173	165	159	65	58	48
Expected return on plan assets	(173)	(224)	(279)	—	—	—
Amortization of transition assets	—	(4)	(5)	—	—	—
Amortization of prior service cost	18	18	17	1	3	3
Amortization of actuarial losses	98	45	7	26	13	1

Net periodic benefit cost (income)	$176	$54	$(53)	$115	$91	$64

Net periodic benefit cost (income) is included in “Cost of sales,” “Selling, general and administrative” and “Research and development” in the accompanying statement of income.

In determining net periodic benefit cost (income), unrecognized prior service costs are amortized over periods ranging from 6 to 13 years.

The following weighted average assumptions were used to determine the benefit obligations for our defined benefit pension and other postretirement plans as of Dec. 31, 2003 and 2002:

	2003	2002
Discount rate	6.1%	6.5%
Rate of compensation increase	4.0%	4.1%

The following weighted average assumptions were used to determine the net periodic benefit cost (income) for our defined benefit pension and other postretirement benefit plans for the three years ended Dec. 31, 2003:

	2003	2002	2001
Discount rate	6.5%	7.0%	7.3%
Expected return on assets	8.4%	9.5%	10.9%
Rate of compensation increase	4.1%	4.1%	4.1%

These assumptions are reviewed on an annual basis. In determining the expected return on plan asset assumption, the Company evaluates the long-term returns earned by the plans, the mix of investments that comprise plan assets and forecasts of future long-term investment returns. The expected return on plan assets assumption to be used in determining 2004 net periodic pension expense will be 8.50% for the U.S. plans.

The following summarizes the target pension plan asset allocation as of Dec. 31, 2003 and the actual pension plan asset allocations as of Dec. 31, 2003 and 2002:

	Target Asset Allocation as of Dec. 31, 2003	Percentage of Plan Assets
Asset Category		2003	2002
Equity securities	50-75%	73%	70%
Debt securities	25-50%	25%	29%
Real estate	0-5%	2%	1%

The pension plan assets are invested with the objective of maximizing long-term returns while minimizing material losses in order to meet future benefit obligations when they come due.

42            2003 Annual Report and Form 10-K    •    PPG Industries, Inc.

Notes

The weighted-average medical healthcare cost trend rate used was 11.0% for 2003 declining to 4.5% in the year 2008. For 2004, the weighted-average medical healthcare cost trend rate used will be 12.0% declining to 4.5% in the year 2008. These assumptions are reviewed on an annual basis. In selecting rates for current and long-term health care assumptions, the Company takes into consideration a number of factors including the Company’s actual health care cost increases, the design of the Company’s benefit programs, the demographics of the Company’s active and retiree populations and expectations of inflation rates out into the future. If these 2004 trend rates were increased or decreased by one percentage point per year, such increases or decreases would have the following effects:

	One-Percentage Point
(Millions)	Increase	Decrease
Increase (decrease) in the aggregate of service and interest cost components	$10	$(8)
Increase (decrease) in the benefit obligation	$95	$(82)

The Company also incurred costs for multi-employer pension plans of $2 million in 2003 and $1 million for both 2002 and 2001. Multi-employer healthcare costs totaled $1 million in each of the years 2003, 2002 and 2001.

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

The plan provides participants with investment alternatives and the ability to transfer amounts between the phantom non-PPG stock investment accounts. To mitigate the impact on compensation expense of changes in the market value of the liability, the Company purchased a portfolio of marketable securities that mirror the phantom non-PPG stock investment accounts selected by the participants except the money market accounts. The changes in market value of these securities are also included in earnings. Trading will occur in this portfolio to align the securities held with the participant’s phantom non-PPG stock investment accounts except the money market accounts.

The cost of the deferred compensation plan, comprised of dividend equivalents accrued on the phantom PPG stock account, investment income and the change in market value of the liability, was a loss in 2003 of $13 million, and income of $9 million and $6 million in 2002 and 2001, respectively. These amounts are included in “Selling, general and administrative” in the accompanying statement of income. The change in market value of the investment portfolio in 2003 was income of $13 million, and a loss of $10 million and $7 million in 2002 and 2001, respectively, and is also included in “Selling, general and administrative.”

The Company’s obligations under this plan, which are included in “Other liabilities” in the accompanying balance sheet, were $100 million and $84 million as of Dec. 31, 2003 and 2002, respectively, and the investments in marketable securities, which are included in “Investments” in the accompanying balance sheet, were $68 million and $53 million as of Dec. 31, 2003 and 2002, respectively.

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

The result of any future litigation of such lawsuits and claims is inherently unpredictable. However, management believes that, in the aggregate, the outcome of all lawsuits and claims involving PPG, including asbestos-related claims in the event the settlement described below does not become effective, will not have a material effect on PPG’s consolidated financial position or liquidity; however, any such outcome may be material to the results of operations of any particular period in which costs, if any, are recognized.

The Company has been named as a defendant, along with various other co-defendants, in a number of antitrust lawsuits, including suits in various state and federal courts alleging that PPG acted with competitors to fix prices and allocate markets in the automotive refinish industry and a federal class action suit relating to certain glass products. The federal automotive refinish cases have been consolidated in the U.S. District Court for the Eastern District of Pennsylvania located in Philadelphia, Pa., but these proceedings are at an early stage. The state automotive refinish cases have either been stayed pending resolution of the federal proceedings or have been dismissed. All of the initial defendants in the glass class action antitrust case other than PPG have settled. On May 29, 2003, the U.S. District Court for the Western District of Pennsylvania located in Pittsburgh, Pa. granted PPG’s motion for summary judgment dismissing the claims against PPG in the glass class action antitrust case. The plaintiffs in that case have appealed that order to the U.S. Third Circuit Court of Appeals. PPG believes it has meritorious defenses to these antitrust claims.

2003 Annual Report and Form 10-K    •    PPG Industries, Inc.            43

Notes

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

For over thirty years, PPG has been a defendant in lawsuits involving claims alleging personal injury from exposure to asbestos. As of Dec. 31, 2003, PPG was one of many defendants in numerous asbestos-related lawsuits involving approximately 116,000 claims. Most of PPG’s potential exposure relates to allegations by plaintiffs that PPG should be liable for injuries involving asbestos-containing thermal insulation products manufactured and distributed by Pittsburgh Corning Corporation (PC). PPG and Corning Incorporated are each 50% shareholders of PC. PPG has denied responsibility for, and has defended, all claims for any injuries caused by PC products.

On April 16, 2000, PC filed for Chapter 11 Bankruptcy in the U.S. Bankruptcy Court for the Western District of Pennylvania located in Pittsburgh, Pa. Accordingly, in the first quarter of 2000, PPG recorded an aftertax charge of $35 million for the write-off of all of its investment in PC. As a consequence of the bankruptcy filing and various motions and orders in that proceeding, the asbestos litigation against PPG (as well as against PC) has been stayed and the filing of additional asbestos suits against them has been enjoined, until thirty days after the effective date of a confirmed plan of reorganization for PC substantially in accordance with the settlement arrangement among PPG and several other parties discussed below. The stay may be terminated if the Bankruptcy Court determines that such a plan will not be confirmed, or the settlement arrangement set forth below is not likely to be consummated.

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

The terms of the PPG Settlement Arrangement and the Corning Settlement Arrangement have been incorporated into a bankruptcy reorganization plan for PC along with a disclosure statement describing the plan, which PC filed with the Bankruptcy Court on April 30, 2003. Amendments to the plan and disclosure statement were filed on Aug. 18 and Nov. 20, 2003. Creditors and other parties with an interest in the bankruptcy proceeding were entitled to file objections to the disclosure statement and the plan of reorganization, and a few parties filed objections. On Nov. 26, 2003, after considering objections to the second amended disclosure statement and plan of reorganization, the Bankruptcy Court entered an order approving it and directing that it be sent to creditors, including asbestos claimants, for voting. The Bankruptcy Court established March 2, 2004 as the deadline for receipt of votes. In order to approve the plan, at least two-thirds in amount and more than one-half in number of the allowed creditors in a given class must vote in favor of the plan, and for a plan to contain a channeling injunction for present and future asbestos claims under §524(g) of the Bankruptcy Code, as described below, seventy-five percent of the asbestos claimants voting must vote in favor of the plan. Assuming that the plan receives the requisite votes, the judge would conduct another hearing (which the judge has scheduled for May 3-7, 2004) regarding the fairness of the settlement, including whether the plan would be fair with respect to present and future claimants, whether such claimants would be treated in substantially the same manner, and whether the protection provided to PPG and its participating insurers would be fair in view of the assets they would convey to the asbestos settlement trust (Trust) to be established as part of the plan. At that hearing, creditors and other parties in interest could raise objections to the plan. Following that hearing, the Bankruptcy Court, after considering objections to the plan, would enter a confirmation order if all requirements to confirm a plan of reorganization under the Bankruptcy Code, including the requirements described above, have been satisfied; this order may be appealed to the U.S. District Court for the Western District of Pennsylvania. (The District Court may join the Bankruptcy Court in the confirmation order, in which case an appeal to the District Court would not be necessary.) Assuming that the District Court approves the confirmation order, interested parties could appeal the order to the U.S. Third Circuit Court of Appeals and subsequently to the U.S. Supreme Court. The PPG Settlement Arrangement would not become effective until 30 days after

44            2003 Annual Report and Form 10-K    •    PPG Industries, Inc.

Notes

the plan of reorganization was finally approved by an appropriate court order that was no longer subject to appeal (the “Effective Date”).

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

2003 Annual Report and Form 10-K    •    PPG Industries, Inc.            45

Notes

The following table summarizes the impact on our financial statements resulting from the initial charge in the second quarter of 2002 for the estimated cost of the PPG Settlement Arrangement which included the net present value as of Dec. 31, 2002, using a discount rate of 5.5%, of the aggregate cash payments of approximately $998 million to be made by PPG to the Trust. That amount also included the carrying value of PPG’s stock in Pittsburgh Corning Europe, the fair value as of June 30, 2002 of 1,388,889 shares of PPG common stock and $30 million in legal fees of the Trust to be paid by PPG, which together with the first payment originally scheduled to be made to the Trust on June 30, 2003, were reflected in the current liability for PPG’s asbestos settlement in the balance sheet as of June 30, 2002. The net present value of the remaining payments of $566 million was recorded in the noncurrent liability for asbestos settlement. The table also presents the impact of the subsequent changes in the estimated cost of the settlement due to the change in fair value of the stock to be transferred to the asbestos settlement trust and the equity forward instrument (see Note 9) and the increase in the net present value of the future payments to be made to the trust.

	Balance Sheet
	Asbestos Settlement Liability		Equity Forward (Asset)	Pretax Charge
(Millions)	Current	Long-term
Initial asbestos settlement charge	$206	$566	$—	$772
Change in fair value:
PPG stock	(16)	—	—	(16)
Equity forward instrument	—	—	(1)	(1)

Balance as of and Activity for the year ended Dec. 31, 2002	190	566	(1)	$755

Change in fair value:
PPG stock	20	—	—	20
Equity forward instrument	—	—	(14)	(14)
Accretion of asbestos liability	—	32	—	32
Reclassification	98	(98)	—	—

Balance as of and Activity for the year ended Dec. 31, 2003	$308	$500	$(15)	$38

The fair value of the equity forward instrument is included as an other current asset as of Dec. 31, 2003 and Dec. 31, 2002 in the accompanying balance sheet. The amounts due June 30, 2003 and 2004 of $75 million and $98 million under the fixed payment schedule described above, are included in the current asbestos settlement liability in the accompanying balance sheet. The payment due June 30, 2005 of $91 million, and the net present value of the remaining payments is included in the long-term asbestos settlement in the accompanying balance sheet. It is expected that accretion expense associated with the asbestos liability will continue to be approximately $8 million per quarter through the end of 2004.

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

It is PPG’s policy to accrue expenses for environmental contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Reserves for environmental contingencies are exclusive of claims against third parties and are generally not discounted. As of Dec. 31, 2003 and 2002, PPG had reserves for environmental contingencies totaling $92 million and $87 million, respectively. Pretax charges against income for environmental remediation costs in 2003, 2002 and 2001 totaled $21 million, $15 million and $29 million, respectively, and are included in “Other charges” in the accompanying statement of income. Cash outlays related to such environmental remediation aggregated $16 million, $22 million and $19 million in 2003, 2002 and 2001, respectively.

Management anticipates that the resolution of the Company’s environmental contingencies will occur over an extended period of time. Over the past 10 years the pretax charges against income have ranged between $10 million and $49 million per year. We anticipate that charges against income in 2004 will be within that range. It is possible, however, that technological, regulatory and enforcement developments, the results of environmental studies and other factors could alter this expectation. In management’s opinion, the Company operates in an environmentally sound manner and the outcome of the Company’s environmental contingencies will not have a material effect on PPG’s financial position or liquidity.

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

46            2003 Annual Report and Form 10-K    •    PPG Industries, Inc.

Notes

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

The impact of evolving programs, such as natural resource damage claims, industrial site reuse initiatives and state remediation programs, also adds to the present uncertainties with regard to the ultimate resolution of this unreserved exposure to future loss. The Company’s assessment of the potential impact of these environmental contingencies is subject to considerable uncertainty due to the complex, ongoing and evolving process of investigation and remediation, if necessary, of such environmental contingencies.

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

The following table summarizes the shares outstanding for the three years ended Dec. 31, 2003:

	Common Stock	Treasury Stock	ESOP Shares	Shares Outstanding
Balance, Jan. 1, 2001	290,573,068	(122,350,519)	(476)	168,222,073
Purchases	—	(109,400)	(583,598)	(692,998)
Issuances/releases	—	600,065	359,116	959,181

Balance, Dec. 31, 2001	290,573,068	(121,859,854)	(224,958)	168,488,256
Issuances/releases	—	871,725	82,212	953,937

Balance, Dec. 31, 2002	290,573,068	(120,988,129)	(142,746)	169,442,193
Issuances/releases	—	1,479,576	4,870	1,484,446

Balance, Dec. 31, 2003	290,573,068	(119,508,553)	(137,876)	170,926,639

ESOP shares represent the unreleased new shares held by the ESOP that are not considered outstanding under SOP 93-6 (see Notes 1 and 16). The number of ESOP shares changes as a result of the purchases of new shares and releases of shares to participant accounts by the ESOP.

PPG has a Shareholders’ Rights Plan, under which each share of the Company’s outstanding common stock has an associated preferred share purchase right. The rights are exercisable only under certain circumstances and allow holders of such rights to purchase common stock of PPG or an acquiring company at a discounted price, which would generally be 50% of the respective stocks’ current fair market value.

Per share cash dividends paid were $1.73 in 2003, $1.70 in 2002 and $1.68 in 2001.

15. Accumulated Other Comprehensive Loss

(Millions)	Unrealized Currency Translation Adjustment	Minimum Pension Liability Adjustment	Unrealized Gain (Loss) on Marketable Securities	Unrealized Gain (Loss) on Derivatives	Accumulated Other Comprehensive Loss
Balance, Jan. 1, 2001	$(282)	$(29)	$—	$—	$(311)
Net change	(131)	(20)	10	(8)	(149)

Balance, Dec. 31, 2001	(413)	(49)	10	(8)	(460)
Net change	73	(726)	(5)	17	(641)

Balance, Dec. 31, 2002	(340)	(775)	5	9	(1,101)
Net change	328	147	(3)	(13)	459

Balance, Dec. 31, 2003	$(12)	$(628)	$2	$(4)	$(642)

Unrealized currency translation adjustments exclude income tax expense (benefit) given that the earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time. The income tax benefit associated with the minimum pension liability adjustment was a reduction in the benefit of $69 million in 2003 and an increase in the benefit of $416 million in 2002. The unrealized gain (loss) on marketable securities and derivatives is presented net of tax.

2003 Annual Report and Form 10-K    •    PPG Industries, Inc.            47

Notes

The 2003 net change in unrealized gain (loss) on marketable securities includes the reclassification to “Other earnings” in the accompanying statement of income for realized gains of $15 million, $9 million net of tax, related to the sale of these marketable securities.

16. Employee Stock Ownership Plan

Our employee stock ownership plan (ESOP) covers substantially all U.S. employees. The Company makes matching contributions to the ESOP based upon participants’ savings, subject to certain limitations, the matching percentage being based upon our return on average capital for the previous year.

Compensation (benefit) expense related to the ESOP for 2003, 2002 and 2001 totaled $(0.3) million, $(2) million and $6 million, respectively. Cash contributions to the ESOP for 2003, 2002 and 2001 totaled $3 million, $2 million and $17 million, respectively. The decline in compensation expense and cash contributions to the ESOP in 2003 and 2002 was due principally to the decline in the Company’s matching percentage. Interest expense totaled $3 million, $4 million and $7 million for 2003, 2002 and 2001, respectively. The tax deductible dividends on PPG shares held by the ESOP were $39 million for 2003, $42 million for 2002 and $44 million for 2001.

Shares held by the ESOP as of Dec. 31, 2003 and 2002, are as follows:

	2003		2002
	Old Shares	New Shares	Old Shares	New Shares
Allocated shares	11,529,265	3,836,570	10,649,783	3,831,700
Unreleased shares	1,871,069	137,876	2,750,551	142,746

Total	13,400,334	3,974,446	13,400,334	3,974,446

The fair value of unreleased new ESOP shares was $9 million and $7 million as of Dec. 31, 2003 and 2002, respectively. The average cost of the unreleased old ESOP shares was $21 per share.

17. Other Earnings

(Millions)	2003	2002	2001
Interest income	$10	$9	$15
Royalty income	29	26	26
Share of net (loss) earnings of equity affiliates (See Note 5)	(4)	(1)	15
Other	68	61	42

Total	$103	$95	$98

18. Stock-Based Compensation

PPG has a number of stock-based compensation plans, the most significant of which are the PPG Stock Plan and the Challenge 2000 Stock Plan, for which no compensation expense has been recognized. In addition, a portion of the amounts paid under the Company’s total shareholder return plans and its incentive compensation and management award plans may be paid in PPG common stock. Total compensation cost related to these other plans was $60 million, $45 million and $45 million in 2003, 2002 and 2001, respectively.

Under the PPG Stock Plan, certain employees of the Company have been granted options to purchase shares of common stock at prices equal to the fair market value of the shares on the date the options were granted. The options are exercisable beginning from six to 12 months after being granted and have a maximum term of 10 years. Shares available for future grants under this plan were 11,953,100 and 13,983,500 as of Dec. 31, 2003 and 2002, respectively.

On July 1, 1998, the Company granted to substantially all active employees of the Company and its majority owned subsidiaries the option to purchase 100 shares of common stock at its then fair market value of $70 per share under the Challenge 2000 Stock Plan. The options are exercisable beginning July 1, 2003 and expire on June 30, 2008.

In accordance with APB No. 25, no compensation cost for the PPG Stock Plan and Challenge 2000 Stock Plan has been recognized in the accompanying financial statements. Had compensation cost for these PPG stock option plans been determined based upon the estimated fair value at the grant date consistent with the methodology prescribed in SFAS No. 123, net income (loss), earnings (loss) per common share and earnings (loss) per common share — assuming dilution for 2003, 2002 and 2001 would have been as follows:

(Millions, except per share amounts)	2003	2002	2001
Net income (loss)
Reported net income (loss)	$494	$(69)	$387
Impact of SFAS No. 123	(18)	(24)	(24)

Pro forma net income (loss)	$476	$(93)	$363

Earnings (loss) per common share
Reported earnings (loss)	$2.91	$(0.41)	$2.30
Impact of SFAS No. 123	(0.11)	(0.14)	(0.14)

Pro forma earnings (loss)	$2.80	$(0.55)	$2.16

Earnings (loss) per common share— assuming dilution
Reported earnings (loss)	$2.89	$(0.41)	$2.29
Impact of SFAS No. 123	(0.11)	(0.14)	(0.14)

Pro forma earnings (loss)	$2.78	$(0.55)	$2.15

48            2003 Annual Report and Form 10-K    •    PPG Industries, Inc.

Notes

The weighted average fair value of options granted was $11.57 per share in 2003, $12.40 per share in 2002 and $11.93 per share in 2001. The fair value of stock options is estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	2003	2002	2001
Risk-free interest rate	3.0%	4.1%	5.2%
Expected life of option in years	4.8	4.3	4.3
Expected dividend yield	3.0%	2.8%	2.7%
Expected volatility	32.0%	32.4%	26.3%

The following table summarizes stock option activity under all plans for the three years ended Dec. 31, 2003:

Stock option activity	Number of shares subject to options	Weighted average exercise price per share
Outstanding, Jan. 1, 2001	13,186,729	$58.81
Granted	2,697,920	51.52
Exercised	(871,389)	45.99
Terminated	(502,581)	62.66

Outstanding, Dec. 31, 2001	14,510,679	58.09
Granted	2,613,972	50.91
Exercised	(1,225,031)	49.14
Terminated	(1,093,835)	62.29

Outstanding, Dec. 31, 2002	14,805,785	57.25
Granted	2,525,637	49.33
Exercised	(1,810,489)	49.06
Terminated	(831,970)	60.65

Outstanding, Dec. 31, 2003	14,688,963	$56.71

The following table summarizes information about stock options outstanding and exercisable as of Dec. 31, 2003:

	Options outstanding			Options exercisable
Range of exercise price per share	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share
$37.50 - $50.81	4,787,275	7.78	$48.43	2,756,875	$48.97
$51.00 - $62.00	6,440,855	4.95	$56.18	6,050,069	$56.19
$62.13 - $76.31	3,460,833	3.59	$69.14	3,407,484	$69.24

	14,688,963	5.55	$56.71	12,214,428	$58.20

As of Dec. 31, 2002, options were exercisable for 10.4 million shares at a weighted average exercise price of $55.96 per common share. The corresponding amounts as of Dec. 31, 2001, were 9.8 million and $56.86 per common share, respectively.

19. Advertising Costs

Advertising costs are expensed as incurred and totaled $81 million, $74 million and $62 million in 2003, 2002 and 2001, respectively.

20. Research and Development

(Millions)	2003	2002	2001
Research and development — total	$306	$289	$283
Less depreciation on research facilities	16	16	17

Research and development — net	$290	$273	$266

21. Quarterly Financial Information (unaudited)

	Net Sales (Millions)	Gross Profit (Millions)	Net Income (Loss) (Millions)	Earnings (Loss) Per Common Share	Earnings (Loss) Per Common Share— Assuming Dilution
2003 quarter ended
March 31(1)	$2,071	$729	$78	$.46	$.46
June 30(2)	2,304	859	152	.90	.89
September 30	2,206	836	142	.83	.83
December 31	2,175	811	122	.72	.71

Total	$8,756	$3,235	$494	$2.91	$2.89

2002 quarter ended
March 31(3)	$1,875	$686	$34	$.20	$.20
June 30(4)	2,134	809	(345)	(2.04)	(2.03)
September 30	2,068	777	148	.87	.87
December 31	1,990	729	94	.56	.55

Total	$8,067	$3,001	$(69)	$(.41)	$(.41)

(1)	First quarter 2003 earnings were reduced by a cumulative effect of accounting change of $6 million, net of tax, or $0.03 a share. Income before cumulative effect of accounting change and related earnings per common share – assuming dilution were $84 million and $0.49 a share, respectively. First quarter 2003 earnings were also reduced by a pretax charge of $1 million for restructuring actions initiated in 2003.
(2)	Second quarter 2003 earnings were reduced by a pretax charge of $5 million for restructuring actions initiated in 2003 and increased due to the reversal of $2 million of the restructuring reserve originally recorded in 2002.
(3)	First quarter 2002 earnings were reduced by a cumulative effect of accounting change of $9 million, net of tax, or $0.05 a share. Income before cumulative effect of accounting change and related earnings per common share – assuming dilution were $43 million and $0.25 a share, respectively. First quarter 2002 earnings were also reduced by a pretax charge of $81 million for restructuring and other related activities, including severance and other costs of $66 million and asset dispositions of $15 million.
(4)	Second quarter 2002 earnings were reduced by a pretax charge of $772 million for the asbestos settlement and increased due to the reversal of $4 million of a coatings restructuring reserve originally recorded in 2001.

2003 Annual Report and Form 10-K    •    PPG Industries, Inc.            49

Notes

22. Business Segment Information

Segment Organization and Products

PPG is a multinational manufacturer with three reportable segments: coatings, glass and chemicals. The Company’s segments are organized based on differences in products. The glass and fiber glass operations have been aggregated into a single reportable segment. The coatings segment supplies a variety of protective and decorative coatings and finishes along with adhesives, sealants and metal pretreatment products for aerospace, industrial, packaging, architectural, automotive original equipment and aftermarket refinish applications. The glass segment supplies flat glass, fabricated glass and continuous-strand fiber glass for residential and commercial construction, automotive original and replacement markets and industrial applications. The chemicals segment supplies chlor-alkali and specialty chemicals products. The primary chlor-alkali products are chlorine, caustic soda, vinyl chloride monomer, chlorinated solvents, chlorinated benzenes and calcium hypochlorite. The primary specialty chemicals products are Transitions® lenses, optical monomers, amorphous silica products and fine chemicals. Transitions® lenses are manufactured and distributed by PPG’s 51%-owned joint venture with Essilor International. Production facilities and markets for the coatings, glass and chemicals segments are predominantly in North America and Europe. Our businesses are also pursuing opportunities to further develop markets in Asia and South America. Each of the businesses in which PPG is engaged is highly competitive. However, the diversification of product lines and worldwide markets served tends to minimize the impact on PPG’s total sales and earnings of changes in demand for a particular product line or in a particular geographic area.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company allocates resources to segments and evaluates the performance of segments based upon reported segment income before interest expense — net, income taxes and minority interest. Substantially all corporate administrative expenses are allocated to the segments. The portion not allocated to the segments represents the unallocated cost of certain insurance and employee benefit programs and gains and losses related to the disposal of corporate assets and is included in “Other unallocated corporate expense — net.” Net periodic pension income and expense is allocated to the segments. Prepaid pension assets for U.S. defined benefit plans in 2001 are not allocated to the segments and are included in corporate assets. Intersegment sales and transfers are recorded at selling prices that approximate market prices.

50            2003 Annual Report and Form 10-K    •    PPG Industries, Inc.

Notes

(Millions) Segments	Coatings(1)	Glass(2)	Chemicals(3)	Corporate(4)	Consolidated Totals
2003
Net sales to external customers	$4,835	$2,150	$1,771	$—	$8,756
Intersegment net sales	1	1	11	(13)	—

Total net sales	$4,836	$2,151	$1,782	$(13)	$8,756

Operating income (loss)	$707	$71	$232	$(32)	$978
Asbestos settlement — net (see Note 13)					(38)
Interest—net					(97)

Income before income taxes, minority interest and cumulative effect of accounting change					$843

Depreciation and amortization (See Note 1)	$155	$125	$93	$21	$394
Share of net earnings (loss) of equity affiliates	$1	$(1)	$(4)	$—	$(4)
Segment assets(5)	$4,385	$1,583	$1,065	$1,391	$8,424
Investments in equity affiliates	$23	$108	$8	$15	$154
Expenditures for long-lived assets	$79	$71	$48	$7	$205

2002
Net sales to external customers	$4,482	$2,071	$1,514	$—	$8,067
Intersegment net sales	1	24	6	(31)	—

Total net sales	$4,483	$2,095	$1,520	$(31)	$8,067

Operating income (loss)	$605	$143	$124	$(26)	$846
Asbestos settlement—net (See Note 13)					(755)
Interest—net					(119)

Loss before income taxes, minority interest and cumulative effect of accounting change					$(28)

Depreciation and amortization (See Note 1)	$156	$124	$97	$21	$398
Share of net (loss) earnings of equity affiliates	$(3)	$—	$(1)	$3	$(1)
Segment assets(5)	$4,140	$1,601	$1,098	$1,024	$7,863
Investments in equity affiliates	$23	$91	$28	$15	$157
Expenditures for long-lived assets	$95	$92	$42	$21	$250

2001
Net sales to external customers	$4,410	$2,236	$1,523	$—	$8,169
Intersegment net sales	2	1	8	(11)	—

Total net sales	$4,412	$2,237	$1,531	$(11)	$8,169

Operating income (loss)	$495	$255	$91	$(21)	$820
Interest—net					(154)

Income before income taxes, minority interest and cumulative effect of accounting change					$666

Depreciation and amortization (See Note 1)	$193	$137	$97	$20	$447
Share of net earnings of equity affiliates	$—	$9	$1	$5	$15
Segment assets(5)	$4,160	$1,596	$1,105	$1,591	$8,452
Investments in equity affiliates	$24	$94	$26	$13	$157
Expenditures for long-lived assets	$109	$85	$58	$31	$283

(continued on next page)

2003 Annual Report and Form 10-K    •    PPG Industries, Inc.            51

Notes

(continued)

(Millions) Geographic Information	2003	2002	2001
Net sales(6)
United States	$5,587	$5,298	$5,469
Europe	1,879	1,603	1,507
Canada	583	528	545
Other	707	638	648

Total	$8,756	$8,067	$8,169

Operating income
United States(7)	$660	$660	$664
Europe(8)	226	120	103
Canada(9)	43	37	38
Other(10)	81	55	36

Total(11)	$1,010	$872	$841

Interest — net	(97)	(119)	(154)
Asbestos settlement — net (See Note 13)	(38)	(755)	—
Other unallocated corporate expense — net	(32)	(26)	(21)

Income (loss) before income taxes, minority interest and cumulative effect of accounting change	$843	$(28)	$666

Long-lived assets(12)
United States	$2,645	$2,799	$3,764
Europe	1,203	1,034	964
Canada	219	193	191
Other	438	411	473

Total	$4,505	$4,437	$5,392

Identifiable assets
United States(13)	$5,158	$4,943	$5,606
Europe	2,032	1,798	1,646
Canada	368	321	314
Other	866	801	886

Total	$8,424	$7,863	$8,452

(1)	Coatings segment income in 2003, 2002 and 2001 includes pretax charges of $2 million, $73 million and $85 million, respectively, for restructuring and other related activities.
(2)	Glass segment income in 2003, 2002 and 2001 includes pretax charges of $2 million, $1 million and $10 million, respectively, for restructuring and other related activities.
(3)	Chemicals segment income in 2002 and 2001 includes pretax charges of $1 million and $7 million, respectively, for restructuring and other related activities.
(4)	Corporate intersegment net sales represent intersegment net sales eliminations. Corporate income (loss) represents unallocated corporate income and expenses. The corporate loss in 2002 and 2001 includes pretax charges of $2 million and $1 million, respectively, for restructuring and other related activities.
(5)	Segment assets are the total assets used in the operation of each segment. Corporate assets are principally cash and cash equivalents and deferred tax assets and in 2001 prepaid pensions. See Note 12.
(6)	Net sales to external customers are attributed to individual countries based upon the location of the operating unit shipping the product.
(7)	Operating income in 2003, 2002 and 2001 includes pretax charges of $2 million, $28 million and $49 million, respectively, for restructuring and other related activities.
(8)	Operating income in 2003, 2002 and 2001 includes pretax charges of $2 million, $44 million and $44 million, respectively, for restructuring and other related activities.
(9)	Operating income in 2002 and 2001 includes pretax charges of $3 million and $4 million, respectively, for restructuring and other related activities.
(10)	Operating income in 2002 and 2001 includes pretax charges of $2 million and $6 million, respectively, for restructuring and other related activities.
(11)	Operating income in 2003, 2002 and 2001 includes pretax charges of $4 million, $77 million and $103 million, respectively, for restructuring and other related activities.
(12)	Long-lived assets include property, goodwill and identifiable intangible assets, net of accumulated depreciation and amortization, and other assets except for noncurrent trade and notes receivable and deferred tax assets.
(13)	Includes corporate assets which are principally cash and cash equivalents and deferred tax assets and in 2001 prepaid pensions.

52            2003 Annual Report and Form 10-K    •    PPG Industries, Inc.

Part II—continued

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9a. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Based on their evaluation as of the end of the period covered by this Form 10-K, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)	Changes in internal control over financial reporting. There were no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part III

Item 10. Directors and Executive Officers of the Registrant

The information required by Item 10 and not otherwise set forth below is contained under the caption “Election of Directors” in the Registrant’s definitive Proxy Statement for its 2004 Annual Meeting of Shareholders (the “Proxy Statement”), which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, and is incorporated herein by reference.

The executive officers of the Company are elected annually in April by the Board of Directors. The business experience during the past five years of each Executive Officer as required by Item 10 is set forth below.

Name	Age	Title
Raymond W. LeBoeuf	57	Chairman of the Board and Chief Executive Officer since November 1997
Charles E. Bunch (a)	54	President and Chief Operating Officer since July 2002
James C. Diggs	55	Senior Vice President and General Counsel since July 1997
William H. Hernandez	55	Senior Vice President, Finance since January 1995

(a)	Mr. Bunch was Executive Vice President and Senior Vice President, Strategic Planning and Corporate Services prior to his present position.

The information required by Item 405 of Regulation S-K is included in the Proxy Statement under the caption ”Miscellaneous — Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

The Board of Directors has determined that most members of the Audit Committee, including the Chair of the Audit Committee, Michele J. Hooper, are “audit committee financial experts” within the meaning of Item 401(h) of Regulation S-K. Each member of the Audit Committee is “independent” as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Since 1988, the Company has maintained a Global Code of Ethics applicable to all our employees. The Company has also adopted a Code of Ethics for Senior Financial Officers that is applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our Global Code of Ethics and our Code of Ethics for Senior Financial Officers, as well as the Company’s Corporate Governance Guidelines and the committee charters for each of the committees of the Board of Directors, can be obtained from our Internet website at www.ppg.com and will be made available to any shareholder upon request. The Company intends to disclose any waivers from, or amendments to, the Code of Ethics for Senior Financial Officers by posting a description of such waiver or amendment on our Internet website. However, the Company has never granted a waiver from either the Global Code of Ethics or the Code of Ethics for Senior Financial Officers.

Item 11. Executive Compensation

The information required by Item 11 is contained in the Proxy Statement under the captions “Compensation of Executive Officers” and “Election of Directors — Compensation of Directors” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is contained in Item 5 of this Form 10-K and in the Proxy Statement under the caption “Voting Securities” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information required by Item 13 is contained in the Proxy Statement under the caption “Election of Directors — Other Transactions” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is contained in the Proxy Statement under the caption “Auditors” and is incorporated herein by reference.

2003 Annual Report and Form 10-K    •    PPG Industries, Inc.            53

Part IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Financial Statements and Independent Auditors’ Report (see Part II, Item 8 of this Form 10-K).

The following information is filed as part of this Form 10-K:

(b)	Financial Statement Schedules for years ended December 31, 2003, 2002 and 2001.

The following should be read in conjunction with the previously referenced financial statements:

Schedule II—Valuation and Qualifying Accounts

For the Years Ended December 31, 2003, 2002 and 2001

(Millions)	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions(1)	Balance at End of Year
Allowance for doubtful accounts:
2003	$48	$13	$(16)	$45

2002	$44	$24	$(20)	$48

2001	$37	$30	$(23)	$44

(1)	Notes and accounts receivable written off as uncollectible, net of recoveries, and changes attributable to foreign currency translation.

All other schedules are omitted because they are not applicable.

(c)	Reports on Form 8-K. The Company filed a Form 8-K relating to a press release dated October 16, 2003. The release announced the Company’s third quarter 2003 financial results.

The Company filed a Form 8-K issuing a press release dated October 16, 2003. The press release announced that Victoria F. Haynes, president and chief operating officer of Research Triangle Institute, has been elected a member of PPG’s Board of Directors.

The Company filed a Form 8-K relating to a press release dated January 15, 2004. The release announced the Company’s fourth quarter and full year 2003 financial results.

The Company filed a Form 8-K dated January 15, 2004 that stated that PPG may begin repurchasing PPG Industries shares, from time to time, in market transactions of small amounts under a previously announced and unused ten million share repurchase program.

(d)	Exhibits. The following exhibits are filed as a part of, or incorporated herein by reference into, this Form 10-K.

3	The Restated Articles of Incorporation, as amended, were filed as Exhibit 3 to the Registrant’s Form 10-Q for the quarter ended March 31, 1995.

3.1	Statement with Respect to Shares, amending the Restated Articles of Incorporation effective April 21, 1998 was filed as Exhibit 3.1 to the Registrant’s Form 10-K for the year ended December 31, 1998.

†3.2	The Bylaws, as amended on December 11, 2003.

4	The Shareholders’ Rights Plan was filed as Exhibit 4 on the Registrant’s Form 8-K, dated February 19, 1998.

4.1	Indenture, dated as of August 1, 1982, was filed as Exhibit 4.1 to PPG’s Registration Statement on Form S-3 (No. 333-44397) dated January 16, 1998 (the “1998 Form S-3”).

4.2	First Supplemental Indenture, dated as of April 1, 1986, was filed as Exhibit 4.2 to the 1998 Form S-3.

4.3	Second Supplemental Indenture, dated as of October 1, 1989, was filed as Exhibit 4.3 to the 1998 Form S-3.

4.4	Third Supplemental Indenture, dated as of November 1, 1995, was filed as Exhibit 4.4 to the 1998 Form S-3.

*10	The Supplemental Executive Retirement Plan II, as amended, and the Change in Control Employment Agreement were filed as Exhibits 10.2 and 10.5, respectively, to the Registrant’s Form 10-Q for the quarter ended September 30, 1995. PPG Industries, Inc. Deferred Compensation Plan for Directors was filed as Exhibit 10.3 to the Registrant’s Form 10-K for the year ended December 31, 1997. PPG Industries, Inc. Incentive Compensation and Deferred Income Plan for Key Employees, as amended, was filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2000. PPG Industries, Inc. Nonqualified Retirement Plan dated as of January 1,1989, as amended February 21, 2002, was filed as Exhibit 10.1 to the Registrant’s Form 10-K for the year ended December 31, 2001. PPG Industries, Inc. Stock Plan, dated as of April 17, 1997, as amended

54            2003 Annual Report and Form 10-K    •    PPG Industries, Inc.

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
†*10.1	PPG Industries, Inc. Executive Officers Annual Incentive Compensation Plan, as amended effective February 18, 2004.
†*10.2	PPG Industries, Inc. Deferred Compensation Plan, as amended effective February 18, 2004.
†*10.3	PPG Industries, Inc. Total Shareholder Return Plan for Key Employees, as amended effective February 18, 2004.
†*10.4	PPG Industries, Inc. Executive Officers’ Total Shareholder Return Plan, as amended effective February 18, 2004.
†12	Computation of Ratio of Earnings to Fixed Charges for the Five Years Ended December 31, 2003.
†21	Subsidiaries of the Registrant.
†23	Independent Auditors’ Consent.
†24	Powers of Attorney.
†31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†99.1	Market Information, Dividends and Holders of Common Stock.
†99.2	Selected Financial Data for the Five Years Ended December 31, 2003.

†	Filed herewith.
*	Items referred to in Exhibits 10, 10.1, 10.2, 10.3 and 10.4 and incorporated by reference or filed herewith are either management contracts, compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 601 of Regulation S-K.

2003 Annual Report and Form 10-K    •    PPG Industries, Inc.            55

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on February 19, 2004.

PPG INDUSTRIES, INC.
(Registrant)

By	/s/ W. H. Hernandez
W. H. Hernandez, Senior Vice President, Finance

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated, on February 19, 2004.

Signature	Capacity
/s/ R. W. LeBoeuf R. W. LeBoeuf	Director, Chairman of the Board and Chief Executive Officer

/s/ W. H. Hernandez W. H. Hernandez	Senior Vice President, Finance (Principal Financial and Accounting Officer)

J. G. Berges	Director

C. E. Bunch	Director

E. B. Davis, Jr.	Director

M. J. Hooper	Director	By /s/ W. H. Hernandez W. H. Hernandez, Attorney-in-Fact
A. J. Krowe	Director

R. Mehrabian	Director

R. Ripp	Director

T. J. Usher	Director

D. R. Whitwam	Director

56            2003 Annual Report and Form 10-K    •    PPG Industries, Inc.

PPG Industries Inc. and Consolidated Subsidiaries

Index to Exhibits

Exhibits

3	The Restated Articles of Incorporation, as amended, were filed as Exhibit 3 to the Registrant’s Form 10-Q for the quarter ended March 31, 1995, which exhibit is incorporated herein by reference.

3.1	Statement with Respect to Shares, amending the Restated Articles of Incorporation effective April 21, 1998 was filed as Exhibit 3.1 to the Registrant’s Form 10-K for the year ended December 31, 1998, which exhibit is incorporated herein by reference.

†3.2	The Bylaws, as amended on December 11, 2003.

4	The Shareholders’ Rights Plan was filed as Exhibit 4 on the Registrant’s Form 8-K, dated February 19, 1998, which exhibit is incorporated herein by reference.

4.1	Indenture, dated as of August 1, 1982, was filed as Exhibit 4.1 to PPG’s Registration Statement on Form S-3 (No. 333-44397) dated January 16, 1998 (the “1998 Form S-3”), which exhibit is incorporated herein by reference.

4.2	First Supplemental Indenture, dated as of April 1, 1986, was filed as Exhibit 4.2 to the 1998 Form S-3, which exhibit is incorporated herein by reference.

4.3	Second Supplemental Indenture, dated as of October 1, 1989, was filed as Exhibit 4.3 to the 1998 Form S-3, which exhibit is incorporated herein by reference.

4.4	Third Supplemental Indenture, dated as of November 1, 1995, was filed as Exhibit 4.4 to the 1998 Form S-3, which exhibit is incorporated herein by reference.

*10	The Supplemental Executive Retirement Plan II, as amended, and the Change in Control Employment Agreement were filed as Exhibits 10.2 and 10.5, respectively, to the Registrant’s Form 10-Q for the quarter ended September 30, 1995, which exhibit is incorporated herein by reference. PPG Industries, Inc. Deferred Compensation Plan for Directors was filed as Exhibit 10.3 to the Registrant’s Form 10-K for the year ended December 31, 1997, which exhibit is incorporated herein by reference. PPG Industries, Inc. Incentive Compensation and Deferred Income Plan for Key Employees, as amended, was filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2000, which exhibit is incorporated herein by reference. PPG Industries, Inc. Nonqualified Retirement Plan dated as of January 1, 1989, as amended February 21, 2002, was filed as Exhibit 10.1 to the Registrant’s Form 10-K for the year ended December 31, 2001, which exhibit is incorporated herein by reference. PPG Industries, Inc. Stock Plan, dated as of April 17, 1997, as amended April 18, 2002, was filed as Exhibit 10.3 to the Registrant’s Form 10-K for the year ended December 31, 2001, which exhibit is incorporated herein by reference. PPG Industries, Inc. Management Award and Deferred Income Plan was filed as Exhibit 10.1 to the Registrant’s Form 10-K for the year ended December 31, 2002, which exhibit is incorporated herein by reference. PPG Industries, Inc. Directors’ Common Stock Plan, as amended February 20, 2002, was filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2003, which exhibit is incorporated herein by reference. PPG Industries, Inc. Challenge 2000 Stock Plan was filed as Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2003, which exhibit is incorporated herein by reference.

†*10.1	PPG Industries, Inc. Executive Officers Annual Incentive Compensation Plan, as amended effective February 18, 2004.

†*10.2	PPG Industries, Inc. Deferred Compensation Plan, as amended effective February 18, 2004.

†*10.3	PPG Industries, Inc. Total Shareholder Return Plan for Key Employees, as amended effective February 18, 2004.

†*10.4	PPG Industries, Inc. Executive Officers’ Total Shareholder Return Plan, as amended effective February 18, 2004.

†12	Computation of Ratio of Earnings to Fixed Charges for the Five Years Ended December 31, 2003.

†21	Subsidiaries of the Registrant.

†23	Independent Auditors’ Consent.

†24	Powers of Attorney.

†31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†99.1	Market Information, Dividends and Holders of Common Stock.

†99.2	Selected Financial Data for the Five Years Ended December 31, 2003.

†	Filed herewith.

*	Items referred to in Exhibits 10, 10.1, 10.2, 10.3, and 10.4 and incorporated by reference or filed herewith are either management contracts, compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 601 of Regulation S-K.