Form 10-Q
period 2004-03-31
PPG INDUSTRIES INC
filed 2004-05-03
CIK 79879

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2004	Commission File Number 1-1687

PPG INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	25-0730780
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One PPG Place, Pittsburgh, Pennsylvania	15272
(Address of principal executive offices)	(Zip Code)

(412) 434-3131

(Registrant’s telephone number, including area code)

As of April 30, 2004, 171,576,485 shares of the Registrant’s common stock, par value $1.66-2/3 per share, were outstanding.

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

PPG INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Statement of Income (Unaudited)

(Millions, except per share amounts)

	Three Months Ended March 31
	2004	2003
Net sales	$2,264	$2,071
Cost of sales	1,441	1,342

Gross profit	823	729

Other expenses (earnings):
Selling, general and administrative	427	377
Depreciation	90	90
Research and development	76	72
Interest	23	28
Amortization	7	7
Asbestos settlement – net (Note 14)	5	5
Business restructuring (Note 5)	—	1
Other – net	(3)	(2)

Total other expenses – net	625	578

Income before income taxes, minority interest and cumulative effect of accounting change	198	151
Income tax expense	69	55
Minority interest	14	12

Income before cumulative effect of accounting change	115	84
Cumulative effect of accounting change, net of tax (Note 2)	—	(6)

Net income	$115	$78

Earnings per common share (Note 4):
Income before cumulative effect of accounting change	$0.67	$0.49
Cumulative effect of accounting change, net of tax	—	(0.03)

Earnings per common share	$0.67	$0.46

Earnings per common share - assuming dilution (Note 4):
Income before cumulative effect of accounting change	$0.67	$0.49
Cumulative effect of accounting change, net of tax	—	(0.03)

Earnings per common share - assuming dilution	$0.67	$0.46

Dividends per common share	$0.44	$0.43

The accompanying notes to the condensed financial statements are an integral part of this consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Balance Sheet (Unaudited)

	March 31 2004	Dec. 31 2003
	(Millions)
Assets
Current assets:
Cash and cash equivalents	$466	$499
Receivables-net	1,794	1,631
Inventories (Note 6)	1,044	997
Other	401	410

Total current assets	3,705	3,537

Property (less accumulated depreciation of $5,108 million and $5,054 million)	2,512	2,566
Investments	278	265
Goodwill (Note 7)	1,162	1,157
Identifiable intangible assets (Note 7)	512	495
Other assets	438	404

Total	$8,607	$8,424

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt and current portion of long-term debt	$347	$327
Asbestos settlement (Note 14)	300	308
Accounts payable and accrued liabilities	1,594	1,504

Total current liabilities	2,241	2,139

Long-term debt	1,329	1,339
Asbestos settlement (Note 14)	508	500
Deferred income taxes	99	88
Other postretirement benefits	543	532
Other liabilities	799	778

Total liabilities	5,519	5,376

Commitments and contingent liabilities (Note 14)
Minority interest	116	137

Shareholders’ equity:
Common stock	484	484
Additional paid-in capital	187	158
Retained earnings	6,439	6,399
Treasury stock	(3,418)	(3,428)
Unearned compensation	(52)	(60)
Accumulated other comprehensive loss (Note 10)	(668)	(642)

Total shareholders’ equity	2,972	2,911

Total	$8,607	$8,424

The accompanying notes to the condensed financial statements are an integral part of this consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Statement of Cash Flows (Unaudited)

	Three Months Ended March 31
	2004	2003
	(Millions)
Cash from operating activities	$130	$113

Investing activities:
Capital spending
Additions to property and investments	(53)	(61)
Business acquisitions, net of cash balances acquired	(62)	—
Reductions of other property and investments	12	1

Cash used for investing activities	(103)	(60)

Financing activities:
Net change in borrowings with maturities of three months or less	3	12
Proceeds from other short-term debt	4	1
Repayment of other short-term debt	—	(21)
Repayment of long-term debt	(11)	(24)
Repayment of loans by employee stock ownership plan	8	8
Purchase of treasury stock	(6)	—
Issuance of treasury stock, net	20	3
Dividends paid	(75)	(73)

Cash used for financing activities	(57)	(94)

Effect of currency exchange rate changes on cash and cash equivalents	(3)	1

Net decrease in cash and cash equivalents	(33)	(40)

Cash and cash equivalents, beginning of period	499	117

Cash and cash equivalents, end of period	$466	$77

The accompanying notes to the condensed financial statements are an integral part of this consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Financial Statements (Unaudited)

1. Financial Statements

The condensed financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position of PPG Industries, Inc. and subsidiaries (the Company or PPG) as of March 31, 2004, and the results of their operations and their cash flows for the three months ended March 31, 2004 and 2003. These condensed financial statements should be read in conjunction with the financial statements and notes included in PPG’s Annual Report on Form 10-K for the year ended December 31, 2003.

The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

2. Newly Adopted Accounting Standards

Effective January 1, 2004, PPG adopted the fair value method of recording stock-based compensation, as defined in Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” for stock options awarded to employees after the date of adoption and for previously issued stock options that were not vested as of January 1, 2004 using the modified prospective transition method. See Note 13, “Stock-Based Compensation” for additional information.

Effective January 1, 2003, PPG adopted the provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations.” An asset retirement obligation represents a legal obligation associated with the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development or normal operation of that long-lived asset. This standard requires the Company to recognize asset retirement obligations in the period in which they are incurred, if a reasonable estimate of fair value can be made. The asset retirement obligation is subsequently adjusted for changes in fair value. The associated estimated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over its useful life. PPG’s asset retirement obligations are primarily associated with closure of certain assets used in the chemicals manufacturing process.

Adoption of this standard on January 1, 2003 resulted in an increase in noncurrent assets, current liabilities and noncurrent liabilities of $4 million, $1 million and $9 million, respectively, and a cumulative effect adjustment reducing net income by $6 million aftertax, or $0.03 a share – assuming dilution. The provisions of this standard did not have a material impact on the results of operations for the three months ended March 31, 2004.

3. Other New Accounting Standard

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” Interpretation No. 46 requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks and rewards of ownership among their owners and other parties involved. The provisions of Interpretation No. 46 were applicable immediately to all variable interest entities created after January 31, 2003 and variable interest entities in which an enterprise obtains an interest in after that date, and for variable interest entities created before this date, the provisions were initially effective July 1, 2003. PPG’s adoption of this interpretation in the third quarter of 2003 did not have a material effect on the Company’s results of operations or financial condition. In December 2003, the FASB issued a revision to Interpretation No. 46; however it had no impact on PPG’s adoption.

4. Earnings Per Common Share

The following table presents the earnings per common share calculations for the three months ended March 31, 2004 and 2003.

	Three Months Ended March 31
(Millions, except per share amounts)	2004	2003
Earnings per common share
Net income	$115	$78

Weighted average common shares outstanding	171.2	169.6

Earnings per common share	$0.67	$0.46

Earnings per common share – assuming dilution
Net income	$115	$78

Weighted average common shares outstanding	171.2	169.6
Effect of dilutive securities: Stock options	0.8	—
Other stock compensation plans	0.7	0.7

Potentially dilutive common shares	1.5	0.7

Adjusted weighted average common shares outstanding	172.7	170.3

Earnings per common share – assuming dilution	$0.67	$0.46

5. Acquisitions and Business Restructuring

During the first quarter 2004 the Company acquired the remaining one-third minority interest in PPG Iberica, S.A., a Spanish automotive and industrial coatings producer, for $61 million. The preliminary purchase price allocation resulted in an excess of purchase price over the fair value of net assets acquired which has been reflected as an addition to goodwill.

In 2003, the Company recorded a charge of $6 million for restructuring actions related to our coatings and glass segments. This charge was for severance benefits for 93 employees. These actions are now complete.

In 2002, the Company recorded a charge of $81 million for restructuring and other related activities comprised of $66 million for severance and other costs and $15 million for asset dispositions. In 2003, $2 million of the initial $81 million charge, primarily related to the coatings segment, was reversed to income. The workforce reductions covered by this charge are substantially complete; however, as of March 31, 2004, $10 million of this reserve remained to be spent. Of this amount $1 million relates to lease costs that will be paid through September 30, 2004. The remaining reserve of $9 million relates to a group of approximately 75 employees in Europe, whose terminations have been concluded under a different social plan than was assumed when the reserve was recorded, 50 of whom have already been released, with the remaining terminations to occur by March 31, 2005. Under the terms of this social plan, severance payments will be paid to these 75 individuals through 2008.

6. Inventories

Inventories as of March 31, 2004 and December 31, 2003 are detailed below.

	March 31 2004	Dec. 31 2003
	(Millions)
Finished products	$630	$601
Work in process	123	111
Raw materials	163	157
Supplies	128	128

Total	$1,044	$997

Most domestic and certain foreign inventories are valued using the last-in, first-out method. If the first-in, first-out method of inventory valuation had been used, inventories would have been $183 million and $172 million higher as of March 31, 2004 and December 31, 2003, respectively.

7. Goodwill and Other Identifiable Intangible Assets

The change in the carrying amount of goodwill attributable to each business segment for the three months ended March 31, 2004 was as follows:

	Coatings	Glass	Chemicals	Total
	(Millions)
Balance, December 31, 2003	$1,045	$84	$28	$1,157
Goodwill from acquisitions	7	—	—	7
Currency translation	(1)	(1)	—	(2)

Balance, March 31, 2004	$1,051	$83	$28	$1,162

The carrying amount of acquired trademarks with indefinite lives as of March 31, 2004 and December 31, 2003 totaled $144 million.

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and are detailed below.

	March 31, 2004			December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(Millions)
Acquired technology	$352	$(109)	$243	$352	$(104)	$248
Other	203	(78)	125	179	(76)	103

Balance	$555	$(187)	$368	$531	$(180)	$351

Aggregate amortization expense for both the three months ended March 31, 2004 and 2003 related to these identifiable intangible assets, was $7 million. As of March 31, 2004, estimated future amortization expense of identifiable intangible assets is as follows: $23 million for the remaining three quarters of 2004 and $29 million, $28 million, $28 million, $24 million and $23 million in 2005, 2006, 2007, 2008 and 2009, respectively.

8. Pensions and Other Postretirement Benefits

The net periodic benefit costs for the three months ended March 31, 2004 and 2003 were as follows:

	Pensions		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	2004	2003	2004	2003
	(Millions)
Service cost	$16	$15	$7	$6
Interest cost	45	41	17	15
Expected return on plan assets	(49)	(40)	—	—
Amortization of prior service cost	4	4	(1)	—
Amortization of actuarial losses	20	23	9	6

Net periodic benefit cost	$36	$43	$32	$27

While PPG has no mandatory funding contribution required in 2004 for our U.S. pension plans under Pension Benefit Guarantee Corporation or IRS regulations, the Company made a voluntary contribution of $100 million in April 2004. We may make an additional voluntary contribution to our U.S. pension plans in 2004 of up to $100 million and we expect to make contributions to our non-U.S. pension plans in 2004 of approximately $45 million.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) that provides several options for Medicare eligible participants and employers, including a federal subsidy payable to companies that elect to provide a retiree prescription drug benefit which is at least actuarially equivalent to Medicare Part D. The Act provides for a two-year transitional period to allow for, among other items, the possibility that companies may amend existing plans. Significant uncertainties exist for companies both as to the direct effects of the Act and its ancillary effects on plan participants’ behavior and health care costs. As such, the effects of the Act are not reflected in the accumulated postretirement benefit obligation as of December 31, 2003 or in the net periodic postretirement benefit cost for the three months ended March 31, 2004. Once the regulations regarding the implementation of the Act and FASB’s authoritative guidance on the accounting for the federal subsidy are issued, the Company may be required to change its previously reported information. PPG is currently evaluating the provisions of the Act and its potential impact to our postretirement medical plans which we believe will ultimately reduce our accumulated postretirement benefit obligation and other postretirement benefit costs.

9. Business Segment Information

Business segment net sales and operating income for the three months ended March 31, 2004 and 2003 were as follows:

	Three Months Ended March 31
	2004	2003
	(Millions)
Net sales:
Coatings	$1,274	$1,124
Glass	537	516
Chemicals	453	431

Total (a)	$2,264	$2,071

Operating income:
Coatings (b)	$185	$142
Glass	23	6
Chemicals (b)	40	45

Total	248	193

Interest expense – net	(21)	(25)

Asbestos settlement – net	(5)	(5)

Compensation cost associated with stock options (Note 13)	(7)	—

Other unallocated corporate expense – net (b)	(17)	(12)

Income before income taxes, minority interest and cumulative effect of accounting change	$198	$151

(a)	Intersegment net sales for the first three months of 2004 and 2003 were not material.
(b)	Prior to 2004, the pension and other postretirement benefit costs for U.S. salaried retirees were allocated to businesses based on their active U.S. salaried payroll dollars. In 2004, the Company revised its allocation method to more appropriately reflect these costs by business based on the salaried retiree’s work location at retirement. For comparative purposes, segment operating income for 2003 in the above table has been revised to reflect this change in allocation method, which resulted in an increase in our coatings segment operating income of approximately $3 million, a reduction in our chemicals segment operating income of approximately $1 million and an increase in other unallocated corporate expense – net of approximately $2 million.

10.	Comprehensive Income

Total comprehensive income for the three months ended March 31, 2004 and 2003 was as follows:

	Three Months Ended March 31
	2004	2003
	(Millions)
Net income	$115	$78

Other comprehensive income, net of tax:
Currency translation adjustment	(25)	59
Unrealized losses on marketable securities	(1)	—
Net change – derivatives (Note 11)	—	3

	(26)	62

Total comprehensive income	$89	$140

11. Derivative Financial Instruments

PPG uses derivative instruments to manage its exposure to fluctuating natural gas prices through the use of natural gas swap and option contracts. PPG also uses forward currency and option contracts as hedges against its exposure to variability in exchange rates on short-term intercompany borrowings and cash flows denominated in foreign currencies and to translation risk. Interest rate swaps are used to hedge the Company’s exposure to changing interest rates. PPG also uses an equity forward arrangement to hedge a portion of our exposure to changes in the fair value of PPG stock that is to be contributed to the asbestos settlement trust as discussed in Note 14, “Commitment and Contingent Liabilities.” PPG’s policies do not permit speculative use of derivative financial instruments.

During the first quarter of 2004, other comprehensive income included unrealized gains from changes in fair value of natural gas contracts offset by unrealized losses from interest rate swaps owned by one of the Company’s investees accounted for under the equity method of accounting. Realized gains and losses associated with these same instruments had an offsetting effect and were immaterial.

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

In November 2002, PPG entered into a one-year renewable equity forward arrangement with a bank in order to partially mitigate the impact of changes in the fair value of PPG stock that is to be contributed to the asbestos settlement trust as discussed in Note 14, “Commitments and Contingent Liabilities.” This instrument has been renewed for an additional year. In accordance with the terms of this instrument the bank purchased 504,900 shares of PPG stock on the open market at a cost of $24 million through December 31, 2002 and during the first quarter of 2003 the bank purchased an additional 400,000 shares at a cost of $19 million, for a total principal amount of $43 million. For the three months ended March 31, 2004 and 2003, PPG recorded expense of $5 million and $4 million, respectively, for the change in fair value of this instrument, which is reflected in “Asbestos settlement – net” in the condensed statement of income. The fair value of this instrument as of March 31, 2004 and December 31, 2003 was a current asset of $10 million and $15 million, respectively.

12. Cash Flow Information

Cash payments for interest were $32 million and $38 million for the three months ended March 31, 2004 and 2003, respectively. Net cash payments for income taxes for the three months ended March 31, 2004 and 2003 were $17 million and $20 million, respectively.

13. Stock-Based Compensation

A portion of the amounts paid under the Company’s total shareholder return plan and its incentive compensation and management award plans may be paid in PPG common stock. Total compensation cost recognized as expense related to these plans was $13 million and $14 million for the three months ended March 31, 2004 and 2003, respectively.

PPG has two stock option plans, the PPG Stock Plan and the Challenge 2000 Stock Plan. Prior to January 1, 2004, PPG applied Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” in accounting for stock options. Effective January 1, 2004, PPG adopted the fair value method of recording compensation associated with stock options in accordance with SFAS No. 123 for stock options awarded to employees after the date of adoption and for previously issued stock options that were not vested as of January 1, 2004 using the modified prospective transition method. The adoption increased stock-based compensation expense by $4 million aftertax, or 2 cents a share, for the three months ended March 31, 2004. Additionally, as required under the modified prospective method, PPG has recorded a deferred tax asset of $8 million and a corresponding increase to additional paid-in capital equal to the deferred tax benefit that would have been recognized had compensation expense been recorded for options outstanding at the date of adoption but not fully vested. The PPG Stock Plan was amended effective January 1, 2004 to change the vesting period for stock options granted after that date from one year to three years. The Company expects the full year impact of adoption to increase 2004 stock-based compensation expense by approximately $10 million aftertax, or $0.06 per share. Adoption of the fair value provisions of SFAS No. 123 did not have an impact on the accounting for PPG’s other stock-based compensation.

The fair value of stock options issued to employees is measured on the date of grant and recognized as compensation expense over the vesting period. PPG estimates the fair value of stock options using the Black-Scholes option pricing model. The weighted average assumptions used to calculate compensation expense related to stock options for the first quarter of 2004 and the pro forma results presented below for the first quarter of 2003 were as follows:

	Three Months Ended March 31
	2004	2003
Risk free interest rate	3.3%	3.1%
Expected life of option in years	5.4	5.1
Expected dividend yield	3.1%	3.0%
Expected volatility	32.2%	32.5%

Had 2003 compensation cost for these PPG stock option plans been determined based upon the estimated fair value at the grant date consistent with the methodology prescribed in SFAS No. 123, net income, earnings per common share and earnings per common share – assuming dilution would have been as follows:

Three Months Ended March 31
(Millions, except per share amounts)	2003
Net income
Reported net income	$78
Impact of expensing stock options	(6)

Pro forma net income	$72

Earnings per common share
Reported earnings	$0.46
Impact of expensing stock options	(0.04)

Pro forma earnings	$0.42

Earnings per common share – assuming dilution
Reported earnings	$0.46
Impact of expensing stock options	(0.04)

Pro forma earnings	$0.42

14. Commitments and Contingent Liabilities

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

For over thirty years, PPG has been a defendant in lawsuits involving claims alleging personal injury from exposure to asbestos. As of March 31, 2004, PPG was one of many defendants in numerous asbestos-related lawsuits involving approximately 116,000 claims. Most of PPG’s potential exposure relates to allegations by plaintiffs that PPG should be liable for injuries involving asbestos-containing thermal insulation products manufactured and distributed by Pittsburgh Corning Corporation (PC). PPG and Corning Incorporated are each 50% shareholders of PC. PPG has denied responsibility for, and has defended, all claims for any injuries caused by PC products.

On April 16, 2000, PC filed for Chapter 11 Bankruptcy in the U.S. Bankruptcy Court for the Western District of Pennsylvania located in Pittsburgh, Pa. Accordingly, in the first quarter of 2000, PPG recorded an aftertax charge of $35 million for the write-off of all of its investment in PC. As a consequence of the bankruptcy filing and various motions and orders in that proceeding, the asbestos litigation against PPG (as well as against PC) has been stayed and the filing of additional asbestos suits against them has been enjoined, until thirty days after the effective date of a confirmed plan of reorganization for PC substantially in accordance with the settlement arrangement among PPG and several other parties discussed below. The stay may be terminated if the Bankruptcy Court determines that such a plan will not be confirmed, or the settlement arrangement set forth below is not likely to be consummated.

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

The terms of the PPG Settlement Arrangement and the Corning Settlement Arrangement have been incorporated into a bankruptcy reorganization plan for PC along with a disclosure statement describing the plan, which PC filed with the Bankruptcy Court on April 30, 2003. Amendments to the plan and disclosure statement were filed on August 18 and November 20, 2003. Creditors and other parties with an interest in the bankruptcy proceeding were entitled to file objections to the disclosure statement and the plan of reorganization, and a few parties filed objections. On November 26, 2003, after considering objections to the second amended disclosure statement and plan of reorganization, the Bankruptcy Court entered an order approving it and directing that it be sent to creditors, including asbestos claimants, for voting.

The Bankruptcy Court established March 2, 2004 as the deadline for receipt of votes. In order to approve the plan, at least two-thirds in amount and more than one-half in number of the allowed creditors in a given class must vote in favor of the plan, and for a plan to contain a channeling injunction for present and future asbestos claims under §524(g) of the Bankruptcy Code, as described below, seventy-five percent of the asbestos claimants voting must vote in favor of the plan. On March 16, 2004, notice was received that the plan of reorganization received the required votes to approve the plan with a channeling injunction. The Bankruptcy Court judge will next conduct a hearing (which the judge has scheduled for May 3-7, 2004) regarding the fairness of the settlement, including whether the plan would be fair with respect to present and future claimants, whether such claimants would be treated in substantially the same manner, and whether the protection provided to PPG and its participating insurers would be fair in view of the assets they would convey to the asbestos settlement trust (the “Trust”) to be established as part of the plan. At that hearing, creditors and other parties in interest could raise objections to the plan. Following that hearing, the Bankruptcy Court, after considering objections to the plan, would enter a confirmation order if all requirements to confirm a plan of reorganization under the Bankruptcy Code, including the requirements described above, have been satisfied; this order may be appealed to the U.S. District Court for the Western District of Pennsylvania. (The District Court may join the Bankruptcy Court in the confirmation order, in which case an appeal to the District Court would not be necessary.) Assuming that the District Court approves the confirmation order, interested parties could appeal the order to the U.S. Third Circuit Court of Appeals and subsequently to the U.S. Supreme Court. The PPG Settlement Arrangement would not become effective until 30 days after the plan of reorganization was finally approved by an appropriate court order that was no longer subject to appeal (the “Effective Date”).

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

In the second quarter of 2002, an initial charge of $772 million was recorded for the estimated cost of the PPG Settlement Arrangement which included the net present value as of December 31, 2002, using a discount rate of 5.5% of the aggregate cash payments of approximately $998 million to be made by PPG to the Trust. That amount also included the carrying value of PPG’s stock in Pittsburgh Corning Europe, the fair value as of June 30, 2002 of 1,388,889 shares of PPG common stock and $30 million in legal fees of the Trust to be paid by PPG, which together with the first payment originally scheduled to be made to the Trust on June 30, 2003, were reflected in the current liability for PPG’s asbestos settlement in the balance sheet as of June 30, 2002. The net present value at that date of the remaining payments of $566 million was recorded in the noncurrent liability for asbestos settlement. The following table summarizes the impact on our income statement for the three months ended March 31, 2004 and 2003 resulting from the PPG Settlement Arrangement including the change in fair value of the stock to be transferred to the asbestos settlement trust and the equity forward instrument (see Note 11, “Derivative Financial Instruments”) and the increase in the net present value of the future payments to be made to the trust.

	Three Months Ended March 31
	2004	2003
	(Millions)
Increase (decrease) in expense:
Change in fair value:
PPG stock	$(8)	$(7)
Equity forward instrument	5	4
Accretion of asbestos liability	8	8

Asbestos settlement – net expense	$5	$5

The fair value of the equity forward instrument is $10 million and $15 million as of March 31, 2004 and December 31, 2003, respectively, and is included as an other current asset in the accompanying condensed balance sheet. The amounts due June 30, 2003 and 2004 of $75 million and $98 million under the fixed payment schedule described above, are included in the current asbestos settlement liability in the accompanying condensed balance sheet, which is $300 million and $308 million as of March 31, 2004 and December 31, 2003, respectively. The payment due June 30, 2005 of $91 million, and the net present value of the remaining payments is included in the long-term asbestos settlement in the accompanying condensed balance sheet, which is $508 million and $500 million as of March 31, 2004 and December 31, 2003, respectively. It is expected that accretion expense associated with the asbestos liability will continue to be approximately $8 million per quarter through the end of 2004.

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

It is PPG’s policy to accrue expenses for environmental contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Reserves for environmental contingencies are exclusive of claims against third parties and are generally not discounted. As of March 31, 2004 and December 31, 2003, PPG had reserves for environmental contingencies totaling $84 million and $92 million, respectively. Pretax charges against income for environmental remediation costs totaled $3 million and $2 million for the three months ended March 31, 2004 and 2003, respectively, and are included in “Other – net” in the accompanying condensed statement of income. Cash outlays related to such environmental remediation aggregated $11 million and $3 million for the three months ended March 31, 2004 and 2003, respectively.

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

Although the unreserved exposure to future loss relates to all sites, a significant portion of such exposure involves three operating plant sites in our chemicals segment. Initial remedial actions are occurring at these sites. Studies to determine the nature of the contamination are reaching completion and the need for additional remedial actions, if any, is presently being evaluated. The loss contingencies related to the remaining portion of such unreserved exposure include significant unresolved issues such as the nature and extent of contamination, if any, at these other sites and the methods that may have to be employed should remediation be required. The most significant of these sites is the Calcasieu River estuary, near our Lake Charles, La. chemicals plant. The U.S. Environmental Protection Agency (USEPA) has completed investigation of contamination levels in the Calcasieu River estuary and issued a Final Remedial Investigation Report in September 2003, which incorporates the Human Health and Ecological Risk Assessments, indicating that elevated levels of risk exist in the estuary. PPG and other potentially responsible parties are performing a feasibility study under the authority of the Louisiana Department of Environmental Quality. Based upon the results of the feasibility study, an evaluation will be made to determine, what, if any, role PPG would have with respect to future remedial actions.

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

The Company accrues for product warranties at the time the products are sold based on historical claims experience. As of March 31, 2004 and December 31, 2003, the reserve for product warranties was $4 million and $3 million, respectively. Pretax charges against income for product warranties and the related cash outlays were not material for the three months ended March 31, 2004 and 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Performance in First Quarter of 2004 Compared to First Quarter of 2003

Performance Overview

Sales increased 9% for the first quarter of 2004 to $2,264 million compared to $2,071 million for the first quarter of 2003. Increases in volumes across all of our business segments accounted for an increase in sales of 7%, while the positive effects of foreign currency translation, primarily from our European operations, accounted for an additional increase of 5%. Lower selling prices across all of our business segments reduced sales by 3%.

The gross profit percentage increased to 36.4% for the first quarter of 2004 compared to 35.2% for the first quarter of 2003. The benefits realized from improved manufacturing efficiencies across all of our business segments and the favorable mix of sales volume growth in our coatings and glass business segments increased our gross profit percentage. Lower selling prices across all of our business segments lowered our gross profit percentage.

Net income and earnings per share – assuming dilution for the first quarter of 2004 were $115 million and $0.67, respectively, compared to $78 million and $0.46, respectively, for the first quarter of 2003. Net income for the first quarter of 2004 included an aftertax charge of $4 million, or 2 cents a share, to reflect the Company’s decision to begin expensing stock options effective January 1, 2004, as discussed in Note 13. Net income for the first quarter of 2004 also included an aftertax charge of $3 million, or 2 cents a share, to reflect the net change in the current value of the Company’s obligation under the asbestos settlement agreement, as discussed in Note 14. Net income for the first quarter of 2003 included aftertax charges of $6 million, or 3 cents a share, for the cumulative effect of an accounting change related to the accounting for asset retirement obligations, as discussed in Note 2, and $3 million, or 2 cents a share, to reflect the net change in the current value of the Company’s obligation under the asbestos settlement agreement, as discussed in Note 14.

Net income for the first quarter of 2004 compared to the first quarter of 2003 was $37 million higher. The improvement in net income was due to the increased sales volumes and the favorable effects of foreign currency translation described above, improved manufacturing efficiencies, a lower effective tax rate and lower interest expense. The lower selling prices described above, higher overhead costs and the negative effects of inflation were factors reducing net income for the first quarter of 2004.

Performance of Business Segments

Coatings sales increased 13% to $1,274 million for the first quarter of 2004 compared to $1,124 million for the first quarter of 2003. Sales increased 7% due to improved volumes from our architectural, industrial, aerospace, automotive and refinish businesses and 7% due to the positive effects of foreign currency translation, primarily from our European operations. These sales increases were offset by a 1% decline due to lower selling prices, principally in our automotive business. Operating income was $185 million for the first quarter of 2004 compared to $142 million for the same quarter in 2003. Factors increasing operating income were the higher sales volumes described above, improved manufacturing efficiencies and the favorable effects of foreign currency translation. Factors decreasing operating income were the lower selling prices described above and higher selling costs associated with our sales volume growth.

Glass sales increased 4% to $537 million for the first quarter of 2004 compared to $516 million for the first quarter of 2003. Sales increased 8% due to improved volumes from our automotive original equipment, flat and fiber glass businesses and 3% due to the positive effects of foreign currency translation. These sales increases were offset by a 7% decline due to lower selling prices throughout our glass business. Operating income was $23 million for the first quarter of 2004 compared to $6 million for the same quarter of 2003. Factors increasing operating income were improved manufacturing efficiencies, the higher sales volumes described above, higher royalty income and increased equity earnings from our Asian affiliates. The lower selling prices described above decreased operating income.

Chemicals sales increased 5% to $453 million for the first quarter of 2004 compared to $431 million for the first quarter of 2003. Sales increased 6% due to improved volumes from our commodity, fine and optical products and 3% due to the positive effects of foreign currency translation, primarily from our European operations. These sales increases were offset by a 4% decline due primarily to lower selling prices for our commodity products. Operating income was $40 million for the first quarter of 2004 compared to $45 million for the same quarter in 2003. Factors decreasing operating income were the lower selling prices described above, higher energy and raw material costs and additional selling and advertising expenses in our optical business. Factors increasing operating income were improved manufacturing efficiencies and the higher sales volumes described above.

Other Factors

Net income for the first quarter of 2004 includes a pretax charge of $9 million, or 3 cents a share, of severance costs associated with continued efforts to lower our cost structure. The impact of these actions, which were initiated and completed during the first quarter of 2004 and relate primarily to our glass business segment, will be a net reduction in compensation expense for the full year.

The tax rate on earnings for the first quarter of 2004 was 35% and is the same as the full year tax rate for 2003. However, it is lower than the tax rate on earnings for the first quarter of 2003, which was 36%. The full year tax rate for 2004 may be lower than the first quarter tax rate of 35%.

Based on current estimates from our actuaries, the Company’s pension and other postretirement benefit costs for 2004 are expected to be approximately $20 million lower than in 2003. This decrease in costs does not include the benefit of any anticipated reductions as a result of the implementation of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). PPG is currently evaluating the provisions of the Act and its potential impact to our postretirement medical plans which we believe will ultimately reduce our accumulated postretirement benefit obligation and other postretirement benefit costs as discussed in Note 8.

Liquidity and Capital Resources

Cash from operating activities for the three months ended March 31, 2004 was $130 million compared with $113 million for the comparable period of 2003. Cash from operations and the Company’s debt capacity have been and are expected to continue to be sufficient to fund capital spending, share repurchases, dividend payments, contributions to pension plans, amounts due under the asbestos settlement and operating requirements. During the first quarter of 2004, the Company repurchased 0.1 million shares of PPG common stock at a cost of $6 million under a previously authorized share repurchase program.

Our current estimate under existing U.S. pension funding regulations is that, with available funding credits, there will be no mandatory pension funding requirement until 2007 at the earliest. However, the Company made a voluntary contribution of $100 million to the U.S. pension plans in April 2004 and has approval from the PPG Board of Directors to contribute up to an additional $100 million later in 2004. As a result of the pension contribution, there will be a further slight reduction in pension expense for 2004 and it will allow the Company more flexibility in determining both the timing and amounts of future mandatory contributions under the complex ERISA and IRS pension funding regulations. We expect to make contributions to the Company’s non-U.S. pension plans in 2004 of approximately $45 million.

New Accounting Standards

Note 2, “Newly Adopted Accounting Standards,” to the accompanying condensed financial statements describes the Company’s adoption of the fair value method of recording stock-based compensation, as defined in SFAS No. 123, effective January 1, 2004, and of the provisions of the FASB’s standard on the accounting for asset retirement obligations, effective January 1, 2003. See Note 3, “Other New Accounting Standard,” to the accompanying condensed financial statements for a description of the impact of adopting the FASB’s Interpretation No. 46, “Consolidation of Variable Interest Entities.”

Commitments and Contingent Liabilities, including Environmental Matters

PPG is involved in a number of lawsuits and claims, both actual and potential, including some that it has asserted against others, in which substantial monetary damages are sought. In a suit filed by Marvin Windows and Doors, PPG has appealed the $156 million judgment awarded by a federal jury. The appeals court has heard the parties’ arguments, but has not yet rendered its decision. PPG believes it has meritorious defenses to the plaintiff’s claims and has reasonable prospects of prevailing on appeal. See Note 14, “Commitments and Contingent Liabilities,” to the accompanying condensed financial statements for an expanded description of this case and certain other lawsuits, including the proposed PPG Settlement Arrangement for asbestos claims announced on May 14, 2002. As discussed in Note 14, although the result of any future litigation of such lawsuits and claims is inherently unpredictable, management believes that, in the aggregate, the outcome of all lawsuits and claims involving PPG, including asbestos-related claims in the event the PPG Settlement Arrangement described in Note 14 does not become effective, will not have a material effect on PPG’s consolidated financial position or liquidity; however, any such outcome may be material to the results of operations of any particular period in which the costs, if any, are recognized.

It is PPG’s policy to accrue expenses for environmental contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Reserves for environmental contingencies are exclusive of claims against third parties and are generally not discounted. As of March 31, 2004 and December 31, 2003, PPG had reserves for environmental contingencies totaling $84 million and $92 million, respectively. Pretax charges against income for environmental remediation costs totaled $3 million and $2 million for the three months ended March 31, 2004 and 2003, respectively, and are included in “Other – net” in the accompanying condensed statement of income. Cash outlays related to such environmental remediation aggregated $11 million and $3 million for the three months ended March 31, 2004 and 2003, respectively. In addition to the amounts currently reserved, the Company may be subject to loss contingencies related to environmental matters estimated to be as much as $200 million to $400 million, which range is unchanged from the prior year end. Such unreserved losses are reasonably possible but are not currently considered to be probable of occurrence. Management anticipates that the resolution of the Company’s environmental contingencies will occur over an extended period of time. Over the past 10 years the pretax charges against income have ranged between $10 million and $49 million per year. We anticipate that charges against income in 2004 will be within that range. It is possible, however, that technological, regulatory and enforcement developments, the results of environmental studies and other factors could alter this expectation. See Note 14, for an expanded description of certain of these environmental contingencies. In management’s opinion, the Company operates in an environmentally sound manner and the outcome of the Company’s environmental contingencies will not have a material effect on PPG’s financial position or liquidity.

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

Many factors could cause actual results to differ materially from the Company’s forward-looking statements. Among these factors are increasing price and product competition by foreign and domestic competitors, fluctuations in the cost and availability of raw materials, the ability to maintain favorable supplier relationships and arrangements, economic and political conditions in international markets, the ability to penetrate existing, developing and emerging foreign and domestic markets, which also depends on economic and political conditions, foreign exchange rates and fluctuations in those rates, and the unpredictability of existing and possible future litigation, including litigation that could result if PPG’s Settlement Arrangement for asbestos claims does not become effective. Further, it is not possible to predict or identify all such factors. Consequently, while the list of factors presented here is considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements.

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

There were no material changes in the Company’s exposure to market risk from December 31, 2003.

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

The result of any future litigation of such lawsuits and claims is inherently unpredictable. However, management believes that, in the aggregate, the outcome of all lawsuits and claims involving PPG, including asbestos-related claims in the event the settlement described below does not become effective, will not have a material effect of PPG’s consolidated financial position or liquidity; however, any such outcome may be material to the results of operations of any particular period in which costs, if any, are recognized.

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

For over thirty years, PPG has been a defendant in lawsuits involving claims alleging personal injury from exposure to asbestos. For a description of asbestos litigation affecting the Company and the terms and status of the proposed PPG Settlement Arrangement announced May 14, 2002, see Note 14, “Commitments and Contingent Liabilities.”

Over the past several years, the Company and others have been named as defendants in several cases in various jurisdictions claiming damages related to exposure to lead and remediation of lead-based coatings applications. PPG has been dismissed as a defendant from most of these lawsuits and has never been found liable in any of these cases.

Item 2. Change in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

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

Under the Company’s Deferred Compensation Plan for Directors, each Director must defer receipt of such compensation as the Board mandates. Currently, the Board mandates deferral of one-third of the annual retainer of each Director. Each Director may also elect to defer the receipt of additional amounts of their Director’s compensation. All deferred payments are held in the form of Common Stock Equivalents. Payments out of the deferred accounts are made in the form of Common Stock of the Company (and cash as to any fractional Common Stock Equivalent). In the first quarter of 2004, the Directors, as a group, were credited with 1,003 Common Stock Equivalents under this plan. The values of the Common Stock Equivalents, when credited, ranged from $57.69 to $58.69.

The Directors’ Common Stock Plan is now only applicable to two retired Directors. For one retired Director, the Common Stock Equivalents are converted to cash at the fair market value of the common stock and paid in cash. For the other retired Director, the Common Stock Equivalents are converted into and paid in Common Stock of the Company (and cash as to any fractional Common Stock Equivalent). In the first quarter of 2004, those two retired Directors received dividend equivalents in the form of 30 Common Stock Equivalents under this plan. The value of each Common Stock Equivalents, when credited, was $57.69.

The following table summarizes the Company’s stock repurchase activity for the three months ended March 31, 2004:

Issuer Purchases of Equity Securities

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Programs (1)
January 2004	100,000	$61.57	100,000	10,800,000
February 2004	—	—	—	10,800,000
March 2004	—	—	—	10,800,000

Total	100,000	$61.57	100,000	10,800,000

(1)	Under a 10 million share repurchase program initiated in November 1998, there are 0.8 million shares of common stock authorized for repurchase remaining. In October 2000, PPG authorized another program to repurchase an additional 10 million shares of common stock.

In April 2004, the Company announced plans to purchase up to $100 million of PPG common stock under these previously authorized share repurchase programs.

Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Shareholders held on April 15, 2004 (the “Annual Meeting”), the shareholders voted on the following matters:

1.	On the matter of the election of four directors to serve for the terms indicated in the proxy statement relating to the Annual Meeting, the vote was as follows:

Nominees	Votes For	Votes Withheld
James G. Berges	135,290,633	3,629,497
Erroll B. Davis, Jr.	135,155,622	3,764,508
Victoria F. Haynes	136,628,985	2,291,145
Allen J. Krowe	135,674,750	3,245,380

There were no broker non-votes with respect to this matter. Each of the nominees was elected to serve as a director for the terms indicated in the proxy statement relating to the Annual Meeting.

2.	On the matter of the proposal endorsing the appointment of Deloitte & Touche LLP as the Company’s independent auditors for 2004, the vote was as follows:

Votes For	Votes Against	Votes Abstain
133,329,751	4,559,363	1,031,016

There were no broker non-votes with respect to this matter.

Item 5. Other Information

The Company’s chief executive officer and chief financial officer have provided the certifications with respect to this Form 10-Q that are required by Sections 302 and 906 of the Sarbanes- Oxley Act of 2002. These certifications have been filed as Exhibits 31.1 and 31.2 and Exhibits 32.1 and 32.2, respectively.

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits. The following exhibits are filed as a part of, or incorporated herein by reference into, this Form 10-Q.

3	The Restated Articles of Incorporation, as amended, were filed as Exhibit 3 to the Registrant’s Form 10-Q for the quarter ended March 31, 1995.

3.1	Statement with Respect to Shares, amending the Restated Articles of Incorporation effective April 21, 1998 was filed as Exhibit 3.1 to the Registrant’s Form 10-K for the year ended December 31, 1998.

3.2	The Bylaws, as amended on December 11, 2003, were filed as Exhibit 3.2 to the Registrant’s Form 10-K for the year ended December 31, 2003.

4	The Shareholders’ Rights Plan was filed as Exhibit 4 on the Registrant’s Form 8-K, dated February 19, 1998.

4.1	Indenture, dated as of August 1, 1982, was filed as Exhibit 4.1 to PPG’s Registration Statement on Form S-3 (No. 333-44397) dated January 16, 1998 (the “1998 Form S-3”).

4.2	First Supplemental Indenture, dated as of April 1, 1986, was filed as Exhibit 4.2 to the 1998 Form S-3.

4.3	Second Supplemental Indenture, dated as of October 1, 1989, was filed as Exhibit 4.3 to the 1998 Form S-3.

4.4	Third Supplemental Indenture, dated as of November 1, 1995, was filed as Exhibit 4.4 to the 1998 Form S-3.

*10	The Supplemental Executive Retirement Plan II, as amended, and the Change in Control Employment Agreement were filed as Exhibits 10.2 and 10.5, respectively, to the Registrant’s Form 10-Q for the quarter ended September 30, 1995. PPG Industries, Inc. Deferred Compensation Plan for Directors was filed as Exhibit 10.3 to the Registrant’s Form 10-K for the year ended December 31, 1997. PPG Industries, Inc. Incentive Compensation and Deferred Income Plan for Key Employees, as amended, was filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2000. PPG Industries, Inc. Nonqualified Retirement Plan dated as of January 1, 1989, as amended February 21, 2002, was filed as Exhibit 10.1 to the Registrant’s Form 10-K for the year ended December 31, 2001. PPG Industries, Inc. Stock Plan, dated as of April 17, 1997, as amended April 18, 2002, was filed as Exhibit 10.3 to the Registrant’s Form 10-K for the year ended December 31, 2001. PPG Industries, Inc. Management Award and Deferred Income Plan was filed as Exhibit 10.1 to the Registrant’s Form 10-K for the year ended December 31, 2002. PPG Industries, Inc. Directors’ Common Stock Plan, as amended February 20, 2002, was filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2003. PPG Industries, Inc. Challenge 2000 Stock Plan was filed as Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2003. PPG Industries, Inc. Executive Officers Annual Incentive Compensation Plan, as amended effective February 18,

2004, was filed as Exhibit 10.1 to the Registrant’s Form 10-K for the year ended December 31, 2003. PPG Industries, Inc. Deferred Compensation Plan, as amended effective February 18, 2004, was filed as Exhibit 10.2 to the Registrant’s Form 10-K for the year ended December 31, 2003. PPG Industries, Inc. Total Shareholder Return Plan for Key Employees, as amended effective February 18, 2004, was filed as Exhibit 10.3 to the Registrant’s Form 10-K for the year ended December 31, 2003. PPG Industries, Inc. Executive Officers’ Total Shareholder Return Plan, as amended effective February 18, 2004, was filed as Exhibit 10.4 to the Registrant’s Form 10-K for the year ended December 31, 2003.

†12	Computation of Ratio of Earnings to Fixed Charges for the Three Months Ended March 31, 2004 and for the Five Years Ended December 31, 2003.

†31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.

*	Items referred to in Exhibit 10 and incorporated by reference or filed herewith are either management contracts, compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 601 of Regulation S-K.

b.	Reports on Form 8-K

1.	On January 15, 2004, the Company filed a Form 8-K relating to a press release announcing, among other things, the Company’s fourth quarter and full year 2003 financial results.

2.	On January 15, 2004, the Company filed a Form 8-K announcing that PPG may begin repurchasing PPG Industries shares, from time to time, in market transactions of small amounts under a previously announced and unused ten million share repurchase program.

3.	On April 15, 2004, the Company filed a Form 8-K relating to a press release announcing, among other things, the Company’s first quarter 2004 financial results.

4.	On April 15, 2004, the Company filed a Form 8-K relating to a press release announcing, among other things, an increase in the quarterly dividend payable on the Company’s common stock, the Company’s plans to purchase up to $100 million of the Company’s common stock by year end and the Board of Director’s approval of cash contributions of up to $200 million to the Company’s pension plans by year end.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PPG INDUSTRIES, INC.
(Registrant)

Date:	May 3, 2004	By	/s/ W. H. Hernandez
W. H. Hernandez Senior Vice President, Finance
(Principal Financial and Accounting Officer and Duly Authorized Officer)

PPG Industries Inc. and Consolidated Subsidiaries

Index to Exhibits

Exhibits

3	The Restated Articles of Incorporation, as amended, were filed as Exhibit 3 to the Registrant’s Form 10-Q for the quarter ended March 31, 1995, which exhibit is incorporated herein by reference.

3.1	Statement with Respect to Shares, amending the Restated Articles of Incorporation effective April 21, 1998 was filed as Exhibit 3.1 to the Registrant’s Form 10-K for the year ended December 31, 1998, which exhibit is incorporated herein by reference.

3.2	The Bylaws, as amended on December 11, 2003, were filed as Exhibit 3.2 to the Registrant’s Form 10-K for the year ended December 31, 2003, which exhibit is incorporated herein by reference.

4	The Shareholders’ Rights Plan was filed as Exhibit 4 on the Registrant’s Form 8-K, dated February 19, 1998, which exhibit is incorporated herein by reference.

4.1	Indenture, dated as of August 1, 1982, was filed as Exhibit 4.1 to PPG’s Registration Statement on Form S-3 (No. 333-44397) dated January 16, 1998 (the “1998 Form S-3”), which exhibit is incorporated herein by reference.

4.2	First Supplemental Indenture, dated as of April 1, 1986, was filed as Exhibit 4.2 to the 1998 Form S-3, which exhibit is incorporated herein by reference.

4.3	Second Supplemental Indenture, dated as of October 1, 1989, was filed as Exhibit 4.3 to the 1998 Form S-3, which exhibit is incorporated herein by reference.

4.4	Third Supplemental Indenture, dated as of November 1, 1995, was filed as Exhibit 4.4 to the 1998 Form S-3, which exhibit is incorporated herein by reference.

*10	The Supplemental Executive Retirement Plan II, as amended, and the Change in Control Employment Agreement were filed as Exhibits 10.2 and 10.5, respectively, to the Registrant’s Form 10-Q for the quarter ended September 30, 1995, which exhibits are incorporated herein by reference. PPG Industries, Inc. Deferred Compensation Plan for Directors was filed as Exhibit 10.3 to the Registrant’s Form 10-K for the year ended December 31, 1997, which exhibit is incorporated herein by reference. PPG Industries, Inc. Incentive Compensation and Deferred Income Plan for Key Employees, as amended, was filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2000, which exhibit is incorporated herein by reference. PPG Industries, Inc. Nonqualified Retirement Plan dated as of January 1, 1989, as amended February 21, 2002, was filed as Exhibit 10.1 to the Registrant’s Form 10-K for the year ended December 31, 2001, which exhibit is incorporated herein by reference. PPG Industries, Inc. Stock Plan, dated as of April 17, 1997, as amended April 18, 2002, was filed as Exhibit 10.3 to the Registrant’s Form 10-K for the year ended December 31, 2001, which exhibit is incorporated herein by reference. PPG Industries, Inc. Management Award and Deferred Income Plan was filed as Exhibit 10.1 to the Registrant’s Form 10-K for the year ended December 31, 2002, which exhibit is incorporated herein by reference. PPG

Industries, Inc. Directors’ Common Stock Plan, as amended February 20, 2002, was filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2003, which exhibit is incorporated herein by reference. PPG Industries, Inc. Challenge 2000 Stock Plan was filed as Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2003, which exhibit is incorporated herein by reference. PPG Industries, Inc. Executive Officers Annual Incentive Compensation Plan, as amended effective February 18, 2004, was filed as Exhibit 10.1 to the Registrant’s Form 10-K for the year ended December 31, 2003, which exhibit is incorporated herein by reference. PPG Industries, Inc. Deferred Compensation Plan, as amended effective February 18, 2004, was filed as Exhibit 10.2 to the Registrant’s Form 10-K for the year ended December 31, 2003, which exhibit is incorporated herein by reference. PPG Industries, Inc. Total Shareholder Return Plan for Key Employees, as amended effective February 18, 2004, was filed as Exhibit 10.3 to the Registrant’s Form 10-K for the year ended December 31, 2003, which exhibit is incorporated herein by reference. PPG Industries, Inc. Executive Officers’ Total Shareholder Return Plan, as amended effective February 18, 2004, was filed as Exhibit 10.4 to the Registrant’s Form 10-K for the year ended December 31, 2003, which exhibit is incorporated herein by reference.

†12	Computation of Ratio of Earnings to Fixed Charges for the Three Months Ended March 31, 2004 and for the Five Years Ended December 31, 2003.

†31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.

*	Items referred to in Exhibit 10 and incorporated by reference or filed herewith are either management contracts, compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 601 of Regulation S-K.