Form 10-Q
period 2004-06-30
PPG INDUSTRIES INC
filed 2004-07-26
CIK 79879

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2004

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

As of June 30, 2004, 171,764,141 shares of the Registrant’s common stock, par value $1.66- 2/3 per share, were outstanding.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Statement of Income (Unaudited)

(Millions, except per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Net sales	$2,429	$2,304	$4,693	$4,375
Cost of sales	1,522	1,445	2,963	2,787

Gross profit	907	859	1,730	1,588

Other expenses (earnings):
Selling, general and administrative	424	389	851	766
Depreciation	90	92	180	182
Research and development	74	72	150	144
Interest	25	28	48	56
Amortization	8	8	15	15
Asbestos settlement – net (Note 14)	10	11	15	16
Business restructuring (Note 5)	—	3	—	4
Other income – net	(22)	(7)	(25)	(9)

Total other expenses – net	609	596	1,234	1,174

Income before income taxes, minority interest and cumulative effect of accounting change	298	263	496	414
Income tax expense	99	93	168	148
Minority interest	16	18	30	30

Income before cumulative effect of accounting change	183	152	298	236
Cumulative effect of accounting change, net of tax (Note 2)	—	—	—	(6)

Net income	$183	$152	$298	$230

Earnings per common share (Note 4):
Income before cumulative effect of accounting change	$1.07	$0.90	$1.74	$1.39
Cumulative effect of accounting change, net of tax	—	—	—	(0.03)

Earnings per common share	$1.07	$0.90	$1.74	$1.36

Earnings per common share – assuming dilution (Note 4):
Income before cumulative effect of accounting change	$1.06	$0.89	$1.73	$1.38
Cumulative effect of accounting change, net of tax	—	—	—	(0.03)

Earnings per common share – assuming dilution	$1.06	$0.89	$1.73	$1.35

Dividends per common share	$0.45	$0.43	$0.89	$0.86

The accompanying notes to the condensed financial statements are an integral part of this consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Balance Sheet (Unaudited)

	June 30 2004	Dec. 31 2003
	(Millions)
Assets
Current assets:
Cash and cash equivalents	$583	$499
Receivables-net	1,845	1,631
Inventories (Note 6)	1,025	997
Other	437	410

Total current assets	3,890	3,537

Property (less accumulated depreciation of $5,149 million and $5,054 million)	2,453	2,566
Investments	278	265
Goodwill (Note 7)	1,149	1,157
Identifiable intangible assets (Note 7)	502	495
Other assets	376	404

Total	$8,648	$8,424

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt and current portion of long-term debt	$348	$327
Asbestos settlement (Note 14)	396	308
Accounts payable and accrued liabilities	1,641	1,504

Total current liabilities	2,385	2,139

Long-term debt	1,295	1,339
Asbestos settlement (Note 14)	426	500
Deferred income taxes	97	88
Other postretirement benefits	552	532
Other liabilities	717	778

Total liabilities	5,472	5,376

Commitments and contingent liabilities (Note 14)
Minority interest	116	137

Shareholders’ equity:
Common stock	484	484
Additional paid-in capital	199	158
Retained earnings	6,545	6,399
Treasury stock	(3,409)	(3,428)
Unearned compensation	(52)	(60)
Accumulated other comprehensive loss (Note 10)	(707)	(642)

Total shareholders’ equity	3,060	2,911

Total	$8,648	$8,424

The accompanying notes to the condensed financial statements are an integral part of this consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Statement of Cash Flows (Unaudited)

	Six Months Ended June 30
	2004	2003
	(Millions)
Cash from operating activities	$351	$412

Investing activities:
Capital spending
Additions to property and investments	(110)	(105)
Business acquisitions, net of cash balances acquired	(65)	—
Reductions of other property and investments	39	13

Cash used for investing activities	(136)	(92)

Financing activities:
Net change in borrowings with maturities of three months or less	5	(113)
Proceeds from other short-term debt	5	10
Repayment of other short-term debt	(2)	(22)
Proceeds from long-term debt	—	2
Repayment of long-term debt	(17)	(38)
Repayment of loans by employee stock ownership plan	8	15
Purchase of treasury stock	(8)	—
Issuance of treasury stock, net	37	4
Dividends paid	(153)	(146)

Cash used for financing activities	(125)	(288)

Effect of currency exchange rate changes on cash and cash equivalents	(6)	4

Net increase in cash and cash equivalents	84	36

Cash and cash equivalents, beginning of period	499	117

Cash and cash equivalents, end of period	$583	$153

The accompanying notes to the condensed financial statements are an integral part of this consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Financial Statements (Unaudited)

1. Financial Statements

The condensed financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial position of PPG Industries, Inc. and subsidiaries (the Company or PPG) at June 30, 2004, and the results of their operations for the three and six month periods ended June 30, 2004 and 2003 and their cash flows for the six month periods then ended. These condensed financial statements should be read in conjunction with the financial statements and notes included in PPG’s Annual Report on Form 10-K for the year ended December 31, 2003.

The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

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

Effective January 1, 2003, PPG adopted the provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations.” An asset retirement obligation represents a legal obligation associated with the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development or normal operation of that long-lived asset. This standard requires the Company to recognize asset retirement obligations in the period in which they are incurred, if a reasonable estimate of fair value can be made. The asset retirement obligation is subsequently adjusted for changes in fair value. The associated estimated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over its useful life. PPG’s asset retirement obligations are primarily associated with closure of certain assets used in the chemicals manufacturing process. Adoption of this standard on January 1, 2003 resulted in an increase in noncurrent assets, current liabilities and noncurrent liabilities of $4 million, $1 million and $9 million, respectively, and a cumulative effect adjustment reducing net income by $6 million aftertax, or $0.03 a share – assuming dilution. The provisions of this standard did not have a material impact on the results of operations for the six months ended June 30, 2004.

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

4. Earnings Per Common Share

The following table presents the earnings per common share calculations for the three and six months ended June 30, 2004 and 2003.

	Three Months Ended June 30		Six Months Ended June 30
(Millions, except per share amounts)	2004	2003	2004	2003
Earnings per common share
Net income	$183	$152	$298	$230

Weighted average common shares outstanding	171.6	169.7	171.4	169.6

Earnings per common share	$1.07	$0.90	$1.74	$1.36

Earnings per common share - assuming dilution
Net income	$183	$152	$298	$230

Weighted average common shares outstanding	171.6	169.7	171.4	169.6
Effect of dilutive securities:
Stock options	0.7	0.1	0.7	0.1
Other stock compensation plans	0.6	0.8	0.7	0.7

Potentially dilutive common shares	1.3	0.9	1.4	0.8

Adjusted weighted average common shares outstanding	172.9	170.6	172.8	170.4

Earnings per common share - assuming dilution	$1.06	$0.89	$1.73	$1.35

5. Acquisitions and Business Restructuring

During the first quarter 2004 the Company acquired the remaining one-third minority interest in PPG Iberica, S.A., a Spanish automotive and industrial coatings producer, for $61 million. The purchase price allocation, completed during the second quarter of 2004, resulted in an excess of purchase price over the fair value of net assets acquired, which has been reflected as an addition to goodwill.

In 2003, the Company recorded a charge of $6 million for restructuring actions related to our coatings and glass segments. This charge was for severance benefits for 93 employees. These actions have been completed.

In 2002, the Company recorded a charge of $81 million for restructuring and other related activities comprised of $66 million for severance and other costs and $15 million for asset dispositions. In 2003, $2 million of the initial $81 million charge, primarily related to the coatings segment, was reversed to income. The workforce reductions covered by this charge are substantially complete; however, as of June 30, 2004, $10 million of this reserve remained to be spent. Of this amount $1 million relates to lease costs that will be paid through September 30, 2004. The remaining reserve of $9 million relates to a group of approximately 75 employees in Europe, whose terminations have been concluded under a different social plan than was assumed when the reserve was recorded, 57 of whom have already been released, with the remaining terminations to occur by March 31, 2005. Under the terms of this social plan, severance payments will be paid to these 75 individuals through 2008.

6. Inventories

Inventories as of June 30, 2004 and December 31, 2003 are detailed below.

	June 30 2004	Dec. 31 2003
	(Millions)
Finished products	$612	$601
Work in process	125	111
Raw materials	160	157
Supplies	128	128

Total	$1,025	$997

Most domestic and certain foreign inventories are valued using the last-in, first-out method. If the first-in, first-out method of inventory valuation had been used, inventories would have been $176 million and $172 million higher at June 30, 2004 and December 31, 2003, respectively.

7. Goodwill and Other Identifiable Intangible Assets

The change in the carrying amount of goodwill attributable to each business segment for the six months ended June 30, 2004 was as follows:

	Coatings	Glass	Chemicals	Total
	(Millions)
Balance, December 31, 2003	$1,045	$84	$28	$1,157
Goodwill from acquisitions	9	—	—	9
Currency translation	(15)	(1)	(1)	(17)

Balance, June 30, 2004	$1,039	$83	$27	$1,149

The carrying amount of acquired trademarks with indefinite lives as of June 30, 2004 and December 31, 2003 totaled $144 million.

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and are detailed below.

	June 30, 2004			December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(Millions)
Acquired technology	$351	$(113)	$238	$352	$(104)	$248
Other	201	(81)	120	179	(76)	103

Balance	$552	$(194)	$358	$531	$(180)	$351

In both 2004 and 2003, the aggregate amortization expense related to these identifiable intangible assets for the three and six months ended June 30 was $8 million and $15 million, respectively. As of June 30, 2004, estimated future amortization expense of identifiable intangible assets is as follows: $15 million for the remaining two quarters of 2004 and $29 million, $28 million, $28 million, $24 million and $23 million in 2005, 2006, 2007, 2008 and 2009, respectively.

8. Pension and Other Postretirement Benefits

The net periodic pension costs for the three and six months ended June 30, 2004 and 2003 were as follows:

	Pensions
	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
	(Millions)
Service cost	$16	$14	$32	$29
Interest cost	46	42	91	83
Expected return on plan assets	(54)	(42)	(103)	(82)
Amortization of prior service cost	6	5	10	9
Amortization of actuarial losses	20	24	40	47

Net periodic pension cost	$34	$43	$70	$86

The net periodic other postretirement benefit costs for the three and six months ended June 30, 2004 and 2003 were as follows:

	Other Postretirement Benefits
	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
	(Millions)
Service cost	$6	$5	$13	$11
Interest cost	17	17	34	32
Amortization of prior service cost	(1)	1	(2)	1
Amortization of actuarial losses	9	7	18	13

Net periodic other postretirement benefit cost	$31	$30	$63	$57

While PPG has no mandatory funding contribution required in 2004 for our U.S. pension plans, under Pension Benefit Guaranty Corporation or IRS regulations, the Company made a voluntary contribution of $100 million in April 2004 and has approval from the PPG Board of Directors to contribute up to an additional $100 million later in 2004. We expect to make contributions to our non-U.S. pension plans in 2004 of approximately $45 million, of which approximately $30 million was contributed as of June 30, 2004.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) that provides several options for Medicare eligible participants and employers, including a federal subsidy payable to companies that elect to provide a retiree prescription drug benefit which is at least actuarially equivalent to Medicare Part D. The Act provides for a two-year transitional period to allow for, among other items, the possibility that companies may amend existing plans. Significant uncertainties exist for companies both as to the direct effects of the Act and its ancillary effects on plan participants’ behavior and health care costs. As such, the effects of the Act are not reflected in the accumulated postretirement benefit obligation as of December 31, 2003 or in the net periodic postretirement benefit cost for the three and six months ended June 30, 2004. PPG is currently evaluating the provisions of the Act and its potential impact to our postretirement medical plans, which we believe will ultimately reduce our accumulated postretirement benefit obligation and other postretirement benefit costs for 2004 and may require the Company to change its previously reported information.

9. Business Segment Information

Business segment net sales and operating income for the three and six months ended June 30, 2004 and 2003 were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
	(Millions)
Net sales:
Coatings	$1,354	$1,249	$2,628	$2,373
Glass	584	574	1,121	1,090
Chemicals	491	481	944	912

Total (a)	$2,429	$2,304	$4,693	$4,375

Operating income:
Coatings (b)	$223	$205	$408	$347
Glass	68	28	91	34
Chemicals (b)	49	69	89	114

Total	340	302	588	495
Interest expense – net	(22)	(26)	(43)	(51)

Asbestos settlement – net	(10)	(11)	(15)	(16)

Compensation cost associated with stock options (Note 13)	(4)	—	(11)	—

Other unallocated corporate expense – net (b)	(6)	(2)	(23)	(14)

Income before income taxes, minority interest and cumulative effect of accounting change (c)	$298	$263	$496	$414

(a)	Intersegment net sales for the three and six months ended June 30, 2004 and 2003 were not material.

(b)	Prior to 2004, the pension and other postretirement benefit costs for U.S. salaried retirees were allocated to businesses based on their active U.S. salaried payroll dollars. In 2004, the Company revised its allocation method to more appropriately reflect these costs by business based on the salaried retiree’s work location at retirement. For comparative purposes, segment operating income for 2003 in the above table has been revised to reflect this change in allocation method, which resulted in an increase in our coatings segment operating income of approximately $3 million and $6 million, a reduction in our chemicals segment operating income of approximately $1 million and $2 million and an increase in other unallocated corporate expense – net of approximately $2 million and $4 million for the three and six months ended June 30, 2003, respectively.

(c)	Includes for the three and six months ended June 30, 2003, a charge of $5 million and $6 million, respectively, for restructuring actions initiated in 2003, related to the coatings and glass segments. The three and six months ended June 30, 2003 also include a reversal of $2 million of the restructuring reserve originally recorded in 2002 related primarily to the coatings segment.

10. Comprehensive Income

Total comprehensive income for the three and six months ended June 30, 2004 and 2003 was as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
	(Millions)
Net income	$183	$152	$298	$230
Other comprehensive income, net of tax:
Currency translation adjustment	(39)	112	(64)	171
Unrealized losses on marketable securities	(2)	—	(3)	—
Net change – derivatives (Note 11)	2	(6)	2	(3)

	(39)	106	(65)	168

Total comprehensive income	$144	$258	$233	$398

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

During the first six months of 2004, other comprehensive income included a net gain due to derivatives of $2 million, net of tax. This gain was comprised of realized gains of $1 million and unrealized gains of $3 million. The realized gains primarily related to the settlement during the period of natural gas contracts offset in part from the settlement of interest rate swaps owned by one of the Company’s investees accounted for under the equity method of accounting. The unrealized gains primarily related to these same instruments.

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

In November 2002, PPG entered into a one-year renewable equity forward arrangement with a bank in order to partially mitigate the impact of changes in the fair value of PPG stock that is to be contributed to the asbestos settlement trust as discussed in Note 14, “Commitments and Contingent Liabilities.” This instrument has been renewed for an additional year. In accordance with the terms of this instrument the bank purchased 504,900 shares of PPG stock on the open market at a cost of $24 million through December 31, 2002 and during the first quarter of 2003 the bank purchased an additional 400,000 shares at a cost of $19 million, for a total principal amount of $43 million. PPG recorded income of $4 million and expense of $1 million for the three and six months ended June 30, 2004, respectively, and income of $5 million and $1 million for the three and six months ended June 30, 2003, respectively, for the change in fair value of this instrument, which is reflected in “Asbestos settlement – net” in the condensed statement of income. The fair value of this instrument as of June 30, 2004 and December 31, 2003 was a current asset of $14 million and $15 million, respectively.

12. Cash Flow Information

Cash payments for interest were $49 million and $58 million for the six months ended June 30, 2004 and 2003, respectively. Net cash payments for income taxes for the six months ended June 30, 2004 and 2003 each totaled $88 million.

During the second quarter of 2004, the Company received proceeds of $23 million from the sale/leaseback of precious metals, which are included in “Reductions of other property and investments” in the investing section in the accompanying condensed statement of cash flows. The gain recognized on the sale of these assets was $12 million for the three and six months ended June 30, 2004, which is reflected in “Other income – net” in the accompanying condensed statement of income.

13. Stock-Based Compensation

A portion of the amounts paid under the Company’s total shareholder return plan and its incentive compensation and management award plans may be paid in PPG common stock. Total compensation cost recognized as expense related to these plans was $11 million and $24 million for the three and six months ended June 30, 2004, respectively, and $14 million and $28 million for the three and six months ended June 30, 2003, respectively.

PPG has two stock option plans, the PPG Stock Plan and the Challenge 2000 Stock Plan. Prior to January 1, 2004, PPG applied Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” in accounting for stock options. Effective January 1, 2004, PPG adopted the fair value method of recording compensation associated with stock options in accordance with SFAS No. 123 for stock options awarded to employees after the date of adoption and for previously issued stock options that were not vested as of January 1, 2004 using the modified prospective transition method. The adoption increased stock-based compensation expense by $3 million aftertax, or 2 cents a share, and $7 million aftertax, or 4 cents a share, for the three and six months ended June 30, 2004, respectively. Additionally, as required under the modified prospective method, PPG has recorded a deferred tax asset of $8 million and a corresponding increase to additional paid-in capital equal to the deferred tax benefit that would have been recognized had compensation expense been recorded for options outstanding at the date of adoption but not fully vested. The PPG Stock Plan was amended effective January 1, 2004 to change the vesting period for stock options granted after that date from one year to three years. The Company currently expects the full year impact of adoption to increase 2004 stock-based compensation expense by approximately $12 million aftertax, or $0.07 per share. Adoption of the fair value provisions of SFAS No. 123 did not have an impact on the accounting for PPG’s other stock-based compensation.

The fair value of stock options issued to employees is measured on the date of grant and recognized as compensation expense over the vesting period. PPG estimates the fair value of stock options using the Black-Scholes option pricing model. The weighted average assumptions used to calculate compensation expense related to stock options for 2004 and the pro forma results presented below were as follows:

	Six Months Ended June 30
	2004	2003
Risk free interest rate	3.3%	3.1%
Expected life of option in years	5.1	5.1
Expected dividend yield	3.2%	3.0%
Expected volatility	31.9%	32.5%

Had 2003 compensation cost for these PPG stock option plans been determined based upon the estimated fair value at the grant date consistent with the methodology prescribed in SFAS No. 123, net income, earnings per common share and earnings per common share – assuming dilution would have been as follows:

(Millions, except per share amounts)	Three Months Ended June 30 2003	Six Months Ended June 30 2003
Net income
Reported net income	$152	$230
Impact of expensing stock options	(5)	(11)

Pro forma net income	$147	$219

Earnings per common share
Reported earnings	$0.90	$1.36
Impact of expensing stock options	(0.03)	(0.07)

Pro forma earnings per common share	$0.87	$1.29

Earnings per common share – assuming dilution
Reported earnings	$0.89	$1.35
Impact of expensing stock options	(0.03)	(0.07)

Pro forma earnings per common share – assuming dilution	$0.86	$1.28

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

The Company has been named as a defendant, along with various other co-defendants, in a number of antitrust lawsuits, including suits in various state and federal courts alleging that PPG acted with competitors to fix prices and allocate markets in the automotive refinish industry and a federal class action suit relating to certain glass products. The federal automotive refinish cases have been consolidated in the U.S. District Court for the Eastern District of Pennsylvania located in Philadelphia, Pa. Certain of the defendants in the federal automotive refinish case have settled. That case is still at an early stage and discovery is underway with the remaining defendants. Except for a case in California, the state automotive refinish cases have either been stayed pending resolution of the federal proceedings or have been dismissed. All of the initial defendants in the glass class action antitrust case other than PPG have settled. On May 29, 2003, the U.S. District Court for the Western District of Pennsylvania located in Pittsburgh, Pa. granted PPG’s motion for summary judgment dismissing the claims against PPG in the glass class action antitrust case. The plaintiffs in that case have appealed that order to the U.S. Third Circuit Court of Appeals. PPG believes it has meritorious defenses to these antitrust claims.

The Company has been a defendant since April 1994 in a suit filed by Marvin Windows and Doors (Marvin) alleging numerous claims, including breach of warranty. All of the plaintiff’s claims, other than breach of warranty, were dismissed. However, on February 14, 2002, a federal jury awarded Marvin $136 million on the remaining claim. Subsequently, the court added $20 million for interest bringing the total judgment to $156 million. PPG has appealed that judgment. The appeals court has heard the parties’ arguments, but has not yet rendered its decision. Interest will be accrued on the $156 million judgment against PPG during the appeals process. As of June 30, 2004, the amount of the total judgment against PPG, with accrued interest, was $164 million. PPG believes it has meritorious defenses to the plaintiff’s claims and has reasonable prospects of prevailing on appeal.

For over thirty years, PPG has been a defendant in lawsuits involving claims alleging personal injury from exposure to asbestos. As of June 30, 2004, PPG was one of many defendants in numerous asbestos-related lawsuits involving approximately 116,000 claims. Most of PPG’s potential exposure relates to allegations by plaintiffs that PPG should be liable for injuries involving asbestos-containing thermal insulation products manufactured and distributed by Pittsburgh Corning Corporation (PC). PPG and Corning Incorporated are each 50% shareholders of PC. PPG has denied responsibility for, and has defended, all claims for any injuries caused by PC products.

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

The terms of the PPG Settlement Arrangement and the Corning Settlement Arrangement have been incorporated into a bankruptcy reorganization plan for PC along with a disclosure statement describing the plan, which PC filed with the Bankruptcy Court on April 30, 2003. Amendments to the plan and disclosure statement were filed on August 18 and November 20, 2003. Creditors and other parties with an interest in the bankruptcy proceeding were entitled to file objections to the disclosure statement and the plan of reorganization, and a few parties filed objections. On November 26, 2003, after considering objections to the second amended disclosure statement and plan of reorganization, the Bankruptcy Court entered an order approving such disclosure statement and directing that it be sent to creditors, including asbestos claimants, for voting. The Bankruptcy Court established March 2, 2004 as the deadline for receipt of votes. In order to approve the plan, at least two-thirds in amount and more than one-half in number of the allowed creditors in a given class must vote in favor of the plan, and for a plan to contain a channeling injunction for present and future asbestos claims under §524(g) of the Bankruptcy Code, as described below, seventy-five percent of the asbestos claimants voting must vote in favor of the plan. On March 16, 2004, notice was received that the plan of reorganization received the required votes to approve the plan with a channeling injunction. From May 3-7, 2004, the Bankruptcy Court judge conducted a hearing regarding the fairness of the settlement, including whether the plan would be fair with respect to present and future claimants, whether such claimants would be treated in substantially the same manner, and whether the protection provided to PPG and its participating insurers would be fair in view of the assets they would convey to the asbestos settlement trust (the “Trust”) to be established as part of the plan. At that hearing, creditors and other parties in interest raised objections to the plan. Following that hearing, the Bankruptcy Court set deadlines for the parties to develop agreed-upon and contested Findings of Fact and Conclusions of Law and scheduled oral argument for contested items on November 9, 2004. Sometime after the oral argument, the Bankruptcy Court would enter a confirmation order of the plan if the Bankruptcy Court determines that all requirements to confirm a plan have been satisfied; this order may be appealed to the U.S. District Court for the Western District of Pennsylvania. (The District Court may join the Bankruptcy Court in the confirmation order, in which case an appeal to the District Court would not be necessary.) Assuming that the District Court approves the confirmation order, interested parties could appeal the order to the U.S. Third Circuit Court of Appeals and subsequently to the U.S. Supreme Court. The PPG Settlement Arrangement would not become effective until 30 days after the plan of reorganization was finally approved by an appropriate court order that was no longer subject to appeal (the “Effective Date”).

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

In the second quarter of 2002, an initial charge of $772 million was recorded for the estimated cost of the PPG Settlement Arrangement which included the net present value as of December 31, 2002, using a discount rate of 5.5% of the aggregate cash payments of approximately $998 million to be made by PPG to the Trust. That amount also included the carrying value of PPG’s stock in Pittsburgh Corning Europe, the fair value as of June 30, 2002 of 1,388,889 shares of PPG common stock and $30 million in legal fees of the Trust to be paid by PPG, which together with the first payment originally scheduled to be made to the Trust on June 30, 2003, were reflected in the current liability for PPG’s asbestos settlement in the balance sheet as of June 30, 2002. The net present value at that date of the remaining payments of $566 million was recorded in the noncurrent liability for asbestos settlement. The following table summarizes the impact on our income statement for the three and six months ended June 30, 2004 and 2003 resulting from the PPG Settlement Arrangement including the change in fair value of the stock to be transferred to the asbestos settlement trust and the equity forward instrument (see Note 11, “Derivative Financial Instruments”) and the increase in the net present value of the future payments to be made to the Trust.

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
	(Millions)
Increase (decrease) in expense:

Change in fair value:
PPG stock	$6	$8	$(2)	$1
Equity forward instrument	(4)	(5)	1	(1)
Accretion of asbestos liability	8	8	16	16

Asbestos settlement – net expense	$10	$11	$15	$16

The fair value of the equity forward instrument is $14 million and $15 million as of June 30, 2004 and December 31, 2003, respectively, and is included as an other current asset in the accompanying condensed balance sheet. The amounts due June 30, 2003, 2004 and 2005 of $75 million, $98 million and $90 million, respectively, under the fixed payment schedule described above, are included in the current asbestos settlement liability in the accompanying condensed balance sheet, which is $396 million and $308 million as of June 30, 2004 and December 31, 2003, respectively. The net present value of the remaining payments is included in the long-term asbestos settlement liability in the accompanying condensed balance sheet, which totaled $426 million and $500 million as of June 30, 2004 and December 31, 2003, respectively. It is expected that accretion expense associated with the asbestos liability will continue to be approximately $8 million per quarter through the end of 2004 and will be slightly less through 2005.

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

It is PPG’s policy to accrue expenses for environmental contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Reserves for environmental contingencies are exclusive of claims against third parties and are generally not discounted. As of June 30, 2004 and December 31, 2003, PPG had reserves for environmental contingencies totaling $81 million and $92 million, respectively. Pretax charges against income for environmental remediation costs for the three and six months ended June 30, 2004 totaled $2 million and $5 million, respectively, and $0 million and $2 million, respectively, for the three and six months ended June 30, 2003, and are included in “Other income – net” in the accompanying condensed statement of income. Cash outlays related to such environmental remediation aggregated $16 million and $8 million for the six months ended June 30, 2004 and 2003, respectively.

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

Although the unreserved exposure to future loss relates to all sites, a significant portion of such exposure involves three operating plant sites in our chemicals segment. Initial remedial actions are occurring at these sites. Studies to determine the nature of the contamination are reaching completion and the need for additional remedial actions, if any, is presently being evaluated. The loss contingencies related to the remaining portion of such unreserved exposure include significant unresolved issues such as the nature and extent of contamination, if any, at these other sites and the methods that may have to be employed should remediation be required. The most significant of these sites is the Calcasieu River estuary, near our Lake Charles, La. chemicals plant. The U.S. Environmental Protection Agency (USEPA) has completed investigation of contamination levels in the Calcasieu River estuary and issued a Final Remedial Investigation Report in September 2003, which incorporates the Human Health and Ecological Risk Assessments, indicating that elevated levels of risk exist in the estuary. PPG and other potentially responsible parties are performing a feasibility study under the authority of the Louisiana Department of Environmental Quality. Current activity is focused on the development of preliminary remedial action goals, which are to be submitted by the end of 2004 for agency approval. These goals will more fully define the nature and extent of any potentially required remedial actions. Based upon the results of the feasibility study, an evaluation will be made to determine, what, if any, role PPG would have with respect to these future potential remedial actions.

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

The impact of evolving programs, such as natural resource damage claims, industrial site reuse initiatives and state remediation programs, also adds to the present uncertainties with regard to the ultimate resolution of this unreserved exposure to future loss. The Company’s assessment of the potential impact of these environmental contingencies is subject to considerable uncertainty due to the complex, ongoing and evolving process of investigation and remediation, if necessary, of such environmental contingencies, and the potential for technological and regulatory developments including a recently undertaken formal review by the New Jersey Department of Environmental Protection of its chromium cleanup guidelines, which may potentially impact PPG’s ongoing chrome remediation activities.

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

The Company accrues for product warranties at the time the products are sold based on historical claims experience. As of June 30, 2004 and December 31, 2003, the reserve for product warranties was $4 million and $3 million, respectively. Pretax charges against income for product warranties and the related cash outlays were not material for the three and six months ended June 30, 2004 and 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Performance in Second Quarter of 2004 Compared to Second Quarter of 2003

Performance Overview

Sales increased 5% for the second quarter of 2004 to $2,429 million compared to $2,304 million for the second quarter of 2003. Increases in volumes across all of our business segments accounted for an increase in sales of 6%, while the positive effects of foreign currency translation, primarily from our European operations, accounted for an additional increase of 2%. Lower selling prices in all of our business segments reduced sales by 3%.

The gross profit percentage for the second quarter of 2004 and 2003 was 37.3%. The benefits realized from improved manufacturing efficiencies across all of our business segments and the favorable mix of sales volume growth were offset by the lower selling prices mentioned above, higher energy costs in our glass and chemicals business segments and other inflationary cost increases.

Net income and earnings per share – assuming dilution, for the second quarter of 2004 were $183 million and $1.06, respectively, compared to $152 million and $0.89, respectively, for the second quarter of 2003. Net income for the second quarter of 2004 included an aftertax charge of $3 million, or 2 cents a share, to reflect the Company’s decision to begin expensing stock options effective January 1, 2004, as discussed in Note 13. Net income for the second quarter of 2004 also included an aftertax charge of $6 million, or 3 cents a share, to reflect the net change in the current value of the Company’s obligation under the asbestos settlement agreement, as discussed in Note 14. Net income for the second quarter of 2003 included aftertax charges of $7 million, or 4 cents a share, to reflect the net change in the value of the Company’s obligation under the asbestos settlement agreement, as discussed in Note 14, and $2 million, or 1 cent a share, for restructuring costs, as discussed in Note 5.

Net income for the second quarter of 2004 compared to the second quarter of 2003 was $31 million higher. The improvement in net income was due to the increased sales volumes and the favorable effects of foreign currency translation described above, improved manufacturing efficiencies, higher other income, lower pension and postretirement medical costs and a lower effective tax rate. The lower selling prices described above, the negative effects of inflation, higher energy and overhead costs and increased stock option expense were factors in reducing net income for the second quarter of 2004.

Performance of Business Segments

Coatings sales increased 8% to $1,354 million for the second quarter of 2004 compared to $1,249 million for the second quarter of 2003. Sales increased 6% due to improved volumes from our architectural, industrial, automotive, aerospace and automotive refinish businesses and 3% due to the positive effects of foreign currency translation, primarily from our European operations. These sales increases were offset by a 1% decline due to lower selling prices, principally in our automotive business. Operating income was $223 million for the second quarter of 2004 compared to $205 million for the same quarter in 2003. Factors increasing operating income were the higher sales volumes described above, improved manufacturing efficiencies and the favorable effects of foreign currency translation. Factors decreasing operating income were the additional selling expenses in our architectural business, the impact of cost inflation and the lower selling prices described above.

Glass sales increased 2% to $584 million for the second quarter of 2004 compared to $574 million for the second quarter of 2003. Sales increased 5% due to improved volumes from our fiber glass, flat and automotive original equipment businesses, net of lower automotive replacement glass volumes, and 1% due to the positive effects of foreign currency translation. These sales increases were offset by a 4% decline due to lower selling prices throughout our glass business. Operating income was $68 million for the second quarter of 2004 compared to $28 million for the same quarter in 2003. Factors increasing operating income were improved manufacturing efficiencies, higher other income, the higher sales volumes described above and lower overhead costs. Factors decreasing operating income were the lower selling prices described above, the impact of cost inflation and higher energy costs.

Chemical sales increased 2% to $491 million for the second quarter of 2004 compared to $481 million for the second quarter of 2003. Sales increased 5% due to improved volumes from our commodity and optical products and 1% due to the positive effects of foreign currency translation, primarily from our European operations. These sales increases were offset by a 4% decline due to lower selling prices from our commodity and fine chemicals products. Operating income was $49 million for the second quarter of 2004 compared to $69 million for the same quarter in 2003. Factors decreasing operating income were the lower selling prices described above, higher energy costs, the impact of cost inflation, and additional selling and advertising expenses in our optical business. Factors increasing operating income were the higher sales volumes described above and improved manufacturing efficiencies.

Performance in the First Six Months of 2004 Compared to the First Six Months of 2003

Performance Overview

Sales increased 7% for the first six months of 2004 to $4,693 million compared to $4,375 million for the first six months of 2003. Increases in volumes across all of our business segments accounted for an increase of 7%, while the positive effects of foreign currency translation, primarily from our European operations, accounted for an additional increase of 3%. Lower selling prices in all of our business segments reduced sales by 3%.

The gross profit percentage increased to 36.9% for the first six months of 2004 compared to 36.3% for the first six months of 2003. The benefits realized from improved manufacturing efficiencies across all of our business segments and the favorable mix of sales volume growth increased our gross profit percentage. Lower selling prices across all of our business segments and higher energy costs in our glass and chemicals business segments decreased our gross profit percentage.

Net income and earnings per share – assuming dilution for the first six months of 2004 were $298 million and $1.73, respectively, compared to $230 million and $1.35, respectively, for the first six months of 2003. Net income for the first six months of 2004 included an aftertax charge of $7 million, or 4 cents a share, to reflect the Company’s decision to begin expensing stock options effective January 1, 2004, as discussed in Note 13. Net income for the first six months of 2004 also included an aftertax charge of $9 million, or 5 cents a share, to reflect the net change in the current value of the Company’s obligation under the asbestos settlement agreement, as discussed in Note 14. Net income for the first six months of 2003 included aftertax charges of $6 million, or 3 cents a share, for the cumulative effect of an accounting change related to the accounting for asset retirement obligations, as discussed in Note 2; $10 million, or 6 cents a share, to reflect the net change in the value of the Company’s obligation under the asbestos settlement agreement, as discussed in Note 14; and $2 million, or 1 cent a share, for restructuring, as discussed in Note 5.

Net income for the first six months of 2004 compared to the first six months of 2003 was $68 million higher. The improvement in net income was due to the increased sales volumes and the favorable effects of foreign currency translation described above, improved manufacturing efficiencies, higher other income, lower pension and postretirement medical costs, lower interest expense, lower restructuring costs and a lower effective tax rate. The lower selling prices described above, higher energy and overhead costs, the negative effects of inflation and increased stock option expense were factors in reducing net income for the first six months of 2004.

Performance of Business Segments

Coatings sales increased 11% to $2,628 million for the first six months of 2004 compared to $2,373 million for the first six months of 2003. Sales increased 7% due to improved volumes from our architectural, industrial, automotive, automotive refinish and aerospace businesses and 5% due to the positive effects of foreign currency translation, primarily from our European operations. Sales decreased by 1% due to lower selling prices, principally in our automotive business. Operating income was $408 million for the first six months of 2004 compared to $347 million for the first six months of 2003. Factors increasing operating income were the higher sales volumes described above, improved manufacturing efficiencies and the favorable effects of foreign currency translation. Factors decreasing operating income were the lower selling prices described above, the impact of cost inflation and higher selling expenses in our architectural business.

Glass sales increased 3% to $1,121 million for the first six months of 2004 compared to $1,090 million for the first six months of 2003. Sales increased 6% due to improved volumes from our fiber glass, flat and automotive original equipment businesses, net of lower automotive replacement glass volumes, and 2% due to the positive effects of foreign currency translation. These sales increases were offset by a 5% decline due to lower selling prices throughout our glass business. Operating income was $91 million for the first six months of 2004 compared to $34 million for the first six months of 2003. Factors increasing operating income were improved manufacturing efficiencies, the higher sales volumes described above, higher other income and the favorable effects of foreign currency translation. Factors decreasing operating income were the lower selling prices described above, the impact of cost inflation and higher energy costs.

Chemicals sales increased 4% to $944 million for the first six months of 2004 compared to $912 million for the first six months of 2003. Sales increased 6% due to improved volumes from our commodity and optical products and 2% due to the positive effects of foreign currency translation, primarily from our European operations. These sales increases were offset by a 4% decline due primarily to lower selling prices for our commodity products. Operating income was $89 million for the first six months of 2004 compared to $114 million for the first six months of 2003. Factors decreasing operating income were the lower selling prices described above, higher energy costs and additional selling and advertising expenses in our optical business. Factors increasing operating income were the higher sales volumes described above, improved manufacturing efficiencies and the favorable effects of foreign currency translation.

Other Factors

The increase in “Other income – net” in the accompanying condensed statement of income for the three and six months ended June 30, 2004 as compared to the three and six months ended June 30, 2003 is principally due to a gain resulting from the decision to lease rather than own a portion of the precious metals used in our fiber glass production process, higher royalty income and higher equity earnings.

Based on our current estimates, our effective tax rate for the full year 2004 will be approximately 34% compared with an estimate of 35% in the first quarter. We have reflected this change in estimate in the second quarter results of operations.

Based on valuations prepared by our actuaries, the Company’s pension and other postretirement benefit costs for 2004 will be approximately $25 million lower than in 2003. This decrease reflects the market driven growth in pension plan assets that occurred in 2003 and the impact of the $130 million in cash contributed by the Company in 2004. This decrease in costs does not include the benefit of any anticipated reductions resulting from the implementation of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). PPG is currently evaluating the provisions of the Act and its potential impact to our postretirement medical plans, which we believe will ultimately reduce our accumulated postretirement benefit obligation and other postretirement benefit costs in 2004, as discussed in Note 8.

Liquidity and Capital Resources

Cash from operating activities for the six months ended June 30, 2004 was $351 million compared with $412 million for the comparable period of 2003. Cash contributions made to our pension plans, which reduced cash from operating activities, were $130 million and $26 million for the six months ended June 30, 2004 and 2003, respectively. Cash from operations and the Company’s debt capacity have been and are expected to continue to be sufficient to fund capital spending, share repurchases, dividend payments, contributions to pension plans, amounts due under the asbestos settlement and operating requirements. During the first six months of 2004, the Company repurchased 0.1 million shares of PPG common stock at a cost of $8 million under a previously authorized share repurchase program.

During May 2004 the Company renegotiated its U.S. credit agreements. The new facility consists of credit lines totaling $1 billion that expire in 2009. The annual facility fee payable on the committed amounts is 7 1/2 basis points. These credit lines are available for general corporate purposes and also support PPG’s commercial paper programs in the U.S. and Europe.

Our current estimate under existing U.S. pension funding regulations is that, with available funding credits, there will be no mandatory pension funding requirement until 2007 at the earliest. However, the Company made a voluntary contribution of $100 million to the U.S. pension plans in April 2004 and has approval from the PPG Board of Directors to contribute up to an additional $100 million later in 2004. The pension contribution will allow the Company more flexibility in determining both the timing and amounts of future mandatory contributions under the complex ERISA and IRS pension funding regulations. We expect to make contributions to the Company’s non-U.S. pension plans in 2004 of approximately $45 million, of which approximately $30 million was contributed as of June 30, 2004.

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

Commitments and Contingent Liabilities, including Environmental Matters

PPG is involved in a number of lawsuits and claims, both actual and potential, including some that it has asserted against others, in which substantial monetary damages are sought. In a suit filed by Marvin Windows and Doors, PPG has appealed the unfavorable judgment awarded by a federal jury. The appeals court has heard the parties’ arguments, but has not yet rendered its decision. PPG believes it has meritorious defenses to the plaintiff’s claims and has reasonable prospects of prevailing on appeal. See Note 14, “Commitments and Contingent Liabilities,” to the accompanying condensed financial statements for an expanded description of this case and certain other lawsuits, including the proposed PPG Settlement Arrangement for asbestos claims announced on May 14, 2002. As discussed in Note 14, although the result of any future litigation of such lawsuits and claims is inherently unpredictable, management believes that, in the aggregate, the outcome of all lawsuits and claims involving PPG, including asbestos-related claims in the event the PPG Settlement Arrangement described in Note 14 does not become effective, will not have a material effect on PPG’s consolidated financial position or liquidity; however, any such outcome may be material to the results of operations of any particular period in which the costs, if any, are recognized.

It is PPG’s policy to accrue expenses for environmental contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Reserves for environmental contingencies are exclusive of claims against third parties and are generally not discounted. As of June 30, 2004 and December 31, 2003, PPG had reserves for environmental contingencies totaling $81 million and $92 million, respectively. Pretax charges against income for environmental remediation costs for the three and six months ended June 30, 2004 totaled $2 million and $5 million, respectively, and $0 million and $2 million, respectively, for the three and six months ended June 30, 2003, and are included in “Other income – net” in the accompanying condensed statement of income. Cash outlays related to such environmental remediation aggregated $16 million and $8 million for the six months ended June 30, 2004 and 2003, respectively. In addition to the amounts currently reserved, the Company may be subject to loss contingencies related to environmental matters estimated to be as much as $200 million to $400 million, which range is unchanged from the prior year end. Such unreserved losses are reasonably possible but are not currently considered to be probable of occurrence. Management anticipates that the resolution of the Company’s environmental contingencies will occur over an extended period of time. Over the past 10 years the pretax charges against income have ranged between $10 million and $49 million per year. We anticipate that charges against income in 2004 will be within that range. It is possible, however, that technological, regulatory and enforcement developments, the results of environmental studies and other factors could alter this expectation. See Note 14, for an expanded description of certain of these environmental contingencies. In management’s opinion, the Company operates in an environmentally sound manner and the outcome of the Company’s environmental contingencies will not have a material effect on PPG’s financial position or liquidity.

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

In addition, approximately 60 cases alleging antitrust violations in the automotive refinish industry have been filed in various state and federal jurisdictions. The approximately 55 federal cases have been consolidated in the U.S. District Court for the Eastern District of Pennsylvania located in Philadelphia, Pa. Certain of the defendants in the federal automotive refinish case have settled. That case is still at an early stage and discovery is underway with the remaining defendants. Except for a case in California, the state automotive refinish cases have either been stayed pending resolution of the federal proceedings or have been dismissed. The plaintiffs in these various cases are seeking economic and treble damages and injunctive relief. PPG believes it has meritorious defenses in these lawsuits.

The Company has been a defendant since April 1994 in a suit filed by Marvin Windows and Doors (Marvin) alleging numerous claims, including breach of warranty. All of the plaintiff’s claims, other than breach of warranty, were dismissed. However, on February 14, 2002, a federal jury awarded Marvin $136 million on the remaining claim. Subsequently, the court added $20 million for interest bringing the total judgment to $156 million. PPG has appealed that judgment. The appeals court has heard the parties’ arguments, but has not yet rendered its decision. Interest will be accrued on the $156 million judgment against PPG during the appeals process. As of June 30, 2004, the amount of the total judgment against PPG, with accrued interest, was $164 million. PPG believes it has meritorious defenses to the plaintiff’s claims and has reasonable prospects of prevailing on appeal.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

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

Under the Company’s Deferred Compensation Plan for Directors, each Director must defer receipt of such compensation as the Board mandates. Currently, the Board does not mandate deferral of any compensation. However, each Director may elect to defer the receipt of all or part of their compensation. All deferred payments are held in the form of Common Stock Equivalents. Payments out of the deferred accounts are made in the form of Common Stock of the Company (and cash as to any fractional Common Stock Equivalent). In the second quarter of 2004, the Directors, as a group, were credited with 10,527 Common Stock Equivalents under this plan. The values of the Common Stock Equivalents, when credited, ranged from $59.42 to $60.98.

The Directors’ Common Stock Plan is now only applicable to two retired Directors. For one retired Director, the Common Stock Equivalents are converted to cash at the fair market value of the common stock and paid in cash. For the other retired Director, the Common Stock Equivalents are converted into and paid in Common Stock of the Company (and cash as to any fractional Common Stock Equivalent). In the second quarter of 2004, those two retired Directors received dividend equivalents in the form of 21 Common Stock Equivalents under this plan. The value of each Common Stock Equivalents, when credited, was $60.98.

Issuer Purchases of Equity Securities

The following table summarizes the Company’s stock repurchase activity for the three months ended June 30, 2004:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Programs (1)
April 2004	26,200	$61.40	26,200	10,773,800
May 2004	—	—	—	10,773,800
June 2004	—	—	—	10,773,800

Total	26,200	$61.40	26,200	10,773,800

(1)	Under a 10 million share repurchase program initiated in November 1998, there are 0.8 million shares of common stock authorized for repurchase remaining. In October 2000, PPG authorized another program to repurchase an additional 10 million shares of common stock.

In April 2004, the Company announced plans to purchase up to $100 million of PPG common stock by year end under these previously authorized share repurchase programs.

In addition, stock options granted prior to January 1, 2003, include a reload provision that allows for an exercise of stock options in which the option holder certifies ownership of PPG common stock with a market value sufficient to cover the strike price of the stock options being exercised. During the second quarter of 2004, the Company was deemed to have repurchased 255,771 shares of common stock at an average price of $61.04 and subsequently issued 277,880 shares of common stock, which resulted in a net issuance of 22,109 shares of common stock in connection with the exercise of reload stock options.

Item 4. Submission of Matters to a Vote of Security Holders

The information set forth under “Item 4. Submission of Matters to a Vote of Security Holders” of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2004, is incorporated herein by reference in its entirety.

Item 5. Other Information

The Company’s chief executive officer and chief financial officer have provided the certifications with respect to this Form 10-Q that are required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. These certifications have been filed as Exhibits 31.1 and 31.2 and Exhibits 32.1 and 32.2, respectively.

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits. The following exhibits are filed as a part of, or incorporated herein by reference into, this Form 10-Q.

3	The Restated Articles of Incorporation, as amended, were filed as Exhibit 3 to the Registrant’s Form 10-Q for the quarter ended March 31, 1995.

3.1	Statement with Respect to Shares, amending the Restated Articles of Incorporation effective April 21, 1998 was filed as Exhibit 3.1 to the Registrant’s Form 10-K for the year ended December 31, 1998.

3.2	The Bylaws, as amended on December 11, 2003, were filed as Exhibit 3.2 to the Registrant’s Form 10-K for the year ended December 31, 2003.

4	The Shareholders’ Rights Plan was filed as Exhibit 4 on the Registrant’s Form 8-K, dated February 19, 1998.

4.1	Indenture, dated as of August 1, 1982, was filed as Exhibit 4.1 to PPG’s Registration Statement on Form S-3 (No. 333-44397) dated January 16, 1998 (the “1998 Form S-3”).

4.2	First Supplemental Indenture, dated as of April 1, 1986, was filed as Exhibit 4.2 to the 1998 Form S-3.

4.3	Second Supplemental Indenture, dated as of October 1, 1989, was filed as Exhibit 4.3 to the 1998 Form S-3.

4.4	Third Supplemental Indenture, dated as of November 1, 1995, was filed as Exhibit 4.4 to the 1998 Form S-3.

*10	The Supplemental Executive Retirement Plan II, as amended, and the Change in Control Employment Agreement were filed as Exhibits 10.2 and 10.5, respectively, to the Registrant’s Form 10-Q for the quarter ended September 30, 1995. PPG Industries, Inc. Deferred Compensation Plan for Directors was filed as Exhibit 10.3 to the Registrant’s Form 10-K for the year ended December 31, 1997. PPG Industries, Inc. Incentive Compensation and Deferred Income Plan for Key Employees, as amended, was filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2000. PPG Industries, Inc. Nonqualified Retirement Plan dated as of January 1, 1989, as amended February 21, 2002, was filed as Exhibit 10.1 to the Registrant’s Form 10-K for the year ended December 31, 2001. PPG Industries, Inc. Stock Plan, dated as of April 17, 1997, as amended April 18, 2002, was filed as Exhibit 10.3 to the Registrant’s Form 10-K for the year ended December 31, 2001. PPG Industries, Inc. Management Award and Deferred Income Plan was filed as Exhibit 10.1 to the Registrant’s Form 10-K for the year ended December 31, 2002. PPG Industries, Inc. Directors’ Common Stock Plan, as amended February 20, 2002, was filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2003. PPG Industries, Inc. Challenge 2000 Stock Plan was filed as Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2003. PPG Industries, Inc. Executive Officers Annual Incentive Compensation Plan, as amended effective February 18, 2004, was filed as Exhibit 10.1 to the Registrant’s Form 10-K for the year ended December 31, 2003.

†*10.1	PPG Industries, Inc. Deferred Compensation Plan, as amended effective July 14, 2004.

†*10.2	PPG Industries, Inc. Long Term Incentive Plan.

†*10.3	PPG Industries, Inc. Executive Officers’ Long Term Incentive Plan.

†12	Computation of Ratio of Earnings to Fixed Charges for the Six Months Ended June 30, 2004 and for the Five Years Ended December 31, 2003.

†31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.
*	Items referred to in Exhibits 10, 10.1, 10.2, and 10.3 and incorporated by reference or filed herewith are either management contracts, compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 601 of Regulation S-K.

b.	Reports on Form 8-K

1.	On April 15, 2004, the Company filed a Form 8-K relating to a press release announcing, among other things, the Company’s first quarter 2004 financial results.

2.	On April 15, 2004, the Company filed a Form 8-K relating to a press release announcing, among other things, an increase in the quarterly dividend payable on the Company’s common stock, the Company’s plans to purchase up to $100 million of the Company’s common stock by year end and the Board of Director’s approval of U.S. cash contributions of up to $200 million to the Company’s pension plans by year end.

3.	On July 15, 2004, the Company filed a Form 8-K relating to a press release announcing, among other things, the Company’s second quarter 2004 financial results.

4.	On July 15, 2004, the Company filed a Form 8-K relating to a press release announcing, among other things, the quarterly dividend payable on the Company’s common stock.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PPG INDUSTRIES, INC.
(Registrant)

Date: July 26, 2004	By	/s/ W. H. Hernandez
W. H. Hernandez Senior Vice President, Finance
(Principal Financial and Accounting Officer and Duly Authorized Officer)

PPG INDUSTRIES, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit Number	Description
10.1	PPG Industries, Inc. Deferred Compensation Plan, as amended effective July 14, 2004.

10.2	PPG Industries, Inc. Long Term Incentive Plan.

10.3	PPG Industries, Inc. Executive Officers’ Long Term Incentive Plan.

12	Computation of Ratio of Earnings to Fixed Charges for the Six Months Ended June 30, 2004 and for the Five Years Ended December 31, 2003.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.