Form 10-Q
period 2004-09-30
PPG INDUSTRIES INC
filed 2004-11-01
CIK 79879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2004	Commission File Number 1-1687

PPG INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	25-0730780
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One PPG Place, Pittsburgh, Pennsylvania	15272
(Address of principal executive offices)	(Zip Code)

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

As of September 30, 2004, 171,893,428 shares of the Registrant’s common stock, par value $1.66-2/3 per share, were outstanding.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Statement of Income (Unaudited)

(Millions, except per share amounts)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2004	2003	2004	2003
Net sales	$2,409	$2,206	$7,102	$6,581
Cost of sales	1,516	1,370	4,473	4,157

Gross profit	893	836	2,629	2,424

Other expenses (earnings):
Selling, general and administrative	422	395	1,271	1,161
Depreciation	88	93	268	275
Research and development	74	71	224	215
Interest	22	25	70	81
Amortization	8	7	23	22
Asbestos settlement – net (Note 14)	6	8	21	24
Business restructuring (Note 5)	—	—	—	4
Other income – net	(21)	(2)	(46)	(11)

Total other expenses – net	599	597	1,831	1,771

Income before income taxes, minority interest and cumulative effect of accounting change	294	239	798	653
Income tax expense	82	86	250	234
Minority interest	18	11	48	41

Income before cumulative effect of accounting change	194	142	500	378
Cumulative effect of accounting change, net of tax (Note 2)	—	—	—	(6)

Net income	$194	$142	$500	$372

Earnings per common share (Note 4):
Income before cumulative effect of accounting change	$1.13	$0.83	$2.91	$2.22
Cumulative effect of accounting change, net of tax	—	—	—	(0.03)

Earnings per common share	$1.13	$0.83	$2.91	$2.19

Earnings per common share – assuming dilution (Note 4):
Income before cumulative effect of accounting change	$1.12	$0.83	$2.89	$2.21
Cumulative effect of accounting change, net of tax	—	—	—	(0.03)

Earnings per common share – assuming dilution	$1.12	$0.83	$2.89	$2.18

Dividends per common share	$0.45	$0.43	$1.34	$1.29

The accompanying notes to the condensed financial statements are an integral part of this consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Balance Sheet (Unaudited)

	Sept. 30 2004	Dec. 31 2003
	(Millions)
Assets
Current assets:
Cash and cash equivalents	$561	$499
Receivables-net	1,809	1,631
Inventories (Note 6)	1,010	997
Other	451	410

Total current assets	3,831	3,537

Property (less accumulated depreciation of $5,248 million and $5,054 million)	2,420	2,566
Investments	281	265
Goodwill (Note 7)	1,163	1,157
Identifiable intangible assets (Note 7)	497	495
Other assets	407	404

Total	$8,599	$8,424

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt and current portion of long-term debt	$165	$327
Asbestos settlement (Note 14)	394	308
Accounts payable and accrued liabilities	1,663	1,504

Total current liabilities	2,222	2,139

Long-term debt	1,200	1,339
Asbestos settlement (Note 14)	433	500
Deferred income taxes	102	88
Other postretirement benefits	549	532
Other liabilities	724	778

Total liabilities	5,230	5,376

Commitments and contingent liabilities (Note 14)
Minority interest	114	137

Shareholders’ equity:
Common stock	484	484
Additional paid-in capital	205	158
Retained earnings	6,670	6,399
Treasury stock	(3,405)	(3,428)
Unearned compensation	(52)	(60)
Accumulated other comprehensive loss (Note 9)	(647)	(642)

Total shareholders’ equity	3,255	2,911

Total	$8,599	$8,424

The accompanying notes to the condensed financial statements are an integral part of this consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Statement of Cash Flows (Unaudited)

	Nine Months Ended Sept. 30
	2004	2003
	(Millions)
Cash from operating activities	$712	$770

Investing activities:
Capital spending
Additions to property and investments	(157)	(146)
Business acquisitions, net of cash balances acquired	(67)	—
Reductions of other property and investments	56	42

Cash used for investing activities	(168)	(104)

Financing activities:
Net change in borrowings with maturities of three months or less	2	(251)
Proceeds from other short-term debt	26	10
Repayment of other short-term debt	(5)	(24)
Proceeds from long-term debt	—	4
Repayment of long-term debt	(325)	(55)
Repayment of loans by employee stock ownership plan	8	18
Purchase of treasury stock	(8)	—
Issuance of treasury stock, net	44	11
Dividends paid	(230)	(219)

Cash used for financing activities	(488)	(506)

Effect of currency exchange rate changes on cash and cash equivalents	6	6

Net increase in cash and cash equivalents	62	166

Cash and cash equivalents, beginning of period	499	117

Cash and cash equivalents, end of period	$561	$283

The accompanying notes to the condensed financial statements are an integral part of this consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Financial Statements (Unaudited)

1. Financial Statements

The condensed financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial position of PPG Industries, Inc. and subsidiaries (the Company or PPG) at September 30, 2004, and the results of their operations for the three and nine month periods ended September 30, 2004 and 2003 and their cash flows for the nine month periods then ended. These condensed financial statements should be read in conjunction with the financial statements and notes included in PPG’s Annual Report on Form 10-K for the year ended December 31, 2003.

The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

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

Effective January 1, 2003, PPG adopted the provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations.” An asset retirement obligation represents a legal obligation associated with the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development or normal operation of that long-lived asset. This standard requires the Company to recognize asset retirement obligations in the period in which they are incurred, if a reasonable estimate of fair value can be made. The asset retirement obligation is subsequently adjusted for changes in fair value. The associated estimated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over its useful life. PPG’s asset retirement obligations are primarily associated with closure of certain assets used in the chemicals manufacturing process. Adoption of this standard on January 1, 2003 resulted in an increase in noncurrent assets, current liabilities and noncurrent liabilities of $4 million, $1 million and $9 million, respectively, and a cumulative effect adjustment reducing net income by $6 million aftertax, or $0.03 a share – assuming dilution. The provisions of this standard did not have a material impact on the results of operations for the nine months ended September 30, 2004.

3. Other New Accounting Standard

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” Interpretation No. 46 requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks and rewards of ownership among their owners and other parties involved. The provisions of Interpretation No. 46 were applicable immediately to all variable interest entities created after January 31, 2003 and variable interest entities in which an enterprise obtains an interest after that date. For variable interest entities created before this date, the provisions were initially effective July 1, 2003. PPG’s adoption of this interpretation in the third quarter of 2003 did not have a material effect on the Company’s results of operations or financial condition. In December 2003, the FASB issued a revision to Interpretation No. 46; however, it had no impact on PPG’s adoption.

4. Earnings Per Common Share

The following table presents the earnings per common share calculations for the three and nine months ended September 30, 2004 and 2003.

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
(Millions, except per share amounts)	2004	2003	2004	2003
Earnings per common share
Net income	$194	$142	$500	$372

Weighted average common shares outstanding	171.8	169.9	171.5	169.7

Earnings per common share	$1.13	$0.83	$2.91	$2.19

Earnings per common share - assuming dilution
Net income	$194	$142	$500	$372

Weighted average common shares outstanding	171.8	169.9	171.5	169.7
Effect of dilutive securities:
Stock options	0.8	0.3	0.7	0.1
Other stock compensation plans	0.6	0.8	0.7	0.8

Potentially dilutive common shares	1.4	1.1	1.4	0.9

Adjusted weighted average common shares outstanding	173.2	171.0	172.9	170.6

Earnings per common share - assuming dilution	$1.12	$0.83	$2.89	$2.18

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

In 2002, the Company recorded a charge of $81 million for restructuring and other related activities comprised of $66 million for severance and other costs and $15 million for asset dispositions. In 2003, $2 million of the initial $81 million charge, primarily related to the coatings segment, was reversed to income. The workforce reductions covered by this charge are substantially complete; however, as of September 30, 2004, $9 million of this reserve remained to be spent. This reserve related to a group of approximately 75 employees in Europe, whose terminations have been concluded under a different social plan than was assumed when the reserve was recorded, 60 of whom have already been released, with the remaining terminations to occur by March 31, 2005. Under the terms of this social plan, severance payments will be paid to these 75 employees through 2008.

6. Inventories

Inventories as of September 30, 2004 and December 31, 2003 are detailed below.

	Sept. 30 2004	Dec. 31 2003
	(Millions)
Finished products	$594	$601
Work in process	116	111
Raw materials	171	157
Supplies	129	128

Total	$1,010	$997

Most domestic and certain foreign inventories are valued using the last-in, first-out method. If the first-in, first-out method of inventory valuation had been used, inventories would have been $172 million higher at both September 30, 2004 and December 31, 2003.

7. Goodwill and Other Identifiable Intangible Assets

The change in the carrying amount of goodwill attributable to each business segment for the nine months ended September 30, 2004 was as follows:

	Coatings	Glass	Chemicals	Total
	(Millions)
Balance, December 31, 2003	$1,045	$84	$28	$1,157
Goodwill from acquisitions	9	—	—	9
Currency translation	(3)	—	—	(3)

Balance, September 30, 2004	$1,051	$84	$28	$1,163

The carrying amount of acquired trademarks with indefinite lives as of September 30, 2004 and December 31, 2003 totaled $144 million.

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and are detailed below.

	September 30, 2004			December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(Millions)
Acquired technology	$352	$(118)	$234	$352	$(104)	$248
Other	204	(85)	119	179	(76)	103

Balance	$556	$(203)	$353	$531	$(180)	$351

Aggregate amortization expense for the three and nine months ended September 30, 2004 related to these identifiable intangible assets, was $8 million and $23 million, respectively, and $7 million and $22 million, respectively, for the three and nine months ended September 30, 2003. As of September 30, 2004, estimated future amortization expense of identifiable intangible assets is as follows: $7 million for the remaining quarter of 2004 and $29 million, $28 million, $28 million, $24 million and $23 million in 2005, 2006, 2007, 2008 and 2009, respectively.

8. Pension and Other Postretirement Benefits

The net periodic pension costs for the three and nine months ended September 30, 2004 and 2003 were as follows:

	Pensions
	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2004	2003	2004	2003
	(Millions)
Service cost	$16	$15	$48	$44
Interest cost	45	43	136	126
Expected return on plan assets	(52)	(42)	(155)	(124)
Amortization of prior service cost	5	5	15	14
Amortization of actuarial losses	20	24	60	71

Net periodic pension cost	$34	$45	$104	$131

The net periodic other postretirement benefit costs for the three and nine months ended September 30, 2004 and 2003 were as follows:

	Other Postretirement Benefits
	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2004	2003	2004	2003
	(Millions)
Service cost	$6	$6	$17	$17
Interest cost	15	16	47	48
Amortization of prior service cost	(2)	—	(4)	1
Amortization of actuarial losses	7	7	21	20

Net periodic other postretirement benefit cost	$26	$29	$81	$86

While PPG has no mandatory funding contribution required in 2004 for our U.S. pension plans, under Pension Benefit Guaranty Corporation or IRS regulations, the Company made a voluntary contribution of $100 million in April 2004 and has approval from the PPG Board of Directors to contribute up to an additional $100 million later in 2004. We expect to make contributions to our non-U.S. pension plans in 2004 of approximately $38 million, of which approximately $30 million was contributed as of September 30, 2004.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) that provides several options for Medicare eligible participants and employers, including a federal subsidy payable to companies that elect to provide a retiree prescription drug benefit which is at least actuarially equivalent to Medicare Part D. During the third quarter of 2004, PPG concluded its evaluation of the provisions of the Act and decided to maintain its retiree medical benefits program and to take the subsidy available under the Act. The impact of the Act was accounted for in accordance with FASB Staff Position (FSP) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug,

Improvement and Modernization Act of 2003” effective January 1, 2004. In addition, the retiree medical and prescription drug programs were amended September 1, 2004 to provide that PPG will determine the extent to which future increases in the cost of these programs will be shared by certain retirees. These changes resulted in a reduction in the accumulated postretirement benefit obligation of $140 million and net periodic other postretirement benefit cost of $5 million, or $0.03 a share, and $13 million, or $0.07 a share, respectively, for the three and nine months ended September 30, 2004. The service cost, interest cost and amortization of actuarial losses components of net periodic other postretirement benefit cost were reduced by $1 million, $2 million and $2 million, respectively, for the three months ended September 30, 2004 and $2 million, $5 million and $6 million, respectively, for the nine months ended September 30, 2004. PPG will increase its previously reported first and second quarter financial results for 2004 to reflect the benefit of this cost reduction by increasing net income by $4 million, or $0.02 a share for each quarter when 2004 results are subsequently presented.

9. Comprehensive Income

Total comprehensive income for the three and nine months ended September 30, 2004 and 2003 was as follows:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2004	2003	2004	2003
	(Millions)
Net income	$194	$142	$500	$372
Other comprehensive income, net of tax:
Currency translation adjustment	62	24	(2)	195
Unrealized losses on marketable securities	(1)	(5)	(4)	(5)
Net change – derivatives (Note 10)	(1)	(7)	1	(10)

	60	12	(5)	180

Total comprehensive income	$254	$154	$495	$552

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

10. Derivative Financial Instruments

PPG uses derivative instruments to manage its exposure to fluctuating natural gas prices through the use of natural gas swap and option contracts. PPG also uses forward currency and option contracts as hedges against its exposure to variability in exchange rates on short-term intercompany borrowings and cash flows denominated in foreign currencies and to translation risk. Interest rate swaps are used to hedge the Company’s exposure to changing interest rates. PPG also uses an equity forward arrangement to hedge a portion of our exposure to changes in the fair value of PPG stock that is to be contributed to the asbestos settlement trust as discussed in Note 14, “Commitments and Contingent Liabilities.” PPG’s policies do not permit speculative use of derivative financial instruments.

During the first nine months of 2004, other comprehensive income included a net gain due to derivatives of $1 million, net of tax. This gain was comprised of realized gains of $2 million and unrealized gains of $3 million. The realized gains primarily related to the settlement during the period of natural gas contracts offset in part by the settlement of interest rate swaps owned by one of the Company’s investees accounted for under the equity method of accounting. The unrealized gains primarily related to these same instruments.

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

In November 2002, PPG entered into a one-year renewable equity forward arrangement with a bank in order to partially mitigate the impact of changes in the fair value of PPG stock that is to be contributed to the asbestos settlement trust as discussed in Note 14, “Commitments and Contingent Liabilities.” This instrument was renewed. In accordance with the terms of this instrument the bank purchased 504,900 shares of PPG stock on the open market at a cost of $24 million through December 31, 2002 and during the first quarter of 2003 the bank purchased an additional 400,000 shares at a cost of $19 million, for a total principal amount of $43 million. PPG recorded expense of $1 million and $2 million for the three and nine months ended September 30, 2004, respectively, and income of $2 million and $3 million for the three and nine months ended September 30, 2003, respectively, for the change in fair value of this instrument, which is reflected in “Asbestos settlement – net” in the condensed statement of income. The fair value of this instrument as of September 30, 2004 and December 31, 2003 was a current asset of $13 million and $15 million, respectively.

11. Cash Flow Information

Cash payments for interest were $81 million and $91 million for the nine months ended September 30, 2004 and 2003, respectively. Net cash payments for income taxes for the nine months ended September 30, 2004 and 2003 were $191 million and $145 million, respectively.

During the first nine months of 2004, the Company received proceeds of $36 million from the sale/leaseback of precious metals, which are included in “Reductions of other property and investments” in the investing section in the accompanying condensed statement of cash flows. The gain recognized on the sale of these assets was $19 million for the nine months ended September 30, 2004, which is reflected in “Other income – net” in the accompanying condensed statement of income.

In 2003, the Company received proceeds of $37 million from the sale of certain non-strategic assets, including marketable securities, which are included in “Reductions of other property and investments” in the investing section in the accompanying condensed statement of cash flows. The gain recognized on the sale of these assets was $24 million for the nine months ended September 30, 2003, which is reflected in “Other income – net” in the accompanying condensed statement of income.

12. Business Segment Information

Business segment net sales and operating income for the three and nine months ended September 30, 2004 and 2003 were as follows:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2004	2003	2004	2003
	(Millions)
Net sales:
Coatings	$1,318	$1,221	$3,946	$3,594
Glass	559	549	1,680	1,639
Chemicals	532	436	1,476	1,348

Total (a)	$2,409	$2,206	$7,102	$6,581

Operating income:
Coatings (b)	$199	$188	$609	$535
Glass	46	26	141	60
Chemicals (b)	95	64	186	178

Total	340	278	936	773

Interest expense – net	(19)	(23)	(62)	(74)

Asbestos settlement – net	(6)	(8)	(21)	(24)

Compensation cost associated with stock options (Note 13)	(4)	—	(15)	—

Other unallocated corporate expense – net (b) (c)	(17)	(8)	(40)	(22)

Income before income taxes, minority interest and cumulative effect of accounting change (d)	$294	$239	$798	$653

(a)	Intersegment net sales for the three and nine months ended September 30, 2004 and 2003 were not material.
(b)	Prior to 2004, the pension and other postretirement benefit costs for U.S. salaried retirees were allocated to businesses based on their active U.S. salaried payroll dollars. In 2004, the Company revised its allocation method to more appropriately reflect these costs by business based on the salaried retiree’s work location at retirement. For comparative purposes, segment operating income for 2003 in the above table has been revised to reflect this change in allocation method, which resulted in an increase in our coatings segment operating income of approximately $3 million and $9 million, a reduction in our chemicals segment operating income of approximately $1 million and $3 million and an increase in other unallocated corporate expense – net of approximately $2 million and $6 million for the three and nine months ended September 30, 2003, respectively.
(c)	Includes for the three and nine months ended September 30, 2003, a gain on the sale of marketable securities.
(d)	Includes for the nine months ended September 30, 2003, a charge of $6 million for restructuring actions initiated in 2003, related to the coatings and glass segments, and a reversal of $2 million of the restructuring reserve originally recorded in 2002 related primarily to the coatings segment.

13. Stock-Based Compensation

A portion of the amounts paid under the Company’s long-term incentive plan and its incentive compensation and management award plans may be paid in PPG common stock. Total compensation cost recognized as expense related to these plans was $23 million and $47 million for the three and nine months ended September 30, 2004, respectively, and $14 million and $42 million for the three and nine months ended September 30, 2003, respectively.

PPG has two stock option plans, the PPG Stock Plan and the Challenge 2000 Stock Plan. Prior to January 1, 2004, PPG applied Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” in accounting for stock options. Effective January 1, 2004, PPG adopted the fair value method of recording compensation associated with stock options in accordance with SFAS No. 123 for stock options awarded to employees after the date of adoption and for previously issued stock options that were not vested as of January 1, 2004 using the modified prospective transition method. The adoption increased stock-based compensation expense by $3 million aftertax, or $0.02 a share, and $10 million aftertax, or $0.06 a share, for the three and nine months ended September 30, 2004, respectively. Additionally, as required under the modified prospective method, PPG has recorded a deferred tax asset of $8 million and a corresponding increase to additional paid-in capital equal to the deferred tax benefit that would have been recognized had compensation expense been recorded for options outstanding at the date of adoption but not fully vested. The PPG Stock Plan was amended effective January 1, 2004 to change the vesting period for stock options granted after that date from one year to three years. The Company currently expects the full year impact of adoption to increase 2004 stock-based compensation expense by approximately $12 million aftertax, or $0.07 per share. Adoption of the fair value provisions of SFAS No. 123 did not have an impact on the accounting for PPG’s other stock-based compensation.

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

	Nine Months Ended Sept. 30
	2004	2003
Risk free interest rate	3.2%	3.1%
Expected life of option in years	5.0	5.0
Expected dividend yield	3.2%	3.0%
Expected volatility	31.5%	32.0%

Had 2003 compensation cost for these PPG stock option plans been determined based upon the estimated fair value at the grant date consistent with the methodology prescribed in SFAS No. 123, net income, earnings per common share and earnings per common share – assuming dilution would have been as follows:

(Millions, except per share amounts)	Three Months Ended Sept. 30 2003	Nine Months Ended Sept. 30 2003
Net income
Reported net income	$142	$372
Impact of expensing stock options	(6)	(17)

Pro forma net income	$136	$355

Earnings per common share
Reported earnings	$0.83	$2.19
Impact of expensing stock options	(0.03)	(0.10)

Pro forma earnings per common share	$0.80	$2.09

Earnings per common share – assuming dilution
Reported earnings	$0.83	$2.18
Impact of expensing stock options	(0.03)	(0.10)

Pro forma earnings per common share – assuming dilution	$0.80	$2.08

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

The Company has been named as a defendant, along with various other co-defendants, in a number of antitrust lawsuits, including suits in various state and federal courts alleging that PPG acted with competitors to fix prices and allocate markets in the automotive refinish industry and a federal class action suit relating to certain glass products. The federal automotive refinish cases have been consolidated in the U.S. District Court for the Eastern District of Pennsylvania located in Philadelphia, Pa. Certain of the defendants in the federal automotive refinish case have settled. That case is still at an early stage and discovery is continuing with the remaining defendants. Except for a case in California, the state automotive refinish cases have either been stayed pending resolution of the federal proceedings or have been dismissed. All of the initial defendants in the glass class action antitrust case other than PPG have settled. On May 29, 2003, the U.S. District Court for the Western District of Pennsylvania located in Pittsburgh, Pa. granted PPG’s motion for summary judgment dismissing the claims against PPG in the glass class action antitrust case. The plaintiffs in that case appealed that order to the U.S. Third Circuit Court of Appeals. On September 30, 2004, the U.S. Third Circuit Court of Appeals overturned in part the dismissal of PPG. PPG has since filed a motion for rehearing en banc and intends to exhaust its appellate options in the event such motion is denied. PPG continues to believe it has meritorious defenses to these antitrust claims.

The Company has been a defendant since April 1994 in a suit filed by Marvin Windows and Doors (Marvin) alleging numerous claims, including breach of warranty. All of the plaintiff’s claims, other than breach of warranty, were dismissed. However, on February 14, 2002, a federal jury awarded Marvin $136 million on the remaining claim. Subsequently, the court added $20 million for pre-judgment interest bringing the total judgment to $156 million. PPG has appealed that judgment. The appeals court has heard the parties’ arguments, but has not yet rendered its decision. Interest will be accrued on the $156 million judgment against PPG during the appeals process. As of September 30, 2004, the amount of the total judgment against PPG, with accrued interest, was approximately $165 million. PPG believes it has meritorious defenses to the plaintiff’s claims and has reasonable prospects of prevailing on appeal.

For over thirty years, PPG has been a defendant in lawsuits involving claims alleging personal injury from exposure to asbestos. As of September 30, 2004, PPG was one of many defendants in numerous asbestos-related lawsuits involving approximately 116,000 claims. Most of PPG’s potential exposure relates to allegations by plaintiffs that PPG should be liable for injuries involving asbestos-containing thermal insulation products manufactured and distributed by Pittsburgh Corning Corporation (PC). PPG and Corning Incorporated are each 50% shareholders of PC. PPG has denied responsibility for, and has defended, all claims for any injuries caused by PC products.

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

The terms of the PPG Settlement Arrangement and the Corning Settlement Arrangement have been incorporated into a bankruptcy reorganization plan for PC along with a disclosure statement describing the plan, which PC filed with the Bankruptcy Court on April 30, 2003. Amendments to the plan and disclosure statement were filed on August 18 and November 20, 2003. Creditors and other parties with an interest in the bankruptcy proceeding were entitled to file objections to the disclosure statement and the plan of reorganization, and a few parties filed objections. On November 26, 2003, after considering objections to the second amended disclosure statement and plan of reorganization, the Bankruptcy Court entered an order approving such disclosure statement and directing that it be sent to creditors, including asbestos claimants, for voting. The Bankruptcy Court established March 2, 2004 as the deadline for receipt of votes. In order to approve the plan, at least two-thirds in amount and more than one-half in number of the allowed creditors in a given class must vote in favor of the plan, and for a plan to contain a channeling injunction for present and future asbestos claims under §524(g) of the Bankruptcy Code, as described below, seventy-five percent of the asbestos claimants voting must vote in favor of the plan. On March 16, 2004, notice was received that the plan of reorganization received the required votes to approve the plan with a channeling injunction. From May 3-7, 2004, the Bankruptcy Court judge conducted a hearing regarding the fairness of the settlement, including whether the plan would be fair with respect to present and future claimants, whether such claimants would be treated in substantially the same manner, and whether the protection provided to PPG and its participating insurers would be fair in view of the assets they would convey to the asbestos settlement trust (the “Trust”) to be established as part of the plan. At that hearing, creditors and other parties in interest raised objections to the plan. Following that hearing, the Bankruptcy Court set deadlines for the parties to develop agreed-upon and contested Findings of Fact and Conclusions of Law and scheduled oral argument for contested items on November 9, 2004. Subsequently, the Bankruptcy Court rescheduled such oral argument for November 17, 2004. Sometime after hearing the oral arguments, the Bankruptcy Court would enter a confirmation order of the plan if the Bankruptcy Court determines that all requirements to confirm a plan have been satisfied; this order may be appealed to the U.S. District Court for the Western District of Pennsylvania. (The District Court may join the Bankruptcy Court in the confirmation order, in which case an appeal to the District Court would not be necessary.) Assuming that the District Court approves the confirmation order, interested parties could appeal the order to the U.S. Third Circuit Court of Appeals and subsequently to the U.S. Supreme Court. The PPG Settlement Arrangement would not become effective until 30 days after the plan of reorganization was finally approved by an appropriate court order that was no longer subject to appeal (the “Effective Date”).

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

The channeling injunction would not extend to claims against PPG alleging injury caused by asbestos on premises owned, leased or occupied by PPG (so called “premises claims”), or claims alleging property damage resulting from asbestos. Approximately 9,000 of the 116,000 claims pending against PPG and its subsidiaries are premises claims. Many of PPG’s premises claims have been resolved without payment from PPG. To date, PPG has paid about $7 million to settle approximately 1,100 premises claims, virtually all of which has been covered by PPG’s insurers. There are no property damage claims pending against PPG or its subsidiaries. PPG believes that it has adequate insurance for the asbestos claims that would not be covered by any channeling injunction and that any financial exposure resulting from such claims will not have a material effect on PPG’s consolidated financial position, liquidity or results of operations.

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

In the second quarter of 2002, an initial charge of $772 million was recorded for the estimated cost of the PPG Settlement Arrangement which included the net present value as of December 31, 2002, using a discount rate of 5.5% of the aggregate cash payments of approximately $998 million to be made by PPG to the Trust. That amount also included the carrying value of PPG’s stock in Pittsburgh Corning Europe, the fair value as of June 30, 2002 of 1,388,889 shares of PPG common stock and $30 million in legal fees of the Trust to be paid by PPG, which together with the first payment originally scheduled to be made to the Trust on June 30, 2003, were reflected in the current liability for PPG’s asbestos settlement in the balance sheet as of June 30, 2002. The net present value at that date of the remaining payments of $566 million was recorded in the noncurrent liability for asbestos settlement. The following table summarizes the impact on our income statement for the three and nine months ended September 30, 2004 and 2003 resulting from the PPG Settlement Arrangement including the change in fair value of the stock to be transferred to the asbestos settlement trust and the equity forward instrument (see Note 10, “Derivative Financial Instruments”) and the increase in the net present value of the future payments to be made to the Trust.

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2004	2003	2004	2003
	(Millions)
Increase (decrease) in expense:
Change in fair value:
PPG stock	$(2)	$2	$(4)	$3
Equity forward instrument	1	(2)	2	(3)
Accretion of asbestos liability	7	8	23	24

Asbestos settlement – net expense	$6	$8	$21	$24

The fair value of the equity forward instrument was $13 million and $15 million as of September 30, 2004 and December 31, 2003, respectively, and is included as an other current asset in the accompanying condensed balance sheet. The amounts due June 30, 2003, 2004 and 2005 of $75 million, $98 million and $90 million, respectively, under the fixed payment schedule described above, are included in the current asbestos settlement liability in the accompanying condensed balance sheet, which totaled $394 million and $308 million as of September 30, 2004 and December 31, 2003, respectively. The net present value of the remaining payments is included in the long-term asbestos settlement liability in the accompanying condensed balance sheet, which totaled $433 million and $500 million as of September 30, 2004 and December 31, 2003, respectively. Accretion expense associated with the asbestos liability will continue to be approximately $7 million per quarter through the end of 2005.

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

It is PPG’s policy to accrue expenses for environmental contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Reserves for environmental contingencies are exclusive of claims against third parties and are generally not discounted. As of September 30, 2004 and December 31, 2003, PPG had reserves for environmental contingencies totaling $79 million and $92 million, respectively. Pretax charges against income for environmental remediation costs for the three and nine months ended September 30, 2004 totaled $3 million and $8 million, respectively, and $12 million and $14 million, respectively, for the three and nine months ended September 30, 2003, and are included in “Other income – net” in the accompanying condensed statement of income. Cash outlays related to such environmental remediation aggregated $21 million and $12 million for the nine months ended September 30, 2004 and 2003, respectively.

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

Although the unreserved exposure to future loss relates to all sites, a significant portion of such exposure involves three operating plant sites in our chemicals segment. Initial remedial actions are occurring at these sites. Studies to determine the nature of the contamination are reaching completion and the need for additional remedial actions, if any, is presently being evaluated. The loss contingencies related to the remaining portion of such unreserved exposure include significant unresolved issues such as the nature and extent of contamination, if any, at these other sites and the methods that may have to be employed should remediation be required. The most significant of these sites is the Calcasieu River estuary, near our Lake Charles, La. chemicals plant. The U.S. Environmental Protection Agency (USEPA) has completed investigation of contamination levels in the Calcasieu River estuary and issued a Final Remedial Investigation Report in September 2003, which incorporates the Human Health and Ecological Risk Assessments, indicating that elevated levels of risk exist in the estuary. PPG and other potentially responsible parties are performing a feasibility study under the authority of the Louisiana Department of Environmental Quality. Current activity is focused on the development of preliminary remedial action goals, which are expected to be submitted in the first quarter of 2005 for agency approval. These goals will more fully define the nature and extent of any potentially required remedial actions. Based upon the results of the feasibility study, an evaluation will be made to determine, what, if any, role PPG would have with respect to these future potential remedial actions.

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

In June 2003, our partner in a fiber glass joint venture in South America filed for bankruptcy. Upon resolution of the bankruptcy proceedings, the partner’s ownership interest may transfer to one of its senior secured creditors or be sold. While PPG expects operations at the joint venture to continue, the Company is currently evaluating its options with respect to this venture, which include its sale or the liquidation of the venture. Should liquidation occur, PPG’s exposure to loss would be limited to $11 million, which includes a combination of the Company’s investment, outstanding receivables and a loan guarantee related to this venture.

The Company accrues for product warranties at the time the products are sold based on historical claims experience. As of September 30, 2004 and December 31, 2003, the reserve for product warranties was $4 million and $3 million, respectively. Pretax charges against income for product warranties and the related cash outlays were not material for the three and nine months ended September 30, 2004 and 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Performance in Third Quarter of 2004 Compared to Third Quarter of 2003

Performance Overview

Sales increased 9% for the third quarter of 2004 to $2,409 million compared to $2,206 million for the third quarter of 2003. Increases in volumes across all our business segments accounted for an increase in sales of 7%, while the favorable effects of foreign currency translation, primarily from our European operations, accounted for an additional increase of 2%. Lower selling prices from our glass business segment were offset by higher selling prices from our chemicals business segment.

The gross profit percentage decreased to 37.1% for the third quarter of 2004 compared to 37.9% for the third quarter of 2003. The impact of cost inflation across all of our business segments and higher energy costs in our glass and chemicals business segments decreased our gross profit percentage. The benefits realized from improved manufacturing efficiencies across all of our business segments and the favorable mix of sales volume growth increased our gross profit percentage.

Net income and earnings per share – assuming dilution for the third quarter of 2004 were $194 million and $1.12, respectively, compared to $142 million and $0.83, respectively, for the third quarter of 2003. Net income for the third quarter of 2004 included aftertax charges of $3 million, or $0.02 a share, to reflect the Company’s decision to begin expensing stock options effective January 1, 2004, as discussed in Note 13, and $4 million, or $0.03 a share, to reflect the net change in the current value of the Company’s obligation under the asbestos settlement agreement, as discussed in Note 14. Net income for the third quarter of 2004 also included aftertax income of $5 million, or $0.03 a share, to reflect the benefit of the Medicare prescription drug legislation, as discussed in Note 8. Net income for the third quarter of 2003 included an aftertax charge of $5 million, or $0.03 a share, to reflect the net change in the value of the Company’s obligation under the asbestos settlement agreement, as discussed in Note 14.

Net income for the third quarter of 2004 compared to the third quarter of 2003 was $52 million higher. The improvement in net income was due to the increased sales volumes described above, improved manufacturing efficiencies, higher other income, lower pension and postretirement medical costs, lower environmental remediation costs and a lower effective tax rate. The impact of cost inflation, higher energy and overhead costs, the lack of the gain recorded in 2003 related to the sale of certain non-strategic assets, including marketable securities, and increased stock option expense were factors in reducing net income for the third quarter of 2004.

Performance of Business Segments

Coatings sales increased 8% to $1,318 million for the third quarter of 2004 compared to $1,221 million for the third quarter of 2003. Sales increased 6% due to improved volumes across all of our coatings businesses and 3% due to the favorable effects of foreign currency translation, primarily from our European operations. These sales increases were offset by a 1% decline due to lower selling prices, principally in our automotive business. Operating income was $199 million for the third quarter of 2004 compared to $188 million for the same quarter in 2003. Factors increasing operating income were the higher sales volumes described above, lower pension and postretirement medical costs, the favorable effects of foreign currency translation and higher other income. Factors decreasing operating income were the impact of cost inflation, including higher raw material costs, the lower selling prices described above and the additional selling expenses in our architectural business.

Glass sales increased 2% to $559 million for the third quarter of 2004 compared to $549 million for the third quarter of 2003. Sales increased 5% due to improved volumes from our fiber glass and flat glass businesses, net of lower volumes from our automotive replacement glass and automotive original equipment businesses, and 1% due to the favorable effects of foreign currency translation. These sales increases were offset by a 4% decline due to lower selling prices throughout our glass businesses. Operating income was $46 million for the third quarter of 2004 compared to $26 million for the same quarter in 2003. Factors increasing operating income were improved manufacturing efficiencies, higher other income, the higher sales volumes described above, lower pension and postretirement medical costs and lower overhead costs. Factors decreasing operating income were the lower selling prices described above, the impact of cost inflation and higher energy costs.

Chemicals sales increased 22% to $532 million for the third quarter of 2004 compared to $436 million for the third quarter of 2003. Sales increased 16% due to improved volumes across all of our chemicals businesses, 5% due to higher selling prices from our commodity products and 1% due to the favorable effects of foreign currency translation, primarily from our European operations. Operating income was $95 million for the third quarter of 2004 compared to $64 million for the same quarter in 2003. Factors increasing operating income were the higher sales volumes and selling prices described above, lower environmental remediation costs and improved manufacturing efficiencies. Factors decreasing operating income were higher energy costs and the impact of cost inflation.

Performance in the First Nine Months of 2004 Compared to the First Nine Months of 2003

Performance Overview

Sales increased 8% for the first nine months of 2004 to $7,102 million compared to $6,581 million for the first nine months of 2003. Increases in volumes across all of our business segments accounted for an increase in sales of 7%, while the favorable effects of foreign currency translation, primarily from our European operations, accounted for an additional increase of 3%. Lower selling prices in all of our business segments reduced sales by 2%.

The gross profit percentage increased to 37.0% for the first nine months of 2004 compared to 36.8% for the first nine months of 2003. The benefits realized from improved manufacturing efficiencies across all of our business segments and the favorable mix of sales volume growth increased our gross profit percentage. Lower selling prices across all of our business segments, higher energy costs in our glass and chemicals business segments and the impact of cost inflation across all of our business segments decreased our gross profit percentage.

Net income and earnings per share – assuming dilution for the first nine months of 2004 were $500 million and $2.89, respectively, compared to $372 million and $2.18, respectively, for the first nine months of 2003. Net income for the first nine months of 2004 included aftertax charges of $10 million, or $0.06 a share, to reflect the Company’s decision to begin expensing stock options effective January 1, 2004, as discussed in Note 13, and $13 million, or $0.08 a share, to reflect the net change in the value of the Company’s obligation under the asbestos settlement agreement, as discussed in Note 14. Net income for the first nine months also included aftertax income of $13 million, or $0.07 a share, to reflect the benefit of the Medicare legislation, as discussed in Note 8. Net income for the first nine months of 2003 included aftertax charges of $6 million, or $0.03 a share, for the cumulative effect of an accounting change related to the accounting for asset retirement obligations, as discussed in Note 2; $15 million, or $0.09 a share, to reflect the net change in the value of the Company’s obligation under the asbestos settlement agreement, as discussed in Note 14; and $2 million, or $0.01 a share, for restructuring, as discussed in Note 5.

Net income for the first nine months of 2004 compared to the first nine months of 2003 was $128 million higher. The improvement in net income was due to the increased sales volumes described above, improved manufacturing efficiencies, higher other income, lower pension and postretirement medical costs, the favorable effects of foreign currency translation, lower interest expense, lower environmental remediation costs and a lower effective tax rate. The lower selling prices described above, the impact of cost inflation, higher energy and overhead costs, increased stock option expense and the lack of a gain recorded in 2003 related to the sale of certain non-strategic assets, including marketable securities, were factors in reducing net income for the first nine months of 2004.

Performance of Business Segments

Coatings sales increased 10% to $3,946 million for the first nine months of 2004 compared to $3,594 million for the first nine months of 2003. Sales increased 7% due to improved volumes across all of our coatings businesses and 4% due to the favorable effects of foreign currency translation, primarily from our European operations. Sales decreased by 1% due to lower selling prices, principally in our automotive business. Operating income was $609 million for the first nine months of 2004 compared to $535 million for the first nine months of 2003. Factors increasing operating income were the higher sales volumes described above, improved manufacturing efficiencies, the favorable effects of foreign currency translation and lower pension and postretirement medical costs. Factors decreasing operating income were the impact of cost inflation, including raw material costs, the lower selling prices described above and higher selling expenses in our architectural business.

Glass sales increased 3% to $1,680 million for the first nine months of 2004 compared to $1,639 million for the first nine months of 2003. Sales increased 6% due to improved volumes from our fiber glass, flat glass and automotive original equipment businesses, net of lower automotive replacement glass volumes, and 2% due to the favorable effects of foreign currency translation. These sales increases were offset by a 5% decline due to lower selling prices throughout our glass businesses. Operating income was $141 million for the first nine months of 2004 compared to $60 million for the first nine months of 2003. Factors increasing operating income were improved manufacturing efficiencies, higher other income, the higher sales volumes described above, lower pension and postretirement medical costs, lower overhead costs and the favorable effects of foreign currency translation. Factors decreasing operating income were the lower selling prices described above, the impact of cost inflation and higher energy costs.

Chemicals sales increased 9% to $1,476 million for the first nine months of 2004 compared to $1,348 million for the first nine months of 2003. Sales increased 9% due to improved volumes from our commodity and specialty products and 1% due to the favorable effects of foreign currency translation, primarily from our European operations. These sales increases were offset by a 1% decline due to lower selling prices. Operating income was $186 million for the first nine months of 2004 compared to $178 million for the first nine months of 2003. Factors increasing operating income were the higher sales volumes described above, improved manufacturing efficiencies, lower environmental remediation costs and the favorable effects of foreign currency translation. Factors decreasing operating income were higher energy costs, the impact of cost inflation, additional selling and advertising expenses in our optical business and the lower selling prices described above.

Other Factors

The increase in “Other income – net” for the three and nine months ended September 30, 2004, in the accompanying condensed statement of income is due primarily to higher equity earnings, primarily from our Asian joint ventures, higher royalty income and lower environmental remediation costs.

Based on our current estimates, our effective tax rate for the full year 2004 is estimated to be approximately 31.5% compared with an estimated rate of approximately 36% a year ago. The reduction in the rate reflects the benefit of the subsidy offered pursuant to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, as discussed in Note 8, not being subject to tax; the continued improvement in the geographical mix of non-U.S. earnings and the favorable resolution during the quarter of matters related to two U.S. federal income tax years. The year to date impact of the change in the estimate is included in the third quarter results of operations.

Based on valuations prepared by our actuaries, the Company’s pension and other postretirement benefit costs for 2004 will be approximately $44 million lower than in 2003. This decrease reflects the market driven growth in pension plan assets that occurred in 2003, the impact of the $130 million in cash contributed to the pension plans by the Company in 2004 and the benefit of the subsidy offered pursuant to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, as discussed in Note 8.

Liquidity and Capital Resources

Cash from operating activities for the nine months ended September 30, 2004 was $712 million compared with $770 million for the comparable period of 2003. Cash from operations and the Company’s debt capacity have been and are expected to continue to be sufficient to fund capital spending, share repurchases, dividend payments, contributions to pension plans, amounts due under the asbestos settlement and operating requirements. During the first nine months of 2004, the Company repurchased 0.1 million shares of PPG common stock at a cost of $8 million under a previously authorized share repurchase program.

During May 2004 the Company renegotiated its U.S. credit agreements. The new facility is a $1 billion revolving credit facility that expires in 2009. The annual facility fee payable on the committed amounts is 7½ basis points. This facility is available for general corporate purposes and also to support PPG’s commercial paper programs in the U.S. and Europe.

Our current estimate under existing U.S. pension funding regulations is that, with available funding credits, there will be no mandatory pension funding requirement until 2007 at the earliest. However, the Company made a voluntary contribution of $100 million to the U.S. pension plans in April 2004 and has approval from the PPG Board of Directors to contribute up to an additional $100 million later in 2004. The pension contribution will allow the Company more flexibility in determining both the timing and amounts of future mandatory contributions under the complex ERISA and IRS pension funding regulations. We expect to make contributions to the Company’s non-U.S. pension plans in 2004 of approximately $38 million, of which approximately $30 million was contributed as of September 30, 2004. Cash contributions made to our U.S. and non-U.S. pension plans was $54 million for the nine months ended September 30, 2003.

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

It is PPG’s policy to accrue expenses for environmental contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Reserves for environmental contingencies are exclusive of claims against third parties and are generally not discounted. As of September 30, 2004 and December 31, 2003, PPG had reserves for environmental contingencies totaling $79 million and $92 million, respectively. Pretax charges against income for environmental remediation costs for the three and nine months ended September 30, 2004 totaled $3 million and $8 million, respectively, and $12 million and $14 million, respectively, for the three and nine months ended September 30, 2003, and are included in “Other income – net” in the accompanying condensed statement of income. Cash outlays related to such environmental remediation aggregated $21 million and $12 million for the nine months ended September 30, 2004 and 2003, respectively. In addition to the amounts currently reserved, the Company may be subject to loss contingencies related to environmental matters estimated to be as much as $200 million to $400 million, which range is unchanged from the prior year end. Such unreserved losses are reasonably possible but are not currently considered to be probable of occurrence. Management anticipates that the resolution of the Company’s environmental contingencies will occur over an extended period of time. Over the past 10 years the pretax charges against income have ranged between $10 million and $49 million per year. We anticipate that charges against income in 2004 will be within that range. It is possible, however, that technological, regulatory and enforcement developments, the results of environmental studies and other factors could alter this expectation. See Note 14, for an expanded description of certain of these environmental contingencies. In management’s opinion, the Company operates in an environmentally sound manner and the outcome of the Company’s environmental contingencies will not have a material effect on PPG’s financial position or liquidity.

In June 2003, our partner in a fiber glass joint venture in South America filed for bankruptcy. Upon resolution of the bankruptcy proceedings, the partner’s ownership interest may transfer to one of its senior secured creditors or be sold. While PPG expects operations at the joint venture to continue, the Company is currently evaluating its options with respect to this venture, which include its sale or the liquidation of the venture. Should liquidation occur, PPG’s exposure to loss would be limited to $11 million, which includes a combination of the Company’s investment, outstanding receivables and a loan guarantee related to this venture.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. Management’s Discussion and Analysis and other sections of this Form 10-Q contain forward-looking statements that reflect the Company’s current view with respect to future events and financial performance.

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

Many factors could cause actual results to differ materially from the Company’s forward-looking statements. Such factors include increasing price and product competition by foreign and domestic competitors, fluctuations in cost and availability of raw materials, the ability to maintain favorable supplier relationships and arrangements, economic and political conditions in international markets, the ability to penetrate existing, developing and emerging foreign and domestic markets, which also depends on economic and political conditions, foreign exchange rates and fluctuations in such rates, and the unpredictability of existing and possible future litigation, including litigation that could result if PPG’s Settlement Arrangement for asbestos claims does not become effective. However, it is not possible to predict or identify all such factors. Consequently, while the list of factors presented here is considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements.

Consequences of material differences in the results compared with those anticipated in the forward-looking statements could include, among other things, business disruption, operational problems, financial loss, legal liability to third parties and similar risks, any of which could have a material adverse effect on the Company’s consolidated financial condition, operations or liquidity.

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

The Company has been named as a defendant, along with various co-defendants, in a number of antitrust lawsuits filed in federal and state courts by various plaintiffs. These suits allege PPG was involved with competitors in fixing prices and allocating markets for the automotive refinish industry and for certain glass products. Twenty-nine glass antitrust cases were filed in federal courts, all of which have been consolidated in the U.S. District Court for the Western District of Pennsylvania located in Pittsburgh, Pa., and the Court has ruled that the case may proceed as a class action. All of the initial defendants in the glass class action antitrust case, other than PPG, have entered into settlement agreements with the plaintiffs. On May 29, 2003, the court granted PPG’s motion for summary judgment dismissing the claims against PPG in the glass class action antitrust case. The plaintiffs in that case appealed that order to the U.S. Third Circuit Court of Appeals. On September 30, 2004, the U.S. Third Circuit Court of Appeals overturned in part the dismissal of PPG. PPG has since filed a motion for rehearing en banc and intends to exhaust its appellate options in the event such motion is denied. PPG continues to believe it has meritorious defenses to these antitrust claims.

In addition, approximately 60 cases alleging antitrust violations in the automotive refinish industry have been filed in various state and federal jurisdictions. The approximately 55 federal cases have been consolidated in the U.S. District Court for the Eastern District of Pennsylvania located in Philadelphia, Pa. Certain of the defendants in the federal automotive refinish case have settled. That case is still at an early stage and discovery is continuing with the remaining defendants. Except for a case in California, the state automotive refinish cases have either been stayed pending resolution of the federal proceedings or have been dismissed. The plaintiffs in these various cases are seeking economic and treble damages and injunctive relief. PPG believes it has meritorious defenses in these lawsuits.

The Company has been a defendant since April 1994 in a suit filed by Marvin Windows and Doors (Marvin) alleging numerous claims, including breach of warranty. All of the plaintiff’s claims, other than breach of warranty, were dismissed. However, on February 14, 2002, a federal jury awarded Marvin $136 million on the remaining claim. Subsequently, the court added $20 million for pre-judgment interest bringing the total judgment to $156 million. PPG has appealed that judgment. The appeals court has heard the parties’ arguments, but has not yet rendered its decision. Interest will be accrued on the judgment against PPG during the appeals process. As of September 30, 2004, the amount of the total judgment against PPG, with accrued interest, was approximately $165 million. PPG believes it has meritorious defenses to the plaintiff’s claims and has reasonable prospects of prevailing on appeal.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Under the Company’s Deferred Compensation Plan for Directors, each Director must defer receipt of such compensation as the Board mandates. Currently, the Board does not mandate deferral of any compensation. However, each Director may elect to defer the receipt of all or part of their compensation. All deferred payments are held in the form of Common Stock Equivalents. Payments out of the deferred accounts are made in the form of Common Stock of the Company (and cash as to any fractional Common Stock Equivalent). In the third quarter of 2004, the Directors, as a group, were credited with 699 Common Stock Equivalents under this plan. The value of the Common Stock Equivalents, when credited, was $59.95.

The Directors’ Common Stock Plan is now only applicable to two retired Directors. For one retired Director, the Common Stock Equivalents are converted to cash at the fair market value of the common stock and paid in cash. For the other retired Director, the Common Stock Equivalents are converted into and paid in Common Stock of the Company (and cash as to any fractional Common Stock Equivalent). In the third quarter of 2004, those two retired Directors received dividend equivalents in the form of 22 Common Stock Equivalents under this plan. The value of each Common Stock Equivalents, when credited, was $59.95.

Issuer Purchases of Equity Securities

The Company did not repurchase any shares of its common stock for the three months ended September 30, 2004. However, in April 2004, the Company announced plans to purchase up to $100 million of PPG common stock by year end under previously announced repurchase programs.

Stock options granted prior to January 1, 2003, include a reload provision that allows for an exercise of stock options in which the option holder certifies ownership of PPG common stock with a market value sufficient to cover the strike price of the stock options being exercised. During the third quarter of 2004, the Company was deemed to have repurchased 92,793 shares in July, 14,226 shares in August and 22,555 shares in September at an average price of $59.08, $58.90 and $60.56, respectively. In connection with these reload exercises, the Company was deemed to have simultaneously issued 139,352 shares of common stock, which resulted in an actual net issuance of 9,778 shares of common stock during the quarter.

Item 5. Other Information

The Company’s chief executive officer and chief financial officer have provided the certifications with respect to this Form 10-Q that are required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. These certifications have been filed as Exhibits 31.1 and 31.2 and Exhibits 32.1 and 32.2, respectively.

Item 6. Exhibits

The following exhibits are filed as a part of, or incorporated by reference into, this Form 10-Q.

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

to the Registrant’s Form 10-K for the year ended December 31, 1997. PPG Industries, Inc. Incentive Compensation and Deferred Income Plan for Key Employees, as amended, was filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2000. PPG Industries, Inc. Nonqualified Retirement Plan dated as of January 1, 1989, as amended February 21, 2002, was filed as Exhibit 10.1 to the Registrant’s Form 10-K for the year ended December 31, 2001. PPG Industries, Inc. Stock Plan, dated as of April 17, 1997, as amended April 18, 2002, was filed as Exhibit 10.3 to the Registrant’s Form 10-K for the year ended December 31, 2001. PPG Industries, Inc. Management Award and Deferred Income Plan was filed as Exhibit 10.1 to the Registrant’s Form 10-K for the year ended December 31, 2002. PPG Industries, Inc. Directors’ Common Stock Plan, as amended February 20, 2002, was filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2003. PPG Industries, Inc. Challenge 2000 Stock Plan was filed as Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2003. PPG Industries, Inc. Executive Officers Annual Incentive Compensation Plan, as amended effective February 18, 2004, was filed as Exhibit 10.1 to the Registrant’s Form 10-K for the year ended December 31, 2003. PPG Industries, Inc. Deferred Compensation Plan, as amended effective July 14, 2004, was filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004. PPG Industries, Inc. Long Term Incentive Plan was filed as Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004. PPG Industries, Inc. Executive Officers’ Long Term Incentive Plan was filed as Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004.

†12	Computation of Ratio of Earnings to Fixed Charges for the Nine Months Ended September 30, 2004 and for the Five Years Ended December 31, 2003.

†31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.
*	Items referred to in Exhibit 10 and incorporated by reference or filed herewith are either management contracts, compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 601 of Regulation S-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PPG INDUSTRIES, INC.
(Registrant)

Date: November 1, 2004	By	/s/ W. H. Hernandez
W. H. Hernandez Senior Vice President, Finance
(Principal Financial and Accounting Officer and Duly Authorized Officer)

PPG INDUSTRIES, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit Number	Description
12	Computation of Ratio of Earnings to Fixed Charges for the Nine Months Ended September 30, 2004 and for the Five Years Ended December 31, 2003.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.