Form 10-K
period 2004-12-31
PPG INDUSTRIES INC
filed 2005-02-17
CIK 79879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004	Commission File Number 1-1687

PPG INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	25-0730780
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

One PPG Place, Pittsburgh, Pennsylvania	15272
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:	412-434-3131

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock – Par Value $1.66 2/3	New York Stock Exchange
Pacific Stock Exchange
Philadelphia Stock Exchange
Preferred Share Purchase Rights	New York Stock Exchange
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

The aggregate market value of common stock held by non-affiliates as of June 30, 2004, was $10,710 million.

As of January 31, 2005, 172,176,411 shares of the Registrant’s common stock, with a par value of $1.66 2/3 per share, were outstanding. As of that date, the aggregate market value of common stock held by non-affiliates was $11,815 million.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated By Reference In Part No.
Portions of PPG Industries, Inc. Proxy Statement for its 2005 Annual Meeting of Shareholders	III

2004 Annual Report and Form 10-K  ■  PPG Industries, Inc.

PPG INDUSTRIES, INC.

AND CONSOLIDATED SUBSIDIARIES

As used in this report, the terms “PPG,” “Company,” and “Registrant” mean PPG Industries, Inc. and its subsidiaries, taken as a whole, unless the context indicates otherwise.

Note on Incorporation by Reference

Throughout this report, various information and data are incorporated by reference to the Company’s 2004 Annual Report (hereinafter referred to as “the Annual Report”). Any reference in this report to disclosures in the Annual Report shall constitute incorporation by reference only of that specific information and data into this Form 10-K.

2004 Annual Report and Form 10-K  ■  PPG Industries, Inc.

Part I

Item 1. Business

PPG Industries, Inc., incorporated in Pennsylvania in 1883, is comprised of three basic business segments: coatings, glass and chemicals. Within these business segments, PPG has focused resources on industrial, aerospace, packaging, architectural, automotive original and refinish coatings; flat glass, automotive original and replacement glass, and continuous-strand fiber glass; and chlor-alkali and specialty chemicals. Each of the businesses in which PPG is engaged is highly competitive. However, the diversification of product lines and worldwide markets served tend to minimize the impact on PPG’s total sales and earnings of changes in demand for a particular product line or in a particular geographic area. Reference is made to Note 22, “Business Segment Information,” under Item 8 of this Form 10-K for financial information relating to business segments.

Coatings

PPG is a major supplier of protective and decorative coatings. The coatings business involves the supply of protective and decorative finishes for industrial equipment, appliances and packaging; factory-finished aluminum extrusions and coils; aircraft; automotive original equipment; and other industrial and consumer products. In addition to supplying finishes to the automotive original equipment market, PPG supplies automotive refinishes to the aftermarket. PPG is also using its product knowledge and experience to provide services to certain of its customers that extend beyond the sale of PPG products. PPG revenues from these service solutions, excluding the related sale of PPG products, were small in 2004 but are expected to be a source of future growth. The coatings industry is highly competitive and consists of a few large firms with global presence and many smaller firms serving local or regional markets. PPG competes in its primary markets with the world’s largest coatings companies, most of which have global operations, and many smaller regional coatings companies. Product development, innovation, quality and technical and customer service have been stressed by PPG and have been significant factors in developing an important supplier position by PPG’s coatings business.

In the industrial and automotive original equipment portions of the coatings business, PPG sells directly to a variety of manufacturing companies. Industrial and automotive original equipment coatings are formulated specifically for the customer’s needs and application methods. PPG also supplies adhesives and sealants for the automotive industry and metal pretreatments and related chemicals for industrial and automotive applications. The packaging portion of the coatings business supplies finishes for aerosol, food and beverage containers for consumer products. The automotive refinish business produces coatings products for automotive repair and refurbishing and specialty coatings for sign and fleet markets. Its products are sold primarily through distributors. Product performance, technology, quality and technical and customer service are major competitive factors in these coatings businesses.

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

The aerospace business primarily supplies coatings, sealants and cockpit transparencies for commercial, military, regional jet and general aviation aircraft, as well as sealants for architectural insulating glass units. The aerospace business distributes products directly to aircraft manufacturers, maintenance and aftermarket customers around the world.

The coatings businesses operate production facilities around the world. North American production facilities consist of 23 plants in the United States, two in Canada and one in Mexico. The three largest facilities in the United States are the Delaware, Ohio, plant, which primarily produces automotive refinishes and certain automotive original and industrial coatings; the Oak Creek, Wis., plant, which primarily produces industrial coatings and certain automotive original coatings; and the Cleveland, Ohio, plant, which primarily produces automotive original coatings. Outside North America, PPG operates five plants in Italy, three plants each in China, Germany and Spain, two plants each in Brazil, England and France, and one plant each in Argentina, Australia, Malaysia, the Netherlands, Thailand and Turkey. PPG owns equity interests in operations in Canada, India, South Korea and Japan. Additionally, the automotive coatings business operates seven service centers in the United States, two each in Mexico and Poland, and one each in Argentina, Canada, France and Portugal to provide just-in-time delivery and service to selected automotive assembly plants. Thirteen training centers in the United States, 15 in Europe, 10 in Asia, three in South America, two in Canada, and one in Mexico are in operation. These centers provide training for automotive aftermarket refinish customers. The aerospace business operates a global network of 14 application support centers strategically located close to our customers around the world that provide technical support and just-in time delivery of customized solutions to improve customer efficiency and productivity. Also, four automotive original coatings application centers throughout the world that provide testing facilities for customer paint processes and new products are in operation. The average number of persons employed by the coatings segment during 2004 was 15,700.

2004 Annual Report and Form 10-K  ■  PPG Industries, Inc.

Glass

PPG is one of the major producers of flat glass, fabricated glass and continuous-strand fiber glass in the world. PPG’s major markets are residential and commercial construction, the furniture and electronics industries, automotive original equipment, automotive replacement and other markets. Most glass products are sold directly to manufacturing and construction companies, although in many instances products are sold directly to independent distributors and through PPG distribution outlets. PPG manufactures flat glass by the float process and fiber glass by the continuous-strand process. PPG also provides claims processing services to the insurance and vehicle fleet segments.

The bases for competition are price, quality, technology and customer service. The Company competes with six major producers of flat glass, six major producers of fabricated glass and three major producers of fiber glass throughout the world. In certain glass and fiber glass markets, there is increasing competition from other producers in low labor cost countries.

PPG’s principal glass production facilities are in North America and Europe. Fourteen plants operate in the United States, of which six produce automotive original and replacement glass products, five produce flat glass, and three produce fiber glass products. There are three plants in Canada, two of which produce automotive original and replacement glass products and one produces flat glass. One plant each in England and the Netherlands produces fiber glass. PPG owns equity interests in operations in China, Mexico, Taiwan, the United States and Venezuela and a majority interest in a glass distribution company in Japan. Additionally, there are three satellite operations each in the United States and Canada and one in Mexico that provide limited fabricating or assembly and just-in-time product delivery to selected automotive customer locations, one satellite coating facility in the United States for flat glass products and one satellite tempering and fabrication facility in the United States for flat glass products. There are also three claims management centers. The average number of persons employed by the glass segment during 2004 was 10,500.

Chemicals

PPG is a major producer and marketer of chlor-alkali chemicals and a supplier of specialty chemicals. The primary chlor-alkali products are chlorine, caustic soda, vinyl chloride monomer, chlorinated solvents, chlorinated benzenes and calcium hypochlorite. Most of these products are sold directly to manufacturing companies in the chemical processing, rubber and plastics, paper, minerals, metals, and water treatment industries. The primary products of PPG’s specialty chemicals businesses are Transitions® lenses; optical monomers; amorphous precipitated silicas for tire, battery separator, and other end-use markets and Teslin® synthetic printing sheet used in such applications as waterproof labels and identification cards; advanced intermediates and bulk active ingredients for the pharmaceutical industry; and phosgene derivatives used in plastics, agricultural, pharmaceutical and other industries. Transitions® lenses are manufactured and distributed by PPG’s 51%-owned joint venture with Essilor International.

PPG competes with six other major producers of chlor-alkali products. Price, product availability, product quality and customer service are the key competitive factors. In the specialty chemicals area, PPG’s market share varies greatly by business; product quality and performance and technical service are the most critical competitive factors.

The chemicals businesses operate production facilities around the world including five plants in the United States and one each in Canada and Mexico. The two largest facilities, located in Lake Charles, La., and Natrium, W. Va., primarily produce chlor-alkali products. Outside North America, PPG operates two plants in France and one each in Australia, Brazil, Ireland, the Netherlands, Taiwan and the Philippines. PPG owns equity interests in operations in the United States. The average number of persons employed by the chemicals segment during 2004 was 4,400.

Raw Materials and Energy

The effective management of raw materials and energy is important to PPG’s continued success. The Company’s most significant raw materials are titanium dioxide and epoxy and other resins in the coatings segment; and sand, soda ash and polyvinyl butyral in the glass segment. Energy is a significant production cost in the chemicals and glass segments. Most of the raw materials and energy used in production are purchased from outside sources, and the Company has made, and plans to continue to make, supply arrangements to meet the planned operating requirements for the future. Supply of critical raw materials and energy is managed by establishing contracts, multiple sources, and identifying alternative materials or technology, whenever possible.

Research and Development

Research and development costs, including depreciation of research facilities, during 2004, 2003 and 2002 were $321 million, $306 million and $289 million, respectively. PPG owns and operates several research and development facilities to conduct research and development involving new and improved products and processes. Additional process and product research and development work is also undertaken at many of the Company’s manufacturing plants.

Patents

PPG considers patent protection to be important. The Company’s business segments are not materially dependent upon any single patent or group of related patents. PPG received $40 million in 2004, $29 million in

2004 Annual Report and Form 10-K  ■  PPG Industries, Inc.

2003 and $26 million in 2002 from royalties and the sale of technical know-how.

Backlog

In general, PPG does not manufacture its products against a backlog of orders. Production and inventory levels are geared primarily to projections of future demand and the level of incoming orders.

Non-U.S. Operations

Although PPG has a significant investment in non-U.S. operations, based upon the magnitude and location of investments, management believes that the risk associated with its international operations is not significantly greater than that of its domestic operations.

Employee Relations

The average number of persons employed worldwide by PPG during 2004 was 31,800. The Company has numerous collective bargaining agreements throughout the world and believes it will be able to renegotiate such agreements on satisfactory terms. The Company believes it has good relationships with its employees.

Environmental Matters

Like other companies, PPG is subject to the existing and evolving standards relating to the protection of the environment. Capital expenditures for environmental control projects were $11 million, $9 million and $8 million in 2004, 2003 and 2002, respectively. It is expected that expenditures for such projects in 2005 will approximate $12 million. Although future capital expenditures are difficult to estimate accurately because of constantly changing regulatory standards and policies, it can be anticipated that environmental control standards will become increasingly stringent and costly. Additionally, about 20% of our chlor-alkali production capacity currently utilizes mercury cell technology. These cells are operated in accordance with applicable laws and regulations and are reviewed at least annually by state authorities. The U.S. Environmental Protection Agency (“USEPA”) has issued new regulations imposing significantly more stringent requirements on mercury emissions. These new rules are scheduled to take effect in December 2006. In order to meet the USEPA’s new air quality standards, we will need to either invest in air emissions equipment or replace this capacity with newer, non-mercury based technology. We are evaluating our options and believe that either choice can be accomplished within the government required timeframe and within the range of PPG’s normal capital spending.

PPG is negotiating with various U.S. government agencies concerning 91 current and former manufacturing sites, and offsite waste disposal locations, including 22 sites on the National Priority List. The number of sites is comparable with the prior year. While PPG is not generally a major contributor of wastes to these offsite waste disposal locations, each potentially responsible party may face governmental agency assertions of joint and several liability. Generally, however, a final allocation of costs is made based on relative contributions of wastes to the site. There is a wide range of cost estimates for cleanup of these sites, due largely to uncertainties as to the nature and extent of their condition and the methods that may have to be employed for their remediation. The Company has established reserves for those sites where it is probable that a liability has been incurred and the amount can be reasonably estimated. As of Dec. 31, 2004 and 2003, PPG had reserves for environmental contingencies totaling $81 million and $92 million, respectively. Pretax charges against income for environ-mental remediation costs in 2004, 2003 and 2002 totaled $15 million, $21 million and $15 million, respectively.

The Company’s experience to date regarding environmental matters leads PPG to believe that it will have continuing expenditures for compliance with provisions regulating the protection of the environment and for present and future remediation efforts at waste and plant sites. Management anticipates that such expenditures will occur over an extended period of time. Over the past 10 years the pretax charges against income have ranged between $10 million and $49 million per year. We anticipate that charges against income in 2005 will be within that range. It is possible, however, that technological, regulatory and enforcement developments, the results of environmental studies and other factors could alter this expectation. In management’s opinion, the Company operates in an environmentally sound manner, is well positioned, relative to environmental matters, within the industries in which it operates, and the outcome of these environmental contingencies will not have a material adverse effect on PPG’s financial position or liquidity. See Note 13, “Commitments and Contingent Liabilities,” under Item 8 of this Form 10-K for additional information related to environmental matters.

Internet Access

The website address for the Company is www.ppg.com. The Company’s recent filings on Forms 10-K, 10-Q and 8-K and any amendments to those documents can be accessed without charge on that website under Financial, SEC Filings.

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

2004 Annual Report and Form 10-K  ■  PPG Industries, Inc.

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

The Company has been named as a defendant, along with various co-defendants, in a number of antitrust lawsuits filed in federal and state courts. These suits allege PPG acted with competitors to fix prices and allocate markets in the flat glass and automotive refinish industries.

Twenty-nine glass antitrust cases were filed in federal courts, all of which have been consolidated in the U.S. District Court for the Western District of Pennsylvania located in Pittsburgh, Pa. The Court has ruled that the case may proceed as a class action. Similar state court actions are inactive pending resolution of the federal proceedings. All of the initial defendants in the glass class action antitrust case, other than PPG, have entered into settlement agreements with the plaintiffs. On May 29, 2003, the Court granted PPG’s motion for summary judgment dismissing the claims against PPG in the glass class action antitrust case. The plaintiffs in that case appealed that order to the U.S. Third Circuit Court of Appeals. On Sept. 30, 2004, the U.S. Third Circuit Court of Appeals affirmed in part and reversed in part the dismissal of PPG and remanded the case for further proceedings. PPG has since petitioned the U.S. Supreme Court for permission to appeal the decision of the U.S. Third Circuit Court of Appeals. If the U.S. Supreme Court rejects PPG’s petition for review, the case will likely proceed to trial in 2006.

In addition, approximately 60 cases alleging antitrust violations in the automotive refinish industry have been filed in various state and federal jurisdictions. The approximately 55 federal cases have been consolidated as a class action in the U.S. District Court for the Eastern District of Pennsylvania located in Philadelphia, Pa. Certain of the defendants in the federal automotive refinish case have settled. This case is still at an early stage and discovery is continuing with the remaining defendants. Except for a case in California and a recently filed case in Vermont, the state automotive refinish cases have either been stayed pending resolution of the federal proceedings or have been dismissed.

The plaintiffs in these various antitrust cases are seeking economic and treble damages as well as injunctive relief. PPG believes it has meritorious defenses in these antitrust lawsuits.

The Company has been a defendant since April 1994 in a suit filed by Marvin Windows and Doors (“Marvin”) alleging numerous claims, including breach of warranty. All of the plaintiff’s claims, other than breach of warranty, were dismissed. However, on Feb. 14, 2002, a federal jury awarded Marvin $136 million on the remaining claim. Subsequently, the court added $20 million for pre-judgment interest bringing the total judgment to $156 million. PPG has appealed that judgment. The appeals court heard the parties’ arguments on June 9, 2003, but has not yet rendered its decision. Interest will be added to the $156 million judgment against PPG during the appeals process. As of Dec. 31, 2004, the amount of the total judgment against PPG, including interest, was approximately $166 million. PPG believes it has meritorious defenses to the plaintiff’s claims and has reasonable prospects of prevailing on appeal.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

2004 Annual Report and Form 10-K  ■  PPG Industries, Inc.

Part II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information required by Item 5 regarding market information, including stock exchange listings and quarterly stock market prices, dividends and holders of common stock is included in Exhibit 99.1 filed with this Form 10-K and is incorporated herein by reference. This information is also included in the PPG Shareholder Information on page 65 of this Annual Report.

Directors who are not also Officers of the Company receive Common Stock Equivalents pursuant to the PPG Industries, Inc. Deferred Compensation Plan for Directors (“PPG Deferred Compensation Plan for Directors”) and, through 2002, the PPG Industries, Inc. Directors’ Common Stock Plan (“PPG Directors’ Common Stock Plan”). Common Stock Equivalents are hypothetical shares of Common Stock having a value on any given date equal to the value of a share of Common Stock. Common Stock Equivalents earn dividend equivalents that are converted into additional Common Stock Equivalents but carry no voting rights or other rights afforded to a holder of Common Stock. The Common Stock Equivalents credited to Directors under both plans are exempt from registration under Section 4(2) of the Securities Act of 1933 as private offerings made only to Directors of the Company in accordance with the provisions of the plans.

Under the PPG Deferred Compensation Plan for Directors, each Director may elect to defer the receipt of all or any portion of the compensation paid to such Director for serving as a PPG Director. All deferred payments are held in the form of Common Stock Equivalents. Payments out of the deferred accounts are made in the form of Common Stock of the Company (and cash as to any fractional Common Stock Equivalent). The Directors, as a group, were credited with 12,877; 10,607 and 8,217 Common Stock Equivalents in 2004, 2003 and 2002, respectively, under this plan. The values of the Common Stock Equivalents, when credited, ranged from $57.69 to $65.09 in 2004, $43.47 to $64.02 in 2003 and $44.70 to $57.68 in 2002.

Under the PPG Directors’ Common Stock Plan, each Director who neither is, nor was, an employee of the Company was credited with Common Stock Equivalents worth one-half of the Director’s basic annual retainer. Effective Jan. 1, 2003, active Directors no longer participate in the PPG Directors’ Common Stock Plan. On that date, the Common Stock Equivalents held in each active Directors’ account in the PPG Directors’ Common Stock Plan were transferred to their accounts in the PPG Deferred Compensation Plan for Directors. On Dec. 31, 2004, there were only two retired Directors with accounts remaining in the PPG Directors’ Common Stock Plan. For one retired Director, the Common Stock Equivalents are converted to cash at the fair market value of the common stock and paid in cash. For the other retired Director, the Common Stock Equivalents are converted into and paid in Common Stock of the Company (and cash as to any fractional Common Stock Equivalent). The Directors, as a group, received 93; 141 and 3,325 Common Stock Equivalents in 2004, 2003 and 2002, respectively, under this plan. The values of those Common Stock Equivalents, when credited, ranged from $57.69 to $65.09 in 2004, $43.47 to $62.74 in 2003 and $48.73 to $57.68 in 2002.

Issuer Purchases of Equity Securities

The following table summarizes the Company’s stock repurchase activity for the three months ended Dec. 31, 2004:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Programs(1)
October 2004
Repurchase program	50,000	$62.09	50,000	10,737,115

Other transactions(2)	319,367	62.06	—	—
November 2004
Repurchase program	514,700	66.53	514,700	10,222,415

Other transactions(2)	87,416	65.98	—	—
December 2004
Repurchase program	816,500	67.21	816,500	9,405,915

Other transactions(2)	42,143	67.82	—	—
Total quarter ended Dec. 31, 2004
Repurchase program	1,381,200	$66.77	1,381,200	9,405,915

Other transactions(2)	448,926	$63.37	—	—
(1)	During the fourth quarter of 2004, the Company repurchased the remaining shares available under a 10 million share repurchase program initiated in November 1998 and began repurchasing shares available under a 10 million share repurchase program approved by PPG’s Board of Directors in October 2000. In January 2005, the Company announced plans to purchase up to $500 million of PPG common stock by year end 2005 under the October 2000 share repurchase program.
(2)	Includes shares withheld or certified to in satisfaction of the exercise price and/or tax withholding obligation by holders of employee stock options who exercised options granted under the PPG Industries, Inc. Stock Plan.

2004 Annual Report and Form 10-K  ■  PPG Industries, Inc.

The plans described in the footnotes below and included as Exhibits to this Form 10-K are incorporated herein by reference in their entirety. The following table provides information as of Dec. 31, 2004, regarding the number of shares of PPG Common Stock that may be issued under PPG’s equity compensation plans.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	11,529,714		$55.88	12,540,296

Equity compensation plans not approved by security holders(2)	2,759,718		70.00	154,169

Total(4)	14,289,432	(3)	$58.14	12,694,465

(1)	Included in this information are the following plans and related number of securities available for future issuance under these plans: PPG Industries, Inc. Stock Plan (10,214,750 shares – see Note 18, “Stock-Based Compensation,” under Item 8 of this Form 10-K), PPG Industries, Inc. Executive Officers’ Long Term Incentive Plan (899,553 shares), PPG Industries, Inc. Long Term Incentive Plan (1,325,993 shares) and PPG Industries, Inc. Executive Officers’ Annual Incentive Compensation Plan (100,000 shares).
(2)	Plans not approved by security holders include the following:
Incentive Compensation and Management Award Plans – both annual bonus plans. The PPG Industries, Inc. Incentive Compensation and Deferred Income Plan for Key Employees (the “Incentive Compensation Plan”) applies to approved senior Company managers. The PPG Industries, Inc. Management Award and Deferred Income Plan (the “Management Award Plan”) covers additional approved managers who do not participate in the Incentive Compensation Plan. A participant may receive a bonus under the applicable plan based on individual performance and business unit and corporate financial performance. Bonuses can be paid in cash or shares of PPG stock or a combination of both. The Incentive Compensation Plan was approved by shareholders in 1980. The Management Award Plan has not been approved by shareholders. One pool of shares is available for issuance to pay awards under both Plans. As of Dec. 31, 2004, there were 80,245 shares available for future issuance under both plans.
PPG Industries, Inc. Deferred Compensation Plan – allows employees who participate in certain long-term incentive plans and annual bonus plans to defer the receipt of their awards under those plans as well as up to 50% of their salary. Deferrals are credited to phantom investment accounts, which include a phantom PPG stock account, selected by the participant, which are similar to investments available under the PPG Industries, Inc. Employee Savings Plan, which is a 401(k) plan. Amounts credited to the PPG stock account are held as Common Stock Equivalents that have the same characteristics as those described above for the PPG Deferred Compensation Plan for Directors. Payments from the phantom PPG stock account are made in the form of PPG Common Stock (and cash as to any fractional Common Stock Equivalent). As of Dec. 31, 2004, there were 9,584 shares available for future issuance under this plan.
PPG Industries, Inc. Challenge 2000 Stock Plan – a broad-based stock option plan under which on July 1, 1998, the Company granted to substantially all active employees of the Company and its majority owned subsidiaries the option to purchase 100 shares of common stock at its then fair market value of $70 per share. Options became exercisable on July 1, 2003, and expire on June 30, 2008.
Employee Recognition Program – provides a method to recognize and reward employees for special efforts or innovative actions. Officers and directors may not receive awards under this program. Awards can be made in the form of cash or stock. The Board of Directors has authorized a pool of shares of Common Stock, which can be used for awards under the program. As of Dec. 31, 2004, there were 14,340 shares available for future issuance under the program.
Employee Recruiting Program – allows the Officers-Directors Compensation Committee of the Board of Directors or the Company’s Compensation and Employee Benefits Committee to grant awards of shares of PPG Common Stock or cash, or a combination of both, to persons in order to attract them to work for the Company. The Board of Directors has authorized a pool of shares of Common Stock, which can be used for awards under the program. As of Dec. 31, 2004, there were 50,000 shares available for future issuance under the program.
(3)	This total includes 13,724,114 options outstanding under the PPG Industries, Inc. Stock Plan and PPG Industries, Inc. Challenge 2000 Stock Plan (see Note 18, “Stock-Based Compensation,” under Item 8 of this Form 10-K) and 565,318 shares under other equity compensation plans not approved by security holders.
(4)	The total number of shares to be issued under the PPG Industries, Inc. Deferred Compensation Plan and the PPG Deferred Compensation Plan for Directors was 563,671 and the total number of shares available for future issuance under those plans was 9,584.

2004 Annual Report and Form 10-K  ■  PPG Industries, Inc.

Item 6. Selected Financial Data

The information required by Item 6 regarding the selected financial data for the five years ended Dec. 31, 2004 is included in Exhibit 99.2 filed with this Form 10-K and is incorporated herein by reference. This information is also reported in the Eleven-Year Digest on page 64 of the Annual Report under the captions net sales, income (loss) before accounting changes, cumulative effect of accounting changes, net income (loss), earnings (loss) per common share before accounting changes, cumulative effect of accounting changes on earnings (loss) per common share, earnings (loss) per common share, earnings (loss) per common share – assuming dilution, dividends per share, total assets and long-term debt for the years 2000 through 2004.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Performance in 2004 Compared with 2003

Overall Performance

Our sales increased 9% to $9.5 billion in 2004 from $8.8 billion in 2003. Sales increased 7% due to improved volumes across all of our business segments and 3% due to the positive effects of foreign currency translation, primarily from our European operations. These sales increases were offset by a 1% decline due to lower selling prices.

Gross profit increased $279 million while the gross profit percentage remained steady at 36.9% in 2004 and 2003. The sales volume increase, favorable impact of currency, improved manufacturing efficiencies, higher selling prices in our chemicals segment and lower pension and other postretirement benefit costs across all of our business segments increased our gross profit. Lower selling prices in our glass and coatings segments and higher natural gas, energy, raw material and labor costs lowered our gross profit.

Selling, general and administrative expense, depreciation and research and development costs declined slightly as a percentage of sales to 25% despite increasing $142 million in 2004. These costs increased in part to support sales volume growth in 2004 and also because of the impact of foreign currency, inflation and our decision to begin expensing stock options in 2004.

Interest expense was $17 million less in 2004 than in 2003 reflecting the year over year reduction in debt of $316 million. Other charges declined $30 million in 2004 due to a combination of lower environmental remediation, legal and workers compensation expenses and the absence of certain 2003 charges. Other earnings were $28 million higher in 2004 due primarily to higher earnings from our equity affiliates.

The effective tax rate for 2004 was 30.29% compared to 34.76% for the full year 2003. The reduction in the rate for 2004 reflects the benefit of the subsidy offered pursuant to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Act”), not being subject to tax, the continued improvement in the geographical mix of non-U.S. earnings and the favorable resolution during 2004 of matters related to two open U.S. federal income tax years.

Net income in 2004 totaled $683 million, an increase of $189 million over 2003, and earnings per share – diluted increased $1.06 to $3.95 per share.

Results of Business Segments

	Net sales		Operating income
(Millions)	2004	2003	2004	2003(1)
Coatings	$5,275	$4,835	$777	$719
Glass	2,204	2,150	169	71
Chemicals	2,034	1,771	291	228
(1)	Operating income by segment for 2003 has been revised to reflect a change in the allocation method for certain pension and other postretirement benefit costs in 2004 (See Note 22 under Item 8 of this Form 10-K).

Coatings sales increased $440 million or 9% in 2004. Sales increased 6% from improved volumes across all our coatings businesses and 4% due to the positive effects of foreign currency translation, primarily from our European operations. Sales declined 1% due to lower selling prices, principally in our automotive business. Operating income increased $58 million in 2004. Factors increasing operating income were the higher sales volume ($135 million) and the favorable effects of currency translation described above and improved manufacturing efficiencies of $20 million. Factors decreasing operating income were inflationary cost increases of $82 million and lower selling prices.

Glass sales increased $54 million or 3% in 2004. Sales increased 6% from improved volumes primarily from our flat glass, fiber glass, and automotive original equipment businesses net of lower volumes in our automotive replacement glass business. Sales also increased 2% due to the positive effects of foreign currency translation, primarily from our European fiber glass operations. Sales declined 5% due to lower selling prices across all our glass businesses. Operating income in 2004 increased $98 million. Factors increasing operating income were improved manufacturing efficiencies of $110 million, higher sales volume ($53 million) described above, higher equity earnings and the gains on the sale/leaseback of precious metals of $19 million. The principal factor decreasing operating income was lower selling prices. Fiber Glass volumes were up 15% for the year, although pricing declined. With the shift of electronic printed wiring board production to Asia and the volume and pricing gains there, equity earnings from our joint venture serving that region grew in 2004. These factors combined with focused cost reductions and manufacturing efficiencies to improve the operating performance of this business, as we continue to position it for future growth in profitability.

2004 Annual Report and Form 10-K  ■  PPG Industries, Inc.

Management’s Discussion and Analysis

Chemicals sales increased $263 million or 15% in 2004. Sales increased 10% from improved volumes in our commodity and specialty businesses and 4% due to higher selling prices for our commodity products. Sales also increased 1% due to the positive effects of foreign currency translation, primarily from our European operations. Operating income increased $63 million in 2004. Factors increasing operating income were the higher selling prices for our commodity products and the higher sales volume ($73 million) described above, improved manufacturing efficiencies of $25 million and lower environmental expenses. Factors decreasing 2004 operating income were inflationary cost increases of $40 million and higher energy costs of $79 million. Market influences, such as fewer new drug approvals and increasing share of generic drugs, are putting pressure on the pharmaceutical industry resulting in a challenging environment for our fine chemicals business in the near-term that includes significantly lower pricing.

Other Significant Factors

The Company’s pension and other postretirement benefit costs for 2004 were $45 million lower than in 2003. This decrease reflects the market driven growth in pension plan assets that occurred in 2003, the impact of the $140 million in cash contributed to the pension plans by the Company in 2004 and the benefit of the subsidy offered pursuant to the Medicare Act, as discussed in Note 12 under Item 8 of this Form 10-K.

In October 2004, the American Jobs Creation Act of 2004 (“AJCA 2004”) was signed into law. Among its many provisions, the AJCA 2004 provides a limited opportunity in 2005 to repatriate the undistributed earnings of our non-U.S. subsidiaries at a U.S. tax cost that may be lower than the normal tax cost on such distributions. We are in the process of evaluating the impact of this provision on PPG and are awaiting final guidance from the Internal Revenue Service to complete that evaluation; however, our current estimate is that the tax cost of any dividends we decide to pay in 2005 will not increase our effective tax rate significantly. We have included the estimated net impact of the remaining provisions of the AJCA 2004, including the U.S. manufacturing deduction, in our current estimate of the effective tax rate for 2005 of 31.5%.

Outlook

In 2004, the U.S. economy continued to gain momentum from the expansion that began in late 2003. Consumer confidence has been strong and has been buoyed by low interest rates, employment growth and improved U.S. equity markets that reached their highest level in nearly three years. Industrial production, which grew at a rate of 7% at the beginning of 2004, slowed in the second half of the year, but still achieved a solid 4.5% growth rate for the year. Industrial production is the economic metric that most positively correlates with our volume growth because it reflects activity in PPG’s broad end-use markets. The commercial construction sector grew at a 2% rate for the year but showed signs of further improvement during the second half of the year. For the full year, North American sales of light vehicles were up slightly as were European automotive sales.

As the new year begins, most economists expect that the U.S. economy will continue to perform well in 2005 though growth may perhaps be at a slower pace. Inflation is expected to remain relatively low, despite rising energy costs and raw material prices, because of increasing productivity. Interest rates should remain at relatively low levels.

The healthy U.S. economy should help to support overall global economic growth in 2005. Global competition combined with productivity improvements will keep overall inflation in check and sustain worldwide economic growth. Growth in the European economy will likely be adversely impacted by the strength of the Euro, which at the end of 2004 was near its all-time high against the U.S. dollar. However, the strengthening economy of Eastern Europe may be a mitigating factor.

The Asian economies are expected to continue to record relatively high growth rates, especially in China. This growth remains strong, yet tempered due to a variety of government efforts aimed at preventing the economy from overheating. China’s infrastructure growth is expected to continue to impact the overall global economy via increased demand for basic goods and commodities. Additionally, China and other low labor cost countries will continue to put downward pressure on worldwide pricing of consumer goods. As was the case in 2004, we expect China’s expansion to benefit our coatings, fiber glass and optical businesses, while requiring our glass and commodity chemicals businesses to continue their ongoing focus on reducing costs.

In 2005, we will remain committed to our PPG Blueprint values of serving our customers, introducing new technologies and achieving operational excellence through our continuing focus on reducing costs. The prospect of favorable global economic conditions this year lead us to expect continued sales growth in 2005. Important cost issues in 2005 will continue to include pensions, other postretirement benefits, natural gas and raw materials.

While we have consistently focused on reducing our costs, we continue to be challenged by higher costs for employee benefits, particularly pensions and medical. Prior to 2001, our pension income more than offset other postretirement benefit costs. In 2004, pension expense combined with other postretirement benefit costs were nearly $250 million. This cost increase translates to over $1.05 per share in lower earnings in 2004 compared with 2000. This increase in costs results from a combination of the decline in the market value of the Company’s pension plans assets, due primarily to negative investment returns

2004 Annual Report and Form 10-K  ■  PPG Industries, Inc.

Management’s Discussion and Analysis

in the equity markets during 2000-2002, a reduction in our expected future rate of return on pension plan assets, lower discount rate assumption and rising retiree medical costs, particularly for prescription drugs. The current low interest rate environment has continued and, in fact, the discount rate at Dec. 31, 2004, was approximately 25 basis points lower than at Dec. 31, 2003. This raises the present value of future benefit obligations and expense. Offsetting the negative impact of lower discount rates were the strong actual return on our U.S. plan assets of over 25% in 2003 and over 12% in 2004. Additionally, the benefit of the subsidy available under the Medicare Act reduced our accumulated postretirement benefit obligation and resulted in a reduction of our other postretirement benefit cost in 2004 of $19 million. This benefit is expected to be approximately $25 million in 2005. Based on current estimates, including the benefit of this subsidy, our pension and other postretirement benefit costs for 2005 are expected to rise only slightly from the 2004 level.

High natural gas costs in North America continue to be a drag on earnings. Changes in natural gas prices have a significant impact on the operating performance of our chemicals and glass segments. Each one-dollar change in the price of natural gas per mmbtu (million British thermal units) would have a direct impact of approximately $60 million to $70 million on our annual operating costs. It is difficult to predict future natural gas prices, which continue to be high and volatile. In order to reduce the risks associated with volatile prices, we use a number of techniques, which include reducing consumption through improved manufacturing processes, switching to alternative fuels and hedging. We currently estimate our average cost for natural gas in the first quarter of 2005 will be approximately $6.30 per mmbtu, including the impact of hedges we have in place on approximately one-third of our expected first quarter natural gas consumption. This estimate represents an increase of 12% over our first quarter 2004 cost of natural gas.

In the second half of 2004, we began to see increases in the prices for raw materials used in our coatings businesses, as a result of the industrial expansion, supply/demand imbalance and increases in supplier costs for oil and other inputs. Year-over-year coatings raw material costs will rise at least $50 million in the first quarter of 2005 and are likely to continue to be higher for the remainder of 2005. We plan to combat the impact of these rising costs by seeking alternate supply sources, reformulating our products, improving our production processes and yields and raising our selling prices.

These same factors, along with high capacity utilization, resulted in tighter supplies of chlor-alkali products. This led to a sharp increase in ECU prices in the second half of 2004 which benefited our commodity chemicals business. ECU prices in the fourth quarter 2004 were up 31% versus the fourth quarter of 2003. We expect these tight supply/demand conditions in the market to continue at least through the first half of 2005.

Our focus on our Blueprint values has enabled us to continue along our track of strong cash generation, as evidenced by the $3 billion in cash from operating activities over the 2002-2004 time period. We have continued to fund our portfolio of businesses and prudently manage capital spending while at the same time continuing our trend of increasing dividend payments to shareholders for 33 consecutive years and reducing our debt by over $1 billion over the past three years. Additionally, we repurchased $100 million of PPG common stock in 2004 and have announced plans to repurchase up to $500 million in PPG common stock by the end of 2005.

We remain confident that PPG is well positioned to benefit from the expected worldwide economic growth in 2005.

Accounting Standard Adopted in 2004

Effective Jan. 1, 2004, we adopted the fair value method of recording stock-based compensation, as defined in Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” for stock options awarded to employees after the date of adoption and for previously issued stock options that were not vested as of Jan. 1, 2004 using the modified prospective transition method. The adoption increased “Selling, general and administrative” expense by $20 million ($13 million, aftertax, or $0.07 per share) for the year ended Dec. 31, 2004. This impact reflects the fact that beginning in 2004 stock option grants under the PPG Stock Plan will vest three years after the date of grant. Previously, original grants of stock options under this plan vested after one year. Additionally, under the modified prospective transition method we recorded a deferred tax asset of $8 million and a corresponding increase to additional paid-in capital equal to the deferred tax benefit that would have been recognized in 2003 had compensation expense been recorded under the fair value provisions of SFAS No. 123 for options outstanding at the date of adoption but not fully vested.

Accounting Standards to be Adopted in Future Years

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” SFAS No. 151 requires the exclusion of certain costs from inventories and the allocation of fixed production overheads to inventories to be based on the normal capacity of the production facilities. The provisions of this Statement are effective for costs incurred after Dec. 31, 2005. We are currently in the process of evaluating the effect the adoption of this standard will have on PPG; however we do not expect it to have a material effect on PPG’s consolidated results of operations or financial position.

In December 2004, the FASB issued a revision to SFAS No. 123, “Share-Based Payments” which now

2004 Annual Report and Form 10-K  ■  PPG Industries, Inc.

Management’s Discussion and Analysis

requires that stock options be expensed based on their fair value. As discussed above, PPG began expensing stock options effective Jan. 1, 2004, and consequently our adoption of this revised Statement in 2005 is not expected to have a material impact on the Company’s results of operations or financial position.

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

Net income (loss) and earnings (loss) per share – diluted for 2003 and 2002 are presented in the following table along with the more significant charges that were included in those amounts.

	2003		2002
(Millions, except per share amounts)	Net income	Earnings per share – diluted	Net (loss) income	(Loss) earnings per share – diluted
As reported	$494	$2.89	$(69)	$(0.41)
Included in net income (loss) are the following significant charges, net of tax:
Asbestos settlement – net
(See Note 13)	23	0.14	484	2.85

Restructuring and other related activities (See Note 2)	2	0.01	52	0.31

Cumulative effect of accounting change (See Note 1)	6	0.03	9	0.05

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

Results of Business Segments

	Net sales		Operating income(1)
(Millions)	2003	2002	2003	2002
Coatings	$4,835	$4,482	$719	$609

Glass	2,150	2,071	71	145

Chemicals	1,771	1,514	228	124

(1)	Operating income by segment has been revised to reflect a change in the allocation method for certain pension and other postretirement benefit costs in 2004 (See Note 22 under Item 8 of this Form 10-K).

Coatings sales increased $353 million or 8% in 2003. Sales increased 6% due to the positive effects of foreign currency translation, primarily from our European operations and 2% from improved volumes primarily from our aerospace, architectural, automotive and industrial businesses. Lower pricing in our automotive business offset higher pricing in our other coatings businesses. Operating income increased $110 million in 2003. Operating income in 2003 and 2002 included pretax restructuring and other related costs of $2 million and $73 million, respectively. Factors increasing operating income were lower restructuring costs in 2003, the higher sales volumes described above, improved manufacturing efficiencies, the favorable effects of foreign currency translation and lower overhead costs. Factors decreasing operating income were inflationary cost increases and higher pension and postretirement medical costs.

Glass sales increased $79 million or 4% in 2003. Sales increased 4% from improved volumes primarily from our automotive original equipment, automotive replacement glass and flat glass businesses, net of lower volumes from our fiber glass business. Sales also increased 3% due to the positive effects of foreign currency translation, primarily from our European fiber glass operations. These sales increases were offset by a 3% decline due to lower selling prices from our automotive original equipment, automotive replacement glass and fiber glass businesses. Operating income decreased $74 million in 2003. Operating income in 2003 and 2002 included pretax restructuring and other related costs of $2 million and $1 million, respectively. Factors decreasing operating income were lower selling prices of $68 million, higher pension and postretirement medical costs of $67 million and higher energy costs of $30 million. Factors increasing operating income in 2003 by $91 million were the improved manufacturing efficiencies, lower overhead costs, the higher sales volumes described above and the favorable effects of foreign currency translation. Our fiber glass business continued to experience significant sales and earnings declines principally as a result of global industry overcapacity, which has led to substantially lower pricing.

Chemicals sales increased $257 million or 17% in 2003. Sales increased 13% from higher selling prices for

2004 Annual Report and Form 10-K  ■  PPG Industries, Inc.

Management’s Discussion and Analysis

our commodity products. Sales also increased 3% due to the positive effects of foreign currency translation, primarily from our European operations and 1% from higher optical, fine and silicas products volumes, net of lower commodity volumes. Operating income increased $104 million in 2003. Operating income in 2002 included pretax restructuring and other related costs of $1 million. Higher commodity product pricing in 2003 increased operating earnings by $200 million while higher energy and pension and postretirement medical costs decreased operating earnings by $70 million and $22 million, respectively.

Other Significant Factors

The Company’s pretax earnings in 2003 included net periodic pension expense of $176 million compared to $54 million in 2002. The increase in pension costs is due primarily to a decrease in the market value of pension plan assets through the end of 2002, a reduction in the expected return on plan assets assumption for 2003 and the amortization of accumulated actuarial losses. In addition, the cost of other postretirement benefits in 2003 was $115 million compared to $91 million in 2002. On a combined basis, the increase in net periodic benefit cost of $146 million was $44 million for the coatings segment, $67 million for the glass segment, $22 million for the chemicals segment and $13 million for corporate.

Although the majority of the Company’s defined benefit plans continued to be underfunded on an accumulated benefit obligation (“ABO”) basis as of Dec. 31, 2003, the underfunded amount was lower, which resulted in an increase in shareholders’ equity through a decrease in the accumulated other comprehensive income of $147 million, aftertax. See Note 12, “Pensions and Other Postretirement Benefits,” under Item 8 of this Form 10-K for additional information.

The effective tax rate for 2003 was 34.76%.

Commitments and Contingent Liabilities, including Environmental Matters

PPG is involved in a number of lawsuits and claims, both actual and potential, including some that it has asserted against others, in which substantial monetary damages are sought. In a suit filed by Marvin Windows and Doors, PPG has appealed the unfavorable judgment awarded by a federal jury. The appeals court heard the parties’ arguments on June 9, 2003, but has not yet rendered its decision. PPG believes it has meritorious defenses to the plaintiff’s claims and has reasonable prospects of prevailing on appeal. See Item 3, “Legal Proceedings” of this Form 10-K and Note 13, “Commitments and Contingent Liabilities,” under Item 8 of this Form 10-K for an expanded description of this case and certain other lawsuits, including the proposed PPG Settlement Arrangement for asbestos claims announced on May 14, 2002. As discussed in Item 3 and Note 13, although the result of any future litigation of such lawsuits and claims is inherently unpredictable, management believes that, in the aggregate, the outcome of all lawsuits and claims involving PPG, including asbestos-related claims in the event the PPG Settlement Arrangement described in Note 13 does not become effective, will not have a material effect on PPG’s consolidated financial position or liquidity; however, any such outcome may be material to the results of operations of any particular period in which costs, if any, are recognized.

It is PPG’s policy to accrue expenses for environmental contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Reserves for environmental contingencies are exclusive of claims against third parties and are generally not discounted. As of Dec. 31, 2004 and 2003, PPG had reserves for environmental contingencies totaling $81 million and $92 million, respectively. Pretax charges against income for environmental remediation costs in 2004, 2003 and 2002 totaled $15 million, $21 million and $15 million, respectively, and are included in “Other charges” in the accompanying statement of income. Cash outlays related to such environmental remediation aggregated $26 million, $16 million and $22 million in 2004, 2003 and 2002, respectively. In addition to the amounts currently reserved, the Company may be subject to loss contingencies related to environmental matters estimated to be as much as $200 million to $400 million, which range is unchanged from the prior year end. Such unreserved losses are reasonably possible but are not currently considered to be probable of occurrence. Management anticipates that the resolution of the Company’s environmental contingencies will occur over an extended period of time. Over the past 10 years the pretax charges against income have ranged between $10 million and $49 million per year. We anticipate that charges against income in 2005 will be within that range. It is possible, however, that technological, regulatory and enforcement developments, the results of environmental studies and other factors could alter this expectation. See Note 13, “Commitments and Contingent Liabilities,” under Item 8 of this Form 10-K for an expanded description of certain of these environmental contingencies. In management’s opinion, the Company operates in an environmentally sound manner and the outcome of the Company’s environmental contingencies will not have a material effect on PPG’s financial position or liquidity.

In June 2003, our partner in a fiber glass joint venture in South America filed for bankruptcy. Upon resolution of the bankruptcy proceedings, the partner’s ownership interest may transfer to one of its senior secured creditors or be sold. While PPG expects operations at the joint venture to continue, the Company is currently evaluating its options with respect to this venture, which may include the sale or liquidation of the venture. Should liquidation occur, PPG’s exposure to loss would be

2004 Annual Report and Form 10-K  ■  PPG Industries, Inc.

Management’s Discussion and Analysis

limited to $12 million, which includes a combination of the Company’s investment, outstanding receivables and a loan guarantee related to this venture.

Impact of Inflation

In 2004, the combined impact of lower overall selling prices and higher production costs, due to the negative effects of inflation, including the impact of higher raw material and labor costs across all our segments and higher energy costs in our glass and chemicals segments, was only partially offset through improved manufacturing efficiencies. In 2003, the increase in production costs due to the negative effects of inflation, including the impact of higher energy costs in our glass and chemicals segments, was offset by the impact of higher selling prices in our chemicals segment and the improved manufacturing efficiencies in our coatings and glass segments. In 2002, the decline in selling prices and the negative effects of inflation on our production costs were not fully recovered through improved manufacturing efficiencies across all of our businesses and lower raw material and natural gas costs.

We expect the negative impact of inflation on our production costs to be more significant in 2005 than in 2004, primarily because of the expected increases in our coatings raw material costs. We anticipate that the combination of continuing improvements in manufacturing efficiencies and an overall increase in our selling prices in 2005 will offset the negative impact of inflation, but achieving that result will be a challenge.

Liquidity and Capital Resources

During the past three years, we had sufficient financial resources to meet our operating requirements, to fund our capital spending, share repurchases and pension plans and to pay increasing dividends to our shareholders.

Cash from operating activities was $1,018 million, $1,123 million and $872 million in 2004, 2003 and 2002, respectively. Capital spending was $311 million, $220 million and $260 million in 2004, 2003 and 2002, respectively. This spending related to modernization and productivity improvements, expansion of existing businesses, environmental control projects and business acquisitions, which amounted to $67 million, $3 million and $22 million in 2004, 2003 and 2002, respectively. Capital spending, excluding acquisitions, is expected to be approximately $350 million during 2005.

We periodically review our array of businesses in relation to our overall strategic and performance objectives. As part of this review, we may acquire or divest of certain businesses or enter into joint ventures with other companies. During 2005, we anticipate that any acquisitions would be funded through a combination of cash generated from operations or from the sale of other businesses and, to a lesser extent, external funding sources or the issuance of stock.

Dividends paid to shareholders totaled $307 million, $294 million and $287 million in 2004, 2003 and 2002, respectively. PPG has paid uninterrupted dividends since 1899, and 2004 marked the 33rd consecutive year of increased dividend payments to shareholders. Over time, our goal is to sustain our dividends at approximately one-third of our earnings per share.

During 2004, the Company repurchased 1.5 million shares of PPG common stock at a cost of $100 million under previously authorized share repurchase programs. During 2003 and 2002, the Company did not repurchase any shares of its common stock. At Dec. 31, 2004, there are 9.4 million shares of common stock authorized for repurchase remaining under a program approved in October 2000. In January 2005, the Company announced plans to repurchase up to $500 million of PPG common stock by year end 2005 under this program.

While we have had no mandatory funding contribution required under Pension Benefit Guarantee Corporation or Internal Revenue Service (“IRS”) regulations for our U.S. pension plans, we chose to make voluntary contributions of $100 million in 2004 and $22 million in 2003. These pension contributions will allow the Company more flexibility in determining both the timing and amounts of future mandatory contributions under the complex ERISA and IRS pension funding regulations. Based on our current estimate under existing U.S. pension funding regulations, with available funding credits, there will be no mandatory pension funding requirement until 2008 at the earliest even if our plan assets remain at December 2004 levels. During 2004, 2003 and 2002, we made contributions to our non-U.S. pension plans totaling $40 million, $41 million and $20 million, respectively. We expect to make mandatory contributions to our non-U.S. plans in 2005 of approximately $20 million.

During 2004, after funding the matters described above, we were able to repay over $350 million of debt. Consequently, the ratio of total debt, including capital leases, to total debt and equity declined to 27% at Dec. 31, 2004 from 36% at Dec. 31, 2003. We were also able to increase our cash by about $200 million in 2004. The Company has invested this cash on a short-term basis in high credit quality cash equivalents.

Cash from operations and the Company’s debt capacity are expected to continue to be sufficient to fund capital spending, share repurchases, dividend payments, contributions to pension plans, amounts due under the proposed asbestos settlement and operating requirements, including PPG’s significant contractual obligations, which

2004 Annual Report and Form 10-K  ■  PPG Industries, Inc.

Management’s Discussion and Analysis

are presented in the following table along with amounts due under the proposed asbestos settlement:

		Obligations Due In:
(Millions)	Total	2005	2006- 2007	2008- 2009	Thereafter
Contractual Obligations
Long-term debt	$1,311	$130	$165	$298	$718

Capital lease
obligations	4	1	2	1	—

Operating leases	267	75	103	55	34

Unconditional purchase obligations	807	165	154	85	403

Total	$2,389	$371	$424	$439	$1,155

Asbestos Settlement(1)
Aggregate cash payments	$998	$264	$158	$66	$510

PPG stock and other	140	140	—	—	—

Total	$1,138	$404	$158	$66	$510

(1)	We have recorded an obligation equal to the net present value of the aggregate cash payments, along with the PPG stock and other assets to be contributed to the Asbestos Settlement Trust. However, PPG has no obligation to pay any amounts under this settlement until the Effective Date, as more fully discussed in Note 13, “Commitments and Contingent Liabilities” under Item 8 of this Form 10-K.

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

In addition to the amounts available under the lines of credit, the Company may issue up to $500 million aggregate principal amount of debt securities under a shelf registration statement filed with the Securities and Exchange Commission in July 1999.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements include the operating leases and unconditional purchase obligations disclosed in the “Liquidity and Capital Resources” section in the contractual obligations table as well as letters of credit and guarantees as discussed in Note 7, “Debt and Bank Credit Arrangements and Leases,” under Item 8 of this Form 10-K.

Critical Accounting Estimates

Management has evaluated the accounting policies used in the preparation of the financial statements and related notes presented under Item 8 of this Form 10-K and believes those policies to be reasonable and appropriate. We believe that the most critical accounting estimates used in the preparation of our financial statements relate to accounting for contingencies, under which we accrue a loss when it is probable that a liability has been incurred and the amount can be reasonably estimated, and to accounting for pensions, other postretirement benefits, goodwill and other identifiable intangible assets with indefinite lives because of the importance of management judgment in making the estimates necessary to apply these policies.

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

The discount rate used in accounting for pensions and other postretirement benefits is determined by considering the timing and amount of projected future benefit payments, evaluating market interest rate indices and using an outside advisor to determine the yield on a diversified portfolio of available high quality fixed income securities that matches our projected future benefit payments. The discount rate assumption for 2005 is 6.0% for our U.S. defined benefit pension and other postretirement benefit plans. A reduction in the discount rate of 50 basis points, with all other assumptions held constant, would increase 2005 net periodic benefit expense for our defined benefit pension and other postretirement benefit plans by approximately $9 million and $6 million, respectively.

The expected return on plan assets assumption used in accounting for our pension plans is determined by evaluating the mix of investments that comprise plan assets and external forecasts of future long-term investment returns. For 2004, the return on plan assets assumption for our U.S. defined benefit pension plans was 8.5%. We expect to use the same assumption for 2005. A reduction in the rate of return of 50 basis points, with other assumptions held constant, would increase 2005 net periodic pension expense by approximately $11 million.

As discussed in Note 1, “Summary of Significant Accounting Policies,” under Item 8 of this Form 10-K, the

2004 Annual Report and Form 10-K  ■  PPG Industries, Inc.

Management’s Discussion and Analysis

Company tests goodwill and identifiable intangible assets with indefinite lives for impairment at least annually by comparing the fair value of the reporting units to their carrying values. Fair values are estimated using discounted cash flow methodologies that are based on projections of the amounts and timing of future revenues and cash flows. Based on this testing, none of our goodwill was impaired as of Dec. 31, 2004; however the fair value of our fine chemicals business declined during 2004. As a result, some or all of the related goodwill of $28 million is at risk in 2005 for impairment should our projected growth in the business not occur. The excess of the fair value over the carrying value of our fiber glass business grew during 2004.

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

Currency

During 2004 and 2003, the U.S. dollar weakened against the currencies of most of the countries in which PPG operates, most notably against the euro, the British pound sterling and the Canadian dollar. The effects of translating the net assets of our operations denominated in non-U.S. currencies to the U.S. dollar increased consolidated net assets by $180 million and $328 million for the years ended Dec. 31, 2004 and 2003, respectively. In addition, the weaker U.S. dollar had a favorable impact on 2004 and 2003 pretax earnings of approximately $35 million and $50 million, respectively.

The euro and the British pound sterling strengthened against the U.S. dollar by 18% and 11%, respectively, during 2002. The effects of translating the net assets and net earnings of our operations denominated in these currencies to the U.S. dollar increased consolidated net assets by approximately $140 million but did not have a significant impact on the results of operations. This was offset, in part, by the continued devaluation of the Argentine peso, which reduced our net investment in Argentina by $39 million.

Research and Development

Innovation and technology have been a hallmark of our Company’s success throughout its history. Research and development costs totaled over 3% of sales in each of the past three years, representing a level of expenditure that we expect to continue in 2005. These costs include technology-driven improvements to our manufacturing processes and customer technical service, as well as the costs of developing new products. Because of our broad array of products and customers, we are not materially dependent upon any single technology platform.

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

2004 Annual Report and Form 10-K  ■  PPG Industries, Inc.

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

The following disclosures summarize PPG’s exposure to market risks and information regarding the use of and fair value of derivatives employed to manage our exposure to such risks. Quantitative sensitivity analyses have been provided to reflect how reasonable, unfavorable changes in market rates can impact PPG’s financial results, cash flows and financial condition.

Foreign currency forward and option contracts outstanding during 2004 and 2003 were used to hedge PPG’s exposure to foreign currency transaction and translation risk. The fair value of these contracts as of Dec. 31, 2004 and 2003 was not material. The potential reduction in PPG’s earnings resulting from the impact of adverse changes in exchange rates on the fair value of its outstanding foreign currency hedge contracts of 10% for European currencies and 20% for Asian and South American currencies would also not have been material.

PPG had non-U.S. dollar-denominated debt of $44 million and $28 million outstanding as of Dec. 31, 2004 and 2003, respectively. A weakening of the U.S. dollar by 10% against European currencies and by 20% against Asian and South American currencies would have resulted in unrealized translation losses of approximately $11 million and $7 million as of Dec. 31, 2004 and 2003, respectively.

Interest rate swaps are used to manage a portion of PPG’s interest rate risk and, as of Dec. 31, 2004 and 2003, the fair value of the interest rate swaps in place was an asset of $4 million and $9 million, respectively. The fair value of these swaps would have decreased by $9 million and $10 million as of Dec. 31, 2004 and 2003, respectively, if variable interest rates increased by 10%. A 10% increase in interest rates in the U.S., Canada, Mexico and Europe and a 20% increase in interest rates in Asia and South America would have affected PPG’s variable rate debt obligations by increasing interest expense by approximately $2 million and $1 million as of Dec. 31, 2004 and 2003, respectively. Further, a 10% reduction in interest rates would have increased the present value of the Company’s fixed rate debt by approximately $36 million and $40 million as of Dec. 31, 2004 and 2003, respectively. Such changes would not have had a material effect on PPG’s annual earnings or cash flows.

The fair value of natural gas swap contracts in place was a liability of $2 million and an asset of $3 million as of Dec. 31, 2004 and 2003, respectively. These contracts were entered into to reduce PPG’s exposure to rising prices of natural gas. A 10% reduction in the price of natural gas would result in a loss in the fair value of the underlying natural gas swap contracts outstanding as of Dec. 31, 2004 and 2003 of approximately $1 million and $3 million, respectively.

An equity forward arrangement was entered into to hedge the Company’s exposure to changes in fair value of its future obligation to contribute PPG stock into an asbestos settlement trust (see Note 9, “Derivative Financial Instruments” and Note 13, “Commitments and Contingent Liabilities,” under Item 8 of this Form 10-K). The fair value of this instrument as of Dec. 31, 2004 and 2003 was an asset of $19 million and $15 million, respectively. A 10% decrease in PPG’s stock price would have reduced the value of this instrument by $6 million, as of Dec. 31, 2004 and 2003.

2004 Annual Report and Form 10-K  ■  PPG Industries, Inc.

Financial and Operating Review

Item 8. Financial Statements and Supplementary Data

Internal Controls – Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

PPG Industries, Inc.:

We have audited management’s assessment, included in the accompanying Management Statement, that PPG Industries, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004 of the Company and our report dated February 17, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP

Pittsburgh, Pennsylvania

February 17, 2005

2004 Annual Report and Form 10-K  ■  PPG Industries, Inc.

Financial Statements – Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of PPG Industries, Inc.:

We have audited the accompanying consolidated balance sheets of PPG Industries, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in Item 15(b). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PPG Industries, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP

Pittsburgh, Pennsylvania

February 17, 2005

Management Statement

Responsibility for Preparation of the Financial Statements and Establishing and Maintaining Adequate Internal Control Over Financial Reporting

We are responsible for the preparation of the financial statements included in this Annual Report. The financial statements were prepared in accordance with accounting principles generally accepted in the United States of America and include amounts that are based on the best estimates and judgments of management. The other financial information contained in this Annual Report is consistent with the financial statements.

We are also responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is designed to provide reasonable assurance concerning the reliability of the financial data used in the preparation of PPG’s financial statements, as well as to safeguard the Company’s assets from unauthorized use or disposition.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement presentation.

We conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of Dec. 31, 2004. In making this evaluation, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Our evaluation included reviewing the documentation of our controls, evaluating the design effectiveness of our controls and testing their operating effectiveness. Based on this evaluation we believe that, as of Dec. 31, 2004, the Company’s internal controls over financial reporting were effective and provide reasonable assurance that the accompanying financial statements do not contain any material misstatement.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued their report on our evaluation of PPG’s internal control over financial reporting. Their report appears on page 26 of this Annual Report.

/s/ Raymond W. LeBoeuf

Raymond W. LeBoeuf

Chairman of the Board

and Chief Executive Officer

/s/ W. H. Hernandez

William H. Hernandez

Senior Vice President, Finance

February 17, 2005

2004 Annual Report and Form 10-K  ■  PPG Industries, Inc.

Statement of Income

	For the Year
(Millions, except per share amounts)	2004	2003	2002
Net sales	$9,513	$8,756	$8,067
Cost of sales	5,999	5,521	5,066
Gross profit	3,514	3,235	3,001
Other expenses (earnings)
Selling, general and administrative	1,715	1,578	1,419

Depreciation	357	365	366

Research and development - net (See Note 20)	303	290	273

Interest	90	107	128

Amortization (See Note 6)	31	29	32

Asbestos settlement - net (See Notes 9 and 13)	32	38	755

Business restructuring (See Note 2)	—	4	77

Other charges	54	84	74

Other earnings (See Note 17)	(131)	(103)	(95)
Total other expenses - net	2,451	2,392	3,029
Income (loss) before income taxes, minority interest and cumulative effect of accounting change	1,063	843	(28)
Income tax expense (benefit) (See Note 11)	322	293	(7)
Minority interest	58	50	39
Income (loss) before cumulative effect of accounting change	683	500	(60)
Cumulative effect of accounting change, net of tax (See Note 1)	—	(6)	(9)
Net income (loss)	$683	$494	$(69)

Earnings (loss) per common share (See Note 10)
Income (loss) before cumulative effect of accounting change	$3.98	$2.94	$(0.36)
Cumulative effect of accounting change, net of tax	—	(0.03)	(0.05)
Earnings (loss) per common share	$3.98	$2.91	$(0.41)

Earnings (loss) per common share - assuming dilution (See Note 10)
Income (loss) before cumulative effect of accounting change	$3.95	$2.92	$(0.36)
Cumulative effect of accounting change, net of tax	—	(0.03)	(0.05)
Earnings (loss) per common share - assuming dilution	$3.95	$2.89	$(0.41)

The accompanying notes to the financial statements are an integral part of this consolidated statement.

2004 Annual Report and Form 10-K  ■  PPG Industries, Inc.

Balance Sheet

	December 31
(Millions)	2004	2003
Assets
Current assets
Cash and cash equivalents	$709	$499

Receivables (See Note 3)	1,797	1,631

Inventories (See Note 3)	1,076	997

Deferred income taxes (See Note 11)	306	254

Other	166	156

Total current assets	4,054	3,537

Property (See Note 4)	7,855	7,620

Less accumulated depreciation	5,384	5,054

Property – net	2,471	2,566

Investments (See Note 5)	298	265

Goodwill (See Notes 1 and 6)	1,216	1,157

Identifiable intangible assets (See Notes 1 and 6)	497	495

Other assets (See Note 12)	396	404

Total	$8,932	$8,424

Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt and current portion of long-term debt (See Note 7)	$166	$327

Asbestos settlement (See Note 13)	404	308

Accounts payable and accrued liabilities (See Note 3)	1,651	1,504

Total current liabilities	2,221	2,139

Long-term debt (See Note 7)	1,184	1,339

Asbestos settlement (See Note 13)	440	500

Deferred income taxes (See Note 11)	145	88

Accrued pensions (See Note 12)	337	394

Other postretirement benefits (See Note 12)	556	532

Other liabilities (See Note 12)	381	384

Total liabilities	5,264	5,376

Commitments and contingent liabilities (See Note 13)

Minority interest	96	137

Shareholders’ equity (See Note 14)
Common stock	484	484

Additional paid-in capital	249	158

Retained earnings	6,776	6,399

Treasury stock, at cost	(3,455)	(3,428)

Unearned compensation (See Note 16)	(47)	(60)

Accumulated other comprehensive loss (See Note 15)	(435)	(642)

Total shareholders’ equity	3,572	2,911

Total	$8,932	$8,424

Shares outstanding were 172,001,795 and 170,926,639 as of Dec. 31, 2004 and 2003, respectively.

The accompanying notes to the financial statements are an integral part of this consolidated statement.

2004 Annual Report and Form 10-K  ■  PPG Industries, Inc.

Statement of Shareholders’ Equity

(Millions)	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Unearned Compensation (See Note 16)	Accumulated Other Comprehensive (Loss) Income (See Note 15)	Total
Balance, Jan. 1, 2002	$484	$109	$6,551	$(3,496)	$(108)	$(460)	$3,080

Net loss	—	—	(69)	—	—	—	(69)

Other comprehensive loss, net of tax	—	—	—	—	—	(641)	(641)

Cash dividends	—	—	(287)	—	—	—	(287)

Issuance of treasury stock	—	17	—	25	—	—	42

Repayment of loans by ESOP	—	—	—	—	23	—	23

Other	—	—	2	—	—	—	2

Balance, Dec. 31, 2002	484	126	6,197	(3,471)	(85)	(1,101)	2,150

Net income	—	—	494	—	—	—	494

Other comprehensive income, net of tax	—	—	—	—	—	459	459

Cash dividends	—	—	(294)	—	—	—	(294)

Issuance of treasury stock	—	32	—	43	—	—	75

Repayment of loans by ESOP	—	—	—	—	25	—	25

Other	—	—	2	—	—	—	2

Balance, Dec. 31, 2003	484	158	6,399	(3,428)	(60)	(642)	2,911

Net income	—	—	683	—	—	—	683

Other comprehensive income, net of tax	—	—	—	—	—	207	207

Cash dividends	—	—	(307)	—	—	—	(307)

Purchase of treasury stock	—	—	—	(100)	—	—	(100)

Issuance of treasury stock	—	63	—	73	—	—	136

Grant of stock options	—	28	—	—	—	—	28

Repayment of loans by ESOP	—	—	—	—	13	—	13

Other	—	—	1	—	—	—	1

Balance, Dec. 31, 2004	$484	$249	$6,776	$(3,455)	$(47)	$(435)	$3,572

Statement of Comprehensive Income

	For the Year
(Millions)	2004	2003	2002
Net income (loss)	$683	$494	$(69)

Other comprehensive income (loss), net of tax (See Note 15)
Unrealized currency translation adjustment	180	328	73

Minimum pension liability adjustment (See Note 12)	33	147	(726)

Unrealized (losses) gains on marketable equity securities	(3)	6	(5)

Reclassification adjustment – marketable equity securities	—	(9)	—

Net change – derivatives (See Note 9)	(3)	(13)	17

Other comprehensive income (loss), net of tax	207	459	(641)

Comprehensive income (loss)	$890	$953	$(710)

The accompanying notes to the financial statements are an integral part of these consolidated statements.

2004 Annual Report and Form 10-K  ■  PPG Industries, Inc.

Statement of Cash Flows

	For the Year
(Millions)	2004	2003	2002
Operating activities
Net income (loss)	$683	$494	$(69)

Adjustments to reconcile to cash from operations
Cumulative effect of accounting change (See Note 1)	—	6	9

Asbestos settlement, net of tax	19	23	484

Depreciation and amortization	388	394	398

Business restructuring	—	4	77

Restructuring cash spending	(3)	(33)	(63)

Bad debt expense	9	13	24

Equity affiliate (earnings) loss net of dividends	(14)	7	7

Reclassification adjustment – marketable equity securities	—	(9)	—

(Decrease) increase in net accrued pension benefit costs	(10)	102	27

Increase in receivables	(134)	(58)	(36)

(Increase) decrease in inventories	(45)	11	(9)

(Increase) decrease in other current assets	(25)	2	(44)

Increase in accounts payable and accrued liabilities	111	66	69

(Increase) decrease in noncurrent assets	(2)	39	9

Increase (decrease) in noncurrent liabilities	50	49	(34)

Other	(9)	13	23

Cash from operating activities	1,018	1,123	872

Investing activities
Capital spending
Additions to property and investments	(244)	(217)	(238)

Business acquisitions, net of cash balances acquired	(67)	(3)	(22)

Reductions of other property and investments	51	54	48

Cash used for investing activities	(260)	(166)	(212)

Financing activities
Net change in borrowings with maturities of three months or less	11	(252)	(287)

Proceeds from other short-term debt	27	10	62

Repayment of other short-term debt	(18)	(77)	(65)

Proceeds from long-term debt	7	3	6

Repayment of long-term debt	(339)	(69)	(139)

Repayment of loans by employee stock ownership plan	13	25	23

Purchase of treasury stock	(100)	—	—

Issuance of treasury stock	121	61	32

Dividends paid	(307)	(294)	(287)

Cash used for financing activities	(585)	(593)	(655)

Effect of currency exchange rate changes on cash and cash equivalents	37	18	4

Net increase in cash and cash equivalents	210	382	9

Cash and cash equivalents, beginning of year	499	117	108

Cash and cash equivalents, end of year	$709	$499	$117

The accompanying notes to the financial statements are an integral part of this consolidated statement.

2004 Annual Report and Form 10-K  ■  PPG Industries, Inc.

Notes to the Financial Statements

1. Summary of Significant Accounting Policies

Principles of consolidation

The accompanying consolidated financial statements include the accounts of PPG Industries, Inc. (“PPG” or the “Company”), and all subsidiaries, both U.S. and non-U.S., that we control. We own more than 50% of the voting stock of the subsidiaries that we control. Investments in companies in which we own 20% to 50% of the voting stock and have the ability to exercise significant influence over operating and financial policies of the investee are accounted for using the equity method of accounting. As a result, our share of the earnings or losses of such equity affiliates is included in the accompanying statement of income and our share of these companies’ shareholders’ equity is included in the accompanying balance sheet. Transactions between PPG and its subsidiaries are eliminated in consolidation.

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

Foreign currency translation

For all significant non-U.S. operations, the functional currency is their local currency. Assets and liabilities of those operations are translated into U.S. dollars using year end exchange rates; income and expenses are translated using the average exchange rates for the reporting period. Unrealized currency translation adjustments are deferred in accumulated other comprehensive income (loss), a separate component of shareholders’ equity.

Cash equivalents

Cash equivalents are highly liquid investments (valued at cost, which approximates fair value) acquired with an original maturity of three months or less.

Inventories

Most U.S. inventories are stated at cost, using the last-in, first-out (“LIFO”) method, which does not exceed market. All other inventories are stated at cost, using the first-in, first-out (“FIFO”) method, which does not exceed market. We determine cost using either average or standard factory costs, which approximate actual costs, excluding certain fixed costs such as depreciation and property taxes.

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

Effective Jan. 1, 2002, PPG adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” This standard changed the accounting for goodwill and certain

2004 Annual Report and Form 10-K  ■  PPG Industries, Inc.

Notes to the Financial Statements

other intangible assets from an amortization method to an impairment only approach. The standard also requires a reassessment of the useful lives of identifiable intangible assets other than goodwill and at least an annual test for impairment of goodwill and intangibles with indefinite lives. Note 6 provides additional information concerning goodwill and other identifiable intangible assets.

In accordance with the requirements of SFAS No. 142, the Company tested the goodwill attributable to each of our reporting units for impairment as of Jan. 1, 2002, and concluded that none of its goodwill was impaired. The Company’s reporting units are the major product lines comprising our reportable business segments. Fair value was estimated using discounted cash flow methodologies and market comparable information. The Company tests goodwill of each of our reporting units for impairment at least annually in connection with our strategic planning process in the third quarter.

In addition, the Company reassessed the useful lives of its identifiable intangible assets and determined that the lives were appropriate other than for the Company’s acquired trademarks, which were concluded to have indefinite useful lives. As a result, the Company ceased amortization of the cost of these trademarks as of Jan. 1, 2002. Also, in accordance with the requirements of SFAS No. 142, the Company tested each of these trademarks for impairment by comparing the fair value of each trademark to its carrying value as of Jan. 1, 2002. Fair value was estimated by using the relief from royalty method (a discounted cash flow methodology). Based on these impairment tests, PPG recognized an adjustment of $14 million ($9 million or $0.05 per share, net of tax) in the first quarter of 2002 to reduce the carrying value of certain trademarks within our coatings segment to their estimated fair value as the level of future cash flows from sales of certain brands was expected to be less than originally anticipated. Under SFAS No. 142, this impairment adjustment was reported as the cumulative effect of an accounting change in our first quarter 2002 income statement. The Company tests the carrying value of these trademarks for impairment at least annually in the third quarter.

Identifiable intangible assets with finite lives continue to be amortized on a straight-line basis over their estimated useful lives (3 to 25 years) and are reviewed for impairment whenever events or circumstances indicate that their carrying amount may not be recoverable.

Stock-based compensation

Effective Jan. 1, 2004, PPG adopted the fair value method of recording stock-based compensation, as defined in SFAS No. 123, “Accounting for Stock-Based Compensation,” for stock options awarded to employees after the date of adoption and for previously issued stock options that were not vested as of Jan. 1, 2004, using the modified prospective transition method. The adoption increased “Selling, general and administrative” expense by $20 million ($13 million, aftertax, or $0.07 per share) for the year ended Dec. 31, 2004. This impact reflects the fact that beginning in 2004 stock option grants under the PPG Stock Plan will vest three years after the date of grant. Previously, original grants of stock options under this plan vested after one year. Additionally, under the modified prospective transition method we recorded a deferred tax asset of $8 million and a corresponding increase to additional paid-in capital equal to the deferred tax benefit that would have been recognized in 2003 had compensation expense been recorded under the fair value provisions of SFAS No. 123 for options outstanding at the date of adoption but not fully vested.

Prior to Jan. 1, 2004, we applied Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for our stock options and other stock-based compensation. APB No. 25 required the use of the intrinsic value method, which measured compensation cost as the excess, if any, of the quoted market price of the stock at the measurement date over the amount an employee must pay to acquire the stock. The Company made disclosures of pro forma net earnings and earnings per share as if the fair-value-based method of accounting had been applied as required by SFAS No. 123, and as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (see Note 18).

Employee Stock Ownership Plan

We account for our employee stock ownership plan (“ESOP”) in accordance with Statement of Position (“SOP”) No. 93-6 for PPG common stock purchased after Dec. 31, 1992 (“new ESOP shares”). As permitted by SOP No. 93-6, shares purchased prior to Dec. 31, 1992 (“old ESOP shares”) continue to be accounted for in accordance with SOP No. 76-3. ESOP shares are released for future allocation to participants based on the ratio of debt service paid during the year on loans used by the ESOP to purchase the shares to the remaining debt service on these loans. These loans are a combination of borrowings guaranteed by PPG and borrowings by the ESOP directly from PPG. The ESOP’s borrowings from third parties are included in debt in our balance sheet (see Note 7). Unearned compensation, reflected as a reduction of shareholders’ equity, principally represents the unpaid balance of all of the ESOP’s loans. Dividends received by the ESOP are primarily used to pay debt service.

For old ESOP shares, compensation expense is equal to cash contributed to the ESOP by the Company less the appreciation on the allocated old ESOP shares. Cash contributions to the ESOP were reduced by $18 million, $26 million, and $20 million for the years ended Dec. 31, 2004, 2003 and 2002, respectively, for the appreciation on the old shares allocated to participants’ accounts. By Dec. 31, 2008, all old shares are expected to be allocated, after which all unallocated shares will be accounted for under the provisions of SOP No. 93-6. Dividends on old

2004 Annual Report and Form 10-K  ■  PPG Industries, Inc.

Notes to the Financial Statements

ESOP shares are deducted from retained earnings. Old ESOP shares are considered to be outstanding in computing earnings per common share. For new ESOP shares, compensation expense is equal to the Company’s matching contribution (see Note 16). Dividends on released new ESOP shares are deducted from retained earnings, and dividends on unreleased shares are reported as a reduction of debt or accrued interest. Only new ESOP shares that have been released are considered outstanding in computing earnings per common share.

Derivative financial instruments

The Company recognizes all derivative instruments as either assets or liabilities at fair value on the balance sheet. The accounting for changes in the fair value of a derivative depends on the use of the derivative. To the extent that a derivative is effective as a cash flow hedge of an exposure to future changes in value, the change in fair value of the derivative is deferred in other comprehensive income. Any portion considered to be ineffective will be reported in earnings immediately. To the extent that a derivative is effective as a hedge of an exposure to future changes in fair value, the change in the derivative’s fair value will be offset in the statement of income by the change in fair value of the item being hedged.

Product warranties

The Company accrues for product warranties at the time the products are sold based on historical claims experience. As of Dec. 31, 2004 and 2003, the reserve for product warranties was $3 million. Pretax charges against income for product warranties in 2004, 2003 and 2002 totaled $4 million, $5 million and $3 million, respectively. Cash outlays related to product warranties were $4 million, $5 million and $3 million in 2004, 2003 and 2002, respectively.

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

Adoption of this standard on Jan. 1, 2003 resulted in an increase in noncurrent assets, current liabilities and noncurrent liabilities of $4 million, $1 million and $9 million, respectively, and a cumulative effect adjustment reducing net income by $6 million aftertax, or $0.03 a share – assuming dilution. The change in the asset retirement obligation during 2004 was not material and the change during 2003 was approximately $1 million.

Other new accounting standards

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” Interpretation No. 46 requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks and rewards of ownership among their owners and other parties involved. The provisions of Interpretation No. 46 were applicable immediately to all variable interest entities created after Jan. 31, 2003, and variable interest entities in which an enterprise obtains an interest after that date. For variable interest entities created before this date, the provisions were initially effective July 1, 2003. PPG’s adoption of this interpretation in the third quarter of 2003 did not have a material effect on the Company’s results of operations or financial condition. In December 2003, the FASB issued a revision to Interpretation No. 46; however, it had no impact on PPG’s adoption.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” SFAS No. 151 requires the exclusion of certain costs from inventories and the allocation of fixed production overheads to inventories to be based on the normal capacity of the production facilities. The provisions of this Statement are effective for costs incurred after Dec. 31, 2005. We are currently in the process of evaluating the effect the adoption of this standard will have on PPG; however we do not expect it to have a material effect on PPG’s consolidated results of operations or financial position.

In December 2004, the FASB issued a revision to SFAS No. 123, “Share-Based Payments” which now requires that stock options be expensed based on their fair value. As discussed above, PPG began expensing stock options effective Jan. 1, 2004, and consequently our adoption of this revised Statement in 2005 is not expected to have a material impact on the Company’s results of operations or financial position.

Reclassifications

Certain amounts in the 2003 and 2002 financial statements have been reclassified to be consistent with the 2004 presentation.

2004 Annual Report and Form 10-K  ■  PPG Industries, Inc.

Notes to the Financial Statements

2. Acquisitions and Business Restructuring

During 2004, 2003, and 2002, the Company made acquisitions at a cost totaling $67 million, $3 million, and $22 million, respectively. The amount in 2004 relates primarily to the acquisition in the first quarter of the remaining one-third interest in PPG Iberica, S.A., a Spanish automotive and industrial coatings producer, for $61 million. The purchase price allocation resulted in an excess of purchase price over the fair value of net assets acquired, which has been reflected as an addition to goodwill.

In 2003, the Company recorded a charge of $6 million for restructuring actions related to our coatings and glass segments. This charge was for severance benefits for 93 employees. These actions were completed in 2004. Also in 2003, $2 million of the initial $81 million restructuring charge from 2002 described below, primarily related to the coatings segment, was reversed to income.

In 2002, the Company recorded a charge of $81 million for restructuring and other related activities comprised of $66 million for severance and other costs and $15 million for asset dispositions. The workforce reductions covered by this charge are complete; however, as of Dec. 31, 2004, $9 million of this reserve remained to be spent. This reserve relates to a group of approximately 75 employees in Europe, whose terminations have been concluded under a different social plan than was assumed when the reserve was recorded.

Under the terms of this social plan, severance payments will be paid to these 75 individuals through 2008. The details of this 2002 charge were as follows:

(Millions, except no. of employees)	Severance and Other Costs	Asset Dispositions	Total Charge	Employees Covered
Coatings	$62	$15	$77	1,004

Glass	1	—	1	22

Chemicals	1	—	1	20

Corporate	2	—	2	20

Total	$66	$15	$81	1,066

Activity	(57)	(15)	(72)	(1,066)

Balance as of Dec. 31, 2004	$9	$—	$9	—

During 2002 we paid $33 million for severance costs related to the pre-tax charge of $101 million taken in 2001 for restructuring actions and reversed to income $4 million of this charge. These actions were complete as of Dec. 31, 2002. Additionally, during 2003 and 2002, we paid $3 million and $2 million, respectively, related to remaining lease and other exit costs reserved in 2000 and 1999.

3. Working Capital Detail

(Millions)	2004	2003
Receivables
Customers	$1,675	$1,524

Other	161	152

Allowance for doubtful accounts	(39)	(45)

Total	$1,797	$1,631

Inventories(1)
Finished products	$635	$601

Work in process	118	111

Raw materials	192	157

Supplies	131	128

Total	$1,076	$997

Accounts payable and accrued liabilities
Trade creditors	$874	$745

Accrued payroll	300	264

Other postretirement and pension benefits	97	100

Income taxes	36	50

Other	344	345

Total	$1,651	$1,504

(1)	Inventories valued using the LIFO method comprised 55% and 59% of total gross inventory values as of Dec. 31, 2004 and 2003, respectively. If the first-in, first-out method of inventory valuation had been used, inventories would have been $167 million and $172 million higher as of Dec. 31, 2004 and 2003, respectively. During the years ended Dec. 31, 2004 and 2003, certain inventories accounted for on the LIFO method of accounting were reduced, which resulted in the liquidation of certain quantities carried at costs prevailing in prior years. The net effect on earnings of these liquidations was not material.

4. Property

(Millions)	Useful Lives (years)	2004	2003
Land and land improvements	10-30	$346	$332

Buildings	20-50	1,224	1,189

Machinery and equipment	5-25	5,707	5,572

Other	3-20	468	453

Construction in progress		110	74

Total(1)		$7,855	$7,620

(1)	Interest capitalized in both 2004 and 2003 was $3 million, and in 2002 was $5 million.

2004 Annual Report and Form 10-K  ■  PPG Industries, Inc.

Notes to the Financial Statements

5. Investments

(Millions)	2004	2003
Investments in equity affiliates	$171	$154

Marketable equity securities
Trading (See Note 12)	76	68

Available for sale	7	9

Other	44	34

Total	$298	$265

The Company’s investments in equity affiliates are comprised principally of fifty-percent ownership interests in a number of joint ventures that manufacture and sell coatings, glass and chemicals products, the most significant of which are located in Asia.

In addition, we have a fifty-percent ownership interest in RS Cogen, L.L.C., which in December 2002 commenced toll production of electricity and steam primarily for PPG and its joint venture partner. The joint venture was formed with a wholly owned subsidiary of Entergy Corporation in 2000 for the construction and operation of a $300 million process steam, natural gas-fired cogeneration facility in Lake Charles, La., the majority of which was financed by a syndicate of banks. PPG’s future commitment to purchase electricity and steam from the joint venture approximates $24 million per year subject to contractually defined inflation adjustments for the next eighteen years. The purchases for the years ended Dec. 31, 2004 and 2003 were $25 million and $27 million, respectively.

Summarized financial information of our equity affiliates on a 100 percent basis is as follows:

(Millions)		2004	2003
Working capital		$146	$135

Property, net		673	685

Short-term debt		(85)	(101)

Long-term debt		(352)	(364)

Other, net		12	4

Net assets		$394	$359

(Millions)	2004	2003	2002
Revenues	$622	$632	$580

Net earnings (loss)	$42	$(8)	$(2)

PPG’s share of undistributed net earnings of equity affiliates was $77 million and $63 million as of Dec. 31, 2004 and 2003, respectively. Dividends received from equity affiliates were $6 million, $3 million and $6 million in 2004, 2003 and 2002, respectively.

As of Dec. 31, 2004, there were unrealized losses of $2 million and as of Dec. 31, 2003 and 2002, there were unrealized gains of $3 million and $10 million, respectively, recorded in “Accumulated other comprehensive loss” in the accompanying balance sheet related to marketable securities available for sale.

During 2004, PPG sold certain of these investments resulting in recognition of pretax gains of $0.3 million and proceeds of $2 million. During 2003, PPG sold certain of these investments resulting in the recognition of pretax gains of $15 million and proceeds of $22 million.

6. Goodwill and Other Identifiable Intangible Assets

The change in the carrying amount of goodwill attributable to each business segment for the years ended Dec. 31, 2004 and 2003 was as follows:

(Millions)	Coatings	Glass	Chemicals	Total
Balance, Jan. 1, 2003	$948	$75	$24	$1,047

Currency translation	97	9	4	110

Balance, Dec. 31, 2003	1,045	84	28	1,157

Goodwill from acquisitions	9	—	—	9

Currency translation	43	5	2	50

Balance, Dec. 31, 2004	$1,097	$89	$30	$1,216

The carrying amount of acquired trademarks with indefinite lives as of Dec. 31, 2004 and 2003 totaled $144 million.

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and are detailed below.

	Dec. 31, 2004			Dec. 31, 2003
(Millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Acquired technology	$353	$(123)	$230	$352	$(104)	$248

Other	216	(93)	123	179	(76)	103

Balance	$569	$(216)	$353	$531	$(180)	$351

Aggregate amortization expense was $31 million, $29 million and $32 million in 2004, 2003 and 2002, respectively. The estimated future amortization expense of identifiable intangible assets during the next five years is (in millions) $31 in 2005, $29 in 2006, $29 in 2007, $25 in 2008 and $24 in 2009.

2004 Annual Report and Form 10-K  ■  PPG Industries, Inc.

Notes to the Financial Statements

7. Debt and Bank Credit Agreements and Leases

(Millions)	2004	2003
6 3/4% non-callable notes, due 2004	$—	$300

6 7/8% non-callable debentures, due 2005(1)	100	100

6 1/2% notes, due 2007(1)	150	150

7.05% notes, due 2009(1)	292	298

6 7/8% notes, due 2012(1)	100	100

7 3/8% notes, due 2016	146	149

6 7/8% notes, due 2017	74	74

7.4% notes, due 2019	198	199

9% non-callable debentures, due 2021	148	148

Impact of derivatives on debt(1)	19	28

ESOP notes(2)
Fixed-rate notes, weighted average 8.5%	21	26

Variable-rate notes, weighted average 1.9% as of Dec. 31, 2004	19	26

Various other U.S. debt, weighted average 2.1% as of Dec. 31, 2004	34	37

Various other non-U.S. debt, weighted average 6.0% as of Dec. 31, 2004	10	16

Capital lease obligations	4	1

Total	1,315	1,652

Less payments due within one year	131	313

Long-term debt	$1,184	$1,339

(1)	PPG entered into several interest rate swaps which have the effect of converting $643 million and $650 million as of Dec. 31, 2004 and 2003, respectively, of these fixed rate notes to variable rates, based on either the three-month or the six-month London Interbank Offered Rate (LIBOR). The weighted average effective interest rate for these borrowings, including the effects of the outstanding swaps was 3.9% and 4.2% for the years ended Dec. 31, 2004 and 2003, respectively. Refer to Notes 1 and 9 for additional information.
(2)	See Note 1 for discussion of ESOP borrowings. The fixed- and variable-rate notes mature in 2009 and require annual principal payments from 2005 to 2008.

Aggregate maturities during the next five years are (in millions) $131 in 2005, $10 in 2006, $157 in 2007, $6 in 2008 and $293 in 2009.

In May 2004, the Company renegotiated its U.S. credit agreements. The new facility is a $1 billion revolving credit facility that expires in 2009. The annual facility fee payable on the committed amount is 7 1/2 basis points. This facility is available for general corporate purposes and also to support PPG’s commercial paper programs in the U.S. and Europe. There also exists an $18 million revolving credit line, relating to a U.S. subsidiary of the Company, that expires in June 2005 and requires payment of annual fees equal to 10 basis points on the unused portion of the line. As of Dec. 31, 2004, no amounts were outstanding under any of these credit lines.

Our non-U.S. operations have other uncommitted lines of credit totaling $250 million of which $32 million was used as of Dec. 31, 2004. These uncommitted lines of credit are subject to cancellation at any time and are not subject to any commitment fees.

PPG is in compliance with the restrictive covenants under its various credit agreements, loan agreements and indentures. The Company’s revolving credit agreements, under which there are currently no borrowings, and a portion of PPG’s ESOP Notes, include financial ratio covenants. The most restrictive of these covenants requires that the amount of long-term senior debt outstanding not exceed 55% of the Company’s tangible net assets. As of Dec. 31, 2004, long-term senior debt was 23.7% of the Company’s tangible net assets. In the event of a breach of this covenant, each holder of the ESOP notes would have the right to require the Company to redeem the notes. Additionally, substantially all of our debt agreements contain customary cross-default provisions. Those provisions state that a default on a debt service payment of $10 million or more for longer than the grace period provided (usually 10 days) under one agreement may constitute an event of default of other agreements.

None of our primary debt obligations are secured or guaranteed by our affiliates.

As of Dec. 31, 2004 and 2003, the caption “Short-term debt and current portion of long-term debt” includes $35 million and $14 million, respectively, of other short-term borrowings. The weighted-average interest rates of short-term borrowings as of Dec. 31, 2004 and 2003, were 5.6% and 2.2%, respectively.

Interest payments in 2004, 2003 and 2002 totaled $101 million, $109 million and $137 million, respectively.

Rental expense for operating leases was $125 million, $134 million and $121 million in 2004, 2003 and 2002, respectively. Minimum lease commitments for operating leases that have initial or remaining lease terms in excess of one year as of Dec. 31, 2004, are (in millions) $75 in 2005, $60 in 2006, $43 in 2007, $32 in 2008, $23 in 2009 and $34 thereafter, which includes rent of approximately $12 million, per year, through 2010, and $6 million in 2011, related to the July 1999 sale-leaseback of our Pittsburgh headquarters complex.

The Company had outstanding letters of credit of $90 million and guarantees of $46 million as of Dec. 31, 2004. The letters of credit secure the Company’s performance to third parties under certain self-insurance programs and other commitments made in the ordinary course of business. The guarantees relate primarily to debt of certain entities in which PPG has an ownership interest and selected customers of certain of our businesses of which a portion is secured by the assets of the related entity. The Company does not believe any loss related to these letters of credit or guarantees is likely.

2004 Annual Report and Form 10-K  ■  PPG Industries, Inc.

Notes to the Financial Statements

8. Financial Instruments, Excluding Derivative Financial Instruments

Included in PPG’s financial instrument portfolio are cash and cash equivalents, marketable equity securities, company-owned life insurance and short- and long-term debt instruments. The most significant instrument, long-term debt (excluding capital lease obligations), had carrying and fair values totaling $1,311 million and $1,441 million, respectively, as of Dec. 31, 2004. The corresponding amounts as of Dec. 31, 2003, were $1,651 million and $1,767 million, respectively. The fair values of the other financial instruments approximated their carrying values, in the aggregate.

The fair values of the debt instruments were based on discounted cash flows and interest rates available to the Company for instruments of the same remaining maturities.

9. Derivative Financial Instruments

PPG’s policies do not permit speculative use of derivative financial instruments. PPG uses derivative instruments to manage its exposure to fluctuating natural gas prices through the use of natural gas swap contracts. PPG also uses forward currency and option contracts as hedges against its exposure to variability in exchange rates on short-term intercompany borrowings and cash flows denominated in foreign currencies and to translation risk. Interest rate swaps are used to manage the Company’s exposure to changing interest rates. We also use an equity forward arrangement to hedge a portion of our exposure to changes in the fair value of PPG stock that is to be contributed to the asbestos settlement trust as discussed in Note 13.

PPG enters into derivative financial instruments with high credit quality counterparties and diversifies its positions among such counterparties in order to reduce its exposure to credit losses. The Company has not experienced any credit losses on derivatives during the three-year period ended Dec. 31, 2004.

PPG manages its foreign currency transaction risk to minimize the volatility of cash flows caused by currency fluctuations by forecasting foreign currency-denominated cash flows of each subsidiary for a 12-month period and aggregating these cash inflows and outflows in each currency to determine the overall net transaction exposures. Decisions on whether to use derivative financial instruments to hedge the net transaction exposures are made based on the amount of those exposures, by currency, and an assessment of the near-term outlook for each currency. The Company’s policy permits the use of foreign currency forward and option contracts to hedge up to 70% of its anticipated net foreign currency cash flows over the next 12-month period. These contracts do not qualify for hedge accounting under the provisions of SFAS No. 133; therefore, the change in the fair value of these instruments is recorded in “Other charges” in the accompanying statement of income in the period of change. The amounts recorded in earnings for the years ended Dec. 31, 2004, 2003 and 2002 were losses of $1 million, $5 million and $3 million, respectively. The fair value of these contracts was not material as of Dec. 31, 2004 and 2003.

The sales, costs, assets and liabilities of our non-U.S. operations must be reported in U.S. dollars in order to prepare consolidated financial statements which gives rise to translation risk. The Company monitors its exposure to translation risk and enters into derivative foreign currency contracts to hedge its exposure, as deemed appropriate. This risk management strategy does not qualify for hedge accounting under the provisions of SFAS No. 133; therefore, changes in the fair value of these instruments are recorded in “Other charges” in the accompanying statement of income in the period of change. No derivative instruments were acquired to hedge translation risk during 2004 or 2002. A loss of $1 million was recorded for the year ended Dec. 31, 2003.

In 2004, the Company entered into a foreign currency contract to hedge a portion of a net investment in a foreign operation. An unrealized currency translation adjustment of $5 million from the deferred loss on this contract is recorded in accumulated other comprehensive income.

PPG designates forward currency contracts as hedges against the Company’s exposure to variability in exchange rates on short-term intercompany borrowings denominated in foreign currencies. To the extent effective, changes in the fair value of these instruments are deferred in accumulated other comprehensive income and subsequently reclassified to “Other charges” in the accompanying statement of income as foreign exchange gains and losses are recognized on the related intercompany borrowings. The portion of the change in fair value considered to be ineffective is recognized in “Other charges” in the accompanying statement of income. The amounts recorded in earnings for the years ended Dec. 31, 2004, 2003 and 2002, were losses of $5 million, $4 million and $2 million, respectively. The fair value of these contracts was an asset of $2 million and $1 million as of Dec. 31, 2004 and 2003, respectively.

The Company manages its interest rate risk by balancing its exposure to fixed and variable rates while attempting to minimize its interest costs. Generally, the Company maintains variable interest rate debt at a level of 25% to 50% of total borrowings. PPG principally manages its fixed and variable interest rate risk by retiring and issuing debt from time to time. PPG also manages its interest rate risk through the use of interest rate swaps. Currently, these swaps convert $643 million of fixed rate debt to variable rate debt and are designated as fair value hedges. As such, the swaps are carried at fair value. Changes in the fair value of these swaps and that of the related debt are recorded in “Interest expense” in the accompanying statement of income, the net of which is zero. The fair value of these contracts was an asset of $4 million and $9 million as of Dec. 31, 2004 and 2003, respectively.

2004 Annual Report and Form 10-K  ■  PPG Industries, Inc.

Notes to the Financial Statements

The Company uses derivative instruments to manage its exposure to fluctuating natural gas prices through the use of natural gas swap contracts. These instruments mature over the next twelve months. To the extent that these instruments are effective in hedging PPG’s exposure to price changes, changes in the fair values of the hedge contracts are deferred in accumulated other comprehensive income and reclassified to cost of sales as the natural gas is purchased. The amount of ineffectiveness, which is reported in “Cost of sales” in the accompanying statement of income for the year ended Dec. 31, 2004, was $1 million of expense and for the years ended Dec. 31, 2003 and 2002 was $1 million of income. The fair value of these contracts was a liability of $2 million and an asset of $3 million as of Dec. 31, 2004 and 2003, respectively.

In November 2002, PPG entered into a one-year renewable equity forward arrangement with a bank in order to partially mitigate the impact of changes in the fair value of PPG stock that is to be contributed to the asbestos settlement trust as discussed in Note 13. This instrument, which has been renewed, is recorded at fair value as an asset or liability and changes in the fair value of this instrument are reflected in “Asbestos settlement – net” in the accompanying statement of income. As of Dec. 31, 2004 and 2003, PPG had recorded a current asset of $19 million and $15 million, respectively, and recognized income of $4 million, $14 million and $1 million for the years ended Dec. 31, 2004, 2003 and 2002, respectively.

In accordance with the terms of this instrument the bank had purchased 504,900 shares of PPG stock on the open market at a cost of $24 million through Dec. 31, 2002, and during the first quarter of 2003 the bank purchased an additional 400,000 shares at a cost of $19 million, for a total principal amount of $43 million. PPG will pay to the bank interest based on the principal amount and the bank will pay to PPG an amount equal to the dividends paid on these shares during the period this instrument is outstanding. The difference between the principal amount, and any amounts related to unpaid interest or dividends, and the current market price for these shares will represent the fair value of the instrument as well as the amount that PPG would pay or receive if the bank chose to net settle the instrument. Alternatively, the bank may, at its option, require PPG to purchase the shares covered by the arrangement at the market price on the date of settlement.

No derivative instrument initially designated as a hedge instrument was undesignated or discontinued as a hedging instrument during 2004 or 2003. For the year ended Dec. 31, 2004, other comprehensive income included a net loss due to derivatives of $3 million, net of tax. This loss was comprised of realized gains of $5 million and unrealized gains of $2 million. The realized gains related to the settlement during the period of natural gas and foreign currency contracts offset in part by the settlement of interest rate swaps owned by one of the Company’s investees accounted for under the equity method of accounting. The unrealized gains related to these same instruments. For the year ended Dec. 31, 2003, other comprehensive income included a net loss of $13 million, net of tax. This loss was comprised of realized gains of $28 million and unrealized gains of $15 million. The realized gains related to the settlement during the period of natural gas and foreign currency contracts. The unrealized gains during the period related primarily to the change in fair value of the natural gas contracts.

The fair values of all outstanding derivative instruments were determined using quoted market prices.

10. Earnings Per Common Share

The earnings (loss) per common share calculations for the three years ended Dec. 31, 2004 are as follows:

(Millions, except per share amounts)	2004	2003	2002
Earnings (loss) per common share
Net income (loss)	$683	$494	$(69)

Weighted average common shares outstanding	171.7	169.9	169.1

Earnings (loss) per common share	$3.98	$2.91	$(0.41)

Earnings (loss) per common share – assuming dilution
Net income (loss)	$683	$494	$(69)

Weighted average common shares outstanding	171.7	169.9	169.1

Effect of dilutive securities
Stock options	0.7	0.2	0.2

Other stock compensation plans	0.6	0.8	0.6

Potentially dilutive common shares	1.3	1.0	0.8

Adjusted weighted average common shares outstanding	173.0	170.9	169.9

Earnings (loss) per common share – assuming dilution	$3.95	$2.89	$(0.41)

There were 4.7 million, 8.7 million and 9.3 million stock options excluded in 2004, 2003 and 2002, respectively, from the computation of diluted earnings per common share due to their anti-dilutive effect.

2004 Annual Report and Form 10-K  ■  PPG Industries, Inc.

Notes to the Financial Statements

11. Income Taxes

The following table presents a reconciliation of the statutory U.S. corporate federal income tax rate to our effective income tax rate:

(Percent of Pretax Income)	2004	2003	2002
U.S. federal income tax rate	35.00%	35.00%	35.00%
Changes in rate due to:
State and local taxes – U.S.	1.23	1.10	2.09

Taxes on non-U.S. earnings	(3.56)	(1.44)	(1.08)

ESOP dividends	(1.08)	(1.45)	(1.73)

Other	(1.30)	1.55	2.03

Effective income tax rate(1)	30.29%	34.76%	36.31%

(1)	For 2002, the reconciliation is based on amounts that exclude the asbestos settlement charge of $755 million and the related tax benefit of $271 million in order to present information that is consistent with the amounts for 2004 and 2003. The 2002 effective tax rate including the impact of the asbestos settlement charge was (25.00)%.

Since 2002, the trend of our effective income tax rate has been downward reflecting an improvement in the geographical mix of non-U.S. earnings combined with declining non-U.S. statutory income tax rates. Additionally, the reduction in the rate in 2004 reflects the benefit of the subsidy offered pursuant to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (see Note 12) not being subject to tax and the favorable resolution during 2004 of matters related to two open U.S. federal income tax years, which impacts are presented as “other” in the rate reconciliation above.

Income before income taxes of our non-U.S. operations for 2004, 2003 and 2002 was $382 million, $327 million and $199 million, respectively.

The following table gives details of income tax expense (benefit) reported in the accompanying statement of income.

(Millions)	2004	2003	2002
Current income taxes
U.S. federal	$193	$178	$182

Non-U.S.	114	105	73

State and local – U.S.	34	28	19
Total current	341	311	274
Deferred income taxes
U.S. federal	(16)	(19)	(264)

Non-U.S.	2	8	(8)

State and local – U.S.	(5)	(7)	(9)
Total deferred	(19)	(18)	(281)
Total	$322	$293	$(7)

Income tax payments in 2004, 2003 and 2002 totaled $326 million, $289 million and $276 million, respectively.

Net deferred income tax assets and liabilities as of Dec. 31, 2004 and 2003, are as follows:

(Millions)	2004	2003
Deferred income tax assets related to
Employee benefits	$431	$432

Contingent and accrued liabilities	391	378

Operating loss and other carryforwards	92	78

Inventories	16	19

Property	18	20

Other	40	43

Valuation allowance	(63)	(59)

Total	925	911

Deferred income tax liabilities related to
Property	429	422

Intangibles	185	162

Employee benefits	51	45

Other	46	39

Total	711	668

Deferred income tax assets – net	$214	$243

As of Dec. 31, 2004, subsidiaries of the Company had available net operating loss carryforwards of approximately $216 million for income tax purposes, of which approximately $192 million has an indefinite expiration. The remaining $24 million expires between the years 2005 and 2021. A valuation allowance has been established for carry-forwards where the ability to utilize them is not likely.

No deferred U.S. income taxes have been provided on certain undistributed earnings of non-U.S. subsidiaries, which amounted to $1,601 million as of Dec. 31, 2004 and $1,259 million as of Dec. 31, 2003. These earnings are considered to be reinvested for an indefinite period of time or will be repatriated when it is tax effective to do so. It is not practicable to determine the deferred tax liability on these undistributed earnings. We are in the process of evaluating the impact of the provisions of the American Jobs Creation Act of 2004 dealing with the limited opportunity in 2005 to repatriate some of these undistributed earnings at a U.S. tax cost that may be lower than the normal tax cost on such distributions. We are awaiting final guidance from the Internal Revenue Service (“IRS”) to complete that evaluation, which may result in our decision to remit a portion of these undistributed earnings in 2005; however, we cannot currently estimate the amount of such distribution that may be reasonably possible.

The determination of annual income tax expense takes into consideration amounts which may be needed to cover exposures for open tax years. In 2004, the Company resolved all matters with the IRS related to its federal income tax returns for the years 1999 and 2000. In 2002, the Company resolved all matters with the IRS related to its federal income tax returns for the years 1994 to 1998,

2004 Annual Report and Form 10-K  ■  PPG Industries, Inc.

Notes to the Financial Statements

including matters that were on appeal related to the 1994 to 1996 tax returns. In connection with the resolution of these matters, the Company surrendered in July 2002 certain company-owned life insurance policies and received proceeds of $32 million, which are included in “Reductions of other property and investments” in the investing activities section in the accompanying statement of cash flows. The Company does not expect any material impact on earnings to result from the resolution of matters related to open tax years, however, actual settlements may differ from amounts accrued.

12. Pensions and Other Postretirement Benefits

We have defined benefit pension plans that cover certain employees worldwide. PPG also sponsors defined benefit plans that provide postretirement medical and life insurance benefits for certain U.S. and Canadian employees and their dependents. These programs require retiree contributions based on retiree-selected coverage levels for certain retirees and their dependents and provide for sharing of future benefit cost increases between PPG and participants based on management discretion. The Company has the right to modify or terminate certain of these defined benefit plans in the future. Salaried and certain hourly employees hired on or after Oct. 1, 2004, are not eligible for postretirement medical benefits.

On Dec. 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Act”) was signed into law. The Medicare Act introduces a prescription drug benefit under Medicare (“Medicare Part D”) that provides several options for Medicare eligible participants and employers, including a federal subsidy payable to companies that elect to provide a retiree prescription drug benefit which is at least actuarially equivalent to Medicare Part D. During the third quarter of 2004, PPG concluded its evaluation of the provisions of the Medicare Act and decided to maintain its retiree prescription drug program and to take the subsidy available under the Medicare Act. The impact of the Medicare Act was accounted for in accordance with FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” effective Jan. 1, 2004. In addition, the plan was amended Sept. 1, 2004, to provide that PPG will determine the extent to which future increases in the cost of its retiree medical and prescription drug programs will be shared by certain retirees. These changes resulted in a reduction in the accumulated postretirement benefit obligation of $140 million and net periodic other postretirement benefit cost of $19 million, or $0.11 a share, for the year ended Dec. 31, 2004. The service cost, interest cost, amortization of actuarial losses and amortization of prior service cost components of net periodic other postretirement benefit cost were reduced by $3 million, $7 million, $7 million and $2 million, respectively, for the year ended Dec. 31, 2004.

The following table sets forth the changes in projected benefit obligations (as calculated by our actuaries as of Dec. 31), plan assets, the funded status and the amounts recognized in our balance sheet for our defined benefit pension and other postretirement benefit plans:

	Pensions		Other Postretirement Benefits
(Millions)	2004	2003	2004	2003
Projected benefit obligation, Jan. 1	$3,065	$2,719	$1,135	$993

Service cost	65	60	22	23

Interest cost	182	173	62	65

Plan amendments	2	11	(60)	(37)

Actuarial losses (gains)	122	180	(2)	174

Benefits paid	(178)	(170)	(89)	(93)

Foreign currency translation adjustments	57	94	5	10

Other	3	(2)	—	—

Projected benefit obligation, Dec. 31	$3,318	$3,065	$1,073	$1,135

Market value of plan assets, Jan. 1	$2,480	$2,030

Actual return on plan assets	286	480

Company contributions	140	63

Participant contributions	2	1

Benefits paid	(167)	(158)

Plan expenses and other – net	(3)	(3)

Foreign currency translation adjustments	44	67

Market value of plan assets, Dec. 31	$2,782	$2,480

Funded status	$(536)	$(585)	$(1,073)	$(1,135)

Accumulated unrecognized:
Actuarial losses	1,263	1,275	499	527

Prior service cost	81	97	(70)	(16)

Additional pension liability	(1,017)	(1,095)	—	—

Net accrued benefit cost	$(209)	$(308)	$(644)	$(624)

In 2004 and 2003, we made voluntary contributions to our U.S. defined benefit pension plans of $100 million and $22 million, respectively, and contributions to our non-U.S. defined benefit pension plans of $40 million and $41 million, respectively, some of which were required by local funding requirements. Despite the underfunded status of our U.S. defined benefit pension plans our current forecast under existing U.S. pension funding regulations is that with available funding credits, there will be no required contribution to the U.S. plans until 2008, at the earliest, even if our plan assets remain at December 2004 levels. However, we may make voluntary contributions to our U.S. plans and we expect to make mandatory contributions to our non-U.S. plans in 2005 of approximately $20 million.

The estimated pension benefits to be paid under our defined benefit pension plans during the next five years

2004 Annual Report and Form 10-K  ■  PPG Industries, Inc.

Notes to the Financial Statements

are (in millions) $179 in 2005, $180 in 2006, $180 in 2007, $185 in 2008 and $188 in 2009 and are expected to aggregate $1,027 million for the five years thereafter. The estimated other postretirement benefits to be paid during the next five years are (in millions) $89 in 2005, $87 in 2006, $79 in 2007, $79 in 2008 and $80 in 2009 and are expected to aggregate $411 million for the five years thereafter. These amounts are net of the expected subsidy to be received under the Medicare Act beginning in 2007 which will be approximately $9 million per year.

The accumulated unrecognized actuarial losses for pensions relate primarily to the actual return on plan assets being less than the expected return on plan assets and the decline in the discount rate. The accumulated unrecognized actuarial losses for other postretirement benefits relate primarily to actual healthcare costs increasing at a higher rate than assumed and the decline in the discount rate. The increase in the accumulated unrecognized actuarial losses for both pension and other postretirement benefits have occurred primarily since 2001. Since the accumulated unrecognized actuarial losses exceed 10% of the higher of the market value of plan assets or the projected benefit obligation (“PBO”) at the beginning of the year, amortization of such excess over a period of 6 to 13 years has been included in net periodic benefit costs for pension and other postretirement benefits in each of the last three years.

The following summarizes the current and noncurrent assets and liabilities recognized in the accompanying balance sheet for these plans:

	Pensions		Other Postretirement Benefits
(Millions)	2004	2003	2004	2003
Prepaid benefit cost	$129	$87	$—	$—

Accrued benefit cost	(338)	(395)	(644)	(624)

Net accrued benefit cost	$(209)	$(308)	$(644)	$(624)

The PBO is the actuarial present value of benefits attributable to employee service rendered to date, including the effects of estimated future pay increases. The accumulated benefit obligation (“ABO”) also reflects the actuarial present value of benefits attributable to employee service rendered to date, but does not include the effects of estimated future pay increases. In order to measure the funded status for financial accounting purposes, the ABO is compared to the market value of plan assets and amounts accrued for such benefits in the balance sheet.

The ABO as of Dec. 31, 2004 and 2003 was $3,082 million and $2,844 million, respectively. The following summarizes the funded status of those pension plans that were under-funded on an ABO basis as of Dec. 31, 2004 and 2003:

(Millions)	2004	2003
PBO	$3,074	$2,810

ABO	2,851	2,620

Market value of plan assets	2,532	2,245

The ABO exceeds the market value of plan assets for these plans as of Dec. 31, 2004 and 2003 by $319 million and $375 million, respectively. After considering amounts already accrued for these plans, the minimum pension liability, which is included in “Accrued pensions “ in the accompanying balance sheet, was $181 million and $255 million as of Dec. 31, 2004 and 2003, respectively.

The following reflects the balance sheet impact of the 2004 minimum pension liability adjustment:

(Millions)	2004	2004 Adjustment	2003
Other assets	$70	$(24)	$94

Accumulated other comprehensive loss	595	(33)	628

Deferred income taxes	352	(21)	373

Prepaid benefit cost	(836)	4	(840)

Minimum pension liability	$(181)	$74	$(255)

“Accrued pensions” in the accompanying balance sheet includes $8 million and $7 million, as of Dec. 31, 2004 and 2003, respectively, for defined contribution plans.

Net periodic benefit cost for the three years ended Dec. 31, 2004, includes the following:

	Pensions			Other Postretirement Benefits
(Millions)	2004	2003	2002	2004	2003	2002
Service cost	$65	$60	$54	$22	$23	$17

Interest cost	182	173	165	62	65	58

Expected return on plan assets	(208)	(173)	(224)	—	—	—

Amortization of transition assets	—	—	(4)	—	—	—

Amortization of prior service cost	20	18	18	(6)	1	3

Amortization of actuarial losses	81	98	45	28	26	13

Net periodic benefit cost	$140	$176	$54	$106	$115	$91

Net periodic benefit cost is included in “Cost of sales,” “Selling, general and administrative” and “Research and development” in the accompanying statement of income.

2004 Annual Report and Form 10-K  ■  PPG Industries, Inc.

Notes to the Financial Statements

In determining net periodic benefit cost, unrecognized prior service costs are amortized over periods ranging from 6 to 13 years.

The following weighted average assumptions were used to determine the benefit obligations for our defined benefit pension and other postretirement plans as of Dec. 31, 2004 and 2003:

	2004	2003
Discount rate	5.9%	6.1%
Rate of compensation increase	4.0%	4.0%

The following weighted average assumptions were used to determine the net periodic benefit cost for our defined benefit pension and other postretirement benefit plans for the three years ended Dec. 31, 2004:

	2004	2003	2002
Discount rate	6.1%	6.5%	7.0%
Expected return on assets	8.4%	8.4%	9.5%
Rate of compensation increase	4.0%	4.1%	4.1%

These assumptions are reviewed on an annual basis. In determining the expected return on plan asset assumption, the Company evaluates the mix of investments that comprise plan assets and external forecasts of future long-term investment returns. The expected return on plan assets assumption to be used in determining 2005 net periodic pension expense will be 8.50% for the U.S. plans.

The following summarizes the target pension plan asset allocation as of Dec. 31, 2004, and the actual pension plan asset allocations as of Dec. 31, 2004 and 2003:

	Target Asset Allocation as of	Percentage of Plan Assets
Asset Category	Dec. 31, 2004	2004	2003
Equity securities	50-75%	69%	73%
Debt securities	25-50%	27%	25%
Real estate	0-5%	4%	2%

The pension plan assets are invested with the objective of maximizing long-term returns while minimizing material losses in order to meet future benefit obligations when they come due.

The weighted-average medical healthcare cost trend rate used was 12.0% for 2004 declining to 4.5% in the year 2008. For 2005, the weighted-average medical healthcare cost trend rate used will be 10.5% declining to 4.75% in the year 2010. These assumptions are reviewed on an annual basis. In selecting rates for current and long-term health care assumptions, the Company takes into consideration a number of factors including the Company’s actual health care cost increases, the design of the Company’s benefit programs, the demographics of the Company’s active and retiree populations and expectations of future medical cost inflation rates. If these 2005 trend rates were increased or decreased by one percentage point per year, such increases or decreases would have the following effects:

	One-Percentage Point
(Millions)	Increase	Decrease
Increase (decrease) in the aggregate of service and interest cost components	$9	$(7)
Increase (decrease) in the benefit obligation	$82	$(74)

The Company also incurred costs for multi-employer pension plans of $1 million, $2 million, and $1 million in 2004, 2003 and 2002, respectively. Multi-employer healthcare costs totaled $1 million in each of the years 2004, 2003 and 2002.

The Company has a deferred compensation plan for certain key managers which allows them to defer a portion of their compensation in a phantom PPG stock account or other phantom investment accounts. The amount deferred earns a return based on the investment options selected by the participant. The amount owed to participants is an unfunded and unsecured general obligation of the Company. Upon retirement, death, disability or termination of employment, the compensation deferred and related accumulated earnings are distributed in accordance with the participant’s election in cash or in PPG stock, based on the accounts selected by the participant.

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

The cost of the deferred compensation plan, comprised of dividend equivalents accrued on the phantom PPG stock account, investment income and the change in market value of the liability, was expense in 2004 and 2003 of $8 million and $13 million, respectively, and income of $9 million in 2002. These amounts are included in “Selling, general and administrative” in the accompanying statement of income. The change in market value of the investment portfolio in 2004 and 2003 was income of $8 million and $13 million, respectively, and expense of $10 million in 2002 and is also included in “Selling, general and administrative.”

The Company’s obligations under this plan, which are included in “Other liabilities” in the accompanying balance sheet, were $109 million and $100 million as of Dec. 31, 2004 and 2003, respectively, and the investments in marketable securities, which are included in “Investments” in the accompanying balance sheet, were

2004 Annual Report and Form 10-K  ■  PPG Industries, Inc.

Notes to the Financial Statements

$76 million and $68 million as of Dec. 31, 2004 and 2003, respectively.

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

The Company has been named as a defendant, along with various other co-defendants, in a number of antitrust lawsuits filed in federal and state courts. These suits allege that PPG acted with competitors to fix prices and allocate markets in the flat glass and automotive refinish industries.

Twenty-nine glass antitrust cases were filed in federal courts, all of which have been consolidated in the U.S. District Court for the Western District of Pennsylvania located in Pittsburgh, Pa. The Court has ruled that the case may proceed as a class action. Similar state court actions are inactive pending resolution of the federal proceedings. All of the initial defendants in the glass class action antitrust case, other than PPG, have entered into settlement agreements with the plaintiffs. On May 29, 2003, the Court granted PPG’s motion for summary judgment dismissing the claims against PPG in the glass class action antitrust case. The plaintiffs in that case appealed that order to the U.S. Third Circuit Court of Appeals. On Sept. 30, 2004, the U.S. Third Circuit Court of Appeals affirmed in part and reversed in part the dismissal of PPG and remanded the case for further proceedings. PPG has since petitioned the U.S. Supreme Court for permission to appeal the decision of the U.S. Third Circuit Court of Appeals. If the U.S. Supreme Court rejects PPG’s petition for review, the case will likely proceed to trial in 2006.

In addition, approximately 60 cases alleging antitrust violations in the automotive refinish industry have been filed in various state and federal jurisdictions. The approximately 55 federal cases have been consolidated as a class action in the U.S. District Court for the Eastern District of Pennsylvania located in Philadelphia, Pa. Certain of the defendants in the federal automotive refinish case have settled. This case is still at an early stage and discovery is continuing with the remaining defendants. Except for a case in California and a recently filed case in Vermont, the state automotive refinish cases have either been stayed pending resolution of the federal proceedings or have been dismissed.

The plaintiffs in these various antitrust cases are seeking economic and treble damages as well as injunctive relief. PPG believes it has meritorious defenses in these antitrust lawsuits.

The Company has been a defendant since April 1994 in a suit filed by Marvin Windows and Doors (“Marvin”) alleging numerous claims, including breach of warranty. All of the plaintiff’s claims, other than breach of warranty, were dismissed. However, on Feb. 14, 2002, a federal jury awarded Marvin $136 million on the remaining claim. Subsequently, the court added $20 million for pre-judgment interest bringing the total judgment to $156 million. PPG has appealed that judgment. The appeals court heard the parties’ arguments on June 9, 2003, but has not yet rendered its decision. Interest will be added to the $156 million judgment against PPG during the appeals process. As of Dec. 31, 2004, the amount of the total judgment against PPG, including interest, was approximately $166 million. PPG believes it has meritorious defenses to the plaintiff’s claims and has reasonable prospects of prevailing on appeal.

For over thirty years, PPG has been a defendant in lawsuits involving claims alleging personal injury from exposure to asbestos. As of Dec. 31, 2004, PPG was one of many defendants in numerous asbestos-related lawsuits involving approximately 116,000 claims. Most of PPG’s potential exposure relates to allegations by plaintiffs that PPG should be liable for injuries involving asbestos-containing thermal insulation products manufactured and distributed by Pittsburgh Corning Corporation (“PC”). PPG and Corning Incorporated are each 50% shareholders of PC. PPG has denied responsibility for, and has defended, all claims for any injuries caused by PC products.

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

2004 Annual Report and Form 10-K  ■  PPG Industries, Inc.

Notes to the Financial Statements

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

On May 14, 2002, PPG announced that it had agreed with several other parties, including certain of its insurance carriers, the official committee representing asbestos claimants in the PC bankruptcy, and the legal representatives of future asbestos claimants appointed in the PC bankruptcy, on the terms of a settlement arrangement relating to asbestos claims against PPG and PC (the “PPG Settlement Arrangement”).

On March 28, 2003, Corning Incorporated announced that it had separately reached its own arrangement with the representatives of asbestos claimants for the settlement of certain asbestos claims that might arise from PC products or operations (the “Corning Settlement Arrangement”).

The terms of the PPG Settlement Arrangement and the Corning Settlement Arrangement have been incorporated into a bankruptcy reorganization plan for PC along with a disclosure statement describing the plan, which PC filed with the Bankruptcy Court on April 30, 2003. Amendments to the plan and disclosure statement were filed on Aug. 18 and Nov. 20, 2003. Creditors and other parties with an interest in the bankruptcy proceeding were entitled to file objections to the disclosure statement and the plan of reorganization, and a few parties filed objections. On Nov. 26, 2003, after considering objections to the second amended disclosure statement and plan of reorganization, the Bankruptcy Court entered an order approving such disclosure statement and directing that it be sent to creditors, including asbestos claimants, for voting. The Bankruptcy Court established March 2, 2004 as the deadline for receipt of votes. In order to approve the plan, at least two-thirds in amount and more than one-half in number of the allowed creditors in a given class must vote in favor of the plan, and for a plan to contain a channeling injunction for present and future asbestos claims under §524(g) of the Bankruptcy Code, as described below, seventy-five percent of the asbestos claimants voting must vote in favor of the plan. On March 16, 2004, notice was received that the plan of reorganization received the required votes to approve the plan with a channeling injunction. From May 3-7, 2004, the Bankruptcy Court judge conducted a hearing regarding the fairness of the settlement, including whether the plan would be fair with respect to present and future claimants, whether such claimants would be treated in substantially the same manner, and whether the protection provided to PPG and its participating insurers would be fair in view of the assets they would convey to the asbestos settlement trust (the “Trust”) to be established as part of the plan. At that hearing, certain creditors and other parties in interest raised objections to the PC plan of reorganization. Following that hearing, the Bankruptcy Court set deadlines for the parties to develop agreed-upon and contested Findings of Fact and Conclusions of Law and scheduled oral argument for contested items on Nov. 9, 2004. Subsequently, the Bankruptcy Court rescheduled such oral argument for Nov. 17, 2004.

The Bankruptcy Court heard oral arguments on the contested items on Nov. 17-18, 2004. At the conclusion of the hearing, the Bankruptcy Court agreed to consider certain post-hearing written submissions. In a further development, on February 2, 2005, the Bankruptcy Court established a briefing schedule to address whether certain aspects of a decision of the U.S. Third Circuit Court of Appeals in an unrelated case have any applicability to the PC plan of reorganization. The Bankruptcy Court set oral arguments on the briefs for March 16, 2005. PPG currently believes the Third Circuit Court of Appeals’ decision should not adversely affect the confirmability of the PC plan of reorganization incorporating the terms of the PPG Settlement Arrangement. If the Bankruptcy Court ultimately determines that all requirements to confirm a plan of reorganization for PC have been satisfied, the Bankruptcy Court would enter a confirmation order of the PC plan of reorganization. That order may be appealed to the U.S. District Court located in Pittsburgh, Pa. Assuming that the District Court approves the confirmation order following any such appeal, interested parties could further appeal the District Court’s order to the U.S. Third Circuit Court of Appeals and subsequently seek review of any decision of the Third Circuit Court of Appeals by the U. S. Supreme Court. The PPG Settlement Arrangement will not become effective until 30 days after the PC plan of reorganization is finally approved by an appropriate court order that is no longer subject to appellate review (the “Effective Date”).

If the PC plan of reorganization incorporating the terms of the PPG Settlement Arrangement and the Corning Settlement Arrangement is approved by the Bankruptcy Court, the Court would enter a channeling injunction under §524(g) and other provisions of the Bankruptcy Code prohibiting present and future claimants from asserting bodily injury claims after the Effective Date against PPG or its subsidiaries or PC relating to the manufacture, distribution or sale of asbestos-containing products by PC or PPG or its subsidiaries. The injunction would also prohibit co-defendants in those cases from asserting claims against PPG for contribution, indemnification or other recovery. All such claims would be filed with the Trust and only paid from the assets of the Trust.

The channeling injunction would not extend to claims against PPG alleging injury caused by asbestos on premises owned, leased or occupied by PPG (so called

2004 Annual Report and Form 10-K  ■  PPG Industries, Inc.

Notes to the Financial Statements

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

PPG has no obligation to pay any amounts under the PPG Settlement Arrangement until the Effective Date. PPG and certain of its insurers (along with PC) would then make payments to the Trust, which would provide the sole source of payment for all present and future asbestos bodily injury claims against PPG, its subsidiaries or PC alleged to be caused by the manufacture, distribution or sale of asbestos products by these companies. PPG would convey the following assets to the Trust. First, PPG would convey the stock it owns in PC and Pittsburgh Corning Europe. Second, PPG would transfer 1,388,889 shares of PPG’s common stock. Third, PPG would make aggregate cash payments to the Trust of approximately $998 million, payable according to a fixed payment schedule over 21 years, beginning on June 30, 2003, or, if later, the Effective Date. PPG would have the right, in its sole discretion, to prepay these cash payments to the Trust at any time at a discount rate of 5.5% per annum as of the prepayment date. Under the payment schedule, the amount due June 30, 2003 was $75 million. In addition to the conveyance of these assets, PPG would pay $30 million in legal fees and expenses on behalf of the Trust to recover proceeds from certain historical insurance assets, including policies issued by certain insurance carriers that are not participating in the settlement, the rights to which would be assigned to the Trust by PPG.

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

	Balance Sheet
	Asbestos Settlement Liability		Equity Forward (Asset)	Pretax Charge
(Millions)	Current	Long-term
Initial asbestos settlement charge	$206	$566	$—	$772

Change in fair value:
PPG stock	(16)	—	—	(16)

Equity forward instrument	—	—	(1)	(1)

Balance as of and Activity for the year ended Dec. 31, 2002	190	566	(1)	$755

Change in fair value:
PPG stock	20	—	—	20

Equity forward instrument	—	—	(14)	(14)

Accretion of asbestos liability	—	32	—	32

Reclassification	98	(98)	—	—

Balance as of and Activity for the year ended Dec. 31, 2003	308	500	(15)	$38

Change in fair value:
PPG stock	6	—	—	6

Equity forward instrument	—	—	(4)	(4)

Accretion of asbestos liability	—	30	—	30

Reclassification	90	(90)	—	—

Balance as of and Activity for the year ended Dec. 31, 2004	$404	$440	$(19)	$32

2004 Annual Report and Form 10-K  ■  PPG Industries, Inc.

Notes to the Financial Statements

The fair value of the equity forward instrument is included as an other current asset as of Dec. 31, 2004 and Dec. 31, 2003 in the accompanying balance sheet. The amount due June 30, 2006, of $82 million and the net present value of the remaining payments is included in the long-term asbestos settlement liability in the accompanying balance sheet. For 2005 accretion expense associated with the asbestos liability will be approximately $7 million per quarter.

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

It is PPG’s policy to accrue expenses for environmental contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Reserves for environmental contingencies are exclusive of claims against third parties and are generally not discounted. As of Dec. 31, 2004 and 2003, PPG had reserves for environmental contingencies totaling $81 million and $92 million, respectively. Pretax charges against income for environmental remediation costs in 2004, 2003 and 2002 totaled $15 million, $21 million and $15 million, respectively, and are included in “Other charges” in the accompanying statement of income. Cash outlays related to such environmental remediation aggregated $26 million, $16 million and $22 million in 2004, 2003 and 2002, respectively.

Management anticipates that the resolution of the Company’s environmental contingencies will occur over an extended period of time. Over the past 10 years the pretax charges against income have ranged between $10 million and $49 million per year. We anticipate that charges against income in 2005 will be within that range. It is possible, however, that technological, regulatory and enforcement developments, the results of environmental studies and other factors could alter this expectation. In management’s opinion, the Company operates in an environmentally sound manner and the outcome of the Company’s environmental contingencies will not have a material effect on PPG’s financial position or liquidity.

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

Although the unreserved exposure to future loss relates to all sites, a significant portion of such exposure involves three operating plant sites in our chemicals segment. Initial remedial actions are occurring at these sites. Studies to determine the nature of the contamination are reaching completion and the need for additional remedial actions, if any, is presently being evaluated. The loss contingencies related to the remaining portion of such unreserved exposure include significant unresolved issues such as the nature and extent of contamination, if any, at these other sites and the methods that may have to be employed should remediation be required. The most significant of these sites is the Calcasieu River estuary, near our Lake Charles, La. chemicals plant. The U.S. Environmental Protection Agency has completed investigation of contamination levels in the Calcasieu River estuary and issued a Final Remedial Investigation Report in September 2003, which incorporates the Human Health and Ecological Risk Assessments, indicating that elevated levels of risk exist in the estuary. PPG and other potentially responsible parties are performing a feasibility study under the authority of the Louisiana Department of Environmental Quality. Current activity is focused on the development of preliminary remedial action goals, which are expected to be submitted in the first quarter of 2005 for agency approval. These goals will more fully define the nature and extent of any potentially required remedial actions. Based upon the results of the feasibility study, an evaluation will be made to determine, what, if any, role PPG would have with respect to future potential remedial actions.

With respect to certain waste sites, the financial condition of any other potentially responsible parties also contributes to the uncertainty of estimating PPG’s final costs. Although contributors of waste to sites involving other potentially responsible parties may face governmental agency assertions of joint and several

2004 Annual Report and Form 10-K  ■  PPG Industries, Inc.

Notes to the Financial Statements

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

In June 2003, our partner in a fiber glass joint venture in South America filed for bankruptcy. Upon resolution of the bankruptcy proceedings, the partner’s ownership interest may transfer to one of its senior secured creditors or be sold. While PPG expects operations at the joint venture to continue, the Company is currently evaluating its options with respect to this venture, which may include the sale or liquidation of the venture. Should liquidation occur, PPG’s exposure to loss would be limited to $12 million, which includes a combination of the Company’s investment, outstanding receivables and a loan guarantee related to this venture.

14. Shareholders’ Equity

A class of 10 million shares of preferred stock, without par value, is authorized but unissued. Common stock has a par value of $1.66 2/3 per share; 600 million shares are authorized.

The following table summarizes the shares outstanding for the three years ended Dec. 31, 2004:

	Common Stock	Treasury Stock	ESOP Shares	Shares Outstanding
Balance, Jan. 1, 2002	290,573,068	(121,859,854)	(224,958)	168,488,256
Issuances/releases	—	871,725	82,212	953,937
Balance, Dec. 31, 2002	290,573,068	(120,988,129)	(142,746)	169,442,193
Issuances/releases	—	1,479,576	4,870	1,484,446
Balance, Dec. 31, 2003	290,573,068	(119,508,553)	(137,876)	170,926,639
Purchases	—	(1,507,400)	—	(1,507,400)
Issuances/releases	—	2,577,392	5,164	2,582,556
Balance, Dec. 31, 2004	290,573,068	(118,438,561)	(132,712)	172,001,795

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

Per share cash dividends paid were $1.79 in 2004, $1.73 in 2003 and $1.70 in 2002.

15. Accumulated Other Comprehensive Loss

(Millions)	Unrealized Currency Translation Adjustment	Minimum Pension Liability Adjustment	Unrealized Gain (Loss) on Marketable Securities	Unrealized Gain (Loss) on Derivatives	Accumulated Other Comprehensive Loss
Balance,
Jan. 1, 2002	$(413)	$(49)	$10	$(8)	$(460)
Net change	73	(726)	(5)	17	(641)
Balance,
Dec. 31, 2002	(340)	(775)	5	9	(1,101)
Net change	328	147	(3)	(13)	459
Balance,
Dec. 31, 2003	(12)	(628)	2	(4)	(642)
Net change	180	33	(3)	(3)	207
Balance,
Dec. 31, 2004	$168	$(595)	$(1)	$(7)	$(435)

Unrealized currency translation adjustments exclude income tax expense (benefit) given that the earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time. The tax benefit (cost) related to changes in the minimum pension liability for the years ended Dec. 31, 2004, 2003 and 2002 was $(21) million, $(69) million and $416 million, respectively. The tax benefit related to the change in the unrealized gain (loss) on marketable securities for the years ended Dec. 31, 2004, 2003 and 2002 was $2 million, $2 million and $3 million, respectively. The tax benefit (cost) related to change in the unrealized gain (loss) on derivatives for the years ended Dec. 31, 2004, 2003 and 2002 was $2 million, $8 million and $(10) million, respectively.

The 2003 net change in unrealized gain (loss) on marketable securities includes the reclassification to “Other earnings” in the accompanying statement of income for realized gains of $15 million, $9 million net of tax, related to the sale of these marketable securities.

16. Employee Stock Ownership Plan

Our ESOP covers substantially all U.S. employees. The Company makes matching contributions to the ESOP based upon participants’ savings, subject to certain limitations, the matching percentage being based upon our return on average capital for the previous year.

Compensation expense (benefit) related to the ESOP for 2004, 2003 and 2002 totaled $11 million, $(0.3) million and $(2) million, respectively. Cash contributions to the ESOP for 2004, 2003 and 2002 totaled $13 million, $3 million and $2 million, respectively. The increase in compensation expense and cash contributions to the ESOP in 2004 was due principally to the increase in the Company’s matching percentage and the decrease in the annual debt service. Interest expense totaled $3 million, $3 million and $4 million for 2004, 2003 and 2002,

2004 Annual Report and Form 10-K  ■  PPG Industries, Inc.

Notes to the Financial Statements

respectively. The tax deductible dividends on PPG shares held by the ESOP were $36 million, $39 million and $42 million for 2004, 2003 and 2002, respectively.

Shares held by the ESOP as of Dec. 31, 2004 and 2003, are as follows:

	2004		2003
	Old Shares	New Shares	Old Shares	New Shares
Allocated shares	11,996,386	3,841,734	11,529,265	3,836,570

Unreleased shares	1,403,948	132,712	1,871,069	137,876

Total	13,400,334	3,974,446	13,400,334	3,974,446

The fair value of unreleased new ESOP shares was $9 million as of Dec. 31, 2004 and 2003. The average cost of the unreleased old ESOP shares was $21 per share.

17. Other Earnings

(Millions)	2004	2003	2002
Interest income	$12	$10	$9

Royalty income	40	29	26

Share of net earnings (loss) of equity affiliates (See Note 5)	21	(4)	(1)

Other	58	68	61

Total	$131	$103	$95

18. Stock-Based Compensation

A portion of the amounts paid under the Company’s long-term incentive plan and its incentive compensation and management award plans may be paid in PPG common stock. Total compensation cost recognized as expense related to these plans was $69 million, $60 million and $45 million in 2004, 2003 and 2002, respectively.

PPG has two stock option plans, the PPG Industries, Inc. Stock Plan (“PPG Stock Plan”) and the PPG Industries, Inc. Challenge 2000 Stock Plan (“PPG Challenge 2000 Stock Plan”). Prior to Jan. 1, 2004, PPG applied APB Opinion No. 25 in accounting for stock options. Effective Jan. 1, 2004, PPG adopted the fair value method of recording compensation associated with stock options in accordance with SFAS No. 123 for stock options awarded to employees after the date of adoption and for previously issued stock options that were not vested as of Jan. 1, 2004 using the modified prospective transition method. The adoption increased “Selling, general and administrative” expense by $20 million ($13 million after tax, or $0.07 a share) for the year ended Dec. 31, 2004. Additionally, as required under the modified prospective method, PPG has recorded a deferred tax asset of $8 million and a corresponding increase to additional paid-in capital equal to the deferred tax benefit that would have been recognized had compensation expense been recorded for options outstanding at the date of adoption but not fully vested. The PPG Stock Plan was amended effective Jan. 1, 2004, to change the vesting period for stock options granted after that date from one year to three years. Adoption of the fair value provisions of SFAS No. 123 did not have an impact on the accounting for PPG’s other stock-based compensation.

Under the PPG Stock Plan, certain employees of the Company have been granted options to purchase shares of common stock at prices equal to the fair market value of the shares on the date the options were granted. The options are generally exercisable beginning from six to 36 months after being granted and have a maximum term of 10 years. Shares available for future grants under this plan were 10,214,750 and 11,953,100 as of Dec. 31, 2004 and 2003, respectively.

On July 1, 1998, the Company granted to substantially all active employees of the Company and its majority owned subsidiaries the option to purchase 100 shares of common stock at its then fair market value of $70 per share under the PPG Challenge 2000 Stock Plan. The options became exercisable on July 1, 2003 and expire on June 30, 2008.

In accordance with APB No. 25, no compensation cost for the PPG Stock Plan and PPG Challenge 2000 Stock Plan had been recognized in the accompanying financial statements for the years ended Dec. 31, 2003 and 2002. Had compensation cost for these PPG stock option plans been determined based upon the estimated fair value at the grant date consistent with the methodology prescribed in SFAS No. 123, net income (loss), earnings (loss) per common share and earnings (loss) per common share – assuming dilution for 2003 and 2002 would have been as follows:

(Millions, except per share amounts)	2003	2002
Net income (loss)
Reported net income (loss)	$494	$(69)

Impact of expensing stock options	(18)	(24)

Pro forma net income (loss)	$476	$(93)

Earnings (loss) per common share
Reported earnings (loss)	$2.91	$(0.41)

Impact of expensing stock options	(0.11)	(0.14)

Pro forma earnings (loss) per common share	$2.80	$(0.55)

Earnings (loss) per common share – assuming dilution
Reported earnings (loss)	$2.89	$(0.41)

Impact of expensing stock options	(0.11)	(0.14)

Pro forma earnings (loss) per common share – assuming dilution	$2.78	$(0.55)

2004 Annual Report and Form 10-K  ■  PPG Industries, Inc.

Notes to the Financial Statements

The fair value of stock options issued to employees is measured on the date of grant and, beginning Jan. 1, 2004, is recognized over the vesting period. PPG estimates the fair value of stock options using the Black-Scholes option pricing model with the following weighted average assumptions:

	2004	2003	2002
Risk-free interest rate	3.2%	3.0%	4.1%

Expected life of option in years	4.6	4.8	4.3

Expected dividend yield	3.2%	3.0%	2.8%

Expected volatility	30.5%	32.0%	32.4%

The weighted average fair value of options granted was $13.26 per share in 2004, $11.57 per share in 2003 and $12.40 per share in 2002.

The following table summarizes stock option activity under all plans for the three years ended Dec. 31, 2004:

Stock option activity	Number of shares subject to options	Weighted average exercise price per share
Outstanding, Jan. 1, 2002	14,510,679	$58.09

Granted	2,613,972	50.91

Exercised	(1,225,031)	49.14

Terminated	(1,093,835)	62.29

Outstanding, Dec. 31, 2002	14,805,785	57.25

Granted	2,525,637	49.33

Exercised	(1,810,489)	49.06

Terminated	(831,970)	60.65

Outstanding, Dec. 31, 2003	14,688,963	56.71

Granted	2,792,387	59.74

Exercised	(3,312,822)	52.27

Terminated	(444,414)	64.61

Outstanding, Dec. 31, 2004	13,724,114	$58.14

The following table summarizes information about stock options outstanding and exercisable as of Dec. 31, 2004:

	Options outstanding			Options exercisable
Range of exercise price per share	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share
$37.50-$49.99	2,378,687	7.27	$47.91	2,378,687	$47.91

$50.00-$59.99	6,235,040	6.02	$55.27	4,366,075	$53.77

$60.00-$76.31	5,110,387	3.30	$66.42	4,644,878	$66.75

	13,724,114	5.22	$58.14	11,389,640	$57.84

As of Dec. 31, 2003, options were exercisable for 12.2 million shares at a weighted average exercise price of $58.20 per common share. The corresponding amounts as of Dec. 31, 2002, were 10.4 million and $55.96 per common share, respectively.

19. Advertising Costs

Advertising costs are expensed as incurred and totaled $91 million, $81 million and $74 million in 2004, 2003 and 2002, respectively.

20. Research and Development

(Millions)	2004	2003	2002
Research and development – total	$321	$306	$289

Less depreciation on research facilities	18	16	16

Research and development – net	$303	$290	$273

21. Quarterly Financial Information

(unaudited)

	Net Sales (Millions)	Gross Profit (Millions)	Net Income (Millions)	Earnings Per Common Share	Earnings Per Common Share – Assuming Dilution
2004 quarter ended

March 31(1)	$2,264	$826	$119	$.69	$.69

June 30(1)	2,429	910	187	1.09	1.08

September 30	2,409	893	194	1.13	1.12

December 31	2,411	885	183	1.07	1.06

Total	$9,513	$3,514	$683	$3.98	$3.95

2003 quarter ended

March 31(2)	$2,071	$729	$78	$.46	$.46

June 30(3)	2,304	859	152.90		.89

September 30	2,206	836	142.83		.83

December 31	2,175	811	122.72		.71

Total	$8,756	$3,235	$494	$2.91	$2.89

(1)	In the third quarter 2004, a decision was made to take the subsidy available under the Medicare Act (see Note 12). The benefit of this decision was applied retroactively to January 1, 2004. As a result, the first and second quarter 2004 amounts of net income and earnings per share have been increased by $4 million and $0.02 per share, respectively, from the amounts previously reported.
(2)	First quarter 2003 earnings were reduced by a cumulative effect of accounting change of $6 million, net of tax, or $0.03 a share. Income before cumulative effect of accounting change and related earnings per common share – assuming dilution were $84 million and $0.49 a share, respectively. First quarter 2003 earnings were also reduced by a pretax charge of $1 million for restructuring actions initiated in 2003.
(3)	Second quarter 2003 earnings were reduced by a pretax charge of $5 million for restructuring actions initiated in 2003 and increased due to the reversal of $2 million of the restructuring reserve originally recorded in 2002.

2004 Annual Report and Form 10-K  ■  PPG Industries, Inc.

Notes to the Financial Statements

22. Business Segment Information

Segment Organization and Products

PPG is a multinational manufacturer with three reportable segments: coatings, glass and chemicals. The Company’s segments are organized based on differences in products. The glass and fiber glass operations have been aggregated into a single reportable segment. The coatings segment primarily supplies a variety of protective and decorative coatings and finishes along with adhesives, sealants and metal pretreatment products for aerospace, industrial, packaging, architectural, automotive original equipment and aftermarket refinish applications. The glass segment primarily supplies flat glass, fabricated glass and continuous-strand fiber glass for residential and commercial construction, automotive original and replacement markets and industrial applications. The chemicals segment primarily supplies chlor-alkali and specialty chemicals products. The primary chlor-alkali products are chlorine, caustic soda, vinyl chloride monomer, chlorinated solvents, chlorinated benzenes and calcium hypochlorite. The primary specialty chemicals products are Transitions® lenses, optical monomers, amorphous precipitated silica products and fine chemicals. Transitions® lenses are manufactured and distributed by PPG’s 51%-owned joint venture with Essilor International. Production facilities and markets for the coatings, glass and chemicals segments are predominantly in North America and Europe. Our businesses are also pursuing opportunities to further develop markets in Asia and South America. Each of the businesses in which PPG is engaged is highly competitive. However, the diversification of product lines and worldwide markets served tends to minimize the impact on PPG’s total sales and earnings of changes in demand for a particular product line or in a particular geographic area.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company allocates resources to segments and evaluates the performance of segments based upon reported segment income before interest expense – net, income taxes and minority interest. Substantially all corporate administrative expenses are allocated to the segments. The portion not allocated to the segments represents the unallocated cost of certain insurance and employee benefit programs and gains and losses related to the disposal of corporate assets and is included in “Other unallocated corporate expense – net.” Net periodic pension income and expense is allocated to the segments. Intersegment sales and transfers are recorded at selling prices that approximate market prices.

2004 Annual Report and Form 10-K  ■  PPG Industries, Inc.

Notes to the Financial Statements

(Millions) Segments	Coatings(1)	Glass(2)	Chemicals(3)	Corporate(4)	Consolidated Totals
2004
Net sales to external customers	$5,275	$2,204	$2,034	$—	$9,513

Intersegment net sales	1	1	14	(16)	—

Total net sales	$5,276	$2,205	$2,048	$(16)	$9,513

Operating income (loss)	$777	$169	$291	$(44)	$1,193

Asbestos settlement – net (see Note 13)					(32)

Interest – net					(78)

Compensation cost associated with stock options (See Note 18)					(20)

Income before income taxes, minority interest and cumulative effect of accounting change					$1,063

Depreciation and amortization (See Note 1)	$162	$121	$84	$21	$388

Share of net earnings (loss) of equity affiliates	$4	$23	$(6)	$—	$21

Segment assets(5)	$4,587	$1,569	$1,133	$1,643	$8,932

Investments in equity affiliates	$30	$124	$2	$15	$171

Expenditures for long-lived assets	$128	$79	$64	$15	$286

2003
Net sales to external customers	$4,835	$2,150	$1,771	$—	$8,756

Intersegment net sales	1	1	11	(13)	—

Total net sales	$4,836	$2,151	$1,782	$(13)	$8,756

Operating income (loss)(6)	$719	$71	$228	$(40)	$978

Asbestos settlement – net (See Note 13)					(38)

Interest – net					(97)

Income before income taxes, minority interest and cumulative effect of accounting change					$843

Depreciation and amortization (See Note 1)	$155	$125	$93	$21	$394

Share of net (loss) earnings of equity affiliates	$1	$(1)	$(4)	$—	$(4)

Segment assets(5)	$4,385	$1,583	$1,065	$1,391	$8,424

Investments in equity affiliates	$23	$108	$8	$15	$154

Expenditures for long-lived assets	$79	$71	$48	$7	$205

2002
Net sales to external customers	$4,482	$2,071	$1,514	$—	$8,067

Intersegment net sales	1	24	6	(31)	—

Total net sales	$4,483	$2,095	$1,520	$(31)	$8,067

Operating income (loss)(6)	$609	$145	$124	$(32)	$846

Asbestos settlement – net (See Note 13)					(755)

Interest – net					(119)

Loss before income taxes, minority interest and cumulative effect of accounting change					$(28)

Depreciation and amortization (See Note 1)	$156	$124	$97	$21	$398

Share of net (loss) earnings of equity affiliates	$(3)	$—	$(1)	$3	$(1)

Segment assets(5)	$4,140	$1,601	$1,098	$1,024	$7,863

Investments in equity affiliates	$23	$91	$28	$15	$157

Expenditures for long-lived assets	$95	$92	$42	$21	$250

(continued on next page)

2004 Annual Report and Form 10-K  ■  PPG Industries, Inc.

Notes to the Financial Statements

(continued)
(Millions)
Geographic Information	2004	2003	2002

Net sales(7)
United States	$6,029	$5,587	$5,298

Europe	2,050	1,879	1,603

Canada	623	583	528

Other	811	707	638

Total	$9,513	$8,756	$8,067

Operating income
United States(8)	$847	$668	$666

Europe(9)	210	226	120

Canada(10)	57	43	37

Other(11)	123	81	55

Total(12)	$1,237	$1,018	$878

Interest – net	(78)	(97)	(119)

Asbestos settlement – net (See Note 13)	(32)	(38)	(755)

Compensation cost associated with stock options (See Note 18)	(20)	—	—

Other unallocated corporate expense – net	(44)	(40)	(32)

Income (loss) before income taxes, minority interest and cumulative effect of accounting change	$1,063	$843	$(28)

Long-lived assets(13)
United States	$2,512	$2,645	$2,799

Europe	1,263	1,203	1,034

Canada	272	219	193

Other	445	438	411

Total	$4,492	$4,505	$4,437

Identifiable assets
United States(14)	$5,399	$5,158	$4,943

Europe	2,145	2,032	1,798

Canada	429	368	321

Other	959	866	801

Total	$8,932	$8,424	$7,863

(1)	Coatings segment income in 2003 and 2002 includes pretax charges of $2 million and $73 million, respectively, for restructuring and other related activities.
(2)	Glass segment income in 2003 and 2002 includes pretax charges of $2 million and $1 million, respectively, for restructuring and other related activities.
(3)	Chemicals segment income in 2002 includes pretax charges of $1 million for restructuring and other related activities.
(4)	Corporate intersegment net sales represent intersegment net sales eliminations. Corporate income (loss) represents unallocated corporate income and expenses. The corporate loss in 2002 includes pretax charges of $2 million for restructuring and other related activities.
(5)	Segment assets are the total assets used in the operation of each segment. Corporate assets are principally cash and cash equivalents and deferred tax assets.
(6)	Prior to 2004, the pension and other postretirement benefit costs for U.S. salaried retirees were allocated to businesses based on their active U.S. salaried payroll dollars. In 2004, the Company revised its allocation method to more appropriately reflect these costs by business based on the salaried retiree’s work location at retirement. For comparative purposes, segment operating income for 2003 and 2002 in the above table has been revised to reflect this change in allocation method, which for 2003 resulted in an increase in our coatings segment operating income of approximately $12 million, a reduction in our chemicals segment operating income of approximately $4 million and an increase in other unallocated corporate expense – net of approximately $8 million and for 2002 resulted in an increase in our coatings and glass segments operating income of approximately $4 million and $2 million, respectively, and an increase in other unallocated corporate expense – net of approximately $6 million.
(7)	Net sales to external customers are attributed to individual countries based upon the location of the operating unit shipping the product.
(8)	Operating income in 2003 and 2002 includes pretax charges of $2 million and $28 million, respectively, for restructuring and other related activities.
(9)	Operating income in 2003 and 2002 includes pretax charges of $2 million and $44 million, respectively, for restructuring and other related activities.
(10)	Operating income in 2002 includes pretax charges of $3 million for restructuring and other related activities.
(11)	Operating income in 2002 includes pretax charges of $2 million for restructuring and other related activities.
(12)	Operating income in 2003 and 2002 includes pretax charges of $4 million and $77 million, respectively, for restructuring and other related activities.
(13)	Long-lived assets include property, goodwill and identifiable intangible assets, net of accumulated depreciation and amortization, and other assets except for non-current trade and notes receivable and deferred tax assets.
(14)	Includes corporate assets which are principally cash and cash equivalents and deferred tax assets.

2004 Annual Report and Form 10-K  ■  PPG Industries, Inc.

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

See Management Statement on page 27 for management’s annual report on internal control over financial reporting. See Report of Independent Registered Public Accounting Firm on page 26 for Deloitte & Touche LLP’s attestation report on management’s assessment of internal control over financial reporting.

Item 9b. Other Information

None.

2004 Annual Report and Form 10-K  ■  PPG Industries, Inc.

Part III

Item 10. Directors and Executive Officers of the Registrant

The information required by Item 10 and not otherwise set forth below is contained under the caption “Election of Directors” in the Registrant’s definitive Proxy Statement for its 2005 Annual Meeting of Shareholders (the “Proxy Statement”), which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, and is incorporated herein by reference.

The executive officers of the Company are elected annually in April by the Board of Directors. The business experience during the past five years of each Executive Officer as required by Item 10 is set forth below.

Name	Age	Title
Raymond W. LeBoeuf	58	Chairman of the Board and Chief Executive Officer since November 1997
Charles E. Bunch (a)	55	President and Chief Operating Officer since July 2002
James C. Diggs	56	Senior Vice President and General Counsel since July 1997 and Secretary since September 2004
William H. Hernandez	56	Senior Vice President, Finance since January 1995
(a)	Mr. Bunch was Executive Vice President and Senior Vice President, Strategic Planning and Corporate Services prior to his present position.

The information required by Item 405 of Regulation S-K is included in the Proxy Statement under the caption “Miscellaneous – Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by Item 11 is contained in the Proxy Statement under the captions “Compensation of Executive Officers” and “Election of Directors – Compensation of Directors” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 is contained in Item 5 of this Form 10-K and in the Proxy Statement under the caption “Voting Securities” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information required by Item 13 is contained in the Proxy Statement under the caption “Election of Directors – Other Transactions” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is contained in the Proxy Statement under the caption “Auditors” and is incorporated herein by reference.

2004 Annual Report and Form 10-K  ■  PPG Industries, Inc.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements and Reports of Independent Registered Public Accounting Firm (see Part II, Item 8 of this Form 10-K).

The following information is filed as part of this Form 10-K:

(b)	Financial Statement Schedule for years ended December 31, 2004, 2003 and 2002.
The following should be read in conjunction with the previously referenced financial statements:

Schedule II – Valuation and Qualifying Accounts

For the Years Ended December 31, 2004, 2003 and 2002

(Millions)	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions(1)	Balance at End of Year
Allowance for doubtful accounts:
2004	$45	$9	$(15)	$39

2003	$48	$13	$(16)	$45

2002	$44	$24	$(20)	$48

(1)	Notes and accounts receivable written off as uncollectible, net of recoveries, and changes attributable to foreign currency translation.

All other schedules are omitted because they are not applicable.

(c)	Exhibits. The following exhibits are filed as a part of, or incorporated by reference into, this Form 10-K.
3	The Restated Articles of Incorporation, as amended, were filed as Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1995.
3.1	Statement with Respect to Shares, amending the Restated Articles of Incorporation effective April 21, 1998, was filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 1998.
3.2	The Bylaws, as amended on December 11, 2003, were filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2003.
4	The Shareholders’ Rights Plan was filed as Exhibit 4 to the Registrant’s Current Report on Form 8-K dated February 19, 1998.
4.1	Indenture, dated as of August 1, 1982, was filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated January 16, 1998.
4.2	First Supplemental Indenture, dated as of April 1, 1986, was filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated January 16, 1998.
4.3	Second Supplemental Indenture, dated as of October 1, 1989, was filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated January 16, 1998.
4.4	Third Supplemental Indenture, dated as of November 1, 1995, was filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated January 16, 1998.
*10	PPG Industries, Inc. Nonqualified Retirement Plan dated as of January 1, 1989, as amended February 21, 2002, was filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2001.
*10.1	The Supplemental Executive Retirement Plan II, as amended, was filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 1995.
*10.2	Form of Change in Control Employment Agreement was filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 1995.

2004 Annual Report and Form 10-K  ■  PPG Industries, Inc.

*10.3	PPG Industries, Inc. Directors’ Common Stock Plan, as amended February 20, 2002, was filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003.
*10.4	PPG Industries, Inc. Deferred Compensation Plan for Directors was filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 1997.
*10.5	PPG Industries, Inc. Deferred Compensation Plan, as amended effective July 14, 2004, was filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.
*10.6	PPG Industries, Inc. Executive Officers’ Long Term Incentive Plan was filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.
*10.7	PPG Industries, Inc. Long Term Incentive Plan was filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.
*10.8	Form of TSR Share Award Agreement was filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 15, 2005.
*10.9	Form of Restricted Stock Unit Award Agreement was filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 15, 2005.
*10.10	PPG Industries, Inc. Executive Officers’ Annual Incentive Compensation Plan, as amended effective February 18, 2004, was filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2003.
*10.11	PPG Industries, Inc. Incentive Compensation and Deferred Income Plan for Key Employees, as amended, was filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2000.
*10.12	PPG Industries, Inc. Management Award and Deferred Income Plan was filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002.
*10.13	PPG Industries, Inc. Stock Plan, dated as of April 17, 1997, as amended April 18, 2002, was filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2001.
*10.14	Form of Non-Qualified Option Agreement was filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated February 15, 2005.
*10.15	Form of Non-Qualified Option Agreement for Directors was filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated February 15, 2005.
*10.16	Summary of Non-Employee Director Compensation and Benefits was filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated February 15, 2005.
*10.17	PPG Industries, Inc. Challenge 2000 Stock Plan was filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003.
†12	Computation of Ratio of Earnings to Fixed Charges for the Five Years Ended December 31, 2004.
†21	Subsidiaries of the Registrant.
†23	Consent of Independent Registered Public Accounting Firm.
†24	Powers of Attorney.
†31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†99.1	Market Information, Dividends and Holders of Common Stock.
†99.2	Selected Financial Data for the Five Years Ended December 31, 2004.

† Filed herewith.

* Management contracts, compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 601 of Regulation S-K.

2004 Annual Report and Form 10-K  ■  PPG Industries, Inc.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 17, 2005.

PPG INDUSTRIES, INC. (Registrant)

By	/s/ W. H. Hernandez
W. H. Hernandez, Senior Vice President, Finance

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on February 17, 2005.

Signature.	Capacity

/s/ R. W. LeBoeuf R. W. LeBoeuf	Director, Chairman of the Board and Chief Executive Officer

/s/ W. H. Hernandez W. H. Hernandez	Senior Vice President, Finance (Principal Financial and Accounting Officer)

J.G. Berges	Director	) ) ) ) ) ) ) ) ) By /s/ W. H. Hernandez ) ) W. H. Hernandez, Attorney-in-Fact ) ) ) ) ) ) )
C. E. Bunch	Director
E. B. Davis, Jr.	Director
V. F. Haynes	Director
M. J. Hooper	Director
A. J. Krowe	Director
R. Mehrabian	Director
R. Ripp	Director
T. J. Usher	Director
D. R. Whitwam	Director

2004 Annual Report and Form 10-K  ■  PPG Industries, Inc.

PPG Industries Inc. and Consolidated Subsidiaries

Index to Exhibits

Exhibits

3	The Restated Articles of Incorporation, as amended, were filed as Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1995.

3.1	Statement with Respect to Shares, amending the Restated Articles of Incorporation effective April 21, 1998, was filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 1998.

3.2	The Bylaws, as amended on December 11, 2003, were filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2003.

4	The Shareholders’ Rights Plan was filed as Exhibit 4 to the Registrant’s Current Report on Form 8-K dated February 19, 1998.

4.1	Indenture, dated as of August 1, 1982, was filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated January 16, 1998.

4.2	First Supplemental Indenture, dated as of April 1, 1986, was filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated January 16, 1998.

4.3	Second Supplemental Indenture, dated as of October 1, 1989, was filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated January 16, 1998.

4.4	Third Supplemental Indenture, dated as of November 1, 1995, was filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated January 16, 1998.

*10	PPG Industries, Inc. Nonqualified Retirement Plan dated as of January 1, 1989, as amended February 21, 2002, was filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2001.

*10.1	The Supplemental Executive Retirement Plan II, as amended, was filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 1995.

*10.2	Form of Change in Control Employment Agreement was filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 1995.

*10.3	PPG Industries, Inc. Directors’ Common Stock Plan, as amended February 20, 2002, was filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003.

*10.4	PPG Industries, Inc. Deferred Compensation Plan for Directors was filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 1997.

10.5	PPG Industries, Inc. Deferred Compensation Plan, as amended effective July 14, 2004, was filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.

*10.6	PPG Industries, Inc. Executive Officers’ Long Term Incentive Plan was filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.

*10.7	PPG Industries, Inc. Long Term Incentive Plan was filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.

*10.8	Form of TSR Share Award Agreement was filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 15, 2005.

*10.9	Form of Restricted Stock Unit Award Agreement was filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 15, 2005.

*10.10	PPG Industries, Inc. Executive Officers’ Annual Incentive Compensation Plan, as amended effective February 18, 2004, was filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2003.

*10.11	PPG Industries, Inc. Incentive Compensation and Deferred Income Plan for Key Employees, as amended, was filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2000.

*10.12	PPG Industries, Inc. Management Award and Deferred Income Plan was filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002.

*10.13	PPG Industries, Inc. Stock Plan, dated as of April 17, 1997, as amended April 18, 2002, was filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2001.

*10.14	Form of Non-Qualified Option Agreement was filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated February 15, 2005.

*10.15	Form of Non-Qualified Option Agreement for Directors was filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated February 15, 2005.

*10.16	Summary of Non-Employee Director Compensation and Benefits was filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated February 15, 2005.

*10.17	PPG Industries, Inc. Challenge 2000 Stock Plan was filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003.

†12	Computation of Ratio of Earnings to Fixed Charges for the Five Years Ended December 31, 2004.

†21	Subsidiaries of the Registrant.

†23	Consent of Independent Registered Public Accounting Firm.

†24	Powers of Attorney.

†31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†99.1	Market Information, Dividends and Holders of Common Stock.

†99.2	Selected Financial Data for the Five Years Ended December 31, 2004.

†	Filed herewith.

*	Management contracts, compensatory plans or arrangements required to be files as an exhibit hereto pursuant to Item 601 of Regulation S-K.