Form 10-Q
period 2005-03-31
PPG INDUSTRIES INC
filed 2005-05-02
CIK 79879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2005	Commission File Number 1-1687

PPG INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	25-0730780
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One PPG Place, Pittsburgh, Pennsylvania	15272
(Address of principal executive offices)	(Zip Code)

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

As of April 30, 2005, 171,661,523 shares of the Registrant’s common stock, par value $1.66 2/3 per share, were outstanding.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Statement of Income (Unaudited)

(Millions, except per share amounts)

	Three Months Ended March 31
	2005	2004
Net sales	$2,493	$2,264
Cost of sales	1,558	1,438

Gross profit	935	826

Other expenses (earnings):
Selling, general and administrative	450	426
Depreciation	87	90
Research and development	77	76
Interest	21	23
Amortization	8	7
Asbestos settlement – net (Note 14)	9	5
Other – net (Note 14)	138	(3)

Total other expenses – net	790	624

Income before income taxes and minority interest	145	202

Income tax expense	34	69

Minority interest	16	14

Net income	$95	$119

Earnings per common share (Note 4)	$0.55	$0.69

Earnings per common share - assuming dilution (Note 4)	$0.55	$0.69

Dividends per common share	$0.45	$0.44

The accompanying notes to the condensed financial statements are an integral part of this consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Balance Sheet (Unaudited)

	March 31 2005	Dec. 31 2004
	(Millions)
Assets
Current assets:
Cash and cash equivalents	$640	$659
Short-term investments (Note 1)	37	50

Total cash, cash equivalents and short-term investments	677	709
Receivables-net	1,920	1,797
Inventories (Note 6)	1,130	1,076
Other	482	472

Total current assets	4,209	4,054

Property (less accumulated depreciation of $5,400 million and $5,384 million)	2,412	2,471
Investments	312	298
Goodwill (Note 7)	1,194	1,216
Identifiable intangible assets (Note 7)	486	497
Other assets	409	396

Total	$9,022	$8,932

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt and current portion of long-term debt	$161	$166
Asbestos settlement (Note 14)	409	404
Accounts payable and accrued liabilities	1,751	1,651

Total current liabilities	2,321	2,221

Long-term debt	1,137	1,184
Asbestos settlement (Note 14)	447	440
Deferred income taxes	140	145
Other postretirement benefits	566	556
Other liabilities	747	718

Total liabilities	5,358	5,264

Commitments and contingent liabilities (Note 14)
Minority interest	115	96

Shareholders’ equity:
Common stock	484	484
Additional paid-in capital	326	249
Retained earnings	6,793	6,776
Treasury stock	(3,498)	(3,455)
Unearned compensation	(42)	(47)
Accumulated other comprehensive loss (Note 9)	(514)	(435)

Total shareholders’ equity	3,549	3,572

Total	$9,022	$8,932

The accompanying notes to the condensed financial statements are an integral part of this consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Statement of Cash Flows (Unaudited)

	Three Months Ended March 31
	2005	2004
	(Millions)
Cash from operating activities	$140	$130

Investing activities:
Purchases of short-term investments (Note 1)	(1,282)	(340)
Proceeds from sales of short-term investments (Note 1)	1,294	270
Capital spending
Additions to property and long-term investments	(69)	(53)
Business acquisitions, net of cash balances acquired	—	(62)
Reductions of other property and investments	11	12

Cash used for investing activities	(46)	(173)

Financing activities:
Net change in borrowings with maturities of three months or less	(3)	3
Proceeds from other short-term debt	22	4
Repayment of other short-term debt	(14)	—
Repayment of long-term debt	(45)	(11)
Repayment of loans by employee stock ownership plan	5	8
Purchase of treasury stock	(110)	(6)
Issuance of treasury stock	123	20
Dividends paid	(78)	(75)

Cash used for financing activities	(100)	(57)

Effect of currency exchange rate changes on cash and cash equivalents	(13)	(3)

Net decrease in cash and cash equivalents	(19)	(103)

Cash and cash equivalents, beginning of period	659	499

Cash and cash equivalents, end of period	$640	$396

The accompanying notes to the condensed financial statements are an integral part of this consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Financial Statements (Unaudited)

1. Financial Statements

The condensed financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position of PPG Industries, Inc. and subsidiaries (the “Company” or “PPG”) as of March 31, 2005, and the results of their operations and their cash flows for the three months ended March 31, 2005 and 2004. These condensed financial statements should be read in conjunction with the financial statements and notes included in PPG’s Annual Report on Form 10-K for the year ended December 31, 2004.

The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

Reclassifications

Certain amounts in the 2004 financial statements have been reclassified to be consistent with the 2005 presentation, including the classification of our investment in auction rate securities as available for sale investments, which are reported as short-term investments instead of cash equivalents. We have also made corresponding adjustments to our condensed statement of cash flows to reflect the purchases and sales of these investments as investing activities. These reclassifications had no impact on our previously reported net income, cash flow from operations or changes in shareholders’ equity. We believe auction rate securities are highly liquid investments, and view them as being similar to cash and cash equivalents. We invest in securities that reset the interest rate every one to three weeks even though the underlying securities have stated maturities in excess of 90 days. Each time the interest rate is reset, we can choose to sell our investment.

2. Newly Adopted Accounting Standards

Effective January 1, 2004, PPG adopted the fair value method of recording stock-based compensation, as defined in Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” for stock options awarded to employees after the date of adoption and for previously issued stock options that were not vested as of January 1, 2004 using the modified prospective transition method. Under the modified prospective transition method we recorded a deferred tax asset of $8 million and a corresponding increase to additional paid-in capital equal to the deferred tax benefit that would have been recorded under the fair value provisions of SFAS No. 123 for options outstanding at the date of adoption but not fully vested. See Note 13, “Stock-Based Compensation” for additional information.

3. Other New Accounting Standards

In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143”. FIN No. 47 is effective December 31, 2005, and clarifies the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations”, and provides further guidance as to when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. We are currently in the process of evaluating the effect the adoption of this standard will have on PPG; however we do not expect it to have a material effect on PPG’s consolidated results of operations or financial position.

In December 2004, the FASB issued a revision to SFAS No. 123, “Share-Based Payments,” which requires that stock options be expensed based on their fair value. In April 2005, the Securities and Exchange Commission announced that the effective date of the revised SFAS No. 123 was delayed to years beginning after June 15, 2005. As discussed in Note 2, PPG began expensing stock options effective January 1, 2004, and consequently our adoption of the revised SFAS No. 123 in 2006 is not expected to have a material impact on the Company’s results of operations or financial position.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” SFAS No. 151 requires the exclusion of certain costs from inventories and the allocation of fixed production overheads to inventories to be based on the normal capacity of the production facilities. The provisions of this Statement are effective for costs incurred after December 31, 2005. We are currently in the process of evaluating the effect the adoption of this standard will have on PPG; however we do not expect it to have a material effect on PPG’s consolidated results of operations or financial position.

4. Earnings Per Common Share

The following table presents the earnings per common share calculations for the three months ended March 31, 2005 and 2004.

	Three Months Ended March 31
(Millions, except per share amounts)	2005	2004
Earnings per common share
Net income	$95	$119

Weighted average common shares outstanding	172.5	171.2

Earnings per common share	$0.55	$0.69

Earnings per common share – assuming dilution
Net income	$95	$119

Weighted average common shares outstanding	172.5	171.2
Effect of dilutive securities:
Stock options	1.2	0.8
Other stock compensation plans	0.5	0.7

Potentially dilutive common shares	1.7	1.5

Adjusted weighted average common shares outstanding	174.2	172.7

Earnings per common share – assuming dilution	$0.55	$0.69

5. Acquisitions

During the first quarter 2004, the Company acquired the remaining one-third interest in PPG Iberica, S.A., a Spanish automotive and industrial coatings producer, for $61 million. The purchase price allocation resulted in an excess of purchase price over the fair value of net assets acquired, which has been reflected as an addition to goodwill.

6. Inventories

Inventories as of March 31, 2005 and December 31, 2004 are detailed below.

	March 31 2005	Dec. 31 2004
	(Millions)
Finished products	$675	$635
Work in process	124	118
Raw materials	203	192
Supplies	128	131

Total	$1,130	$1,076

Most domestic and certain foreign inventories are valued using the last-in, first-out method. If the first-in, first-out method of inventory valuation had been used, inventories would have been $199 million and $167 million higher as of March 31, 2005 and December 31, 2004, respectively.

7. Goodwill and Other Identifiable Intangible Assets

The change in the carrying amount of goodwill attributable to each business segment for the three months ended March 31, 2005 was as follows:

	Coatings	Glass	Chemicals	Total
	(Millions)
Balance, December 31, 2004	$1,097	$89	$30	$1,216
Currency translation	(18)	(3)	(1)	(22)

Balance, March 31, 2005	$1,079	$86	$29	$1,194

The carrying amount of acquired trademarks with indefinite lives as of March 31, 2005 and December 31, 2004 totaled $144 million.

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and are detailed below.

	March 31, 2005			December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(Millions)
Acquired technology	$353	$(128)	$225	$353	$(123)	$230
Other	211	(94)	117	216	(93)	123

Balance	$564	$(222)	$342	$569	$(216)	$353

Aggregate amortization expense for the three months ended March 31, 2005 and 2004 related to these identifiable intangible assets, was $8 million and $7 million, respectively. As of March 31, 2005, estimated future amortization expense of identifiable intangible assets is as follows: $23 million for the remaining three quarters of 2005 and $29 million, $29 million, $25 million, $24 million and $24 million in 2006, 2007, 2008, 2009 and 2010, respectively.

8. Pensions and Other Postretirement Benefits

The net periodic benefit costs for the three months ended March 31, 2005 and 2004 were as follows:

	Pensions		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	2005	2004	2005	2004
	(Millions)
Service cost	$17	$16	$6	$6
Interest cost	47	45	16	16
Expected return on plan assets	(56)	(49)	—	—
Amortization of prior service cost	5	4	(4)	(1)
Amortization of actuarial losses	19	20	9	7

Net periodic benefit cost	$32	$36	$27	$28

The net periodic costs for other postretirement benefits in the table above include the benefit of the subsidy under the Medicare Act for all periods presented.

While PPG has no mandatory funding contribution required in 2005 for our U.S. pension plans under Pension Benefit Guarantee Corporation or IRS regulations, the Company may make a voluntary contribution to our U.S. pension plans in 2005 and we expect to make mandatory contributions to our non-U.S. pension plans in 2005 of approximately $20 million, of which approximately $4 million was contributed as of March 31, 2005.

9. Comprehensive Income

Total comprehensive income for the three months ended March 31, 2005 and 2004 was as follows:

	Three Months Ended March 31
	2005	2004
	(Millions)
Net income	$95	$119

Other comprehensive income, net of tax:
Currency translation adjustment	(80)	(25)
Unrealized losses on marketable securities	(2)	(1)
Net change – derivatives (Note 10)	3	—

	(79)	(26)

Total comprehensive income	$16	$93

10. Derivative Financial Instruments

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

During the first quarter of 2005, other comprehensive income included a net gain due to derivatives of $3 million, net of tax. This gain was comprised of realized losses of $2 million and unrealized gains of $1 million. The realized losses related to the settlement during the period of natural gas and foreign currency contracts and the settlement of interest rate swaps owned by one of the Company’s investees accounted for under the equity method of accounting. The unrealized gains related primarily to the change in fair value of the natural gas contracts and interest rate swaps owned by the equity investee. These unrealized gains were partially offset by unrealized losses on foreign currency contracts.

During the first quarter of 2004, there was no net impact on other comprehensive income due to the change in derivatives. The realized gains related to the settlement of natural gas contracts were offset by realized losses from the settlement of interest rate swaps owned by one of the Company’s investees accounted for under the equity method of accounting and foreign currency contracts during the period. The unrealized gains related to the change in fair value of natural gas contracts and were offset by the change in the fair value of interest rate swaps owned by one of the Company’s investees accounted for under the equity method of accounting.

In November 2002, PPG entered into a one-year renewable equity forward arrangement with a bank in order to partially mitigate the impact of changes in the fair value of PPG stock that is to be contributed to the asbestos settlement trust as discussed in Note 14, “Commitments and Contingent Liabilities.” This instrument, which has been renewed, is recorded at fair value as an asset or liability and changes in the fair value of this instrument are reflected in “Asbestos settlement – net” in the condensed statement of income. The fair value of this instrument as of March 31, 2005 and December 31, 2004 was a current asset of $22 million and $19 million, respectively. For the three months ended March 31, 2005 and 2004, PPG recorded income of $3 million and expense of $5 million, respectively, for the change in fair value of this instrument.

11. Cash Flow Information

Cash payments for interest were $23 million and $32 million for the three months ended March 31, 2005 and 2004, respectively. Net cash payments for income taxes for the three months ended March 31, 2005 and 2004 were $40 million and $17 million, respectively.

12. Business Segment Information

Business segment net sales and operating income for the three months ended March 31, 2005 and 2004 were as follows:

	Three Months Ended March 31
	2005	2004
	(Millions)
Net sales:
Coatings	$1,332	$1,274
Glass	554	537
Chemicals	607	453

Total (a)	$2,493	$2,264

Operating income:
Coatings (b)	$9	$186
Glass	41	25
Chemicals	155	41

Total	205	252

Interest expense – net	(17)	(21)

Asbestos settlement – net	(9)	(5)

Compensation cost associated with stock options (Note 13)	(6)	(7)

Other unallocated corporate expense – net	(28)	(17)

Income before income taxes and minority interest	$145	$202

(a)	Intersegment net sales for the first three months of 2005 and 2004 were not material.
(b)	First quarter 2005 Coatings operating income includes a $150 million pretax charge for the impact of the legal settlement of the litigation with Marvin Windows & Doors (“Marvin”) discussed in Note 14, “Commitment and Contingent Liabilities.”

13. Stock-Based Compensation

The Company’s long-term incentive program includes stock options and annual grants of contingent shares that are earned based on total shareholder return. Beginning in 2005, restricted stock units (“RSUs”) were added to the long-term incentive program. RSUs were granted in the first quarter of 2005 and the number of stock options granted was reduced. In addition, amounts paid under the Company’s incentive compensation and management award plans may be paid partially in PPG common stock. Total compensation cost recognized as expense related to the long-term incentive program and the incentive compensation and management award plans was $23 million and $20 million for the three months ended March 31, 2005 and 2004, respectively.

PPG has two stock option plans, the PPG Industries, Inc. Stock Plan (“PPG Stock Plan”) and the PPG Industries, Inc. Challenge 2000 Stock Plan (“PPG Challenge 2000 Stock Plan”). Effective January 1, 2004, PPG adopted the fair value method of recording compensation associated with stock options in accordance with SFAS No. 123 for stock options awarded to employees after the date of adoption and for previously issued stock options that were not vested as of January 1, 2004 using the modified prospective transition method. The PPG Stock Plan was amended effective January 1, 2004 to change the vesting period for stock options granted after that date from one year to three years. The options under the PPG Challenge

2000 Stock Plan became exercisable on July 1, 2003 and expire June 30, 2008. The fair value of stock options issued to employees is measured on the date of grant and recognized as compensation expense over the vesting period. PPG estimates the fair value of stock options using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31
	2005	2004
Risk free interest rate	3.8%	3.3%
Expected life of option in years	5.1	5.4
Expected dividend yield	3.2%	3.1%
Expected volatility	28.3%	32.2%

The number of stock options granted during the quarters ended March 31, 2005 and 2004 were 939,151 and 1,940,842, respectively, at a weighted average exercise price per share of $71.48 and $58.78, respectively. The number of stock options exercised during the quarters ended March 31, 2005 and 2004 were 2,437,621 and 463,070, respectively, at a weighted average exercise price per share of $56.58 and $49.98, respectively.

RSUs have both performance and time-based vesting features over a three year period. Performance goals for RSUs are based on specific performance targets for earnings per share growth and cash flow return on capital over a three-year period. If PPG meets the performance targets, the RSUs will be paid out in shares of Company stock at the end of the three-year vesting period. If the designated performance targets are not met, no payout will be made. The company granted the RSUs with a grant date fair value of $71.88 which is equal to the fair market value of a share of stock on the date of grant.

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

Twenty-nine glass antitrust cases were filed in federal courts, all of which have been consolidated in the U.S. District Court for the Western District of Pennsylvania located in Pittsburgh, Pa. The Court has ruled that the case may proceed as a class action. Similar state court actions are inactive pending resolution of the federal proceedings. All of the initial defendants in the glass class action antitrust case, other than PPG, have entered into settlement agreements with the plaintiffs. On May 29, 2003, the Court granted PPG’s motion for summary judgment dismissing the claims against PPG in the glass class action antitrust case. The plaintiffs in that case appealed that order to the U.S. Third Circuit Court of Appeals. On September 30, 2004, the U.S. Third Circuit Court of Appeals affirmed in part and reversed in part the dismissal of PPG and remanded the case for further proceedings. PPG petitioned the U.S. Supreme Court for permission to appeal the decision of the U.S. Third Circuit Court of Appeals, however, the U.S. Supreme Court rejected PPG’s petition for review, and the case will likely proceed to trial in 2006.

In addition, approximately 60 cases alleging antitrust violations in the automotive refinish industry have been filed in various state and federal jurisdictions. The approximately 55 federal cases have been consolidated as a class action in the U.S. District Court for the Eastern District of Pennsylvania located in Philadelphia, Pa. Certain of the defendants in the federal automotive refinish case have settled. This case is still at an early stage and discovery is continuing with the remaining defendants. Except for a case in California and a case in Vermont, the state automotive refinish cases have either been stayed pending resolution of the federal proceedings or have been dismissed.

The plaintiffs in these various antitrust cases are seeking economic and treble damages as well as injunctive relief. PPG believes it has meritorious defenses to these antitrust lawsuits.

The Company has been a defendant since April 1994 in a suit filed by Marvin Windows and Doors (“Marvin”) alleging numerous claims, including breach of warranty. All of the plaintiff’s claims, other than breach of warranty, were dismissed. However, on February 14, 2002, a federal jury awarded Marvin $136 million on the remaining claim. Subsequently, the court added $20 million for pre-judgment interest bringing the total judgment to $156 million. PPG appealed that judgment and the appeals court heard the parties’ arguments on June 9, 2003. On March 23, 2005, the appeals court ruled against PPG. Subsequent to the ruling by the court, PPG and Marvin agreed to settle this matter for $150 million and PPG recorded a charge for that amount in the first quarter of 2005, which is included in “Other – net” in the accompanying condensed statement of income. PPG paid the settlement on April 28, 2005.

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

The Bankruptcy Court heard oral arguments on the contested items on November 17-18, 2004. At the conclusion of the hearing, the Bankruptcy Court agreed to consider certain post-hearing written submissions. In a further development, on February 2, 2005, the Bankruptcy Court established a briefing schedule to address whether certain aspects of a decision of the U.S. Third Circuit Court of Appeals in an unrelated case have any applicability to the PC plan of reorganization. The Bankruptcy Court heard oral arguments on the briefs on March 16, 2005, but has yet to render any decision. At the status conference on April 15, 2005, the Bankruptcy Court judge stated her intention to rule on the confirmability of the PC plan of reorganization. PPG currently believes the Third Circuit Court of Appeals’ decision should not adversely affect the eventual confirmability of a plan of reorganization for PC incorporating the terms of the PPG Settlement Arrangement.

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

If the PC plan of reorganization incorporating the terms of the PPG Settlement Arrangement and the Corning Settlement Arrangement is approved by the Bankruptcy Court, the Court would enter a channeling injunction under §524(g) and other provisions of the Bankruptcy Code, prohibiting present and future claimants from asserting bodily injury claims after the Effective Date against PPG or its subsidiaries or PC relating to the manufacture, distribution or sale of asbestos-containing products by PC or PPG or its subsidiaries. The injunction would also prohibit co-defendants in those cases from asserting claims against PPG or its subsidiaries for contribution, indemnification or other recovery. All such claims would have to be filed with the Trust and only paid from the assets of the Trust.

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

In the second quarter of 2002, an initial charge of $772 million was recorded for the estimated cost of the PPG Settlement Arrangement which included the net present value as of December 31, 2002, using a discount rate of 5.5% of the aggregate cash payments of approximately $998 million to be made by PPG to the Trust. That amount also included the carrying value of PPG’s stock in Pittsburgh Corning Europe, the fair value as of June 30, 2002 of 1,388,889 shares of PPG common stock and $30 million in legal fees of the Trust to be paid by PPG, which together with the first payment originally scheduled to be made to the Trust on June 30, 2003, were reflected in the current liability for PPG’s asbestos settlement in the balance sheet as of June 30, 2002. The net present value at that date of the remaining payments of $566 million was recorded in the noncurrent liability for asbestos settlement. The following table summarizes the impact on our income statement for the three months ended March 31, 2005 and 2004 resulting from the PPG Settlement Arrangement including the change in fair value of the stock to be transferred to the asbestos settlement trust and the equity forward instrument (see Note 10, “Derivative Financial Instruments”) and the increase in the net present value of the future payments to be made to the Trust.

	Three Months Ended March 31
Increase (decrease) in expense:	2005	2004
	(Millions)
Change in fair value:
PPG stock	$5	$(8)
Equity forward instrument	(3)	5
Accretion of asbestos liability	7	8

Asbestos settlement – net expense	$9	$5

The fair value of the equity forward instrument is $22 million and $19 million as of March 31, 2005 and December 31, 2004, respectively, and is included as an other current asset in the accompanying condensed balance sheet. The amounts due June 30, 2003, 2004, and 2005 of $75 million, $98 million and $90 million, respectively, under the fixed payment schedule described above, are included in the current asbestos settlement liability in the accompanying condensed balance sheet, which is $409 million and $404 million as of March 31, 2005 and December 31, 2004, respectively. The amount due June 30, 2006, of $82 million and the net present value of the remaining payments is included in the long-term asbestos settlement liability in the accompanying condensed balance sheet, which is $447 million and $440 million as of March 31, 2005 and December 31, 2004, respectively. For 2005 accretion expense associated with the asbestos liability will be approximately $7 million per quarter.

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

It is PPG’s policy to accrue expenses for environmental contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Reserves for environmental contingencies are exclusive of claims against third parties and are generally not discounted. As of March 31, 2005 and December 31, 2004, PPG had reserves for environmental contingencies totaling $82 million and $81 million, respectively. Pretax charges against income for environmental remediation costs totaled $4 million and $3 million for the three months ended March 31, 2005 and 2004, respectively, and are included in “Other – net” in the accompanying condensed statement of income. Cash outlays related to such environmental remediation aggregated $3 million and $11 million for the three months ended March 31, 2005 and 2004, respectively.

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

Although the unreserved exposure to future loss relates to all sites, a significant portion of such exposure involves three operating plant sites in our chemicals segment. Initial remedial actions are occurring at these sites. Studies to determine the nature of the contamination are reaching completion and the need for additional remedial actions, if any, is presently being evaluated. The loss contingencies related to the remaining portion of such unreserved exposure include significant unresolved issues such as the nature and extent of contamination, if any, at these other sites and the methods that may have to be employed should remediation be required. The most significant of these sites is the Calcasieu River estuary, near our Lake Charles, La. chemicals plant. The U.S. Environmental Protection Agency has completed investigation of contamination levels in the Calcasieu River estuary and issued a Final Remedial Investigation Report in September 2003, which incorporates the Human Health and Ecological Risk Assessments, indicating that elevated levels of risk exist in the estuary. PPG and other potentially responsible parties are performing a feasibility study under the authority of the Louisiana Department of Environmental Quality. A report describing the process by which preliminary remedial action goals will be determined was submitted on March 1, 2005 for agency approval. These goals more fully define the nature and extent of any potentially required remedial actions. Based upon the results of the feasibility study, an evaluation will be made to determine what role PPG would have with respect to future remedial actions.

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

The Company accrues for product warranties at the time the products are sold based on historical claims experience. As of March 31, 2005 and December 31, 2004, the reserve for product warranties was $3 million. Pretax charges against income for product warranties and the related cash outlays were not material for the three months ended March 31, 2005 and 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Performance in First Quarter of 2005 Compared to First Quarter of 2004

Performance Overview

Sales increased 10% for the first quarter of 2005 to $2,493 million compared to $2,264 million for the first quarter of 2004. Higher selling prices, primarily in our chemicals and coatings business segments, increased sales by 7%. The positive effects of foreign currency translation, primarily from our European and North American operations, accounted for an additional increase of 2%, while increases in volumes, primarily in our chemicals and glass business segments, accounted for an increase in sales of 1%.

Gross profit in the first quarter 2005 increased $109 million, and the gross profit percentage increased to 37.5% for the first quarter of 2005 compared to 36.5% for the first quarter of 2004. The benefits realized from higher selling prices, sales volume growth in our chemicals and glass business segments, the positive effects of foreign currency translation and improved manufacturing efficiencies increased our gross profit. Higher energy and raw material costs lowered our gross profit.

Net income and earnings per share – assuming dilution for the first quarter of 2005 were $95 million and $0.55, respectively, compared to $119 million and $0.69, respectively, for the first quarter of 2004. Net income for the first quarter of 2005 included aftertax charges of $91 million, or 52 cents a share, for a legal settlement in connection with an adverse ruling received in March 2005 in litigation brought against the company by Marvin Windows and Doors (“Marvin”). Net income for the first quarter of 2005 and 2004 included an aftertax charge of $5 million, or 3 cents a share, and $3 million, or 2 cents a share, respectively, to reflect the net increase in the current value of the Company’s obligation under the asbestos settlement agreement. See Note 14, “Commitments and Contingent Liabilities” for a description of these charges.

Net income for the first quarter of 2005 compared to the first quarter of 2004 was $24 million lower. The decrease in net income was due to the impact of the adverse legal settlement and the negative effects of inflation, primarily higher raw material costs. Increased selling prices, a lower effective tax rate, improved sales volumes and improved manufacturing efficiencies combined to increase net income for the first quarter of 2005.

Performance of Business Segments

Coatings sales increased 5% to $1,332 million for the first quarter of 2005 compared to $1,274 million for the first quarter of 2004. Sales increased 3% due to the positive effects of foreign currency translation, primarily from our European operations, and 2% due to increased selling prices across all of our coatings businesses except automotive. Operating income was $9 million for the first quarter of 2005 compared to $186 million for the same quarter in 2004. Factors decreasing operating income were the $150 million impact of a legal settlement and inflation of $62 million, primarily higher raw material costs. Factors increasing operating income were higher selling prices, the favorable effects of foreign currency translation and improved manufacturing efficiencies.

Glass sales increased 3% to $554 million for the first quarter of 2005 compared to $537 million for the first quarter of 2004. Sales increased 3% due to improved volumes, primarily in our automotive replacement glass and flat glass businesses, and 1% due to the positive effects of foreign currency translation. These sales increases were offset slightly by a 1% decline due to lower selling prices, primarily in our automotive replacement glass and automotive original equipment businesses. Operating income was $41 million for the first quarter of 2005 compared to $25 million for the same quarter of 2004. Factors increasing operating income were $12 million of improved manufacturing efficiencies, the higher sales volumes described above, increased equity earnings from our Asian affiliates of $8 million and lower overhead expenses. Factors decreasing operating income were the $18 million impact of inflation, primarily higher energy and freight costs, and lower selling prices.

Chemicals sales increased 34% to $607 million for the first quarter of 2005 compared to $453 million for the first quarter of 2004. Sales increased 29% due to higher selling prices, primarily for chlor-alkali products, 4% due to improved volumes across all of our chemicals businesses and 1% due to the positive effects of foreign currency translation. Operating income was $155 million for the first quarter of 2005 compared to $41 million for the same quarter in 2004. Factors increasing operating income were $130 million in higher selling prices and the sales volume increase and favorable currency impact described above. Operating income was lower by $23 million due to inflation, primarily higher energy and raw material costs.

Other Factors

The tax rate on earnings for the first quarter of 2005 was 23% comprised of a tax benefit of 39% on the $150 million charge for a legal settlement and a tax expense of 31.5% on the remaining pretax earnings. The tax rate on earnings for the first quarter of 2004 was 34.16%.

In October 2004, the American Jobs Creation Act of 2004 (“AJCA 2004”) was signed into law. Among its many provisions, the AJCA 2004 provides a limited opportunity in 2005 to repatriate the undistributed earnings of our non-U.S. subsidiaries at a U.S. tax cost that may be lower than the normal tax cost on such distributions. We are in the process of evaluating the impact of this provision on PPG and are awaiting final guidance from the Internal Revenue Service to complete that evaluation; however, our current estimate is that the tax cost of any dividends we decide to pay in 2005 will not increase our effective tax rate significantly. We have included the estimated net impact of the remaining provisions of the AJCA 2004, including the U.S. manufacturing deduction, in our current estimate of the effective tax rate for 2005 of 30% comprised of a tax benefit of 39% on the $150 million charge for a legal settlement and a tax expense of 31.5% on the remaining pretax earnings.

Liquidity and Capital Resources

Cash from operating activities for the three months ended March 31, 2005 was $140 million compared with $130 million for the comparable period of 2004. Cash from operations and the Company’s debt capacity have been and are expected to continue to be sufficient to meet our operating requirements, to fund our capital spending, share repurchases and contributions to pension plans, to pay increasing dividends to our shareholders and to pay amounts due under the asbestos settlement. During the first quarter of 2005, the Company repurchased 1.6 million shares of PPG common stock at a cost of $110 million under a previously authorized share repurchase program.

Our current forecast under existing U.S. pension funding regulations is that, with available funding credits, there will be no mandatory pension funding requirement in the U.S. until 2008 at the earliest. The Company may make a voluntary contribution to our U.S. pension plans in 2005 and we expect to make mandatory contributions to our non-U.S. pension plans in 2005 of approximately $20 million, of which approximately $4 million was contributed as of March 31, 2005.

New Accounting Standards

Note 2, “Newly Adopted Accounting Standards,” to the accompanying condensed financial statements describes the Company’s adoption of the fair value method of recording stock-based compensation, as defined in SFAS No. 123, effective January 1, 2004. See Note 3, “Other New Accounting Standards,” to the accompanying condensed financial statements for a description of the expected impact of adopting the FASB’S Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143”, the revision to SFAS No. 123, “Share-Based Payments” and SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.”

Commitments and Contingent Liabilities, including Environmental Matters

PPG is involved in a number of lawsuits and claims, both actual and potential, including some that it has asserted against others, in which substantial monetary damages are sought. In a suit filed by Marvin Windows and Doors, PPG appealed the unfavorable judgment awarded by a federal jury. The appeals court heard the parties’ arguments on June 9, 2003. On March 23, 2005, the appeals court ruled against PPG on this matter and PPG recorded in the first quarter of 2005 a pre-tax charge of $150 million. See Part II, Item 1, “Legal Proceedings” of this Form 10-Q and Note 14, “Commitments and Contingent Liabilities,” to the accompanying condensed financial statements for an expanded description of this case and certain other lawsuits, including the proposed PPG Settlement Arrangement for asbestos claims announced on May 14, 2002. As discussed in Note 14, although the result of any future litigation of such lawsuits and claims is inherently unpredictable, management believes that, in the aggregate, the outcome of all lawsuits and claims involving PPG, including asbestos-related claims in the event the PPG Settlement Arrangement described in Note 14 does not become effective, will not have a material effect on PPG’s consolidated financial position or liquidity; however, any such outcome may be material to the results of operations of any particular period in which the costs, if any, are recognized.

It is PPG’s policy to accrue expenses for environmental contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Reserves for environmental contingencies are exclusive of claims against third parties and are generally not discounted. As of March 31, 2005 and December 31, 2004, PPG had reserves for environmental contingencies totaling $82 million and $81 million, respectively. Pretax charges against income for environmental remediation costs totaled $4 million and $3 million for the three months ended March 31, 2005 and 2004, respectively, and are included in “Other – net” in the accompanying condensed statement of income. Cash outlays related to such environmental remediation aggregated $3 million and $11 million for the three months ended March 31, 2005 and 2004, respectively. In addition to the amounts currently reserved, the Company may be subject to loss contingencies related to environmental matters estimated to be as much as $200 million to $400 million, which range is unchanged from the prior year end. Such unreserved losses are reasonably possible but are not currently considered to be probable of occurrence. Management anticipates that the resolution of the Company’s environmental contingencies will occur over an extended period of time. Over the past 10 years the pretax charges against income have ranged between $10 million and $49 million per year. We anticipate that charges against income in 2005 will be within that range. It is possible, however, that technological, regulatory and enforcement developments, the results of environmental studies and other factors could alter this expectation. See Note 14, for an expanded description of certain of these environmental contingencies. In management’s opinion, the Company operates in an environmentally sound manner and the outcome of the Company’s environmental contingencies will not have a material effect on PPG’s financial position or liquidity.

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

Many factors could cause actual results to differ materially from the Company’s forward-looking statements. Such factors are increasing price and product competition by foreign and domestic competitors, fluctuations in the cost and availability of raw materials, the ability to maintain favorable supplier relationships and arrangements, economic and political conditions in international markets, the ability to penetrate existing, developing and emerging foreign and domestic markets, which also depends on economic and political conditions, foreign exchange rates and fluctuations in those rates, and the unpredictability of existing and possible future litigation, including litigation that could result if PPG’s Settlement Arrangement for asbestos claims does not become effective. However, it is not possible to predict or identify all such factors. Consequently, while the list of factors presented here is considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements.

Consequences of material differences in the results as compared to those anticipated in the forward-looking statements could include, among other things, business disruption, operational problems, financial loss, legal liability to third parties and similar risks, any of which could have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in the Company’s exposure to market risk from December 31, 2004.

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

Twenty-nine glass antitrust cases were filed in federal courts, all of which have been consolidated in the U.S. District Court for the Western District of Pennsylvania located in Pittsburgh, Pa. The Court has ruled that the case may proceed as a class action. Similar state court actions are inactive pending resolution of the federal proceedings. All of the initial defendants in the glass class action antitrust case, other than PPG, have entered into settlement agreements with the plaintiffs. On May 29, 2003, the Court granted PPG’s motion for summary judgment dismissing the claims against PPG in the glass class action antitrust case. The plaintiffs in that case appealed that order to the U.S. Third Circuit Court of Appeals. On September 30, 2004, the U.S. Third Circuit Court of Appeals affirmed in part and reversed in part the dismissal of PPG and remanded the case for further proceedings. PPG petitioned the U.S. Supreme Court for permission to appeal the decision of the U.S. Third Circuit Court of Appeals, however, the U.S. Supreme Court rejected PPG’s petition for review, and the case will likely proceed to trial in 2006.

In addition, approximately 60 cases alleging antitrust violations in the automotive refinish industry have been filed in various state and federal jurisdictions. The approximately 55 federal cases have been consolidated in the U.S. District Court for the Eastern District of Pennsylvania located in Philadelphia, Pa. Certain of the defendants in the federal automotive refinish case have settled. This case is still at an early stage and discovery is continuing with the remaining defendants. Except for a case in California and a case in Vermont, the state automotive refinish cases have either been stayed pending resolution of the federal proceedings or have been dismissed.

The plaintiffs in these various antitrust cases are seeking economic and treble damages as well as injunctive relief. PPG believes it has meritorious defenses in these antitrust lawsuits.

The Company has been a defendant since April 1994 in a suit filed by Marvin Windows and Doors (“Marvin”) alleging numerous claims, including breach of warranty. All of the plaintiff’s claims, other than breach of warranty, were dismissed. However, on February 14, 2002, a federal jury awarded Marvin $136 million on the remaining claim. Subsequently, the court added $20 million for pre-judgment interest bringing the total judgment to $156 million. PPG appealed that judgment and the appeals court heard the parties’ arguments on June 9, 2003. On March 23, 2005, the appeals court ruled against PPG. Subsequent to the ruling by the court, PPG and Marvin agreed to settle this matter for $150 million and PPG recorded a charge for that amount in the first quarter of 2005, which is included in “Other – net” in the accompanying condensed statement of income. PPG paid the settlement on April 28, 2005.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Directors who are not also Officers of the Company receive Common Stock Equivalents pursuant to the PPG Industries, Inc. Deferred Compensation Plan for Directors (“PPG Deferred Compensation Plan for Directors”). Retired Directors receive dividend equivalents in the form of Common Stock Equivalents pursuant to the PPG Industries, Inc. Directors’ Common Stock Plan (“PPG Directors’ Common Stock Plan”). Common Stock Equivalents are hypothetical shares of Common Stock having a value on any given date equal to the value of a share of Common Stock. Common Stock Equivalents earn dividend equivalents that are converted into additional Common Stock Equivalents but carry no voting rights or other rights afforded to a holder of Common Stock. The Common Stock Equivalents credited to Directors under both plans are exempt from registration under Section 4(2) of the Securities Act of 1933 as private offerings made only to Directors of the Company in accordance with the provisions of the plans.

Under the PPG Deferred Compensation Plan for Directors, each Director may elect to defer the receipt of all or any portion of the compensation paid to such Director for serving as a PPG Director. All deferred payments are held in the form of Common Stock Equivalents. Payments out of the deferred accounts are made in the form of Common Stock of the Company (and cash as to any fractional Common Stock Equivalent). In the first quarter of 2005, the Directors, as a group, were credited with 583 Common Stock Equivalents under this plan. The value of each Common Stock Equivalent, when credited, was $72.95.

The PPG Directors’ Common Stock Plan is now only applicable to two retired Directors. For one retired Director, the Common Stock Equivalents are converted to cash at the fair market value of the common stock and paid in cash. For the other retired Director, the Common Stock Equivalents are converted into and paid in Common Stock of the Company (and cash as to any fractional Common Stock Equivalent). In the first quarter of 2005, those two retired Directors received dividend equivalents in the form of 18 Common Stock Equivalents under this plan. The value of each Common Stock Equivalent, when credited, was $72.95.

The following table summarizes the Company’s stock repurchase activity for the three months ended March 31, 2005:

Issuer Purchases of Equity Securities

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Programs (1)
January 2005
Repurchase program	50,000	67.73	50,000	9,355,915
Other transactions(2)	120,379	68.40	—	—
February 2005
Repurchase program	476,700	70.90	476,700	8,879,215
Other transactions(2)	56,587	70.99	—	—
March 2005
Repurchase program	1,025,000	71.19	1,025,000	7,854,215
Other transactions(2)	17,910	73.11	—	—

Total quarter ended March 31, 2005
Repurchase program	1,551,700	70.99	1,551,700	7,854,215

Other transactions(2)	194,876	69.59	—	—

(1)	In January 2005, the Company announced plans to purchase up to $500 million of PPG common stock by year end 2005 under a 10 million share repurchase program approved by PPG’s Board of Directors in October 2000.
(2)	Includes shares withheld or certified to in satisfaction of the exercise price and/or tax withholding obligation by holders of employee stock options who exercised options granted under the PPG Industries, Inc. Stock Plan.

Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Shareholders held on April 21, 2005 (the “Annual Meeting”), the shareholders voted on the following matters:

1.	On the matter of the election of three directors to serve for the terms indicated in the proxy statement relating to the Annual Meeting, the vote was as follows:

Nominees	Votes For	Votes Withheld
Michele J. Hooper	139,544,111	2,350,838
Raymond W. LeBoeuf	138,032,108	3,862,841
Robert Mehrabian	138,465,421	3,429,528

There were no broker non-votes with respect to this matter. Each of the nominees was elected to serve as a director for the terms indicated in the proxy statement relating to the Annual Meeting.

2.	On the matter of the proposal endorsing the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for 2005, the vote was as follows:

Votes For	Votes Against	Votes Abstain
137,875,193	2,729,452	1,290,304

There were no broker non-votes with respect to this matter.

Item 6. Exhibits

The following exhibits are filed as a part of, or incorporated by reference into, this Form 10-Q.

3	The Restated Articles of Incorporation, as amended, were filed as Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1995.

3.1	Statement with Respect to Shares, amending the Restated Articles of Incorporation effective April 21, 1998, was filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 1998.

3.2	The Bylaws, as amended on December 11, 2003, were filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2003.

4	The Shareholders’ Rights Plan was filed as Exhibit 4 on the Registrant’s Current Report on Form 8-K dated February 19, 1998.

4.1	Indenture, dated as of August 1, 1982, was filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated January 16, 1998.

4.2	First Supplemental Indenture, dated as of April 1, 1986, was filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated January 16, 1998.

4.3	Second Supplemental Indenture, dated as of October 1, 1989, was filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated January 16, 1998.

4.4	Third Supplemental Indenture, dated as of November 1, 1995, was filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated January 16, 1998.

*10	PPG Industries, Inc. Nonqualified Retirement Plan dated as of January 1, 1989, as amended February 21, 2002, was filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2001.

*10.1	The Supplemental Executive Retirement Plan II, as amended, was filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 1995

*10.2	Form of Change in Control Employment Agreement was filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 1995.

*10.3	PPG Industries, Inc. Directors’ Common Stock Plan, as amended February 20, 2002, was filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003.

*10.4	PPG Industries, Inc. Deferred Compensation Plan for Directors was filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 1997.

*10.5	PPG Industries, Inc. Deferred Compensation Plan, as amended effective July 14, 2004, was filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.

*10.6	PPG Industries, Inc. Executive Officers’ Long Term Incentive Plan was filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 16, 2005.

*10.7	PPG Industries, Inc. Long Term Incentive Plan for Key Employees was filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 16, 2005.

*10.8	Form of TSR Share Award Agreement was filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated February 16, 2005.

*10.9	Form of Restricted Stock Unit Award Agreement was filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 15, 2005.

*10.10	PPG Industries, Inc. Executive Officers’ Annual Incentive Compensation Plan, as amended effective February 18, 2004, was filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2003.

*10.11	PPG Industries, Inc. Incentive Compensation and Deferred Income Plan for Key Employees, as amended, was filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2000.

*10.12	PPG Industries, Inc. Management Award and Deferred Income Plan was filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002.

*10.13	PPG Industries, Inc. Stock Plan, dated as of April 17, 1997, as amended April 18, 2002, was filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2001.

*10.14	Form of Non-Qualified Option Agreement was filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated February 15, 2005.

*10.15	Form of Non-Qualified Option Agreement for Directors was filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated February 15, 2005.

*10.16	Summary of Non-Employee Director Compensation and Benefits was filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated February 15, 2005.

*10.17	PPG Industries, Inc. Challenge 2000 Stock Plan was filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003.

†12	Computation of Ratio of Earnings to Fixed Charges for the Three Months Ended March 31, 2005 and for the Five Years Ended December 31, 2004.

†31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.
*	Management contracts, compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 601 of Regulation S-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PPG INDUSTRIES, INC.
(Registrant)

Date: May 2, 2005	By	/s/ W. H. Hernandez
W. H. Hernandez Senior Vice President, Finance
(Principal Financial and Accounting Officer and Duly Authorized Officer)

PPG Industries Inc. and Consolidated Subsidiaries

Index to Exhibits

Exhibits
3	The Restated Articles of Incorporation, as amended, were filed as Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1995.

3.1	Statement with Respect to Shares, amending the Restated Articles of Incorporation effective April 21, 1998, was filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 1998.

3.2	The Bylaws, as amended on December 11, 2003, were filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2003.

4	The Shareholders’ Rights Plan was filed as Exhibit 4 to the Registrant’s Current Report on Form 8-K dated February 19, 1998.

4.1	Indenture, dated as of August 1, 1982, was filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated January 16, 1998.

4.2	First Supplemental Indenture, dated as of April 1, 1986, was filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated January 16, 1998.

4.3	Second Supplemental Indenture, dated as of October 1, 1989, was filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated January 16, 1998.

4.4	Third Supplemental Indenture, dated as of November 1, 1995, was filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated January 16, 1998.

*10	PPG Industries, Inc. Nonqualified Retirement Plan dated as of January 1, 1989, as amended February 21, 2002, was filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2001.

*10.1	The Supplemental Executive Retirement Plan II, as amended, was filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 1995.

*10.2	Form of Change in Control Employment Agreement was filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 1995.

*10.3	PPG Industries, Inc. Directors’ Common Stock Plan, as amended February 20, 2002, was filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003.

*10.4	PPG Industries, Inc. Deferred Compensation Plan for Directors was filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 1997.

*10.5	PPG Industries, Inc. Deferred Compensation Plan, as amended effective July 14, 2004, was filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.

*10.6	PPG Industries, Inc. Executive Officers’ Long Term Incentive Plan was filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 16, 2005.

*10.7	PPG Industries, Inc. Long Term Incentive Plan was filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 16, 2005.

*10.8	Form of TSR Share Award Agreement was filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated February 16, 2005.

*10.9	Form of Restricted Stock Unit Award Agreement was filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 15, 2005.

*10.10	PPG Industries, Inc. Executive Officers’ Annual Incentive Compensation Plan, as amended effective February 18, 2004, was filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2003.

*10.11	PPG Industries, Inc. Incentive Compensation and Deferred Income Plan for Key Employees, as amended, was filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2000.

*10.12	PPG Industries, Inc. Management Award and Deferred Income Plan was filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002.

*10.13	PPG Industries, Inc. Stock Plan, dated as of April 17, 1997, as amended April 18, 2002, was filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2001.

*10.14	Form of Non-Qualified Option Agreement was filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated February 15, 2005.

*10.15	Form of Non-Qualified Option Agreement for Directors was filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated February 15, 2005.

*10.16	Summary of Non-Employee Director Compensation and Benefits was filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated February 15, 2005.

*10.17	PPG Industries, Inc. Challenge 2000 Stock Plan was filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003.

†12	Computation of Ratio of Earnings to Fixed Charges for the Three Months Ended March 31, 2005 and for the Five Years Ended December 31, 2004.

†31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.
*	Management contracts, compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 601 of Regulation S-K.