Form 10-Q
period 2005-06-30
PPG INDUSTRIES INC
filed 2005-08-01
CIK 79879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2005

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

Act).     Yes  ☒    No  ☐

As of July 31, 2005, 169,895,163 shares of the Registrant’s common stock, par value $1.66-2/3 per share, were outstanding.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Income (Unaudited)

(Millions, except per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Net sales	$2,656	$2,429	$5,149	$4,693
Cost of sales	1,650	1,519	3,208	2,957

Gross profit	1,006	910	1,941	1,736

Other expenses (earnings):
Selling, general and administrative	461	423	911	849
Depreciation	85	90	172	180
Research and development	76	74	153	150
Interest	20	25	41	48
Amortization	8	8	16	15
Asbestos settlement – net (Note 15)	3	10	12	15
Other – net (Notes 8 and 15)	(7)	(22)	131	(25)

Total other expenses – net	646	608	1,436	1,232

Income before income taxes and minority interest	360	302	505	504

Income tax expense	111	99	145	168

Minority interest	18	16	34	30

Net income	$231	$187	$326	$306

Earnings per common share (Note 4)	$1.35	$1.09	$1.90	$1.78

Earnings per common share – assuming dilution (Note 4)	$1.34	$1.08	$1.89	$1.77

Dividends per common share	$0.47	$0.45	$0.92	$0.89

The accompanying notes to the condensed consolidated financial statements are an integral part of this consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheet (Unaudited)

	June 30 2005	Dec. 31 2004
	(Millions)
Assets
Current assets:
Cash and cash equivalents	$470	$659
Short-term investments (Note 1)	—	50

Total cash, cash equivalents and short-term investments	470	709
Receivables-net	1,987	1,797
Inventories (Note 6)	1,105	1,076
Other	495	472

Total current assets	4,057	4,054

Property (less accumulated depreciation of $5,393 million and $5,384 million)	2,356	2,471
Investments	322	298
Goodwill (Note 7)	1,165	1,216
Identifiable intangible assets (Note 7)	489	497
Other assets	401	396

Total	$8,790	$8,932

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt and current portion of long-term debt	$164	$166
Asbestos settlement (Note 15)	479	404
Accounts payable and accrued liabilities	1,590	1,651

Total current liabilities	2,233	2,221

Long-term debt	1,188	1,184
Asbestos settlement (Note 15)	372	440
Deferred income taxes	131	145
Other postretirement benefits	573	556
Other liabilities	759	718

Total liabilities	5,256	5,264

Commitments and contingent liabilities (Note 15)
Minority interest	121	96

Shareholders’ equity:
Common stock	484	484
Additional paid-in capital	339	249
Retained earnings	6,944	6,776
Treasury stock	(3,692)	(3,455)
Unearned compensation	(42)	(47)
Accumulated other comprehensive loss (Note 10)	(620)	(435)

Total shareholders’ equity	3,413	3,572

Total	$8,790	$8,932

The accompanying notes to the condensed consolidated financial statements are an integral part of this consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows (Unaudited)

	Six Months Ended June 30
	2005	2004
	(Millions)
Cash from operating activities	$270	$351

Investing activities:
Purchases of short-term investments (Note 1)	(1,872)	(1,911)
Proceeds from sales of short-term investments (Note 1)	1,922	1,757
Capital spending
Additions to property and long-term investments	(130)	(110)
Business acquisitions, net of cash balances acquired	(25)	(65)
Reductions of other property and investments	20	39

Cash used for investing activities	(85)	(290)

Financing activities:
Net change in borrowings with maturities of three months or less	(3)	5
Proceeds from other short-term debt	28	5
Repayment of other short-term debt	(22)	(2)
Proceeds from long-term debt	360	—
Repayment of long-term debt	(374)	(17)
Repayment of loans by employee stock ownership plan	5	8
Purchase of treasury stock	(312)	(8)
Issuance of treasury stock, net	136	37
Dividends paid	(159)	(153)

Cash used for financing activities	(341)	(125)

Effect of currency exchange rate changes on cash and cash equivalents	(33)	(6)

Net decrease in cash and cash equivalents	(189)	(70)

Cash and cash equivalents, beginning of period	659	499

Cash and cash equivalents, end of period	$470	$429

The accompanying notes to the condensed consolidated financial statements are an integral part of this consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Financial Statements

The condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial position of PPG Industries, Inc. and subsidiaries (the “Company” or “PPG”) at June 30, 2005, and the results of their operations for the three and six month periods ended June 30, 2005 and 2004 and their cash flows for the six month periods then ended. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in PPG’s Annual Report on Form 10-K for the year ended December 31, 2004.

The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

Reclassifications

Certain amounts in the 2004 financial statements have been reclassified to be consistent with the 2005 presentation, including the classification of our investment in auction rate securities as available for sale investments, which are reported as short-term investments instead of cash equivalents beginning in the first quarter of 2005. We have also made corresponding adjustments to our condensed consolidated statement of cash flows to reflect the purchases and sales of these investments as investing activities. These reclassifications had no impact on our previously reported net income, cash flow from operations or changes in shareholders’ equity. We believe auction rate securities are highly liquid investments, and view them as being similar to cash and cash equivalents. We invest in securities that reset the interest rate every one to three weeks even though the underlying securities have stated maturities in excess of 90 days. Each time the interest rate is reset, we can choose to sell our investment.

2. Newly Adopted Accounting Standards

Effective January 1, 2004, PPG adopted the fair value method of recording stock-based compensation, as defined in Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” for stock options awarded to employees after the date of adoption and for previously issued stock options that were not vested as of January 1, 2004 using the modified prospective transition method. Under the modified prospective transition method we recorded a deferred tax asset of $8 million and a corresponding increase to additional paid-in capital equal to the deferred tax benefit that would have been recorded under the fair value provisions of SFAS No. 123 for options outstanding at the date of adoption but not fully vested. See Note 14, “Stock-Based Compensation” for additional information.

3. Other New Accounting Standards

In March 2005, Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143”. FIN No. 47 is effective December 31, 2005, and clarifies the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations”, and provides further guidance as to when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.

We are currently in the process of evaluating the effect the adoption of this interpretation will have on PPG; however we do not expect it to have a material effect on PPG’s consolidated results of operations or financial position.

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

4. Earnings Per Common Share

The following table presents the earnings per common share calculations for the three and six months ended June 30, 2005 and 2004.

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
(Millions, except per share amounts)
Earnings per common share
Net income	$231	$187	$326	$306

Weighted average common shares outstanding	171.1	171.6	171.7	171.4

Earnings per common share	$1.35	$1.09	$1.90	$1.78

Earnings per common share - assuming dilution
Net income	$231	$187	$326	$306

Weighted average common shares outstanding	171.1	171.6	171.7	171.4
Effect of dilutive securities:
Stock options	0.9	0.7	0.9	0.7
Other stock compensation plans	0.6	0.6	0.6	0.7

Potentially dilutive common shares	1.5	1.3	1.5	1.4

Adjusted weighted average common shares outstanding	172.6	172.9	173.2	172.8

Earnings per common share - assuming dilution	$1.34	$1.08	$1.89	$1.77

5. Acquisitions

During the second quarter of 2005, the Company acquired the business of International Polarizer Holdings Trust, a privately held polarized film manufacturer for sun lens applications based in Marlborough, Massachusetts. The preliminary purchase price allocation resulted in an excess of purchase price over the fair value of net assets acquired, which has been reflected as an addition to goodwill.

During the first quarter of 2004, the Company acquired the remaining one-third minority interest in PPG Iberica, S.A., a Spanish automotive and industrial coatings producer, for $61 million. The purchase price allocation resulted in an excess of purchase price over the fair value of net assets acquired, which has been reflected as an addition to goodwill.

6. Inventories

Inventories as of June 30, 2005 and December 31, 2004 are detailed below.

	June 30 2005	Dec. 31 2004
	(Millions)
Finished products	$652	$635
Work in process	120	118
Raw materials	205	192
Supplies	128	131

Total	$1,105	$1,076

Most domestic and certain foreign inventories are valued using the last-in, first-out method. If the first-in, first-out method of inventory valuation had been used, inventories would have been $198 million and $167 million higher at June 30, 2005 and December 31, 2004, respectively.

7. Goodwill and Other Identifiable Intangible Assets

The change in the carrying amount of goodwill attributable to each business segment for the six months ended June 30, 2005 was as follows:

	Coatings	Glass	Chemicals	Total
	(Millions)
Balance, December 31, 2004	$1,097	$89	$30	$1,216
Acquisitions	—	—	5	5
Currency translation	(47)	(6)	(3)	(56)

Balance, June 30, 2005	$1,050	$83	$32	$1,165

The carrying amount of acquired trademarks with indefinite lives as of June 30, 2005 and December 31, 2004 totaled $144 million.

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and are detailed below.

	June 30, 2005			December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(Millions)
Acquired technology	$361	$(133)	$228	$353	$(123)	$230
Other	212	(95)	117	216	(93)	123

Balance	$573	$(228)	$345	$569	$(216)	$353

Aggregate amortization expense for the three and six months ended June 30, 2005 related to these identifiable intangible assets was $8 million and $16 million, respectively, and $8 million and $15 million, respectively for the three and six months ended June 30, 2004. As of June 30, 2005, estimated future amortization expense of identifiable intangible assets is as follows: $16 million for the remaining two quarters of 2005 and $32 million, $32 million, $27 million, $26 million and $26 million in 2006, 2007, 2008, 2009 and 2010, respectively.

8. Debt

In June 2005, the Company issued €300 million of 3.875% Senior Notes due 2015 (the “Euro Notes”). As of June 30, 2005, these notes had a value of $363 million. The proceeds from the Euro Notes were used to repay short-term commercial paper obligations incurred in June 2005 in connection with the purchase of $100 million of 6.5% notes due 2007, $159 million of 7.05% notes due 2009 and $16 million of 6.875% notes due 2012, as well as for general corporate purposes. The Company recorded a second quarter pre-tax charge of approximately $19 million, ($12 million aftertax or 7 cents per share), in debt refinancing costs, which is included in “Other – net” in the accompanying condensed consolidated statement of income.

The fixed rate notes that were retired had been converted to variable rate notes using interest rate swaps. As a result, the debt was reflected in the balance sheet at fair value through the inclusion of the impact of these derivatives on the debt. As a result of the early retirement of these debt instruments, $8 million of these fair value adjustments were recognized and included as a net reduction in the debt refinancing costs described above.

As of June 30, 2005, PPG held interest rate swaps that effectively convert $275 million of fixed rate notes to variable rates.

9. Pension and Other Postretirement Benefits

The net periodic pension costs for the three and six months ended June 30, 2005 and 2004 were as follows:

	Pensions
	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
	(Millions)
Service cost	$16	$16	$33	$32
Interest cost	48	46	95	91
Expected return on plan assets	(56)	(54)	(112)	(103)
Amortization of prior service cost	5	6	10	10
Amortization of actuarial losses	20	20	39	40

Net periodic pension cost	$33	$34	$65	$70

While PPG has no mandatory funding contribution required in 2005 for our U.S. pension plans under Pension Benefit Guaranty Corporation or IRS regulations, the Company intends to make a voluntary contribution of approximately $4 million in the third quarter of 2005 and may make additional voluntary contributions later in 2005. We expect to make mandatory contributions to our non-U.S. pension plans in 2005 of approximately $20 million, of which approximately $9 million was contributed as of June 30, 2005.

The net periodic other postretirement benefit costs for the three and six months ended June 30, 2005 and 2004 were as follows:

	Other Postretirement Benefits
	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
	(Millions)
Service cost	$5	$5	$11	$11
Interest cost	16	16	32	32
Amortization of prior service cost	(4)	(1)	(8)	(2)
Amortization of actuarial losses	9	7	18	14

Net periodic other postretirement benefit cost	$26	$27	$53	$55

The net periodic costs for other postretirement benefits in the table above include the benefit of the subsidy under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 for all periods presented.

10. Comprehensive Income

Total comprehensive income for the three and six months ended June 30, 2005 and 2004 was as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
	(Millions)
Net income	$231	$187	$326	$306
Other comprehensive income, net of tax:
Currency translation adjustment	(110)	(39)	(190)	(64)
Unrealized gains (losses) on marketable securities	3	(2)	1	(3)
Net change – derivatives (Note 11)	1	2	4	2

	(106)	(39)	(185)	(65)

Total comprehensive income	$125	$148	$141	$241

11.	Derivative Financial Instruments and Hedge Activities

PPG’s policies do not permit speculative use of derivative financial instruments. PPG uses derivative instruments to manage its exposure to fluctuating natural gas prices through the use of natural gas swap and option contracts. PPG also uses forward currency and option contracts as hedges against its exposure to variability in exchange rates on short-term intercompany borrowings and cash flows denominated in foreign currencies and to translation risk. Interest rate swaps are used to manage the Company’s exposure to changing interest rates. PPG also uses an equity forward arrangement to hedge a portion of our exposure to changes in the fair value of PPG stock that is to be contributed to the asbestos settlement trust as discussed in Note 15, “Commitments and Contingent Liabilities.”

In June 2005, the Company issued Euro Notes, as discussed in Note 8, “Debt”, and has designated these notes as a hedge of a portion of our net investment in our European operations. As a result, the change in book value from adjusting these foreign denominated notes at current spot rates, as of the end of each balance sheet date, will be deferred in accumulated other comprehensive income. The amount recorded in accumulated other comprehensive income from this hedge of our net investment was not material for the second quarter of 2005.

During the first six months of 2005, accumulated other comprehensive income included a net gain due to derivatives of $4 million, net of tax. This gain was comprised of realized losses of $2 million and unrealized gains of $2 million. The realized losses primarily related to the settlement during the period of natural gas and foreign currency contracts and the settlement of interest rate swaps owned by one of the Company’s investees accounted for under the equity method of accounting. The unrealized gains related primarily to the change in fair value of the natural gas contracts and foreign currency contracts. These unrealized gains were partially offset by unrealized losses on interest rate swaps owned by the equity investees.

During the first six months of 2004, accumulated other comprehensive income included a net gain due to derivatives of $2 million, net of tax. This gain was comprised of realized gains of $1 million and unrealized gains of $3 million. The realized gains primarily related to the settlement during the period of natural gas contracts offset in part from the settlement of interest rate swaps owned by one of the Company’s investees accounted for under the equity method of accounting. The unrealized gains primarily related to these same instruments.

In November 2002, PPG entered into a one-year renewable equity forward arrangement with a bank in order to partially mitigate the impact of changes in the fair value of PPG stock that is to be contributed to the asbestos settlement trust as discussed in Note 15, “Commitments and Contingent Liabilities.” This instrument, which has been renewed, is recorded at fair value as an asset or liability and changes in the fair value of this instrument are reflected in “Asbestos settlement – net” in the condensed consolidated statement of income. The fair value of this instrument as of June 30, 2005 and December 31, 2004 was a current asset of $14 million and $19 million, respectively. PPG recorded expense of $8 million and $5 million for the three and six months ended June 30, 2005, respectively, and income of $4 million and expense of $1 million for the three and six months ended June 30, 2004, respectively, for the change in fair value of this instrument.

12. Cash Flow Information

Cash payments for interest were $44 million and $49 million for the six months ended June 30, 2005 and 2004, respectively. Net cash payments for income taxes for the six months ended June 30, 2005 and 2004 were $202 million and $88 million, respectively.

During the second quarter of 2004, the Company received proceeds of $23 million from the sale/leaseback of precious metals, which are included in “Reductions of other property and investments” in the investing section in the accompanying condensed consolidated statement of cash flows. The gain recognized on the sale of these assets was $12 million for the three and six months ended June 30, 2004, which is reflected in “Other – net” in the accompanying condensed consolidated statement of income.

13. Business Segment Information

Business segment net sales and operating income for the three and six months ended June 30, 2005 and 2004 were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
	(Millions)
Net sales:
Coatings	$1,450	$1,354	$2,782	$2,628
Glass	581	584	1,135	1,121
Chemicals	625	491	1,232	944

Total (a)	$2,656	$2,429	$5,149	$4,693

Operating income:
Coatings (b)	$210	$224	$219	$410
Glass	52	70	93	95
Chemicals	152	50	307	91

Total	414	344	619	596

Interest expense – net	(17)	(22)	(34)	(43)

Asbestos settlement – net	(3)	(10)	(12)	(15)

Compensation cost associated with stock options (Note 14)	(8)	(4)	(15)	(11)

Other unallocated corporate expense – net (c)	(26)	(6)	(53)	(23)

Income before income taxes and minority interest	$360	$302	$505	$504

(a)	Intersegment net sales for the three and six months ended June 30, 2005 and 2004 were not material.
(b)	Coatings operating income for the six months ended June 30, 2005, includes a $150 million pretax charge for the impact of the legal settlement discussed in Note 15, “Commitments and Contingent Liabilities.”
(c)	Other unallocated corporate expense – net for the three and six months ended June 30, 2005, includes debt refinancing costs of $19 million pretax.

14. Stock-Based Compensation

The Company’s long-term incentive program includes stock options and annual grants of contingent shares that are earned based on total shareholder return. Beginning in 2005, restricted stock units (“RSUs”) were added to the long-term incentive program. RSUs were granted in 2005 and the number of stock options granted was reduced. In addition, amounts paid under the Company’s incentive compensation and management award plans may be paid partially in PPG common stock. Total compensation cost recognized as expense related to the long-term incentive program and the incentive compensation and management award plans was $23 million and $46 million for the three months and six months ended June 30, 2005, respectively, and $15 million and $35 million for the three and six months ended June 30, 2004, respectively.

PPG has two stock option plans, the PPG Industries, Inc. Stock Plan (“PPG Stock Plan”) and the PPG Industries, Inc. Challenge 2000 Stock Plan (“PPG Challenge 2000 Stock Plan”).

Effective January 1, 2004, PPG adopted the fair value method of recording compensation associated with stock options in accordance with SFAS No. 123 for stock options awarded to employees after the date of adoption and for previously issued stock options that were not vested as of January 1, 2004 using the modified prospective transition method. The PPG Stock Plan was amended effective January 1, 2004 to change the vesting period for stock options granted after that date from one year to three years. The PPG Stock Plan includes a restored options provision for options granted prior to January 1, 2003 that allows an optionee to exercise options and satisfy the option price by certifying ownership of mature shares of PPG common stock with equivalent market value. Shares having a market value equal to the optionee’s stock option gain are issued. Under this provision, the optionee is granted a restored option to purchase shares equal to the number of shares as to which ownership was certified plus the number of shares withheld to satisfy taxes due on the stock option gain. The options under the PPG Challenge 2000 Stock Plan became exercisable on July 1, 2003 and expire June 30, 2008. The fair value of stock options issued to employees is measured on the date of grant and recognized as compensation expense over the vesting period. PPG estimates the fair value of stock options using the Black-Scholes option pricing model with the following weighted average assumptions:

	Six Months Ended June 30
	2005	2004
Risk free interest rate	3.8%	3.3%
Expected life of option in years	4.4	5.1
Expected dividend yield	3.1%	3.2%
Expected volatility	26.9%	31.9%

The number of stock options granted during the six months ended June 30, 2005 and 2004 were 1,305,123 and 2,219,163 respectively, at a weighted average exercise price per share of $70.27 and $59.07, respectively. The number of stock options exercised during the six months ended June 30, 2005 and 2004 were 3,010,106 and 1,249,870, respectively, at a weighted average exercise price per share of $56.38 and $50.60, respectively.

RSUs have either performance or time-based vesting features. Time-based RSUs vest over the three year period following the date of grant, unless forfeited. Performance-based RSUs vest based on achieving specific performance targets for earnings per share growth and cash flow return on capital over a three-year period. Unless forfeited, the performance-based RSUs will be paid out in shares of Company stock at the end of the three-year vesting period if PPG meets the performance targets. If the designated performance targets are not met, no payout will be made on the performance-based RSUs. The fair value of an RSU is equal to the market value of a share of stock on the date of grant. During the six months ended June 30, 2005, the Company granted 257,835 RSUs with a grant date fair value of $71.84 which is equal to the weighted average fair market value of a share of stock on the dates of grant.

15. Commitments and Contingent Liabilities

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

The Company had been a defendant since April 1994 in a suit filed by Marvin Windows and Doors (“Marvin”) alleging numerous claims, including breach of warranty. All of the plaintiff’s claims, other than breach of warranty, were dismissed. However, on February 14, 2002, a federal jury awarded Marvin $136 million on the remaining claim. Subsequently, the court added $20 million for interest bringing the total judgment to $156 million. PPG appealed that judgment and the appeals court heard the parties’ arguments on June 9, 2003. On March 23, 2005, the appeals court ruled against PPG. Subsequent to the ruling by the court, PPG and Marvin agreed to settle this matter for $150 million and PPG recorded a charge for that amount in the first quarter of 2005, which is included in “Other – net” in the accompanying condensed consolidated statement of income. PPG paid the settlement on April 28, 2005.

For over thirty years, PPG has been a defendant in lawsuits involving claims alleging personal injury from exposure to asbestos. As of June 30, 2005, PPG was one of many defendants in numerous asbestos-related lawsuits involving approximately 116,000 claims. Most of PPG’s potential exposure relates to allegations by plaintiffs that PPG should be liable for injuries involving asbestos-containing thermal insulation products manufactured and distributed by Pittsburgh Corning Corporation (PC). PPG and Corning Incorporated are each 50% shareholders of PC. PPG has denied responsibility for, and has defended, all claims for any injuries caused by PC products.

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

The terms of the PPG Settlement Arrangement and the Corning Settlement Arrangement have been incorporated into a bankruptcy reorganization plan for PC along with a disclosure statement describing the plan, which PC filed with the Bankruptcy Court on April 30, 2003. Amendments to the plan and disclosure statement were filed on August 18 and November 20, 2003. Creditors and other parties with an interest in the bankruptcy proceeding were entitled to file objections to the disclosure statement and the plan of reorganization, and a few parties filed objections. On November 26, 2003, after considering objections to the second amended disclosure statement and plan of reorganization, the Bankruptcy Court entered an order approving such disclosure statement and directing that it be sent to creditors, including asbestos claimants, for voting. The Bankruptcy Court established March 2, 2004 as the deadline for receipt of votes. In order to approve the plan, at least two-thirds in amount and more than one-half in number of the allowed creditors in a given class must vote in favor of the plan, and for a plan to contain a channeling injunction for present and future asbestos claims under §524(g) of the Bankruptcy Code, as described below, seventy-five percent of the asbestos claimants voting must vote in favor of the plan. On March 16, 2004, notice was received that the plan of reorganization received the required votes to approve the plan with a channeling injunction. From May 3-7, 2004, the Bankruptcy Court judge conducted a hearing regarding the fairness of the settlement, including whether the plan would be fair with respect to present and future claimants, whether such claimants would be treated in substantially the same manner, and whether the protection provided to PPG and its participating insurers would be fair in view of the assets they would convey to the asbestos settlement trust (the “Trust”) to be established as part of the plan. At that hearing, creditors and other parties in interest raised objections to the PC plan of reorganization. Following that hearing, the Bankruptcy Court set deadlines for the parties to develop agreed-upon and contested Findings of Fact and Conclusions of Law and scheduled oral argument for contested items on November 9, 2004. Subsequently, the Bankruptcy Court rescheduled such oral argument for November 17, 2004.

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

In the second quarter of 2002, an initial charge of $772 million was recorded for the estimated cost of the PPG Settlement Arrangement which included the net present value as of December 31, 2002, using a discount rate of 5.5% of the aggregate cash payments of approximately $998 million to be made by PPG to the Trust. That amount also included the carrying value of PPG’s stock in Pittsburgh Corning Europe, the fair value as of June 30, 2002 of 1,388,889 shares of PPG common stock and $30 million in legal fees of the Trust to be paid by PPG, which together with the first payment originally scheduled to be made to the Trust on June 30, 2003, were reflected in the current liability for PPG’s asbestos settlement in the balance sheet as of June 30, 2002. The net present value at that date of the remaining payments of $566 million was recorded in the noncurrent liability for asbestos settlement. The following table summarizes the impact on our income statement for the three and six months ended June 30, 2005 and 2004 resulting from the PPG Settlement Arrangement including the change in fair value of the stock to be transferred to the asbestos settlement trust and the equity forward instrument (see Note 11, “Derivative Financial Instruments and Hedge Activities”) and the increase in the net present value of the future payments to be made to the Trust.

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
	(Millions)
Increase (decrease) in expense:

Change in fair value:
PPG stock	$(12)	$6	$(7)	$(2)
Equity forward instrument	8	(4)	5	1
Accretion of asbestos liability	7	8	14	16

Asbestos settlement – net expense	$3	$10	$12	$15

The fair value of the equity forward instrument is $14 million and $19 million as of June 30, 2005 and December 31, 2004, respectively, and is included as an other current asset in the accompanying condensed consolidated balance sheet. The amounts due June 30, 2003, 2004, 2005 and 2006 of $75 million, $98 million, $90 million and $82 million, respectively, under the fixed payment schedule described above, are included in the current asbestos settlement liability in the accompanying condensed consolidated balance sheet, which is $479 million and $404 million as of June 30, 2005 and December 31, 2004, respectively. The net present value of the remaining payments is included in the long-term asbestos settlement liability in the accompanying condensed consolidated balance sheet, which is $372 million and $440 million as of June 30, 2005 and December 31, 2004, respectively. For 2005, accretion expense associated with the asbestos liability will be approximately $7 million per quarter.

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

It is PPG’s policy to accrue expenses for environmental contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Reserves for environmental contingencies are exclusive of claims against third parties and are generally not discounted. As of June 30, 2005 and December 31, 2004, PPG had reserves for environmental contingencies totaling $81 million, respectively. Pretax charges against income for environmental remediation costs for the three and six months ended June 30, 2005 totaled $3 million and $7 million, respectively, and $2 million and $5 million, respectively, for the three and six months ended June 30, 2004, and are included in “Other – net” in the accompanying condensed consolidated statement of income. Cash outlays related to such environmental remediation aggregated $7 million and $16 million for the six months ended June 30, 2005 and 2004, respectively.

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

Although the unreserved exposure to future loss relates to all sites, a significant portion of such exposure involves three operating plant sites in our chemicals segment. Initial remedial actions are occurring at these sites. Studies to determine the nature of the contamination are reaching completion and the need for additional remedial actions, if any, is presently being evaluated. The loss contingencies related to the remaining portion of such unreserved exposure include significant unresolved issues such as the nature and extent of contamination, if any, at these other sites and the methods that may have to be employed should remediation be required. The most significant of these sites is the Calcasieu River estuary, near our Lake Charles, La. chemicals plant. The U.S. Environmental Protection Agency (USEPA) has completed investigation of contamination levels in the Calcasieu River estuary and issued a Final Remedial Investigation Report in September 2003, which incorporates the Human Health and Ecological Risk Assessments, indicating that elevated levels of risk exist in the estuary. PPG and other potentially responsible parties are performing a feasibility study under the authority of the Louisiana Department of Environmental Quality. A report describing the process by which preliminary remedial action goals will be determined was submitted on March 1, 2005 for agency approval. These goals more fully define the nature and extent of any potentially required remedial actions. When the results of the feasibility study are known, an evaluation will be made to determine what role PPG would have with respect to future remedial actions.

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

The impact of evolving programs, such as natural resource damage claims, industrial site reuse initiatives and state remediation programs, also adds to the present uncertainties with regard to the ultimate resolution of this unreserved exposure to future loss. The Company’s assessment of the potential impact of these environmental contingencies is subject to considerable uncertainty due to the complex, ongoing and evolving process of investigation and remediation, if necessary, of such environmental contingencies, and the potential for technological and regulatory developments including the formal review by the New Jersey Department of Environmental Protection (“NJDEP”) of its chromium cleanup guidelines. In May 2005, a report on this review was issued expressing NJDEP’s conclusion that the existing chromium cleanup guidelines are adequate for current remediation activities, but they could change as new health studies become available.

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

The Company accrues for product warranties at the time the products are sold based on historical claims experience. As of June 30, 2005 and December 31, 2004, the reserve for product warranties was $3 million. Pretax charges against income for product warranties and the related cash outlays were not material for the three and six months ended June 30, 2005 and 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Performance in Second Quarter of 2005 Compared to Second Quarter of 2004

Performance Overview

Sales increased 9% for the second quarter of 2005 to $2,656 million compared to $2,429 million for the second quarter of 2004. Increases in selling price, primarily in our chemicals and coatings segments, increased sales by 6%, while the positive effects of foreign currency translation accounted for an increase of 2%, primarily from our Canadian and European operations. Higher volumes, primarily in our chemicals and coatings business segments, increased sales by 1%.

Gross profit for the second quarter of 2005 increased $96 million. The gross profit percentage increased to 37.9% for the second quarter of 2005 compared to 37.5% for the second quarter of 2004. The benefits realized from higher selling prices, the favorable mix of sales volume growth, the positive effects of foreign currency translation, improved manufacturing efficiencies, primarily in our glass segment, and lower pension and postretirement benefit costs increased our gross profit. Inflation, primarily higher raw material and energy costs, lowered our gross profit.

Net income and earnings per share – assuming dilution, for the second quarter of 2005 were $231 million and $1.34, respectively, compared to $187 million and $1.08, respectively, for the second quarter of 2004. Net income for the second quarter of 2005 included an aftertax charge of $12 million, or 7 cents a share, for debt refinancing costs. Net income for the second quarter of 2005 and 2004 included an aftertax charge of $2 million, or 1 cent a share, and $6 million, or 3 cents a share, respectively, to reflect the net increase in the current value of the Company’s obligation under the asbestos settlement agreement, as discussed in Note 15, “Commitments and Contingent Liabilities”.

Net income for the second quarter of 2005 compared to the second quarter of 2004 was $44 million higher. As described above, the improvement in net income was primarily due to the increased selling prices and the favorable mix of sales volume growth in our coatings and chemicals business segments. A lower effective tax rate also increased net income for the second quarter of 2005. Increased raw material and energy costs and lower other income - net, including debt refinancing costs, were the primary factors which reduced net income for the second quarter of 2005.

Performance of Business Segments

Coatings sales increased 7% to $1,450 million for the second quarter of 2005 compared to $1,354 million for the second quarter of 2004. Sales increased 3% due to improved selling prices across all businesses except automotive; 2% due to the positive effects of foreign currency translation, primarily from our Canadian and European operations; and 2% due to higher volumes from our architectural, aerospace and automotive businesses. Operating income was $210 million for the second quarter of 2005 compared to $224 million for the same quarter in 2004. The impact of inflation, primarily $75 million in higher raw material costs, decreased operating income for the second quarter of 2005. Factors increasing operating income were the approximately $40 million of improved selling prices, the higher sales volumes described above and higher other income.

Glass sales decreased slightly by 1% to $581 million for the second quarter of 2005 compared to $584 million for the second quarter of 2004. Sales decreased 1% due to lower selling prices and 1% due to lower volumes across most businesses except automotive replacement glass.

These decreases were partially offset by a 1% increase due to the positive effects of foreign currency translation. Operating income was $52 million for the second quarter of 2005 compared to $70 million for the same quarter in 2004. Factors decreasing operating income were the lower selling prices described above, the $11 million impact of inflation on raw materials, higher energy costs and lower other income due to the absence of the $12 million gain from sale/leaseback of precious metals in 2004. Factors increasing operating income were $8 million of improved manufacturing efficiencies, lower pension and postretirement benefit costs and increased equity earnings from our Asian affiliates.

Chemical sales increased 27% to $625 million for the second quarter of 2005 compared to $491 million for the second quarter of 2004. Sales increased 25% primarily due to higher selling prices for chlor-alkali products; 1% due to improved volumes, primarily from our optical products; and 1% due to the positive effects of foreign currency translation. Operating income was $152 million for the second quarter of 2005 compared to $50 million for the same quarter in 2004. Factors increasing operating income were the higher selling prices, which increased approximately $122 million, and the improved volumes described above. Factors decreasing operating income were higher energy costs, primarily natural gas which increased $11 million, $9 million of other inflation in costs and higher overhead expenses, primarily due to increased optical advertising.

Performance in the First Six Months of 2005 Compared to the First Six Months of 2004

Performance Overview

Sales increased 10% for the first six months of 2005 to $5,149 million compared to $4,693 million for the first six months of 2004. Increases in selling prices, primarily in our chemicals and coatings segments, increased sales by 7%; the positive effects of foreign currency translation principally from our Canadian and European operations accounted for 2%; and improved volumes across all of our business segments accounted for an increase of 1%.

Gross profit for the first six months of 2005 increased $205 million, and the gross profit percentage increased to 37.7% for the first six months of 2005 compared to 37.0% for the first six months of 2004. As discussed above, the benefits realized from increased selling prices, the favorable mix of sales volume growth and the positive effects of foreign currency; along with improved manufacturing efficiencies, primarily in our glass segment, increased equity earnings and lower pension and postretirement benefit costs were all factors which increased our gross profit. Higher raw material costs, primarily in our coatings segment, and higher energy costs in our glass and chemicals segments decreased our gross profit.

Net income and earnings per share – assuming dilution for the first six months of 2005 were $326 million and $1.89, respectively, compared to $306 million and $1.77, respectively, for the first six months of 2004. Net income for the first six months of 2005 included aftertax charges of $91 million, or 52 cents a share, for a legal settlement in March 2005 in litigation brought against the Company, and $12 million, or 7 cents a share, for debt refinancing costs. Net income for the first six months of 2005 and 2004 included an aftertax charge of $7 million, or 4 cents a share, and $9 million, or 5 cents a share, respectively, to reflect the increase in the current value of the Company’s obligation under the asbestos settlement agreement, as discussed in Note 15.

Net income for the first six months of 2005 compared to the first six months of 2004 was $20 million higher. The improvement in net income was due to the increased selling prices, the favorable mix of sales volume growth, higher other income, lower effective tax rate, improved manufacturing efficiencies, and the favorable effects of foreign currency translation. Higher raw material and energy costs, the impact of the legal settlement, higher overhead costs and the costs associated with our debt refinancing were factors that reduced net income for the first six months of 2005.

Performance of Business Segments

Coatings sales increased 6% to $2,782 million for the first six months of 2005 compared to $2,628 million for the first six months of 2004. Sales increased 3% due to the positive effects of foreign currency translation, primarily from our European and Canadian operations; 2% due to higher selling prices across all businesses except automotive; and 1% due to improved volumes primarily in our aerospace and architectural businesses. Operating income was $219 million for the first six months of 2005 compared to $410 million for the first six months of 2004. Factors decreasing operating income were the impact of inflation, primarily $125 million of raw material costs, and the impact of the $150 million legal settlement. Factors increasing operating income were the higher selling prices and improved sales volumes described above, as well as higher other income.

Glass sales increased 1% to $1,135 million for the first six months of 2005 compared to $1,121 million for the first six months of 2004. Sales increased 1% due to the positive effects of foreign currency translation and 1% due to improved volumes primarily from our automotive replacement glass and flat glass businesses. These sales increases were offset slightly by a 1% decline due to lower selling prices primarily in our automotive replacement glass and automotive original equipment businesses. Operating income was $93 million for the first six months of 2005 compared to $95 million for the first six months of 2004. Factors decreasing operating income were the impact of inflation, lower selling prices and higher energy costs. Factors increasing operating income were improved manufacturing efficiencies, higher equity earnings primarily from our Asian affiliates, lower pension and postretirement benefit costs and the higher sales volumes described above.

Chemicals sales increased 31% to $1,232 million for the first six months of 2005 compared to $944 million for the first six months of 2004. Sales increased 27% due to higher selling prices, primarily for chlor-alkali products; 3% due to improved volumes, primarily in our optical products; and 1% due to the positive effects of foreign currency translation. Operating income was $307 million for the first six months of 2005 compared to $91 million for the first six months of 2004. Factors increasing operating income were the $252 million of higher selling prices and the higher volumes described above. Factors decreasing operating income were higher energy costs of $21 million, higher overhead costs and the impact of inflation.

Other Factors

The decrease in “Other – net” in the accompanying condensed consolidated statement of income for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 is principally due to the pretax charge of $19 million related to our debt refinancing completed in June 2005, and the gain recognized in the second quarter of 2004 on the sale/leaseback of precious metals, which were offset slightly by higher equity and royalty income. The decrease in “Other – net” for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 is primarily due to the pretax charge of $150 million related to the legal settlement recorded in the first quarter of 2005, the debt refinancing costs and the gain in 2004 on the sale/leaseback of precious metals as discussed above, which were offset slightly by higher equity affiliate earnings.

The tax rate on earnings for the second quarter of 2005 was 31% comprised of a tax benefit of 39% on the $19 million charge for debt refinancing costs and the adjustment to increase the current value of the Company’s obligation under the asbestos settlement agreement and tax expense of 31.5% on the remaining pretax earnings. The tax rate on earnings for the second quarter of 2004 was 33%.

In October 2004, the American Jobs Creation Act of 2004 (“AJCA 2004”) was signed into law. Among its many provisions, the AJCA 2004 provides a limited opportunity in 2005 to repatriate the undistributed earnings of our non-U.S. subsidiaries at a U.S. tax cost that may be lower than the normal tax cost on such distributions. We are in the process of evaluating the impact of this provision on PPG and are awaiting final guidance from the Internal Revenue Service to complete that evaluation; however, our current estimate is that the tax cost of any dividends we decide to pay in 2005 will not increase our effective tax rate significantly. We have included the estimated net impact of the remaining provisions of the AJCA 2004, including the U.S. manufacturing deduction, in our current estimate of the effective tax rate for 2005 of 30.5% comprised of a tax benefit of 39% on the $150 million charge for a legal settlement, the $19 million charge for debt refinancing costs and the adjustment to increase the current value of the Company’s obligation under the asbestos settlement agreement and tax expense of 31.5% on the remaining pretax earnings.

Liquidity and Capital Resources

Cash from operating activities for the six months ended June 30, 2005 was $270 million compared with $351 million for the comparable period of 2004. Cash from operations and the Company’s debt capacity have been and are expected to continue to be sufficient to meet our operating requirements, to fund our capital spending, share repurchases, and contributions to pension plans, to pay increasing dividends to shareholders and to pay amounts due under the asbestos settlement. During the first six months of 2005, the Company repurchased 4.6 million shares of PPG common stock at a cost of $312 million under a previously authorized share repurchase program.

During June 2005, the Company completed a debt refinancing consisting of tender offers in the United States combined with the issue of bonds in Europe. As part of this refinancing, the Company issued €300 million of 3.875% Senior Notes due 2015. The proceeds from the Euro Notes were used to repay short-term commercial paper obligations incurred in June 2005 in connection with the purchase of $100 million of 6.5% notes due 2007, $159 million of 7.05% notes due 2009 and $16 million of 6.875% notes due 2012, as well as for general corporate purposes. The Company recorded a second quarter pre-tax charge of approximately $19 million, ($12 million aftertax or 7 cents per share), for debt refinancing costs.

Our current estimate under existing U.S. pension funding regulations is that, with available funding credits, there will be no mandatory pension funding requirement until 2008 at the earliest. The Company intends to make a voluntary contribution to our U.S. pension plans of approximately $4 million in the third quarter of 2005 and may make additional voluntary contributions later in 2005. We expect to make mandatory contributions to our non-U.S. pension plans in 2005 of approximately $20 million, of which approximately $9 million was contributed as of June 30, 2005.

New Accounting Standards

Note 2, “Newly Adopted Accounting Standards,” to the accompanying condensed consolidated financial statements describes the Company’s adoption of the fair value method of recording stock-based compensation, as defined in SFAS No. 123, effective January 1, 2004. See Note 3, “Other New Accounting Standards,” to the accompanying condensed consolidated financial statements for a description of the expected impact of adopting the FASB’s Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143”, the revision to SFAS No. 123, “Share-Based Payments” and SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.”

Commitments and Contingent Liabilities, including Environmental Matters

PPG is involved in a number of lawsuits and claims, both actual and potential, including some that it has asserted against others, in which substantial monetary damages are sought. See Part II, Item 1, “Legal Proceedings” of this Form 10-Q and Note 15, “Commitments and Contingent Liabilities,” to the accompanying condensed consolidated financial statements for a description of certain of these lawsuits, including a description of the proposed PPG Settlement Arrangement for asbestos claims announced on May 14, 2002. As discussed in Note 15, although the result of any future litigation of such lawsuits and claims is inherently unpredictable, management believes that, in the aggregate, the outcome of all lawsuits and claims involving PPG, including asbestos-related claims in the event the PPG Settlement Arrangement described in Note 15 does not become effective, will not have a material effect on PPG’s consolidated financial position or liquidity; however, any such outcome may be material to the results of operations of any particular period in which the costs, if any, are recognized.

It is PPG’s policy to accrue expenses for environmental contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Reserves for environmental contingencies are exclusive of claims against third parties and are generally not discounted. As of June 30, 2005 and December 31, 2004, PPG had reserves for environmental contingencies totaling $81 million. Pretax charges against income for environmental remediation costs for the three and six months ended June 30, 2005 totaled $3 million and $7 million, respectively, and $2 million and $5 million, respectively, for the three and six months ended June 30, 2004, and are included in “Other income – net” in the accompanying condensed consolidated statement of income. Cash outlays related to such environmental remediation aggregated $7 million and $16 million for the six months ended June 30, 2005 and 2004, respectively. In addition to the amounts currently reserved, the Company may be subject to loss contingencies related to environmental matters estimated to be as much as $200 million to $400 million, which range is unchanged from the prior year end. Such unreserved losses are reasonably possible but are not currently considered to be probable of occurrence. Management anticipates that the resolution of the Company’s environmental contingencies will occur over an extended period of time. Over the past 10 years the pretax charges against income have ranged between $10 million and $49 million per year. We anticipate that charges against income in 2005 will be within that range. It is possible, however, that technological, regulatory and enforcement developments, the results of environmental studies and other factors could alter this expectation. See Note 15, for an expanded description of certain of these environmental contingencies. In management’s opinion, the Company operates in an environmentally sound manner and the outcome of the Company’s environmental contingencies will not have a material effect on PPG’s financial position or liquidity.

Currency

During the first six months of 2005, the U.S. dollar strengthened against certain of the currencies in the countries in which PPG operates, most notably against the euro, the British pound sterling and the Canadian dollar. The effects of translating the net assets of our operations denominated in non-U.S. currencies to the U.S. dollar decreased consolidated net assets by $190 million from December 31, 2004 to June 30, 2005.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

PPG had non-U.S. dollar denominated debt of $409 million as of June 30, 2005 and $44 million as of December 31, 2004. The increase in these borrowings was due to the issuance of €300 million notes in June 2005. A weakening of the U.S. dollar by 10% against European currencies and by 20% against Asian and South American currencies would have resulted in unrealized translation losses of approximately $52 million as of June 30, 2005. Other than the item described above, there are no other material changes in the Company’s exposure to market risk from December 31, 2004.

I tem 4. Controls and Procedures

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

The plaintiffs in these various antitrust cases are seeking economic and treble damages and injunctive relief. PPG believes it has meritorious defenses in these antitrust lawsuits.

The Company had been a defendant since April 1994 in a suit filed by Marvin Windows and Doors (“Marvin”) alleging numerous claims, including breach of warranty. All of the plaintiff’s claims, other than breach of warranty, were dismissed. However, on February 14, 2002, a federal jury awarded Marvin $136 million on the remaining claim. Subsequently, the court added $20 million for pre-judgment interest bringing the total judgment to $156 million. PPG appealed that judgment and the appeals court heard the parties’ arguments on June 9, 2003. On March 23, 2005, the appeals court ruled against PPG. Subsequent to the ruling by the court, PPG and Marvin agreed to settle this matter for $150 million and PPG recorded a charge for that amount in the first quarter of 2005, which is included in “Other – net” in the accompanying condensed consolidated statement of income. PPG paid the settlement on April 28, 2005.

For over thirty years, PPG has been a defendant in lawsuits involving claims alleging personal injury from exposure to asbestos. For a description of asbestos litigation affecting the Company and the terms and status of the proposed PPG Settlement Arrangement announced May 14, 2002, see Note 15, “Commitments and Contingent Liabilities.”

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

Under the PPG Deferred Compensation Plan for Directors, each Director may elect to defer the receipt of all or any portion of the compensation paid to such Director for serving as a PPG Director. All deferred payments are held in the form of Common Stock Equivalents. Payments out of the deferred accounts are made in the form of Common Stock of the Company (and cash as to any fractional Common Stock Equivalent). In the second quarter of 2005, the Directors, as a group, were credited with 8,402 Common Stock Equivalents under this plan. The values of the Common Stock Equivalents, when credited, ranged from $65.14 to $67.45.

The Directors’ Common Stock Plan is now only applicable to two retired Directors. For one retired Director, the Common Stock Equivalents are converted to cash at the fair market value of the common stock and paid in cash. For the other retired Director, the Common Stock Equivalents are converted into and paid in Common Stock of the Company (and cash as to any fractional Common Stock Equivalent). In the second quarter of 2005, those two retired Directors received dividend equivalents in the form of 13 Common Stock Equivalents under this plan. The value of each Common Stock Equivalent, when credited, was $65.14.

Issuer Purchases of Equity Securities

The following table summarizes the Company’s stock repurchase activity for the three months ended June 30, 2005:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Programs (1)
April 2005
Repurchase program	1,147,900	$67.45	1,147,900	6,706,315
Other transactions (2)	302,975	67.27	—	—
May 2005
Repurchase program	1,624,600	66.99	1,624,600	5,081,715
Other transactions (2)	21,090	68.19	—	—
June 2005
Repurchase program	235,000	65.32	235,000	4,846,715
Other transactions (2)	29,007	64.73	—	—

Total quarter ended June 30, 2005
Repurchase program	3,007,500	$67.03	3,007,500	4,846,715

Other transactions (2)	353,072	$67.12	—	—

(1)	In January 2005, the Company announced plans to purchase up to $500 million of PPG common stock by year end 2005 under a 10 million share repurchase program approved by PPG’s Board of Directors in October 2000.
(2)	Includes shares withheld or certified to in satisfaction of the exercise price and/or tax withholding obligation by holders of employee stock options who exercised options granted under the PPG Industries, Inc. Stock Plan.

Item 4. Submission of Matters to a Vote of Security Holders

The information set forth under “Item 4. Submission of Matters to a Vote of Security Holders” of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2005, is incorporated herein by reference in its entirety.

Item 6. Exhibits

a.	Exhibits. The following exhibits are filed as a part of, or incorporated herein by reference into, this Form 10-Q.

	3	PPG Industries, Inc. Restated Articles of Incorporation, as amended, were filed as Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1995.

	3.1	Statement with Respect to Shares, amending the Restated Articles of Incorporation effective April 21, 1998, was filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 1998.

3.2	PPG Industries, Inc. Bylaws, as amended on December 11, 2003, were filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2003.

4	Rights Agreement, dated as of February 19, 1998, was filed as Exhibit 4 to the Registrant’s Current Report on Form 8-K dated February 19, 1998.

4.1	Indenture, dated as of August 1, 1982, was filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated January 16, 1998.

4.2	First Supplemental Indenture, dated as of April 1, 1986, was filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated January 16, 1998.

4.3	Second Supplemental Indenture, dated as of October 1, 1989, was filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated January 16, 1998.

4.4	Third Supplemental Indenture, dated as of November 1, 1995, was filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated January 16, 1998.

4.5	Indenture, dated as of June 24, 2005, was filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 20, 2005.

*10	PPG Industries, Inc. Nonqualified Retirement Plan dated as of January 1, 1989, as amended February 21, 2002, was filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2001.

*10.1	PPG Industries, Inc. Supplemental Executive Retirement Plan II, as amended, was filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 1995

*10.2	Form of Change in Control Employment Agreement was filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 1995.

*10.3	PPG Industries, Inc. Directors’ Common Stock Plan, as amended February 20, 2002, was filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003.

*10.4	PPG Industries, Inc. Deferred Compensation Plan for Directors was filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 1997.

*10.5	PPG Industries, Inc. Deferred Compensation Plan, as amended effective July 14, 2004, was filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.

*10.6	PPG Industries, Inc. Executive Officers’ Long Term Incentive Plan was filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 16, 2005.

*10.7	PPG Industries, Inc. Long Term Incentive Plan for Key Employees was filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 16, 2005.

*10.8	Form of TSR Share Award Agreement was filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated February 16, 2005.

*10.9	Form of Restricted Stock Unit Award Agreement was filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 15, 2005.

*10.10	PPG Industries, Inc. Executive Officers’ Annual Incentive Compensation Plan, as amended effective February 18, 2004, was filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2003.

*10.11	PPG Industries, Inc. Incentive Compensation and Deferred Income Plan for Key Employees, as amended, was filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2000.

*10.12	PPG Industries, Inc. Management Award and Deferred Income Plan was filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002.

*10.13	PPG Industries, Inc. Stock Plan, dated as of April 17, 1997, as amended April 18, 2002, was filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2001.

*10.14	Form of Non-Qualified Option Agreement was filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated February 15, 2005.

*10.15	Form of Non-Qualified Option Agreement for Directors was filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated February 15, 2005.

*10.16	Summary of Non-Employee Director Compensation and Benefits was filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated February 15, 2005.

*10.17	PPG Industries, Inc. Challenge 2000 Stock Plan was filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003.

†12	Computation of Ratio of Earnings to Fixed Charges for the Six Months Ended June 30, 2005 and for the Five Years Ended December 31, 2004.

†31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.
*	Management contracts, compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 601 of Regulation S-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PPG INDUSTRIES, INC.
(Registrant)

Date: August 1, 2005	By	/s/ William H. Hernandez
W. H. Hernandez Senior Vice President, Finance
(Principal Financial and Accounting Officer and Duly Authorized Officer)

PPG Industries Inc. and Consolidated Subsidiaries

Index to Exhibits

Exhibits
3	PPG Industries, Inc. Restated Articles of Incorporation, as amended, were filed as Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1995.

3.1	Statement with Respect to Shares, amending the Restated Articles of Incorporation effective April 21, 1998, was filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 1998.

3.2	PPG Industries, Inc. Bylaws, as amended on December 11, 2003, were filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2003.

4	Rights Agreement, dated as of February 19, 1998, was filed as Exhibit 4 to the Registrant’s Current Report on Form 8-K dated February 19, 1998.

4.1	Indenture, dated as of August 1, 1982, was filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated January 16, 1998.

4.2	First Supplemental Indenture, dated as of April 1, 1986, was filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated January 16, 1998.

4.3	Second Supplemental Indenture, dated as of October 1, 1989, was filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated January 16, 1998.

4.4	Third Supplemental Indenture, dated as of November 1, 1995, was filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated January 16, 1998.

4.5	Indenture, dated as of June 24, 2005, was filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 20, 2005.

*10	PPG Industries, Inc. Nonqualified Retirement Plan dated as of January 1, 1989, as amended February 21, 2002, was filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2001.

*10.1	PPG Industries, Inc. Supplemental Executive Retirement Plan II, as amended, was filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 1995.

*10.2	Form of Change in Control Employment Agreement was filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 1995.

*10.3	PPG Industries, Inc. Directors’ Common Stock Plan, as amended February 20, 2002, was filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003.

*10.4	PPG Industries, Inc. Deferred Compensation Plan for Directors was filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 1997.

*10.5	PPG Industries, Inc. Deferred Compensation Plan, as amended effective July 14, 2004, was filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.

*10.6	PPG Industries, Inc. Executive Officers’ Long Term Incentive Plan was filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 16, 2005.

*10.7	PPG Industries, Inc. Long Term Incentive Plan for Key Employees was filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 16, 2005.

*10.8	Form of TSR Share Award Agreement was filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated February 16, 2005.

*10.9	Form of Restricted Stock Unit Award Agreement was filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 15, 2005.

*10.10	PPG Industries, Inc. Executive Officers’ Annual Incentive Compensation Plan, as amended effective February 18, 2004, was filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2003.

*10.11	PPG Industries, Inc. Incentive Compensation and Deferred Income Plan for Key Employees, as amended, was filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2000.

*10.12	PPG Industries, Inc. Management Award and Deferred Income Plan was filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002.

*10.13	PPG Industries, Inc. Stock Plan, dated as of April 17, 1997, as amended April 18, 2002, was filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2001.

*10.14	Form of Non-Qualified Option Agreement was filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated February 15, 2005.

*10.15	Form of Non-Qualified Option Agreement for Directors was filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated February 15, 2005.

*10.16	Summary of Non-Employee Director Compensation and Benefits was filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated February 15, 2005.

*10.17	PPG Industries, Inc. Challenge 2000 Stock Plan was filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003.

†12	Computation of Ratio of Earnings to Fixed Charges for the Six Months Ended June 30, 2005 and for the Five Years Ended December 31, 2004.

†31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.
*	Management contracts, compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 601 of Regulation S-K.