Form 10-Q
period 2005-09-30
PPG INDUSTRIES INC
filed 2005-10-31
CIK 79879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2005

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of September 30, 2005, 167,027,480 shares of the Registrant’s common stock, par value $1.66-2/3 per share, were outstanding.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Income (Unaudited)

(Millions, except per share amounts)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2005	2004	2005	2004
Net sales	$2,547	$2,409	$7,696	$7,102
Cost of sales	1,614	1,516	4,822	4,473

Gross profit	933	893	2,874	2,629

Other expenses (earnings):
Selling, general and administrative	437	422	1,348	1,271
Depreciation	84	88	256	268
Research and development	77	74	230	224
Interest	21	22	62	70
Amortization	8	8	24	23
Asbestos settlement – net (Note 15)	4	6	16	21
Other – net (Notes 8 and 15)	47	(21)	178	(46)

Total other expenses – net	678	599	2,114	1,831

Income before income taxes and minority interest	255	294	760	798
Income tax expense	77	82	222	250
Minority interest	21	18	55	48

Net income	$157	$194	$483	$500

Earnings per common share (Note 4)	$0.93	$1.13	$2.83	$2.91

Earnings per common share – assuming dilution (Note 4)	$0.92	$1.12	$2.81	$2.89

Dividends per common share	$0.47	$0.45	$1.39	$1.34

The accompanying notes to the condensed consolidated financial statements are an integral part of this consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheet (Unaudited)

	Sept. 30 2005	Dec. 31 2004
Assets	(Millions)
Current assets:
Cash and cash equivalents	$489	$659
Short-term investments (Note 1)	—	50

Total cash, cash equivalents and short-term investments	489	709
Receivables-net	1,968	1,797
Inventories (Note 6)	1,116	1,076
Other	500	472

Total current assets	4,073	4,054

Property (less accumulated depreciation of $5,473 million and $5,384 million)	2,336	2,471
Investments	332	298
Goodwill (Note 7)	1,165	1,216
Identifiable intangible assets (Note 7)	485	497
Other assets	403	396

Total	$8,794	$8,932

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt and current portion of long-term debt	$72	$166
Asbestos settlement (Note 15)	474	404
Accounts payable and accrued liabilities	1,789	1,651

Total current liabilities	2,335	2,221

Long-term debt	1,181	1,184
Asbestos settlement (Note 15)	378	440
Deferred income taxes	128	145
Other postretirement benefits	577	556
Other liabilities	747	718

Total liabilities	5,346	5,264

Commitments and contingent liabilities (Note 15)
Minority interest	130	96

Shareholders’ equity:
Common stock	484	484
Additional paid-in capital	346	249
Retained earnings	7,021	6,776
Treasury stock	(3,878)	(3,455)
Unearned compensation	(42)	(47)
Accumulated other comprehensive loss (Note 10)	(613)	(435)

Total shareholders’ equity	3,318	3,572

Total	$8,794	$8,932

The accompanying notes to the condensed consolidated financial statements are an integral part of this consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows (Unaudited)

	Nine Months Ended Sept. 30
	2005	2004
	(Millions)
Cash from operating activities	$716	$712

Investing activities:
Purchases of short-term investments (Note 1)	(1,872)	(2,588)
Proceeds from sales of short-term investments (Note 1)	1,922	2,588
Capital spending
Additions to property and long-term investments	(194)	(157)
Business acquisitions, net of cash balances acquired	(33)	(67)
Reductions of property and investments	25	56

Cash used for investing activities	(152)	(168)

Financing activities:
Net change in borrowings with maturities of three months or less	—	2
Proceeds from other short-term debt	57	26
Repayment of other short-term debt	(47)	(5)
Proceeds from long-term debt	360	—
Repayment of long-term debt	(476)	(325)
Repayment of loans by employee stock ownership plan	5	8
Purchase of treasury stock	(501)	(8)
Issuance of treasury stock, net	138	44
Dividends paid	(238)	(230)

Cash used for financing activities	(702)	(488)

Effect of currency exchange rate changes on cash and cash equivalents	(32)	6

Net (decrease) increase in cash and cash equivalents	(170)	62

Cash and cash equivalents, beginning of period	659	499

Cash and cash equivalents, end of period	$489	$561

The accompanying notes to the condensed consolidated financial statements are an integral part of this consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Financial Statements

The condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial position of PPG Industries, Inc. and subsidiaries (the “Company” or “PPG”) at September 30, 2005, and the results of their operations for the three and nine month periods ended September 30, 2005 and 2004 and their cash flows for the nine month periods then ended. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in PPG’s Annual Report on Form 10-K for the year ended December 31, 2004.

The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

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

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” SFAS No. 151 requires the exclusion of certain costs from inventories and the allocation of fixed production overheads to inventories to be based on the normal capacity of the production facilities. The provisions of this Statement are effective for costs incurred after December 31, 2005. We have evaluated the effect the adoption of this standard will have on PPG and we do not expect it to have a material effect on PPG’s consolidated results of operations or financial position.

4. Earnings Per Common Share

The following table presents the earnings per common share calculations for the three and nine months ended September 30, 2005 and 2004.

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
(Millions, except per share amounts)	2005	2004	2005	2004
Earnings per common share
Net income	$157	$194	$483	$500

Weighted average common shares outstanding	168.9	171.8	170.7	171.5

Earnings per common share	$0.93	$1.13	$2.83	$2.91

Earnings per common share - assuming dilution
Net income	$157	$194	$483	$500

Weighted average common shares outstanding	168.9	171.8	170.7	171.5
Effect of dilutive securities:
Stock options	0.5	0.8	0.8	0.7
Other stock compensation plans	0.6	0.6	0.6	0.7

Potentially dilutive common shares	1.1	1.4	1.4	1.4

Adjusted weighted average common shares outstanding	170.0	173.2	172.1	172.9

Earnings per common share - assuming dilution	$0.92	$1.12	$2.81	$2.89

5. Acquisitions

During the third quarter of 2005, the Company acquired the business of Crown Coatings Industries, a privately held manufacturer of specialty wood coatings based in Singapore. During the second quarter of 2005, the Company acquired the business of International Polarizer Holdings Trust, a privately held polarized film manufacturer for sun lens applications based in Marlborough, Massachusetts. For this acquisition, the preliminary purchase price allocation resulted in an excess of purchase price over the fair value of net assets acquired, which has been reflected as an addition to goodwill.

During the first quarter of 2004, the Company acquired the remaining one-third minority interest in PPG Iberica, S.A., a Spanish automotive and industrial coatings producer, for $61 million. The purchase price allocation resulted in an excess of purchase price over the fair value of net assets acquired, which has been reflected as an addition to goodwill.

6. Inventories

Inventories as of September 30, 2005 and December 31, 2004 are detailed below.

	Sept. 30 2005	Dec. 31 2004
	(Millions)
Finished products	$656	$635
Work in process	120	118
Raw materials	213	192
Supplies	127	131

Total	$1,116	$1,076

Most domestic and certain foreign inventories are valued using the last-in, first-out method. If the first-in, first-out method of inventory valuation had been used, inventories would have been $204 million and $167 million higher at September 30, 2005 and December 31, 2004, respectively.

7. Goodwill and Other Identifiable Intangible Assets

The change in the carrying amount of goodwill attributable to each business segment for the nine months ended September 30, 2005 was as follows:

	Coatings	Glass	Chemicals	Total
	(Millions)
Balance, December 31, 2004	$1,097	$89	$30	$1,216
Acquisitions	—	2	5	7
Currency translation	(49)	(6)	(3)	(58)

Balance, Sept. 30, 2005	$1,048	$85	$32	$1,165

The carrying amount of acquired trademarks with indefinite lives as of September 30, 2005 and December 31, 2004 totaled $144 million.

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and are detailed below.

	September 30, 2005			December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(Millions)
Acquired technology	$362	$(137)	$225	$353	$(123)	$230
Other	215	(99)	116	216	(93)	123

Balance	$577	$(236)	$341	$569	$(216)	$353

Aggregate amortization expense for the three and nine months ended September 30, 2005 related to these identifiable intangible assets was $8 million and $24 million, respectively, and $8 million and $23 million, respectively for the three and nine months ended September 30, 2004. As of September 30, 2005, estimated future amortization expense of identifiable intangible assets is as follows: $8 million for the remaining quarter of 2005 and $33 million, $32 million, $28 million, $26 million and $26 million in 2006, 2007, 2008, 2009 and 2010, respectively.

8. Debt

In June 2005, the Company issued €300 million of 3.875% Senior Notes due 2015 (the “Euro Notes”). The proceeds from the Euro Notes were used to repay short-term commercial paper obligations incurred in June 2005 in connection with the purchase of $100 million of 6.5% notes due 2007, $159 million of 7.05% notes due 2009 and $16 million of 6.875% notes due 2012, as well as for general corporate purposes. The Company recorded a second quarter pre-tax charge of approximately $19 million, ($12 million aftertax or 7 cents per share), for debt refinancing costs, which is included in “Other – net” in the accompanying condensed consolidated statement of income for the nine months ended September 30, 2005.

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

In August 2005, $100 million of 6.875% non-callable debentures matured and were repaid by the Company.

As of September 30, 2005, PPG held interest rate swaps that effectively convert $175 million of fixed rate notes to variable rates.

9. Pension and Other Postretirement Benefits

The net periodic pension costs for the three and nine months ended September 30, 2005 and 2004 were as follows:

	Pensions
	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2005	2004	2005	2004
	(Millions)
Service cost	$16	$16	$49	$48
Interest cost	47	45	142	136
Expected return on plan assets	(56)	(52)	(168)	(155)
Amortization of prior service cost	5	5	15	15
Amortization of actuarial losses	20	20	59	60

Net periodic pension cost	$32	$34	$97	$104

While PPG has no mandatory funding contribution required in 2005 for our U.S. pension plans under Pension Benefit Guaranty Corporation or IRS regulations, the Company made a voluntary contribution of $4 million in the third quarter of 2005 and may make additional voluntary contributions later in 2005. We expect to make mandatory contributions to our non-U.S. pension plans in 2005 of approximately $20 million, of which $15 million was contributed as of September 30, 2005.

The net periodic other postretirement benefit costs for the three and nine months ended September 30, 2005 and 2004 were as follows:

	Other Postretirement Benefits
	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2005	2004	2005	2004
	(Millions)
Service cost	$6	$6	$17	$17
Interest cost	16	15	48	47
Amortization of prior service cost	(4)	(2)	(12)	(4)
Amortization of actuarial losses	9	7	27	21

Net periodic other postretirement benefit cost	$27	$26	$80	$81

The net periodic costs for other postretirement benefits in the table above include the benefit of the subsidy under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 for all periods presented.

10. Comprehensive Income

Total comprehensive income for the three and nine months ended September 30, 2005 and 2004 was as follows:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2005	2004	2005	2004
	(Millions)
Net income	$157	$194	$483	$500
Other comprehensive income, net of tax:
Currency translation adjustment	7	62	(183)	(2)
Unrealized gains (losses) on marketable securities	—	(1)	1	(4)
Net change – derivatives (Note 11)	—	(1)	4	1

	7	(60)	(178)	(5)

Total comprehensive income	$164	$254	$305	$495

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

In June 2005, the Company issued Euro Notes, as discussed in Note 8, “Debt”, and has designated these notes as a hedge of a portion of our net investment in our European operations. As a result, the change in book value from adjusting these foreign denominated notes at current spot rates, as of the end of each balance sheet date, will be deferred in accumulated other comprehensive income. As of September 30, 2005, the amount recorded in accumulated other comprehensive income from this hedge of our net investment was not material.

During the first nine months of 2005, accumulated other comprehensive income included a net gain due to derivatives of $4 million, net of tax. This gain was comprised of realized gains of $1 million and unrealized gains of $5 million. The realized gains related to the settlement during the period of natural gas contracts offset in part by the settlement of interest rate swaps owned by one of the Company’s investees accounted for under the equity method of accounting. The unrealized gains related primarily to the change in fair value of the natural gas contracts and interest rate swaps owned by the equity investee.

During the first nine months of 2004, accumulated other comprehensive income included a net gain due to derivatives of $1 million, net of tax. This gain was comprised of realized gains of $2 million and unrealized gains of $3 million. The realized gains primarily related to the settlement during the period of natural gas contracts offset in part from the settlement of interest rate swaps owned by one of the Company’s investees accounted for under the equity method of accounting. The unrealized gains primarily related to these same instruments.

In November 2002, PPG entered into a one-year renewable equity forward arrangement with a bank in order to partially mitigate the impact of changes in the fair value of PPG stock that is to be contributed to the asbestos settlement trust as discussed in Note 15, “Commitments and Contingent Liabilities.” This instrument, which has been renewed, is recorded at fair value as an asset or liability and changes in the fair value of this instrument are reflected in “Asbestos settlement – net” in the condensed consolidated statement of income. The fair value of this instrument as of September 30, 2005 and December 31, 2004 was a current asset of $11 million and $19 million, respectively. PPG recorded expense of $3 million and $8 million for the three and nine months ended September 30, 2005, respectively, and expense of $1 million and $2 million for the three and nine months ended September 30, 2004, respectively, for the change in fair value of this instrument.

12. Cash Flow Information

Cash payments for interest were $60 million and $81 million for the nine months ended September 30, 2005 and 2004, respectively. Net cash payments for income taxes for the nine months ended September 30, 2005 and 2004 were $259 million and $191 million, respectively.

During the first nine months of 2004, the Company received proceeds of $36 million from the sale/leaseback of precious metals, which are included in “Reductions of other property and investments” in the investing section in the accompanying condensed consolidated statement of cash flows. The gain recognized on the sale of these assets was $19 million for the nine months ended September 30, 2004, which is reflected in “Other – net” in the accompanying condensed consolidated statement of income.

13. Business Segment Information

Business segment net sales and operating income (loss) for the three and nine months ended September 30, 2005 and 2004 were as follows:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2005	2004	2005	2004
	(Millions)
Net sales:
Coatings	$1,396	$1,318	$4,178	$3,946
Glass	554	559	1,689	1,680
Chemicals	597	532	1,829	1,476

Total (a)	$2,547	$2,409	$7,696	$7,102

Operating income (loss):
Coatings (b)	$210	$199	$429	$609
Glass (c)	(36)	46	57	141
Chemicals	121	95	428	186

Total	295	340	914	936

Interest expense – net	(18)	(19)	(52)	(62)

Asbestos settlement – net	(4)	(6)	(16)	(21)

Compensation cost associated with stock options (Note 14)	(7)	(4)	(22)	(15)

Other unallocated corporate expense – net (d)	(11)	(17)	(64)	(40)

Income before income taxes and minority interest	$255	$294	$760	$798

(a)	Intersegment net sales for the three and nine months ended September 30, 2005 and 2004 were not material.
(b)	Coatings operating income for the three and nine months ended September 30, 2005, includes pretax income of $18 million and a pretax charge of $132 million, respectively, for the impact of the Marvin legal settlement and related insurance recoveries discussed in Note 15, “Commitments and Contingent Liabilities.”
(c)	Glass operating (loss) income for the three and nine months ended September 30, 2005, includes a $61 million pretax charge for the impact of the glass antitrust legal settlement discussed in Note 15, “Commitments and Contingent Liabilities.”
(d)	Other unallocated corporate expense – net for the nine months ended September 30, 2005, includes debt refinancing costs of $19 million pretax.

14. Stock-Based Compensation

The Company’s long-term incentive program includes stock options and annual grants of contingent shares that are earned based on total shareholder return. Beginning in 2005, restricted stock units (“RSUs”) were added to the long-term incentive program. RSUs were granted in 2005 and the number of stock options granted was reduced. In addition, amounts paid under the Company’s incentive compensation and management award plans may be paid partially in PPG common stock. Total compensation cost recognized as expense related to the long-term incentive program and the incentive compensation and management award plans was $23 million and $69 million for the three and nine months ended September 30, 2005, respectively, and $27 million and $63 million for the three and nine months ended September 30, 2004, respectively.

PPG has two stock option plans, the PPG Industries, Inc. Stock Plan (“PPG Stock Plan”) and the PPG Industries, Inc. Challenge 2000 Stock Plan (“PPG Challenge 2000 Stock Plan”). Effective January 1, 2004, PPG adopted the fair value method of recording compensation associated with stock options in accordance with SFAS No. 123 for stock options awarded to employees after the date of adoption and for previously issued stock options that were not vested as of January 1, 2004 using the modified prospective transition method. Under the PPG Stock Plan, effective January 1, 2004 the vesting period for stock options granted after that date was increased from one year to three years. The PPG Stock Plan includes a restored options provision for options granted prior to January 1, 2003 that allows an optionee to exercise options and satisfy the option price by certifying ownership of mature shares of PPG common stock with equivalent market value. Shares having a market value equal to the optionee’s stock option gain are issued. Under this provision, the optionee is granted a restored option to purchase shares equal to the number of shares as to which ownership was certified plus the number of shares withheld to satisfy taxes due on the stock option gain. The options under the PPG Challenge 2000 Stock Plan became exercisable on July 1, 2003 and expire June 30, 2008. The fair value of stock options issued to employees is measured on the date of grant and recognized as compensation expense over the vesting period. PPG estimates the fair value of stock options using the Black-Scholes option pricing model with the following weighted average assumptions:

	Nine Months Ended Sept. 30
	2005	2004
Risk free interest rate	3.8%	3.2%
Expected life of option in years	4.3	5.0
Expected dividend yield	3.1%	3.2%
Expected volatility	26.3%	31.5%

The number of stock options granted during the nine months ended September 30, 2005 and 2004 were 1,490,164 and 2,357,345 respectively, at a weighted average exercise price per share of $69.51 and $59.08, respectively. The number of stock options exercised during the nine months ended September 30, 2005 and 2004 were 3,210,000 and 1,466,853, respectively, at a weighted average exercise price per share of $56.29 and $50.66, respectively.

RSUs have either performance or time-based vesting features. Time-based RSUs vest over the three year period following the date of grant, unless forfeited. Performance-based RSUs vest based on achieving specific performance targets for earnings per share growth and cash flow return on capital over a three-year period. Unless forfeited, the performance-based RSUs will be paid out in shares of Company stock at the end of the three-year vesting period if PPG meets the performance targets. If the designated performance targets are not met, no payout will be made on the performance-based RSUs. The fair value of an RSU is equal to the market value of a share of stock on the date of grant. During the nine months ended September 30, 2005, the Company granted 267,835 RSUs with a grant date fair value of $71.51 which is equal to the weighted average fair market value of a share of stock on the dates of grant.

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

The Company has been named as a defendant, along with various other co-defendants, in a number of antitrust lawsuits filed in federal and state courts. These suits allege that PPG acted with competitors to fix prices and allocate markets in the flat glass and automotive refinish industries. The plaintiffs in these cases are seeking economic and, in certain cases, treble damages and injunctive relief.

Twenty-nine glass antitrust cases were filed in federal courts, all of which have been consolidated as a class action in the U.S. District Court for the Western District of Pennsylvania located in Pittsburgh, Pa. All of the other defendants in the glass class action antitrust case previously settled with the plaintiffs and were dismissed from the case. On May 29, 2003, the Court granted PPG’s motion for summary judgment dismissing the claims against PPG in the glass class action antitrust case. The plaintiffs in that case appealed that order to the U.S. Third Circuit Court of Appeals. On September 30, 2004, the U.S. Third Circuit Court of Appeals affirmed in part and reversed in part the dismissal of PPG and remanded the case for further proceedings. PPG petitioned the U.S. Supreme Court for permission to appeal the decision of the U.S. Third Circuit Court of Appeals, however, the U.S. Supreme Court rejected PPG’s petition for review.

On October 19, 2005, PPG entered into a settlement agreement to settle the federal glass class action antitrust case in order to avoid the ongoing expense of this protracted case, as well as the risks and uncertainties associated with complex litigation involving jury trials. Pursuant to the settlement agreement, PPG agreed to pay $60 million and to bear up to $500,000 in settlement administration costs. The U.S. District Court must approve the settlement for it to become effective. As a result of the settlement, PPG will also pay $900,000 pursuant to a pre-existing contractual obligation to a plaintiff that is not participating in the federal glass class action case. Finally, independent state court cases remain pending in California and Tennessee involving claims that are not included in the settlement of the federal glass class action case. Notwithstanding that PPG has agreed to settle the federal glass antitrust case, PPG’s management remains steadfast in its belief that there was no wrongdoing on the part of the Company and also believes that PPG has meritorious defenses to the independent state court cases.

Approximately 60 cases alleging antitrust violations in the automotive refinish industry have been filed in various state and federal jurisdictions. The approximately 55 federal cases have been consolidated as a class action in the U.S. District Court for the Eastern District of Pennsylvania located in Philadelphia, Pa. Certain of the defendants in the federal automotive refinish case have settled. This case is still at an early stage and discovery is continuing with the remaining defendants. Except for a case in California and a case in Vermont, the state automotive refinish cases have either been stayed pending resolution of the federal proceedings or have been dismissed. PPG believes that it has meritorious defenses to these automotive refinish antitrust cases.

The Company had been a defendant since April 1994 in a suit filed by Marvin Windows and Doors (“Marvin”) alleging numerous claims, including breach of warranty. All of the plaintiff’s claims, other than breach of warranty, were dismissed. However, on February 14, 2002, a federal jury awarded Marvin $136 million on the remaining claim. Subsequently, the court added $20 million for interest bringing the total judgment to $156 million. PPG appealed that judgment and the appeals court heard the parties’ arguments on June 9, 2003. On March 23, 2005, the appeals court ruled against PPG. Subsequent to the ruling by the court, PPG and Marvin agreed to settle this matter for $150 million and PPG recorded a charge for that amount in the first quarter of 2005, which is included in “Other – net” in the accompanying condensed consolidated statement of income. PPG paid the settlement on April 28, 2005. In the third quarter of 2005, PPG received $18 million in insurance recoveries related to this settlement. The amount is included in “Other – net” for the three and nine months ended September 30, 2005. The Company continues to pursue additional insurance recoveries related to this matter but is unable to estimate the likelihood or amount of any future recoveries.

For over thirty years, PPG has been a defendant in lawsuits involving claims alleging personal injury from exposure to asbestos. As of September 30, 2005, PPG was one of many defendants in numerous asbestos-related lawsuits involving approximately 116,000 claims. Most of PPG’s potential exposure relates to allegations by plaintiffs that PPG should be liable for injuries involving asbestos-containing thermal insulation products manufactured and distributed by Pittsburgh Corning Corporation (PC). PPG and Corning Incorporated are each 50% shareholders of PC. PPG has denied responsibility for, and has defended, all claims for any injuries caused by PC products.

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

In the second quarter of 2002, an initial charge of $772 million was recorded for the estimated cost of the PPG Settlement Arrangement which included the net present value as of December 31, 2002, using a discount rate of 5.5% of the aggregate cash payments of approximately $998 million to be made by PPG to the Trust. That amount also included the carrying value of PPG’s stock in Pittsburgh Corning Europe, the fair value as of June 30, 2002 of 1,388,889 shares of PPG common stock and $30 million in legal fees of the Trust to be paid by PPG, which together with the first payment originally scheduled to be made to the Trust on June 30, 2003, were reflected in the current liability for PPG’s asbestos settlement in the balance sheet as of June 30, 2002. The net present value at that date of the remaining payments of $566 million was recorded in the noncurrent liability for asbestos settlement. The following table summarizes the impact on our income statement for the three and nine months ended September 30, 2005 and 2004 resulting from the PPG Settlement Arrangement including the change in fair value of the stock to be transferred to the asbestos settlement trust and the equity forward instrument (see Note 11, “Derivative Financial Instruments and Hedge Activities”) and the increase in the net present value of the future payments to be made to the Trust.

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2005	2004	2005	2004
	(Millions)
Increase (decrease) in expense:
Change in fair value:
PPG stock	$(5)	$(2)	$(12)	$(4)
Equity forward instrument	3	1	8	2
Accretion of asbestos liability	6	7	20	23

Asbestos settlement – net expense	$4	$6	$16	$21

The fair value of the equity forward instrument is $11 million and $19 million as of September 30, 2005 and December 31, 2004, respectively, and is included as an other current asset in the accompanying condensed consolidated balance sheet. Payments under the fixed payment schedule require annual payments that are due each June. The current portion of the asbestos settlement liability included in the accompanying condensed consolidated balance sheet as of September 30, 2005, consists of all such payments required through June 2006, the fair value of PPG’s common stock and legal fees and expenses. The net present value of the remaining payments is included in the long-term asbestos settlement liability in the accompanying condensed consolidated balance sheet. Accretion expense associated with the asbestos liability will be approximately $6 million for the fourth quarter of 2005.

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

It is PPG’s policy to accrue expenses for environmental contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Reserves for environmental contingencies are exclusive of claims against third parties and are generally not discounted. As of September 30, 2005 and December 31, 2004, PPG had reserves for environmental contingencies totaling $85 million and $81 million, respectively. Pretax charges against income for environmental remediation costs for the three and nine months ended September 30, 2005 totaled $7 million and $14 million, respectively, and $3 million and $8 million, respectively, for the three and nine months ended September 30, 2004, and are included in “Other – net” in the accompanying condensed consolidated statement of income. Cash outlays related to such environmental remediation aggregated $3 million and $10 million for the three and nine months ended September 30, 2005, respectively, and $5 million and $21 million for the three and nine months ended September 30, 2004, respectively.

Management anticipates that the resolution of the Company’s environmental contingencies will occur over an extended period of time. Over the past 10 years the pretax charges against income have ranged between $10 million and $49 million per year. We anticipate that charges against income in 2005 will be within that range. It is possible, however, that technological, regulatory and enforcement developments, the results of environmental studies and other factors could alter this expectation. In management’s opinion, the Company operates in an environmentally sound manner and the outcome of the Company’s environmental contingencies will not have a material effect on PPG’s financial position or liquidity; however, any such outcome may be material to the results of operations of any particular period in which costs, if any, are recognized.

In addition to the amounts currently reserved, the Company may be subject to loss contingencies related to environmental matters estimated to be as much as $200 million to $400 million, which range is unchanged from the prior year end. Such unreserved losses are reasonably possible but are not currently considered to be probable of occurrence. This range of reasonably possible unreserved loss relates to environmental matters at a number of sites; however, the vast majority relates to three operating PPG plant sites in our chemicals segment; a former chromium manufacturing plant site located in Jersey City, NJ; and the Calcasieu River estuary, located near our Lake Charles, LA chemicals plant. The loss contingencies related to these sites include significant unresolved issues such as the nature and extent of contamination, if any, at these sites and the methods that may have to be employed should remediation be required.

Initial remedial actions are occurring at the three operating plant sites in our chemicals segment. Studies to determine the nature of the contamination at these sites are reaching completion and the need for additional remedial actions, if any, is presently being evaluated.

In New Jersey, PPG continues to perform its obligations under an Administrative Consent Order (“ACO”) with the New Jersey Department of Environmental Protection (“NJDEP”) including an active, ongoing remedial investigation/feasibility study of its former chromium manufacturing location in Jersey City, which is expected to be completed in 2007 or 2008. Since 1990, PPG has remediated 47 of 61 residential and non-residential sites under the ACO. It will take several more years to complete remediation activity on the 14 remaining ACO sites, including the former chromium plant site. In May 2005, the NJDEP filed a complaint against PPG and two other former chromium producers seeking to charge the three companies with the cleanup costs for an additional 53 sites where the source of chromium contamination is not known. This case is in its early stages, and PPG intends to defend the case.

In Lake Charles, the U.S. Environmental Protection Agency has completed investigation of contamination levels in the Calcasieu River estuary and issued a Final Remedial Investigation Report in September 2003, which incorporates the Human Health and Ecological Risk Assessments, indicating that elevated levels of risk exist in the estuary. PPG and other potentially responsible parties are performing a feasibility study under the authority of the Louisiana Department of Environmental Quality (“LDEQ”). A report describing the process by which preliminary remedial action goals will be determined was submitted on March 1, 2005 and approved by LDEQ on August 10, 2005. These goals more fully define the nature and extent of any potentially required remedial actions. When the results of the feasibility study are known, an evaluation will be made to determine what role PPG would have with respect to future remedial actions. It is expected that submittal of a draft feasibility study to the LDEQ will be delayed from mid-2006 to late 2006 due to the impact caused by Hurricane Rita.

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

The impact of evolving programs, such as natural resource damage claims, industrial site reuse initiatives and state remediation programs, also adds to the present uncertainties with regard to the ultimate resolution of the unreserved exposure to future loss. The Company’s assessment of the potential impact of these environmental contingencies is subject to considerable uncertainty due to the complex, ongoing and evolving process of investigation and remediation, if necessary, of such environmental contingencies, and the potential for technological and regulatory developments including the formal review by the NJDEP of its chromium cleanup guidelines. In May 2005, a report on this review was issued expressing NJDEP’s conclusion that the existing chromium cleanup guidelines are adequate for current remediation activities, but they could change as new information becomes available.

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

The Company accrues for product warranties at the time the products are sold based on historical claims experience. As of September 30, 2005 and December 31, 2004, the reserve for product warranties was $3 million. Pretax charges against income for product warranties and the related cash outlays were not material for the three and nine months ended September 30, 2005 and 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Performance in Third Quarter of 2005 Compared to Third Quarter of 2004

Performance Overview

Sales increased 6% for the third quarter of 2005 to $2,547 million compared to $2,409 million for the third quarter of 2004. Increases in selling prices, primarily in our chemicals and coatings segments, increased sales by 6%, while the positive effects of foreign currency translation accounted for an increase of 1%. Sales were down 1% due to lower volume as declines in our chemicals and glass segments more than offset the increased volumes in the coatings segment.

Gross profit for the third quarter of 2005 increased $40 million due to higher sales. The gross profit percentage decreased to 36.6% for the third quarter of 2005 compared to 37.1% for the third quarter of 2004. Inflation, primarily higher raw material and energy costs, lowered our gross profit percentage. Higher selling prices, improved manufacturing efficiencies, primarily in our glass and coatings business segments, and lower pension and postretirement benefit costs increased our gross profit percentage.

Net income and earnings per share – assuming dilution, for the third quarter of 2005 were $157 million and $0.92, respectively, compared to $194 million and $1.12, respectively, for the third quarter of 2004. Net income for the third quarter of 2005 included aftertax charges of $25 million, or 15 cents a share, for net legal and insurance settlements and $11 million, or 6 cents a share, for direct costs related to the impact of hurricanes Katrina and Rita. The net legal and insurance settlements include an aftertax charge of $37 million for the impact of the glass antitrust legal settlement, and aftertax gains of $11 million for insurance recoveries related to the Marvin legal settlement and $1 million for the net impact of several other legal and insurance settlements. Net income for the third quarter of 2005 and 2004 included an aftertax charge of $3 million, or 2 cents a share, and $4 million, or 3 cents a share, respectively, to reflect the net increase in the current value of the Company’s obligation under the asbestos settlement agreement, as discussed in Note 15, “Commitments and Contingent Liabilities”.

Net income for the third quarter of 2005 compared to the third quarter of 2004 was $37 million lower. The impact of net legal and insurance settlements, the direct costs related to the hurricanes and the adjustment of the asbestos liability described above account for $35 million of lower net income. In addition, the impact of higher selling prices in our coatings and chemicals business segments was slightly greater than the negative impact of inflation resulting primarily from higher raw material and energy costs. Finally, net income in the third quarter of 2005 was lower due to reduced sales volume resulting from the hurricanes and a higher effective tax rate as the third quarter of 2004 included the benefit of lowering the rate from 34% to 31.5%

Performance of Business Segments

Coatings sales increased 6% to $1,396 million for the third quarter of 2005 compared to $1,318 million for the third quarter of 2004. Sales increased 4% due to improved selling prices across most businesses, 1% due to the positive effects of foreign currency translation and 1% due to higher volumes, primarily in our aerospace and architectural businesses and in Asia. Operating income was $210 million for the third quarter of 2005 compared to $199 million for the same quarter in 2004. Factors increasing operating income were improved selling prices; higher other income, primarily due to the $18 million in insurance recoveries related to the Marvin legal settlement; and the higher sales volumes described above. The impact of inflation, primarily $60 million in higher raw material costs, decreased operating income for the third quarter of 2005.

Glass sales decreased slightly by 1% to $554 million for the third quarter of 2005 compared to $559 million for the third quarter of 2004. Sales decreased 1% due to lower volumes across most businesses except automotive replacement glass and 1% due to lower selling prices. These decreases were partially offset by a 1% increase due to the positive effects of foreign currency translation. The glass business segment had an operating loss of $36 million for the third quarter of 2005 compared to operating income of $46 million for the same quarter in 2004. The operating loss includes the impact of the $61 million charge taken for the settlement of the glass antitrust litigation. The remaining decline in operating earnings of $21 million was primarily due to the negative impact of inflation on energy and raw material costs, the lower price and volume described above and lower other income. Operating income was increased by improved manufacturing efficiencies.

Chemical sales increased 12% to $597 million for the third quarter of 2005 compared to $532 million for the third quarter of 2004. Sales increased 18% due to higher selling prices for chlor-alkali products and 1% due to the acquisition of International Polarizer. Sales decreased 7% due to lower volumes. Lower volume occurred in chlor-alkali, due in part to the adverse impact of the hurricanes, and in fine chemicals, while volume grew in our optical products business. Operating income was $121 million for the third quarter of 2005 compared to $95 million for the same quarter in 2004. As described above, the higher selling prices increased operating income approximately $96 million. Factors decreasing operating income were the adverse impact of inflation, including $24 million of higher energy costs related to natural gas; lower manufacturing efficiencies; lower other income due mostly to the $18 million impact of the hurricanes; and lower volumes.

Performance in the First Nine Months of 2005 Compared to the First Nine Months of 2004

Performance Overview

Sales increased 8% for the first nine months of 2005 to $7,696 million compared to $7,102 million for the first nine months of 2004. Increases in selling prices, primarily in our chemicals and coatings segments, increased sales by 6%; the positive effects of foreign currency translation accounted for 1.5% and the remainder was due to volumes.

Gross profit for the first nine months of 2005 increased $245 million, and the gross profit percentage increased to 37.3% for the first nine months of 2005 compared to 37.0% for the first nine months of 2004. The benefits realized from increased selling prices, the favorable mix of sales volume growth; along with improved manufacturing efficiencies, primarily in our glass segment were all factors which increased our gross profit. Inflation, including higher raw material costs, primarily in our coatings segment, and higher energy costs in our chemicals and glass segments, decreased our gross profit.

Net income and earnings per share – assuming dilution for the first nine months of 2005 were $483 million and $2.81, respectively, compared to $500 million and $2.89, respectively, for the first nine months of 2004. Net income for the first nine months of 2005 included aftertax charges of $116 million, or 67 cents a share, for net legal and insurance settlements; $11 million, or 6 cents a share for direct costs related to the impact of hurricanes Katrina and Rita; and $12 million, or 7 cents a share, for debt refinancing costs. The net legal and insurance settlements include aftertax charges of $80 million for the Marvin legal settlement, net of insurance recoveries, and $37 million for the impact of the glass antitrust legal settlement and an aftertax gain of $1 million for the net impact of several other legal and insurance settlements. Net income for the first nine months of 2005 and 2004 included an aftertax charge of $10 million, or 6 cents a share, and $13 million, or 8 cents a share, respectively, to reflect the net increase in the current value of the Company’s obligation under the asbestos settlement agreement, as discussed in Note 15.

Net income for the first nine months of 2005 compared to the first nine months of 2004 was $17 million lower including a reduction of $136 million for the matters described in the preceding paragraph. Other factors caused earnings in the first nine months of 2005 to be $119 million higher than the prior year period. Increased selling prices, primarily in our chlor-alkali and coatings businesses, exceeded the negative impacts of inflation due primarily to higher raw material and energy costs resulting in increased net income of approximately $57 million. The remaining increase in net income of $62 million is primarily due to the higher sales volume, the favorable impact of currency and improved manufacturing efficiencies.

Performance of Business Segments

Coatings sales increased 6% to $4,178 million for the first nine months of 2005 compared to $3,946 million for the first nine months of 2004. Sales increased 3% due to higher selling prices across all businesses except automotive; 2% due to the positive effects of foreign currency translation; and 1% due to improved volumes as increases in our aerospace and architectural businesses offset volume declines in automotive refinish and industrial coatings. Operating income was $429 million for the first nine months of 2005 compared to $609 million for the first nine months of 2004. Factors decreasing operating income were the impact of inflation, primarily $185 million of raw material costs, higher overhead and lower other income, primarily due to the impact of the $132 million Marvin legal settlement net of insurance recoveries. Factors increasing operating income were the higher selling prices, the improved sales volumes described above, manufacturing efficiencies and formula cost reductions.

Glass sales increased 1% to $1,689 million for the first nine months of 2005 compared to $1,680 million for the first nine months of 2004. Sales increased 1% due to the positive effects of foreign currency translation and 1% due to improved volumes across all businesses except fiber glass and automotive original equipment glass. These sales increases were offset by a 1% decline due to lower selling prices primarily in our automotive replacement glass and automotive original equipment businesses. Operating income was $57 million for the first nine months of 2005 compared to $141 million for the first nine months of 2004. Factors decreasing operating income were the glass antitrust settlement of $61 million, the negative impact of inflation, including higher energy costs, lower selling prices and lower equity income. Improved manufacturing efficiencies, lower overhead and higher volumes increased operating income.

Chemicals sales increased 24% to $1,829 million for the first nine months of 2005 compared to $1,476 million for the first nine months of 2004. Sales increased 24% due to higher selling prices, primarily for chlor-alkali products, and 1% due to the positive effects of foreign currency translation. These increases were slightly offset by a decrease of 1% due to lower volumes in all businesses except optical products. Volume in chlor-alkali products and silicas were adversely impacted by the hurricanes. Operating income was $428 million for the first nine months of 2005 compared to $186 million for the first nine months of 2004. The primary factor increasing operating income was the higher selling prices described above. Factors decreasing operating income were higher inflation, including increased energy costs, the $18 million of direct costs related to the impact of hurricanes and higher manufacturing and overhead costs.

Other Factors

The decrease in “Other – net” in the accompanying condensed consolidated statement of income for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 is principally due to the pretax charge of $61 million related to the glass antitrust legal settlement (see Note 15). The decrease in “Other – net” for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 is primarily due to pretax charges of $132 million related to the Marvin legal settlement (net of insurance recoveries), $61 million for the glass antitrust settlement, $19 million for debt refinancing costs and $18 million of direct costs related to the impact of the hurricanes.

The tax rate on earnings for the third quarter of 2005 was 30.2% comprised of a tax benefit of 39% on the $61 million charge for the settlement of the glass antitrust case and the adjustment to increase the current value of the Company’s obligation under the asbestos settlement agreement, and tax expense of 39% on the $18 million in insurance recoveries related to the Marvin legal settlement. Income tax expense of $5 million was recognized on dividends to be repatriated under the American Jobs Creation Act of 2004 (“AJCA 2004”). Income tax expense of 31.0% was recognized on the remaining pretax earnings. The tax rate on earnings for the third quarter of 2004 was 27.9%.

In October 2004, the AJCA 2004 was signed into law. Among its many provisions, the AJCA 2004 provides a limited opportunity in 2005 to repatriate the undistributed earnings of our non-U.S. subsidiaries at a U.S. tax cost that may be lower than the normal tax cost on such distributions. After reviewing the third set of guidance issued by the Internal Revenue Service, the Company has decided to repatriate approximately $45 million in dividends under the provisions of AJCA 2004 resulting in income tax expense of $5 million. These amounts will be paid during the fourth quarter. The Company is analyzing the possibility of repatriating additional undistributed earnings in the fourth quarter of 2005 of $50 million.

We have included the estimated net impact of the provisions of the AJCA 2004, including the U.S. manufacturing deduction, in our current estimate of the effective tax rate for 2005 of 30.0%. The rate is comprised of a tax benefit of 39% on the $132 million charge for the Marvin legal settlement, net of $18 million in insurance recoveries, the $61 million settlement of the federal glass antitrust case, the $19 million charge for debt refinancing costs and the adjustment to increase the current value of the Company’s obligation under the asbestos settlement agreement. The effective tax rate also includes tax expense of $5 million related to dividends to be repatriated under the AJCA 2004 and tax expense of 31.5% on the remaining pretax earnings.

The damage caused by Hurricane Rita resulted in the shutdown of the Lake Charles, LA chemical plant for a total of eight days in September and an additional five days in October. On September 26, 2005, following Hurricane Rita, PPG declared force majeure for products produced at the Lake Charles facility. On October 6, 2005, the facility resumed production at reduced operating rates. PPG has recorded an aftertax charge in the amount of $11 million in the third quarter primarily for direct costs related to hurricane damage to the Lake Charles facility. The Company also estimates that aftertax earnings were reduced by approximately $6 million in the third quarter due to lower sales volumes resulting from the hurricane. It is anticipated that fourth quarter sales volumes will also be negatively impacted, as the Lake Charles facility continues production at reduced operating rates. The Company has initiated discussions with its insurance providers and is in the process of evaluating whether these losses will result in insurance recoveries.

Liquidity and Capital Resources

Cash from operating activities for the nine months ended September 30, 2005 was $716 million compared with $712 million for the comparable period of 2004. Cash from operations and the Company’s debt capacity have been and are expected to continue to be sufficient to meet our operating requirements, to fund our capital spending, share repurchases, and contributions to pension plans, to pay dividends to shareholders and to pay amounts due under the asbestos settlement.

During the first nine months of 2005, the Company repurchased 7.6 million shares of PPG common stock at a cost of $501 million under a previously authorized share repurchase program. We expect to repurchase an additional $100 million in shares of PPG stock in the fourth quarter of 2005.

During June 2005, the Company completed a debt refinancing consisting of tender offers in the United States to retire outstanding debt combined with the issuance of bonds in Europe. As part of this refinancing, the Company issued €300 million of 3.875% Senior Notes due 2015. The proceeds from the Euro Notes were used to repay short-term commercial paper obligations incurred in June 2005 in connection with the purchase of $100 million of 6.5% notes due 2007, $159 million of 7.05% notes due 2009 and $16 million of 6.875% notes due 2012, as well as for general corporate purposes. The Company recorded a second quarter pre-tax charge of approximately $19 million, ($12 million aftertax or 7 cents per share), for debt refinancing costs.

Our current estimate under existing U.S. pension funding regulations is that, with available funding credits, there will be no mandatory pension funding requirement until 2008 at the earliest. The Company made a voluntary contribution to our U.S. pension plans of $4 million in the third quarter of 2005 and may make additional voluntary contributions later in 2005. We expect to make mandatory contributions to our non-U.S. pension plans in 2005 of approximately $20 million, of which $15 million was contributed as of September 30, 2005.

In July 2005, a decision was made to replace the existing mercury cell production unit at our Lake Charles, LA chemicals plant with newer membrane cell technology. This capital project began this year and will continue through mid-2007. We do not expect the project to materially increase PPG’s total capital spending over this three year period.

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

It is PPG’s policy to accrue expenses for environmental contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Reserves for environmental contingencies are exclusive of claims against third parties and are generally not discounted. As of September 30, 2005 and December 31, 2004, PPG had reserves for environmental contingencies totaling $85 million $81 million, respectively. Pretax charges against income for environmental remediation costs for the three and nine months ended September 30, 2005 totaled $7 million and $14 million, respectively, and $3 million and $8 million, respectively, for the three and nine months ended September 30, 2004, and are included in “Other – net” in the accompanying condensed consolidated statement of income. Cash outlays related to such environmental remediation aggregated $3 million and $10 million for the three and nine months ended September 30, 2005, respectively, and $5 million and $21 million for the three and nine months ended September 30, 2004, respectively.

In addition to the amounts currently reserved, the Company may be subject to loss contingencies related to environmental matters estimated to be as much as $200 million to $400 million, which range is unchanged from the prior year end. Such unreserved losses are reasonably possible but are not currently considered to be probable of occurrence. Management anticipates that the resolution of the Company’s environmental contingencies will occur over an extended period of time. Over the past 10 years the pretax charges against income have ranged between $10 million and $49 million per year. We anticipate that charges against income in 2005 will be within that range. It is possible, however, that technological, regulatory and enforcement developments, the results of environmental studies and other factors could alter this expectation. See Note 15, for an expanded description of certain of these environmental contingencies. In management’s opinion, the Company operates in an environmentally sound manner and the outcome of the Company’s environmental contingencies will not have a material effect on PPG’s financial position or liquidity; however, any such outcome may be material to the results of operations of any particular period in which costs, if any, are recognized.

Critical Accounting Estimates

Market conditions, such as fewer new drug approvals, excess production capacity and increasing share of generic drugs, have continued to put pressure on the pharmaceutical industry and create a challenging environment for our fine chemicals business. These conditions have produced an operating performance in our fine chemicals business in 2005 that has been disappointing. As a result, we are in the process of evaluating several options for restructuring this business. These developments increase the risk that an impairment charge will need to be taken in the fourth quarter related to the fine chemicals goodwill ($27 million) or other long-lived assets.

We have completed our annual test for impairment of the goodwill related to our other businesses and have concluded that none of that goodwill is impaired; however, the estimated fair value of our fiber glass business has declined in 2005. As a result, the related goodwill of $49 million is at risk of impairment should our expected recovery in this business not occur.

Currency

During the first nine months of 2005, the U.S. dollar strengthened against certain of the currencies in the countries in which PPG operates, most notably against the euro and the British pound sterling. The effects of translating the net assets of our operations denominated in non-U.S. currencies to the U.S. dollar decreased consolidated net assets by $183 million from December 31, 2004 to September 30, 2005.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

PPG had non-U.S. dollar denominated debt of $413 million as of September 30, 2005 and $44 million as of December 31, 2004. The increase in these borrowings was due to the issuance of €300 million notes in June 2005. A weakening of the U.S. dollar by 10% against European currencies and by 20% against Asian and South American currencies would have resulted in unrealized translation losses of approximately $46 million as of September 30, 2005. Other than the item described above, there are no other material changes in the Company’s exposure to market risk from December 31, 2004.

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

The Company has been named as a defendant, along with various other co-defendants, in a number of antitrust lawsuits filed in federal and state courts. These suits allege that PPG acted with competitors to fix prices and allocate markets in the flat glass and automotive refinish industries. The plaintiffs in these cases are seeking economic and, in certain cases, treble damages and injunctive relief.

Twenty-nine glass antitrust cases were filed in federal courts, all of which have been consolidated as a class action in the U.S. District Court for the Western District of Pennsylvania located in Pittsburgh, Pa. All of the other defendants in the glass class action antitrust case previously settled with the plaintiffs and were dismissed from the case. On May 29, 2003, the Court granted PPG’s motion for summary judgment dismissing the claims against PPG in the glass class action antitrust case. The plaintiffs in that case appealed that order to the U.S. Third Circuit Court of Appeals. On September 30, 2004, the U.S. Third Circuit Court of Appeals affirmed in part and reversed in part the dismissal of PPG and remanded the case for further proceedings. PPG petitioned the U.S. Supreme Court for permission to appeal the decision of the U.S. Third Circuit Court of Appeals, however, the U.S. Supreme Court rejected PPG’s petition for review.

On October 19, 2005, PPG entered into a settlement agreement to settle the federal glass class action antitrust case in order to avoid the ongoing expense of this protracted case, as well as the risks and uncertainties associated with complex litigation involving jury trials. Pursuant to the settlement agreement, PPG agreed to pay $60 million and to bear up to $500,000 in settlement administration costs. The U.S. District Court must approve the settlement for it to become effective. As a result of the settlement, PPG will also pay $900,000 pursuant to a pre-existing contractual obligation to a plaintiff that is not participating in the federal glass class action case. Finally, independent state court cases remain pending in California and Tennessee involving claims that are not included in the settlement of the federal glass class action case. Notwithstanding that PPG has agreed to settle the federal glass antitrust case, PPG’s management remains steadfast in its belief that there was no wrongdoing on the part of the Company and also believes that PPG has meritorious defenses to the independent state court cases.

Approximately 60 cases alleging antitrust violations in the automotive refinish industry have been filed in various state and federal jurisdictions. The approximately 55 federal cases have been consolidated as a class action in the U.S. District Court for the Eastern District of Pennsylvania located in Philadelphia, Pa. Certain of the defendants in the federal automotive refinish case have settled. This case is still at an early stage and discovery is continuing with the remaining defendants. Except for a case in California and a case in Vermont, the state automotive refinish cases have either been stayed pending resolution of the federal proceedings or have been dismissed. PPG believes it has meritorious defenses to these automotive refinish antitrust cases.

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

Under the PPG Deferred Compensation Plan for Directors, each Director may elect to defer the receipt of all or any portion of the compensation paid to such Director for serving as a PPG Director. All deferred payments are held in the form of Common Stock Equivalents. Payments out of the deferred accounts are made in the form of Common Stock of the Company (and cash as to any fractional Common Stock Equivalent). In the third quarter of 2005, the Directors, as a group, were credited with 1,115 Common Stock Equivalents under this plan. The values of the Common Stock Equivalents, when credited, ranged from $61.49 to $63.00.

The Directors’ Common Stock Plan is now only applicable to two retired Directors. For one retired Director, the Common Stock Equivalents are converted to cash at the fair market value of the common stock and paid in cash. For the other retired Director, the Common Stock Equivalents are converted into and paid in Common Stock of the Company (and cash as to any fractional Common Stock Equivalent). In the third quarter of 2005, those two retired Directors received dividend equivalents in the form of 13 Common Stock Equivalents under this plan. The value of each Common Stock Equivalent, when credited, was $63.00.

Issuer Purchases of Equity Securities

The following table summarizes the Company’s stock repurchase activity for the three months ended September 30, 2005:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Programs (1)
July 2005
Repurchase program	150,000	$65.69	150,000	4,696,715
Other transactions (2)	5,465	64.89	—	—
August 2005
Repurchase program	1,367,200	63.65	1,367,200	3,329,515
Other transactions (2)	136,832	64.49	—	—
September 2005
Repurchase program	1,529,900	60.47	1,529,900	1,799,615
Other transactions (2)	2,739	61.25	—	—

Total quarter ended September 30, 2005
Repurchase program	3,047,100	$62.15	3,047,100	1,799,615

Other transactions (2)	145,036	$64.45	—	—

(1)	Shares that may yet be purchased under a 10 million share repurchase program approved by PPG’s Board of Directors in October 2000.
(2)	Includes shares withheld or certified to in satisfaction of the exercise price and/or tax withholding obligation by holders of employee stock options who exercised options granted under the PPG Industries, Inc. Stock Plan.

Item 6. Exhibits

a.	Exhibits. The following exhibits are filed as a part of, or incorporated herein by reference into, this Form 10-Q.

3	PPG Industries, Inc. Restated Articles of Incorporation, as amended, were filed as Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1995.

3.1	Statement with Respect to Shares, amending the Restated Articles of Incorporation effective April 21, 1998, was filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 1998.

3.2	PPG Industries, Inc. Bylaws, as amended on December 11, 2003, were filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2003.

4	Rights Agreement, dated as of February 19, 1998, was filed as Exhibit 4 to the Registrant’s Current Report on Form 8-K dated February 19, 1998.

4.1	Indenture, dated as of August 1, 1982, was filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated January 16, 1998.

4.2	First Supplemental Indenture, dated as of April 1, 1986, was filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated January 16, 1998.

4.3	Second Supplemental Indenture, dated as of October 1, 1989, was filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated January 16, 1998.

4.4	Third Supplemental Indenture, dated as of November 1, 1995, was filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated January 16, 1998.

4.5	Indenture, dated as of June 24, 2005, was filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 20, 2005.

*10	PPG Industries, Inc. Nonqualified Retirement Plan dated as of January 1, 1989, as amended February 21, 2002, was filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2001.

*10.1	PPG Industries, Inc. Supplemental Executive Retirement Plan II, as amended, was filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 1995.

*10.2	Form of Change in Control Employment Agreement was filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 1995.

*10.3	PPG Industries, Inc. Directors’ Common Stock Plan, as amended February 20, 2002, was filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003.

*10.4	PPG Industries, Inc. Deferred Compensation Plan for Directors was filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 1997.

*10.5	PPG Industries, Inc. Deferred Compensation Plan, as amended effective July 14, 2004, was filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.

*10.6	PPG Industries, Inc. Executive Officers’ Long Term Incentive Plan was filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 16, 2005.

*10.7	PPG Industries, Inc. Long Term Incentive Plan for Key Employees was filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 16, 2005.

*10.8	Form of TSR Share Award Agreement was filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated February 16, 2005.

*10.9	Form of Restricted Stock Unit Award Agreement was filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 15, 2005.

*10.10	PPG Industries, Inc. Executive Officers’ Annual Incentive Compensation Plan, as amended effective February 18, 2004, was filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2003.

*10.11	PPG Industries, Inc. Incentive Compensation and Deferred Income Plan for Key Employees, as amended, was filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2000.

*10.12	PPG Industries, Inc. Management Award and Deferred Income Plan was filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002.

†*10.13	PPG Industries, Inc. Stock Plan, dated as of April 17, 1997, as amended July 20, 2005.
*10.14	Form of Non-Qualified Option Agreement was filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated February 15, 2005.

*10.15	Form of Non-Qualified Option Agreement for Directors was filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated February 15, 2005.

*10.16	Summary of Non-Employee Director Compensation and Benefits was filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated February 15, 2005.

*10.17	PPG Industries, Inc. Challenge 2000 Stock Plan was filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003.

†12	Computation of Ratio of Earnings to Fixed Charges for the Nine Months Ended September 30, 2005 and for the Five Years Ended December 31, 2004.

†31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.
*	Management contracts, compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 601 of Regulation S-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PPG INDUSTRIES, INC.
(Registrant)

Date:	October 31, 2005	By	/s/ William H. Hernandez
W. H. Hernandez Senior Vice President, Finance
(Principal Financial and Accounting Officer and Duly Authorized Officer)

PPG Industries Inc. and Consolidated Subsidiaries

Index to Exhibits

Exhibits
3	PPG Industries, Inc. Restated Articles of Incorporation, as amended, were filed as Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1995.

3.1	Statement with Respect to Shares, amending the Restated Articles of Incorporation effective April 21, 1998, was filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 1998.

3.2	PPG Industries, Inc. Bylaws, as amended on December 11, 2003, were filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2003.

4	Rights Agreement, dated as of February 19, 1998, was filed as Exhibit 4 to the Registrant’s Current Report on Form 8-K dated February 19, 1998.

4.1	Indenture, dated as of August 1, 1982, was filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated January 16, 1998.

4.2	First Supplemental Indenture, dated as of April 1, 1986, was filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated January 16, 1998.

4.3	Second Supplemental Indenture, dated as of October 1, 1989, was filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated January 16, 1998.

4.4	Third Supplemental Indenture, dated as of November 1, 1995, was filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated January 16, 1998.

4.5	Indenture, dated as of June 24, 2005, was filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 20, 2005.

*10	PPG Industries, Inc. Nonqualified Retirement Plan dated as of January 1, 1989, as amended February 21, 2002, was filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2001.

*10.1	PPG Industries, Inc. Supplemental Executive Retirement Plan II, as amended, was filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 1995.

*10.2	Form of Change in Control Employment Agreement was filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 1995.

*10.3	PPG Industries, Inc. Directors’ Common Stock Plan, as amended February 20, 2002, was filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003.

*10.4	PPG Industries, Inc. Deferred Compensation Plan for Directors was filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 1997.

*10.5	PPG Industries, Inc. Deferred Compensation Plan, as amended effective July 14, 2004, was filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.

*10.6	PPG Industries, Inc. Executive Officers’ Long Term Incentive Plan was filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 16, 2005.

*10.7	PPG Industries, Inc. Long Term Incentive Plan for Key Employees was filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 16, 2005.

*10.8	Form of TSR Share Award Agreement was filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated February 16, 2005.

*10.9	Form of Restricted Stock Unit Award Agreement was filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 15, 2005.

*10.10	PPG Industries, Inc. Executive Officers’ Annual Incentive Compensation Plan, as amended effective February 18, 2004, was filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2003.

*10.11	PPG Industries, Inc. Incentive Compensation and Deferred Income Plan for Key Employees, as amended, was filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2000.

*10.12	PPG Industries, Inc. Management Award and Deferred Income Plan was filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002.

†*10.13	PPG Industries, Inc. Stock Plan, dated as of April 17, 1997, as amended July 20, 2005.

*10.14	Form of Non-Qualified Option Agreement was filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated February 15, 2005.

*10.15	Form of Non-Qualified Option Agreement for Directors was filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated February 15, 2005.

*10.16	Summary of Non-Employee Director Compensation and Benefits was filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated February 15, 2005.

*10.17	PPG Industries, Inc. Challenge 2000 Stock Plan was filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003.

†12	Computation of Ratio of Earnings to Fixed Charges for the Nine Months Ended September 30, 2005 and for the Five Years Ended December 31, 2004.

†31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.
*	Management contracts, compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 601 of Regulation S-K.