Form 10-K
period 2005-12-31
PPG INDUSTRIES INC
filed 2006-02-16
CIK 79879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005	Commission File Number 1-1687

PPG INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	25-0730780
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

One PPG Place, Pittsburgh, Pennsylvania	15272
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:	412-434-3131

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock – Par Value $1.66 2/3	New York Stock Exchange
Pacific Stock Exchange
Philadelphia Stock Exchange
Preferred Share Purchase Rights	New York Stock Exchange
Pacific Stock Exchange
Philadelphia Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  YES  ☒    NO  ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES  ☐    NO  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Act).  YES  ☐    NO  ☒

The aggregate market value of common stock held by non-affiliates as of June 30, 2005, was $10,646 million.

As of January 31, 2006, 165,332,997 shares of the Registrant’s common stock, with a par value of $1.66 2/3 per share, were outstanding. As of that date, the aggregate market value of common stock held by non-affiliates was $9,823 million.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated By Reference In Part No.
Portions of PPG Industries, Inc. Proxy Statement for its 2006 Annual Meeting of Shareholders	III

9  |  2005 PPG ANNUAL REPORT AND FORM 10-K

PPG INDUSTRIES, INC.

AND CONSOLIDATED SUBSIDIARIES

As used in this report, the terms “PPG,” “Company,” and “Registrant” mean PPG Industries, Inc. and its subsidiaries, taken as a whole, unless the context indicates otherwise.

Note on Incorporation by Reference

Throughout this report, various information and data are incorporated by reference to the Company’s 2005 Annual Report (hereinafter referred to as “the Annual Report”). Any reference in this report to disclosures in the Annual Report shall constitute incorporation by reference only of that specific information and data into this Form 10-K.

10  |  2005 PPG ANNUAL REPORT AND FORM 10-K

Part I

Item 1. Business

PPG Industries, Inc., incorporated in Pennsylvania in 1883, is comprised of three basic business segments: coatings, glass and chemicals. Within these business segments, PPG has focused resources on industrial, aerospace, packaging, architectural, automotive original and refinish coatings; performance glazings (flat glass), automotive original and replacement glass, and continuous-strand fiber glass; and chlor-alkali and specialty chemicals. Each of the businesses in which PPG is engaged is highly competitive. However, the diversification of product lines and worldwide markets served tend to minimize the impact on PPG’s total sales and earnings of changes in demand for a particular product line or in a particular geographic area. Reference is made to Note 22, “Business Segment Information,” under Item 8 of this Form 10-K for financial information relating to business segments.

Coatings

PPG is a major global supplier of protective and decorative coatings. The coatings business involves the supply of protective and decorative finishes for industrial equipment, appliances and packaging; factory-finished aluminum extrusions and steel and aluminum coils; aircraft; automotive original equipment; and other industrial and consumer products. In addition to supplying finishes to the automotive original equipment market, PPG supplies automotive refinishes to the aftermarket. PPG is also using its product knowledge and experience to provide services to certain of its customers that extend beyond the sale of PPG products. PPG revenues from these service solutions, excluding the related sale of PPG products, were small in 2005 but are expected to be a source of future growth. The coatings industry is highly competitive and consists of a few large firms with global presence and many smaller firms serving local or regional markets. PPG competes in its primary markets with the world’s largest coatings companies, most of which have global operations, and many smaller regional coatings companies. Product development, innovation, quality and technical and customer service have been stressed by PPG and have been significant factors in developing an important supplier position by PPG’s coatings business.

In the industrial and automotive original equipment portions of the coatings business, PPG sells directly to a variety of manufacturing companies. Industrial and automotive original equipment coatings are formulated specifically for the customer’s needs and application methods. PPG also supplies adhesives and sealants for the automotive industry and metal pretreatments and related chemicals for industrial and automotive applications. The packaging portion of the coatings business supplies coatings and inks for aerosol, food and beverage containers for consumer products to the manufacturers of those containers. The automotive refinish business produces coatings products for automotive/fleet repair and refurbishing, light industrial coatings and specialty coatings for signs. Its products are sold primarily through distributors. The aerospace business primarily supplies coatings, sealants and cockpit transparencies for commercial, military, regional jet and general aviation aircraft, as well as sealants for architectural insulating glass units. The aerospace business distributes products directly to aircraft manufacturers, maintenance and aftermarket customers around the world. Product performance, technology, quality and technical and customer service are major competitive factors in these coatings businesses.

The architectural finishes business consists primarily of coatings used by painting and maintenance contractors and by consumers for decoration and maintenance. PPG’s products are sold through company-owned service centers, home centers, mass merchandisers, paint dealers, independent distributors, and directly to customers. Price, quality, distribution and brand recognition are key competitive factors in the architectural finishes market. The architectural finishes business operates 378 company-owned service centers, which represents an increase of 68 over the prior year, including 42 service centers acquired from Iowa Paint Manufacturing in late 2005.

The coatings businesses operate production facilities around the world. North American production facilities consist of 23 plants in the United States, two in Canada and one in Mexico. The three largest facilities in the United States are the Delaware, Ohio, plant, which primarily produces automotive refinishes; the Oak Creek, Wis., plant, which primarily produces industrial coatings; and the Cleveland, Ohio, plant, which primarily produces automotive original coatings. Outside North America, PPG operates five plants in Italy, three plants each in China, Germany and Spain, two plants each in Brazil, England and France, and one plant each in Argentina, Australia, Malaysia, the Netherlands, Singapore, Thailand and Turkey. We also have formed an alliance with Kansai Paint for the sale of automotive coatings to global original equipment manufacturers. The venture, known as PPG Kansai Automotive Finishes, is owned 60% by PPG and 40% by Kansai Paint. The initial focus of the venture is Japanese-based automotive original equipment manufacturers in North America and Europe. In addition, PPG and Kansai Paint are developing technology jointly, benefiting customers worldwide. PPG owns equity interests in operations in Canada, India, Japan and South Korea. Additionally, the automotive coatings business operates seven service centers in the United States, two each in Mexico and Poland, and one each in Canada, France, Japan and Portugal to provide just-in-time delivery and service to selected automotive assembly plants. Thirteen training centers in the United States, 15 in Europe, 10 in Asia, three in South America, two in Canada, and one in Mexico are in operation. These centers provide training for automotive aftermarket refinish customers. The aerospace business operates a global network of 14 application support centers strategically located close to our customers around the world that provide technical support and just-in-time

11  |  2005 PPG ANNUAL REPORT AND FORM 10-K

delivery of customized solutions to improve customer efficiency and productivity. Also, several automotive original coatings application centers throughout the world that provide testing facilities for customer paint processes and new products are in operation. The average number of persons employed by the coatings segment during 2005 was 15,800.

Glass

PPG is a leading producer of flat and fabricated glass in North America and a major global producer of continuous-strand fiber glass. PPG’s major markets are commercial and residential construction, the furniture and electronics industries, automotive original equipment, automotive replacement and other markets. Most glass products are sold directly to manufacturing companies, although in many instances products are sold directly to independent distributors and through PPG distribution outlets. PPG manufactures flat glass by the float process and fiber glass by the continuous-strand process. PPG also provides claims processing services to the insurance and vehicle fleet segments.

The bases for competition are price, quality, technology and customer service. The Company competes with six major producers of flat glass, six major producers of fabricated glass and three major producers of fiber glass throughout the world. In certain glass and fiber glass markets, there is increasing competition from other producers in low labor cost countries.

PPG’s principal glass production facilities are in North America and Europe. Fourteen plants operate in the United States, of which six produce automotive original and replacement glass products, five produce flat glass, and three produce fiber glass products. There are three plants in Canada, two of which produce automotive original and replacement glass products and one which produces flat glass. One plant each in England and the Netherlands produces fiber glass. PPG owns equity interests in operations in China, Mexico, Taiwan, the United States and Venezuela and a majority interest in a glass distribution company in Japan. In 2005, PPG entered into a definitive agreement with Sinoma Jinjing Fiber Glass in Zibo, China to form a joint venture, further expanding our manufacturing capabilities in China for fiber glass reinforcements. The transaction is expected to close in early 2006. Additionally, there are four satellite operations in the United States, two in Canada and one in Mexico that provide limited fabricating or assembly and just-in-time product delivery to selected automotive customer locations, one satellite coating facility in the United States for flat glass products and one satellite tempering and fabrication facility in the United States for flat glass products. There are also three claims management centers. The average number of persons employed by the glass segment during 2005 was 9,600.

Chemicals

PPG is a major producer and marketer of chlor-alkali chemicals and a supplier of specialty chemicals. The primary chlor-alkali products are chlorine, caustic soda, vinyl chloride monomer, chlorinated solvents, chlorinated benzenes, calcium hypochlorite and phosgene derivatives. Most of these products are sold directly to manufacturing companies in the chemical processing, rubber and plastics, paper, minerals, metals, and water treatment industries. The primary products of PPG’s specialty chemicals businesses are Transitions® lenses; optical materials; amorphous precipitated silicas for tire, battery separator, and other end-use markets and Teslin® synthetic printing sheet used in such applications as waterproof labels, e-passports and identification cards; and advanced intermediates and bulk active ingredients for the pharmaceutical industry. Transitions® lenses are manufactured and distributed by PPG’s 51%-owned joint venture with Essilor International.

PPG competes with six other major producers of chlor-alkali products. Price, product availability, product quality and customer service are the key competitive factors. In the specialty chemicals area, PPG’s market share varies greatly by business; product quality and performance and technical service are the most critical competitive factors.

The chemicals businesses operate production facilities around the world including six plants in the United States and one each in Canada and Mexico. The two largest facilities, located in Lake Charles, La., and Natrium, W. Va., primarily produce chlor-alkali products. Outside North America, PPG operates one plant each in Australia, Brazil, France, Ireland, the Netherlands, Taiwan, Thailand and the Philippines. PPG owns equity interests in operations in the United States. The average number of persons employed by the chemicals segment during 2005 was 4,200.

Raw Materials and Energy

The effective management of raw materials and energy is important to PPG’s continued success. Prices of many of our raw materials, energy and transportation rose in 2005, and we expect this trend to continue at a slower rate in 2006. In addition, the growth of global industrial production, particularly in China and the United States, and a slowing in the rate at which our suppliers have added production capacity in North America have resulted not only in upward pressure on price, but also increased the importance of managing our supply chain.

The Company’s most significant raw materials are titanium dioxide and epoxy and other resins in the coatings segment; and sand, soda ash and polyvinyl butyral in the glass segment. Energy is a significant production cost in the chemicals and glass segments. Most of the raw materials and energy used in production are purchased from outside sources, and the Company has made, and plans to continue to make, supply arrangements to meet the planned operating requirements for the future. Supply of critical raw materials and energy is managed by establishing contracts, multiple sources, and identifying alternative materials or technology, whenever possible. In addition, we have initiatives underway to evaluate the reformulation of certain of our

12  |  2005 PPG ANNUAL REPORT AND FORM 10-K

products as part of a product renewal and global sourcing strategy to evaluate alternative sources of supply and alternative materials.

On Nov. 17, 2005 the European Parliament completed its first reading of a proposed new European Union regulatory framework for chemicals known as “REACH”, the Registration, Evaluation and Authorization of Chemicals. Once enacted, REACH will apply to all existing and new chemical substances produced in or imported into the European Union in quantities greater than one metric ton a year. REACH is expected to come into effect in 2007. As currently envisaged, the legislation allows for a multi-year phased implementation. It is expected that REACH will result in incremental costs to PPG and other companies relating to the registration and testing of chemicals sold in and imported into Europe. Also it is expected that suppliers of covered chemicals will incur registration costs and that use of some chemicals may be regulated or restricted. At this time it is not possible to quantify the potential impact of REACH on PPG’s businesses. PPG will continue to monitor the development of the proposed legislation and assess its potential impact.

Research and Development

Research and development costs, including depreciation of research facilities, during 2005, 2004 and 2003 were $325 million, $321 million and $306 million, respectively. PPG owns and operates several research and development facilities to conduct research and development involving new and improved products and processes. Additional process and product research and development work is also undertaken at many of the Company’s manufacturing plants. As part of our ongoing efforts to manage our costs effectively, we have opened a laboratory in China, entered into an outsourcing arrangement with a laboratory in the Ukraine and have been actively pursuing government funding of a small, but growing portion of our research efforts.

Patents

PPG considers patent protection to be important. The Company’s business segments are not materially dependent upon any single patent or group of related patents. PPG received $38 million in 2005, $40 million in 2004 and $29 million in 2003 from royalties and the sale of technical know-how.

Backlog

In general, PPG does not manufacture its products against a backlog of orders. Production and inventory levels are geared primarily to projections of future demand and the level of incoming orders.

Non-U.S. Operations

PPG has a significant investment in non-U.S. operations, and as a result we are subject to certain inherent risks, including economic and political conditions in international markets and fluctuations in foreign currency exchange rates. While approximately 90% of sales and operating income is generated by products sold in the United States, Canada and Western Europe, our remaining sales and operating income are generated in developing regions, such as Asia, Eastern Europe and South America.

Employee Relations

The average number of persons employed worldwide by PPG during 2005 was 30,800. The Company has numerous collective bargaining agreements throughout the world and believes it will be able to renegotiate all such agreements on satisfactory terms. The Company believes it has good relationships with its employees.

Environmental Matters

Like other companies, PPG is subject to existing and evolving standards relating to protection of the environment. Capital expenditures for environmental control projects were $18 million, $11 million and $9 million in 2005, 2004 and 2003, respectively. It is expected that expenditures for such projects in 2006 will approximate $25 million. Although future capital expenditures are difficult to estimate accurately because of constantly changing regulatory standards and policies, it can be anticipated that environmental control standards will become increasingly stringent and costly.

Additionally, about 20% of our chlor-alkali production capacity currently utilizes mercury cell technology. These cells are operated in accordance with applicable laws and regulations and are reviewed at least annually by state authorities. The U.S. Environmental Protection Agency (“USEPA”) has issued new regulations imposing significantly more stringent requirements on mercury emissions. These new rules are scheduled to take effect in December 2006. In order to meet the USEPA’s new air quality standards, in July 2005, a decision was made to replace the existing mercury cell production unit at our Lake Charles, LA chemicals plant with newer membrane cell technology. The Louisiana Department of Environmental Quality has granted a one year extension to meet the new requirements on mercury emissions. This capital project began this year and will continue through mid-2007. We do not expect the project to materially increase PPG’s total capital spending over this three year period.

PPG is negotiating with various government agencies concerning 95 current and former manufacturing sites and offsite waste disposal locations, including 22 sites on the National Priority List. The number of sites is comparable with the prior year. While PPG is not generally a major contributor of wastes to these offsite waste disposal locations, each potentially responsible party may face governmental agency assertions of joint and several liability. Generally, however, a final allocation of costs is made based on relative contributions of wastes to the site. There is a wide range of cost estimates for cleanup of these sites, due largely to uncertainties as to the nature and extent of their condition and the methods

13  |  2005 PPG ANNUAL REPORT AND FORM 10-K

that may have to be employed for their remediation. The Company has established reserves for those sites where it is probable that a liability has been incurred and the amount can be reasonably estimated. As of Dec. 31, 2005 and 2004, PPG had reserves for environmental contingencies totaling $94 million and $81 million, respectively. Pretax charges against income for environmental remediation costs in 2005, 2004 and 2003 totaled $27 million, $15 million and $21 million, respectively. Cash outlays related to such environmental remediation aggregated $14 million, $26 million and $16 million in 2005, 2004 and 2003, respectively.

The Company’s experience to date regarding environmental matters leads PPG to believe that it will have continuing expenditures for compliance with provisions regulating the protection of the environment and for present and future remediation efforts at waste and plant sites. Management anticipates that such expenditures will occur over an extended period of time. Over the past 15 years the pretax charges against income have ranged between $10 million and $49 million per year. We currently expect that charges against income for environmental remediation in 2006 will be within that range; however, it is possible that technological, regulatory and enforcement developments, the results of environmental studies and other factors, particularly as the work at a former chromium manufacturing plant site located in Jersey City, NJ and at the Calcasieu River estuary continues to progress, could alter this expectation and result in higher charges in 2006. In management’s opinion, the Company operates in an environmentally sound manner, is well positioned, relative to environmental matters, within the industries in which it operates, and the outcome of these environmental contingencies will not have a material adverse effect on PPG’s financial position or liquidity; however, any such outcome may be material to the results of operations of any particular period in which costs, if any, are recognized. See Note 13, “Commitments and Contingent Liabilities,” under Item 8 of this Form 10-K for additional information related to environmental matters.

Internet Access

The Web site address for the Company is www.ppg.com. The Company’s recent filings on Forms 10-K, 10-Q and 8-K and any amendments to those documents can be accessed without charge on that Web site under Financial, SEC Filings.

Item 1a. Risk Factors

As a global manufacturer of coatings, glass and chemicals products, we operate in a business environment that includes risks that are not unlike the risks we have faced in years past. Each of the risks described in this section could adversely affect our operating results and financial condition. While the factors listed here are considered to be the more significant factors, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles which may adversely affect our business.

•	Our operating results are significantly affected by the cost of raw materials and energy, including natural gas. We may not be able to fully offset the impact of higher raw materials and energy costs through price increases or productivity improvements.
•	Growing competition from companies in certain regions of the world, including Asia, Eastern Europe and South America, where energy and labor costs are lower than the U.S. could reduce demand for our products.
•	Our facilities are subject to various environmental laws and regulations. Remediation at certain facilities is an ongoing operating cost, as pretax charges against income over the last 15 years for environmental remediation have ranged between $10 million and $49 million annually. We have accrued $94 million for estimated remediation costs that are probable at Dec. 31, 2005. In addition to the amounts currently reserved, the Company may be subject to loss contingencies related to environmental matters estimated to be as much as $200 million to $400 million. Such unreserved losses are reasonably possible but are not currently considered to be probable of occurrence.
•	We are involved in a number of lawsuits and claims, both actual and potential, in which substantial monetary damages are sought. The unpredictability of existing and possible future litigation could have an adverse impact on our operating results.
•	For over thirty years, we have been a defendant in lawsuits involving claims alleging personal injury from exposure to asbestos. Most of our potential exposure relates to allegations by plaintiffs that PPG should be liable for injuries involving asbestos-containing thermal insulation products manufactured by a 50% owned joint venture, Pittsburgh Corning Corporation. Although we have entered into a settlement arrangement with several parties concerning these asbestos claims as discussed in Note 13, “Commitments and Contingent Liabilities,” under Item 8 of this Form 10-K, the arrangement remains subject to court approval and if not approved, the outcome could be material to the results of operations of any particular period.
•	We sell products to U.S. automotive original equipment manufacturers and their suppliers. Further deterioration of market conditions could cause certain of our customers to have liquidity problems, potentially resulting in the write-off of amounts due from these customers.
•

Because we are a global company, our results are subject to certain inherent risks, including economic and political conditions in international markets and fluctuations in foreign currency exchange rates. While approximately 90% of sales and operating income is generated by products sold in the United States, Canada and Western Europe, our remaining

14  |  2005 PPG ANNUAL REPORT AND FORM 10-K

sales and operating income are generated in developing regions, such as Asia, Eastern Europe and South America.
•	Certain raw materials are critical to our production processes. These include titanium dioxide and epoxy and other resins in the coatings segment and sand, soda ash and polyvinyl butyral in the glass segment. The Company has made, and plans to continue to make, supply arrangements to meet the planned operating requirements for the future. However, an inability to obtain these critical raw materials would adversely impact our ability to produce products.
•	As a producer of industrial chemicals and coatings, we manufacture and transport certain materials that are inherently hazardous due to their toxic or volatile nature. We have significant experience in handling these materials and take precautions to handle and transport them in a safe manner. However, these materials, if mishandled or released into the environment, could cause substantial property damage or personal injuries resulting in significant legal claims against us.

Item 1b. Unresolved Staff Comments

None.

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

On Oct. 19, 2005, PPG entered into a settlement agreement to settle the federal glass class action antitrust case in order to avoid the ongoing expense of this protracted case, as well as the risks and uncertainties associated with complex litigation involving jury trials. Pursuant to the settlement agreement, PPG agreed to pay $60 million and to bear up to $500,000 in settlement administration costs. The U.S. District Court entered an order on Feb. 7, 2006, approving the settlement. This order is subject to a thirty day appeal period. If no appeals are filed, the settlement will become effective at the expiration of the appeal period. PPG has deposited $60 million in an escrow account as of Dec. 31, 2005 pending the settlement becoming effective. As a result of the settlement, PPG will also pay $900,000 pursuant to a pre-existing contractual obligation to a plaintiff that is not participating in the federal glass class action antitrust case. Finally, independent state court cases remain pending in California and Tennessee involving claims that are not included in the settlement of the federal glass class action antitrust case. Notwithstanding that PPG has agreed to settle the federal glass class action antitrust case, PPG’s management remains steadfast in its belief that there was no wrongdoing on the part of the Company and also believes that PPG has meritorious defenses to the independent state court cases.

Approximately 60 cases alleging antitrust violations in the automotive refinish industry have been filed in various state and federal jurisdictions. The plaintiffs in these cases have not yet specified an amount of alleged damages. The approximately 55 federal cases have been

15  |  2005 PPG ANNUAL REPORT AND FORM 10-K

consolidated as a class action in the U.S. District Court for the Eastern District of Pennsylvania located in Philadelphia, Pa. Certain of the defendants in the federal automotive refinish case have settled. This case is still at an early stage and discovery is continuing with the remaining defendants. The automotive refinish cases in state courts have either been stayed pending resolution of the federal proceedings or have been dismissed. Neither PPG’s investigation conducted through its counsel of the allegations in these cases nor the discovery conducted to date has identified a basis for the plaintiffs’ allegations that PPG participated in a price-fixing conspiracy in the U.S. automotive refinish industry. PPG’s management continues to believe that there was no wrongdoing on the part of the Company and also believes it has meritorious defenses in these automotive refinish antitrust cases. As discovery in the federal class action antitrust case is ongoing, we will continue to evaluate any additional information that becomes available in developing our conclusion on the outcome of this contingent liability. While currently not expected, if future developments in the case are adverse to the company, we could consider a settlement of the automotive refinish antitrust case. We have no present intention of settling any of the automotive refinish antitrust cases.

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

A Notice of Violation (“NOV”) and notice of intent to issue a further NOV have been received from the State of North Carolina Department of Environment and Natural Resources by PPG’s Shelby, North Carolina fiber glass plant. The NOVs related to non-compliant stack air emissions tests in 2005 conducted under the requirements of the Clean Air Act Title V Regulations. In PPG’s experience, matters such as these often can be resolved with penalty amounts below $100,000. However, PPG cannot predict the amount, if any, of any civil penalty that may be assessed for either of these matters.

Item 4. Submission of Matters to a Vote of Security Holders

None.

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

Under the PPG Deferred Compensation Plan for Directors, each Director may elect to defer the receipt of all or any portion of the compensation paid to such Director for serving as a PPG Director. All deferred payments are held in the form of Common Stock Equivalents. Payments out of the deferred accounts are made in the form of Common Stock of the Company (and cash as to any fractional Common Stock Equivalent). The Directors, as a group, were credited with 10,954, 12,877 and 10,607 Common Stock Equivalents in 2005, 2004 and 2003, respectively, under this plan. The values of the Common Stock Equivalents, when credited, ranged from $57.85 to $72.95 in 2005, $57.69 to $65.09 in 2004 and $43.47 to $64.02 in 2003.

Under the PPG Directors’ Common Stock Plan, each Director who neither is, nor was, an employee of the Company was credited with Common Stock Equivalents worth one-half of the Director’s basic annual retainer. Effective Jan. 1, 2003, active Directors no longer participate in the PPG Directors’ Common Stock Plan. On that date, the Common Stock Equivalents held in each active Directors’ account in the PPG Directors’ Common Stock Plan were transferred to their accounts in the PPG Deferred Compensation Plan for Directors. On Dec. 31, 2005, there were only two retired Directors with accounts remaining in the PPG Directors’ Common Stock Plan. For one retired Director, the Common Stock Equivalents are converted to cash at the fair market value of the common stock and paid in cash. For the other retired Director, the Common Stock Equivalents are converted into and paid

16  |  2005 PPG ANNUAL REPORT AND FORM 10-K

in Common Stock of the Company (and cash as to any fractional Common Stock Equivalent). These Directors, as a group, received 58, 93 and 141 Common Stock Equivalents in 2005, 2004 and 2003, respectively, under this plan. The values of those Common Stock Equivalents, when credited, ranged from $57.85 to $72.95 in 2005, $57.69 to $65.09 in 2004 and $43.47 to $62.74 in 2003.

Issuer Purchases of Equity Securities

The following table summarizes the Company’s stock repurchase activity for the three months ended Dec. 31, 2005:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Programs(1)
October 2005
Repurchase program	895,000	$58.89	895,000	10,904,615

Other transactions(2)	5,188	58.51	—	—
November 2005
Repurchase program	525,000	61.00	525,000	10,379,615

Other transactions(2)	4,394	61.51	—	—
December 2005
Repurchase program	375,000	58.20	375,000	10,004,615

Other transactions(2)	5,260	57.88	—	—
Total quarter ended Dec. 31, 2005
Repurchase program	1,795,000	$59.36	1,795,000	10,004,615

Other transactions(2)	14,842	$59.18	—	—
(1)	In January 2005, the Company announced plans to purchase up to $500 million of PPG common stock by year end 2005 under a 10 million share repurchase program approved by PPG’s Board of Directors in October 2000. In October 2005, the Company indicated that an additional $100 million of PPG common stock would be repurchased by year end 2005 under the same repurchase program or, if insufficient, under a 10 million share repurchase program approved by PPG’s Board of Directors in October 2005.
(2)	Includes shares withheld or certified to in satisfaction of the exercise price and/or tax withholding obligation by holders of employee stock options who exercised options granted under the PPG Industries, Inc. Stock Plan.

Item 6. Selected Financial Data

The information required by Item 6 regarding the selected financial data for the five years ended Dec. 31, 2005 is included in Exhibit 99.2 filed with this Form 10-K and is incorporated herein by reference. This information is also reported in the Eleven-Year Digest on page 64 of the Annual Report under the captions net sales, income (loss) before accounting changes, cumulative effect of accounting changes, net income (loss), earnings (loss) per common share before accounting changes, cumulative effect of accounting changes on earnings (loss) per common share, earnings (loss) per common share, earnings (loss) per common share – assuming dilution, dividends per share, total assets and long-term debt for the years 2001 through 2005.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Performance in 2005 Compared with 2004

Performance Overview

Our sales increased 7% to $10.2 billion in 2005 compared to $9.5 billion in 2004. Sales increased 6% due to higher selling prices, primarily in our chemicals and coatings segments, and 1% due to the positive effects of foreign currency translation. The impact of increased volumes in our coatings and glass segments was offset by volume declines in the chemicals segment. The volume decline in the chemicals segment was due in part to lost sales resulting from the impact of Hurricane Rita, as discussed below.

Gross profit increased $214 million due to higher sales. The gross profit percentage decreased slightly to 36.5% for 2005 compared to 36.9% in 2004. Inflation, including higher raw material costs, primarily in our coatings segment, and higher energy costs in our chemicals and glass segments decreased our gross profit. The benefits realized from increased selling prices, along with improved manufacturing efficiencies, primarily in our coatings and glass segments, were all factors which increased our gross profit.

Selling, general and administrative expense declined slightly as a percentage of sales to 17.4% despite increasing by $56 million in 2005. These costs increased primarily due to increased advertising in our optical products business and higher expenses due to store expansions in our architectural finishes business. Interest expense declined $9 million in 2005, reflecting the year over year reduction in the outstanding debt balance of $80 million.

Other charges increased $284 million in 2005 primarily due to pretax charges of $132 million related to the Marvin legal settlement, net of $18 million in insurance recoveries, $61 million for the federal glass class action antitrust legal settlement, $34 million of direct costs related to the impact of hurricanes Rita and Katrina, $27 million for an asset impairment charge in our fine chemicals business, $19 million for debt refinancing costs and an increase of $12 million for environmental remediation costs.

Net income and earnings per share – assuming dilution for 2005 were $596 million and $3.49 respectively, compared to $683 million and $3.95, respectively, for 2004. Net income in 2005 included aftertax charges of $117 million, or 68 cents a share, for legal settlements net of insurance; $21 million, or 12 cents a share for direct costs related to the impact of hurricanes Katrina and Rita; $17 million, or 10 cents a share related to an asset impairment charge related to our fine chemicals business; and $12 million, or 7 cents a share, for debt refinancing costs. The legal settlements net of insurance include aftertax charges of $80 million for the Marvin legal settlement, net of insurance recoveries, and $37 million for the impact of the federal glass class

17  |  2005 PPG ANNUAL REPORT AND FORM 10-K

Management’s Discussion and Analysis

action antitrust legal settlement. Net income for 2005 and 2004 included an aftertax charge of $13 million, or 8 cents a share, and $19 million, or 11 cents a share, respectively, to reflect the net increase in the current value of the Company’s obligation under the PPG Settlement Arrangement relating to asbestos claims.

Results of Business Segments

	Net sales		Operating income
(Millions)	2005	2004	2005	2004
Coatings	$5,566	$5,275	$609	$777
Glass	2,237	2,204	56	169
Chemicals	2,398	2,034	451	291

Coatings sales increased $291 million or 5% in 2005. Sales increased 3% due to higher selling prices across all businesses except automotive; 1% due to improved volumes as increases in our aerospace, architectural and original equipment automotive businesses offset volume declines in automotive refinish and industrial coatings; and 1% due to the positive effects of foreign currency translation. Operating income decreased $168 million in 2005. The adverse impact of inflation totaled $315 million, of which $245 million was attributable to higher raw material costs. Higher year-over-year selling prices increased operating earnings by $169 million. Coatings operating earnings were reduced by the $132 million charge for the cost of the Marvin legal settlement net of insurance recoveries. Other factors increasing coatings operating income in 2005 were the increased sales volumes described above, manufacturing efficiencies, formula cost reductions and higher other income.

Glass sales increased $33 million or 1% in 2005. Sales increased 1% due to improved volumes as increases in our automotive replacement glass, insurance and services and performance glazings (flat glass) businesses offset volume declines in our fiber glass and automotive original equipment glass businesses. The positive effects of foreign currency translation were largely offset by lower selling prices primarily in our automotive replacement glass and automotive original equipment businesses. Operating income decreased $113 million in 2005. The federal glass class action antitrust legal settlement of $61 million, the $49 million impact of rising natural gas costs and the absence of the $19 million gain in 2004 from the sale/leaseback of precious metal combined to account for a reduction in operating earnings of $129 million. The remaining year-over-year increase in glass operating earnings of $16 million resulted primarily from improved manufacturing efficiencies and lower overhead costs exceeding the adverse impact of other inflation.

Our continuing efforts in 2005 to position the fiber glass business for future growth in profitability were adversely impacted by the rise in fourth quarter natural gas prices, slightly lower year-over-year sales, lower equity earnings due to weaker pricing in the Asian electronics market, and the absence of the $19 million gain which occurred in 2004 stemming from the sale/ leaseback of precious metals. Despite high energy costs, we expect fiber glass earnings to improve in 2006 because of price strengthening in the Asian electronics market, which began to occur in the fourth quarter of 2005, increased cost reduction initiatives and the positive impact resulting from the start up of our new joint venture in China. This joint venture will produce high labor content fiber glass reinforcement products and take advantage of lower labor costs, allowing us to refocus our U.S. production capacity on higher margin direct process products.

The 2005 operating earnings of our North American automotive OEM glass business declined by $30 million compared with 2004. Significant structural changes continue to occur in the North American automotive industry, including the loss of U.S. market share by General Motors and Ford. This has created a very challenging and competitive environment for all suppliers to the domestic OEMs, including our business. About half of the decline in earnings resulted from the impact of rising natural gas costs, particularly in the fourth quarter, combined with the traditional adverse impact of year-over-year sales price reductions producing a decline in earnings that exceeded our successful efforts to reduce manufacturing costs. The other half of the 2005 decline was due to lower sales volumes and mix and higher new program launch costs. The challenging competitive environment and high energy prices will continue in 2006. Our business is working in 2006 to improve its performance through increased manufacturing efficiencies, structural cost reduction initiatives, focusing on profitable growth opportunities and improving our sales mix.

Chemicals sales increased $364 million or 18% in 2005. Sales increased 21% due to higher selling prices, primarily for chlor-alkali products, and 1% due to the combination of an acquisition in our optical products business and the positive effects of foreign currency translation. Total volumes declined 4% as volume increases in optical products were more than offset by volume declines in chlor-alkali and fine chemicals. Volume in chlor-alkali products and silicas were adversely impacted in the third and fourth quarters by the hurricanes. Operating income increased $160 million in 2005. The primary factor increasing operating income was the record high selling prices in chlor-alkali. Factors decreasing operating income were higher inflation, including $136 million due to increased energy and ethylene costs; $34 million of direct costs related to the impact of the hurricanes; $27 million due to the asset impairment charge related to our fine chemicals business; lower sales volumes; higher manufacturing costs and increased environmental expenses. The increase in chemicals operating earnings occurred primarily through the first eight months of 2005. The hurricanes hit in September impacting volumes and costs in September through November and contributing to the rise in natural gas prices which lowered fourth quarter chemicals earnings by $58 million, almost 57% of the full year impact of higher natural gas prices.

The damage caused by Hurricane Rita resulted in the shutdown of our Lake Charles, LA chemical plant for a total of eight days in September and an additional five

18  |  2005 PPG ANNUAL REPORT AND FORM 10-K

Management’s Discussion and Analysis

days in October. On Sept. 26, 2005, following Hurricane Rita, PPG declared force majeure for products produced at the Lake Charles facility. On Oct. 6, 2005, the facility resumed production at reduced operating rates, and returned to full production capability in mid-November. PPG has recorded a pretax charge in the amount of $34 million in 2005 for direct costs primarily related to hurricane damage to the Lake Charles facility. This charge is included in “Other charges” in the statement of income under Item 8 of this Form 10-K. The Company also estimates that pretax earnings were reduced by approximately $27 million in 2005 due to lower sales volumes resulting from Hurricane Rita. The Company is engaged in discussions with its insurance providers and is in the process of evaluating whether these losses will result in insurance recoveries.

Market conditions, such as fewer new drug approvals, product withdrawals, excess production capacity and increasing share of generic drugs, have continued to put pressure on the pharmaceutical industry and have created a challenging environment for our fine chemicals business, which is included in our chemicals segment. These conditions have produced an operating performance in our fine chemicals business in 2005 that has been disappointing. As a result, in the fourth quarter, the Company evaluated our fine chemicals business for impairment in accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets”, and determined that indicators of impairment were present for certain long-lived assets at our manufacturing plant in the United States. In measuring the fair value of these assets, the Company utilized an expected cash flow methodology to determine that the carrying value of these assets exceeded their fair value by $24 million. We have also decided to sell a small fine chemical facility in France and have written the related assets down to their estimated net realizable value. Due to these developments, the Company has recorded an asset impairment charge related to these fine chemicals assets of $27 million pretax, which is included in “Other charges” in the statement of income.

Other Significant Factors

The Company’s pension and other postretirement benefit costs for 2005 were $12 million lower than in 2004. This decrease represents the impact of market driven growth in pension plan assets that occurred in 2004 and an increased benefit provided by the subsidy offered pursuant to the Medicare Prescription Drug, Improvement Act of 2003 (the “Medicare Act”) in 2005, offset in part by a decrease in the discount rate. The majority of the Company’s defined benefit plans continued to be underfunded on an accumulated benefit obligation (“ABO”) basis at Dec. 31, 2005. The underfunded amount increased in 2005, resulting in an increase in the minimum pension liability and a decrease in shareholders’ equity through a decrease in accumulated other comprehensive income of $173 million, aftertax. This increase in the underfunded amount reflects a reduction of 40 basis points in the discount rate and the impact of a change in the mortality assumption for the U.S. plans used to calculate the ABO. See Note 12, “Pension and Other Postretirement Benefits,” under Item 8 of this Form 10-K for additional information.

In October 2004, the American Jobs Creation Act of 2004 (“AJCA 2004”) was signed into law. Among its many provisions, the AJCA 2004 provided a limited opportunity through 2005 to repatriate the undistributed earnings of non-U.S. subsidiaries at a U.S. tax cost that could be lower than the normal tax cost on such distributions. During 2005, we repatriated $114 million of dividends under the provisions of AJCA 2004 resulting in income tax expense of $9 million. In the absence of AJCA 2004, the Company estimates the tax cost to repatriate these dividends would have been $23 million higher.

The effective tax rate for 2005 was 29.8% compared to 30.3% for the 2004. The 2005 rate is comprised of a tax benefit of 39% on the $132 million charge for the Marvin legal settlement net of insurance recoveries, the $61 million settlement of the federal glass class action antitrust case, the $27 million asset impairment charge related to our fine chemicals business, the $19 million charge for debt refinancing costs and the adjustment to increase the current value of the Company’s obligation related to asbestos litigation under the PPG Settlement Arrangement, as discussed in Note 13, “Commitments and Contingent Liabilities” under Item 8 of this Form 10-K. The effective tax rate also includes tax expense of $9 million related to dividends repatriated under the AJCA 2004 and tax expense of 31.0% on the remaining pretax earnings. The 2005 effective rate also includes the benefit of the U.S. manufacturing deduction, which was created by AJCA 2004. The 2004 rate is comprised of a tax benefit of 39% on the adjustment to increase the current value of the Company’s obligation related to asbestos litigation under the PPG Settlement Arrangement and tax expense of 30.5% on the remaining pretax earnings. Our current estimate of the effective tax rate for 2006 is 31.5%.

Outlook

In 2005, growth in the U.S. economy moderated throughout the year due, in part, to rising interest rates and higher energy, fuel and other raw material costs. Industrial production, which grew at a rate of about 4% in the beginning of the year, slowed in the second half of the year resulting in a full year growth rate of approximately 3%. Industrial production remains the economic metric that most positively correlates with our volume growth because it reflects activity in PPG’s broad end-use markets. The commercial construction sector grew at a rate of 2% for the entire year, but showed signs of further improvement during the second half of the year. Housing starts in the U.S. were strong all year. For the full year, North American production of light vehicles was flat with 2004, while European automotive production was slightly down. Inflation remained at low levels overall and the U.S. equity markets ended the year flat.

The European economy grew in 2005 at a rate of just under 2%, but industrial production in Europe grew only 0.5% for the year. Western European light vehicle production was down slightly year-over-year.

19  |  2005 PPG ANNUAL REPORT AND FORM 10-K

Management’s Discussion and Analysis

Growth in Asia was stronger in 2005 than in other parts of the world with GDP, industrial production and light vehicle production posting gains in the range of 6%-9%.

Entering 2006, most economists predict continued North American growth, but at a slower pace. Once again, inflation is expected to remain relatively low despite historically high energy costs and raw material prices. This anticipated low level of inflation is due to the impact of increased globalization and productivity. Interest rates are expected to peak this year, with some economists predicting a decline later in the year.

Worldwide economic growth is expected to continue in 2006, with all four of the major economies expanding. The Western European economy began to show some positive signs at the end of 2005 and that will likely carry forward into early 2006, at low, but positive levels. Growth in Eastern Europe is expected to continue.

In Japan, several economic indicators show that the economic environment has rebounded into positive territory for the first time in several years. Meanwhile, the emerging Asian economies are expected to continue to post high growth rates, especially in both China and India. China’s infrastructure growth is expected to continue to impact the overall global economy via increased demand for basic goods and commodities. Additionally, China and other low production cost countries will continue to put downward pressure on worldwide pricing of consumer goods. As has been our experience the past few years, we expect China’s expansion to benefit demand for our coatings, fiber glass and optical businesses, while requiring our glass and commodity chemicals businesses to continue their ongoing focus on reducing costs.

In 2006, we will continue our commitment to our heritage values of serving our customers, introducing new technologies and achieving operational excellence through our continuing focus on reducing costs. The outlook for the global economic environment should support our efforts to deliver sales growth in 2006 throughout our businesses. We also expect to face continued cost pressures in 2006 from pensions, healthcare, natural gas and raw materials.

The cost pressures that we face in 2006 mean that we will supplement our ongoing initiatives to lower our manufacturing and overhead costs through continuous improvement with additional actions to reduce our workforce and consolidate facilities. We are in the process of finalizing our plans and expect to record pretax charges in the first quarter 2006 in the range of $50 million to $70 million.

Our pension and post retirement benefit costs totaled $234 million in 2005 reflecting a decline of $12 million from 2004; however, these costs remain well above their 2000 level as a result of subpar investment returns over this time period, particularly the negative investment returns in the equity market in 2001 and 2002, a reduction in our expected future rate of return on pension plan assets, a lower discount rate environment and rising retiree medical costs, particularly for prescription drugs. Based on our current estimates, our pension and other postretirement benefits costs are expected to rise in 2006 by $40 million.

All-time high natural gas costs in North America were detrimental to our 2005 earnings, and these costs rose abruptly following the severe hurricanes that impacted the U.S. Gulf Coast in the third quarter. Changes in natural gas prices have a significant impact on the operating performance of our chemicals and glass segments. Each one-dollar change in the price of natural gas per million British thermal units (“mmbtu”) would have a direct impact of approximately $60 million to $70 million on our annual operating costs. It remains difficult to predict future natural gas prices, which continue to be high and volatile as we begin 2006. In order to reduce the risks associated with volatile prices, we use a number of techniques, which include reducing consumption through improved manufacturing processes, switching to alternative fuels and hedging. We currently estimate our average cost for natural gas in the first quarter of 2006 will be at about $10.00 per mmbtu, or $3.50 per mmbtu higher than the first quarter of 2005. This represents an increase of over 50% year-over-year.

Beginning in the second half of 2004 and continuing throughout 2005, we have experienced increases in the prices we pay for raw materials used in many of our businesses, particularly in our coatings businesses. These increases have resulted from the industrial expansion, supply/demand imbalance and increases in supplier costs for oil and other inputs. Year-over-year coatings raw material costs rose by $245 million in 2005 and, while the pace has slowed, we expect to see a further year-over-year increase in 2006. We plan to continue to combat the impact of these rising costs by seeking alternate and global supply sources for our raw materials, reformulating our products, improving our production processes and raising our selling prices.

These same factors, along with high capacity utilization and industry related hurricane outages, resulted in tight supplies of chlor-alkali products. This led to record ECU pricing during all of 2005, with increases recognized throughout the year. ECU prices in the fourth quarter 2005 were up 35% versus the fourth quarter of 2004. We expect these market conditions to continue as we enter 2006, but they may moderate at some point during the year.

Significant structural changes continue to occur in the North American automotive industry, including the loss of U.S. market share by General Motors and Ford. This has created a very challenging and competitive environment for all suppliers to this industry. These OEMs are also faced with funding substantial pension and post-retirement medical liabilities that place stress on their financial condition. Our 2005 sales in the U.S. and Canada to General Motors, Ford and the automotive tiered suppliers whose Standard & Poor’s credit rating was BB or lower at Dec. 31, 2005 totaled approximately 5% of our total global sales. These sales were made under normal credit terms and we expect to collect substantially all of the amounts due from these customers at Dec. 31,

20  |  2005 PPG ANNUAL REPORT AND FORM 10-K

Management’s Discussion and Analysis

2005 during the first quarter of 2006; however, we have increased our focus on the management of this credit risk.

We have been working for the past year on a major business process redesign project in our European coatings business with the objectives of improving our competitiveness, supporting our initiatives to grow the business and increasing our margins. The project will standardize our business processes throughout the region on a common IT application platform in a newly defined business model that includes establishing a new European headquarters in Switzerland. We will reach the first key milestone in this project as we move our European refinish business to the new business model over the first half of 2006. The net cost savings in 2006 will not be significant but will increase as project activities continue through 2008.

A sharp focus on our capital spending and working capital has enabled us to continue along our track of strong cash generation, as evidenced by the $5 billion in cash generated from operating activities over the 2001-2005 time period. We have continued to fund our portfolio of businesses and prudently manage capital spending while at the same time continuing our trend of increasing dividend payments to shareholders for 34 consecutive years and reducing our debt by $1.7 billion over the past five years. Additionally, we repurchased $100 million of PPG common stock in 2004 and completed another $600 million in purchases of PPG common stock in 2005.

We remain confident that PPG is well positioned to benefit from the expected worldwide economic growth in 2006.

Accounting Standard Adopted in 2005

In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143”. FIN No. 47 clarifies the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations”, and provides further guidance as to when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.

Effective Dec. 31, 2005, PPG adopted the provisions of FIN No. 47. Our only conditional asset retirement obligation relates to the possible future abatement of asbestos contained in certain PPG production facilities. The asbestos in our production facilities arises from the application of normal and customary building practices in the past when the facilities were constructed. This asbestos is encapsulated in place and, as a result, there is no current legal requirement to abate it. Inasmuch as there is no requirement to abate, we do not have any current plans or an intention to abate and therefore the timing, method and cost of the future abatement, if any, are not known. In accordance with the provisions of FIN No. 47, the Company has not recorded an asset retirement obligation associated with asbestos abatement, given the uncertainty concerning the timing of future abatement, if any.

The adoption of FIN No. 47 on Dec. 31, 2005 did not result in any impact to our results of operations or financial position for the year ended Dec. 31, 2005, and we do not expect the adoption to have a material impact on the Company’s future results of operations, financial position or liquidity.

Accounting Standards to be Adopted in Future Years

In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” SFAS No. 151 requires the exclusion of certain costs from inventories and the allocation of fixed production overheads to inventories to be based on the normal capacity of the production facilities. The provisions of this Statement are effective for costs incurred after Dec. 31, 2005. We have evaluated the effect the adoption of this standard will have on PPG, and we do not expect it to have a material effect on PPG’s consolidated results of operations or financial position.

In December 2004, the FASB issued a revision to SFAS No. 123, “Share-Based Payments” which now requires that stock options be expensed based on their fair value. In April 2005, the Securities and Exchange Commission announced that the effective date of the revised SFAS No. 123 was delayed to years beginning after June 15, 2005. As discussed in Note 1, “Summary of Significant Accounting Policies,” under Item 8 of this Form 10-K, PPG began expensing stock options effective Jan. 1, 2004, and consequently our adoption of this revised Statement in 2006 is not expected to have a material impact on the Company’s results of operations or financial position.

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

21  |  2005 PPG ANNUAL REPORT AND FORM 10-K

Management’s Discussion and Analysis

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

The effective tax rate for 2004 was 30.29% compared to 34.76% for the full year 2003. The reduction in the rate for 2004 reflects the benefit of the subsidy offered pursuant to the Medicare Act not being subject to tax, the continued improvement in the geographical mix of non-U.S. earnings and the favorable resolution during 2004 of matters related to two open U.S. federal income tax years.

Net income in 2004 totaled $683 million, an increase of $189 million over 2003, and earnings per share – diluted increased $1.06 to $3.95 per share.

Results of Business Segments

	Net sales		Operating income
(Millions)	2004	2003	2004	2003(1)
Coatings	$5,275	$4,835	$777	$719
Glass	2,204	2,150	169	71
Chemicals	2,034	1,771	291	228
(1)	Operating income by segment for 2003 has been revised to reflect a change in the allocation method for certain pension and other postretirement benefit costs in 2004 (See Note 22, “Business Segment Information”, under Item 8 of this Form 10-K).

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

Glass sales increased $54 million or 3% in 2004. Sales increased 6% from improved volumes primarily from our performance glazings (flat glass), fiber glass, and automotive original equipment businesses net of lower volumes in our automotive replacement glass business. Sales also increased 2% due to the positive effects of foreign currency translation, primarily from our European fiber glass operations. Sales declined 5% due to lower selling prices across all our glass businesses. Operating income in 2004 increased $98 million. Factors increasing operating income were improved manufacturing efficiencies of $110 million, higher sales volume ($53 million) described above, higher equity earnings and the gains on the sale/leaseback of precious metals of $19 million. The principal factor decreasing operating income was lower selling prices. Fiber glass volumes were up 15% for the year, although pricing declined. With the shift of electronic printed wiring board production to Asia and the volume and pricing gains there, equity earnings from our joint venture serving that region grew in 2004. These factors combined with focused cost reductions and manufacturing efficiencies to improve the operating performance of this business, as we continue to position it for future growth in profitability.

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

Other Significant Factors

The Company’s pension and other postretirement benefit costs for 2004 were $45 million lower than in 2003. This decrease reflects the market driven growth in pension plan assets that occurred in 2003, the impact of the $140 million in cash contributed to the pension plans by the Company in 2004 and the benefit of the subsidy offered pursuant to the Medicare Act, as discussed in Note 12, “Pension and Other Postretirement Benefits,” under Item 8 of this Form 10-K.

Commitments and Contingent Liabilities, including Environmental Matters

PPG is involved in a number of lawsuits and claims, both actual and potential, including some that it has asserted against others, in which substantial monetary damages are sought. See Item 3, “Legal Proceedings” of this Form 10-K and Note 13, “Commitments and Contingent Liabilities,” under Item 8 of this Form 10-K for a description of certain of these lawsuits, including a description of the proposed PPG Settlement Arrangement for asbestos claims announced on May 14, 2002. As discussed in Item 3 and Note 13, although the result of any future litigation of such lawsuits and claims is inherently unpredictable, management believes that, in the aggregate, the outcome of all lawsuits and claims involving PPG, including asbestos-related claims in the event the PPG Settlement Arrangement described in Note 13 does not become effective, will not have a material effect on PPG’s consolidated financial position or liquidity; however, any such outcome may be material to the results of operations of any particular period in which costs, if any, are recognized.

The Company has been named as a defendant, along with various other co-defendants, in a number of antitrust lawsuits filed in federal and state courts. These suits allege that PPG acted with competitors to fix prices and allocate markets in the flat glass and automotive refinish industries.

22  |  2005 PPG ANNUAL REPORT AND FORM 10-K

Management’s Discussion and Analysis

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

On Oct. 19, 2005, PPG entered into a settlement agreement to settle the federal glass class action antitrust case in order to avoid the ongoing expense of this protracted case, as well as the risks and uncertainties associated with complex litigation involving jury trials. Pursuant to the settlement agreement, PPG agreed to pay $60 million and to bear up to $500,000 in settlement administration costs. The U.S. District Court entered an order on Feb. 7, 2006, approving the settlement. This order is subject to a thirty day appeal period. If no appeals are filed, the settlement will become effective at the expiration of the appeal period. PPG has deposited $60 million in an escrow account as of Dec. 31, 2005 pending the settlement becoming effective. As a result of the settlement, PPG will also pay $900,000 pursuant to a pre-existing contractual obligation to a plaintiff that is not participating in the federal glass class action antitrust case. Finally, independent state court cases remain pending in California and Tennessee involving claims that are not included in the settlement of the federal glass class action antitrust case. Notwithstanding that PPG has agreed to settle the federal glass class action antitrust case, PPG’s management remains steadfast in its belief that there was no wrongdoing on the part of the Company and also believes that PPG has meritorious defenses to the independent state court cases.

Approximately 60 cases alleging antitrust violations in the automotive refinish industry have been filed in various state and federal jurisdictions. The plaintiffs in these cases have not yet specified an amount of alleged damages. The approximately 55 federal cases have been consolidated as a class action in the U.S. District Court for the Eastern District of Pennsylvania located in Philadelphia, Pa. Certain of the defendants in the federal automotive refinish case have settled. This case is still at an early stage and discovery is continuing with the remaining defendants. The automotive refinish cases in state courts have either been stayed pending resolution of the federal proceedings or have been dismissed. Neither PPG’s investigation conducted through its counsel of the allegations in these cases nor the discovery conducted to date has identified a basis for the plaintiffs’ allegations that PPG participated in a price-fixing conspiracy in the U.S. automotive refinish industry. PPG’s management continues to believe that there was no wrongdoing on the part of the Company and also believes it has meritorious defenses in these automotive refinish antitrust cases. As discovery in the federal class action antitrust case is ongoing, we will continue to evaluate any additional information that becomes available in developing our conclusion on the outcome of this contingent liability. While currently not expected, if future developments in the case are adverse to the company, we could consider a settlement of the automotive refinish antitrust case. We have no present intention of settling any of the automotive refinish antitrust cases.

The Company had been a defendant since April 1994 in a suit filed by Marvin Windows and Doors (“Marvin”) alleging numerous claims, including breach of warranty. All of the plaintiff’s claims, other than breach of warranty, were dismissed. However, on Feb. 14, 2002, a federal jury awarded Marvin $136 million on the remaining claim. Subsequently, the court added $20 million for interest bringing the total judgment to $156 million. PPG appealed that judgment and the appeals court heard the parties’ arguments on June 9, 2003. On March 23, 2005, the appeals court ruled against PPG. Subsequent to the ruling by the court, PPG and Marvin agreed to settle this matter for $150 million and PPG recorded a charge for that amount in the first quarter of 2005, which is included in “Other charges” in the statement of income under Item 8 of this Form 10-K. PPG paid the settlement on April 28, 2005. In the third quarter of 2005, PPG received $18 million in insurance recoveries related to this settlement. The amount is included in “Other charges” for the year ended Dec. 31, 2005. The Company continues to pursue additional insurance recoveries related to this matter but is unable to estimate the likelihood or amount of any future recoveries.

It is PPG’s policy to accrue expenses for environmental contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Reserves for environmental contingencies are exclusive of claims against third parties and are generally not discounted. As of Dec. 31, 2005 and 2004, PPG had reserves for environmental contingencies totaling $94 million and $81 million, respectively. Pretax charges against income for environmental remediation costs in 2005, 2004 and 2003 totaled $27 million, $15 million and $21 million, respectively, and are included in “Other charges” in the statement of income. Cash outlays related to such environmental remediation aggregated $14 million, $26 million and $16 million in 2005, 2004 and 2003, respectively.

In addition to the amounts currently reserved, the Company may be subject to loss contingencies related to environmental matters estimated to be as much as $200 million to $400 million, which range is unchanged from the prior year end. Such unreserved losses are reasonably possible but are not currently considered to be probable of

23  |  2005 PPG ANNUAL REPORT AND FORM 10-K

Management’s Discussion and Analysis

occurrence. Management anticipates that the resolution of the Company’s environmental contingencies will occur over an extended period of time. Over the past 15 years the pretax charges against income have ranged between $10 million and $49 million per year. We currently expect that charges against income for environmental remediation in 2006 will be within that range; however, it is possible that technological, regulatory and enforcement developments, the results of environmental studies and other factors, particularly as the work at a former chromium manufacturing plant site located in Jersey City, NJ and at the Calcasieu River estuary continues to progress, could alter this expectation and result in higher charges in 2006. See Note 13, “Commitments and Contingent Liabilities,” under Item 8 of this Form 10-K for an expanded description of certain of these environmental contingencies. In management’s opinion, the Company operates in an environmentally sound manner and the outcome of the Company’s environmental contingencies will not have a material effect on PPG’s financial position or liquidity; however, any such outcome may be material to the results of operations of any particular period in which costs, if any, are recognized.

Impact of Inflation

In 2005, the increase in our costs due to the negative effects of inflation, including the impact of higher raw material costs in our coatings segment and higher energy costs in our glass and chemicals segments, was more than offset by the impact of higher selling prices in our coatings and chemicals segments and the improved manufacturing efficiencies in our glass and coatings segments. In 2004, the combined impact of lower overall selling prices and higher production costs, due to the negative effects of inflation, including the impact of higher raw material and labor costs across all our segments and higher energy costs in our glass and chemicals segments, was only partially offset through improved manufacturing efficiencies. In 2003, the increase in our costs due to the negative effects of inflation, including the impact of higher energy costs in our glass and chemicals segments, was offset by the impact of higher selling prices in our chemicals segment and the improved manufacturing efficiencies in our coatings and glass segments.

We anticipate that the negative impact of inflation on our costs will be less severe in 2006 than in 2005, particularly with respect to raw material costs in our coatings segment and energy costs in our glass and chemicals segments. We expect the combination of continuing improvements in manufacturing efficiencies and an overall increase in our selling prices in 2006 will enable us to fully recoup the negative impact of inflation, other than natural gas costs. Due to the high volatility of natural gas prices it is difficult to predict the related 2006 costs, but if the prices remain at year end 2005 levels, we may not be able to fully offset these higher costs.

Liquidity and Capital Resources

During the past three years, we had sufficient financial resources to meet our operating requirements, to fund our capital spending, share repurchases and pension plans and to pay increasing dividends to our shareholders.

Cash from operating activities was $1,065 million, $1,018 million and $1,123 million in 2005, 2004 and 2003, respectively. Capital spending was $379 million, $311 million and $220 million in 2005, 2004 and 2003, respectively. This spending related to modernization and productivity improvements, expansion of existing businesses, environmental control projects and business acquisitions, which amounted to $91 million, $67 million and $3 million in 2005, 2004 and 2003, respectively. Capital spending, excluding acquisitions, is expected to be approximately $385 million during 2006.

We have an ongoing process that includes a review of our array of businesses in relation to our overall strategic and performance objectives. As part of this review, we may acquire or divest of certain businesses or enter into joint ventures with other companies. During 2006, we anticipate making acquisitions as part of our strategy for accelerating growth. Any acquisitions would be funded through a combination of cash on hand, cash generated from operations or from the sale of other businesses and, to a lesser extent, external funding sources or the issuance of stock.

Dividends paid to shareholders totaled $316 million, $307 million and $294 million in 2005, 2004 and 2003, respectively. PPG has paid uninterrupted dividends since 1899, and 2005 marked the 34th consecutive year of increased dividend payments to shareholders. Over time, our goal is to sustain our dividends at approximately one-third of our earnings per share.

During 2005, the Company repurchased 9.4 million shares of PPG common stock at a cost of $607 million under previously authorized share repurchase programs. During 2004, the Company repurchased 1.5 million shares of PPG common stock at a cost of $100 million, and during 2003, the Company did not repurchase any shares of its common stock.

During June 2005, the Company completed a debt refinancing consisting of tender offers in the United States to retire outstanding debt combined with the issuance of bonds in Europe. As part of this refinancing, the Company issued €300 million of 3.875% Senior Notes due 2015 (the “Euro Notes”). The proceeds from the Euro Notes were used to repay short-term commercial paper obligations incurred in June 2005 in connection with the purchase of $100 million of 6.5% notes due 2007, $159 million of 7.05% notes due 2009 and $16 million of 6.875% notes due 2012, as well as for general corporate purposes. The Company recorded a second quarter pre- tax charge of approximately $19 million, ($12 million aftertax or 7 cents per share), for debt refinancing costs.

While we have had no mandatory funding contribution required under Pension Benefit Guarantee Corporation or Internal Revenue Service (“IRS”) regulations for our U.S. pension plans, we chose to make voluntary contributions of $4 million in 2005 and $100 million in 2004. These pension contributions will allow the

24  |  2005 PPG ANNUAL REPORT AND FORM 10-K

Management’s Discussion and Analysis

Company more flexibility in determining both the timing and amounts of future mandatory contributions under the complex ERISA and IRS pension funding regulations. These funding regulations are expected to change as a result of pending legislation currently being considered by the U.S. Congress. Notwithstanding the current uncertainty concerning these requirements, we do not expect to have a mandatory contribution in 2006 or 2007. However, the Company may elect to make voluntary contributions to its U.S. pension plans during that time. During 2005, 2004 and 2003, we made contributions to our non-U.S. pension plans totaling $26 million, $40 million and $41 million, respectively. We expect to make mandatory contributions to our non-U.S. plans in 2006 of approximately $20 million.

The ratio of total debt, including capital leases, to total debt and equity increased to 29% at Dec. 31, 2005 from 27% at Dec. 31, 2004. The increase in this ratio is primarily a function of the decline of equity in 2005 which was largely caused by the repurchase of $607 million of PPG common stock.

Cash from operations and the Company’s debt capacity are expected to continue to be sufficient to fund capital spending, including acquisitions, share repurchases, dividend payments, contributions to pension plans, amounts due under the proposed PPG Settlement Arrangement and operating requirements, including PPG’s significant contractual obligations, which are presented in the following table along with amounts due under the proposed PPG Settlement Arrangement:

		Obligations Due In:
(Millions)	Total	2006	2007- 2008	2009- 2010	Thereafter
Contractual Obligations
Long-term debt	$1,191	$23	$62	$115	$991

Capital lease obligations	2	1	1	—	—

Operating leases	257	74	100	56	27

Unconditional purchase obligations	736	177	126	79	354

Total	$2,186	$275	$289	$250	$1,372

Asbestos Settlement(1)
Aggregate cash payments	$998	$346	$104	$64	$484

PPG stock and other	126	126	—	—	—

Total	$1,124	$472	$104	$64	$484

(1)	We have recorded an obligation equal to the net present value of the aggregate cash payments, along with the PPG stock and other assets to be contributed to the Asbestos Settlement Trust. However, PPG has no obligation to pay any amounts under this settlement until the Effective Date, as more fully discussed in Note 13, “Commitments and Contingent Liabilities” under Item 8 of this Form 10-K.

The unconditional purchase commitments are principally take-or-pay obligations related to the purchase of certain materials, including industrial gases, natural gas, coal and electricity, consistent with customary industry practice. These also include PPG’s commitment to purchase electricity and steam from the RS Cogen joint venture discussed in Note 5, “Investments,” under Item 8 of this Form 10-K.

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

Contingencies, by their nature, relate to uncertainties that require management to exercise judgment both in assessing the likelihood that a liability has been incurred as well as in estimating the amount of potential loss. The most important contingencies impacting our financial statements are those related to the collectibility of accounts receivable, environmental remediation, pending, impending or overtly threatened litigation against the Company and the resolution of matters related to open tax years. For more information on these matters, see Note 3, “Working Capital Detail,” Note 11, “Income Taxes” and Note 13, “Commitments and Contingent Liabilities” under Item 8 of this Form 10-K.

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

The discount rate used in accounting for pensions and other postretirement benefits is determined by considering the timing and amount of projected future benefit payments, evaluating market interest rate indices

25  |  2005 PPG ANNUAL REPORT AND FORM 10-K

Management’s Discussion and Analysis

and using an outside advisor to determine the yield on a diversified portfolio of available high quality fixed income securities that matches our projected future benefit payments. The discount rate assumption for 2006 is 5.65% for our U.S. defined benefit pension and other postretirement benefit plans. A reduction in the discount rate of 50 basis points, with all other assumptions held constant, would increase 2006 net periodic benefit expense for our defined benefit pension and other postretirement benefit plans by approximately $9 million and $6 million, respectively.

The expected return on plan assets assumption used in accounting for our pension plans is determined by evaluating the mix of investments that comprise plan assets and external forecasts of future long-term investment returns. For 2005, the return on plan assets assumption for our U.S. defined benefit pension plans was 8.5%. We expect to use the same assumption for 2006. A reduction in the rate of return of 50 basis points, with other assumptions held constant, would increase 2006 net periodic pension expense by approximately $11 million.

Net periodic benefit cost for our U.S. defined benefit pension and other postretirement benefit plans for each of the three years ended Dec. 31, 2005 was calculated using the GAM 83 mortality table, a commonly used mortality table. In 2006, we will begin to use RP 2000, a newer and more relevant mortality table to calculate net periodic benefit costs for these plans. We estimate this change in the mortality assumption in 2006 will increase net periodic benefit costs by approximately $13 million and $4 million for our defined benefit pension and other postretirement benefit plans, respectively.

As discussed in Note 1, “Summary of Significant Accounting Policies,” under Item 8 of this Form 10-K, the Company tests goodwill and identifiable intangible assets with indefinite lives for impairment at least annually by comparing the fair value of the reporting units to their carrying values. Fair values are estimated using discounted cash flow methodologies that are based on projections of the amounts and timing of future revenues and cash flows. Based on this testing, none of our goodwill was impaired as of Dec. 31, 2005; however the fair value of our fiber glass business declined during 2005. As a result, some or all of the related goodwill of $49 million is at risk in 2006 for impairment should our projected recovery in the business not occur.

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

Currency

When compared with currency rates of the prior year, on a month to month basis, the U.S. dollar was weaker than the euro and the British pound sterling for most of the first eight months of the year. The U.S. dollar strengthened against these currencies during the last four months of the year. The effects of translating the net assets of our operations denominated in non-U.S. currencies to the U.S. dollar decreased consolidated net assets by $215 million for the year ended Dec. 31, 2005. The effect of currency rate changes over the course of the year resulted in a net favorable impact on 2005 pretax earnings as compared with 2004 of approximately $8 million.

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

Research and Development

Innovation and technology have been a hallmark of our Company’s success throughout its history. Research and development costs totaled over 3% of sales in each of the past three years, representing a level of expenditure that we expect to continue in 2006. These costs include technology-driven improvements to our manufacturing processes and customer technical service, as well as the costs of developing new products and processes. Because of our broad array of products and customers, we are not materially dependent upon any single technology platform.

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

26  |  2005 PPG ANNUAL REPORT AND FORM 10-K

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

The following disclosures summarize PPG’s exposure to market risks and information regarding the use of and fair value of derivatives employed to manage our exposure to such risks. Quantitative sensitivity analyses have been provided to reflect how reasonably possible unfavorable changes in market rates can impact PPG’s financial results, cash flows and financial condition.

Foreign currency forward and option contracts outstanding during 2005 and 2004 were used to hedge PPG’s exposure to foreign currency transaction risk. The fair value of these contracts as of Dec. 31, 2005 and 2004 was not material. The potential reduction in PPG’s earnings resulting from the impact of adverse changes in exchange rates on the fair value of its outstanding foreign currency hedge contracts of 10% for European currencies and 20% for Asian and South American currencies would also not have been material.

PPG had non-U.S. dollar denominated debt of $433 million as of Dec. 31, 2005 and $44 million as of Dec. 31, 2004. The increase in these borrowings was primarily due to the issuance of €300 million of notes in June 2005. A weakening of the U.S. dollar by 10% against European currencies and by 20% against Asian and South American currencies would have resulted in unrealized translation losses of approximately $50 million and $11 million as of Dec. 31, 2005 and 2004, respectively.

Interest rate swaps are used to manage a portion of PPG’s interest rate risk. The fair value of the interest rate swaps in place as of Dec. 31, 2005 and 2004, was a liability of $7 million and an asset of $4 million, respectively. The fair value of these swaps would have decreased by $3 million and $9 million as of Dec. 31, 2005 and 2004, respectively, if variable interest rates increased by 10%. A 10% increase in interest rates in the U.S., Canada, Mexico and Europe and a 20% increase in interest rates in Asia and South America would have affected PPG’s variable rate debt obligations by increasing interest expense by approximately $2 million as of Dec. 31, 2005 and 2004. Further, a 10% reduction in interest rates would have increased the present value of the Company’s fixed rate debt by approximately $53 million and $36 million as of Dec. 31, 2005 and 2004, respectively; however, such changes would not have had an effect on PPG’s annual earnings or cash flows.

The fair value of natural gas contracts in place as of Dec. 31, 2005 was an asset of $0.3 million. The fair value of natural gas swap contracts in place as of Dec. 31, 2004 was a liability of $2 million. These contracts were entered into to reduce PPG’s exposure to rising prices of natural gas. A 10% reduction in the price of natural gas would result in a loss in the fair value of the underlying natural gas swap contracts outstanding as of Dec. 31, 2005 and 2004 of approximately $3 million and $1 million, respectively.

An equity forward arrangement was entered into to hedge the Company’s exposure to changes in fair value of its future obligation to contribute PPG stock into an asbestos settlement trust (see Note 9, “Derivative Financial Instruments” and Note 13, “Commitments and Contingent Liabilities,” under Item 8 of this Form 10-K). The fair value of this instrument as of Dec. 31, 2005 and 2004 was an asset of $10 million and $19 million, respectively. A 10% decrease in PPG’s stock price would have reduced the value of this instrument by $5 million and $6 million, respectively, as of Dec. 31, 2005 and 2004.

27  |  2005 PPG ANNUAL REPORT AND FORM 10-K

Financial and Operating Review

Item 8. Financial Statements and Supplementary Data

Internal Controls – Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

PPG Industries, Inc.:

We have audited management’s assessment, included in the accompanying Management Report, that PPG Industries, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005 of the Company and our report dated February 16, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP

Pittsburgh, Pennsylvania

February 16, 2006

28  |  2005 PPG ANNUAL REPORT AND FORM 10-K

Financial Statements – Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of PPG Industries, Inc.:

We have audited the accompanying consolidated balance sheets of PPG Industries, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in Item 15(b). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PPG Industries, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP

Pittsburgh, Pennsylvania

February 16, 2006

Management Report

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

We conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this evaluation, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Our evaluation included reviewing the documentation of our controls, evaluating the design effectiveness of our controls and testing their operating effectiveness. Based on this evaluation we believe that, as of December 31, 2005, the Company’s internal controls over financial reporting were effective and provide reasonable assurance that the accompanying financial statements do not contain any material misstatement.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued their report on our evaluation of PPG’s internal control over financial reporting. Their report appears on page 28 of this Annual Report.

/s/ Charles E. Bunch

Charles E. Bunch

Chairman of the Board

and Chief Executive Officer

/s/ William H. Hernandez

William H. Hernandez

Senior Vice President, Finance

February 16, 2006

29  |  2005 PPG ANNUAL REPORT AND FORM 10-K

Statement of Income

	For the Year
(Millions, except per share amounts)	2005	2004	2003
Net sales	$10,201	$9,513	$8,756
Cost of sales	6,473	5,999	5,521
Gross profit	3,728	3,514	3,235
Other expenses (earnings)
Selling, general and administrative	1,771	1,715	1,578

Depreciation	340	357	365

Research and development - net (See Note 20)	309	303	290

Interest	81	90	107

Amortization (See Note 6)	32	31	29

Asbestos settlement - net (See Notes 9 and 13)	22	32	38

Business restructuring (See Note 2)	—	—	4

Other charges (See Notes 2, 7 and 13)	338	54	84

Other earnings (See Note 17)	(112)	(131)	(103)
Total other expenses - net	2,781	2,451	2,392
Income before income taxes, minority interest and cumulative effect of accounting change	947	1,063	843
Income tax expense (See Note 11)	282	322	293
Minority interest	69	58	50
Income before cumulative effect of accounting change	596	683	500
Cumulative effect of accounting change, net of tax (See Note 1)	—	—	(6)
Net income	$596	$683	$494

Earnings per common share (See Note 10)
Income before cumulative effect of accounting change	$3.51	$3.98	$2.94
Cumulative effect of accounting change, net of tax	—	—	(0.03)
Earnings per common share	$3.51	$3.98	$2.91

Earnings per common share - assuming dilution (See Note 10)
Income before cumulative effect of accounting change	$3.49	$3.95	$2.92
Cumulative effect of accounting change, net of tax	—	—	(0.03)
Earnings per common share - assuming dilution	$3.49	$3.95	$2.89

The accompanying notes to the financial statements are an integral part of this consolidated statement.

30  |  2005 PPG ANNUAL REPORT AND FORM 10-K

Balance Sheet

	December 31
(Millions)	2005	2004
Assets
Current assets
Cash and cash equivalents	$466	$659

Short-term investments	—	50

Total cash, cash equivalents and short-term investments	466	709

Receivables (See Note 3)	1,871	1,797

Inventories (See Note 3)	1,119	1,076

Deferred income taxes (See Note 11)	345	306

Other	218	166

Total current assets	4,019	4,054

Property (See Note 4)	7,802	7,855

Less accumulated depreciation	5,498	5,384

Property – net	2,304	2,471

Investments (See Note 5)	311	298

Goodwill (See Notes 1 and 6)	1,166	1,216

Identifiable intangible assets (See Notes 1 and 6)	488	497

Other assets (See Note 12)	393	396

Total	$8,681	$8,932

Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt and current portion of long-term debt (See Note 7)	$101	$166

Asbestos settlement (See Note 13)	472	404

Accounts payable and accrued liabilities (See Note 3)	1,776	1,651

Total current liabilities	2,349	2,221

Long-term debt (See Note 7)	1,169	1,184

Asbestos settlement (See Note 13)	385	440

Deferred income taxes (See Note 11)	90	145

Accrued pensions (See Note 12)	561	337

Other postretirement benefits (See Note 12)	587	556

Other liabilities (See Note 12)	379	381

Total liabilities	5,520	5,264

Commitments and contingent liabilities (See Note 13)

Minority interest	108	96

Shareholders’ equity (See Note 14)
Common stock	484	484

Additional paid-in capital	352	249

Retained earnings	7,057	6,776

Treasury stock, at cost	(3,984)	(3,455)

Unearned compensation (See Note 16)	(37)	(47)

Accumulated other comprehensive loss (See Note 15)	(819)	(435)

Total shareholders’ equity	3,053	3,572

Total	$8,681	$8,932

Shares outstanding were 165,277,290 and 172,001,795 as of Dec. 31, 2005 and 2004, respectively.

The accompanying notes to the financial statements are an integral part of this consolidated statement.

31  |  2005 PPG ANNUAL REPORT AND FORM 10-K

Statement of Shareholders’ Equity

(Millions)	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Unearned Compensation (See Note 16)	Accumulated Other Comprehensive (Loss) Income (See Note 15)	Total
Balance, Jan. 1, 2003	$484	$126	$6,197	$(3,471)	$(85)	$(1,101)	$2,150

Net income	—	—	494	—	—	—	494

Other comprehensive income, net of tax	—	—	—	—	—	459	459

Cash dividends	—	—	(294)	—	—	—	(294)

Issuance of treasury stock	—	32	—	43	—	—	75

Repayment of loans by ESOP	—	—	—	—	25	—	25

Other	—	—	2	—	—	—	2

Balance, Dec. 31, 2003	484	158	6,399	(3,428)	(60)	(642)	2,911

Net income	—	—	683	—	—	—	683

Other comprehensive income, net of tax	—	—	—	—	—	207	207

Cash dividends	—	—	(307)	—	—	—	(307)

Purchase of treasury stock	—	—	—	(100)	—	—	(100)

Issuance of treasury stock	—	63	—	73	—	—	136

Grant of stock options	—	28	—	—	—	—	28

Repayment of loans by ESOP	—	—	—	—	13	—	13

Other	—	—	1	—	—	—	1

Balance, Dec. 31, 2004	484	249	6,776	(3,455)	(47)	(435)	3,572

Net income	—	—	596	—	—	—	596

Other comprehensive income, net of tax	—	—	—	—	—	(384)	(384)

Cash dividends	—	—	(316)	—	—	—	(316)

Purchase of treasury stock	—	—	—	(607)	—	—	(607)

Issuance of treasury stock	—	75	—	78	—	—	153

Grant of stock options	—	28	—	—	—	—	28

Repayment of loans by ESOP	—	—	—	—	10	—	10

Other	—	—	1	—	—	—	1

Balance, Dec. 31, 2005	$484	$352	$7,057	$(3,984)	$(37)	$(819)	$3,053

Statement of Comprehensive Income

	For the Year
(Millions)	2005	2004	2003
Net income	$596	$683	$494

Other comprehensive (loss) income, net of tax (See Note 15)
Unrealized currency translation adjustment	(215)	180	328

Minimum pension liability adjustment (See Note 12)	(173)	33	147

Unrealized gains (losses) on marketable equity securities	1	(3)	6

Reclassification adjustment – marketable equity securities	—	—	(9)

Net change – derivatives (See Note 9)	3	(3)	(13)

Other comprehensive (loss) income, net of tax	(384)	207	459

Comprehensive income	$212	$890	$953

The accompanying notes to the financial statements are an integral part of these consolidated statements.

32  |  2005 PPG ANNUAL REPORT AND FORM 10-K

Statement of Cash Flows

	For the Year
(Millions)	2005	2004	2003
Operating activities
Net income	$596	$683	$494

Adjustments to reconcile to cash from operations
Cumulative effect of accounting change (See Note 1)	—	—	6

Asbestos settlement, net of tax	13	19	23

Depreciation and amortization	372	388	394

Asset impairment (See Note 2)	27	—	—

Business restructuring	—	—	4

Restructuring cash spending	(4)	(3)	(33)

Bad debt expense	24	9	13

Equity affiliate loss (earnings) net of dividends	6	(14)	7

Reclassification adjustment – marketable equity securities	—	—	(9)

Increase (decrease) in net accrued pension benefit costs	72	(10)	102

Increase in receivables	(144)	(134)	(58)

(Increase) decrease in inventories	(59)	(45)	11

(Increase) decrease in other current assets	(14)	(25)	2

Increase in accounts payable and accrued liabilities	191	111	66

(Increase) decrease in noncurrent assets	(81)	(2)	39

Increase in noncurrent liabilities	7	50	49

Other	59	(9)	13

Cash from operating activities	1,065	1,018	1,123

Investing activities
Purchases of short-term investments (See Note 1)	(1,990)	(4,718)	—

Proceeds from sales of short-term investments (See Note 1)	2,040	4,668	—

Capital spending
Additions to property and investments	(288)	(244)	(217)

Business acquisitions, net of cash balances acquired	(91)	(67)	(3)

Reductions of other property and investments	31	51	54

Deposits held in escrow	(67)	—	—

Cash used for investing activities	(365)	(310)	(166)

Financing activities
Net change in borrowings with maturities of three months or less	9	11	(252)

Proceeds from other short-term debt	91	27	10

Repayment of other short-term debt	(56)	(18)	(77)

Proceeds from long-term debt	360	7	3

Repayment of long-term debt	(486)	(339)	(69)

Repayment of loans by employee stock ownership plan	10	13	25

Purchase of treasury stock	(607)	(100)	—

Issuance of treasury stock	138	121	61

Dividends paid	(316)	(307)	(294)

Cash used for financing activities	(857)	(585)	(593)

Effect of currency exchange rate changes on cash and cash equivalents	(36)	37	18

Net (decrease) increase in cash and cash equivalents	(193)	160	382

Cash and cash equivalents, beginning of year	659	499	117

Cash and cash equivalents, end of year	$466	$659	$499

The accompanying notes to the financial statements are an integral part of this consolidated statement.

33  |  2005 PPG ANNUAL REPORT AND FORM 10-K

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

Legal costs

Legal costs are expensed as incurred.

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

34  |  2005 PPG ANNUAL REPORT AND FORM 10-K

Notes to the Financial Statements

The Company tests goodwill of each reporting unit for impairment at least annually in connection with our strategic planning process in the third quarter. The goodwill impairment test is performed by comparing the fair value of the associated reporting unit to its carrying value. The Company’s reporting units are the major product lines comprising our reportable business segments. Fair value is estimated using discounted cash flow methodologies and market comparable information.

The Company has determined that our acquired trademarks have indefinite useful lives. The Company tests the carrying value of these trademarks for impairment at least annually in the third quarter by comparing the fair value of each trademark to its carrying value. Fair value is estimated by using the relief from royalty method (a discounted cash flow methodology).

Identifiable intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives (3 to 25 years) and are reviewed for impairment whenever events or circumstances indicate that their carrying amount may not be recoverable.

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

For old ESOP shares, compensation expense is equal to cash contributed to the ESOP by the Company less the appreciation on the allocated old ESOP shares. Cash contributions to the ESOP were reduced by $18 million, $18 million, and $26 million for the years ended Dec. 31, 2005, 2004 and 2003, respectively, for the appreciation on the old shares allocated to participants’ accounts. By Dec. 31, 2008, all old shares are expected to be allocated, after which all unallocated shares will be accounted for under the provisions of SOP No. 93-6. Dividends on old ESOP shares are deducted from retained earnings. Old ESOP shares are considered to be outstanding in computing earnings per common share. For new ESOP shares, compensation expense is equal to the Company’s matching contribution (see Note 16). Dividends on released new ESOP shares are deducted from retained earnings, and dividends on unreleased shares are reported as a reduction of debt or accrued interest. Only new ESOP shares that have been released are considered outstanding in computing earnings per common share.

Derivative financial instruments and hedge activities

The Company recognizes all derivative instruments as either assets or liabilities at fair value on the balance sheet. The accounting for changes in the fair value of a derivative depends on the use of the derivative. To the extent that a derivative is effective as a cash flow hedge of an exposure to future changes in value, the change in fair value of the derivative is deferred in accumulated other comprehensive income. Any portion considered to be ineffective will be reported in earnings immediately. To the extent that a derivative is effective as a hedge of an exposure to future changes in fair value, the change in the derivative’s fair value will be offset in the statement of income by the change in fair value of the item being

35  |  2005 PPG ANNUAL REPORT AND FORM 10-K

Notes to the Financial Statements

hedged. To the extent that a derivative or a financial instrument is effective as a hedge of a net investment in a foreign operation, the change in the derivative’s fair value is deferred as an unrealized currency translation adjustment in accumulated other comprehensive income.

Product warranties

The Company accrues for product warranties at the time the associated products are sold based on historical claims experience. As of Dec. 31, 2005 and 2004, the reserve for product warranties was $4 million and $3 million, respectively. Pretax charges against income for product warranties in 2005, 2004 and 2003 totaled $5 million, $4 million and $5 million, respectively. Cash outlays related to product warranties were $4 million, $4 million and $5 million in 2005, 2004 and 2003, respectively.

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

Adoption of this standard on Jan. 1, 2003 resulted in an increase in noncurrent assets, current liabilities and noncurrent liabilities of $4 million, $1 million and $9 million, respectively, and a cumulative effect adjustment reducing net income by $6 million aftertax, or $0.03 a share – assuming dilution. The change in the asset retirement obligation during 2005 was an increase of approximately $1 million, the change during 2004 was not material and the change during 2003 was a decrease of approximately $1 million.

In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143”. FIN No. 47 clarifies the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations”, and provides further guidance as to when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.

Effective Dec. 31, 2005, PPG adopted the provisions of FIN No. 47. Our only conditional asset retirement obligation relates to the possible future abatement of asbestos contained in certain PPG production facilities. The asbestos in our production facilities arises from the application of normal and customary building practices in the past when the facilities were constructed. This asbestos is encapsulated in place and, as a result, there is no current legal requirement to abate it. Inasmuch as there is no requirement to abate, we do not have any current plans or an intention to abate and therefore the timing, method and cost of future abatement, if any, are not known. In accordance with the provisions of FIN No. 47, the Company has not recorded an asset retirement obligation associated with asbestos abatement, given the uncertainty concerning the timing of future abatement, if any.

The adoption of FIN No. 47 on Dec. 31, 2005 did not result in any impact to our results of operations or financial position for the year ended Dec. 31, 2005, and we do not expect the adoption to have a material impact on the Company’s future results of operations, financial position or liquidity.

Other new accounting standards

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

In December 2004, the FASB issued a revision to SFAS No. 123, “Share-Based Payments” which now requires that all stock-based compensation awards be expensed based on their fair value. In April 2005, the Securities and Exchange Commission announced that the effective date of the revised SFAS No. 123 was delayed to years beginning after June 15, 2005. As discussed above, PPG began expensing stock options effective Jan. 1, 2004, and consequently our adoption of this revised Statement in 2006 is not expected to have a material impact on the Company’s results of operations or financial position.

Reclassifications

Certain amounts in the 2004 and 2003 financial statements have been reclassified to be consistent with the 2005 presentation, including the classification of our investment in auction rate securities as available for sale investments, which are reported as short-term investments instead of cash equivalents beginning in the first quarter of 2005. We have also made corresponding adjustments to our statement of cash flows to reflect the purchases and sales of these investments as investing activities. These reclassifications had no impact on our previously reported net income, cash flow from operations or changes in shareholders’ equity. We believe

36  |  2005 PPG ANNUAL REPORT AND FORM 10-K

Notes to the Financial Statements

auction rate securities are highly liquid investments, and view them as being similar to cash and cash equivalents. We invest in auction rate securities that reset the interest rate every one to three weeks even though the underlying securities have stated maturities in excess of 90 days. Each time the interest rate is reset, we can choose to sell our investment.

2. Acquisitions, Asset Impairment and Business Restructuring

During 2005, 2004 and 2003, the Company made acquisitions at a cost totaling $91 million, $67 million and $3 million, respectively. The amount in 2005 relates primarily to four acquisitions. In the second quarter, the Company acquired the business of International Polarizer Holdings Trust, a privately held polarized film manufacturer for sun lens applications based in Marlborough, Massachusetts. In the third quarter, the Company acquired the business of Crown Coatings Industries, a privately held manufacturer of specialty wood coatings based in Singapore. In the fourth quarter, the Company acquired a network of 42 architectural coatings service centers from Iowa Paint Manufacturing. Also in the fourth quarter, the Company purchased the 30% minority interest in PPG Coatings (Hong Kong), which wholly owns a Chinese automotive and industrial coatings producer. The preliminary purchase price allocation of these acquisitions resulted in an excess of purchase price over the fair value of net assets acquired, which has been reflected as an addition to goodwill.

The amount in 2004 related primarily to the acquisition in the first quarter of the remaining one-third interest in PPG Iberica, S.A., a Spanish automotive and industrial coatings producer, for $61 million. The purchase price allocation resulted in an excess of purchase price over the fair value of net assets acquired, which has been reflected as an addition to goodwill.

Market conditions, such as fewer new drug approvals, product withdrawals, excess production capacity and an increasing share of generic drugs, have continued to put pressure on the pharmaceutical industry, and have created a challenging environment for our fine chemicals business, which is included in our chemicals segment. These conditions have produced an operating performance in our fine chemicals business in 2005 that has been disappointing. As a result, in the fourth quarter, the Company evaluated our fine chemicals business for impairment in accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets”, and determined that indicators of impairment were present for certain long-lived assets at our manufacturing plant in the United States. In measuring the fair value of these assets, the Company utilized an expected cash flow methodology to determine that the carrying value of these assets exceeded their fair value by $24 million. We have also decided to sell a small fine chemical facility in France and have written the related assets down to their estimated net realizable value. Due to these developments, the Company has recorded an asset impairment charge related to these fine chemicals assets of $27 million pretax, which is included in “Other charges” in the accompanying statement of income.

In 2003, the Company recorded a charge of $6 million for restructuring actions related to our coatings and glass segments. This charge was for severance benefits for 93 employees. These actions were completed in 2004. Also in 2003, $2 million of the initial $81 million restructuring charge from 2002 described below, primarily related to the coatings segment, was reversed to income.

In 2002, the Company recorded a charge of $81 million for restructuring and other related activities. The workforce reductions covered by this charge are complete; however, as of Dec. 31, 2005, $5 million of this reserve remained to be spent. This reserve relates to a group of approximately 75 employees in Europe, whose terminations have been concluded under a different social plan than was assumed when the reserve was recorded. Under the terms of this social plan, severance payments will be paid to these 75 individuals through 2008. Additionally, during 2003, we paid $3 million related to remaining lease and other exit costs reserved in 2000 and 1999.

3. Working Capital Detail

(Millions)	2005	2004
Receivables
Customers	$1,728	$1,675

Equity affiliates	54	34

Other	128	127

Allowance for doubtful accounts	(39)	(39)

Total	$1,871	$1,797

Inventories(1)
Finished products	$667	$635

Work in process	111	118

Raw materials	213	192

Supplies	128	131

Total	$1,119	$1,076

Accounts payable and accrued liabilities
Trade creditors	$927	$874

Accrued payroll	273	300

Other postretirement and pension benefits	91	97

Income taxes	36	36

Other	449	344

Total	$1,776	$1,651

(1)	Inventories valued using the LIFO method comprised 57% and 55% of total gross inventory values as of Dec. 31, 2005 and 2004, respectively. If the first-in, first-out method of inventory valuation had been used, inventories would have been $203 million and $167 million higher as of Dec. 31, 2005 and 2004, respectively. During the years ended Dec. 31, 2005 and 2004, certain inventories accounted for on the LIFO method of accounting were reduced, which resulted in the liquidation of certain quantities carried at costs prevailing in prior years. The net effect on earnings of these liquidations was not material.

37  |  2005 PPG ANNUAL REPORT AND FORM 10-K

Notes to the Financial Statements

4. Property

(Millions)	Useful Lives (years)	2005	2004
Land and land improvements	10-30	$333	$346

Buildings	20-50	1,201	1,224

Machinery and equipment	5-25	5,674	5,707

Other	3-20	452	468

Construction in progress		142	110

Total(1)		$7,802	$7,855

(1)	Interest capitalized in 2005 was $5 million, and in both 2004 and 2003 was $3 million.

5. Investments

(Millions)	2005	2004
Investments in equity affiliates	$177	$171

Marketable equity securities
Trading (See Note 12)	78	76

Available for sale	9	7

Other	47	44

Total	$311	$298

The Company’s investments in equity affiliates are comprised principally of fifty-percent ownership interests in a number of joint ventures that manufacture and sell coatings, glass and chemicals products, the most significant of which are located in Asia.

In addition, we have a fifty-percent ownership interest in RS Cogen, L.L.C., which in December 2002 commenced toll production of electricity and steam primarily for PPG and its joint venture partner. The joint venture was formed with a wholly-owned subsidiary of Entergy Corporation in 2000 for the construction and operation of a $300 million process steam, natural gas-fired cogeneration facility in Lake Charles, La., the majority of which was financed by a syndicate of banks. PPG’s future commitment to purchase electricity and steam from the joint venture approximates $24 million per year subject to contractually defined inflation adjustments for the next seventeen years. The purchases for the years ended Dec. 31, 2005, 2004 and 2003 were $25 million, $25 million and $27 million, respectively.

Summarized financial information of our equity affiliates on a 100 percent basis is as follows:

(Millions)		2005	2004
Working capital		$102	$146

Property, net		669	673

Short-term debt		(97)	(85)

Long-term debt		(317)	(352)

Other, net		31	12

Net assets		$388	$394

(Millions)	2005	2004	2003
Revenues	$664	$622	$632

Net earnings (loss)	$28	$42	$(8)

PPG’s share of undistributed net earnings of equity affiliates was $71 million and $77 million as of Dec. 31, 2005 and 2004, respectively. Dividends received from equity affiliates were $20 million, $6 million and $3 million in 2005, 2004 and 2003, respectively.

As of Dec. 31, 2005 and 2004, there were unrealized pretax losses of $1 million and $2 million, respectively, and as of Dec. 31, 2003, there were unrealized pretax gains of $3 million recorded in “Accumulated other comprehensive loss” in the accompanying balance sheet related to marketable equity securities available for sale.

During 2005, PPG sold certain of these investments resulting in recognition of pretax gains of $1 million and proceeds of $4 million. During 2004, PPG sold certain of these investments resulting in recognition of pretax gains of $0.3 million and proceeds of $2 million. During 2003, PPG sold certain of these investments resulting in the recognition of pretax gains of $15 million and proceeds of $22 million.

6. Goodwill and Other Identifiable Intangible Assets

The change in the carrying amount of goodwill attributable to each business segment for the years ended Dec. 31, 2005 and 2004 was as follows:

(Millions)	Coatings	Glass	Chemicals	Total
Balance, Jan. 1, 2004	$1,045	$84	$28	$1,157

Goodwill from acquisitions	9	—	—	9

Currency translation	43	5	2	50

Balance, Dec. 31, 2004	1,097	89	30	1,216

Goodwill from acquisitions	14	2	5	21

Currency translation	(60)	(7)	(4)	(71)

Balance, Dec. 31, 2005	$1,051	$84	$31	$1,166

The carrying amount of acquired trademarks with indefinite lives as of Dec. 31, 2005 and 2004 totaled $144 million.

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and are detailed below.

	Dec. 31, 2005			Dec. 31, 2004
(Millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Acquired technology	$362	$(142)	$220	$353	$(123)	$230

Other	225	(101)	124	216	(93)	123

Balance	$587	$(243)	$344	$569	$(216)	$353

Aggregate amortization expense was $32 million, $31 million and $29 million in 2005, 2004 and 2003, respectively. The estimated future amortization expense of identifiable intangible assets during the next five years is (in millions) $34 in 2006, $34 in 2007, $30 in 2008, $29 in 2009 and $28 in 2010.

38  |  2005 PPG ANNUAL REPORT AND FORM 10-K

Notes to the Financial Statements

7. Debt and Bank Credit Agreements and Leases

(Millions)	2005	2004
6 7/8% non-callable debentures, due 2005(1)	$—	$100

6 1/2% notes, due 2007(1)	50	150

7.05% notes, due 2009(1)	116	292

6 7/8% notes, due 2012(1)	71	100

3 7/8% notes, due 2015 (€300)	353	—

7 3/8% notes, due 2016	146	146

6 7/8% notes, due 2017	74	74

7.4% notes, due 2019	198	198

9% non-callable debentures, due 2021	148	148

Impact of derivatives on debt(1)	(1)	19

ESOP notes(2)
Fixed-rate notes, weighted average 8.5%	16	21

Variable-rate notes, weighted average 3.5% as of Dec. 31, 2005	14	19

Various other U.S. debt, weighted average 4.2% as of Dec. 31, 2005	2	34

Various other non-U.S. debt, weighted average 7.7% as of Dec. 31, 2005	4	10

Capital lease obligations	2	4

Total	1,193	1,315

Less payments due within one year	24	131

Long-term debt	$1,169	$1,184

(1)	PPG entered into several interest rate swaps which have the effect of converting $175 million and $643 million as of Dec. 31, 2005 and 2004, respectively, of these fixed rate notes to variable rates, based on either the three-month or the six-month London Interbank Offered Rate (LIBOR). The weighted average effective interest rate for these borrowings, including the effects of the outstanding swaps was 5.9% and 3.9% for the years ended Dec. 31, 2005 and 2004, respectively. Refer to Notes 1 and 9 for additional information.
(2)	See Note 1 for discussion of ESOP borrowings. The fixed- and variable-rate notes mature in 2009 and require annual principal payments from 2006 to 2008.

Aggregate maturities during the next five years are (in millions) $24 in 2006, $57 in 2007, $6 in 2008, $115 in 2009 and $0 in 2010.

In May 2004, the Company renegotiated its U.S. credit agreements. The new facility is a $1 billion revolving credit facility that expires in 2009. The annual facility fee payable on the committed amount is 7 1/2 basis points. This facility is available for general corporate purposes and also to support PPG’s commercial paper programs in the U.S. and Europe. As of Dec. 31, 2005, no amounts were outstanding under this facility.

In June 2005, the Company issued €300 million of 3.875% Senior Notes due 2015 (the “Euro Notes”). The proceeds from the Euro Notes were used to repay short-term commercial paper obligations incurred in June 2005 in connection with the purchase of $100 million of 6.5% notes due 2007, $159 million of 7.05% notes due 2009 and $16 million of 6.875% notes due 2012, as well as for general corporate purposes. The Company recorded a second quarter pre-tax charge of approximately $19 million, ($12 million aftertax or 7 cents per share), for debt refinancing costs, which is included in “Other charges” in the accompanying statement of income for the year ended Dec. 31, 2005.

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

Our non-U.S. operations have other uncommitted lines of credit totaling $180 million of which $52 million was used as of Dec. 31, 2005. These uncommitted lines of credit are subject to cancellation at any time and are not subject to any commitment fees.

PPG is in compliance with the restrictive covenants under its various credit agreements, loan agreements and indentures. The Company’s revolving credit agreements, under which there are currently no borrowings, and a portion of PPG’s ESOP Notes, include financial ratio covenants. The most restrictive of these covenants requires that the amount of long-term senior debt outstanding not exceed 55% of the Company’s tangible net assets. As of Dec. 31, 2005, long-term senior debt was 25% of the Company’s tangible net assets. In the event of a breach of this covenant, each holder of the ESOP notes would have the right to require the Company to redeem the notes. Additionally, substantially all of our debt agreements contain customary cross-default provisions. Those provisions generally provide that a default on a debt service payment of $10 million or more for longer than the grace period provided (usually 10 days) under one agreement may result in an event of default under other agreements.

None of our primary debt obligations are secured or guaranteed by our affiliates.

As of Dec. 31, 2005 and 2004, the caption “Short-term debt and current portion of long-term debt” includes $77 million and $35 million, respectively, of other short-term borrowings. The weighted-average interest rates of short-term borrowings as of Dec. 31, 2005 and 2004, were 5.1% and 5.6%, respectively.

Interest payments in 2005, 2004 and 2003 totaled $82 million, $101 million and $109 million, respectively.

Rental expense for operating leases was $143 million, $125 million and $134 million in 2005, 2004 and 2003, respectively. Minimum lease commitments for operating leases that have initial or remaining lease terms in excess of one year as of Dec. 31, 2005, are (in millions) $74 in 2006, $58 in 2007, $42 in 2008, $33 in 2009, $23 in 2010 and $27 thereafter, which includes rent of approximately $12 million, per year, through 2010, and $6 million in 2011, related to the July 1999 sale-leaseback of our Pittsburgh headquarters complex.

39  |  2005 PPG ANNUAL REPORT AND FORM 10-K

Notes to the Financial Statements

The Company had outstanding letters of credit of $123 million and guarantees of $53 million as of Dec. 31, 2005. The letters of credit secure the Company’s performance to third parties under certain self-insurance programs and other commitments made in the ordinary course of business. The guarantees relate primarily to debt of certain entities in which PPG has an ownership interest and selected customers of certain of our businesses of which a portion is secured by the assets of the related entity. The Company does not believe any loss related to these letters of credit or guarantees is likely.

8. Financial Instruments, Excluding Derivative Financial Instruments

Included in PPG’s financial instrument portfolio are cash and cash equivalents, auction rate securities, marketable equity securities, company-owned life insurance and short- and long-term debt instruments. The most significant instrument, long-term debt (excluding capital lease obligations), had carrying and fair values totaling $1,191 million and $1,309 million, respectively, as of Dec. 31, 2005. The corresponding amounts as of Dec. 31, 2004, were $1,311 million and $1,441 million, respectively. The fair values of the other financial instruments approximated their carrying values, in the aggregate.

The fair values of the debt instruments were based on discounted cash flows and interest rates available to the Company for instruments of the same remaining maturities.

9. Derivative Financial Instruments and Hedge Activities

PPG’s policies do not permit speculative use of derivative financial instruments. PPG uses derivative instruments to manage its exposure to fluctuating natural gas prices through the use of natural gas swap contracts. PPG also uses forward currency and option contracts as hedges against its exposure to variability in exchange rates on short-term intercompany borrowings and cash flows denominated in foreign currencies and to translation risk. PPG uses foreign denominated debt to hedge investments in foreign operations. Interest rate swaps are used to manage the Company’s exposure to changing interest rates. We also use an equity forward arrangement to hedge a portion of our exposure to changes in the fair value of PPG stock that is to be contributed to the asbestos settlement trust as discussed in Note 13.

PPG enters into derivative financial instruments with high credit quality counterparties and diversifies its positions among such counterparties in order to reduce its exposure to credit losses. The Company has not experienced any credit losses on derivatives during the three-year period ended Dec. 31, 2005.

PPG manages its foreign currency transaction risk to minimize the volatility of cash flows caused by currency fluctuations by forecasting foreign currency-denominated cash flows of each subsidiary for a 12-month period and aggregating these cash inflows and outflows in each currency to determine the overall net transaction exposures. Decisions on whether to use derivative financial instruments to hedge the net transaction exposures are made based on the amount of those exposures, by currency, and an assessment of the near-term outlook for each currency. The Company’s policy permits the use of foreign currency forward and option contracts to hedge up to 70% of its anticipated net foreign currency cash flows over the next 12-month period. These contracts do not qualify for hedge accounting under the provisions of SFAS No. 133; therefore, the change in the fair value of these instruments is recorded in “Other charges” in the accompanying statement of income in the period of change. The amounts recorded in earnings for the years ended Dec. 31, 2005, 2004 and 2003 were income of $4 million and losses of $1 million and $5 million, respectively. The fair value of these contracts was not material as of Dec. 31, 2005 and 2004.

The sales, costs, assets and liabilities of our non-U.S. operations must be reported in U.S. dollars in order to prepare consolidated financial statements which gives rise to translation risk. The Company monitors its exposure to translation risk and enters into derivative foreign currency contracts to hedge its exposure, as deemed appropriate. This risk management strategy does not qualify for hedge accounting under the provisions of SFAS No. 133; therefore, changes in the fair value of these instruments are recorded in “Other charges” in the accompanying statement of income in the period of change. No derivative instruments were acquired to hedge translation risk during 2005 or 2004. A loss of $1 million was recorded for the year ended Dec. 31, 2003.

In June 2005, the Company issued Euro Notes, as discussed in Note 7, and has designated these notes as a hedge of a portion of our net investment in our European operations. As a result, the change in book value from adjusting these foreign denominated notes to current spot rates at each balance sheet date will be deferred in accumulated other comprehensive income. As of Dec. 31, 2005, the amount recorded in accumulated other comprehensive income from this hedge of our net investment was a deferred gain of $7 million.

In 2004, the Company entered into a foreign currency contract to hedge a portion of a net investment in a foreign operation. An unrealized currency translation adjustment of $5 million from the deferred loss on this contract is recorded in accumulated other comprehensive income.

PPG designates forward currency contracts as hedges against the Company’s exposure to variability in exchange rates on short-term intercompany borrowings denominated in foreign currencies. To the extent effective, changes in the fair value of these instruments are deferred in accumulated other comprehensive income and subsequently reclassified

40  |  2005 PPG ANNUAL REPORT AND FORM 10-K

Notes to the Financial Statements

to “Other charges” in the accompanying statement of income as foreign exchange gains and losses are recognized on the related intercompany borrowings. The portion of the change in fair value considered to be ineffective is recognized in “Other charges” in the accompanying statement of income. The amounts recorded in earnings for the years ended Dec. 31, 2005, 2004 and 2003, were losses of $6 million, $5 million and $4 million, respectively. The fair value of these contracts was a liability of $5 million and an asset of $2 million as of Dec. 31, 2005 and 2004, respectively.

The Company manages its interest rate risk by balancing its exposure to fixed and variable rates while attempting to minimize its interest costs. Generally, the Company maintains variable interest rate debt at a level of approximately 25% to 50% of total borrowings. PPG principally manages its fixed and variable interest rate risk by retiring and issuing debt from time to time and through the use of interest rate swaps. Currently, these swaps convert $175 million of fixed rate debt to variable rate debt. Swaps converted $643 million of fixed rate debt to variable rate debt as of Dec. 31, 2004. The decline in the notional amount of outstanding swaps from Dec. 31, 2004 to Dec. 31, 2005 was due to the retirement of certain debt instruments, discussed in Note 7. These swaps are designated as fair value hedges. As such, the swaps are carried at fair value. Changes in the fair value of these swaps and that of the related debt are recorded in “Interest expense” in the accompanying statement of income, the net of which is zero. The fair value of these contracts was a liability of $7 million and an asset of $4 million as of Dec. 31, 2005 and 2004, respectively.

The Company uses derivative instruments to manage its exposure to fluctuating natural gas prices through the use of natural gas swap contracts. These instruments mature over the next twelve months. To the extent that these instruments are effective in hedging PPG’s exposure to price changes, changes in the fair values of the hedge contracts are deferred in accumulated other comprehensive income and reclassified to cost of sales as the natural gas is purchased. The amount of ineffectiveness, which is reported in “Cost of sales” in the accompanying statement of income for the years ended Dec. 31, 2005 and 2004, was $0.2 million and $1 million of expense and for the year ended Dec. 31, 2003 was $1 million of income. The fair value of these contracts was an asset of $0.3 million and a liability of $2 million as of Dec. 31, 2005 and 2004, respectively.

In November 2002, PPG entered into a one-year renewable equity forward arrangement with a bank in order to partially mitigate the impact of changes in the fair value of PPG stock that is to be contributed to the asbestos settlement trust as discussed in Note 13. This instrument, which has been renewed, is recorded at fair value as an asset or liability and changes in the fair value of this instrument are reflected in “Asbestos settlement – net” in the accompanying statement of income. As of Dec. 31, 2005 and 2004, PPG had recorded a current asset of $10 million and $19 million, respectively, and recognized expense of $9 million for the year ended Dec. 31, 2005, and income of $4 million and $14 million for the years ended Dec. 31, 2004 and 2003, respectively.

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

No derivative instrument initially designated as a hedge instrument was undesignated or discontinued as a hedging instrument during 2005 or 2004. For the year ended Dec. 31, 2005, other comprehensive income included a net gain due to derivatives of $3 million, net of tax. This gain was comprised of realized gains of $1 million and unrealized gains of $4 million. The realized gains related to the settlement during the period of natural gas contracts offset in part by the settlement of interest rate swaps owned by one of the Company’s investees accounted for under the equity method of accounting and the settlement of foreign currency contracts. The unrealized gains relate to these same instruments. For the year ended Dec. 31, 2004, other comprehensive income included a net loss due to derivatives of $3 million, net of tax. This loss was comprised of realized gains of $5 million and unrealized gains of $2 million. The realized gains related to the settlement during the period of natural gas and foreign currency contracts offset in part by the settlement of interest rate swaps owned by one of the Company’s investees accounted for under the equity method of accounting. The unrealized gains related to these same instruments.

The fair values of outstanding derivative instruments, excluding interest rate swaps, were determined using quoted market prices. The fair value of interest rate swaps was determined using discounted cash flows and current interest rates.

41  |  2005 PPG ANNUAL REPORT AND FORM 10-K

Notes to the Financial Statements

10. Earnings Per Common Share

The earnings per common share calculations for the three years ended Dec. 31, 2005 are as follows:

(Millions, except per share amounts)	2005	2004	2003
Earnings per common share
Net income	$596	$683	$494

Weighted average common shares outstanding	169.6	171.7	169.9

Earnings per common share	$3.51	$3.98	$2.91

Earnings per common share – assuming dilution
Net income	$596	$683	$494

Weighted average common shares outstanding	169.6	171.7	169.9

Effect of dilutive securities
Stock options	0.6	0.7	0.2

Other stock compensation plans	0.7	0.6	0.8

Potentially dilutive common shares	1.3	1.3	1.0

Adjusted weighted average common shares outstanding	170.9	173.0	170.9

Earnings per common share – assuming dilution	$3.49	$3.95	$2.89

There were 3.9 million, 4.7 million and 8.7 million outstanding stock options excluded in 2005, 2004 and 2003, respectively, from the computation of diluted earnings per common share due to their anti-dilutive effect.

11. Income Taxes

The following table presents a reconciliation of the statutory U.S. corporate federal income tax rate to our effective income tax rate:

(Percent of Pretax Income)	2005	2004	2003
U.S. federal income tax rate	35.00%	35.00%	35.00%
Changes in rate due to:
State and local taxes – U.S.	0.87	1.23	1.10

Taxes on non-U.S. earnings	(3.37)	(3.56)	(1.44)

ESOP dividends	(1.18)	(1.08)	(1.45)

Other	(1.54)	(1.30)	1.55

Effective income tax rate	29.78%	30.29%	34.76%

Since 2003, the trend of our effective income tax rate has been downward reflecting an improvement in the geographical mix of non-U.S. earnings combined with declining non-U.S. statutory income tax rates. Additionally, the reduction in the rate in 2005 and 2004 reflects the benefit of the subsidy offered pursuant to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Act”) (see Note 12) not being subject to tax. This impact is presented as “other” in the rate reconciliation above.

Income before income taxes of our non-U.S. operations for 2005, 2004 and 2003 was $313 million, $382 million and $327 million, respectively.

The following table gives details of income tax expense reported in the accompanying statement of income.

(Millions)	2005	2004	2003
Current income taxes
U.S. federal	$255	$193	$178

Non-U.S.	111	114	105

State and local – U.S.	31	34	28
Total current	397	341	311
Deferred income taxes
U.S. federal	(85)	(16)	(19)

Non-U.S.	(21)	2	8

State and local – U.S.	(9)	(5)	(7)
Total deferred	(115)	(19)	(18)
Total	$282	$322	$293

Income tax payments in 2005, 2004 and 2003 totaled $377 million, $326 million and $289 million, respectively.

Net deferred income tax assets and liabilities as of Dec. 31, 2005 and 2004, are as follows:

(Millions)	2005	2004
Deferred income tax assets related to
Employee benefits	$584	$431

Contingent and accrued liabilities	409	391

Operating loss and other carryforwards	96	92

Inventories	11	16

Property	5	18

Other	50	40

Valuation allowance	(58)	(63)

Total	1,097	925

Deferred income tax liabilities related to
Property	393	429

Intangibles	193	185

Employee benefits	40	51

Other	34	46

Total	660	711

Deferred income tax assets – net	$437	$214

As of Dec. 31, 2005, subsidiaries of the Company had available net operating loss carryforwards of approximately $236 million for income tax purposes, of which approximately $207 million has an indefinite expiration. The remaining $29 million expires between the years 2006 and 2021. A valuation allowance has been established for carry-forwards where the ability to utilize them is not likely.

No deferred U.S. income taxes have been provided on certain undistributed earnings of non-U.S. subsidiaries, which amounted to $1,791 million as of Dec. 31, 2005 and $1,601 million as of Dec. 31, 2004. These earnings are considered to be reinvested for an indefinite period of time or will be repatriated when it is tax effective to do so.

42  |  2005 PPG ANNUAL REPORT AND FORM 10-K

Notes to the Financial Statements

It is not practicable to determine the deferred tax liability on these undistributed earnings. In October 2004, the American Jobs Creation Act of 2004 (“AJCA 2004”) was signed into law. Among its many provisions, the AJCA 2004 provided a limited opportunity through 2005 to repatriate the undistributed earnings of non-U.S. subsidiaries at a U.S. tax cost that could be lower than the normal tax cost on such distributions. During 2005, we repatriated $114 million of dividends under the provisions of AJCA 2004 resulting in income tax expense of $9 million. In the absence of AJCA 2004, the Company estimates the tax cost to repatriate these dividends would have been $23 million higher.

The determination of annual income tax expense takes into consideration amounts which may be needed to cover exposures for open tax years. In 2004, the Company resolved all matters with the IRS related to its federal income tax returns for the years 1999 and 2000. The Company’s federal income tax returns for the years 2001 through 2003 are currently under IRS audit. We expect all matters related to these returns to be resolved in 2006. The Company does not expect any material adverse impact on earnings to result from the resolution of matters related to open tax years, however, actual settlements may differ from amounts accrued.

12. Pensions and Other Postretirement Benefits

We have defined benefit pension plans that cover certain employees worldwide. PPG also sponsors welfare benefit plans that provide postretirement medical and life insurance benefits for certain U.S. and Canadian employees and their dependents. These programs require retiree contributions based on retiree-selected coverage levels for certain retirees and their dependents and provide for sharing of future benefit cost increases between PPG and participants based on management discretion. The Company has the right to modify or terminate certain of these benefit plans in the future. Salaried and certain hourly employees hired on or after Oct. 1, 2004, are not eligible for postretirement medical benefits. Salaried employees hired on or after Jan. 1, 2006, and certain hourly employees hired in 2006 or thereafter are eligible to participate in a defined contribution benefit plan. These employees are not eligible for defined benefit pension plan benefits.

On Dec. 8, 2003, the Medicare Act was signed into law. The Medicare Act introduced a prescription drug benefit under Medicare (“Medicare Part D”) that provides several options for Medicare eligible participants and employers, including a federal subsidy payable to companies that elect to provide a retiree prescription drug benefit which is at least actuarially equivalent to Medicare Part D. During the third quarter of 2004, PPG concluded its evaluation of the provisions of the Medicare Act and decided to maintain its retiree prescription drug program and to take the subsidy available under the Medicare Act. The impact of the Medicare Act was accounted for in accordance with FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” effective Jan. 1, 2004. In addition, the plan was amended Sept. 1, 2004, to provide that PPG will determine the extent to which future increases in the cost of its retiree medical and prescription drug programs will be shared by certain retirees. These changes resulted in a reduction in the accumulated postretirement benefit obligation of $140 million and net periodic other postretirement benefit cost of $19 million, or $0.11 a share, for the year ended Dec. 31, 2004. The service cost, interest cost, amortization of actuarial losses and amortization of prior service cost components of net periodic other postretirement benefit cost were reduced by $3 million, $7 million, $7 million and $2 million, respectively, for the year ended Dec. 31, 2004.

43  |  2005 PPG ANNUAL REPORT AND FORM 10-K

Notes to the Financial Statements

The following table sets forth the changes in projected benefit obligations (as calculated by our actuaries as of Dec. 31), plan assets, the funded status and the amounts recognized in our balance sheet for our defined benefit pension and other postretirement benefit plans:

	Pensions		Other Postretirement Benefits
(Millions)	2005	2004	2005	2004
Projected benefit obligation, Jan. 1	$3,318	$3,065	$1,073	$1,135

Service cost	64	65	24	22

Interest cost	189	182	63	62

Plan amendments	(13)	2	—	(60)

Actuarial losses (gains)	330	122	41	(2)

Benefits paid	(196)	(178)	(83)	(89)

Foreign currency translation adjustments	(59)	57	1	5

Other	3	3	—	—

Projected benefit obligation, Dec. 31	$3,636	$3,318	$1,119	$1,073

Market value of plan assets, Jan. 1	$2,782	$2,480

Actual return on plan assets	211	286

Company contributions	30	140

Participant contributions	3	2

Benefits paid	(174)	(167)

Plan expenses and other – net	(2)	(3)

Foreign currency translation adjustments	(38)	44

Market value of plan assets, Dec. 31	$2,812	$2,782

Funded status	$(824)	$(536)	$(1,119)	$(1,073)

Accumulated unrecognized:
Actuarial losses	1,512	1,263	505	499

Prior service cost	50	81	(56)	(70)

Net amount recognized	$738	$808	$(670)	$(644)

Amounts recognized in the Balance Sheet consist of:
Prepaid pension asset	17	129	—	—

Accrued pensions	(564)	(338)	—	—

Other postretirement benefits	—	—	(670)	(644)

Other assets	58	70	—	—

Accumulated other comprehensive loss – pretax	1,227	947	—	—

Net amount recognized	$738	$808	$(670)	$(644)

In 2005 and 2004, we made voluntary contributions to our U.S. defined benefit pension plans of $4 million and $100 million, respectively, and contributions to our non-U.S. defined benefit pension plans of $26 million and $40 million, respectively, some of which were required by local funding requirements. The funding requirements for our U.S. plans are expected to change as a result of pending legislation currently being considered by the U.S. Congress. Despite the current uncertainty concerning these funding requirements, we do not expect to have a mandatory contribution to the U.S. plans in 2006 or 2007. However, we may make voluntary contributions to our U.S. plans and we expect to make mandatory contributions to our non-U.S. plans in 2006 of approximately $20 million.

The estimated pension benefits to be paid under our defined benefit pension plans during the next five years are (in millions) $185 in 2006, $186 in 2007, $187 in 2008, $192 in 2009 and $195 in 2010 and are expected to aggregate $1,070 million for the five years thereafter. The estimated other postretirement benefits to be paid during the next five years are (in millions) $92 in 2006, $89 in 2007, $88 in 2008, $89 in 2009 and $90 in 2010 and are expected to aggregate $460 million for the five years thereafter. These amounts are net of the expected subsidy to be received under the Medicare Act beginning in 2006 which will be between $7 million and $9 million per year.

The accumulated unrecognized actuarial losses for pensions relate primarily to the actual return on plan assets being less than the expected return on plan assets and the decline in the discount rate. The accumulated unrecognized actuarial losses for other postretirement benefits relate primarily to actual healthcare costs increasing at a higher rate than assumed during the 2001-2003 period and the decline in the discount rate. The increase in the accumulated unrecognized actuarial losses for both pension and other postretirement benefits have occurred primarily since 2001. Since the accumulated unrecognized actuarial losses exceed 10% of the higher of the market value of plan assets or the projected benefit obligation (“PBO”) at the beginning of the year, amortization of such excess over a period of 6 to 13 years has been included in net periodic benefit costs for pension and other postretirement benefits in each of the last three years.

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

The ABO as of Dec. 31, 2005 and 2004 was $3,361 million and $3,082 million, respectively. The following summarizes the funded status of those pension plans that were under-funded on an ABO basis as of Dec. 31, 2005 and 2004:

(Millions)	2005	2004
PBO	$3.601	$3,074

ABO	3,328	2,851

Market value of plan assets	2,773	2,532

44  |  2005 PPG ANNUAL REPORT AND FORM 10-K

Notes to the Financial Statements

Net periodic benefit cost for the three years ended Dec. 31, 2005, includes the following:

	Pensions			Other Postretirement Benefits
(Millions)	2005	2004	2003	2005	2004	2003
Service cost	$64	$65	$60	$24	$22	$23

Interest cost	189	182	173	63	62	65

Expected return on plan assets	(223)	(208)	(173)	—	—	—

Amortization of prior service cost	19	20	18	(15)	(6)	1

Amortization of actuarial losses	78	81	98	35	28	26

Net periodic benefit cost	$127	$140	$176	$107	$106	$115

Net periodic benefit cost is included in “Cost of sales,” “Selling, general and administrative” and “Research and development” in the accompanying statement of income.

In determining net periodic benefit cost, unrecognized prior service costs are amortized over periods ranging from 6 to 13 years.

The following weighted average assumptions were used to determine the benefit obligations for our defined benefit pension and other postretirement plans as of Dec. 31, 2005 and 2004:

	2005	2004
Discount rate	5.5%	5.9%
Rate of compensation increase	4.1%	4.0%

The following weighted average assumptions were used to determine the net periodic benefit cost for our defined benefit pension and other postretirement benefit plans for the three years ended Dec. 31, 2005:

	2005	2004	2003
Discount rate	5.9%	6.1%	6.5%
Expected return on assets	8.4%	8.4%	8.4%
Rate of compensation increase	4.0%	4.0%	4.1%

These assumptions are reviewed on an annual basis. In determining the expected return on plan asset assumption, the Company evaluates the mix of investments that comprise plan assets and external forecasts of future long-term investment returns. The expected return on plan assets assumption to be used in determining 2006 net periodic pension expense will be 8.5% for the U.S. plans.

As of Dec. 31 2005, the Company began use of a newer and more relevant mortality table, know as RP 2000, in order to calculate its U.S. defined benefit pension and other postretirement liabilities. Previously, the Company had used the GAM 83 mortality table to calculate these liabilities. We estimate that this change in the mortality assumption increased the benefit obligation of our defined benefit pension and other postretirement plans by $86 million and $23 million, respectively, as of Dec. 31, 2005. The Company will also use the RP 2000 mortality assumption to calculate net periodic benefit costs for these plans starting in 2006. We estimate this change in the mortality assumption in 2006 will increase net periodic benefit costs by approximately $13 million and $4 million for our defined benefit pension and other postretirement benefit plans, respectively.

The following summarizes the target pension plan asset allocation as of Dec. 31, 2005, and the actual pension plan asset allocations as of Dec. 31, 2005 and 2004:

	Target Asset Allocation as of	Percentage of Plan Assets
Asset Category	Dec. 31, 2005	2005	2004
Equity securities	50-75%	69%	69%
Debt securities	25-50%	27%	27%
Real estate	0-10%	4%	4%
Other	0-10%	0%	0%

The pensions plan assets are invested to generate investment earnings over an extended time horizon to help fund the cost of benefits promised under the plans while controlling investment risk.

The weighted-average medical healthcare cost trend rate used was 10.5% for 2005 declining to 4.75% in the year 2010. For 2006, the weighted-average medical healthcare cost trend rate used will be 9.0% declining to 5.0% in the year 2010. These assumptions are reviewed on an annual basis. In selecting rates for current and long-term health care assumptions, the Company takes into consideration a number of factors including the Company’s actual health care cost increases, the design of the Company’s benefit programs, the demographics of the Company’s active and retiree populations and expectations of future medical cost inflation rates. If these 2006 trend rates were increased or decreased by one percentage point per year, such increases or decreases would have the following effects:

	One-Percentage Point
(Millions)	Increase	Decrease
Increase (decrease) in the aggregate of service and interest cost components	$9	$(7)
Increase (decrease) in the benefit obligation	$101	$(85)

The Company also incurred costs for multi-employer pension plans of $1 million, $1 million, and $2 million in 2005, 2004 and 2003, respectively. Multi-employer healthcare costs totaled $1 million in each of the years 2005, 2004 and 2003.

As of Dec. 31, 2005 and 2004, accruals related to defined contribution pension plans were $5 million and $8 million, respectively.

45  |  2005 PPG ANNUAL REPORT AND FORM 10-K

Notes to the Financial Statements

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

The plan provides participants with investment alternatives and the ability to transfer amounts between the phantom non-PPG stock investment accounts. To mitigate the impact on compensation expense of changes in the market value of the liability, the Company has purchased a portfolio of marketable securities that mirror the phantom non-PPG stock investment accounts selected by the participants except the money market accounts. The changes in market value of these securities are also included in earnings. Trading will occur in this portfolio to align the securities held with the participant’s phantom non-PPG stock investment accounts except the money market accounts.

The cost of the deferred compensation plan, comprised of dividend equivalents accrued on the phantom PPG stock account, investment income and the change in market value of the liability, was expense in 2005, 2004 and 2003 of $7 million, $8 million and $13 million, respectively. These amounts are included in “Selling, general and administrative” in the accompanying statement of income. The change in market value of the investment portfolio in 2005, 2004 and 2003 was income of $6 million, $8 million and $13 million, respectively and is also included in “Selling, general and administrative.”

The Company’s obligations under this plan, which are included in “Accounts payable and accrued liabilities” and “Other liabilities” in the accompanying balance sheet, were $110 million and $109 million as of Dec. 31, 2005 and 2004, respectively, and the investments in marketable securities, which are included in “Investments” in the accompanying balance sheet, were $78 million and $76 million as of Dec. 31, 2005 and 2004, respectively.

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

On Oct. 19, 2005, PPG entered into a settlement agreement to settle the federal glass class action antitrust case in order to avoid the ongoing expense of this protracted case, as well as the risks and uncertainties associated with complex litigation involving jury trials. Pursuant to the settlement agreement, PPG agreed to pay $60 million and to bear up to $500,000 in settlement administration costs. PPG has recorded a charge for $61 million which is included in “Other charges” in the accompanying statement of income. The U.S. District Court entered an order on Feb. 7, 2006, approving the settlement. This order is subject to a thirty day appeal period. If no appeals are filed, the settlement will become effective at the

46  |  2005 PPG ANNUAL REPORT AND FORM 10-K

Notes to the Financial Statements

expiration of the appeal period. PPG has deposited $60 million into an escrow account as of Dec. 31, 2005 pending the settlement becoming effective. This amount is included in “Other current assets” and the corresponding liability is included in “Accounts payable and accrued liabilities” in the accompanying balance sheet. The associated cash outflow is included in “Deposits held in escrow” and has been reflected as cash used for investing activities in the accompanying statement of cash flows. As a result of the settlement, PPG will also pay $900,000 pursuant to a pre-existing contractual obligation to a plaintiff that is not participating in the federal glass class action antitrust case. Finally, independent state court cases remain pending in California and Tennessee involving claims that are not included in the settlement of the federal glass class action antitrust case. Notwithstanding that PPG has agreed to settle the federal glass class action antitrust case, PPG’s management remains steadfast in its belief that there was no wrongdoing on the part of the Company and also believes that PPG has meritorious defenses to the independent state court cases.

Approximately 60 cases alleging antitrust violations in the automotive refinish industry have been filed in various state and federal jurisdictions. The plaintiffs in these cases have not yet specified an amount of alleged damages. The approximately 55 federal cases have been consolidated as a class action in the U.S. District Court for the Eastern District of Pennsylvania located in Philadelphia, Pa. Certain of the defendants in the federal automotive refinish case have settled. This case is still at an early stage and discovery is continuing with the remaining defendants. The automotive refinish cases in state courts have either been stayed pending resolution of the federal proceedings or have been dismissed. Neither PPG’s investigation conducted through its counsel of the allegations in these cases nor the discovery conducted to date has identified a basis for the plaintiffs’ allegations that PPG participated in a price-fixing conspiracy in the U.S. automotive refinish industry. PPG’s management continues to believe that there was no wrongdoing on the part of the Company and also believes it has meritorious defenses in these automotive refinish antitrust cases. As discovery in the federal class action antitrust case is ongoing, we will continue to evaluate any additional information that becomes available in developing our conclusion on the outcome of this contingent liability. While currently not expected, if future developments in the case are adverse to the company, we could consider a settlement of the automotive refinish antitrust case. We have no present intention of settling any of the automotive refinish antitrust cases.

The Company had been a defendant since April 1994 in a suit filed by Marvin Windows and Doors (“Marvin”) alleging numerous claims, including breach of warranty. All of the plaintiff’s claims, other than breach of warranty, were dismissed. However, on Feb. 14, 2002, a federal jury awarded Marvin $136 million on the remaining claim. Subsequently, the court added $20 million for interest bringing the total judgment to $156 million. PPG appealed that judgment and the appeals court heard the parties’ arguments on June 9, 2003. On March 23, 2005, the appeals court ruled against PPG. Subsequent to the ruling by the court, PPG and Marvin agreed to settle this matter for $150 million and PPG recorded a charge for that amount in the first quarter of 2005, which is included in “Other charges” in the accompanying statement of income. PPG paid the settlement on April 28, 2005. In the third quarter of 2005, PPG received $18 million in insurance recoveries related to this settlement. The amount is included in “Other charges” for the year ended Dec. 31, 2005. The Company continues to pursue additional insurance recoveries related to this matter but is unable to estimate the likelihood or amount of any future recoveries.

For over thirty years, PPG has been a defendant in lawsuits involving claims alleging personal injury from exposure to asbestos. As of Dec. 31, 2005, PPG was one of many defendants in numerous asbestos-related lawsuits involving approximately 116,000 claims. Most of PPG’s potential exposure relates to allegations by plaintiffs that PPG should be liable for injuries involving asbestos-containing thermal insulation products manufactured and distributed by Pittsburgh Corning Corporation (“PC”). PPG and Corning Incorporated are each 50% shareholders of PC. PPG has denied responsibility for, and has defended, all claims for any injuries caused by PC products.

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

47  |  2005 PPG ANNUAL REPORT AND FORM 10-K

Notes to the Financial Statements

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

The Bankruptcy Court heard oral arguments on the contested items on Nov. 17-18, 2004. At the conclusion of the hearing, the Bankruptcy Court agreed to consider certain post-hearing written submissions. In a further development, on Feb. 2, 2005, the Bankruptcy Court established a briefing schedule to address whether certain aspects of a decision of the U.S. Third Circuit Court of Appeals in an unrelated case have any applicability to the PC plan of reorganization. The Bankruptcy Court set oral arguments on the briefs for March 16, 2005, but has yet to render any decision. At the status conference on April 15, 2005, the Bankruptcy Court judge stated her intention to rule on the confirmability of the current PC plan of reorganization. Based on remarks made by the Bankruptcy Court judge at a Dec. 13, 2005, omnibus hearing, we currently expect the judge to render her decision concerning the confirmability of the PC plan of reorganization during the first quarter of 2006. PPG currently believes the Third Circuit Court of Appeals’ decision should not adversely affect the eventual confirmability of a plan of reorganization for PC incorporating the terms of the PPG Settlement Arrangement.

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

48  |  2005 PPG ANNUAL REPORT AND FORM 10-K

Notes to the Financial Statements

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

	Balance Sheet
	Asbestos Settlement Liability		Equity Forward (Asset)	Pretax Charge
(Millions)	Current	Long-term
Initial asbestos settlement charge	$206	$566	$—	$772

Change in fair value:
PPG stock	(16)	—	—	(16)

Equity forward instrument	—	—	(1)	(1)

Balance as of and Activity for the year ended Dec. 31, 2002	190	566	(1)	$755

Change in fair value:
PPG stock	20	—	—	20

Equity forward instrument	—	—	(14)	(14)

Accretion of asbestos liability	—	32	—	32

Reclassification	98	(98)	—	—

Balance as of and Activity for the year ended Dec. 31, 2003	308	500	(15)	$38

Change in fair value:
PPG stock	6	—	—	6

Equity forward instrument	—	—	(4)	(4)

Accretion of asbestos liability	—	30	—	30

Reclassification	90	(90)	—	—

Balance as of and Activity for the year ended Dec. 31, 2004	404	440	(19)	$32

Change in fair value:
PPG stock	(14)	—	—	(14)

Equity forward instrument	—	—	9	9

Accretion of asbestos liability	—	27	—	27

Reclassification	82	(82)	—	—

Balance as of and Activity for the year ended Dec. 31, 2005	$472	$385	$(10)	$22

49  |  2005 PPG ANNUAL REPORT AND FORM 10-K

Notes to the Financial Statements

The fair value of the equity forward instrument is included as an other current asset as of Dec. 31, 2005 and 2004 in the accompanying balance sheet. Payments under the fixed payment schedule require annual payments that are due each June. The current portion of the asbestos settlement liability included in the accompanying balance sheet as of Dec. 31, 2005, consists of all such payments required through June 2006, the fair value of PPG’s common stock and legal fees and expenses. The amount due June 30, 2007, of $76 million and the net present value of the remaining payments is included in the long-term asbestos settlement liability in the accompanying balance sheet. For 2006 accretion expense associated with the asbestos liability will be approximately $6 million per quarter.

Because the filing of asbestos claims against the Company has been enjoined since April 2000, a significant number of additional claims may be filed against the Company if the Bankruptcy Court stay were to expire. If the PPG Settlement Arrangement is not implemented, for any reason, and the Bankruptcy Court stay expires, the Company intends to vigorously defend the pending and any future asbestos claims against it and its subsidiaries. The Company believes that it is not responsible for any injuries caused by PC products, which represent the preponderance of the pending bodily injury claims against it. Prior to 2000, PPG had never been found liable for any such claims, in numerous cases PPG had been dismissed on motions prior to trial, and aggregate settlements by PPG to date have been immaterial. In Jan. 2000, in a trial in a state court in Texas involving six plaintiffs, the jury found PPG not liable. However, a week later in a separate trial also in a state court in Texas, another jury found PPG, for the first time, partly responsible for injuries to five plaintiffs alleged to be caused by PC products. PPG intends to appeal the adverse verdict in the event the settlement does not become effective. Although PPG has successfully defended asbestos claims brought against it in the past, in view of the number of claims, and the questionable verdicts and awards that other companies have experienced in asbestos litigation, the result of any future litigation of such claims is inherently unpredictable.

It is PPG’s policy to accrue expenses for environmental contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Reserves for environmental contingencies are exclusive of claims against third parties and are generally not discounted. As of Dec. 31, 2005 and 2004, PPG had reserves for environmental contingencies totaling $94 million and $81 million, respectively. Pretax charges against income for environmental remediation costs in 2005, 2004 and 2003 totaled $27 million, $15 million and $21 million, respectively, and are included in “Other charges” in the accompanying statement of income. Cash outlays related to such environmental remediation aggregated $14 million, $26 million and $16 million in 2005, 2004 and 2003, respectively.

Management anticipates that the resolution of the Company’s environmental contingencies will occur over an extended period of time. Over the past 15 years the pretax charges against income have ranged between $10 million and $49 million per year. We currently expect that charges against income for environmental remediation in 2006 will be within that range; however, it is possible that technological, regulatory and enforcement developments, the results of environmental studies and other factors, particularly as the work at a former chromium manufacturing plant site located in Jersey City, NJ and at the Calcasieu River estuary continues to progress, could alter this expectation and result in higher charges in 2006. In management’s opinion, the Company operates in an environmentally sound manner and the outcome of the Company’s environmental contingencies will not have a material effect on PPG’s financial position or liquidity; however, any such outcome may be material to the results of operations of any particular period in which costs, if any, are recognized.

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

In New Jersey, PPG continues to perform its obligations under an Administrative Consent Order (“ACO”) with the New Jersey Department of Environmental Protection (“NJDEP”) including an active, ongoing remedial investigation/feasibility study of its former chromium manufacturing location in Jersey City, which is expected to be completed in 2006 or 2007. Since 1990, PPG has remediated 47 of 61 residential and non-residential sites under the ACO. It will take several more years to complete remediation activity on the 14 remaining ACO sites, including the former chromium plant site. In May 2005, the NJDEP filed a complaint against PPG and two other former chromium producers seeking to charge the three companies with the cleanup costs for an additional 53 sites where the source of chromium contamination is not known. This case is in its early stages.

In Lake Charles, the U.S. Environmental Protection Agency has completed investigation of contamination

50  |  2005 PPG ANNUAL REPORT AND FORM 10-K

Notes to the Financial Statements

levels in the Calcasieu River estuary and issued a Final Remedial Investigation Report in Sept. 2003, which incorporates the Human Health and Ecological Risk Assessments, indicating that elevated levels of risk exist in the estuary. PPG and other potentially responsible parties are performing a feasibility study under the authority of the Louisiana Department of Environmental Quality (“LDEQ”). A report describing the process by which preliminary remedial action goals will be determined was submitted on March 1, 2005 and approved by LDEQ on Aug. 10, 2005. These goals will more fully define the nature and extent of any potentially required remedial actions. When the results of the feasibility study are known, an evaluation will be made to determine what role PPG would have with respect to future remedial actions. It is expected that submittal of a draft feasibility study to the LDEQ will occur in the second half of 2006.

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

In June 2003, our partner in a fiber glass joint venture in South America filed for bankruptcy. Upon resolution of the bankruptcy proceedings, the partner’s ownership interest may transfer to one of its senior secured creditors or be sold. While PPG expects operations at the joint venture to continue, the Company continues to evaluate its options with respect to this venture, which may include the sale or liquidation of the venture. Should liquidation occur, PPG’s exposure to loss would be limited to $10 million, which includes a combination of the Company’s investment, outstanding receivables and a loan guarantee related to this venture.

14. Shareholders’ Equity

A class of 10 million shares of preferred stock, without par value, is authorized but unissued. Common stock has a par value of $1.66 2/3 per share; 600 million shares are authorized.

The following table summarizes the shares outstanding for the three years ended Dec. 31, 2005:

	Common Stock	Treasury Stock	ESOP Shares	Shares Outstanding
Balance, Jan. 1, 2003	290,573,068	(120,988,129)	(142,746)	169,442,193
Issuances/releases	—	1,479,576	4,870	1,484,446
Balance, Dec. 31, 2003	290,573,068	(119,508,553)	(137,876)	170,926,639
Purchases	—	(1,507,400)	—	(1,507,400)
Issuances/releases	—	2,577,392	5,164	2,582,556
Balance, Dec. 31, 2004	290,573,068	(118,438,561)	(132,712)	172,001,795
Purchases	—	(9,401,300)	—	(9,401,300)
Issuances/releases	—	2,669,955	6,840	2,676,795
Balance, Dec. 31, 2005	290,573,068	(125,169,906)	(125,872)	165,277,290

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

Per share cash dividends paid were $1.86 in 2005, $1.79 in 2004 and $1.73 in 2003.

15. Accumulated Other Comprehensive Loss

(Millions)	Unrealized Currency Translation Adjustment	Minimum Pension Liability Adjustment	Unrealized Gain (Loss) on Marketable Securities	Unrealized Gain (Loss) on Derivatives	Accumulated Other Comprehensive Loss
Balance,
Jan. 1, 2003	$(340)	$(775)	$5	$9	$(1,101)
Net change	328	147	(3)	(13)	459
Balance,
Dec. 31, 2003	(12)	(628)	2	(4)	(642)
Net change	180	33	(3)	(3)	207
Balance,
Dec. 31, 2004	168	(595)	(1)	(7)	(435)
Net change	(215)	(173)	1	3	(384)
Balance,
Dec. 31, 2005	$(47)	$(768)	$—	$(4)	$(819)

Unrealized currency translation adjustments exclude income tax expense (benefit) given that the earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time. The tax benefit (cost) related to changes in the minimum pension liability for the years ended Dec. 31, 2005, 2004 and 2003 was $107 million, $(21) million and $(69) million, respectively. The

51  |  2005 PPG ANNUAL REPORT AND FORM 10-K

Notes to the Financial Statements

cumulative tax benefit related to the minimum pension liability at Dec. 31, 2005 and 2004 was $459 million and $352 million, respectively. The tax (cost) benefit related to the change in the unrealized gain (loss) on marketable securities for the years ended Dec. 31, 2005, 2004 and 2003 was $(0.4) million, $2 million and $2 million, respectively. The tax (cost) benefit related to change in the unrealized gain (loss) on derivatives for the years ended Dec. 31, 2005, 2004 and 2003 was $(2) million, $2 million and $8 million, respectively.

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

Compensation expense (benefit) related to the ESOP for 2005, 2004 and 2003 totaled $17 million, $11 million and $(0.3) million, respectively. Cash contributions to the ESOP for 2005, 2004 and 2003 totaled $19 million, $13 million and $3 million, respectively. The increase in compensation expense and cash contributions to the ESOP in 2005 was due principally to the increase in the Company’s matching percentage and the decrease in the annual debt service. Interest expense totaled $3 million for 2005, 2004 and 2003, respectively. The tax deductible dividends on PPG shares held by the ESOP were $34 million, $36 million and $39 million for 2005, 2004 and 2003, respectively.

Shares held by the ESOP as of Dec. 31, 2005 and 2004, are as follows:

	2005		2004
	Old Shares	New Shares	Old Shares	New Shares
Allocated shares	12,407,060	3,848,574	11,996,386	3,841,734

Unreleased shares	993,274	125,872	1,403,948	132,712

Total	13,400,334	3,974,446	13,400,334	3,974,446

The fair value of unreleased new ESOP shares was $7 million as of Dec. 31, 2005, and $9 million as of Dec. 31, 2004. The average cost of the unreleased old ESOP shares was $21 per share.

17. Other Earnings

(Millions)	2005	2004	2003
Interest income	$13	$12	$10

Royalty income	38	40	29

Share of net earnings (loss) of equity affiliates (See Note 5)	14	21	(4)

Other	47	58	68

Total	$112	$131	$103

18. Stock-Based Compensation

The Company’s long-term incentive program includes stock options and annual grants of contingent shares that are earned based on total shareholder return. Beginning in 2005, restricted stock units (“RSUs”) were added to the long-term incentive program. RSUs were granted in 2005 and the number of stock options granted was reduced. In addition, the Company has an incentive compensation plan and a management award plan that pay performance based bonuses to certain members of management. Amounts paid under the Company’s incentive compensation and management award plans may be paid partially in PPG common stock. Total compensation cost recognized as expense related to the long-term incentive program and the incentive compensation and management award plans was $75 million, $89 million, and $60 million in 2005, 2004 and 2003, respectively.

PPG has two stock option plans, the PPG Industries, Inc. Stock Plan (“PPG Stock Plan”) and the PPG Industries, Inc. Challenge 2000 Stock Plan (“PPG Challenge 2000 Stock Plan”). Prior to Jan. 1, 2004, PPG applied APB Opinion No. 25 in accounting for stock options. Effective Jan. 1, 2004, PPG adopted the fair value method of recording compensation associated with stock options in accordance with SFAS No. 123 for stock options awarded to employees after the date of adoption and for previously issued stock options that were not vested as of Jan. 1, 2004 using the modified prospective transition method. The adoption increased “Selling, general and administrative” expense by $20 million ($13 million after tax, or $0.07 a share) for the year ended Dec. 31, 2004. Additionally, as required under the modified prospective method, PPG has recorded a deferred tax asset of $8 million and a corresponding increase to additional paid-in capital equal to the deferred tax benefit that would have been recognized had compensation expense been recorded for options outstanding at the date of adoption but not fully vested. Effective Jan. 1, 2004, the vesting period for stock options granted after that date under the PPG Stock Plan was increased from one year to three years. Upon exercise of a stock option, shares of Company stock are issued from treasury stock. The PPG Stock Plan includes a restored options provision for options granted prior to Jan. 1, 2003 that allows an optionee to exercise options and satisfy the option price by certifying ownership of mature shares of PPG common stock with equivalent market value. Shares having a market value equal to the optionee’s stock option gain are issued. Under this provision, the optionee is granted a restored option to purchase shares equal to the number of shares as to which ownership was certified plus the number of shares withheld to satisfy taxes due on the stock option gain.

Under the PPG Stock Plan, certain employees of the Company have been granted options to purchase shares of common stock at prices equal to the fair market value of

52  |  2005 PPG ANNUAL REPORT AND FORM 10-K

Notes to the Financial Statements

the shares on the date the options were granted. The options are generally exercisable beginning from six to 48 months after being granted and have a maximum term of 10 years. Shares available for future grants under this plan were 9,557,678 and 10,214,750 as of Dec. 31, 2005 and 2004, respectively.

On July 1, 1998, the Company granted to substantially all active employees of the Company and its majority owned subsidiaries the option to purchase 100 shares of common stock at its then fair market value of $70 per share under the PPG Challenge 2000 Stock Plan. The options became exercisable on July 1, 2003 and expire on June 30, 2008.

In accordance with APB No. 25, no compensation cost for the PPG Stock Plan and PPG Challenge 2000 Stock Plan had been recognized in the accompanying financial statements for the year ended Dec. 31, 2003. Had compensation cost for these PPG stock option plans been determined based upon the estimated fair value at the grant date consistent with the methodology prescribed in SFAS No. 123, net income, earnings per common share and earnings per common share – assuming dilution for 2003 would have been as follows:

(Millions, except per share amounts)	2003
Net income
Reported net income	$494

Impact of expensing stock options	(18)

Pro forma net income	$476

Earnings per common share
Reported earnings	$2.91

Impact of expensing stock options	(0.11)

Pro forma earnings per common share	$2.80

Earnings per common share – assuming dilution
Reported earnings	$2.89

Impact of expensing stock options	(0.11)

Pro forma earnings per common share – assuming dilution	$2.78

The fair value of stock options issued to employees is measured on the date of grant and, beginning Jan. 1, 2004, is recognized over the vesting period. PPG estimates the fair value of stock options using the Black-Scholes option pricing model with the following weighted average assumptions:

	2005	2004	2003
Risk-free interest rate	3.8%	3.2%	3.0%

Expected life of option in years	4.3	4.6	4.8

Expected dividend yield	3.1%	3.2%	3.0%

Expected volatility	26.3%	30.5%	32.0%

The weighted average fair value of options granted was $12.57 per share in 2005, $13.26 per share in 2004 and $11.57 per share in 2003.

The following table summarizes stock option activity under all plans for the three years ended Dec. 31, 2005:

Stock option activity	Number of shares subject to options	Weighted average exercise price per share
Outstanding, Jan. 1, 2003	14,805,785	$57.25

Granted	2,525,637	49.33

Exercised	(1,810,489)	49.06

Terminated	(831,970)	60.65

Outstanding, Dec. 31, 2003	14,688,963	56.71

Granted	2,792,387	59.74

Exercised	(3,312,822)	52.27

Terminated	(444,414)	64.61

Outstanding, Dec. 31, 2004	13,724,114	58.14

Granted	1,505,015	69.41

Exercised	(3,253,187)	56.21

Terminated	(237,924)	68.42

Outstanding, Dec. 31, 2005	11,738,018	$59.91

The following table summarizes information about stock options outstanding and exercisable as of Dec. 31, 2005:

	Options outstanding			Options exercisable
Range of exercise price per share	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share
$42.87-$49.99	1,721,437	6.44	$48.07	1,721,437	$48.07

$50.00-$59.99	4,730,989	5.45	$55.42	4,720,919	$55.42

$60.00-$76.31	5,285,592	3.59	$67.79	4,416,755	$67.33

	11,738,018	4.76	$59.91	10,859,111	$59.10

As of Dec. 31, 2004, options were exercisable for 11.4 million shares at a weighted average exercise price of $57.84 per common share. The corresponding amounts as of Dec. 31, 2003, were 12.2 million and $58.20 per common share, respectively.

Beginning in 2005, comparable long-term incentive value has been delivered to selected key management employees by reducing reliance on stock options and incorporating RSUs, which have either time or performance-based vesting features. Time-based RSUs vest over the three year period following the date of grant, unless forfeited. Performance-based RSUs vest based on achieving specific performance targets for earnings per share growth and cash flow return on capital over a three-year period. Unless forfeited, the performance-based RSUs will be paid out in shares of Company stock at the end of the three-year vesting period if PPG meets the performance targets. If the designated performance targets are not met, no payout will be made on the performance-based RSUs. The fair value of an RSU is equal to the market value of a share of stock on the date of grant. During 2005, the company granted 220,650 performance and 47,185 time-based vesting RSUs with a grant date fair

53  |  2005 PPG ANNUAL REPORT AND FORM 10-K

Notes to the Financial Statements

value of $71.51 which is equal to the weighted average fair value of a share of stock on the dates of grant. The actual award for performance-based vesting may range from 0% to 150% of the original grant.

Contingent share grants are made for three-year plan periods and are paid out at the end of the period if the company achieves target performance. Performance is measured by determining the percentile rank of the total shareholder return of PPG Common Stock (stock price plus accumulated dividends) in relation to the total stockholder return of companies comprising the S&P Materials Sector Index. Compensation expense will be recognized over the three-year award period based on the Company’s percentile rank of total shareholder return and estimates of the value of compensation to be earned during the award period. Based on the performance of the Company, the payout may range from 0% if the target is not met to 220% if target performance is exceeded. Contingent share awards earn dividend equivalents during the three-year award period, which are credited in the form of Common Stock Equivalents. Any payments made at the end of the award period may be in the form of stock, cash or a combination of both.

19. Advertising Costs

Advertising costs are expensed as incurred and totaled $105 million, $91 million and $81 million in 2005, 2004 and 2003, respectively.

20. Research and Development

(Millions)	2005	2004	2003
Research and development – total	$325	$321	$306

Less depreciation on research facilities	16	18	16

Research and development – net	$309	$303	$290

21. Quarterly Financial Information (unaudited)

	Net Sales (Millions)	Gross Profit (Millions)	Net Income (Millions)	Earnings Per Common Share	Earnings Per Common Share – Assuming Dilution
2005 quarter ended

March 31	$2,493	$935	$95	$.55	$.55

June 30	2,656	1,006	231	1.35	1.34

September 30	2,547	933	157.93		.92

December 31	2,505	854	113.68		.68

Total	$10,201	$3,728	$596	$3.51	$3.49

2004 quarter ended

March 31(1)	$2,264	$826	$119	$.69	$.69

June 30(1)	2,429	910	187	1.09	1.08

September 30	2,409	893	194	1.13	1.12

December 31	2,411	885	183	1.07	1.06

Total	$9,513	$3,514	$683	$3.98	$3.95

(1)	In the third quarter 2004, a decision was made to take the subsidy available under the Medicare Act (see Note 12). The benefit of this decision was applied retroactively to Jan. 1, 2004. As a result, the first and second quarter 2004 amounts of net income and earnings per share have been increased by $4 million and $0.02 per share, respectively, from the amounts previously reported.

22. Business Segment Information

Segment Organization and Products

PPG is a multinational manufacturer with three reportable segments: coatings, glass and chemicals. The Company’s segments are organized based on differences in products. The glass and fiber glass operations have been aggregated into a single reportable segment. The coatings segment primarily supplies a variety of protective and decorative coatings and finishes along with adhesives, sealants and metal pretreatment products for aerospace, industrial, packaging, architectural, automotive original equipment and aftermarket refinish applications. The glass segment primarily supplies flat glass, fabricated glass and continuous-strand fiber glass for commercial and residential construction, automotive original and replacement markets and industrial applications. The chemicals segment primarily supplies chlor-alkali and specialty chemicals products. The primary chlor-alkali products are chlorine, caustic soda, vinyl chloride monomer, chlorinated solvents, chlorinated benzenes, calcium hypochlorite and phosgene derivatives. The primary specialty chemicals products are Transitions® lenses, optical materials, amorphous precipitated silica products and fine chemicals. Transitions® lenses are manufactured and distributed by PPG’s 51%-owned joint venture with Essilor International. Production facilities and markets for the coatings, glass and chemicals segments are predominantly in North America and Europe. Our businesses are also pursuing opportunities to further develop markets in Asia, Eastern Europe and South America. Each of the businesses in which PPG is engaged is highly competitive. However, the diversification of product lines and worldwide markets served tends to minimize the impact on PPG’s total sales and earnings of changes in demand for a particular product line or in a particular geographic area.

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

54  |  2005 PPG ANNUAL REPORT AND FORM 10-K

Notes to the Financial Statements

(Millions) Segments	Coatings(1)	Glass(2)	Chemicals(3)	Corporate(4)	Consolidated Totals
2005
Net sales to external customers	$5,566	$2,237	$2,398	$—	$10,201

Intersegment net sales	3	1	7	(11)	—

Total net sales	$5,569	$2,238	$2,405	$(11)	$10,201

Operating income (loss)	$609	$56	$451	$(51)	$1,065

Asbestos settlement – net (see Note 13)					(22)

Interest – net					(68)

Compensation cost associated with stock options (See Note 18)					(28)

Income before income taxes, minority interest and cumulative effect of accounting change					$947

Depreciation and amortization (See Note 1)	$158	$110	$83	$21	$372

Share of net earnings (loss) of equity affiliates	$9	$13	$(8)	$—	$14

Segment assets(5)	$4,537	$1,633	$1,085	$1,426	$8,681

Investments in equity affiliates	$39	$117	$6	$15	$177

Expenditures for long-lived assets	$135	$97	$86	$13	$331

2004
Net sales to external customers	$5,275	$2,204	$2,034	$—	$9,513

Intersegment net sales	1	1	14	(16)	—

Total net sales	$5,276	$2,205	$2,048	$(16)	$9,513

Operating income (loss)	$777	$169	$291	$(44)	$1,193

Asbestos settlement – net (see Note 13)					(32)

Interest – net					(78)

Compensation cost associated with stock options (See Note 18)					(20)

Income before income taxes, minority interest and cumulative effect of accounting change					$1,063

Depreciation and amortization (See Note 1)	$162	$121	$84	$21	$388

Share of net earnings (loss) of equity affiliates	$4	$23	$(6)	$—	$21

Segment assets(5)	$4,587	$1,569	$1,133	$1,643	$8,932

Investments in equity affiliates	$30	$124	$2	$15	$171

Expenditures for long-lived assets	$128	$79	$64	$15	$286

2003
Net sales to external customers	$4,835	$2,150	$1,771	$—	$8,756

Intersegment net sales	1	1	11	(13)	—

Total net sales	$4,836	$2,151	$1,782	$(13)	$8,756

Operating income (loss)(6)	$719	$71	$228	$(40)	$978

Asbestos settlement – net (See Note 13)					(38)

Interest – net					(97)

Income before income taxes, minority interest and cumulative effect of accounting change					$843

Depreciation and amortization (See Note 1)	$155	$125	$93	$21	$394

Share of net earnings (loss) of equity affiliates	$1	$(1)	$(4)	$—	$(4)

Segment assets(5)	$4,385	$1,583	$1,065	$1,391	$8,424

Investments in equity affiliates	$23	$108	$8	$15	$154

Expenditures for long-lived assets	$79	$71	$48	$7	$205

(continued on next page)

55  |  2005 PPG ANNUAL REPORT AND FORM 10-K

Notes to the Financial Statements

(continued)

(Millions)
Geographic Information	2005	2004	2003

Net sales(7)
United States	$6,562	$6,029	$5,587

Europe	2,090	2,050	1,879

Other	1,549	1,434	1,290

Total	$10,201	$9,513	$8,756

Operating income
United States(8)	$769	$847	$668

Europe(9)	195	210	226

Other	152	180	124

Total	$1,116	$1,237	$1,018

Interest – net	(68)	(78)	(97)

Asbestos settlement – net (See Note 13)	(22)	(32)	(38)

Compensation cost associated with stock options (See Note 18)	(28)	(20)	—

Other unallocated corporate expense – net	(51)	(44)	(40)

Income before income taxes, minority interest and cumulative effect of accounting change	$947	$1,063	$843

Long-lived assets(10)
United States	$2,438	$2,512	$2,645

Europe	1,075	1,263	1,203

Other	629	717	657

Total	$4,142	$4,492	$4,505

Identifiable assets
United States(11)	$5,422	$5,399	$5,158

Europe	1,878	2,145	2,032

Other	1,381	1,388	1,234

Total	$8,681	$8,932	$8,424

(1)	Coatings segment operating income includes pretax charges of $132 million related to the Marvin legal settlement net of insurance in 2005 and $2 million for restructuring and other related activities in 2003.
(2)	Glass segment operating income includes pretax charges of $61 million for the federal glass class action antitrust settlement in 2005 and $2 million for restructuring and other related activities in 2003.
(3)	Chemicals segment operating income includes pretax charges of $34 million due to direct costs of hurricanes and $27 million for the fine chemicals asset impairment in 2005.
(4)	Corporate intersegment net sales represent intersegment net sales eliminations. Corporate income (loss) represents unallocated corporate income and expenses.
(5)	Segment assets are the total assets used in the operation of each segment. Corporate assets are principally cash and cash equivalents and deferred tax assets.
(6)	Prior to 2004, the pension and other postretirement benefit costs for U.S. salaried retirees were allocated to businesses based on their active U.S. salaried payroll dollars. In 2004, the Company revised its allocation method to more appropriately reflect these costs by business based on the salaried retiree’s work location at retirement. For comparative purposes, segment operating income for 2003 in the above table has been revised to reflect this change in allocation method, which resulted in an increase in our coatings segment operating income of approximately $12 million, a reduction in our chemicals segment operating income of approximately $4 million and an increase in other unallocated corporate expense – net of approximately $8 million.
(7)	Net sales to external customers are attributed to individual countries based upon the location of the operating unit shipping the product.
(8)	Includes pretax charges of $132 million related to Marvin legal settlement net of insurance, $61 million for federal glass class action antitrust settlement, $34 million due to direct costs of hurricanes and $24 million for the fine chemicals asset impairment in 2005. Includes pretax charges of $2 million for restructuring and other related activities in 2003.
(9)	Includes pretax charges of $3 million for the fine chemicals asset impairment in 2005 and $2 million for restructuring and other related activities in 2003.
(10)	Long-lived assets include property, goodwill and identifiable intangible assets, net of accumulated depreciation and amortization, and other assets except for non-current trade and notes receivable and deferred tax assets.
(11)	Includes corporate assets which are principally cash and cash equivalents and deferred tax assets.

56  |  2005 PPG ANNUAL REPORT AND FORM 10-K

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

See Management Report on page 29 for management’s annual report on internal control over financial reporting. See Report of Independent Registered Public Accounting Firm on page 28 for Deloitte & Touche LLP’s attestation report on management’s assessment of internal control over financial reporting.

Item 9b. Other Information

On Feb. 15, 2006, the Officers-Directors Compensation Committee of the Company’s Board of Directors approved and adopted certain administrative and other technical amendments to the PPG Industries, Inc. Incentive Compensation and Deferred Income Plan for Key Employees, the PPG Industries, Inc. Deferred Compensation Plan and the PPG Industries, Inc. Deferred Compensation Plan for Directors, the primary purpose of which was to conform these plans to the requirements of Section 409A of the Internal Revenue Code as recently enacted. Each of the foregoing plans are filed as Exhibits to this Form 10-K and are incorporated herein by reference in their entirety.

Part III

Item 10. Directors and Executive Officers of the Registrant

The information required by Item 10 and not otherwise set forth below is contained under the caption “Election of Directors” in our definitive Proxy Statement for our 2006 Annual Meeting of Shareholders (the “Proxy Statement”) which we anticipate filing with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the Company’s fiscal year, and is incorporated herein by reference.

The executive officers of the Company are elected by the Board of Directors. The business experience during the past five years of each Executive Officer as required by Item 10 is set forth below.

Name	Age	Title
Charles E. Bunch (a)	56	Chairman of the Board and Chief Executive Officer since July 2005
James C. Diggs	57	Senior Vice President and General Counsel since July 1997 and Secretary since September 2004
William H. Hernandez	57	Senior Vice President, Finance since January 1995
J. Rich Alexander (b)	50	Senior Vice President, Coatings since May 2005
Garry A. Goudy (c)	58	Senior Vice President, Automotive Aftermarket since May 2005
Victoria M. Holt (d)	48	Senior Vice President, Glass and Fiber Glass since May 2005
Kevin F. Sullivan (e)	54	Senior Vice President, Chemicals since May 2005
William A. Wulfsohn (f)	43	Senior Vice President, Coatings and Managing Director, PPG Europe since May 2005
(a)	Prior to his present position, Mr. Bunch held the positions of President and Chief Operating Officer and Executive Vice President, Coatings.
(b)	Prior to his present position, Mr. Alexander held the positions of Vice President, Industrial Coatings and Global General Manager, General Industrial Coatings.
(c)	Prior to his present position, Mr. Goudy held the positions of Vice President, Automotive Aftermarket, Vice President, Automotive Refinish Coatings and Vice President, Automotive Replacement Glass.
(d)	Prior to her present position, Ms. Holt held the position of Vice President, Fiber Glass. Prior to joining PPG, she held executive positions at Solutia Inc.
(e)	Prior to his present position, Mr. Sullivan held the positions of Vice President, Chemicals and Vice President, Fiber Glass.
(f)	Prior to his present position, Mr. Wulfsohn held the position of Vice President, Coatings, Europe, and Managing Director, PPG Europe. Prior to joining PPG, he held executive positions at Honeywell International Inc.

The information required by Item 405 of Regulation S-K is included in the Proxy Statement under the caption “Miscellaneous – Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

57  |  2005 PPG ANNUAL REPORT AND FORM 10-K

The Board of Directors has determined that four members of the Audit Committee, including the Chair of the Audit Committee, Michele J. Hooper, are “audit committee financial experts” within the meaning of Item 401(h) of Regulation S-K. Each member of the Audit Committee is “independent” as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Since 1988, the Company has maintained a Global Code of Ethics applicable to all our employees. The Company has also adopted a Code of Ethics for Senior Financial Officers that is applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our Global Code of Ethics and our Code of Ethics for Senior Financial Officers, as well as the Company’s Corporate Governance Guidelines and the committee charters for each of the committees of the Board of Directors, can be obtained from our Internet Web site at www.ppg.com and will be made available to any shareholder upon request. The Company intends to disclose any waivers from, or amendments to, the Code of Ethics for Senior Financial Officers by posting a description of such waiver or amendment on our Internet Web site. However, the Company has never granted a waiver from either the Global Code of Ethics or the Code of Ethics for Senior Financial Officers.

Item 11. Executive Compensation

The information required by Item 11 is contained in the Proxy Statement under the captions “Compensation of Executive Officers” and “Election of Directors – Compensation of Directors” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is contained in the Proxy Statement under the captions “Voting Securities” and “Equity Compensation Plan Information” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information required by Item 13 is contained in the Proxy Statement under the caption “Election of Directors – Other Transactions” and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 is contained in the Proxy Statement under the caption “Auditors” and is incorporated herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements and Reports of Independent Registered Public Accounting Firm (see Part II, Item 8 of this Form 10-K).

The following information is filed as part of this Form 10-K:

(b)	Financial Statement Schedule for years ended December 31, 2005, 2004 and 2003.

The following should be read in conjunction with the previously referenced financial statements:

Schedule II – Valuation and Qualifying Accounts

For the Years Ended December 31, 2005, 2004 and 2003

(Millions)	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions(1)	Balance at End of Year
Allowance for doubtful accounts:
2005	$39	$24	$(24)	$39

2004	$45	$9	$(15)	$39

2003	$48	$13	$(16)	$45

(1)	Notes and accounts receivable written off as uncollectible, net of recoveries, and changes attributable to foreign currency translation.

All other schedules are omitted because they are not applicable.

58  |  2005 PPG ANNUAL REPORT AND FORM 10-K

(c)	Exhibits. The following exhibits are filed as a part of, or incorporated by reference into, this Form 10-K.
3	PPG Industries, Inc. Restated Articles of Incorporation, as amended, were filed as Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1995.
3.1	Statement with Respect to Shares, amending the Restated Articles of Incorporation effective April 21, 1998, was filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the period ended Dec. 31, 1998.
3.2	PPG Industries, Inc. Bylaws, as amended on Dec. 11, 2003, were filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the period ended Dec. 31, 2003.
4	Rights Agreement, dated as of Feb. 19, 1998, was filed as Exhibit 4 to the Registrant’s Current Report on Form 8-K dated Feb. 19, 1998.
4.1	Indenture, dated as of Aug. 1, 1982, was filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated Jan. 16, 1998.
4.2	First Supplemental Indenture, dated as of April 1, 1986, was filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated Jan. 16, 1998.
4.3	Second Supplemental Indenture, dated as of Oct. 1, 1989, was filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated Jan. 16, 1998.
4.4	Third Supplemental Indenture, dated as of Nov. 1, 1995, was filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated Jan. 16, 1998.
4.5	Indenture, dated as of June 24, 2005, was filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 20, 2005.
*10	PPG Industries, Inc. Nonqualified Retirement Plan dated as of Jan. 1, 1989, as amended Feb. 21, 2002, was filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the period ended Dec. 31, 2001.
*10.1	PPG Industries, Inc. Supplemental Executive Retirement Plan II, as amended, was filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended Sept. 30, 1995.
*10.2	Form of Change in Control Employment Agreement was filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the period ended Sept. 30, 1995.
*10.3	PPG Industries, Inc. Directors’ Common Stock Plan, as amended Feb. 20, 2002, was filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003.
†*10.4	PPG Industries, Inc. Deferred Compensation Plan for Directors, as amended Feb. 15, 2006.
†*10.5	PPG Industries, Inc. Deferred Compensation Plan, as amended Feb. 15, 2006.
*10.6	PPG Industries, Inc. Executive Officers’ Long Term Incentive Plan was filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated Feb. 16, 2005.
*10.7	PPG Industries, Inc. Long Term Incentive Plan for Key Employees was filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated Feb. 16, 2005.
*10.8	Form of TSR Share Award Agreement was filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated Feb. 16, 2005.
*10.9	Form of Restricted Stock Unit Award Agreement was filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated Feb. 15, 2005.
*10.10	PPG Industries, Inc. Executive Officers’ Annual Incentive Compensation Plan, as amended effective Feb. 18, 2004, was filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the period ended Dec. 31, 2003.
†*10.11	PPG Industries, Inc. Incentive Compensation and Deferred Income Plan for Key Employees, as amended Feb. 15, 2006.
*10.12	PPG Industries, Inc. Management Award and Deferred Income Plan was filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the period ended Dec. 31, 2002.
*10.13	PPG Industries, Inc. Stock Plan, dated as of April 17, 1997, as amended July 20, 2005, was filed as Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the period ended Sept. 30, 2005.
*10.14	Form of Non-Qualified Option Agreement was filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated Feb. 15, 2005.
*10.15	Form of Non-Qualified Option Agreement for Directors was filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated Feb. 15, 2005.
†*10.16	Summary of Non-Employee Director Compensation and Benefits.
*10.17	PPG Industries, Inc. Challenge 2000 Stock Plan was filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003.
†12	Computation of Ratio of Earnings to Fixed Charges for the Five Years Ended December 31, 2005.
†21	Subsidiaries of the Registrant.
†23	Consent of Independent Registered Public Accounting Firm.
†24	Powers of Attorney.
†31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†99.1	Market Information, Dividends and Holders of Common Stock.
†99.2	Selected Financial Data for the Five Years Ended December 31, 2005.

† Filed herewith.

*	Management contracts, compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 601 of Regulation S-K.

59  |  2005 PPG ANNUAL REPORT AND FORM 10-K

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 16, 2006.

PPG INDUSTRIES, INC. (Registrant)

By	/s/ William H. Hernandez
W. H. Hernandez, Senior Vice President, Finance

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on February 16, 2006.

Signature.	Capacity

/s/ Charles E. Bunch C. E. Bunch	Director, Chairman of the Board and Chief Executive Officer

/s/ William H. Hernandez W. H. Hernandez	Senior Vice President, Finance (Principal Financial and Accounting Officer)

J.G. Berges	Director	) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) )
E. B. Davis, Jr.	Director
H. Grant	Director
V. F. Haynes	Director
M. J. Hooper	Director		/s/ William H. Hernandez By W. H. Hernandez, Attorney-in-Fact
R. Mehrabian	Director
R. Ripp	Director
T. J. Usher	Director
D. R. Whitwam	Director

60  |  2005 PPG ANNUAL REPORT AND FORM 10-K

PPG Industries Inc. and Consolidated Subsidiaries

Index to Exhibits

Exhibits

3	PPG Industries, Inc. Restated Articles of Incorporation, as amended, were filed as Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1995.

3.1	Statement with Respect to Shares, amending the Restated Articles of Incorporation effective April 21, 1998, was filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the period ended Dec. 31, 1998.

3.2	PPG Industries, Inc. Bylaws, as amended on Dec. 11, 2003, were filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the period ended Dec. 31, 2003.

4	Rights Agreement, dated as of Feb. 19, 1998, was filed as Exhibit 4 to the Registrant’s Current Report on Form 8-K dated Feb. 19, 1998.

4.1	Indenture, dated as of Aug. 1, 1982, was filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated Jan. 16, 1998.

4.2	First Supplemental Indenture, dated as of April 1, 1986, was filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated Jan. 16, 1998.

4.3	Second Supplemental Indenture, dated as of Oct. 1, 1989, was filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated Jan. 16, 1998.

4.4	Third Supplemental Indenture, dated as of Nov. 1, 1995, was filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated Jan. 16, 1998.

4.5	Indenture, dated as of June 24, 2005, was filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 20, 2005.

*10	PPG Industries, Inc. Nonqualified Retirement Plan dated as of Jan. 1, 1989, as amended Feb. 21, 2002, was filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the period ended Dec. 31, 2001.

*10.1	PPG Industries, Inc. Supplemental Executive Retirement Plan II, as amended, was filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended Sept. 30, 1995.

*10.2	Form of Change in Control Employment Agreement was filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the period ended Sept. 30, 1995.

*10.3	PPG Industries, Inc. Directors’ Common Stock Plan, as amended Feb. 20, 2002, was filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003.

†*10.4	PPG Industries, Inc. Deferred Compensation Plan for Directors, as amended Feb. 15, 2006.

†*10.5	PPG Industries, Inc. Deferred Compensation Plan, as amended Feb. 15, 2006.

*10.6	PPG Industries, Inc. Executive Officers’ Long Term Incentive Plan was filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated Feb. 16, 2005.

*10.7	PPG Industries, Inc. Long Term Incentive Plan for Key Employees was filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated Feb. 16, 2005.

*10.8	Form of TSR Share Award Agreement was filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated Feb. 16, 2005.

*10.9	Form of Restricted Stock Unit Award Agreement was filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated Feb. 15, 2005.

*10.10	PPG Industries, Inc. Executive Officers’ Annual Incentive Compensation Plan, as amended effective Feb. 18, 2004, was filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the period ended Dec. 31, 2003.

†*10.11	PPG Industries, Inc. Incentive Compensation and Deferred Income Plan for Key Employees, as amended Feb. 15, 2006.

*10.12	PPG Industries, Inc. Management Award and Deferred Income Plan was filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the period ended Dec. 31, 2002.

*10.13	PPG Industries, Inc. Stock Plan, dated as of April 17, 1997, as amended July 20, 2005, was filed as Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the period ended Sept. 30, 2005.

*10.14	Form of Non-Qualified Option Agreement was filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated Feb. 15, 2005.

*10.15	Form of Non-Qualified Option Agreement for Directors was filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated Feb. 15, 2005.

†*10.16	Summary of Non-Employee Director Compensation and Benefits.

*10.17	PPG Industries, Inc. Challenge 2000 Stock Plan was filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003.

†12	Computation of Ratio of Earnings to Fixed Charges for the Five Years Ended December 31, 2005.

†21	Subsidiaries of the Registrant.

†23	Consent of Independent Registered Public Accounting Firm.

†24	Powers of Attorney.

†31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†99.1	Market Information, Dividends and Holders of Common Stock.

†99.2	Selected Financial Data for the Five Years Ended December 31, 2005.

†	Filed herewith.

*	Management contracts, compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 601 of Regulation S-K.