Form 10-Q
period 2006-03-31
PPG INDUSTRIES INC
filed 2006-05-10
CIK 79879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2006, 165,631,663 shares of the Registrant’s common stock, par value $1.66 2/3 per share, were outstanding.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Income (Unaudited)

(Millions, except per share amounts)

	Three Months Ended March 31
	2006	2005
Net sales	$2,638	$2,493
Cost of sales	1,691	1,558

Gross profit	947	935

Other expenses (earnings):
Selling, general and administrative	460	450
Depreciation	82	87
Research and development	75	77
Interest	20	21
Amortization (Note 7)	9	8
Asbestos settlement – net (Note 15)	9	9
Business restructuring (Note 5)	35	—
Other (earnings) charges – net (Note 15)	(12)	138

Total other expenses – net	678	790

Income before income taxes and minority interest	269	145

Income tax expense	66	34

Minority interest	19	16

Net income	$184	$95

Earnings per common share (Note 3)	$1.11	$0.55

Earnings per common share - assuming dilution (Note 3)	$1.11	$0.55

Dividends per common share	$0.47	$0.45

The accompanying notes to the condensed consolidated financial statements are an integral part of this consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheet (Unaudited)

	March 31 2006	Dec. 31 2005
	(Millions)
Assets
Current assets:
Cash and cash equivalents	$416	$466
Receivables-net	2,038	1,871
Inventories (Note 6)	1,195	1,119
Other	525	563

Total current assets	4,174	4,019

Property (less accumulated depreciation of $5,582 million and $5,498 million)	2,283	2,304
Investments	351	311
Goodwill (Note 7)	1,177	1,166
Identifiable intangible assets (Note 7)	488	488
Other assets	445	393

Total	$8,918	$8,681

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt and current portion of long-term debt	$86	$101
Asbestos settlement (Note 15)	480	472
Accounts payable and accrued liabilities	1,778	1,776

Total current liabilities	2,344	2,349

Long-term debt	1,174	1,169
Asbestos settlement (Note 15)	391	385
Deferred income taxes	92	90
Other postretirement benefits	594	587
Other liabilities	982	940

Total liabilities	5,577	5,520

Commitments and contingent liabilities (Note 15)
Minority interest	127	108

Shareholders’ equity:
Common stock	484	484
Additional paid-in capital	362	352
Retained earnings	7,163	7,057
Treasury stock	(3,977)	(3,984)
Unearned compensation	(32)	(37)
Accumulated other comprehensive loss (Note 10)	(786)	(819)

Total shareholders’ equity	3,214	3,053

Total	$8,918	$8,681

The accompanying notes to the condensed consolidated financial statements are an integral part of this consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows (Unaudited)

	Three Months Ended March 31
	2006	2005
	(Millions)
Cash from operating activities	$35	$140

Investing activities:
Purchases of short-term investments	(101)	(1,282)
Proceeds from sales of short-term investments	101	1,294
Release of deposits held in escrow	67	—
Capital spending
Additions to property and long-term investments	(79)	(69)
Business acquisitions, net of cash balances acquired	(17)	—
Reductions of other property and investments	22	11

Cash used for investing activities	(7)	(46)

Financing activities:
Net change in borrowings with maturities of three months or less	(17)	(3)
Proceeds from other short-term debt	41	22
Repayment of other short-term debt	(33)	(14)
Repayment of long-term debt	(8)	(45)
Repayment of loans by employee stock ownership plan	5	5
Purchase of treasury stock	—	(110)
Issuance of treasury stock	8	123
Dividends paid	(78)	(78)

Cash used for financing activities	(82)	(100)

Effect of currency exchange rate changes on cash and cash equivalents	4	(13)

Net decrease in cash and cash equivalents	(50)	(19)

Cash and cash equivalents, beginning of period	466	659

Cash and cash equivalents, end of period	$416	$640

The accompanying notes to the condensed consolidated financial statements are an integral part of this consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Financial Statements

The condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position of PPG Industries, Inc. and subsidiaries (the “Company” or “PPG”) as of March 31, 2006, and the results of their operations and their cash flows for the three months ended March 31, 2006 and 2005. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in PPG’s Annual Report on Form 10-K for the year ended December 31, 2005.

The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

2. Newly Adopted Accounting Standards

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” SFAS No. 151 requires the exclusion of certain costs from inventories and the allocation of fixed production overheads to inventories to be based on the normal capacity of the production facilities. The provisions of this Statement are effective for costs incurred after December 31, 2005. Effective January 1, 2006, PPG adopted the provisions of SFAS No. 151. Our adoption of this standard did not have a material effect on PPG’s consolidated results of operations, financial position or liquidity.

In December 2004, the FASB issued a revision to SFAS No. 123, “Share-Based Payment,” (“SFAS No. 123R”) which now requires that all stock-based compensation awards be expensed based on their fair value. PPG began expensing stock options effective January 1, 2004, and effective January 1, 2006, we adopted SFAS No. 123R using the modified prospective application transition method. Because the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, and SFAS No. 123R are materially consistent as they relate to our equity plans, the adoption of SFAS No. 123R did not have a material impact on PPG’s consolidated results of operations, financial position or liquidity. Prior to our adoption of SFAS No. 123R, the benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS No. 123R requires such excess tax benefits to be reported as a financing cash inflow. The adoption of SFAS No. 123R did not have a material impact on PPG’s operating or financing cash flows in the first quarter of 2006. See Note 14, “Stock-Based Compensation” for additional information.

3. Earnings Per Common Share

The following table presents the earnings per common share calculations for the three months ended March 31, 2006 and 2005.

(Millions, except per share amounts)	Three Months Ended March 31
	2006	2005
Earnings per common share
Net income	$184	$95

Weighted average common shares outstanding	165.4	172.5

Earnings per common share	$1.11	$0.55

Earnings per common share – assuming dilution
Net income	$184	$95

Weighted average common shares outstanding	165.4	172.5
Effect of dilutive securities:
Stock options	0.4	1.2
Other stock compensation plans	0.7	0.5

Potentially dilutive common shares	1.1	1.7

Adjusted weighted average common shares outstanding	166.5	174.2

Earnings per common share – assuming dilution	$1.11	$0.55

4. Acquisitions

In the first quarter 2006, the Company had several acquisitions at a cost totaling $17 million, the largest of which was the acquisition of certain assets of Independent Glass Distributors, a wholesale distributor of automotive replacement glass and related products based in Cedar Rapids, Iowa. The preliminary purchase price allocation resulted in an excess of purchase price over the fair value of net assets acquired, which has been reflected as an addition to goodwill.

During 2005, the Company made acquisitions at a cost totaling $91 million. The amount in 2005 relates primarily to four acquisitions. In the second quarter, the Company acquired the business of International Polarizer Holdings Trust, a privately held polarized film manufacturer for sun lens applications based in Marlborough, Massachusetts. In the third quarter, the Company acquired the business of Crown Coatings Industries, a privately held manufacturer of specialty wood coatings based in Singapore. In the fourth quarter, the Company acquired a network of 42 architectural coatings service centers from Iowa Paint Manufacturing. Also in the fourth quarter, the Company purchased the 30% minority interest in PPG Coatings (Hong Kong), which wholly owns a Chinese automotive and industrial coatings producer.

5. Business Restructuring

During the first quarter of 2006, the Company finalized plans for certain actions to reduce its workforce and consolidate facilities. The Company recorded a charge of $35 million for restructuring and other related activities, including severance costs of $33 million and loss on asset impairments of $2 million. Certain other actions require additional approvals that are expected to be received in the third quarter at which time an additional charge of approximately $5 million will be recorded. It is expected that these activities will be completed by December 2006.

The following table summarizes the details through March 31, 2006.

	Severance Costs	Asset Impairments	Total Charge	Employees Covered
	(Millions, except no. of employees)
Coatings	$31	$2	$33	534
Glass	2	—	2	117

Total	$33	$2	$35	651
Activity	(11)	—	(11)	(220)

Balance	$22	$2	$24	431

6. Inventories

Inventories as of March 31, 2006 and December 31, 2005 are detailed below.

	March 31 2006	Dec. 31 2005
	(Millions)
Finished products	$722	$667
Work in process	122	111
Raw materials	223	213
Supplies	128	128

Total	$1,195	$1,119

Most domestic and certain foreign inventories are valued using the last-in, first-out method. If the first-in, first-out method of inventory valuation had been used, inventories would have been $253 million and $203 million higher as of March 31, 2006 and December 31, 2005, respectively.

7. Goodwill and Other Identifiable Intangible Assets

The change in the carrying amount of goodwill attributable to each business segment for the three months ended March 31, 2006 was as follows:

	Coatings	Glass	Chemicals	Total
	(Millions)
Balance, December 31, 2005	$1,051	$84	$31	$1,166
Goodwill from acquisitions	2	1	—	3
Currency translation	6	1	1	8

Balance, March 31, 2006	$1,059	$86	$32	$1,177

The carrying amount of acquired trademarks with indefinite lives as of March 31, 2006 and December 31, 2005 totaled $144 million.

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and are detailed below.

	March 31, 2006			December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(Millions)
Acquired technology	$364	$(147)	$217	$362	$(142)	$220
Other	233	(106)	127	225	(101)	124

Balance	$597	$(253)	$344	$587	$(243)	$344

Aggregate amortization expense for the three months ended March 31, 2006 and 2005 related to these identifiable intangible assets, was $9 million and $8 million, respectively. As of March 31, 2006, estimated future amortization expense of identifiable intangible assets is as follows: $26 million for the remaining three quarters of 2006 and $35 million, $31 million, $29 million, $29 million and $27 million in 2007, 2008, 2009, 2010 and 2011, respectively.

8. Debt

In June 2005, the Company issued €300 million of 3.875% Senior Notes due 2015 (the “Euro Notes”). The proceeds from the Euro Notes were used to repay short-term commercial paper obligations incurred in June 2005 in connection with the purchase of $100 million of 6.5% notes due 2007, $159 million of 7.05% notes due 2009 and $16 million of 6.875% notes due 2012, as well as for general corporate purposes. In the second quarter of 2005, the Company recorded a pre-tax charge of approximately $19 million, ($12 million aftertax or 7 cents per share), for debt refinancing costs.

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

As of March 31, 2006, PPG held interest rate swaps that effectively convert $175 million of fixed rate notes to variable rates.

The Company had outstanding letters of credit of $124 million and guarantees of $65 million as of March 31, 2006. The Company does not believe any loss related to such guarantees is likely.

9. Pensions and Other Postretirement Benefits

The net periodic benefit costs for the three months ended March 31, 2006 and 2005 were as follows:

	Pensions		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	2006	2005	2006	2005
	(Millions)
Service cost	$19	$17	$7	$6
Interest cost	50	47	16	16
Expected return on plan assets	(58)	(56)	—	—
Amortization of prior service cost	4	5	(4)	(4)
Amortization of actuarial losses	26	19	9	9

Net periodic benefit cost	$41	$32	$28	$27

The net periodic costs for other postretirement benefits in the table above include the benefit of the subsidy under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 for all periods presented.

The funding requirements for our U.S. plans are expected to change as a result of pending legislation currently being considered by the U.S. Congress. Despite the current uncertainty concerning these funding requirements, we do not expect to have a mandatory contribution to the U.S. plans in 2006 or 2007. However, we may make voluntary contributions to our U.S. plans. We expect to make mandatory contributions to our non-U.S. plans in 2006 of approximately $20 million, of which approximately $5 million was contributed as of March 31, 2006.

10. Comprehensive Income

Total comprehensive income for the three months ended March 31, 2006 and 2005 was as follows:

	Three Months Ended March 31
	2006	2005
	(Millions)
Net income	$184	$95

Other comprehensive income (loss), net of tax:
Unrealized currency translation adjustment	31	(80)
Unrealized gains (losses) on marketable securities	2	(2)
Net change – derivatives (Note 11)	—	3

	33	(79)

Total comprehensive income	$217	$16

11. Derivative Financial Instruments

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

During the first quarter of 2006, other comprehensive income included a net loss due to derivatives of less than $1 million, net of tax. This loss was comprised of realized losses of $10 million and unrealized losses of $10 million. The realized losses related to the settlement during the period of natural gas and foreign currency contracts. The unrealized losses related primarily to the change in fair value of the natural gas contracts. These unrealized losses were partially offset by unrealized gains on foreign currency contracts and interest rate swaps owned by one of the Company’s investees accounted for under the equity method of accounting.

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

In November 2002, PPG entered into a one-year renewable equity forward arrangement with a bank in order to partially mitigate the impact of changes in the fair value of PPG stock that is to be contributed to the asbestos settlement trust as discussed in Note 15. This instrument, which has been renewed, is recorded at fair value as an asset or liability and changes in the fair value of this instrument are reflected in “Asbestos settlement – net” in the condensed consolidated statement of income. The fair value of this instrument as of March 31, 2006 and December 31, 2005 was a current asset of $15 million and $10 million, respectively. For the three months ended March 31, 2006 and 2005, PPG recorded income of $5 million and $3 million, respectively, for the change in fair value of this instrument.

12. Cash Flow Information

Cash payments for interest were $14 million and $17 million for the three months ended March 31, 2006 and 2005, respectively. Net cash payments for income taxes for the three months ended March 31, 2006 and 2005 were $14 million and $40 million, respectively.

13. Business Segment Information

Business segment net sales and operating income for the three months ended March 31, 2006 and 2005 were as follows:

	Three Months Ended March 31
	2006	2005
	(Millions)
Net sales:
Coatings	$1,440	$1,332
Glass	565	554
Chemicals	633	607

Total (a)	$2,638	$2,493

Operating income:
Coatings (b)	$167	$9
Glass (c)	32	41
Chemicals	128	155

Total	327	205

Interest expense – net	(17)	(17)

Asbestos settlement – net	(9)	(9)

Compensation cost associated with stock options (Note 14)	(7)	(6)

Other unallocated corporate expense – net	(25)	(28)

Income before income taxes and minority interest	$269	$145

(a)	Intersegment net sales for the first three months of 2006 and 2005 were not material.
(b)	Coatings operating income for the three months ended March 31, 2006, included pretax charges of $33 million for business restructuring, including severance costs of $31 million and loss on asset impairments of $2 million. Coatings operating income for the three months ended March 31, 2005, included a pretax charge of $150 million related to the legal settlement with Marvin Windows & Doors (“Marvin”) discussed in Note 15, “Commitments and Contingent Liabilities.”
(c)	Glass operating income for the three months ended March 31, 2006, included pretax charges of $2 million for business restructuring, consisting of severance costs.

14. Stock-Based Compensation

The Company’s stock-based compensation includes stock options, restricted stock units (“RSUs”) and annual grants of contingent shares that are earned based on total shareholder return. Total stock-based compensation cost was $8 million and $9 million for the three months ended March 31, 2006 and 2005, respectively. The total income tax benefit recognized in the income statement related to the stock-based compensation was $3 million for the three months ended March 31, 2006 and 2005.

Stock Options

PPG has outstanding stock option awards that have been granted under two stock option plans, the PPG Industries, Inc. Stock Plan (“PPG Stock Plan”) and the PPG Industries, Inc. Challenge 2000 Stock Plan (“PPG Challenge 2000 Stock Plan”). Under the PPG Stock Plan, certain employees of the Company have been granted options to purchase shares of common stock at prices equal to the fair market value of the shares on the date the options were granted. The options are generally exercisable beginning from six to 48 months after being granted and have a maximum term of 10 years. Upon exercise of a stock option, shares of Company stock are issued from treasury stock. The PPG Stock Plan includes a restored options provision for options granted prior to January 1, 2003 that allows an optionee to exercise options and satisfy the option price by certifying ownership of mature shares of PPG common stock with equivalent market value. Shares available for future grants under the PPG Stock Plan were 8,844,028 and 9,557,678 as of March 31, 2006 and December 31, 2005, respectively.

On July 1, 1998, under the PPG Challenge 2000 Stock Plan, the Company granted to substantially all active employees of the Company and its majority owned subsidiaries the option to purchase 100 shares of common stock at its then fair market value of $70 per share. The options became exercisable on July 1, 2003 and expire on June 30, 2008.

The fair value of stock options issued to employees is measured on the date of grant and is recognized as expense over the requisite service period. PPG estimates the fair value of stock options using the Black-Scholes option pricing model. The risk-free interest rate is determined by using the U.S. Treasury yield curve at the date of the grant having a maturity equal to the expected life of the option. The expected life of options is calculated using the average of the vesting term and the maximum term, as prescribed by SEC Staff Accounting Bulletin No. 107, “Share-Based Payment”. The expected dividend yield and volatility are based on historical stock prices and dividend amounts over past time periods equal in length to the expected life of the options. The fair value of each grant was calculated with the following weighted average assumptions:

	Three Months Ended March 31
	2006	2005
Risk free interest rate	4.6%	3.8%
Expected life of option in years	6.2	5.1
Expected dividend yield	3.1%	3.2%
Expected volatility	27.1%	28.3%

A summary of stock option activity as of March 31, 2006 and for the quarter then ended is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Intrinsic Value (in millions)
Outstanding, January 1, 2006	11,738,018	$59.91	4.8	$31
Granted	811,229	$59.98
Exercised	(257,343)	$52.22
Forfeited/Expired	(331,712)	$66.30

Outstanding, March 31, 2006	11,960,192	$59.91	5.0	$65

Exercisable, March 31, 2006	8,713,897	$59.18	3.7	$55

At March 31, 2006, there was $24 million of total unrecognized compensation cost related to nonvested stock options. The cost is expected to be recognized over a weighted average period of 1.4 years.

The following table presents stock option activity for the quarters ended March 31, 2006 and 2005:

	Three Months Ended March 31
	2006	2005
	(Millions)
Total intrinsic value of stock options exercised	$2	$34
Cash received from stock option exercises	8	123
Income tax benefit from the exercise of stock options	—	2
Total fair value of stock options vested	1	1

The weighted average fair value of options granted was $14.62 per share and $15.96 per share during the periods ended March 31, 2006 and 2005, respectively.

Restricted Stock Units

Beginning in 2005, comparable long-term incentive value has been delivered to selected key management employees by reducing reliance on stock options and incorporating RSUs, which have either time or performance-based vesting features. The fair value of an RSU is equal to the market value of a share of stock on the date of grant. Time-based RSUs vest over the three year period following the date of grant, unless forfeited. Performance-based RSUs vest based on achieving specific annual performance targets for earnings per share growth and cash flow return on capital over the three-year period following the date of grant. Unless forfeited, the performance-based RSUs will be paid out in shares of Company stock at the end of the three-year vesting period if PPG meets the performance targets. The actual award for performance-based vesting may range from 0% to 150% of the original grant, as 50% of the grant vests in each year that targets are met during the three-year period. If the designated performance targets are not met in any of the three-year award period, no payout will be made on the performance-based RSUs. For the purposes of expense recognition, we have assumed that the performance-based RSUs granted in 2005 and 2006 will vest at the 100% level.

The following table summarizes RSU activity under the long-term incentive plan for the quarter ended March 31, 2006:

	Number of Shares	Weighted Average Fair Value	Intrinsic Value (in millions)
Outstanding, January 1, 2006	236,100	$71.46	$14
Granted	250,623	$59.63
Forfeited	(990)	$71.88

Outstanding, March 31, 2006	485,733	$65.36	$31

As of March 31, 2006, there was $24 million of total unrecognized compensation cost related to nonvested RSUs. The cost is expected to be recognized over a weighted average period of 1.9 years.

Contingent Share Grants

The Company also provides grants of contingent shares that will be earned based on total shareholder return over the three year term following the date of grant. Contingent share grants (“TSR”) are made annually (beginning in 2005) and are paid out at the end of each three year period if the company achieves target performance. Performance is measured by determining the percentile rank of the total shareholder return of PPG Common Stock (stock price plus accumulated dividends) in relation to the total shareholder return of the S&P 500 and the Basic Materials sector of the S&P 500. Compensation expense is recognized over the three-year award period based on fair value, giving consideration to the Company’s percentile rank of total shareholder return. The payment of awards following the three-year award period will be based in accordance with the scale set forth in the plan agreement and may range from 0% to 220% of the initial grant. A payout of 100% is earned if the target performance is achieved. Contingent share awards earn dividend equivalents during the three-year award period, which are credited in the form of Common Stock Equivalents. Any payments made at the end of the award period may be in the form of stock, cash or a combination of both. The TSR awards qualify as liability awards, and the fair value of the awards will be remeasured in each reporting period until settlement of the awards.

As of March 31, 2006, there was $7 million of total unrecognized compensation cost related to outstanding TSR awards based on the current estimate of fair value. The cost is expected to be recognized over a weighted average period of 2.3 years.

On April 20, 2006, the PPG Industries, Inc. Omnibus Incentive Plan (“PPG Omnibus Plan”) was approved by a vote of the shareholders. The PPG Omnibus Plan is intended to consolidate into one plan several of the Company’s existing compensatory plans providing for equity-based and cash incentive awards to certain of the Company’s employees, directors and consultants. Effective April 20, 2006, all grants of stock options, RSUs and contingent shares will be made under the PPG Omnibus Plan. The provisions of the PPG Omnibus Plan do not modify the terms of awards that were granted under the Company’s existing compensatory plans.

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

Twenty-nine glass antitrust cases were filed in federal courts, all of which were consolidated as a class action in the U.S. District Court for the Western District of Pennsylvania located in Pittsburgh, Pa. All of the other defendants in the glass class action antitrust case previously settled with the plaintiffs and were dismissed from the case. On May 29, 2003, the Court granted PPG’s motion for summary judgment dismissing the claims against PPG in the glass class action antitrust case. The plaintiffs in that case appealed that order to the U.S. Third Circuit Court of Appeals. On September 30, 2004, the U.S. Third Circuit Court of Appeals affirmed in part and reversed in part the dismissal of PPG and remanded the case for further proceedings. PPG petitioned the U.S. Supreme Court for permission to appeal the decision of the U.S. Third Circuit Court of Appeals, however, the U.S. Supreme Court rejected PPG’s petition for review.

On October 19, 2005, PPG entered into a settlement agreement to settle the federal glass class action antitrust case in order to avoid the ongoing expense of this protracted case, as well as the risks and uncertainties associated with complex litigation involving jury trials. Pursuant to the settlement agreement, PPG agreed to pay $60 million, which was deposited in escrow, and agreed to bear up to $500,000 in settlement administration costs. The U.S. District Court entered an order on February 7, 2006, approving the settlement, and the funds were released from escrow. This order is no longer appealable. As a result of the settlement, PPG will also pay $900,000 pursuant to a preexisting contractual obligation to a plaintiff that did not participate in the federal glass class action antitrust case. Finally, independent state court cases remain pending in California and Tennessee involving claims that are not included in the settlement of the federal glass class action antitrust case. Notwithstanding that PPG settled the federal glass class action antitrust case, PPG’s management continues to believe that there was no wrongdoing on the part of the Company and also believes that PPG has meritorious defenses to the independent state court cases.

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

The Company has been a defendant since April 1994 in a suit filed by Marvin alleging numerous claims, including breach of warranty. All of the plaintiff’s claims, other than breach of warranty, were dismissed. However, on February 14, 2002, a federal jury awarded Marvin $136 million on the remaining claim. Subsequently, the court added $20 million for interest bringing the total judgment to $156 million. PPG appealed that judgment and the appeals court heard the parties’ arguments on June 9, 2003. On March 23, 2005, the appeals court ruled against

PPG. Subsequent to the ruling by the court, PPG and Marvin agreed to settle this matter for $150 million and PPG recorded a charge for that amount in the first quarter of 2005, which is included in “Other (earnings) charges - net” in the accompanying condensed consolidated statement of income. PPG paid the settlement on April 28, 2005. PPG subsequently received $23 million in insurance recoveries related to this settlement; of which $5 million was received in the first quarter 2006 and is included in “Other (earnings) charges - net” for the period ended March 31, 2006 and the remainder was received in the third quarter of 2005. The Company continues to pursue additional insurance recoveries related to this matter but is unable to estimate the likelihood or amount of any future recoveries.

For over thirty years, PPG has been a defendant in lawsuits involving claims alleging personal injury from exposure to asbestos. As of March 31, 2006, PPG was one of many defendants in numerous asbestos-related lawsuits involving approximately 116,000 claims. Most of PPG’s potential exposure relates to allegations by plaintiffs that PPG should be liable for injuries involving asbestos-containing thermal insulation products manufactured and distributed by Pittsburgh Corning Corporation (“PC”). PPG and Corning Incorporated are each 50% shareholders of PC. PPG has denied responsibility for, and has defended, all claims for any injuries caused by PC products.

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

The Bankruptcy Court heard oral arguments on the contested items on November 17-18, 2004. At the conclusion of the hearing, the Bankruptcy Court agreed to consider certain post-hearing written submissions. In a further development, on February 2, 2005, the Bankruptcy Court established a briefing schedule to address whether certain aspects of a decision of the U.S. Third Circuit Court of Appeals in an unrelated case have any applicability to the PC plan of reorganization. The Bankruptcy Court heard oral arguments on the briefs on March 16, 2005, but has yet to render any decision. At the status conference on April 15, 2005, the Bankruptcy Court judge stated her intention to rule on the confirmability of the current PC plan of reorganization. Subsequently, at the December 13, 2005, omnibus hearing, the Bankruptcy Court judge indicated that she intended to rule on the confirmability of the PC plan of reorganization prior to the omnibus hearing that was scheduled for February 28, 2006. The Bankruptcy Court did not rule on the confirmability of the PC plan of reorganization at that hearing, but stated that she was prepared to rule in the near future provided certain amendments were made to the plan. Those amendments were filed, as directed, on March 17, 2006. Objections to the amendments were filed by certain parties on or before the April 7, 2006 deadline set by the Bankruptcy Court. Responses to the objections were filed by PPG and Corning on April 13, 2006. The Bankruptcy Court judge considered the amendments at a status conference held on April 25, 2006, and stated that the amendments filed by the plan proponents were in compliance with her request at the February 28, 2006 hearing, and that the Court was prepared to rule on the confirmability of the plan. In response to their request, the parties that objected to the amendments were given until May 31 to file supplemental briefs, with the plan proponents and plan supporters given until June 30 to respond. Argument would be held, if necessary, at the July 21, 2006 omnibus hearing, with a ruling on the confirmability of the PC plan of reorganization sometime thereafter. PPG currently believes the Third Circuit Court of Appeals, decision should not adversely affect the eventual confirmability of a plan of reorganization for PC incorporating the terms of the PPG Settlement Arrangement.

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

In the second quarter of 2002, an initial charge of $772 million was recorded for the estimated cost of the PPG Settlement Arrangement which included the net present value as of December 31, 2002, using a discount rate of 5.5% of the aggregate cash payments of approximately $998 million to be made by PPG to the Trust. That amount also included the carrying value of PPG’s stock in Pittsburgh Corning Europe, the fair value as of June 30, 2002 of 1,388,889 shares of PPG common stock and $30 million in legal fees of the Trust to be paid by PPG, which together with the first payment originally scheduled to be made to the Trust on June 30, 2003, were reflected in the current liability for PPG’s asbestos settlement in the balance sheet as of June 30, 2002. The net present value at that date of the remaining payments of $566 million was recorded in the noncurrent liability for asbestos settlement. The following table summarizes the impact on our income statement for the three months ended March 31, 2006 and 2005 resulting from the PPG Settlement Arrangement including the change in fair value of the stock to be transferred to the asbestos settlement trust and the equity forward instrument (see Note 11, “Derivative Financial Instruments”) and the increase in the net present value of the future payments to be made to the Trust.

	Three Months Ended March 31
	2006	2005
	(Millions)
Increase (decrease) in expense:

Change in fair value:
PPG stock	$8	$5
Equity forward instrument	(5)	(3)
Accretion of asbestos liability	6	7

Asbestos settlement – net expense	$9	$9

The fair value of the equity forward instrument was $15 million and $10 million as of March 31, 2006 and December 31, 2005, respectively, and was included as an other current asset in the accompanying condensed consolidated balance sheet. Payments under the fixed payment schedule require annual payments that are due each June. The current portion of the asbestos settlement liability included in the accompanying condensed consolidated balance sheet as of March 31, 2006, consists of all such payments required through June 2006, the fair value of PPG’s common stock and legal fees and expenses. The amount due June 30, 2007, of $76 million and the net present value of the remaining payments is included in the long-term asbestos settlement liability in the accompanying condensed consolidated balance sheet. For 2006, accretion expense associated with the asbestos liability will be approximately $6 million per quarter.

On April 25, 2006, Corning Incorporated announced that it would restate previously issued financial statements to properly account for the Corning Settlement Arrangement. As a result of Corning Incorporated’s announcement, we thoroughly reviewed our accounting for the PPG Settlement Arrangement and concluded that such accounting has been and is in accordance with generally accepted accounting principles in all material respects.

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

It is PPG’s policy to accrue expenses for environmental contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Reserves for environmental contingencies are exclusive of claims against third parties and are generally not discounted. As of March 31, 2006 and December 31, 2005, PPG had reserves for environmental contingencies totaling $98 million and $94 million, respectively. Pretax charges against income for environmental remediation costs totaled $14 million and $4 million for the three months ended March 31, 2006 and 2005, respectively, and are included in “Other (earnings) charges - net” in the accompanying condensed consolidated statement of income. Cash outlays related to such environmental remediation aggregated $10 million and $3 million for the three months ended March 31, 2006 and 2005, respectively.

Management anticipates that the resolution of the Company’s environmental contingencies will occur over an extended period of time. Over the past 15 years the pretax charges against income have ranged between $10 million and $49 million per year. We currently expect that charges against income for environmental remediation in 2006 will be at the high end of that range; however, it is possible that technological, regulatory and enforcement developments, the results of environmental studies and other factors, particularly as the work at a former chromium manufacturing plant site located in Jersey City, NJ and at the Calcasieu River estuary continues to progress, could alter this expectation and result in higher charges in 2006. In management’s opinion, the Company operates in an environmentally sound manner and the outcome of the Company’s environmental contingencies will not have a material effect on PPG’s financial position or liquidity; however, any such outcome may be material to the results of operation of any particular period in which costs, if any, are recognized.

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

In New Jersey, PPG continues to perform its obligations under an Administrative Consent Order (“ACO”) with the New Jersey Department of Environmental Protection (“NJDEP”) including an active, ongoing remedial investigation/feasibility study of its former chromium manufacturing location in Jersey City, which is expected to be completed in 2006 or 2007. Since 1990, PPG has remediated 47 of 61 residential and nonresidential sites under the ACO. It will take several more years to complete remediation activity on the 14 remaining ACO sites, including the former chromium plant site. In May 2005, the NJDEP filed a complaint against PPG and two other former chromium producers seeking to charge the three companies with the cleanup costs for an additional 53 sites where the source of chromium contamination is not known. This case is in its early stages.

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

In June 2003, our partner in a fiber glass joint venture in South America filed for bankruptcy. Upon resolution of the bankruptcy proceedings, the partner’s ownership interest may transfer to one of its senior secured creditors or be sold. While PPG expects operations at the joint venture to continue, the Company continues to evaluate its options with respect to this venture, which may include the sale or liquidation of the venture. Should liquidation occur, PPG’s exposure to loss would be limited to $10 million, which includes a combination of the Company’s investment and outstanding receivables related to this venture.

The Company accrues for product warranties at the time the products are sold based on historical claims experience. As of March 31, 2006 and December 31, 2005, the reserve for product warranties was $4 million. Pretax charges against income for product warranties and the related cash outlays were not material for the three months ended March 31, 2006 and 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Performance in First Quarter of 2006 Compared to First Quarter of 2005

Performance Overview

Sales increased 6% for the first quarter of 2006 to $2,638 million compared to $2,493 million for the first quarter of 2005. Increases in selling prices, primarily in our chemicals and coatings business segments, increased sales by 4%, and increases in volumes, primarily in our coatings and glass business segments which more than offset volume declines in our chemicals segment, accounted for an increase in sales of 3%. An additional 1% increase in sales is due to sales from acquisitions. The negative effects of foreign currency translation accounted for a decrease of 2%.

Gross profit in the first quarter 2006 increased $12 million due to higher sales. The gross profit percentage decreased to 35.9% for the first quarter of 2006 compared to 37.5% for the first quarter of 2005. Inflation, primarily higher raw material and energy costs, lowered our gross profit percentage. The benefits realized from higher selling prices and improved manufacturing efficiencies, primarily in our glass and coatings segments, increased our gross profit percentage.

Net income and earnings per share – assuming dilution for the first quarter of 2006 were $184 million and $1.11, respectively, compared to $95 million and $0.55, respectively, for the first quarter of 2005. Net income for the first quarter of 2006 included aftertax charges of $23 million, or 14 cents a share, for business restructuring, and $6 million, or 3 cents a share, to reflect the net increase in the current value of the Company’s obligation under the asbestos settlement agreement. Net income for the first quarter of 2005 included aftertax charges of $91 million, or 52 cents a share, for the Marvin legal settlement and $5 million, or 3 cents a share, to reflect the net increase in the current value of the Company’s obligation under the asbestos settlement agreement.

Net income for the first quarter of 2006 compared to the first quarter of 2005 was $89 million higher. The increase in net income was due to the absence of the negative impact of the 2005 legal settlement, increased selling prices, improved manufacturing efficiencies, and improved sales volumes. The negative impact of inflation, primarily raw material and energy costs; business restructuring; higher income tax expense; and higher environmental expense decreased net income for the first quarter of 2006.

Performance of Business Segments

Coatings sales increased 8% to $1,440 million for the first quarter of 2006 compared to $1,332 million for the first quarter of 2005. Sales increased 6% due to improved sales volumes and 3% due to increased selling prices across most of our coatings businesses. These sales increases coupled with an additional 1% increase due to sales from acquisitions were partially offset by a 2% decline due to the negative impact of foreign currency translation. Operating income was $167 million for the first quarter of 2006 compared to $9 million for the same quarter in 2005. Factors increasing operating income were the absence of the $150 million impact of a legal settlement in 2005, higher selling prices, improved volumes and favorable overhead cost performance. Factors decreasing operating income were inflation, primarily higher raw material costs; the impact of business restructuring; and the negative impact of foreign currency translation.

Glass sales increased 2% to $565 million for the first quarter of 2006 compared to $554 million for the first quarter of 2005. Sales increased 2% due to improved volumes across all glass businesses and 1% due to sales from acquisitions. These sales increases were offset slightly by a 1% decline due the negative impact of foreign currency translation. Operating income was $32 million for the first quarter of 2006 compared to $41 million for the same quarter of 2005. Operating income decreased due to the negative impact of inflation, primarily higher energy costs; weaker margin sales mix; and the impact of business restructuring. These reductions were only partially offset by the benefits of improved manufacturing efficiencies, lower overhead costs and higher other income.

Chemicals sales increased 4% to $633 million for the first quarter of 2006 compared to $607 million for the first quarter of 2005. Sales increased 8% due to higher selling prices, primarily for chlor-alkali products, and 1% due to sales from acquisitions. Sales decreased 4% due to lower volumes, as improved volumes in our optical business were more than offset by reduced volumes in chlor-alkali products, and 1% due to the negative impact of foreign currency translation. Operating income was $128 million for the first quarter of 2006 compared to $155 million for the same quarter in 2005. Factors decreasing operating income were inflation, primarily $44 million in higher energy and ethylene costs; lower volume; higher environmental charges; and higher optical advertising expense. These decreases were partially offset by the impact of higher selling prices discussed above.

Other Factors

The increase in “Other (earnings) charges – net” in the accompanying condensed consolidated statement of income for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 is principally due to the absence of the pretax charge of $150 million related to the legal settlement recorded in the first quarter of 2005.

The tax rate on earnings for the first quarter of 2006 was 24.5% comprised of tax benefits of 35% on the charge for business restructuring and 39% on the adjustment to increase the current value of the Company’s obligation under the asbestos settlement agreement. In addition, tax expense was reduced by a tax refund from Canada resulting from the favorable resolution in the first quarter of 2006 of a tax dispute dating back to 1997. Income tax expense of 31.5% was recognized on the remaining pretax earnings. The tax rate on earnings for the first quarter of 2005 was 23% comprised of tax benefits of 39% on the $150 million charge for a legal settlement and the adjustment to increase the current value of the Company’s obligation under the asbestos settlement agreement and tax expense of 31.5% on the remaining pretax earnings.

Liquidity and Capital Resources

Cash from operating activities for the three months ended March 31, 2006 was $37 million compared with $140 million for the comparable period of 2005. This reduction was due principally to a larger increase in working capital during the first quarter of 2006 than in the comparable period in 2005. A key causal factor for this increase was the release from escrow in February 2006 of the funds to pay the settlement of the flat glass antitrust legal matter, as described in Note 15, “Commitments and Contingent Liabilities” to the condensed consolidated financial statements. Cash from operations and the Company’s debt capacity have been and are expected to continue to be sufficient to meet our operating requirements, to fund our capital spending, share repurchases and contributions to pension plans, to pay dividends to our shareholders and to pay amounts due under the asbestos settlement.

The funding requirements for our U.S. pension plans are expected to change as a result of pending legislation currently being considered by the U.S. Congress. Despite the current uncertainty concerning these funding requirements, we do not expect to have a mandatory contribution to the U.S. plans in 2006 or 2007. However, we may make voluntary contributions to our U.S. plans in 2006 of up to $250 million. We expect to make mandatory contributions to our non-U.S. plans in 2006 of approximately $20 million, of which approximately $5 million was contributed as of March 31, 2006.

New Accounting Standards

Note 2, “Newly Adopted Accounting Standards,” to the accompanying condensed consolidated financial statements describes the Company’s adoption of the revision to SFAS No. 123, “Share-Based Payment” and adoption of SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.”

Commitments and Contingent Liabilities, including Environmental Matters

PPG is involved in a number of lawsuits and claims, both actual and potential, including some that it has asserted against others, in which substantial monetary damages are sought. See Part II, Item 1, “Legal Proceedings” of this Form 10-Q and Note 15, “Commitments and Contingent Liabilities,” to the accompanying condensed consolidated financial statements for a description of certain of these lawsuits, including a description of the proposed PPG Settlement Arrangement for asbestos claims announced on May 14, 2002. As discussed in Item 1 and Note 15, although the result of any future litigation of such lawsuits and claims is inherently unpredictable, management believes that, in the aggregate, the outcome of all lawsuits and claims involving PPG, including asbestos-related claims in the event the PPG Settlement Arrangement described in Note 15 does not become effective, will not have a material effect on PPG’s consolidated financial position or liquidity; however, any such outcome may be material to the results of operations of any particular period in which the costs, if any, are recognized.

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

Twenty-nine glass antitrust cases were filed in federal courts, all of which were consolidated as a class action in the U.S. District Court for the Western District of Pennsylvania located in Pittsburgh, Pa. All of the other defendants in the glass class action antitrust case previously settled with the plaintiffs and were dismissed from the case. On May 29, 2003, the Court granted PPG’s motion for summary judgment dismissing the claims against PPG in the glass class action antitrust case. The plaintiffs in that case appealed that order to the U.S. Third Circuit Court of Appeals. On September 30, 2004, the U.S. Third Circuit Court of Appeals affirmed in part and reversed in part the dismissal of PPG and remanded the case for further proceedings. PPG petitioned the U.S. Supreme Court for permission to appeal the decision of the U.S. Third Circuit Court of Appeals, however, the U.S. Supreme Court rejected PPG’s petition for review.

On October 19, 2005, PPG entered into a settlement agreement to settle the federal glass class action antitrust case in order to avoid the ongoing expense of this protracted case, as well as the risks and uncertainties associated with complex litigation involving jury trials. Pursuant to the settlement agreement, PPG agreed to pay $60 million, which was deposited in escrow, and agreed to bear up to $500,000 in settlement administration costs. The U.S. District Court entered an order on February 7, 2006, approving the settlement, and the funds were released from escrow. This order is no longer appealable. As a result of the settlement, PPG will also pay $900,000 pursuant to a preexisting contractual obligation to a plaintiff that did not participate in the federal glass class action antitrust case. Finally, independent state court cases remain pending in California and Tennessee involving claims that are not included in the settlement of the federal glass class action antitrust case. Notwithstanding that PPG settled the federal glass class action antitrust case, PPG’s management continues to believe that there was no wrongdoing on the part of the Company and also believes that PPG has meritorious defenses to the independent state court cases.

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

The Company had been a defendant since April 1994 in a suit filed by Marvin Windows and Doors (“Marvin”) alleging numerous claims, including breach of warranty. All of the plaintiff’s claims, other than breach of warranty, were dismissed. However, on February 14, 2002, a federal jury awarded Marvin $136 million on the remaining claim. Subsequently, the court added $20 million for interest bringing the total judgment to $156 million. PPG appealed that judgment and the appeals court heard the parties’ arguments on June 9, 2003. On March 23, 2005, the appeals court ruled against PPG. Subsequent to the ruling by the court, PPG and Marvin agreed to settle this matter for $150 million and PPG recorded a charge for that amount in the first quarter of 2005, which is included in “Other (earnings) charges - net” in the accompanying condensed consolidated statement of income. PPG paid the settlement on April 28, 2005. PPG subsequently received $23 million in insurance recoveries related to this settlement; of which $5 million was received in the first quarter 2006 and is included in “Other (earnings) charges - net” for the period ended March 31, 2006 and the remainder was received in the third quarter of 2005. The Company continues to pursue additional insurance recoveries related to this matter but is unable to estimate the likelihood or amount of any future recoveries.

It is PPG’s policy to accrue expenses for environmental contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Reserves for environmental contingencies are exclusive of claims against third parties and are generally not discounted. As of March 31, 2006 and December 31, 2005, PPG had reserves for environmental contingencies totaling $98 million and $94 million, respectively. Pretax charges against income for environmental remediation costs for the three months ended March 31, 2006 and 2005, totaled $14 million and $4 million respectively, and are included in “Other (earnings) charges - net” in the accompanying condensed consolidated statement of income. Cash outlays related to such environmental remediation aggregated $10 million and $3 million for the three months ended March 31, 2006 and 2005, respectively.

In addition to the amounts currently reserved, the Company may be subject to loss contingencies related to environmental matters estimated to be as much as $200 million to $400 million, which range is unchanged from the prior year end. Such unreserved losses are reasonably possible but are not currently considered to be probable of occurrence. Management anticipates that the resolution of the Company’s environmental contingencies will occur over an extended period of time. Over the past 15 years the pretax charges against income have ranged between $10 million and $49 million per year. We currently expect that charges against income for environmental remediation in 2006 will be at the high end of that range; however, it is possible that technological, regulatory and enforcement developments, the results of environmental studies and other factors, particularly as the work at a former chromium manufacturing plant site located in Jersey City, NJ and at the Calcasieu River estuary continues to progress, could alter this expectation and result in higher charges in 2006. See Note 15, for an expanded description of certain of these environmental contingencies. In management’s opinion, the Company operates in an environmentally sound manner and the outcome of the Company’s environmental contingencies will not have a material effect on PPG’s financial position or liquidity; however, any such outcome may be material to the results of operations of any particular period in which costs, if any, are recognized.

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

Many factors could cause actual results to differ materially from the Company’s forward-looking statements. Such factors are increasing price and product competition by foreign and domestic competitors, fluctuations in the cost and availability of raw materials, the ability to maintain favorable supplier relationships and arrangements, economic and political conditions in international markets, foreign exchange rates and fluctuations in those rates, and the unpredictability of existing and possible future litigation, including litigation that could result if PPG’s Settlement Arrangement for asbestos claims does not become effective. However, it is not possible to predict or identify all such factors. Consequently, while the list of factors presented here and in the Company’s Form 10-K for the year ended December 31, 2005 under the caption “Item 1a. Risk Factors” are considered representative, these lists should not be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements.

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

There were no material changes in the Company’s exposure to market risk from December 31, 2005.

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

Twenty-nine glass antitrust cases were filed in federal courts, all of which were consolidated in the U.S. District Court for the Western District of Pennsylvania located in Pittsburgh, Pa. All of the other defendants in the glass class action antitrust case previously settled with the plaintiffs and were dismissed from the case. On May 29, 2003, the Court granted PPG’s motion for summary judgment dismissing the claims against PPG in the glass class action antitrust case. The plaintiffs in that case appealed that order to the U.S. Third Circuit Court of Appeals. On September 30, 2004, the U.S. Third Circuit Court of Appeals affirmed in part and reversed in part the dismissal of PPG and remanded the case for further proceedings. PPG petitioned the U.S. Supreme Court for permission to appeal the decision of the U.S. Third Circuit Court of Appeals, however, the U.S. Supreme Court rejected PPG’s petition for review.

On October 19, 2005, PPG entered into a settlement agreement to settle the federal glass class action antitrust case in order to avoid the ongoing expense of this protracted case, as well as the risks and uncertainties associated with complex litigation involving jury trials. Pursuant to the settlement agreement, PPG agreed to pay $60 million, which was deposited in escrow, and agreed to bear up to $500,000 in settlement administration costs. The U.S. District Court entered an order on February 7, 2006, approving the settlement, and the funds were released from escrow. This order is no longer appealable. As a result of the settlement, PPG will also pay $900,000 pursuant to a preexisting contractual obligation to a plaintiff that did not participate in the federal glass class action antitrust case. Finally, independent state court cases remain pending in California and Tennessee involving claims that are not included in the settlement of the federal glass class action antitrust case. Notwithstanding that PPG settled the federal glass class action antitrust case, PPG’s management continues to believe that there was no wrongdoing on the part of the Company and also believes that PPG has meritorious defenses to the independent state court cases.

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

Item 1a. Risk Factors

There were no material changes in the Company’s risk factors from the risks disclosed in the Company’s Form 10-K for the year ended December 31, 2005.

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

Under the PPG Deferred Compensation Plan for Directors, each Director may elect to defer the receipt of all or any portion of the compensation paid to such Director for serving as a PPG Director. All deferred payments are held in the form of Common Stock Equivalents. Payments out of the deferred accounts are made in the form of Common Stock of the Company (and cash as to any fractional Common Stock Equivalent). In the first quarter of 2006, the Directors, as a group, were credited with 694 Common Stock Equivalents under this plan. The value of each Common Stock Equivalent, when credited, was $61.32.

The PPG Directors’ Common Stock Plan is now only applicable to two retired Directors. For one retired Director, the Common Stock Equivalents are converted to cash at the fair market value of the common stock and paid in cash. For the other retired Director, the Common Stock Equivalents are converted into and paid in Common Stock of the Company (and cash as to any fractional Common Stock Equivalent). In the first quarter of 2006, those two retired Directors received dividend equivalents in the form of 14 Common Stock Equivalents under this plan. The value of each Common Stock Equivalent, when credited, was $61.32.

The following table summarizes the Company’s stock repurchase activity for the three months ended March 31, 2006:

Issuer Purchases of Equity Securities

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Programs
January 2006
Repurchase program	—	—	—	10,004,615
Other transactions(1)	—	$59.56	—	—
February 2006
Repurchase program	—	—	—	10,004,615
Other transactions(1)	12,579	59.56	—	—
March 2006
Repurchase program	—	—	—	10,004,615
Other transactions(1)	72,470	63.20	—	—

Total quarter ended March 31, 2006
Repurchase program	—	—	—	10,004,615

Other transactions(1)	85,049	$62.66	—	—

(1)	Includes shares withheld or certified to in satisfaction of the exercise price and/or tax withholding obligation by holders of employee stock options who exercised options granted under the PPG Industries, Inc. Stock Plan.

Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Shareholders held on April 20, 2006 (the “Annual Meeting”), the shareholders voted on the following matters:

1.	On the matter of the election of four directors to serve for the terms indicated in the proxy statement relating to the Annual Meeting, the vote was as follows:

Nominees	Votes For	Votes Withheld
Charles E. Bunch	131,053,303	3,256,636
Robert Ripp	129,270,303	5,039,636
Thomas J. Usher	129,167,326	5,142,613
David R. Whitwam	128,363,564	5,946,375

There were no broker non-votes with respect to this matter. Each of the nominees was elected to serve as a director for the terms indicated in the proxy statement relating to the Annual Meeting.

2.	On the matter of the proposal to approve the PPG Industries, Inc. Omnibus Incentive Plan, the vote was as follows:

Votes For	Votes Against	Votes Abstain
90,724,346	15,467,292	1,797,218

There were no broker non-votes with respect to this matter.

3.	On the matter of the proposal endorsing the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for 2006, the vote was as follows:

Votes For	Votes Against	Votes Abstain
132,199,112	946,992	1,125,750

There were no broker non-votes with respect to this matter.

Item 6. Exhibits

The following exhibits are filed as a part of, or incorporated by reference into, this Form 10-Q.

3	PPG Industries, Inc. Restated Articles of Incorporation, as amended, were filed as Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1995.

3.1	Statement with Respect to Shares, amending the Restated Articles of Incorporation effective April 21, 1998, was filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 1998.

3.2	PPG Industries, Inc. Bylaws, as amended on December 11, 2003, were filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2003.

4	Rights Agreement, dated as of February 19, 1998, was filed as Exhibit 4 to the Registrant’s Current Report on Form 8-K dated February 19, 1998.

4.1	Indenture, dated as of August 1, 1982, was filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated January 16, 1998.

4.2	First Supplemental Indenture, dated as of April 1, 1986, was filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated January 16, 1998.

4.3	Second Supplemental Indenture, dated as of October 1, 1989, was filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated January 16, 1998.

4.4	Third Supplemental Indenture, dated as of November 1, 1995, was filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated January 16, 1998.

4.5	Indenture, dated as of June 24, 2005, was filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 20, 2005.

*10	PPG Industries, Inc. Nonqualified Retirement Plan dated as of January 1, 1989, as amended February 21, 2002, was filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2001.

*10.1	PPG Industries, Inc. Supplemental Executive Retirement Plan II, as amended, was filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 1995.

*10.2	Form of Change in Control Employment Agreement was filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 1995.

*10.3	PPG Industries, Inc. Directors’ Common Stock Plan, as amended February 20, 2002, was filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003.

*†10.4	PPG Industries, Inc. Deferred Compensation Plan for Directors, as amended and restated as of April 20, 2006.

*10.5	PPG Industries, Inc. Deferred Compensation Plan, as amended February 15, 2006, was filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2005.

*10.6	PPG Industries, Inc. Executive Officers’ Long Term Incentive Plan was filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 16, 2005.

*10.7	PPG Industries, Inc. Long Term Incentive Plan for Key Employees was filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 16, 2005.

*10.8	Form of TSR Share Award Agreement was filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated February 16, 2005.

*10.9	Form of Restricted Stock Unit Award Agreement was filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 15, 2005.

*10.10	PPG Industries, Inc. Executive Officers’ Annual Incentive Compensation Plan, as amended effective February 18, 2004, was filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2003.

*10.11	PPG Industries, Inc. Incentive Compensation and Deferred Income Plan for Key Employees, as amended February 15, 2006 was filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2005.

*10.12	PPG Industries, Inc. Management Award and Deferred Income Plan was filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002.

*10.13	PPG Industries, Inc. Stock Plan, dated as of April 17, 1997, as amended July 20, 2005, was filed as Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2005.

*10.14	Form of Non-Qualified Option Agreement was filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated February 15, 2005.

*10.15	Form of Non-Qualified Option Agreement for Directors was filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated February 15, 2005.

*10.16	Summary of Non-Employee Director Compensation and Benefits was filed as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2005.

*10.17	PPG Industries, Inc. Challenge 2000 Stock Plan was filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003.

*†10.18	PPG Industries, Inc. Omnibus Incentive Plan.

†12	Computation of Ratio of Earnings to Fixed Charges for the Three Months Ended March 31, 2006 and for the Five Years Ended December 31, 2005.

†31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.
*	Management contracts, compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 601 of Regulation S-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PPG INDUSTRIES, INC.
(Registrant)

Date: May 10, 2006	By	/s/ W. H. Hernandez
W. H. Hernandez
Senior Vice President, Finance
(Principal Financial and Accounting Officer and Duly Authorized Officer)

PPG Industries Inc. and Consolidated Subsidiaries

Index to Exhibits

Exhibits
3	PPG Industries, Inc. Restated Articles of Incorporation, as amended, were filed as Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1995.

3.1	Statement with Respect to Shares, amending the Restated Articles of Incorporation effective April 21, 1998, was filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 1998.

3.2	PPG Industries, Inc. Bylaws, as amended on December 11, 2003, were filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2003.

4	Rights Agreement, dated as of February 19, 1998, was filed as Exhibit 4 to the Registrant’s Current Report on Form 8-K dated February 19, 1998.

4.1	Indenture, dated as of August 1, 1982, was filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated January 16, 1998.

4.2	First Supplemental Indenture, dated as of April 1, 1986, was filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated January 16, 1998.

4.3	Second Supplemental Indenture, dated as of October 1, 1989, was filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated January 16, 1998.

4.4	Third Supplemental Indenture, dated as of November 1, 1995, was filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated January 16, 1998.

4.5	Indenture, dated as of June 24, 2005, was filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 20, 2005.

*10	PPG Industries, Inc. Nonqualified Retirement Plan dated as of January 1, 1989, as amended February 21, 2002, was filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2001.

*10.1	PPG Industries, Inc. Supplemental Executive Retirement Plan II, as amended, was filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 1995.

*10.2	Form of Change in Control Employment Agreement was filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 1995.

*10.3	PPG Industries, Inc. Directors’ Common Stock Plan, as amended February 20, 2002, was filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003.

†*10.4	PPG Industries, Inc. Deferred Compensation Plan for Directors, as amended and restated as of April 20, 2006.

*10.5	PPG Industries, Inc. Deferred Compensation Plan, as amended February 15, 2006, was filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2005.

*10.6	PPG Industries, Inc. Executive Officers’ Long Term Incentive Plan was filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 16, 2005.

*10.7	PPG Industries, Inc. Long Term Incentive Plan for Key Employees was filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 16, 2005.

*10.8	Form of TSR Share Award Agreement was filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated February 16, 2005.

*10.9	Form of Restricted Stock Unit Award Agreement was filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 15, 2005.

*10.10	PPG Industries, Inc. Executive Officers’ Annual Incentive Compensation Plan, as amended effective February 18, 2004, was filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2003.

*10.11	PPG Industries, Inc. Incentive Compensation and Deferred Income Plan for Key Employees, as amended February 15, 2006 was filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2005.

*10.12	PPG Industries, Inc. Management Award and Deferred Income Plan was filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002.

*10.13	PPG Industries, Inc. Stock Plan, dated as of April 17, 1997, as amended July 20, 2005, was filed as Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2005.

*10.14	Form of Non-Qualified Option Agreement was filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated February 15, 2005.

*10.15	Form of Non-Qualified Option Agreement for Directors was filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated February 15, 2005.

*10.16	Summary of Non-Employee Director Compensation and Benefits was filed as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2005.

*10.17	PPG Industries, Inc. Challenge 2000 Stock Plan was filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003.

†*10.18	PPG Industries, Inc. Omnibus Incentive Plan.

†12	Computation of Ratio of Earnings to Fixed Charges for the Three Months Ended March 31, 2006 and for the Five Years Ended December 31, 2005.

†31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.
*	Management contracts, compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 601 of Regulation S-K.