Form 10-Q
period 2006-06-30
PPG INDUSTRIES INC
filed 2006-08-01
CIK 79879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2006

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

As of July 31, 2006, 165,173,901 shares of the Registrant’s common stock, par value $1.66-2/3 per share, were outstanding.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Income (Unaudited)

(Millions, except per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Net sales	$2,824	$2,656	$5,462	$5,149
Cost of sales	1,747	1,650	3,438	3,208

Gross profit	1,077	1,006	2,024	1,941

Other expenses (earnings):
Selling, general and administrative	495	461	955	911
Depreciation	84	85	166	172
Research and development	78	76	153	153
Interest	21	20	41	41
Amortization (Note 8)	10	8	19	16
Asbestos settlement – net (Note 16)	8	3	17	12
Business restructuring (Note 6)	2	—	37	—
Other (earnings) charges – net (Note16)	(26)	(7)	(38)	131

Total other expenses – net	672	646	1,350	1,436

Income before income taxes and minority interest	405	360	674	505

Income tax expense	107	111	173	145

Minority interest	18	18	37	34

Net income	$280	$231	$464	$326

Earnings per common share (Note 4)	$1.69	$1.35	$2.80	$1.90

Earnings per common share – assuming dilution (Note 4)	$1.68	$1.34	$2.79	$1.89

Dividends per common share	$0.48	$0.47	$0.95	$0.92

The accompanying notes to the condensed consolidated financial statements are an integral part of this consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheet (Unaudited)

	June 30 2006	Dec. 31 2005
	(Millions)
Assets
Current assets:
Cash and cash equivalents	$419	$466
Receivables-net	2,248	1,871
Inventories (Note 7)	1,273	1,119
Other	577	563

Total current assets	4,517	4,019
Property (less accumulated depreciation of $5,694 million and $5,498 million)	2,364	2,304
Investments	341	311
Goodwill (Note 8)	1,244	1,166
Identifiable intangible assets (Note 8)	553	488
Other assets	483	393

Total	$9,502	$8,681

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt and current portion of long-term debt	$139	$101
Asbestos settlement (Note 16)	560	472
Accounts payable and accrued liabilities	1,939	1,776

Total current liabilities	2,638	2,349
Long-term debt	1,196	1,169
Asbestos settlement (Note 16)	321	385
Deferred income taxes	122	90
Other postretirement benefits	608	587
Other liabilities	1,011	940

Total liabilities	5,896	5,520

Commitments and contingent liabilities (Note 16)
Minority interest	129	108

Shareholders’ equity:
Common stock	484	484
Additional paid-in capital	380	352
Retained earnings	7,364	7,057
Treasury stock	(4,013)	(3,984)
Unearned compensation	(32)	(37)
Accumulated other comprehensive loss (Note 11)	(706)	(819)

Total shareholders’ equity	3,477	3,053

Total	$9,502	$8,681

The accompanying notes to the condensed consolidated financial statements are an integral part of this consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows (Unaudited)

	Six Months Ended June 30
	2006	2005
	(Millions)
Cash from operating activities	$333	$270

Investing activities:
Purchases of short-term investments	(516)	(1,872)
Proceeds from sales of short-term investments	516	1,922
Release of deposits held in escrow	67	—
Capital spending
Additions to property and long-term investments	(151)	(130)
Business acquisitions, net of cash balances acquired	(138)	(25)
Reductions of other property and investments	33	20

Cash used for investing activities	(189)	(85)

Financing activities:
Net change in borrowings with maturities of three months or less	(5)	(3)
Proceeds from other short-term debt	78	28
Repayment of other short-term debt	(90)	(22)
Proceeds from long-term debt	—	360
Repayment of long-term debt	(18)	(374)
Repayment of loans by employee stock ownership plan	5	5
Purchase of treasury stock	(48)	(312)
Issuance of treasury stock	29	136
Dividends paid	(157)	(159)

Cash used for financing activities	(206)	(341)

Effect of currency exchange rate changes on cash and cash equivalents	15	(33)

Net decrease in cash and cash equivalents	(47)	(189)
Cash and cash equivalents, beginning of period	466	659

Cash and cash equivalents, end of period	$419	$470

The accompanying notes to the condensed consolidated financial statements are an integral part of this consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Financial Statements

The condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position of PPG Industries, Inc. and subsidiaries (the “Company” or “PPG”) as of June 30, 2006, and the results of their operations for the three and six months ended June 30, 2006 and 2005, and their cash flows for the six months then ended. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in PPG’s Annual Report on Form 10-K for the year ended December 31, 2005.

The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.

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

In December 2004, the FASB issued a revision to SFAS No. 123, “Share-Based Payment,” (“SFAS No. 123R”) which became effective January 1, 2006, and now requires that all stock-based compensation awards be expensed based on their fair value. PPG began expensing stock options effective January 1, 2004, and effective January 1, 2006, we adopted SFAS No. 123R using the modified prospective application transition method. Because the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, and SFAS No. 123R are materially consistent as they relate to our equity plans, the adoption of SFAS No. 123R did not have a material impact on PPG’s consolidated results of operations, financial position or liquidity. Prior to our adoption of SFAS No. 123R, the benefits of tax deductions in excess of recognized compensation costs were reported as an operating cash flow. SFAS No. 123R requires such excess tax benefits to be reported as a financing cash inflow. The adoption of SFAS No. 123R did not have a material impact on PPG’s operating or financing cash flows for the six months ended June 30, 2006. See Note 15, “Stock-Based Compensation” for additional information.

3. Other New Accounting Standards

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We are currently in the process of evaluating the effect the adoption of this interpretation will have on PPG; however we do not expect it to have a material effect on PPG’s consolidated results of operations or financial position.

4. Earnings Per Common Share

The following table presents the earnings per common share calculations for the three and six months ended June 30, 2006 and 2005.

	Three Months Ended June 30		Six Months Ended June 30
(Millions, except per share amounts)	2006	2005	2006	2005
Earnings per common share
Net income	$280	$231	$464	$326
Weighted average common shares outstanding	165.9	171.1	165.9	171.7

Earnings per common share	$1.69	$1.35	$2.80	$1.90

Earnings per common share - assuming dilution
Net income	$280	$231	$464	$326
Weighted average common shares outstanding	165.9	171.1	165.9	171.7

Effect of dilutive securities:
Stock options	0.8	0.9	0.6	0.9
Other stock compensation plans	0.2	0.6	0.2	0.6

Potentially dilutive common shares	1.0	1.5	0.8	1.5

Adjusted weighted average common shares outstanding	166.9	172.6	166.7	173.2

Earnings per common share - assuming dilution	$1.68	$1.34	$2.79	$1.89

There were 3.7 million and 4.1 million outstanding stock options for the three and six months ended June 30, 2006, and 3.6 million and 3.3 million outstanding stock options for the three and six months ended June 30, 2005, respectively, that were excluded from the computation of diluted earnings per share due to their antidilutive effect.

5. Acquisitions

During the six months ended June 30, 2006, the Company made several acquisitions, primarily in our coatings and optical products businesses. The total cost of these acquisitions was $210 million, consisting of $138 million of cash and the assumption of $72 million of debt. In addition, certain of these acquisitions also provide for contingent payments and escrowed holdbacks that could result in future adjustments to the cost of the acquisitions.

During the second quarter of 2006, the Company acquired Intercast Europe, S.p.A., a manufacturer of nonprescription hard resin sunlenses with manufacturing and distribution operations in Italy, Thailand and Hong Kong. PPG also acquired certain assets of Shanghai

Sunpool Building Material Co., Ltd. and its associated companies, including Shanghai IDI International Co., Ltd., and a group of Shanghai-based businesses that manufacture and distribute architectural coatings. In addition, the Company acquired certain assets of Eldorado Chemical Co., Inc., a U.S. manufacturer of paint strippers and technical cleaners for the aerospace industry. Also, the Company acquired the remaining 50% share of Dongju Industrial Co., Ltd., a South Korean coatings manufacturer. The Company has owned 50% of Dongju since 1985 and has accounted for this investment under the equity method of accounting. Preliminary purchase price allocation related to these acquisitions resulted in an excess of purchase price over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed, which has been recorded as an addition to goodwill.

During the first quarter of 2006, the Company purchased certain assets of Independent Glass Distributors, a wholesale distributor of automotive replacement glass and related products based in Cedar Rapids, Iowa. The preliminary purchase price allocation resulted in an excess of purchase price over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed, which has been recorded as an addition to goodwill.

On August 1, 2006, the Company acquired the Performance Coatings and Finishes business of Ameron International Corporation at a purchase price of $115 million, subject to certain working capital adjustments. The preliminary purchase price allocation for this acquisition will be recorded in the third quarter of 2006.

During 2005, the Company made acquisitions at a cost totaling $91 million. The amount in 2005 relates primarily to four acquisitions. In the second quarter, the Company acquired the business of International Polarizer Holdings Trust, a privately held polarized film manufacturer for sun lens applications based in Marlborough, Massachusetts. In the third quarter, the Company acquired the business of Crown Coatings Industries, a privately held manufacturer of specialty wood coatings based in Singapore. In the fourth quarter, the Company acquired a network of 42 architectural coatings service centers from Iowa Paint Manufacturing. Also in the fourth quarter, the Company purchased the 30% minority interest in PPG Coatings (Hong Kong), which wholly owned a Chinese manufacturer of automotive and industrial coatings.

6. Business Restructuring

During the first quarter of 2006, the Company finalized plans for certain actions to reduce its workforce and consolidate facilities. In the first quarter, the Company recorded a charge of $35 million for restructuring and other related activities, including severance costs of $33 million and loss on asset impairments of $2 million. In the second quarter of 2006, the remaining approvals were received related to additional severance actions and a cost of $4 million was accrued. In addition, $2 million of the cost accrued in the first quarter was reversed in the second quarter as a result of actions being completed at a cost that was less than the estimated amount accrued. It is expected that these restructuring actions will be completed by December 2006.

The following table summarizes the details through June 30, 2006.

	Severance Costs	Asset Impairments	Total Charge	Employees Covered
	(Millions, except no. of employees)
Coatings	$33	$2	$35	537
Glass	2	—	2	117

Total	$35	$2	$37	654
Activity	(16)	—	(16)	(362)

Balance	$19	$2	$21	292

7. Inventories

Inventories as of June 30, 2006 and December 31, 2005 are detailed below.

	June 30 2006	Dec. 31 2005
	(Millions)
Finished products	$760	$667
Work in process	131	111
Raw materials	249	213
Supplies	133	128

Total	$1,273	$1,119

Most domestic and certain foreign inventories are valued using the last-in, first-out method. If the first-in, first-out method of inventory valuation had been used, inventories would have been $252 million and $203 million higher as of June 30, 2006 and December 31, 2005, respectively.

8. Goodwill and Other Identifiable Intangible Assets

The change in the carrying amount of goodwill attributable to each business segment for the six months ended June 30, 2006 was as follows:

	Coatings	Glass	Chemicals	Total
	(Millions)
Balance, December 31, 2005	$1,051	$84	$31	$1,166
Goodwill from acquisitions	34	—	3	37
Currency translation	35	4	2	41

Balance, June 30, 2006	$1,120	$88	$36	$1,244

The carrying amount of acquired trademarks with indefinite lives as of June 30, 2006 and December 31, 2005 totaled $144 million.

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and are detailed below.

	June 30, 2006			December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(Millions)
Acquired technology	$384	$(152)	$232	$362	$(142)	$220
Other	291	(114)	177	225	(101)	124

Balance	$675	$(266)	$409	$587	$(243)	$344

Aggregate amortization expense for the three and six months ended June 30, 2006 related to these identifiable intangible assets, was $10 million and $19 million, respectively, and $8 million and $16 million, respectively for the three and six months ended June 30, 2005. As of June 30, 2006, estimated future amortization expense of identifiable intangible assets is as follows: $22 million for the remaining two quarters of 2006 and $46 million, $42 million, $40 million, $39 million and $35 million in 2007, 2008, 2009, 2010 and 2011, respectively.

9. Debt

In June 2005, the Company issued €300 million of 3.875% Senior Notes due 2015 (the “Euro Notes”). The proceeds from the Euro Notes were used to repay short-term commercial paper obligations incurred in June 2005 in connection with the purchase of $100 million of 6.5% notes due 2007, $159 million of 7.05% notes due 2009 and $16 million of 6.875% notes due 2012, as well as for general corporate purposes. In the second quarter of 2005, the Company recorded a pre-tax charge of $19 million ($12 million aftertax or 7 cents per share) for debt refinancing costs which is included in “Other (earnings) charges – net” in the accompanying condensed consolidated statement of income for the three and six months ended June 30, 2005.

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

As of June 30, 2006, PPG held interest rate swaps that effectively convert $175 million of fixed rate notes to variable rates.

The Company had outstanding letters of credit of $68 million and guarantees of $64 million as of June 30, 2006. The Company does not believe any loss related to such guarantees is likely.

10. Pensions and Other Postretirement Benefits

The net periodic benefit costs for the three and six months ended June 30, 2006 and 2005 were as follows:

	Pensions
	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
	(Millions)
Service cost	$17	$16	$36	$33
Interest cost	48	48	98	95
Expected return on plan assets	(56)	(56)	(114)	(112)
Amortization of prior service cost	4	5	8	10
Amortization of actuarial losses	27	20	53	39

Net periodic pension cost	$40	$33	$81	$65

The funding requirements for our U.S. defined benefit pension plans are expected to change as a result of pending legislation currently being considered by the U.S. Congress. Despite the current uncertainty concerning these funding requirements, we do not expect to have a mandatory contribution to the U.S. defined benefit plans in 2006 or 2007. However, we are likely to make voluntary contributions between $100 million and $200 million to our U.S. defined pension plans in the second half of 2006. We expect to make mandatory contributions to our non-U.S. plans in 2006 of approximately $20 million, of which approximately $10 million was contributed as of June 30, 2006.

The net periodic other postretirement benefit costs for the three and six months ended June 30, 2006 and 2005 were as follows:

	Other Postretirement Benefits
	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
	(Millions)
Service cost	$6	$5	$13	$11
Interest cost	15	16	31	32
Amortization of prior service cost	(3)	(4)	(7)	(8)
Amortization of actuarial losses	10	9	19	18

Net periodic other postretirement benefit cost	$28	$26	$56	$53

The net periodic costs for other postretirement benefits in the table above include the benefit of the subsidy under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 for all periods presented.

11. Comprehensive Income

Total comprehensive income for the three and six months ended June 30, 2006 and 2005 was as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
	(Millions)
Net income	$280	$231	$464	$326
Other comprehensive income, net of tax:
Currency translation adjustment	86	(110)	117	(190)
Unrealized (losses) gains on marketable securities	(1)	3	1	1
Net change – derivatives (Note 12)	(5)	1	(5)	4

	80	(106)	113	(185)

Total comprehensive income	$360	$125	$577	$141

12. Derivative Financial Instruments

PPG’s policies do not permit speculative use of derivative financial instruments. PPG uses derivative instruments to manage its exposure to fluctuating natural gas prices through the use of natural gas swap contracts. PPG also uses forward currency and option contracts as hedges against its exposure to variability in exchange rates on short-term intercompany borrowings and cash flows denominated in foreign currencies and to translation risk. PPG uses foreign denominated debt to hedge investments in foreign operations. Interest rate swaps are used to manage the Company’s exposure to changing interest rates. We also use an equity forward arrangement to hedge a portion of our exposure to changes in the fair value of PPG stock that is to be contributed to the asbestos settlement trust as discussed in Note 16, “Commitments and Contingent Liabilities.”

During the first six months of 2006, other comprehensive income included a net loss due to derivatives of $5 million, net of tax. This loss was comprised of realized losses of $12 million and unrealized losses of $17 million. The realized losses related to the settlement during the period of natural gas contracts and interest rate swaps owned by one of the Company’s investees accounted for under the equity method of accounting. These losses were offset in part by realized gains related to the settlement of foreign currency contracts. The unrealized losses related primarily to the change in fair value of the natural gas contracts. These unrealized losses were partially offset by unrealized gains on foreign currency contracts and interest rate swaps owned by one of the Company’s investees accounted for under the equity method of accounting.

During the first six months of 2005, other comprehensive income included a net gain due to derivatives of $4 million, net of tax. This gain was comprised of realized losses of $2 million and unrealized gains of $2 million. The realized losses primarily related to the settlement during the period of natural gas and foreign currency contracts and the settlement of interest rate swaps owned by one of the Company’s investees accounted for under the equity method of accounting. The unrealized gains related primarily to the change in fair value of the natural gas contracts and foreign currency contracts. These unrealized gains were partially offset by unrealized losses on interest rate swaps owned by the equity investee.

In November 2002, PPG entered into a one-year renewable equity forward arrangement with a bank in order to partially mitigate the impact of changes in the fair value of PPG stock that is to be contributed to the asbestos settlement trust as discussed in Note 16. This instrument, which has been renewed annually, is recorded at fair value as an asset or liability and changes in the fair value of this instrument are reflected in “Asbestos settlement – net” in the condensed consolidated statement of income. The fair value of this instrument as of June 30, 2006 and December 31, 2005 was a current asset of $17 million and $10 million, respectively. PPG recorded income of $2 million and $7 million for the three and six months ended June 30, 2006, respectively, and expense of $8 million and $5 million for the three and six months ended June 30, 2005, respectively, for the change in fair value of this instrument.

13. Cash Flow Information

Cash payments for interest were $52 million and $44 million for the six months ended June 30, 2006 and 2005, respectively. Net cash payments for income taxes for the six months ended June 30, 2006 and 2005 were $161 million and $202 million, respectively.

14. Business Segment Information

Business segment net sales and operating income for the three and six months ended June 30, 2006 and 2005 were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
	(Millions)
Net sales:
Coatings	$1,579	$1,450	$3,019	$2,782
Glass	611	581	1,176	1,135
Chemicals	634	625	1,267	1,232

Total (a)	$2,824	$2,656	$5,462	$5,149

Operating income:
Coatings (b)	$272	$210	$439	$219
Glass (c)	48	52	80	93
Chemicals	137	152	265	307

Total	457	414	784	619
Interest expense – net	(18)	(17)	(35)	(34)
Asbestos settlement – net	(8)	(3)	(17)	(12)
Compensation cost associated with stock options (Note 15)	(8)	(8)	(15)	(15)
Other unallocated corporate expense – net (d)	(18)	(26)	(43)	(53)

Income before income taxes and minority interest	$405	$360	$674	$505

(a)	Intersegment net sales for the three and six months ended June 30, 2006 and 2005 were not material.
(b)	Coatings operating income for the three months ended June 30, 2006 included pretax earnings of $28 million for insurance recoveries and pretax charges of $2 million for business restructuring, consisting of severance costs. Coatings operating income for the six months ended June 30, 2006 included pretax earnings of $28 million for insurance recoveries and pretax charges of $35 million for business restructuring, including severance costs of $33 million and loss on asset impairments of $2 million. Coatings operating income for the six months ended June 30, 2005, included a pretax charge of $150 million related to the legal settlement with Marvin Windows & Doors (“Marvin”) discussed in Note 16, “Commitments and Contingent Liabilities.”
(c)	Glass operating income for the six months ended June 30, 2006 included pretax charges of $2 million for business restructuring, consisting of severance costs.
(d)	Other unallocated corporate expense – net for the three and six months ended June 30, 2005 included a pretax charge of $19 million for debt refinancing costs.

15. Stock-Based Compensation

The Company’s stock-based compensation includes stock options, restricted stock units (“RSUs”) and annual grants of contingent shares that are earned based on achieving targeted levels of total shareholder return. On April 20, 2006, the PPG Industries, Inc. Omnibus Incentive Plan (“PPG Omnibus Plan”) was approved by shareholders of the Company. The PPG Omnibus Plan consolidated into one plan several of the Company’s previously existing compensatory plans providing for equity-based and cash incentive awards to certain of the Company’s employees, directors and consultants. Effective April 20, 2006, all grants of stock options, RSUs and contingent shares are made under the PPG Omnibus Plan. The provisions of the PPG Omnibus Plan do not modify the terms of awards that were granted under the Company’s previously existing compensatory plans.

Total stock-based compensation cost was $10 million and $18 million for the three and six months ended June 30, 2006, respectively, and $23 million and $46 million for the three and six months ended June 30, 2005, respectively. Stock-based compensation cost for the three and six months ended June 30, 2005 includes $14 million and $28 million, respectively, for amounts paid under the Company’s incentive compensation and management award plans, which allowed for payment partially in PPG common stock in 2005. These plans no longer allow for payment in PPG common stock, and therefore are not included in the amount of total stock-based compensation cost in 2006. The total income tax benefit recognized in the income statement related to the stock-based compensation was $3 million and $6 million for the three and six months ended June 30, 2006, respectively, and $9 million and $18 million for the three and six months ended June 30, 2005, respectively.

Stock Options

PPG has outstanding stock option awards that have been granted under two stock option plans, the PPG Industries, Inc. Stock Plan (“PPG Stock Plan”) and the PPG Industries, Inc. Challenge 2000 Stock Plan (“PPG Challenge 2000 Stock Plan”). Under the PPG Stock Plan, certain employees of the Company have been granted options to purchase shares of common stock at prices equal to the fair market value of the shares on the date the options were granted. The options are generally exercisable beginning from six to 48 months after being granted and have a maximum term of 10 years. Upon exercise of a stock option, shares of Company stock are issued from treasury stock. The PPG Stock Plan includes a restored option provision for options granted prior to January 1, 2003 that allows an optionee to exercise options and satisfy the option price by certifying ownership of mature shares of PPG common stock with equivalent market value. Shares available for future grants under the PPG Stock Plan were 8,561,989 and 9,557,678 as of June 30, 2006 and December 31, 2005, respectively.

On July 1, 1998, under the PPG Challenge 2000 Stock Plan, the Company granted to substantially all active employees of the Company and its majority owned subsidiaries the option to purchase 100 shares of common stock at its then fair market value of $70 per share. The options became exercisable on July 1, 2003 and expire on June 30, 2008.

The fair value of stock options issued to employees is measured on the date of grant and is recognized as expense over the requisite service period. PPG estimates the fair value of stock options using the Black-Scholes option pricing model. The risk-free interest rate is determined by using the U.S. Treasury yield curve at the date of the grant and using a maturity equal to the expected life of the option. The expected life of options is calculated using the average of the vesting term and the maximum term, as prescribed by SEC Staff Accounting Bulletin No. 107, “Share-Based Payment”. The expected dividend yield and volatility are based on historical stock prices and dividend amounts over past time periods equal in length to the expected life of the options. The fair value of each grant was calculated with the following weighted average assumptions:

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Risk free interest rate	5.0%	3.6%	4.7%	3.8%
Expected life of option in years	3.5	3.1	5.6	4.4
Expected dividend yield	3.0%	3.1%	3.1%	3.1%
Expected volatility	19.0%	24.1%	25.4%	26.9%

The weighted average fair value of options granted was $13.64 per share and $14.21 per share during the six months ended June 30, 2006 and 2005, respectively.

A summary of stock options outstanding and exercisable as of June 30, 2006 and activity for the three and six months then ended is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Intrinsic Value (in millions)
Outstanding, January 1, 2006	11,738,018	$59.91	4.8	$31
Granted	811,229	$59.98
Exercised	(257,343)	$52.22
Forfeited/Expired	(331,712)	$66.30

Outstanding, March 31, 2006	11,960,192	$59.91	5.0	$65
Granted	210,510	$67.70
Exercised	(596,629)	$56.40
Forfeited/Expired	(40,900)	$64.84

Outstanding, June 30, 2006	11,533,173	$60.21	4.8	$81

Exercisable, June 30, 2006	8,101,334	$59.36	3.7	$64

At June 30, 2006, there was $21 million of total unrecognized compensation cost related to outstanding stock options that have not yet vested. This cost is expected to be recognized as expense over a weighted average period of 1.1 years.

The following table presents stock option activity for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
	(Millions)
Total intrinsic value of stock options exercised	$7	$7	$9	$41
Cash received from stock option exercises	21	13	29	136
Income tax benefit from the exercise of stock options	1	2	1	4
Total fair value of stock options vested	—	5	1	6

Restricted Stock Units

Beginning in 2005, comparable long-term incentive value has been delivered to selected key management employees by reducing reliance on stock options and incorporating RSUs, which have either time or performance-based vesting features. The fair value of an RSU is equal to the market value of a share of stock on the date of grant. Time-based RSUs vest over the three-year period following the date of grant, unless forfeited, and will be paid out in the form of stock, cash or a combination of both at the end of the three-year vesting period. Performance-based RSUs vest based on achieving specific annual performance targets for earnings per share growth and cash flow return on capital over the three-year period following the date of grant. Unless forfeited, the performance-based RSUs will be paid out in the form of stock, cash or a combination of both at the end of the three-year vesting period if PPG meets the performance targets. The actual award for performance-based vesting may range from 0% to 150% of the original grant, as 50% of the grant vests in each year that targets are met during the three-year period. If the designated performance targets are not met in any of the three years in an award period, no payout will be made on the performance-based RSUs. For the purposes of expense recognition, we have assumed that the performance-based RSUs granted in 2005 and 2006 will vest at the 100% level. The performance target for 2005 for the 2005-2007 grant was achieved.

The following table summarizes RSU activity under the long-term incentive plan for the three and six months ended June 30, 2006:

	Number of Shares	Weighted Average Fair Value	Intrinsic Value (in millions)
Outstanding, January 1, 2006	236,100	$71.46	$14
Granted	250,623	$59.63
Forfeited	(990)	$71.88

Outstanding, March 31, 2006	485,733	$65.36	$31
Granted	—	—
Forfeited	(2,550)	$66.40

Outstanding, June 30, 2006	483,183	$65.36	$32

There was $20 million of total unrecognized compensation cost related to nonvested RSUs outstanding as of June 30, 2006. This cost is expected to be recognized as expense over a weighted average period of 1.7 years.

Contingent Share Grants

The Company also provides grants of contingent shares that will be earned based on PPG total shareholder return over the three-year term following the date of grant. Contingent share grants (“TSR”) are made annually and are paid out at the end of each three-year period if the company achieves target performance. Performance is measured by determining the percentile rank of the total shareholder return of PPG Common Stock (stock price plus accumulated dividends) in relation to the total shareholder return of the S&P 500 and of the Basic Materials sector of the S&P 500. Compensation expense is recognized over the three-year award period based on fair value, giving consideration to the Company’s percentile rank of total shareholder return. The payment of awards following the three-year award period will be based in accordance with the scale set forth in the plan agreement and may range from 0% to 220% of the initial grant. A payout of 100% is earned if the target performance is achieved. Contingent share awards earn dividend equivalents during the three-year award period, which are credited to participants in the form of Common Stock Equivalents. Any payments made at the end of the award period may be in the form of stock, cash or a combination of both. The TSR awards qualify as liability awards, and expense will be recognized over the award period based on the fair value of the awards as remeasured in each reporting period until settlement of the awards.

As of June 30, 2006, there was $6 million of total unrecognized compensation cost related to outstanding TSR awards based on the current estimate of fair value. This cost is expected to be recognized as expense over a weighted average period of 2.0 years.

16. Commitments and Contingent Liabilities

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

On October 19, 2005, PPG entered into a settlement agreement to settle the federal glass class action antitrust case in order to avoid the ongoing expense of this protracted case, as well as the risks and uncertainties associated with complex litigation involving jury trials. Pursuant to the settlement agreement, PPG agreed to pay $60 million, which was deposited in escrow, and agreed to bear up to $500,000 in settlement administration costs. The U.S. District Court entered an order on February 7, 2006, approving the settlement, and the funds were released from escrow. This order is no longer appealable. As a result of the settlement, PPG also paid $900,000 pursuant to a preexisting contractual obligation to a plaintiff that did not participate in the federal glass class action antitrust case. Finally, independent state court cases remain pending in California and Tennessee involving claims that are not included in the settlement of the federal glass class action antitrust case. Notwithstanding that PPG settled the federal glass class action antitrust case, PPG’s management continues to believe that there was no wrongdoing on the part of the Company and also believes that PPG has meritorious defenses to the independent state court cases. PPG is currently engaged in discussions concerning potential settlement of the California and Tennessee cases.

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

Beginning in April 1994, the Company was a defendant in a suit filed by Marvin alleging numerous claims, including breach of warranty. All of the plaintiff’s claims, other than breach of warranty, were dismissed. However, on February 14, 2002, a federal jury awarded Marvin $136 million on the remaining claim. Subsequently, the court added $20 million for interest bringing the total judgment to $156 million. PPG appealed that judgment and the appeals court heard the parties’ arguments on June 9, 2003. On March 23, 2005, the appeals court ruled against PPG. Subsequent to the ruling by the court, PPG and Marvin agreed to settle this matter for $150 million and PPG recorded a charge for that amount in the first quarter of 2005, which is included in “Other (earnings) charges – net” in the accompanying condensed consolidated statement of income for the six months ended June 30, 2005. PPG paid the settlement on April 28, 2005. PPG subsequently received $51 million in insurance recoveries related to this settlement; of which $28 million and $33 million is included in “Other (earnings) charges – net” for the three and six months ended June 30, 2006, respectively, and the remainder was received in the third quarter of 2005.

For over thirty years, PPG has been a defendant in lawsuits involving claims alleging personal injury from exposure to asbestos. As of June 30, 2006, PPG was one of many defendants in numerous asbestos-related lawsuits involving approximately 116,000 claims. Most of PPG’s potential exposure relates to allegations by plaintiffs that PPG should be liable for injuries involving asbestos-containing thermal insulation products manufactured and distributed by Pittsburgh Corning Corporation (“PC”). PPG and Corning Incorporated are each 50% shareholders of PC. PPG has denied responsibility for, and has defended, all claims for any injuries caused by PC products.

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

The Bankruptcy Court heard oral arguments on the contested items on November 17-18, 2004. At the conclusion of the hearing, the Bankruptcy Court agreed to consider certain post-hearing written submissions. In a further development, on February 2, 2005, the Bankruptcy Court established a briefing schedule to address whether certain aspects of a decision of the U.S. Third Circuit Court of Appeals in an unrelated case have any applicability to the PC plan of reorganization. The Bankruptcy Court heard oral arguments on the briefs on March 16, 2005, but has yet to render any decision. At the status conference on April 15, 2005, the Bankruptcy Court judge stated her intention to rule on the confirmability of the current PC plan of reorganization. Subsequently, at the December 13, 2005, omnibus hearing, the Bankruptcy Court judge indicated that she intended to rule on the confirmability of the PC plan of reorganization prior to the omnibus hearing that was scheduled for February 28, 2006. The Bankruptcy Court did not rule on the confirmability of the PC plan of reorganization at that hearing, but stated that she was prepared to rule in the near future provided certain amendments were made to the plan. Those amendments were filed, as directed, on March 17, 2006. Objections to the amendments were filed by certain parties on or before the April 7, 2006 deadline set by the Bankruptcy Court. Responses to the objections were filed by PPG and Corning on April 13, 2006. The Bankruptcy Court judge considered the amendments at a status conference held on April 25, 2006, and stated that the amendments filed by the plan proponents were in compliance with her request at the February 28, 2006 hearing, and that the Court was prepared to rule on the confirmability of the plan. In response to their request, the parties that objected to the amendments were given until May 31 to file supplemental briefs, with the plan proponents and plan supporters given until June 30 to respond. These briefs were filed, and argument on these briefs was heard at the July 21, 2006 omnibus hearing. After hearing such argument, the Bankruptcy Court judge indicated that a ruling on the confirmability of the PC plan of reorganization might be issued by the September 26, 2006 omnibus hearing, or sometime thereafter. PPG currently believes the Third Circuit Court of Appeals’ decision should not adversely affect the eventual confirmability of a plan of reorganization for PC incorporating the terms of the PPG Settlement Arrangement.

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

The channeling injunction would not extend to claims against PPG alleging injury caused by asbestos on premises owned, leased or occupied by PPG (so called “premises claims”), or claims alleging property damage resulting from asbestos. There are no property damage claims pending against PPG or its subsidiaries. Approximately 7,000 of the 116,000 claims currently pending against PPG and its subsidiaries are premises claims. PPG believes that it has adequate insurance for the asbestos claims that would not be covered by any channeling injunction and that any financial exposure resulting from such claims will not have a material effect on PPG’s consolidated financial position, liquidity or results of operations. Historically, many of PPG’s premises claims had been resolved without payment from PPG. Prior to the entry of the stay of asbestos litigation entered by the Bankruptcy Court in connection with PC’s Chapter 11 Bankruptcy filing, PPG had paid in the aggregate about $7 million to settle approximately 1,100 premises claims, virtually all of which had been covered by PPG’s insurers. Certain claimants that have alleged premises claims currently pending against PPG have recently moved the Bankruptcy Court for an order lifting the stay as to their claims. The Bankruptcy Court has not granted these creditors’ motions, but did direct PPG and the claimants to engage in good faith negotiations toward the potential settlement of the premises claims at issue. As a result of those negotiations, PPG and its primary insurers have agreed to settle approximately 80 premises claims, and remain in settlement negotiations in connection with another approximately 350 claims. PPG’s insurers have agreed to provide insurance coverage for a major portion of the payments made in connection with these settlements. PPG has accrued the portion of the settlement and proposed settlement amounts not covered by insurance in the quarter ended June 30, 2006. Premises claims that have not been resolved remain subject to the stay.

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

In the second quarter of 2002, an initial charge of $772 million was recorded for the estimated cost of the PPG Settlement Arrangement which included the net present value as of December 31, 2002, using a discount rate of 5.5% of the aggregate cash payments of approximately $998 million to be made by PPG to the Trust. That amount also included the carrying value of PPG’s stock in Pittsburgh Corning Europe, the fair value as of June 30, 2002 of 1,388,889 shares of

PPG common stock and $30 million in legal fees of the Trust to be paid by PPG, which together with the first payment originally scheduled to be made to the Trust on June 30, 2003, were reflected in the current liability for PPG’s asbestos settlement in the balance sheet as of June 30, 2002. The net present value at that date of the remaining payments of $566 million was recorded in the noncurrent liability for asbestos settlement. The following table summarizes the impact on our income statement for the three and six months ended June 30, 2006 and 2005 resulting from the PPG Settlement Arrangement including the change in fair value of the stock to be transferred to the asbestos settlement trust and the equity forward instrument (see Note 12, “Derivative Financial Instruments”) and the increase in the net present value of the future payments to be made to the Trust.

	Three Months Ended June 30		Six Months Ended June 30
Increase (decrease) in expense:	2006	2005	2006	2005
	(Millions)
Change in fair value:
PPG stock	$4	$(12)	$12	$(7)
Equity forward instrument	(2)	8	(7)	5
Accretion of asbestos liability	6	7	12	14

Asbestos settlement – net expense	$8	$3	$17	$12

The fair value of the equity forward instrument was $17 million and $10 million as of June 30, 2006 and December 31, 2005, respectively, and was included as an other current asset in the accompanying condensed consolidated balance sheet. Payments under the fixed payment schedule require annual payments that are due each June. The current portion of the asbestos settlement liability included in the accompanying condensed consolidated balance sheet as of June 30, 2006, consists of all such payments required through June 2007, the fair value of PPG’s common stock and the carrying value of PPG’s stock in Pittsburgh Corning Europe to be contributed to the Trust and legal fees and expenses. The amount due June 30, 2008, of $28 million and the net present value of the remaining payments is included in the long-term asbestos settlement liability in the accompanying condensed consolidated balance sheet. For 2006, accretion expense associated with the asbestos liability will be approximately $6 million per quarter.

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

It is PPG’s policy to accrue expenses for environmental contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Reserves for environmental contingencies are exclusive of claims against third parties and are generally not discounted. As of June 30, 2006 and December 31, 2005, PPG had reserves for environmental contingencies totaling $108 million and $94 million, respectively. Pretax charges against income for environmental remediation costs for the three and six months ended June 30, 2006 totaled $13 million and $27 million, respectively, and $3 million and $7 million, respectively, for the three and six months ended June 30, 2005, and are included in “Other (earnings) charges – net” in the accompanying condensed consolidated statement of income. Cash outlays related to such environmental remediation aggregated $3 million and $13 million, respectively, for the three and six months ended June 30, 2006 and $4 million and $7 million, respectively, for the three and six months ended June 30, 2005.

Management anticipates that the resolution of the Company’s environmental contingencies will occur over an extended period of time. Over the past 15 years the pretax charges against income have ranged between $10 million and $49 million per year. It is reasonably possible that technological, regulatory and enforcement developments, the results of environmental studies and other factors, particularly as the work at a former chromium manufacturing plant site located in Jersey City, NJ and at the Calcasieu River estuary located near our Lake Charles, LA chemicals plant continues to progress, could result in higher charges against income for environmental remediation in the remainder of 2006. In management’s opinion, the Company operates in an environmentally sound manner and the outcome of the Company’s environmental contingencies will not have a material effect on PPG’s financial position or liquidity; however, any such outcome may be material to the results of operation of any particular period in which costs, if any, are recognized.

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

In New Jersey, PPG continues to perform its obligations under an Administrative Consent Order (“ACO”) with the New Jersey Department of Environmental Protection (“NJDEP”) including an active, ongoing remedial investigation/feasibility study of its former chromium manufacturing location in Jersey City, which is expected to be completed in 2007. In the second half of 2006, PPG expects to submit to the NJDEP a feasibility study work plan which will address certain interim remedial measures for its former chromium manufacturing location in Jersey City that would be undertaken to evaluate available remediation technology alternatives and to remediate a portion of the site. Since 1990, PPG has remediated 47 of 61 residential and nonresidential sites under the ACO. It will take several more years to complete remediation activity on the 14 remaining ACO sites, including the former chromium plant site. In May 2005, the NJDEP filed a complaint against PPG and two other former chromium producers seeking to charge the three companies with the cleanup costs for an additional 53 sites where the source of chromium contamination is not known. This case is in its early stages.

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

As a result of these activities in New Jersey and Louisiana, it is reasonably possible that pretax charges against income for environmental remediation costs may be taken in the third or fourth quarter of 2006 that could be material to the results of operations for the period in which the charge is taken.

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

The impact of evolving programs, such as natural resource damage claims, industrial site reuse initiatives and state remediation programs, also adds to the present uncertainties with regard to the ultimate resolution of this unreserved exposure to future loss. The Company’s assessment of the potential impact of these environmental contingencies is subject to considerable uncertainty due to the complex, ongoing and evolving process of investigation and remediation, if necessary, of such environmental contingencies, and the potential for technological and regulatory developments.

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

The Company accrues for product warranties at the time the products are sold based on historical claims experience. As of June 30, 2006 and December 31, 2005, the reserve for product warranties was $4 million. Pretax charges against income for product warranties and the related cash outlays were not material for the three and six months ended June 30, 2006 and 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Performance in Second Quarter of 2006 Compared to Second Quarter of 2005

Performance Overview

Sales increased 6% for the second quarter of 2006 to $2,824 million compared to $2,656 million for the second quarter of 2005. Increases in selling prices, primarily in our coatings and chemicals business segments, increased sales by 2% and increases in volumes, primarily in our coatings and glass business segments which more than offset volume declines in our chlor-alkali products, accounted for an increase in sales of 2%. Sales of acquired businesses resulted in a 1% increase and the positive effects of foreign currency translation accounted for an additional 1% increase.

Gross profit in the second quarter 2006 increased $71 million due principally to higher sales. The gross profit percentage increased to 38.1% for the second quarter of 2006 compared to 37.9% for the second quarter of 2005. The benefits realized from higher selling prices, the favorable mix of sales volume growth and improved manufacturing efficiencies, primarily in our glass and coatings segments, increased our gross profit percentage. Inflation, primarily higher raw material costs, lowered our gross profit percentage.

Net income and earnings per share – assuming dilution for the second quarter of 2006 were $280 million and $1.68, respectively, compared to $231 million and $1.34, respectively, for the second quarter of 2005. Net income for the second quarter of 2006 included aftertax earnings of $12 million, or 7 cents a share, for litigation related insurance recoveries in excess of litigation related costs, and an aftertax charge of $4 million, or 3 cents a share, to reflect the net increase in the current value of the Company’s obligation under the asbestos settlement agreement. Net income for the second quarter of 2005 included aftertax charges of $12 million, or 7 cents a share, for debt refinancing costs and $2 million, or 1 cent a share, to reflect the net increase in the current value of the Company’s obligation under the asbestos settlement agreement.

Net income for the second quarter of 2006 compared to the second quarter of 2005 was $49 million higher. The increase in net income was due to increased selling prices, the favorable mix of sales volume growth, the lower effective tax rate, litigation related insurance recoveries in excess of litigation related costs and the absence of the negative impact of the debt refinancing costs recorded in 2005. The negative impact of inflation, primarily raw material costs; higher overhead expenses, primarily related to growth initiatives and higher advertising expense; and higher environmental expense decreased net income for the second quarter of 2006.

Performance of Business Segments

Coatings sales increased 9% to $1,579 million for the second quarter of 2006 compared to $1,450 million for the second quarter of 2005. Sales increased 4% due to improved sales volumes, especially in Europe and Asia and in architectural coatings, and 3% due to increased selling prices across all of our coatings businesses. Sales from acquisitions added 1%, and the positive impact of foreign currency translation increased sales 1%. Operating income was $272 million for the second quarter of 2006 compared to $210 million for the same quarter in 2005. Factors increasing operating income were the higher selling prices and improved volumes mentioned above, as well as lower manufacturing costs and higher other income, due primarily to the favorable impact of litigation related insurance recoveries. These increases were partially offset by the negative impact of inflation, primarily higher raw material costs, and higher overhead expenses, mostly related to growth initiatives in architectural coatings.

Glass sales increased 5% to $611 million for the second quarter of 2006 compared to $581 million for the second quarter of 2005. The sales increase was due to improved volumes across most of our glass businesses resulting from a combination of organic growth and acquisitions. Operating income was $48 million for the second quarter of 2006 compared to $52 million for the same quarter of 2005. Operating income decreased due to the negative impact of inflation, largely higher raw material costs, lower equity earnings and litigation related costs. These reductions were substantially offset by the benefits of higher sales volumes, improved manufacturing efficiencies and lower overhead costs.

Chemicals sales increased 1% to $634 million for the second quarter of 2006 compared to $625 million for the second quarter of 2005. Sales increased 3% due to higher selling prices, primarily for chlor-alkali products, and 1% due to acquisitions. Sales decreased 3% due to lower volumes, as improved volumes in our optical business were more than offset by reduced volumes in chlor-alkali products. Operating income was $137 million for the second quarter of 2006 compared to $152 million for the same quarter in 2005. Factors decreasing operating income were inflation, higher environmental charges, increased optical advertising expense and higher manufacturing costs. These decreases were partially offset by the impact of the higher selling prices discussed above and improvements in the margin mix of sales.

Performance in the First Six Months of 2006 Compared to First Six Months of 2005

Performance Overview

Sales increased 6% for the first six months of 2006 to $5,462 million compared to $5,149 million for the first six months of 2005. Increases in selling prices, primarily in our coatings and chemicals business segments, increased sales by 3%, and increases in volumes, primarily in our coatings and glass business segments which more than offset volume declines in our chlor-alkali products, accounted for an increase in sales of 2%. Additionally a 1% increase is due to sales from acquisitions.

Gross profit in the first six months of 2006 increased $83 million due to higher sales. The gross profit percentage decreased to 37.1% for the first six months of 2006 compared to 37.7% for the first six months of 2005. Inflation, primarily higher raw material and energy costs, lowered our gross profit percentage. The benefits realized from higher selling prices, the favorable mix of sales volume growth and improved manufacturing efficiencies across all of our business segments, increased our gross profit percentage.

Net income and earnings per share – assuming dilution for the first six months of 2006 were $464 million and $2.79, respectively, compared to $326 million and $1.89, respectively, for the first six months of 2005. Net income for the first six months of 2006 included aftertax earnings of $12 million, or 7 cents a share, for litigation related insurance recoveries in excess of litigation related costs and aftertax charges of $23 million, or 14 cents a share, for business restructuring and $10 million, or 6 cents a share, to reflect the net increase in the current value of the Company’s obligation under the asbestos settlement agreement. Net income for the first six months of 2005 included aftertax charges of $91 million, or 52 cents a share, for a legal settlement; $12 million, or 7 cents a share, for debt refinancing costs; and $7 million, or 4 cents a share, to reflect the net increase in the current value of the Company’s obligation under the asbestos settlement agreement.

Net income for the first six months of 2006 compared to the first six months of 2005 was $138 million higher. The increase in net income was due to the favorable impact of the 2006 litigation related insurance recoveries in excess of litigation related costs, increased selling prices, improved manufacturing efficiencies, the favorable mix of sales volume growth and the absence of the 2005 legal settlement and debt refinancing costs. Factors which decreased net income for the second quarter of 2006 included the negative impact of inflation, primarily raw material and energy costs; restructuring charges; higher environmental expense; and increased overhead expenses, primarily related to growth initiatives in architectural coatings and higher advertising expense in optical products.

Performance of Business Segments

Coatings sales increased 9% to $3,019 million for the first six months of 2006 compared to $2,782 million for the first six months of 2005. Sales increased 5% due to improved sales volumes, especially in Europe and Asia and in architectural coatings; 3% due to increased selling prices across all of our coatings businesses; and 1% due to acquisitions. Operating income was $439 million for the first six months of 2006 compared to $219 million for the same period in 2005. Factors increasing operating income include the absence of the $150 million legal settlement recorded in 2005 net of the related insurance recoveries in 2006, higher selling prices and improved volumes. Factors decreasing operating income were inflation, primarily higher raw material costs, and the impact of business restructuring.

Glass sales increased 4% to $1,176 million for the first six months of 2006 compared to $1,135 million for the first six months of 2005. This sales increase was due to improved volumes across most glass businesses resulting from a combination of organic growth and acquisitions. Pricing and foreign currency translation remained relatively flat. Operating income was $80 million for the first six months of 2006 compared to $93 million for the same period of 2005. Operating income decreased due to the negative impact of inflation, including higher energy costs, and weaker margin sales mix. These reductions were only partially offset by the benefits of improved manufacturing efficiencies.

Chemicals sales increased 3% to $1,267 million for the first six months of 2006 compared to $1,232 million for the first six months of 2005. Sales increased 5% due to higher selling prices, primarily for chlor-alkali products, and 1% due to acquisitions. Sales decreased 3% due to lower volumes, as improved volumes in our optical business were more than offset by reduced volumes in chlor-alkali products. Operating income was $265 million for the first six months of 2006 compared to $307 million for the same period in 2005. Factors decreasing operating income were inflation, including higher energy and ethylene costs, increased environmental charges, higher optical advertising expense and lower sales volume. These decreases were partially offset by the impact of the higher selling prices discussed above.

Other Factors

The increase in “Other (earnings) charges – net” in the accompanying condensed consolidated statement of income for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 is principally due to the impact of the litigation related insurance recoveries in excess of litigation related costs recorded in the quarter. The increase in “Other (earnings) charges – net” in the accompanying condensed consolidated statement of income for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005 is principally related to the net impact of the absence of the $150 million legal settlement recorded in 2005 and the litigation related insurance recoveries in excess of litigation related costs recorded in 2006.

The tax rate on earnings for the three months ended June 30, 2006 was 26.4%, which includes a one-time benefit relating to the settlement with the Internal Revenue Service (“IRS”) of our tax returns for the years 2001-2003. This favorable benefit equates to about 13 cents a share. Our effective tax rate includes a tax cost of 39% on the litigation related insurance recoveries in excess of litigation related costs and a tax benefit of 39% on the adjustment to increase the current value of the Company’s obligation under the asbestos settlement agreement. Income tax expense of 31.5% was recognized on the remaining pretax earnings. The tax rate on earnings for the second quarter of 2005 was 31%.

The tax rate on earnings for the six months June 30, 2006 was 25.6%, which includes the benefit of a tax refund from Canada resulting from the favorable resolution in the first quarter of 2006 of a tax dispute dating back to 1997 and a tax benefit related to the settlement with the IRS of our tax returns for the years 2001-2003. Our effective tax rate includes tax benefits of 36% on the charge for business restructuring, a tax cost of 39% on the litigation related insurance recoveries in excess of litigation related costs and a tax benefit of 39% on the adjustment to increase the current value of the Company’s obligation under the asbestos settlement agreement. Income tax expense of 31.5% was recognized on the remaining pretax earnings. The tax rate on earnings for the first six months of 2005 was 28.8% comprised of tax benefits of 39% on the $150 million charge for a legal settlement, debt refinancing costs and the adjustment to increase the current value of the Company’s obligation under the asbestos settlement agreement. Income tax expense of 31.5% was recognized on the remaining pretax earnings in 2005.

Liquidity and Capital Resources

Cash from operating activities for the six months ended June 30, 2006 was $333 million compared with $270 million for the comparable period of 2005. Cash from operations and the Company’s debt capacity have been and are expected to continue to be sufficient to meet our operating requirements, to fund our capital spending including acquisitions, share repurchases and contributions to pension plans, to pay dividends to our shareholders and to pay amounts due under the asbestos settlement.

The funding requirements for our U.S. defined benefit pension plans are expected to change as a result of pending legislation currently being considered by the U.S. Congress. Despite the current uncertainty concerning these funding requirements, we do not expect to have a mandatory contribution to the U.S. defined benefit plans in 2006 or 2007. However, we are likely to make voluntary contributions between $100 million and $200 million to our U.S. defined benefit plans in the second half of 2006. We expect to make mandatory contributions to our non-U.S. plans in 2006 of approximately $20 million, of which approximately $10 million was contributed as of June 30, 2006.

New Accounting Standards

Note 2, “Newly Adopted Accounting Standards,” to the accompanying condensed consolidated financial statements describes the Company’s adoption of the revision to SFAS No. 123, “Share-Based Payment” and adoption of SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” Note 3, “Other New Accounting Standards,” to the accompanying condensed consolidated financial statements describes the Company’s expected impact of adopting FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.”

Commitments and Contingent Liabilities, including Environmental Matters

PPG is involved in a number of lawsuits and claims, both actual and potential, including some that it has asserted against others, in which substantial monetary damages are sought. See Part II, Item 1, “Legal Proceedings” of this Form 10-Q and Note 16, “Commitments and Contingent Liabilities,” to the accompanying condensed consolidated financial statements for a description of certain of these lawsuits, including a description of the proposed PPG Settlement Arrangement for asbestos claims announced on May 14, 2002. As discussed in Item 1 and Note 16, although the result of any future litigation of such lawsuits and claims is inherently unpredictable, management believes that, in the aggregate, the outcome of all lawsuits and claims involving PPG, including asbestos-related claims in the event the PPG Settlement Arrangement described in Note 16 does not become effective, will not have a material effect on PPG’s consolidated financial position or liquidity; however, any such outcome may be material to the results of operations of any particular period in which the costs, if any, are recognized.

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

On October 19, 2005, PPG entered into a settlement agreement to settle the federal glass class action antitrust case in order to avoid the ongoing expense of this protracted case, as well as the risks and uncertainties associated with complex litigation involving jury trials. Pursuant to the settlement agreement, PPG agreed to pay $60 million, which was deposited in escrow, and agreed to bear up to $500,000 in settlement administration costs. The U.S. District Court entered an order on February 7, 2006, approving the settlement, and the funds were released from escrow. This order is no longer appealable. As a result of the settlement, PPG also paid $900,000 pursuant to a preexisting contractual obligation to a plaintiff that did not participate in the federal glass class action antitrust case. Finally, independent state court cases remain pending in California and Tennessee involving claims that are not included in the settlement of the federal glass class action antitrust case. Notwithstanding that PPG settled the federal glass class action antitrust case, PPG’s management continues to believe that there was no wrongdoing on the part of the Company and also believes that PPG has meritorious defenses to the independent state court cases. PPG is currently engaged in discussions concerning potential settlement of the California and Tennessee cases.

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

Beginning in April 1994, the Company was a defendant in a suit filed by Marvin Windows and Doors (“Marvin”) alleging numerous claims, including breach of warranty. All of the plaintiff’s claims, other than breach of warranty, were dismissed. However, on February 14, 2002, a federal jury awarded Marvin $136 million on the remaining claim. Subsequently, the court added $20 million for interest bringing the total judgment to $156 million. PPG appealed that judgment and the appeals court heard the parties’ arguments on June 9, 2003. On March 23, 2005, the appeals court ruled against PPG. Subsequent to the ruling by the court, PPG and Marvin agreed to settle this matter for $150 million and PPG recorded a charge for that amount in the first quarter of 2005, which is included in “Other (earnings) charges - net” in the accompanying condensed consolidated statement of income. PPG paid the settlement on April 28, 2005. PPG subsequently received $51 million in insurance recoveries related to this settlement; of which $28 million and $33 million is included in “Other (earnings) charges - net” for the three and six months ended June 30, 2006, respectively, and the remainder was received in the third quarter of 2005.

It is PPG’s policy to accrue expenses for environmental contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Reserves for environmental contingencies are exclusive of claims against third parties and are generally not discounted. As of June 30, 2006 and December 31, 2005, PPG had reserves for environmental contingencies totaling $108 million and $94 million, respectively. Pretax charges against income for environmental remediation costs for the three and six months ended June 30, 2006 totaled $13 million and $27 million, respectively, and $3 million and $7 million, respectively, for the three and six months ended June 30, 2005, and are included in “Other (earnings) charges - net” in the accompanying condensed consolidated statement of income. Cash outlays related to such environmental remediation aggregated $3 million and $13 million, respectively, for the three and six months ended June 30, 2006 and $4 million and $7 million, respectively, for the three and six months ended June 30, 2005.

In addition to the amounts currently reserved, the Company may be subject to loss contingencies related to environmental matters estimated to be as much as $200 million to $400 million, which range is unchanged from the prior year end. Such unreserved losses are reasonably possible but are not currently considered to be probable of occurrence. Management anticipates that the resolution of the Company’s environmental contingencies will occur over an extended period of time. Over the past 15 years the pretax charges against income have ranged between $10 million and $49 million per year. It is reasonably possible that technological, regulatory and enforcement developments, the results of environmental studies and other factors, particularly as the work at a former chromium manufacturing plant site located in Jersey City, NJ and at the Calcasieu River estuary located near our Lake Charles, LA chemicals plant continues to progress, could result in higher charges against income for environmental remediation in the remainder of 2006. As a result of these activities in New Jersey and Louisiana, it is reasonably possible that pretax charges against income for environmental remediation costs may be taken in the third or fourth quarter of 2006 that could be material to the results of operations for the period in which the charge is taken. See Note 16, for an expanded description of certain of these environmental contingencies. In management’s opinion, the Company operates in an environmentally sound manner and the outcome of the Company’s environmental contingencies will not have a material effect on PPG’s financial position or liquidity; however, any such outcome may be material to the results of operations of any particular period in which costs, if any, are recognized.

Currency

During the first six months of 2006, the U.S. dollar weakened against certain of the currencies in the countries in which PPG operates, most notably against the euro, the British pound sterling and the Canadian dollar. The effects of translating the net assets of our operations denominated in non-U.S. currencies to the U.S. dollar increased consolidated net assets by $117 million from December 31, 2005 to June 30, 2006.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

PPG had non-U.S. dollar denominated debt of $508 million as of June 30, 2006 and $433 million as of December 31, 2005. The increase in these borrowings was principally due to the assumption of debt related to several businesses acquired during the second quarter of 2006 and the unfavorable effects of currency translation. A hypothetical weakening of the U.S. dollar by 10% against European currencies and by 20% against Asian and South American currencies would have resulted in unrealized translation losses of approximately $73 million as of June 30, 2006. Other than the item described above, there are no other material changes in the Company’s exposure to market risk from December 31, 2005.

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

On October 19, 2005, PPG entered into a settlement agreement to settle the federal glass class action antitrust case in order to avoid the ongoing expense of this protracted case, as well as the risks and uncertainties associated with complex litigation involving jury trials. Pursuant to the settlement agreement, PPG agreed to pay $60 million, which was deposited in escrow, and agreed to bear up to $500,000 in settlement administration costs. The U.S. District Court entered an order on February 7, 2006, approving the settlement, and the funds were released from escrow. This order is no longer appealable. As a result of the settlement, PPG also paid $900,000 pursuant to a preexisting contractual obligation to a plaintiff that did not participate in the federal glass class action antitrust case. Finally, independent state court cases remain pending in California and Tennessee involving claims that are not included in the settlement of the federal glass class action antitrust case. Notwithstanding that PPG settled the federal glass class action antitrust case, PPG’s management continues to believe that there was no wrongdoing on the part of the Company and also believes that PPG has meritorious defenses to the independent state court cases. PPG is currently engaged in discussions concerning potential settlement of the California and Tennessee cases.

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

For over thirty years, PPG has been a defendant in lawsuits involving claims alleging personal injury from exposure to asbestos. For a description of asbestos litigation affecting the Company and the terms and status of the proposed PPG Settlement Arrangement announced May 14, 2002, see Note 16, “Commitments and Contingent Liabilities.”

Over the past several years, the Company and others have been named as defendants in several cases in various jurisdictions claiming damages related to exposure to lead and remediation of lead-based coatings applications. PPG has been dismissed as a defendant from most of these lawsuits and has never been found liable in any of these cases.

A Notice of Violation (“NOV”) and notice of intent to issue a further NOV have been received from the State of North Carolina Department of Environment and Natural Resources by PPG’s Shelby, North Carolina fiber glass plant. The NOVs relate to non-compliant stack air emissions tests in 2005 conducted under the requirements of the Clean Air Act Title V Regulations. In PPG’s experience, matters such as these often can be resolved with penalty amounts below $100,000. However, PPG cannot predict the amount, if any, of any civil penalty that may be assessed for either of these matters.

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

Under the PPG Deferred Compensation Plan for Directors, each Director may elect to defer the receipt of all or any portion of the compensation paid to such Director for serving as a PPG Director. All deferred payments are held in the form of Common Stock Equivalents. Payments out of the deferred accounts are made in the form of Common Stock of the Company (and cash as to any fractional Common Stock Equivalent). In the second quarter of 2006, the Directors, as a group, were credited with 741 Common Stock Equivalents under this plan. The value of each Common Stock Equivalent, when credited, was $63.42.

The PPG Directors’ Common Stock Plan is now only applicable to two retired Directors. For one retired Director, the Common Stock Equivalents are converted to cash at the fair market value of the common stock and paid in cash. For the other retired Director, the Common Stock Equivalents are converted into and paid in Common Stock of the Company (and cash as to any fractional Common Stock Equivalent). In the second quarter of 2006, those two retired Directors received dividend equivalents in the form of 4 Common Stock Equivalents under this plan. The value of each Common Stock Equivalent, when credited, was $63.42.

The following table summarizes the Company’s stock repurchase activity for the three months in the period ended June 30, 2006:

Issuer Purchases of Equity Securities

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Programs
April 2006
Repurchase program	—		—	10,004,615
Other transactions(1)	39,191	$66.50	—	—
May 2006
Repurchase program	405,515	64.93	405,515	9,599,100
Other transactions(1)	174,593	68.08	—	—
June 2006
Repurchase program	340,500	63.87	340,500	9,258,600
Other transactions(1)	10,642	65.02	—	—

Total quarter ended June 30, 2006
Repurchase program	746,015	$64.46	746,015	9,258,600

Other transactions(1)	224,426	$67.66	—	—

(1)	Includes shares withheld or certified to in satisfaction of the exercise price and/or tax withholding obligation by holders of employee stock options who exercised options granted under the PPG Industries, Inc. Stock Plan.

Item 4. Submission of Matters to a Vote of Security Holders

The information set forth under “Item 4. Submission of Matters to a Vote of Security Holders” of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006, is incorporated herein by reference in its entirety.

Item 6. Exhibits

The following exhibits are filed as a part of, or incorporated by reference into, this Form 10-Q.

3	PPG Industries, Inc. Restated Articles of Incorporation, as amended, were filed as Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1995.

3.1	Statement with Respect to Shares, amending the Restated Articles of Incorporation effective April 21, 1998, was filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 1998.

3.2	PPG Industries, Inc. Bylaws, as amended and restated effective July 20, 2006, were filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 21, 2006.

4	Rights Agreement, dated as of February 19, 1998, was filed as Exhibit 4 to the Registrant’s Current Report on Form 8-K dated February 19, 1998.

4.1	Indenture, dated as of August 1, 1982, was filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated January 16, 1998.

4.2	First Supplemental Indenture, dated as of April 1, 1986, was filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated January 16, 1998.

4.3	Second Supplemental Indenture, dated as of October 1, 1989, was filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated January 16, 1998.

4.4	Third Supplemental Indenture, dated as of November 1, 1995, was filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated January 16, 1998.

4.5	Indenture, dated as of June 24, 2005, was filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 20, 2005.

*10	PPG Industries, Inc. Nonqualified Retirement Plan dated as of January 1, 1989, as amended February 21, 2002, was filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2001.

*10.1	PPG Industries, Inc. Supplemental Executive Retirement Plan II, as amended, was filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 1995.

*10.2	Form of Change in Control Employment Agreement was filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 1995.

*10.3	PPG Industries, Inc. Directors’ Common Stock Plan, as amended February 20, 2002, was filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003.

*10.4	PPG Industries, Inc. Deferred Compensation Plan for Directors, as amended and restated as of April 20, 2006, was filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.

*10.5	PPG Industries, Inc. Deferred Compensation Plan, as amended February 15, 2006, was filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2005.

*10.6	PPG Industries, Inc. Executive Officers’ Long Term Incentive Plan was filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 16, 2005.

*10.7	PPG Industries, Inc. Long Term Incentive Plan for Key Employees was filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 16, 2005.

*10.8	Form of TSR Share Award Agreement was filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated February 16, 2005.

*10.9	Form of Restricted Stock Unit Award Agreement was filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 15, 2005.

*10.10	PPG Industries, Inc. Executive Officers’ Annual Incentive Compensation Plan, as amended effective February 18, 2004, was filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2003.

*10.11	PPG Industries, Inc. Incentive Compensation and Deferred Income Plan for Key Employees, as amended February 15, 2006 was filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2005.

*10.12	PPG Industries, Inc. Management Award and Deferred Income Plan was filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002.

*10.13	PPG Industries, Inc. Stock Plan, dated as of April 17, 1997, as amended July 20, 2005, was filed as Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2005.

*10.14	Form of Non-Qualified Option Agreement was filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated February 15, 2005.

*10.15	Form of Non-Qualified Option Agreement for Directors was filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated February 15, 2005.

*10.16	Summary of Non-Employee Director Compensation and Benefits was filed as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2005.

*10.17	PPG Industries, Inc. Challenge 2000 Stock Plan was filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003.

*10.18	PPG Industries, Inc. Omnibus Incentive Plan was filed as Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.

†12	Computation of Ratio of Earnings to Fixed Charges for the Six Months Ended June 30, 2006 and for the Five Years Ended December 31, 2005.

†31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.
*	Management contracts, compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 601 of Regulation S-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PPG INDUSTRIES, INC. (Registrant)

Date:	August 1, 2006	By	/s/ W. H. Hernandez
W. H. Hernandez Senior Vice President, Finance (Principal Financial and Accounting Officer and Duly Authorized Officer)

PPG Industries Inc. and Consolidated Subsidiaries

Index to Exhibits

Exhibits

3	PPG Industries, Inc. Restated Articles of Incorporation, as amended, were filed as Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1995.

3.1	Statement with Respect to Shares, amending the Restated Articles of Incorporation effective April 21, 1998, was filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 1998.

3.2	PPG Industries, Inc. Bylaws, as amended and restated effective July 20, 2006, were filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 21, 2006.

4	Rights Agreement, dated as of February 19, 1998, was filed as Exhibit 4 to the Registrant’s Current Report on Form 8-K dated February 19, 1998.

4.1	Indenture, dated as of August 1, 1982, was filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated January 16, 1998.

4.2	First Supplemental Indenture, dated as of April 1, 1986, was filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated January 16, 1998.

4.3	Second Supplemental Indenture, dated as of October 1, 1989, was filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated January 16, 1998.

4.4	Third Supplemental Indenture, dated as of November 1, 1995, was filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated January 16, 1998.

4.5	Indenture, dated as of June 24, 2005, was filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 20, 2005.

*10	PPG Industries, Inc. Nonqualified Retirement Plan dated as of January 1, 1989, as amended February 21, 2002, was filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2001.

*10.1	PPG Industries, Inc. Supplemental Executive Retirement Plan II, as amended, was filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 1995.

*10.2	Form of Change in Control Employment Agreement was filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 1995.

*10.3	PPG Industries, Inc. Directors’ Common Stock Plan, as amended February 20, 2002, was filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003.

*10.4	PPG Industries, Inc. Deferred Compensation Plan for Directors, as amended and restated as of April 20, 2006, was filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.

*10.5	PPG Industries, Inc. Deferred Compensation Plan, as amended February 15, 2006, was filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2005.

*10.6	PPG Industries, Inc. Executive Officers’ Long Term Incentive Plan was filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 16, 2005.

*10.7	PPG Industries, Inc. Long Term Incentive Plan for Key Employees was filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 16, 2005.

*10.8	Form of TSR Share Award Agreement was filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated February 16, 2005.

*10.9	Form of Restricted Stock Unit Award Agreement was filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 15, 2005.

*10.10	PPG Industries, Inc. Executive Officers’ Annual Incentive Compensation Plan, as amended effective February 18, 2004, was filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2003.

*10.11	PPG Industries, Inc. Incentive Compensation and Deferred Income Plan for Key Employees, as amended February 15, 2006 was filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2005.

*10.12	PPG Industries, Inc. Management Award and Deferred Income Plan was filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002.

*10.13	PPG Industries, Inc. Stock Plan, dated as of April 17, 1997, as amended July 20, 2005, was filed as Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2005.

*10.14	Form of Non-Qualified Option Agreement was filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated February 15, 2005.

*10.15	Form of Non-Qualified Option Agreement for Directors was filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated February 15, 2005.

*10.16	Summary of Non-Employee Director Compensation and Benefits was filed as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2005.

*10.17	PPG Industries, Inc. Challenge 2000 Stock Plan was filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003.

*10.18	PPG Industries, Inc. Omnibus Incentive Plan was filed as Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.

†12	Computation of Ratio of Earnings to Fixed Charges for the Six Months Ended June 30, 2006 and for the Five Years Ended December 31, 2005.

†31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.
*	Management contracts, compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 601 of Regulation S-K.