Form 10-Q
period 2006-09-30
PPG INDUSTRIES INC
filed 2006-10-31
CIK 79879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2006	Commission File Number 1-1687

PPG INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	25-0730780
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One PPG Place, Pittsburgh, Pennsylvania	15272
(Address of principal executive offices)	(Zip Code)

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

As of September 30, 2006, 165,262,073 shares of the Registrant’s common stock, par value $1.66-2/3 per share, were outstanding.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Income (Unaudited)

(Millions, except per share amounts)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2006	2005	2006	2005
Net sales	$2,802	$2,547	$8,264	$7,696
Cost of sales, exclusive of depreciation and amortization	1,791	1,614	5,229	4,822

Gross profit	1,011	933	3,035	2,874

Other expenses (earnings):
Selling, general and administrative	500	437	1,455	1,348
Depreciation	85	84	251	256
Research and development	78	77	231	230
Interest	22	21	63	62
Amortization (Note 8)	13	8	32	24
Asbestos settlement – net (Note 16)	6	4	23	16
Business restructuring (Note 6)	—	—	37	—
Other charges (Note 16)	212	74	236	267
Other (earnings)	(38)	(27)	(100)	(89)

Total other expenses – net	878	678	2,228	2,114

Income before income taxes and minority interest	133	255	807	760
Income tax expense	25	77	198	222
Minority interest	18	21	55	55

Net income	$90	$157	$554	$483

Earnings per common share (Note 4)	$0.54	$0.93	$3.34	$2.83

Earnings per common share – assuming dilution (Note 4)	$0.54	$0.92	$3.33	$2.81

Dividends per common share	$0.48	$0.47	$1.43	$1.39

The accompanying notes to the condensed consolidated financial statements are an integral part of this consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheet (Unaudited)

	Sept. 30 2006	Dec. 31 2005
	(Millions)
Assets
Current assets:
Cash and cash equivalents	$316	$466
Receivables-net	2,240	1,871
Inventories (Note 7)	1,377	1,119
Other	614	563

Total current assets	4,547	4,019
Property (less accumulated depreciation of $5,761 million and $5,498 million)	2,412	2,304
Investments	336	311
Goodwill (Note 8)	1,319	1,166
Identifiable intangible assets (Note 8)	628	488
Other assets	531	393

Total	$9,773	$8,681

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt and current portion of long-term debt	$118	$101
Asbestos settlement (Note 16)	561	472
Accounts payable and accrued liabilities	2,075	1,776

Total current liabilities	2,754	2,349
Long-term debt	1,195	1,169
Asbestos settlement (Note 16)	327	385
Deferred income taxes	156	90
Other postretirement benefits	611	587
Other liabilities	1,117	940

Total liabilities	6,160	5,520

Commitments and contingent liabilities (Note 16)
Minority interest	130	108

Shareholders’ equity:
Common stock	484	484
Additional paid-in capital	392	352
Retained earnings	7,375	7,057
Treasury stock	(4,010)	(3,984)
Unearned compensation	(32)	(37)
Accumulated other comprehensive loss (Note 11)	(726)	(819)

Total shareholders’ equity	3,483	3,053

Total	$9,773	$8,681

The accompanying notes to the condensed consolidated financial statements are an integral part of this consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows (Unaudited)

	Nine Months Ended Sept. 30
	2006	2005
	(Millions)
Cash from operating activities	$675	$716

Investing activities:
Purchases of short-term investments	(861)	(1,872)
Proceeds from sales of short-term investments	861	1,922
Release of deposits held in escrow	67	—
Capital spending
Additions to property and long-term investments	(233)	(194)
Business acquisitions, net of cash balances acquired	(400)	(33)
Reductions of other property and investments	36	25

Cash used for investing activities	(530)	(152)

Financing activities:
Net change in borrowings with maturities of three months or less	(14)	—
Proceeds from other short-term debt	130	57
Repayment of other short-term debt	(161)	(47)
Proceeds from long-term debt	—	360
Repayment of long-term debt	(18)	(476)
Repayment of loans by employee stock ownership plan	5	5
Purchase of treasury stock	(51)	(501)
Issuance of treasury stock	36	138
Dividends paid	(237)	(238)

Cash used for financing activities	(310)	(702)

Effect of currency exchange rate changes on cash and cash equivalents	15	(32)

Net decrease in cash and cash equivalents	(150)	(170)
Cash and cash equivalents, beginning of period	466	659

Cash and cash equivalents, end of period	$316	$489

The accompanying notes to the condensed consolidated financial statements are an integral part of this consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Financial Statements

The condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position of PPG Industries, Inc. and subsidiaries (the “Company” or “PPG”) as of September 30, 2006, and the results of their operations for the three and nine months ended September 30, 2006 and 2005, and their cash flows for the nine months then ended. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in PPG’s Annual Report on Form 10-K for the year ended December 31, 2005.

The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

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

In December 2004, the FASB issued a revision to SFAS No. 123, “Share-Based Payment,” (“SFAS No. 123R”) which became effective January 1, 2006, and now requires that all stock-based compensation awards be expensed based on their fair value. PPG began expensing stock options effective January 1, 2004, and effective January 1, 2006, we adopted SFAS No. 123R using the modified prospective application transition method. Because the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, and SFAS No. 123R are materially consistent as they relate to our equity plans, the adoption of SFAS No. 123R did not have a material impact on PPG’s consolidated results of operations, financial position or liquidity. Prior to our adoption of SFAS No. 123R, the benefits of tax deductions in excess of recognized compensation costs were reported as an operating cash flow. SFAS No. 123R requires such excess tax benefits to be reported as a financing cash inflow. The adoption of SFAS No. 123R did not have a material impact on PPG’s operating or financing cash flows for the nine months ended September 30, 2006. See Note 15, “Stock-Based Compensation” for additional information.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” Under this new standard, a company must recognize a net liability or asset to report the funded status of its defined benefit pension and other postretirement benefit plans on its balance sheets. SFAS No. 158 does not change how pensions and other postretirement benefits are accounted for and reported in the income statement. The recognition and disclosure provisions of SFAS No. 158 are effective for public companies as of the end of the fiscal year ending after December 15, 2006. We are currently assessing the impact of SFAS No. 158 on our consolidated financial statements. However, based on the funded status of our defined benefit pension plans and other postretirement plans as of December 31, 2005 (our most recent measurement date), we would be required to increase our net liabilities for pension and other postretirement benefits, which would result in a decrease to shareholders’ equity of approximately $500 million, net of taxes. The actual may vary from the estimated impact of implementing this standard, as the ultimate amounts recorded will be dependent on a number of assumptions, including the discount rates in effect at December 31, 2006 and the actual rate of return of our pension assets for the year then ended. Changes in these assumptions since our last measurement date could increase or decrease the impact of adopting SFAS No. 158 on our consolidated financial statements at December 31, 2006.

4. Earnings Per Common Share

The following table presents the earnings per common share calculations for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
(Millions, except per share amounts)	2006	2005	2006	2005
Earnings per common share
Net income	$90	$157	$554	$483
Weighted average common shares outstanding	165.7	168.9	165.9	170.7

Earnings per common share	$0.54	$0.93	$3.34	$2.83

Earnings per common share - assuming dilution
Net income	$90	$157	$554	$483
Weighted average common shares outstanding	165.7	168.9	165.9	170.7
Effect of dilutive securities:
Stock options	0.7	0.5	0.5	0.8
Other stock compensation plans	0.2	0.6	0.2	0.6

Potentially dilutive common shares	0.9	1.1	0.7	1.4

Adjusted weighted average common shares outstanding	166.6	170.0	166.6	172.1

Earnings per common share - assuming dilution	$0.54	$0.92	$3.33	$2.81

There were 3.8 million and 4.0 million outstanding stock options for the three and nine months ended September 30, 2006, and 4.1 million and 3.7 million outstanding stock options for the three and nine months ended September 30, 2005, respectively, that were excluded from the computation of diluted earnings per share due to their antidilutive effect.

5. Acquisitions

During the nine months ended September 30, 2006, the Company made several acquisitions, primarily in our coatings and optical products businesses. The total cost of these acquisitions was $480 million, consisting of $400 million of cash and the assumption of $80 million of debt. In addition, certain of these acquisitions also provide for contingent payments and/or escrowed holdbacks that could result in future adjustments to the cost of the acquisitions.

During the third quarter of 2006, the Company acquired the performance coatings and finishes business of Ameron International Corporation, expanding PPG’s protective coatings business in Europe and Asia and enabling the Company to participate in the marine coatings market. The Company also acquired privately-held Sierracin Corporation, a U.S. supplier of advanced composite transparencies to the aerospace industry, and Spectra-Tone Paint Corporation, a U.S. architectural paint and coatings manufacturer. In addition, the Company acquired Australian-based Protec Pty. Ltd. and the assets of Fortec Paints Ltd., Protec’s New Zealand business. These businesses manufacture and distribute automotive refinish coatings and light industrial and high performance coatings.

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

The largest of the transactions completed during the nine months ended September 30, 2006 are the acquisition of the performance coatings and finishes businesses of Ameron International Corporation, the acquisitions of Sierracin Corporation and Intercast Europe, S.p.A., and the acquisition of the remaining 50% share of Dongju Industrial Co., Ltd., all described above.

The preliminary purchase price allocations related to the acquisitions made in 2006 resulted in an excess of purchase price over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed, which has been recorded as an addition to goodwill. The preliminary purchase price allocations are subject to adjustments over the twelve month period following the acquisitions as the Company finalizes valuations of acquired identifiable intangible assets and assumed defined benefit pension obligations and refines integration plans. Additionally, the preliminary purchase price allocation for these acquisitions has not assigned value to acquired in-process research and development for certain of the third quarter acquisitions, as it was not practicable to estimate the fair value of such projects given the timing of these acquisitions.

The following table summarizes the estimated fair value of assets acquired and liabilities assumed as reflected in the preliminary purchase price allocations recorded as of September 30, 2006.

(Millions)
Current assets	$302
Property, plant, and equipment	139
Goodwill	112
Other non-current assets	144

Total assets	697

Short-term debt	(69)
Current liabilities	(111)
Long-term debt	(11)
Long-term liabilities	(106)

Net assets	$400

During 2005, the Company made acquisitions at a cost totaling $91 million. The amount in 2005 relates primarily to four acquisitions. In the second quarter, the Company acquired the business of International Polarizer Holdings Trust, a privately held polarized film manufacturer for sun lens applications based in Marlborough, Massachusetts. In the third quarter, the Company acquired the business of Crown Coatings Industries, a privately held manufacturer of specialty wood coatings based in Singapore. In the fourth quarter, the Company acquired a network of 42 architectural coatings service centers from Iowa Paint Manufacturing. Also in the fourth quarter, the Company purchased the 30% minority interest in PPG Coatings (Hong Kong), which has a wholly-owned Chinese subsidiary engaged in the manufacture of automotive and industrial coatings.

6. Business Restructuring

During the first quarter of 2006, the Company finalized plans for certain actions to reduce its workforce and consolidate facilities. In the first quarter, the Company recorded a charge of $35 million for restructuring and other related activities, including severance costs of $33 million and loss on asset impairments of $2 million. In the second quarter of 2006, the remaining approvals were received related to additional severance actions and a cost of $4 million was accrued. In addition, $2 million of the cost accrued in the first quarter was reversed in the second quarter as a result of actions being completed at a cost that was less than the estimated amount accrued. It is expected that many of these restructuring actions will be completed by December 2006 and the remainder will be substantially completed by the end of the first quarter of 2007.

The following table summarizes the details through September 30, 2006.

	Severance Costs	Asset Impairments	Total Charge	Employees Covered
	(Millions, except no. of employees)
Coatings	$33	$2	$35	537
Glass	2	—	2	117

Total	$35	$2	$37	654
Activity	(22)	—	(22)	(423)

Balance	$13	$2	$15	231

7. Inventories

Inventories as of September 30, 2006 and December 31, 2005 are detailed below.

	Sept. 30 2006	Dec. 31 2005

	(Millions)
Finished products	$842	$667
Work in process	136	111
Raw materials	264	213
Supplies	135	128

Total	$1,377	$1,119

Most domestic and certain foreign inventories are valued using the last-in, first-out method. If the first-in, first-out method of inventory valuation had been used, inventories would have been $252 million and $203 million higher as of September 30, 2006 and December 31, 2005, respectively.

8. Goodwill and Other Identifiable Intangible Assets

The change in the carrying amount of goodwill attributable to each business segment for the nine months ended September 30, 2006 was as follows:

	Coatings	Glass	Chemicals	Total
	(Millions)
Balance, December 31, 2005	$1,051	$84	$31	$1,166
Goodwill from acquisitions	108	—	4	112
Currency translation	34	5	2	41

Balance, September 30, 2006	$1,193	$89	$37	$1,319

The carrying amount of acquired trademarks with indefinite lives as of September 30, 2006 and December 31, 2005 totaled $144 million.

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and are detailed below.

	Sept. 30, 2006			Dec. 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(Millions)
Acquired technology	$433	$(158)	$275	$362	$(142)	$220
Other	330	(121)	209	225	(101)	124

Balance	$763	$(279)	$484	$587	$(243)	$344

Aggregate amortization expense for the three and nine months ended September 30, 2006 related to these identifiable intangible assets, was $13 million and $32 million, respectively, and $8 million and $24 million, respectively for the three and nine months ended September 30, 2005. As of September 30, 2006, estimated future amortization expense of identifiable intangible assets is as follows: $14 million for the remaining quarter of 2006 and $57 million, $53 million, $51 million, $49 million and $45 million in 2007, 2008, 2009, 2010 and 2011, respectively.

9. Debt

In June 2005, the Company issued €300 million of 3.875% Senior Notes due 2015 (the “Euro Notes”). The proceeds from the Euro Notes were used to repay short-term commercial paper obligations incurred in June 2005 in connection with the purchase of $100 million of 6.5% notes due 2007, $159 million of 7.05% notes due 2009 and $16 million of 6.875% notes due 2012, as well as for general corporate purposes. In the second quarter of 2005, the Company recorded a pre-tax charge of $19 million ($12 million aftertax or 7 cents per share) for debt refinancing costs which is included in “Other charges” in the accompanying condensed consolidated statement of income for the nine months ended September 30, 2005.

The fixed rate notes that were retired in June 2005 had been converted to variable rate notes using interest rate swaps. As a result, the debt was reflected in the balance sheet at fair value through the inclusion of the impact of these derivatives on the debt. As a result of the early retirement of these debt instruments, $8 million of these fair value adjustments were recognized and included as a net reduction in the debt refinancing costs described above.

As of September 30, 2006, PPG held interest rate swaps that effectively convert $175 million of fixed rate notes to variable rates.

The Company had outstanding letters of credit of $70 million and guarantees of $66 million as of September 30, 2006. The Company does not believe any loss related to such guarantees is likely.

10. Pensions and Other Postretirement Benefits

The net periodic benefit costs for the three and nine months ended September 30, 2006 and 2005 were as follows:

	Pensions
	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2006	2005	2006	2005
	(Millions)
Service cost	$19	$16	$55	$49
Interest cost	49	47	147	142
Expected return on plan assets	(60)	(56)	(174)	(168)
Amortization of prior service cost	4	5	12	15
Amortization of actuarial losses	26	20	79	59

Net periodic pension cost	$38	$32	$119	$97

On August 17, 2006, the Pension Protection Act of 2006 (the Act) was signed into law, changing the funding requirements for our U.S. defined benefit pension plans beginning in 2008. Under current funding requirements, PPG does not have to make a mandatory contribution to our U.S. plans in 2006, and we do not expect to have a mandatory contribution to these plans in 2007. We are currently evaluating the impact the Act will have on our funding requirements for 2008 and beyond. In August 2006 we made a $100 million voluntary contribution to our U.S. plans and we may make voluntary contributions to these plans in 2007. We expect to make mandatory contributions to our non-U.S. plans in 2006 of approximately $20 million, of which approximately $15 million was contributed as of September 30, 2006.

The net periodic other postretirement benefit costs for the three and nine months ended September 30, 2006 and 2005 were as follows:

	Other Postretirement Benefits
	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2006	2005	2006	2005
	(Millions)
Service cost	$7	$6	$20	$17
Interest cost	16	16	47	48
Amortization of prior service cost	(4)	(4)	(11)	(12)
Amortization of actuarial losses	9	9	28	27

Net periodic other postretirement benefit cost	$28	$27	$84	$80

The net periodic costs for other postretirement benefits in the table above include the benefit of the subsidy under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 for all periods presented.

11. Comprehensive Income

Total comprehensive income for the three and nine months ended September 30, 2006 and 2005 was as follows:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2006	2005	2006	2005
	(Millions)
Net income	$90	$157	$554	$483
Other comprehensive income, net of tax:
Currency translation adjustment	(8)	7	109	(183)
Unrealized (losses) gains on marketable securities	(1)	—	—	1
Net change – derivatives (Note 12)	(11)	—	(16)	4

	(20)	7	93	(178)

Total comprehensive income	$70	$164	$647	$305

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

During the first nine months of 2006, accumulated other comprehensive income included a net loss due to derivatives of $16 million, net of tax. This loss was comprised of realized losses of $14 million and unrealized losses of $30 million. The realized losses related to the settlement during the period of natural gas contracts and interest rate swaps owned by one of the Company’s investees accounted for under the equity method of accounting. These losses were offset in part by realized gains related to the settlement of foreign currency contracts. The unrealized losses related primarily to the change in fair value of the natural gas contracts. These unrealized losses were partially offset by unrealized gains on foreign currency contracts and on interest rate swaps owned by one of the Company’s investees accounted for under the equity method of accounting.

During the first nine months of 2005, accumulated other comprehensive income included a net gain due to derivatives of $4 million, net of tax. This gain was comprised of realized gains of $1 million and unrealized gains of $5 million. The realized gains related primarily to the settlement during the period of natural gas contracts offset in part by the settlement of interest rate swaps owned by one of the Company’s investees accounted for under the equity method of accounting. The unrealized gains related primarily to the change in fair value of the natural gas contracts and on interest rate swaps owned by the equity investee.

In November 2002, PPG entered into a one-year renewable equity forward arrangement with a bank in order to partially mitigate the impact of changes in the fair value of PPG stock that is to be contributed to the asbestos settlement trust as discussed in Note 16. This instrument, which has been renewed annually, is recorded at fair value as an asset or liability and changes in the fair value of this instrument are reflected in “Asbestos settlement – net” in the condensed consolidated statement of income. The fair value of this instrument as of September 30, 2006 and December 31, 2005 was a current asset of $18 million and $10 million, respectively. PPG recorded income of $1 million and $8 million for the three and nine months ended September 30, 2006, respectively, and expense of $3 million and $8 million for the three and nine months ended September 30, 2005, respectively, for the change in fair value of this instrument.

13. Cash Flow Information

Cash payments for interest were $67 million and $60 million for the nine months ended September 30, 2006 and 2005, respectively. Net cash payments for income taxes for the nine months ended September 30, 2006 and 2005 were $276 million and $259 million, respectively.

14. Business Segment Information

Business segment net sales and operating income for the three and nine months ended September 30, 2006 and 2005 were as follows:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2006	2005	2006	2005
	(Millions)
Net sales:
Coatings	$1,605	$1,396	$4,624	$4,178
Glass	564	554	1,740	1,689
Chemicals	633	597	1,900	1,829

Total (a)	$2,802	$2,547	$8,264	$7,696

Operating income (loss):
Coatings (b)	$185	$210	$624	$429
Glass (c)	40	(36)	120	57
Chemicals (d)	(30)	121	235	428

Total	195	295	979	914
Interest expense – net	(18)	(18)	(53)	(52)
Asbestos settlement – net	(6)	(4)	(23)	(16)
Compensation cost associated with stock options (Note 15)	(9)	(7)	(24)	(22)
Other unallocated corporate expense – net (e)	(29)	(11)	(72)	(64)

Income before income taxes and minority interest	$133	$255	$807	$760

(a)	Intersegment net sales for the three and nine months ended September 30, 2006 and 2005 were not material.
(b)	Coatings operating income for the three and nine months ended September 30, 2006, includes a pretax charge of $23 million for a legal settlement. Operating income for the nine months ended September 30, 2006, also includes pretax earnings of $28 million for insurance recoveries and pretax charges of $35 million for business restructuring, including severance costs of $33 million and asset write-offs of $2 million. Operating income for the three and nine months ended September 30, 2005, included pretax earnings of $18 million for insurance recoveries. Operating income for the nine months ended September 30, 2005 also included a pretax charge of $150 million for a legal settlement.
(c)	Glass operating income for the nine months ended September 30, 2006, includes pretax charges of $2 million for business restructuring, consisting of severance costs. Operating (loss) income for the three and nine months ended September 30, 2005 included a pretax charge of $61 million for a legal settlement.
(d)	Chemicals operating (loss) income for the three and nine months ended September 30, 2006, includes pretax charges of $173 million for estimated environmental remediation costs and pretax income of $11 million for an insurance recovery. Operating income for the three and nine months ended September 30, 2005, included pretax charges of $18 million for directs cost related to hurricanes.
(e)	Other unallocated corporate expenses - net for the nine months ended September 30, 2005, included pretax charges of $19 million for debt refinancing costs.

15. Stock-Based Compensation

The Company’s stock-based compensation includes stock options, restricted stock units (“RSUs”) and annual grants of contingent shares that are earned based on achieving targeted levels of total shareholder return. On April 20, 2006, the PPG Industries, Inc. Omnibus Incentive Plan (“PPG Omnibus Plan”) was approved by shareholders of the Company. The PPG Omnibus Plan consolidated into one plan several of the Company’s previously existing compensatory plans providing for equity-based and cash incentive awards to certain of the Company’s employees and directors. Effective April 20, 2006, all grants of stock options, RSUs and contingent shares are made under the PPG Omnibus Plan. The provisions of the PPG Omnibus Plan do not modify the terms of awards that were granted under the Company’s previously existing compensatory plans.

Total stock-based compensation cost was $10 million and $28 million for the three and nine months ended September 30, 2006, respectively, and $23 million and $69 million for the three and nine months ended September 30, 2005, respectively. Stock-based compensation cost for the three and nine months ended September 30, 2005 includes $15 million and $43 million, respectively, for amounts paid under the Company’s incentive compensation and management award plans, which allowed for payment partially in PPG common stock in 2005. These plans no longer allow for payment in PPG common stock, and therefore are not included in the amount of total stock-based compensation cost in 2006. The total income tax benefit recognized in the income statement related to the stock-based compensation was $4 million and $10 million for the three and nine months ended September 30, 2006, respectively, and $8 million and $26 million for the three and nine months ended September 30, 2005, respectively.

Stock Options

PPG has outstanding stock option awards that have been granted under two stock option plans, the PPG Industries, Inc. Stock Plan (“PPG Stock Plan”) and the PPG Industries, Inc. Challenge 2000 Stock Plan (“PPG Challenge 2000 Stock Plan”). Under the PPG Stock Plan, certain employees of the Company have been granted options to purchase shares of common stock at prices equal to the fair market value of the shares on the date the options were granted. The options are generally exercisable beginning from six to 48 months after being granted and have a maximum term of 10 years. Upon exercise of a stock option, shares of Company stock are issued from treasury stock. The PPG Stock Plan includes a restored option provision for options granted prior to January 1, 2003 that allows an optionee to exercise options and satisfy the option price by certifying ownership of mature shares of PPG common stock with equivalent market value. Shares available for future grants under the PPG Stock Plan were 9,557,678 as of December 31, 2005. Shares available for future grants under the PPG Omnibus Plan were 9,997,465 as of September 30, 2006.

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

	Nine Months Ended Sept. 30
	2006	2005
Risk free interest rate	4.7%	3.8%
Expected life of option in years	5.5	4.3
Expected dividend yield	3.1%	3.1%
Expected volatility	25.1%	26.3%

The weighted average fair value of options granted was $13.50 per share and $13.65 per share during the nine months ended September 30, 2006 and 2005, respectively.

A summary of stock options outstanding and exercisable as of September 30, 2006 and activity for the nine months then ended is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Intrinsic Value (in millions)
Outstanding, January 1, 2006	11,738,018	$59.91	4.8	$31
Granted	1,049,814	$61.64
Exercised	(1,081,244)	$54.92
Forfeited/Expired	(420,362)	$65.60

Outstanding, September 30, 2006	11,286,226	$60.34	4.6	$87

Exercisable, September 30, 2006	7,938,191	$59.54	3.7	$67

At September 30, 2006, there was $16 million of total unrecognized compensation cost related to outstanding stock options that have not yet vested. This cost is expected to be recognized as expense over a weighted average period of 0.9 years.

The following table presents stock option activity for the nine months ended September 30, 2006 and 2005:

	Nine Months Ended Sept. 30
	2006	2005
	(Millions)
Total intrinsic value of stock options exercised	$11	$42
Cash received from stock option exercises	36	138
Income tax benefit from the exercise of stock options	1	5
Total fair value of stock options vested	2	7

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

The following table summarizes RSU activity under the long-term incentive plan for the nine months ended September 30, 2006:

	Number of Shares	Weighted Average Fair Value	Intrinsic Value (in millions)
Outstanding, January 1, 2006	236,100	$71.46	$14
Granted	250,623	$59.63
Forfeited	(9,615)	$63.40

Outstanding, September 30, 2006	477,108	$65.41	$32

There was $17 million of total unrecognized compensation cost related to nonvested RSUs outstanding as of September 30, 2006. This cost is expected to be recognized as expense over a weighted average period of 1.5 years.

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

As of September 30, 2006, there was $5 million of total unrecognized compensation cost related to outstanding TSR awards based on the current estimate of fair value. This cost is expected to be recognized as expense over a weighted average period of 1.8 years.

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

On October 19, 2005, PPG entered into a settlement agreement to settle the federal glass class action antitrust case in order to avoid the ongoing expense of this protracted case, as well as the risks and uncertainties associated with complex litigation involving jury trials. Pursuant to the settlement agreement, PPG agreed to pay $60 million, which was deposited in escrow, and agreed to bear up to $500,000 in settlement administration costs. The U.S. District Court entered an order on February 7, 2006, approving the settlement, and the funds were released from escrow. This order is no longer appealable. As a result of the settlement, PPG also paid

$900,000 pursuant to a preexisting contractual obligation to a plaintiff that did not participate in the federal glass class action antitrust case. Finally, independent state court cases remain pending in California and Tennessee involving claims that are not included in the settlement of the federal glass class action antitrust case. Notwithstanding that PPG settled the federal glass class action antitrust case, PPG’s management continues to believe that there was no wrongdoing on the part of the Company and also believes that PPG has meritorious defenses to the independent state court cases. However, PPG has agreed to settle the California cases, and is currently in discussions concerning potential settlement of the Tennessee cases. With respect to the California cases, the settlement agreement remains tentative, pending formal documentation and necessary court proceedings.

Approximately 60 cases alleging antitrust violations in the automotive refinish industry have been filed in various state and federal jurisdictions. The plaintiffs in these cases have not yet specified an amount of alleged damages. The approximately 55 federal cases have been consolidated as a class action in the U.S. District Court for the Eastern District of Pennsylvania located in Philadelphia, Pa. The automotive refinish cases in state courts have either been stayed pending resolution of the federal proceedings or have been dismissed. Neither PPG’s investigation conducted through its counsel of the allegations in these cases nor the discovery conducted to date has identified a basis for the plaintiffs’ allegations that PPG participated in a price-fixing conspiracy in the U.S. automotive refinish industry. PPG’s management continues to believe that there was no wrongdoing on the part of the Company and also believes it has meritorious defenses in these automotive refinish antitrust cases. However, in September 2006 PPG agreed to settle the federal class action for $23 million to avoid the ongoing expense of this protracted case, as well as the risks and uncertainties associated with complex litigation involving jury trials. This amount is included in “Other charges” in the accompanying condensed consolidated statement of income for the three and nine months ended September 30, 2006. The settlement agreement remains tentative, pending formal documentation and necessary court proceedings. PPG is considering potential settlement of the automotive refinish cases in state courts.

Beginning in April 1994, the Company was a defendant in a suit filed by Marvin Windows and Doors (“Marvin”) alleging numerous claims, including breach of warranty. All of the plaintiff’s claims, other than breach of warranty, were dismissed. However, on February 14, 2002, a federal jury awarded Marvin $136 million on the remaining claim. Subsequently, the court added $20 million for interest bringing the total judgment to $156 million. PPG appealed that judgment and the appeals court heard the parties’ arguments on June 9, 2003. On March 23, 2005, the appeals court ruled against PPG. Subsequent to the ruling by the court, PPG and Marvin agreed to settle this matter for $150 million and PPG recorded a charge for that amount in the first quarter of 2005, which is included in “Other charges” in the accompanying condensed consolidated statement of income for the nine months ended September 30, 2005. PPG paid the settlement on April 28, 2005. PPG subsequently received $51 million in insurance recoveries related to this settlement; of which $33 million is included in “Other charges” for the nine months ended September 30, 2006, and the remainder was received in the third quarter of 2005.

For over thirty years, PPG has been a defendant in lawsuits involving claims alleging personal injury from exposure to asbestos. As of September 30, 2006, PPG was one of many defendants in numerous asbestos-related lawsuits involving approximately 116,000 claims. Those lawsuits have been stayed, as against PPG, since April 16, 2000, though PPG has settled certain of these claims arising out of alleged exposure to asbestos at PPG premises, all as more fully described below. Most of PPG’s potential exposure relates to allegations by plaintiffs that PPG should be liable for injuries involving asbestos-containing thermal insulation products manufactured and distributed by Pittsburgh Corning Corporation (“PC”). PPG and Corning Incorporated are each 50% shareholders of PC. PPG has denied responsibility for, and has defended, all claims for any injuries caused by PC products.

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

The Bankruptcy Court heard oral arguments on the contested items on November 17-18, 2004. At the conclusion of the hearing, the Bankruptcy Court agreed to consider certain post-hearing written submissions. In a further development, on February 2, 2005, the Bankruptcy Court established a briefing schedule to address whether certain aspects of a decision of the U.S. Third Circuit Court of Appeals in an unrelated case have any applicability to the PC plan of reorganization. The Bankruptcy Court heard oral arguments on the briefs on March 16, 2005, but has yet to render any decision. At the status conference on April 15, 2005, the Bankruptcy Court judge stated her intention to rule on the confirmability of the current PC plan of reorganization. Subsequently, at the December 13, 2005, omnibus hearing, the Bankruptcy Court judge indicated that she intended to rule on the confirmability of the PC plan of reorganization prior to the omnibus hearing that was scheduled for February 28, 2006. The Bankruptcy Court did not rule on the confirmability of the PC plan of reorganization at that hearing, but stated that she was prepared to rule in the near future provided certain amendments were made to the plan. Those amendments were filed, as directed, on March 17, 2006. Objections to the amendments were filed by certain parties on or before the April 7, 2006 deadline set by the Bankruptcy Court. Responses to the objections were filed by PPG and Corning on April 13, 2006. The Bankruptcy Court judge considered the amendments at a status conference held on April 25, 2006, and stated that the amendments filed by the plan proponents were in compliance with her request at the February 28, 2006 hearing, and that the Court was prepared to rule on the confirmability of the plan. In response to their request, the parties that objected to the amendments were given until May 31 to file supplemental briefs, with the plan proponents and plan supporters given until June 30 to respond. These briefs were filed, and argument on these briefs was heard at the July 21, 2006 omnibus hearing. At the September 21, 2006 omnibus hearing, the Bankruptcy Court judge indicated that she expected to issue a ruling on the confirmability of the PC plan of reorganization by the end of the year. PPG currently believes the Third Circuit Court of Appeals’ decision should not adversely affect the eventual confirmability of a plan of reorganization for PC incorporating the terms of the PPG Settlement Arrangement.

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

The channeling injunction would not extend to claims against PPG alleging injury caused by asbestos on premises owned, leased or occupied by PPG (so called “premises claims”), or claims alleging property damage resulting from asbestos. There are no property damage claims pending against PPG or its subsidiaries. Historically, a small proportion of the claims against PPG and its subsidiaries have been premises claims. As a result of the settlements described below, and based upon recent review and analysis, PPG believes that the number of premises claims currently comprise less than 2% of the total asbestos-related claims against PPG. PPG believes that it has adequate insurance for the asbestos claims that would not be covered by any channeling injunction and that any financial exposure resulting from such claims will not have a material effect on PPG’s consolidated financial position, liquidity or results of operations. Prior to the entry of the stay of asbestos litigation entered by the Bankruptcy Court in connection with PC’s Chapter 11 Bankruptcy filing, many of PPG’s premises claims had been resolved without payment from PPG. Certain claimants that have alleged premises claims against PPG moved the Bankruptcy Court for an order lifting the stay as to their claims. The Bankruptcy Court did not grant these claimants’ motions, but, at a hearing in the second quarter, did direct PPG and the claimants to engage in good faith negotiations toward the potential settlement of the premises claims at issue. As a result of those negotiations, PPG and its primary insurers have agreed to settle approximately 300 premises claims, and we remain in settlement negotiations in connection with another approximately 125 claims. PPG’s insurers have agreed to provide insurance coverage for a major portion of the payments made in connection with these settlements. PPG has accrued the portion of the settlement amounts not covered by insurance in the quarters ended June 30, 2006 and September 30, 2006. On October 30, 2006, the Bankruptcy Court entered an order granting the motion to lift the stay as to the approximately 125 claims in settlement negotiations. Other premises claims that have not been resolved remain subject to the stay.

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

PPG would grant asbestos releases to all participating insurers, subject to a coverage-in-place agreement with certain insurers for the continuing coverage of premises claims. PPG would grant certain participating insurers full policy releases on primary policies and full product liability releases on excess coverage policies. PPG would also grant certain other participating excess insurers credit against their product liability coverage limits.

In the second quarter of 2002, an initial charge of $772 million was recorded for the estimated cost of the PPG Settlement Arrangement which included the net present value as of December

31, 2002, using a discount rate of 5.5% of the aggregate cash payments of approximately $998 million to be made by PPG to the Trust. That amount also included the carrying value of PPG’s stock in Pittsburgh Corning Europe, the fair value as of June 30, 2002 of 1,388,889 shares of PPG common stock and $30 million in legal fees of the Trust to be paid by PPG, which together with the first payment originally scheduled to be made to the Trust on June 30, 2003, were reflected in the current liability for PPG’s asbestos settlement in the balance sheet as of June 30, 2002. The net present value at that date of the remaining payments of $566 million was recorded in the noncurrent liability for asbestos settlement. The following table summarizes the impact on our income statement for the three and nine months ended September 30, 2006 and 2005 resulting from the PPG Settlement Arrangement including the change in fair value of the stock to be transferred to the asbestos settlement trust and the equity forward instrument (see Note 12, “Derivative Financial Instruments”) and the increase in the net present value of the future payments to be made to the Trust.

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2006	2005	2006	2005
	(Millions)
Increase (decrease) in expense:
Change in fair value:
PPG stock	$1	$(5)	$13	$(12)
Equity forward instrument	(1)	3	(8)	8
Accretion of asbestos liability	6	6	18	20

Asbestos settlement – net expense	$6	$4	$23	$16

The fair value of the equity forward instrument was $18 million and $10 million as of September 30, 2006 and December 31, 2005, respectively, and was included as an other current asset in the accompanying condensed consolidated balance sheet. Payments under the fixed payment schedule require annual payments that are due each June. The current portion of the asbestos settlement liability included in the accompanying condensed consolidated balance sheet as of September 30, 2006, consists of all such payments required through June 2007, the fair value of PPG’s common stock and the carrying value of PPG’s stock in Pittsburgh Corning Europe to be contributed to the Trust and legal fees and expenses. The amount due June 30, 2008, of $28 million and the net present value of the remaining payments is included in the long-term asbestos settlement liability in the accompanying condensed consolidated balance sheet. For 2006, accretion expense associated with the asbestos liability will be approximately $6 million for the fourth quarter of 2006.

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

It is PPG’s policy to accrue expenses for environmental contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Reserves for environmental contingencies are exclusive of claims against third parties and are generally not discounted. As of September 30, 2006 and December 31, 2005, PPG had reserves for environmental contingencies totaling $285 million and $94 million, respectively. Pretax charges against income for environmental remediation costs for the three and nine months ended September 30, 2006 totaled $178 million and $205 million, respectively, and $7 million and $14 million, respectively, for the three and nine months ended September 30, 2005, and are included in “Other charges” in the accompanying condensed consolidated statement of income. Cash outlays related to such environmental remediation aggregated $4 million and $17 million, respectively, for the three and nine months ended September 30, 2006 and $3 million and $10 million, respectively, for the three and nine months ended September 30, 2005.

Management anticipates that the resolution of the Company’s environmental contingencies will occur over an extended period of time. Over the past 15 years the pretax charges against income have ranged between $10 million and $49 million per year. Consistent with our previous disclosure, charges for estimated environmental remediation costs in 2006 will be significantly higher than our historical range as a result of our continuing efforts to analyze and assess the environmental issues associated with a former chromium manufacturing plant site located in Jersey City, NJ and at the Calcasieu River estuary located near our Lake Charles, LA chemicals plant, which efforts resulted in a pre-tax charge of $173 million in the third quarter of 2006 for the estimated costs of remediating these sites. We anticipate that charges against income in 2007 for environmental remediation costs will be within the prior historical range. It is possible, however, that technological, regulatory and enforcement developments, the results of environmental studies and other factors could alter this expectation. In management’s opinion, the Company operates in an environmentally sound manner and the outcome of the Company’s environmental contingencies will not have a material effect on PPG’s financial position or liquidity; however, any such outcome may be material to the results of operation of any particular period in which costs, if any, are recognized.

In addition to the amounts currently reserved, the Company may be subject to loss contingencies related to environmental matters estimated to be as much as $200 million to $300 million, which range has been revised since June 30, 2006 to reflect the impact of the submission of a feasibility study work plan for the former chromium manufacturing plant site located in Jersey City, NJ and of the draft remediation feasibility study for the Calcasieu River estuary, including the pretax charge of $173 million recorded in the third quarter of 2006 for the estimated costs of remediating these sites, which actions are more fully described below. Such unreserved losses are reasonably possible but are not currently considered to be probable of occurrence. This range of reasonably possible unreserved loss relates to environmental matters at a number of sites; however, the vast majority relates to three operating PPG plant sites in our chemicals segment; the former chromium manufacturing plant site located in Jersey City, NJ; and the Calcasieu River estuary, located near our Lake Charles, LA chemicals plant. The loss contingencies related to these sites include significant unresolved issues such as the nature and extent of contamination at these sites and the methods that may have to be employed to remediate them.

Initial remedial actions are occurring at the three operating plant sites in our chemicals segment. Studies to determine the nature of the contamination are reaching completion and the need for additional remedial actions, if any, is presently being evaluated.

In New Jersey, PPG continues to perform its obligations under an Administrative Consent Order (“ACO”) with the New Jersey Department of Environmental Protection (“NJDEP”) including an active, ongoing remedial investigation/feasibility study of its former chromium manufacturing location in Jersey City, which is expected to be completed in 2007. The Company submitted to the NJDEP in early October 2006 a feasibility study work plan that includes certain interim remedial measures for its former chromium manufacturing location in Jersey City and the available remediation technology alternatives for the site. As a result of the extensive analysis undertaken in connection with the preparation and submission of the feasibility study work plan, the Company recorded a pretax charge of $165 million in the third quarter 2006 for the additional estimated chrome remediation costs at this and other sites in New Jersey. We expect remediation work to begin in 2007 and to continue for several years. Since 1990, PPG has remediated 47 of 61 residential and nonresidential sites under the ACO. It will take several more years to complete remediation activity on the 14 remaining ACO sites, including the former chromium plant site. In May 2005, the NJDEP filed a complaint against PPG and two other former chromium producers seeking to charge the three companies with the cleanup costs for an additional 53 sites where the source of chromium contamination is not known. This case is in its early stages.

In Lake Charles, the U.S. Environmental Protection Agency has completed investigation of contamination levels in the Calcasieu River estuary and issued a Final Remedial Investigation Report in September 2003, which incorporates the Human Health and Ecological Risk Assessments, indicating that elevated levels of risk exist in the estuary. PPG and other potentially responsible parties are performing a feasibility study under the authority of the Louisiana Department of Environmental Quality (“LDEQ”). A report describing the process by which preliminary remedial action goals will be determined was submitted on March 1, 2005 and approved by LDEQ on August 10, 2005. The Company and other potentially responsible parties submitted a draft remediation feasibility study to the LDEQ in early October 2006 following completion of the feasibility study and an evaluation of its findings. As a result of the analysis undertaken in connection with the preparation and submission of the draft feasibility study, PPG recorded a pretax charge of $8 million in the third quarter of 2006 for its estimated share of the remediation costs at this site.

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

The Company accrues for product warranties at the time the products are sold based on historical claims experience. As of September 30, 2006 and December 31, 2005, the reserve for product warranties was $4 million. Pretax charges against income for product warranties and the related cash outlays were not material for the three and nine months ended September 30, 2006 and 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Performance in Third Quarter of 2006 Compared to Third Quarter of 2005

Performance Overview

Sales increased 10% for the third quarter of 2006 to $2,802 million compared to $2,547 million for the third quarter of 2005. Sales of acquired businesses in our coatings and chemicals business segments increased sales by 5%. Increases in selling prices, primarily in our coatings segment, increased sales by 2%. The positive effects of foreign currency translation accounted for a 2% increase, and increased volumes, primarily in our coatings and chemicals segments, provided for an additional 1% increase.

Gross profit in the third quarter 2006 increased $78 million due principally to higher sales. The gross profit percentage decreased to 36.1% for the third quarter of 2006 compared to 36.6% for the third quarter of 2005. Inflation, primarily higher raw material costs, lowered our gross profit percentage. The benefits realized from higher selling prices, primarily in our coatings segment, the favorable mix of sales volume growth and improved manufacturing efficiencies, primarily in our glass segment, increased our gross profit percentage.

Net income and earnings per share – assuming dilution for the third quarter of 2006 were $90 million and $0.54, respectively, compared to $157 million and $0.92, respectively, for the third quarter of 2005. Net income for the third quarter of 2006 included aftertax charges of $106 million, or 64 cents a share, for estimated environmental remediation costs at our former chromium manufacturing plant in Jersey City, N.J. and at the Calcasieu River estuary near our Lake Charles, La. facility; $21 million, or 12 cents a share, for legal settlements, including the settlement of an alleged federal antitrust matter in the U.S. automotive refinish industry; and $4 million, or 2 cents a share, to reflect the net increase in the current value of the Company’s obligation under the asbestos settlement agreement. Net income also includes aftertax earnings of $7 million, or 4 cents a share, for an insurance recovery. Net income for the third quarter of 2005 included aftertax charges of $37 million, or 22 cents a share, for legal settlements; $11 million, or 6 cents a share, for direct costs related to the impact of hurricanes Katrina and Rita; and $3 million, or 2 cents a share, to reflect the net increase in the current value of the Company’s obligation under the asbestos settlement agreement. Net income in 2005 also included aftertax earnings of $12 million, or 7 cents a share, for insurance recoveries.

Net income for the third quarter of 2006 compared to the third quarter of 2005 was $67 million lower. The charges for environmental remediation, legal settlements and asbestos and the insurance recoveries as well as the impact of the hurricanes described above combined to reduced net income in 2006 by $85 million. The remaining change in net income was an increase of $18 million. Factors increasing net income in the third quarter of 2006 were increases in selling prices, the favorable mix of sales volume growth, increased manufacturing efficiencies, higher equity earnings and the favorable impact of currency. Factors that lowered net income in the third quarter of 2006 were the negative impact of inflation, particularly on raw material prices, and higher overhead expenses, primarily to support our growth initiatives.

Performance of Business Segments

Coatings sales increased 15% to $1,605 million for the third quarter of 2006 compared to $1,396 million for the third quarter of 2005. Sales increased 9% due to the impact of acquisitions. Sales increased 3% due to increased selling prices across all our coatings business and 2% due to the favorable impact of foreign currency translation. Sales also increased 1% due to improved sales volumes, particularly in Asia and Europe. Operating income was $185 million for the third quarter of 2006 compared to $210 million for the same quarter in 2005. Operating income decreased $41 million due to the combination of the $23 million settlement charge recorded for federal class-action lawsuit related to alleged antitrust violations in the U.S. automotive refinish industry and the absence of an $18 million insurance recovery that was received in 2005. The remaining change in Coatings operating income was an increase totaling $16 million resulting primarily from improved sales volume. The adverse impact of inflation was offset by the impact of increased selling prices.

Glass sales increased 2% to $564 million for the third quarter of 2006 compared to $554 million for the third quarter of 2005. The sales increase was due to improved volumes across most of our glass businesses, except for Automotive OEM glass, resulting from a combination of organic growth and acquisitions. The favorable impact of foreign currency translation on sales was offset by lower selling prices. Operating income was $40 million for the third quarter of 2006 compared to an operating loss of $36 million for the same quarter of 2005. Operating income for the third quarter increased due to the absence of the $61 million charge for a legal settlement recorded in 2005, improved manufacturing efficiencies and increased equity earnings. Factors that lowered operating earnings were the negative impact of inflation, largely higher raw material costs, and lower selling prices.

Chemicals sales increased 6% to $633 million for the third quarter of 2006 compared to $597 million for the third quarter of 2005. Sales increased 2% due to higher volumes in our specialty chemical businesses and 2% due to acquisitions in our optical products business. The favorable impact of foreign currency translation and higher selling prices each added 1% to sales. There was an operating loss of $30 million for the third quarter of 2006 compared to operating income of $121 million for the same quarter in 2005. Factors decreasing operating income were the $173 million charge for estimated environmental remediation costs, higher manufacturing costs and increased optical advertising expense. These decreases were only partially offset by the impact of an insurance recovery for damage caused by Hurricane Rita in 2005, the absence of 2005 direct costs related to hurricanes, lower energy costs, higher selling prices and increased volume.

Performance in the First Nine Months of 2006 Compared to First Nine Months of 2005

Performance Overview

Sales increased 7% for the first nine months of 2006 to $8,264 million compared to $7,696 million for the first nine months of 2005. Sales of acquired businesses increased sales by 3%. Increased prices, primarily in our coatings and chemicals segments, accounted for an increase in sales of 2%. Improved volumes increased sales by 2% with increases in our coatings and glass segments and optical products business more than offsetting volume declines in our chlor-alkali products business.

Gross profit in the first nine months of 2006 increased $161 million due to higher sales. The gross profit percentage decreased to 36.7% for the first nine months of 2006 compared to 37.3% for the first nine months of 2005. Inflation, primarily higher raw material costs, lowered our gross profit percentage. The benefits realized from higher selling prices, the favorable mix of sales volume growth and improved manufacturing efficiencies increased our gross profit percentage.

Net income and earnings per share – assuming dilution for the first nine months of 2006 were $554 million and $3.33, respectively, compared to $483 million and $2.81, respectively, for the first nine months of 2005. Net income for the first nine months of 2006 included aftertax charges of $106 million, or 64 cents a share, for the estimated environmental remediation costs at our former chromium manufacturing plant in Jersey City, N.J. and at the Calcasieu River estuary near our Lake Charles, La. facility; $26 million, or 15 cents a share, for legal settlements including the settlement of a federal class-action lawsuit related to alleged antitrust violations in the U.S. automotive refinish industry; $23 million, or 14 cents a share, for business restructuring; and $14 million, or 8 cents a share, to reflect the net increase in the current value of the Company’s obligation under the asbestos settlement agreement. Net income for the first nine months of 2006 also included aftertax earnings of $24 million, or 14 cents a share, for insurance recoveries. Net income for the first nine months of 2005 included aftertax charges of $128 million, or 74 cents a share, for legal settlements; $11 million, or 6 cents a share, for direct costs related to the impact of hurricanes Katrina and Rita; $12 million, or 7 cents a share, for debt refinancing costs; and $10 million, or 6 cents a share, to reflect the net increase in the current value of the Company’s obligation under the asbestos settlement agreement. Net income for the first nine months of 2005 also included aftertax earnings of $12 million, or 7 cents a share, for insurance recoveries.

Net income for the first nine months of 2006 compared to the first nine months of 2005 was $71 million higher. The charges for environmental remediation, legal settlements, debt refinancing, asbestos and restructuring, the earnings related to insurance recoveries and the impact of hurricanes described above combined to increase net income for the first nine months of 2006 by $4 million compared with the prior year. The remaining increase in net earnings totaled $67 million. Factors increasing net earnings were the favorable mix of sales volume growth, increased manufacturing efficiencies and a lower effective tax rate. Net income was reduced by the negative impact of inflation, which more than offset increases in selling prices, and higher overhead expenses, primarily to support growth initiatives, including higher advertising expense.

Performance of Business Segments

Coatings sales increased 11% to $4,624 million for the first nine months of 2006 compared to $4,178 million for the first nine months of 2005. Sales increased 4% due to improved sales volumes, especially in Asia and Europe; 4% due to acquisitions; and 3% due to increased selling prices across all of our coatings businesses. Operating income was $624 million for the first nine months of 2006 compared to $429 million for the same period in 2005. The increase in operating earnings totals $195 million, of which $102 million is the result of the absence of the $132 million legal settlement charge, net of insurance recoveries, recorded in 2005 reduced by the impact of additional insurance recoveries and charges for another legal settlement and restructuring in the first nine months of 2006. The remaining increase in operating earnings totals $93 million. Factors which caused this increase were higher selling prices, the favorable mix of sales volume growth, higher manufacturing efficiencies and lower overhead costs in the automotive refinish and industrial coatings businesses. Factors decreasing operating income were inflation, primarily higher raw material costs, and higher overhead costs in architectural coatings to support growth.

Glass sales increased 3% to $1,740 million for the first nine months of 2006 compared to $1,689 million for the first nine months of 2005. This sales increase was due to improved volumes across most glass businesses, except automotive OEM Glass, resulting from a combination of organic growth and acquisitions. Pricing and foreign currency translation remained relatively flat. Operating income was $120 million for the first nine months of 2006 compared to $57 million for the same period of 2005. Operating income increased due to improved manufacturing efficiencies and the absence of the $61 million legal settlement recorded in 2005. These increases were partially offset by the negative impact of inflation caused by increased raw material and energy costs.

Chemicals sales increased 4% to $1,900 million for the first nine months of 2006 compared to $1,829 million for the first nine months of 2005. Sales increased 4% due to higher selling prices, primarily for chlor-alkali products, and 1% due to acquisitions in our optical products business. Sales decreased 1% due to lower volumes, as improved volumes in our optical and other specialty chemical businesses were more than offset by reduced volumes in chlor-alkali products. Operating income was $235 million for the first nine months of 2006 compared to $428 million for the same period in 2005. Factors decreasing operating income were higher environmental remediation costs, including the $173 million charge recorded in the third quarter, the negative impact of inflation, including higher energy and ethylene costs, and higher optical advertising expense. These decreases were only partially offset by higher selling prices, the impact of an insurance recovery for damage caused by Hurricane Rita in 2005 and the absence of 2005 direct costs related to hurricanes.

Other Factors

The increase in “Other charges” in the accompanying condensed consolidated statement of income for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 is principally due to the impact of the $173 million charge for estimated environmental remediation costs and the $23 million charge recorded for the settlement of an alleged federal antitrust matter in the U.S. automotive refinish industry, offset in part by the absence of the 2005 charge for the federal glass antitrust legal settlement of $61 million.

The increase in “Other earnings” in the accompanying condensed consolidated statement of income for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 is due principally to the impact of higher equity earnings.

The increase in “Other unallocated corporate expenses - net” in Note 14, “Business Segment Information” to the accompanying condensed consolidated financial statements for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 is due primarily to a combination of increased pension, medical, and legal settlement costs.

The tax rate on earnings for the three months ended September 30, 2006 was 18.8%. Our effective tax rate includes a tax benefit of 39% on the environmental remediation charge for sites in New Jersey and Louisiana, the charge for legal settlements and on the adjustment to increase the current value of the Company’s obligation under the asbestos settlement agreement. Income tax expense of 39% was recognized on the third quarter insurance recovery, and income tax expense of 31.5% was recognized on the remaining pretax earnings. The tax rate on earnings for the third quarter of 2005 was 30.2%, which was comprised of a tax benefit of 39% on the $61 million charge for the settlement of the glass antitrust case and the adjustment to increase the current value of the Company’s obligation under the asbestos settlement agreement, and tax expense of 39% on the $18 million in insurance recoveries related to the Marvin legal settlement. Income tax expense of $5 million was recognized on dividends to be repatriated under the American Jobs Creation Act of 2004 (“AJCA 2004”). Income tax expense of 31.0% was recognized on the remaining pretax earnings.

The tax rate on earnings for the nine months ended September 30, 2006 was 24.5%. This rate includes the benefit of a tax refund from Canada resulting from the favorable resolution in the first quarter of 2006 of a tax dispute dating back to 1997 and a tax benefit related to the settlement with the Internal Revenue Service (“IRS”) of our tax returns for the years 2001-2003.

Our effective tax rate also includes a tax benefit of 36% on the charge for business restructuring and a tax benefit of 39% on the environmental remediation charge for sites in New Jersey and Louisiana, the charge for legal settlements and on the adjustment to increase the current value of the Company’s obligation under the asbestos settlement agreement. Income tax expense of 39% has been recorded on the insurance recoveries. Income tax expense of 31.5% was recognized on the remaining earnings. The tax rate on earnings for the nine months ended September 30, 2005 was 29.2%. The rate included a tax benefit of 39% on the Marvin legal settlement, net of insurance recoveries, the settlement of the federal glass antitrust case, the charge for debt refinancing costs, and the adjustment to increase the current value of the Company’s obligation under the asbestos settlement agreement. The effective tax rate also included tax expense of $5 million related to dividends to be repatriated under the AJCA 2004 and tax expense of 31.5% on the remaining pretax earnings.

Liquidity and Capital Resources

Cash from operating activities for the nine months ended September 30, 2006 was $675 million compared with $716 million for the comparable period of 2005. Cash from operations and the Company’s debt capacity have been and are expected to continue to be sufficient to meet our operating requirements; to fund our capital spending including acquisitions, share repurchases and contributions to pension plans; to pay dividends to our shareholders; and to pay amounts due under the asbestos settlement.

On August 17, 2006, the Pension Protection Act of 2006 (the Act) was signed into law, changing the funding requirements for our U.S. defined benefit pension plans beginning in 2008. Under current funding requirements, PPG does not have to make a mandatory contribution to our U.S. plans in 2006, and we do not expect to have a mandatory contribution to these plans in 2007. We are currently evaluating the impact the Act will have on our funding requirements for 2008 and beyond. In August 2006 we made a $100 million voluntary contribution to our U.S. plans and we may make voluntary contributions to these plans in 2007. We expect to make mandatory contributions to our non-U.S. plans in 2006 of approximately $20 million, of which approximately $15 million was contributed as of September 30, 2006.

New Accounting Standards

Note 2, “Newly Adopted Accounting Standards,” to the accompanying condensed consolidated financial statements describes the Company’s adoption of the revision to SFAS No. 123, “Share-Based Payment” and adoption of SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” Note 3, “Other New Accounting Standards,” to the accompanying condensed consolidated financial statements describes the Company’s expected impact of adopting FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” and SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).”

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

On October 19, 2005, PPG entered into a settlement agreement to settle the federal glass class action antitrust case in order to avoid the ongoing expense of this protracted case, as well as the risks and uncertainties associated with complex litigation involving jury trials. Pursuant to the settlement agreement, PPG agreed to pay $60 million, which was deposited in escrow, and agreed to bear up to $500,000 in settlement administration costs. The U.S. District Court entered an order on February 7, 2006, approving the settlement, and the funds were released from escrow. This order is no longer appealable. As a result of the settlement, PPG also paid $900,000 pursuant to a preexisting contractual obligation to a plaintiff that did not participate in the federal glass class action antitrust case. Finally, independent state court cases remain pending in California and Tennessee involving claims that are not included in the settlement of the federal glass class action antitrust case. Notwithstanding that PPG settled the federal glass class action antitrust case, PPG’s management continues to believe that there was no wrongdoing on the part of the Company and also believes that PPG has meritorious defenses to the independent state court cases. However, PPG has agreed to settle the California cases, and is currently engaged in discussions concerning potential settlement of the Tennessee cases. With respect to the California cases, the settlement agreement remains tentative, pending formal documentation and necessary court proceedings.

Approximately 60 cases alleging antitrust violations in the automotive refinish industry have been filed in various state and federal jurisdictions. The plaintiffs in these cases have not yet specified an amount of alleged damages. The approximately 55 federal cases have been consolidated as a class action in the U.S. District Court for the Eastern District of Pennsylvania located in Philadelphia, Pa. The automotive refinish cases in state courts have either been stayed pending resolution of the federal proceedings or have been dismissed. Neither PPG’s investigation conducted through its counsel of the allegations in these cases nor the discovery conducted to date has identified a basis for the plaintiffs’ allegations that PPG participated in a price-fixing conspiracy in the U.S. automotive refinish industry. PPG’s management continues to believe that there was no wrongdoing on the part of the Company and also believes it has meritorious defenses in these automotive refinish antitrust cases. However in September 2006, PPG agreed to settle the federal class action for $23 million to avoid the ongoing expense of this protracted case, as well as the risks and uncertainties associated with complex litigation involving jury trials. The settlement agreement remains tentative, pending formal documentation and necessary court proceedings. PPG is considering potential settlement of the automotive refinish cases in state courts.

Beginning in April 1994, the Company was a defendant in a suit filed by Marvin Windows and Doors (“Marvin”) alleging numerous claims, including breach of warranty. All of the plaintiff’s claims, other than breach of warranty, were dismissed. However, on February 14, 2002, a federal jury awarded Marvin $136 million on the remaining claim. Subsequently, the court added $20 million for interest bringing the total judgment to $156 million. PPG appealed that judgment and the appeals court heard the parties’ arguments on June 9, 2003. On March 23, 2005, the appeals court ruled against PPG. Subsequent to the ruling by the court, PPG and Marvin agreed to settle this matter for $150 million and PPG recorded a charge for that amount in the first quarter of 2005, which is included in “Other charges” in the accompanying condensed consolidated statement of income. PPG paid the settlement on April 28, 2005. PPG subsequently received $51 million in insurance recoveries related to this settlement; of which $33 million is included in “Other charges” for the nine months ended September 30, 2006, respectively, and the remainder was received in the third quarter of 2005.

It is PPG’s policy to accrue expenses for environmental contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Reserves for environmental contingencies are exclusive of claims against third parties and are generally not discounted. As of September 30, 2006 and December 31, 2005, PPG had reserves for environmental contingencies totaling $285 million and $94 million, respectively. Pretax charges against income for environmental remediation costs for the three and nine months ended September 30, 2006 totaled $178 million and $205 million, respectively, and $7 million and $14 million, respectively, for the three and nine months ended September 30, 2005, and are included in “Other charges” in the accompanying condensed consolidated statement of income. Cash outlays related to such environmental remediation aggregated $4 million and $17 million, respectively, for the three and nine months ended September 30, 2006 and $3 million and $10 million, respectively, for the three and nine months ended September 30, 2005.

In addition to the amounts currently reserved, the Company may be subject to loss contingencies related to environmental matters estimated to be as much as $200 million to $300 million, which range has been revised since June 30, 2006 to reflect the impact of the submission of a feasibility study work plan for the former chromium manufacturing plant site located in Jersey City, NJ and of the draft remediation feasibility study for the Calcasieu River estuary, including the pretax charge of $173 million recorded in the third quarter of 2006, for the estimated costs of remediating these sites, which actions are more fully described in Note 16. Such unreserved losses are reasonably possible but are not currently considered to be probable of occurrence. Management anticipates that the resolution of the Company’s environmental contingencies will occur over an extended period of time. Over the past 15 years the pretax charges against income have ranged between $10 million and $49 million per year.

Consistent with our previous disclosure, charges for estimated environmental remediation costs in 2006 will be significantly higher than our historical range as a result of our continuing efforts to analyze and assess the environmental issues associated with a former chromium manufacturing plant site located in Jersey City, NJ and at the Calcasieu River estuary located near our Lake Charles, LA chemicals plant, which efforts resulted in a pre-tax charge of $173 million in the third quarter of 2006 for the estimated costs of remediating these sites. We anticipate that charges against income in 2007 will be within the prior historical range. It is possible, however, that technological, regulatory and enforcement developments, the results of environmental studies and other factors could alter this expectation. See Note 16, for an expanded description of certain of these environmental contingencies. In management’s opinion, the Company operates in an environmentally sound manner and the outcome of the Company’s environmental contingencies will not have a material effect on PPG’s financial position or liquidity; however, any such outcome may be material to the results of operations of any particular period in which costs, if any, are recognized.

Currency

During the first nine months of 2006, the U.S. dollar weakened against certain of the currencies in the countries in which PPG operates, most notably against the euro, the British pound sterling and the Canadian dollar. The effects of translating the net assets of our operations denominated in non-U.S. currencies to the U.S. dollar increased consolidated net assets by $109 million from December 31, 2005 to September 30, 2006.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

PPG had non-U.S. dollar denominated debt of $485 million as of September 30, 2006 and $433 million as of December 31, 2005. The increase in these borrowings was principally due to the assumption of debt related to several businesses acquired during the second and third quarters of 2006 and the unfavorable effects of currency translation. A hypothetical weakening of the U.S. dollar by 10% against European currencies and by 20% against Asian and South American currencies would have resulted in unrealized translation losses of approximately $68 million as of September 30, 2006. Other than the item described above, there are no other material changes in the Company’s exposure to market risk from December 31, 2005.

Item 4. Controls and Procedures

a.	Evaluation of disclosure controls and procedures. Based on their evaluation as of the end of the period covered by this Form 10-Q, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

b.	Changes in internal control. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On October 19, 2005, PPG entered into a settlement agreement to settle the federal glass class action antitrust case in order to avoid the ongoing expense of this protracted case, as well as the risks and uncertainties associated with complex litigation involving jury trials. Pursuant to the settlement agreement, PPG agreed to pay $60 million, which was deposited in escrow, and agreed to bear up to $500,000 in settlement administration costs. The U.S. District Court entered an order on February 7, 2006, approving the settlement, and the funds were released from escrow. This order is no longer appealable. As a result of the settlement, PPG also paid $900,000 pursuant to a preexisting contractual obligation to a plaintiff that did not participate in the federal glass class action antitrust case. Finally, independent state court cases remain pending in California and Tennessee involving claims that are not included in the settlement of the federal glass class action antitrust case. Notwithstanding that PPG settled the federal glass class action antitrust case, PPG’s management continues to believe that there was no wrongdoing on the part of the Company and also believes that PPG has meritorious defenses to the independent state court cases. However, PPG has agreed to settle the California cases, and is currently engaged in discussions concerning potential settlement of the Tennessee cases. With respect to the California cases, the settlement agreement remains tentative, pending formal documentation and necessary court proceedings.

Approximately 60 cases alleging antitrust violations in the automotive refinish industry have been filed in various state and federal jurisdictions. The plaintiffs in these cases have not yet specified an amount of alleged damages. The approximately 55 federal cases have been consolidated as a class action in the U.S. District Court for the Eastern District of Pennsylvania located in Philadelphia, Pa. The automotive refinish cases in state courts have either been stayed pending resolution of the federal proceedings or have been dismissed. Neither PPG’s investigation conducted through its counsel of the allegations in these cases nor the discovery conducted to date has identified a basis for the plaintiffs’ allegations that PPG participated in a price-fixing conspiracy in the U.S. automotive refinish industry. PPG’s management continues to believe that there was no wrongdoing on the part of the Company and also believes it has meritorious defenses in these automotive refinish antitrust cases. However, PPG has agreed to settle the federal class action for $23 million to avoid the ongoing expense of this protracted case, as well as the risks and uncertainties associated with complex litigation involving jury trials. The settlement agreement remains tentative, pending formal documentation and necessary court proceedings. PPG is considering potential settlement of the automotive refinish cases in state courts.

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

Two Notices of Violation (“NOVs”) have been received from the State of North Carolina Department of Environment and Natural Resources (“DENR”) by PPG’s Shelby, North Carolina fiber glass plant. The NOVs relate to non-compliant stack air emissions tests in 2005 conducted under the requirements of the Clean Air Act Title V Regulations. PPG and DENR have agreed to enter into a Special Order by Consent (“SOC”), pursuant to which PPG will pay a civil penalty of $52,000 to resolve the violations alleged in the NOVs. The SOC is expected to become final after completion of a 30-day public comment period.

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

Under the PPG Deferred Compensation Plan for Directors, each Director may elect to defer the receipt of all or any portion of the compensation paid to such Director for serving as a PPG Director. All deferred payments are held in the form of Common Stock Equivalents. Payments out of the deferred accounts are made in the form of Common Stock of the Company (and cash as to any fractional Common Stock Equivalent). In the third quarter of 2006, the Directors, as a group, were credited with 718 Common Stock Equivalents under this plan. The value of each Common Stock Equivalent, when credited, was $65.84.

The PPG Directors’ Common Stock Plan is now only applicable to two retired Directors. For one retired Director, the Common Stock Equivalents are converted to cash at the fair market value of the common stock and paid in cash. For the other retired Director, the Common Stock Equivalents are converted into and paid in Common Stock of the Company (and cash as to any fractional Common Stock Equivalent). In the third quarter of 2006, those two retired Directors received dividend equivalents in the form of 4 Common Stock Equivalents under this plan. The value of each Common Stock Equivalent, when credited, was $65.84.

The following table summarizes the Company’s stock repurchase activity for the three months in the period ended September 30, 2006:

Issuer Purchases of Equity Securities

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Programs
July 2006
Repurchase program	—	—	—	9,258,600
Other transactions(1)	—	—	—	—
August 2006
Repurchase program	42,300	$62.74	42,300	9,216,300
Other transactions(1)	16,375	63.08	—	—
September 2006
Repurchase program	—	—	—	9,216,300
Other transactions(1)	14,540	65.93	—	—

Total quarter ended September 30, 2006
Repurchase program	42,300	$62.74	42,300	9,216,300

Other transactions(1)	30,915	$64.42	—	—

(1)	Includes shares withheld or certified to in satisfaction of the exercise price and/or tax withholding obligation by holders of employee stock options who exercised options granted under the PPG Industries, Inc. Stock Plan.

Item 4. Submission of Matters to a Vote of Security Holders

The information set forth under “Item 4. Submission of Matters to a Vote of Security Holders” of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006, is incorporated herein by reference in its entirety.

Item 6. Exhibits

The following exhibits are filed as a part of, or incorporated by reference into, this Form 10-Q.

3	PPG Industries, Inc. Restated Articles of Incorporation, as amended, were filed as Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1995.

3.1	Statement with Respect to Shares, amending the Restated Articles of Incorporation effective April 21, 1998, was filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 1998.

3.2	PPG Industries, Inc. Bylaws, as amended and restated effective July 20, 2006, were filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 21, 2006.

4	Rights Agreement, dated as of February 19, 1998, was filed as Exhibit 4 to the Registrant’s Current Report on Form 8-K dated February 19, 1998.

4.1	Indenture, dated as of August 1, 1982, was filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated January 16, 1998.

4.2	First Supplemental Indenture, dated as of April 1, 1986, was filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated January 16, 1998.

4.3	Second Supplemental Indenture, dated as of October 1, 1989, was filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated January 16, 1998.

4.4	Third Supplemental Indenture, dated as of November 1, 1995, was filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated January 16, 1998.

4.5	Indenture, dated as of June 24, 2005, was filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 20, 2005.

*10	PPG Industries, Inc. Nonqualified Retirement Plan dated as of January 1, 1989, as amended February 21, 2002, was filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2001.

*10.1	PPG Industries, Inc. Supplemental Executive Retirement Plan II, as amended, was filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 1995.

*10.2	Form of Change in Control Employment Agreement was filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 1995.

*10.3	PPG Industries, Inc. Directors’ Common Stock Plan, as amended February 20, 2002, was filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003.

*10.4	PPG Industries, Inc. Deferred Compensation Plan for Directors, as amended and restated as of April 20, 2006, was filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.

*10.5	PPG Industries, Inc. Deferred Compensation Plan, as amended February 15, 2006, was filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2005.

*10.6	PPG Industries, Inc. Executive Officers’ Long Term Incentive Plan was filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 16, 2005.

*10.7	PPG Industries, Inc. Long Term Incentive Plan for Key Employees was filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 16, 2005.

*10.8	Form of TSR Share Award Agreement was filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated February 16, 2005.

*10.9	Form of Restricted Stock Unit Award Agreement was filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 15, 2005.

*10.10	PPG Industries, Inc. Executive Officers’ Annual Incentive Compensation Plan, as amended effective February 18, 2004, was filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2003.

*10.11	PPG Industries, Inc. Incentive Compensation and Deferred Income Plan for Key Employees, as amended February 15, 2006 was filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2005.

*10.12	PPG Industries, Inc. Management Award and Deferred Income Plan was filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002.

*10.13	PPG Industries, Inc. Stock Plan, dated as of April 17, 1997, as amended July 20, 2005, was filed as Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2005.

*10.14	Form of Non-Qualified Option Agreement was filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated February 15, 2005.

*10.15	Form of Non-Qualified Option Agreement for Directors was filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated February 15, 2005.

*10.16	Summary of Non-Employee Director Compensation and Benefits was filed as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2005.

*10.17	PPG Industries, Inc. Challenge 2000 Stock Plan was filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003.

*10.18	PPG Industries, Inc. Omnibus Incentive Plan was filed as Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.

†12	Computation of Ratio of Earnings to Fixed Charges for the Nine Months Ended September 30, 2006 and for the Five Years Ended December 31, 2005.

†31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.
*	Management contracts, compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 601 of Regulation S-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PPG INDUSTRIES, INC.
(Registrant)

Date: October 31, 2006	By	/s/ W. H. Hernandez
W. H. Hernandez
Senior Vice President, Finance
(Principal Financial and Accounting Officer and Duly Authorized Officer)

PPG Industries Inc. and Consolidated Subsidiaries

Index to Exhibits

Exhibits

3	PPG Industries, Inc. Restated Articles of Incorporation, as amended, were filed as Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1995.

3.1	Statement with Respect to Shares, amending the Restated Articles of Incorporation effective April 21, 1998, was filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 1998.

3.2	PPG Industries, Inc. Bylaws, as amended and restated effective July 20, 2006, were filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 21, 2006.

4	Rights Agreement, dated as of February 19, 1998, was filed as Exhibit 4 to the Registrant’s Current Report on Form 8-K dated February 19, 1998.

4.1	Indenture, dated as of August 1, 1982, was filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated January 16, 1998.

4.2	First Supplemental Indenture, dated as of April 1, 1986, was filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated January 16, 1998.

4.3	Second Supplemental Indenture, dated as of October 1, 1989, was filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated January 16, 1998.

4.4	Third Supplemental Indenture, dated as of November 1, 1995, was filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated January 16, 1998.

4.5	Indenture, dated as of June 24, 2005, was filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 20, 2005.

*10	PPG Industries, Inc. Nonqualified Retirement Plan dated as of January 1, 1989, as amended February 21, 2002, was filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2001.

*10.1	PPG Industries, Inc. Supplemental Executive Retirement Plan II, as amended, was filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 1995.

*10.2	Form of Change in Control Employment Agreement was filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 1995.

*10.3	PPG Industries, Inc. Directors’ Common Stock Plan, as amended February 20, 2002, was filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003.

*10.4	PPG Industries, Inc. Deferred Compensation Plan for Directors, as amended and restated as of April 20, 2006, was filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.

*10.5	PPG Industries, Inc. Deferred Compensation Plan, as amended February 15, 2006, was filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2005.

*10.6	PPG Industries, Inc. Executive Officers’ Long Term Incentive Plan was filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 16, 2005.

*10.7	PPG Industries, Inc. Long Term Incentive Plan for Key Employees was filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 16, 2005.

*10.8	Form of TSR Share Award Agreement was filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated February 16, 2005.

*10.9	Form of Restricted Stock Unit Award Agreement was filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 15, 2005.

*10.10	PPG Industries, Inc. Executive Officers’ Annual Incentive Compensation Plan, as amended effective February 18, 2004, was filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2003.

*10.11	PPG Industries, Inc. Incentive Compensation and Deferred Income Plan for Key Employees, as amended February 15, 2006 was filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2005.

*10.12	PPG Industries, Inc. Management Award and Deferred Income Plan was filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002.

*10.13	PPG Industries, Inc. Stock Plan, dated as of April 17, 1997, as amended July 20, 2005, was filed as Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2005.

*10.14	Form of Non-Qualified Option Agreement was filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated February 15, 2005.

*10.15	Form of Non-Qualified Option Agreement for Directors was filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated February 15, 2005.

*10.16	Summary of Non-Employee Director Compensation and Benefits was filed as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2005.

*10.17	PPG Industries, Inc. Challenge 2000 Stock Plan was filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003.

*10.18	PPG Industries, Inc. Omnibus Incentive Plan was filed as Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.

†12	Computation of Ratio of Earnings to Fixed Charges for the Nine Months Ended September 30, 2006 and for the Five Years Ended December 31, 2005.

†31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.
*	Management contracts, compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 601 of Regulation S-K.