Form 10-K
period 2006-12-31
PPG INDUSTRIES INC
filed 2007-02-21
CIK 79879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006	Commission File Number 1-1687

PPG INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	25-0730780
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

One PPG Place, Pittsburgh, Pennsylvania	15272
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:	412-434-3131

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock – Par Value $1.66 2/3	New York Stock Exchange
Philadelphia Stock Exchange
Preferred Share Purchase Rights	New York Stock Exchange
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

The aggregate market value of common stock held by non-affiliates as of June 30, 2006, was $10,885 million.

As of January 31, 2007, 163,976,892 shares of the Registrant’s common stock, with a par value of $1.66 2/3 per share, were outstanding. As of that date, the aggregate market value of common stock held by non-affiliates was $10,854 million.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated By Reference In Part No.
Portions of PPG Industries, Inc. Proxy Statement for its 2007 Annual Meeting of Shareholders	III

2006 PPG ANNUAL REPORT AND FORM 10-K	9

PPG INDUSTRIES, INC.

AND CONSOLIDATED SUBSIDIARIES

As used in this report, the terms “PPG,” “Company,” and “Registrant” mean PPG Industries, Inc. and its subsidiaries, taken as a whole, unless the context indicates otherwise.

Note on Incorporation by Reference

Throughout this report, various information and data are incorporated by reference to the Company’s 2006 Annual Report (hereinafter referred to as “the Annual Report”). Any reference in this report to disclosures in the Annual Report shall constitute incorporation by reference only of that specific information and data into this Form 10-K.

10	2006 PPG ANNUAL REPORT AND FORM 10-K

Part I

Item 1. Business

PPG Industries, Inc., incorporated in Pennsylvania in 1883, is comprised of five reportable business segments: Industrial Coatings, Performance and Applied Coatings, Optical and Specialty Materials, Commodity Chemicals and Glass. Each of the business segments in which PPG is engaged is highly competitive. However, the diversification of product lines and worldwide markets served tend to minimize the impact on PPG’s total sales and earnings of changes in demand for a particular product line or in a particular geographic area. Refer to Note 23, “Reportable Business Segment Information” under Item 8 of this Form 10-K for financial information relating to our reportable business segments and Note 2, “Acquisitions” under Item 8 for information regarding acquisition activity.

Industrial Coatings and Performance and Applied Coatings

PPG is a major global supplier of protective and decorative coatings. The Industrial Coatings and Performance and Applied Coatings reportable business segments supply protective and decorative finishes for customers in a wide array of end use markets including industrial equipment, appliances and packaging; factory-finished aluminum extrusions and steel and aluminum coils; marine and aircraft equipment; automotive original equipment; and other industrial and consumer products. In addition to supplying finishes to the automotive original equipment market, PPG supplies automotive refinishes to the aftermarket. The coatings industry is highly competitive and consists of a few large firms with global presence and many smaller firms serving local or regional markets. PPG competes in its primary markets with the world’s largest coatings companies, most of which have global operations, and many smaller regional coatings companies. Product development, innovation, quality and technical and customer service have been stressed by PPG and have been significant factors in developing an important supplier position by PPG’s coatings businesses comprising the Industrial Coatings and Performance and Applied Coatings reportable business segments.

The Industrial Coatings reportable business segment is comprised of the automotive, industrial and packaging coatings operating segments. The industrial and automotive coatings operating segments sell directly to a variety of manufacturing companies. Industrial, automotive and packaging coatings are formulated specifically for the customers’ needs and application methods. PPG also supplies adhesives and sealants for the automotive industry and metal pretreatments and related chemicals for industrial and automotive applications. The packaging coatings business supplies coatings and inks for aerosol, food and beverage containers for consumer products to the manufacturers of those containers. Product performance, technology, quality, and technical and customer service are major competitive factors in these coatings businesses.

The Performance and Applied Coatings reportable business segment is comprised of the refinish, aerospace and architectural coatings operating segments. The refinish coatings business produces coatings products for automotive/fleet repair and refurbishing, light industrial coatings for a wide array of markets and specialty coatings for signs. These products are sold primarily through distributors. The aerospace coatings business supplies sealants, coatings, paint strippers, technical cleaners, transparent armor and transparencies for commercial, military, regional jet and general aviation aircraft. We supply products to aircraft manufacturers, maintenance and aftermarket customers around the world both on a direct basis and through a company owned distribution network. Product performance, technology, quality, distribution and technical and customer service are major competitive factors in these coatings businesses. The architectural coatings business primarily produces coatings used by painting and maintenance contractors and by consumers for decoration and maintenance. We also supply coatings and finishes for the protection of metals and structures to metal fabricators, heavy duty maintenance contractors and manufacturers of ships, bridges, rail cars and shipping containers. These products are sold through a combination of company-owned stores, home centers, mass merchandisers, paint dealers, independent distributors, and directly to customers. Price, product performance, quality, distribution and brand recognition are key competitive factors for the architectural coatings operating segment. The architectural coatings business operates approximately 450 company-owned stores.

The Industrial Coatings and Performance and Applied Coatings businesses operate production facilities around the world. These facilities are usually shared and produce products sold by several operating segments of the Industrial Coatings and Performance and Applied Coatings reportable business segments. North American production facilities consist of 27 plants in the United States, two in Canada and one in Mexico. The three largest facilities in the United States are the Delaware, Ohio, plant, which primarily produces automotive refinishes; the Oak Creek, Wis., plant, which primarily produces industrial coatings; and the Cleveland, Ohio, plant, which primarily produces automotive original coatings. Outside North America, PPG operates five plants in Italy, three plants each in Brazil, China, Germany and Spain, two plants each in Australia, England, France, South Korea and the Netherlands, and one plant each in Argentina, Chile, Malaysia, New Zealand, Singapore, Thailand, Turkey and Uruguay. We also have an alliance with Kansai Paint. The venture, known as PPG Kansai Automotive Finishes, is owned 60% by PPG and 40% by Kansai Paint. The focus of the venture is Japanese-based

2006 PPG ANNUAL REPORT AND FORM 10-K	11

automotive original equipment manufacturers in North America and Europe. In addition, PPG and Kansai Paint are developing technology jointly, potentially benefiting customers worldwide. PPG owns equity interests in coatings operations in Canada, India and Japan. Additionally, the automotive coatings business operates five service centers in the United States, two in Poland, and one each in Canada, Italy, Mexico, and Portugal to provide just-in-time delivery and service to selected automotive assembly plants. Fourteen training centers in the United States, 15 in Europe, 11 in Asia, three in South America, two in Canada, and one in Mexico are in operation. These centers provide training for automotive aftermarket refinish customers. The aerospace business operates a global network of application support centers strategically located close to our customers around the world that provide technical support and just-in-time delivery of customized solutions to improve customer efficiency and productivity. Also, several automotive original coatings application centers are in operation throughout the world that provide testing facilities for customer paint processes and new products. The average number of persons employed by the Industrial Coatings reportable business segment during 2006 was 7,900. The average number of persons employed by the Performance and Applied Coatings reportable business segment during 2006 was 8,800.

Optical and Specialty Materials and Commodity Chemicals

PPG is a major producer and supplier of chemicals. PPG’s chemicals operations are comprised of two reportable business segments: Optical and Specialty Materials and Commodity Chemicals. PPG’s Optical and Specialty Materials reportable business segment is comprised of the optical products, silica and fine chemicals operating segments. The primary Optical and Specialty Materials products are Transitions® lenses, sunlenses, optical materials and polarized film; amorphous precipitated silicas for tire, battery separator, and other end-use markets; Teslin® synthetic printing sheet used in such applications as waterproof labels, e-passports and identification cards; and advanced intermediates and bulk active ingredients for the pharmaceutical industry. Transitions® lenses are processed and distributed by PPG’s 51%-owned joint venture with Essilor International. In the Optical and Specialty Materials businesses, product quality and performance and technical service are the most critical competitive factors. The Optical and Specialty Materials businesses operate four plants in the United States and one in Mexico. Outside North America, these businesses operate three plants in Thailand and one plant each in Australia, Brazil, France, Ireland, Italy, the Netherlands and the Philippines. The average number of persons employed by the Optical and Specialty Materials reportable business segment during 2006 was 3,000.

The Commodity Chemicals reportable business segment produces chlor-alkali and derivative products including chlorine, caustic soda, vinyl chloride monomer, chlorinated solvents, chlorinated benzenes, calcium hypochlorite, ethylene dichloride and phosgene derivatives. Most of these products are sold directly to manufacturing companies in the chemical processing, rubber and plastics, paper, minerals, metals, and water treatment industries. PPG competes with six other major producers of chlor-alkali products. Price, product availability, product quality and customer service are the key competitive factors. The chlor-alkali business operates three production facilities in the United States and one each in Canada and Taiwan. The two largest facilities are located in Lake Charles, La., and Natrium, W. Va. PPG also owns equity interests in operations in the United States. The average number of persons employed by the Commodity Chemicals reportable business segment during 2006 was 1,900.

Glass

PPG is a major producer of flat and fabricated glass in North America and a major global producer of continuous-strand fiber glass. The Glass reportable business segment is comprised of the automotive OEM glass, automotive replacement glass and services, performance glazings and fiber glass operating segments. PPG’s major markets are commercial and residential construction, the furniture and electronics industries, automotive original equipment and automotive aftermarket. Most glass products are sold directly to manufacturing companies. However, in the automotive replacement glass business products are sold directly to independent distributors and through PPG distribution outlets. PPG manufactures flat glass by the float process and fiber glass by the continuous-strand process. PPG also provides third party claims management services to insurance and vehicle fleet companies.

The bases for competition in the Glass businesses are price, quality, technology and customer service. The Company competes with six major producers of flat glass, six major producers of fabricated glass and three major producers of fiber glass throughout the world. In certain glass and fiber glass markets, there is increasing competition from other producers operating in low labor cost countries.

PPG’s principal Glass production facilities are in North America and Europe. Fourteen plants operate in the United States, of which six produce automotive original and replacement glass products, five produce flat glass, and three produce fiber glass products. There are three plants in Canada, two of which produce automotive original and replacement glass products and one which produces flat glass. One plant each in England and the Netherlands produces fiber glass. PPG owns equity interests in operations in China, Mexico, Taiwan, the United States and Venezuela and a majority interest in a glass distribution company in Japan. Additionally, there are four satellite operations in the United States, two in

12	2006 PPG ANNUAL REPORT AND FORM 10-K

Canada and one in Mexico that provide limited fabricating or assembly and just-in-time product delivery to selected automotive customer locations, one satellite glass coating facility in the United States for flat glass products and two satellite tempering and fabrication facilities in the United States for flat glass products. There are also three claims management centers. The average number of persons employed by the Glass reportable business segment during 2006 was 8,900.

Raw Materials and Energy

The effective management of raw materials and energy is important to PPG’s continued success. Our primary energy cost is natural gas used in our Glass and Commodity Chemicals businesses. In 2006, natural gas costs declined slightly in the U.S. compared to record 2005 levels. This decline was due in large part to relatively low hurricane activity in the U.S. Gulf Coast and record high natural gas inventory levels in the fourth quarter of 2006. In the fourth quarter of 2005, prices were elevated due in large part to the adverse impact on supply of the high level of hurricane activity in the Gulf Coast. In 2006 our coatings raw material costs increased by approximately three percent, following an approximate ten percent rise in 2005. In addition, the growth of global industrial production, particularly in China and the United States, and a slowing in the rate at which our suppliers have added production capacity in North America have resulted not only in upward pressure on price, but also increased the importance of managing our supply chain.

The Company’s most significant raw materials are titanium dioxide and epoxy and other resins in the coatings businesses; and sand, soda ash and polyvinyl butyral in the Glass businesses. Energy is a significant production cost in the Commodity Chemicals and Glass businesses. Most of the raw materials and energy used in production are purchased from outside sources, and the Company has made, and plans to continue to make, supply arrangements to meet the planned operating requirements for the future. Supply of critical raw materials and energy is managed by establishing contracts, multiple sources, and identifying alternative materials or technology, whenever possible. We have aggressive sourcing initiatives underway to support our continuous efforts to find the lowest total material costs. These initiatives include reformulation of certain of our products as part of a product renewal strategy and qualifying multiple sources of supply, including supplies from Asia and other lower cost regions of the world.

We are subject to existing and evolving standards relating to the registration of chemicals that impact or could potentially impact the availability and viability of some of the raw materials we use in our production processes. Our ongoing, global product stewardship efforts are directed at maintaining our compliance with these standards. In December 2006, European Union member states gave their final approval to comprehensive chemical management legislation known as “REACH”, the Registration, Evaluation and Authorization of Chemicals. REACH applies to all existing and new chemical substances manufactured in or imported into the European Union in quantities greater than one metric ton per year. The legislation requires that all such substances be pre-registered by Dec. 31, 2008. Subsequently, REACH will require the registration, testing and authorization of these pre-registered chemicals over an 11-year period. We are currently reviewing our product portfolio to identify substances that may require pre-registration. Additionally, we are working with our suppliers to understand the future availability and viability of the raw materials we use in our production processes. We anticipate that REACH will result in incremental costs to PPG and our suppliers and may result in some of the chemicals we use being regulated or restricted; however, at this time it is not possible to quantify the financial impact on PPG’s businesses.

Research and Development

Research and development costs, including depreciation of research facilities, during 2006, 2005 and 2004 were $334 million, $325 million and $321 million, respectively. PPG owns and operates several facilities to conduct research and development involving new and improved products and processes. Additional process and product research and development work is also undertaken at many of the Company’s manufacturing plants. As part of our ongoing efforts to manage our costs effectively, we have a laboratory in China and an outsourcing arrangement with a laboratory in the Ukraine and have been actively pursuing government funding of a small, but growing portion of our research efforts.

Patents

PPG considers patent protection to be important. The Company’s reportable business segments are not materially dependent upon any single patent or group of related patents. PPG received $44 million in 2006, $38 million in 2005 and $40 million in 2004 from royalties and the sale of technical know-how.

Backlog

In general, PPG does not manufacture its products against a backlog of orders. Production and inventory levels are geared primarily to projections of future demand and the level of incoming orders.

Non-U.S. Operations

PPG has a significant investment in non-U.S. operations, and as a result we are subject to certain inherent risks, including economic and political conditions in international markets and fluctuations in foreign currency exchange rates. While approximately 85% of sales and operating income is generated by products sold in the

2006 PPG ANNUAL REPORT AND FORM 10-K	13

United States, Canada and Western Europe, our remaining sales and operating income are generated in developing regions, such as Asia, Eastern Europe and Latin America.

Employee Relations

The average number of persons employed worldwide by PPG during 2006 was 32,200. The Company has numerous collective bargaining agreements throughout the world. While we have experienced occasional work stoppages as a result of the collective bargaining process and may experience some work stoppages in the future, we believe we will be able to negotiate all labor agreements on satisfactory terms. To date, these work stoppages have not had a significant impact on the PPG’s operating results. Overall, the Company believes it has good relationships with its employees.

Environmental Matters

PPG is subject to existing and evolving standards relating to protection of the environment. Capital expenditures for environmental control projects were $14 million, $18 million and $11 million in 2006, 2005 and 2004, respectively. It is expected that expenditures for such projects in 2007 will approximate $24 million. Although future capital expenditures are difficult to estimate accurately because of constantly changing regulatory standards and policies, it can be anticipated that environmental control standards will become increasingly stringent and the cost of compliance will increase.

Additionally, about 20% of our chlor-alkali production capacity currently utilizes mercury cell technology. We strive to operate these cells in accordance with applicable laws and regulations, and these cells are reviewed at least annually by state authorities. The U.S. Environmental Protection Agency (“USEPA”) has issued new regulations imposing significantly more stringent requirements on mercury emissions. These new rules took effect in December 2006. In order to meet the USEPA’s new air quality standards, in July 2005, a decision was made to replace the existing mercury cell production unit at our Lake Charles, LA chlor-alkali plant with newer membrane cell technology. The Louisiana Department of Environmental Quality has granted a one year extension to meet the new requirements on mercury emissions. This capital project began in 2005 and will continue through mid-2007. We do not expect the project to materially increase PPG’s total capital spending in 2007.

PPG is negotiating with various government agencies concerning 95 current and former manufacturing sites and offsite waste disposal locations, including 22 sites on the National Priority List. The number of sites is comparable with the prior year. While PPG is not generally a major contributor of wastes to these offsite waste disposal locations, each potentially responsible party may face governmental agency assertions of joint and several liability. Generally, however, a final allocation of costs is made based on relative contributions of wastes to the site. There is a wide range of cost estimates for cleanup of these sites, due largely to uncertainties as to the nature and extent of their condition and the methods that may have to be employed for their remediation. The Company has established reserves for those sites where it is probable that a liability has been incurred and the amount can be reasonably estimated. As of Dec. 31, 2006 and 2005, PPG had reserves for environmental contingencies totaling $282 million and $94 million, respectively, of which $65 million and $29 million, respectively, were classified as current liabilities. Pretax charges against income for environmental remediation costs in 2006, 2005 and 2004 totaled $207 million, $27 million and $15 million, respectively. Cash outlays related to such environmental remediation aggregated $22 million, $14 million and $26 million in 2006, 2005 and 2004, respectively. Environmental remediation of a former chromium manufacturing plant site and associated sites in Jersey City, NJ represents the major part of our 2006 environmental charges and reserves. Included in the amounts mentioned above were $185 million of 2006 charges against income and $198 million in reserves at Dec. 31, 2006 associated with all New Jersey chromium sites.

The Company’s experience to date regarding environmental matters leads PPG to believe that it will have continuing expenditures for compliance with provisions regulating the protection of the environment and for present and future remediation efforts at waste and plant sites. Management anticipates that such expenditures will occur over an extended period of time. Over the 15 years prior to 2006, the pretax charges against income ranged between $10 million and $49 million per year. Charges for estimated environmental remediation costs in 2006 were significantly higher than our historical range as a result of our continuing efforts to analyze and assess the environmental issues associated with a former chromium manufacturing plant site located in Jersey City, NJ and at the Calcasieu River Estuary located near our Lake Charles, LA chlor-alkali plant, which efforts resulted in a pre-tax charge of $173 million in the third quarter of 2006 for the estimated costs of remediating these sites. We anticipate that charges against income in 2007 for environmental remediation costs will be within the prior historical range. In management’s opinion, the Company operates in an environmentally sound manner, is well positioned, relative to environmental matters, within the industries in which it operates, and the outcome of these environmental contingencies will not have a material adverse effect on PPG’s financial position or liquidity; however, any such outcome may be material to the results of operations of any particular period in which costs, if any, are recognized. See Note 14, “Commitments and Contingent Liabilities,” under Item 8 of this Form 10-K for additional information related to environmental matters.

14	2006 PPG ANNUAL REPORT AND FORM 10-K

Internet Access

The Web site address for the Company is www.ppg.com. The Company’s recent filings on Forms 10-K, 10-Q and 8-K and any amendments to those documents can be accessed without charge on that website under Investor Center, SEC Filings.

Item 1a. Risk Factors

As a global manufacturer of coatings, glass and chemicals products, we operate in a business environment that includes risks. These risks are not unlike the risks we have faced in the recent past. Each of the risks described in this section could adversely affect our operating results, financial position, and liquidity. While the factors listed here are considered to be the more significant factors, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles which may adversely affect our business.

Increases in prices and declines in the availability of raw materials could negatively impact our financial results

Our operating results are significantly affected by the cost of raw materials and energy, including natural gas. Changes in natural gas prices have a significant impact on the operating performance of our Commodity Chemicals and Glass businesses. Each one-dollar change in the unit price of natural gas per million British Thermal Units (“mmbtu”) has a direct impact of approximately $60 million to $70 million on our annual operating costs. All time record high natural gas costs in North America were reached in 2005 following the severe hurricanes that impacted the U.S. Gulf Coast in the third quarter. In 2006, natural gas costs in North America remained high by historical standards, but did decline slightly versus the 2005 levels. Year-over-year coatings raw material costs rose by $75 million in 2006 following a rise of $245 million in 2005. Additionally, certain raw materials are critical to our production processes. These include titanium dioxide and epoxy and other resins in the Industrial Coatings and Performance and Applied Coatings businesses and sand, soda ash and polyvinyl butyral in the Glass businesses. The Company has made, and plans to continue to make, supply arrangements to meet the planned operating requirements for the future. However, an inability to obtain these critical raw materials would adversely impact our ability to produce products.

We experience substantial competition from certain low-cost regions

Growing competition from companies in certain regions of the world, including Asia, Eastern Europe and Latin America, where energy and labor costs are lower than those in the U.S., could result in lower selling prices or reduce demand for some of our glass and fiber glass products.

Our facilities are subject to various environmental laws and regulations

Pretax charges against income for environmental remediation ranged between $10 million and $49 million per year over the 15 years prior to 2006. In 2006 those charges totaled $207 million. We have accrued $282 million for estimated remediation costs that are probable at Dec. 31, 2006. In addition to the amounts currently reserved, the Company may be subject to loss contingencies related to environmental matters estimated to be as much as $200 million to $300 million. Such unreserved losses are reasonably possible but are not currently considered to be probable of occurrence.

We are involved in a number of lawsuits and claims, both actual and potential, in which substantial monetary damages are sought

The results of any future litigation or settlement of such lawsuits and claims are inherently unpredictable, but such outcomes could be adverse and material in amount.

For over thirty years, we have been a defendant in lawsuits involving claims alleging personal injury from exposure to asbestos

Most of our potential exposure relates to allegations by plaintiffs that PPG should be liable for injuries involving asbestos containing thermal insulation products manufactured by a 50% owned joint venture, Pittsburgh Corning Corporation. Although we have entered into a settlement arrangement with several parties concerning these asbestos claims as discussed in Note 14, “Commitments and Contingent Liabilities,” under Item 8 of this Form 10-K, the arrangement remains subject to court proceedings and, if not approved, the outcome could be material to the results of operations of any particular period.

We sell products to U.S.-based automotive original equipment manufacturers and their suppliers

The North American automotive industry continues to experience structural change, including the loss of U.S. market share by General Motors, Ford and Daimler- Chrysler. Further deterioration of market conditions could cause certain of our customers and suppliers to have liquidity problems, potentially resulting in the write-off of amounts due from these customers and cost impacts of changing suppliers.

Our international operations expose us to additional risks and uncertainties that could affect our financial results

Because we are a global company, our results are subject to certain inherent risks, including economic and political conditions in international markets and fluctuations in foreign currency exchange rates. While approximately 85% of sales and operating income is generated by products sold in the United States, Canada and Western Europe, our remaining sales and operating income are generated in developing regions, such as Asia, Eastern Europe and Latin America.

2006 PPG ANNUAL REPORT AND FORM 10-K	15

As a producer of chemicals and coatings, we manufacture and transport certain materials that are inherently hazardous due to their toxic or volatile nature

We have significant experience in handling these materials and take precautions to handle and transport them in a safe manner. However, these materials, if mishandled or released into the environment, could cause substantial property damage or personal injuries resulting in significant legal claims against us. In addition, evolving regulations concerning the security of chemical production facilities and the transportation of hazardous chemicals could result in increased future capital or operating costs.

Business disruptions could have a negative impact on our results of operations and financial condition

Unexpected events, including supply disruptions, temporary plant and/or power outages, natural disasters and severe weather events, fires, or war or terrorist activities, could increase the cost of doing business or otherwise harm the operations of PPG, our customers and our suppliers. It is not possible for PPG to predict the occurrence or consequence of any such events. However, such events could make it difficult or impossible for PPG to receive raw materials from suppliers and deliver products to customers or reduce demand for PPG’s products.

Item 1b. Unresolved Staff Comments

None.

Item 2. Properties

See “Item 1. Business” for information on PPG’s production and fabrication facilities.

Generally, the Company’s plants are suitable and adequate for the purposes for which they are intended, and overall have sufficient capacity to conduct business in the upcoming year.

Item 3. Legal Proceedings

PPG is involved in a number of lawsuits and claims, both actual and potential, including some that it has asserted against others, in which substantial monetary damages are sought. These lawsuits and claims, the most significant of which are described below, relate to contract, patent, environmental, product liability, antitrust and other matters arising out of the conduct of PPG’s business. To the extent that these lawsuits and claims involve personal injury and property damage, PPG believes it has adequate insurance; however, certain of PPG’s insurers are contesting coverage with respect to some of these claims, and other insurers, as they had prior to the asbestos settlement described below, may contest coverage with respect to some of the asbestos claims if the settlement is not implemented. PPG’s lawsuits and claims against others include claims against insurers and other third parties with respect to actual and contingent losses related to environmental, asbestos and other matters.

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

For over thirty years, PPG has been a defendant in lawsuits involving claims alleging personal injury from exposure to asbestos. For a description of asbestos litigation affecting the Company and the terms and status of the proposed PPG Settlement Arrangement announced May 14, 2002, see Note 14, “Commitments and Contingent Liabilities,” under Item 8 of this Form 10-K.

Over the past several years, the Company and others have been named as defendants in several cases in various jurisdictions claiming damages related to exposure to lead and remediation of lead-based coatings applications. PPG has been dismissed as a defendant from most of these lawsuits and has never been found liable in any of these cases.

In 2005, we received a Notice of Violation (“NOV”) and notice of intent to issue a further NOV from the State of North Carolina Department of Environment and Natural Resources related to our Shelby, North Carolina fiber glass plant. Specifically, the NOVs related to non-compliant stack air emissions tests in 2005 conducted under the requirements of the Clean Air Act Title V Regulations. In 2006, PPG resolved these NOVs by entering into a Special Order By Consent (“SOC”) with the North Carolina Environmental Management Commission (the “EMC”) pursuant to which PPG paid a civil penalty of $52,000.

16	2006 PPG ANNUAL REPORT AND FORM 10-K

In an unrelated matter, PPG and the EMC entered into an SOC in June, 2004 pursuant to which PPG agreed to achieve certain specified emission limits for particulate matter from a furnace at the Lexington facility by Dec. 31, 2007. In March 2006, PPG requested an extension of the Dec. 31, 2007 deadline for achieving the emission limits for particulate matter until Dec. 31, 2009. The EMC has agreed in principal to this extension and has proposed that PPG and EMC enter into a new SOC which would include, among other things, a stipulated civil penalty of $125,000 and a commitment by PPG to pay an additional $1,102,500 penalty in the event PPG were to shut down the furnace without installing an emission control system for particulate matter by Dec. 31, 2011. In PPG’s experience, matters such as these often can be resolved with civil penalty amounts below $100,000. However, PPG cannot predict the amount, if any, of the civil penalty that may be assessed for this matter.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Company

Set forth below is information related to the Company’s executive officers as of Feb. 21, 2007.

Name	Age	Title
Charles E. Bunch (a)	57	Chairman of the Board and Chief Executive Officer since July 2005
James C. Diggs	58	Senior Vice President and General Counsel since July 1997 and Secretary since September 2004
William H. Hernandez	58	Senior Vice President, Finance since January 1995
J. Rich Alexander (b)	51	Senior Vice President, Coatings since May 2005
Victoria M. Holt (c)	49	Senior Vice President, Glass and Fiber Glass since May 2005
Kevin F. Sullivan (d)	55	Senior Vice President, Chemicals since May 2005
William A. Wulfsohn (e)	44	Senior Vice President, Coatings, since July 2006
(a)	Prior to his present position, Mr. Bunch held the positions of President and Chief Operating Officer and Executive Vice President, Coatings.
(b)	Prior to his present position, Mr. Alexander held the positions of Vice President, Industrial Coatings and Global General Manager, General Industrial Coatings.
(c)	Prior to her present position, Ms. Holt held the position of Vice President, Fiber Glass. Prior to joining PPG, she held executive positions at Solutia Inc.
(d)	Prior to his present position, Mr. Sullivan held the positions of Vice President, Chemicals and Vice President, Fiber Glass.
(e)	Prior to his present position, Mr. Wulfsohn held the position of Senior Vice President, Coatings and Managing Director, PPG Europe; and Vice President, Coatings, Europe, and Managing Director, PPG Europe. Prior to joining PPG, he held executive positions at Honeywell International Inc.

2006 PPG ANNUAL REPORT AND FORM 10-K	17

Part II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information required by Item 5 regarding market information, including stock exchange listings and quarterly stock market prices, dividends and holders of common stock is included in Exhibit 99.1 filed with this Form 10-K and is incorporated herein by reference. This information is also included in the PPG Shareholder Information on page 73 of this Annual Report.

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

Under the PPG Deferred Compensation Plan for Directors, each Director may elect to defer the receipt of all or any portion of the compensation paid to such Director for serving as a PPG Director. All deferred payments are held in the form of Common Stock Equivalents. Payments out of the deferred accounts are made in the form of Common Stock of the Company (and cash as to any fractional Common Stock Equivalent). The Directors, as a group, were credited with 2,886; 10,954; and 12,877 Common Stock Equivalents in 2006, 2005, and 2004 respectively, under this plan. The values of the Common Stock Equivalents, when credited, ranged from $61.32 to $65.84 in 2006, $57.85 to $72.95 in 2005 and $57.69 to $65.09 in 2004.

Under the PPG Directors’ Common Stock Plan, each Director who neither is, nor was, an employee of the Company was credited with Common Stock Equivalents worth one-half of the Director’s basic annual retainer. Effective Jan. 1, 2003, active Directors no longer participate in the PPG Directors’ Common Stock Plan. On that date, the Common Stock Equivalents held in each of the then active Directors’ accounts in the PPG Directors’ Common Stock Plan were transferred to their accounts in the PPG Deferred Compensation Plan for Directors. On Dec. 31, 2006, there were only two retired Directors with accounts remaining in the PPG Directors’ Common Stock Plan. For one retired Director, the Common Stock Equivalents will be converted to cash at the fair market value of the common stock and paid in cash upon distribution. For the other retired Director, the Common Stock Equivalents will be converted into and paid in Common Stock of the Company (and cash as to any fractional Common Stock Equivalent) upon distribution. These Directors, as a group, received 26, 58 and 93 Common Stock Equivalents in 2006, 2005 and 2004, respectively, under this plan. The values of those Common Stock Equivalents, when credited, ranged from $61.32 to $65.84 in 2006, $57.85 to $72.95 in 2005 and $57.69 to $65.09 in 2004.

Issuer Purchases of Equity Securities

The following table summarizes the Company’s stock repurchase activity for the three months ended Dec. 31, 2006:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program(1)
October 2006
Repurchase program	236,300	$68.45	236,300	8,980,000

Other transactions(2)	103,099	69.03	—	—
November 2006
Repurchase program	861,900	65.45	861,900	8,118,100

Other transactions(2)	13,116	67.41	—	—
December 2006
Repurchase program	456,700	65.10	456,700	7,661,400

Other transactions(2)	68,553	66.09	—	—
Total quarter ended Dec. 31, 2006
Repurchase program	1,554,900	$65.80	1,554,900	7,661,400

Other transactions(2)	184,768	$67.82	—	—
(1)	These shares were repurchased under a 10 million share repurchase program approved by PPG’s Board of Directors in October 2005.
(2)	Includes shares withheld or certified to in satisfaction of the exercise price and/or tax withholding obligation by holders of employee stock options who exercised options granted under the PPG Industries, Inc. Stock Plan.

18	2006 PPG ANNUAL REPORT AND FORM 10-K

Equity Compensation Plan Information

The plan documents for the plans described in the footnotes below are included as Exhibits to this Form 10-K, and are incorporated herein by reference in their entirety. The following table provides information as of Dec. 31, 2006 regarding the number of shares of PPG Common Stock that may be issued under PPG’s equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	9,413,216	$58.35	10,265,556

Equity compensation plans not approved by security holders(2), (3)	2,089,300	$70.00	—

Total	11,502,516	$60.57	10,265,556
(1)	Equity compensation plans approved by security holders include the PPG Industries, Inc. Stock Plan, the PPG Omnibus Plan, the PPG Industries, Inc. Executive Officers’ Long Term Incentive Plan, and the PPG Industries Inc. Long Term Incentive Plan.
(2)	Equity compensation plans not approved by security holders include the PPG Industries, Inc. Challenge 2000 Stock Plan. This plan is a broad-based stock option plan under which the Company granted to substantially all active employees of the Company and its majority owned subsidiaries on July 1, 1998, the option to purchase 100 shares of the Company’s common stock at its then fair market value of $70.00 per share. Options became exercisable on July 1, 2003, and expire on June 30, 2008. There were 2,089,300 shares issuable upon exercise of options outstanding under this plan as of Dec. 31, 2006.
(3)	Excluded from the information presented here are common stock equivalents held under the PPG Industries, Inc. Deferred Compensation Plan, the PPG Industries, Inc. Deferred Compensation Plan for Directors and the PPG Industries, Inc. Directors’ Common Stock Plan, none of which are equity compensation plans. As supplemental information, there were 491,168 common stock equivalents held under such plans as of Dec. 31, 2006.

Item 6. Selected Financial Data

The information required by Item 6 regarding the selected financial data for the five years ended Dec. 31, 2006 is included in Exhibit 99.2 filed with this Form 10-K and is incorporated herein by reference. This information is also reported in the Eleven-Year Digest on page 72 of the Annual Report under the captions net sales, income (loss) before accounting changes, cumulative effect of accounting changes, net income (loss), earnings (loss) per common share before accounting changes, cumulative effect of accounting changes on earnings (loss) per common share, earnings (loss) per common share, earnings (loss) per common share – assuming dilution, dividends per share, total assets and long-term debt for the years 2002 through 2006.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Performance in 2006 compared with 2005

Performance Overview

Our sales increased 8% to $11.0 billion in 2006 compared to $10.2 billion in 2005. Sales increased 4% due to the impact of acquisitions, 2% due to increased volumes, and 2% due to increased selling prices.

Cost of sales as a percentage of sales increased slightly to 63.7% compared to 63.5% in 2005. Selling, general and administrative expense increased slightly as a percentage of sales to 17.9% compared to 17.4% in 2005. These costs increased primarily due to higher expenses related to store expansions in our architectural coatings operating segment and increased advertising to promote growth in our optical products operating segment.

Other charges decreased $81 million in 2006. Other charges in 2006 included pretax charges of $185 million for estimated environmental remediation costs at sites in New Jersey and $42 million for legal settlements offset in part by pretax earnings of $44 million for insurance recoveries related to the Marvin legal settlement and to Hurricane Rita. Other charges in 2005 included pretax charges of $132 million related to the Marvin legal settlement net of related insurance recoveries of $18 million, $61 million for the federal glass class action antitrust legal settlement, $34 million of direct costs related to the impact of hurricanes Rita and Katrina, $27 million for an asset impairment charge in our fine chemicals operating segment and $19 million for debt refinancing costs.

Other earnings increased $30 million in 2006 due to higher equity earnings, primarily from our Asian fiber glass joint ventures, and higher royalty income.

Net income and earnings per share – assuming dilution for 2006 were $711 million and $4.27, respectively, compared to $596 million and $3.49, respectively, for 2005. Net income in 2006 included aftertax charges of $106 million, or 64 cents a share, for estimated environmental remediation costs at sites in New Jersey and Louisiana in the third quarter; $26 million, or 15 cents a share, for legal settlements; $23 million, or 14 cents a share for business restructuring; $17 million, or 10 cents a share, to reflect the net increase in the current value of the Company’s obligation relating to asbestos claims under the PPG Settlement Arrangement; and aftertax earnings of $24 million, or 14 cents a share for insurance recoveries. Net income in 2005 included aftertax charges of $117 million, or 68 cents a share for legal settlements net of insurance; $21 million, or 12 cents a share for direct costs related to the impact of hurricanes Katrina and Rita; $17 million, or 10 cents a share, related to an asset impairment charge related to our fine chemicals operating segment; $12 million, or 7 cents a share, for debt refinancing cost; and $13 million, or 8 cents a share, to reflect the net increase in the current

2006 PPG ANNUAL REPORT AND FORM 10-K	19

Management’s Discussion and Analysis

value of the Company’s obligation relating to asbestos claims under the PPG Settlement Arrangement. The legal settlements net of insurance included aftertax charges of $80 million for the Marvin legal settlement, net of insurance recoveries of $11 million, and $37 million for the impact of the federal glass class action antitrust legal settlement.

Results of Reportable Business Segments

	Net sales		Segment income
(Millions)	2006	2005	2006	2005
Industrial Coatings	$3,236	$2,921	$349	$284
Performance and Applied Coatings	3,088	2,668	514	464
Optical and Specialty Materials	1,001	867	223	158
Commodity Chemicals	1,483	1,531	285	313
Glass	2,229	2,214	148	123

Industrial Coatings sales increased $315 million or 11% in 2006. Sales increased 4% due to acquisitions, 4% due to increased volumes in the automotive, industrial and packaging coatings operating segments, 2% due to higher selling prices, particularly in the industrial and packaging coatings businesses and 1% due to the positive effects of foreign currency translation. Segment income increased $65 million in 2006. The increase in segment income was primarily due to the impact of increased sales volume, lower overhead and manufacturing costs, and the impact of acquisitions. Segment income was reduced by the adverse impact of inflation, which was substantially offset by higher selling prices.

Performance and Applied Coatings sales increased $420 million or 16% in 2006. Sales increased 8% due to acquisitions, 4% due to higher selling prices in the refinish, aerospace and architectural coatings operating segments, 3% due to increased volumes in our aerospace and architectural coatings businesses and 1% due to the positive effects of foreign currency translation. Segment income increased $50 million in 2006. The increase in segment income was primarily due to the impact of increased sales volume and higher selling prices, which more than offset the impact of inflation. Segment income was reduced by increased overhead costs to support growth in our architectural coatings business.

Optical and Specialty Materials sales increased $134 million or 15% in 2006. Sales increased 10% due to higher volumes, particularly in optical products and fine chemicals and 5% due to acquisitions in our optical products business. Segment income increased $65 million in 2006. The absence of the 2005 charge for an asset impairment in our fine chemicals business increased segment income by $27 million. The remaining $38 million increase in segment income was primarily due to increased volumes, lower manufacturing costs, and the absence of the 2005 hurricane costs of $3 million, net of 2006 insurance recoveries, which were only partially offset by increased overhead costs in our optical products business to support growth and the negative impact of inflation.

Commodity Chemicals sales decreased $48 million or 3% in 2006. Sales decreased 4% due to lower chlor-alkali volumes and increased 1% due to higher selling prices. Segment income decreased $28 million in 2006. The year-over-year decline in segment income was due primarily to lower sales volumes and higher manufacturing costs associated with reduced production levels. The absence of the 2005 charges for direct costs related to hurricanes increased segment income by $29 million. The impact of higher selling prices; lower inflation, primarily natural gas costs, and an insurance recovery of $10 million related to the 2005 hurricane losses also increased segment income in 2006.

Our fourth-quarter chlor-alkali sales volumes and earnings were negatively impacted by production outages at several customers over the last two months of 2006. It is uncertain when some of these customers will return to a normal level of production which may impact the sales and earnings of our chlor-alkali business in early 2007.

Glass sales increased $15 million or 1% in 2006. Sales increased 1% due to improved volumes resulting from a combination of organic growth and an acquisition. A slight positive impact on sales due to foreign currency translation offset a slight decline in pricing. Volumes increased in the performance glazings, automotive replacement glass and services and fiber glass businesses. Automotive OEM glass volume declined during 2006. Pricing was also up in performance glazings, but declined in the other glass businesses. Segment income increased $25 million in 2006. This increase in segment income was primarily the result of higher equity earnings from our Asian fiber glass joint ventures, higher royalty income and lower manufacturing and natural gas costs, which more than offset the negative impacts of higher inflation, lower margin mix of sales and reduced selling prices.

Our fiber glass operating segment made progress during 2006 in achieving our multi-year plan to improve profitability and cash flow. A transformation of our supply chain, which includes production of a more focused product mix at each manufacturing plant, manufacturing cost reduction initiatives and improved equity earnings from our Asian joint ventures are the primary focus and represent the critical success factors in this plan. During 2006, our new joint venture in China started producing high labor content fiber glass reinforcement products, which will allow us to refocus our U.S. production capacity on higher margin, direct process products. The 2006 earnings improvement by our fiber glass operating segment accounted for the bulk of the 2006 improvement in the Glass reportable business segment income.

20	2006 PPG ANNUAL REPORT AND FORM 10-K

Management’s Discussion and Analysis

The 2006 earnings of our automotive OEM glass operating segment declined year over year by $9 million, following a decline of $30 million in 2005. Significant structural changes continue to occur in the North American automotive industry, including the loss of U.S. market share by General Motors, Ford and Daimler-Chrysler. This has created a challenging and competitive environment for all suppliers to the domestic OEMs, including our operating segment. In 2007, the automotive OEM glass business will continue to focus on cost reduction, developing new, value added products and increasing sales volume.

We have an ongoing process that includes a review of our array of operating segments in relation to our overall strategic and performance objectives. In 2007, this process will include considering alternatives for maximizing shareholder value. These alternatives may include acquisitions, restructure, forming strategic alliances and divestiture. As part of this process, we are initially focused on the automotive OEM glass, automotive replacement glass and services and fine chemicals operating segments. To that end, we have engaged outside advisors to assist us in considering our alternatives, including the potential sale of one or more of these operating segments.

See Note 23, “Reportable Business Segment Information,” under Item 8 of this Form 10-K for further information related to our operating segments and reportable business segments.

Other Significant Factors

The effective tax rate for 2006 was 26.2% compared to 29.8% for 2005. The 2006 rate includes the benefit of a tax refund from Canada resulting from the favorable resolution of a tax dispute dating back to 1997 and a tax benefit related to the settlement with the Internal Revenue Service (“IRS”) of our tax returns for the years 2001-2003. In the aggregate, these benefits reduced 2006 income tax expense by $39 million. The 2006 effective tax rate includes a tax benefit of 36% on the charge for business restructuring and a tax benefit of 39% on the third quarter environmental remediation charge for sites in New Jersey and Louisiana, on the charges for legal settlements, and on the adjustment to increase the current value of the Company’s obligation relating to asbestos claims under the PPG Settlement Arrangement, as discussed in Note 14, “Commitments and Contingent Liabilities” under Item 8 of this Form 10-K. Income tax expense of 39% was recognized on certain insurance recoveries, and income tax expense of 31.5% was recognized on the remaining pretax earnings. The 2005 effective tax rate included a tax benefit of 39% on the charge for the Marvin legal settlement net of insurance recoveries, the settlement of the federal glass class action antitrust case, the asset impairment charge related to our fine chemicals operating segment, the charge for debt refinancing costs and the adjustment to increase the current value of the Company’s obligation relating to asbestos claims under the PPG Settlement Arrangement. The 2005 effective tax rate also included tax expense of $9 million related to dividends repatriated under the American Jobs Creation Act of 2004 (“AJCA 2004”) and tax expense of 31.0% on the remaining pretax earnings. Our current estimate of the effective tax rate for 2007 is 31.5%.

Outlook

In 2006, growth slowed in the U.S. and overall North American economy during the year. This growth rate decelerated more in the second half of the year due, in part, to both slower U.S. residential construction and automobile production. Overall industrial production increased 3% for the year despite a 3% decrease in automotive production. Industrial production remains the economic metric that most positively correlates with our organic volume growth because it reflects activity in PPG’s broad end-use markets. The U.S. commercial construction sector continued to grow throughout the year recording growth of more than 15%, a rate well above recent historical trends and overall U.S. GDP growth. The European economy grew at a fairly consistent rate throughout the year and overall industrial activity in most emerging regions of the world remained robust.

Overall inflation rates remained fairly modest as labor rates were fairly flat through most of the world. Energy prices and other basic raw material costs remained high from an historical perspective, with some costs increasing slightly while others declined during the year. Natural gas costs in the U.S. declined from all-time record highs experienced at the end of 2005 which were due, in part, to supply disruptions resulting from the U.S. hurricanes, while oil costs remained at high levels through year-end.

The European economy grew at a rate of about 3% in 2006. The economic growth was fueled primarily by higher industrial production and lower unemployment rates, the latter of which aided consumer spending. European automotive production rose by about 3%, as increases in Eastern Europe offset a slight decline in Western Europe. Overall industrial production expanded by about 1%.

The Asian economy continued to post very high growth relative to historical global trends. Industrial production, which includes vehicle production among other sub-categories, grew at more than 15% in China.

Entering 2007, many economists are predicting slower North American growth in the first half of the year compared with 2006. Inflation will likely remain fairly

2006 PPG ANNUAL REPORT AND FORM 10-K	21

Management’s Discussion and Analysis

modest, as globalization and productivity are expected to minimize labor cost inflation. Additionally, a slower U.S. economy would reduce demand for both energy and other commodity materials, which could in turn impact costs favorably. We currently expect interest rates in the U.S. to decline at some point in 2007, but they may increase further in the European community.

Overall global economic growth is expected to continue despite the moderation in the North American economy. The global growth will continue to be stimulated by growth in the emerging regions of the world including China, India and Eastern Europe. Western Europe is expected to continue to expand, but it may be at lower levels than 2006 due, in part, to a stronger Euro and higher interest rates.

The strong growth in the emerging regions continues a trend that has been prevalent for several years. Economic growth in China will be sustained by both continued infrastructure expansion and unrelenting growth in its industrial base. The infrastructure expansion will likely be helped by preparations for the 2008 Olympics which will be held in China.

Global companies such as PPG will continue to benefit by this overall global expansion, as evidenced in 2006 where PPG’s non-U.S. and non-Canadian operations grew organically by almost 10%. As this globalization increases, customers seek both global solutions and global servicing.

In 2007, we expect continued cost pressures including certain raw materials, transportation and healthcare costs. We remain focused on offsetting these cost pressures through aggressive sourcing initiatives combined with manufacturing cost improvements, productivity and selling price increases.

Our pension and post retirement benefit costs totaled $271 million in 2006 reflecting an increase of $37 million from 2005. These costs remain well above their 2000 level as a result of subpar investment returns over this time period, particularly the negative investment returns in the equity market in 2001 and 2002, a reduction in our expected future rate of return on pension plan assets, a lower discount rate environment and rising retiree medical costs, particularly for prescription drugs. However, based on our current estimates, we expect our pension and other postretirement benefits costs to decline by approximately $40 million in 2007. This decline is due primarily to improved actual investment returns and an increase in the discount rate environment in 2006 as well as the impact of the $100 million contribution we made to our U.S. pension plans in 2006.

In the area of energy, natural gas costs in 2006 remained high by historical standards, but did decline slightly versus the 2005 levels. In 2005, natural gas supply was disrupted by the two severe hurricanes, Katrina and Rita, which impacted the U.S. Gulf Coast in the third and fourth quarters. Changes in natural gas prices have a significant impact on the operating performance of our Commodity Chemicals and Glass businesses. Each one-dollar change in the price of natural gas per million British thermal units (“mmbtu”) has a direct impact of approximately $60 million to $70 million on our annual operating costs.

Our 2006 natural gas costs averaged about $8.00 per mmbtu for the year, while our 2005 costs averaged about $8.50. While it remains difficult to predict future natural gas prices, in order to reduce the risks associated with volatile prices, we use a variety of techniques, which include reducing consumption through improved manufacturing processes, switching to alternative fuels and hedging. We currently estimate our cost for natural gas in the first quarter of 2007 will be lower than the first quarter of 2006. We currently have about 35% of our first quarter 2007 natural gas purchases hedged at a price of about $8.30, and roughly 30% of our 2007 annual requirements hedged at about $8.00.

For the past several years we have also experienced increases in the prices we pay for raw materials used in many of our businesses, particularly in our coatings businesses. These increases have resulted from the industrial expansion, supply/demand imbalance and increases in supplier costs for oil and other inputs. Year-over-year coatings raw material costs rose by $245 million in 2005 and costs advanced another $75 million in 2006. We have and plan to continue to combat the impact of these rising costs by seeking alternate and global supply sources for our raw materials, reformulating our products, improving our production processes and raising our selling prices.

The same economic factors, along with high capacity utilization and industry related hurricane outages, resulted in tight supplies of chlor-alkali products in 2005 and a large portion of 2006. This led to record ECU pricing during all of 2005, followed by another record year in 2006. First quarter 2006 ECU prices reached all-time levels for PPG, and prices gradually descended each subsequent quarter.

Separately, during 2006 several chlor-alkali competitors in the industry announced permanent facility shutdowns which equate to approximately 4% of the North American production capacity. The largest portion of these, approximately 3%, was completed in the fourth quarter of 2006, with the remainder scheduled for late 2007.

In the fourth quarter of 2006, PPG’s chlor-alkali volumes were curtailed due to facility shutdowns by several large customers. These facility shutdowns were due, in part, to inventory management initiatives by customers, reflecting slowing in several of their U.S. end-markets.

22	2006 PPG ANNUAL REPORT AND FORM 10-K

Management’s Discussion and Analysis

We see a continued, dynamic chlor-alkali environment in 2007. It is uncertain when some of these customers will return to a normal level of production which may impact the sales and earnings of our chlor-alkali business in early 2007.

PPG also supplies a variety of product into the U.S. residential and commercial construction markets. In 2006, the demand in the U.S. residential market dropped notably, as U.S. housing starts declined 13%. Conversely, investment in commercial construction increased by more than 15%.

Also, the North American automotive industry continues to experience structural change, including the loss of U.S. market share by General Motors, Ford, and Daimler-Chrysler. This has resulted in continuation of a very challenging and competitive environment for all suppliers to this industry. These OEMs are also faced with, among other things, funding substantial pension and post-retirement medical liabilities that place stress on their financial condition. Our 2006 sales in the U.S. and Canada to General Motors, Ford and the automotive tiered suppliers whose Standard & Poor’s credit rating was BB or lower at Dec. 31, 2006 totaled approximately 4% of our total global sales. These sales were made under normal credit terms, and we expect to collect substantially all of the amounts due from these customers at Dec. 31, 2006 during the first quarter of 2007; however, we continue to focus on the management of this credit risk.

In 2006 we continued work on a major business process redesign project in our European coatings businesses that has the objectives of improving our competitiveness, supporting our initiatives to grow the business and increasing our margins. The project will standardize our business processes throughout the region on a common IT application platform in a newly defined business model that includes a new European headquarters established in Switzerland. We reached the first key milestone in this project in 2006 as we moved our European refinish business to the new business model over the first half of 2006. The net cost savings in 2006 were not significant but will increase as project activities continue through 2008 as we move our other European coatings businesses to this new model in 2007 and 2008.

We completed a series of acquisitions in 2006 that are intended to strengthen our coatings and optical products businesses by broadening their product offerings and geographic breadth. Sales increased in 2006 by $379 million due to acquisitions, and the acquired businesses were slightly accretive to earnings in 2006. We expect sales in 2007 from these acquisitions to be $700 million to $800 million with meaningful earnings growth.

While we anticipate some ongoing challenges entering 2007 due to continued softness in a few U.S. customer markets, we anticipate that solid global economic conditions will remain. We expect to continue capitalizing on this environment with organic growth, especially in emerging regions, and remain committed to continuing our consistent track record of cash generation for the ongoing benefit of our shareholders.

Accounting Standards Adopted in 2006

Note 1, “Summary of Significant Accounting Policies,” under Item 8 of this Form 10-K details the impact of the Company’s adoption of the provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment;” SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4;” and SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).”

Accounting Standards to be Adopted in Future Years

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 is effective for fiscal years beginning after Dec. 15, 2006. We are in the process of evaluating the effect that the adoption of this interpretation will have on PPG. We currently expect that we will reduce our tax contingency reserve by an amount that will not have a material effect on PPG’s financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This standard only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not increase the use of fair value measurement. SFAS No. 157 is effective for fiscal years beginning after Nov. 15, 2007. The Company is currently evaluating the impact of adopting this Statement; however, we do not expect it to have an effect on PPG’s consolidated results of operations or financial position.

Performance in 2005 Compared with 2004

Performance Overview

Our sales increased 7% to $10.2 billion in 2005 compared to $9.5 billion in 2004. Sales increased 6% due to higher selling prices, primarily in our Commodity Chemicals, Industrial Coatings and Performance and Applied Coatings reportable business segments, and 1% due to the positive effects of foreign currency translation. The impact

2006 PPG ANNUAL REPORT AND FORM 10-K	23

Management’s Discussion and Analysis

of increased volumes in our Performance and Applied Coatings, Optical and Specialty Materials and Glass reportable business segments was offset by volume declines in the Commodity Chemicals reportable business segment. The volume decline in the Commodity Chemicals reportable business segment was due in part to lost sales resulting from the impact of Hurricane Rita, as discussed below.

Cost of sales as a percentage of sales increased to 63.5% as compared to 63.1% in 2004. Inflation, including higher coatings raw material costs and higher energy costs in our Commodity Chemicals and Glass reportable business segments increased our cost of sales.

Selling, general and administrative expense declined slightly as a percentage of sales to 17.4% despite increasing by $56 million in 2005. These costs increased primarily due to increased advertising in our optical products operating segment and higher expenses due to store expansions in our architectural coatings operating segment. Interest expense declined $9 million in 2005, reflecting the year over year reduction in the outstanding debt balance of $80 million.

Other charges increased $284 million in 2005 primarily due to pretax charges of $132 million related to the Marvin legal settlement, net of $18 million in insurance recoveries, $61 million for the federal glass class action antitrust legal settlement, $34 million of direct costs related to the impact of hurricanes Rita and Katrina, $27 million for an asset impairment charge in our fine chemicals operating segment, $19 million for debt refinancing costs and an increase of $12 million for environmental remediation costs.

Net income and earnings per share – assuming dilution for 2005 were $596 million and $3.49 respectively, compared to $683 million and $3.95, respectively, for 2004. Net income in 2005 included aftertax charges of $117 million, or 68 cents a share, for legal settlements net of insurance; $21 million, or 12 cents a share for direct costs related to the impact of hurricanes Katrina and Rita; $17 million, or 10 cents a share related to an asset impairment charge related to our fine chemicals business; and $12 million, or 7 cents a share, for debt refinancing costs. The legal settlements net of insurance include aftertax charges of $80 million for the Marvin legal settlement, net of insurance recoveries, and $37 million for the impact of the federal glass class action antitrust legal settlement. Net income for 2005 and 2004 included an aftertax charge of $13 million, or 8 cents a share, and $19 million, or 11 cents a share, respectively, to reflect the net increase in the current value of the Company’s obligation relating to asbestos claims under the PPG Settlement Arrangement.

Results of Reportable Business Segments

	Net sales		Segment income
(Millions)	2005	2004	2005	2004
Industrial Coatings	$2,921	$2,818	$284	$338
Performance and Applied Coatings	2,668	2,478	464	451
Optical and Specialty Materials	867	805	158	186
Commodity Chemicals	1,531	1,229	313	113
Glass	2,214	2,183	123	166

Sales of Industrial Coatings increased $103 million or 4% in 2005. Sales increased 2% due to higher selling prices in our industrial and packaging coatings businesses and 2% due to the positive effects of foreign currency translation. Volume was flat year over year as increased volume in automotive coatings was offset by lower volume in industrial and packaging coatings. Segment income decreased $54 million in 2005. The decrease in segment income was due to the adverse impact of inflation, including raw materials costs increases of about $170 million, which more than offset the benefits of higher selling prices, improved sales margin mix, formula cost reductions, lower manufacturing costs and higher other income.

Performance and Applied Coatings sales increased $190 million or 8% in 2005. Sales increased 4% due to higher selling prices in all three operating segments, 3% due to increased volumes as increases in our aerospace and architectural coatings businesses exceeded volume declines in automotive refinish, and 1% due to the positive effects of foreign currency translation. Performance and Applied Coatings segment income increased $13 million in 2005. Segment income increased due to the impact of increased sales volumes described above and higher other income, which combined to offset the negative impacts of higher overhead costs to support the growth in these businesses, particularly in the architectural coatings business, and higher manufacturing costs. The impact of higher selling prices fully offset the adverse impact of inflation, including raw materials cost increases of about $75 million.

Optical and Specialty Materials sales increased $62 million or 8%. Sales increased 8% due to higher sales volumes in our optical products and silica businesses, which offset lower sales volumes in our fine chemicals business. Sales increased 1% due to an acquisition in our optical products business and decreased 1% due to lower pricing. Segment income decreased $28 million. The primary factor decreasing segment income was the $27 million impairment charge related to our fine chemicals business. The impact of higher sales volumes described above was offset by higher inflation, including increased energy costs; lower selling prices; increased overhead costs in our optical products business to support growth

24	2006 PPG ANNUAL REPORT AND FORM 10-K

Management’s Discussion and Analysis

and $4 million of direct costs related to the impact of the hurricanes.

Market conditions, such as fewer new drug approvals, product withdrawals, excess production capacity and increasing share of generic drugs, put pressure on the pharmaceutical industry and created a challenging environment for our fine chemicals business. These conditions produced an operating performance in fine chemicals in 2005 that was disappointing. As a result, in the fourth quarter, the Company evaluated our fine chemicals business for impairment in accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets”, and determined that indicators of impairment were present for certain long-lived assets at our manufacturing plant in the United States. In measuring the fair value of these assets, the Company utilized an expected cash flow methodology to determine that the carrying value of these assets exceeded their fair value by $24 million. We also wrote down the assets of a small fine chemical facility in France to their estimated net realizable value. Due to these developments, the Company recorded an asset impairment charge related to these fine chemicals assets of $27 million pretax, which was included in “Other charges” in the statement of income for the year ended Dec. 31, 2005.

Commodity Chemicals sales increased $302 million or 25%. Sales increased 35% due to higher selling prices and decreased 10% due to lower sales volumes, which were adversely impacted in the third and fourth quarters by the impact of the hurricanes. Segment income increased $200 million in 2005. The primary factor increasing segment income was the record high selling prices in 2005. Factors decreasing segment income were higher inflation, including $127 million due to increased energy and ethylene costs; $29 million of direct costs related to the impact of the hurricanes; lower sales volumes; higher manufacturing costs; and increased environmental remediation expense. The hurricanes hit the Gulf Coast in September impacting volumes and costs in September through November and contributing to the rise in natural gas prices which lowered fourth quarter Commodity Chemicals earnings by $54 million, almost 58% of the full year impact of higher natural gas prices.

The damage caused by Hurricane Rita resulted in the shutdown of our Lake Charles, LA chemicals plant for a total of eight days in September and an additional five days in October. On Sept. 26, 2005, following Hurricane Rita, PPG declared force majeure for products produced at the Lake Charles facility. On Oct. 6, 2005, the facility resumed production at reduced operating rates, and returned to full production capability in mid-November. PPG recorded a pretax charge in the amount of $34 million in 2005 for direct costs primarily related to hurricane damage to the Lake Charles facility. This charge is included in “Other charges” in the statement of income under Item 8 of this Form 10-K for the year ended Dec. 31, 2005. The Company also estimates that pretax earnings were reduced by approximately $27 million in 2005 due to lower sales volumes resulting from Hurricane Rita. The Company was engaged in discussions in early 2006 with its insurance providers that resulted in insurance recoveries in the third quarter of 2006.

Glass sales increased $31 million or 1% in 2005. Sales increased 1% due to improved volumes as increases in our automotive replacement glass and services and performance glazings businesses offset volume declines in our fiber glass and automotive original equipment glass businesses. The positive effects of foreign currency translation were largely offset by lower selling prices primarily in our automotive replacement glass and services and automotive original equipment businesses. Segment income decreased $43 million in 2005. The $49 million impact of rising natural gas costs and the absence of the $19 million gain in 2004 from the sale/leaseback of precious metals combined to account for a reduction in segment income of $68 million. The remaining year-over-year increase in Glass segment income of $25 million resulted primarily from improved manufacturing efficiencies and lower overhead costs exceeding the adverse impact of other inflation.

Our continuing efforts in 2005 to position the fiber glass business for future growth in profitability were adversely impacted by the rise in fourth quarter natural gas prices, slightly lower year-over-year sales, lower equity earnings due to weaker pricing in the Asian electronics market, and the absence of the $19 million gain which occurred in 2004 stemming from the sale/ leaseback of precious metals. Despite high energy costs, we expected fiber glass earnings to improve in 2006 because of price strengthening in the Asian electronics market, which began to occur in the fourth quarter of 2005, increased cost reduction initiatives and the positive impact resulting from the start up of our new joint venture in China. This joint venture will produce high labor content fiber glass reinforcement products and take advantage of lower labor costs, allowing us to refocus our U.S. production capacity on higher margin direct process products.

The 2005 earnings of our North American automotive OEM glass operating segment declined by $30 million compared with 2004. Significant structural changes continue to occur in the North American automotive industry, including the loss of U.S. market share by General Motors and Ford. This has created a challenging and competitive environment for all suppliers to the domestic OEMs, including our operating segment. About half of the decline in earnings resulted from the impact of rising natural gas costs, particularly in the fourth quarter, combined with the traditional adverse impact of year-over-year sales price reductions producing a decline in

2006 PPG ANNUAL REPORT AND FORM 10-K	25

Management’s Discussion and Analysis

earnings that exceeded our successful efforts to reduce manufacturing costs. The other half of the 2005 decline was due to lower sales volumes and mix and higher new program launch costs.

Other Significant Factors

The Company’s pension and other postretirement benefit costs for 2005 were $12 million lower than in 2004. This decrease represents the impact of market driven growth in pension plan assets that occurred in 2004 and an increased benefit provided by the subsidy offered pursuant to the Medicare Prescription Drug, Improvement Act of 2003 (the “Medicare Act”) in 2005, offset in part by a decrease in the discount rate. The majority of the Company’s defined benefit plans continued to be underfunded on an accumulated benefit obligation (“ABO”) basis at Dec. 31, 2005. The underfunded amount increased in 2005, resulting in an increase in the minimum pension liability and a decrease in shareholders’ equity through a decrease in accumulated other comprehensive income of $173 million, aftertax. This increase in the underfunded amount reflects a reduction of 40 basis points in the discount rate and the impact of a change in the mortality assumption for the U.S. plans used to calculate the ABO. See Note 13, “Pensions and Other Postretirement Benefits,” under Item 8 of this Form 10-K for additional information.

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

The effective tax rate for 2005 was 29.8% compared to 30.3% for 2004. The 2005 effective tax rate included a tax benefit of 39% on the $132 million charge for the Marvin legal settlement net of insurance recoveries, the $61 million settlement of the federal glass class action antitrust case, the $27 million asset impairment charge related to our fine chemicals operating segment, the $19 million charge for debt refinancing costs and the adjustment to increase the current value of the Company’s obligation related to asbestos claims under the PPG Settlement Arrangement, as discussed in Note 14, “Commitments and Contingent Liabilities” under Item 8 of this Form 10-K. The effective tax rate also included tax expense of $9 million related to dividends repatriated under the AJCA 2004 and tax expense of 31.0% on the remaining pretax earnings. The 2005 effective tax rate also included the benefit of the U.S. manufacturing deduction, which was created by AJCA 2004. The 2004 effective tax rate included a tax benefit of 39% on the adjustment to increase the current value of the Company’s obligation related to asbestos claims under the PPG Settlement Arrangement and tax expense of 30.5% on the remaining pretax earnings.

Commitments and Contingent Liabilities, including Environmental Matters

PPG is involved in a number of lawsuits and claims, both actual and potential, including some that it has asserted against others, in which substantial monetary damages are sought. See Item 3, “Legal Proceedings” of this Form 10-K and Note 14, “Commitments and Contingent Liabilities,” under Item 8 of this Form 10-K for a description of certain of these lawsuits, including a description of the proposed PPG Settlement Arrangement for asbestos claims announced on May 14, 2002 and a description of the antitrust suits against PPG related to the flat glass and automotive refinish industries. As discussed in Item 3 and Note 14, although the result of any future litigation of such lawsuits and claims is inherently unpredictable, management believes that, in the aggregate, the outcome of all lawsuits and claims involving PPG, including asbestos-related claims in the event the PPG Settlement Arrangement described in Note 14 does not become effective, will not have a material effect on PPG’s consolidated financial position or liquidity; however, any such outcome may be material to the results of operations of any particular period in which costs, if any, are recognized.

It is PPG’s policy to accrue expenses for environmental contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Reserves for environmental contingencies are exclusive of claims against third parties and are generally not discounted. As of Dec. 31, 2006 and 2005, PPG had reserves for environmental contingencies totaling $282 million and $94 million, respectively, of which $65 million and $29 million, respectively, were classified as current liabilities. Pretax charges against income for environmental remediation costs in 2006, 2005 and 2004 totaled $207 million, $27 million and $15 million, respectively, and are included in “Other charges” in the statement of income. Cash outlays related to such environmental remediation aggregated $22 million, $14 million and $26 million, in 2006, 2005 and 2004, respectively.

In addition to the amounts currently reserved, the Company may be subject to loss contingencies related to environmental matters estimated to be as much as $200 million to $300 million, which range has been revised since Dec. 31, 2005 to reflect the impact of the

26	2006 PPG ANNUAL REPORT AND FORM 10-K

Management’s Discussion and Analysis

submission of a feasibility study work plan for the former chromium manufacturing plant site located in Jersey City, NJ and of the draft remediation feasibility study for the Calcasieu River Estuary, which included the pretax charge of $173 million recorded in the third quarter of 2006, for the estimated costs of remediating these sites, which actions are more fully described in Note 14. Such unreserved losses are reasonably possible but are not currently considered to be probable of occurrence.

Management anticipates that the resolution of the Company’s environmental contingencies will occur over an extended period of time. Over the 15 years prior to 2006, the pretax charges against income ranged between $10 million and $49 million per year. Consistent with our previous disclosure, charges for estimated environmental remediation costs in 2006 were significantly higher than our historical range as a result of our continuing efforts to analyze and assess the environmental issues associated with a former chromium manufacturing plant site located in Jersey City, NJ and at the Calcasieu River Estuary located near our Lake Charles, LA chlor-alkali plant. We anticipate that charges against income in 2007 will be within the prior historical range. We expect cash outlays for environmental remediation costs to be approximately $65 million in 2007 and to range from $50 million to $70 million annually through 2011. It is possible, however, that technological, regulatory and enforcement developments, the results of environmental studies and other factors could alter these expectations. See Note 14 for an expanded description of certain of these environmental contingencies. In management’s opinion, the Company operates in an environmentally sound manner and the outcome of the Company’s environmental contingencies will not have a material effect on PPG’s financial position or liquidity; however, any such outcome may be material to the results of operations of any particular period in which costs, if any, are recognized.

Impact of Inflation

In 2006, the increase in our costs due to the negative effects of inflation, including the impact of higher raw material costs in our coatings businesses, was offset by higher selling prices in our Industrial Coatings, Performance and Applied Coatings and Commodity Chemicals reportable segments and by reduced manufacturing costs in our Glass and Optical and Specialty Materials reportable segments.

In 2005, the increase in our costs due to the negative effects of inflation, including the impact of higher coatings raw material costs and higher energy costs in our Glass and Commodity Chemicals businesses were offset by higher selling prices in our Commodity Chemicals and Performance and Applied Coatings reportable segments but were not offset by the combination of higher selling prices and lower manufacturing costs in our Industrial Coatings, Optical and Specialty Materials and Glass reportable segments.

In 2004, the combined impact of lower overall selling prices and higher production costs, due to the negative effects of inflation, including the impact of higher raw material and labor costs across all our reportable segments and higher energy costs in our Glass and Commodity Chemicals businesses, was only partially offset by lower manufacturing costs.

We expect that the gradual decline in ECU pricing in our Commodity Chemicals reportable segment that began in the second quarter of 2006 will continue into 2007. We also expect pricing pressure to continue in Glass in 2007. The combination of the negative impact of inflation and lower pricing is expected to exceed the productivity improvements and lower manufacturing costs for 2007 in the Commodity Chemicals and Glass reportable segments. In the remaining reportable segments, the combination of higher selling prices and lower manufacturing costs is expected to offset the negative impact of inflation.

Liquidity and Capital Resources

During the past three years, we had sufficient financial resources to meet our operating requirements, to fund our capital spending, share repurchases and pension plans and to pay increasing dividends to our shareholders.

Cash from operating activities was $1,130 million, $1,065 million and $1,018 million in 2006, 2005 and 2004, respectively. Capital spending was $774 million, $379 million and $311 million in 2006, 2005 and 2004, respectively. This spending related to modernization and productivity improvements, expansion of existing businesses, environmental control projects and business acquisitions, which amounted to $402 million, $91 million and $67 million in 2006, 2005 and 2004, respectively. We also assumed $80 million in debt in connection with acquisitions in 2006. Capital spending, excluding acquisitions, is expected to be $350 to $400 million during 2007.

During 2007, we anticipate making acquisitions as part of our strategy for accelerating growth. Any acquisitions would be funded through a combination of cash on hand, cash generated from operations or from the sale of other businesses and, if necessary, external funding sources or the issuance of stock. In Jan. 2007, the Company acquired the architectural and industrial coatings business of Renner Sayerlack, S.A., Gravatai, Brazil.

Dividends paid to shareholders totaled $316 million, $316 million and $307 million in 2006, 2005 and 2004, respectively. PPG has paid uninterrupted dividends since

2006 PPG ANNUAL REPORT AND FORM 10-K	27

Management’s Discussion and Analysis

1899, and 2006 marked the 35th consecutive year of increased dividend payments to shareholders. In Jan. 2007, our board of directors raised the quarterly dividend on our common stock to 50 cents from 48 cents a share. Over time, our goal is to sustain our dividends at approximately one-third of our earnings per share.

During 2006, the Company repurchased 2.3 million shares of PPG common stock at a cost of $153 million under a previously authorized share repurchase program. During 2005, the Company repurchased 9.4 million shares of PPG common stock at a cost of $607 million and during 2004, the Company repurchased 1.5 million shares of PPG common stock at a cost of $100 million.

Cash contributions to our employee stock ownership plan (“ESOP”) and related expense were reduced by $18 million in 2006 by the appreciation on PPG shares purchased prior to Dec. 31, 1992 allocated to participant accounts during 2006. We expect cash contributions to the ESOP and related expense to be reduced by $10 million in 2007 by the appreciation on such shares.

During June 2005, the Company completed a debt refinancing consisting of tender offers in the United States to retire outstanding debt combined with the issuance of bonds in Europe. As part of this refinancing, the Company issued €300 million of 3.875% Senior Notes due 2015 (the “Euro Notes”). The proceeds from the Euro Notes were used to repay short-term commercial paper obligations incurred in June 2005 in connection with the purchase of $100 million of 6.5% notes due 2007, $159 million of 7.05% notes due 2009 and $16 million of 6.875% notes due 2012, as well as for general corporate purposes. The Company recorded a second quarter 2005 pre-tax charge of approximately $19 million, ($12 million after-tax or 7 cents per share), for debt refinancing costs.

On Aug. 17, 2006, the Pension Protection Act of 2006 (the “PPA”) was signed into law, changing the funding requirements for our U.S. defined benefit pension plans beginning in 2008. Under current funding requirements, PPG did not have to make a mandatory contribution to our U.S. plans in 2006, and we do not expect to have a mandatory contribution to these plans in 2007. We are currently evaluating the impact that PPA will have on our funding requirements for 2008 and beyond. In 2006, 2005 and 2004 we made voluntary contributions to our U.S. defined benefit pension plans of $100 million, $4 million and $100 million, respectively, and contributions to our non-U.S. defined benefit pension plans of $24 million, $26 million and $40 million, respectively, some of which were required by local funding requirements. We expect to make mandatory contributions to our non-U.S. plans in 2007 of approximately $37 million. We expect to make a $100 million voluntary contribution to our U.S. plans in the first quarter of 2007, and we may make additional voluntary contributions in 2007.

The ratio of total debt, including capital leases, to total debt and equity was 29% at Dec. 31, 2006 and Dec. 31, 2005.

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

		Obligations Due In:
(Millions)	Total	2007	2008- 2009	2010- 2011	Thereafter
Contractual Obligations
Long-term debt	$1,218	$64	$120	$—	$1,034

Capital lease obligations	2	1	1	—	—

Operating leases	300	90	121	57	32

Unconditional purchase obligations	784	204	170	88	322

Total	$2,304	$359	$412	$145	$1,388

Asbestos Settlement(1)
Aggregate cash payments	$998	$422	$66	$36	$474

PPG stock and other	135	135	—	—	—

Total	$1,133	$557	$66	$36	$474

(1)	We have recorded an obligation equal to the net present value of the aggregate cash payments, along with the PPG stock and other assets to be contributed to the Asbestos Settlement Trust. However, PPG has no obligation to pay any amounts under this settlement until the Effective Date, as more fully discussed in Note 14, “Commitments and Contingent Liabilities” under Item 8 of this Form 10-K.

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

See Note 8, “Debt and Bank Credit Agreements and Leases,” under Item 8 of this Form 10-K for details regarding the use and availability of committed and uncommitted lines of credit, letters of credit, guarantees, and debt covenants.

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

28	2006 PPG ANNUAL REPORT AND FORM 10-K

Management’s Discussion and Analysis

well as letters of credit and guarantees as discussed in Note 8, “Debt and Bank Credit Arrangements and Leases,” under Item 8 of this Form 10-K.

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

Contingencies, by their nature, relate to uncertainties that require management to exercise judgment both in assessing the likelihood that a liability has been incurred as well as in estimating the amount of potential loss. The most important contingencies impacting our financial statements are those related to the collectibility of accounts receivable, to environmental remediation, to pending, impending or overtly threatened litigation against the Company and to the resolution of matters related to open tax years. For more information on these matters, see Note 3, “Working Capital Detail,” Note 12, “Income Taxes” and Note 14, “Commitments and Contingent Liabilities” under Item 8 of this Form 10-K.

Accounting for pensions and other postretirement benefits involves estimating the cost of benefits to be provided well into the future and attributing that cost over the time period each employee works. To accomplish this, extensive use is made of assumptions about inflation, investment returns, mortality, turnover, medical costs and discount rates. These assumptions are reviewed annually. See Note 13, “Pensions and Other Postretirement Benefits,” under Item 8 of this Form 10-K for information on these plans and the assumptions used.

The discount rate used in accounting for pensions and other postretirement benefits is determined in conjunction with our actuary by reference to a current yield curve and by considering the timing and amount of projected future benefit payments. The discount rate assumption for 2007 is 5.90% for our U.S. defined benefit pension and other postretirement benefit plans. A reduction in the discount rate of 50 basis points, with all other assumptions held constant, would increase 2007 net periodic benefit expense for our defined benefit pension and other postretirement benefit plans by approximately $11 million and $5 million, respectively.

The expected return on plan assets assumption used in accounting for our pension plans is determined by evaluating the mix of investments that comprise plan assets and external forecasts of future long-term investment returns. For 2006, the return on plan assets assumption for our U.S. defined benefit pension plans was 8.5%. We will use the same assumption for 2007. A reduction in the rate of return of 50 basis points, with other assumptions held constant, would increase 2007 net periodic pension expense by approximately $12 million.

Net periodic benefit cost for our U.S. defined benefit pension and other postretirement benefit plans for each of the years ended Dec. 31, 2005 and 2004 was calculated using the GAM 83 mortality table, a commonly used mortality table. In 2006, we began to use RP 2000, a newer and more relevant mortality table to calculate net periodic benefit costs for these plans. This change in the mortality assumption in 2006 increased net periodic benefit costs by approximately $13 million and $4 million for our defined benefit pension and other postretirement benefit plans, respectively.

As discussed in Note 1, “Summary of Significant Accounting Policies,” under Item 8 of this Form 10-K, the Company tests goodwill and identifiable intangible assets with indefinite lives for impairment at least annually by comparing the fair value of the reporting units to their carrying values. Fair values are estimated using discounted cash flow methodologies that are based on projections of the amounts and timing of future revenues and cash flows. Based on this testing, none of our goodwill was impaired as of Dec. 31, 2006. The excess of fair value over the carrying value of our fiber glass reporting unit grew during 2006 as a result of progress made during 2006 in achieving our multi-year plan to improve profitability and cash flow.

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

2006 PPG ANNUAL REPORT AND FORM 10-K	29

Management’s Discussion and Analysis

Currency

During 2006, the U.S. dollar weakened against the currencies of most of the countries in which PPG operates, most notably against the euro, the British pound sterling and the Australian dollar. The effects of translating the net assets of our operations denominated in non-U.S. currencies to the U.S. dollar increased consolidated net assets by $179 million for the year ended Dec. 31, 2006. In addition, the weaker U.S. dollar had a favorable impact on 2006 pretax earnings of $9 million.

The U.S. dollar was weaker than the euro and the British pound sterling for most of the first eight months of 2005 when compared with currency rates of 2004. The U.S. dollar strengthened against these currencies during the last four months of 2005. The effects of translating the net assets of our operations denominated in non-U.S. currencies to the U.S. dollar decreased consolidated net assets by $215 million for the year ended Dec. 31, 2005. The effect of currency rate changes over the course of the year resulted in a net favorable impact on 2005 pretax earnings as compared with 2004 of $8 million.

During 2004, the U.S. dollar weakened against the currencies of most of the countries in which PPG operated, most notably against the euro, the British pound sterling and the Canadian dollar. The effects of translating the net assets of our operations denominated in non-U.S. currencies to the U.S. dollar increased consolidated net assets by $180 million for the year ended Dec. 31, 2004. In addition, the weaker U.S. dollar had a favorable impact on 2004 pretax earnings of $35 million.

Research and Development

Technological innovation has been a hallmark of our Company’s success throughout its history. Research and development costs totaled over 3% of sales in each of the past three years, representing a level of expenditure that we expect to continue in 2007. These costs include technology-driven improvements to our manufacturing processes and customer technical service, as well as the costs of developing new products and processes. Because of our broad array of products and customers, we are not materially dependent upon any single technology platform.

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

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

PPG is exposed to market risks related to changes in foreign currency exchange rates, interest rates, and natural gas prices and to changes in PPG’s stock price. The Company may enter into derivative financial instrument transactions in order to manage or reduce these market risks. A detailed description of these exposures and the Company’s risk management policies are provided in Note 10, “Derivative Financial Instruments and Hedge Activities,” under Item 8 of this Form 10-K.

30	2006 PPG ANNUAL REPORT AND FORM 10-K

Management’s Discussion and Analysis

The following disclosures summarize PPG’s exposure to market risks and information regarding the use of and fair value of derivatives employed to manage our exposure to such risks. Quantitative sensitivity analyses have been provided to reflect how reasonably possible, unfavorable changes in market rates can impact PPG’s consolidated results of operations, cash flows and financial position.

Foreign currency forward and option contracts outstanding during 2006 and 2005 were used to hedge PPG’s exposure to foreign currency transaction risk. The fair value of these contracts as of Dec. 31, 2006 and 2005 were assets of $2 million and $1 million, respectively. The potential reduction in PPG’s earnings resulting from the impact of adverse changes in exchange rates on the fair value of its outstanding foreign currency hedge contracts of 10% for European currencies and 20% for Asian and South American currencies for the years ended Dec. 31, 2006 and 2005 would have been $2 million and $1 million, respectively.

PPG had non-U.S. dollar denominated debt of $472 million as of Dec. 31, 2006 and $433 million as of Dec. 31, 2005. A weakening of the U.S. dollar by 10% against European currencies and by 20% against Asian and South American currencies would have resulted in unrealized translation losses of approximately $63 million and $50 million as of Dec. 31, 2006 and 2005, respectively.

Interest rate swaps are used to manage a portion of PPG’s interest rate risk. The fair value of the interest rate swaps was a liability of $7 million as of Dec. 31, 2006 and 2005. The fair value of these swaps would have decreased by $2 million and $3 million as of Dec. 31, 2006 and 2005, respectively, if variable interest rates increased by 10%. A 10% increase in interest rates in the U.S., Canada, Mexico and Europe and a 20% increase in interest rates in Asia and South America would have affected PPG’s variable rate debt obligations by increasing interest expense by approximately $2 million as of Dec. 31, 2006 and 2005. Further, a 10% reduction in interest rates would have increased the present value of the Company’s fixed rate debt by approximately $51 million and $53 million as of Dec. 31, 2006 and 2005, respectively; however, such changes would not have had an effect on PPG’s annual earnings or cash flows.

The fair value of natural gas contracts in place as of Dec. 31, 2006 was a liability of $25 million. The fair value of natural gas swap contracts in place as of Dec. 31, 2005 was an asset of $0.3 million. These contracts were entered into to reduce PPG’s exposure to higher prices of natural gas. A 10% reduction in the price of natural gas would result in a loss in the fair value of the underlying natural gas swap contracts outstanding as of Dec. 31, 2006 and 2005 of approximately $23 million and $3 million, respectively.

An equity forward arrangement was entered into to hedge the Company’s exposure to changes in fair value of its future obligation to contribute PPG stock into an asbestos settlement trust (see Note 10 and Note 14, “Commitments and Contingent Liabilities,” under Item 8 of this Form 10-K). The fair value of this instrument as of Dec. 31, 2006 and 2005 was an asset of $14 million and $10 million, respectively. A 10% decrease in PPG’s stock price would have reduced the value of this instrument by $6 million and $5 million, respectively, as of Dec. 31, 2006 and 2005.

2006 PPG ANNUAL REPORT AND FORM 10-K	31

Item 8. Financial Statements and Supplementary Data

Internal Controls – Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of PPG Industries, Inc.:

We have audited management’s assessment, included in the accompanying Management Report, that PPG Industries, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006 of the Company and our report dated February 21, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of a new accounting standard.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP

Pittsburgh, Pennsylvania

February 21, 2007

32	2006 PPG ANNUAL REPORT AND FORM 10-K

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

All internal control systems, no matter how well designed, have inherent limitations. Therefore, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. In addition, because of changing conditions, there is risk in projecting any evaluation of internal controls to future periods.

We conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this evaluation, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Our evaluation included reviewing the documentation of our controls, evaluating the design effectiveness of our controls and testing their operating effectiveness. Based on this evaluation we believe that, as of December 31, 2006, the Company’s internal controls over financial reporting were effective and provide reasonable assurance that the accompanying financial statements do not contain any material misstatement.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued their report on our evaluation of PPG’s internal control over financial reporting. Their report appears on page 32 of this Annual Report.

Charles E. Bunch Chairman of the Board and Chief Executive Officer February 21, 2007	William H. Hernandez Senior Vice President, Finance

Financial Statements – Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of PPG Industries, Inc.:

We have audited the accompanying consolidated balance sheets of PPG Industries, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in Item 15(b). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PPG Industries, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in Note 1 to the consolidated financial statements, on December 31, 2006, the Company changed its method of accounting for pensions and other postretirement benefits by adopting Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).”

Deloitte & Touche LLP

Pittsburgh, Pennsylvania

February 21, 2007

2006 PPG ANNUAL REPORT AND FORM 10-K	33

Statement of Income

	For the Year
(Millions, except per share amounts)	2006	2005	2004
Net sales	$11,037	$10,201	$9,513

Cost of sales, exclusive of depreciation and amortization	7,036	6,473	5,999

Selling, general and administrative	1,980	1,771	1,715

Depreciation	337	340	357

Research and development - net (See Note 21)	318	309	303

Interest	83	81	90

Amortization (See Note 6)	43	32	31

Asbestos settlement - net (See Notes 10 and 14)	28	22	32

Business restructuring (See Note 7)	37	—	—

Other charges (See Notes 7, 8 and 14)	257	338	54

Other earnings (See Note 18)	(142)	(112)	(131)

Income before income taxes and minority interest	1,060	947	1,063
Income tax expense (See Note 12)	278	282	322
Minority interest	71	69	58
Net income	$711	$596	$683

Earnings per common share (See Note 11)	$4.29	$3.51	$3.98

Earnings per common share - assuming dilution (See Note 11)	$4.27	$3.49	$3.95

The accompanying notes to the financial statements are an integral part of this consolidated statement.

34	2006 PPG ANNUAL REPORT AND FORM 10-K

Balance Sheet

	December 31
(Millions)	2006	2005
Assets
Current assets
Cash and cash equivalents	$455	$466

Receivables (See Note 3)	2,168	1,871

Inventories (See Note 3)	1,390	1,119

Deferred income taxes (See Note 12)	394	345

Other	185	218

Total current assets	4,592	4,019

Property (See Note 4)	8,344	7,802

Less accumulated depreciation	5,848	5,498

Property – net	2,496	2,304

Investments (See Note 5)	352	311

Goodwill (See Note 6)	1,396	1,166

Identifiable intangible assets – net (See Note 6)	586	488

Other assets (See Notes 12 and 13)	599	393

Total	$10,021	$8,681

Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt and current portion of long-term debt (See Note 8)	$140	$101

Asbestos settlement (See Note 14)	557	472

Accounts payable and accrued liabilities (See Note 3)	2,090	1,776

Total current liabilities	2,787	2,349

Long-term debt (See Note 8)	1,155	1,169

Asbestos settlement (See Note 14)	332	385

Deferred income taxes (See Note 12)	136	90

Accrued pensions (See Notes 1 and 13)	629	561

Other postretirement benefits (See Notes 1 and 13)	1,028	587

Other liabilities (See Note 13)	572	379

Total liabilities	6,639	5,520

Commitments and contingent liabilities (See Note 14)

Minority interest	148	108

Shareholders’ equity (See Note 15)
Common stock	484	484

Additional paid-in capital	408	352

Retained earnings	7,453	7,057

Treasury stock, at cost	(4,101)	(3,984)

Unearned compensation (See Note 1)	(25)	(37)

Accumulated other comprehensive loss (See Note 16)	(985)	(819)

Total shareholders’ equity	3,234	3,053

Total	$10,021	$8,681

Shares outstanding were 164,081,753 and 165,277,290 as of Dec. 31, 2006 and 2005, respectively.

The accompanying notes to the financial statements are an integral part of this consolidated statement.

2006 PPG ANNUAL REPORT AND FORM 10-K	35

Statement of Shareholders’ Equity

(Millions)	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Unearned Compensation (See Note 1)	Accumulated Other Comprehensive (Loss) Income (See Note 16)	Total
Balance, Jan. 1, 2004	$484	$158	$6,399	$(3,428)	$(60)	$(642)	$2,911

Net income	—	—	683	—	—	—	683

Other comprehensive income, net of tax	—	—	—	—	—	207	207

Cash dividends	—	—	(307)	—	—	—	(307)

Purchase of treasury stock	—	—	—	(100)	—	—	(100)

Issuance of treasury stock	—	63	—	73	—	—	136

Stock option activity	—	28	—	—	—	—	28

Repayment of loans by ESOP	—	—	—	—	13	—	13

Other	—	—	1	—	—	—	1

Balance, Dec. 31, 2004	$484	$249	$6,776	$(3,455)	$(47)	$(435)	$3,572

Net income	—	—	596	—	—	—	596

Other comprehensive loss, net of tax	—	—	—	—	—	(384)	(384)

Cash dividends	—	—	(316)	—	—	—	(316)

Purchase of treasury stock	—	—	—	(607)	—	—	(607)

Issuance of treasury stock	—	75	—	78	—	—	153

Stock option activity	—	28	—	—	—	—	28

Repayment of loans by ESOP	—	—	—	—	10	—	10

Other	—	—	1	—	—	—	1

Balance, Dec. 31, 2005	$484	$352	$7,057	$(3,984)	$(37)	$(819)	$3,053

Net income	—	—	711	—	—	—	711

Other comprehensive loss, net of tax	—	—	—	—	—	(166)	(166)

Cash dividends	—	—	(316)	—	—	—	(316)

Purchase of treasury stock	—	—	—	(153)	—	—	(153)

Issuance of treasury stock	—	25	—	36	—	—	61

Stock option activity	—	31	—	—	—	—	31

Repayment of loans by ESOP	—	—	—	—	12	—	12

Other	—	—	1	—	—	—	1

Balance, Dec. 31, 2006	$484	$408	$7,453	$(4,101)	$(25)	$(985)	$3,234

Statement of Comprehensive Income

	For the Year
(Millions)	2006	2005	2004
Net income	$711	$596	$683

Other comprehensive (loss) income, net of tax (See Note 16)
Unrealized currency translation adjustment	179	(215)	180

Defined benefit pension plans and other postretirement benefit plans (See Notes 1 and 13)	(335)	(173)	33

Unrealized gains (losses) on marketable equity securities	3	1	(3)

Net change – derivatives (See Note 10)	(13)	3	(3)

Other comprehensive (loss) income, net of tax	(166)	(384)	207

Comprehensive income	$545	$212	$890

The accompanying notes to the financial statements are an integral part of these consolidated statements.

36	2006 PPG ANNUAL REPORT AND FORM 10-K

Statement of Cash Flows

	For the Year
(Millions)	2006	2005	2004
Operating activities
Net income	$711	$596	$683

Adjustments to reconcile to cash from operations
Depreciation and amortization	380	372	388

Asbestos settlement, net of tax	17	13	19

Asset impairment (See Note 7)	—	27	—

Business restructuring	37	—	—

Restructuring cash spending	(33)	(4)	(3)

Bad debt expense	15	24	9

Equity affiliate (earnings) loss net of dividends	(18)	6	(14)

Increase (decrease) in net accrued pension benefit costs	21	72	(10)

Increase in receivables	(87)	(144)	(134)

Increase in inventories	(78)	(59)	(45)

Increase in other current assets	(9)	(14)	(25)

Increase in accounts payable and accrued liabilities	65	191	111

Increase in noncurrent assets	(98)	(81)	(2)

Increase in noncurrent liabilities	167	7	50

Other	40	59	(9)

Cash from operating activities	1,130	1,065	1,018

Investing activities
Purchases of short-term investments (See Note 1)	(963)	(1,990)	(4,718)

Proceeds from sales of short-term investments (See Note 1)	963	2,040	4,668

Capital spending
Additions to property and investments	(372)	(288)	(244)

Business acquisitions, net of cash balances acquired	(402)	(91)	(67)

Reductions of other property and investments	48	31	51

Deposits held in escrow	(3)	(67)	—

Release of deposits held in escrow	67	—	—

Cash used for investing activities	(662)	(365)	(310)

Financing activities
Net change in borrowings with maturities of three months or less	(4)	9	11

Proceeds from other short-term debt	143	91	27

Repayment of other short-term debt	(212)	(56)	(18)

Proceeds from long-term debt	—	360	7

Repayment of long-term debt	(26)	(486)	(339)

Repayment of loans by employee stock ownership plan	12	10	13

Purchase of treasury stock	(153)	(607)	(100)

Issuance of treasury stock	55	138	121

Dividends paid	(316)	(316)	(307)

Cash used for financing activities	(501)	(857)	(585)

Effect of currency exchange rate changes on cash and cash equivalents	22	(36)	37

Net (decrease) increase in cash and cash equivalents	(11)	(193)	160

Cash and cash equivalents, beginning of year	466	659	499

Cash and cash equivalents, end of year	$455	$466	$659

The accompanying notes to the financial statements are an integral part of this consolidated statement.

2006 PPG ANNUAL REPORT AND FORM 10-K	37

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

Revenue recognition

Revenue from sales is recognized by all operating segments when goods are shipped and title to inventory and risk of loss passes to the customer or when services have been rendered.

Shipping and handling costs

Amounts billed to customers for shipping and handling are recorded in “Net sales” in the accompanying statement of income. Shipping and handling costs incurred by the Company for the delivery of goods to customers are included in “Cost of sales, exclusive of depreciation and amortization” in the accompanying statement of income.

Selling, general and administrative costs

Amounts presented as “Selling, general and administrative” in the accompanying statement of income are comprised of selling, customer service, distribution and advertising costs, as well as the costs of providing corporate-wide functional support in such areas as finance, law, human resources, and planning. Distribution costs pertain to the movement and storage of finished goods inventory at company-owned and leased warehouses, terminals and other distribution facilities. Certain of these costs may be included in cost of sales by other companies, resulting in a lack of comparability with other companies.

Legal costs

Legal costs are expensed as incurred.

Foreign currency translation

For all significant non-U.S. operations, the functional currency is their local currency. Assets and liabilities of those operations are translated into U.S. dollars using year end exchange rates; income and expenses are translated using the average exchange rates for the reporting period. Unrealized currency translation adjustments are deferred in accumulated other comprehensive (loss) income, a separate component of shareholders’ equity.

Cash equivalents

Cash equivalents are highly liquid investments (valued at cost, which approximates fair value) acquired with an original maturity of three months or less.

Short-term investments

Short-term investments are highly liquid investments that have stated maturities of three months to one year. The purchases and sales of these investments are classified as investing activities in our statement of cash flows. Short-term investments include auction rate securities.

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

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” SFAS No. 151 requires the exclusion of certain costs from inventories and the allocation of fixed production overheads to inventories to be based on the normal capacity of the production facilities. Effective Jan. 1, 2006, PPG adopted the provisions of SFAS No. 151. Our adoption of this standard did not have a material effect on PPG’s consolidated results of operations, financial position or liquidity.

Marketable equity securities

The Company’s investment in marketable equity securities is recorded at fair market value in “Investments” in the accompanying balance sheet with changes in fair market value recorded in income for those securities designated as trading securities and in other comprehensive (loss) income, net of tax, for those designated as available for sale securities.

38	2006 PPG ANNUAL REPORT AND FORM 10-K

Notes to the Financial Statements

Property

Property is recorded at cost. We compute depreciation by the straight-line method based on the estimated useful lives of depreciable assets. Additional expense is recorded when facilities or equipment are subject to abnormal economic conditions or obsolescence. Significant improvements that add to productive capacity or extend the lives of properties are capitalized. Costs for repairs and maintenance are charged to expense as incurred. When property is retired or otherwise disposed of, the original cost and related accumulated depreciation balance are removed from the accounts and any related gain or loss is included in income. Amortization of the cost of capitalized leased assets is included in depreciation expense. Property and other long-lived assets are reviewed for impairment whenever events or circumstances indicate that their carrying amounts may not be recoverable.

Goodwill and identifiable intangible assets

Goodwill represents the excess of the cost over the fair value of acquired identifiable tangible and intangible assets and liabilities assumed from acquired businesses. Identifiable intangible assets acquired in business combinations are recorded based upon their fair value at the date of acquisition.

The Company tests goodwill of each reporting unit for impairment at least annually in connection with our strategic planning process in the third quarter. The goodwill impairment test is performed by comparing the fair value of the associated reporting unit to its carrying value. The Company’s reporting units are its operating segments. (See Note 23, “Reportable Business Segment Information” for further information concerning our operating segments.) Fair value is estimated using discounted cash flow methodologies and market comparable information.

The Company has determined that certain acquired trademarks have indefinite useful lives. The Company tests the carrying value of these trademarks for impairment at least annually in the third quarter by comparing the fair value of each trademark to its carrying value. Fair value is estimated by using the relief from royalty method (a discounted cash flow methodology).

Identifiable intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives (2 to 25 years) and are reviewed for impairment whenever events or circumstances indicate that their carrying amount may not be recoverable.

Stock-based compensation

In December 2004, the FASB issued a revision to SFAS No. 123, “Share-Based Payment,” (“SFAS No. 123R”) which became effective January 1, 2006, and now requires that all stock-based compensation awards be expensed based on their fair value. PPG began expensing stock options effective Jan. 1, 2004, and effective Jan. 1, 2006, we adopted SFAS No. 123R using the modified prospective application transition method. Because the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, and SFAS No. 123R are essentially the same as they relate to our equity plans, the adoption of SFAS No. 123R did not have a material impact on PPG’s consolidated results of operations, financial position or liquidity. Prior to our adoption of SFAS No. 123R, the benefits of tax deductions in excess of recognized compensation costs were reported as an operating cash flow. SFAS No. 123R requires such excess tax benefits to be reported as a financing cash inflow. The adoption of SFAS No. 123R did not have a material impact on PPG’s operating or financing cash flows for the year ended Dec. 31, 2006. See Note 19, “Stock-Based Compensation” for additional information.

Employee Stock Ownership Plan

We account for our employee stock ownership plan (“ESOP”) in accordance with Statement of Position (“SOP”) No. 93-6 for PPG common stock purchased after Dec. 31, 1992 (“new ESOP shares”). As permitted by SOP No. 93-6, shares purchased prior to Dec. 31, 1992 (“old ESOP shares”) continue to be accounted for in accordance with SOP No. 76-3. ESOP shares are released for future allocation to participants based on the ratio of debt service paid during the year on loans used by the ESOP to purchase the shares to the remaining debt service on these loans. These loans are a combination of borrowings guaranteed by PPG and borrowings by the ESOP directly from PPG. The ESOP’s borrowings from third parties are included in debt in our balance sheet (see Note 8). Unearned compensation, reflected as a reduction of shareholders’ equity, principally represents the unpaid balance of all of the ESOP’s loans. Dividends received by the ESOP are primarily used to pay debt service.

For old ESOP shares, compensation expense is equal to cash contributed to the ESOP by the Company less the appreciation on the allocated old ESOP shares. Cash contributions to the ESOP were reduced by $18 million for each year in the three year period ended Dec. 31, 2006, for the appreciation on the old shares allocated to participants’ accounts in each of those years. By Dec. 31, 2008, all old shares are expected to be allocated, after which all unallocated shares will be accounted for under the provisions of SOP No. 93-6. Dividends paid on old ESOP shares are deducted from retained earnings. Old ESOP shares are considered to be outstanding in computing earnings per common share. For new ESOP shares, compensation expense is equal to the Company’s matching contribution (see Note 17). Dividends paid on released new ESOP shares are deducted from retained earnings, and dividends on unreleased shares are reported

2006 PPG ANNUAL REPORT AND FORM 10-K	39

Notes to the Financial Statements

as a reduction of debt or accrued interest. New ESOP shares that have been released are considered outstanding in computing earnings per common share. Unreleased new ESOP shares are not considered to be outstanding.

Pensions and Other Postretirement Benefits

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” Under this new standard, a company must recognize a net liability or asset to report the funded status of its defined benefit pension and other postretirement benefit plans on its balance sheets as well as recognize changes in that funded status, in the year in which the changes occur, through charges or credits to comprehensive income. SFAS No. 158 does not change how pensions and other postretirement benefits are accounted for and reported in the income statement. PPG adopted the recognition and disclosure provisions of SFAS No. 158 as of Dec. 31, 2006. The following table presents the impact of applying SFAS No. 158 on individual line items in the balance sheet as of Dec. 31, 2006:

(Millions) Balance Sheet Caption:	Before Application of SFAS No. 158(1)	Adjustments	After Application of SFAS No. 158
Other assets	$494	$105	$599
Deferred income tax liability	(193)	57	(136)
Accrued pensions	(371)	(258)	(629)
Other postretirement benefits	(619)	(409)	(1,028)
Accumulated other comprehensive loss	480	505	985
(1)	Represents balances that would have been recorded under accounting standards prior to the adoption of SFAS No. 158.

See Note 13, “Pensions and Other Postretirement Benefits,” for additional information.

Derivative financial instruments and hedge activities

The Company recognizes all derivative instruments as either assets or liabilities at fair value on the balance sheet. The accounting for changes in the fair value of a derivative depends on the use of the derivative. To the extent that a derivative is effective as a cash flow hedge of an exposure to future changes in value, the change in fair value of the derivative is deferred in accumulated other comprehensive (loss) income. Any portion considered to be ineffective is reported in earnings immediately. To the extent that a derivative is effective as a hedge of an exposure to future changes in fair value, the change in the derivative’s fair value is offset in the statement of income by the change in fair value of the item being hedged. To the extent that a derivative or a financial instrument is effective as a hedge of a net investment in a foreign operation, the change in the derivative’s fair value is deferred as an unrealized currency translation adjustment in accumulated other comprehensive (loss) income.

Product warranties

The Company accrues for product warranties at the time the associated products are sold based on historical claims experience. As of Dec. 31, 2006 and 2005, the reserve for product warranties was $10 million and $4 million, respectively. Pretax charges against income for product warranties in 2006, 2005 and 2004 totaled $4 million, $5 million and $4 million, respectively. Cash outlays related to product warranties were $5 million, $4 million and $4 million in 2006, 2005 and 2004, respectively. In addition, $7 million of warranty obligations were assumed as part of the Company’s 2006 business acquisitions.

Asset Retirement Obligations

An asset retirement obligation represents a legal obligation associated with the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development or normal operation of that long-lived asset. We recognize asset retirement obligations in the period in which they are incurred, if a reasonable estimate of fair value can be made. The asset retirement obligation is subsequently adjusted for changes in fair value. The associated estimated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over its useful life. PPG’s asset retirement obligations are primarily associated with closure of certain assets used in the chemicals manufacturing process.

As of Dec. 31, 2006 and 2005 the accrued asset retirement obligation was $10 million and as of Dec. 31, 2004 it was $9 million.

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143”. FIN No. 47 clarifies the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations”, and provides further guidance as to when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.

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

40	2006 PPG ANNUAL REPORT AND FORM 10-K

Notes to the Financial Statements

known. In accordance with the provisions of FIN No. 47, the Company has not recorded an asset retirement obligation associated with asbestos abatement, given the uncertainty concerning the timing of future abatement, if any.

The adoption of FIN No. 47 on Dec. 31, 2005 has not resulted in any impact to our results of operations or financial position, and we do not expect the adoption to have a material impact on the Company’s future results of operations, financial position or liquidity.

Other new accounting standards

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 is effective for fiscal years beginning after Dec. 15, 2006. We are in the process of evaluating the effect that the adoption of this interpretation will have on PPG. We currently expect that we will reduce our tax contingency reserve by an amount that will not have a material effect on PPG’s financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not increase the use of fair value measurement. SFAS No. 157 is effective for fiscal years beginning after Nov. 15, 2007. The Company is currently evaluating the impact of adopting this Statement; however, we do not expect it to have an effect on PPG’s consolidated results of operations or financial position.

Reclassifications

Certain amounts in the 2005 and 2004 financial statements have been reclassified to be consistent with the 2006 presentation, including the information presented for our reportable business segments as more fully described in Note 23, “Reportable Business Segment Information”. These reclassifications had no impact on our previously reported net income, total assets, cash flows or shareholders’ equity.

2. Acquisitions

During 2006, the Company made a number of business acquisitions with a cash cost of $402 million and the assumption of $80 million of debt. In addition, certain of these acquisitions also provide for contingent payments, holdbacks and potential purchase price adjustments. At Dec. 31, 2006, approximately $62 million had been accrued as part of the purchase price allocations for such payments. The 2006 results of the acquired businesses have been included in our consolidated results of operations for the period since the acquisitions were completed. Sales increased in 2006 by $379 million due to acquisitions, and the acquired businesses were slightly accretive to earnings in 2006. The more significant transactions completed during 2006 are described below.

During the third quarter of 2006, the Company acquired the performance coatings and finishes business of Ameron International Corporation, expanding PPG’s protective coatings business in the U.S., Europe and Asia and enabling the Company to participate in the marine coatings market. The Company also acquired privately-held Sierracin Corporation, a U.S. supplier of advanced composite transparencies to the aerospace industry, and Spectra-Tone Paint Corporation, a U.S. architectural coatings manufacturer. In addition, the Company acquired Australian-based Protec Pty. Ltd. and the assets of Fortec Paints Ltd., Protec’s New Zealand business. These businesses manufacture and distribute automotive refinish coatings and light industrial and high performance coatings.

During the second quarter of 2006, the Company acquired Intercast Europe, S.p.A., a manufacturer of nonprescription sunlenses with manufacturing and distribution operations in Italy, Thailand and Hong Kong. PPG also acquired certain assets of Shanghai Sunpool Building Material Co., Ltd. and its associated companies, including Shanghai IDI International Co., Ltd., and a group of Shanghai-based businesses that manufacture and distribute architectural coatings. In addition, the Company acquired certain assets of Eldorado Chemical Co., Inc., a U.S. manufacturer of paint strippers and technical cleaners for the aerospace industry. Also, the Company acquired the remaining 50% share of Dongju Industrial Co., Ltd., a South Korean coatings manufacturer. The Company had owned 50% of Dongju since 1985 and had accounted for this investment under the equity method of accounting.

During the first quarter of 2006, the Company purchased certain assets of Independent Glass Distributors, a wholesale distributor of automotive replacement glass and related products based in Cedar Rapids, Iowa.

The preliminary purchase price allocations related to the acquisitions made in 2006 resulted in an excess of purchase price over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed totaling $158 million, which has been recorded

2006 PPG ANNUAL REPORT AND FORM 10-K	41

Notes to the Financial Statements

as an addition to goodwill. The preliminary purchase price allocations were recorded upon acquisition of each business and adjustments were made to the allocations in subsequent quarters as the Company refined the estimates of the fair value of the assets acquired and liabilities assumed. In the fourth quarter of the year, independent valuations were completed for certain acquired intangible assets, properties and fixed assets. The results of these valuations were reflected in the adjustments to the purchase price allocations for the quarter. Further adjustments to the purchase price allocations are expected as we finalize estimates related to acquired assets and liabilities, which adjustments are expected to be completed within twelve months of the dates of acquisition.

The following table summarizes the estimated fair value of assets acquired and liabilities assumed as a result of the acquisitions completed in 2006 and reflected in the preliminary purchase price allocations and adjustments recorded as of Dec. 31, 2006.

(Millions)
Current assets	$296

Property, plant, and equipment	150

Goodwill	158

Other non-current assets	102

Total assets	706

Short-term debt	(69)

Current liabilities	(153)

Long-term debt	(11)

Long-term liabilities	(71)

Net assets	$402

During 2005, the Company made acquisitions at a cost totaling $91 million, which relate primarily to four acquisitions. In the second quarter, the Company acquired the business of International Polarizer Holdings Trust, a privately held polarized film manufacturer for sun lens applications based in Marlborough, Massachusetts. In the third quarter, the Company acquired the business of Crown Coatings Industries, a privately held manufacturer of specialty wood coatings based in Singapore. In the fourth quarter, the Company acquired a network of 42 architectural coatings service centers from Iowa Paint Manufacturing. Also in the fourth quarter, the Company purchased the 30% minority interest in PPG Coatings (Hong Kong), which has a wholly-owned Chinese subsidiary engaged in the manufacture of automotive and industrial coatings. The purchase price allocations resulted in an excess of purchase price over the fair value of the net assets acquired, which has been recorded as an addition to goodwill.

During 2004, the Company made acquisitions at a cost totaling $67 million. The amount relates primarily to the acquisition in the first quarter of the remaining one-third interest in PPG Iberica, S.A., a Spanish automotive and industrial coatings producer, for $61 million. The purchase price allocation resulted in an excess of purchase price over the fair value of net assets acquired, which has been recorded as an addition to goodwill.

In Jan. 2007, the Company acquired the architectural and industrial coatings businesses of Renner Sayerlack, S.A., Gravatai, Brazil, to expand our coatings business in Latin America. The acquired business operates manufacturing plants in Brazil, Chile and Uruguay and each plant also serves as a distribution center.

3. Working Capital Detail

(Millions)	2006	2005
Receivables
Customers	$2,025	$1,728

Equity affiliates	31	54

Other	161	128

Allowance for doubtful accounts	(49)	(39)

Total	$2,168	$1,871

Inventories(1)
Finished products	$850	$667

Work in process	129	111

Raw materials	273	213

Supplies	138	128

Total	$1,390	$1,119

Accounts payable and accrued liabilities
Trade creditors	$1,081	$927

Accrued payroll	323	273

Other postretirement and pension benefits	93	91

Income taxes	54	36

Other	539	449

Total	$2,090	$1,776

(1)	Inventories valued using the LIFO method of inventory valuation comprised 56% and 57% of total gross inventory values as of Dec. 31, 2006 and 2005, respectively. If the FIFO method of inventory valuation had been used, inventories would have been $249 million and $203 million higher as of Dec. 31, 2006 and 2005, respectively. During the year ended Dec. 31, 2005, certain inventories accounted for on the LIFO method of accounting were reduced, which resulted in the liquidation of certain quantities carried at costs prevailing in prior years. The net effect on earnings of the liquidation was not material.

4. Property

(Millions)	Useful Lives (years)	2006	2005
Land and land improvements	5-30	$385	$333

Buildings	20-40	1,322	1,201

Machinery and equipment	5-25	5,941	5,674

Other	3-20	483	452

Construction in progress		213	142

Total(1)		$8,344	$7,802

(1)	Interest capitalized in 2006, 2005 and 2004 was $7 million, $5 million and $3 million, respectively.

42	2006 PPG ANNUAL REPORT AND FORM 10-K

Notes to the Financial Statements

5. Investments

(Millions)	2006	2005
Investments in equity affiliates	$191	$177

Marketable equity securities
Trading (See Note 13)	77	78

Available for sale	13	9

Other	71	47

Total	$352	$311

The Company’s investments in equity affiliates are comprised principally of fifty-percent ownership interests in a number of joint ventures that manufacture and sell coatings, glass and chemicals products, the most significant of which produce fiber glass products and are located in Asia.

During the second quarter of 2006, the Company purchased its joint venture partner’s 50% interest in Dongju Industrial Co., Ltd., a South Korean coatings manufacturer. In the third quarter of 2006, we started up a new 50% owned joint venture in China to produce high labor content fiber glass reinforcement products as part of the supply chain transformation by the fiber glass operating segment to take advantage of lower labor costs. Expansion of the manufacturing capacity of another fiber glass joint venture in China that serves the electronics market was completed in the second quarter of 2006.

In addition, we have a fifty-percent ownership interest in RS Cogen, L.L.C., which toll produces electricity and steam primarily for PPG and its joint venture partner. The joint venture was formed with a wholly-owned subsidiary of Entergy Corporation in 2000 for the construction and operation of a $300 million process steam, natural gas-fired cogeneration facility in Lake Charles, La., the majority of which was financed by a syndicate of banks. PPG’s future commitment to purchase electricity and steam from the joint venture approximates $23 million per year subject to contractually defined inflation adjustments for the next sixteen years. The purchases for the years ended Dec. 31, 2006, 2005 and 2004 were $24 million, $25 million and $25 million, respectively.

Summarized financial information of our equity affiliates on a 100 percent basis is as follows:

(Millions)		2006	2005
Working capital		$31	$102

Property, net		730	669

Short-term debt		(53)	(97)

Long-term debt		(354)	(317)

Other, net		67	31

Net assets		$421	$388

(Millions)	2006	2005	2004
Revenues	$721	$664	$622

Net earnings	$69	$28	$42

PPG’s share of undistributed net earnings of equity affiliates was $63 million and $71 million as of Dec. 31, 2006 and 2005, respectively. Dividends received from equity affiliates were $16 million, $20 million and $6 million in 2006, 2005 and 2004, respectively.

As of Dec. 31, 2006, there were unrealized pretax gains of $3 million and as of Dec. 31, 2005 and 2004, there were unrealized pretax losses of $1 million and $2 million, respectively, recorded in “Accumulated other comprehensive loss” in the accompanying balance sheet related to marketable equity securities available for sale. During 2006, PPG sold certain of these investments resulting in recognition of pretax gains of $1 million and proceeds of $3 million. During 2005, PPG sold certain of these investments resulting in recognition of pretax gains of $1 million and proceeds of $4 million. During 2004, PPG sold certain of these investments resulting in recognition of pretax gains of $0.3 million and proceeds of $2 million.

6. Goodwill and Other Identifiable Intangible Assets

The change in the carrying amount of goodwill attributable to each reportable business segment for the years ended Dec. 31, 2006 and 2005 was as follows:

(Millions)	Industrial Coatings	Performance and Applied Coatings	Optical and Specialty Materials	Glass	Total
Balance, Jan. 1, 2005	$255	$842	$30	$89	$1,216

Goodwill from acquisitions	4	10	5	2	21

Currency translation	(16)	(44)	(4)	(7)	(71)

Balance, Dec. 31, 2005	243	808	31	84	1,166

Goodwill from acquisitions	25	84	48	1	158

Currency translation	17	45	5	5	72

Balance, Dec. 31, 2006	$285	$937	$84	$90	$1,396

The carrying amount of acquired trademarks with indefinite lives as of Dec. 31, 2006 and 2005 totaled $144 million.

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and are detailed below.

	Dec. 31, 2006			Dec. 31, 2005
(Millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Acquired technology	$400	$(164)	$236	$362	$(142)	$220

Other	335	(129)	206	225	(101)	124

Balance	$735	$(293)	$442	$587	$(243)	$344

2006 PPG ANNUAL REPORT AND FORM 10-K	43

Notes to the Financial Statements

Aggregate amortization expense was $43 million, $32 million and $31 million in 2006, 2005 and 2004, respectively. The estimated future amortization expense of identifiable intangible assets during the next five years is (in millions) $58 in 2007, $54 in 2008, $53 in 2009, $51 in 2010 and $44 in 2011.

7. Business Restructuring and Asset Impairment

During the first quarter of 2006, the Company finalized plans for certain actions to reduce its workforce and consolidate facilities. In the first quarter, the Company recorded a charge of $35 million for restructuring and other related activities, including severance costs of $33 million and loss on asset impairment of $2 million. In the second quarter of 2006, the remaining approvals were received related to additional severance actions and a cost of $4 million was accrued. It is expected that these restructuring actions will be substantially completed by the end of the first quarter of 2007. In addition, $5 million of the cost accrued in the first quarter was reversed later in 2006 as a result of actions not being taken or completed at a cost that was less than the estimated amount accrued. In the fourth quarter of 2006, the Company undertook further restructuring actions, which resulted in an additional charge of $3 million for severance costs. It is expected that these restructuring actions will be substantially completed by the end of the second quarter of 2007.

The following table summarizes the activity through Dec. 31, 2006.

(Millions, except no. of employees)	Severance Costs	Asset Impairment	Total Charge	Employees Covered
Industrial Coatings	$28	$1	$29	353

Performance and Applied Coatings	7	1	8	193

Optical and Specialty Materials	1	—	1	33

Glass	4	—	4	189

Reversal	(5)	—	(5)	(80)

Total	35	2	37	688

Activity	(26)	(2)	(28)	(531)

Balance at Dec. 31, 2006	$9	$—	$9	157

In 2002, the Company recorded a charge of $81 million for restructuring and other related activities. The workforce reductions covered by this charge have been completed; however, as of Dec. 31, 2006, $4 million of this reserve remained to be spent. This reserve relates to a group of approximately 75 employees in Europe, whose terminations were concluded under a different social plan than was assumed when the reserve was recorded. Under the terms of this social plan, severance payments will be paid to these 75 individuals through 2008.

Market conditions, such as fewer new drug approvals, product withdrawals, excess production capacity and an increasing share of generic drugs put pressure on the pharmaceutical industry and created a challenging environment for our fine chemicals operating segment in 2005. In the fourth quarter of 2005, the Company evaluated our fine chemicals operating segment for impairment in accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets”, and determined that indicators of impairment were present for certain long-lived assets at our manufacturing plant in the United States. In measuring the fair value of these assets, the Company utilized an expected cash flow methodology to determine that the carrying value of these assets exceeded their fair value. We also wrote down the assets of a small fine chemical facility in France to their estimated net realizable value. The Company recorded an asset impairment charge related to these fine chemicals assets of $27 million pretax in 2005, which was included in “Other charges” in the accompanying statement of income.

8. Debt and Bank Credit Agreements and Leases

(Millions)	2006	2005

6 1/2% notes, due 2007(1)	$50	$50

7.05% notes, due 2009(1)	116	116

6 7/8% notes, due 2012(1)	71	71

3 7/8% notes, due 2015 (€300)	394	353

7 3/8% notes, due 2016	146	146

6 7/8% notes, due 2017	74	74

7.4% notes, due 2019	198	198

9% non-callable debentures, due 2021	148	148

Impact of derivatives on debt(1)	(1)	(1)

ESOP notes(2)
Fixed-rate notes, weighted average 8.5%	9	16

Variable-rate notes, weighted average 4.7% as of Dec. 31, 2006	9	14

Various other U.S. debt, weighted average 5.0% as of Dec. 31, 2006	1	2

Various other non-U.S. debt, weighted average 2.4% as of Dec. 31, 2006	3	4

Capital lease obligations	2	2

Total	1,220	1,193

Less payments due within one year	65	24

Long-term debt	$1,155	$1,169

(1)	PPG entered into several interest rate swaps which have the effect of converting $175 million as of Dec. 31, 2006 and 2005 of these fixed rate notes to variable rates, based on either the three-month or the six-month London Interbank Offered Rate (LIBOR). The weighted average effective interest rate for these borrowings, including the effects of the outstanding swaps was 7.8% and 5.9% for the years ended Dec. 31, 2006 and 2005, respectively. Refer to Notes 1 and 10 for additional information.
(2)	See Note 1 for discussion of ESOP borrowings. The fixed- and variable-rate notes mature in 2008 and require annual principal payments in 2007 and 2008.

44	2006 PPG ANNUAL REPORT AND FORM 10-K

Notes to the Financial Statements

Aggregate maturities during the next five years are (in millions) $65 in 2007, $5 in 2008, $116 in 2009, $0 in 2010 and $0 in 2011.

The Company has a $1 billion revolving credit facility that expires in 2011. The annual facility fee payable on the committed amount is 6 basis points. This facility is available for general corporate purposes and also to support PPG’s commercial paper programs in the U.S. and Europe. As of Dec. 31, 2006, no amounts were outstanding under this facility.

In June 2005, the Company issued €300 million of 3.875% Senior Notes due 2015 (the “Euro Notes”). The proceeds from the Euro Notes were used to repay short-term commercial paper obligations incurred in June 2005 in connection with the purchase of $100 million of 6.5% notes due 2007, $159 million of 7.05% notes due 2009 and $16 million of 6.875% notes due 2012, as well as for general corporate purposes. The Company recorded a second quarter 2005 pre-tax charge of approximately $19 million, ($12 million aftertax or 7 cents per share), for debt refinancing costs, which is included in “Other charges” in the accompanying statement of income for the year ended Dec. 31, 2005.

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

Our non-U.S. operations have other uncommitted lines of credit totaling $332 million of which $75 million was used as of Dec. 31, 2006. These uncommitted lines of credit are subject to cancellation at any time and are not subject to any commitment fees.

PPG is in compliance with the restrictive covenants under its various credit agreements, loan agreements and indentures. The Company’s revolving credit agreements, under which there are currently no borrowings, and a portion of PPG’s ESOP Notes, include financial ratio covenants. The most restrictive of these covenants requires that the amount of long-term senior debt outstanding not exceed 55% of the Company’s tangible net assets. As of Dec. 31, 2006, long-term senior debt was 22% of the Company’s tangible net assets. In the event of a breach of this covenant, each holder of the ESOP notes would have the right to refinance the notes. Additionally, substantially all of our debt agreements contain customary cross-default provisions. Those provisions generally provide that a default on a debt service payment of $10 million or more for longer than the grace period provided (usually 10 days) under one agreement may result in an event of default under other agreements. None of our primary debt obligations are secured or guaranteed by our affiliates.

As of Dec. 31, 2006 and 2005, the caption “Short-term debt and current portion of long-term debt” includes $75 million and $77 million, respectively, of other short-term borrowings. The weighted-average interest rates of short-term borrowings as of Dec. 31, 2006 and 2005, were 5.2% and 5.1%, respectively.

Interest payments in 2006, 2005 and 2004 totaled $90 million, $82 million and $101 million, respectively.

Rental expense for operating leases was $161 million, $143 million and $125 million in 2006, 2005 and 2004, respectively. Minimum lease commitments for operating leases that have initial or remaining lease terms in excess of one year as of Dec. 31, 2006, are (in millions) $90 in 2007, $70 in 2008, $51 in 2009, $36 in 2010, $21 in 2011 and $32 thereafter, which includes rent of approximately $12 million, per year, through 2010, and $6 million in 2011, related to the July 1999 sale-leaseback of our Pittsburgh headquarters complex.

The Company had outstanding letters of credit of $71 million as of Dec. 31, 2006. The letters of credit secure the Company’s performance to third parties under certain self-insurance programs and other commitments made in the ordinary course of business. As of Dec. 31, 2006 and 2005 guarantees outstanding were $62 million and $53 million, respectively. The guarantees relate primarily to debt of certain entities in which PPG has an ownership interest and selected customers of certain of our operating segments of which a portion is secured by the assets of the related entities. The carrying values of these guarantees were $9 million and $3 million as of Dec. 31, 2006 and 2005, respectively, and the fair values were $9 million and $11 million, as of Dec. 31, 2006 and 2005, respectively. The Company does not believe any loss related to these letters of credit or guarantees is likely.

9. Financial Instruments, Excluding Derivative Financial Instruments

Included in PPG’s financial instrument portfolio are cash and cash equivalents, short-term investments, marketable equity securities, company-owned life insurance and short- and long-term debt instruments. The most significant instrument, long-term debt (excluding capital lease obligations), had carrying and fair values totaling $1,218 million and $1,303 million, respectively, as of Dec. 31, 2006. The corresponding amounts as of Dec. 31, 2005, were $1,191 million and $1,309 million, respectively. The fair values of the other financial instruments approximated their carrying values, in the aggregate.

The fair values of the debt instruments were based on discounted cash flows and interest rates available to the Company for instruments of the same remaining maturities.

2006 PPG ANNUAL REPORT AND FORM 10-K	45

Notes to the Financial Statements

10. Derivative Financial Instruments and Hedge Activities

PPG’s policies do not permit speculative use of derivative financial instruments. PPG uses derivative instruments to manage its exposure to fluctuating natural gas prices through the use of natural gas swap contracts. PPG also uses forward currency and option contracts as hedges against its exposure to variability in exchange rates on short-term intercompany borrowings and cash flows denominated in foreign currencies and to translation risk. PPG uses foreign denominated debt to hedge investments in foreign operations. Interest rate swaps are used to manage the Company’s exposure to changing interest rates. We also use an equity forward arrangement to hedge a portion of our exposure to changes in the fair value of PPG stock that is to be contributed to the asbestos settlement trust as discussed in Note 14.

PPG enters into derivative financial instruments with high credit quality counterparties and diversifies its positions among such counterparties in order to reduce its exposure to credit losses. The Company has not experienced any credit losses on derivatives during the three-year period ended Dec. 31, 2006.

PPG manages its foreign currency transaction risk to minimize the volatility of cash flows caused by currency fluctuations by forecasting foreign currency-denominated cash flows of each subsidiary for a 12-month period and aggregating these cash inflows and outflows in each currency to determine the overall net transaction exposures. Decisions on whether to use derivative financial instruments to hedge the net transaction exposures are made based on the amount of those exposures, by currency, and an assessment of the near-term outlook for each currency. The Company’s policy permits the use of foreign currency forward and option contracts to hedge up to 70% of its anticipated net foreign currency cash flows over the next 12-month period. These contracts do not qualify for hedge accounting under the provisions of SFAS No. 133; therefore, the change in the fair value of these instruments is recorded in “Other charges” in the accompanying statement of income in the period of change. The amounts recorded in earnings for the years ended Dec. 31, 2006, 2005 and 2004 were a loss of $1 million, income of $4 million and a loss of $1 million, respectively. The fair value of these contracts as of Dec. 31, 2006 and 2005 were assets of $2 million and $1 million, respectively.

The sales, costs, assets and liabilities of our non-U.S. operations must be reported in U.S. dollars in order to prepare consolidated financial statements which gives rise to translation risk. The Company monitors its exposure to translation risk and enters into derivative foreign currency contracts to hedge its exposure, as deemed appropriate. This risk management strategy does not qualify for hedge accounting under the provisions of SFAS No. 133; therefore, changes in the fair value of these instruments would be recorded in “Other charges” in the accompanying statement of income in the period of change. No derivative instruments were acquired to hedge translation risk during 2006, 2005 or 2004.

In June 2005, the Company issued Euro Notes, as discussed in Note 8, and has designated these notes as a hedge of a portion of our net investment in our European operations. As a result, the change in book value from adjusting these foreign denominated notes to current spot rates at each balance sheet date is deferred in accumulated other comprehensive (loss) income. As of Dec. 31, 2006 and 2005, the amount recorded in accumulated other comprehensive (loss) income from this hedge of our net investment was an unrealized loss of $34 million and an unrealized gain of $7 million, respectively.

PPG designates forward currency contracts as hedges against the Company’s exposure to variability in exchange rates on short-term intercompany borrowings denominated in foreign currencies. To the extent effective, changes in the fair value of these instruments are deferred in accumulated other comprehensive (loss) income and subsequently reclassified to “Other charges” in the accompanying statement of income as foreign exchange gains and losses are recognized on the related intercompany borrowings. The portion of the change in fair value considered to be ineffective is recognized in “Other charges” in the accompanying statement of income. The amounts recorded in earnings for the years ended Dec. 31, 2006, 2005 and 2004, were losses of $5 million, $6 million and $5 million, respectively. The fair value of these contracts was a liability of $1 million and $5 million as of Dec. 31, 2006 and 2005, respectively.

The Company manages its interest rate risk by balancing its exposure to fixed and variable rates while attempting to minimize its interest costs. Generally, the Company maintains variable interest rate debt at a level of approximately 25% to 50% of total borrowings. PPG principally manages its fixed and variable interest rate risk by retiring and issuing debt from time to time and through the use of interest rate swaps. As of Dec. 31, 2006 and 2005, these swaps converted $175 million of fixed rate debt to variable rate debt. These swaps are designated as fair value hedges. As such, the swaps are carried at fair value. Changes in the fair value of these swaps and that of the related debt are recorded in “Interest expense” in the accompanying statement of income, the net of which is zero. The fair value of these contracts was a liability of $7 million as of Dec. 31, 2006 and 2005. In January 2007, PPG converted an additional $150 million of fixed rate debt to variable rates.

The Company uses derivative instruments to manage its exposure to fluctuating natural gas prices through the

46	2006 PPG ANNUAL REPORT AND FORM 10-K

Notes to the Financial Statements

use of natural gas swap contracts. These instruments mature over the next 37 months. To the extent that these instruments are effective in hedging PPG’s exposure to price changes, changes in the fair values of the hedge contracts are deferred in accumulated other comprehensive (loss) income and reclassified to cost of sales as the natural gas is purchased. The amount of ineffectiveness, which is reported in “Cost of sales, exclusive of depreciation and amortization” in the accompanying statement of income for the years ended Dec. 31, 2006, 2005, and 2004, was $0.2 million of income and $0.2 million and $1 million of expense, respectively. The fair value of these contracts was a liability of $25 million and an asset of $0.3 million as of Dec. 31, 2006 and 2005, respectively. As of Dec. 31, 2006 an after-tax loss of $2 million was deferred in accumulated other comprehensive (loss) income, which related to natural gas hedge contracts that mature in excess of twelve months.

In November 2002, PPG entered into a one-year renewable equity forward arrangement with a bank in order to partially mitigate the impact of changes in the fair value of PPG stock that is to be contributed to the asbestos settlement trust as discussed in Note 14. This instrument, which has been renewed, is recorded at fair value as an asset or liability and changes in the fair value of this instrument are reflected in “Asbestos settlement – net” in the accompanying statement of income. As of Dec. 31, 2006 and 2005, PPG had recorded a current asset of $14 million and $10 million, respectively, and recognized income of $4 million for the year ended Dec. 31, 2006, expense of $9 million for the year ended Dec. 31, 2005 and income of $4 million for the year ended Dec. 31, 2004.

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

No derivative instrument initially designated as a hedge instrument was undesignated or discontinued as a hedging instrument during 2006 or 2005. For the year ended Dec. 31, 2006, other comprehensive (loss) income included a net loss due to derivatives of $13 million, net of tax. This loss was comprised of realized losses of $22 million and unrealized losses of $35 million. The realized losses related to the settlement of natural gas contracts and interest rate swaps owned by one of the Company’s investees accounted for under the equity method of accounting. These losses were offset in part by realized gains related to the settlement of foreign currency contracts. The unrealized losses related primarily to the change in fair value of the natural gas contracts. These unrealized losses were partially offset by unrealized gains on foreign currency contracts and on interest rate swaps owned by one of the Company’s investees accounted for under the equity method of accounting.

For the year ended Dec. 31, 2005, other comprehensive (loss) income included a net gain due to derivatives of $3 million, net of tax. This gain was comprised of realized gains of $1 million and unrealized gains of $4 million. The realized gains related to the settlement during the period of natural gas contracts offset in part by the settlement of interest rate swaps owned by one of the Company’s investees accounted for under the equity method of accounting and the settlement of foreign currency contracts. The unrealized gains relate to these same instruments.

The fair values of outstanding derivative instruments, excluding interest rate swaps, were determined using quoted market prices. The fair value of interest rate swaps was determined using discounted cash flows and current interest rates.

11. Earnings Per Common Share

The earnings per common share calculations for the three years ended Dec. 31, 2006 are as follows:

(Millions, except per share amounts)	2006	2005	2004
Earnings per common share
Net income	$711	$596	$683

Weighted average common shares outstanding	165.7	169.6	171.7

Earnings per common share	$4.29	$3.51	$3.98

Earnings per common share – assuming dilution
Net income	$711	$596	$683

Weighted average common shares outstanding	165.7	169.6	171.7

Effect of dilutive securities
Stock options	0.6	0.6	0.7

Other stock compensation plans	0.2	0.7	0.6

Potentially dilutive common shares	0.8	1.3	1.3

Adjusted weighted average common shares outstanding	166.5	170.9	173.0

Earnings per common share – assuming dilution	$4.27	$3.49	$3.95

2006 PPG ANNUAL REPORT AND FORM 10-K	47

Notes to the Financial Statements

There were 4.0 million, 3.9 million and 4.7 million outstanding stock options excluded in 2006, 2005 and 2004, respectively, from the computation of diluted earnings per common share due to their anti-dilutive effect.

12. Income Taxes

The following table presents a reconciliation of the statutory U.S. corporate federal income tax rate to our effective income tax rate:

(Percent of Pretax Income)	2006	2005	2004
U.S. federal income tax rate	35.00%	35.00%	35.00%
Changes in rate due to:
State and local taxes – U.S.	0.75	0.87	1.23

Taxes on non-U.S. earnings	(2.80)	(3.37)	(3.56)

ESOP dividends	(1.03)	(1.18)	(1.08)

Other	(5.69)	(1.54)	(1.30)

Effective income tax rate	26.23%	29.78%	30.29%

The 2006 effective income tax rate includes the tax benefit related to the settlement with the IRS of our tax returns for the years 2001-2003. Additionally, the 2006 effective income tax rate is reduced by the absence of the one-time U.S. tax cost that was incurred in 2005 related to dividends that were repatriated under the provisions of the American Jobs Creation Act of 2004 (“AJCA 2004”). The impact of these items is presented as “Other” in the above rate reconciliation.

Income before income taxes of our non-U.S. operations for 2006, 2005 and 2004 was $354 million, $313 million and $382 million, respectively.

The following table gives details of income tax expense reported in the accompanying statement of income.

(Millions)	2006	2005	2004
Current income taxes
U.S. federal	$236	$255	$193

Non-U.S.	105	111	114

State and local – U.S.	29	31	34
Total current	370	397	341
Deferred income taxes
U.S. federal	(82)	(85)	(16)

Non-U.S.	—	(21)	2

State and local – U.S.	(10)	(9)	(5)
Total deferred	(92)	(115)	(19)
Total	$278	$282	$322

Income tax payments in 2006, 2005 and 2004 totaled $360 million, $377 million and $326 million, respectively.

Net deferred income tax assets and liabilities as of Dec. 31, 2006 and 2005, are as follows:

(Millions)	2006	2005
Deferred income tax assets related to
Employee benefits	$753	$584

Contingent and accrued liabilities	490	409

Operating loss and other carryforwards	102	96

Inventories	22	11

Property	5	5

Other	54	50

Valuation allowance	(65)	(58)

Total	1,361	1,097

Deferred income tax liabilities related to
Property	382	393

Intangibles	242	193

Employee benefits	40	40

Other	23	34

Total	687	660

Deferred income tax assets – net	$674	$437

As of Dec. 31, 2006, subsidiaries of the Company had available net operating loss carryforwards of approximately $286 million for income tax purposes, of which approximately $244 million has an indefinite expiration. The remaining $42 million expires between the years 2007 and 2021. A valuation allowance has been established for carry-forwards where the ability to utilize them is not likely.

No deferred U.S. income taxes have been provided on certain undistributed earnings of non-U.S. subsidiaries, which amounted to $2,116 million as of Dec. 31, 2006 and $1,791 million as of Dec. 31, 2005. These earnings are considered to be reinvested for an indefinite period of time or will be repatriated when it is tax effective to do so. It is not practicable to determine the deferred tax liability on these undistributed earnings. In October 2004, the AJCA 2004 was signed into law. Among its many provisions, the AJCA 2004 provided a limited opportunity through 2005 to repatriate the undistributed earnings of non-U.S. subsidiaries at a U.S. tax cost that could be lower than the normal tax cost on such distributions. During 2005, we repatriated $114 million of dividends under the provisions of AJCA 2004 resulting in income tax expense of $9 million. In the absence of AJCA 2004, the Company estimates the tax cost to repatriate these dividends would have been $23 million higher.

The determination of annual income tax expense takes into consideration amounts which may be needed to cover exposures for open tax years. In 2006, the Company resolved all matters with the IRS related to its federal income tax returns for the years 2001 to 2003. The Company’s federal income tax returns for the years 2004 and 2005 are currently under IRS audit. The Company

48	2006 PPG ANNUAL REPORT AND FORM 10-K

Notes to the Financial Statements

does not expect any material adverse impact on earnings to result from the resolution of matters related to open tax years, however, actual settlements may differ from amounts accrued. As of Dec. 31, 2006 and 2005, the reserve related to exposures for open tax years was $87 million and $88 million, respectively.

13. Pensions and Other Postretirement Benefits

Defined Benefit Plans

We have defined benefit pension plans that cover certain employees worldwide. PPG also sponsors welfare benefit plans that provide postretirement medical and life insurance benefits for certain U.S. and Canadian employees and their dependents. These programs require retiree contributions based on retiree-selected coverage levels for certain retirees and their dependents and provide for sharing of future benefit cost increases between PPG and participants based on management discretion. The Company has the right to modify or terminate certain of these benefit plans in the future. Salaried and certain hourly employees hired on or after Oct. 1, 2004, are not eligible for postretirement medical benefits. Salaried employees hired, rehired, or transferred to salaried status on or after Jan. 1, 2006, and certain hourly employees hired in 2006 or thereafter are eligible to participate in a defined contribution retirement plan. These employees are not eligible for defined benefit pension plan benefits.

The Medicare Act of 2003 introduced a prescription drug benefit under Medicare (“Medicare Part D”) that provides several options for Medicare eligible participants and employers, including a federal subsidy payable to companies that elect to provide a retiree prescription drug benefit which is at least actuarially equivalent to Medicare Part D. During the third quarter of 2004, PPG concluded its evaluation of the provisions of the Medicare Act and decided to maintain its retiree prescription drug program and to take the subsidy available under the Medicare Act. The impact of the Medicare Act was accounted for in accordance with FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” effective Jan. 1, 2004. In addition, the plan was amended Sept. 1, 2004, to provide that PPG management will determine the extent to which future increases in the cost of its retiree medical and prescription drug programs will be shared by certain retirees. The federal subsidy related to providing a retiree prescription drug benefit is not subject to U.S. federal income tax and is recorded as a reduction in our annual net periodic benefit cost of other postretirement benefits.

The following table sets forth the changes in projected benefit obligations (“PBO”) (as calculated by our actuaries as of Dec. 31), plan assets, the funded status and the amounts recognized in our balance sheet for our defined benefit pension and other postretirement benefit plans:

	Pensions		Other Postretirement Benefits
(Millions)	2006	2005	2006	2005
Projected benefit obligation, Jan. 1	$3,636	$3,318	$1,119	$1,073
Service cost	74	64	27	24
Interest cost	197	189	62	63
Plan amendments	3	(13)	(10)	—
Actuarial losses (gains)	10	330	(7)	41
Benefits paid	(203)	(196)	(84)	(83)
Foreign currency translation adjustments	75	(59)	—	1
Other	(1)	3	—	—
Projected benefit obligation, Dec. 31	$3,791	$3,636	$1,107	$1,119

Market value of plan assets, Jan. 1	$2,812	$2,782
Actual return on plan assets	363	211
Company contributions	124	30
Participant contributions	3	3
Benefits paid	(187)	(174)
Plan expenses and other-net	(6)	(2)
Foreign currency translation adjustments	52	(38)
Market value of plan assets, Dec. 31	$3,161	$2,812

Funded Status	$(630)	$(824)	$(1,107)	$(1,119)
Accumulated unrecognized:
Accumulated actuarial losses	1,313	1,512	460	505
Accumulated prior service cost	37	50	(51)	(56)
Net amount recognized before adjustment	$720	$738	$(698)	$(670)
Adjustment recognized by charge to accumulated other comprehensive loss pre-tax	(1,350)	(1,227)	(409)	—
Amount recognized	$(630)	$(489)	$(1,107)	$(670)

Amounts recognized in the Balance Sheet:
Other assets (long-term)	6	75	—	—
Accounts payable and accrued liabilities	(13)	(8)	(79)	(83)
Accrued pensions	(623)	(556)	—	—
Other postretirement benefits	—	—	(1,028)	(587)
Amount recognized	$(630)	$(489)	$(1,107)	$(670)

Due to the adoption of SFAS No. 158 as of Dec. 31, 2006, the funded status of the plans is equal to the net liability recognized in the Dec. 31, 2006 balance sheet. See Note 1 for a summary of the amounts recorded.

The PBO is the actuarial present value of benefits attributable to employee service rendered to date, including the effects of estimated future pay increases.

2006 PPG ANNUAL REPORT AND FORM 10-K	49

Notes to the Financial Statements

The accumulated benefit obligation (“ABO”) also reflects the actuarial present value of benefits attributable to employee service rendered to date, but does not include the effects of estimated future pay increases. In order to measure the funded status for financial accounting purposes prior to the adoption of SFAS No. 158, the ABO was compared to the market value of plan assets and amounts accrued for such benefits in the balance sheet. The ABO as of Dec. 31, 2006 and 2005 was $3,512 million and $3,361 million, respectively. The following summarizes the funded status of those pension plans that were under-funded on an ABO basis as of Dec. 31, 2006 and 2005:

(Millions)	2006	2005
PBO	$3,433	$3,601
ABO	3,183	3,328
Market value of plan assets	2,814	2,773

Amounts recognized in accumulated other comprehensive loss as of Dec. 31, 2006 consist of:

	Pensions	Other Postretirement Benefits
Accumulated net actuarial losses	$1,313	$460
Accumulated prior service cost (credit)	37	(51)
Total	$1,350	$409

The accumulated net actuarial losses for pensions relate primarily to the actual return on plan assets being less than the expected return on plan assets in 2000, 2001 and 2002 and a decline in the discount rate since 1999. The accumulated net actuarial losses for other postretirement benefits relate primarily to actual healthcare costs increasing at a higher rate than assumed during the 2001-2003 period and the decline in the discount rate. The increases in the accumulated net actuarial losses for both pension and other postretirement benefits have occurred primarily since 2001. Since the accumulated net actuarial losses exceed 10% of the higher of the market value of plan assets or the PBO at the beginning of the year, amortization of such excess over the average remaining service period of active employees expected to receive benefits has been included in net periodic benefit costs for pension and other postretirement benefits in each of the last three years. Accumulated prior service cost (credit) is amortized over the future service periods of those employees who are active at the dates of the plan amendments and who are expected to receive benefits.

The increase (decrease) in accumulated other comprehensive loss in 2006 relating to pension and other postretirement benefits consists of:

(Millions)	Pensions	Other Postretirement Benefits	Total
Minimum pension liability	(170)	—	(170)
SFAS No. 158 adjustment	254	251	505
Net Change	84	251	335

The estimated net actuarial loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive (loss) income into net periodic benefit cost in 2007 are $80 and $14, respectively. The estimated net actuarial loss and prior service credit for the other postretirement benefits that will be amortized from accumulated other comprehensive (loss) income into net periodic benefit cost in 2007 are $33 and $10, respectively.

Net periodic benefit cost for the three years ended Dec. 31, 2006, includes the following:

	Pensions			Other Postretirement Benefits
(Millions)	2006	2005	2004	2006	2005	2004
Service cost	$74	$64	$65	$27	$24	$22
Interest cost	197	189	182	62	63	62
Expected return on plan assets	(232)	(223)	(208)	—	—	—
Amortization of prior service cost (credit)	15	19	20	(15)	(15)	(6)
Amortization of actuarial losses	105	78	81	38	35	28
Net periodic benefit cost	$159	$127	$140	$112	$107	$106

Net periodic benefit cost is included in “Cost of sales, exclusive of depreciation and amortization,” “Selling, general and administrative” and “Research and development” in the accompanying statement of income.

Assumptions

The following weighted average assumptions were used to determine the benefit obligation for our defined benefit pension and other postretirement plans as of Dec. 31, 2006 and 2005:

	2006	2005
Discount rate	5.7%	5.5%
Rate of compensation increase	4.0%	4.1%

The following weighted average assumptions were used to determine the net periodic benefit cost for our defined benefit pension and other postretirement benefit plans for the three years ended Dec. 31, 2006:

	2006	2005	2004
Discount rate	5.5%	5.9%	6.1%
Expected return on assets	8.4%	8.4%	8.4%
Rate of compensation increase	4.1%	4.0%	4.0%

These assumptions are reviewed on an annual basis. In determining the expected return on plan asset assumption, the Company evaluates the mix of investments that comprise plan assets and external forecasts of future long-term investment returns. The expected return on plan assets assumption to be used in determining 2007 net periodic pension expense will be 8.5% for the U.S. plans.

50	2006 PPG ANNUAL REPORT AND FORM 10-K

Notes to the Financial Statements

As of Dec. 31 2005, the Company began use of a newer and more relevant mortality table know as RP 2000, in order to calculate its U.S. defined benefit pension and other postretirement liabilities. Previously, the Company had used the GAM 83 mortality table to calculate these liabilities. This change in the mortality assumption increased net periodic benefit costs in 2006 by approximately $13 million and $4 million for our defined benefit pension and other postretirement benefit plans, respectively.

The weighted-average healthcare cost trend rate used was 9.0% for 2006 declining to 5.0% in the year 2010. For 2007, the weighted-average healthcare cost trend rate used will be 8.0% declining to 5.0% in the year 2011. These assumptions are reviewed on an annual basis. In selecting rates for current and long-term health care assumptions, the Company takes into consideration a number of factors including the Company’s actual health care cost increases, the design of the Company’s benefit programs, the demographics of the Company’s active and retiree populations and expectations of future medical cost inflation rates. If these 2007 trend rates were increased or decreased by one percentage point per year, such increases or decreases would have the following effects:

	One-Percentage Point
(Millions)	Increase	Decrease
Increase (decrease) in the aggregate of service and interest cost components	$10	$(8)
Increase (decrease) in the benefit obligation	$87	$(83)

Contributions

On Aug. 17, 2006, the Pension Protection Act of 2006 (“PPA”) was signed into law, changing the funding requirements for our U.S. defined benefit pension plans beginning in 2008. Under current funding requirements, PPG did not have to make a mandatory contribution to our U.S. plans in 2006, and we do not expect to have a mandatory contribution to these plans in 2007. We are currently evaluating the impact that PPA will have on our funding requirements for 2008 and beyond.

In 2006 and 2005, we made voluntary contributions to our U.S. defined benefit pension plans of $100 million and $4 million, respectively, and contributions to our non-U.S. defined benefit pension plans of $24 million and $26 million, respectively, some of which were required by local funding requirements. We expect to make mandatory contributions to our non-U.S. plans in 2007 of approximately $37 million. We expect to make a $100 million voluntary contribution to our U.S. plans in the first quarter of 2007, and we may make additional voluntary contributions in 2007.

Benefit Payments

The estimated pension benefits to be paid under our defined benefit pension plans during the next five years are (in millions) $195 in 2007, $197 in 2008, $201 in 2009, $207 in 2010 and $215 in 2011 and are expected to aggregate $1,189 million for the five years thereafter. The estimated gross other postretirement benefits to be paid during the next five years are (in millions) $87 in 2007, $89 in 2008, $91 in 2009, $92 in 2010 and $93 in 2011 and are expected to aggregate $471 million for the five years thereafter. The expected subsidy amounts to be received under the Medicare Act during the next five years are (in millions) $8 in 2007, $9 in 2008, $9 in 2009, $10 in 2010 and $10 in 2011 and are expected to aggregate $59 million for the five years thereafter. The 2006 subsidy under the Medicare Act was $6 million, of which $5 million was received as of Dec. 31, 2006.

Plan Assets

The following summarizes the target pension plan asset allocation as of Dec. 31, 2006, and the actual pension plan asset allocations as of Dec. 31, 2006 and 2005:

Asset Category	Target Asset Allocation as of Dec. 31, 2006	Percentage of Plan Assets
		2006	2005
Equity securities	50-75%	70%	69%
Debt securities	25-50%	26%	27%
Real estate	0-10%	4%	4%
Other	0-10%	0%	0%

The pension plan assets are invested to generate investment earnings over an extended time horizon to help fund the cost of benefits promised under the plans while controlling investment risk.

Other Plans

The Company incurred costs for multi-employer pension plans of $1 million in each of the years 2006, 2005 and 2004. The Company’s termination liability with respect to these plans is estimated to be $6 million as of Dec. 31, 2006. Multi-employer healthcare costs totaled $1 million in each of the years 2006, 2005 and 2004.

As of Dec. 31, 2006 and 2005, the liability related to defined contribution pension plans was $7 million and $5 million, respectively.

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

2006 PPG ANNUAL REPORT AND FORM 10-K	51

Notes to the Financial Statements

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

The cost of the deferred compensation plan, comprised of dividend equivalents accrued on the phantom PPG stock account, investment income and the change in market value of the liability, was expense in 2006, 2005 and 2004 of $9 million, $7 million and $8 million, respectively. These amounts are included in “Selling, general and administrative” in the accompanying statement of income. The change in market value of the investment portfolio in 2006, 2005 and 2004 was income of $8 million, $6 million and $8 million, respectively, of which $4 million, $1 million and $1 million was realized, respectively, and is also included in “Selling, general and administrative.”

The Company’s obligations under this plan, which are included in “Accounts payable and accrued liabilities” and “Other liabilities” in the accompanying balance sheet, were $113 million and $110 million as of Dec. 31, 2006 and 2005, respectively, and the investments in marketable securities, which are included in “Investments” in the accompanying balance sheet, were $77 million and $78 million as of Dec. 31, 2006 and 2005, respectively.

14. Commitments and Contingent Liabilities

PPG is involved in a number of lawsuits and claims, both actual and potential, including some that it has asserted against others, in which substantial monetary damages are sought. These lawsuits and claims, the most significant of which are described below, relate to contract, patent, environmental, product liability, antitrust and other matters arising out of the conduct of PPG’s business. To the extent that these lawsuits and claims involve personal injury and property damage, PPG believes it has adequate insurance; however, certain of PPG’s insurers are contesting coverage with respect to some of these claims, and other insurers, as they had prior to the asbestos settlement described below, may contest coverage with respect to some of the asbestos claims if the settlement is not implemented. PPG’s lawsuits and claims against others include claims against insurers and other third parties with respect to actual and contingent losses related to environmental, asbestos and other matters.

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

The Company has been named as a defendant, along with various other co-defendants, in a number of antitrust lawsuits filed in federal and state courts. These suits allege that PPG acted with competitors to fix prices and allocate markets in the flat glass and automotive refinish industries. The plaintiffs in these cases are seeking economic and, in certain cases, treble damages and injunctive relief. As described below, we have either settled or agreed to settle the most significant of these cases.

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

On Oct. 19, 2005, PPG entered into a settlement agreement to settle the federal glass class action antitrust case in order to avoid the ongoing expense of this protracted case, as well as the risks and uncertainties associated with complex litigation involving jury trials. Pursuant to the settlement agreement, PPG agreed to pay $60 million and to bear up to $500,000 in settlement administration costs. PPG recorded a charge for $61 million which is included in “Other charges” in the accompanying statement of income for the year ended Dec. 31, 2005. The U.S. District Court entered an order on Feb. 7, 2006, approving the settlement. This order is no longer appealable. As a result of the settlement, PPG also paid $900,000 pursuant to a pre-existing contractual obligation to a plaintiff that did not participate in the federal glass class action antitrust case. Separately, on Nov. 8, 2006, PPG entered into a class-wide settlement agreement to resolve all claims of indirect purchasers of flat glass in California. PPG agreed to make a payment of $2.5 million, inclusive of attorneys’ fees and costs. On Jan. 30, 2007, the Court granted preliminary approval of the settlement. The Court has also approved the form of

52	2006 PPG ANNUAL REPORT AND FORM 10-K

Notes to the Financial Statements

notice to the settlement class and has scheduled a hearing on final approval of the settlement for May 30, 2007. Independent state court cases remain pending in Tennessee involving claims that are not included in the settlement of the federal and California glass class action antitrust cases. Notwithstanding that PPG has agreed to settle the federal and California glass class action antitrust cases, and is considering settlement of the Tennessee cases, PPG continues to believe that there was no wrongdoing on the part of the Company and also believes that PPG has meritorious defenses to the independent state court cases.

Approximately 60 cases alleging antitrust violations in the automotive refinish industry have been filed in various state and federal jurisdictions. The approximately 55 federal cases have been consolidated as a class action in the U.S. District Court for the Eastern District of Pennsylvania located in Philadelphia, Pa. Certain of the defendants in the federal automotive refinish case have settled. The automotive refinish cases in state courts have either been stayed pending resolution of the federal proceedings or have been dismissed. Neither PPG’s investigation conducted through its counsel of the allegations in these cases nor the discovery conducted in the case has identified a basis for the plaintiffs’ allegations that PPG participated in a price-fixing conspiracy in the U.S. automotive refinish industry. PPG’s management continues to believe that there was no wrongdoing on the part of the Company and that it has meritorious defenses in the federal automotive refinish case. Nonetheless, it remained uncertain whether the federal court ultimately would dismiss PPG, or whether the case would go to trial. On Sept. 14, 2006, PPG agreed to settle the federal class action for $23 million to avoid the ongoing expense of this protracted case, as well as the risks and uncertainties associated with complex litigation involving jury trials. This amount is included in “Other charges” in the accompanying statement of income. Although a formal settlement agreement has been executed and the $23 million was paid into escrow on Jan. 3, 2007, necessary court proceedings will follow before the settlement is final and non-appealable.

There are class action lawsuits in six states that mimic the federal class action but were filed pursuant to state statutes on behalf of indirect purchasers of automotive refinish products. The plaintiffs in these cases have not yet specified an amount of alleged damages. The cases are in state courts in California, Maine, Massachusetts, Tennessee and Vermont, and a federal court in New York City. PPG believes that there was no wrongdoing on its part, and believes it has meritorious defenses to the independent state court cases. Notwithstanding the foregoing, PPG is considering potential settlement of these cases.

Beginning in April 1994, the Company was a defendant in a suit filed by Marvin Windows and Doors (“Marvin”) alleging numerous claims, including breach of warranty. All of the plaintiff’s claims, other than breach of warranty, were dismissed. However, on Feb. 14, 2002, a federal jury awarded Marvin $136 million on the remaining claim. Subsequently, the court added $20 million for interest bringing the total judgment to $156 million. PPG appealed that judgment and the appeals court heard the parties’ arguments on June 9, 2003. On March 23, 2005, the appeals court ruled against PPG. Subsequent to the ruling by the court, PPG and Marvin agreed to settle this matter for $150 million and PPG recorded a charge for that amount in the first quarter of 2005, which is included in “Other charges” in the accompanying statement of income for the year ended Dec. 31, 2005. PPG paid the settlement on Apr. 28, 2005. PPG subsequently received $51 million in insurance recoveries related to this settlement; of which $33 million is included in “Other charges” for the year ended Dec. 31, 2006, and the remainder was received in the third quarter of 2005.

For over thirty years, PPG has been a defendant in lawsuits involving claims alleging personal injury from exposure to asbestos. As of Dec. 31, 2006, PPG was one of many defendants in numerous asbestos-related lawsuits involving approximately 114,000 open claims served on PPG. Most of PPG’s potential exposure relates to allegations by plaintiffs that PPG should be liable for injuries involving asbestos-containing thermal insulation products manufactured and distributed by Pittsburgh Corning Corporation (“PC”). PPG and Corning Incorporated are each 50% shareholders of PC. PPG has denied responsibility for, and has defended, all claims for any injuries caused by PC products.

On Apr. 16, 2000, PC filed for Chapter 11 Bankruptcy in the U.S. Bankruptcy Court for the Western District of Pennsylvania located in Pittsburgh, Pa. Accordingly, in the first quarter of 2000, PPG recorded an after-tax charge of $35 million for the write-off of all of its investment in PC. As a consequence of the bankruptcy filing and various motions and orders in that proceeding, the asbestos litigation against PPG (as well as against PC) has been stayed and the filing of additional asbestos suits against them has been enjoined, until thirty days after the effective date of a confirmed plan of reorganization for PC substantially in accordance with the settlement arrangement among PPG and several other parties discussed below. The stay may be terminated if the Bankruptcy Court determines that such a plan will not be confirmed, or the settlement arrangement set forth below is not likely to be consummated.

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

2006 PPG ANNUAL REPORT AND FORM 10-K	53

Notes to the Financial Statements

On March 28, 2003, Corning Incorporated announced that it had separately reached its own arrangement with the representatives of asbestos claimants for the settlement of certain asbestos claims that might arise from PC products or operations (the “Corning Settlement Arrangement”).

The terms of the PPG Settlement Arrangement and the Corning Settlement Arrangement have been incorporated into a bankruptcy reorganization plan for PC along with a disclosure statement describing the plan, which PC filed with the Bankruptcy Court on Apr. 30, 2003. Amendments to the plan and disclosure statement were filed on Aug. 18 and Nov. 20, 2003. Creditors and other parties with an interest in the bankruptcy proceeding were entitled to file objections to the disclosure statement and the plan of reorganization, and a few parties filed objections. On Nov. 26, 2003, after considering objections to the second amended disclosure statement and plan of reorganization, the Bankruptcy Court entered an order approving such disclosure statement and directing that it be sent to creditors, including asbestos claimants, for voting. The Bankruptcy Court established March 2, 2004 as the deadline for receipt of votes. In order to approve the plan, at least two-thirds in amount and more than one-half in number of the allowed creditors in a given class must vote in favor of the plan, and for a plan to contain a channeling injunction for present and future asbestos claims under §524(g) of the Bankruptcy Code, as described below, seventy-five percent of the asbestos claimants voting must vote in favor of the plan. On March 16, 2004, notice was received that the plan of reorganization received the required votes to approve the plan with a channeling injunction. From May 3-7, 2004, the Bankruptcy Court judge conducted a hearing regarding the fairness of the settlement, including whether the plan would be fair with respect to present and future claimants, whether such claimants would be treated in substantially the same manner, and whether the protection provided to PPG and its participating insurers would be fair in view of the assets they would convey to the asbestos settlement trust (the “Trust”) to be established as part of the plan. At that hearing, creditors and other parties in interest raised objections to the PC plan of reorganization. Following that hearing, the Bankruptcy Court set deadlines for the parties to develop agreed-upon and contested Findings of Fact and Conclusions of Law and scheduled oral argument for contested items on Nov. 9, 2004. Subsequently, the Bankruptcy Court rescheduled such oral argument for Nov. 17, 2004.

The Bankruptcy Court heard oral arguments on the contested items on Nov. 17-18, 2004. At the conclusion of the hearing, the Bankruptcy Court agreed to consider certain post-hearing written submissions. In a further development, on Feb. 2, 2005, the Bankruptcy Court established a briefing schedule to address whether certain aspects of a decision of the U.S. Third Circuit Court of Appeals in an unrelated case have any applicability to the PC plan of reorganization. The Bankruptcy Court set oral arguments on the briefs for March 16, 2005. During an omnibus hearing on Feb. 28, 2006, the Bankruptcy Judge stated that she was prepared to rule on the PC plan of reorganization in the near future, provided certain amendments were made to the plan. Those amendments were filed, as directed, on March 17, 2006. After further conferences and supplemental briefings, the Court held final oral arguments on July 21, 2006 during an omnibus hearing. On Dec. 21, 2006, the Bankruptcy Court issued a ruling denying confirmation of the second amended PC plan of reorganization. Several parties in interest, including PPG, filed motions for reconsideration and/or to alter or amend the Dec. 21, 2006 ruling. Final written submissions were due on Jan. 26, 2007. Oral argument on the motions is scheduled for March 5, 2007. Upon reconsideration, the Bankruptcy Court may adhere to its Dec. 21, 2006 decision, may alter that decision and confirm the plan or may amend the decision in a manner that may provide further guidance on how the plan could be modified and become confirmable in the Bankruptcy Court’s view.

If the Bankruptcy Court reconsiders its decision and determines that the second amended plan is confirmable, or if the Bankruptcy Court’s ruling is reversed on appeal and the case remanded, the Bankruptcy Court may enter a confirmation order. That order may be appealed to or otherwise reviewed by the U.S. District Court for the Western District of Pennsylvania, located in Pittsburgh, Pa. Assuming that the District Court approves a confirmation order following any such appeal, interested parties could further appeal the District Court’s order to the U.S. Third Circuit Court of Appeals and subsequently seek review of any decision of the Third Circuit Court of Appeals by the U. S. Supreme Court. The PPG Settlement Arrangement will not become effective until 30 days after the PC plan of reorganization is finally approved by an appropriate court order that is no longer subject to appellate review (the “Effective Date”).

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

54	2006 PPG ANNUAL REPORT AND FORM 10-K

Notes to the Financial Statements

The channeling injunction would not extend to claims against PPG alleging injury caused by asbestos on premises owned, leased or occupied by PPG (so called “premises claims”), or claims alleging property damage resulting from asbestos. There are no property damage claims pending against PPG or its subsidiaries. Historically, a small proportion of the claims against PPG and its subsidiaries have been premises claims. As a result of the settlements described below, and based upon recent review and analysis, PPG believes that the number of premises claims currently comprise less than 2% of the total asbestos-related claims against PPG. PPG believes that it has adequate insurance for the asbestos claims that would not be covered by any channeling injunction and that any financial exposure resulting from such claims will not have a material effect on PPG’s consolidated financial position, liquidity or results of operations. Certain claimants that have alleged premises claims against PPG moved the Bankruptcy Court for an order lifting the stay as to their claims. Initially, the Bankruptcy Court did not grant these claimants’ motions, but, at a hearing in the second quarter of 2006, did direct PPG and the claimants to engage in good faith negotiations toward the potential settlement of the premises claims at issue. As a result of those negotiations PPG and its primary insurers have agreed to settle approximately 425 premises claims. PPG’s insurers have agreed to provide insurance coverage for a major portion of the payments made in connection with these settlements. PPG has accrued the portion of the settlement amounts not covered by insurance in 2006.

In addition, and in response to additional motions to lift the stay filed on behalf of other premises claimants, the Bankruptcy Court issued a series of orders in late December 2006 lifting the stay, effective Jan. 31, 2007, with respect to an additional 496 premises claims. PPG is in the process of gathering preliminary information about these claims. Other premises claims that have not been resolved remain subject to the stay.

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

The following table summarizes the impact on our financial statements resulting from the initial charge in the second quarter of 2002 for the estimated cost of the PPG Settlement Arrangement which included the net present value as of Dec. 31, 2002, using a discount rate of 5.5%, of the aggregate cash payments of approximately $998 million to be made by PPG to the Trust. That amount also included the carrying value of PPG’s stock in Pittsburgh Corning Europe, the fair value as of June 30, 2002 of 1,388,889 shares of PPG common stock and $30 million in legal fees of the Trust to be paid by PPG, which together with the first payment originally scheduled to be made to the Trust on June 30, 2003, were reflected in the current liability for PPG’s asbestos settlement in the balance sheet as of June 30, 2002. The net present value of the remaining payments of $566 million was recorded in the noncurrent liability for asbestos settlement. The table also presents the impact of the subsequent changes in the estimated cost of the settlement due to the change in fair value of the stock to be transferred to the asbestos settlement trust and the equity forward instrument (see Note 10) and the increase in the net present value of the future payments to be made to the Trust.

2006 PPG ANNUAL REPORT AND FORM 10-K	55

Notes to the Financial Statements

	Balance Sheet
	Asbestos Settlement Liability		Equity Forward (Asset)	Pretax Charge
(Millions)	Current	Long-term
Initial asbestos settlement charge	$206	$566	$—	$772

Change in fair value:
PPG stock	(16)	—	—	(16)

Equity forward instrument	—	—	(1)	(1)

Balance as of and Activity for the year ended Dec. 31, 2002	190	566	(1)	$755

Change in fair value:
PPG stock	20	—	—	20

Equity forward instrument	—	—	(14)	(14)

Accretion of asbestos liability	—	32	—	32

Reclassification	98	(98)	—	—

Balance as of and Activity for the year ended Dec. 31, 2003	308	500	(15)	$38

Change in fair value:
PPG stock	6	—	—	6

Equity forward instrument	—	—	(4)	(4)

Accretion of asbestos liability	—	30	—	30

Reclassification	90	(90)	—	—

Balance as of and Activity for the year ended Dec. 31, 2004	404	440	(19)	$32

Change in fair value:
PPG stock	(14)	—	—	(14)

Equity forward instrument	—	—	9	9

Accretion of asbestos liability	—	27	—	27

Reclassification	82	(82)	—	—

Balance as of and Activity for the year ended Dec. 31, 2005	$472	$385	$(10)	$22

Change in fair value:
PPG stock	9	—	—	9

Equity forward instrument	—	—	(4)	(4)

Accretion of asbestos liability	—	23	—	23

Reclassification	76	(76)	—	—

Balance as of and Activity for the year ended Dec. 31, 2006	$557	$332	$(14)	$28

The fair value of the equity forward instrument is included as an other current asset as of Dec. 31, 2006 and 2005 in the accompanying balance sheet. Payments under the fixed payment schedule require annual payments that are due each June. The current portion of the asbestos settlement liability included in the accompanying balance sheet as of Dec. 31, 2006, consists of all such payments required through June 2007, the fair value of PPG’s common stock and legal fees and expenses. The amount due June 30, 2008, of $28 million and the net present value of the remaining payments is included in the long- term asbestos settlement liability in the accompanying balance sheet. For 2007 accretion expense associated with the asbestos liability will be approximately $5 million per quarter.

Because the filing of asbestos claims against the Company has been enjoined since April 2000, a significant number of additional claims may be filed against the Company if the Bankruptcy Court stay were to expire. If the PPG Settlement Arrangement (or any potential modification of that arrangement) is not implemented, for any reason, and the Bankruptcy Court stay expires, the Company intends to vigorously defend the pending and any future asbestos claims against it and its subsidiaries. The Company believes that it is not responsible for any injuries caused by PC products, which represent the preponderance of the pending bodily injury claims against it. Prior to 2000, PPG had never been found liable for any such claims, in numerous cases PPG had been dismissed on motions prior to trial, and aggregate settlements by PPG to date have been immaterial. In Jan. 2000, in a trial in a state court in Texas involving six plaintiffs, the jury found PPG not liable. However, a week later in a separate trial also in a state court in Texas, another jury found PPG, for the first time, partly responsible for injuries to five plaintiffs alleged to be caused by PC products. PPG intends to appeal the adverse verdict in the event the settlement does not become effective. Although PPG has successfully defended asbestos claims brought against it in the past, in view of the number of claims, and the questionable verdicts and awards that other companies have experienced in asbestos litigation, the result of any future litigation of such claims is inherently unpredictable.

It is PPG’s policy to accrue expenses for environmental contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Reserves for environmental contingencies are exclusive of claims against third parties and are generally not discounted. As of Dec. 31, 2006 and 2005, PPG had reserves for environmental contingencies totaling $282 million and $94 million, respectively, of which $65 million and $29 million, respectively, were classified as current liabilities. Pretax charges against income for environmental remediation costs in 2006, 2005 and 2004 totaled $207 million, $27 million and $15 million, respectively, and are included in “Other charges” in the accompanying statement of income. Cash outlays related to such environmental remediation aggregated $22 million, $14 million and $26 million in 2006, 2005 and 2004, respectively.

Management anticipates that the resolution of the Company’s environmental contingencies will occur over an extended period of time. Over the 15 years prior to 2006, the pretax charges against income ranged between $10 million and $49 million per year. Consistent with our previous disclosure, charges for estimated environmental

56	2006 PPG ANNUAL REPORT AND FORM 10-K

Notes to the Financial Statements

remediation costs in 2006 were significantly higher than our historical range as a result of our continuing efforts to analyze and assess the environmental issues associated with a former chromium manufacturing plant site located in Jersey City, NJ and at the Calcasieu River Estuary located near our Lake Charles, LA chlor-alkali plant, which efforts resulted in a pre-tax charge of $173 million in the third quarter of 2006 for the estimated costs of remediating these sites, which is included in “Other charges” in the accompanying statement of income. We anticipate that charges against income in 2007 for environmental remediation costs will be within the prior historical range. We expect cash outlays for environmental remediation costs to be approximately $65 million in 2007 and to range from $50 million to $70 million annually through 2011. It is possible, however, that technological, regulatory and enforcement developments, the results of environmental studies and other factors could alter these expectations. In management’s opinion, the Company operates in an environmentally sound manner and the outcome of the Company’s environmental contingencies will not have a material effect on PPG’s financial position or liquidity; however, any such outcome may be material to the results of operation of any particular period in which costs, if any, are recognized.

In New Jersey, PPG continues to perform its obligations under an Administrative Consent Order (“ACO”) with the New Jersey Department of Environmental Protection (“NJDEP”). Since 1990, PPG has remediated 47 of 61 residential and nonresidential sites under the ACO. The most significant of the remaining sites is the former chromium manufacturing location in Jersey City. The Company submitted a feasibility study work plan to the NJDEP in October 2006 that includes certain interim remedial measures for the former chromium manufacturing location and the available remediation technology alternatives for the site. Under the feasibility study work plan, remedial alternatives which will be assessed include, but are not limited to, soil excavation and offsite disposal in a licensed disposal facility, insitu chemical stabilization of soil and groundwater, and insitu solidification of soils. A feasibility study is expected to be completed in late 2007 or 2008. PPG has recently proposed excavation and offsite disposal of impacted soils as the preferred remedial alternative for one other of the remaining sites under the ACO. This proposal has been submitted to the NJDEP for approval. In addition, investigation activities are ongoing for an additional six sites covered by the ACO with completion expected in 2007. Investigation activities have not yet begun for the remaining six sites covered by the ACO, but we believe the results of the study at the former chromium manufacturing location will also provide us with relevant information concerning remediation alternatives at these 12 sites. The principal contaminant of concern is hexavalent chromium. Based on current estimates, at least 500,000 tons of soil may be potentially impacted for all remaining sites.

As a result of the extensive analysis undertaken in connection with the preparation and submission of the feasibility study work plan for the former chromium manufacturing location, the Company recorded a pretax charge of $165 million in the third quarter 2006, which is included in “Other charges” in the accompanying statement of income. This charge included estimated costs for remediation at all remaining ACO sites, including the former manufacturing site, and for the resolution of litigation filed by NJDEP as discussed below. In May 2005, the NJDEP filed a complaint against PPG and two other former chromium producers seeking to hold the parties responsible for a further 53 sites where the source of chromium contamination is not known and to recover costs incurred by the agency in connection with its response activities at certain of those sites. This case is in discovery with ongoing mediation to resolve the allocation of these additional sites among the three companies. As of Dec. 31, 2006 and 2005, PPG had reserves of $198 million and $18 million, respectively, for environmental contingencies associated with all New Jersey sites.

Multiple future events, such as feasibility studies, remedy selection, remedy design and remedy implementation involving agency action or approvals will be required, and considerable uncertainty exists regarding the timing of these future events for the remaining 14 sites covered by the ACO. Final resolution of these events is expected to occur over an extended period of time. However, based on current information it is expected that feasibility study approval and remedy selection could occur during 2007 to 2008 for the former chromium plant and six adjacent sites, while remedy design and approval could occur during 2008 to 2009, and remedy implementation could occur during 2009 to 2013, with some period of long-term monitoring for remedy effectiveness to follow. One other site is expected to be remediated during 2007 to 2008. Activities at six other sites have not yet begun and the timing of future events related to these sites cannot be predicted at this time. Based on current information, we expect cash outlays related to remediation efforts in New Jersey to range from $30 million to $55 million annually from 2007 through 2011.

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

2006 PPG ANNUAL REPORT AND FORM 10-K	57

Notes to the Financial Statements

(“LDEQ”). A report describing the process by which preliminary remedial action goals will be determined was submitted on March 1, 2005 and approved by LDEQ on Aug. 10, 2005. PPG’s exposure with respect to the Calcasieu Estuary is focused on the lower few miles of Bayou d’Inde, a small tributary to the Calcasieu Estuary near PPG’s Lake Charles facility, and about 150 to 200 acres of adjacent marshes. The Company and three other potentially responsible parties submitted a draft remediation feasibility study report to the LDEQ in October 2006 following completion of the feasibility study and an evaluation of its findings. The proposed remedial alternatives include sediment dredging, sediment capping, and biomonitoring of fish and shellfish. Principal contaminants of concern which may require remediation include various metals, dioxins and furans, and polychlorinated biphenyls. As a result of the analysis undertaken in connection with the preparation and submission of the draft feasibility study, PPG recorded a pretax charge of $8 million in the third quarter of 2006 for its estimated share of the remediation costs at this site, which is included in “Other charges” in the accompanying statement of income.

Multiple future events, such as feasibility studies, remedy selection, remedy design and remedy implementation involving agency action or approvals will be required and considerable uncertainty exists regarding the timing of these future events. Final resolution of these events is expected to occur over an extended period of time. However, based on currently available information it is expected that feasibility study approval and remedy selection could occur in 2007 or 2008, remedy design and approval could occur during 2008, and remedy implementation could occur during 2008 to 2011 with some period of long-term monitoring for remedy effectiveness to follow.

The principal elements of the charges for remediating the New Jersey and Calcasieu Estuary sites are based on competitively derived or readily available remediation industry cost data for representative remedial options (e.g. excavation, insitu stabilization/solidification, etc.) to be evaluated for the New Jersey sites and the remedial alternatives proposed to LDEQ for the Calcasieu Estuary. Major cost components include transportation and disposal of excavated soil and/or soil treatment costs for the New Jersey sites and sediment capping and dredging costs for the Calcasieu Estuary site. The charges we recorded are exclusive of any third party indemnification, as we believe the likelihood of receiving any such amounts to be remote.

In addition to the amounts currently reserved, the Company may be subject to loss contingencies related to environmental matters estimated to be as much as $200 million to $300 million, which range has been revised since Dec. 31, 2005 to reflect the impact of the submission of a feasibility study work plan for the former chromium manufacturing plant site located in Jersey City, NJ and of the draft remediation feasibility study for the Calcasieu River Estuary, which included the pretax charge of $173 million recorded in the third quarter of 2006 for the estimated costs of remediating these sites as more fully described above. Such unreserved losses are reasonably possible but are not currently considered to be probable of occurrence. This range of reasonably possible unreserved loss relates to environmental matters at a number of sites; however, about 40% of this range relates to the former chromium manufacturing plant site in Jersey City, NJ, and about 30% relates to three operating PPG plant sites in our chemicals businesses. The loss contingencies related to these sites include significant unresolved issues such as the nature and extent of contamination at these sites and the methods that may have to be employed to remediate them.

Initial remedial actions are occurring at the three operating plant sites in our chemicals businesses. Studies to determine the nature of the contamination are reaching completion and the need for additional remedial actions, if any, is presently being evaluated.

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

In June 2003, our partner in a fiber glass joint venture in Venezuela filed for bankruptcy. Upon resolution of the bankruptcy proceedings, the partner’s ownership interest may transfer to one of its senior secured creditors or be sold. While PPG expects operations at the joint venture to continue, the Company continues to evaluate its options with respect to this venture, which may include the sale or liquidation of the venture. PPG’s exposure to loss would be limited to $10 million, which includes a combination of the Company’s investment, and outstanding receivables related to this venture.

58	2006 PPG ANNUAL REPORT AND FORM 10-K

Notes to the Financial Statements

15. Shareholders’ Equity

A class of 10 million shares of preferred stock, without par value, is authorized but unissued. Common stock has a par value of $1.66 2/3 per share; 600 million shares are authorized.

The following table summarizes the shares outstanding for the three years ended Dec. 31, 2006:

	Common Stock	Treasury Stock	ESOP Shares	Shares Outstanding
Balance, Jan. 1, 2004	290,573,068	(119,508,553)	(137,876)	170,926,639
Purchases	—	(1,507,400)	—	(1,507,400)
Issuances/releases	—	2,577,392	5,164	2,582,556
Balance, Dec. 31, 2004	290,573,068	(118,438,561)	(132,712)	172,001,795
Purchases	—	(9,401,300)	—	(9,401,300)
Issuances/releases	—	2,669,955	6,840	2,676,795
Balance, Dec. 31, 2005	290,573,068	(125,169,906)	(125,872)	165,277,290
Purchases	—	(2,343,215)	—	(2,343,215)
Issuances/releases	—	1,139,214	8,464	1,147,678
Balance, Dec. 31, 2006	290,573,068	(126,373,907)	(117,408)	164,081,753

ESOP shares represent the unreleased new shares held by the ESOP that are not considered outstanding under SOP 93-6 (see Notes 1 and 17). The number of ESOP shares changes as a result of the purchases of new shares and releases of shares to participant accounts by the ESOP.

PPG has a Shareholders’ Rights Plan, under which each share of the Company’s outstanding common stock has an associated preferred share purchase right. The rights are exercisable only under certain circumstances and allow holders of such rights to purchase common stock of PPG or an acquiring company at a discounted price, which would generally be 50% of the respective stocks’ then current fair market value.

Per share cash dividends paid were $1.91 in 2006, $1.86 in 2005 and $1.79 in 2004.

16. Accumulated Other Comprehensive Loss

(Millions)	Unrealized Currency Translation Adjustment	Pension and Other Postretirement Benefit Adjustments	Unrealized Gain (Loss) on Marketable Securities	Unrealized (Loss) Gain on Derivatives	Accumulated Other Comprehensive (Loss) Income
Balance,
Jan. 1, 2004	$(12)	$(628)	$2	$(4)	$(642)
Net change	180	33	(3)	(3)	207
Balance,
Dec. 31, 2004	168	(595)	(1)	(7)	(435)
Net change	(215)	(173)	1	3	(384)
Balance,
Dec. 31, 2005	(47)	(768)	—	(4)	(819)
Net change	179	(335)	3	(13)	(166)
Balance,
Dec. 31, 2006	$132	$(1,103)	$3	$(17)	$(985)

Unrealized currency translation adjustments exclude income tax expense (benefit) given that the earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time. The tax benefit (cost) related to the adjustment for pension and other postretirement benefits for the years ended Dec. 31, 2006, 2005 and 2004 was $197 million, $107 million and $(21) million, respectively. The cumulative tax benefit related to the adjustment for pension and other postretirement benefits at Dec. 31, 2006 and 2005 was $656 million and $459 million, respectively. The tax (cost) benefit related to the change in the unrealized gain (loss) on marketable securities for the years ended Dec. 31, 2006, 2005 and 2004 was $(2) million, $(0.4) million and $2 million, respectively. The tax benefit (cost) related to change in the unrealized (loss) gain on derivatives for the years ended Dec. 31, 2006, 2005 and 2004 was $9 million, $(2) million and $2 million, respectively.

17. Employee Stock Ownership Plan

Our ESOP covers substantially all U.S. employees. The Company makes matching contributions to the ESOP based upon participants’ savings, subject to certain limitations. The matching percentages for 2006, 2005 and 2004 were based upon our return on average capital for the previous year.

Compensation expense related to the ESOP for 2006, 2005 and 2004 totaled $15 million, $17 million and $11 million, respectively. Cash contributions to the ESOP for 2006, 2005 and 2004 totaled $16 million, $19 million and $13 million, respectively. Interest expense totaled $2 million for 2006 and $3 million for 2005 and 2004, respectively. The tax deductible dividends on PPG shares held by the ESOP were $33 million, $34 million and $36 million for 2006, 2005 and 2004, respectively.

Shares held by the ESOP as of Dec. 31, 2006 and 2005, are as follows:

	2006		2005
	Old Shares	New Shares	Old Shares	New Shares
Allocated shares	12,823,689	3,857,038	12,407,060	3,848,574

Unreleased shares	576,645	117,408	993,274	125,872

Total	13,400,334	3,974,446	13,400,334	3,974,446

The fair value of unreleased new ESOP shares was $8 million as of Dec. 31, 2006, and $7 million as of Dec. 31, 2005. The average cost of the unreleased old ESOP shares was $21 per share.

18. Other Earnings

(Millions)	2006	2005	2004
Interest income	$14	$13	$12

Royalty income	44	38	40

Share of net earnings of equity affiliates (See Note 5)	34	14	21

Other	50	47	58

Total	$142	$112	$131

2006 PPG ANNUAL REPORT AND FORM 10-K	59

Notes to the Financial Statements

19. Stock-Based Compensation

The Company’s stock-based compensation includes stock options, restricted stock units (“RSUs”) and annual grants of contingent shares that are earned based on achieving targeted levels of total shareholder return. On April 20, 2006, the PPG Industries, Inc. Omnibus Incentive Plan (“PPG Omnibus Plan”) was approved by shareholders of the Company. The PPG Omnibus Plan consolidated into one plan several of the Company’s previously existing compensatory plans providing for equity-based and cash incentive awards to certain of the Company’s employees and directors. Effective Apr. 20, 2006, all grants of stock options, RSUs and contingent shares are made under the PPG Omnibus Plan. The provisions of the PPG Omnibus Plan do not modify the terms of awards that were granted under the Company’s previously existing compensatory plans. Shares available for future grants under the PPG Omnibus Plan were 9,997,162 as of Dec. 31, 2006.

Total stock-based compensation cost was $34 million, $75 million, and $89 million in 2006, 2005 and 2004, respectively. Stock-based compensation cost for 2005 and 2004 includes $50 million and $68 million, respectively, for amounts paid under the Company’s incentive compensation and management award plans, which allowed for payment partially in PPG common stock in 2005 and 2004. These plans no longer allow for payment in PPG common stock, and therefore are not included in the amount of total stock-based compensation cost in 2006. The total income tax benefit recognized in the income statement related to the stock-based compensation was $12 million, $29 million and $34 million in 2006, 2005 and 2004, respectively.

Stock Options

PPG has outstanding stock option awards that have been granted under two stock option plans, the PPG Industries, Inc. Stock Plan (“PPG Stock Plan”) and the PPG Industries, Inc. Challenge 2000 Stock Plan (“PPG Challenge 2000 Stock Plan”). Under the PPG Stock Plan, certain employees of the Company have been granted options to purchase shares of common stock at prices equal to the fair market value of the shares on the date the options were granted. The options are generally exercisable beginning from six to 48 months after being granted and have a maximum term of 10 years. Upon exercise of a stock option, shares of Company stock are issued from treasury stock. The PPG Stock Plan includes a restored option provision for options granted prior to Jan. 1, 2003 that allows an optionee to exercise options and satisfy the option price by certifying ownership of mature shares of PPG common stock with equivalent market value.

On July 1, 1998, under the PPG Challenge 2000 Stock Plan, the Company granted to substantially all active employees of the Company and its majority owned subsidiaries the option to purchase 100 shares of common stock at its then fair market value of $70 per share. The options became exercisable on July 1, 2003 and expire on June 30, 2008.

The fair value of stock options issued to employees is measured on the date of grant and is recognized as expense over the requisite service period. However, the awards provide that an individual who retires from PPG automatically vests in any award that has been outstanding for more than 12 months. As such, compensation cost related to grants to participants who are eligible to retire as of the date of the grant is recognized over a period of 12 months, as this represents the effective vesting period. PPG estimates the fair value of stock options using the Black-Scholes option pricing model. The risk-free interest rate is determined by using the U.S. Treasury yield curve at the date of the grant and using a maturity equal to the expected life of the option. The expected life of options is calculated using the average of the vesting term and the maximum term, as prescribed by SEC Staff Accounting Bulletin No. 107, “Share-Based Payment”. The expected dividend yield and volatility are based on historical stock prices and dividend amounts over past time periods equal in length to the expected life of the options. The fair value of each grant was calculated with the following weighted average assumptions:

	2006	2005	2004
Risk free interest rate	4.7%	3.8%	3.2%
Expected life of option in years	5.3	4.3	4.6
Expected dividend yield	3.1%	3.1%	3.2%
Expected volatility	24.1%	26.3%	30.5%

The weighted average fair value of options granted was $12.91 per share, $12.57 per share, and $13.26 per share for the years ended Dec. 31, 2006, 2005, and 2004, respectively.

A summary of stock options outstanding and exercisable and activity for the year ended Dec. 31, 2006 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Intrinsic Value (in millions)
Outstanding, Jan. 1, 2006	11,738,018	59.91	4.8	$31
Granted	1,229,482	62.52
Exercised	(1,568,589)	55.73
Forfeited/Expired	(437,662)	65.82
Outstanding, Dec. 31, 2006	10,961,249	60.57	4.4	$62

Exercisable, Dec. 31, 2006	7,650,656	59.86	3.0	$49

At Dec. 31, 2006, there was $12 million of total unrecognized compensation cost related to outstanding stock options that have not yet vested. This cost is

60	2006 PPG ANNUAL REPORT AND FORM 10-K

Notes to the Financial Statements

expected to be recognized as expense over a weighted average period of 1.4 years.

The following table presents stock option activity for the years ended Dec. 31, 2006, 2005 and 2004:

(Millions)	2006	2005	2004
Total intrinsic value of stock options exercised	$16	$42	$29
Cash received from stock option exercises	55	138	121
Income tax benefit from the exercise of stock options	6	16	10
Total fair value of stock options vested	4	11	7

Restricted Stock Units

Beginning in 2005, comparable long-term incentive value has been delivered to selected key management employees by reducing reliance on stock options and incorporating RSUs, which have either time or performance-based vesting features. The fair value of an RSU is equal to the market value of a share of stock on the date of grant. Time-based RSUs vest over the three-year period following the date of grant, unless forfeited, and will be paid out in the form of stock, cash or a combination of both at the end of the three-year vesting period. Performance-based RSUs vest based on achieving specific annual performance targets for earnings per share growth and cash flow return on capital over the three-year period following the date of grant. Unless forfeited, the performance-based RSUs will be paid out in the form of stock, cash or a combination of both at the end of the three-year vesting period if PPG meets the performance targets. The actual award for performance-based vesting may range from 0% to 150% of the original grant, as 50% of the grant vests in each year that targets are met during the three-year period. If the designated performance targets are not met in any of the three years in an award period, no payout will be made on the performance-based RSUs. Compensation cost is generally recognized over the vesting period of the award. However, the awards provide that an individual who retires from PPG automatically vests in any award that has been outstanding for more than 12 months. As such, compensation cost related to grants to participants who are eligible to retire as of the date of the grant is recognized over a period of 12 months, as this represents the effective vesting period. For the purposes of expense recognition, we have assumed that the performance-based RSUs granted in 2005 and 2006 will vest at the 100% level. The performance targets for 2005 and 2006 were achieved.

The following table summarizes RSU activity under the long-term incentive plan for the year ended Dec. 31, 2006:

	Number of Shares	Weighted Average Fair Value	Intrinsic Value (in millions)
Outstanding, Jan. 1, 2006	236,100	$65.91	$14
Granted	250,623	$54.23
Forfeited	(11,335)	$57.76
Outstanding, Dec. 31, 2006	475,388	$59.95	$31

There was $12 million of total unrecognized compensation cost related to nonvested RSUs outstanding as of Dec. 31, 2006. This cost is expected to be recognized as expense over a weighted average period of 1.6 years.

Contingent Share Grants

The Company also provides grants of contingent shares that will be earned based on PPG total shareholder return over the three-year period following the date of grant. Contingent share grants (“TSR”) are made annually and are paid out at the end of each three-year period if the company achieves target performance. Performance is measured by determining the percentile rank of the total shareholder return of PPG Common Stock (stock price plus accumulated dividends) in relation to the total shareholder return of the S&P 500 and of the Basic Materials sector of the S&P 500. Compensation expense is recognized over the three-year award period based on fair value, giving consideration to the Company’s percentile rank of total shareholder return in relation to the S&P 500 and Basic Materials sector. The payment of awards following the three-year award period will be based on performance achieved in accordance with the scale set forth in the plan agreement and may range from 0% to 220% of the initial grant. A payout of 100% is earned if the target performance is achieved. Contingent share awards earn dividend equivalents during the three-year award period, which are credited to participants in the form of Common Stock Equivalents. Any payments made at the end of the award period may be in the form of stock, cash or a combination of both. The TSR awards qualify as liability awards, and expense will be recognized over the award period based on the fair value of the awards as remeasured in each reporting period until settlement of the awards.

As of Dec. 31, 2006, there was $3 million of total unrecognized compensation cost related to outstanding TSR awards based on the current estimate of fair value. This cost is expected to be recognized as expense over a weighted average period of 1.8 years.

20. Advertising Costs

Advertising costs are expensed as incurred and totaled $121 million, $105 million and $91 million in 2006, 2005 and 2004, respectively.

21. Research and Development

(Millions)	2006	2005	2004
Research and development – total	$334	$325	$321

Less depreciation on research facilities	16	16	18

Research and development – net	$318	$309	$303

2006 PPG ANNUAL REPORT AND FORM 10-K	61

Notes to the Financial Statements

22. Quarterly Financial Information (unaudited)

	Net Sales (Millions)	Cost of Sales(1) (Millions)	Net Income (Millions)	Earnings Per Common Share	Earnings Per Common Share – Assuming Dilution
2006 quarter ended

March 31	$2,638	$1,691	$184	$1.11	$1.11

June 30	2,824	1,747	280	1.69	1.68

September 30	2,802	1,791	90.54		.54

December 31	2,773	1,807	157.95		.94

Total	$11,037	$7,036	$711	$4.29	$4.27

2005 quarter ended

March 31	$2,493	$1,558	$95	$.55	$.55

June 30	2,656	1,650	231	1.35	1.34

September 30	2,547	1,614	157.93		.92

December 31	2,505	1,651	113.68		.68

Total	$10,201	$6,473	$596	$3.51	$3.49

(1)	Exclusive of depreciation and amortization.

23. Reportable Business Segment Information

Segment Organization and Products

PPG is a multinational manufacturer with fourteen operating segments that are organized based on our major products lines. These operating segments are also our reporting units for purposes of testing goodwill for impairment (see Note 1). The operating segments have been aggregated based on the nature of their products, production processes, end-use markets and methods of distribution into five reportable business segments. In 2006, we have changed the composition of our reportable business segment information to reflect management’s current view of our organization and to provide further clarity in our reporting of business performance. The reportable business segment information presented for 2005 and 2004 has been restated to conform to the 2006 presentation.

The Industrial Coatings reportable business segment is comprised of the automotive, industrial and packaging coatings operating segments. This reportable business segment primarily supplies a variety of protective and decorative coatings and finishes along with adhesives, sealants, inks and metal pretreatment products.

The Performance and Applied Coatings reportable business segment is comprised of the refinish, aerospace and architectural coatings operating segments. This reportable business segment primarily supplies a variety of protective and decorative coatings, sealants and finishes along with paint strippers, transparent armor, transparencies, stains and related chemicals that are used by customers in addition to our coatings, sealants and finishes.

The Optical and Specialty Materials reportable business segment is comprised of the optical products, silica and fine chemicals operating segments. The primary Optical and Specialty Materials products are Transitions® lenses, sunlenses, optical materials, polarized film, amorphous precipitated silica products, advanced pharmaceutical intermediates and bulk active ingredients. Transitions® lenses are processed and distributed by PPG’s 51%-owned joint venture with Essilor International.

The Commodity Chemicals reportable business segment is comprised of the chlor-alkali and derivatives operating segment. The primary chlor-alkali and derivative products are chlorine, caustic soda, vinyl chloride monomer, chlorinated solvents, chlorinated benzenes, calcium hypochlorite, ethylene dichloride and phosgene derivatives.

The Glass reportable business segment is comprised of the automotive OEM glass, automotive replacement glass and services, performance glazings and fiber glass operating segments. This reportable business segment primarily supplies flat glass, fabricated glass and continuous-strand fiber glass products.

Production facilities and markets for Industrial Coatings, Performance and Applied Coatings, Optical and Specialty Materials, Commodity Chemicals and Glass are predominantly in North America and Europe. Our reportable business segments continue to pursue opportunities to further develop markets in Asia, Eastern Europe and Latin America. Each of the reportable business segments in which PPG is engaged is highly competitive. However, the diversification of product lines and worldwide markets served tends to minimize the impact on PPG’s total sales and earnings from changes in demand in a particular market or in a particular geographic area.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The Company allocates resources to operating segments and evaluates the performance of operating segments based upon segment income, which is earnings before interest expense—net, income taxes and minority interest and which may exclude certain charges which are considered to be unusual or non-recurring. Legacy costs include current costs related to former operations of the Company, including certain environmental remediation, pension and other postretirement benefit costs, and certain charges for legal and other matters which are considered to be unusual or non-recurring. These legacy costs are excluded from the segment income that is used to evaluate the performance of the operating segments. A substantial portion of corporate administrative expenses is allocated to the operating segments. The portion not allocated to the operating segments primarily represents the cost of corporate legal cases, net of related insurance recoveries, a business process redesign project in Europe and certain insurance and employee benefit programs and is included in the amount presented as Corporate loss. Net periodic pension expense is allocated to the operating segments.

For Optical and Specialty Materials, Commodity Chemicals and Glass, intersegment sales and transfers are recorded at selling prices that approximate market prices. Product movement between Industrial Coatings and Performance and Applied Coatings is very limited, is accounted for as an inventory transfer and is recorded at cost plus a mark-up, the impact of which is not significant to the segment income of the two coatings reportable business segments.

62	2006 PPG ANNUAL REPORT AND FORM 10-K

Notes to the Financial Statements

(Millions) Reportable Business Segments	Industrial Coatings	Performance and Applied Coatings	Optical and Specialty Materials(1)	Commodity Chemicals(2)	Glass	Corporate / Eliminations(3)	Consolidated Totals
2006
Net sales to external customers	$3,236	$3,088	$1,001	$1,483	$2,229	$—	$11,037
Intersegment net sales	—	3	4	8	1	(16)	—
Total net sales	$3,236	$3,091	$1,005	$1,491	$2,230	$(16)	$11,037
Segment income (loss)	$349	$514	$223	$285	$148	$(92)	$1,427
Restructuring (see Note 7)							(37)
Legacy costs(4)							(199)
Asbestos settlement – net (see Note 14)							(28)
Interest – Net							(69)
Unallocated stock based compensation (See Note 19)(5)							(34)
Income before income taxes and minority interest							$1,060
Depreciation and amortization (see Note 1)	$87	$84	$40	$43	$105	$21	$380
Share of net earnings of equity affiliates	9	—	—	—	25	—	34
Segment assets(6)	2,216	3,297	661	609	1,577	1,661	10,021
Investment in equity affiliates	16	—	—	5	155	15	191
Expenditures for property	116	128	63	63	67	29	466

2005
Net sales to external customers	$2,921	$2,668	$867	$1,531	$2,214	$—	$10,201
Intersegment net sales	—	3	3	6	2	(14)	—
Total net sales	$2,921	$2,671	$870	$1,537	$2,216	$(14)	$10,201
Segment income (loss)	$284	$464	$158	$313	$123	$(54)	$1,288
Legacy costs(4)							(226)
Asbestos settlement – net (see Note 14)							(22)
Interest – Net							(68)
Unallocated stock based compensation (See Note 19)(5)							(25)
Income before income taxes and minority interest							$947
Depreciation and amortization (see Note 1)	$82	$76	$38	$44	$109	$23	$372
Share of net earnings (loss) of equity affiliates	9	—	—	(8)	13	—	14
Segment assets(6)	1,906	2,649	501	580	1,546	1,499	8,681
Investment in equity affiliates	38	1	—	6	117	15	177
Expenditures for property	52	51	32	32	94	19	280

2004
Net sales to external customers	$2,818	$2,478	$805	$1,229	$2,183	$—	$9,513
Intersegment net sales	—	1	2	14	3	(20)	—
Total net sales	$2,818	$2,479	$807	$1,243	$2,186	$(20)	$9,513
Segment income (loss)	$338	$451	$186	$113	$166	$(43)	$1,211
Legacy costs(4)							(17)
Asbestos settlement – net (see Note 14)							(32)
Interest – Net							(78)
Unallocated stock based compensation (See Note 19)(5)							(21)
Income before income taxes and minority interest							$1,063
Depreciation and amortization (see Note 1)	$80	$79	$37	$47	$120	$25	$388
Share of net earnings (loss) of equity affiliates	5	—	—	(6)	22	—	21
Segment assets(6)	1,920	2,687	517	611	1,554	1,643	8,932
Investment in equity affiliates	26	4	—	2	124	15	171
Expenditures for property	47	47	28	36	56	17	231

(continued on next page)

2006 PPG ANNUAL REPORT AND FORM 10-K	63

Notes to the Financial Statements

(continued)

(Millions)
Geographic Information	2006	2005	2004

Net sales(7)
The Americas

United States	$6,878	$6,562	$6,029

Other Americas	983	949	907

Europe	2,347	2,090	2,050

Asia	829	600	527

Total	$11,037	$10,201	$9,513

Segment income
The Americas

United States(8)	$1,077	$994	$858

Other Americas	72	38	69

Europe(9)	225	195	216

Asia	145	115	111

Total	$1,519	$1,342	$1,254

Property—net
The Americas

United States	$1,461	$1,449	$1,518

Other Americas	185	197	209

Europe	577	507	613

Asia	273	151	131

Total	$2,496	$2,304	$2,471

(1)	Optical and Specialty Materials 2005 segment income includes a pretax charge of $27 million related to the impairment of certain assets in the fine chemicals operating segment.
(2)	Commodity Chemicals segment income includes pretax earnings of $10 million from an insurance recovery in 2006 and pretax charges of $29 million due to direct costs of hurricanes in 2005.
(3)	Corporate intersegment net sales represent intersegment net sales eliminations. Corporate income (loss) represents unallocated corporate income and expenses. Corporate loss for 2006 increased as compared to 2005 in part due to higher compensation, medical, pension and legal costs and a reduction in the amount of insurance recoveries.
(4)	Legacy costs include current costs related to former operations of the Company, including certain environmental remediation, pension and other postretirement benefit costs and certain charges which are considered to be unusual or non-recurring. In 2006, these costs include environmental remediation costs at sites related to our former chromium manufacturing facility and related sites in Jersey City, NJ of $185 million, a charge for the settlement of the federal refinish antitrust case of $23 million, and insurance recoveries related to the Marvin litigation settlement of $33 million. In 2005, these costs included charges of $132 million for the Marvin litigation settlement, net of insurance recoveries, and $61 million for the settlement of the federal glass class action antitrust case.
(5)	Unallocated stock based compensation includes the cost of stock options, restricted stock units and contingent share grants which are not allocated to the operating segments.
(6)	Segment assets are the total assets used in the operation of each segment. Corporate assets are principally cash and cash equivalents and deferred tax assets.
(7)	Net sales to external customers are attributed to individual countries based upon the location of the operating unit shipping the product.
(8)	Includes pretax earnings of $11 million for insurance recoveries in 2006 and pretax charges of $34 million due to direct costs of hurricanes and $24 million related to the impairment of certain assets in the fine chemicals operating segment in 2005.
(9)	Includes pretax charges of $3 million related to the impairment of certain assets in the fine chemicals operating segment in 2005.

64	2006 PPG ANNUAL REPORT AND FORM 10-K

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9a. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Based on their evaluation as of the end of the period covered by this Form 10-K, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Changes in internal control.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

See Management Report on page 33 for management’s annual report on internal control over financial reporting. See Report of Independent Registered Public Accounting Firm on page 32 for Deloitte & Touche LLP’s attestation report on management’s assessment of internal control over financial reporting.

Item 9b. Other Information

On Dec. 13, 2006, the Officers-Directors Compensation Committee of the Company’s Board of Directors approved and adopted certain administrative and other technical amendments to the PPG Industries, Inc. Deferred Compensation Plan and the PPG Industries, Inc. Nonqualified Retirement Plan, the primary purpose of which was to conform these plans to the requirements of Section 409A of the Internal Revenue Code. Each of the foregoing plans are filed as Exhibits to this Form 10-K and are incorporated herein by reference in their entirety.

Part III

Item 10. Directors and Executive Officers of the Registrant

The information required by Item 10 and not otherwise set forth below is contained under the caption “Proposal 1: To Elect Three Directors” in our definitive Proxy Statement for our 2007 Annual Meeting of Shareholders (the “Proxy Statement”) which we anticipate filing with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the Company’s fiscal year, and is incorporated herein by reference.

The executive officers of the Company are elected by the Board of Directors. The information required by this item concerning our executive officers is incorporated by reference herein from Part I of this report under the caption “Executive Officers of the Company.”

The information required by Item 405 of Regulation S-K is included in the Proxy Statement under the caption “Other Information – Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

The Board of Directors has determined that three members of the Audit Committee, including the Chair of the Audit Committee, Michele J. Hooper, are “audit committee financial experts” within the meaning of Item 407(d)(5) of Regulation S-K.

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

Item 11. Executive Compensation

The information required by Item 11 is contained in the Proxy Statement under the captions “Compensation Discussion and Analysis,” “Compensation of Executive Officers,” “Corporate Governance – Compensation Committee Interlocks and Insider Participation,” and “Corporate Governance – Officers – Directors Compensation Committee Report to Shareholders” and is incorporated herein by reference.

2006 PPG ANNUAL REPORT AND FORM 10-K	65

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is contained in the Proxy Statement under the captions “Other Information – Beneficial Ownership Table” and in Part II, Item 5 of this report under the caption “Equity Plan Compensation Information” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information required by Item 13 is contained in the Proxy Statement under the captions “Corporate Governance – Director Independence” and “Corporate Governance – Certain Relationships and Related Transactions” and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 is contained in the Proxy Statement under the caption “Proposal 2: To Endorse Deloitte & Touche LLP as our Independent Registered Public Accounting Firm for 2007” and is incorporated herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements and Reports of Independent Registered Public Accounting Firm (see Part II, Item 8 of this Form 10-K).

The following information is filed as part of this Form 10-K:

(b)	Financial Statement Schedule for years ended December 31, 2006, 2005 and 2004.

The following should be read in conjunction with the previously referenced financial statements:

Schedule II – Valuation and Qualifying Accounts

For the Years Ended December 31, 2006, 2005 and 2004

(Millions)	Balance at Beginning of Year	Charged to Costs and Expenses	Other Additions(1)	Deductions(2)	Balance at End of Year
Allowance for doubtful accounts:
2006	$39	$15	$7	$(13)	$48

2005	$39	$24	$—	$(24)	$39

2004	$45	$9	$—	$(15)	$39

(1)	Allowance for notes and accounts receivable relating to acquisitions.
(2)	Notes and accounts receivable written off as uncollectible, net of recoveries, and changes attributable to foreign currency translation.

All other schedules are omitted because they are not applicable.

66	2006 PPG ANNUAL REPORT AND FORM 10-K

(c)	Exhibits. The following exhibits are filed as a part of, or incorporated by reference into, this Form 10-K.
3	PPG Industries, Inc. Restated Articles of Incorporation, as amended, were filed as Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1995.
3.1	Statement with Respect to Shares, amending the Restated Articles of Incorporation effective April 21, 1998, was filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the period ended Dec. 31, 1998.
3.2	PPG Industries, Inc. Bylaws, as amended and restated on July 20, 2006, were filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated July 20, 2006.
4	Rights Agreement, dated as of Feb. 19, 1998, was filed as Exhibit 4 to the Registrant’s Current Report on Form 8-K dated Feb. 19, 1998.
4.1	Indenture, dated as of Aug. 1, 1982, was filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated Jan. 16, 1998.
4.2	First Supplemental Indenture, dated as of April 1, 1986, was filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated Jan. 16, 1998.
4.3	Second Supplemental Indenture, dated as of Oct. 1, 1989, was filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated Jan. 16, 1998.
4.4	Third Supplemental Indenture, dated as of Nov. 1, 1995, was filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated Jan. 16, 1998.
4.5	Indenture, dated as of June 24, 2005, was filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 20, 2005.
†*10	PPG Industries, Inc. Nonqualified Retirement Plan, as amended and restated December 13, 2006.
*10.1	PPG Industries, Inc. Supplemental Executive Retirement Plan II, as amended, was filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended Sept. 30, 1995.
*10.2	Form of Change in Control Employment Agreement was filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the period ended Sept. 30, 1995.
*10.3	PPG Industries, Inc. Directors’ Common Stock Plan, as amended Feb. 20, 2002, was filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003.
*10.4	PPG Industries, Inc. Deferred Compensation Plan for Directors, as amended Feb. 15, 2006 was filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.
†*10.5	PPG Industries, Inc. Deferred Compensation Plan, as amended and restated December 13, 2006.
*10.6	PPG Industries, Inc. Executive Officers’ Long Term Incentive Plan was filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated Feb. 16, 2005.
*10.7	PPG Industries, Inc. Long Term Incentive Plan for Key Employees was filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated Feb. 16, 2005.
*10.8	Form of TSR Share Award Agreement was filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated Feb. 16, 2005.
*10.9	Form of Restricted Stock Unit Award Agreement was filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated Feb. 15, 2005.
*10.10	PPG Industries, Inc. Executive Officers’ Annual Incentive Compensation Plan, as amended effective Feb. 18, 2004, was filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the period ended Dec. 31, 2003.
*10.11	PPG Industries, Inc. Incentive Compensation and Deferred Income Plan for Key Employees, as amended Feb. 15, 2006, was filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2005.
*10.12	PPG Industries, Inc. Management Award and Deferred Income Plan was filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the period ended Dec. 31, 2002.
*10.13	PPG Industries, Inc. Stock Plan, dated as of April 17, 1997, as amended July 20, 2005, was filed as Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the period ended Sept. 30, 2005.
*10.14	Form of Non-Qualified Option Agreement was filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated Feb. 15, 2005.
*10.15	Form of Non-Qualified Option Agreement for Directors was filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated Feb. 15, 2005.
*10.16	Summary of Non-Employee Director Compensation and Benefits was filed as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2005.
*10.17	PPG Industries, Inc. Challenge 2000 Stock Plan was filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003.
*10.18	PPG Industries, Inc. Omnibus Incentive Plan was filed as Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.
†12	Computation of Ratio of Earnings to Fixed Charges for the Five Years Ended December 31, 2006.
†21	Subsidiaries of the Registrant.
†23	Consent of Independent Registered Public Accounting Firm.
†24	Powers of Attorney.
†31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†99.1	Market Information, Dividends and Holders of Common Stock.
†99.2	Selected Financial Data for the Five Years Ended December 31, 2006.

† Filed herewith.

*	Management contracts, compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 601 of Regulation S-K.

2006 PPG ANNUAL REPORT AND FORM 10-K	67

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 21, 2007.

PPG INDUSTRIES, INC. (Registrant)

By	/s/ William H. Hernandez
W. H. Hernandez, Senior Vice President, Finance

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on February 21, 2007.

Signature.	Capacity

/s/ Charles E. Bunch C. E. Bunch	Director, Chairman of the Board and Chief Executive Officer

/s/ William H. Hernandez W. H. Hernandez	Senior Vice President, Finance (Principal Financial and Accounting Officer)

J.G. Berges	Director	) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) )
E. B. Davis, Jr.	Director
H. Grant	Director
V. F. Haynes	Director
M. J. Hooper	Director		/s/ William H. Hernandez By W. H. Hernandez, Attorney-in-Fact
R. Mehrabian	Director
R. Ripp	Director
T. J. Usher	Director
D. R. Whitwam	Director

68	2006 PPG ANNUAL REPORT AND FORM 10-K

PPG Industries Inc. and Consolidated Subsidiaries

Index to Exhibits

Exhibits

3	PPG Industries, Inc. Restated Articles of Incorporation, as amended, were filed as Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1995.

3.1	Statement with Respect to Shares, amending the Restated Articles of Incorporation effective April 21, 1998, was filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the period ended Dec. 31, 1998.

3.2	PPG Industries, Inc. Bylaws, as amended and restated on July 20, 2006, were filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated July 20, 2006.

4	Rights Agreement, dated as of Feb. 19, 1998, was filed as Exhibit 4 to the Registrant’s Current Report on Form 8-K dated Feb. 19, 1998.

4.1	Indenture, dated as of Aug. 1, 1982, was filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated Jan. 16, 1998.

4.2	First Supplemental Indenture, dated as of April 1, 1986, was filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated Jan. 16, 1998.

4.3	Second Supplemental Indenture, dated as of Oct. 1, 1989, was filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated Jan. 16, 1998.

4.4	Third Supplemental Indenture, dated as of Nov. 1, 1995, was filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated Jan. 16, 1998.

4.5	Indenture, dated as of June 24, 2005, was filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 20, 2005.

†*10	PPG Industries, Inc. Nonqualified Retirement Plan, as amended and restated Dec. 13, 2006.

*10.1	PPG Industries, Inc. Supplemental Executive Retirement Plan II, as amended, was filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended Sept. 30, 1995.

*10.2	Form of Change in Control Employment Agreement was filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the period ended Sept. 30, 1995.

*10.3	PPG Industries, Inc. Directors’ Common Stock Plan, as amended Feb. 20, 2002, was filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003.

*10.4	PPG Industries, Inc. Deferred Compensation Plan for Directors, as amended Feb. 15, 2006, was filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.

†*10.5	PPG Industries, Inc. Deferred Compensation Plan, as amended and restated Dec. 13, 2006.

*10.6	PPG Industries, Inc. Executive Officers’ Long Term Incentive Plan was filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated Feb. 16, 2005.

*10.7	PPG Industries, Inc. Long Term Incentive Plan for Key Employees was filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated Feb. 16, 2005.

*10.8	Form of TSR Share Award Agreement was filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated Feb. 16, 2005.

*10.9	Form of Restricted Stock Unit Award Agreement was filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated Feb. 15, 2005.

*10.10	PPG Industries, Inc. Executive Officers’ Annual Incentive Compensation Plan, as amended effective Feb. 18, 2004, was filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the period ended Dec. 31, 2003.

*10.11	PPG Industries, Inc. Incentive Compensation and Deferred Income Plan for Key Employees, as amended Feb. 15, 2006, was filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2005.

*10.12	PPG Industries, Inc. Management Award and Deferred Income Plan was filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the period ended Dec. 31, 2002.

*10.13	PPG Industries, Inc. Stock Plan, dated as of April 17, 1997, as amended July 20, 2005, was filed as Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the period ended Sept. 30, 2005.

*10.14	Form of Non-Qualified Option Agreement was filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated Feb. 15, 2005.

*10.15	Form of Non-Qualified Option Agreement for Directors was filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated Feb. 15, 2005.

*10.16	Summary of Non-Employee Director Compensation and Benefits, was filed as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2006.

*10.17	PPG Industries, Inc. Challenge 2000 Stock Plan was filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003.

*10.18	PPG Industries, Inc. Omnibus Incentive Plan was filed as Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.

†12	Computation of Ratio of Earnings to Fixed Charges for the Five Years Ended December 31, 2006.

†21	Subsidiaries of the Registrant.

†23	Consent of Independent Registered Public Accounting Firm.

†24	Powers of Attorney.

†31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†99.1	Market Information, Dividends and Holders of Common Stock.

†99.2	Selected Financial Data for the Five Years Ended December 31, 2006.

†	Filed herewith.

*	Management contracts, compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 601 of Regulation S-K.