Form 10-Q
period 2007-03-31
PPG INDUSTRIES INC
filed 2007-04-30
CIK 79879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2007

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

Yes  ☐    No  ☒

As of March 31, 2007, 164,172,900 shares of the Registrant’s common stock, par value $1.66-2/3 per share, were outstanding.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Income (Unaudited)

(Millions, except per share amounts)

	Three Months Ended March 31
	2007	2006
Net sales	$2,917	$2,638
Cost of sales, exclusive of depreciation and amortization	1,885	1,691
Selling, general and administrative	538	460
Depreciation	87	82
Research and development	84	75
Interest	22	20
Amortization (Note 8)	14	9
Asbestos settlement – net (Note 16)	9	9
Business restructuring (Note 6)	—	35
Other charges	24	23
Other earnings	(26)	(35)

Income before income taxes and minority interest	280	269
Income tax expense	68	66
Minority interest	18	19

Net income	$194	$184

Earnings per common share (Note 4)	$1.18	$1.11

Earnings per common share - assuming dilution (Note 4)	$1.17	$1.11

Dividends per common share	$0.50	$0.47

The accompanying notes to the condensed consolidated financial statements are an integral part of this consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheet (Unaudited)

	March 31 2007	Dec. 31 2006
	(Millions)
Assets
Current assets:
Cash and cash equivalents	$182	$455
Receivables-net	2,434	2,168
Inventories (Note 7)	1,459	1,390
Other	654	579

Total current assets	4,729	4,592
Property (less accumulated depreciation of $5,933 million and $5,848 million)	2,512	2,496
Investments	356	352
Goodwill (Note 8)	1,447	1,396
Identifiable intangible assets (Note 8)	645	586
Other assets	656	599

Total	$10,345	$10,021

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt and current portion of long-term debt	$306	$140
Asbestos settlement (Note 16)	565	557
Accounts payable and accrued liabilities	2,078	2,090

Total current liabilities	2,949	2,787
Long-term debt	1,158	1,155
Asbestos settlement (Note 16)	338	332
Deferred income taxes	144	136
Other postretirement benefits	1,039	1,028
Other liabilities	1,116	1,201

Total liabilities	6,744	6,639

Commitments and contingent liabilities (Note 16)
Minority interest	165	148

Shareholders’ equity:
Common stock	484	484
Additional paid-in capital	442	408
Retained earnings (Note 2)	7,576	7,453
Treasury stock	(4,127)	(4,101)
Unearned compensation	(16)	(25)
Accumulated other comprehensive loss (Note 11)	(923)	(985)

Total shareholders’ equity	3,436	3,234

Total	$10,345	$10,021

The accompanying notes to the condensed consolidated financial statements are an integral part of this consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows (Unaudited)

	Three Months Ended March 31
	2007	2006
	(Millions)
Cash (used for) from operating activities	$(98)	$35

Investing activities:
Purchases of short-term investments	—	(101)
Proceeds from sales of short-term investments	—	101
Deposits held in escrow	(25)	—
Release of deposits held in escrow	—	67
Capital spending
Additions to property and long-term investments	(94)	(79)
Business acquisitions, net of cash balances acquired	(148)	(17)
Reductions of other property and investments	7	22

Cash used for investing activities	(260)	(7)

Financing activities:
Net change in borrowings with maturities of three months or less	183	(17)
Proceeds from other short-term debt	31	41
Repayment of other short-term debt	(41)	(33)
Repayment of long-term debt	(10)	(8)
Repayment of loans by employee stock ownership plan	9	5
Purchase of treasury stock	(56)	—
Issuance of treasury stock	50	8
Dividends paid	(82)	(78)

Cash from (used for) financing activities	84	(82)

Effect of currency exchange rate changes on cash and cash equivalents	1	4

Net decrease in cash and cash equivalents	(273)	(50)
Cash and cash equivalents, beginning of period	455	466

Cash and cash equivalents, end of period	$182	$416

The accompanying notes to the condensed consolidated financial statements are an integral part of this consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Financial Statements

The condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position of PPG Industries, Inc. and subsidiaries (the “Company” or “PPG”) as of March 31, 2007, and the results of their operations and their cash flows for the three months ended March 31, 2007 and 2006. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in PPG’s Annual Report on Form 10-K for the year ended December 31, 2006.

Certain amounts in the 2006 financial statements have been reclassified to be consistent with the 2007 presentation, including the information presented for our reportable business segments. These reclassifications had no impact on our previously reported net income, total assets, cash flows or shareholders’ equity.

The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.

2.	Newly Adopted Accounting Standards

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” as of January 1, 2007. As a result of the implementation of Interpretation 48, the Company reduced its liability for unrecognized tax benefits by $11 million, which was recorded as a direct increase in retained earnings. See Note 9, “Income Taxes” for additional information.

3.	Other New Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not increase the use of fair value measurement. SFAS No. 157 is effective for fiscal years beginning after Nov. 15, 2007. The Company is currently evaluating the impact of adopting this Statement; however, the adoption is not expected to have an effect on PPG’s consolidated results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting this Statement; however, the adoption is not expected to have an effect on PPG’s consolidated results of operations or financial position.

4.	Earnings Per Common Share

The following table presents the earnings per common share calculations for the three months ended March 31, 2007 and 2006.

	Three Months Ended March 31
(Millions, except per share amounts)	2007	2006
Earnings per common share
Net income	$194	$184
Weighted average common shares outstanding	164.6	165.4

Earnings per common share	$1.18	$1.11

Earnings per common share – assuming dilution
Net income	$194	$184
Weighted average common shares outstanding	164.6	165.4
Effect of dilutive securities:
Stock options	0.8	0.4
Other stock compensation plans	0.5	0.7

Potentially dilutive common shares	1.3	1.1

Adjusted weighted average common shares outstanding	165.9	166.5

Earnings per common share – assuming dilution	$1.17	$1.11

There were 4.2 million and 5.1 million outstanding stock options for the three months ended March 31, 2007 and 2006, respectively, that were excluded from the computation of diluted earnings per share due to their anitdilutive effect.

5.	Acquisitions

During the first quarter of 2007, the Company spent $148 million on acquisitions, including purchase price adjustments related to 2006 acquisitions. In January, the Company acquired the architectural and industrial coatings businesses of Renner Sayerlack, S.A., Gravatai, Brazil, to expand its coatings businesses in Latin America. The acquired business operates manufacturing plants in Brazil, Chile, and Uruguay and each plant also serves as a distribution center. The preliminary purchase price allocation resulted in an excess of purchase price over the fair value of net assets acquired, which has been reflected as an addition to goodwill.

In the first quarter 2006, the Company made several acquisitions at a cost totaling $17 million, the largest of which was the acquisition of certain assets of Independent Glass Distributors, a wholesale distributor of automotive replacement glass and related products based in Cedar Rapids, Iowa. The preliminary purchase price allocation resulted in an excess of purchase price over the fair value of net assets acquired, which was reflected as an addition to goodwill.

During the first quarter of 2007, purchase price allocation adjustments were made related to several 2006 acquisitions, as the Company refined the estimates of the fair value of the assets acquired and liabilities assumed. Further adjustments to the purchase price allocations for both 2006 and 2007 acquisitions are expected as the Company finalizes estimates related to acquired assets and liabilities, which adjustments are expected to be completed within twelve months of the dates of acquisition.

6.	Business Restructuring

During the first quarter of 2006, the Company finalized plans for certain actions to reduce its workforce and consolidate facilities and recorded a charge of $35 million for restructuring and other related activities, including severance costs of $33 million and loss on asset impairment of $2 million. In the second quarter of 2006, the remaining approvals were received related to additional severance actions and a cost of $4 million was accrued. These restructuring actions were substantially completed by the end of the first quarter of 2007. In addition, $5 million of the cost accrued in the first quarter of 2006 was reversed later that year as a result of actions not being taken or completed at a cost that was less than the estimated amount accrued. In the fourth quarter of 2006, the Company undertook further restructuring actions, which resulted in an additional charge of $3 million for severance costs. It is expected that these restructuring actions will be substantially completed by the end of the second quarter of 2007.

The following table summarizes the activity related to these restructuring charges through March 31, 2007.

	Severance Costs	Asset Impairments	Total Charge	Employees Covered
	(Millions, except no. of employees)
Industrial Coatings	$28	$1	$29	353
Performance and Applied Coatings	7	1	8	193
Optical and Specialty Materials	1	—	1	33
Glass	4	—	4	190
Reversal	(5)	—	(5)	(112)

Total	$35	$2	$37	657
Activity	(32)	(2)	(34)	(610)

Balance	$3	$0	$3	47

7.	Inventories

Inventories as of March 31, 2007 and December 31, 2006 are detailed below.

	March 31 2007	Dec. 31 2006
	(Millions)
Finished products	$887	$850
Work in process	139	129
Raw materials	293	273
Supplies	140	138

Total	$1,459	$1,390

Most domestic and certain foreign inventories are valued using the last-in, first-out method. If the first-in, first-out method of inventory valuation had been used, inventories would have been $242 million and $249 million higher as of March 31, 2007 and December 31, 2006, respectively.

8.	Goodwill and Other Identifiable Intangible Assets

The change in the carrying amount of goodwill attributable to each business segment for the three months ended March 31, 2007 was as follows:

	Industrial Coatings	Performance and Applied Coatings	Optical and Specialty Materials	Glass	Total
	(Millions)
Balance, December 31, 2006	$285	$943	$84	$84	$1,396
Goodwill from acquisitions	2	37	(1)	—	38
Currency translation	2	11	—	—	13

Balance, March 31, 2006	$289	$991	$83	$84	$1,447

The carrying amount of acquired trademarks with indefinite lives as of March 31, 2007 and December 31, 2006 totaled $144 million.

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and are detailed below.

	March 31, 2007			December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(Millions)
Acquired technology	$459	$(178)	$281	$400	$(164)	$236
Other	341	(121)	220	335	(129)	206

Balance	$800	$(299)	$501	$735	$(293)	$442

Aggregate amortization expense for the three months ended March 31, 2007 and 2006 related to these identifiable intangible assets, was $14 million and $9 million, respectively. As of March 31, 2007, estimated future amortization expense of identifiable intangible assets is as follows: $43 million for the remaining three quarters of 2007 and $53 million, $52 million, $50 million, $41 million and $38 million in 2008, 2009, 2010, 2011 and 2012, respectively.

9.	Income Taxes

The Company files federal and local income tax returns in numerous domestic and foreign jurisdictions. In most tax jurisdictions, returns are subject to examination by the relevant tax authorities for a number of years after the returns have been filed. The Company is no longer subject to examinations by tax authorities in any major tax jurisdiction for years before 2001. Additionally, the Internal Revenue Service (“IRS”) has completed its examination of the Company’s U.S. federal income tax returns filed for years through 2003. The IRS has commenced an examination of the Company’s 2004 and 2005 federal income tax returns, which we currently believe will be completed in 2008.

The activity in the accrued liability for unrecognized tax benefits for the quarter ended March 31, 2007 was as follows:

(Millions)
Balance at December 31, 2006	$87
Impact of adopting FASB Interpretation No. 48 (see Note 2)	(11)
Additions based on tax positions related to the current year	3
Interest and penalties	1
Currency	1

Balance at March 31, 2007	$81

While it is expected that the amount of unrecognized tax benefits will change in the next twelve months, PPG does not expect this change to have a significant impact on the results of operations or financial position of the Company.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company had approximately $7 million and $6 million accrued for the estimated interest and penalties on unrecognized tax benefits at March 31, 2007 and December 31, 2006, respectively.

10.	Pensions and Other Postretirement Benefits

The net periodic benefit costs for the three months ended March 31, 2007 and 2006 were as follows:

	Pensions		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	2007	2006	2007	2006
	(Millions)
Service cost	$19	$19	$7	$7
Interest cost	52	50	16	16
Expected return on plan assets	(65)	(58)	—	—
Amortization of prior service cost	3	4	(3)	(4)
Amortization of actuarial losses	20	26	8	9

Net periodic benefit cost	$29	$41	$28	$28

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

In the first quarter of 2007, we made a $100 million voluntary contribution to our U.S. plans and we may make additional voluntary contributions to these plans in 2007. We expect to make mandatory contributions to our non-U.S. plans in 2007 of approximately $37 million, of which approximately $5 million was contributed as of March 31, 2007.

11.	Comprehensive Income

Total comprehensive income for the three months ended March 31, 2007 and 2006 was as follows:

	Three Months Ended March 31
	2007	2006
	(Millions)
Net income	$194	$184

Other comprehensive income, net of tax:
Unrealized currency translation adjustment	43	31
Unrealized gains on marketable securities	—	2
Net change – derivatives (Note 12)	19	—

	62	33

Total comprehensive income	$256	$217

12.	Derivative Financial Instruments and Hedge Activities

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

During the first quarter of 2007, other comprehensive income included a net gain due to derivatives of $19 million, net of tax. This gain was comprised of realized losses of $4 million and unrealized gains of $15 million. The realized losses related to the settlement during the period of natural gas contracts, partially offset by realized gains on foreign currency contracts. The unrealized gains related primarily to the change in fair value of the natural gas contracts. These unrealized gains were partially offset by unrealized losses on foreign currency contracts.

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

In November 2002, PPG entered into a one-year renewable equity forward arrangement with a bank in order to partially mitigate the impact of changes in the fair value of PPG stock that is to be contributed to the asbestos settlement trust as discussed in Note 16. This instrument, which has been renewed, is recorded at fair value as an asset or liability and changes in the fair value of this instrument are reflected in “Asbestos settlement – net” in the condensed consolidated statement of income. The fair value of this instrument as of March 31, 2007 and December 31, 2006 was a current asset of $19 million and $14 million, respectively. For the three months ended March 31, 2007 and 2006, PPG recorded income of $5 million for the change in fair value of this instrument.

13.	Cash Flow Information

Cash payments for interest were $16 million and $14 million for the three months ended March 31, 2007 and 2006, respectively. Net cash payments for income taxes for the three months ended March 31, 2007 and 2006 were $51 million and $14 million, respectively.

14.	Reportable Segment Information

PPG is a multinational manufacturer with fourteen operating segments that are organized based on our major products lines. These operating segments are also our reporting units for purposes of testing goodwill for impairment. The operating segments have been aggregated based on the nature of their products, production processes, end-use markets and methods of distribution into five reportable segments. In the fourth quarter of 2006, we changed the composition of our reportable segment information to reflect management’s current view of our organization and to provide further clarity in our reporting of business performance. The reportable segment information presented for the three months ended March 31, 2006 has been restated to conform to the 2007 presentation.

The Industrial Coatings reportable segment is comprised of the automotive, industrial and packaging coatings operating segments. This reportable segment primarily supplies a variety of protective and decorative coatings and finishes along with adhesives, sealants, inks and metal pretreatment products.

The Performance and Applied Coatings reportable segment is comprised of the refinish, aerospace and architectural coatings operating segments. This reportable segment primarily supplies a variety of protective and decorative coatings, sealants and finishes along with paint strippers, transparent armor, transparencies, stains and related chemicals that are used by customers in addition to our coatings, sealants and finishes.

The Optical and Specialty Materials reportable segment is comprised of the optical products, silica and fine chemicals operating segments. The primary Optical and Specialty Materials products are Transitions® lenses, sunlenses, optical materials, polarized film, amorphous precipitated silica products, advanced pharmaceutical intermediates and bulk active ingredients. Transitions® lenses are processed and distributed by PPG’s 51%-owned joint venture with Essilor International.

The Commodity Chemicals reportable segment is comprised of the chlor-alkali and derivatives operating segment. The primary chlor-alkali and derivative products are chlorine, caustic soda, vinyl chloride monomer, chlorinated solvents, chlorinated benzenes, calcium hypochlorite, ethylene dichloride and phosgene derivatives.

The Glass reportable segment is comprised of the automotive OEM glass, automotive replacement glass and services, performance glazings and fiber glass operating segments. This reportable segment primarily supplies flat glass, fabricated glass and continuous-strand fiber glass products.

Reportable segment net sales and segment income for the three months ended March 31, 2007 and 2006 were as follows:

	Three Months Ended March 31
	2007	2006
	(Millions)
Net sales:
Industrial Coatings	$869	$768
Performance and Applied Coatings	855	678
Optical and Specialty Materials	280	232
Commodity Chemicals	371	401
Glass	542	559

Total (a)	$2,917	$2,638

Segment income:
Industrial Coatings	$95	$91
Performance and Applied Coatings	121	105
Optical and Specialty Materials	67	56
Commodity Chemicals	44	87
Glass	20	35

Total	347	374
Legacy costs (b)	(5)	(12)
Asbestos settlement – net	(9)	(9)
Interest – net	(19)	(17)
Restructuring	—	(35)
Unallocated stock based compensation (Note 15)	(9)	(8)
Other unallocated corporate expense – net	(25)	(24)

Income before income taxes and minority interest	$280	$269

(a)	Intersegment net sales for the three months ended March 31, 2007 and 2006 were not material.

(b)	Legacy costs include current costs related to former operations of the Company, including certain environmental remediation, pension and other postretirement benefit costs, and certain charges which are considered to be unusual or non-recurring.

15.	Stock-Based Compensation

The Company’s stock-based compensation includes stock options, restricted stock units (“RSUs”) and annual grants of contingent shares that are earned based on achieving targeted levels of total shareholder return. On April 20, 2006, the PPG Industries, Inc. Omnibus Incentive Plan (“PPG Omnibus Plan”) was approved by shareholders of the Company. The PPG Omnibus Plan consolidated into one plan several of the Company’s previously existing compensatory plans providing for equity-based and cash incentive awards to certain of the Company’s employees and directors. After April 20, 2006, all grants of stock options, RSUs and contingent shares are made under the PPG Omnibus Plan. The provisions of the PPG Omnibus Plan do not modify the terms of awards that were granted under the Company’s previously existing compensatory plans. Shares available for future grants under the PPG Omnibus Plan were 8,718,717 as of March 31, 2007.

Total stock-based compensation cost was $9 million and $8 million for the three months ended March 31, 2007 and 2006, respectively. The total income tax benefit recognized in the income statement related to the stock-based compensation was $3 million for the three months ended March 31, 2007 and 2006.

Stock Options

PPG has outstanding stock option awards that have been granted under three stock option plans, the PPG Industries, Inc. Stock Plan (“PPG Stock Plan”), the PPG Industries, Inc. Challenge 2000 Stock Plan (“PPG Challenge 2000 Stock Plan”), and the PPG Omnibus Plan. Under the PPG Omnibus Plan and the PPG Stock Plan, certain employees of the Company have been granted options to purchase shares of common stock at prices equal to the fair market value of the shares on the date the options were granted. The options are generally exercisable beginning from six to 48 months after being granted and have a maximum term of 10 years. Upon exercise of a stock option, shares of Company stock are issued from treasury stock. The PPG Stock Plan includes a restored option provision for options granted prior to January 1, 2003 that allows an optionee to exercise options and satisfy the option price by certifying ownership of mature shares of PPG common stock with equivalent market value.

On July 1, 1998, under the PPG Challenge 2000 Stock Plan, the Company granted to substantially all active employees of the Company and its majority owned subsidiaries the option to purchase 100 shares of common stock at its then fair market value of $70 per share. The options became exercisable on July 1, 2003 and expire on June 30, 2008.

On February 14, 2007, PPG granted 790,900 stock options from the PPG Omnibus Plan, at a weighted average exercise price of $68.70 per share. The weighted average fair value of options granted was $15.87 per share.

The fair value of stock options granted to employees is measured on the date of grant and is recognized as expense over the requisite service period. PPG estimates the fair value of stock options using the Black-Scholes option pricing model. The risk-free interest rate is determined by using the U.S. Treasury yield curve at the date of the grant and using a maturity equal to the expected life of the option. The expected life of options is calculated using the average of the vesting term and the maximum term, as prescribed by SEC Staff Accounting Bulletin No. 107, “Share-Based Payment”. The expected dividend yield and volatility are based on historical stock prices and dividend amounts over past time periods equal in length to the expected life of the options.

The fair value of the February 14, 2007 grant was calculated with the following weighted average assumptions:

Risk free interest rate	4.7%
Expected life of option in years	6.5
Expected dividend yield	3.1%
Expected volatility	25.9%

Restricted Stock Units

Long-term incentive value is delivered to selected key management employees by granting RSUs, which have either time or performance-based vesting features. The fair value of an RSU is equal to the market value of a share of stock on the date of grant. Time-based RSUs vest over the three-year period following the date of grant, unless forfeited, and will be paid out in the form of stock, cash or a combination of both at the end of the three-year vesting period. Performance-based RSUs vest based on achieving specific annual performance targets for earnings per share growth and cash flow return on capital over the three-year period following the date of grant. Unless forfeited, the performance-based RSUs will be paid out in the form of stock, cash or a combination of both at the end of the three-year vesting period if PPG meets the performance targets. The actual award for performance-based vesting may range from 0% to 150% of the original grant, as 50% of the grant vests in each year that targets are met during the three-year period. If the designated performance targets are not met in any of the three years in an award period, no payout will be made on the performance-based RSUs. For the purposes of expense recognition, we have assumed that the performance-based RSUs granted will vest at the 100% level. The performance targets for 2005 and 2006 were achieved.

On February 14, 2007, PPG granted 259,135 RSUs at a weighted average fair value of $63.09 per share.

Contingent Share Grants

The Company also provides grants of contingent shares that will be earned based on PPG total shareholder return over the three-year term following the date of grant. Contingent share grants (“TSR”) are made annually and are paid out at the end of each three-year period based on the Company’s performance. Performance is measured by determining the percentile rank of the total shareholder return of PPG Common Stock (stock price plus accumulated dividends) in relation to the total shareholder return of the S&P 500 and of the Basic Materials sector of the S&P 500. Compensation expense is recognized over the three-year award period based on fair value, giving consideration to the Company’s percentile rank of total shareholder return. The payment of awards following the three-year award period will be based in accordance with the scale set forth in the plan agreement and may range from 0% to 220% of the initial grant. A payout of 100% is earned if the target performance is achieved. Contingent share awards earn dividend equivalents during the three-year award period, which are credited to participants in the form of Common Stock Equivalents. Any payments made at the end of the award period may be in the form of stock, cash or a combination of both. The TSR awards qualify as liability awards, and expense will be recognized over the award period based on the fair value of the awards as remeasured in each reporting period until settlement of the awards.

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

Twenty-nine glass antitrust cases were filed in federal courts, all of which were consolidated as a class action in the U.S. District Court for the Western District of Pennsylvania located in Pittsburgh, Pa. All of the other defendants in the glass class action antitrust case settled with the plaintiffs and were dismissed from the case. On May 29, 2003, the Court granted PPG’s motion for summary judgment dismissing the claims against PPG in the glass class action antitrust case. The plaintiffs in that case appealed that order to the U.S. Third Circuit Court of Appeals. On Sept. 30, 2004, the U.S. Third Circuit Court of Appeals affirmed in part and reversed in part the dismissal of PPG and remanded the case for further proceedings. PPG petitioned the U.S. Supreme Court for permission to appeal the decision of the U.S. Third Circuit Court of Appeals, however, the U.S. Supreme Court rejected PPG’s petition for review.

On Oct. 19, 2005, PPG entered into a settlement agreement to settle the federal glass class action antitrust case in order to avoid the ongoing expense of this protracted case, as well as the risks and uncertainties associated with complex litigation involving jury trials. Pursuant to the settlement agreement, PPG agreed to pay $60 million and to bear up to $500,000 in settlement administration costs. The U.S. District Court entered an order on Feb. 7, 2006, approving the settlement. This order is no longer appealable. As a result of the settlement, PPG also paid $900,000 pursuant to a pre-existing contractual obligation to a plaintiff that did not participate in the federal glass class action antitrust case. Separately, on Nov. 8, 2006, PPG entered into a class-wide settlement agreement to resolve all claims of indirect purchasers of flat glass in California. PPG agreed to make a payment of $2.5 million, inclusive of attorneys’ fees and costs. On Jan. 30, 2007, the Court granted preliminary approval of the settlement. The Court has also approved the form of notice to the settlement class and has scheduled a hearing on final approval of the settlement for July 10, 2007. Independent state court cases remain pending in Tennessee involving claims that are not included in the settlement of the federal and California glass class action antitrust cases. Notwithstanding that PPG has agreed to settle the federal and California glass class action antitrust cases, and is considering settlement of the Tennessee cases, PPG continues to believe that there was no wrongdoing on the part of the Company and also believes that PPG has meritorious defenses to the independent state court cases.

Approximately 60 cases alleging antitrust violations in the automotive refinish industry have been filed in various state and federal jurisdictions. The approximately 55 federal cases have been consolidated as a class action in the U.S. District Court for the Eastern District of Pennsylvania located in Philadelphia, Pa. Certain of the defendants in the federal automotive refinish case have settled. The automotive refinish cases in state courts have either been stayed pending resolution of the federal proceedings or have been dismissed. Neither PPG’s investigation conducted through its counsel of the allegations in these cases nor the discovery conducted in the case has identified a basis for the plaintiffs’ allegations that PPG participated in a price-fixing conspiracy in the U.S. automotive refinish industry. PPG’s management continues to believe that there was no wrongdoing on the part of the Company and that it has meritorious defenses in the federal automotive refinish case. Nonetheless, it remained uncertain whether the federal court ultimately would dismiss PPG, or whether the case would go to trial. On Sept. 14, 2006, PPG agreed to settle the federal class action for $23 million to avoid the ongoing expense of this protracted case, as well as the risks and uncertainties associated with complex litigation involving jury trials. PPG recorded a charge for $23 million in the third quarter of 2006. Although a formal settlement agreement has been executed and the $23 million was paid into escrow on Jan. 3, 2007, necessary court proceedings will follow before the settlement is final and non-appealable.

There are class action lawsuits in six states that mimic the federal class action but were filed pursuant to state statutes on behalf of indirect purchasers of automotive refinish products. The plaintiffs in these cases have not yet specified an amount of alleged damages. The cases are in state courts in California, Maine, Massachusetts, Tennessee and Vermont, and a federal court in New York City. PPG believes that there was no wrongdoing on its part, and believes it has meritorious defenses to the independent state court cases. Notwithstanding the foregoing, PPG agreed to settle the California state court cases and it is considering potential settlement of the remaining state court cases. Necessary court proceedings will follow before the settlement of the California states court cases becomes final and non-appealable.

Beginning in April 1994, the Company was a defendant in a suit filed by Marvin Windows and Doors (“Marvin”) alleging numerous claims, including breach of warranty. All of the plaintiff’s claims, other than breach of warranty, were dismissed. However, on Feb. 14, 2002, a federal jury awarded Marvin $136 million on the remaining claim. Subsequently, the court added $20 million for interest bringing the total judgment to $156 million. PPG appealed that judgment and the appeals court heard the parties’ arguments on June 9, 2003. On March 23, 2005, the appeals court ruled against PPG. Subsequent to the ruling by the court, PPG and Marvin agreed to settle this matter for $150 million and PPG recorded a charge for that amount in the first quarter of 2005. PPG paid the settlement on Apr. 28, 2005. PPG subsequently received $51 million in insurance recoveries related to this settlement; of which $5 million was received in the first quarter of 2006 and is included in “Other charges” in the accompanying statement of income for the three months ended March 31, 2006.

For over thirty years, PPG has been a defendant in lawsuits involving claims alleging personal injury from exposure to asbestos. As of March 31, 2007, PPG was one of many defendants in numerous asbestos-related lawsuits involving approximately 114,000 open claims served on PPG. Most of PPG’s potential exposure relates to allegations by plaintiffs that PPG should be liable for injuries involving asbestos-containing thermal insulation products manufactured and distributed by Pittsburgh Corning Corporation (“PC”). PPG and Corning Incorporated are each 50% shareholders of PC. PPG has denied responsibility for, and has defended, all claims for any injuries caused by PC products.

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

The terms of the PPG Settlement Arrangement and the Corning Settlement Arrangement have been incorporated into a bankruptcy reorganization plan for PC along with a disclosure statement describing the plan, which PC filed with the Bankruptcy Court on Apr. 30, 2003. Amendments to the plan and disclosure statement were filed on Aug. 18 and Nov. 20, 2003. Creditors and other parties with an interest in the bankruptcy proceeding were entitled to file objections to the disclosure statement and the plan of reorganization, and a few parties filed objections. On Nov. 26, 2003, after considering objections to the second amended disclosure statement and plan of reorganization, the Bankruptcy Court entered an order approving such disclosure statement and directing that it be sent to creditors, including asbestos claimants, for voting. The Bankruptcy Court established March 2, 2004 as the deadline for receipt of votes. In order to approve the plan, at least two thirds in amount and more than one-half in number of the allowed creditors in a given class must vote in favor of the plan, and for a plan to contain a channeling injunction for present and future asbestos claims under §524(g) of the Bankruptcy Code, as described below, seventy-five percent of the asbestos claimants voting must vote in favor of the plan. On March 16, 2004, notice was received that the plan of reorganization received the required votes to approve the plan with a channeling injunction. From May 3-7, 2004, the Bankruptcy Court judge conducted a hearing regarding the fairness of the settlement, including whether the plan would be fair with respect to present and future claimants, whether such claimants would be treated in substantially the same manner, and whether the protection provided to PPG and its participating insurers would be fair in view of the assets they would convey to the asbestos settlement trust (the “Trust”) to be established as part of the plan. At that hearing, creditors and other parties in interest raised objections to the PC plan of reorganization. Following that hearing, the Bankruptcy Court set deadlines for the parties to develop agreed-upon and contested Findings of Fact and Conclusions of Law and scheduled oral argument for contested items.

The Bankruptcy Court heard oral arguments on the contested items on Nov. 17-18, 2004. At the conclusion of the hearing, the Bankruptcy Court agreed to consider certain post-hearing written submissions. In a further development, on Feb. 2, 2005, the Bankruptcy Court established a briefing schedule to address whether certain aspects of a decision of the U.S. Third Circuit Court of Appeals in an unrelated case have any applicability to the PC plan of reorganization. Oral arguments on the briefs were held on March 16, 2005. During an omnibus hearing on Feb. 28, 2006, the Bankruptcy Judge stated that she was prepared to rule on the PC plan of reorganization in the near future, provided certain amendments were made to the plan. Those amendments were filed, as directed, on March 17, 2006. After further conferences and supplemental briefings, the Court held final oral arguments on July 21, 2006 during an omnibus hearing. On December 21, 2006, the Bankruptcy Court issued a ruling denying confirmation of the second amended PC plan of reorganization. Several parties in interest, including PPG, filed motions for reconsideration and/or to alter or amend the December 21, 2006 ruling. Final written submissions were filed on Jan. 26, 2007. Oral argument on the motions was held on March 5, 2007. Upon reconsideration, the Bankruptcy Court may adhere to its December 21, 2006 decision, may alter that decision and confirm the plan or may amend the decision in a manner that may provide further guidance on how the plan could be modified and become confirmable in the Bankruptcy Court’s view.

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

If the PC plan of reorganization incorporating the terms of the PPG Settlement Arrangement and the Corning Settlement Arrangement is approved by the Bankruptcy Court, the Court would enter a channeling injunction under §524(g) and other provisions of the Bankruptcy Code, prohibiting present and future claimants from asserting bodily injury claims after the Effective Date against PPG or its subsidiaries or PC relating to the manufacture, distribution or sale of asbestos-containing products by PC or PPG or its subsidiaries. The injunction would also prohibit codefendants in those cases from asserting claims against PPG for contribution, indemnification or other recovery. All such claims would be filed with the Trust and only paid from the assets of the Trust.

The channeling injunction would not extend to claims against PPG alleging injury caused by asbestos on premises owned, leased or occupied by PPG (so called “premises claims”), or claims alleging property damage resulting from asbestos. There are no property damage claims pending against PPG or its subsidiaries. Historically, a small proportion of the claims against PPG and its subsidiaries have been premises claims. As a result of the settlements described below, and based upon recent review and analysis, PPG believes that the number of premises claims currently comprises less than 2% of the total asbestos-related claims against PPG. PPG believes that it has adequate insurance for the asbestos claims that would not be covered by any channeling injunction and that any financial exposure resulting from such claims will not have a material effect on PPG’s consolidated financial position, liquidity or results of operations. Certain claimants that have alleged premises claims against PPG moved the Bankruptcy Court for an order lifting the stay as to their claims. Initially, the Bankruptcy Court did not grant these claimants’ motions, but, at a hearing in the second quarter of 2006, did direct PPG and the claimants to engage in good faith negotiations toward the potential settlement of the premises claims at issue. As a result of those negotiations PPG and its primary insurers have agreed to settle approximately 425 premises claims. PPG’s insurers have agreed to provide insurance coverage for a major portion of the payments made in connection with these settlements.

In addition, and in response to additional motions to lift the stay filed on behalf of other premises claimants, the Bankruptcy Court issued a series of orders in late December 2006 lifting the stay, effective Jan. 31, 2007, with respect to an additional 496 premises claims. PPG is the process of gathering preliminary information about these claims. Other premises claims that have not been resolved remain subject to the stay. Asbestos claims other than premises claims remain subject to the stay, as outlined above, although the claimants who were party to the action resulting in a jury verdict against PPG in January 2000 have moved to lift the stay with respect to their claims. That motion is scheduled to be argued before the Bankruptcy Court in the second quarter of 2007.

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

In the second quarter of 2002, an initial charge of $772 million was recorded for the estimated cost of the PPG Settlement Arrangement which included the net present value as of December 31, 2002, using a discount rate of 5.5% of the aggregate cash payments of approximately $998 million to be made by PPG to the Trust. That amount also included the carrying value of PPG’s stock in Pittsburgh Corning Europe, the fair value as of June 30, 2002 of 1,388,889 shares of PPG common stock and $30 million in legal fees of the Trust to be paid by PPG, which together with the first payment originally scheduled to be made to the Trust on June 30, 2003, were reflected in the current liability for PPG’s asbestos settlement in the balance sheet as of June 30, 2002. The net present value at that date of the remaining payments of $566 million was recorded in the noncurrent liability for asbestos settlement. The following table summarizes the impact on our income statement for the three months ended March 31, 2007 and 2006 resulting from the PPG Settlement Arrangement including the change in fair value of the stock to be transferred to the asbestos settlement trust and the equity forward instrument (see Note 12, “Derivative Financial Instruments and Hedge Activities”) and the increase in the net present value of the future payments to be made to the Trust.

	Three Months Ended March 31
Increase (decrease) in expense:	2007	2006
	(Millions)
Change in fair value:
PPG stock	$8	$8
Equity forward instrument	(5)	(5)
Accretion of asbestos liability	6	6

Asbestos settlement – net expense	$9	$9

The fair value of the equity forward instrument was $19 million and $14 million as of March 31, 2007 and December 31, 2006, respectively, and was included as an other current asset in the accompanying condensed consolidated balance sheet. Payments under the fixed payment schedule require annual payments that are due each June. The current portion of the asbestos settlement liability included in the accompanying condensed consolidated balance sheet as of March 31, 2007, consists of all such payments required through June 2007, the fair value of PPG’s common stock and legal fees and expenses. The amount due June 30, 2008, of $28 million and the net present value of the remaining payments is included in the long-term asbestos settlement liability in the accompanying condensed consolidated balance sheet. For 2007, accretion expense associated with the asbestos liability will range from $5 million to $6 million per quarter.

Because the filing of asbestos claims against the Company has been enjoined since April 2000, a significant number of additional claims may be filed against the Company if the Bankruptcy Court stay were to expire. If the PPG Settlement Arrangement (or any potential modification of that arrangement) is not implemented, for any reason, and the Bankruptcy Court stay expires, the Company intends to vigorously defend the pending and any future asbestos claims against it and its subsidiaries. The Company believes that it is not responsible for any injuries caused by PC products, which represent the preponderance of the pending bodily injury claims against it. Prior to 2000, PPG had never been found liable for any such claims, in numerous cases PPG had been dismissed on motions prior to trial, and aggregate settlements by PPG to date have been immaterial. In Jan. 2000, in a trial in a state court in Texas involving six plaintiffs, the jury found PPG not liable. However, a week later in a separate trial also in a state court in Texas, another jury found PPG, for the first time, partly responsible for injuries to five plaintiffs alleged to be caused by PC products. PPG intends to appeal the adverse verdict in the event the settlement does not become effective, or the stay is lifted as to these claims, which are the subject of a motion to lift the stay as described above. Although PPG has successfully defended asbestos claims brought against it in the past, in view of the number of claims, and the questionable verdicts and awards that other companies have experienced in asbestos litigation, the result of any future litigation of such claims is inherently unpredictable.

It is PPG’s policy to accrue expenses for environmental contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Reserves for environmental contingencies are exclusive of claims against third parties and are generally not discounted. As of March 31, 2007 and December 31, 2006, PPG had reserves for environmental contingencies totaling $280 million and $282 million, respectively, of which $66 million and $65 million, respectively, were classified as current liabilities. Pretax charges against income for environmental remediation costs totaled $3 million and $14 million for the three months ended March 31, 2007 and 2006, respectively, and are included in “Other charges” in the accompanying condensed consolidated statement of income. Cash outlays related to such environmental remediation aggregated $5 million and $10 million for the three months ended March 31, 2007 and 2006, respectively.

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

In New Jersey, PPG continues to perform its obligations under an Administrative Consent Order (“ACO”) with the New Jersey Department of Environmental Protection (“NJDEP”). Since 1990, PPG has remediated 47 of 61 residential and nonresidential sites under the ACO. The most significant of the remaining sites is the former chromium manufacturing location in Jersey City. The Company submitted a feasibility study work plan to the NJDEP in October 2006 that includes review of the available remediation technology alternatives for the former chromium manufacturing location. Under the feasibility study work plan, remedial alternatives which will be assessed include, but are not limited to, soil excavation and offsite disposal in a licensed disposal facility, insitu chemical stabilization of soil and groundwater, and insitu solidification of soils. A feasibility study is expected to be completed in 2008. In addition, PPG is planning to conduct Interim Remedial Measures (IRMs) at the site during 2007 to 2008. Implementation of these IRMs will assist in the evaluation of remedial technologies required in the feasibility study. PPG has recently proposed excavation and offsite disposal of impacted soils as the preferred remedial alternative for one other of the remaining sites under the ACO. This proposal has been submitted to the NJDEP for approval. In addition, investigation activities are ongoing for an additional six sites covered by the ACO with completion expected in 2007. Investigation activities have not yet begun for the remaining six sites covered by the ACO, but we believe the results of the study at the former chromium manufacturing location will also provide us with relevant information concerning remediation alternatives at these 12 sites. The principal contaminant of concern is hexavalent chromium. Based on current estimates, at least 500,000 tons of soil may be potentially impacted for all remaining sites.

As a result of the extensive analysis undertaken in connection with the preparation and submission of the feasibility study work plan for the former chromium manufacturing location, the Company recorded a pretax charge of $165 million in the third quarter of 2006. This charge included estimated costs for remediation at all remaining ACO sites, including the former manufacturing site, and for the resolution of litigation filed by NJDEP as discussed below. In May 2005, the NJDEP filed a complaint against PPG and two other former chromium producers seeking to hold the parties responsible for a further 53 sites where the source of chromium contamination is not known and to recover costs incurred by the agency in connection with its response activities at certain of those sites. This case is in discovery with ongoing mediation to resolve the allocation of these additional sites among the three companies. As of March 31, 2007 and December 31, 2006 PPG had reserves of $197 million and $198 million, respectively, for environmental contingencies associated with all New Jersey sites.

Multiple future events, such as feasibility studies, remedy selection, remedy design and remedy implementation involving agency action or approvals will be required, and considerable uncertainty exists regarding the timing of these future events for the remaining 14 sites covered by the ACO. Final resolution of these events is expected to occur over an extended period of time. However, based on current information, it is expected that feasibility study approval and remedy selection could occur during 2007 to 2008 for the former chromium plant and six adjacent sites, while remedy design and approval could occur during 2008 to 2009, and remedy implementation could occur during 2009 to 2013, with some period of long-term monitoring for remedy effectiveness to follow. One other site is expected to be remediated during 2007 to 2008. Activities at six other sites have not yet begun and the timing of future events related to these sites cannot be predicted at this time. Based on current information, we expect cash outlays related to remediation efforts in New Jersey to range from $30 million to $55 million annually from 2007 through 2011.

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

In addition to the amounts currently reserved, the Company may be subject to loss contingencies related to environmental matters estimated to be as much as $200 million to $300 million, which range is unchanged since December 31, 2006. Such unreserved losses are reasonably possible but are not currently considered to be probable of occurrence. This range of reasonably possible unreserved loss relates to environmental matters at a number of sites; however, about 40% of this range relates to the former chromium manufacturing plant site in Jersey City, NJ, and about 30% relates to three operating PPG plant sites in our chemicals businesses. The loss contingencies related to these sites include significant unresolved issues such as the nature and extent of contamination at these sites and the methods that may have to be employed to remediate them.

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

The bankruptcy proceedings related to our partner in a fiber glass joint venture in Venezuela have been in progress since 2003 and remain unresolved, which has created uncertainty concerning the future of the joint venture. After an extensive evaluation of a variety of options concerning a path forward, we have concluded that we will not be able to recover the carrying amount of our investment in and receivables from this joint venture and have written those assets off in the first quarter of 2007 by taking a pre-tax charge against earnings of $10 million which is included in “Other charges” in the accompanying condensed consolidated statement of income.

The Company accrues for product warranties at the time the products are sold based on historical claims experience. As of March 31, 2007 and December 31, 2006, the reserve for product warranties was $9 million and $10 million, respectively. Pretax charges against income for product warranties and the related cash outlays were not material for the three months ended March 31, 2007 and 2006.

The Company had outstanding letters of credit of $71 million and guarantees of $61 million as of March 31, 2007. The Company does not believe any loss related to such guarantees is likely.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Performance in First Quarter of 2007 Compared to First Quarter of 2006

Performance Overview

Sales increased 11% for the first quarter of 2007 to $2,917 million compared to $2,638 million for the first quarter of 2006. Sales related to acquisitions accounted for an increase of 7% and higher volumes, primarily in our Optical and Specialty Materials and Commodity Chemicals business segments, increased sales by 3%. The positive effects of foreign currency translation accounted for an increase of 3%. Lower selling prices, primarily in our Commodity Chemicals segment, reduced sales by 2%.

Net income and earnings per share – assuming dilution for the first quarter of 2007 were $194 million and $1.17, respectively, compared to $184 million and $1.11, respectively, for the first quarter of 2006. Net income for the first quarter of 2007 included aftertax charges of $5 million, or 3 cents a share, to reflect the net increase in the current value of the Company’s obligation relating to asbestos claims under the PPG Settlement Arrangement. See Note 16, “Commitments and Contingent Liabilities” for a description of these charges. Net income for the first quarter of 2006 included aftertax charges of $23 million, or 14 cents a share, for business restructuring and $6 million, or 3 cents a share, to reflect the net increase in the current value of the Company’s obligation relating to asbestos claims under the PPG Settlement Arrangement.

Net income for the first quarter of 2007 compared to the first quarter of 2006 was $10 million higher. Net income increased due to improved sales volumes, the absence of the negative impact of the 2006 business restructuring charge, the positive effects of foreign currency translation, earnings from acquisitions and lower pension costs. The negative impact of lower prices, primarily in our Commodity Chemicals segment, higher overhead expenses, primarily to support our growth initiatives, higher manufacturing costs and the write-off of our investment in a joint venture were factors that decreased net income for the first quarter of 2007.

Performance of Reportable Business Segments

Industrial Coatings sales increased 13% to $869 million for the first quarter of 2007 compared to $768 million for the first quarter of 2006. Sales increased 7% due to acquisitions in our automotive and industrial coatings businesses, 4% due to the positive impact of foreign currency translation, 1% from improved sales volumes as volume increases in automotive coatings and packaging coatings more than offset declines in the U.S. and Canada volume of the industrial coatings business, and 1% due to higher selling prices. Volume growth in the packaging coatings business occurred in all regions of the world while in automotive coatings growth occurred in the U.S., Canada and Europe. The decline in industrial coatings’ North American volumes overshadowed solid growth for this business in Europe and Asia. Segment income was $95 million for the first quarter of 2007 compared to $91 million for the same quarter in 2006. Segment income increased due to improved sales volumes, the impact of acquisitions, and the positive impact of foreign currency translation. Factors decreasing segment income were inflation, including higher raw material costs, and increased overhead costs to support our growth initiatives.

Performance and Applied Coatings sales increased 26% to $855 million for the first quarter of 2007 compared to $678 million for the first quarter of 2006. Sales increased 19% due to sales from acquisitions in all three Performance and Applied Coatings businesses, 3% due to the positive impact of foreign currency translation, and 1% due to improved sales volumes in our aerospace coatings and automotive refinish businesses, which more than offset lower volumes in architectural coatings. Volume growth in the automotive refinish and aerospace businesses occurred throughout the world. In the architectural coatings business, lower volumes in the stores and dealer channels were partially offset by slightly higher volumes in the national accounts channel. Sales also increased 1% due to higher selling prices. Segment income was $121 million for the first quarter of 2007 compared to $105 million for the same quarter in 2006. Factors increasing segment income were improved volumes, earnings from acquisitions, and the positive impact of foreign currency translation. Segment income decreased due to higher overhead costs to support our growth initiatives in our architectural and automotive refinish businesses. The negative impact of inflation, primarily higher raw material costs, was more than offset by higher selling prices.

Optical and Specialty Materials sales increased 21% to $280 million for the first quarter of 2007 compared to $232 million for the first quarter 2006. Sales increased 12% due to higher volumes in our optical products and fine chemicals businesses, 5% as the result of sales from acquisitions in our optical products business, and 4% due to the positive impact of foreign currency translation. Segment income was $67 million for the first quarter of 2007 compared to $56 million for the same quarter in 2006. The increase in segment income was primarily the result of increased sales volumes partially offset by increased advertising expense in optical products.

Commodity Chemicals sales decreased 7% to $371 million for the first quarter of 2007 compared to $401 for the first quarter 2006. Sales decreased 16% due to lower selling prices, which declined in part due to lower natural gas input costs. The negative impact of lower selling prices was partially offset by an increase in sales volumes of 9%. Our year-over-year volumes improved despite customer outages that began in the fourth quarter of 2006 and continued through a portion of the first quarter of 2007. Segment income was $44 million for the first quarter of 2007 compared to $87 million for the same quarter in 2006. Segment income was lower in large part due to lower selling prices and higher manufacturing costs, primarily maintenance costs. The benefit of lower energy costs, improved sales volumes and a reduction in other expenses were factors that increased segment income.

Glass sales decreased 3% to $542 million for the first quarter of 2007 compared to $559 million for the first quarter of 2006. Sales decreased 3% due to lower sales volumes in our automotive OEM glass and automotive replacement glass and services businesses offset in part by improved volumes in fiber glass and performance glazings. The positive impact of foreign currency translation was offset by lower selling prices. Pricing in the performance glazings business includes a surcharge related to the cost of energy lagged by one quarter. The surcharge in the first quarter of 2006 reflected the all-time high PPG energy costs in the fourth quarter of 2005. Segment income was $20 million for the first quarter of 2007 compared to $35 million for the same quarter of 2006. Segment income decreased due to lower pricing, including about $8 million due to the lower energy surcharge in performance glazings, the $10 million charge to write off PPG’s investment in a Venezuelan joint venture and lower other income. These factors were only partially offset by the positive impact of lower manufacturing costs and reduced overhead costs.

With a goal of maximizing shareholder value, we continue to explore strategic alternatives related to our automotive OEM glass, automotive replacement glass and services and fine chemicals operating segments, including the potential sale of one or more of these operating segments.

Other Factors

The decrease in “Other earnings” in the accompanying condensed consolidated statement of income for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 is due to the absence of the gains from certain non-core asset sales in our automotive OEM glass and fiber glass businesses that occurred during the first quarter of 2006.

The tax rate on earnings for the first quarter of 2007 was 24.3%. This rate includes the benefit of reversing a valuation allowance previously recorded against the benefit of tax net operating loss carryforwards and a tax benefit of 39% on the adjustment to increase the current value of the Company’s obligation relating to asbestos claims under the PPG Settlement Arrangement, as discussed in Note 16, “Commitments and Contingent Liabilities” under Item 1 of this Form 10-Q. Income tax expense of 31.5% was recognized on the remaining pretax earnings. The tax rate on earnings for the first quarter of 2006 was 24.5% comprised of tax benefits of 35% on the charge for business restructuring and 39% on the adjustment to increase the current value of the Company’s obligation relating to asbestos claims under the PPG Settlement Arrangement. In addition, tax expense in the first quarter of 2006 was reduced by a tax refund from Canada resulting from the favorable resolution in the first quarter of 2006 of a tax dispute dating back to 1997. Income tax expense of 31.5% was recognized on the remaining pretax earnings.

Liquidity and Capital Resources

Cash used for operating activities for the three months ended March 31, 2007 was $98 million compared with cash from operating activities $35 million for the comparable period of 2006. This net reduction in cash of $133 million was due principally to the $100 million voluntary contribution we made to our U.S. defined benefit pension plan in the first quarter of 2007. Cash from operations and the Company’s debt capacity have been and are expected to continue to be sufficient to meet our operating requirements, to fund our capital spending, share repurchases and contributions to pension plans, to pay dividends to our shareholders and to pay amounts due under the asbestos settlement.

On August 17, 2006, the Pension Protection Act of 2006 (the “PPA”) was signed into law, changing the funding requirements for our U.S. defined benefit pension plans beginning in 2008. Under current funding requirements, PPG does not have a mandatory contribution to these plans in 2007. We are currently evaluating the impact that PPA will have on our funding requirements for 2008 and beyond. As described above, we made a $100 million voluntary contribution to our U.S. plans in the first quarter of 2007, and we may make additional voluntary contributions in 2007. We expect to make mandatory contributions to our non-U.S. plans in 2007 of approximately $37 million of which approximately $5 million was contributed as of March 31, 2007.

New Accounting Standards

Note 2, “Newly Adopted Accounting Standards,” to the accompanying condensed consolidated financial statements describes the Company’s adoption of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” as of January 1, 2007.

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

It is PPG’s policy to accrue expenses for environmental contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Reserves for environmental contingencies are exclusive of claims against third parties and are generally not discounted. As of March 31, 2007 and December 31, 2006, PPG had reserves for environmental contingencies totaling $280 million and $282 million, respectively, of which $66 million and $65 million, respectively, were classified as current liabilities. Pretax charges against income for environmental remediation costs totaled $3 million and $14 million for the three months ended March 31, 2007 and 2006, respectively, and are included in “Other charges” in the accompanying condensed consolidated statement of income. Cash outlays related to such environmental remediation aggregated $5 million and $10 million for the three months ended March 31, 2007 and 2006, respectively.

In addition to the amounts currently reserved, the Company may be subject to loss contingencies related to environmental matters estimated to be as much as $200 million to $300 million, which range is unchanged since December 31, 2006. Such unreserved losses are reasonably possible but are not currently considered to be probable of occurrence.

Management anticipates that the resolution of the Company’s environmental contingencies will occur over an extended period of time. Over the 15 years prior to 2006, the pretax charges against income ranged between $10 million and $49 million per year. Consistent with our previous disclosure, charges for estimated environmental remediation costs in 2006 were significantly higher than our historical range as a result of our continuing efforts to analyze and assess the environmental issues associated with a former chromium manufacturing plant site located in Jersey City, NJ and at the Calcasieu River Estuary located near our Lake Charles, LA chlor-alkali plant. We anticipate that charges against income in 2007 will be within the prior historical range. We expect cash outlays for environmental remediation costs to be approximately $65 million in 2007 and to range from $50 million to $70 million annually through 2011. It is possible, however, that technological, regulatory and enforcement developments, the results of environmental studies and other factors could alter these expectations. See Note 16 for an expanded description of certain of these environmental contingencies. In management’s opinion, the Company operates in an environmentally sound manner and the outcome of the Company’s environmental contingencies will not have a material effect on PPG’s financial position or liquidity; however, any such outcome may be material to the results of operations of any particular period in which costs, if any, are recognized.

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

Many factors could cause actual results to differ materially from the Company’s forward-looking statements. Such factors are increasing price and product competition by foreign and domestic competitors, fluctuations in the cost and availability of raw materials, the ability to maintain favorable supplier relationships and arrangements, economic and political conditions in international markets, foreign exchange rates and fluctuations in those rates, the impact of environmental regulations, unexpected business disruptions and the unpredictability of existing and possible future litigation, including litigation that could result if PPG’s Settlement Arrangement for asbestos claims does not become effective. However, it is not possible to predict or identify all such factors. Consequently, while the list of factors presented here and in the Company’s Form 10-K for the year ended December 31, 2006 under the caption “Item 1a. Risk Factors” are considered representative, these lists should not be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements. Consequences of material differences in the results as compared to those anticipated in the forward-looking statements could include, among other things, business disruption, operational problems, financial loss, legal liability to third parties and similar risks, any of which could have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in the Company’s exposure to market risk from December 31, 2006.

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

For over thirty years, PPG has been a defendant in lawsuits involving claims alleging personal injury from exposure to asbestos. For a description of asbestos litigation affecting the Company and the terms and status of the proposed PPG Settlement Arrangement announced May 14, 2002, see Note 16, “Commitments and Contingent Liabilities” under Part I, Item 1 of this Form 10-Q.

Over the past several years, the Company and others have been named as defendants in several cases in various jurisdictions claiming damages related to exposure to lead and remediation of lead-based coatings applications. PPG has been dismissed as a defendant from most of these lawsuits and has never been found liable in any of these cases.

PPG and the North Carolina Environmental Management Commission (EMC) entered into a Special Order by Consent (SOC) in June 2004 pursuant to which PPG agreed to achieve certain specified emission limits for particulate matter from a furnace at the Lexington facility by December 31, 2007. In March 2006, PPG requested an extension of the December 31, 2007 deadline for achieving the emission limits for particulate matter until December 31, 2009. During the first quarter of 2007, the EMC has agreed in principle to this extension and PPG and EMC have agreed in principle to enter into a new SOC which would include, among other things, a stipulated civil penalty of less than $100,000.

Item 1a.	Risk Factors

There were no material changes in the Company’s risk factors from the risks disclosed in the Company’s Form 10-K for the year ended December 31, 2006.

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

Under the PPG Deferred Compensation Plan for Directors, each Director may elect to defer the receipt of all or any portion of the compensation paid to such Director for serving as a PPG Director. All deferred payments are held in the form of Common Stock Equivalents. Payments out of the deferred accounts are made in the form of Common Stock of the Company (and cash as to any fractional Common Stock Equivalent). In the first quarter of 2007, the Directors, as a group, were credited with 779 Common Stock Equivalents under this plan. The value of each Common Stock Equivalent, when credited, was $68.71.

The PPG Directors’ Common Stock Plan is now only applicable to one retired Director. For this retired Director, the Common Stock Equivalents are converted into and paid in Common Stock of the Company (and cash as to any fractional Common Stock Equivalent). In the first quarter of 2007, this retired Director received dividend equivalents in the form of 4 Common Stock Equivalents under this plan. The value of each Common Stock Equivalent, when credited, was $68.71.

The following table summarizes the Company’s stock repurchase activity for the three months ended March 31, 2007:

Issuer Purchases of Equity Securities

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Programs
January 2007
Repurchase program	189,000	$65.05	189,000	7,472,400
Other transactions (1)	7,332	64.21	—	—
February 2007
Repurchase program	154,700	66.24	154,700	7,317,700
Other transactions (1)	35,781	68.39	—	—
March 2007
Repurchase program	489,663	68.31	489,663	6,828,037
Other transactions (1)	47,103	70.99	—	—

Total quarter ended March 31, 2007
Repurchase program	833,363	$67.18	833,363	6,828,037

Other transactions (1)	90,216	$69.41	—	—

(1)

Includes shares withheld or certified to in satisfaction of the exercise price and/or tax withholding obligation by holders of employee stock options who exercised options granted under the PPG Industries, Inc. Stock Plan.

Item 4.	Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Shareholders held on April 19, 2007 (the “Annual Meeting”), the shareholders voted on the following matters:

1.	On the matter of the election of three directors to serve for the terms indicated in the proxy statement relating to the Annual Meeting, the vote was as follows:

Nominees	Votes For	Votes Withheld
James G. Berges	133,878,107	2,552,888
Erroll B. Davis, Jr.	132,534,393	3,896,602
Victoria F. Haynes	133,394,896	3,036,099

There were no broker non-votes with respect to this matter. Each of the nominees was elected to serve as a director for the terms indicated in the proxy statement relating to the Annual Meeting.

2.	On the matter of the proposal endorsing the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for 2007, the vote was as follows:

Votes For	Votes Against	Votes Abstain	Broker Non-votes
133,450,398	1,828,866	1,151,428	303

3.	On the matter of the proposal to amend our Bylaws to implement a majority vote standard for the election of directors in uncontested elections, the vote was as follows:

Votes For	Votes Against	Votes Abstain	Broker Non-votes
132,589,952	2,369,474	1,470,563	1,006

4.	On the matter of the proposal to amend our Articles of Incorporation to eliminate cumulative voting in all elections of directors, the vote was as follows:

Votes For	Votes Against	Votes Abstain	Broker Non-votes
92,361,707	23,397,874	1,529,579	19,141,835

5.	On the matter of the shareholder proposal to urge our board to seek shareholder approval of certain future severance agreements with senior executives, the vote was as follows:

Votes For	Votes Against	Votes Abstain	Broker Non-votes
78,732,279	35,940,890	2,615,288	19,142,538

Item 6.	Exhibits

The following exhibits are filed as a part of, or incorporated by reference into, this Form 10-Q.

3	PPG Industries, Inc. Restated Articles of Incorporation, as amended, were filed as Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1995.

3.1a

Statement with Respect to Shares, amending the Restated Articles of Incorporation effective April 21, 1998, was filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the period ended Dec. 31, 1998.

†3.1b	Amendment to Restated Articles of Incorporation of PPG Industries, Inc. as amended, effective April 27, 2007.

†3.2	PPG Industries, Inc. Bylaws, as amended and restated on April 19, 2007.

4	Rights Agreement, dated as of Feb. 19, 1998, was filed as Exhibit 4 to the Registrant’s Current Report on Form 8-K dated Feb. 19, 1998.

4.1	Indenture, dated as of Aug. 1, 1982, was filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated Jan. 16, 1998.

4.2	First Supplemental Indenture, dated as of April 1, 1986, was filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 (No. 333- 44397) dated Jan. 16, 1998.

4.3	Second Supplemental Indenture, dated as of Oct. 1, 1989, was filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated Jan. 16, 1998.

4.4	Third Supplemental Indenture, dated as of Nov. 1, 1995, was filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated Jan. 16, 1998.

4.5	Indenture, dated as of June 24, 2005, was filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 20, 2005.

*10	PPG Industries, Inc. Nonqualified Retirement Plan, as amended and restated December 13, 2006.

*10.1	PPG Industries, Inc. Supplemental Executive Retirement Plan II, as amended, was filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended Sept. 30, 1995.

*10.2	Form of Change in Control Employment Agreement was filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the period ended Sept. 30, 1995.

*10.3	PPG Industries, Inc. Directors’ Common Stock Plan, as amended Feb. 20, 2002, was filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003.

*10.4	PPG Industries, Inc. Deferred Compensation Plan for Directors, as amended Feb. 15, 2006 was filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.

*10.5	PPG Industries, Inc. Deferred Compensation Plan, as amended and restated December 13, 2006.

*10.6	PPG Industries, Inc. Executive Officers’ Long Term Incentive Plan was filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated Feb. 16, 2005.

*10.7	PPG Industries, Inc. Long Term Incentive Plan for Key Employees was filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated Feb. 16, 2005.

*10.8	Form of TSR Share Award Agreement was filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated Feb. 16, 2005.

*10.9	Form of Restricted Stock Unit Award Agreement was filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated Feb. 15, 2005.

*10.10	PPG Industries, Inc. Executive Officers’ Annual Incentive Compensation Plan, as amended effective Feb. 18, 2004, was filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the period ended Dec. 31, 2003.

*10.11	PPG Industries, Inc. Incentive Compensation and Deferred Income Plan for Key Employees, as amended Feb. 15, 2006, was filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2005.

*10.12	PPG Industries, Inc. Management Award and Deferred Income Plan was filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the period ended Dec. 31, 2002.

*10.13	PPG Industries, Inc. Stock Plan, dated as of April 17, 1997, as amended July 20, 2005, was filed as Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the period ended Sept. 30, 2005.

*10.14	Form of Non-Qualified Option Agreement was filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated Feb. 15, 2005.

*10.15	Form of Non-Qualified Option Agreement for Directors was filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated Feb. 15, 2005.

*10.16	Summary of Non-Employee Director Compensation and Benefits was filed as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2005.

*10.17	PPG Industries, Inc. Challenge 2000 Stock Plan was filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003.

*10.18	PPG Industries, Inc. Omnibus Incentive Plan was filed as Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.

†12	Computation of Ratio of Earnings to Fixed Charges for the Three Months Ended March 31, 2007 and for the Five Years Ended December 31, 2006.

†31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.

*	Management contracts, compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 601 of Regulation S-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PPG INDUSTRIES, INC.
(Registrant)

Date: April 30, 2007	By	/s/ W. H. Hernandez
W. H. Hernandez
Senior Vice President, Finance
(Principal Financial and
Accounting Officer and
Duly Authorized Officer)

PPG Industries Inc. and Consolidated Subsidiaries

Index to Exhibits

Exhibits

3	PPG Industries, Inc. Restated Articles of Incorporation, as amended, were filed as Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1995.

3.1a

Statement with Respect to Shares, amending the Restated Articles of Incorporation effective April 21, 1998, was filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the period ended Dec. 31, 1998.

†3.1b	Amendment to Restated Articles of Incorporation of PPG Industries, Inc. as amended, effective April 27, 2007.

†3.2	PPG Industries, Inc. Bylaws, as amended and restated on April 19, 2007.

4	Rights Agreement, dated as of Feb. 19, 1998, was filed as Exhibit 4 to the Registrant’s Current Report on Form 8-K dated Feb. 19, 1998.

4.1	Indenture, dated as of Aug. 1, 1982, was filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated Jan. 16, 1998.

4.2	First Supplemental Indenture, dated as of April 1, 1986, was filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 (No. 333- 44397) dated Jan. 16, 1998.

4.3	Second Supplemental Indenture, dated as of Oct. 1, 1989, was filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated Jan. 16, 1998.

4.4	Third Supplemental Indenture, dated as of Nov. 1, 1995, was filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated Jan. 16, 1998.

4.5	Indenture, dated as of June 24, 2005, was filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 20, 2005.

*10	PPG Industries, Inc. Nonqualified Retirement Plan, as amended and restated December 13, 2006.

*10.1	PPG Industries, Inc. Supplemental Executive Retirement Plan II, as amended, was filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended Sept. 30, 1995.

*10.2	Form of Change in Control Employment Agreement was filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the period ended Sept. 30, 1995.

*10.3	PPG Industries, Inc. Directors’ Common Stock Plan, as amended Feb. 20, 2002, was filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003.

*10.4	PPG Industries, Inc. Deferred Compensation Plan for Directors, as amended Feb. 15, 2006 was filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.

*10.5	PPG Industries, Inc. Deferred Compensation Plan, as amended and restated December 13, 2006.

*10.6	PPG Industries, Inc. Executive Officers’ Long Term Incentive Plan was filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated Feb. 16, 2005.

*10.7	PPG Industries, Inc. Long Term Incentive Plan for Key Employees was filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated Feb. 16, 2005.

*10.8	Form of TSR Share Award Agreement was filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated Feb. 16, 2005.

*10.9	Form of Restricted Stock Unit Award Agreement was filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated Feb. 15, 2005.

*10.10	PPG Industries, Inc. Executive Officers’ Annual Incentive Compensation Plan, as amended effective Feb. 18, 2004, was filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the period ended Dec. 31, 2003.

*10.11	PPG Industries, Inc. Incentive Compensation and Deferred Income Plan for Key Employees, as amended Feb. 15, 2006, was filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2005.

*10.12	PPG Industries, Inc. Management Award and Deferred Income Plan was filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the period ended Dec. 31, 2002.

*10.13	PPG Industries, Inc. Stock Plan, dated as of April 17, 1997, as amended July 20, 2005, was filed as Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the period ended Sept. 30, 2005.

*10.14	Form of Non-Qualified Option Agreement was filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated Feb. 15, 2005.

*10.15	Form of Non-Qualified Option Agreement for Directors was filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated Feb. 15, 2005.

*10.16	Summary of Non-Employee Director Compensation and Benefits was filed as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2005.

*10.17	PPG Industries, Inc. Challenge 2000 Stock Plan was filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003.

*10.18	PPG Industries, Inc. Omnibus Incentive Plan was filed as Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.

†12	Computation of Ratio of Earnings to Fixed Charges for the Three Months Ended March 31, 2007 and for the Five Years Ended December 31, 2006.

†31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

† Filed herewith.

*	Management contracts, compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 601 of Regulation S-K.