Form 10-Q
period 2007-06-30
PPG INDUSTRIES INC
filed 2007-07-30
CIK 79879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2007

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

As of June 30, 2007, 164,052,006 shares of the Registrant’s common stock, par value $1.66-2/3 per share, were outstanding.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Income (Unaudited)

(Millions, except per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Net sales	$3,173	$2,824	$6,090	$5,462
Cost of sales, exclusive of depreciation and amortization	2,017	1,747	3,902	3,438
Selling, general and administrative	565	495	1,103	955
Depreciation	90	84	177	166
Research and development	88	78	172	153
Interest	23	21	45	41
Amortization (Note 8)	15	10	29	19
Asbestos settlement – net (Note 16)	8	8	17	17
Business restructuring (Note 6)	—	2	—	37
Other charges	11	1	35	24
Other earnings	(40)	(27)	(66)	(62)

Income before income taxes and minority interest	396	405	676	674
Income tax expense	124	107	192	173
Minority interest	23	18	41	37

Net income	$249	$280	$443	$464

Earnings per common share (Note 4)	$1.51	$1.69	$2.69	$2.80

Earnings per common share – assuming dilution (Note 4)	$1.50	$1.68	$2.67	$2.79

Dividends per common share	$0.50	$0.48	$1.00	$0.95

The accompanying notes to the condensed consolidated financial statements are an integral part of this consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheet (Unaudited)

	June 30 2007	(Restated, Note 1) Dec. 31 2006

	(Millions)
Assets
Current assets:
Cash and cash equivalents	$197	$455
Receivables-net	2,583	2,168
Inventories (Note 7)	1,480	1,390
Other	691	579

Total current assets	4,951	4,592

Property (less accumulated depreciation of $6,045 million and $5,848 million)	2,535	2,496
Investments	374	352
Goodwill (Note 8)	1,466	1,396
Identifiable intangible assets (Note 8)	637	586
Other assets	721	645

Total	$10,684	$10,067

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt and current portion of long-term debt	$216	$140
Asbestos settlement (Note 16)	601	557
Accounts payable and accrued liabilities	2,145	2,090

Total current liabilities	2,962	2,787

Long-term debt	1,151	1,155
Asbestos settlement (Note 16)	315	332
Deferred income taxes	146	136
Other postretirement benefits	1,060	1,028
Other liabilities	1,181	1,201

Total liabilities	6,815	6,639

Commitments and contingent liabilities (Note 16)
Minority interest	184	148

Shareholders’ equity:
Common stock	484	484
Additional paid-in capital	497	408
Retained earnings	7,742	7,453
Treasury stock	(4,200)	(4,101)
Unearned compensation	(6)	(25)
Accumulated other comprehensive loss (Note 11)	(832)	(939)

Total shareholders’ equity	3,685	3,280

Total	$10,684	$10,067

The accompanying notes to the condensed consolidated financial statements are an integral part of this consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows (Unaudited)

	Six Months Ended June 30
	2007	2006
	(Millions)
Cash from operating activities	$229	$333

Investing activities:
Capital spending
Additions to property and long-term investments	(184)	(151)
Business acquisitions, net of cash balances acquired	(172)	(138)
Reductions of other property and investments	26	33
Purchases of short-term investments	—	(516)
Proceeds from sales of short-term investments	—	516
Deposits held in escrow	(44)	—
Release of deposits held in escrow	—	67

Cash used for investing activities	(374)	(189)

Financing activities:
Net change in borrowings with maturities of three months or less	122	(5)
Proceeds from other short-term debt	39	78
Repayment of other short-term debt	(73)	(90)
Repayment of long-term debt	(21)	(18)
Repayment of loans by employee stock ownership plan	19	5
Purchase of treasury stock	(177)	(48)
Issuance of treasury stock	139	29
Dividends paid	(165)	(157)

Cash used for financing activities	(117)	(206)

Effect of currency exchange rate changes on cash and cash equivalents	4	15

Net decrease in cash and cash equivalents	(258)	(47)

Cash and cash equivalents, beginning of period	455	466

Cash and cash equivalents, end of period	$197	$419

The accompanying notes to the condensed consolidated financial statements are an integral part of this consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Financial Statements

The condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position of PPG Industries, Inc. and subsidiaries (the “Company” or “PPG”) as of June 30, 2007, and the results of their operations for the three and six months ended June 30, 2007 and 2006, and their cash flows for the six months then ended. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in PPG’s Annual Report on Form 10-K for the year ended December 31, 2006.

Certain amounts in the 2006 financial statements have been reclassified to be consistent with the 2007 presentation, including the information presented for our reportable business segments. These reclassifications had no impact on our previously reported net income, total assets, cash flows or shareholders’ equity.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” Under this standard, a company must recognize a net liability or asset to report the funded status of its defined benefit pension and other postretirement benefit plans on its balance sheet as well as recognize changes in that funded status in the year in which the changes occur, through charges or credits to comprehensive income. In adopting the recognition and disclosure provisions of SFAS No. 158 as of Dec. 31, 2006, PPG incorrectly presented the transition adjustment as part of other comprehensive loss in its statement of comprehensive income and statement of shareholders’ equity for the year ended Dec. 31, 2006. The transition adjustment should have been reported as a direct adjustment to the balance of accumulated other comprehensive loss as of Dec. 31, 2006. The Company will correct the presentation of other comprehensive loss for 2006 the next time the 2006 financial statements are filed. Comprehensive income for 2006 was incorrectly reported as $545 million. The correct amount of comprehensive income for 2006 is $1,050 million. The “as reported” amount of other comprehensive loss for 2006 was $166 million and the “as revised” amount will be other comprehensive income of $339 million.

Additionally, PPG included the portion of the transition adjustment related to previously unrecognized accumulated actuarial gains related to the impact of the federal subsidy provided under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 in calculating the deferred tax impact on the transition adjustment on the accumulated projected benefit obligation for other postretirement benefits. However, no deferred taxes should have been recorded related to this portion of the transition adjustment as the federal subsidy is non-taxable. Due to this error, the impact of the adoption of SFAS No. 158 on accumulated other comprehensive loss at Dec. 31, 2006 was overstated by $46 million and the net deferred tax asset balance was understated by the same amount. The previously reported adjustment to accumulated other comprehensive loss from the adoption of SFAS No. 158 of $505 million should have been $459 million. The accompanying condensed consolidated balance sheet as of Dec. 31, 2006 has been restated to increase other assets and to reduce accumulated other comprehensive loss by $46 million, as follows:

Balance sheet caption (millions)	As previously reported	As restated
Other assets	$599	$645
Accumulated other comprehensive loss	$(985)	$(939)

The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.

2.	Newly Adopted Accounting Standards

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework in generally accepted accounting principles for measuring fair value, and expands disclosures about fair value measurements. This standard only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not increase the use of fair value measurement. SFAS No. 157 is effective for fiscal years beginning after Nov. 15, 2007. The Company is currently evaluating the impact of adopting this Statement; however, the adoption is not expected to have an effect on PPG’s consolidated results of operations or financial position.

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

4.	Earnings Per Common Share

The following table presents the earnings per common share calculations for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended June 30		Six Months Ended June 30
(Millions, except per share amounts)	2007	2006	2007	2006
Earnings per common share
Net income	$249	$280	$443	$464
Weighted average common shares outstanding	164.8	165.9	164.7	165.9

Earnings per common share	$1.51	$1.69	$2.69	$2.80

Earnings per common share - assuming dilution
Net income	$249	$280	$443	$464
Weighted average common shares outstanding	164.8	165.9	164.7	165.9
Effect of dilutive securities:
Stock options	1.1	0.8	0.9	0.6
Other stock compensation plans	0.5	0.2	0.5	0.2

Potentially dilutive common shares	1.6	1.0	1.4	0.8

Adjusted weighted average common shares outstanding	166.4	166.9	166.1	166.7

Earnings per common share - assuming dilution	$1.50	$1.68	$2.67	$2.79

Excluded from the computation of diluted earnings per share due to their antidilutive effect were 0.2 million and 0.9 million outstanding stock options for the three and six months ended June 30, 2007, and 3.7 million and 4.1 million outstanding stock options for the three and six months ended June 30, 2006.

5.	Acquisitions

During the six months ended June 30, 2007, the Company spent $172 million on acquisitions, including purchase price adjustments related to 2006 acquisitions. In January, the Company acquired the architectural and industrial coatings businesses of Renner Sayerlack, S.A., Gravatai, Brazil, to expand its coatings businesses in Latin America. The acquired business operates manufacturing plants in Brazil, Chile, and Uruguay and each plant also serves as a distribution center. The preliminary purchase price allocation resulted in an excess of purchase price over the fair value of net assets acquired, which has been reflected as an addition to goodwill.

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

During the six months ended June 30, 2007, adjustments were made to the preliminary purchase price allocations related to several acquisitions that occurred in 2006. The purchase price allocations related to acquisitions made in the first and second quarters of 2006 have been completed. Further adjustments to the allocations for acquisitions made in 2007 and the second half of 2006 are expected as the Company finalizes estimates related to acquired assets and liabilities. These adjustments are expected to be completed within twelve months of each date of acquisition.

On July 19, 2007, PPG made an offer to purchase SigmaKalon Group, a worldwide coatings producer based in Uithoorn, Netherlands, from global private investment firm Bain Capital. The total transaction value, including assumed debt, is €2.2 billion (approximately $3.0 billion). Bain Capital has granted a period of exclusivity to PPG and intends to respond to the offer after discussions with appropriate employee representative bodies. Should Bain Capital accept the offer, the acquisition would be subject to customary conditions, including receipt of regulatory approval. SigmaKalon is a global producer of architectural, protective, marine and industrial coatings, and a leading coatings supplier in many parts of Europe and other key national markets across the globe, with an increasing presence in Africa and Asia. SigmaKalon sells architectural coatings directly to professional painters via a network of service centers, and it maintains a network of approximately 500 company-owned stores and approximately 3,000 independent dealers that give it direct access to customers. SigmaKalon sales in 2006 were approximately $2.6 billion.

The amount of the offer to purchase SigmaKalon Group is denominated in Euros. As a result, the purchase price is subject to adjustment based on foreign currency fluctuation until the purchase transaction is closed. A 10% change in the value of the U.S. dollar as compared to the Euro during this time period would change the U.S. dollar cost of the acquisition by approximately $300 million. PPG is currently evaluating alternative means of mitigating this exposure to foreign currency fluctuation.

On July 17, 2007, PPG entered into a commitment letter with Credit Suisse and Credit Suisse Securities (USA) LLC (together, “Credit Suisse”), under which Credit Suisse agreed to provide a proposed €2.2 billion (approximately $3.0 billion) senior unsecured 364-day loan facility (the “Facility”) to fund the proposed acquisition of SigmaKalon Group, subject to customary terms and conditions set forth in the commitment letter. PPG will enter into the proposed Facility with Credit Suisse and such other lenders on customary terms and conditions as to be agreed by the parties thereto. PPG intends to repay borrowings under the Facility from the possible issuance of debt and/or other securities.

In July 2007, PPG reached agreement to acquire Barloworld Coatings Australia, the architectural paint unit of South African-based Barloworld, Ltd., a multinational industrial brand management company. Completion of the acquisition is subject to customary closing conditions, including receipt of required regulatory approvals. Barloworld Coatings Australia, a leading Australian architectural and decorative paint manufacturer, produces Taubmans, Bristol and White Knight brands of architectural coatings. The acquisition includes a production facility in Villawood, New South Wales. Barloworld Coatings Australia distributes products through 85 company-owned stores, a network of sole-brand distributors and numerous independent dealers. In addition, the company’s paints are sold through Bunnings, Australia’s largest home-improvement retailer, and exported to New Zealand. Barloworld Coatings Australia sales in 2006 were approximately $155 million.

6.	Business Restructuring

During the first quarter of 2006, the Company finalized plans for certain actions to reduce its workforce and consolidate facilities and recorded a charge of $35 million for restructuring and other related activities, including severance costs of $33 million and loss on asset impairment of $2 million. In the second quarter of 2006, the remaining approvals were received related to additional severance actions and a cost of $4 million was accrued. These restructuring actions were substantially completed by the end of the first quarter of 2007. In addition, $5 million of the cost accrued in the first quarter of 2006 was reversed later that year as a result of actions not being taken or being completed at a cost that was less than the estimated amount accrued. In the fourth quarter of 2006, the Company undertook further restructuring actions, which resulted in an additional charge of $3 million for severance costs. These restructuring actions were substantially completed by the end of the second quarter of 2007.

The following table summarizes the details through June 30, 2007.

	Severance Costs	Asset Impairments	Total Charge	Employees Covered
	(Millions, except no. of employees)
Industrial Coatings	$28	$1	$29	353
Performance and Applied Coatings	7	1	8	193
Optical and Specialty Materials	1	—	1	33
Glass	4	—	4	190
Reversal	(5)	—	(5)	(112)

Total	$35	$2	$37	657
Activity	(34)	(2)	(36)	(649)

Balance	$1	$—	$1	8

7.	Inventories

Inventories as of June 30, 2007 and December 31, 2006 are detailed below.

	June 30 2007	Dec. 31 2006
	(Millions)
Finished products	$888	$850
Work in process	142	129
Raw materials	309	273
Supplies	141	138

Total	$1,480	$1,390

Most domestic and certain foreign inventories are valued using the last-in, first-out method. If the first-in, first-out method of inventory valuation had been used, inventories would have been $239 million and $249 million higher as of June 30, 2007 and December 31, 2006, respectively.

8.	Goodwill and Other Identifiable Intangible Assets

The change in the carrying amount of goodwill attributable to each business segment for the six months ended June 30, 2007 was as follows:

	Industrial Coatings	Performance and Applied Coatings	Optical and Specialty Materials	Glass	Total
	(Millions)
Balance, December 31, 2006	$285	$943	$84	$84	$1,396
Goodwill from acquisitions	2	36	(3)	—	35
Currency translation	5	26	2	2	35

Balance, June 30, 2007	$292	$1,005	$83	$86	$1,466

The carrying amount of acquired trademarks with indefinite lives as of June 30, 2007 and December 31, 2006 totaled $144 million.

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and are detailed below.

	June 30, 2007			December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(Millions)
Acquired technology	$461	$(187)	$274	$400	$(164)	$236
Other	348	(129)	219	335	(129)	206

Balance	$809	$(316)	$493	$735	$(293)	$442

Aggregate amortization expense related to these identifiable intangible assets for the three and six months ended June 30, 2007 was $15 million and $29 million, respectively, and for the three and six months ended June 30, 2006 was $10 million and $19 million, respectively. As of June 30, 2007, estimated future amortization expense of identifiable intangible assets is as follows: $28 million for the remaining two quarters of 2007 and $54 million, $52 million, $50 million, $41 million and $38 million in 2008, 2009, 2010, 2011 and 2012, respectively.

9.	Income Taxes

The Company files federal, state, and local income tax returns in numerous domestic and foreign jurisdictions. In most tax jurisdictions, returns are subject to examination by the relevant tax authorities for a number of years after the returns have been filed. The Company is no longer subject to examinations by tax authorities in any major tax jurisdiction for years before 2001. Additionally, the Internal Revenue Service (“IRS”) has completed its examination of the Company’s U.S. federal income tax returns filed for years through 2003. The IRS has commenced an examination of the Company’s 2004 and 2005 federal income tax returns, which we currently believe will be completed in 2008.

As of January 1, 2007, the gross amount of unrecognized tax benefits was $83 million, of which $76 million would impact the effective tax rate, if recognized. The remaining $7 million represents the U.S. federal tax benefit that has been provided on the assumption that we will not realize the portion of the total unrecognized tax benefits related to uncertain state tax positions. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of January 1, 2007, the Company had approximately $6 million accrued for the estimated interest and penalties on unrecognized tax benefits.

While it is expected that the amount of unrecognized tax benefits will change in the next twelve months, quantification of an estimated range cannot be made at this time. PPG does not expect this change to have a significant impact on the results of operations or financial position of the Company.

10.	Pensions and Other Postretirement Benefits

The net periodic benefit costs for the three and six months ended June 30, 2007 and 2006 were as follows:

	Pensions
	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
	(Millions)
Service cost	$17	$17	$36	$36
Interest cost	53	48	105	98
Expected return on plan assets	(67)	(56)	(132)	(114)
Amortization of prior service cost	4	4	7	8
Amortization of actuarial losses	21	27	41	53

Net periodic pension cost	$28	$40	$57	$81

The decline in net periodic pension cost is due to improved actual investment returns in 2006 and the impact of Company contributions made to our U.S. plans in 2006 and 2007.

On Aug. 17, 2006, the Pension Protection Act of 2006 (“PPA”) was signed into law, changing the funding requirements for our U.S. defined benefit pension plans beginning in 2008. Under current funding requirements, PPG does not have to make a mandatory contribution to our U.S. defined benefit pension plans in 2007. We are currently evaluating the impact that PPA will have on our funding requirements for 2008 and beyond.

In the first six months of 2007, we made $102 million of voluntary contributions to our U.S. defined benefit pension plans, and we may make additional voluntary contributions to these plans in 2007. We expect to make mandatory contributions to our non-U.S. plans in 2007 of approximately $37 million, of which approximately $13 million was contributed as of June 30, 2007.

The net periodic other postretirement benefit costs for the three and six months ended June 30, 2007 and 2006 were as follows:

	Other Postretirement Benefits
	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
	(Millions)
Service cost	$5	$6	$12	$13
Interest cost	16	15	32	31
Amortization of prior service cost	(2)	(3)	(5)	(7)
Amortization of actuarial losses	9	10	17	19

Net periodic other postretirement benefit cost	$28	$28	$56	$56

The net periodic costs for other postretirement benefits in the table above include the benefit of the subsidy under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 for all periods presented.

11.	Comprehensive Income

Total comprehensive income for the three and six months ended June 30, 2007 and 2006 was as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
	(Millions)
Net income	$249	$280	$443	$464
Other comprehensive income, net of tax:
Pension and other postretirement benefits	(14)	—	(14)	—
Currency translation adjustment	72	86	115	117
Unrealized (losses) gains on marketable securities	(2)	(1)	(2)	1
Net change – derivatives (Note 12)	(11)	(5)	8	(5)

	45	80	107	113

Total comprehensive income	$294	$360	$550	$577

12.	Derivative Financial Instruments

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

During the first six months of 2007, other comprehensive income included a net gain due to derivatives of $8 million, net of tax. This gain was comprised of realized losses of $6 million and unrealized gains of $2 million. The realized losses related to the settlement during the period of natural gas contracts and interest rate swaps owned by one of the Company’s investees accounted for under the equity method of accounting. The unrealized gains related to the change in fair value of the natural gas contracts and interest rate swaps owned by one of the Company’s investees accounted for under the equity method of accounting. These unrealized gains were partially offset by unrealized losses on foreign currency contracts.

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

In November 2002, PPG entered into a one-year renewable equity forward arrangement with a bank in order to partially mitigate the impact of changes in the fair value of PPG stock that is to be contributed to the asbestos settlement trust as discussed in Note 16. This instrument, which has been renewed, is recorded at fair value as an asset or liability and changes in the fair value of this instrument are reflected in “Asbestos settlement – net” in the condensed consolidated statement of income. The fair value of this instrument as of June 30, 2007 and December 31, 2006 was a current asset of $24 million and $14 million, respectively. PPG recorded income of $5 million and $10 million for the three and six months ended June 30, 2007, respectively, and income of $2 million and $7 million for the three and six months ended June 30, 2006, respectively, for the change in fair value of this instrument.

13.	Cash Flow Information

Cash payments for interest were $57 million and $52 million for the six months ended June 30, 2007 and 2006, respectively. Net cash payments for income taxes for the six months ended June 30, 2007 and 2006 were $185 million and $161 million, respectively.

14.	Reportable Segment Information

PPG is a multinational manufacturer with fourteen operating segments that are organized based on our major product lines. These operating segments are also our reporting units for purposes of testing goodwill for impairment. The operating segments have been aggregated based on the nature of their products, production processes, end-use markets and methods of distribution into five reportable segments. In the fourth quarter of 2006, we changed the composition of our reportable segment information to reflect management’s current view of our organization and to provide further clarity in our reporting of business performance. The reportable segment information presented for the three and six months ended June 30, 2006 has been restated to conform to the 2007 presentation.

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

Reportable segment net sales and segment income for the three and six months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
	(Millions)
Net sales:
Performance and Applied Coatings	$974	$774	$1,829	$1,452
Industrial Coatings	943	811	1,812	1,579
Optical and Specialty Materials	296	262	576	494
Commodity Chemicals	380	372	751	773
Glass	580	605	1,122	1,164

Total (a)	$3,173	$2,824	$6,090	$5,462

Segment income:
Performance and Applied Coatings	$159	$145	$280	$250
Industrial Coatings	109	104	204	195
Optical and Specialty Materials	71	61	138	117
Commodity Chemicals	57	86	101	173
Glass	50	53	70	88

Total	446	449	793	823
Legacy costs (b)	(6)	11	(11)	(1)
Asbestos settlement – net	(8)	(8)	(17)	(17)
Interest – net	(20)	(18)	(39)	(35)
Restructuring	—	(2)	—	(37)
Unallocated stock based compensation (Note 15)	(9)	(10)	(18)	(18)
Other unallocated corporate expense – net	(7)	(17)	(32)	(41)

Income before income taxes and minority interest	$396	$405	$676	$674

(a)	Intersegment net sales for the three and six months ended June 30, 2007 and 2006 were not material.
(b)	Legacy costs include current costs related to former operations of the Company, including certain environmental remediation, pension and other postretirement benefit costs, and certain charges which are considered to be unusual or non-recurring. For the three and six months ended June 30, 2006, these costs included pretax income of $28 million for a litigation related insurance recovery.

15.	Stock-Based Compensation

The Company’s stock-based compensation includes stock options, restricted stock units (“RSUs”) and annual grants of contingent shares that are earned based on achieving targeted levels of total shareholder return. On April 20, 2006, the PPG Industries, Inc. Omnibus Incentive Plan (“PPG Omnibus Plan”) was approved by shareholders of the Company. The PPG Omnibus Plan consolidated into one plan several of the Company’s previously existing compensatory plans providing for equity-based and cash incentive awards to certain of the Company’s employees and directors. Effective April 20, 2006, all grants of stock options, RSUs and contingent shares are made under the PPG Omnibus Plan. The provisions of the PPG Omnibus Plan do not modify the terms of awards that were granted under the Company’s previously existing compensatory plans. There were 8.7 million shares available for future grants under the PPG Omnibus Plan as of June 30, 2007.

Total stock-based compensation cost was $9 million and $18 million for the three and six months ended June 30, 2007, respectively, and $10 million and $18 million for the three and six months ended June 30, 2006, respectively. The total income tax benefit recognized in the income statement related to the stock-based compensation was $3 million and $6 million for the three and six months ended June 30, 2007, respectively, and for the three and six months ended June 30, 2006, respectively.

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

Restricted Stock Units

Long-term incentive value is delivered to selected key management employees by granting RSUs, which have either time or performance-based vesting features. The fair value of an RSU is equal to the market value of a share of stock on the date of grant. Time-based RSUs vest over the three-year period following the date of grant, unless forfeited, and will be paid out in the form of stock, cash or a combination of both at the Company’s discretion at the end of the three-year vesting period. Performance-based RSUs vest based on achieving specific annual performance targets for earnings per share growth and cash flow return on capital over the three-year period following the date of grant. Unless forfeited, the performance-based RSUs will be paid out in the form of stock, cash or a combination of both at the end of the three-year vesting period if PPG meets the performance targets. The actual award for performance-based vesting may range from 0% to 150% of the original grant, as 50% of the grant vests in each year that targets are met during the three-year period. If the designated performance targets are not met in any of the three years in an award period, no payout will be made on the performance-based RSUs. For the purposes of expense recognition, we have assumed that the performance-based RSUs granted will vest at the 100% level. The performance targets for 2005 and 2006 were achieved.

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

On Oct. 19, 2005, PPG entered into a settlement agreement to settle the federal glass class action antitrust case in order to avoid the ongoing expense of this protracted case, as well as the risks and uncertainties associated with complex litigation involving jury trials. Pursuant to the settlement agreement, PPG agreed to pay $60 million and to bear up to $500,000 in settlement administration costs. These amounts were held in escrow until the U.S. District Court entered an order on Feb. 7, 2006, approving the settlement. This order is no longer appealable. As a result of the settlement, PPG also paid $900,000 pursuant to a pre-existing contractual obligation to a plaintiff that did not participate in the federal glass class action antitrust case. Separately, on Nov. 8, 2006, PPG entered into a class-wide settlement agreement to resolve all claims of indirect purchasers of flat glass in California. PPG agreed to make a payment of $2.5 million, inclusive of attorneys’ fees and costs. On Jan. 30, 2007, the Court granted preliminary approval of the settlement. The Court has also approved the form of notice to the settlement class. A hearing on final approval of the settlement, initially scheduled for July 10, 2007, was cancelled and has not been rescheduled. Independent state court cases remain pending in Tennessee involving claims that are not included in the settlement of the federal and California glass class action antitrust cases. Notwithstanding that PPG has agreed to settle the federal and California glass class action antitrust cases, and is considering settlement of the Tennessee cases, PPG continues to believe that there was no wrongdoing on the part of the Company and also believes that PPG has meritorious defenses to the independent state court cases.

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

There are class action lawsuits in five states that mimic the federal class action but were filed pursuant to state statutes on behalf of indirect purchasers of automotive refinish products. The plaintiffs in these cases have not yet specified an amount of alleged damages. The cases are in state courts in California, Maine, Massachusetts, Tennessee and Vermont. A similar suit brought in a federal court in New York City was dismissed on May 8, 2007. PPG believes that there was no wrongdoing on its part, and believes it has meritorious defenses to the independent state court cases. Notwithstanding the foregoing, PPG agreed to settle the California state court cases and it is considering potential settlement of the remaining state court cases. Necessary court proceedings will follow before the settlement of the California state court cases becomes final and non-appealable. The hearing date for court approval is scheduled for October 4, 2007.

Beginning in April 1994, the Company was a defendant in a suit filed by Marvin Windows and Doors (“Marvin”) alleging numerous claims, including breach of warranty. All of the plaintiff’s claims, other than breach of warranty, were dismissed. However, on Feb. 14, 2002, a federal jury awarded Marvin $136 million on the remaining claim. Subsequently, the court added $20 million for interest bringing the total judgment to $156 million. PPG appealed that judgment and the appeals court heard the parties’ arguments on June 9, 2003. On March 23, 2005, the appeals court ruled against PPG. Subsequent to the ruling by the court, PPG and Marvin agreed to settle this matter for $150 million and PPG recorded a charge for that amount in the first quarter of 2005. PPG paid the settlement on Apr. 28, 2005. PPG subsequently received $51 million in insurance recoveries related to this settlement; of which $28 million and $33 million is included in “Other charges” for the three and six months ended June 30, 2006, respectively, and the remainder was received in the in the third quarter of 2005.

For over thirty years, PPG has been a defendant in lawsuits involving claims alleging personal injury from exposure to asbestos. As of June 30, 2007, PPG was one of many defendants in numerous asbestos-related lawsuits involving approximately 114,000 open claims served on PPG. Most of PPG’s potential exposure relates to allegations by plaintiffs that PPG should be liable for injuries involving asbestos-containing thermal insulation products manufactured and distributed by Pittsburgh Corning Corporation (“PC”). PPG and Corning Incorporated are each 50% shareholders of PC. PPG has denied responsibility for, and has defended, all claims for any injuries caused by PC products.

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

In addition, and in response to additional motions to lift the stay filed on behalf of other premises claimants, the Bankruptcy Court issued a series of orders in late December 2006 lifting the stay, effective Jan. 31, 2007, with respect to an additional 496 premises claims. PPG is the process of gathering preliminary information about these claims. Other premises claims that have not been resolved remain subject to the stay. Asbestos claims other than premises claims remain subject to the stay, as outlined above, although the claimants who were party to the action resulting in a jury verdict against PPG in January 2000 have moved to lift the stay with respect to their claims. That motion is scheduled to be argued before the Bankruptcy Court in the third quarter of 2007.

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

In the second quarter of 2002, an initial charge of $772 million was recorded for the estimated cost of the PPG Settlement Arrangement which included the net present value as of December 31, 2002, using a discount rate of 5.5% of the aggregate cash payments of approximately $998 million to be made by PPG to the Trust. That amount also included the carrying value of PPG’s stock in Pittsburgh Corning Europe, the fair value as of June 30, 2002 of 1,388,889 shares of PPG common stock and $30 million in legal fees of the Trust to be paid by PPG, which together with the first payment originally scheduled to be made to the Trust on June 30, 2003, were reflected in the current liability for PPG’s asbestos settlement in the balance sheet as of June 30, 2002. The net present value at that date of the remaining payments of $566 million was recorded in the noncurrent liability for asbestos settlement. The following table summarizes the impact on our income statement for the three and six months ended June 30, 2007 and 2006 resulting from the PPG Settlement Arrangement including the change in fair value of the stock to be transferred to the asbestos settlement trust and the equity forward instrument (see Note 12, “Derivative Financial Instruments and Hedge Activities”) and the increase in the net present value of the future payments to be made to the Trust.

	Three Months Ended June 30		Six Months Ended June 30
Increase (decrease) in expense:	2007	2006	2007	2006
	(Millions)
Change in fair value:
PPG stock	$8	$4	$16	$12
Equity forward instrument	(5)	(2)	(10)	(7)
Accretion of asbestos liability	5	6	11	12

Asbestos settlement – net expense	$8	$8	$17	$17

The fair value of the equity forward instrument was $24 million and $14 million as of June 30, 2007 and December 31, 2006, respectively, and was included as an other current asset in the accompanying condensed consolidated balance sheet. Payments under the fixed payment schedule require annual payments that are due each June. The current portion of the asbestos settlement liability included in the accompanying condensed consolidated balance sheet as of June 30, 2007, consists of all such payments required through June 2008, the fair value of PPG’s common stock and legal fees and expenses. The amount due June 30, 2009, of $38 million and the net present value of the remaining payments is included in the long-term asbestos settlement liability in the accompanying condensed consolidated balance sheet. For 2007, accretion expense associated with the asbestos liability will range from $5 million to $6 million per quarter.

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

It is PPG’s policy to accrue expenses for environmental contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Reserves for environmental contingencies are exclusive of claims against third parties and are generally not discounted. As of June 30, 2007 and December 31, 2006, PPG had reserves for environmental contingencies totaling $277 million and $282 million, respectively, of which $52 million and $65 million, respectively, were classified as current liabilities. Pretax charges against income for environmental remediation costs totaled $2 million and $5 million, respectively, for the three and six months ended June 30, 2007, and $13 million and $27 million, respectively, for the three and six months ended June 30, 2006, and are included in “Other charges” in the accompanying condensed consolidated statement of income. Cash outlays related to such environmental remediation aggregated $5 million and $10 million, respectively, for the three and six months ended June 30, 2007 and $3 million and $13 million, respectively, for the three and six months ended June 30, 2006.

Management anticipates that the resolution of the Company’s environmental contingencies will occur over an extended period of time. Over the 15 years prior to 2006, the pretax charges against income ranged between $10 million and $49 million per year. Consistent with our previous disclosure, charges for estimated environmental remediation costs in 2006 were significantly higher than our historical range as a result of our continuing efforts to analyze and assess the environmental issues associated with a former chromium manufacturing plant site located in Jersey City, NJ and at the Calcasieu River Estuary located near our Lake Charles, LA chlor-alkali plant, which efforts resulted in a pre-tax charge of $173 million in the third quarter of 2006 for the estimated costs of remediating these sites. We anticipate that charges against income in 2007 for environmental remediation costs will be within the prior historical range. We expect cash outlays for environmental remediation costs to be approximately $30 million in 2007 and to range from $50 million to $70 million annually through 2011. The level of expected cash outlays in 2007 is less than initially anticipated due to activity related to the former chromium manufacturing plant site in New Jersey, as PPG awaits approval of workplans that have been submitted to the applicable regulatory agencies. It is possible, however, that technological, regulatory and enforcement developments, the results of environmental studies and other factors could alter these expectations. In management’s opinion, the Company operates in an environmentally sound manner and the outcome of the Company’s environmental contingencies will not have a material effect on PPG’s financial position or liquidity; however, any such outcome may be material to the results of operation of any particular period in which costs, if any, are recognized.

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

As a result of the extensive analysis undertaken in connection with the preparation and submission of the feasibility study work plan for the former chromium manufacturing location, the Company recorded a pretax charge of $165 million in the third quarter of 2006. This charge included estimated costs for remediation at all remaining ACO sites, including the former manufacturing site, and for the resolution of litigation filed by NJDEP as discussed below. In

May 2005, the NJDEP filed a complaint against PPG and two other former chromium producers seeking to hold the parties responsible for a further 53 sites where the source of chromium contamination is not known and to recover costs incurred by the agency in connection with its response activities at certain of those sites. This case is in discovery with ongoing mediation to resolve the allocation of these additional sites among the three companies. As of June 30, 2007 and December 31, 2006 PPG had reserves of $197 million and $198 million, respectively, for environmental contingencies associated with all New Jersey sites.

Multiple future events, such as feasibility studies, remedy selection, remedy design and remedy implementation involving agency action or approvals will be required, and considerable uncertainty exists regarding the timing of these future events for the remaining 14 sites covered by the ACO. Final resolution of these events is expected to occur over an extended period of time. However, based on current information, it is expected that feasibility study approval and remedy selection could occur during 2008 for the former chromium plant and six adjacent sites, while remedy design and approval could occur during 2008 to 2009, and remedy implementation could occur during 2009 to 2013, with some period of long-term monitoring for remedy effectiveness to follow. One other site is expected to be remediated during 2007 to 2008. Activities at six other sites have not yet begun and the timing of future events related to these sites cannot be predicted at this time. Based on current information, we expect cash outlays related to remediation efforts in New Jersey to range from $10 million to $15 million in 2007 and $30 million to $55 million annually from 2008 through 2011.

In Lake Charles, the U.S. Environmental Protection Agency has completed investigation of contamination levels in the Calcasieu River estuary and issued a Final Remedial Investigation Report in September 2003, which incorporates the Human Health and Ecological Risk Assessments, indicating that elevated levels of risk exist in the estuary. PPG and other potentially responsible parties are performing a feasibility study under the authority of the Louisiana Department of Environmental Quality (“LDEQ”). PPG’s exposure with respect to the Calcasieu Estuary is focused on the lower few miles of Bayou d’Inde, a small tributary to the Calcasieu Estuary near PPG’s Lake Charles facility, and about 150 to 200 acres of adjacent marshes. The Company and three other potentially responsible parties submitted a draft remediation feasibility study report to the LDEQ in October 2006 following completion of the feasibility study and an evaluation of its findings. The proposed remedial alternatives include sediment dredging, sediment capping, and biomonitoring of fish and shellfish. Principal contaminants of concern which may require remediation include various metals, dioxins and furans, and polychlorinated biphenyls. In response to agency comments on the draft study, the companies are undertaking additional investigation and will update the study. As a result of the analysis undertaken in connection with the preparation and submission of the draft feasibility study, PPG recorded a pretax charge of $8 million in the third quarter of 2006 for its estimated share of the remediation costs at this site.

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

Initial remedial actions are occurring at the three operating plant sites in our chemicals businesses. These three operating plant sites include our Barberton, OH, Lake Charles, LA and Natrium, WV locations. At Barberton, we have completed a Facility Investigation and Corrective Measure Study (CMS) under USEPA’s Resource Conservation and Recycling Act (RCRA) Corrective Action Program. Currently, we are implementing the remediation alternatives recommended in the CMS using a performance-based approach with USEPA Region V oversight. Similarly, we have completed a Facility Investigation and CMS for our Lake Charles facility under the oversight of the Louisiana Department of Environmental Quality (LDEQ). The LDEQ has accepted our proposed remedial alternatives which are expected to be incorporated into the facility’s RCRA operating permit during 2007. Planning for or implementation of these proposed alternatives is in progress. At our Natrium facility, a Facility Investigation has been completed, initial interim remedial measures have been implemented to mitigate soil impacts but additional investigation is required to more fully define the nature and extent of groundwater contamination and to identify appropriate, additional remedial actions.

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

The bankruptcy proceedings related to our partner in a fiber glass joint venture in Venezuela have been in progress since 2003 and remain unresolved, which has created uncertainty concerning the future of the joint venture. After an extensive evaluation of a variety of options concerning a path forward, we have concluded that we will not be able to recover the carrying amount of our investment in and receivables from this joint venture and have written those assets off in the first quarter of 2007 by taking a pre-tax charge against earnings of $10 million which is included in “Other charges” in the accompanying condensed consolidated statement of income for the six months ended June 30, 2007.

The Company accrues for product warranties at the time the products are sold based on historical claims experience. As of June 30, 2007 and December 31, 2006, the reserve for product warranties was $9 million and $10 million, respectively. Pretax charges against income for product warranties and the related cash outlays were not material for the three and six months ended June 30, 2007 and 2006.

The Company had outstanding letters of credit of $71 million and guarantees of $65 million as of June 30, 2007. The Company does not believe any loss related to such guarantees is likely.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Performance in Second Quarter of 2007 Compared to Second Quarter of 2006

Performance Overview

Sales increased 12% for the second quarter of 2007 to $3,173 million compared to $2,824 million for the second quarter of 2006. Sales related to acquisitions accounted for an increase of 7% and higher volumes in all business segments except Glass increased sales by 3%. The positive effects of foreign currency translation accounted for an increase of 2% while selling prices were essentially flat.

Net income and earnings per share – assuming dilution for the second quarter of 2007 were $249 million and $1.50, respectively, compared to $280 million and $1.68, respectively, for the second quarter of 2006. Net income for the second quarter of 2007 included an aftertax charge of $6 million or 3 cents a share, to reflect the net increase in the current value of the Company’s obligation relating to asbestos claims under the PPG Settlement Arrangement. See Note 16, “Commitments and Contingent Liabilities” for a description of these charges. Net income for the second quarter of 2006 included aftertax earnings of $12 million, or 7 cents a share, for litigation related insurance recoveries in excess of litigation related costs, and an aftertax charge of $4 million, or 3 cents a share, to reflect the net increase in the current value of the Company’s obligation under the PPG Settlement Arrangement.

Net income for the second quarter of 2007 compared to the second quarter of 2006 was $31 million lower. The decrease in net income was due largely to the negative impact of inflation, lower selling prices in our Glass and Commodity Chemicals segments, and a higher effective tax rate. The positive impact of higher sales volume and earnings related to acquisitions were factors that increased net income for the second quarter of 2007. The absence in 2007 of litigation related insurance recoveries in excess of litigation related costs that occurred in 2006 was offset by higher equity income, lower environmental expense, and the gain on asset sales in 2007.

Performance of Reportable Segments

Performance and Applied Coatings sales increased 26% to $974 million for the second quarter of 2007 compared to $774 million for the second quarter of 2006. Sales increased 18% due to sales from acquisitions in all three Performance and Applied Coatings businesses, 3% due to improved sales volumes and 3% due to the positive impact of foreign currency translation. Volume growth in the architectural business was largely in the national accounts distribution channel. Volume growth in the refinish and aerospace businesses occurred throughout the world. Sales also increased 2% due to higher selling prices. Segment income was $159 million for the second quarter of 2007 compared to $145 million for the same quarter in 2006. Factors increasing segment income were improved volumes, earnings from acquisitions, and the positive impact of foreign currency translation. Segment income decreased due to higher overhead costs to support our growth initiatives in our architectural business. The negative impact of inflation, primarily higher raw material costs, was essentially offset by higher selling prices.

Industrial Coatings sales increased 16% to $943 million for the second quarter of 2007 compared to $811 million for the second quarter of 2006. Sales increased 8% due to acquisitions in our automotive and industrial coatings businesses, 4% due to the positive impact of foreign currency translation, and 4% from improved sales volumes as volume increases in automotive coatings and packaging coatings more than offset declines in the industrial coatings business in the U.S. and Canada. Volume growth in the automotive coatings business occurred in all regions of the world while in packaging coatings growth occurred in Latin America, Asia and Europe. The decline in industrial coatings’ North American volumes overshadowed solid growth for this business in Latin America, Europe and Asia. Segment income was $109 million for the second quarter of 2007 compared to $104 million for the same quarter in 2006. Segment income increased due to improved sales volumes, the impact of acquisitions, and lower manufacturing costs. Factors decreasing segment income were inflation, including higher raw material costs, and increased overhead costs to support our growth initiatives.

Optical and Specialty Materials sales increased 13% to $296 million for the second quarter of 2007 compared to $262 million for the second quarter of 2006. Sales increased 8% due to higher volumes in our optical products business, 4% due to the positive impact of foreign currency translation, and 1% as the result of sales from acquisitions in our optical products business. Segment income was $71 million for the second quarter of 2007 compared to $61 million for the same quarter in 2006. The increase in segment income was primarily the result of increased sales in optical products.

Commodity Chemicals sales increased 2% to $380 million for the second quarter of 2007 compared to $372 million for the second quarter 2006. Sales increased 8% due to higher volumes, but decreased 6% due to lower selling prices. Our sales volume was also impacted by several transitory production issues during the quarter that reduced the amount of product we had available for sale. Segment income was $57 million for the second quarter of 2007 compared to $86 million for the same quarter in 2006. Segment income was lower in large part due to lower selling prices, higher manufacturing costs, primarily maintenance costs, and higher natural gas costs. The benefits of improved sales volumes and lower environmental and pension costs increased segment income.

Glass sales decreased 4% to $580 million for the second quarter of 2007 compared to $605 million for the second quarter of 2006. Sales decreased 4% due to lower sales volumes, in our automotive OEM glass business. Lower selling prices were partially offset by the positive impact of foreign currency translation. Segment income was $50 million for the second quarter of 2007 compared to $53 million for the same quarter of 2006. Segment income decreased due to the negative impact of inflation, lower pricing, due largely to a lower energy surcharge in performance glazings, and lower sales volumes in automotive OEM glass. These reductions were offset by higher equity earnings and other income and lower manufacturing and pension costs.

With a goal of maximizing shareholder value, we continue to explore strategic alternatives related to our automotive OEM glass, automotive replacement glass and services and fine chemicals operating segments, including the potential sale of one or more of these operating segments.

Performance in the First Six Months of 2007 Compared to First Six Months of 2006

Performance Overview

Sales increased 12% for the first six months of 2007 to $6,090 million compared to $5,462 million for the first six months of 2006. Sales related to acquisitions accounted for an increase of 7%, volume accounted for an increase of 3%, and the positive effects of foreign currency translation accounted for an increase of 3%. A slight decline in selling prices reduced sales by 1%.

Net income and earnings per share – assuming dilution for the first six months of 2007 were $443 million and $2.67, respectively, compared to $464 million and $2.79, respectively, for the first six months of 2006. Net income for the first six months of 2007 included aftertax charges of $11 million, or 6 cents a share, to reflect the net increase in the current value of the Company’s obligation under the asbestos settlement agreement. Net income for the first six months of 2006 included aftertax earnings of $12 million, or 7 cents a share, for litigation related insurance recoveries in excess of litigation related costs and aftertax charges of $23 million, or 14 cents a share, for business restructuring and $10 million, or 6 cents a share, to reflect the net increase in the current value of the Company’s obligation under the asbestos settlement agreement.

Net income for the first six months of 2007 compared to the first six months of 2006 was $21 million lower. The decrease in net income was due to lower selling prices in our Commodity Chemicals and Glass segments, the negative impact of inflation, higher overhead expenses related to our growth initiatives, a higher effective tax rate and higher manufacturing costs, primarily in our Commodity Chemicals segment. Factors which increased net income were the positive impact of higher sales volume, the positive impact of acquisitions, the absence of prior year restructuring charges, and the positive effect of foreign currency translation. The absence in 2007 of litigation related insurance recoveries in excess of litigation related costs that occurred in 2006 was offset by lower environmental expense and higher equity earnings.

Performance of Reportable Segments

Performance and Applied Coatings sales increased 26% to $1,829 million for the first six of 2007 compared to $1,452 million for the first six months of 2006. Sales increased 18% due to sales from acquisitions in all three Performance and Applied Coatings businesses, 3% due to the positive impact of foreign currency translation, and 3% due to improved sales volumes in our aerospace coatings and automotive refinish businesses, which more than offset slightly lower volumes in architectural coatings. Volume growth in the automotive refinish and aerospace businesses occurred throughout the world. Sales also increased 2% due to higher selling prices. Segment income was $280 million for the first six months of 2007 compared to $250 million for the same period in 2006. Factors increasing segment income were improved sales volumes, earnings from acquisitions, the positive impact of foreign currency translation and higher selling prices, which more than offset the impact of inflation. Segment income decreased due to higher overhead costs to support our growth initiatives in this segment.

Industrial Coatings sales increased 15% to $1,812 million for the first six months of 2007 compared to $1,579 million for the first six months of 2006. Sales increased 7% due to acquisitions in our automotive and industrial coatings businesses, 5% due to the positive impact of foreign currency translation and 3% from improved sales volumes as volume increases in automotive coatings and packaging coatings more than offset declines in the volume of the industrial coatings business in the U.S. and Canada. Volume growth in the packaging coatings business occurred in all regions of the world, while in automotive coatings growth occurred primarily in North America and Europe. The decline in industrial coatings’ North American volumes overshadowed solid growth for this business in Europe and Asia. Segment income was $204 million for the first six months of 2007 compared to $195 million for the same period in 2006. Segment income increased due to improved sales volumes, the impact of acquisitions, lower manufacturing costs and the positive impact of foreign currency translation. Factors decreasing segment income were inflation, including higher raw material costs, which more than offset a slight improvement in selling prices, and increased overhead costs to support our growth initiatives.

Optical and Specialty Materials sales increased 17% to $576 million for the first six months of 2007 compared to $494 million for the first six months of 2006. Sales increased 10% due to higher volumes in our optical products and fine chemicals businesses, 4% due to the positive impact of foreign currency translation, and 3% as the result of sales from acquisitions in our optical products business. Segment income was $138 million for the first six months of 2007 compared to $117 million for the same quarter in 2006. The increase in segment income was primarily the result of increased sales volumes partially offset by increased overhead costs to support growth in our optical products business.

Commodity Chemicals sales decreased 3% to $751 million for the first six months of 2007 compared to $773 million for the first six months 2006. Sales decreased 12% due to lower selling prices, which declined in part due to lower natural gas input costs. The negative impact of lower selling prices was partially offset by an increase in sales volumes of 9%. Our sales volume was impacted by several transitory production issues during the second quarter that reduced the amount of product we had available for sale, and during the first quarter our sales volume was impacted by several customer outages that began in the fourth quarter of 2006 and continued through a portion of the first quarter of 2007. Segment income was $101 million for the first six months of 2007 compared to $173 million for the same period in 2006. Segment income was lower in large part due to lower selling prices and higher manufacturing costs, including maintenance costs. The benefit of lower energy and pension costs, improved sales volumes and a reduction in other expenses were factors that increased segment income.

Glass sales decreased 4% to $1,122 million for the first six months of 2007 compared to $1,164 million for the first six months of 2006. Sales decreased 3% due to lower sales volumes, primarily in our automotive OEM glass business. The negative impact of lower selling prices in our performance glazings business reduced sales by 2%. Pricing in the performance glazings business includes a surcharge related to the cost of energy lagged by one quarter. The surcharge in the first six months of 2006 exceeded the current year surcharge due to higher energy costs in the fourth quarter 2005 and the first quarter of 2006. The positive effects of foreign currency translation increased sales by 1%. Segment income was $70 million for the first six months of 2007 compared to $88 million for the same period of 2006. Segment income decreased due to the negative impact of inflation and lower pricing, including the lower energy surcharge in performance glazings and a $10 million charge recorded in the first quarter of 2007 to write off PPG’s investment in a Venezuelan joint venture. These factors were only partially offset by the positive impact of lower manufacturing and overhead costs, including lower pension costs, higher equity earnings, and higher other income.

Other Factors

The increase in “Other earnings” in the accompanying condensed consolidated statement of income for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 is due largely to higher equity earnings, royalty income and the gain on asset sales.

The increase in “Other charges” in the accompanying condensed consolidated statement of income for the three and six months ended June 30, 2007 as compared to the three and six months ended June 30, 2006 is principally due to the absence in 2007 of the impact of the litigation related insurance recoveries in excess of litigation related costs recorded in the second quarter of 2006. This increase in other charges was offset in part by lower environmental costs in 2007.

The increase in “Accounts receivable” in the accompanying condensed consolidated balance sheet as of June 30, 2007 as compared to Dec. 31, 2006 is principally due to the $400 million increase in sales in the second quarter of 2007 as compared to the fourth quarter of 2006.

The tax rate on earnings for the three months ended June 30, 2007 was 31.3%. This rate includes a tax benefit of 39% on the adjustment to increase the current value of the Company’s obligation relating to asbestos claims under the PPG Settlement Arrangement. Income tax expense of 31.5% was recognized on the remaining pretax earnings. The tax rate on earnings for the three months ended June 30, 2006 was 26.4%, which included a one-time benefit relating to the settlement with the Internal Revenue Service (“IRS”) of our tax returns for the years 2001-2003. This rate included a tax cost of 39% on the litigation related insurance recoveries in excess of litigation related costs and a tax benefit of 39% on the adjustment to increase the current value of the Company’s obligation under the PPG Settlement Arrangement. Income tax expense of 31.5% was recognized on the remaining pretax earnings.

The tax rate on earnings for the six months ended June 30, 2007 was 28.4%. This rate includes the benefit of reversing a valuation allowance previously recorded against the benefit of tax net operating loss carryforwards and a tax benefit of 39% on the adjustment to increase the current value of the Company’s obligation relating to asbestos claims under the PPG Settlement Arrangement. Income tax expense of 31.5% was recognized on the remaining pretax earnings. The tax rate on earnings for the six months June 30, 2006 was 25.7%, which included the benefit of a tax refund from Canada resulting from the favorable resolution in the first quarter of 2006 of a tax dispute dating back to 1997 and a tax benefit related to the settlement with the IRS of our tax returns for the years 2001-2003. This rate included a tax cost of 39% on the litigation related insurance recoveries in excess of litigation related costs and tax benefits of 36% on the charge for business restructuring and 39% on the adjustment to increase the current value of the Company’s obligation under the PPG Settlement Arrangement. Income tax expense of 31.5% was recognized on the remaining pretax earnings.

Liquidity and Capital Resources

Cash from operating activities for the six months ended June 30, 2007 was $229 million compared with $333 million for the comparable period of 2006. Cash from operations and the Company’s debt capacity have been and are expected to continue to be sufficient to meet our operating requirements, to fund our capital spending, share repurchases and contributions to pension plans, to pay dividends to our shareholders and to pay amounts due under the PPG Settlement Arrangement.

On July 19, 2007, PPG announced an offer to purchase SigmaKalon Group, a worldwide coatings producer based in Uithoorn, The Netherlands, from global private investment firm, Bain Capital. The total transaction value, including assumed debt, is €2.2 billion (approximately $3.0 billion). Bain Capital has granted a period of exclusivity to PPG and intends to respond to the offer after discussion with appropriate employee representative bodies. Should Bain Capital accept the offer, the acquisition would be subject to customary conditions, including receipt of regulatory approval. The amount of the offer to purchase SigmaKalon Group is denominated in Euros. As a result, the purchase price is subject to adjustment based on foreign currency fluctuation until the purchase transaction is closed. A 10% change in the value of the U.S. dollar as compared to the Euro during this time period would change the U.S. dollar cost of the acquisition by approximately $300 million. PPG is currently evaluating alternative means of mitigating this exposure to foreign currency fluctuation.

On July 17, 2007, PPG entered into a commitment letter with Credit Suisse and Credit Suisse Securities (USA) LLC (together, “Credit Suisse”), under which Credit Suisse agreed to provide a proposed €2.2 billion (approximately $3.0 billion) senior unsecured 364-day loan facility (the

“Facility”) to fund the proposed acquisition of SigmaKalon Group, subject to customary terms and conditions set forth in the commitment letter. PPG will enter into the proposed Facility with Credit Suisse and such other lenders on customary terms and conditions as to be agreed by the parties thereto. PPG intends to repay borrowings under the Facility from the possible issuance of debt and/or other securities.

On Aug. 17, 2006, the Pension Protection Act of 2006 (“PPA”) was signed into law, changing the funding requirements for our U.S. defined benefit pension plans beginning in 2008. Under current funding requirements, PPG does not have to make a mandatory contribution to our U.S. plans in 2007. We are currently evaluating the impact that PPA will have on our funding requirements for 2008 and beyond. In the first six months of 2007, we made $102 million of voluntary contributions to our U.S. plans and we may make additional voluntary contributions to these plans in 2007. We expect to make mandatory contributions to our non-U.S. plans in 2007 of approximately $37 million, of which approximately $13 million was contributed as of June 30, 2007.

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

It is PPG’s policy to accrue expenses for environmental contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Reserves for environmental contingencies are exclusive of claims against third parties and are generally not discounted. As of June 30, 2007 and December 31, 2006, PPG had reserves for environmental contingencies totaling $277 million and $282 million, respectively, of which $52 million and $65 million, respectively, were classified as current liabilities. Pretax charges against income for environmental remediation costs totaled $2 million and $5 million, respectively, for the three and six months ended June 30, 2007, and $13 million and $27 million, respectively, for the three and six months ended June 30, 2006, and are included in “Other charges” in the accompanying condensed consolidated statement of income. Cash outlays related to such environmental remediation aggregated $5 million and $10 million, respectively, for the three and six months ended June 30, 2007 and $3 million and $13 million, respectively, for the three and six months ended June 30, 2006.

In addition to the amounts currently reserved, the Company may be subject to loss contingencies related to environmental matters estimated to be as much as $200 million to $300 million, which range is unchanged since December 31, 2006. Such unreserved losses are reasonably possible but are not currently considered to be probable of occurrence.

Management anticipates that the resolution of the Company’s environmental contingencies will occur over an extended period of time. Over the 15 years prior to 2006, the pretax charges against income ranged between $10 million and $49 million per year. Consistent with our previous disclosure, charges for estimated environmental remediation costs in 2006 were significantly higher than our historical range as a result of our continuing efforts to analyze and assess the environmental issues associated with a former chromium manufacturing plant site located in Jersey City, NJ and at the Calcasieu River Estuary located near our Lake Charles, LA chlor-alkali plant, which efforts resulted in a pre-tax charge of $173 million in the third quarter of 2006 for the estimated costs of remediating these sites. We anticipate that charges against income in 2007 for environmental remediation costs will be within the prior historical range. We expect cash outlays for environmental remediation costs to be approximately $30 million in 2007 and to range from $50 million to $70 million annually through 2011. The level of cash outlays in 2007 is less than initially anticipated due to activity related to the former chromium manufacturing plant site in New Jersey, as PPG awaits approval of workplans that have been submitted to the applicable regulatory agencies. It is possible, however, that technological, regulatory and enforcement developments, the results of environmental studies and other factors could alter these expectations. In management’s opinion, the Company operates in an environmentally sound manner and the outcome of the Company’s environmental contingencies will not have a material effect on PPG’s financial position or liquidity; however, any such outcome may be material to the results of operation of any particular period in which costs, if any, are recognized.

Currency

During the first six months of 2007, the U.S. dollar weakened against certain of the currencies in the countries in which PPG operates, most notably against the euro, the British pound sterling and the Canadian dollar. The effects of translating the net assets of our operations denominated in non-U.S. currencies to the U.S. dollar increased consolidated net assets by $115 million from December 31, 2006 to June 30, 2007.

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

PPG and the North Carolina Environmental Management Commission (EMC) entered into a Special Order by Consent (SOC) in June 2004 pursuant to which PPG agreed to achieve certain specified emission limits for particulate matter from a furnace at the Lexington facility by December 31, 2007. In March 2006, PPG requested an extension of the December 31, 2007 deadline for achieving the emission limits for particulate matter until December 31, 2009. EMC has agreed to this extension and PPG and EMC have entered into a new SOC which includes, among other things, a stipulated civil penalty of $62,500.

PPG received a Notice of Violation (NOV) in July 2007 from the North Carolina Department of Environment and Natural Resources, Division of Air Quality regarding alleged exceedances of air opacity limits at its Shelby, North Carolina fiber glass facility. This NOV includes a stipulated penalty of approximately $125,000. Negotiations with the agency will be started in the near future.

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

Under the PPG Deferred Compensation Plan for Directors, each Director may elect to defer the receipt of all or any portion of the compensation paid to such Director for serving as a PPG Director. All deferred payments are held in the form of Common Stock Equivalents. Payments out of the deferred accounts are made in the form of Common Stock of the Company (and cash as to any fractional Common Stock Equivalent). In the second quarter of 2007, the Directors, as a group, were credited with 7,307 Common Stock Equivalents under this plan. The value of each Common Stock Equivalent, when credited, ranged from $72.95 to $75.50.

The last remaining retired director who participated in the PPG Directors’ Common Stock Plan withdrew from this plan in the second quarter of 2007. There were no dividend equivalents in the second quarter of 2007 under this plan.

The following table summarizes the Company’s stock repurchase activity for the three months ended June 30, 2007:

Issuer Purchases of Equity Securities

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Programs
April 2007
Repurchase program	180,300	$74.19	180,300	6,647,737
Other transactions(1)	22,857	74.63	—	—
May 2007
Repurchase program	974,186	76.36	974,186	5,673,551
Other transactions(1)	85,191	74.85	—	—
June 2007
Repurchase program	444,100	74.77	444,100	5,229,451
Other transactions(1)	128,510	76.19	—	—

Total quarter ended June 30, 2007
Repurchase program	1,598,586	$75.67	1,598,586	5,229,451

Other transactions(1)	236,558	$75.56	—	—

(1)

Includes shares withheld or certified to in satisfaction of the exercise price and/or tax withholding obligation by holders of employee stock options who exercised options granted under the PPG Industries, Inc. Stock Plan.

Item 4. Submission of Matters to a Vote of Security Holders

The information set forth under “Item 4. Submission of Matters to a Vote of Security Holders” of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2007, is incorporated herein by reference in its entirety.

Item 6. Exhibits

The following exhibits are filed as a part of, or incorporated by reference into, this Form 10-Q.

3	PPG Industries, Inc. Restated Articles of Incorporation, as amended, were filed as Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1995.

3.1a	Statement with Respect to Shares, amending the Restated Articles of Incorporation effective April 21, 1998, was filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the period ended Dec. 31, 1998.

3.1b	Amendment to Restated Articles of Incorporation of PPG Industries, Inc. as amended, effective April 27, 2007.

3.2	PPG Industries, Inc. Bylaws, as amended and restated on April 19, 2007.

4	Rights Agreement, dated as of Feb. 19, 1998, was filed as Exhibit 4 to the Registrant’s Current Report on Form 8-K dated Feb. 19, 1998.

4.1	Indenture, dated as of Aug. 1, 1982, was filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated Jan. 16, 1998.

4.2	First Supplemental Indenture, dated as of April 1, 1986, was filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 (No. 333- 44397) dated Jan. 16, 1998.

4.3	Second Supplemental Indenture, dated as of Oct. 1, 1989, was filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated Jan. 16, 1998.

4.4	Third Supplemental Indenture, dated as of Nov. 1, 1995, was filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated Jan. 16, 1998.

4.5	Indenture, dated as of June 24, 2005, was filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 20, 2005.

*10	PPG Industries, Inc. Nonqualified Retirement Plan, as amended and restated December 13, 2006.

*10.1	PPG Industries, Inc. Supplemental Executive Retirement Plan II, as amended, was filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended Sept. 30, 1995.

*10.2	Form of Change in Control Employment Agreement was filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the period ended Sept. 30, 1995.

*10.3	PPG Industries, Inc. Directors’ Common Stock Plan, as amended Feb. 20, 2002, was filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003.

*10.4	PPG Industries, Inc. Deferred Compensation Plan for Directors, as amended Feb. 15, 2006 was filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.

*10.5	PPG Industries, Inc. Deferred Compensation Plan, as amended and restated December 13, 2006.

*10.6	PPG Industries, Inc. Executive Officers’ Long Term Incentive Plan was filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated Feb. 16, 2005.

*10.7	PPG Industries, Inc. Long Term Incentive Plan for Key Employees was filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated Feb. 16, 2005.

*10.8	Form of TSR Share Award Agreement was filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated Feb. 16, 2005.

*10.9	Form of Restricted Stock Unit Award Agreement was filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated Feb. 15, 2005.

*10.10	PPG Industries, Inc. Executive Officers’ Annual Incentive Compensation Plan, as amended effective Feb. 18, 2004, was filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the period ended Dec. 31, 2003.

*10.11	PPG Industries, Inc. Incentive Compensation and Deferred Income Plan for Key Employees, as amended Feb. 15, 2006, was filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2005.

*10.12	PPG Industries, Inc. Management Award and Deferred Income Plan was filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the period ended Dec. 31, 2002.

*10.13	PPG Industries, Inc. Stock Plan, dated as of April 17, 1997, as amended July 20, 2005, was filed as Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the period ended Sept. 30, 2005.

*10.14	Form of Non-Qualified Option Agreement was filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated Feb. 15, 2005.

*10.15	Form of Non-Qualified Option Agreement for Directors was filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated Feb. 15, 2005.

*10.16	Summary of Non-Employee Director Compensation and Benefits was filed as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2005.

*10.17	PPG Industries, Inc. Challenge 2000 Stock Plan was filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003.

*10.18	PPG Industries, Inc. Omnibus Incentive Plan was filed as Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.

†12	Computation of Ratio of Earnings to Fixed Charges for the Six Months Ended June 30, 2007 and for the Five Years Ended December 31, 2006.

†31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.
*	Management contracts, compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 601 of Regulation S-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PPG INDUSTRIES, INC.
(Registrant)

Date: July 30, 2007	By	/s/ W. H. Hernandez
W. H. Hernandez Senior Vice President, Finance
(Principal Financial and Accounting Officer and Duly Authorized Officer)

PPG Industries Inc. and Consolidated Subsidiaries

Index to Exhibits

Exhibits

3	PPG Industries, Inc. Restated Articles of Incorporation, as amended, were filed as Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1995.

3.1a	Statement with Respect to Shares, amending the Restated Articles of Incorporation effective April 21, 1998, was filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the period ended Dec. 31, 1998.

3.1b	Amendment to Restated Articles of Incorporation of PPG Industries, Inc. as amended, effective April 27, 2007.

3.2	PPG Industries, Inc. Bylaws, as amended and restated on April 19, 2007.

4	Rights Agreement, dated as of Feb. 19, 1998, was filed as Exhibit 4 to the Registrant’s Current Report on Form 8-K dated Feb. 19, 1998.

4.1	Indenture, dated as of Aug. 1, 1982, was filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated Jan. 16, 1998.

4.2	First Supplemental Indenture, dated as of April 1, 1986, was filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 (No. 333- 44397) dated Jan. 16, 1998.

4.3	Second Supplemental Indenture, dated as of Oct. 1, 1989, was filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated Jan. 16, 1998.

4.4	Third Supplemental Indenture, dated as of Nov. 1, 1995, was filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated Jan. 16, 1998.

4.5	Indenture, dated as of June 24, 2005, was filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 20, 2005.

*10	PPG Industries, Inc. Nonqualified Retirement Plan, as amended and restated December 13, 2006.

*10.1	PPG Industries, Inc. Supplemental Executive Retirement Plan II, as amended, was filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended Sept. 30, 1995.

*10.2	Form of Change in Control Employment Agreement was filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the period ended Sept. 30, 1995.

*10.3	PPG Industries, Inc. Directors’ Common Stock Plan, as amended Feb. 20, 2002, was filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003.

*10.4	PPG Industries, Inc. Deferred Compensation Plan for Directors, as amended Feb. 15, 2006 was filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.

*10.5	PPG Industries, Inc. Deferred Compensation Plan, as amended and restated December 13, 2006.

*10.6	PPG Industries, Inc. Executive Officers’ Long Term Incentive Plan was filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated Feb. 16, 2005.

*10.7	PPG Industries, Inc. Long Term Incentive Plan for Key Employees was filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated Feb. 16, 2005.

*10.8	Form of TSR Share Award Agreement was filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated Feb. 16, 2005.

*10.9	Form of Restricted Stock Unit Award Agreement was filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated Feb. 15, 2005.

*10.10	PPG Industries, Inc. Executive Officers’ Annual Incentive Compensation Plan, as amended effective Feb. 18, 2004, was filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the period ended Dec. 31, 2003.

*10.11	PPG Industries, Inc. Incentive Compensation and Deferred Income Plan for Key Employees, as amended Feb. 15, 2006, was filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2005.

*10.12	PPG Industries, Inc. Management Award and Deferred Income Plan was filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the period ended Dec. 31, 2002.

*10.13	PPG Industries, Inc. Stock Plan, dated as of April 17, 1997, as amended July 20, 2005, was filed as Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the period ended Sept. 30, 2005.

*10.14	Form of Non-Qualified Option Agreement was filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated Feb. 15, 2005.

*10.15	Form of Non-Qualified Option Agreement for Directors was filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated Feb. 15, 2005.

*10.16	Summary of Non-Employee Director Compensation and Benefits was filed as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2005.

*10.17	PPG Industries, Inc. Challenge 2000 Stock Plan was filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003.

*10.18	PPG Industries, Inc. Omnibus Incentive Plan was filed as Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.

†12	Computation of Ratio of Earnings to Fixed Charges for the Six Months Ended June 30, 2007 and for the Five Years Ended December 31, 2006.

†31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.
*	Management contracts, compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 601 of Regulation S-K.