Form 10-Q
period 2007-09-30
PPG INDUSTRIES INC
filed 2007-10-29
CIK 79879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2007	Commission File Number 1-1687

PPG INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	25-0730780
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One PPG Place, Pittsburgh, Pennsylvania	15272
(Address of principal executive offices)	(Zip Code)

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

As of September 30, 2007, 163,743,636 shares of the Registrant’s common stock, par value $1.66-2/3 per share, were outstanding.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Income (Unaudited)

(Millions, except per share amounts)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2007	2006	2007	2006
Net sales	$2,823	$2,504	$8,332	$7,361
Cost of sales, exclusive of depreciation and amortization	1,762	1,575	5,241	4,557
Selling, general and administrative	539	462	1,567	1,346
Depreciation	82	75	240	221
Research and development	83	76	249	222
Interest	22	22	67	63
Amortization (Note 9)	15	13	44	32
Asbestos settlement – net (Note 17)	5	6	22	23
Business restructuring (Note 7)	—	—	—	35
Other charges	12	212	47	233
Other earnings	(32)	(38)	(96)	(93)

Income before income taxes and minority interest	335	101	951	722

Income tax expense	103	14	273	167

Minority interest	17	17	56	52

Income from continuing operations, net of tax	215	70	622	503

(Loss) income from discontinued operations, net of tax (Note 5)	(24)	20	12	51

Net income	$191	$90	$634	$554

Earnings per common share (Note 4):
Income from continuing operations	$1.30	$0.42	$3.77	$3.03
(Loss) income from discontinued operations (Note 5)	$(0.14)	$0.12	$0.08	$0.31

Net income	$1.16	$0.54	$3.85	$3.34

Earnings per common share – assuming dilution (Note 4):
Income from continuing operations	$1.29	$0.42	$3.74	$3.02
(Loss) income from discontinued operations (Note 5)	$(0.14)	$0.12	$0.08	$0.31

Net income	$1.15	$0.54	$3.82	$3.33

Dividends per common share	$0.52	$0.48	$1.52	$1.43

The accompanying notes to the condensed consolidated financial statements are an integral part of this consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheet (Unaudited)

	Sept. 30 2007	(Restated, Note 1) Dec. 31 2006
	(Millions)
Assets
Current assets:
Cash and cash equivalents	$227	$443
Receivables-net	2,497	2,016
Inventories (Note 8)	1,385	1,203
Other	692	572
Assets held for sale (Note 5)	615	621

Total current assets	5,416	4,855

Property (less accumulated depreciation of $5,364 million and $5,067 million)	2,391	2,307
Investments	357	343
Goodwill (Note 9)	1,462	1,337
Identifiable intangible assets (Note 9)	629	584
Other assets	652	641

Total	$10,907	$10,067

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt and current portion of long-term debt	$178	$140
Asbestos settlement (Note 17)	601	557
Accounts payable and accrued liabilities	2,111	1,991
Liabilities of businesses held for sale (Note 5)	142	128

Total current liabilities	3,032	2,816

Long-term debt	1,181	1,155
Asbestos settlement (Note 17)	320	332
Deferred income taxes	156	136
Accrued pensions	461	628
Other postretirement benefits	984	1,028
Other liabilities	630	571

Total liabilities	6,764	6,666

Commitments and contingent liabilities (Note 17)
Minority interest	140	121

Shareholders’ equity:
Common stock	484	484
Additional paid-in capital	534	408
Retained earnings	7,848	7,453
Treasury stock	(4,267)	(4,101)
Unearned compensation	—	(25)
Accumulated other comprehensive loss (Note 12)	(596)	(939)

Total shareholders’ equity	4,003	3,280

Total	$10,907	$10,067

The accompanying notes to the condensed consolidated financial statements are an integral part of this consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows (Unaudited)

	Nine Months Ended Sept. 30
	2007	2006
	(Millions)
Cash from operating activities – continuing operations	$501	$567
Cash from operating activities – discontinued operations	46	98

Cash from operating activities	547	665

Investing activities:
Capital spending
Additions to property and long-term investments	(245)	(218)
Business acquisitions, net of cash balances acquired	(212)	(385)
Reductions of other property and investments	28	29
Purchases of short-term investments	—	(861)
Proceeds from sales of short-term investments	—	861
Deposits held in escrow	(44)	—
Release of deposits held in escrow	—	67

Cash used for investing activities – continuing operations	(473)	(507)
Cash used for investing activities – discontinued operations	(13)	(23)

Cash used for investing activities	(486)	(530)

Financing activities:
Net change in borrowings with maturities of three months or less	73	(14)
Proceeds from other short-term debt	55	130
Repayment of other short-term debt	(80)	(161)
Repayment of long-term debt	(21)	(18)
Repayment of loans by employee stock ownership plan	19	5
Purchase of treasury stock	(270)	(51)
Issuance of treasury stock	187	36
Dividends paid	(250)	(237)

Cash used for financing activities – continuing operations	(287)	(310)
Cash used for financing activities – discontinued operations	—	—

Cash used for financing activities	(287)	(310)

Effect of currency exchange rate changes on cash and cash equivalents	10	15

Net decrease in cash and cash equivalents	(216)	(160)

Cash and cash equivalents, beginning of period	443	469

Cash and cash equivalents, end of period	$227	$309

The accompanying notes to the condensed consolidated financial statements are an integral part of this consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Financial Statements

The condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position of PPG Industries, Inc. and subsidiaries (the “Company” or “PPG”) as of September 30, 2007, and the results of their operations for the three and nine months ended September 30, 2007 and 2006, and their cash flows for the nine months then ended. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in PPG’s Annual Report on Form 10-K for the year ended December 31, 2006.

In the third quarter of 2007, the Company announced that it had entered into separate agreements to sell both its automotive glass and automotive replacement glass and services businesses and its fine chemicals business. Based on the third quarter commitments to sell these businesses, the Company determined that the accounting requirements of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” for classifying these businesses as assets held for sale and reporting their results of operations and cash flows as discontinued operations were met. Accordingly, the assets and liabilities of these businesses have been classified as held for sale in the accompanying balance sheets as of Sept. 30, 2007 and Dec. 31, 2006. Further, the results of operations and cash flows of these businesses have been classified as discontinued operations in the accompanying condensed consolidated statements of income for the three and nine months ended Sept. 30, 2007 and 2006 and in the accompanying condensed consolidated statements of cash flows for the nine months ended Sept. 30, 2007 and 2006, respectively. See Note 5, “Discontinued Operations and Assets Held for Sale” for additional information.

Certain other amounts in the 2006 financial statements have been reclassified to be consistent with the 2007 presentation, including the information presented for our reportable business segments. These reclassifications had no impact on our previously reported net income, total assets, cash flows or shareholders’ equity.

In September 2006, the Financial Accounting Standards Board, (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” Under this standard, a company must recognize a net liability or asset to report the funded status of its defined benefit pension and other postretirement benefit plans on its balance sheet as well as recognize changes in that funded status in the year in which the changes occur, through charges or credits to comprehensive income. In adopting the recognition and disclosure provisions of SFAS No. 158 as of Dec. 31, 2006, PPG incorrectly presented the transition adjustment as part of other comprehensive loss in its statement of comprehensive income and statement of shareholders’ equity for the year ended Dec. 31, 2006. The transition adjustment should have been reported as a direct adjustment to the balance of accumulated other comprehensive loss as of Dec. 31, 2006. The Company will correct the presentation of other comprehensive loss for 2006 the next time the 2006 financial statements are filed. Comprehensive income for 2006 was incorrectly reported as $545 million. The correct amount of comprehensive income for 2006 is $1,050 million. The “as reported” amount of other comprehensive loss for 2006 was $166 million and the “as revised” amount will be other comprehensive income of $339 million.

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

Balance sheet caption (millions)	As previously reported	As restated
Other assets	$599	$641	(a)
Accumulated other comprehensive loss	$(985)	$(939)

(a)	Original restated amount was $645 million. Amount was subsequently reduced in the third quarter 2007 to $641 million as a result of the reclassification of certain assets to Assets held for sale.

The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.

2.	Newly Adopted Accounting Standards

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” as of January 1, 2007. As a result of the implementation of Interpretation 48, the Company reduced its liability for unrecognized tax benefits by $11 million, which was recorded as a direct increase in retained earnings. See Note 10, “Income Taxes” for additional information.

3.	Other New Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework in generally accepted accounting principles for measuring fair value, and expands disclosures about fair value measurements. This standard only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not increase the use of fair value measurement. SFAS No. 157 is effective for fiscal years beginning after Nov. 15, 2007. The Company is currently evaluating the impact of adopting this Statement; however, the adoption is not expected to have a material effect on PPG’s consolidated results of operations or financial position.

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

4.	Earnings Per Common Share

The following table presents the earnings per common share calculations for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
(Millions, except per share amounts)	2007	2006	2007	2006
Earnings per common share
Income from continuing operations	$215	$70	$622	$503
(Loss) income from discontinued operations	(24)	20	12	51

Net Income	$191	$90	$634	$554

Weighted average common shares outstanding	164.4	165.7	164.6	165.9

Earnings per common share:
Income from continuing operations	$1.30	$0.42	$3.77	$3.03
(Loss) income from discontinued operations	(0.14)	0.12	0.08	0.31

Net Income	$1.16	$0.54	$3.85	$3.34

Earnings per common share – assuming dilution
Income from continuing operations	$215	$70	$622	$503
(Loss) income from discontinued operations	(24)	20	12	51

Net Income	$191	$90	$634	$554

Weighted average common shares outstanding	164.4	165.7	164.6	165.9

Effect of dilutive securities:
Stock options	1.1	0.7	0.9	0.5
Other stock compensation plans	0.5	0.2	0.5	0.2

Potentially dilutive common shares	1.6	0.9	1.4	0.7

Adjusted weighted average common shares outstanding	166.0	166.6	166.0	166.6

Earnings per common share – assuming dilution:
Income from continuing operations	$1.29	$0.42	$3.74	$3.02
(Loss) income from discontinued operations	(0.14)	0.12	0.08	0.31

Net Income	$1.15	$0.54	$3.82	$3.33

Excluded from the computation of diluted earnings per share due to their antidilutive effect were 0.2 million and 1.0 million outstanding stock options for the three and nine months ended September 30, 2007, and 3.8 million and 4.0 million outstanding stock options for the three and nine months ended September 30, 2006.

5.	Discontinued Operations and Assets Held for Sale

During the third quarter of 2007, the Company entered into an agreement to sell its automotive glass and automotive replacement glass and services businesses to Platinum Equity for approximately $500 million before minority interest. Accordingly, the assets and liabilities of these businesses have been classified as held for sale in the accompanying balance sheets as of Sept. 30, 2007 and Dec. 31, 2006 and are stated at the lower of depreciated cost or fair value less cost to sell. Further, the results of operations and cash flows of these businesses, which had previously been included in the Glass reportable segment, have been classified as discontinued operations in the accompanying condensed consolidated statements of income for the three and nine months ended Sept. 30, 2007 and 2006, and in the accompanying condensed consolidated statements of cash flows for the nine months ended Sept. 30, 2007 and 2006, respectively.

The sale of the automotive glass and automotive replacement glass and services businesses will result in a slight gain to be recognized upon closing, which is expected to occur in the fourth quarter of 2007. Under the terms of the sale, PPG will retain the defined benefit pension and other postretirement benefit obligation for service provided to PPG through the closing date, except for certain defined benefit pension plans, for which the fully funded benefit obligation for active employees on the date of sale will be transferred to the buyer. Consequently, PPG will experience curtailments and settlements related to these plans. In the third quarter of 2007, PPG recorded a pretax charge of $17 million ($11 million aftertax), primarily representing curtailment losses on certain defined benefit pension plans. Upon the closing of the transaction, PPG expects to recognize pretax curtailment gains of approximately $10 million related to other postretirement benefit plans. The transfer of the obligation of certain plans to the buyer, as described above, is subject to regulatory approval, which is currently expected to occur in 2008 or 2009, at which time PPG will record a settlement charge that is currently estimated to be $25 to $30 million.

Sales and earnings related to the automotive glass and automotive replacement glass and services businesses for the three and nine months ended Sept. 30, 2007 and 2006 were as follows:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2007	2006	2007	2006
	(Millions)
Net sales	$249	$266	$783	$836

Loss (income) from discontinued operations:
Earnings from operations	$19	$26	$76	$82
Curtailment losses	(17)	—	(17)	—
Income tax expense	(2)	(9)	(23)	(31)
Minority interest	(1)	(1)	(3)	(2)

(Loss) income from discontinued operations, net of tax	$(1)	$16	$33	$49

Also in the third quarter of 2007, PPG entered into an agreement to sell its fine chemicals business to ZaCh System S.p.A., a subsidiary of Zambron Company S.p.A., for approximately $65 million. The sale of this business is expected to close in the fourth quarter of 2007. Accordingly, the assets and liabilities of this business have been classified as held for sale in the accompanying balance sheets as of Sept. 30, 2007 and Dec. 31, 2006 and are stated at the lower of depreciated cost or fair value less cost to sell. Further, the results of operations and cash flows of this business, which had previously been included in the Optical and Specialty Materials reportable segment, have been classified as discontinued operations in the accompanying condensed consolidated statements of income for the three and nine months ended Sept. 30, 2007 and 2006, and in the accompanying condensed consolidated statements of cash flows for the nine months ended Sept. 30, 2007 and 2006, respectively. As the carrying value of the fine chemicals business exceeded the negotiated selling price under the terms of the transaction, PPG has recorded a pretax charge of $21 million ($19 million aftertax) in the third quarter of 2007 to write down the assets of this business to fair value less cost to sell.

Sales and earnings related to the fine chemicals business for the three and nine months ended Sept. 30, 2007 and 2006 were as follows:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2007	2006	2007	2006
	(Millions)
Net sales	$16	$32	$63	$68

(Loss) income from discontinued operations:
(Loss) income from operations	$(7)	$6	$(5)	$3
Write down of assets	(21)	—	(21)	—
Income tax benefit (expense)	5	(2)	5	(1)

(Loss) income from discontinued operations, net of tax	$(23)	$4	$(21)	$2

The major classes of assets and liabilities of the three businesses held for sale in the balance sheet are as follows:

	Sept. 30, 2007	Dec. 31, 2006
	(Millions)
Assets:
Cash	$16	$12
Receivables – net	167	152
Inventories	193	187
Other current assets	9	7
Long-term assets	230	263

Total assets held for sale	$615	$621

Liabilities:
Accounts payable and accrued expenses	141	126
Other long term liabilities	1	2

Total liabilities of businesses held for sale	$142	$128

6.	Acquisitions

During the nine months ended September 30, 2007, the Company spent $212 million on acquisitions, including purchase price adjustments related to 2006 acquisitions. In the third quarter of 2007, PPG acquired Barloworld Coatings Australia, the architectural paint unit of South African-based Barloworld, Ltd., a multinational industrial brand management company.

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

In the first quarter of 2007, the Company acquired the architectural and industrial coatings businesses of Renner Sayerlack, S.A., Gravatai, Brazil, to expand its coatings businesses in Latin America. The acquired business operates manufacturing plants in Brazil, Chile, and Uruguay and each plant also serves as a distribution center. The preliminary purchase price allocation resulted in an excess of purchase price over the fair value of net assets acquired, which has been reflected as an addition to goodwill.

During the nine months ended September 30, 2006, the Company made several acquisitions, primarily in our coatings and optical products businesses. The total cost of these acquisitions was $465 million, consisting of $385 million of cash and the assumption of $80 million of debt. In addition, certain of these acquisitions also provide for contingent payments and/or escrowed holdbacks that could result in future adjustments to the cost of the acquisitions.

The largest of the transactions completed during the nine months ended September 30, 2006 were the acquisition of the performance coatings and finishes businesses of Ameron International Corporation, the acquisitions of Sierracin Corporation and Intercast Europe, S.p.A., and the acquisition of the remaining 50% share of Dongju Industrial Co., Ltd.

During the nine months ended September 30, 2007, adjustments were made to the preliminary purchase price allocations related to several acquisitions that occurred in 2006. The purchase price allocations related to acquisitions made in the first three quarters of 2006 have been completed. Further adjustments to the allocations for acquisitions made in 2007 and the fourth quarter of 2006 are expected as the Company finalizes estimates related to acquired assets and liabilities. These adjustments are expected to be completed within twelve months of each date of acquisition.

On October 4, 2007, PPG announced that its offer to purchase SigmaKalon Group, a worldwide coatings producer based in Uithoorn, The Netherlands, from global private investment firm, Bain Capital had been accepted. PPG and Bain Capital signed a Sale and Purchase Agreement (“SPA”) upon the completion of discussion with appropriate employee representative bodies. The acquisition continues to be subject to receipt of regulatory approvals. SigmaKalon is a global producer of architectural, protective, marine and industrial coatings, and a leading coatings supplier in many parts of Europe and other key national markets across the globe, with an increasing presence in Africa and Asia. SigmaKalon sells architectural coatings directly to professional painters via a network of service centers, and it maintains a network of approximately 500 company-owned stores and approximately 3,000 independent dealers that give it direct access to customers. SigmaKalon sales in 2006 were approximately $2.6 billion. The total transaction value is €2.2 billion (approximately $3.2 billion), including assumed debt to be repaid upon closing of approximately €1 billion. The cash portion of the total transaction value consists of approximately €700 million and $600 million. As a portion of the consideration is denominated in Euros, the purchase price is subject to adjustment based on foreign currency fluctuation until the purchase transaction is closed. A 10% change in the value of the U.S. dollar as compared to the Euro during this time period would change the U.S. dollar cost of the acquisition by approximately $250 million. Closing of the transaction is subject to the receipt of regulatory approvals within 120 days of signing the SPA (the “Outside Date”). In the event regulatory approvals have not been received by the Outside Date, the Seller, at its election, may take a number of actions, including terminating the SPA and requiring PPG to pay a termination fee of €50 million (approximately $70 million).

On July 17, 2007, PPG entered into a commitment letter with Credit Suisse and Credit Suisse Securities (USA) LLC (together, “Credit Suisse”), under which Credit Suisse agreed to provide a proposed €2.2 billion (approximately $3.2 billion) senior unsecured 364-day loan facility (the “Facility”) to fund the proposed acquisition of SigmaKalon Group, subject to customary terms and conditions set forth in the commitment letter. PPG will enter into the proposed Facility with Credit Suisse and such other lenders on customary terms and conditions as to be agreed by the parties thereto. PPG intends to repay borrowings under the Facility from the possible issuance of debt and/or other securities.

7.	Business Restructuring

During the first quarter of 2006, the Company finalized plans for certain actions to reduce its workforce and consolidate facilities and recorded a charge of $35 million for restructuring and other related activities, including severance costs of $33 million and loss on asset impairment of $2 million. In the second quarter of 2006, the remaining approvals were received related to additional severance actions and a cost of $4 million was accrued. These restructuring actions were substantially completed by the end of the first quarter of 2007. In addition, $5 million of the cost accrued in the first quarter of 2006 was reversed later that year as a result of actions not being taken or being completed at a cost that was less than the estimated amount accrued. Of the $37 million restructuring charge recorded as of Sept. 30, 2006, $2 million related to the automotive glass businesses that have been reclassified as discontinued operations in the third quarter of 2007. In the fourth quarter of 2006, the Company undertook further restructuring actions, which resulted in an additional charge of $3 million for severance costs. These restructuring actions were substantially completed by the end of the second quarter of 2007.

The following table summarizes the details through September 30, 2007.

	Severance Costs	Asset Impairments	Total Charge	Employees Covered
	(Millions, except no. of employees)
Industrial Coatings	$28	$1	$29	353
Performance and Applied Coatings	7	1	8	193
Optical and Specialty Materials	1	—	1	33
Glass	4	—	4	190
Reversal	(5)	—	(5)	(112)

Total	$35	$2	$37	657
Activity	(34)	(2)	(36)	(652)

Balance	$1	$—	$1	5

8.	Inventories

Inventories as of September 30, 2007 and December 31, 2006 are detailed below.

	Sept. 30 2007	Dec. 31 2006
	(Millions)
Finished products	$811	$708
Work in process	144	117
Raw materials	315	267
Supplies	115	111

Total	$1,385	$1,203

Most domestic and certain foreign inventories are valued using the last-in, first-out method. If the first-in, first-out method of inventory valuation had been used, inventories would have been $209 million and $220 million higher as of September 30, 2007 and December 31, 2006, respectively.

9.	Goodwill and Other Identifiable Intangible Assets

The change in the carrying amount of goodwill attributable to each business segment for the nine months ended September 30, 2007 was as follows:

	Industrial Coatings	Performance and Applied Coatings	Optical and Specialty Materials	Glass	Total
	(Millions)
Balance, December 31, 2006	$285	$943	$55	$54	$1,337
Goodwill from acquisitions	3	54	(3)	—	54
Currency translation	14	50	3	4	71

Balance, September 30, 2007	$302	$1,047	$55	$58	$1,462

The carrying amount of acquired trademarks with indefinite lives as of September 30, 2007 and December 31, 2006 totaled $144 million.

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and are detailed below.

	Sept. 30, 2007			Dec. 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(Millions)
Acquired technology	$456	$(195)	$261	$400	$(164)	$236
Other	364	(140)	224	332	(128)	204

Balance	$820	$(335)	$485	$732	$(292)	$440

Aggregate amortization expense related to these identifiable intangible assets for the three and nine months ended September 30, 2007 was $15 million and $44 million, respectively, and for the three and nine months ended September 30, 2006 was $13 million and $32 million, respectively. As of September 30, 2007, estimated future amortization expense of identifiable intangible assets is as follows: $13 million for the remaining quarter of 2007 and $54 million, $52 million, $50 million, $42 million and $38 million in 2008, 2009, 2010, 2011 and 2012, respectively.

10.	Income Taxes

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

11.	Pensions and Other Postretirement Benefits

The net periodic benefit costs for the three and nine months ended September 30, 2007 and 2006 were as follows:

	Pensions
	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2007	2006	2007	2006
	(Millions)
Service cost	$18	$19	$54	$55
Interest cost	54	49	159	147
Expected return on plan assets	(67)	(60)	(199)	(174)
Amortization of prior service cost	4	4	11	12
Amortization of actuarial losses	21	26	62	79
Curtailments and special termination benefits	12	—	12	—

Net periodic pension cost	$42	$38	$99	$119

The decline in net periodic pension cost for the nine months ended Sept. 30, 2007 is due to improved actual investment returns in 2006 and the impact of Company contributions made to our U.S. plans in 2006 and 2007.

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

In the first nine months of 2007, we made $102 million of voluntary contributions to our U.S. defined benefit pension plans. We expect to make mandatory contributions to our non-U.S. plans in 2007 of approximately $37 million, of which approximately $17 million was contributed as of September 30, 2007.

The net periodic other postretirement benefit costs for the three and nine months ended September 30, 2007 and 2006 were as follows:

	Other Postretirement Benefits
	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2007	2006	2007	2006
	(Millions)
Service cost	$6	$7	$18	$20
Interest cost	16	16	48	47
Amortization of prior service cost	(3)	(4)	(8)	(11)
Amortization of actuarial losses	8	9	25	28
Curtailments and special termination benefits	5	—	5	—

Net periodic other postretirement benefit cost	$32	$28	$88	$84

The net periodic costs for other postretirement benefits in the table above include the benefit of the subsidy under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Medicare Act of 2003”) for all periods presented.

In the third quarter of 2007, the Company’s U.S. other postretirement benefit plan was amended to consolidate the number of retiree health care options for participants. The plan amendment is effective January 1, 2008. The amended plan is a fully-insured Medicare replacement plan, or an Advantage Plan, for which a third-party health care provider will be reimbursed directly by Medicare. As such, beginning in 2008 PPG will no longer be eligible to receive the subsidy provided under the Medicare Act of 2003. The impact of the plan amendment was to reduce the accumulated plan benefit obligation by $67 million.

The third quarter curtailment losses related to the sale of the automotive glass and automotive replacement glass and services businesses gave rise to a re-measurement of the benefit obligations of the affected plans. As a result of the re-measurement, the benefit obligation of these plans decreased by $141 million, resulting in a decrease in the associated accumulated other comprehensive loss related to defined benefit pension and postretirement plans of $85 million.

12.	Comprehensive Income

Total comprehensive income for the three and nine months ended September 30, 2007 and 2006 was as follows:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2007	2006	2007	2006
	(Millions)
Net income	$191	$90	$634	$554
Other comprehensive income, net of tax:
Pension and other postretirement benefits (Note 11)	114	—	100	—
Currency translation adjustment	126	(8)	241	109
Unrealized gains (losses) on marketable securities	1	(1)	(1)	—
Net change – derivatives (Note 13)	(5)	(11)	3	(16)

	236	(20)	343	93

Total comprehensive income	$427	$70	$977	$647

13.	Derivative Financial Instruments

PPG’s policies do not permit speculative use of derivative financial instruments. PPG uses derivative instruments to manage its exposure to fluctuating natural gas prices through the use of natural gas swap contracts. PPG also uses forward currency and option contracts as hedges against its exposure to variability in exchange rates on short-term intercompany borrowings and cash flows denominated in foreign currencies and to translation risk. PPG uses foreign denominated debt to hedge investments in foreign operations. Interest rate swaps are used to manage the Company’s exposure to changing interest rates. We also use an equity forward arrangement to hedge a portion of our exposure to changes in the fair value of PPG stock that is to be contributed to the asbestos settlement trust as discussed in Note 17, “Commitments and Contingent Liabilities.”

During the first nine months of 2007, other comprehensive income included a net gain due to derivatives of $3 million, net of tax. This gain was comprised of realized losses of $14 million and unrealized losses of $11 million. The realized losses related to the settlement during the period of natural gas and foreign currency contracts and interest rate swaps owned by one of the Company’s investees accounted for under the equity method of accounting. The unrealized losses related to the change in fair value of the natural gas and foreign currency contracts and interest rate swaps owned by one of the Company’s investees accounted for under the equity method of accounting.

During the first nine months of 2006, other comprehensive income included a net loss due to derivatives of $16 million, net of tax. This loss was comprised of realized losses of $14 million and unrealized losses of $30 million. The realized losses related to the settlement during the period of natural gas contracts and interest rate swaps owned by one of the Company’s investees accounted for under the equity method of accounting. These losses were offset in part by realized gains related to the settlement of foreign currency contracts. The unrealized losses related primarily to the change in fair value of the natural gas contracts. These unrealized losses were partially offset by unrealized gains on foreign currency contracts and on interest rate swaps owned by one of the Company’s investees accounted for under the equity method of accounting.

In November 2002, PPG entered into a one-year renewable equity forward arrangement with a bank in order to partially mitigate the impact of changes in the fair value of PPG stock that is to be contributed to the asbestos settlement trust as discussed in Note 17. This instrument, which has been renewed, is recorded at fair value as an asset or liability and changes in the fair value of this instrument are reflected in “Asbestos settlement – net” in the condensed consolidated statement of income. The fair value of this instrument as of September 30, 2007 and December 31, 2006 was a current asset of $24 million and $14 million, respectively. PPG recorded income of $0 million and $10 million for the three and nine months ended September 30, 2007, respectively, and income of $1 million and $8 million for the three and nine months ended September 30, 2006, respectively, for the change in fair value of this instrument.

14.	Cash Flow Information

Cash payments for interest were $79 million and $67 million for the nine months ended September 30, 2007 and 2006, respectively. Net cash payments for income taxes for the nine months ended September 30, 2007 and 2006 were $307 million and $276 million, respectively.

15.	Reportable Segment Information

PPG is a multinational manufacturer with eleven operating segments that are organized based on our major product lines. These operating segments are also our reporting units for purposes of testing goodwill for impairment. The operating segments have been aggregated based on the nature of their products, production processes, end-use markets and methods of distribution into five reportable segments. In the fourth quarter of 2006, we changed the composition of our reportable segment information to reflect management’s current view of our organization and to provide further clarity in our reporting of business performance. The reportable segment information presented for the three and nine months ended September 30, 2006 has been restated to conform to the 2007 presentation.

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

The Optical and Specialty Materials reportable segment is comprised of the optical products and silica operating segments. The primary Optical and Specialty Materials products are Transitions® lenses, sunlenses, optical materials, polarized film and amorphous precipitated silica products. Transitions® lenses are processed and distributed by PPG’s 51%-owned joint venture with Essilor International.

The Commodity Chemicals reportable segment is comprised of the chlor-alkali and derivatives operating segment. The primary chlor-alkali and derivative products are chlorine, caustic soda, vinyl chloride monomer, chlorinated solvents, chlorinated benzenes, calcium hypochlorite, ethylene dichloride and phosgene derivatives.

The Glass reportable segment is comprised of the performance glazings and fiber glass operating segments. This reportable segment primarily supplies flat glass, fabricated glass and continuous-strand fiber glass products.

Reportable segment net sales and segment income for the three and nine months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2007	2006	2007	2006
	(Millions)
Net sales:
Performance and Applied Coatings	$963	$800	$2,792	$2,252
Industrial Coatings	901	811	2,713	2,389
Optical and Specialty Materials	257	230	786	690
Commodity Chemicals	400	371	1,151	1,144
Glass	302	292	890	886

Total (a)	$2,823	$2,504	$8,332	$7,361

Segment income:
Performance and Applied Coatings	$140	$131	$420	$380
Industrial Coatings	89	83	293	278
Optical and Specialty Materials	55	53	189	173
Commodity Chemicals	89	77	190	250
Glass	28	25	62	79

Total	401	369	1,154	1,160

Legacy costs (b)	(10)	(203)	(34)	(220)

Acquisition related costs (c)	(6)	—	(6)	—

Asbestos settlement – net (Note 17)	(5)	(6)	(22)	(23)

Interest – net	(19)	(18)	(58)	(53)

Restructuring	—	—	—	(35)

Unallocated stock based compensation (Note 16)	(13)	(10)	(31)	(28)

Other unallocated corporate expense – net	(13)	(31)	(52)	(79)

Income before income taxes and minority interest	$335	$101	$951	$722

(a)	Intersegment net sales for the three and nine months ended September 30, 2007 and 2006 were not material.
(b)	Legacy costs include current costs related to former operations of the Company, including environmental remediation, pension and other postretirement benefit costs, and charges which are considered to be unusual or non-recurring. For the three and nine months ended September 30, 2006, these costs included a pretax charge of $165 million for environmental remediation (see Note 17) and a charge for the settlement of a legal matter of $23 million. Legacy costs for the nine months ended September 30, 2006, also included pretax earnings of $33 million for insurance recoveries related to prior legal settlements.
(c)	Represents costs resulting from the flow through of the higher than normal costs of sales under purchase accounting related to the inventory acquired in the Barloworld Coatings Australia transaction which resulted in a loss from operations for the acquired business in the third quarter of 2007.

16.	Stock-Based Compensation

The Company’s stock-based compensation includes stock options, restricted stock units (“RSUs”) and annual grants of contingent shares that are earned based on achieving targeted levels of total shareholder return. On April 20, 2006, the PPG Industries, Inc. Omnibus Incentive Plan (“PPG Omnibus Plan”) was approved by shareholders of the Company. The PPG Omnibus Plan consolidated into one plan several of the Company’s previously existing compensatory plans providing for equity-based and cash incentive awards to certain of the Company’s employees and directors. Effective April 20, 2006, all grants of stock options, RSUs and contingent shares are made under the PPG Omnibus Plan. The provisions of the PPG Omnibus Plan do not modify the terms of awards that were granted under the Company’s previously existing compensatory plans. There were 8.7 million shares available for future grants under the PPG Omnibus Plan as of September 30, 2007.

Total stock-based compensation cost was $13 million and $31 million for the three and nine months ended September 30, 2007, respectively, and $10 million and $28 million for the three and nine months ended September 30, 2006, respectively. The total income tax benefit recognized in the income statement related to the stock-based compensation was $5 million and $11 million for the three and nine months ended September 30, 2007, respectively, and $4 million and $10 million for the three and nine months ended September 30, 2006, respectively.

Stock Options

PPG has outstanding stock option awards that have been granted under three stock option plans: the PPG Industries, Inc. Stock Plan (“PPG Stock Plan”), the PPG Industries, Inc. Challenge 2000 Stock Plan (“PPG Challenge 2000 Stock Plan”), and the PPG Omnibus Plan. Under the PPG Omnibus Plan and the PPG Stock Plan, certain employees of the Company have been granted options to purchase shares of common stock at prices equal to the fair market value of the shares on the date the options were granted. The options are generally exercisable beginning from six to 48 months after being granted and have a maximum term of 10 years. Upon exercise of a stock option, shares of Company stock are issued from treasury stock. The PPG Stock Plan includes a restored option provision for options granted prior to January 1, 2003 that allows an optionee to exercise options and satisfy the option price by certifying ownership of mature shares of PPG common stock with equivalent market value.

On July 1, 1998, under the PPG Challenge 2000 Stock Plan, the Company granted to substantially all active employees of the Company and its majority owned subsidiaries the option to purchase 100 shares of common stock at its then fair market value of $70 per share. The options became exercisable on July 1, 2003 and expire on June 30, 2008.

The fair value of stock options issued to employees is measured on the date of grant and is recognized as expense over the requisite service period. PPG estimates the fair value of stock options using the Black-Scholes option pricing model. The risk-free interest rate is determined by using the U.S. Treasury yield curve at the date of the grant and using a maturity equal to the expected life of the option. The expected life of options is calculated using the average of the vesting term and the maximum term, as prescribed by SEC Staff Accounting Bulletin No. 107, “Share-Based Payment.” The expected dividend yield and volatility are based on historical stock prices and dividend amounts over past time periods equal in length to the expected life of the options.

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

17.	Commitments and Contingent Liabilities

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

Twenty-nine glass antitrust cases have been filed in federal courts, all of which were consolidated as a class action in the U.S. District Court for the Western District of Pennsylvania located in Pittsburgh, Pa. All of the other defendants in the glass class action antitrust case settled with the plaintiffs and were dismissed from the case. On May 29, 2003, the Court granted PPG’s motion for summary judgment dismissing the claims against PPG in the glass class action antitrust case. The plaintiffs in that case appealed that order to the U.S. Third Circuit Court of Appeals. On Sept. 30, 2004, the U.S. Third Circuit Court of Appeals affirmed in part and reversed in part the dismissal of PPG and remanded the case for further proceedings. PPG petitioned the U.S. Supreme Court for permission to appeal the decision of the U.S. Third Circuit Court of Appeals, however, the U.S. Supreme Court rejected PPG’s petition for review.

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

There are class action lawsuits in five states that mimic the federal class action but were filed pursuant to state statutes on behalf of indirect purchasers of automotive refinish products. The plaintiffs in these cases have not yet specified an amount of alleged damages. The cases are in state courts in California, Maine, Massachusetts, Tennessee and Vermont. A similar suit brought in a federal court in New York City was dismissed on May 8, 2007. PPG believes that there was no wrongdoing on its part, and believes it has meritorious defenses to the independent state court cases. Notwithstanding the foregoing, PPG agreed to settle the California state court cases and it is considering potential settlement of the remaining state court cases. Necessary court proceedings will follow before the settlement of the California state court cases becomes final and non-appealable. The hearing for court approval of the California state court cases was held October 4, 2007, and PPG is awaiting a final decision from the court.

Beginning in April 1994, the Company was a defendant in a suit filed by Marvin Windows and Doors (“Marvin”) alleging numerous claims, including breach of warranty. All of the plaintiff’s claims, other than breach of warranty, were dismissed. However, on Feb. 14, 2002, a federal jury awarded Marvin $136 million on the remaining claim. Subsequently, the court added $20 million for interest bringing the total judgment to $156 million. PPG appealed that judgment and the appeals court heard the parties’ arguments on June 9, 2003. On March 23, 2005, the appeals court ruled against PPG. Subsequent to the ruling by the court, PPG and Marvin agreed to settle this matter for $150 million and PPG recorded a charge for that amount in the first quarter of 2005. PPG paid the settlement on Apr. 28, 2005. PPG subsequently received $51 million in insurance recoveries related to this settlement; of which $33 million is included in “Other charges” for the nine months ended September 30, 2006, respectively, and the remainder was received in the in the third quarter of 2005.

For over 30 years, PPG has been a defendant in lawsuits involving claims alleging personal injury from exposure to asbestos. As of September 30, 2007, PPG was one of many defendants in numerous asbestos-related lawsuits involving approximately 114,000 open claims served on PPG. Most of PPG’s potential exposure relates to allegations by plaintiffs that PPG should be liable for injuries involving asbestos-containing thermal insulation products manufactured and distributed by Pittsburgh Corning Corporation (“PC”). PPG and Corning Incorporated are each 50% shareholders of PC. PPG has denied responsibility for, and has defended, all claims for any injuries caused by PC products.

On Apr. 16, 2000, PC filed for Chapter 11 Bankruptcy in the U.S. Bankruptcy Court for the Western District of Pennsylvania located in Pittsburgh, Pa. Accordingly, in the first quarter of 2000, PPG recorded an after-tax charge of $35 million for the write-off of all of its investment in PC. As a consequence of the bankruptcy filing and various motions and orders in that proceeding, the asbestos litigation against PPG (as well as against PC) has been stayed and the filing of additional asbestos suits against them has been enjoined, until 30 days after the effective date of a confirmed plan of reorganization for PC substantially in accordance with the settlement arrangement among PPG and several other parties discussed below. The stay may be terminated if the Bankruptcy Court determines that such a plan will not be confirmed, or the settlement arrangement set forth below is not likely to be consummated.

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

The terms of the PPG Settlement Arrangement and the Corning Settlement Arrangement have been incorporated into a bankruptcy reorganization plan for PC along with a disclosure statement describing the plan, which PC filed with the Bankruptcy Court on Apr. 30, 2003. Amendments to the plan and disclosure statement were filed on Aug. 18 and Nov. 20, 2003. Creditors and other parties with an interest in the bankruptcy proceeding were entitled to file objections to the disclosure statement and the plan of reorganization, and a few parties filed objections. On Nov. 26, 2003, after considering objections to the second amended disclosure statement and plan of reorganization, the Bankruptcy Court entered an order approving such disclosure statement and directing that it be sent to creditors, including asbestos claimants, for voting. The Bankruptcy Court established March 2, 2004 as the deadline for receipt of votes. In order to approve the plan, at least two thirds in amount and more than one-half in number of the allowed creditors in a given class must vote in favor of the plan, and for a plan to contain a channeling injunction for present and future asbestos claims under §524(g) of the Bankruptcy Code, as described below, 75 percent of the asbestos claimants voting must vote in favor of the plan. On March 16, 2004, notice was received that the plan of reorganization received the required votes to approve the plan with a channeling injunction. From May 3-7, 2004, the Bankruptcy Court judge conducted a hearing regarding the fairness of the settlement, including whether the plan would be fair with respect to present and future claimants, whether such claimants would be treated in substantially the same manner, and whether the protection provided to PPG and its participating insurers would be fair in view of the assets they would convey to the asbestos settlement trust (the “Trust”) to be established as part of the plan. At that hearing, creditors and other parties in interest raised objections to the PC plan of reorganization. Following that hearing, the Bankruptcy Court set deadlines for the parties to develop agreed-upon and contested Findings of Fact and Conclusions of Law and scheduled oral argument for contested items.

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

In addition, and in response to additional motions to lift the stay filed on behalf of other premises claimants, the Bankruptcy Court issued a series of orders in late December 2006 lifting the stay, effective Jan. 31, 2007, with respect to an additional 496 premises claims. PPG is the process of gathering preliminary information about these claims. Other premises claims that have not been resolved remain subject to the stay. Asbestos claims other than premises claims remain subject to the stay, as outlined above, although the claimants who were party to the action resulting in a jury verdict against PPG in January 2000 have moved to lift the stay with respect to their claims. That motion is scheduled to be argued before the Bankruptcy Court in the fourth quarter of 2007, along with two other motions that have been filed to lift the stay. The first is a motion, filed in September 2007, to lift the stay with respect to certain claims allegedly arising from exposure to asbestos-containing products distributed or sold by PPG. The second is a motion, filed in October 2007, by 16 individuals with alleged premises claims against PPG.

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

In the second quarter of 2002, an initial charge of $772 million was recorded for the estimated cost of the PPG Settlement Arrangement which included the net present value as of December 31, 2002, using a discount rate of 5.5% of the aggregate cash payments of approximately $998 million to be made by PPG to the Trust. That amount also included the carrying value of PPG’s stock in Pittsburgh Corning Europe, the fair value as of June 30, 2002 of 1,388,889 shares of PPG common stock and $30 million in legal fees of the Trust to be paid by PPG, which together with the first payment originally scheduled to be made to the Trust on June 30, 2003, were reflected in the current liability for PPG’s asbestos settlement in the balance sheet as of June 30, 2002. The net present value at that date of the remaining payments of $566 million was recorded in the noncurrent liability for asbestos settlement. The following table summarizes the impact on our income statement for the three and nine months ended September 30, 2007 and 2006 resulting from the PPG Settlement Arrangement including the change in fair value of the stock to be transferred to the asbestos settlement trust and the equity forward instrument (see Note 13, “Derivative Financial Instruments”) and the increase in the net present value of the future payments to be made to the Trust.

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2007	2006	2007	2006
	(Millions)
Increase (decrease) in expense:
Change in fair value:
PPG stock	$(1)	$1	$15	$13
Equity forward instrument	—	(1)	(10)	(8)
Accretion of asbestos liability	6	6	17	18

Asbestos settlement – net expense	$5	$6	$22	$23

The fair value of the equity forward instrument was $24 million and $14 million as of September 30, 2007 and December 31, 2006, respectively, and was included as an other current asset in the accompanying condensed consolidated balance sheet. Payments under the fixed payment schedule require annual payments that are due each June. The current portion of the asbestos settlement liability included in the accompanying condensed consolidated balance sheet as of September 30, 2007, consists of all such payments required through June 2008, the fair value of PPG’s common stock and legal fees and expenses. The amount due June 30, 2009, of $38 million and the net present value of the remaining payments is included in the long-term asbestos settlement liability in the accompanying condensed consolidated balance sheet. For 2007, accretion expense associated with the asbestos liability will range from $5 million to $6 million per quarter.

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

It is PPG’s policy to accrue expenses for environmental contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Reserves for environmental contingencies are exclusive of claims against third parties and are generally not discounted. As of September 30, 2007 and December 31, 2006, PPG had reserves for environmental contingencies totaling $276 million and $282 million, respectively, of which $53 million and $65 million, respectively, were classified as current liabilities. Pretax charges against income for environmental remediation costs totaled $3 million and $8 million, respectively, for the three and nine months ended September 30, 2007, and $178 million and $205 million, respectively, for the three and nine months ended September 30, 2006, and are included in “Other charges” in the accompanying condensed consolidated statement of income. Cash outlays related to such environmental remediation aggregated $4 million and $14 million, respectively, for the three and nine months ended September 30, 2007 and $4 million and $17 million, respectively, for the three and nine months ended September 30, 2006.

Management anticipates that the resolution of the Company’s environmental contingencies will occur over an extended period of time. Over the 15 years prior to 2006, the pretax charges against income ranged between $10 million and $49 million per year. Consistent with our previous disclosure, charges for estimated environmental remediation costs in 2006 were significantly higher than our historical range as a result of our continuing efforts to analyze and assess the environmental issues associated with a former chromium manufacturing plant site located in Jersey City, NJ and at the Calcasieu River Estuary located near our Lake Charles, LA chlor-alkali plant, which efforts resulted in a pre-tax charge of $173 million in the third quarter of 2006 for the estimated costs of remediating these sites. We anticipate that charges against income in 2007 for environmental remediation costs will be within, but near the lower end of the prior historical range. We expect cash outlays for environmental remediation costs to be approximately $20 million in 2007 and to range from $35 million to $60 million annually through 2012. The level of expected cash outlays in 2007 is less than initially anticipated due to activity related to the former chromium manufacturing plant site in New Jersey, as PPG awaits approval of workplans that have been submitted to the applicable regulatory agencies. It is possible, however, that technological, regulatory and enforcement developments, the results of environmental studies and other factors could alter these expectations. In management’s opinion, the Company operates in an environmentally sound manner and the outcome of the Company’s environmental contingencies will not have a material effect on PPG’s financial position or liquidity; however, any such outcome may be material to the results of operation of any particular period in which costs, if any, are recognized.

In New Jersey, PPG continues to perform its obligations under an Administrative Consent Order (“ACO”) with the New Jersey Department of Environmental Protection (“NJDEP”). Since 1990, PPG has remediated 47 of 61 residential and nonresidential sites under the ACO. The most significant of the remaining sites is the former chromium manufacturing location in Jersey City. The Company submitted a feasibility study work plan to the NJDEP in October 2006 that includes review of the available remediation technology alternatives for the former chromium manufacturing location. Under the feasibility study work plan, remedial alternatives which will be assessed include, but are not limited to, soil excavation and offsite disposal in a licensed disposal facility, insitu chemical stabilization of soil and groundwater, and insitu solidification of soils. A feasibility study is expected to be completed in 2008. In addition, PPG is planning to conduct Interim Remedial Measures (“IRMs”) at the site during 2008. Implementation of these IRMs will assist in the evaluation of remedial technologies required in the feasibility study. PPG has recently proposed excavation and offsite disposal of impacted soils as the preferred remedial alternative for one other of the remaining sites under the ACO. This proposal has been submitted to the NJDEP for approval. In addition, investigation activities are ongoing for an additional six sites covered by the ACO with completion expected in 2008. Investigation activities have not yet begun for the remaining six sites covered by the ACO, but we believe the results of the study at the former chromium manufacturing location will also provide us with relevant information concerning remediation alternatives at these 12 sites. The principal contaminant of concern is hexavalent chromium. Based on current estimates, at least 500,000 tons of soil may be potentially impacted for all remaining sites.

As a result of the extensive analysis undertaken in connection with the preparation and submission of the feasibility study work plan for the former chromium manufacturing location, the Company recorded a pretax charge of $165 million in the third quarter of 2006. This charge included estimated costs for remediation at all remaining ACO sites, including the former manufacturing site, and for the resolution of litigation filed by NJDEP as discussed below. In May 2005, the NJDEP filed a complaint against PPG and two other former chromium producers seeking to hold the parties responsible for a further 53 sites where the source of chromium contamination is not known and to recover costs incurred by the agency in connection with its response activities at certain of those sites. This case is in discovery with ongoing mediation to resolve the allocation of these additional sites among the three companies. As of September 30, 2007 and December 31, 2006 PPG had reserves of $195 million and $198 million, respectively, for environmental contingencies associated with all New Jersey sites.

Multiple future events, such as feasibility studies, remedy selection, remedy design and remedy implementation involving agency action or approvals will be required, and considerable uncertainty exists regarding the timing of these future events for the remaining 14 sites covered by the ACO. Final resolution of these events is expected to occur over an extended period of time. However, based on current information, it is expected that feasibility study approval and remedy selection could occur during 2008 for the former chromium plant and six adjacent sites, while remedy design and approval could occur during 2008 to 2009, and remedy implementation could occur during 2009 to 2013, with some period of long-term monitoring for remedy effectiveness to follow. One other site is expected to be remediated during 2007 to 2008. Activities at six other sites have not yet begun and the timing of future events related to these sites cannot be predicted at this time. Based on current information, we expect cash outlays related to remediation efforts in New Jersey to range from $5 million to $10 million in 2007 and $15 million to $45 million annually from 2008 through 2012.

In Lake Charles, the U.S. Environmental Protection Agency (“USEPA”) has completed investigation of contamination levels in the Calcasieu River estuary and issued a Final Remedial Investigation Report in September 2003, which incorporates the Human Health and Ecological Risk Assessments, indicating that elevated levels of risk exist in the estuary. PPG and other potentially responsible parties are performing a feasibility study under the authority of the Louisiana Department of Environmental Quality (“LDEQ”). PPG’s exposure with respect to the Calcasieu Estuary is focused on the lower few miles of Bayou d’Inde, a small tributary to the Calcasieu Estuary near PPG’s Lake Charles facility, and about 150 to 200 acres of adjacent marshes. The Company and three other potentially responsible parties submitted a draft remediation feasibility study report to the LDEQ in October 2006 following completion of the feasibility study and an evaluation of its findings. The proposed remedial alternatives include sediment dredging, sediment capping, and biomonitoring of fish and shellfish. Principal contaminants of concern which may require remediation include various metals, dioxins and furans, and polychlorinated biphenyls. In response to agency comments on the draft study, the companies are undertaking additional investigation and will update the study. As a result of the analysis undertaken in connection with the preparation and submission of the draft feasibility study, PPG recorded a pretax charge of $8 million in the third quarter of 2006 for its estimated share of the remediation costs at this site.

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

The principal elements of the charges for remediating the New Jersey and Calcasieu Estuary sites are based on competitively derived or readily available remediation industry cost data for representative remedial options (e.g. excavation, insitu stabilization/

solidification, etc.) to be evaluated for the New Jersey sites and the remedial alternatives proposed to LDEQ for the Calcasieu Estuary. Major cost components include transportation and disposal of excavated soil and/or soil treatment costs for the New Jersey sites and sediment capping and dredging costs for the Calcasieu Estuary site. The charges we recorded are exclusive of any third party indemnification, as we believe the likelihood of receiving any such amounts to be remote.

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

Initial remedial actions are occurring at the three operating plant sites in our chemicals businesses. These three operating plant sites include our Barberton, OH, Lake Charles, LA and Natrium, WV locations. At Barberton, we have completed a Facility Investigation and Corrective Measure Study (“CMS”) under USEPA’s Resource Conservation and Recycling Act (“RCRA”) Corrective Action Program. Currently, we are implementing the remediation alternatives recommended in the CMS using a performance-based approach with USEPA Region V oversight. Similarly, we have completed a Facility Investigation and CMS for our Lake Charles facility under the oversight of the LDEQ. The LDEQ has accepted our proposed remedial alternatives which are expected to be incorporated into the facility’s RCRA operating permit during 2007. Planning for or implementation of these proposed alternatives is in progress. At our Natrium facility, a Facility Investigation has been completed, initial interim remedial measures have been implemented to mitigate soil impacts but additional investigation is required to more fully define the nature and extent of groundwater contamination and to identify appropriate, additional remedial actions.

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

The bankruptcy proceedings related to our partner in a fiber glass joint venture in Venezuela have been in progress since 2003 and remain unresolved, which has created uncertainty concerning the future of the joint venture. After an extensive evaluation of a variety of options concerning a path forward, we have concluded that we will not be able to recover the carrying amount of our investment in and receivables from this joint venture and have written those assets off in the first quarter of 2007 by taking a pre-tax charge against earnings of $10 million which is included in “Other charges” in the accompanying condensed consolidated statement of income for the nine months ended September 30, 2007.

The Company accrues for product warranties at the time the products are sold based on historical claims experience. As of September 30, 2007 and December 31, 2006, the reserve for product warranties was $9 million and $10 million, respectively. Pretax charges against income for product warranties and the related cash outlays were not material for the three and nine months ended September 30, 2007 and 2006.

The Company had outstanding letters of credit of $71 million and guarantees of the indebtedness of others of $73 million as of September 30, 2007. The Company does not believe any loss related to such guarantees is likely.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Presentation of Discontinued Operations

During the third quarter of 2007, the Company entered into an agreement to sell its automotive glass and automotive replacement glass and services businesses to Platinum Equity for approximately $500 million before minority interest. Based on the third quarter commitment to sell these businesses, the Company determined that the accounting requirements of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” for classifying these businesses as assets held for sale and reporting their results of operations and cash flows as discontinued operations were met. Accordingly, the assets and liabilities of these businesses have been classified as held for sale in the accompanying balance sheets as of Sept. 30, 2007 and Dec. 31, 2006. Further, the results of operations and cash flows of these businesses have been classified as discontinued operations in the accompanying condensed consolidated statements of income for the three and nine months ended Sept. 30, 2007 and 2006 and in the accompanying condensed consolidated statements of cash flows for the nine months ended Sept. 30, 2007 and 2006, respectively.

The sale of the automotive glass and automotive replacement glass and services businesses will result in a slight gain to be recognized upon closing, which is expected to occur in the fourth quarter of 2007. Under the terms of the sale, PPG will retain the defined benefit pension and other postretirement benefit obligation for service provided to PPG through the closing date, except for certain defined benefit pension plans, for which the fully funded benefit obligation for active employees on the date of sale will be transferred to the buyer. Consequently, PPG will experience curtailments and settlements related to these plans. In the third quarter of 2007, PPG recorded a pretax charge of $17 million ($11 million aftertax), primarily representing curtailment losses on certain defined benefit pension plans. Upon the closing of the transaction, PPG expects to recognize pretax curtailment gains of approximately $10 million related to other postretirement benefit plans. The transfer of the obligation of certain plans to the buyer, as described above, is subject to regulatory approval, which is currently expected to occur in 2008 or 2009, at which time PPG will record a settlement charge that is currently estimated to be $25 to $30 million.

Also in the third quarter of 2007, PPG entered into an agreement to sell its fine chemicals business to ZaCh System S.p.A., a subsidiary of Zambron Company S.p.A., for approximately $65 million. The sale of this business is expected to close in the fourth quarter of 2007. Based on the third quarter commitment to sell the fine chemicals business, the Company determined that the accounting requirements of SFAS No. 144 for classifying this business as an asset held for sale and reporting its results of operations and cash flows as discontinued operations were met. Accordingly, the assets and liabilities of this business have been classified as held for sale in the accompanying balance sheets as of Sept. 30, 2007 and Dec. 31, 2006. Further, the results of operations and cash flows of this business have been classified as discontinued operations in the accompanying condensed consolidated statements of income for the three and nine months ended Sept. 30, 2007 and 2006 and in the accompanying condensed consolidated statements of cash flows for the nine months ended Sept. 30, 2007 and 2006, respectively. As the carrying value of the fine chemicals business exceeded the negotiated selling price under the terms of the transaction, PPG has recorded a pretax charge in the third quarter of 2007 of $21 million ($19 million aftertax) to write down the assets of this business to fair value less cost to sell.

Performance in Third Quarter of 2007 Compared to Third Quarter of 2006

Performance Overview

Sales for the third quarter of 2007 increased 13% to $2,823 million compared to $2,504 million for the third quarter of 2006. Sales related to acquisitions in our Performance and Applied coatings segment, higher volumes in all business segments and the positive effects of foreign currency translation each increased sales by 4%. Additionally, sales increased by 1% due to the benefit of higher selling prices.

($ in Millions)

Three Months ended Sept. 30, 2007
	Continuing Operations		Discontinued Operations		Total
	$	EPS	$	EPS	$	EPS
Net income (loss)	$215	$1.29	$(24)	$(0.14)	$191	$1.15
Net income (loss) includes:
Acquisition related costs	4	0.03			4	0.03
Charge related to asbestos settlement – net	3	0.02			3	0.02
Glass divestiture charge			11	0.06	11	0.06
Fine chemicals divestiture charge			19	0.11	19	0.11

($ in Millions)

Three Months ended Sept. 30, 2006
	Continuing Operations		Discontinued Operations		Total
	$	EPS	$	EPS	$	EPS
Net income	$70	$0.42	$20	$0.12	$90	$0.54
Net income includes:
Environmental remediation charge	106	0.64			106	0.64
Charges for legal settlements	21	0.12			21	0.12
Charge related to asbestos settlement – net	4	0.02			4	0.02
Earnings from insurance recovery	(7)	(0.04)			(7)	(0.04)

Income from continuing operations and earnings per share – assuming dilution for the third quarter were $215 million and $1.29, respectively, compared to $70 million and 42 cents, respectively, for the third quarter of 2006. Income from continuing operations for the third quarter of 2007 included an aftertax charge of $4 million or 3 cents a share representing the flow through costs of sales of the step up to fair value of the inventory acquired in the Barloworld Coatings Australia transaction and an aftertax charge of $3 million or 2 cents a share, to reflect the net increase in the current value of the Company’s obligation relating to asbestos claims under the PPG Settlement Arrangement. See Note 17, “Commitments and Contingent Liabilities” for a description of the asbestos matter. Income from continuing operations for the third quarter of 2006 included aftertax charges of $106 million, or 64 cents a share, for estimated environmental remediation costs at our former chromium manufacturing plant in Jersey City, N.J. and at the Calcasieu River estuary near our Lake Charles, La. facility; $21 million, or 12 cents a share, for legal settlements; and $4 million, or 2 cents a share, to reflect the net increase in the current value of the Company’s obligation relating to asbestos claims under the PPG Settlement Arrangement. Income from continuing operations for the third quarter of 2006 also included aftertax earnings of $7 million, or 4 cents a share, for an insurance recovery.

Loss from discontinued operations, net of tax, and earnings per share – assuming dilution were $24 million and 14 cents, respectively, for the third quarter of 2007. This compares to income from discontinued operations, net of tax, and earnings per share – assuming dilution of $20 million and 12 cents, respectively, in the third quarter of 2006. The loss from discontinued operations in the third quarter of 2007 includes an aftertax charge of $11 million, or 6 cents a share for the curtailment charge related to the sale of the automotive glass businesses. Additionally, the loss from discontinued operations in the third quarter of 2007 includes an aftertax charge of $19 million, or 11 cents a share reflecting the write down of the net assets of the fine chemicals business to fair value less cost to sell.

Net income and earnings per share – assuming dilution for the third quarter of 2007 were $191 million and $1.15, respectively, compared to $90 million and 54 cents, respectively, in the third quarter of 2006. The increase in net income was due largely to the absence of the third quarter 2006 charges for estimated environmental remediation and legal settlements. The benefit from increased sales volumes and selling prices also increased net income. Net income was reduced by the third quarter 2007 charges related to the pending sales of the automotive glass and fine chemicals businesses. Net income was also lowered in the third quarter in 2007 by the negative impact of inflation and higher overhead costs related to growth initiatives.

Performance of Reportable Segments

Performance and Applied Coatings sales increased 20% to $963 million for the third quarter of 2007 compared to $800 million for the third quarter of 2006. Sales increased 14% due to sales from acquisitions in all three Performance and Applied Coatings businesses, 4% due to the positive impact of foreign currency translation, 1% due to improved sales volumes and 1% due to higher selling prices. Segment income was $140 million for the third quarter of 2007 compared to $131 million for the same quarter in 2006. Segment income increased due to improved sales volumes, the positive impact of acquisitions and higher selling prices, which more than offset the negative impact of inflation. Segment income was reduced by higher overhead costs to support our growth initiatives.

Industrial Coatings sales increased 11% to $901 million for the third quarter of 2007 compared to $811 million for the third quarter of 2006. Sales increased 5% from improved sales volumes primarily in our automotive coatings business and 5% due to the positive impact of foreign currency translation, with the remainder of the increase the result of slightly higher selling prices and sales from acquired businesses. The volume growth in the automotive coatings business occurred in all regions of the world. In both the industrial and packaging coatings businesses volume improvements in Latin America, Asia and Europe, were substantially offset by volume declines in North America. Segment income was $89 million for the third quarter of 2007 compared to $83 million for the same quarter in 2006. Segment income increased due to the improved sales volumes, the positive impact of foreign currency, improved manufacturing costs and slightly higher selling prices, which more than offset the negative impacts of higher overhead costs to support growth and higher inflation, including higher raw material costs.

Optical and Specialty Materials sales increased 12% to $257 million for the third quarter of 2007 compared to $230 million for the third quarter of 2006. Sales increased 8% due to higher volumes in both our optical products and silica products businesses, 3% due to the positive impact of foreign currency translation, and 1% due to higher selling prices. Segment income was $55 million for the third quarter of 2007 compared to $53 million for the same quarter in 2006. The increase in segment income was primarily the result of increased sales volumes in optical products, which was partially offset by higher advertising and other overhead costs to support our growth initiatives.

Commodity Chemicals sales increased 8% to $400 million for the third quarter of 2007 compared to $371 million for the third quarter 2006. Sales increased 7% due to higher volumes and 1% as the result of higher selling prices. Segment income was $89 million for the third quarter of 2007 compared to $77 million for the same quarter in 2006. Segment income increased due to improved sales volumes and pricing and lower environmental and manufacturing costs. These increases were countered in part by the absence of a 2006 insurance recovery related to 2005 hurricane damage and the negative effect of inflation.

Glass sales increased 3% to $302 million for the third quarter of 2007 compared to $292 million for the third quarter of 2006. Sales increased 2% due to higher sales volumes in our fiber glass business and 2% due to the positive impact of foreign currency translation. Sales declined by 1% due to slightly lower selling prices. Segment income was $28 million for the third quarter of 2007 compared to $25 million for the same quarter of 2006. Segment income increased due primarily to improved sales volumes, the impact of which was partially offset by lower selling prices and inflation.

Performance in the First Nine Months of 2007 Compared to First Nine Months of 2006

Performance Overview

Sales increased 13% for the first nine months of 2007 to $8,332 million compared to $7,361 million for the first nine months of 2006. Sales increased 7% due to acquisitions, 4% due to higher volumes and 3% due to the positive effects of foreign currency translation. Sales decreased by 1% due to lower selling prices.

($ in Millions)

Nine Months ended Sept. 30, 2007
	Continuing Operations		Discontinued Operations		Total
	$	EPS	$	EPS	$	EPS
Net income	$622	$3.74	$12	$0.08	$634	$3.82
Net income includes:
Acquisition related costs	4	0.03			4	0.03
Charge related to asbestos settlement – net	14	0.08			14	0.08
Glass divestiture charge			11	0.06	11	0.06
Fine chemicals divestiture charge			19	0.11	19	0.11

($ in Millions)

Nine Months ended Sept. 30, 2006
	Continuing Operations		Discontinued Operations		Total
	$	EPS	$	EPS	$	EPS
Net income	$503	$3.02	$51	$0.31	$554	$3.33
Net income includes:
Environmental remediation charges	106	0.64			106	0.64
Charges for legal settlements	26	0.15			26	0.15
Business restructuring charge	22	0.13	1	0.01	23	0.14
Charge related to asbestos settlement – net	14	0.08			14	0.08
Earnings from insurance recovery	(24)	(0.14)			(24)	(0.14)

Income from continuing operations and earnings per share – assuming dilution for the first nine months of 2007 were $622 million and $3.74, respectively, compared to $503 million and $3.02, respectively, for the same period in 2006. Income from continuing operations for the first nine months of 2007 included an aftertax charge of $4 million, or 3 cents a share representing the flow through costs of sales of the step up to fair value of the inventory acquired in the Barloworld Coatings Australia transaction and an aftertax charge of $14 million or 8 cents a share, to reflect the net increase in the current value of the Company’s obligation relating to asbestos claims under the PPG Settlement Arrangement. Income from continuing operations and earnings per share – assuming dilution for the third quarter of 2006 included aftertax charges of $106 million, or 64 cents a share, for estimated environmental remediation costs at our former chromium manufacturing plant in Jersey City, N.J. and at the Calcasieu River estuary near our Lake Charles, La. facility; $26 million, or 15 cents a share, for legal settlements; $22 million, or 13 cents a share, for business restructuring; and $14 million, or 8 cents a share, to reflect the net increase in the current value of the Company’s obligation relating to asbestos claims under the PPG Settlement Arrangement. Income from continuing operations for the first nine months of 2006 also included aftertax earnings of $24 million, or 14 cents a share, for insurance recoveries.

Income from discontinued operations, net of tax and earnings per share – assuming dilution were $12 million and 8 cents, respectively, for the first nine months of 2007 compared to $51 million and 31 cents per share, respectively, for the first nine months of 2006. Income from discontinued operations, net of tax, for the first nine months of 2007 includes an aftertax charge of $11 million, or 6 cents a share for the curtailment charge related to the sale of the automotive glass businesses and an aftertax charge of $19 million, or 11 cents a share reflecting the write down of the net assets of the fine chemicals business to fair value less cost to sell. Income from discontinued operations, net of tax, for the first nine months of 2006 includes an aftertax charge of $1 million, or 1 cent per share for business restructuring.

Net income and earnings per share – assuming dilution for first nine months of 2007 was $634 million and $3.82, respectively, compared to $554 million and $3.33, respectively, for the same period in 2006. Net income increased due largely to the absence of the 2006 charges for estimated environmental remediation, legal settlements and business restructuring. Net income also increased due to the impact of higher sales volumes, the positive impact of acquisitions and favorable currency. Net income was reduced by the 2007 charges related to the sales of the automotive glass and fine chemicals businesses and the absence of the 2006 insurance recovery. Other factors that reduced net income included lower selling prices in our Commodity Chemicals segment, the negative impact of inflation, higher overhead expenses related to our growth initiatives and higher manufacturing costs. Net income in 2007 was also impacted by the fact that the effective tax rate is higher than in 2006.

Performance of Reportable Segments

Performance and Applied Coatings sales increased 24% to $2,792 million for the first nine months of 2007 compared to $2,252 million for the first nine months of 2006. Sales increased 17% due to sales from acquisitions in all three Performance and Applied Coatings businesses, 3% due to the positive impact of foreign currency translation, and 2% due to improved sales volumes in our aerospace coatings and automotive refinish businesses, which more than offset slightly lower volumes in architectural coatings. The volume growth in the aerospace and refinish businesses occurred throughout the world, while the volume decline in architectural coatings was largely in North America. Sales also increased 2% due to higher selling prices. Segment income was $420 million for the first nine months of 2007 compared to $380 million for the same period in 2006. Factors increasing segment income were improved sales volumes, earnings from acquisitions and the positive impact of foreign currency translation. Additionally, the benefit of higher selling prices offset the impact of inflation. Segment income decreased due to higher overhead costs to support growth initiatives in this segment.

Industrial Coatings sales increased 14% to $2,713 million for the first nine months of 2007 compared to $2,389 million for the first nine months of 2006. Sales increased 5% due to acquisitions in our automotive and industrial coatings businesses, 5% due to the positive impact of foreign currency translation and 4% from improved sales volumes as volume increases in automotive coatings and packaging coatings more than offset declines in the volume of the industrial coatings business in the U.S. and Canada. Volume growth in the automotive coatings businesses occurred in all regions of the world while the volume growth in packaging coatings was experienced mainly in Europe and Asia. The decline in industrial coatings’ North American volumes overshadowed solid growth for this business in Europe, Asia, and Latin America. Segment income was $293 million for the first nine months of 2007 compared to $278 million for the same period in 2006. Segment income increased due to improved sales volumes, the impact of acquisitions, lower manufacturing costs and the positive impact of foreign currency translation. Factors decreasing segment income were inflation, including higher raw material costs, which more than offset a slight improvement in selling prices, and increased overhead costs to support growth initiatives.

Optical and Specialty Materials sales increased 14% to $786 million for the first nine months of 2007 compared to $690 million for the first nine months of 2006. Sales increased 8% due to higher volumes primarily in the optical products business, 3% due to the positive impact of foreign currency translation, 2% as the result of sales from acquisitions in our optical products business, and 1% due to higher selling prices. Segment income was $189 million for the first nine months of 2007 compared to $173 million for the same period in 2006. The increase in segment income was primarily the result of the increased sales volumes partially offset by increased overhead costs to support growth in our optical products business.

Commodity Chemicals sales increased 1% to $1,151 million for the first nine months of 2007 compared to $1,144 million for the first nine months 2006. Sales increased 8% due to higher sales volumes, which was partially offset by a 7% decrease in pricing in part due to lower natural gas input costs. Segment income was $190 million for the first nine months of 2007 compared to $250 million for the same period in 2006. Segment income was lower in large part due to lower selling prices and higher manufacturing costs, including maintenance costs. Segment income also decreased as a result of the absence of an insurance recovery received in 2006 for damage caused by Hurricane Rita in 2005. The benefit of lower energy and environmental costs and improved sales volumes were factors that increased segment income.

Glass sales increased slightly to $890 for the first nine months of 2007 compared to $886 million for the first nine months of 2006. Sales increased 2% due to the positive impact of foreign currency translation. The negative impact of lower selling prices in our performance glazings business reduced sales by 2%. Pricing in the performance glazings business includes a surcharge related to the cost of energy lagged by one quarter. The surcharge in the first nine months of 2006 exceeded the current year surcharge due to higher energy costs during the comparable periods. Segment income was $62 million for the first nine months of 2007 compared to $79 million for the same period of 2006. Segment income decreased due to the negative impact of inflation and lower pricing, including the lower energy surcharge in performance glazings and a $10 million charge recorded in the first quarter of 2007 to write off PPG’s investment in a Venezuelan joint venture. These factors were only partially offset by the benefit from higher sales volumes and higher equity earnings.

Other Factors

The increase in working capital in the accompanying condensed consolidated balance sheet as of September 30, 2007 as compared to December 31, 2006 is principally related to the $300 million increase in sales in the third quarter of 2007 as compared to the fourth quarter of 2006, the impact of foreign currency translation, the impact of 2007 acquisitions and an increase in the business outside the U.S. where the working capital intensity is greater.

The decrease in “Other charges” in the accompanying condensed consolidated statement of income for the three and nine months ended September 30, 2007 as compared to the three and nine months ended September 30, 2006 is principally due to lower environmental remediation charges in 2007, including the absence of the third quarter 2006 charge for estimated environmental remediation costs at our former chromium manufacturing plant in Jersey City, N.J. and at the Calcasieu River estuary near our Lake Charles, La. facility. “Other charges” also decreased for the three and nine months ended September 30, 2007 due to the absence of the third quarter 2006 charge for legal settlements, which impact is offset for the nine months ended September 30, 2007 by the absence of 2006 insurance recoveries.

Income from continuing operations for the third quarter of 2007 included aftertax costs of $4 million or 3 cents a share resulting from the flow through of the higher than normal costs of sales under purchase accounting related to the inventory acquired in the Barloworld Coatings Australia transaction which resulted in a loss from operations for the acquired business in the third quarter of 2007. In the third quarter of 2006, the impact on cost of sales of the higher than normal costs related to the sale of acquired inventory was offset by incremental earnings from acquisitions.

The tax rate on earnings from continuing and discontinued operations for the three months ended September 30, 2007 was 32.4%. This rate includes a tax benefit of 39% on the adjustment to increase the current value of the Company’s obligation relating to asbestos claims under the PPG Settlement Arrangement, a tax benefit of 37% on the curtailment charge related to the sale of the automotive glass businesses and a tax benefit of 12% on the adjustment to write down the assets of the fine chemicals business to fair value less cost to sell. The tax rate was 31.5% on the remaining pretax earnings from continuing and discontinued operations.

The tax rate on earnings from continuing and discontinued operations for the three months ended September 30, 2006 was 18.8%. This rate included a tax benefit of 39% on the environmental remediation charge for sites in New Jersey and Louisiana, the charge for legal settlements, and on the adjustment to increase the current value of the Company’s obligation relating to asbestos claims under the PPG Settlement Arrangement. Income tax expense of 39% was recognized on the third quarter 2006 insurance recovery. The tax rate was 31.5% on the remaining pretax earnings from continuing and discontinued operations.

The tax rate on earnings from continuing and discontinued operations for the nine months ended September 30, 2007 was 29.7%. This rate includes the benefit of reversing a valuation allowance previously recorded against the benefit of tax net operating loss carryforwards and a tax benefit of 39% on the adjustment to increase the current value of the Company’s obligation relating to asbestos claims under the PPG Settlement Arrangement, a tax benefit of 37% on the curtailment charge related to the sale of the automotive glass businesses, and a tax benefit of 12% to write down the assets of the fine chemicals business to fair value less cost to sell. The tax rate was 31.5% on the remaining pretax earnings from continuing and discontinued operations.

The tax rate on earnings from continuing and discontinued operations for the nine months September 30, 2006 was 24.5%. This rate included the benefit of a tax refund from Canada resulting from the favorable resolution in the first quarter of 2006 of a tax dispute dating back to 1997 and a tax benefit related to the settlement with the Internal Revenue Service (“IRS”) of our tax returns for the years 2001-2003. This rate also included a tax benefit of 36% on the charge for business restructuring and a tax benefit of 39% on the environmental remediation charge for sites in New Jersey and Louisiana, the charge for legal settlements, and on the adjustment to increase the current value of the Company’s obligation under the asbestos settlement agreement. Income tax expense of 39% was recorded on the insurance recoveries. The tax rate was 31.5% on the remaining pretax earnings from continuing and discontinued operations.

The tax rate on ongoing earnings from continuing operations was 31% in each period presented which rate we expect to continue in the fourth quarter of 2007.

Liquidity and Capital Resources

Cash from operating activities – continuing operations for the nine months ended September 30, 2007 was $501 million compared with $567 million for the comparable period of 2006, due primarily to a larger increase in working capital. Cash from operations and the Company’s debt capacity have been and are expected to continue to be sufficient to meet our operating requirements, to fund our capital spending, share repurchases and contributions to pension plans, to pay dividends to our shareholders and to pay amounts due under the PPG Settlement Arrangement.

On October 4, 2007, PPG announced that its offer to purchase SigmaKalon Group, a worldwide coatings producer based in Uithoorn, The Netherlands, from global private investment firm, Bain Capital had been accepted. PPG and Bain Capital signed a Sale and Purchase Agreement (“SPA”) upon the completion of discussion with appropriate employee representative bodies. The acquisition continues to be subject to receipt of regulatory approvals. SigmaKalon is a global producer of architectural, protective, marine and industrial coatings, and a leading coatings supplier in many parts of Europe and other key national markets across the globe, with an increasing presence in Africa and Asia. SigmaKalon sells architectural coatings directly to professional painters via a network of service centers, and it maintains a network of approximately 500 company-owned stores and approximately 3,000 independent dealers that give it direct access to customers. SigmaKalon sales in 2006 were approximately $2.6 billion. The total transaction value is €2.2 billion (approximately $3.2 billion), including assumed debt to be repaid upon closing of approximately €1 billion. The cash portion of the total transaction value consists of approximately €700 million and $600 million. As a portion of the consideration is denominated in Euros, the purchase price is subject to adjustment based on foreign currency fluctuation until the purchase transaction is closed. A 10% change in the value of the U.S. dollar as compared to the Euro during this time period would change the U.S. dollar cost of the acquisition by approximately $250 million. Closing of the transaction is subject to the receipt of regulatory approvals within 120 days of signing the SPA (the “Outside Date”). In the event regulatory approvals have not been received by the Outside Date, the Seller, at its election, may take a number of actions, including terminating the SPA and requiring PPG to pay a termination fee of €50 million (approximately $70 million).

On July 17, 2007, PPG entered into a commitment letter with Credit Suisse and Credit Suisse Securities (USA) LLC (together, “Credit Suisse”), under which Credit Suisse agreed to provide a proposed €2.2 billion (approximately $3.2 billion) senior unsecured 364-day loan facility (the “Facility”) to fund the proposed acquisition of SigmaKalon Group, subject to customary terms and conditions set forth in the commitment letter. PPG will enter into the proposed Facility with Credit Suisse and such other lenders on customary terms and conditions as to be agreed by the parties thereto. PPG intends to repay borrowings under the Facility from the possible issuance of debt and/or other securities.

On Aug. 17, 2006, the Pension Protection Act of 2006 (“PPA”) was signed into law, changing the funding requirements for our U.S. defined benefit pension plans beginning in 2008. Under current funding requirements, PPG does not have to make a mandatory contribution to our U.S. plans in 2007. We are currently evaluating the impact that PPA will have on our funding requirements for 2008 and beyond. In the first nine months of 2007, we made $102 million of voluntary contributions to our U.S. plans. We expect to make mandatory contributions to our non-U.S. plans in 2007 of approximately $37 million, of which approximately $17 million was contributed as of September 30, 2007.

New Accounting Standards

Note 2, “Newly Adopted Accounting Standards,” to the accompanying condensed consolidated financial statements describes the Company’s adoption of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” as of January 1, 2007.

Commitments and Contingent Liabilities, including Environmental Matters

PPG is involved in a number of lawsuits and claims, both actual and potential, including some that it has asserted against others, in which substantial monetary damages are sought. See Part II, item 1, “Legal Proceedings” of this Form 10-Q and Note 17, “Commitments and Contingent Liabilities,” to the accompanying condensed consolidated financial statements for a description of certain of these lawsuits, including a description of the proposed PPG Settlement Arrangement for asbestos claims announced on May 14, 2002. As discussed in Item 1 and Note 17, although the result of any future litigation of such lawsuits and claims is inherently unpredictable, management believes that, in the aggregate, the outcome of all lawsuits and claims involving PPG, including asbestos-related claims in the event the PPG Settlement Arrangement described in Note 17 does not become effective, will not have a material effect on PPG’s consolidated financial position or liquidity; however, any such outcome may be material to the results of operations of any particular period in which costs, if any, are recognized.

It is PPG’s policy to accrue expenses for environmental contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Reserves for environmental contingencies are exclusive of claims against third parties and are generally not discounted. As of September 30, 2007 and December 31, 2006, PPG had reserves for environmental contingencies totaling $276 million and $282 million, respectively, of which $53 million and $65 million, respectively, were classified as current liabilities. Pretax charges against income for environmental remediation costs totaled $3 million and $8 million, respectively, for the three and nine months ended September 30, 2007, and $178 million and $205 million, respectively, for the three and nine months ended September 30, 2006, and are included in “Other charges” in the accompanying condensed consolidated statement of income. Cash outlays related to such environmental remediation aggregated $4 million and $14 million, respectively, for the three and nine months ended September 30, 2007 and $4 million and $17 million, respectively, for the three and nine months ended September 30, 2006.

In addition to the amounts currently reserved, the Company may be subject to loss contingencies related to environmental matters estimated to be as much as $200 million to $300 million, which range is unchanged since December 31, 2006. Such unreserved losses are reasonably possible but are not currently considered to be probable of occurrence.

Management anticipates that the resolution of the Company’s environmental contingencies will occur over an extended period of time. Over the 15 years prior to 2006, the pretax charges against income ranged between $10 million and $49 million per year. Consistent with our previous disclosure, charges for estimated environmental remediation costs in 2006 were significantly higher than our historical range as a result of our continuing efforts to analyze and assess the environmental issues associated with a former chromium manufacturing plant site located in Jersey City, NJ and at the Calcasieu River Estuary located near our Lake Charles, LA chlor-alkali plant, which efforts resulted in a pre-tax charge of $173 million in the third quarter of 2006 for the estimated costs of remediating these sites. We anticipate that charges against income in 2007 for environmental remediation costs will be within, but near the lower end of the prior historical range. We expect cash outlays for environmental remediation costs to be approximately $20 million in 2007 and to range from $35 million to $60 million annually through 2012. The level of expected cash outlays in 2007 is less than initially anticipated due to activity related to the former chromium manufacturing plant site in New Jersey, as PPG awaits approval of workplans that have been submitted to the applicable regulatory agencies. It is possible, however, that technological, regulatory and enforcement developments, the results of environmental studies and other factors could alter these expectations. In management’s opinion, the Company operates in an environmentally sound manner and the outcome of the Company’s environmental contingencies will not have a material effect on PPG’s financial position or liquidity; however, any such outcome may be material to the results of operation of any particular period in which costs, if any, are recognized.

Currency

During the first nine months of 2007, the U.S. dollar weakened against certain of the currencies in the countries in which PPG operates, most notably against the euro, the British pound sterling and the Canadian dollar. The effects of translating the net assets of our operations denominated in non-U.S. currencies to the U.S. dollar increased consolidated net assets at Sept. 30, 2007 by $241 million compared to December 31, 2006.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

PPG had non-U.S. dollar denominated debt of $555 million as of September 30, 2007 and $472 million as of December 31, 2006. The increase in these borrowings was principally due to the unfavorable effects of currency translation. A hypothetical weakening of the U.S. dollar by 10% against European currencies and by 20% against Asian and South American currencies would have resulted in unrealized translation losses of approximately $79 million as of September 30, 2007. Other than the item described above, there are no other material changes in the Company’s exposure to market risk from December 31, 2006.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

PPG is involved in a number of lawsuits and claims, both actual and potential, including some that it has asserted against others, in which substantial monetary damages are sought. These lawsuits and claims, the most significant of which are described in this Form 10-Q, relate to contract, patent, environmental, product liability, antitrust and other matters arising out of the conduct of PPG’s business. To the extent that these lawsuits and claims involve personal injury and property damage, PPG believes it has adequate insurance; however, certain of PPG’s insurers are contesting coverage with respect to some of these claims, and other insurers, as they had prior to the asbestos settlement described below, may contest coverage with respect to some of the asbestos claims if the settlement is not implemented. PPG’s lawsuits and claims against others include claims against insurers and other third parties with respect to actual and contingent losses related to environmental, asbestos and other matters.

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

For over 30 years, PPG has been a defendant in lawsuits involving claims alleging personal injury from exposure to asbestos. For a description of asbestos litigation affecting the Company and the terms and status of the proposed PPG Settlement Arrangement announced May 14, 2002, see Note 17 “Commitments and Contingent Liabilities” under Part I, Item 1 of this Form 10-Q.

Over the past several years, the Company and others have been named as defendants in several cases in various jurisdictions claiming damages related to exposure to lead and remediation of lead-based coatings applications. PPG has been dismissed as a defendant from most of these lawsuits and has never been found liable in any of these cases

Item 1a. Risk Factors

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

Under the PPG Deferred Compensation Plan for Directors, each Director may elect to defer the receipt of all or any portion of the compensation paid to such Director for serving as a PPG Director. All deferred payments are held in the form of Common Stock Equivalents. Payments out of the deferred accounts are made in the form of Common Stock of the Company (and cash as to any fractional Common Stock Equivalent). In the third quarter of 2007, the Directors, as a group, were credited with 797 Common Stock Equivalents under this plan. The value of each Common Stock Equivalent, when credited, was $74.50.

The following table summarizes the Company’s stock repurchase activity for the three months ended September 30, 2007:

Issuer Purchases of Equity Securities

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Programs (1)
July 2007
Repurchase program	811,960	$78.53	811,960	4,417,491
Other transactions(2)	7,567	80.68	—	—
August 2007
Repurchase program	362,482	77.08	362,482	4,055,009
Other transactions(2)	4,223	78.56	—	—
September 2007
Repurchase program	20,000	75.83	20,000	4,035,009
Other transactions(2)	64,949	76.12	—	—

Total quarter ended September 30, 2007
Repurchase program	1,194,442	$78.04	1,194,442	4,035,009

Other transactions(2)	76,739	$76.71	—	—

(1)	These shares were repurchased under a 10 million share repurchase program approved by PPG’s Board of Directors in October 2005.
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

Item 6. Exhibits

The following exhibits are filed as a part of, or incorporated by reference into, this Form 10-Q.

3	PPG Industries, Inc. Restated Articles of Incorporation, as amended, were filed as Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1995.

3.1a	Statement with Respect to Shares, amending the Restated Articles of Incorporation effective April 21, 1998, was filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the period ended Dec. 31, 1998.

3.1b	Amendment to Restated Articles of Incorporation of PPG Industries, Inc. as amended, effective April 27, 2007.

3.2	PPG Industries, Inc. Bylaws, as amended and restated on April 19, 2007.

4	Rights Agreement, dated as of Feb. 19, 1998, was filed as Exhibit 4 to the Registrant’s Current Report on Form 8-K dated Feb. 19, 1998.

4.1	Indenture, dated as of Aug. 1, 1982, was filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated Jan. 16, 1998.

4.2	First Supplemental Indenture, dated as of April 1, 1986, was filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 (No. 333- 44397) dated Jan. 16, 1998.

4.3	Second Supplemental Indenture, dated as of Oct. 1, 1989, was filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated Jan. 16, 1998.

4.4	Third Supplemental Indenture, dated as of Nov. 1, 1995, was filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated Jan. 16, 1998.

4.5	Indenture, dated as of June 24, 2005, was filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 20, 2005.

*10	PPG Industries, Inc. Nonqualified Retirement Plan, as amended and restated December 13, 2006.

*10.1	PPG Industries, Inc. Supplemental Executive Retirement Plan II, as amended, was filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended Sept. 30, 1995.

*10.2	Form of Change in Control Employment Agreement was filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the period ended Sept. 30, 1995.

*10.3	PPG Industries, Inc. Directors’ Common Stock Plan, as amended Feb. 20, 2002, was filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003.

*10.4	PPG Industries, Inc. Deferred Compensation Plan for Directors, as amended Feb. 15, 2006 was filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.

*10.5	PPG Industries, Inc. Deferred Compensation Plan, as amended and restated December 13, 2006.

*10.6	PPG Industries, Inc. Executive Officers’ Long Term Incentive Plan was filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated Feb. 16, 2005.

*10.7	PPG Industries, Inc. Long Term Incentive Plan for Key Employees was filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated Feb. 16, 2005.

*10.8	Form of TSR Share Award Agreement was filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated Feb. 16, 2005.

*10.9	Form of Restricted Stock Unit Award Agreement was filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated Feb. 15, 2005.

*10.10	PPG Industries, Inc. Executive Officers’ Annual Incentive Compensation Plan, as amended effective Feb. 18, 2004, was filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the period ended Dec. 31, 2003.

*10.11	PPG Industries, Inc. Incentive Compensation and Deferred Income Plan for Key Employees, as amended Feb. 15, 2006, was filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2005.

*10.12	PPG Industries, Inc. Management Award and Deferred Income Plan was filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the period ended Dec. 31, 2002.

*10.13	PPG Industries, Inc. Stock Plan, dated as of April 17, 1997, as amended July 20, 2005, was filed as Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the period ended Sept. 30, 2005.

*10.14	Form of Non-Qualified Option Agreement was filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated Feb. 15, 2005.

*10.15	Form of Non-Qualified Option Agreement for Directors was filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated Feb. 15, 2005.

*10.16	Summary of Non-Employee Director Compensation and Benefits was filed as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2005.

*10.17	PPG Industries, Inc. Challenge 2000 Stock Plan was filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003.

*10.18	PPG Industries, Inc. Omnibus Incentive Plan was filed as Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.

†12	Computation of Ratio of Earnings to Fixed Charges for the Nine Months Ended September 30, 2007 and for the Five Years Ended December 31, 2006.

†31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.
*	Management contracts, compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 601 of Regulation S-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PPG INDUSTRIES, INC.
(Registrant)

Date: October 29, 2007	By	/s/ W. H. Hernandez
W. H. Hernandez
Senior Vice President, Finance
(Principal Financial and Accounting Officer and Duly Authorized Officer)

PPG Industries Inc. and Consolidated Subsidiaries

Index to Exhibits

Exhibits
3	PPG Industries, Inc. Restated Articles of Incorporation, as amended, were filed as Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1995.

3.1a	Statement with Respect to Shares, amending the Restated Articles of Incorporation effective April 21, 1998, was filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the period ended Dec. 31, 1998.

3.1b	Amendment to Restated Articles of Incorporation of PPG Industries, Inc. as amended, effective April 27, 2007.

3.2	PPG Industries, Inc. Bylaws, as amended and restated on April 19, 2007.

4	Rights Agreement, dated as of Feb. 19, 1998, was filed as Exhibit 4 to the Registrant’s Current Report on Form 8-K dated Feb. 19, 1998.

4.1	Indenture, dated as of Aug. 1, 1982, was filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated Jan. 16, 1998.

4.2	First Supplemental Indenture, dated as of April 1, 1986, was filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 (No. 333- 44397) dated Jan. 16, 1998.

4.3	Second Supplemental Indenture, dated as of Oct. 1, 1989, was filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated Jan. 16, 1998.

4.4	Third Supplemental Indenture, dated as of Nov. 1, 1995, was filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated Jan. 16, 1998.

4.5	Indenture, dated as of June 24, 2005, was filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 20, 2005.

*10	PPG Industries, Inc. Nonqualified Retirement Plan, as amended and restated December 13, 2006.

*10.1	PPG Industries, Inc. Supplemental Executive Retirement Plan II, as amended, was filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended Sept. 30, 1995.

*10.2	Form of Change in Control Employment Agreement was filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the period ended Sept. 30, 1995.

*10.3	PPG Industries, Inc. Directors’ Common Stock Plan, as amended Feb. 20, 2002, was filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003.

*10.4	PPG Industries, Inc. Deferred Compensation Plan for Directors, as amended Feb. 15, 2006 was filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.

*10.5	PPG Industries, Inc. Deferred Compensation Plan, as amended and restated December 13, 2006.

*10.6	PPG Industries, Inc. Executive Officers’ Long Term Incentive Plan was filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated Feb. 16, 2005.

*10.7	PPG Industries, Inc. Long Term Incentive Plan for Key Employees was filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated Feb. 16, 2005.

*10.8	Form of TSR Share Award Agreement was filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated Feb. 16, 2005.

*10.9	Form of Restricted Stock Unit Award Agreement was filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated Feb. 15, 2005.

*10.10	PPG Industries, Inc. Executive Officers’ Annual Incentive Compensation Plan, as amended effective Feb. 18, 2004, was filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the period ended Dec. 31, 2003.

*10.11	PPG Industries, Inc. Incentive Compensation and Deferred Income Plan for Key Employees, as amended Feb. 15, 2006, was filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2005.

*10.12	PPG Industries, Inc. Management Award and Deferred Income Plan was filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the period ended Dec. 31, 2002.

*10.13	PPG Industries, Inc. Stock Plan, dated as of April 17, 1997, as amended July 20, 2005, was filed as Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the period ended Sept. 30, 2005.

*10.14	Form of Non-Qualified Option Agreement was filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated Feb. 15, 2005.

*10.15	Form of Non-Qualified Option Agreement for Directors was filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated Feb. 15, 2005.

*10.16	Summary of Non-Employee Director Compensation and Benefits was filed as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2005.

*10.17	PPG Industries, Inc. Challenge 2000 Stock Plan was filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003.

*10.18	PPG Industries, Inc. Omnibus Incentive Plan was filed as Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.

†12	Computation of Ratio of Earnings to Fixed Charges for the Nine Months Ended September 30, 2007 and for the Five Years Ended December 31, 2006.

†31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.
*	Management contracts, compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 601 of Regulation S-K.