Form 10-K
period 2007-12-31
PPG INDUSTRIES INC
filed 2008-02-21
CIK 79879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007	Commission File Number 1-1687

PPG INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	25-0730780
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

One PPG Place, Pittsburgh, Pennsylvania	15272
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:	412-434-3131

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock – Par Value $1.66 2/3	New York Stock Exchange
Philadelphia Stock Exchange
Preferred Share Purchase Rights	New York Stock Exchange
Philadelphia Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  YES  ☒    NO  ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES  ☐    NO  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Act).  YES  ☐    NO  ☒

The aggregate market value of common stock held by non-affiliates as of June 30, 2007, was $12,467 million.

As of January 31, 2008, 163,821,954 shares of the Registrant’s common stock, with a par value of $1.66 2/3 per share, were outstanding. As of that date, the aggregate market value of common stock held by non-affiliates was $10,692 million.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated By Reference In Part No.
Portions of PPG Industries, Inc. Proxy Statement for its 2008 Annual Meeting of Shareholders	III

2007 PPG ANNUAL REPORT AND FORM 10-K	9

PPG INDUSTRIES, INC.

AND CONSOLIDATED SUBSIDIARIES

As used in this report, the terms “PPG,” “Company,” “Registrant,” “we,” “us” and “our” refer to PPG Industries, Inc. and its subsidiaries, taken as a whole, unless the context indicates otherwise.

Note on Incorporation by Reference

Throughout this report, various information and data are incorporated by reference to the Company’s 2007 Annual Report (hereinafter referred to as “the Annual Report”). Any reference in this report to disclosures in the Annual Report shall constitute incorporation by reference only of that specific information and data into this Form 10-K.

10	2007 PPG ANNUAL REPORT AND FORM 10-K

Part I

Item 1. Business

PPG Industries, Inc., incorporated in Pennsylvania in 1883, is comprised of five reportable business segments: Performance Coatings, Industrial Coatings, Optical and Specialty Materials, Commodity Chemicals and Glass. Each of the business segments in which PPG is engaged is highly competitive. However, the diversification of product lines and worldwide markets served tend to minimize the impact on PPG’s total sales and earnings from changes in demand for a particular product line or in a particular geographic area. Refer to Note 24, “Reportable Business Segment Information” under Item 8 of this Form 10-K for financial information relating to our reportable business segments and Note 2, “Acquisitions” under Item 8 for information regarding acquisition activity.

Performance Coatings and Industrial Coatings

PPG is a major global supplier of protective and decorative coatings. The Performance Coatings and Industrial Coatings reportable segments supply protective and decorative finishes for customers in a wide array of end use markets including industrial equipment, appliances and packaging; factory-finished aluminum extrusions and steel and aluminum coils; marine and aircraft equipment; automotive original equipment; and other industrial and consumer products. In addition to supplying finishes to the automotive original equipment market, PPG supplies automotive refinishes to the aftermarket. The coatings industry is highly competitive and consists of a few large firms with global presence and many smaller firms serving local or regional markets. PPG competes in its primary markets with the world’s largest coatings companies, most of which have global operations, and many smaller regional coatings companies. The major global competitors of our Performance Coatings reportable segment are Akzo Nobel NV, BASF Corporation, the DuPont Company and the Sherwin-Williams Company. The major global competitors of our Industrial Coatings reportable segment are Akzo Nobel NV, BASF Corporation, the DuPont Company and Valspar Corp. Product development, innovation, quality and technical and customer service have been stressed by PPG and have been significant factors in developing an important supplier position by PPG’s coatings businesses comprising the Performance Coatings and Industrial Coatings reportable segments.

The Performance Coatings reportable segment is comprised of the refinish, aerospace and architectural coatings businesses. The refinish coatings business produces coatings products for automotive/fleet repair and refurbishing, light industrial coatings for a wide array of markets and specialty coatings for signs. These products are sold primarily through distributors. The aerospace coatings business supplies sealants, coatings, paint strippers, technical cleaners, transparent armor and transparencies for commercial, military, regional jet and general aviation aircraft. We supply products to aircraft manufacturers, maintenance and aftermarket customers around the world both on a direct basis and through a company-owned distribution network. Product performance, technology, quality, distribution and technical and customer service are major competitive factors in these coatings businesses. The architectural coatings business primarily produces coatings used by painting and maintenance contractors and by consumers for decoration and maintenance. We also supply coatings and finishes for the protection of metals and structures to metal fabricators, heavy duty maintenance contractors and manufacturers of ships, bridges, rail cars and shipping containers. Beginning in 2008, after the completion of the SigmaKalon acquisition, these products will be reported in a new protective and marine coatings operating segment that will be a part of the Performance Coatings reportable business segment. Performance Coatings products are sold through a combination of company-owned stores, home centers, paint dealers, independent distributors, and directly to customers. Price, product performance, quality, distribution and brand recognition are key competitive factors for the architectural coatings business. The architectural coatings business operates approximately 440 company-owned stores in North America and approximately 80 company-owned stores in Australia resulting from the acquisition in 2007 of Barloworld Coatings Australia.

The Industrial Coatings reportable segment is comprised of the automotive, industrial and packaging coatings businesses. The industrial and automotive coatings businesses sell directly to a variety of manufacturing companies. Industrial, automotive and packaging coatings are formulated specifically for the customers’ needs and application methods. PPG also supplies adhesives and sealants for the automotive industry and metal pretreatments and related chemicals for industrial and automotive applications. The packaging coatings business supplies coatings and inks for aerosol, food and beverage containers for consumer products to the manufacturers of those containers. Product performance, technology, quality, and technical and customer service are major competitive factors in these coatings businesses.

The Performance Coatings and Industrial Coatings reportable segments operate production facilities around the world. These facilities are usually shared and produce products sold by several businesses of the Industrial Coatings and Performance Coatings reportable segments. North American production facilities consist of 28 plants in the United States, two in Canada and one in Mexico. The three largest facilities in the United States are the Delaware, Ohio, plant, which primarily produces automotive refinishes; the Oak Creek, Wis., plant, which primarily produces industrial coatings; and the Cleveland, Ohio, plant, which primarily produces automotive original coatings. Outside North America, PPG operates five plants

2007 PPG ANNUAL REPORT AND FORM 10-K	11

in Italy, three plants each in Australia, Brazil, China, Germany and Spain, two plants each in England, France, South Korea and the Netherlands, and one plant each in Argentina, Chile, Malaysia, New Zealand, Singapore, Taiwan, Thailand, Turkey and Uruguay. We also have an alliance with Kansai Paint. The venture, known as PPG Kansai Automotive Finishes, is owned 60% by PPG and 40% by Kansai Paint. The focus of the venture is Japanese-based automotive original equipment manufacturers in North America and Europe. In addition, PPG and Kansai Paint are developing technology jointly, potentially benefiting customers worldwide. PPG owns equity interests in coatings operations in Canada, India and Japan. Additionally, the automotive coatings business operates five service centers in the United States, two in Poland, and one each in Italy, Mexico, and Portugal to provide just-in-time delivery and service to selected automotive assembly plants. Fifteen training centers each in Europe and the United States, 11 in Asia, three in South America, two in Canada, and one in Mexico are in operation. These centers provide training for automotive aftermarket refinish customers. The aerospace business operates a global network of application support centers strategically located close to our customers around the world that provide technical support and just-in-time delivery of customized solutions to improve customer efficiency and productivity. Also, several automotive original coatings application centers are in operation throughout the world that provide testing facilities for customer paint processes and new products. The average number of persons employed by the Industrial Coatings reportable business segment during 2007 was 8,400. The average number of persons employed by the Performance Coatings reportable business segment during 2007 was 10,800.

SigmaKalon

On January 2, 2008, PPG completed the acquisition of SigmaKalon Group (“SigmaKalon”), a worldwide coatings producer based in Uithoorn, Netherlands. The results of operations of SigmaKalon will be included in PPG’s consolidated financial statements from the acquisition date onward. SigmaKalon produces architectural, protective, marine and industrial coatings. The protective, marine and industrial coatings businesses of SigmaKalon will be managed as part of PPG’s existing coatings businesses. The SigmaKalon architectural coatings business in Europe, the Middle East and Africa will be reported in 2008 as a new separate reportable business segment known as Architectural Coatings–EMEA. This business represents about 75% of SigmaKalon’s historical sales.

SigmaKalon’s architectural production facilities consist of four plants in the Netherlands, three plants in France, two plants each in China and the United Kingdom, and one plant each in Cameroon, Czech Republic, Egypt, French Guadeloupe, French Guyana, French Martinique, French New Caledonia, French Reunion Island, Gabon, Hungary, Ivory Coast, Poland, Senegal, Slovakia, South Africa, Spain, Suriname and the Ukraine. The industrial coatings business of SigmaKalon operates one facility each in Germany, the Netherlands, Poland, and Switzerland. The protective and marine coatings business of SigmaKalon operates one facility each in Belgium, China, Indonesia, Korea, and Malaysia. SigmaKalon sells coatings through a combination of approximately 500 company-owned stores, home centers, paint dealers, independent distributors, and directly to customers. The average number of persons employed by SigmaKalon in 2007 was 11,000.

Optical and Specialty Materials

PPG’s Optical and Specialty Materials reportable segment is comprised of the optical products and silica businesses. The primary Optical and Specialty Materials products are Transitions® lenses, sunlenses, optical materials and polarized film; amorphous precipitated silicas for tire, battery separator, and other end-use markets; and Teslin® synthetic printing sheet used in such applications as waterproof labels, e-passports, drivers’ licenses and identification cards. Transitions® lenses are processed and distributed by PPG’s 51%-owned joint venture with Essilor International. In the Optical and Specialty Materials businesses, product quality and performance and technical service are the most critical competitive factors. The Optical and Specialty Materials businesses operate four plants in the United States and one in Mexico. Outside North America, these businesses operate three plants in Thailand and one plant each in Brazil, Ireland, Italy, the Netherlands and the Philippines. The average number of persons employed by the Optical and Specialty Materials reportable business segment during 2007 was 3,700.

Historically, the Optical and Specialty Materials reportable segment has included the fine chemicals business. PPG sold the fine chemicals business in the fourth quarter of 2007. As such, the results of operations and cash flows of this business has been classified as discontinued operations in the consolidated financial statements under Item 8 of this Form 10-K. Refer to Note 3, “Discontinued Operations and Assets Held for Sale” under Item 8 for further information.

Commodity Chemicals

PPG is a major producer and supplier of chemicals. The Commodity Chemicals reportable segment produces chlor-alkali and derivative products including chlorine, caustic soda, vinyl chloride monomer, chlorinated solvents, chlorinated benzenes, calcium hypochlorite, ethylene dichloride and phosgene derivatives. Most of these products are sold directly to manufacturing companies in the chemical processing, rubber and plastics, paper, minerals, metals, and water treatment industries. PPG competes with five other major producers of chlor-alkali products including The Dow Chemical Company; Formosa Plastics Corporation, U.S.A.; Georgia Gulf Corporation; Olin Corporation and Occidental

12	2007 PPG ANNUAL REPORT AND FORM 10-K

Chemical Corporation. Price, product availability, product quality and customer service are the key competitive factors. PPG’s chlor-alkali business operates three production facilities in the United States and one each in Canada and Taiwan. The two largest facilities are located in Lake Charles, La., and Natrium, W. Va. PPG also owns equity interests in operations in the United States. The average number of persons employed by the Commodity Chemicals reportable business segment during 2007 was 2,100.

Glass

PPG is a major producer of flat glass in North America and a major global producer of continuous-strand fiber glass. The Glass reportable business segment is comprised of the performance glazings and fiber glass businesses. PPG’s major markets are commercial and residential construction and the wind energy, energy infrastructure, transportation and electronics industries. Most glass products are sold directly to manufacturing companies. PPG manufactures flat glass by the float process and fiber glass by the continuous-strand process.

The bases for competition in the Glass businesses are price, quality, technology and customer service. The Company competes with four major producers of flat glass including Asahi Glass Company, Cardinal Glass Industries, Guardian Industries, and NSG Pilkington, and five major producers of fiber glass throughout the world including Owens Corning, Johns Manville Corporation, CPIC Fiberglass, Jushi Group, and AGY. In the fiber glass markets, there is increasing competition from other producers operating in low labor cost countries.

PPG’s principal Glass production facilities are in North America and Europe. Seven plants operate in the United States, of which, four produce flat glass and three produce fiber glass products. There is one plant in Canada which produces flat glass. One plant each in England and the Netherlands produces fiber glass. PPG owns equity interests in fiber glass operations in China, Taiwan and the United States. PPG also owns a majority interest in a glass distribution company in Japan. There is one satellite glass coating facility in the United States for flat glass products, two satellite tempering and fabrication facilities in the United States for flat glass products, and four satellite distribution and fabrication branches in Canada. The average number of persons employed by the Glass reportable business segment during 2007 was 3,600.

Historically, the Glass reportable segment has included the automotive OEM glass and automotive replacement glass and services businesses, (“automotive glass businesses”). Because of management’s intent to divest of these businesses in 2008, the assets and liabilities of these businesses have been classified as held for sale and the results of operations and cash flows of these businesses have been classified as discontinued operations in the consolidated financial statements under Item 8 of this Form 10-K. Refer to Note 3, “Discontinued Operations and Assets Held for Sale” under Item 8 for further information.

Raw Materials and Energy

The effective management of raw materials and energy is important to PPG’s continued success. Our primary energy cost is natural gas used in our Glass and Commodity Chemicals businesses. In 2007, natural gas costs declined slightly in the U.S. compared to 2006 levels. The decline can be linked to a second consecutive year of relatively low hurricane activity impacting upon natural gas production in the Gulf of Mexico and record high natural gas inventory levels in the fourth quarters of 2007 and 2006. In 2007, our coatings raw material costs increased by approximately 1%, following an approximate 3% rise in 2006. The combination of continued strong global demand, particularly in Asia, and the rising cost of crude oil resulted in upward pressure on material prices as well as transportation costs. In addition, the growth of global industrial production, particularly in China, and a slowing in the rate at which our suppliers have added production capacity in North America have resulted not only in upward pressure on price but also have increased the importance of managing our supply chain.

The Company’s most significant raw materials are titanium dioxide and epoxy and other resins in the Coatings businesses; lenses, photochromic dye, sand and soda ash in the Optical and Specialty Materials businesses; brine and ethylene in the Commodity Chemicals business; and sand and soda ash in the Glass businesses. Energy is a significant production cost in the Commodity Chemicals and Glass businesses. Most of the raw materials and energy used in production are purchased from outside sources, and the Company has made, and plans to continue to make, supply arrangements to meet the planned operating requirements for the future. Supply of critical raw materials and energy is managed by establishing contracts, multiple sources, and identifying alternative materials or technology, whenever possible. The Company has aggressive sourcing initiatives underway to support its continuous efforts to find the lowest total material costs. These initiatives include reformulation of certain of our products using both petroleum derived and bio-based materials as part of a product renewal strategy. Another initiative is to qualify multiple sources of supply, including supplies from Asia and other lower cost regions of the world.

We are subject to existing and evolving standards relating to the registration of chemicals that impact or could potentially impact the availability and viability of some of the raw materials we use in our production processes. Our ongoing, global product stewardship efforts are directed at maintaining our compliance with these standards. In December 2006, the environment ministers of the European Union (“EU”) member states gave final approval to comprehensive chemical

2007 PPG ANNUAL REPORT AND FORM 10-K	13

management legislation, known as “REACH” (Registration, Evaluation, and Authorization of Chemicals). REACH will apply to all chemical substances manufactured or imported into the EU in quantities of one metric ton or more annually and will require the registration of approximately 30,000 chemical substances with the European Chemicals Agency. The pre-registration deadline for such chemicals is December 1, 2008. Subsequently, REACH will require the registration and, in some cases, authorization of these chemicals over an 11-year period, with the first registration deadline set for December 1, 2010.

PPG is currently reviewing the implementation guidance being developed by the European Chemicals Agency. Activities underway include establishing a dedicated organization within PPG to manage our implementation of REACH, reviewing our raw materials to identify substances potentially affected by REACH, working with our suppliers to understand the future availability and viability of the raw materials we use in our production process and creating a REACH steering committee consisting of high-level stakeholders to guide, review and approve overall Company activities.

PPG anticipates that some current raw materials and products may be subject to the REACH authorization process and believes that PPG will be able to demonstrate adequate risk management for the use and application of the majority of such substances. PPG anticipates that compliance with the REACH legislation will increase costs due to registration costs, product testing and reformulation, risk characterization and report preparation; however, at this time it is not possible to quantify the financial impact on PPG’s businesses.

Research and Development

Technologic innovation has been a hallmark of PPG’s success throughout its history. Research and development costs, including depreciation of research facilities, were $354 million, $321 million and $310 million during 2007, 2006 and 2005, respectively. These costs totaled over 3% of sales in each of these years, representing a level of expenditure that is expected to continue in 2008. PPG owns and operates several facilities to conduct research and development involving new and improved products and processes. Additional process and product research and development work is also undertaken at many of the Company’s manufacturing plants. As part of our ongoing efforts to manage our costs effectively, we have a laboratory in China and an outsourcing arrangement with a laboratory in the Ukraine and have been actively pursuing government funding of a small, but growing portion of the Company’s research efforts. Because of the Company’s broad array of products and customers, PPG is not materially dependent upon any single technology platform.

Patents

PPG considers patent protection to be important. The Company’s reportable business segments are not materially dependent upon any single patent or group of related patents. PPG received $48 million in 2007, $43 million in 2006 and $35 million in 2005 from royalties and the sale of technical know-how.

Backlog

In general, PPG does not manufacture its products against a backlog of orders. Production and inventory levels are geared primarily to projections of future demand and the level of incoming orders.

Non-U.S. Operations

PPG has a significant investment in non-U.S. operations, and as a result we are subject to certain inherent risks, including economic and political conditions in international markets and fluctuations in foreign currency exchange rates. While approximately 80% of sales and operating income is generated by products sold in the United States, Canada and Western Europe, our remaining sales and operating income are generated in developing regions, such as Asia, Eastern Europe and Latin America. With the acquisition of SigmaKalon in January 2008, we have increased our international operations as substantially all of its sales are outside the United States.

Employee Relations

The average number of persons employed worldwide by PPG during 2007 was 34,900. The Company has numerous collective bargaining agreements throughout the world. While we have experienced occasional work stoppages as a result of the collective bargaining process and may experience some work stoppages in the future, we believe we will be able to negotiate all labor agreements on satisfactory terms. To date, these work stoppages have not had a significant impact on the PPG’s operating results. Overall, the Company believes it has good relationships with its employees.

Environmental Matters

PPG is subject to existing and evolving standards relating to protection of the environment. Capital expenditures for environmental control projects were $16 million, $14 million and $18 million in 2007, 2006 and 2005, respectively. It is expected that expenditures for such projects in 2008 will approximate $31 million. Although future capital expenditures are difficult to estimate accurately because of constantly changing regulatory standards and policies, it can be anticipated that environmental control standards will become increasingly stringent and the cost of compliance will increase.

Prior to 2007, about 20% of our chlor-alkali production capacity used mercury cell technology. PPG strives to operate these cells in accordance with applicable laws and regulations, and these cells are reviewed at least

14	2007 PPG ANNUAL REPORT AND FORM 10-K

annually by state authorities. The U.S. Environmental Protection Agency (“USEPA”) has issued new regulations imposing significantly more stringent requirements on mercury emissions. These new rules took effect in December 2006. In order to meet the USEPA’s new air quality standards, a decision was made in July 2005 to replace the existing mercury cell production unit at the Lake Charles, LA chlor-alkali plant with newer membrane cell technology. The Louisiana Department of Environmental Quality granted the Company a one year extension to meet the new requirements on mercury emissions. This capital project began in 2005 and was completed in 2007. With the completion of this project, 4% of PPG’s chlor-alkali production uses mercury cell technology.

PPG is negotiating with various government agencies concerning 94 current and former manufacturing sites and offsite waste disposal locations, including 22 sites on the National Priority List. The number of sites is comparable with the prior year. While PPG is not generally a major contributor of wastes to these offsite waste disposal locations, each potentially responsible party may face governmental agency assertions of joint and several liability. Generally, however, a final allocation of costs is made based on relative contributions of wastes to the site. There is a wide range of cost estimates for cleanup of these sites, due largely to uncertainties as to the nature and extent of their condition and the methods that may have to be employed for their remediation. The Company has established reserves for those sites where it is probable that a liability has been incurred and the amount can be reasonably estimated. As of December 31, 2007 and 2006, PPG had reserves for environmental contingencies totaling $276 million and $282 million, respectively, of which $57 million and $65 million, respectively, were classified as current liabilities. Pretax charges against income for environmental remediation costs in 2007, 2006 and 2005 totaled $12 million, $207 million and $27 million, respectively. Cash outlays related to such environmental remediation aggregated $19 million, $22 million and $14 million in 2007, 2006 and 2005, respectively. Environmental remediation of a former chromium manufacturing plant site and associated sites in Jersey City, NJ represented the major part of our 2006 environmental charges and our existing reserves. Included in the amounts mentioned above were $185 million of 2006 charges against income and $195 million and $198 million in reserves at December 31, 2007 and 2006, respectively associated with all New Jersey chromium sites.

The Company’s experience to date regarding environmental matters leads PPG to believe that it will have continuing expenditures for compliance with provisions regulating the protection of the environment and for present and future remediation efforts at waste and plant sites. Management anticipates that such expenditures will occur over an extended period of time.

Charges for estimated environmental remediation costs in 2006 were significantly higher than our historical range. Our continuing efforts to analyze and assess the environmental issues associated with a former chromium manufacturing plant site located in Jersey City, NJ and the Calcasieu River Estuary located near our Lake Charles, LA chlor-alkali plant resulted in a pre-tax charge of $173 million in the third quarter of 2006 for the estimated costs of remediating these sites. Excluding 2006, pre-tax charges against income have ranged between $10 million and $49 million per year for the past 15 years. We anticipate that charges against income in 2008 for environmental remediation costs will be within this historical range.

In management’s opinion, the Company operates in an environmentally sound manner, is well positioned, relative to environmental matters, within the industries in which it operates, and the outcome of these environmental contingencies will not have a material adverse effect on PPG’s financial position or liquidity; however, any such outcome may be material to the results of operations of any particular period in which costs, if any, are recognized. See Note 15, “Commitments and Contingent Liabilities,” under Item 8 of this Form 10-K for additional information related to environmental matters.

There are growing public and governmental concerns related to climate change, which have led to efforts to limit the greenhouse gas (“GHG”) emissions believed to be responsible. These concerns were reflected in the 2005 framework for GHG reduction under the Kyoto Protocol to the United Nations Framework Convention on Climate Change. The Kyoto Protocol has been adopted by many countries where PPG operates, including the European Union and Canada, but not in the U.S. The European Union has implemented a cap and trade approach with a mandatory emissions trading scheme for GHGs. In December 2007, delegates to the United Nations Framework Convention on Climate Change reached agreement on development of a plan for the second phase of Kyoto, scheduled to start in 2013. This could potentially lead to further reduction requirements. A substantial portion of PPG’s GHG emissions are generated by locations in the U.S.; however, at this time it is uncertain whether the U.S. will set GHG reduction goals under the Kyoto Protocol or by some other mechanism. PPG has joined the U.S.-based Climate Registry to assist in verification of current and future GHG reduction achievements in preparation for potential imposition in the U.S. of GHG reduction goals.

Energy prices and scarcity of supply continue to be a concern for major energy users. Since PPG’s GHG emissions arise principally from combustion of fossil fuels, PPG has for some time recognized the desirability of reducing energy consumption and GHG generation. We committed under the Business Roundtable’s Climate

2007 PPG ANNUAL REPORT AND FORM 10-K	15

RESOLVE program to reduce our GHG intensity (GHGs produced per million dollars of revenue) by 18% between 2002 and 2012. PPG achieved this target in 2006, six years ahead of schedule. Recognizing the continuing importance of this matter, PPG has appointed an Energy Security and Climate Change Steering Group to guide the Company’s progress in this area. Additionally, in 2007 PPG announced new corporate targets, namely (i) a reduction in energy intensity by 25% from 2006 to 2016 and (ii) a 10% absolute reduction in GHG emissions from 2006 to 2011. PPG’s public disclosure on energy security and climate change can be viewed at the Carbon Disclosure Project www.cdproject.net.

Available Information

The Company’s website address is www.ppg.com. The Company posts, and shareholders may access without charge, the Company’s recent filings and any amendments thereto of its annual reports on Form 10-K, quarterly reports on Form 10-Q and its proxy statements as soon as reasonably practicable after such reports are filed with the Securities and Exchange Commission (“SEC”). The Company also posts all financial press releases and earnings releases to its website. All other reports filed or furnished to the SEC, including reports on Form 8-K, are available via direct link on PPG’s website to the SEC’s website, www.sec.gov. Reference to the Company’s and SEC’s websites herein does not incorporate by reference any information contained on those websites and such information should not be considered part of this Form 10-K.

Item 1a. Risk Factors

As a global manufacturer of coatings, glass and chemicals products, we operate in a business environment that includes risks. These risks are not unlike the risks we have faced in the recent past. Each of the risks described in this section could adversely affect our operating results, financial position and liquidity. While the factors listed here are considered to be the more significant factors, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles which may adversely affect our business.

Increases in prices and declines in the availability of raw materials could negatively impact our financial results

Our operating results are significantly affected by the cost of raw materials and energy, including natural gas. Changes in natural gas prices have a significant impact on the operating performance of our Commodity Chemicals and Glass businesses. Each one-dollar change in our unit price of natural gas per million British Thermal Units (“mmbtu”) has a direct impact of approximately $60 million to $70 million on our annual operating costs. In 2007, natural gas costs declined slightly in the U.S. compared to 2006 levels. Year-over-year coatings raw material costs rose by $40 million in 2007 following a rise of $75 million in 2006. Additionally, certain raw materials are critical to our production processes. These include titanium dioxide and epoxy and other resins in the Coatings businesses; lenses, photochromic dye, sand and soda ash in the Optical and Specialty Materials businesses; brine and ethylene in the Commodity Chemicals business; and sand and soda ash in the Glass businesses. We have made, and plan to continue to make, supply arrangements to meet the planned operating requirements for the future. However, an inability to obtain these critical raw materials would adversely impact our ability to produce products.

We experience substantial competition from certain low-cost regions

Growing competition from companies in certain regions of the world, including Asia, Eastern Europe and Latin America, where energy and labor costs are lower than those in the U.S., could result in lower selling prices or reduced demand for some of our glass and fiber glass products.

We are subject to existing and evolving standards relating to the protection of the environment

Excluding 2006, pretax charges against income for environmental remediation ranged between $10 million and $49 million per year over the past 15 years. In 2006 those charges totaled $207 million. We have accrued $276 million for estimated remediation costs that are probable at December 31, 2007. Our assessment of the potential impact of these environmental contingencies is subject to considerable uncertainty due to the complex, ongoing and evolving process of investigation and remediation, if necessary, of such environmental contingencies, and the potential for technological and regulatory developments. As such, in addition to the amounts currently reserved, we may be subject to loss contingencies related to environmental matters estimated to be as much as $200 million to $300 million. Such unreserved losses are reasonably possible but are not currently considered to be probable of occurrence.

We are involved in a number of lawsuits and claims, both actual and potential, in which substantial monetary damages are sought

The results of any future litigation or settlement of such lawsuits and claims are inherently unpredictable, but such outcomes could be adverse and material in amount.

For over 30 years, we have been a defendant in lawsuits involving claims alleging personal injury from exposure to asbestos

Most of our potential exposure relates to allegations by plaintiffs that PPG should be liable for injuries involving asbestos containing thermal insulation products manufactured by Pittsburgh Corning Corporation (“PC”). PPG is a 50% shareholder of PC. Although we have entered into a settlement arrangement with several parties concerning these asbestos claims as discussed in Note 15, “Commitments and Contingent Liabilities,” under Item 8 of this Form 10-K, the arrangement remains subject to court proceedings and, if not approved, the outcome

16	2007 PPG ANNUAL REPORT AND FORM 10-K

could be material to the results of operations of any particular period.

We sell products to U.S.-based automotive original equipment manufacturers and their suppliers

The North American automotive industry continues to experience structural change, including the loss of U.S. market share by General Motors, Ford and Chrysler. Further deterioration of market conditions could cause certain of our customers and suppliers to have liquidity problems, potentially resulting in the write-off of amounts due from these customers and cost impacts of changing suppliers.

Our international operations expose us to additional risks and uncertainties that could affect our financial results

Because we are a global company, our results are subject to certain inherent risks, including economic and political conditions in international markets and fluctuations in foreign currency exchange rates. While approximately 80% of sales and operating income in 2007 was generated by products sold in the United States, Canada and Western Europe, our remaining sales and operating income are generated in developing regions, such as Asia, Eastern Europe and Latin America. With the acquisition of SigmaKalon in January 2008, we have increased our international operations as substantially all of its sales are outside the United States.

As a producer of chemicals, we manufacture and transport certain materials that are inherently hazardous due to their toxic nature

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

Business disruptions could have a negative impact on our results of operations and financial condition

Unexpected events, including supply disruptions, temporary plant and/or power outages, natural disasters and severe weather events, fires, or war or terrorist activities, could increase the cost of doing business or otherwise harm the operations of PPG, our customers and our suppliers. It is not possible for us to predict the occurrence or consequence of any such events. However, such events could reduce demand for our products or make it difficult or impossible for us to receive raw materials from suppliers and to deliver products to customers.

The failure to successfully integrate the acquisition of SigmaKalon could adversely affect our financial results

On January 2, 2008, we completed the acquisition of SigmaKalon, a worldwide coatings producer based in Uithoorn, Netherlands. The total cost of the transaction, including assumed debt, was approximately $3.2 billion. In the event that we do not successfully integrate SigmaKalon into our operations, our consolidated operating results, financial condition and cash flows could be adversely affected.

Our performance is affected by the economic conditions in the U.S. and in other nations where we do business

Declining economic conditions may have a negative impact on our consolidated results of operations, financial condition and cash flows. Overall demand for our products could be reduced as a direct result of an economic recession.

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

2007 PPG ANNUAL REPORT AND FORM 10-K	17

of the proposed PPG Settlement Arrangement announced May 14, 2002, see Note 15, “Commitments and Contingent Liabilities,” under Item 8 of this Form 10-K.

Over the past several years, the Company and others have been named as defendants in several cases in various jurisdictions claiming damages related to exposure to lead and remediation of lead-based coatings applications. PPG has been dismissed as a defendant from most of these lawsuits and has never been found liable in any of these cases.

PPG received a Notice of Violation in July 2007 from the North Carolina Department of Environment and Natural Resources, Division of Air Quality regarding alleged exceedances of air opacity limits at its Shelby, North Carolina fiber glass facility. PPG settled this matter in the fourth quarter for stipulated civil penalty of $75,000.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Company

Set forth below is information related to the Company’s executive officers as of February 21, 2008.

Name	Age	Title
Charles E. Bunch (a)	58	Chairman of the Board and Chief Executive Officer since July 2005
James C. Diggs	59	Senior Vice President and General Counsel since July 1997 and Secretary since September 2004
William H. Hernandez (b)	59	Senior Vice President, Finance and Chief Financial Officer since January 1995
J. Rich Alexander (c)	52	Senior Vice President, Coatings since May 2005
Pierre-Marie De Leener (d)	50	Senior Vice President, Architectural Coatings, Europe/Middle East and Africa since January 2008
Victoria M. Holt (e)	50	Senior Vice President, Glass and Fiber Glass since May 2005
Kevin F. Sullivan (f)	56	Senior Vice President, Chemicals since May 2005
William A. Wulfsohn (g)	45	Senior Vice President, Coatings, since May 2005
(a)	Mr. Bunch held the position of President and Chief Operating Officer from July 2002 until July 2005.
(b)	Mr. Hernandez also held the position of Treasurer from April 2007 until January 2008.
(c)	Mr. Alexander held the position of Vice President, Industrial Coatings from July 2002 until April 2005.
(d)	Mr. De Leener was appointed to his current position upon PPG’s acquisition of SigmaKalon Group on January 2, 2008. He previously served as Chief Executive Officer of SigmaKalon Group from 1999 until January 2008.
(e)	Ms. Holt held the position of Vice President, Fiber Glass from February 2003 until April 2005.
(f)	Mr. Sullivan held the position of Vice President, Chemicals from July 2002 until April 2005.
(g)	Mr. Wulfsohn also held the position of Managing Director, PPG Europe from May 2005 until June 2006; and the position of Vice President, Coatings, Europe, and Managing Director, PPG Europe from February 2003 until April 2005.

Part II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information required by Item 5 regarding market information, including stock exchange listings and quarterly stock market prices, dividends and holders of common stock is included in Exhibit 13.1 filed with this Form 10-K and is incorporated herein by reference. This information is also included in the PPG Shareholder Information on page 79 of the Annual Report to shareholders.

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

Under the PPG Deferred Compensation Plan for Directors, each director may elect to defer the receipt of all or any portion of the compensation paid to such director for serving as a PPG director. All deferred payments are held in the form of common stock equivalents. Payments out of the deferred accounts are made in the form of common stock of the Company (and cash as to any fractional common stock equivalent). The directors, as a group, were credited with 9,742; 2,886; and 10,954 common stock equivalents in 2007, 2006, and 2005 respectively, under this plan. The values of the common stock equivalents, when credited, ranged from $68.71 to $75.50 in 2007, $61.32 to $65.84 in 2006 and $57.85 to $72.95 in 2005.

The retired directors who participated in the PPG Directors’ Common Stock Plan withdrew from this plan in 2007. The directors received 4, 26, and 58 common stock equivalents in 2007, 2006, and 2005. The value of those common stock equivalents, when credited, were $68.71 in 2007, and ranged from $61.32 to $65.84 in 2006 and $57.85 to $72.95 in 2005.

18	2007 PPG ANNUAL REPORT AND FORM 10-K

Issuer Purchases of Equity Securities

The following table summarizes the Company’s stock repurchase activity for the three months ended December 31, 2007:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program(1)
October 2007
Repurchase program	—	$—	—	4,035,009

Other transactions(2)	24,292	76.33	—	—
November 2007
Repurchase program	—	—	—	4,035,009

Other transactions(2)	69,820	72.30	—	—
December 2007
Repurchase program	56,400	70.38	56,400	3,978,609

Other transactions(2)	18,486	70.66	—	—
Total quarter ended December 31, 2007
Repurchase program	56,400	$70.38	56,400	3,978,609

Other transactions(2)	112,598	$72.90	—
(1)	These shares were repurchased under a 10 million share repurchase program approved by PPG’s Board of Directors in October 2005. This program does not have an expiration date.
(2)	Includes shares withheld or certified to in satisfaction of the exercise price and/or tax withholding obligation by holders of employee stock options who exercised options granted under the Company’s equity compensation plans.

Equity Compensation Plan Information

The equity compensation plan documents described in the footnotes below are included as Exhibits to this Form 10-K, and are incorporated herein by reference in their entirety. The following table provides information as of December 31, 2007 regarding the number of shares of PPG common stock that may be issued under PPG’s equity compensation plans. For additional information on the Company’s equity compensation program, see Note 20, “Stock-Based Compensation,” under Item 8 of this Form 10-K.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	8,014,257	$59.96	8,996,813

Equity compensation plans not approved by security holders(2), (3)	1,185,700	$70.00	—

Total	9,199,957	$61.40	8,996,813
(1)	Equity compensation plans approved by security holders include the PPG Industries, Inc. Stock Plan, the PPG Omnibus Plan, the PPG Industries, Inc. Executive Officers’ Long Term Incentive Plan and the PPG Industries Inc. Long Term Incentive Plan.
(2)	Equity compensation plans not approved by security holders include the PPG Industries, Inc. Challenge 2000 Stock Plan. This plan is a broad-based stock option plan under which the Company granted to substantially all active employees of the Company and its majority owned subsidiaries on July 1, 1998, the option to purchase 100 shares of the Company’s common stock at its then fair market value of $70.00 per share. Options became exercisable on July 1, 2003, and expire on June 30, 2008. There were 1,185,700 shares issuable upon exercise of options outstanding under this plan as of December 31, 2007.
(3)	Excluded from the information presented here are common stock equivalents held under the PPG Industries, Inc. Deferred Compensation Plan, the PPG Industries, Inc. Deferred Compensation Plan for Directors and the PPG Industries, Inc. Directors’ Common Stock Plan, none of which are equity compensation plans. As supplemental information, there were 499,917 common stock equivalents held under such plans as of December 31, 2007.

Item 6. Selected Financial Data

The information required by Item 6 regarding the selected financial data for the five years ended December 31, 2007 is included in Exhibit 13.2 filed with this Form 10-K and is incorporated herein by reference. This information is also reported in the Five-Year Digest on page 78 of the Annual Report to shareholders.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Presentation of Discontinued Operations

During the third quarter of 2007, the Company entered into an agreement to sell its automotive glass businesses to Platinum Equity (“Platinum”) for approximately $500 million. Accordingly, the assets and liabilities of these businesses were classified as held for sale. In the fourth quarter of 2007, PPG was notified that affiliates of Platinum had filed suit in the Supreme Court of the State of New York, County of New York, alleging that Platinum was not obligated to consummate the agreement. Platinum subsequently terminated the agreement. PPG has sued Platinum and certain of its affiliates for damages, including the $25 million breakup fee stipulated by the terms of the agreement, based on various alleged actions of the Platinum parties.

While the transaction with Platinum was terminated, PPG management remains committed to a sale of the automotive glass businesses. Accordingly, the assets and liabilities of these businesses continue to be classified as held for sale and are stated at depreciated cost, which is lower than fair value less cost to sell, in the consolidated balance sheet under Item 8 of this Form 10-K as of December 31, 2007 and 2006. Further, the results of operations and cash flows of these businesses, which had previously been included in the Glass reportable segment, have been classified as discontinued operations in the consolidated statements of income and cash flows under Item 8 for the three years ended December 31, 2007.

2007 PPG ANNUAL REPORT AND FORM 10-K	19

Management’s Discussion and Analysis

The decision to sell these businesses triggered curtailments related to certain of PPG’s defined benefit pension and other postretirement benefit plans. In 2007, PPG recorded a pretax charge of $17 million ($11 million aftertax), primarily representing curtailment losses on certain defined benefit pension plans. The sale of these businesses may result in additional curtailments and possibly settlements of other PPG employee benefit plans to be recorded upon or after the closing of a sale.

In the third quarter of 2007, PPG entered into an agreement to sell its fine chemicals business to ZaCh System S.p.A., a subsidiary of Zambon Company S.p.A., for approximately $65 million. The sale of this business was completed in November 2007. Accordingly, the assets and liabilities of this business have been reclassified as held for sale in the consolidated balance sheet under Item 8 as of December 31, 2006. Further, the results of operations and cash flows of this business, which had previously been included in the Optical and Specialty Materials reportable segment, have been classified as discontinued operations in the consolidated statements of income and cash flows under Item 8 for the three years ended December 31, 2007. PPG recorded a pretax loss on sale of the fine chemicals business of $25 million ($19 million aftertax) in 2007.

Performance in 2007 compared with 2006

Performance Overview

Our sales increased 14% to $11.2 billion in 2007 compared to $9.9 billion in 2006. Sales increased 6% due to the impact of acquisitions, 4% due to increased volumes and 4% due to the positive effects of foreign currency translation.

Cost of sales as a percentage of sales increased slightly to 63.2% compared to 62.4% in 2006 due to the adverse impact of inflation net of selling price changes. Selling, general and administrative expense increased slightly as a percentage of sales to 19.1% compared to 18.6% in 2006. These costs increased primarily due to higher expenses related to growth, including increased advertising costs and the impact of inflation.

Business restructuring expense decreased $35 million in 2007. In 2006, the Company finalized plans for certain actions to reduce its workforce and consolidate facilities and recorded a charge of $35 million.

Other charges decreased $193 million in 2007. The reduction was primarily due to a reduction in environmental expenses, which were $195 million lower in 2007 as compared to 2006.

Other earnings increased $24 million in 2007 due to higher royalty income, higher interest income and gains from asset sales.

Net income and earnings per share – assuming dilution for 2007 and 2006 are summarized below:

($ in Millions, except per share amounts)
Twelve Months ended December 31, 2007	Continuing Operations		Discontinued Operations		Total
	$	EPS	$	EPS	$	EPS
Net income	$815	$4.91	$19	$0.12	$834	$5.03
Net income includes:
Charges related to:
Acquisition related costs	4	0.03	—	—	4	0.03
Asbestos settlement – net(1)	15	0.09	—	—	15	0.09
Glass divestiture	—	—	11	0.06	11	0.06
Fine chemicals divestiture	—	—	19	0.11	19	0.11

($ in Millions, except per share amounts)
Twelve Months ended December 31, 2006	Continuing Operations		Discontinued Operations		Total
	$	EPS	$	EPS	$	EPS
Net income	$653	$3.92	$58	$0.35	$711	$4.27
Net income includes:
Charges related to:
Environmental remediation(2)	106	0.64	—	—	106	0.64
Legal settlements	26	0.15	—	—	26	0.15
Business restructuring	22	0.13	1	0.01	23	0.14
Asbestos settlement – net(1)	17	0.10	—	—	17	0.10
Earnings from insurance recoveries	(24)	(0.14)	—	—	(24)	(0.14)
(1)	Net increase in the current value of the Company’s obligation relating to asbestos claims under the PPG Settlement Arrangement.
(2)	Charge for estimated environmental remediation costs at our former chromium manufacturing plant in Jersey City, N.J. and at the Calcasieu River estuary near our Lake Charles, La. facility.

Results of Reportable Business Segments

	Net sales		Segment income
(Millions)	2007	2006	2007	2006
Performance Coatings	$3,811	$3,088	$563	$514
Industrial Coatings	3,646	3,236	370	349
Optical and Specialty Materials	1,029	904	235	217
Commodity Chemicals	1,539	1,483	243	285
Glass	1,181	1,150	90	99

Performance Coatings sales increased $723 million or 23% in 2007. Sales increased 15% due to sales from acquisitions in all three Performance Coatings businesses, 4% due to the positive impact of foreign currency translation and 3% due to improved sales volumes in our aerospace and automotive refinish businesses, which more than offset slightly lower volumes in architectural coatings. The volume growth in the aerospace and refinish businesses occurred throughout the world, while the volume decline in architectural coatings was in North America. Sales also increased 1% due to higher selling prices. Segment income increased $49 million to a total of $563 million in 2007. Factors increasing segment income were improved sales volumes, earnings from acquisitions and the positive impact of foreign currency translation.

20	2007 PPG ANNUAL REPORT AND FORM 10-K

Management’s Discussion and Analysis

Additionally, the benefit of higher selling prices more than offset the impact of inflation. Segment income decreased due to higher overhead costs to support growth initiatives in this segment.

Industrial Coatings sales increased $410 million or 13% in 2007. Sales increased 6% due to the positive impact of foreign currency translation, 4% due to acquisitions in our automotive and industrial coatings businesses and 3% from improved sales volumes as volume increases in automotive coatings and packaging coatings more than offset declines in the volume of the industrial coatings business in the U.S. and Canada. Volume growth in the automotive coatings businesses occurred in all regions of the world, while the volume growth in packaging coatings was experienced mainly in Asia and Europe. The decline in industrial coatings’ North American volumes overshadowed solid growth for this business in Europe, Asia and Latin America. Segment income increased $21 million in 2007 due to improved sales volumes, the impact of acquisitions, lower manufacturing costs and the positive impact of foreign currency translation. Factors decreasing segment income were inflation, including higher raw material costs, which more than offset a slight improvement in selling prices, and increased overhead costs to support growth initiatives.

Optical and Specialty Materials sales increased $125 million or 14% in 2007. Sales increased 8% due to higher volumes primarily in the optical products business, 4% due to the positive impact of foreign currency translation, 1% as the result of sales from acquisitions in the optical products business and 1% due to higher selling prices. Segment income increased $18 million in 2007. The increase in segment income was primarily the result of the increased sales volumes partially offset by higher advertising expense related to optical products volume growth initiatives in all regions and to the impending launch of Transitions Optical’s next generation lens product in the first quarter of 2008.

Commodity Chemicals sales increased $56 million or 4% in 2007. Sales increased 9% due to higher sales volumes of caustic and derivatives, which was partially offset by a 5% decrease in selling prices in part due to lower natural gas input costs. Segment income decreased $42 million in 2007. Segment income was lower in large part due to lower selling prices, higher manufacturing costs, including maintenance costs and higher raw material costs. Segment income also decreased as a result of the absence of an insurance recovery received in 2006 for damage caused by Hurricane Rita in 2005. The benefit of lower energy and environmental costs and improved sales volumes were factors that increased segment income in 2007.

Glass sales increased by $31 million or 3% in 2007. Sales increased 3% due to higher sales volumes and 2% due to the positive impact of foreign currency translation. The negative impact of lower selling prices in our performance glazings business reduced segment sales by 2%. Pricing in the performance glazings business includes a surcharge related to the cost of energy lagged by one quarter. The surcharge in 2006 exceeded the current year surcharge due to higher energy costs during the comparable periods. Segment income decreased $9 million in 2007. Segment income decreased due to the negative impact of inflation and lower pricing, including the lower energy surcharge in performance glazings. These factors were only partially offset by the benefit from higher sales volumes.

See Note 24, “Reportable Business Segment Information,” under Item 8 of this Form 10-K for further information related to the Company’s operating segments and reportable business segments.

Other Significant Factors

The effective tax rate on pretax earnings from continuing operations in 2007 was 28.6% compared to 25.1% in 2006. The rate in 2007 includes the benefit of $15 million for the reversal of a valuation allowance previously recorded against the benefit of a tax net operating loss carryforward, the benefit associated with an enacted reduction in the Canadian federal corporate income tax rate and a tax benefit of 39% on the adjustment to increase the current value of the Company’s obligation relating to asbestos claims under the PPG Settlement Arrangement, as discussed in Note 15, “Commitments and Contingent Liabilities” under Item 8 of this Form 10-K. The tax rate was 30.3% on the remaining pretax earnings from continuing operations in 2007. The effective tax rate on earnings from continuing operations in 2006 included the benefit of a tax refund from Canada resulting from the favorable resolution of a tax dispute dating back to 1998 and a tax benefit related to the settlement with the Internal Revenue Service of our tax returns for the years 2001-2003. In the aggregate, these benefits reduced 2006 income tax expense by $39 million. The 2006 effective tax rate also included a tax benefit of 36% on the charge for business restructuring and a tax benefit of 39% on the third quarter environmental remediation charge for sites in New Jersey and Louisiana, on the charges for legal settlements, and on the adjustment to increase the current value of the Company’s obligation relating to asbestos claims under the PPG Settlement Arrangement. Income tax expense of 39% was recognized on certain insurance recoveries, and income tax expense of 31% was recognized on the remaining pretax earnings from continuing operations in 2006.

The effective tax rate on pretax earnings from discontinued operations in 2007 was 47.6% compared to

2007 PPG ANNUAL REPORT AND FORM 10-K	21

Management’s Discussion and Analysis

37.8% in 2006. The rate in 2007 includes a tax benefit of 35% on the curtailment charge related to the automotive glass businesses and a tax benefit of 24% on the loss on the sale of the fine chemicals business. The tax rate was 39% on the remaining pretax earnings from discontinued operations in 2007.

Outlook

In 2007, the U.S. and overall North American economy continued a slowing trend which began during the second half of 2006. U.S. gross domestic product (“GDP”) increased about 2% for the year. Growth rates slowed in several U.S. end-markets in the latter part of the year, but the growth rates were aided by higher exports and decreased imports. U.S. residential construction rates declined approximately 25% year-over-year, and North American vehicle production decreased by 3%. Despite these and other slowing markets, overall industrial production increased by 2%. Industrial production remains the economic metric that most positively correlates with our U.S. organic volume growth because it reflects activity in PPG’s broad end-use markets. The U.S. commercial construction sector continued to grow consistently throughout the year, increasing by approximately 15%.

Overall inflation remained modest as low labor rates in emerging regions have continued to hold labor rates in the mature regions relatively flat. Global energy prices, primarily oil, and other basic raw material costs increased to new or close to new record high levels. Natural gas costs in the U.S. declined for the second consecutive year, but remain at elevated levels when viewed historically.

The European economy grew at one of its highest rates in the past decade due to continued industrial activity and higher consumer spending. Western European vehicle production improved by 3%, and Eastern European automotive production grew by nearly 18%. Overall industrial production grew by 2.5%.

The Asian economies continued to post very high growth rates both relative to other major economies and historically, driven by strong growth in China and India. Chinese industrial production once again grew at just under 20%, supported, in part, by growth exceeding 20% in automobile production. Overall China GDP improved by 11% for the second consecutive year.

Entering 2008, the overall economic outlook is generally bearish with many economists concerned about the potential of a U.S. recession and its potential impact on the overall global economy. Meanwhile, inflation concerns have risen in basic materials, due primarily to oil prices which are at or close to all-time record highs. Interest rates, which had been rising in many of the world’s major economies, are now expected to decrease or remain flat due to lower anticipated growth rates.

Overall global growth is expected to continue as rapidly growing emerging regions, including China, India, Latin America and Eastern Europe, continue to grow into a more meaningful portion of the global economy. Despite slowing in the U.S. economy, and a variety of government actions in China designed to slow its growth rate, these emerging economies are expected to continue to produce growth rates well above those in more mature economies due in part to ongoing internal infrastructure expansion. This growth has benefited global companies, such as PPG as evidenced in 2007 when PPG grew organically by over 10% in these emerging regions.

In 2008, we expect cost pressures in certain raw materials, transportation and healthcare to remain. As PPG has historically done, we anticipate offsetting these cost increases with aggressive raw material sourcing, manufacturing cost improvements, productivity gains and selling price increases.

Our pension and post retirement benefit costs totaled $233 million in 2007, including a curtailment charge of $17 million related to discontinued operations. Excluding the curtailment charge, these costs decreased by $55 million compared to 2006. Based on our current estimates, we expect our pension and other postretirement benefits costs to decline by approximately $20 million in 2008. This decline is due primarily to an increase in the discount rate for 2008 as well as the impact of the $100 million contribution we made to our U.S. pension plans in 2007.

With respect to energy costs, 2007 natural gas costs remained high but declined as compared to 2006. Changes in natural gas prices have a significant impact on the operating performance of our Commodity Chemicals and Glass businesses. Each one dollar change in our price of natural gas per million British thermal units (“mmbtu”) has a direct impact of $60 million to $70 million on our annual operating costs. Our 2007 natural gas costs averaged about $7.50 per mmbtu for the year, while our 2006 costs averaged about $8.00. While it remains difficult to predict future natural gas prices, in order to reduce the risks associated with volatile prices, we use a variety of techniques, which include reducing consumption through improved manufacturing processes, switching to alternative fuels and hedging. We currently estimate our cost for natural gas in the first quarter of 2008 will be higher than the first quarter of 2007. We currently have nearly 40% of our first quarter 2008 natural gas purchases hedged at a price of about $8.75, and approximately 30% of our 2008 annual requirements hedged at about $8.25.

Over the past few years we have also experienced increases in the prices we pay for raw materials used in many of our businesses, particularly in our coatings

22	2007 PPG ANNUAL REPORT AND FORM 10-K

Management’s Discussion and Analysis

businesses. The increases have resulted from global industrial expansion, supply/demand imbalance and increases in supplier feedstock costs. We have and plan to continue to combat the impact of these rising costs by seeking alternate and global supply sources for our raw materials, reformulating our products, improving our production processes and raising our selling prices. Year-over-year coatings raw material costs rose by $75 million in 2006, and the rate of increase slowed to approximately $40 million in 2007, which represented about a one percent increase. Our current forecast for the early portion of 2008 is for coatings raw material inflation, likely in the two to four percent range, supported primarily by higher oil prices. However, full year raw material inflation may increase or decrease, with the main driver likely being overall economic conditions and resulting supply and demand factors.

In 2007 we completed several acquisitions that are intended to strengthen our coatings businesses by extending their geographic breadth. In addition, several acquisitions were completed in the middle or toward the end of 2006. The sales for businesses held for less than one year added slightly less than $600 million to PPG’s 2007 sales with operating margins approaching, but just below coatings industry averages.

Also in 2007, we sold our fine chemicals business and our Azdel fiber glass joint venture, and closed our Venezulean fiber glass joint venture. Additionally, we signed a contract for the sale of our automotive glass businesses; however this contract was later terminated by the purchaser. Nevertheless, we intend to sell the automotive glass businesses during 2008.

On January 2, 2008, PPG completed the purchase of SigmaKalon, a worldwide coatings producer based in the Netherlands, for approximately $3.2 billion. PPG expects 2008 sales from this acquisition of about $3 billion. This acquisition is not expected to be accretive to PPG’s earnings in 2008 due, in part, to certain acquisition related costs. PPG utilized interim debt financing upon closing of the transaction, and will install longer-term financing during 2008. The acquisition greatly extends PPG’s European coatings operations and customer breadth, and is expected to be accretive to earnings in 2009.

Economic conditions entering 2008 are challenging due primarily to continued softness in several U.S. markets and concern over global credit issues. The acquisition of SigmaKalon will result in a shift of our geographic sales mix, as now less than 50% of our sales will be derived in the U.S. and Canada. We anticipate continued organic growth in 2008 due to this more diverse geographic sales mix, along with our larger sales base in emerging regions. We anticipate this growth, coupled with our focus on cost improvement, will allow us to continue with our legacy of cash generation for the ongoing benefit of our shareholders.

Accounting Standard Adopted in 2007

In June 2006, the Financial Accounting Standards Board, (“FASB”), issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted the provisions of FIN No. 48 as of January 1, 2007. As a result of the implementation of FIN No. 48, the Company reduced its liability for unrecognized tax benefits by $11 million, which was recorded as a direct increase in retained earnings. Refer to Note 13, “Income Taxes,” under Item 8 for additional information.

Accounting Standards to be Adopted in Future Years

In September 2006, the FASB issued Statement of Financial Accounting Standards, (“SFAS”) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework in generally accepted accounting principles for measuring fair value, and expands disclosures about fair value measurements. This standard only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not increase the use of fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, except as it relates to nonrecurring fair value measurements of nonfinancial assets and liabilities, for which SFAS No. 157 is effective for fiscal years beginning after November 15, 2008. The Company evaluated the impact of adopting this statement, and concluded it will not have a significant effect on PPG’s consolidated results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company evaluated the impact of adopting this Statement, and concluded it will not have an effect on PPG’s consolidated results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No.141(R)), which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R) retains the underlying

2007 PPG ANNUAL REPORT AND FORM 10-K	23

Management’s Discussion and Analysis

concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS No. 141(R) changes the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with an exception related to the accounting for valuation allowances on deferred taxes and acquired contingencies related to acquisitions completed before the effective date. SFAS No. 141(R) amends SFAS No. 109 to require adjustments, made after the effective date of this statement, to valuation allowances for acquired deferred tax assets and income tax positions to be recognized as income tax expense. Beginning January 1, 2009, PPG will apply the provisions of SFAS No. 141(R) to its accounting for applicable business combinations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS No. 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R). This statement requires changes in the parent’s ownership interest of consolidated subsidiaries to be accounted for as equity transactions. This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. We are currently evaluating the effects that SFAS No. 160 may have on our consolidated financial statements.

In November 2007, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 07-1, “Accounting for Collaborative Arrangements,” which defines collaborative arrangements and establishes reporting and disclosure requirements for such arrangements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008. The Company is continuing to evaluate the impact of adopting the provisions EITF 07-1; however, it does not anticipate that adoption will have a material effect on PPG’s consolidated results of operations or financial position.

In March 2007, EITF Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements,” was issued. Under the provisions of EITF 06-10, an employer is required to recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” or Accounting Principles Board Opinion No. 12, “Omnibus Opinion – 1967,” if the employer has agreed to maintain a life insurance policy during the employee’s retirement or provide the employee with a death benefit based on the substantive arrangement with the employee. The provisions of EITF 06-10 also require an employer to recognize and measure the asset in a collateral assignment split-dollar life insurance arrangement based on the nature and substance of the arrangement. EITF 06-10 is effective as of January 1, 2008. PPG has collateral assignment split-dollar life insurance arrangements within the scope of EITF 06-10. The Company will adopt the provisions of EITF 06-10 as of January 1, 2008, and does not expect it to have a material effect on PPG’s consolidated results of operations or financial position.

Performance in 2006 Compared with 2005

Performance Overview

Our sales increased 9% to $9.9 billion in 2006 compared to $9.0 billion in 2005. Sales increased 4% due to the impact of acquisitions, 2% due to increased volumes, 2% due to increased selling prices and 1% due to the positive effects of foreign currency translation.

Cost of sales as a percentage of sales increased slightly to 62.4% compared to 62.0% in 2005 due to the adverse impact of inflation net of selling price changes. Selling, general and administrative expense increased slightly as a percentage of sales to 18.6% compared to 18.0% in 2005. These costs increased primarily due to higher expenses related to expansion of the company-owned store network in our architectural coatings business and increased advertising to promote sales growth in our optical products business.

Business restructuring expense increased $35 million in 2006, as the Company finalized plans for certain actions to reduce its workforce and consolidate facilities and recorded a related charge.

Other charges decreased $56 million in 2006. Other charges in 2006 included pretax charges of $185 million for estimated environmental remediation costs at sites in

24	2007 PPG ANNUAL REPORT AND FORM 10-K

Management’s Discussion and Analysis

New Jersey and $42 million for legal settlements offset in part by pretax earnings of $44 million for insurance recoveries related to the Marvin legal settlement and to Hurricane Rita. Other charges in 2005 included pretax charges of $132 million related to the Marvin legal settlement net of related insurance recoveries of $18 million, $61 million for the federal glass class action antitrust legal settlement, $34 million of direct costs related to the impact of hurricanes Rita and Katrina and $19 million for debt refinancing costs.

Other earnings increased $24 million in 2006 due to higher equity earnings, primarily from our Asian fiber glass joint ventures, and higher royalty income.

Net income and earnings per share – assuming dilution for 2006 and 2005 are summarized below:

($ in Millions, except per share amounts)
Twelve Months ended December 31, 2006	Continuing Operations		Discontinued Operations		Total
	$	EPS	$	EPS	$	EPS
Net income	$653	$3.92	$58	$0.35	$711	$4.27
Net income includes:
Charges related to:
Environmental remediation(1)	106	0.64	—	—	106	0.64
Legal settlements	26	0.15	—	—	26	0.15
Business restructuring	22	0.13	1	0.01	23	0.14
Asbestos settlement – net(2)	17	0.10	—	—	17	0.10
Earnings from insurance recoveries	(24)	(0.14)	—	—	(24)	(0.14)

($ in Millions, except per share amounts)
Twelve Months ended December 31, 2005	Continuing Operations		Discontinued Operations		Total
	$	EPS	$	EPS	$	EPS
Net income	$558	$3.27	$38	$0.22	$596	$3.49
Net income includes:
Charges related to:
Legal settlements, net of insurance	117	0.68	—	—	117	0.68
Direct hurricane costs	21	0.12	—	—	21	0.12
Debt refinancing costs	12	0.07	—	—	12	0.07
Asbestos settlement – net	13	0.08	—	—	13	0.08
Asset impairment(3)	—	—	17	0.10	17	0.10
(1)	Charge for estimated environmental remediation costs at our former chromium manufacturing plant in Jersey City, N.J. and at the Calcasieu River estuary near our Lake Charles, La. facility.
(2)	Net increase in the current value of the Company’s obligation relating to asbestos claims under the PPG Settlement Arrangement.
(3)	Asset impairment charge related to the fine chemicals business.

Results of Reportable Business Segments

	Net sales		Segment income
(Millions)	2006	2005	2006	2005
Performance Coatings	$3,088	$2,668	$514	$464
Industrial Coatings	3,236	2,921	349	284
Optical and Specialty Materials	904	791	217	199
Commodity Chemicals	1,483	1,531	285	313
Glass	1,150	1,117	99	60

Performance Coatings sales increased $420 million or 16% in 2006. Sales increased 8% due to acquisitions, 4% due to higher selling prices in the refinish, aerospace and architectural coatings businesses, 3% due to increased volumes in our aerospace and architectural coatings businesses and 1% due to the positive effects of foreign currency translation. Segment income increased $50 million in 2006. The increase in segment income was primarily due to the impact of increased sales volume and higher selling prices, which more than offset the impact of inflation. Segment income was reduced by increased overhead costs to support growth in our architectural coatings business.

Industrial Coatings sales increased $315 million or 11% in 2006. Sales increased 4% due to acquisitions, 4% due to increased volumes in the automotive, industrial and packaging coatings businesses, 2% due to higher selling prices, particularly in the industrial and packaging coatings businesses, and 1% due to the positive effects of foreign currency translation. Segment income increased $65 million in 2006. The increase in segment income was primarily due to the impact of increased sales volume, lower overhead and manufacturing costs, and the impact of acquisitions. Segment income was reduced by the adverse impact of inflation, which was substantially offset by higher selling prices.

Optical and Specialty Materials sales increased $113 million or 14% in 2006. Sales increased 8% due to higher volumes, particularly in optical products, 5% due to acquisitions in our optical products business and 1% due to higher selling prices. Segment income increased $18 million in 2006. The increase in segment income was primarily due to increased volumes, lower manufacturing costs and the absence of the 2005 hurricane costs of $3 million, net of 2006 insurance recoveries, which were only partially offset by increased overhead costs in our optical products business to support growth and the negative impact of inflation.

Commodity Chemicals sales decreased $48 million or 3% in 2006. Sales decreased 4% due to lower chlor-alkali volumes and increased 1% due to higher selling prices. Segment income decreased $28 million in 2006. The year-over-year decline in segment income was due primarily to lower sales volumes and higher manufacturing costs associated with reduced production levels. The absence of the 2005 charges for direct costs related to hurricanes increased segment income by $29 million. The impact of higher selling prices; lower inflation, primarily natural gas costs; and an insurance recovery of $10 million related to the 2005 hurricane losses also increased segment income in 2006.

Our fourth-quarter chlor-alkali sales volumes and earnings were negatively impacted by production outages at several customers over the last two months of 2006.

Glass sales increased $33 million or 3% in 2006. Sales increased 2% due to improved volumes in our performance glazings business and 1% due to higher

2007 PPG ANNUAL REPORT AND FORM 10-K	25

Management’s Discussion and Analysis

selling prices in performance glazings. Segment income increased $39 million in 2006. This increase in segment income was primarily the result of higher selling prices, higher equity earnings from our Asian fiber glass joint ventures, higher other income and lower manufacturing and natural gas costs, which more than offset the negative impacts of higher inflation and lower margin mix of sales.

Our fiber glass business made progress during 2006 in achieving our multi-year plan to improve profitability and cash flow. A transformation of our supply chain, which includes production of a more focused product mix at each manufacturing plant, manufacturing cost reduction initiatives and improved equity earnings from our Asian joint ventures are the primary focus and represent the critical success factors in this plan. During 2006, our new joint venture in China started producing high labor content fiber glass reinforcement products, which allows us to refocus our U.S. production capacity on higher margin, direct process products. The 2006 earnings improvement by our fiber glass business accounted for the bulk of the 2006 improvement in the Glass reportable business segment income.

See Note 24, “Reportable Business Segment Information,” under Item 8 of this Form 10-K for further information related to our operating segments and reportable business segments.

Other Significant Factors

The effective tax rate on pretax earnings from continuing operations in 2006 was 25.1% compared to 29.0% in 2005. The effective tax rate on earnings from continuing operations in 2006 included the benefit of a tax refund from Canada resulting from the favorable resolution of a tax dispute dating back to 1998 and a tax benefit related to the settlement with the Internal Revenue Service of our tax returns for the years 2001-2003. In the aggregate, these benefits reduced 2006 income tax expense by $39 million. The 2006 effective tax rate also included a tax benefit of 36% on the charge for business restructuring and a tax benefit of 39% on the third quarter environmental remediation charge for sites in New Jersey and Louisiana, on the charges for legal settlements, and on the adjustment to increase the current value of the Company’s obligation relating to asbestos claims under the PPG Settlement Arrangement, as discussed in Note 15, “Commitments and Contingent Liabilities” under Item 8 of this Form 10-K. Income tax expense of 39% was recognized on certain insurance recoveries, and income tax expense of 31.0% was recognized on the remaining pretax earnings from continuing operations in 2006. The effective tax rate on earnings from continuing operations in 2005 included a tax benefit of 39% on the charge for the Marvin legal settlement net of insurance recoveries, the settlement of the federal glass class action antitrust case, the charge for debt refinancing costs and the adjustment to increase the current value of the Company’s obligation relating to asbestos claims under the PPG Settlement Arrangement. The 2005 effective tax rate also included tax expense of $9 million related to dividends repatriated under the American Jobs Creation Act of 2004 and tax expense of 30.3% on the remaining pretax earnings.

The effective tax rate on pretax earnings from discontinued operations in 2006 was 37.8% compared to 39.4% in 2005.

Commitments and Contingent Liabilities, including Environmental Matters

PPG is involved in a number of lawsuits and claims, both actual and potential, including some that it has asserted against others, in which substantial monetary damages are sought. See Item 3, “Legal Proceedings” and Note 15, “Commitments and Contingent Liabilities,” under Item 8 of this Form 10-K for a description of certain of these lawsuits, including a description of the proposed PPG Settlement Arrangement for asbestos claims announced on May 14, 2002 and a description of the antitrust suits against PPG related to the flat glass and automotive refinish industries. As discussed in Item 3 and Note 15, although the result of any future litigation of such lawsuits and claims is inherently unpredictable, management believes that, in the aggregate, the outcome of all lawsuits and claims involving PPG, including asbestos-related claims in the event the PPG Settlement Arrangement described in Note 15 does not become effective, will not have a material effect on PPG’s consolidated financial position or liquidity; however, any such outcome may be material to the results of operations of any particular period in which costs, if any, are recognized.

It is PPG’s policy to accrue expenses for environmental contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Reserves for environmental contingencies are exclusive of claims against third parties and are generally not discounted. Management anticipates that the resolution of the Company’s environmental contingencies will occur over an extended period of time. As of December 31, 2007 and 2006, PPG had reserves for environmental contingencies totaling $276 million and $282 million, respectively, of which $57 million and $65 million, respectively, were classified as current liabilities. Pretax charges against income for environmental remediation costs in 2007, 2006 and 2005 totaled $12 million, $207 million and $27 million, respectively, and are included in “Other charges” in the consolidated statement of income. Cash outlays related to such environmental remediation aggregated $19 million, $22 million and $14 million, in 2007, 2006 and 2005, respectively.

In addition to the amounts currently reserved for environmental remediation, the Company may be subject

26	2007 PPG ANNUAL REPORT AND FORM 10-K

Management’s Discussion and Analysis

to loss contingencies related to environmental matters estimated to be as much as $200 million to $300 million, which range is unchanged since December 31, 2006. Such unreserved losses are reasonably possible but are not currently considered to be probable of occurrence.

Charges for estimated environmental remediation costs in 2006 were significantly higher than our historical range. Our continuing efforts to analyze and assess the environmental issues associated with a former chromium manufacturing plant site located in Jersey City, NJ and at the Calcasieu River Estuary located near our Lake Charles, LA chlor-alkali plant resulted in a pre-tax charge of $173 million in the third quarter of 2006 for the estimated costs of remediating these sites. Excluding 2006, pretax charges against income have ranged between $10 million and $49 million per year for the past 15 years. We anticipate that charges against income in 2008 for environmental remediation costs will be within this historical range.

Management expects cash outlays for environmental remediation costs to be approximately $45 million in 2008 and to range from $35 million to $60 million annually through 2012. It is possible that technological, regulatory and enforcement developments, the results of environmental studies and other factors could alter our expectations with respect to charges against income and future cash outlays. Specifically, the level of expected cash outlays is highly dependent upon activity related to the former chromium manufacturing plant site in New Jersey, as PPG awaits approval of workplans that have been submitted to the applicable regulatory agencies.

Impact of Inflation

In 2007, the increase in our costs due to the negative effects of inflation, including the impact of higher raw material costs in our Industrial Coatings reportable segment, was not offset by higher selling prices. Higher selling prices did offset the negative impact of inflation in our Performance Coatings and Optical and Specialty Materials reportable segments. However, in our Industrial Coatings, Commodity Chemicals and Glass reportable segments, the negative impact of inflation was not offset by higher selling prices.

In 2006, the increase in our costs due to the negative effects of inflation, including the impact of higher raw material costs in our coatings businesses, was offset by higher selling prices in our Industrial Coatings, Performance Coatings and Commodity Chemicals reportable segments and by reduced manufacturing costs in our Glass and Optical and Specialty Materials reportable segments.

In 2005, the increase in our costs due to the negative effects of inflation, including the impact of higher coatings raw material costs and higher energy costs in our Glass and Commodity Chemicals businesses were offset by higher selling prices in our Commodity Chemicals and Performance Coatings reportable segments but were not offset by the combination of higher selling prices and lower manufacturing costs in our Industrial Coatings, Optical and Specialty Materials and Glass reportable segments.

In 2008, we expect the negative impact of inflation on raw materials, energy and employee benefit costs to slightly exceed the combined impacts of productivity improvements, lower manufacturing costs and higher selling prices. Lower manufacturing costs and productivity improvements are not expected to offset the negative impacts of lower selling prices and inflation, primarily in the cost of raw materials and energy, in our Industrial Coatings and Commodity Chemicals reporting segments. In our remaining reportable segments, the combination of higher selling prices, lower manufacturing costs and productivity improvements is expected to more than offset negative inflationary impacts.

Liquidity and Capital Resources

During the past three years, we had sufficient financial resources to meet our operating requirements, to fund our capital spending, share repurchases and pension plans and to pay increasing dividends to our shareholders.

Cash from operating activities was $996 million, $1,115 million and $1,071 million in 2007, 2006 and 2005, respectively. Capital spending was $584 million, $738 million and $352 million in 2007, 2006 and 2005, respectively. This spending related to modernization and productivity improvements, expansion of existing businesses, environmental control projects and business acquisitions, which amounted to $231 million, $387 million and $91 million in 2007, 2006 and 2005, respectively. We also assumed $80 million in debt in connection with acquisitions in 2006. Capital spending, excluding acquisitions, is expected to be approximately $470 million during 2008.

Total current assets less total current liabilities (net working capital) increased $436 million to $2,475 million at December 31, 2007 from $2,039 million at December 31, 2006. The increase in net working capital is principally related to the $374 million increase in sales in the fourth quarter of 2007 as compared to 2006, the impact of foreign currency translation, the impact of 2007 acquisitions and an increase in the business outside the U.S. where the working capital intensity is greater. Accounts receivable as a percent of annual net sales for 2007 increased to 21.4 percent from 20.4 percent in 2006. Days sales outstanding increased to 72 days in 2007 from 69 days in 2006. Inventories as a percent of annual net sales remained stable at 12.2 percent in 2007 and 2006. Inventory turnover decreased to 5.5 times in 2007 compared to 5.8 times in 2006.

2007 PPG ANNUAL REPORT AND FORM 10-K	27

Management’s Discussion and Analysis

On January 2, 2008, PPG completed the acquisition of SigmaKalon Group (“SigmaKalon”), a worldwide coatings producer based in Uithoorn, Netherlands, from global private investment firm Bain Capital (“the seller”). SigmaKalon produces architectural, protective and marine and industrial coatings and is a leading coatings supplier in Europe and other key markets across the globe, with an increasing presence in Africa and Asia.

The total transaction value was approximately $3.2 billion, consisting of cash paid to the seller of $1,673 million and debt assumed of $1,517 million. The cash paid to the seller consisted of €717 million ($1,056 million) and $617 million.

In order to provide financing for the SigmaKalon acquisition, in December 2007, PPG and certain of its subsidiaries entered into a three year €650 million revolving credit facility with several banks and financial institutions and Societe Generale, as facility agent for the lenders. In addition, PPG and a subsidiary entered into two bridge loan agreements, one in an amount of €1 billion with multiple lenders and Credit Suisse as administrative agent for those lenders and the other in the amount of $500 million with Credit Suisse as the lender. Each bridge loan has a term of 364 days.

In December 2007, PPG issued $617 million of commercial paper and borrowed $1,056 million (€717 million) under the €1 billion bridge loan agreement. The proceeds from these borrowings were deposited into escrow in December 2007. Upon closing of the acquisition on January 2, 2008, these amounts were released from escrow and paid to the seller. Also in January 2008, PPG borrowed $1,143 million, representing the remaining $417 million (€283 million) available under the €1 billion bridge loan agreement and $726 million (€493 million) under the €650 million revolving credit facility. The proceeds from these borrowings and cash on hand of $116 million were used to repay $1,259 million of the SigmaKalon debt assumed in the acquisition. No amounts have been borrowed under the $500 million bridge loan agreement.

Dividends paid to shareholders totaled $335 million, $316 million and $316 million in 2007, 2006 and 2005, respectively. PPG has paid uninterrupted dividends since 1899, and 2007 marked the 36th consecutive year of increased dividend payments to shareholders. Over time, our goal is to sustain our dividends at approximately one-third of our earnings per share.

During 2007, the Company repurchased 3.7 million shares of PPG common stock at a cost of $274 million under a previously authorized share repurchase program. During 2006, the Company repurchased 2.3 million shares of PPG common stock at a cost of $153 million and during 2005, the Company repurchased 9.4 million shares of PPG common stock at a cost of $607 million.

Cash contributions to our employee stock ownership plan (“ESOP”) and related expense were reduced by $30 million in 2007 by the appreciation on old PPG shares purchased prior to December 31, 1992 allocated to participant accounts during 2007. All such shares have been allocated to participants accounts as of December 31, 2007. As such, there will be no corresponding reduction in cash contributions to the ESOP or expense in 2008.

On August 17, 2006, the Pension Protection Act of 2006 (the “PPA”) was signed into law, changing the funding requirements for our U.S. defined benefit pension plans beginning in 2008. Under current funding requirements, PPG did not have to make a mandatory contribution to our U.S. plans in 2007, and we do not expect to have a mandatory contribution to these plans in 2008. We are currently evaluating the impact that PPA will have on our funding requirements for 2009 and beyond. In 2007, 2006 and 2005 we made voluntary contributions to our U.S. defined benefit pension plans of $100 million, $100 million and $4 million, respectively, and contributions to our non-U.S. defined benefit pension plans of $49 million, $24 million and $26 million, respectively, some of which were required by local funding requirements. We expect to make mandatory contributions to our non-U.S. plans in 2008 of approximately $62 million and we may make voluntary contributions to our U.S. plans.

The ratio of total debt, including capital leases, to total debt and equity was 42% at December 31, 2007 and 28% at December 31, 2006. The increase in 2007 is primarily due to the additional debt borrowed in December to finance the acquisition of SigmaKalon on January 2, 2008.

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

		Obligations Due In:
(Millions)	Total	2008	2009- 2010	2011- 2012	Thereafter
Contractual Obligations
Long-term debt	$1,201	$—	$116	$71	$1,014

Short-term debt	1,818	1,818	—	—	—

Capital lease obligations	1	1	—	—	—

Operating leases	320	91	121	64	44

Interest payments(1)	751	165	140	127	319

Pension contributions(2)	62	62	—	—	—

Unrecognized tax benefits(3)	12	12	—	—	—

Unconditional purchase obligations	791	210	167	93	321

Total	$4,956	$2,359	$544	$355	$1,698

28	2007 PPG ANNUAL REPORT AND FORM 10-K

Management’s Discussion and Analysis

		Obligations Due In:
(Millions)	Total	2008	2009- 2010	2011- 2012	Thereafter
Asbestos Settlement(4)
Aggregate cash payments	$998	$450	$64	$30	$454

PPG stock and other	143	143	—	—	—

Total	$1,141	$593	$64	$30	$454

(1)	Includes interest on all outstanding debt. Interest for variable-rate debt instruments is based on effective rates at December 31, 2007. Interest for fixed-rate debt instruments have been adjusted for the impact of interest rate swaps using the effective rate at December 31, 2007.
(2)	Includes the estimated pension contribution for 2008 only, as PPG is unable to estimate the pension contributions beyond 2008.
(3)	Excludes $98 million of accrued liability for unrecognized tax benefits as we cannot reasonably estimate the timing of settlement.
(4)	We have recorded an obligation equal to the net present value of the aggregate cash payments, along with the PPG stock and other assets to be contributed to the Asbestos Settlement Trust. However, PPG has no obligation to pay any amounts under this settlement until the Effective Date, as more fully discussed in Note 15, “Commitments and Contingent Liabilities,” under Item 8 of this Form 10-K.

The unconditional purchase commitments are principally take-or-pay obligations related to the purchase of certain materials, including industrial gases, natural gas, coal and electricity, consistent with customary industry practice.

These also include PPG’s commitment to purchase electricity and steam from the RS Cogen joint venture discussed in Note 6, “Investments,” under Item 8 of this Form 10-K.

See Note 9, “Debt and Bank Credit Agreements and Leases,” under Item 8 of this Form 10-K for details regarding the use and availability of committed and uncommitted lines of credit, letters of credit, guarantees and debt covenants.

In addition to the amounts available under the lines of credit, the Company has an automatic shelf registration on file with the SEC pursuant to which it may issue, offer and sell from time to time on a continuous or delayed basis any combination of securities in one or more offerings.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements include the operating leases and unconditional purchase obligations disclosed in the “Liquidity and Capital Resources” section in the contractual obligations table as well as letters of credit and guarantees as discussed in Note 9, “Debt and Bank Credit Arrangements and Leases,” under Item 8 of this Form 10-K.

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

Contingencies, by their nature, relate to uncertainties that require management to exercise judgment both in assessing the likelihood that a liability has been incurred as well as in estimating the amount of potential loss. The most important contingencies impacting our financial statements are those related to the collectibility of accounts receivable, to environmental remediation, to pending, impending or overtly threatened litigation against the Company and to the resolution of matters related to open tax years. For more information on these matters, see Note 4, “Working Capital Detail,” Note 13, “Income Taxes” and Note 15, “Commitments and Contingent Liabilities” under Item 8 of this Form 10-K.

Accounting for pensions and other postretirement benefits involves estimating the cost of benefits to be provided well into the future and attributing that cost over the time period each employee works. To accomplish this, extensive use is made of assumptions about inflation, investment returns, mortality, turnover, medical costs and discount rates. These assumptions are reviewed annually. See Note 14, “Pensions and Other Postretirement Benefits,” under Item 8 for information on these plans and the assumptions used.

The discount rate used in accounting for pensions and other postretirement benefits is determined by reference to a current yield curve and by considering the timing and amount of projected future benefit payments. The discount rate assumption for 2008 is 6.45% for our U.S. defined benefit pension and other postretirement benefit plans. A reduction in the discount rate of 50 basis points, with all other assumptions held constant, would increase 2008 net periodic benefit expense for our defined benefit pension and other postretirement benefit plans by approximately $10 million and $5 million, respectively.

The expected return on plan assets assumption used in accounting for our pension plans is determined by evaluating the mix of investments that comprise plan assets and external forecasts of future long-term investment returns. For 2007, the return on plan assets assumption for our U.S. defined benefit pension plans was 8.5%. We will use the same assumption for 2008. A reduction in the rate of return of 50 basis points, with other assumptions held constant, would increase 2008 net periodic pension expense by approximately $13 million.

Net periodic benefit cost for our U.S. defined benefit pension and other postretirement benefit plans for the year ended December 31, 2005 was calculated using the

2007 PPG ANNUAL REPORT AND FORM 10-K	29

Management’s Discussion and Analysis

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

As discussed in Note 1, “Summary of Significant Accounting Policies,” under Item 8 of this Form 10-K, the Company tests goodwill and identifiable intangible assets with indefinite lives for impairment at least annually by comparing the fair value of the reporting units to their carrying values. Fair values are estimated using discounted cash flow methodologies that are based on projections of the amounts and timing of future revenues and cash flows. Based on this testing, none of our goodwill or identifiable intangible assets with indefinite lives was impaired as of December 31, 2007.

As part of our ongoing financial reporting process, a collaborative effort is undertaken involving PPG managers with functional responsibility for financial, credit, environmental, legal, tax and benefit matters. The results of this effort provide management with the necessary information on which to base their judgments on these contingencies and to develop the estimates and assumptions used to prepare the financial statements.

We believe that the amounts recorded in the financial statements under Item 8 of this Form 10-K related to these contingencies, pensions, other postretirement benefits, goodwill and other identifiable intangible assets with indefinite lives are based on the best estimates and judgments of the appropriate PPG management, although actual outcomes could differ from our estimates.

Currency

During 2007, the U.S. dollar weakened against certain of the currencies in the countries in which PPG operates, most notably against the euro, the Canadian dollar and the Brazilian real. The effects of translating the net assets of PPG’s operations denominated in non-U.S. currencies to the U.S. dollar increased consolidated net assets at December 31, 2007 by $260 million compared to December 31, 2006. In addition, the weaker U.S. dollar had a favorable impact on 2007 pretax earnings of $47 million.

During 2006, the U.S. dollar weakened against the currencies of most of the countries in which PPG operates, most notably against the euro, the British pound sterling and the Australian dollar. The effects of translating the net assets of PPG’s operations denominated in non-U.S. currencies to the U.S. dollar increased consolidated net assets by $179 million for the year ended December 31, 2006. In addition, the weaker U.S. dollar had a favorable impact on 2006 pretax earnings of $9 million.

The U.S. dollar was weaker than the euro and the British pound sterling for most of the first eight months of 2005 when compared with currency rates of 2004. The U.S. dollar strengthened against these currencies during the last four months of 2005. The effects of translating the net assets of PPG’s operations denominated in non-U.S. currencies to the U.S. dollar decreased consolidated net assets by $215 million for the year ended December 31, 2005. The effect of currency rate changes over the course of the year had a net favorable effect on 2005 pretax earnings of $8 million.

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

Many factors could cause actual results to differ materially from the Company’s forward-looking statements. Such factors include increasing price and product competition by foreign and domestic competitors, fluctuations in cost and availability of raw materials, the ability to maintain favorable supplier relationships and arrangements, difficulties in integrating acquired businesses and achieving expected synergies therefrom, economic and political conditions in international markets, the ability to penetrate existing, developing and emerging foreign and domestic markets, which also depends on economic and political conditions, foreign exchange rates and fluctuations in such rates, the impact of environmental regulations, unexpected business disruptions and the unpredictability of existing and possible future litigation, including litigation that could result if PPG’s Settlement Agreement for asbestos claims does not become effective. However, it is not possible to predict or identify all such factors. Consequently, while the list of factors presented here is considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant

30	2007 PPG ANNUAL REPORT AND FORM 10-K

Management’s Discussion and Analysis

additional obstacles to the realization of forward-looking statements.

Consequences of material differences in the results compared with those anticipated in the forward-looking statements could include, among other things, business disruption, operational problems, financial loss, legal liability to third parties, other factors set forth in Item 1a of this Form 10-K and similar risks, any of which could have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

PPG is exposed to market risks related to changes in foreign currency exchange rates, interest rates, and natural gas prices and to changes in PPG’s stock price. The Company may enter into derivative financial instrument transactions in order to manage or reduce these market risks. A detailed description of these exposures and the Company’s risk management policies are provided in Note 11, “Derivative Financial Instruments and Hedge Activities,” under Item 8 of this Form 10-K.

The following disclosures summarize PPG’s exposure to market risks and information regarding the use of and fair value of derivatives employed to manage its exposure to such risks. Quantitative sensitivity analyses have been provided to reflect how reasonably possible, unfavorable changes in market rates can impact PPG’s consolidated results of operations, cash flows and financial position.

Foreign currency forward and option contracts outstanding during 2007 and 2006 were used to hedge PPG’s exposure to foreign currency transaction risk. The fair value of these contracts as of December 31, 2007 and 2006 were assets of $0.4 million and $2 million, respectively. The potential reduction in PPG’s earnings resulting from the impact of adverse changes in exchange rates on the fair value of its outstanding foreign currency hedge contracts of 10% for European currencies and 20% for Asian and South American currencies for the years ended December 31, 2007 and 2006 would have been $0.3 million and $2 million, respectively.

In December 2007, PPG borrowed €717 million under the €1 billion bridge loan agreement established in December 2007 to finance a portion of the anticipated acquisition of SigmaKalon. The euro proceeds were converted to $1,056 million and deposited into escrow until the closing of the transaction on January 2, 2008. On the same day the $1,056 million was placed into escrow, the Company entered into a foreign currency forward contract to convert the U.S. dollars back to €717 million. A 10% decline in the value of the euro would have resulted in a decline in the fair value of this forward contract by $106 million, which would have been substantially offset by a gain on the €717 million loan.

PPG had non-U.S. dollar denominated debt of $1,636 million as of December 31, 2007 and $472 million as of December 31, 2006. A weakening of the U.S. dollar by 10% against European currencies and by 20% against Asian and South American currencies would have resulted in unrealized translation losses of approximately $203 million and $63 million as of December 31, 2007 and 2006, respectively.

Interest rate swaps are used to manage a portion of PPG’s interest rate risk. The fair value of the interest rate swaps was an asset of $6 million as of December 31, 2007 and a liability of $7 million as of December 31, 2006. The fair value of these swaps would have decreased by $8 million and $2 million as of December 31, 2007 and 2006, respectively, if variable interest rates increased by 10%. A 10% increase in interest rates in the U.S., Canada, Mexico and Europe and a 20% increase in interest rates in Asia and South America would have affected PPG’s variable rate debt obligations by increasing interest expense by approximately $10 million as of December 31, 2007 and $2 million as of December 31, 2006. Further, a 10% reduction in interest rates would have increased the present value of the Company’s fixed rate debt by approximately $48 million and $51 million as of December 31, 2007 and 2006, respectively; however, such changes would not have had an effect on PPG’s annual earnings or cash flows.

The fair value of natural gas swap contracts in place as of December 31, 2007 and 2006 was a liability of $8 million and $25 million, respectively. These contracts were entered into to reduce PPG’s exposure to higher prices of natural gas. A 10% reduction in the price of natural gas would result in a loss in the fair value of the underlying natural gas swap contracts outstanding as of December 31, 2007 and 2006 of approximately $26 million and $23 million, respectively.

An equity forward arrangement was entered into to hedge the Company’s exposure to changes in fair value of its future obligation to contribute PPG stock into an asbestos settlement trust (see Note 11 “Derivative Financial Instruments and Hedge Activities” and Note 15, “Commitments and Contingent Liabilities,” under Item 8 of this Form 10-K). The fair value of this instrument as of December 31, 2007 and 2006 was an asset of $18 million and $14 million, respectively. A 10% decrease in PPG’s stock price would have reduced the value of this instrument by $6 million as of December 31, 2007 and 2006.

2007 PPG ANNUAL REPORT AND FORM 10-K	31

Item 8. Financial Statements and Supplementary Data

Internal Controls – Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of PPG Industries, Inc.

We have audited the internal control over financial reporting of PPG Industries, Inc. and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007 of the Company and our report dated February 21, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph relating to the Company’s adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” and, Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).”

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP

Pittsburgh, Pennsylvania

February 21, 2008

32	2007 PPG ANNUAL REPORT AND FORM 10-K

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

We conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this evaluation, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Our evaluation included reviewing the documentation of our controls, evaluating the design effectiveness of our controls and testing their operating effectiveness. Based on this evaluation we believe that, as of December 31, 2007, the Company’s internal controls over financial reporting were effective and provide reasonable assurance that the accompanying financial statements do not contain any material misstatement.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued their report, included on page 32 of this Form 10-K, regarding the Company’s internal control over financial reporting.

/s/ Charles E. Bunch Charles E. Bunch Chairman of the Board and Chief Executive Officer February 21, 2008	/s/ William H. Hernandez William H. Hernandez Senior Vice President, Finance and Chief Financial Officer

Consolidated Financial Statements – Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of PPG Industries, Inc.

We have audited the accompanying consolidated balance sheets of PPG Industries, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial schedule listed in Item 15(b). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PPG Industries, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, on January 1, 2007 the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” Also, on December 31, 2006, the Company changed its method of accounting for pensions and other postretirement benefits by adopting Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).”

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP

Pittsburgh, Pennsylvania

February 21, 2008

2007 PPG ANNUAL REPORT AND FORM 10-K	33

Consolidated Statement of Income

	For the Year
(Millions, except per share amounts)	2007	2006	2005
Net sales	$11,206	$9,861	$9,028

Cost of sales, exclusive of depreciation and amortization	7,087	6,153	5,597

Selling, general and administrative	2,136	1,833	1,628

Depreciation	322	298	293

Research and development – net (See Note 22)	339	305	294

Interest	93	83	81

Amortization (See Note 7)	58	43	32

Asbestos settlement – net (See Notes 11 and 15)	24	28	22

Business restructuring (See Note 8)	—	35	—

Other charges (See Notes 8, 9 and 15)	59	252	308

Other earnings (See Note 19)	(155)	(131)	(107)

Income from continuing operations before income taxes and minority interest	1,243	962	880
Income tax expense (See Note 13)	355	241	255
Minority interest	73	68	67
Income from continuing operations, net of tax	815	653	558
Income from discontinued operations, net of tax (Note 3)	19	58	38
Net income	$834	$711	$596

Earnings per common share (See Note 12)
Income from continuing operations	$4.95	$3.94	$3.29
Income from discontinued operations (See Note 3)	$0.12	$0.35	$0.22
Net income	$5.07	$4.29	$3.51

Earnings per common share – assuming dilution (See Note 12)
Income from continuing operations	$4.91	$3.92	$3.27
Income from discontinued operations (See Note 3)	$0.12	$0.35	$0.22
Net Income	$5.03	$4.27	$3.49

The accompanying notes to the consolidated financial statements are an integral part of this consolidated statement.

34	2007 PPG ANNUAL REPORT AND FORM 10-K

Consolidated Balance Sheet

	December 31
(Millions)	2007	(Restated, See Note 1) 2006
Assets
Current assets
Cash and cash equivalents	$526	$443

Cash held in escrow (See Note 2)	1,706	—

Receivables (See Note 4)	2,398	2,016

Inventories (See Note 4)	1,368	1,203

Deferred income taxes (See Note 13)	418	392

Other	232	180

Assets held for sale (See Note 3)	488	621

Total current assets	7,136	4,855

Property (See Note 5)	7,833	7,391

Less accumulated depreciation	5,407	5,084

Property – net	2,426	2,307

Investments (See Note 6)	360	343

Goodwill (See Note 7)	1,476	1,337

Identifiable intangible assets – net (See Note 7)	612	582

Other assets (See Notes 13 and 14)	619	643

Total	$12,629	$10,067

Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt and current portion of long-term debt (See Notes 2 and 9)	$1,819	$140

Asbestos settlement (See Note 15)	593	557

Accounts payable and accrued liabilities (See Note 4)	2,150	1,991

Liabilities of businesses held for sale (See Note 3)	99	128

Total current liabilities	4,661	2,816

Long-term debt (See Note 9)	1,201	1,155

Asbestos settlement (See Note 15)	324	332

Deferred income taxes (See Note 13)	164	136

Accrued pensions (See Notes 1 and 14)	396	628

Other postretirement benefits (See Notes 1 and 14)	997	1,028

Other liabilities (See Note 14)	602	571

Total liabilities	8,345	6,666

Commitments and contingent liabilities (See Note 15)

Minority interest	133	121

Shareholders’ equity (See Note 16)
Common stock	484	484

Additional paid-in capital	553	408

Retained earnings	7,963	7,453

Treasury stock, at cost	(4,267)	(4,101)

Unearned compensation (See Note 1)	—	(25)

Accumulated other comprehensive loss (See Note 17)	(582)	(939)

Total shareholders’ equity	4,151	3,280

Total	$12,629	$10,067

Shares outstanding were 163,800,668 and 164,081,753 as of December 31, 2007 and 2006, respectively.

The accompanying notes to the consolidated financial statements are an integral part of this consolidated statement.

2007 PPG ANNUAL REPORT AND FORM 10-K	35

Consolidated Statement of Shareholders’ Equity

(Millions)	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Unearned Compensation (See Note 1)	Accumulated Other Comprehensive (Loss) Income (See Note 17)	Total
Balance, January 1, 2005	$484	$249	$6,776	$(3,455)	$(47)	$(435)	$3,572

Net income	—	—	596	—	—	—	596

Other comprehensive loss, net of tax	—	—	—	—	—	(384)	(384)

Cash dividends	—	—	(316)	—	—	—	(316)

Purchase of treasury stock	—	—	—	(607)	—	—	(607)

Issuance of treasury stock	—	75	—	78	—	—	153

Stock option activity	—	28	—	—	—	—	28

Repayment of loans by ESOP	—	—	—	—	10	—	10

Other	—	—	1	—	—	—	1

Balance, December 31, 2005	$484	$352	$7,057	$(3,984)	$(37)	$(819)	$3,053

Net income	—	—	711	—	—	—	711

Other comprehensive income, net of tax (restated, See Note 1)	—	—	—	—	—	339	339

Transition adjustment for adoption of SFAS No. 158 (restated, See Note 1)	—	—	—	—	—	(459)	(459)

Cash dividends	—	—	(316)	—	—	—	(316)

Purchase of treasury stock	—	—	—	(153)	—	—	(153)

Issuance of treasury stock	—	25	—	36	—	—	61

Stock option activity	—	31	—	—	—	—	31

Repayment of loans by ESOP	—	—	—	—	12	—	12

Other	—	—	1	—	—	—	1

Balance, December 31, 2006 (restated, See Note 1)	$484	$408	$7,453	$(4,101)	$(25)	$(939)	$3,280

Net income	—	—	834	—	—	—	834

Other comprehensive income, net of tax	—	—	—	—	—	357	357

Cash dividends	—	—	(335)	—	—	—	(335)

Purchase of treasury stock	—	—	—	(274)	—	—	(274)

Issuance of treasury stock	—	102	—	108	—	—	210

Stock option activity	—	43	—	—	—	—	43

Repayment of loans by ESOP	—	—	—	—	25	—	25

Transition adjustment for adoption of FASB Interpretation No. 48 (See Note 1)	—	—	11	—	—	—	11

Balance, December 31, 2007	$484	$553	$7,963	$(4,267)	$—	$(582)	$4,151

Consolidated Statement of Comprehensive Income

	For the Year
(Millions)	2007	(Restated, See Note 1) 2006	2005
Net income	$834	$711	$596

Other comprehensive income (loss), net of tax (See Note 17)
Unrealized currency translation adjustment	260	179	(215)

Defined benefit pension and other postretirement benefit adjustments (See Notes 1 and 14)	90	170	(173)

Unrealized gains on marketable equity securities	—	3	1

Net change – derivatives (See Note 11)	7	(13)	3

Other comprehensive income (loss), net of tax	357	339	(384)

Comprehensive income	$1,191	$1,050	$212

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

36	2007 PPG ANNUAL REPORT AND FORM 10-K

Consolidated Statement of Cash Flows

	For the Year
(Millions)	2007	2006	2005
Operating activities
Net income	$834	$711	$596

Less: Income from discontinued operations, net of tax	(19)	(58)	(38)
Income from continuing operations, net of tax	815	653	558
Adjustments to reconcile to cash from operations
Depreciation and amortization	380	341	325

Asbestos settlement, net of tax	15	17	13

Business restructuring	—	35	—

Restructuring cash spending	(15)	(31)	(4)

Bad debt expense	14	13	22

Equity affiliate (earnings) loss net of dividends	(9)	(17)	6

(Decrease) increase in net accrued pension benefit costs	(7)	21	72

Increase in receivables	(237)	(120)	(131)

Increase in inventories	(55)	(113)	(30)

Increase in other current assets	(24)	(11)	(11)

Increase in accounts payable and accrued liabilities	79	72	195

Increase in noncurrent assets	(101)	(101)	(83)

Increase in noncurrent liabilities	4	167	7

Other	65	50	44

Cash from operating activities – continuing operations	924	976	983
Cash from operating activities – discontinued operations	72	139	88
Cash from operating activities	996	1,115	1,071

Investing activities
Purchases of short-term investments (See Note 1)	—	(963)	(1,990)

Proceeds from sales of short-term investments (See Note 1)	—	963	2,040

Capital spending
Additions to property and investments	(353)	(351)	(261)

Business acquisitions, net of cash balances acquired	(231)	(387)	(91)

Reductions of other property and investments	66	39	28

Deposits held in escrow	(1,718)	(3)	(67)

Release of deposits held in escrow	2	67	—

Cash used for investing activities – continuing operations	(2,234)	(635)	(341)
Cash from (used for) investing activities – discontinued operations	27	(27)	(24)
Cash used for investing activities	(2,207)	(662)	(365)

Financing activities
Net change in borrowings with maturities of three months or less	698	(4)	9

Proceeds from other short-term debt	1,129	143	91

Repayment of other short-term debt	(83)	(212)	(56)

Proceeds from long-term debt	—	—	360

Repayment of long-term debt	(71)	(26)	(486)

Repayment of loans by employee stock ownership plan	25	12	10

Purchase of treasury stock	(274)	(153)	(607)

Issuance of treasury stock	194	55	138

Dividends paid	(335)	(316)	(316)

Cash from (used for) financing activities – continuing operations	1,283	(501)	(857)
Cash from financing activities – discontinued operations	—	—	—
Cash from (used for) financing activities	1,283	(501)	(857)

Effect of currency exchange rate changes on cash and cash equivalents	11	22	(36)

Net increase (decrease) in cash and cash equivalents	83	(26)	(187)

Cash and cash equivalents, beginning of year	443	469	656

Cash and cash equivalents, end of year	$526	$443	$469

The accompanying notes to the consolidated financial statements are an integral part of this consolidated statement.

2007 PPG ANNUAL REPORT AND FORM 10-K	37

Notes to the Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Principles of consolidation

The accompanying consolidated financial statements include the accounts of PPG Industries, Inc. (“PPG” or the “Company”), and all subsidiaries, both U.S. and non-U.S., that we control. We own more than 50% of the voting stock of the subsidiaries that we control. Investments in companies in which we own 20% to 50% of the voting stock and have the ability to exercise significant influence over operating and financial policies of the investee are accounted for using the equity method of accounting. As a result, our share of the earnings or losses of such equity affiliates is included in the accompanying consolidated statement of income and our share of these companies’ shareholders’ equity is included in investments in the accompanying consolidated balance sheet. Transactions between PPG and its subsidiaries are eliminated in consolidation.

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

Basis of Presentation

In the third quarter of 2007, the Company entered into separate agreements to sell both its automotive OEM glass and automotive replacement glass and services businesses, (“automotive glass businesses”) and its fine chemicals business. As a result, the Company concluded that the accounting requirements of Statement of Financial Accounting Standards, (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” for classifying these businesses as assets held for sale and reporting their results of operations and cash flows as discontinued operations were met. The amounts in these notes to the consolidated financial statements related to 2006 and 2005 have been adjusted to reflect the presentation of discontinued operations. See Note 3, “Discontinued Operations and Assets Held for Sale” for additional information.

Revenue recognition

Revenue from sales is recognized by all operating segments when goods are shipped and title to inventory and risk of loss passes to the customer or when services have been rendered.

Shipping and handling costs

Amounts billed to customers for shipping and handling are reported in “Net sales” in the accompanying consolidated statement of income. Shipping and handling costs incurred by the Company for the delivery of goods to customers are included in “Cost of sales, exclusive of depreciation and amortization” in the accompanying consolidated statement of income.

Selling, general and administrative costs

Amounts presented as “Selling, general and administrative” in the accompanying consolidated statement of income are comprised of selling, customer service, distribution and advertising costs, as well as the costs of providing corporate-wide functional support in such areas as finance, law, human resources and planning. Distribution costs pertain to the movement and storage of finished goods inventory at company-owned and leased warehouses, terminals and other distribution facilities. Certain of these costs may be included in cost of sales by other companies, resulting in a lack of comparability with other companies.

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

Cash held in escrow

Cash held in escrow is restricted cash and consists of amounts deposited into third-party escrow accounts to comply with contractual stipulations or legal requirements. Cash deposited into escrow or released from escrow is classified as an investing activity in our consolidated statement of cash flows.

Short-term investments

Short-term investments are highly liquid investments that have stated maturities of three months to one year. The purchases and sales of these investments are classified as investing activities in our consolidated statement of cash flows.

Inventories

Most U.S. inventories are stated at cost, using the last-in, first-out (“LIFO”) method of accounting, which does not exceed market. All other inventories are stated at cost,

38	2007 PPG ANNUAL REPORT AND FORM 10-K

Notes to the Consolidated Financial Statements

using the first-in, first-out (“FIFO”) method of accounting, which does not exceed market. We determine cost using either average or standard factory costs, which approximate actual costs, excluding certain fixed costs such as depreciation and property taxes.

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

Marketable equity securities

The Company’s investment in marketable equity securities is recorded at fair market value and reported in “Other current assets” and “Investments” in the accompanying consolidated balance sheet with changes in fair market value recorded in income for those securities designated as trading securities and in other comprehensive (loss) income, net of tax, for those designated as available for sale securities.

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

Goodwill and identifiable intangible assets

Goodwill represents the excess of the cost over the fair value of acquired identifiable tangible and intangible assets less liabilities assumed from acquired businesses. Identifiable intangible assets acquired in business combinations are recorded based upon their fair value at the date of acquisition.

The Company tests goodwill of each reporting unit for impairment at least annually in connection with our strategic planning process in the third quarter. The goodwill impairment test is performed by comparing the fair value of the associated reporting unit to its carrying value. The Company’s reporting units are its operating segments. (See Note 24, “Reportable Business Segment Information” for further information concerning our operating segments.) Fair value is estimated using discounted cash flow methodologies and market comparable information.

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

Stock-based compensation

In December 2004, the FASB issued a revision to SFAS No. 123, “Share-Based Payment,” (“SFAS No. 123R”) which became effective January 1, 2006, and now requires that all stock-based compensation awards be expensed based on their fair value. PPG began expensing stock options effective January 1, 2004, and effective January 1, 2006, we adopted SFAS No. 123R using the modified prospective application transition method. Because the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, and SFAS No. 123R are essentially the same as they relate to our equity plans, the adoption of SFAS No. 123R did not have a material impact on PPG’s consolidated results of operations, financial position or liquidity. Prior to our adoption of SFAS No. 123R, the benefits of tax deductions in excess of recognized compensation costs were reported as an operating cash flow. SFAS No. 123R requires such excess tax benefits to be reported as a financing cash inflow. The adoption of SFAS No. 123R did not have a material impact on PPG’s operating or financing cash flows for the years ended December 31, 2006 or 2007. See Note 20, “Stock-Based Compensation” for additional information.

Employee Stock Ownership Plan

We accounted for our employee stock ownership plan (“ESOP”) in accordance with Statement of Position (“SOP”) No. 93-6 for PPG common stock purchased after December 31, 1992 (“new ESOP shares”). As permitted by SOP No. 93-6, shares purchased prior to December 31, 1992 (“old ESOP shares”) were accounted for in accordance with SOP No. 76-3. ESOP shares were released for future allocation to participants based on the ratio of debt service paid during the year on loans used by

2007 PPG ANNUAL REPORT AND FORM 10-K	39

Notes to the Consolidated Financial Statements

the ESOP to purchase the shares to the remaining debt service on these loans. These loans were a combination of borrowings guaranteed by PPG and borrowings by the ESOP directly from PPG. No loan balances remained outstanding as of December 31, 2007. The ESOP’s borrowings from third parties were included in debt in our consolidated balance sheet as of December 31, 2006 (see Note 9, “Debt and Bank Credit Agreements and Leases”). Unearned compensation was reflected as a reduction of shareholders’ equity as of December 31, 2006, which principally represented the unpaid balance of all of the ESOP’s loans. Dividends received by the ESOP were primarily used to pay debt service.

When old ESOP shares were released, compensation expense was equal to cash contributed to the ESOP by the Company less the appreciation on the allocated old ESOP shares. Cash contributions to the ESOP were reduced by $30 million in 2007 and $18 million in 2006 and 2005, for the appreciation on the old shares allocated to participants’ accounts in each of those years. Dividends paid on old ESOP shares were deducted from retained earnings. Old ESOP shares were considered to be outstanding in computing earnings per common share. For new ESOP shares, compensation expense was equal to the Company’s matching contribution (see Note 18, “Employee Stock Ownership Plan”). Dividends paid on released new ESOP shares were deducted from retained earnings, and dividends on unreleased shares were reported as a reduction of debt or accrued interest. New ESOP shares that were released were considered outstanding in computing earnings per common share. Unreleased new ESOP shares were not considered to be outstanding. For 2008 and beyond, compensation expense related to the ESOP will be equal to the Company’s matching contribution.

Derivative financial instruments and hedge activities

The Company recognizes all derivative instruments as either assets or liabilities at fair value on the balance sheet. The accounting for changes in the fair value of a derivative depends on the use of the derivative. To the extent that a derivative is effective as a cash flow hedge of an exposure to future changes in value, the change in fair value of the derivative is deferred in accumulated other comprehensive (loss) income. Any portion considered to be ineffective is reported in earnings immediately. To the extent that a derivative is effective as a hedge of an exposure to future changes in fair value, the change in the derivative’s fair value is offset in the consolidated statement of income by the change in fair value of the item being hedged. To the extent that a derivative or a financial instrument is effective as a hedge of a net investment in a foreign operation, the change in the derivative’s fair value is deferred as an unrealized currency translation adjustment in accumulated other comprehensive (loss) income.

Product warranties

The Company accrues for product warranties at the time the associated products are sold based on historical claims experience. As of December 31, 2007 and 2006, the reserve for product warranties was $9 million and $10 million, respectively. Pretax charges against income for product warranties in 2007, 2006 and 2005 totaled $5 million, $4 million and $5 million, respectively. Cash outlays related to product warranties were $6 million, $5 million and $4 million in 2007, 2006 and 2005, respectively. In addition, $7 million of warranty obligations were assumed as part of the Company’s 2006 business acquisitions.

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

The accrued asset retirement obligation was $11 million as of December 31, 2007 and $10 million as of December 31, 2006 and 2005.

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

Effective December 31, 2005, PPG adopted the provisions of FIN No. 47. Our only conditional asset retirement obligation relates to the possible future abatement of asbestos contained in certain PPG production facilities. The asbestos in our production facilities arises from the application of normal and customary building practices in the past when the facilities were constructed. This asbestos is encapsulated in place and, as a result, there is no current legal requirement to abate it. Inasmuch as there is no requirement to abate, we do not have any current plans or an intention to abate and therefore the timing, method

40	2007 PPG ANNUAL REPORT AND FORM 10-K

Notes to the Consolidated Financial Statements

and cost of future abatement, if any, are not known. In accordance with the provisions of FIN No. 47, the Company has not recorded an asset retirement obligation associated with asbestos abatement, given the uncertainty concerning the timing of future abatement, if any.

The adoption of FIN No. 47 on December 31, 2005 has not resulted in any impact to our results of operations or financial position, and we do not expect the adoption to have a material impact on the Company’s future results of operations, financial position or liquidity.

Other new accounting standards

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted the provisions of FIN No. 48 as of January 1, 2007. As a result of the implementation of FIN No. 48, the Company reduced its liability for unrecognized tax benefits by $11 million, which was recorded as a direct increase in retained earnings. Refer to Note 13, “Income Taxes” for additional information.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework in generally accepted accounting principles for measuring fair value and expands disclosures about fair value measurements. This standard only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not increase the use of fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, except as it relates to nonrecurring fair value measurements of nonfinancial assets and liabilities for which SFAS No. 157 is effective for fiscal years beginning after November 15, 2008. The Company evaluated the impact of adopting this Statement. It will not have a significant effect on PPG’s consolidated results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company evaluated the impact of adopting this Statement. It will not have an effect on PPG’s consolidated results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No.141(R)), which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS No. 141(R) changes the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with an exception related to the accounting for valuation allowances on deferred taxes and acquired contingencies related to acquisitions completed before the effective date. SFAS No. 141(R) amends SFAS No. 109 to require adjustments, made after the effective date of this statement, to valuation allowances for acquired deferred tax assets and income tax positions to be recognized as income tax expense. Beginning January 1, 2009, PPG will apply the provisions of SFAS No. 141(R) to its accounting for applicable business combinations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS No. 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R). This statement requires changes in the parent’s ownership interest of consolidated subsidiaries to be accounted for as equity transactions. This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. We are currently evaluating the effects that SFAS No. 160 may have on our consolidated financial statements.

2007 PPG ANNUAL REPORT AND FORM 10-K	41

Notes to the Consolidated Financial Statements

In November 2007, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 07-1, “Accounting for Collaborative Arrangements,” which defines collaborative arrangements and establishes reporting and disclosure requirements for such arrangements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008. The Company is continuing to evaluate the impact of adopting the provisions EITF 07-1; however, it does not anticipate that adoption will have a material effect on PPG’s consolidated results of operations or financial position.

In March 2007, EITF Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements,” was issued. Under the provisions of EITF 06-10, an employer is required to recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” or Accounting Principles Board Opinion No. 12, “Omnibus Opinion – 1967,” if the employer has agreed to maintain a life insurance policy during the employee’s retirement or provide the employee with a death benefit based on the substantive arrangement with the employee. The provisions of EITF 06-10 also require an employer to recognize and measure the asset in a collateral assignment split-dollar life insurance arrangement based on the nature and substance of the arrangement. EITF 06-10 is effective as of January 1, 2008. PPG has collateral assignment split-dollar life insurance arrangements within the scope of EITF 06-10. The Company will adopt the provisions of EITF 06-10 as of January 1, 2008, and does not expect it to have a material effect on PPG’s consolidated results of operations or financial position.

Restatement of Previously Issued Financial Statements—Pensions and Other Postretirement Benefits

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” Under this standard, a company must recognize a net liability or asset to report the funded status of its defined benefit pension and other postretirement benefit plans on its consolidated balance sheet as well as recognize changes in that funded status in the year in which the changes occur, through charges or credits to comprehensive income. SFAS No. 158 does not change how pensions and other postretirement benefits are accounted for and reported in the income statement. In adopting the recognition and disclosure provisions of SFAS No. 158 as of December 31, 2006, PPG incorrectly presented the transition adjustment as part of other comprehensive loss in its consolidated statement of comprehensive income and consolidated statement of shareholders’ equity for the year ended December 31, 2006. The transition adjustment should have been reported as a direct adjustment to the balance of accumulated other comprehensive loss as of December 31, 2006. The accompanying consolidated statement of comprehensive income for the year ended December 31, 2006 and consolidated statement of shareholders’ equity as of December 31, 2006 have been restated to correct the presentation of the SFAS No. 158 transition adjustment. Comprehensive income for 2006 was incorrectly reported as $545 million. The correct amount of comprehensive income for 2006 is $1,050 million. The “as reported” amount of other comprehensive loss for 2006 was $166 million and the “as revised” amount is other comprehensive income of $339 million.

Additionally, PPG included the portion of the SFAS No. 158 transition adjustment related to previously unrecognized accumulated actuarial gains related to the impact of the federal subsidy provided under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 on the accumulated projected benefit obligation for other postretirement benefits in calculating the deferred tax impact on the transition adjustment. However, no deferred taxes should have been recorded related to this portion of the transition adjustment as the federal subsidy is non-taxable. Due to this error, the impact of the adoption of SFAS No. 158 on accumulated other comprehensive loss at December 31, 2006 was overstated by $46 million, and the net deferred tax asset balance was understated by the same amount. The previously reported adjustment to accumulated other comprehensive loss from the adoption of SFAS No. 158 of $505 million should have been $459 million. The accompanying consolidated balance sheet as of December 31, 2006 has been restated to increase other assets and to reduce accumulated other comprehensive loss by $46 million, as follows:

(Millions) Balance Sheet Caption:	As previously reported	As restated
Other assets	$599	$643	(1)

Accumulated other comprehensive loss	$985	$939

(1)	Original restated amount was $645 million. Amount was subsequently reduced in 2007 to $643 million as a result of the reclassification of certain assets to “Assets held for sale.”

42	2007 PPG ANNUAL REPORT AND FORM 10-K

Notes to the Consolidated Financial Statements

The following table presents the restated impact of adopting SFAS No. 158 on individual line items in the consolidated balance sheet as of December 31, 2006:

(Millions) Balance Sheet Caption:	Before Application of SFAS No. 158(1)	Adjustments	After Application of SFAS No. 158
Other assets(2)	$492	$151	$643

Deferred income tax liability	(193)	57	(136)

Accrued pensions(3)	(370)	(258)	(628)

Other postretirement benefits	(619)	(409)	(1,028)

Accumulated other comprehensive loss	480	459	939

(1)	Represents balances that would have been recorded under accounting standards prior to the adoption of SFAS No. 158.
(2)	Original restated amount was $645 million. Amount was subsequently reduced in 2007 to $643 million as a result of the reclassification of certain assets to “Assets held for sale.”
(3)	Original restated amount was $629 million. Amount was subsequently reduced in 2007 to $628 million as a result of the reclassification of certain assets to “Assets held for sale.”

See Note 14, “Pensions and Other Postretirement Benefits,” for additional information.

2. Acquisitions

The Company spent $231 million on several acquisitions in 2007, including purchase price adjustments related to 2006 acquisitions. The 2007 results of the acquired businesses have been included in PPG’s consolidated results of operations for the period since the acquisitions were completed. Sales in 2007 increased by approximately $575 million due to acquisitions and the acquired businesses were accretive to earnings in 2007. The largest of the transactions completed in 2007 were the acquisition of Barloworld Coatings Australia and the acquisition of the architectural and industrial coatings businesses of Renner Sayerlack, S.A.

In the third quarter of 2007, PPG acquired Barloworld Coatings Australia, the architectural paint unit of South African-based Barloworld, Ltd., a multinational industrial brand management company. Barloworld Coatings Australia, a leading Australian architectural paint manufacturer, produces Taubmans, Bristol and White Knight brands of architectural coatings. The acquisition includes a production facility in Villawood, New South Wales. Barloworld Coatings Australia distributes products through approximately 80 company-owned stores, a network of sole-brand distributors and numerous independent dealers. In addition, the company’s paints are sold through Bunnings, Australia’s largest home-improvement retailer, and exported to New Zealand. Barloworld Coatings Australia sales in 2006 were approximately $150 million.

During the first quarter of 2007, the Company acquired the architectural and industrial coatings businesses of Renner Sayerlack, S.A., Gravatai, Brazil, to expand its coatings businesses in Latin America. The acquired business operates manufacturing plants in Brazil, Chile, and Uruguay and each plant also serves as a distribution center. The purchase price allocation resulted in an excess of purchase price over the fair value of net assets acquired, which has been reflected as an addition to goodwill.

The following table summarizes the estimated fair value of assets acquired and liabilities assumed as a result of the acquisitions completed in 2007 and reflected in the preliminary purchase price allocations and adjustments recorded as of December 31, 2007.

(Millions)
Current assets	$124

Property, plant, and equipment	38

Goodwill	59

Other non-current assets	65

Total assets	286

Current liabilities	(48)

Long-term liabilities	(7)

Net assets	$231

During 2006, the Company made several acquisitions, primarily in the coatings and optical products businesses. The total cost of these acquisitions was $467 million, consisting of $387 million of cash and the assumption of $80 million of debt. In addition, certain of these acquisitions also provide for contingent payments and/or escrowed holdbacks that could result in future adjustments to the cost of the acquisitions.

The largest of the transactions completed during 2006 were the acquisition of the performance coatings and finishes businesses of Ameron International Corporation, the acquisitions of Sierracin Corporation and Intercast Europe, S.p.A., and the acquisition of the remaining 50% share of Dongju Industrial Co., Ltd.

The following table summarizes the estimated fair value of assets acquired and liabilities assumed as a result of the acquisitions completed in 2006 and reflected in the purchase price allocations and adjustments recorded as of December 31, 2006.

(Millions)
Current assets	$284

Property, plant, and equipment	149

Goodwill	157

Other non-current assets	99

Total assets	689

Short-term debt	(69)

Current liabilities	(152)

Long-term debt	(11)

Long-term liabilities	(70)

Net assets	$387

2007 PPG ANNUAL REPORT AND FORM 10-K	43

Notes to the Consolidated Financial Statements

During 2005, the Company made acquisitions at a cost totaling $91 million, primarily related to four acquisitions. These included the acquisition of the business of International Polarizer Holdings Trust, the acquisition of the business of Crown Coatings Industries, the acquisition of a network of 42 architectural coatings service centers from Iowa Paint Manufacturing, and the acquisition of the 30% minority interest in PPG Coatings (Hong Kong).

Adjustments were made in 2007 to the preliminary purchase price allocations related to several acquisitions that occurred in 2006. The preliminary purchase price allocations related to the acquisitions made in 2007 have been completed. No significant adjustments to the allocations for acquisitions made in 2007 are expected.

SigmaKalon

On January 2, 2008, PPG completed the acquisition of SigmaKalon Group, (“SigmaKalon”), a worldwide coatings producer based in Uithoorn, Netherlands, from global private investment firm Bain Capital (“the seller”). SigmaKalon produces architectural, protective and marine and industrial coatings and is a leading coatings supplier in Europe and other key markets across the globe, with an increasing presence in Africa and Asia. SigmaKalon sells coatings through a combination of approximately 500 company-owned stores, home centers, paint dealers, independent distributors, and directly to customers.

The total transaction value was approximately $3.2 billion, consisting of cash paid to the seller of $1,673 million and debt assumed of $1,517 million. The cash paid to the seller consisted of €717 million ($1,056 million) and $617 million.

In 2007, PPG issued $617 million of commercial paper and borrowed $1,056 million (€717 million) under the €1 billion bridge loan agreement established in December 2007 in anticipation of completing the SigmaKalon acquisition. The proceeds from these borrowings were deposited into escrow in December 2007. Upon closing of the transaction on January 2, 2008, these amounts were released from escrow and paid to the seller. The funds held in escrow at December 31, 2007 were reported as “Cash held in escrow” in the accompanying consolidated balance sheet and as an investing activity in the accompanying consolidated statement of cash flows for the year ended December 31, 2007.

The preliminary purchase price allocation for the SigmaKalon acquisition will be recorded in the first quarter of 2008. Further adjustments to the purchase price allocation are expected as the Company finalizes estimates related to acquired assets and liabilities, which estimates are expected to be finalized by December 31, 2008. The following table summarizes the preliminary estimated fair value of assets acquired and liabilities assumed as a result of the acquisition:

(Millions)
Current assets (including cash of $136)	$1,416

Property, plant and equipment	779

Customer relationships	806

Acquired technology	103

Trade names	220

Goodwill (non deductible)	1,123

Other	159

Total assets	4,606

Short-term debt	(1,507)

Current liabilities	(748)

Long-term debt	(10)

Deferred taxes	(455)

Other long-term liabilities	(237)

Net assets	1,649

In process research and development	24

Total purchase price	$1,673

All identifiable intangible assets (customer relationships, acquired technology, trade names) are subject to amortization, which will be recorded over an estimated weighted-average amortization period of 15 years. Estimated future amortization expense related to these identifiable intangible assets is approximately $80 million in each of the next five years. The amount allocated to in-process research and development will be charged to expense in the first quarter of 2008. The assignment of goodwill to reporting units will be completed later in 2008. The results of SigmaKalon will be included in PPG’s consolidated results of operations from January 2, 2008 onward.

3. Discontinued Operations and Assets Held for Sale

During the third quarter of 2007, the Company entered into an agreement to sell its automotive glass businesses to Platinum Equity, (“Platinum”) for approximately $500 million. Accordingly, the assets and liabilities of these businesses were classified as held for sale. In the fourth quarter of 2007, PPG was notified that affiliates of Platinum had filed suit in the Supreme Court of the State of New York, County of New York, alleging that Platinum is not obligated to consummate the agreement. Platinum subsequently terminated the agreement. PPG has sued Platinum and certain of its affiliates for damages, including the $25 million breakup fee stipulated by the terms of the agreement, based on various alleged actions of the Platinum parties.

While the transaction with Platinum was terminated, PPG management remains committed to a sale of the automotive glass businesses. Accordingly, the assets and liabilities of these businesses continue to be classified as held for sale and are stated at depreciated cost, which is lower than fair value less cost to sell, in the accompanying

44	2007 PPG ANNUAL REPORT AND FORM 10-K

Notes to the Consolidated Financial Statements

consolidated balance sheet as of December 31, 2007 and 2006. Further, the results of operations and cash flows of these businesses, which had previously been included in the Glass reportable segment, have been classified as discontinued operations in the accompanying consolidated statements of income and cash flows for the three years ended December 31, 2007.

The decision to sell these businesses triggered curtailments related to certain of PPG’s defined benefit pension and other postretirement benefit plans. In 2007, PPG recorded a pretax charge of $17 million ($11 million aftertax), primarily representing curtailment losses on certain defined benefit pension plans. The sale of these businesses may result in additional curtailments and possibly settlements of other PPG employee benefit plans to be recorded upon or after the closing of a sale.

Sales and earnings related to the automotive glass businesses for the three years ended December 31, 2007 were as follows:

(Millions)	2007	2006	2005
Net sales	$1,014	$1,077	$1,097

Income from discontinued operations:
Income from operations	$89	$91	$108

Curtailment losses	(17)	—	—

Income tax expense	(28)	(34)	(42)

Minority interest	(3)	(3)	(2)

Income from discontinued operations, net of tax	$41	$54	$64

In the third quarter of 2007, PPG entered into an agreement to sell its fine chemicals business to ZaCh System S.p.A., a subsidiary of Zambon Company S.p.A., for approximately $65 million. The sale of this business was completed in November 2007. Accordingly, the assets and liabilities of this business have been reclassified as held for sale in the accompanying consolidated balance sheet as of December 31, 2006. Further, the results of operations and cash flows of this business, which had previously been included in the Optical and Specialty Materials reportable segment, have been classified as discontinued operations in the accompanying consolidated statements of income and cash flows for the three years ended December 31, 2007. PPG recorded a pretax loss on sale of the fine chemicals business of $25 million ($19 million aftertax) in 2007.

Sales and earnings related to the fine chemicals business for the three years ended December 31, 2007 were as follows:

(Millions)	2007	2006	2005
Net sales	$79	$99	$76

(Loss) income from discontinued operations:
(Loss) income from operations	$(5)	$7	$(42)

Loss on sale of business	(25)	—	—

Income tax benefit (expense)	8	(3)	16

(Loss) income from discontinued operations, net of tax	$(22)	$4	$(26)

The major classes of assets and liabilities of the automotive glass businesses classified as held for sale in the consolidated balance sheet at December 31, 2007 and of the automotive glass businesses and fine chemicals business classified as held for sale at December 31, 2006 are as follows:

(Millions)	2007	2006
Assets:
Cash	$—	$12

Receivables—net	123	152

Inventories	164	187

Other current assets	5	7

Long-term assets(1)	196	263

Total assets held for sale	$488	$621

Liabilities:
Accounts payable and accrued expenses	$70	$99

Minority Interest	28	26

Other	1	3

Total liabilities of businesses held for sale	$99	$128

(1)	Amount at December 31, 2006 included $29 million of goodwill for the fine chemicals business.

4. Working Capital Detail

(Millions)	2007	2006
Receivables
Customers	$2,244	$1,878

Equity affiliates	35	31

Other	166	152

Allowance for doubtful accounts	(47)	(45)

Total	$2,398	$2,016

Inventories(1)
Finished products	$824	$730

Work in process	121	110

Raw materials	312	257

Supplies	111	106

Total	$1,368	$1,203

Accounts payable and accrued liabilities
Trade creditors	$1,139	$1,015

Accrued payroll	310	303

Other postretirement and pension benefits	90	92

Income taxes	49	54

Other	562	527

Total	$2,150	$1,991

(1)	Inventories valued using the LIFO method of inventory valuation comprised 46% and 52% of total gross inventory values as of December 31, 2007 and 2006, respectively. If the FIFO method of inventory valuation had been used, inventories would have been $206 million and $216 million higher as of December 31, 2007 and 2006, respectively. During the year ended December 31, 2007, certain inventories accounted for on the LIFO method of accounting were reduced, which resulted in the liquidation of certain quantities carried at costs prevailing in prior years. The net effect on earnings was not material.

2007 PPG ANNUAL REPORT AND FORM 10-K	45

Notes to the Consolidated Financial Statements

5. Property

(Millions)	Useful Lives (years)	2007	2006
Land and land improvements	5-30	$401	$366

Buildings	20-40	1,272	1,182

Machinery and equipment	5-25	5,487	5,201

Other	3-20	507	435

Construction in progress		166	207

Total(1)		$7,833	$7,391

(1)	Interest capitalized in 2007, 2006 and 2005 was $11 million, $7 million and $5 million, respectively.

6. Investments

(Millions)	2007	2006
Investments in equity affiliates	$181	$182

Marketable equity securities
Trading (See Note 14)	80	77

Available for sale	9	13

Other	90	71

Total	$360	$343

The Company’s investments in equity affiliates are comprised principally of 50% ownership interests in a number of joint ventures that manufacture and sell coatings, glass and chemicals products, the most significant of which produce fiber glass products and are located in Asia.

In addition, we have a fifty-percent ownership interest in RS Cogen, L.L.C., which toll produces electricity and steam primarily for PPG and its joint venture partner. The joint venture was formed with a wholly-owned subsidiary of Entergy Corporation in 2000 for the construction and operation of a $300 million process steam, natural gas-fired cogeneration facility in Lake Charles, La., the majority of which was financed by a syndicate of banks. PPG’s future commitment to purchase electricity and steam from the joint venture approximates $25 million per year subject to contractually defined inflation adjustments for the next fifteen years. The purchases for the years ended December 31, 2007, 2006 and 2005 were $25 million, $24 million and $25 million, respectively.

Summarized financial information of our equity affiliates on a 100 percent basis, in the aggregate, is as follows:

(Millions)		2007	2006
Working capital		$56	$31

Property, net		804	715

Short-term debt		(75)	(50)

Long-term debt		(389)	(348)

Other, net		25	64

Net assets		$421	$412

(Millions)	2007	2006	2005
Revenues	$555	$601	$549

Net earnings	$60	$66	$25

PPG’s share of undistributed net earnings of equity affiliates was $74 million and $63 million as of December 31, 2007 and 2006, respectively. Dividends received from equity affiliates were $20 million, $16 million and $19 million in 2007, 2006 and 2005, respectively.

As of December 31, 2007 and 2006, there were unrealized pretax gains of $4 million and $3 million, respectively, and as of December 31, 2005 there were pretax losses of $1 million recorded in “Accumulated other comprehensive loss” in the accompanying consolidated balance sheet related to marketable equity securities available for sale. During 2007, PPG sold certain of these investments resulting in recognition of pretax gains of $2 million and proceeds of $8 million. During both 2006 and 2005, PPG sold certain of these investments resulting in recognition of pretax gains of $1 million and proceeds of $3 million.

7. Goodwill and Other Identifiable Intangible Assets

The change in the carrying amount of goodwill attributable to each reportable business segment for the years ended December 31, 2007 and 2006 was as follows:

(Millions)	Performance Coatings	Industrial Coatings	Optical and Specialty Materials	Glass	Total
Balance, Jan. 1, 2006	$814	$243	$2	$48	$1,107

Goodwill from acquisitions	84	25	48	—	157

Currency translation	45	17	5	6	73

Balance, Dec. 31, 2006	$943	$285	$55	$54	$1,337

Goodwill from acquisitions	55	7	(3)	—	59

Currency translation	53	18	5	4	80

Balance, Dec. 31, 2007	$1,051	$310	$57	$58	$1,476

The carrying amount of acquired trademarks with indefinite lives as of December 31, 2007 and 2006 totaled $144 million.

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and are detailed below.

	Dec. 31, 2007			Dec. 31, 2006
(Millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Acquired technology	$448	$(188)	$260	$389	$(155)	$234

Other(1)	355	(147)	208	328	(124)	204

Balance	$803	$(335)	$468	$717	$(279)	$438

(1)	Consists primarily of customer-related intangibles

46	2007 PPG ANNUAL REPORT AND FORM 10-K

Notes to the Consolidated Financial Statements

Aggregate amortization expense was $58 million, $43 million and $32 million in 2007, 2006 and 2005, respectively. The estimated future amortization expense of identifiable intangible assets during the next five years is (in millions) $55 in 2008, $54 in 2009, $53 in 2010, $44 in 2011 and $40 in 2012. These amounts do not include amortization expense resulting from the SigmaKalon acquisition, which was completed on January 2, 2008. See Note 2, “Acquisitions” for more information.

8. Business Restructuring and Asset Impairment

During 2006, the Company finalized plans for certain actions to reduce its workforce and consolidate facilities and recorded a charge of $37 million for restructuring and other related activities, including severance costs of $35 million and loss on asset impairment of $2 million. These amounts were net of $5 million of amounts accrued in 2006 that were reversed later that year as a result of actions not being taken or being completed at a cost that was less than the estimated amount accrued. Of the $37 million restructuring charge recorded in 2006, $2 million related to the automotive glass businesses has been reclassified and is presented as discontinued operations in the accompanying consolidated statement of income. All actions related to the 2006 restructuring charge were substantially completed by the end of the second quarter of 2007.

The following table summarizes the details through December 31, 2007.

(Millions, except no. of employees)	Severance Costs	Asset Impairments	Total Charge	Employees Covered
Industrial Coatings	$28	$1	$29	353

Performance Coatings	7	1	8	193

Optical and Specialty Materials	1	—	1	33

Glass	4	—	4	190

Reversal	(5)	—	(5)	(112)

Total	$35	$2	$37	657

2006 Activity	(26)	(2)	(28)	(531)

Balance as of Dec. 31, 2006	$9	$—	$9	126

2007 Activity	(9)	—	(9)	(126)

Balance as of Dec. 31, 2007	$—	$—	$—	—

In 2002, the Company recorded a charge of $81 million for restructuring and other related activities. The workforce reductions covered by this charge have been completed; however, as of December 31, 2007, $2 million of this reserve remained to be spent. This reserve relates to a group of approximately 75 employees in Europe, whose terminations were concluded under a different social plan than was assumed when the reserve was recorded. Under the terms of this social plan, severance payments will be paid to these 75 individuals through 2008.

In the fourth quarter of 2005, the Company evaluated our fine chemicals operating segment for impairment in accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets”, and determined that indicators of impairment were present for certain long-lived assets at our fine chemicals manufacturing plant in the United States. In measuring the fair value of these assets, the Company utilized an expected cash flow methodology to determine that the carrying value of these assets exceeded their fair value. We also wrote down the assets of a small fine chemical facility in France to their estimated net realizable value. The Company recorded an asset impairment charge related to these fine chemicals assets of $27 million pretax in 2005, which has been reclassified and is presented as a reduction to income from discontinued operations in the accompanying consolidated statement of income for the year ended December 31, 2005.

9. Debt and Bank Credit Agreements and Leases

(Millions)	2007	2006

6 1/2% notes, due 2007(1)	$—	$50

7.05% notes, due 2009(1)	116	116

6 7/8% notes, due 2012(1)	71	71

3 7/8% notes, due 2015 (€300)	436	394

7 3/8% notes, due 2016	146	146

6 7/8% notes, due 2017	74	74

7.4% notes, due 2019	198	198

9% non-callable debentures, due 2021	149	148

Impact of derivatives on debt(1)	9	(1)

ESOP Notes
Fixed-rate notes, weighted average 8.5%	—	9

Variable-rate notes, weighted average 4.7%	—	9

Various other U.S. debt, weighted average 5.0%	—	1

Various other non-U.S. debt, weighted average 1.6% as of December 31, 2007	2	3

Capital lease obligations	1	2

Total	1,202	1,220

Less payments due within one year	1	65

Long-term debt	$1,201	$1,155

(1)	PPG entered into several interest rate swaps which have the effect of converting $275 million and $175 million as of December 31, 2007 and 2006, respectively, of these fixed rate notes to variable rates, based on either the three-month or the six-month London Interbank Offered Rate (LIBOR). The weighted average effective interest rate for these borrowings, including the effects of the outstanding swaps was 8.0% and 7.8% for the years ended December 31, 2007 and 2006, respectively. Refer to Notes 1 and 11 for additional information.

Aggregate maturities of long-term debt during the next five years are (in millions) $1 in 2008, $116 in 2009, $0 in 2010, $0 in 2011 and $71 in 2012.

2007 PPG ANNUAL REPORT AND FORM 10-K	47

Notes to the Consolidated Financial Statements

The Company has a $1 billion revolving credit facility that expires in 2011. The annual facility fee payable on the committed amount is 7 basis points. This facility is available for general corporate purposes and also to support PPG’s commercial paper programs in the U.S. and Europe. As of December 31, 2007, no amounts were outstanding under this facility.

Our non-U.S. operations have other uncommitted lines of credit totaling $423 million of which $153 million was used as of December 31, 2007. These uncommitted lines of credit are subject to cancellation at any time and are generally not subject to any commitment fees. In addition, our non-U.S. operations have committed lines of credit totaling $52 million of which $1 million was used as of December 31, 2007. These committed lines of credit cannot be canceled until expiration and are not subject to any commitment fees.

In order to provide financing for the SigmaKalon acquisition, in December 2007, PPG and certain of its subsidiaries entered into a three year €650 million revolving credit facility with several banks and financial institutions and Societe Generale, as facility agent for the lenders. The facility has an annual fee of 7 basis points. In addition, PPG and a subsidiary entered into two bridge loan agreements, one in the amount of €1 billion with multiple lenders and Credit Suisse as administrative agent for those lenders and the other in the amount of $500 million with Credit Suisse as the lender. Each bridge loan has a term of 364 days.

In December 2007, PPG issued $617 million of commercial paper and borrowed $1,056 million (€717 million) under the €1 billion bridge loan agreement. The proceeds from these borrowings were deposited into escrow in December 2007. Upon closing of the acquisition on January 2, 2008, these amounts were released from escrow and paid to the seller. Also, in January 2008, PPG borrowed $1,143 million, representing the remaining $417 million (€283 million) available under the €1 billion bridge loan agreement and $726 million (€493 million) under the €650 million revolving credit facility. The proceeds from these borrowings and cash on hand of $116 million were used to repay $1,259 million of the SigmaKalon debt assumed in the acquisition. No amounts have been borrowed under the $500 million bridge loan agreement.

Short-term debt outstanding as of December 31, 2007 and 2006, was as follows:

(Millions)	2007	2006
€1 billion bridge loan agreement, 5.2%	$1,047	$—

Commercial paper, 5.6%	617	—

Other, weighted average 5.6% as of Dec. 31, 2007	154	75

Total	$1,818	$75

PPG is in compliance with the restrictive covenants under its various credit agreements, loan agreements and indentures. The Company’s revolving credit agreements, the €1 billion bridge loan agreement and the $500 million bridge loan agreement include a financial ratio covenant. The covenant requires that the amount of total indebtedness not exceed 60% of the Company’s total capitalization excluding the portion of accumulated other comprehensive income (loss) related to pensions and other postretirement benefit adjustments. As of December 31, 2007, total indebtedness was 37% of the Company’s total capitalization excluding the portion of accumulated other comprehensive income (loss) related to pensions and other postretirement benefit adjustments. Additionally, substantially all of our debt agreements contain customary cross-default provisions. Those provisions generally provide that a default on a debt service payment of $10 million or more for longer than the grace period provided (usually 10 days) under one agreement may result in an event of default under other agreements. None of our primary debt obligations are secured or guaranteed by our affiliates.

In June 2005, the Company issued €300 million of 3.875% Senior Notes due 2015 (the “Euro Notes”). The proceeds from the Euro Notes were used to repay short-term commercial paper obligations incurred in June 2005 in connection with the purchase of $100 million of 6.5% notes due 2007, $159 million of 7.05% notes due 2009 and $16 million of 6.875% notes due 2012, as well as for general corporate purposes. The Company recorded a second quarter 2005 pre-tax charge of approximately $19 million, ($12 million aftertax or 7 cents per share), for debt refinancing costs, which is included in “Other charges” in the accompanying consolidated statement of income for the year ended December 31, 2005.

The fixed rate notes that were retired had been converted to variable rate notes using interest rate swaps. As a result, the debt was reflected in the consolidated balance sheet at fair value through the inclusion of the impact of these derivatives on the debt. As a result of the early retirement of these debt instruments, $8 million of these fair value adjustments were recognized and included as a net reduction in the debt refinancing costs described above.

Interest payments in 2007, 2006 and 2005 totaled $102 million, $90 million and $82 million, respectively.

Rental expense for operating leases was $167 million, $140 million and $124 million in 2007, 2006 and 2005, respectively. Minimum lease commitments for operating leases that have initial or remaining lease terms in excess of one year as of December 31, 2007, are (in millions) $91 in 2008, $70 in 2009, $51 in 2010, $36 in 2011, $28 in

48	2007 PPG ANNUAL REPORT AND FORM 10-K

Notes to the Consolidated Financial Statements

2012 and $44 thereafter, which includes rent of approximately $12 million, per year, through 2010, and $6 million in 2011, related to the July 1999 sale-leaseback of our Pittsburgh headquarters complex.

The Company had outstanding letters of credit of $71 million as of December 31, 2007. The letters of credit secure the Company’s performance to third parties under certain self-insurance programs and other commitments made in the ordinary course of business. As of December 31, 2007 and 2006 guarantees outstanding were $70 million and $62 million, respectively. The guarantees relate primarily to debt of certain entities in which PPG has an ownership interest and selected customers of certain of our businesses. A portion of such debt is secured by the assets of the related entities. The carrying values of these guarantees were $3 million and $9 million as of December 31, 2007 and 2006, respectively, and the fair values were $17 million and $9 million, as of December 31, 2007 and 2006, respectively. The Company does not believe any loss related to these letters of credit or guarantees is likely.

10. Financial Instruments, Excluding Derivative Financial Instruments

Included in PPG’s financial instrument portfolio are cash and cash equivalents, cash held in escrow, marketable equity securities, company-owned life insurance and short- and long-term debt instruments. The fair values of the financial instruments approximated their carrying values, in the aggregate, except for long-term debt.

Long-term debt (excluding capital lease obligations), had carrying and fair values totaling $1,201 million and $1,226 million, respectively, as of December 31, 2007. The corresponding amounts as of December 31, 2006, were $1,218 million and $1,303 million, respectively. The fair values of the debt instruments were based on discounted cash flows and interest rates currently available to the Company for instruments of the same remaining maturities.

11. Derivative Financial Instruments and Hedge Activities

PPG’s policies do not permit speculative use of derivative financial instruments. PPG uses derivative instruments to manage its exposure to fluctuating natural gas prices through the use of natural gas swap contracts. PPG also uses forward currency and option contracts as hedges against its exposure to variability in exchange rates on short-term intercompany borrowings and cash flows denominated in foreign currencies and to translation risk. PPG uses foreign denominated debt to hedge investments in foreign operations. Interest rate swaps are used to manage the Company’s exposure to changing interest rates. We also use an equity forward arrangement to hedge a portion of our exposure to changes in the fair value of PPG stock that is to be contributed to the asbestos settlement trust as discussed in Note 15, “Commitments and Contingent Liabilities”.

PPG enters into derivative financial instruments with high credit quality counterparties and diversifies its positions among such counterparties in order to reduce its exposure to credit losses. The Company has not experienced any credit losses on derivatives during the three-year period ended December 31, 2007.

PPG manages its foreign currency transaction risk to minimize the volatility in cash flows caused by currency fluctuations by periodically forecasting foreign currency- denominated cash flows of each subsidiary for a rolling 12-month period and aggregating these cash inflows and outflows in each currency to determine the overall net transaction exposures. Decisions on whether to use derivative financial instruments to hedge the net transaction exposures are made based on the amount of those exposures, by currency, and an assessment of the near-term outlook for each currency. The Company’s policy permits the use of foreign currency forward and option contracts to hedge up to 70% of its anticipated net foreign currency cash flows over the next 12-month period. These contracts do not qualify for hedge accounting under the provisions of SFAS No. 133; therefore, the change in the fair value of these instruments is recorded in “Other charges” in the accompanying consolidated statement of income in the period of change. The amounts recorded in earnings related to this hedging activity for the years ended December 31, 2007, 2006 and 2005 were a loss of $2 million, loss of $1 million and income of $4 million, respectively. The fair value of these contracts as of December 31, 2007 and 2006 were assets of $0.4 million and $2 million, respectively.

In December 2007, PPG borrowed €717 million under the €1 billion bridge loan agreement established in December 2007 to finance a portion of the SigmaKalon acquisition. The Euro proceeds were converted to $1,056 million and deposited into escrow until the closing of the transaction on January 2, 2008. On the same day the $1,056 million was placed into escrow, the Company entered into a foreign currency forward contract to convert the U.S. dollars back to €717 million on January 2, 2008. A loss on the forward contract was recognized as of December 31, 2007 of $9 million, which was substantially offset by an $8 million gain on the Euro borrowing over the same time period.

The sales, costs, assets and liabilities of our non-U.S. operations must be reported in U.S. dollars in order to prepare consolidated financial statements which gives rise to translation risk. The Company monitors its exposure to translation risk and may enter into derivative foreign currency contracts to hedge its exposure, as deemed

2007 PPG ANNUAL REPORT AND FORM 10-K	49

Notes to the Consolidated Financial Statements

appropriate. This risk management strategy does not qualify for hedge accounting under the provisions of SFAS No. 133; therefore, changes in the fair value of these instruments would be recorded in “Other charges” in the accompanying consolidated statement of income in the period of change. No derivative instruments were acquired to hedge translation risk during 2007, 2006 or 2005.

The €300 million Euro Notes due in 2015 are designated as a hedge of a portion of our net investment in our European operations. As a result, the change in book value from adjusting these foreign denominated notes to current spot rates at each balance sheet date is deferred in accumulated other comprehensive (loss) income. As of December 31, 2007 and 2006, the amount recorded in accumulated other comprehensive (loss) income from this hedge of our net investment was an unrealized loss of $76 million and $34 million, respectively.

PPG designates forward currency contracts as hedges against the Company’s exposure to variability in exchange rates on short-term intercompany borrowings denominated in foreign currencies. To the extent effective, changes in the fair value of these instruments are deferred in accumulated other comprehensive (loss) income and subsequently reclassified to “Other charges” in the accompanying consolidated statement of income as foreign exchange gains and losses are recognized on the related intercompany borrowings. The portion of the change in fair value considered to be ineffective is recognized in “Other charges” in the accompanying consolidated statement of income. The amounts recorded in earnings for the years ended December 31, 2007, 2006 and 2005, were losses of $9 million, $5 million and $6 million, respectively. The fair value of these contracts was an asset of $5 million and a liability of $1 million as of December 31, 2007 and 2006, respectively.

The Company manages its interest rate risk by balancing its exposure to fixed and variable rates while attempting to minimize its interest costs. Generally, the Company maintains variable interest rate debt at a level of approximately 25% to 50% of total borrowings. PPG principally manages its fixed and variable interest rate risk by retiring and issuing debt from time to time and through the use of interest rate swaps. As of December 31, 2007 and 2006, these swaps converted $275 million and $175 million, respectively, of fixed rate debt to variable rate debt. These swaps are designated as fair value hedges. As such, the swaps are carried at fair value. Changes in the fair value of these swaps and that of the related debt are recorded in “Interest expense” in the accompanying consolidated statement of income, the net of which is zero. The fair value of these contracts was an asset of $6 million and a liability $7 million as of December 31, 2007 and 2006, respectively.

The Company uses derivative instruments to manage its exposure to fluctuating natural gas prices through the use of natural gas swap contracts. These instruments mature over the next 37 months. To the extent that these instruments are effective in hedging PPG’s exposure to price changes, changes in the fair values of the hedge contracts are deferred in accumulated other comprehensive (loss) income and reclassified to cost of sales as the natural gas is purchased. The amount of ineffectiveness, which is reported in “Cost of sales, exclusive of depreciation and amortization” in the accompanying consolidated statement of income for the years ended December 31, 2007, 2006, and 2005, was $0.4 million of income, $0.2 million of income and $0.2 million of expense, respectively. The fair value of these contracts was a liability of $8 million and $25 million as of December 31, 2007 and 2006, respectively. As of December 31, 2007 an after-tax loss of $7 million was deferred in accumulated other comprehensive (loss) income, which related to natural gas hedge contracts that mature within the next twelve months.

In November 2002, PPG entered into a one-year renewable equity forward arrangement with a bank in order to partially mitigate the impact of changes in the fair value of PPG stock that is to be contributed to the asbestos settlement trust as discussed in Note 15, “Commitments and Contingent Liabilities”. This instrument, which has been renewed, is recorded at fair value as an asset or liability and changes in the fair value of this instrument are reflected in “Asbestos settlement – net” in the accompanying consolidated statement of income. As of December 31, 2007 and 2006, PPG had recorded a current asset of $18 million and $14 million, respectively, and recognized income of $4 million for the year ended December 31, 2007, income of $4 million for the year ended December 31, 2006 and expense of $9 million for the year ended December 31, 2005.

In accordance with the terms of this instrument the bank had purchased 504,900 shares of PPG stock on the open market at a cost of $24 million through December 31, 2002, and during the first quarter of 2003 the bank purchased an additional 400,000 shares at a cost of $19 million, for a total principal amount of $43 million. PPG will pay to the bank interest based on the principal amount and the bank will pay to PPG an amount equal to the dividends paid on these shares during the period this instrument is outstanding. The difference between the principal amount, and any amounts related to unpaid interest or dividends, and the current market price for these shares will represent the fair value of the instrument as well as the amount that PPG would pay or receive if the bank chose to net settle the instrument. Alternatively, the bank may, at its option, require PPG to purchase the shares covered by the arrangement at the market price on the date of settlement.

No derivative instrument initially designated as a hedge instrument was undesignated or discontinued as a hedging instrument during 2007 or 2006.

50	2007 PPG ANNUAL REPORT AND FORM 10-K

Notes to the Consolidated Financial Statements

For the year ended December 31, 2007, other comprehensive (loss) income included a net gain due to derivatives of $7 million, net of tax. This income was comprised of realized losses of $20 million and unrealized losses of $13 million. The realized losses related to the settlement during the period of natural gas contracts, foreign currency contracts and interest rate swaps that were owned by one of the Company’s investees accounted for under the equity method of accounting. The unrealized losses related to the change in fair value of the natural gas contracts, foreign currency contracts and on interest rate swaps that are owned by one of the Company’s investees accounted for under the equity method of accounting.

For the year ended December 31, 2006, other comprehensive (loss) income included a net loss due to derivatives of $13 million, net of tax. This loss was comprised of realized losses of $22 million and unrealized losses of $35 million. The realized losses related to the settlement of natural gas swap contracts and to interest rate swaps owned by one of the Company’s investees accounted for under the equity method of accounting. These losses were offset in part by realized gains related to the settlement of foreign currency contracts. The unrealized losses related primarily to the change in fair value of the natural gas swap contracts. These unrealized losses were partially offset by unrealized gains on the Company’s foreign currency contracts and on interest rate swaps owned by one of the Company’s investees accounted for under the equity method of accounting.

The fair values of outstanding derivative instruments, excluding interest rate swaps, were determined using quoted market prices. The fair value of interest rate swaps was determined using discounted cash flows and current interest rates.

12. Earnings Per Common Share

The earnings per common share calculations for the three years ended December 31, 2007, are as follows:

(Millions, except per share amounts)	2007	2006	2005
Earnings per common share
Income from continuing operations	$815	$653	$558

Income from discontinued operations	$19	$58	$38

Net Income	$834	$711	$596

Weighted average common shares outstanding	164.5	165.7	169.6

Earnings per common share:
Income from continuing operations	$4.95	$3.94	$3.29

Income from discontinued operations	$0.12	$0.35	$0.22

Net Income	$5.07	$4.29	$3.51

Earnings per common share - assuming dilution
Income from continuing operations	$815	$653	$558

Income from discontinued operations	$19	$58	$38

Net Income	$834	$711	$596

Weighted average common shares outstanding	164.5	165.7	169.6

Effect of dilutive securities:
Stock options	0.9	0.6	0.6

Other stock compensation plans	0.5	0.2	0.7

Potentially dilutive common shares	1.4	0.8	1.3

Adjusted weighted average common shares outstanding	165.9	166.5	170.9

Earnings per common share - assuming dilution:
Income from continuing operations	$4.91	$3.92	$3.27

Income from discontinued operations	$0.12	$0.35	$0.22

Net Income	$5.03	$4.27	$3.49

There were 1.1 million, 4.0 million and 3.9 million outstanding stock options excluded in 2007, 2006 and 2005, respectively, from the computation of diluted earnings per common share due to their anti-dilutive effect.

13. Income Taxes

The following table presents a reconciliation of the statutory U.S. corporate federal income tax rate to our effective income tax rate:

(Percent of Pretax Income)	2007	2006	2005
U.S. federal income tax rate	35.00%	35.00%	35.00%
Changes in rate due to:
State and local taxes – U.S.	1.18	0.47	0.94

Taxes on non-U.S. earnings	(5.20)	(3.10)	(3.63)

ESOP dividends	(0.81)	(1.14)	(1.27)

U.S. Federal Audit Settlement	—	(2.23)	—

Other	(1.61)	(3.95)	(2.06)

Effective income tax rate	28.56%	25.05%	28.98%

2007 PPG ANNUAL REPORT AND FORM 10-K	51

Notes to the Consolidated Financial Statements

The 2007 effective income tax rate includes the tax benefit of $15 million for the reversal of a valuation allowance previously recorded against the benefit of a tax net operating loss carryforward of a non-U.S. subsidiary and the tax benefit associated with an enacted reduction in the Canadian federal corporate income tax rate. The impact of these items is presented as “Taxes on non-U.S. earnings” in the above rate reconciliation and accounted for most of the increase in the benefit that taxes on non-U.S. earnings had on the 2007 effective income tax rate.

The 2006 effective income tax rate included the tax benefit related to the settlement with the IRS of our tax returns for the years 2001-2003. The 2005 effective income tax rate included the one-time U.S. tax cost that was incurred in 2005 related to dividends that were repatriated under the provisions of the American Jobs Creation Act of 2004 (“AJCA 2004”). The impact of this item is presented as “Other” in the above rate reconciliation.

Income before income taxes of our non-U.S. operations for 2007, 2006 and 2005 was $508 million, $343 million and $320 million, respectively.

The following table gives details of income tax expense reported in the accompanying consolidated statement of income.

(Millions)	2007	2006	2005
Current income taxes
U.S. federal	$261	$190	$221

Non-U.S.	160	113	117

State and local – U.S.	32	30	32
Total current	453	333	370
Deferred income taxes
U.S. federal	(66)	(82)	(85)

Non-U.S.	(25)	—	(21)

State and local – U.S.	(7)	(10)	(9)
Total deferred	(98)	(92)	(115)
Total	$355	$241	$255

Income tax payments in 2007, 2006 and 2005 totaled $475 million, $360 million and $377 million, respectively.

Net deferred income tax assets and liabilities as of December 31, 2007 and 2006, were as follows:

(Millions)	2007	2006
Deferred income tax assets related to
Employee benefits	$644	$799

Contingent and accrued liabilities	507	490

Operating loss and other carryforwards	109	101

Inventories	25	21

Property	3	5

Other	66	54

Valuation allowance	(64)	(65)

Total	1,290	1,405

Deferred income tax liabilities related to
Property	381	382

Intangibles	257	242

Employee benefits	42	40

Other	26	23

Total	706	687

Deferred income tax assets – net	$584	$718

As of December 31, 2007, subsidiaries of the Company had available net operating loss carryforwards of approximately $329 million for income tax purposes, of which approximately $277 million has an indefinite expiration. The remaining $52 million expires between the years 2008 and 2021. A valuation allowance has been established for carry-forwards where the ability to utilize them is not likely.

No deferred U.S. income taxes have been provided on certain undistributed earnings of non-U.S. subsidiaries, which amounted to $2,661 million as of December 31, 2007 and $2,116 million as of December 31, 2006. These earnings are considered to be reinvested for an indefinite period of time or will be repatriated when it is tax effective to do so. It is not practicable to determine the deferred tax liability on these undistributed earnings. In October 2004, the AJCA 2004 was signed into law. Among its many provisions, the AJCA 2004 provided a limited opportunity through 2005 to repatriate the undistributed earnings of non-U.S. subsidiaries at a U.S. tax cost that could be lower than the normal tax cost on such distributions. During 2005, we repatriated $114 million of dividends under the provisions of AJCA 2004 resulting in income tax expense of $9 million. In the absence of AJCA 2004, the Company estimates the tax cost to repatriate these dividends would have been $23 million higher in 2005.

The Company files federal, state and local income tax returns in numerous domestic and foreign jurisdictions. In most tax jurisdictions, returns are subject to examination by the relevant tax authorities for a number of years after the returns have been filed. The Company is

52	2007 PPG ANNUAL REPORT AND FORM 10-K

Notes to the Consolidated Financial Statements

no longer subject to examinations by tax authorities in any major tax jurisdiction for years before 2001. Additionally, the Internal Revenue Service (“IRS”) has completed its examination of the Company’s U.S. federal income tax returns filed for years through 2003. The IRS has commenced an examination of the Company’s 2004 and 2005 federal income tax returns, which we currently believe will be completed in 2008. The Company does not expect a material impact on results of operations to result from the resolution of this examination.

The activity in the accrued liability for unrecognized tax benefits for the year ended December 31, 2007 was as follows:

(Millions)
Balance at January 1, 2007	$77

Additions based on tax positions related to the current year	21

Additions for tax positions of prior years	19

Reductions for tax positions of prior years	(5)

Reductions for expiration of the applicable statute of limitations	(5)

Settlements	(1)

Currency	4

Balance at December 31, 2007	$110

As of December 31, 2007, the amount of unrecognized tax benefits was $110 million, of which $88 million would impact the effective tax rate, if recognized. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2007, the Company had $9 million accrued for estimated interest and penalties on unrecognized tax benefits. During the year ended December 31, 2007, the Company recognized $3 million of expense for estimated interest and penalties.

While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, quantification of an estimated range cannot be made at this time. The Company does not expect this change to have a significant impact on the results of operations or financial position of the Company, however, actual settlements may differ from amounts accrued.

14. Pensions and Other Postretirement Benefits

Defined Benefit Plans

We have defined benefit pension plans that cover certain employees worldwide. PPG also sponsors welfare benefit plans that provide postretirement medical and life insurance benefits for certain U.S. and Canadian employees and their dependents. These programs require retiree contributions based on retiree-selected coverage levels for certain retirees and their dependents and provide for sharing of future benefit cost increases between PPG and participants based on management discretion. The Company has the right to modify or terminate certain of these benefit plans in the future. Salaried and certain hourly employees hired on or after October 1, 2004, are not eligible for postretirement medical benefits. Salaried employees hired, rehired or transferred to salaried status on or after January 1, 2006, and certain hourly employees hired in 2006 or thereafter are eligible to participate in a defined contribution retirement plan. These employees are not eligible for defined benefit pension plan benefits.

The Medicare Act of 2003 introduced a prescription drug benefit under Medicare (“Medicare Part D”) that provides several options for Medicare eligible participants and employers, including a federal subsidy payable to companies that elect to provide a retiree prescription drug benefit which is at least actuarially equivalent to Medicare Part D. During the third quarter of 2004, PPG concluded its evaluation of the provisions of the Medicare Act and decided to maintain its retiree prescription drug program and to take the subsidy available under the Medicare Act. The impact of the Medicare Act was accounted for in accordance with FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” effective January 1, 2004. In addition, the plan was amended September 1, 2004, to provide that PPG management will determine the extent to which future increases in the cost of its retiree medical and prescription drug programs will be shared by certain retirees. The federal subsidy related to providing a retiree prescription drug benefit is not subject to U.S. federal income tax and was recorded as a reduction in our annual net periodic benefit cost of other postretirement benefits.

In August 2007, the Company’s U.S. other postretirement benefit plan was amended to consolidate the number of retiree health care options available for certain retirees and their dependents. The plan amendment is effective January 1, 2008. The amended plan also offers a fully-insured Medicare Part D prescription drug plan for certain retirees and their dependents. As such, beginning in 2008 PPG will no longer be eligible to receive the subsidy provided under the Medicare Act of 2003 for these retirees and their dependents. The impact of the plan amendment was to reduce the accumulated plan benefit obligation by $57 million.

The following table sets forth the changes in projected benefit obligations (“PBO”) (as calculated as of December 31), plan assets, the funded status and the

2007 PPG ANNUAL REPORT AND FORM 10-K	53

Notes to the Consolidated Financial Statements

amounts recognized in our consolidated balance sheet for our defined benefit pension and other postretirement benefit plans:

	Pensions		Other Postretirement Benefits
(Millions)	2007	2006	2007	2006
Projected benefit obligation, Jan. 1	$3,790	$3,635	$1,107	$1,119
Service cost	69	74	24	27
Interest cost	214	197	64	62
Plan amendments	2	3	(57)	(10)
Actuarial (gains) losses	(207)	9	16	(7)
Benefits paid	(203)	(202)	(84)	(84)
Foreign currency translation adjustments	83	75	14	—
Curtailment and special termination benefits	(7)	—	(12)	—
Other	3	(1)	—	—
Projected benefit obligation, Dec. 31	$3,744	$3,790	$1,072	$1,107

Market value of plan assets, Jan. 1	$3,161	$2,812
Actual return on plan assets	211	363
Company contributions	149	124
Participant contributions	3	3
Benefits paid	(190)	(187)
Plan expenses and other-net	(2)	(6)
Foreign currency translation adjustments	71	52
Market value of plan assets, Dec. 31	$3,403	$3,161

Funded Status	$(341)	$(629)	$(1,072)	$(1,107)
Amounts recognized in the Consolidated Balance Sheet:
Other assets (long-term)	64	6	—	—
Accounts payable and accrued liabilities	(14)	(13)	(75)	(79)
Accrued pensions	(391)	(622)	—	—
Other postretirement benefits	—	—	(997)	(1,028)
Net liability recognized	$(341)	$(629)	$(1,072)	$(1,107)

The PBO is the actuarial present value of benefits attributable to employee service rendered to date, including the effects of estimated future pay increases. The accumulated benefit obligation (“ABO”) is the actuarial present value of benefits attributable to employee service rendered to date, but does not include the effects of estimated future pay increases. The ABO for all defined benefit pension plans as of December 31, 2007 and 2006 was $3,509 million and $3,511 million, respectively.

The aggregate projected benefit obligation and fair value of plan assets (in millions) for the pension plans with projected benefit obligations in excess of plan assets were $3,080 and $2,675, respectively, as of December 31, 2007, and $3,642 and $3,008, respectively, as of December 31, 2006. The aggregate accumulated benefit obligation and fair value of plan assets (in millions) for the pension plans with accumulated benefit obligations in excess of plan assets were $961 and $647, respectively, as of December 31, 2007, and $3,181 and $2,814, respectively, as of December 31, 2006.

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive loss (pretax) include the following:

(Millions)	Pensions		Other Postretirement Benefits
	2007	2006	2007	2006
Accumulated net actuarial losses	$1,102	$1,313	$431	$460
Accumulated prior service cost (credit)	21	37	(96)	(51)
Total	$1,123	$1,350	$335	$409

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

The increase (decrease) in accumulated other comprehensive loss (pretax) in 2007 relating to defined benefit pension and other postretirement benefits consists of:

(Millions)	Pensions	Other Postretirement Benefits
Net actuarial (gain) loss arising during the year	$(148)	$16
New prior service cost (credit)	2	(57)
Amortization of actuarial loss	(77)	(33)
Amortization of prior service (cost) credit	(14)	12
Impact of curtailment	(20)	(16)
Foreign currency translation adjustments and other	30	4
Net change	$(227)	$(74)

The net actuarial gain arising during 2007 related to our pension plans was primarily due to an increase in the

54	2007 PPG ANNUAL REPORT AND FORM 10-K

Notes to the Consolidated Financial Statements

discount rate partially offset by lower than expected plan asset returns for our non-U.S. plans.

The estimated amounts of accumulated net actuarial loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive (loss) income into net periodic benefit cost in 2008 are $61 million and $11 million, respectively. The estimated amounts of accumulated net actuarial loss and prior service (credit) for the other postretirement benefit plans that will be amortized from accumulated other comprehensive (loss) income into net periodic benefit cost in 2008 are $25 million and $(19) million, respectively.

Net periodic benefit cost for the three years ended December 31, 2007, includes the following:

	Pensions			Other Postretirement Benefits
(Millions)	2007	2006	2005	2007	2006	2005
Service cost	$69	$74	$64	$24	$27	$24
Interest cost	214	197	189	64	62	63
Expected return on plan assets	(267)	(232)	(224)	—	—	—
Amortization of prior service cost (credit)	14	15	19	(12)	(15)	(15)
Amortization of actuarial losses	77	105	78	33	38	35
Curtailments and special termination benefits	12	—	—	5	—	—
Net periodic benefit cost	$119	$159	$126	$114	$112	$107

Net periodic benefit cost is included in “Cost of sales, exclusive of depreciation and amortization,” “Selling, general and administrative” and “Research and development” in the accompanying consolidated statement of income.

Assumptions

The following weighted average assumptions were used to determine the benefit obligation for our defined benefit pension and other postretirement plans as of December 31, 2007 and 2006:

	2007	2006
Discount rate	6.2%	5.7%
Rate of compensation increase	4.1%	4.0%

The following weighted average assumptions were used to determine the net periodic benefit cost for our defined benefit pension and other postretirement benefit plans for the three years ended December 31, 2007:

	2007	2006	2005
Discount rate	5.7%	5.5%	5.9%
Expected return on assets	8.3%	8.4%	8.4%
Rate of compensation increase	4.0%	4.1%	4.0%

These assumptions are reviewed on an annual basis. In determining the expected return on plan asset assumption, the Company evaluates the mix of investments that comprise plan assets and external forecasts of future long-term investment returns. The expected return on plan assets assumption to be used in determining 2008 net periodic pension expense will be 8.5% for the U.S. plans, which is the same rate used for 2007.

As of December 31, 2005, the Company began to use a newer and more relevant mortality table known as RP 2000, in order to calculate its U.S. defined benefit pension and other postretirement liabilities. Previously, the Company had used the GAM 83 mortality table to calculate these liabilities. This change in the mortality assumption increased net periodic benefit costs in 2006 by approximately $13 million and $4 million for our defined benefit pension and other postretirement benefit plans, respectively.

The weighted-average healthcare cost trend rate used was 8.0% for 2007 declining to 5.0% in the year 2011. For 2008, the weighted-average healthcare cost trend rate used will be 8.0% declining to 5.0% in the year 2014. These assumptions are reviewed on an annual basis. In selecting rates for current and long-term health care assumptions, the Company takes into consideration a number of factors including the Company’s actual health care cost increases, the design of the Company’s benefit programs, the demographics of the Company’s active and retiree populations and expectations of future medical cost inflation rates. If these 2008 trend rates were increased or decreased by one percentage point per year, such increase or decrease would have the following effects:

	One-Percentage Point
(Millions)	Increase	Decrease
Increase (decrease) in the aggregate of service and interest cost components	$10	$(8)
Increase (decrease) in the benefit obligation	$103	$(86)

Contributions

On August 17, 2006, the Pension Protection Act of 2006 (“PPA”) was signed into law, changing the funding requirements for our U.S. defined benefit pension plans beginning in 2008. Under current funding requirements, PPG did not have to make a mandatory contribution to our U.S. plans in 2007, and, while we are currently awaiting final guidance on the PPA, we do not expect to have a mandatory contribution to these plans in 2008 or 2009.

In both 2007 and 2006, we made voluntary contributions to our U.S. defined benefit pension plans of $100 million. We also made in 2007 and 2006 contributions to our non-U.S. defined benefit pension plans of $49 million and $24 million, respectively, some

2007 PPG ANNUAL REPORT AND FORM 10-K	55

Notes to the Consolidated Financial Statements

of which were required by local funding requirements. We expect to make mandatory contributions to our non-U.S. plans in 2008 of approximately $62 million and we may make voluntary contributions to our U.S. plans in 2008.

Benefit Payments

The estimated pension benefits to be paid under our defined benefit pension plans during the next five years are (in millions) $214 in 2008, $215 in 2009, $216 in 2010, $222 in 2011 and $227 in 2012 and are expected to aggregate $1,238 million for the five years thereafter. The estimated other postretirement benefits to be paid during the next five years are (in millions) $78 in 2008, $80 in 2009, $81 in 2010, $82 in 2011 and $82 in 2012 and are expected to aggregate $421 million for the five years thereafter. The Company expects to receive $2 million of subsidy under the Medicare Act of 2003 during each of the next five years and an aggregate amount of $6 million for the five years thereafter. The 2007 subsidy under the Medicare Act of 2003 was $6 million, of which $5 million was received as of December 31, 2007.

Plan Assets

The following summarizes the target pension plan asset allocation as of December 31, 2007, and the actual pension plan asset allocations as of December 31, 2007 and 2006:

Asset Category	Target Asset Allocation as of Dec. 31, 2007	Percentage of Plan Assets
		2007	2006
Equity securities	50-75%	60%	70%
Debt securities	25-50%	36%	26%
Real estate	0-10%	4%	4%
Other	0-10%	0%	0%

The pension plan assets are invested to generate investment earnings over an extended time horizon to help fund the cost of benefits promised under the plans while controlling investment risk. In 2007, the shift in the allocation of pension plan assets toward debt securities was accompanied by an increase in the active management of the portfolio in order to maintain the level of expected return on plan assets.

Other Plans

The Company incurred costs for multi-employer pension plans of $1 million in each of the years 2007, 2006 and 2005. The Company’s termination liability with respect to these plans is estimated to be $6 million as of December 31, 2007. Multi-employer healthcare costs totaled $1 million in each of the years 2007, 2006 and 2005.

The Company recognized expense for defined contribution pension plans in 2007, 2006 and 2005 of $17 million, $11 million and $10 million, respectively. As of December 31, 2007 and 2006, the Company’s liability related to defined contribution pension plans was $6 million and $7 million, respectively.

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

The cost of the deferred compensation plan, comprised of dividend equivalents accrued on the phantom PPG stock account, investment income and the change in market value of the liability, was expense in 2007, 2006 and 2005 of $12 million, $9 million and $7 million, respectively. These amounts are included in “Selling, general and administrative” in the accompanying consolidated statement of income. The change in market value of the investment portfolio in 2007, 2006 and 2005 was income of $9 million, $8 million and $6 million, respectively, of which $2 million, $4 million and $1 million was realized gains, respectively, and is also included in “Selling, general and administrative.”

The Company’s obligations under this plan, which are included in “Accounts payable and accrued liabilities” and “Other liabilities” in the accompanying consolidated balance sheet, totaled $119 million and $113 million as of December 31, 2007 and 2006, respectively, and the investments in marketable securities, which are included in “Investments” and “Other current assets” in the accompanying consolidated balance sheet, were $84 million and $77 million as of December 31, 2007 and 2006, respectively.

15. Commitments and Contingent Liabilities

PPG is involved in a number of lawsuits and claims, both actual and potential, including some that it has asserted against others, in which substantial monetary damages are sought. These lawsuits and claims, the most significant of

56	2007 PPG ANNUAL REPORT AND FORM 10-K

Notes to the Consolidated Financial Statements

which are described below, relate to contract, patent, environmental, product liability, antitrust and other matters arising out of the conduct of PPG’s current and past business activities. To the extent that these lawsuits and claims involve personal injury and property damage, PPG believes it has adequate insurance; however, certain of PPG’s insurers are contesting coverage with respect to some of these claims, and other insurers, as they had prior to the asbestos settlement described below, may contest coverage with respect to some of the asbestos claims if the settlement is not implemented. PPG’s lawsuits and claims against others include claims against insurers and other third parties with respect to actual and contingent losses related to environmental, asbestos and other matters.

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

Legacy Antitrust Matters

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

Twenty-nine glass antitrust cases were filed in federal courts, all of which were consolidated as a class action in the U.S. District Court for the Western District of Pennsylvania located in Pittsburgh, Pa. By 2003, all of the other defendants in the glass class action antitrust case settled with the plaintiffs and were dismissed from the case. On May 29, 2003, the Court granted PPG’s motion for summary judgment dismissing the claims against PPG in the glass class action antitrust case. The plaintiffs in that case appealed that order to the U.S. Third Circuit Court of Appeals. On September 30, 2004, the U.S. Third Circuit Court of Appeals affirmed in part and reversed in part the dismissal of PPG and remanded the case for further proceedings. PPG petitioned the U.S. Supreme Court for permission to appeal the decision of the U.S. Third Circuit Court of Appeals, however, the U.S. Supreme Court rejected PPG’s petition for review.

On October 19, 2005, PPG entered into a settlement agreement to settle the federal glass class action antitrust case in order to avoid the ongoing expense of this protracted case, as well as the risks and uncertainties associated with complex litigation involving jury trials. Pursuant to the settlement agreement, PPG agreed to pay $60 million and to bear up to $500,000 in settlement administration costs. PPG recorded a charge for $61 million which is included in “Other charges” in the accompanying consolidated statement of income for the year ended December 31, 2005. These amounts were held in escrow until the U.S. District Court entered an order on February 7, 2006, approving the settlement. This order is no longer appealable. As a result of the settlement, PPG also paid $900,000 pursuant to a pre-existing contractual obligation to a plaintiff that did not participate in the federal glass class action antitrust case. Separately, on November 8, 2006, PPG entered into a class-wide settlement agreement to resolve all claims of indirect purchasers of flat glass in California. PPG agreed to make a payment of $2.5 million, inclusive of attorneys’ fees and costs. On January 30, 2007, the Court granted preliminary approval of the settlement. The Court has also approved the form of notice to the settlement class. A hearing on final approval of the settlement was cancelled and has not been rescheduled. Independent state court cases remain pending in Tennessee involving claims that are not included in the settlement of the federal and California glass class action antitrust cases. Notwithstanding that PPG has agreed to settle the federal and California glass class action antitrust cases, and is considering settlement of the Tennessee cases, PPG continues to believe that there was no wrongdoing on the part of the Company and also believes that PPG has meritorious defenses to the independent state court cases.

Approximately 60 cases alleging antitrust violations in the automotive refinish industry were filed in various state and federal jurisdictions. The approximately 55 federal cases were consolidated as a class action in the U.S. District Court for the Eastern District of Pennsylvania located in Philadelphia, Pa. Certain of the defendants in the federal automotive refinish case settled prior to PPG. Neither PPG’s investigation conducted through its counsel of the allegations in these cases nor the discovery conducted in the case has identified a basis for the plaintiffs’ allegations that PPG participated in a price-fixing conspiracy in the U.S. automotive refinish industry. PPG’s management continues to believe that there was no wrongdoing on the part of the Company and that it has meritorious defenses in the federal automotive refinish case. Nonetheless, it remained uncertain whether the federal court ultimately would dismiss PPG, or whether the case would go to trial. On September 14, 2006, PPG agreed to settle the federal class action for $23 million to avoid the ongoing expense of this protracted case, as well as the risks and uncertainties associated with complex litigation involving jury trials. PPG recorded a

2007 PPG ANNUAL REPORT AND FORM 10-K	57

Notes to the Consolidated Financial Statements

charge for $23 million. This amount was included in “Other charges” in the accompanying consolidated statement of income for the year ended December 31, 2006. This amount was held in escrow and, on December 28, 2007, the federal court approved the class action settlement agreement. In January 2008, the $23 million was released from escrow.

Class action lawsuits that mimic the federal class action have been filed in five states (California, Maine, Massachusetts, Tennessee and Vermont) pursuant to state statutes on behalf of indirect purchasers of automotive refinish products. A similar suit brought in a federal court in New York City was dismissed on May 8, 2007. In the fourth quarter of 2007, the case in Tennessee was dismissed. PPG believes that there was no wrongdoing on its part, and believes it has meritorious defenses to the independent state court cases. Notwithstanding the foregoing, to avoid the ongoing expense of protracted litigation, as well as the risks and uncertainties associated with complex litigation, PPG has agreed to settle the cases in California, Maine and Massachusetts and is considering potential settlement of the case in Vermont.

Other Legacy Matter

Beginning in April 1994, the Company was a defendant in a suit filed by Marvin Windows and Doors (“Marvin”) alleging numerous claims, including breach of warranty. All of the plaintiff’s claims, other than breach of warranty, were dismissed. However, on February 14, 2002, a federal jury awarded Marvin $136 million on the remaining claim. Subsequently, the court added $20 million for interest bringing the total judgment to $156 million. PPG appealed that judgment and the appeals court heard the parties’ arguments on June 9, 2003. On March 23, 2005, the appeals court ruled against PPG. Subsequent to the ruling by the court, PPG and Marvin agreed to settle this matter for $150 million and PPG recorded a charge for that amount in the first quarter of 2005, which is included in “Other charges” in the accompanying consolidated statement of income for the year ended December 31, 2005. PPG paid the settlement on April 28, 2005. PPG subsequently received $51 million in insurance recoveries related to this settlement; of which $33 million is included in “Other charges” for the year ended December 31, 2006, and the remainder was received in the third quarter of 2005.

New Antitrust Matters

Early in 2008, five purported antitrust class actions naming PPG and other flat glass producers were filed in three different federal courts. The complaints allege that the defendants conspired to fix, raise, maintain and stabilize the price and the terms and conditions of sale of flat glass in the United States in violation of federal antitrust laws. These cases and additional similar cases that may follow will most likely be consolidated into one Federal Court class action. Many allegations in the complaints are similar to those raised in recently concluded proceedings in Europe in which fines were levied against other flat glass producers arising out of alleged antitrust violations. PPG was not involved in any of the proceedings in Europe. PPG divested its European flat glass business in 1998. PPG is aware of no wrongdoing or conduct on its part that violated any antitrust laws and it intends to vigorously defend its position.

Asbestos Matters

For over 30 years, PPG has been a defendant in lawsuits involving claims alleging personal injury from exposure to asbestos. As of December 31, 2007, PPG was one of many defendants in numerous asbestos-related lawsuits involving approximately 114,000 open claims served on PPG. Most of PPG’s potential exposure relates to allegations by plaintiffs that PPG should be liable for injuries involving asbestos-containing thermal insulation products manufactured and distributed by Pittsburgh Corning Corporation (“PC”). PPG and Corning Incorporated are each 50% shareholders of PC. PPG has denied responsibility for, and has defended, all claims for any injuries caused by PC products.

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

58	2007 PPG ANNUAL REPORT AND FORM 10-K

Notes to the Consolidated Financial Statements

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

The Bankruptcy Court heard oral arguments on the contested items on November 17-18, 2004. At the conclusion of the hearing, the Bankruptcy Court agreed to consider certain post-hearing written submissions. In a further development, on February 2, 2005, the Bankruptcy Court established a briefing schedule to address whether certain aspects of a decision of the U.S. Third Circuit Court of Appeals in an unrelated case have any applicability to the PC plan of reorganization. Oral arguments on the briefs were held on March 16, 2005. During an omnibus hearing on February 28, 2006, the Bankruptcy Judge stated that she was prepared to rule on the PC plan of reorganization in the near future, provided certain amendments were made to the plan. Those amendments were filed, as directed, on March 17, 2006. After further conferences and supplemental briefings, the Court held final oral arguments on July 21, 2006 during an omnibus hearing.

On December 21, 2006, the Bankruptcy Court issued a ruling denying confirmation of the second amended PC plan of reorganization. Several parties in interest, including PPG, filed motions for reconsideration and/or to alter or amend the December 21, 2006 ruling. Final written submissions were filed on January 26, 2007. Oral argument on the motions was held on March 5, 2007. Upon reconsideration, the Bankruptcy Court may adhere to its December 21, 2006 decision, may alter that decision and confirm the plan or may amend the decision in a manner that may provide further guidance on how the plan could be modified and become confirmable in the Bankruptcy Court’s view. During a January 10, 2008 hearing before the Bankruptcy Court, certain parties in interest, including PPG, reported progress toward a third amended plan of reorganization. It was reported that those parties in interest anticipate that a third amended plan of reorganization, if finally approved by the parties, would address issues raised in the Court’s December 21, 2006 ruling. During a hearing on February 15, 2008, the parties reported continued progress toward a third amended plan, and the Bankruptcy Court ordered that a further update be provided at an omnibus hearing later in the first quarter of 2008.

However, if the Bankruptcy Court reconsiders its decision and determines that the second amended plan is confirmable, or if the Bankruptcy Court’s ruling is reversed on appeal and the case remanded, the Bankruptcy Court may enter a confirmation order. That order may be appealed to or otherwise reviewed by the U.S. District Court for the Western District of Pennsylvania, located in Pittsburgh, Pa. Assuming that the District Court approves a confirmation order following any such appeal, interested parties could further appeal the District Court’s order to the U.S. Third Circuit Court of Appeals and subsequently seek review of any decision of the Third Circuit Court of Appeals by the U. S. Supreme Court. The PPG Settlement Arrangement will not become effective until 30 days after the PC plan of reorganization is finally approved by an appropriate court order that is no longer subject to appellate review (the “Effective Date”).

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

2007 PPG ANNUAL REPORT AND FORM 10-K	59

Notes to the Consolidated Financial Statements

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

Beginning in late 2006, the Bankruptcy Court lifted the stay with respect to certain premises claims against PPG. As a result, PPG and its primary insurers have settled approximately 450 premises claims and are evaluating the voluminous factual, medical, and other relevant information pertaining to an additional 550 claims that are being considered for potential settlement. PPG’s insurers agreed to provide insurance coverage for a major portion of the payments made in connection with the settled claims. PPG accrued the portion of the settlement amounts not covered by insurance. Other asbestos-related claims remain subject to the stay, as outlined above, although certain claimants have requested the Court to lift the stay with respect to these claims.

PPG has no obligation to pay any amounts under the PPG Settlement Arrangement entered into in 2002 until the Effective Date. PPG and certain of its insurers (along with PC) would then make payments to the Trust, which would provide the sole source of payment for all present and future asbestos bodily injury claims against PPG, its subsidiaries or PC alleged to be caused by the manufacture, distribution or sale of asbestos products by these companies. PPG would convey the following assets to the Trust. First, PPG would convey the stock it owns in PC and Pittsburgh Corning Europe. Second, PPG would transfer 1,388,889 shares of PPG’s common stock. Third, PPG would make aggregate cash payments to the Trust of approximately $998 million, payable according to a fixed payment schedule over 21 years, beginning on June 30, 2003, or, if later, the Effective Date. PPG would have the right, in its sole discretion, to prepay these cash payments to the Trust at any time at a discount rate of 5.5% per annum as of the prepayment date. Under the payment schedule, the amount due June 30, 2003 was $75 million. In addition to the conveyance of these assets, PPG would pay $30 million in legal fees and expenses on behalf of the Trust to recover proceeds from certain historical insurance assets, including policies issued by certain insurance carriers that are not participating in the settlement, the rights to which would be assigned to the Trust by PPG.

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

In the second quarter of 2002, an initial charge of $772 million was recorded for the estimated cost of the PPG Settlement Arrangement which included the net present value as of December 31, 2002, using a discount rate of 5.5% of the aggregate cash payments of approximately $998 million to be made by PPG to the Trust. That amount also included the carrying value of PPG’s stock in Pittsburgh Corning Europe, the fair value as of June 30, 2002 of 1,388,889 shares of PPG common stock and $30 million in legal fees of the Trust to be paid by PPG, which together with the first payment originally scheduled to be made to the Trust on June 30, 2003, were reflected in the current liability for PPG’s asbestos settlement in the consolidated balance sheet as of June 30, 2002. The net present value at that date of the remaining payments of $566 million was recorded in the noncurrent liability for asbestos settlement. The following table summarizes the impact on our financial statements for the three years ended December 31, 2007 resulting from the PPG Settlement Arrangement including the change in fair value of the stock to be transferred to the asbestos settlement trust and the equity forward instrument (see Note 11, “Derivative Financial Instruments and Hedge

60	2007 PPG ANNUAL REPORT AND FORM 10-K

Notes to the Consolidated Financial Statements

Activities”) and the increase in the net present value of the future payments to be made to the Trust.

	Consolidated Balance Sheet
	Asbestos Settlement Liability		Equity Forward (Asset)	Pretax Charge
(Millions)	Current	Long-term

Balance as of January 1, 2005	$404	$440	$(19)	$32

Change in fair value:
PPG stock	(14)	—	—	(14)

Equity forward instrument	—	—	9	9

Accretion of asbestos liability	—	27	—	27

Reclassification	82	(82)	—	—

Balance as of and Activity for the year ended December 31, 2005	$472	$385	$(10)	$22

Change in fair value:
PPG stock	9	—	—	9

Equity forward instrument	—	—	(4)	(4)

Accretion of asbestos liability	—	23	—	23

Reclassification	76	(76)	—	—

Balance as of and Activity for the year ended December 31, 2006	$557	$332	$(14)	$28

Change in fair value:
PPG stock	8	—	—	8

Equity forward instrument	—	—	(4)	(4)

Accretion of asbestos liability	—	20	—	20

Reclassification	28	(28)	—	—

Balance as of and Activity for the year ended December 31, 2007	$593	$324	$(18)	$24

The fair value of the equity forward instrument is included as an other current asset as of December 31, 2007 and 2006 in the accompanying consolidated balance sheet. Payments under the fixed payment schedule require annual payments that are due each June. The current portion of the asbestos settlement liability included in the accompanying consolidated balance sheet as of December 31, 2007, consists of all such payments required through June 2008, the fair value of PPG’s common stock and legal fees and expenses. The amount due June 30, 2009, of $38 million and the net present value of the remaining payments is included in the long-term asbestos settlement liability in the accompanying consolidated balance sheet. For 2008, accretion expense associated with the asbestos liability will be approximately $5 million per quarter.

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

Environmental Matters

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

As of December 31, 2007 and 2006, PPG had reserves for environmental contingencies totaling $276 million and $282 million, respectively, of which $57 million and $65 million, respectively, were classified as current liabilities. Pretax charges against income for environmental remediation costs in 2007, 2006 and 2005 totaled $12 million, $207 million and $27 million, respectively, and are included in “Other charges” in the accompanying consolidated statement of income. Cash outlays related to such environmental remediation aggregated $19 million, $22 million and $14 million in 2007, 2006 and 2005, respectively.

Charges for estimated environmental remediation costs in 2006 were significantly higher than our historical range.

2007 PPG ANNUAL REPORT AND FORM 10-K	61

Notes to the Consolidated Financial Statements

Our continuing efforts to analyze and assess the environmental issues associated with a former chromium manufacturing plant site located in Jersey City, NJ and at the Calcasieu River Estuary located near our Lake Charles, LA chlor-alkali plant resulted in a pre-tax charge of $173 million in the third quarter of 2006 for the estimated costs of remediating these sites. Excluding 2006, pretax charges against income have ranged between $10 million and $49 million per year for the past 15 years. We anticipate that charges against income in 2008 for environmental remediation costs will be within this historical range.

We expect cash outlays for environmental remediation costs to be approximately $45 million in 2008 and to range from $35 million to $60 million annually through 2012. It is possible that technological, regulatory and enforcement developments, the results of environmental studies and other factors could alter our expectations with respect to charges against income and future cash outlays. Specifically, the level of expected cash outlays is highly dependent upon activity related to the former chromium manufacturing plant site in New Jersey, as PPG awaits approval of workplans that have been submitted to the applicable regulatory agencies.

In New Jersey, PPG continues to perform its obligations under an Administrative Consent Order (“ACO”) with the New Jersey Department of Environmental Protection (“NJDEP”). Since 1990, PPG has remediated 47 of 61 residential and nonresidential sites under the ACO. The most significant of the 14 remaining sites is the former chromium manufacturing location in Jersey City. The principal contaminant of concern is hexavalent chromium. Based on current estimates, at least 500,000 tons of soil may be potentially impacted for all remaining sites. As of December 31, 2007 and 2006 PPG had reserves of $195 million and $198 million, respectively, for environmental contingencies associated with all New Jersey sites. The Company submitted a feasibility study work plan to the NJDEP in October 2006 that includes review of the available remediation technology alternatives for the former chromium manufacturing location. Under the feasibility study work plan, remedial alternatives which will be assessed include, but are not limited to, soil excavation and offsite disposal in a licensed disposal facility, in situ chemical stabilization of soil and groundwater, and in situ solidification of soils. A feasibility study is expected to be completed in 2009. In addition, PPG is planning to conduct Interim Remedial Measures (“IRMs”) at the site during 2008. Implementation of these IRMs will assist in the evaluation of remedial technologies required in the feasibility study. PPG has submitted a Remedial Action Work Plan for one other of the remaining sites under the ACO. This proposal has been submitted to the NJDEP for approval. In addition, investigation activities are ongoing for an additional six sites covered by the ACO adjacent to the former manufacturing site with completion expected in 2008. Investigation activities have not yet begun for the remaining six sites covered by the ACO, but we believe the results of the study at the former chromium manufacturing location will also provide us with relevant information concerning remediation alternatives at these sites.

As a result of the extensive analysis undertaken in connection with the preparation and submission of the feasibility study work plan for the former chromium manufacturing location described above, the Company recorded a pretax charge of $165 million in the third quarter of 2006. The charge included estimated costs for remediation at the 14 remaining ACO sites, including the former manufacturing site, and for the resolution of litigation filed by NJDEP in May 2005 as discussed below. The principal estimated cost elements of the third quarter 2006 charge and of the remaining reserve at December 31, 2007 were based on competitively derived or readily available remediation industry cost data for representative remedial options e.g., excavation and in situ stabilization/ solidification. The major cost components are (i) in place soil treatment and transportation and disposal of excavated soil and (ii) construction services (related to soil excavation, groundwater management and site security), which account for approximately 50% and 30% of the reserve, respectively, as of December 31, 2007. The reserve also includes estimated costs for remedial investigation, interim remedial measures, engineering and project management. The most significant assumptions underlying the reserve are those related to the extent and concentration of chromium impacts in the soil, as these will determine the quantity of soil that must be treated in place, the quantity that will have to be excavated and transported for offsite disposal, and the nature of disposal required. The charges are exclusive of any third party indemnification, as management believes the likelihood of receiving any such amounts to be remote.

Multiple future events, including completion of feasibility studies, remedy selection, remedy design and remedy implementation involving governmental agency action or approvals will be required, and considerable uncertainty exists regarding the timing of these future events for the remaining 14 sites covered by the ACO. Final resolution of these events is expected to occur over an extended period of time. However, based on current information, it is expected that feasibility study approval and remedy selection could occur during 2009 for the former chromium plant and six adjacent sites, while remedy design and approval could occur during 2009 to 2010, and remedy implementation could occur during 2010 to 2014, with some period of long-term monitoring for remedy effectiveness to follow related to these seven sites. One other site is expected to be remediated during 2008 to 2009. Activities at the six other sites have not yet

62	2007 PPG ANNUAL REPORT AND FORM 10-K

Notes to the Consolidated Financial Statements

begun and the timing of future events related to these sites cannot be predicted at this time. As these events occur and to the extent that the cost estimates of the environmental remediation remedies change, the existing reserve for this environmental remediation will be adjusted. Based on current information, we expect cash outlays related to remediation efforts in New Jersey to range from $15 million to $20 million in 2008 and $30 million to $45 million annually from 2009 through 2012.

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

In Lake Charles, the U.S. Environmental Protection Agency (“USEPA”) has completed investigation of contamination levels in the Calcasieu River estuary and issued a Final Remedial Investigation Report in September 2003, which incorporates the Human Health and Ecological Risk Assessments, indicating that elevated levels of risk exist in the estuary. PPG and other potentially responsible parties are performing a feasibility study under the authority of the Louisiana Department of Environmental Quality (“LDEQ”). PPG’s exposure with respect to the Calcasieu Estuary is focused on the lower few miles of Bayou d’Inde, a small tributary to the Calcasieu Estuary near PPG’s Lake Charles facility, and about 150 to 200 acres of adjacent marshes. The Company and three other potentially responsible parties submitted a draft remediation feasibility study report to the LDEQ in October 2006. The proposed remedial alternatives include sediment dredging, sediment capping, and biomonitoring of fish and shellfish. Principal contaminants of concern which may require remediation include various metals, dioxins and furans, and polychlorinated biphenyls. In response to agency comments on the draft study, the companies are undertaking additional investigation and will update the study. As a result of the analysis undertaken in connection with the preparation and submission of the draft feasibility study, PPG recorded a pretax charge of $8 million in the third quarter of 2006 for its estimated share of the remediation costs at this site.

Multiple future events, such as feasibility studies, remedy selection, remedy design and remedy implementation involving agency action or approvals will be required and considerable uncertainty exists regarding the timing of these future events. Final resolution of these events is expected to occur over an extended period of time. However, based on currently available information it is expected that feasibility study approval and remedy selection could occur in 2008, remedy design and approval could occur during 2008 or 2009, and remedy implementation could occur during 2009 to 2012 with some period of long-term monitoring for remedy effectiveness to follow.

In addition to the amounts currently reserved for environmental remediation, the Company may be subject to loss contingencies related to environmental matters estimated to be as much as $200 million to $300 million, which range is unchanged since December 31, 2006. Such unreserved losses are reasonably possible but are not currently considered to be probable of occurrence. This range of reasonably possible unreserved loss relates to environmental matters at a number of sites; however, about 40% of this range relates to additional costs at the former chromium manufacturing plant site and related sites in Jersey City, NJ, and about 30% relates to three operating PPG plant sites in our chemicals businesses. The loss contingencies related to these sites include significant unresolved issues such as the nature and extent of contamination at these sites and the methods that may have to be employed to remediate them.

The status of the remediation activity at the sites in New Jersey and at the Calcasieu River estuary in Louisiana and the factors that could result in the need for additional environmental remediation reserves at those sites are described above. Initial remedial actions are occurring at the three operating plant sites in our chemicals businesses. These three operating plant sites include our Barberton, OH, Lake Charles, LA and Natrium, WV locations. At Barberton, we have completed a Facility Investigation and Corrective Measure Study (“CMS”) under USEPA’s Resource Conservation and Recycling Act (“RCRA”) Corrective Action Program. Currently, we are implementing the remediation alternatives recommended in the CMS using a performance-based approach with USEPA Region V oversight. Similarly, we have completed a Facility Investigation and CMS for our Lake Charles facility under the oversight of the LDEQ. The LDEQ has accepted our proposed remedial alternatives which are expected to be incorporated into the facility’s RCRA operating permit during 2008. Planning for or implementation of these proposed alternatives is in progress. At our Natrium facility, a Facility Investigation has been completed, initial interim remedial measures have been implemented to mitigate soil impacts but additional investigation is required to more fully define the nature and extent of groundwater contamination and to identify appropriate, additional remedial actions.

With respect to certain waste sites, the financial condition of any other potentially responsible parties also

2007 PPG ANNUAL REPORT AND FORM 10-K	63

Notes to the Consolidated Financial Statements

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

Other Matters

In June 2003, our partners in a fiber glass joint venture in Venezuela filed for bankruptcy. These proceedings have been in progress since 2003 and remain unresolved, which has created uncertainty concerning the future of the joint venture. After an extensive evaluation of a variety of options concerning the path forward, we have concluded that we will not be able to recover the carrying amount of our investment in and receivables from this joint venture and have written those assets off in the first quarter of 2007 by taking a pre-tax charge against earnings of $10 million which is included in “Other charges” in the accompanying consolidated statement of income.

16. Shareholders’ Equity

A class of 10 million shares of preferred stock, without par value, is authorized but unissued. Common stock has a par value of $1.66 2/3 per share; 600 million shares are authorized.

The following table summarizes the shares outstanding for the three years ended December 31, 2007:

	Common Stock	Treasury Stock	ESOP Shares	Shares Outstanding
Balance, January 1, 2005	290,573,068	(118,438,561)	(132,712)	172,001,795
Purchases	—	(9,401,300)	—	(9,401,300)
Issuances/releases	—	2,669,955	6,840	2,676,795
Balance, December 31, 2005	290,573,068	(125,169,906)	(125,872)	165,277,290
Purchases	—	(2,343,215)	—	(2,343,215)
Issuances/releases	—	1,139,214	8,464	1,147,678
Balance, December 31, 2006	290,573,068	(126,373,907)	(117,408)	164,081,753
Purchases	—	(3,682,791)	—	(3,682,791)
Issuances/releases	—	3,284,298	117,408	3,401,706
Balance, December 31, 2007	290,573,068	(126,772,400)	—	163,800,668

ESOP shares represent the unreleased new shares held by the ESOP that are not considered outstanding under SOP 93-6 (see Note 1, “Summary of Significant Accounting Policies” and Note 18, “Employee Stock Ownership Plan”). The number of ESOP shares changes as a result of the purchases of new shares and releases of shares to participant accounts by the ESOP.

PPG has a Shareholders’ Rights Plan, under which each share of the Company’s outstanding common stock has an associated preferred share purchase right. The rights are exercisable only under certain circumstances and allow holders of such rights to purchase common stock of PPG or an acquiring company at a discounted price, which would generally be 50% of the respective stocks’ then current fair market value. The Shareholders’ Rights Plan expires April 30, 2008.

Per share cash dividends paid were $2.04 in 2007, $1.91 in 2006 and $1.86 in 2005.

17. Accumulated Other Comprehensive Loss

(Millions)	Unrealized Currency Translation Adjustment	Pension and Other Postreti- rement Benefit Adjustments	Unrealized Gain (Loss) on Marketable Securities	Unrealized Gain (Loss) on Derivatives	Accum- ulated Other Compre- hensive (Loss) Income
Balance,
January 1, 2005	$168	$(595)	$(1)	$(7)	$(435)
Net change	(215)	(173)	1	3	(384)
Balance,
December 31, 2005	(47)	(768)	—	(4)	(819)
Net change	179	(289)	3	(13)	(120)
Balance,
December 31, 2006	132	(1,057)	3	(17)	(939)
Net Change	260	90	—	7	357
Balance, December 31, 2007	$392	$(967)	$3	$(10)	$(582)

Unrealized currency translation adjustments exclude income tax expense (benefit) given that the earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time. The tax (cost) benefit related to the adjustment for pension and other postretirement benefits for the years ended December 31, 2007, 2006 and 2005 was $(211) million, $243 million and $107 million, respectively. The cumulative tax benefit related to the adjustment for pension and other postretirement benefits at December 31, 2007 and 2006 was $491 million and $702 million, respectively. The tax (cost) related to the change in the unrealized gain (loss) on marketable securities for the years ended December 31, 2007, 2006 and 2005 was $(0.3) million, $(2) million and $(0.4) million, respectively. The tax (cost) benefit related to the change in the unrealized gain (loss) on derivatives for the years ended December 31, 2007, 2006 and 2005 was $(5) million, $9 million and $(2) million, respectively.

18. Employee Stock Ownership Plan

Our ESOP covers substantially all U.S. employees. The Company makes matching contributions to the ESOP

64	2007 PPG ANNUAL REPORT AND FORM 10-K

Notes to the Consolidated Financial Statements

based upon participants’ savings, subject to certain limitations. For most participants not covered by a collective bargaining agreement, Company-matching contributions for the two-year period ended December 31, 2006, were computed by multiplying each participant’s monthly contribution or portion thereof, as defined by the ESOP’s plan document, by a percentage based on the Company’s return on capital of the prior year. Effective January 1, 2007, the ESOP’s plan document was amended to state that the Company match rate established each year will be at the discretion of the Company with the match being 100% in 2007, applied to a maximum of 6% of eligible participant compensation. For those participants whose employment is covered by a collective bargaining agreement, the level of Company-matching contributions, if any, is determined by the collective bargaining agreement.

Compensation expense related to the ESOP for 2007, 2006 and 2005 totaled $16 million, $15 million and $17 million, respectively. Cash contributions to the ESOP for 2007, 2006 and 2005 totaled $14 million, $16 million and $19 million, respectively. Interest expense totaled $1 million for 2007, $2 million for 2006 and $3 million for 2005, respectively. The tax deductible dividends on PPG shares held by the ESOP were $29 million, $33 million and $34 million for 2007, 2006 and 2005, respectively.

Shares held by the ESOP as of December 31, 2007 and 2006, are as follows:

	2007		2006
	Old Shares	New Shares	Old Shares	New Shares
Allocated shares	13,400,334	3,974,446	12,823,689	3,857,038

Unreleased shares	—	—	576,645	117,408

Total	13,400,334	3,974,446	13,400,334	3,974,446

The fair value of unreleased new ESOP shares was $8 million as of December 31, 2006.

19. Other Earnings

(Millions)	2007	2006	2005
Interest income	$20	$14	$13

Royalty income	48	43	35

Share of net earnings of equity affiliates (See Note 6)	30	33	13

Other	57	41	46

Total	$155	$131	$107

20. Stock-Based Compensation

The Company’s stock-based compensation includes stock options, restricted stock units (“RSUs”) and annual grants of contingent shares that are earned based on achieving targeted levels of total shareholder return. On April 20, 2006, the PPG Industries, Inc. Omnibus Incentive Plan (“PPG Omnibus Plan”) was approved by shareholders of the Company. The PPG Omnibus Plan consolidated into one plan several of the Company’s previously existing compensatory plans providing for equity-based and cash incentive awards to certain of the Company’s employees and directors. Effective April 20, 2006, all grants of stock options, RSUs and contingent shares are made under the PPG Omnibus Plan. The provisions of the PPG Omnibus Plan do not modify the terms of awards that were granted under the Company’s previously existing compensatory plans. Shares available for future grants under the PPG Omnibus Plan were 8.7 million as of December 31, 2007.

Total stock-based compensation cost was $46 million, $34 million and $75 million in 2007, 2006 and 2005, respectively. Stock-based compensation cost for 2005 includes $50 million for amounts paid under the Company’s incentive compensation and management award plans, which allowed for payment partially in PPG common stock in 2005. These plans no longer allow for payment in PPG common stock, and therefore are not included in the amount of total stock-based compensation cost in 2007 and 2006. The total income tax benefit recognized in the income statement related to the stock-based compensation was $17 million, $12 million and $29 million in 2007, 2006 and 2005, respectively.

Stock Options

PPG has outstanding stock option awards that have been granted under three stock option plans: the PPG Industries, Inc. Stock Plan (“PPG Stock Plan”), the PPG Industries, Inc. Challenge 2000 Stock Plan (“PPG Challenge 2000 Stock Plan”) and the PPG Omnibus Plan. Under the PPG Omnibus Plan and the PPG Stock Plan, certain employees of the Company have been granted options to purchase shares of common stock at prices equal to the fair market value of the shares on the date the options were granted. The options are generally exercisable beginning from six to 48 months after being granted and have a maximum term of 10 years. Upon exercise of a stock option, shares of Company stock are issued from treasury stock. The PPG Stock Plan includes a restored option provision for options originally granted prior to January 1, 2003 that allows an optionee to exercise options and satisfy the option price by certifying ownership of mature shares of PPG common stock with equivalent market value.

On July 1, 1998, under the PPG Challenge 2000 Stock Plan, the Company granted to substantially all active employees of the Company and its majority owned subsidiaries the option to purchase 100 shares of common stock at its then fair market value of $70 per share. The options became exercisable on July 1, 2003 and expire on June 30, 2008.

The fair value of stock options issued to employees is measured on the date of grant and is recognized as expense

2007 PPG ANNUAL REPORT AND FORM 10-K	65

Notes to the Consolidated Financial Statements

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

	2007	2006	2005
Risk free interest rate	4.5%	4.7%	3.8%
Expected life of option in years	5.5	5.3	4.3
Expected dividend yield	3.1%	3.1%	3.1%
Expected volatility	22.6%	24.1%	26.3%

The weighted average fair value of options granted was $14.08 per share, $12.91 per share, and $12.57 per share for the years ended December 31, 2007, 2006, and 2005, respectively.

A summary of stock options outstanding and exercisable and activity for the year ended December 31, 2007 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Intrinsic Value (in millions)
Outstanding, Jan. 1, 2007	10,961,249	$60.57	4.4	$62
Granted	1,261,261	$70.69
Exercised	(3,687,153)	$61.58
Forfeited/Expired	(235,774)	$69.90
Outstanding, Dec. 31, 2007	8,299,583	$61.40	4.6	$76

Vested or expected to vest, Dec. 31, 2007	8,265,815	$61.59	4.5	$74

Exercisable, Dec. 31, 2007	5,950,939	$59.09	3.3	$68

At December 31, 2007, there was $10 million of total unrecognized compensation cost related to outstanding stock options that have not yet vested. This cost is expected to be recognized as expense over a weighted average period of 1.4 years.

The following table presents stock option activity for the years ended December 31, 2007, 2006 and 2005:

(Millions)	2007	2006	2005
Total intrinsic value of stock options exercised	$47	$16	$42
Cash received from stock option exercises	194	55	138
Income tax benefit from the exercise of stock options	17	6	16
Total fair value of stock options vested	29	4	11

Restricted Stock Units

Long-term incentive value is delivered to selected key management employees by granting RSUs, which have either time or performance-based vesting features. The fair value of an RSU is equal to the market value of a share of stock on the date of grant. Time-based RSUs vest over the three-year period following the date of grant, unless forfeited, and will be paid out in the form of stock, cash or a combination of both at the Company’s discretion at the end of the three-year vesting period. Performance-based RSUs vest based on achieving specific annual performance targets for earnings per share growth and cash flow return on capital over the three-year period following the date of grant. Unless forfeited, the performance-based RSUs will be paid out in the form of stock, cash or a combination of both at the Company’s discretion at the end of the three-year vesting period if PPG meets the performance targets. The actual award for performance-based vesting may range from 0% to 150% of the original grant, as 50% of the grant vests in each year that targets are met during the three-year period. If the designated performance targets are not met in any of the three years in an award period, no payout will be made on the performance-based RSUs. The performance-based RSUs granted in 2005 will vest at the 150% level. For the purposes of expense recognition we have assumed that performance-based RSUs granted in 2006 and 2007 will vest at the 100% level. The performance targets for 2005, 2006, and 2007 were achieved.

The following table summarizes RSU activity for the year ended December 31, 2007:

	Number of Shares	Weighted Average Fair Value	Intrinsic Value (in millions)
Outstanding, Jan. 1, 2007	475,388	$59.95	$31
Granted	259,135	$63.09
Additional Shares Vested	87,880	$66.33
Forfeited	(13,990)	$63.11
Outstanding, Dec. 31, 2007	808,413	$61.60	$57

Vested or expected to vest, Dec. 31, 2007	789,706	$61.64	$55

There was $11 million of total unrecognized compensation cost related to nonvested RSUs outstanding as of December 31, 2007. This cost is expected to be recognized as expense over a weighted average period of 1.5 years.

66	2007 PPG ANNUAL REPORT AND FORM 10-K

Notes to the Consolidated Financial Statements

Contingent Share Grants

The Company also provides grants of contingent shares to selected key executives that may be earned based on PPG total shareholder return over the three-year period following the date of grant. Contingent share grants (“TSR”) are made annually and are paid out at the end of each three-year period based on the Company’s performance. For awards granted in 2006 and 2007, performance is measured by determining the percentile rank of the total shareholder return of PPG Common Stock (stock price plus accumulated dividends) in relation to the total shareholder return of the S&P 500 and, the S&P 500 Materials sector. (For awards prior to 2006, performance was measured against only the S&P 500 Materials sector.) The payment of awards following the three-year award period will be based on performance achieved in accordance with the scale set forth in the plan agreement and may range from 0% to 220% of the initial grant. A payout of 100% is earned if the target performance is achieved. Contingent share awards earn dividend equivalents during the three-year award period, which are credited to participants in the form of common stock equivalents. Any payments made at the end of the award period may be in the form of stock, cash or a combination of both. The TSR awards qualify as liability awards, and compensation expense is recognized over the three-year award period based on the fair value of the awards (giving consideration to the Company’s percentile rank of total shareholder return) remeasured in each reporting period until settlement of the awards.

As of December 31, 2007, there was $4 million of total unrecognized compensation cost related to outstanding TSR awards based on the current estimate of fair value. This cost is expected to be recognized as expense over a weighted average period of 1.7 years.

21. Advertising Costs

Advertising costs are expensed in the year incurred and totaled $156 million, $121 million and $103 million in 2007, 2006 and 2005, respectively.

22. Research and Development

(Millions)	2007	2006	2005
Research and development – total	$354	$321	$310

Less depreciation on research facilities	15	16	16

Research and development – net	$339	$305	$294

23. Quarterly Financial Information (unaudited)

	2007 Quarter Ended				Total
Millions (except per share amounts)	March 31	June 30	Sept. 30	Dec. 31
Net sales(1)	$2,632	$2,877	$2,823	$2,874	$11,206

Cost of Sales(1)(2)	1,677	1,802	1,762	1,846	7,087

Income from continuing operations(1)	176	231	215	193	815

Income from discontinued operations	18	18	(24)	7	19

Net income	$194	$249	$191	$200	$834

Earnings Per Common Share:
Income from continuing operations	$1.07	$1.40	$1.30	$1.18	$4.95

Income from discontinued operations	0.11	0.11	(0.14)	0.04	0.12
Net income	$1.18	$1.51	$1.16	$1.22	$5.07

Earnings Per Common Share – Assuming Dilution:
Income from continuing operations	$1.06	$1.39	$1.29	$1.17	$4.91

Income from discontinued operations	0.11	0.11	(0.14)	0.04	0.12
Net income	$1.17	$1.50	$1.15	$1.21	$5.03

	2006 Quarter Ended
Millions (except per share amounts)	March 31	June 30	Sept. 30	Dec. 31	Total
Net sales(1)	$2,351	$2,506	$2,504	$2,500	$9,861

Cost of Sales(1)(2)	1,470	1,512	1,575	1,596	6,153

Income from continuing operations(1)	172	261	70	150	653

Income from discontinued operations	12	19	20	7	58

Net income	$184	$280	$90	$157	$711

Earnings Per Common Share:
Income from continuing operations	$1.04	$1.57	$0.42	$0.91	$3.94

Income from discontinued operations	0.07	0.12	0.12	0.04	0.35
Net income	$1.11	$1.69	$0.54	$0.95	$4.29

Earnings Per Common Share – Assuming Dilution:
Income from continuing operations	$1.04	$1.56	$0.42	$0.90	$3.92

Income from discontinued operations	0.07	0.12	0.12	0.04	0.35
Net income	$1.11	$1.68	$0.54	$0.94	$4.27

(1)	Amounts exclude the operating results related to the Company’s automotive glass businesses and fine chemicals businesses, which were reclassified to discontinued operations beginning in the third quarter of 2007. See Note 3, “Discontinued Operations and Assets Held for Sale.”
(2)	Exclusive of depreciation and amortization.

24. Reportable Business Segment Information

Segment Organization and Products

PPG is a multinational manufacturer with 11 operating segments that are organized based on our major products lines. These operating segments are also our reporting units for purposes of testing goodwill for impairment (see Note 1, “Summary of Significant Accounting Policies”). The operating segments have been aggregated based on economic similarities, the nature of their products, production processes, end-use markets and methods of distribution into five reportable business segments.

2007 PPG ANNUAL REPORT AND FORM 10-K	67

Notes to the Consolidated Financial Statements

The Performance Coatings reportable segment is comprised of the refinish, aerospace and architectural coatings operating segments. This reportable segment primarily supplies a variety of protective and decorative coatings, sealants and finishes along with paint strippers, transparent armor, transparencies, stains and related chemicals that are used by customers in addition to our coatings, sealants and finishes.

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

The Glass reportable segment is comprised of the performance glazings and fiber glass operating segments. This reportable segment primarily supplies flat glass and continuous-strand fiber glass products.

Production facilities and markets for Performance Coatings, Industrial Coatings, Optical and Specialty Materials, Commodity Chemicals and Glass are predominantly in North America and Europe. Our reportable segments continue to pursue opportunities to further develop markets in Asia, Eastern Europe and Latin America. Each of the reportable segments in which PPG is engaged is highly competitive. However, the diversification of product lines and worldwide markets served tends to minimize the impact on PPG’s total sales and earnings from changes in demand in a particular market or in a particular geographic area.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The Company allocates resources to operating segments and evaluates the performance of operating segments based upon segment income, which is earnings before interest expense – net, income taxes and minority interest and which may exclude certain charges which are considered to be unusual or non-recurring. Legacy costs include current costs related to former operations of the Company, including certain environmental remediation, pension and other postretirement benefit costs, and certain charges for legal and other matters which are considered to be unusual or non-recurring. These legacy costs are excluded from the segment income that is used to evaluate the performance of the operating segments. A substantial portion of corporate administrative expenses is allocated to the operating segments. The portion not allocated to the operating segments primarily represents the cost of corporate legal cases, net of related insurance recoveries, a business process redesign project in Europe and certain insurance and employee benefit programs and is included in the amount presented as Corporate unallocated loss. Net periodic pension expense is allocated to the operating segments.

For Optical and Specialty Materials, Commodity Chemicals and Glass, intersegment sales and transfers are recorded at selling prices that approximate market prices. Product movement between Performance Coatings and Industrial Coatings is very limited, is accounted for as an inventory transfer and is recorded at cost plus a mark-up, the impact of which is not significant to the segment income of the two coatings reportable segments.

68	2007 PPG ANNUAL REPORT AND FORM 10-K

Notes to the Consolidated Financial Statements

(Millions) Reportable Business Segments	Performance Coatings	Industrial Coatings	Optical and Specialty Materials	Commodity Chemicals(1)	Glass	Corporate / Eliminations(2)	Consolidated Totals
2007
Net sales to external customers	$3,811	$3,646	$1,029	$1,539	$1,181	$—	$11,206
Intersegment net sales	—	—	4	8	1	(13)	—
Total net sales	$3,811	$3,646	$1,033	$1,547	$1,182	$(13)	$11,206
Segment income (loss)	$563	$370	$235	$243	$90	$—	$1,501
Corporate unallocated							(67)
Legacy costs(3)							(39)
Acquisition related costs							(9)
Asbestos settlement – net (see Note 15)							(24)
Interest – Net							(73)
Unallocated stock based compensation (See Note 20)(4)							(46)
Income before income taxes and minority interest							$1,243
Depreciation and amortization (see Note 1)	$108	$87	$38	$46	$73	$28	$380
Share of net earnings (loss) of equity affiliates	1	2	—	2	25	—	30
Segment assets(5)	3,848	2,508	630	650	1,033	3,960	12,629
Investment in equity affiliates	3	15	—	4	144	15	181
Expenditures for property	119	89	46	61	39	21	375

2006
Net sales to external customers	$3,088	$3,236	$904	$1,483	$1,150	$—	$9,861
Intersegment net sales	3	—	4	8	1	(16)	—
Total net sales	$3,091	$3,236	$908	$1,491	$1,151	$(16)	$9,861
Segment income (loss)	$514	$349	$217	$285	$99	$—	$1,464
Corporate unallocated							(103)
Restructuring (see Note 8)							(35)
Legacy costs(3)							(233)
Asbestos settlement – net (see Note 15)							(28)
Interest – Net							(69)
Unallocated stock based compensation (See Note 20)(4)							(34)
Income before income taxes and minority interest							$962
Depreciation and amortization (see Note 1)	$84	$87	$35	$43	$71	$21	$341
Share of net earnings of equity affiliates	—	9	—	—	24	—	33
Segment assets(5)	3,297	2,216	548	609	1,073	2,324	10,067
Investment in equity affiliates	—	16	—	5	146	15	182
Expenditures for property	128	116	59	63	49	29	444

2005
Net sales to external customers	$2,668	$2,921	$791	$1,531	$1,117	$—	$9,028
Intersegment net sales	3	—	3	6	2	(14)	—
Total net sales	$2,671	$2,921	$794	$1,537	$1,119	$(14)	$9,028
Segment income (loss)	$464	$284	$199	$313	$60	$—	$1,320
Corporate unallocated							(69)
Legacy costs(3)							(256)
Asbestos settlement – net (see Note 15)							(22)
Interest – Net							(68)
Unallocated stock based compensation (See Note 20)(4)							(25)
Income before income taxes and minority interest							$880
Depreciation and amortization (see Note 1)	$76	$82	$28	$44	$72	$23	$325
Share of net earnings (loss) of equity affiliates	—	9	—	(8)	12	—	13
Segment assets(5)	2,649	1,906	403	580	971	2,172	8,681
Investment in equity affiliates	1	38	—	6	108	15	168
Expenditures for property	51	52	29	32	70	19	253

(continued on next page)

2007 PPG ANNUAL REPORT AND FORM 10-K	69

Notes to the Consolidated Financial Statements

(continued)

(Millions)
Geographic Information	2007	2006	2005

Net sales(6)
The Americas

United States	$6,236	$5,956	$5,648

Other Americas	1,013	801	757

Europe	2,728	2,275	2,023

Asia	1,229	829	600

Total	$11,206	$9,861	$9,028

Segment income
The Americas

United States(7)	$966	$1,036	$965

Other Americas	71	59	35

Europe	276	224	205

Asia	188	145	115

Total	$1,501	$1,464	$1,320

Property—net
The Americas

United States	$1,340	$1,325	$1,299

Other Americas	181	153	160

Europe	575	556	487

Asia	330	273	151

Total	$2,426	$2,307	$2,097

(1)	Commodity Chemicals segment income includes pretax earnings of $10 million from an insurance recovery in 2006 and pretax charges of $29 million due to direct costs of hurricanes in 2005.
(2)	Corporate intersegment net sales represent intersegment net sales eliminations. Corporate unallocated income (loss) represents unallocated corporate income and expenses. Corporate loss for 2007 decreased as compared to 2006 largely due to lower employee benefit costs in 2007, including pension costs. Corporate loss for 2006 increased as compared to 2005 in part due to higher compensation, medical, pension and legal costs and a reduction in the amount of insurance recoveries.
(3)	Legacy costs include current costs related to former operations of the Company, including certain environmental remediation, pension and other postretirement benefit costs and certain charges which are considered to be unusual or non-recurring. In 2006, these costs include environmental remediation costs at sites related to our former chromium manufacturing facility and related sites in Jersey City, NJ of $185 million, a charge for the settlement of the federal refinish antitrust case of $23 million, and insurance recoveries related to the Marvin litigation settlement of $33 million. In 2005, these costs included charges of $132 million for the Marvin litigation settlement, net of insurance recoveries, and $61 million for the settlement of the federal glass class action antitrust case.
(4)	Unallocated stock based compensation includes the cost of stock options, restricted stock units and contingent share grants which are not allocated to the operating segments.
(5)	Segment assets are the total assets used in the operation of each segment. Corporate assets are principally cash and cash equivalents, cash held in escrow, deferred tax assets and assets held for sale.
(6)	Net sales to external customers are attributed to geographic regions based upon the location of the operating unit shipping the product.
(7)	Includes pretax earnings of $11 million for insurance recoveries in 2006 and pretax charges of $34 million due to direct costs of hurricanes.

70	2007 PPG ANNUAL REPORT AND FORM 10-K

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9a. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

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

See Management Report on page 33 for management’s annual report on internal control over financial reporting. See Report of Independent Registered Public Accounting Firm on page 32 for Deloitte & Touche LLP’s attestation report on the Company’s internal control over financial reporting.

Item 9b. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 and not otherwise set forth below is contained under the caption “Proposal 1: To Elect Three Directors” in our definitive Proxy Statement for our 2008 Annual Meeting of Shareholders (the “Proxy Statement”) which we anticipate filing with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the Company’s fiscal year, and is incorporated herein by reference.

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

Information regarding the Company’s Audit Committee is included in the Proxy Statement under the caption “Corporate Governance – Audit Committee” and is incorporated herein by reference.

Information regarding the Company’s codes of ethics is included in the Proxy Statement under the caption “Corporate Governance – Codes of Ethics” and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by Item 11 is contained in the Proxy Statement under the captions “Compensation Discussion and Analysis,” “Compensation of Executive Officers,” “Corporate Governance – Compensation Committee Interlocks and Insider Participation,” and “Corporate Governance – Officers-Directors Compensation Committee Report to Shareholders” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is contained in the Proxy Statement under the caption “Other Information – Beneficial Ownership Table” and in Part II, Item 5 of this report under the caption “Equity Plan Compensation Information” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is contained in the Proxy Statement under the captions “Corporate Governance – Director Independence,” “Corporate Governance – Review and Approval or Ratification of Transactions with Related Persons” and “Corporate Governance – Certain Relationships and Related Transactions” and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 is contained in the Proxy Statement under the caption “Proposal 2: To Endorse Deloitte & Touche LLP as our Independent Registered Public Accounting Firm for 2008” and is incorporated herein by reference.

2007 PPG ANNUAL REPORT AND FORM 10-K	71

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Consolidated Financial Statements and Reports of Independent Registered Public Accounting Firm (see Part II, Item 8 of this Form 10-K).

The following information is filed as part of this Form 10-K:

(b)	Consolidated Financial Statement Schedule for years ended December 31, 2007, 2006 and 2005.

The following should be read in conjunction with the previously referenced financial statements:

Schedule II – Valuation and Qualifying Accounts

For the Years Ended December 31, 2007, 2006 and 2005

(Millions)	Balance at Beginning of Year	Charged to Costs and Expenses	Other Additions(1)	Deductions(2)	Balance at End of Year
Allowance for doubtful accounts:
2007	$45	$14	$2	$(14)	$47

2006	$36	$13	$7	$(11)	$45

2005	$34	$22	$—	$(20)	$36

(1)	Allowance for doubtful notes and accounts receivable relating to acquisitions.
(2)	Notes and accounts receivable written off as uncollectible, net of recoveries, and changes attributable to foreign currency translation.

All other schedules are omitted because they are not applicable.

(c)	Exhibits. The following exhibits are filed as a part of, or incorporated by reference into, this Form 10-K.
3	PPG Industries, Inc. Restated Articles of Incorporation, as amended, were filed as Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1995.
3.1	Statement with Respect to Shares, amending the Restated Articles of Incorporation effective April 21, 1998, was filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the period ended Dec. 31, 1998.
3.2	Amendment to Restated Articles of Incorporation of PPG Industries, Inc. as amended, effective April 27, 2007, was filed as Exhibit 3.1b to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2007.
3.3	PPG Industries, Inc. Bylaws, as amended and restated on April 19, 2007, were filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2007.
4	Rights Agreement, dated as of Feb. 19, 1998, was filed as Exhibit 4 to the Registrant’s Current Report on Form 8-K dated Feb. 19, 1998.
4.1	Indenture, dated as of Aug. 1, 1982, was filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated Jan. 16, 1998.
4.2	First Supplemental Indenture, dated as of April 1, 1986, was filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated Jan. 16, 1998.
4.3	Second Supplemental Indenture, dated as of Oct. 1, 1989, was filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated Jan. 16, 1998.
4.4	Third Supplemental Indenture, dated as of Nov. 1, 1995, was filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated Jan. 16, 1998.
4.5	Indenture, dated as of June 24, 2005, was filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 20, 2005.
*10	PPG Industries, Inc. Nonqualified Retirement Plan, as amended and restated December 13, 2006.
*10.1	PPG Industries, Inc. Supplemental Executive Retirement Plan II, as amended, was filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended Sept. 30, 1995.
†*10.2	Form of Change in Control Employment Agreement entered into with executives prior to January 1, 2008, as amended.
*10.3	PPG Industries, Inc. Directors’ Common Stock Plan, as amended Feb. 20, 2002, was filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003.
*10.4	PPG Industries, Inc. Deferred Compensation Plan for Directors, as amended Feb. 15, 2006 was filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.
*10.5	PPG Industries, Inc. Deferred Compensation Plan, as amended and restated December 13, 2006.
*10.6	PPG Industries, Inc. Executive Officers’ Long Term Incentive Plan was filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated Feb. 16, 2005.

72	2007 PPG ANNUAL REPORT AND FORM 10-K

*10.7	PPG Industries, Inc. Long Term Incentive Plan for Key Employees was filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated Feb. 16, 2005.
*10.8	Form of TSR Share Award Agreement was filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated Feb. 16, 2005.
*10.9	Form of Restricted Stock Unit Award Agreement was filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated Feb. 15, 2005.
*10.10	PPG Industries, Inc. Executive Officers’ Annual Incentive Compensation Plan, as amended effective Feb. 18, 2004, was filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the period ended Dec. 31, 2003.
*10.11	PPG Industries, Inc. Incentive Compensation and Deferred Income Plan for Key Employees, as amended Feb. 15, 2006, was filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2005.
*10.12	PPG Industries, Inc. Management Award and Deferred Income Plan was filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the period ended Dec. 31, 2002.
*10.13	PPG Industries, Inc. Stock Plan, dated as of April 17, 1997, as amended July 20, 2005, was filed as Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the period ended Sept. 30, 2005.
*10.14	Form of Non-Qualified Option Agreement was filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated Feb. 15, 2005.
*10.15	Form of Non-Qualified Option Agreement for Directors was filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated Feb. 15, 2005.
*10.16	Summary of Non-Employee Director Compensation and Benefits was filed as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2005.
*10.17	PPG Industries, Inc. Challenge 2000 Stock Plan was filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003.
*10.18	PPG Industries, Inc. Omnibus Incentive Plan was filed as Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.
†10.19	Amended and Restated Agreement for the Sale and Purchase of SigmaKalon (BC) HoldCo B.V. dated December 4, 2007.
†*10.20	Form of letter to certain executives regarding 2008 deferred compensation plan elections.
†10.21	€1 billion bridge loan dated as of December 7, 2007 and entered into among PPG Industries, Inc. and a subsidiary with multiple lenders and Credit Suisse as administrative agent for those lenders.
†10.22	$500 million bridge loan dated as of December 7, 2007 among PPG Industries, Inc. and a subsidiary with Credit Suisse as lender.
†10.23	€650 million credit facility dated December 3, 2007 and entered into among PPG Industries, Inc. and certain of its subsidiaries with multiple banks and financial institutions and Societe Generale, as facility agent for the lenders.
†*10.24	Form of Change in Control Employment Agreement to be entered into with executives on or after January 1, 2008.
†12	Computation of Ratio of Earnings to Fixed Charges for the Five Years Ended December 31, 2007.
†13.1	Market Information, Dividends and Holders of Common Stock.
†13.2	Selected Financial Data for the Five Years Ended December 31, 2007.
†21	Subsidiaries of the Registrant.
†23	Consent of Independent Registered Public Accounting Firm.
†24	Powers of Attorney.
†31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

† Filed herewith.

*	Management contracts, compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 601 of Regulation S-K.

2007 PPG ANNUAL REPORT AND FORM 10-K	73

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 21, 2008.

PPG INDUSTRIES, INC. (Registrant)

By	/s/ William H. Hernandez
W. H. Hernandez, Senior Vice President, Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on February 21, 2008.

Signature.	Capacity

/s/ Charles E. Bunch C. E. Bunch	Director, Chairman of the Board and Chief Executive Officer

/s/ William H. Hernandez W. H. Hernandez	Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

J.G. Berges	Director	) ) ) ) ) ) ) ) ) ) ) ) ) ) ) )
H. Grant	Director
V. F. Haynes	Director
M. J. Hooper	Director		/s/ William H. Hernandez By W. H. Hernandez, Attorney-in-Fact
R. Mehrabian	Director
M.H. Richenhagen	Director
R. Ripp	Director
T. J. Usher	Director

74	2007 PPG ANNUAL REPORT AND FORM 10-K

PPG Industries Inc. and Consolidated Subsidiaries

Index to Exhibits

Exhibits

3	PPG Industries, Inc. Restated Articles of Incorporation, as amended, were filed as Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1995.

3.1	Statement with Respect to Shares, amending the Restated Articles of Incorporation effective April 21, 1998, was filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the period ended Dec. 31, 1998.

3.2	Amendment to Restated Articles of Incorporation of PPG Industries, Inc. as amended, effective April 27, 2007, was filed as Exhibit 3.1b to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2007.

3.3	PPG Industries, Inc. Bylaws, as amended and restated on April 19, 2007, were filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2007.

4	Rights Agreement, dated as of Feb. 19, 1998, was filed as Exhibit 4 to the Registrant’s Current Report on Form 8-K dated Feb. 19, 1998.

4.1	Indenture, dated as of Aug. 1, 1982, was filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated Jan. 16, 1998.

4.2	First Supplemental Indenture, dated as of April 1, 1986, was filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated Jan. 16, 1998.

4.3	Second Supplemental Indenture, dated as of Oct. 1, 1989, was filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated Jan. 16, 1998.

4.4	Third Supplemental Indenture, dated as of Nov. 1, 1995, was filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated Jan. 16, 1998.

4.5	Indenture, dated as of June 24, 2005, was filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 20, 2005.

*10	PPG Industries, Inc. Nonqualified Retirement Plan, as amended and restated Dec. 13, 2006.

*10.1	PPG Industries, Inc. Supplemental Executive Retirement Plan II, as amended, was filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended Sept. 30, 1995.

†10.2	Form of Change in Control Employment Agreement entered into with executives prior to January, 1, 2008, as amended.

*10.3	PPG Industries, Inc. Directors’ Common Stock Plan, as amended Feb. 20, 2002, was filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003.

*10.4	PPG Industries, Inc. Deferred Compensation Plan for Directors, as amended Feb. 15, 2006, was filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.

*10.5	PPG Industries, Inc. Deferred Compensation Plan, as amended and restated Dec. 13, 2006.

*10.6	PPG Industries, Inc. Executive Officers’ Long Term Incentive Plan was filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated Feb. 16, 2005.

*10.7	PPG Industries, Inc. Long Term Incentive Plan for Key Employees was filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated Feb. 16, 2005.

*10.8	Form of TSR Share Award Agreement was filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated Feb. 16, 2005.

*10.9	Form of Restricted Stock Unit Award Agreement was filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated Feb. 15, 2005.

*10.10	PPG Industries, Inc. Executive Officers’ Annual Incentive Compensation Plan, as amended effective Feb. 18, 2004, was filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the period ended Dec. 31, 2003.

*10.11	PPG Industries, Inc. Incentive Compensation and Deferred Income Plan for Key Employees, as amended Feb. 15, 2006, was filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2005.

*10.12	PPG Industries, Inc. Management Award and Deferred Income Plan was filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the period ended Dec. 31, 2002.

*10.13	PPG Industries, Inc. Stock Plan, dated as of April 17, 1997, as amended July 20, 2005, was filed as Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the period ended Sept. 30, 2005.

*10.14	Form of Non-Qualified Option Agreement was filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated Feb. 15, 2005.

*10.15	Form of Non-Qualified Option Agreement for Directors was filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated Feb. 15, 2005.

*10.16	Summary of Non-Employee Director Compensation and Benefits, was filed as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2005.

*10.17	PPG Industries, Inc. Challenge 2000 Stock Plan was filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003.

*10.18	PPG Industries, Inc. Omnibus Incentive Plan was filed as Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.

†10.19	Amended and Restated Agreement for the Sale and Purchase of SigmaKalon (BC) HoldCo B.V. dated December 4, 2007.

†*10.20	Form of letter to certain executives regarding 2008 deferred compensation plan elections.

†10.21	€1 billion bridge loan dated as of December 7, 2007 and entered into among PPG Industries, Inc. and a subsidiary with multiple lenders and Credit Suisse as administrative agent for those lenders.

†10.22	$500 million bridge loan dated as of December 7, 2007 among PPG Industries, Inc. and a subsidiary with Credit Suisse as lender.

†10.23	€650 million credit facility dated December 3, 2007 and entered into among PPG Industries, Inc. and certain of its subsidiaries with multiple banks and financial institutions and Societe Generale, as facility agent for the lenders.

†*10.24	Form of Change in Control Employment Agreement to be entered into with executives on or after January 1, 2008.

†12	Computation of Ratio of Earnings to Fixed Charges for the Five Years Ended December 31, 2007.

†13.1	Market Information, Dividends and Holders of Common Stock.

†13.2	Selected Financial Data for the Five Years Ended December 31, 2007.

†21	Subsidiaries of the Registrant.

†23	Consent of Independent Registered Public Accounting Firm.

†24	Powers of Attorney.

†31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.

*	Management contracts, compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 601 of Regulation S-K.