Form 10-Q
period 2008-03-31
PPG INDUSTRIES INC
filed 2008-04-28
CIK 79879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2008	Commission File Number 1-1687

PPG INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	25-0730780
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One PPG Place, Pittsburgh, Pennsylvania	15272
(Address of principal executive offices)	(Zip Code)

(412) 434-3131

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated flier (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 31, 2008, 164,096,440 shares of the Registrant’s common stock, par value $1.66-2/3 per share, were outstanding.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Income (Unaudited)

(Millions, except per share amounts)

	Three Months Ended March 31,
	2008	2007
Net sales	$3,720	$2,632
Cost of sales, exclusive of depreciation and amortization (Note 4)	2,424	1,677
Selling, general and administrative	822	502
Depreciation	107	78
Research and development	111	81
Interest	66	22
Amortization (Note 7)	34	14
Asbestos settlement – net (Note 16)	—	9
In-process research and development (Note 4)	23	—
Other charges	4	23
Other earnings	(33)	(25)

Income before income taxes and minority interest	162	251
Income tax expense	49	57
Minority interest	26	18

Income from continuing operations, net of tax	87	176
Income from discontinued operations, net of tax (Note 5)	13	18

Net income	$100	$194

Earnings per common share (Note 9)
Income from continuing operations	$0.53	$1.07
Income from discontinued operations (Note 5)	$0.08	$0.11

Net income	$0.61	$1.18

Earnings per common share – assuming dilution (Note 9)
Income from continuing operations	$0.53	$1.06
Income from discontinued operations (Note 5)	$0.08	$0.11

Net income	$0.61	$1.17

Dividends per common share	$0.52	$0.50

The accompanying notes to the condensed consolidated financial statements are an integral part of this consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheet (Unaudited)

	March 31, 2008	Dec. 31, 2007
	(Millions)
Assets
Current assets:
Cash and cash equivalents	$298	$526
Cash held in escrow (Note 4)	12	1,706
Receivables (less allowance for doubtful accounts of $97 million and $47 million)	3,433	2,398
Inventories (Note 6)	1,977	1,368
Other	722	650
Assets held for sale (Note 5)	507	488

Total current assets	6,949	7,136
Property (less accumulated depreciation of $5,563 million and $5,407 million)	3,253	2,426
Investments	382	360
Goodwill (Note 7)	2,824	1,476
Identifiable intangible assets (Note 7)	1,749	612
Other assets	742	619

Total	$15,899	$12,629

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt and current portion of long-term debt (Note 8)	$805	$1,819
Asbestos settlement (Note 16)	579	593
Accounts payable and accrued liabilities	3,003	2,150
Liabilities of businesses held for sale (Note 5)	105	99

Total current liabilities	4,492	4,661
Long-term debt (Note 8)	3,639	1,201
Asbestos settlement (Note 16)	329	324
Deferred income taxes	616	164
Accrued pensions	517	396
Other postretirement benefits	1,006	997
Other liabilities	747	602

Total liabilities	11,346	8,345

Commitments and contingent liabilities (Note 16)
Minority interest	179	133

Shareholders’ equity:
Common stock	484	484
Additional paid-in capital	554	553
Retained earnings (Note 2)	7,976	7,963
Treasury stock	(4,262)	(4,267)
Accumulated other comprehensive loss	(378)	(582)

Total shareholders’ equity	4,374	4,151

Total	$15,899	$12,629

The accompanying notes to the condensed consolidated financial statements are an integral part of this consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows (Unaudited)

	Three Months Ended March 31
	2008	2007
	(Millions)
Cash from (used for) operating activities – continuing operations	$46	$(108)
Cash from operating activities – discontinued operations	3	8

Cash from (used for) operating activities	49	(100)

Investing activities:
Capital spending
Additions to property and long-term investments	(61)	(89)
Business acquisitions, net of cash balances acquired (2008 – $136; 2007 – $4) (Note 4)	(1,571)	(148)
Reductions of other property and investments	16	6
Deposits of cash into escrow	(3)	(25)
Release of cash held in escrow (Note 4)	1,700	—

Cash from (used for) investing activities – continuing operations	81	(256)
Cash used for investing activities – discontinued operations	(3)	(4)

Cash from (used for) investing activities	78	(260)

Financing activities:
Proceeds from bridge loan and revolving credit facility (Note 8)	1,338	—
Repayment of debt assumed in acquisitions (Notes 4 and 8)	(1,259)	—
Proceeds from Notes (net of discount and issuance costs) (Note 8)	1,538	—
Repayment of bridge loan and revolving credit facility (Note 8)	(1,595)	—
Net change in borrowings with maturities of three months or less	(372)	183
Proceeds from other short-term debt	61	31
Repayment of other short-term debt	(41)	(41)
Proceeds from termination of interest rate swaps (Note 14)	40	—
Other long-term debt activity	2	(10)
Repayment of loans by employee stock ownership plan	—	9
Purchase of treasury stock	(7)	(56)
Issuance of treasury stock	7	50
Dividends paid	(85)	(82)

Cash (used for) from financing activities – continuing operations	(373)	84
Cash used for financing activities – discontinued operations	—	—

Cash (used for) from financing activities	(373)	84

Effect of currency exchange rate changes on cash and cash equivalents	18	1

Net decrease in cash and cash equivalents	(228)	(275)
Cash and cash equivalents, beginning of period	526	443

Cash and cash equivalents, end of period	$298	$168

The accompanying notes to the condensed consolidated financial statements are an integral part of this consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Financial Statements

The condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position of PPG Industries, Inc. and subsidiaries (the “Company” or “PPG”) as of March 31, 2008, and the results of their operations and their cash flows for the three months ended March 31, 2008 and 2007. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in PPG’s Annual Report on Form 10-K for the year ended December 31, 2007.

In the third quarter of 2007, the Company entered into separate agreements to sell both its automotive OEM glass and automotive replacement glass and services businesses, (“automotive glass businesses”) and its fine chemicals business. As a result, the Company concluded that the accounting requirements of Statement of Financial Accounting Standards, (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” for classifying these businesses as assets held for sale and reporting their results of operations and cash flows as discontinued operations were met. The sale of the fine chemicals business was completed in November 2007. The amounts in these notes to the condensed consolidated financial statements related to 2007 have been adjusted to reflect the presentation of discontinued operations. See Note 5, “Discontinued Operations and Assets Held for Sale” for additional information.

On January 2, 2008 the Company completed the acquisition of the SigmaKalon Group (“SigmaKalon”) which resulted in the release of $1,673 million cash held in escrow and paid to the seller. The assets acquired included cash of $136 million. See Note 4, “Acquisitions” for additional information.

The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.

2.	Newly Adopted Accounting Standards

In March 2007, the Emerging Issues Task Force (“EITF”) issued EITF No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements.” Under the provisions of EITF 06-10, an employer is required to recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” or Accounting Principles Board Opinion No. 12, “Omnibus Opinion – 1967,” if the employer has agreed to maintain a life insurance policy during the employee’s retirement or provide the employee with a death benefit based on the substantive arrangement with the employee. The provisions of EITF 06-10 also require an employer to recognize and measure the asset in a collateral assignment split-dollar life insurance arrangement based on the nature and substance of the arrangement. EITF 06-10 is effective as of January 1, 2008. PPG has collateral assignment split-dollar life insurance arrangements within the scope of EITF 06-10. The Company adopted the provisions of EITF 06-10 as of January 1, 2008. As a result of the adoption, the Company recognized a liability of $2 million, representing the present value of the future premium payments to be made under the existing policies. In accordance with the transition provisions of EITF 06-10, this amount was recorded as a direct decrease to retained earnings. No adjustment to the recorded asset value was required upon adoption.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework in generally accepted accounting principles for measuring fair value and expands disclosures about fair value measurements. This standard only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not increase the use of fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, except as it relates to nonrecurring fair value measurements of nonfinancial assets and liabilities for which the standard is effective for fiscal years beginning after November 15, 2008. The adoption of SFAS No. 157 with respect to financial assets and liabilities in the first quarter of 2008 did not have a significant effect on PPG’s consolidated results of operations or financial position. In addition, the Company is evaluating the impact of SFAS No. 157 for measuring nonfinancial assets and liabilities on future results of operations and financial position.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants, as of the measurement date. The standard establishes a hierarchy of inputs employed to determine fair value measurements, with three levels. Level 1 inputs are quoted prices in active markets for identical assets and liabilities, are considered to be the most reliable evidence of fair value, and should be used whenever available. Level 2 inputs are observable prices that are not quoted on active exchanges. Level 3 inputs are unobservable inputs employed for measuring the fair value of assets or liabilities.

The Company’s financial assets and liabilities that are reported at fair value in the accompanying condensed consolidated balance sheet, as of March 31, 2008, were as follows:

(Millions)	Level 1	Level 2	Level 3	Total
Other current assets:
Foreign currency contracts	$—	$13	$—	$13
Equity forward arrangement	—	9	—	9
Natural gas swap contracts	—	27	—	27
Investments:
Marketable equity securities	78	3	—	81
Other assets:
Foreign currency contracts	—	1	—	1
Natural gas swap contracts	—	14	—	14
Interest rate swaps	—	2	—	2
Accounts payable and accrued liabilities:
Foreign currency contracts	—	3	—	3
Other liabilities:
Foreign currency contracts	—	2	—	2
Cross currency swaps	—	29	—	29

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items, for which the fair value option has been elected, in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 in the first quarter of 2008 did not have an impact on PPG’s consolidated results of operations or financial position.

3.	Other New Accounting Standards

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)), which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS No. 141(R) changes the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with an exception related to the accounting for valuation allowances on deferred taxes and acquired contingencies related to acquisitions completed before the effective date. SFAS No. 141(R) amends SFAS No. 109 to require adjustments, made after the effective date of this statement, to valuation allowances for acquired deferred tax assets and income tax positions to be recognized as income tax expense. Beginning January 1, 2009, PPG will apply the provisions of SFAS No. 141(R) to its accounting for applicable business combinations.

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

In November 2007, EITF Issue No. 07-1, “Accounting for Collaborative Arrangements,” which defines collaborative arrangements and establishes reporting and disclosure requirements for such arrangements, was issued. EITF 07-1 is effective for fiscal years beginning after December 15, 2008. The Company is continuing to evaluate the impact of adopting the provisions of EITF 07-1; however, it does not anticipate that adoption will have a material effect on PPG’s consolidated results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement’s disclosure requirements are effective for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the effects that SFAS No. 161 may have on our consolidated financial statement disclosures.

4.	Acquisitions

During the first quarter of 2008, PPG spent $1,571 million on acquisitions (net of cash acquired of $136 million), including purchase price adjustments related to 2007 acquisitions. Most of this spending was related to the January 2, 2008 acquisition of SigmaKalon a worldwide coatings producer based in Uithoorn, Netherlands, from global private investment firm Bain Capital (“the seller”). SigmaKalon produces architectural, protective and marine and industrial coatings and is a leading coatings supplier in Europe and other key markets across the globe, with an increasing presence in Africa and Asia. SigmaKalon sells coatings through a combination of approximately 500 company-owned stores, home centers, paint dealers, independent distributors, and directly to customers. The results of SigmaKalon have been included in PPG’s consolidated results of operations from January 2, 2008 onward.

The total transaction value was approximately $3.2 billion, consisting of cash paid to the seller of $1,673 million and debt assumed of $1,517 million. The cash paid to the seller consisted of €717 million ($1,056 million) and $617 million. In 2007, PPG issued $617 million of commercial paper and borrowed $1,056 million (€717 million) under the €1 billion bridge loan agreement established in December 2007 in anticipation of completing the SigmaKalon acquisition. The proceeds from these borrowings were deposited into escrow in December 2007. Upon closing of the transaction on January 2, 2008, these amounts were released from escrow and paid to the seller. The funds held in escrow were reported as “Cash held in escrow” in the accompanying condensed consolidated balance sheet as of December 31, 2007.

The preliminary purchase price allocation for the SigmaKalon acquisition was recorded in the first quarter of 2008. Further adjustments to the purchase price allocation are expected as the Company finalizes estimates related to acquired assets and liabilities. Specifically, the Company expects to obtain final valuations of identifiable intangible assets and fixed assets in the third quarter of 2008. Additionally, the Company expects to finalize plans for achieving cost synergies associated with the acquisition later in 2008.

The purchase price allocation is expected to be finalized by December 31, 2008. The following table summarizes the preliminary estimated fair value of assets acquired and liabilities assumed as a result of the acquisition:

(Millions)
Current assets (including cash of $136)	$1,442
Property, plant, and equipment	783
Customer-related intangibles	678
Trade names	278
Acquired technology	122
Goodwill (non deductible)	1,219
Other	99

Total assets	4,621
Short-term debt	(1,507)
Current liabilities	(757)
Long-term debt	(10)
Deferred taxes	(449)
Other long-term liabilities	(248)

Net assets	1,650
In-process research and development	23

Total purchase price	$1,673

Identifiable intangible assets with finite lives are subject to amortization over their estimated useful lives. The identifiable intangible assets acquired in the SigmaKalon transaction will be amortized over an estimated weighted-average amortization period of 11 years. Customer-related intangibles will be amortized over an estimated weighted-average amortization period of 12 years, acquired technology will be amortized over an estimated weighted-average amortization period of 7 years and trade names will be amortized over an estimated weighted-average amortization period of 15 years. Estimated future amortization expense related to these identifiable intangible assets is approximately $80 million in each of the next five years.

Goodwill has preliminarily been allocated to PPG’s reportable segments as follows: $1,066 million to Architectural Coatings – EMEA, $91 million to Performance Coatings (protective and marine operating segment) and $62 million to Industrial Coatings (industrial operating segment).

The step up to fair value of acquired inventory as part of the preliminary purchase price allocation totaled $94 million. This amount was included in cost of sales, exclusive of depreciation and amortization, in the accompanying condensed consolidated statement of income for the three months ended March 31, 2008 as the related inventory was sold to customers. The amount allocated to in-process research and development was charged to expense in the first quarter of 2008.

The following information reflects the results of PPG’s operations for the first quarter of 2007 on a pro forma basis as if the acquisition of SigmaKalon had been completed on January 1, 2007. The unaudited pro forma financial information was prepared to give pro forma effect to events that are 1) directly attributable to the acquisition, 2) factually supportable and 3) expected to have a continuing impact on the combined results. Pro forma adjustments have been made to illustrate the incremental impact on earnings of interest costs on the borrowings to acquire SigmaKalon, amortization expense related to acquired intangible assets of SigmaKalon, and the tax benefit associated with the incremental interest costs and amortization expense. The following unaudited pro forma information does not include certain cost savings or operating synergies (or costs associated with realizing such savings or synergies) that may result from the acquisition. Amounts preliminarily allocated to goodwill may change and amounts allocated to intangible assets with finite lives may change, which could result in a change to amortization expense related to acquired intangible assets from that which is estimated in the following unaudited pro forma information.

Condensed Consolidated Pro Forma Information (unaudited)	Three Months Ended March 31, 2007
(Millions, except per share amounts)
Net sales	$3,276

Income from continuing operations	$151
Income from discontinued operations	18

Net income	$169

Earnings per common share:
Income from continuing operations	$0.92
Income from discontinued operations	0.11

Net income	$1.03

Earnings per common share – assuming dilution:
Income from continuing operations	$0.91
Income from discontinued operations	0.11

Net income	$1.02

The unaudited pro forma information is provided for illustrative purposes only and does not purport to represent what PPG’s consolidated results of operations would have been had the transaction actually occurred as of January 1, 2007, and does not purport to project PPG’s future consolidated results of operations.

During the first quarter of 2007, the Company spent $148 million on acquisitions (net of cash acquired of $4 million), including purchase price adjustments related to 2006 acquisitions. In January 2007, the Company acquired the architectural and industrial coatings businesses of Renner Sayerlack, S.A., Gravatai, Brazil, to expand its coatings businesses in Latin America. The acquired business operates manufacturing plants in Brazil, Chile, and Uruguay and each plant also serves as a distribution center. The purchase price allocation resulted in an excess of purchase price over the fair value of net assets acquired, which has been reflected as an addition to goodwill.

5.	Discontinued Operations and Assets Held for Sale

During the third quarter of 2007, the Company entered into an agreement to sell its automotive glass businesses to Platinum Equity, (“Platinum”) for approximately $500 million. Accordingly, the assets and liabilities of these businesses were classified as held for sale. In the fourth quarter of 2007, PPG was notified that affiliates of Platinum had filed suit in the Supreme Court of the State of New York, County of New York, alleging that Platinum is not obligated to consummate the agreement. Platinum also terminated the agreement. PPG has sued Platinum and certain of its affiliates for damages, including the $25 million breakup fee stipulated by the terms of the agreement, based on various alleged actions of the Platinum parties.

While the transaction with Platinum was terminated, PPG management remains committed to a sale of the automotive glass businesses and expects such sale to occur in 2008. Accordingly, the assets and liabilities of these businesses continue to be classified as held for sale and are stated at depreciated cost, which is lower than fair value less cost to sell, in the accompanying condensed consolidated balance sheet as of March 31, 2008 and December 31, 2007. Further, the results of operations and cash flows of these businesses, which had previously been included in the Glass reportable segment, have been classified as discontinued operations in the accompanying condensed consolidated statements of income and cash flows for the three months ended March 31, 2008 and 2007.

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

Sales and earnings related to the automotive glass businesses for the three months ended March 31, 2008 and 2007 were as follows:

	Three Months Ended March 31
	2008	2007
	(Millions)
Net sales	$242	$256

Income from discontinued operations:
Earnings from operations	$21	$25
Income tax expense	(8)	(9)

Income from discontinued operations, net of tax	$13	$16

The major classes of assets and liabilities of the automotive glass businesses classified as held for sale in the consolidated balance sheet at March 31, 2008 and December 31, 2007 were as follows:

	March 31, 2008	Dec. 31, 2007
	(Millions)
Assets:
Receivables – net	$136	$123
Inventories	166	164
Other current assets	6	5
Long-term assets	199	196

Total assets held for sale	$507	$488

Liabilities:
Accounts payable and accrued expenses	77	70
Minority interest	28	28
Other long term liabilities	—	1

Total liabilities of businesses held for sale	$105	$99

In the third quarter of 2007, PPG entered into an agreement to sell its fine chemicals business to ZaCh System S.p.A., a subsidiary of Zambon Company S.p.A., for approximately $65 million. The sale of this business was completed in November 2007. The results of operations and cash flows of this business, which had previously been included in the Optical and Specialty Materials reportable segment, have been classified as discontinued operations in the accompanying condensed consolidated statements of income and cash flows for the three months ended March 31, 2007. Sales of the fine chemicals business were $29 million for the three months ended March 31, 2007. Included in income from discontinued operations, net of tax, for the three months ended March 31, 2007 was income of $2 million (net of tax expense of $1 million) related to the fine chemicals business.

6.	Inventories

Inventories as of March 31, 2008 and December 31, 2007 are detailed below.

	March 31, 2008	Dec. 31, 2007
	(Millions)
Finished products	$1,222	$824
Work in process	159	121
Raw materials	479	312
Supplies	117	111

Total	$1,977	$1,368

Most domestic and certain foreign inventories are valued using the last-in, first-out method. If the first-in, first-out method of inventory valuation had been used, inventories would have been $217 million and $206 million higher as of March 31, 2008 and December 31, 2007, respectively.

7.	Goodwill and Other Identifiable Intangible Assets

The change in the carrying amount of goodwill attributable to each reportable segment for the three months ended March 31, 2008 was as follows:

	Performance Coatings	Industrial Coatings	Architectural Coatings – EMEA	Optical and Specialty Materials	Glass	Total
	(Millions)
Balance, December 31, 2007	$1,051	$310	$—	$57	$58	$1,476
Goodwill from acquisitions	88	61	1,066	2	—	1,217
Currency translation	32	13	79	3	4	131

Balance, March 31, 2008	$1,171	$384	$1,145	$62	$62	$2,824

The carrying amount of acquired trademarks with indefinite lives as of March 31, 2008 and December 31, 2007 totaled $365 million and $144 million, respectively. The amount at March 31, 2008 includes $221 million related to the SigmaKalon acquisition.

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and are detailed below.

	March 31, 2008			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(Millions)
Acquired technology	$532	$(175)	$357	$392	$(164)	$228
Customer-related intangibles	1,068	(156)	912	332	(131)	201
Trade names	132	(26)	106	56	(24)	32
Other	27	(18)	9	23	(16)	7

Balance	$1,759	$(375)	$1,384	$803	$(335)	$468

Most of the increase in the gross carrying amount of identifiable intangible assets from December 31, 2007 to March 31, 2008 is the result of the SigmaKalon acquisition and the impact of foreign currency changes.

Aggregate amortization expense for the three months ended March 31, 2008 and 2007 related to these identifiable intangible assets was $34 million and $14 million, respectively. As of March 31, 2008, estimated future amortization expense of identifiable intangible assets, which is subject to change pending the final purchase price allocation for the acquisition of SigmaKalon, is as follows: $102 million for the remaining three quarters of 2008 and $135 million, $134 million, $125 million, $121 million and $120 million in 2009, 2010, 2011, 2012 and 2013, respectively.

8.	Debt

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

In December 2007, PPG issued $617 million of commercial paper and borrowed $1,056 million (€717 million) under the €1 billion bridge loan agreement. The proceeds from these borrowings were deposited into escrow in December 2007. Upon closing of the acquisition on January 2, 2008, these amounts were released from escrow and paid to the seller. Also, in January 2008, PPG borrowed $1,143 million, representing the remaining $417 million (€283 million) available under the €1 billion bridge loan agreement and $726 million (€493 million) under the €650 million revolving credit facility. The proceeds from these borrowings and cash on hand of $116 million were used to refinance $1,259 million of the $1,517 million of SigmaKalon debt outstanding on the date of acquisition. No amounts were borrowed under the $500 million bridge loan agreement, and, due to the passage of time and the specific purpose of this agreement, PPG can no longer make borrowings under this agreement.

On March 18, 2008, PPG completed a public offering of $600 million in aggregate principal amount of its 5.75% Notes due 2013 (the “2013 Notes”), $700 million in aggregate principal amount of its 6.65% Notes due 2018 (the “2018 Notes”) and $250 million in aggregate principal amount of its 7.70% Notes due 2038 (the “2038 Notes” and, together with the 2013 Notes and the 2018 Notes, the “Notes”). The Notes were offered by the Company pursuant to its existing shelf registration. The proceeds of this offering of $1,538 million (net of discount and issuance costs) and additional borrowings of $195 million under the €650 million revolving credit facility were used to repay existing debt, including certain short-term debt and the amounts outstanding under the €1 billion bridge loan. No further amounts can be borrowed under the €1 billion bridge loan. The discount and issuance costs related to the Notes, which totaled $12 million, will be amortized over the respective lives of the Notes.

9.	Earnings Per Common Share

The following table presents the earnings per common share calculations for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31
(Millions, except per share amounts)	2008	2007
Earnings per common share
Income from continuing operations	$87	$176
Income from discontinued operations	13	18

Net income	$100	$194
Weighted average common shares outstanding	164.5	164.6

Earnings per common share:
Income from continuing operations	$0.53	$1.07
Income from discontinued operations	0.08	0.11

Net income	$0.61	$1.18

Earnings per common share – assuming dilution
Income from continuing operations	$87	$176
Income from discontinued operations	13	18

Net income	$100	$194
Weighted average common shares outstanding	164.5	164.6
Effect of dilutive securities:
Stock options	0.6	0.8
Other stock compensation plans	0.5	0.5

Potentially dilutive common shares	1.1	1.3

Adjusted weighted average common shares outstanding	165.6	165.9

Earnings per common share – assuming dilution:
Income from continuing operations	$0.53	$1.06
Income from discontinued operations	0.08	0.11

Net income	$0.61	$1.17

There were 3.4 million and 4.2 million outstanding stock options for the three months ended March 31, 2008 and 2007, respectively, that were excluded from the computation of diluted earnings per share due to their antidilutive effect.

10.	Income Taxes

The Company files federal, state and local income tax returns in numerous domestic and foreign jurisdictions. In most tax jurisdictions, returns are subject to examination by the relevant tax authorities for a number of years after the returns have been filed. The Company is no longer subject to examinations by tax authorities in any major tax jurisdiction for years before 2001. Additionally, the Internal Revenue Service (“IRS”) has completed its examination of the Company’s U.S. federal income tax returns filed for years through 2005. During the quarter ended March 31, 2008, the Company recorded a tax benefit of $6 million related to the settlement with the IRS of our U.S. tax returns for the years 2004 and 2005.

11.	Pensions and Other Postretirement Benefits

The net periodic benefit costs for the three months ended March 31, 2008 and 2007 were as follows:

	Pensions		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2008	2007	2008	2007
	(Millions)
Service cost	$21	$19	$7	$7
Interest cost	65	52	17	16
Expected return on plan assets	(74)	(65)	—	—
Amortization of prior service cost	3	3	(5)	(3)
Amortization of actuarial losses	15	20	7	8

Net periodic benefit cost	$30	$29	$26	$28

The net periodic costs for other postretirement benefits in the table above include the benefit of the subsidy under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Medicare Act of 2003”) for all periods presented. In August 2007, the Company’s U.S. other postretirement benefit plan was amended to consolidate the number of retiree health care options available for certain retirees and their dependents. The plan amendment was effective January 1, 2008 and provides a fully-insured Medicare Part D prescription drug plan for certain retirees and their dependents. As such, beginning in 2008 PPG will no longer be eligible to receive the subsidy provided under the Medicare Act of 2003 for these retirees and their dependents.

On August 17, 2006, the Pension Protection Act of 2006 (“PPA”) was signed into law, changing the funding requirements for our U.S. defined benefit pension plans beginning in 2008. Under the requirements of PPA, we will not have a mandatory contribution to these plans in 2008 and do not currently expect to have a mandatory contribution to these plans in 2009. However, it is possible that we will make voluntary contributions of $100 million to $200 million to our U.S. defined benefit pension plans in 2008.

We expect to make mandatory contributions to our non-U.S. plans in 2008 of approximately $85 million, of which approximately $19 million was contributed as of March 31, 2008.

12.	Comprehensive Income

Total comprehensive income for the three months ended March 31, 2008 and 2007 was as follows:

	Three Months Ended March 31
	2008	2007
	(Millions)
Net income	$100	$194

Other comprehensive income, net of tax:
Pension and other postretirement benefits (Note 11)	18	—
Unrealized currency translation adjustment	154	43
Unrealized losses on marketable securities	(1)	—
Net change – derivatives (Note 13)	33	19

	204	62

Total comprehensive income	$304	$256

13.	Derivative Financial Instruments and Hedge Activities

PPG’s policies do not permit speculative use of derivative financial instruments. PPG uses derivative instruments to manage its exposure to fluctuating natural gas prices through the use of natural gas swap contracts. PPG also uses forward currency and option contracts as hedges against its exposure to variability in exchange rates on short-term intercompany borrowings and cash flows denominated in foreign currencies and to translation risk. PPG uses foreign denominated debt to hedge investments in foreign operations. Interest rate swaps are used to manage the Company’s exposure to changing interest rates. PPG held interest rate swaps that effectively converted $125 million and $275 million of fixed rate notes to variable debt at March 31, 2008 and December 31, 2007, respectively. PPG also uses an equity forward arrangement to hedge a portion of our exposure to changes in the fair value of PPG stock that is to be contributed to the asbestos settlement trust as discussed in Note 16, “Commitments and Contingent Liabilities.”

Concurrent with the public offering of the Company’s Notes, on March 18, 2008, PPG entered into ten U.S. dollar to euro cross currency swap contracts with a total notional amount of $1.3 billion, of which $600 million will settle on March 15, 2013 and $700 million will settle on March 15, 2018. PPG paid the counterparties to the contracts a total of $1.3 billion and received euros, which were used to repay most of €1 billion bridge loan, which the Company employed to finance the acquisition of SigmaKalon. On settlement of the contracts, PPG will receive $1.3 billion U.S. dollars and pay euros to the counterparties to the contracts. The Company has designated these swaps as hedges of its net investment in SigmaKalon and, as a result, mark to fair value adjustments of the swaps have been and will be recorded as a component of other comprehensive income. As of March 31, 2008, the aggregate fair value of these swaps was a liability of $29 million.

During the first quarter of 2008, other comprehensive income included a net gain of $33 million, net of tax. This gain was comprised of realized losses of $4 million and unrealized gains of $29 million. The realized losses related to the settlement during the period of natural gas contracts, interest rate swaps owned by one of the Company’s investees accounted for under the equity method of accounting and foreign currency contracts. The unrealized gains related to the change in fair value of the natural gas contracts, partially offset by unrealized losses on interest rate swaps owned by one of the Company’s investees accounted for under the equity method of accounting and foreign currency contracts.

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

In November 2002, PPG entered into a one-year renewable equity forward arrangement with a bank in order to partially mitigate the impact of changes in the fair value of PPG stock that is to be contributed to the asbestos settlement trust as discussed in Note 16. This instrument, which has been renewed, is recorded at fair value as an asset or liability and changes in the fair value of this instrument are reflected in “Asbestos settlement – net” in the condensed consolidated statement of income. The fair value of this instrument as of March 31, 2008 and December 31, 2007 was a current asset of $9 million and $18 million, respectively. For the three months ended March 31, 2008 and 2007, PPG recorded a loss of $9 million and income of $5 million, respectively, for the change in fair value of this instrument.

14.	Cash Flow Information

Cash payments for interest were $51 million and $16 million for the three months ended March 31, 2008 and 2007, respectively. Net cash payments for income taxes for the three months ended March 31, 2008 and 2007 were $41 million and $51 million, respectively.

In the first quarter of 2008, PPG terminated two interest rate swaps, including one that was acquired in the SigmaKalon transaction. PPG received proceeds of $40 million in terminating these swaps, which amount is included as cash from financing activities in the accompanying condensed consolidated statement of cash flows for the three months ended March 31, 2008.

15.	Stock-Based Compensation

The Company’s stock-based compensation includes stock options, restricted stock units (“RSUs”) and annual grants of contingent shares that are earned based on achieving targeted levels of total shareholder return. All current grants of stock options, RSUs and contingent shares are made under the PPG Industries, Inc. Omnibus Incentive Plan (“PPG Omnibus Plan”). Shares available for future grants under the PPG Omnibus Plan were 7.5 million as of March 31, 2008.

Total stock-based compensation cost was $9 million for the three months ended March 31, 2008 and 2007. The total income tax benefit recognized in the income statement related to the stock-based compensation was $3 million for the three months ended March 31, 2008 and 2007.

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

On February 20, 2008, PPG granted 714,220 stock options under the PPG Omnibus Plan, at a weighted average exercise price of $63.64 per share. The weighted average fair value of options granted was $13.29 per share.

The fair value of stock options issued to employees is measured on the date of grant and is recognized as expense over the requisite service period. PPG estimates the fair value of stock options using the Black-Scholes option pricing model. The risk-free interest rate is determined by using the U.S. Treasury yield curve at the date of the grant and using a maturity equal to the expected life of the option. The expected life of options is calculated using the average of the vesting term and the maximum term, as prescribed by SEC Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment,” as amended by SAB No. 110. This method is used as the vesting terms of stock options were changed in 2004 to a three year vesting term, and as a result, the historical exercise data does not provide a reasonable basis upon which to estimate the expected life of options. The expected dividend yield and volatility are based on historical stock prices and dividend amounts over past time periods equal in length to the expected life of the options. The fair value of the February 20, 2008 grant was calculated with the following assumptions:

Risk free interest rate	3.5%
Expected life of option in years	6.5
Expected dividend yield	3.1%
Expected volatility	24.3%

Restricted Stock Units

Long-term incentive value is delivered to selected key management employees by granting RSUs, which have either time or performance-based vesting features. The fair value of an RSU is equal to the market value of a share of stock on the date of grant. Time-based RSUs vest over the three-year period following the date of grant, unless forfeited, and will be paid out in the form of stock, cash or a combination of both at the Company’s discretion at the end of the three-year vesting period. Performance-based RSUs vest based on achieving specific annual performance targets for earnings per share growth and cash flow return on capital over the three-year period following the date of grant. Unless forfeited, the performance-based RSUs will be paid out in the form of stock, cash or a combination of both at the Company’s discretion at the end of the three-year vesting period if PPG meets the performance targets. For awards granted in 2006 and 2007, the actual amount paid for performance-based awards may range from 0% to 150% of the original grant, as 50% of the grant vests in each year that one of the two targets is met during the three-year period. If the designated performance targets are not met in any of the three years in an award period, no payout will be made on the performance-based RSUs. For awards granted in 2008, the amount paid for performance-based awards may range from 0% to 180% of the original grant, based upon the frequency with which the earnings per share growth and cash flow return on capital performance targets are met over the three-year period. The performance-based RSUs granted in 2005 vested at the 150% level. For the purposes of expense recognition we have assumed that performance-based RSUs granted in 2006, 2007 and 2008 will vest at the 100% level. The performance targets for 2006 and 2007 were achieved.

On February 20, 2008, PPG granted 241,632 RSUs at a weighted average fair value of $57.73 per share.

Contingent Share Grants

The Company also provides grants of contingent shares to selected key executives that may be earned based on PPG total shareholder return over the three-year period following the date of grant. Contingent share grants (“TSR”) are made annually and are paid out at the end of each three-year period based on the Company’s performance. For awards granted in 2006 and 2007, performance is measured by determining the percentile rank of the total shareholder return of PPG Common Stock (stock price plus accumulated dividends) in relation to the total shareholder return of the S&P 500 and, the S&P 500 Materials sector for the three-year period following the date of grant. For awards granted in 2008, performance is measured by determining the percentile rank of the total shareholder return of PPG Common Stock in relation to the total shareholder return of the S&P 500 for the three-year period following the date of grant. The payment of awards following the three-year award period will be based on performance achieved in accordance with the scale set forth in the plan agreement and may range from 0% to 220% of the initial grant. A payout of 100% is earned if the target performance is achieved. Contingent share awards earn dividend equivalents during the three-year award period, which are credited to participants in the form of common stock equivalents. Any payments made at the end of the award period may be in the form of stock, cash or a combination of both. The TSR awards qualify as liability awards, and compensation expense is recognized over the three-year award period based on the fair value of the awards (giving consideration to the Company’s percentile rank of total shareholder return) remeasured in each reporting period until settlement of the awards.

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

New Antitrust Matters

Sixteen complaints have been filed in four different Federal Courts naming PPG and other flat glass producers as defendants in purported antitrust class actions. Five complaints where PPG is not named have been filed in two additional Federal Courts. The complaints allege that the defendants conspired to fix, raise, maintain and stabilize the price and the terms and conditions of sale of flat glass in the United States in violation of federal antitrust laws. These cases and additional similar cases that may follow will most likely be consolidated into one Federal Court class action. Many allegations in the complaints are similar to those raised in recently concluded proceedings in Europe in which fines were levied against other flat glass producers arising out of alleged antitrust violations. PPG was not involved in any of the proceedings in Europe. PPG divested its European flat glass business in 1998. PPG is aware of no wrongdoing or conduct on its part that violated any antitrust laws and it intends to vigorously defend its position.

Asbestos Matters

For over 30 years, PPG has been a defendant in lawsuits involving claims alleging personal injury from exposure to asbestos. As of March 31, 2008, PPG was one of many defendants in numerous asbestos-related lawsuits involving approximately 114,000 open claims served on PPG. Most of PPG’s potential exposure relates to allegations by plaintiffs that PPG should be liable for injuries involving asbestos-containing thermal insulation products manufactured and distributed by Pittsburgh Corning Corporation (“PC”). PPG and Corning Incorporated are each 50% shareholders of PC. PPG has denied responsibility for, and has defended, all claims for any injuries caused by PC products.

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

At that hearing, which was held on March 27, 2008, the parties reported further progress toward a third amended plan, and the Bankruptcy Court ordered the parties to file any third amended plan by May 9, 2008. The parties continue to work toward a third amended plan of reorganization. An omnibus hearing is scheduled for May 22, 2008. Additionally, certain motions to lift the stay with respect to certain premises claims were continued to the May 22, 2008 omnibus hearing.

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

Beginning in late 2006, the Bankruptcy Court lifted the stay with respect to certain premises claims against PPG. As a result, PPG and its primary insurers have settled approximately 450 premises claims and are evaluating the voluminous factual, medical, and other relevant information pertaining to approximately 550 additional claims that are being considered for potential settlement. PPG’s insurers agreed to provide insurance coverage for a major portion of the payments made in connection with the settled claims. PPG accrued the portion of the settlement amounts not covered by insurance. Other asbestos-related claims remain subject to the stay, as outlined above, although certain claimants have requested the Court to lift the stay with respect to these claims.

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

In the second quarter of 2002, an initial charge of $772 million was recorded for the estimated cost of the PPG Settlement Arrangement which included the net present value as of December 31, 2002, using a discount rate of 5.5% of the aggregate cash payments of approximately $998 million to be made by PPG to the Trust. That amount also included the carrying value of PPG’s stock in Pittsburgh Corning Europe, the fair value as of June 30, 2002 of 1,388,889 shares of PPG common stock and $30 million in legal fees of the Trust to be paid by PPG, which together with the first payment originally scheduled to be made to the Trust on June 30, 2003, were reflected in the current liability for PPG’s asbestos settlement in the condensed consolidated balance sheet as of June 30, 2002. The net present value at that date of the remaining payments of $566 million was recorded in the noncurrent liability for asbestos settlement. Since that date, the liability has been adjusted to reflect the accretion of interest on the portion initially recorded based on net present value and the changes in the fair value of the portion related to PPG common stock. The liability recorded at March 31, 2008 was $579 million current and $329 million non-current.

The following table summarizes the impact on our financial statements for the three months ended March 31, 2008 and 2007 resulting from the PPG Settlement Arrangement including the change in fair value of the stock to be transferred to the asbestos settlement trust and the equity forward instrument (see Note 13, “Derivative Financial Instruments and Hedge Activities”) and the increase in the net present value of the future payments to be made to the Trust.

	Three Months Ended March 31
	2008	2007
	(Millions)
Increase (decrease) in expense:
Change in fair value:
PPG stock	$(14)	$8
Equity forward instrument	9	(5)
Accretion of asbestos liability	5	6

Asbestos settlement – net expense	$—	$9

The fair value of the equity forward instrument is included as an other current asset as of March 31, 2008 and December 31, 2007 in the accompanying condensed consolidated balance sheet. Payments under the fixed payment schedule require annual payments that are due each June. The current portion of the asbestos settlement liability included in the accompanying condensed consolidated balance sheet as of March 31, 2008, consists of all such payments required through June 2008, the fair value of PPG’s common stock and legal fees and expenses. The amount due June 30, 2009, of $38 million and the net present value of the remaining payments is included in the long-term asbestos settlement liability in the accompanying condensed consolidated balance sheet. For 2008, accretion expense associated with the asbestos liability will be approximately $5 million per quarter.

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

As of March 31, 2008 and December 31, 2007, PPG had reserves for environmental contingencies totaling $285 million and $276 million, respectively, of which $56 million and $57 million, respectively, were classified as current liabilities. Pretax charges against income for environmental remediation costs totaled $2 million and $3 million for the three months ended March 31, 2008 and 2007, respectively, and are included in “Other charges” in the accompanying condensed consolidated statement of income. Cash outlays related to such environmental remediation aggregated $2 million and $5 million for the three months ended March 31, 2008 and 2007, respectively. As part of the preliminary allocation of the SigmaKalon purchase price to the assets acquired and liabilities assumed, the liability for environmental contingencies was increased by $9 million.

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

We expect cash outlays for environmental remediation costs to be approximately $40 million in 2008 and to range from $35 million to $60 million annually through 2012. It is possible that technological, regulatory and enforcement developments, the results of environmental studies and other factors could alter our expectations with respect to charges against income and future cash outlays. Specifically, the level of expected cash outlays is highly dependent upon activity related to the former chromium manufacturing plant site in New Jersey, as PPG awaits approval of workplans that have been submitted to the applicable regulatory agencies.

In New Jersey, PPG continues to perform its obligations under an Administrative Consent Order (“ACO”) with the New Jersey Department of Environmental Protection (“NJDEP”). Since 1990, PPG has remediated 47 of 61 residential and nonresidential sites under the ACO. The most significant of the 14 remaining sites is the former chromium manufacturing location in Jersey City. The principal contaminant of concern is hexavalent chromium. Based on current estimates, at least 500,000 tons of soil may be potentially impacted for all remaining sites. As of March 31, 2008 and December 31, 2007 PPG had reserves of $194 million and $195 million, respectively, for environmental contingencies associated with all New Jersey sites. The Company submitted a feasibility study work plan to the NJDEP in October 2006 that includes review of the available remediation technology alternatives for the former chromium manufacturing location. Under the feasibility study work plan, remedial alternatives which will be assessed include, but are not limited to, soil excavation and offsite disposal in a licensed disposal facility, in situ chemical stabilization of soil and groundwater, and in situ solidification of soils. A feasibility study is expected to be completed in 2009. In addition, PPG is planning to conduct Interim Remedial Measures (“IRMs”) at the site during 2008. Implementation of these IRMs will assist in the evaluation of remedial technologies required in the feasibility study. PPG has submitted a Remedial Action Work Plan for one other of the remaining sites under the ACO. This proposal has been submitted to the NJDEP for approval. In addition, investigation activities are ongoing for an additional six sites covered by the ACO adjacent to the former manufacturing site with completion expected in 2008. Investigation activities have not yet begun for the remaining six sites covered by the ACO, but we believe the results of the study at the former chromium manufacturing location will also provide us with relevant information concerning remediation alternatives at these sites.

As a result of the extensive analysis undertaken in connection with the preparation and submission of the feasibility study work plan for the former chromium manufacturing location described above, the Company recorded a pretax charge of $165 million in the third quarter of 2006. The charge included estimated costs for remediation at the 14 remaining ACO sites, including the former manufacturing site, and for the resolution of litigation filed by NJDEP in May 2005 as discussed below. The principal estimated cost elements of the third quarter 2006 charge and of the remaining reserve at March 31, 2008 were based on competitively derived or readily available remediation industry cost data for representative remedial options e.g., excavation and in situ stabilization/solidification. The major cost components are (i) in place soil treatment and transportation and disposal of excavated soil and (ii) construction services (related to soil excavation, groundwater management and site security), which account for approximately 50% and 30% of the reserve, respectively, as of March 31, 2008. The reserve also includes estimated costs for remedial investigation, interim remedial measures, engineering and project management. The most significant assumptions underlying the reserve are those related to the extent and concentration of chromium impacts in the soil, as these will determine the quantity of soil that must be treated in place, the quantity that will have to be excavated and transported for offsite disposal, and the nature of disposal required. The charges are exclusive of any third party indemnification, as management believes the likelihood of receiving any such amounts to be remote.

Multiple future events, including completion of feasibility studies, remedy selection, remedy design and remedy implementation involving governmental agency action or approvals will be required, and considerable uncertainty exists regarding the timing of these future events for the remaining 14 sites covered by the ACO. Final resolution of these events is expected to occur over an extended period of time. However, based on current information, it is expected that feasibility study approval and remedy selection could occur during 2009 for the former chromium plant and six adjacent sites, while remedy design and approval could occur during 2009 to 2010, and remedy implementation could occur during 2010 to 2014, with some period of long-term monitoring for remedy effectiveness to follow related to these seven sites. One other site is expected to be remediated during 2008 to 2009. Activities at the six other sites have not yet begun and the timing of future events related to these sites cannot be predicted at this time. As these events occur and to the extent that the cost estimates of the environmental remediation remedies change, the existing reserve for this environmental remediation will be adjusted. Based on current information, we expect cash outlays related to remediation efforts in New Jersey to range from $15 million to $20 million in 2008 and $30 million to $45 million annually from 2009 through 2012.

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

In addition to the amounts currently reserved for environmental remediation, the Company may be subject to loss contingencies related to environmental matters estimated to be as much as $200 million to $300 million, which range is unchanged since December 31, 2007. Such unreserved losses are reasonably possible but are not currently considered to be probable of occurrence. This range of reasonably possible unreserved loss relates to environmental matters at a number of sites; however, about 40% of this range relates to additional costs at the former chromium manufacturing plant site and related sites in Jersey City, NJ, and about 30% relates to three operating PPG plant sites in our chemicals businesses. The loss contingencies related to these sites include significant unresolved issues such as the nature and extent of contamination at these sites and the methods that may have to be employed to remediate them.

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

Other Matters

The Company, with the assistance of outside counsel, is conducting an investigation into potential violations of the U.S. export control laws, related to the export of small quantities (approximately 1,000 gallons) of protective coatings for potential use in Pakistan in 2006. The Company has made a preliminary voluntary self disclosure of potential U.S. export control law violations to the U.S. Department of Commerce and has committed to submit a final voluntary self disclosure once its ongoing investigation is completed. The Company is cooperating fully with the U.S. Department of Commerce’s Bureau of Industry and Security and with the U.S. Department of Justice in connection with their ongoing investigation relating to this issue, and has responded to administrative subpoenas from the Commerce Department and a federal grand jury subpoena. Violations of the export control laws may result in civil, administrative or criminal fines or penalties, loss of export privileges, debarment or a combination of these penalties. At this time the Company is unable to determine the outcome of the government’s investigation or its possible effect on the Company.

In June 2003, our partners in a fiber glass joint venture in Venezuela filed for bankruptcy. These proceedings have been in progress since 2003 and remain unresolved, which has created uncertainty concerning the future of the joint venture. After an extensive evaluation of a variety of options concerning the path forward, we concluded that we will not be able to recover the carrying amount of our investment in and receivables from this joint venture and wrote those assets off in the first quarter of 2007 by recording a pre-tax charge against earnings of $10 million which is included in “Other charges” in the accompanying condensed consolidated statement of income for the three months ended March 31, 2007.

The Company accrues for product warranties at the time the products are sold based on historical claims experience. As of March 31, 2008 and December 31, 2007, the reserve for product warranties was $11 million and $9 million, respectively. Pretax charges against income for product warranties and the related cash outlays were not material for the three months ended March 31, 2008 and 2007.

The Company had outstanding letters of credit of $80 million and guarantees of $70 million as of March 31, 2008. The Company does not believe any loss related to such guarantees is likely.

17.	Reportable Segment Information

PPG is a multinational manufacturer with 13 operating segments that are organized based on our major products lines. These operating segments are also our reporting units for purposes of testing goodwill for impairment. The operating segments have been expanded during the three months ended March 31, 2008 to include the protective and marine coatings operating segment, which is included in the Performance Coatings reportable segment, and the Architectural Coatings - EMEA (Europe, Middle East and Africa) operating segment, which will also be a reportable business segment. These changes were a result of the SigmaKalon acquisition. The operating segments have been aggregated based on economic similarities, the nature of their products, production processes, end-use markets and methods of distribution into six reportable business segments.

The Performance Coatings reportable segment is comprised of the refinish, aerospace, architectural coatings – Americas and Asia and protective and marine coatings operating segments. This reportable segment primarily supplies a variety of protective and decorative coatings, sealants and finishes along with paint strippers, transparent armor, transparencies, stains and related chemicals that are used by customers in addition to our coatings, sealants and finishes.

The Industrial Coatings reportable segment is comprised of the automotive, industrial and packaging coatings operating segments. This reportable segment primarily supplies a variety of protective and decorative coatings and finishes along with adhesives, sealants, inks and metal pretreatment products.

The Architectural Coatings - EMEA reportable segment is comprised of the architectural coatings – EMEA operating segment. This reportable segment primarily supplies a variety of decorative coatings under a number of brands to painting contractors and consumers in Europe, the Middle East and Africa.

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

Reportable segment net sales and segment income for the three months ended March 31, 2008 and 2007 were as follows:

	Three Months Ended March 31
	2008	2007
	(Millions)
Net sales:
Performance Coatings	$1,114	$855
Industrial Coatings	1,058	869
Architectural Coatings – EMEA	536	—
Optical and Specialty Materials	295	251
Commodity Chemicals	423	371
Glass	294	286

Total (a)	$3,720	$2,632

Segment income:
Performance Coatings	$120	$121
Industrial Coatings	95	95
Architectural Coatings – EMEA	9	—
Optical and Specialty Materials	74	63
Commodity Chemicals	68	44
Glass	19	6

Total	385	329
Legacy costs (b)	(10)	(11)
Acquisition – related costs (c)	(117)	—
Asbestos settlement – net	—	(9)
Interest – net	(59)	(19)
Unallocated stock based compensation (Note 15)	(9)	(9)
Other unallocated corporate expense – net	(28)	(30)

Income before income taxes and minority interest	$162	$251

(a)	Intersegment net sales for the three months ended March 31, 2008 and 2007 were not material.
(b)	Legacy costs include current costs related to former operations of the Company, including certain environmental remediation, pension and other postretirement benefit costs, and certain charges which are considered to be unusual or non-recurring, and, therefore, not a part of the earnings used to evaluate the performance of the operating segments.
(c)	Represents costs related to the SigmaKalon acquisition, including $94 million for the flow-through cost of sales of the step up to fair value of acquired inventory and $23 million for the write-off of in-process research and development. These costs are considered to be unusual and non-recurring and will not reduce the segment earnings used to evaluate the performance of the operating segments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Presentation of Discontinued Operations

During the third quarter of 2007, the Company entered into an agreement to sell its automotive glass businesses to Platinum Equity (“Platinum”) for approximately $500 million. Accordingly, the assets and liabilities of these businesses were classified as held for sale. In the fourth quarter of 2007, PPG was notified that affiliates of Platinum had filed suit in the Supreme Court of the State of New York, County of New York, alleging that Platinum was not obligated to consummate the agreement. Platinum also terminated the agreement. PPG has sued Platinum and certain of its affiliates for damages, including the $25 million breakup fee stipulated by the terms of the agreement, based on various alleged actions of the Platinum parties.

While the transaction with Platinum was terminated, PPG management remains committed to a sale of the automotive glass businesses and expects such sale to occur in 2008. Accordingly, the assets and liabilities of these businesses continue to be classified as held for sale and are stated at depreciated cost, which is lower than fair value less cost to sell, in the condensed consolidated balance sheet under Item 1 of this Form 10-Q as of March 31, 2008 and December 31, 2007, respectively. Further, the results of operations and cash flows of these businesses, which had previously been included in the Glass reportable segment, have been classified as discontinued operations in the condensed consolidated statements of income and cash flows under Item 1 of this Form 10-Q for the three months ended March 31, 2008 and 2007, respectively.

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

In the third quarter of 2007, PPG entered into an agreement to sell its fine chemicals business to ZaCh System S.p.A., a subsidiary of Zambon Company S.p.A., for approximately $65 million. The sale of this business was completed in November 2007. Accordingly, the results of operations and cash flows of this business, which had previously been included in the Optical and Specialty Materials reportable segment, have been classified as discontinued operations in the condensed consolidated statements of income and cash flows under Item 1 of this Form 10-Q for the three months ended March 31, 2007. PPG recorded a pretax loss related to the divestiture of the fine chemicals business of $25 million ($19 million aftertax) in the third quarter of 2007.

Performance in First Quarter of 2008 Compared to First Quarter of 2007

Performance Overview

Sales increased 41% for the first quarter of 2008 to $3,720 million compared to $2,632 million for the first quarter of 2007. Sales related to acquisitions accounted for an increase of 30% and the positive effects of foreign currency translation accounted for an increase of 6%. Higher selling prices, primarily in our Commodity Chemicals segment, increased sales by 3%, while higher volumes, primarily in our Optical and Specialty Materials and Industrial Coatings business segments, increased sales by 2%.

Cost of sales, exclusive of depreciation and amortization, increased by $747 million for the first quarter of 2008 to $2,424 million compared to $1,677 million for the first quarter of 2007. This increase corresponds with the increase in sales, including that which is associated with the acquisition of SigmaKalon. Cost of sales as a percentage of sales was 65.2% for the first quarter of 2008 compared to 63.7% for the first quarter of 2007. Cost of sales in the first quarter of 2008 includes $94 million for the flow through cost of sales of the step up to fair value of acquired inventory, which more than accounts for the noted increase in cost of sales as a percentage of sales.

Selling, general and administrative expenses increased by $320 million in the first quarter of 2008 compared to the first quarter of 2007 due to increased sales volumes, the impact of the acquisition of SigmaKalon and higher levels of cost to support growth in our coatings and optical businesses. Selling, general and administrative expenses as a percentage of sales were 22.1% for the first quarter of 2008 compared to 19.1% for the first quarter of 2007. The increase in selling, general and administrative expenses as a percentage of sales was due almost entirely to the addition of SigmaKalon and reflects the distribution nature of these businesses, which requires higher selling, distribution, advertising and regional management costs to serve their broad customer profile. Selling, general and administrative expenses in the Architectural Coatings—EMEA reportable segment are in line with PPG’s other architectural coatings businesses.

In the first quarter of 2008, depreciation expense increased by $29 million, research and development costs increased by $30 million, and amortization increased by $20 million compared to the first quarter of 2007. These increases were primarily due to the acquisition of SigmaKalon. Interest expense increased by $44 million in the quarter due to debt incurred to finance the acquisition of SigmaKalon.

The effective tax rate on pre-tax earnings from continuing operations was 30.2% for the first quarter of 2008 compared to 22.7% for the first quarter of 2007. See “Other Factors” on page 36 for additional information concerning the effective tax rate for 2008 and 2007.

Net income and earnings per share – assuming dilution are summarized below:

(Millions, except per share amounts)
Three Months ended March 31, 2008	Continuing Operations		Discontinued Operations		Total
	$	EPS	$	EPS	$	EPS
Net income	$87	$0.53	$13	$0.08	$100	$0.61
Net income includes:
Acquisition–related costs (1)	89	0.54	—	—	89	0.54

Three Months ended March 31, 2007	Continuing Operations		Discontinued Operations		Total
	$	EPS	$	EPS	$	EPS
Net income	$176	$1.06	$18	$0.11	$194	$1.17
Net income includes:
Charge related to asbestos settlement(2)	5	0.03	—	—	5	0.03

(1)	Costs related to SigmaKalon acquisition, including $66 million aftertax for the flow-through cost of sales of the step up to fair value of acquired inventory and $23 million aftertax for the write-off of in-process research and development.
(2)	Net increase in the current value of the Company’s obligation relating to asbestos claims under the PPG Settlement Arrangement.

Performance of Reportable Business Segments

Performance Coatings sales increased 30% to $1,114 million for the first quarter of 2008 compared to $855 million for the first quarter of 2007. Sales increased 21% due to sales of the acquired SigmaKalon protective and marine coatings business and the Barloworld business, 6% due to the positive impact of foreign currency translation, and 2% due to higher selling prices. Sales also increased 1% due to improved sales volumes in our aerospace coatings and protective and marine coatings businesses and the refinish business in emerging markets, which more than offset lower volumes in architectural coatings and automotive refinish coatings in the U.S. and Europe. Volume growth in the aerospace businesses occurred throughout the world, while the majority of volume growth in protective and marine coatings occurred in Asia and North America. In the architectural coatings business, lower volumes in the stores and dealer channels were partially offset by slightly higher volumes in the national accounts channel. Segment income was $120 million for the first quarter of 2008 compared to $121 million for the same quarter in 2007. The negative impact of inflation, including higher raw material and freight costs, more than offset the benefit of higher selling prices. Segment income also decreased due to higher overhead costs to support growth in our protective and marine and automotive refinish businesses and unfavorable margin mix in automotive refinish. Factors increasing segment income were the positive impact of foreign currency translation and lower manufacturing costs.

Industrial Coatings sales increased 22% to $1,058 million for the first quarter of 2008 compared to $869 million for the first quarter of 2007. Sales increased 10% due to the acquisition of the SigmaKalon industrial coatings business, 9% due to the positive impact of foreign currency translation, and 3% from improved sales volumes. In the automotive and industrial coatings businesses, volume declines in the U.S. and Canada were more than offset by volume gains in the other regions of the world. In the packaging coatings business, volume gains in Asia more than offset volume declines in Europe. Segment income was $95 million in both the first quarter of 2008 and the first quarter of 2007. The higher sales volumes, stronger foreign currencies and the positive impact of acquisitions increased segment income. Factors reducing segment income were inflation, including higher raw material and freight costs, and higher overhead costs to support growth.

Architectural Coatings - EMEA (Europe, Middle East and Africa) is a newly formed segment comprised of about 70% of the acquired SigmaKalon sales. The segment sales for the quarter were $536 million. Historically, first quarter sales have represented about 20 percent of the annual sales of this business, and the level in 2008 reflects low-to-mid single-digit growth, year-over-year, excluding the favorable impact of currency. Segment earnings were $9 million, which included amortization expense of $16 million related to acquired intangible assets.

Optical and Specialty Materials sales increased 18% to $295 million for the first quarter of 2008 compared to $251 million for the first quarter of 2007. Sales increased 10% primarily due to higher volumes in our optical products business resulting from the launch of Transitions Optical’s next generation lens product, 6% due to the positive impact of foreign currency translation and 1% each due to increased selling prices and acquisitions. Segment income was $74 million for the first quarter of 2008 compared to $63 million for the same quarter in 2007. The increase in segment income was primarily the result of increased sales volumes partially offset by increased costs in optical products related to the Transitions Optical product launch described above and higher raw material costs in our silicas business.

Commodity Chemicals sales increased 14% to $423 million for the first quarter of 2008 compared to $371 million for the first quarter of 2007. Sales increased 12% due to higher selling prices and 1% each for improved sales volumes and stronger foreign currencies. Segment income was $68 million for the first quarter of 2008 compared to $44 million for the same quarter in 2007. Segment income increased in large part due to higher selling prices and lower manufacturing costs. The negative impact of inflation, primarily higher raw material and energy costs and higher other expenses, reduced segment income.

Glass sales increased 3% to $294 million for the first quarter of 2008 compared to $286 million for the first quarter of 2007. Sales increased 4% due to the positive impact of foreign currency translation and 1% due to higher selling prices. Lower sales volumes, particularly in our fiber glass business, reduced sales 2%. Segment income was $19 million for the first quarter of 2008 compared to $6 million for the same quarter in 2007. Segment income increased due to lower manufacturing costs and the absence of the $10 million charge incurred in 2007 to write off PPG’s investment in a Venezuelan fiber glass joint venture. Segment income was reduced by lower volume and the negative impact of inflation, which more than offset higher selling prices.

Other Factors

Income from continuing operations for the three months ended March 31, 2008 includes aftertax costs of $89 million or 54 cents a share related to the acquisition of SigmaKalon, including $66 million for the flow through cost of sales of the step up to fair value of acquired inventory and $23 million for the write-off of in-process research and development.

The effective tax rate on pre-tax earnings from continuing operations for the three months ended March 31, 2008 was 30.2%. This rate includes a tax benefit of $6 million related to the settlement with the Internal Revenue Service of our U.S. tax returns for the years 2004 and 2005. This rate also includes a tax benefit of 24% on costs related to the acquisition of SigmaKalon. The effective tax rate was 30% on the remaining pretax earnings from continuing operations.

The effective tax rate on pre-tax earnings from continuing operations for the three months ended March 31, 2007 was 22.7%. This rate included a benefit of $19 million related to the reversal of a valuation allowance previously recorded against the benefit of tax net operating loss carryforwards and a tax benefit of 39% on the adjustment to increase the current value of the Company’s obligation relating to asbestos claims under the PPG Settlement Arrangement as discussed in Note 16, “Commitments and Contingent Liabilities” under Item 1 of this Form 10-Q. The effective tax rate was 31% on the remaining pretax earnings from continuing operations.

Liquidity and Capital Resources

Cash from operating activities for the three months ended March 31, 2008 was $49 million compared with cash used for operating activities of $100 million for the comparable period of 2007. This net increase in cash from operations of $149 million was due in part to the absence in 2008 of the $100 million voluntary contribution that was made to the U.S. defined benefit pension plan in the first quarter of 2007. The other factor contributing to improved cash from operating activities in 2008 is a smaller growth in working capital compared with last year. Cash from operations and the Company’s debt capacity are expected to continue to be sufficient to fund operating activities, capital spending, including acquisitions, dividend payments, debt service, amounts due under the proposed PPG Settlement Arrangement and share repurchases.

Total current assets less total current liabilities (net working capital) was $2,457 million at March 31, 2008 as compared to $2,475 million at December 31, 2007. Accounts receivable as a percent of annualized net sales for 2008 increased to 23.1 percent from 21.4 percent in 2007. Days sales outstanding decreased to 71 days in 2008 from 72 days in 2007. Inventories as a percent of annual net sales for 2008 increased to 13.3 percent from 12.2 percent in 2007. Inventory turnover increased to 5.9 times in 2008 compared to 5.5 times in 2007.

On January 2, 2008, PPG completed the acquisition of SigmaKalon, a worldwide coatings producer based in Uithoorn, Netherlands, from global private investment firm Bain Capital (“the seller”). SigmaKalon produces architectural, protective and marine and industrial coatings and is a leading coatings supplier in Europe and other key markets across the globe, with an increasing presence in Africa and Asia. The total transaction value was approximately $3.2 billion, consisting of cash paid to the seller of $1,673 million and debt assumed of $1,517 million.

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

In December 2007, PPG issued $617 million of commercial paper and borrowed $1,056 million (€717 million) under the €1 billion bridge loan agreement. The proceeds from these borrowings were deposited into escrow in December 2007. Upon closing of the acquisition on January 2, 2008, these amounts were released from escrow and paid to the seller. Also, in January 2008, PPG borrowed $1,143 million, representing the remaining $417 million (€283 million) available under the €1 billion bridge loan agreement and $726 million (€493 million) under the €650 million revolving credit facility. The proceeds from these borrowings and cash on hand of $116 million were used to refinance $1,259 million of the $1,517 million of SigmaKalon debt outstanding on the date of acquisition. No amounts were borrowed under the $500 million bridge loan agreement, and, due to the passage of time and the specific purpose of this agreement, PPG can no longer make borrowings under this agreement.

On March 18, 2008, PPG completed a public offering of $600 million in aggregate principal amount of its 5.75% Notes due 2013 (the “2013 Notes”), $700 million in aggregate principal amount of its 6.65% Notes due 2018 (the “2018 Notes”) and $250 million in aggregate principal amount of its 7.70% Notes due 2038 (the “2038 Notes” and, together with the 2013 Notes and the 2018 Notes, the “Notes”). The Notes were offered by the Company pursuant to its existing shelf registration. The proceeds of this offering of $1,538 million (net of discount and issuance costs) and additional borrowings of $195 million under the €650 million revolving credit facility were used to repay existing debt, including certain short-term debt and the amounts outstanding under the €1 billion bridge loan. No further amounts can be borrowed under the €1 billion bridge loan. The discount and issuance costs related to the Notes, which totaled $12 million, will be amortized over the respective lives of the Notes.

The ratio of total debt, including capital leases, to total debt and equity was 50% at March 31, 2008 and 42% at December 31, 2007. The increase at March 31, 2008 is primarily due to additional debt related to the acquisition of SigmaKalon on January 2, 2008.

On August 17, 2006, the Pension Protection Act of 2006 (“PPA”) was signed into law, changing the funding requirements for our U.S. defined benefit pension plans beginning in 2008. Under the requirements of PPA, we will not have a mandatory contribution to these plans in 2008 and do not currently expect to have a mandatory contribution to these plans in 2009. However, it is possible that we will make voluntary contributions of $100 million to $200 million to our U.S. defined benefit pension plans in 2008.

Currency

During the first quarter of 2008, the U.S. dollar weakened against certain of the currencies of the countries in which PPG operates, most notably against the euro and the Polish zloty. The effects of translating the net assets of PPG’s operation denominated in non-U.S. currencies to the U.S. dollar increased consolidated net assets at March 31, 2008 by $154 million compared to December 31, 2007. Additionally, the weaker U.S. dollar as compared to the first quarter of 2007 had a favorable impact on first quarter 2008 pretax earnings of $23 million.

New Accounting Standards

Note 2, “Newly Adopted Accounting Standards,” to the accompanying condensed consolidated financial statements describes the Company’s adoption of EITF Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements,” SFAS No. 157, “Fair Value Measurements,” and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” as of January 1, 2008.

Note 3, “Other New Accounting Standards,” to the accompanying condensed consolidated financial statements describes the potential impact on PPG of accounting standards that are not yet effective, including SFAS No. 141 (revised 2007), “Business Combinations,” SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51,” EITF Issue No. 07-1, “Accounting for Collaborative Arrangements,” and SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.”

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

As of March 31, 2008 and December 31, 2007, PPG had reserves for environmental contingencies totaling $285 million and $276 million, respectively, of which $56 million and $57 million, respectively, were classified as current liabilities. Pretax charges against income for environmental remediation costs totaled $2 million and $3 million for the three months ended March 31, 2008 and 2007, respectively, and are included in “Other charges” in the accompanying condensed consolidated statement of income. Cash outlays related to such environmental remediation aggregated $2 million and $5 million for the three months ended March 31, 2008 and 2007, respectively. As part of the preliminary allocation of the SigmaKalon purchase price to the assets acquired and liabilities assumed, the liability for environmental contingencies was increased by $9 million.

In addition to the amounts currently reserved for environmental remediation, the Company may be subject to loss contingencies related to environmental matters estimated to be as much as $200 million to $300 million, which range is unchanged since December 31, 2007. Such unreserved losses are reasonably possible but are not currently considered to be probable of occurrence. This range of reasonably possible unreserved loss relates to environmental matters at a number of sites; however, about 40% of this range relates to additional costs at the former chromium manufacturing plant site and related sites in Jersey City, NJ, and about 30% relates to three operating PPG plant sites in our chemicals businesses. The loss contingencies related to these sites include significant unresolved issues such as the nature and extent of contamination at these sites and the methods that may have to be employed to remediate them.

We expect cash outlays for environmental remediation costs to be approximately $40 million in 2008 and to range from $35 million to $60 million annually through 2012. It is possible that technological, regulatory and enforcement developments, the results of environmental studies and other factors could alter our expectations with respect to charges against income and future cash outlays. Specifically, the level of expected cash outlays is highly dependent upon activity related to the former chromium manufacturing plant site in New Jersey, as PPG awaits approval of workplans that have been submitted to the applicable regulatory agencies.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. Management’s Discussion and Analysis and other sections of this Annual Report contain forward-looking statements that reflect the Company’s current views with respect to future events and financial performance.

Forward-looking statements are identified by the use of the words “aim,” “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that indicate future events and trends. Any forward-looking statement speaks only as of the date on which such statement is made and the Company undertakes no obligation to update any forward looking statement, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our reports to the Securities and Exchange Commission. Also, note the following cautionary statements.

Many factors could cause actual results to differ materially from the Company’s forward-looking statements. Such factors include increasing price and product competition by foreign and domestic competitors, fluctuations in cost and availability of raw materials, the ability to maintain favorable supplier relationships and arrangements, difficulties in integrating acquired businesses and achieving expected synergies therefrom, economic and political conditions in international markets, the ability to penetrate existing, developing and emerging foreign and domestic markets, which also depends on economic and political conditions, foreign exchange rates and fluctuations in such rates, the impact of environmental regulations, unexpected business disruptions and the unpredictability of existing and possible future litigation, including litigation that could result if PPG’s Settlement Agreement for asbestos claims does not become effective. However, it is not possible to predict or identify all such factors. Consequently, while the list of factors presented here and in the Company’s Form 10-K for the year ended December 31, 2007 under the caption “Item 1a. Risk Factors” are considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements.

Consequences of material differences in the results compared with those anticipated in the forward-looking statements could include, among other things, business disruption, operational problems, financial loss, legal liability to third parties, other factors set forth in “Item 1a Risk Factors” of the Company’s Form 10-K for the year ended December 31, 2007 and similar risks, any of which could have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Concurrent with the March 18, 2008 completion of the $1.55 billion public debt offering, PPG entered into ten U.S. dollar to euro cross currency swap contracts with a total notional amount of $1.3 billion, of which $600 million will settle on March 15, 2013 and $700 million will settle on March 15, 2018. On March 18, 2008, PPG paid the counterparties to the contracts a total of $1.3 billion and received euros, which were used to repay most of €1 billion bridge loan, which the Company employed to finance the acquisition of SigmaKalon. On settlement of the contracts, PPG will receive $1.3 billion U.S. dollars and pay euros to the counterparties to the contracts. The Company has designated these swaps as hedges of its net investment in SigmaKalon and, as a result, mark to fair value adjustments of the swaps have been and will be recorded as a component of other comprehensive income. As of March 31, 2008, the aggregate fair value of these swaps was a liability of $29 million. A 10% increase in the value of the euro to the U.S. dollar would have the effect of increasing the fair value liability amount to $154 million.

The $1.55 billion borrowings have fixed coupon rates, which increase PPG’s portfolio of fixed rate borrowings to $2.8 billion as of March 31, 2008. A 10% reduction in interest rates would have the effect of increasing the present value of the fixed rate debt obligations by $120 million; however, such changes would not have had an effect on PPG’s earnings or cash flows.

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

b. Changes in internal control. Except for the addition of the processes, systems and controls relating to the SigmaKalon Group, which was acquired on January 2, 2008, there were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company, with the assistance of outside counsel, is conducting an investigation into potential violations of the U.S. export control laws, related to the export of small quantities (approximately 1,000 gallons) of protective coatings for potential use in Pakistan in 2006. The Company has made a preliminary voluntary self disclosure of potential U.S. export control law violations to the U.S. Department of Commerce and has committed to submit a final voluntary self disclosure once its ongoing investigation is completed. The Company is cooperating fully with the U.S. Department of Commerce’s Bureau of Industry and Security and with the U.S. Department of Justice in connection with their ongoing investigation relating to this issue, and has responded to administrative subpoenas from the Commerce Department and a federal grand jury subpoena. Violations of the export control laws may result in civil, administrative or criminal fines or penalties, loss of export privileges, debarment or a combination of these penalties. At this time the Company is unable to determine the outcome of the government’s investigation or its possible effect on the Company.

Over the past several years, the Company and others have been named as defendants in several cases in various jurisdictions claiming damages related to exposure to lead and remediation of lead-based coatings applications. PPG has been dismissed as a defendant from most of these lawsuits and has never been found liable in any of these cases.

Item 1a.	Risk Factors

There were no material changes in the Company’s risk factors from the risks disclosed in the Company’s Form 10-K for the year ended December 31, 2007.

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

Under the PPG Deferred Compensation Plan for Directors, each director may elect to defer the receipt of all or any portion of the compensation paid to such director for serving as a PPG director. All deferred payments are held in the form of common stock equivalents. Payments out of the deferred accounts are made in the form of common stock of the Company (and cash as to any fractional common stock equivalent). In the first quarter of 2008, the directors, as a group, were credited with 1,042 common stock equivalents under this plan. The value of each common stock equivalent, when credited, was $59.82.

The following table summarizes the Company’s stock repurchase activity for the three months ended March 31, 2008:

Issuer Purchases of Equity Securities

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Programs (1)
January 2008
Repurchase program	10,000	$59.75	10,000	3,968,609
Other transactions (2)	3,105	70.43	—	—
February 2008
Repurchase program	—	—	—	3,968,609
Other transactions (2)	83,835	63.74	—	—
March 2008
Repurchase program	100,000	58.65	100,000	3,868,609
Other transactions (2)	3,014	59.73	—	—

Total quarter ended March 31, 2008
Repurchase program	110,000	$58.75	110,000	3,868,609

Other transactions (2)	89,954	$63.84	—	—

(1)	These shares were repurchased under a 10 million share repurchase program approved by PPG’s Board of Directors in October 2005. This program does not have an expiration date.
(2)	Includes shares withheld or certified to in satisfaction of the exercise price and/or tax withholding obligation by holders of employee stock options who exercised options and by holders of restricted stock units who vested in awards granted under the Company’s equity compensation plans.

Item 4.	Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Shareholders held on April 17, 2008 (the “Annual Meeting”), the shareholders voted on the following matters:

1.	On the matter of the election of three directors to serve for the terms indicated in the proxy statement relating to the Annual Meeting, the vote was as follows:

Nominees	Votes For	Votes Withheld
Hugh Grant	132,449,699	2,997,508
Michele J. Hooper	130,493,790	4,953,417
Robert Mehrabian	130,887,334	4,559,873

There were no broker non-votes with respect to this matter. Each of the nominees was elected to serve as a director for the terms indicated in the proxy statement relating to the Annual Meeting.

The following directors did not stand for re-election at the Annual Meeting (the year in which each director’s term expires is indicated in parenthesis): Charles E. Bunch (2009), Robert Ripp (2009), Thomas J. Usher (2009), David R. Whitwam (2009), James G. Berges (2010), Victoria F. Haynes (2010) and Martin H. Richenhagen (2010).

2.	On the matter of the proposal endorsing the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for 2008, the vote was as follows:

Votes For	Votes Against	Votes Abstain
131,485,811	2,582,801	1,378,595

There were no broker non-votes with respect to this matter.

Item 6.	Exhibits

(a) See the Index to Exhibits on Page 46.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PPG INDUSTRIES, INC.
(Registrant)

Date:	April 28, 2008	By	/s/ W. H. Hernandez
W. H. Hernandez Senior Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

PPG Industries Inc. and Consolidated Subsidiaries

Index to Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q.

4.1	Indenture, dated as of March 18, 2008, between PPG Industries, Inc. and The Bank of New York Trust Company, N.A., filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 18, 2008.

4.2	Supplemental Indenture, dated as of March 18, 2008, between PPG Industries, Inc. and The Bank of New York Trust Company, N.A., filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 18, 2008.

†12	Computation of Ratio of Earnings to Fixed Charges for the Three Months Ended March 31, 208 and for the Five Years Ended December 31, 2007.

†31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.