Form 10-Q
period 2008-06-30
PPG INDUSTRIES INC
filed 2008-07-28
CIK 79879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2008	Commission File Number 1-1687

PPG INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	25-0730780
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One PPG Place, Pittsburgh, Pennsylvania	15272
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated flier	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐            No  ☒

As of June 30, 2008, 164,122,832 shares of the Registrant’s common stock, par value $1.66-2/3 per share, were outstanding.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Income (Unaudited)

(Millions, except per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Net sales	$4,474	$3,155	$8,436	$6,043
Cost of sales, exclusive of depreciation and amortization (Note 4)	2,829	2,001	5,425	3,864
Selling, general and administrative (Note 5)	936	564	1,805	1,101
Depreciation (Note 5)	128	88	235	174
Research and development	118	87	230	170
Interest expense	65	23	131	45
Amortization (Note 7)	37	15	71	29
Asbestos settlement – net (Note 16)	4	8	4	17
In-process research and development (Note 4)	—	—	23	—
Other charges	10	11	16	35
Other earnings	(47)	(40)	(81)	(66)

Income before income taxes and minority interest	394	398	577	674
Income tax expense	116	125	173	191
Minority interest	28	23	54	41

Income from continuing operations, net of tax	250	250	350	442
(Loss) income from discontinued operations, net of tax (Note 1)	—	(1)	—	1

Net income	$250	$249	$350	$443

Earnings per common share (Note 9):
Income from continuing operations	$1.52	$1.51	$2.13	$2.68
(Loss) income from discontinued operations (Note 1)	$—	$—	$—	$0.01

Net income	$1.52	$1.51	$2.13	$2.69

Earnings per common share – assuming dilution (Note 9):
Income from continuing operations	$1.51	$1.50	$2.12	$2.66
(Loss) income from discontinued operations (Note 1)	$—	$—	$—	$0.01

Net income	$1.51	$1.50	$2.12	$2.67

Dividends per common share	$0.52	$0.50	$1.04	$1.00

The accompanying notes to the condensed consolidated financial statements are an integral part of this consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheet (Unaudited)

	June 30, 2008	Dec. 31, 2007
	(Millions)
Assets
Current assets:
Cash and cash equivalents	$266	$526
Cash held in escrow (Note 4)	12	1,706
Receivables (less allowance for doubtful accounts of $106 million and $51 million)	3,907	2,522
Inventories (Note 6)	2,124	1,532
Other	782	655

Total current assets	7,091	6,941

Property (less accumulated depreciation of $6,373 million and $6,116 million)	3,363	2,578
Investments	395	370
Goodwill (Note 7)	2,874	1,507
Identifiable intangible assets (Note 7)	1,725	614
Other assets	759	619

Total	$16,207	$12,629

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt and current portion of long-term debt (Note 8)	$816	$1,819
Asbestos settlement (Note 16)	613	593
Accounts payable and accrued liabilities	3,316	2,220

Total current liabilities	4,745	4,632

Long-term debt (Note 8)	3,440	1,201
Asbestos settlement (Note 16)	296	324
Deferred income taxes	618	164
Accrued pensions	615	396
Other postretirement benefits	931	997
Other liabilities	744	603

Total liabilities	11,389	8,317

Commitments and contingent liabilities (Note 16)
Minority interest	194	161

Shareholders’ equity:
Common stock	484	484
Additional paid-in capital	561	553
Retained earnings (Note 2)	8,141	7,963
Treasury stock	(4,262)	(4,267)
Accumulated other comprehensive loss (Note 12)	(300)	(582)

Total shareholders’ equity	4,624	4,151

Total	$16,207	$12,629

The accompanying notes to the condensed consolidated financial statements are an integral part of this consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows (Unaudited)

	Six Months Ended June 30
	2008	2007
	(Millions)
Cash from operating activities – continuing operations	$359	$226
Cash used in operating activities – discontinued operations	—	(1)

Cash from operating activities	359	225

Investing activities:
Capital spending
Additions to property and long-term investments	(146)	(181)
Business acquisitions, net of cash balances acquired (2008 - $136; 2007 - $5) (Note 4)	(1,584)	(172)
Reductions of other property and investments	29	26
Deposits of cash into escrow	(3)	(44)
Release of cash held in escrow (Note 4)	1,700	—

Cash used for investing activities – continuing operations	(4)	(371)
Cash used for investing activities – discontinued operations	—	(3)

Cash used for investing activities	(4)	(374)

Financing activities:
Borrowings to refinance acquired SigmaKalon debt (Note 8)	1,143	—
Repayment of acquired SigmaKalon debt (Note 8)	(1,259)	—
Proceeds from issuance of notes (net of discount and issuance costs) (Note 8)	1,538	—
Repayment of bridge loan (Note 8)	(1,557)	—
Net change in borrowings with maturities of three months or less	(386)	122
Proceeds from other short-term debt	287	39
Repayment of other short-term debt	(279)	(73)
Proceeds from (repayment of) other long-term debt	7	(21)
Proceeds from termination of interest rate swaps (Note 14)	40	—
Repayment of loans by employee stock ownership plan	—	19
Purchase of treasury stock	(6)	(177)
Issuance of treasury stock	8	139
Dividends paid	(171)	(165)

Cash used for financing activities – continuing operations	(635)	(117)
Cash used for financing activities – discontinued operations	—	—

Cash used for financing activities	(635)	(117)

Effect of currency exchange rate changes on cash and cash equivalents	20	4

Net decrease in cash and cash equivalents	(260)	(262)

Cash and cash equivalents, beginning of period	526	443

Cash and cash equivalents, end of period	$266	$181

The accompanying notes to the condensed consolidated financial statements are an integral part of this consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

The condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position of PPG Industries, Inc. and subsidiaries (the “Company” or “PPG”) as of June 30, 2008, and the results of their operations for the three and six months ended June 30, 2008 and 2007, and their cash flows for the six months then ended. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in PPG’s Annual Report on Form 10-K for the year ended December 31, 2007.

On July 8, 2008, the Company announced that it had entered into an agreement to divest its automotive OEM glass and automotive replacement glass and services businesses (“automotive glass and services business”). PPG will receive cash and a minority ownership interest of approximately 40% in the new company formed by the buyer. In accordance with the requirements of Statement of Financial Accounting Standards, (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of the automotive glass and services business were reported as discontinued operations beginning in September 2007 and, now, because of the continuing involvement arising from the 40% equity interest, the business has been reclassified into continuing operations in the company’s current and historical financial statements and is reported as part of the Glass reportable segment. See Note 5, “Divestiture of Automotive Glass and Services Business” for additional information.

In the third quarter of 2007, PPG entered into an agreement to sell its fine chemicals business to ZaCh System S.p.A., a subsidiary of Zambon Company S.p.A., for approximately $65 million. The sale of this business was completed in November 2007. The results of operations and cash flows of this business, which had previously been included in the Optical and Specialty Materials reportable segment, have been classified as discontinued operations in the accompanying condensed consolidated statements of income for the three and six months ended June 30, 2007 and the accompanying condensed consolidated statement of cash flows for the six months then ended. Sales of the fine chemicals business were $18 million and $47 million for the three and six months ended June 30, 2007, respectively.

On January 2, 2008 the Company completed the acquisition of the SigmaKalon Group (“SigmaKalon”) which resulted in the release of $1,673 million cash held in escrow and paid to the seller. The assets acquired included cash of $136 million. See Note 4, “Acquisitions” for additional information.

The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year.

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

The Company’s financial assets and liabilities that are reported at fair value in the accompanying condensed consolidated balance sheet, as of June 30, 2008, were as follows:

(Millions)	Level 1	Level 2	Level 3	Total
Other current assets:
Foreign currency contracts	$—	$7	$—	$7
Equity forward arrangement	—	7	—	7
Natural gas swap contracts	—	83	—	83
Marketable equity securities	4	—	—	4
Investments:
Marketable equity securities	74	3	—	77
Other assets:
Natural gas swap contracts	—	43	—	43
Interest rate swaps	—	1	—	1
Accounts payable and accrued liabilities:
Foreign currency contracts	—	4	—	4
Other liabilities:
Foreign currency contracts	—	6	—	6
Cross currency swaps	—	26	—	26
Interest rate swaps	—	1	—	1

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)), which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting (formerly known as the purchase method of accounting), but SFAS No. 141(R) changes the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with an exception related to the accounting for valuation allowances on deferred taxes and acquired tax contingencies related to acquisitions completed before the effective date. SFAS No. 141(R) amends SFAS No. 109 to require adjustments, made after the effective date of this statement, to valuation allowances for acquired deferred tax assets and income tax positions to be recognized as income tax expense. Beginning January 1, 2009, PPG will apply the provisions of SFAS No. 141(R) to its accounting for applicable business combinations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS No. 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R). This statement requires changes in the parent’s ownership interest in consolidated subsidiaries to be accounted for as equity transactions. This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. We are currently evaluating the effects that SFAS No. 160 may have on our consolidated financial statements.

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

During the six months ended June 30, 2008, PPG spent $1,584 million on acquisitions (net of cash acquired of $136 million), including purchase price adjustments related to 2007 acquisitions. Most of this spending was related to the January 2, 2008 acquisition of SigmaKalon, a worldwide coatings producer based in Uithoorn, Netherlands, from global private investment firm Bain Capital (“the seller”). SigmaKalon produces architectural, protective and marine and industrial coatings and is a leading coatings supplier in Europe and other key markets across the globe, with an increasing presence in Africa and Asia. SigmaKalon sells coatings through a combination of approximately 500 company-owned stores, home centers, paint dealers, independent distributors, and directly to customers. The results of SigmaKalon have been included in PPG’s consolidated results of operations from January 2, 2008 onward.

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

The preliminary purchase price allocation for the SigmaKalon acquisition was recorded in the first quarter of 2008. Adjustments to the purchase price allocation were recorded in the second quarter of 2008 and further adjustments are expected as the Company finalizes estimates related to acquired assets and liabilities. The Company expects to obtain final valuations of identifiable intangible assets in the third quarter of 2008; however, no significant adjustment is expected. Additionally, the Company expects to obtain final valuations of fixed assets in the third quarter of 2008. The Company expects to finalize plans for achieving cost synergies associated with the acquisition later in 2008.

The purchase price allocation is expected to be finalized by December 31, 2008. The following table summarizes the preliminary estimated fair value of assets acquired and liabilities assumed as a result of the acquisition:

(Millions)
Current assets (including cash of $136)	$1,443
Property, plant, and equipment	784
Customer-related intangibles	677
Trade names	278
Acquired technology	122
Goodwill (non-deductible)	1,226
Other	100

Total assets	4,630
Short-term debt	(1,507)
Current liabilities	(757)
Long-term debt	(10)
Deferred taxes	(452)
Other long-term liabilities	(254)

Net assets	1,650
In-process research and development	23

Total purchase price	$1,673

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

Goodwill has preliminarily been allocated to PPG’s reportable segments as follows: $1,073 million to Architectural Coatings – EMEA, $93 million to Performance Coatings (protective and marine operating segment) and $60 million to Industrial Coatings (industrial operating segment).

The step up to fair value of acquired inventory as part of the preliminary purchase price allocation totaled $94 million. This amount was included in cost of sales, exclusive of depreciation and amortization, in the accompanying condensed consolidated statement of income for the six months ended June 30, 2008 as the related inventory was sold to customers in the first quarter of 2008. The amount allocated to in-process research and development was charged to expense in the first quarter of 2008.

The following information reflects the results of PPG’s operations for the three and six months ended June 30, 2007 on a pro forma basis as if the acquisition of SigmaKalon had been completed on January 1, 2007. The unaudited pro forma financial information was prepared to give pro forma effect to events that are 1) directly attributable to the acquisition, 2) factually supportable and 3) expected to have a continuing impact on the combined results. Pro forma adjustments have been made to illustrate the incremental impact on earnings of interest costs on the borrowings to acquire SigmaKalon, amortization expense related to acquired intangible assets of SigmaKalon, and the tax benefit associated with the incremental interest costs and amortization expense. The following unaudited pro forma information does not include certain cost savings or operating synergies (or costs associated with realizing such savings or synergies) that may result from the acquisition. Amounts preliminarily allocated to goodwill may change and amounts allocated to intangible assets with finite lives may change, which could result in a change to amortization expense related to acquired intangible assets from that which is estimated in the following unaudited pro forma information.

Condensed Consolidated Pro Forma Information (unaudited)	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
(Millions, except per share amounts)
Net sales	$4,184	$7,459
Net income	$276	$445
Earnings per common share	$1.67	$2.70
Earnings per common share – assuming dilution	$1.67	$2.69

The unaudited pro forma information is provided for illustrative purposes only and does not purport to represent what PPG’s consolidated results of operations would have been had the transaction actually occurred as of January 1, 2007, and does not purport to project PPG’s future consolidated results of operations.

During the six months ended June 30, 2007, the Company spent $172 million on acquisitions (net of cash acquired of $5 million), including purchase price adjustments related to 2006 acquisitions. In January, the Company acquired the architectural and industrial coatings businesses of Renner Sayerlack, S.A., Gravatai, Brazil, to expand its coatings businesses in Latin America. The acquired business operates manufacturing plants in Brazil, Chile, and Uruguay and each plant also serves as a distribution center. The purchase price allocation resulted in an excess of purchase price over the fair value of net assets acquired, which has been reflected as an addition to goodwill.

5.	Divestiture of Automotive Glass and Services Business

During the third quarter of 2007, the Company entered into an agreement to sell its automotive glass and services business to Platinum Equity (“Platinum”) for approximately $500 million. Accordingly, the assets and liabilities of this business were classified as held for sale and the results of operations and cash flows of this business were classified as discontinued operations. In the fourth quarter of 2007, PPG was notified that affiliates of Platinum had filed suit in the Supreme Court of the State of New York, County of New York, alleging that Platinum was not obligated to consummate the agreement. Platinum also terminated the agreement. PPG has sued Platinum and certain of its affiliates for damages, including the $25 million breakup fee stipulated by the terms of the agreement, based on various alleged actions of the Platinum parties. While the transaction with Platinum was terminated, PPG management remained committed to a sale of the automotive glass and services business and continued to classify its assets and liabilities as held for sale and its operations and cash flows as discontinued operations through the first quarter of 2008.

In July 2008, PPG entered into an agreement with affiliates of Kohlberg & Company, LLC, under which PPG will divest the automotive glass and services business to a new company formed by affiliates of Kohlberg. PPG will receive $330 million in gross cash proceeds and a minority interest of approximately 40 percent in the new company. PPG expects to record a slight gain upon the closing of the transaction, which is expected in the third quarter of 2008. As PPG will hold an ownership interest in the newly-formed company, the accounting requirements of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” for classifying the business as assets held for sale and reporting its results of operations and cash flows as discontinued operations have no longer been met. As such, the assets and liabilities of the business are now classified as held for use in the accompanying condensed consolidated balance sheet as of June 30, 2008 and December 31, 2007, and the results of operations and cash flows of the business have been classified as continuing operations in the accompanying condensed consolidated statements of income for the three and six months ended June 30, 2008 and 2007, and cash flows for the six month periods then ended. After completing the divestiture, PPG will account for its remaining interest in the new company under the equity method of accounting. PPG will retain certain liabilities for pension and post-employment benefits earned for service up to the date of divestiture.

In the second quarter of 2008, as a result of the reclassification of the automotive glass and services business to continuing operations, PPG recorded a one-time, non-cash charge of $17 million ($11 million aftertax) to reflect a catch-up of depreciation expense, which was suspended when the business was classified as a discontinued operation. Additionally, in the second quarter of 2008, PPG recorded a charge of $19 million ($12 million aftertax) for special termination benefits and a pension curtailment loss relating to the impact of benefit changes, including accelerated vesting, negotiated as part of the pending sale. This charge is included in selling, general and administrative expenses in the accompanying condensed consolidated statement of income for the three and six months ended June 30, 2008.

6.	Inventories

Inventories as of June 30, 2008 and December 31, 2007 are detailed below.

	June 30, 2008	Dec. 31, 2007
	(Millions)
Finished products	$1,313	$937
Work in process	170	131
Raw materials	493	323
Supplies	148	141

Total	$2,124	$1,532

Most domestic and certain foreign inventories are valued using the last-in, first-out method. If the first-in, first-out method of inventory valuation had been used, inventories would have been $249 million and $234 million higher as of June 30, 2008 and December 31, 2007, respectively.

7.	Goodwill and Other Identifiable Intangible Assets

The change in the carrying amount of goodwill attributable to each reportable segment for the six months ended June 30, 2008 was as follows:

	Performance Coatings	Industrial Coatings	Architectural Coatings - EMEA	Optical and Specialty Materials	Glass	Total
	(Millions)
Balance, December 31, 2007	$1,051	$310	$—	$57	$89	$1,507
Goodwill from acquisitions (Note 4)	94	61	1,073	2	—	1,230
Currency translation	43	12	75	4	3	137

Balance, June 30, 2008	$1,188	$383	$1,148	$63	$92	$2,874

The carrying amount of acquired trademarks with indefinite lives as of June 30, 2008 and December 31, 2007 totaled $364 million and $144 million, respectively. The amount at June 30, 2008 includes $220 million related to the SigmaKalon acquisition.

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and are detailed below.

	June 30, 2008			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(Millions)
Acquired technology	$532	$(185)	$347	$392	$(164)	$228
Customer-related intangibles	1,080	(180)	900	334	(131)	203
Trade names	127	(22)	105	55	(24)	31
Other	29	(20)	9	25	(17)	8

Balance	$1,768	$(407)	$1,361	$806	$(336)	$470

Most of the increase in the gross carrying amount of identifiable intangible assets from December 31, 2007 to June 30, 2008 is the result of the SigmaKalon acquisition and the impact of foreign currency changes.

Aggregate amortization expense related to these identifiable intangible assets for the three and six months ended June 30, 2008 was $37 million and $71 million, respectively, and for the three and six months ended June 30, 2007 was $15 million and $29 million, respectively. As of June 30, 2008, estimated future amortization expense of identifiable intangible assets, which is subject to change pending the final purchase price allocation for the acquisition of SigmaKalon, is as follows: $68 million for the remaining two quarters of 2008 and $135 million, $134 million, $125 million, $121 million and $120 million in 2009, 2010, 2011, 2012 and 2013, respectively.

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

9.	Earnings Per Common Share

The following table presents the earnings per common share calculations for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended June 30		Six Months Ended June 30
(Millions, except per share amounts)	2008	2007	2008	2007
Earnings per common share
Income from continuing operations	$250	$250	$350	$442
(Loss) income from discontinued operations	—	(1)	—	1

Net Income	$250	$249	$350	$443

Weighted average common shares outstanding	164.6	164.8	164.5	164.7

Earnings per common share:
Income from continuing operations	$1.52	$1.51	$2.13	$2.68
(Loss) income from discontinued operations	—	—	—	0.01

Net Income	$1.52	$1.51	$2.13	$2.69

Earnings per common share - assuming dilution
Income from continuing operations	$250	$250	$350	$442
(Loss) income from discontinued operations	—	(1)	—	1

Net Income	$250	$249	$350	$443

Weighted average common shares outstanding	164.6	164.8	164.5	164.7

Effect of dilutive securities:
Stock options	0.5	1.1	0.6	0.9
Other stock compensation plans	0.5	0.5	0.6	0.5

Potentially dilutive common shares	1.0	1.6	1.2	1.4

Adjusted weighted average common shares outstanding	165.6	166.4	165.7	166.1

Earnings per common share - assuming dilution:
Income from continuing operations	$1.51	$1.50	$2.12	$2.66
(Loss) income from discontinued operations	—	—	—	0.01

Net Income	$1.51	$1.50	$2.12	$2.67

Excluded from the computation of diluted earnings per share due to their antidilutive effect were 3.2 million and 3.0 million outstanding stock options for the three and six months ended June 30, 2008, and 0.2 million and 0.9 million outstanding stock options for the three and six months ended June 30, 2007.

10.	Income Taxes

The Company files federal, state and local income tax returns in numerous domestic and foreign jurisdictions. In most tax jurisdictions, returns are subject to examination by the relevant tax authorities for a number of years after the returns have been filed. The Company is no longer subject to examinations by tax authorities in any major tax jurisdiction for years before 2001. Additionally, the Internal Revenue Service (“IRS”) has completed its examination of the Company’s U.S. federal income tax returns filed for years through 2005. During the first quarter of 2008, the Company recorded a tax benefit of $6 million related to the settlement with the IRS of our U.S. tax returns for the years 2004 and 2005.

11.	Pensions and Other Postretirement Benefits

The net periodic benefit costs for the three and six months ended June 30, 2008 and 2007 were as follows:

	Pensions
	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
	(Millions)
Service cost	$19	$17	$40	$36
Interest cost	66	53	131	105
Expected return on plan assets	(74)	(67)	(148)	(132)
Amortization of prior service cost	2	4	5	7
Amortization of actuarial losses	18	21	33	41
Special termination benefits and curtailment (Note 5)	18	—	18	—

Net periodic pension cost	$49	$28	$79	$57

On August 17, 2006, the Pension Protection Act of 2006 (“PPA”) was signed into law, changing the funding requirements for our U.S. defined benefit pension plans beginning in 2008. Under the requirements of PPA, we will not have a mandatory contribution to these plans in 2008. However, we expect to make voluntary contributions of $50 million to $100 million to our U.S. defined benefit pension plans in 2008.

We expect to make mandatory contributions to our non-U.S. plans in 2008 of approximately $85 million, of which approximately $50 million was contributed as of June 30, 2008.

The net periodic other postretirement benefit costs for the three and six months ended June 30, 2008 and 2007 were as follows:

	Other Postretirement Benefits
	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
	(Millions)
Service cost	$5	$5	$12	$12
Interest cost	16	16	33	32
Amortization of prior service cost	(4)	(2)	(9)	(5)
Amortization of actuarial losses	8	9	15	17
Special termination benefits (Note 5)	1	—	1	—

Net periodic other postretirement benefit cost	$26	$28	$52	$56

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

The underfunded status at June 30, 2008 of the defined benefit pension and other postretirement benefit plans covering employees of the automotive glass and services business totaled $38 million and $232 million, respectively, and is recognized in the condensed consolidated balance sheet. These obligations are being retained by PPG under the terms of the agreement to divest this business. The projected benefit obligation and accumulated plan benefit obligation at June 30, 2008 related to these plans included $207 million and $73 million, respectively, of accumulated net actuarial losses that have been recognized with a charge to accumulated other comprehensive loss and have not yet been reflected in net periodic benefit cost.

We estimate that the net periodic benefit costs related to the retained liabilities will total approximately $27 million in 2009, which is a reduction of approximately $8 million from the current level of annual benefit cost.

12.	Comprehensive Income

Total comprehensive income for the three and six months ended June 30, 2008 and 2007 was as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
	(Millions)
Net income	$250	$249	$350	$443
Other comprehensive income, net of tax:
Pension and other postretirement benefits	(19)	(14)	(1)	(14)
Currency translation adjustment	48	72	202	115
Unrealized losses on marketable securities	(1)	(2)	(2)	(2)
Net change – derivatives (Note 13)	50	(11)	83	8

	78	45	282	107

Total comprehensive income	$328	$294	$632	$550

13.	Derivative Financial Instruments and Hedge Activities

PPG’s policies do not permit speculative use of derivative financial instruments. PPG uses derivative instruments to manage its exposure to fluctuating natural gas prices through the use of natural gas swap contracts. PPG also uses forward currency and option contracts as hedges against its exposure to variability in exchange rates on short-term intercompany borrowings and cash flows denominated in foreign currencies and to translation risk. PPG uses foreign denominated debt to hedge investments in foreign operations. Interest rate swaps are used to manage the Company’s exposure to changing interest rates. PPG held interest rate swaps that effectively converted $125 million and $275 million of fixed rate notes to variable debt at June 30, 2008 and December 31, 2007, respectively. PPG also uses an equity forward arrangement to hedge a portion of our exposure to changes in the fair value of PPG stock that is to be contributed to the asbestos settlement trust as discussed in Note 16, “Commitments and Contingent Liabilities.”

Concurrent with the public offering of the Company’s Notes, on March 18, 2008, PPG entered into ten U.S. dollar to euro cross currency swap contracts with a total notional amount of $1.3 billion, of which $600 million will settle on March 15, 2013 and $700 million will settle on March 15, 2018. PPG paid the counterparties to the contracts a total of $1.3 billion and received euros, which were used to repay most of the €1 billion bridge loan, which the Company employed to finance the acquisition of SigmaKalon. On settlement of the contracts, PPG will receive $1.3 billion U.S. dollars and pay euros to the counterparties to the contracts. The Company has designated these swaps as hedges of its net investment in SigmaKalon and, as a result, mark to fair value adjustments of the swaps have been and will be recorded as a component of other comprehensive income. As of June 30, 2008, the aggregate fair value of these swaps was a liability of $26 million.

During the first six months of 2008, other comprehensive income included a net gain due to derivatives of $83 million, net of tax. This gain was comprised of realized losses of $1 million and unrealized gains of $82 million. The realized losses related to the settlement during the period of foreign currency contracts and interest rate swaps owned by one of the Company’s investees accounted for under the equity method of accounting, offset in part by gains realized from the settlement of natural gas contracts. The unrealized gains related to the change in fair value of the natural gas contracts, partially offset by unrealized losses on interest rate swaps owned by one of the Company’s investees accounted for under the equity method of accounting and foreign currency contracts.

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

In November 2002, PPG entered into a one-year renewable equity forward arrangement with a bank in order to partially mitigate the impact of changes in the fair value of PPG stock that is to be contributed to the asbestos settlement trust as discussed in Note 16. This instrument, which has been renewed, is recorded at fair value as an asset or liability and changes in the fair value of this instrument are reflected in “Asbestos settlement – net” in the condensed consolidated statement of income. The fair value of this instrument as of June 30, 2008 and December 31, 2007 was a current asset of $6 million and $18 million, respectively. PPG recorded a loss of $3 million and $12 million for the three and six months ended June 30, 2008 and a gain of $5 million and $10 million for the three and six months ended June 30, 2007, respectively, for the change in fair value of this instrument.

14.	Cash Flow Information

Cash payments for interest were $110 million and $57 million for the six months ended June 30, 2008 and 2007, respectively. Net cash payments for income taxes for the six months ended June 30, 2008 and 2007 were $137 million and $185 million, respectively.

In the first quarter of 2008, PPG terminated two interest rate swaps, including one that was acquired in the SigmaKalon transaction. PPG received proceeds of $40 million in terminating these swaps, which amount is included as cash from financing activities in the accompanying condensed consolidated statement of cash flows for the six months ended June 30, 2008.

15.	Stock-Based Compensation

The Company’s stock-based compensation includes stock options, restricted stock units (“RSUs”) and grants of contingent shares that are earned based on achieving targeted levels of total shareholder return. All current grants of stock options, RSUs and contingent shares are made under the PPG Industries, Inc. Omnibus Incentive Plan (“PPG Omnibus Plan”). Shares available for future grants under the PPG Omnibus Plan were 7.4 million as of June 30, 2008.

Total stock-based compensation cost was $6 million and $15 million for the three and six months ended June 30, 2008, respectively, and $9 million and $18 million for the three and six months ended June 30, 2007, respectively. The total income tax benefit recognized in the income statement related to the stock-based compensation was $3 million for the three months ended June 30, 2008 and 2007 and $6 million for the six months ended June 30, 2008 and 2007.

Stock Options

PPG has outstanding stock option awards that have been granted under two stock option plans: the PPG Industries, Inc. Stock Plan (“PPG Stock Plan”) and the PPG Omnibus Plan. Under the PPG Omnibus Plan and the PPG Stock Plan, certain employees of the Company have been granted options to purchase shares of common stock at prices equal to the fair market value of the shares on the date the options were granted. The options are generally exercisable beginning from six to 48 months after being granted and have a maximum term of 10 years. Upon exercise of a stock option, shares of Company stock are issued from treasury stock. The PPG Stock Plan includes a restored option provision for options originally granted prior to January 1, 2003 that allows an optionee to exercise options and satisfy the option price by certifying ownership of mature shares of PPG common stock with equivalent market value.

On July 1, 1998, under the PPG Challenge 2000 Stock Plan, the Company granted to substantially all active employees of the Company and its majority owned subsidiaries the option to purchase 100 shares of common stock at its then fair market value of $70 per share. The options became exercisable on July 1, 2003 and expired on June 30, 2008. A total of 1.2 million options expired on this date.

On February 20, 2008, PPG granted 714,220 stock options from the PPG Omnibus Plan, at a weighted average exercise price of $63.64 per share. The weighted average fair value of options granted was $13.29 per share.

The fair value of stock options issued to employees is measured on the date of grant and is recognized as expense over the requisite service period. PPG estimates the fair value of stock options using the Black-Scholes option pricing model. The risk-free interest rate is determined by using the U.S. Treasury yield curve at the date of the grant and using a maturity equal to the expected life of the option. The expected life of options is calculated using the average of the vesting term and the maximum term, as prescribed by SEC Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment,” as amended by SAB No. 110. This method is used as the vesting terms of stock options were changed in 2004 to a three year vesting term, and as a result, the historical exercise data does not provide a reasonable basis upon which to estimate the expected life of options. The expected dividend yield and volatility are based on historical stock prices and dividend amounts over past time periods equal in length to the expected life of the options. The fair value of the February 20, 2008 grant was calculated with the following weighted average assumptions:

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

Contingent Share Grants

The Company also provides grants of contingent shares to selected key executives that may be earned based on PPG total shareholder return over the three-year period following the date of grant. Contingent share grants (“TSR”) are made annually and are paid out at the end of each three-year period based on the Company’s performance. For awards granted in 2006 and 2007, performance is measured by determining the percentile rank of the total shareholder return of PPG common stock (stock price plus accumulated dividends) in relation to the total shareholder return of the S&P 500 and the S&P 500 Materials sector for the three-year period following the date of grant. For awards granted in 2008, performance is measured by determining the percentile rank of the total shareholder return of PPG common stock in relation to the total shareholder return of the S&P 500 for the three-year period following the date of grant. The payment of awards following the three-year award period will be based on performance achieved in accordance with the scale set forth in the plan agreement and may range from 0% to 220% of the initial grant. A payout of 100% is earned if the target performance is achieved. Contingent share awards earn dividend equivalents during the three-year award period, which are credited to participants in the form of common stock equivalents. Any payments made at the end of the award period may be in the form of stock, cash or a combination of both. The TSR awards qualify as liability awards, and compensation expense is recognized over the three-year award period based on the fair value of the awards (giving consideration to the Company’s percentile rank of total shareholder return) remeasured in each reporting period until settlement of the awards.

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

Legacy Antitrust Matters

The Company has been named as a defendant, along with various other co-defendants, in a number of antitrust lawsuits filed in federal and state courts. These suits allege that PPG acted with competitors to fix prices and allocate markets in the flat glass and automotive refinish industries. The plaintiffs in these cases are seeking economic and, in certain cases, treble damages and injunctive relief. As described below, we have either settled or agreed to settle the most significant of these legacy cases.

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

Class action lawsuits that mimic the federal class action were filed in five states (California, Maine, Massachusetts, Tennessee and Vermont) pursuant to state statutes on behalf of indirect purchasers of automotive refinish products. A similar suit brought in a federal court in New York City was dismissed on May 8, 2007. In the fourth quarter of 2007, the case in Tennessee was dismissed. PPG believes that there was no wrongdoing on its part, and believes it has meritorious defenses to the independent state court cases. Notwithstanding the foregoing, to avoid the ongoing expense of protracted litigation, as well as the risks and uncertainties associated with complex litigation, PPG has agreed to settle the cases in California, Maine, Massachusetts and Vermont.

New Antitrust Matters

Several complaints have been filed in different Federal Courts naming PPG and other flat glass producers as defendants in purported antitrust class actions. A handful of complaints where PPG is not named have been filed in additional Federal Courts. The complaints allege that the defendants conspired to fix, raise, maintain and stabilize the price and the terms and conditions of sale of flat glass in the United States in violation of federal antitrust laws. In June 2008, these cases were consolidated into one Federal Court class action in Pittsburgh, Pa. Many allegations in the complaints are similar to those raised in recently concluded proceedings in Europe in which fines were levied against other flat glass producers arising out of alleged antitrust violations. PPG was not involved in any of the proceedings in Europe. PPG divested its European flat glass business in 1998. PPG is aware of no wrongdoing or conduct on its part that violated any antitrust laws and it intends to vigorously defend its position.

Asbestos Matters

For over 30 years, PPG has been a defendant in lawsuits involving claims alleging personal injury from exposure to asbestos. Most of PPG’s potential exposure relates to allegations by plaintiffs that PPG should be liable for injuries involving asbestos-containing thermal insulation products manufactured and distributed by Pittsburgh Corning Corporation (“PC”). PPG and Corning Incorporated are each 50% shareholders of PC. PPG has denied responsibility for, and has defended, all claims for any injuries caused by PC products. As of June 30, 2008, PPG was one of many defendants in numerous asbestos-related lawsuits involving approximately 114,000 open claims served on PPG.

Background of PC Bankruptcy Plan of Reorganization

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

On March 28, 2003, Corning Incorporated announced that it had separately reached its own arrangement with the representatives of asbestos claimants for the settlement of certain asbestos claims against Corning and PC (the “Corning Settlement Arrangement”).

The terms of the PPG Settlement Arrangement and the Corning Settlement Arrangement were incorporated into a bankruptcy reorganization plan for PC along with a disclosure statement describing the plan, which PC filed with the Bankruptcy Court on April 30, 2003. Amendments to the plan and disclosure statement were subsequently filed. On November 26, 2003, after considering objections to the second amended disclosure statement and plan of reorganization, the Bankruptcy Court entered an order approving such disclosure statement and directing that it be sent to creditors, including asbestos claimants, for voting. In March 2004, the second amended PC plan of reorganization received the required votes to approve the plan with a channeling injunction for present and future asbestos claimants under § 524(g) of the Bankruptcy Code. After voting results for the second amended plan were received, the Bankruptcy Court judge conducted a hearing regarding the fairness of the settlement, including whether the plan would be fair with respect to present and future claimants, whether such claimants would be treated in substantially the same manner, and whether the protection provided to PPG and its participating insurers would be fair in view of the assets they would convey to the asbestos settlement trust (the “Trust”) to be established as part of the plan. At that hearing, creditors and other parties in interest raised objections to the second amended PC plan of reorganization. Following that hearing, the Bankruptcy Court scheduled oral arguments for the contested items.

The Bankruptcy Court heard oral arguments on the contested items on November 17-18, 2004. At the conclusion of the hearing, the Bankruptcy Court agreed to consider certain post-hearing written submissions. In a further development, on February 2, 2005, the Bankruptcy Court established a briefing schedule to address whether certain aspects of a decision of the U.S. Third Circuit Court of Appeals in an unrelated case have any applicability to the PC plan of reorganization. Oral arguments on these matters were subsequently held in March 2005. During an omnibus hearing on February 28, 2006, the Bankruptcy Court judge stated that she was prepared to rule on the PC plan of reorganization in the near future, provided certain amendments were made to the plan. Those amendments were filed, as directed, on March 17, 2006. After further conferences and supplemental briefings, the Court heard oral arguments on July 21, 2006 during an omnibus hearing.

On December 21, 2006, the Bankruptcy Court issued a ruling denying confirmation of the second amended PC plan of reorganization, which incorporated the terms of the PPG Settlement Arrangement. Several parties in interest, including PPG, filed motions for reconsideration and/or to alter or amend the December 21, 2006 ruling. Oral argument on the motions was held on March 5, 2007, but no decision has been rendered by the Bankruptcy Court to date. The Bankruptcy Court may adhere to its December 21, 2006 decision, may alter that decision and confirm the plan or may amend the decision in a manner that may provide further guidance on how the plan could be modified and become confirmable in the Bankruptcy Court’s view. The PPG Settlement Arrangement will not become effective until 30 days after the PC plan of reorganization is finally approved by an appropriate court order that is no longer subject to appellate review (the “Effective Date”).

Terms of PPG Settlement Arrangement

PPG has no obligation to pay any amounts under the PPG Settlement Arrangement entered into in 2002 until the Effective Date. If the second amended PC plan of reorganization is approved, PPG and certain of its insurers (along with PC) would then make payments on the Effective Date to the Trust, which would provide the sole source of payment for all present and future asbestos bodily injury claims against PPG, its subsidiaries or PC alleged to be caused by the manufacture, distribution or sale of asbestos products by these companies. PPG would convey the following assets to the Trust: (i) the stock it owns in PC and Pittsburgh Corning Europe, (ii) 1,388,889 shares of PPG’s common stock and (iii) aggregate cash payments to the Trust of approximately $998 million, payable according to a fixed payment schedule over 21 years, beginning on June 30, 2003, or, if later, the Effective Date. PPG would have the right, in its sole discretion, to prepay these cash payments to the Trust at any time at a discount rate of 5.5% per annum as of the prepayment date. In addition to the conveyance of these assets, PPG would pay $30 million in legal fees and expenses on behalf of the Trust to recover proceeds from certain historical insurance assets, including policies issued by certain insurance carriers that are not participating in the settlement, the rights to which would be assigned to the Trust by PPG.

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

PPG would grant asbestos releases to all participating insurers, subject to a coverage-in-place agreement with certain insurers for the continuing coverage of premises claims (discussed below). PPG would grant certain participating insurers full policy releases on primary policies and full product liability releases on excess coverage policies. PPG would also grant certain other participating excess insurers credit against their product liability coverage limits.

If the second amended PC plan of reorganization incorporating the terms of the PPG Settlement Arrangement and the Corning Settlement Arrangement is approved by the Bankruptcy Court, the Court would enter a channeling injunction under §524(g) and other provisions of the Bankruptcy Code, prohibiting present and future claimants from asserting bodily injury claims after the Effective Date against PPG or its subsidiaries or PC relating to the manufacture, distribution or sale of asbestos-containing products by PC or PPG or its subsidiaries. The injunction would also prohibit codefendants in those cases from asserting claims against PPG for contribution, indemnification or other recovery. All such claims would be filed with the Trust and only paid from the assets of the Trust.

The channeling injunction would not extend to premises claims (i.e., claims alleging injury caused by asbestos on premises owned, leased or occupied by PPG or its subsidiaries) against PPG. Historically, a small proportion of the claims against PPG and its subsidiaries have been premises claims. As a result of the settlements described below, and based upon recent review and analysis, PPG believes that the number of premises claims currently comprises less than 2% of the total asbestos-related claims against PPG. PPG believes that any financial exposure resulting from such premises claims, taking into account available insurance coverage, will not have a material adverse effect on PPG’s consolidated financial position, liquidity or results of operations.

Beginning in late 2006, the Bankruptcy Court lifted the stay with respect to certain premises claims against PPG. As a result, PPG and its primary insurers have settled approximately 450 premises claims. PPG’s insurers agreed to provide insurance coverage for a major portion of the payments made in connection with the settled claims, and PPG has accrued the portion of the settlement amounts not covered by insurance. PPG and its primary insurers are evaluating the voluminous factual, medical, and other relevant information pertaining to approximately 600 additional claims that are being considered for potential settlement. Other asbestos-related claims remain subject to the stay, as outlined above, although certain claimants have requested the Court to lift the stay with respect to these claims.

Accounting Impact of PPG Settlement Arrangement

In the second quarter of 2002, an initial charge of $772 million was recorded for the estimated cost of the PPG Settlement Arrangement which included the net present value, using a discount rate of 5.5%, of the aggregate cash payments of approximately $998 million to be made by PPG to the Trust. That amount also included the carrying value of PPG’s stock in Pittsburgh Corning Europe, the fair value as of June 30, 2002 of 1,388,889 shares of PPG common stock and $30 million in legal fees of the Trust to be paid by PPG, which together with the proposed first payment of $75 million originally scheduled to be made to the Trust on June 30, 2003, were reflected in the current liability for PPG’s asbestos settlement in the condensed consolidated balance sheet as of June 30, 2002. The net present value at that date of the remaining payments of $566 million was recorded in the noncurrent liability for asbestos settlement. Since that date, the liability has been adjusted to reflect the accretion of interest on the portion initially recorded based on net present value and the changes in the fair value of the portion related to PPG common stock. The liability recorded at June 30, 2008 was $613 million current and $296 million non-current.

The following table summarizes the impact on our financial statements for the three and six months ended June 30, 2008 and 2007 resulting from the PPG Settlement Arrangement including the change in fair value of the stock to be transferred to the Trust and the equity forward instrument (see Note 13, “Derivative Financial Instruments and Hedge Activities”) and the increase in the net present value of the future payments to be made to the Trust.

	Three Months Ended June 30		Six Months Ended June 30
Increase (decrease) in expense:	2008	2007	2008	2007
	(Millions)
Change in fair value:
PPG stock	$(4)	$8	$(18)	$16
Equity forward instrument	3	(5)	12	(10)
Accretion of asbestos liability	5	5	10	11

Asbestos settlement – net expense	$4	$8	$4	$17

The fair value of the equity forward instrument is included as an other current asset as of June 30, 2008 and December 31, 2007 in the accompanying condensed consolidated balance sheet. Payments under the fixed payment schedule require annual payments that are due each June. The current portion of the asbestos settlement liability included in the accompanying condensed consolidated balance sheet as of June 30, 2008, consists of all such payments required through June 2009, the fair value of PPG’s common stock and legal fees and expenses. The amount due June 30, 2010, of $25 million and the net present value of the remaining payments is included in the long-term asbestos settlement liability in the accompanying condensed consolidated balance sheet. For 2008, accretion expense associated with the asbestos liability will be approximately $5 million per quarter.

The Company has evaluated the current status of the PPG Settlement Arrangement and concluded that as of June 30, 2008, it was probable that a liability had been incurred in an amount that was reasonably estimable. However, it is reasonably possible that the circumstances which existed at June 30, 2008, and on which the liability for that settlement of asbestos claims is based, will change in the near term if the modifications of the terms of the PPG Settlement Arrangement currently under negotiation and to be included in a third amended PC plan of reorganization (as discussed below) are approved by the interested parties and the Bankruptcy Court. Such change is not expected to result in an adjustment of the recorded liability that would be material to PPG’s consolidated financial position or liquidity; however, such change may result in an adjustment that would be material to the results of operations of any particular period in which it would be recognized.

Recent Developments

At a January 10, 2008 hearing before the Bankruptcy Court, certain parties in interest, including PPG, reported progress toward a third amended plan of reorganization that would, if finally approved by the parties, address the issues raised in the Court’s December 21, 2006 ruling.

The interested parties have continued to engage in extensive negotiations regarding the terms of a third amended plan of reorganization. The Bankruptcy Court has ordered the parties to file a third amended plan of reorganization, which the parties expect to file in early August 2008. The third amended plan of reorganization is still being negotiated among the parties and would include modifications to the terms of the PPG Settlement Arrangement to be incorporated in such plan. PPG is not able to predict the scope and terms of a third amended PC plan of reorganization, including the modifications to the PPG Settlement Arrangement, prior to the filing of any such plan and related documents with the Bankruptcy Court.

Enjoined Claims

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

As of June 30, 2008 and December 31, 2007, PPG had reserves for environmental contingencies totaling $284 million and $276 million, respectively, of which $53 million and $57 million, respectively, were classified as current liabilities. Pretax charges against income for environmental remediation costs totaled $5 million and $7 million, respectively, for the three and six months ended June 30, 2008, and $2 million and $5 million, respectively, for the three and six months ended June 30, 2007, and are included in “Other charges” in the accompanying condensed consolidated statement of income. Cash outlays related to such environmental remediation aggregated $6 million and $8 million, respectively, for the three and six months ended June 30, 2008 and $5 million and $10 million, respectively, for the three and six months ended June 30, 2007. As part of the preliminary allocation of the SigmaKalon purchase price to the assets acquired and liabilities assumed, the PPG reserve for environmental contingencies was increased by $9 million in 2008.

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

In New Jersey, PPG continues to perform its obligations under an Administrative Consent Order (“ACO”) with the New Jersey Department of Environmental Protection (“NJDEP”). Since 1990, PPG has remediated 47 of 61 residential and nonresidential sites under the ACO. The most significant of the 14 remaining sites is the former chromium manufacturing location in Jersey City. The principal contaminant of concern is hexavalent chromium. Based on current estimates, at least 500,000 tons of soil may be potentially impacted for all remaining sites. As of June 30, 2008 and December 31, 2007 PPG had reserves of $194 million and $195 million, respectively, for environmental contingencies associated with all New Jersey sites. The Company submitted a feasibility study work plan to the NJDEP in October 2006 that includes review of the available remediation technology alternatives for the former chromium manufacturing location. Under the feasibility study work plan, remedial alternatives which will be assessed include, but are not limited to, soil excavation and offsite disposal in a licensed disposal facility, in situ chemical stabilization of soil and groundwater, and in situ solidification of soils. A feasibility study is expected to be completed in 2009. In addition, PPG is planning to conduct Interim Remedial Measures (“IRMs”) at the site during 2008. Implementation of these IRMs will assist in the evaluation of remedial technologies required in the feasibility study. PPG has submitted a Remedial Action Work Plan for one other of the remaining sites under the ACO. This proposal has been submitted to the NJDEP for approval. In addition, investigation activities are ongoing for an additional six sites covered by the ACO adjacent to the former manufacturing site with completion expected in 2008. Investigation activities have not yet begun for the remaining six sites covered by the ACO, but we believe the results of the study at the former chromium manufacturing location will also provide us with relevant information concerning remediation alternatives at these sites.

As a result of the extensive analysis undertaken in connection with the preparation and submission of the feasibility study work plan for the former chromium manufacturing location described above, the Company recorded a pretax charge of $165 million in the third quarter of 2006. The charge included estimated costs for remediation at the 14 remaining ACO sites, including the former manufacturing site, and for the resolution of litigation filed by NJDEP in May 2005 as discussed below. The principal estimated cost elements of the third quarter 2006 charge and of the remaining reserve at June 30, 2008 were based on competitively derived or readily available remediation industry cost data for representative remedial options e.g., excavation and in situ stabilization/solidification. The major cost components are (i) in place soil treatment and transportation and disposal of excavated soil and (ii) construction services (related to soil excavation, groundwater management and site security), which account for approximately 50% and 30% of the reserve, respectively, as of June 30, 2008. The reserve also includes estimated costs for remedial investigation, interim remedial measures, engineering and project management. The most significant assumptions underlying the reserve are those related to the extent and concentration of chromium impacts in the soil, as these will determine the quantity of soil that must be treated in place, the quantity that will have to be excavated and transported for offsite disposal, and the nature of disposal required. The charges are exclusive of any third party indemnification, as management believes the likelihood of receiving any such amounts to be remote.

Multiple future events, including completion of feasibility studies, remedy selection, remedy design and remedy implementation involving governmental agency action or approvals will be required, and considerable uncertainty exists regarding the timing of these future events for the remaining 14 sites covered by the ACO. Final resolution of these events is expected to occur over an extended period of time. However, based on current information, it is expected that feasibility study approval and remedy selection could occur during 2009 for the former chromium plant and six adjacent sites, while remedy design and approval could occur during 2009 to 2010, and remedy implementation could occur during 2010 to 2014, with some period of long-term monitoring for remedy effectiveness to follow related to these seven sites. One other site is expected to be remediated during 2008 to 2009. Activities at the six other sites have not yet begun and the timing of future events related to these sites cannot be predicted at this time. As these events occur and to the extent that the cost estimates of the environmental remediation remedies change, the existing reserve for this environmental remediation will be adjusted. Based on current information, we expect cash outlays related to remediation efforts in New Jersey to range from $10 million to $15 million in 2008 and $30 million to $45 million annually from 2009 through 2012.

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

In Lake Charles, the U.S. Environmental Protection Agency (“USEPA”) has completed investigation of contamination levels in the Calcasieu River Estuary and issued a Final Remedial Investigation Report in September 2003, which incorporates the Human Health and Ecological Risk Assessments, indicating that elevated levels of risk exist in the estuary. PPG and other potentially responsible parties are performing a feasibility study under the authority of the Louisiana Department of Environmental Quality (“LDEQ”). PPG’s exposure with respect to the Calcasieu Estuary is focused on the lower few miles of Bayou d’Inde, a small tributary to the Calcasieu Estuary near PPG’s Lake Charles facility, and about 150 to 200 acres of adjacent marshes. The Company and three other potentially responsible parties submitted a draft remediation feasibility study report to the LDEQ in October 2006. The proposed remedial alternatives include sediment dredging, sediment capping, and biomonitoring of fish and shellfish. Principal contaminants of concern which may require remediation include various metals, dioxins and furans, and polychlorinated biphenyls. In response to agency comments on the draft study, the companies conducted additional investigations and will be submitting an updated feasibility report to the agencies in the third quarter of 2008.

Multiple future events, such as feasibility study approval, remedy selection, remedy design and remedy implementation involving agency action or approvals will be required and considerable uncertainty exists regarding the timing of these future events. Final resolution of these events is expected to occur over an extended period of time. However, based on currently available information it is expected that feasibility study approval and remedy selection could occur in 2008, remedy design and approval could occur during 2008 or 2009, and remedy implementation could occur during 2009 to 2012 with some period of long-term monitoring for remedy effectiveness to follow.

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

The Company accrues for product warranties at the time the products are sold based on historical claims experience. As of June 30, 2008 and December 31, 2007, the reserve for product warranties was $10 million and $9 million, respectively. Pretax charges against income for product warranties and the related cash outlays were not material for the three and six months ended June 30, 2008 and 2007.

The Company had outstanding letters of credit of $86 million and guarantees of $62 million as of June 30, 2008. The Company does not believe any loss related to such guarantees is likely.

17.	Reportable Segment Information

PPG is a multinational manufacturer with 14 operating segments that are organized based on our major products lines. These operating segments are also our reporting units for purposes of testing goodwill for impairment. The operating segments were expanded during the first quarter of 2008 to include the protective and marine coatings operating segment, which is included in the Performance Coatings reportable segment, and the Architectural Coatings—EMEA (Europe, Middle East and Africa) operating segment, which is also a reportable business segment. These changes were a result of the SigmaKalon acquisition. The operating segments have been aggregated based on economic similarities, the nature of their products, production processes, end-use markets and methods of distribution into six reportable business segments.

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

The Architectural Coatings—EMEA reportable segment is comprised of the architectural coatings – EMEA operating segment. This reportable segment primarily supplies a variety of decorative coatings under a number of brands to painting contractors and consumers in Europe, the Middle East and Africa.

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

The Glass reportable segment is comprised of the performance glazings, fiber glass and automotive glass and services operating segments. This reportable segment primarily supplies flat glass, fabricated glass and continuous-strand fiber glass products.

Reportable segment net sales and segment income for the three and six months ended June 30, 2008 and 2007 were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
	(Millions)
Net sales:
Performance Coatings	$1,269	$974	$2,383	$1,829
Industrial Coatings	1,152	943	2,210	1,812
Architectural Coatings - EMEA	667	—	1,203	—
Optical and Specialty Materials	310	278	605	529
Commodity Chemicals	495	380	918	751
Glass (a)	581	580	1,117	1,122

Total (b)	$4,474	$3,155	$8,436	$6,043

Segment income:
Performance Coatings	$171	$159	$291	$280
Industrial Coatings	109	109	204	204
Architectural Coatings - EMEA	71	—	80	—
Optical and Specialty Materials	76	71	150	134
Commodity Chemicals	68	57	136	101
Glass (a)	30	50	60	70

Total	525	446	921	789

Legacy costs (c)	(3)	(6)	(7)	(10)
Acquisition–related costs (d)	—	—	(117)	—
Depreciation catch-up charge (e)	(17)	—	(17)	—
Divestiture related benefit costs (f)	(19)	—	(19)	—
Asbestos settlement–net	(4)	(8)	(4)	(17)
Interest expense, net of interest income	(60)	(20)	(119)	(39)
Unallocated stock based compensation (Note 15)	(6)	(9)	(15)	(18)
Other unallocated corporate expense – net	(22)	(5)	(46)	(31)

Income before income taxes and minority interest	$394	$398	$577	$674

(a)	Glass net sales and segment income include the results of the automotive glass and services business for the three and six months ended June 30, 2008 and 2007, respectively.
(b)	Intersegment net sales for the three and six months ended June 30, 2008 and 2007 were not material.
(c)	Legacy costs include current costs related to former operations of the Company, including certain environmental remediation, pension and other postretirement benefit costs, and certain charges which are considered to be unusual or non-recurring, and, therefore, not a part of the earnings used to evaluate the performance of the operating segments.
(d)	Represents costs related to the SigmaKalon acquisition, including $94 million for the flow-through cost of sales of the step up to fair value of acquired inventory and $23 million for the write-off of in-process research and development. These costs are considered to be unusual and non-recurring and will not reduce the segment earnings used to evaluate the performance of the operating segments.
(e)	Represents the catch-up of depreciation expense through March 31, 2008, which was suspended when the automotive glass and services business was classified as a discontinued operation in September 2007.
(f)	Represents special termination benefits and pension curtailment loss relating to the impact of benefit changes, including accelerated vesting, negotiated as part of the pending sale of the automotive glass and services business. These costs are considered to be unusual and non-recurring and will not reduce the segment earnings used to evaluate the performance of the operating segments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Divestiture of Automotive Glass and Services Business

During the third quarter of 2007, the Company entered into an agreement to sell its automotive glass and services business to Platinum Equity, (“Platinum”) for approximately $500 million. Accordingly, the assets and liabilities of this business were classified as held for sale and the results of operations and cash flows of this business were classified as discontinued operations. In the fourth quarter of 2007, PPG was notified that affiliates of Platinum had filed suit in the Supreme Court of the State of New York, County of New York, alleging that Platinum is not obligated to consummate the agreement. Platinum also terminated the agreement. PPG has sued Platinum and certain of its affiliates for damages, including the $25 million breakup fee stipulated by the terms of the agreement, based on various alleged actions of the Platinum parties. While the transaction with Platinum was terminated, PPG management remained committed to a sale of the automotive glass and services business and continued to classify its assets and liabilities as held for sale and report its results of operations and cash flows as discontinued operations through the first quarter of 2008.

In July 2008, PPG entered into an agreement with affiliates of Kohlberg & Company, LLC, under which PPG will divest the automotive glass and services business to a new company formed by affiliates of Kohlberg. PPG will receive $330 million in gross cash proceeds and a minority interest of approximately 40 percent in the new company as a result of the transaction. As PPG will hold an ownership interest in the newly-formed company, the accounting requirements of Statement of Financial Accounting Standards, (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” for classifying the business as assets held for sale and report its results of operations and cash flows as discontinued operations have no longer been met. As such, the assets and liabilities of the business have been classified as held for use in the accompanying condensed consolidated balance sheet as of June 30, 2008 and December 31, 2007, respectively, and the results of operations and cash flows of the business have been classified as continuing operations in the Glass reportable segment in the accompanying condensed consolidated statements of income for the three and six months ended June 30, 2008 and 2007, and their cash flows for the six months then ended.

In the second quarter of 2008, as a result of the reclassification of the automotive glass and services business to continuing operations, PPG recorded a one-time, non-cash charge of $17 million ($11 million aftertax) to reflect a catch-up of depreciation expense, which was suspended when the business was classified as a discontinued operation. Additionally, in the second quarter of 2008, PPG recorded a charge of $19 million ($12 million aftertax) for special termination benefits and a pension curtailment loss relating to the impact of benefit changes including accelerated vesting negotiated as part of the sale.

Presentation of Discontinued Operations

In the third quarter of 2007, PPG entered into an agreement to sell its fine chemicals business to ZaCh System S.p.A., a subsidiary of Zambon Company S.p.A., for approximately $65 million. The sale of this business was completed in November 2007. Accordingly, the results of operations and cash flows of this business, which had previously been included in the Optical and Specialty Materials reportable segment, have been classified as discontinued operations in the condensed consolidated statements of income for the three and six months ended June 30, 2007 and the condensed consolidated statement of cash flows for the six months then ended under Item 1 of this Form 10-Q. PPG recorded a pretax loss related to the divestiture of the fine chemicals business of $25 million ($19 million aftertax) in the third quarter of 2007.

Performance in Second Quarter of 2008 Compared to Second Quarter of 2007

Performance Overview

Sales increased 42% in the second quarter of 2008 to $4,474 million compared to $3,155 million for the second quarter of 2007. Sales related to acquisitions accounted for an increase of 32% and the positive effect of foreign currency translation accounted for an increase of 5%. Higher selling prices increased sales by 3%, while higher volumes increased sales by 2%.

Cost of sales, exclusive of depreciation and amortization, increased by $828 million for the second quarter of 2008 to $2,829 million compared to $2,001 million for the second quarter of 2007. This increase is consistent with the increase in sales. Cost of sales as a percentage of sales was 63.2% for the second quarter of 2008 compared to 63.4% for the second quarter of 2007.

Selling, general and administrative expenses increased by $372 million in the second quarter of 2008 compared to the second quarter of 2007 due to increased sales volumes, the impact of the acquisition of SigmaKalon, higher levels of cost to support growth in our coatings and optical businesses and the charge of $19 million for special termination benefits and a pension curtailment loss relating to the impact of benefit changes, including accelerated vesting, negotiated as part of the sale of the automotive glass and services business. Selling, general and administrative expenses as a percentage of sales were 20.9% for the second quarter of 2008 compared to 17.9% for the second quarter of 2007. The increase in selling, general and administrative expenses as a percentage of sales was due almost entirely to the addition of SigmaKalon and reflects the distribution nature of these businesses, which requires higher selling, distribution, advertising and regional management costs to serve their broad customer profile. Selling, general and administrative expenses as a percentage of sales in the Architectural Coatings—EMEA reportable segment are in line with PPG’s other architectural coatings businesses.

In the second quarter of 2008, depreciation expense increased by $40 million due primarily to the acquisition of SigmaKalon and the charge of $17 million to reflect a catch-up of depreciation expense for the automotive glass and services business, which was suspended when the business was classified as a discontinued operation. Research and development costs increased by $31 million and amortization increased by $22 million compared to the second quarter of 2007. These increases were primarily due to the acquisition of SigmaKalon. Interest expense increased by $42 million in the quarter due to debt incurred to finance the acquisition of SigmaKalon.

The effective tax rate on pre-tax earnings was 29.4% for the second quarter of 2008 compared to 31.4% for the second quarter of 2007. The second quarter 2008 rate of 29.4% includes a tax benefit of 36% on the charges for the catch-up of depreciation expense and the impact of benefit changes related to the divestiture of the automotive glass and services business and a tax benefit of 39% on the adjustment to increase the current value of the Company’s obligation relating to asbestos claims under the PPG Settlement Arrangement. Income tax expense of 39% was recognized on earnings from the automotive glass and services business. The effective tax rate on remaining pretax income was 30%. The second quarter 2007 rate of 31.4% includes a tax benefit of 39% on the adjustment to increase the current value of the Company’s obligation relating to asbestos claims under the PPG Settlement Arrangement and income tax expense of 31.5% was recognized on the remaining pretax earnings. The decline in the tax rate on the remaining pretax earnings from 31.5% to 30% is due to a change in the mix of PPG’s pretax earnings, as a larger proportion of PPG’s pretax earnings are in low-tax regions such as Europe and Asia in 2008.

Net income and earnings per share – assuming dilution are summarized below:

(Millions, except per share amounts)
Three Months ended June 30, 2008	Net Income
	$	EPS
Net income	$250	$1.51
Net income includes:
Depreciation catch-up charge (1)	11	0.07
Divestiture related benefit costs(2)	12	0.07
Charge related to asbestos settlement(3)	2	0.01

Three Months ended June 30, 2007	Net Income
	$	EPS
Net income	$249	$1.50
Net income includes:
Charge related to asbestos settlement(3)	6	0.03

(1)	Represents the catch-up of depreciation expense, which was suspended when the automotive glass and services business was classified previously as a discontinued operation.
(2)	Represents special termination benefits and a pension curtailment loss relating to the impact of benefit changes, including accelerated vesting, negotiated as part of the pending sale of the automotive glass and services business.
(3)	Net increase in the current value of the Company’s obligation relating to asbestos claims under the PPG Settlement Arrangement.

Performance of Reportable Business Segments

Performance Coatings sales increased 30% to $1,269 million for the second quarter of 2008 compared to $974 million for the second quarter of 2007. Sales increased 24% due to acquisitions, 6% due to the positive impact of foreign currency translation, and 2% due to higher selling prices. Sales decreased 2% due to lower sales volumes in our architectural coatings Americas and Asia-Pacific business, which were only partially offset by higher sales volumes in all other businesses. Volume growth in the aerospace businesses occurred throughout the world, while the majority of volume growth in protective and marine coatings and refinish coatings occurred in Asia. Segment income was $171 million for the second quarter of 2008 compared to $159 million for the same quarter in 2007. The positive impacts of acquisitions and of foreign currency translation more than offset lower sales volumes. The negative impact of inflation, including higher raw material and freight costs, was offset by higher selling prices and lower overhead costs.

Industrial Coatings sales increased 22% to $1,152 million for the second quarter of 2008 compared to $943 million for the second quarter of 2007. Sales increased 12% due to acquisitions, 8% due to the positive impact of foreign currency translation, and 2% from improved sales volumes. In the automotive business, volume declines in the U.S. and Canada were more than offset by volume gains in the other regions of the world, while the industrial coatings business volumes in other regions of the world only partially offset the volume declines in the U.S. and Canada. In the packaging coatings business, volume gains in Asia more than offset volume declines in Europe. Segment income was $109 million in both the second quarter of 2008 and the second quarter of 2007. The positive impacts of acquisitions, stronger foreign currencies and lower manufacturing costs increased segment income. Factors reducing segment income were inflation, including higher raw material and freight costs, and higher overhead costs to support growth in emerging regions.

Architectural Coatings—EMEA (Europe, Middle East and Africa) is a newly formed segment in 2008 comprised of about 70% of the acquired SigmaKalon sales. The segment sales for the quarter were $667 million. Segment earnings were $71 million, which included amortization expense of $18 million related to acquired intangible assets and $17 million of depreciation expense.

Optical and Specialty Materials sales increased 12% to $310 million for the second quarter of 2008 compared to $278 million for the second quarter of 2007. Sales increased 6% due to the positive impact of foreign currency translation, 5% due to higher volumes primarily in our optical products business resulting from the launch of Transitions Optical’s next generation lens product in the U.S., Latin America and Asia and 1% due to increased selling prices. Segment income was $76 million for the second quarter of 2008 compared to $71 million for the same quarter in 2007. The increase in segment income was primarily the result of the increased sales volumes and the positive impact of stronger foreign currencies partially offset by increased costs in optical products related to the Transitions Optical product launch described above and higher raw material costs in the silicas business.

Commodity Chemicals sales increased 30% to $495 million for the second quarter of 2008 compared to $380 million for the second quarter of 2007. Sales increased 15% due to improved sales volumes, 14% due to higher selling prices and 1% due to stronger foreign currencies. Segment income was $68 million for the second quarter of 2008 compared to $57 million for the same quarter in 2007. Segment income increased in large part due to lower manufacturing costs and higher sales volumes. The benefit from higher selling prices offset the negative impact of inflation, primarily higher raw material and energy costs.

Glass sales increased less than 1% to $581 million for the second quarter of 2008 compared to $580 million for the second quarter of 2007. Sales increased 3% due to the positive impact of foreign currency translation while lower sales volumes reduced sales 3%. Segment income was $30 million for the second quarter of 2008 compared to $50 million for the same quarter in 2007. Segment income decreased due to lower volumes and other income and the negative impact of inflation, which more than offset lower manufacturing costs and favorable currency.

Performance in the First Six Months of 2008 Compared to First Six Months of 2007

Performance Overview

Sales increased 40% for the first six months of 2008 to $8,436 million compared to $6,043 million for the first six months of 2007. Sales related to acquisitions accounted for an increase of 30%, the positive effects of foreign currency translation accounted for an increase of 5%, an increase in selling prices accounted for an increase of 3% and improved sales volume accounted for an increase of 2%.

Cost of sales, exclusive of depreciation and amortization, increased by $1,561 million for the first six months of 2008 to $5,425 million compared to $3,864 million for the first six months of 2007. This increase corresponds with the increase in sales. Cost of sales as a percentage of sales was 64.3% for the first six months of 2008 compared to 63.9% for the first six months of 2007. Cost of sales in the first six months of 2008 includes $94 million for the flow through cost of sales of the step up to fair value of acquired inventory, which more than accounts for the noted increase in cost of sales as a percentage of sales.

Selling, general and administrative expenses increased by $704 million in the first six months of 2008 compared to the first six months of 2007 due to increased sales volumes, the impact of the acquisition of SigmaKalon, higher levels of cost to support growth in our coatings and optical businesses and the charge of $19 million for special termination benefits and a pension curtailment loss relating to the impact of benefit changes, including accelerated vesting, negotiated as part of the pending sale of the automotive glass and services business. Selling, general and administrative expenses as a percentage of sales were 21.4% for the first six months of 2008 compared to 18.2% for the first six months of 2007. The increase in selling, general and administrative expenses as a percentage of sales was due almost entirely to the addition of SigmaKalon and reflects the distribution nature of these businesses, which requires higher selling, distribution, advertising and regional management costs to serve their broad customer profile. Selling, general and administrative expenses in the Architectural Coatings—EMEA reportable segment are in line with PPG’s other architectural coatings businesses.

In the first six months of 2008, depreciation expense increased by $61 million due primarily to the acquisition of SigmaKalon and the charge of $17 million to reflect a catch-up of depreciation expense for the automotive glass and services business, which was suspended when the business was classified as a discontinued operation. Research and development costs increased by $60 million and amortization increased by $42 million compared to the first six months of 2007. These increases were primarily due to the acquisition of SigmaKalon. Interest expense increased by $86 million in the first six months of 2008 due to debt incurred to finance the acquisition of SigmaKalon.

Other charges decreased to $16 million for the first six months of 2008 as compared to $35 million for the six months of 2007, in part due to the absence in 2008 of a $10 million charge incurred in 2007 to write of PPG’s investment in a Venezuelan fiber glass joint venture. Other earnings increased to $81 million for the first six months of 2008 as compared to $66 million in the first six months of 2007. The increase in other earnings was due primarily to higher interest income, higher royalty income and an insurance recovery in 2008.

The effective tax rate on pre-tax earnings was 30% for the first six months of 2008 compared to 28.3% for the first six months of 2007. The 2008 rate of 30% includes a tax benefit of $6 million related to the settlement with the Internal Revenue Service of our U.S. tax returns for tax years 2004 and 2005. The 2008 rate also includes a tax benefit of 24% on costs related to the acquisition of SigmaKalon, a tax benefit of 36% on the charges for the catch-up of depreciation expense and the impact of benefit changes related to the divestiture of the automotive glass and services business, and a tax benefit of 39% on the adjustment to increase the current value of the Company’s obligation relating to asbestos claims under the PPG Settlement Arrangement. Income tax expense of 39% was recognized on earnings from the automotive glass and services business. The effective tax rate on remaining pretax income was 30%. The 2007 rate of 28.3% includes the benefit of reversing a $19 million valuation allowance previously recorded against the benefit of tax net operating loss carryforwards and a tax benefit of 39% on the adjustment to increase the current value of the Company’s obligation relating to asbestos claims under the PPG Settlement Arrangement. Income tax expense of 31.5% was recognized on the remaining pretax earnings. The decline in the tax rate on the remaining pretax earnings from 31.5% to 30% is due to a change in the mix of PPG’s pretax earnings in 2008, as a larger proportion of PPG’s pretax earnings are in low-tax regions such as Europe and Asia.

Net income and earnings per share – assuming dilution are summarized below:

(Millions, except per share amounts)
Six Months ended June 30, 2008	Net Income
	$	EPS
Net income	$350	$2.12
Net income includes:
Acquisition-related costs(1)	89	0.54
Depreciation catch-up charge (2)	11	0.07
Divestiture related benefit costs(3)	12	0.07
Charge related to asbestos settlement(4)	2	0.01

Six Months ended June 30, 2007	Net Income
	$	EPS
Net income	$443	$2.67
Net income includes:
Charge related to asbestos settlement(4)	11	0.06

(1)	Costs related to SigmaKalon acquisition, including $66 million aftertax for the flow-through cost of sales of the step up to fair value of acquired inventory and $23 million aftertax for the write-off of in-process research and development.
(2)	Represents the catch-up of depreciation expense, which was suspended when the automotive glass and services business was classified previously as a discontinued operation.
(3)	Represents special termination benefits and a pension curtailment loss relating to the impact of benefit changes, including accelerated vesting, negotiated as part of the pending sale of the automotive glass and services business.
(4)	Net increase in the current value of the Company’s obligation relating to asbestos claims under the PPG Settlement Arrangement.

Performance of Reportable Segments

Performance Coatings sales increased 30% to $2,383 million for the first six months of 2008 compared to $1,829 million for the first six months of 2007. Sales increased 23% due to acquisitions, 6% due to the positive impact of foreign currency translation and 2% due to higher selling prices. Sales decreased 1% due to lower sales volumes as reduced volumes in architectural coatings Americas and Asia-Pacific more than offset improved volumes in all other businesses. Volume growth in the aerospace businesses occurred throughout the world, while the volume growth in protective and marine coatings occurred primarily in Asia. In the refinish business, volume growth in Asia and Latin America more than offset declines in Europe. Refinish volumes in the U.S. and Canada were essentially flat. Segment income was $291 million for the first six months of 2008 compared to $280 million for the first six months of 2007. The positive impact of foreign currency translation and the positive impact of acquisitions increased segment income. The negative impact of inflation, including higher raw material and freight costs, more than offset the benefit of higher selling prices. Segment income also decreased due to unfavorable margin mix in automotive refinish and lower volumes in architectural coatings.

Industrial Coatings sales increased 22% to $2,210 million for the first six months of 2008 compared to $1,812 million for the first six months of 2007. Sales increased 11% due to acquisitions, 8% due to the positive impact of foreign currency translation, and 3% from improved sales volumes. In the automotive and industrial coatings businesses, volume declines in the U.S. and Canada were more than offset by volume gains in the other regions of the world. In the packaging coatings business, volume gains in Asia and North America more than offset volume declines in Europe. Segment income was $204 million in both the first six months of 2008 and the first six months of 2007. The positive impact of acquisitions, stronger foreign currencies, lower manufacturing costs and higher sales volumes increased segment income. Factors reducing segment income were inflation, including higher raw material and freight costs, and higher overhead costs to support growth.

Architectural Coatings—EMEA (Europe, Middle East and Africa) sales for the first six months were $1,203 million. Segment earnings were $80 million, which included amortization expense of $35 million related to acquired intangible assets and depreciation expense of $33 million.

Optical and Specialty Materials sales increased 14% to $605 million for the first six months of 2008 compared to $529 million for the first six months of 2007. Sales increased 7% due to higher volumes primarily in our optical products business resulting from the launch of Transitions Optical’s next generation lens product in the U.S., Latin America and Asia, 6% due to the positive impact of foreign currency translation and 1% due to increased selling prices. Segment income was $150 million for the first six months of 2008 compared to $134 million for the same period in 2007. The increase in segment income was the result of increased sales volumes and the favorable impact of currency partially offset by increased selling costs in optical products related to the Transitions Optical product launch described above. Increased selling prices only partially offset higher raw material costs in our silicas business.

Commodity Chemicals sales increased 22% to $918 million for the first six months of 2008 compared to $751 million for the first six months of 2007. Sales increased 13% due to higher selling prices, 8% due to improved sales volumes and 1% due to stronger foreign currencies. Segment income was $136 million for the first six months of 2008 compared to $101 million for the same period in 2007. Segment income increased in large part due to higher selling prices, which more than offset the negative impact of inflation, primarily higher raw material and energy costs. Segment income also increased due to lower manufacturing costs, which impact was offset somewhat by higher other expenses.

Glass sales decreased to $1,117 million for the first six months of 2008 compared to $1,122 million for the first six months of 2007. Sales decreased 3% due to lower sales volumes. Sales increased 3% due the positive impact of foreign currency translation. Segment income was $60 million for the first six months of 2008 compared to $70 million for the same period in 2007. Segment income decreased due to lower volume and the negative impact of inflation. Factors increasing segment income were lower manufacturing costs and the absence of the $10 million charge incurred in 2007 to write off PPG’s investment in a Venezuelan fiber glass joint venture.

Liquidity and Capital Resources

Cash from operating activities for the six months ended June 30, 2008 was $359 million versus $225 million for the comparable period of 2007. This increase in cash from operations of $134 million was due in large part to an increase in earnings after considering adjustments for amortization, depreciation and non-cash charges related to SigmaKalon to reconcile net income to cash from operations. Cash from operations and the Company’s debt capacity are expected to continue to be sufficient to fund operating activities, capital spending, including acquisitions, dividend payments, debt service, amounts due under the proposed PPG Settlement Arrangement relating to asbestos claims and share repurchases.

Total current assets less total current liabilities (net working capital) was $2,346 million at June 30, 2008 as compared to $2,309 million at December 31, 2007. Receivables increased by $1,385 million, inventories increased by $592 million and accounts payable and accrued liabilities increased by $1,096 million. These increases were largely due to the SigmaKalon acquisition and the impact of currency. Receivables as a percent of annualized net sales for 2008 increased to 23.2 percent from 20.6 percent in 2007. Days sales outstanding increased to 84 days in 2008 from 75 days in 2007. The increases in receivables as a percent of annualized net sales and days sales outstanding are due to the acquisition of SigmaKalon and the seasonality of certain of PPG’s businesses, where receivable balances are typically higher at June 30 as compared to December 31. Inventories as a percent of annual net sales for 2008 increased to 12.6 percent from 12.5 percent in 2007. Inventory turnover was 5.1 times in both 2008 and 2007.

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

The ratio of total debt, including capital leases, to total debt and equity was 48% at June 30, 2008 and 42% at December 31, 2007. The increase at June 30, 2008 is primarily due to additional debt related to the acquisition of SigmaKalon. The ratio was slightly greater than 50% immediately following the acquisition on January 2, 2008.

On August 17, 2006, the Pension Protection Act of 2006 (“PPA”) was signed into law, changing the funding requirements for our U.S. defined benefit pension plans beginning in 2008. Under the requirements of PPA, we will not have a mandatory contribution to these plans in 2008. However, we expect to make voluntary contributions of $50 million to $100 million to our U.S. defined benefit pension plans in 2008.

Currency

During the first six months of 2008, the U.S. dollar weakened against certain of the currencies of the countries in which PPG operates, most notably against the euro, the Brazilian real and the Australian dollar. The effects of translating the net assets of PPG’s operations denominated in non-U.S. currencies to the U.S. dollar increased consolidated net assets at June 30, 2008 by $202 million compared to December 31, 2007. Additionally, the weaker U.S. dollar as compared to the first six months of 2007 resulted in an increase in 2008 pretax earnings of $45 million due to translation.

Restructuring

In connection with our continuing efforts to integrate the acquired SigmaKalon business and to address our cost structure in light of the geographic shifts of our customer base into emerging regions and rising energy and raw material costs in several key markets in the U.S. and Western Europe, we are evaluating our manufacturing footprint and considering potential actions to reduce our workforce and consolidate facilities. We are working to finalize these plans by year end and expect that restructuring reserves of $150 million to $300 million will be established.

New Accounting Standards

Note 2, “Newly Adopted Accounting Standards,” to the accompanying condensed consolidated financial statements describes the Company’s adoption of EITF Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements,” SFAS No. 157, “Fair Value Measurements” and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” as of January 1, 2008.

Note 3, “Other New Accounting Standards,” to the accompanying condensed consolidated financial statements describes the potential impact on PPG of accounting standards that are not yet effective, including SFAS No. 141 (revised 2007), “Business Combinations,” SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51,” EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” and SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.”

Commitments and Contingent Liabilities, including Environmental Matters

PPG is involved in a number of lawsuits and claims, both actual and potential, including some that it has asserted against others, in which substantial monetary damages are sought. See Part II, Item 1, “Legal Proceedings” of this Form 10-Q and Note 16, “Commitments and Contingent Liabilities,” to the accompanying condensed consolidated financial statements for a description of certain of these lawsuits, including a description of the proposed PPG Settlement Arrangement for asbestos claims announced on May 14, 2002. As discussed in Part II, Item 1 and Note 16, although the result of any future litigation of such lawsuits and claims is inherently unpredictable, management believes that, in the aggregate, the outcome of all lawsuits and claims involving PPG, including asbestos-related claims in the event the PPG Settlement Arrangement described in Note 16 does not become effective, will not have a material effect on PPG’s consolidated financial position or liquidity; however, any such outcome may be material to the results of operations of any particular period in which costs, if any, are recognized.

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

As of June 30, 2008 and December 31, 2007, PPG had reserves for environmental contingencies totaling $284 million and $276 million, respectively, of which $53 million and $57 million, respectively, were classified as current liabilities. Pretax charges against income for environmental remediation costs totaled $7 million and $5 million for the six months ended June 30, 2008 and 2007, respectively, and are included in “Other charges” in the accompanying condensed consolidated statement of income. Cash outlays related to such environmental remediation aggregated $8 million and $10 million for the six months ended June 30, 2008 and 2007, respectively. As part of the preliminary allocation of the SigmaKalon purchase price to the assets acquired and liabilities assumed, the PPG reserve for environmental contingencies was increased by $9 million in 2008.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Concurrent with the March 18, 2008 completion of the $1.55 billion public debt offering, PPG entered into ten U.S. dollar to euro cross currency swap contracts with a total notional amount of $1.3 billion, of which $600 million will settle on March 15, 2013 and $700 million will settle on March 15, 2018. On March 18, 2008, PPG paid the counterparties to the contracts a total of $1.3 billion and received euros, which were used to repay most of the €1 billion bridge loan, which the Company employed to finance the acquisition of SigmaKalon. On settlement of the contracts, PPG will receive $1.3 billion U.S. dollars and pay euros to the counterparties to the contracts. The Company has designated these swaps as hedges of its net investment in SigmaKalon and, as a result, mark to fair value adjustments of the swaps have been and will be recorded as a component of other comprehensive income. As of June 30, 2008, the aggregate fair value of these swaps was a liability of $26 million. A 10% increase in the value of the euro to the U.S. dollar would have the effect of increasing the fair value liability amount to $150 million.

The $1.55 billion borrowings have fixed coupon rates, which increase PPG’s portfolio of fixed rate borrowings to $2.8 billion as of June 30, 2008. A 10% reduction in interest rates would have the effect of increasing the present value of the fixed rate debt obligations by $120 million; however, such changes would not have had an effect on PPG’s earnings or cash flows.

PPG’s natural gas swap contracts in place as of June 30, 2008 had a total fair value of $126 million. A 10% reduction in the price of natural gas would result in a loss in the fair value of the contracts of $41 million.

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

As described in Note 16, “Commitments and Contingent Liabilities” under Part I, Item 1 of this Form 10-Q, the Company continues to cooperate with the U.S. Department of Commerce’s Bureau of Industry and Security and with the U.S. Department of Justice in connection with their ongoing investigation relating to potential violations of the U.S. export control laws. At this time the Company is unable to determine the outcome of the government’s investigation or its possible effect on the Company.

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

Under the PPG Deferred Compensation Plan for Directors, each director may elect to defer the receipt of all or any portion of the compensation paid to such director for serving as a PPG director. All deferred payments are held in the form of common stock equivalents. Payments out of the deferred accounts are made in the form of common stock of the Company (and cash as to any fractional common stock equivalent). In the second quarter of 2008, the directors, as a group, were credited with 2,649 common stock equivalents under this plan. The value of each common stock equivalent, when credited, ranged from $59.76 to $64.75.

The following table summarizes the Company’s stock repurchase activity for the three months ended June 30, 2008:

Issuer Purchases of Equity Securities

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Programs (1)
April 2008
Repurchase program	—	—	—	3,868,609
Other transactions (2)	—	—	—	—
May 2008
Repurchase program	—	—	—	3,868,609
Other transactions (2)	541	$64.95	—	—
June 2008
Repurchase program	—	—	—	3,868,609
Other transactions (2)	—	—	—	—

Total quarter ended June 30, 2008
Repurchase program	—	—	—	3,868,609

Other transactions (2)	541	$64.95	—	—

(1)	These shares are available to be purchased under a 10 million share repurchase program approved by PPG’s Board of Directors in October 2005. This program does not have an expiration date.
(2)	Includes shares withheld or certified to in satisfaction of the exercise price and/or tax withholding obligation by holders of employee stock options who exercised options granted under the Company’s equity compensation plans.

Item 4. Submission of Matters to a Vote of Security Holders

The information set forth under “Item 4. Submission of Matters to a Vote of Security Holders” of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2008, is incorporated herein by reference in its entirety.

Item 6. Exhibits

(a) See the Index to Exhibits on Page 49.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PPG INDUSTRIES, INC.
(Registrant)

Date: July 28, 2008	By	/s/ W. H. Hernandez
W. H. Hernandez Senior Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

PPG Industries Inc. and Consolidated Subsidiaries

Index to Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q.

10	Material terms of retirement arrangement with Kevin F. Sullivan, filed as Exhibit 10 to the registrant’s current report on Form 8-K filed on April 28, 2008.

†12	Computation of Ratio of Earnings to Fixed Charges for the Six Months Ended June 30, 2008 and for the Five Years Ended December 31, 2007.

†31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.