Form 10-Q
period 2008-09-30
PPG INDUSTRIES INC
filed 2008-10-27
CIK 79879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2008

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated flier ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

As of September 30, 2008, 164,210,931 shares of the Registrant’s common stock, par value $1.66-2/3 per share, were outstanding.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Income (Unaudited)

(Millions, except per share amounts)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2008	2007	2008	2007
Net sales	$4,225	$3,073	$12,661	$9,116
Cost of sales, exclusive of depreciation and amortization (Note 4)	2,701	1,947	8,126	5,811
Selling, general and administrative (Note 5)	877	595	2,682	1,696
Depreciation (Note 5)	105	89	340	263
Research and development	114	86	344	256
Interest expense	62	22	193	67
Amortization (Note 8)	34	15	105	44
Asbestos settlement – net (Note 17)	5	5	9	22
In-process research and development (Note 4)	—	—	23	—
Business restructuring (Note 6)	163	—	163	—
Other charges	23	14	39	48
Other earnings	(62)	(36)	(143)	(101)

Income before income taxes and minority interest	203	336	780	1,010
Income tax expense	65	105	238	296
Minority interest	21	18	75	59

Income from continuing operations, net of tax	117	213	467	655
Loss from discontinued operations, net of tax (Note 1)	—	(22)	—	(21)

Net income	$117	$191	$467	$634

Earnings per common share (Note 10):
Income from continuing operations	$0.71	$1.30	$2.84	$3.98
Loss from discontinued operations (Note 1)	$—	$(0.14)	$—	$(0.13)

Net income	$0.71	$1.16	$2.84	$3.85

Earnings per common share – assuming dilution (Note 10):
Income from continuing operations	$0.70	$1.29	$2.82	$3.95
Loss from discontinued operations (Note 1)	$—	$(0.14)	$—	$(0.13)

Net income	$0.70	$1.15	$2.82	$3.82

Dividends per common share	$0.52	$0.52	$1.56	$1.52

The accompanying notes to the condensed consolidated financial statements are an integral part of this consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheet (Unaudited)

	Sept. 30, 2008	Dec. 31, 2007
	(Millions)
Assets
Current assets:
Cash and cash equivalents	$516	$526
Cash held in escrow (Note 4)	42	1,706
Receivables (less allowance for doubtful accounts of $94 million and $51 million)	3,453	2,522
Inventories (Note 7)	1,818	1,532
Other	750	655

Total current assets	6,579	6,941
Property (less accumulated depreciation of $5,266 million and $6,116 million)	2,833	2,578
Investments	571	370
Goodwill (Note 8)	2,711	1,507
Identifiable intangible assets (Note 8)	1,561	614
Other assets	791	619

Total	$15,046	$12,629

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt and current portion of long-term debt (Note 9)	$726	$1,819
Asbestos settlement (Note 17)	615	593
Accounts payable and accrued liabilities	3,128	2,220

Total current liabilities	4,469	4,632
Long-term debt (Note 9)	3,221	1,201
Asbestos settlement (Note 17)	300	324
Deferred income taxes	495	164
Accrued pensions	548	396
Other postretirement benefits	931	997
Other liabilities	712	603

Total liabilities	10,676	8,317

Commitments and contingent liabilities (Note 17)
Minority interest	166	161

Shareholders’ equity:
Common stock	484	484
Additional paid-in capital	573	553
Retained earnings (Note 2)	8,172	7,963
Treasury stock	(4,259)	(4,267)
Accumulated other comprehensive loss (Note 13)	(766)	(582)

Total shareholders’ equity	4,204	4,151

Total	$15,046	$12,629

The accompanying notes to the condensed consolidated financial statements are an integral part of this consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows (Unaudited)

	Nine Months Ended Sept. 30
	2008	2007
	(Millions)
Cash from operating activities – continuing operations	$810	$549
Cash used for operating activities – discontinued operations	—	(2)

Cash from operating activities	810	547

Investing activities:
Capital spending
Additions to property and long-term investments	(235)	(254)
Business acquisitions, net of cash balances acquired (2008 - $136; 2007 - $6) (Note 4)	(1,630)	(212)
Proceeds from sale of automotive glass and services business (Note 5)	225	—
Reductions of other property and investments	32	28
Deposits of cash into escrow	(36)	(44)
Release of cash held in escrow (Note 4)	1,703	—

Cash from (used for) investing activities – continuing operations	59	(482)
Cash used for investing activities – discontinued operations	—	(4)

Cash from (used for) investing activities	59	(486)

Financing activities:
Debt:
Borrowings to refinance acquired SigmaKalon debt (Note 9)	1,143	—
Repayment of acquired SigmaKalon debt (Note 9)	(1,259)	—
Proceeds from issuance of notes (net of discount and issuance costs) (Note 9)	1,538	—
Repayment of bridge loan (Note 9)	(1,557)	—
Net change in borrowings with maturities of three months or less	(463)	73
Proceeds from other short-term debt	318	55
Repayment of other short-term debt	(418)	(80)
Proceeds from (repayment of) other long-term debt	29	(21)

Net change in cash related to debt transactions	(669)	27
Other financing activities:
Proceeds from termination of interest rate swaps (Note 15)	40	—
Repayment of loans by employee stock ownership plan	—	19
Purchase of treasury stock	(6)	(270)
Issuance of treasury stock	13	187
Dividends paid	(256)	(250)

Cash used for financing activities – continuing operations	(878)	(287)
Cash used for financing activities – discontinued operations	—	—

Cash used for financing activities	(878)	(287)

Effect of currency exchange rate changes on cash and cash equivalents	(1)	10

Net decrease in cash and cash equivalents	(10)	(216)
Cash and cash equivalents, beginning of period	526	443

Cash and cash equivalents, end of period	$516	$227

The accompanying notes to the condensed consolidated financial statements are an integral part of this consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

The condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position of PPG Industries, Inc. and subsidiaries (the “Company” or “PPG”) as of September 30, 2008, and the results of their operations for the three and nine months ended September 30, 2008 and 2007, and their cash flows for the nine months then ended. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in PPG’s Annual Report on Form 10-K for the year ended December 31, 2007.

In July 2008, the Company announced that it had entered into an agreement to divest its automotive OEM glass and automotive replacement glass and services businesses (“automotive glass and services business”). Under the agreement, PPG would receive a minority ownership interest in the new company formed by the buyer. In accordance with the requirements of Statement of Financial Accounting Standards, (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of the automotive glass and services business were reported as discontinued operations beginning in September 2007 and in the second quarter of 2008 the business was reclassified into continuing operations because of PPG’s continuing involvement arising from the approximate 40% retained equity interest. The results of the automotive glass and services business are reported as part of the Glass reportable segment in the accompanying financial statements. The transaction was completed on September 30, 2008. See Note 5, “Divestiture of Automotive Glass and Services Business” for additional information.

In the third quarter of 2007, PPG entered into an agreement to sell its fine chemicals business to ZaCh System S.p.A., a subsidiary of Zambon Company S.p.A., for approximately $65 million. The sale of this business was completed in November 2007. The results of operations and cash flows of this business, which had previously been included in the Optical and Specialty Materials reportable segment, have been classified as discontinued operations in the accompanying condensed consolidated statements of income for the three and nine months ended September 30, 2007 and the accompanying condensed consolidated statement of cash flows for the nine months then ended. Sales of the fine chemicals business were $16 million and $63 million for the three and nine months ended September 30, 2007, respectively. Loss from discontinued operations for the three and nine months ended September 30, 2007, included a pretax charge of $21 million ($19 million aftertax) related to the divestiture of the fine chemicals business.

On January 2, 2008 the Company completed the acquisition of the SigmaKalon Group (“SigmaKalon”) which resulted in the release of $1,673 million cash held in escrow and paid to the seller. The assets acquired included cash of $136 million. See Note 4, “Acquisitions” for additional information.

The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.

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

The Company’s financial assets and liabilities that are reported at fair value in the accompanying condensed consolidated balance sheet, as of September 30, 2008, were as follows:

(Millions)	Level 1	Level 2	Level 3	Total
Other current assets:
Foreign currency contracts	$—	$3	$—	$3
Equity forward arrangement	—	7	—	7
Natural gas swap contracts	—	2	—	2
Marketable equity securities	4	—	—	4
Investments:
Marketable equity securities	63	3	—	66
Other assets:
Natural gas swap contracts	—	2	—	2
Interest rate swaps	—	1	—	1
Cross currency swaps	—	71	—	71
Accounts payable and accrued liabilities:
Foreign currency contracts	—	12	—	12
Interest rate swaps	—	1	—	1
Natural gas swap contracts	—	19	—	19
Other liabilities:
Foreign currency contracts	—	9	—	9
Natural gas swap contracts	—	9	—	9

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

During the nine months ended September 30, 2008, PPG spent $1,630 million on acquisitions (net of cash acquired of $136 million), including purchase price adjustments related to 2007 acquisitions. Most of this spending was related to the January 2, 2008 acquisition of SigmaKalon, a worldwide coatings producer based in Uithoorn, Netherlands, from global private investment firm Bain Capital (“the seller”). SigmaKalon produces architectural, protective and marine and industrial coatings and is a leading coatings supplier in Europe and other key markets across the globe, with an increasing presence in Africa and Asia. SigmaKalon sells coatings through a combination of approximately 500 company-owned stores, home centers, paint dealers, independent distributors, and directly to customers. The results of SigmaKalon have been included in PPG’s consolidated results of operations from January 2, 2008 onward.

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

The preliminary purchase price allocation for the SigmaKalon acquisition was recorded in the first quarter of 2008. Adjustments to the purchase price allocation have been recorded in 2008, including a restructuring reserve of $26 million in the third quarter (See Note 6, “Business Restructuring”), and further adjustments are expected as the Company finalizes estimates related to certain acquired assets and liabilities such as acquired deferred tax assets and liabilities and contingent liabilities.

The purchase price allocation is expected to be finalized by December 31, 2008. The following table summarizes the preliminary estimated fair value of assets acquired and liabilities assumed as a result of the acquisition:

(Millions)
Current assets (including cash of $136)	$1,448
Property, plant, and equipment	638
Customer-related intangibles	685
Trade names	277
Acquired technology	122
Goodwill (non-deductible)	1,328
Other	103

Total assets	4,601
Short-term debt	(1,507)
Current liabilities	(777)
Long-term debt	(10)
Deferred taxes	(396)
Other long-term liabilities	(261)

Net assets	1,650
In-process research and development	23

Total purchase price	$1,673

Identifiable intangible assets with finite lives are subject to amortization over their estimated useful lives. The identifiable intangible assets acquired in the SigmaKalon transaction will be amortized over an estimated weighted-average amortization period of 11 years. Customer-related intangibles will be amortized over an estimated weighted-average amortization period of 12 years, acquired technology will be amortized over an estimated weighted-average amortization period of 7 years and trade names will be amortized over an estimated weighted-average amortization period of 15 years. Estimated future amortization expense related to these identifiable intangible assets is approximately $75 million in each of the next five years.

Goodwill has preliminarily been allocated to PPG’s reportable segments as follows: $1,124 million to Architectural Coatings – EMEA, $106 million to Performance Coatings (protective and marine operating segment) and $98 million to Industrial Coatings (industrial operating segment).

The step up to fair value of acquired inventory as part of the preliminary purchase price allocation totaled $94 million. This amount was included in cost of sales, exclusive of depreciation and amortization, in the accompanying condensed consolidated statement of income for the nine months ended September 30, 2008 as the related inventory was sold to customers in the first quarter of 2008. The amount allocated to in-process research and development was charged to expense in the first quarter of 2008.

The following information reflects the results of PPG’s operations for the three and nine months ended September 30, 2007 on a pro forma basis as if the acquisition of SigmaKalon had been completed on January 1, 2007. The unaudited pro forma financial information was prepared to give pro forma effect to events that are 1) directly attributable to the acquisition, 2) factually supportable and 3) expected to have a continuing impact on the combined results. Pro forma adjustments have been made to illustrate the incremental impact on earnings of interest costs on the borrowings to acquire SigmaKalon, amortization expense related to acquired intangible assets of SigmaKalon, and the tax benefit associated with the incremental interest costs and amortization expense. The following unaudited pro forma information does not include certain cost savings or operating synergies (or costs associated with realizing such savings or synergies) that may result from the acquisition. Amounts preliminarily allocated to goodwill may change and amounts allocated to intangible assets with finite lives may change, which could result in a change to amortization expense related to acquired intangible assets from that which is estimated in the following unaudited pro forma information for PPG and its consolidated subsidiaries.

Condensed Consolidated Pro Forma Information (unaudited)	Three Months Ended Sept. 30, 2007	Nine Months Ended Sept. 30, 2007
(Millions, except per share amounts)
Net sales	$3,859	$11,318
Net income	$209	$654
Earnings per common share	$1.14	$3.84
Earnings per common share – assuming dilution	$1.13	$3.82

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

In July 2008, PPG entered into an agreement with affiliates of Kohlberg & Company, LLC, under which PPG would divest the automotive glass and services business to a new company formed by affiliates of Kohlberg. Under the agreement, PPG would receive a minority interest in the new company, and, as such, the accounting requirements of SFAS No. 144 for classifying the business as assets held for sale and reporting its results of operations and cash flows as discontinued operations had no longer been met. The assets and liabilities of the business have been classified as held for use in the condensed consolidated balance sheet as of December 31, 2007, and the results of operations and cash flows of the business have been classified as continuing operations in the Glass reportable segment in the accompanying condensed consolidated statements of income for the three and nine months ended September 30, 2008 and 2007, and cash flows for the nine months then ended.

In the second quarter of 2008, as a result of the reclassification of the automotive glass and services business to continuing operations, PPG recorded a one-time, non-cash charge of $17 million ($11 million aftertax) to reflect a catch-up of depreciation expense, which was suspended when the business was classified as a discontinued operation. Additionally, in the second quarter of 2008, PPG recorded a charge of $19 million ($12 million aftertax) for special termination benefits and a pension curtailment loss relating to the impact of benefit changes, including accelerated vesting, negotiated as part of the pending sale. This charge is included in selling, general and administrative expenses in the accompanying condensed consolidated statement of income for the nine months ended September 30, 2008.

The transaction with affiliates of Kohlberg was completed on September 30, 2008, with PPG receiving total proceeds of $315 million, including $225 million in cash and two 6-year notes totaling $90 million ($60 million at 8.5% interest and $30 million at 10% interest). Both notes, which may be prepaid at any time without penalty, are senior to the equity of the new company. In addition, PPG has received a minority interest of approximately 40 percent in the new company, Pittsburgh Glass Works LLC. This transaction resulted in a third quarter 2008 gain of $15 million pretax, net of transaction costs, and is included in “Other income” in the condensed consolidated statement of income for the three and nine months ended September 30, 2008. The aftertax gain on the transaction was $3 million, reflective of tax expense of $12 million. Tax expense on the gain includes the tax cost of repatriating certain transaction proceeds from Canada to the U.S. and the impact of certain permanent book/tax differences which resulted in a larger taxable gain. PPG will account for its interest in Pittsburgh Glass Works LLC under the equity method of accounting. PPG has retained certain liabilities for pension and post-employment benefits earned for service up to September 30, 2008.

6.	Business Restructuring

During the third quarter of 2008, the Company finalized a restructuring plan that is part of implementing PPG’s global transformation strategy and the integration of its acquisition of SigmaKalon, completed January 2. As part of the restructuring, PPG will close several coatings manufacturing facilities, including those in Clarkson, Ont., Canada, and Geldermalsen, Netherlands, which are anticipated to close in the second and third quarters 2009, respectively. The Geldermalsen closure will be implemented following consultation with the applicable works council. Other staffing reductions will occur in PPG’s coatings businesses in North America and Europe. PPG also will close its Owen Sound, Ont., Canada, glass manufacturing facility in early 2009, and will idle one float glass production line at its Mt. Zion, Ill., facility in the second quarter of next year. Other actions will include writing off idle production assets in PPG’s fiber glass and chemicals businesses.

In the third quarter of 2008, the Company recorded a charge of $163 million for business restructuring, including severance and other costs of $73 million, pension curtailments of $21 million and asset write-offs of $69 million. Severance and other restructuring costs related to the SigmaKalon acquisition of $26 million have been recorded as part of the purchase price allocation during the third quarter of 2008, effectively increasing goodwill. The restructuring reserve recorded in the third quarter 2008 totaled $189 million.

The company also expects to incur additional costs of approximately $15 million directly associated with the restructuring actions for demolition, dismantling, relocation and training that will be charged to expense as incurred. The company expects to incur these additional expenses in the second half of 2009.

The following table summarizes the activity in the third quarter 2008 restructuring reserve through September 30, 2008:

(Millions, except no. of employees)	Severance and Other Costs	Pension Curtailment Losses	Asset Write-offs	Total Reserve	Employees Impacted
Industrial Coatings	$40	$9	$10	$59	470
Performance Coatings	30	—	15	45	268
Architectural Coatings - EMEA	17	—	—	17	196
Glass	12	12	31	55	285
Commodity Chemicals	—	—	13	13	10

Total	$99	$21	$69	$189	1,229
Activity to date	(1)	(21)	(69)	(91)	(23)
Currency impact	(3)	—	—	(3)	—

Balance as of September 30, 2008	$95	$—	$—	$95	1,206

7.	Inventories

Inventories as of September 30, 2008 and December 31, 2007 are detailed below.

	Sept. 30, 2008	Dec. 31, 2007
	(Millions)
Finished products	$1,101	$937
Work in process	152	131
Raw materials	452	323
Supplies	113	141

Total	$1,818	$1,532

Most domestic and certain foreign inventories are valued using the last-in, first-out method. If the first-in, first-out method of inventory valuation had been used, inventories would have been $218 million and $234 million higher as of September 30, 2008 and December 31, 2007, respectively.

8.	Goodwill and Other Identifiable Intangible Assets

The change in the carrying amount of goodwill attributable to each reportable segment for the nine months ended September 30, 2008 was as follows:

	Performance Coatings	Industrial Coatings	Architectural Coatings - EMEA	Optical and Specialty Materials	Glass	Total
	(Millions)
Balance, December 31, 2007	$1,051	$310	$—	$57	$89	$1,507
Goodwill from acquisitions (Note 4)	115	102	1,126	2	—	1,345
Impact of divestiture (Note 5)	—	—	—	—	(29)	(29)
Currency translation	(40)	(19)	(48)	(2)	(3)	(112)

Balance, Sept. 30, 2008	$1,126	$393	$1,078	$57	$57	$2,711

The carrying amount of acquired trademarks with indefinite lives as of September 30, 2008 and December 31, 2007 totaled $340 million and $144 million, respectively. The amount at September 30, 2008 includes $196 million related to the SigmaKalon acquisition.

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and are detailed below.

	Sept. 30, 2008			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(Millions)
Acquired technology	$517	$(192)	$325	$392	$(164)	$228
Customer-related intangibles	980	(186)	794	334	(131)	203
Trade names	114	(21)	93	55	(24)	31
Other	28	(19)	9	25	(17)	8

Balance	$1,639	$(418)	$1,221	$806	$(336)	$470

Most of the increase in the gross carrying amount of identifiable intangible assets from December 31, 2007 to September 30, 2008 is the result of the SigmaKalon acquisition and the impact of foreign currency changes.

Aggregate amortization expense related to these identifiable intangible assets for the three and nine months ended September 30, 2008 was $34 million and $105 million, respectively, and for the three and nine months ended September 30, 2007 was $15 million and $44 million, respectively. As of September 30, 2008, estimated future amortization expense of identifiable intangible assets is as follows: $34 million for the remaining quarter of 2008 and $132 million, $130 million, $120 million, $116 million and $103 million in 2009, 2010, 2011, 2012 and 2013, respectively.

9.	Debt

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

On March 18, 2008, PPG completed a public offering of $600 million in aggregate principal amount of its 5.75% Notes due 2013 (the “2013 Notes”), $700 million in aggregate principal amount of its 6.65% Notes due 2018 (the “2018 Notes”) and $250 million in aggregate principal amount of its 7.70% Notes due 2038 (the “2038 Notes” and, together with the 2013 Notes and the 2018 Notes, the

“Notes”). The Notes were offered by the Company pursuant to its existing shelf registration. The proceeds of this offering of $1,538 million (net of discount and issuance costs) and additional borrowings of $195 million under the €650 million revolving credit facility were used to repay existing debt, including certain short-term debt and the amounts outstanding under the €1 billion bridge loan. No further amounts can be borrowed under the €1 billion bridge loan. The discount and issuance costs related to the Notes, which totaled $12 million, will be amortized to interest expense over the respective lives of the Notes.

10.	Earnings Per Common Share

The following table presents the earnings per common share calculations for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
(Millions, except per share amounts)	2008	2007	2008	2007
Earnings per common share
Income from continuing operations	$117	$213	$467	$655
Loss from discontinued operations	—	(22)	—	(21)

Net Income	$117	$191	$467	$634
Weighted average common shares outstanding	164.7	164.4	164.6	164.6

Earnings per common share:
Income from continuing operations	$0.71	$1.30	$2.84	$3.98
Loss from discontinued operations	—	(0.14)	—	(0.13)

Net Income	$0.71	$1.16	$2.84	$3.85

Earnings per common share - assuming dilution
Income from continuing operations	$117	$213	$467	$655
Loss from discontinued operations	—	(22)	—	(21)

Net Income	$117	$191	$467	$634
Weighted average common shares outstanding	164.7	164.4	164.6	164.6

Effect of dilutive securities:
Stock options	0.4	1.1	0.5	0.9
Other stock compensation plans	0.5	0.5	0.6	0.5

Potentially dilutive common shares	0.9	1.6	1.1	1.4

Adjusted weighted average common shares outstanding	165.6	166.0	165.7	166.0

Earnings per common share - assuming dilution:
Income from continuing operations	$0.70	$1.29	$2.82	$3.95
Loss from discontinued operations	—	(0.14)	—	(0.13)

Net Income	$0.70	$1.15	$2.82	$3.82

Excluded from the computation of diluted earnings per share due to their antidilutive effect were 3.2 million and 3.0 million outstanding stock options for the three and nine months ended September 30, 2008, and 0.2 million and 1.0 million outstanding stock options for the three and nine months ended September 30, 2007.

11.	Income Taxes

The Company files federal, state and local income tax returns in numerous domestic and foreign jurisdictions. In most tax jurisdictions, returns are subject to examination by the relevant tax authorities for a number of years after the returns have been filed. The Company is no longer subject to examinations by tax authorities in any major tax jurisdiction for years before 2001. Additionally, the Internal Revenue Service (“IRS”) has completed its examination of the Company’s U.S. federal income tax returns filed for years through 2005. During the first quarter of 2008, the Company recorded a tax benefit of $6 million related to the settlement with the IRS of our U.S. tax returns for the years 2004 and 2005. The IRS is currently conducting its examination of the Company’s U.S. federal income tax return for 2006. This examination is expected to be completed in the fourth quarter of 2008 or early 2009 and is not expected to result in a significant adjustment to the Company’s income tax expense.

12.	Pensions and Other Postretirement Benefits

The net periodic benefit costs for the three and nine months ended September 30, 2008 and 2007 were as follows:

	Pensions
	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2008	2007	2008	2007
	(Millions)
Service cost	$17	$18	$57	$54
Interest cost	65	54	196	159
Expected return on plan assets	(68)	(67)	(216)	(199)
Amortization of prior service cost	3	4	8	11
Amortization of actuarial losses	18	21	51	62
Special termination benefits and curtailment losses (Notes 5 and 6)	21	12	39	12

Net periodic pension cost	$56	$42	$135	$99

On August 17, 2006, the Pension Protection Act of 2006 (“PPA”) was signed into law, changing the funding requirements for our U.S. defined benefit pension plans beginning in 2008. Under the requirements of PPA, we will not have a mandatory contribution to these plans in 2008. However, we made a voluntary contribution of $50 million to our U.S. defined benefit pension plans in 2008. We also do not currently expect to have a mandatory contribution to these plans in 2009. However, due in large part to an expectation of lower than anticipated asset returns in 2008, we expect to make a voluntary contribution to these plans in 2009 that could be well in excess of the level of our recent contributions.

We expect to make mandatory contributions to our non-U.S. plans in 2008 of approximately $85 million, of which approximately $60 million was contributed as of September 30, 2008.

The net periodic other postretirement benefit costs for the three and nine months ended September 30, 2008 and 2007 were as follows:

	Other Postretirement Benefits
	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2008	2007	2008	2007
	(Millions)
Service cost	$4	$6	$16	$18
Interest cost	17	16	50	48
Amortization of prior service cost	(4)	(3)	(13)	(8)
Amortization of actuarial losses	6	8	21	25
Special termination benefits and curtailment (gains) losses (Notes 5 and 6)	(6)	5	(5)	5

Net periodic other postretirement benefit cost	$17	$32	$69	$88

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

The underfunded status at September 30, 2008 of the defined benefit pension and other postretirement benefit plans covering employees of the automotive glass and services business totaled $38 million and $232 million, respectively, and such amounts are recognized as liabilities in the condensed consolidated balance sheet as of that date. These obligations are being retained by PPG under the terms of the agreement to divest this business (see Note 5). The projected benefit obligation and accumulated plan benefit obligation at September 30, 2008 related to these plans included $207 million and $73 million, respectively, of accumulated net actuarial losses that have been recognized with a charge to accumulated other comprehensive loss and have not yet been reflected in net periodic benefit cost.

We estimate that the net periodic benefit costs related to the retained liabilities will total approximately $27 million in 2009, which is a reduction of approximately $8 million from the current level of annual benefit cost.

13.	Comprehensive Income

Total comprehensive income for the three and nine months ended September 30, 2008 and 2007 was as follows:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2008	2007	2008	2007
	(Millions)
Net income	$117	$191	$467	$634
Other comprehensive (loss) income, net of tax:
Pension and other postretirement benefits	25	114	24	100
Currency translation adjustment	(400)	126	(198)	241
Unrealized gains (losses) on marketable securities	—	1	(2)	(1)
Net change – derivatives (Note 14)	(91)	(5)	(8)	3

	(466)	236	(184)	343

Total comprehensive (loss) income	$(349)	$427	$283	$977

14.	Derivative Financial Instruments and Hedge Activities

PPG’s policies do not permit speculative use of derivative financial instruments. PPG uses derivative instruments to manage its exposure to fluctuating natural gas prices through the use of natural gas swap contracts. PPG also uses forward currency and option contracts as hedges against its exposure to variability in exchange rates on short-term intercompany borrowings and cash flows denominated in foreign currencies and to translation risk. PPG uses foreign denominated debt to hedge investments in foreign operations. Interest rate swaps are used to manage the Company’s exposure to changing interest rates. PPG held interest rate swaps that effectively converted $125 million and $275 million of fixed rate notes to variable debt at September 30, 2008 and December 31, 2007, respectively. PPG also uses an equity forward arrangement to hedge a portion of our exposure to changes in the fair value of PPG stock that is to be contributed to the asbestos settlement trust as discussed in Note 17, “Commitments and Contingent Liabilities.”

Concurrent with the public offering of the Company’s Notes, on March 18, 2008, PPG entered into ten U.S. dollar to euro cross currency swap contracts with a total notional amount of $1.3 billion, of which $600 million will settle on March 15, 2013 and $700 million will settle on March 15, 2018. PPG paid the counterparties to the contracts a total of $1.3 billion and received euros, which were used to repay most of the €1 billion bridge loan, which the Company employed to finance the acquisition of SigmaKalon. On settlement of the contracts, PPG will receive $1.3 billion U.S. dollars and pay euros to the counterparties to the contracts. The Company has designated these swaps as hedges of its net investment in SigmaKalon and, as a result, mark to fair value adjustments of the swaps have been and will be recorded as a component of other comprehensive income. As of September 30, 2008, the aggregate fair value of these swaps was an asset of $71 million.

During the first nine months of 2008, other comprehensive income included a net loss due to derivatives of $8 million, net of tax. This loss was comprised of realized gains of $1 million and unrealized losses of $7 million. The realized gains related to the settlement during the period of natural gas contracts offset in part by losses from the settlement of interest rate swaps owned by one of the Company’s investees accounted for under the equity method of accounting and foreign currency contracts. The unrealized losses related to the change in fair value of the natural gas contracts and interest rate swaps owned by one of the Company’s investees accounted for under the equity method of accounting, offset in part by unrealized gains on foreign currency contracts.

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

In November 2002, PPG entered into a one-year renewable equity forward arrangement with a bank in order to partially mitigate the impact of changes in the fair value of PPG stock that is to be contributed to the asbestos settlement trust as discussed in Note 17. This instrument, which has been renewed, is recorded at fair value as an asset or liability and changes in the fair value of this instrument are reflected in “Asbestos settlement – net” in the condensed consolidated statement of income. The fair value of this instrument as of September 30, 2008 and December 31, 2007 was a current asset of $7 million and $18 million, respectively. PPG recorded a gain of $1 million and a loss of $11 million for the three and nine months ended September 30, 2008, respectively, and a gain of $0 million and $10 million for the three and nine months ended September 30, 2007, respectively, for the change in fair value of this instrument.

15.	Cash Flow Information

Cash payments for interest were $192 million and $79 million for the nine months ended September 30, 2008 and 2007, respectively. Net cash payments for income taxes for the nine months ended September 30, 2008 and 2007 were $378 million and $307 million, respectively.

In the first quarter of 2008, PPG terminated two interest rate swaps, including one that was acquired in the SigmaKalon transaction. PPG received proceeds of $40 million in terminating these swaps, which amount is included as cash from financing activities in the accompanying condensed consolidated statement of cash flows for the nine months ended September 30, 2008.

16.	Stock-Based Compensation

The Company’s stock-based compensation includes stock options, restricted stock units (“RSUs”) and grants of contingent shares that are earned based on achieving targeted levels of total shareholder return. All current grants of stock options, RSUs and contingent shares are made under the PPG Industries, Inc. Omnibus Incentive Plan (“PPG Omnibus Plan”). Shares available for future grants under the PPG Omnibus Plan were 7.4 million as of September 30, 2008.

Total stock-based compensation cost was $12 million and $27 million for the three and nine months ended September 30, 2008, respectively, and $13 million and $31 million for the three and nine months ended September 30, 2007, respectively. The total income tax benefit recognized in the income statement related to the stock-based compensation was $4 million and $10 million for the three and nine months ended September 30, 2008, respectively, and $5 million and $11 million for the three and nine months ended September 30, 2007.

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

Restricted Stock Units

Long-term incentive value is delivered to selected key management employees by granting RSUs, which have either time or performance-based vesting features. The fair value of an RSU is equal to the market value of a share of stock on the date of grant. Time-based RSUs vest over the three-year period following the date of grant, unless forfeited, and will be paid out in the form of stock, cash or a combination of both at the Company’s discretion at the end of the three-year vesting period. Performance-based RSUs vest based on achieving specific annual performance targets for earnings per share growth and cash flow return on capital over the three-year period following the date of grant. Unless forfeited, the performance-based RSUs will be paid out in the form of stock, cash or a combination of both at the Company’s discretion at the end of the three-year vesting period if PPG meets the performance targets. For awards granted in 2006 and 2007, the actual amount paid for performance-based awards may range from 0% to 150% of the original grant, as 50% of the grant vests in each year that one of the two targets is met during the three-year period. If the designated performance targets are not met in any of the three years in an award period, no payout will be made on the performance-based RSUs. For awards granted in 2008, the amount paid for performance-based awards may range from 0% to 180% of the original grant, based upon the frequency with which the earnings per share growth and cash flow return on capital performance targets are met over the three-year period. The performance-based RSUs granted in 2005 vested at the 150% level. For the purposes of expense recognition we have assumed that performance-based RSUs granted in 2006 will vest at the 150% level and performance-based RSUs granted in 2007 and 2008 will vest at the 100% level. The performance targets for 2006 and 2007 were achieved.

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

Class action lawsuits that mimic the federal class action were filed in five states (California, Maine, Massachusetts, Tennessee and Vermont) pursuant to state statutes on behalf of indirect purchasers of automotive refinish products. A similar suit brought in a federal court in New York City was dismissed on May 8, 2007. In the fourth quarter of 2007, the case in Tennessee was dismissed. PPG believes that there was no wrongdoing on its part, and believes it has meritorious defenses to the independent state court cases. Notwithstanding the foregoing, to avoid the ongoing expense of protracted litigation, as well as the risks and uncertainties associated with complex litigation, PPG has settled the cases in California, Maine, Massachusetts and Vermont.

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

Asbestos Matters

For over 30 years, PPG has been a defendant in lawsuits involving claims alleging personal injury from exposure to asbestos. Most of PPG’s potential exposure relates to allegations by plaintiffs that PPG should be liable for injuries involving asbestos-containing thermal insulation products manufactured and distributed by Pittsburgh Corning Corporation (“PC”). PPG and Corning Incorporated are each 50% shareholders of PC. PPG has denied responsibility for, and has defended, all claims for any injuries caused by PC products. As of September 30, 2008, PPG was one of many defendants in numerous asbestos-related lawsuits involving approximately 114,000 open claims served on PPG.

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

Terms of PPG Settlement Arrangement

PPG has no obligation to pay any amounts under the PPG Settlement Arrangement entered into in 2002 until the Effective Date. If the second amended PC plan of reorganization were approved, PPG and certain of its insurers (along with PC) would then make payments on the Effective Date to the Trust, which would provide the sole source of payment for all present and future asbestos bodily injury claims against PPG, its subsidiaries or PC alleged to be caused by the manufacture, distribution or sale of asbestos products by these companies. PPG would convey the following assets to the Trust: (i) the stock it owns in PC and Pittsburgh Corning Europe, (ii) 1,388,889 shares of PPG’s common stock and (iii) aggregate cash payments to the Trust of approximately $998 million, payable according to a fixed payment schedule over 21 years, beginning on June 30, 2003, or, if later, the Effective Date. PPG would have the right, in its sole discretion, to prepay these cash payments to the Trust at any time at a discount rate of 5.5% per annum as of the prepayment date. In addition to the conveyance of these assets, PPG would pay $30 million in legal fees and expenses on behalf of the Trust to recover proceeds from certain historical insurance assets, including policies issued by certain insurance carriers that are not participating in the settlement, the rights to which would be assigned to the Trust by PPG.

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

If the second amended PC plan of reorganization incorporating the terms of the PPG Settlement Arrangement and the Corning Settlement Arrangement were approved by the Bankruptcy Court, the Court would enter a channeling injunction under §524(g) and other provisions of the Bankruptcy Code, prohibiting present and future claimants from asserting bodily injury claims after the Effective Date against PPG or its subsidiaries or PC relating to the manufacture, distribution or sale of asbestos-containing products by PC or PPG or its subsidiaries. The injunction would also prohibit codefendants in those cases from asserting claims against PPG for contribution, indemnification or other recovery. All such claims would be filed with the Trust and only paid from the assets of the Trust.

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

Accounting Impact of PPG Settlement Arrangement

In the second quarter of 2002, an initial charge of $772 million was recorded for the estimated cost of the PPG Settlement Arrangement which included the net present value, using a discount rate of 5.5%, of the aggregate cash payments of approximately $998 million to be made by PPG to the Trust. That amount also included the carrying value of PPG’s stock in Pittsburgh Corning Europe, the fair value as of June 30, 2002 of 1,388,889 shares of PPG common stock and $30 million in legal fees of the Trust to be paid by PPG, which together with the proposed first payment of $75 million originally scheduled to be made to the Trust on June 30, 2003, were reflected in the current liability for PPG’s asbestos settlement in the condensed consolidated balance sheet as of June 30, 2002. The net present value at that date of the remaining payments of $566 million was recorded in the noncurrent liability for asbestos settlement. Since that date, the liability has been adjusted to reflect the accretion of interest on the portion initially recorded based on net present value and the changes in the fair value of the portion related to PPG common stock. The liability recorded at September 30, 2008 was $615 million current and $300 million non-current.

The following table summarizes the impact on our financial statements for the three and nine months ended September 30, 2008 and 2007 resulting from the PPG Settlement Arrangement including the change in fair value of the stock to be transferred to the Trust and the equity forward instrument (see Note 14, “Derivative Financial Instruments and Hedge Activities”) and the increase in the net present value of the future payments to be made to the Trust.

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2008	2007	2008	2007
	(Millions)
Increase (decrease) in expense:
Change in fair value:
PPG stock	$2	$(1)	$(16)	$15
Equity forward instrument	(1)	—	11	(10)
Accretion of asbestos liability	4	6	14	17

Asbestos settlement – net expense	$5	$5	$9	$22

The fair value of the equity forward instrument is included as an other current asset as of September 30, 2008 and December 31, 2007 in the accompanying condensed consolidated balance sheet. Payments under the fixed payment schedule require annual payments that are due each June. The current portion of the asbestos settlement liability included in the accompanying condensed consolidated balance sheet as of September 30, 2008, consists of all such payments required through June 2009, the fair value of PPG’s common stock and legal fees and expenses. The amount due June 30, 2010, of $25 million and the net present value of the remaining payments is included in the long-term asbestos settlement liability in the accompanying condensed consolidated balance sheet. For 2008, accretion expense associated with the asbestos liability will be approximately $5 million per quarter.

The Company has evaluated the current status of the PPG Settlement Arrangement and concluded that as of September 30, 2008, it was probable that a liability had been incurred in an amount that was reasonably estimable. However, it is reasonably possible that the circumstances which existed at September 30, 2008, and on which the liability for that settlement of asbestos claims is based, will change in the near term if the modifications of the terms of the PPG Settlement Arrangement currently under negotiation and to be included in a third amended PC plan of reorganization (as discussed below) are approved by the interested parties and the Bankruptcy Court. Such change is not expected to result in an adjustment of the recorded liability that would be material to PPG’s consolidated financial position or liquidity; however, such change may result in an adjustment that would be material to the results of operations of any particular period in which it would be recognized.

Recent Developments

At a January 10, 2008 hearing before the Bankruptcy Court, certain parties in interest, including PPG, reported progress toward a third amended plan of reorganization that would, if finally approved by the parties, address the issues raised in the Court’s December 21, 2006 ruling. The interested parties have continued to engage in extensive negotiations regarding the terms of a third amended plan of reorganization. The Bankruptcy Court has ordered the parties to file a third amended plan of reorganization, which the parties filed, in part in early August 2008. Certain aspects of the third amended plan of reorganization are still being negotiated among the parties and would include modifications to the terms of the PPG Settlement Arrangement to be incorporated in such plan. PPG is not able to predict the complete scope and terms of a final third amended PC plan of reorganization, including the modifications to the PPG Settlement Arrangement, prior to the filing of any such plan and related documents with the Bankruptcy Court.

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

As of September 30, 2008 and December 31, 2007, PPG had reserves for environmental contingencies totaling $280 million and $276 million, respectively, of which $49 million and $57 million, respectively, were classified as current liabilities. Pretax charges against income for environmental remediation costs totaled $5 million and $12 million, respectively, for the three and nine months ended September 30, 2008, and $3 million and $8 million, respectively, for the three and nine months ended September 30, 2007, and are included in “Other charges” in the accompanying condensed consolidated statement of income. Cash outlays related to such environmental remediation aggregated $9 million and $17 million, respectively, for the three and nine months ended September 30, 2008 and $4 million and $14 million, respectively, for the three and nine months ended September 30, 2007. As part of the preliminary allocation of the SigmaKalon purchase price to the assets acquired and liabilities assumed, the PPG reserve for environmental contingencies was increased by $9 million in 2008.

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

We expect cash outlays for environmental remediation costs to be approximately $30 million in 2008 and to range from $35 million to $60 million annually through 2012. It is possible that technological, regulatory and enforcement developments, the results of environmental studies and other factors could alter our expectations with respect to charges against income and future cash outlays. Specifically, the level of expected cash outlays is highly dependent upon activity related to the former chromium manufacturing plant site in New Jersey, as PPG awaits approval of workplans that have been submitted to the applicable regulatory agencies.

In New Jersey, PPG continues to perform its obligations under an Administrative Consent Order (“ACO”) with the New Jersey Department of Environmental Protection (“NJDEP”). Since 1990, PPG has remediated 47 of 61 residential and nonresidential sites under the ACO. The most significant of the 14 remaining sites is the former chromium manufacturing location in Jersey City. The principal contaminant of concern is hexavalent chromium. Based on current estimates, at least 500,000 tons of soil may be potentially impacted for all remaining sites. As of September 30, 2008 and December 31, 2007 PPG had reserves of $193 million and $195 million, respectively, for environmental contingencies associated with all New Jersey sites. The Company submitted a feasibility study work plan to the NJDEP in October 2006 that includes review of the available remediation technology alternatives for the former chromium manufacturing location. Under the feasibility study work plan, remedial alternatives which will be assessed include, but are not limited to, soil excavation and offsite disposal in a licensed disposal facility, in situ chemical stabilization of soil and groundwater, and in situ solidification of soils. A feasibility study is expected to be completed in 2010. In addition, PPG is planning to conduct Interim Remedial Measures (“IRMs”) at the site during 2009. Implementation of these IRMs will assist in the evaluation of remedial technologies required in the feasibility study. PPG has submitted a Remedial Action Work Plan for one other of the remaining sites under the ACO. This proposal has been submitted to the NJDEP for approval. In addition, investigation activities are ongoing for an additional six sites covered by the ACO adjacent to the former manufacturing site with completion expected in 2009. Investigation activities have not yet begun for the remaining six sites covered by the ACO, but we believe the results of the study at the former chromium manufacturing location will also provide us with relevant information concerning remediation alternatives at these sites.

As a result of the extensive analysis undertaken in connection with the preparation and submission of the feasibility study work plan for the former chromium manufacturing location described above, the Company recorded a pretax charge of $165 million in the third quarter of 2006. The charge included estimated costs for remediation at the 14 remaining ACO sites, including the former manufacturing site, and for the resolution of litigation filed by NJDEP in May 2005 as discussed below. The principal estimated cost elements of the third quarter 2006 charge and of the remaining reserve at September 30, 2008 were based on competitively derived or readily available remediation industry cost data for representative remedial options e.g., excavation and in situ stabilization/solidification. The major cost components are (i) in place soil treatment and transportation and disposal of excavated soil and (ii) construction services (related to soil excavation, groundwater management and site security), which account for approximately 50% and 30% of the reserve, respectively, as of September 30, 2008. The reserve also includes estimated costs for remedial investigation, interim remedial measures, engineering and project management. The most significant assumptions underlying the reserve are those related to the extent and concentration of chromium impacts in the soil, as these will determine the quantity of soil that must be treated in place, the quantity that will have to be excavated and transported for offsite disposal, and the nature of disposal required. The charges are exclusive of any third party indemnification, as management believes the likelihood of receiving any such amounts to be remote.

Multiple future events, including completion of feasibility studies, remedy selection, remedy design and remedy implementation involving governmental agency action or approvals will be required, and considerable uncertainty exists regarding the timing of these future events for the remaining 14 sites covered by the ACO. Final resolution of these events is expected to occur over an extended period of time. However, based on current information, it is expected that feasibility study approval and remedy selection could occur during 2010 for the former chromium plant and six adjacent sites, while remedy design and approval could occur during 2010 to 2011, and remedy implementation could occur during 2011 to 2015, with some period of long-term monitoring for remedy effectiveness to follow related to these seven sites. One other site is expected to be remediated during 2009 to 2010. Activities at the six other sites have not yet begun and the timing of future events related to these sites cannot be predicted at this time. As these events occur and to the extent that the cost estimates of the environmental remediation remedies change, the existing reserve for this environmental remediation will be adjusted. Based on current information, we expect cash outlays related to remediation efforts in New Jersey to range from $5 million to $10 million in 2008 and $30 million to $45 million annually from 2009 through 2012.

In May 2005, the NJDEP filed a complaint against PPG and two other former chromium producers seeking to hold the parties responsible for a further 53 sites where the source of chromium contamination is not known and to recover costs incurred by the agency in connection with its response activities at certain of those sites. During the third quarter, the parties reached an agreement in principle on all claims relating to these 53 sites. Under the terms of the proposed settlement, PPG would, among other things, accept responsibility for remediation of 6 of the 53 sites, reimburse the NJDEP for a portion of past costs in the amount of $5 million and be responsible for the NJDEP’s oversight costs associated with the sites for which PPG is wholly or partially responsible. This settlement would not affect PPG’s responsibilities for the 14 remaining unremediated sites covered by PPG’s ACO. PPG’s estimated costs under this proposed settlement are included in the September 30, 2008 previously established reserve for New Jersey chrome environmental remediation matters.

In Lake Charles, the U.S. Environmental Protection Agency (“USEPA”) completed investigation of contamination levels in the Calcasieu River Estuary and issued a Final Remedial Investigation Report in September 2003, which incorporates the Human Health and Ecological Risk Assessments, indicating that elevated levels of risk exist in the estuary. PPG and other potentially responsible parties are performing a feasibility study under the authority of the Louisiana Department of Environmental Quality (“LDEQ”). PPG’s exposure with respect to the Calcasieu Estuary is focused on the lower few miles of Bayou d’Inde, a small tributary to the Calcasieu Estuary near PPG’s Lake Charles facility, and about 150 to 200 acres of adjacent marshes. The Company and three other potentially responsible parties submitted a draft remediation feasibility study report to the LDEQ in October 2006. The proposed remedial alternatives include sediment dredging, sediment capping, and biomonitoring of fish and shellfish. Principal contaminants of concern which may require remediation include various metals, dioxins and furans, and polychlorinated biphenyls. In response to agency comments on the draft study, the companies conducted additional investigations and submitted a revised feasibility report to the agencies in the third quarter 2008.

Multiple future events, such as feasibility study approval, remedy selection, remedy design and remedy implementation involving agency action or approvals will be required and considerable uncertainty exists regarding the timing of these future events. Final resolution of these events is expected to occur over an extended period of time. However, based on currently available information it is expected that feasibility study approval and remedy selection could occur in 2009, remedy design and approval could occur during 2010, and remedy implementation could occur during 2010 to 2013, with some period of long-term monitoring for remedy effectiveness to follow.

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

We expect to complete our evaluation of pre-acquisition SigmaKalon environmental remediation contingencies during the fourth quarter of 2008. As a result of the evaluation, it is reasonably possible that the amount of recorded reserves will increase resulting in an increase in goodwill and that the range of reasonably possible exposure to loss in excess of the amounts reserved may also increase.

The status of the remediation activity at the sites in New Jersey and at the Calcasieu River Estuary in Louisiana and the factors that could result in the need for additional environmental remediation reserves at those sites are described above. Initial remedial actions are occurring at the three operating plant sites in our chemicals businesses. These three operating plant sites include our Barberton, OH, Lake Charles, LA and Natrium, WV locations. At Barberton, we have completed a Facility Investigation and Corrective Measure Study (“CMS”) under USEPA’s Resource Conservation and Recycling Act (“RCRA”) Corrective Action Program. Currently, we are implementing the remediation alternatives recommended in the CMS using a performance-based approach with USEPA Region V oversight. Similarly, we have completed a Facility Investigation and CMS for our Lake Charles facility under the oversight of the LDEQ. The LDEQ has accepted our proposed remedial alternatives which are expected to be incorporated into the facility’s RCRA operating permit during 2009. Planning for or implementation of these proposed alternatives is in progress. At our Natrium facility, a facility investigation has been completed, initial interim remedial measures have been implemented to mitigate soil impacts but additional investigation is required to more fully define the nature and extent of groundwater contamination and to identify appropriate, additional remedial actions.

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

The Company accrues for product warranties at the time the products are sold based on historical claims experience. As of September 30, 2008 and December 31, 2007, the reserve for product warranties was $10 million and $9 million, respectively. Pretax charges against income for product warranties and the related cash outlays were not material for the three and nine months ended September 30, 2008 and 2007.

The Company had outstanding letters of credit of $76 million and guarantees of $59 million as of September 30, 2008. The Company does not believe any loss related to such guarantees is likely.

18.	Reportable Segment Information

PPG is a multinational manufacturer with 14 operating segments that are organized based on our major product lines. These operating segments are also our reporting units for purposes of testing goodwill for impairment. The operating segments were expanded during the first quarter of 2008 to include the protective and marine coatings operating segment, which is included in the Performance Coatings reportable segment, and the Architectural Coatings - EMEA (Europe, Middle East and Africa) operating segment, which is also a reportable business segment. These changes were a result of the SigmaKalon acquisition. The operating segments have been aggregated based on economic similarities, the nature of their products, production processes, end-use markets and methods of distribution into six reportable business segments.

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

Reportable segment net sales and segment income for the three and nine months ended September 30, 2008 and 2007 were as follows:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2008	2007	2008	2007
	(Millions)
Net sales:
Performance Coatings	$1,229	$963	$3,612	$2,792
Industrial Coatings	1,022	901	3,232	2,713
Architectural Coatings - EMEA	632	—	1,835	—
Optical and Specialty Materials	290	257	895	786
Commodity Chemicals	500	400	1,418	1,151
Glass (a)	552	552	1,669	1,674

Total (b)	$4,225	$3,073	$12,661	$9,116

Segment income:
Performance Coatings	$148	$140	$439	$420
Industrial Coatings	48	89	252	293
Architectural Coatings - EMEA	61	—	141	—
Optical and Specialty Materials	61	55	211	189
Commodity Chemicals	116	89	252	190
Glass (a)	17	35	77	105

Total	451	408	1,372	1,197
Legacy costs (c)	(4)	(20)	(11)	(30)
Business restructuring (Note 6)	(163)	—	(163)	—
Gain on automotive glass and services divestiture (Note 5)	15	—	15	—
Acquisition–related costs (d)	—	(6)	(117)	(6)
Depreciation catch-up charge (e)	—	—	(17)	—
Divestiture related benefit costs (f)	—	—	(19)	—
Asbestos settlement–net	(5)	(5)	(9)	(22)
Interest expense, net of interest income	(57)	(19)	(176)	(58)
Unallocated stock based compensation (Note 16)	(12)	(13)	(27)	(31)
Other unallocated corporate expense – net	(22)	(9)	(68)	(40)

Income before income taxes and minority interest	$203	$336	$780	$1,010

(a)	Glass net sales and segment income include the results of the automotive glass and services business for the three and nine months ended September 30, 2008 and 2007, respectively.

(b)	Intersegment net sales for the three and nine months ended September 30, 2008 and 2007 were not material.

(c)	Legacy costs include current costs related to former operations of the Company, including certain environmental remediation, pension and other postretirement benefit costs, and certain charges which are considered to be unusual or non-recurring, and, therefore, not a part of the earnings used to evaluate the performance of the operating segments. For the three and nine months ended Sept. 30, 2007, these costs included a pretax charge of $17 million, primarily representing curtailment losses on certain defined benefit pension plans related to the automotive glass and services business.

(d)	In the first quarter of 2008, costs related to the SigmaKalon acquisition included $94 million for the flow-through cost of sales of the step up to fair value of acquired inventory and $23 million for the write-off of in-process research and development. In the third quarter of 2007, these costs were related to the flow-through cost of sales of the step up to fair value of acquired inventory related to the inventory acquired in the Barloworld Coatings Australia transaction. These costs are considered to be unusual and non-recurring and will not reduce the segment earnings used to evaluate the performance of the operating segments.

(e)	Represents the catch-up of depreciation expense through March 31, 2008, which was suspended when the automotive glass and services business was classified as a discontinued operation in September 2007 and returned to continuing operations in the second quarter of 2008.

(f)	Represents special termination benefits and pension curtailment loss relating to the impact of benefit changes, including accelerated vesting, negotiated as part of the sale of the automotive glass and services business. These costs are considered to be unusual and non-recurring and will not reduce the segment earnings used to evaluate the performance of the operating segments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In July 2008, PPG entered into an agreement with affiliates of Kohlberg & Company, LLC, under which PPG would divest the automotive glass and services business to a new company formed by affiliates of Kohlberg. Under the agreement, PPG would receive a minority interest in the new company, and, as such, the accounting requirements of Statement of Financial Accounting Standards, (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” for classifying the business as assets held for sale and reporting its results of operations and cash flows as discontinued operations had no longer been met. The assets and liabilities of the business have been classified as held for use in the condensed consolidated balance sheet as of December 31, 2007, and the results of operations and cash flows of the business have been classified as continuing operations in the Glass reportable segment in the accompanying condensed consolidated statements of income for the three and nine months ended September 30, 2008 and 2007, and cash flows for the nine months then ended under Item 1 of this Form 10-Q.

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

The transaction with affiliates of Kohlberg was completed on September 30, 2008, with PPG receiving total proceeds of $315 million, including $225 million in cash and two 6-year notes totaling $90 million ($60 million at 8.5% interest and $30 million at 10% interest). Both notes, which may be prepaid at any time without penalty, are senior to the equity of the new company. In addition, PPG has received a minority interest of approximately 40 percent in the new company, Pittsburgh Glass Works LLC. This transaction resulted in a third quarter 2008 gain of $15 million pretax, net of transaction costs, and is included in “Other income” in the condensed consolidated statement of income for the three and nine months ended September 30, 2008 under Item 1 of this Form 10-Q. The aftertax gain on the transaction was $3 million, reflective of tax expense of $12 million. Tax expense on the gain includes the tax cost of repatriating certain transaction proceeds from Canada to the U.S. and the impact of certain permanent book/tax differences which resulted in a larger taxable gain. PPG will account for its interest in Pittsburgh Glass Works LLC under the equity method of accounting. PPG has retained certain liabilities for pension and post-employment benefits earned for service up to September 30, 2008.

Presentation of Discontinued Operations

In the third quarter of 2007, PPG entered into an agreement to sell its fine chemicals business to ZaCh System S.p.A., a subsidiary of Zambon Company S.p.A., for approximately $65 million. The sale of this business was completed in November 2007. Accordingly, the results of operations and cash flows of this business, which had previously been included in the Optical and Specialty Materials reportable segment, have been classified as discontinued operations in the condensed consolidated statements of income for the three and nine months ended September 30, 2007 and the condensed consolidated statement of cash flows for the nine months then ended under Item 1 of this Form 10-Q. PPG recorded a pretax loss related to the divestiture of the fine chemicals business of $21 million ($19 million aftertax) in the third quarter of 2007.

Performance in Third Quarter of 2008 Compared to Third Quarter of 2007

Performance Overview

Sales increased 37% in the third quarter of 2008 to $4,225 million compared to $3,073 million for the third quarter of 2007. Sales related to acquisitions accounted for an increase of 30% and higher selling prices increased sales by 6%. The positive effect of foreign currency translation accounted for an increase of 2% while lower volumes decreased sales by 1%.

Cost of sales, exclusive of depreciation and amortization, increased by $754 million for the third quarter of 2008 to $2,701 million compared to $1,947 million for the third quarter of 2007. This increase is consistent with the increase in sales. Cost of sales as a percentage of sales was 63.9% for the third quarter of 2008 compared to 63.4% for the third quarter of 2007.

Selling, general and administrative expenses increased by $282 million in the third quarter of 2008 compared to the third quarter of 2007 due to the impact of the acquisition of SigmaKalon and higher levels of cost to support growth in our coatings and optical businesses. Selling, general and administrative expenses as a percentage of sales were 20.8% for the third quarter of 2008 compared to 19.4% for the third quarter of 2007. The increase in selling, general and administrative expenses as a percentage of sales was due almost entirely to the addition of SigmaKalon and reflects the distribution nature of these businesses, which requires higher selling, distribution, advertising and regional management costs to serve their broad customer profile. Selling, general and administrative expenses as a percentage of sales in the Architectural Coatings - EMEA reportable segment are in line with PPG’s other architectural coatings businesses.

In the third quarter of 2008, depreciation expense increased by $16 million due primarily to the acquisition of SigmaKalon. Research and development costs increased by $28 million and amortization increased by $19 million compared to the third quarter of 2007. These increases were primarily due to the acquisition of SigmaKalon. Interest expense increased by $40 million in the quarter due largely to debt incurred to finance the acquisition of SigmaKalon.

The third quarter 2008 charge for business restructuring of $163 million represents the impact of a restructuring plan that is part of PPG’s global transformation strategy and the integration of its acquisition of SigmaKalon. As part of the restructuring, PPG will close several coatings manufacturing facilities, including those in Clarkson, Ont., Canada, and Geldermalsen, Netherlands, which are anticipated to close in the second and third quarters 2009, respectively. The Geldermalsen closure will be implemented following consultation with the applicable works council. Other staffing reductions will occur in PPG’s coatings businesses in North America and Europe. PPG also will close its Owen Sound, Ont., Canada, glass manufacturing facility in early 2009, and will idle one float glass production line at its Mt. Zion, Ill., facility in the second quarter of next year. Other actions will include writing off idle production assets in PPG’s fiber glass and chemicals businesses. The charge of $163 million for business restructuring includes severance and other costs of $73 million, pension curtailments of $21 million and asset write-offs of $69 million.

Other charges increased by $9 million in the third quarter of 2008 as compared to the third quarter of 2007 as a result of uninsured losses resulting from weather-related property damage, including two hurricanes that hit the U.S. Gulf Coast in the third quarter of 2008. Other earnings increased by $26 million in the third quarter of 2008 compared to the third quarter of 2007. This increase is largely due to the $15 million gain on the divestiture of the automotive glass and services business.

The effective tax rate on pre-tax earnings was 32.0% for the third quarter of 2008 compared to a tax rate on earnings from continuing and discontinued operations of 32.4% for the third quarter of 2007. The third quarter 2008 rate of 32.0% includes a tax benefit of 32% related to the business restructuring charge, a benefit of 39% on the adjustment to increase the current value of the Company’s obligation relating to asbestos claims under the PPG Settlement Arrangement and the tax expense related to the gain on divestiture of the automotive glass and services business. The effective tax rate on remaining pretax income was 30%. The third quarter 2007 rate of 32.4% includes a tax benefit of 39% on the adjustment to increase the current value of the Company’s obligation relating to asbestos claims under the PPG Settlement Arrangement, a tax benefit of 37% on the curtailment charge related to the sale of the automotive glass and services business, a tax benefit of 12% on the adjustment to write down the assets of the fine chemicals business to fair value less cost to sell and income tax expense of 31.5% on the remaining pretax earnings. The decline in the tax rate on the remaining pretax earnings from 31.5% to 30% is due to a change in the mix of PPG’s pretax earnings, as a larger proportion of PPG’s pretax earnings are in lower tax regions such as Europe and Asia in 2008.

Net income and earnings per share – assuming dilution are summarized below:

(Millions, except per share amounts)	Net Income
Three Months ended Sept. 30, 2008	$	EPS
Net income	$117	$0.70
Net income includes:
Business restructuring	110	0.67
Gain on divestiture of automotive glass and services business	(3)	(0.02)
Charge related to asbestos settlement(1)	3	0.02

	Net Income
Three Months ended Sept. 30, 2007	$	EPS
Net income	$191	$1.15
Net income includes:
Charge related to asbestos settlement(1)	3	0.02
Acquisition-related costs(2)	4	0.03
Glass divestiture charge(3)	11	0.06
Fine chemicals divestiture charge(4)	19	0.11

(1)	Net increase in the current value of the Company’s obligation relating to asbestos claims under the PPG Settlement Arrangement.

(2)	Costs related to Barloworld Coatings Australia acquisition for the flow-through cost of sales of the step up to fair value of acquired inventory.

(3)	Represents curtailment losses on certain defined benefit plans of the automotive glass and services business.

(4)	Charge to write-down the assets of the fine chemicals business to fair value less cost to sell.

Performance of Reportable Business Segments

Performance Coatings sales increased 28% to $1,229 million for the third quarter of 2008 compared to $963 million for the third quarter of 2007. Sales increased 21% due to acquisitions, 4% due to higher selling prices, and 3% due to the positive impact of foreign currency translation. Sales volumes were flat as a result of declines in our architectural coatings Americas and Asia-Pacific business were offset by growth in all other businesses. Volume growth in the aerospace businesses occurred throughout the world, while the majority of volume growth in protective and marine coatings and refinish coatings occurred in Asia. Segment income was $148 million for the third quarter of 2008 compared to $140 million for the same quarter in 2007. The positive impacts of acquisitions and higher selling prices more than offset inflation, including higher raw material and freight costs.

Industrial Coatings sales increased 13% to $1,022 million for the third quarter of 2008 compared to $901 million for the third quarter of 2007. Sales increased 11% due to acquisitions, 3% due to the positive impact of foreign currency translation and 1% due to higher selling prices. Sales volumes decreased 2%, largely the result of volume declines in the automotive OEM coatings business in the U.S. and Canada, reflective of the deterioration in automotive OEM production levels in North America. The volume declines were partially offset by volume gains in Europe for this business. The industrial coatings business experienced volume declines in North America and Europe, which were partially offset by volume gains in other regions of the world. In the packaging coatings business, volume losses in Europe more than offset gains in all other regions of the world. Segment income was $48 million in the third quarter of 2008 compared to $89 million in the third quarter of 2007. The negative effects of lower volumes and inflation were not offset by increased selling prices and the positive impacts of acquisitions.

Architectural Coatings - EMEA (Europe, Middle East and Africa) is a newly formed segment in 2008 comprised of about 70% of the acquired SigmaKalon sales. The segment sales for the quarter were $632 million. Segment income was $61 million, which included amortization expense of $16 million related to acquired intangible assets and $14 million of depreciation expense.

Optical and Specialty Materials sales increased 13% to $290 million for the third quarter of 2008 compared to $257 million for the third quarter of 2007. Sales increased 7% due to higher volumes in our optical products business resulting from the launch of Transitions Optical’s next generation lens product in the U.S., Latin America and Asia, 4% due to the positive impact of foreign currency translation and 2% due to increased selling prices. Segment income was $61 million for the third quarter of 2008 compared to $55 million for the same quarter in 2007. The increase in segment income was primarily the result of the increased sales volumes and increased selling prices, which were partially offset by increased marketing costs in optical products related to the Transitions Optical product launch.

Commodity Chemicals sales increased 25% to $500 million for the third quarter of 2008 compared to $400 million for the third quarter of 2007. Sales increased 24% due to higher selling prices and 1% due to improved sales volumes. Segment income was $116 million for the third quarter of 2008 compared to $89 million for the same quarter in 2007. The benefit from higher selling prices more than offset the negative impact of inflation, primarily higher raw material and natural gas costs.

Glass sales were $552 million in both the third quarter of 2008 and the third quarter of 2007. Sales increased 4% due to higher selling prices but decreased 4% due to lower sales volumes. Segment income was $17 million for the third quarter of 2008 compared to $35 million for the same quarter in 2007. Segment income decreased due to lower volumes and the negative impact of inflation, which factors were only partially offset by higher selling prices and lower manufacturing costs.

Performance in the First Nine Months of 2008 Compared to First Nine Months of 2007

Performance Overview

Sales increased 39% for the first nine months of 2008 to $12,661 million compared to $9,116 million for the first nine months of 2007. Sales related to acquisitions accounted for an increase of 30%, the positive effects of foreign currency translation accounted for an increase of 4%, an increase in selling prices accounted for an increase of 4% and improved sales volume accounted for an increase of 1%.

Cost of sales, exclusive of depreciation and amortization, increased by $2,315 million for the first nine months of 2008 to $8,126 million compared to $5,811 million for the first nine months of 2007. This increase corresponds with the increase in sales. Cost of sales as a percentage of sales was 64.2% for the first nine months of 2008 compared to 63.7% for the first nine months of 2007. Cost of sales in the first nine months of 2008 includes $94 million for the flow through cost of sales of the step up to fair value of acquired inventory, which more than accounts for the noted increase in cost of sales as a percentage of sales.

Selling, general and administrative expenses increased by $986 million in the first nine months of 2008 compared to the first nine months of 2007 due to increased sales volumes, the impact of the acquisition of SigmaKalon, higher levels of cost to support growth in our coatings and optical businesses and a second quarter charge of $19 million for special termination benefits and a pension curtailment loss relating to the impact of benefit changes, including accelerated vesting, negotiated as part of the divestiture of the automotive glass and services business. Selling, general and administrative expenses as a percentage of sales were 21.2% for the first nine months of 2008 compared to 18.6% for the first nine months of 2007. The increase in selling, general and administrative expenses as a percentage of sales was due largely to the addition of SigmaKalon and reflects the distribution nature of these businesses, which requires higher selling, distribution, advertising and regional management costs to serve their broad customer profile. Selling, general and administrative expenses in the Architectural Coatings - EMEA reportable segment are in line with PPG’s other architectural coatings businesses.

In the first nine months of 2008, depreciation expense increased by $77 million due primarily to the acquisition of SigmaKalon. Research and development costs increased by $88 million and amortization increased by $61 million compared to the first nine months of 2007. These increases were primarily due to the acquisition of SigmaKalon. Interest expense increased by $126 million in the first nine months of 2008 due to debt incurred to finance the acquisition of SigmaKalon.

As more fully described on pages 36-37, the third quarter 2008 charge for business restructuring of $163 million represents the impact of a restructuring plan that is part of PPG’s global transformation strategy and the integration of its acquisition of SigmaKalon.

Other charges decreased to $39 million for the first nine months of 2008 as compared to $48 million for the nine months of 2007, in part due to the absence in 2008 of a $10 million charge incurred in 2007 to write off PPG’s investment in a Venezuelan fiber glass joint venture. Other earnings increased to $143 million for the first nine months of 2008 as compared to $101 million in the first nine months of 2007. The increase in other earnings was due primarily to the $15 million gain on the divestiture of the automotive glass and services business, higher interest income and higher royalty income in 2008.

The effective tax rate on pre-tax earnings was 30.5% for the first nine months of 2008 compared to a tax rate on earnings from continuing and discontinued operations of 29.7% for the first nine months of 2007. The 2008 rate of 30.5% includes a tax benefit of $6 million related to the settlement with the Internal Revenue Service of our U.S. tax returns for tax years 2004 and 2005. The 2008 rate also includes a tax benefit of 24% on costs related to the acquisition of SigmaKalon, a tax benefit of 36% on the charges for the catch-up of depreciation expense and the impact of benefit changes related to the divestiture of the automotive glass and services business, a tax benefit of 32% related to the business restructuring charge, a tax benefit of 39% on the adjustment to increase the current value of the Company’s obligation relating to asbestos claims under the PPG Settlement Arrangement and the tax expense related to the gain on divestiture of the automotive glass and services business. Income tax expense of 39% was recognized on earnings from the automotive glass and services business. The effective tax rate on remaining pretax income was 30%. The 2007 rate of 29.7% includes the benefit of reversing a $19 million valuation allowance previously recorded against the benefit of tax net operating loss carryforwards, a tax benefit of 37% on the curtailment charge related to the sale of the automotive glass and services business, a tax benefit of 12% on the adjustment to write down the assets of the fine chemicals business to fair value less cost to sell and a tax benefit of 39% on the adjustment to increase the current value of the Company’s obligation relating to asbestos claims under the PPG Settlement Arrangement. Income tax expense of 31.5% was recognized on the remaining pretax earnings. The decline in the tax rate on the remaining pretax earnings from 31.5% to 30% is due to a change in the mix of PPG’s pretax earnings in 2008, as a larger proportion of PPG’s pretax earnings are in lower tax regions such as Europe and Asia.

Net income and earnings per share – assuming dilution are summarized below:

(Millions, except per share amounts)	Net Income
Nine Months ended Sept. 30, 2008	$	EPS
Net income	$467	$2.82
Net income includes:
Business restructuring charge	110	0.67
Gain on divestiture of automotive glass and services business	(3)	(0.02)
Acquisition-related costs(1)	89	0.54
Depreciation catch-up charge(2)	11	0.07
Divestiture related benefit costs(3)	12	0.07
Charge related to asbestos settlement(4)	5	0.03

	Net Income
Nine Months ended Sept. 30, 2007	$	EPS
Net income	$634	$3.82
Net income includes:
Charge related to asbestos settlement(4)	14	0.08
Acquisition-related costs(5)	4	0.03
Glass divestiture charge(6)	11	0.06
Fine chemicals divestiture charge(7)	19	0.11

(1)	Costs related to SigmaKalon acquisition, including $66 million aftertax for the flow-through cost of sales of the step up to fair value of acquired inventory and $23 million aftertax for the write-off of in-process research and development.

(2)	Represents the catch-up of depreciation expense, which was suspended when the automotive glass and services business was classified previously as a discontinued operation.

(3)	Represents special termination benefits and a pension curtailment loss relating to the impact of benefit changes, including accelerated vesting, negotiated as part of the sale of the automotive glass and services business.

(4)	Net increase in the current value of the Company’s obligation relating to asbestos claims under the PPG Settlement Arrangement.

(5)	Costs related to Barloworld Coatings Australia acquisition for the flow-through cost of sales of the step up to fair value of acquired inventory.

(6)	Represents curtailment losses on certain defined benefit plans of the automotive glass and services business.

(7)	Charge to write-down the assets of the fine chemicals business to fair value less cost to sell.

Performance of Reportable Segments

Performance Coatings sales increased 29% to $3,612 million for the first nine months of 2008 compared to $2,792 million for the first nine months of 2007. Sales increased 22% due to acquisitions, 4% due to the positive impact of foreign currency translation and 3% due to higher selling prices. Sales volumes were flat as reduced volumes in architectural coatings Americas and Asia-Pacific offset equally by improved volumes in all other businesses. Volume growth in the aerospace businesses occurred throughout the world, while the volume growth in protective and marine coatings occurred primarily in Asia. In the refinish business, volume growth in

Asia and Latin America more than offset declines in Europe. Refinish volumes in the U.S. and Canada were essentially flat. Segment income was $439 million for the first nine months of 2008 compared to $420 million for the first nine months of 2007. The positive impact of acquisitions and the positive impact of foreign currency translation increased segment income. The negative impact of inflation, including higher raw material and freight costs, more than offset the benefit of higher selling prices. Segment income also decreased due to unfavorable margin mix in automotive refinish and the lower sales volumes in architectural coatings.

Industrial Coatings sales increased 19% to $3,232 million for the first nine months of 2008 compared to $2,713 million for the first nine months of 2007. Sales increased 11% due to acquisitions, 6% due to the positive impact of foreign currency translation, and 1% each from improved sales volumes and higher selling prices. Sales volumes increased in the automotive coatings business, as volume declines in the U.S. and Canada were more than offset by volume gains in the other regions of the world. Conversely, in the industrial coatings business, volumes declined as losses in the U.S. and Canada were only partially offset by gains in all other regions of the world. Sales volumes improved in packaging coatings, as gains in Asia and North America more than offset volume declines in Europe. Segment income was $252 million in the first nine months of 2008 compared to $293 million in the first nine months of 2007. The decline in segment income was largely due to inflation, including higher raw material and freight costs, the impact of which was only partially mitigated by the increased selling prices. Segment income also declined due to higher overhead costs to support growth. Factors increasing segment income were the positive impacts of acquisitions and foreign currency translation and lower manufacturing costs.

Architectural Coatings - EMEA (Europe, Middle East and Africa) sales for the first nine months were $1,835 million. Segment income was $141 million, which included amortization expense of $49 million related to acquired intangible assets and depreciation expense of $47 million.

Optical and Specialty Materials sales increased 14% to $895 million for the first nine months of 2008 compared to $786 million for the first nine months of 2007. Sales increased 7% due to higher volumes primarily in our optical products business resulting from the launch of Transitions Optical’s next generation lens product in the U.S., Latin America and Asia, 5% due to the positive impact of foreign currency translation and 2% due to increased selling prices. Segment income was $211 million for the first nine months of 2008 compared to $189 million for the same period in 2007. The increase in segment income was the result of increased sales volumes and the favorable impact of currency partially offset by increased selling costs in optical products related to the Transitions Optical product launch described above. Increased selling prices only partially offset higher raw material costs in our silicas business.

Commodity Chemicals sales increased 23% to $1,418 million for the first nine months of 2008 compared to $1,151 million for the first nine months of 2007. Sales increased 17% due to higher selling prices and 6% due to improved sales volumes. Segment income was $252 million for the first nine months of 2008 compared to $190 million for the same period in 2007. Segment income increased in large part due to higher selling prices, which more than offset the negative impact of inflation, primarily higher raw material and energy costs. Segment income also increased due to lower manufacturing costs, which impact was offset somewhat by lower margin mix.

Glass sales decreased to $1,669 million for the first nine months of 2008 compared to $1,674 million for the first nine months of 2007. Sales decreased 2% due to lower sales volumes but increased 2% due the positive impact of foreign currency translation and higher selling prices. Segment income was $77 million for the first nine months of 2008 compared to $105 million for the same period in 2007. Segment income decreased due to lower volume and the negative impact of inflation. Factors increasing segment income were lower manufacturing costs, higher selling prices and the absence of the $10 million charge incurred in 2007 to write off PPG’s investment in a Venezuelan fiber glass joint venture.

Liquidity and Capital Resources

Cash from operating activities for the nine months ended September 30, 2008 was $810 million versus $547 million for the comparable period of 2007. This increase in cash from operations of $263 million was due in large part to an increase in earnings after adjustment for non-cash charges for amortization, depreciation, SigmaKalon acquired inventory step-up and in-process research and development costs and business restructuring. The major factor contributing to these higher year-over-year earnings was the earnings from the acquired SigmaKalon business.

Our strong year-to-date performance in terms of cash from operating activities has enabled us to repay $669 million of debt during the same time period and still have over $500 million of cash on hand at September 30, 2008, a level comparable with that at December 31, 2007. Our debt reduction activity has lowered our U.S. commercial paper outstanding at September 30, 2008 to $176 million. The credit crisis that has emerged in the U.S. over the past several months has driven our cost of borrowing in the commercial paper market up about 300 basis points, shortened the term of our commercial paper borrowings and reduced the amount of credit available to us in this market from time to time; however, our strong cash position and other available credit facilities have been sufficient to fund the shortfall we have experienced in terms of commercial paper credit availability. We continue to believe that our cash on hand, cash from operations and the Company’s available debt capacity will continue to be sufficient to fund operating activities, capital spending, including acquisitions, dividend payments, debt service, amounts due under the proposed PPG Settlement Arrangement relating to asbestos claims and share repurchases.

Total current assets less total current liabilities (net working capital) was $2,110 million at September 30, 2008 as compared to $2,309 million at December 31, 2007. The decline in working capital of nearly $200 million resulted from the impact of net short-term debt reduction, the divestiture of the automotive glass and services business and currency exceeding the increases in working capital resulting from the SigmaKalon acquisition and the increase of sales in the third quarter of 2008 compared with the fourth quarter of 2007. Receivables as a percent of annualized net sales for 2008 decreased to 20.5 percent from 20.6 percent in 2007. Days sales outstanding were 75 days for both 2008 and 2007. Inventories as a percent of annualized net sales for 2008 decreased to 10.8 percent from 12.5 percent in 2007. Inventory turnover was 5.9 times in 2008 compared to 5.1 times in 2007.

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

On March 18, 2008, PPG completed a public offering of $600 million in aggregate principal amount of its 5.75% Notes due 2013 (the “2013 Notes”), $700 million in aggregate principal amount of its 6.65% Notes due 2018 (the “2018 Notes”) and $250 million in aggregate principal amount of its 7.70% Notes due 2038 (the “2038 Notes” and, together with the 2013 Notes and the 2018 Notes, the “Notes”). The Notes were offered by the Company pursuant to its existing shelf registration. The proceeds of this offering of $1,538 million (net of discount and issuance costs) and additional borrowings of $195 million under the €650 million revolving credit facility were used to repay existing debt, including certain short-term debt and the amounts outstanding under the €1 billion bridge loan. No further amounts can be borrowed under the €1 billion bridge loan. The discount and issuance costs related to the Notes, which totaled $12 million, will be amortized to interest expense over the respective lives of the Notes.

The ratio of total debt, including capital leases, to total debt and equity was 48% at September 30, 2008 and 42% at December 31, 2007. The increase at September 30, 2008 is primarily due to additional debt related to the acquisition of SigmaKalon. The ratio was slightly greater than 50% immediately following the acquisition on January 2, 2008.

On August 17, 2006, the Pension Protection Act of 2006 (“PPA”) was signed into law, changing the funding requirements for our U.S. defined benefit pension plans beginning in 2008. Under the requirements of PPA, we will not have a mandatory contribution to these plans in 2008. However, we made a voluntary contribution of $50 million to our U.S. defined benefit pension plans in 2008. We also do not currently expect to have a mandatory contribution to these plans in 2009. However, due in large part to an expectation of lower than anticipated asset returns in 2008, we expect to make a voluntary contribution to these plans in 2009 that could be well in excess of the level of our recent contributions.

Currency

During the first six months of 2008, the U.S. dollar weakened against most of the currencies of the countries in which PPG operates; however, the U.S. dollar strengthened significantly against these same currencies in the third quarter of 2008 and at September 30, 2008, the U.S. dollar was stronger against most currencies than it was at December 31, 2007. The effects of translating the net assets of PPG’s operations denominated in non-U.S. currencies to the U.S. dollar decreased consolidated net assets at September 30, 2008 by $198 million as compared with translated net assets as of December 31, 2007. On a nine month year to date basis, the value of the U.S. dollar in 2008 on average was weaker than in 2007. As a result, there was an increase in 2008 pretax earnings of $53 million due to translation.

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

Note 3, “Other New Accounting Standards,” to the accompanying condensed consolidated financial statements describes the potential impact on PPG of accounting standards that are not yet effective, including SFAS No. 141 (revised 2007), “Business Combinations,” SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51,” EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” and SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.”

Commitments and Contingent Liabilities, including Environmental Matters

PPG is involved in a number of lawsuits and claims, both actual and potential, including some that it has asserted against others, in which substantial monetary damages are sought. See Part II, Item 1, “Legal Proceedings” of this Form 10-Q and Note 17, “Commitments and Contingent Liabilities,” to the accompanying condensed consolidated financial statements for a description of certain of these lawsuits, including a description of the proposed PPG Settlement Arrangement for asbestos claims announced on May 14, 2002. As discussed in Part II, Item 1 and Note 17, although the result of any future litigation of such lawsuits and claims is inherently unpredictable, management believes that, in the aggregate, the outcome of all lawsuits and claims involving PPG, including asbestos-related claims in the event the PPG Settlement Arrangement described in Note 17 does not become effective, will not have a material effect on PPG’s consolidated financial position or liquidity; however, any such outcome may be material to the results of operations of any particular period in which costs, if any, are recognized.

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

As of September 30, 2008 and December 31, 2007, PPG had reserves for environmental contingencies totaling $280 million and $276 million, respectively, of which $49 million and $57 million, respectively, were classified as current liabilities. Pretax charges against income for environmental remediation costs totaled $5 million and $12 million, respectively, for the three and nine months ended September 30, 2008, and $3 million and $8 million, respectively, for the three and nine months ended September 30, 2007, and are included in “Other charges” in the accompanying condensed consolidated statement of income. Cash outlays related to such environmental remediation aggregated $9 million and $17 million, respectively, for the three and nine months ended September 30, 2008 and $4 million and $14 million, respectively, for the three and nine months ended September 30, 2007. As part of the preliminary allocation of the SigmaKalon purchase price to the assets acquired and liabilities assumed, the PPG reserve for environmental contingencies was increased by $9 million in 2008.

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

We expect to complete our evaluation of pre-acquisition SigmaKalon environmental remediation contingencies during the fourth quarter of 2008. As a result of the evaluation, it is reasonably possible that the amount of recorded reserves will increase resulting in an increase in goodwill and that the range of reasonably possible exposure to loss in excess of the amounts reserved may also increase.

We expect cash outlays for environmental remediation costs to be approximately $30 million in 2008 and to range from $35 million to $60 million annually through 2012. It is possible that technological, regulatory and enforcement developments, the results of environmental studies and other factors could alter our expectations with respect to charges against income and future cash outlays. Specifically, the level of expected cash outlays is highly dependent upon activity related to the former chromium manufacturing plant site in New Jersey, as PPG awaits approval of workplans that have been submitted to the applicable regulatory agencies.

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

Concurrent with the March 18, 2008 completion of the $1.55 billion public debt offering, PPG entered into ten U.S. dollar to euro cross currency swap contracts with a total notional amount of $1.3 billion, of which $600 million will settle on March 15, 2013 and $700 million will settle on March 15, 2018. On March 18, 2008, PPG paid the counterparties to the contracts a total of $1.3 billion and received euros, which were used to repay most of the €1 billion bridge loan, which the Company employed to finance the acquisition of SigmaKalon. On settlement of the contracts, PPG will receive $1.3 billion U.S. dollars and pay euros to the counterparties to the contracts. The Company has designated these swaps as hedges of its net investment in SigmaKalon and, as a result, mark to fair value adjustments of the swaps have been and will be recorded as a component of other comprehensive income. As of September 30, 2008, the aggregate fair value of these swaps was an asset of $71 million. A 10% increase in the value of the euro to the U.S. dollar would have an unfavorable effect on the fair value of these swaps of $139 million.

The $1.55 billion borrowings have fixed coupon rates, which increase PPG’s portfolio of fixed rate borrowings to $2.7 billion as of September 30, 2008. A 10% reduction in interest rates would have the effect of increasing the present value of the fixed rate debt obligations by $129 million; however, such changes would not have had an effect on PPG’s earnings or cash flows.

PPG’s natural gas swap contracts in place as of September 30, 2008 had an aggregate fair value of a liability of $24 million. A 10% reduction in the price of natural gas would result in a loss in the fair value of the contracts of $27 million.

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

For over 30 years, PPG has been a defendant in lawsuits involving claims alleging personal injury from exposure to asbestos. For a description of asbestos litigation affecting the Company and the terms and status of the proposed PPG Settlement Arrangement announced May 14, 2002, see Note 17, “Commitments and Contingent Liabilities” under Part I, Item 1 of this Form 10-Q.

As described in Note 17, “Commitments and Contingent Liabilities” under Part I, Item 1 of this Form 10-Q, the Company continues to cooperate with the U.S. Department of Commerce’s Bureau of Industry and Security and with the U.S. Department of Justice in connection with their ongoing investigation relating to potential violations of the U.S. export control laws. At this time the Company is unable to determine the outcome of the government’s investigation or its possible effect on the Company.

Over the past several years, the Company and others have been named as defendants in several cases in various jurisdictions claiming damages related to exposure to lead and remediation of lead-based coatings applications. PPG has been dismissed as a defendant from most of these lawsuits and has never been found liable in any of these cases.

Item 1a.	Risk Factors

There were no material changes in the Company’s risk factors from the risks disclosed in the Company’s Form 10-K for the year ended December 31, 2007. However, we wish to reiterate that we sell products to the U.S.-based automotive original equipment manufacturers. The automotive industry, particularly in the U.S. and Canada, continues to be adversely impacted in 2008 by declining economic conditions. The forecasted level of vehicle builds for full year 2008 reflects the lowest level of vehicle builds in the U.S. and Canada since the early 1990’s. This has resulted in the continuation of a very challenging and competitive environment for all suppliers to this industry, including PPG. Our worldwide sales to General Motors, Ford and Chrysler are made under normal credit terms and we expect to collect substantially all of the approximately $70 million due from these customers at September 30, 2008 in the fourth quarter of 2008; however, we are focused on the continual management of this credit risk.

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

Under the PPG Deferred Compensation Plan for Directors, each director may elect to defer the receipt of all or any portion of the compensation paid to such director for serving as a PPG director. All deferred payments are held in the form of common stock equivalents. Payments out of the deferred accounts are made in the form of common stock of the Company (and cash as to any fractional common stock equivalent). In the third quarter of 2008, the directors, as a group, were credited with 2,744 common stock equivalents under this plan. The value of each common stock equivalent, when credited, ranged from $57.61 to $67.77.

The following table summarizes the Company’s stock repurchase activity for the three months ended September 30, 2008:

Issuer Purchases of Equity Securities

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Programs (1)
July 2008
Repurchase program	—	—	—	3,868,609
Other transactions (2)	1,585	$61.00	—	—
August 2008
Repurchase program	—	—	—	3,868,609
Other transactions (2)	—	—	—	—
September 2008
Repurchase program	—	—	—	3,868,609
Other transactions (2)	4,529	66.26	—	—

Total quarter ended September 30, 2008
Repurchase program	—	—	—	3,868,609

Other transactions (2)	6,114	$64.90	—	—

(1)	These shares are available to be purchased under a 10 million share repurchase program approved by PPG’s Board of Directors in October 2005. This program does not have an expiration date.

(2)	Includes shares withheld or certified to in satisfaction of the exercise price and/or tax withholding obligation by holders of employee stock options who exercised options granted under the Company’s equity compensation plans.

Item 6.	Exhibits

(a) See the Index to Exhibits on Page 53.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PPG INDUSTRIES, INC.
(Registrant)

Date: October 27, 2008	By	/s/ W. H. Hernandez
W. H. Hernandez
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

PPG Industries Inc. and Consolidated Subsidiaries

Index to Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q.

†12	Computation of Ratio of Earnings to Fixed Charges for the Nine Months Ended September 30, 2008 and for the Five Years Ended December 31, 2007.

†31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.