Form 10-Q
period 2009-03-31
PPG INDUSTRIES INC
filed 2009-04-27
CIK 79879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2009	Commission File Number 1-1687

PPG INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	25-0730780
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One PPG Place, Pittsburgh, Pennsylvania	15272
(Address of principal executive offices)	(Zip Code)

(412) 434-3131

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 31, 2009, 164,503,406 shares of the Registrant's common stock, par value $1.66-2/3 per share, were outstanding.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Income (Unaudited)

(Millions, except per share amounts)

	Three Months Ended March 31,
	2009	2008
Net sales	$2,783	$3,962
Cost of sales, exclusive of depreciation and amortization (Note 5)	1,718	2,596
Selling, general and administrative	716	871
Depreciation	88	107
Research and development	94	112
Interest expense	48	64
Amortization (Note 9)	30	34
Asbestos settlement – net (Note 19)	4	—
In-process research and development (Note 5)	—	23
Business restructuring (Note 7)	186	—
Other charges	17	6
Other earnings	(7)	(34)

(Loss) income before income taxes	(111)	183

Income tax (benefit) expense	(20)	57

Net (loss) income attributable to the controlling and noncontrolling interests (Note 2)	(91)	126

Less: net income attributable to noncontrolling interests (Note 2)	(20)	(26)

Net (loss) income (attributable to PPG)	$(111)	$100

(Loss) earnings per common share (attributable to PPG) (Note 11)	$(0.68)	$0.61

(Loss) earnings per common share – assuming dilution (attributable to PPG) (Note 11)	$(0.68)	$0.61

Dividends per common share	$0.53	$0.52

The accompanying notes to the condensed consolidated financial statements are an integral part of this consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheet (Unaudited)

	March 31, 2009	Dec. 31, 2008
	(Millions)
Assets
Current assets:
Cash and cash equivalents	$531	$1,021
Receivables (less allowance for doubtful accounts of $113 million and $103 million)	2,713	2,804
Inventories (Note 8)	1,677	1,702
Other	849	821

Total current assets	5,770	6,348

Property (less accumulated depreciation of $5,242 million and $5,245 million)	2,658	2,798
Investments	493	509
Goodwill (Note 9)	2,544	2,641
Identifiable intangible assets (Note 9)	1,388	1,472
Other assets	750	930

Total	$13,603	$14,698

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt and current portion of long-term debt (Note 10)	$869	$903
Asbestos settlement (Note 19)	484	491
Accounts payable and accrued liabilities	2,414	2,724
Restructuring (Note 7)	203	92

Total current liabilities	3,970	4,210

Long-term debt (Note 10)	2,986	3,009
Asbestos settlement (Note 19)	248	244
Deferred income taxes	277	425
Accrued pensions	1,075	1,250
Other postretirement benefits	1,078	1,072
Other liabilities	966	999

Total liabilities	10,600	11,209

Commitments and contingent liabilities (Note 19)

Shareholders’ equity (Note 15):
Common stock	484	484
Additional paid-in capital	514	580
Retained earnings	7,958	8,156
Treasury stock	(4,249)	(4,259)
Accumulated other comprehensive loss	(1,877)	(1,628)

Total PPG shareholders’ equity	2,830	3,333
Noncontrolling interests (Note 2)	173	156

Total shareholders’ equity	3,003	3,489

Total	$13,603	$14,698

The accompanying notes to the condensed consolidated financial statements are an integral part of this consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows (Unaudited)

	Three Months Ended March 31
	2009	2008
	(Millions)
Cash (used for) from operating activities	(291)	49

Investing activities:
Capital spending
Additions to property and long-term investments	(51)	(62)
Business acquisitions, net of cash balances acquired (2008 - $136) (Note 5)	(11)	(1,571)
Reductions of other property and investments	1	14
Deposits of cash into escrow	—	(3)
Release of cash held in escrow (Note 5)	17	1,700
Payments on cross currency swap contracts (Note 16)	(44)	—

Cash (used for) from investing activities	(88)	78

Financing activities:
Debt:
Proceeds from bridge loan and revolving credit facility (Note 10)	—	1,338
Repayment of debt assumed in acquisitions (Notes 5 and 10)	—	(1,259)
Proceeds from Notes (net of discount and issuance costs) (Note 10)	—	1,538
Repayment of bridge loan and revolving credit facility (Note 10)	—	(1,595)
Net change in borrowings with maturities of three months or less	(14)	(372)
Proceeds from other short-term debt	—	61
Repayment of other short-term debt	(5)	(41)
Other financing activities:
Proceeds from termination of interest rate swaps (Note 17)	—	40
Other long-term debt activity	26	2
Purchase of treasury stock	—	(7)
Issuance of treasury stock	—	7
Dividends paid	(87)	(85)

Cash used for financing activities	(80)	(373)

Effect of currency exchange rate changes on cash and cash equivalents	(31)	18

Net decrease in cash and cash equivalents	(490)	(228)

Cash and cash equivalents, beginning of period	1,021	526

Cash and cash equivalents, end of period	$531	$298

The accompanying notes to the condensed consolidated financial statements are an integral part of this consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

The condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position of PPG Industries, Inc. and subsidiaries (the “Company” or “PPG”) as of March 31, 2009, and the results of their operations and their cash flows for the three months ended March 31, 2009 and 2008. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in PPG's Annual Report on Form 10-K for the year ended December 31, 2008.

Certain amounts in the 2008 financial statements have been reclassified to be consistent with the 2009 presentation. This reclassification had no impact on our previously reported net income, total assets, cash flows or shareholders’ equity.

The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year.

2.	Newly Adopted Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB) issued Statement of Financial Accounting Standards, (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”), which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting (formerly known as the purchase method of accounting), but SFAS No. 141(R) changes the method of applying the acquisition method in a number of significant aspects. Under SFAS No. 141(R), acquisition costs are generally to be expensed as incurred; noncontrolling interests are valued at fair value at the acquisition date; in-process research and development is recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination are generally expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally affect income tax expense. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after January 1, 2009, with an exception related to the accounting for valuation allowances on deferred taxes and acquired tax contingencies related to acquisitions completed before that date. SFAS No. 141(R) amends SFAS No. 109 to require adjustments, made after the effective date of this statement, to valuation allowances for acquired deferred tax assets and uncertain income tax positions to be recognized as income tax expense. As PPG completed no business acquisitions in the first quarter of 2009, the adoption of SFAS No. 141(R) as of January 1, 2009 did not have an effect on the accompanying condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”). This statement is effective for PPG as of January 1, 2009. SFAS No. 160 requires the presentation of a noncontrolling interest (formerly known as minority interest) as equity in the consolidated balance sheet and separate from the parent’s equity. The standard also requires that the amount of net income attributable to the noncontrolling interest be included in consolidated net income on the face of the income statement. SFAS No. 160 amends certain of the consolidation procedures of Accounting Research Bulletin (“ARB”) No. 51 for consistency with the requirements of SFAS No. 141(R). SFAS No. 160 requires changes in the parent’s ownership interest in consolidated subsidiaries to be accounted for as equity transactions. This statement also includes expanded disclosure requirements regarding the interests of the parent and related noncontrolling interests. Beginning January 1, 2009, PPG has applied the provisions of SFAS No. 160 to its accounting for noncontrolling interests and its financial statement disclosures. The disclosure provisions of the standard have been applied to all periods presented in the accompanying condensed consolidated financial statements.

In November 2007, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”), which defines collaborative arrangements and establishes reporting and disclosure requirements for such arrangements, was issued. EITF 07-1 is effective for PPG as of January 1, 2009, and its adoption did not have an effect on PPG’s consolidated results of operations or financial position.

In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of FASB Statement No. 157, Fair Value Measurements (“SFAS No. 157”) until the first quarter of 2009, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company has applied the provisions of FSP FAS 157-2 to its financial statement disclosures beginning in the first quarter of 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (“SFAS No. 161”) which changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. PPG has applied the provisions of SFAS No. 161 to its financial statement disclosures beginning in the first quarter of 2009.

3.	Other New Accounting Standards

In April 2009, the FASB issued three new FSPs relating to fair value accounting; FAS 157-4, “Determining Fair Value When Market Activity Has Decreased,” FSP FAS 115-2 and FAS 124-2, “Other-Than-Temporary Impairment” and FSP FAS 107-1/APB 28-1, “Interim Fair Value Disclosures for Financial Instruments.” These FSPs impact certain aspects of fair value measurement and related disclosures. The provisions of these FSPs are effective beginning in the second quarter of 2009; however the Company does not expect the impact of adopting these FSPs to have a material effect on PPG’s consolidated results of operations or financial position.

4.	Fair Value Measurement

SFAS No. 157 defines fair value, establishes a framework in generally accepted accounting principles for measuring fair value and expands disclosures about fair value measurements. The standard establishes a hierarchy of inputs employed to determine fair value measurements, with three levels. Level 1 inputs are quoted prices in active markets for identical assets and liabilities, are considered to be the most reliable evidence of fair value, and should be used whenever available. Level 2 inputs are observable prices that are not quoted on active exchanges. Level 3 inputs are unobservable inputs employed for measuring the fair value of assets or liabilities.

The fair values of outstanding derivative instruments, excluding interest rate swaps, were determined using quoted market prices. The fair value of interest rate swaps was determined using discounted cash flows and current interest rates.

The Company’s financial assets and liabilities that are reported at fair value on a recurring basis in the accompanying condensed consolidated balance sheet, as of March 31, 2009, were as follows:

(Millions)	Level 1	Level 2	Level 3	Total
Other current assets:
Foreign currency contracts (1)	$—	$3	$—	$3
Marketable equity securities	4	—	—	4
Investments:
Marketable equity securities	46	2	—	48
Other assets:
Interest rate swaps (2)	—	2	—	2
Cross currency swaps (2)	—	23	—	23
Accounts payable and accrued liabilities:
Foreign currency contracts (2)	—	19	—	19
Equity forward arrangement (2)	—	13	—	13
Natural gas swap contracts (2)	—	90	—	90
Other liabilities:
Foreign currency contracts (2)	—	5	—	5
Cross currency swaps (2)	—	97	—	97
Natural gas swap contracts (2)	—	30	—	30

(1)	$1 million of this balance is an economic hedge, not designated as a hedging instrument under U.S. generally accepted accounting principles.
(2)	This entire balance is designated as a hedging instrument under U.S. generally accepted accounting principles.

The Company’s financial assets and liabilities that are reported at fair value on a recurring basis in the accompanying condensed consolidated balance sheet, as of December 31, 2008, were as follows:

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

The Company’s financial assets and liabilities that are reported at fair value on a nonrecurring basis in the accompanying condensed consolidated balance sheet, as of March 31, 2009, were as follows:

(Millions)	Level 1	Level 2	Level 3	Total
Property	$—	$—	$4	$4

As a result of finalizing a restructuring plan, as discussed in Note 7, ”Business Restructuring,” long-lived assets with a carrying amount of $36 million were written-down to their net realizable fair value of $4 million, resulting in a charge of $32 million, which was included within the business restructuring charge during the three months ended March 31, 2009.

5.	Acquisitions

During the first quarter of 2009, PPG spent $11 million, related to earn-out and holdback payments on acquisitions that were completed prior to December 31, 2008.

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

The step up to fair value of acquired inventory as part of the purchase price allocation totaled $94 million. This amount was included in cost of sales, exclusive of depreciation and amortization, in the accompanying condensed consolidated statement of income for the three months ended March 31, 2008 as the related inventory was sold to customers in the first quarter of 2008. The amount allocated to in-process research and development was charged to expense in the first quarter of 2008.

6.	Divestiture of Automotive Glass and Services Business

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

In July 2008, PPG entered into an agreement with affiliates of Kohlberg & Company, LLC, under which PPG would divest the automotive glass and services business to a new company formed by affiliates of Kohlberg. The transaction with affiliates of Kohlberg was completed on September 30, 2008, with PPG receiving total proceeds of $315 million, including $225 million in cash and two 6-year notes totaling $90 million ($60 million at 8.5% interest and $30 million at 10% interest). Both notes, which may be prepaid at any time without penalty, are senior to the equity of the new company. In addition, PPG received a minority interest of approximately 40 percent in the new company, Pittsburgh Glass Works LLC. PPG will account for its interest in Pittsburgh Glass Works LLC under the equity method of accounting from October 1, 2008 onward. PPG has retained certain liabilities for pension and post-employment benefits earned for service up to September 30, 2008. As of December 31, 2008, these liabilities included approximately $280 million for employees who were active as of the divestiture date and approximately $520 million for individuals who were retirees of the business as of the divestiture date. In 2009, PPG expects to recognize expense totaling $40 million related to these obligations. In addition, PPG is providing certain transition services, including information technology and accounting services, to Pittsburgh Glass Works LLC for a period of up to two years.

In the first quarter of 2009, the interest payment due to PPG of $2 million was not paid in cash but rather was added to the principal amount of the notes, in accordance with the provisions of the notes. The amount due to PPG under the notes totaled $92 million at March 31, 2009. PPG’s consolidated results for the first quarter of 2009 include equity losses of $7 million related to its investment in Pittsburgh Glass Works LLC.

Pittsburgh Glass Works LLC ceased production at its Oshawa, Canada manufacturing plant in the first quarter of 2009. Under Canadian pension regulations, this plant closure will result in a partial wind-up of the pension plans for former employees in Canada that were retained by PPG. This will result in a settlement charge against PPG earnings and a required cash contribution to the plans in amounts that will be determined as of the settlement date, which will occur later in 2009 or in 2010 following a required review of the partial wind-up by the Canadian pension authorities. The amount of the pretax charge and the cash contribution is currently estimated to be in the range of $20-$30 million and $10-$15 million, respectively. A similar outcome to PPG would result from a future decision by Pittsburgh Glass Works LLC management to close its remaining manufacturing plant in Canada.

7.	Business Restructuring

During the first quarter of 2009, the Company finalized a restructuring plan focused on further reducing its global cost structure, driven by global economic conditions, low-end market demand and acceleration of cost-savings from the integration of the 2008 acquisition of SigmaKalon. As part of the restructuring, PPG will close its coatings manufacturing facility in Saultain, France, as well as several smaller production, laboratory, warehouse and distribution facilities across PPG’s businesses and regions and will reduce staffing across the company globally.

In the first quarter of 2009, the Company recorded a charge of $186 million for business restructuring, including severance and other costs of $154 million and asset write-offs of $32 million.

The company also expects to incur additional costs of approximately $11 million directly associated with the restructuring actions for demolition, dismantling, relocation and training that will be charged to expense as incurred. The company expects to incur these additional expenses in the second half of 2009.

The following table summarizes the activity in the first quarter 2009 restructuring reserve through March 31, 2009:

(Millions, except no. of employees)	Severance and Other Costs	Asset Write-offs	Total Reserve	Employees Impacted
Industrial Coatings	$77	$16	$93	935
Performance Coatings	37	4	41	764
Architectural Coatings - EMEA	13	—	13	130
Glass	11	2	13	247
Optical & Specialty Materials	3	9	12	219
Commodity Chemicals	6	—	6	42
Corporate	7	1	8	91

Total	$154	$32	$186	2,428
Activity to date	(6)	(32)	(38)	(390)
Balance as of March 31, 2009	$148	$—	$148	2,038

During the third quarter of 2008, the Company finalized a restructuring plan as part of implementing PPG’s global transformation strategy and the integration of its acquisition of SigmaKalon. As part of the restructuring, PPG will close several coatings manufacturing facilities, including those in Clarkson, Ont., Canada, and Geldermalsen, Netherlands, which are anticipated to close in the second and third quarters 2009, respectively. The consultation with the applicable works council at Geldermalsen has been completed. Other staffing reductions will occur in PPG’s coatings businesses in North America and Europe. PPG also closed its Owen Sound, Ont., Canada, glass manufacturing facility, and idled one float glass production line at its Mt. Zion, Ill., facility in the fourth quarter of 2008. Other actions included writing off idle production assets in PPG’s fiber glass and chemicals businesses.

In the third quarter of 2008, the Company recorded a charge of $163 million for business restructuring, including severance and other costs of $73 million, pension curtailments of $21 million and asset write-offs of $69 million. Severance and other restructuring costs related to the SigmaKalon acquisition totaling $33 million were recorded as part of the purchase price allocation, effectively increasing goodwill. The restructuring reserve recorded in 2008 totaled $196 million.

The company also expects to incur additional costs of approximately $10 million directly associated with the restructuring actions for demolition, dismantling, relocation and training that will be charged to expense as incurred. The company expects to incur these additional expenses in 2009.

The following table summarizes the details through March 31, 2009:

(Millions, except no. of employees)	Severance and Other Costs	Pension Curtailment Losses	Asset Write-offs	Total Reserve	Employees Impacted
Industrial Coatings	$45	$9	$10	$64	577
Performance Coatings	30	—	15	45	270
Architectural Coatings - EMEA	19	—	—	19	215
Glass	12	12	31	55	285
Commodity Chemicals	—	—	13	13	10

Total	$106	$21	$69	$196	1,357
Activity to date	(36)	(21)	(69)	(126)	(879)
Currency impact	(10)	—	—	(10)	—

Balance as of March 31, 2009	$60	$—	$—	$60	478

8.	Inventories

Inventories as of March 31, 2009 and December 31, 2008 are detailed below.

	March 31, 2009	Dec. 31, 2008
	(Millions)
Finished products	$1,039	$1,045
Work in process	137	134
Raw materials	391	412
Supplies	110	111

Total	$1,677	$1,702

Most domestic and certain foreign inventories are valued using the last-in, first-out method. If the first-in, first-out method of inventory valuation had been used, inventories would have been $246 million and $213 million higher as of March 31, 2009 and December 31, 2008, respectively.

9.	Goodwill and Other Identifiable Intangible Assets

The change in the carrying amount of goodwill attributable to each reportable segment for the three months ended March 31, 2009 was as follows:

	Performance Coatings	Industrial Coatings	Architectural Coatings - EMEA	Optical and Specialty Materials	Glass	Total
	(Millions)
Balance,
December 31, 2008	$1,078	$482	$976	$50	$55	$2,641
Currency translation	(24)	(20)	(48)	(2)	(3)	(97)

Balance,
March 31, 2009	$1,054	$462	$928	$48	$52	$2,544

The carrying amount of acquired trademarks with indefinite lives as of March 31, 2009 and December 31, 2008 totaled $328 million and $339 million, respectively.

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and are detailed below.

	March 31, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(Millions)
Acquired technology	$513	$(209)	$304	$520	$(201)	$319
Customer-related intangibles	887	(207)	680	927	(195)	732
Trade names	93	(24)	69	97	(23)	74
Other	26	(19)	7	26	(18)	8

Balance	$1,519	$(459)	$1,060	$1,570	$(437)	$1,133

Aggregate amortization expense related to these identifiable intangible assets for the three months ended March 31, 2009 and 2008 was $30 million and $34 million, respectively. As of March 31, 2009, estimated future amortization expense of identifiable intangible assets is as follows: $90 million for the remaining quarters of 2009 and $120 million in each of the next five years.

10.	Debt

In December 2007, PPG issued $617 million of commercial paper and borrowed $1,056 million (€717 million) under a €1 billion bridge loan agreement with multiple lenders and Credit Suisse as administrative agent for those lenders. The proceeds from these borrowings were deposited into escrow in December 2007. Upon closing of the SigmaKalon acquisition on January 2, 2008, these amounts were released from escrow and paid to the seller. Also, in January 2008, PPG borrowed $1,143 million, representing the remaining $417 million (€283 million) available under the €1 billion bridge loan agreement and $726 million (€493 million) under its three year €650 million revolving credit facility. The proceeds from these borrowings and cash on hand of $116 million were used to refinance $1,259 million of the $1,517 million of SigmaKalon debt outstanding on the date of acquisition.

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

11.	Earnings Per Common Share

The following table presents the (loss) earnings per common share calculations for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31
(Millions, except per share amounts)	2009	2008
(Loss) earnings per common share (attributable to PPG)
Net (loss) income (attributable to PPG)	$(111)	$100

Weighted average common shares outstanding	164.0	164.5

(Loss) earnings per common share (attributable to PPG)	$(0.68)	$0.61

(Loss) earnings per common share – assuming dilution (attributable to PPG)
Net (loss) income (attributable to PPG)	$(111)	$100

Weighted average common shares outstanding	164.0	164.5
Effect of dilutive securities:
Stock options	0.0	0.6
Other stock compensation plans	0.4	0.5

Potentially dilutive common shares	0.4	1.1

Adjusted weighted average common shares outstanding	164.4	165.6

(Loss) earnings per common share – assuming dilution (attributable to PPG)	$(0.68)	$0.61

Excluded from the computation of diluted earnings per share due to their antidilutive effect were 7.1 million and 3.4 million outstanding stock options for the three months ended March 31, 2009 and 2008, respectively.

12.	Income Taxes

The Company files federal, state and local income tax returns in numerous domestic and foreign jurisdictions. In most tax jurisdictions, returns are subject to examination by the relevant tax authorities for a number of years after the returns have been filed. The Company is no longer subject to examinations by tax authorities in any major tax jurisdiction for years before 2003. Additionally, the Internal Revenue Service (“IRS”) has completed its examination of the Company’s U.S. federal income tax returns filed for years through 2006. The IRS is currently conducting its examination of the Company’s U.S. federal income tax return for 2007. This examination is expected to be completed in the fourth quarter of 2009 or early 2010 and is not expected to result in a significant adjustment to the Company’s income tax expense.

13.	Pensions and Other Postretirement Benefits

The net periodic benefit costs for the three months ended March 31, 2009 and 2008 were as follows:

	Pensions		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2009	2008	2009	2008
	(Millions)
Service cost	$17	$21	$6	$7
Interest cost	61	65	17	17
Expected return on plan assets	(56)	(74)	—	—
Amortization of prior service cost	1	3	(3)	(5)
Amortization of actuarial losses	32	15	8	7

Net periodic benefit cost	$55	$30	$28	$26

PPG does not have a mandatory contribution to make to its U.S. defined benefit pension plans in 2009; however, due in large part to the negative investment return on pension plan assets in 2008, PPG made a voluntary contribution in the amount of $160 million to these plans in January 2009, and may make additional voluntary contributions to these plans in 2009 in an amount up to $130 million. PPG expects to make mandatory contributions to its non-U.S. plans in 2009 of approximately $60 million, of which approximately $16 million was made in the first quarter of 2009.

14.	Comprehensive (Loss) Income

Total comprehensive (loss) income for the three months ended March 31, 2009 and 2008 was as follows:

	Three Months Ended March 31
	2009	2008
	(Millions)
Net (loss) income attributable to the controlling and noncontrolling interests	$(91)	$126

Other comprehensive (loss) income, net of tax:
Pension and other postretirement benefits (Note 13)	(20)	18
Unrealized currency translation adjustment	(210)	157
Unrealized losses on marketable securities	—	(1)
Net change – derivatives (Note 16)	(22)	33

Other comprehensive (loss) income, net of tax	(252)	207

Total comprehensive (loss) income	(343)	333
Less: amounts attributable to noncontrolling interests:
Net income	(20)	(26)
Unrealized currency translation adjustment	3	(3)

Comprehensive (loss) income attributable to PPG.	$(360)	$304

15.	Shareholders’ Equity

The following table presents the change in total shareholders’ equity for the three months ended March 31, 2009 and 2008, respectively.

(Millions)	Total PPG Shareholders’ Equity	Non- controlling Interests	Total
Balance, January 1, 2009	$3,333	$156	$3,489
Net (loss) income	(111)	20	(91)
Other comprehensive loss, net of tax	(249)	(3)	(252)
Cash dividends	(87)	—	(87)
Purchase of treasury stock	—	—	—
Issuance of treasury stock	17	—	17
Stock option activity	(14)	—	(14)
Equity forward agreement (1)	(59)	—	(59)

Balance, March 31, 2009	$2,830	$173	$3,003

(1)	In December of 2008, the Company entered into an agreement with a counterparty to repurchase 1.5 million shares of the Company’s stock. Under the terms of the agreement, the counterparty purchased the shares in the open market in January of 2009 and is now holding the shares until such time as the Company pays the agreed upon price of $39.53 per share and takes possession of these shares. These shares are not considered outstanding for basic and diluted earnings per share calculation, and total shareholders’ equity at March 31, 2009 has been reduced by approximately $59 million, representing the amount that will be paid by PPG to the counterparty upon settlement.

(Millions)	Total PPG Shareholders’ Equity	Non- controlling Interests	Total
Balance, January 1, 2008	$4,151	$161	$4,312
Net income	100	26	126
Other comprehensive income, net of tax	204	3	207
Cash dividends	(85)	—	(85)
Purchase of treasury stock	(7)	—	(7)
Issuance of treasury stock	27	—	27
Stock option activity	(14)	—	(14)
Increase of noncontrolling interests through acquisition	—	18	18
Dividends paid to noncontrolling interests on subsidiary common stock	—	(1)	(1)
Transition adjustment for adoption of EITF No. 06-10	(2)	—	(2)

Balance, March 31, 2008	$4,374	$207	$4,581

16.	Derivative Financial Instruments and Hedge Activities

The Company recognizes all derivative instruments as either assets or liabilities at fair value on the balance sheet. The accounting for changes in the fair value of a derivative depends on the use of the instrument. To the extent that a derivative is effective as a cash flow hedge of an exposure to future changes in value, the change in fair value of the instrument is deferred in accumulated other comprehensive (loss) income (“AOCI”). Any portion considered to be ineffective is reported in earnings immediately, including changes in value related to credit risk. To the extent that a derivative is effective as a hedge of an exposure to future changes in fair value, the change in the derivative’s fair value is offset in the consolidated statement of income by the change in fair value of the item being hedged. To the extent that a derivative or a financial instrument is effective as a hedge of a net investment in a foreign operation, the change in the derivative’s fair value is deferred as an unrealized currency translation adjustment in AOCI.

PPG’s policies do not permit speculative use of derivative financial instruments. PPG uses derivative instruments to manage its exposure to fluctuating natural gas prices through the use of natural gas swap contracts. PPG also uses forward currency and option contracts as hedges against its exposure to variability in exchange rates on short-term intercompany borrowings, unrecognized firm sales commitments, and cash flows denominated in foreign currencies. PPG uses foreign denominated debt and cross currency swap contracts to hedge investments in foreign operations. Interest rate swaps are used to manage the Company’s exposure to changing interest rates as such rate changes effect the fair value of fixed rate borrowings. PPG also uses an equity forward arrangement to hedge the Company’s exposure to changes in the fair value of PPG stock that is to be contributed to the asbestos settlement trust as discussed in Note 19, “Commitments and Contingent Liabilities.”

PPG enters into derivative financial instruments with high credit quality counterparties and diversifies its positions among such counterparties in order to reduce its exposure to credit losses. The Company did not realize a credit loss on derivatives during the three month periods ended March 31, 2009 or 2008.

PPG centrally manages its foreign currency transaction risk to minimize the volatility in cash flows caused by currency fluctuations. Decisions on whether to use derivative financial instruments to hedge the net transaction exposures, related to all regions of the world, are made based on the amount of those exposures, by currency, and, in certain situations, an assessment of the near-term outlook for certain currencies. This net hedging strategy does not qualify for hedge accounting under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities;” therefore, the change in the fair value of these instruments is recorded in “Other charges” in the accompanying condensed consolidated statement of income in the period of change. As of March 31, 2009, the fair value of these contracts was $1 million.

PPG designates forward currency contracts as hedges against the Company’s exposure to variability in exchange rates on short-term intercompany borrowings denominated in foreign currencies. To the extent effective, changes in the fair value of these instruments are deferred in AOCI and subsequently reclassified to “Other charges” in the accompanying condensed consolidated statement of income as foreign exchange gains and losses are recognized on the related intercompany borrowings. The portion of the change in fair value considered to be ineffective is recognized immediately in “Other charges” in the accompanying condensed consolidated statement of income. All amounts deferred in AOCI as of March 31, 2009 will be reclassified to earnings within the next twelve months. As of March 31, 2009, the fair value of these instruments was a liability of $2 million.

PPG designates forward currency contracts as hedges against the Company’s exposure to future changes in fair value related to certain firm sales commitments denominated in foreign currencies. These contracts are designated as fair value hedges. As such, they are reported at fair value in the Company’s condensed consolidated balance sheet, with changes in the fair value of these contracts and that of the related firm sales commitments reported in net sales. These contracts convert $104 million to the South Korean won over the 36 month period ended March 31, 2011. As of March 31, 2009, the fair value of the contracts was a liability of $20 million.

PPG has entered into ten U.S. dollar to euro cross currency swap contracts with a total notional amount of $1.3 billion, of which $600 million will settle on March 15, 2013 and $700 million will settle on March 15, 2018. On settlement of all of the outstanding contracts, PPG will receive $1.3 billion U.S. dollars and pay euros to the counterparties to the contracts. During the term of these contracts, PPG will receive semiannual payments in March and September of each year based on U.S. dollar, long-term fixed interest rates, and PPG will make annual payments in March of each year to the counterparties based on euro, long-term fixed interest rates. The Company has designated these swaps as hedges of its net investment in SigmaKalon and, as a result, mark to fair value adjustments of the swaps have been and will be recorded as a component of AOCI and the cash flow impact of these swaps has been and will be classified as investing activities in the condensed consolidated statement of cash flows. As of March 31, 2009, the fair value of these contracts was a net liability of $74 million.

PPG designated €400 million euro-denominated borrowings as a hedge of a portion of PPG’s net investment in the Company’s European operations. As a result, the change in book value from adjusting these foreign-denominated borrowings to current spot rates as of March 31, 2009 was deferred in AOCI.

Deferrals in AOCI related to hedges of the Company’s net investments in European operations would be reclassified and recognized in earnings upon a substantial liquidation, sale or partial sale of such investments or upon impairment of all or a portion of such investments.

The Company manages its interest rate risk by balancing its exposure to fixed and variable rates while attempting to minimize its interest costs. Generally, the Company maintains variable interest rate debt at a level of approximately 25% to 50% of total borrowings. PPG principally manages its fixed and variable interest rate risk by retiring and issuing debt from time to time and through the use of interest rate swaps. As of March 31, 2009, these swaps converted $125 million of fixed rate debt to variable rate debt. These swaps are designated as fair value hedges. As such, the swaps are carried at fair value. Changes in the fair value of these swaps and that of the related debt are recorded in “Interest expense” in the accompanying condensed consolidated statement of income. As of March 31, 2009, the fair value of these contracts was $2 million.

The Company uses derivative instruments to manage its exposure to fluctuating natural gas prices through the use of natural gas swap contracts. These instruments mature over the next 37 months. To the extent that these instruments are effective in hedging PPG’s exposure to price changes, changes in the fair values of the hedge contracts are deferred in AOCI and reclassified to “Cost of sales, exclusive of depreciation and amortization” as the natural gas is purchased. The amount of ineffectiveness is also reported in cost of sales, immediately. As of March 31, 2009, the fair value of these contracts was a liability of $120 million. An after-tax loss of $74 million was deferred in AOCI, of which $56 million related to contracts that mature within the twelve month period ended March 31, 2010.

PPG has entered into a one-year renewable equity forward arrangement with a bank in order to mitigate the impact of changes in the fair value of 1,388,889 shares of PPG stock that is to be contributed to the asbestos settlement trust as discussed in Note 19, “Commitments and Contingent Liabilities.” This instrument, which has been renewed, is recorded at fair value as an asset or liability and changes in the fair value of this instrument are reflected in the “Asbestos settlement – net” caption of the accompanying condensed consolidated statement of income. The total principal amount for these shares is $62 million. PPG will pay to the bank interest based on the principal amount and the bank will pay to PPG an amount equal to the dividends paid on these shares during the period this instrument is outstanding. The difference between the principal amount, and any amounts related to unpaid interest or dividends, and the current market price for these shares, adjusted for credit risk, represents the fair value of the instrument as well as the amount that PPG would pay or receive if the bank chose to net settle the instrument. Alternatively, the bank may, at its option, require PPG to purchase the shares covered by the arrangement at the market price on the date of settlement. As of March 31, 2009, the fair value of this contract was a liability of $13 million.

No derivative instrument initially designated as a hedge instrument was undesignated or discontinued as a hedging instrument during the three month period ended March 31, 2009. Nor were any amounts deferred in AOCI reclassified to earnings during the three month period ended March 31, 2009 related to hedges of anticipated transactions that were no longer expected to occur.

All of the outstanding derivative instruments are subject to accelerated settlement in the event of PPG’s failure to meet its debt obligations or payment obligations under the terms of the instruments’ contractual provisions. In addition, should the Company be acquired and its payment obligations under the derivative instruments’ contractual arrangements not be assumed by the acquirer, or should PPG enter into bankruptcy, receivership or reorganization proceedings, the instruments would also be subject to accelerated settlement. In addition, the contractual terms of a small portion of the Company’s derivative instruments require the Company’s credit ratings related to its long-term borrowings to be investment grade or higher. If PPG’s credit ratings were to fall below investment grade, the counterparty to these derivative instruments could require PPG to accelerate the settlement of their contracts.

During the first quarter of 2009, other comprehensive income included a net loss of $22 million, net of tax. This loss was comprised of realized losses of $21 million and unrealized losses of $43 million, net of tax. The realized losses related to the settlement during the period of natural gas contracts, foreign currency contracts, and interest rate swaps owned by one of the Company’s investees accounted for under the equity method of accounting and foreign currency contracts. The unrealized losses related to the changes in fair value of the natural gas and foreign currency contracts.

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

Refer to Note 4, “Fair Value Measurement,” for additional disclosures related to the Company’s derivative instruments outstanding as of March 31, 2009 and 2008.

The following tables provide details related to fair value, cash flow and net investment hedges, by type of derivative instrument. All dollar amounts are pretax and relate to the three month period ended March 31, 2009.

(Millions)
	Gain (Loss)	Gain (Loss) Recognized
Hedge Type	Deferred in OCI	Amount	Caption
Fair Value
Interest rate swaps	Not applicable	$1	Interest expense
Foreign currency contracts	Not applicable	(6)	Sales
Foreign currency contracts	Not applicable	(1)	Other charges
Equity forward arrangements	Not applicable	(7)	Asbestos - net

Total Fair Value		$(13)

Cash Flow (1)
Natural gas swaps	$(65)	$(30)	Cost of sales
Interest rate swaps of an equity method investee	— (2)	— (2)	Other earnings
Foreign currency contracts	(4)	(3)	Other charges

Total Cash Flow	$(69)	$(33)

Net Investment
Cross currency swaps	$12	$— (2)	Other charges
Foreign denominated debt	28	Not applicable

Total Net Investment	$40	$—

Non-Hedge
Foreign currency contracts	Not applicable	$— (2)	Other charges

Total Non-Hedge		$—

(1)	The gain (loss) reported for the cash flow hedges represent the effective portion reflected in earnings. The ineffective portion related to these contracts rounded to less than $1 million for each type of instrument.
(2)	The amounts related to this disclosure item round to less than $1 million.

17.	Cash Flow Information

Cash used for operating activities for the three months ended March 31, 2009 was $291 million versus cash from operations of $49 million for the comparable period of 2008. Cash used for operating activities in 2009 includes the negative impact of pension contributions totaling $176 million, including a $160 million voluntary contribution that we made to our U.S. pension plans during the quarter. Pension contributions in the first quarter of 2008 totaled $19 million. Additionally, cash used for operating activities in 2009 includes the impact of the growth in working capital driven largely by lower payables at March 31, 2009 associated with lower production levels in the U.S. and Europe and payment of year-end benefit and customer rebate accruals.

Cash payments for interest were $70 million, and the net cash payment under the cross currency swaps that effectively convert U.S. dollar borrowings to euro borrowings totaled $44 million for the three months ended March 31, 2009. Cash payments for interest were $51 million for the three months ended March 31, 2008. Net cash payments for income taxes for the three months ended March 31, 2009 and 2008 were $30 million and $41 million, respectively.

In the first quarter of 2008, PPG terminated two interest rate swaps, including one that was acquired in the SigmaKalon transaction. PPG received proceeds of $40 million in terminating these swaps, which amount is included as cash from financing activities in the accompanying condensed consolidated statement of cash flows for the three months ended March 31, 2008.

18.	Stock-Based Compensation

The Company’s stock-based compensation includes stock options, restricted stock units (“RSUs”) and grants of contingent shares that are earned based on achieving targeted levels of total shareholder return. All current grants of stock options, RSUs and contingent shares are made under the PPG Industries, Inc. Omnibus Incentive Plan (“PPG Omnibus Plan”). Shares available for future grants under the PPG Omnibus Plan were 5.8 million as of March 31, 2009.

Total stock-based compensation cost was $7 million and $9 million for the three months ended March 31, 2009 and 2008, respectively. The total income tax benefit recognized in the accompanying condensed consolidated statement of income related to the stock-based compensation was $2 million and $3 million for the three months ended March 31, 2009 and 2008, respectively.

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

In the first quarter of 2009, PPG granted 926,380 stock options from the PPG Omnibus Plan, at a weighted average exercise price of $34.19 per share. The weighted average fair value of options granted was $6.79 per share.

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

The fair value of the first quarter 2009 grants was calculated with the following weighted average assumptions:

Risk free interest rate	2.8%
Expected life of option in years	6.5
Expected dividend yield	3.2%
Expected volatility	25.6%

Restricted Stock Units

Long-term incentive value is delivered to selected key management employees by granting RSUs, which have either time or performance-based vesting features. The fair value of an RSU is equal to the market value of a share of stock on the date of grant. Time-based RSUs vest over the three-year period following the date of grant, unless forfeited, and will be paid out in the form of stock, cash or a combination of both at the Company’s discretion at the end of the three-year vesting period. Performance-based RSUs vest based on achieving specific annual performance targets for earnings per share growth and cash flow return on capital over the three-year period following the date of grant. Unless forfeited, the performance-based RSUs will be paid out in the form of stock, cash or a combination of both at the Company’s discretion at the end of the three-year vesting period if PPG meets the performance targets. For awards granted in 2007, the actual amount paid for performance-based awards may range from 0% to 150% of the original grant, as 50% of the grant vests in each year that one of the two targets is met during the three-year period. If the designated performance targets are not met in any of the three years in an award period, no payout will be made on the performance-based RSUs. For awards granted in 2008 and 2009, the amount paid for performance-based awards may range from 0% to 180% of the original grant, based upon the frequency with which the earnings per share growth and cash flow return on capital performance targets are met over the three-year period. The performance-based RSUs granted in 2006 vested at the 150% level. For the purposes of expense recognition PPG has assumed that performance-based RSUs granted in 2007, 2008 and 2009 will vest at the 100% level. The performance targets for 2007 and 2008 were achieved as it relates to the 2007 grant. With respect to the 2008 grant, one of the two performance targets was met in 2008.

In the first quarter of 2009, PPG granted 420,281 RSUs at a weighted average fair value of $28.06 per share.

Contingent Share Grants

The Company also provides grants of contingent shares to selected key executives that may be earned based on PPG total shareholder return over the three-year period following the date of grant. Contingent share grants (“TSR”) are made annually and are paid out at the end of each three-year period based on the Company’s performance. For awards granted in 2007, performance is measured by determining the percentile rank of the total shareholder return of PPG common stock (stock price plus accumulated dividends) in relation to the total shareholder return of the S&P 500 and the S&P 500 Materials sector for the three-year period following the date of grant. For awards granted in 2008 and 2009, performance is measured by determining the percentile rank of the total shareholder return of PPG common stock in relation to the total shareholder return of the S&P 500 for the three-year period following the date of grant. The payment of awards following the three-year award period will be based on performance achieved in accordance with the scale set forth in the plan agreement and may range from 0% to 220% of the initial grant. A payout of 100% is earned if the target performance is achieved. Contingent share awards earn dividend equivalents during the three-year award period, which are credited to participants in the form of common stock equivalents. Any payments made at the end of the award period may be in the form of stock, cash or a combination of both at the Company’s discretion. The TSR awards qualify as liability awards, and compensation expense is recognized over the three-year award period based on the fair value of the awards (giving consideration to the Company’s percentile rank of total shareholder return) remeasured in each reporting period until settlement of the awards.

19.	Commitments and Contingent Liabilities

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

Antitrust Matters

Several complaints were filed in late 2007 and early 2008 in different federal courts naming PPG and other flat glass producers as defendants in purported antitrust class actions. The complaints allege that the defendants conspired to fix, raise, maintain and stabilize the price and the terms and conditions of sale of flat glass in the United States in violation of federal antitrust laws. In June 2008, these cases were consolidated into one federal court class action in Pittsburgh, Pa. Many allegations in the complaints are similar to those raised in ongoing proceedings by the European Commission in which fines were levied against other flat glass producers arising out of alleged antitrust violations. PPG is not involved in any of the proceedings in Europe. PPG divested its European flat glass business in 1998. A complaint containing allegations substantially similar to the U.S. litigation was filed in the Superior Court in Windsor, Ontario, Canada in August 2008 regarding the sale of flat glass in Canada. PPG is aware of no wrongdoing or conduct on its part in the operation of its flat glass businesses that violated any antitrust laws, and it intends to vigorously defend its position.

Asbestos Matters

For over 30 years, PPG has been a defendant in lawsuits involving claims alleging personal injury from exposure to asbestos. Most of PPG’s potential exposure relates to allegations by plaintiffs that PPG should be liable for injuries involving asbestos-containing thermal insulation products, known as Unibestos, manufactured and distributed by Pittsburgh Corning Corporation (“PC”). PPG and Corning Incorporated are each 50% shareholders of PC. PPG has denied responsibility for, and has defended, all claims for any injuries caused by PC products. As of March 31, 2009, PPG was one of many defendants in numerous asbestos-related lawsuits involving approximately 114,000 open claims served on PPG.

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

The terms of the 2002 PPG Settlement Arrangement and the 2003 Corning Settlement Arrangement were incorporated into a bankruptcy reorganization plan for PC along with a disclosure statement describing the plan, which PC filed with the Bankruptcy Court on April 30, 2003. Amendments to the plan and disclosure statement were subsequently filed. On November 26, 2003, after considering objections to the second amended disclosure statement and plan of reorganization, the Bankruptcy Court entered an order approving such disclosure statement and directing that it be sent to creditors, including asbestos claimants, for voting. In March 2004, the second amended PC plan of reorganization (the “second amended PC plan of reorganization”) received the required votes to approve the plan with a channeling injunction for present and future asbestos claimants under §524(g) of the Bankruptcy Code. After voting results for the second amended PC plan of reorganization were received, the Bankruptcy Court judge conducted a hearing regarding the fairness of the settlement, including whether the plan would be fair with respect to present and future claimants, whether such claimants would be treated in substantially the same manner, and whether the protection provided to PPG and its participating insurers would be fair in view of the assets they would convey to the asbestos settlement trust (the “Trust”) to be established as part of the second amended PC plan of reorganization. At that hearing, creditors and other parties in interest raised objections to the second amended PC plan of reorganization. Following that hearing, the Bankruptcy Court scheduled oral arguments for the contested items.

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

Modified Third Amended PC Plan of Reorganization

To address the issues raised by the Bankruptcy Court in its December 2006 ruling, the interested parties engaged in extensive negotiations regarding the terms of a third amended PC plan of reorganization, including modifications to the 2002 PPG Settlement Arrangement. A modified third amended PC plan of reorganization (the “third amended PC plan of reorganization”), including a modified PPG settlement arrangement (the “2009 PPG Settlement Arrangement”), was filed with the Bankruptcy Court on January 29, 2009. The parties also filed a disclosure statement describing the third amended PC plan of reorganization with the court. The third amended PC plan of reorganization also includes a modified settlement arrangement of Corning Incorporated.

Several creditors and other interested parties have filed objections to the disclosure statement. Once such objections are resolved following a disclosure statement hearing, the Bankruptcy Court would direct the third amended PC plan of reorganization and disclosure statement to be sent to creditors, including asbestos claimants, for voting. In 2004, creditors and claimants voted overwhelmingly in favor of the second amended PC plan of reorganization, which included the 2002 PPG Settlement Arrangement. Assuming a favorable vote by creditors and claimants on the third amended PC plan of reorganization, the Bankruptcy Court would then conduct a hearing regarding the fairness of the proposed plan, including whether (i) the plan would be fair with respect to present and future claimants, (ii) such claimants would be treated in substantially the same manner, and (iii) the protection provided to PPG and its participating insurers would be fair in view of the assets they would convey to the trust (the “Trust”) to be established as part of the third amended PC plan of reorganization. At that hearing, creditors and parties in interest could raise objections to the third amended PC plan of reorganization. The hearing is scheduled for January 2010. Following that hearing, the Bankruptcy Court, after considering objections to the third amended PC plan of reorganization, will enter a confirmation order if all requirements to confirm a plan of reorganization under the Bankruptcy Code have been satisfied. Such an order could be appealed to the U.S. District Court for the Western District of Pennsylvania. Assuming that the District Court approves a confirmation order, interested parties could appeal the order to the U.S. Third Circuit Court of Appeals and subsequently could seek review by the U.S. Supreme Court.

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

Asbestos Claims Retained by PPG

The channeling injunction provided for under the third amended PC plan of reorganization will not extend to any claim against PPG that arises out of exposure to any asbestos or asbestos-containing products actually or allegedly manufactured, sold and/or distributed by PPG or its subsidiaries that is not a PC Relationship Claim, and in this respect differs from the channeling injunction contemplated by the second amended PC plan of reorganization filed in 2003. While management believes that the vast majority of the approximately 114,000 open claims against PPG alleging personal injury from exposure to asbestos relate to products manufactured, distributed or sold by PC, the potential liability for any non-PC Relationship Claims will be retained by PPG. Because a determination of whether an asbestos claim is a non-PC Relationship Claim would typically not be known until shortly before trial and because the filing and prosecution of asbestos claims (other than certain premises claims) against PPG has been enjoined since April 2000, the actual number of non-PC Relationship Claims that may be pending at the expiration of the stay or the number of additional claims that may be filed against PPG in the future cannot be determined at this time. PPG does not expect the Court to lift the stay until after confirmation or rejection of the third amended PC plan of reorganization. PPG intends to defend against all such claims vigorously and their ultimate resolution in the court system is expected to occur over a period of years.

In addition, similar to what was contemplated by the second amended PC plan of reorganization, the channeling injunction will not extend to claims against PPG alleging personal injury caused by asbestos on premises owned, leased or occupied by PPG (so called “premises claims”), which generally have been subject to the stay imposed by the Bankruptcy Court. Historically, a small proportion of the claims against PPG and its subsidiaries have been premises claims, and based upon recent review and analysis, PPG believes that the number of premises claims currently comprises less than 2% of the total asbestos related claims against PPG. Beginning in late 2006, the Bankruptcy Court lifted the stay with respect to certain premises claims against PPG. As a result, PPG and its primary insurers have settled approximately 500 premises claims. PPG’s insurers agreed to provide insurance coverage for a major portion of the payments made in connection with the settled claims, and PPG accrued the portion of the settlement amounts not covered by insurance. PPG and its primary insurers are evaluating the voluminous factual, medical, and other relevant information pertaining to approximately 500 additional claims that are being considered for potential settlement. Premises claims remain subject to the stay, as outlined above, although certain claimants have requested the Court to lift the stay with respect to these claims and the stay has been lifted as to some claims. PPG believes that any financial exposure resulting from such premises claims, taking into account available insurance coverage, will not have a material adverse effect on PPG’s consolidated financial position, liquidity or results of operations.

PPG’s Funding Obligations

PPG has no obligation to pay any amounts under the third amended PC plan of reorganization until the Funding Effective Date. If the third amended PC plan of reorganization is approved, PPG and certain of its insurers will make the following contributions to the Trust. On the Funding Effective Date, PPG will relinquish any claim to its equity interest in PC, convey the stock it owns in Pittsburgh Corning Europe and transfer 1,388,889 shares of PPG’s common stock or cash equal to the fair value of such shares as defined in the 2009 PPG Settlement Arrangement. PPG will make aggregate cash payments to the Trust of approximately $825 million, payable according to a fixed payment schedule over the period to 2023, beginning on the Funding Effective Date. PPG would have the right, in its sole discretion, to prepay these cash payments to the Trust at any time at a discount rate of 5.5% per annum as of the prepayment date. PPG’s participating historical insurance carriers will also make cash payments to the Trust of approximately $1.6 billion between the Funding Effective Date and 2027. These payments could also be prepaid to the Trust at any time at a discount rate of 5.5% per annum as of the prepayment date. PPG will grant asbestos releases and indemnifications to all participating insurers, subject to amended coverage-in-place arrangements with certain insurers for remaining coverage of premises claims. PPG will grant certain participating insurers full policy releases on primary policies and full product liability releases on excess coverage policies. PPG will also grant certain other participating excess insurers credit against their product liability coverage limits. PPG will retain insurance rights against non-participating insurance policies and insolvent insurance policies that would have been assigned to the Trust under the second amended PC plan of reorganization and will retain any net proceeds of the claims against such non-participating insurers. However, PPG will contribute to the Trust any net proceeds it recovers from claims against certain other nonparticipating insurers, and will use reasonable efforts to pursue such claims.

PPG’s obligation under the 2009 PPG Settlement Arrangement at December 31, 2008 was $162 million less than the amount that would have been due under the 2002 PPG Settlement Arrangement. This reduction is attributable to a number of negotiated provisions in the 2009 PPG Settlement Arrangement, including the provisions relating to the channeling injunction under which PPG retains liability for any non-PC Relationship Claims. PPG will retain such amount as a reserve for asbestos-related claims that will not be channeled to the Trust, as this amount represents PPG’s best estimate of its liability for these claims. PPG does not have sufficient current claim information or settlement history on which to base a better estimate of this liability, in light of the fact that the Bankruptcy Court’s stay has been in effect since 2000.

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

Of the total obligation of $732 million under the 2009 PPG Settlement Arrangement at March 31, 2009, $484 million is reported as a current liability and the present value of the payments due in the years 2010 to 2023 totaling $248 million is reported as a non-current liability in the accompanying condensed consolidated balance sheet. The future accretion of the noncurrent portion of the liability will total $160 million and be reported as expense in the consolidated statement of income over the period through 2023, as follows (in millions):

Remainder of 2009	$10
2010	14
2011	14
2012 – 2023	122

Total	$160

The following table summarizes the impact on PPG’s financial statements for the three months ended March 31, 2009 resulting from the 2009 PPG Settlement Arrangement and for the three months ended March 31, 2008 resulting from the 2002 PPG Settlement Arrangement including the change in fair value of the stock to be transferred to the Trust and the equity forward instrument (see Note 16, “Derivative Financial Instruments and Hedge Activities”) and the increase in the net present value of the future payments to be made to the Trust.

	Three Months Ended March 31
	2009	2008
	(Millions)
Increase (decrease) in expense:
Change in fair value:
PPG stock	$(7)	$(14)
Equity forward instrument	7	9
Accretion of asbestos liability	4	5

Asbestos settlement – net expense	$4	$—

The fair value of the equity forward instrument is included as an other current liability as of March 31, 2009 and December 31, 2008 in the accompanying condensed consolidated balance sheet. Payments under the fixed payment schedule require annual payments that are due each June. The current portion of the asbestos settlement liability included in the accompanying condensed consolidated balance sheet as of March 31, 2009, consists of all such payments required through June 2009, the fair value of PPG’s common stock and the value of PPG’s investment in Pittsburgh Corning Europe. The amount due June 30, 2010, of $20 million and the net present value of the remaining payments is included in the long-term asbestos settlement liability in the accompanying condensed consolidated balance sheet.

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

As of March 31, 2009 and December 31, 2008, PPG had reserves for environmental contingencies totaling $292 million and $299 million, respectively, of which $45 million and $44 million, respectively, were classified as current liabilities. The reserve at March 31, 2009 included $192 million for environmental contingencies associated with PPG’s former chromium manufacturing plant in Jersey City, N.J., $46 million for environmental contingencies associated with the Calcasieu River estuary and three operating plant sites in PPG’s chemicals business, $27 million for pre-acquisition environmental contingencies related to SigmaKalon operations and $27 million for other environmental contingencies, including PPG’s estimated obligations related to sites on the National Priority List. The reserve at December 31, 2008 included $193 million for environmental contingencies associated with the former chromium manufacturing plant in New Jersey, $48 million for environmental contingencies associated with the Calcasieu River estuary and three operating plant sites in PPG’s chemical business, $31 million for pre-acquisition environmental contingencies related to SigmaKalon operations, and $27 million for other environmental contingencies, including National Priority List sites. Pretax charges against income for environmental remediation costs totaled $2 million for the three months ended March 31, 2009 and 2008, respectively, and are included in “Other charges” in the accompanying condensed consolidated statement of income. Cash outlays related to such environmental remediation aggregated $5 million and $2 million for the three months ended March 31, 2009 and 2008, respectively. The impact of foreign currency translation decreased the liability by $4 million in the first quarter of 2009.

The Company’s continuing efforts to analyze and assess the environmental issues associated with a former chromium manufacturing plant site located in Jersey City, N.J., and at the Calcasieu River Estuary located near the Lake Charles, La., chlor-alkali plant resulted in a pre-tax charge of $173 million in the third quarter of 2006 for the estimated costs of remediating these sites. These charges for estimated environmental remediation costs in 2006 were significantly higher than PPG’s historical range. Excluding 2006, pretax charges against income have ranged between $10 million and $49 million per year for the past 15 years. PPG anticipates that charges against income in 2009 for environmental remediation costs will be within this historical range.

Management expects cash outlays for environmental remediation costs to be approximately $40 million in 2009 and to range from $45 million to $75 million annually through 2013. It is possible that technological, regulatory and enforcement developments, the results of environmental studies and other factors could alter the Company’s expectations with respect to charges against income and future cash outlays. Specifically, the level of expected cash outlays is highly dependent upon activity related to the former chromium manufacturing plant site in New Jersey, as PPG awaits approval of workplans that have been submitted to the applicable regulatory agencies.

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

As a result of the extensive analysis undertaken in connection with the preparation and submission of the feasibility study work plan for the former chromium manufacturing location described above, the Company recorded a pretax charge of $165 million in the third quarter of 2006. The charge included estimated costs for remediation at the 14 remaining ACO sites, including the former manufacturing site, and for the resolution of litigation filed by NJDEP in May 2005 as discussed below. The principal estimated cost elements of the third quarter 2006 charge and of the remaining reserve at March 31, 2009 were based on competitively derived or readily available remediation industry cost data for representative remedial options, e.g., excavation and in situ stabilization/solidification. The major cost components are (i) in place soil treatment and transportation and disposal of excavated soil and (ii) construction services (related to soil excavation, groundwater management and site security), which account for approximately 50% and 30% of the reserve, respectively, as of March 31, 2009. The reserve also includes estimated costs for remedial investigation, interim remedial measures, engineering and project management. The most significant assumptions underlying the reserve are those related to the extent and concentration of chromium impacts in the soil, as these will determine the quantity of soil that must be treated in place, the quantity that will have to be excavated and transported for offsite disposal, and the nature of disposal required. The charges are exclusive of any third party indemnification, as management believes the likelihood of receiving any such amounts to be remote.

Multiple future events, including completion of feasibility studies, remedy selection, remedy design and remedy implementation involving governmental agency action or approvals will be required, and considerable uncertainty exists regarding the timing of these future events for the remaining 14 sites covered by the ACO. Final resolution of these events is expected to occur over an extended period of time. However, based on current information, it is expected that feasibility study approval and remedy selection could occur during 2010 for the former chromium plant and six adjacent sites, while remedy design and approval could occur during 2010 to 2011, and remedy implementation could occur during 2011 to 2015, with some period of long-term monitoring for remedy effectiveness to follow related to these seven sites. One other site is expected to be remediated during 2009 to 2010. Activities at the six other sites have not yet begun and the timing of future events related to these sites cannot be predicted at this time. As these events occur and to the extent that the cost estimates of the environmental remediation remedies change, the existing reserve for this environmental remediation will be adjusted. Based on current information, PPG expects cash outlays related to remediation efforts in New Jersey to range from $15 million to $20 million in 2009 and $30 million to $50 million annually from 2010 through 2013.

In May 2005, the NJDEP filed a complaint against PPG and two other former chromium producers seeking to hold the parties responsible for a further 53 sites where the source of chromium contamination is not known and to recover costs incurred by the agency in connection with its response activities at certain of those sites. During the third quarter of 2008, the parties reached an agreement in principle on all claims relating to these 53 sites. Under the terms of the proposed settlement, PPG would, among other things, accept responsibility for remediation of 6 of the 53 sites, reimburse the NJDEP for a portion of past costs in the amount of $5 million and be responsible for the NJDEP’s oversight costs associated with the sites for which PPG is wholly or partially responsible. This settlement would not affect PPG’s responsibilities for the 14 remaining unremediated sites covered by PPG’s ACO. However, an agreement in principle has been reached with the NJDEP and the City of Jersey City regarding a new process for the review of the technical reports PPG must submit for the investigation and remedy selection for the 14 ACO sites. The agreement in principle provides for the appointment of a court-approved Site Administrator who would be responsible for establishing a master schedule for the remediation of the 14 ACO sites. This agreement in principle would also resolve reparation claims by the City of Jersey City with the payment of $1.25 million over a 4-5 year time period. This agreement in principle does not otherwise affect PPG’s responsibility for the remediation of the 14 ACO sites. PPG’s estimated costs under the proposed settlements relating to the 53 sites and to the 14 ACO sites are included in the March 31, 2009 previously established reserve for New Jersey chrome environmental remediation matters.

In Lake Charles, the U.S. Environmental Protection Agency (“USEPA”) completed investigation of contamination levels in the Calcasieu River Estuary and issued a Final Remedial Investigation Report in September 2003, which incorporates the Human Health and Ecological Risk Assessments, indicating that elevated levels of risk exist in the estuary. PPG and other potentially responsible parties are performing a feasibility study under the authority of the Louisiana Department of Environmental Quality (“LDEQ”). PPG’s exposure with respect to the Calcasieu Estuary is focused on the lower few miles of Bayou d’Inde, a small tributary to the Calcasieu Estuary near PPG’s Lake Charles facility, and about 150 to 200 acres of adjacent marshes. The Company and three other potentially responsible parties submitted a draft remediation feasibility study report to the LDEQ in October 2006. The proposed remedial alternatives include sediment dredging, sediment capping, and biomonitoring of fish and shellfish. Principal contaminants of concern which may require remediation include various metals, dioxins and furans, and polychlorinated biphenyls. In response to agency comments on the draft study, the companies conducted additional investigations and submitted a revised feasibility report to the agencies in the third quarter of 2008. Government officials are awaiting the completion of a U.S. Army Corps of Engineers’ study, which is expected in the first half of 2009, before deciding whether to approve the feasibility study in its current form.

Multiple future events, such as feasibility study approval, remedy selection, remedy design and remedy implementation involving agency action or approvals related to the Calcasieu River estuary will be required and considerable uncertainty exists regarding the timing of these future events. Final resolution of these events is expected to occur over an extended period of time. However, based on currently available information it is expected that feasibility study approval and remedy selection could occur in 2009, remedy design and approval could occur during 2010, and remedy implementation could occur during 2010 to 2013, with some period of long-term monitoring for remedy effectiveness to follow. In addition PPG’s obligation related to any potential remediation will be dependent in part upon the final allocation of responsibility among the potentially responsible parties. Negotiations with respect to this allocation are ongoing, but the outcome is uncertain.

In addition to the amounts currently reserved for environmental remediation, the Company may be subject to loss contingencies related to environmental matters estimated to be as much as $200 million to $300 million, which range is unchanged since December 31, 2008. Such unreserved losses are reasonably possible but are not currently considered to be probable of occurrence. This range of reasonably possible unreserved loss relates to environmental matters at a number of sites; however, about 40% of this range relates to additional costs at the former chromium manufacturing plant site and related sites in Jersey City, N.J., and about 30% relates to three operating PPG plant sites in the Company’s chemicals businesses. The loss contingencies related to these sites include significant unresolved issues such as the nature and extent of contamination at these sites and the methods that may have to be employed to remediate them.

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

Other Matters

The Company, with the assistance of outside counsel, has conducted an investigation into potential violations of the U.S. export control laws, related to the export of small quantities (approximately 1,000 gallons) of protective coatings for potential use in Pakistan in 2006. The Company has made a preliminary disclosure of potential U.S. export control violations to the U.S. Department of Commerce in February 2007, and made further disclosures in its supplemental memorandum in support of its disclosure in April 2009. The Company is cooperating fully with the U.S. Department of Commerce’s Bureau of Industry and Security and with the U.S. Department of Justice in connection with their ongoing investigation relating to this export controls issue, and has responded to administrative subpoenas from the Commerce Department and a federal grand jury subpoena. Violations of the export control laws may result in civil, administrative or criminal fines or penalties, loss of export privileges, debarment or a combination of these penalties. At this time the Company is unable to determine the outcome of the government’s investigation or its possible effect on the Company.

PPG is a defendant in a matter in the California State Court in San Francisco in which plaintiffs claim that PPG and other defendants manufactured a defective product, the dry cleaning solvent perchloroethylene (“PCE”), and failed to provide adequate warnings regarding the environmental risks associated with the use of PCE. The plaintiffs claim the defendants are responsible for remediation of soil and groundwater contamination at 18 dry cleaner sites in Modesto, California. Prior to submission of the case to the jury, the Court granted nonsuit motions filed by all the defendants that limited PPG’s potential liability to one of the 18 sites. The damages sought at this one site total $27 million. A jury verdict is expected in this case in late April or early May 2009. PPG believes it has meritorious defenses to plaintiff’s claims.

The Company accrues for product warranties at the time the products are sold based on historical claims experience. As of March 31, 2009 and December 31, 2008, the reserve for product warranties was $10 million. Pretax charges against income for product warranties and the related cash outlays were not material for the three months ended March 31, 2009 and 2008.

The Company had outstanding letters of credit of $75 million and guarantees of $76 million as of March 31, 2009. The Company does not believe any loss related to such guarantees is likely.

The automotive industry continues to be adversely impacted in 2009 by declining economic conditions. In the first quarter of 2009, production of automobiles and light trucks declined by 47% in North America and 41% in Western Europe as compared to the first quarter of 2008. Continued declines in the global production of automobiles and light trucks of this magnitude would adversely impact our sales volume. The North American automotive industry continues to experience structural change, including the loss of U.S. market share by General Motors and Chrysler. Further deterioration of market conditions could cause certain of our customers and suppliers to experience liquidity problems, possibly resulting in the write-off of amounts due from these customers and cost impacts of changing suppliers. On March 29, 2009, the auto task force chosen by President Obama provided General Motors with 60 days to present a cost cutting plan and will provide federal assistance to keep General Motors operating in the United States during that time. On March 30, 2009, Chrysler was given 30 days to complete an alliance with the Fiat Group or it could be faced with a cutoff of federal funds. Our worldwide sales to General Motors and Chrysler in the first quarter of 2009 were approximately $70 million and were made under normal credit terms. Our total asset exposure related to General Motors and Chrysler was approximately $70 million at March 31, 2009, including $18 million of trade receivables related to sales to these customers in the U.S. We expect to collect substantially all of the trade receivables due from these customers at March 31, 2009, and accordingly have recorded no reserves related to these amounts. However, we remain focused on the continual management of this credit risk. Additionally, the same economic conditions that are adversely impacting our continuing businesses that serve the automotive OEM market are significantly impacting the divested automotive glass and services business, in which PPG maintains an approximately 40 percent interest.

In an attempt to stabilize the automotive supply base, the U.S. federal government created the Auto Supplier Support Program (the “Program”). The Program will be administered by the U.S. auto companies that agree to participate. The goal of the Program is to provide suppliers to the U.S. automotive industry with access to government-backed protection, ensuring that money owed to the suppliers for products sold to participating U.S. automotive companies will be paid even in the event of a bankruptcy. Suppliers that agree to maintain qualifying commercial terms will have the opportunity to request this government-backed protection related to sales made after being accepted into the Program. If granted, the supplier would pay a small fee for the right to participate in the Program. The U.S. Treasury Department has made available up to $5 billion in financing under the Program. PPG is eligible and has applied to participate in the Program with General Motors but will not pursue that option with Chrysler.

20.	Reportable Segment Information

PPG is a multinational manufacturer with 13 operating segments that are organized based on the Company’s major products lines. These operating segments are also the Company’s reporting units for purposes of testing goodwill for impairment. The operating segments have been aggregated based on economic similarities, the nature of their products, production processes, end-use markets and methods of distribution into six reportable business segments.

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

Reportable segment net sales and segment income for the three months ended March 31, 2009 and 2008 were as follows:

	Three Months Ended March 31
	2009	2008
	(Millions)
Net sales:
Performance Coatings	$928	$1,114
Industrial Coatings	644	1,058
Architectural Coatings – EMEA	409	536
Optical and Specialty Materials	245	295
Commodity Chemicals	361	423
Glass (a)	196	536

Total (b)	$2,783	$3,962

Segment income (loss):
Performance Coatings	$89	$120
Industrial Coatings	(16)	95
Architectural Coatings – EMEA	3	9
Optical and Specialty Materials	60	74
Commodity Chemicals	83	68
Glass	(27)	30

Total	192	396

Legacy items (c)	(25)	(4)

Business restructuring (Note 7)	(186)	—

Acquisition – related costs (d)	—	(117)

Asbestos settlement – net	(4)	—

Interest expense, net of interest income	(42)	(59)

Unallocated stock based compensation (Note 18)	(7)	(9)

Other unallocated corporate expense – net (e)	(39)	(24)

(Loss) income before income taxes	$(111)	$183

(a)	Glass net sales and segment income include the results of the automotive glass and services business for the three months ended March 31, 2008 (See Note 6, “Divestiture of the Automotive Glass and Services Business”).
(b)	Intersegment net sales for the three months ended March 31, 2009 and 2008 were not material.
(c)	Legacy items include current costs related to former operations of the Company, including certain environmental remediation, pension and other postretirement benefit costs, and certain charges for legal and other matters. Legacy items also include an equity loss from PPG’s approximately 40 percent investment in the former automotive glass and services business for the three months ended March 31, 2009. These legacy items are excluded from the segment income (loss) that is used to evaluate the performance of the operating segments.

(d)	Represents costs related to the SigmaKalon acquisition, including $94 million for the flow-through cost of sales of the step up to fair value of acquired inventory and $23 million for the write-off of in-process research and development. These costs are considered to be unusual and non-recurring and will not reduce the segment earnings used to evaluate the performance of the operating segments.
(e)	Other unallocated corporate expense increased due to higher foreign currency translation losses and a reduction in the costs charged to the operating segments in the three months ended March 31, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Performance in First Quarter of 2009 Compared to First Quarter of 2008

Performance Overview

Sales decreased 30% for the first quarter of 2009 to $2,783 million compared to $3,962 million for the first quarter of 2008. Lower volumes in all reportable segments accounted for a decrease of 20%, weaker foreign currency accounted for a decrease of 7% and the absence of sales from the divested automotive glass and services business accounted for a decrease of 6%. These sales decreases were slightly offset by a 3% increase stemming from improved selling prices.

Cost of sales, exclusive of depreciation and amortization, decreased by $878 million for the first quarter of 2009 to $1,718 million compared to $2,596 million for the first quarter of 2008. This decrease corresponds with the decrease in sales. Cost of sales as a percentage of sales was 61.7% for the first quarter of 2009 compared to 65.5% for the first quarter of 2008. Cost of sales in the first quarter of 2008 includes $94 million for the flow through cost of sales of the step up to fair value of acquired inventory, which accounts for the majority of the noted decrease in cost of sales as a percentage of sales. Increased selling prices in 2009 totaling $125 million also caused cost of sales as a percentage of sales to be lower.

Selling, general and administrative expenses decreased by $155 million in the first quarter of 2009 compared to the first quarter of 2008 due to lower sales volumes, specific overhead cost reduction actions taken in response to the decline in the global economy and the impact of foreign currency translation.

Depreciation expense declined to $88 million in the first quarter of 2009 as compared to $107 million in the first quarter of 2008 due to both the impact of foreign currency translation and our third quarter 2008 restructuring charge. Research and development costs declined from $112 million in the first quarter of 2008 to $94 million in the first quarter of 2009 largely due cost reduction efforts and the impact of foreign currency translation. Interest expense declined from $64 million to $48 million in the first quarter of 2009, reflective of the lower debt balances in the first quarter of 2009.

The charge for in-process research and development in the first quarter of 2008 of $23 million was related to the 2008 SigmaKalon acquisition.

The business restructuring charge of $186 million in the first quarter of 2009 represents costs under a restructuring plan focused on further reducing PPG’s global cost structure. The actions included in the restructuring plan are expected to deliver pretax cost savings of approximately $60 million in 2009, growing to an annual run rate of about $140 million thereafter.

Other charges increased to $17 million in the first quarter of 2009 as compared to $6 million in the first quarter of 2008, due in part to foreign currency translation losses in 2009. Other earnings decreased to $7 million in the first quarter of 2009 as compared to $34 million for the first quarter of 2008. This decrease was largely due to lower equity earnings, including equity losses from PPG’s investment in the former automotive glass and services business and lower equity earnings from our Asian fiber glass joint ventures.

The effective tax rate on pretax earnings in the first quarter of 2009 was 18% compared to approximately 31% in the first quarter of 2008. The first quarter 2009 effective tax rate includes a tax benefit of 24% on the charge for business restructuring and a tax benefit of 38.5% on the adjustment to increase the current value of the Company’s obligation under the proposed asbestos settlement. The effective tax rate on remaining pretax earnings was 33% in 2009. The first quarter 2008 effective tax rate of approximately 31% included a tax benefit of $6 million related to the settlement with the Internal Revenue Service of our U.S. tax returns for the years 2004 and 2005, a tax benefit of 24% on costs related to the acquisition of SigmaKalon and a tax benefit 39% on the adjustment to increase the current value of the Company’s obligation under the proposed asbestos settlement. The effective tax rate on remaining pretax earnings was 30%.

Net income (attributable to PPG) and earnings per share – assuming dilution (attributable to PPG) are summarized below:

(Millions, except per share amounts)	Total
	$	EPS
Three Months ended March 31, 2009
Net loss (attributable to PPG)	$(111)	$(0.68)
Net loss (attributable to PPG) includes:
Business restructuring charge	141	0.86
Charge related to asbestos settlement (1)	2	0.01

	Total
	$	EPS
Three Months ended March 31, 2008
Net income (attributable to PPG)	$100	$0.61
Net income (attributable to PPG) includes:
Acquisition–related costs (2)	89	0.54

(1)	Net increase in the current value of the Company’s obligation under the proposed asbestos settlement.
(2)	Costs related to SigmaKalon acquisition, including $66 million aftertax for the flow-through cost of sales of the step up to fair value of acquired inventory and $23 million aftertax for the write-off of in-process research and development.

Performance of Reportable Business Segments

Performance Coatings sales decreased 17% to $928 million for the first quarter of 2009 compared to $1,114 million for the first quarter of 2008. Sales declined 13% as a result of lower sales volumes, particularly in the automotive refinish business and architectural coatings – Americas and Asia/Pacific business. The volume decline in automotive refinish was most pronounced in the U.S. and Europe, while the decline in architectural coatings was mainly in the U.S. and Latin America. Weaker foreign currency also reduced sales by 8%. Sales increased 4% due to improved pricing in all businesses. Segment income was $89 million for the first quarter of 2009 compared to $120 million for the first quarter of 2008. The lower volumes and weaker foreign currencies reduced segment income, while increased selling prices and lower overhead costs partially offset these decreases.

Industrial Coatings sales decreased 39% to $644 million for the first quarter of 2009 compared to $1,058 million for the first quarter of 2008. Sales decreased 34% due to lower sales volumes, most notably in the automotive and industrial businesses, reflecting the continued severe decline in global demand. Volume declines in these businesses occurred in all major regions. Sales also declined 8% due to the negative impact of foreign currency translation. Sales increased 2% due to the positive impact of acquisitions and 1% due to increased selling prices. Segment loss was $16 million for the first quarter of 2009 compared to segment income of $95 million for the same quarter in 2008. The lower sales volumes significantly reduced segment results. Factors increasing segment income were lower overhead and manufacturing costs, higher selling prices and currency.

Architectural Coatings – EMEA (Europe, Middle East and Africa) sales decreased 24% to $409 million for the first quarter of 2009 compared to $536 million for the first quarter of 2008. Sales decreased about equally due to the negative impact of foreign currency translation and from lower sales volumes, which were slightly offset by increased selling prices. Segment income was $3 million for the first quarter of 2009 compared to $9 million for the same quarter in 2008. The lower sales volumes and inflation reduced segment income. This decrease was not fully offset by lower overhead costs and higher selling prices.

Optical and Specialty Materials sales decreased 17% to $245 million for the first quarter of 2009 compared to $295 million for the first quarter of 2008. Sales volumes decreased 13% in part reflecting strong first quarter 2008 volumes associated with the launch of Transitions Optical’s next generation lens product. Volumes were also lower in the silicas business as a result of the deterioration of the automotive OEM market. Sales declined 5% due to the negative impact of foreign currency translation, which was partially offset by a slight increase in selling prices. Segment income was $60 million for the first quarter of 2009 compared to $74 million for the same quarter in 2008. The decrease in segment income was primarily the result of lower sales volumes.

Commodity Chemicals sales decreased 15% to $361 million for the first quarter of 2009 compared to $423 million for the first quarter of 2008. Sales declined by 23% due to lower sales volumes and 2% due to the negative impact of foreign currency translation. These factors were partially offset by a 10% increase in selling prices. Segment income was $83 million for the first quarter of 2009 compared to $68 million for the same quarter in 2008. Segment income increased in large part due to higher selling prices and lower energy and raw material costs. The negative impact of lower sales volumes, higher pension costs and higher manufacturing costs stemming from the lower activity levels reduced segment income.

Glass sales decreased 63% to $196 million for the first quarter of 2009 compared to $536 million for the first quarter of 2008. About $240 million of the decline in sales was due to the divestiture of a majority interest in the automotive glass and services business, which was completed in September 2008. Sales also declined by 18% due to lower volumes reflecting reduced construction and general industrial demand and 2% due to weaker foreign currency. Sales increased by 1% due to higher selling prices. Segment loss was $27 million for the first quarter of 2009 compared to segment earnings of $30 million for the same quarter in 2008. The decline in segment earnings was due to the negative impact of lower sales volumes, lower equity earnings, higher manufacturing costs stemming from reduced operating rates, higher pension expenses and the absence of earnings from the divested automotive glass and services business. Increased selling prices and lower overhead costs positively impacted segment income.

Liquidity and Capital Resources

Cash used for operating activities for the three months ended March 31, 2009 was $291 million versus cash from operations of $49 million for the comparable period of 2008. Cash used for operating activities in 2009 includes the negative impact of pension contributions totaling $176 million, including a $160 million voluntary contribution that we made to our U.S. pension plans during the quarter. Pension contributions in the first quarter of 2008 totaled $19 million. Additionally, cash used for operating activities in 2009 includes the impact of the growth in working capital driven largely by lower payables at March 31, 2009 associated with lower production levels in the U.S. and Europe and payment of year-end benefit and customer rebate accruals. Cash from operations and the Company’s debt capacity are expected to continue to be sufficient to fund operating activities, capital spending, including acquisitions, dividend payments, debt service, amounts due under the proposed asbestos settlement, share repurchases, and contributions to pension plans.

The ratio of total debt, including capital leases, to total debt and equity was 56% at March 31, 2009 and 53% at December 31, 2008. The increase at March 31, 2009 is primarily due to a reduction of equity driven by the first quarter net loss, dividends and adjustments to accumulated other comprehensive loss for unrealized currency translation adjustment.

We do not have a mandatory contribution to make to our U.S. defined benefit pension plans in 2009; however, due in large part to the negative investment return on pension plan assets in 2008, we made a voluntary contribution in the amount of $160 million to these plans in January 2009, and we may make additional voluntary contributions to these plans in 2009 in an amount up to $130 million. We expect to make mandatory contributions to our non-U.S. plans in 2009 of approximately $60 million, of which approximately $16 million was made in the first quarter of 2009.

In December of 2008, the Company entered into an agreement with a counterparty to repurchase 1.5 million shares of the Company’s stock. Under the terms of the agreement, the counterparty purchased the shares in the open market in January of 2009 and is now holding the shares until such time as the Company pays the agreed upon price of $39.53 per share and takes possession of these shares. These shares are not considered outstanding for basic and diluted earnings per share calculations and total shareholders’ equity at March 31, 2009 has been reduced by approximately $59 million, representing the amount that will be paid by PPG to the counterparty upon settlement.

New Accounting Standards

Note 2, “Newly Adopted Accounting Standards,” to the accompanying condensed consolidated financial statements describes the Company’s adoption of SFAS No. 141 (revised 2007), “Business Combinations,” SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” Issue No. 07-1, “Accounting for Collaborative Arrangements,” FSP FAS 157-2, “Effective Date of FASB Statement No. 157” and SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.”

Note 3, “Other New Accounting Standards,” to the accompanying condensed consolidated financial statements describes the potential impact on PPG of accounting standards that are not yet effective, including FSP FAS 157-4, “Determining Fair Value When Market Activity Has Decreased,” FSP FAS 115-2 and FAS 124-2, “Other-Than-Temporary Impairment,” and FSP FAS 107-1/APB 28-1, “Interim Fair Value Disclosures for Financial Instruments.”

Commitments and Contingent Liabilities, including Environmental Matters

PPG is involved in a number of lawsuits and claims, both actual and potential, including some that it has asserted against others, in which substantial monetary damages are sought. See Part II, Item 1, “Legal Proceedings” of this Form 10-Q and Note 19, “Commitments and Contingent Liabilities,” to the accompanying condensed consolidated financial statements for a description of certain of these lawsuits, including a description of the proposed asbestos settlement. As discussed in Part II, Item 1 and Note 19, although the result of any future litigation of such lawsuits and claims is inherently unpredictable, management believes that, in the aggregate, the outcome of all lawsuits and claims involving PPG, including asbestos-related claims in the event the PPG Settlement Arrangement described in Note 19 does not become effective, will not have a material effect on PPG’s consolidated financial position or liquidity; however, any such outcome may be material to the results of operations of any particular period in which costs, if any, are recognized.

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

As of March 31, 2009 and December 31, 2008, PPG had reserves for environmental contingencies totaling $292 million and $299 million, respectively, of which $45 million and $44 million, respectively, were classified as current liabilities. Pretax charges against income for environmental remediation costs totaled $2 million for the three months ended March 31, 2009 and 2008, respectively, and are included in “Other charges” in the accompanying condensed consolidated statement of income. Cash outlays related to such environmental remediation aggregated $5 million and $2 million for the three months ended March 31, 2009 and 2008, respectively. The impact of foreign currency translation decreased the liability by $4 million in 2009.

In addition to the amounts currently reserved for environmental remediation, the Company may be subject to loss contingencies related to environmental matters estimated to be as much as $200 million to $300 million, which range is unchanged since December 31, 2008. Such unreserved losses are reasonably possible but are not currently considered to be probable of occurrence. This range of reasonably possible unreserved loss relates to environmental matters at a number of sites; however, about 40% of this range relates to additional costs at the former chromium manufacturing plant site and related sites in Jersey City, N.J., and about 30% relates to three operating PPG plant sites in the Company’s chemicals businesses. The loss contingencies related to these sites include significant unresolved issues such as the nature and extent of contamination at these sites and the methods that may have to be employed to remediate them.

Management expects cash outlays for environmental remediation costs to be approximately $40 million in 2009 and to range from $45 million to $75 million annually through 2013. It is possible that technological, regulatory and enforcement developments, the results of environmental studies and other factors could alter the Company’s expectations with respect to charges against income and future cash outlays. Specifically, the level of expected cash outlays is highly dependent upon activity related to the former chromium manufacturing plant site in New Jersey, as PPG awaits approval of workplans that have been submitted to the applicable regulatory agencies.

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

Many factors could cause actual results to differ materially from the Company’s forward-looking statements. Such factors include global economic conditions, increasing price and product competition by foreign and domestic competitors, fluctuations in cost and availability of raw materials, the ability to maintain favorable supplier relationships and arrangements, difficulties in integrating acquired businesses and achieving expected synergies therefrom, economic and political conditions in international markets, the ability to penetrate existing, developing and emerging foreign and domestic markets, which also depends on economic and political conditions, foreign exchange rates and fluctuations in such rates, the impact of environmental regulations, unexpected business disruptions and the unpredictability of existing and possible future litigation, including litigation that could result if PPG’s Settlement Arrangement for asbestos claims does not become effective. However, it is not possible to predict or identify all such factors. Consequently, while the list of factors presented here and in the Company’s Form 10-K for the year ended December 31, 2008 under the caption “Item 1a. Risk Factors” are considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements.

Consequences of material differences in the results compared with those anticipated in the forward-looking statements could include, among other things, business disruption, operational problems, financial loss, legal liability to third parties, other factors set forth in “Item 1a Risk Factors” of the Company’s Form 10-K for the year ended December 31, 2008 and similar risks, any of which could have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in the Company’s exposure to market risk from December 31, 2008.

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

For over 30 years, PPG has been a defendant in lawsuits involving claims alleging personal injury from exposure to asbestos. For a description of asbestos litigation affecting the Company and the terms and status of the proposed asbestos arrangement, see Note 19, “Commitments and Contingent Liabilities” under Part I, Item 1 of this Form 10-Q.

As described in Note 19, the Company continues to cooperate with the U.S. Department of Commerce's Bureau of Industry and Security and with the U.S. Department of Justice in connection with their ongoing investigation relating to potential violations of the U.S. export control laws. At this time the Company is unable to determine the outcome of the government’s investigation or its possible effect on the Company.

Over the past several years, the Company and others have been named as defendants in several cases in various jurisdictions claiming damages related to exposure to lead and remediation of lead-based coatings applications. PPG has been dismissed as a defendant from most of these lawsuits and has never been found liable in any of these cases.

Item 1a.	Risk Factors

There were no material changes in the Company’s risk factors from the risks disclosed in the Company’s Form 10-K for the year ended December 31, 2008. However, we wish to reiterate that we sell products to the U.S.-based automotive original equipment manufacturers. The automotive industry continues to be adversely impacted in 2009 by declining economic conditions. In the first quarter of 2009, production of automobiles and light trucks declined by 47% in North America and 41% in Western Europe as compared to the first quarter of 2008. Continued declines in the global production of automobiles and light trucks of this magnitude would adversely impact our sales volume. The North American automotive industry continues to experience structural change, including the loss of U.S. market share by General Motors and Chrysler. Further deterioration of market conditions could cause certain of our customers and suppliers to experience liquidity problems, possibly resulting in the write-off of amounts due from these customers and cost impacts of changing suppliers. On March 29, 2009, the auto task force chosen by President Obama provided General Motors with 60 days to present a cost cutting plan and will provide federal assistance to keep General Motors operating in the United States during that time. On March 30, 2009, Chrysler was given 30 days to complete an alliance with the Fiat Group or it could be faced with a cutoff of federal funds. Our worldwide sales to General Motors and Chrysler in the first quarter of 2009 were approximately $70 million and were made under normal credit terms. Our total asset exposure related to General Motors and Chrysler was approximately $70 million at March 31, 2009, including $18 million of trade receivables related to sales to these customers in the U.S. We expect to collect substantially all of the trade receivables due from these customers at March 31, 2009, and accordingly have recorded no reserves related to these amounts. However, we remain focused on the continual management of this credit risk. Additionally, the same economic conditions that are adversely impacting our continuing businesses that serve the automotive OEM market are significantly impacting the divested automotive glass and services business, in which PPG maintains an approximately 40 percent interest.

In an attempt to stabilize the automotive supply base, the U.S. federal government created the Auto Supplier Support Program (the “Program”). The Program will be administered by the U.S. auto companies that agree to participate. The goal of the Program is to provide suppliers to the U.S. automotive industry with access to government-backed protection, ensuring that money owed to the suppliers for products sold to participating U.S. automotive companies will be paid even in the event of a bankruptcy. Suppliers that agree to maintain qualifying commercial terms will have the opportunity to request this government-backed protection related to sales made after being accepted into the Program. If granted, the supplier would pay a small fee for the right to participate in the Program. The U.S. Treasury Department has made available up to $5 billion in financing under the Program. PPG is eligible and has applied to participate in the Program with General Motors but will not pursue that option with Chrysler.

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

Under the PPG Deferred Compensation Plan for Directors, each director may elect to defer the receipt of all or any portion of the compensation paid to such director for serving as a PPG director. All deferred payments are held in the form of common stock equivalents. Payments out of the deferred accounts are made in the form of common stock of the Company (and cash as to any fractional common stock equivalent). In the first quarter of 2009, the directors, as a group, were credited with 11,757 common stock equivalents under this plan. The value of each common stock equivalent, when credited, ranged from $34.34 to $43.55.

The following table summarizes the Company’s stock repurchase activity for the three months ended March 31, 2009:

Issuer Purchases of Equity Securities

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Programs
January 2009
Repurchase program	—	—	—	3,850,009
Other transactions (2)	—	—	—	—
February 2009
Repurchase program	—	—	—	3,850,009
Other transactions (2)	90,409	$34.31	—	—
March 2009
Repurchase program	—	—	—	3,850,009
Other transactions (2)	—		—	—

Total quarter ended March 31, 2009
Repurchase program	—	—	—	3,850,009	(3)

Other transactions (2)	90,409	$34.31	—	—

(1)	These shares were repurchased under a 10 million share repurchase program approved by PPG’s Board of Directors in October 2005. This program does not have an expiration date.
(2)	Includes shares withheld or certified to in satisfaction of the exercise price and/or tax withholding obligation by holders of employee stock options who exercised options granted under the Company’s equity compensation plans.
(3)	Amount has not been reduced to reflect the impact of an agreement with a counterparty to repurchase 1,500,000 shares of PPG stock. Under the terms of this agreement, the counterparty purchased shares in the open market in January of 2009 and is now holding the shares until such time as the Company pays the agreed upon price of $39.53 per share and takes possession of these shares.

Item 4.	Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Shareholders held on April 16, 2009 (the “Annual Meeting”), the shareholders voted on the following matters:

1.	On the matter of the election of four directors to serve for the terms indicated in the proxy statement relating to the Annual Meeting, the vote was as follows:

Nominees	Votes For	Votes Withheld
Charles E. Bunch	123,157,443	4,561,049
Robert Ripp	125,931,938	1,786,554
Thomas J. Usher	124,669,278	3,049,214
David R. Whitwam	124,802,217	2,916,275

There were no broker non-votes with respect to this matter. Each of the nominees was elected to serve as a director for the terms indicated in the proxy statement relating to the Annual Meeting.

The following directors did not stand for re-election at the Annual Meeting (the year in which each director’s term expires is indicated in parenthesis):James G. Berges (2010), Victoria F. Haynes (2010), Martin H. Richenhagen (2010), Hugh Grant (2011), Michele J. Hooper (2011) and Robert Mehrabian (2011).

2.	On the matter of the proposal endorsing the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for 2009, the vote was as follows:

Votes For	Votes Against	Votes Abstain
125,888,489	1,627,201	202,802

There were no broker non-votes with respect to this matter.

Item 6.	Exhibits

(a) See the Index to Exhibits on Page 50.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PPG INDUSTRIES, INC.
(Registrant)

Date: April 27, 2009	By	/s/ W. H. Hernandez
W. H. Hernandez
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

PPG Industries Inc. and Consolidated Subsidiaries

Index to Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q.

†12	Computation of Ratio of Earnings to Fixed Charges for the Three Months Ended March 31, 2009 and for the Five Years Ended December 31, 2008.

†31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.