Form 10-Q
period 2009-06-30
PPG INDUSTRIES INC
filed 2009-07-27
CIK 79879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2009

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

As of June 30, 2009, 164,910,177 shares of the Registrant’s common stock, par value $1.66-2/3 per share, were outstanding.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Income (Unaudited)

(Millions, except per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Net sales	$3,115	$4,474	$5,898	$8,436
Cost of sales, exclusive of depreciation and amortization (Note 5)	1,898	2,829	3,616	5,425
Selling, general and administrative (Note 6)	731	936	1,447	1,805
Depreciation (Note 6)	88	128	176	235
Research and development	97	118	191	230
Interest expense	49	65	97	131
Amortization (Note 9)	31	37	61	71
Asbestos settlement – net (Note 20)	3	4	7	4
In-process research and development (Note 5)	—	—	—	23
Business restructuring (Note 7)	—	—	186	—
Other charges	12	10	29	16
Other earnings	(47)	(47)	(54)	(81)

Income before income taxes	253	394	142	577

Income tax expense	84	116	64	173

Net income attributable to the controlling and noncontrolling interests (Note 2)	169	278	78	404

Less: net income attributable to noncontrolling interests (Note 2)	(23)	(28)	(43)	(54)

Net income (attributable to PPG)	$146	$250	$35	$350

Earnings per common share (Note 11)	$0.89	$1.52	$0.21	$2.13

Earnings per common share – assuming dilution (Note 11)	$0.89	$1.51	$0.21	$2.12

Dividends per common share	$0.53	$0.52	$1.06	$1.04

The accompanying notes to the condensed consolidated financial statements are an integral part of this consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheet (Unaudited)

	June 30, 2009	Dec. 31, 2008
	(Millions)
Assets
Current assets:
Cash and cash equivalents	$1,052	$1,021
Receivables (less allowance for doubtful accounts of $121 million and $103 million)	2,847	2,804
Inventories (Note 8)	1,672	1,702
Other	851	821

Total current assets	6,422	6,348

Property (less accumulated depreciation of $5,411 million and $5,245 million)	2,745	2,798
Investments	499	509
Goodwill (Note 9)	2,696	2,641
Identifiable intangible assets (Note 9)	1,446	1,472
Other assets	757	930

Total	$14,565	$14,698

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt and current portion of long-term debt (Note 10)	$896	$903
Asbestos settlement (Note 20)	514	491
Accounts payable and accrued liabilities	2,513	2,724
Restructuring (Note 7)	179	92

Total current liabilities	4,102	4,210

Long-term debt (Note 10)	3,306	3,009
Asbestos settlement (Note 20)	231	244
Deferred income taxes	293	425
Accrued pensions	1,086	1,250
Other postretirement benefits	1,088	1,072
Other liabilities	1,091	999

Total liabilities	11,197	11,209

Commitments and contingent liabilities (Note 20)

Shareholders’ equity (Note 15):
Common stock	484	484
Additional paid-in capital	522	580
Retained earnings	8,017	8,156
Treasury stock	(4,235)	(4,259)
Accumulated other comprehensive loss	(1,613)	(1,628)

Total PPG shareholders’ equity	3,175	3,333
Noncontrolling interests (Note 2)	193	156

Total shareholders’ equity	3,368	3,489

Total	$14,565	$14,698

The accompanying notes to the condensed consolidated financial statements are an integral part of this consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows (Unaudited)

	Six Months Ended June 30
	2009	2008
	(Millions)
Cash from operating activities	$106	$402

Investing activities:
Capital spending
Additions to property and long-term investments	(103)	(146)
Business acquisitions, net of cash balances acquired (2008 - $136) (Note 5)	(21)	(1,584)
Reductions of other property and investments	17	29
Deposits of cash into escrow	—	(3)
Release of cash held in escrow (Note 5)	19	1,700
Payments on cross currency swap contracts (Note 18)	(44)	—

Cash used for investing activities	(132)	(4)

Financing activities:
Debt:
Proceeds from bridge loan and revolving credit facility (Note 10)	—	1,143
Repayment of debt assumed in acquisitions (Notes 5 and 10)	—	(1,259)
Proceeds from Notes (net of discount and issuance costs) (Note 10)	—	1,538
Repayment of bridge loan and revolving credit facility (Note 10)	—	(1,557)
Net change in borrowings with maturities of three months or less	(5)	(386)
Proceeds from term loan	400	—
Proceeds from other short-term debt	—	287
Repayments of other short-term debt	(169)	(279)
Other long-term debt activity	21	7
Other financing activities:
Proceeds from termination of interest rate swaps (Note 18)	—	40
Purchase of treasury stock	—	(6)
Issuance of treasury stock	—	8
Dividends paid on subsidiary common stock to noncontrolling interests (Note 2)	(10)	(43)
Dividends paid	(174)	(171)

Cash from (used for) financing activities	63	(678)

Effect of currency exchange rate changes on cash and cash equivalents	(6)	20

Net increase (decrease) in cash and cash equivalents	31	(260)

Cash and cash equivalents, beginning of period	1,021	526

Cash and cash equivalents, end of period	$1,052	$266

The accompanying notes to the condensed consolidated financial statements are an integral part of this consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

The condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position of PPG Industries, Inc. and subsidiaries (the “Company” or “PPG”) as of June 30, 2009, and the results of their operations for the three and six months ended June 30, 2009 and 2008 and their cash flows for the six months then ended. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in PPG’s Annual Report on Form 10-K for the year ended December 31, 2008.

Certain amounts in the 2008 financial statements have been reclassified to be consistent with the 2009 presentation. This reclassification had no impact on our previously reported net income, total assets, cash flows or shareholders’ equity.

PPG has determined that there were no subsequent events that would require disclosure or adjustments to the accompanying condensed consolidated financial statements through July 27, 2009, the date the financial statements were issued.

The results of operations for the six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year.

2.	Newly Adopted Accounting Standards

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events” (“SFAS No. 165”). The objective of this Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement is effective for PPG for interim and annual financial periods beginning on June 30, 2009. The impact of adopting SFAS No. 165 had no effect on the accompanying condensed consolidated financial statements.

In April 2009, the FASB issued three new FASB Staff Positions (“FSP”) relating to fair value accounting; FAS 157-4, “Determining Fair Value When Market Activity Has Decreased,” FSP FAS 115-2 and FAS 124-2, “Other-Than-Temporary Impairment” and FSP FAS 107-1/APB 28-1, “Interim Fair Value Disclosures for Financial Instruments.” These FSPs impact certain aspects of fair value measurement and related disclosures. The provisions of these FSPs were effective beginning in the second quarter of 2009. The impact of adopting these FSPs did not have a material effect on PPG’s consolidated results of operations or financial position.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). This statement is effective for PPG as of January 1, 2009. SFAS No. 160 requires the presentation of a noncontrolling interest (formerly known as minority interest) as equity in the consolidated balance sheet and separate from the parent’s equity. The standard also requires that the amount of net income attributable to the noncontrolling interest be included in consolidated net income on the face of the income statement. SFAS No. 160 amends certain of the consolidation procedures of Accounting Research Bulletin (“ARB”) No. 51 for consistency with the requirements of SFAS No. 141(R). SFAS No. 160 requires changes in the parent’s ownership interest in consolidated subsidiaries to be accounted for as equity transactions. This statement also includes expanded disclosure requirements regarding the interests of the parent and related noncontrolling interests. Beginning January 1, 2009, PPG has applied the provisions of SFAS No. 160 to its accounting for noncontrolling interests and its financial statement disclosures. The provisions of the standard have been applied to all periods presented in the accompanying condensed consolidated financial statements.

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

In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of FASB Statement No. 157, Fair Value Measurements (“SFAS No. 157”) until the first quarter of 2009, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company has applied the provisions of FSP FAS 157-2 to its financial statement disclosures beginning in the first quarter of 2009.

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

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162,” which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the GAAP hierarchy). This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this standard will change how we reference various elements of GAAP when preparing our financial statement disclosures, but will have no impact on PPG’s financial position, results of operation or cash flows.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” (“SFAS No 167”) which amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. This statement is effective for fiscal years beginning after November 15, 2009, and for interim periods within that first annual reporting period. PPG is currently evaluating the effects that SFAS No. 167 may have on our consolidated financial statements.

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

The fair values of outstanding derivative instruments were determined using quoted market prices. The fair value of interest rate swaps was determined using discounted cash flows and current interest rates.

The Company’s financial assets and liabilities that are reported at fair value on a recurring basis in the accompanying condensed consolidated balance sheet, as of June 30, 2009, were as follows:

(Millions)	Level 1	Level 2	Level 3	Total
Other current assets:
Foreign currency contracts (1)	$—	$2	$—	$2
Interest rate swaps (1)	—	2	—	2
Marketable equity securities	4	—	—	4
Investments:
Marketable equity securities	51	1	—	52
Other assets:
Interest rate swaps (1)	—	4	—	4
Cross currency swaps (1)	—	8	—	8
Accounts payable and accrued liabilities:
Foreign currency contracts (1)	—	13	—	13
Equity forward arrangement (1)	—	3	—	3
Natural gas swap contracts (1)	—	72	—	72
Other liabilities:
Foreign currency contracts (1)	—	3	—	3
Cross currency swaps (1)	—	212	—	212
Natural gas swap contracts (1)	—	20	—	20

(1)	This entire balance is designated as a hedging instrument under U.S. generally accepted accounting principles.

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

The Company’s financial assets and liabilities that are reported at fair value on a nonrecurring basis in the accompanying condensed consolidated balance sheet, as of June 30, 2009, were as follows:

(Millions)	Level 1	Level 2	Level 3	Total
Property	$—	$—	$4	$4

As a result of finalizing a restructuring plan, as discussed in Note 7, “Business Restructuring,” long-lived assets with a carrying amount of $36 million were written-down to their fair value of $4 million, resulting in a charge of $32 million, which was included within the business restructuring charge in March of 2009.

5.	Acquisitions

During the six months ended June 30, 2009, PPG spent $21 million on acquisitions, including purchase price adjustments related to 2008 acquisitions and $11 million related to earn-out and holdback payments on acquisitions that were completed prior to December 31, 2008.

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

In the second quarter of 2009, Pittsburgh Glass Works LLC made the full $2 million interest payment that was due; however, the first quarter of 2009, interest payment due to PPG of $2 million was not paid in cash but rather added to the principal amount of the notes, in accordance with the provisions of the notes. The amount due to PPG under the notes totaled $92 million at June 30, 2009. PPG’s consolidated results for the three and six months ended June 30, 2009 include equity income of $3 million and equity losses of $4 million, respectively, related to its investment in Pittsburgh Glass Works LLC.

Pittsburgh Glass Works LLC ceased production at its Oshawa, Canada plant in the first quarter of 2009 and also has announced that it will close its Hawkesbury, Canada plant in the first quarter of 2010. Under Canadian pension regulations, these plant closures will result in partial wind-ups of the pension plan for former employees in Canada the liability for which was retained by PPG. Each of these partial wind-ups will result in settlement charges against PPG earnings currently estimated at $20-$30 million and required cash contributions currently estimated at $10-$15 million. These amounts can be funded over the five year period following completion of the required reviews of the partial wind-ups by the Canadian pension authorities, which are expected to occur later in 2009 or 2010. The settlement charge will be taken when the related cash contributions are completed.

7.	Business Restructuring

In March of 2009, the Company finalized a restructuring plan focused on further reducing its global cost structure, driven by global economic conditions, low-end market demand and acceleration of cost-savings from the integration of the 2008 acquisition of SigmaKalon. As part of the restructuring, PPG will close its paints coatings manufacturing facility in Saultain, France, by the end of 2009, as well as several smaller production, laboratory, warehouse and distribution facilities across PPG’s businesses and regions and will reduce staffing across the company globally.

As a result of this restructuring plan, in March of 2009, the Company recorded a charge of $186 million for business restructuring, including severance and other costs of $154 million and asset write-offs of $32 million.

The Company also expects to incur additional costs of approximately $12 million directly associated with the restructuring actions for demolition, dismantling, relocation and training that will be charged to expense as incurred. The Company expects to incur these additional expenses in the second half of 2009.

The following table summarizes the activity in the first quarter 2009 restructuring reserve through June 30, 2009:

(Millions, except no. of employees)	Severance and Other Costs	Asset Write-offs	Total Reserve	Employees Impacted
Industrial Coatings	$77	$16	$93	935
Performance Coatings	37	4	41	764
Architectural Coatings - EMEA	13	—	13	130
Glass	11	2	13	247
Optical & Specialty Materials	3	9	12	219
Commodity Chemicals	6	—	6	42
Corporate	7	1	8	91

Total	$154	$32	$186	2,428
Activity to date	(30)	(32)	(62)	(1,142)
Currency impact	6	—	6	—

Balance as of June 30, 2009	$130	$—	$130	1,286

During the third quarter of 2008, the Company finalized a restructuring plan that is part of implementing PPG’s global transformation strategy and the integration of its 2008 acquisition of SigmaKalon. As part of the restructuring, PPG closed its coatings manufacturing facility in Clarkson, Ont., Canada and will close the coatings manufacturing facility in Geldermalsen, Netherlands in the third quarter 2009. The consultation with the applicable works council at Geldermalsen has been completed. Other staffing reductions will occur in PPG’s coatings businesses in North America and Europe. PPG also closed its Owen Sound, Ont., Canada, glass manufacturing facility, and idled one float glass production line at its Mt. Zion, Ill., facility in the fourth quarter of 2008. Other actions included writing off idle production assets in PPG’s fiber glass and chemicals businesses.

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

The following table summarizes the details through June 30, 2009:

(Millions, except no. of employees)	Severance and Other Costs	Pension Curtailment Losses	Asset Write-offs	Total Reserve	Employees Impacted
Industrial Coatings	$45	$9	$10	$64	577
Performance Coatings	30	—	15	45	270
Architectural Coatings - EMEA	19	—	—	19	215
Glass	12	12	31	55	285
Commodity Chemicals	—	—	13	13	10

Total	$106	$21	$69	$196	1,357
Activity to date	(49)	(21)	(69)	(139)	(1,050)
Currency impact	(6)	—	—	(6)	—

Balance as of June 30, 2009	$51	$—	$—	$51	307

8.	Inventories

Inventories as of June 30, 2009 and December 31, 2008 are detailed below.

	June 30, 2009	Dec. 31, 2008
	(Millions)
Finished products	$1,022	$1,045
Work in process	139	134
Raw materials	398	412
Supplies	113	111

Total	$1,672	$1,702

Most domestic and certain foreign inventories are valued using the last-in, first-out method. If the first-in, first-out method of inventory valuation had been used, inventories would have been $236 million and $213 million higher as of June 30, 2009 and December 31, 2008, respectively.

9.	Goodwill and Other Identifiable Intangible Assets

The change in the carrying amount of goodwill attributable to each reportable segment for the six months ended June 30, 2009 was as follows:

	Performance Coatings	Industrial Coatings	Architectural Coatings - EMEA	Optical and Specialty Materials	Glass	Total
	(Millions)
Balance, December 31, 2008	$1,078	$482	$976	$50	$55	$2,641
Currency translation	32	2	19	1	1	55

Balance, June 30, 2009	$1,110	$484	$995	$51	$56	$2,696

The carrying amount of acquired trademarks with indefinite lives as of June 30, 2009 and December 31, 2008 totaled $339 million.

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and are detailed below.

	June 30, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(Millions)
Acquired technology	$524	$(223)	$301	$520	$(201)	$319
Customer-related intangibles	960	(239)	721	927	(195)	732
Trade names	107	(29)	78	97	(23)	74
Other	27	(20)	7	26	(18)	8

Balance	$1,618	$(511)	$1,107	$1,570	$(437)	$1,133

Aggregate amortization expense related to these identifiable intangible assets for the three and six months ended June 30, 2009 was $31 million and $61 million, respectively, and for the three and six months ended June 30, 2008 was $37 million and $71 million, respectively. As of June 30, 2009, estimated future amortization expense of identifiable intangible assets is as follows: $60 million for the remaining quarters of 2009 and $120 million in each of the next five years.

10.	Debt

In June 2009, PPG entered into a $400 million three year unsecured term loan. The proceeds will be used to repay outstanding debt. During the second quarter $165 million of the proceeds from this term loan were used to retire outstanding amounts under our €650 million revolving credit facility; the remainder of the loan proceeds will be used to retire our 7.05% bonds, which are to mature in August of 2009 and to repay additional amounts under our €650 million revolving credit facility. The principal amount of this loan is due in three years. The interest rate on borrowings under this facility is variable based on a spread over LIBOR.

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

11.	Earnings Per Common Share

The following table presents the earnings per common share calculations for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended June 30		Six Months Ended June 30
(Millions, except per share amounts)	2009	2008	2009	2008
Earnings per common share (attributable to PPG)
Net income (attributable to PPG)	$146	$250	$35	$350
Weighted average common shares outstanding	163.8	164.6	163.9	164.5

Earnings per common share (attributable to PPG)	$0.89	$1.52	$0.21	$2.13

Earnings per common share - assuming dilution (attributable to PPG)
Net income (attributable to PPG)	$146	$250	$35	$350

Weighted average common shares outstanding	163.8	164.6	163.9	164.5

Effect of dilutive securities:
Stock options	0.0	0.5	0.0	0.6
Other stock compensation plans	0.6	0.5	0.6	0.6

Potentially dilutive common shares	0.6	1.0	0.6	1.2

Adjusted weighted average common shares outstanding	164.4	165.6	164.5	165.7

Earnings per common share - assuming dilution (attributable to PPG)	$0.89	$1.51	$0.21	$2.12

Excluded from the computation of diluted earnings per share due to their antidilutive effect were 7.0 million and 7.1 million outstanding stock options for the three and six months ended June 30, 2009, respectively, and 3.2 million and 3.0 million outstanding stock options for the three and six months ended June 30, 2008, respectively.

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

13.	Pensions and Other Postretirement Benefits

The net periodic benefit costs for the three and six months ended June 30, 2009 and 2008 were as follows:

	Pensions
	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
	(Millions)
Service cost	$17	$19	$34	$40
Interest cost	61	66	122	131
Expected return on plan assets	(57)	(74)	(113)	(148)
Amortization of prior service cost	2	2	3	5
Amortization of actuarial losses	32	18	64	33
Special termination benefits and curtailment (Note 6)	—	18	—	18

Net periodic pension cost	$55	$49	$110	$79

PPG does not have a mandatory contribution to make to its U.S. defined benefit pension plans in 2009; however, due in large part to the negative investment return on pension plan assets in 2008, PPG made a voluntary contribution in the amount of $160 million to these plans in January 2009, and will make an additional voluntary contribution to these plans in 2009 in an amount of $55 million, which the Company expects will be in the form of PPG stock. PPG expects to make mandatory contributions to its non-U.S. plans in 2009 of approximately $60 million, of which approximately $50 million was made as of June 30, 2009. Of this $50 million, approximately $18 million was made in the form of PPG stock.

The net periodic other postretirement benefit costs for the three and six months ended June 30, 2009 and 2008 were as follows:

	Other Postretirement Benefits
	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
	(Millions)
Service cost	$7	$5	$13	$12
Interest cost	17	16	34	33
Amortization of prior service cost	(4)	(4)	(7)	(9)
Amortization of actuarial losses	9	8	17	15
Special termination benefits (Note 6)	—	1	—	1

Net periodic other postretirement benefit cost	$29	$26	$57	$52

14.	Comprehensive Income

Total comprehensive income for the three and six months ended June 30, 2009 and 2008 was as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
	(Millions)
Net income attributable to the controlling and noncontrolling interests	$169	$278	$78	$404

Other comprehensive income (loss), net of tax:
Pension and other postretirement benefits (Note 13)	56	(19)	36	(1)
Unrealized currency translation adjustment	195	49	(15)	206
Unrealized losses on marketable securities	—	(1)	—	(2)
Net change – derivatives (Note 17)	19	50	(3)	83

Other comprehensive income, net of tax	270	79	18	286

Total comprehensive income	439	357	96	690
Less: amounts attributable to noncontrolling interests:
Net income	(23)	(28)	(43)	(54)
Unrealized currency translation adjustment	(6)	(1)	(3)	(4)

Comprehensive income attributable to PPG	$410	$328	$50	$632

15.	Shareholders’ Equity

The following table presents the change in total shareholders’ equity for the six months ended June 30, 2009 and 2008, respectively.

(Millions)	Total PPG Shareholders’ Equity	Non-controlling Interests	Total
Balance, January 1, 2009	$3,333	$156	$3,489
Net income	35	43	78
Other comprehensive income, net of tax	15	3	18
Cash dividends	(174)	—	(174)
Issuance of treasury stock	34	—	34
Stock option activity	(9)	—	(9)
Other changes in noncontrolling interests	—	1	1
Dividends paid on subsidiary common stock to noncontrolling interests	—	(10)	(10)
Equity forward agreement (1)	(59)	—	(59)

Balance, June 30, 2009	$3,175	$193	$3,368

(1) -	In December of 2008, the Company entered into an agreement with a counterparty to repurchase 1.5 million shares of the Company’s stock. Under the terms of the agreement, the counterparty purchased the shares in the open market in January of 2009 and is now holding the shares until such time as the Company pays the agreed upon price of $39.53 per share and takes possession of these shares. These shares are not considered outstanding for basic and diluted earnings per share calculation, and total shareholders’ equity at June 30, 2009 has been reduced by approximately $59 million, representing the amount that will be paid by PPG to the counterparty upon settlement.

(Millions)	Total PPG Shareholders’ Equity	Non-controlling Interests	Total
Balance, January 1, 2008	$4,151	$161	$4,312
Net income	350	54	404
Other comprehensive income, net of tax	282	4	286
Cash dividends	(171)	—	(171)
Purchase of treasury stock	(7)	—	(7)
Issuance of treasury stock	28	—	28
Stock option activity	(7)	—	(7)
Increase of noncontrolling interests through acquisition	—	19	19
Other changes in noncontrolling interests	—	(1)	(1)
Dividends paid to subsidiary common stock to noncontrolling interests	—	(43)	(43)
Transition adjustment for adoption of EITF No. 06-10	(2)	—	(2)

Balance, June 30, 2008	$4,624	$194	$4,818

16.	Financial Instruments, Excluding Derivative Financial Instruments

Included in PPG’s financial instrument portfolio are cash and cash equivalents, cash held in escrow, marketable equity securities, company-owned life insurance and short- and long-term debt instruments. The fair values of the financial instruments approximated their carrying values, in the aggregate, except for long-term debt.

Long-term debt (excluding capital lease obligations) had carrying and fair values totaling $3,395 million and $3,549 million, respectively, as of June 30, 2009. Long-term debt (excluding capital lease obligations) had carrying and fair values totaling $3,122 million and $3,035 million, respectively, as of December 31, 2008. The fair values of the debt instruments were based on discounted cash flows and interest rates currently available to the Company for instruments of the same remaining maturities.

17.	Derivative Financial Instruments and Hedge Activities

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

PPG’s policies do not permit speculative use of derivative financial instruments. PPG uses derivative instruments to manage its exposure to fluctuating natural gas prices through the use of natural gas swap contracts. PPG also uses forward currency and option contracts as hedges against its exposure to variability in exchange rates on short-term intercompany borrowings, unrecognized firm sales commitments, and cash flows denominated in foreign currencies. PPG uses foreign denominated debt and cross currency swap contracts to hedge investments in foreign operations. Interest rate swaps are used to manage the Company’s exposure to changing interest rates as such rate changes effect the fair value of fixed rate borrowings. PPG also uses an equity forward arrangement to hedge the Company’s exposure to changes in the fair value of PPG stock that is to be contributed to the asbestos settlement trust as discussed in Note 20, “Commitments and Contingent Liabilities.”

PPG enters into derivative financial instruments with high credit quality counterparties and diversifies its positions among such counterparties in order to reduce its exposure to credit losses. The Company did not realize a credit loss on derivatives during the six month periods ended June 30, 2009 or 2008.

PPG centrally manages its foreign currency transaction risk to minimize the volatility in cash flows caused by currency fluctuations. Decisions on whether to use derivative financial instruments to hedge the net transaction exposures, related to all regions of the world, are made based on the amount of those exposures, by currency, and, in certain situations, an assessment of the near-term outlook for certain currencies. This net hedging strategy does not qualify for hedge accounting under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities;” therefore, the change in the fair value of these instruments is recorded in “Other charges” in the accompanying condensed consolidated statement of income in the period of change. As of June 30, 2009, the fair value of these contracts was less than $1 million.

PPG designates forward currency contracts as hedges against the Company’s exposure to variability in exchange rates on short-term intercompany borrowings denominated in foreign currencies. To the extent effective, changes in the fair value of these instruments are deferred in AOCI and subsequently reclassified to “Other charges” in the accompanying condensed consolidated statement of income as foreign exchange gains and losses are recognized on the related intercompany borrowings. The portion of the change in fair value considered to be ineffective is recognized immediately in “Other charges” in the accompanying condensed consolidated statement of income. All amounts deferred in AOCI as of June 30, 2009 will be reclassified to earnings within the next twelve months. As of June 30, 2009, the fair value of these instruments was a liability of $1 million.

PPG designates forward currency contracts as hedges against the Company’s exposure to future changes in fair value related to certain firm sales commitments denominated in foreign currencies. These contracts are designated as fair value hedges. As such, they are reported at fair value in the Company’s condensed consolidated balance sheet, with changes in the fair value of these contracts and that of the related firm sales commitments reported in net sales. These contracts convert $102 million to the South Korean won over the 24 month period ended June 30, 2011. As of June 30, 2009, the fair value of the contracts was a liability of $13 million.

PPG has entered into ten U.S. dollar to euro cross currency swap contracts with a total notional amount of $1.3 billion, of which $600 million will settle on March 15, 2013 and $700 million will settle on March 15, 2018. On settlement of all of the outstanding contracts, PPG will receive $1.3 billion U.S. dollars and pay euros to the counterparties to the contracts. During the term of these contracts, PPG will receive semiannual payments in March and September of each year based on U.S. dollar, long-term fixed interest rates, and PPG will make annual payments in March of each year to the counterparties based on euro, long-term fixed interest rates. The Company has designated these swaps as hedges of its net investment in SigmaKalon and, as a result, mark to fair value adjustments of the swaps have been and will be recorded as a component of AOCI and the cash flow impact of these swaps has been and will be classified as investing activities in the condensed consolidated statement of cash flows. As of June 30, 2009, the fair value of these contracts was a net liability of $204 million.

PPG designated €400 million euro-denominated borrowings as a hedge of a portion of PPG’s net investment in the Company’s European operations. As a result, the change in book value from adjusting these foreign-denominated borrowings to current spot rates as of June 30, 2009 was deferred in AOCI.

Deferrals in AOCI related to hedges of the Company’s net investments in European operations would be reclassified and recognized in earnings upon a substantial liquidation, sale or partial sale of such investments or upon impairment of all or a portion of such investments.

The Company manages its interest rate risk by balancing its exposure to fixed and variable rates while attempting to minimize its interest costs. Generally, the Company maintains variable interest rate debt at a level of approximately 25% to 50% of total borrowings. PPG principally manages its fixed and variable interest rate risk by retiring and issuing debt from time to time and through the use of interest rate swaps. As of June 30, 2009, these swaps converted $125 million of fixed rate debt to variable rate debt. These swaps are designated as fair value hedges. As such, the swaps are carried at fair value. Changes in the fair value of these swaps and that of the related debt are recorded in “Interest expense” in the accompanying condensed consolidated statement of income. As of June 30, 2009, the fair value of these contracts was $6 million.

The Company uses derivative instruments to manage its exposure to fluctuating natural gas prices through the use of natural gas swap contracts. These instruments mature over the next 37 months. To the extent that these instruments are effective in hedging PPG’s exposure to price changes, changes in the fair values of the hedge contracts are deferred in AOCI and reclassified to “Cost of sales, exclusive of depreciation and amortization” as the natural gas is purchased. The amount of ineffectiveness is reported in “Other charges” in the accompanying condensed consolidated statement of income, immediately. As of June 30, 2009, the fair value of these contracts was a liability of $92 million. An after-tax loss of $57 million was deferred in AOCI, of which $45 million related to contracts that mature within the twelve month period ended June 30, 2010.

PPG has entered into a one-year renewable equity forward arrangement with a bank in order to mitigate the impact of changes in the fair value of 1,388,889 shares of PPG stock that is to be contributed to the asbestos settlement trust as discussed in Note 20, “Commitments and Contingent Liabilities.” This instrument, which has been renewed, is recorded at fair value as an asset or liability and changes in the fair value of this instrument are reflected in the “Asbestos settlement – net” caption of the accompanying condensed consolidated statement of income. The total principal amount for these shares is $62 million. PPG will pay to the bank interest based on the principal amount and the bank will pay to PPG an amount equal to the dividends paid on these shares during the period this instrument is outstanding. The difference between the principal amount, and any amounts related to unpaid interest or dividends, and the current market price for these shares, adjusted for credit risk, represents the fair value of the instrument as well as the amount that PPG would pay or receive if the bank chose to net settle the instrument. Alternatively, the bank may, at its option, require PPG to purchase the shares covered by the arrangement at the market price on the date of settlement. As of June 30, 2009, the fair value of this contract was a liability of $3 million.

No derivative instrument initially designated as a hedge instrument was undesignated or discontinued as a hedging instrument during the six month period ended June 30, 2009. Nor were any amounts deferred in AOCI reclassified to earnings during the six month period ended June 30, 2009 related to hedges of anticipated transactions that were no longer expected to occur.

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

During the first six months of 2009, other comprehensive income included a net loss of $3 million, net of tax, related to derivative financial instruments, excluding those designated as hedges of net investments. This loss was comprised of realized losses of $57 million and unrealized losses of $60 million, net of tax. The realized losses related to the settlement during the period of natural gas contracts, foreign currency contracts, and interest rate swaps owned by one of the Company’s investees accounted for under the equity method of accounting. The unrealized losses related to the changes in fair value of the natural gas and foreign currency contracts, partially offset by unrealized gains on interest rate swaps owned by one of the Company’s investees accounted for under the equity method of accounting.

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

Refer to Note 4, “Fair Value Measurement,” for additional disclosures related to the Company’s derivative instruments outstanding as of June 30, 2009 and December 31, 2008.

The following tables provide details related to fair value, cash flow and net investment hedges, by type of derivative instrument. All dollar amounts are pretax and relate to the six month period ended June 30, 2009.

(Millions)
Hedge Type	Gain (Loss) Deferred in OCI	Gain (Loss) Recognized
		Amount	Caption
Fair Value
Interest rate swaps (a)	Not applicable	$1	Interest expense
Foreign currency contracts (a)	Not applicable	(8)	Sales
Equity forward arrangements (a)	Not applicable	3	Asbestos - net

Total Fair Value		$(4)

Cash Flow
Natural gas swaps (a)	$(70)	$(62)	Cost of sales
Interest rate swaps of an equity method investee	1	(1)	Other earnings
Foreign currency contracts (b)	(29)	(29)	Other charges

Total Cash Flow	$(98)	$(92)

Net Investment
Cross currency swaps (b)	$(121)	$—	Other charges
Foreign denominated debt	(5)	Not applicable

Total Net Investment	$(126)

Non-Hedge
Foreign currency contracts	Not applicable	$— (c)	Other charges

Total Non-Hedge		$—

(a)	The ineffective portion related to this item was less than $1 million. Such amount is not reflected in the amounts reported in this table.
(b)	The ineffective portion related to this item was less than $2 million. Such amount is not reflected in the amounts reported in this table.
(c)	The earnings impact related to these contracts rounds to less than $1 million.

18.	Cash Flow Information

Cash from operating activities for the six months ended June 30, 2009 was $106 million versus $402 million for the comparable period of 2008. Cash from operating activities in 2009 includes the negative impact of pension contributions of approximately $190 million, including a $160 million voluntary contribution that we made to our U.S. pension plans during the first quarter 2009. Pension contributions in the first two quarters of 2008 totaled $50 million.

Cash payments for interest were $110 million, and the net cash payment under the cross currency swaps that effectively convert U.S. dollar borrowings to euro borrowings totaled $44 million for the six months ended June 30, 2009. Cash payments for interest were $110 million for the six months ended June 30, 2008. Net cash payments for income taxes for the six months ended June 30, 2009 and 2008 were $111 million and $137 million, respectively.

In the first quarter of 2008, PPG terminated two interest rate swaps, including one that was acquired in the SigmaKalon transaction. PPG received proceeds of $40 million in terminating these swaps, which amount is included as cash from financing activities in the accompanying condensed consolidated statement of cash flows for the six months ended June 30, 2008.

19.	Stock-Based Compensation

The Company’s stock-based compensation includes stock options, restricted stock units (“RSUs”) and grants of contingent shares that are earned based on achieving targeted levels of total shareholder return. All current grants of stock options, RSUs and contingent shares are made under the PPG Industries, Inc. Omnibus Incentive Plan (“PPG Omnibus Plan”). Shares available for future grants under the PPG Omnibus Plan were 5.8 million as of June 30, 2009.

Total stock-based compensation cost was $6 million and $13 million for the three and six months ended June 30, 2009, respectively, and $6 million and $15 million for the three and six months ended June 30, 2008, respectively. The total income tax benefit recognized in the accompanying condensed consolidated statement of income related to the stock-based compensation was $3 million and $5 million for the three and six months ended June 30, 2009, respectively, and $3 million and $6 million for the three and six months ended June 30, 2008, respectively.

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

In the first half of 2009, PPG granted 926,380 stock options from the PPG Omnibus Plan, at a weighted average exercise price of $34.19 per share. The weighted average fair value of options granted was $6.79 per share.

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

The fair value of the first quarter 2009 grant was calculated with the following weighted average assumptions:

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

In the first half of 2009, PPG granted 420,281 RSUs at a weighted average fair value of $28.06 per share.

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

20.	Commitments and Contingent Liabilities

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

Asbestos Matters

For over 30 years, PPG has been a defendant in lawsuits involving claims alleging personal injury from exposure to asbestos. Most of PPG’s potential exposure relates to allegations by plaintiffs that PPG should be liable for injuries involving asbestos-containing thermal insulation products, known as Unibestos, manufactured and distributed by Pittsburgh Corning Corporation (“PC”). PPG and Corning Incorporated are each 50% shareholders of PC. PPG has denied responsibility for, and has defended, all claims for any injuries caused by PC products. As of the April 16, 2000 order which stayed and enjoined asbestos claims against PPG (as discussed below), PPG was one of many defendants in numerous asbestos-related lawsuits involving approximately 114,000 claims served on PPG. During the period of the stay, PPG generally has not been aware of the dispositions, if any, of these asbestos claims.

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

Several creditors and other interested parties filed objections to the disclosure statement. Those objections were overruled by the Bankruptcy Court by order dated July 6, 2009 approving the disclosure statement. The third amended PC plan of reorganization and disclosure statement will therefore be sent to creditors, including asbestos claimants, for voting. In 2004, creditors and claimants voted overwhelmingly in favor of the second amended PC plan of reorganization, which included the 2002 PPG Settlement Arrangement. Assuming a favorable vote by creditors and claimants on the third amended PC plan of reorganization, the Bankruptcy Court would then conduct a hearing regarding the fairness of the proposed plan, including whether (i) the plan would be fair with respect to present and future claimants, (ii) such claimants would be treated in substantially the same manner, and (iii) the protection provided to PPG and its participating insurers would be fair in view of the assets they would convey to the trust (the “Trust”) to be established as part of the third amended PC plan of reorganization. At that hearing, creditors and parties in interest could raise objections to the third amended PC plan of reorganization. The hearing is scheduled for January 2010. Following that hearing, the Bankruptcy Court, after considering objections to the third amended PC plan of reorganization, will enter a confirmation order if all requirements to confirm a plan of reorganization under the Bankruptcy Code have been satisfied. Such an order could be appealed to the U.S. District Court for the Western District of Pennsylvania. Assuming that the District Court approves a confirmation order, interested parties could appeal the order to the U.S. Third Circuit Court of Appeals and subsequently could seek review by the U.S. Supreme Court.

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

Asbestos Claims Retained by PPG

The channeling injunction provided for under the third amended PC plan of reorganization will not extend to any claim against PPG that arises out of exposure to any asbestos or asbestos-containing products actually or allegedly manufactured, sold and/or distributed by PPG or its subsidiaries that is not a PC Relationship Claim, and in this respect differs from the channeling injunction contemplated by the second amended PC plan of reorganization filed in 2003. While management believes that the vast majority of the approximately 114,000 claims against PPG alleging personal injury from exposure to asbestos relate to products manufactured, distributed or sold by PC, the potential liability for any non-PC Relationship Claims will be retained by PPG. Because a determination of whether an asbestos claim is a non-PC Relationship Claim would typically not be known until shortly before trial and because the filing and prosecution of asbestos claims (other than certain premises claims) against PPG has been enjoined since April 2000, the actual number of non-PC Relationship Claims that may be pending at the expiration of the stay or the number of additional claims that may be filed against PPG in the future cannot be determined at this time. PPG does not expect the Court to lift the stay until after confirmation or rejection of the third amended PC plan of reorganization. PPG intends to defend against all such claims vigorously and their ultimate resolution in the court system is expected to occur over a period of years.

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

PPG’s Funding Obligations

PPG has no obligation to pay any amounts under the third amended PC plan of reorganization until the Funding Effective Date. If the third amended PC plan of reorganization is approved, PPG and certain of its insurers will make the following contributions to the Trust. On the Funding Effective Date, PPG will relinquish any claim to its equity interest in PC, convey the stock it owns in Pittsburgh Corning Europe and transfer 1,388,889 shares of PPG’s common stock or cash equal to the fair value of such shares as defined in the 2009 PPG Settlement Arrangement. PPG will make aggregate cash payments to the Trust of approximately $825 million, payable according to a fixed payment schedule over the period to 2023. The first payment is due on the Funding Effective Date. PPG would have the right, in its sole discretion, to prepay these cash payments to the Trust at any time at a discount rate of 5.5% per annum as of the prepayment date. PPG’s participating historical insurance carriers will also make cash payments to the Trust of approximately $1.6 billion between the Funding Effective Date and 2027. These payments could also be prepaid to the Trust at any time at a discount rate of 5.5% per annum as of the prepayment date. PPG will grant asbestos releases and indemnifications to all participating insurers, subject to amended coverage-in-place arrangements with certain insurers for remaining coverage of premises claims. PPG will grant certain participating insurers full policy releases on primary policies and full product liability releases on excess coverage policies. PPG will also grant certain other participating excess insurers credit against their product liability coverage limits. PPG will retain insurance rights against non-participating insurance policies and insolvent insurance policies that would have been assigned to the Trust under the second amended PC plan of reorganization and will retain any net proceeds of the claims against such non-participating insurers. However, PPG will contribute to the Trust any net proceeds it recovers from claims against certain other nonparticipating insurers, and will use reasonable efforts to pursue such claims.

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

Of the total obligation of $745 million under the 2009 PPG Settlement Arrangement at June 30, 2009, $514 million is reported as a current liability and the present value of the payments due in the years 2011 to 2023 totaling $231 million is reported as a non-current liability in the accompanying condensed consolidated balance sheet. The future accretion of the noncurrent portion of the liability will total $157 million and be reported as expense in the consolidated statement of income over the period through 2023, as follows (in millions):

Remainder of 2009	$7
2010	14
2011	14
2012 – 2023	122

Total	$157

The following table summarizes the impact on PPG’s financial statements for the three and six months ended June 30, 2009 resulting from the 2009 PPG Settlement Arrangement and for the three and six months ended June 30, 2008 resulting from the 2002 PPG Settlement Arrangement including the change in fair value of the stock to be transferred to the Trust and the equity forward instrument (see Note 17, “Derivative Financial Instruments and Hedge Activities”) and the increase in the net present value of the future payments to be made to the Trust.

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
	(Millions)
Increase (decrease) in expense:
Change in fair value:
PPG stock	$10	$(4)	$3	$(18)
Equity forward instrument	(10)	3	(3)	12
Accretion of asbestos liability	3	5	7	10

Asbestos settlement – net expense	$3	$4	$7	$4

The fair value of the equity forward instrument is included as an other current liability as of June 30, 2009 and December 31, 2008 in the accompanying condensed consolidated balance sheet. Payments under the fixed payment schedule require annual payments that are due each June. The current portion of the asbestos settlement liability included in the accompanying condensed consolidated balance sheet as of June 30, 2009, consists of all such payments required through June 2010, the fair value of PPG’s common stock and the value of PPG’s investment in Pittsburgh Corning Europe. The amount due June 30, 2011, of $9 million and the net present value of the remaining payments is included in the long-term asbestos settlement liability in the accompanying condensed consolidated balance sheet.

Enjoined Claims

If the 2009 PPG Settlement Arrangement is not implemented, for any reason, and the Bankruptcy Court stay expires, PPG intends to defend vigorously the pending and any future asbestos claims, including PC Relationship Claims, asserted against it and its subsidiaries. PPG continues to assert that it is not responsible for any injuries caused by PC products, which it believes account for the vast majority of the pending claims against PPG. Prior to 2000, PPG had never been found liable for any PC-related claims. In numerous cases PPG had been dismissed on motions prior to trial, and in others PPG was released as part of settlements by PC. PPG was found not responsible for PC-related claims at trial in two cases. In January 2000, one jury found PPG, for the first time, partly responsible for injuries to five plaintiffs alleged to be caused by PC products. PPG intends to appeal that adverse verdict in the event the 2009 PPG Settlement Arrangement does not become effective, or the stay is lifted as to these claims, which are the subject of a motion to lift the stay. Although PPG has successfully defended asbestos claims brought against it in the past, in view of the number of claims, and the significant verdicts that other companies have experienced in asbestos litigation, the result of any future litigation of such claims is inherently unpredictable.

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

As of June 30, 2009 and December 31, 2008, PPG had reserves for environmental contingencies totaling $292 million and $299 million, respectively, of which $43 million and $44 million, respectively, were classified as current liabilities. The reserve at June 30, 2009 included $191 million for environmental contingencies associated with PPG’s former chromium manufacturing plant in Jersey City, N.J., $44 million for environmental contingencies associated with the Calcasieu River estuary and three operating plant sites in PPG’s chemicals business, $31 million for pre-acquisition environmental contingencies related to SigmaKalon operations and $26 million for other environmental contingencies, including PPG’s estimated obligations related to sites on the National Priority List. The reserve at December 31, 2008 included $193 million for environmental contingencies associated with the former chromium manufacturing plant in New Jersey, $48 million for environmental contingencies associated with the Calcasieu River estuary and three operating plant sites in PPG’s chemical business, $31 million for pre-acquisition environmental contingencies related to SigmaKalon operations, and $27 million for other environmental contingencies, including National Priority List sites. Pretax charges against income for environmental remediation costs totaled $3 million and $5 million, respectively, for the three and six months ended June 30, 2009, and $5 million and $7 million, respectively, for the three and six months ended June 30, 2008, and are included in “Other charges” in the accompanying condensed consolidated statement of income. Cash outlays related to such environmental remediation aggregated $7 million and $12 million for the three and six months ended June 30, 2009, and $6 million and $8 million for the three and six months ended June 30, 2008.

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

Management expects cash outlays for environmental remediation costs to be approximately $35 million in 2009 and to range from $45 million to $75 million annually through 2013. It is possible that technological, regulatory and enforcement developments, the results of environmental studies and other factors could alter the Company’s expectations with respect to charges against income and future cash outlays. Specifically, the level of expected cash outlays is highly dependent upon activity related to the former chromium manufacturing plant site in New Jersey, as PPG awaits approval of workplans that have been submitted to the applicable regulatory agencies.

In New Jersey, PPG continues to perform its obligations under an Administrative Consent Order (“ACO”) with the New Jersey Department of Environmental Protection (“NJDEP”). Since 1990, PPG has remediated 47 of 61 residential and nonresidential sites under the ACO. The most significant of the 14 remaining sites is the former chromium manufacturing location in Jersey City. The principal contaminant of concern is hexavalent chromium. Based on current estimates, at least 500,000 tons of soil may be potentially impacted for all remaining sites. The Company submitted a feasibility study work plan to the NJDEP in October 2006 that includes a review of the available remediation technology alternatives for the former chromium manufacturing location. Under the feasibility study work plan, remedial alternatives which will be assessed include, but are not limited to, soil excavation and offsite disposal in a licensed disposal facility, in situ chemical stabilization of soil and groundwater, and in situ solidification of soils. PPG has submitted a Remedial Action Work Plan for one other of the remaining sites under the ACO. This proposal has been submitted to the NJDEP for approval. In addition, investigation activities are ongoing for an additional six sites covered by the ACO adjacent to the former manufacturing site with completion expected in 2009 to 2010. Investigation activities have not yet begun for the remaining six sites covered by the ACO, but PPG believes the results of the study at the former chromium manufacturing location will also provide the Company with relevant information concerning remediation alternatives at these sites.

As a result of the extensive analysis undertaken in connection with the preparation and submission of the feasibility study work plan for the former chromium manufacturing location described above, the Company recorded a pretax charge of $165 million in the third quarter of 2006. The charge included estimated costs for remediation at the 14 remaining ACO sites, including the former manufacturing site, and for the resolution of litigation filed by NJDEP in May 2005 as discussed below. The principal estimated cost elements of the third quarter 2006 charge and of the remaining reserve at June 30, 2009 were based on competitively derived or readily available remediation industry cost data for representative remedial options, e.g., excavation and in situ stabilization/solidification. The major cost components are (i) in place soil treatment and transportation and disposal of excavated soil and (ii) construction services (related to soil excavation, groundwater management and site security), which account for approximately 50% and 30% of the reserve, respectively, as of June 30, 2009. The reserve also includes estimated costs for remedial investigation, interim remedial measures, engineering and project management. The most significant assumptions underlying the reserve are those related to the extent and concentration of chromium impacts in the soil, as these will determine the quantity of soil that must be treated in place, the quantity that will have to be excavated and transported for offsite disposal, and the nature of disposal required. The charges are exclusive of any third party indemnification, as management believes the likelihood of receiving any such amounts to be remote.

Multiple future events, including completion of feasibility studies, remedy selection, remedy design and remedy implementation involving governmental agency action or approvals will be required, and considerable uncertainty exists regarding the timing of these future events for the remaining 14 sites covered by the ACO. Final resolution of these events is expected to occur over an extended period of time. However, based on current information, it is expected that feasibility study approval and remedy selection could occur during 2010 for the former chromium plant and six adjacent sites, while remedy design and approval could occur during 2010 to 2011, and remedy implementation could occur during 2011 to 2015, with some period of long-term monitoring for remedy effectiveness to follow related to these seven sites. One other site is expected to be remediated during 2009 to 2010. Activities at the six other sites have not yet begun and the timing of future events related to these sites cannot be predicted at this time. As these events occur and to the extent that the cost estimates of the environmental remediation remedies change, the existing reserve for this environmental remediation will be adjusted. Based on current information, PPG expects cash outlays related to remediation efforts in New Jersey to range from $10 million to $15 million in 2009 and $30 million to $50 million annually from 2010 through 2013.

In May 2005, the NJDEP filed a complaint against PPG and two other former chromium producers seeking to hold the parties responsible for a further 53 sites where the source of chromium contamination is not known and to recover costs incurred by the agency in connection with its response activities at certain of those sites. During the third quarter of 2008, the parties reached an agreement in principle on all claims relating to these 53 sites (the “Orphan Sites Settlement”). Under the terms of the proposed Orphan Sites Settlement, PPG would, among other things, accept responsibility for remediation of 6 of the 53 sites, one half of the cost for remediating 9 sites where chrome ore processing residue was used as fill in connection with the installation or repair of sewer pipes owned by the City, reimburse the NJDEP for a portion of past costs in the amount of $5 million and be responsible for the NJDEP’s oversight costs associated with the sites for which PPG is wholly or partially responsible. The Orphan Sites Settlement would not affect PPG’s responsibilities for the 14 remaining unremediated sites covered by PPG’s ACO. However, a settlement agreement in the form of a Judicial Consent Order (the “JCO”) has been reached with the NJDEP and the City of Jersey City regarding a new process for the review of the technical reports PPG must submit for the investigation and remedy selection for the 14 ACO sites and the 6 sites for which PPG has accepted sole responsibility under the terms of the Orphan Sites Settlement. The JCO, which was entered by the Court on June 26, 2009, provides for the appointment of a court-approved Site Administrator who will be responsible for establishing a master schedule for the remediation of the 14 ACO sites. On July 6, 2009, former United States Environmental Protection Agency Deputy Administrator, Michael McCabe, was appointed as Site Administrator under the JCO. The JCO also resolves reparation claims by the City of Jersey City with the payment of $1.5 million over a 4-5 year time period. The JCO does not otherwise affect PPG’s responsibility for the remediation of the 14 ACO sites. PPG’s estimated costs under the Orphan Sites Settlement and the JCO are included in the June 30, 2009 previously established reserve for New Jersey chrome environmental remediation matters.

In Lake Charles, the U.S. Environmental Protection Agency (“USEPA”) completed investigation of contamination levels in the Calcasieu River Estuary and issued a Final Remedial Investigation Report in September 2003, which incorporates the Human Health and Ecological Risk Assessments, indicating that elevated levels of risk exist in the estuary. PPG and other potentially responsible parties are performing a feasibility study under the authority of the Louisiana Department of Environmental Quality (“LDEQ”). PPG’s exposure with respect to the Calcasieu Estuary is focused on the lower few miles of Bayou d’Inde, a small tributary to the Calcasieu Estuary near PPG’s Lake Charles facility, and about 150 to 200 acres of adjacent marshes. The Company and three other potentially responsible parties submitted a draft remediation feasibility study report to the LDEQ in October 2006. The proposed remedial alternatives include sediment dredging, sediment capping, and biomonitoring of fish and shellfish. Principal contaminants of concern which may require remediation include various metals, dioxins and furans, and polychlorinated biphenyls. In response to agency comments on the draft study, the companies conducted additional investigations and submitted a revised feasibility report to the agencies in the third quarter of 2008. Government officials have indicated that a U.S. Army Corps of Engineers’ study has concluded that the proposed remedy will not adversely affect drainage in communities adjacent to Bayou d’Inde. Consequently, the government and potentially responsible parties are in the process of resolving final comments on the feasibility report, which could be issued for public comment as soon as the third quarter 2009.

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

Other Matters

The Company, with the assistance of outside counsel, has conducted an investigation into potential violations of the U.S. export control laws, related to the export of small quantities (approximately 1,000 gallons) of protective coatings for potential use in Pakistan in 2006. The Company made a preliminary disclosure of potential U.S. export control violations to the U.S. Department of Commerce in February 2007, and made further disclosures in its supplemental memorandum in support of its disclosure in April 2009. The Company is cooperating fully with the U.S. Department of Commerce’s Bureau of Industry and Security and with the U.S. Department of Justice in connection with their ongoing investigation relating to this export controls issue, and has responded to administrative subpoenas from the Commerce Department and a federal grand jury subpoena. Violations of the export control laws may result in civil, administrative or criminal fines or penalties, loss of export privileges, debarment or a combination of these penalties. At this time the Company is unable to determine the outcome of the government’s investigation or its possible effect on the Company.

PPG is a defendant in a matter in the California State Court in San Francisco in which plaintiffs claim that PPG and other defendants manufactured a defective product, the dry cleaning solvent perchloroethylene (“PCE”), and failed to provide adequate warnings regarding the environmental risks associated with the use of PCE. The plaintiffs claim the defendants are responsible for remediation of soil and groundwater contamination at 18 dry cleaner sites in Modesto, California. Prior to submission of the case to the jury, the Court granted nonsuit motions filed by all the defendants that limited PPG’s potential liability to one of the 18 sites. The damages sought at this one site totaled $27 million. A jury verdict in the amount of $18 million was returned against PPG and The Dow Chemical Company on May 18, 2009. The verdict was not apportioned. The jury was not able to reach a verdict on the statute of limitations issue on the site in question. The statute of limitations issue will be retried in September 2009. If the issue is decided in PPG’s favor, the May verdict would be nullified. If the issue is not decided in PPG’s favor, PPG will request that the Court apply prior settlement credits to reduce the May verdict amount. The amounts of any prior settlement credits which will be applied to the verdict will be the subject of briefing and a Court decision prior to the entry of a final judgment, if one is entered.

The Company accrues for product warranties at the time the products are sold based on historical claims experience. As of June 30, 2009 and December 31, 2008, the reserve for product warranties was $10 million. Pretax charges against income for product warranties and the related cash outlays were not material for the three and six months ended June 30, 2009 and 2008.

The Company had outstanding letters of credit of $90 million and guarantees of $66 million as of June 30, 2009. The Company does not believe any loss related to such guarantees is likely.

The automotive industry continues to be adversely impacted in 2009 by declining economic conditions. In the second quarter of 2009, production of automobiles and light trucks declined by 49% in North America and 26% in Western Europe as compared to the second quarter of 2008. Continued declines in the global production of automobiles and light trucks of this magnitude would adversely impact our sales volume. The North American automotive industry continues to experience structural change, including the loss of U.S. market share by General Motors and Chrysler. Further deterioration of market conditions could cause certain of our customers and suppliers to experience liquidity problems, possibly resulting in the write-off of amounts due from these customers and cost impacts of changing suppliers.

On April 30, 2009, Chrysler’s U.S. operations filed for bankruptcy. General Motor’s U.S. operations filed for bankruptcy on June 1, 2009. PPG has collected substantially all amounts that were due from Chrysler and General Motors as of the dates of the respective bankruptcy filings. As such, there was no charge to earnings in the second quarter of 2009 as a result of these customer bankruptcies. Our worldwide sales to General Motors and Chrysler in the second quarter of 2009 were approximately $52 million. Our total asset exposure related to General Motors and Chrysler was approximately $51 million at June 30, 2009, including approximately $6 million of trade receivables related to sales in the U.S. to these customers. Chrysler and General Motors have subsequently emerged from bankruptcy, on June 10, 2009 and July 10, 2009, respectively. We expect to collect substantially all of the trade receivables due from these customers at June 30, 2009, and accordingly have recorded no reserves related to these amounts. However, we remain focused on the continual management of this credit risk. Additionally, the same economic conditions that are adversely impacting our continuing businesses that serve the automotive OEM market are significantly impacting the divested automotive glass and services business, in which PPG maintains an approximately 40 percent interest.

21.	Reportable Segment Information

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

Reportable segment net sales and segment income (loss) for the three and six months ended June 30, 2009 and 2008 were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
	(Millions)
Net sales:
Performance Coatings	$1,066	$1,269	$1,994	$2,383
Industrial Coatings	741	1,152	1,385	2,210
Architectural Coatings - EMEA	527	667	936	1,203
Optical and Specialty Materials	255	310	500	605
Commodity Chemicals	319	495	680	918
Glass (a)	207	581	403	1,117

Total (b)	$3,115	$4,474	$5,898	$8,436

Segment income (loss):
Performance Coatings	$158	$171	$247	$291
Industrial Coatings	28	109	12	204
Architectural Coatings - EMEA	55	71	58	80
Optical and Specialty Materials	61	76	121	150
Commodity Chemicals	42	68	125	136
Glass (a)	(7)	30	(34)	60

Total	337	525	529	921

Legacy items (c)	(12)	(3)	(37)	(7)
Business restructuring (Note 7)	—	—	(186)	—
Acquisition–related costs (d)	—	—	—	(117)
Depreciation catch-up charge (e)	—	(17)	—	(17)
Divestiture related benefit costs (f)	—	(19)	—	(19)
Asbestos settlement–net	(3)	(4)	(7)	(4)
Interest expense, net of interest income	(42)	(60)	(84)	(119)
Unallocated stock based compensation (Note 19)	(6)	(6)	(13)	(15)
Other unallocated corporate expense – net	(21)	(22)	(60)	(46)

Income before income taxes	$253	$394	$142	$577

(a)	Glass net sales and segment income include the results of the automotive glass and services business for the three and six months ended June 30, 2008 (See Note 6, “Divestiture of the Automotive Glass and Services Business”).
(b)	Intersegment net sales for the three and six months ended June 30, 2009 and 2008 were not material.
(c)	Legacy items include current costs related to former operations of the Company, including certain environmental remediation, pension and other postretirement benefit costs, and certain charges for legal and other matters. Legacy items also include an equity earnings/(loss) from PPG’s approximately 40 percent investment in the former automotive glass and services business for the three and six months ended June 30, 2009. These legacy items are excluded from the segment income (loss) that is used to evaluate the performance of the operating segments.
(d)	Represents costs related to the SigmaKalon acquisition, including $94 million for the flow-through cost of sales of the step up to fair value of acquired inventory and $23 million for the write-off of in-process research and development. These costs are considered to be unusual and non-recurring and will not reduce the segment earnings used to evaluate the performance of the operating segments.
(e)	For the three and six months ended June 30, 2008, represents the catch-up of depreciation expense through March 31, 2008, which was suspended when the automotive glass and services business was classified as a discontinued operation in September 2007.

(f)	Represents special termination benefits and pension curtailment loss relating to the impact of benefit changes, including accelerated vesting, negotiated as part of the pending sale of the automotive glass and services business for the three and six months ended June 30, 2008. These costs are considered to be unusual and non-recurring and will not reduce the segment earnings used to evaluate the performance of the operating segments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Performance in Second Quarter of 2009 Compared to Second Quarter of 2008

Performance Overview

Sales decreased 30% in the second quarter of 2009 to $3,115 million compared to $4,474 million for the second quarter of 2008. Lower volumes in all reportable segments accounted for a decrease of 18%, weaker foreign currency and the absence of sales from the divested automotive glass and services business each accounted for a decrease of 6%.

Cost of sales, exclusive of depreciation and amortization, decreased by $931 million for the second quarter of 2009 to $1,898 million compared to $2,829 million for the second quarter of 2008. Cost of sales as a percentage of sales was 60.9% for the second quarter of 2009 compared to 63.2% for the second quarter of 2008. This decrease was primarily a result of lower raw material costs and improved sales mix.

Selling, general and administrative expenses decreased by $205 million in the second quarter of 2009 compared to the second quarter of 2008 due to lower sales volumes, specific overhead cost reduction actions taken in response to the decline in the global economy and the impact of foreign currency translation.

Depreciation expense declined to $88 million in the second quarter of 2009 as compared to $128 million in the second quarter of 2008 due to the impact of foreign currency translation, our restructuring actions over the past nine months and the divestiture of our automotive glass and services business. Research and development costs declined from $118 million in the second quarter of 2008 to $97 million in the second quarter of 2009 largely due to cost reduction efforts and the impact of foreign currency translation. Interest expense declined from $65 million to $49 million in the second quarter of 2009, reflective of the lower debt balances and interest rates in the second quarter of 2009.

The effective tax rate on pretax earnings was 33% for the second quarter of 2009 compared to 29.5% for the second quarter of 2008. The second quarter 2009 effective tax rate includes a tax benefit of 38.5% on the adjustment to increase the current value of the Company’s obligation relating to asbestos claims under the proposed asbestos settlement. The second quarter 2008 effective tax rate included a tax benefit of 36% on the charges for the catch-up of depreciation expense and the impact of benefit changes related to the divestiture of the automotive glass and services business and a tax benefit of 39% on the adjustment to increase the current value of the Company’s obligation relating to asbestos claims under the proposed asbestos settlement. The effective tax rate was 33% on the remaining pretax earnings for the second quarter of 2009 compared to 30% for the second quarter of 2008.

Net income (attributable to PPG) and earnings per share – assuming dilution (attributable to PPG) are summarized below:

(Millions, except per share amounts) Three Months ended June 30, 2009	Net Income
	$	EPS
Net income (attributable to PPG)	$146	$0.89
Net income (attributable to PPG) includes:
Charge related to asbestos settlement(1)	2	0.02

(Millions, except per share amounts) Three Months ended June 30, 2008	Net Income
	$	EPS
Net income (attributable to PPG)	$250	$1.51
Net income (attributable to PPG) includes:
Charge related to asbestos settlement(1)	2	0.01
Depreciation catch-up charge (2)	11	0.07
Divestiture related benefit costs(3)	12	0.07

(1)	Net increase in the current value of the Company’s obligation under the proposed asbestos settlement.
(2)	Represents the catch-up of depreciation expense, which was suspended when the automotive glass and services business was classified previously as a discontinued operation.
(3)	Represents special termination benefits and a pension curtailment loss relating to the impact of benefit changes, including accelerated vesting, negotiated as part of the sale of the automotive glass and services business.

Performance of Reportable Business Segments

Performance Coatings sales decreased 16% to $1,066 million for the second quarter of 2009 compared to $1,269 million for the second quarter of 2008. Sales declined 12% as a result of lower sales volumes, particularly in the automotive refinish business and architectural coatings – Americas and Asia/Pacific business. The volume decline in automotive refinish was most pronounced in the U.S. and Europe, while the decline in architectural coatings was mainly in the U.S. and Latin America. Weaker foreign currency also reduced sales by 7%. Sales increased 3% due to improved pricing in all businesses. Segment income was $158 million for the second quarter of 2009 compared to $171 million for the second quarter of 2008. The earnings impact of lower volumes was offset by increased selling prices and lower overhead costs. The remaining decline in segment earnings was due to the impact of currency.

Industrial Coatings sales decreased 36% to $741 million for the second quarter of 2009 compared to $1,152 million for the second quarter of 2008. Sales decreased 31% due primarily to lower sales volumes, most notably in the automotive and industrial businesses, reflecting the continued severe decline in global demand. Volume declines in these businesses occurred in all major geographic regions. Sales also declined 8% due to the negative impact of foreign currency translation. Sales increased 2% due to the positive impact of acquisitions and 1% due to increased selling prices. Segment income was $28 million for the second quarter of 2009 compared to segment income of $109 million for the same quarter in 2008 due mostly to significantly lower volumes as well as some negative currency impact. Factors increasing segment income were lower overhead costs, lower production input costs and higher selling prices.

Architectural Coatings - EMEA (Europe, Middle East and Africa) sales decreased 21% to $527 million for the second quarter of 2009 compared to $667 million for the second quarter of 2008. Sales decreased due, in large part, to the negative impact of foreign currency translation. Lower sales volumes were slightly offset by increased selling prices. Segment income was $55 million for the second quarter of 2009 compared to $71 million for the same quarter in 2008. Factors decreasing segment income were lower sales volumes, negative currency impacts and inflation. These factors were partially offset by higher selling prices and lower overhead costs.

Optical and Specialty Materials sales decreased $55 million to $255 million for the second quarter of 2009 compared to $310 million for the second quarter of 2008. Sales volumes decreased 14% in part reflecting the decline from strong second quarter 2008 volumes associated with the launch of Transitions Optical’s next generation lens product. Volumes were also lower in the silicas business as a result of the deterioration of the automotive OEM market. Sales declined 5% due to the negative impact of foreign currency translation, which was partially offset by a slight increase in selling prices. Segment income was $61 million for the second quarter of 2009 compared to $76 million for the same quarter in 2008. The decrease in segment income was primarily the result of the lower sales volumes offset somewhat with lower manufacturing costs, higher prices and lower overhead costs.

Commodity Chemicals sales decreased 36% to $319 million for the second quarter of 2009 compared to $495 million for the second quarter of 2008. Sales declined due to a combination of lower sales volumes and selling prices. Segment income was $42 million for the second quarter of 2009 compared to $68 million for the same quarter in 2008. Segment income decreased in large part due to negative impact of lower sales volumes and higher manufacturing costs stemming from the lower production levels. The impact of lower input costs, primarily natural gas, was counteracted by the lower selling prices.

Glass sales decreased 64% to $207 million for the second quarter of 2009 compared to $581 million for the second quarter of 2008. About $253 million of the decline in sales was due to the divestiture of a majority interest in the automotive glass and services business, which was completed in September 2008. Sales also declined by 18% due to lower volumes reflecting reduced construction and general industrial demand and 2% due to weaker foreign currency. Segment loss was $7 million for the second quarter of 2009 compared to segment earnings of $30 million for the same quarter in 2008. The decline in segment earnings was due to the negative impact of lower sales volumes, lower equity earnings and the absence of earnings from the divested automotive glass and services business. Lower overhead and production input costs positively impacted segment income.

Performance in the First Six Months of 2009 Compared to First Six Months of 2008

Performance Overview

Sales decreased 30% for the first six months of 2009 to $5,898 million compared to $8,436 million for the first six months of 2008. Lower volumes in all reportable segments accounted for a decrease of 19%, weaker foreign currency accounted for a decrease of 7% and the absence of sales from the divested automotive glass and services business accounted for a decrease of 6%. These sales decreases were slightly offset by a 2% increase stemming from improved selling prices.

Cost of sales, exclusive of depreciation and amortization, decreased by $1,809 million for the first six months of 2009 to $3,616 million compared to $5,425 million for the first six months of 2008. This decrease corresponds with the decrease in sales. Cost of sales as a percentage of sales was 61.3% for the first six months of 2009 compared to 64.3% for the first six months of 2008. Cost of sales in the first six months of 2008 includes $94 million for the flow through cost of sales of the step up to fair value of acquired inventory. The remaining reduction in cost of sales as a percentage of sales was due to increased selling prices in 2009 and favorable mix.

Selling, general and administrative expenses decreased by $358 million in the first six months of 2009 compared to the first six months of 2008 due to lower sales volumes, specific overhead cost reduction actions taken in response to the decline in the global economy, the impact of foreign currency translation and the absence of the 2008 charge of $19 million for special termination benefits and a pension curtailment loss relating to the sale of the automotive glass and services business.

Depreciation expense declined to $176 million in the first six months of 2009 as compared to $235 million in the first six months of 2008 due to both the impact of foreign currency translation, our restructuring actions and the divestiture of the automotive glass and services business. Research and development costs declined from $230 million in the first six months of 2008 to $191 million in the first six months of 2009 largely due cost reduction efforts and the impact of foreign currency translation. Interest expense declined from $131 million to $97 million in the first six months of 2009, reflective of the lower debt balances and interest rates in the first six months of 2009.

The charge for in-process research and development in the first six months of 2008 of $23 million was related to the 2008 SigmaKalon acquisition.

The business restructuring charge of $186 million in the first six months of 2009 represents costs under a restructuring plan focused on further reducing PPG’s global cost structure. The actions included in the restructuring plan are expected to deliver pretax cost savings of approximately $60 million in 2009, growing to an annual run rate of about $140 million in 2010.

Other earnings decreased to $54 million in the first six months of 2009 as compared to $81 million for the first six months of 2008. This decrease was largely due to lower equity earnings, including equity losses from PPG’s investment in the former automotive glass and services business and lower equity earnings from our Asian fiber glass joint ventures.

The effective tax rate on pretax earnings was 45% for the first six months of 2009 compared to 30% for the first six months of 2008. The effective tax rate for the first six months of 2009 includes a tax benefit of 24% related to the business restructuring charge and a tax benefit of 38.5% on the adjustment to increase the current value of the Company’s obligation relating to asbestos claims under the proposed settlement. The effective tax rate for the first six months of 2008 included a tax benefit of $6 million related to the settlement with the Internal Revenue Service of our U.S. tax returns for the years 2004 and 2005, a tax benefit of 24% on costs related to the acquisition of SigmaKalon, a tax benefit of 36% on the charges for the catch-up of depreciation expense and the impact of benefit changes related to the divestiture of the automotive glass and services business and a tax benefit of 39% on the adjustment to increase the current value of the Company’s obligation relating to asbestos claims under the proposed settlement. The effective tax rate was 33% on the remaining pretax earnings for the first six months of 2009 compared to 30% for the first six months of 2008.

Net income (attributable to PPG) and earnings per share – assuming dilution (attributable to PPG) are summarized below:

(Millions, except per share amounts) Six Months ended June 30, 2009	Net Income
	$	EPS
Net income (attributable to PPG)	$35	$0.21
Net income (attributable to PPG) includes:
Business restructuring charge	141	0.86
Charge related to asbestos settlement(1)	4	0.03

(Millions, except per share amounts) Six Months ended June 30, 2008	Net Income
	$	EPS
Net income (attributable to PPG)	$350	$2.12
Net income (attributable to PPG) includes:
Charge related to asbestos settlement(1)	2	0.01
Acquisition-related costs(3)	89	0.54
Depreciation catch-up charge (4)	11	0.07
Divestiture related benefit costs(5)	12	0.07

(1)	Net increase in the current value of the Company’s obligation relating to asbestos claims under the proposed asbestos settlement.
(2)	Costs related to SigmaKalon acquisition, including $66 million aftertax for the flow-through cost of sales of the step up to fair value of acquired inventory and $23 million aftertax for the write-off of in-process research and development.
(3)	Represents the catch-up of depreciation expense, which was suspended when the automotive glass and services business was classified previously as a discontinued operation.
(4)	Represents special termination benefits and a pension curtailment loss relating to the impact of benefit changes, including accelerated vesting, negotiated as part of the sale of the automotive glass and services business.

Performance of Reportable Segments

Performance Coatings sales decreased 16% to $1,994 million for the first six months of 2009 compared to $2,383 million for the first six months of 2008. Sales declined 13% as a result of lower sales volumes, particularly in the automotive refinish business and architectural coatings – Americas and Asia/Pacific business. The volume decline in automotive refinish was most pronounced in the U.S. and Europe, while the decline in architectural coatings was mainly in the U.S. and Latin America. Weaker foreign currency also reduced sales by 7%. Sales increased 4% due to improved pricing in all businesses. Segment income was $247 million for the first six months of 2009 compared to $291 million for the first six months of 2008. The lower volumes and weaker foreign currencies reduced segment income, while increased selling prices and lower overhead costs partially offset these decreases.

Industrial Coatings sales decreased 37% to $1,385 million for the first six months of 2009 compared to $2,210 million for the first six months of 2008. Sales decreased 32% due to lower sales volumes, most notably in the automotive and industrial businesses, reflecting the continued severe decline in global demand. Volume declines in these businesses occurred in all major regions. Sales also declined 8% due to the negative impact of foreign currency translation. Sales increased 2% due to the positive impact of acquisitions and 1% due to increased selling prices. Segment income was $12 million for the first six months of 2009 compared to $204 million for the same period in 2008. The lower sales volumes significantly reduced segment earnings. Factors increasing segment income were lower overhead costs, higher selling prices and deflation.

Architectural Coatings - EMEA sales decreased 22% to $936 million for the first six months of 2009 compared to $1,203 million for the first six months of 2008. Sales decreased 16% due to the negative impact of foreign currency translation and 9% from lower sales volumes. These factors were slightly offset by increased selling prices. Segment income was $58 million for the first six months of 2009 compared to $80 million for the same period in 2008. The lower sales volumes, inflation and weaker foreign currency reduced segment income. This decrease was not fully offset by lower overhead costs and higher selling prices.

Optical and Specialty Materials sales decreased 17% to $500 million for the first six months of 2009 compared to $605 million for the first six months of 2008. Sales volumes decreased 14% in part reflecting strong first half of 2008 volumes associated with the launch of Transitions Optical’s next generation lens product in North America. Volumes were also lower in the silicas business as a result of the deterioration of the automotive OEM market. Sales declined 4% due to the negative impact of foreign currency translation, which was partially offset by a slight increase in selling prices. Segment income was $121 million for the first six months of 2009 compared to $150 million for the same period in 2008. The decrease in segment income was primarily the result of lower sales volumes.

Commodity Chemicals sales decreased 26% to $680 million for the first six months of 2009 compared to $918 million for the first six months of 2008. Sales declined largely due to lower sales volumes with smaller contributions from price and currency translation. Segment income was $125 million for the first six months of 2009 compared to $136 million for the same period in 2008. Segment income decreased in large part due to the negative impact of lower sales volumes, higher manufacturing costs stemming from the lower production levels and lower selling prices. Factors increasing segment income were lower energy and raw material costs.

Glass sales decreased 64% to $403 million for the first six months of 2009 compared to $1,117 million for the first six months of 2008. About $495 million of the decline in sales was due to the divestiture of a majority interest in the automotive glass and services business, which was completed in September 2008. Sales also declined by 18% due to lower volumes reflecting reduced construction and general industrial demand and 2% due to weaker foreign currency. Segment loss was $34 million for the first six months of 2009 compared to segment earnings of $60 million for the same period in 2008. The decline in segment earnings was due to the negative impact of lower sales volumes, lower equity earnings, the absence of earnings from the divested automotive glass and services business and higher manufacturing costs stemming from reduced operating rates. Increased selling prices and lower overhead costs positively impacted segment income.

Liquidity and Capital Resources

Cash from operating activities for the six months ended June 30, 2009 was $106 million versus cash from operations of $402 million for the comparable period of 2008. This decline in cash from operating activities in 2009 is primarily due to lower earnings and the negative impact of pension contributions totaling approximately $190 million, including a $160 million voluntary contribution that we made to our U.S. pension plans during the period. Pension contributions in the first six months of 2008 totaled $50 million. Cash from operations and the Company’s debt capacity are expected to continue to be sufficient to fund operating activities, capital spending, including acquisitions, dividend payments, debt service, amounts due under the proposed asbestos settlement, share repurchases, and contributions to pension plans.

The ratio of total debt, including capital leases, to total debt and equity was 57% at June 30, 2009 and 53% at December 31, 2008. The increase at June 30, 2009 is primarily due to a reduction of equity driven by the first quarter net loss, dividends and adjustments to accumulated other comprehensive loss for unrealized currency translation adjustment.

We do not have a mandatory contribution to make to our U.S. defined benefit pension plans in 2009; however, due in large part to the negative investment return on pension plan assets in 2008, we made a voluntary contribution in the amount of $160 million to these plans in January 2009, and we will make an additional voluntary contribution to these plans in 2009 in an amount of $55 million, which is expected to be in the form of PPG stock. We expect to make mandatory contributions to our non-U.S. plans in 2009 of approximately $60 million, of which approximately $50 million was made in the first six months of 2009.

In June 2009, PPG entered into a $400 million three year unsecured term loan. The proceeds will be used to repay outstanding debt. During the second quarter $165 million of the proceeds from this term loan were used to retire outstanding amounts under our €650 million revolving credit facility; the remainder of the loan proceeds will be used to retire our 7.05% bonds, which are to mature in August of 2009 and to repay additional amounts under our €650 million revolving credit facility. The principal amount of this loan is due in three years. The interest rate on borrowings under this facility is variable based on a spread over LIBOR.

In December of 2008, the Company entered into an agreement with a counterparty to repurchase 1.5 million shares of the Company’s stock. Under the terms of the agreement, the counterparty purchased the shares in the open market in January of 2009 and is now holding the shares until such time as the Company pays the agreed upon price of $39.53 per share and takes possession of these shares. These shares are not considered outstanding for basic and diluted earnings per share calculations and total shareholders’ equity at June 30, 2009 has been reduced by approximately $59 million, representing the amount that will be paid by PPG to the counterparty upon settlement.

New Accounting Standards

Note 2, “Newly Adopted Accounting Standards,” to the accompanying condensed consolidated financial statements describes the Company’s adoption of SFAS No. 165, “Subsequent Events,” SFAS No. 141 (revised 2007), “Business Combinations,” SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51,” EITF Issue No. 07-1, “Accounting for Collaborative Arrangements,” FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” FSP FAS 157-4, “Determining Fair Value When Market Activity Has Decreased,” FSP FAS 115-2 and FAS 124-2, “Other-Than-Temporary Impairment,” and FSP FAS 107-1/APB 28-1, “Interim Fair Value Disclosures for Financial Instruments.”

Note 3, “Other New Accounting Standards,” to the accompanying condensed consolidated financial statements describes the potential impact on PPG of accounting standards that are not yet effective, including SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” and SFAS No. 168, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.”

Commitments and Contingent Liabilities, including Environmental Matters

PPG is involved in a number of lawsuits and claims, both actual and potential, including some that it has asserted against others, in which substantial monetary damages are sought. See Part II, Item 1, “Legal Proceedings” of this Form 10-Q and Note 20, “Commitments and Contingent Liabilities,” to the accompanying condensed consolidated financial statements for a description of certain of these lawsuits, including a description of the proposed asbestos settlement. As discussed in Part II, Item 1 and Note 20, although the result of any future litigation of such lawsuits and claims is inherently unpredictable, management believes that, in the aggregate, the outcome of all lawsuits and claims involving PPG, including asbestos-related claims in the event the PPG Settlement Arrangement described in Note 20 does not become effective, will not have a material effect on PPG’s consolidated financial position or liquidity; however, any such outcome may be material to the results of operations of any particular period in which costs, if any, are recognized.

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

As of June 30, 2009 and December 31, 2008, PPG had reserves for environmental contingencies totaling $292 million and $299 million, respectively, of which $43 million and $44 million, respectively, were classified as current liabilities. Pretax charges against income for environmental remediation costs totaled $3 million and $5 million, respectively, for the three and six months ended June 30, 2009, and $5 million and $7 million, respectively, for the three and six months ended June 30, 2008, and are included in “Other charges” in the accompanying condensed consolidated statement of income. Cash outlays related to such environmental remediation aggregated $7 million and $12 million for the three and six months ended June 30, 2009, and $6 million and $8 million for the three and six months ended June 30, 2008.

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

Management expects cash outlays for environmental remediation costs to be approximately $35 million in 2009 and to range from $45 million to $75 million annually through 2013. It is possible that technological, regulatory and enforcement developments, the results of environmental studies and other factors could alter the Company’s expectations with respect to charges against income and future cash outlays. Specifically, the level of expected cash outlays is highly dependent upon activity related to the former chromium manufacturing plant site in New Jersey, as PPG awaits approval of workplans that have been submitted to the applicable regulatory agencies.

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

For over 30 years, PPG has been a defendant in lawsuits involving claims alleging personal injury from exposure to asbestos. For a description of asbestos litigation affecting the Company and the terms and status of the proposed asbestos arrangement, see Note 20, “Commitments and Contingent Liabilities” under Part I, Item 1 of this Form 10-Q.

As described in Note 20, the Company continues to cooperate with the U.S. Department of Commerce’s Bureau of Industry and Security and with the U.S. Department of Justice in connection with their ongoing investigation relating to potential violations of the U.S. export control laws. At this time the Company is unable to determine the outcome of the government’s investigation or its possible effect on the Company.

Over the past several years, the Company and others have been named as defendants in several cases in various jurisdictions claiming damages related to exposure to lead and remediation of lead-based coatings applications. PPG has been dismissed as a defendant from most of these lawsuits and has never been found liable in any of these cases.

A Notice of Intent (“NOI”) to File a Citizen Suit under the federal Clean Water Act has been received by PPG from the West Virginia Rivers Coalition and Oceana. The NOI alleges that PPG exceeded permitted discharge limits at its Natrium, West Virginia plant. The West Virginia Department of Environmental Protection filed suit in State Court for the permit exceedances covered by the NOI and informed PPG that it intended to seek a civil penalty. In PPG’s experience, resolution of matters such as these is difficult to predict, but PPG considers it probable that a civil penalty in excess of $100,000 will be assessed for this matter.

PPG has received a Consolidated Compliance Order and Notice of Proposed Penalty (“CO/NOPP”) from the Louisiana Department of Environmental Quality (“DEQ”) alleging violation of various requirements of its Lake Charles, La., facility’s air permit based largely upon permit deviations self-reported by PPG. The CO/NOPP did not contain a proposed civil penalty. PPG filed a request for hearing and has engaged DEQ in settlement discussions. In PPG’s experience, resolution of such matters is difficult to predict; however, additional self-reported air permit deviations were recently incorporated into the proceeding, and PPG now considers it probable that a civil penalty in excess of $100,000 will be assessed for this matter.

Item 1a.	Risk Factors

There were no material changes in the Company’s risk factors from the risks disclosed in the Company’s Form 10-K for the year ended December 31, 2008. However, we wish to reiterate that we sell products to the U.S.-based automotive original equipment manufacturers. The automotive industry continues to be adversely impacted in 2009 by declining economic conditions. In the second quarter of 2009, production of automobiles and light trucks declined by 49% in North America and 26% in Western Europe as compared to the second quarter of 2008. Continued declines in the global production of automobiles and light trucks of this magnitude would adversely impact our sales volume. The North American automotive industry continues to experience structural change, including the loss of U.S. market share by General Motors and Chrysler. Further deterioration of market conditions could cause certain of our customers and suppliers to experience liquidity problems, possibly resulting in the write-off of amounts due from these customers and cost impacts of changing suppliers.

On April 30, 2009, Chrysler’s U.S. operations filed for bankruptcy. General Motor’s U.S. operations filed for bankruptcy on June 1, 2009. PPG has collected substantially all amounts that were due from Chrysler and General Motors as of the dates of the respective bankruptcy filings. As such, there was no charge to earnings in the second quarter of 2009 as a result of these customer bankruptcies. Our worldwide sales to General Motors and Chrysler in the second quarter of 2009 were approximately $52 million. Our total asset exposure related to General Motors and Chrysler was approximately $51 million at June 30, 2009, including approximately $6 million of trade receivables related to sales in the U.S. to these customers. Chrysler and General Motors have subsequently emerged from bankruptcy, on June 10, 2009 and July 10, 2009, respectively. We expect to collect substantially all of the trade receivables due from these customers at June 30, 2009, and accordingly have recorded no reserves related to these amounts. However, we remain focused on the continual management of this credit risk. Additionally, the same economic conditions that are adversely impacting our continuing businesses that serve the automotive OEM market are significantly impacting the divested automotive glass and services business, in which PPG maintains an approximately 40 percent interest.

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

Under the PPG Deferred Compensation Plan for Directors, each director may elect to defer the receipt of all or any portion of the compensation paid to such director for serving as a PPG director. All deferred payments are held in the form of common stock equivalents. Payments out of the deferred accounts are made in the form of common stock of the Company (and cash as to any fractional common stock equivalent). In the second quarter of 2009, the directors, as a group, were credited with 3,764 common stock equivalents under this plan. The value of each common stock equivalent, when credited, ranged from $45.13 to $46.11.

Issuer Purchases of Equity Securities

There was no stock repurchase activity during the second quarter of 2009. The maximum number of shares that may yet be purchased under the publicly announced programs is 3,850,009 shares. This amount has not yet been reduced to reflect the impact of an agreement with a counterparty to repurchase 1,500,000 shares of PPG stock. Under the terms of this agreement, the counterparty purchased shares in the open market in January of 2009 and is now holding the shares until such time as the Company pays the agreed upon price of $39.53 per share and takes possession of these shares.

Item 4.	Submission of Matters to a Vote of Security Holders

The information set forth under “Item 4. Submission of Matters to a Vote of Security Holders” of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2009, is incorporated herein by reference in its entirety.

Item 6.	Exhibits

(a) See the Index to Exhibits on Page 54.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PPG INDUSTRIES, INC.
(Registrant)

Date:	July 27, 2009	By	/s/ W. H. Hernandez
W. H. Hernandez Senior Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

PPG Industries Inc. and Consolidated Subsidiaries

Index to Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q.

10	Material terms of retirement arrangement with William H. Hernandez, filed as Exhibit 10 to the registrant’s current report on Form 8-K filed on May 21, 2009.

†12	Computation of Ratio of Earnings to Fixed Charges for the Six Months Ended June 30, 2009 and for the Five Years Ended December 31, 2008.

†31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed herewith.
*	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income for the three and six months ended June 30, 2009 and 2008, (ii) the Condensed Consolidated Balance Sheet at June 30, 2009 and December 31, 2008, (iii) the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2009 and 2008, and (iv) Notes to Condensed Consolidated Financial Statements for the six months ended June 30, 2009. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.