Form 10-Q
period 2009-09-30
PPG INDUSTRIES INC
filed 2009-10-26
CIK 79879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2009

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

As of September 30, 2009, 166,985,306 shares of the Registrant’s common stock, par value $1.66-2/3 per share, were outstanding.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Income (Unaudited)

(Millions, except per share amounts)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2009	2008	2009	2008
Net sales	$3,225	$4,225	$9,123	$12,661
Cost of sales, exclusive of depreciation and amortization (Note 5)	1,989	2,701	5,605	8,126
Selling, general and administrative (Note 6)	732	877	2,179	2,682
Depreciation (Note 6)	88	105	264	340
Amortization (Note 9)	32	34	93	105
Research and development	95	114	286	344
Interest expense	47	62	144	193
Asbestos settlement – net (Note 20)	3	5	10	9
In-process research and development (Note 5)	—	—	—	23
Business restructuring (Note 7)	—	163	186	163
Other charges	20	23	49	39
Other earnings	(56)	(62)	(110)	(143)

Income before income taxes	275	203	417	780
Income tax expense	90	65	154	238

Net income attributable to the controlling and noncontrolling interests (Note 2)	185	138	263	542
Less: net income attributable to noncontrolling interests (Note 2)	(26)	(21)	(69)	(75)

Net income (attributable to PPG)	$159	$117	$194	$467

Earnings per common share (Note 11)	$0.96	$0.71	$1.18	$2.84

Earnings per common share – assuming dilution (Note 11)	$0.96	$0.70	$1.17	$2.82

Dividends per common share	$0.53	$0.52	$1.59	$1.56

The accompanying notes to the condensed consolidated financial statements are an integral part of this consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheet (Unaudited)

	Sept. 30, 2009	Dec. 31, 2008
	(Millions)
Assets
Current assets:
Cash and cash equivalents	$898	$1,021
Receivables (less allowance for doubtful accounts of $124 million and $103 million)	2,853	2,804
Inventories (Note 8)	1,656	1,702
Other	841	821

Total current assets	6,248	6,348
Property (less accumulated depreciation of $5,514 million and $5,245 million)	2,765	2,798
Investments	506	509
Goodwill (Note 9)	2,798	2,641
Identifiable intangible assets (Note 9)	1,456	1,472
Other assets	796	930

Total	$14,569	$14,698

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt and current portion of long-term debt (Note 10)	$455	$903
Asbestos settlement (Note 20)	534	491
Accounts payable and accrued liabilities	2,720	2,724
Restructuring (Note 7)	160	92

Total current liabilities	3,869	4,210
Long-term debt (Note 10)	3,082	3,009
Asbestos settlement (Note 20)	234	244
Deferred income taxes	336	425
Accrued pensions	993	1,250
Other postretirement benefits	1,095	1,072
Other liabilities	1,226	999

Total liabilities	10,835	11,209

Commitments and contingent liabilities (Note 20)
Shareholders’ equity (Note 15):
Common stock	484	484
Additional paid-in capital	562	580
Retained earnings	8,088	8,156
Treasury stock	(4,165)	(4,259)
Accumulated other comprehensive loss	(1,431)	(1,628)

Total PPG shareholders’ equity	3,538	3,333
Noncontrolling interests (Note 2)	196	156

Total shareholders’ equity	3,734	3,489

Total	$14,569	$14,698

The accompanying notes to the condensed consolidated financial statements are an integral part of this consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows (Unaudited)

	Nine Months Ended Sept. 30
	2009	2008
	(Millions)
Cash from operating activities	$760	$868

Investing activities:
Capital spending
Additions to property and long-term investments	(152)	(235)
Business acquisitions, net of cash balances acquired (2008 - $136) (Note 5)	(24)	(1,630)
Proceeds from sale of automotive glass and services business (Note 6)	—	225
Reductions of other property and investments	22	32
Deposits of cash into escrow	—	(36)
Release of cash held in escrow (Note 5)	19	1,703
Payments on cross currency swap contracts (Note 18)	(3)	—

Cash (used for) from investing activities	(138)	59

Financing activities:
Debt:
Proceeds from bridge loan and revolving credit facility (Note 10)	—	1,143
Repayment of debt assumed in acquisitions (Notes 5 and 10)	—	(1,259)
Proceeds from Notes (net of discount and issuance costs) (Note 10)	—	1,538
Repayment of bridge loan and revolving credit facility (Note 10)	—	(1,557)
Net change in borrowings with maturities of three months or less	(412)	(463)
Proceeds from term loan (Note 10)	400	—
Proceeds from other short-term debt	—	318
Repayments of other short-term debt	(357)	(418)
Repayment of 7.05% Notes due 2009	(116)	—
Other long-term debt activity	15	29
Other financing activities:
Proceeds from termination of interest rate swaps (Note 18)	—	40
Purchase of treasury stock	—	(6)
Issuance of treasury stock	—	13
Dividends paid on subsidiary common stock to noncontrolling interests (Note 2)	(29)	(58)
Dividends paid	(262)	(256)

Cash used for financing activities	(761)	(936)

Effect of currency exchange rate changes on cash and cash equivalents	16	(1)

Net decrease in cash and cash equivalents	(123)	(10)
Cash and cash equivalents, beginning of period	1,021	526

Cash and cash equivalents, end of period	$898	$516

The accompanying notes to the condensed consolidated financial statements are an integral part of this consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position of PPG Industries, Inc. and subsidiaries (the “Company” or “PPG”) as of September 30, 2009, and the results of their operations for the three and nine months ended September 30, 2009 and 2008 and their cash flows for the nine months then ended. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in PPG’s Annual Report on Form 10-K for the year ended December 31, 2008.

Certain amounts in the 2008 financial statements have been reclassified to be consistent with the 2009 presentation. This reclassification had no impact on our previously reported net income, total assets, cash flows or shareholders’ equity.

PPG has determined that there were no subsequent events that would require disclosure in or adjustment to the accompanying condensed consolidated financial statements through October 26, 2009, the date the financial statements were issued.

The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year.

2. Newly Adopted Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance entitled, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“ASC”), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This new guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this guidance has changed how we reference various elements of GAAP when preparing our financial statement disclosures, but did not have an impact on PPG’s financial position, results of operations or cash flows.

In May 2009, the FASB issued new accounting guidance on subsequent events. The objective of this guidance is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This new accounting guidance was effective for interim and annual periods ending after June 15, 2009. The impact of adopting this new guidance had no effect on the accompanying condensed consolidated financial statements.

In April 2009, the FASB issued new accounting guidance on fair value measurements. The new guidance impacts certain aspects of fair value measurement and related disclosures. The new guidance was effective beginning in the second quarter of 2009. The impact of adopting this new guidance did not have a material effect on PPG’s consolidated results of operations or financial position.

In December 2007, the FASB issued new accounting guidance on business combinations. The new guidance retains the underlying concepts of previously issued accounting guidance in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting (formerly known as the purchase method of accounting), but this new guidance changes the method of applying the acquisition method in a number of significant aspects. Under the new guidance, acquisition costs are generally to be expensed as incurred; noncontrolling interests are valued at fair value at the acquisition date; in-process research and development is recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination are generally expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally affect income tax expense. These changes are effective on a prospective basis for all business combinations for which the acquisition date is on or after January 1, 2009, with an exception related to the accounting for valuation allowances on deferred taxes and acquired tax contingencies related to acquisitions completed before that date. This new guidance amends the accounting guidance for income taxes to require adjustments, made after the effective date of this statement, to valuation allowances for acquired deferred tax assets and uncertain income tax positions to be recognized as income tax expense. The adoption of this new guidance as of January 1, 2009 did not have an effect on the accompanying condensed consolidated financial statements.

In December 2007, the FASB issued new accounting guidance on consolidations. This new guidance is effective for PPG as of January 1, 2009, and requires the presentation of a noncontrolling interest (formerly known as minority interest) as equity in the consolidated balance sheet and separate from the parent’s equity. The new guidance also requires that the amount of net income attributable to the noncontrolling interest be included in consolidated net income on the face of the income statement and that any dividends paid to noncontrolling interests be reported as a financing activity in the statement of cash flows. This new guidance requires changes in the parent’s ownership interest in consolidated subsidiaries to be accounted for as equity transactions. This new guidance also includes expanded disclosure requirements regarding the interests of the parent and related noncontrolling interests. Beginning January 1, 2009, PPG has applied the new guidance to its accounting for noncontrolling interests and its financial statement disclosures. The provisions of the new guidance have been applied to all periods presented in the accompanying condensed consolidated financial statements.

In November 2007, the Emerging Issues Task Force (“EITF”) issued new accounting guidance on collaborative arrangements, which defines collaborative arrangements and establishes reporting and disclosure requirements for such arrangements. This new guidance is effective for PPG as of January 1, 2009, and its adoption did not have an effect on PPG’s consolidated results of operations or financial position.

In February 2008, the FASB issued new accounting guidance on fair value measurements and disclosures for nonfinancial assets and nonfinancial liabilities disclosed at fair value in the financial statements on a nonrecurring basis. The Company has applied the provisions of this new guidance to its financial statement disclosures beginning in the first quarter of 2009.

In March 2008, the FASB issued new accounting guidance on derivatives and hedging, which changes the disclosure requirements for derivative instruments and hedging activities. This new guidance requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. PPG has applied the provisions of this new guidance to its financial statement disclosures beginning in the first quarter of 2009.

3. Other New Accounting Standards

In June 2009, the FASB issued new accounting guidance on consolidation of variable interest entities, which include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. This new guidance is effective for fiscal years beginning after November 15, 2009, and for interim periods within that first annual reporting period. PPG is currently evaluating the effects that this new guidance may have on its consolidated financial statements.

4. Fair Value Measurement

New accounting guidance on fair value measurements defines fair value, establishes a framework in GAAP for measuring fair value and expands disclosures about fair value measurements. The guidance establishes a hierarchy of inputs employed to determine fair value measurements, with three levels. Level 1 inputs are quoted prices in active markets for identical assets and liabilities, are considered to be the most reliable evidence of fair value, and should be used whenever available. Level 2 inputs are observable prices that are not quoted on active exchanges. Level 3 inputs are unobservable inputs employed for measuring the fair value of assets or liabilities.

Assets and liabilities reported at fair value on a recurring basis:

September 30, 2009	Level 1	Level 2	Level 3	Total
	(Millions)
Other current assets:
Foreign currency contracts (1)	$—	$6	$—	$6
Equity forward arrangement (1)	—	17	—	17
Marketable equity securities	4	—	—	4
Investments:
Marketable equity securities	57	2	—	59
Other assets:
Interest rate swaps (1)	—	9	—	9
Natural gas swap contracts (1)	—	1	—	1
Accounts payable and accrued liabilities:
Foreign currency contracts (1)	—	10	—	10
Natural gas swap contracts (1)	—	49	—	49
Other liabilities:
Cross currency swaps (1)	—	311	—	311
Natural gas swap contracts (1)	—	14	—	14
Forward starting swaps (1)	—	13	—	13

(1)	This entire balance is designated as a hedging instrument under GAAP.

December 31, 2008	Level 1	Level 2	Level 3	Total
	(Millions)
Other current assets:
Foreign currency contracts	$—	$7	$—	$7
Marketable equity securities	4	—	—	4
Investments:
Marketable equity securities	48	2	—	50
Other assets:
Natural gas swap contracts	—	1	—	1
Interest rate swaps	—	3	—	3
Cross currency swaps	—	21	—	21
Accounts payable and accrued liabilities:
Foreign currency contracts	—	16	—	16
Equity forward arrangement	—	6	—	6
Natural gas swap contracts	—	62	—	62
Other liabilities:
Foreign currency contracts	—	6	—	6
Natural gas swap contracts	—	24	—	24
Cross currency swaps	—	151	—	151

Assets and liabilities reported at fair value on a nonrecurring basis:

As a result of finalizing a restructuring plan, as discussed in Note 7, “Business Restructuring,” long-lived assets with a carrying amount of $36 million were written-down to their fair value of $4 million, resulting in a charge of $32 million, which was included within the business restructuring charge in March 2009. These long-lived assets were valued using Level 3 inputs.

5. Acquisitions

During the nine months ended September 30, 2009, PPG spent $24 million on acquisitions, including purchase price adjustments related to 2008 acquisitions and $15 million related to earn-out and holdback payments on acquisitions that were completed prior to December 31, 2008.

During the nine months ended September 30, 2008, PPG spent $1,630 million on acquisitions (net of cash acquired of $136 million), including purchase price adjustments related to 2007 acquisitions. Most of this spending was related to the January 2, 2008 acquisition of SigmaKalon, a worldwide coatings producer based in Uithoorn, Netherlands, from global private investment firm Bain Capital (“the seller”). The acquired business produces architectural, protective and marine and industrial coatings and is a leading coatings supplier in Europe and other key markets across the globe, with an increasing presence in Africa and Asia. The acquired business sells coatings through a combination of approximately 500 company-owned stores, home centers, paint dealers, independent distributors, and directly to customers. The results of SigmaKalon have been included in PPG’s consolidated results of operations from January 2, 2008 onward.

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

In July 2008, PPG entered into an agreement with affiliates of Kohlberg & Company, LLC, under which PPG would divest the automotive glass and services business to a new company formed by affiliates of Kohlberg. The transaction with affiliates of Kohlberg was completed on September 30, 2008, with PPG receiving total proceeds of $315 million, including $225 million in cash and two 6-year notes totaling approximately $90 million ($60 million at 8.5% interest and $30 million at 10% interest). Both notes, which may be prepaid at any time without penalty, are senior to the equity of the new company. In addition, PPG received a noncontrolling interest of approximately 40 percent in the new company, Pittsburgh Glass Works LLC. This transaction resulted in a third quarter 2008 gain of $15 million pretax, net of transaction costs, and is included in “Other earnings” in the condensed consolidated statement of income for the three and nine months ended September 30, 2008. PPG will account for its interest in Pittsburgh Glass Works LLC under the equity method of accounting from October 1, 2008 onward. PPG has retained certain liabilities for pension and post-employment benefits earned for service up to

September 30, 2008. As of December 31, 2008, these liabilities included approximately $280 million for employees who were active as of the divestiture date and approximately $520 million for individuals who were retirees of the business as of the divestiture date. In 2009, PPG expects to recognize expense totaling $40 million related to these obligations. In addition, PPG is providing certain transition services, including information technology and accounting services, to Pittsburgh Glass Works LLC for a period of up to two years.

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

Pittsburgh Glass Works LLC ceased production at its Oshawa, Canada plant in the first quarter of 2009 and also has announced that it will close its Hawkesbury, Canada plant in the first quarter of 2010. Under Canadian pension regulations, these plant closures will result in partial wind-ups of the pension plans for former employees in Canada, the liability for which was retained by PPG. Each of these partial wind-ups will result in a settlement charge against PPG earnings currently estimated at $20-$30 million and a required cash contribution to fund the deficits currently estimated at $10-$15 million. The deficits can be funded over the five year period following the partial wind-ups. The settlement charge will be taken following the approval of the partial wind-ups by the Canadian pension authorities and when the related cash contributions are completed.

7. Business Restructuring

In March of 2009, the Company finalized a restructuring plan focused on further reducing its global cost structure, driven by global economic conditions, low end-market demand and acceleration of cost-savings from the integration of the 2008 acquisition of SigmaKalon. As part of the restructuring, PPG will close its paint manufacturing facility in Saultain, France, by the end of 2009, as well as several smaller production, laboratory, warehouse and distribution facilities across PPG’s businesses and regions and will reduce staffing across the company globally.

As a result of this restructuring plan, in March of 2009, the Company recorded a charge of $186 million for business restructuring, including severance and other costs of $154 million and asset write-offs of $32 million.

The Company will also incur additional costs directly associated with the restructuring actions for demolition, dismantling, relocation and training, which will be charged to expense as incurred. To date, approximately $2 million of these expenses have been recognized. The Company expects to incur approximately $10 million of additional such expenses in the fourth quarter of 2009.

The following table summarizes the activity through September 30, 2009 related to the March 2009 restructuring reserve.

(Millions, except no. of employees)	Severance and Other Costs	Asset Write-offs	Total Reserve	Employees Impacted
Industrial Coatings	$77	$16	$93	935
Performance Coatings	37	4	41	764
Architectural Coatings - EMEA	13	—	13	130
Glass	11	2	13	247
Optical & Specialty Materials	3	9	12	219
Commodity Chemicals	6	—	6	42
Corporate	7	1	8	91

Total	$154	$32	$186	2,428
Activity to date	(47)	(32)	(79)	(1,524)
Currency impact	12	—	12	—

Balance as of September 30, 2009	$119	$—	$119	904

During the third quarter of 2008, the Company finalized a restructuring plan that is part of implementing PPG’s global transformation strategy and the integration of its 2008 acquisition of SigmaKalon. As part of the 2008 restructuring, PPG closed its coatings manufacturing facilities in Clarkson, Ont., Canada, and Geldermalsen, the Netherlands. Other staffing reductions in PPG’s coatings businesses in North America and Europe are expected to be completed in the fourth quarter of 2009. PPG also closed its Owen Sound, Ont., Canada, glass manufacturing facility, and idled one float glass production line at its Mt. Zion, Ill., facility in the fourth quarter of 2008. Other actions included writing off idle production assets in PPG’s fiber glass and chemicals businesses.

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

The Company will also incur additional costs directly associated with the restructuring actions for demolition, dismantling, relocation and training, which will be charged to expense as incurred. To date, approximately $4 million of these expenses have been recognized. The Company expects to incur approximately $4 million of additional such expenses in the fourth quarter of 2009.

The following table summarizes the activity through September 30, 2009 related to the third quarter 2008 restructuring reserve:

(Millions, except no. of employees)	Severance and Other Costs	Pension Curtailment Losses	Asset Write-offs	Total Reserve	Employees Impacted
Industrial Coatings	$45	$9	$10	$64	577
Performance Coatings	30	—	15	45	270
Architectural Coatings - EMEA	19	—	—	19	215
Glass	12	12	31	55	285
Commodity Chemicals	—	—	13	13	10

Total	$106	$21	$69	$196	1,357
Activity to date	(60)	(21)	(69)	(150)	(1,191)
Currency impact	(4)	—	—	(4)	—

Balance as of September 30, 2009	$42	$—	$—	$42	166

8. Inventories

Inventories as of September 30, 2009 and December 31, 2008 are detailed below.

	Sept. 30, 2009	Dec. 31, 2008
	(Millions)
Finished products	$991	$1,045
Work in process	139	134
Raw materials	409	412
Supplies	117	111

Total	$1,656	$1,702

Most domestic and certain foreign inventories are valued using the last-in, first-out method. If the first-in, first-out method of inventory valuation had been used, inventories would have been $234 million and $213 million higher as of September 30, 2009 and December 31, 2008, respectively.

9. Goodwill and Other Identifiable Intangible Assets

The change in the carrying amount of goodwill attributable to each reportable segment for the nine months ended September 30, 2009 was as follows:

	Performance Coatings	Industrial Coatings	Architectural Coatings - EMEA	Optical and Specialty Materials	Glass	Total
	(Millions)
Balance, December 31, 2008	$1,078	$482	$976	$50	$55	$2,641
Goodwill from acquisitions	—	9	4	—	—	13
Currency translation	64	21	55	2	2	144

Balance, September 30, 2009	$1,142	$512	$1,035	$52	$57	$2,798

The carrying amount of acquired trademarks with indefinite lives as of September 30, 2009 and December 31, 2008 totaled $336 million and $339 million, respectively.

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and are detailed below.

	September 30, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(Millions)
Acquired technology	$528	$(232)	$296	$520	$(201)	$319
Customer-related intangibles	994	(266)	728	927	(195)	732
Trade names	122	(32)	90	97	(23)	74
Other	28	(22)	6	26	(18)	8

Balance	$1,672	$(552)	$1,120	$1,570	$(437)	$1,133

Aggregate amortization expense related to these identifiable intangible assets for the three and nine months ended September 30, 2009 was $32 million and $93 million, respectively, and for the three and nine months ended September 30, 2008 was $34 million and $105 million, respectively. As of September 30, 2009, estimated future amortization expense of identifiable intangible assets is as follows: $30 million for the remaining quarter of 2009 and $120 million in each of the next five years.

10. Debt

In June 2009, PPG entered into a $400 million three year unsecured term loan. During the third quarter, $116 million of the proceeds from this term loan were used to retire our 7.05% Notes due 2009; the remainder of the loan proceeds of approximately $284 million were used to retire outstanding amounts under our €650 million revolving credit facility in the second and third quarters. The principal amount of this term loan is due in three years and the interest rate is variable and is based on a spread over LIBOR.

During 2009, the Company retired over $350 million related to the €650 million revolving credit facility. The Company currently has $271 million outstanding under this facility. In addition, the Company retired the entire outstanding balance of U.S. commercial paper of $222 million as well as approximately $196 million of other short term debt.

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

On March 18, 2008, PPG completed a public offering of $600 million in aggregate principal amount of its 5.75% Notes due 2013 (the “2013 Notes”), $700 million in aggregate principal amount of its 6.65% Notes due 2018 (the “2018 Notes”) and $250 million in aggregate principal amount of its 7.70% Notes due 2038 (the “2038 Notes” and, together with the 2013 Notes and the 2018 Notes, the “Notes”). The Notes were offered by the Company pursuant to its existing shelf registration statement. The proceeds of this offering of $1,538 million (net of discount and issuance costs) and additional borrowings of $195 million under the €650 million revolving credit facility were used to repay existing debt, including certain short-term debt and the amounts outstanding under the €1 billion bridge loan. No further amounts can be borrowed under the €1 billion bridge loan. The discount and issuance costs related to the Notes, which totaled $12 million, will be amortized to interest expense over the respective lives of the Notes.

11. Earnings Per Common Share

The following table presents the earnings per common share calculations for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
(Millions, except per share amounts)	2009	2008	2009	2008
Earnings per common share (attributable to PPG)
Net income (attributable to PPG)	$159	$117	$194	$467
Weighted average common shares outstanding	165.2	164.7	164.4	164.6

Earnings per common share (attributable to PPG)	$0.96	$0.71	$1.18	$2.84

Earnings per common share - assuming dilution (attributable to PPG)
Net income (attributable to PPG)	$159	$117	$194	$467
Weighted average common shares outstanding	165.2	164.7	164.4	164.6

Effect of dilutive securities:
Stock options	0.2	0.4	0.1	0.5
Other stock compensation plans	0.6	0.5	0.6	0.6

Potentially dilutive common shares	0.8	0.9	0.7	1.1

Adjusted weighted average common shares outstanding	166.0	165.6	165.1	165.7

Earnings per common share - assuming dilution (attributable to PPG)	$0.96	$0.70	$1.17	$2.82

Excluded from the computation of diluted earnings per share due to their antidilutive effect were 5.2 million and 7.0 million outstanding stock options for the three and nine months ended September 30, 2009, respectively, and 3.2 million and 3.0 million outstanding stock options for the three and nine months ended September 30, 2008, respectively.

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

13. Pensions and Other Postretirement Benefits

The net periodic benefit costs for the three and nine months ended September 30, 2009 and 2008 were as follows:

	Pensions
	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2009	2008	2009	2008
	(Millions)
Service cost	$13	$17	$47	$57
Interest cost	60	65	182	196
Expected return on plan assets	(57)	(68)	(170)	(216)
Amortization of prior service cost	2	3	5	8
Amortization of actuarial losses	34	18	98	51
Special termination benefits and curtailment (Notes 6 and 7)	—	21	—	39

Net periodic pension cost	$52	$56	$162	$135

PPG does not have a mandatory contribution to make to its U.S. defined benefit pension plans in 2009; however, due in large part to the negative investment return on pension plan assets in 2008, PPG made voluntary contributions in the amount of $160 million to these plans in January 2009 and $100 million in the form of PPG stock in the third quarter of 2009. PPG expects to make mandatory contributions to its non-U.S. plans in 2009 of approximately $85 million, of which approximately $70 million was made as of September 30, 2009. Of this $70 million, approximately $20 million was made in the form of PPG stock.

The net periodic other postretirement benefit costs for the three and nine months ended September 30, 2009 and 2008 were as follows:

	Other Postretirement Benefits
	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2009	2008	2009	2008
	(Millions)
Service cost	$3	$4	$16	$16
Interest cost	17	17	51	50
Amortization of prior service cost	(3)	(4)	(10)	(13)
Amortization of actuarial losses	8	6	25	21
Special termination benefits (Note 6)	—	(6)	—	(5)

Net periodic other postretirement benefit cost	$25	$17	$82	$69

14. Comprehensive Income (Loss)

Total comprehensive income (loss) for the three and nine months ended September 30, 2009 and 2008 was as follows:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2009	2008	2009	2008
	(Millions)
Net income attributable to the controlling and noncontrolling interests	$185	$138	$263	$542

Other comprehensive income (loss), net of tax:
Pension and other postretirement benefits	16	25	52	24
Unrealized currency translation adjustment	158	(408)	137	(202)
Unrealized losses on marketable securities	—	—	—	(2)
Net change – derivatives (Note 17)	11	(91)	8	(8)

Other comprehensive income (loss), net of tax	185	(474)	197	(188)

Total comprehensive income (loss)	370	(336)	460	354
Less: amounts attributable to noncontrolling interests:
Net income	(26)	(21)	(69)	(75)
Unrealized currency translation adjustment	(3)	8	—	4

Comprehensive income (loss) attributable to PPG	$341	$(349)	$391	$283

15. Shareholders’ Equity

The following table presents the change in total shareholders’ equity for the nine months ended September 30, 2009 and 2008, respectively.

(Millions)	Total PPG Shareholders’ Equity	Non-controlling Interests	Total
Balance, January 1, 2009	$3,333	$156	$3,489
Net income	194	69	263
Other comprehensive income, net of tax	197	—	197
Cash dividends	(262)	—	(262)
Issuance of treasury stock	139	—	139
Stock option activity	(4)	—	(4)
Dividends paid on subsidiary common stock to noncontrolling interests	—	(29)	(29)
Equity forward agreement (1)	(59)	—	(59)

Balance, September 30, 2009	$3,538	$196	$3,734

(1)	In December of 2008, the Company entered into an agreement with a counterparty to repurchase 1.5 million shares of the Company’s stock. Under the terms of the agreement, the counterparty purchased the shares in the open market in January of 2009 and is now holding the shares until such time as the Company pays the agreed upon price of $39.53 per share and takes possession of these shares. These shares are not considered outstanding for basic and diluted earnings per share calculation, and total shareholders’ equity at September 30, 2009 has been reduced by approximately $59 million, representing the amount that will be paid by PPG to the counterparty upon settlement.

(Millions)	Total PPG Shareholders’ Equity	Non-controlling Interests	Total
Balance, January 1, 2008	$4,151	$161	$4,312
Net income	467	75	542
Other comprehensive loss, net of tax	(184)	(4)	(188)
Cash dividends	(256)	—	(256)
Purchase of treasury stock	(7)	—	(7)
Issuance of treasury stock	32	—	32
Stock option activity	3	—	3
Increase through acquisition	—	19	19
Decrease through divestiture	—	(27)	(27)
Dividends paid on subsidiary common stock to noncontrolling interests	—	(58)	(58)
Transition adjustment from adopting new accounting guidance (1)	(2)	—	(2)

Balance, September 30, 2008	$4,204	$166	$4,370

(1)	Impact of adopting new accounting guidance related to split dollar life insurance arrangements.

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

Long-term debt (excluding capital lease obligations) had carrying and fair values totaling $3,054 million and $3,330 million, respectively, as of September 30, 2009. Long-term debt (excluding capital lease obligations) had carrying and fair values totaling $3,122 million and $3,035 million, respectively, as of December 31, 2008. The fair values of the debt instruments were based on discounted cash flows and interest rates currently available to the Company for instruments of the same remaining maturities.

17. Derivative Financial Instruments and Hedge Activities

The Company recognizes all derivative financial instruments as either assets or liabilities at fair value on the balance sheet. The accounting for changes in the fair value of a derivative depends on the use of the instrument. To the extent that a derivative is effective as a cash flow hedge of an exposure to future changes in value, the change in fair value of the instrument is deferred in accumulated other comprehensive (loss) income (“AOCI”). Any portion considered to be ineffective is reported in earnings immediately, including changes in value related to credit risk. To the extent that a derivative is effective as a hedge of an exposure to future changes in fair value, the change in the derivative’s fair value is offset in the consolidated statement of income by the change in fair value of the item being hedged. To the extent that a derivative or a financial instrument is effective as a hedge of a net investment in a foreign operation, the change in the derivative’s fair value is deferred as an unrealized currency translation adjustment in AOCI.

PPG’s policies do not permit speculative use of derivative financial instruments. PPG uses derivative instruments to manage its exposure to fluctuating natural gas prices through the use of natural gas swap contracts. PPG also uses forward currency and option contracts as hedges against its exposure to variability in exchange rates on short-term intercompany borrowings, unrecognized firm sales commitments and cash flows denominated in foreign currencies. PPG uses foreign denominated debt and cross currency swap contracts to hedge investments in foreign operations. Interest rate swaps are used to manage the Company’s exposure to changing interest rates as such rate changes effect the fair value of fixed rate borrowings. Forward starting swaps are used to lock-in a fixed interest rate, plus a corporate spread, related to future long-term debt refinancings. PPG also uses an equity forward arrangement to hedge the Company’s exposure to changes in the fair value of PPG stock that is to be contributed to the asbestos settlement trust as discussed in Note 20, “Commitments and Contingent Liabilities.”

PPG enters into derivative financial instruments with high credit quality counterparties and diversifies its positions among such counterparties in order to reduce its exposure to credit losses. The Company did not realize a credit loss on derivatives during the nine month periods ended September 30, 2009 or 2008.

PPG centrally manages its foreign currency transaction risk to minimize the volatility in cash flows caused by currency fluctuations. Decisions on whether to use derivative financial instruments to hedge the net transaction exposures, related to all regions of the world, are made based on the amount of those exposures, by currency, and, in certain situations, an assessment of the near-term outlook for certain currencies. This net hedging strategy does not qualify for hedge accounting; therefore, the change in the fair value of these instruments is recorded in “Other charges” in the accompanying condensed consolidated statement of income in the period of change. As of September 30, 2009, the fair value of these contracts was an asset of $0.4 million.

PPG designates forward currency contracts as hedges against the Company’s exposure to variability in exchange rates on short-term intercompany borrowings denominated in foreign currencies. To the extent effective, changes in the fair value of these instruments are deferred in AOCI and subsequently reclassified to “Other charges” in the accompanying condensed consolidated statement of income as foreign exchange gains and losses are recognized on the related intercompany borrowings. The portion of the change in fair value considered to be ineffective is recognized immediately in “Other charges” in the accompanying condensed consolidated statement of income. All amounts deferred in AOCI as of September 30, 2009 will be reclassified to earnings within the next twelve months. As of September 30, 2009, the fair value of these instruments was an asset of $2 million.

PPG designates forward currency contracts as hedges against the Company’s exposure to future changes in fair value related to certain firm sales commitments denominated in foreign currencies. These contracts are designated as fair value hedges. As such, they are reported at fair value in the Company’s condensed consolidated balance sheet, with changes in the fair value of these contracts and that of the related firm sales commitments reported in net sales. These contracts convert $92 million to the South Korean won over the 21 month period ended June 30, 2011. As of September 30, 2009, the fair value of the contracts was a liability of $6 million.

PPG has entered into ten U.S. dollar to euro cross currency swap contracts with a total notional amount of $1.3 billion, of which $600 million will settle on March 15, 2013 and $700 million will settle on March 15, 2018. On settlement of all of the outstanding contracts, PPG will receive $1.3 billion U.S. dollars and pay euros to the counterparties to the contracts. During the term of these contracts, PPG will receive semiannual payments in March and September of each year based on U.S. dollar, long-term fixed interest rates, and PPG will make annual payments in March of each year to the counterparties based on euro, long-term fixed interest rates. The Company has designated these swaps as hedges of its net investment in SigmaKalon and, as a result, mark to fair value adjustments of the swaps have been and will be recorded as a component of AOCI and the cash flow impact of these swaps has been and will be classified as investing activities in the condensed consolidated statement of cash flows. As of September 30, 2009, the fair value of these contracts was a net liability of $311 million.

As of September 30, 2009, PPG designated €300 million euro-denominated borrowings as a hedge of a portion of PPG’s net investment in the Company’s European operations. As a result, the change in book value from adjusting these foreign-denominated borrowings to current spot rates as of September 30, 2009 was deferred in AOCI.

Deferrals in AOCI related to hedges of the Company’s net investments in European operations would be reclassified and recognized in earnings upon a substantial liquidation, sale or partial sale of such investments or upon impairment of all or a portion of such investments.

The Company manages its interest rate risk by balancing its exposure to fixed and variable rates while attempting to minimize its interest costs. Generally, the Company maintains variable interest rate debt at a level of approximately 25% to 50% of total borrowings. PPG principally manages its fixed and variable interest rate risk by retiring and issuing debt from time to time and through the use of interest rate swaps. As of September 30, 2009, these swaps converted $450 million of fixed rate debt to variable rate debt. These swaps are designated as fair value hedges. As such, the swaps are carried at fair value. Changes in the fair value of these swaps and that of the related debt are recorded in “Interest expense” in the accompanying condensed consolidated statement of income. As of September 30, 2009, the fair value of these contracts was an asset of $9 million.

The Company has entered into forward starting swaps to effectively lock-in a fixed interest rate based on the ten year swap rate, plus a corporate spread, related to future debt refinancings, with an anticipated term of ten years. All of the swap contracts are required to be settled in July 2012. As of September 30, 2009, the notional amount of the swaps outstanding totaled $250 million. To the extent that the swaps are effective, changes in the fair values of the swap contracts are deferred in AOCI. The portion of the change in fair value considered to be ineffective is recognized immediately in “Other charges” in the accompanying condensed consolidated statement of income. Amounts deferred in AOCI will be reclassified to interest expense over the same period of time that interest expense is recognized on the future borrowings. As of September 30, 2009, the fair value of these swaps was a $13 million liability.

The Company uses derivative instruments to manage its exposure to fluctuating natural gas prices through the use of natural gas swap contracts. These instruments mature over the next 35 months. To the extent that these instruments are effective in hedging PPG’s exposure to price changes, changes in the fair values of the hedge contracts are deferred in AOCI and reclassified to “Cost of sales, exclusive of depreciation and amortization” as the natural gas is purchased. The amount of ineffectiveness is reported in “Other charges” in the accompanying condensed consolidated statement of income, immediately. As of September 30, 2009, the fair value of these contracts was a liability of $62 million. The associated after-tax loss of $38 million was deferred in AOCI, of which $30 million related to contracts that mature within the twelve month period ended September 30, 2010.

PPG has entered into a one-year renewable equity forward arrangement with a bank in order to mitigate the impact of changes in the fair value of 1,388,889 shares of PPG stock that is to be contributed to the asbestos settlement trust as discussed in Note 20. This instrument, which has been renewed, is recorded at fair value as an asset or liability and changes in the fair value of this instrument are reflected in the “Asbestos settlement – net” caption of the accompanying condensed consolidated statement of income. The total principal amount payable for these shares is $62 million. PPG will pay to the bank interest based on the principal amount and the bank will pay to PPG an amount equal to the dividends paid on these shares during the period this instrument is outstanding. The difference between the principal amount, and any amounts related to unpaid interest or dividends, and the current market price for these shares, adjusted for credit risk, represents the fair value of the instrument as well as the amount that PPG would pay or receive if the bank chose to net settle the instrument. Alternatively, the bank may, at its option, require PPG to purchase the shares covered by the arrangement at the market price on the date of settlement. As of September 30, 2009, the fair value of this contract was an asset $17 million.

No derivative instrument initially designated as a hedge instrument was undesignated or discontinued as a hedging instrument during the nine month period ended September 30, 2009. Nor were any amounts deferred in AOCI reclassified to earnings during the nine month period ended September 30, 2009 related to hedges of anticipated transactions that were no longer expected to occur.

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

During the first nine months of 2009, other comprehensive income included a net gain of $8 million, net of tax, related to derivative financial instruments, excluding those designated as hedges of net investments. This gain was comprised of realized losses of $78 million and unrealized losses of $70 million, net of tax. The realized losses related to the settlement during the period of natural gas contracts, foreign currency contracts, and interest rate swaps owned by one of the Company’s investees accounted for under the equity method of accounting. The unrealized losses related to the changes in fair value of the natural gas, foreign currency and forward starting swap contracts, partially offset by unrealized gains on interest rate swaps owned by one of the Company’s investees accounted for under the equity method of accounting.

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

Refer to Note 4, “Fair Value Measurement,” for additional disclosures related to the Company’s derivative instruments outstanding as of September 30, 2009 and December 31, 2008.

The following tables provide details related to fair value, cash flow and net investment hedges, by type of derivative instrument. All dollar amounts are pretax and relate to the nine month period ended September 30, 2009.

(Millions)	Gain (Loss) Deferred in OCI
Hedge Type		Gain (Loss) Recognized
		Amount	Caption
Fair Value
Interest rate swaps (a)	Not applicable	$3	Interest expense
Foreign currency contracts (a)	Not applicable	(8)	Sales
Equity forward arrangements (a)	Not applicable	23	Asbestos - net

Total Fair Value		$18

Cash Flow
Natural gas swaps (a)	$(73)	$(95)	Cost of sales
Interest rate swaps of an equity method investee	—	(2)	Other earnings
Forward starting swaps (a)	(13)	—
Foreign currency contracts (a)	(29)	(29)	Other charges

Total Cash Flow	$(115)	$(126)

Net Investment
Cross currency swaps (a)	$(190)	$—	Other charges
Foreign denominated debt	(23)	Not applicable

Total Net Investment	$(213)

Non-Hedge
Foreign currency contracts	Not applicable	$(3)	Other charges

Total Non-Hedge		$(3)

(a)	The ineffective portion related to each of these items was not significant and the earnings impact from ineffectiveness related to all of these items in the aggregate was expense of $1 million for the nine months ended September 30, 2009.

18. Cash Flow Information

Cash from operating activities for the nine months ended September 30, 2009 was $760 million versus $868 million for the comparable period of 2008. Cash from operating activities in 2009 includes the negative impact of cash contributions to our pension plans of approximately $210 million, including a $160 million voluntary contribution that we made to our U.S. pension plans during the first quarter 2009. Cash contributions to our pension plans in the first three quarters of 2008 totaled $110 million.

Cash payments for interest were $180 million, and the net cash payment under the cross currency swaps that effectively convert U.S. dollar borrowings to euro borrowings totaled $3 million for the nine months ended September 30, 2009. Cash payments for interest were $192 million for the nine months ended September 30, 2008. Net cash payments for income taxes for the nine months ended September 30, 2009 and 2008 were $162 million and $378 million, respectively.

In the first quarter of 2008, PPG terminated two interest rate swaps, including one that was acquired in the SigmaKalon transaction. PPG received proceeds of $40 million in terminating these swaps, which amount is included as cash from financing activities in the accompanying condensed consolidated statement of cash flows for the nine months ended September 30, 2008.

19. Stock-Based Compensation

The Company’s stock-based compensation includes stock options, restricted stock units (“RSUs”) and grants of contingent shares that are earned based on achieving targeted levels of total shareholder return. All current grants of stock options, RSUs and contingent shares are made under the PPG Industries, Inc. Omnibus Incentive Plan (“PPG Omnibus Plan”). Shares available for future grants under the PPG Omnibus Plan were 5.6 million as of September 30, 2009.

Total stock-based compensation cost was $8 million and $21 million for the three and nine months ended September 30, 2009, respectively, and $12 million and $27 million for the three and nine months ended September 30, 2008, respectively. The total income tax benefit recognized in the accompanying condensed consolidated statement of income related to the stock-based compensation was $3 million and $8 million for the three and nine months ended September 30, 2009, respectively, and $4 million and $10 million for the three and nine months ended September 30, 2008, respectively.

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

The fair value of stock options issued to employees is measured on the date of grant and is recognized as expense over the requisite service period. PPG estimates the fair value of stock options using the Black-Scholes option pricing model. The risk-free interest rate is determined by using the U.S. Treasury yield curve at the date of the grant and using a maturity equal to the expected life of the option. The expected life of options is calculated using the average of the vesting term and the maximum term, as prescribed by accounting guidance on the use of the simplified method for determining the expected term of an employee share option. This method is used as the vesting terms of stock options were changed in 2004 to a three year vesting term, and as a result, the historical exercise data does not provide a reasonable basis upon which to estimate the expected life of options. The expected dividend yield and volatility are based on historical stock prices and dividend amounts over past time periods equal in length to the expected life of the options.

The fair value of the first quarter 2009 grant was calculated with the following weighted average assumptions:

Risk free interest rate	2.8%
Expected life of option in years	6.5
Expected dividend yield	3.2%
Expected volatility	25.6%

Restricted Stock Units

Long-term incentive value is delivered to selected key management employees by granting RSUs, which have either time or performance-based vesting features. The fair value of an RSU is equal to the market value of a share of stock on the date of grant. Time-based RSUs vest over the three-year period following the date of grant, unless forfeited, and will be paid out in the form of stock, cash or a combination of both at the Company’s discretion at the end of the three-year vesting period. Performance-based RSUs vest based on achieving specific annual performance targets for earnings per share growth and cash flow return on capital over the three-year period following the date of grant. Unless forfeited, the performance-based RSUs will be paid out in the form of stock, cash or a combination of both at the Company’s discretion at the end of the three-year vesting period if PPG meets the performance targets. For awards granted in 2007, the actual amount paid for performance-based awards may range from 0% to 150% of the original grant, as 50% of the grant vests in each year that one of the two targets is met during the three-year period. If the designated performance targets are not met in any of the three years in an award period, no payout will be made on the performance-based RSUs. For awards granted in 2008 and 2009, the amount paid for performance-based awards may range from 0% to 180% of the original grant, based upon the frequency with which the earnings per share growth and cash flow return on capital performance targets are met over the three-year period. For the purposes of expense recognition, PPG has assumed that performance-based RSUs granted in 2007, 2008 and 2009 will vest at the 100% level. The performance targets for 2007 and 2008 were achieved as it relates to the 2007 grant. With respect to the 2008 grant, one of the two performance targets was met in 2008.

In the first quarter of 2009, PPG granted 420,281 RSUs at a weighted average fair value of $28.06 per share.

Contingent Share Grants

The Company also provides grants of contingent shares to selected key executives that may be earned based on PPG total shareholder return over the three-year period following the date of grant. Contingent share grants (referred to as “TSR awards”) are made annually and are paid out at the end of each three-year period based on the Company’s performance. For awards granted in 2007, performance is measured by determining the percentile rank of the total shareholder return of PPG common stock (stock price plus accumulated dividends) in relation to the total shareholder return of the S&P 500 and the S&P 500 Materials sector for the three-year period following the date of grant. For awards granted in 2008 and 2009, performance is measured by determining the percentile rank of the total shareholder return of PPG common stock in relation to the total shareholder return of the S&P 500 for the three-year period following the date of grant. The payment of awards following the three-year award period will be based on performance achieved in accordance with the scale set forth in the plan agreement and may range from 0% to 220% of the initial grant. A payout of 100% is earned if the target performance is achieved. Contingent share awards earn dividend equivalents during the three-year award period, which are credited to participants in the form of common stock equivalents. Any payments made at the end of the award period may be in the form of stock, cash or a combination of both. The TSR awards qualify as liability awards, and compensation expense is recognized over the three-year award period based on the fair value of the awards (giving consideration to the Company’s percentile rank of total shareholder return) remeasured in each reporting period until settlement of the awards.

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

Terms of 2002 PPG Settlement Arrangement

PPG had no obligation to pay any amounts under the 2002 PPG Settlement Arrangement until 30 days after the second amended PC plan of reorganization was finally approved by an appropriate court order that was no longer subject to appellate review (the “Effective Date”). If the second amended PC plan of reorganization had been approved as proposed, PPG and certain of its insurers (along with PC) would have made payments on the Effective Date to the Trust, which would have provided the sole source of payment for all present and future asbestos bodily injury claims against PPG, its subsidiaries or PC alleged to be caused by the manufacture, distribution or sale of asbestos products by these companies. PPG would have conveyed the following assets to the Trust: (i) the stock it owns in PC and Pittsburgh Corning Europe, (ii) 1,388,889 shares of PPG’s common stock and (iii) aggregate cash payments to the Trust of approximately $998 million, payable according to a fixed payment schedule over 21 years, beginning on June 30, 2003, or, if later, the Effective Date. PPG would have had the right, in its sole discretion, to prepay these cash payments to the Trust at any time at a discount rate of 5.5% per annum as of the prepayment date. In addition to the conveyance of these assets, PPG would have paid $30 million in legal fees and expenses on behalf of the Trust to recover proceeds from certain historical insurance assets, including policies issued by certain insurance carriers that were not participating in the settlement, the rights to which would have been assigned to the Trust by PPG.

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

Several creditors and other interested parties filed objections to the disclosure statement. Those objections were overruled by the Bankruptcy Court by order dated July 6, 2009 approving the disclosure statement. The third amended PC plan of reorganization and disclosure statement have been sent to creditors, including asbestos claimants, for voting. In 2004, creditors and claimants voted overwhelmingly in favor of the second amended PC plan of reorganization, which included the 2002 PPG Settlement Arrangement. Assuming a favorable vote by creditors and claimants on the third amended PC plan of reorganization, the Bankruptcy Court would then conduct a hearing regarding the fairness of the proposed plan, including whether (i) the plan would be fair with respect to present and future claimants, (ii) such claimants would be treated in substantially the same manner, and (iii) the protection provided to PPG and its participating insurers would be fair in view of the assets they would convey to the Trust to be established as part of the third amended PC plan of reorganization. At that hearing, creditors and parties in interest could raise objections to the third amended PC plan of reorganization. The hearing is scheduled for January 2010. Following that hearing, the Bankruptcy Court, after considering objections to the third amended PC plan of reorganization, will enter a confirmation order if all requirements to confirm a plan of reorganization under the Bankruptcy Code have been satisfied. Such an order could be appealed to the U.S. District Court for the Western District of Pennsylvania. Assuming that the District Court approves a confirmation order, interested parties could appeal the order to the U.S. Third Circuit Court of Appeals and subsequently could seek review by the U.S. Supreme Court.

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

Asbestos Claims Retained by PPG

The channeling injunction provided for under the third amended PC plan of reorganization will not extend to any claim against PPG that arises out of exposure to any asbestos or asbestos-containing products actually or allegedly manufactured, sold and/or distributed by PPG or its subsidiaries that is not a PC Relationship Claim, and in this respect differs from the channeling injunction contemplated by the second amended PC plan of reorganization filed in 2003. While management believes that the vast majority of the approximately 114,000 claims against PPG alleging personal injury from exposure to asbestos relate to products manufactured, distributed or sold by PC, the potential liability for any non-PC Relationship Claims will be retained by PPG. Because a determination of whether an asbestos claim is a non-PC Relationship Claim would typically not be known until shortly before trial and because the filing and prosecution of asbestos claims (other than certain premises claims) against PPG has been enjoined since April 2000, the actual number of non-PC Relationship Claims that may be pending at the expiration of the stay or the number of additional claims that may be filed against PPG in the future cannot be determined at this time. PPG does not expect the Bankruptcy Court to lift the stay until after confirmation or rejection of the third amended PC plan of reorganization. PPG intends to defend against all such claims vigorously and their ultimate resolution in the court system is expected to occur over a period of years.

In addition, similar to what was contemplated by the second amended PC plan of reorganization, the channeling injunction will not extend to claims against PPG alleging personal injury caused by asbestos on premises owned, leased or occupied by PPG (so called “premises claims”), which generally have been subject to the stay imposed by the Bankruptcy Court. Historically, a small proportion of the claims against PPG and its subsidiaries have been premises claims, and based upon review and analysis, PPG believes that the number of premises claims currently comprises less than 2% of the total asbestos related claims against PPG. Beginning in late 2006, the Bankruptcy Court lifted the stay with respect to certain premises claims against PPG. As a result, PPG and its primary insurers have settled approximately 500 premises claims. PPG’s insurers agreed to provide insurance coverage for a major portion of the payments made in connection with the settled claims, and PPG accrued the portion of the settlement amounts not covered by insurance. PPG and its primary insurers are evaluating the voluminous factual, medical, and other relevant information pertaining to approximately 560 additional claims that are being considered for potential settlement. Premises claims remain subject to the stay, as outlined above, although certain claimants have requested the Court to lift the stay with respect to these claims and the stay has been lifted as to some claims. PPG believes that any financial exposure resulting from such premises claims, taking into account available insurance coverage, will not have a material adverse effect on PPG’s consolidated financial position, liquidity or results of operations.

PPG’s Funding Obligations

PPG has no obligation to pay any amounts under the third amended PC plan of reorganization until the Funding Effective Date. If the third amended PC plan of reorganization is approved, PPG and certain of its insurers will make the following contributions to the Trust. On the Funding Effective Date, PPG will relinquish any claim to its equity interest in PC, convey the stock it owns in Pittsburgh Corning Europe and transfer 1,388,889 shares of PPG’s common stock or cash equal to the fair value of such shares as defined in the 2009 PPG Settlement Arrangement. PPG will make aggregate cash payments to the Trust of approximately $825 million, payable according to a fixed payment schedule over the period ending in 2023. The first payment is due on the Funding Effective Date. PPG would have the right, in its sole discretion, to prepay these cash payments to the Trust at any time at a discount rate of 5.5% per annum as of the prepayment date. PPG’s participating historical insurance carriers will also make cash payments to the Trust of approximately $1.6 billion between the Funding Effective Date and 2027. These payments could also be prepaid to the Trust at any time at a discount rate of 5.5% per annum as of the prepayment date. PPG will grant asbestos releases and indemnifications to all participating insurers, subject to amended coverage-in-place arrangements with certain insurers for remaining coverage of premises claims. PPG will grant certain participating insurers full policy releases on primary policies and full product liability releases on excess coverage policies. PPG will also grant certain other participating excess insurers credit against their product liability coverage limits. PPG will retain insurance rights against non-participating insurance policies and insolvent insurance policies that would have been assigned to the Trust under the second amended PC plan of reorganization and will retain any net proceeds of the claims against such non-participating insurers. However, PPG will contribute to the Trust any net proceeds it recovers from claims against certain other non-participating insurers, and will use reasonable efforts to pursue such claims.

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

Of the total obligation of $768 million under the 2009 PPG Settlement Arrangement at September 30, 2009, $534 million is reported as a current liability and the present value of the payments due in the years 2011 to 2023 totaling $234 million is reported as a non-current liability in the accompanying condensed consolidated balance sheet. The future accretion of the noncurrent portion of the liability will total $153 million and be reported as expense in the consolidated statement of income over the period through 2023, as follows (in millions):

Remainder of 2009	$3
2010	14
2011	14
2012 – 2023	122

Total	$153

The following table summarizes the impact on PPG’s financial statements for the three and nine months ended September 30, 2009 resulting from the 2009 PPG Settlement Arrangement and for the three and nine months ended September 30, 2008 resulting from the 2002 PPG Settlement Arrangement including the change in fair value of the stock to be transferred to the Trust and the equity forward instrument (see Note 17, “Derivative Financial Instruments and Hedge Activities”) and the increase in the net present value of the future payments to be made to the Trust.

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
Increase (decrease) in expense:	2009	2008	2009	2008
	(Millions)
Change in fair value:
PPG stock	$20	$2	$23	$(16)
Equity forward instrument	(20)	(1)	(23)	11
Accretion of asbestos liability	3	4	10	14

Asbestos settlement – net expense	$3	$5	$10	$9

The fair value of the equity forward instrument is included as an other current asset as of September 30, 2009 and an other current liability as of December 31, 2008 in the accompanying condensed consolidated balance sheet. Payments under the fixed payment schedule require annual payments that are due each June. The current portion of the asbestos settlement liability included in the accompanying condensed consolidated balance sheet as of September 30, 2009, consists of all such payments required through June 2010, the fair value of PPG’s common stock and the value of PPG’s investment in Pittsburgh Corning Europe. The amount due June 30, 2011, of $9 million and the net present value of the remaining payments is included in the long-term asbestos settlement liability in the accompanying condensed consolidated balance sheet.

Enjoined Claims

If the 2009 PPG Settlement Arrangement is not implemented, for any reason, and the Bankruptcy Court stay expires, PPG intends to defend vigorously the pending and any future asbestos claims, including PC Relationship Claims, asserted against it and its subsidiaries. PPG continues to assert that it is not responsible for any injuries caused by PC products, which it believes account for the vast majority of the pending claims against PPG. Prior to 2000, PPG had never been found liable for any PC-related claims. In numerous cases, PPG was dismissed on motions prior to trial, and in others PPG was released as part of settlements by PC. PPG was found not responsible for PC-related claims at trial in two cases. In January 2000, one jury found PPG, for the first time, partly responsible for injuries to five plaintiffs alleged to be caused by PC products. PPG intends to appeal that adverse verdict in the event the 2009 PPG Settlement Arrangement does not become effective, or the stay is lifted as to these claims, which are the subject of a motion to lift the stay. Although PPG has successfully defended asbestos claims brought against it in the past, in view of the number of claims, and the significant verdicts that other companies have experienced in asbestos litigation, the result of any future litigation of such claims is inherently unpredictable.

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

As of September 30, 2009 and December 31, 2008, PPG had reserves for environmental contingencies totaling $291 million and $299 million, respectively, of which $43 million and $44 million, respectively, were classified as current liabilities. The reserve at September 30, 2009 included $189 million for environmental contingencies associated with PPG’s former chromium manufacturing plant in Jersey City, N.J. (“Jersey City”), $44 million for environmental contingencies associated with the Calcasieu River estuary and three operating plant sites in PPG’s chemicals business, $30 million for environmental contingencies related to SigmaKalon operations and $28 million for other environmental contingencies, including PPG’s estimated obligations related to sites on the National Priority List. The reserve at December 31, 2008 included $193 million for environmental contingencies associated with the former chromium manufacturing plant in Jersey City, $48 million for environmental contingencies associated with the Calcasieu River estuary and three operating plant sites in PPG’s chemical business, $31 million for environmental contingencies related to SigmaKalon operations, and $27 million for other environmental contingencies, including National Priority List sites. Pretax charges against income for environmental remediation costs totaled $4 million and $9 million, respectively, for the three and nine months ended September 30, 2009, and $5 million and $12 million, respectively, for the three and nine months ended September 30, 2008, and are included in “Other charges” in the accompanying condensed consolidated statement of income. Cash outlays related to such environmental remediation aggregated $7 million and $19 million, respectively, for the three and nine months ended September 30, 2009, and $9 million and $17 million, respectively, for the three and nine months ended September 30, 2008. The impact of foreign currency increased the liability by $2 million in the first nine months of 2009.

The Company’s continuing efforts to analyze and assess the environmental issues associated with a former chromium manufacturing plant site located in Jersey City, and at the Calcasieu River Estuary located near the Lake Charles, La., chlor-alkali plant resulted in a pre-tax charge of $173 million in the third quarter of 2006 for the estimated costs of remediating these sites. These charges for estimated environmental remediation costs in 2006 were significantly higher than PPG’s historical range. Excluding 2006, pretax charges against income have ranged between $10 million and $49 million per year for the past 15 years. PPG anticipates that charges against income in 2009 for environmental remediation costs will be within this historical range.

Management expects cash outlays for environmental remediation costs to be approximately $35 million in 2009 and to range from $50 million to $70 million annually through 2013. It is possible that technological, regulatory and enforcement developments, the results of environmental studies and other factors could alter the Company’s expectations with respect to charges against income and future cash outlays. Specifically, the level of expected cash outlays is highly dependent upon activity related to the former chromium manufacturing plant site in New Jersey as discussed below.

Since 1990, PPG has remediated 47 of 61 residential and nonresidential sites under the 1990 Administrative Consent Order (“ACO”). The most significant of the 14 remaining sites is the former chromium manufacturing location in Jersey City. The principal contaminant of concern is hexavalent chromium. Based on current estimates, at least 500,000 tons of soil may be potentially impacted for all remaining sites. The Company submitted a feasibility study work plan to the New Jersey Department of Environmental Protection (“NJDEP”) in October 2006 that includes a review of the available remediation technology alternatives for the former chromium manufacturing location. Under the feasibility study work plan, remedial alternatives which will be assessed include, but are not limited to, soil excavation and offsite disposal in a licensed disposal facility, in situ chemical stabilization of soil and groundwater, and in situ solidification of soils. PPG has submitted a Remedial Action Work Plan for one other of the remaining sites under the ACO. This proposal has been submitted to the NJDEP for approval. In addition, investigation activities are ongoing for an additional six sites covered by the ACO adjacent to the former manufacturing site with completion expected in 2010 to 2011. Investigation activities have not yet begun for the remaining six sites covered by the ACO, but PPG believes the results of the study at the former chromium manufacturing location will also provide the Company with relevant information concerning remediation alternatives at these sites.

As a result of the extensive analysis undertaken in connection with the preparation and submission of the feasibility study work plan for the former chromium manufacturing location described above, the Company recorded a pretax charge of $165 million in the third quarter of 2006. The charge included estimated costs for remediation at the 14 remaining ACO sites, including the former manufacturing site, and for the resolution of litigation filed by NJDEP in May 2005 as discussed below. The principal estimated cost elements of the third quarter 2006 charge and of the remaining reserve at September 30, 2009 were based on competitively derived or readily available remediation industry cost data for representative remedial options, e.g., excavation and in situ stabilization/solidification. The major cost components are (i) in place soil treatment and transportation and disposal of excavated soil and (ii) construction services (related to soil excavation, groundwater management and site security), which account for approximately 50% and 30% of the reserve, respectively, as of September 30, 2009. The reserve also includes estimated costs for remedial investigation, interim remedial measures, engineering and project management. The most significant assumptions underlying the reserve are those related to the extent and concentration of chromium impacts in the soil, as these will determine the quantity of soil that must be treated in place, the quantity that will have to be excavated and transported for offsite disposal, and the nature of disposal required. The charges are exclusive of any third party indemnification, as management believes the likelihood of receiving any such amounts to be remote.

In May 2005, the NJDEP filed a complaint against PPG and two other former chromium producers seeking to hold the parties responsible for a further 53 sites where the source of chromium contamination is not known and to recover costs incurred by the agency in connection with its response activities at certain of those sites. During the third quarter of 2008, the parties reached an agreement in principle on all claims relating to these 53 sites (the “Orphan Sites Settlement”). Under the terms of the proposed Orphan Sites Settlement, PPG would, among other things, accept responsibility for remediation of 6 of the 53 sites, one half of the cost for remediating 9 sites where chrome ore processing residue was used as fill in connection with the installation or repair of sewer pipes owned by the City, reimburse the NJDEP for a portion of past costs in the amount of $5 million and be responsible for the NJDEP’s oversight costs associated with the sites for which PPG is wholly or partially responsible. The proposed Orphan Sites Settlement would not affect PPG’s responsibilities for the 14 remaining unremediated sites covered by PPG’s ACO. However, a settlement agreement among PPG, NJDEP and Jersey City has been reached and memorialized in the form of a Judicial Consent Order (the “JCO”) that was entered by the Court on June 26, 2009. PPG’s remedial obligations under the ACO with NJDEP have been incorporated into the JCO. Pursuant to the JCO, a new process has been established for the review of the technical reports PPG must submit for the investigation and remedy selection for the 14 ACO sites and the 6 sites for which PPG has accepted sole responsibility under the terms of the proposed Orphan Sites Settlement (i.e. 20 PPG Sites). The JCO also provides for the appointment of a court-approved Site Administrator who will be responsible for establishing a master schedule for the remediation of the 20 PPG sites. The JCO establishes a goal, based on currently applicable remedial provisions, to remediate soils and sources of contamination at the PPG sites as expeditiously as possible with a five year goal for completion in accordance with a master schedule to be developed by the Site Administrator. On July 6, 2009, former United States Environmental Protection Agency Deputy Administrator, Michael McCabe, was appointed as Site Administrator under the JCO. The JCO also resolves reparation claims by the City of Jersey City with the payment of $1.5 million over a 4-5 year time period. The JCO does not otherwise affect PPG’s responsibility for the remediation of the 14 ACO sites. PPG’s estimated costs under the proposed Orphan Sites Settlement and the JCO are included in the September 30, 2009 reserve for New Jersey chrome environmental remediation matters.

Multiple future events, including completion of feasibility studies, remedy selection, remedy design and remedy implementation involving governmental agency action or approvals will be required, and considerable uncertainty exists regarding the timing of these future events for the remaining 14 sites covered by the ACO. Final resolution of these events is expected to occur over an extended period of time. However, based on current information, it is expected that feasibility study approval and remedy selection could occur during 2010 to 2011 for the former chromium plant and six adjacent sites, while remedy design and approval could occur during 2010 to 2011, and remedy implementation could occur during 2012 to 2014, with some period of long-term monitoring for remedy effectiveness to follow related to these seven sites. One other site is expected to be remediated during 2010 to 2011. Activities at the six other sites have not yet begun and the timing of future events related to these sites cannot be predicted at this time. As these events occur and to the extent that the cost estimates of the environmental remediation remedies change, the existing reserve for this environmental remediation will be adjusted. Based on current information, PPG expects cash outlays related to remediation efforts in New Jersey to range from $10 million to $15 million in 2009 and $30 million to $50 million annually from 2010 through 2013.

In Lake Charles, the U.S. Environmental Protection Agency (“USEPA”) completed an investigation of contamination levels in the Calcasieu River Estuary and issued a Final Remedial Investigation Report in September 2003, which incorporates the Human Health and Ecological Risk Assessments, indicating that elevated levels of risk exist in the estuary. PPG and other potentially responsible parties are performing a feasibility study under the authority of the Louisiana Department of Environmental Quality (“LDEQ”). PPG’s exposure with respect to the Calcasieu Estuary is focused on the lower few miles of Bayou d’Inde, a small tributary to the Calcasieu Estuary near PPG’s Lake Charles facility, and about 150 to 200 acres of adjacent marshes. The Company and three other potentially responsible parties submitted a draft remediation feasibility study report to the LDEQ in October 2006. The proposed remedial alternatives include sediment dredging, sediment capping, and biomonitoring of fish and shellfish. Principal contaminants of concern which may require remediation include various metals, dioxins and furans, and polychlorinated biphenyls. In response to agency comments on the draft study, the companies conducted additional investigations and submitted a revised feasibility report to the agencies in the third quarter of 2008. Government officials have indicated that a U.S. Army Corps of Engineers’ study has concluded that the proposed remedy will not adversely affect drainage in communities adjacent to Bayou d’Inde. Consequently, the government and potentially responsible parties are in the process of resolving final comments on the feasibility report, which could be issued for public comment as soon as the fourth quarter 2009.

Multiple future events, such as feasibility study approval, remedy selection, remedy design and remedy implementation involving agency action or approvals related to the Calcasieu River estuary will be required and considerable uncertainty exists regarding the timing of these future events. Final resolution of these events is expected to occur over an extended period of time. However, based on currently available information it is expected that feasibility study approval and remedy selection could occur in 2010, remedy design and approval could occur during 2010 to 2011, and remedy implementation could occur during 2011 to 2014, with some period of long-term monitoring for remedy effectiveness to follow. In addition, PPG’s obligation related to any potential remediation will be dependent in part upon the final allocation of responsibility among the potentially responsible parties. Negotiations with respect to this allocation are ongoing, but the outcome is uncertain.

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

The status of the remediation activity at the sites in New Jersey and at the Calcasieu River Estuary in Louisiana and the factors that could result in the need for additional environmental remediation reserves at those sites are described above. Initial remedial actions are occurring at the three operating plant sites in the chemicals businesses. These three operating plant sites are in Barberton, Ohio, Lake Charles, La., and Natrium, W.Va. At Barberton, PPG has completed a Facility Investigation and Corrective Measure Study (“CMS”) under USEPA’s Resource Conservation and Recycling Act (“RCRA”) Corrective Action Program. Currently, PPG is implementing the remediation alternatives recommended in the CMS using a performance-based approach with USEPA Region V oversight. However, USEPA V is transferring its oversight authority to the Ohio Environmental Protection Agency (OEPA) which should be completed in early 2010. Similarly, the Company has completed a Facility Investigation and CMS for the Lake Charles facility under the oversight of the LDEQ. The LDEQ has accepted the proposed remedial alternatives which are expected to be incorporated into the facility’s RCRA operating permit during 2009. Planning for or implementation of these proposed alternatives is in progress. At the Natrium facility, a facility investigation has been completed and initial interim remedial measures have been implemented to mitigate soil impacts. There is additional investigation of groundwater contamination ongoing which may indicate the need for further remedial actions to address specific areas of the facility.

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

Other Matters

The Company, with the assistance of outside counsel, has conducted an investigation into potential violations of the U.S. export control laws, related to the export of small quantities (approximately 1,000 gallons) of protective coatings for potential use in Pakistan in 2006. The Company made a preliminary disclosure of potential U.S. export control violations to the U.S. Department of Commerce in February 2007, and made further disclosures in its supplemental memorandum in support of its disclosure in April 2009. The Company is cooperating fully with the U.S. Department of Commerce’s Bureau of Industry and Security and with the U.S. Department of Justice in connection with their ongoing investigation relating to this export controls issue, and has responded to administrative subpoenas from the Commerce Department and a federal grand jury subpoena. Violations of the export control laws may result in civil, administrative or criminal fines or penalties, loss of export privileges, debarment or a combination of these penalties. At this time, the Company is unable to determine the outcome of the government’s investigation or its possible effect on the Company.

PPG is a defendant in a matter in the California State Court in San Francisco in which plaintiffs claim that PPG and other defendants manufactured a defective product, the dry cleaning solvent perchloroethylene (“PCE”), and failed to provide adequate warnings regarding the environmental risks associated with the use of PCE. The plaintiffs claim the defendants are responsible for remediation of soil and groundwater contamination at numerous dry cleaner sites in Modesto, California. In 2006, a Phase 1 trial was conducted as to four sites. The jury returned a verdict against PPG, The Dow Chemical Company, Vulcan, Oxy, and R.R. Street. The verdict was not apportioned. Subsequent to the Phase 1 verdict, Vulcan and Oxy settled. In 2008, trial commenced on 18 Phase 2 Sites. Prior to submission of the case to the jury, the Court granted non-suit motions filed by all the defendants that limited PPG’s potential liability to one of the 18 sites. The damages sought at this one site totaled $27 million. A jury verdict in the amount of $18 million was returned against PPG and The Dow Chemical Company on May 18, 2009. The verdict was not apportioned. The jury was not able to reach a verdict on the statute of limitations issue on the site in question. PPG and Dow appealed the trial court’s refusal to decide the statute of limitations issue and to set the issue for re-trial. In July 2009, the Superior Court ordered the trial court to decide the issue without re-trial. On August 24, 2009, the trial court issued an opinion finding that the City’s claims were barred by the statute of limitations. The effect of the ruling is to nullify the jury’s Phase 2 damage award. In October 2009, the trial court will hold a non-jury trial of the City’s damage claims under the “Polanco Act” for certain remediation costs incurred to date. The City’s claims under this California statute relate to four sites and total approximately $1 million. After the re-trial, the Court will combine the Phase 1 verdict with any verdicts on the Polanco Act claims. The Court will then decide what amount of prior settlements will be applied to the verdict. The allocation of prior settlements will be the subject of briefing and a Court decision prior to the entry of a final judgment.

The Company accrues for product warranties at the time the products are sold based on historical claims experience. As of September 30, 2009 and December 31, 2008, the reserve for product warranties was $10 million. Pretax charges against income for product warranties and the related cash outlays were not material for the three and nine months ended September 30, 2009 and 2008.

The Company had outstanding letters of credit of $96 million and guarantees of $73 million as of September 30, 2009. The Company does not believe any loss related to such guarantees is likely.

On April 30, 2009, Chrysler’s U.S. operations filed for bankruptcy. General Motor’s U.S. operations filed for bankruptcy on June 1, 2009. PPG collected substantially all amounts that were due from Chrysler and General Motors as of the dates of the respective bankruptcy filings. As such, there have been no material charges to earnings in 2009 as a result of these customer bankruptcies. Chrysler and General Motors have subsequently emerged from bankruptcy; however, we remain focused on the continual management of this automotive customer credit risk. The economic downturn has caused declines in 2009 global production of automobiles and light trucks, which have adversely impacted our sales volumes. Additionally, the same economic conditions that are impacting our continuing businesses that serve the automotive OEM market are affecting the divested automotive glass and services business, in which PPG maintains an approximate 40 percent interest.

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

Reportable segment net sales and segment income (loss) for the three and nine months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2009	2008	2009	2008
	(Millions)
Net sales:
Performance Coatings	$1,075	$1,229	$3,069	$3,612
Industrial Coatings	824	1,022	2,209	3,232
Architectural Coatings - EMEA	559	632	1,495	1,835
Optical and Specialty Materials	257	290	757	895
Commodity Chemicals	287	500	967	1,418
Glass (a)	223	552	626	1,669

Total (b)	$3,225	$4,225	$9,123	$12,661

Segment income (loss):
Performance Coatings	$155	$148	$402	$439
Industrial Coatings	58	48	70	252
Architectural Coatings - EMEA	59	61	117	141
Optical and Specialty Materials	67	61	188	211
Commodity Chemicals	19	116	144	252
Glass (a)	(6)	17	(40)	77

Total	352	451	881	1,372
Legacy items (c)	(11)	(4)	(48)	(11)
Business restructuring (Note 7)	—	(163)	(186)	(163)
Gain on automotive glass and services divestiture (Note 6)	—	15	—	15
Acquisition–related costs (d)	—	—	—	(117)
Depreciation catch-up charge (e)	—	—	—	(17)
Divestiture related benefit costs (f)	—	—	—	(19)
Asbestos settlement–net	(3)	(5)	(10)	(9)
Interest expense, net of interest income	(40)	(57)	(124)	(176)
Unallocated stock based compensation (Note 19)	(8)	(12)	(21)	(27)
Other unallocated corporate expense – net	(15)	(22)	(75)	(68)

Income before income taxes	$275	$203	$417	$780

(a)	Glass net sales and segment income include the results of the automotive glass and services business for the three and nine months ended September 30, 2008 (See Note 6, “Divestiture of the Automotive Glass and Services Business”).
(b)	Intersegment net sales for the three and nine months ended September 30, 2009 and 2008 were not material.
(c)	Legacy items include current costs related to former operations of the Company, including certain environmental remediation, pension and other postretirement benefit costs, and certain charges for legal and other matters. Legacy items also include the equity earnings/(loss) from PPG’s approximately 40 percent investment in the former automotive glass and services business for the three and nine months ended September 30, 2009. These legacy items are excluded from the segment income (loss) that is used to evaluate the performance of the operating segments.
(d)	Represents costs related to the SigmaKalon acquisition, including $94 million for the flow-through cost of sales of the step up to fair value of acquired inventory and $23 million for the write-off of in-process research and development. These costs were considered to be unusual and non-recurring and did not reduce the segment earnings used to evaluate the performance of the operating segments.

(e)	For the nine months ended September 30, 2008, represents the catch-up of depreciation expense through March 31, 2008, which was suspended when the automotive glass and services business was classified as a discontinued operation in September 2007.
(f)	Represents special termination benefits and pension curtailment loss relating to the impact of benefit changes, including accelerated vesting, negotiated as part of the pending sale of the automotive glass and services business for the nine months ended September 30, 2008. These costs were considered to be unusual and non-recurring and did not reduce the segment earnings used to evaluate the performance of the operating segments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Performance in Third Quarter of 2009 Compared to Third Quarter of 2008

Performance Overview

Sales decreased 24% in the third quarter of 2009 to $3,225 million compared to $4,225 million for the third quarter of 2008. Lower volumes in all reportable segments accounted for a decrease of 12% and the absence of sales from the divested automotive glass and services business accounted for a decrease of 5%. The remaining decrease of 7% was split equally between weaker foreign currency and lower selling prices, primarily in the Commodity Chemicals segment.

Cost of sales, exclusive of depreciation and amortization, decreased by $712 million for the third quarter of 2009 to $1,989 million compared to $2,701 million for the third quarter of 2008. Cost of sales as a percentage of sales was 61.7% for the third quarter of 2009 compared to 63.9% for the third quarter of 2008. This decrease was primarily a result of lower energy and raw material costs and improved sales mix.

Selling, general and administrative expenses decreased by $145 million in the third quarter of 2009 compared to the third quarter of 2008 due to lower sales volumes, specific overhead cost reduction actions taken in response to the decline in the global economy and the impact of foreign currency translation.

Depreciation expense declined to $88 million in the third quarter of 2009 as compared to $105 million in the third quarter of 2008 due to the impact of foreign currency translation, our restructuring actions over the past year and the divestiture of our automotive glass and services business. Research and development costs declined from $114 million in the third quarter of 2008 to $95 million in the third quarter of 2009 largely due to cost reduction efforts and the impact of foreign currency translation. Interest expense declined from $62 million to $47 million in the third quarter of 2009, reflective of the lower debt balances and lower interest rates in the third quarter of 2009.

The effective tax rate on pretax earnings was 33% for the third quarter of 2009 compared to 32% for the third quarter of 2008. The third quarter 2009 effective tax rate includes a tax benefit of 39% on the adjustment to increase the current value of the Company’s obligation relating to the proposed asbestos settlement arrangement. The third quarter 2008 effective tax rate included a tax benefit of 32% related to the business restructuring charge, a benefit of 39% on the adjustment to increase the current value of the Company’s obligation relating to the proposed asbestos settlement arrangement and the tax expense related to the gain on the divestiture of the automotive glass and services business. The effective tax rate was 33% on the remaining pretax earnings for the third quarter of 2009 compared to 30% for the third quarter of 2008 due to a shift in the geographical mix of pretax earnings.

Net income (attributable to PPG) and earnings per share – assuming dilution (attributable to PPG) are summarized below:

(Millions, except per share amounts)
Three Months ended September 30, 2009	Net Income
	$	EPS
Net income (attributable to PPG)	$159	$0.96
Net income (attributable to PPG) includes:
Charge related to asbestos settlement(1)	2	0.01

(Millions, except per share amounts)
Three Months ended September 30, 2008	Net Income
	$	EPS
Net income (attributable to PPG)	$117	$0.70
Net income (attributable to PPG) includes:
Business restructuring	110	0.67
Gain on divestiture of automotive glass and services business	(3)	(0.02)
Charge related to asbestos settlement(1)	3	0.02

(1)	Net increase in the current value of the Company’s obligation under the proposed asbestos settlement.

Performance of Reportable Business Segments

Performance Coatings sales decreased 13% to $1,075 million for the third quarter of 2009 compared to $1,229 million for the third quarter of 2008. Sales declined 13% as a result of lower sales volumes, particularly in the automotive refinish business and architectural coatings – Americas and Asia/Pacific business. The volume decline in automotive refinish was most pronounced in the U.S. and Europe, while the decline in architectural coatings was mainly in the U.S. and Latin America. Weaker foreign currency also reduced sales by 3%. Sales increased 3% due to improved pricing. Segment income was $155 million for the third quarter of 2009 compared to $148 million for the third quarter of 2008. The earnings impact of lower sales were more than offset by lower overhead and input costs.

Industrial Coatings sales decreased 19% to $824 million for the third quarter of 2009 compared to $1,022 million for the third quarter of 2008. Sales decreased 18% due primarily to lower sales volumes, most notably in the automotive and industrial businesses, reflecting the continued impact that the global recession has had on demand in most regions of the world. Volume declines in the automotive business occurred in all major geographic regions, except Asia/Pacific, which posted a considerable gain. Volume declines in the industrial business occurred in all major geographic regions. Sales also declined 4% due to the negative impact of foreign currency translation. Sales increased 2% due to the positive impact of acquisitions and 1% due to increased selling prices. Segment income was $58 million for the third quarter of 2009 compared to segment income of $48 million for the same quarter in 2008. In this segment as well, the earnings impact of lower sales in the quarter was more than offset by lower overhead, manufacturing and input costs.

Architectural Coatings - EMEA (Europe, Middle East and Africa) sales decreased 12% to $559 million for the third quarter of 2009 compared to $632 million for the third quarter of 2008. Sales decreased due, in large part, to the negative impact of foreign currency translation. Lower sales volumes were partially offset by increased selling prices. Segment income was $59 million for the third quarter of 2009 compared to $61 million for the same quarter in 2008. Factors decreasing segment income were lower sales volumes and negative currency impacts. These factors were partially offset by lower overhead and manufacturing costs.

Optical and Specialty Materials sales decreased 11% to $257 million for the third quarter of 2009 compared to $290 million for the third quarter of 2008. Sales volumes decreased 9% in part reflecting the decline from strong third quarter 2008 volumes associated with the launch of Transitions Optical’s next generation lens product. Volumes were also lower in the silicas business as a result of the continued slowdown in the automotive OEM market. Sales declined 2% due to the negative impact of foreign currency translation. Segment income was $67 million for the third quarter of 2009 compared to $61 million for the same quarter in 2008. The increase in segment income was primarily the result of lower manufacturing and overhead costs offset by the impact of lower sales volumes.

Commodity Chemicals sales decreased 43% to $287 million for the third quarter of 2009 compared to $500 million for the third quarter of 2008. Sales declined primarily due to lower selling prices and to a lesser extent lower sales volumes. Segment income was $19 million for the third quarter of 2009 compared to $116 million for the same quarter in 2008. Segment income decreased in large part due to lower selling prices which were only partially offset by lower input costs, primarily natural gas, and other cost savings measures.

Glass sales decreased $329 million to $223 million for the third quarter of 2009 compared to $552 million for the third quarter of 2008. The decline in sales includes the $229 million impact from the divestiture of a majority interest in the automotive glass and services business, which was completed in September 2008. The remaining sales decline of $100 million relates to the performance glazings and fiber glass businesses and represents a decline of 31% from their third quarter 2008 sales, largely due to lower volumes reflecting reduced construction and general industrial demand. The remainder was due to weaker foreign currency and lower selling prices. Segment loss was $6 million for the third quarter of 2009 compared to segment earnings of $17 million for the same quarter in 2008. The decline in segment earnings was due to the negative impact of lower sales volumes and prices, as well as lower equity earnings. Lower overhead and production input costs positively impacted segment income.

Performance in the First Nine Months of 2009 Compared to First Nine Months of 2008

Performance Overview

Sales decreased 28% for the first nine months of 2009 to $9,123 million compared to $12,661 million for the first nine months of 2008. Lower volumes in all reportable segments accounted for a decrease of 17%, weaker foreign currency accounted for a decrease of 6% and the absence of sales from the divested automotive glass and services business accounted for a decrease of 5%.

Cost of sales, exclusive of depreciation and amortization, decreased by $2,521 million for the first nine months of 2009 to $5,605 million compared to $8,126 million for the first nine months of 2008. This decrease corresponds with the decrease in sales. Cost of sales as a percentage of sales was 61.4% for the first nine months of 2009 compared to 64.2% for the first nine months of 2008. Cost of sales in the first nine months of 2008 includes $94 million for the flow through cost of sales of the step up to fair value of acquired inventory. The remaining reduction in cost of sales as a percentage of sales was due to favorable mix.

Selling, general and administrative expenses decreased by $503 million in the first nine months of 2009 compared to the first nine months of 2008 due to lower sales volumes, specific overhead cost reduction actions taken in response to the decline in the global economy, the impact of foreign currency translation and the absence of the 2008 charge of $19 million for special termination benefits and a pension curtailment loss relating to the sale of the automotive glass and services business.

Depreciation expense declined to $264 million in the first nine months of 2009 as compared to $340 million in the first nine months of 2008 due to both the impact of foreign currency translation, our restructuring actions and the divestiture of the automotive glass and services business. Research and development costs declined from $344 million in the first nine months of 2008 to $286 million in the first nine months of 2009 largely due to cost reduction efforts and the impact of foreign currency translation. Interest expense declined from $193 million to $144 million in the first nine months of 2009, reflective of the lower debt balances and interest rates in the first nine months of 2009.

The charge for in-process research and development in the first nine months of 2008 of $23 million was related to the 2008 SigmaKalon acquisition.

Other earnings decreased to $110 million in the first nine months of 2009 as compared to $143 million for the first nine months of 2008. This decrease was largely due to lower equity earnings, including equity losses from PPG’s investment in the former automotive glass and services business and lower equity earnings from our Asian fiber glass joint ventures and the absence of the 2008 gain of $15 million from the sale of the automotive glass and services business.

The effective tax rate on pretax earnings was 37% for the first nine months of 2009 compared to 30.5% for the first nine months of 2008. The effective tax rate for the first nine months of 2009 includes a tax benefit of 24% related to the business restructuring charge and a tax benefit of 39% on the adjustment to increase the current value of the Company’s obligation relating to the proposed asbestos settlement arrangement. The effective tax rate for the first nine months of 2008 included a tax benefit of $6 million related to the settlement with the Internal Revenue Service of our U.S. tax returns for the years 2004 and 2005, a tax benefit of 24% on costs related to the acquisition of SigmaKalon, a tax benefit of 36% on the charges for the catch-up of depreciation expense and the impact of benefit changes related to the divestiture of the automotive glass and services business, a tax benefit of 32% related to the business restructuring charge, a tax benefit of 39% on the adjustment to increase the current value of the Company’s obligation relating to the proposed asbestos settlement arrangement and the tax expense related to the gain on the divestiture of the automotive glass and services business. The effective tax rate was 33% on the remaining pretax earnings for the first nine months of 2009 compared to 30% for the first nine months of 2008 due to a shift in the geographical mix of pretax earnings.

Net income (attributable to PPG) and earnings per share – assuming dilution (attributable to PPG) are summarized below:

(Millions, except per share amounts)
Nine Months ended September 30, 2009	Net Income
	$	EPS
Net income (attributable to PPG)	$194	$1.17
Net income (attributable to PPG) includes:
Business restructuring charge	141	0.86
Charge related to asbestos settlement(1)	6	0.04

(Millions, except per share amounts)
Nine Months ended September 30, 2008	Net Income
	$	EPS
Net income (attributable to PPG)	$467	$2.82
Net income (attributable to PPG) includes:
Charge related to asbestos settlement(1)	5	0.03
Business restructuring charge	110	0.67
Gain on divestiture of automotive glass and services business	(3)	(0.02)
Acquisition-related costs(2)	89	0.54
Depreciation catch-up charge (3)	11	0.07
Divestiture related benefit costs(4)	12	0.07

(1)	Net increase in the current value of the Company’s obligation relating to asbestos claims under the proposed asbestos settlement.
(2)	Costs related to SigmaKalon acquisition, including $66 million aftertax for the flow-through cost of sales of the step up to fair value of acquired inventory and $23 million aftertax for the write-off of in-process research and development.
(3)	Represents the catch-up of depreciation expense, which was suspended when the automotive glass and services business was classified previously as a discontinued operation.
(4)	Represents special termination benefits and a pension curtailment loss relating to the impact of benefit changes, including accelerated vesting, negotiated as part of the sale of the automotive glass and services business.

Performance of Reportable Segments

Performance Coatings sales decreased 15% to $3,069 million for the first nine months of 2009 compared to $3,612 million for the first nine months of 2008. Sales declined 12% as a result of lower sales volumes, particularly in the automotive refinish business and architectural coatings – Americas and Asia/Pacific business. The volume decline in automotive refinish was most pronounced in the U.S. and Europe, while the decline in architectural coatings was mainly in the U.S. and Latin America. Weaker foreign currency also reduced sales by 6%. Sales increased 3% due to improved pricing. Segment income was $402 million for the first nine months of 2009 compared to $439 million for the first nine months of 2008. The earnings impact of lower sales was partially offset by lower overhead and input costs.

Industrial Coatings sales decreased 32% to $2,209 million for the first nine months of 2009 compared to $3,232 million for the first nine months of 2008. Sales decreased 27% due to lower sales volumes, most notably in the automotive and industrial businesses, reflecting the continued severe decline in demand resulting from the global recession. Volume declines in these businesses occurred in all major regions. Sales also declined 7% due to the negative impact of foreign currency translation. Sales increased 2% due to the positive impact of acquisitions and increased selling prices. Segment income was $70 million for the first nine months of 2009 compared to $252 million for the same period in 2008. The lower sales volumes significantly reduced segment earnings while the negative impact of foreign currency also contributed to the decline. Factors increasing segment income were lower overhead, manufacturing and input costs and selling prices.

Architectural Coatings - EMEA sales decreased 19% to $1,495 million for the first nine months of 2009 compared to $1,835 million for the first nine months of 2008. Sales decreased 13% due to the negative impact of foreign currency translation and 8% from lower sales volumes. These factors were slightly offset by increased selling prices. Segment income was $117 million for the first nine months of 2009 compared to $141 million for the same period in 2008. The lower sales volumes, inflation and weaker foreign currency reduced segment income. This decrease was not fully offset by lower overhead costs and higher selling prices.

Optical and Specialty Materials sales decreased 15% to $757 million for the first nine months of 2009 compared to $895 million for the first nine months of 2008. Sales volumes decreased 12% in part reflecting strong 2008 volumes associated with the launch of Transitions Optical’s next generation lens product in North America. Volumes were also lower in the silicas business as a result of the continued slowdown in the automotive OEM market. Sales declined 4% due to the negative impact of foreign currency translation, which was partially offset by a slight increase in selling prices. Segment income was $188 million for the first nine months of 2009 compared to $211 million for the same period in 2008. The decrease in segment income was primarily the result of lower sales volumes, which was partially offset by lower manufacturing and overhead costs.

Commodity Chemicals sales decreased 32% to $967 million for the first nine months of 2009 compared to $1,418 million for the first nine months of 2008. Sales declined largely due to lower sales volumes and lower selling prices. Segment income was $144 million for the first nine months of 2009 compared to $252 million for the same period in 2008. Segment income decreased in large part due to the negative impact of lower selling prices, as well as lower sales volumes and higher manufacturing costs stemming from the lower production levels in 2009. Factors increasing segment income were lower input costs, particularly, energy, and lower overhead costs.

Glass sales of $626 million for the first nine months of 2009 were down $1,043 million compared to the sales for the first nine months of 2008. About $720 million of the decline in sales was due to the divestiture of a majority interest in the automotive glass and services business, which was completed in September 2008. The remaining sales decline of about $325 million relates to the performance glazings and fiber glass businesses and represents a decline of 33% from their sales in the nine-month period of 2008, largely due to lower volumes reflecting reduced construction and general industrial demand. Weaker foreign currency and lower selling prices also resulted in lower 2009 sales. Segment loss was $40 million for the first nine months of 2009 compared to segment earnings of $77 million for the same period in 2008. The decline in segment earnings was due to the negative impact of lower sales volumes, lower equity earnings and the absence of earnings from the divested automotive glass and services business. Lower overhead, manufacturing and input costs positively impacted segment income.

Liquidity and Capital Resources

Cash from operating activities for the nine months ended September 30, 2009 was $760 million versus cash from operations of $868 million for the comparable period of 2008. This decrease in cash from operating activities in 2009 is primarily due to lower earnings for the nine months ended September 30, 2009 and the negative impact of higher pension contributions offset by an increase in cash from reducing our working capital. PPG has made 2009 cash pension contributions totaling approximately $210 million, including a $160 million voluntary contribution that we made to our U.S. pension plans. Pension contributions in the first nine months of 2008 totaled $110 million. The change in working capital elements, excluding the impact of currency, included in cash from operating activities was a source of cash during the nine month period of 2009 of about $30 million. This was an improvement from the prior year period of nearly $275 million. Cash from operations and the Company’s debt capacity are expected to continue to be sufficient to fund operating activities, capital spending, including acquisitions, dividend payments, debt service, amounts due under the proposed asbestos settlement, share repurchases, and contributions to pension plans.

The ratio of total debt, including capital leases, to total debt and equity was 50% at September 30, 2009 and 54% at December 31, 2008. The decrease at September 30, 2009 is primarily due to the reduction of the Company’s debt.

We did not have a mandatory contribution to make to our U.S. defined benefit pension plans in 2009; however, due in large part to the negative investment return on pension plan assets in 2008, we have made voluntary contributions to these plans in 2009 totaling $260 million. We expect to make mandatory contributions to our non-U.S. plans in 2009 of approximately $85 million, of which approximately $70 million was made by September 30, 2009. Of the total 2009 contributions to date of $330 million, approximately $120 million was made in the form of PPG stock.

In June 2009, PPG entered into a $400 million three year unsecured term loan. During the third quarter, $116 million of the proceeds from this term loan were used to retire our 7.05% Notes due 2009; the remainder of the loan proceeds of approximately $284 million were used to retire outstanding amounts under our €650 million revolving credit facility in the second and third quarters. The principal amount of this term loan is due in three years and the interest rate is variable based on a spread over LIBOR.

In December of 2008, the Company entered into an agreement with a counterparty to repurchase 1.5 million shares of the Company’s stock. Under the terms of the agreement, the counterparty purchased the shares in the open market in January of 2009 and is now holding the shares until such time as the Company pays the agreed upon price of $39.53 per share and takes possession of these shares. These shares are not considered outstanding for basic and diluted earnings per share calculations and total shareholders’ equity at September 30, 2009 has been reduced by approximately $59 million, representing the amount that will be paid by PPG to the counterparty upon settlement.

New Accounting Standards

See Note 2, “Newly Adopted Accounting Standards,” to the accompanying condensed consolidated financial statements for further details of recently adopted accounting pronouncements.

See Note 3, “Other New Accounting Standards,” to the accompanying condensed consolidated financial statements for further details of new accounting pronouncements not yet adopted.

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

As of September 30, 2009 and December 31, 2008, PPG had reserves for environmental contingencies totaling $291 million and $299 million, respectively, of which $43 million and $44 million, respectively, were classified as current liabilities. Pretax charges against income for environmental remediation costs totaled $4 million and $9 million, respectively, for the three and nine months ended September 30, 2009, and $5 million and $12 million, respectively, for the three and nine months ended September 30, 2008, and are included in “Other charges” in the accompanying condensed consolidated statement of income. Cash outlays related to such environmental remediation aggregated $7 million and $19 million, respectively, for the three and nine months ended September 30, 2009, and $9 million and $17 million, respectively, for the three and nine months ended September 30, 2008. The impact of foreign currency increased the liability by $2 million in the first nine months of 2009.

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

Management expects cash outlays for environmental remediation costs to be approximately $35 million in 2009 and to range from $50 million to $70 million annually through 2013. It is possible that technological, regulatory and enforcement developments, the results of environmental studies and other factors could alter the Company’s expectations with respect to charges against income and future cash outlays. Specifically, the level of expected cash outlays is highly dependent upon activity related to the former chromium manufacturing plant site in New Jersey.

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

Many factors could cause actual results to differ materially from the Company’s forward-looking statements. Such factors include global economic conditions, increasing price and product competition by foreign and domestic competitors, fluctuations in cost and availability of raw materials, the ability to maintain favorable supplier relationships and arrangements, the realization of anticipated cost savings from restructuring initiatives, difficulties in integrating acquired businesses and achieving expected synergies therefrom, economic and political conditions in international markets, the ability to penetrate existing, developing and emerging foreign and domestic markets, which also depends on economic and political conditions, foreign exchange rates and fluctuations in such rates, the impact of environmental regulations, unexpected business disruptions and the unpredictability of existing and possible future litigation, including litigation that could result if PPG’s settlement arrangement for asbestos claims does not become effective. However, it is not possible to predict or identify all such factors. Consequently, while the list of factors presented here and in the Company’s Form 10-K for the year ended December 31, 2008 under the caption “Item 1A. Risk Factors” are considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements.

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

PPG’s non-U.S. dollar denominated debt outstanding declined from $1,373 million at December 31, 2008 to $910 million at September 30, 2009. A weakening of the U.S. dollar by 10% against European currencies and by 20% against Asian and South American currencies would have resulted in unrealized translation losses of approximately $85 million and $118 million, at September 30, 2009 and December 31, 2008, respectively.

The Company entered into forward starting swaps in the third quarter of 2009 to effectively lock-in a fixed interest rate based on the 10-year swap rate, plus a corporate spread, related to future debt refinancings. The notional amount of these swaps totaled $250 million. As of September 30, 2009, the fair value of these swaps was a $13 million liability. A 10% decline in interest rates would unfavorably affect the fair value of these swaps by increasing the liability by $9 million.

There were no other material changes in the Company’s exposure to market risk from December 31, 2008.

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

For over 30 years, PPG has been a defendant in lawsuits involving claims alleging personal injury from exposure to asbestos. For a description of asbestos litigation affecting the Company and the terms and status of the proposed asbestos settlement arrangement, see Note 20, “Commitments and Contingent Liabilities” to the accompanying condensed consolidated financial statements under Part I, Item 1 of this Form 10-Q.

As described in Note 20, the Company continues to cooperate with the U.S. Department of Commerce’s Bureau of Industry and Security and with the U.S. Department of Justice in connection with their ongoing investigation relating to potential violations of the U.S. export control laws. At this time, the Company is unable to determine the outcome of the government’s investigation or its possible effect on the Company.

Over the past several years, the Company and others have been named as defendants in several cases in various jurisdictions claiming damages related to exposure to lead and remediation of lead-based coatings applications. PPG has been dismissed as a defendant from most of these lawsuits and has never been found liable in any of these cases.

A Notice of Intent (“NOI”) to file a Citizen Suit under the federal Clean Water Act has been received by PPG from the West Virginia Rivers Coalition and Oceana. The NOI alleges that PPG exceeded permitted discharge limits at its Natrium, West Virginia plant. The West Virginia Department of Environmental Protection filed suit in State Court for the permit exceedances covered by the NOI and informed PPG that it intended to seek a civil penalty. Prior to the expiration of the 60-day notice period, a lawsuit was filed in state court by the West Virginia Department of Environmental Protection (“WVDEP”) for the same alleged violations described in the Citizen Suit NOI, blocking the Citizen Suit for the time being. PPG is in the process of negotiating with WVDEP in an attempt to settle this matter. In PPG’s experience, resolution of matters such as these is difficult to predict, but PPG considers it probable that a civil penalty in excess of $100,000 will be assessed for this matter.

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

There were no material changes in the Company’s risk factors from the risks disclosed in the Company’s Form 10-K for the year ended December 31, 2008. However, we wish to reiterate that we sell products to the U.S.-based automotive original equipment manufacturers. On April 30, 2009, Chrysler’s U.S. operations filed for bankruptcy. General Motor’s U.S. operations filed for bankruptcy on June 1, 2009. PPG collected substantially all amounts that were due from Chrysler and General Motors as of the dates of the respective bankruptcy filings. As such, there have been no material charges to earnings in 2009 as a result of these customer bankruptcies. Chrysler and General Motors have subsequently emerged from bankruptcy; however, we remain focused on the continual management of this automotive customer credit risk. The economic downturn has caused declines in 2009 global production of automobiles and light trucks, which have adversely impacted our sales volumes. Additionally, the same economic conditions that are impacting our continuing businesses that serve the automotive OEM market are affecting the divested automotive glass and services business, in which PPG maintains an approximate 40 percent interest.

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

Under the PPG Deferred Compensation Plan for Directors, each director may elect to defer the receipt of all or any portion of the compensation paid to such director for serving as a PPG director. All deferred payments are held in the form of common stock equivalents. Payments out of the deferred accounts are made in the form of common stock of the Company (and cash as to any fractional common stock equivalent). In the third quarter of 2009, the directors, as a group, were credited with 3,507 common stock equivalents under this plan. The value of each common stock equivalent, when credited, ranged from $43.78 to $57.30.

Issuer Purchases of Equity Securities

The following table summarizes the Company’s stock repurchase activity for the three months ended September 30, 2009:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Programs
July 2009
Repurchase program	—	—	—	3,850,009
Other transactions (2)	—	—	—	—
August 2009
Repurchase program	—	—	—	3,850,009
Other transactions (2)	12,899	$56.20	—	—
September 2009
Repurchase program	—	—	—	3,850,009
Other transactions (2)	—	—	—	—

Total quarter ended September 30, 2009
Repurchase program	—	—	—	3,850,009	(3)

Other transactions (2)	12,899	$56.20	—	—

(1)	Shares may be repurchased under a 10 million share repurchase program approved by PPG’s Board of Directors in October 2005. This program does not have an expiration date.
(2)	Includes shares withheld or certified to in satisfaction of the exercise price and/or tax withholding obligation by holders of employee stock options who exercised options granted under the Company’s equity compensation plans.
(3)	Amount has not been reduced to reflect the impact of an agreement with a counterparty to repurchase 1,500,000 shares of PPG stock. Under the terms of this agreement, the counterparty purchased shares in the open market in January of 2009 and is now holding the shares until such time as the Company pays the agreed upon price of $39.53 per share and takes possession of these shares.

Item 4.	Submission of Matters to a Vote of Security Holders

The information set forth under “Item 4. Submission of Matters to a Vote of Security Holders” of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2009, is incorporated herein by reference in its entirety.

Item 6.	Exhibits

See the Index to Exhibits on Page 55.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PPG INDUSTRIES, INC.
(Registrant)

Date: October 26, 2009	By	/s/ ROBERT J. DELLINGER
Robert J. Dellinger Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

PPG Industries Inc. and Consolidated Subsidiaries

Index to Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q.

†10.1	Letter agreement with Robert J. Dellinger.

†10.2	Employment Agreement between PPG Industries Europe Sàrl, Rolle and Pierre-Marie DeLeener.

†10.3	Form of Nonqualified Stock Option Award Agreement

†10.4	Form of Performance-Based Restricted Stock Unit Award Agreement for Key Employees

†10.5	Form of Performance-Based Restricted Stock Unit Award Agreement

†10.6	Form of Time-Vested Restricted Stock Unit Award Agreement

†10.7	Form of TSR Share Award Agreement

†12	Computation of Ratio of Earnings to Fixed Charges for the Nine Months Ended September 30, 2009 and for the Five Years Ended December 31, 2008.

†31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed herewith.
*	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2009 and 2008, (ii) the Condensed Consolidated Balance Sheet at September 30, 2009 and December 31, 2008, (iii) the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2009 and 2008, and (iv) Notes to Condensed Consolidated Financial Statements for the nine months ended September 30, 2009. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.