Form 10-K
period 2009-12-31
PPG INDUSTRIES INC
filed 2010-02-18
CIK 79879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009	Commission File Number 1-1687

PPG INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	25-0730780
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

One PPG Place, Pittsburgh, Pennsylvania	15272
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:	412-434-3131

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock – Par Value $1.66 2/3	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  YES  ☒    NO  ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES  ☐    NO  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒    NO  ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Act).  YES  ☐    NO  ☒

The aggregate market value of common stock held by non-affiliates as of June 30, 2009, was $7,224 million.

As of January 31, 2010, 165,857,383 shares of the Registrant’s common stock, with a par value of $1.66 2/ 3 per share, were outstanding. As of that date, the aggregate market value of common stock held by non-affiliates was $9,716 million.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated By Reference In Part No.
Portions of PPG Industries, Inc. Proxy Statement for its 2010 Annual Meeting of Shareholders	III

2009 PPG ANNUAL REPORT AND FORM 10-K	3

PPG INDUSTRIES, INC.

AND CONSOLIDATED SUBSIDIARIES

As used in this report, the terms “PPG,” “Company,” “Registrant,” “we,” “us” and “our” refer to PPG Industries, Inc., and its subsidiaries, taken as a whole, unless the context indicates otherwise.

Note on Incorporation by Reference

Throughout this report, various information and data are incorporated by reference from the Company’s 2009 Annual Report (hereinafter referred to as “the Annual Report”). Any reference in this report to disclosures in the Annual Report shall constitute incorporation by reference only of that specific information and data into this Form 10-K.

4	2009 PPG ANNUAL REPORT AND FORM 10-K

Part I

Item 1. Business

PPG Industries, Inc., incorporated in Pennsylvania in 1883, is comprised of six reportable business segments: Performance Coatings, Industrial Coatings, Architectural Coatings – EMEA (Europe, Middle East and Africa), Optical and Specialty Materials, Commodity Chemicals and Glass. Each of the business segments in which PPG is engaged is highly competitive. However, the diversification of product lines and worldwide markets served tend to minimize the impact on PPG’s total sales and earnings from changes in demand for a particular product line or in a particular geographic area. Refer to Note 25, “Reportable Business Segment Information” under Item 8 of this Form 10-K for financial information relating to our reportable business segments.

Performance Coatings, Industrial Coatings and Architectural Coatings - EMEA

PPG is a major global supplier of protective and decorative coatings. The Performance Coatings, Industrial Coatings and Architectural Coatings – EMEA reportable segments supply protective and decorative finishes for customers in a wide array of end use markets, including industrial equipment, appliances and packaging; factory-finished aluminum extrusions and steel and aluminum coils; marine and aircraft equipment; automotive original equipment; and other industrial and consumer products. In addition to supplying finishes to the automotive original equipment market, PPG supplies refinishes to the automotive aftermarket. PPG also supplies coatings to painting and maintenance contractors and directly to consumers for decoration and maintenance. The coatings industry is highly competitive and consists of a few large firms with global presence and many smaller firms serving local or regional markets. PPG competes in its primary markets with the world’s largest coatings companies, most of which have global operations, and many smaller regional coatings companies. Product development, innovation, quality and technical and customer service have been stressed by PPG and have been significant factors in developing an important supplier position by PPG’s coatings businesses comprising the Performance Coatings, Industrial Coatings and Architectural Coatings – EMEA reportable segments.

On January 2, 2008, PPG completed the acquisition of SigmaKalon Group (“SigmaKalon”), a worldwide coatings producer based in Uithoorn, Netherlands. The results of operations of SigmaKalon are included in PPG’s consolidated financial statements from the acquisition date onward. The businesses acquired from SigmaKalon produce architectural, protective and marine and industrial coatings. The protective and marine and industrial coatings businesses of SigmaKalon are managed as part of PPG’s previously existing coatings businesses. The SigmaKalon architectural coatings business in Europe, the Middle East and Africa was reported as a separate reportable business segment known as Architectural Coatings – EMEA beginning in 2008. This business represented about 70% of SigmaKalon’s preacquisition sales.

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

The protective and marine coatings business supplies coatings and finishes for the protection of metals and structures to metal fabricators, heavy duty maintenance contractors and manufacturers of ships, bridges, rail cars and shipping containers. These products are sold through the company-owned architectural coatings stores, independent distributors and directly to customers.

Product performance, technology, quality, distribution and technical and customer service are major competitive factors in these three coatings businesses.

The architectural coatings-Americas and Asia Pacific business primarily produces coatings used by painting and maintenance contractors and by consumers for decoration and maintenance. These coatings are sold under a number of brands. Architectural coatings – Americas and Asia Pacific products are sold through a combination of company-owned stores, home centers, paint dealers, independent distributors and directly to customers. Price, product performance, quality, distribution and brand recognition are key competitive factors for the architectural coatings business. The architectural coatings-Americas and Asia Pacific business operates about 400 company-owned stores in North America and about 50 company-owned stores in Australia.

The major global competitors of the Performance Coatings reportable segment are Akzo Nobel NV, BASF Corporation, the DuPont Company, the Sherwin-Williams Company and Valspar Corporation. The average number of persons employed by the Performance Coatings reportable segment during 2009 was 12,700.

2009 PPG ANNUAL REPORT AND FORM 10-K	5

The Industrial Coatings reportable segment is comprised of the automotive, industrial and packaging coatings businesses. Industrial, automotive and packaging coatings are formulated specifically for the customers’ needs and application methods.

The industrial and automotive coatings businesses sell directly to a variety of manufacturing companies. PPG also supplies adhesives and sealants for the automotive industry and metal pretreatments and related chemicals for industrial and automotive applications. PPG has established alliances with Kansai Paint, Helios Group and Asian Paints Ltd. to serve certain automotive original equipment manufacturers in various regions of the world. PPG owns a 60% interest in PPG Kansai Finishes to serve Japanese-based automotive customers in North America and Europe. PPG owns a 60% interest in PPG Helios Ltd. to serve Russian-based automotive customers in Russia and the Ukraine. PPG owns a 50% interest in Asian PPG Paints to serve global and domestic-based automotive customers in India.

The packaging coatings business supplies coatings and inks to the manufacturers of aerosol, food and beverage containers.

Product performance, technology, quality and technical and customer service are major competitive factors in the industrial coatings businesses. The major global competitors of the Industrial Coatings reportable segment are Akzo Nobel NV, BASF Corporation, the DuPont Company, Valspar Corporation and Nippon Paint. The average number of persons employed by the Industrial Coatings reportable segment during 2009 was 8,900.

The Architectural Coatings – EMEA business supplies a variety of coatings under a number of brands and purchased sundries to painting contractors and consumers in Europe, the Middle East and Africa. Architectural Coatings – EMEA products are sold through a combination of about 560 company-owned stores, home centers, paint dealers, independent distributors and directly to customers. Price, product performance, quality, distribution and brand recognition are key competitive factors for this business. The major competitors of the Architectural Coatings – EMEA reportable segment are Akzo Nobel NV and Materis Paints. The average number of persons employed by the Architectural Coatings – EMEA reportable segment during 2009 was 8,500.

Optical and Specialty Materials

PPG’s Optical and Specialty Materials reportable segment is comprised of the optical products and silicas businesses. The primary Optical and Specialty Materials products are Transitions® lenses, sunlenses and optical lens materials; amorphous precipitated silicas for tire, battery separator and other end-use markets; and Teslin® synthetic printing sheet used in such applications as waterproof labels, e-passports, drivers’ licenses and identification cards. Transitions® lenses are processed and distributed by PPG’s 51%-owned joint venture with Essilor International. In the Optical and Specialty Materials businesses, product quality and performance, branding, distribution and technical service are the most critical competitive factors. The average number of persons employed by the Optical and Specialty Materials reportable business segment during 2009 was 3,000.

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

Commodity Chemicals

PPG is a producer and supplier of basic chemicals. The Commodity Chemicals reportable segment produces chlor-alkali and derivative products including chlorine, caustic soda, vinyl chloride monomer, chlorinated solvents, calcium hypochlorite, ethylene dichloride, hydrochloric acid and phosgene derivatives. Most of these products are sold directly to manufacturing companies in the chemical processing, rubber and plastics, paper, minerals, metals and water treatment industries. PPG competes with six other major producers of chlor-alkali products, including The Dow Chemical Company, Formosa Plastics Corporation, U.S.A., Georgia Gulf Corporation, Olin Corporation, Occidental Chemical Corporation and Shintech. Price, product availability, product quality and customer service are the key competitive factors. The average number of persons employed by the Commodity Chemicals reportable business segment during 2009 was 2,000.

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

The bases for competition in the Glass businesses are price, quality, technology and customer service. The Company competes with four major producers of flat glass including Asahi Glass Company, Cardinal Glass Industries, Guardian Industries and NSG Pilkington, and six major producers of fiber glass throughout the world, including Owens Corning-Vetrotex, Jushi Group, Johns

6	2009 PPG ANNUAL REPORT AND FORM 10-K

Manville Corporation, CPIC Fiberglass, AGY and Taishan Fiberglass. The average number of persons employed by the Glass reportable business segment during 2009 was 3,100.

Historically, the Glass reportable segment included the automotive glass and services business. In September 2008, PPG completed a transaction by which it divested a majority interest in the automotive glass and services business. The results of this business through September 30, 2008 are reported as part of the Glass reportable segment in the consolidated financial statements under Item 8 of this Form 10-K. See Note 3, “Divestiture of Automotive Glass and Services Business” under Item 8 for additional information.

Raw Materials and Energy

The effective management of raw materials and energy is important to PPG’s continued success. Our primary energy cost is natural gas used in our Commodity Chemicals and Glass businesses. In 2009, our natural gas costs continued to be volatile and on average decreased almost 33 percent in the U.S. compared to 2008 levels. The decrease can be linked to year-over-year weak consumption, favorable weather and inflated inventories.

During 2009, the benefit of lower coatings raw material costs totaled $150 million globally, recovering a portion of the raw material cost increases that occurred over the prior three years of $150 million in 2008, $40 million in 2007 and $75 million in 2006. Many of our coatings raw materials are petroleum based and changes in pricing for these raw materials traditionally lag oil price fluctuations by several months. Our costs are also dependent on global supply and demand for these materials, which can vary by geographic region. Sluggish global demand resulting from the economic recession combined with overcapacity and high inventory levels caused our raw material costs to decline in 2009, particularly in the first half of the year. During the fourth quarter of 2009, we experienced some cost increases as demand improved gradually and supplier inventories contracted.

The Company’s most significant raw materials are titanium dioxide and epoxy and other resins in the Coatings businesses; lenses, sand and soda ash in the Optical and Specialty Materials businesses; brine and ethylene in the Commodity Chemicals business; and sand and soda ash in the Glass businesses. Energy is a significant production cost in the Commodity Chemicals and Glass businesses. Most of the raw materials and energy used in production are purchased from outside sources, and the Company has made, and plans to continue to make, supply arrangements to meet the planned operating requirements for the future. Supply of critical raw materials and energy is managed by establishing contracts, multiple sources, and identifying alternative materials or technology, whenever possible. The Company has aggressive sourcing initiatives underway to support its continuous efforts to find the lowest total material costs. These initiatives include reformulation of certain of our products using both petroleum derived and bio-based materials as part of a product renewal strategy. Another initiative is to qualify multiple sources of supply, including suppliers from Asia and other lower cost regions of the world.

We are subject to existing and evolving standards relating to the registration of chemicals that impact or could potentially impact the availability and viability of some of the raw materials we use in our production processes. Our ongoing global product stewardship efforts are directed at maintaining our compliance with these standards.

In December 2006, the European Union (“EU”) member states adopted a new comprehensive chemical management legislation known as “REACH” (Registration, Evaluation, and Authorization of Chemicals). REACH applies to all chemical substances manufactured or imported into the EU in quantities of one metric ton or more annually and will require the registration of approximately 30,000 chemical substances with the European Chemicals Agency. PPG met the requirements for pre-registration of such chemicals that ended on December 1, 2008. Additionally, REACH requires the registration of these substances, entailing the filing of extensive data on their potential risks to human health and the environment. Registration activities will occur in three phases over an 11-year period, based on tonnage and level of concern, with the first registration deadline set for December 1, 2010. Subsequent phases end in 2013 and 2018. In the case of chemicals with a high level of concern, the regulation calls for progressive substitution unless no alternative can be found; in these cases, authorization of the chemicals will be required.

PPG has established a dedicated organization to manage REACH implementation. We have continued review of our product portfolio, worked closely with our suppliers to assure their commitment to register substances in our key raw materials and begun preparation for registration of substances in PPG manufactured or imported raw materials. We will continue to work with our suppliers to understand the future availability and viability of the raw materials we use in our production processes.

Compliance with the REACH legislation will result in increased costs due to registration costs, product testing and reformulation, risk characterization and participation in Substance Information Exchange Forums (“SIEFs”) required to coordinate registration dossier preparation. PPG has identified a number of substances that may require 2010 registration and is engaged with other key companies through SIEFs to develop the required registration dossiers. The costs for 2013 and 2018 registrations and potential additional future testing in

2009 PPG ANNUAL REPORT AND FORM 10-K	7

support of 2010 registrations are currently unclear; however, our preliminary estimate, in total, is in the range of $30 million to $45 million. We anticipate that some current raw materials and products will be subject to the REACH authorization process and believe that we will be able to demonstrate adequate risk management for the use and application of the majority of such substances.

The U.S. Environmental Protection Agency (“USEPA”) has formally withdrawn their previously- announced program called “ChAMP” (Chemical Assessment and Management Program). This program had been intended to address hazard and risk characterization of chemicals imported or manufactured in the U.S. in quantities above 25,000 pounds annually. Further, the USEPA announced that ChAMP will be superseded by a comprehensive approach to enhancing the Agency’s current chemicals management program.

At this time, it is not possible to quantify the financial impact of these regulatory initiatives on PPG’s businesses.

Research and Development

Technology innovation has been a hallmark of PPG’s success throughout its history. Research and development costs, including depreciation of research facilities, were $403 million, $468 million and $363 million during 2009, 2008 and 2007, respectively. These costs totaled approximately 3% of sales in each of these years, representing a level of expenditure that is expected to continue in 2010. PPG owns and operates several facilities to conduct research and development relating to new and improved products and processes. Additional process and product research and development work is also undertaken at many of the Company’s manufacturing plants. As part of our ongoing efforts to manage our costs effectively, we operate a global competitive sourcing laboratory in China, have outsourcing arrangements with several laboratories and have been actively pursuing government funding of a small, but growing portion of the Company’s research efforts. Because of the Company’s broad array of products and customers, PPG is not materially dependent upon any single technology platform.

Patents

PPG considers patent protection to be important. The Company’s reportable business segments are not materially dependent upon any single patent or group of related patents. PPG earned $45 million in 2009, $52 million in 2008 and $48 million in 2007 from royalties and the sale of technical know-how.

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

Employee Relations

The average number of persons employed worldwide by PPG during 2009 was 39,900. The Company has numerous collective bargaining agreements throughout the world. While we have experienced occasional work stoppages as a result of the collective bargaining process and may experience some work stoppages in the future, we believe we will be able to negotiate all labor agreements on satisfactory terms. To date, these work stoppages have not had a significant impact on PPG’s operating results. Overall, the Company believes it has good relationships with its employees.

Environmental Matters

PPG is subject to existing and evolving standards relating to protection of the environment. Capital expenditures for environmental control projects were $27 million, $15 million and $16 million in 2009, 2008 and 2007, respectively. It is expected that expenditures for such projects in 2010 will be in the range of $20-$25 million. Although future capital expenditures are difficult to estimate accurately because of constantly changing regulatory standards and policies, it can be anticipated that environmental control standards will become increasingly stringent and the cost of compliance will increase.

PPG completed the conversion of its Lake Charles, La., mercury cell chlor-alkali unit to membrane cell technology in 2007. PPG currently operates one remaining mercury cell production unit located in Natrium, W.Va. This unit constitutes approximately 4% of PPG’s total chlor-alkali production capacity.

PPG is negotiating with various government agencies concerning 104 current and former manufacturing sites and offsite waste disposal locations, including 22 sites on the National Priority List. While PPG is not generally a major contributor of wastes to these offsite waste disposal locations, each potentially responsible party may face governmental agency assertions of joint and several liability. Generally, however, a final allocation of costs is made based on relative contributions of wastes to the site. There is a wide range of cost estimates for cleanup of these sites, due largely to uncertainties as to the nature and extent of their condition and the methods that may have to be employed for their remediation. The Company

8	2009 PPG ANNUAL REPORT AND FORM 10-K

has established reserves for onsite and offsite remediation of those sites where it is probable that a liability has been incurred and the amount can be reasonably estimated. As of December 31, 2009 and 2008, PPG had reserves for environmental contingencies totaling $287 million and $299 million, respectively, of which $59 million and $44 million, respectively, were classified as current liabilities. Pretax charges against income for environmental remediation costs in 2009, 2008 and 2007 totaled $11 million, $15 million and $12 million, respectively. Cash outlays related to such environmental remediation aggregated $24 million, $24 million and $19 million in 2009, 2008 and 2007, respectively. As part of the allocation of the SigmaKalon purchase price to the assets acquired and liabilities assumed, the reserve for environmental contingencies was increased by $37 million in 2008. The impact of foreign currency translation increased the liability by $1 million in 2009 and decreased the liability by $5 million in 2008. Environmental remediation of a former chromium manufacturing plant site and associated sites in Jersey City, N.J., represents the major part of our existing reserves. Included in the amounts mentioned above were $188 million and $193 million in reserves at December 31, 2009 and 2008, respectively, associated with all New Jersey chromium sites.

The Company’s experience to date regarding environmental matters leads PPG to believe that it will have continuing expenditures for compliance with provisions regulating the protection of the environment and for present and future remediation efforts at waste and plant sites. Management anticipates that such expenditures will occur over an extended period of time.

Our continuing efforts to analyze and assess the environmental issues associated with a former chromium manufacturing plant site located in Jersey City, N.J., and the Calcasieu River Estuary located near our Lake Charles, La. chlor-alkali plant resulted in a pre-tax charge of $173 million in the third quarter of 2006 for the estimated costs of remediating these sites. These charges for estimated environmental remediation costs in 2006 were significantly higher than PPG’s historical range. Excluding 2006, pre-tax charges against income have ranged between $10 million and $49 million per year for the past 15 years. We anticipate that charges against income in 2010 for environmental remediation costs will be within this historical range.

In management’s opinion, the Company operates in an environmentally sound manner, is well positioned, relative to environmental matters, within the industries in which it operates, and the outcome of these environmental contingencies will not have a material adverse effect on PPG’s financial position or liquidity; however, any such outcome may be material to the results of operations of any particular period in which costs, if any, are recognized. See Note 16, “Commitments and Contingent Liabilities,” under Item 8 of this Form 10-K for additional information related to environmental matters.

Public and governmental concerns related to climate change continue to grow, leading to efforts to limit the greenhouse gas (“GHG”) emissions believed to be responsible. These concerns were reflected in the 2005 framework for GHG reduction under the Kyoto Protocol to the United Nations Framework Convention on Climate Change (“UNFCCC”). The Kyoto Protocol was adopted by many countries where PPG operates, including the European Union and Canada, though not in the U.S. The European Union implemented a cap and trade approach with a mandatory emissions trading scheme for GHGs. In December 2007, delegates to the UNFCCC reached agreement on development of a plan for the second phase of Kyoto, which culminated in the Copenhagen Accord in December 2009. The Copenhagen Accord requires Annex I Parties (economically developed countries) to further strengthen the emission reductions initiated by the Kyoto Protocol by submitting economy-wide emission targets for 2020. PPG has operations in many of these countries. However, there are indications that some influential Annex 1 and Non-Annex 1 countries may decide to reduce their emission targets or forego signing the Accord thereby putting the future of the entire Climate Change Convention into question.

A substantial portion of PPG’s GHG emissions are generated by locations in the U.S., where considerable legislative and regulatory activity has taken place during 2009. As a result of a U.S. Supreme Court ruling in April 2007 declaring that GHGs are air pollutants covered by the Clean Air Act, the USEPA proposed and later finalized in December 2009 an Endangerment Finding that GHG emissions “threaten public health and welfare of current and future generations.” Based on the Endangerment Finding, the USEPA proposed new, “tailored” thresholds for GHG emissions that define when Clean Air Act New Source Review and title V operating permit programs would be required for new or existing industrial facilities. As proposed, the rules would impose new permit requirements on PPG facilities emitting more than 25,000 tons of GHGs per year. The U.S. federal government has committed to a 17% economy-wide emission reduction target below 2005 levels by 2020. The potential impact of these proposed regulations on PPG will not be known until they are finalized.

PPG is a member of the U.S.-based Climate Registry, an organization that sets standards to calculate, verify and publicly report greenhouse gas emissions into a single registry. The Registry assists in verification of current and future PPG GHG reduction achievements in preparation for potential imposition in the U.S. of GHG reduction goals. PPG is also a member of the USEPA’s Climate Leaders program, which works with companies to develop comprehensive climate-change strategies. In addition,

2009 PPG ANNUAL REPORT AND FORM 10-K	9

PPG has been recognized by the Climate Disclosure Project as a leader in emissions disclosure and reduction.

Energy prices and supply continue to be a concern for major energy users. Since PPG’s GHG emissions arise principally from combustion of fossil fuels, PPG has for some time recognized the desirability of reducing energy consumption and GHG generation. We committed under the Business Roundtable’s Climate RESOLVE program to reduce our GHG intensity (GHGs produced per million dollars of revenue) by 18% between 2002 and 2012. PPG achieved this target in 2006, six years ahead of schedule. Additionally, in 2007 PPG announced new corporate targets, namely (i) a reduction in energy intensity by 25% from 2006 to 2016 and (ii) a 10% absolute reduction in GHG emissions from 2006 to 2011. PPG has joined the U.S. Department of Energy Save Energy Now LEADER Program reinforcing the company’s voluntary efforts to significantly reduce its industrial energy intensity. Recognizing the continuing importance of this matter, PPG has a senior management group with a mandate to guide the Company’s progress in this area.

PPG’s public disclosure on energy security and climate change can be viewed in our Sustainability Report http://corporateportal.ppg.com/ppg/csr or at the Carbon Disclosure Project www.cdproject.net.

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

The global recession and credit crisis could continue to have negative impact on our results of operations and cash flows.

During the fourth quarter of 2008, the demand for many of our products in Europe, Asia and Latin America declined significantly as the impact of the recession, which had impacted demand throughout 2008 in the U.S. and U.K. economies, spread globally. Many global industrial end-markets remained depressed for most of 2009. The impact of the recession was felt by all of our businesses but most noticeably by those businesses serving the automotive original equipment, construction, housing and general industrial markets. Entering 2010, the global economic outlook reflects expectations of gradual year-over-year improvement in many industrial sectors, but the breadth and pace of the recovery is uncertain. Anticipation is for growth to continue in most Asian economies driven by these global demand improvements. Modest recovery is expected to continue in the North American economy, with some offsets due to later economic cycle sectors such as commercial construction, which is projected to continue to decline. The recovery rate of the European economy is expected to lag both Asia and North America. A source of concern is the anticipation that various government stimulus programs will gradually be removed without a consensus conviction that consumer spending in these countries will provide an offset to support the recovery. Continued weakness in the global economy would be expected to result in lower demand for many of our products and increase our exposure to credit risk from customers in the industries most impacted by the weak economy. How strongly the rebound of the global economy takes hold or if the signs of recovery will last is not known.

Increases in prices and declines in the availability of raw materials could negatively impact our financial results.

Our operating results are significantly affected by the cost of raw materials and energy, including natural gas. Changes in natural gas prices have a significant impact on the operating performance of our Commodity Chemicals and Glass businesses. Each one-dollar change in our unit cost of natural gas per million British Thermal Units (“mmbtu”) has a direct impact of approximately $60 million to $70 million on our annual operating costs. In 2009, our natural gas costs on average decreased almost 33% in the U.S. compared to 2008 levels. Year-over-year coatings raw material costs declined by approximately $150 million in 2009 following a rise of approximately $150 million in 2008. This increase in costs, which was partially linked to increased oil prices, occurred in all regions of the world, with the most significant impact in the U.S. Whether oil prices and our raw material costs will increase in 2010 is not known.

We also import raw materials, particularly for use at our manufacturing facilities in the emerging regions of the world. In most cases, those imports are priced in the

10	2009 PPG ANNUAL REPORT AND FORM 10-K

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

We have accrued $287 million for estimated environmental remediation costs that are probable at December 31, 2009. Our assessment of the potential impact of these environmental contingencies is subject to considerable uncertainty due to the complex, ongoing and evolving process of investigation and remediation, if necessary, of such environmental contingencies, and the potential for technological and regulatory developments. As such, in addition to the amounts currently reserved, we may be subject to loss contingencies related to environmental matters estimated to be as much as $200 million to $300 million. Such unreserved losses are reasonably possible but are not currently considered to be probable of occurrence.

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

Most of our potential exposure relates to allegations by plaintiffs that PPG should be liable for injuries involving asbestos containing thermal insulation products manufactured by Pittsburgh Corning Corporation (“PC”). PPG is a 50% shareholder of PC. Although we have entered into a settlement arrangement with several parties concerning these asbestos claims as discussed in Note 16, “Commitments and Contingent Liabilities,” under Item 8 of this Form 10-K, the arrangement remains subject to court proceedings and, if not approved, the outcome could be material to the results of operations of any particular period.

Our products are subject to existing and evolving regulations.

Regulations concerning the composition and use of chemical products continue to evolve. Developments concerning these regulations could potentially impact (i) the availability or viability of some of the raw materials we use in our product formulations and/or (ii) our ability to supply certain products to some customers or markets.

Our international operations expose us to additional risks and uncertainties that could affect our financial results.

Because we are a global company, our results are subject to certain inherent risks, including economic and political conditions in international markets and fluctuations in foreign currency exchange rates. While approximately 75% of sales and operating income in 2009 was generated by products sold in the United States, Canada and Western Europe, our remaining sales and operating income are generated in developing regions, such as Asia, Eastern Europe and Latin America.

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

The economic downturn caused declines in global production of automobiles and light trucks, which adversely impacted our sales volumes. While the automotive market experienced higher and more consistent production and sales levels in the second half of 2009, the overall market still remained at a very low activity level.

The North American automotive industry continues to experience structural change, including the loss of U.S. market share by General Motors and Chrysler. During 2009, both companies emerged from bankruptcy with the assistance of equity infusions by the U.S. government. These developments have mitigated any potential credit exposure we may face. However, we remain focused on the continual management of automotive customer credit risk as further deterioration of market conditions could

2009 PPG ANNUAL REPORT AND FORM 10-K	11

cause additional liquidity problems, potentially resulting in the write-off of amounts due from these customers and cost impacts of changing suppliers.

Additionally, the same economic conditions that are impacting our continuing businesses that serve the automotive original equipment manufacturer (“OEM”) market are affecting the divested automotive glass and services business, in which PPG maintains an approximate 40 percent interest.

Business disruptions could have a negative impact on our results of operations and financial condition.

Unexpected events, including supply disruptions, temporary plant and/or power outages, natural disasters and severe weather events, fires, war or terrorist activities, could increase the cost of doing business or otherwise harm the operations of PPG, our customers and our suppliers. It is not possible for us to predict the occurrence or consequence of any such events. However, such events could reduce demand for our products or make it difficult or impossible for us to receive raw materials from suppliers or to deliver products to customers.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company’s corporate headquarters is located in Pittsburgh, Pa. The Company’s manufacturing facilities, sales offices, research and development centers and distribution centers are located throughout the world. The Company operates 121 manufacturing facilities in 41 countries. The Company’s principal manufacturing and distribution facilities are as follows:

Performance Coatings:	Clayton, Australia; Delaware, Ohio; Dover, Del.; Huntsville, Ala.; Kunshan, China; Stowmarket, United Kingdom; Sylmar, Calif.; about 400 company-owned stores in the United States and about 50 company-owned stores in Australia
Industrial Coatings:	Cieszyn, Poland; Cleveland, Ohio; Oak Creek, Wis.; Tianjin, China; Quattordio, Italy; San Juan del Rio, Mexico and Busan, South Korea
Architectural Coatings—EMEA:	Ruitz, France; Budapest, Hungary; Amsterdam, Netherlands; Wroclaw, Poland; Birstall, United Kingdom and about 560 company-owned stores, including 175 stores each in France and the United Kingdom
Optical and Specialty Materials:	Barberton, Ohio; Bangkok, Thailand; Lake Charles, La.; and Manila, Philippines
Commodity Chemicals:	Lake Charles, La. and Natrium, W. Va.
Glass:	Carlisle, Pa.; Hoogezand, Netherlands; Shelby, N.C. and Wichita Falls, Texas

Including the principal manufacturing facilities noted above, the Company has manufacturing facilities in the following geographic areas:

United States:	35 manufacturing facilities in 21 states.
Other Americas:	10 manufacturing facilities in 6 countries.
EMEA:	51 manufacturing facilities in 25 countries.
Asia:	25 manufacturing facilities in 9 countries.

The Company’s principal research and development centers are located in Allison Park, Pa.; Harmarville, Pa.; and Monroeville, Pa.

The Company’s headquarters and company-owned paint stores are located in facilities that are leased while the Company’s other facilities are generally owned. Our facilities are considered to be suitable and adequate for the purposes for which they are intended and overall have sufficient capacity to conduct business in the upcoming year.

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

For over 30 years, PPG has been a defendant in lawsuits involving claims alleging personal injury from exposure to asbestos. For a description of asbestos litigation affecting the Company and the terms and status of the proposed asbestos settlement arrangement, see Note 16, “Commitments and Contingent Liabilities” under Item 8 of this Form 10-K.

12	2009 PPG ANNUAL REPORT AND FORM 10-K

Over the past several years, the Company and others have been named as defendants in several cases in various jurisdictions claiming damages related to exposure to lead and remediation of lead-based coatings applications. PPG has been dismissed as a defendant from most of these lawsuits and has never been found liable in any of these cases.

A Notice of Intent (“NOI”) to file a Citizen Suit under the federal Clean Water Act has been received by PPG from the West Virginia Rivers Coalition and Oceana. The NOI alleges that PPG exceeded permitted discharge limits at its Natrium, West Virginia plant. The West Virginia Department of Environmental Protection filed suit in State Court for the permit exceedances covered by the NOI and informed PPG that it intended to seek a civil penalty. Prior to the expiration of the 60-day notice period, a lawsuit was filed in state court by the West Virginia Department of Environmental Protection (“WVDEP”) for the same alleged violations described in the Citizen Suit NOI, blocking the Citizen Suit for the time being. PPG is in the process of negotiating with WVDEP in an attempt to settle this matter. In PPG’s experience, resolution of matters such as these is difficult to predict.

PPG has received a Consolidated Compliance Order and Notice of Proposed Penalty (“CO/NOPP”) from the Louisiana Department of Environmental Quality (“DEQ”) alleging violation of various requirements of its Lake Charles, La. facility’s air permit based largely upon permit deviations self-reported by PPG. The CO/NOPP did not contain a proposed civil penalty. PPG filed a request for hearing and has engaged DEQ in settlement discussions. In PPG’s experience, resolution of such matters is difficult to predict.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Company

Set forth below is information related to the Company’s executive officers as of February 18, 2010.

Name	Age	Title
Charles E. Bunch (a)	60	Chairman of the Board and Chief Executive Officer since July 2005
James C. Diggs (b)	61	Senior Vice President and General Counsel since July 1997
Robert J. Dellinger (c)	49	Senior Vice President, Finance and Chief Financial Officer since October 2009
J. Rich Alexander (d)	54	Senior Vice President, Performance Coatings since May 2005
Pierre-Marie De Leener (e)	52	Senior Vice President, Architectural Coatings, Europe, Middle East and Africa since January 2008 and President, PPG Europe since July 2008
Richard C. Elias (f)	56	Senior Vice President, Optical and Specialty Materials since July 2008
Victoria M. Holt (g)	52	Senior Vice President, Glass and Fiber Glass since May 2005
Michael H. McGarry (h)	51	Senior Vice President, Commodity Chemicals since July 2008
William A. Wulfsohn (i)	47	Senior Vice President, Industrial Coatings since May 2005
(a)	Mr. Bunch held the position of President and Chief Operating Officer from July 2002 until July 2005.
(b)	Mr. Diggs also held the position of Secretary from September 2004 through July 16, 2009.
(c)	Mr. Dellinger held the position of Senior Vice President, Finance and Chief Financial Officer Designate from September 2009 through October 2009. Prior to joining PPG, he held the position of Executive Vice President and Chief Financial Officer from October 2005 to September 2008 at Delphi Corporation and Executive Vice President and Chief Financial Officer from June 2002 through September 2005 at Sprint Corporation.
(d)	Mr. Alexander held the position of Vice President, Industrial Coatings from July 2002 until April 2005.
(e)	Mr. De Leener was appointed to Senior Vice President, Architectural Coatings, Europe, Middle East and Africa upon PPG’s acquisition of SigmaKalon Group on January 2, 2008. He previously served as Chief Executive Officer of SigmaKalon Group from 1999 until January 2008.
(f)	Mr. Elias held the position of Vice President, Optical Products from April 2000 until June 2008.
(g)	Ms. Holt held the position of Vice President, Fiber Glass from February 2003 until April 2005.
(h)	Mr. McGarry held the positions of Vice President, Coatings, Europe and Managing Director, PPG Europe from July 2006 through June 2008; and the position of Vice President, Chlor-Alkali and Derivatives from March 2004 through June 2006.
(i)	Mr. Wulfsohn also held the position of Managing Director, PPG Europe from May 2005 until June 2006; and the position of Vice President, Coatings, Europe, and Managing Director, PPG Europe from February 2003 until April 2005.

2009 PPG ANNUAL REPORT AND FORM 10-K	13

Part II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information required by Item 5 regarding market information, including stock exchange listings and quarterly stock market prices, dividends and holders of common stock is included in Exhibit 13.1 filed with this Form 10-K and is incorporated herein by reference. This information is also included in the PPG Shareholder Information on page 81 of the Annual Report to shareholders.

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

Under the PPG Deferred Compensation Plan for Directors, each director may elect to defer the receipt of all or any portion of the compensation paid to such director for serving as a PPG director. All deferred payments are held in the form of common stock equivalents. Payments out of the deferred accounts are made in the form of common stock of the Company (and cash as to any fractional common stock equivalent). The directors, as a group, were credited with 22,103; 9,751; and 9,742 common stock equivalents in 2009, 2008 and 2007, respectively, under this plan. The values of the common stock equivalents, when credited, ranged from $34.34 to $58.51 in 2009, $43.89 to $67.77 in 2008 and $68.71 to $75.50 in 2007.

Issuer Purchases of Equity Securities

The following table summarizes the Company’s stock repurchase activity for the three months ended December 31, 2009:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Programs(2)
October 2009
Repurchase program	—	$—	—	3,850,009
November 2009
Repurchase program	—	—	—	3,850,009
December 2009
Repurchase programs	1,500,000	39.53	1,500,000	7,350,009
Total quarter ended December 31, 2009
Repurchase programs	1,500,000	$39.53	1,500,000	7,350,009
(1)	These shares were repurchased under a 10 million share repurchase program approved by PPG’s Board of Directors in October 2005. This program does not have an expiration date.
(2)	In December 2009, the Board of Directors authorized the repurchase of an additional 5 million shares of outstanding stock. This program does not have an expiration date.

Equity Compensation Plan Information

The equity compensation plan documents described in the footnotes below are included as Exhibits to this Form 10-K, and are incorporated herein by reference in their entirety. The following table provides information as of December 31, 2009 regarding the number of shares of PPG common stock that may be issued under PPG’s equity compensation plans. For additional information on the Company’s equity compensation program, see Note 21, “Stock-Based Compensation,” under Item 8 of this Form 10-K.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	8,850,408	$57.51	6,205,472

Equity compensation plans not approved by security holders(2)	—	—	—

Total	8,850,408	$57.51	6,205,472
(1)	Equity compensation plans approved by security holders include the PPG Industries, Inc., Stock Plan, the PPG Industries, Inc., Omnibus Incentive Plan, the PPG Industries, Inc., Executive Officers’ Long Term Incentive Plan and the PPG Industries Inc., Long Term Incentive Plan.

14	2009 PPG ANNUAL REPORT AND FORM 10-K

(2)	Excluded from the information presented here are common stock equivalents held under the PPG Industries, Inc., Deferred Compensation Plan and the PPG Industries, Inc., Deferred Compensation Plan for Directors, neither of which are equity compensation plans. As supplemental information, there were 548,816 common stock equivalents held under such plans as of December 31, 2009.

Item 6. Selected Financial Data

The information required by Item 6 regarding the selected financial data for the five years ended December 31, 2009 is included in Exhibit 13.2 filed with this Form 10-K and is incorporated herein by reference. This information is also reported in the Five-Year Digest on page 80 of the Annual Report to shareholders.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Performance in 2009 compared with 2008

Performance Overview

Our sales in 2009 totaled $12.2 billion compared to $15.8 billion in 2008. The sales decrease totaled 23%. Sales decreased 13% due to lower sales volumes in all reportable segments reflecting the adverse impact of the global recession on demand, 4% due to weaker foreign currency, 5% due to the absence of sales from the divested automotive glass and services business and 1% due to lower selling prices.

Cost of sales, exclusive of depreciation and amortization, decreased by $2,616 million in 2009 to $7,539 million compared to $10,155 million in 2008. Cost of sales as a percentage of sales was 61.6% in 2009 compared to 64.1% in 2008. Cost of sales in 2008 includes $94 million for the flow through cost of sales of the step up to fair value of acquired inventory. The reduction in cost of sales as a percentage of sales was due to our higher margin coatings businesses being a larger portion of our total 2009 results, favorable manufacturing cost efficiency and favorable price net of inflation.

Selling, general and administrative expenses decreased by $496 million in 2009 compared to 2008 due to lower sales volumes, specific overhead cost reduction actions taken in response to the decline in the global economy, the impact of foreign currency translation and the absence of the 2008 charge of $19 million for special termination benefits and a pension curtailment loss relating to the sale of the automotive glass and services business.

Depreciation expense decreased by $74 million in 2009 due to the impact of foreign currency translation, our restructuring actions and the divestiture of the automotive glass and services business. Research and development costs decreased by $63 million in 2009 largely due to cost reduction efforts and the impact of foreign currency translation. Interest expense decreased by $61 million in 2009, reflective of the lower debt balances and lower interest rates in 2009.

During the first quarter of 2009, the Company finalized a restructuring plan that is focused on further reducing PPG’s global cost structure. The Company recorded a charge of $186 million for the cost of this restructuring. During the third quarter of 2008, the Company finalized a restructuring plan that is part of implementing PPG’s global transformation strategy and the integration of its acquisition of SigmaKalon. The Company recorded a charge of $163 million for the cost of this restructuring.

Other earnings increased by $13 million in 2009 due primarily to the impact of gains on non-operating asset sales.

The effective tax rate on pretax earnings in 2009 was 31.0% compared to 31.3% in 2008. The 2009 rate includes a tax benefit of $2 million related to audit settlements. The 2009 rate also includes a tax benefit of 24.5% related to the business restructuring charge and a tax benefit of 38.5% related to the adjustment to increase the current value of the Company’s obligation relating to asbestos claims under the proposed asbestos settlement, as discussed in Note 16, “Commitments and Contingent Liabilities” under Item 8 of this Form 10-K. The tax rate was approximately 30% on the remaining pretax earnings in 2009.

The 2008 rate includes a tax benefit of $14 million related to the settlement with the Internal Revenue Service of our U.S. tax returns for tax years 2004, 2005 and 2006. The 2008 rate also includes a total net tax benefit of 26.5% on costs related to the acquisition of SigmaKalon, the charges for the catch-up of depreciation expense and the impact of benefit changes related to the divestiture of the automotive glass and services business, the business restructuring charge, the adjustment to increase the current value of the Company’s obligation under the proposed asbestos settlement and the gain on divestiture of the automotive glass and services business. The tax rate was approximately 31% on the remaining pretax earnings in 2008.

Net income (attributable to PPG) and earnings per share – assuming dilution (attributable to PPG) for 2009 and 2008 are summarized below:

(Millions, except per share amounts)
Year ended December 31, 2009	Net Income
	$	EPS
Net income (attributable to PPG)	$336	$2.03
Net income (attributable to PPG) includes:
Charges related to:
Business restructuring	141	0.86
Asbestos settlement – net(1)	8	0.05

2009 PPG ANNUAL REPORT AND FORM 10-K	15

Management’s Discussion and Analysis

(Millions, except per share amounts)
Year ended December 31, 2008	Net Income
	$	EPS
Net income (attributable to PPG)	$538	$3.25
Net income (attributable to PPG) includes:
Charges related to:
Business restructuring	110	0.67
Asbestos settlement – net(1)	2	0.01
Acquisition-related costs(2)	89	0.54
Depreciation catch-up (3)	11	0.07
Divestiture related benefit costs(4)	12	0.07
Gain on divestiture of automotive glass and services business	(3)	(0.02)
(1)	Net increase in the current value of the Company’s obligation relating to asbestos claims under the proposed asbestos settlement.
(2)	Costs related to SigmaKalon acquisition, including $66 million aftertax for the flow-through cost of sales of the step up to fair value of acquired inventory and $23 million aftertax for the write-off of in-process research and development.
(3)	Represents the catch-up of depreciation expense, which was suspended when the automotive glass and services business was classified previously as a discontinued operation.
(4)	Represents special termination benefits and a pension curtailment loss relating to the impact of benefit changes, including accelerated vesting, negotiated as part of the sale of the automotive glass and services business.

Results of Reportable Business Segments

	Net sales		Segment income (loss)
(Millions)	2009	2008	2009	2008
Performance Coatings	$4,095	$4,716	$551	$582
Industrial Coatings	3,068	3,999	159	212
Architectural Coatings – EMEA	1,952	2,249	128	141
Optical and Specialty Materials	1,002	1,134	235	244
Commodity Chemicals	1,273	1,837	152	340
Glass	849	1,914	(39)	70

Performance Coatings sales decreased $621 million or 13% in 2009. Sales declined 13% as a result of lower sales volumes, particularly in the automotive refinish business and architectural coatings – Americas and Asia/Pacific businesses. The volume decline in automotive refinish was most pronounced in the U.S. and Europe, while the decline in architectural coatings was mainly in the U.S. and Latin America. Weaker foreign currency also reduced sales by 3%. Sales increased 3% due to improved pricing. Segment income in 2009 decreased $31 million, including a decline of $24 million due to currency. The earnings impact of lower sales volume was largely offset by favorable pricing and lower overhead, manufacturing and input costs.

Industrial Coatings sales decreased $931 million or 23% in 2009. Sales decreased 21% due to lower sales volumes, most notably in the automotive and industrial businesses, reflecting the severe decline in demand resulting from the global recession. Volume declines in the segment occurred in all major regions. Sales also declined 3% due to the negative impact of foreign currency translation. Sales increased 1% due to increased selling prices. Segment income declined $53 million in 2009. The decline in earnings due to lower volumes was about $320 million. Factors increasing segment income were lower overhead, manufacturing and input costs and improved selling prices.

Architectural Coatings - EMEA sales decreased $297 million or 13% in 2009. Sales decreased 9% due to the negative impact of foreign currency translation and 7% from lower sales volumes. Sales increased 3% due to increased selling prices. Segment income decreased $13 million in 2009, including $19 million due to currency. The earnings impact of lower sales volumes and inflation were more than offset by lower overhead costs and higher selling prices and other income.

Optical and Specialty Materials sales decreased $132 million or 12% in 2009. Sales decreased 10% due to volume, in part reflecting strong 2008 volumes associated with the launch of Transitions Optical’s next generation lens product in North America. Volumes were also lower in the silicas business as a result of the slowdown in the automotive OEM market. Sales declined 2% due to the negative impact of foreign currency translation. Segment income decreased $9 million in 2009. The decrease in segment income was primarily the result of lower sales volumes, which was partially offset by lower manufacturing and overhead costs.

Commodity Chemicals sales decreased $564 million or 31% in 2009. Sales declined 21% due to lower selling prices, 9% due to lower sales volumes and 1% due to currency. Segment income decreased $188 million in 2009 due to the negative impact of lower selling prices and volumes. Factors that contributed to offsetting some of the earnings decline were lower input costs, particularly energy, lower overhead costs and higher other income.

Glass sales decreased $1,065 million or 56% in 2009. About $725 million of the sales decrease was due to the divestiture of a majority interest in the automotive glass and services business, which was completed in September 2008. The remaining decrease in sales was due mainly to lower sales volumes in the performance glazings and fiber glass businesses, reflecting reduced construction and general industrial demand and, to a lesser extent, weaker foreign currency and lower selling prices. Segment income decreased $109 million in 2009, with $16 million

16	2009 PPG ANNUAL REPORT AND FORM 10-K

Management’s Discussion and Analysis

due to the absence of earnings from the divested automotive glass and services business. The remaining decline in segment earnings was due to the negative impact of lower sales volumes and lower selling prices. Lower overhead, manufacturing and input costs positively impacted segment income.

Outlook

In 2009, the global economy was mired in a severe recession which began during 2008. The severity of the recession prompted intervention by many governments to introduce a variety of stimulus measures to stabilize economies and various industries or sectors, including the banking sector due to intense global liquidity concerns. Global industrial end-markets experienced rapid declines in the fourth quarter of 2008, and many of these markets remained depressed throughout 2009. In addition, in late 2008 and early 2009, many industries destocked inventory levels which further reduced manufacturing demand. In the latter half of 2009, the majority of this inventory destocking was completed, and some end-markets began to experience gradual demand improvements from what were extremely low levels in comparison with recent history. In recognition of the global economic slowdown, prices of energy and many related commodities dramatically declined in late 2008 and early 2009, from what were, in many cases, historically high price levels directly preceding the recession.

The North American economy began 2009 at very low activity levels, with some industries, such as automotive OEM, down 40-50 percent versus the prior year level. As a result, the U.S. automotive industry experienced a significant retrenchment early in the year, and two major auto companies emerged from bankruptcy with the help of extensive government financial aid. In the second half of 2009, the automotive market experienced higher and more consistent production and sales levels, although the overall market still remained at a very low activity level. Construction markets continued to weaken as residential construction experienced a third consecutive year of slower demand, and commercial construction, which grew in 2008, declined swiftly in 2009. This overall declining economic environment resulted in a continued upward shift of the U.S. unemployment rate and further declines in consumer confidence levels. Toward the end of the year, some sectors began to experience a gradual recovery in demand but still remained at levels well below those of 2008 or 2007.

The European economy in 2009 experienced similar industrial inventory destocking and demand declines. These declines were offset somewhat with strong government stimulus programs targeted at manufacturing, including automotive production.

The primary Asian economies in which we participate started 2009 with low GDP growth largely due to fewer exports as a result of the weak global economy. Growth levels accelerated toward the middle of 2009 due largely to a variety of focused government stimulus programs in China aimed at increasing local consumption. As a result of the success of these programs, China’s GDP grew at just below 9 percent for the year despite lower year-over-year exports. Also in Asia/Pacific, India experienced solid GDP growth exceeding 6 percent and Australia grew, but at less than 1 percent. For the year in total, the economies of this region well outperformed those of the other major regions of the world.

Entering 2010, the overall global economic outlook is cautiously optimistic, with expectations of gradual year-over-year improvement in many industrial sectors. It is also anticipated that growth will continue in most Asian economies driven by these global demand improvements. Modest recovery is expected to continue in the North American economy, with some offsets due to later economic cycle sectors such as commercial construction, which is projected to continue to decline, and aerospace. The recovery rate in Europe in 2010 is expected to lag that of both Asia and North America.

PPG typically experiences fluctuating prices for energy and raw materials used in many of our businesses. Price inflation has resulted from global industrial expansion, supply/demand imbalance and increases in supplier feedstock costs. Price deflation stemmed from lower economic activity and resulting supply/demand imbalances from our suppliers as was the case in 2009 when our coatings raw material costs declined about $150 million following increases of $150 million and $40 million in 2008 and 2007, respectively. Our current forecast for the early portion of 2010 is for moderate raw material inflation stemming from higher global energy prices in comparison to the full year of 2009 and moderate global economic growth. Given the volatile supply/demand, energy cost and currency environment, it is not feasible to project full year raw material pricing, but the main drivers will continue to be overall economic conditions and resulting supply and demand factors.

Changes in natural gas pricing have a significant impact on the operating performance of our Commodity Chemicals and Glass businesses. Each one dollar change in our price of natural gas per million British thermal units (“mmbtu”) has a direct impact of $60 million to $70 million on our annual operating costs. Our 2009 natural gas costs averaged over $6.00 per mmbtu for the year, while our 2008 costs averaged about $9.00 per unit. We currently estimate our cost for natural gas in the first quarter of 2010 will be $7.00 per mmbtu, which is roughly equal to the first quarter of 2009. We currently have about 30% of our first quarter

2009 PPG ANNUAL REPORT AND FORM 10-K	17

Management’s Discussion and Analysis

2010 U.S. natural gas purchases hedged at a price of about $8.50 per unit, and about 25% of the remainder of 2010 at a price of about $7.75 per unit. The current spot price for natural gas is just below $6.00 per unit. While it remains difficult to predict future natural gas prices, in order to reduce the risks associated with volatile prices, we will continue to use a variety of techniques, which include reducing consumption through improved manufacturing processes, switching to alternative fuels and hedging.

Consistent with deflation in energy costs and because of lower end-market demand, the selling prices and profitability of our Commodity Chemicals segment dropped severely during 2009 following near all-time high levels in the fourth quarter of 2008 and first quarter of 2009. U.S. caustic demand weakened because of falling industrial production. At the end of the year, as customer inventory destocking began to diminish, demand and selling prices began to modestly recover.

Our ongoing pension and postretirement benefit costs were $327 million in 2009, an increase of about $100 million from 2008. These costs are expected to decline in 2010 by about $50 million. During 2009, PPG contributions to our pension plans totaled about $450 million, and we anticipate 2010 contributions will be about $240 million.

The Company announced significant restructuring actions in both the third quarter of 2008 and the first quarter of 2009, in recognition of lower demand levels, that focused on reducing our cost structure, including actions associated with achieving the synergies from the integration of the acquired SigmaKalon business. The total annual savings from these actions are expected to be about $250 million upon full implementation, including incremental savings in 2010 of about $100 million.

We expect our tax rate in 2010 to be 30%, including a tax benefit of approximately 2% associated with the federal subsidy under Medicare Part D as described in Note 15, “Pensions and Other Postretirement Benefits,” under Item 8 of this Form 10-K. The tax benefit associated with the Medicare Part D subsidy could be changed by the healthcare reform legislation currently being considered by Congress.

The current global economic outlook for 2010 reflects a gradual recovery, but that outlook remains somewhat fragile due in part to the uncertainty of whether consumer spending is expected to rise enough to offset the impact of removal of government stimulus spending. As such, PPG expects to see some recovery in demand in 2010 compared with 2009 and will remain focused on continued effective cost management. The Company also entered 2010 with $1 billion of cash on hand, which is a historically high level for the company, and follows an exemplary year of cash generation in 2009, our second highest year of cash generation on record. This strong cash performance is a direct result of lower 2009 activity levels, a management focus on lowering our working capital and the impact of several years of portfolio changes that diversified our geographic sales mix and broadened our end-markets served resulting in lower exposure to any individual end-market or region. This ability to generate high levels of cash, our prudent deployment of this cash to continuously strengthen the Company, the expected full year benefit of our recent cost restructuring actions and the expectation of a gradual economic recovery gives us optimism regarding the Company’s prospects for 2010.

Accounting Standards Adopted in 2009

Note 1, “Summary of Significant Accounting Policies,” under Item 8 describes the Company’s recently adopted accounting pronouncements.

Accounting Standards to be Adopted in Future Years

Note 1, “Summary of Significant Accounting Policies,” under Item 8 describes the potential impact on PPG of accounting standards that are not yet effective.

Performance in 2008 compared with 2007

Divestiture of Automotive Glass and Services Business

During the third quarter of 2007, the Company entered into an agreement to sell its automotive glass and services business to Platinum Equity (“Platinum”) for approximately $500 million. Accordingly, the assets and liabilities of this business were classified as held for sale and the results of operations and cash flows of this business were classified as discontinued operations as of September 30, 2007. In the fourth quarter of 2007, PPG was notified that affiliates of Platinum had filed suit in the Supreme Court of the State of New York, County of New York, alleging that Platinum was not obligated to consummate the agreement. Platinum also terminated the agreement. PPG has sued Platinum and certain of its affiliates for damages, including the $25 million breakup fee stipulated by the terms of the agreement, based on various alleged actions of the Platinum parties. While the transaction with Platinum was terminated, PPG management remained committed to a sale of the automotive glass and services business and continued to classify its assets and liabilities as held for sale and report its results of operations and cash flows as discontinued operations through the first quarter of 2008.

18	2009 PPG ANNUAL REPORT AND FORM 10-K

Management’s Discussion and Analysis

In July 2008, PPG entered into an agreement with affiliates of Kohlberg & Company, LLC, under which PPG would divest the automotive glass and services business to a new company formed by affiliates of Kohlberg. Under the agreement, PPG would receive a noncontrolling interest in the new company, and, as such, the accounting requirements for classifying the business as assets held for sale and reporting its results of operations and cash flows as discontinued operations had no longer been met. The assets and liabilities of the business were classified as held for use in the consolidated balance sheet as of December 31, 2007, and the results of operations and cash flows of the business through September 30, 2008 have been classified as continuing operations in the Glass reportable segment in the consolidated statements of income and cash flows under Item 8 of this Form 10-K for the three years ended December 31, 2009.

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

The transaction with affiliates of Kohlberg was completed on September 30, 2008, with PPG receiving total proceeds of $315 million, including $225 million in cash and two 6-year notes totaling $90 million ($60 million at 8.5% interest and $30 million at 10% interest). Both notes, which may be prepaid at any time without penalty, are senior to the equity of the new company. In addition, PPG has received a noncontrolling interest of approximately 40 percent in the new company, Pittsburgh Glass Works LLC. This transaction resulted in a third quarter 2008 gain of $15 million pretax, net of transaction costs, and is included in “Other income” in the consolidated statement of income for the year ended December 31, 2008 under Item 8. The aftertax gain on the transaction was $3 million, reflective of tax expense of $12 million. Tax expense on the gain includes the tax cost of repatriating certain transaction proceeds from Canada to the U.S. and the impact of certain permanent book/tax differences which resulted in a larger taxable gain. PPG accounts for its interest in Pittsburgh Glass Works LLC under the equity method of accounting from October 1, 2008 onward. PPG has retained certain liabilities for pension and post-employment benefits earned for service up to September 30, 2008.

Divestiture of Fine Chemicals Business

In the third quarter of 2007, PPG entered into an agreement to sell its fine chemicals business to ZaCh System S.p.A., a subsidiary of Zambon Company S.p.A., for approximately $65 million. The sale of this business was completed in November 2007. The results of operations and cash flows of this business, which had previously been included in the Optical and Specialty Materials reportable segment, have been classified as discontinued operations in the consolidated statements of income and cash flows under Item 8 for the year ended December 31, 2007. PPG recorded a pretax loss on sale of the fine chemicals business of $25 million ($19 million aftertax) in 2007.

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

2009 PPG ANNUAL REPORT AND FORM 10-K	19

Management’s Discussion and Analysis

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

The effective tax rate on pretax earnings from continuing operations in 2008 was 31.3% compared to 29.1% in 2007. The 2008 rate includes a tax benefit of $14 million related to the settlement with the Internal Revenue Service of our U.S. tax returns for tax years 2004, 2005 and 2006. The 2008 rate also includes a total net tax benefit of 26.5% on costs related to the acquisition of SigmaKalon, the charges for the catch-up of depreciation expense and the impact of benefit changes related to the divestiture of the automotive glass and services business, the business restructuring charge, the adjustment to increase the current value of the Company’s obligation under the proposed asbestos settlement and the gain on divestiture of the automotive glass and services business. The tax rate was approximately 31% on the remaining pretax earnings in 2008.

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

Net income and earnings per share – assuming dilution for 2008 and 2007 are summarized below:

(Millions, except per share amounts)
Year ended December 31, 2008	Net Income
	$	EPS
Net income	$538	$3.25
Net income includes:
Charges related to:
Business restructuring	110	0.67
Acquisition-related costs(1)	89	0.54
Depreciation catch-up(2)	11	0.07
Divestiture-related benefit costs(3)	12	0.07
Asbestos settlement – net(4)	2	0.01
Gain on divestiture of automotive glass and services business	(3)	(0.02)

(Millions, except per share amounts)
Year ended December 31, 2007	Net Income
	$	EPS
Net income	$834	$5.03
Net income includes:
Charges related to:
Asbestos settlement – net(4)	15	0.09
Acquisition-related costs(5)	4	0.03
Divestiture-related benefit costs(6)	11	0.06
Loss on divestiture of fine chemicals business	19	0.11
(1)	Costs related to SigmaKalon acquisition, including $66 million aftertax for the flow-through cost of sales of the step up to fair value of acquired inventory and $23 million aftertax for the write-off of in-process research and development.
(2)	Represents the catch-up of depreciation expense, which was suspended when the automotive glass and services business was classified previously as a discontinued operation.
(3)	Represents special termination benefits and a pension curtailment loss relating to the impact of benefit changes, including accelerated vesting, negotiated as part of the sale of the automotive glass and services business.
(4)	Net increase in the current value of the Company’s obligation under the proposed asbestos settlement.
(5)	Costs related to Barloworld Coatings Australia acquisition for the flow-through cost of sales of the step up to fair value of acquired inventory.
(6)	Represents curtailment losses on certain defined benefit plans of the automotive glass and services business.

Results of Reportable Business Segments

	Net sales		Segment income
(Millions)	2008	2007	2008	2007
Performance Coatings	$4,716	$3,811	$582	$563
Industrial Coatings	3,999	3,646	212	370
Architectural Coatings – EMEA	2,249	—	141	—
Optical and Specialty Materials	1,134	1,029	244	235
Commodity Chemicals	1,837	1,539	340	243
Glass	1,914	2,195	70	138

20	2009 PPG ANNUAL REPORT AND FORM 10-K

Management’s Discussion and Analysis

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

See Note 25, “Reportable Business Segment Information,” under Item 8 of this Form 10-K for further information related to the Company’s operating segments and reportable business segments.

Commitments and Contingent Liabilities, including Environmental Matters

PPG is involved in a number of lawsuits and claims, both actual and potential, including some that it has asserted against others, in which substantial monetary damages are sought. See Item 3, “Legal Proceedings” and Note 16, “Commitments and Contingent Liabilities,” under Item 8 of this Form 10-K for a description of certain of these lawsuits, including a description of the proposed asbestos settlement and a description of the antitrust suits against PPG related to the flat glass and automotive refinish industries. As discussed in Item 3 and Note 16, although

2009 PPG ANNUAL REPORT AND FORM 10-K	21

Management’s Discussion and Analysis

the result of any future litigation of such lawsuits and claims is inherently unpredictable, management believes that, in the aggregate, the outcome of all lawsuits and claims involving PPG, including asbestos-related claims in the event the proposed asbestos settlement described in Note 16 does not become effective, will not have a material effect on PPG’s consolidated financial position or liquidity; however, any such outcome may be material to the results of operations of any particular period in which costs, if any, are recognized.

It is PPG’s policy to accrue expenses for environmental contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Reserves for environmental contingencies are exclusive of claims against third parties and are generally not discounted. Management anticipates that the resolution of the Company’s environmental contingencies will occur over an extended period of time. As of December 31, 2009 and 2008, PPG had reserves for environmental contingencies totaling $287 million and $299 million, respectively, of which $59 million and $44 million, respectively, were classified as current liabilities. Pretax charges against income for environmental remediation costs in 2009, 2008 and 2007 totaled $11 million, $15 million and $12 million, respectively, and are included in “Other charges” in the consolidated statement of income. Cash outlays related to such environmental remediation aggregated $24 million, $24 million and $19 million, in 2009, 2008 and 2007, respectively. As part of the allocation of the SigmaKalon purchase price to the assets acquired and liabilities assumed, the reserve for environmental contingencies was increased by $37 million in 2008. The impact of foreign currency translation increased the liability by $1 million in 2009 and decreased the liability by $5 million in 2008.

In addition to the amounts currently reserved for environmental remediation, the Company may be subject to loss contingencies related to environmental matters estimated to be as much as $200 million to $300 million, which range is unchanged since December 31, 2008. Such unreserved losses are reasonably possible but are not currently considered to be probable of occurrence.

Our continuing efforts to analyze and assess the environmental issues associated with a former chromium manufacturing plant site located in Jersey City, N.J., and at the Calcasieu River Estuary located near our Lake Charles, La., chlor-alkali plant resulted in a pre-tax charge of $173 million in the third quarter of 2006 for the estimated costs of remediating these sites. These charges for estimated environmental remediation costs in 2006 were significantly higher than PPG’s historical range. Excluding 2006, pretax charges against income have ranged between $10 million and $49 million per year for the past 15 years. We anticipate that charges against income in 2010 for environmental remediation costs will be within this historical range.

Management expects cash outlays for environmental remediation costs to be approximately $70 million in 2010 and to range from $50 million to $70 million annually through 2014. It is possible that technological, regulatory and enforcement developments, the results of environmental studies and other factors could alter our expectations with respect to charges against income and future cash outlays. Specifically, the level of expected cash outlays is highly dependent upon activity related to the former chromium manufacturing plant site in New Jersey, as PPG awaits approval of workplans that have been submitted to the applicable regulatory agencies.

Impact of Inflation

In 2009, PPG experienced a reduction in our energy and raw material costs, following the significant increases in these costs experienced in 2008 and 2007, which was driven by lower global demand as a result of the recession and the delayed impact of lower oil prices. This impact was largely offset by reductions in our selling prices. The impact of inflation net of price was negative in our Commodity Chemicals and Glass reportable segments and was positive in our three Coatings and the Optical and Specialty Materials reportable segments.

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

In 2010, we expect the costs in all our businesses to increase due to the negative effects of inflation, including the cost of certain raw materials as a result of increases in global demand. We will continue our efforts to manage our energy efficiency and our material costs through product reformulation and qualification of additional suppliers, particularly those from lower cost regions of the world. We expect those efforts, combined with increases in our selling prices and manufacturing cost

22	2009 PPG ANNUAL REPORT AND FORM 10-K

Management’s Discussion and Analysis

efficiencies, will offset the negative impact of inflation in 2010.

Liquidity and Capital Resources

During the past three years, we had sufficient financial resources to meet our operating requirements, to fund our capital spending, share repurchases and pension plans and to pay increasing dividends to our shareholders.

Cash from operating activities was $1,345 million, $1,437 million and $1,063 million in 2009, 2008 and 2007, respectively. The decrease in cash from operations in 2009 compared to 2008 of $92 million was due in large part to lower earnings, higher pension contributions and higher cash spending on restructuring in 2009 offset by an increase in cash from a reduction in our working capital. We used the 2009 cash from operating activities to fund our capital spending, pay dividends and repay $646 million of debt during the year and still have over $1 billion of cash on hand at December 31, 2009.

The change in working capital elements, excluding the impact of currency, included in cash from operating activities was a source of cash of $377 million during the year ended December 31, 2009. Accounts receivable as a percentage of fourth quarter sales, annualized, for 2009 was 21.1%, down from 22% for 2008. Days sales outstanding decreased to 65 days in 2009 from 71 days in 2008. Inventories as a percentage of fourth quarter sales, annualized, for 2009 was 12.4%, down from 13.3% for 2008. Inventory turnover was 4 times in 2009 and 2008.

Total capital spending was $265 million, $2,056 million and $597 million in 2009, 2008 and 2007, respectively. Spending related to modernization and productivity improvements, expansion of existing businesses and environmental control projects was $239 million, $383 million and $364 million in 2009, 2008 and 2007, respectively, and is expected to be approximately $350 million during 2010. Capital spending related to business acquisitions amounted to $26 million, $1,673 million and $233 million in 2009, 2008 and 2007, respectively.

Dividends paid to shareholders totaled $353 million, $343 million and $335 million in 2009, 2008 and 2007, respectively. PPG has paid uninterrupted dividends since 1899, and 2009 marked the 38th consecutive year of increased annual dividend payments to shareholders. Over time, our goal is to sustain our dividends at approximately one-third of our earnings per share.

We did not have a mandatory contribution to our U.S. defined benefit pension plans in 2009; however, due in large part to the negative investment return on pension plan assets in 2008, we made voluntary contributions to these plans in 2009 totaling $360 million. In 2008 and 2007, we made voluntary contributions to our U.S. defined benefit pension plans of $50 million and $100 million, respectively. Contributions were made to our non-U.S. defined benefit pension plans of $90 million, $69 million and $49 million for 2009, 2008 and 2007, respectively, some of which were required by local funding requirements. Of the total 2009 contributions of $450 million, approximately $120 million was made in the form of PPG stock. We expect to make voluntary contributions to our U.S. plans in 2010 of approximately $150 million, and we expect to make mandatory contributions to our non-U.S. plans in 2010 of approximately $90 million.

In December of 2008, the Company entered into an agreement with a counterparty to repurchase 1.5 million shares of the Company’s stock. Under the terms of the agreement, the counterparty purchased the shares in the open market in January of 2009 and held the shares until December of 2009 when the Company paid the agreed upon price of $39.53 per share and took possession of these shares. The total cost of this share repurchase was approximately $59 million.

In 2008, the Company purchased 0.1 million shares of PPG common stock at a cost of $7 million, and during 2007, the Company repurchased 3.7 million shares of PPG common stock at a cost of $274 million.

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

2009 PPG ANNUAL REPORT AND FORM 10-K	23

Management’s Discussion and Analysis

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

In July 2008, the Company entered into an agreement to divest its automotive OEM glass and automotive replacement glass and services businesses (“automotive glass and services business”). Under the agreement, PPG received a noncontrolling ownership interest in the new company formed by the buyer. The transaction was completed on September 30, 2008. The Company received cash proceeds of $225 million at closing and two six-year notes totaling $90 million from this transaction.

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

In June 2009, PPG entered into a $400 million three year unsecured term loan. We used $116 million of the proceeds from this term loan to retire our 7.05% Notes due 2009; the remainder of the loan proceeds of approximately $284 million were used to retire outstanding amounts under our €650 million revolving credit facility. The principal amount of this term loan is due in three years, and the interest rate is variable based on a spread over LIBOR.

The ratio of total debt, including capital leases, to total debt and equity was 47% at December 31, 2009 and 54% at December 31, 2008. The decrease at year end 2009 is primarily due to the reduction of the Company’s debt during 2009.

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

		Obligations Due In:
(Millions)	Total	2010	2011- 2012	2013- 2014	Thereafter
Contractual Obligations
Long-term debt	$3,046	$2	$484	$604	$1,956

Short-term debt	268	268	—	—	—

Capital lease obligations	32	2	3	3	24

Operating leases	646	129	185	118	214

Interest payments(1)	1,619	177	338	265	839

Pension contributions(2)	240	240	—	—	—

Unconditional purchase obligations	971	314	303	94	260

Total	$6,822	$1,132	$1,313	$1,084	$3,293

Asbestos Settlement(3)
Aggregate cash payments	$825	$437	$24	$23	$341

PPG stock and other	97	97	—	—	—

Total	$922	$534	$24	$23	$341

(1)	Includes interest on all outstanding debt. Interest for variable-rate debt instruments is based on effective rates at December 31, 2009. Interest for fixed-rate debt instruments have been adjusted for the impact of interest rate swaps using the effective rate at December 31, 2009.
(2)	Includes the estimated pension contribution for 2010 only, as PPG is unable to estimate the pension contributions beyond 2010.
(3)	We have recorded an obligation equal to the net present value of the aggregate cash payments, along with the PPG stock and other assets to be contributed to a trust under the proposed asbestos settlement. However, PPG has no obligation to pay any amounts under this settlement until the Funding Effective Date, as more fully discussed in Note 16, “Commitments and Contingent Liabilities,” under Item 8 of this Form 10-K.

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

24	2009 PPG ANNUAL REPORT AND FORM 10-K

Management’s Discussion and Analysis

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

Contingencies, by their nature, relate to uncertainties that require management to exercise judgment both in assessing the likelihood that a liability has been incurred as well as in estimating the amount of potential loss. The most important contingencies impacting our financial statements are those related to the collectibility of accounts receivable, to environmental remediation, to pending, impending or overtly threatened litigation against the Company and to the resolution of matters related to open tax years. For more information on these matters, see Note 4, “Working Capital Detail,” Note 14, “Income Taxes” and Note 16, “Commitments and Contingent Liabilities” under Item 8 of this Form 10-K.

Accounting for pensions and other postretirement benefits involves estimating the cost of benefits to be provided well into the future and attributing that cost over the time period each employee works. To accomplish this, extensive use is made of assumptions about inflation, investment returns, mortality, turnover, medical costs and discount rates. These assumptions are reviewed annually. See Note 15, “Pensions and Other Postretirement Benefits,” under Item 8 for information on these plans and the assumptions used.

The discount rate used in accounting for pensions and other postretirement benefits is determined by reference to a current yield curve and by considering the timing and amount of projected future benefit payments. The discount rate assumption for 2010 is 5.90% for our U.S. defined benefit pension and other postretirement benefit plans. A change in the discount rate of 75 basis points, with all other assumptions held constant, would impact 2010 net periodic benefit expense for our defined benefit pension and other postretirement benefit plans by approximately $12 million and $9 million, respectively.

The expected return on plan assets assumption used in accounting for our pension plans is determined by evaluating the mix of investments that comprise plan assets and external forecasts of future long-term investment returns. For 2009, the return on plan assets assumption for our U.S. defined benefit pension plans was 8.5%. We will use the same assumption for 2010. A change in the rate of return of 75 basis points, with other assumptions held constant, would impact 2010 net periodic pension expense by approximately $18 million.

As discussed in Note 1, “Summary of Significant Accounting Policies,” under Item 8 of this Form 10-K, the Company tests goodwill and identifiable intangible assets with indefinite lives for impairment at least annually by comparing the fair value of the reporting units to their carrying values. Fair values are estimated using discounted cash flow methodologies that are based on projections of the amounts and timing of future revenues and cash flows. Based on this testing, none of our goodwill or identifiable intangible assets with indefinite lives was impaired as of December 31, 2009.

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

2009 PPG ANNUAL REPORT AND FORM 10-K	25

Management’s Discussion and Analysis

Currency

From December 31, 2008 to December 31, 2009, the U.S. dollar weakened against the currencies of most of the countries in which PPG operates, most notably against the euro, the Canadian dollar, the British pound sterling, the Polish zloty, the Brazilian real, the South Korean won and the Australian dollar. As a result, the effects of translating the net assets of PPG’s operations denominated in non-U.S. currencies to the U.S. dollar increased consolidated net assets at December 31, 2009 by $173 million compared to December 31, 2008. During much of the year, the U.S. dollar was stronger against the currencies of many countries in which PPG operates than it was in 2008, which had an unfavorable impact on 2009 pretax earnings of $29 million from the translation of these foreign earnings into U.S. dollars.

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

26	2009 PPG ANNUAL REPORT AND FORM 10-K

Management’s Discussion and Analysis

Company’s risk management policies are provided in Note 12, “Derivative Financial Instruments and Hedge Activities,” under Item 8 of this Form 10-K.

The following disclosures summarize PPG’s exposure to market risks and information regarding the use of and fair value of derivatives employed to manage its exposure to such risks. Quantitative sensitivity analyses have been provided to reflect how reasonably possible, unfavorable changes in market rates can impact PPG’s consolidated results of operations, cash flows and financial position.

Foreign currency forward and option contracts outstanding during 2009 and 2008 were used to hedge PPG’s exposure to foreign currency transaction risk. The fair value of these contracts as of December 31, 2009 and 2008 were liabilities of $3 million and $17 million, respectively. The potential reduction in PPG’s earnings resulting from the impact of adverse changes in exchange rates on the fair value of its outstanding foreign currency hedge contracts of 10% for European currencies and 20% for Asian and South American currencies for the years ended December 31, 2009 and 2008 would have been $17 million and $27 million, respectively.

Concurrent with the March 18, 2008 completion of the $1.55 billion public debt offering, PPG entered into ten U.S. dollar to euro cross currency swap contracts with a total notional amount of $1.3 billion, of which $600 million were to settle on March 15, 2013 and $700 million were to settle on March 15, 2018. On March 18, 2008, PPG paid the counterparties to the contracts a total of $1.3 billion and received euros, which were used to repay most of the €1 billion bridge loan, which the Company employed to finance the acquisition of SigmaKalon. During the fourth quarter of 2008, PPG converted $1.16 billion of these contracts to $208 million of cash and replaced them with new cross currency swap contracts. On settlement of the contracts, PPG will receive $1.3 billion and pay euros to the counterparties to the contracts. The Company has designated these swaps as hedges of its net investment in the acquired SigmaKalon businesses and, as a result, mark to fair value adjustments of the swaps have been and will be recorded as a component of other comprehensive income. As of December 31, 2009 and 2008, the aggregate fair value of these swaps was a liability of $308 million and $130 million, respectively. A 10% increase in the value of the euro to the U.S. dollar would have had an unfavorable effect on the fair value of these swap contracts and increase the liability by $182 million and $181 million at December 31, 2009 and 2008, respectively.

PPG had non-U.S. dollar denominated debt outstanding of $723 million as of December 31, 2009 and $1,373 million as of December 31, 2008. A weakening of the U.S. dollar by 10% against European currencies and by 20% against Asian and South American currencies would have resulted in unrealized translation losses of approximately $81 million and $118 million as of December 31, 2009 and 2008, respectively.

Interest rate swaps are used to manage a portion of PPG’s interest rate risk. The fair value of the interest rate swaps was an asset of $10 million and $3 million as of December 31, 2009 and 2008, respectively. The fair value of these swaps would have changed unfavorably by $3 million and $0.5 million as of December 31, 2009 and 2008, respectively, if variable interest rates increased by 10%. A 10% increase in interest rates in the U.S., Canada, Mexico and Europe and a 20% increase in interest rates in Asia and South America would have affected PPG’s variable rate debt obligations by increasing interest expense approximately $1 million as of December 31, 2009 and $3 million as of December 31, 2008. Further, a 10% reduction in interest rates would have increased the present value of the Company’s fixed rate debt by approximately $91 million and $118 million as of December 31, 2009 and 2008, respectively; however, such changes would not have had an effect on PPG’s annual earnings or cash flows.

The Company entered into forward starting swaps in the third quarter of 2009 to effectively lock-in a fixed interest rate based on the 10-year swap rate, to which will be added a corporate spread, related to future debt refinancings. The notional amount of these swaps totaled $250 million. As of December 31, 2009, the fair value of these swaps was an asset of $3 million. A 10% decline in interest rates would unfavorably affect the fair value of these swaps by $10 million.

The fair value of natural gas swap contracts in place as of December 31, 2009 and 2008 was a liability of $50 million and $85 million, respectively. These contracts were entered into to reduce PPG’s exposure to higher prices of natural gas. A 10% reduction in the price of natural gas would have had an unfavorable effect on the fair value of these contracts and increased the liability by $14 million and $27 million at December 31, 2009 and 2008, respectively.

An equity forward arrangement was entered into to hedge the Company’s exposure to changes in fair value of its future obligation to contribute PPG stock into an asbestos settlement trust (see Note 12 “Derivative Financial Instruments and Hedge Activities” and Note 16, “Commitments and Contingent Liabilities,” under Item 8 of this Form 10-K). The fair value of this instrument as of December 31, 2009 and 2008 was an asset of $18 million and a liability of $6 million, respectively. A 10% decrease in PPG’s stock price would have had an unfavorable effect on the fair value of this instrument of $8 million and $6 million at December 31, 2009 and 2008, respectively.

2009 PPG ANNUAL REPORT AND FORM 10-K	27

Item 8. Financial Statements and Supplementary Data

Internal Controls – Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of PPG Industries, Inc.

We have audited the internal control over financial reporting of PPG Industries, Inc. and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2009 of the Company and our report dated February 18, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of accounting guidance on consolidations.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP

Pittsburgh, Pennsylvania

February 18, 2010

28	2009 PPG ANNUAL REPORT AND FORM 10-K

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

We are also responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control system is designed to provide reasonable assurance concerning the reliability of the financial data used in the preparation of PPG’s financial statements, as well as to safeguard the Company’s assets from unauthorized use or disposition.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. In addition, because of changing conditions, there is risk in projecting any evaluation of internal controls to future periods.

We conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this evaluation, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Our evaluation included reviewing the documentation of our controls, evaluating the design effectiveness of our controls and testing their operating effectiveness. Based on this evaluation we believe that, as of December 31, 2009, the Company’s internal controls over financial reporting were effective and provide reasonable assurance that the accompanying financial statements do not contain any material misstatement.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued their report, included on page 28 of this Form 10-K, regarding the Company’s internal control over financial reporting.

/s/ Charles E. Bunch Charles E. Bunch Chairman of the Board and Chief Executive Officer February 18, 2010	/s/ Robert J. Dellinger Robert J. Dellinger Senior Vice President, Finance and Chief Financial Officer

Consolidated Financial Statements – Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of PPG Industries, Inc.

We have audited the accompanying consolidated balance sheets of PPG Industries, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PPG Industries, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, on January 1, 2007 the Company adopted the provisions of accounting guidance which was issued to clarify the accounting for uncertainty in income taxes.

As discussed in Note 1 to the consolidated financial statements, on January 1, 2009 the Company adopted the provisions of accounting guidance on consolidations, and applied the new guidance to all periods presented in the accompanying consolidated financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP

Pittsburgh, Pennsylvania

February 18, 2010

2009 PPG ANNUAL REPORT AND FORM 10-K	29

Consolidated Statement of Income

	For the Year
(Millions, except per share amounts)	2009	2008	2007
Net sales	$12,239	$15,849	$12,220

Cost of sales, exclusive of depreciation and amortization (See Note 2)	7,539	10,155	7,828

Selling, general and administrative (See Note 3)	2,936	3,432	2,310

Depreciation (See Note 3)	354	428	345
Amortization (See Note 7)	126	135	58

Research and development – net (See Note 23)	388	451	348

Interest	193	254	93

Asbestos settlement – net (See Notes 12 and 16)	13	4	24
In-process research and development (See Note 2)	—	23	—

Business restructuring (See Note 8)	186	163	—

Other charges (See Note 16)	65	61	59

Other earnings (See Note 20)	(178)	(165)	(160)

Income from continuing operations before income taxes	617	908	1,315
Income tax expense (See Note 14)	191	284	383
Income from continuing operations, net of tax	426	624	932
Loss from discontinued operations, net of tax (See Note 1)	—	—	22
Net income attributable to the controlling and noncontrolling interests (See Note 1)	426	624	910
Less: net income attributable to noncontrolling interests (See Note 1)	90	86	76
Net income (attributable to PPG)	$336	$538	$834

Amounts attributable to PPG
Income from continuing operations, net of tax	$336	$538	$856
Loss from discontinued operations, net of tax (See Note 1)	—	—	22
Net income (attributable to PPG)	$336	$538	$834

Earnings per common share (See Note 13)
Income from continuing operations	$2.04	$3.27	$5.20
Loss from discontinued operations (See Note 1)	—	—	0.13
Net income (attributable to PPG)	$2.04	$3.27	$5.07

Earnings per common share – assuming dilution (See Note 13)
Income from continuing operations	$2.03	$3.25	$5.16
Loss from discontinued operations (See Note 1)	—	—	0.13
Net Income (attributable to PPG)	$2.03	$3.25	$5.03

The accompanying notes to the consolidated financial statements are an integral part of this consolidated statement.

30	2009 PPG ANNUAL REPORT AND FORM 10-K

Consolidated Balance Sheet

	December 31
(Millions)	2009	2008
Assets
Current assets
Cash and cash equivalents	$1,057	$1,021

Receivables (See Note 4)	2,628	2,804

Inventories (See Note 4)	1,548	1,702

Deferred income taxes (See Note 14)	485	515

Other	263	306

Total current assets	5,981	6,348

Property (See Note 5)	8,313	8,043

Less accumulated depreciation	5,559	5,245

Property – net	2,754	2,798

Investments (See Note 6)	499	509

Goodwill (See Note 7)	2,784	2,641

Identifiable intangible assets – net (See Note 7)	1,416	1,472

Other assets (See Note 14)	806	930

Total	$14,240	$14,698

Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt and current portion of long-term debt (See Note 9)	$272	$903

Asbestos settlement (See Note 16)	534	491

Accounts payable and accrued liabilities (See Note 4)	2,648	2,724

Business restructuring (See Note 8)	123	92

Total current liabilities	3,577	4,210

Long-term debt (See Note 9)	3,074	3,009

Asbestos settlement (See Note 16)	238	244

Deferred income taxes (See Note 14)	328	425

Accrued pensions (See Note 15)	944	1,250

Other postretirement benefits (See Note 15)	1,010	1,072

Other liabilities (See Note 15)	1,147	999

Total liabilities	10,318	11,209

Commitments and contingent liabilities (See Note 16)

Shareholders’ equity (See Note 17)
Common stock	484	484

Additional paid-in capital	609	580

Retained earnings	8,139	8,156

Treasury stock, at cost	(4,218)	(4,259)

Accumulated other comprehensive loss (See Note 18)	(1,261)	(1,628)

Total PPG shareholders’ equity	3,753	3,333

Noncontrolling interests (Note 1)	169	156

Total shareholders’ equity	3,922	3,489

Total	$14,240	$14,698

Shares outstanding were 165,667,659 and 164,198,633 as of December 31, 2009 and 2008, respectively.

The accompanying notes to the consolidated financial statements are an integral part of this consolidated statement.

2009 PPG ANNUAL REPORT AND FORM 10-K	31

Consolidated Statement of Shareholders’ Equity

(Millions)	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Unearned Compensation (See Note 1)	Accumulated Other Comprehensive (Loss) Income (See Note 18)	Total PPG	Non- controlling Interests	Total
Balance, January 1, 2007	$484	$408	$7,453	$(4,101)	$(25)	$(939)	$3,280	$148	$3,428

Net income attributable to the controlling and noncontrolling interests	—	—	834	—	—	—	834	76	910

Other comprehensive income, net of tax	—	—	—	—	—	357	357	4	361

Cash dividends	—	—	(335)	—	—	—	(335)	—	(335)

Purchase of treasury stock	—	—	—	(274)	—	—	(274)	—	(274)

Issuance of treasury stock	—	102	—	108	—	—	210	—	210

Stock option activity	—	43	—	—	—	—	43	—	43

Repayment of loans by ESOP	—	—	—	—	25	—	25	—	25

Transition adjustment from adopting new accounting guidance (See Note 1)	—	—	11	—	—	—	11	—	11

Dividends paid on subsidiary common stock to noncontrolling interests	—	—	—	—	—	—	—	(67)	(67)

Balance, December 31, 2007	$484	$553	$7,963	$(4,267)	$—	$(582)	$4,151	$161	$4,312

Net income attributable to the controlling and noncontrolling interests	—	—	538	—	—	—	538	86	624

Other comprehensive (loss), net of tax	—	—	—	—	—	(1,046)	(1,046)	(7)	(1,053)

Cash dividends	—	—	(343)	—	—	—	(343)	—	(343)

Purchase of treasury stock	—	—	—	(7)	—	—	(7)	—	(7)

Issuance of treasury stock	—	18	—	15	—	—	33	—	33

Stock option activity	—	9	—	—	—	—	9	—	9

Transition adjustment from adopting new accounting guidance (See Note 1)	—	—	(2)	—	—	—	(2)	—	(2)

Increase through acquisition	—	—	—	—	—	—	—	23	23

Decrease through divestiture	—	—	—	—	—	—	—	(27)	(27)

Dividends paid on subsidiary common stock to noncontrolling interests	—	—	—	—	—	—	—	(79)	(79)

Other	—	—	—	—	—	—	—	(1)	(1)

Balance, December 31, 2008	$484	$580	$8,156	$(4,259)	$—	$(1,628)	$3,333	$156	$3,489

Net income attributable to the controlling and noncontrolling interests	—	—	336	—	—	—	336	90	426

Other comprehensive income, net of tax	—	—	—	—	—	367	367	—	367

Cash dividends	—	—	(353)	—	—	—	(353)	—	(353)

Purchase of treasury stock	—	—	—	(59)	—	—	(59)	—	(59)

Issuance of treasury stock	—	50	—	100	—	—	150	—	150

Stock option activity	—	6	—	—	—	—	6	—	6

Equity forward arrangement	—	(27)	—	—	—	—	(27)	—	(27)

Dividends paid on subsidiary common stock to noncontrolling interests	—	—	—	—	—	—	—	(77)	(77)

Balance, December 31, 2009	$484	$609	$8,139	$(4,218)	$—	$(1,261)	$3,753	$169	$3,922

Consolidated Statement of Comprehensive Income (Loss)

	For the Year
(Millions)	2009	2008	2007
Net income attributable to the controlling and noncontrolling interests	$426	$624	$910

Other comprehensive income (loss), net of tax (See Note 18)
Unrealized currency translation adjustment	173	(506)	264

Defined benefit pension and other postretirement benefit adjustments (See Note 15)	169	(494)	90

Unrealized (losses) gains on marketable equity securities	—	(4)	—

Net change – derivatives (See Note 12)	25	(49)	7

Other comprehensive income (loss), net of tax	367	(1,053)	361

Total comprehensive income (loss)	$793	$(429)	$1,271

Less: amounts attributable to noncontrolling interests:

Net income	(90)	(86)	(76)

Unrealized currency translation adjustment	—	7	(4)

Comprehensive income (loss) attributable to PPG	$703	$(508)	$1,191

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

32	2009 PPG ANNUAL REPORT AND FORM 10-K

Consolidated Statement of Cash Flows

	For the Year
(Millions)	2009	2008	2007
Operating activities
Net income attributable to the controlling and noncontrolling interests	$426	$624	$910

Loss from discontinued operations, net of tax	—	—	22
Income from continuing operations, net of tax	426	624	932
Adjustments to reconcile to cash from operations
Depreciation and amortization	480	563	403

Asbestos settlement, net of tax	8	2	15

Business restructuring	186	163	—

Write-off of in-process research and development	—	23	—

Restructuring cash spending	(142)	(27)	(15)

Bad debt expense	59	52	16

Equity affiliate loss (earnings) net of dividends	17	15	(11)

(Decrease) increase in net accrued pension benefit costs	(22)	78	(7)

Decrease (increase) in receivables	235	(4)	(224)

Decrease (increase) in inventories	232	79	(49)

Decrease (increase) in other current assets	62	(123)	(24)

(Decrease) increase in accounts payable and accrued liabilities	(152)	15	72

Decrease (increase) in noncurrent assets	12	21	(100)

(Decrease) increase in noncurrent liabilities	(61)	(132)	3

Other	5	88	51

Cash from operating activities – continuing operations	1,345	1,437	1,062
Cash from operating activities – discontinued operations	—	—	1
Cash from operating activities	1,345	1,437	1,063

Investing activities
Capital spending
Additions to property and investments	(239)	(383)	(364)

Business acquisitions, net of cash balances acquired (See Note 2)	(26)	(1,673)	(233)

Deposits held in escrow (See Note 2)	—	(37)	(1,718)
Release of deposits held in escrow (See Note 2)	22	1,740	2
Proceeds from sale of automotive glass and services business (See Note 3)	—	225	—
Proceeds from termination of currency swap contracts (See Note 12)	—	208	—
Reductions of other property and investments	43	45	68
Payments on cross currency swap contract (See Note 12)	(3)	—	—

Cash (used for) from investing activities – continuing operations	(203)	125	(2,245)
Cash from investing activities – discontinued operations	—	—	38
Cash (used for) from investing activities	(203)	125	(2,207)

Financing activities
Debt:
Borrowings to refinance acquired SigmaKalon debt (See Note 9)	—	1,143	—

Repayment of acquired SigmaKalon debt (See Note 9)	—	(1,259)	—

Proceeds from issuance of notes (net of discount and issuance costs) (See Note 9)	—	1,538	—

Repayment of bridge loan (See Note 9)	—	(1,557)	—

Net change in borrowings with maturities of three months or less	(431)	(392)	698

Proceeds from term loan (See Note 9)	400	—	—

Proceeds from other short-term debt	1	329	1,129

Repayment of other short-term debt	(517)	(442)	(83)

Repayment of 7.05% Notes due 2009 (See Note 9)	(116)	—	—

Proceeds from other long-term debt	29	—	—
Repayment of other long-term debt	(12)	(41)	(71)

Net change in cash related to debt transactions	(646)	(681)	1,673

Other financing activities:
Proceeds from termination of interest rate swaps	—	40	—

Repayment of loans by employee stock ownership plan	—	—	25

Purchase of treasury stock	(59)	(7)	(274)

Issuance of treasury stock	12	13	194

Dividends paid on subsidiary common stock to noncontrolling interests (See Note 1)	(77)	(79)	(67)

Dividends paid	(353)	(343)	(335)

Cash (used for) from financing activities – continuing operations	(1,123)	(1,057)	1,216
Cash (used for) from financing activities – discontinued operations	—	—	—
Cash (used for) from financing activities	(1,123)	(1,057)	1,216

Effect of currency exchange rate changes on cash and cash equivalents	17	(10)	11

Net increase in cash and cash equivalents	36	495	83

Cash and cash equivalents, beginning of year	1,021	526	443

Cash and cash equivalents, end of year	$1,057	$1,021	$526

The accompanying notes to the consolidated financial statements are an integral part of this consolidated statement.

2009 PPG ANNUAL REPORT AND FORM 10-K	33

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

Basis of Presentation

In the third quarter of 2007, PPG entered into an agreement to sell its fine chemicals business to ZaCh System S.p.A., a subsidiary of Zambon Company S.p.A., for approximately $65 million. The sale of this business was completed in November 2007. The results of operations and cash flows of this business, which had previously been included in the Optical and Specialty Materials reportable segment, have been classified as discontinued operations in the accompanying consolidated statements of income and of cash flows for the year ended December 31, 2007. Net sales of the fine chemicals business were $79 million for the year ended December 31, 2007. For the year ended December 31, 2007 the fine chemicals business had a loss from discontinued operations of $22 million, which included a pretax charge of $25 million ($19 million aftertax) related to the divestiture of the fine chemicals business.

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

34	2009 PPG ANNUAL REPORT AND FORM 10-K

Notes to the Consolidated Financial Statements

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

The Company tests goodwill of each reporting unit for impairment at least annually in connection with PPG’s strategic planning process in the third quarter. The goodwill impairment test is performed by comparing the fair value of the associated reporting unit to its carrying value. The Company’s reporting units are its operating segments. (See Note 25, “Reportable Business Segment Information” for further information concerning the Company’s operating segments.) Fair value is estimated using discounted cash flow methodologies.

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

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts to reduce receivables to their estimated net realizable value. Those estimates are based on historical collection experience, current economic and market conditions, a review of the aging of accounts receivable and the assessments of current creditworthiness of customers.

Employee Stock Ownership Plan

The accounting for the PPG employee stock ownership plan (“ESOP”) is dependent upon when the ESOP purchased its unallocated shares of PPG common stock. PPG common stock purchased after December 31, 1992 (“new ESOP shares”) is permitted by accounting guidance to be accounted for differently than shares purchased prior to December 31, 1992 (“old ESOP shares”). ESOP shares were released for allocation to participants based on the ratio of debt service paid during the year on loans used by the ESOP to purchase the shares to the remaining debt service on those loans. Those loans were a combination of borrowings guaranteed by PPG and borrowings by the ESOP directly from PPG. All ESOP loan balances were repaid and all unallocated shares of PPG common stock were allocated to ESOP participants prior to December 31, 2007. Unearned compensation, which principally represented the unpaid balance of all of the ESOP’s loans was reflected as a reduction of shareholders’ equity as of December 31, 2006. Dividends received by the ESOP were primarily used to pay debt service.

When old ESOP shares were released, PPG compensation expense related to the Company’s match of certain employee contributions was equal to the cash contributed to the ESOP by the Company less the appreciation on the allocated old ESOP shares. Cash contributions to the ESOP were reduced by $30 million in 2007 for the appreciation on the old shares allocated to participants’ accounts in 2007. Compensation expense related to the ESOP was equal to the Company’s matching contribution in 2009 and 2008.

Dividends paid on old ESOP shares were deducted from retained earnings. Old ESOP shares were considered to be outstanding in computing earnings per common share. For new ESOP shares, compensation expense was

2009 PPG ANNUAL REPORT AND FORM 10-K	35

Notes to the Consolidated Financial Statements

equal to the Company’s matching contribution (see Note 19, “Employee Stock Ownership Plan”). Dividends paid on released new ESOP shares were deducted from retained earnings, and dividends on unreleased shares were reported as a reduction of debt or accrued interest. New ESOP shares that were released were considered outstanding in computing earnings per common share. Unreleased new ESOP shares were not considered to be outstanding.

Product Warranties

The Company accrues for product warranties at the time the associated products are sold based on historical claims experience. As of December 31, 2009 and 2008, the reserve for product warranties was $8 million and $10 million, respectively. Pretax charges against income for product warranties in 2009, 2008 and 2007 totaled $6 million, $7 million and $5 million, respectively. Cash outlays related to product warranties were $7 million, $7 million and $6 million in 2009, 2008 and 2007, respectively. In addition, $1 million of warranty obligations were assumed as part of the Company’s 2008 business acquisitions.

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

The accrued asset retirement obligation was $13 million and $14 million as of December 31, 2009 and 2008, respectively.

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

Subsequent Events

PPG has determined that there were no subsequent events that would require disclosure in or adjustment to the accompanying consolidated financial statements through February 18, 2010, the date the financial statements were issued.

Accounting Standards Adopted Prior to 2009

Due to accounting guidance issued in 2007, an employer is required to recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement if the employer has agreed to maintain a life insurance policy during the employee’s retirement or provide the employee with a death benefit based on the substantive arrangement with the employee. An employer must also recognize and measure an asset in a collateral assignment split-dollar life insurance arrangement based on the nature and substance of the arrangement. This guidance was effective as of January 1, 2008. PPG has collateral assignment split- dollar life insurance arrangements within the scope of this accounting guidance.

As a result of the adoption of this guidance, the Company recognized a liability of $2 million in 2008, representing the present value of the future premium payments to be made under the existing policies. In accordance with the transition provisions, this amount was recorded as a direct decrease to retained earnings. No adjustment to the recorded asset value was required.

On January 1, 2008, PPG adopted accounting guidance related to fair value measurements for financial assets and liabilities. The guidance defines fair value, establishes a framework for measuring fair value under U.S. Generally Accepted Accounting Principles (“GAAP”), and expands disclosures about fair value measurements. Refer to Note 10, “Fair Value Measurement” for additional information regarding our fair value measurements. Adoption of the guidance applicable to financial assets and liabilities did not have a significant effect on PPG’s consolidated results of operations or financial position.

In June 2006, accounting guidance was issued to clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted the provisions of this guidance as of January 1, 2007. As a result of the implementation, the Company reduced its liability for unrecognized tax benefits by $11 million,

36	2009 PPG ANNUAL REPORT AND FORM 10-K

Notes to the Consolidated Financial Statements

which was recorded as a direct increase in retained earnings. Refer to Note 14, “Income Taxes” for additional information.

Accounting Standards Adopted in 2009

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance entitled, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“ASC”), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This new guidance was implemented at September 30, 2009 when it became effective. The adoption of this guidance has changed how we reference various elements of GAAP when preparing our financial statement disclosures, but did not have an impact on PPG’s consolidated financial position, results of operations or cash flows.

In May 2009, the FASB issued new accounting guidance on subsequent events. The objective of this guidance is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This new accounting guidance was adopted as of June 30, 2009, when it became effective. Adopting this new guidance did not have a material impact on the accompanying consolidated financial statements.

In April 2009, the FASB issued new accounting guidance concerning fair value measurement and related disclosures when the volume of market activity has significantly decreased. The impact of adopting this new guidance as of June 30, 2009, when it became effective, did not have a material effect on PPG’s consolidated results of operations or financial position.

In December 2008, the FASB issued new accounting guidance related to pension and other postretirement benefits, which provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This new accounting guidance is effective for annual periods ending after December 15, 2009. The impact of adoption of this guidance has changed PPG’s disclosures about plan assets, but did not have an impact on its financial position, results of operations or cash flows.

In December 2007, the FASB issued new accounting guidance on business combinations. The new guidance retains the underlying concepts of previously issued accounting guidance in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting (formerly known as the purchase method of accounting), but this new guidance changes the method of applying the acquisition method in a number of significant aspects. Under the new guidance, acquisition costs are generally to be expensed as incurred; noncontrolling interests are valued at fair value at the acquisition date; in-process research and development is recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination are generally expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally affect income tax expense. These changes are effective on a prospective basis for all business combinations for which the acquisition date is on or after January 1, 2009, with an exception related to the accounting for valuation allowances on deferred taxes and acquired tax contingencies related to acquisitions completed before that date. This new guidance amends the accounting guidance for income taxes to require adjustments, made after the effective date of this statement, to valuation allowances for acquired deferred tax assets and uncertain income tax positions to be recognized as income tax expense. The adoption of this new guidance as of January 1, 2009 did not have a material impact on the accompanying consolidated financial statements.

In December 2007, the FASB issued new accounting guidance on consolidations. This new guidance was effective for PPG as of January 1, 2009, and requires the presentation of a noncontrolling interest (formerly known as minority interest) as equity in the consolidated balance sheet and separate from the parent’s equity. The new guidance also requires that the amount of net income attributable to the noncontrolling interest be included in consolidated net income on the face of the income statement and that any dividends paid to noncontrolling interests be reported as a financing activity in the statement of cash flows. This new guidance requires changes in the parent’s ownership interest in consolidated subsidiaries to be accounted for as equity transactions. This new guidance also includes expanded disclosure requirements regarding the interests of the parent and related noncontrolling interests. Beginning January 1, 2009, PPG applied the new guidance to its accounting for noncontrolling interests and its financial statement disclosures. The provisions of the new guidance have been applied to all periods presented in the accompanying consolidated financial statements.

In November 2007, the Emerging Issues Task Force (“EITF”) issued new accounting guidance that defined collaborative arrangements and established reporting and disclosure requirements for such arrangements. This new guidance was effective for PPG as of January 1, 2009, and its adoption did not have an effect on PPG’s consolidated results of operations or financial position.

2009 PPG ANNUAL REPORT AND FORM 10-K	37

Notes to the Consolidated Financial Statements

On January 1, 2009, PPG adopted new accounting guidance on fair value measurements for nonfinancial assets and liabilities disclosed on a nonrecurring basis. The Company has applied the provisions of this new guidance to its financial statement disclosures beginning in the first quarter of 2009. Adoption of the new guidance did not have an effect on PPG’s consolidated results of operations or financial position. Refer to Note 10, “Fair Value Measurement” for additional information regarding our fair value measurements.

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

Accounting Standards to be Adopted in Future Years

In June 2009, the FASB issued new accounting guidance on consolidation of variable interest entities, which include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. This new guidance is effective for fiscal years beginning after November 15, 2009, and for interim periods within that first annual reporting period. PPG is currently evaluating the effects that this new guidance may have on its consolidated financial statements and does not believe that it will have a material effect on its consolidated results of operations or financial position upon adoption.

2. Acquisitions

The Company spent $26 million on acquisitions (net of cash acquired of $1 million) in 2009, including purchase price adjustments related to acquisitions that were completed prior to December 31, 2008.

The Company spent $1,673 million on acquisitions (net of cash acquired of $136 million) in 2008, including purchase price adjustments related to 2007 acquisitions. Most of this spending was related to the January 2, 2008 acquisition of SigmaKalon, a worldwide coatings producer based in Uithoorn, Netherlands, from global private investment firm Bain Capital (“the seller”). The acquired business produces architectural, protective and marine and industrial coatings and is a leading coatings supplier in Europe and other key markets across the globe, with an increasing presence in Africa and Asia. The results of these businesses have been included in PPG’s consolidated results of operations from January 2, 2008 onward. The 2008 sales of the acquired SigmaKalon businesses were $3.2 billion.

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

38	2009 PPG ANNUAL REPORT AND FORM 10-K

Notes to the Consolidated Financial Statements

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

During 2008, the Company made several other acquisitions in the coatings businesses. The following table summarizes the estimated fair value of assets acquired and liabilities assumed as a result of these acquisitions and reflected in the purchase price allocations and adjustments recorded as of December 31, 2008. There were no significant adjustments to these amounts subsequent to December 31, 2008.

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

The following table summarizes the fair value of assets acquired and liabilities assumed as a result of the acquisitions completed in 2007 and reflected in the purchase price allocations and adjustments recorded as of

2009 PPG ANNUAL REPORT AND FORM 10-K	39

Notes to the Consolidated Financial Statements

December 31, 2007. There were no significant adjustments to these amounts subsequent to December 31, 2007.

(Millions)
Current assets	$124

Property, plant, and equipment	38

Goodwill	59

Other non-current assets	67

Total assets	288

Current liabilities	(48)

Long-term liabilities	(7)

Net assets	$233

3. Divestiture of Automotive Glass and Services Business

During the third quarter of 2007, the Company entered into an agreement to sell its automotive glass and services business to Platinum Equity (“Platinum”) for approximately $500 million. Accordingly, the assets and liabilities of this business were classified as held for sale and the results of operations and cash flows of this business were classified as discontinued operations in the third quarter of 2007. In the fourth quarter of 2007, PPG was notified that affiliates of Platinum had filed suit in the Supreme Court of the State of New York, County of New York, alleging that Platinum was not obligated to consummate the agreement. Platinum also terminated the agreement. PPG has sued Platinum and certain of its affiliates for damages, including the $25 million breakup fee stipulated by the terms of the agreement, based on various alleged actions of the Platinum parties. While the transaction with Platinum was terminated, PPG management remained committed to a sale of the automotive glass and services business and continued to classify its assets and liabilities as held for sale and report its results of operations and cash flows as discontinued operations through the first quarter of 2008.

In July 2008, PPG entered into an agreement with affiliates of Kohlberg & Company, LLC, under which PPG would divest the automotive glass and services business to a new company formed by affiliates of Kohlberg. Under the agreement, PPG would receive a noncontrolling interest in the new company, and, as such, the accounting requirements for classifying the business as assets held for sale and reporting its results of operations and cash flows as discontinued operations had no longer been met.

In the second quarter of 2008, the automotive glass and services business was reclassified to continuing operations and, as a result, PPG recorded a one-time, non-cash charge of $17 million ($11 million aftertax) to reflect a catch-up of depreciation expense, which was suspended during the period the business was classified as a discontinued operation. Additionally, in the second quarter of 2008, PPG recorded a charge of $19 million ($12 million aftertax) for special termination benefits and a pension curtailment loss relating to the impact of benefit changes, including accelerated vesting, negotiated as part of the sale. This charge is included in selling, general and administrative expenses in the accompanying consolidated statement of income for the year ended December 31, 2008.

The transaction with affiliates of Kohlberg was completed on September 30, 2008, with PPG receiving total proceeds of $315 million, including $225 million in cash and two 6-year notes totaling $90 million ($60 million at 8.5% interest and $30 million at 10% interest). Both notes, which may be prepaid at any time without penalty, are senior to the equity of the new company. In addition, PPG received a noncontrolling interest of approximately 40 percent in the new company, Pittsburgh Glass Works LLC. This transaction resulted in a third quarter 2008 gain of $15 million pretax, net of transaction costs, and is included in “Other income” in the accompanying consolidated statement of income for the year ended December 31, 2008. The aftertax gain on the transaction was $3 million, reflective of tax expense of $12 million. Tax expense on the gain includes the tax cost of repatriating certain transaction proceeds from Canada to the U.S. and the impact of certain permanent book/tax differences which resulted in a larger taxable gain. PPG accounts for its interest in Pittsburgh Glass Works LLC under the equity method of accounting from October 1, 2008 onward.

The results of operations and cash flows of the automotive glass and services business through September 30, 2008 have been classified as continuing operations in the Glass reportable segment in the accompanying consolidated financial statements. This business had net sales of $724 million and earnings of $16 million during the nine months ended September 30, 2008.

PPG has retained certain liabilities for pension and post-employment benefits earned for service up to September 30, 2008, totaling approximately $850 million and $800 million at December 31, 2009 and 2008, respectively, for employees who were active as of the divestiture date and for individuals who were retirees of the business as of the divestiture date. PPG recognized expense of approximately $40 million related to these obligations in 2009. In addition, PPG is providing certain transition services, including information technology and accounting services, to Pittsburgh Glass Works LLC for a period of up to two years after the transaction date.

In 2009, Pittsburgh Glass Works LLC ceased production at its Oshawa, Canada manufacturing plant and has also announced that it will close its Hawkesbury,

40	2009 PPG ANNUAL REPORT AND FORM 10-K

Notes to the Consolidated Financial Statements

Canada plant in 2010. Under Canadian pension regulations, these plant closures will result in partial wind-ups of the pension plans for former employees in Canada that were retained by PPG. This will result in settlement charges against PPG earnings and required cash contributions to the plans in amounts that will be determined following the required review of the partial wind-ups by the Canadian pension authorities. The amount of each pretax charge and the cash contribution is currently estimated to be in the range of $20-$30 million and $10-$15 million, respectively. The deficits can be funded over the five year period following the effective date of the partial wind ups. The settlement charges will be recorded following the approval of the partial wind-ups by the Canadian pension authorities and when the related cash contributions are completed.

4. Working Capital Detail

(Millions)	2009	2008
Receivables
Customers	$2,405	$2,640

Equity affiliates	28	22

Other	317	245

Allowance for doubtful accounts	(122)	(103)

Total	$2,628	$2,804

Inventories(1)
Finished products	$918	$1,045

Work in process	125	134

Raw materials	390	412

Supplies	115	111

Total	$1,548	$1,702

Accounts payable and accrued liabilities
Trade creditors	$1,384	$1,402

Accrued payroll	355	378

Customer rebates	207	208

Other postretirement and pension benefits	103	102

Income taxes	33	62

Other	566	572

Total	$2,648	$2,724

(1)	Inventories valued using the LIFO method of inventory valuation comprised 35% of total gross inventory values as of December 31, 2009 and 2008. If the FIFO method of inventory valuation had been used, inventories would have been $224 million and $213 million higher as of December 31, 2009 and 2008, respectively. During the year ended December 31, 2009 and 2008, certain inventories accounted for on the LIFO method of accounting were reduced, which resulted in the liquidation of certain quantities carried at costs prevailing in prior years. The effect on earnings was income of $12 million and $4 million for the years ended December 31, 2009 and 2008, respectively.

5. Property

(Millions)	Useful Lives (years)	2009	2008
Land and land improvements	5-30	$478	$453

Buildings	20-40	1,476	1,416

Machinery and equipment	5-25	5,507	5,338

Other	3-20	689	604

Construction in progress		163	232

Total(1)		$8,313	$8,043

(1)	Interest capitalized in 2009, 2008 and 2007 was $9 million, $8 million and $11 million, respectively.

6. Investments

(Millions)	2009	2008
Investments in and advances to equity affiliates	$365	$381

Marketable equity securities
Trading (See Note 15)	56	47

Available for sale	5	4

Other	73	77

Total	$499	$509

The Company’s investments in and advances to equity affiliates include its approximately 40 percent interest in Pittsburgh Glass Works LLC, which had a carrying value, including $92 million in notes receivable, of $184 million at December 31, 2009 (see Note 3, “Divestiture of Automotive Glass and Services Business”). The carrying value of this investment at December 31, 2008 was $183 million. The Company’s investments in and advances to equity affiliates also include 50 percent ownership interests in a number of joint ventures that manufacture and sell coatings, glass and chemicals products, the most significant of which produce fiber glass products and are located in Asia.

In addition, PPG has a 50 percent ownership interest in RS Cogen, L.L.C., which toll produces electricity and steam primarily for PPG and its joint venture partner. The joint venture was formed with a wholly-owned subsidiary of Entergy Corporation in 2000 for the construction and operation of a $300 million process steam, natural gas-fired cogeneration facility in Lake Charles, La., the majority of which was financed by a syndicate of banks. PPG’s future commitment to purchase electricity and steam from the joint venture approximates $23 million per year subject to contractually defined inflation adjustments for the next 13 years. The purchases for the years ended December 31, 2009, 2008 and 2007 were $23 million, $24 million and $25 million, respectively.

2009 PPG ANNUAL REPORT AND FORM 10-K	41

Notes to the Consolidated Financial Statements

Summarized financial information of PPG’s equity affiliates on a 100 percent basis, in the aggregate, is as follows:

(Millions)		2009	2008
Working capital		$243	$284

Property, net		957	958

Short-term debt		(165)	(133)

Long-term debt		(502)	(565)

Other, net		187	229

Net assets		$720	$773

(Millions)	2009	2008	2007
Revenues	$1,320	$885	$674

Net (loss) earnings	$(4)	$14	$66

PPG’s share of undistributed net earnings of equity affiliates was $44 million and $60 million as of December 31, 2009 and 2008, respectively. Dividends received from equity affiliates were $11 million, $18 million and $21 million in 2009, 2008 and 2007, respectively.

As of December 31, 2009 and 2008, there were unrealized pretax losses of $1 million, recorded in “Accumulated other comprehensive loss” in the accompanying consolidated balance sheet related to marketable equity securities available for sale. During 2009, PPG sold certain of these investments resulting in recognition of pretax gains of $0.1 million and proceeds of $0.1 million. During 2008, PPG sold certain of these investments resulting in recognition of a pretax gain of $0.1 million and proceeds of $1 million.

7. Goodwill and Other Identifiable Intangible Assets

The change in the carrying amount of goodwill attributable to each reportable business segment for the years ended December 31, 2009 and 2008 was as follows:

(Millions)	Performance Coatings	Industrial Coatings	Architectural Coatings— EMEA	Optical and Specialty Materials	Glass	Commodity Chemicals	Total
Balance, Jan. 1, 2008	$1,051	$310	$—	$57	$89	$—	$1,507

Goodwill from acquisitions	122	209	1,047	(4)	—	—	1,374

Impact of divestiture (See Note 3)	—	—	—	—	(29)	—	(29)

Currency translation	(95)	(37)	(71)	(3)	(5)	—	(211)

Balance, Dec. 31, 2008	$1,078	$482	$976	$50	$55	$—	$2,641

Goodwill from acquisitions	—	9	5	—	—	3	17

Currency translation	65	18	40	1	2	—	126

Balance, Dec. 31, 2009	$1,143	$509	$1,021	$51	$57	$3	$2,784

The carrying amount of acquired trademarks with indefinite lives as of December 31, 2009 and 2008 totaled $334 million and $339 million, respectively.

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and are detailed below.

	Dec. 31, 2009			Dec. 31, 2008
(Millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Acquired technology	$519	$(234)	$285	$520	$(201)	$319

Customer-related intangibles	990	(286)	704	927	(195)	732

Tradenames	122	(35)	87	97	(23)	74

Other	28	(22)	6	26	(18)	8

Balance	$1,659	$(577)	$1,082	$1,570	$(437)	$1,133

Aggregate amortization expense was $126 million, $135 million and $58 million in 2009, 2008 and 2007, respectively. The estimated future amortization expense of identifiable intangible assets during each of the next five years is approximately $130 million.

8. Business Restructuring

In March of 2009, the Company finalized a restructuring plan focused on further reducing its global cost structure, driven by global economic conditions, low end-market demand and acceleration of cost-savings from the integration of the 2008 acquisition of SigmaKalon. As part of the restructuring, PPG closed the paint manufacturing portion of its facility in Saultain, France at the end of 2009, as well as several smaller production, laboratory, warehouse and distribution facilities across PPG’s businesses and regions, and has reduced staffing across the company globally.

As a result of this restructuring plan, in March of 2009 the Company recorded a charge of $186 million for business restructuring, including severance and other costs of $154 million and asset write-offs of $32 million.

The Company will also incur additional costs directly associated with the restructuring actions for demolition, dismantling, relocation and training, which will be charged to expense as incurred. To date, approximately $9 million of these expenses have been incurred. The company expects to incur additional expenses of approximately $2 million in the first quarter of 2010.

In the fourth quarter of 2009, adjustments of approximately $10 million were recorded to reduce the restructuring reserves established in 2008 and 2009 to reflect the current estimate of the costs to complete these actions. Also in the fourth quarter of 2009, some additional restructuring actions were approved and charges of approximately $10 million were recorded. At December 31, 2009, substantially all of the actions included in the 2008 and 2009 restructuring plans were

42	2009 PPG ANNUAL REPORT AND FORM 10-K

Notes to the Consolidated Financial Statements

completed and the remaining actions will be completed in early 2010. In certain cases, the severance costs associated with these actions will be paid out over time.

The following table summarizes the activity through December 31, 2009, related to the 2009 restructuring actions:

(Millions, except no. of employees)	Severance and Other Costs	Asset Write-offs	Total Reserve	Employees Impacted
Performance Coatings	$35	$4	$39	764
Industrial Coatings	75	16	91	935
Architectural Coatings - EMEA	17	—	17	130
Optical & Specialty Materials	3	9	12	219
Commodity Chemicals	6	—	6	42
Glass	11	2	13	247
Corporate	7	1	8	91
Total	$154	$32	$186	2,428
2009 activity	(77)	(32)	(109)	(1,902)
Currency impact	11	—	11	—
Balance as of Dec. 31, 2009	$88	$—	$88	526

During the third quarter of 2008, the Company finalized a restructuring plan as part of implementing PPG’s global transformation strategy and the integration of its 2008 acquisition of SigmaKalon. As part of the restructuring, PPG closed its coatings manufacturing facilities in Clarkson, Ont., Canada, and Geldermalsen, the Netherlands. Other staffing reductions in PPG’s coatings businesses in North America and Europe occurred in 2009. PPG also closed its Owen Sound, Ont., Canada, glass manufacturing facility, and idled one float glass production line at its Mt. Zion, Ill., facility in the fourth quarter of 2008. Other actions included writing off idle production assets in PPG’s fiber glass and chemicals businesses.

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

The company will incur additional costs directly associated with the restructuring actions for demolition, dismantling, relocation and training, which will be charged to expense as incurred. To date, approximately $5 million of these expenses have been incurred. The company expects to incur additional expenses of approximately $3 million in the first quarter of 2010.

The following table summarizes the activity through December 31, 2009, related to the 2008 restructuring actions:

(Millions, except no. of employees)	Severance and Other Costs	Pension Curtailment Losses	Asset Write-offs	Total Reserve	Employees Impacted
Performance Coatings	$30	$—	$15	$45	270
Industrial Coatings	45	9	10	64	577
Architectural Coatings - EMEA	19	—	—	19	215
Commodity Chemicals	—	—	13	13	10
Glass	12	12	31	55	285
Total	$106	$21	$69	$196	1,357
2008 activity	(12)	(21)	(69)	(102)	(249)
Currency impact	(6)	—	—	(6)	—
Balance as of Dec. 31, 2008	$88	$—	$—	$88	1,108
2009 activity	(56)	—	—	(56)	(951)
Currency impact	2	—	—	2	—
Balance as of Dec. 31, 2009	$34	$—	$—	$34	157

9. Debt and Bank Credit Agreements and Leases

(Millions)	2009	2008
7.05% notes, due 2009(1)	$—	$116

6 7/8% notes, due 2012(1)	71	71

5.75% notes, due 2013(1)	600	600

3 7/8% notes, due 2015 (€300)	432	418

7 3/8% notes, due 2016	146	146

6 7/8% notes, due 2017	74	74

6.65% notes, due 2018	700	700

7.4% notes, due 2019	198	198

9% non-callable debentures, due 2021	149	149

7.70% notes, due 2038	249	249

€650 revolving credit facility(2)	—	368

Unsecured term loan, due 2012	400	—

Impact of derivatives on debt(1)	16	15

Various other non-U.S. debt, weighted average 7.0% as of December 31, 2009	11	18

Capital lease obligations	32	6

Total	3,078	3,128

Less payments due within one year	4	119

Long-term debt	$3,074	$3,009

(1)	PPG entered into several interest rate swaps which have the effect of converting $450 million and $125 million as of December 31, 2009 and 2008, respectively, of these fixed rate notes to variable rates, based on the three-month London Interbank Offered Rate (LIBOR). The fair values of these interest rate swaps are based on Level 2 inputs as described in Note 10. The weighted average effective interest rate for these borrowings, including the effects of the outstanding swaps was 5.1% and 5.4% for the years ended December 31, 2009 and 2008, respectively. Refer to Notes 1 and 12 for additional information.
(2)	This borrowing was effectively due in 2010 because PPG had the intent and ability to rollover this amount until 2010. PPG classified this amount as long-term debt as of December 31, 2008. Amounts outstanding at December 31, 2009 are included in short-term borrowings.

2009 PPG ANNUAL REPORT AND FORM 10-K	43

Notes to the Consolidated Financial Statements

Aggregate maturities of long-term debt during the next five years are (in millions) $4 in 2010, $10 in 2011, $477 in 2012, $605 in 2013 and $2 in 2014.

In order to provide financing for the SigmaKalon acquisition, in December 2007, PPG and certain of its subsidiaries entered into a three year €650 million revolving credit facility with several banks and financial institutions and Societe Generale, as facility agent for the lenders. The facility has an annual fee of 8 basis points. In addition, PPG and a subsidiary entered into two bridge loan agreements, one in the amount of €1 billion with multiple lenders and Credit Suisse as administrative agent for those lenders and the other in the amount of $500 million with Credit Suisse as the lender. Each bridge loan had a term of 364 days.

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

In June 2009, PPG entered into a $400 million three year unsecured term loan. We used $116 million of the proceeds from this term loan to retire our 7.05% Notes due 2009; the remainder of the loan proceeds of approximately $284 million were used to retire outstanding amounts under our €650 million revolving credit facility. The principal amount of this term loan is due in three years and the interest rate is variable based on a spread over LIBOR.

The Company has in place a $1 billion revolving credit facility that expires in 2011. The annual facility fee payable on the committed amount is 8 basis points. This facility is available for general corporate purposes and also to support PPG’s commercial paper programs in the U.S. and Europe. As of December 31, 2009, no amounts were outstanding under this facility.

PPG’s non-U.S. operations have uncommitted lines of credit totaling $881 million of which $92 million was used as of December 31, 2009. These uncommitted lines of credit are subject to cancellation at any time and are generally not subject to any commitment fees.

Short-term debt outstanding as of December 31, 2009 and 2008, was as follows:

(Millions)	2009	2008

U.S. commercial paper, 5.3% as of Dec. 31, 2008	$—	$222

€650 million revolving credit facility, 0.8% as of Dec. 31, 2009(1)	110	200

Other, weighted average 2.2% as of Dec. 31, 2009	158	362

Total	$268	$784

(1)	Borrowings under this facility have a term of 30 days and can be rolled over monthly until the facility expires in 2010.

PPG is in compliance with the restrictive covenants under its various credit agreements, loan agreements and indentures. The Company’s revolving credit agreements include a financial ratio covenant. The covenant requires that the amount of total indebtedness not exceed 60% of the Company’s total capitalization excluding the portion of accumulated other comprehensive income (loss) related to pensions and other postretirement benefit adjustments. As of December 31, 2009, total indebtedness was 40% of the Company’s total capitalization excluding the portion of accumulated other comprehensive income (loss) related to pensions and other postretirement benefit adjustments. Additionally, substantially all of the Company’s debt agreements contain customary cross-default provisions. Those provisions generally provide that a default on a debt service payment of $10 million or more for longer than the grace period provided (usually 10 days) under one agreement may result in an event of default under other agreements. None of the Company’s primary debt obligations are secured or guaranteed by the Company’s affiliates.

Interest payments in 2009, 2008 and 2007 totaled $201 million, $228 million and $102 million, respectively.

44	2009 PPG ANNUAL REPORT AND FORM 10-K

Notes to the Consolidated Financial Statements

In December 2008, the Company entered into an agreement with a counterparty to repurchase 1.5 million shares of the Company’s stock. Under the terms of the agreement, the counterparty purchased the shares in the open market in January of 2009 and held the shares until December of 2009 when the Company paid the agreed upon price of $39.53 per share and took possession of these shares. The total cost of this share repurchase was approximately $59 million.

In October 2009, the Company entered into an agreement with a counterparty to repurchase 1.2 million shares of the Company’s stock. As of December 31, 2009, the counterparty has purchased 465,006 shares at a weighted average price of $56.66 per share. These shares are not considered outstanding for basic and diluted earnings per share calculations and total shareholders’ equity at December 31, 2009 has been reduced by approximately $27 million, representing the amount that will be paid by PPG to the counterparty upon settlement.

Rental expense for operating leases was $241 million, $267 million and $188 million in 2009, 2008 and 2007, respectively. The primary leased assets include paint stores, transportation equipment, warehouses and other distribution facilities, and office space, including the Company’s corporate headquarters located in Pittsburgh, Pa. Minimum lease commitments for operating leases that have initial or remaining lease terms in excess of one year as of December 31, 2009, are (in millions) $129 in 2010, $103 in 2011, $82 in 2012, $64 in 2013, $54 in 2014 and $214 thereafter.

The Company had outstanding letters of credit and surety bonds of $163 million as of December 31, 2009. The letters of credit secure the Company’s performance to third parties under certain self-insurance programs and other commitments made in the ordinary course of business. As of December 31, 2009 and 2008 guarantees outstanding were $80 million and $70 million, respectively. The guarantees relate primarily to debt of certain entities in which PPG has an ownership interest and selected customers of certain of the Company’s businesses. A portion of such debt is secured by the assets of the related entities. The carrying values of these guarantees were $7 million and $9 million as of December 31, 2009 and 2008, respectively, and the fair values were $15 million and $40 million, as of December 31, 2009 and 2008, respectively. The Company does not believe any loss related to these letters of credit, surety bonds or guarantees is likely.

10. Fair Value Measurement

Accounting guidance on fair value measurements establishes a hierarchy of inputs employed to determine fair value measurements which has three levels. Level 1 inputs are quoted prices in active markets for identical assets and liabilities, are considered to be the most reliable evidence of fair value, and should be used whenever available. Level 2 inputs are observable prices that are not quoted on active exchanges. Level 3 inputs are unobservable inputs employed for measuring the fair value of assets or liabilities.

Assets and liabilities reported at fair value on a recurring basis:

	December 31, 2009
(Millions)	Level` 1	Level 2	Level` 3	Total
Other current assets:
Foreign currency contracts(2)	$—	$3	$—	$3
Equity forward arrangement(1)	—	18	—	18
Marketable equity securities	4	—	—	4
Investments:
Marketable equity securities	60	1	—	61
Other assets:
Interest rate swaps(1)	—	10	—	10
Forward starting swaps(1)	—	3	—	3
Accounts payable and accrued liabilities:
Foreign currency contracts(1)	—	8	—	8
Natural gas swap contracts(1)	—	37	—	37
Other liabilities:
Cross currency swaps(1)	—	308	—	308
Natural gas swap contracts(1)	—	13	—	13
(1)	This entire balance is designated as a hedging instrument under GAAP.
(2)	The majority of this balance is designated as a hedging instrument under GAAP.

	December 31, 2008
(Millions)	Level` 1	Level 2	Level` 3	Total
Other current assets:
Foreign currency contracts	$—	$7	$—	$7
Marketable equity securities	4	—	—	4
Investments:
Marketable equity securities	48	2	—	50
Other assets:
Natural gas swap contracts	—	1	—	1
Interest rate swaps	—	3	—	3
Cross currency swaps	—	21	—	21
Accounts payable and accrued liabilities:
Foreign currency contracts	—	16	—	16
Equity forward arrangement	—	6	—	6
Natural gas swap contracts	—	62	—	62
Other liabilities:
Foreign currency contracts	—	6	—	6
Natural gas swap contracts	—	24	—	24
Cross currency swaps	—	151	—	151

2009 PPG ANNUAL REPORT AND FORM 10-K	45

Notes to the Consolidated Financial Statements

Assets and liabilities reported at fair value on a nonrecurring basis:

As a result of finalizing a restructuring plan, as discussed in Note 8, “Business Restructuring,” long-lived assets with a carrying amount of $36 million were written-down to their fair value of $4 million, resulting in a charge of $32 million, which was included within the business restructuring charge in March 2009. These long-lived assets were valued using Level 3 inputs.

11. Financial Instruments, Excluding Derivative Financial Instruments

Included in PPG’s financial instrument portfolio are cash and cash equivalents, cash held in escrow, marketable equity securities, company-owned life insurance and short and long-term debt instruments. The fair values of these financial instruments approximated their carrying values, in the aggregate, except for long-term debt.

Long-term debt (excluding capital lease obligations), had carrying and fair values totaling $3,046 million and $3,313 million, respectively, as of December 31, 2009. The corresponding amounts as of December 31, 2008, were $3,122 million and $3,035 million, respectively. The fair values of the debt instruments were based on discounted cash flows and interest rates currently available to the Company for instruments of the same remaining maturities.

12. Derivative Financial Instruments and Hedge Activities

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

PPG’s policies do not permit speculative use of derivative financial instruments. PPG uses derivative instruments to manage its exposure to fluctuating natural gas prices through the use of natural gas swap contracts. PPG also uses forward currency and option contracts as hedges against its exposure to variability in exchange rates on short-term intercompany borrowings, unrecognized firm sales commitments and cash flows denominated in foreign currencies. PPG uses foreign denominated debt and cross currency swap contracts to hedge net investments in foreign operations. Interest rate swaps are used to manage the Company’s exposure to changing interest rates as such rate changes affect the fair value of fixed rate borrowings. Forward starting swaps are used to lock-in a fixed interest rate, to which will be added a corporate spread, related to future long-term debt refinancings. PPG also uses an equity forward arrangement to hedge the Company’s exposure to changes in the fair value of PPG stock that is to be contributed to the asbestos settlement trust as discussed in Note 16, “Commitments and Contingent Liabilities.”

PPG enters into derivative financial instruments with high credit quality counterparties and diversifies its positions among such counterparties in order to reduce its exposure to credit losses. The Company did not realize a credit loss on derivatives during the three-year period ended December 31, 2009.

PPG centrally manages its foreign currency transaction risk to minimize the volatility in cash flows caused by currency fluctuations. Decisions on whether to use derivative financial instruments to hedge the net transaction exposures related to all regions of the world are made based on the amount of those exposures by currency and, in certain situations, an assessment of the near-term outlook for certain currencies. This net hedging strategy does not qualify for hedge accounting; therefore, the change in the fair value of these instruments is recorded in “Other charges” in the accompanying consolidated statement of income in the period of change. As of December 31, 2009 and 2008, the fair value of these contracts were assets of less than $0.5 million and $1 million, respectively.

PPG designates forward currency contracts as hedges against the Company’s exposure to variability in exchange rates on short-term intercompany borrowings denominated in foreign currencies. To the extent effective, changes in the fair value of these instruments are deferred in AOCI and subsequently reclassified to “Other charges” in the accompanying consolidated statement of income as foreign exchange gains and losses are recognized on the related intercompany borrowings. The portion of the change in fair value considered to be ineffective is recognized immediately in “Other charges” in the accompanying consolidated statement of income. All amounts related to these instruments deferred in AOCI as of December 31, 2009 will be reclassified to earnings within the next twelve months. As of December 31, 2009 and 2008, the fair value of these instruments was a net liability of $2 million and a net asset of $2 million, respectively.

46	2009 PPG ANNUAL REPORT AND FORM 10-K

Notes to the Consolidated Financial Statements

PPG designates forward currency contracts as hedges against the Company’s exposure to future changes in fair value related to certain firm sales commitments denominated in foreign currencies. These contracts are designated as fair value hedges. As such, they are reported at fair value in the Company’s consolidated balance sheet, with changes in the fair value of these contracts and that of the related firm sales commitments reported in net sales. These contracts convert $87 million to the South Korean won over the 18 month period ended June 30, 2011. As of December 31, 2009 and 2008, the fair value of the contracts was a net liability of $3 million and $18 million, respectively.

PPG entered into ten U.S. dollar to euro cross currency swap contracts with a total notional amount of $1.3 billion, of which $600 million will settle on March 15, 2013 and $700 million will settle on March 15, 2018. On settlement of all of the outstanding contracts, PPG will receive $1.3 billion U.S. dollars and pay euros to the counterparties to the contracts. During the term of these contracts, PPG will receive semiannual payments in March and September of each year based on U.S. dollar, long-term fixed interest rates, and PPG will make annual payments in March of each year to the counterparties based on euro, long-term fixed interest rates. The Company has designated these swaps as hedges of its net investment in the acquired SigmaKalon businesses and, as a result, the mark to market fair value adjustments of the swaps have been and will be recorded as a component of AOCI, and the cash flow impact of these swaps has been and will be classified as investing activities in the consolidated statement of cash flows. As of December 31, 2009 and 2008, the fair value of these contracts was a net liability of $308 million and $130 million, respectively.

As of December 31, 2009 and 2008, PPG designated €300 million euro-denominated borrowings as a hedge of a portion of PPG’s net investment in the Company’s European operations. Also, during 2008 and 2009, certain portions of PPG’s various other euro-denominated borrowings were designated as hedges of PPG’s investments in its European operations. As a result, the change in book value from adjusting these foreign-denominated borrowings to current spot rates was deferred in AOCI.

As of December 31, 2009 and 2008, the Company had accumulated pretax unrealized translation losses in AOCI of $210 million and $6 million, respectively, related to both the euro-denominated borrowings and the cross currency swaps that have been designated as hedges of net investments.

Deferrals in AOCI related to hedges of the Company’s net investments in European operations would be reclassified and recognized in earnings upon a substantial liquidation, sale or partial sale of such investments or upon impairment of all or a portion of such investments.

The Company manages its interest rate risk by balancing its exposure to fixed and variable rates while attempting to minimize its interest costs. Generally, the Company maintains variable interest rate debt at a level of approximately 25% to 50% of total borrowings. PPG principally manages its fixed and variable interest rate risk by retiring and issuing debt from time to time and through the use of interest rate swaps. As of December 31, 2009 and 2008, these swaps converted $450 million and $125 million, respectively, of fixed rate debt to variable rate debt. The swaps are designated as fair value hedges. As such, these swaps are carried at fair value. Changes in the fair value of these swaps and that of the related debt are recorded in “Interest expense” in the accompanying consolidated statement of income. As of December 31, 2009 and 2008, the fair value of these contracts was an asset of $10 million and $3 million, respectively.

The Company has entered into forward starting swaps to effectively lock-in a fixed interest rate based on the ten year swap rate, to which will be added a corporate spread, related to future debt refinancings, with an anticipated term of ten years. All of the swap contracts are required to be settled in July 2012. As of December 31, 2009, the notional amount of the swaps outstanding totaled $250 million. To the extent that the swaps are effective, changes in the fair values of the swap contracts are deferred in AOCI. The portion of the change in fair value considered to be ineffective is recognized immediately in “Other charges” in the accompanying consolidated statement of income. Amounts deferred in AOCI will be reclassified to interest expense over the same period of time that interest expense is recognized on the future borrowings. As of December 31, 2009, the fair value of these swaps was a $3 million asset.

The Company uses derivative instruments to manage its exposure to fluctuating natural gas prices through the use of natural gas swap contracts. These instruments mature over the next 32 months. To the extent that these instruments are effective in hedging PPG’s exposure to price changes, changes in the fair values of the hedge contracts are deferred in AOCI and reclassified to “Cost of sales, exclusive of depreciation and amortization” as the natural gas is purchased. The amount of ineffectiveness is reported in “Other charges” in the accompanying consolidated statement of income immediately. As of December 31, 2009 and 2008, the fair value of these contracts was a liability of $50 million and $85 million, respectively. This pretax loss was deferred in AOCI, of which $37 million related to contracts that mature within the twelve-month period ending December 31, 2010.

PPG entered into a one-year renewable equity forward arrangement with a bank in order to mitigate the impact of

2009 PPG ANNUAL REPORT AND FORM 10-K	47

Notes to the Consolidated Financial Statements

changes in the fair value of 1,388,889 shares of PPG stock that is to be contributed to the asbestos settlement trust as discussed in Note 16, “Commitments and Contingent Liabilities.” This instrument, which has been renewed, is recorded at fair value as an asset or liability and changes in the fair value of this instrument are reflected in the “Asbestos settlement – net” caption of the accompanying consolidated statement of income. The total principal amount payable for these shares is $62 million. PPG will pay to the bank interest based on the principal amount and the bank will pay to PPG an amount equal to the dividends paid on these shares during the period this instrument is outstanding. The difference between the principal amount and any amounts related to unpaid interest or dividends and the current market price for these shares, adjusted for credit risk, represents the fair value of the instrument as well as the amount that PPG would pay or receive if the bank chose to net settle the instrument. Alternatively, the bank may, at its option, require PPG to purchase the shares covered by the arrangement at the market price on the date of settlement. As of December 31, 2009 and 2008, the fair value of this contract was an asset of $18 million and a liability of $6 million, respectively.

No derivative instrument initially designated as a hedge instrument was undesignated or discontinued as a hedging instrument during 2009 or 2008. Nor were any amounts deferred in AOCI reclassified to earnings during the three-year period ended December 31, 2009 related to hedges of anticipated transactions that were no longer expected to occur.

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

For the year ended December 31, 2009, other comprehensive income included a net pretax gain due to cash flow hedge derivatives of $41 million ($25 million, net of tax). This gain was comprised of realized losses of $159 million and unrealized losses of $118 million. The realized losses related to the settlement during the period of natural gas contracts, interest rate swaps owned by one of the Company’s investees accounted for under the equity method of accounting and foreign currency contracts. The unrealized losses related to the change in fair value of the natural gas and foreign currency contracts, offset in part by the change in fair value on forward starting swaps and interest rate swaps owned by one of the Company’s investees accounted for under the equity method of accounting.

For the year ended December 31, 2008, other comprehensive (loss) income included a net pretax loss due to cash flow hedge derivatives of $79 million ($49 million, net of tax). This loss was comprised of realized gains of $15 million and unrealized losses of $64 million. The realized gains related to the settlement during the period of natural gas contracts, offset in part by realized losses related to the settlement of foreign currency contracts and interest rate swaps that were owned by one of the Company’s investees accounted for under the equity method of accounting. The unrealized losses related to the change in fair value of the natural gas contracts and of interest rate swaps owned by one of the Company’s investees accounted for under the equity method of accounting, offset in part by the change in fair value on foreign currency contracts.

Refer to Note 10, “Fair Value Measurement,” for additional disclosures related to the Company’s derivative instruments outstanding as of December 31, 2009 and 2008.

The following table provides details related to fair value, cash flow and net investment hedges, by type of derivative and financial instrument. All dollar amounts are pretax and relate to the year ended December 31, 2009.

Hedge Type (Millions)	Gain (Loss) Deferred in OCI	Gain (Loss) Recognized
		Amount	Caption
Fair Value
Interest rate swaps(a)	Not applicable	$6	Interest expense
Foreign currency contracts(a)	Not applicable	(10)	Sales
Equity forward arrangements(a)	Not applicable	24	Asbestos - net
Total Fair Value		$20

Cash Flow
Natural gas swaps(a)	$(87)	$(122)	Cost of sales
Interest rate swaps of an equity method investee	1	(2)	Other earnings
Forward starting swaps(a)	3	—
Foreign currency contracts(a)	(35)	(35)	Other charges
Total Cash Flow	$(118)	$(159)

Net Investment
Cross currency swaps(a)	$(187)	$—	Other charges
Foreign denominated debt	(17)	Not applicable
Total Net Investment	$(204)	$—

Non-Hedge
Foreign currency contracts	Not applicable	$(4)	Other charges
Total Non-Hedge		$(4)

(a)	The ineffective portion related to each of these items was not significant and the earnings impact from ineffectiveness related to all of these items in the aggregate was net pretax income of less than $0.5 million for the year ended December 31, 2009.

48	2009 PPG ANNUAL REPORT AND FORM 10-K

Notes to the Consolidated Financial Statements

13. Earnings Per Common Share

The earnings per common share calculations for the three years ended December 31, 2009, are as follows:

(Millions, except per share amounts)	2009	2008	2007
Earnings per common share (attributable to PPG)
Income from continuing operations, net of tax	$336	$538	$856

(Loss) income from discontinued operations	—	—	(22)

Net Income (attributable to PPG)	$336	$538	$834

Weighted average common shares outstanding	164.8	164.6	164.5

Earnings per common share (attributable to PPG):
Income from continuing operations	$2.04	$3.27	$5.20

(Loss) income from discontinued operations	—	—	(0.13)

Net Income (attributable to PPG)	$2.04	$3.27	$5.07

Earnings per common share - assuming dilution (attributable to PPG)
Income from continuing operations, net of tax	$336	$538	$856

(Loss) income from discontinued operations	—	—	(22)

Net Income (attributable to PPG)	$336	$538	$834

Weighted average common shares outstanding	164.8	164.6	164.5

Effect of dilutive securities:
Stock options	0.1	0.2	0.9

Other stock compensation plans	0.6	0.6	0.5

Potentially dilutive common shares	0.7	0.8	1.4

Adjusted weighted average common shares outstanding	165.5	165.4	165.9

Earnings per common share - assuming dilution (attributable to PPG):
Income from continuing operations	$2.03	$3.25	$5.16

(Loss) income from discontinued operations	—	—	(0.13)

Net Income (attributable to PPG)	$2.03	$3.25	$5.03

There were 6.2 million, 5.1 million and 1.1 million outstanding stock options excluded in 2009, 2008 and 2007, respectively, from the computation of diluted earnings per common share due to their anti-dilutive effect.

14. Income Taxes

The following table presents a reconciliation of the statutory U.S. corporate federal income tax rate to the Company’s effective income tax rate:

	2009	2008	2007
U.S. federal income tax rate	35.00%	35.00%	35.00%
Changes in rate due to:
State and local taxes – U.S.	1.99	2.47	1.12

U.S. (benefit) tax on foreign dividends	(3.05)	0.38	0.20

Taxes on non-U.S. earnings	(0.59)	(3.75)	(4.92)

PPG dividends paid to the ESOP	(1.61)	(1.13)	(0.76)

U.S. federal audit settlements	(0.28)	(1.59)	(0.64)

Other	(0.56)	(0.10)	(0.85)

Effective income tax rate	30.90%	31.28%	29.15%

The change in the impact on the effective income tax rate for 2009 compared with 2008 due to taxes on non-US earnings was largely the result of lower European earnings, partly as a result of the first quarter restructuring charge. The filing of our 2008 U.S. federal income tax return in September 2009 increased our 2008 foreign sourced income for U.S. tax purposes which, in turn, led to a decision in the fourth quarter to pay dividends from several foreign subsidiaries prior to year end. The benefit of the U.S. foreign tax credits associated with those dividends lowered our 2009 effective tax rate.

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

Income before income taxes of the Company’s non-U.S. operations for 2009, 2008 and 2007 was $342 million, $219 million and $495 million, respectively.

2009 PPG ANNUAL REPORT AND FORM 10-K	49

Notes to the Consolidated Financial Statements

The following table gives details of income tax expense reported in the accompanying consolidated statement of income.

(Millions)	2009	2008	2007
Current income taxes
U.S. federal	$3	$140	$294

Non-U.S.	129	141	156

State and local – U.S.	15	29	31
Total current	147	310	481
Deferred income taxes
U.S. federal	53	54	(66)

Non-U.S.	(13)	(86)	(25)

State and local – U.S.	4	6	(7)
Total deferred	44	(26)	(98)
Total	$191	$284	$383

Income tax payments in 2009, 2008 and 2007 totaled $197 million, $300 million and $475 million, respectively.

Net deferred income tax assets and liabilities as of December 31, 2009 and 2008, were as follows:

(Millions)	2009	2008
Deferred income tax assets related to
Employee benefits	$873	$890

Contingent and accrued liabilities	557	529

Operating loss and other carryforwards	132	130

Inventories	13	20

Property	6	35

Derivatives	126	88

Other	129	121

Valuation allowance	(78)	(58)

Total	1,758	1,755

Deferred income tax liabilities related to
Property	441	460

Intangibles	516	505

Employee benefits	46	44

Other	55	49

Total	1,058	1,058

Deferred income tax assets – net	$700	$697

As of December 31, 2009, subsidiaries of the Company had available net operating loss carryforwards of approximately $415 million for income tax purposes, of which approximately $321 million has an indefinite expiration. The remaining $94 million expires between the years 2010 and 2024. The tax effected amount of the net operating loss carryforwards is $131 million. A valuation allowance has been established for carry-forwards at December 31, 2009, when the ability to utilize them is not likely.

No deferred U.S. income taxes have been provided on certain undistributed earnings of non-U.S. subsidiaries, which amounted to $2,005 million as of December 31, 2009 and $2,461 million as of December 31, 2008. These earnings are considered to be reinvested for an indefinite period of time or will be repatriated when it is tax effective to do so. It is not practicable to determine the deferred tax liability on these undistributed earnings.

The Company files federal, state and local income tax returns in numerous domestic and foreign jurisdictions. In most tax jurisdictions, returns are subject to examination by the relevant tax authorities for a number of years after the returns have been filed. The Company is no longer subject to examinations by tax authorities in any major tax jurisdiction for years before 2002. Additionally, the Internal Revenue Service (“IRS”) has completed its examination of the Company’s U.S. federal income tax returns filed for years through 2007.

The activity in the accrued liability for unrecognized tax benefits for the three years ended December 31, 2009 was as follows:

(Millions)	2009	2008	2007
Balance at January 1	$99	$110	$77

Additions based on tax positions related to the current year	19	12	21

Additions for tax positions of prior years	13	5	19

Reductions for tax positions of prior years	(8)	(17)	(5)

Pre-acquisition unrecognized tax benefits	—	20	—

Reductions for expiration of the applicable statute of limitations	(9)	(6)	(5)

Settlements	(11)	(21)	(1)

Currency	5	(4)	4

Balance at December 31	$108	$99	$110

The amount of unrecognized tax benefits was $108 million, $99 million and $110 million as of December 31, 2009, 2008 and 2007, respectively. If recognized, $99 million, $89 million and $88 million would impact the effective rate as of December 31, 2009, 2008 and 2007, respectively. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company had accrued $13 million, $10 million and $9 million for estimated interest and penalties on unrecognized tax benefits as of December 31, 2009, 2008 and 2007, respectively. The Company recognized $3 million, $1 million and $3 million of expense for estimated interest and penalties during the years ended December 31, 2009, 2008 and 2007, respectively.

While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, quantification of an estimated range cannot be made at this time. The Company does not expect this change to have a significant impact on the results of operations or financial position of the Company, however, actual settlements may differ from amounts accrued.

50	2009 PPG ANNUAL REPORT AND FORM 10-K

Notes to the Consolidated Financial Statements

15. Pensions and Other Postretirement Benefits

Defined Benefit Plans

PPG has defined benefit pension plans that cover certain employees worldwide. The principal defined benefit pension plans are those in the U.S., Canada, the Netherlands and the U.K. which, in the aggregate, represent 99% of the market value of plan assets at December 31, 2009. PPG also sponsors welfare benefit plans that provide postretirement medical and life insurance benefits for certain U.S. and Canadian employees and their dependents. These programs require retiree contributions based on retiree-selected coverage levels for certain retirees and their dependents and provide for sharing of future benefit cost increases between PPG and participants based on management discretion. The Company has the right to modify or terminate certain of these benefit plans in the future. Salaried and certain hourly employees hired on or after October 1, 2004, are not eligible for postretirement medical benefits. Salaried employees hired, rehired or transferred to salaried status on or after January 1, 2006, and certain hourly employees hired in 2006 or thereafter are eligible to participate in a defined contribution retirement plan. These employees are not eligible for defined benefit pension plan benefits.

The Medicare Act of 2003 introduced a prescription drug benefit under Medicare (“Medicare Part D”) that provides several options for Medicare eligible participants and employers, including a federal subsidy payable to companies that elect to provide a retiree prescription drug benefit which is at least actuarially equivalent to Medicare Part D. During the third quarter of 2004, PPG concluded its evaluation of the provisions of the Medicare Act and decided to maintain its retiree prescription drug program and to take the subsidy available under the Medicare Act. The impact of the Medicare Act was accounted for in accordance with applicable accounting guidance, effective January 1, 2004. In addition, the plan was amended September 1, 2004, to provide that PPG management will determine the extent to which future increases in the cost of its retiree medical and prescription drug programs will be shared by certain retirees. The federal subsidy related to providing a retiree prescription drug benefit is not subject to U.S. federal income tax and is recorded as a reduction in annual net periodic benefit cost of other postretirement benefits.

In August 2007, the Company’s U.S. other postretirement benefit plan was amended to consolidate the number of retiree health care options available for certain retirees and their dependents. The amendment was effective January 1, 2008. The amended plan also offered a fully-insured Medicare Part D prescription drug plan for certain retirees and their dependents. As such, beginning in 2008 PPG was no longer eligible to receive the subsidy provided under the Medicare Act of 2003 for these retirees and their dependents.

In October 2009, the Company decided, effective January 1, 2010, to return to a self-insured Medicare Part D prescription drug plan for certain retirees and their dependents that is at least actuarially equivalent to Medicare Part D. As such, effective January 1, 2010, PPG will be eligible to receive the subsidy provided under the Medicare Act of 2003 for these retirees and their dependents.

The following table sets forth the changes in projected benefit obligations (“PBO”) (as calculated as of December 31), plan assets, the funded status and the amounts recognized in the accompanying consolidated balance sheet for the Company’s defined benefit pension and other postretirement benefit plans:

	Pensions		Other Postretirement Benefits
(Millions)	2009	2008	2009	2008
Projected benefit obligation, January 1	$4,096	$3,744	$1,150	$1,072
Service cost	67	72	20	21
Interest cost	244	258	68	66
Plan amendments	1	4	31	—
Actuarial (losses) gains	280	(33)	(121)	71
Benefits paid	(253)	(241)	(70)	(69)
Foreign currency translation adjustments	113	(229)	11	(15)
Curtailment and special termination benefits	—	4	—	(1)
Acquisition	—	528	—	5
Divestiture	—	(12)	—	—
Other	(3)	1	—	—
Projected benefit obligation, December 31	$4,545	$4,096	$1,089	$1,150

Market value of plan assets, January 1	$2,837	$3,403
Actual return on plan assets	459	(679)
Company contributions	452	128
Participant contributions	4	5
Benefits paid	(236)	(230)
Plan expenses and other-net	(9)	(10)
Foreign currency translation adjustments	87	(181)
Acquisition	—	411
Divestiture	—	(10)
Market value of plan assets, December 31	$3,594	$2,837

Funded Status	$(951)	$(1,259)	$(1,089)	$(1,150)
Amounts recognized in the Consolidated Balance Sheet:
Accounts payable and accrued liabilities	(14)	(14)	(79)	(78)
Accrued pensions	(937)	(1,245)	—	—
Other postretirement benefits	—	—	(1,010)	(1,072)
Net liability recognized	$(951)	$(1,259)	$(1,089)	$(1,150)

2009 PPG ANNUAL REPORT AND FORM 10-K	51

Notes to the Consolidated Financial Statements

The PBO is the actuarial present value of benefits attributable to employee service rendered to date, including the effects of estimated future pay increases. The accumulated benefit obligation (“ABO”) is the actuarial present value of benefits attributable to employee service rendered to date, but does not include the effects of estimated future pay increases. The ABO for all defined benefit pension plans as of December 31, 2009 and 2008 was $4,245 million and $3,773 million, respectively.

The aggregate PBO and fair value of plan assets (in millions) for the pension plans with PBO in excess of plan assets were $4,544 and $3,594, respectively, as of December 31, 2009, and $4,096 and $2,837, respectively, as of December 31, 2008. The aggregate ABO and fair value of plan assets (in millions) for the pension plans with ABO in excess of plan assets were $4,061 and $3,386, respectively, as of December 31, 2009, and $3,772 and $2,835, respectively, as of December 31, 2008.

Amounts (pretax) not yet reflected in net periodic benefit cost and included in accumulated other comprehensive loss include the following:

(Millions)	Pensions		Other Postretirement Benefits
	2009	2008	2009	2008
Accumulated net actuarial losses	$1,824	$1,860	$311	$465
Accumulated prior service cost (credit)	3	9	(22)	(67)
Total	$1,827	$1,869	$289	$398

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

The increase (decrease) in accumulated other comprehensive loss (pretax) in 2009 relating to defined benefit pension and other postretirement benefits consists of:

(Millions)	Pensions	Other Postretirement Benefits
Net actuarial loss (gain) arising during the year	51	(121)
New prior service cost	—	31
Amortization of actuarial loss	(129)	(34)
Amortization of prior service (cost) credit	(6)	13
Foreign currency translation adjustments and other	42	2
Net change	(42)	(109)

The net actuarial loss arising during 2009 related to the Company’s pension plans was primarily due to a decrease in the discount rate partially offset by greater than expected plan asset returns. The net actuarial gain arising during 2009 related to the Company’s other postretirement benefit plans resulted from the decision to return to a self-insured program in 2010, partially offset by higher than expected benefit costs, an extension in the time period to reach the ultimate cost trend rate and a decrease in the discount rate.

The estimated amounts of accumulated net actuarial loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive (loss) income into net periodic benefit cost in 2010 are $121 million and $4 million, respectively. The estimated amounts of accumulated net actuarial loss and prior service (credit) for the other postretirement benefit plans that will be amortized from accumulated other comprehensive (loss) income into net periodic benefit cost in 2010 are $20 million and $(6) million, respectively.

Net periodic benefit cost for the three years ended December 31, 2009, includes the following:

	Pensions			Other Postretirement Benefits
(Millions)	2009	2008	2007	2009	2008	2007
Service cost	$67	$72	$69	$20	$21	$24
Interest cost	244	258	214	68	66	64
Expected return on plan assets	(228)	(283)	(267)	—	—	—
Amortization of prior service cost (credit)	6	11	14	(13)	(16)	(12)
Amortization of actuarial losses	129	69	77	34	26	33
Curtailments and special termination benefits	—	39	12	—	(5)	5
Net periodic benefit cost	$218	$166	$119	$109	$92	$114

Net periodic benefit cost is included in “Cost of sales, exclusive of depreciation and amortization,” “Selling, general and administrative” and “Research and development” in the accompanying consolidated statement of income.

52	2009 PPG ANNUAL REPORT AND FORM 10-K

Notes to the Consolidated Financial Statements

Assumptions

The following weighted average assumptions were used to determine the benefit obligation for the Company’s defined benefit pension and other postretirement plans as of December 31, 2009 and 2008:

	2009	2008
Discount rate	5.7%	6.1%
Rate of compensation increase	3.9%	3.9%

The following weighted average assumptions were used to determine the net periodic benefit cost for the Company’s defined benefit pension and other postretirement benefit plans for the three years ended December 31, 2009:

	2009	2008	2007
Discount rate	6.1%	6.2%	5.7%
Expected return on assets	7.9%	8.0%	8.3%
Rate of compensation increase	3.9%	4.1%	4.0%

These assumptions for each plan are reviewed on an annual basis. In determining the expected return on plan asset assumption, the Company evaluates the mix of investments that comprise each plan’s assets and external forecasts of future long-term investment returns. The Company compares the expected return on plan asset assumption to actual historic returns to ensure reasonability. The expected return on plan assets weighted average assumption to be used in determining 2010 net periodic pension expense will be 7.9% (8.5% for the U.S. plans, which is the same rate used for 2009).

The weighted-average healthcare cost trend rate used was 7.3% for 2009 declining to 5.0% in the year 2017. For 2010, the weighted-average healthcare cost trend rate used will be 7.6% declining to 4.5% in the year 2024. These assumptions are reviewed on an annual basis. In selecting rates for current and long-term health care cost assumptions, the Company takes into consideration a number of factors including the Company’s actual health care cost increases, the design of the Company’s benefit programs, the demographics of the Company’s active and retiree populations and expectations of future medical cost inflation rates. If these 2010 health care cost trend rates were increased or decreased by one percentage point per year, such increase or decrease would have the following effects:

	One-Percentage Point
(Millions)	Increase	Decrease
Increase (decrease) in the aggregate of service and interest cost components of annual expense	$11	$(9)
Increase (decrease) in the benefit obligation	$97	$(81)

Contributions

On August 17, 2006, the Pension Protection Act of 2006 (“PPA”) was signed into law, changing the funding requirements for the Company’s U.S. defined benefit pension plans beginning in 2008. Under the requirements of PPA, PPG did not have to make a mandatory contribution to these plans in 2009 and does not expect to have a mandatory contribution to these plans in 2010 because of management’s intent to make voluntary contributions.

PPG made in 2009 and 2008 voluntary contributions to its U.S. defined benefit pension plans of approximately $360 million and $50 million, respectively. PPG expects to make voluntary contributions to its U.S. plans in 2010 of approximately $150 million. PPG also made in 2009 and 2008 contributions to its non-U.S. defined benefit pension plans of approximately $90 million and $69 million, respectively, some of which were required by local funding requirements. PPG expects to make mandatory contributions to its non-U.S. plans in 2010 of approximately $90 million.

Benefit Payments

The estimated pension benefits to be paid under the Company’s defined benefit pension plans during the next five years are (in millions) $249 in 2010, $249 in 2011, $251 in 2012, $252 in 2013 and $336 in 2014 and are expected to aggregate $1,496 million for the five years thereafter. The estimated other postretirement benefits to be paid during the next five years are (in millions) $79 in 2010, $79 in 2011, $77 in 2012, $77 in 2013 and $77 in 2014 and are expected to aggregate $403 million for the five years thereafter. The Company expects to receive between $9 million and $12 million of subsidy under the Medicare Act of 2003 during each of the next five years and an aggregate amount of $76 million for the five years thereafter. The 2009 subsidy under the Medicare Act of 2003 of $1 million was received as of December 31, 2009.

Plan Assets

Each PPG sponsored defined benefit pension plan is managed in accordance with the requirements of local laws and regulations governing defined benefit pension plans for the exclusive purpose of providing pension benefits to participants and their beneficiaries. Investment committees comprised of PPG managers have fiduciary responsibility to oversee the management of pension plan assets by third party asset managers. Pension plan assets are held in trust by financial institutions and managed on a day-to-day basis by the asset managers. The asset managers receive a mandate from each investment committee that is aligned with the asset allocation targets established by each investment committee to achieve the plan’s investment strategies. The performance of the asset managers is monitored and evaluated by the investment committees throughout the year.

Pension plan assets are invested to generate investment earnings over an extended time horizon to help fund the cost of benefits promised under the plans while mitigating investment risk. The assets allocation targets established for each pension plan are intended to

2009 PPG ANNUAL REPORT AND FORM 10-K	53

Notes to the Consolidated Financial Statements

diversify the investments among a variety of asset categories and among a variety of individual securities within each asset category to mitigate investment risk and provide each plan with sufficient liquidity to fund the payment of pension benefits to current retirees.

The following summarizes the weighted average target pension plan asset allocation as of December 31, 2009:

Asset Category	Target Asset Allocation as of Dec. 31, 2009

Equity securities	40–75%
Debt securities	25–60%
Real estate	0–10%
Other	0–10%

The fair values of the Company’s pension plan assets at December 31, 2009, by asset category, are as follows:

(Millions)	Level 1(1)	Level 2(1)	Level 3(1)	Total
Asset Category
Equity securities:
U.S.
Large cap	$80	$596	$—	$676
Small cap	76	70	—	146
PPG common stock	155	—	—	155
Non-U.S.
Developed markets	75	562	—	637
Debt securities:
Money market	127	—	—	127
Corporate(2)
U.S.	629	—	—	629
Western Europe	—	208	—	208
Diversified(3)	—	242	—	242
Government
U.S.	341	—	—	341
Western Europe	—	186	—	186
Other(4)	120	—	40	160
Real estate	—	—	87	87

Total	$1,603	$1,864	$127	$3,594

(1)	These levels refer to the accounting guidance on fair value measurement described in Note 10, “Fair Value Measurement.”
(2)	This category represents investment grade debt securities from a diverse set of industry issuers.
(3)	This category represents commingled funds invested in diverse portfolios of debt securities.
(4)	This category includes mortgage-backed and asset backed debt securities, municipal bonds and other debt securities.

The change in the fair value of the Company’s Level 3 pension assets for the years ended December 31, 2009 was as follows:

(Millions)	Real Estate	Other Debt Securities	Total
Balance, January 1, 2009	$127	$25	$152
Realized gain/(loss)	6	2	8
Unrealized gain/(loss) for positions still held	(45)	—	(45)
Transfers in/(out)	(1)	12	11
Currency	—	1	1

Balance, December 31, 2009	$87	$40	$127

Real Estate properties are externally appraised at least annually and conducted by reputable, independent appraisal firms. Property valuations are also reviewed on a regular basis and are adjusted if there has been a significant change in circumstances related to the property since the last valuation. Value adjustments for interim capital expenditures are only recognized to the extent that the valuation process acknowledges a corresponding increase in fair value.

Other debt securities consist of insurance contracts, which are externally valued by insurance companies based on the present value of the expected future cash flows.

Other Plans

The Company incurred costs for multi-employer pension plans of $1 million in 2008 and 2007. Multi-employer healthcare costs totaled $1 million in 2008 and 2007. PPG’s obligations under these plans were transferred as part of the sale of the automotive glass and services business (see Note 3, “Divestiture of Automotive Glass and Services Business”).

The Company recognized expense for defined contribution pension plans in 2009, 2008 and 2007 of $25 million, $22 million and $14 million, respectively. As of December 31, 2009 and 2008, the Company’s liability related to defined contribution pension plans was $17 million and $15 million, respectively.

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

54	2009 PPG ANNUAL REPORT AND FORM 10-K

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

The cost of the deferred compensation plan, comprised of dividend equivalents accrued on the phantom PPG stock account, investment income and the change in market value of the liability, was expense in 2009 of $15 million, income in 2008 of $25 million and expense in 2007 of $12 million. These amounts are included in “Selling, general and administrative” in the accompanying consolidated statement of income. The change in market value of the investment portfolio was income in 2009 of $13 million, expense in 2008 of $27 million and income in 2007 of $9 million, of which $0.4 million, $1 million and $2 million was realized gains, respectively, and is also included in “Selling, general and administrative.”

The Company’s obligations under this plan, which are included in “Accounts payable and accrued liabilities” and “Other liabilities” in the accompanying consolidated balance sheet, totaled $96 million and $90 million as of December 31, 2009 and 2008, respectively, and the investments in marketable securities, which are included in “Investments” and “Other current assets” in the accompanying consolidated balance sheet, were $60 million and $51 million as of December 31, 2009 and 2008, respectively.

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

Legacy Antitrust Matters

Twenty-nine glass antitrust cases were filed in federal courts, all of which were consolidated as a class action in the U.S. District Court for the Western District of Pennsylvania located in Pittsburgh, Pa. On October 19, 2005, PPG entered into a settlement agreement to settle the federal glass class action antitrust case. Pursuant to the settlement agreement, PPG agreed to pay $60 million and to bear up to $500,000 in settlement administration costs. As a result of the settlement, PPG also paid $900,000 pursuant to a pre-existing contractual obligation to a plaintiff that did not participate in the federal glass class action antitrust case. Separately, PPG entered into settlement agreements to resolve all claims of indirect purchasers of flat glass in California and Tennessee. Notwithstanding that PPG has settled these glass class action antitrust cases, PPG continues to believe that there was no wrongdoing on the part of the Company.

Approximately 60 cases alleging antitrust violations in the automotive refinish industry were filed in various state and federal jurisdictions. Approximately 55 federal cases were consolidated as a class action in the U.S. District Court for the Eastern District of Pennsylvania located in Philadelphia, Pa. On September 14, 2006, PPG agreed to settle the federal class action for $23 million. Neither PPG’s investigation conducted through its counsel of the allegations in these cases nor the discovery conducted in the case has identified a basis for the plaintiffs’ allegations that PPG participated in a price-fixing conspiracy in the U.S. automotive refinish industry.

Class action lawsuits that mimic the federal class action were filed in five states (California, Maine, Massachusetts, Tennessee and Vermont) pursuant to state statutes on behalf of indirect purchasers of automotive refinish products. A similar suit brought in a federal court in New York City was dismissed on May 8, 2007. In the fourth quarter of 2007, the case in Tennessee was dismissed. PPG believes that there was no wrongdoing on its part, and believes it had meritorious defenses to the independent state court cases. Notwithstanding the foregoing, PPG has settled the cases in California, Maine, Massachusetts and Vermont.

2009 PPG ANNUAL REPORT AND FORM 10-K	55

Notes to the Consolidated Financial Statements

Current Antitrust Matters

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

56	2009 PPG ANNUAL REPORT AND FORM 10-K

Notes to the Consolidated Financial Statements

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

2009 PPG ANNUAL REPORT AND FORM 10-K	57

Notes to the Consolidated Financial Statements

statement have been sent to creditors, including asbestos claimants, for voting. In 2004, creditors and claimants voted overwhelmingly in favor of the second amended PC plan of reorganization, which included the 2002 PPG Settlement Arrangement. Assuming a favorable vote by creditors and claimants on the third amended PC plan of reorganization, the Bankruptcy Court would then conduct a hearing regarding the fairness of the proposed plan, including whether (i) the plan would be fair with respect to present and future claimants, (ii) such claimants would be treated in substantially the same manner, and (iii) the protection provided to PPG and its participating insurers would be fair in view of the assets they would convey to the Trust to be established as part of the third amended PC plan of reorganization. At that hearing, creditors and parties in interest could raise objections to the third amended PC plan of reorganization. The hearing is now scheduled for April 2010. Following that hearing, the Bankruptcy Court, after considering objections to the third amended PC plan of reorganization, will enter a confirmation order if all requirements to confirm a plan of reorganization under the Bankruptcy Code have been satisfied. Such an order could be appealed to the U.S. District Court for the Western District of Pennsylvania. Assuming that the District Court approves a confirmation order, interested parties could appeal the order to the U.S. Third Circuit Court of Appeals and subsequently could seek review by the U.S. Supreme Court.

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

58	2009 PPG ANNUAL REPORT AND FORM 10-K

Notes to the Consolidated Financial Statements

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

PPG’s Funding Obligations

PPG has no obligation to pay any amounts under the third amended PC plan of reorganization until the Funding Effective Date. If the third amended PC plan of reorganization is approved, PPG and certain of its insurers will make the following contributions to the Trust. On the Funding Effective Date, PPG will relinquish any claim to its equity interest in PC, convey the stock it owns in Pittsburgh Corning Europe and transfer 1,388,889 shares of PPG’s common stock or cash equal to the fair value of such shares as defined in the 2009 PPG Settlement Arrangement. PPG will make aggregate cash payments to the Trust of approximately $825 million, payable according to a fixed payment schedule over the period ending in 2023. The first payment is due on the Funding Effective Date. PPG would have the right, in its sole discretion, to prepay these cash payments to the Trust at any time at a discount rate of 5.5% per annum as of the prepayment date. In addition, PPG will contribute to the Trust any net proceeds it recovers from claims against certain non-participating insurers that previously were participating insurers, and will use reasonable efforts to pursue such claims. PPG’s historical insurance carriers participating in the third amended PC plan of reorganization will also make cash payments to the Trust of approximately $1.6 billion between the Funding Effective Date and 2027. These payments could also be prepaid to the Trust at any time at a discount rate of 5.5% per annum as of the prepayment date. PPG will grant asbestos releases and indemnifications to all participating insurers, subject to amended coverage-in-place arrangements with certain insurers for remaining coverage of premises claims. PPG will grant certain participating insurers full policy releases on primary policies and full product liability releases on excess coverage policies. PPG will also grant certain other participating excess insurers credit against their product liability coverage limits.

PPG’s obligation under the 2009 PPG Settlement Arrangement at December 31, 2008 was $162 million less than the amount that would have been due under the 2002 PPG Settlement Arrangement. This reduction is attributable to a number of negotiated provisions in the 2009 PPG Settlement Arrangement, including the provisions relating to the channeling injunction under which PPG retains liability for any non-PC Relationship Claims. PPG will retain such amount as a reserve for asbestos-related claims that will not be channeled to the Trust, as this amount represents PPG’s best estimate of its liability for these claims. PPG does not have sufficient current claim information or settlement history on which to base a better estimate of this liability, in light of the fact that the Bankruptcy Court’s stay has been in effect since 2000. As a result, PPG’s reserve at December 31, 2009 for asbestos-related claims that will not be channeled to the Trust is $162 million. In addition, under the 2009 PPG Settlement Arrangement, PPG will retain for its own account rights to recover proceeds from certain historical insurance assets, including policies issued by certain insurance carriers that never were participating insurers. Rights to recover these proceeds would have been assigned to the Trust by PPG under the 2002 PPG Settlement Arrangement.

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

Of the total obligation of $772 million under the 2009 PPG Settlement Arrangement at December 31, 2009, $534 million is reported as a current liability and the present value of the payments due in the years 2011 to 2023 totaling $238 million is reported as a non-current liability in the accompanying consolidated balance sheet as of December 31, 2009. The future accretion of the non- current portion of the liability will total $150 million and be reported as expense in the consolidated statement of income over the period through 2023, as follows (in millions):

2010	$14

2011	14

2012 – 2023	122

Total	$150

2009 PPG ANNUAL REPORT AND FORM 10-K	59

Notes to the Consolidated Financial Statements

The following table summarizes the impact on PPG’s financial statements for the three years ended December 31, 2009 resulting from the 2002 and 2009 PPG Settlement Arrangements including the change in fair value of the stock to be transferred to the Trust and the equity forward instrument (see Note 12, “Derivative Financial Instruments and Hedge Activities”) and the increase in the net present value of the future payments to be made to the Trust.

	Consolidated Balance Sheet
	Asbestos Settlement Liability		Equity Forward (Asset) Liability	Pretax Charge
(Millions)	Current	Long-term

Balance as of January 1, 2007	$557	$332	$(14)	$28

Change in fair value:
PPG stock	8	—	—	8

Equity forward instrument	—	—	(4)	(4)

Accretion of asbestos liability	—	20	—	20

Reclassification	28	(28)	—	—

Balance as of and Activity for the year ended December 31, 2007	$593	$324	$(18)	$24

Change in fair value:
PPG stock	(39)	—	—	(39)

Equity forward instrument	—	—	24	24

Accretion of asbestos liability	—	19	—	19

Reclassification	38	(38)	—	—

Impact of 2009 PPG Settlement Arrangement(1)	(101)	(61)	—	—

Balance as of and Activity for the year ended December 31, 2008	$491	$244	$6	$4

Change in fair value:
PPG stock	23	—	—	23

Equity forward instrument	—	—	(24)	(24)

Accretion of asbestos liability	—	14	—	14

Reclassification	20	(20)	—	—

Balance as of and Activity for the year ended December 31, 2009	$534	$238	$(18)	$13

(1)	Amounts have been reclassified to Other liabilities and retained as a reserve for asbestos-related claims that will not be channeled to the Trust. The balance in this reserve at December 31, 2009 remains $162 million.

The fair value of the equity forward instrument is included as an other current asset as of December 31, 2009 and an other current liability as of December 31, 2008 in the accompanying consolidated balance sheet. Payments under the fixed payment schedule require annual payments that are due each June. The current portion of the asbestos settlement liability included in the accompanying consolidated balance sheet as of December 31, 2009, consists of all such payments required through June 2010, the fair value of PPG’s common stock and the value of PPG’s investment in Pittsburgh Corning Europe. The amount due June 30, 2011, of $9 million and the net present value of the remaining payments is included in the long-term asbestos settlement liability in the accompanying consolidated balance sheet as of December 31, 2009.

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

As of December 31, 2009 and 2008, PPG had reserves for environmental contingencies totaling $287 million and $299 million, respectively, of which $59 million and $44 million, respectively, were classified as current liabilities. The reserve at December 31, 2009 included $188 million for environmental contingencies associated with PPG’s former chromium manufacturing plant in Jersey City, N.J. (“Jersey City”), $44 million for environmental contingencies associated with the Calcasieu River estuary and three operating plant sites in PPG’s chemicals business, $29 million for environmental

60	2009 PPG ANNUAL REPORT AND FORM 10-K

Notes to the Consolidated Financial Statements

contingencies related to former SigmaKalon operations and $26 million for other environmental contingencies, including PPG’s estimated obligations related to sites on the National Priority List. The reserve at December 31, 2008 included $193 million for environmental contingencies associated with the former chromium manufacturing plant in Jersey City, $48 million for environmental contingencies associated with the Calcasieu River estuary and three operating plant sites in PPG’s chemical business, $31 million for environmental contingencies related to former SigmaKalon operations, and $27 million for other environmental contingencies, including National Priority List sites. Pretax charges against income for environmental remediation costs in 2009, 2008 and 2007 totaled $11 million, $15 million and $12 million, respectively, and are included in “Other charges” in the accompanying consolidated statement of income. Cash outlays related to such environmental remediation aggregated $24 million, $24 million, and $19 million in 2009, 2008 and 2007, respectively. The impact of foreign currency increased the liability by $1 million in 2009 and decreased the liability by $5 million in 2008.

The Company’s continuing efforts to analyze and assess the environmental issues associated with a former chromium manufacturing plant site located in Jersey City, and at the Calcasieu River Estuary located near the Lake Charles, La., chlor-alkali plant resulted in a pre-tax charge of $173 million in the third quarter of 2006 for the estimated costs of remediating these sites. These charges for estimated environmental remediation costs in 2006 were significantly higher than PPG’s historical range. Excluding 2006, pretax charges against income have ranged between $10 million and $49 million per year for the past 15 years. PPG anticipates that charges against income in 2010 for environmental remediation costs will be within this historical range.

Management expects cash outlays for environmental remediation costs to be approximately $70 million in 2010 and to range from $50 million to $70 million annually through 2014. It is possible that technological, regulatory and enforcement developments, the results of environmental studies and other factors could alter the Company’s expectations with respect to charges against income and future cash outlays. Specifically, the level of expected cash outlays is highly dependent upon activity related to the former chromium manufacturing plant site in New Jersey as discussed below.

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

As a result of the extensive analysis undertaken in connection with the preparation and submission of the feasibility study work plan for the former chromium manufacturing location described above, the Company recorded a pretax charge of $165 million in the third quarter of 2006. The charge included estimated costs for remediation at the 14 remaining ACO sites, including the former manufacturing site, and for the resolution of litigation filed by NJDEP in May 2005 as discussed below. The principal estimated cost elements of the third quarter 2006 charge and of the remaining reserve at December 31, 2009 were based on competitively derived or readily available remediation industry cost data for representative remedial options, e.g., excavation and in situ stabilization/solidification. The major cost components are (i) in place soil treatment and transportation and disposal of excavated soil and (ii) construction services (related to soil excavation, groundwater management and site security), which account for approximately 50% and 30% of the reserve, respectively, as of December 31, 2009. The reserve also includes estimated costs for remedial investigation, interim remedial measures, engineering and project management. The most significant assumptions underlying the reserve are those related to the extent and concentration of chromium impacts in the soil, as these will determine the quantity of soil that must be treated in place, the quantity that will have to be excavated and transported for offsite disposal, and the nature of disposal required. The charges are exclusive of any third party indemnification, as management does not expect to receive any such amounts.

2009 PPG ANNUAL REPORT AND FORM 10-K	61

Notes to the Consolidated Financial Statements

In May 2005, the NJDEP filed a complaint against PPG and two other former chromium producers seeking to hold the parties responsible for a further 53 sites where the source of chromium contamination is not known and to recover costs incurred by the agency in connection with its response activities at certain of those sites. During the third quarter of 2008, the parties reached an agreement in principle on all claims relating to these 53 sites (the “Orphan Sites Settlement”). Under the terms of the proposed Orphan Sites Settlement, PPG would, among other things, accept responsibility for remediation of 6 of the 53 sites, one half of the cost for remediating 9 sites where chrome ore processing residue was used as fill in connection with the installation or repair of sewer pipes owned by the City, reimburse the NJDEP for a portion of past costs in the amount of $5 million and be responsible for the NJDEP’s oversight costs associated with the sites for which PPG is wholly or partially responsible. The proposed Orphan Sites Settlement would not affect PPG’s responsibilities for the 14 remaining unremediated sites covered by PPG’s ACO. However, a settlement agreement among PPG, NJDEP and Jersey City has been reached and memorialized in the form of a Judicial Consent Order (the “JCO”) that was entered by the Court on June 26, 2009. PPG’s remedial obligations under the ACO with NJDEP have been incorporated into the JCO. Pursuant to the JCO, a new process has been established for the review of the technical reports PPG must submit for the investigation and remedy selection for the 14 ACO sites and the 6 sites for which PPG has accepted sole responsibility under the terms of the proposed Orphan Sites Settlement (i.e. 20 PPG Sites). The JCO also provides for the appointment of a court-approved Site Administrator who will be responsible for establishing a master schedule for the remediation of the 20 PPG sites. The JCO establishes a goal, based on currently applicable remedial provisions, to remediate soils and sources of contamination at the PPG sites as expeditiously as possible with a five year goal for completion in accordance with a master schedule to be developed by the Site Administrator. On July 6, 2009, former United States Environmental Protection Agency Deputy Administrator, Michael McCabe, was appointed as Site Administrator under the JCO. The JCO also resolves reparation claims by the City of Jersey City with the payment of $1.5 million over a 5 year time period. The JCO does not otherwise affect PPG’s responsibility for the remediation of the 14 ACO sites. PPG’s estimated costs under the proposed Orphan Sites Settlement and the JCO are included in the December 31, 2009 reserve for New Jersey chrome environmental remediation matters.

Multiple future events, including completion of feasibility studies, remedy selection, remedy design and remedy implementation involving governmental agency action or approvals will be required, and considerable uncertainty exists regarding the timing of these future events for the remaining 14 sites covered by the ACO and the six orphan sites for which PPG has accepted responsibility under the terms of a proposed Orphan Sites Settlement. Final resolution of these events is expected to occur over an extended period of time. However, based on current information, it is expected that feasibility study approval and remedy selection could occur during 2010 to 2011 for the former chromium plant and six adjacent sites, while remedy design and approval could occur during 2010 to 2011, and remedy implementation could occur during 2012 to 2014, with some period of long-term monitoring for remedy effectiveness to follow related to these seven sites. One other site is expected to be remediated during 2010 to 2011. Activities at the six other ACO sites and the six orphan sites have not yet begun and the timing of future events related to these sites cannot be predicted at this time. As these events occur and to the extent that the cost estimates of the environmental remediation remedies change, the existing reserve for this environmental remediation will be adjusted. Based on current information, PPG expects cash outlays related to remediation efforts in New Jersey to range from $30 million to $40 million in 2010 and $30 million to $50 million annually from 2011 through 2014.

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

62	2009 PPG ANNUAL REPORT AND FORM 10-K

Notes to the Consolidated Financial Statements

process of resolving final comments on the feasibility report, which could be issued for public comment in early 2010.

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

In addition to the amounts currently reserved for environmental remediation, the Company may be subject to loss contingencies related to environmental matters estimated to be as much as $200 million to $300 million, which range is unchanged since December 31, 2008. Such unreserved losses are reasonably possible but are not currently considered to be probable of occurrence. This range of reasonably possible unreserved loss relates to environmental matters at a number of sites; however, about 50% of this range relates to additional costs at the former chromium manufacturing plant site and related sites in Jersey City, N.J., and about 30% relates to the Calcasieu River Estuary and the three operating PPG plant sites in the Company’s chemicals businesses. The loss contingencies related to these sites include significant unresolved issues such as the nature and extent of contamination at these sites and the methods that may have to be employed to remediate them.

The status of the remediation activity at the sites in New Jersey and at the Calcasieu River Estuary in Louisiana and the factors that could result in the need for additional environmental remediation reserves at those sites are described above. Initial remedial actions are occurring at the three operating plant sites in the chemicals businesses. These three operating plant sites are in Barberton, Ohio, Lake Charles, La., and Natrium, W.Va. At Barberton, PPG has completed a Facility Investigation and Corrective Measure Study (“CMS”) under USEPA’s Resource Conservation and Recycling Act (“RCRA”) Corrective Action Program. Currently, PPG is implementing the remediation alternatives recommended in the CMS using a performance-based approach with USEPA Region V oversight. However, USEPA V is transferring its oversight authority to the Ohio Environmental Protection Agency (OEPA) which should be completed in early 2010. Similarly, the Company has completed a Facility Investigation and CMS for the Lake Charles facility under the oversight of the LDEQ. The LDEQ has accepted the proposed remedial alternatives which are expected to be incorporated into the facility’s RCRA operating permit during 2010. Planning for or implementation of these proposed alternatives is in progress. At Natrium, a facility investigation has been completed and initial interim remedial measures have been implemented to mitigate soil impacts. There is additional investigation of groundwater contamination ongoing which may indicate the need for further remedial actions to address specific areas of the facility.

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

Other Matters

The U.S. Department of Commerce’s Bureau of Industry and Security and the U.S. Department of Justice are conducting an ongoing investigation into potential violations of U.S. export control laws related to the exportation of small quantities (approximately 1,000 gallons) of protective coatings for potential use in Pakistan in 2006. The Company is cooperating in this matter. The Company, with the assistance of outside counsel, has conducted an investigation into these potential violations of the U.S. export control laws, and has responded to administrative and federal grand jury subpoenas. The Company has also made a disclosure of certain U.S. export control violations to the U.S. Department of Commerce related to this matter. Violations of the export control laws may result in civil, administrative or criminal fines or penalties, loss of export privileges, debarment or a combination of these penalties. At this time, the Company is unable to determine the

2009 PPG ANNUAL REPORT AND FORM 10-K	63

Notes to the Consolidated Financial Statements

outcome of the government’s investigation or its possible effect on the Company.

PPG is a defendant in a matter in the California State Court in San Francisco in which plaintiffs claim that PPG and other defendants manufactured a defective product, the dry cleaning solvent perchloroethylene (“PCE”), and failed to provide adequate warnings regarding the environmental risks associated with the use of PCE. The plaintiffs claim the defendants are responsible for remediation of soil and groundwater contamination at numerous dry cleaner sites in Modesto, California. In 2006, a Phase 1 trial was conducted as to four sites. The jury returned a verdict against PPG, The Dow Chemical Company, Vulcan, Oxy, and R.R. Street. The verdict was not apportioned. Subsequent to the Phase 1 verdict, Vulcan and Oxy settled. In 2008, trial commenced on 18 Phase 2 Sites. Prior to submission of the case to the jury, the Court granted non-suit motions filed by all the defendants that limited PPG’s potential liability to one of the 18 sites. The damages sought at this one site totaled $27 million. A jury verdict in the amount of $18 million was returned against PPG and The Dow Chemical Company on May 18, 2009. The verdict was not apportioned. The jury was not able to reach a verdict on the statute of limitations issue on the site in question. PPG and Dow appealed the trial court’s refusal to decide the statute of limitations issue and to set the issue for re-trial. In July 2009, the Superior Court ordered the trial court to decide the issue without re-trial. On August 24, 2009, the trial court issued an opinion finding that the City’s claims were barred by the statute of limitations. The effect of the ruling is to nullify the jury’s Phase 2 damage award. In October 2009, the trial court held a non-jury trial of the Redevelopment Authority’s damage claims under the “Polanco Act” for certain remediation and investigative costs incurred to date. The court has not yet issued a decision. The Redevelopment Authority’s claims under this California statute relate to four sites and total approximately $1 million. After the issuance of the Polanco Act decision, the Court will combine the Phase 1 verdict with any verdicts on the Polanco Act claims. The Court will then decide what amount of prior settlements will be applied to the verdict. The allocation of prior settlements will be the subject of briefing and a Court decision prior to the entry of a final judgment. It is likely that the parties will appeal the Court’s decision.

On April 30, 2009, Chrysler’s U.S. operations filed for bankruptcy. General Motor’s U.S. operations filed for bankruptcy on June 1, 2009. PPG collected substantially all amounts that were due from Chrysler and General Motors as of the dates of the respective bankruptcy filings. As such, there were no material charges to earnings in 2009 as a result of these customer bankruptcies. Chrysler and General Motors have subsequently emerged from bankruptcy; however, we remain focused on the continual management of this automotive customer credit risk. The economic downturn caused declines in 2009 global production of automobiles and light trucks, which adversely impacted our sales volumes. Additionally, the same economic conditions that are impacting our continuing businesses that serve the automotive OEM market are affecting the divested automotive glass and services business, in which PPG maintains an approximate 40 percent interest.

17. Shareholders’ Equity

A class of 10 million shares of preferred stock, without par value, is authorized but unissued. Common stock has a par value of $1.66 2/3 per share; 600 million shares are authorized.

The following table summarizes the shares outstanding for the three years ended December 31, 2009:

	Common Stock	Treasury Stock	ESOP Shares	Shares Outstanding
Balance, January 1, 2007	290,573,068	(126,373,907)	(117,408)	164,081,753
Purchases	—	(3,682,791)	—	(3,682,791)
Issuances/releases	—	3,284,298	117,408	3,401,706
Balance, December 31, 2007	290,573,068	(126,772,400)	—	163,800,668

Purchases	—	(128,600)	—	(128,600)
Issuances/releases	—	526,565	—	526,565
Balance, December 31, 2008	290,573,068	(126,374,435)	—	164,198,633

Purchases	—	(1,500,000)	—	(1,500,000)
Issuances/releases	—	2,969,026	—	2,969,026
Balance, December 31, 2009	290,573,068	(124,905,409)	—	165,667,659

ESOP shares represented the unreleased new shares held by the ESOP that were not considered outstanding under GAAP (see Note 1, “Summary of Significant Accounting Policies” and Note 19, “Employee Stock Ownership Plan”). The number of ESOP shares changed in 2007 as a result of the release of shares to participant accounts by the ESOP.

Per share cash dividends paid were $2.13 in 2009, $2.09 in 2008 and $2.04 in 2007.

18. Accumulated Other Comprehensive Loss

(Millions)	Unrealized Currency Translation Adjustments	Pension and Other Postretire- ment Benefit Adjustments	Unrealized Gain (Loss) on Marketable Securities	Unrealized Gain (Loss) on Derivatives	Accum- ulated Other Compre- hensive (Loss) Income
Balance, January 1, 2007	$132	$(1,057)	$3	$(17)	$(939)
Net Change	260	90	—	7	357
Balance, December 31, 2007	$392	$(967)	$3	$(10)	$(582)

Net change	(499)	(494)	(4)	(49)	(1,046)
Balance, December 31, 2008	$(107)	$(1,461)	$(1)	$(59)	$(1,628)
Net change	173	169	—	25	367
Balance, December 31, 2009	$66	$(1,292)	$(1)	$(34)	$(1,261)

64	2009 PPG ANNUAL REPORT AND FORM 10-K

Notes to the Consolidated Financial Statements

Unrealized currency translation adjustments related to translation of foreign denominated balance sheets exclude income tax expense (benefit) given that the earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time.

The tax benefit related to unrealized currency translation adjustments other than translation of foreign denominated balance sheets, for the years ended December 31, 2009, 2008, and 2007 was $62 million, $22 million and zero, respectively.

The tax benefit (cost) related to the adjustment for pension and other postretirement benefits for the years ended December 31, 2009, 2008 and 2007 was $18 million, $315 million and $(211) million, respectively. The cumulative tax benefit related to the adjustment for pension and other postretirement benefits at December 31, 2009 and 2008 was $824 million and $806 million, respectively. The tax benefit (cost) related to the change in the unrealized gain (loss) on marketable securities for the years ended December 31, 2009, 2008 and 2007 was $0.1 million, $2 million and $(0.3) million, respectively. The tax benefit (cost) related to the change in the unrealized gain (loss) on derivatives for the years ended December 31, 2009, 2008 and 2007 was $(16) million, $30 million and $(5) million, respectively.

19. Employee Stock Ownership Plan

PPG’s ESOP covers substantially all U.S. employees. The Company makes matching contributions to the ESOP based upon participants’ savings, subject to certain limitations. For most participants not covered by a collective bargaining agreement, Company-matching contributions are established each year at the discretion of the Company and are applied to a maximum of 6% of eligible participant compensation. The Company-matching contribution was 100% for the first two months of 2009, and it was then suspended for the remainder of the year as a cost savings measure in recognition of the adverse impact of the global recession. For 2008 and 2007 the Company-match was 100%. For those participants whose employment is covered by a collective bargaining agreement, the level of Company-matching contribution, if any, is determined by the collective bargaining agreement. In accordance with these agreements, the Company-matching contributions were suspended after the first two months of 2009.

Compensation expense related to the ESOP for 2009, 2008 and 2007 totaled $7 million, $42 million and $16 million, respectively. Cash contributions by the Company to the ESOP for 2009, 2008 and 2007 totaled $7 million, $42 million and $14 million, respectively. Interest expense totaled $1 million for 2007. The tax deductible dividends on PPG shares held by the ESOP were $28 million, $29 million and $29 million for 2009, 2008 and 2007, respectively.

20. Other Earnings

(Millions)	2009	2008	2007
Interest income	$28	$26	$20

Royalty income	45	52	48

Share of net (loss) earnings of equity affiliates (See Note 6)	(5)	3	32

Gain on sale of assets	36	23	14

Other	74	61	46

Total	$178	$165	$160

21. Stock-Based Compensation

The Company’s stock-based compensation includes stock options, restricted stock units (“RSUs”) and grants of contingent shares that are earned based on achieving targeted levels of total shareholder return. All current grants of stock options, RSUs and contingent shares are made under the PPG Industries, Inc., Omnibus Incentive Plan (“PPG Omnibus Plan”). Shares available for future grants under the PPG Omnibus Plan were 5.6 million as of December 31, 2009.

Total stock-based compensation cost was $34 million, $33 million and $46 million in 2009, 2008 and 2007, respectively. The total income tax benefit recognized in the accompanying consolidated statement of income related to the stock-based compensation was $12 million, $12 million and $17 million in 2009, 2008 and 2007, respectively.

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

2009 PPG ANNUAL REPORT AND FORM 10-K	65

Notes to the Consolidated Financial Statements

The fair value of stock options issued to employees is measured on the date of grant and is recognized as expense over the requisite service period. PPG estimates the fair value of stock options using the Black-Scholes option pricing model. The risk-free interest rate is determined by using the U.S. Treasury yield curve at the date of the grant and using a maturity equal to the expected life of the option. The expected life of options is calculated using the average of the vesting term and the maximum term, as prescribed by accounting guidance on the use of the simplified method for determining the expected term of an employee stock option. This method is used as the vesting terms of stock options were changed in 2004 to a three year vesting term, and as a result, the historical exercise data does not provide a reasonable basis upon which to estimate the expected life of options. The expected dividend yield and volatility are based on historical stock prices and dividend amounts over past time periods equal in length to the expected life of the options. The fair value of each grant was calculated with the following weighted average assumptions:

	2009	2008	2007
Risk free interest rate	2.8%	3.5%	4.5%
Expected life of option in years	6.5	6.5	5.5
Expected dividend yield	3.2%	3.1%	3.1%
Expected volatility	25.7%	24.2%	22.6%

The weighted average fair value of options granted was $7.02 per share, $13.21 per share, and $14.08 per share for the years ended December 31, 2009, 2008, and 2007, respectively.

A summary of stock options outstanding and exercisable and activity for the year ended December 31, 2009 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Intrinsic Value (in millions)
Outstanding, January 1, 2009	7,441,633	$60.28	4.8	$—
Granted	968,619	$35.13
Exercised	(242,428)	$53.03
Forfeited/Expired	(447,087)	$57.50
Outstanding, December 31, 2009	7,720,737	$57.51	4.8	$38

Vested or expected to vest, December 31, 2009	7,691,876	$57.57	4.8	$38

Exercisable, December 31, 2009	5,346,558	$59.12	3.3	$16

At December 31, 2009, there was $6 million of total unrecognized compensation cost related to outstanding stock options that have not yet vested. This cost is expected to be recognized as expense over a weighted average period of 1.5 years.

The following table presents stock option activity for the years ended December 31, 2009, 2008 and 2007:

(Millions)	2009	2008	2007
Total intrinsic value of stock options exercised	$2	$2	$47
Cash received from stock option exercises	12	13	194
Income tax benefit from the exercise of stock options	1	1	17
Total fair value of stock options vested	10	15	29

Restricted Stock Units

Long-term incentive value is delivered to selected key management employees by granting RSUs, which have either time or performance-based vesting features. The fair value of an RSU is equal to the market value of a share of stock on the date of grant. Time-based RSUs vest over the three-year period following the date of grant, unless forfeited, and will be paid out in the form of stock, cash or a combination of both at the Company’s discretion at the end of the three-year vesting period. Performance-based RSUs vest based on achieving specific annual performance targets for earnings per share growth and cash flow return on capital over the three-year period following the date of grant. Unless forfeited, the performance-based RSUs will be paid out in the form of stock, cash or a combination of both at the Company’s discretion at the end of the three-year vesting period if PPG meets the performance targets. For awards granted in 2007, the actual amount paid for performance-based awards may range from 0% to 150% of the original grant, as 50% of the grant vests in each year that one of the two targets is met during the three-year period. If the designated performance targets are not met in any of the three years in an award period, no payout will be made on the performance-based RSUs. For awards granted in 2008 and 2009, the amount paid for performance-based awards may range from 0% to 180% of the original grant, based upon the frequency with which the earnings per share growth and cash flow return on capital performance targets are met over the three-year period. The performance-based RSUs granted in 2007 vested at the 150% level. For the purposes of expense recognition, PPG has assumed that performance-based RSUs granted in 2008 and 2009 will vest at the 100% level. The performance targets for 2007, 2008 and 2009 were achieved as it relates to the 2007 grant. With respect to the 2008 grant, two of the four performance targets were met in 2008 and 2009. With respect to the 2009 grant, one of the two performance targets was met in 2009.

66	2009 PPG ANNUAL REPORT AND FORM 10-K

Notes to the Consolidated Financial Statements

The following table summarizes RSU activity for the year ended December 31, 2009:

	Number of Shares	Weighted Average Fair Value	Intrinsic Value (in millions)
Outstanding, January 1, 2009	767,940	$57.96	$33
Granted	468,371	$30.70
Additional Shares Vested	122,477	$61.49
Released from restrictions	(327,491)	$54.24
Forfeited	(27,557)	$48.24
Outstanding, December 31, 2009	1,003,740	$47.15	$59

Vested or expected to vest, December 31, 2009	981,913	$47.41	$57

There was $10 million of total unrecognized compensation cost related to nonvested RSUs outstanding as of December 31, 2009. This cost is expected to be recognized as expense over a weighted average period of 1.6 years.

Contingent Share Grants

The Company also provides grants of contingent shares to selected key executives that may be earned based on PPG total shareholder return over the three-year period following the date of grant. Contingent share grants (referred to as “TSR awards”) are made annually and may be paid out at the end of each three-year period based on the Company’s performance. For awards granted in 2007, performance is measured by determining the percentile rank of the total shareholder return of PPG common stock (stock price plus accumulated dividends) in relation to the total shareholder return of the S&P 500 and of the S&P 500 Materials sector for the three-year period following the date of grant. For awards granted in 2008 and 2009, performance is measured by determining the percentile rank of the total shareholder return of PPG common stock in relation to the total shareholder return of the S&P 500 for the three-year period following the date of grant. The payment of awards following the three-year award period will be based on performance achieved in accordance with the scale set forth in the plan agreement and may range from 0% to 220% of the initial grant. A payout of 100% is earned if the target performance is achieved. Contingent share awards earn dividend equivalents during the three-year award period, which are credited to participants in the form of common stock equivalents. Any payments made at the end of the award period may be in the form of stock, cash or a combination of both. The TSR awards qualify as liability awards, and compensation expense is recognized over the three-year award period based on the fair value of the awards (giving consideration to the Company’s percentile rank of total shareholder return) remeasured in each reporting period until settlement of the awards.

As of December 31, 2009, there was $5 million of total unrecognized compensation cost related to outstanding TSR awards based on the current estimate of fair value. This cost is expected to be recognized as expense over a weighted average period of 1.7 years.

22. Advertising Costs

Advertising costs are expensed in the year incurred and totaled $268 million, $310 million and $157 million in 2009, 2008 and 2007, respectively.

23. Research and Development

(Millions)	2009	2008	2007
Research and development – total	$403	$468	$363

Less depreciation on research facilities	15	17	15

Research and development – net	$388	$451	$348

24. Quarterly Financial Information (unaudited)

	2009 Quarter Ended				Total
Millions (except per share amounts)	March 31	June 30	Sept. 30	Dec. 31
Net sales	$2,783	$3,115	$3,225	$3,116	$12,239

Cost of Sales(1)	1,718	1,898	1,989	1,934	7,539

Net (loss) income (attributable to PPG)	(111)	146	159	142	336

(Loss) earnings per common share	(0.68)	0.89	0.96	0.86	2.04

(Loss) earnings per common share –assuming dilution	$(0.68)	$0.89	$0.96	$0.85	$2.03
	2008 Quarter Ended				Total
Millions (except per share amounts)	March 31(2)	June 30(2)	Sept. 30(2)	Dec. 31
Net sales	$3,962	$4,474	$4,225	$3,188	$15,849

Cost of Sales(1)	2,596	2,829	2,701	2,029	10,155

Net income (attributable to PPG)	100	250	117	71	538

Earnings per common share	0.61	1.52	0.71	0.43	3.27

Earnings per common share –assuming dilution	$0.61	$1.51	$0.70	$0.43	$3.25

(1)	Exclusive of depreciation and amortization.
(2)	Inclusive of the results of operations of the automotive glass and services business.

25. Reportable Business Segment Information

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

2009 PPG ANNUAL REPORT AND FORM 10-K	67

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

The Optical and Specialty Materials reportable segment is comprised of the optical products and silicas operating segments. The primary Optical and Specialty Materials products are Transitions® lenses, sunlenses, optical lens materials, amorphous precipitated silica products and Teslin® synthetic printing sheet. Transitions® lenses are processed and distributed by PPG’s 51%-owned joint venture with Essilor International.

The Commodity Chemicals reportable segment is comprised of the chlor-alkali and derivatives operating segment. The primary chlor-alkali and derivative products are chlorine, caustic soda, vinyl chloride monomer, chlorinated solvents, calcium hypochlorite, ethylene dichloride, hydrochloric acid and phosgene derivatives.

The Glass reportable segment is comprised of the performance glazings and fiber glass operating segments. This reportable segment primarily supplies flat glass and continuous-strand fiber glass products.

Production facilities and markets for Performance Coatings, Industrial Coatings, Architectural Coatings – EMEA, Optical and Specialty Materials, Commodity Chemicals and Glass are significantly in North America and Europe. PPG’s reportable segments continue to pursue opportunities to further develop markets in Asia, Eastern Europe and Latin America. Each of the reportable segments in which PPG is engaged is highly competitive. However, the diversification of product lines and worldwide markets served tends to minimize the impact on PPG’s total sales and earnings from changes in demand in a particular market or in a particular geographic area.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The Company allocates resources to operating segments and evaluates the performance of operating segments based upon segment income, which is earnings before interest expense – net, income taxes and noncontrolling interests and which may exclude certain charges which are considered to be unusual or non-recurring. Legacy items include current costs related to former operations of the Company, including certain environmental remediation, pension and other postretirement benefit costs, and certain charges for legal and other matters which are considered to be unusual or non-recurring. These legacy costs are excluded from the segment income that is used to evaluate the performance of the operating segments. Legacy items also include equity earnings (loss) from PPG’s approximately 40 percent investment in the former automotive glass and services business and $40 million of 2009 costs related to the pension and other postemployment benefit liabilities of the divested business retained by PPG. Corporate unallocated costs include the costs of corporate staff functions not directly associated with the operating segments, the cost of corporate legal cases, net of related insurance recoveries, a business process redesign project in Europe and the cost of certain insurance and employee benefit programs. Net periodic pension expense is allocated to the operating segments and a portion related to the corporate staff functions is included in the Corporate unallocated costs.

For Optical and Specialty Materials, Commodity Chemicals and Glass, intersegment sales and transfers are recorded at selling prices that approximate market prices. Product movement between Performance Coatings, Industrial Coatings and Architectural Coatings – EMEA is limited, is accounted for as an inventory transfer and is recorded at cost plus a mark-up, the impact of which is not significant to the segment income of the three coatings reportable segments.

68	2009 PPG ANNUAL REPORT AND FORM 10-K

Notes to the Consolidated Financial Statements

(Millions) Reportable Business Segments	Performance Coatings	Industrial Coatings	Architectural Coatings – EMEA	Optical and Specialty Materials	Commodity Chemicals	Glass(1)	Corporate / Eliminations / Non-Segment Items(2)	Consolidated Totals
2009
Net sales to external customers	$4,095	$3,068	$1,952	$1,002	$1,273	$849	$—	$12,239
Intersegment net sales	—	—	—	3	9	—	(12)	—
Total net sales	$4,095	$3,068	$1,952	$1,005	$1,282	$849	$(12)	$12,239

Segment income	$551	$159	$128	$235	$152	$(39)	$—	$1,186
Corporate unallocated								(107)
Legacy items(3)								(63)
Business restructuring (See Note 8)								(186)
Asbestos settlement – net (See Note 16)								(13)
Interest expense, net of interest income								(166)
Unallocated stock based compensation (See Note 21)(4)								(34)
Income from continuing operations before income taxes								$617

Depreciation and amortization (See Note 1)	$120	$98	$109	$36	$40	$58	$19	$480
Share of net earnings (loss) of equity affiliates	2	1	1	—	(3)	(5)	(1)	(5)
Segment assets(5)	4,003	2,592	2,987	576	564	846	2,672	14,240
Investment in equity affiliates	11	9	19	—	2	117	207	365
Expenditures for property	51	48	38	32	24	27	11	231

2008
Net sales to external customers	$4,716	$3,999	$2,249	$1,134	$1,837	$1,914	$—	$15,849
Intersegment net sales	—	—	—	4	8	—	(12)	—
Total net sales	$4,716	$3,999	$2,249	$1,138	$1,845	$1,914	$(12)	$15,849

Segment income	$582	$212	$141	$244	$340	$70	$—	$1,589
Corporate unallocated								(88)
Legacy items(3)								(28)
Business restructuring (See Note 8)								(163)
Gain on automotive glass and services divestiture (See Note 3)								15
Depreciation catch-up charge (See Note 3)								(17)
Divestiture-related benefit costs (See Note 3)								(19)
Acquisition related costs (See Note 2)								(117)
Asbestos settlement – net (See Note 16)								(4)
Interest expense, net of interest income								(227)
Unallocated stock based compensation (See Note 21)(4)								(33)
Income from continuing operations before income taxes								$908

Depreciation and amortization (See Note 1)	$133	$109	$121	$36	$44	$98	$22	$563
Share of net earnings (loss) of equity affiliates	2	1	2	—	(8)	14	(8)	3
Segment assets(5)	4,190	2,699	3,003	615	603	923	2,665	14,698
Investment in equity affiliates	3	14	18	—	3	137	206	381
Expenditures for property	139	198	525	49	35	61	25	1,032

2009 PPG ANNUAL REPORT AND FORM 10-K	69

Notes to the Consolidated Financial Statements

(Millions) Reportable Business Segments	Performance Coatings	Industrial Coatings	Architectural Coatings – EMEA	Optical and Specialty Materials	Commodity Chemicals	Glass(1)	Corporate / Eliminations / Non-Segment Items(2)	Consolidated Totals
2007
Net sales to external customers	$3,811	$3,646	$—	$1,029	$1,539	$2,195	$—	$12,220
Intersegment net sales	—	—	—	4	8	5	(17)	—
Total net sales	$3,811	$3,646	$—	$1,033	$1,547	$2,200	$(17)	$12,220

Segment income	$563	$370	$—	$235	$243	$138	$—	$1,549
Corporate unallocated								(52)
Legacy items(3)								(13)
Acquisition related costs								(9)
Divestiture-related benefit costs								(17)
Asbestos settlement – net (See Note 16)								(24)
Interest expense, net of interest income								(73)
Unallocated stock based compensation (See Note 21)(4)								(46)
Income from continuing operations before income taxes								$1,315

Depreciation and amortization (See Note 1)	$108	$94	$—	$38	$46	$96	$21	$403
Share of net earnings (loss) of equity affiliates	1	2	—	—	2	27	—	32
Segment assets(5)	3,848	2,508	—	630	650	1,523	3,470	12,629
Investment in equity affiliates	3	15	—	—	4	153	15	190
Expenditures for property	119	89	—	46	61	51	21	387

(Millions)
Geographic Information	2009	2008	2007

Net sales(6)
The Americas

United States	$5,113	$7,115	$7,084

Other Americas	867	1,185	1,179

EMEA	4,458	5,677	2,728

Asia	1,801	1,872	1,229

Total	$12,239	$15,849	$12,220

Segment income
The Americas

United States	$623	$899	$1,027

Other Americas	61	72	58

EMEA	263	383	276

Asia	239	235	188

Total	$1,186	$1,589	$1,549

Property—net
The Americas

United States	$1,294	$1,330	$1,458

Other Americas	113	116	215

EMEA	997	1,006	575

Asia	350	346	330

Total	$2,754	$2,798	$2,578

(1)	Glass net sales, intersegment sales and segment income include the results of the automotive glass and services business through September 30, 2008.
(2)	Corporate intersegment net sales represent intersegment net sales eliminations. Corporate unallocated costs include the costs of corporate staff functions not directly associated with the operating segments and certain legal and benefit costs. Corporate/non-segment assets are principally cash and cash equivalents, cash held in escrow, deferred tax assets and the approximately 40 percent investment in the former automotive glass and services business.
(3)	Legacy items include current costs related to former operations of the Company, including certain environmental remediation, pension and other postretirement benefit costs and certain charges which are considered to be unusual or non-recurring. Legacy items also include equity earnings (loss) from PPG’s approximately 40 percent investment in the former automotive glass and services business. The increase in 2009 was due to pension and other postretirement benefit costs related to the liability for the former automotive glass and services business retained by PPG.
(4)	Unallocated stock based compensation includes the cost of stock options, restricted stock units and contingent share grants which are not allocated to the operating segments.
(5)	Segment assets are the total assets used in the operation of each segment. Corporate assets are principally cash and cash equivalents, cash held in escrow, deferred tax assets and the approximately 40 percent investment in the former automotive glass and services business.
(6)	Net sales to external customers are attributed to geographic regions based upon the location of the operating unit shipping the product.

70	2009 PPG ANNUAL REPORT AND FORM 10-K

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

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

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information about the Company’s directors required by Item 10 and not otherwise set forth below is contained under the caption “Proposal 1: To Elect Three Directors” in PPG’s definitive Proxy Statement for the 2010 Annual Meeting of Shareholders (the “Proxy Statement”) which the Company anticipates filing with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the Company’s fiscal year, and is incorporated herein by reference.

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

Information about compliance with Section 16(a) of the Exchange Act is included in the Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

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

2009 PPG ANNUAL REPORT AND FORM 10-K	71

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

Item 14. Principal Accounting Fees and Services

The information required by Item 14 is contained in the Proxy Statement under the caption “Proposal 2: To Endorse Deloitte & Touche LLP as our Independent Registered Public Accounting Firm for 2010” and is incorporated herein by reference.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1)	Consolidated Financial Statements and Reports of Independent Registered Public Accounting Firm (see Part II, Item 8 of this Form 10-K).

The following information is filed as part of this Form 10-K:

(a)(2)	Consolidated Financial Statement Schedule for years ended December 31, 2009, 2008 and 2007.

The following should be read in conjunction with the previously referenced financial statements:

Schedule II – Valuation and Qualifying Accounts

Allowance for Doubtful Accounts for the Years Ended December 31, 2009, 2008 and 2007

(Millions)	Balance at Beginning of Year	Charged to Costs and Expenses(1)	Other Additions(2)	Deductions(3)	Balance at End of Year
2009	$103	$59	$—	$(40)	$122

2008	$51	$52	$38	$(38)	$103

2007	$48	$16	$2	$(15)	$51
(1)	Bad debt expense was $11 million in 2008 for acquired businesses. The remainder of the increase in bad debt expense compared to 2007 was primarily related to the Industrial Coatings segment.
(2)	Represents allowance for doubtful accounts of acquired businesses.
(3)	Notes and accounts receivable written off as uncollectible, net of recoveries, amounts attributable to divestitures and changes attributable to foreign currency translation.

72	2009 PPG ANNUAL REPORT AND FORM 10-K

All other schedules are omitted because they are not applicable.

(a)(3)	Exhibits. The following exhibits are filed as a part of, or incorporated by reference into, this Form 10-K.
3	PPG Industries, Inc., Restated Articles of Incorporation, as amended, were filed as Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1995.
3.1	Statement with Respect to Shares, amending the Restated Articles of Incorporation effective April 21, 1998, was filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the period ended Dec. 31, 1998.
3.2	Amendment to Restated Articles of Incorporation of PPG Industries, Inc., as amended, effective April 27, 2007, was filed as Exhibit 3.1b to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2007.
3.3	PPG Industries, Inc., Bylaws, as amended and restated on April 19, 2007, were filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2007.
4	Indenture, dated as of Aug. 1, 1982, was filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated Jan. 16, 1998.
4.1	First Supplemental Indenture, dated as of April 1, 1986, was filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated Jan. 16, 1998.
4.2	Second Supplemental Indenture, dated as of Oct. 1, 1989, was filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated Jan. 16, 1998.
4.3	Third Supplemental Indenture, dated as of Nov. 1, 1995, was filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated Jan. 16, 1998.
4.4	Indenture, dated as of June 24, 2005, was filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 20, 2005.
4.5	Indenture, dated as of March 18, 2008, was filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 18, 2008.
4.6	Supplemental Indenture, dated as of March 18, 2008, was filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 18, 2008.
*10	PPG Industries, Inc. Nonqualified Retirement Plan, as amended and restated September 24, 2008, was filed as Exhibit 10 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2008.
*10.1	Form of Change in Control Employment Agreement entered into with executives prior to January 1, 2008, as amended, was filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2007.
*10.2	Form of Change in Control Employment Agreement entered into with executives on or after January 1, 2008 through December 31, 2009, was filed as Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2007.
†*10.3	Form of Change in Control Employment Agreement entered into with executives on or after January 1, 2010.
*10.4	PPG Industries, Inc. Deferred Compensation Plan for Directors related to compensation deferred prior to January 1, 2005, was filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 1997.
*10.5	PPG Industries, Inc. Deferred Compensation Plan for Directors related to compensation deferred on or after January 1, 2005, as amended February 15, 2006, was filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.
*10.6	PPG Industries, Inc. Deferred Compensation Plan related to compensation deferred prior to January 1, 2005, as amended effective July 14, 2004, was filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.
*10.7	PPG Industries, Inc. Deferred Compensation Plan related to compensation deferred on or after January 1, 2005, as amended and restated September 24, 2008, was filed as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2008.
*10.8	PPG Industries, Inc. Executive Officers’ Long Term Incentive Plan was filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated Feb. 16, 2005.
*10.9	PPG Industries, Inc. Incentive Compensation Plan for Key Employees, as amended April 20, 2006, was filed as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2008.
*10.10	PPG Industries, Inc. Management Award Plan, as amended April 20, 2006, was filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2008.
*10.11	PPG Industries, Inc. Stock Plan, dated as of April 17, 1997, as amended July 20, 2005, was filed as Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2005.
*10.12	PPG Industries, Inc. Omnibus Incentive Plan was filed as Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.
*10.13	Form of Non-Qualified Option Agreement for Directors was filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated February 15, 2005.
*10.14	Form of time-vested Restricted Stock Unit Award Agreement, was filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2008.
*10.15	Form of Non-Qualified Stock Option Award Agreement, was filed as Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2008.
*10.16	Form of Nonqualified Stock Option Award Agreement, was filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.
*10.17	Form of TSR Share Award Agreement, was filed as Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2008.
*10.18	Form of TSR Share Award Agreement, was filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.

2009 PPG ANNUAL REPORT AND FORM 10-K	73

*10.19	Form of performance-based Restricted Stock Unit Award Agreement for Key Employees, was filed as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2008.
*10.20	Form of Performance-Based Restricted Stock Unit Award Agreement for Key Employees, was filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.
*10.21	Form of performance-based Restricted Stock Unit Award Agreement, was filed as Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2008.
*10.22	Form of Performance-Based Restricted Stock Unit Award Agreement, was filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.
*10.23	Form of Time-Vested Restricted Stock Unit Award Agreement, was filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.
*10.24	Form of letter to certain executives regarding 2008 deferred compensation plan elections, was filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2007.
10.25	€650 million credit facility dated December 3, 2007 and entered into among PPG Industries, Inc. and certain of its subsidiaries with multiple banks and financial institutions and Societe Generale, as facility agent for the lenders, was filed as Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2007.
*10.26	Material terms of retirement arrangement with Kevin F. Sullivan, was filed as Exhibit 10 to the Registrant’s current report on Form 8-K filed on April 28, 2008.
*10.27	Material terms of retirement arrangement with William H. Hernandez, was filed as Exhibit 10 to the Registrant’s Current Report on Form 8-K filed on May 21, 2009.
*10.28	Letter agreement with Robert J. Dellinger, was filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.
*10.29	Employment Agreement between PPG Industries Europe Sàrl, Rolle and Pierre-Marie DeLeener, was filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.
†12	Computation of Ratio of Earnings to Fixed Charges for the Five Years Ended December 31, 2009.
†13.1	Market Information, Dividends and Holders of Common Stock.
†13.2	Selected Financial Data for the Five Years Ended December 31, 2009.
†21	Subsidiaries of the Registrant.
†23	Consent of Independent Registered Public Accounting Firm.
†24	Powers of Attorney.
†31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Schema Document
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
†	Filed herewith.
*	Management contracts, compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 601 of Regulation S-K.
**	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language) for the year ended December 31, 2009: (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Shareholders’ Equity, (iv) the Consolidated Statement of Comprehensive Income (Loss), (v) the Consolidated Statement of Cash Flows, (vi) Notes to Consolidated Financial Statements and (vii) Financial Schedule of Valuation and Qualifying Accounts. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

74	2009 PPG ANNUAL REPORT AND FORM 10-K

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 18, 2010.

PPG INDUSTRIES, INC. (Registrant)

By	/s/ Robert J. Dellinger
R. J. Dellinger, Senior Vice President, Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on February 18, 2010.

Signature.	Capacity

/s/ Charles E. Bunch C. E. Bunch	Director, Chairman of the Board and Chief Executive Officer

/s/ Robert J. Dellinger R. J. Dellinger	Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

J.G. Berges	Director	ö ú ú ú ú ú ú ú ý ú ú ú ú ú ú ú ú ø
H. Grant	Director
V. F. Haynes	Director
M. J. Hooper	Director		/s/ Robert J. Dellinger By R. J. Dellinger, Attorney-in-Fact
R. Mehrabian	Director
M.H. Richenhagen	Director
R. Ripp	Director
T. J. Usher	Director
D. R. Whitwam	Director

2009 PPG ANNUAL REPORT AND FORM 10-K	75

PPG Industries Inc. and Consolidated Subsidiaries

Index to Exhibits

Exhibits

3	PPG Industries, Inc., Restated Articles of Incorporation, as amended, were filed as Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1995.

3.1	Statement with Respect to Shares, amending the Restated Articles of Incorporation effective April 21, 1998, was filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the period ended Dec. 31, 1998.

3.2	Amendment to Restated Articles of Incorporation of PPG Industries, Inc., as amended, effective April 27, 2007, was filed as Exhibit 3.1b to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2007.

3.3	PPG Industries, Inc., Bylaws, as amended and restated on April 19, 2007, were filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2007.

4	Indenture, dated as of Aug. 1, 1982, was filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated Jan. 16, 1998.

4.1	First Supplemental Indenture, dated as of April 1, 1986, was filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated Jan. 16, 1998.

4.2	Second Supplemental Indenture, dated as of Oct. 1, 1989, was filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated Jan. 16, 1998.

4.3	Third Supplemental Indenture, dated as of Nov. 1, 1995, was filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated Jan. 16, 1998.

4.4	Indenture, dated as of June 24, 2005, was filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 20, 2005.

4.5	Indenture, dated as of March 18, 2008, was filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 18, 2008.

4.6	Supplemental Indenture, dated as of March 18, 2008, was filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 18, 2008.

*10	PPG Industries, Inc. Nonqualified Retirement Plan, as amended and restated September 24, 2008, was filed as Exhibit 10 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2008.

*10.1	Form of Change in Control Employment Agreement entered into with executives prior to January 1, 2008, as amended, was filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2007.

*10.2	Form of Change in Control Employment Agreement entered into with executives on or after January 1, 2008 through December 31, 2009, was filed as Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2007.

†*10.3	Form of Change in Control Employment Agreement entered into with executives on or after January 1, 2010.

*10.4	PPG Industries, Inc. Deferred Compensation Plan for Directors related to compensation deferred prior to January 1, 2005, was filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 1997.

*10.5	PPG Industries, Inc. Deferred Compensation Plan for Directors related to compensation deferred on or after January 1, 2005, as amended February 15, 2006, was filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.

*10.6	PPG Industries, Inc. Deferred Compensation Plan related to compensation deferred prior to January 1, 2005, as amended effective July 14, 2004, was filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.

*10.7	PPG Industries, Inc. Deferred Compensation Plan related to compensation deferred on or after January 1, 2005, as amended and restated September 24, 2008, was filed as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2008.

*10.8	PPG Industries, Inc. Executive Officers’ Long Term Incentive Plan was filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated Feb. 16, 2005.

Exhibits

*10.9	PPG Industries, Inc. Incentive Compensation Plan for Key Employees, as amended April 20, 2006, was filed as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2008.

*10.10	PPG Industries, Inc. Management Award Plan, as amended April 20, 2006, was filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2008.

*10.11	PPG Industries, Inc. Stock Plan, dated as of April 17, 1997, as amended July 20, 2005, was filed as Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2005.

*10.12	PPG Industries, Inc. Omnibus Incentive Plan was filed as Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.

*10.13	Form of Non-Qualified Option Agreement for Directors was filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated February 15, 2005.

*10.14	Form of time-vested Restricted Stock Unit Award Agreement, was filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2008.

*10.15	Form of Non-Qualified Stock Option Award Agreement, was filed as Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2008.

*10.16	Form of Nonqualified Stock Option Award Agreement, was filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.

*10.17	Form of TSR Share Award Agreement, was filed as Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2008.

*10.18	Form of TSR Share Award Agreement, was filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.

*10.19	Form of performance-based Restricted Stock Unit Award Agreement for Key Employees, was filed as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2008.

*10.20	Form of Performance-Based Restricted Stock Unit Award Agreement for Key Employees, was filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.

*10.21	Form of performance-based Restricted Stock Unit Award Agreement, was filed as Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2008.

*10.22	Form of Performance-Based Restricted Stock Unit Award Agreement, was filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.

*10.23	Form of Time-Vested Restricted Stock Unit Award Agreement, was filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.

*10.24	Form of letter to certain executives regarding 2008 deferred compensation plan elections, was filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2007.

10.25	€650 million credit facility dated December 3, 2007 and entered into among PPG Industries, Inc. and certain of its subsidiaries with multiple banks and financial institutions and Societe Generale, as facility agent for the lenders, was filed as Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2007.

Exhibits

*10.26	Material terms of retirement arrangement with Kevin F. Sullivan, was filed as Exhibit 10 to the Registrant’s current report on Form 8-K filed on April 28, 2008.

*10.27	Material terms of retirement arrangement with William H. Hernandez, was filed as Exhibit 10 to the Registrant’s Current Report on Form 8-K filed on May 21, 2009.

*10.28	Letter agreement with Robert J. Dellinger, was filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.

*10.29	Employment Agreement between PPG Industries Europe Sàrl, Rolle and Pierre-Marie DeLeener, was filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.

†12	Computation of Ratio of Earnings to Fixed Charges for the Five Years Ended December 31, 2009.

†13.1	Market Information, Dividends and Holders of Common Stock.

†13.2	Selected Financial Data for the Five Years Ended December 31, 2009.

†21	Subsidiaries of the Registrant.

†23	Consent of Independent Registered Public Accounting Firm.

†24	Powers of Attorney.

†31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed herewith.
*	Management contracts, compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 601 of Regulation S-K.
**	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language) for the year ended December 31, 2009: (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Shareholders’ Equity, (iv) the Consolidated Statement of Comprehensive Income (Loss), (v) the Consolidated Statement of Cash Flows, (vi) Notes to Consolidated Financial Statements and (vii) Financial Schedule of Valuation and Qualifying Accounts. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.