Form 10-Q
period 2010-03-31
PPG INDUSTRIES INC
filed 2010-04-26
CIK 79879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2010

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

Yes  ☐             No  ☒

As of March 31, 2010, 166,327,067 shares of the Registrant’s common stock, par value $1.66-2/3 per share, were outstanding.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Income (Unaudited)

(Millions, except per share amounts)

	Three Months Ended March 31
	2010	2009
Net sales	$3,126	$2,783
Cost of sales, exclusive of depreciation and amortization	1,944	1,718
Selling, general and administrative	727	716
Depreciation	89	88
Amortization (Note 8)	32	30
Research and development	96	94
Interest expense	45	48
Asbestos settlement – net (Note 20)	3	4
Business restructuring (Note 6)	—	186
Other charges	20	17
Other earnings	(36)	(7)

Income (loss) before income taxes	206	(111)

Income tax expense (benefit) (Note 12)	147	(20)

Net income (loss) attributable to the controlling and noncontrolling interests	59	(91)

Less: net income attributable to noncontrolling interests	(29)	(20)

Net income (loss) (attributable to PPG)	$30	$(111)

Earnings (loss) per common share (Note 11)	$0.18	$(0.68)

Earnings (loss) per common share – assuming dilution (Note 11)	$0.18	$(0.68)

Dividends per common share	$0.54	$0.53

The accompanying notes to the condensed consolidated financial statements are an integral part of this consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheet (Unaudited)

	March 31,	Dec. 31,
	2010	2009
	(Millions)
Assets
Current assets:
Cash and cash equivalents	$689	$1,057
Receivables (less allowance for doubtful accounts of $115 million and $122 million)	2,809	2,628
Inventories (Note 7)	1,599	1,548
Other	825	748

Total current assets	5,922	5,981

Property (less accumulated depreciation of $5,549 million and $5,559 million)	2,660	2,754
Investments	503	499
Goodwill (Note 8)	2,687	2,784
Identifiable intangible assets (Note 8)	1,343	1,416
Other assets	641	806

Total	$13,756	$14,240

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt and current portion of long-term debt (Note 10)	$112	$272
Asbestos settlement (Note 20)	544	534
Accounts payable and accrued liabilities	2,685	2,648
Business restructuring (Note 6)	77	123

Total current liabilities	3,418	3,577

Long-term debt (Note 10)	3,051	3,074
Asbestos settlement (Note 20)	241	238
Deferred income taxes	319	328
Accrued pensions	914	944
Accrued other postretirement benefits	1,016	1,010
Other liabilities	1,008	1,147

Total liabilities	9,967	10,318

Commitments and contingent liabilities (Note 20)

Shareholders’ equity (Note 15):
Common stock	484	484
Additional paid-in capital	580	609
Retained earnings	8,080	8,139
Treasury stock	(4,199)	(4,218)
Accumulated other comprehensive loss	(1,353)	(1,261)

Total PPG shareholders’ equity	3,592	3,753
Noncontrolling interests	197	169

Total shareholders’ equity	3,789	3,922

Total	$13,756	$14,240

The accompanying notes to the condensed consolidated financial statements are an integral part of this consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows (Unaudited)

	Three Months Ended March 31
	2010	2009
	(Millions)
Cash (used for) operating activities	$(54)	$(291)

Investing activities:
Capital spending
Additions to property and long-term investments	(45)	(51)
Business acquisitions, net of cash balances acquired (2010 - $3) (Note 4)	(16)	(11)
Reductions of other property and investments	8	1
Release of cash held in escrow	—	17
Proceeds from termination of cross currency swap contracts	5	—
Payments on cross currency swap contracts	(45)	(44)

Cash used for investing activities	(93)	(88)

Financing activities:
Debt:
Net change in borrowings with maturities of three months or less	(49)	(14)
Repayments of other short-term debt	(106)	(5)
Proceeds from issuance of long-term debt	2	27
Repayment of long-term debt	(2)	(1)
Other financing activities:
Issuance of treasury stock	20	—
Dividends paid	(90)	(87)

Cash used for financing activities	(225)	(80)

Effect of currency exchange rate changes on cash and cash equivalents	4	(31)

Net decrease in cash and cash equivalents	(368)	(490)

Cash and cash equivalents, beginning of period	1,057	1,021

Cash and cash equivalents, end of period	$689	$531

The accompanying notes to the condensed consolidated financial statements are an integral part of this consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position of PPG Industries, Inc. and subsidiaries (the “Company” or “PPG”) as of March 31, 2010, and the results of their operations and their cash flows for the three months ended March 31, 2010 and 2009. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in PPG’s Annual Report on Form 10-K for the year ended December 31, 2009.

The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year.

2. Newly Adopted Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued revisions to the accounting guidance on consolidation of variable interest entities. On January 1, 2010, PPG adopted the provisions of the new guidance, which did not have an impact on its consolidated results of operations, cash flows or financial position. Refer to Note 9, “Variable Interest Entities” for information related to PPG’s sole variable interest entity, RS Cogen, L.L.C.

3. Fair Value Measurement

The accounting guidance on fair value measurement establishes a hierarchy with three levels of inputs used to determine fair value. Level 1 inputs are quoted prices in active markets for identical assets and liabilities, are considered to be the most reliable evidence of fair value, and should be used whenever available. Level 2 inputs are observable prices that are not quoted on active exchanges. Level 3 inputs are unobservable inputs used for measuring the fair value of assets or liabilities.

Assets and liabilities reported at fair

value on a recurring basis:

($ in Millions)

At March 31, 2010	Level 1	Level 2	Level 3	Total
Other current assets:
Foreign currency contracts(1)	$—	$13	$—	$13
Equity forward arrangement(2)	—	29	—	29
Marketable equity securities	4	—	—	4
Investments:
Marketable equity securities	61	1	—	62
Other assets:
Interest rate swaps(2)	—	11	—	11
Forward starting swaps(2)	—	1	—	1
Accounts payable and accrued liabilities:
Foreign currency contracts(1)	—	7	—	7
Natural gas swap contracts(2)	—	40	—	40
Other liabilities:
Cross currency swaps(2)	—	171	—	171
Natural gas swap contracts (2)	—	23	—	23
Forward starting swaps(2)	—	1	—	1

At December 31, 2009

Other current assets:
Foreign currency contracts(1)	—	3	—	3
Equity forward arrangement(2)	—	18	—	18
Marketable equity securities	4	—	—	4
Investments:
Marketable equity securities	60	1	—	61
Other assets:
Interest rate swaps(2)	—	10	—	10
Forward starting swaps(2)	—	3	—	3
Accounts payable and accrued liabilities:
Foreign currency contracts(2)	—	8	—	8
Natural gas swap contracts(2)	—	37	—	37
Other liabilities:
Natural gas swap contracts(2)	—	13	—	13
Cross currency swaps(2)	—	308	—	308

(1)	The majority of this balance is designated as a hedging instrument under GAAP.
(2)	This entire balance is designated as a hedging instrument under GAAP.

Assets and liabilities reported at fair value on a nonrecurring basis:

As a result of finalizing a restructuring plan, as discussed in Note 6, “Business Restructuring,” long-lived assets with a carrying amount of $36 million were written-down to their fair value of $4 million, resulting in a charge of $32 million, which was included within the business restructuring charge in March 2009. These long-lived assets were valued using Level 3 inputs.

4. Acquisitions

During the first quarter of 2010, PPG spent $16 million on acquisitions (net of cash acquired of $3 million) and during the first quarter of 2009, PPG spent $11 million, related to earn-out and holdback payments on acquisitions that were completed prior to December 31, 2008.

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

PPG has retained certain liabilities for pension and post-employment benefits earned for service up to September 30, 2008, totaling $850 million at December 31, 2009, for employees who were active as of the divestiture date and for individuals who were retirees of the business as of the divestiture date. PPG recognized expense of approximately $8 million and $11 million related to these obligations in the three months ended March 31, 2010 and 2009, respectively. In addition, PPG is providing certain transition services, including information technology and accounting services, to Pittsburgh Glass Works LLC for a period of up to two years after the transaction date.

In 2009, Pittsburgh Glass Works LLC ceased production at its Oshawa, Canada plant and also has announced that it will close its Hawkesbury, Canada plant in 2010. Under Canadian pension regulations, these plant closures will result in partial wind-ups of the pension plans for former employees in Canada that were retained by PPG. This will result in settlement charges against PPG earnings and required cash contributions to the plans in amounts that will be determined following the required review of the partial wind-ups by the Canadian pension authorities. The amount of each pretax charge and the cash contribution is currently estimated to be in the range of $20-$30 million and $10-$15 million, respectively. The deficits can be funded over the five year period following the effective date of the partial wind-ups. The settlement charges will be recorded following the approval of the partial wind-ups by the Canadian pension authorities and when the related cash contributions are completed.

6. Business Restructuring

During the third quarter of 2008, the Company finalized a restructuring plan as part of implementing PPG’s global transformation strategy and the integration of its 2008 acquisition of SigmaKalon. As part of that restructuring, PPG closed its coatings manufacturing facilities in Clarkson, Ont., Canada, and Geldermalsen, the Netherlands. Other staffing reductions in PPG’s coatings businesses in North America and Europe occurred in 2009. PPG also closed its Owen Sound, Ont., Canada, glass manufacturing facility, and idled one float glass production line at its Mt. Zion, Ill., facility in the fourth quarter of 2008. Other actions included writing off idle production assets in PPG’s fiber glass and chemicals businesses.

In the third quarter of 2008, the Company recorded a charge of $163 million for business restructuring, including severance and other costs of $73 million, pension curtailments of $21 million and asset write-offs of $69 million. Severance and other restructuring costs related to the SigmaKalon acquisition totaling $33 million were recorded as part of the purchase price allocation, effectively increasing goodwill. The restructuring reserve recorded in 2008 totaled $196 million. The company incurred additional costs of approximately $6 million directly associated with the restructuring actions for demolition, dismantling, relocation and training, which were charged to expense as incurred.

During the first quarter of 2009, the Company finalized a restructuring plan focused on further reducing its global cost structure, driven by global economic conditions, low end-market demand and acceleration of cost-savings from the integration of the 2008 acquisition of SigmaKalon. As part of the restructuring, PPG closed the paint manufacturing portion of its facility in Saultain, France at the end of 2009, as well as several smaller production, laboratory, warehouse and distribution facilities across PPG’s businesses and regions, and reduced staffing across the company globally.

In the first quarter of 2009, the Company recorded a charge of $186 million for business restructuring, including severance and other costs of $154 million and asset write-offs of $32 million. The Company also incurred approximately $11 million of additional costs directly associated with the restructuring actions for demolition, dismantling, relocation and training, which were charged to expense as incurred in the second half of 2009.

In the fourth quarter of 2009, adjustments of approximately $10 million were recorded to reduce the remaining restructuring reserves established in 2008 and 2009 to reflect the current estimate of the costs to complete these actions. Also in the fourth quarter of 2009, some additional restructuring actions were approved and charges of approximately $10 million were recorded. At March 31, 2010, about half of the remaining reserves for the 2008 and 2009 restructuring plans relate to severance that will be paid to certain of the former employees over the remainder of 2010. Substantially all of the remaining restructuring actions are expected to be completed in the second quarter of 2010.

The following table summarizes the activity through March 31, 2010 related to the 2008 restructuring plans:

(Millions, except no. of employees)	Severance and Other Costs	Pension Curtailment Losses	Asset Write-offs	Total Reserve	Employees Impacted
Performance Coatings	$30	$—	$15	$45	270
Industrial Coatings	45	9	10	64	577
Architectural Coatings - EMEA	19	—	—	19	215
Commodity Chemicals	—	—	13	13	10
Glass	12	12	31	55	285

Total	$106	$21	$69	$196	1,357
Activity to date	(78)	(21)	(69)	(168)	(1,301)
Currency impact	(6)	—	—	(6)	—

Balance as of March 31, 2010	$22	$—	$—	$22	56

The following table summarizes the activity through March 31, 2010 related to the 2009 restructuring plans:

(Millions, except no. of employees)	Severance and Other Costs	Asset Write-offs	Total Reserve	Employees Impacted
Performance Coatings	$35	$4	$39	764
Industrial Coatings	75	16	91	935
Architectural Coatings - EMEA	17	—	17	130
Optical & Specialty Materials	3	9	12	219
Commodity Chemicals	6	—	6	42
Glass	11	2	13	247
Corporate	7	1	8	91

Total	$154	$32	$186	2,428
Activity to date	(108)	(32)	(140)	(2,242)
Currency impact	8	—	8	—

Balance as of March 31, 2010	$54	$—	$54	186

7. Inventories

Inventories as of March 31, 2010 and December 31, 2009 are detailed below.

	March 31, 2010	Dec. 31, 2009
	(Millions)
Finished products	$937	$918
Work in process	138	125
Raw materials	408	390
Supplies	116	115

Total	$1,599	$1,548

Most U.S. inventories are valued using the last-in, first-out method. These inventories represented approximately 34% and 35% of total inventories at March 31, 2010 and December 31, 2009, respectively. If the first-in, first-out method of inventory valuation had been used, inventories would have been $203 million and $224 million higher as of March 31, 2010 and December 31, 2009, respectively.

8. Goodwill and Other Identifiable Intangible Assets

The change in the carrying amount of goodwill attributable to each reportable segment for the three months ended March 31, 2010 was as follows:

	Performance Coatings	Industrial Coatings	Architectural Coatings - EMEA	Optical and Specialty Materials	Commodity Chemicals	Glass	Total
	(Millions)
Balance, Dec. 31, 2009	$1,143	$509	$1,021	$51	$3	$57	$2,784
Acquisitions	—	—	7	—	1	—	8
Currency	(18)	(20)	(61)	(2)	—	(4)	(105)

Balance, March 31, 2010	$1,125	$489	$967	$49	$4	$53	$2,687

The carrying amount of acquired trademarks with indefinite lives as of March 31, 2010 and December 31, 2009 totaled $324 million and $334 million, respectively.

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and are detailed below.

	March 31, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(Millions)
Acquired technology	$513	$(243)	$270	$519	$(234)	$285
Customer-related intangibles	958	(295)	663	990	(286)	704
Trade names	117	(36)	81	122	(35)	87
Other	27	(22)	5	28	(22)	6

Balance	$1,615	$(596)	$1,019	$1,659	$(577)	$1,082

Aggregate amortization expense related to these identifiable intangible assets for the three months ended March 31, 2010 and 2009 was $32 million and $30 million, respectively. As of March 31, 2010, estimated future amortization expense of identifiable intangible assets is as follows: $95 million for the remaining quarters of 2010 and $130 million in each of the next five years.

9. Variable Interest Entities

PPG has a 50% ownership interest in RS Cogen, L.L.C., which toll produces electricity and steam, primarily for PPG and its joint venture partner. The joint venture was formed with a wholly-owned subsidiary of Entergy Corporation in 2000 for the construction and operation of a $300 million process steam, natural gas-fired cogeneration facility in Lake Charles, LA., the majority of which was financed by a syndicate of lenders. PPG’s future commitment to purchase electricity and steam from the joint venture approximates $23 million per year subject to contractually defined inflation adjustments for the next 13 years. RS Cogen is a variable interest entity under U.S. accounting guidance. The joint venture’s critical operations are overseen by a management committee, which has equal representation by PPG and Entergy. With the power to direct the activities of RS Cogen equally shared between RS Cogen’s two owners, PPG does not consider itself to be the joint venture’s primary beneficiary. Accordingly, PPG accounts for its investment in RS Cogen as an equity method investment.

The following table summarizes the Company’s maximum exposure to loss associated with RS Cogen.

(Millions)
Investment in and advances to RS Cogen	$7
Take-or-pay obligation under power tolling arrangement	300

Maximum exposure to loss as of March 31, 2010	$307

10. Debt

During the first quarter of 2010, the Company repaid $106 million related to its €650 million revolving credit facility. The Company currently has no amounts outstanding under this facility. This facility will expire in December of 2010.

In October of 2009, the Company entered into an agreement with a counterparty to repurchase 1.2 million shares of the Company’s stock. Under the terms of the agreement, the counterparty purchased 1.1 million shares in the open market and is now holding the shares until such time as the Company pays the agreed upon average price of $57.87 per share and takes possession of these shares. There will be no additional shares purchased under this agreement. These shares are not considered outstanding for the basic and diluted earnings per share calculations, and total shareholders’ equity at March 31, 2010 has been reduced by $65 million representing the amount that will be paid by PPG to the counterparty upon settlement.

11. Earnings Per Common Share

The following table presents the earnings (loss) per common share calculations for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31
(Millions, except per share amounts)	2010	2009
Earnings (loss) per common share (attributable to PPG)
Net income (loss) (attributable to PPG)	$30	$(111)
Weighted average common shares outstanding	165.9	164.0
Earnings (loss) per common share (attributable to PPG)	$0.18	$(0.68)

Earnings (loss) per common share - assuming dilution (attributable to PPG)
Net income (loss) (attributable to PPG)	$30	$(111)
Weighted average common shares outstanding	165.9	164.0

Effect of dilutive securities:
Stock options	0.6	0.0
Other stock compensation plans	0.5	0.4

Potentially dilutive common shares	1.1	0.4

Adjusted weighted average common shares outstanding	167.0	164.4

Earnings (loss) per common share - assuming dilution (attributable to PPG)	$0.18	$(0.68)

Excluded from the computation of diluted earnings per share due to their antidilutive effect were 3.7 million and 7.1 million outstanding stock options for the three months ended March 31, 2010 and 2009, respectively.

12. Income Taxes

PPG recorded a one-time aftertax charge in the first quarter 2010 of $85 million, or 51 cents per share, as a result of a change in U.S. tax law included in the U.S. Patient Protection and Affordable Care Act enacted in March 2010. Under the prior tax law, the total amount paid for prescription drug costs for retirees over the age of 65 was tax deductible. Beginning in 2013, however, these costs will only be deductible to the extent they exceed the amount of the annual subsidy PPG receives from the U.S. government under Medicare Part D. As a result of this change, the company’s deferred tax asset, which reflects the future tax deductibility of these post retirement costs, had to be reduced. This resulted in a charge against earnings in the period that the change in the tax law was enacted, as required by the accounting guidance for income taxes.

While this charge will not have a cash impact in 2010, the $85 million represents the loss of future tax benefits beginning in 2013. The company estimates a negative cash impact of approximately $4 million in 2013, with the remainder realized over the many future years that these retiree prescription drug costs are expected to be paid.

The Company files federal, state and local income tax returns in numerous domestic and foreign jurisdictions. In most tax jurisdictions, returns are subject to examination by the relevant tax authorities for a number of years after the returns have been filed. The Company is no longer subject to examinations by tax authorities in any major tax jurisdiction for years before 2002. Additionally, the Internal Revenue Service (“IRS”) has completed its examination of the Company’s U.S. federal income tax returns filed for years through 2007. The IRS is currently conducting its examination of the Company’s U.S. federal income tax return for 2008. This examination is expected to be completed in the first quarter of 2011 and is not expected to result in a significant adjustment to the Company’s income tax expense.

13. Pensions and Other Postretirement Benefits

The net periodic benefit costs for the three months ended March 31, 2010 and 2009 were as follows:

	Pensions		Other Postretirement Benefits
	Three Months Ended March 31		Three Months Ended March 31
	2010	2009	2010	2009
	(Millions)
Service cost	$17	$17	$5	$6
Interest cost	64	61	15	17
Expected return on plan assets	(69)	(56)	—	—
Amortization of prior service cost	1	1	(1)	(3)
Amortization of actuarial losses	31	32	5	8

Net periodic pension cost	$44	$55	$24	$28

PPG does not have a mandatory contribution to make to its U.S. defined benefit pension plans in 2010; however, PPG expects to make voluntary contributions of approximately $150 million to these plans in 2010. PPG expects to make mandatory contributions to its non-U.S. plans in 2010 of approximately $90 million, of which approximately $20 million was made as of March 31, 2010.

14. Comprehensive Loss

Total comprehensive loss for the three months ended March 31, 2010 and 2009 was as follows:

	Three Months Ended March 31
	2010	2009
	(Millions)
Net income (loss) attributable to the controlling and noncontrolling interests	$59	$(91)

Other comprehensive loss, net of tax:
Pension and other postretirement benefits	27	(20)
Unrealized currency translation adjustment	(112)	(210)
Net change – derivatives (Note 17)	(9)	(22)

Other comprehensive loss, net of tax	(94)	(252)

Total comprehensive loss	(35)	(343)
Less: amounts attributable to noncontrolling interests:
Net income	(29)	(20)
Unrealized currency translation adjustment	2	3

Comprehensive loss attributable to PPG	$(62)	$(360)

15. Shareholders’ Equity

The following table presents the change in total shareholders’ equity for the three months ended March 31, 2010 and 2009, respectively.

(Millions)	Total PPG Shareholders’ Equity	Non-controlling Interests	Total

Balance, January 1, 2010	$3,753	$169	$3,922
Net income	30	29	59
Other comprehensive loss, net of tax	(92)	(2)	(94)
Cash dividends	(90)	—	(90)
Issuance of treasury stock	39	—	39
Stock-based compensation activity	(10)	—	(10)
Equity forward agreement (Note 10)	(38)	—	(38)
Other	—	1	1

Balance, March 31, 2010	$3,592	$197	$3,789

(Millions)	Total PPG Shareholders’ Equity	Non-controlling Interests	Total

Balance, January 1, 2009	$3,333	$156	$3,489
Net (loss) income	(111)	20	(91)
Other comprehensive loss, net of tax	(249)	(3)	(252)
Cash dividends	(87)	—	(87)
Issuance of treasury stock	17	—	17
Stock-based compensation activity	(14)	—	(14)
Equity forward agreement(1)	(59)	—	(59)

Balance, March 31, 2009	$2,830	$173	$3,003

(1)	In December of 2008, the Company entered into an agreement with a counterparty to repurchase 1.5 million shares of the Company’s stock. Under the terms of the agreement, the counterparty purchased the shares in the open market in January of 2009. These shares were not considered outstanding for basic and diluted earnings per share calculation, and total shareholders’ equity at March 31, 2009 was reduced by $59 million, representing the amount that was paid by PPG to the counterparty upon settlement in December of 2009.

16. Financial Instruments, Excluding Derivative Financial Instruments

Included in PPG’s financial instrument portfolio are cash and cash equivalents, cash held in escrow, marketable equity securities, company-owned life insurance and short- and long-term debt instruments. The fair values of these financial instruments approximated their carrying values at March 31, 2010 and December 31, 2009, in the aggregate, except for long-term debt.

Long-term debt (excluding capital lease obligations) had carrying and fair values totaling $3,023 million and $3,315 million, respectively, as of March 31, 2010. Long-term debt (excluding capital lease obligations) had carrying and fair values totaling $3,046 million and $3,313 million, respectively, as of December 31, 2009. The fair values of the debt instruments were based on discounted cash flows and interest rates then currently available to the Company for instruments of the same remaining maturities.

17. Derivative Financial Instruments and Hedge Activities

The Company recognizes all derivative financial instruments as either assets or liabilities at fair value on the balance sheet. The accounting for changes in the fair value of a derivative depends on the use of the instrument. To the extent that a derivative is effective as a cash flow hedge of an exposure to future changes in value, the change in fair value of the instrument is deferred in accumulated other comprehensive (loss) income (“AOCI”). Any portion considered to be ineffective is reported in earnings immediately, including changes in value related to credit risk. To the extent that a derivative is effective as a hedge of an exposure to future changes in fair value, the change in the derivative’s fair value is offset in the condensed consolidated statement of income by the change in fair value of the item being hedged. To the extent that a derivative or a financial instrument is effective as a hedge of a net investment in a foreign operation, the change in the derivative’s fair value is deferred as an unrealized currency translation adjustment in AOCI.

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

PPG enters into derivative financial instruments with high credit quality counterparties and diversifies its positions among such counterparties in order to reduce its exposure to credit losses. The Company did not realize a credit loss on derivatives during the three-month periods ended March 31, 2010 or 2009.

PPG centrally manages its foreign currency transaction risk to minimize the volatility in cash flows caused by currency fluctuations. Decisions on whether to use derivative financial instruments to hedge the net transaction exposures related to all regions of the world are made based on the amount of those exposures by currency and, in certain situations, an assessment of the near-term outlook for certain currencies. This net hedging strategy does not qualify for hedge accounting; therefore, the change in the fair value of these instruments is recorded in “Other charges” in the accompanying condensed consolidated statement of income in the period of change. As of March 31, 2010 and December 31, 2009, the fair value of these contracts were assets of $9 million and less than $0.5 million, respectively.

PPG designates forward currency contracts as hedges against the Company’s exposure to variability in exchange rates on short-term intercompany borrowings denominated in foreign currencies. To the extent effective, changes in the fair value of these instruments are deferred in AOCI and subsequently reclassified to “Other charges” in the accompanying condensed consolidated statement of income as foreign exchange gains and losses are recognized on the related intercompany borrowings. The portion of the change in fair value considered to be ineffective is recognized immediately in “Other charges” in the accompanying condensed consolidated statement of income. All amounts related to these instruments deferred in AOCI as of December 31, 2009 will be reclassified to earnings within the next twelve months. As of March 31, 2010 and December 31, 2009, the fair value of these instruments was a net liability of $3 million and $2 million, respectively.

PPG designates forward currency contracts as hedges against the Company’s exposure to future changes in fair value related to certain firm sales commitments denominated in foreign currencies. These contracts are designated as fair value hedges. As such, they are reported at fair value in the Company’s condensed consolidated balance sheet, with changes in the fair value of these contracts and that of the related firm sales commitments reported in net sales. As of March 31, 2010, these contracts converted $74 million to the South Korean won over the 27 month period ended June 30, 2012. As of December 31, 2009 these contracts converted $87 million to the South Korean won over the 18 month period ended June 30, 2011. As of March 31, 2010 and December 31, 2009, the fair value of the contracts was an asset of $0.1 million and a liability of $3 million, respectively.

PPG previously entered into ten U.S. dollar to euro cross currency swap contracts with a total notional amount of $1.3 billion, of which $600 million were to settle on March 15, 2013 and $700 million were to settle on March 15, 2018. One contract, with a notional amount of $140 million and a settlement date of March 15, 2018 was converted to cash during the first quarter of 2010. Accordingly, on settlement of the remaining outstanding contracts, PPG will receive $1.2 billion U.S. dollars and pay euros to the counterparties to the contracts. During the term of these contracts, PPG will receive semiannual payments in March and September of each year based on U.S. dollar, long-term fixed interest rates, and PPG will make annual payments in March of each year to the counterparties based on euro, long-term fixed interest rates. The Company has designated these swaps as hedges of its net investment in the acquired SigmaKalon businesses and, as a result, the mark to market fair value adjustments of the swaps have been and will be recorded as a component of AOCI, and the cash flow impact of these swaps has been and will be classified as investing activities in the condensed consolidated statement of cash flows. As of March 31, 2010 and December 31, 2009, the fair value of these contracts was a net liability of $171 million and $308 million, respectively.

As of March 31, 2010 and December 31, 2009, PPG designated €300 million euro-denominated borrowings as a hedge of a portion of PPG’s net investment in the Company’s European operations. Also, during 2010 and 2009, certain portions of PPG’s various other euro-denominated borrowings were designated as hedges of PPG’s investments in its European operations. As a result, the change in book value from adjusting these foreign denominated borrowings to current spot rates have been deferred in AOCI.

As of March 31, 2010 and December 31, 2009, the Company had accumulated pretax unrealized translation losses in AOCI of $82 million and $210 million, respectively, related to both the euro-denominated borrowings and the cross currency swaps that have been designated as hedges of net investments.

Deferrals in AOCI related to hedges of the Company’s net investments in European operations would be reclassified and recognized in earnings upon a substantial liquidation, sale or partial sale of such investments or upon impairment of all or a portion of such investments.

The Company manages its interest rate risk by balancing its exposure to fixed and variable rates while attempting to minimize its interest costs. Generally, the Company maintains variable interest rate debt at a level of approximately 25% to 50% of total borrowings. PPG principally manages its fixed and variable interest rate risk by retiring and issuing debt from time to time and through the use of interest rate swaps. As of March 31, 2010 and December 31, 2009, these swaps converted $450 million of fixed rate debt to variable rate debt. The swaps are designated as fair value hedges. As such, these swaps are carried at fair value. Changes in the fair value of these swaps and that of the related debt are recorded in “Interest expense” in the accompanying condensed consolidated statement of income. As of March 31, 2010 and December 31, 2009, the fair value of these contracts was an asset of $11 million and $10 million, respectively.

The Company entered into forward starting swaps in 2009 to effectively lock-in a fixed interest rate based on the ten year swap rate, to which will be added a corporate spread, related to future debt refinancings, with an anticipated term of ten years. All of the swap contracts are required to be settled in July 2012. As of March 31, 2010 and December 31, 2009, the notional amount of the swaps outstanding totaled $250 million. To the extent that the swaps are effective, changes in the fair values of the swap contracts are deferred in AOCI. The portion of the change in fair value considered to be ineffective is recognized immediately in “Other charges” in the accompanying condensed consolidated statement of income. Amounts deferred in AOCI will be reclassified to interest expense over the same period of time that interest expense is recognized on the future borrowings. As of March 31, 2010 and December 31, 2009, the fair value of these swaps was a net liability of $0.3 million and an asset of $3 million, respectively.

The Company uses derivative instruments to manage its exposure to fluctuating natural gas prices through the use of natural gas swap contracts. These instruments mature over the next 29 months. To the extent that these instruments are effective in hedging PPG’s exposure to price changes, changes in the fair values of the hedge contracts are deferred in AOCI and reclassified to “Cost of sales, exclusive of depreciation and amortization” as the natural gas is purchased. The amount of ineffectiveness is reported in “Other charges” in the accompanying condensed consolidated statement of income immediately. As of March 31, 2010 and December 31, 2009, the fair value of these contracts was a liability of $63 million and $50 million, respectively. Of the total pretax loss deferred in AOCI as of March 31, 2010, $40 million related to contracts that mature within the twelve-month period ending March 31, 2011.

PPG entered into a one-year renewable equity forward arrangement with a bank in order to mitigate the impact of changes in the fair value of 1,388,889 shares of PPG stock that is to be contributed to the asbestos settlement trust as discussed in Note 20, “Commitments and Contingent Liabilities.” This instrument, which has been renewed, is recorded at fair value as an asset or liability and changes in the fair value of this instrument are reflected in the “Asbestos settlement – net” caption of the accompanying condensed consolidated statement of income. The total principal amount payable for these shares is $62 million. PPG will pay to the bank interest based on the principal amount and the bank will pay to PPG an amount equal to the dividends paid on these shares during the period this instrument is outstanding. The difference between the principal amount and any amounts related to unpaid interest or dividends and the current market price for these shares, adjusted for credit risk, represents the fair value of the instrument as well as the amount that PPG would pay or receive if the bank chose to net settle the instrument. Alternatively, the bank may, at its option, require PPG to purchase the shares covered by the arrangement at the market price on the date of settlement. As of March 31, 2010 and December 31, 2009, the fair value of this contract was an asset of $29 million and $18 million, respectively.

No derivative instrument initially designated as a hedge instrument was undesignated or discontinued as a hedging instrument during three-month periods ended March 31, 2010 or 2009. Nor were any amounts deferred in AOCI reclassified to earnings during these periods related to hedges of anticipated transactions that were no longer expected to occur.

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

For the quarter ended March 31, 2010, other comprehensive income included a net pretax loss due to cash flow hedge derivatives of $16 million ($9 million, net of tax). This loss was comprised of realized losses of $26 million and unrealized losses of $42 million. The realized losses related to the settlement during the period of natural gas contracts, interest rate swaps owned by one of the Company’s investees accounted for under the equity method of accounting and foreign currency contracts. The unrealized losses related to the change in fair value of the natural gas and foreign currency contracts, the change in fair value on forward starting swaps and interest rate swaps owned by one of the Company’s investees accounted for under the equity method of accounting.

For the first quarter of 2009, other comprehensive income included a net pretax loss due to cash flow hedge derivatives of $36 million ($22 million, net of tax). This loss was comprised of realized losses of $33 million and unrealized losses of $69 million. The realized losses related to the settlement during the period of natural gas contracts, foreign currency contracts, and interest rate swaps owned by one of the Company’s investees accounted for under the equity method of accounting. The unrealized losses related to the changes in fair value of the natural gas and foreign currency contracts.

The following table provides details related to fair value, cash flow, net investment and economic hedges, by type of derivative and financial instrument. All dollar amounts are pretax and relate to the three months ended March 31, 2010.

(Millions)

Hedge Type	Gain (Loss) Deferred in OCI	Gain (Loss) Recognized
		Amount	Caption
Fair Value
Interest rate swaps (a)	Not applicable	$3	Interest expense
Foreign currency contracts (a)	Not applicable	—	Sales
Equity forward arrangements (a)	Not applicable	11	Asbestos - net

Total Fair Value		$14

Cash Flow
Natural gas swaps (a)	$(28)	$(15)	Cost of sales
Interest rate swaps of an equity method investee	(1)	(1)	Other earnings
Forward starting swaps (a)	(4)	—
Foreign currency contracts (a)	(9)	(10)	Other charges

Total Cash Flow	$(42)	$(26)

Net Investment
Cross currency swaps (b)	$100	$—
Foreign denominated debt	28	Not applicable

Total Net Investment	$128

Non-Hedge
Foreign currency contracts	Not applicable	$8	Other charges

Total Non-Hedge		$8

(a)	The ineffective portion related to each of these items was not significant, and in total was less than $2 million of expense.
(b)	In addition, the ineffective portion related to this item was $3 million of expense and is recorded in Other charges.

The following table provides details related to fair value, cash flow, net investment and economic hedges, by type of derivative and financial instrument. All dollar amounts are pretax and relate to the three months ended March 31, 2009.

(Millions)

Hedge Type	Gain (Loss) Deferred in OCI	Gain (Loss) Recognized
		Amount	Caption
Fair Value
Interest rate swaps	Not applicable	$1	Interest expense
Foreign currency contracts	Not applicable	(6)	Sales
Foreign currency contracts	Not applicable	(1)	Other charges
Equity forward arrangements	Not applicable	(7)	Asbestos - net

Total Fair Value		$(13)

Cash Flow (a)
Natural gas swaps	$(65)	$(30)	Cost of sales
Interest rate swaps of an equity method investee	—	—	Other earnings
Foreign currency contracts	(4)	(3)	Other charges

Total Cash Flow	$(69)	$(33)

Net Investment
Cross currency swaps	$12	$—	Other charges
Foreign denominated debt	28	Not applicable

Total Net Investment	$40

Non-Hedge
Foreign currency contracts	Not applicable	$—	Other charges

Total Non-Hedge		$—

(a)	The gain (loss) reported for the cash flow hedges represent the effective portion reflected in earnings. The ineffective portion related to these contracts rounded to less than $1 million for each type of instrument.

18. Cash Flow Information

Cash used for operating activities for the three months ended March 31, 2010 was $54 million versus $291 million for the comparable period of 2009. Cash used for operating activities in 2009 included the negative impact of cash contributions to our pension plans of approximately $176 million, while there were only $20 million of cash contributions to our pension plans in the first quarter of 2010. Additionally, higher earnings and a smaller increase in working capital in the first quarter of 2010 also contributed to the reduction in the amount of cash used for operations in the first quarter of 2010.

Cash payments for interest were $67 million and $70 million for the three months ended March 31, 2010 and 2009, respectively. Cash payments for income taxes for the three months ended March 31, 2010 and 2009 were $30 million.

19. Stock-Based Compensation

The Company’s stock-based compensation includes stock options, restricted stock units (“RSUs”) and grants of contingent shares that are earned based on achieving targeted levels of total shareholder return. All current grants of stock options, RSUs and contingent shares are made under the PPG Industries, Inc. Omnibus Incentive Plan (“PPG Omnibus Plan”). Shares available for future grants under the PPG Omnibus Plan were 4.1 million as of March 31, 2010.

Total stock-based compensation cost was $14 million and $7 million for the three months ended March 31, 2010 and 2009, respectively. The total income tax benefit recognized in the accompanying condensed consolidated statement of income related to the stock-based compensation was $5 million and $2 million for the three months ended March 31, 2010 and 2009, respectively.

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

In the first quarter of 2010, PPG granted 900,170 stock options under the PPG Omnibus Plan at a weighted average exercise price of $61.81 per share. The weighted average fair value of options granted was $13.36 per share. In the first quarter of 2009, PPG granted 926,380 stock options from the PPG Omnibus Plan, at a weighted average exercise price of $34.19 per share. The weighted average fair value of options granted was $6.79 per share.

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

The fair value of the first quarter 2010 grant was calculated with the following weighted average assumptions:

Risk free interest rate	3.1%
Expected life of option in years	6.5
Expected dividend yield	3.3%
Expected volatility	27.3%

Restricted Stock Units

Long-term incentive value is delivered to selected key management employees by granting RSUs, which have either time or performance-based vesting features. The fair value of an RSU is equal to the market value of a share of stock on the date of grant. Time-based RSUs vest over the three-year period following the date of grant, unless forfeited, and will be paid out in the form of stock, cash or a combination of both at the Company’s discretion at the end of the three-year vesting period. Performance-based RSUs vest based on achieving specific annual performance targets for earnings per share growth and cash flow return on capital over the three-year period following the date of grant. Unless forfeited, the performance-based RSUs will be paid out in the form of stock, cash or a combination of both at the Company’s discretion at the end of the three-year vesting period if PPG meets the performance targets. For awards granted in 2008 through 2010, the amount paid for performance-based awards may range from 0% to 180% of the original grant, based upon the frequency with which the earnings per share growth and cash flow return on capital performance targets are met over the three-year period. For the purposes of expense recognition, PPG has assumed that performance-based RSUs granted in 2008 will vest at the 150% level and those granted in 2009 and 2010 will vest at the 100% level. With respect to the 2008 grant, two of the four performance targets were met in 2008 and 2009. With respect to the 2009 grant, one of the two performance targets was met in 2009.

In the first quarter of 2010, PPG granted 357,902 RSUs at a weighted average fair value of $55.53 per share. In the first quarter of 2009, PPG granted 420,281 RSUs at a weighted average fair value of $28.06 per share.

Contingent Share Grants

The Company also provides grants of contingent shares to selected key executives that may be earned based on PPG total shareholder return over the three-year period following the date of grant. Contingent share grants (referred to as “TSR awards”) are made annually and are paid out at the end of each three-year period based on the Company’s performance. For awards granted in 2008 through 2010, performance is measured by determining the percentile rank of the total shareholder return of PPG common stock in relation to the total shareholder return of the S&P 500 for the three-year period following the date of grant. The payment of awards following the three-year award period will be based on performance achieved in accordance with the scale set forth in the plan agreement and may range from 0% to 220% of the initial grant. A payout of 100% is earned if the target performance is achieved. Contingent share awards for the 2008–2010 period earn dividend equivalents during the three-year award period based on the original number of contingent shares granted, which are credited to participants quarterly in the form of common stock equivalents. For the 2009-2011 and 2010-2012 periods, dividend equivalents for the award period will be paid to participants with the award payout at the end of the period based on the actual number of contingent shares that are earned. Any payments made at the end of the award period may be in the form of stock, cash or a combination of both. The TSR awards qualify as liability awards, and compensation expense is recognized over the three-year award period based on the fair value of the awards (giving consideration to the Company’s percentile rank of total shareholder return) remeasured in each reporting period until settlement of the awards.

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

The result of any future litigation of such lawsuits and claims is inherently unpredictable. However, management believes that, in the aggregate, the outcome of all lawsuits and claims involving PPG, including asbestos-related claims in the event the settlement described below does not become effective, will not have a material effect on PPG’s condensed consolidated financial position or liquidity; however, such outcome may be material to the results of operations of any particular period in which costs, if any, are recognized.

Antitrust Matters

Several complaints were filed in late 2007 and early 2008 in different federal courts naming PPG and other flat glass producers as defendants in purported antitrust class actions. The complaints allege that the defendants conspired to fix, raise, maintain and stabilize the price and the terms and conditions of sale of flat glass in the United States in violation of federal antitrust laws. In June 2008, these cases were consolidated into one federal court class action in Pittsburgh, Pa. Many allegations in the complaints are similar to those raised in ongoing proceedings by the European Commission in which fines were levied against other flat glass producers arising out of alleged antitrust violations. PPG is not involved in any of the proceedings in Europe. PPG divested its European flat glass business in 1998. A complaint containing allegations substantially similar to the U.S. litigation was filed in the Superior Court in Windsor, Ontario, Canada in August 2008 regarding the sale of flat glass in Canada. PPG is aware of no wrongdoing or conduct on its part in the operation of its flat glass business that violated any antitrust laws, and it intends to vigorously defend its position.

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

The Bankruptcy Court heard oral arguments on the contested items on November 17-18, 2004. At the conclusion of the hearing, the Bankruptcy Court agreed to consider certain post-hearing written submissions. In a further development, on February 2, 2005, the Bankruptcy Court established a briefing schedule to address whether certain aspects of a decision of the U.S. Third Circuit Court of Appeals in an unrelated case had any applicability to the second amended PC plan of reorganization. Oral arguments on these matters were subsequently held in March 2005. During an omnibus hearing on February 28, 2006, the Bankruptcy Court judge stated that she was prepared to rule on the PC plan of reorganization in the near future, provided certain amendments were made to the plan. Those amendments were filed, as directed, on March 17, 2006. After further conferences and supplemental briefings, in December 2006, the court denied confirmation of the second amended PC plan of reorganization, on the basis that the plan was too broad in the treatment of allegedly independent asbestos claims not associated with PC.

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

Several creditors and other interested parties filed objections to the disclosure statement. Those objections were overruled by the Bankruptcy Court by order dated July 6, 2009 approving the disclosure statement. The third amended PC plan of reorganization and disclosure statement were then sent to creditors, including asbestos claimants, for voting. The report of the voting agent, filed on February 18, 2010, reveals that all voting classes, including asbestos claimants, voted overwhelmingly in favor of the third amended PC plan of reorganization, which included the 2009 PPG Settlement Arrangement. In light of the favorable vote on the third amended PC plan of reorganization, the Bankruptcy Court will conduct a hearing regarding the fairness of the proposed plan, including whether (i) the plan would be fair with respect to present and future claimants, (ii) such claimants would be treated in substantially the same manner, and (iii) the protection provided to PPG and its participating insurers would be fair in view of the assets they would convey to the Trust to be established as part of the third amended PC plan of reorganization. At that hearing, creditors and parties in interest could raise objections to the third amended PC plan of reorganization. The hearing is now scheduled for June 2010. Following that hearing, the Bankruptcy Court, after considering objections to the third amended PC plan of reorganization, will enter a confirmation order if all requirements to confirm a plan of reorganization under the Bankruptcy Code have been satisfied. Such an order could be appealed to the U.S. District Court for the Western District of Pennsylvania. Assuming that the District Court approves a confirmation order, interested parties could appeal the order to the U.S. Third Circuit Court of Appeals and subsequently could seek review by the U.S. Supreme Court.

The 2009 PPG Settlement Arrangement will not become effective until the third amended PC plan of reorganization is finally approved by an appropriate court order that is no longer subject to appellate review, and PPG’s initial contributions will not be due until 30 business days thereafter (the “Funding Effective Date”).

Asbestos Claims Subject to Bankruptcy Court’s Channeling Injunction

If the third amended PC plan of reorganization is approved by the Bankruptcy Court and becomes effective, a channeling injunction will be entered under §524(g) of the Bankruptcy Code prohibiting present and future claimants from asserting asbestos claims against PC. With regard to PPG, the channeling injunction will prohibit present and future claimants from asserting claims against PPG that arise, in whole or in part, out of exposure to Unibestos, or any other asbestos or asbestos-containing products manufactured, sold and/or distributed by PC, or asbestos on or emanating from any PC premises. The injunction will also prohibit codefendants in these cases that are subject to the channeling injunction from asserting claims against PPG for contribution, indemnification or other recovery. The channeling injunction will also preclude the prosecution of claims against PPG arising from alleged exposure to asbestos or asbestos-containing products to the extent that a claimant is alleging or seeking to impose liability, directly or indirectly, for the conduct of, claims against or demands on PC by reason of PPG’s: (i) ownership of a financial interest in PC; (ii) involvement in the management of PC, or service as an officer, director or employee of PC or a related party; (iii) provision of insurance to PC or a related party; or (iv) involvement in a financial transaction affecting the financial condition of PC or a related party. The foregoing PC related claims are referred to as “PC Relationship Claims” and constitute, in PPG management’s opinion, the vast majority of the pending asbestos personal injury claims against PPG. All claims channeled to the Trust will be paid only from the assets of the Trust.

Asbestos Claims Retained by PPG

The channeling injunction provided for under the third amended PC plan of reorganization will not extend to any claim against PPG that arises out of exposure to any asbestos or asbestos-containing products manufactured, sold and/or distributed by PPG or its subsidiaries that is not a PC Relationship Claim, and in this respect differs from the channeling injunction contemplated by the second amended PC plan of reorganization filed in 2003. While management believes that the vast majority of the approximately 114,000 claims against PPG alleging personal injury from exposure to asbestos relate to products manufactured, distributed or sold by PC, the potential liability for any non-PC Relationship Claims will be retained by PPG. Because a determination of whether an asbestos claim is a non-PC Relationship Claim would typically not be known until shortly before trial and because the filing and prosecution of asbestos claims (other than certain premises claims) against PPG has been enjoined since April 2000, the actual number of non-PC Relationship Claims that may be pending at the expiration of the stay or the number of additional claims that may be filed against PPG in the future cannot be determined at this time. PPG does not expect the Bankruptcy Court to lift the stay until after confirmation or rejection of the third amended PC plan of reorganization. PPG intends to defend against all such claims vigorously and their ultimate resolution in the court system is expected to occur over a period of years.

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

PPG’s Funding Obligations

PPG has no obligation to pay any amounts under the third amended PC plan of reorganization until the Funding Effective Date. If the third amended PC plan of reorganization is approved, PPG and certain of its insurers will make the following contributions to the Trust. On the Funding Effective Date, PPG will relinquish any claim to its equity interest in PC, convey the stock it owns in Pittsburgh Corning Europe and transfer 1,388,889 shares of PPG’s common stock or cash equal to the fair value of such shares as defined in the 2009 PPG Settlement Arrangement. PPG will make aggregate cash payments to the Trust of approximately $825 million, payable according to a fixed payment schedule over a period ending in 2023. The first payment is due on the Funding Effective Date. PPG would have the right, in its sole discretion, to prepay these cash payments to the Trust at any time at a discount rate of 5.5% per annum as of the prepayment date. In addition, PPG will contribute to the Trust any net proceeds it recovers from claims against certain non-participating insurers that previously were participating insurers, and will use reasonable efforts to pursue such claims. PPG’s historical insurance carriers participating in the third amended PC plan of reorganization will also make cash payments to the Trust of approximately $1.6 billion between the Funding Effective Date and 2027. These payments could also be prepaid to the Trust at any time at a discount rate of 5.5% per annum as of the prepayment date. PPG will grant asbestos releases and indemnifications to all participating insurers, subject to amended coverage-in-place arrangements with certain insurers for remaining coverage of premises claims. PPG will grant certain participating insurers full policy releases on primary policies and full product liability releases on excess coverage policies. PPG will also grant certain other participating excess insurers credit against their product liability coverage limits.

PPG’s obligation under the 2009 PPG Settlement Arrangement at December 31, 2008 was $162 million less than the amount that would have been due under the 2002 PPG Settlement Arrangement. This reduction is attributable to a number of negotiated provisions in the 2009 PPG Settlement Arrangement, including the provisions relating to the channeling injunction under which PPG retains liability for any non-PC Relationship Claims. PPG will retain such amount as a reserve for asbestos-related claims that will not be channeled to the Trust, as this amount represents PPG’s best estimate of its liability for these claims. PPG does not have sufficient current claim information or settlement history on which to base a better estimate of this liability, in light of the fact that the Bankruptcy Court’s stay has been in effect since 2000. As a result, PPG’s reserve at March 31, 2010 and December 31, 2009 for asbestos-related claims that will not be channeled to the Trust is $162 million. In addition, under the 2009 PPG Settlement Arrangement, PPG will retain for its own account rights to recover proceeds from certain historical insurance assets, including policies issued by certain insurance carriers that never were participating insurers. Rights to recover these proceeds would have been assigned to the Trust by PPG under the 2002 PPG Settlement Arrangement.

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

Of the total obligation of $785 million under the 2009 PPG Settlement Arrangement at March 31, 2010, $544 million is reported as a current liability and the present value of the payments due in the years 2011 to 2023 totaling $241 million is reported as a non-current liability in the accompanying condensed consolidated balance sheet as of March 31, 2010. The future accretion of the noncurrent portion of the liability will total $147 million and be reported as expense in the condensed consolidated statement of income over the period through 2023, as follows (in millions):

Remainder of 2010	$11
2011	14
2012	14
2013 – 2023	108

Total	$147

The following table summarizes the impact on PPG’s financial statements for the three months ended March 31, 2010 and 2009, respectively, resulting from the 2009 PPG Settlement Arrangement including the change in fair value of the stock to be transferred to the Trust and the equity forward instrument (see Note 17, “Derivative Financial Instruments and Hedge Activities”) and the increase in the net present value of the future payments to be made to the Trust.

	Three Months Ended March 31
Increase (decrease) in expense:	2010	2009
	(Millions)
Change in fair value:
PPG stock	$11	$(7)
Equity forward instrument	(11)	7
Accretion of asbestos liability	3	4

Asbestos settlement – net expense	$3	$4

The fair value of the equity forward instrument is included as an Other current asset as of March 31, 2010 and December 31, 2009 in the accompanying condensed consolidated balance sheet. Payments under the fixed payment schedule require annual payments that are due each June. The current portion of the asbestos settlement liability included in the accompanying condensed consolidated balance sheet as of March 31, 2010, consists of all such payments required through June 2010, the fair value of PPG’s common stock and the value of PPG’s investment in Pittsburgh Corning Europe. The amount due June 30, 2011 of $9 million and the net present value of the remaining payments is included in the long-term asbestos settlement liability in the accompanying condensed consolidated balance sheet as of March 31, 2010.

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

As of March 31, 2010 and December 31, 2009, PPG had reserves for environmental contingencies totaling $286 million and $287 million, respectively, of which $59 million was classified as current liabilities. The reserve at March 31, 2010 included $184 million for environmental contingencies associated with PPG’s former chromium manufacturing plant in Jersey City, N.J. (“Jersey City”), $49 million for environmental contingencies associated with the Calcasieu River estuary and three operating plant sites in PPG’s chemicals business, $53 million for other environmental contingencies, including PPG’s estimated obligations related to sites on the National Priority List. The reserve at December 31, 2009 included $188 million for environmental contingencies associated with the former chromium manufacturing plant in Jersey City, $44 million for environmental contingencies associated with the Calcasieu River estuary and three operating plant sites in PPG’s chemical business and $55 million for other environmental contingencies, including National Priority List sites. Pretax charges against income for environmental remediation costs totaled $7 million and $2 million for the three months ended March 31, 2010 and 2009, respectively, and are included in “Other charges” in the accompanying condensed consolidated statement of income. Cash outlays related to such environmental remediation aggregated $7 million and $5 million for the three months ended March 31, 2010 and 2009, respectively. The impact of foreign currency translation decreased the liability by $1 million in the first quarter of 2010.

The Company’s continuing efforts to analyze and assess the environmental issues associated with a former chromium manufacturing plant site located in Jersey City and at the Calcasieu River Estuary located near the Lake Charles, La., chlor-alkali plant resulted in a pre-tax charge of $173 million in the third quarter of 2006 for the estimated costs of remediating these sites. These charges for estimated environmental remediation costs in 2006 were significantly higher than PPG’s historical range. Excluding 2006, pretax charges against income have ranged between $10 million and $49 million per year for the past 15 years. PPG anticipates that charges against income in 2010 for environmental remediation costs will be within this historical range.

Management expects cash outlays for environmental remediation costs to be approximately $60 million in 2010 and to range from $50 million to $70 million annually through 2014. It is possible that technological, regulatory and enforcement developments, the results of environmental studies and other factors could alter the Company’s expectations with respect to charges against income and future cash outlays. Specifically, the level of expected cash outlays is highly dependent upon activity related to the former chromium manufacturing plant site in New Jersey as discussed below.

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

As a result of the extensive analysis undertaken in connection with the preparation and submission of the feasibility study work plan for the former chromium manufacturing location described above, the Company recorded a pretax charge of $165 million in the third quarter of 2006. The charge included estimated costs for remediation at the 14 remaining ACO sites, including the former manufacturing site, and for the resolution of litigation filed by NJDEP in May 2005 as discussed below. The principal estimated cost elements of the third quarter 2006 charge and of the remaining reserve at March 31, 2010 were based on competitively derived or readily available remediation industry cost data for representative remedial options, e.g., excavation and in situ stabilization/solidification. The major cost components are (i) in place soil treatment and transportation and disposal of excavated soil and (ii) construction services (related to soil excavation, groundwater management and site security), which account for approximately 50% and 30% of the reserve, respectively, as of March 31, 2010. The reserve also includes estimated costs for remedial investigation, interim remedial measures, engineering and project management. The most significant assumptions underlying the reserve are those related to the extent and concentration of chromium impacts in the soil, as these will determine the quantity of soil that must be treated in place, the quantity that will have to be excavated and transported for offsite disposal, and the nature of disposal required. The charges are exclusive of any third party indemnification, as management does not expect to receive any such amounts.

In May 2005, the NJDEP filed a complaint against PPG and two other former chromium producers seeking to hold the parties responsible for a further 53 sites where the source of chromium contamination is not known and to recover costs incurred by the agency in connection with its response activities at certain of those sites. During the third quarter of 2008, the parties reached an agreement in principle on all claims relating to these 53 sites (the “Orphan Sites Settlement”). Under the terms of the proposed Orphan Sites Settlement, PPG would, among other things, accept responsibility for remediation of 6 of the 53 sites, one half of the cost for remediating 9 sites where chrome ore processing residue was used as fill in connection with the installation or repair of sewer pipes owned by the City, reimburse the NJDEP for a portion of past costs in the amount of $5 million and be responsible for the NJDEP’s oversight costs associated with the sites for which PPG is wholly or partially responsible. The proposed Orphan Sites Settlement would not affect PPG’s responsibilities for the 14 remaining unremediated sites covered by PPG’s ACO. However, a settlement agreement among PPG, NJDEP and Jersey City has been reached and memorialized in the form of a Judicial Consent Order (the “JCO”) that was entered by the Court on June 26, 2009. PPG’s remedial obligations under the ACO with NJDEP have been incorporated into the JCO. Pursuant to the JCO, a new process has been established for the review of the technical reports PPG must submit for the investigation and remedy selection for the 14 ACO sites and the 6 sites for which PPG has accepted sole responsibility under the terms of the proposed Orphan Sites Settlement (i.e., 20 PPG Sites). The JCO also provides for the appointment of a court-approved Site Administrator who will be responsible for establishing a master schedule for the remediation of the 20 PPG sites. The JCO establishes a goal, based on currently applicable remedial provisions, to remediate soils and sources of contamination at the PPG sites as expeditiously as possible with a five year goal for completion in accordance with a master schedule to be developed by the Site Administrator. On July 6, 2009, former United States Environmental Protection Agency Deputy Administrator, Michael McCabe, was appointed as Site Administrator under the JCO. The JCO also resolves reparation claims by the City of Jersey City with the payment of $1.5 million over a 5 year time period. The JCO does not otherwise affect PPG’s responsibility for the remediation of the 14 ACO sites. PPG’s estimated costs under the proposed Orphan Sites Settlement and the JCO are included in the March 31, 2010 reserve for New Jersey chrome environmental remediation matters.

Multiple future events, including completion of feasibility studies, remedy selection, remedy design and remedy implementation involving governmental agency action or approvals will be required, and considerable uncertainty exists regarding the timing of these future events for the remaining 14 sites covered by the ACO and the six orphan sites for which PPG has accepted responsibility under the terms of a proposed Orphan Sites Settlement. Final resolution of these events is expected to occur over an extended period of time. However, based on current information, it is expected that feasibility study approval and remedy selection could occur during 2010 to 2011 for the former chromium plant and six adjacent sites, while remedy design and approval could occur during 2010 to 2011, and remedy implementation could occur during 2012 to 2014, with some period of longterm monitoring for remedy effectiveness to follow related to these seven sites. One other site is expected to be remediated during 2010 to 2011. Activities at the six other ACO sites and the six orphan sites have not yet begun and the timing of future events related to these sites cannot be predicted at this time. As these events occur and to the extent that the cost estimates of the environmental remediation remedies change, the existing reserve for this environmental remediation will be adjusted. Based on current information, PPG expects cash outlays related to remediation efforts in New Jersey to range from $30 million to $40 million in 2010 and $30 million to $50 million annually from 2011 through 2014.

In Lake Charles, the U.S. Environmental Protection Agency (“USEPA”) completed an investigation of contamination levels in the Calcasieu River Estuary and issued a Final Remedial Investigation Report in September 2003, which incorporates the Human Health and Ecological Risk Assessments, indicating that elevated levels of risk exist in the estuary. PPG and other potentially responsible parties are performing a feasibility study under the authority of the Louisiana Department of Environmental Quality (“LDEQ”). PPG’s exposure with respect to the Calcasieu Estuary is focused on the lower few miles of Bayou d’Inde, a small tributary to the Calcasieu Estuary near PPG’s Lake Charles facility, and about 150 to 200 acres of adjacent marshes. The Company and three other potentially responsible parties submitted a draft remediation feasibility study report to the LDEQ in October 2006. The proposed remedial alternatives include sediment dredging, sediment capping, and biomonitoring of fish and shellfish. Principal contaminants of concern which may require remediation include various metals, dioxins and furans, and polychlorinated biphenyls. In response to agency comments on the draft study, the companies conducted additional investigations and submitted a revised feasibility report to the agencies in the third quarter of 2008. Government officials have indicated that a U.S. Army Corps of Engineers’ study has concluded that the proposed remedy will not adversely affect drainage in communities adjacent to Bayou d’Inde. In response to the feasibility study, LDEQ issued a draft decision document for the Bayou d’Inde area in February 2010. The decision document includes LDEQ’s selection of remedial alternatives for the Bayou d’Inde area and are in accordance with those recommended in the feasibility study. LDEQ held a public hearing on March 23, 2010 and is in the process of evaluating the public comments received as part of the finalization of its decision document which is expected later this year.

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

In addition to the amounts currently reserved for environmental remediation, the Company may be subject to loss contingencies related to environmental matters estimated to be as much as $200 million to $300 million, which range is unchanged since December 31, 2009. Such unreserved losses are reasonably possible but are not currently considered to be probable of occurrence. This range of reasonably possible unreserved loss relates to environmental matters at a number of sites; however, about 50% of this range relates to additional costs at the former chromium manufacturing plant site and related sites in Jersey City, N.J., and about 30% relates to the Calcasieu River Estuary and the three operating PPG plant sites in the Company’s chemicals businesses. The loss contingencies related to these sites include significant unresolved issues such as the nature and extent of contamination at these sites and the methods that may have to be employed to remediate them.

The status of the remediation activity at the sites in New Jersey and at the Calcasieu River Estuary in Louisiana and the factors that could result in the need for additional environmental remediation reserves at those sites are described above. Initial remedial actions are occurring at the three operating plant sites in the chemicals businesses. These three operating plant sites are in Barberton, Ohio, Lake Charles, La., and Natrium, W.Va. At Barberton, PPG has completed a Facility Investigation and Corrective Measure Study (“CMS”) under USEPA’s Resource Conservation and Recycling Act (“RCRA”) Corrective Action Program. Currently, PPG

is implementing the remediation alternatives recommended in the CMS using a performance-based approach with USEPA Region V oversight. However, USEPA Region V is transferring its oversight authority to the Ohio Environmental Protection Agency (OEPA). The OEPA has issued a draft Corrective Action Permit for Barberton which details the remedial steps to be taken at the facility. The OEPA has largely accepted the remedial recommendations of PPG. Finalization of the permit is expected later this year and will complete the transfer of remedial authority from USEPA to OEPA. Similarly, the Company has completed a Facility Investigation and CMS for the Lake Charles facility under the oversight of the LDEQ. The LDEQ has accepted the proposed remedial alternatives which are expected to be incorporated into the facility’s RCRA operating permit during 2010. Planning for or implementation of these proposed alternatives is in progress. At Natrium, a facility investigation has been completed and initial interim remedial measures have been implemented to mitigate soil impacts. There is additional investigation of groundwater contamination ongoing which may indicate the need for further remedial actions to address specific areas of the facility.

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

PPG is a defendant in a matter in the California State Court in San Francisco in which plaintiffs claim that PPG and other defendants manufactured a defective product, the dry cleaning solvent perchloroethylene (“PCE”), and failed to provide adequate warnings regarding the environmental risks associated with the use of PCE. The plaintiffs claim the defendants are responsible for remediation of soil and groundwater contamination at numerous dry cleaner sites in Modesto, California. In 2006, a Phase 1 trial was conducted as to four sites. The jury returned a verdict in the amount of $3.1 million against PPG, The Dow Chemical Company, Vulcan, Oxy, and R.R. Street. The verdict was not apportioned. Subsequent to the Phase 1 verdict, Vulcan and Oxy settled. In 2008, trial commenced on 18 Phase 2 Sites. Prior to submission of the case to the jury, the Court granted non-suit motions filed by all the defendants that limited PPG’s potential liability to one of the 18 sites. The damages sought at this one site totaled $27 million. A jury verdict in the amount of $18 million was returned against PPG and The Dow Chemical Company on May 18, 2009. The verdict was not apportioned. The jury was not able to reach a verdict on the statute of limitations issue on the site in question. PPG and Dow appealed the trial court’s refusal to decide the statute of limitations issue and to set the issue for retrial. In July 2009, the Superior Court ordered the trial court to decide the issue without re-trial. On August 24, 2009, the trial court issued an opinion finding that the City’s claims were barred by the statute of limitations. The effect of the ruling is to nullify the jury’s Phase 2 damage award. In October 2009, the trial court held a non-jury trial of the Redevelopment Authority’s damage claims under the “Polanco Act” for certain remediation and investigative costs incurred to date. On March 26, 2010, the court issued a Tentative Decision finding that none of the Defendants are liable under the Polanco Act. The Redevelopment Authority’s claims under this California statute related to four sites and totaled approximately $1 million. After the court considers any objections to the Decision, it will enter a final decision. The court will then combine the Phase 1 and Phase 2 verdicts and decide what amount of prior settlements will be applied to the final verdict. The allocation of prior settlements will be the subject of briefing and a court decision prior to the entry of a final judgment. It is likely that the parties will appeal the court’s decision.

The Company accrues for product warranties at the time the products are sold based on historical claims experience. As of March 31, 2010 and December 31, 2009, the reserve for product warranties was $8 million. Pretax charges against income for product warranties and the related cash outlays were not material for the three months ended March 31, 2010 and 2009.

The Company had outstanding letters of credit and surety bonds of $160 million and guarantees of $73 million as of March 31, 2010. The Company does not believe any loss related to such guarantees is likely.

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

Reportable segment net sales and segment income (loss) for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended March 31
	2010	2009
	(Millions)
Net sales:
Performance Coatings	$965	$928
Industrial Coatings	893	644
Architectural Coatings - EMEA	436	409
Optical and Specialty Materials	284	245
Commodity Chemicals	328	361
Glass	220	196

Total (a)	$3,126	$2,783

Segment income (loss):
Performance Coatings	$127	$89
Industrial Coatings	101	(16)
Architectural Coatings - EMEA	11	3
Optical and Specialty Materials	82	60
Commodity Chemicals	3	83
Glass	(3)	(27)

Total	321	192

Legacy items (b)	(18)	(25)
Business restructuring (Note 6)	—	(186)
Asbestos settlement–net	(3)	(4)
Interest expense, net of interest income	(37)	(42)
Unallocated stock based compensation (Note 19)	(14)	(7)
Other unallocated corporate expense – net	(43)	(39)

Income (loss) before income taxes	$206	$(111)

(a)	Intersegment net sales for the three months ended March 31, 2010 and 2009 were not material.
(b)	Legacy items include current costs related to former operations of the Company, including pension and other postretirement benefit costs, certain environmental remediation costs and certain charges for legal and other matters. Legacy items also include the equity earnings/(loss) from PPG’s approximately 40 percent investment in Pittsburgh Glass Works (former automotive glass and services business). These legacy items are excluded from the segment income (loss) that is used to evaluate the performance of the operating segments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Performance in First Quarter of 2010 Compared to First Quarter of 2009

Performance Overview

Sales increased 12% in the first quarter of 2010 to $3,126 million compared to $2,783 million for the first quarter of 2009. Higher volumes accounted for an increase of 12% and the positive effect of foreign currency translation accounted for an increase of 5%. Lower selling prices, primarily in the Commodity Chemicals segment reduced sales by 5%.

Cost of sales, exclusive of depreciation and amortization, increased by $226 million for the first quarter of 2010 to $1,944 million compared to $1,718 million for the first quarter of 2009. Cost of sales as a percentage of sales was 62.2% for the first quarter of 2010 compared to 61.7% for the first quarter of 2009. This increase was the result of the decline in pricing in Commodity Chemicals. Excluding this negative impact on price there was margin improvement in all other reportable segments.

Selling, general and administrative expenses increased by $11 million in the first quarter of 2010 compared to the first quarter of 2009 due to higher sales volumes and the impact of foreign currency translation. However, these expenses declined as a percent of sales to 23.3% in the first quarter of 2010 compared to 25.7% in the first quarter of 2009 driven by our cost reduction measures.

Interest expense declined from $48 million to $45 million in the first quarter of 2010, reflective of the lower debt balances.

The business restructuring charge of $186 million in the first quarter of 2009 represents costs under a restructuring plan focused on further reducing PPG’s global cost structure. The actions included in the restructuring plan are expected to deliver annual pretax cost savings of approximately $250 million when completed.

Other charges increased to $20 million in the first quarter of 2010 as compared to $17 million in the first quarter of 2009, due to slightly higher environmental expense in 2010. Other earnings increased to $36 million in the first quarter of 2010 as compared to $7 million for the first quarter of 2009. This increase was due to higher equity and royalty earnings.

Income tax expense for the quarter ended March 31, 2010 includes expense of $85 million resulting from the reduction of our previously provided deferred tax asset related to our liability for retiree medical costs. The deferred tax asset was reduced due to tax law changes in health care legislation enacted by Congress in March 2010 that included a provision to reduce the amount of retiree medical costs that will be deductible after December 31, 2012. The remaining tax expense for the quarter ended March 31, 2010 of $62 million represents an effective tax rate on pretax earnings of approximately 30 percent.

The effective tax rate on pretax earnings for the three months ended March 31, 2009 was 18 percent, consisting of a tax benefit of 24 percent on the charge for business restructuring and tax expense of approximately 33 percent on the remaining pretax earnings.

Net income (loss) (attributable to PPG) and earnings (loss) per share – assuming dilution (attributable to PPG) are summarized below:

(Millions, except per share amounts)
Three Months ended March 31, 2010	Net Income
	$	EPS
Net income (attributable to PPG)	$30	$0.18
Net income (attributable to PPG) includes:
Charge related to change in U.S. tax law (U.S. Patient Protection and Affordable Care Act)	85	0.51
Charge related to asbestos settlement(1)	2	0.01

(Millions, except per share amounts)
Three Months ended March 31, 2009	Net Loss
	$	EPS
Net loss (attributable to PPG)	$(111)	$(0.68)
Net loss (attributable to PPG) includes:
Business restructuring	141	0.86
Charge related to asbestos settlement(1)	2	0.01

(1)	Net increase in the current value of the Company’s obligation under the proposed asbestos settlement.

Performance of Reportable Business Segments

Performance Coatings sales increased 4% to $965 million for the first quarter of 2010 compared to $928 million for the first quarter of 2009. Sales increased 6% as a result of favorable foreign currency and 2% due to increased selling prices. Sales decreased 4% due to lower sales volumes, particularly in the architectural coatings – Americas and Asia/Pacific business and the protective and marine business. The volume decline in architectural coatings was mainly in the U.S., while the decline in protective and marine was mainly in Europe. Volume increased in automotive refinish in the first quarter. Segment income was $127 million for the first quarter of 2010 compared to $89 million for the first quarter of 2009. The positive impacts of lower overhead and manufacturing costs, higher selling prices and the positive impact of foreign currency increased segment income and were partially offset by the impact of lower volume and the effects of inflation.

Industrial Coatings sales increased 39% to $893 million for the first quarter of 2010 compared to $644 million for the first quarter of 2009. Sales increased 31% due primarily to higher sales volumes, in all businesses and regions. Sales also increased 8% due to the positive impact of foreign currency translation. Segment income was $101 million for the first quarter of 2010 compared to a segment loss of $16 million for the same quarter in 2009. Factors increasing segment income were improved sales volumes, lower manufacturing and overhead costs and the impact of currency.

Architectural Coatings - EMEA (Europe, Middle East and Africa) sales increased 7% to $436 million for the first quarter of 2010 compared to $409 million for the first quarter of 2009. Sales increased largely due to the positive impact of foreign currency translation. The increases realized as a result of increased selling prices and the positive impact of acquisitions offset the negative impact of lower volumes. Segment income was $11 million for the first quarter of 2010 compared to $3 million for the same quarter in 2009. The increase in segment income was the result of selling prices and lower overhead costs. These improvements were partially offset by the impact of lower volumes.

Optical and Specialty Materials sales increased 16% to $284 million for the first quarter of 2010 compared to $245 million for the first quarter of 2009. Sales increased 13% due to volume growth in both the optical products and silicas businesses. Sales also increased 3% due to the positive impact of foreign currency translation. Segment income was $82 million for the first quarter of 2010 compared to $60 million for the same quarter in 2009. The increase in segment income was primarily the result of higher sales volumes and lower manufacturing costs.

Commodity Chemicals sales decreased 9% to $328 million for the first quarter of 2010 compared to $361 million for the first quarter of 2009. Sales declined due to lower selling prices, which were partially offset by improved volumes. Segment income was $3 million for the first quarter of 2010 compared to $83 million for the same quarter in 2009. Segment income decreased in large part due to lower selling prices and higher input costs, the impact of which was only partially offset by higher sales volumes and lower manufacturing costs.

Glass sales increased $24 million to $220 million for the first quarter of 2010 compared to $196 million for the first quarter of 2009. The sales improvement is largely due to improved fiber glass volumes and foreign currency, which were partially offset by lower pricing, including reduced energy surcharges. Segment loss was $3 million for the first quarter of 2010 compared to a segment loss of $27 million for the same quarter in 2009. The reduction in the segment loss was due to reduced manufacturing and energy costs and higher equity earnings and royalty income, which offset the effects of the lower selling prices.

Liquidity and Capital Resources

Cash used for operating activities for the three months ended March 31, 2010 was $54 million versus cash used for operations of $291 million for the comparable period of 2009. This decrease in cash used for operating activities in 2010 is primarily due to higher earnings for the three months ended March 31, 2010 and lower cash contributions to PPG pension plans. PPG made $20 million of 2010 cash pension contributions while pension contributions in the first three months of 2009 totaled $176 million. Cash from operations and the Company’s debt capacity are expected to continue to be sufficient to fund operating activities, capital spending, including acquisitions, dividend payments, debt service, amounts due under the proposed asbestos settlement, share repurchases, and contributions to pension plans.

The ratio of total debt, including capital leases, to total debt and equity was 47% at March 31, 2010 and December 31, 2009.

We do not have a mandatory contribution to make to our U.S. defined benefit pension plans in 2010; however, we expect to make voluntary contributions to these plans in 2010 totaling approximately $150 million. We expect to make mandatory contributions to our non-U.S. plans in 2010 of approximately $90 million, of which $20 million was made by March 31, 2010.

In October 2009, the Company entered into an agreement with a counterparty to repurchase 1.2 million shares of the Company’s stock. As of March 31, 2010, the counterparty has purchased approximately one million shares at a weighted average price of $57.87 per share. There will be no additional shares purchased under this agreement. These shares are not considered outstanding for basic and diluted earnings per share calculations and total shareholders’ equity has been reduced by approximately $65 million at March 31, 2010, representing the amount that will be paid by PPG to the counterparty upon settlement.

PPG recorded a one-time aftertax charge in the first quarter 2010 of $85 million, or 51 cents per share, as a result of a change in U.S. tax law included in the U.S. Patient Protection and Affordable Care Act enacted in March 2010. Under the prior tax law, the total amount paid for prescription drug costs for retirees over the age of 65 was tax deductible. Beginning in 2013, however, these costs will only be deductible to the extent they exceed the amount of the annual subsidy PPG receives from the U.S. government under Medicare Part D. As a result of this change, the company’s deferred tax asset, which reflects the future tax deductibility of these post retirement costs, had to be reduced. This resulted in a charge against earnings in the period that the change in the tax law was enacted, as required by the accounting guidance for income taxes.

While this charge will not have a cash impact in 2010, the $85 million represents the loss of future tax benefits beginning in 2013. The company estimates a negative cash impact of approximately $4 million aftertax in 2013, with the remainder realized over the many future years that these retiree prescription drug costs are expected to be paid.

PPG is evaluating this complex legislation and the impacts it will have on the company in addition to the increased tax cost associated with this change in U.S. tax law. The Company will also consider potential actions it could take to ensure that the company’s health care costs do not increase as a result of this legislation.

Currency

From December 31, 2009 to March 31, 2010, the U.S. dollar strengthened against many European currencies, most notably the euro and the British pound sterling. As a result, the effects of translating the net assets of PPG’s operations denominated in non-U.S. currencies to the U.S. dollar and the accounting for hedges of net investments in European operations and for certain foreign denominated financial instruments decreased consolidated net assets at March 31, 2010 by $110 million, compared to December 31, 2009. Comparing exchange rates during the first quarter of 2010 to those of the first quarter of 2009, in the countries in which PPG operates, the U.S. dollar was generally weaker, which had a favorable impact on March 31, 2010 pretax earnings of $16 million from the translation of these foreign earnings into U.S. dollars.

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

As of March 31, 2010 and December 31, 2009, PPG had reserves for environmental contingencies totaling $286 million and $287 million, respectively, of which $59 million was classified as current liabilities. Pretax charges against income for environmental remediation costs totaled $7 million and $2 million, respectively, for the three months ended March 31, 2010 and 2009, respectively, and are included in “Other charges” in the accompanying condensed consolidated statement of income. Cash outlays related to such environmental remediation aggregated $7 million and $5 million, respectively, for the three months ended March 31, 2010 and 2009, respectively. The impact of foreign currency decreased the liability by $1 million in the first three months of 2010.

In addition to the amounts currently reserved for environmental remediation, the Company may be subject to loss contingencies related to environmental matters estimated to be as much as $200 million to $300 million, which range is unchanged since December 31, 2009. Such unreserved losses are reasonably possible but are not currently considered to be probable of occurrence. This range of reasonably possible unreserved loss relates to environmental matters at a number of sites; however, about 50% of this range relates to additional costs at the former chromium manufacturing plant site and related sites in Jersey City, N.J., and about 30% relates to the Calcasieu River Estuary and the three operating PPG plant sites in the Company’s chemicals businesses. The loss contingencies related to these sites include significant unresolved issues such as the nature and extent of contamination at these sites and the methods that may have to be employed to remediate them.

Management expects cash outlays for environmental remediation costs to be approximately $60 million in 2010 and to range from $50 million to $70 million annually through 2014. It is possible that technological, regulatory and enforcement developments, the results of environmental studies and other factors could alter the Company’s expectations with respect to charges against income and future cash outlays. Specifically, the level of expected cash outlays is highly dependent upon activity related to the former chromium manufacturing plant site in New Jersey as discussed above.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. Management’s Discussion and Analysis and other sections of this Quarterly Report contain forward-looking statements that reflect the Company’s current views with respect to future events and financial performance.

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

Many factors could cause actual results to differ materially from the Company’s forward-looking statements. Such factors include global economic conditions, increasing price and product competition by foreign and domestic competitors, fluctuations in cost and availability of raw materials, the ability to maintain favorable supplier relationships and arrangements, the realization of anticipated cost savings from restructuring initiatives, difficulties in integrating acquired businesses and achieving expected synergies therefrom, economic and political conditions in international markets, the ability to penetrate existing, developing and emerging foreign and domestic markets, foreign exchange rates and fluctuations in such rates, the impact of future legislation, the impact of environmental regulations, unexpected business disruptions and the unpredictability of existing and possible future litigation, including litigation that could result if the proposed asbestos settlement does not become effective. However, it is not possible to predict or identify all such factors. Consequently, while the list of factors presented here and in the Company’s Form 10-K for the year ended December 31, 2009 under the caption “Item 1A Risk Factors” are considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements.

Consequences of material differences in the results compared with those anticipated in the forward-looking statements could include, among other things, business disruption, operational problems, financial loss, legal liability to third parties, other factors set forth in “Item 1A Risk Factors” of the Company’s Form 10-K for the year ended December 31, 2009 and similar risks, any of which could have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in the Company’s exposure to market risk from December 31, 2009.

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

There were no material changes in the Company’s risk factors from the risks disclosed in the Company’s Form 10-K for the year ended December 31, 2009.

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

Under the PPG Deferred Compensation Plan for Directors, each director may elect to defer the receipt of all or any portion of the compensation paid to such director for serving as a PPG director. All deferred payments are held in the form of common stock equivalents. Payments out of the deferred accounts are made in the form of common stock of the Company (and cash as to any fractional common stock equivalent). In the first quarter of 2010, the directors, as a group, were credited with 9,070 common stock equivalents under this plan. The value of each common stock equivalent, when credited, ranged from $60.36 to $64.16.

Issuer Purchases of Equity Securities

The following table summarizes the Company’s stock repurchase activity for the three months ended March 31, 2010:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Programs
January 2010
Repurchase program	—	—	—	7,350,009
Other transactions (2)	—	—	—	—
February 2010
Repurchase program	—	—	—	7,350,009
Other transactions (2)	105,965	$61.66	—	—
March 2010
Repurchase program	—	—	—	7,350,009
Other transactions (2)	—	—	—	—

Total quarter ended March 31, 2010
Repurchase program	—	—	—	7,350,009	(3)

Other transactions (2)	105,965	$61.66	—	—

(1)	Shares may be repurchased under a 10 million share repurchase program approved by PPG’s Board of Directors in October 2005 as well as an additional 5 million share repurchase program approved in December 2009. These programs do not have an expiration date.
(2)	Includes shares withheld or certified to in satisfaction of the exercise price and/or tax withholding obligation by holders of employee stock options who exercised options granted under the Company’s equity compensation plans.
(3)	Amount has not been reduced to reflect the impact of an agreement with a counterparty to repurchase 1,200,000 shares of PPG stock. Under the terms of this agreement, the counterparty purchased 1,111,300 shares in the open market and is now holding the shares until such time as the Company pays the agreed upon average price of $57.87 per share and takes possession of these shares. There will be no additional shares purchased under this agreement.

Item 6.	Exhibits

See the Index to Exhibits on Page 46.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PPG INDUSTRIES, INC.
(Registrant)

Date: April 26, 2010	By	/s/ Robert J. Dellinger
Robert J. Dellinger Senior Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

PPG Industries Inc. and Consolidated Subsidiaries

Index to Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q.

†12	Computation of Ratio of Earnings to Fixed Charges for the Three Months Ended March 31, 2010 and for the Five Years Ended December 31, 2009.

†31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed herewith.
*	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income for the three months ended March 31, 2010 and 2009, (ii) the Condensed Consolidated Balance Sheet at March 31, 2010 and December 31, 2009, (iii) the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2010 and 2009, and (iv) Notes to Condensed Consolidated Financial Statements for the three months ended March 31, 2010. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.