Form 10-Q
period 2010-06-30
PPG INDUSTRIES INC
filed 2010-07-26
CIK 79879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2010	Commission File Number 1-1687

PPG INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	25-0730780
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One PPG Place, Pittsburgh, Pennsylvania	15272
(Address of principal executive offices)	(Zip Code)

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

As of June 30, 2010, 165,149,819 shares of the Registrant's common stock, par value $1.66- 2/3 per share, were outstanding.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Income (Unaudited)

(Millions, except per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009

Net sales	$3,458	$3,115	$6,584	$5,898
Cost of sales, exclusive of depreciation and amortization	2,076	1,898	4,020	3,616
Selling, general and administrative	745	731	1,472	1,447
Depreciation	85	88	174	176
Amortization (Note 8)	30	31	62	61
Research and development	97	97	193	191
Interest expense	46	49	91	97
Asbestos settlement – net (Note 20)	3	3	6	7
Business restructuring (Note 6)	—	—	—	186
Other charges	17	12	37	29
Other earnings	(53)	(47)	(89)	(54)

Income before income taxes	412	253	618	142

Income tax expense (Note 12)	111	84	258	64

Net income attributable to the controlling and noncontrolling interests	301	169	360	78

Less: net income attributable to noncontrolling interests	(29)	(23)	(58)	(43)

Net income (attributable to PPG)	$272	$146	$302	$35

Earnings per common share (Note 11)	$1.64	$0.89	$1.82	$0.21

Earnings per common share – assuming dilution (Note 11)	$1.63	$0.89	$1.81	$0.21

Dividends per common share	$0.54	$0.53	$1.08	$1.06

The accompanying notes to the condensed consolidated financial statements are an integral part of this consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheet (Unaudited)

	June 30, 2010	Dec. 31, 2009
	(Millions)
Assets
Current assets:
Cash and cash equivalents	$784	$1,057
Receivables (less allowance for doubtful accounts of $108 million and $122 million)	2,781	2,628
Inventories (Note 7)	1,541	1,548
Other	780	748

Total current assets	5,886	5,981

Property (less accumulated depreciation of $5,481 million and $5,559 million)	2,533	2,754
Investments	525	499
Goodwill (Note 8)	2,526	2,784
Identifiable intangible assets (Note 8)	1,238	1,416
Other assets	658	806

Total	$13,366	$14,240

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt and current portion of long-term debt (Note 10)	$59	$272
Asbestos settlement (Note 20)	545	534
Accounts payable and accrued liabilities	2,724	2,648
Business restructuring (Note 6)	45	123

Total current liabilities	3,373	3,577

Long-term debt (Note 10)	3,017	3,074
Asbestos settlement (Note 20)	236	238
Deferred income taxes	301	328
Accrued pensions	904	944
Accrued other postretirement benefits	1,045	1,010
Other liabilities	851	1,147

Total liabilities	9,727	10,318

Commitments and contingent liabilities (Note 20)

Shareholders’ equity (Note 15):
Common stock	484	484
Additional paid-in capital	597	609
Retained earnings	8,262	8,139
Treasury stock	(4,290)	(4,218)
Accumulated other comprehensive loss	(1,603)	(1,261)

Total PPG shareholders’ equity	3,450	3,753
Noncontrolling interests	189	169

Total shareholders’ equity	3,639	3,922

Total	$13,366	$14,240

The accompanying notes to the condensed consolidated financial statements are an integral part of this consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows (Unaudited)

	Six Months Ended June 30
	2010	2009
	(Millions)

Cash from operating activities	$367	$106

Investing activities:
Capital spending
Additions to property and long-term investments	(93)	(103)
Business acquisitions, net of cash balances acquired (2010 - $3) (Note 4)	(18)	(21)
Reductions of other property and investments	9	17
Deposit of cash into escrow	(5)	—
Release of cash held in escrow	—	19
Proceeds from termination of cross currency swap contracts	5	—
Payments on cross currency swap contracts	(45)	(44)

Cash used for investing activities	(147)	(132)

Financing activities:
Debt:
Net change in borrowings with maturities of three months or less	(71)	(5)
Repayments of other short-term debt	(134)	(169)
Proceeds from term loan	—	400
Other long-term debt activity	—	21
Other financing activities:
Issuance of treasury stock	42	—
Purchase of treasury stock	(105)	—
Dividends paid	(180)	(174)
Dividends paid on subsidiary common stock to noncontrolling interests (Note 15)	(28)	(10)

Cash (used for) from financing activities	(476)	63

Effect of currency exchange rate changes on cash and cash equivalents	(17)	(6)

Net (decrease)/increase in cash and cash equivalents	(273)	31

Cash and cash equivalents, beginning of period	1,057	1,021

Cash and cash equivalents, end of period	$784	$1,052

The accompanying notes to the condensed consolidated financial statements are an integral part of this consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position of PPG Industries, Inc. and subsidiaries (the “Company” or “PPG”) as of June 30, 2010, and the results of their operations for the three and six months ended June 30, 2010 and 2009 and their cash flows for the six months then ended. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in PPG's Annual Report on Form 10-K for the year ended December 31, 2009.

The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year.

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

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Assets and liabilities reported at fair

value on a recurring basis:

($ in Millions)

At June 30, 2010	Level 1	Level 2	Level 3	Total

Other current assets:
Foreign currency contracts(1)	$—	$32	$—	$32
Equity forward arrangement(2)	—	21	—	21
Marketable equity securities	4	—	—	4
Investments:
Marketable equity securities	57	1	—	58
Other assets:
Interest rate swaps(2)	—	20	—	20
Cross currency swaps(2)	—	13	—	13
Accounts payable and accrued liabilities:
Foreign currency contracts(1)	—	6	—	6
Natural gas swap contracts(2)	—	37	—	37
Other liabilities:
Cross currency swaps(2)	—	27	—	27
Natural gas swap contracts (2)	—	8	—	8
Forward starting swaps(2)	—	33	—	33
Foreign currency contracts(2)	—	1	—	1
(1) $6 million of this balance is designated as a hedging instrument under GAAP. (2) This entire balance is designated as a hedging instrument under GAAP.
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

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

4. Acquisitions

During the six months ended June 30, 2010, PPG spent $18 million on acquisitions (net of cash acquired of $3 million), and during the six months ended June 30, 2009, PPG spent $21 million on acquisitions, including $11 million related to earn-out and holdback payments on acquisitions that were completed prior to December 31, 2008.

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

PPG has retained certain liabilities for pension and post-employment benefits earned for service up to September 30, 2008, totaling $850 million at December 31, 2009, for employees who were active as of the divestiture date and for individuals who were retirees of the business as of the divestiture date. PPG recognized expense of approximately $16 million and $22 million related to these obligations in the six months ended June 30, 2010 and 2009, respectively.

In 2009, Pittsburgh Glass Works LLC ceased production at its Oshawa, Canada plant and also has announced that it will close its Hawkesbury, Canada plant in 2010. Under Canadian pension regulations, these plant closures will result in partial wind-ups of the pension plans for former employees in Canada that were retained by PPG. Each of these partial windups will result in settlement charges against PPG earnings and require cash contributions to the plans in amounts that will be determined following the required review of the partial wind-ups by the Canadian pension authorities. The amount of each pretax charge and the cash contribution is currently estimated to be in the range of $20-$30 million and $10-$15 million, respectively. These deficits can be funded over the five year period following the effective date of the partial wind-ups. The settlement charges will be recorded following the approval of the partial wind-ups by the Canadian pension authorities and when the related cash contributions are completed.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

In the fourth quarter of 2009, adjustments of approximately $10 million were recorded to reduce the remaining restructuring reserves established in 2008 and 2009 to reflect the current estimate of the costs to complete these actions. Also in the fourth quarter of 2009, some additional restructuring actions were approved and charges of approximately $10 million were recorded. At June 30, 2010, more than half of the remaining reserves for the 2008 and 2009 restructuring plans relate to severance that will be paid to certain of the former employees through 2011. All of the remaining restructuring actions are expected to be completed in the second half of 2010.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The following table summarizes the activity through June 30, 2010 related to the 2008 restructuring plans:

(Millions, except no. of employees)	Severance and Other Costs	Pension Curtailment Losses	Asset Write-offs	Total Reserve	Employees Impacted

Performance Coatings	$30	$—	$15	$45	270
Industrial Coatings	45	9	10	64	577
Architectural Coatings - EMEA	19	—	—	19	215
Commodity Chemicals	—	—	13	13	10
Glass	12	12	31	55	285

Total	$106	$21	$69	$196	1,357
Activity to date	(84)	(21)	(69)	(174)	(1,334)
Currency impact	(7)	—	—	(7)	—

Balance as of June 30, 2010	$15	$—	$—	$15	23

The following table summarizes the activity through June 30, 2010 related to the 2009 restructuring plans:

(Millions, except no. of employees)	Severance and Other Costs	Asset Write-offs	Total Reserve	Employees Impacted
Performance Coatings	$35	$4	$39	764
Industrial Coatings	75	16	91	935
Architectural Coatings - EMEA	17	—	17	130
Optical & Specialty Materials	3	9	12	219
Commodity Chemicals	6	—	6	42
Glass	11	2	13	247
Corporate	7	1	8	91

Total	$154	$32	$186	2,428
Activity to date	(121)	(32)	(153)	(2,319)
Currency impact	4	—	4	—

Balance as of June 30, 2010	$37	$—	$37	109

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

7. Inventories

Inventories as of June 30, 2010 and December 31, 2009 are detailed below.

	June 30, 2010	Dec. 31, 2009
	(Millions)
Finished products	$880	$918
Work in process	137	125
Raw materials	412	390
Supplies	112	115

Total	$1,541	$1,548

Most U.S. inventories are valued using the last-in, first-out method. These inventories represented approximately 34% and 35% of total inventories at June 30, 2010 and December 31, 2009, respectively. If the first-in, first-out method of inventory valuation had been used, inventories would have been $199 million and $224 million higher as of June 30, 2010 and December 31, 2009, respectively.

8. Goodwill and Other Identifiable Intangible Assets

The change in the carrying amount of goodwill attributable to each reportable segment for the six months ended June 30, 2010 was as follows:

	Performance Coatings	Industrial Coatings	Architectural Coatings - EMEA	Optical and Specialty Materials	Commodity Chemicals	Glass	Total
	(Millions)
Balance, Dec. 31, 2009	$1,143	$509	$1,021	$51	$3	$57	$2,784
Acquisitions	—	—	7	—	1	—	8
Currency	(56)	(52)	(144)	(6)	—	(8)	(266)

Balance, June 30, 2010	$1,087	$457	$884	$45	$4	$49	$2,526

The carrying amount of acquired trademarks with indefinite lives as of June 30, 2010 and December 31, 2009 totaled $308 million and $334 million, respectively.

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and are detailed below.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

	June 30, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(Millions)
Acquired technology	$502	$(249)	$253	$519	$(234)	$285
Customer-related intangibles	895	(296)	599	990	(286)	704
Trade names	109	(36)	73	122	(35)	87
Other	26	(21)	5	28	(22)	6

Balance	$1,532	$(602)	$930	$1,659	$(577)	$1,082

Aggregate amortization expense related to these identifiable intangible assets for the three and six months ended June 30, 2010 was $30 million and $62 million, respectively, and for the three and six months ended June 30, 2009 was $31 million and $61 million, respectively. As of June 30, 2010, estimated future amortization expense of identifiable intangible assets is as follows: $66 million for the remaining quarters of 2010 and $130 million in each of the next five years.

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

The following table summarizes the Company’s maximum exposure to loss associated with RS Cogen.

(Millions)
Investment in and advances to RS Cogen	$7
Take-or-pay obligation under power tolling arrangement	300

Maximum exposure to loss as of June 30, 2010	$307

10. Debt

During the first six months of 2010, the Company repaid $106 million related to its €650 million revolving credit facility. The Company currently has no amounts outstanding under this facility. This facility will expire in December of 2010.

In October of 2009, the Company entered into an agreement with a counterparty to repurchase 1.2 million shares of the Company’s stock. Under the terms of the agreement, the counterparty purchased 1.1 million shares in the open market and is now holding the shares until such time as the Company pays the agreed upon average price of $57.87 per share and takes possession of these shares. There will be no additional shares purchased under this agreement. These

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

shares are not considered outstanding for the basic and diluted earnings per share calculations, and total shareholders’ equity at June 30, 2010 has been reduced by $65 million representing the amount that will be paid by PPG to the counterparty upon settlement. Settlement is expected to occur by September 30, 2010.

11. Earnings Per Common Share

The following table presents the earnings per common share calculations for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30		Six Months Ended June 30
(Millions, except per share amounts)	2010	2009	2010	2009

Earnings per common share (attributable to PPG)
Net income (attributable to PPG)	$272	$146	$302	$35
Weighted average common shares outstanding	165.4	163.8	165.6	163.9

Earnings per common share (attributable to PPG)	$1.64	$0.89	$1.82	$0.21

Earnings per common share - assuming dilution (attributable to PPG)
Net income (attributable to PPG)	$272	$146	$302	$35

Weighted average common shares outstanding	165.4	163.8	165.6	163.9

Effect of dilutive securities:
Stock options	0.8	0.0	0.7	0.0
Other stock compensation plans	0.4	0.6	0.5	0.6

Potentially dilutive common shares	1.2	0.6	1.2	0.6

Adjusted weighted average common shares outstanding	166.6	164.4	166.8	164.5

Earnings per common share - assuming dilution (attributable to PPG)	$1.63	$0.89	$1.81	$0.21

Excluded from the computation of diluted earnings per share due to their antidilutive effect were 1.9 million and 2.6 million of outstanding stock options for the three and six months ended June 30, 2010, respectively, and 7.0 million and 7.1 million outstanding stock options for the three and six months ended June 30, 2009, respectively.

12. Income Taxes

PPG recorded a one-time aftertax charge in the first quarter 2010 of $85 million, or 51 cents per share, as a result of a change in U.S. tax law included in the U.S. Patient Protection and Affordable Care Act enacted in March 2010. Under the prior tax law, the total amount paid for prescription drug costs for retirees over the age of 65 was tax deductible. Beginning in 2013, however, these costs will only be deductible to the extent they exceed the amount of the annual subsidy PPG receives from the U.S. government under Medicare Part D. As a result of this change, the Company’s deferred tax asset, which reflects the future tax deductibility of these post retirement costs, had to be reduced. This resulted in a charge against earnings of $85 million in the first quarter of 2010, the period that the change in the tax law was enacted, as required by the accounting guidance for income taxes.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

13. Pensions and Other Postretirement Benefits

The net periodic benefit costs for the three and six months ended June 30, 2010 and 2009 were as follows:

	Pensions
	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
	(Millions)
Service cost	$16	$17	$33	$34
Interest cost	62	61	126	122
Expected return on plan assets	(70)	(57)	(139)	(113)
Amortization of prior service cost	1	2	2	3
Amortization of actuarial losses	31	32	62	64

Net periodic pension cost	$40	$55	$84	$110

PPG does not have a mandatory contribution to make to its U.S. defined benefit pension plans in 2010; however, PPG expects to make voluntary contributions of approximately $150 million to these plans in 2010. PPG expects to make mandatory contributions to its non-U.S. plans in 2010 of approximately $90 million, of which approximately $50 million was made as of June 30, 2010.

The net periodic other postretirement benefit costs for the three and six months ended June 30, 2010 and 2009 were as follows:

	Other Postretirement Benefits
	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
	(Millions)
Service cost	$4	$7	$9	$13
Interest cost	17	17	32	34
Amortization of prior service cost	(2)	(4)	(3)	(7)
Amortization of actuarial losses	5	9	10	17

Net periodic other postretirement benefit cost	$24	$29	$48	$57

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

14. Comprehensive Income (Loss)

Total comprehensive income (loss) for the three and six months ended June 30, 2010 and 2009 was as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
	(Millions)
Net income attributable to the controlling and noncontrolling interests	$301	$169	$360	$78

Other comprehensive (loss) income, net of tax:
Pension and other postretirement benefits (Note 13)	(10)	56	17	36
Unrealized currency translation adjustment	(240)	195	(352)	(15)
Unrealized losses on marketable securities	2	—	2	—
Net change – derivatives (Note 17)	(12)	19	(21)	(3)

Other comprehensive (loss) income, net of tax	(260)	270	(354)	18

Total comprehensive income	41	439	6	96
Less: amounts attributable to noncontrolling interests:
Net income	(29)	(23)	(58)	(43)
Unrealized currency translation adjustment	10	(6)	12	(3)

Comprehensive income (loss) attributable to PPG	$22	$410	$(40)	$50

15. Shareholders’ Equity

The following table presents the change in total shareholders’ equity for the six months ended June 30, 2010 and 2009, respectively.

(Millions)	Total PPG Shareholders’ Equity	Non- controlling Interests	Total
Balance, January 1, 2010	$3,753	$169	$3,922
Net income	302	58	360
Other comprehensive loss, net of tax	(342)	(12)	(354)
Cash dividends	(180)	—	(180)
Issuance of treasury stock	63	—	63
Purchase of treasury stock	(105)	—	(105)
Stock-based compensation activity	(3)	—	(3)
Dividends paid on subsidiary common stock to noncontrolling interests	—	(28)	(28)
Equity forward agreement (Note 10)	(38)	—	(38)
Other changes in noncontrolling interests	—	2	2

Balance, June 30, 2010	$3,450	$189	$3,639

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Millions)	Total PPG Shareholders’ Equity	Non- controlling Interests	Total
Balance, January 1, 2009	$3,333	$156	$3,489
Net income	35	43	78
Other comprehensive income, net of tax	15	3	18
Cash dividends	(174)	—	(174)
Issuance of treasury stock	34	—	34
Stock-based compensation activity	(9)	—	(9)
Dividends paid on subsidiary common stock to noncontrolling interests	—	(10)	(10)
Equity forward agreement (1)	(59)	—	(59)
Other changes in noncontrolling interests	—	1	1

Balance, June 30, 2009	$3,175	$193	$3,368

(1)

In December of 2008, the Company entered into an agreement with a counterparty to repurchase 1.5 million shares of the Company’s stock. Under the terms of the agreement, the counterparty purchased the shares in the open market in January of 2009. These shares were not considered outstanding for basic and diluted earnings per share calculation, and total shareholders’ equity at June 30, 2009 was reduced by $59 million, representing the amount that was paid by PPG to the counterparty upon settlement in December of 2009.

16. Financial Instruments, Excluding Derivative Financial Instruments

Included in PPG’s financial instrument portfolio are cash and cash equivalents, cash held in escrow, marketable equity securities, company-owned life insurance and short- and long-term debt instruments. The fair values of these financial instruments approximated their carrying values at June 30, 2010 and December 31, 2009, in the aggregate, except for long-term debt.

Long-term debt (excluding capital lease obligations) had carrying and fair values totaling $2,990 million and $3,356 million, respectively, as of June 30, 2010. Long-term debt (excluding capital lease obligations) had carrying and fair values totaling $3,046 million and $3,313 million, respectively, as of December 31, 2009. The fair values of the debt instruments were based on discounted cash flows and interest rates then currently available to the Company for instruments of the same remaining maturities.

17. Derivative Financial Instruments and Hedge Activities

The Company recognizes all derivative financial instruments as either assets or liabilities at fair value on the balance sheet. The accounting for changes in the fair value of a derivative depends on the use of the instrument. To the extent that a derivative is effective as a cash flow hedge of an exposure to future changes in value, the change in fair value of the instrument is deferred in accumulated other comprehensive income (loss) (“AOCI”). Any portion considered to be ineffective is reported in earnings immediately, including changes in value related to credit risk. To the extent that a derivative is effective as a hedge of an exposure to future changes in fair value, the change in the derivative’s fair value is offset in the condensed consolidated statement of income by the change in fair value of the item being hedged. To the extent that a derivative or a financial instrument is effective as a hedge of a net investment in a foreign operation, the change in the derivative’s fair value is deferred as an unrealized currency translation adjustment in AOCI.

PPG’s policies do not permit speculative use of derivative financial instruments. PPG uses derivative instruments to manage its exposure to fluctuating natural gas prices through the use of natural gas swap contracts. PPG also uses forward currency and option contracts as hedges

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

PPG enters into derivative financial instruments with high credit quality counterparties and diversifies its positions among such counterparties in order to reduce its exposure to credit losses. The Company did not realize a credit loss on derivatives during the six month periods ended June 30, 2010 or 2009.

PPG centrally manages its foreign currency transaction risk to minimize the volatility in cash flows caused by currency fluctuations. Decisions on whether to use derivative financial instruments to hedge the net transaction exposures related to all regions of the world are made based on the amount of those exposures by currency and, in certain situations, an assessment of the near-term outlook for certain currencies. This net hedging strategy does not qualify for hedge accounting; therefore, the change in the fair value of these instruments is recorded in “Other charges” in the accompanying condensed consolidated statement of income in the period of change. As of June 30, 2010 and December 31, 2009, the fair value of these contracts was an asset of $26 million and less than $0.5 million, respectively.

PPG designates forward currency contracts as hedges against the Company’s exposure to variability in exchange rates on short-term intercompany borrowings denominated in foreign currencies. To the extent effective, changes in the fair value of these instruments are deferred in AOCI and subsequently reclassified to “Other charges” in the accompanying condensed consolidated statement of income as foreign exchange gains and losses are recognized on the related intercompany borrowings. The portion of the change in fair value considered to be ineffective is recognized immediately in “Other charges” in the accompanying condensed consolidated statement of income. All amounts related to these instruments deferred in AOCI as of June 30, 2010 will be reclassified to earnings within the next twelve months. As of June 30, 2010 and December 31, 2009, the fair value of these instruments was a net asset of $2 million and a net liability of $2 million, respectively.

PPG designates forward currency contracts as hedges against the Company’s exposure to future changes in fair value related to certain firm sales commitments denominated in foreign currencies. These contracts are designated as fair value hedges. As such, they are reported at fair value in the Company’s condensed consolidated balance sheet, with changes in the fair value of these contracts and that of the related firm sales commitments reported in net sales. As of June 30, 2010, these contracts converted $69 million to the South Korean won over the 30 month period ended December 31, 2012. As of December 31, 2009, these contracts converted $87 million to the South Korean won over the 18 month period ended June 30, 2011. As of June 30, 2010 and December 31, 2009, the fair value of the contracts was a net liability of $3 million.

PPG previously entered into ten U.S. dollar to euro cross currency swap contracts with a total notional amount of $1.3 billion, of which $600 million were to settle on March 15, 2013 and $700 million were to settle on March 15, 2018. One contract, with a notional amount of $140 million and a settlement date of March 15, 2018 was converted to cash during the first quarter of 2010. Accordingly, on settlement of the remaining outstanding contracts PPG will receive $1.2 billion U.S. dollars and pay euros to the counterparties to the contracts. During the term of these contracts, PPG will receive semiannual payments in March and September of each year based on U.S.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

dollar, long-term fixed interest rates, and PPG will make annual payments in March of each year to the counterparties based on euro, long-term fixed interest rates. The Company has designated these swaps as hedges of its net investment in the acquired SigmaKalon businesses and, as a result, the mark to market fair value adjustments of the swaps have been and will be recorded as a component of AOCI, and the cash flow impact of these swaps has been and will be classified as investing activities in the condensed consolidated statement of cash flows. As of June 30, 2010 and December 31, 2009, the fair value of these contracts was a net liability of $14 million and $308 million, respectively.

As of June 30, 2010 and December 31, 2009, PPG designated €300 million euro-denominated borrowings as a hedge of a portion of PPG’s net investment in the Company’s European operations. Also, during 2010 and 2009, certain portions of PPG’s various other euro-denominated borrowings were designated as hedges of PPG’s investments in its European operations. As a result, the changes in book value from adjusting these foreign denominated borrowings to current spot rates have been deferred in AOCI.

As of June 30, 2010 and December 31, 2009, the Company had accumulated pretax unrealized translation gains in AOCI of $117 million and translation losses in AOCI of $210 million, respectively, related to both the euro-denominated borrowings and the cross currency swaps that have been designated as hedges of net investments.

Deferrals in AOCI related to hedges of the Company’s net investments in European operations would be reclassified and recognized in earnings upon a substantial liquidation, sale or partial sale of such investments or upon impairment of all or a portion of such investments.

The Company manages its interest rate risk by balancing its exposure to fixed and variable rates while attempting to minimize its interest costs. Generally, the Company maintains variable interest rate debt at a level of approximately 25% to 50% of total borrowings. PPG principally manages its fixed and variable interest rate risk by retiring and issuing debt from time to time and through the use of interest rate swaps. As of June 30, 2010 and December 31, 2009, these swaps converted $450 million of fixed rate debt to variable rate debt. The swaps are designated as fair value hedges. As such, these swaps are carried at fair value. Changes in the fair value of these swaps and that of the related debt are recorded in “Interest expense” in the accompanying condensed consolidated statement of income. As of June 30, 2010 and December 31, 2009, the fair value of these contracts was an asset of $20 million and $10 million, respectively.

The Company entered into forward starting swaps in 2009 and in the second quarter of 2010 to effectively lock-in a fixed interest rate based on the ten year swap rate, to which will be added a corporate spread, related to future debt refinancings, with an anticipated term of ten years. All of the swap contracts are required to be settled in July 2012. As of June 30, 2010 and December 31, 2009, the notional amount of the swaps outstanding totaled $400 million and $250 million, respectively. To the extent that the swaps are effective, changes in the fair values of the swap contracts are deferred in AOCI. The portion of the change in fair value considered to be ineffective is recognized immediately in “Other charges” in the accompanying condensed consolidated statement of income. Amounts deferred in AOCI will be reclassified to interest expense over the same period of time that interest expense is recognized on the future borrowings. As of June 30, 2010 and December 31, 2009, the fair value of these swaps was a liability of $33 million and an asset of $3 million, respectively.

The Company uses derivative instruments to manage its exposure to fluctuating natural gas prices through the use of natural gas swap contracts. These instruments mature over the next 26 months. To the extent that these instruments are effective in hedging PPG’s exposure to price changes, changes in the fair values of the hedge contracts are deferred in AOCI and reclassified to “Cost of sales, exclusive of depreciation and amortization” as the natural gas is purchased. The amount of

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

ineffectiveness is reported in “Other charges” in the accompanying condensed consolidated statement of income immediately. As of June 30, 2010 and December 31, 2009, the fair value of these contracts was a liability of $45 million and $50 million, respectively. Of the total pretax loss deferred in AOCI as of June 30, 2010, $37 million related to contracts that mature within the twelve-month period ending June 30, 2011.

PPG entered into a one-year renewable equity forward arrangement with a bank in order to mitigate the impact of changes in the fair value of 1,388,889 shares of PPG stock that is to be contributed to the asbestos settlement trust as discussed in Note 20, “Commitments and Contingent Liabilities.” This instrument, which has been renewed, is recorded at fair value as an asset or liability and changes in the fair value of this instrument are reflected in the “Asbestos settlement – net” caption of the accompanying condensed consolidated statement of income. The total principal amount payable for these shares is $62 million. PPG will pay to the bank interest based on the principal amount and the bank will pay to PPG an amount equal to the dividends paid on these shares during the period this instrument is outstanding. The difference between the principal amount and any amounts related to unpaid interest or dividends and the current market price for these shares, adjusted for credit risk, represents the fair value of the instrument as well as the amount that PPG would pay or receive if the bank chose to net settle the instrument. Alternatively, the bank may, at its option, require PPG to purchase the shares covered by the arrangement at the market price on the date of settlement. As of June 30, 2010 and December 31, 2009, the fair value of this contract was an asset of $21 million and $18 million, respectively.

No derivative instrument initially designated as a hedge instrument was undesignated or discontinued as a hedging instrument during the six month periods ended June 30, 2010 or 2009. Nor were any amounts deferred in AOCI reclassified to earnings during these periods related to hedges of anticipated transactions that were no longer expected to occur.

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

For the first six months of 2010, other comprehensive loss included a net pretax loss due to cash flow hedge derivatives of $34 million ($21 million, net of tax). This loss was comprised of realized losses of $54 million and unrealized losses of $88 million. The realized losses related to the settlement during the period of natural gas contracts, interest rate swaps owned by one of the Company’s investees accounted for under the equity method of accounting and foreign currency contracts. The unrealized losses related to the change in fair value of the natural gas and foreign currency contracts, the change in fair value on forward starting swaps and interest rate swaps owned by one of the Company’s investees accounted for under the equity method of accounting.

For the first six months of 2009, other comprehensive income included a net pretax loss due to cash flow hedge derivatives of $6 million ($3 million, net of tax). This loss was comprised of realized losses of $92 million and unrealized losses of $98 million. The realized losses related to the settlement during the period of natural gas contracts, foreign currency contracts, and interest rate swaps owned by one of the Company’s investees accounted for under the equity method of accounting. The unrealized losses related to the changes in fair value of the natural gas and foreign currency contracts, partially offset by unrealized gains on interest rate swaps owned by one of the Company’s investees accounted for under the equity method of accounting.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Refer to Note 3, “Fair Value Measurement,” for additional disclosures related to the Company’s derivative instruments outstanding as of June 30, 2010 and December 31, 2009.

The following table provides details related to fair value, cash flow, net investment and economic hedges, by type of derivative and financial instrument. All dollar amounts are pretax and relate to the six month period ended June 30, 2010.

(Millions)
Hedge Type	Gain (Loss) Deferred in OCI	Gain (Loss) Recognized
		Amount	Caption
Fair Value
Interest rate swaps (a)	Not applicable	$5	Interest expense
Foreign currency contracts (a)	Not applicable	(2)	Sales
Equity forward arrangements (a)	Not applicable	3	Asbestos - net

Total Fair Value		$6

Cash Flow
Natural gas swaps (a)	$(25)	$(30)	Cost of sales
Interest rate swaps of an equity method investee	(2)	(1)	Other earnings
Forward starting swaps (b)	(38)	—
Foreign currency contracts (c)	(23)	(23)	Other charges

Total Cash Flow	$(88)	$(54)

Net Investment
Cross currency swaps (d)	$261	$—
Foreign denominated debt	66	Not applicable

Total Net Investment	$327

Non-Hedge
Foreign currency contracts	Not applicable	$25	Other charges

Total Non-Hedge		$25

(a)	The ineffective portion related to each of these items was less than $0.1 million of expense.
(b)	The ineffective portion related to this item was $2 million of income and is recorded in Other charges.
(c)	The ineffective portion related to this item was $3 million of expense and is recorded in Other charges.
(d)	The ineffective portion related to this item was $6 million of expense and is recorded in Other charges.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The following tables provide details related to fair value, cash flow and net investment hedges, by type of financial instrument. All dollar amounts are pretax and relate to the six month period ended June 30, 2009.

(Millions)
Hedge Type	Gain (Loss) Deferred in OCI	Gain (Loss) Recognized
		Amount	Caption
Fair Value
Interest rate swaps (a)	Not applicable	$1	Interest expense
Foreign currency contracts (a)	Not applicable	(8)	Sales
Equity forward arrangements (a)	Not applicable	3	Asbestos - net

Total Fair Value		$(4)

Cash Flow
Natural gas swaps (a)	$(70)	$(62)	Cost of sales
Interest rate swaps of an equity method investee	1	(1)	Other earnings
Foreign currency contracts (b)	(29)	(29)	Other charges

Total Cash Flow	$(98)	$(92)

Net Investment
Cross currency swaps (b)	$(121)	$—	Other charges
Foreign denominated debt	(5)	Not applicable

Total Net Investment	$(126)

Non-Hedge
Foreign currency contracts	Not applicable	$— (c)	Other charges

Total Non-Hedge		$—

(a)	The ineffective portion related to this item was less than $1 million.
(b)	The ineffective portion related to this item was less than $2 million and is recorded in Other charges.
(c)	The earnings impact related to these contracts rounds to less than $1 million and is recorded in Other charges.

18. Cash Flow Information

Cash from operating activities for the six months ended June 30, 2010 was $367 million versus $106 million for the comparable period of 2009. Cash from operating activities in the first six months of 2009 included the negative impact of cash contributions to our pension plans of approximately $190 million, while there were approximately $50 million of cash contributions to our pension plans in the first six months of 2010. Additionally, higher earnings in the first half of 2010 also contributed to the increase in the amount of cash from operations in the first half of 2010.

Cash payments for interest were $103 million and $110 million for the six months ended June 30, 2010 and 2009, respectively. Cash payments for income taxes for the six months ended June 30, 2010 and 2009 were $74 million and $111 million, respectively.

19. Stock-Based Compensation

The Company’s stock-based compensation includes stock options, restricted stock units (“RSUs”) and grants of contingent shares that are earned based on achieving targeted levels of total shareholder return. All current grants of stock options, RSUs and contingent shares are made under the PPG Industries, Inc. Omnibus Incentive Plan (“PPG Omnibus Plan”). Shares available for future grants under the PPG Omnibus Plan were 4.1 million as of June 30, 2010.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Total stock-based compensation cost was $9 million and $23 million for the three and six months ended June 30, 2010, respectively, and $6 million and $13 million for the three and six months ended June 30, 2009, respectively. The total income tax benefit recognized in the accompanying condensed consolidated statement of income related to the stock-based compensation was $3 million and $8 million for the three and six months ended June 30, 2010, respectively, and $3 million and $5 million for the three and six months ended June 30, 2009, respectively.

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

The fair value of stock options issued to employees is measured on the date of grant and is recognized as expense over the requisite service period. PPG estimates the fair value of stock options using the Black-Scholes option pricing model. The risk-free interest rate is determined by using the U.S. Treasury yield curve at the date of the grant and using a maturity equal to the expected life of the option. The expected life of options is calculated using the average of the vesting term and the maximum term, as prescribed by accounting guidance on the use of the simplified method for determining the expected term of an employee share option. This method is used as the vesting term of stock options was changed to three years in 2004 and, as a result, the historical exercise data does not provide a reasonable basis upon which to estimate the expected life of options. The expected dividend yield and volatility are based on historical stock prices and dividend amounts over past time periods equal in length to the expected life of the options.

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

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

Antitrust Matters

Several complaints were filed in late 2007 and early 2008 in different federal courts naming PPG and other flat glass producers as defendants in purported antitrust class actions. The complaints allege that the defendants conspired to fix, raise, maintain and stabilize the price and the terms and conditions of sale of flat glass in the United States in violation of federal antitrust laws. In June 2008, these cases were consolidated into one federal court class action in Pittsburgh, Pa. In the consolidated complaint, the plaintiffs seek a permanent injunction enjoining the defendants from future violations of the federal antitrust laws, unspecified compensatory damages, including treble damages, and the recovery of their litigation costs. Many allegations in the complaints are similar to those raised in ongoing proceedings by the European Commission in which fines were levied against other flat glass producers arising out of alleged antitrust violations. PPG is not involved in any of the proceedings in Europe. PPG divested its European flat glass business in 1998. A complaint containing allegations substantially similar to the U.S. litigation and seeking compensatory and punitive damages in amounts to be determined by the court was filed in the Superior Court in Windsor, Ontario, Canada in August 2008 regarding the sale of flat glass in Canada. PPG is aware of no wrongdoing or conduct on its part in the operation of its flat glass business that violated any antitrust laws, and it intends to vigorously defend its position.

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

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

Several creditors and other interested parties filed objections to the disclosure statement. Those objections were overruled by the Bankruptcy Court by order dated July 6, 2009 approving the disclosure statement. The third amended PC plan of reorganization and disclosure statement

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

were then sent to creditors, including asbestos claimants, for voting. The report of the voting agent, filed on February 18, 2010, reveals that all voting classes, including asbestos claimants, voted overwhelmingly in favor of the third amended PC plan of reorganization, which included the 2009 PPG Settlement Arrangement. In light of the favorable vote on the third amended PC plan of reorganization, the Bankruptcy Court conducted a hearing regarding the fairness of the proposed plan, including whether (i) the plan would be fair with respect to present and future claimants, (ii) such claimants would be treated in substantially the same manner, and (iii) the protection provided to PPG and its participating insurers would be fair in view of the assets they would convey to the Trust to be established as part of the third amended PC plan of reorganization. The hearing was held in June of 2010. The remaining objecting parties (a number of objections were resolved through plan amendments and stipulations filed before the hearing) appeared at the hearing and presented their cases. At the conclusion of the hearing, the Bankruptcy Court established a briefing schedule for its consideration of confirmation of the plan and the objections to confirmation. That briefing will take place through October 2010, with final oral arguments scheduled for October 29, 2010. Following those arguments, the Bankruptcy Court, after considering the objections to the third amended PC plan of reorganization, will enter a confirmation order if all requirements to confirm a plan of reorganization under the Bankruptcy Code have been satisfied. Such an order could be appealed to the U.S. District Court for the Western District of Pennsylvania. Assuming that the District Court approves a confirmation order, interested parties could appeal the order to the U.S. Third Circuit Court of Appeals and subsequently could seek review by the U.S. Supreme Court.

The 2009 PPG Settlement Arrangement will not become effective until the third amended PC plan of reorganization is finally approved by an appropriate court order that is no longer subject to appellate review, and PPG’s initial contributions will not be due until 30 business days thereafter (the “Funding Effective Date”).

Asbestos Claims Subject to Bankruptcy Court’s Channeling Injunction

If the third amended PC plan of reorganization is approved by the Bankruptcy Court and becomes effective, a channeling injunction will be entered under §524(g) of the Bankruptcy Code prohibiting present and future claimants from asserting asbestos claims against PC. With regard to PPG, the channeling injunction by its terms will prohibit present and future claimants from asserting claims against PPG that arise, in whole or in part, out of exposure to Unibestos, or any other asbestos or asbestos-containing products manufactured, sold and/or distributed by PC, or asbestos on or emanating from any PC premises. The injunction by its terms will also prohibit codefendants in these cases that are subject to the channeling injunction from asserting claims against PPG for contribution, indemnification or other recovery. Such injunction will also preclude the prosecution of claims against PPG arising from alleged exposure to asbestos or asbestos-containing products to the extent that a claimant is alleging or seeking to impose liability, directly or indirectly, for the conduct of, claims against or demands on PC by reason of PPG’s: (i) ownership of a financial interest in PC; (ii) involvement in the management of PC, or service as an officer, director or employee of PC or a related party; (iii) provision of insurance to PC or a related party; or (iv) involvement in a financial transaction affecting the financial condition of PC or a related party. The foregoing PC related claims are referred to as “PC Relationship Claims” and constitute, in PPG management’s opinion, the vast majority of the pending asbestos personal injury claims against PPG. All claims channeled to the Trust will be paid only from the assets of the Trust.

Asbestos Claims Retained by PPG

The channeling injunction provided for under the third amended PC plan of reorganization will not extend to any claim against PPG that arises out of exposure to any asbestos or asbestos-

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

containing products manufactured, sold and/or distributed by PPG or its subsidiaries that is not a PC Relationship Claim, and in this respect differs from the channeling injunction contemplated by the second amended PC plan of reorganization filed in 2003. While management believes that the vast majority of the approximately 114,000 claims against PPG alleging personal injury from exposure to asbestos relate to products manufactured, distributed or sold by PC, the potential liability for any non-PC Relationship Claims will be retained by PPG. Because a determination of whether an asbestos claim is a non-PC Relationship Claim would typically not be known until shortly before trial and because the filing and prosecution of asbestos claims (other than certain premises claims) against PPG has been enjoined since April 2000, the actual number of non-PC Relationship Claims that may be pending at the expiration of the stay or the number of additional claims that may be filed against PPG in the future cannot be determined at this time. PPG does not expect the Bankruptcy Court to lift the stay until after confirmation or rejection of the third amended PC plan of reorganization. PPG intends to defend against all such claims vigorously and their ultimate resolution in the court system is expected to occur over a period of years.

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

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

PPG’s obligation under the 2009 PPG Settlement Arrangement at December 31, 2008 was $162 million less than the amount that would have been due under the 2002 PPG Settlement Arrangement. This reduction is attributable to a number of negotiated provisions in the 2009 PPG Settlement Arrangement, including the provisions relating to the channeling injunction under which PPG retains liability for any non-PC Relationship Claims. PPG will retain such amount as a reserve for asbestos-related claims that will not be channeled to the Trust, as this amount represents PPG’s best estimate of its liability for these claims. PPG does not have sufficient current claim information or settlement history on which to base a better estimate of this liability, in light of the fact that the Bankruptcy Court’s stay has been in effect since 2000. As a result, PPG’s reserve at June 30, 2010 and December 31, 2009 for asbestos-related claims that will not be channeled to the Trust is $162 million. In addition, under the 2009 PPG Settlement Arrangement, PPG will retain for its own account rights to recover proceeds from certain historical insurance assets, including policies issued by certain insurance carriers that never were participating insurers. Rights to recover these proceeds would have been assigned to the Trust by PPG under the 2002 PPG Settlement Arrangement.

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

Of the total obligation of $781 million under the 2009 PPG Settlement Arrangement at June 30, 2010, $545 million is reported as a current liability and the present value of the payments due in the years 2011 to 2023 totaling $236 million is reported as a non-current liability in the accompanying condensed consolidated balance sheet as of June 30, 2010. The future accretion of the noncurrent portion of the liability will total $143 million and be reported as expense in the condensed consolidated statement of income over the period through 2023, as follows (in millions):

Remainder of 2010	$7
2011	14
2012	14
2013 – 2023	108

Total	$143

The following table summarizes the impact on PPG’s financial statements for the three and six months ended June 30, 2010, respectively, and the three and six months ended June 30, 2009, respectively, resulting from the 2009 PPG Settlement Arrangement including the change in fair value of the stock to be transferred to the Trust and the equity forward instrument (see Note 17, “Derivative Financial Instruments and Hedge Activities”) and the increase in the net present value of the future payments to be made to the Trust.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

	Three Months Ended June 30		Six Months Ended June 30
Increase (decrease) in expense:	2010	2009	2010	2009
	(Millions)

Change in fair value:
PPG stock	$(7)	$10	$3	$3
Equity forward instrument	7	(10)	(3)	(3)
Accretion of asbestos liability	3	3	6	7

Asbestos settlement – net expense	$3	$3	$6	$7

The fair value of the equity forward instrument is included as an Other current asset as of June 30, 2010 and December 31, 2009 in the accompanying condensed consolidated balance sheet. Payments under the fixed payment schedule require annual payments that are due each June. The current portion of the asbestos settlement liability included in the accompanying condensed consolidated balance sheet as of June 30, 2010 consists of all such payments required through June 2011, the fair value of PPG’s common stock and the value of PPG’s investment in Pittsburgh Corning Europe. The amount due June 30, 2012 of $16 million and the net present value of the remaining payments is included in the long-term asbestos settlement liability in the accompanying condensed consolidated balance sheet as of June 30, 2010.

Enjoined Claims

If the 2009 PPG Settlement Arrangement is not implemented, for any reason, and the Bankruptcy Court stay expires, PPG intends to defend vigorously the pending and any future asbestos claims, including PC Relationship Claims, asserted against it and its subsidiaries. PPG continues to assert that it is not responsible for any injuries caused by PC products, which it believes account for the vast majority of the pending claims against PPG. Prior to 2000, PPG had never been found liable for any PC-related claims. In numerous cases, PPG was dismissed on motions prior to trial, and in others PPG was released as part of settlements by PC. PPG was found not responsible for PC-related claims at trial in two cases. In January 2000, one jury found PPG, for the first time, partly responsible for injuries to five plaintiffs alleged to be caused by PC products. The plaintiffs holding the judgment on that verdict moved to lift the injunction as applied to their claims. Before the hearing on that motion, PPG entered into a settlement with those claimants in the second quarter of 2010 to avoid the costs and risks associated with the possible lifting of the stay and appeal of the adverse 2000 verdict. The settlement resolved both the motion to lift the injunction and the judgment against PPG. The cost of this settlement was not significant to PPG’s results of operations for the second quarter of 2010 and was fully offset by prior insurance recoveries. Although PPG has successfully defended asbestos claims brought against it in the past, in view of the number of claims, and the significant verdicts that other companies have experienced in asbestos litigation, the result of any future litigation of such claims is inherently unpredictable.

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

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

As of June 30, 2010 and December 31, 2009, PPG had reserves for environmental contingencies totaling $282 million and $287 million, respectively, of which $61 million and $59 million, respectively, were classified as current liabilities. The reserve at June 30, 2010 included $182 million for environmental contingencies associated with PPG’s former chromium manufacturing plant in Jersey City, N.J. (“Jersey City”), $49 million for environmental contingencies associated with the Calcasieu River estuary and three operating plant sites in PPG’s chemicals business and $51 million for other environmental contingencies, including PPG’s estimated obligations related to sites on the National Priority List. The reserve at December 31, 2009 included $188 million for environmental contingencies associated with the former chromium manufacturing plant in Jersey City, $44 million for environmental contingencies associated with the Calcasieu River estuary and three operating plant sites in PPG’s chemical business and $55 million for other environmental contingencies, including National Priority List sites. Pretax charges against income for environmental remediation costs totaled $5 million and $12 million, respectively, for the three and six months ended June 30, 2010, and $3 million and $5 million, respectively, for the three and six months ended June 30, 2009, and are included in “Other charges” in the accompanying condensed consolidated statement of income. Cash outlays related to such environmental remediation aggregated $5 million and $12 million, respectively, for the three and six months ended June 30, 2010 and $7 million and $12 million, respectively, for the three and six months ended June 30, 2009. The impact of foreign currency translation decreased the liability by $5 million in the first half of 2010.

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

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

As a result of the extensive analysis undertaken in connection with the preparation and submission of the feasibility study work plan for the former chromium manufacturing location described above, the Company recorded a pretax charge of $165 million in the third quarter of 2006. The charge included estimated costs for remediation at the 14 remaining ACO sites, including the former manufacturing site, and for the resolution of litigation filed by NJDEP in May 2005 as discussed below. The principal estimated cost elements of the third quarter 2006 charge and of the remaining reserve at June 30, 2010 were based on competitively derived or readily available remediation industry cost data for representative remedial options, e.g., excavation and in situ stabilization/solidification. The major cost components are (i) in place soil treatment and transportation and disposal of excavated soil and (ii) construction services (related to soil excavation, groundwater management and site security), which account for approximately 50% and 30% of the reserve, respectively, as of June 30, 2010. The reserve also includes estimated costs for remedial investigation, interim remedial measures, engineering and project management. The most significant assumptions underlying the reserve are those related to the extent and concentration of chromium impacts in the soil, as these will determine the quantity of soil that must be treated in place, the quantity that will have to be excavated and transported for offsite disposal, and the nature of disposal required. The charges are exclusive of any third party indemnification, as management does not expect to receive any such amounts.

In May 2005, the NJDEP filed a complaint against PPG and two other former chromium producers seeking to hold the parties responsible for a further 53 sites where the source of chromium contamination is not known and to recover costs incurred by the agency in connection with its response activities at certain of those sites. During the third quarter of 2008, the parties reached an agreement in principle on all claims relating to these 53 sites (the “Orphan Sites Settlement”). Under the terms of the proposed Orphan Sites Settlement, PPG would, among other things, accept responsibility for remediation of six of the 53 sites, one half of the cost for remediating nine sites where chrome ore processing residue was used as fill in connection with the installation or repair of sewer pipes owned by the City, reimburse the NJDEP for a portion of past costs in the amount of $5 million and be responsible for the NJDEP’s oversight costs associated with the sites for which PPG is wholly or partially responsible. The proposed Orphan Sites Settlement would not affect PPG’s responsibilities for the 14 remaining unremediated sites covered by PPG’s ACO. However, a settlement agreement among PPG, NJDEP and Jersey City has been reached and memorialized in the form of a Judicial Consent Order (the “JCO”) that was entered by the Court on June 26, 2009. PPG’s remedial obligations under the ACO with NJDEP have been incorporated into the JCO. Pursuant to the JCO, a new process has been established for the review of the technical reports PPG must submit for the investigation and remedy selection for the 14 ACO sites and the six sites for which PPG has accepted sole responsibility under the terms of the proposed Orphan Sites Settlement (i.e., 20 PPG Sites). The JCO also provides for the appointment of a court-approved Site Administrator who will be responsible for establishing a master schedule for the remediation of the 20 PPG sites. The JCO establishes a goal, based on currently applicable remedial provisions, to remediate soils and sources of contamination at the PPG sites as expeditiously as possible with a five year goal for completion in accordance with a master schedule to be developed by the Site Administrator. On July 6, 2009, former United States Environmental Protection Agency Deputy Administrator, Michael McCabe, was appointed as Site Administrator under the JCO. The JCO also resolves reparation claims by the City of Jersey City with the payment of $1.5 million over a five year time period. The JCO does not

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

otherwise affect PPG’s responsibility for the remediation of the 14 ACO sites. PPG’s estimated costs under the proposed Orphan Sites Settlement and the JCO are included in the June 30, 2010 reserve for New Jersey chrome environmental remediation matters.

Multiple future events, including completion of feasibility studies, remedy selection, remedy design and remedy implementation involving governmental agency action or approvals will be required, and considerable uncertainty exists regarding the timing of these future events for the remaining 14 sites covered by the ACO and the six orphan sites for which PPG has accepted responsibility under the terms of a proposed Orphan Sites Settlement. Final resolution of these events is expected to occur over an extended period of time. The feasibility study work plan for the former manufacturing site is under review. The work plans for interim remedial measures, which consist of the removal and off-site disposal of concrete foundations, have been approved and the work associated is scheduled to begin in the third quarter of 2010. Remedy implementation for the former manufacturing site is scheduled to begin during the second quarter of 2012. The remedial action work plan for one other site is currently under review by NJDEP and remedial activities are scheduled to begin in the fourth quarter of 2010. The investigation and remediation of the five other ACO sites and the six orphan sites for which PPG has accepted sole responsibility is scheduled to be completed over the next four years. As these events occur and to the extent that the cost estimates of the environmental remediation remedies change, the existing reserve for this environmental remediation will be adjusted. Based on current information, PPG expects cash outlays related to remediation efforts in New Jersey to range from $30 million to $40 million in 2010 and $30 million to $50 million annually from 2011 through 2014.

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

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

The status of the remediation activity at the sites in New Jersey and at the Calcasieu River Estuary in Louisiana and the factors that could result in the need for additional environmental remediation reserves at those sites are described above. Initial remedial actions are occurring at the three operating plant sites in the chemicals businesses. These three operating plant sites are in Barberton, Ohio, Lake Charles, La., and Natrium, W.Va. At Barberton, PPG has completed a Facility Investigation and Corrective Measure Study (“CMS”) under USEPA’s Resource Conservation and Recycling Act (“RCRA”) Corrective Action Program. Currently, PPG is implementing the remediation alternatives recommended in the CMS using a performance-based approach with USEPA Region V oversight. However, USEPA Region V is transferring its oversight authority to the Ohio Environmental Protection Agency (OEPA). The OEPA has issued a draft Corrective Action Permit for Barberton which details the remedial steps to be taken at the facility. The OEPA has largely accepted the remedial recommendations of PPG. Finalization of the permit is expected later this year and will complete the transfer of remedial authority from USEPA to OEPA. Similarly, the Company has completed a Facility Investigation and CMS for the Lake Charles facility under the oversight of the LDEQ. The LDEQ has accepted the proposed remedial alternatives. PPG received notice of LDEQ issuance of the final Hazardous Waste Post-Closure/HSWA Permit on June 28, 2010. Planning for or implementation of these proposed alternatives is in progress. At Natrium, a facility investigation has been completed and initial interim remedial measures have been implemented to mitigate soil impacts. There is additional investigation of groundwater contamination ongoing which may indicate the need for further remedial actions to address specific areas of the facility.

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

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

Subsequent to the Phase 1 verdict, Vulcan and Oxy settled. In 2008, trial commenced on 18 Phase 2 Sites. Prior to submission of the case to the jury, the Court granted non-suit motions filed by all the defendants that limited PPG’s potential liability to one of the 18 sites. The damages sought at this one site totaled $27 million. A jury verdict in the amount of $18 million was returned against PPG and The Dow Chemical Company on May 18, 2009. The verdict was not apportioned. The jury was not able to reach a verdict on the statute of limitations issue on the site in question. PPG and Dow appealed the trial court’s refusal to decide the statute of limitations issue and to set the issue for retrial. In July 2009, the Superior Court ordered the trial court to decide the issue without re-trial. On August 24, 2009, the trial court issued an opinion finding that the City’s claims were barred by the statute of limitations. The effect of the ruling is to nullify the jury’s Phase 2 damage award. In October 2009, the trial court held a non-jury trial of the Redevelopment Authority’s damage claims under the “Polanco Act” for certain remediation and investigative costs incurred to date. On March 26, 2010, the court issued a Tentative Decision finding that none of the Defendants are liable under the Polanco Act. The Redevelopment Authority’s claims under this California statute related to four sites and totaled approximately $1 million. After considering objections filed by several parties, the court entered a final decision on June 3, 2010. The final decision did not change the result, which was a complete defense verdict on the Polanco Act claims. The court will combine the Phase 1 and Phase 2 verdicts and decide what amount of prior settlements will be applied to the final verdict. The allocation of prior settlements will be the subject of briefing and a court decision prior to the entry of a final judgment. It is likely that the parties will appeal the court’s decision.

The Company accrues for product warranties at the time the products are sold based on historical claims experience. As of June 30, 2010 and December 31, 2009, the reserve for product warranties was $8 million. Pretax charges against income for product warranties and the related cash outlays were not material for the three and six months ended June 30, 2010 and 2009.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The Company had outstanding letters of credit and surety bonds of $159 million and guarantees of $73 million as of June 30, 2010. The Company does not believe any loss related to such guarantees is likely.

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

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Reportable segment net sales and segment income (loss) for the three and six months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
	(Millions)

Net sales:
Performance Coatings	$1,111	$1,066	$2,076	$1,994
Industrial Coatings	939	741	1,832	1,385
Architectural Coatings - EMEA	500	527	936	936
Optical and Specialty Materials	301	255	585	500
Commodity Chemicals	360	319	688	680
Glass	247	207	467	403

Total (a)	$3,458	$3,115	$6,584	$5,898

Segment income (loss):
Performance Coatings	$190	$158	$317	$247
Industrial Coatings	112	28	213	12
Architectural Coatings - EMEA	50	55	61	58
Optical and Specialty Materials	86	61	168	121
Commodity Chemicals	53	42	56	125
Glass	16	(7)	13	(34)

Total	507	337	828	529

Legacy items (b)	(6)	(12)	(24)	(37)
Business restructuring (Note 6)	—	—	—	(186)
Asbestos settlement–net	(3)	(3)	(6)	(7)
Interest expense, net of interest income	(38)	(42)	(75)	(84)
Unallocated stock based compensation (Note 19)	(9)	(6)	(23)	(13)
Other unallocated corporate expense – net	(39)	(21)	(82)	(60)

Income before income taxes	$412	$253	$618	$142

(a)	Intersegment net sales for the three and six months ended June 30, 2010 and 2009 were not material.
(b)	Legacy items include current costs related to former operations of the Company, including pension and other postretirement benefit costs, certain environmental remediation costs and certain charges for legal and other matters. Legacy items also include the equity earnings/(loss) from PPG’s approximate 40 percent investment in Pittsburgh Glass Works (former automotive glass and services business). These legacy items are excluded from the segment income (loss) that is used to evaluate the performance of the operating segments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Performance in Second Quarter of 2010 Compared to Second Quarter of 2009

Performance Overview

Sales increased 11% in the second quarter of 2010 to $3,458 million compared to $3,115 million for the second quarter of 2009. Higher volumes accounted for 10% of this increase. Slight increases in selling prices were somewhat reduced by the negative effect of foreign currency translation.

Cost of sales, exclusive of depreciation and amortization, increased by $178 million for the second quarter of 2010 to $2,076 million compared to $1,898 million for the second quarter of 2009. Cost of sales as a percentage of sales was 60% for the second quarter of 2010 compared to 61% for the second quarter of 2009. This improvement was the result of favorable prices and lower manufacturing costs, slightly exceeding the negative impact of cost inflation.

Selling, general and administrative expenses increased by $14 million in the second quarter of 2010 compared to the second quarter of 2009 due to higher sales volumes. However, these expenses declined as a percent of sales to 21.5% in the second quarter of 2010 compared to 23.5% in the second quarter of 2009 driven by our cost reduction measures.

Interest expense declined from $49 million in the second quarter of 2009 to $46 million in the second quarter of 2010, reflective of the lower debt balances in 2010.

Other charges increased to $17 million in the second quarter of 2010 as compared to $12 million in the second quarter of 2009, due to slightly higher environmental expense in 2010. Other earnings increased to $53 million in the second quarter of 2010 as compared to $47 million for the second quarter of 2009. This increase was primarily due to higher equity earnings.

The effective tax rate on pretax earnings was 27 percent for the second quarter of 2010 compared to 33 percent for the second quarter of 2009. The second quarter 2010 and 2009 effective tax rates include a tax benefit of 38 percent on the adjustment to increase the current value of the Company’s obligation under the proposed asbestos settlement. The effective tax rate was 27 percent on remaining pretax earnings for the second quarter of 2010, inclusive of the impact of lowering the full year effective tax rate from 30 percent to 28 percent. The effective rate was 33% on remaining pretax earnings in the second quarter of 2009. This decline in our projected full year effective tax rate is primarily the result of shifts in the geographic mix of projected full year results.

Performance of Reportable Business Segments

Performance Coatings sales increased 4% to $1,111 million for the second quarter of 2010 compared to $1,066 million for the second quarter of 2009. Sales increased due to a combination of increased selling prices and the favorable impact of foreign currency. Overall for the segment, volumes remained level with the prior year. However, lower sales volumes in the architectural coatings – Americas and Asia/Pacific business offset volume growth in the refinish business. Segment income was $190 million for the second quarter of 2010 compared to $158 million for the second quarter of 2009. The increase in earnings resulted from an improved sales mix, favorable cost performance and currency. The impact of inflation on segment earnings was offset by higher pricing.

Industrial Coatings sales increased 27% to $939 million for the second quarter of 2010 compared to $741 million for the second quarter of 2009. Sales increased 26% due to higher sales volumes, in all businesses and in all regions. Segment income was $112 million for the second quarter of 2010 compared to $28 million for the same quarter in 2009. Factors increasing segment income were improved sales volumes and lower manufacturing and overhead costs. This segment also experienced raw material inflation.

Architectural Coatings - EMEA (Europe, Middle East and Africa) sales decreased 5% to $500 million for the second quarter of 2010 compared to $527 million for the second quarter of 2009. Sales declined due to the negative impact of foreign currency translation. The increases realized as a result of increased selling prices and the positive impact of acquisitions offset the negative impact of lower volumes. Segment income was $50 million for the second quarter of 2010 compared to $55 million for the same quarter in 2009. The decrease in segment income was the result of the negative impacts of foreign currency, lower volumes and raw material inflation offset somewhat by higher selling prices.

Optical and Specialty Materials sales increased 18% to $301 million for the second quarter of 2010 compared to $255 million for the second quarter of 2009. Sales increased 19% due to volume growth in both the optical products and silicas businesses.

Segment income was $86 million for the second quarter of 2010 compared to $61 million for the same quarter in 2009. The increase in segment income was primarily the result of higher sales volumes and lower manufacturing costs, offset slightly by increased advertising costs to support the sales growth.

Commodity Chemicals sales increased 13% to $360 million for the second quarter of 2010 compared to $319 million for the second quarter of 2009. Sales improved due to higher volumes and were partially offset by lower year over year prices. Segment income was $53 million for the second quarter of 2010 compared to $42 million for the same quarter in 2009. Segment income increased in large part due to higher sales volumes and lower manufacturing costs offset by the impact of lower selling prices and slightly higher input costs.

Glass sales increased $40 million to $247 million for the second quarter of 2010 compared to $207 million for the second quarter of 2009. The sales improvement is largely due to improved fiber glass volumes partially offset by lower pricing in both businesses. Segment income was $16 million for the second quarter of 2010 compared to a segment loss of $7 million for the same quarter in 2009. The increase in segment income was due to the improved fiber glass volumes, as well as reduced manufacturing costs and higher equity earnings and royalty income, which more than offset the effect of the lower selling prices.

Performance in the First Six Months of 2010 Compared to First Six Months of 2009

Performance Overview

Sales increased 12% for the first six months of 2010 to $6,584 million compared to $5,898 million for the first six months of 2009. Higher volumes accounted for an increase of 11 percent. A slight positive impact of favorable foreign currency was partly offset by a decline in selling prices.

Cost of sales, exclusive of depreciation and amortization, increased by $404 million for the first six months of 2010 to $4,020 million compared to $3,616 million for the first six months of 2009. This increase corresponds with the increase in sales. Cost of sales as a percentage of sales was approximately 61% for the first six months of 2010 and 2009.

Selling, general and administrative expenses increased by $25 million in the first six months of 2010 compared to the first six months of 2009 due to higher sales volumes, offset with overhead cost reduction actions taken in response to the decline in the global economy in early 2009. Selling, general and administrative costs as a percentage of sales declined from 24.5% to 22.4% in 2010.

Interest expense declined from $97 million in the first six months of 2009 to $91 million in the first six months of 2010, reflective of the lower debt balances in 2010.

The business restructuring charge of $186 million in the first six months of 2009 represents costs of a restructuring plan focused on further reducing PPG’s global cost structure.

Other earnings increased to $89 million in the first six months of 2010 as compared to $54 million for the first six months of 2009. This increase was largely due to higher equity earnings, including increases in our equity income from PPG’s investment in the former automotive glass and services business and our Asian fiber glass joint ventures.

The effective tax rate on pretax earnings was 42% for the first six months of 2010 compared to 45% for the first six months of 2009. Income tax expense for the six months ended June 30,

2010 includes expense of $85 million resulting from the reduction of our previously provided deferred tax asset related to our liability for retiree medical costs. The deferred tax asset was reduced due to tax law changes included in health care legislation enacted by Congress in March 2010 that included a provision to reduce the amount of retiree medical costs that will be deductible after December 31, 2012. The effective tax rate for the first six months of 2009 includes a tax benefit of 24% related to the business restructuring charge. The effective tax rates for 2010 and 2009 include a tax benefit of 38% on the adjustment to increase the current value of the Company’s obligation relating to asbestos claims under the proposed settlement. The effective tax rate was 28% on the remaining pretax earnings for the first six months of 2010 compared to 33% for the first six months of 2009. This decline in our effective tax rate is primarily the result of a shift in the geographic mix of projected full year earnings.

Net income (attributable to PPG) and earnings per share – assuming dilution (attributable to PPG) are summarized below:

(Millions, except per share amounts)
Six Months ended June 30, 2010	Net Income
	$	EPS
Net income (attributable to PPG)	$302	$1.81
Net income (attributable to PPG) includes:
Charge related to change in U.S. tax law (U.S. Patient Protection and Affordable Care Act)	85	0.51
Charge related to asbestos settlement(1)	4	0.02

(Millions, except per share amounts)
Six Months ended June 30, 2009	Net Income
	$	EPS
Net income (attributable to PPG)	$35	$0.21
Net income (attributable to PPG) includes:
Business restructuring charge	141	0.86
Charge related to asbestos settlement(1)	4	0.03

(1)	Net increase in the current value of the Company’s obligation relating to asbestos claims under the proposed asbestos settlement.

Performance of Reportable Segments

Performance Coatings sales increased 4% to $2,076 million for the first six months of 2010 compared to $1,994 million for the first six months of 2009. Sales increased 3% due to the favorable impact of foreign currency. The remaining increase in sales resulted from higher prices in excess of the impact of overall lower volume. Segment income was $317 million for the first six months of 2010 compared to $247 million for the first six months of 2009. An improved sales mix as well as increased selling prices, favorable foreign currency and lower overhead costs increased segment income. These factors were partially offset with the impact of raw material inflation.

Industrial Coatings sales increased 32% to $1,832 million for the first six months of 2010 compared to $1,385 million for the first six months of 2009. Sales increased 28% due to higher sales volumes, most notably in the automotive and industrial businesses. This segment experienced volume increases in all major regions. Sales also increased 4% due to the positive impact of foreign currency translation. Segment income was $213 million for the first six months of 2010 compared to $12 million for the same period in 2009. The higher sales volumes significantly increased segment earnings. Other factors increasing segment income were lower manufacturing and overhead costs, partially offset with the negative impact of inflation on raw materials.

Architectural Coatings - EMEA sales for the first six months of 2010 of $936 million were level with 2009. Sales have decreased 5% due to lower volumes, which was offset by increased prices and the impact of acquisitions. Segment income was $61 million for the first six months of 2010 compared to $58 million for the same period in 2009. The favorable impacts of increased selling prices and lower overhead costs were mostly offset by the negative impacts of inflation and lower sales volume.

Optical and Specialty Materials sales increased 17% to $585 million for the first six months of 2010 compared to $500 million for the first six months of 2009. Higher sales volume in both the optical products and silicas businesses increased sales by 16%. Segment income was $168 million for the first six months of 2010 compared to $121 million for the same period in 2009. The increase in segment income was primarily the result of the higher sales volumes and lower manufacturing costs offset slightly with higher advertising costs to support the growth in sales.

Commodity Chemicals sales increased 1% to $688 million for the first six months of 2010 compared to $680 million for the first six months of 2009. Sales improved due to higher sales volumes that were essentially offset by lower selling prices. Segment income was $56 million for the first six months of 2010 compared to $125 million for the same period in 2009. Segment income decreased primarily due to the negative impact of lower selling prices and the negative impact of inflation, offset partially by higher volumes and lower manufacturing and overhead costs.

Glass sales increased 16% to $467 million for the first six months of 2010 compared to $403 million for the first six months of 2009. Sales increased primarily due to fiber glass volumes offset somewhat by lower selling prices. Segment income was $13 million for the first six months of 2010 compared to a segment loss of $34 million for the same period in 2009. The improvement in segment earnings was due to the positive impact of the higher fiber glass sales volumes, improvement in manufacturing costs and higher equity earnings offset somewhat by lower selling prices.

Liquidity and Capital Resources

Cash from operating activities for the six months ended June 30, 2010 was $367 million versus cash from operations of $106 million for the comparable period of 2009. This increase in cash from operating activities in 2010 is primarily due to higher earnings for the six months ended June 30, 2010 and lower cash contributions to PPG pension plans. PPG has made approximately $50 million of 2010 cash pension contributions while pension contributions in the first six months of 2009 totaled $190 million. Cash from operations and the Company’s debt capacity are expected to continue to be sufficient to fund operating activities, capital spending, including acquisitions, dividend payments, debt service, amounts due under the proposed asbestos settlement, share repurchases, and contributions to pension plans.

The ratio of total debt, including capital leases, to total debt and equity was 47% at June 30, 2010 and December 31, 2009.

We do not have a mandatory contribution to make to our U.S. defined benefit pension plans in 2010; however, we expect to make voluntary contributions to these plans in 2010 totaling approximately $150 million. We expect to make mandatory contributions to our non-U.S. plans in 2010 of approximately $90 million, of which approximately $50 million was made by June 30, 2010.

In October 2009, the Company entered into an agreement with a counterparty to repurchase 1.2 million shares of the Company’s stock. As of June 30, 2010, the counterparty has purchased approximately 1.1 million shares at a weighted average price of $57.87 per share. There will be no additional shares purchased under this agreement. These shares are not considered outstanding for basic and diluted earnings per share calculations and total shareholders’ equity has been reduced by approximately $65 million at June 30, 2010, representing the amount that will be paid by PPG to the counterparty upon settlement, which is expected to occur by September 30, 2010.

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

Currency

From December 31, 2009 to June 30, 2010, the U.S. dollar strengthened against most European currencies, most notably the euro, the Polish zloty, and the British pound sterling. As a result, the effects of translating the net assets of PPG’s operations denominated in non-U.S. currencies to the U.S. dollar and the accounting for hedges of net investments in European operations and for certain foreign denominated financial instruments decreased consolidated net assets at June 30, 2010 by $340 million, compared to December 31, 2009. Comparing exchange rates during the first six months of 2010 to those of the first six months of 2009, in the countries in which PPG operates, the U.S. dollar was generally weaker, which had a favorable impact on June 30, 2010 pretax earnings of $6 million from the translation of these foreign earnings into U.S. dollars.

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

As of June 30, 2010 and December 31, 2009, PPG had reserves for environmental contingencies totaling $282 million and $287 million, respectively, of which $61 million and $59 million, respectively, were classified as current liabilities. Pretax charges against income for environmental remediation costs totaled $5 million and $12 million, respectively, for the three and six months ended June 30, 2010, and $3 million and $5 million, respectively, for the three and six months ended June 30, 2009, and are included in “Other charges” in the accompanying condensed consolidated statement of income. Cash outlays related to such environmental remediation aggregated $5 million and $12 million, respectively, for the three and six months ended June 30, 2010, and $7 million and $12 million, respectively, for the three and six months ended June 30, 2009. The impact of foreign currency translation decreased the liability by $5 million in the first half of 2010.

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

You can identify forward-looking statements by the fact that they do not relate strictly to current or historic facts. Forward-looking statements are identified by the use of the words “aim,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “outlook,” “forecast” and other expressions that indicate future events and trends. Any forward-looking statement speaks only as of the date on which such statement is made and the Company undertakes no obligation to update any forward looking statement, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our reports to the Securities and Exchange Commission. Also, note the following cautionary statements.

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

With the exception of the change in the fair value of PPG’s cross currency swaps, there were no material changes in the Company’s exposure to market risk from December 31, 2009. As of June 30, 2010 and December 31, 2009, the aggregate fair value of these swaps was a liability of $14 million and $308 million, respectively. A 10% increase in the value of the euro to the U.S. dollar would have had an unfavorable effect on the fair value of these swap contracts and increased the liability by $140 million and $182 million at June 30, 2010 and December 31, 2009, respectively.

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

A Notice of Intent (“NOI”) to file a Citizen Suit under the federal Clean Water Act has been received by PPG from the West Virginia Rivers Coalition and Oceana. The NOI alleges that PPG exceeded permitted discharge limits at its Natrium, West Virginia plant. The West Virginia Department of Environmental Protection filed suit in State Court for the permit exceedances covered by the NOI and informed PPG that it intended to seek a civil penalty. Prior to the expiration of the 60-day notice period, a lawsuit was filed in state court by the West Virginia Department of Environmental Protection (“WVDEP”) for the same alleged violations described in the Citizen Suit NOI, blocking the Citizen Suit for the time being. Following extensive negotiations with WVDEP, PPG signed a Consent Order on June 10, 2010 to resolve the lawsuit initiated by the agency. The settlement calls for the payment of a cash civil penalty of $1.02 million in four installments and a commitment to spend an additional $350,000 for supplemental environmental projects. PPG will also be required to complete certain facility improvements designed to ensure the facility’s compliance with the mercury limits in its water discharge permit by July 2011, which are designed to achieve compliance with the facility’s water discharge permit. The Company is currently evaluating several wastewater treatment technologies for this purpose, which are currently projected to cost between $2 million and $3 million. Of these expenditures, approximately $1 million has already been spent on capital improvements. The settlement agreement must be noticed for a 30-day public comment period before it can be entered by the court.

PPG received a Consolidated Compliance Order and Notice of Proposed Penalty (“CO/NOPP”) from the Louisiana Department of Environmental Quality (“DEQ”) in February 2006 alleging violation of various requirements of its Lake Charles, La. facility’s air permit based largely upon permit deviations self-reported by PPG. The CO/NOPP did not contain a proposed civil penalty. PPG filed a request for hearing and has engaged DEQ in settlement discussions. Since 2006, PPG has held discussions with DEQ to try to resolve the CO/NOPP. In April 2009, PPG offered to settle all of its self-reported air permit deviations through the first half of 2008 for a proposed penalty of $130,000. DEQ responded to this settlement offer by asking PPG to make another offer that includes all potential violations through the end of 2009. In PPG’s experience, resolution of such matters is difficult to predict, but it is reasonably likely that it could result in a civil penalty exceeding $100,000.

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

Under the PPG Deferred Compensation Plan for Directors, each director may elect to defer the receipt of all or any portion of the compensation paid to such director for serving as a PPG director. All deferred payments are held in the form of common stock equivalents. Payments out of the deferred accounts are made in the form of common stock of the Company (and cash as to any fractional common stock equivalent). In the second quarter of 2010, the directors, as a group, were credited with 2,242 common stock equivalents under this plan. The value of each common stock equivalent, when credited, ranged from $64.78 to $69.73.

Issuer Purchases of Equity Securities

The following table summarizes the Company’s stock repurchase activity for the three months ended June 30, 2010:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Programs
April 2010
Repurchase program	376,326	$70.32	376,326	6,973,683
Other transactions (2)	100,166	70.62	—	—
May 2010
Repurchase program	838,439	65.12	838,439	6,135,244
Other transactions (2)	3,452	71.03	—	—
June 2010
Repurchase program	381,800	62.95	381,800	5,753,444
Other transactions (2)	—	—	—	—

Total quarter ended June 30, 2010
Repurchase program	1,596,565	$65.83	1,596,565	5,753,444	(3)

Other transactions (2)	103,618	$70.63	—	—

(1)	Shares may be repurchased under a 10 million share repurchase program approved by PPG’s Board of Directors in October 2005 as well as an additional 5 million share repurchase program approved in December 2009. These programs do not have an expiration date.
(2)	Includes shares withheld or certified to in satisfaction of the exercise price and/or tax withholding obligation by holders of employee stock options who exercised options granted under the Company’s equity compensation plans.
(3)	Amount has not been reduced to reflect the impact of an agreement with a counterparty to repurchase 1,200,000 shares of PPG stock. Under the terms of this agreement, the counterparty purchased 1,111,300 shares in the open market and is now holding the shares until such time as the Company pays the agreed upon average price of $57.87 per share and takes possession of these shares. There will be no additional shares purchased under this agreement.

Item 6.	Exhibits

See the Index to Exhibits on Page 50.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PPG INDUSTRIES, INC.
(Registrant)

Date: July 26, 2010	By	/S/ ROBERT J. DELLINGER
Robert J. Dellinger Senior Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

PPG Industries Inc. and Consolidated Subsidiaries

Index to Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q.

†10	€650 million credit facility dated December 3, 2007 and entered into among PPG Industries, Inc. and certain of its subsidiaries with multiple banks and financial institutions and Societe Generale, as facility agent for the lenders.

†12	Computation of Ratio of Earnings to Fixed Charges for the Six Months Ended June 30, 2010 and for the Five Years Ended December 31, 2009.

†31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed herewith.
*	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income for the three and six months ended June 30, 2010 and 2009, (ii) the Condensed Consolidated Balance Sheet at June 30, 2010 and December 31, 2009, (iii) the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2010 and 2009, and (iv) Notes to Condensed Consolidated Financial Statements for the six months ended June 30, 2010. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.