Form 10-Q
period 2010-09-30
PPG INDUSTRIES INC
filed 2010-11-01
CIK 79879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2010

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

As of September 30, 2010, 163,019,256 shares of the Registrant’s common stock, par value $1.66- 2/3 per share, were outstanding.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Income (Unaudited)

(Millions, except per share amounts)

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009

Net sales	$3,460	$3,225	$10,044	$9,123
Cost of sales, exclusive of depreciation and amortization	2,108	1,989	6,128	5,605
Selling, general and administrative	739	732	2,211	2,179
Depreciation	86	88	260	264
Amortization (Note 8)	30	32	92	93
Research and development	97	95	290	286
Interest expense	46	47	137	144
Asbestos settlement – net (Note 20)	3	3	9	10
Business restructuring (Note 6)	—	—	—	186
Other charges	28	20	65	49
Other earnings	(63)	(56)	(152)	(110)

Income before income taxes	386	275	1,004	417

Income tax expense (Note 12)	94	90	352	154

Net income attributable to the controlling and noncontrolling interests	292	185	652	263

Less: net income attributable to noncontrolling interests	(30)	(26)	(88)	(69)

Net income (attributable to PPG)	$262	$159	$564	$194

Earnings per common share (Note 11)	$1.59	$0.96	$3.41	$1.18

Earnings per common share – assuming dilution (Note 11)	$1.58	$0.96	$3.39	$1.17

Dividends per common share	$0.55	$0.53	$1.63	$1.59

The accompanying notes to the condensed consolidated financial statements are an integral part of this consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheet (Unaudited)

	Sept. 30, 2010	Dec. 31, 2009
	(Millions)
Assets
Current assets:
Cash and cash equivalents	$930	$1,057
Receivables (less allowance for doubtful accounts of $111 million and $122 million)	2,958	2,628
Inventories (Note 7)	1,638	1,548
Other	779	748

Total current assets	6,305	5,981

Property (less accumulated depreciation of $5,694 million and $5,559 million)	2,620	2,754
Investments	536	499
Goodwill (Note 8)	2,725	2,784
Identifiable intangible assets (Note 8)	1,297	1,416
Other assets	637	806

Total	$14,120	$14,240

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt and current portion of long-term debt (Note 10)	$69	$272
Asbestos settlement (Note 20)	563	534
Accounts payable and accrued liabilities	2,860	2,648
Business restructuring (Note 6)	31	123

Total current liabilities	3,523	3,577

Long-term debt (Note 10)	3,066	3,074
Asbestos settlement (Note 20)	240	238
Deferred income taxes	316	328
Accrued pensions	770	944
Accrued other postretirement benefits	1,050	1,010
Other liabilities	1,053	1,147

Total liabilities	10,018	10,318

Commitments and contingent liabilities (Note 20)

Shareholders’ equity (Note 15):
Common stock	484	484
Additional paid-in capital	679	609
Retained earnings	8,433	8,139
Treasury stock	(4,442)	(4,218)
Accumulated other comprehensive loss	(1,280)	(1,261)

Total PPG shareholders’ equity	3,874	3,753
Noncontrolling interests	228	169

Total shareholders’ equity	4,102	3,922

Total	$14,120	$14,240

The accompanying notes to the condensed consolidated financial statements are an integral part of this consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows (Unaudited)

	Nine Months Ended September 30
	2010	2009
	(Millions)

Cash from operating activities	$698	$760

Investing activities:
Capital spending
Additions to property and long-term investments	(158)	(152)
Business acquisitions, net of cash balances acquired (2010 - $3) (Note 4)	(18)	(24)
Reductions of other property and investments	27	22
Deposit of cash into escrow	(5)	—
Release of cash held in escrow	6	19
Proceeds from termination of cross currency swap contracts	5	—
Payments on cross currency swap contracts	(9)	(3)

Cash used for investing activities	(152)	(138)

Financing activities:
Debt:
Net change in borrowings with maturities of three months or less	(61)	(412)
Repayments of other short-term debt	(137)	(357)
Proceeds from term loan	—	400
Repayment of 7.05% Notes due 2009		(116)
Other long-term debt activity	—	15
Other financing activities:
Proceeds from option exercises	69	—
Purchase of treasury stock	(275)	—
Dividends paid	(270)	(262)
Dividends paid on subsidiary common stock to noncontrolling interests (Note 15)	(31)	(29)
Other	11	—

Cash used for financing activities	(694)	(761)

Effect of currency exchange rate changes on cash and cash equivalents	21	16

Net decrease in cash and cash equivalents	(127)	(123)

Cash and cash equivalents, beginning of period	1,057	1,021

Cash and cash equivalents, end of period	$930	$898

The accompanying notes to the condensed consolidated financial statements are an integral part of this consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

The condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position of PPG Industries, Inc. and subsidiaries (the “Company” or “PPG”) as of September 30, 2010, and the results of their operations for the three and nine months ended September 30, 2010 and 2009 and their cash flows for the nine months then ended. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in PPG’s Annual Report on Form 10-K for the year ended December 31, 2009.

The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year.

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

In July 2010, the FASB issued new accounting guidance on finance receivables and the allowance for credit losses, including disclosure requirements. This new guidance is effective for fiscal years ending after December 15, 2010, and for interim periods within the first annual period of reporting under the new guidance. While PPG is currently evaluating the effect this new guidance may have on its consolidated financial statements, PPG does not believe that it will have a material effect on PPG’s consolidated results of operations, cash flows or financial position upon adoption.

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

($ in Millions)

	Level 1	Level 2	Level 3	Total
At September 30, 2010

Other current assets:
Foreign currency contracts(1)	$—	$13	$—	$13
Equity forward arrangement(2)	—	40	—	40
Marketable equity securities	4	—	—	4
Investments:
Marketable equity securities	53	1	—	54
Other assets:
Interest rate swaps(2)	—	20	—	20
Accounts payable and accrued liabilities:
Foreign currency contracts(3)	—	5	—	5
Natural gas swap contracts(2)	—	39	—	39
Other liabilities:
Cross currency swaps(2)	—	182	—	182
Natural gas swap contracts (2)	—	7	—	7
Forward starting swaps(2)	—	51	—	51

(1)	$11 million of this balance is designated as a hedging instrument under GAAP.
(2)	This entire balance is designated as a hedging instrument under GAAP.
(3)	$4 million of this balance is designated as a hedging instrument under GAAP.

At December 31, 2009

Other current assets:
Foreign currency contracts(1)	—	3	—	3
Equity forward arrangement(2)	—	18	—	18
Marketable equity securities	4	—	—	4
Investments:
Marketable equity securities	60	1	—	61
Other assets:
Interest rate swaps(2)	—	10	—	10
Forward starting swaps(2)	—	3	—	3
Accounts payable and accrued liabilities:
Foreign currency contracts(2)	—	8	—	8
Natural gas swap contracts(2)	—	37	—	37
Other liabilities:
Natural gas swap contracts(2)	—	13	—	13
Cross currency swaps(2)	—	308	—	308

(1)	The majority of this balance is designated as a hedging instrument under GAAP.
(2)	This entire balance is designated as a hedging instrument under GAAP.

4.	Acquisitions

During the nine months ended September 30, 2010, PPG spent $18 million on acquisitions (net of cash acquired of $3 million), and during the nine months ended September 30, 2009, PPG spent $24 million on acquisitions, including purchase price adjustments related to 2008 acquisitions and $15 million related to earn-out and holdback payments on acquisitions that were completed prior to December 31, 2008.

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

In July 2008, PPG entered into an agreement with affiliates of Kohlberg & Company, LLC, under which PPG would divest the automotive glass and services business to a new company formed by affiliates of Kohlberg. As part of this sale, PPG received a noncontrolling interest of approximately 40 percent in the new company, Pittsburgh Glass Works LLC. PPG accounts for its interest in Pittsburgh Glass Works LLC under the equity method of accounting.

PPG has retained certain liabilities for pension and post-employment benefits earned for service up to the time of the sale, totaling $850 million at December 31, 2009, for employees who were active as of the divestiture date and for individuals who were retirees of the business as of the divestiture date. PPG recognized expense of approximately $25 million and $33 million related to these obligations in the nine months ended September 30, 2010 and 2009, respectively.

Pittsburgh Glass Works LLC ceased production at its Oshawa, Canada plant in 2009 and closed its Hawkesbury, Canada plant in August 2010. Under Canadian pension regulations, these plant closures will result in partial wind-ups of the pension plans for former employees at these plants, the liability for which was retained by PPG. Each of these partial windups will result in settlement charges against PPG earnings and require cash contributions to the plans in amounts that will be determined following the required review of the partial wind-ups by the Canadian pension authorities. The amount of each pretax charge and the cash contribution is currently estimated to be in the range of $20-$30 million and $10-$15 million, respectively. The proposed effective dates of the partial windups related to the Oshawa and Hawkesbury plant closures are February 27, 2009 and August 31, 2010, respectively. The cash contributions must be made by the end of the five year period following the proposed effective dates of the partial wind-ups. The settlement charges will be recorded following the approval of the partial wind-ups by the Canadian pension authorities and when the related cash contributions are completed.

6.	Business Restructuring

During the third quarter of 2008, the Company finalized a restructuring plan as part of implementing PPG’s global transformation strategy and the integration of its 2008 acquisition of SigmaKalon. As part of that restructuring, PPG closed its coatings manufacturing facilities in Clarkson, Ont., Canada, and Geldermalsen, the Netherlands. Other staffing reductions in PPG’s coatings businesses in North America and Europe occurred in 2009. PPG also closed its Owen Sound, Ont., Canada, glass manufacturing facility and idled one float glass production line at its Mt. Zion, Ill., facility in the fourth quarter of 2008. Other actions included writing off idle production assets in PPG’s fiber glass and chemicals businesses.

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

At September 30, 2010, the remaining reserve for the 2008 and 2009 restructuring plans of $41 million includes $32 million for severance payments to certain former employees of which $10 million will be paid after September 30, 2011. The remaining restructuring actions are expected to be completed in the last quarter of 2010.

The following table summarizes the activity through September 30, 2010 related to the 2008 restructuring plans:

(Millions, except no. of employees)	Severance and Other Costs	Pension Curtailment Losses	Asset Write-offs	Total Reserve	Employees Impacted

Performance Coatings	$30	$—	$15	$45	270
Industrial Coatings	45	9	10	64	577
Architectural Coatings - EMEA	19	—	—	19	215
Commodity Chemicals	—	—	13	13	10
Glass	12	12	31	55	285

Total	$106	$21	$69	$196	1,357
Activity to date	(87)	(21)	(69)	(177)	(1,339)
Currency impact	(5)	—	—	(5)	—

Balance as of September 30, 2010	$14	$—	$—	$14	18

The following table summarizes the activity through September 30, 2010 related to the March 2009 restructuring plans:

(Millions, except no. of employees)	Severance and Other Costs	Asset Write-offs	Total Reserve	Employees Impacted
Performance Coatings	$35	$4	$39	764
Industrial Coatings	75	16	91	935
Architectural Coatings - EMEA	17	—	17	130
Optical & Specialty Materials	3	9	12	219
Commodity Chemicals	6	—	6	42
Glass	11	2	13	247
Corporate	7	1	8	91

Total	$154	$32	$186	2,428
Activity to date	(134)	(32)	(166)	(2,372)
Currency impact	7	—	7	—

Balance as of September 30, 2010	$27	$—	$27	56

7.	Inventories

Inventories as of September 30, 2010 and December 31, 2009 are detailed below.

	Sept. 30, 2010	Dec. 31, 2009
	(Millions)
Finished products	$938	$918
Work in process	142	125
Raw materials	443	390
Supplies	115	115

Total	$1,638	$1,548

Most U.S. inventories are valued using the last-in, first-out method. These inventories represented approximately 32% and 35% of total inventories at September 30, 2010 and December 31, 2009, respectively. If the first-in, first-out method of inventory valuation had been used, inventories would have been $201 million and $224 million higher as of September 30, 2010 and December 31, 2009, respectively.

8.	Goodwill and Other Identifiable Intangible Assets

The change in the carrying amount of goodwill attributable to each reportable segment for the nine months ended September 30, 2010 was as follows:

	Performance Coatings	Industrial Coatings	Architectural Coatings – EMEA	Optical and Specialty Materials	Commodity Chemicals	Glass	Total
	(Millions)

Balance, Dec. 31, 2009	$1,143	$509	$1,021	$51	$3	$57	$2,784
Acquisitions	—	—	7	—	1	—	8
Currency	1	(16)	(46)	(2)	—	(4)	(67)

Balance, September 30, 2010	$1,144	$493	$982	$49	$4	$53	$2,725

The carrying amount of acquired trademarks with indefinite lives as of September 30, 2010 and December 31, 2009 totaled $326 million and $334 million, respectively.

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and are detailed below.

	September 30, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(Millions)
Acquired technology	$515	$(264)	$251	$519	$(234)	$285
Customer-related intangibles	974	(337)	637	990	(286)	704
Trade names	120	(41)	79	122	(35)	87
Other	27	(23)	4	28	(22)	6

Balance	$1,636	$(665)	$971	$1,659	$(577)	$1,082

Aggregate amortization expense related to these identifiable intangible assets for the three and nine months ended September 30, 2010 was $30 million and $92 million, respectively, and for the three and nine months ended September 30, 2009 was $32 million and $93 million, respectively. As of September 30, 2010, estimated future amortization expense of identifiable intangible assets is as follows: $30 million for the remaining quarter of 2010 and $130 million in each of the next five years.

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

The following table summarizes the Company’s maximum exposure to loss associated with RS Cogen.

(Millions)
Investment in and advances to RS Cogen	$10
Take-or-pay obligation under power tolling arrangement	300

Maximum exposure to loss as of September 30, 2010	$310

10.	Debt

During the first nine months of 2010, the Company repaid $106 million borrowed under its €650 million revolving credit facility. In August 2010, PPG entered into a three-year credit agreement with several banks and financial institutions (the “Credit Agreement”). The Credit Agreement provides for a $1.2 billion unsecured revolving credit facility. In connection with entering into this Credit Agreement, the Company terminated its €650 million and its $1 billion revolving credit facilities that were each set to expire in 2011. There were no outstanding amounts due under either revolving facility at the time of their termination. The Company has the ability to increase the size of the Credit Agreement by up to an additional $300 million, subject to the receipt of lender commitments and other conditions. The Credit Agreement will terminate and all amounts outstanding will be due and payable on August 5, 2013.

The Credit Agreement provides that loans will bear interest at rates based, at the Company’s option, on one of two specified base rates plus a margin based on certain formulas defined in the Credit Agreement. Additionally, the Credit Agreement contains a commitment fee on the amount of unused commitment under the Credit Agreement ranging from 0.125% to 0.625% per annum. The applicable interest rate and the commitment fee will vary depending on the ratings established by Standard & Poor’s Financial Services LLC and Moody’s Investor Service Inc. for the Company’s non-credit enhanced, long-term, senior, unsecured debt.

The Credit Agreement contains usual and customary restrictive covenants for facilities of its type, which include, with specified exceptions, limitations on the Company’s ability to create liens or other encumbrances, to enter into sale and leaseback transactions and to enter into consolidations, mergers or transfers of all or substantially all of its assets. The Credit Agreement also requires the Company to maintain a ratio of total indebtedness to total capitalization, as defined in the Credit Agreement, of sixty percent or less.

The Credit Agreement contains customary events of default that would permit the lenders to accelerate the repayment of any loans, including the failure to make timely payments when due under the Credit Agreement or other material indebtedness, the failure to satisfy covenants contained in the Credit Agreement, a change in control of the Company and specified events of bankruptcy and insolvency. There were no amounts outstanding under the Credit Agreement at September 30, 2010.

In October of 2009, the Company entered into an agreement with a counterparty to repurchase up to 1.2 million shares of the Company’s stock of which 1.1 million shares were purchased in the open market. The counterparty held the shares until September of 2010 when the Company paid $65 million and took possession of these shares.

11.	Earnings Per Common Share

The following table presents the earnings per common share calculations for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
(Millions, except per share amounts)	2010	2009	2010	2009

Earnings per common share (attributable to PPG)
Net income (attributable to PPG)	$262	$159	$564	$194
Weighted average common shares outstanding	164.2	165.2	165.1	164.4

Earnings per common share (attributable to PPG)	$1.59	$0.96	$3.41	$1.18

Earnings per common share - assuming dilution (attributable to PPG)
Net income (attributable to PPG)	$262	$159	$564	$194

Weighted average common shares outstanding	164.2	165.2	165.1	164.4

Effect of dilutive securities:
Stock options	0.8	0.2	0.7	0.1
Other stock compensation plans	0.4	0.6	0.6	0.6

Potentially dilutive common shares	1.2	0.8	1.3	0.7

Adjusted weighted average common shares outstanding	165.4	166.0	166.4	165.1

Earnings per common share - assuming dilution (attributable to PPG)	$1.58	$0.96	$3.39	$1.17

Excluded from the computation of diluted earnings per share due to their antidilutive effect were 1.8 million outstanding stock options for the three and nine months ended September 30, 2010 and 5.2 million and 7.0 million outstanding stock options for the three and nine months ended September 30, 2009, respectively.

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

13.	Pensions and Other Postretirement Benefits

The net periodic benefit costs for the three and nine months ended September 30, 2010 and 2009 were as follows:

	Pensions
	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2010	2009	2010	2009
	(Millions)
Service cost	$15	$13	$48	$47
Interest cost	61	60	187	182
Expected return on plan assets	(69)	(57)	(208)	(170)
Amortization of prior service cost	1	2	3	5
Amortization of actuarial losses	29	34	91	98

Net periodic pension cost	$37	$52	$121	$162

PPG does not have a mandatory contribution to make to its U.S. defined benefit pension plans in 2010; however, PPG made voluntary contributions of $150 million to these plans in September 2010. PPG expects to make mandatory contributions to its non-U.S. plans in 2010 of approximately $90 million, of which approximately $67 million have been made as of September 30, 2010.

The net periodic other postretirement benefit costs for the three and nine months ended September 30, 2010 and 2009 were as follows:

	Other Postretirement Benefits
	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2010	2009	2010	2009
	(Millions)
Service cost	$5	$3	$14	$16
Interest cost	16	17	48	51
Amortization of prior service cost	(2)	(3)	(5)	(10)
Amortization of actuarial losses	5	8	15	25

Net periodic other postretirement benefit cost	$24	$25	$72	$82

14.	Comprehensive Income

Total comprehensive income for the three and nine months ended September 30, 2010 and 2009 was as follows:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2010	2009	2010	2009
	(Millions)
Net income attributable to the controlling and noncontrolling interests	$292	$185	$652	$263

Other comprehensive income (loss), net of tax:
Pension and other postretirement benefits (Note 13)	1	16	18	52
Unrealized currency translation adjustment	347	158	(5)	137
Unrealized losses on marketable securities	(1)	—	1	—
Net change – derivatives (Note 17)	(12)	11	(33)	8

Other comprehensive income (loss), net of tax	335	185	(19)	197

Total comprehensive income	627	370	633	460
Less: amounts attributable to noncontrolling interests:
Net income	(30)	(26)	(88)	(69)
Unrealized currency translation adjustment	(12)	(3)	—	—

Comprehensive income attributable to PPG	$585	$341	$545	$391

15.	Shareholders’ Equity

The following tables presents the change in total shareholders’ equity for the nine months ended September 30, 2010 and 2009, respectively.

(Millions)	Total PPG Shareholders’ Equity	Non-controlling Interests	Total
Balance, January 1, 2010	$3,753	$169	$3,922
Net income	564	88	652
Other comprehensive loss, net of tax	(19)	—	(19)
Cash dividends	(270)	—	(270)
Issuance of treasury stock	92	—	92
Purchase of treasury stock	(275)	—	(275)
Stock-based compensation activity	2	—	2
Dividends paid on subsidiary common stock to noncontrolling interests	—	(31)	(31)
Equity forward agreement (Note 10)	27	—	27
Other changes in noncontrolling interests	—	2	2

Balance, September 30, 2010	$3,874	$228	$4,102

(Millions)	Total PPG Shareholders’ Equity	Non-controlling Interests	Total
Balance, January 1, 2009	$3,333	$156	$3,489
Net income	194	69	263
Other comprehensive income, net of tax	197	—	197
Cash dividends	(262)	—	(262)
Issuance of treasury stock	139	—	139
Stock-based compensation activity	(4)	—	(4)
Dividends paid on subsidiary common stock to noncontrolling interests	—	(29)	(29)
Equity forward agreement (1)	(59)	—	(59)

Balance, September 30, 2009	$3,538	$196	$3,734

(1)

In December of 2008, the Company entered into an agreement with a counterparty to repurchase 1.5 million shares of the Company’s stock. Under the terms of the agreement, the counterparty purchased the shares in the open market in January of 2009. These shares were not considered outstanding for basic and diluted earnings per share calculation, and total shareholders’ equity at September 30, 2009 was reduced by $59 million, representing the amount that was paid by PPG to the counterparty upon settlement in December of 2009.

16.	Financial Instruments, Excluding Derivative Financial Instruments

Included in PPG’s financial instrument portfolio are cash and cash equivalents, cash held in escrow, marketable equity securities, company-owned life insurance and short- and long-term debt instruments. The fair values of these financial instruments approximated their carrying values at September 30, 2010 and December 31, 2009, in the aggregate, except for long-term debt.

Long-term debt (excluding capital lease obligations) had carrying and fair values totaling $3,037 million and $3,512 million, respectively, as of September 30, 2010. Long-term debt (excluding capital lease obligations) had carrying and fair values totaling $3,046 million and $3,313 million, respectively, as of December 31, 2009. The fair values of the debt instruments were based on discounted cash flows and interest rates then currently available to the Company for instruments of the same remaining maturities.

17.	Derivative Financial Instruments and Hedge Activities

The Company recognizes all derivative financial instruments as either assets or liabilities at fair value on the balance sheet. The accounting for changes in the fair value of a derivative depends on the use of the instrument. To the extent that a derivative is effective as a hedge of an exposure to future changes in cash flows, the change in fair value of the instrument is deferred in accumulated other comprehensive income (loss) (“AOCI”). Any portion considered to be ineffective is reported in earnings immediately, including changes in value related to credit risk. To the extent that a derivative is effective as a hedge of an exposure to future changes in fair value, the change in the derivative’s fair value is offset in the condensed consolidated statement of income by the change in fair value of the item being hedged. To the extent that a derivative or a financial instrument is effective as a hedge of a net investment in a foreign operation, the change in the derivative’s fair value is deferred as an unrealized currency translation adjustment in AOCI.

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

PPG enters into derivative financial instruments with high credit quality counterparties and diversifies its positions among such counterparties in order to reduce its exposure to credit losses. The Company did not realize a credit loss on derivatives during the nine month periods ended September 30, 2010 or 2009.

PPG centrally manages certain of its foreign currency transaction risk to minimize the volatility in cash flows caused by currency fluctuations. Decisions on whether to use derivative financial instruments to hedge the net transaction exposures related to all regions of the world are made based on the amount of those exposures by currency and, in certain situations, an assessment of the near-term outlook for certain currencies. This net hedging strategy does not qualify for hedge accounting; therefore, the change in the fair value of these instruments is recorded in “Other charges” in the accompanying condensed consolidated statement of income in the period of change. As of September 30, 2010 and December 31, 2009, the fair values of these contracts were assets of $1 million and less than $0.5 million, respectively.

PPG designates forward currency contracts as hedges against the Company’s exposure to variability in exchange rates on short-term intercompany borrowings denominated in foreign currencies. To the extent effective, changes in the fair value of these instruments are deferred in AOCI and subsequently reclassified to “Other charges” in the accompanying condensed consolidated statement of income as foreign exchange gains and losses are recognized on the related intercompany borrowings. The portion of the change in fair value considered to be ineffective is recognized immediately in “Other charges” in the accompanying condensed consolidated statement of income. All amounts related to these instruments deferred in AOCI as of September 30, 2010 will be reclassified to earnings within the next twelve months. As of September 30, 2010 and December 31, 2009, the fair value of these instruments was a net asset of $5 million and a net liability of $2 million, respectively.

PPG designates forward currency contracts as hedges against the Company’s exposure to future changes in fair value related to certain firm sales commitments denominated in foreign currencies. These contracts are designated as fair value hedges. As such, they are reported at fair value in the Company’s condensed consolidated balance sheet, with changes in the fair value of these contracts and that of the related firm sales commitments reported in net sales. As of September 30, 2010, these contracts converted $77 million to the South Korean won over the 33 month period ending June 30, 2013. As of December 31, 2009, these contracts converted $87 million to the South Korean won over the 18 month period ending June 30, 2011. As of September 30, 2010 and December 31, 2009, the fair value of the contracts was a net asset of $2 million and a net liability of $3 million, respectively.

PPG previously entered into ten U.S. dollar to euro cross currency swap contracts with a total notional amount of $1.3 billion, of which $600 million were to settle on March 15, 2013 and $700 million were to settle on March 15, 2018. One contract, with a notional amount of $140 million and a settlement date of March 15, 2018 was converted to cash during the first quarter of 2010. Accordingly, on settlement of the remaining outstanding contracts PPG will receive $1.2 billion U.S. dollars and pay euros to the counterparties to the contracts. During the term of these contracts, PPG will receive semiannual payments in March and September of each year based on U.S. dollar, long-term fixed interest rates, and PPG will make annual payments in March of each year to the counterparties based on euro, long-term fixed interest rates. The Company has designated these swaps as hedges of its net investment in the acquired SigmaKalon businesses and, as a result, the mark to market fair value adjustments of the swaps have been and will be recorded as a component of AOCI, and the cash flow impact of these swaps has been and will be classified as investing activities in the condensed consolidated statement of cash flows. As of September 30, 2010 and December 31, 2009, the fair value of these contracts was a net liability of $182 million and $308 million, respectively.

As of September 30, 2010 and December 31, 2009, PPG designated €300 million euro-denominated borrowings as a hedge of a portion of PPG’s net investment in the Company’s European operations. Also, during 2010 and 2009, certain portions of PPG’s various other euro-denominated borrowings were designated as hedges of PPG’s investments in its European operations. As a result, the changes in book value from adjusting these foreign denominated borrowings to current spot rates have been deferred in AOCI.

As of September 30, 2010 and December 31, 2009, the Company had accumulated pretax unrealized translation gains in AOCI of $60 million and translation losses in AOCI of $210 million, respectively, related to both the euro-denominated borrowings and the cross currency swaps that have been designated as hedges of net investments.

Deferrals in AOCI related to hedges of the Company’s net investments in European operations would be reclassified and recognized in earnings upon a substantial liquidation, sale or partial sale of such investments or upon impairment of all or a portion of such investments.

The Company manages its interest rate risk by monitoring its exposure to fixed and variable rates while attempting to minimize its interest costs. Generally, the Company maintains variable interest rate debt at a level of approximately 25% to 50% of total borrowings. PPG principally manages its fixed and variable interest rate risk by retiring and issuing debt from time to time and through the use of interest rate swaps. As of September 30, 2010 and December 31, 2009, these swaps converted $450 million of fixed rate debt to variable rate debt. The swaps are designated as fair value hedges. As such, these swaps are carried at fair value. Changes in the fair value of these swaps and that of the related debt are recorded in “Interest expense” in the accompanying condensed consolidated statement of income. As of September 30, 2010 and December 31, 2009, the fair value of these contracts was an asset of $20 million and $10 million, respectively.

The Company entered into forward starting swaps in 2009 and in the second quarter of 2010 to effectively lock-in a fixed interest rate for future debt refinancings with an anticipated term of ten years based on the ten year swap rate, to which will be added a corporate spread. All of the swap contracts are required to be settled in July 2012. As of September 30, 2010 and December 31, 2009, the notional amount of the swaps outstanding totaled $400 million and $250 million, respectively. To the extent that the swaps are effective, changes in the fair values of the swap contracts are deferred in AOCI. The portion of the change in fair value considered to be ineffective is recognized immediately in “Other charges” in the accompanying condensed consolidated statement of income. Amounts deferred in AOCI will be reclassified to interest expense over the same period of time that interest expense is recognized on the future borrowings. As of September 30, 2010 and December 31, 2009, the fair value of these swaps was a liability of $51 million and an asset of $3 million, respectively.

The Company uses derivative instruments to manage its exposure to fluctuating natural gas prices through the use of natural gas swap contracts. These instruments mature over the next 23 months. To the extent that these instruments are effective in hedging PPG’s exposure to price changes, changes in the fair values of the hedge contracts are deferred in AOCI and reclassified to “Cost of sales, exclusive of depreciation and amortization” as the natural gas is purchased. The amount of ineffectiveness is reported in “Other charges” in the accompanying condensed consolidated statement of income immediately. As of September 30, 2010 and December 31, 2009, the fair value of these contracts was a liability of $46 million and $50 million, respectively. Of the total pretax loss deferred in AOCI as of September 30, 2010, $39 million related to contracts that mature within the twelve-month period ending September 30, 2011.

PPG entered into a one-year renewable equity forward arrangement with a bank in order to mitigate the impact of changes in the fair value of 1,388,889 shares of PPG stock that is to be contributed to the asbestos settlement trust as discussed in Note 20, “Commitments and Contingent Liabilities.” This instrument, which has been renewed, is recorded at fair value as an asset or liability and changes in the fair value of this instrument are reflected in the “Asbestos settlement – net” caption of the accompanying condensed consolidated statement of income. The total principal amount payable for these shares is $62 million. PPG will pay to the bank interest based on the principal amount and the bank will pay to PPG an amount equal to the dividends paid on these shares during the period this instrument is outstanding. The difference between the principal amount and any amounts related to unpaid interest or dividends and the current market price for these shares, adjusted for credit risk, represents the fair value of the instrument as well as the amount that PPG would pay or receive if the bank chose to net settle the instrument. Alternatively, the bank may, at its option, require PPG to purchase the shares covered by the arrangement at the market price on the date of settlement. As of September 30, 2010 and December 31, 2009, the fair value of this contract was an asset of $40 million and $18 million, respectively.

No derivative instrument initially designated as a hedge instrument was undesignated or discontinued as a hedging instrument during the nine month periods ended September 30, 2010 or 2009. Nor were any amounts deferred in AOCI reclassified to earnings during these periods related to hedges of anticipated transactions that were no longer expected to occur.

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

For the first nine months of 2010, other comprehensive income included a net pretax loss due to cash flow hedge derivatives of $54 million ($33 million, net of tax). This loss was comprised of realized losses of $67 million and unrealized losses of $121 million. The realized losses related to the settlement during the period of natural gas contracts, interest rate swaps owned by one of the Company’s investees accounted for under the equity method of accounting and foreign currency contracts. The unrealized losses related to the change in fair value of the natural gas and foreign currency contracts, the change in fair value on forward starting swaps and interest rate swaps owned by one of the Company’s investees accounted for under the equity method of accounting.

For the first nine months of 2009, other comprehensive income included a net pretax gain due to cash flow hedge derivatives of $11 million ($8 million, net of tax). This gain was comprised of realized losses of $126 million and unrealized losses of $115 million. The realized losses related to the settlement during the period of natural gas contracts, foreign currency contracts, and interest rate swaps owned by one of the Company’s investees accounted for under the equity method of accounting. The unrealized losses related to the changes in fair value of the natural gas, foreign currency and forward starting swaps, partially offset by unrealized gains on interest rate swaps owned by one of the Company’s investees accounted for under the equity method of accounting.

Refer to Note 3, “Fair Value Measurement,” for additional disclosures related to the Company’s derivative instruments outstanding as of September 30, 2010 and December 31, 2009.

The following table provides details related to fair value, cash flow, net investment and economic hedges, by type of derivative and financial instrument. All dollar amounts are pretax and relate to the nine month period ended September 30, 2010.

(Millions)	Gain (Loss)	Gain (Loss) Recognized
Hedge Type	Deferred in OCI	Amount	Caption
Fair Value
Interest rate swaps (a)	Not applicable	$8	Interest expense
Foreign currency contracts (a)	Not applicable	(2)	Sales
Equity forward arrangements (a)	Not applicable	22	Asbestos - net

Total Fair Value		$28

Cash Flow
Natural gas swaps (a)	$(39)	$(43)	Cost of sales
Interest rate swaps of an equity method investee	(3)	(2)	Other earnings
Forward starting swaps (b)	(57)	—
Foreign currency contracts (c)	(23)	(23)	Other charges

Total Cash Flow	$(122)	$(68)

Net Investment
Cross currency swaps (d)	$125	$—
Foreign denominated debt	25	Not applicable

Total Net Investment	$150

Non-Hedge
Foreign currency contracts	Not applicable	$5	Other charges

Total Non-Hedge		$5

(a)	The ineffective portion related to each of these items was less than $0.1 million of expense.
(b)	The ineffective portion related to this item was $2 million of income and is recorded in Other charges.
(c)	The ineffective portion related to this item was $5 million of expense and is recorded in Other charges.
(d)	The ineffective portion related to this item was $3 million of expense and is recorded in Other charges.

The following tables provide details related to fair value, cash flow and net investment hedges, by type of financial instrument. All dollar amounts are pretax and relate to the nine month period ended September 30, 2009.

(Millions)	Gain (Loss)	Gain (Loss) Recognized
Hedge Type	Deferred in OCI	Amount	Caption
Fair Value
Interest rate swaps (a)	Not applicable	$3	Interest expense
Foreign currency contracts (a)	Not applicable	(8)	Sales
Equity forward arrangements (a)	Not applicable	23	Asbestos - net

Total Fair Value		$18

Cash Flow
Natural gas swaps (a)	$(73)	$(95)	Cost of sales
Interest rate swaps of an equity method investee	—	(2)	Other earnings
Forward starting swaps (a)	(13)
Foreign currency contracts (a)	(29)	(29)	Other charges

Total Cash Flow	$(115)	$(126)

Net Investment
Cross currency swaps (a)	$(190)	$—	Other charges
Foreign denominated debt	(23)	Not applicable

Total Net Investment	$(213)

Non-Hedge
Foreign currency contracts	Not applicable	$—	Other charges

Total Non-Hedge		$—

(a)	The ineffective portion related to this item was less than $1 million.

18.	Cash Flow Information

Cash payments for interest were $168 million and $180 million for the nine months ended September 30, 2010 and 2009, respectively. Cash payments for income taxes for the nine months ended September 30, 2010 and 2009 were $153 million and $162 million, respectively.

19.	Stock-Based Compensation

The Company’s stock-based compensation includes stock options, restricted stock units (“RSUs”) and grants of contingent shares that are earned based on achieving targeted levels of total shareholder return. All current grants of stock options, RSUs and contingent shares are made under the PPG Industries, Inc. Omnibus Incentive Plan (“PPG Omnibus Plan”). Shares available for future grants under the PPG Omnibus Plan were 4.1 million as of September 30, 2010.

Total stock-based compensation cost was $11 million and $34 million for the three and nine months ended September 30, 2010, respectively, and $8 million and $21 million for the three and nine months ended September 30, 2009, respectively. The total income tax benefit recognized in the accompanying condensed consolidated statement of income related to the stock-based compensation was $4 million and $12 million for the three and nine months ended September 30, 2010, respectively, and $3 million and $8 million for the three and nine months ended September 30, 2009, respectively.

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

Antitrust Matters

Several complaints were filed in late 2007 and early 2008 in different federal courts naming PPG and other flat glass producers as defendants in purported antitrust class actions. The complaints allege that the defendants conspired to fix, raise, maintain and stabilize the price and the terms and conditions of sale of flat glass in the United States in violation of federal antitrust laws. In June 2008, these cases were consolidated into one federal court class action in Pittsburgh, Pa. In the consolidated complaint, the plaintiffs seek a permanent injunction enjoining the defendants from future violations of the federal antitrust laws, unspecified compensatory damages, including treble damages, and the recovery of their litigation costs. Many allegations in the complaints are similar to those raised in proceedings by the European Commission in which fines were levied against other flat glass producers arising out of alleged antitrust violations. PPG is not involved in any of the proceedings in Europe. PPG divested its European flat glass business in 1998. A complaint containing allegations substantially similar to the U.S. litigation and seeking compensatory and punitive damages in amounts to be determined by the court was filed in the Superior Court in Windsor, Ontario, Canada in August 2008 regarding the sale of flat glass in Canada. In the third quarter of 2010, the other defendants in these cases agreed to settlements. Although PPG is aware of no wrongdoing or conduct on its part in the operation of its flat glass business that violated any antitrust laws, in order to avoid the ongoing expense of this protracted case, as well as the risks and uncertainties associated with complex litigation involving jury trials, in the third quarter of 2010 PPG reached an agreement in principle to resolve these flat glass antitrust matters for approximately $6 million. The charge for these matters was recorded in Other charges for the three and nine month periods ending September 30, 2010.

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

Several creditors and other interested parties filed objections to the disclosure statement. Those objections were overruled by the Bankruptcy Court by order dated July 6, 2009 approving the disclosure statement. The third amended PC plan of reorganization and disclosure statement were then sent to creditors, including asbestos claimants, for voting. The report of the voting agent, filed on February 18, 2010, reveals that all voting classes, including asbestos claimants, voted overwhelmingly in favor of the third amended PC plan of reorganization, which included the 2009 PPG Settlement Arrangement. In light of the favorable vote on the third amended PC plan of reorganization, the Bankruptcy Court conducted a hearing regarding the fairness of the proposed plan, including whether (i) the plan would be fair with respect to present and future claimants, (ii) such claimants would be treated in substantially the same manner, and (iii) the protection provided to PPG and its participating insurers would be fair in view of the assets they would convey to the Trust to be established as part of the third amended PC plan of reorganization. The hearing was held in June of 2010. The remaining objecting parties (a number of objections were resolved through plan amendments and stipulations filed before the hearing) appeared at the hearing and presented their cases. At the conclusion of the hearing, the Bankruptcy Court established a briefing schedule for its consideration of confirmation of the plan and the objections to confirmation. That briefing was completed and final oral arguments held in October 2010. Following those arguments, the Bankruptcy Court, after considering the objections to the third amended PC plan of reorganization, will enter a confirmation order if all requirements to confirm a plan of reorganization under the Bankruptcy Code have been satisfied. Such an order could be appealed to the U.S. District Court for the Western District of Pennsylvania. Assuming that the District Court approves a confirmation order, interested parties could appeal the order to the U.S. Third Circuit Court of Appeals and subsequently could seek review by the U.S. Supreme Court.

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

PPG’s Funding Obligations

PPG has no obligation to pay any amounts under the third amended PC plan of reorganization until the Funding Effective Date. If the third amended PC plan of reorganization is approved, PPG and certain of its insurers will make the following contributions to the Trust. On the Funding Effective Date, PPG will relinquish any claim to its equity interest in PC, convey the stock it owns in Pittsburgh Corning Europe and transfer 1,388,889 shares of PPG’s common stock or cash equal to the fair value of such shares as defined in the 2009 PPG Settlement Arrangement. PPG will make aggregate cash payments to the Trust of approximately $825 million, payable according to a fixed payment schedule over a period ending in 2023. The first payment is due on the Funding Effective Date. PPG would have the right, in its sole discretion, to prepay these cash payments to the Trust at any time at a discount rate of 5.5% per annum as of the prepayment date. PPG’s historical insurance carriers participating in the third amended PC plan of reorganization will also make cash payments to the Trust of approximately $1.7 billion between the Funding Effective Date and 2027. These payments could also be prepaid to the Trust at any time at a discount rate of 5.5% per annum as of the prepayment date. PPG will grant asbestos releases and indemnifications to all participating insurers, subject to amended coverage-in-place arrangements with certain insurers for remaining coverage of premises claims. PPG will grant certain participating insurers full policy releases on primary policies and full product liability releases on excess coverage policies. PPG will also grant certain other participating excess insurers credit against their product liability coverage limits.

PPG’s obligation under the 2009 PPG Settlement Arrangement at December 31, 2008 was $162 million less than the amount that would have been due under the 2002 PPG Settlement Arrangement. This reduction is attributable to a number of negotiated provisions in the 2009 PPG Settlement Arrangement, including the provisions relating to the channeling injunction under which PPG retains liability for any non-PC Relationship Claims. PPG will retain such amount as a reserve for asbestos-related claims that will not be channeled to the Trust, as this amount represents PPG’s best estimate of its liability for these claims. PPG does not have sufficient current claim information or settlement history on which to base a better estimate of this liability, in light of the fact that the Bankruptcy Court’s stay has been in effect since 2000. As a result, PPG’s reserve at September 30, 2010 and December 31, 2009 for asbestos-related claims that will not be channeled to the Trust is $162 million. In addition, under the 2009 PPG Settlement Arrangement, PPG will retain for its own account rights to recover proceeds from certain historical insurance assets, including policies issued by non-participating insurers. Rights to recover these proceeds would have been assigned to the Trust by PPG under the 2002 PPG Settlement Arrangement.

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

Of the total obligation of $803 million under the 2009 PPG Settlement Arrangement at September 30, 2010, $563 million is reported as a current liability and the present value of the payments due in the years 2012 to 2023 totaling $240 million is reported as a non-current liability in the accompanying condensed consolidated balance sheet as of September 30, 2010. The future accretion of the noncurrent portion of the liability will total $140 million and be reported as expense in the condensed consolidated statement of income over the period through 2023, as follows (in millions):

Remainder of 2010	$4
2011	14
2012	14
2013 – 2023	108

Total	$140

The following table summarizes the impact on PPG’s financial statements for the three and nine months ended September 30, 2010, respectively, and the three and nine months ended September 30, 2009, respectively, resulting from the 2009 PPG Settlement Arrangement including the change in fair value of the stock to be transferred to the Trust and the equity forward instrument (see Note 17, “Derivative Financial Instruments and Hedge Activities”) and the increase in the net present value of the future payments to be made to the Trust.

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
Increase (decrease) in expense:	2010	2009	2010	2009
	(Millions)
Change in fair value:
PPG stock	$18	$20	$21	$23
Equity forward instrument	(18)	(20)	(22)	(23)
Accretion of asbestos liability	3	3	10	10

Asbestos settlement – net expense	$3	$3	$9	$10

The fair value of the equity forward instrument is included as an Other current asset as of September 30, 2010 and December 31, 2009 in the accompanying condensed consolidated balance sheet. Payments under the fixed payment schedule require annual payments that are due each June. The current portion of the asbestos settlement liability included in the accompanying condensed consolidated balance sheet as of September 30, 2010 consists of all such payments required through June 2011, the fair value of PPG’s common stock and the value of PPG’s investment in Pittsburgh Corning Europe. The amount due June 30, 2012 of $16 million and the net present value of the remaining payments is included in the long-term asbestos settlement liability in the accompanying condensed consolidated balance sheet as of September 30, 2010.

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

As of September 30, 2010 and December 31, 2009, PPG had reserves for environmental contingencies totaling $282 million and $287 million, respectively, of which $64 million and $59 million, respectively, were classified as current liabilities. The reserve at September 30, 2010 included $176 million for environmental contingencies associated with PPG’s former chromium manufacturing plant in Jersey City, N.J. (“Jersey City”), $51 million for environmental contingencies associated with the Calcasieu River estuary and three operating plant sites in PPG’s chemicals business and $55 million for other environmental contingencies, including PPG’s estimated obligations related to sites on the National Priority List. The reserve at December 31, 2009 included $188 million for environmental contingencies associated with the former chromium manufacturing plant in Jersey City, $44 million for environmental contingencies associated with the Calcasieu River estuary and three operating plant sites in PPG’s chemical business and $55 million for other environmental contingencies, including National Priority List sites. Pretax charges against income for environmental remediation costs totaled $7 million and $19 million, respectively, for the three and nine months ended September 30, 2010, and $4 million and $9 million, respectively, for the three and nine months ended September 30, 2009, and are included in “Other charges” in the accompanying condensed consolidated statement of income. Cash outlays related to such environmental remediation aggregated $11 million and $23 million, respectively, for the three and nine months ended September 30, 2010 and $7 million and $19 million, respectively, for the three and nine months ended September 30, 2009. The impact of foreign currency translation decreased the liability by $1 million in the first nine months of 2010.

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

Management expects cash outlays for environmental remediation costs to be approximately $35 million in 2010 and to range from $50 million to $70 million annually through 2014. It is possible that technological, regulatory and enforcement developments, the results of environmental studies and other factors could alter the Company’s expectations with respect to charges against income and future cash outlays. Specifically, the level of expected cash outlays is highly dependent upon activity related to the former chromium manufacturing plant site in New Jersey as discussed below.

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

As a result of the extensive analysis undertaken in connection with the preparation and submission of the feasibility study work plan for the former chromium manufacturing location described above, the Company recorded a pretax charge of $165 million in the third quarter of 2006. The charge included estimated costs for remediation at the 14 remaining ACO sites, including the former manufacturing site, and for the resolution of litigation filed by NJDEP in May 2005 as discussed below. The principal estimated cost elements of the third quarter 2006 charge and of the remaining reserve at September 30, 2010 were based on competitively derived or readily available remediation industry cost data for representative remedial options, e.g., excavation and in situ stabilization/solidification. The major cost components are (i) in place soil treatment and transportation and disposal of excavated soil and (ii) construction services (related to soil excavation, groundwater management and site security), which account for approximately 50% and 30% of the reserve, respectively, as of September 30, 2010. The reserve also includes estimated costs for remedial investigation, interim remedial measures, engineering and project management. The most significant assumptions underlying the reserve are those related to the extent and concentration of chromium impacts in the soil, as these will determine the quantity of soil that must be treated in place, the quantity that will have to be excavated and transported for offsite disposal, and the nature of disposal required. The charges are exclusive of any third party indemnification, as management does not expect to receive any such amounts.

In May 2005, the NJDEP filed a complaint against PPG and two other former chromium producers seeking to hold the parties responsible for a further 53 sites where the source of chromium contamination is not known and to recover costs incurred by the agency in connection with its response activities at certain of those sites. During the third quarter of 2008, the parties reached an agreement in principle on all claims relating to these 53 sites (the “Orphan Sites Settlement”). Under the terms of the proposed Orphan Sites Settlement, PPG would, among other things, accept responsibility for remediation of six of the 53 sites, one half of the cost for remediating nine sites where chrome ore processing residue was used as fill in connection with the installation or repair of sewer pipes owned by the City, reimburse the NJDEP for a portion of past costs in the amount of $5 million and be responsible for the NJDEP’s oversight costs associated with the sites for which PPG is wholly or partially responsible. The proposed Orphan Sites Settlement would not affect PPG’s responsibilities for the 14 remaining unremediated sites covered by PPG’s ACO. However, a settlement agreement among PPG, NJDEP and Jersey City has been reached and memorialized in the form of a Judicial Consent Order (the “JCO”) that was entered by the Court on June 26, 2009. PPG’s remedial obligations under the ACO with NJDEP have been incorporated into the JCO. Pursuant to the JCO, a new process has been established for the review of the technical reports PPG must submit for the investigation and remedy selection for the 14 ACO sites and the six sites for which PPG has accepted sole responsibility under the terms of the proposed Orphan Sites Settlement (i.e., 20 PPG Sites). The JCO also provides for the appointment of a court-approved Site Administrator who has established a master schedule for the remediation of the 20 PPG sites. The JCO establishes a goal, based on currently applicable remedial options, to remediate soils and sources of contamination at the PPG sites as expeditiously as possible with a five year goal for completion in accordance with a master schedule that was developed by the Site Administrator. On July 6, 2009, former United States Environmental Protection Agency Deputy Administrator, Michael McCabe, was appointed as Site Administrator under the JCO. The JCO also resolves reparation claims by the City of Jersey City with the payment of $1.5 million over a five year time period. The JCO does not otherwise affect PPG’s responsibility for the remediation of the 14 ACO sites. PPG’s estimated costs under the proposed Orphan Sites Settlement and the JCO are included in the September 30, 2010 reserve for New Jersey chrome environmental remediation matters.

Multiple future events, including completion of feasibility studies, remedy selection, remedy design and remedy implementation involving governmental agency action or approvals will be required, and considerable uncertainty exists regarding the timing of these future events for the remaining 14 sites covered by the ACO and the six orphan sites for which PPG has accepted responsibility under the terms of a proposed Orphan Sites Settlement. Final resolution of these events is expected to occur over an extended period of time. The feasibility study work plan for the former manufacturing site is under review. The work plans for interim remedial measures, which consist of the removal and off-site disposal of concrete foundations, have been approved and the work associated began in the third quarter of 2010. Remedy implementation for the former manufacturing site is scheduled to begin during the second quarter of 2012. The remedial action work plan for one other site is currently under review by NJDEP and remedial activities are scheduled to begin in the fourth quarter of 2010. The investigation and remediation of the five other ACO sites and the six orphan sites for which PPG has accepted sole responsibility is scheduled to be completed over the next four years. As these events occur and to the extent that the cost estimates of the environmental remediation remedies change, the existing reserve for this environmental remediation will be adjusted. Based on current information, PPG expects cash outlays related to remediation efforts in New Jersey to range from $20 million to $25 million in 2010 and $30 million to $60 million annually from 2011 through 2014.

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

The status of the remediation activity at the sites in New Jersey and at the Calcasieu River Estuary in Louisiana and the factors that could result in the need for additional environmental remediation reserves at those sites are described above. Initial remedial actions are occurring at the three operating plant sites in the chemicals businesses. These three operating plant sites are in Barberton, Ohio, Lake Charles, La., and Natrium, W.Va. At Barberton, PPG has completed a Facility Investigation and Corrective Measure Study (“CMS”) under USEPA’s Resource Conservation and Recycling Act (“RCRA”) Corrective Action Program. PPG has been implementing the remediation alternatives recommended in the CMS using a performance-based approach with USEPA Region V oversight. However, USEPA Region V has transferred its oversight authority to the Ohio Environmental Protection Agency (OEPA). The Barberton Corrective Action Permit was issued by Ohio EPA on September 24, 2010. The OEPA has largely accepted the remedial recommendations of PPG. Similarly, the Company has completed a Facility Investigation and CMS for the Lake Charles facility under the oversight of the LDEQ. The LDEQ has accepted the proposed remedial alternatives. PPG received notice of LDEQ issuance of the final Hazardous Waste Post-Closure/HSWA Permit on June 28, 2010. The Permit was issued in final form on September 23, 2010. Planning for or implementation of these proposed alternatives is in progress. At Natrium, a facility investigation has been completed and initial interim remedial measures have been implemented to mitigate soil impacts. There is additional investigation of groundwater contamination ongoing which may indicate the need for further remedial actions to address specific areas of the facility. Preliminary engineering design of a groundwater treatment system is underway.

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

PPG is a defendant in a matter in the California State Court in San Francisco in which plaintiffs claim that PPG and other defendants manufactured a defective product, the dry cleaning solvent perchloroethylene (“PCE”), and failed to provide adequate warnings regarding the environmental risks associated with the use of PCE. The plaintiffs claimed the defendants are responsible for remediation of soil and groundwater contamination at numerous dry cleaner sites in Modesto, California. In 2006, a Phase 1 trial was conducted as to four sites. The jury returned a verdict in the amount of $3.1 million against PPG, The Dow Chemical Company, Vulcan, Oxy, and R.R. Street. The verdict was not apportioned.

Subsequent to the Phase 1 verdict, Vulcan and Oxy settled. In 2008, trial commenced on 18 Phase 2 Sites. Prior to submission of the case to the jury, the Court granted non-suit motions filed by all the defendants that limited PPG’s potential liability to one of the 18 sites. The damages sought at this one site totaled $27 million. A jury verdict in the amount of $18 million was returned against PPG and The Dow Chemical Company on May 18, 2009. The verdict was not apportioned. The jury was not able to reach a verdict on the statute of limitations issue on the site in question. PPG and Dow appealed the trial court’s refusal to decide the statute of limitations issue and to set the issue for retrial. In July 2009, the Superior Court ordered the trial court to decide the issue without re-trial. On August 24, 2009, the trial court issued an opinion finding that the City’s claims were barred by the statute of limitations. The effect of the ruling was to nullify the jury’s Phase 2 damage award. In October 2009, the trial court held a non-jury trial of the Redevelopment Authority’s damage claims under the “Polanco Act” for certain remediation and investigative costs incurred to date. On March 26, 2010, the court issued a Tentative Decision finding that none of the Defendants were liable under the Polanco Act. The Redevelopment Authority’s claims under this California statute related to four sites and totaled approximately $1 million. After considering objections filed by several parties, the court entered a final decision in favor of the defendants on June 3, 2010. The court will combine the Phase 1 and Phase 2 verdicts and decide what amount of prior settlements will be applied to the final verdict. The allocation of prior settlements will be the subject of briefing and a court decision prior to the entry of a final judgment. It is likely that the parties will appeal the court’s decision.

The Company accrues for product warranties at the time the products are sold based on historical claims experience. As of September 30, 2010 and December 31, 2009, the reserve for product warranties was $8 million. Pretax charges against income for product warranties and the related cash outlays were not material for the three and nine months ended September 30, 2010 and 2009.

The Company had outstanding letters of credit and surety bonds of $165 million and guarantees of $100 million as of September 30, 2010. The Company does not believe any loss related to such guarantees is likely.

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

Reportable segment net sales and segment income (loss) for the three and nine months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2010	2009	2010	2009
	(Millions)
Net sales:
Performance Coatings	$1,103	$1,075	$3,179	$3,069
Industrial Coatings	927	824	2,759	2,209
Architectural Coatings - EMEA	512	559	1,448	1,495
Optical and Specialty Materials	288	257	873	757
Commodity Chemicals	370	287	1,058	967
Glass	260	223	727	626

Total (a)	$3,460	$3,225	$10,044	$9,123

Segment income (loss):
Performance Coatings	$174	$155	$491	$402
Industrial Coatings	86	58	299	70
Architectural Coatings - EMEA	50	59	111	117
Optical and Specialty Materials	82	67	250	188
Commodity Chemicals	60	19	116	144
Glass	32	(6)	45	(40)

Total	484	352	1,312	881

Legacy items (b)	(16)	(11)	(40)	(48)
Business restructuring (Note 6) (c)	—	—	—	(186)
Asbestos settlement–net	(3)	(3)	(9)	(10)
Interest expense, net of interest income	(37)	(40)	(112)	(124)
Unallocated stock based compensation (Note 19)	(11)	(8)	(34)	(21)
Other unallocated corporate expense – net(d)	(31)	(15)	(113)	(75)

Income before income taxes	$386	$275	$1,004	$417

(a)	Intersegment net sales for the three and nine months ended September 30, 2010 and 2009 were not material.
(b)	Legacy items include current costs related to former operations of the Company, including pension and other postretirement benefit costs, certain environmental remediation costs and certain charges for legal matters, including a charge related to flat glass antitrust matters in the third quarter of 2010, and other matters. Legacy items also include the equity earnings/(loss) from PPG’s approximate 40 percent investment in Pittsburgh Glass Works (former automotive glass and services business). These legacy items are excluded from the segment income (loss) that is used to evaluate the performance of the operating segments.
(c)	For the nine months ended September 30, 2009, business restructuring includes charges of $41 million for the Performance Coatings segment, $93 million for the Industrial Coatings segment, $13 million for the Architectural Coatings—EMEA segment, $12 million for the Optical and Specialty Materials segment, $6 million for the Commodity Chemicals segment, $13 million for the Glass segment, and $8 million for corporate. These costs were considered to be unusual and non-recurring and did not reduce the segment earnings used to evaluate the performance of the operating segments.
(d)	The increase in corporate unallocated costs in 2010 is due to higher variable pay and benefit costs. In addition, changes in foreign currency conversion rates used to translate foreign denominated corporate receivables and payables resulted in unfavorable earnings impacts in comparison with the prior year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Performance in Third Quarter of 2010 Compared to Third Quarter of 2009

Performance Overview

Sales increased 7% in the third quarter of 2010 to $3,460 million compared to $3,225 million for the third quarter of 2009. Higher volumes accounted for 6% of this increase. Increases in selling prices were mostly offset by the negative effect of foreign currency translation.

Cost of sales, exclusive of depreciation and amortization, increased by $119 million for the third quarter of 2010 to $2,108 million compared to $1,989 million for the third quarter of 2009. Cost of sales as a percentage of sales was 61% for the third quarter of 2010 compared to 62% for the third quarter of 2009. This improvement was the result of favorable prices and lower manufacturing costs, slightly exceeding the negative impact of cost inflation.

Selling, general and administrative expenses increased by $7 million in the third quarter of 2010 compared to the third quarter of 2009. However, these expenses declined as a percent of sales from 22.7% in the third quarter of 2009 to 21.4% in the third quarter of 2010. The increase in selling, general and administrative expenses is a result of our higher sales volumes and inflation offset by currency and our cost reduction measures.

Other charges increased to $28 million in the third quarter of 2010 as compared to $20 million in the third quarter of 2009 due to higher environmental expense in 2010. Other earnings increased to $63 million in the third quarter of 2010 as compared to $56 million for the third quarter of 2009. This increase was primarily due to higher equity earnings.

The effective tax rate on pretax earnings was 24.4 percent for the third quarter of 2010 compared to 32.7 percent for the third quarter of 2009. The third quarter 2010 and 2009 effective tax rates include a tax benefit of 38 percent on the adjustment to increase the current value of the Company’s obligation under the proposed asbestos settlement. The third quarter 2010 effective rate also includes a $3 million benefit as a result of enacted changes in statutory tax rates and a $6 million benefit from a catch-up adjustment from reducing the effective tax rate from 28 percent to 27 percent in the third quarter. The effective tax rate was 27 percent on remaining pretax earnings for the third quarter of 2010. The effective tax rate was 33 percent on remaining pretax earnings for the third quarter of 2009. This decline in our projected full year effective tax rate in 2010 is primarily the result of shifts in the geographic mix of projected full year results.

Performance of Reportable Business Segments

Performance Coatings sales increased 3% to $1,103 million for the third quarter of 2010 compared to $1,075 million for the third quarter of 2009. Sales increased due to increased selling prices. Overall for the segment, volumes remained level with the prior year. However, lower sales volumes in the architectural coatings – Americas and Asia/Pacific business offset volume growth in the refinish, aerospace, and protective and marine coatings businesses. Segment income was $174 million for the third quarter of 2010 compared to $155 million for the third quarter of 2009. The increase in earnings resulted from higher selling prices, an improved sales mix and favorable cost performance which exceeded the impact of inflation.

Industrial Coatings sales increased 13% to $927 million for the third quarter of 2010 compared to $824 million for the third quarter of 2009. Sales increased 14% due to higher sales volumes, especially in the automotive coatings and industrial coatings businesses, and in all regions. Segment income was $86 million for the third quarter of 2010 compared to $58 million for the same quarter in 2009. Factors increasing segment income were improved sales volumes and lower manufacturing and overhead costs, while raw material and other cost inflation reduced segment income.

Architectural Coatings - EMEA (Europe, Middle East and Africa) sales decreased 8% to $512 million for the third quarter of 2010 compared to $559 million for the third quarter of 2009. Sales declined due to the negative impact of foreign currency translation. The increases realized as a result of increased selling prices and the positive impact of several small acquisitions offset the negative impact of lower volumes. Segment income was $50 million for the third quarter of 2010 compared to $59 million for the same quarter in 2009. Half of the decrease in segment income was the result of the negative impacts of foreign currency, while lower volumes and raw material inflation offset somewhat by higher selling prices accounted for the remainder of the decrease.

Optical and Specialty Materials sales increased 12% to $288 million for the third quarter of 2010 compared to $257 million for the third quarter of 2009. The sales increase was due to volume growth in both the optical products and silicas businesses. Segment income was $82 million for the third quarter of 2010 compared to $67 million for the same quarter in 2009. The increase in segment income was primarily the result of higher sales volumes offset slightly by increased selling and advertising costs to support the sales growth.

Commodity Chemicals sales increased 29% to $370 million for the third quarter of 2010 compared to $287 million for the third quarter of 2009. Sales improved due to higher volumes and pricing increases. Segment income was $60 million for the third quarter of 2010 compared to $19 million for the same quarter in 2009. Segment income increased in large part due to higher sales pricing and volumes with some offset from the impact of higher maintenance and environmental costs and inflation.

Glass sales increased $37 million to $260 million for the third quarter of 2010 compared to $223 million for the third quarter of 2009. The sales improvement is largely due to improved fiber glass volumes partially offset by the effects of currency. Price gains in the fiber glass business were offset by declines in the performance glazings business. Segment income was $32 million for the third quarter of 2010 compared to a segment loss of $6 million for the same quarter in 2009. The increase in segment income was due to the improved fiber glass volumes, as well as reduced manufacturing costs and higher equity earnings and royalty income.

Performance in the First Nine Months of 2010 Compared to First Nine Months of 2009

Performance Overview

Sales increased 10% for the first nine months of 2010 to $10,044 million compared to $9,123 million for the first nine months of 2009. Higher volumes accounted for an increase of 9 percent. There was also a slight positive impact from favorable foreign currency.

Cost of sales, exclusive of depreciation and amortization, increased by $523 million for the first nine months of 2010 to $6,128 million compared to $5,605 million for the first nine months of 2009. This increase corresponds with the increase in sales. Cost of sales as a percentage of sales was approximately 61% for the first nine months of 2010 and 2009.

Selling, general and administrative expenses increased by $32 million in the first nine months of 2010 compared to the first nine months of 2009 due to higher sales volumes and the impact of inflation and currency, offset by overhead cost reduction actions taken in response to the decline in the global economy in early 2009. Selling, general and administrative costs as a percentage of sales declined from 23.9% to 22.0% in 2010.

Interest expense declined from $144 million in the first nine months of 2009 to $137 million in the first nine months of 2010, reflective of the lower debt balances in 2010.

The business restructuring charge of $186 million in the first nine months of 2009 represents costs of a restructuring plan focused on further reducing PPG’s global cost structure.

Other charges increased to $65 million in the first nine months of 2010 compared to $49 million in the same period in 2009. The increase was due primarily to higher environmental and litigation settlement costs. Other earnings increased to $152 million in the first nine months of 2010 as compared to $110 million for the first nine months of 2009. This increase was largely due to higher equity earnings, including increases in our equity income from PPG’s investment in the former automotive glass and services business and our Asian fiber glass joint ventures.

The effective tax rate on pretax earnings was 35 percent for the first nine months of 2010 compared to 37 percent for the first nine months of 2009. Income tax expense for the nine months ended September 30, 2010 includes expense of $85 million resulting from the reduction of our previously provided deferred tax asset related to our accrued retiree medical costs. The deferred tax asset was reduced due to tax law changes included in health care legislation enacted by Congress in March 2010 that included a provision to reduce the amount of retiree medical costs that will be deductible after December 31, 2012. Income tax expense also includes a $3 million benefit as a result of enacted changes in statutory tax rates. The effective tax rate for the first nine months of 2009 includes a tax benefit of 24 percent related to the business restructuring charge. The effective tax rates for 2010 and 2009 include a tax benefit of 38 percent on the adjustment to increase the current value of the Company’s obligation relating to asbestos claims under the proposed settlement. The effective tax rate was 27 percent on the remaining pretax earnings for the first nine months of 2010 compared to 33 percent for the first nine months of 2009. This decline in our projected full year 2010 effective tax rate is the result of shifts in the geographic mix of projected full year results.

Net income (attributable to PPG) and earnings per share – assuming dilution (attributable to PPG) are summarized below:

(Millions, except per share amounts)
Nine Months ended September 30, 2010	Net Income
	$	EPS
Net income (attributable to PPG)	$564	$3.39
Net income (attributable to PPG) includes:
Charge related to change in U.S. tax law (U.S. Patient Protection and Affordable Care Act)	85	0.51
Charge related to asbestos settlement(1)	6	0.03

(Millions, except per share amounts)
Nine Months ended September 30, 2009	Net Income
	$	EPS
Net income (attributable to PPG)	$194	$1.17
Net income (attributable to PPG) includes:
Business restructuring charge	141	0.86
Charge related to asbestos settlement(1)	6	0.04

(1)	Net increase in the current value of the Company’s obligation relating to asbestos claims under the proposed asbestos settlement.

Performance of Reportable Segments

Performance Coatings sales increased 4% to $3,179 million for the first nine months of 2010 compared to $3,069 million for the first nine months of 2009. Sales increased due to higher pricing and favorable currency. Volume declined slightly as reduced volume in the architectural coatings – Americas and Asia Pacific business more than offset improved volume in the refinish business. Segment income was $491 million for the first nine months of 2010 compared to $402 million for the first nine months of 2009. An improved sales mix, favorable foreign currency and lower manufacturing and overhead costs increased segment income. The impact of inflation on segment earnings was offset by higher selling prices.

Industrial Coatings sales increased 25% to $2,759 million for the first nine months of 2010 compared to $2,209 million for the first nine months of 2009. Sales increased primarily due to higher sales volumes, most notably in the automotive and industrial businesses. This segment experienced volume increases in all major regions. Sales also increased due to pricing and foreign currency. Segment income was $299 million for the first nine months of 2010 compared to $70 million for the same period in 2009. The higher sales volume was the significant factor resulting in increased segment earnings. Lower manufacturing and overhead costs, favorable currency and higher pricing were offset by the negative impact of inflation, particularly in raw materials.

Architectural Coatings - EMEA sales decreased 3% to $1,448 million for the first nine months of 2010 compared to $1,495 million for the same period in 2009. Sales have decreased primarily due to the negative impact of foreign currency translation. The increases realized as a result of higher selling prices and the impact of acquisitions offset the negative impact of lower volumes. Segment income was $111 million for the first nine months of 2010 compared to $117 million for the same period in 2009. The decrease in earnings is also due to the negative impact of currency as the benefits of higher selling prices and lower overhead costs were offset by the impact of inflation and lower sales volume.

Optical and Specialty Materials sales increased 15% to $873 million for the first nine months of 2010 compared to $757 million for the first nine months of 2009 due to higher sales volume in both the optical products and silicas businesses. Segment income was $250 million for the first nine months of 2010 compared to $188 million for the same period in 2009. The increase in segment income was primarily the result of the higher sales volumes and lower manufacturing costs offset slightly by higher advertising costs to support the growth in optical sales.

Commodity Chemicals sales increased 9% to $1,058 million for the first nine months of 2010 compared to $967 million for the first nine months of 2009. Sales improved due to higher sales volumes that were partially offset by lower selling prices. Segment income was $116 million for the first nine months of 2010 compared to $144 million for the same period in 2009. Segment income decreased primarily due to the negative impact of lower selling prices and higher input costs, offset partially by higher volumes and lower manufacturing and overhead costs.

Glass sales increased 16% to $727 million for the first nine months of 2010 compared to $626 million for the first nine months of 2009. Sales increased primarily due to higher fiber glass volumes offset somewhat by lower selling prices, primarily in the performance glazings business. Segment income was $45 million for the first nine months of 2010 compared to a segment loss of $40 million for the same period in 2009. The improvement in segment earnings was due to the positive impact of the higher fiber glass sales volumes, improvement in manufacturing costs associated with much higher production throughput and higher equity earnings offset somewhat by lower selling prices.

Liquidity and Capital Resources

Cash from operating activities for the nine months ended September 30, 2010 was $698 million versus cash from operations of $760 million for the comparable period of 2009. PPG has made approximately $220 million of 2010 cash pension contributions, while pension contributions in the first nine months of 2009 totaled $210 million. Cash from operations and the Company’s debt capacity are expected to continue to be sufficient to fund operating activities, capital spending, including acquisitions, dividend payments, debt service, amounts due under the proposed asbestos settlement, share repurchases, and contributions to pension plans.

The ratio of total debt, including capital leases, to total debt and equity was 45% and 47% at September 30, 2010 and December 31, 2009, respectively.

We did not have a mandatory contribution to make to our U.S. defined benefit pension plans in 2010; however, we made a voluntary contribution to these plans in the third quarter of 2010 totaling $150 million. We expect to make mandatory contributions to our non-U.S. plans in 2010 of approximately $90 million, of which approximately $67 million was made by September 30, 2010.

In August 2010, PPG entered into a three-year credit agreement with several banks and financial institutions (the “Credit Agreement”). The Credit Agreement provides for a $1.2 billion unsecured revolving credit facility. In connection with entering this Credit Agreement the Company terminated its €650 million and its $1 billion revolving credit facilities that were each set to expire in 2011. There were no outstanding amounts due under either revolving facility at the time of their termination. The Company has the ability to increase the size of the Credit Agreement by up to an additional $300 million, subject to the receipt of lender commitments and other conditions. The Credit Agreement will terminate and all amounts outstanding will be due and payable on August 5, 2013.

In October of 2009, the Company entered into an agreement with a counterparty to repurchase up to 1.2 million shares of the Company’s stock of which 1.1 million shares were purchased in the open market. The counterparty held the shares until September of 2010 when the Company paid $65 million and took possession of these shares.

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

PPG is evaluating this complex legislation and the impacts it will have on the Company in addition to the increased tax cost associated with this change in U.S. tax law. The Company will also consider potential actions it could take to ensure that the Company’s health care costs do not increase significantly as a result of this legislation.

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

As of September 30, 2010 and December 31, 2009, PPG had reserves for environmental contingencies totaling $282 million and $287 million, respectively, of which $64 million and $59 million, respectively, were classified as current liabilities. Pretax charges against income for environmental remediation costs totaled $7 million and $19 million, respectively, for the three and nine months ended September 30, 2010, and $4 million and $9 million, respectively, for the three and nine months ended September 30, 2009, and are included in “Other charges” in the accompanying condensed consolidated statement of income. Cash outlays related to such environmental remediation aggregated $11 million and $23 million, respectively, for the three and nine months ended September 30, 2010, and $7 million and $19 million, respectively, for the three and nine months ended September 30, 2009. The impact of foreign currency translation decreased the liability by $1 million in the first nine months of 2010.

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

Management expects cash outlays for environmental remediation costs to be approximately $35 million in 2010 and to range from $50 million to $70 million annually through 2014. It is possible that technological, regulatory and enforcement developments, the results of environmental studies and other factors could alter the Company’s expectations with respect to charges against income and future cash outlays. Specifically, the level of expected cash outlays is highly dependent upon activity related to the former chromium manufacturing plant site in New Jersey as discussed above.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. Management’s Discussion and Analysis and other sections of this Quarterly Report contain forward-looking statements that reflect the Company’s current views with respect to future events and financial performance.

You can identify forward-looking statements by the fact that they do not relate strictly to current or historic facts. Forward-looking statements are identified by the use of the words “aim,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “outlook,” “forecast” and other expressions that indicate future events and trends. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward looking statement, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our reports to the Securities and Exchange Commission. Also, note the following cautionary statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

With the exception of the change in the fair value of PPG’s cross currency swaps, there were no material changes in the Company’s exposure to market risk from December 31, 2009. As of September 30, 2010 and December 31, 2009, the aggregate fair value of these swaps was a liability of $182 million and $308 million, respectively. A 10% increase in the value of the euro to the U.S. dollar would have had an unfavorable effect on the fair value of these swap contracts and increased the liability by $157 million and $182 million at September 30, 2010 and December 31, 2009, respectively.

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

A Notice of Intent (“NOI”) to file a Citizen Suit under the federal Clean Water Act has been received by PPG from the West Virginia Rivers Coalition and Oceana. The NOI alleges that PPG exceeded permitted discharge limits at its Natrium, West Virginia plant. The West Virginia Department of Environmental Protection filed suit in State Court for the permit exceedances covered by the NOI and informed PPG that it intended to seek a civil penalty. Prior to the expiration of the 60-day notice period, a lawsuit was filed in state court by the West Virginia Department of Environmental Protection (“WVDEP”) for the same alleged violations described in the Citizen Suit NOI, blocking the Citizen Suit for the time being. Following extensive negotiations with WVDEP, PPG signed a Consent Order on June 10, 2010 to resolve the lawsuit initiated by the agency, which was entered by the court on August 18, 2010. The settlement calls for the payment of a cash civil penalty of $1.02 million in four installments and a commitment to spend an additional $350,000 for supplemental environmental projects. PPG will also be required to complete certain facility improvements designed to ensure the facility’s compliance with the mercury limits in its water discharge permit by July 2011, which are designed to achieve compliance with the facility’s water discharge permit. The Company has completed a pilot study to evaluate several wastewater treatment technologies for this purpose. Preliminary engineering design is underway for a treatment system which is currently projected to cost between $4 million and $6 million. The Company has accrued a reserve of $5.3 million at September 30, 2010 related to this matter.

PPG received a Consolidated Compliance Order and Notice of Proposed Penalty (“CO/NOPP”) from the Louisiana Department of Environmental Quality (“DEQ”) in February 2006 alleging violation of various requirements of its Lake Charles, La. facility’s air permit based largely upon permit deviations self-reported by PPG. The CO/NOPP did not contain a proposed civil penalty. PPG filed a request for hearing and has engaged DEQ in settlement discussions. Since 2006, PPG has held discussions with DEQ to try to resolve the CO/NOPP. In April 2009, PPG offered to settle all of its self-reported air permit deviations through the first half of 2008 for a proposed penalty of $130,000. DEQ responded to this settlement offer by asking PPG to make another offer that includes all potential violations through the end of 2009. PPG has increased its offer to settle this matter to $171,000.

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

Under the PPG Deferred Compensation Plan for Directors, each director may elect to defer the receipt of all or any portion of the compensation paid to such director for serving as a PPG director. All deferred payments are held in the form of common stock equivalents. Payments out of the deferred accounts are made in the form of common stock of the Company (and cash as to any fractional common stock equivalent). In the third quarter of 2010, the directors, as a group, were credited with 2,268 common stock equivalents under this plan. The value of each common stock equivalent, when credited, ranged from $61.05 to $70.77.

Issuer Purchases of Equity Securities

The following table summarizes the Company’s stock repurchase activity for the three months ended September 30, 2010:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Programs
July 2010
Repurchase program	254,798	$68.68	254,798	5,498,646
Other transactions (2)	1,850	66.80	—	—
August 2010
Repurchase program	654,455	66.93	654,455	4,844,191
Other transactions (2)	1,523	67.05	—	—
September 2010
Repurchase program (3)	1,721,465	62.74	1,721,465	3,122,726
Other transactions (2)	8,842	69.98	—	—

Total quarter ended
September 30, 2010
Repurchase program (4)	2,630,718	$64.36	2,630,718	3,122,726

Other transactions (2)	12,215	$69.44	—	—

(1)	Shares may be repurchased under a 10 million share repurchase program approved by PPG’s Board of Directors in October 2005 as well as an additional 5 million share repurchase program approved in December 2009. These programs do not have an expiration date.
(2)	Includes shares withheld or certified to in satisfaction of the exercise price and/or tax withholding obligation by holders of employee stock options who exercised options granted under the Company’s equity compensation plans.
(3)	In September 2010, PPG settled its agreement with a counterparty under which the counterparty purchased 1,111,300 shares of PPG stock at an average price of $57.87 per share. These amounts are included in the September activity reported in the table above.
(4)	In October 2010, PPG’s Board of Directors approved an additional 10 million share repurchase program, which shares are not included in the maximum number of shares that could be repurchased at September 30, 2010 presented in the table above. This program does not have an expiration date and was effective immediately.

Item 6. Exhibits

See the Index to Exhibits on Page 48.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PPG INDUSTRIES, INC.
(Registrant)

Date: November 1, 2010	By	/s/ Robert J. Dellinger
Robert J. Dellinger Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

PPG Industries Inc. and Consolidated Subsidiaries

Index to Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q.

10	Three-Year Credit Agreement, dated August 2, 2010, among PPG Industries, Inc.; the several banks and financial institutions party thereto; JPMorgan Chase Bank, N.A., as administrative agent; J.P. Morgan Securities, Inc., The Bank of Tokyo-Mitsubishi UFJ, Ltd. and BNP Paribas Securities Corp., as co-lead arrangers and co-bookrunners; and The Bank of Tokyo-Mitsubishi UFJ, Ltd. and BNP Paribas, as co-syndication agents, was filed as Exhibit 10 to the Registrant’s Current Report on Form 8-K filed on August 6, 2010.

†12	Computation of Ratio of Earnings to Fixed Charges for the Nine Months Ended September 30, 2010 and for the Five Years Ended December 31, 2009.

†31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed herewith.
*	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2010 and 2009, (ii) the Condensed Consolidated Balance Sheet at September 30, 2010 and December 31, 2009, (iii) the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2010 and 2009, and (iv) Notes to Condensed Consolidated Financial Statements for the nine months ended September 30, 2010. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.