Form 10-K
period 2010-12-31
PPG INDUSTRIES INC
filed 2011-02-17
CIK 79879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010	Commission File Number 1-1687

PPG INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	25-0730780
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

One PPG Place, Pittsburgh, Pennsylvania	15272
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:	412-434-3131

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock – Par Value $1.66 2/3	New York Stock Exchange

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Act).  YES  ☐    NO  ☒

The aggregate market value of common stock held by non-affiliates as of June 30, 2010, was $9,811 million.

As of January 31, 2011, 160,589,140 shares of the Registrant’s common stock, with a par value of $1.66 2/3 per share, were outstanding. As of that date, the aggregate market value of common stock held by non-affiliates was $13,508 million.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated By Reference In Part No.
Portions of PPG Industries, Inc. Proxy Statement for its 2011 Annual Meeting of Shareholders	III

2010 PPG ANNUAL REPORT AND FORM 10-K	3

PPG INDUSTRIES, INC.

AND CONSOLIDATED SUBSIDIARIES

As used in this report, the terms “PPG,” “Company,” “Registrant,” “we,” “us” and “our” refer to PPG Industries, Inc., and its subsidiaries, taken as a whole, unless the context indicates otherwise.

Note on Incorporation by Reference

Throughout this report, various information and data are incorporated by reference from the Company’s 2010 Annual Report (hereinafter referred to as “the Annual Report”). Any reference in this report to disclosures in the Annual Report shall constitute incorporation by reference only of that specific information and data into this Form 10-K.

4	2010 PPG ANNUAL REPORT AND FORM 10-K

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

Performance Coatings, Industrial Coatings and Architectural Coatings - EMEA

PPG is a major global supplier of protective and decorative coatings. The Performance Coatings, Industrial Coatings and Architectural Coatings – EMEA reportable segments supply protective and decorative finishes for customers in a wide array of end use markets, including industrial equipment, appliances and packaging; factory-finished aluminum extrusions and steel and aluminum coils; marine and aircraft equipment; automotive original equipment; and other industrial and consumer products. In addition to supplying finishes to the automotive original equipment market (“OEM”), PPG supplies refinishes to the automotive aftermarket. PPG also supplies coatings to painting and maintenance contractors and directly to consumers for decoration and maintenance. The coatings industry is highly competitive and consists of a few large firms with global presence and many smaller firms serving local or regional markets. PPG competes in its primary markets with the world’s largest coatings companies, most of which have global operations, and many smaller regional coatings companies. Product development, innovation, quality and technical and customer service have been stressed by PPG and have been significant factors in developing an important supplier position by PPG’s coatings businesses comprising the Performance Coatings, Industrial Coatings and Architectural Coatings – EMEA reportable segments.

On January 2, 2008, PPG completed the acquisition of SigmaKalon Group (“SigmaKalon”), a worldwide coatings producer based in Uithoorn, Netherlands. The results of operations of SigmaKalon are included in PPG’s consolidated financial statements from the acquisition date onward. The businesses acquired from SigmaKalon produce architectural, protective and marine and industrial coatings. The protective and marine and industrial coatings businesses of SigmaKalon are managed as part of PPG’s previously existing coatings businesses. The SigmaKalon architectural coatings business in Europe, the Middle East and Africa is reported as a separate reportable business segment known as Architectural Coatings – EMEA since 2008. This business represented about 70% of SigmaKalon’s preacquisition sales.

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

The major global competitors of the Performance Coatings reportable segment are Akzo Nobel NV, BASF Corporation, the DuPont Company, the Sherwin-Williams Company, Valspar Corporation and GKN plc. The average number of persons employed by the Performance Coatings reportable segment during 2010 was about 12,000.

2010 PPG ANNUAL REPORT AND FORM 10-K	5

The Industrial Coatings reportable segment is comprised of the automotive OEM, industrial and packaging coatings businesses. Industrial, automotive OEM and packaging coatings are formulated specifically for the customers’ needs and application methods.

The industrial and automotive OEM coatings businesses sell directly to a variety of manufacturing companies. PPG also supplies adhesives and sealants for the automotive industry and metal pretreatments and related chemicals for industrial and automotive applications. PPG has established alliances with Kansai Paint, Helios Group and Asian Paints Ltd. to serve certain automotive original equipment manufacturers in various regions of the world. PPG owns a 60% interest in PPG Kansai Finishes to serve Japanese-based automotive OEM customers in North America and Europe. PPG owns a 60% interest in PPG Helios Ltd. to serve Russian-based automotive OEM customers in Russia and the Ukraine. PPG and Asian Paints currently each own a 50% interest in Asian PPG Paints to serve global and domestic-based automotive OEM customers in India. In January of 2011, PPG announced that it plans to expand the Asian PPG Paints joint venture and also create a second 50-50 joint venture with Asian Paints. The expansion of the existing joint venture will expand its scope to serve India’s industrial liquid, marine and consumer packaging coatings markets. The new venture will serve the protective, industrial powder, industrial containers and light industrial coatings markets. These transactions are subject to Indian regulatory approvals and are expected to be completed during 2011. PPG and Asian Paints have agreed that PPG will lead the existing joint venture and Asian Paints will lead the new venture.

The packaging coatings business supplies coatings and inks to the manufacturers of aerosol, food and beverage containers.

Product performance, technology, quality and technical and customer service are major competitive factors in the industrial coatings businesses. The major global competitors of the Industrial Coatings reportable segment are Akzo Nobel NV, BASF Corporation, the DuPont Company, Valspar Corporation and Nippon Paint. The average number of persons employed by the Industrial Coatings reportable segment during 2010 was about 7,900.

The Architectural Coatings – EMEA business supplies a variety of coatings under a number of brands and purchased sundries to painting contractors and consumers in Europe, the Middle East and Africa. Architectural Coatings – EMEA products are sold through a combination of about 600 company-owned stores, home centers, paint dealers, independent distributors and directly to customers. Price, product performance, quality, distribution and brand recognition are key competitive factors for this business. The major competitors of the Architectural Coatings – EMEA reportable segment are Akzo Nobel NV and Materis Paints. The average number of persons employed by the Architectural Coatings – EMEA reportable segment during 2010 was about 8,200.

Optical and Specialty Materials

PPG’s Optical and Specialty Materials reportable segment is comprised of the optical products and silicas businesses. The primary Optical and Specialty Materials products are Transitions® lenses, optical lens materials and high performance sunlenses; amorphous precipitated silicas for tire, battery separator and other end-use markets; and Teslin® substrate used in such applications as radio frequency identification (RFID) tags and labels, e-passports, drivers’ licenses and identification cards. Transitions® lenses are processed and distributed by PPG’s 51%-owned joint venture with Essilor International. In the Optical and Specialty Materials businesses, product quality and performance, branding, distribution and technical service are the most critical competitive factors. The major global competitors of the Optical and Specialty Materials reportable segment are Vision-Ease Lens, Corning, Inc., Acomon AG, Mitsui Chemicals, Inc., Rhodia, S.A. and Evonik Industries, A.G. The average number of persons employed by the Optical and Specialty Materials reportable business segment during 2010 was about 2,900.

Commodity Chemicals

PPG is a producer and supplier of basic chemicals. The Commodity Chemicals reportable segment produces chlor-alkali and derivative products, including chlorine, caustic soda, vinyl chloride monomer, chlorinated solvents, calcium hypochlorite, ethylene dichloride, hydrochloric acid and phosgene derivatives. Most of these products are sold directly to manufacturing companies in the chemical processing, rubber and plastics, paper, minerals, metals and water treatment industries. PPG competes with six other major producers of chlor-alkali products, including The Dow Chemical Company, Formosa Plastics Corporation, U.S.A., Georgia Gulf Corporation, Olin Corporation, Occidental Chemical Corporation and Shintech, Inc. Price, product availability, product quality and customer service are the key competitive factors. The average number of persons employed by the Commodity Chemicals reportable business segment during 2010 was about 2,000.

Glass

PPG is a producer of flat glass in North America and a global producer of continuous-strand fiber glass. The Glass reportable business segment is comprised of the flat glass (formerly known as performance glazings) and fiber glass businesses. PPG’s major markets are commercial and residential construction and the wind energy, energy infrastructure, transportation and electronics industries. Most glass products are sold directly to manufacturing companies. PPG manufactures flat glass by the float process and fiber glass by the continuous-strand process.

The bases for competition in the Glass businesses are price, quality, technology and customer service. The Company competes with four major producers of flat glass including Asahi Glass Company, Cardinal Glass Industries, Guardian Industries and NSG Pilkington, and six major producers of fiber glass throughout the world,

6	2010 PPG ANNUAL REPORT AND FORM 10-K

including Owens Corning-Vetrotex, Jushi Group, Johns Manville Corporation, CPIC Fiberglass, AGY and Taishan Fiberglass. The average number of persons employed by the Glass reportable business segment during 2010 was about 3,100.

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

Raw Materials and Energy

The effective management of raw materials and energy is important to PPG’s continued success. Our primary energy cost is natural gas used in our Commodity Chemicals and Glass businesses. Inclusive of the impact of PPG’s natural gas hedging activities, PPG’s 2010 natural gas cost decreased 12% in the U.S. compared to 2009.

During 2010, the incremental cost of coatings raw materials due to inflation was approximately $210 million. This compares to a benefit from lower coatings raw material prices of $150 million in 2009 and to raw material inflation of $150 million in 2008. Many of our coatings raw materials are petroleum based and changes in pricing for these raw materials traditionally lag oil price fluctuations by several months. While crude oil prices remained relatively stable through most of the year, the tightness of supply of several key raw materials along with unanticipated, stronger global demand drove market price increases in nearly all major coatings raw material categories. In addition, the adverse effects of a significant number of supplier disruptions, including force majeure declarations by key suppliers across most of our product portfolio, strained our supply chains and encouraged higher prices.

The Company’s most significant raw materials are titanium dioxide, solvents and epoxy and other resins in the Coatings businesses; lenses, sand and soda ash in the Optical and Specialty Materials businesses; brine and ethylene in the Commodity Chemicals business; and sand, clay and soda ash in the Glass businesses. Energy is a significant production cost in the Commodity Chemicals and Glass businesses. Most of the raw materials and energy used in production are purchased from outside sources, and the Company has made, and plans to continue to make, supply arrangements to meet the planned operating requirements for the future. Supply of critical raw materials and energy is managed by establishing contracts, multiple sources, and identifying alternative materials or technology whenever possible. The Company is continuing its aggressive sourcing initiatives to support its continuous efforts to find the lowest raw material costs. These initiatives include reformulation of certain of our products using both petroleum-derived and bio-based materials as part of a product renewal strategy. Another initiative is to qualify multiple and local sources of supply, including suppliers from Asia and other lower cost regions of the world.

We are subject to existing and evolving standards relating to the registration of chemicals that impact or could potentially impact the availability and viability of some of the raw materials we use in our production processes. Our ongoing global product stewardship efforts are directed at maintaining our compliance with these standards.

In December 2006, the European Union (“EU”) member states adopted new comprehensive chemical management legislation known as “REACH” (Registration, Evaluation, and Authorization of Chemicals). REACH applies to all chemical substances manufactured or imported into the EU in quantities of one metric ton or more annually and will require the registration of approximately 30,000 chemical substances with the European Chemicals Agency. PPG met the requirements for pre-registration of such chemicals that ended on December 1, 2008. Additionally, REACH requires the registration of these substances, entailing the filing of extensive data on their potential risks to human health and the environment. Registration activities are occurring in three phases over an 11-year period, based on tonnage and level of concern. The first registration deadline was December 1, 2010. Subsequent phases end in 2013 and 2018. In the case of chemicals with a high level of concern, the regulation calls for progressive substitution unless no alternative can be found; in these cases, authorization of the chemicals will be required.

PPG has established a dedicated organization to manage REACH implementation. We have continued to review of our product portfolio, worked closely with our suppliers to assure their commitment to register substances in our key raw materials and begun preparation for registration of substances in PPG manufactured or imported raw materials. We will continue to work with our suppliers to understand the future availability and viability of the raw materials we use in our production processes.

Compliance with the REACH legislation will result in increased costs due to registration costs, product testing and reformulation, risk characterization and participation in Substance Information Exchange Forums (“SIEFs”) required to coordinate registration dossier preparation. PPG identified 10 substances that required registration in 2010 and engaged with other key companies through SIEFs to develop the required registration dossiers. The costs for 2013 and 2018 registrations and potential additional future testing in support of 2010 registrations are currently unclear; however, our current estimate of the total spend during 2011-2018 is in the range of $25 million to $40 million. We anticipate that some current raw materials and products will be subject to the REACH

2010 PPG ANNUAL REPORT AND FORM 10-K	7

authorization process and believe that we will be able to demonstrate adequate risk management for the use and application of the majority of such substances.

Research and Development

Technology innovation has been a hallmark of PPG’s success throughout its history. Research and development costs, including depreciation of research facilities, were $408 million, $403 million and $468 million during 2010, 2009 and 2008, respectively. These costs totaled approximately 3% of sales in each year of the period from 2008 to 2010. PPG owns and operates several facilities to conduct research and development relating to new and improved products and processes. Additional process and product research and development work is also undertaken at many of the Company’s manufacturing plants. As part of our ongoing efforts to manage our formulations and raw material costs effectively, we operate a global competitive sourcing laboratory in China. We have obtained government funding of a small portion of the Company’s research efforts and we will continue to pursue government funding. Because of the Company’s broad array of products and customers, PPG is not materially dependent upon any single technology platform.

Patents

PPG considers patent protection to be important. The Company’s reportable business segments are not materially dependent upon any single patent or group of related patents. PPG earned $58 million in 2010, $45 million in 2009 and $52 million in 2008 from royalties and the sale of technical know-how.

Backlog

In general, PPG does not manufacture its products against a backlog of orders. Production and inventory levels are geared primarily to projections of future demand and the level of incoming orders.

Non-U.S. Operations

PPG has a significant investment in non-U.S. operations. This broad geographic footprint serves to lessen the significance of economic impacts occurring in any one region. As a result of our expansion outside the U.S., we are subject to certain inherent risks, including economic and political conditions in international markets and fluctuations in foreign currency exchange rates.

Our sales generated by products sold in the developed and emerging regions of the world over the past three years are summarized below:

(millions)	Sales
	2010	2009	2008
United States, Canada, Western Europe	$9,837	$9,252	$12,420

Latin America, Eastern Europe, Middle East, Africa, Asia	3,586	2,987	3,429
Total	$13,423	$12,239	$15,849

Seasonality

PPG’s earnings are typically greater in the second and third quarters and cash flow from operations is greatest in the fourth quarter due to end-use market seasonality, primarily in PPG’s architectural coatings businesses. Demand for PPG’s architectural coatings products is typically strongest in the second and third quarters due to higher home improvement, maintenance and construction activity during the spring and summer months in North America and Europe. This higher activity level results in higher outstanding receivables that are collected in the fourth quarter generating higher fourth quarter cash flow.

Employee Relations

The average number of persons employed worldwide by PPG at December 31, 2010 was 38,300. The Company has numerous collective bargaining agreements throughout the world. While we have experienced occasional work stoppages as a result of the collective bargaining process and may experience some work stoppages in the future, we believe we will be able to negotiate all labor agreements on satisfactory terms. To date, these work stoppages have not had a significant impact on PPG’s operating results. Overall, the Company believes it has good relationships with its employees.

Environmental Matters

PPG is subject to existing and evolving standards relating to protection of the environment. Capital expenditures for environmental control projects were $16 million, $27 million and $15 million in 2010, 2009 and 2008, respectively. It is expected that expenditures for such projects in 2011 will be in the range of $15 - $20 million. Although future capital expenditures are difficult to estimate accurately because of constantly changing regulatory standards and policies, it can be anticipated that environmental control standards will become increasingly stringent and the cost of compliance will increase.

PPG completed the conversion of its Lake Charles, La., mercury cell chlor-alkali unit to membrane cell technology in 2007. PPG currently operates one remaining mercury cell production unit located in Natrium, W.Va. This unit constitutes approximately 4% of PPG’s total chlor-alkali production capacity.

PPG is negotiating with various government agencies concerning 106 current and former manufacturing sites and offsite waste disposal locations, including 22 sites on the National Priority List. While PPG is not generally a major contributor of wastes to these offsite waste disposal locations, each potentially responsible party may face governmental agency assertions of joint and several liability. Generally, however, a final allocation of costs is made based on relative contributions of wastes to the site. There is a wide range of cost estimates for cleanup of these sites, due largely to uncertainties as to the nature and extent of their condition and the methods that may have to be employed for their remediation. The Company has

8	2010 PPG ANNUAL REPORT AND FORM 10-K

established reserves for onsite and offsite remediation of those sites where it is probable that a liability has been incurred and the amount can be reasonably estimated. As of December 31, 2010 and 2009, PPG had reserves for environmental contingencies totaling $272 million and $287 million, respectively, of which $83 million and $59 million, respectively, were classified as current liabilities. Pretax charges against income for environmental remediation costs in 2010, 2009 and 2008 totaled $21 million, $11 million and $15 million, respectively. Cash outlays related to such environmental remediation aggregated $34 million, $24 million and $24 million in 2010, 2009 and 2008, respectively. The impact of foreign currency translation decreased the liability by $2 million in 2010 and increased the liability by $1 million in 2009. Environmental remediation of a former chromium manufacturing plant site and associated sites in Jersey City, N.J. (which we refer to as “New Jersey Chrome”), represents the major part of our existing reserves. Included in the amounts mentioned above were $168 million and $188 million in reserves at December 31, 2010 and 2009, respectively, associated with all New Jersey chromium sites.

The Company’s experience to date regarding environmental matters leads PPG to believe that it will have continuing expenditures for compliance with provisions regulating the protection of the environment and for present and future remediation efforts at waste and plant sites. Management anticipates that such expenditures will occur over an extended period of time.

Our continuing efforts to analyze and assess the environmental issues associated with a former chromium manufacturing plant site located in Jersey City, N.J., and the Calcasieu River Estuary located near our Lake Charles, La. chlor-alkali plant resulted in a pre-tax charge of $173 million in the third quarter of 2006 for the estimated costs of remediating these sites. These charges for estimated environmental remediation costs in 2006 were significantly higher than PPG’s historical range. Excluding 2006, pre-tax charges against income have ranged between $10 million and $35 million per year for the past 15 years. We anticipate that charges against income in 2011 for environmental remediation costs will be within this historical range.

In management’s opinion, the Company operates in an environmentally sound manner, is well positioned, relative to environmental matters, within the industries in which it operates and the outcome of these environmental contingencies will not have a material adverse effect on PPG’s financial position or liquidity; however, any such outcome may be material to the results of operations of any particular period in which costs, if any, are recognized. See Note 16, “Commitments and Contingent Liabilities,” under Item 8 of this Form 10-K for additional information related to environmental matters.

Public and governmental concerns related to climate change continue to grow, leading to efforts to limit the greenhouse gas (“GHG”) emissions believed to be responsible. These concerns were reflected in the 2005 framework for GHG reduction under the Kyoto Protocol to the United Nations Framework Convention on Climate Change (“UNFCCC”). The Kyoto Protocol was adopted by many countries where PPG operates, including the European Union and Canada, though not by the U.S. The European Union implemented a cap and trade approach with a mandatory emissions trading scheme for GHGs. In December 2007, delegates to the UNFCCC reached agreement on development of a plan for the second phase of Kyoto, which culminated in the Copenhagen Accord in December 2009. The Copenhagen Accord requires Annex I Parties (economically developed countries) to further strengthen the emission reductions initiated by the Kyoto Protocol by submitting economy-wide emission targets for 2020. PPG has operations in many of these countries. However, there are indications that some influential Annex 1 and Non-Annex 1 countries may decide to reduce their emission targets or forego signing the Accord thereby putting the future of the entire Climate Change Convention into question.

A substantial portion of PPG’s GHG emissions are generated by locations in the U.S., where considerable legislative and regulatory activity took place during 2009. As a result of a U.S. Supreme Court ruling in April 2007 declaring that GHGs are air pollutants covered by the Clean Air Act, the United States Environmental Protection Agency (“USEPA”) proposed and later finalized in December 2009 an Endangerment Finding that GHG emissions “threaten public health and welfare of current and future generations.” Based on the Endangerment Finding, the USEPA proposed then finalized new, “tailored” thresholds for GHG emissions that define when Clean Air Act New Source Review and title V operating permit programs would be required for new or existing industrial facilities. These rules impose new permit requirements on PPG facilities emitting more than 100,000 tons of GHGs per year as well as on new equipment installations that will emit more than 75,000 tons of GHGs per year. The U.S. federal government has committed to a 17% economy-wide emission reduction target below 2005 levels by 2020. The potential impact on PPG of the implementation of these requirements will not be known until related guidelines are proposed and finalized.

With the enactment of USEPA’s own GHG reporting, verification, and permitting regulations, PPG made the decision to withdraw from the U. S. based Climate Registry program. With formal regulations in place, PPG no longer saw sufficient value in continuing to belong and pay dues to the voluntary program. Also in 2010, USEPA announced their decision to disband their own voluntary Climate Leaders program, of which PPG had been a

2010 PPG ANNUAL REPORT AND FORM 10-K	9

member. PPG has, and will continue to, annually report our global GHG emissions to the voluntary Climate Disclosure project, which has ranked PPG as a leader in emissions disclosures and reduction.

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

Item 1A. Risk Factors

As a global manufacturer of coatings, chemicals and glass products, we operate in a business environment that includes risks. These risks are not unlike the risks we have faced in the recent past. Each of the risks described in this section could adversely affect our operating results, financial position and liquidity. While the factors listed here are considered to be the more significant factors, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles which may adversely affect our business.

Increases in prices and declines in the availability of raw materials could negatively impact our financial results.

Our financial results are significantly affected by the cost of raw materials and energy, including natural gas. Changes in natural gas prices have a significant impact on the financial performance of our Commodity Chemicals and Glass businesses. Each one-dollar change in our unit cost of natural gas per million British Thermal Units (“mmbtu”) has a direct impact of approximately $60 million to $70 million on our annual operating costs. In 2010, our natural gas costs on average decreased almost 12% in the U.S. compared to 2009 levels. Year-over-year coatings raw material costs increased approximately $210 million following a decline of approximately $150 million in 2009. This increase in costs, which was partially linked to increased oil prices later in 2010, was driven by stronger emerging region demand, supply disruptions and lack of increased supplier capacity. Increases occurred in all regions of the world, with the most significant impact in North America and Europe.

We also import raw materials and intermediates, particularly for use at our manufacturing facilities in the emerging regions of the world. In most cases, those imports are priced in the currency of the supplier and, therefore, if that currency strengthens against the currency of our manufacturing facility, our margins are at risk of being lowered.

Additionally, certain raw materials are critical to our production processes. These include titanium dioxide, solvents and epoxy and other resins in the Coatings businesses; lenses, sand and soda ash in the Optical and Specialty Materials businesses; brine and ethylene in the Commodity Chemicals business; and sand, clay and soda ash in the Glass businesses. We have made, and plan to continue to make, supply arrangements to meet the planned operating requirements for the future. However, an inability to obtain these critical raw materials would adversely impact our ability to produce products and an increase in raw material and energy prices would increase our costs.

The lingering effects of the global recession in certain end-use markets could continue to have a negative impact on our results of operations and cash flows.

During the fourth quarter of 2008, the demand for many of our products in Europe, Asia and Latin America declined significantly as the impact of the recession, which had impacted demand throughout 2008 in the U.S. and U.K. economies, spread globally. Many global industrial end-markets remained depressed for most of 2009. The impact of the recession was felt by all of our businesses but most noticeably by those businesses serving the automotive original equipment, construction, residential and general industrial markets. During 2010, the global economy began to mend; however, the pace of recovery was uneven. Emerging economies rapidly returned to prerecession levels

10	2010 PPG ANNUAL REPORT AND FORM 10-K

while volume recovery in developed regions was more gradual. There was also a contrast in the various end-use markets with global industrial end-use markets demonstrating a rapid and consistent recovery while construction markets, particularly commercial and residential, in the developed regions and parts of Eastern Europe remained depressed. The outlook for 2011 reflects expectations for the economic recovery to strengthen and broaden. The growth rate in emerging regions is expected to moderate somewhat but still easily outpace developed regions. It is anticipated that the North American recovery will continue with higher industrial activity and modest improvement in construction markets. The recovery rate in Europe is expected to once again lag that of Asia, Latin America and North America, as export growth moderates and further effects are realized from 2010 austerity measures put in place to ease concerns over European governmental debt loads. Construction markets in Western and Eastern Europe are forecasted to improve only slightly in 2011. It is anticipated that global industrial activity will grow, but at a slower rate than 2010 in many industries. Remaining at the current low activity levels in the commercial and residential construction markets of the developed regions and Eastern Europe would continue to result in low demand for many of our products that serve these markets and keep credit risk exposure elevated from customers most impacted by these industries. The extent of or the sustainability of the recovery in the global economy or which end-use markets and developed regions will rebound in 2011 is not known.

We experience substantial competition from certain low-cost regions.

Our flat glass and fiber glass businesses are subject to competition from companies in certain regions of the world, including Asia, Eastern Europe and Latin America, where labor costs are lower than those in the U.S. This could result in lower selling prices or reduced demand for some of our flat glass and fiber glass products.

We are subject to existing and evolving standards relating to the protection of the environment.

We have accrued $272 million for estimated environmental remediation costs that are probable at December 31, 2010. Our assessment of the potential impact of these environmental contingencies is subject to considerable uncertainty due to the complex, ongoing and evolving process of investigation and remediation, if necessary, of such environmental contingencies, and the potential for technological and regulatory developments. As such, in addition to the amounts currently reserved, we may be subject to loss contingencies related to environmental matters estimated to be as much as $200 million to $400 million which is a change from the previously reported range of $200 million to $300 million. This change in estimate relates principally to the cost of New Jersey Chrome and legacy glass manufacturing site remediation. Such unreserved losses are reasonably possible but are not currently considered to be probable of occurrence.

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

Regulations concerning the composition and use of chemical products continue to evolve. Developments concerning these regulations could potentially impact (i) the availability or viability of some of the raw materials we use in our product formulations and/or (ii) our ability to supply certain products to some customers or markets. Import/export regulations also continue to evolve and could result in increased costs, slower product movements or additional complexity in our supply chains.

Our international operations expose us to additional risks and uncertainties that could affect our financial results.

PPG has a significant investment in non-U.S. operations. This broad geographic footprint serves to lessen the significance of economic impacts occurring in any one region. As a result of our expansion outside the U.S., we are subject to certain inherent risks, including economic and political conditions in the international markets and fluctuations in foreign currency exchange rates. Our percentage of sales generated in 2010 by products sold in developing regions, including Asia, Eastern Europe, the Middle East, Africa and Latin America was 27%.

As a producer of commodity chemicals, we manufacture and transport certain materials that are inherently hazardous due to their toxic nature.

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

2010 PPG ANNUAL REPORT AND FORM 10-K	11

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company’s corporate headquarters is located in Pittsburgh, Pa. The Company’s manufacturing facilities, sales offices, research and development centers and distribution centers are located throughout the world. The Company operates 121 manufacturing facilities in 41 countries. The Company’s principal manufacturing and distribution facilities are as follows:

Performance Coatings:	Clayton, Australia; Delaware, Ohio; Dover, Del.; Huntsville, Ala.; Kunshan, China; Stowmarket, United Kingdom; Sylmar, Calif.; about 400 company-owned stores in the United States and about 50 company-owned stores in Australia
Industrial Coatings:	Cieszyn, Poland; Cleveland, Ohio; Oak Creek, Wis.; Tianjin, China; Quattordio, Italy; San Juan del Rio, Mexico; Sumaré, Brazil and Busan, South Korea
Architectural Coatings—EMEA:	Moreuil, France; Ruitz, France; Budapest, Hungary; Amsterdam, Netherlands; Wroclaw, Poland; Birstall, United Kingdom and about 600 company-owned stores, including 195 stores each in France and the United Kingdom
Optical and Specialty Materials:	Barberton, Ohio; Bangkok, Thailand; Lake Charles, La. and Manila, Philippines
Commodity Chemicals:	Lake Charles, La. and Natrium, W. Va.
Glass:	Carlisle, Pa.; Hoogezand, Netherlands; Shelby, N.C. and Wichita Falls, Texas

Including the principal manufacturing facilities noted above, the Company has manufacturing facilities in the following geographic areas:

United States:	34 manufacturing facilities in 20 states.
Other Americas:	9 manufacturing facilities in 5 countries.
EMEA:	51 manufacturing facilities in 25 countries.
Asia:	27 manufacturing facilities in 10 countries.

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

12	2010 PPG ANNUAL REPORT AND FORM 10-K

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

The results of any future litigation and the above lawsuits and claims are inherently unpredictable. However, management believes that, in the aggregate, the outcome of all lawsuits and claims involving PPG, including asbestos-related claims in the event the settlement described below does not become effective, will not have a material effect on PPG’s consolidated financial position or liquidity; however, such outcome may be material to the results of operations of any particular period in which costs, if any, are recognized.

For over 30 years, PPG has been a defendant in lawsuits involving claims alleging personal injury from exposure to asbestos. For a description of asbestos litigation affecting the Company and the terms and status of the proposed asbestos settlement arrangement, see Note 16, “Commitments and Contingent Liabilities” under Item 8 of this Form 10-K.

As described in Note 16, the U.S. Department of Commerce’s Bureau of Industry and Security (“BIS”) and the U.S. Department of Justice conducted an investigation into violations of U.S. export control laws related to the exportation without the required export license of small quantities (approximately 1,000 gallons) of protective coatings for potential use in Pakistan in 2006. The Company cooperated with the government in this matter. The Company, with the assistance of outside counsel, conducted an investigation into these violations of the U.S. export control laws and responded to administrative and federal grand jury subpoenas. The Company also made disclosures of certain U.S. export control violations to the U.S. Department of Commerce related to this matter.

After reviewing the Company’s voluntary self-disclosure, other documents submitted by the Company and the findings of its own investigation, on December 21, 2010 the U.S. Attorney’s Office for the District of Columbia and BIS entered into an agreement with the Company and the Company’s wholly-owned Chinese subsidiary, PPG Paints Trading (Shanghai) Co., Ltd. (“SPT”) to resolve this matter. As part of the settlement, the Company entered into a cooperation and non-prosecution agreement (“NPA”) with the Department of Justice under which the U.S. Attorney’s Office for the District of Columbia agreed not to bring charges related to this matter against the Company or its affiliates (except SPT as noted below). The Company is required to meet the conditions of the NPA for two years, including reporting any future violations and maintaining an ethics and export compliance program. The Company also agreed to resolve the BIS investigation through the payment of a $750,000 civil penalty and a commitment to satisfy certain compliance and reporting obligations. In addition, SPT pled guilty in U.S. District Court to four charges under U.S. export control laws, paid fines of $3 million for civil and criminal violations, along with $32,319 in criminal forfeitures, and will serve five years of corporate probation. These costs were accrued in the fourth quarter of 2010 and are reported in Other charges in the consolidated statement of income for 2010.

Over the past several years, the Company and others have been named as defendants in several cases in various jurisdictions claiming damages related to exposure to lead and remediation of lead-based coatings applications. PPG has been dismissed as a defendant from most of these lawsuits and has never been found liable in any of these cases.

On March 16, 2009, PPG received a Notice of Intent (“NOI”) to file a Citizen Suit under the federal Clean Water Act from the West Virginia Rivers Coalition and Oceana. The NOI alleges that PPG exceeded permitted discharge limits at its Natrium, West Virginia plant. The West Virginia Department of Environmental Protection filed suit in State Court for the permit exceedances covered by the NOI and informed PPG that it intended to seek a civil penalty. Prior to the expiration of the 60-day notice period, a lawsuit was filed in state court by the West Virginia Department of Environmental Protection (“WVDEP”) for the same alleged violations described in the Citizen Suit NOI, blocking the Citizen Suit for the time being. Following extensive negotiations with WVDEP, PPG signed a Consent Order on June 10, 2010 to resolve the lawsuit initiated by the agency, which was entered by the court on August 18, 2010. The settlement calls for the payment of a cash civil penalty of $1.02 million in four installments and a commitment to spend an additional $350,000 for supplemental environmental projects. PPG will also be required to complete certain facility improvements designed to ensure the facility’s compliance with the mercury limits in its water discharge permit by July 2011, which are designed to achieve compliance with the facility’s water discharge permit. The

2010 PPG ANNUAL REPORT AND FORM 10-K	13

Company has completed a pilot study to evaluate several wastewater treatment technologies for this purpose. Preliminary engineering design is underway for a treatment system which is currently projected to cost between $4 million and $6 million. The Company has accrued a reserve of $4.2 million at December 31, 2010 related to this matter.

PPG received a Consolidated Compliance Order and Notice of Proposed Penalty (“CO/NOPP”) from the Louisiana Department of Environmental Quality (“LDEQ”) in February 2006 alleging violation of various requirements of its Lake Charles, La. facility’s air permit based largely upon permit deviations self-reported by PPG. The CO/NOPP did not contain a proposed civil penalty. PPG filed a request for hearing and has engaged LDEQ in settlement discussions. Since 2006, PPG has held discussions with LDEQ to try to resolve the CO/NOPP. In April 2009, PPG offered to settle all of its self-reported air permit deviations through the first half of 2008 for a proposed penalty of $130,000. LDEQ responded to this settlement offer by asking PPG to make another offer that includes all self-reported air permit deviations through the end of 2009. PPG has increased its offer to settle this matter to $171,000.

Executive Officers of the Company

Set forth below is information related to the Company’s executive officers as of February 17, 2011.

Name	Age	Title
Charles E. Bunch (a)	61	Chairman of the Board and Chief Executive Officer since July 2005
J. Rich Alexander (b)	55	Executive Vice President, Performance Coatings since August 2010
Pierre-Marie De Leener (c)	53	Executive Vice President, Architectural Coatings, Europe, Middle East and Africa since August 2010 and President, PPG Europe since July 2008
Glenn E. Bost II (d)	58	Senior Vice President and General Counsel since July 2010
Robert J. Dellinger (e)	50	Senior Vice President, Finance and Chief Financial Officer since October 2009
Richard C. Elias (f)	57	Senior Vice President, Optical and Specialty Materials since July 2008
Michael H. McGarry (g)	52	Senior Vice President, Commodity Chemicals since July 2008
Cynthia A. Niekamp (h)	51	Senior Vice President, Automotive Coatings since August 2010
Viktoras R. Sekmakas (i)	50	Senior Vice President, Industrial Coatings since August 2010 and President, PPG Asia/Pacific since March 2009
(a)	Mr. Bunch held the position of President and Chief Operating Officer from July 2002 until July 2005.
(b)	Mr. Alexander became responsible for also managing the Glass segment in October 2010. Mr. Alexander held the position of Senior Vice President, Performance Coatings from May 2005 to August 2010 and held the position of Vice President, Industrial Coatings from July 2002 through April 2005.
(c)	Mr. De Leener was appointed to Senior Vice President, Architectural Coatings, Europe, Middle East and Africa upon PPG’s acquisition of SigmaKalon Group on January 2, 2008. He previously served as Chief Executive Officer of SigmaKalon Group from 1999 until January 2008.
(d)	Mr. Bost held the position of Vice President and Associate General Counsel from July 2006 through June 2010. Previously, Mr. Bost served as Associate General Counsel, Operations from July 2005 through June 2006 and Assistant General Counsel, Operations from September 2000 through June 2005.
(e)	Mr. Dellinger held the position of Senior Vice President, Finance and Chief Financial Officer Designate from September 2009 through October 2009. Prior to joining PPG, he held the position of Executive Vice President and Chief Financial Officer from October 2005 to September 2008 at Delphi Corporation and Executive Vice President and Chief Financial Officer from June 2002 through September 2005 at Sprint Corporation.
(f)	Mr. Elias held the position of Vice President, Optical Products from April 2000 until June 2008.
(g)	Mr. McGarry held the positions of Vice President, Coatings, Europe and Managing Director, PPG Europe from July 2006 through June 2008; and the position of Vice President, Chlor-Alkali and Derivatives from March 2004 through June 2006.
(h)	Ms. Niekamp was appointed Vice President, Automotive Coatings in January 2009 when she joined PPG from BorgWarner, Inc. She previously served as President of BorgWarner’s TorqTransfer Systems business from 2004 until 2008.
(i)	In addition to serving as President, Asia/Pacific, Mr. Sekmakas held the position of Vice President Industrial Coatings from March 2010 through July 2010. He was appointed President, Asia/Pacific in March 2009. Previously, Mr. Sekmakas, served as Vice President, Asia/Pacific from July 2006 through February 2009, Managing Director, Coatings and General Manager Industrial Coatings – Asia from March 2005 through June 2006 and General Manager Asia/Pacific Industrial Coatings from April 2001 through February 2005.

14	2010 PPG ANNUAL REPORT AND FORM 10-K

Part II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information required by Item 5 regarding market information, including stock exchange listings and quarterly stock market prices, dividends and holders of common stock is included in Exhibit 13.1 filed with this Form 10-K and is incorporated herein by reference. This information is also included in the PPG Shareholder Information on page 83 of the Annual Report to shareholders.

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

Under the PPG Deferred Compensation Plan for Directors, each director may elect to defer the receipt of all or any portion of the compensation paid to such director for serving as a PPG director. All deferred payments are held in the form of common stock equivalents. Payments out of the deferred accounts are made in the form of common stock of the Company (and cash as to any fractional common stock equivalent). The directors, as a group, were credited with 15,647; 22,103; and 9,751 common stock equivalents in 2010, 2009 and 2008, respectively, under this plan. The values of the common stock equivalents, when credited, ranged from $60.36 to $80.90 in 2010, $34.34 to $58.51 in 2009 and $43.89 to $67.77 in 2008.

Issuer Purchases of Equity Securities

The following table summarizes the Company’s stock repurchase activity for the three months ended December 31, 2010:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Programs
October 2010
Repurchase programs	360,000	$76.77	360,000	12,762,726
Other transactions(2)	74,944	77.32
November 2010
Repurchase programs	1,707,746	77.42	1,707,746	11,054,980
Other transactions(2)	9,255	77.53
December 2010
Repurchase programs	1,829,592	82.52	1,829,592	9,225,388
Other transactions(2)	21,102	81.48
Total quarter ended December 31, 2010
Repurchase programs	3,897,338	$79.75	3,897,338	9,225,388
Other transactions(2)	105,301	78.17
(1)	These shares were repurchased under a 5 million share repurchase program approved by PPG’s Board of Directors in December 2009 as well as an additional 10 million share repurchase program approved in October 2010. The December 2009 repurchase program was concluded in December 2010. The October 2010 repurchase program has no expiration date.
(2)	Includes shares withheld or certified to in satisfaction of the exercise price and/or tax withholding obligation by holders of employee stock options who exercised options granted under the Company’s equity compensation plans.

Item 6. Selected Financial Data

The information required by Item 6 regarding the selected financial data for the five years ended December 31, 2010 is included in Exhibit 13.2 filed with this Form 10-K and is incorporated herein by reference. This information is also reported in the Five-Year Digest on page 82 of the Annual Report to shareholders.

2010 PPG ANNUAL REPORT AND FORM 10-K	15

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Performance in 2010 compared with 2009

Performance Overview

Our sales in 2010 totaled $13.4 billion compared to $12.2 billion in 2009. The sales increase totaled 10%. Sales increased 8% due to higher sales volumes in all reportable segments, except Architectural Coatings - EMEA, reflecting the partial recovery from the impact of the global recession on demand, 1% due to higher selling prices and the remainder due to foreign currency and acquisitions.

Cost of sales, exclusive of depreciation and amortization, increased by $675 million in 2010 to $8,214 million compared to $7,539 million in 2009. Cost of sales as a percentage of sales was 61.2% in 2010 compared to 61.6% in 2009. The negative impact of inflation on cost of sales in 2010 was offset by increases in selling prices and lower manufacturing costs. The incremental sales volume in 2010 delivered an above average gross margin. These factors combined to produce the reduction in cost of sales as a percentage of sales.

Selling, general and administrative expenses increased by $43 million in 2010 compared to 2009 due to higher sales volumes, inflation and currency, offset partially by specific overhead cost reduction actions. Selling, general and administrative costs as a percentage of sales were 22.2% in 2010, down from 24.0% in 2009.

During the first quarter of 2009, the Company finalized a restructuring plan that was focused on further reducing PPG’s global cost structure. The Company recorded a charge of $186 million for the cost of these restructuring actions.

Other charges increased by $19 million due principally to higher environmental remediation expense compared with the prior year.

Other earnings increased by $36 million in 2010 due primarily to higher equity earnings and royalties, offset partially by the absence of gains on non-operating asset sales that occured in 2009.

The effective tax rate on pretax earnings in 2010 was 32.0% compared to 31.0% in 2009. The 2010 rate includes expense of $85 million resulting from the reduction of our previously provided deferred tax asset related to our liability for retiree medical costs. The deferred tax asset needed to be reduced because the healthcare legislation enacted in March 2010 included a provision that reduces the amount of retiree medical costs that will be deductible after December 31, 2012. The 2010 rate also includes a $5 million benefit as a result of enacted changes in statutory tax rates outside the U.S. and a tax benefit of 38% on the adjustment to increase the current value of the Company’s obligation relating to asbestos claims under the proposed settlement, as discussed in Note 16, “Commitments and Contingent Liabilities” under Item 8 of this Form 10-K. The rate was approximately 26% on the remaining pretax earnings in 2010.

The 2009 rate includes a tax benefit of $2 million related to audit settlements and a tax benefit of 24.5% related to the business restructuring charge. The rate for 2009 also includes a tax benefit of 38% on the adjustment to increase the current value of the Company’s obligation relating to asbestos claims. The rate was approximately 30% on the remaining pretax earnings in 2009.

The decrease in the tax rate on the remaining pretax earnings in 2010 is mainly the result of shifts in the geographic mix of pretax earnings to lower taxed regions of the world.

Net income (attributable to PPG) and earnings per share – assuming dilution (attributable to PPG) for 2010 and 2009 are summarized below:

(Millions, except per share amounts)
Year ended December 31, 2010	Net Income
	$	EPS
Net income (attributable to PPG)	$769	$4.63
Net income (attributable to PPG) includes:
Charges related to:
Change in U. S. Tax Law (U. S. Patient Protection and Affordable Care Act)	85	0.51
Asbestos settlement – net(1)	8	0.04

(Millions, except per share amounts)
Year ended December 31, 2009	Net Income
	$	EPS
Net income (attributable to PPG)	$336	$2.03
Net income (attributable to PPG) includes:
Charges related to:
Business restructuring	141	0.86
Asbestos settlement – net(1)	8	0.05
(1)	Net increase in the current value of the Company’s obligation relating to asbestos claims under the proposed asbestos settlement.

Results of Reportable Business Segments

	Net sales		Segment income (loss)
(Millions)	2010	2009	2010	2009
Performance Coatings	$4,281	$4,095	$661	$551
Industrial Coatings	3,708	3,068	378	159
Architectural Coatings – EMEA	1,874	1,952	113	128
Optical and Specialty Materials	1,141	1,002	307	235
Commodity Chemicals	1,434	1,273	189	152
Glass	985	849	74	(39)

Performance Coatings sales increased $186 million or 5% in 2010. Sales improved 3% due to improved pricing and 2% due to the effects of currency, along with slight volume increases. Volume increases in the refinish, aerospace and protective and marine coatings businesses were offset by a mid-single digit percentage volume decline in the architectural-Americas and Asia Pacific coatings business. Segment income in 2010 increased $110 million lead by the automotive refinish, protective

16	2010 PPG ANNUAL REPORT AND FORM 10-K

and marine coatings and aerospace businesses. The negative earnings impact of inflation was offset by favorable pricing and lower manufacturing costs. Lower overhead costs and the improved margin mix from volume growth in the refinish, aerospace and protective and marine coatings businesses drove the increased segment earnings.

Industrial Coatings sales increased $640 million or 21% in 2010. Sales increased 19% due to higher sales volumes, most notably in the automotive OEM business and the industrial business’s emerging regions, reflecting the gradual recovery from the global recession. Sales also increased due to favorable pricing and the impact of foreign currency translation. Segment income improved $219 million in 2010, including about $260 million due to increased volumes, partially offset by the negative impact of inflation net of increases in selling prices and lower manufacturing and overhead costs.

Architectural Coatings - EMEA sales decreased $78 million or 4% in 2010. Sales decreased 4% due to the negative impact of foreign currency translation. A mid-single digit percentage decline in sales volume was offset by increases in selling prices and the impact of acquisitions. Segment income decreased $15 million in 2010. The earnings impact of lower sales volumes and mix combined with inflation were not fully offset by lower overhead costs and higher selling prices.

Optical and Specialty Materials sales increased $139 million or 14% in 2010 due primarily to increased volumes in both the optical and silicas businesses. Segment income increased $72 million in 2010. The increase in segment income was primarily the result of higher sales volumes, which was partially offset by higher selling and advertising costs to support the increased optical volumes.

Commodity Chemicals sales increased $161 million or 13% in 2010. Sales improved 15% due to higher volumes, partially offset by a 3% decline in pricing for the year. The impact of foreign currency translation was slightly positive. Segment income increased $37 million in 2010 due to higher volumes as well as favorable manufacturing and overhead costs. Factors that contributed to offsetting some of the earnings improvement were lower pricing and cost inflation.

Glass sales increased $136 million or 16% in 2010. The increase in sales was due to higher sales volumes in the fiber glass business partially offset by lower flat glass pricing. Segment income increased $113 million in 2010 due to the higher fiber glass sales volumes, lower manufacturing costs and higher equity earnings, partially offset by lower flat glass pricing.

Outlook

In 2010, the global economy continued to mend from the severe recession that began during 2008 and continued through most of 2009. The pace of recovery was uneven, with emerging economies rapidly returning to prior activity levels, while volume recovery in many developed economies has been gradual and has not yet returned to 2008 levels. There was also a contrast in the pace of recovery by end-market. Global industrial end-markets, which were some of the most significantly impacted end-markets during the recession, demonstrated a more rapid and consistent recovery throughout the year in nearly all regions. Activity levels in construction markets in the developed regions remained challenging, but rose in many emerging regions. Despite the recovery, activity levels in most developed regions still remain well below pre-recession levels, while emerging regions are at or above pre-recession levels. After falling in 2009 due to the recession, global prices of energy and many related commodities rose in 2010 in recognition of the stronger demand from the gradual economic recovery while supplies of many materials were tight.

The North American economy generally followed the global trends with improving industrial activity, including nearly 40 percent growth in automotive OEM production, versus a recession-impacted 2009. Automotive production and sales levels were very consistent throughout the year. Construction markets in North America showed initial signs of a potential recovery early in the year, but demand faded, and annual activity levels were negative once again in both the residential and commercial construction segments. Recovery was evident in other end-markets, such as aerospace, transportation and consumer products. Despite the improved economic pace, several factors limited further recovery, including the U.S. unemployment rate, which remained at a high historical level, and a focus on limiting governmental spending and debt loads, including the removal of economic stimulus actions instituted during the recession.

The rate of recovery in the European economy in 2010 underperformed in comparison with most other major economies, led by recurring concerns over governmental spending and the ability to sustain or refinance government debt loads. Several major European countries initiated significant austerity measures to reign in spending and maintain access to the debt markets. Eastern European activity levels were mixed, with several countries returning to a growth bias, while others remained mired in the recession. Unemployment levels in most countries in the region remained high, and the effects of the austerity measures were not fully reflected given that most of them were only beginning to be implemented in the latter stages of 2010. One area where improvement was realized was in higher industrial exports from the region.

Many of the major emerging economies in which we participate, such as Asia and Latin America, maintained late 2009 economic momentum and grew throughout 2010, in many cases surpassing pre-recession economic activity levels. Industrial growth rates remained high, including mid-teen percentage growth in China, as

2010 PPG ANNUAL REPORT AND FORM 10-K	17

exports were coupled with higher local consumption. Other regions, such as Latin America and India, also delivered rapid growth throughout the year. These strong growth rates have resulted in some governmental actions to remove previous economic stimulus programs or to dampen the rate of rapid growth. Some initiatives were also a reflection of concerns over inflation driven by the rapid growth.

Entering 2011, the expectation is for economic recovery to strengthen and broaden in most end-markets and most regions. The growth rate in emerging regions is expected to moderate somewhat, but still easily outpace the developed regions. It is anticipated that the North American recovery will continue with higher industrial activity and construction markets no longer acting as a headwind. The recovery rate in Europe in 2011 is expected to once again lag that of Asia, Latin America and North America, as export growth moderates and further impacts are realized from the 2010 austerity measures.

In the middle of 2010, commodity and oil prices began to inflate, and it is anticipated that these prices will remain at elevated levels during 2011. PPG typically experiences fluctuating prices for energy and raw materials used in many of our businesses. Factors which impact our input prices are supply/demand imbalances, global industrial activity levels and changes in supplier feedstock costs. Lower activity levels in 2009 resulted in a decline of $150 million in our coatings raw material costs, and the economic recovery in 2010 resulted in an approximate $210 million increase in these costs, primarily in the second half of the year. We also had inflation in 2008 and 2007 of $150 million and $40 million, respectively. Our current forecast for the early portion of 2011 is for persistent raw material inflation to continue. Given the volatile supply/demand, energy cost and currency environment, it is not feasible to project full year raw material pricing.

Changes in natural gas pricing have a significant impact on the financial performance of our Commodity Chemicals and Glass businesses. Each one dollar change in our unit price of natural gas per million British thermal units (“mmbtu”) has a direct impact of $60 million to $70 million on our annual operating costs. Our 2010 natural gas costs averaged nearly $5.50 per mmbtu for the year, while our 2009 costs averaged about $6.15 per unit. We currently estimate our cost for natural gas in the first quarter of 2011 will be between $5.00 and $5.25 per mmbtu. We currently have about 12% of full year 2011 U.S. natural gas needs hedged at a price of about $7.50 per unit from hedges placed prior to 2010, including about 18% of our first quarter needs at a price of about $8.00 per unit. We have additional hedges for the first quarter, equating to an additional 10 percent of needs and additional hedges for the hurricane months of August through October representing roughly 12% of our needs, which were contracted more recently at closer to current spot pricing, which is about $4.50 per unit. While it remains difficult to predict future natural gas prices, in order to reduce the risks associated with volatile prices, we will continue to use a variety of techniques, which include reducing consumption through improved manufacturing processes, switching to alternative fuels and hedging.

In an effort to offset the impacts of energy and raw materials cost inflation on earnings, during 2010, PPG initiated higher selling prices in all operating segments. The Company has historically raised selling prices to counteract the negative earnings impact from this inflation. The higher pricing did not fully counter inflation in our coatings segments in the second half of 2010, which resulted in margin compression in these segments. However, reflecting strong demand, Commodity Chemicals pricing improved throughout the year and served as an offset to the higher overall inflation for PPG late in the year. Additional pricing efforts are underway for 2011 in all of our reporting segments to address the inflation we experienced in the second half of 2010. We intend to supplement these sales gains with continued cost actions as necessary to fully offset the earnings impact of raw material cost inflation.

Our pension and postretirement benefit costs were $258 million in 2010, a decrease of about $69 million from 2009. These costs are expected to decline in 2011 by about $20 million to $30 million, including the benefit of our January 2011 plan design change. During 2010 and 2009, PPG’s contributions to our pension plans totaled about $340 million and $450 million, respectively, and we anticipate 2011 contributions will be in the range of $100 million to $125 million.

The Company announced significant restructuring actions in both the third quarter of 2008 and the first quarter of 2009, in recognition of recession-driven lower demand levels, that focused on reducing our cost structure, including actions associated with achieving the synergies from the integration of the acquired SigmaKalon business. The total annual savings from these fully completed actions is about $250 million, including incremental realized savings in 2010 of about $100 million. These actions are complete, and all of the savings were realized by the end of 2010.

We expect our ongoing tax rate in 2011 to be in the range of 26% to 27%, consistent with the 2010 rate. The reduction we have achieved in 2010 in our ongoing tax rate reflects our sales and earnings growth outside the U.S. where corporate income tax rates are lower, particularly in Asia/Pacific and Europe.

The current global economic outlook for 2011 reflects a broadening of the current recovery. As such, PPG expects to see higher demand in 2011 compared with 2010 but intends to remain focused on continued cost management. The Company also entered 2011 with about $2 billion in cash and short-term investments, which is a historically high level

18	2010 PPG ANNUAL REPORT AND FORM 10-K

for the Company and includes proceeds from a $1 billion debt offering in November of 2010. Despite the recession, the Company’s cash generation has been consistent and at or near record levels the past three years. A stronger operating focus has resulted in lower operating working capital over that same time period. The strengthening economic recovery, our broad geographic footprint, the reductions we have made in our cost structure and our substantial financial flexibility give us optimism regarding the Company’s prospects for 2011.

Accounting Standards Adopted in 2010

Note 1, “Summary of Significant Accounting Policies,” under Item 8 describes the Company’s recently adopted accounting pronouncements.

Accounting Standards to be Adopted in Future Years

There are no new accounting standards that have been promulgated prior to December 31, 2010 but not effective until a future date.

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

The effective tax rate on pretax earnings in 2009 was 31.0% compared to 31.3% in 2008. The 2009 rate includes a tax benefit of $2 million related to audit settlements. The 2009 rate also includes a tax benefit of 24.5% related to the business restructuring charge and a tax benefit of 38% related to the adjustment to increase the current value of the Company’s obligation relating to asbestos claims under the proposed asbestos settlement, as discussed in Note 16, “Commitments and Contingent Liabilities” under Item 8 of this Form 10-K. The tax rate was approximately 30% on the remaining pretax earnings in 2009.

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

2010 PPG ANNUAL REPORT AND FORM 10-K	19

Net income (attributable to PPG) and earnings per share – assuming dilution (attributable to PPG) for 2009 and 2008 are summarized below:

(Millions, except per share amounts)
Year ended December 31, 2009	Net Income
	$	EPS
Net income (attributable to PPG)	$336	$2.03
Net income (attributable to PPG) includes:
Charges related to:
Business restructuring	141	0.86
Asbestos settlement – net(1)	8	0.05

(Millions, except per share amounts)
Year ended December 31, 2008	Net Income
	$	EPS
Net income (attributable to PPG)	$538	$3.25
Net income (attributable to PPG) includes:
Charges related to:
Business restructuring	110	0.67
Asbestos settlement – net(1)	2	0.01
Acquisition-related costs(2)	89	0.54
Depreciation catch-up(3)	11	0.07
Divestiture related benefit costs(4)	12	0.07
Gain on divestiture of automotive glass and services business	(3)	(0.02)
(1)	Net increase in the current value of the Company’s obligation relating to asbestos claims under the proposed asbestos settlement.
(2)	Costs related to SigmaKalon acquisition, including $66 million aftertax for the flow-through cost of sales of the step up to fair value of acquired inventory and $23 million aftertax for the write-off of in-process research and development.
(3)	Represents the catch-up of depreciation expense, which was suspended when the automotive glass and services business was classified previously as a discontinued operation.
(4)	Represents special termination benefits and a pension curtailment loss relating to the impact of benefit changes, including accelerated vesting, negotiated as part of the sale of the automotive glass and services business.

Results of Reportable Business Segments

	Net sales		Segment income (loss)
(Millions)	2009	2008	2009	2008
Performance Coatings	$4,095	$4,716	$551	$582
Industrial Coatings	3,068	3,999	159	212
Architectural Coatings –EMEA	1,952	2,249	128	141
Optical and Specialty Materials	1,002	1,134	235	244
Commodity Chemicals	1,273	1,837	152	340
Glass	849	1,914	(39)	70

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

Industrial Coatings sales decreased $931 million or 23% in 2009. Sales decreased 21% due to lower sales volumes, most notably in the automotive OEM and industrial businesses, reflecting the severe decline in demand resulting from the global recession. Volume declines in the segment occurred in all major regions. Sales also declined 3% due to the negative impact of foreign currency translation. Sales increased 1% due to increased selling prices. Segment income declined $53 million in 2009. The decline in earnings due to lower volumes was about $320 million. Factors increasing segment income were lower overhead, manufacturing and input costs and improved selling prices.

Architectural Coatings – EMEA sales decreased $297 million or 13% in 2009. Sales decreased 9% due to the negative impact of foreign currency translation and 7% from lower sales volumes. Sales increased 3% due to increased selling prices. Segment income decreased $13 million in 2009, including $19 million due to currency. The earnings impact of lower sales volumes and inflation were more than offset by lower overhead costs and higher selling prices and other income.

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

Glass sales decreased $1,065 million or 56% in 2009. About $725 million of the sales decrease was due to the divestiture of a majority interest in the automotive glass and services business, which was completed in September 2008. The remaining decrease in sales was due mainly to lower sales volumes in the flat glass and fiber glass businesses, reflecting reduced construction and general industrial demand and, to a lesser extent, weaker foreign currency and lower selling prices. Segment income decreased $109 million

20	2010 PPG ANNUAL REPORT AND FORM 10-K

in 2009, with $16 million due to the absence of earnings from the divested automotive glass and services business. The remaining decline in segment earnings was due to the negative impact of lower sales volumes and lower selling prices. Lower overhead, manufacturing and input costs positively impacted segment income.

See Note 25, “Reportable Business Segment Information,” under Item 8 of this Form 10-K for further information related to the Company’s operating segments and reportable business segments.

Commitments and Contingent Liabilities, including Environmental Matters

PPG is involved in a number of lawsuits and claims, both actual and potential, including some that it has asserted against others, in which substantial monetary damages are sought. See Item 3, “Legal Proceedings” and Note 16, “Commitments and Contingent Liabilities,” under Item 8 of this Form 10-K for a description of certain of these lawsuits, including a description of the proposed asbestos settlement and a description of the antitrust suits against PPG related to the flat glass industry.

As discussed in Item 3 and Note 16, although the result of any future litigation of such lawsuits and claims is inherently unpredictable, management believes that, in the aggregate, the outcome of all lawsuits and claims involving PPG, including asbestos-related claims in the event the proposed asbestos settlement described in Note 16 does not become effective, will not have a material effect on PPG’s consolidated financial position or liquidity; however, any such outcome may be material to the results of operations of any particular period in which costs, if any, are recognized.

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

As of December 31, 2010 and 2009, PPG had reserves for environmental contingencies totaling $272 million and $287 million, respectively, of which $83 million and $59 million, respectively, were classified as current liabilities. Pretax charges against income for environmental remediation costs in 2010, 2009 and 2008 totaled $21 million, $11 million and $15 million, respectively, and are included in “Other charges” in the accompanying consolidated statement of income. Cash outlays related to such environmental remediation aggregated $34 million, $24 million and $24 million in 2010, 2009 and 2008, respectively. The impact of foreign currency decreased the liability by $2 million in 2010 and increased the liability by $1 million in 2009.

In addition to the amounts currently reserved for environmental remediation, the Company may be subject to loss contingencies related to environmental matters estimated to be as much as $200 million to $400 million, which is a change from the previously reported range of $200 million to $300 million. This change in estimate relates principally to the cost of New Jersey Chrome and legacy glass manufacturing site remediation. Such unreserved losses are reasonably possible but are not currently considered to be probable of occurrence.

Our continuing efforts to analyze and assess the environmental issues associated with a former chromium manufacturing plant site located in Jersey City, N.J., and at the Calcasieu River Estuary located near our Lake Charles, La., chlor-alkali plant resulted in a pre-tax charge of $173 million in the third quarter of 2006 for the estimated costs of remediating these sites. These charges for estimated environmental remediation costs in 2006 were significantly higher than PPG’s historical range. Excluding 2006, pretax charges against income have ranged between $10 million and $35 million per year for the past 15 years. We anticipate that charges against income in 2011 for environmental remediation costs will be within this historical range.

Management expects cash outlays for environmental remediation costs to be approximately $80 million in 2011 and to range from $50 million to $70 million annually through 2014. It is possible that technological, regulatory and enforcement developments, the results of environmental studies and other factors could alter our expectations with respect to charges against income and future cash outlays. Specifically, the level of expected cash outlays and charges for environmental remediation costs are highly dependent upon activity related to the former chromium manufacturing plant site in New Jersey, as PPG awaits approval of work plans that have been submitted to the applicable regulatory agencies.

Impact of Inflation

In 2010, PPG experienced a reduction in its primary energy costs but a steady increase in its coatings raw material costs, most notably in the second half of the year. This was driven by higher global demand as a result of the gradual recovery in the global economy and tightness of supply as suppliers have not increased their capacities. This impact was offset by higher selling prices in our Performance Coatings and Architectural Coatings - EMEA reportable segments and partially offset in our Industrial Coatings reportable segment. Industrial Coatings partially addressed the remaining impact of raw material inflation

2010 PPG ANNUAL REPORT AND FORM 10-K	21

with further cost reductions in 2010. The impact of inflation net of price was positive in the Optical and Specialty Materials reportable segment and negative in the Commodity Chemicals and Glass reportable segments.

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

In 2008, through increased selling prices, PPG was able to more than offset the increase in our costs due to the negative effects of inflation, including the impact of higher raw materials and energy costs. In our Commodity Chemicals reportable segment, the increase in our costs due to inflation was more than offset by higher selling prices. In our Performance Coatings and Optical and Specialty Materials reportable segments, the increase in our costs due to the negative effects of inflation was offset by higher selling prices. However, in our Industrial Coatings and Glass reportable segments, the increase in our costs due to the negative effects of inflation was not offset by higher selling prices.

In 2011, we expect the costs in all our reportable segments to increase due to the negative effects of inflation, most notably the cost of certain raw materials in our coatings segments as a result of increases in global demand for these materials without an associated increase in supply. We will continue our efforts to manage our energy costs. We will also continue our efforts to manage our material costs through product reformulation and qualification of additional suppliers, particularly those from lower cost regions of the world. We expect those efforts, combined with increases in our selling prices, will offset the negative impact of inflation in 2011.

Liquidity and Capital Resources

During the past three years, we had sufficient financial resources to meet our operating requirements, to fund our capital spending, share repurchases and pension plans and to pay increasing dividends to our shareholders.

Cash from operating activities was $1,310 million, $1,345 million and $1,437 million in 2010, 2009 and 2008, respectively. Higher earnings increased cash from operations in 2010 compared to 2009. Cash provided by working capital was greater in 2009 than 2010 and that decline more than offset the cash from higher 2010 earnings.

Operating Working Capital is a subset of total working capital and represents (1) trade receivables -net of the allowance for doubtful accounts plus (2) inventories on a first-in, first-out (“FIFO”) basis less (3) trade creditor’s liability. See Note 4, “Working Capital Detail” under Item 8 of this Form 10-K for further information related to the components of the Company’s Operating Working Capital. We believe Operating Working Capital represents the key components of working capital under the operating control of our businesses. Operating Working Capital at December 31, 2010 and 2009 was $2.6 billion and $2.7 billion, respectively. A key metric we are using to measure improvement in our working capital management is Operating Working Capital as a percentage of sales (fourth quarter sales annualized).

(Millions)	2010	2009
Operating Working Capital	$2,595	$2,671
Operating Working Capital as % of Sales	19.2%	21.4%

The change in operating working capital elements, excluding the impact of currency, was a reduction of $55 million during the year ended December 31, 2010. This reduction was the net result of an increase in receivables from customers associated with the 2010 increase in sales being more than offset by a larger increase in the trade creditors liability. Receivables, from customers, net, as a percentage of fourth quarter sales, annualized, for 2010 was 18.1%, down slightly from 18.3% for 2009. Days sales outstanding decreased to 66 days in 2010 from 67 days in 2009. Inventories on a FIFO basis as a percentage of fourth quarter sales, annualized, for 2010 was 13.1% down from 14.2% for 2009. Inventory turnover was 5 times in 2010 and 4 times in 2009.

Total capital spending was $341 million, $265 million and $2,056 million in 2010, 2009 and 2008, respectively. Spending related to modernization and productivity improvements, expansion of existing businesses and environmental control projects was $307 million, $239 million and $383 million in 2010, 2009 and 2008, respectively, and is expected to be in the range of $375-$425 million during 2011. Capital spending related to business acquisitions amounted to $34 million, $26 million and $1,673 million in 2010, 2009 and 2008, respectively. We continue to evaluate acquisition opportunities and expect to use cash in 2011 to fund bolt-on acquisitions, as part of a balanced deployment of our cash to support growth in earnings.

Dividends paid to shareholders totaled $360 million, $353 million and $343 million in 2010, 2009 and 2008, respectively. PPG has paid uninterrupted dividends since 1899, and 2010 marked the 39th consecutive year of increased annual dividend payments to shareholders.

We did not have a mandatory contribution to our U.S. defined benefit pension plans in 2010; however, due in large part to the negative investment return on pension plan assets in 2009, we made voluntary contributions to

22	2010 PPG ANNUAL REPORT AND FORM 10-K

these plans in 2010 totaling $250 million. In 2009 and 2008, we made voluntary contributions to our U.S. defined benefit pension plans of $360 million (of which $100 million was made in PPG stock) and $50 million, respectively. Contributions were made to our non-U.S. defined benefit pension plans of $87 million, $90 million (of which approximately $20 million was made in PPG stock) and $69 million for 2010, 2009 and 2008, respectively, some of which were required by local funding requirements. In January of 2011, we made an additional voluntary contribution to our U.S. plans of $50 million, and we expect to make mandatory contributions to our non-U.S. plans in 2011 of approximately $75 million.

The Company’s share repurchase activity in 2010, 2009 and 2008 totaled 8.1 million shares at a cost of $586 million, 1.5 million shares at a cost of $59 million and 0.1 million shares at a cost of $7 million, respectively.

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

On March 18, 2008, PPG completed a public offering of $600 million in aggregate principal amount of its 5.75% Notes due 2013 (the “2013 Notes”), $700 million in aggregate principal amount of its 6.65% Notes due 2018 (the “2018 Notes”) and $250 million in aggregate principal amount of its 7.70% Notes due 2038 (the “2038 Notes” and, together with the 2013 Notes and the 2018 Notes, the “Notes”). The Notes were offered by the Company pursuant to its existing shelf registration statement. The proceeds of this offering of $1,538 million (net of discount and issuance costs) and additional borrowings of $195 million under a €650 million revolving credit facility were used to repay existing debt incurred in connection with the acquisition of SigmaKalon. The discount and issuance costs related to the Notes, which totaled $12 million, will be amortized to interest expense over the respective lives of the Notes.

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

In June 2009, PPG entered into a $400 million three year unsecured term loan. We used $116 million of the proceeds from this term loan to retire our 7.05% Notes due 2009; the remainder of the loan proceeds of approximately $284 million were used to retire outstanding amounts under our former €650 million revolving credit facility. The principal amount of this term loan is due in three years, and the interest rate is variable based on a spread over LIBOR.

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

On November 12, 2010, PPG completed a public offering of $250 million in aggregate principal amount of its 1.900% Notes due 2016 (the “2016 Notes”), $500 million in aggregate principal amount of its 3.600% Notes due 2020 (the “2020 Notes”) and $250 million in aggregate principal amount of its 5.500% Notes due 2040 (the “2040 Notes”). These notes were offered by the Company pursuant to its existing shelf registration statement. The proceeds of this

2010 PPG ANNUAL REPORT AND FORM 10-K	23

offering were $983 million (net of discount and issuance costs). We intend to use the proceeds to repay our $400 million three-year unsecured term loan due in 2012, contribute to employee pension plans, fund certain asbestos claims and for other general corporate purposes of the Company.

The ratio of total debt, including capital leases, to total debt and equity was 53% at December 31, 2010 and 47% at December 31, 2009. The increase at year end 2010 is primarily due to the issuance of additional debt during 2010.

We continue to believe that our cash on hand, cash from operations and the Company’s available debt capacity will continue to be sufficient to fund our operating activities, capital spending, including acquisitions, dividend payments, debt service, amounts due under the proposed asbestos settlement, share repurchases, contributions to pension plans, and PPG’s significant contractual obligations. These significant contractual obligations, along with amounts due under the proposed asbestos settlement are presented in the following table.

		Obligations Due In:
(Millions)	Total	2011	2012- 2013	2014- 2015	Thereafter
Contractual Obligations
Long-term debt	$4,013	$2	$1,088	$402	$2,521

Short-term debt	24	24	—	—	—

Capital lease obligations	34	2	4	4	24

Operating leases	665	160	225	135	145

Interest payments(1)	2,007	206	369	322	1,110

Pension contributions(2)	125	125	—	—	—

Unconditional purchase commitments	812	242	238	91	241

Total	$7,680	$761	$1,924	$954	$4,041

Asbestos Settlement(3)
Aggregate cash payments	$825	$446	$33	$5	$341

PPG stock and other	132	132	—	—	—

Total	$957	$578	$33	$5	$341

(1)	Includes interest on all outstanding debt. Interest for variable-rate debt instruments is based on effective rates at December 31, 2010. Interest for fixed-rate debt instruments have been adjusted for the impact of interest rate swaps using the effective rate at December 31, 2010.
(2)	Includes the estimated pension contribution for 2011 only, as PPG is unable to estimate the pension contributions beyond 2011.
(3)	We have recorded an obligation equal to the net present value of the aggregate cash payments, along with the PPG stock and other assets to be contributed to a trust under the proposed asbestos settlement. However, PPG has no obligation to pay any amounts under this settlement until the Funding Effective Date, as more fully discussed in Note 16, “Commitments and Contingent Liabilities,” under Item 8 of this Form 10-K.

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

In addition to the amounts available under the lines of credit, the Company has an automatic shelf registration statement on file with the SEC pursuant to which it may issue, offer and sell from time to time on a continuous or delayed basis any combination of securities in one or more offerings.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements include the operating leases and unconditional purchase commitments disclosed in the “Liquidity and Capital Resources” section in the contractual obligations table as well as letters of credit and guarantees as discussed in Note 9, “Debt and Bank Credit Agreements and Leases,” under Item 8 of this Form 10-K.

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

24	2010 PPG ANNUAL REPORT AND FORM 10-K

Benefits,” under Item 8 for information on these plans and the assumptions used.

The discount rate used in accounting for pensions and other postretirement benefits is determined by reference to a current yield curve and by considering the timing and amount of projected future benefit payments. The discount rate assumption at December 31, 2010 and for 2011 is 5.35% for our U.S. defined benefit pension and other postretirement benefit plans. A change in the discount rate of 75 basis points, with all other assumptions held constant, would impact 2011 net periodic benefit expense for our defined benefit pension and other postretirement benefit plans by approximately $12 million and $6 million, respectively.

The expected return on plan assets assumption used in accounting for our pension plans is determined by evaluating the mix of investments that comprise plan assets and external forecasts of future long-term investment returns. For 2010, the return on plan assets assumption for our U.S. defined benefit pension plans was 8.5%. This assumption will be lowered to 8.0% for 2011. A change in the rate of return of 75 basis points, with other assumptions held constant, would impact 2011 net periodic pension expense by approximately $21 million.

As discussed in Note 1, “Summary of Significant Accounting Policies,” under Item 8 of this Form 10-K, the Company tests goodwill and identifiable intangible assets with indefinite lives for impairment at least annually by comparing the fair value of the reporting units to their carrying values. Fair values are estimated using discounted cash flow methodologies that are based on projections of the amounts and timing of future revenues and cash flows. Based on this testing, none of our goodwill or identifiable intangible assets with indefinite lives was impaired as of December 31, 2010.

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

Currency

From December 31, 2009 to December 31, 2010, the U.S. dollar strengthened against the euro, the Polish zloty, and the British pound sterling while at the same time it weakened against the Canadian and Australian dollar, the Chinese yuan, the South Korean won, and the Brazilian real, which had a nearly offsetting effect on the translation of the net assets of PPG’s operations denominated in non-U.S. currencies to the U.S. dollar. A $13 million decrease resulted from translating PPG’s foreign denominated net assets at December 31, 2010, compared to December 31, 2009. The impact of translating foreign pretax earnings into U.S. dollars was insignificant.

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

2010 PPG ANNUAL REPORT AND FORM 10-K	25

undertakes no obligation to update any forward looking statement, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our reports to the Securities and Exchange Commission. Also, note the following cautionary statements.

Many factors could cause actual results to differ materially from the Company’s forward-looking statements. Such factors include global economic conditions, increasing price and product competition by foreign and domestic competitors, fluctuations in cost and availability of raw materials, the ability to maintain favorable supplier relationships and arrangements, the realization of anticipated cost savings from restructuring initiatives, difficulties in integrating acquired businesses and achieving expected synergies therefrom, economic and political conditions in international markets, the ability to penetrate existing, developing and emerging foreign and domestic markets, foreign exchange rates and fluctuations in such rates, fluctuations in tax rates, the impact of future legislation, the impact of environmental regulations, unexpected business disruptions and the unpredictability of existing and possible future litigation, including litigation that could result if the proposed asbestos settlement does not become effective. However, it is not possible to predict or identify all such factors. Consequently, while the list of factors presented here and under Item 1A is considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

PPG is exposed to market risks related to changes in foreign currency exchange rates, interest rates, and natural gas prices and to changes in PPG’s stock price. The Company may enter into derivative financial instrument transactions in order to manage or reduce these market risks. A detailed description of these exposures and the Company’s risk management policies are provided in Note 12, “Derivative Financial Instruments and Hedge Activities,” under Item 8 of this Form 10-K.

The following disclosures summarize PPG’s exposure to market risks and information regarding the use of and fair value of derivatives employed to manage its exposure to such risks. Quantitative sensitivity analyses have been provided to reflect how reasonably possible, unfavorable changes in market rates can impact PPG’s consolidated results of operations, cash flows and financial position.

Foreign currency forward and option contracts outstanding during 2010 and 2009 were used to hedge PPG’s exposure to foreign currency transaction risk. The fair value of these contracts as of December 31, 2010 and 2009 were assets of $2 million and liabilities of $3 million, respectively. The potential reduction in PPG’s earnings resulting from the impact of adverse changes in exchange rates on the fair value of its outstanding foreign currency hedge contracts of 10% for European currencies and 20% for Asian and South American currencies for the years ended December 31, 2010 and 2009 would have been $22 million and $17 million, respectively.

Concurrent with the March 18, 2008 completion of the $1.55 billion public debt offering, PPG entered into ten U.S. dollar to euro cross currency swap contracts with a total notional amount of $1.3 billion, of which $600 million were to settle on March 15, 2013 and $700 million were to settle on March 15, 2018. On March 18, 2008, PPG paid the counterparties to the contracts a total of $1.3 billion and received euros, which were used to repay most of a €1 billion bridge loan, which the Company employed to finance the acquisition of SigmaKalon. During the fourth quarter of 2008, PPG converted $1.16 billion of these contracts to $208 million of cash and replaced them with new cross currency swap contracts. One contract, with a notional amount of $140 million and a settlement date of March 15, 2018 was converted to cash during the first quarter of 2010. Accordingly, on settlement of the contracts, PPG will receive $1.2 billion and pay euros to the counterparties to the contracts. The Company has designated these swaps as hedges of its net investment in the acquired SigmaKalon businesses and, as a result, mark to fair value adjustments of the swaps have been and will be recorded as a component of other comprehensive income. As of December 31, 2010 and 2009, the aggregate fair value of these swaps was a liability of $163 million and $308 million, respectively. A 10% increase in the value of the euro to the U.S. dollar would have had an unfavorable effect on the fair value of these swap contracts and increased the liability by $158 million and $182 million at December 31, 2010 and 2009, respectively.

PPG had non-U.S. dollar denominated debt outstanding of $447 million as of December 31, 2010 and $723 million as of December 31, 2009. A weakening of the U.S. dollar by 10% against European currencies and by 20% against Asian and South American currencies would have resulted in unrealized translation losses of approximately $52 million and $81 million as of December 31, 2010 and 2009, respectively.

Interest rate swaps are used to manage a portion of PPG’s interest rate risk. The fair value of the interest rate swaps was an asset of $20 million and $10 million as of

26	2010 PPG ANNUAL REPORT AND FORM 10-K

December 31, 2010 and 2009, respectively. The fair value of these swaps would have changed unfavorably by $1 million and $3 million as of December 31, 2010 and 2009, respectively, if variable interest rates increased by 10%. A 10% increase in interest rates in the U.S., Canada, Mexico and Europe and a 20% increase in interest rates in Asia and South America would have affected PPG’s variable rate debt obligations by increasing interest expense approximately $1 million as of December 31, 2010 and December 31, 2009, respectively. Further, a 10% reduction in interest rates would have increased the present value of the Company’s fixed rate debt by approximately $115 million and $91 million as of December 31, 2010 and 2009, respectively; however, such changes would not have had an effect on PPG’s annual earnings or cash flows.

The Company entered into forward starting swaps in the third quarter of 2009 to effectively lock-in a fixed interest rate based on the 10-year swap rate, to which will be added a corporate spread, related to future debt refinancings. The notional amount of these swaps totaled $250 million. In the second quarter of 2010, the Company entered into additional forward starting swaps arrangements with a notional amount of $150 million. As of December 31, 2010, the fair value of these swaps was a liability of $21 million. As of December 31, 2009, the fair value of these swaps was an asset of $3 million. A 10% decline in interest rates would unfavorably affect the fair value of these swaps by $14 million and $10 million as of December 31, 2010 and 2009, respectively.

The fair value of natural gas swap contracts in place as of December 31, 2010 and 2009 was a liability of $31 million and $50 million, respectively. These contracts were entered into to reduce PPG’s exposure to higher prices of natural gas. A 10% reduction in the price of natural gas would have had an unfavorable effect on the fair value of these contracts and increased the liability by $5 million and $14 million at December 31, 2010 and 2009, respectively.

An equity forward arrangement was entered into to hedge the Company’s exposure to changes in fair value of its future obligation to contribute PPG stock into an asbestos settlement trust (see Note 12 “Derivative Financial Instruments and Hedge Activities” and Note 16, “Commitments and Contingent Liabilities,” under Item 8 of this Form 10-K). The fair value of this instrument as of December 31, 2010 and 2009 was an asset of $55 million and $18 million, respectively. A 10% decrease in PPG’s stock price would have had an unfavorable effect on the fair value of this instrument of $12 million and $8 million at December 31, 2010 and 2009, respectively.

2010 PPG ANNUAL REPORT AND FORM 10-K	27

Item 8. Financial Statements and Supplementary Data

Internal Controls – Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of PPG Industries, Inc.

We have audited the internal control over financial reporting of PPG Industries, Inc. and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2010 of the Company and our report dated February 17, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP

Pittsburgh, Pennsylvania

February 17, 2011

28	2010 PPG ANNUAL REPORT AND FORM 10-K

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

We conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this evaluation, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Our evaluation included reviewing the documentation of our controls, evaluating the design effectiveness of our controls and testing their operating effectiveness. Based on this evaluation we believe that, as of December 31, 2010, the Company’s internal controls over financial reporting were effective.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued their report, included on page 28 of this Form 10-K, regarding the Company’s internal control over financial reporting.

/s/ Charles E. Bunch Charles E. Bunch Chairman of the Board and Chief Executive Officer February 17, 2011	/s/ Robert J. Dellinger Robert J. Dellinger Senior Vice President, Finance and Chief Financial Officer February 17, 2011

Consolidated Financial Statements – Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of PPG Industries, Inc.

We have audited the accompanying consolidated balance sheets of PPG Industries, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PPG Industries, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, on January 1, 2009 the Company adopted the provisions of accounting guidance on consolidations, and applied the new guidance to all periods presented in the accompanying consolidated financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP

Pittsburgh, Pennsylvania

February 17, 2011

2010 PPG ANNUAL REPORT AND FORM 10-K	29

Consolidated Statement of Income

	For the Year
(Millions, except per share amounts)	2010	2009	2008
Net sales	$13,423	$12,239	$15,849

Cost of sales, exclusive of depreciation and amortization (See Note 2)	8,214	7,539	10,155

Selling, general and administrative (See Note 3)	2,979	2,936	3,432

Depreciation (See Note 3)	346	354	428
Amortization (See Note 7)	124	126	135
Research and development – net (See Note 23)	394	388	451

Interest	189	193	254

Asbestos settlement – net (See Notes 12 and 16)	12	13	4
In-process research and development (See Note 2)	—	—	23

Business restructuring (See Note 8)	—	186	163

Other charges (See Note 16)	84	65	61

Other earnings (See Note 20)	(214)	(178)	(165)

Income before income taxes	1,295	617	908
Income tax expense (See Note 14)	415	191	284
Net income attributable to the controlling and noncontrolling interests (See Note 1)	880	426	624
Less: net income attributable to noncontrolling interests (See Note 1)	111	90	86
Net income (attributable to PPG)	$769	$336	$538

Earnings per common share (See Note 13)

Net income (attributable to PPG)	$4.67	$2.04	$3.27

Earnings per common share – assuming dilution (See Note 13)

Net Income (attributable to PPG)	$4.63	$2.03	$3.25

The accompanying notes to the consolidated financial statements are an integral part of this consolidated statement.

30	2010 PPG ANNUAL REPORT AND FORM 10-K

Consolidated Balance Sheet

	December 31
(Millions)	2010	2009
Assets
Current assets
Cash and cash equivalents	$1,341	$1,057

Short-term investments (See Note 10)	637	7

Receivables (See Note 4)	2,778	2,628

Inventories (See Note 4)	1,573	1,548

Deferred income taxes (See Note 14)	451	485

Other	278	256

Total current assets	7,058	5,981

Property (See Note 5)	8,415	8,313

Less accumulated depreciation	5,729	5,559

Property – net	2,686	2,754

Investments (See Note 6)	550	499

Goodwill (See Note 7)	2,719	2,784

Identifiable intangible assets – net (See Note 7)	1,268	1,416

Other assets (See Note 14)	694	806

Total	$14,975	$14,240

Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt and current portion of long-term debt (See Note 9)	$28	$272

Asbestos settlement (See Note 16)	578	534

Accounts payable and accrued liabilities (See Note 4)	3,002	2,648

Business restructuring (See Note 8)	17	123

Total current liabilities	3,625	3,577

Long-term debt (See Note 9)	4,043	3,074

Asbestos settlement (See Note 16)	243	238

Deferred income taxes (See Note 14)	293	328

Accrued pensions (See Note 15)	819	944

Other postretirement benefits (See Note 15)	1,151	1,010

Other liabilities (See Note 15)	968	1,147

Total liabilities	11,142	10,318

Commitments and contingent liabilities (See Note 16)

Shareholders’ equity (See Note 17)
Common stock	484	484

Additional paid-in capital	725	609

Retained earnings	8,548	8,139

Treasury stock, at cost	(4,708)	(4,218)

Accumulated other comprehensive loss (See Note 18)	(1,411)	(1,261)

Total PPG shareholders’ equity	3,638	3,753

Noncontrolling interests (Note 1)	195	169

Total shareholders’ equity	3,833	3,922

Total	$14,975	$14,240

Shares outstanding were 160,381,815 and 165,667,659 as of December 31, 2010 and 2009, respectively.

The accompanying notes to the consolidated financial statements are an integral part of this consolidated statement.

2010 PPG ANNUAL REPORT AND FORM 10-K	31

Consolidated Statement of Shareholders’ Equity

(Millions)	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income (See Note 18)	Total PPG	Non- controlling Interests	Total
Balance, January 1, 2008	$484	$553	$7,963	$(4,267)	$(582)	$4,151	$161	$4,312

Net income attributable to the controlling and noncontrolling interests	—	—	538	—	—	538	86	624

Other comprehensive (loss), net of tax	—	—	—	—	(1,046)	(1,046)	(7)	(1,053)

Cash dividends	—	—	(343)	—	—	(343)	—	(343)

Purchase of treasury stock	—	—	—	(7)	—	(7)	—	(7)

Issuance of treasury stock	—	18	—	15	—	33	—	33

Stock option activity	—	9	—	—	—	9	—	9

Transition adjustment from adopting new accounting guidance (See Note 1)	—	—	(2)	—	—	(2)	—	(2)

Increase through acquisition	—	—	—	—	—	—	23	23

Decrease through divestiture	—	—	—	—	—	—	(27)	(27)
Dividends paid on subsidiary common stock to noncontrolling interests	—	—	—	—	—	—	(79)	(79)
Other	—	—	—	—	—	—	(1)	(1)

Balance, December 31, 2008	$484	$580	$8,156	$(4,259)	$(1,628)	$3,333	$156	$3,489

Net income attributable to the controlling and noncontrolling interests	—	—	336	—	—	336	90	426

Other comprehensive income, net of tax	—	—	—	—	367	367	—	367

Cash dividends	—	—	(353)	—	—	(353)	—	(353)

Purchase of treasury stock	—	—	—	(59)	—	(59)	—	(59)

Issuance of treasury stock	—	50	—	100	—	150	—	150

Stock option activity	—	6	—	—	—	6	—	6

Equity forward arrangement	—	(27)	—	—	—	(27)	—	(27)

Dividends paid on subsidiary common stock to noncontrolling interests	—	—	—	—	—	—	(77)	(77)

Balance, December 31, 2009	$484	$609	$8,139	$(4,218)	$(1,261)	$3,753	$169	$3,922

Net income attributable to the controlling and noncontrolling interests	—	—	769	—	—	769	111	880

Other comprehensive (loss) income, net of tax	—	—	—	—	(150)	(150)	2	(148)

Cash dividends	—	—	(360)	—	—	(360)	—	(360)

Purchase of treasury stock	—	—	—	(521)	—	(521)	—	(521)

Issuance of treasury stock	—	77	—	96	—	173	—	173

Stock option activity	—	12	—	—	—	12	—	12

Equity forward arrangement	—	27	—	(65)	—	(38)	—	(38)

Dividends paid on subsidiary common stock to noncontrolling interests	—	—	—	—	—	—	(87)	(87)

Balance, December 31, 2010	$484	$725	$8,548	$(4,708)	$(1,411)	$3,638	$195	$3,833

Consolidated Statement of Comprehensive Income (Loss)

	For the Year
(Millions)	2010	2009	2008
Net income attributable to the controlling and noncontrolling interests	$880	$426	$624

Other comprehensive (loss) income, net of tax (See Note 18)
Unrealized currency translation adjustment	(11)	173	(506)

Defined benefit pension and other postretirement benefit adjustments (See Note 15)	(136)	169	(494)

Unrealized gains (losses) on marketable equity securities	1	—	(4)

Net change – derivatives (See Note 12)	(2)	25	(49)

Other comprehensive (loss) income, net of tax	(148)	367	(1,053)

Total comprehensive income (loss)	$732	$793	$(429)

Less: amounts attributable to noncontrolling interests:

Net income	(111)	(90)	(86)

Unrealized currency translation adjustment	(2)	—	7

Comprehensive income (loss) attributable to PPG	$619	$703	$(508)

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

32	2010 PPG ANNUAL REPORT AND FORM 10-K

Consolidated Statement of Cash Flows

	For the Year
(Millions)	2010	2009	2008
Operating activities
Net income attributable to the controlling and noncontrolling interests	$880	$426	$624

Adjustments to reconcile to cash from operations
Depreciation and amortization	470	480	563

Asbestos settlement, net of tax	7	8	2

Business restructuring	—	186	163

Write-off of in-process research and development	—	—	23

Restructuring cash spending	(103)	(142)	(27)

Change in U.S. tax law (U.S. Patient Protection and Affordable Care Act)	85	—	—

Equity affiliate (earnings) loss net of dividends	(39)	17	15

(Decrease) increase in net accrued pension benefit costs	(202)	(22)	78

(Increase)/decrease in receivables	(178)	294	48

(Increase)/decrease in inventories	(34)	232	79

Decrease (increase) in other current assets	39	62	(123)

Increase/(decrease) in accounts payable and accrued liabilities	333	(152)	15

Decrease in noncurrent assets	103	12	21

Decrease in noncurrent liabilities	(1)	(61)	(132)

Other	(50)	5	88

Cash from operating activities	1,310	1,345	1,437

Investing activities
Capital spending
Additions to property and investments	(307)	(239)	(383)

Business acquisitions, net of cash balances acquired (See Note 2)	(34)	(26)	(1,673)

Deposits held in escrow (See Note 2)	(7)	—	(37)
Release of deposits held in escrow (See Note 2)	1	22	1,740
Purchase of short term investments	(624)	—	—
Proceeds from sale of automotive glass and services business (See Note 3)	—	—	225
Proceeds from termination of currency swap contracts (See Note 12)	5	—	208
Reductions of other property and investments	26	43	45
Payments on cross currency swap contract (See Note 12)	(9)	(3)	—

Cash (used for)/from investing activities	(949)	(203)	125

Financing activities
Debt:
Borrowings to refinance acquired SigmaKalon debt (See Note 9)	—	—	1,143

Repayment of acquired SigmaKalon debt (See Note 9)	—	—	(1,259)

Proceeds from issuance of notes (net of discount and issuance costs) (See Note 9)	983	—	1,538

Repayment of bridge loan (See Note 9)	—	—	(1,557)

Net change in borrowings with maturities of three months or less	(23)	(431)	(392)

Proceeds from term loan (See Note 9)	—	400	—

Proceeds from other short-term debt	8	1	329

Repayment of other short-term debt	(225)	(517)	(442)

Repayment of 7.05% Notes due 2009 (See Note 9)	—	(116)	—

Proceeds from other long-term debt	7	29	—
Repayment of other long-term debt	(14)	(12)	(41)

Net change in cash related to debt transactions	736	(646)	(681)

Other financing activities:
Proceeds from termination of interest rate swaps	—	—	40

Purchase of treasury stock	(586)	(59)	(7)

Issuance of treasury stock	146	12	13

Dividends paid on subsidiary common stock to noncontrolling interests (See Note 1)	(87)	(77)	(79)

Dividends paid	(360)	(353)	(343)

Other	47	—	—

Cash used for financing activities	(104)	(1,123)	(1,057)

Effect of currency exchange rate changes on cash and cash equivalents	27	17	(10)

Net increase in cash and cash equivalents	284	36	495

Cash and cash equivalents, beginning of year	1,057	1,021	526

Cash and cash equivalents, end of year	$1,341	$1,057	$1,021

The accompanying notes to the consolidated financial statements are an integral part of this consolidated statement.

2010 PPG ANNUAL REPORT AND FORM 10-K	33

Notes to the Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of PPG Industries, Inc. (“PPG” or the “Company”) and all subsidiaries, both U.S. and non-U.S., that it controls. PPG owns more than 50% of the voting stock of the subsidiaries that it controls. Investments in companies in which PPG owns 20% to 50% of the voting stock and has the ability to exercise significant influence over operating and financial policies of the investee are accounted for using the equity method of accounting. As a result, PPG’s share of the earnings or losses of such equity affiliates is included in the accompanying consolidated statement of income and PPG’s share of these companies’ shareholders’ equity is included in investments in the accompanying consolidated balance sheet. Transactions between PPG and its subsidiaries are eliminated in consolidation.

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

Short-term Investments

Short-term investments are highly liquid, high credit quality investments (valued at cost plus accrued interest) that have stated maturities of greater than three months to one year. The purchases and sales of these investments are classified as investing activities in the consolidated statement of cash flows.

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

34	2010 PPG ANNUAL REPORT AND FORM 10-K

Notes to the Consolidated Financial Statements

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

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts to reduce receivables to their estimated net realizable value when it is probable that a loss will be incurred. Those estimates are based on historical collection experience, current economic and market conditions, a review of the aging of accounts receivable and the assessments of current creditworthiness of customers.

Product Warranties

The Company accrues for product warranties at the time the associated products are sold based on historical claims experience. As of December 31, 2010 and 2009, the reserve for product warranties was $7 million and $8 million, respectively. Pretax charges against income for product warranties in 2010, 2009 and 2008 totaled $7 million, $6 million and $7 million, respectively. Cash outlays related to product warranties were $7 million annually in 2010, 2009 and 2008. In addition, $1 million of warranty obligations were assumed as part of the Company’s 2008 business acquisitions.

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

The accrued asset retirement obligation was $13 million as of December 31, 2010 and 2009.

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

Accounting Standards Adopted Prior to 2010

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

2010 PPG ANNUAL REPORT AND FORM 10-K	35

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

36	2010 PPG ANNUAL REPORT AND FORM 10-K

Notes to the Consolidated Financial Statements

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

Accounting Standards Adopted in 2010

In June 2009, the FASB issued revisions to the accounting guidance on consolidation of variable interest entities. On January 1, 2010, PPG adopted the provisions of the new guidance, which did not have an impact on its consolidated results of operations, cash flows or financial position. Refer to Note 6, “Investments” for information related to PPG’s sole variable interest entity, RS Cogen, L.L.C.

In July 2010, the FASB issued new accounting guidance on finance receivables and allowance for credit loss, including disclosure requirements. In the fourth quarter of 2010, PPG adopted the provisions of the new guidance, which did not have an impact on its consolidated results of operations, cash flows or financial position. PPG has applied the provisions of this new guidance to its financial statement disclosures beginning in the fourth quarter of 2010.

2. Acquisitions

The Company spent $34 million on acquisitions (net of cash acquired of $6 million) in 2010, including purchase price adjustments related to acquisitions that were completed prior to December 31, 2009.

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

The total transaction value was approximately $3.2 billion, consisting of cash paid to the seller of $1,673 million and debt assumed of $1,517 million. The cash paid to the seller consisted of €717 million ($1,056 million) and $617 million. In 2007, PPG issued $617 million of commercial paper and borrowed $1,056 million (€717 million) under a €1 billion bridge loan agreement established in December 2007 in anticipation of completing the SigmaKalon acquisition. The proceeds from these borrowings were deposited into escrow in December 2007. Upon closing of the transaction on January 2, 2008, these amounts were released from escrow and paid to the seller.

2010 PPG ANNUAL REPORT AND FORM 10-K	37

Notes to the Consolidated Financial Statements

The following table summarizes the final purchase price allocation for the SigmaKalon acquisition.

(Millions)
Current assets (including cash of $136)	$1,415
Property, plant, and equipment	635
Customer-related intangibles	685
Trade names	277
Acquired technology	122
Goodwill (non-deductible)	1,353
Other	172
Total assets	4,659

Short-term debt	(1,507)
Current liabilities	(798)
Long-term debt	(10)
Deferred taxes	(389)
Other long-term liabilities	(305)
Net assets	1,650

In-process research and development	23
Total purchase price	$1,673

Identifiable intangible assets with finite lives are subject to amortization over their estimated useful lives. The identifiable intangible assets acquired in the SigmaKalon transaction will be amortized over an estimated weighted-average amortization period of 11 years. Customer-related intangibles will be amortized over an estimated weighted-average amortization period of 12 years, acquired technology will be amortized over an estimated weighted-average amortization period of seven years and trade names will be amortized over an estimated weighted-average amortization period of 15 years. Estimated future amortization expense related to these identifiable intangible assets is approximately $75 million annually in 2011 and 2012 and approximately $70 million annually in 2013-2015.

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

3. Divestiture of Automotive Glass and Services Business

During the third quarter of 2007, the Company entered into an agreement to sell its automotive glass and services business to Platinum Equity (“Platinum”) for approximately $500 million. Accordingly, the assets and liabilities of this business were classified as held for sale and the results of operations and cash flows of this business were classified as discontinued operations in the third quarter of 2007. In the fourth quarter of 2007, PPG was notified that affiliates of Platinum had filed suit in the Supreme Court of the State of New York, County of New York, alleging that Platinum was not obligated to consummate the agreement. Platinum also terminated the agreement. PPG has sued Platinum and certain of its affiliates for damages, including the $25 million breakup fee stipulated by the terms of the agreement, based on various alleged actions of the Platinum parties. While the transaction with Platinum was terminated, PPG management remained committed to a sale of the automotive glass and services business and continued to classify its assets and liabilities as held for sale and to report its results of operations and cash flows as discontinued operations through the first quarter of 2008.

In July 2008, PPG entered into an agreement with affiliates of Kohlberg & Company, LLC, under which PPG would divest the automotive glass and services business to a new company formed by affiliates of Kohlberg. Under the agreement, PPG would receive a non-controlling interest in the new company. As a result, the accounting requirements for classifying the business as assets held for sale and reporting its results of operations and cash flows as discontinued operations had no longer been met.

In the second quarter of 2008, the automotive glass and services business was reclassified to continuing operations and, as a result, PPG recorded a one-time, non-cash charge of $17 million ($11 million aftertax) to reflect a catch-up of depreciation expense, which was

38	2010 PPG ANNUAL REPORT AND FORM 10-K

Notes to the Consolidated Financial Statements

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

The automotive glass and services business had net sales of $724 million and earnings of $16 million during the nine months ended September 30, 2008 and its results are part of the Glass reportable segment for that period.

PPG has retained certain liabilities for pension and post-employment benefits earned for service up to the date of sale, totaling approximately $956 million and $850 million at December 31, 2010 and 2009, respectively, for employees who were active as of the divestiture date and for individuals who were retirees of the business as of the divestiture date. PPG recognized expense of approximately $30 million and $40 million related to these obligations in 2010 and 2009, respectively.

Pittsburgh Glass Works LLC ceased production at its Oshawa, Canada plant in 2009 and closed its Hawkesbury, Canada plant in 2010. Under Canadian pension regulations, these plant closures will result in partial wind-ups of the pension plans for former employees at these plants, the liability for which was retained by PPG. Each of these partial windups will result in settlement charges against PPG earnings and require cash contributions to the plans in amounts that will be determined following the required review of the partial wind-ups by the Canadian pension authorities. The amount of each pretax charge and the cash contribution is currently estimated to be in the range of $20-$30 million and $10-$15 million, respectively. The proposed effective dates of the partial windups related to the Oshawa and Hawkesbury plant closures are February 27, 2009 and August 31, 2010, respectively. The cash contributions must be made by the end of the five year period following the proposed effective dates of the partial windups. The settlement charges will be recorded following the approval of the partial windups by the Canadian pension authorities and when the related cash contributions are completed.

4. Working Capital Detail

(Millions)	2010	2009
Receivables
Trade - net(1)	$2,447	$2,283

Equity affiliates	24	28

Other - net	307	317

Total	$2,778	$2,628

Inventories(2)
Finished products	$912	$918

Work in process	136	125

Raw materials	411	390

Supplies	114	115

Total	1,573	1,548

Accounts payable and accrued liabilities
Trade creditors	$1,626	$1,384

Accrued payroll	405	355

Customer rebates	218	207

Other postretirement and pension benefits	109	103

Income taxes	56	33

Other	588	566

Total	$3,002	$2,648

(1)	Allowance for Doubtful Accounts equaled $91 million and $122 million as of December 31, 2010 and 2009, respectively.
(2)	Inventories valued using the LIFO method of inventory valuation comprised 33% and 35% of total gross inventory values as of December 31, 2010 and 2009, respectively. If the FIFO method of inventory valuation had been used, inventories would have been $201 million and $224 million higher as of December 31, 2010 and 2009, respectively. During the year ended December 31, 2010 and 2009, certain inventories accounted for on the LIFO method of accounting were reduced, which resulted in the liquidation of certain quantities carried at costs prevailing in prior years. The effect on earnings was expense of $0.3 million and income of $12 million for the years ended December 31, 2010 and 2009, respectively.

5. Property

(Millions)		Useful Lives (years)	2010	2009
	Land and land improvements	5-30	$477	$478

	Buildings	20-40	1,467	1,476

	Machinery and equipment	5-25	5,587	5,507

Other		3-20	652	689

	Construction in progress		232	163

	Total(1)		$8,415	$8,313

(1)	Interest capitalized in 2010, 2009 and 2008 was $7 million, $9 million and $8 million, respectively.

2010 PPG ANNUAL REPORT AND FORM 10-K	39

Notes to the Consolidated Financial Statements

6. Investments

(Millions)	2010	2009
Investments in and advances to equity affiliates	$416	$365

Marketable equity securities
Trading (See Note 15)	59	56

Available for sale	6	5

Other	69	73

Total	$550	$499

The Company’s investments in and advances to equity affiliates include its approximately 40 percent interest in Pittsburgh Glass Works LLC, which had a carrying value, including $90 million in notes receivable, of $197 million at December 31, 2010 (see Note 3, “Divestiture of Automotive Glass and Services Business”). The Company’s investments in and advances to equity affiliates also include 50 percent ownership interests in a number of joint ventures that manufacture and sell coatings, glass and chemicals products, the most significant of which produce fiber glass products and are located in Asia.

In addition, PPG has a 50 percent ownership interest in RS Cogen, L.L.C., which toll produces electricity and steam primarily for PPG and its joint venture partner. The joint venture was formed with a wholly-owned subsidiary of Entergy Corporation in 2000 for the construction and operation of a $300 million process steam, natural gas-fired cogeneration facility in Lake Charles, La., the majority of which was financed by a syndicate of banks. PPG’s future commitment to purchase electricity and steam from the joint venture approximates $23 million per year subject to contractually defined inflation adjustments for the next 12 years. The purchases for the years ended December 31, 2010, 2009 and 2008 were $23 million, $23 million and $24 million, respectively.

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

The following table summarizes the Company’s maximum exposure to loss associated with RS Cogen as of December 31, 2010:

(Millions)
Investment in and advances to RS Cogen	$8

Take-or-pay obligation under power tolling arrangement	281

Maximum exposure to loss	$289

Summarized financial information of PPG’s equity affiliates on a 100 percent basis, in the aggregate, is as follows:

(Millions)		2010	2009
Working capital		$130	$243

Property, net		927	957

Short-term debt		(137)	(165)

Long-term debt		(423)	(502)

Other, net		184	187

Net assets		$681	$720

(Millions)	2010	2009	2008
Revenues	$1,519	$1,320	$885

Net earnings (loss)	$103	$(4)	$14

PPG’s share of undistributed net earnings of equity affiliates was $94 million and $44 million as of December 31, 2010 and 2009, respectively. Dividends received from equity affiliates were $6 million, $11 million and $18 million in 2010, 2009 and 2008, respectively.

As of December 31, 2010 and 2009, there were unrealized pretax gains of $1 million and unrealized pretax losses of $1 million, respectively, recorded in “Accumulated other comprehensive loss” in the accompanying consolidated balance sheet related to marketable equity securities available for sale. During 2010, PPG sold certain of these investments resulting in recognition of pretax gains of $2 million and proceeds of $3 million. During 2009, PPG sold certain of these investments resulting in recognition of pretax gains of $0.1 million and proceeds of $0.1 million. During 2008, PPG sold certain of these investments resulting in recognition of a pretax gain of $0.1 million and proceeds of $1 million.

7. Goodwill and Other Identifiable Intangible Assets

The change in the carrying amount of goodwill attributable to each reportable business segment for the years ended December 31, 2010 and 2009 was as follows:

(Millions)	Performance Coatings	Industrial Coatings	Architectural Coatings— EMEA	Optical and Specialty Materials	Glass	Commodity Chemicals	Total
Balance, Jan. 1, 2009	$1,078	$482	$976	$50	$55	$—	$2,641

Goodwill from acquisitions	—	9	5	—	—	3	17

Currency translation	65	18	40	1	2	—	126

Balance, Dec. 31, 2009	$1,143	$509	$1,021	$51	$57	$3	$2,784

Goodwill from acquisitions	—	7	8	—	—	3	18

Currency translation	8	(21)	(63)	(2)	(5)	—	(83)

Balance, Dec. 31, 2010	$1,151	$495	$966	$49	$52	$6	$2,719

40	2010 PPG ANNUAL REPORT AND FORM 10-K

Notes to the Consolidated Financial Statements

The carrying amount of acquired trademarks with indefinite lives as of December 31, 2010 and 2009 totaled $323 million and $334 million, respectively.

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and are detailed below.

	Dec. 31, 2010			Dec. 31, 2009
(Millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Acquired technology	$515	$(273)	$242	$519	$(234)	$285

Customer-related intangibles	974	(355)	619	990	(286)	704

Tradenames	120	(44)	76	122	(35)	87

Other	31	(23)	8	28	(22)	6

Balance	$1,640	$(695)	$945	$1,659	$(577)	$1,082

Aggregate amortization expense was $124 million, $126 million and $135 million in 2010, 2009 and 2008, respectively. The estimated future amortization expense of identifiable intangible assets is approximately $130 million during 2011 and 2012, and approximately $115-$120 million during 2013, 2014 and 2015.

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

The Company also incurred approximately $11 million of additional costs directly associated with the restructuring actions for demolition, dismantling, relocation and training, of which $9 million was charged to expense as incurred in 2009 and $2 million in the first quarter of 2010.

In the fourth quarter of 2009, adjustments of approximately $10 million were recorded to reduce the remaining restructuring reserves established in 2008 and 2009 to reflect the current estimate of the costs to complete these actions. Also in the fourth quarter of 2009, some additional restructuring actions were approved and charges of approximately $10 million were recorded.

In the fourth quarter of 2010, adjustments of approximately $8 million were recorded to reduce the remaining restructuring reserves established in 2008 and 2009 to reflect the current estimate of the costs to complete these actions. Also in the fourth quarter of 2010, some additional restructuring actions were approved and charges of approximately $8 million were recorded.

At December 31, 2010, all restructuring actions have been finalized. The remaining reserve for the 2008 and 2009 restructuring plans of $23 million relates to severance payments to be made to certain former employees, $6 million of which will be paid after December 31, 2011.

The following table summarizes the activity through December 31, 2010 related to the 2009 restructuring actions:

(Millions, except no. of employees)	Severance and Other Costs	Asset Write-offs	Total Reserve	Employees Impacted

Performance Coatings	$35	$4	$39	764
Industrial Coatings	75	16	91	935
Architectural Coatings - EMEA	17	—	17	130
Optical & Specialty Materials	3	9	12	219
Commodity Chemicals	6	—	6	42
Glass	11	2	13	247
Corporate	7	1	8	91
Total	$154	$32	$186	2,428
2009 activity	(77)	(32)	(109)	(1,902)
Currency impact	11	—	11	—
Balance as of December 31, 2009	$88	$—	$88	526

2010 activity	(67)	—	(67)	(526)
Currency impact	(4)	—	(4)	—
Balance as of December 31, 2010	$17	$—	$17	—

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

2010 PPG ANNUAL REPORT AND FORM 10-K	41

Notes to the Consolidated Financial Statements

have been recorded as part of the purchase price allocation, effectively increasing goodwill. The restructuring reserve recorded in 2008 totaled $196 million.

The Company also incurred approximately $6 million of additional costs directly associated with the restructuring actions for demolition, dismantling, relocation and training, of which $5 million was charged to expense as incurred in 2009 and $1 million in the first quarter of 2010.

The following table summarizes the activity through December 31, 2010 related to the 2008 restructuring actions:

(Millions, except no. of employees)	Severance and Other Costs	Pension Curtailment Losses	Asset Write- offs	Total Reserve	Employees Impacted

Performance Coatings	$30	$—	$15	$45	270
Industrial Coatings	45	9	10	64	577
Architectural Coatings - EMEA	19	—	—	19	215
Commodity Chemicals	—	—	13	13	10
Glass	12	12	31	55	285
Total	$106	$21	$69	$196	1,357
2008 activity	(12)	(21)	(69)	(102)	(249)
Currency impact	(6)	—	—	(6)	—
Balance as of December 31, 2008	$88	$—	$—	$88	1,108

2009 activity	(56)	—	—	(56)	(951)
Currency impact	2	—	—	2	—
Balance as of December 31, 2009	$34	$—	$—	$34	157

2010 activity	(26)	—	—	(26)	(157)
Currency impact	(2)	—	—	(2)	—
Balance as of December 31, 2010	$6	$—	$—	$6	—

9. Debt and Bank Credit Agreements and Leases

(Millions)	2010	2009

6 7/8% notes, due 2012(1)	$71	$71

5.75% notes, due 2013(1)	600	600

3 7/8% notes, due 2015 (€300)	401	432

1.9 % notes, due 2016(2)	248	—

7 3/8% notes, due 2016	146	146

6 7/8% notes, due 2017	74	74

6.65% notes, due 2018	700	700

7.4% notes, due 2019	198	198

3.6% notes, due 2020(2)	494	—

9% non-callable debentures, due 2021	149	149

7.70% notes, due 2038	249	249

5.5% notes, due 2040(2)	248	—

Unsecured term loan, due 2012	400	400

Impact of derivatives on debt(1)	24	16

Various other non-U.S. debt, weighted average 3.4% as of December 31, 2010 and 7.0% as of December 31, 2009	11	11

Capital lease obligations	34	32

Total	4,047	3,078

Less payments due within one year	4	4

Long-term debt	$4,043	$3,074

(1)	PPG entered into several interest rate swaps which have the effect of converting $450 million as of December 31, 2010 and 2009, respectively, of these fixed rate notes to variable rates, based on the three-month London Interbank Offered Rate (LIBOR). The fair values of these interest rate swaps are based on Level 2 inputs as described in Note 10. The weighted average effective interest rate for these borrowings, including the effects of the outstanding swaps was 4.3% and 5.1% for the years ended December 31, 2010 and 2009, respectively. Refer to Notes 1 and 12 for additional information.
(2)	The 2016 Notes, 2020 Notes and 2040 Notes were issued at a discount. The effective interest rates of the notes are 2.2%, 3.8%, and 5.5% respectively, at December 31`, 2010.

Aggregate maturities of long-term debt during the next five years are (in millions) $4 in 2011, $477 in 2012, $615 in 2013, $2 in 2014, and $404 in 2015.

On March 18, 2008, PPG completed a public offering of $600 million in aggregate principal amount of its 5.75% Notes due 2013 (the “2013 Notes”), $700 million in aggregate principal amount of its 6.65% Notes due 2018 (the “2018 Notes”) and $250 million in aggregate principal amount of its 7.70% Notes due 2038 (the “2038 Notes” and, together with the 2013 Notes and the 2018 Notes, the “Notes”). The Notes were offered by the Company pursuant to its existing shelf registration statement. The proceeds of this offering of $1,538 million (net of discount and issuance costs) and additional borrowings of $195 million under a €650 million revolving credit facility were used to repay existing debt, including debt incurred in connection with financing the SigmaKalon acquisition. The discount and issuance costs related to the Notes, which totaled $12 million, will be amortized to interest expense over the respective lives of the Notes.

In June 2009, PPG entered into a $400 million three year unsecured term loan. We used $116 million of the proceeds from this term loan to retire our 7.05% Notes due 2009; the remainder of the loan proceeds of approximately $284 million were used to retire outstanding amounts under a €650 million revolving credit facility. The principal amount of this term loan is due in three years and the interest rate is variable based on a spread over LIBOR.

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

42	2010 PPG ANNUAL REPORT AND FORM 10-K

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

The Credit Agreement contains customary events of default that would permit the lenders to accelerate the repayment of any loans, including the failure to make timely payments when due under the Credit Agreement or other material indebtedness, the failure to satisfy covenants contained in the Credit Agreement, a change in control of the Company and specified events of bankruptcy and insolvency. There were no amounts outstanding under the Credit Agreement at December 31, 2010.

On November 12, 2010, PPG completed a public offering of $250 million in aggregate principal amount of its 1.900% Notes due 2016 (the “2016 Notes”), $500 million in aggregate principal amount of its 3.600% Notes due 2020 (the “2020 Notes”) and $250 million in aggregate principal amount of its 5.500% Notes due 2040 (the “2040 Notes”). These notes were issued pursuant to an indenture dated as of March 18, 2008 (the “Original Indenture”) between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”), as supplemented by a first supplemental indenture dated as of March 18, 2008 between the Company and the Trustee (the “First Supplemental Indenture”) and a second supplemental indenture dated as of November 12, 2010 between the Company and the Trustee (the “Second Supplemental Indenture” and, together with the Original Indenture and the First Supplemental Indenture, the “Indenture”). The Company may issue additional debt from time to time pursuant to the Original Indenture. The Indenture governing these notes contains covenants that limit the Company’s ability to, among other things, incur certain liens securing indebtedness, engage in certain sale-leaseback transactions, and enter into certain consolidations, mergers, conveyances, transfers or leases of all or substantially all the Company’s assets. The terms of these notes also require the Company to make an offer to repurchase Notes upon a Change of Control Triggering Event (as defined in the Second Supplemental Indenture) at a price equal to 101% of their principal amount plus accrued and unpaid interest.

Cash proceeds from this notes offering was $983 million (net of discount and issuance costs). The discount and issuance costs related to these notes, which totaled $17 million, will be amortized to interest expense over the respective terms of the notes.

PPG’s non-U.S. operations have uncommitted lines of credit totaling $791 million of which $31 million was used as of December 31, 2010. These uncommitted lines of credit are subject to cancellation at any time and are generally not subject to any commitment fees.

Short-term debt outstanding as of December 31, 2010 and 2009, was as follows:

(Millions)	2010	2009

€650 million revolving credit facility, 0.8% as of Dec. 31, 2009	$—	$110

Other, weighted average 3.39% as of Dec. 31, 2010 and 2.2% as of December 31, 2009	24	158

Total	$24	$268

PPG is in compliance with the restrictive covenants under its various credit agreements, loan agreements and indentures. The Company’s revolving credit agreements include a financial ratio covenant. The covenant requires that the amount of total indebtedness not exceed 60% of the Company’s total capitalization excluding the portion of accumulated other comprehensive income (loss) related to pensions and other postretirement benefit adjustments. As of December 31, 2010, total indebtedness was 45% of the Company’s total capitalization excluding the portion of accumulated other comprehensive income (loss) related to pensions and other postretirement benefit adjustments. Additionally, substantially all of the Company’s debt agreements contain customary cross-default provisions. Those provisions generally provide that a default on a debt service payment of $10 million or more for longer than the grace period provided (usually 10 days) under one agreement may result in an event of default under other agreements. None of the Company’s primary debt obligations are secured or guaranteed by the Company’s affiliates.

Interest payments in 2010, 2009 and 2008 totaled $189 million, $201 million and $228 million, respectively.

2010 PPG ANNUAL REPORT AND FORM 10-K	43

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

In October of 2009, the Company entered into an agreement with a counterparty to repurchase up to 1.2 million shares of the Company’s stock of which 1.1 million shares were purchased in the open market (465,006 of these shares were purchased as of December 31, 2009 at a weighted average price of $56.66 per share). The counterparty held the shares until September of 2010 when the Company paid $65 million and took possession of these shares.

Rental expense for operating leases was $233 million, $241 million and $267 million in 2010, 2008 and 2009, respectively. The primary leased assets include paint stores, transportation equipment, warehouses and other distribution facilities, and office space, including the Company’s corporate headquarters located in Pittsburgh, Pa. Minimum lease commitments for operating leases that have initial or remaining lease terms in excess of one year as of December 31, 2010, are (in millions) $160 in 2011, $127 in 2012, $98 in 2013, $76 in 2014, $59 in 2015 and $145 thereafter.

The Company had outstanding letters of credit and surety bonds of $167 million as of December 31, 2010. The letters of credit secure the Company’s performance to third parties under certain self-insurance programs and other commitments made in the ordinary course of business. As of December 31, 2010 and 2009, guarantees outstanding were $86 million and $80 million, respectively. The guarantees relate primarily to debt of certain entities in which PPG has an ownership interest and selected customers of certain of the Company’s businesses. A portion of such debt is secured by the assets of the related entities. The carrying values of these guarantees were $10 million and $7 million as of December 31, 2010 and 2009, respectively, and the fair values were $14 million and $15 million, as of December 31, 2010 and 2009, respectively. The fair value of each guarantee was estimated by comparing the net present value of two hypothetical cash flow streams, one based on PPG’s incremental borrowing rate and the other based on the borrower’s incremental borrowing rate, as of the effective date of the guarantee. Both streams were discounted at a risk free rate of return. The Company does not believe any loss related to these letters of credit, surety bonds or guarantees is likely.

10. Fair Value Measurement

The accounting guidance on fair value measurements establishes a hierarchy with three levels of inputs used to determine fair value. Level 1 inputs are quoted prices in active markets for identical assets and liabilities, are considered to be the most reliable evidence of fair value, and should be used whenever available. Level 2 inputs are observable prices that are not quoted on active exchanges. Level 3 inputs are unobservable inputs employed for measuring the fair value of assets or liabilities.

Assets and liabilities reported at fair value on a recurring basis:

	December 31, 2010
(Millions)	Level 1	Level 2	Level 3	Total
Short-term investments:
Commercial paper and restricted cash	$—	$632	$—	$632
Marketable equity securities	5	—	—	5
Other current assets:
Foreign currency contracts(1)	—	4	—	4
Equity forward arrangement(1)	—	55	—	55
Investments:
Marketable equity securities	65	—	—	65
Other assets:
Interest rate swaps(1)	—	20	—	20
Accounts payable and accrued liabilities:
Foreign currency contracts(1)	—	4	—	4
Natural gas swap contracts(1)	—	28	—	28
Other liabilities:
Cross currency swaps(1)	—	163	—	163
Forward starting swaps(1)	—	21	—	21
Natural gas swap contracts(1)	—	3	—	3
(1)	This entire balance is designated as a hedging instrument under GAAP.

44	2010 PPG ANNUAL REPORT AND FORM 10-K

Notes to the Consolidated Financial Statements

	December 31, 2009
(Millions)	Level 1	Level 2	Level 3	Total
Short-term investments:
Commercial paper and restricted cash	$—	$3	$—	$3
Marketable equity securities	4	—	—	4
Other current assets:
Foreign currency contracts(2)	—	3	—	3
Equity forward arrangement(1)	—	18	—	18
Investments:
Marketable equity securities	60	1	—	61
Other assets:
Interest rate swaps(1)	—	10	—	10
Forward starting swaps(1)	—	3	—	3
Accounts payable and accrued liabilities:
Foreign currency contracts(1)	—	8	—	8
Natural gas swap contracts(1)	—	37	—	37
Other liabilities:
Cross currency swaps(1)	—	308	—	308
Natural gas swap contracts(1)	—	13	—	13
(1)	This entire balance is designated as a hedging instrument under GAAP.
(2)	The majority of this balance is designated as a hedging instrument under GAAP.

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

11. Financial Instruments, Excluding Derivative Financial Instruments

Included in PPG’s financial instrument portfolio are cash and cash equivalents, short-term investments, cash held in escrow, marketable equity securities, company-owned life insurance and short and long-term debt instruments. The fair values of these financial instruments approximated their carrying values at December 31, 2010 and 2009, in the aggregate, except for long-term debt.

Long-term debt (excluding capital lease obligations), had carrying and fair values totaling $4,013 million and $4,299 million, respectively, as of December 31, 2010. Long-term debt (excluding capital lease obligations), had carrying and fair values totaling $3,046 million and $3,313 million, respectively, as of December 31, 2009. The fair values of the debt instruments were based on discounted cash flows and interest rates then currently available to the Company for instruments of the same remaining maturities.

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

PPG enters into derivative financial instruments with high credit quality counterparties and diversifies its positions among such counterparties in order to reduce its exposure to credit losses. The Company did not realize a credit loss on derivatives during the three-year period ended December 31, 2010.

PPG centrally manages certain of its foreign currency transaction risks to minimize the volatility in cash flows caused by currency fluctuations. Decisions on whether to use derivative financial instruments to hedge the net transaction exposures related to all regions of the world

2010 PPG ANNUAL REPORT AND FORM 10-K	45

Notes to the Consolidated Financial Statements

are made based on the amount of those exposures by currency and, in certain situations, an assessment of the near-term outlook for certain currencies. This net hedging strategy does not qualify for hedge accounting; therefore, the change in the fair value of these instruments is recorded in “Other charges” in the accompanying consolidated statement of income in the period of change. As of December 31, 2010 and 2009, the fair value of these contracts were assets of less than $0.1 million and $0.5 million, respectively.

PPG designates forward currency contracts as hedges against the Company’s exposure to variability in exchange rates on short-term intercompany borrowings denominated in foreign currencies. To the extent effective, changes in the fair value of these instruments are deferred in AOCI and subsequently reclassified to “Other charges” in the accompanying consolidated statement of income as foreign exchange gains and losses are recognized on the related intercompany borrowings. The portion of the change in fair value considered to be ineffective is recognized immediately in “Other charges” in the accompanying consolidated statement of income. All amounts related to these instruments deferred in AOCI as of December 31, 2010 will be reclassified to earnings within the next twelve months. As of December 31, 2010 and 2009, the fair value of these instruments was a net liability of $2 million.

PPG designates forward currency contracts as hedges against the Company’s exposure to future changes in fair value related to certain firm sales commitments denominated in foreign currencies. These contracts are designated as fair value hedges. As such, they are reported at fair value in the Company’s consolidated balance sheet, with changes in the fair value of these contracts and that of the related firm sales commitments reported in net sales. As of December 31, 2010, these contracts converted $76 million to the South Korean won over the 33 month period ending September 30, 2013. As of December 31, 2009, contracts converted $87 million to the South Korean won over the 18 month period ending June 30, 2011. As of December 31, 2010 and 2009, the fair value of the contracts was a net asset of $2 million and a net liability of $3 million, respectively.

PPG previously entered into ten U.S. dollar to euro cross currency swap contracts with a total notional amount of $1.3 billion, of which $600 million were to settle on March 15, 2013 and $700 million were to settle on March 15, 2018. One contract, with a notional amount of $140 million and a settlement date of March 15, 2018 was converted to cash during the first quarter of 2010. Accordingly, on settlement of the remaining outstanding contracts, PPG will receive $1.2 billion U.S. dollars and pay euros to the counterparties to the contracts. During the term of these contracts, PPG will receive semiannual payments in March and September of each year based on U.S. dollar, long-term fixed interest rates, and PPG will make annual payments in March of each year to the counterparties based on euro, long-term fixed interest rates. The Company has designated these swaps as hedges of its net investment in the acquired SigmaKalon businesses and, as a result, the mark to market fair value adjustments of the swaps have been and will be recorded as a component of AOCI, and the cash flow impact of these swaps has been and will be classified as investing activities in the consolidated statement of cash flows. As of December 31, 2010 and 2009, the fair value of these contracts was a net liability of $163 million and $308 million, respectively.

As of December 31, 2010 and 2009, PPG designated €300 million euro-denominated borrowings as a hedge of a portion of PPG’s net investment in the Company’s European operations. Also, during 2010 and 2009, certain portions of PPG’s various other euro-denominated borrowings were designated as hedges of PPG’s investments in its European operations. As a result, the change in book value from adjusting these foreign- denominated borrowings to current spot rates was deferred in AOCI.

As of December 31, 2010 and 2009, the Company had accumulated pretax unrealized translation losses in AOCI of $33 million and $210 million, respectively, related to both the euro-denominated borrowings and the cross currency swaps that have been designated as hedges of net investments.

Deferrals in AOCI related to hedges of the Company’s net investments in European operations would be reclassified and recognized in earnings upon a substantial liquidation, sale or partial sale of such investments or upon impairment of all or a portion of such investments.

The Company manages its interest rate risk by balancing its exposure to fixed and variable rates while attempting to minimize its interest costs. Generally, the Company maintains variable interest rate debt at a level of approximately 25% to 50% of total borrowings. PPG principally manages its fixed and variable interest rate risk by retiring and issuing debt from time to time and through the use of interest rate swaps. As of December 31, 2010 and 2009, these swaps converted $450 million of fixed rate debt to variable rate debt. The swaps are designated as fair value hedges. As such, these swaps are carried at fair value. Changes in the fair value of these swaps and that of the related debt are recorded in “Interest” in the accompanying consolidated statement of income. As of December 31, 2010 and 2009, the fair value of these contracts was an asset of $20 million and $10 million, respectively.

46	2010 PPG ANNUAL REPORT AND FORM 10-K

Notes to the Consolidated Financial Statements

The Company entered into forward starting swaps in 2009 and in the second quarter of 2010 to effectively lock-in a fixed interest rate for future debt refinancings with an anticipated term of ten years based on the ten year swap rate, to which will be added a corporate spread. All of the swap contracts are required to be settled in July 2012. As of December 31, 2010 and December 31, 2009, the notional amount of the swaps outstanding totaled $400 million and $250 million, respectively. To the extent that the swaps are effective, changes in the fair values of the swap contracts are deferred in AOCI. The portion of the change in fair value considered to be ineffective is recognized immediately in “Other charges” in the accompanying consolidated statement of income. Amounts deferred in AOCI will be reclassified to interest expense over the same period of time that interest expense is recognized on the future borrowings. As of December 31, 2010 and 2009, the fair value of these swaps was a liability of $21 million and an asset of $3 million, respectively.

The Company uses derivative instruments to manage its exposure to fluctuating natural gas prices through the use of natural gas swap contracts. These instruments mature over the next 20 months. To the extent that these instruments are effective in hedging PPG’s exposure to price changes, changes in the fair values of the hedge contracts are deferred in AOCI and reclassified to “Cost of sales, exclusive of depreciation and amortization” as the natural gas is purchased. The amount of ineffectiveness is reported in “Other charges” in the accompanying consolidated statement of income immediately. As of December 31, 2010 and 2009, the fair value of these contracts was a liability of $31 million and $50 million, respectively. Of the total pretax loss deferred in AOCI as of December 31, 2010, $28 million related to contracts that mature within the twelve-month period ending December 31, 2011.

PPG entered into a one-year renewable equity forward arrangement with a bank in 2003 in order to mitigate the impact on PPG earnings of changes in the fair value of 1,388,889 shares of PPG stock that is to be contributed to the asbestos settlement trust as discussed in Note 16, “Commitments and Contingent Liabilities.” This instrument, which has been renewed, is recorded at fair value as an asset or liability and changes in the fair value of this instrument are reflected in the “Asbestos settlement – net” caption of the accompanying consolidated statement of income. The total principal amount payable for these shares is $62 million. PPG will pay to the bank interest based on the principal amount and the bank will pay to PPG an amount equal to the dividends paid on these shares during the period this instrument is outstanding. The difference between the principal amount and any amounts related to unpaid interest or dividends and the current market price for these shares, adjusted for credit risk, represents the fair value of the instrument as well as the amount that PPG would pay or receive if the bank chose to net settle the instrument. Alternatively, the bank may, at its option, require PPG to purchase the shares covered by the arrangement at the principal amount adjusted for unpaid interest and dividends as of the date of settlement. As of December 31, 2010 and 2009, the fair value of this contract was an asset of $55 million and $18 million, respectively.

No derivative instrument initially designated as a hedge instrument was undesignated or discontinued as a hedging instrument during 2010 or 2009. Nor were any amounts deferred in AOCI reclassified to earnings during the three-year period ended December 31, 2010 related to hedges of anticipated transactions that were no longer expected to occur.

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

For the year ended December 31, 2010, Other comprehensive loss included a net pretax loss due to cash flow hedge derivatives of $3 million ($2 million, net of tax). This loss was comprised of realized losses of $93 million and unrealized losses of $96 million. The realized losses related to the settlement during the period of natural gas contracts, interest rate swaps owned by RS Cogen (Refer to Note 6, “Investments” for a discussion regarding this equity method investment) and foreign currency contracts. The unrealized losses related to the change in fair value of the natural gas contracts, forward starting swaps, interest rate swaps owned by RS Cogen and foreign currency contracts.

For the year ended December 31, 2009, Other comprehensive income included a net pretax gain due to cash flow hedge derivatives of $41 million ($25 million, net of tax). This gain was comprised of realized losses of $159 million and unrealized losses of $118 million. The realized losses related to the settlement during the period of natural gas contracts, interest rate swaps owned by RS Cogen and foreign currency contracts. The unrealized losses related to the change in fair value of the natural gas and foreign currency contracts, offset in part by the change in fair value on forward starting swaps and interest rate swaps owned by RS Cogen.

2010 PPG ANNUAL REPORT AND FORM 10-K	47

Notes to the Consolidated Financial Statements

For the year ended December 31, 2008, Other comprehensive loss included a net pretax loss due to cash flow hedge derivatives of $79 million ($49 million, net of tax). This loss was comprised of realized gains of $15 million and unrealized losses of $64 million. The realized gains related to the settlement during the period of natural gas contracts, offset in part by realized losses related to the settlement of foreign currency contracts and interest rate swaps that were owned by RS Cogen. The unrealized losses related to the change in fair value of the natural gas contracts and of interest rate swaps owned by RS Cogen, offset in part by the change in fair value on foreign currency contracts.

Refer to Note 10, “Fair Value Measurement,” for additional disclosures related to the Company’s derivative instruments outstanding as of December 31, 2010 and 2009.

The following table provides details for the years ended December 31, 2010 and 2009 related to fair value, cash flow and net investment hedges, by type of derivative and financial instrument. All dollar amounts are pretax.

December 31, 2010
Hedge Type (Millions)	Gain (Loss) Deferred in OCI	Gain (Loss) Recognized
		Amount	Caption
Fair Value
Interest rate swaps(a)	Not applicable	$12	Interest
Foreign currency contracts(a)	Not applicable	(1)	Sales
Equity forward arrangements(a)	Not applicable	37	Asbestos - net
Total Fair Value		$48

Cash Flow
Natural gas swaps(a)	$(38)	$(58)	Cost of sales
Interest rate swaps of RS Cogen	(2)	(2)	Other earnings
Forward starting swaps(b)	(26)	—
Foreign currency contracts(c)	(32)	(33)	Other charges
Other(a)	2	—	Interest
Total Cash Flow	$(96)	$(93)

Net Investment
Cross currency swaps(d)	$145	$—	Other charges
Foreign denominated debt	32		Not applicable
Total Net Investment	$177	$—

Non-Hedge
Foreign currency contracts	Not applicable	$3	Other charges
Total Non-Hedge		$3

(a)	The ineffective portion related to each of the items was less than $0.1 million of either income or expense for the year ended December 31, 2010.
(b)	The ineffective portion related to this item was $1 million of income.
(c)	The ineffective portion related to this item was $6 million of expense.
(d)	The ineffective portion related to this item was $3 million of expense.

December 31, 2009
Hedge Type (Millions)	Gain (Loss) Deferred in OCI	Gain (Loss) Recognized
		Amount	Caption
Fair Value
Interest rate swaps(a)	Not applicable	$6	Interest
Foreign currency contracts(a)	Not applicable	(10)	Sales
Equity forward arrangements(a)	Not applicable	24	Asbestos - net
Total Fair Value		$20

Cash Flow
Natural gas swaps(a)	$(87)	$(122)	Cost of sales
Interest rate swaps of RS Cogen	1	(2)	Other earnings
Forward starting swaps(a)	3	—
Foreign currency contracts(a)	(35)	(35)	Other charges
Total Cash Flow	$(118)	$(159)

Net Investment
Cross currency swaps(a)	$(187)	$—	Other charges
Foreign denominated debt	(17)		Not applicable
Total Net Investment	$(204)	$—

Non-Hedge
Foreign currency contracts	Not applicable	$(4)	Other charges
Total Non-Hedge		$(4)

(a)	The ineffective portion related to each of these items was not significant and the earnings impact from ineffectiveness related to all of these items in the aggregate was net pretax income of less than $0.5 million for the year ended December 31, 2009.

48	2010 PPG ANNUAL REPORT AND FORM 10-K

Notes to the Consolidated Financial Statements

13. Earnings Per Common Share

The earnings per common share calculations for the three years ended December 31, 2010, are as follows:

(Millions, except per share amounts)	2010	2009	2008
Earnings per common share (attributable to PPG)
Net Income (attributable to PPG)	$769	$336	$538

Weighted average common shares outstanding	164.5	164.8	164.6

Earnings per common share (attributable to PPG):
Net Income (attributable to PPG)	$4.67	$2.04	$3.27

Earnings per common share - assuming dilution (attributable to PPG)
Net Income (attributable to PPG)	$769	$336	$538

Weighted average common shares outstanding	164.5	164.8	164.6

Effect of dilutive securities:
Stock options	0.8	0.1	0.2

Other stock compensation plans	0.6	0.6	0.6

Potentially dilutive common shares	1.4	0.7	0.8

Adjusted weighted average common shares outstanding	165.9	165.5	165.4

Earnings per common share - assuming dilution (attributable to PPG):
Net Income (attributable to PPG)	$4.63	$2.03	$3.25

There were 1.2 million, 6.2 million and 5.1 million outstanding stock options excluded in 2010, 2009 and 2008, respectively, from the computation of diluted earnings per common share due to their anti-dilutive effect.

14. Income Taxes

The following table presents a reconciliation of the statutory U.S. corporate federal income tax rate to the Company’s effective income tax rate:

	2010	2009	2008
U.S. federal income tax rate	35.00%	35.00%	35.00%
Changes in rate due to:
State and local taxes – U.S.	1.31	1.99	2.47

U.S. tax (benefit) cost on foreign dividends	0.05	(3.05)	0.38

Taxes on non-U.S. earnings	(8.11)	(3.35)	(3.98)

Tax benefit on non-U.S. restructuring costs	—	2.76	0.23

PPG dividends paid to the ESOP	(0.67)	(1.61)	(1.13)

U.S. tax incentives	(1.83)	(1.16)	(1.03)

U.S. federal audit settlements	—	(0.28)	(1.59)

Other	(0.28)	0.60	0.93
One-time charge, tax law change	6.57	—	—

Effective income tax rate	32.04%	30.90%	31.28%

The decline of the impact of state and local taxes is largely the result of the decline in U.S. earnings as a percentage of total earnings. The increased impact on the 2010 effective income tax rate of non-U.S. earnings was a result of an increase in the level of those earnings and a shift in the geographic mix of those earnings to countries with lower statutory tax rates. U.S. tax incentives include the R&D credit, the U.S. manufacturing deduction and the tax free Medicare Part D subsidy.

The 2010 effective tax rate was increased because PPG recorded a one-time, aftertax charge in the first quarter of 2010 of $85 million, or 51 cents per share, as a result of a change in U.S. tax law included in the U.S. Patient Protection and Affordable Care Act enacted in March 2010. Under the prior tax law, the total amount paid for prescription drug costs for retirees over the age of 65 was tax deductible. Beginning in 2013, however, these costs will only be deductible to the extent they exceed the amount of the annual subsidy PPG receives from the U.S. government under Medicare Part D. As a result of this change, the Company’s deferred tax asset, which reflects the future tax deductibility of these post retirement costs, had to be reduced in the first quarter of 2010, the period that the change in the tax law was enacted, as required by the accounting guidance for income taxes.

The filing of our 2008 U.S. federal income tax return in September 2009 increased our 2008 foreign sourced income for U.S. tax purposes which, in turn, led to a decision in the fourth quarter of 2009 to pay dividends from several foreign subsidiaries prior to year end. The benefit of the U.S. foreign tax credits associated with those dividends lowered our 2009 effective tax rate.

Income before income taxes of the Company’s non-U.S. operations for 2010, 2009 and 2008 was $793 million, $342 million and $219 million, respectively.

The following table gives details of income tax expense reported in the accompanying consolidated statement of income.

(Millions)	2010	2009	2008
Current income taxes
U.S. federal	$62	$3	$140

Non-U.S.	170	129	141

State and local – U.S.	15	15	29
Total current	247	147	310
Deferred income taxes
U.S. federal	70	53	54

Non-U.S.	2	(13)	(86)

State and local – U.S.	11	4	6

One-time charge, tax law change	85	—	—

Total deferred	168	44	(26)
Total	$415	$191	$284

2010 PPG ANNUAL REPORT AND FORM 10-K	49

Notes to the Consolidated Financial Statements

Income tax payments in 2010, 2009 and 2008 totaled $198 million, $197 million and $300 million, respectively.

Net deferred income tax assets and liabilities as of December 31, 2010 and 2009, were as follows:

(Millions)	2010	2009
Deferred income tax assets related to
Employee benefits	$809	$873

Contingent and accrued liabilities	524	557

Operating loss and other carryforwards	125	132

Inventories	36	13

Property	8	6

Derivatives	75	126

Other	118	129

Valuation allowance	(83)	(78)

Total	1,612	1,758

Deferred income tax liabilities related to
Property	450	441

Intangibles	481	516

Employee benefits	57	46

Other	66	55

Total	1,054	1,058

Deferred income tax assets – net	$558	$700

As of December 31, 2010, subsidiaries of the Company had available net operating loss carryforwards of approximately $375 million for income tax purposes, of which approximately $309 million has an indefinite expiration. The remaining $66 million expires between the years 2011 and 2025. The tax effected amount of the net operating loss carryforwards is $122 million. A valuation allowance has been established for carry- forwards at December 31, 2010, when the ability to utilize them is not likely.

No deferred U.S. income taxes have been provided on certain undistributed earnings of non-U.S. subsidiaries, which amounted to $2,465 million as of December 31, 2010 and $2,005 million as of December 31, 2009. These earnings are considered to be reinvested for an indefinite period of time or will be repatriated when it is tax effective to do so. It is not practicable to determine the deferred tax liability on these undistributed earnings.

The Company files federal, state and local income tax returns in numerous domestic and foreign jurisdictions. In most tax jurisdictions, returns are subject to examination by the relevant tax authorities for a number of years after the returns have been filed. The Company is no longer subject to examinations by tax authorities in any major tax jurisdiction for years before 2003. Additionally, the Internal Revenue Service has completed its examination of the Company’s U.S. federal income tax returns filed for years through 2007. The examination of the Company’s U.S. federal income tax return for 2008 is currently underway and is expected to be finalized during 2011.

The activity in the accrued liability for unrecognized tax benefits for the three years ended December 31, 2010 is as follows:

(Millions)	2010	2009	2008
Balance at January 1	$108	$99	$110

Additions based on tax positions related to the current year	7	19	12

Additions for tax positions of prior years	15	13	5

Reductions for tax positions of prior years	(5)	(8)	(17)

Pre-acquisition unrecognized tax benefits	—	—	20

Reductions for expiration of the applicable statute of limitations	(6)	(9)	(6)

Settlements	(2)	(11)	(21)

Currency	(6)	5	(4)

Balance at December 31	$111	$108	$99

The amount of unrecognized tax benefits was $111 million, $108 million and $99 million as of December 31, 2010, 2009 and 2008, respectively. If recognized, $103 million, $99 million and $89 million would impact the effective rate as of December 31, 2010, 2009 and 2008, respectively. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company had accrued as of December 31, 2010, 2009 and 2008, $15 million, $13 million and $10 million, respectively, for estimated interest and penalties on unrecognized tax benefits. The Company recognized $2 million, $3 million and $1 million of expense for estimated interest and penalties during the years ended December 31, 2010, 2009 and 2008, respectively.

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

15. Pensions and Other Postretirement Benefits

Defined Benefit Plans

PPG has defined benefit pension plans that cover certain employees worldwide. The principal defined benefit pension plans are those in the U.S., Canada, the Netherlands and the U.K. which, in the aggregate, represent 99% of the market value of plan assets at December 31, 2010. PPG also sponsors welfare benefit plans that provide postretirement medical and life insurance benefits for certain U.S. and Canadian

50	2010 PPG ANNUAL REPORT AND FORM 10-K

Notes to the Consolidated Financial Statements

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

In October 2009, the Company decided, effective January 1, 2010, to return to a self-insured Medicare Part D prescription drug plan for certain retirees and their dependents that is at least actuarially equivalent to Medicare Part D. As such, effective January 1, 2010, PPG was eligible to receive the subsidy provided under the Medicare Act of 2003 for these retirees and their dependents.

The following table sets forth the changes in projected benefit obligations (“PBO”) (as calculated as of December 31), plan assets, the funded status and the amounts recognized in the accompanying consolidated balance sheet for the Company’s defined benefit pension and other postretirement benefit plans:

	Pensions		Other Postretirement Benefits
(Millions)	2010	2009	2010	2009
Projected benefit obligation, January 1	$4,545	$4,096	$1,089	$1,150
Service cost	64	67	19	20
Interest cost	249	244	64	68
Plan amendments	—	1	(54)	31
Actuarial losses (gains)	410	280	183	(121)
Benefits paid	(270)	(253)	(71)	(70)
Foreign currency translation adjustments	(48)	113	5	11
Other	2	(3)	—	—
Projected benefit obligation, December 31	$4,952	$4,545	$1,235	$1,089

Market value of plan assets, January 1	$3,594	$2,837
Actual return on plan assets	478	459
Company contributions	340	452
Participant contributions	3	4
Benefits paid	(249)	(236)
Plan expenses and other-net	(6)	(9)
Foreign currency translation adjustments	(33)	87
Market value of plan assets, December 31	$4,127	$3,594

Funded Status	$(825)	$(951)	$(1,235)	$(1,089)
Amounts recognized in the Consolidated Balance Sheet:
Accounts payable and accrued liabilities	(13)	(14)	(84)	(79)
Accrued pensions	(812)	(937)	—	—
Other postretirement benefits	—	—	(1,151)	(1,010)
Net liability recognized	$(825)	$(951)	$(1,235)	$(1,089)

The PBO is the actuarial present value of benefits attributable to employee service rendered to date, including the effects of estimated future pay increases. The accumulated benefit obligation (“ABO”) is the actuarial present value of benefits attributable to employee service rendered to date, but does not include the effects of estimated future pay increases. The ABO for all defined benefit pension plans as of December 31, 2010 and 2009 was $4,695 million and $4,245 million, respectively.

2010 PPG ANNUAL REPORT AND FORM 10-K	51

Notes to the Consolidated Financial Statements

The aggregate PBO and fair value of plan assets (in millions) for the pension plans with PBO in excess of plan assets were $4,952 and $4,127, respectively, as of December 31, 2010, and $4,544 and $3,594, respectively, as of December 31, 2009. The aggregate ABO and fair value of plan assets (in millions) for the pension plans with ABO in excess of plan assets were $4,494 and $3,918, respectively, as of December 31, 2010, and $4,061 and $3,386, respectively, as of December 31, 2009.

Amounts (pretax) not yet reflected in net periodic benefit cost and included in accumulated other comprehensive loss include the following:

(Millions)	Pensions		Other Postretirement Benefits
	2010	2009	2010	2009
Accumulated net actuarial losses	$1,911	$1,824	$476	$311
Accumulated prior service cost (credit)	1	3	(71)	(22)
Total	$1,912	$1,827	$405	$289

The accumulated net actuarial losses for pensions relate primarily to the actual return on plan assets being less than the expected return on plan assets in 2000-2002 and 2008 and a decline in the discount rate since 1999. The accumulated net actuarial losses for other postretirement benefits relate primarily to actual healthcare costs increasing at a higher rate than assumed during the 2001-2003 period and the decline in the discount rate. Since the accumulated net actuarial losses exceed 10% of the higher of the market value of plan assets or the PBO at the beginning of the year, amortization of such excess over the average remaining service period of active employees expected to receive benefits has been included in net periodic benefit costs for pension and other postretirement benefits in each of the last three years. The increase in 2010 in the accumulated prior service credit for other postretirement benefits relates to several amendments to these plans approved by the Company during the year. Accumulated prior service cost (credit) is amortized over the future service periods of those employees who are active at the dates of the plan amendments and who are expected to receive benefits.

The increase in accumulated other comprehensive loss (pretax) in 2010 relating to defined benefit pension and other postretirement benefits consists of:

(Millions)	Pensions	Other Postretirement Benefits
Net actuarial loss arising during the year	$210	$183
New prior service (credit)	—	(54)
Amortization of actuarial loss	(121)	(19)
Amortization of prior service (cost) credit	(5)	5
Foreign currency translation adjustments and other	1	1
Net change	$85	$116

The net actuarial loss arising during 2010 related to the Company’s pension plans was primarily due to a decrease in the discount rate and the impact of updating the Company’s mortality assumption, partially offset by greater than expected plan asset returns in 2010. The net actuarial loss arising during 2010 related to the Company’s other postretirement benefit plans resulted from a decrease in the discount rate and updating the Company’s mortality assumption.

The estimated amounts of accumulated net actuarial loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive (loss) income into net periodic benefit cost in 2011 are $122 million and $3 million, respectively. The estimated amounts of accumulated net actuarial loss and prior service (credit) for the other postretirement benefit plans that will be amortized from accumulated other comprehensive (loss) income into net periodic benefit cost in 2011 are $55 million and $(12) million, respectively.

Net periodic benefit cost for the three years ended December 31, 2010, includes the following:

	Pensions			Other Postretirement Benefits
(Millions)	2010	2009	2008	2010	2009	2008
Service cost	$64	$67	$72	$19	$20	$21
Interest cost	249	244	258	64	68	66
Expected return on plan assets	(278)	(228)	(283)	—	—	—
Amortization of prior service cost (credit)	5	6	11	(5)	(13)	(16)
Amortization of actuarial losses	121	129	69	19	34	26
Curtailments and special termination benefits	—	—	39	—	—	(5)
Net periodic benefit cost	$161	$218	$166	$97	$109	$92

Net periodic benefit cost is included in Cost of sales, exclusive of depreciation and amortization, Selling, general and administrative and Research and development in the accompanying consolidated statement of income.

Assumptions

The following weighted average assumptions were used to determine the benefit obligation for the Company’s defined benefit pension and other postretirement plans as of December 31, 2010 and 2009:

	2010	2009
Discount rate	5.3%	5.7%
Rate of compensation increase	3.8%	3.9%

52	2010 PPG ANNUAL REPORT AND FORM 10-K

Notes to the Consolidated Financial Statements

The following weighted average assumptions were used to determine the net periodic benefit cost for the Company’s defined benefit pension and other postretirement benefit plans for the three years ended December 31, 2010:

	2010	2009	2008
Discount rate	5.7%	6.1%	6.2%
Expected return on assets	7.8%	7.9%	8.0%
Rate of compensation increase	3.9%	3.9%	4.1%

These assumptions for each plan are reviewed on an annual basis. In determining the expected return on plan asset assumption, the Company evaluates the mix of investments that comprise each plan’s assets and external forecasts of future long-term investment returns. The Company compares the expected return on plan assets assumption to actual historic returns to ensure reasonability. The expected return on plan assets weighted average assumption to be used in determining 2011 net periodic pension expense will be 7.4% (8.0% for the U.S. plans).

As of December 31, 2010, the Company updated the mortality table used to calculate its U.S. defined benefit pension and other postretirement benefit liabilities. Previously, the Company had used the mortality table known as RP 2000, projected to 2006 and now will use the RP 2000 table projected to 2017. This update reflects improvements in mortality rates.

The weighted-average healthcare cost trend rate used was 7.6% for 2010 declining to 4.5% in the year 2024. For 2011, the weighted-average healthcare cost trend rate used will be 6.3% declining to 4.5% in the year 2024. These assumptions are reviewed on an annual basis. In selecting rates for current and long-term health care cost assumptions, the Company takes into consideration a number of factors including the Company’s actual health care cost increases, the design of the Company’s benefit programs, the demographics of the Company’s active and retiree populations and external expectations of future medical cost inflation rates. If these 2011 health care cost trend rates were increased or decreased by one percentage point per year, such increase or decrease would have the following effects:

	One-Percentage Point
(Millions)	Increase	Decrease
Increase (decrease) in the aggregate of service and interest cost components of annual expense	$9	$(8)
Increase (decrease) in the benefit obligation	$123	$(103)

Contributions

On August 17, 2006, the Pension Protection Act of 2006 (“PPA”) was signed into law, changing the funding requirements for the Company’s U.S. defined benefit pension plans beginning in 2008. Under the requirements of PPA, PPG did not have to make a mandatory contribution to these plans in 2010 and does not expect to have a mandatory contribution to these plans in 2011 because of management’s intent to make voluntary contributions.

PPG made voluntary contributions to its U.S. defined benefit pension plans of approximately $250 million and $360 million (of which $100 million was made in PPG stock) in 2010 and 2009, respectively. PPG has made an additional voluntary contribution to its U.S. plans in January 2011 of $50 million. PPG made contributions to its non-U.S. defined benefit pension plans in 2010 and 2009 of approximately $85 million and $90 million, (of which approximately $20 million was made in PPG stock) respectively, some of which were required by local funding requirements. PPG expects to make mandatory contributions to its non-U.S. plans in 2011 of approximately $75 million.

Benefit Payments

The estimated pension benefits to be paid under the Company’s defined benefit pension plans during the next five years are (in millions) $267 in 2011, $264 in 2012, $264 in 2013, $355 in 2014 and $318 in 2015 and are expected to aggregate $1,527 million for the five years thereafter. The estimated other postretirement benefits to be paid during the next five years are (in millions) $84 in 2011, $81 in 2012, $80 in 2013, $80 in 2014 and $83 in 2015 and are expected to aggregate $433 million for the five years thereafter. The Company expects to receive between $9 million and $12 million of subsidy under the Medicare Act of 2003 during each of the next five years and an aggregate amount of $77 million for the five years thereafter. The 2010 subsidy under the Medicare Act of 2003 of $7 million was received as of December 31, 2010.

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

2010 PPG ANNUAL REPORT AND FORM 10-K	53

Notes to the Consolidated Financial Statements

Pension plan assets are invested to generate investment earnings over an extended time horizon to help fund the cost of benefits promised under the plans while mitigating investment risk. The assets allocation targets established for each pension plan are intended to diversify the investments among a variety of asset categories and among a variety of individual securities within each asset category to mitigate investment risk and provide each plan with sufficient liquidity to fund the payment of pension benefits to current retirees.

The following summarizes the weighted average target pension plan asset allocation as of December 31, 2010:

Asset Category	Dec. 31, 2010	Dec. 31, 2009
Equity securities	40–75%	40-75%
Debt securities	25–60%	25-60%
Real estate	0–10%	0-10%
Other	0–10%	0-10%

The fair values of the Company’s pension plan assets at December 31, 2010, by asset category, are as follows:

(Millions)	Level 1(1)	Level 2(1)	Level 3(1)	Total
Asset Category
Equity securities:
U.S.
Large cap	$93	$679	$—	$772
Small cap	135	85	—	220
PPG common stock	152	—	—	152
Non-U.S.
Developed and emerging markets	149	490	—	639
Debt securities:
Money market	137	—	—	137
Corporate(2)
U.S.	666	—	—	666
Western Europe	1	167	—	168
Diversified(3)	49	173	—	222
Government
U.S.	433	—	—	433
Western Europe	19	281	—	300
Other(4)	225	7	39	271
Real estate and other	1	7	139	147

Total	$2,060	$1,889	$178	$4,127

(1)	These levels refer to the accounting guidance on fair value measurement described in Note 10, “Fair Value Measurement.”
(2)	This category represents investment grade debt securities from a diverse set of industry issuers.
(3)	This category represents commingled funds invested in diverse portfolios of debt securities.
(4)	This category includes mortgage-backed and asset backed debt securities, municipal bonds and other debt securities.

The fair values of the Company’s pension plan assets at December 31, 2009, by asset category, are as follows:

(Millions)	Level 1(1)	Level 2(1)	Level 3(1)	Total
Asset Category
Equity securities:
U.S.
Large cap	$80	$596	$—	$676
Small cap	76	70	—	146
PPG common stock	155	—	—	155
Non-U.S.
Developed markets	75	562	—	637
Debt securities:
Money market	127	—	—	127
Corporate(2)
U.S.	629	—	—	629
Western Europe	—	208	—	208
Diversified(3)	—	242	—	242
Government
U.S.	341	—	—	341
Western Europe	—	186	—	186
Other(4)	120	—	40	160
Real estate	—	—	87	87

Total	$1,603	$1,864	$127	$3,594

(1)	These levels refer to the accounting guidance on fair value measurement described in Note 10, “Fair Value Measurement.”
(2)	This category represents investment grade debt securities from a diverse set of industry issuers.
(3)	This category represents commingled funds invested in diverse portfolios of debt securities.
(4)	This category includes mortgage-backed and asset backed debt securities, municipal bonds and other debt securities.

The change in the fair value of the Company’s Level 3 pension assets for the years ended December 31, 2010 and 2009 was as follows:

(Millions)	Real Estate	Other Debt Securities	Other assets	Total
Balance, January 1, 2009	$127	$25	—	$152
Realized gain/(loss)	6	2	—	8
Unrealized gain/(loss) for positions still held	(45)	—	—	(45)
Transfers in/(out)	(1)	12	—	11
Currency	—	1	—	1
Balance, December 31, 2009	$87	$40	$—	$127
Realized gain/(loss)	2	1	—	3
Unrealized gain/(loss) for positions still held	13	—	—	13
Transfers in/(out)	15	(1)	22	36
Currency	—	(1)	—	(1)

Balance, December 31, 2010	$117	$39	$22	$178

54	2010 PPG ANNUAL REPORT AND FORM 10-K

Notes to the Consolidated Financial Statements

Real Estate properties are externally appraised at least annually by reputable, independent appraisal firms. Property valuations are also reviewed on a regular basis and are adjusted if there has been a significant change in circumstances related to the property since the last valuation. Value adjustments for interim capital expenditures are only recognized to the extent that the valuation process acknowledges a corresponding increase in fair value.

Other debt securities consist of insurance contracts, which are externally valued by insurance companies based on the present value of the expected future cash flows. Other assets consist primarily of small investments in private equity and hedge funds.

Other Plans

The Company incurred costs for multi-employer pension plans of $1 million in 2008. Multi-employer healthcare costs totaled $1 million in 2008. PPG’s obligations under these plans were transferred as part of the sale of the automotive glass and services business (see Note 3, “Divestiture of Automotive Glass and Services Business”).

The Company recognized expense for defined contribution pension plans in 2010, 2009 and 2008 of $31 million, $25 million and $22 million, respectively. As of December 31, 2010 and 2009, the Company’s liability related to defined contribution pension plans was $18 million and $17 million, respectively.

The Company has a deferred compensation plan for certain key managers which allows them to defer a portion of their compensation in a phantom PPG stock account or other phantom investment accounts. The amount deferred earns a return based on the investment options selected by the participant. The amount owed to participants is an unfunded and unsecured general obligation of the Company. Upon retirement, death, disability, termination of employment, scheduled payment or unforeseen emergency, the compensation deferred and related accumulated earnings are distributed in accordance with the participant’s election in cash or in PPG stock, based on the accounts selected by the participant.

The plan provides participants with investment alternatives and the ability to transfer amounts between the phantom non-PPG stock investment accounts. To mitigate the impact on compensation expense of changes in the market value of the liability, the Company has purchased a portfolio of marketable securities that mirror the phantom non-PPG stock investment accounts selected by the participants, except the money market accounts. The changes in market value of these securities are also included in earnings. Trading will occur in this portfolio to align the securities held with the participant’s phantom non-PPG stock investment accounts, except the money market accounts.

The cost of the deferred compensation plan, comprised of dividend equivalents accrued on the phantom PPG stock account, investment income and the change in market value of the liability, was expense in 2010 of $10 million, expense in 2009 of $15 million, and income in 2008 of $25 million. These amounts are included in “Selling, general and administrative” in the accompanying consolidated statement of income. The change in market value of the investment portfolio was income in 2010 of $9 million, income in 2009 of $13 million, and expense in 2008 of $27 million, of which $0.4 million, $0.4 million and $1 million was realized gains, respectively, and is also included in “Selling, general and administrative.”

The Company’s obligations under this plan, which are included in “Accounts payable and accrued liabilities” and “Other liabilities” in the accompanying consolidated balance sheet, totaled $99 million and $96 million as of December 31, 2010 and 2009, respectively, and the investments in marketable securities, which are included in “Investments” and “Other current assets” in the accompanying consolidated balance sheet, were $63 million and $60 million as of December 31, 2010 and 2009, respectively.

Plan Design Changes

During 2010, PPG made changes to certain of its defined benefit pension plans in connection with shifting pension benefits for future service to defined contribution pension plans. Such changes enacted in 2010 were for the defined benefit plan in the United Kingdom and for certain of our bargaining unit plans in the U.S. Changes that were effective prior to December 31, 2010 are reflected in the measurement of the year end projected benefit obligation.

In January 2011, the Company approved an amendment to one of its U.S. defined benefit pension plans that represents 77% of the total U.S. projected benefit obligation at December 31, 2010. This change will result in employees no longer accruing benefits under this plan either as of December 31, 2011 or December 31, 2020 depending upon their combined age and service to PPG. The affected employees will participate in the Company’s defined contribution retirement plan from the date when their benefit under the defined benefit plan is frozen. The impact of this amendment will be to lower our January 1, 2011 projected benefit obligation by approximately $65 million and lower our estimated 2011 expense by approximately $12 million. In addition, we will record a curtailment loss associated with this plan amendment of approximately $4 million in the first quarter of 2011.

2010 PPG ANNUAL REPORT AND FORM 10-K	55

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

The results of any future litigation and the above lawsuits and claims are inherently unpredictable. However, management believes that, in the aggregate, the outcome of all lawsuits and claims involving PPG, including asbestos-related claims in the event the settlement described below does not become effective, will not have a material effect on PPG’s consolidated financial position or liquidity; however, such outcome may be material to the results of operations of any particular period in which costs, if any, are recognized.

Antitrust Matters

Several complaints were filed in late 2007 and early 2008 in different federal courts naming PPG and other flat glass producers as defendants in purported antitrust class actions. The complaints alleged that the defendants conspired to fix, raise, maintain and stabilize the price and the terms and conditions of sale of flat glass in the United States in violation of federal antitrust laws. In June 2008, these cases were consolidated into one federal court class action in Pittsburgh, Pa. In the consolidated complaint, the plaintiffs sought a permanent injunction enjoining the defendants from future violations of the federal antitrust laws, unspecified compensatory damages, including treble damages, and the recovery of their litigation costs. Many allegations in the complaints were similar to those raised in proceedings by the European Commission in which fines were levied against other flat glass producers arising out of alleged antitrust violations. PPG is not involved in any of the proceedings in Europe. PPG divested its European flat glass business in 1998. A complaint containing allegations substantially similar to the U.S. litigation and seeking compensatory and punitive damages in amounts to be determined by the court was filed in the Superior Court in Windsor, Ontario, Canada in August 2008 regarding the sale of flat glass in Canada. In the third quarter of 2010, the other defendants in these cases agreed to settlements. Although PPG is aware of no wrongdoing or conduct on its part in the operation of its flat glass business that violated any antitrust laws, in order to avoid the ongoing expense of this protracted case, as well as the risks and uncertainties associated with complex litigation involving jury trials, in the third quarter of 2010 PPG reached an agreement in principle to resolve these flat glass antitrust matters for approximately $6 million. All of the other defendants also agreed to settlements. Final settlement agreements were executed in the fourth quarter of 2010. The charge for these matters was reported in Other charges in the third quarter of 2010.

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

On May 14, 2002, PPG announced that it had agreed with several other parties, including certain of its

56	2010 PPG ANNUAL REPORT AND FORM 10-K

Notes to the Consolidated Financial Statements

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

Under the proposed 2002 PPG Settlement Arrangement, PPG would have granted asbestos releases to all participating

2010 PPG ANNUAL REPORT AND FORM 10-K	57

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

58	2010 PPG ANNUAL REPORT AND FORM 10-K

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

In addition, similar to what was contemplated by the second amended PC plan of reorganization, the channeling injunction will not extend to claims against PPG alleging personal injury caused by asbestos on premises owned, leased or occupied by PPG (so called “premises claims”), which generally have been subject to the stay imposed by the Bankruptcy Court. Historically, a small proportion of the claims against PPG and its subsidiaries have been premises claims, and based upon review and analysis, PPG believes that the number of premises claims currently comprises less than 2% of the total asbestos related claims against PPG. Beginning in late 2006, the Bankruptcy Court lifted the stay with respect to certain premises claims against PPG. As a result, PPG and its primary insurers have settled approximately 500 premises claims. PPG’s insurers agreed to provide insurance coverage for a major portion of the payments made in connection with the settled claims, and PPG accrued the portion of the settlement amounts not covered by insurance. PPG, in conjunction with its primary insurers as appropriate, evaluates the factual, medical, and other relevant information pertaining to additional claims as they are being considered for potential settlement. The number of such claims under consideration for potential settlement, currently approximately 300, varies from time to time. Premises claims remain subject to the stay, as outlined above, although certain claimants have requested the Court to lift the stay with respect to these claims and the stay has been lifted as to some claims. PPG believes that any financial exposure resulting from such premises claims, taking into account available insurance coverage, will not have a material adverse effect on PPG’s consolidated financial position, liquidity or results of operations.

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

2010 PPG ANNUAL REPORT AND FORM 10-K	59

Notes to the Consolidated Financial Statements

PPG’s obligation under the 2009 PPG Settlement Arrangement at December 31, 2008 was $162 million less than the amount that would have been due under the 2002 PPG Settlement Arrangement. This reduction is attributable to a number of negotiated provisions in the 2009 PPG Settlement Arrangement, including the provisions relating to the channeling injunction under which PPG retains liability for any non-PC Relationship Claims. PPG will retain such amount as a reserve for asbestos-related claims that will not be channeled to the Trust, as this amount represents PPG’s best estimate of its liability for these claims. PPG does not have sufficient current claim information or settlement history on which to base a better estimate of this liability, in light of the fact that the Bankruptcy Court’s stay has been in effect since 2000. As a result, PPG’s reserve at December 31, 2010 and 2009 for asbestos-related claims that will not be channeled to the Trust is $162 million. In addition, under the 2009 PPG Settlement Arrangement, PPG will retain for its own account rights to recover proceeds from certain historical insurance assets, including policies issued by non-participating insurers. Rights to recover these proceeds would have been assigned to the Trust by PPG under the 2002 PPG Settlement Arrangement.

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

Of the total obligation of $821 million and $772 million under the 2009 PPG Settlement Arrangement at December 31, 2010 and 2009, respectively, $578 million and $534 million are reported as a current liabilities and the present value of the payments due in the years 2012 to 2023 totaling $243 and 2011 to 2023 totaling $238 million are reported as a non-current liability in the accompanying consolidated balance sheet as of December 31, 2010 and 2009. The future accretion of the non-current portion of the liability will total $136 million at December 31, 2010, and be reported as expense in the consolidated statement of income over the period through 2023, as follows (in millions):

2011	$14

2012	14

2013 – 2023	108

Total	$136

The following table summarizes the impact on PPG’s financial statements for the three years ended December 31, 2010 resulting from the 2009 PPG Settlement Arrangement including the change in fair value of the stock to be transferred to the Trust and the equity forward instrument (see Note 12, “Derivative Financial Instruments and Hedge Activities”) and the increase in the net present value of the future payments to be made to the Trust.

	Consolidated Balance Sheet
	Asbestos Settlement Liability		Equity Forward (Asset) Liability	Pretax Charge
(Millions)	Current	Long-term

Balance as of January 1, 2008	$593	$324	$(18)	$24
Change in fair value:
PPG stock	(39)	—	—	(39)
Equity forward instrument	—	—	24	24
Accretion of asbestos liability	—	19	—	19
Reclassification	38	(38)	—	—
Impact of 2009 PPG Settlement Arrangement(1)	(101)	(61)	—	—
Balance as of and Activity for the year ended December 31, 2008	$491	$244	$6	$4
Change in fair value:
PPG stock	23	—	—	23
Equity forward instrument	—	—	(24)	(24)
Accretion of asbestos liability	—	14	—	14
Reclassification	20	(20)	—	—
Balance as of and Activity for the year ended December 31, 2009	$534	$238	$(18)	$13
Change in fair value:
PPG stock	35	—	—	35
Equity forward instrument	—	—	(37)	(37)
Accretion of asbestos liability	—	14	—	14
Reclassification	9	(9)	—	—

Balance as of and Activity for the year ended December 31, 2010	$578	$243	$(55)	$12

(1)	Amounts have been reclassified to Other liabilities and retained as a reserve for asbestos-related claims that will not be channeled to the Trust. The balance in this reserve at December 31, 2010 remains $162 million.

The fair value of the equity forward instrument is included as an Other current asset as of December 31, 2010 and 2009 in the accompanying consolidated balance sheet. Payments under the fixed payment schedule require annual payments that are due each June. The current portion of the asbestos settlement liability included in the accompanying consolidated balance sheet as of December 31, 2010, consists of all such payments required through June 2011, the fair value of PPG’s

60	2010 PPG ANNUAL REPORT AND FORM 10-K

Notes to the Consolidated Financial Statements

common stock and the value of PPG’s investment in Pittsburgh Corning Europe. The amount due June 30, 2012 of $16 million and the net present value of the remaining payments is included in the long-term asbestos settlement liability in the accompanying consolidated balance sheet as of December 31, 2010.

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

As of December 31, 2010 and 2009, PPG had reserves for environmental contingencies totaling $272 million and $287 million, respectively, of which $83 million and $59 million, respectively, were classified as current liabilities. The reserve at December 31, 2010 included $168 million for environmental contingencies associated with PPG’s former chromium manufacturing plant in Jersey City, N.J. (“Jersey City”), $50 million for environmental contingencies associated with the Calcasieu River estuary and three operating plant sites in PPG’s chemicals business and $54 million for other environmental contingencies, including National Priority List sites and legacy glass manufacturing sites. The reserve at December 31, 2009 included $188 million for environmental contingencies associated with the former chromium manufacturing plant in Jersey City, $44 million for environmental contingencies associated with the Calcasieu River Estuary and three operating plant sites in PPG’s chemicals business and $55 million for other environmental contingencies, including National Priority List sites and legacy glass manufacturing sites. Pretax charges against income for environmental remediation costs in 2010, 2009 and 2008 totaled $21 million, $11 million and $15 million, respectively, and are included in “Other charges” in the accompanying consolidated statement of income. Cash outlays related to such environmental remediation aggregated $34 million, $24 million, and $24 million in 2010, 2009 and 2008, respectively. The impact of foreign currency decreased the liability by $2 million in 2010 and increased the liability by $1 million in 2009.

The Company’s continuing efforts to analyze and assess the environmental issues associated with a former chromium manufacturing plant site located in Jersey City, and at the Calcasieu River Estuary located near the Lake Charles, La., chlor-alkali plant resulted in a pre-tax charge of $173 million in the third quarter of 2006 for the estimated costs of remediating these sites. These charges for estimated environmental remediation costs in 2006 were significantly higher than PPG’s historical range. Excluding 2006, pretax charges against income have ranged between $10 million and $35 million per year for the past 15 years. PPG anticipates that charges against income in 2011 for environmental remediation costs will be within this historical range.

Management expects cash outlays for environmental remediation costs to be approximately $80 million in 2011 and to range from $50 million to $70 million annually through 2014. It is possible that technological, regulatory and enforcement developments, the results of environmental studies and other factors could alter the Company’s expectations with respect to future charges against income and future cash outlays. Specifically, the level of expected future remediation costs and cash

2010 PPG ANNUAL REPORT AND FORM 10-K	61

Notes to the Consolidated Financial Statements

outlays is highly dependent upon activity related to the former chromium manufacturing plant site in New Jersey as discussed below.

Remediation: New Jersey Chrome

Since 1990, PPG has remediated 47 of 61 residential and nonresidential sites under the 1990 Administrative Consent Order (“ACO”) with the New Jersey Department of Environmental Protection (“NJDEP”). The most significant of the 14 remaining sites is the former chromium manufacturing location in Jersey City, New Jersey. The principal contaminant of concern is hexavalent chromium. Based on current estimates, at least 700,000 tons of soil may be potentially impacted for all remaining sites. The Company submitted a feasibility study work plan to the NJDEP in October 2006 that includes a review of the available remediation technology alternatives for the former chromium manufacturing location. Under the feasibility study work plan, remedial alternatives which will be assessed include, but are not limited to, soil excavation and offsite disposal in a licensed disposal facility, in situ chemical stabilization of soil and groundwater, and in situ solidification of soils.

As a result of the extensive analysis undertaken in connection with the preparation and submission of the feasibility study work plan for the former chromium manufacturing location described above, the Company recorded a pretax charge of $165 million in the third quarter of 2006. The charge included estimated costs for remediation at the 14 remaining ACO sites, including the former manufacturing site, and for the resolution of litigation filed by NJDEP in May 2005 as discussed below. The principal estimated cost elements of the third quarter 2006 charge and of the remaining reserve at December 31, 2010 were based on competitively derived or readily available remediation industry cost data for representative remedial options, e.g., excavation and in situ stabilization/solidification. The major cost components are (i) transportation and disposal of excavated soil and in place soil treatment and (ii) construction services (related to soil excavation, groundwater management and site security), which account for approximately 55% and 25% of the reserve, respectively, as of December 31, 2010. The reserve also includes estimated costs for remedial investigation, interim remedial measures, engineering and project management. The most significant assumptions underlying the reserve are those related to the extent and concentration of chromium impacts in the soil, as these will determine the quantity of soil that must be treated in place, the quantity that will have to be excavated and transported for offsite disposal, and the nature of disposal required. The charges are exclusive of any third party indemnification, as management does not expect to receive any such amounts.

In May 2005, the NJDEP filed a complaint against PPG and two other former chromium producers seeking to hold the parties responsible for a further 53 sites where the source of chromium contamination is not known and to recover costs incurred by the agency in connection with its response activities at certain of those sites. During the third quarter of 2008, the parties reached an agreement in principle on all claims relating to these 53 sites (the “Orphan Sites Settlement”). Under the terms of the proposed Orphan Sites Settlement, PPG would, among other things, accept responsibility for remediation of 6 of the 53 sites, one half of the cost for remediating 9 sites where chrome ore processing residue was used as fill in connection with the installation or repair of sewer pipes owned by the city of Jersey City, New Jersey (“Jersey City”), reimburse the NJDEP for a portion of past costs in the amount of $5 million and be responsible for the NJDEP’s oversight costs associated with the sites for which PPG is wholly or partially responsible. The proposed Orphan Sites Settlement would not affect PPG’s responsibilities for the 14 remaining unremediated sites covered by PPG’s ACO. However, a settlement agreement among PPG, NJDEP and Jersey City (which had asserted claims against PPG for lost tax revenue) has been reached and memorialized in the form of a Judicial Consent Order (the “JCO”) that was entered by the Court on June 26, 2009. PPG’s remedial obligations under the ACO with NJDEP have been incorporated into the JCO. Pursuant to the JCO, a new process has been established for the review of the technical reports PPG must submit for the investigation and remedy selection for the 14 ACO sites and the 6 sites for which PPG has accepted sole responsibility under the terms of the proposed Orphan Sites Settlement (i.e., 20 PPG Sites). The JCO also provided for the appointment of a court-approved Site Administrator who is responsible for establishing a master schedule for the remediation of the 20 PPG sites. The JCO established a goal, based on currently applicable remedial provisions, to remediate soils and sources of contamination at the PPG sites as expeditiously as possible with a goal for completion near the end of 2015 in accordance with the master schedule developed by the Site Administrator. On July 6, 2009, former United States Environmental Protection Agency Deputy Administrator, Michael McCabe, was appointed as Site Administrator under the JCO. The JCO also resolved the claims for reparations for lost tax revenues by Jersey City with the payment of $1.5 million over a 5 year time period. The JCO did not otherwise affect PPG’s responsibility for the remediation of the 14 ACO sites. PPG’s estimated costs under the proposed Orphan Sites Settlement and the JCO are included in the December 31, 2010 reserve for New Jersey chrome environmental remediation matters.

62	2010 PPG ANNUAL REPORT AND FORM 10-K

Notes to the Consolidated Financial Statements

The feasibility study work plan for the former chromium manufacturing site submitted in 2006 is under review by NJDEP. The work plans for interim remedial measures at that site, which consist of the removal and off-site disposal of concrete foundations, have been approved by NJDEP and the associated work began in the third quarter of 2010. PPG expects to submit a draft remediation work plan for the former chromium manufacturing site with NJDEP in mid-2011. Following review and comment by the NJDEP, PPG will submit a final remediation work plan and associated cost estimate for the site, which may occur in late 2011.

PPG has submitted a Remedial Action Work Plan for one other remaining site under the ACO. This proposal has been submitted to the NJDEP for approval, with remedial activities expected to begin in 2011. In addition, investigation activities are ongoing for an additional six sites covered by the ACO adjacent to the former manufacturing site with completion expected in 2011. Investigation activities for the remaining six sites covered by the ACO are also expected to be completed in 2011 and PPG believes the results of the study at the former chromium manufacturing location will provide the Company with relevant information concerning remediation alternatives at these sites. The investigation and remediation of all ACO sites and the six orphan sites for which PPG has accepted sole responsibility is scheduled to be completed over the next four years.

As described above, multiple future events, including completion of feasibility studies, remedy selection, remedy design and remedy implementation involving governmental agency action or approvals will be required, and considerable uncertainty exists regarding the timing of these future events for the remaining 14 sites covered by the ACO and the six orphan sites for which PPG has accepted responsibility under the terms of a proposed Orphan Sites Settlement. Final resolution of these events is expected to occur over an extended period of time. As these events occur and to the extent that the cost estimates of the environmental remediation remedies change, the existing reserve for this environmental remediation will be adjusted.

Remediation: Calcasieu River Estuary

In Lake Charles, the U.S. Environmental Protection Agency (“USEPA”) completed an investigation of contamination levels in the Calcasieu River Estuary and issued a Final Remedial Investigation Report in September 2003, which incorporates the Human Health and Ecological Risk Assessments, indicating that elevated levels of risk exist in the estuary. PPG and other potentially responsible parties are performing a feasibility study under the authority of the Louisiana Department of Environmental Quality (“LDEQ”). PPG’s exposure with respect to the Calcasieu Estuary is focused on the lower few miles of Bayou d’Inde, a small tributary to the Calcasieu Estuary near PPG’s Lake Charles facility, and about 150 to 200 acres of adjacent marshes. The Company and three other potentially responsible parties submitted a draft remediation feasibility study report to the LDEQ in October 2006. The proposed remedial alternatives include sediment dredging, sediment capping, and biomonitoring of fish and shellfish. Principal contaminants of concern which may require remediation include various metals, dioxins and furans, and polychlorinated biphenyls. In response to agency comments on the draft study, the companies conducted additional investigations and submitted a revised feasibility report to the agencies in the third quarter of 2008. Government officials have indicated that a U.S. Army Corps of Engineers’ study has concluded that the proposed remedy will not adversely affect drainage in communities adjacent to Bayou d’Inde. In response to the revised feasibility study, LDEQ issued a draft decision document for the Bayou d’Inde area in February 2010. The decision document includes LDEQ’s selection of remedial alternatives for the Bayou d’Inde area and are in accordance with those recommended in the revised feasibility study. LDEQ held a public hearing on March 23, 2010 and is in the process of evaluating the public comments received as part of the finalization of its decision document, which is expected in 2011.

Multiple future events, such as feasibility study approval, remedy selection, remedy design and remedy implementation involving agency action or approvals related to the Calcasieu River Estuary will be required and considerable uncertainty exists regarding the timing of these future events. Final resolution of these events is expected to occur over an extended period of time. However, based on currently available information it is expected that feasibility study approval and the remedy selection and design approval could occur in 2011. The remedy implementation could occur during 2011 to 2014, with some period of long-term monitoring for remedy effectiveness to follow. In addition, PPG’s obligation related to any potential remediation will be dependent in part upon the final allocation of responsibility among the potentially responsible parties. Negotiations with respect to this allocation are ongoing, but the outcome is uncertain.

Remediation: Reasonably Possible Matters

In addition to the amounts currently reserved for environmental remediation, the Company may be subject to loss contingencies related to environmental matters estimated to be as much as $200 million to $400 million which is a change from the previously reported range of $200 million to $300 million. This change in estimate relates principally to the cost of New Jersey Chrome and legacy

2010 PPG ANNUAL REPORT AND FORM 10-K	63

Notes to the Consolidated Financial Statements

glass manufacturing site remediation. Such unreserved losses are reasonably possible but are not currently considered to be probable of occurrence. This range of reasonably possible unreserved loss relates to environmental matters at a number of sites; however, about 50% of this range relates to additional costs at the former chromium manufacturing plant site and related sites in Jersey City, N.J., and about 25% relates to the Calcasieu River Estuary and the three operating PPG plant sites in the Company’s chemicals businesses. The loss contingencies related to these sites include significant unresolved issues such as the nature and extent of contamination at these sites and the methods that may have to be employed to remediate them.

The status of the remediation activity at the sites in New Jersey and at the Calcasieu River Estuary in Louisiana and the factors that could result in the need for additional environmental remediation reserves at those sites are described above. Initial remedial actions are occurring at the three operating plant sites in the chemicals businesses. These three operating plant sites are in Barberton, Ohio, Lake Charles, La., and Natrium, W.Va. At Barberton, PPG has completed a Facility Investigation and Corrective Measure Study (“CMS”) under USEPA’s Resource Conservation and Recycling Act (“RCRA”) Corrective Action Program. PPG has been implementing the remediation alternatives recommended in the CMS using a performance-based approach with USEPA Region V oversight. However, USEPA Region V transferred its oversight authority to the Ohio Environmental Protection Agency (“OEPA”) in 2010. The Barberton Corrective Action Permit was issued by Ohio EPA on September 24, 2010. As part of this permit, PPG is responsible for filing engineering remedies for various issues at this site. These remedies have not yet been filed with the OEPA. Similarly, the Company has completed a Facility Investigation and CMS for the Lake Charles facility under the oversight of the LDEQ. The LDEQ has accepted the proposed remedial alternatives. PPG received notice of LDEQ issuance of the final Hazardous Waste Post-Closure/HSWA Permit on June 28, 2010. The Permit was issued in final form on September 23, 2010. Planning for or implementation of these proposed alternatives is in progress. At Natrium, a facility investigation has been completed and initial interim remedial measures have been implemented to mitigate soil impacts. There is additional investigation of groundwater contamination ongoing which may indicate the need for further remedial actions to address specific areas of the facility. Preliminary engineering design of a groundwater treatment system is underway. PPG has been addressing impacts from a legacy plate glass manufacturing site in Kokomo, Indiana under the Voluntary Remediation Program (“VRP”) of the Indiana Department of Environmental Management (“IDEM”). PPG has agreed to expand the scope of the investigation activities.

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

Other Matters

The U.S. Department of Commerce’s Bureau of Industry and Security (“BIS”) and the U.S. Department of Justice conducted an investigation into violations of U.S. export control laws related to the exportation without the required export license of small quantities (approximately 1,000 gallons) of protective coatings for potential use in Pakistan in 2006. The Company cooperated with the government in this matter. The Company, with the assistance of outside counsel, conducted an investigation into these violations of the U.S. export control laws and responded to administrative and federal grand jury subpoenas. The Company also made disclosures of certain U.S. export control violations to the U.S. Department of Commerce related to this matter.

After reviewing the Company’s voluntary self-disclosure, other documents submitted by the Company and the findings of its own investigation, on December 21, 2010 the U.S. Attorney’s Office for the District of Columbia and BIS entered into an agreement with the Company and the Company’s wholly-owned Chinese subsidiary, PPG Paints Trading (Shanghai) Co., Ltd. (“SPT”) to resolve this matter. As part of the settlement, the Company entered into a cooperation and non-prosecution agreement (“NPA”) with the Department of Justice under which the U.S. Attorney’s Office for the District of Columbia agreed not to bring charges related to this matter against the Company or its affiliates (except SPT as noted below). The Company is required to meet the conditions of the NPA for two years, including reporting any future violations and maintaining an ethics and export compliance program. The Company also agreed to resolve the BIS investigation through the

64	2010 PPG ANNUAL REPORT AND FORM 10-K

Notes to the Consolidated Financial Statements

payment of a $750,000 civil penalty and a commitment to satisfy certain compliance and reporting obligations. In addition, SPT pled guilty in U.S. District Court to four charges under U.S. export control laws, paid fines of $3 million for civil and criminal violations, along with $32,319 in criminal forfeitures, and will serve five years of corporate probation. These costs were accrued in the fourth quarter of 2010 and are reported in Other charges in the consolidated statement of income for 2010.

PPG is a defendant in a matter in the California State Court in San Francisco in which the City of Modesto and its Redevelopment Authority claim that PPG and other defendants manufactured a defective product, the dry cleaning solvent perchloroethylene (“PCE”), and failed to provide adequate warnings regarding the environmental risks associated with the use of PCE. The plaintiffs claimed the defendants are responsible for remediation of soil and groundwater contamination at numerous dry cleaner sites in Modesto, California. In 2006, a Phase 1 trial was conducted as to four sites. The jury returned a verdict in the amount of $3.1 million against PPG, The Dow Chemical Company, Vulcan, Oxy, and R.R. Street. The verdict was not apportioned.

Subsequent to the Phase 1 verdict, Vulcan and Oxy settled. In 2008, trial commenced on 18 Phase 2 Sites. Prior to submission of the case to the jury, the Court granted motions that limited PPG’s potential liability to one of the 18 sites. The damages sought at this one site totaled $27 million. A jury verdict in the amount of $18 million was returned against PPG and The Dow Chemical Company on May 18, 2009. The verdict was not apportioned. The jury was not able to reach a verdict on the statute of limitations issue on the site in question. However, on August 24, 2009, the trial court issued an opinion finding that the City’s claims were barred by the statute of limitations. The effect of the ruling was to nullify the jury’s Phase 2 damage award. In October 2009, the trial court held a non-jury trial of the Redevelopment Authority’s damage claims under the “Polanco Act” for certain remediation and investigative costs incurred to date. On June 3, 2010, the court issued a final decision finding that none of the Defendants were liable under the Polanco Act. The court will combine the Phase 1 and Phase 2 verdicts and decide what amount of prior settlements will be applied to the final verdict. The allocation of prior settlements will be the subject of briefing and a court decision prior to the entry of a final judgment. On January 31, 2011 the court issued a “tentative” decision finding that prior settlements offset the entire $3.1 million verdict against PPG and Dow. Upon entry of a final judgment there will most likely be appeals.

17. Shareholders’ Equity

A class of 10 million shares of preferred stock, without par value, is authorized but unissued. Common stock has a par value of $1.66 2/3 per share; 600 million shares are authorized.

The following table summarizes the shares outstanding for the three years ended December 31, 2010:

	Common Stock	Treasury Stock	Shares Outstanding
Balance, January 1, 2008	290,573,068	(126,772,400)	163,800,668
Purchases	—	(128,600)	(128,600)
Issuances	—	526,565	526,565
Balance, December 31, 2008	290,573,068	(126,374,435)	164,198,633
Purchases	—	(1,500,000)	(1,500,000)
Issuances	—	2,969,026	2,969,026
Balance, December 31, 2009	290,573,068	(124,905,409)	165,667,659
Purchases	—	(8,124,621)	(8,124,621)
Issuances	—	2,838,777	2,838,777
Balance, December 31, 2010	290,573,068	(130,191,253)	160,381,815

Per share cash dividends paid were $2.18 in 2010, $2.13 in 2009 and $2.09 in 2008.

18. Accumulated Other Comprehensive Loss

(Millions)	Unrealized Currency Translation Adjustments	Pension and Other Postretire- ment Benefit Adjustments	Unrealized Gain (Loss) on Marketable Securities	Unrealized Gain (Loss) on Derivatives	Accum- ulated Other Compre- hensive (Loss) Income
Balance, January 1, 2008	$392	$(967)	$3	$(10)	$(582)
Net Change	(499)	(494)	(4)	(49)	(1,046)
Balance, December 31, 2008	$(107)	$(1,461)	$(1)	$(59)	$(1,628)
Net change	173	169	—	25	367
Balance, December 31, 2009	$66	$(1,292)	$(1)	$(34)	$(1,261)
Net change	(13)	(136)	1	(2)	(150)
Balance, December 31, 2010	$53	$(1,428)	$—	$(36)	$(1,411)

Unrealized currency translation adjustments related to translation of foreign denominated balance sheets exclude income tax expense (benefit) given that the earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time.

The tax benefit related to unrealized currency translation adjustments other than translation of foreign denominated balance sheets, for the years ended December 31, 2010, 2009 and 2008 was $8 million, $62 million and $22 million, respectively.

The tax benefit (cost) related to the adjustment for pension and other postretirement benefits for the years ended December 31, 2010, 2009 and 2008 was $65 million, $18 million and $315 million, respectively. The cumulative tax benefit related to the adjustment for pension and other postretirement benefits at December 31, 2010 and 2009 was $889 million and $824 million, respectively. The tax benefit (cost) related to the change in the unrealized gain (loss) on marketable securities for the years ended December 31, 2010, 2009 and 2008 was $0.6 million, $0.1 million and $2 million, respectively. The tax benefit (cost)

2010 PPG ANNUAL REPORT AND FORM 10-K	65

Notes to the Consolidated Financial Statements

related to the change in the unrealized gain (loss) on derivatives for the years ended December 31, 2010, 2009 and 2008 was $1 million, $(16) million and $30 million, respectively.

19. Employee Savings Plan

PPG’s Employee Savings Plan (“Savings Plan”) covers substantially all U.S. employees. The Company makes matching contributions to the Savings Plan based upon participants’ savings, subject to certain limitations. For most participants not covered by a collective bargaining agreement, Company-matching contributions are established each year at the discretion of the Company and are applied to a maximum of 6% of eligible participant compensation. For those participants whose employment is covered by a collective bargaining agreement, the level of Company-matching contribution, if any, is determined by the collective bargaining agreement.

The Company-matching contribution was 100% for 2008 and for the first two months of 2009. The Company-matching contribution was suspended from March 2009 through June 2010 as a cost savings measure in recognition of the adverse impact of the global recession. Effective July 1, 2010, the Company match was reinstated at 50% on the first 6% contributed for most employees eligible for the Company-matching contribution feature. This would have included the bargained employees in accordance with their collective bargaining agreements. On January 1, 2011, the Company match was increased to 75% on the first 6% contributed by these eligible employees.

Compensation expense and cash contributions related to the Company match of participant contributions to the Savings Plan for 2010, 2009 and 2008 totaled $9 million, $7 million and $42 million, respectively. A portion of the Savings Plan qualifies under the Internal Revenue Code as an Employee Stock Ownership Plan. As a result, the tax deductible dividends on PPG shares held by the Savings Plan were $24 million, $28 million and $29 million for 2010, 2009 and 2008, respectively.

20. Other Earnings

(Millions)	2010	2009	2008
Interest income	$34	$28	$26
Royalty income	58	45	52
Share of net earnings (loss) of equity affiliates (See Note 6)	45	(5)	3
Gain on sale of assets	8	36	23
Other	69	74	61
Total	$214	$178	$165

21. Stock-Based Compensation

The Company’s stock-based compensation includes stock options, restricted stock units (“RSUs”) and grants of contingent shares that are earned based on achieving targeted levels of total shareholder return. All current grants of stock options, RSUs and contingent shares are made under the PPG Industries, Inc. Omnibus Incentive Plan (“PPG Omnibus Plan”). Shares available for future grants under the PPG Omnibus Plan were 4.1 million as of December 31, 2010.

Total stock-based compensation cost was $52 million, $34 million and $33 million in 2010, 2009 and 2008, respectively. The total income tax benefit recognized in the accompanying consolidated statement of income related to the stock-based compensation was $18 million, $12 million and $12 million in 2010, 2009 and 2008, respectively.

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

66	2010 PPG ANNUAL REPORT AND FORM 10-K

Notes to the Consolidated Financial Statements

The following weighted average assumptions were used to calculate the fair values of stock option grants in each year:

	2010	2009	2008
Risk free interest rate	2.8%	2.8%	3.5%
Expected life of option in years	5.9	6.5	6.5
Expected dividend yield	3.4%	3.2%	3.1%
Expected volatility	28.5%	25.7%	24.2%

The weighted average fair value of options granted was $13.45 per share, $7.02 per share, and $13.21 per share for the years ended December 31, 2010, 2009, and 2008, respectively.

A summary of stock options outstanding and exercisable and activity for the year ended December 31, 2010 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Intrinsic Value (in millions)
Outstanding, January 1, 2010	7,720,737	$57.51	4.8	$38
Granted	1,152,735	$64.04
Exercised	(2,746,749)	$59.59
Forfeited/Expired	(432,005)	$63.63
Outstanding, December 31, 2010	5,694,718	$57.37	5.5	$152

Vested or expected to vest, December 31, 2010	5,659,170	$57.39	4.8	$151

Exercisable, December 31, 2010	3,234,095	$60.44	3.7	$76

At December 31, 2010, unrecognized compensation cost related to outstanding stock options that have not yet vested totaled $6 million. This cost is expected to be recognized as expense over a weighted average period of 1.6 years.

The following table presents stock option activity for the years ended December 31, 2010, 2009 and 2008:

(Millions)	2010	2009	2008
Total intrinsic value of stock options exercised	$37	$2	$2
Cash received from stock option exercises	146	12	13
Income tax benefit from the exercise of stock options	9	1	1
Total fair value of stock options vested	13	10	15

Restricted Stock Units

Long-term incentive value is delivered to selected key management employees by granting RSUs, which have either time or performance-based vesting features. The fair value of an RSU is equal to the market value of a share of PPG stock on the date of grant. Time-based RSUs vest over the three-year period following the date of grant, unless forfeited, and will be paid out in the form of stock, cash or a combination of both at the Company’s discretion at the end of the three-year vesting period. Performance-based RSUs vest based on achieving specific annual performance targets for earnings per share growth and cash flow return on capital over the three-year period following the date of grant. Unless forfeited, the performance-based RSUs will be paid out in the form of stock, cash or a combination of both at the Company’s discretion at the end of the three-year vesting period if PPG meets the performance targets. For awards granted in 2008, 2009 and 2010, the amount paid for performance-based awards may range from 0% to 180% of the original grant, based upon the frequency with which the annual earnings per share growth and cash flow return on capital performance targets are met over the three-year period. For the purposes of expense recognition, PPG has assumed that performance-based RSUs granted in 2008 and 2009 will vest at 150% and those granted in 2010 will vest at the 100% level. Four of the six performance targets were met during the performance vesting period of the 2008 grant. At December 31, 2010, three of the four possible performance targets had been met for the 2009 grant, and two of the two possible performance targets had been met for the 2010 grants.

The following table summarizes RSU activity for the year ended December 31, 2010:

	Number of Shares	Weighted Average Fair Value	Intrinsic Value (in millions)
Outstanding, January 1, 2010	1,003,740	$47.15	$59
Granted	358,902	$55.55
Additional Shares Vested	245,878	$39.41
Released from restrictions	(327,828)	$63.04
Forfeited	(75,569)	$42.59
Outstanding, December 31, 2010	1,205,123	$44.03	$101
Vested or expected to vest, December 31, 2010	1,191,892	$44.07	$100

There was $12 million of total unrecognized compensation cost related to unvested RSUs outstanding as of December 31, 2010. This cost is expected to be recognized as expense over a weighted average period of 1.6 years.

Contingent Share Grants

The Company also provides grants of contingent shares to selected key executives that may be earned based on PPG total shareholder return over the three-year period following the date of grant. Contingent share grants (referred to as “TSR awards”) are made annually and are paid out at the end of each three-year period based on the Company’s

2010 PPG ANNUAL REPORT AND FORM 10-K	67

Notes to the Consolidated Financial Statements

performance. Performance is measured by determining the percentile rank of the total shareholder return of PPG common stock in relation to the total shareholder return of the S&P 500 for the three-year period following the date of grant. The payment of awards following the three-year award period will be based on performance achieved in accordance with the scale set forth in the plan agreement and may range from 0% to 220% of the initial grant. A payout of 100% is earned if the target performance is achieved. Contingent share awards for the 2008–2010 period earn dividend equivalents during the three-year award period based on the original number of contingent shares granted, which are credited to participants quarterly in the form of common stock equivalents. For the 2009-2011 and 2010-2012 periods, dividend equivalents for the award period will be paid to participants with the award payout at the end of the period based on the actual number of contingent shares that are earned. Any payments made at the end of the award period may be made in the form of stock, cash or a combination of both. The TSR awards qualify as liability awards, and compensation expense is recognized over the three-year award period based on the fair value of the awards (giving consideration to the Company’s percentile rank of total shareholder return) remeasured in each reporting period until settlement of the awards.

As of December 31, 2010, there was $6.4 million of total unrecognized compensation cost related to outstanding TSR awards based on the current estimate of fair value. This cost is expected to be recognized as expense over a weighted average period of 1.3 years.

22. Advertising Costs

Advertising costs are expensed in the year incurred and totaled $288 million, $268 million and $310 million in 2010, 2009 and 2008, respectively.

23. Research and Development

(Millions)	2010	2009	2008
Research and development – total	$408	$403	$468
Less depreciation on research facilities	14	15	17
Research and development – net	$394	$388	$451

24. Quarterly Financial Information (unaudited)

	2010 Quarter Ended				Total
Millions (except per share amounts)	March 31	June 30	Sept. 30	Dec. 31
Net sales	$3,126	$3,458	$3,460	$3,379	$13,423
Cost of Sales(1)	1,944	2,076	2,108	2,086	8,214
Net income (attributable to PPG)	30	272	262	205	769
Earnings per common share	0.18	1.64	1.59	1.26	4.67
Earnings per common share – assuming dilution	$0.18	$1.63	$1.58	$1.24	$4.63
	2009 Quarter Ended				Total
Millions (except per share amounts)	March 31	June 30	Sept. 30	Dec. 31
Net sales	$2,783	$3,115	$3,225	$3,116	$12,239
Cost of Sales(1)	1,718	1,898	1,989	1,934	7,539
Net (loss) income (attributable to PPG)	(111)	146	159	142	336
(Loss) earnings per common share	(0.68)	0.89	0.96	0.86	2.04
(Loss) earnings per common share –assuming dilution	$(0.68)	$0.89	$0.96	$0.85	$2.03
(1)	Exclusive of depreciation and amortization.

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

68	2010 PPG ANNUAL REPORT AND FORM 10-K

Notes to the Consolidated Financial Statements

The Industrial Coatings reportable segment is comprised of the automotive OEM, industrial and packaging coatings operating segments. This reportable segment primarily supplies a variety of protective and decorative coatings and finishes along with adhesives, sealants, inks and metal pretreatment products.

The Architectural Coatings – EMEA reportable segment is comprised of the architectural coatings – EMEA operating segment. This reportable segment primarily supplies a variety of coatings under a number of brands and purchased sundries to painting contractors and consumers in Europe, the Middle East and Africa.

The Optical and Specialty Materials reportable segment is comprised of the optical products and silicas businesses. The primary Optical and Specialty Materials products are Transitions® lenses, optical lens materials and high performance sunlenses; amorphous precipitated silicas for tire, battery separator and other end-use markets; and Teslin® substrate used in such applications as radio frequency identification (RFID) tags and labels, e-passports, drivers’ licenses and identification cards. Transitions® lenses are processed and distributed by PPG’s 51%-owned joint venture with Essilor International.

The Commodity Chemicals reportable segment is comprised of the chlor-alkali and derivatives operating segment. The primary chlor-alkali and derivative products are chlorine, caustic soda, vinyl chloride monomer, chlorinated solvents, calcium hypochlorite, ethylene dichloride, hydrochloric acid and phosgene derivatives.

The Glass reportable segment is comprised of the flat glass (formerly known as performance glazings) and fiber glass operating segments. This reportable segment primarily supplies flat glass and continuous-strand fiber glass products.

Production facilities and markets for Performance Coatings, Industrial Coatings, Architectural Coatings – EMEA, Optical and Specialty Materials, Commodity Chemicals and Glass are global. PPG’s reportable segments continue to pursue opportunities to further develop markets in Asia, Eastern Europe and Latin America. Each of the reportable segments in which PPG is engaged is highly competitive. The diversification of our product lines and the worldwide markets served tend to minimize the impact on PPG’s total sales and earnings of changes in demand in a particular market or in a particular geographic area.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The Company allocates resources to operating segments and evaluates the performance of operating segments based upon segment income, which is earnings before interest expense – net, income taxes and noncontrolling interests and excludes certain charges which are considered to be unusual or non-recurring. Legacy items include current costs related to former operations of the Company, including certain environmental remediation, pension and other postretirement benefit costs, and certain charges for legal and other matters which are considered to be unusual or non-recurring. These legacy costs are excluded from the segment income that is used to evaluate the performance of the operating segments. Legacy items also include equity earnings (loss) from PPG’s approximately 40 percent investment in its former automotive glass and services business and $30 million and $40 million of costs in 2010 and 2009, respectively, related to the pension and other postemployment benefit liabilities of the divested business retained by PPG. Corporate unallocated costs include the costs of corporate staff functions not directly associated with the operating segments, the cost of corporate legal cases, net of related insurance recoveries, and the cost of certain insurance and employee benefit programs. Net periodic pension expense is allocated to the operating segments and the portion of net periodic pension expense related to the corporate staff functions is included in the Corporate unallocated costs.

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

2010 PPG ANNUAL REPORT AND FORM 10-K	69

Notes to the Consolidated Financial Statements

(Millions) Reportable Business Segments	Performance Coatings	Industrial Coatings	Architectural Coatings – EMEA	Optical and Specialty Materials	Commodity Chemicals	Glass (1)	Corporate / Eliminations / Non- Segment Items(2)	Consolidated Totals
2010
Net sales to external customers	$4,281	$3,708	$1,874	$1,141	$1,434	$985	$—	$13,423
Intersegment net sales	—	(1)	1	3	7	—	(10)	—
Total net sales	$4,281	$3,707	$1,875	$1,144	$1,441	$985	$(10)	$13,423

Segment income	$661	$378	$113	$307	$189	$74	$—	$1,722
Corporate unallocated(3)								(153)
Legacy items(4)								(55)
Asbestos settlement – net (See Note 16)								(12)
Interest expense, net of interest income								(155)
Unallocated stock based compensation (See Note 21)(5)								(52)
Income before income taxes								$1,295

Depreciation and amortization (See Note 1)	$117	$95	$107	$36	$39	$56	$20	$470
Share of net earnings (loss) of equity affiliates	2	2	1	—	(1)	26	15	45
Segment assets(6)	4,027	2,620	2,759	597	587	893	3,492	14,975
Investment in equity affiliates	13	13	18	—	1	156	215	416
Expenditures for property	89	68	51	39	40	32	20	339

2009
Net sales to external customers	$4,095	$3,068	$1,952	$1,002	$1,273	$849	$—	$12,239
Intersegment net sales	—	—	—	3	9	—	(12)	—
Total net sales	$4,095	$3,068	$1,952	$1,005	$1,282	$849	$(12)	$12,239

Segment income	$551	$159	$128	$235	$152	$(39)	$—	$1,186
Corporate unallocated(3)								(107)
Legacy items(4)								(63)
Business restructuring (See Note 8)								(186)
Asbestos settlement – net (See Note 16)								(13)
Interest expense, net of interest income								(166)
Unallocated stock based compensation (See Note 21)(5)								(34)
Income before income taxes								$617

Depreciation and amortization (See Note 1)	$120	$98	$109	$36	$40	$58	$19	$480
Share of net earnings (loss) of equity affiliates	2	1	1	—	(3)	(5)	(1)	(5)
Segment assets(6)	4,003	2,592	2,987	576	564	846	2,672	14,240
Investment in equity affiliates	11	9	19	—	2	117	207	365
Expenditures for property	51	48	38	32	24	27	11	231

70	2010 PPG ANNUAL REPORT AND FORM 10-K

Notes to the Consolidated Financial Statements

(Millions) Reportable Business Segments	Performance Coatings	Industrial Coatings	Architectural Coatings – EMEA	Optical and Specialty Materials	Commodity Chemicals	Glass (1)	Corporate / Eliminations / Non- Segment Items(2)	Consolidated Totals
2008
Net sales to external customers	$4,716	$3,999	$2,249	$1,134	$1,837	$1,914	$—	$15,849
Intersegment net sales	—	—	—	4	8	—	(12)	—
Total net sales	$4,716	$3,999	$2,249	$1,138	$1,845	$1,914	$(12)	$15,849

Segment income	$582	$212	$141	$244	$340	$70	$—	$1,589
Corporate unallocated(3)								(88)
Legacy items(4)								(28)
Business restructuring (See Note 8)								(163)
Gain on automotive glass and services divestiture (See Note 3)								15
Depreciation catch-up charge (See Note 3)								(17)
Divestiture-related benefit costs (See Note 3)								(19)
Acquisition related costs								(117)
Asbestos settlement – net (See Note 16)								(4)
Interest expense, net of interest income								(227)
Unallocated stock based compensation (See Note 21)(5)								(33)
Income before income taxes								$908

Depreciation and amortization (See Note 1)	$133	$109	$121	$36	$44	$98	$22	$563
Share of net earnings (loss) of equity affiliates	2	1	2	—	(8)	14	(8)	3
Segment assets(6)	4,190	2,699	3,003	615	603	923	2,665	14,698
Investment in equity affiliates	3	14	18	—	3	137	206	381
Expenditures for property	139	198	525	49	35	61	25	1,032

(Millions)
Geographic Information	2010	2009	2008

Net sales(7)
The Americas

United States	$5,623	$5,113	$7,115

Other Americas	1,040	867	1,185

Europe, Middle East and Africa (“EMEA”)	4,536	4,458	5,677

Asia	2,224	1,801	1,872

Total	$13,423	$12,239	$15,849

Segment income
The Americas

United States	$893	$623	$899

Other Americas	99	61	72

EMEA	387	263	383

Asia	343	239	235

Total	$1,722	$1,186	$1,589

Property—net
The Americas

United States	$1,274	$1,294	$1,330

Other Americas	106	113	116

EMEA	897	997	1,006

Asia	409	350	346

Total	$2,686	$2,754	$2,798

(1)	Glass net sales, intersegment sales and segment income include the results of the automotive glass and services business through September 30, 2008.
(2)	Corporate intersegment net sales represent intersegment net sales eliminations. Corporate unallocated costs include the costs of corporate staff functions not directly associated with the operating segments and certain legal and benefit costs. Corporate/non-segment assets are principally cash and cash equivalents, cash held in escrow, short term investments, deferred tax assets and the approximately 40 percent investment in the former automotive glass and services business.
(3)	The increase in Corporate unallocated costs in 2010 is due to higher variable pay and benefit costs and transaction losses on foreign currency balance sheet exposures.
(4)	Legacy items include current costs related to former operations of the Company, including certain environmental remediation, pension and other postretirement benefit costs, legal costs and certain charges which are considered to be non-recurring, including a charge related to flat-glass antitrust matters in the third quarter of 2010. Legacy items also include equity earnings (loss) from PPG’s approximately 40 percent investment in Pittsburgh Glass Works (former automotive glass and services business). The increase in 2009 and 2010 were due to pension and other postretirement benefit costs related to the liability for the former automotive glass and services business retained by PPG. There were higher equity earnings from Pittsburgh Glass Works in 2010 compared to 2009.
(5)	Unallocated stock based compensation includes the cost of stock options, restricted stock units and contingent share grants which are not allocated to the operating segments.
(6)	Segment assets are the total assets used in the operation of each segment. Corporate assets are principally cash and cash equivalents, cash held in escrow, short term investments, deferred tax assets and the approximate 40 percent investment in Pittsburgh Glass Works (former automotive glass and services business).
(7)	Net sales to external customers are attributed to geographic regions based upon the location of the operating unit shipping the product.

2010 PPG ANNUAL REPORT AND FORM 10-K	71

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

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

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information about the Company’s directors required by Item 10 and not otherwise set forth below is contained under the caption “Proposal 1: Election of Directors” in PPG’s definitive Proxy Statement for the 2011 Annual Meeting of Shareholders (the “Proxy Statement”) which the Company anticipates filing with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the Company’s fiscal year, and is incorporated herein by reference.

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

Information about compliance with Section 16(a) of the Exchange Act is included in the Proxy Statement under the caption “Beneficial Ownership – Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

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

72	2010 PPG ANNUAL REPORT AND FORM 10-K

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is contained in the Proxy Statement under the captions “Beneficial Ownership” and “Equity Compensation Plan Information” and is incorporated herein by reference.

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

Item 14. Principal Accounting Fees and Services

The information required by Item 14 is contained in the Proxy Statement under the caption “Independent Registered Public Accounting Firm” and is incorporated herein by reference.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1)	Consolidated Financial Statements and Reports of Independent Registered Public Accounting Firm (see Part II, Item 8 of this Form 10-K).

The following information is filed as part of this Form 10-K:

(a)(2)	Consolidated Financial Statement Schedule for years ended December 31, 2010, 2009 and 2008.

The following should be read in conjunction with the previously referenced financial statements:

Schedule II – Valuation and Qualifying Accounts

Allowance for Doubtful Accounts for the Years Ended December 31, 2010, 2009 and 2008

(Millions)	Balance at Beginning of Year	Charged to Costs and Expenses	Other Additions(1)	Deductions(2)	Balance at End of Year
2010	$122	$18	$—	$(49)	$91
2009	$103	$59	$—	$(40)	$122
2008	$51	$52	$38	$(38)	$103

(1)	Represents allowance for doubtful accounts of acquired businesses.
(2)	Notes and accounts receivable written off as uncollectible, net of recoveries, amounts attributable to divestitures and changes attributable to foreign currency translation.

2010 PPG ANNUAL REPORT AND FORM 10-K	73

All other schedules are omitted because they are not applicable.

(a)(3)	Exhibits. The following exhibits are filed as a part of, or incorporated by reference into, this Form 10-K.
3	PPG Industries, Inc., Restated Articles of Incorporation, as amended, were filed as Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1995.
3.1	Statement with Respect to Shares, amending the Restated Articles of Incorporation effective April 21, 1998, was filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 1998.
3.2	Amendment to Restated Articles of Incorporation of PPG Industries, Inc., as amended, effective April 27, 2007, was filed as Exhibit 3.1b to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2007.
3.3	PPG Industries, Inc., Bylaws, as amended and restated on April 19, 2007, were filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2007.
4	Indenture, dated as of Aug. 1, 1982, was filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated January 16, 1998.
4.1	First Supplemental Indenture, dated as of April 1, 1986, was filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated January 16, 1998.
4.2	Second Supplemental Indenture, dated as of October 1, 1989, was filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated January 16, 1998.
4.3	Third Supplemental Indenture, dated as of November 1, 1995, was filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated January 16, 1998.
4.4	Indenture, dated as of June 24, 2005, was filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 20, 2005.
4.5	Indenture, dated as of March 18, 2008, was filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 18, 2008.
4.6	Supplemental Indenture, dated as of March 18, 2008, was filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 18, 2008.
4.7	Second Supplemental Indenture, dated as of November 12, 2010, was filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on November 12, 2010.
*10	PPG Industries, Inc. Nonqualified Retirement Plan, as amended and restated September 24, 2008, was filed as Exhibit 10 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2008.
*10.1	Form of Change in Control Employment Agreement entered into with executives prior to January 1, 2008, as amended, was filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2007.
*10.2	Form of Change in Control Employment Agreement entered into with executives on or after January 1, 2008 through December 31, 2009, was filed as Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2007.
*10.3	Form of Change in Control Employment Agreement entered into with executives on or after January 1, 2010, was filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2009.
*10.4	PPG Industries, Inc. Deferred Compensation Plan for Directors related to compensation deferred prior to January 1, 2005, was filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 1997.
*10.5	PPG Industries, Inc. Deferred Compensation Plan for Directors related to compensation deferred on or after January 1, 2005, as amended February 15, 2006, was filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.
*10.6	PPG Industries, Inc. Deferred Compensation Plan related to compensation deferred prior to January 1, 2005, as amended effective July 14, 2004, was filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.
*10.7	PPG Industries, Inc. Deferred Compensation Plan related to compensation deferred on or after January 1, 2005, as amended and restated September 24, 2008, was filed as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2008.
*10.8	PPG Industries, Inc. Executive Officers’ Long Term Incentive Plan was filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 16, 2005.
*10.9	PPG Industries, Inc. Incentive Compensation Plan for Key Employees, as amended April 20, 2006, was filed as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2008.
*10.10	PPG Industries, Inc. Management Award Plan, as amended April 20, 2006, was filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2008.
*10.11	PPG Industries, Inc. Stock Plan, dated as of April 17, 1997, as amended July 20, 2005, was filed as Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2005.
*10.12	PPG Industries, Inc. Omnibus Incentive Plan was filed as Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.
*10.13	Form of Non-Qualified Option Agreement for Directors was filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated February 15, 2005.
*10.14	Form of time-vested Restricted Stock Unit Award Agreement, was filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2008.
*10.15	Form of Non-Qualified Stock Option Award Agreement, was filed as Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2008.
*10.16	Form of Nonqualified Stock Option Award Agreement, was filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.
*10.17	Form of TSR Share Award Agreement, was filed as Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2008.
*10.18	Form of TSR Share Award Agreement, was filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.

74	2010 PPG ANNUAL REPORT AND FORM 10-K

*10.19	Form of performance-based Restricted Stock Unit Award Agreement for Key Employees, was filed as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2008.
*10.20	Form of Performance-Based Restricted Stock Unit Award Agreement for Key Employees, was filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.
*10.21	Form of performance-based Restricted Stock Unit Award Agreement, was filed as Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2008.
*10.22	Form of Performance-Based Restricted Stock Unit Award Agreement, was filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.
*10.23	Form of Time-Vested Restricted Stock Unit Award Agreement, was filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.
*10.24	Form of letter to certain executives regarding 2008 deferred compensation plan elections, was filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2007.
10.25	€650 million credit facility dated December 3, 2007 and entered into among PPG Industries, Inc. and certain of its subsidiaries with multiple banks and financial institutions and Societe Generale, as facility agent for the lenders, was filed as Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2010.
10.26	Three-Year Credit Agreement, dated August 2, 2010, among PPG Industries, Inc.; the several banks and financial institutions party thereto; JPMorgan Chase Bank, N.A., as administrative agent; J.P. Morgan Securities, Inc., The Bank of Tokyo-Mitsubishi UFJ, Ltd. and BNP Paribas Securities Corp., as co-lead arrangers and co-bookrunners; and The Bank of Tokyo-Mitsubishi UFJ, Ltd. and BNP Paribas, as co-syndication agents was filed Exhibit 10 to the Registrant’s Current Report on Form 8-K filed on August 6, 2010.
*10.27	Material terms of retirement arrangement with William H. Hernandez, was filed as Exhibit 10 to the Registrant’s Current Report on Form 8-K filed on May 21, 2009.
*10.28	Letter agreement with Robert J. Dellinger, was filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.
*10.29	Employment Agreement between PPG Industries Europe Sàrl, Rolle and Pierre-Marie DeLeener, was filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.
†12	Computation of Ratio of Earnings to Fixed Charges for the Five Years Ended December 31, 2010.
†13.1	Market Information, Dividends and Holders of Common Stock.
†13.2	Selected Financial Data for the Five Years Ended December 31, 2010.
†21	Subsidiaries of the Registrant.
†23	Consent of Independent Registered Public Accounting Firm.
†24	Powers of Attorney.
†31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Schema Document
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
†	Filed herewith.
*	Management contracts, compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 601 of Regulation S-K.
**	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language) for the year ended December 31, 2010: (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Shareholders’ Equity, (iv) the Consolidated Statement of Comprehensive Income (Loss), (v) the Consolidated Statement of Cash Flows, (vi) Notes to Consolidated Financial Statements and (vii) Financial Schedule of Valuation and Qualifying Accounts. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

2010 PPG ANNUAL REPORT AND FORM 10-K	75

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 17, 2011.

PPG INDUSTRIES, INC. (Registrant)

By	/s/ Robert J. Dellinger
R. J. Dellinger, Senior Vice President, Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on February 17, 2011.

Signature.	Capacity

/s/ Charles E. Bunch C. E. Bunch	Director, Chairman of the Board and Chief Executive Officer

/s/ Robert J. Dellinger R. J. Dellinger	Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

S. F. Angel	Director	ö ú ú ú ú ú ú ú ú ú ý ú ú ú ú ú ú ú ú ø
J. G. Berges	Director
H. Grant	Director
V. F. Haynes	Director
M. J. Hooper	Director		/s/ Robert J. Dellinger By R. J. Dellinger, Attorney-in-Fact
R. Mehrabian	Director
M. H. Richenhagen	Director
R. Ripp	Director
T. J. Usher	Director
D. R. Whitwam	Director

76	2010 PPG ANNUAL REPORT AND FORM 10-K

PPG Industries Inc. and Consolidated Subsidiaries

Index to Exhibits

Exhibits

3	PPG Industries, Inc., Restated Articles of Incorporation, as amended, were filed as Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1995.

3.1	Statement with Respect to Shares, amending the Restated Articles of Incorporation effective April 21, 1998, was filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 1998.

3.2	Amendment to Restated Articles of Incorporation of PPG Industries, Inc., as amended, effective April 27, 2007, was filed as Exhibit 3.1b to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2007.

3.3	PPG Industries, Inc., Bylaws, as amended and restated on April 19, 2007, were filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2007.

4	Indenture, dated as of Aug. 1, 1982, was filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated January 16, 1998.

4.1	First Supplemental Indenture, dated as of April 1, 1986, was filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated January 16, 1998.

4.2	Second Supplemental Indenture, dated as of October 1, 1989, was filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated January 16, 1998.

4.3	Third Supplemental Indenture, dated as of November 1, 1995, was filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated January 16, 1998.

4.4	Indenture, dated as of June 24, 2005, was filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 20, 2005.

4.5	Indenture, dated as of March 18, 2008, was filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 18, 2008.

4.6	Supplemental Indenture, dated as of March 18, 2008, was filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 18, 2008.

4.7	Second Supplemental Indenture, dated as of November 12, 2010, was filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on November 12, 2010.

*10	PPG Industries, Inc. Nonqualified Retirement Plan, as amended and restated September 24, 2008, was filed as Exhibit 10 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2008.

*10.1	Form of Change in Control Employment Agreement entered into with executives prior to January 1, 2008, as amended, was filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2007.

*10.2	Form of Change in Control Employment Agreement entered into with executives on or after January 1, 2008 through December 31, 2009, was filed as Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2007.

*10.3	Form of Change in Control Employment Agreement entered into with executives on or after January 1, 2010, was filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2009.

*10.4	PPG Industries, Inc. Deferred Compensation Plan for Directors related to compensation deferred prior to January 1, 2005, was filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 1997.

*10.5	PPG Industries, Inc. Deferred Compensation Plan for Directors related to compensation deferred on or after January 1, 2005, as amended February 15, 2006, was filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.

*10.6	PPG Industries, Inc. Deferred Compensation Plan related to compensation deferred prior to January 1, 2005, as amended effective July 14, 2004, was filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.

Exhibits

*10.7	PPG Industries, Inc. Deferred Compensation Plan related to compensation deferred on or after January 1, 2005, as amended and restated September 24, 2008, was filed as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2008.

*10.8	PPG Industries, Inc. Executive Officers’ Long Term Incentive Plan was filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 16, 2005.

*10.9	PPG Industries, Inc. Incentive Compensation Plan for Key Employees, as amended April 20, 2006, was filed as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2008.

*10.10	PPG Industries, Inc. Management Award Plan, as amended April 20, 2006, was filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2008.

*10.11	PPG Industries, Inc. Stock Plan, dated as of April 17, 1997, as amended July 20, 2005, was filed as Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2005.

*10.12	PPG Industries, Inc. Omnibus Incentive Plan was filed as Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.

*10.13	Form of Non-Qualified Option Agreement for Directors was filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated February 15, 2005.

*10.14	Form of time-vested Restricted Stock Unit Award Agreement, was filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2008.

*10.15	Form of Non-Qualified Stock Option Award Agreement, was filed as Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2008.

*10.16	Form of Nonqualified Stock Option Award Agreement, was filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.

*10.17	Form of TSR Share Award Agreement, was filed as Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2008.

*10.18	Form of TSR Share Award Agreement, was filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.

*10.19	Form of performance-based Restricted Stock Unit Award Agreement for Key Employees, was filed as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2008.

*10.20	Form of Performance-Based Restricted Stock Unit Award Agreement for Key Employees, was filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.

*10.21	Form of performance-based Restricted Stock Unit Award Agreement, was filed as Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2008.

*10.22	Form of Performance-Based Restricted Stock Unit Award Agreement, was filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.

*10.23	Form of Time-Vested Restricted Stock Unit Award Agreement, was filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.

*10.24	Form of letter to certain executives regarding 2008 deferred compensation plan elections, was filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2007.

10.25	€650 million credit facility dated December 3, 2007 and entered into among PPG Industries, Inc. and certain of its subsidiaries with multiple banks and financial institutions and Societe Generale, as facility agent for the lenders, was filed as Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2010.

10.26	Three-Year Credit Agreement, dated August 2, 2010, among PPG Industries, Inc.; the several banks and financial institutions party thereto; JPMorgan Chase Bank, N.A., as administrative agent; J.P. Morgan Securities, Inc., The Bank of Tokyo-Mitsubishi UFJ, Ltd. and BNP Paribas Securities Corp., as co-lead arrangers and co-bookrunners; and The Bank of Tokyo-Mitsubishi UFJ, Ltd. and BNP Paribas, as co-syndication agents was filed Exhibit 10 to the Registrant’s Current Report on Form 8-K filed on August 6, 2010.

Exhibits

*10.27	Material terms of retirement arrangement with William H. Hernandez, was filed as Exhibit 10 to the Registrant’s Current Report on Form 8-K filed on May 21, 2009.

*10.28	Letter agreement with Robert J. Dellinger, was filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.

*10.29	Employment Agreement between PPG Industries Europe Sàrl, Rolle and Pierre-Marie DeLeener, was filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.

†12	Computation of Ratio of Earnings to Fixed Charges for the Five Years Ended December 31, 2010.

†13.1	Market Information, Dividends and Holders of Common Stock.

†13.2	Selected Financial Data for the Five Years Ended December 31, 2010.

†21	Subsidiaries of the Registrant.

†23	Consent of Independent Registered Public Accounting Firm.

†24	Powers of Attorney.

†31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed herewith.
*	Management contracts, compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 601 of Regulation S-K.
**	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language) for the year ended December 31, 2010: (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Shareholders’ Equity, (iv) the Consolidated Statement of Comprehensive Income (Loss), (v) the Consolidated Statement of Cash Flows, (vi) Notes to Consolidated Financial Statements and (vii) Financial Schedule of Valuation and Qualifying Accounts. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.