Form 10-Q
period 2011-03-31
PPG INDUSTRIES INC
filed 2011-05-02
CIK 79879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2011	Commission File Number 1-1687

PPG INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	25-0730780
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One PPG Place, Pittsburgh, Pennsylvania	15272
(Address of principal executive offices)	(Zip Code)

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

As of March 31, 2011, 158,152,134 shares of the Registrant’s common stock, par value $1.66-2/3 per share, were outstanding.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Income (Unaudited)

(Millions, except per share amounts)

	Three Months Ended March 31
	2011	2010

Net sales	$3,533	$3,126
Cost of sales, exclusive of depreciation and amortization	2,127	1,944
Selling, general and administrative	797	727
Depreciation	86	89
Amortization (Note 6)	31	32
Research and development	103	96
Interest expense	53	45
Asbestos settlement – net (Note 18)	3	3
Other charges	32	20
Other earnings	(50)	(36)

Income before income taxes	351	206

Income tax expense (Note 10)	92	147

Net income attributable to the controlling and noncontrolling interests	259	59

Less: net income attributable to noncontrolling interests	(31)	(29)

Net income (attributable to PPG)	$228	$30

Earnings per common share (Note 9)	$1.42	$0.18

Earnings per common share – assuming dilution (Note 9)	$1.40	$0.18

Dividends per common share	$0.55	$0.54

The accompanying notes to the condensed consolidated financial statements are an integral part of this consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheet (Unaudited)

(Millions)

	March 31, 2011	Dec. 31, 2010
Assets
Current assets:
Cash and cash equivalents	$796	$1,341
Short-term investments	587	637
Receivables (less allowance for doubtful accounts of $97 million and $91 million)	3,126	2,778
Inventories (Note 5)	1,755	1,573
Other	820	729

Total current assets	7,084	7,058

Property (less accumulated depreciation of $5,866 million and $5,729 million)	2,696	2,686
Investments	554	550
Goodwill (Note 6)	2,814	2,719
Identifiable intangible assets (Note 6)	1,283	1,268
Other assets	672	694

Total	$15,103	$14,975

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt and current portion of long-term debt (Note 7)	$96	$28
Asbestos settlement (Note 18)	594	578
Accounts payable and accrued liabilities	3,045	3,002
Business restructuring (Note 16)	14	17

Total current liabilities	3,749	3,625

Long-term debt (Note 7)	3,993	4,043
Asbestos settlement (Note 18)	246	243
Deferred income taxes	302	293
Accrued pensions	675	819
Accrued other postretirement benefits	1,159	1,151
Other liabilities	984	968

Total liabilities	11,108	11,142

Commitments and contingent liabilities (Note 18)

Shareholders’ equity (Note 13):
Common stock	484	484
Additional paid-in capital	742	725
Retained earnings	8,687	8,548
Treasury stock	(4,960)	(4,708)
Accumulated other comprehensive loss	(1,187)	(1,411)

Total PPG shareholders’ equity	3,766	3,638
Noncontrolling interests	229	195

Total shareholders’ equity	3,995	3,833

Total	$15,103	$14,975

The accompanying notes to the condensed consolidated financial statements are an integral part of this consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows (Unaudited)

	Three Months Ended March 31
	2011	2010
	(Millions)
Operating activities:
Net income attributable to the controlling and noncontrolling interests	$259	$59
Adjustments to reconcile net income to cash from operations:
Depreciation and amortization	117	121
Pension expense	34	44
Charge related to change in U.S. tax law (Note 10)	—	85
Equity affiliate earnings, net of dividends	(4)	(3)
Asbestos settlement, net of tax	2	2
Cash contributions to pension plans	(101)	(20)
Restructuring cash spending	(7)	(41)
Change in certain asset and liability accounts:
Increase in receivables	(312)	(230)
Increase in inventories	(142)	(83)
Increase in other current assets	(65)	(29)
Increase in accounts payable and accrued liabilities	10	37
(Increase) decrease in noncurrent assets	(1)	7
Increase (decrease) in noncurrent liabilities	10	(4)
Change in accrued tax and interest accounts	16	32
Other	28	(31)

Cash used for operating activities	(156)	(54)

Investing activities:
Capital spending:
Additions to property and long-term investments	(54)	(45)
Business acquisitions, net of cash balances acquired (Note 4)	(10)	(16)
Purchase of short-term investments	(100)	—
Proceeds from maturity of short-term investments	150	—
Proceeds from termination of cross currency swap contracts	—	5
Payments on cross currency swap contracts	(46)	(45)
Reductions of other property and investments	15	8

Cash used for investing activities	(45)	(93)

Financing activities:
Debt:
Net change in borrowings with maturities of three months or less	(4)	(49)
Repayments of other short-term debt	—	(106)
Proceeds from other long-term debt	2	2
Repayment of other long-term debt	(2)	(2)
Other financing activities:
Issuance of treasury stock	37	20
Purchase of treasury stock	(283)	—
Dividends paid	(89)	(90)
Other	(14)	—

Cash used for financing activities	(353)	(225)

Effect of currency exchange rate changes on cash and cash equivalents	9	4

Net decrease in cash and cash equivalents	(545)	(368)
Cash and cash equivalents, beginning of period	1,341	1,057

Cash and cash equivalents, end of period	$796	$689

The accompanying notes to the condensed consolidated financial statements are an integral part of this consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

The condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position of PPG Industries, Inc. and subsidiaries (the “Company” or “PPG”) as of March 31, 2011, and the results of their operations for the three months ended March 31, 2011 and 2010 and their cash flows for the three months then ended. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in PPG’s Annual Report on Form 10-K for the year ended December 31, 2010.

The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year.

2.	New Accounting Standards

In April 2011, the Financial Accounting Standards Board (“FASB”) issued revisions to the accounting guidance related to troubled debt restructuring. This new guidance is effective for the first interim or annual period beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption. While PPG is currently evaluating the effect this new guidance may have on its consolidated financial statements, PPG does not believe that it will have a material effect on its consolidated results of operations, cash flows or financial position upon adoption.

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

Assets and liabilities reported at fair value on a recurring basis:

(Millions)

	Level 1	Level 2	Level 3	Total
At March 31, 2011

Short-term investments:
Commercial paper and restricted cash	$—	$583	$—	$583
Marketable equity securities	4	—	—	4
Other current assets:
Foreign currency contracts(1)	—	11	—	11
Equity forward arrangement(1)	—	71	—	71
Investments:
Marketable equity securities	65	—	—	65
Other assets:
Interest rate swaps(1)	—	15	—	15
Foreign currency contracts(1)	—	1	—	1
Accounts payable and accrued liabilities:
Foreign currency contracts(1)	—	7	—	7
Natural gas swap contracts(1)	—	18	—	18
Other liabilities:
Cross currency swaps(1)	—	172	—	172
Natural gas swap contracts (1)	—	1	—	1
Forward starting swaps(1)	—	18	—	18
Interest rate swaps(1)	—	1	—	1

(1)	This entire balance is designated as a hedging instrument under GAAP.

At December 31, 2010

Short-term investments:
Commercial paper and restricted cash	$—	$632	$—	$632
Marketable equity securities	5	—	—	5
Other current assets:
Foreign currency contracts(1)	—	4	—	4
Equity forward arrangement(1)	—	55	—	55
Investments:
Marketable equity securities	65	—	—	65
Other assets:
Interest rate swaps(1)	—	20	—	20
Accounts payable and accrued liabilities:
Foreign currency contracts(1)	—	4	—	4
Natural gas swap contracts(1)	—	28	—	28
Other liabilities:
Cross currency swaps(1)	—	163	—	163
Forward starting swaps(1)	—	21	—	21
Natural gas swap contracts(1)	—	3	—	3

(1)	This entire balance is designated as a hedging instrument under GAAP.

4.	Acquisitions

During the three months ended March 31, 2011, PPG spent $10 million on acquisitions, and during the three months ended March 31, 2010, PPG spent $16 million on acquisitions (net of cash acquired of $3 million).

5.	Inventories

Inventories as of March 31, 2011 and December 31, 2010 are detailed below:

	March 31, 2011	Dec. 31, 2010
	(Millions)
Finished products	$1,028	$912
Work in process	154	136
Raw materials	459	411
Supplies	114	114

Total	$1,755	$1,573

Most U.S. inventories are valued using the last-in, first-out method. These inventories represented approximately 33% of total inventories at both March 31, 2011 and December 31, 2010. If the first-in, first-out method of inventory valuation had been used, inventories would have been $212 million and $201 million higher as of March 31, 2011 and December 31, 2010, respectively.

6.	Goodwill and Other Identifiable Intangible Assets

The change in the carrying amount of goodwill attributable to each reportable segment for the three months ended March 31, 2011 was as follows:

	Performance Coatings	Industrial Coatings	Architectural Coatings – EMEA	Optical and Specialty Materials	Commodity Chemicals	Glass	Total
	(Millions)

Balance, Dec. 31, 2010	$1,151	$495	$966	$49	$6	$52	$2,719
Acquisitions	—	—	1	—	—	—	1
Currency	19	19	51	2	—	3	94

Balance, March 31, 2011	$1,170	$514	$1,018	$51	$6	$55	$2,814

The carrying amount of acquired trademarks with indefinite lives as of March 31, 2011 and December 31, 2010 totaled $333 million and $323 million, respectively.

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and are detailed below.

	March 31, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(Millions)
Acquired technology	$522	$(285)	$237	$515	$(273)	$242
Customer-related intangibles	1,014	(387)	627	974	(355)	619
Tradenames	125	(48)	77	120	(44)	76
Other	33	(24)	9	31	(23)	8

Balance	$1,694	$(744)	$950	$1,640	$(695)	$945

Aggregate amortization expense related to these identifiable intangible assets for the three months ended March 31, 2011 and 2010 was $31 million and $32 million, respectively. As of March 31, 2011, estimated future amortization expense of identifiable intangible assets is as follows: $95 million for the remaining quarters of 2011, approximately $130 million in 2012, and approximately $115 - $120 million in each of the following four years.

7.	Debt

In October 2009, the Company entered into an agreement with a counterparty to repurchase up to 1.2 million shares of the Company’s stock of which 1.1 million shares were purchased in the open market. The counterparty held the shares until September 2010 when the Company paid $65 million and took possession of these shares.

8.	Variable Interest Entities

PPG has a 50 percent ownership interest in RS Cogen, L.L.C., which toll produces electricity and steam that are primarily sold to PPG and its joint venture partner under take-or-pay contracts with terms that extend to 2022. The joint venture was formed with a wholly-owned subsidiary of Entergy Corporation (“Entergy”) in 2000 for the construction and operation of a $300 million process steam, natural gas-fired cogeneration facility in Lake Charles, La., the majority of which was financed by loans having terms that extend to 2022 from a syndicate of banks. The joint venture also maintains revolving credit arrangements which are drawn upon to manage short-term cash flow needs. These arrangements are subordinate to the senior credit facilities. The cogeneration facility serves as collateral under the most senior credit facility and neither owner has provided guarantees to any of the lenders to RS Cogen.

PPG’s future commitment to purchase electricity and steam from the joint venture approximates $23 million per year subject to contractually defined inflation adjustments for the next 12 years. The purchases for the years ended December 31, 2010, 2009 and 2008 were $23 million, $23 million and $24 million, respectively.

RS Cogen is a variable interest entity under U.S. accounting guidance. The daily operations of the cogeneration facility are the activities of RS Cogen that most significantly impact its economic performance. These activities are directed by a management team with oversight by a management committee which has equal representation from PPG and Entergy. By the terms of the joint venture agreement, all decisions of the management committee require approval by a majority of its members. Accordingly, the power to direct the activities of RS Cogen is equally shared between RS Cogen’s two owners and, thus, PPG does not consider itself to be the joint venture’s primary beneficiary. Accordingly, PPG accounts for its investment in RS Cogen under the equity method of accounting.

The following table summarizes PPG’s maximum exposure to loss associated with RS Cogen.

(Millions)
Investment in and advances to RS Cogen	$10
Take-or-pay obligation under power tolling arrangement	281

Maximum exposure to loss as of March 31, 2011	$291

9.	Earnings Per Common Share

The following table presents the earnings per common share calculations for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31
(Millions, except per share amounts)	2011	2010

Earnings per common share (attributable to PPG)
Net income (attributable to PPG)	$228	$30
Weighted average common shares outstanding	160.4	165.9

Earnings per common share (attributable to PPG)	$1.42	$0.18

Earnings per common share - assuming dilution (attributable to PPG)
Net income (attributable to PPG)	$228	$30

Weighted average common shares outstanding	160.4	165.9

Effect of dilutive securities:
Stock options	1.3	0.6
Other stock compensation plans	0.8	0.5

Potentially dilutive common shares	2.1	1.1

Adjusted weighted average common shares outstanding	162.5	167.0

Earnings per common share - assuming dilution (attributable to PPG)	$1.40	$0.18

Excluded from the computation of diluted earnings per share due to their antidilutive effect were 0.6 million and 3.7 million outstanding stock options for the three months ended March 31, 2011 and 2010, respectively.

10.	Income Taxes

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

The Company files federal, state and local income tax returns in numerous domestic and foreign jurisdictions. In most tax jurisdictions, returns are subject to examination by the relevant tax authorities for a number of years after the returns have been filed. The Company is no longer subject to examinations by tax authorities in any major tax jurisdiction for years before 2003. Additionally, the Internal Revenue Service (“IRS”) has completed its examination of the Company’s U.S. federal income tax returns filed for years through 2008. The examination of the 2008 U.S. federal income tax return was completed in the first quarter of 2011. The IRS is currently conducting its examination of the Company’s U.S. federal income tax return for 2009. This examination is expected to be completed in the first quarter of 2012 and is not expected to result in a significant adjustment to the Company’s income tax expense.

11.	Pensions and Other Postretirement Benefits

The net periodic benefit costs for the three months ended March 31, 2011 and 2010 were as follows:

	Pensions		Other Postretirement Benefits
	Three Months Ended March 31		Three Months Ended March 31

	2011	2010	2011	2010
	(Millions)
Service cost	$17	$17	$5	$5
Interest cost	63	64	16	15
Expected return on plan assets	(78)	(69)	—	—
Amortization of prior service cost	—	1	(3)	(1)
Amortization of actuarial losses	28	31	7	5
Curtailment loss	4	—	—	—

Net periodic pension cost	$34	$44	$25	$24

PPG does not have a mandatory contribution to make to its U.S. defined benefit pension plans in 2011; however, PPG made voluntary contributions of $50 million to these plans in January 2011. PPG expects to make mandatory contributions to its non-U.S. plans in 2011 of approximately $75 million, of which $51 million was made as of March 31, 2011.

In January 2011, the Company approved an amendment to one of its U.S. defined benefit pension plans that represented 77% of the total U.S. projected benefit obligation at December 31, 2010. This change will result in employees no longer accruing benefits under this plan either as of December 31, 2011 or December 31, 2020 depending upon the employee’s combined age and service to PPG. The affected employees will participate in the Company’s defined contribution retirement plan from the date when their benefit under the defined benefit plan is frozen. The Company has remeasured the projected benefit obligation of the amended plan, which resulted in an approximate $65 million reduction in the liability and lower estimated 2011 pension expense of approximately $12 million. The Company recognized a curtailment loss associated with this plan amendment of $4 million in the first quarter of 2011.

12.	Comprehensive Income

Total comprehensive income (loss) for the three months ended March 31, 2011 and 2010 was as follows:

	Three Months Ended March 31
	2011	2010
	(Millions)
Net income attributable to the controlling and noncontrolling interests	$259	$59

Other comprehensive income (loss), net of tax:
Pension and other postretirement benefits	44	27
Unrealized currency translation adjustment	173	(112)
Unrealized income on marketable securities	1	—
Net change – derivatives (Note 15)	9	(9)

Other comprehensive income (loss), net of tax	227	(94)

Total comprehensive income (loss)	486	(35)
Less: amounts attributable to noncontrolling interests:
Net income	(31)	(29)
Unrealized currency translation adjustment	(3)	2

Comprehensive income (loss) attributable to PPG	$452	$(62)

13.	Shareholders’ Equity

The following tables present the change in total shareholders’ equity for the three months ended March 31, 2011 and 2010, respectively.

(Millions)	Total PPG Shareholders’ Equity	Non- controlling Interests	Total
Balance, January 1, 2011	$3,638	$195	$3,833
Net income	228	31	259
Other comprehensive income, net of tax	224	3	227
Cash dividends	(89)	—	(89)
Issuance of treasury stock	59	—	59
Purchase of treasury stock	(283)	—	(283)
Stock-based compensation activity	(11)	—	(11)

Balance, March 31, 2011	$3,766	$229	$3,995

Balance, January 1, 2010	$3,753	$169	$3,922
Net income	30	29	59
Other comprehensive loss, net of tax	(92)	(2)	(94)
Cash dividends	(90)	—	(90)
Issuance of treasury stock	39	—	39
Stock-based compensation activity	(10)	—	(10)
Equity forward agreement	(38)	—	(38)
Other	—	1	1

Balance, March 31, 2010	$3,592	$197	$3,789

14.	Financial Instruments, Excluding Derivative Financial Instruments

Included in PPG’s financial instrument portfolio are cash and cash equivalents, short-term investments, cash held in escrow, marketable equity securities, company-owned life insurance and short and long-term debt instruments. The fair values of these financial instruments approximated their carrying values at March 31, 2011 and December 31, 2010, in the aggregate, except for long-term debt.

Long-term debt (excluding capital lease obligations) had carrying and fair values totaling $4,034 million and $4,358 million, respectively, as of March 31, 2011. Long-term debt (excluding capital lease obligations) had carrying and fair values totaling $4,013 million and $4,299 million, respectively, as of December 31, 2010. The fair values of the debt instruments were based on discounted cash flows and interest rates then currently available to the Company for instruments of the same remaining maturities.

15.	Derivative Financial Instruments and Hedge Activities

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

PPG’s policies do not permit speculative use of derivative financial instruments. PPG uses derivative instruments to manage its exposure to fluctuating natural gas prices through the use of natural gas swap contracts. PPG also uses forward currency and option contracts as hedges against its exposure to variability in exchange rates on short-term intercompany borrowings, unrecognized firm sales commitments and cash flows denominated in foreign currencies. PPG uses foreign denominated debt and cross currency swap contracts to hedge net investments in foreign operations. Interest rate swaps are used to manage the Company’s exposure to changing interest rates as such rate changes affect the fair value of fixed rate borrowings. Forward starting swaps are used to lock-in a fixed interest rate, to which will be added a corporate spread, related to future long-term debt refinancings. PPG also uses an equity forward arrangement to hedge the Company’s exposure to changes in the fair value of PPG stock that is to be contributed to the asbestos settlement trust as discussed in Note 18, “Commitments and Contingent Liabilities.”

PPG enters into derivative financial instruments with high credit quality counterparties and diversifies its positions among such counterparties in order to reduce its exposure to credit losses. The Company did not realize a credit loss on derivatives during the three month periods ended March 31, 2011 or 2010.

PPG centrally manages certain of its foreign currency transaction risks to minimize the volatility in cash flows caused by currency fluctuations. Decisions on whether to use derivative financial instruments to hedge the net transaction exposures related to all regions of the world are made based on the amount of those exposures by currency and, in certain situations, an assessment of the near-term outlook for certain currencies. This net hedging strategy does not qualify for hedge accounting; therefore, the change in the fair value of these instruments is recorded in “Other charges” in the accompanying condensed consolidated statement of income in the period of change. As of March 31, 2011 and December 31, 2010, the fair value of these contracts was a net liability of $1 million and a net asset of less than $0.1 million, respectively.

PPG designates forward currency contracts as hedges against the Company’s exposure to variability in exchange rates on short-term intercompany borrowings denominated in foreign currencies. To the extent effective, changes in the fair value of these instruments are deferred in AOCI and subsequently reclassified to “Other charges” in the accompanying condensed consolidated statement of income as foreign exchange gains and losses are recognized on the related intercompany borrowings. The portion of the change in fair value considered to be ineffective is recognized immediately in “Other charges” in the accompanying condensed consolidated statement of income. All amounts related to these instruments deferred in AOCI as of March 31, 2011 will be reclassified to earnings within the next twelve months. As of March 31, 2011 and December 31, 2010, the fair value of these instruments was a net asset of $3 million and a net liability of $2 million, respectively.

PPG designates forward currency contracts as hedges against the Company’s exposure to future changes in fair value related to certain firm sales commitments denominated in foreign currencies. These contracts are designated as fair value hedges. As such, they are reported at fair value in the Company’s condensed consolidated balance sheet, with changes in the fair value of these contracts and that of the related firm sales commitments reported in net sales. As of March 31, 2011, these contracts converted $91 million to the South Korean won over the 36 month period ending March 31, 2014. As of December 31, 2010, these contracts converted $76 million to the South Korean won over the 33 month period ending September 30, 2013. As of March 31, 2011 and December 31, 2010, the fair value of the contracts was a net asset of $3 million and $2 million, respectively.

PPG previously entered into ten U.S. dollar to euro cross currency swap contracts with a total notional amount of $1.3 billion, of which $600 million were to settle on March 15, 2013 and $700 million were to settle on March 15, 2018. One contract, with a notional amount of $140 million and a settlement date of March 15, 2018 was converted to cash during the first quarter of 2010. Accordingly, on settlement of the remaining outstanding contracts PPG will receive $1.2 billion U.S. dollars and pay Euros to the counterparties to the contracts. During the term of these contracts, PPG will receive semiannual payments in March and September of each year based on U.S. dollar, long-term fixed interest rates, and PPG will make annual payments in March of each year to the counterparties based on euro, long-term fixed interest rates. The Company has designated these swaps as hedges of its net investment in the acquired SigmaKalon businesses and, as a result, the mark to market fair value adjustments of the swaps have been and will be recorded as a component of AOCI, and the cash flow impact of these swaps has been and will be classified as investing activities in the condensed consolidated statement of cash flows. As of March 31, 2011 and December 31, 2010, the fair value of these contracts was a net liability of $172 million and $163 million, respectively.

As of March 31, 2011 and December 31, 2010, PPG designated €300 million euro-denominated borrowings as a hedge of a portion of PPG’s net investment in the Company’s European operations. Also during 2010, certain portions of PPG’s various other euro-denominated borrowings were designated as hedges of PPG’s investments in its European operations. As a result, the change in book value from adjusting these foreign denominated borrowings to current spot rates was deferred in AOCI.

As of March 31, 2011 and December 31, 2010, the Company had accumulated pretax unrealized translation gains in AOCI of $111 million and translation losses in AOCI of $33 million, respectively, related to both the euro-denominated borrowings and the cross currency swaps that have been designated as hedges of net investments.

Deferrals in AOCI related to hedges of the Company’s net investments in European operations would be reclassified and recognized in earnings upon a substantial liquidation, sale or partial sale of such investments or upon impairment of all or a portion of such investments.

The Company manages its interest rate risk by balancing its exposure to fixed and variable rates while attempting to minimize its interest costs. Generally, the Company maintains variable interest rate debt at a level of approximately 25% to 50% of total borrowings. PPG principally manages its fixed and variable interest rate risk by retiring and issuing debt from time to time and through the use of interest rate swaps. As of March 31, 2011 and December 31, 2010, these swaps converted $1,045 million and $450 million of fixed rate debt to variable rate debt, respectively. The swaps are designated as fair value hedges. As such, these swaps are carried at fair value. Changes in the fair value of these swaps and that of the related debt are recorded in “Interest” in the accompanying condensed consolidated statement of income. As of March 31, 2011 and December 31, 2010, the fair value of these contracts was a net asset of $14 million and $20 million, respectively.

The Company entered into forward starting swaps in 2009 and in the second quarter of 2010 to effectively lock-in a fixed interest rate for future debt refinancings with an anticipated term of ten years based on the ten year swap rate, to which will be added a corporate spread. All of the swap contracts are required to be settled in July 2012. As of March 31, 2011 and December 31, 2010, the notional amount of the swaps outstanding totaled $400 million. To the extent that the swaps are effective, changes in the fair values of the swap contracts are deferred in AOCI. The portion of the change in fair value considered to be ineffective is recognized immediately in “Other charges” in the accompanying condensed consolidated statement of income. Amounts deferred in AOCI will be reclassified to interest expense over the same period of time that interest expense is recognized on the future borrowings. As of March 31, 2011 and December 31, 2010, the fair value of these swaps was a liability of $18 million and $21 million, respectively.

The Company uses derivative instruments to manage its exposure to fluctuating natural gas prices through the use of natural gas swap contracts. These instruments mature over the next 17 months. To the extent that these instruments are effective in hedging PPG’s exposure to price changes, changes in the fair values of the hedge contracts are deferred in AOCI and reclassified to “Cost of sales, exclusive of depreciation and amortization” as the natural gas is purchased. The amount of ineffectiveness is reported in “Other charges” in the accompanying condensed consolidated statement of income immediately. As of March 31, 2011 and December 31, 2010, the fair value of these contracts was a liability of $19 million and $31 million, respectively. Of the total pretax loss deferred in AOCI as of March 31, 2011, $18 million related to contracts that mature within the twelve-month period ending March 31, 2012.

PPG entered into a one-year renewable equity forward arrangement with a bank in 2003 in order to mitigate the impact on PPG earnings of changes in the fair value of 1,388,889 shares of PPG stock that is to be contributed to the asbestos settlement trust as discussed in Note 18, “Commitments and Contingent Liabilities.” This instrument, which has been renewed, is recorded at fair value as an asset or liability and changes in the fair value of this instrument are reflected in the “Asbestos settlement – net” caption of the accompanying condensed consolidated statement of income. The total principal amount payable for these shares is $62 million. PPG will pay to the bank interest based on the principal amount and the bank will pay to PPG an amount equal to the dividends paid on these shares during the period this instrument is outstanding. The difference between the principal amount and any amounts related to unpaid interest or dividends and the current market price for these shares, adjusted for credit risk, represents the fair value of the instrument as well as the amount that PPG would pay or receive if the bank chose to net settle the instrument. Alternatively, the bank may, at its option, require PPG to purchase the shares covered by the arrangement at the principal amount adjusted for unpaid interest and dividends as of the date of settlement. As of March 31, 2011 and December 31, 2010, the fair value of this contract was an asset of $71 million and $55 million, respectively.

No derivative instrument initially designated as a hedge instrument was undesignated or discontinued as a hedging instrument during the three month periods ended March 31, 2011 or 2010. Nor were any amounts deferred in AOCI reclassified to earnings during these periods related to hedges of anticipated transactions that were no longer expected to occur.

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

For the quarter ended March 31, 2011, Other comprehensive income included a net pretax gain due to cash flow hedge derivatives of $15 million ($9 million, net of tax). This gain was comprised of realized losses of $14 million and unrealized gains of $1 million. The realized losses related to the settlement during the period of natural gas contracts, interest rate swaps owned by RS Cogen (Refer to Note 8, “Variable Interest Entities” for a discussion regarding this equity method investment) and foreign currency contracts. The unrealized gains related to the change in fair value of forward starting swaps, offset in part by the change in fair value of the natural gas contracts, foreign currency contracts, and interest rate swaps owned by RS Cogen.

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

Refer to Note 3, “Fair Value Measurement,” for additional disclosures related to the Company’s derivative instruments outstanding as of March 31, 2011 and December 31, 2010.

The following table provides details for the three month period ended March 31, 2011 related to fair value, cash flow and net investment hedges by type of derivative and financial instrument. All dollar amounts are pretax.

(Millions) Hedge Type	Gain (Loss) Deferred in OCI	Gain (Loss) Recognized
		Amount	Caption
Fair Value
Interest rate swaps (a)	Not applicable	$4	Interest expense
Foreign currency contracts (a)	Not applicable	1	Sales
Equity forward arrangements (a)	Not applicable	16	Asbestos - net

Total Fair Value		$21

Cash Flow
Natural gas swaps (a)	$(1)	$(13)	Cost of sales
Interest rate swaps of an equity method investee	—	—	Other earnings
Forward starting swaps (a)	3	—
Foreign currency contracts (b)	(1)	—	Other charges

Total Cash Flow	$1	$(13)

Net Investment
Cross currency swaps (a)	$55	$—
Foreign denominated debt	23	Not applicable

Total Net Investment	$78

Non-Hedge
Foreign currency contracts	Not applicable	$(1)	Other charges

Total Non-Hedge		$(1)

(a)	The ineffective portion related to each of these items was less than $0.1 million of expense.
(b)	The ineffective portion related to this item was $2 million of expense.

The following tables provide details for the three month period ended March 31, 2010 related to fair value, cash flow and net investment hedges by type of financial instrument. All dollar amounts are pretax.

(Millions)
Hedge Type	Gain (Loss) Deferred in OCI	Gain (Loss) Recognized
		Amount	Caption
Fair Value
Interest rate swaps (a)	Not applicable	$3	Interest expense
Foreign currency contracts (a)	Not applicable	—	Sales
Equity forward arrangements (a)	Not applicable	11	Asbestos - net

Total Fair Value		$14

Cash Flow
Natural gas swaps (a)	$(28)	$(15)	Cost of sales
Interest rate swaps of an equity method investee	(1)	(1)	Other earnings
Forward starting swaps (a)	(4)	—
Foreign currency contracts (a)	(9)	(10)	Other charges

Total Cash Flow	$(42)	$(26)

Net Investment
Cross currency swaps (b)	$100	$—
Foreign denominated debt	28	Not applicable

Total Net Investment	$128

Non-Hedge
Foreign currency contracts	Not applicable	$8	Other charges

Total Non-Hedge		$8

(a)	The ineffective portion related to each of these items was not significant, and in total was less than $2 million of expense.
(b)	The ineffective portion related to this item was $3 million of expense.

16. Cash Flow Information

Cash payments for interest were $62 million and $67 million for the three months ended March 31, 2011 and 2010, respectively. Cash payments for income taxes for the three months ended March 31, 2011 and 2010 were $45 million and $30 million, respectively.

Restructuring cash spending of $7 million and $41 million during the three months ended March 31, 2011 and 2010, respectively, related primarily to severance payments made under restructuring plans approved in the first quarter of 2009 and the third quarter of 2008. At March 31, 2011, the remaining reserve for these plans of $17 million relates to severance payments to be made to certain former employees, including $3 million which will be paid after March 31, 2012.

17. Stock-Based Compensation

The Company’s stock-based compensation includes stock options, restricted stock units (“RSUs”) and grants of contingent shares that are earned based on achieving targeted levels of total shareholder return. All current grants of stock options, RSUs and contingent shares are made under the PPG Industries, Inc. Omnibus Incentive Plan (“PPG Omnibus Plan”). Shares available for future grants under the PPG Omnibus Plan were 3.1 million as of March 31, 2011.

Total stock-based compensation cost was $11 million and $14 million for the three months ended March 31, 2011 and 2010, respectively. The total income tax benefit recognized in the accompanying condensed consolidated statement of income related to the stock-based compensation was $4 million and $5 million for the three months ended March 31, 2011 and 2010, respectively.

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

In the first quarter of 2011, PPG granted 601,862 stock options under the PPG Omnibus Plan at a weighted average exercise price of $88.70 per share. The weighted average fair value of options granted was $19.22 per share. In the first quarter of 2010, PPG granted 900,170 stock options from the PPG Omnibus Plan, at a weighted average exercise price of $61.81 per share. The weighted average fair value of options granted was $13.36 per share.

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

The fair value of the first quarter 2011 grant was calculated with the following weighted average assumptions:

Risk free interest rate	3.0%
Expected life of option in years	6.5
Expected dividend yield	3.3%
Expected volatility	27.9%

Restricted Stock Units

Long-term incentive value is delivered to selected key management employees by granting RSUs, which have either time or performance-based vesting features. The fair value of an RSU is equal to the market value of a share of PPG stock on the date of grant. Time-based RSUs vest over the three-year period following the date of grant, unless forfeited, and will be paid out in the form of stock, cash or a combination of both at the Company’s discretion at the end of the three-year vesting period. Performance-based RSUs vest based on achieving specific annual performance targets for earnings per share growth and cash flow return on capital over the three calendar year-end periods following the date of grant. Unless forfeited, the performance-based RSUs will be paid out in the form of stock, cash or a combination of both at the Company’s discretion after the three-year performance period if PPG meets the performance targets. The amount paid for performance-based awards may range from 0% to 180% of the original grant, based upon the frequency with which the earnings per share growth and cash flow return on capital performance targets are met over the three calendar year periods. For the purposes of expense recognition, PPG has assumed that performance-based RSUs granted in 2009 will vest at the 150% level and those granted in 2010 and 2011 will vest at the 100% level. As of December 31, 2010, three of the four possible performance targets had been met for the 2009 grant and two of the two possible performance targets had been met for the 2010 grant.

In the first quarter of 2011, PPG granted 209,602 RSUs at a weighted average fair value of $82.02 per share. In the first quarter of 2010, PPG granted 357,902 RSUs at a weighted average fair value of $55.53 per share.

Contingent Share Grants

The Company also provides grants of contingent shares to selected key executives that may be earned based on PPG total shareholder return over the three-year period following the date of grant. Contingent share grants (referred to as “TSR awards”) are made annually and are paid out at the end of each three-year period based on the Company’s performance. Performance is measured by determining the percentile rank of the total shareholder return of PPG common stock in relation to the total shareholder return of the S&P 500 for the three-year period following the date of grant. The payment of awards following the three-year award period will be based on performance achieved in accordance with the scale set forth in the plan agreement and may range from 0% to 220% of the initial grant. A payout of 100% is earned if the target performance is achieved. Contingent share awards for the 2009-2011, 2010-2012, and 2011-2013 periods earn dividend equivalents for the award period which will be paid to participants with the award payout at the end of the period based on the actual number of contingent shares that are earned. Any payments made at the end of the award period may be in the form of stock, cash or a combination of both. The TSR awards qualify as liability awards, and compensation expense is recognized over the three-year award period based on the fair value of the awards (giving consideration to the Company’s percentile rank of total shareholder return) remeasured in each reporting period until settlement of the awards.

18. Commitments and Contingent Liabilities

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

The results of any future litigation of the above lawsuits and claims are inherently unpredictable. However, management believes that, in the aggregate, the outcome of all lawsuits and claims involving PPG, including asbestos-related claims in the event the settlement described below does not become effective, will not have a material effect on PPG’s consolidated financial position or liquidity; however, such outcome may be material to the results of operations of any particular period in which costs, if any, are recognized.

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

PPG’s obligation under the 2009 PPG Settlement Arrangement at December 31, 2008 was $162 million less than the amount that would have been due under the 2002 PPG Settlement Arrangement. This reduction is attributable to a number of negotiated provisions in the 2009 PPG Settlement Arrangement, including the provisions relating to the channeling injunction under which PPG retains liability for any non-PC Relationship Claims. PPG will retain such amount as a reserve for asbestos-related claims that will not be channeled to the Trust, as this amount represents PPG’s best estimate of its liability for these claims. PPG does not have sufficient current claim information or settlement history on which to base a better estimate of this liability, in light of the fact that the Bankruptcy Court’s stay has been in effect since 2000. As a result, PPG’s reserve at March 31, 2011 and December 31, 2010 for asbestos-related claims that will not be channeled to the Trust is $162 million. In addition, under the 2009 PPG Settlement Arrangement, PPG will retain for its own account rights to recover proceeds from certain historical insurance assets, including policies issued by non-participating insurers. Rights to recover these proceeds would have been assigned to the Trust by PPG under the 2002 PPG Settlement Arrangement.

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

Of the total obligation of $840 million under the 2009 PPG Settlement Arrangement at March 31, 2011, $594 million is reported as a current liability and the present value of the payments due in the years 2012 to 2023 totaling $246 million is reported as a non-current liability in the accompanying condensed consolidated balance sheet as of March 31, 2011. The future accretion of the noncurrent portion of the liability will total $133 million and be reported as expense in the condensed consolidated statement of income over the period through 2023, as follows (in millions):

Remainder of 2011	$11
2012	14
2013 – 2023	108

Total	$133

The following table summarizes the impact on PPG’s financial statements for the three month periods ended March 31, 2011 and 2010, resulting from the 2009 PPG Settlement Arrangement, including the change in fair value of the stock to be transferred to the Trust and the equity forward instrument (see Note 15, “Derivative Financial Instruments and Hedge Activities”) and the increase in the net present value of the future payments to be made to the Trust.

	Three Months Ended March 31
	2011	2010
	(Millions)
Increase (decrease) in expense:
Change in fair value:
PPG stock	$16	$11
Equity forward instrument	(16)	(11)
Accretion of asbestos liability	3	3

Asbestos settlement – net expense	$3	$3

The fair value of the equity forward instrument is included as an Other current asset as of March 31, 2011 and December 31, 2010 in the accompanying condensed consolidated balance sheet. Payments under the fixed payment schedule require annual payments that are due each June. The current portion of the asbestos settlement liability included in the accompanying condensed consolidated balance sheet as of March 31, 2011 consists of all such payments required through June 2011, the fair value of PPG’s common stock and the value of PPG’s investment in Pittsburgh Corning Europe. The amount due June 30, 2012 of $16 million and the net present value of the remaining payments is included in the long-term asbestos settlement liability in the accompanying condensed consolidated balance sheet as of March 31, 2011.

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

As of March 31, 2011 and December 31, 2010, PPG had reserves for environmental contingencies totaling $264 million and $272 million, respectively, of which $83 million was classified as a current liability at each period end. The reserve at March 31, 2011 included $154 million for environmental contingencies associated with PPG’s former chromium manufacturing plant in Jersey City, N.J. (“Jersey City”), $54 million for environmental contingencies associated with the Calcasieu River estuary and three operating plant sites in PPG’s chemicals business and $56 million for other environmental contingencies, including National Priority List sites and legacy glass manufacturing sites. The reserve at December 31, 2010 included $168 million for environmental contingencies associated with the former chromium manufacturing plant in

Jersey City, $50 million for environmental contingencies associated with the Calcasieu River Estuary and three operating plant sites in PPG’s chemicals business and $54 million for other environmental contingencies, including National Priority List sites and legacy glass manufacturing sites. Pretax charges against income for environmental remediation costs totaled $9 million and $7 million for the three months ended March 31, 2011 and 2010, respectively, and are included in “Other charges” in the accompanying condensed consolidated statement of income. Cash outlays related to such environmental remediation aggregated $19 million and $7 million for the three months ended March 31, 2011 and 2010, respectively. The impact of foreign currency increased the liability by $2 million and decreased the liability by $1 million for the three months ended March 31, 2011 and 2010, respectively.

The Company’s continuing efforts to analyze and assess the environmental issues associated with a former chromium manufacturing plant site located in Jersey City and at the Calcasieu River Estuary located near the Lake Charles, La. chlor-alkali plant resulted in a pre-tax charge of $173 million in the third quarter of 2006 for the estimated costs of remediating these sites. These charges for estimated environmental remediation costs in 2006 were significantly higher than PPG’s historical range. Excluding 2006, pretax charges against income have ranged between $10 million and $35 million per year for the past 15 years. PPG anticipates that charges against income in 2011 for environmental remediation costs will be within this historical range.

Management expects cash outlays for environmental remediation costs to be approximately $90 million in 2011 and to range from $50 million to $70 million annually through 2014. It is possible that technological, regulatory and enforcement developments, the results of environmental studies and other factors could alter the Company’s expectations with respect to future charges against income and future cash outlays. Specifically, the level of expected future remediation costs and cash outlays is highly dependent upon activity related to the former chromium manufacturing plant site in New Jersey as discussed below.

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

As a result of the extensive analysis undertaken in connection with the preparation and submission of the feasibility study work plan for the former chromium manufacturing location described above, the Company recorded a pretax charge of $165 million in the third quarter of 2006. The charge included estimated costs for remediation at the 14 remaining ACO sites, including the former manufacturing site, and for the resolution of litigation filed by NJDEP in May 2005 as discussed below. The principal estimated cost elements of the third quarter 2006 charge and of the remaining reserve at March 31, 2011 were based on competitively derived or readily available remediation industry cost data for representative remedial options, e.g., excavation and in situ stabilization/solidification. The major cost components are (i) transportation and disposal of excavated soil and in place soil treatment and (ii) construction services (related to soil excavation, groundwater management and site security), which account for approximately 55% and 25% of the reserve, respectively, as of March 31, 2011. The reserve also includes estimated costs for remedial investigation, interim remedial measures, engineering and project management. The most significant assumptions underlying the reserve are those related to the extent and concentration of chromium impacts in the soil, as these will determine the quantity of soil that must be treated in place, the quantity that will have to be excavated and transported for offsite disposal, and the nature of disposal required. The charges are exclusive of any third party indemnification, as management does not expect to receive any such amounts.

In May 2005, the NJDEP filed a complaint against PPG and two other former chromium producers seeking to hold the parties responsible for a further 53 sites where the source of chromium contamination is not known and to recover costs incurred by the agency in connection with its response activities at certain of those sites. During the third quarter of 2008, the parties reached an agreement in principle on all claims relating to these 53 sites (the “Orphan Sites Settlement”). Under the terms of the proposed Orphan Sites Settlement, PPG would, among other things, accept responsibility for remediation of 6 of the 53 sites, one half of the cost for remediating 9 sites where chrome ore processing residue was used as fill in connection with the installation or repair of sewer pipes owned by the city of Jersey City, New Jersey (“Jersey City”), reimburse the NJDEP for a portion of past costs in the amount of $5 million and be responsible for the NJDEP’s oversight costs associated with the sites for which PPG is wholly or partially responsible. The proposed Orphan Sites Settlement would not affect PPG’s responsibilities for the 14 remaining unremediated sites covered by PPG’s ACO. However, a settlement agreement among PPG, NJDEP and Jersey City (which had asserted claims against PPG for lost tax revenue) has been reached and memorialized in the form of a Judicial Consent Order (the “JCO”) that was entered by the Court on June 26, 2009. PPG’s remedial obligations under the ACO with NJDEP have been incorporated into the JCO. Pursuant to the JCO, a new process has been established for the review of the technical reports PPG must submit for the investigation and remedy selection for the 14 ACO sites and the 6 sites for which PPG has accepted sole responsibility under the terms of the proposed Orphan Sites Settlement (i.e., 20 PPG Sites). The JCO also provided for the appointment of a court-approved Site Administrator who is responsible for establishing a master schedule for the remediation of the 20 PPG sites. The JCO established a goal, based on currently applicable remedial provisions, to remediate soils and sources of contamination at the PPG sites as expeditiously as possible with a goal for completion near the end of 2015 in accordance with the master schedule developed by the Site Administrator. On July 6, 2009, former United States Environmental Protection Agency Deputy Administrator, Michael McCabe, was appointed as Site Administrator under the JCO. The JCO also resolved the claims for reparations for lost tax revenues by Jersey City with the payment of $1.5 million over a 5 year time period. The JCO did not otherwise affect PPG’s responsibility for the remediation of the 14 ACO sites. PPG’s estimated costs under the proposed Orphan Sites Settlement and the JCO are included in the March 31, 2011 reserve for New Jersey chrome environmental remediation matters.

On February 6, 2009, the Natural Resources Defense Council (“NRDC”) and the Interfaith Community Organization (“ICO”) filed suit against PPG in federal court under the federal Resource Conservation and Recovery Act seeking, among other things, to compel PPG to further evaluate and remediate the chromium contaminated sites covered by the 1990 ACO and the settlement with NJDEP and Jersey City. The Complaint sought to compel PPG to clean up the former chromium manufacturing site and certain sites immediately adjacent to the former chromium manufacturing site and also to pay the plaintiffs’ attorney’s fees related to this lawsuit. NRDC and ICO subsequently amended their complaint to add GRACO Community Organization (“GRACO”), a New Jersey non-profit corporation, as an additional plaintiff. In April 2011, a final settlement on the plaintiffs’ remediation claims was reached among the parties to this lawsuit. The settlement was memorialized in the form of a consent decree which has been entered by the

United States District Court for the District of New Jersey. Pursuant to the terms of this settlement PPG has agreed to remediate the former chromium manufacturing site and the sites immediately adjacent to the former chromium manufacturing site in a manner that is consistent with PPG’s existing proposed excavation-based remedial proposal under the JCO. Therefore, PPG’s estimated remediation costs under this settlement with NRDC, ICO and GRACO are included in the March 31, 2011 reserve for New Jersey chrome environmental remediation matters. In addition to the specified remediation actions, the settlement also requires PPG to pay the sum of $150,000 in five equal annual installments to NRDC, which the NRDC has indicated it intends to use to monitor PPG’s cleanup activities at these sites. The plaintiffs’ claim for attorney’s fees remains unresolved and this claim may be subject to further litigation.

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

Remediation: Calcasieu River Estuary

In Lake Charles, the U.S. Environmental Protection Agency (“USEPA”) completed an investigation of contamination levels in the Calcasieu River Estuary and issued a Final Remedial Investigation Report in September 2003, which incorporates the Human Health and Ecological Risk Assessments, indicating that elevated levels of risk exist in the estuary. PPG and other potentially responsible parties have completed a feasibility study under the authority of the Louisiana Department of Environmental Quality (“LDEQ”). PPG’s exposure with respect to the Calcasieu Estuary is focused on the lower few miles of Bayou d’Inde, a small tributary to the Calcasieu Estuary near PPG’s Lake Charles facility, and about 150 to 200 acres of adjacent marshes. The Company and three other potentially responsible parties submitted a draft remediation feasibility study report to the LDEQ in October 2006. The proposed remedial alternatives include sediment dredging, sediment capping, and biomonitoring of fish and shellfish. Principal contaminants of concern which may require remediation include various metals, dioxins and furans, and polychlorinated biphenyls. In response to agency comments on the draft study, the companies conducted additional investigations and submitted a revised feasibility report to the agencies in the third quarter of 2008. Government officials have indicated that a U.S. Army Corps of Engineers’ study has concluded that the proposed remedy will not adversely affect drainage in communities adjacent to Bayou d’Inde. In response to the revised feasibility study, LDEQ issued a draft decision document for the Bayou d’Inde area in February 2010. The decision document includes LDEQ’s selection of remedial alternatives for the Bayou d’Inde area and is in accordance with those recommended in the revised feasibility study. LDEQ held a public hearing on March 23, 2010 and subsequently issued its final decision document in March 2011. As in its draft document, LDEQ’s selection of remedial approaches is in accordance with those proposed in the feasibility study.

Multiple future events, such as remedy design and remedy implementation involving agency action or approvals related to the Calcasieu River Estuary will be required and considerable uncertainty exists regarding the timing of these future events. Final resolution of these events is expected to occur over an extended period of time. However, based on currently available information, design approval could occur in 2011. The remedy implementation could occur during 2011 to 2014, with some period of long-term monitoring for remedy effectiveness to follow. In addition, PPG’s obligation related to any potential remediation will be dependent in part upon the final allocation of responsibility among the potentially responsible parties. Negotiations with respect to this allocation are ongoing, but the outcome is uncertain.

Remediation: Reasonably Possible Matters

In addition to the amounts currently reserved for environmental remediation, the Company may be subject to loss contingencies related to environmental matters estimated to be as much as $200 million to $400 million which is unchanged from the previously reported range. Such unreserved losses are reasonably possible but are not currently considered to be probable of occurrence. This range of reasonably possible unreserved loss relates to environmental matters at a number of sites; however, about 50% of this range relates to additional costs at the former chromium manufacturing plant site and related sites in Jersey City, N.J., about 25% relates to the Calcasieu River Estuary and the three operating PPG plant sites in the Company’s chemicals businesses and the remaining 25% relates to a number of other sites including legacy glass manufacturing sites. The loss contingencies related to these sites include significant unresolved issues such as the nature and extent of contamination at these sites and the methods that may have to be employed to remediate them.

The status of the remediation activity at the sites in New Jersey and at the Calcasieu River Estuary in Louisiana and the factors that could result in the need for additional environmental remediation reserves at those sites are described above. Initial remedial actions are occurring at the three operating plant sites in the chemicals businesses. These three operating plant sites are in Barberton, Ohio, Lake Charles, La., and Natrium, W.Va. At Barberton, PPG has completed a Facility Investigation and Corrective Measure Study (“CMS”) under USEPA’s Resource Conservation and Recycling Act (“RCRA”) Corrective Action Program. PPG has been implementing the remediation alternatives recommended in the CMS using a performance-based approach with USEPA Region V oversight. However, USEPA Region V transferred its oversight authority to the Ohio Environmental Protection Agency (“OEPA”) in 2010. The Barberton Corrective Action Permit was issued by Ohio EPA on September 24, 2010. As part of this permit, PPG is responsible for filing engineering remedies for various issues at this site. These remedies have not yet been filed with the OEPA. Similarly, the Company has completed a Facility Investigation and CMS for the Lake Charles facility under the oversight of the LDEQ. The LDEQ has accepted the proposed remedial alternatives. PPG received notice of LDEQ issuance of the final Hazardous Waste Post-Closure/HSWA Permit on June 28, 2010. The

Permit was issued in final form on September 23, 2010. Planning for or implementation of these proposed alternatives is in progress. At Natrium, a facility investigation has been completed and initial interim remedial measures have been implemented to mitigate soil impacts. There is additional investigation of groundwater contamination ongoing which may indicate the need for further remedial actions to address specific areas of the facility. Engineering design and installation of a groundwater treatment system is underway. PPG has been addressing impacts from a legacy plate glass manufacturing site in Kokomo, Indiana under the Voluntary Remediation Program of the Indiana Department of Environmental Management. PPG has agreed to expand the scope of the investigation activities.

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

The Company accrues for product warranties at the time the products are sold based on historical claims experience. As of March 31, 2011 and December 31, 2010, the reserve for product warranties was $8 million and $7 million, respectively. Pretax charges against income for product warranties and the related cash outlays were not material for the three months ended March 31, 2011 and 2010.

The Company had outstanding letters of credit and surety bonds of $166 million and guarantees of $85 million as of March 31, 2011. The Company does not believe any loss related to such guarantees is likely.

19. Reportable Segment Information

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

The Architectural Coatings – EMEA (Europe, Middle East, and Africa) reportable segment is comprised of the architectural coatings – EMEA operating segment. This reportable segment primarily supplies a variety of coatings under a number of brands and purchased sundries to painting contractors and consumers in Europe, the Middle East and Africa.

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

The Glass reportable segment is comprised of the flat glass and fiber glass operating segments. This reportable segment primarily supplies flat glass and continuous-strand fiber glass products.

Reportable segment net sales and segment income for the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended March 31
	2011	2010
	(Millions)
Net sales:
Performance Coatings	$1,052	$965
Industrial Coatings	1,025	893
Architectural Coatings - EMEA	471	436
Optical and Specialty Materials	308	284
Commodity Chemicals	419	328
Glass	258	220

Total (a)	$3,533	$3,126

Segment income:
Performance Coatings	$139	$127
Industrial Coatings	116	101
Architectural Coatings - EMEA	12	11
Optical and Specialty Materials	90	82
Commodity Chemicals	97	3
Glass	26	(3)

Total	480	321

Legacy items (b)	(26)	(21)
Interest expense, net of interest income	(43)	(37)
Other unallocated corporate expense - net (c)	(60)	(57)

Income before income taxes	$351	$206

(a)	Intersegment net sales for the three months ended March 31, 2011 and 2010 were not material.
(b)	Legacy items include current costs related to former operations of the company, including pension and other postretirement benefit costs, certain charges for legal matters and environmental remediation costs, and certain charges which are considered to be unusual or non-recurring. Legacy items also include equity earnings from PPG’s approximate 40-percent investment in the former automotive glass and services business. Beginning in 2011, the earnings impact of adjustments to the company’s proposed asbestos settlement liability will be presented in Legacy items. Prior year amounts have been conformed to this presentation. The amount of this charge for the three months ended March 31, 2011 was equal to the prior year amount.
(c)	Beginning in 2011, stock based compensation costs will be reported as part of Other unallocated corporate expense. Prior year amounts have been conformed to this presentation. The amount of this charge for the three months ended March 31, 2011 was comparable to the prior year amount.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Performance in First Quarter of 2011 Compared to First Quarter of 2010

Performance Overview

Sales increased 13% in the first quarter of 2011 to $3,533 million compared to $3,126 million for the first quarter of 2010. Higher volumes increased sales 6% and increased selling prices also increased sales 6%. The remainder of the increase was due to the impact of foreign currency translation. The higher volumes were achieved by all reporting segments and by all major geographic regions. Increased demand was driven by stronger global industrial production activity, which aided many of our businesses. The global industrial recovery continues with solid growth in emerging regions and North America, and with strengthening conditions in Europe. Activity in construction markets in the developed regions of the world remained at low levels and has not demonstrated any convincing signs of near term improvement, although we posted modestly positive year-over-year volume results in businesses serving these end-use markets. Our volume growth this quarter is in comparison to the prior year’s first quarter when we experienced strong growth as the global industrial economy began to recover from the recession. The improved selling prices were achieved in every reporting segment, led by Commodity Chemicals and each of the three coatings segments. On a percentage basis, the Commodity Chemicals and Glass segments achieved the largest pricing gains due to continued strong demand and tightening supply in their respective end-use markets. In our coatings segments higher selling prices partially offset persistent raw material cost inflation. The favorable currency impact was primarily driven by strengthening Asian and Latin American currencies against the U.S. dollar compared to the first quarter of 2010. Overall, our improved sales performance was led by several top performers in our business portfolio, including automotive refinish, aerospace and optical products.

Cost of sales, exclusive of depreciation and amortization, increased by $183 million for the first quarter of 2011 to $2,127 million compared to $1,944 million for the first quarter of 2010. The increase was due about equally to the cost of sales associated with the sales volume growth and to the impact of inflation on raw materials and other production costs. Cost of sales as a percentage of sales was 60% for the first quarter of 2011 compared to 62% for the first quarter of 2010. This improvement of 2% reflects a combination of above average margins on the first quarter sales volume growth due to product mix and the benefit of selling price increases, net of the impact of inflation on cost of sales. This improvement in margin was driven by the increase in Commodity Chemicals pricing. For the coatings businesses, higher pricing partially offset inflation, as raw material costs escalated by high single-digit percentages versus last year’s first quarter. Not all coatings businesses fully offset raw material cost inflation in the quarter, and additional pricing actions are underway for the second quarter in every business. For the Company in total, inflation was offset by higher volumes and pricing, aggressive cost management and raw material substitution.

Selling, general and administrative expenses increased by $70 million in the first quarter of 2011 compared to the first quarter of 2010. About 60% of this increase was growth in costs to support the sales volume growth in the quarter and about 25% of the increase was due to the impact of inflation. The remainder of the increase was due principally to the impact of foreign currency translation. However, these expenses declined as a percent of sales from 23.3% in the first quarter of 2010 to 22.6% in the first quarter of 2011 reflecting the benefit of our efforts to aggressively manage our cost growth as our sales volume increases.

Interest expense has increased $8 million to $53 million in the first quarter of 2011 from $45 million in the first quarter of 2010. This increase in interest expense was driven by the Company’s $1 billion debt issuance in November of 2010.

Other charges increased to $32 million in the first quarter of 2011 as compared to $20 million in the first quarter of 2010 due primarily to $2 million in higher environmental expense and $5 million in charges related to pending litigation settlements in 2011. Other earnings increased to $50 million in the first quarter of 2011 as compared to $36 million for the first quarter of 2010. This increase was primarily due to $6 million higher equity earnings, primarily from our Asian fiber glass joint ventures reflecting the improvement in the consumer electronics markets. Higher interest income of approximately $3 million also contributed to this increase. The increased interest income is a result of the increase in short term investments.

The effective tax rate on pretax earnings in the first quarter of 2011 was approximately 26% compared to approximately 71% in the first quarter of 2010. The first quarter 2010 effective tax rate includes expense of $85 million resulting from the reduction of our previously provided deferred tax asset related to our liability for retiree medical costs. The deferred tax asset needed to be reduced because the healthcare legislation enacted in March 2010 included a provision that reduces the amount of retiree medical costs that will be tax deductible after December 31, 2012. The rate was approximately 30% on the remaining pretax earnings in the first quarter of 2010 and the decline in this rate in 2011 to 26% resulted principally from an increase in the level of non-U.S. earnings and a shift in the geographic mix of those earnings to countries with lower statutory tax rates.

Diluted earnings-per-share for the first quarter were $1.40. This compares to the first quarter 2010 diluted earnings-per-share of $0.18, which included a $0.51 charge from the reduction of our previously recorded deferred tax asset as described above. The increase in diluted earnings-per-share resulted from higher earnings as discussed above and a reduction in the shares outstanding as a result of share repurchases.

We expect a continuation of the current economic trends in the second quarter, which is typically our strongest quarter seasonally. We remain focused on offsetting inflationary cost pressures with additional price gains expected in the second quarter in all our businesses. Also, our aggressive cost management and focus on operational excellence will remain.

Performance of Reportable Business Segments

Performance Coatings sales increased 9%, or $87 million, to $1,052 million for the first quarter of 2011 compared to $965 million for the first quarter of 2010. The sales increase was comprised of 3% volume growth, 4% from higher pricing and 2% from favorable currency translation impacts. Sales growth was led by low double-digit percentage growth in the aerospace and automotive refinish businesses while the protective and marine and architectural coatings Americas and Asia/Pacific businesses delivered mid-single-digit percentage sales growth. Segment sales grew in all geographic regions. The Performance Coatings segment benefitted during the quarter from the continued recovery of the global economy and price increases implemented to mitigate persistent raw material cost inflation. The sales increase related to favorable currency resulted from stronger Asian and Latin American currencies. Segment income was $139 million for the first quarter of 2011 compared to $127 million for the first quarter of 2010, an increase of 9%. The impacts of higher selling prices and manufacturing cost reductions substantially offset the adverse impact of inflation on the segment’s earnings. The increase in segment earnings was driven by the sales volume increase and the effective management of overhead costs incurred to support that growth. Operating margin, which we define as segment income divided by segment sales, in the quarter was level with the prior year.

The second quarter is stronger seasonally for this segment and we anticipate further pricing gains to combat persistent raw material cost inflation. We continue to utilize lower cost substitute raw materials to aid in counteracting the negative impact of inflation. Further segment volume recovery is anticipated in 2011, as volumes last year were flat with recession levels and the segment has not yet experienced any sizable volume recovery following the recession.

Industrial Coatings sales increased 15%, or $132 million, to $1,025 million for the first quarter of 2011 compared to $893 million for the first quarter of 2010. The sales increase was comprised of 10% volume growth as the businesses benefited from the strengthening of global industrial end-use markets, 3% from higher pricing and 2% from favorable currency translation impacts. Sales growth was led by the automotive OEM coatings business that achieved mid-teen percentage volume growth due to further recovery of auto production in the developed regions and expanded auto production in the emerging regions. Volume in the other businesses in the segment grew mid-single digit percents. The business in each geographic region contributed to the volume growth, led by 13% volume growth in Asia. Segment income was $116 million for the first quarter of 2011 compared to $101 million for the same quarter in 2010. This increase of $15 million resulted from volume gains and the effective management of overhead costs incurred to support that growth. The benefits from selling price increases and lower manufacturing costs did not fully offset the impact of higher raw material cost during the quarter. Operating margin in the quarter was level with the prior year.

Looking ahead to the second quarter, additional pricing efforts are underway in all businesses in this segment due to inflated raw material costs. Also, disruptions to the automotive OEM supply chain stemming from the earthquake and tsunami in Japan are expected to result in partial curtailment of global automotive production in the second quarter. PPG has no automotive OEM coatings business directly in Japan, but participates with the domestic Japanese OEM producers outside of Japan. We anticipate the industry production curtailments will negatively impact second quarter Industrial Coatings segment sales by a range of 3-to-6 percent. As demand for new vehicles remains strong, current industry expectations are that production levels in subsequent quarters of 2011 will be higher in response to the second quarter curtailment. Current industry expectations are for a modest recovery of the curtailed production in the third quarter of this year, and then the majority of the recovery to occur in the fourth quarter of 2011.

Architectural Coatings – EMEA sales increased 8%, or $35 million, to $471 million for the first quarter of 2011 compared to $436 million for the first quarter of 2010. Volume growth and selling price increases contributed equally to the sales growth in the quarter. In what is seasonally the slowest quarter for this business due to weather, sales volume grew in certain regions reflecting a partial recovery in the level of maintenance activity and as a result of several small acquisitions. Pricing gains were achieved in response to escalating raw material costs. Segment income was $12 million for the first quarter of 2011 compared to $11 million for the same quarter in 2010. The positive earnings impact from higher selling prices offset the impact of raw material cost inflation during the quarter. The growth in earnings resulted from the increased sales volume net of the increase in volume related transportation and distribution costs. Operating margin in the quarter was level with the prior year.

Additional pricing efforts are underway in this segment with the intention of fully offsetting raw material cost inflation. In addition, the business continues to substitute lower cost raw materials to alleviate a portion of the current inflationary trends. These lower cost substitutions include a shift to lower cost titanium dioxide produced in China and additional product reformulations using different polymer technologies. Lastly, based on the current strength of the euro to U.S. dollar, currency translation is expected to be favorable in the second quarter, which is typically a much stronger quarter seasonally.

Optical and Specialty Materials sales increased 8%, or $24 million, to $308 million for the first quarter of 2011 compared to $284 million for the first quarter of 2010. The sales increase was comprised of 6% volume growth, 1% from higher pricing and 1% from favorable currency translation impacts. Both the optical products and silicas businesses delivered solid sales volume growth and improved pricing. Optical products increased market penetration in emerging regions and the silicas business has benefitted from the higher automotive OEM production. Segment income was $90 million for the first quarter of 2011 compared to $82 million for the same quarter in 2010. The $8 million increase in segment income was primarily the result of the positive impact of higher volumes net of higher selling and advertising costs to support the sales growth. Operating margin in the quarter increased slightly compared with the prior year. The higher level of selling and advertising spending is expected to continue in 2011.

Commodity Chemicals sales increased 28%, or $91 million, to $419 million for the first quarter of 2011 compared to $328 million for the first quarter of 2010. Nearly 90% of the sales improvement resulted from higher pricing and the remainder was due to volume improvements. The improvement in pricing and volumes relate to strong demand and tightness of supply in the caustic market. Operating rates improved to the highest level since 2007; however, caustic shipment backlogs rose steadily through the quarter as caustic demand continued to strengthen. Segment income was $97 million for the first quarter of 2011 compared to $3 million for the same quarter in 2010. Segment income increased $78 million due to the higher pricing. Lower natural gas costs and manufacturing cost efficiencies also contributed to the earnings improvement. Operating margin in the quarter increased significantly from the prior year due to the improvement in pricing.

Announced price increases are being implemented in both caustic and chlorine. Lower Asian supply resulting from the Japan earthquake and resulting tsunami is expected to result in a drop in U.S. imports from Asia along with an increase in U.S. exports. In the second quarter, PPG will have notably higher scheduled downtime, resulting in higher maintenance costs and approximately 15,000 fewer tons produced versus the first quarter of 2011.

Glass sales increased 17%, or $38 million, to $258 million for the first quarter of 2011 compared to $220 million for the first quarter of 2010. The sales increase was comprised of 11% volume growth and 6% from higher pricing. Key factors were strong year-over-year fiber glass demand and price increases and higher flat glass demand. The improved volumes are due to the overall recovery in the global economy. Segment income was $26 million for the first quarter of 2011 compared to a segment loss of $3 million for the same quarter in 2010. About half of the increase in segment income resulted from improved fiber glass pricing. The remainder came from the improved volumes, and improved equity earnings related to the fiber glass Asian joint ventures, where increased demand for printed circuit boards has driven year over year improvement. Operating margin in the quarter was up significantly due to the strong recovery in earnings during the quarter.

Looking forward, Glass segment demand is expected to remain consistent, as current trends are expected to continue in the U.S. commercial and residential construction end-use markets and high global fiber glass demand is anticipated to continue.

Liquidity and Capital Resources

PPG ended the quarter with cash and short-term investments totaling approximately $1.4 billion compared with approximately $2.0 billion at December 31, 2010. The decline in cash and cash equivalents during the first quarter of $545 million accounted for most of that decline. Cash used for operating activities for the three months ended March 31, 2011 was $156 million versus cash used for operations of $54 million for the comparable period of 2010. This cash used for operating activities reflects the sales seasonality of PPG as working capital increases during the first quarter reflect the higher sales compared to the fourth quarter of 2010. Also, PPG has contributed approximately $101 million of cash to its defined benefit pension plans in 2011, while pension contributions in the first three months of 2010 totaled $20 million. Cash from operations and the Company’s debt capacity are expected to continue to be sufficient to fund operating activities, capital spending, including acquisitions, dividend payments, debt service, amounts due under the proposed asbestos settlement, share repurchases and contributions to pension plans. Other uses of cash included:

•

Capital expenditures, excluding acquisitions for the quarter were approximately $54 million, or about 1.5% of sales. Anticipated 2011 capital spending remains in the range of 2.5 percent to 3.5 percent of sales.

•

PPG does not have a mandatory contribution to make to its U.S. defined benefit pension plans in 2011; however, PPG made voluntary contributions of $50 million to these plans in January 2011. PPG expects to make mandatory contributions to its non-U.S. plans in 2011 of approximately $75 million, of which $51 million was made as of March 31, 2011.

•

There were no significant debt repayments in the first quarter of 2011 and there is no term debt due in 2011. The Company does however expect to pay off a $400 million term loan in the second quarter of 2011 using cash on hand. This term loan is not due until June of 2012.

•

Dividends paid were about $90 million in the quarter. Stock repurchases totaled slightly more than $275 million for the quarter. Over the past nine months, PPG has repurchased 8.6 million shares for about $700 million, at an average share price of $81. The Company still has more than 6 million shares remaining under its current share repurchase authorization.

The Company has been actively vetting potential acquisitions and anticipates closing several small to mid-sized, bolt-on acquisitions in the next six to nine months.

The ratio of total debt, including capital leases, to total debt and equity was 52% and 53% at March 31, 2011 and December 31, 2010, respectively.

Operating Working Capital is a subset of total working capital and represents (1) trade receivables – net of the allowance for doubtful accounts plus (2) inventories on a first-in, first-out (“FIFO”) basis less (3) trade creditor’s liability. We believe Operating Working Capital represents the key components of working capital under the operating control of our businesses. A key metric we are using to measure improvement in our working capital management is Operating Working Capital as a percentage of sales (current quarter sales annualized).

(Millions, except percentages)	March 31 2011	March 31 2010	Dec. 31 2010
Operating Working Capital	$2,993	$2,794	$2,595
Operating Working Capital as a % of Sales	21.2%	22.3%	19.2%

The change in operating working capital elements, excluding the impact of currency, was an increase of $337 million during the three months ended March 31, 2011. This increase is the result of trade receivables increasing in line with the increase in first quarter 2011 sales compared with fourth quarter 2010 sales and the seasonal build in architectural coatings inventory in advance of the summer paint season.

Currency

From December 31, 2010 to March 31, 2011, the U.S. dollar weakened against most currencies in the countries in which PPG operates. As a result, the effects of translating the net assets of PPG’s operations denominated in non-U.S. currencies to the U.S. dollar and the accounting for hedges of net investments in European operations and for certain foreign denominated financial instruments increased consolidated net assets at March 31, 2011 by $170 million, compared to December 31, 2010. Also, comparing exchange rates during the first quarter of 2011 to those of the first quarter of 2010, in the countries in which PPG operates, the U.S. dollar was generally weaker, which had a favorable impact on March 31, 2011 pretax earnings of $6 million from the translation of these foreign earnings into U.S. dollars.

New Accounting Standards

See Note 2, “New Accounting Standards,” to the accompanying condensed consolidated financial statements for further details of recently proposed accounting pronouncements.

Commitments and Contingent Liabilities, including Environmental Matters

PPG is involved in a number of lawsuits and claims, both actual and potential, including some that it has asserted against others, in which substantial monetary damages are sought. See Part II, Item 1, “Legal Proceedings” of this Form 10-Q and Note 18, “Commitments and Contingent Liabilities,” to the accompanying condensed consolidated financial statements for a description of certain of these lawsuits, including a description of the proposed asbestos settlement.

As discussed in Part II, Item 1 and Note 18, although the result of any future litigation of such lawsuits and claims is inherently unpredictable, management believes that, in the aggregate, the outcome of all lawsuits and claims involving PPG, including asbestos-related claims in the event the proposed asbestos settlement described in Note 18 does not become effective, will not have a material effect on PPG’s consolidated financial position or liquidity; however, any such outcome may be material to the results of operations of any particular period in which costs, if any, are recognized.

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

As of March 31, 2011 and December 31, 2010, PPG had reserves for environmental contingencies totaling $264 million and $272 million, respectively, of which $83 million was classified as a current liability at each period end. Pretax charges against income for environmental remediation costs totaled $9 million and $7 million for the three months ended March 31, 2011 and 2010, respectively, and are included in “Other charges” in the accompanying condensed consolidated statement of income. Cash outlays related to such environmental remediation aggregated $19 million and $7 million for the three months ended March 31, 2011 and 2010, respectively. The impact of foreign currency increased the liability by $2 million and decreased the liability by $1 million in the first quarters of 2011 and 2010, respectively.

In addition to the amounts currently reserved for environmental remediation, the Company may be subject to loss contingencies related to environmental matters estimated to be as much as

$200 million to $400 million, which is unchanged from the previously reported range. Such unreserved losses are reasonably possible but are not currently considered to be probable of occurrence.

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

Management expects cash outlays for environmental remediation costs to be approximately $90 million in 2011 and to range from $50 million to $70 million annually through 2014. It is possible that technological, regulatory and enforcement developments, the results of environmental studies and other factors could alter our expectations with respect to charges against income and future cash outlays. Specifically, the level of expected cash outlays and charges for environmental remediation costs are highly dependent upon activity related to the former chromium manufacturing plant site in New Jersey, as PPG awaits approval of work plans that have been submitted to the applicable regulatory agencies.

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

Many factors could cause actual results to differ materially from the Company’s forward-looking statements. Such factors include global economic conditions, increasing price and product competition by foreign and domestic competitors, fluctuations in cost and availability of raw materials, the ability to maintain favorable supplier relationships and arrangements, the realization of anticipated cost savings from restructuring initiatives, difficulties in integrating acquired businesses and achieving expected synergies therefrom, economic and political conditions in international markets, the ability to penetrate existing, developing and emerging foreign and domestic markets, foreign exchange rates and fluctuations in such rates, fluctuations in tax rates, the impact of future legislation, the impact of environmental regulations, unexpected business disruptions and the unpredictability of existing and possible future litigation, including litigation that could result if the proposed asbestos settlement does not become effective. However, it is not possible to predict or identify all such factors. Consequently, while the list of factors presented here and in the Company’s Form 10-K for the year ended December 31, 2010 under the caption “Item 1A Risk Factors” are considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements.

Consequences of material differences in the results compared with those anticipated in the forward-looking statements could include, among other things, business disruption, operational problems, financial loss, legal liability to third parties, other factors set forth in “Item 1A Risk Factors” of the Company’s Form 10-K for the year ended December 31, 2010 and similar risks, any of which could have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

With the exception of the increase in the notional amount of PPG’s fixed to variable rate interest rate swaps from $450 million to $1,045 million, there were no material changes in the Company’s exposure to market risk from December 31, 2010 to March 31, 2011. The fair value of these instruments was a net asset of $14 million and $20 million as of March 31, 2011 and December 31, 2010, respectively. The fair value of these swaps would have changed unfavorably by $1 million as of March 31, 2011 and December 31, 2010 if variable interest rates increased by 10%.

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

The results of any future litigation of the above lawsuits and claims are inherently unpredictable. However, management believes that, in the aggregate, the outcome of all lawsuits and claims involving PPG, including asbestos-related claims in the event the settlement described below does not become effective, will not have a material effect on PPG’s consolidated financial position or liquidity; however, such outcome may be material to the results of operations of any particular period in which costs, if any, are recognized.

For over 30 years, PPG has been a defendant in lawsuits involving claims alleging personal injury from exposure to asbestos. For a description of asbestos litigation affecting the Company and the terms and status of the proposed asbestos settlement arrangement, see Note 18, “Commitments and Contingent Liabilities” to the accompanying condensed consolidated financial statements under Part I, Item 1 of this Form 10-Q.

Over the past several years, the Company and others have been named as defendants in several cases in various jurisdictions claiming damages related to exposure to lead and remediation of lead-based coatings applications. PPG has been dismissed as a defendant from most of these lawsuits and has never been found liable in any of these cases.

On March 16, 2009, PPG received a Notice of Intent (“NOI”) to file a Citizen Suit under the federal Clean Water Act from the West Virginia Rivers Coalition and Oceana. The NOI alleges that PPG exceeded permitted discharge limits at its Natrium, West Virginia plant. The West Virginia Department of Environmental Protection filed suit in State Court for the permit exceedances covered by the NOI and informed PPG that it intended to seek a civil penalty. Prior to the expiration of the 60-day notice period, a lawsuit was filed in state court by the West Virginia Department of Environmental Protection (“WVDEP”) for the same alleged violations described in the Citizen Suit NOI, blocking the Citizen Suit for the time being. Following extensive negotiations with WVDEP, PPG signed a Consent Order on June 10, 2010 to resolve the lawsuit initiated by the agency, which was entered by the court on August 18, 2010. The settlement calls for the payment of a cash civil penalty of $1.02 million in four installments and a commitment to spend an additional $350,000 for supplemental environmental projects. In late February 2011, PPG notified WVDEP that it was unable to find supplemental environmental projects (“SEPs”) totaling $350,000 that were acceptable to the agency. Consequently, PPG will perform SEPs valued at $80,000. The remaining $270,000 of the SEP commitment in the Consent Order will be satisfied by four quarterly payments of a cash penalty of $67,500, with the first payment to be made by July 15, 2011. PPG is also required to complete, by July 2011, certain facility improvements designed to ensure the facility’s compliance with the mercury limits in its water discharge permit. After the Company completed a pilot study to evaluate several wastewater treatment technologies for this purpose, engineering design for a treatment system was completed in the first quarter of 2011. This treatment facility is estimated to cost approximately $6 million. The balance at March 31, 2011 in the reserve related to this matter was $4.8 million.

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

Item 1A. Risk Factors

There were no material changes in the Company’s risk factors from the risks disclosed in the Company’s Form 10-K for the year ended December  31, 2010.

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

Under the PPG Deferred Compensation Plan for Directors, each director may elect to defer the receipt of all or any portion of the compensation paid to such director for serving as a PPG director. All deferred payments are held in the form of common stock equivalents. Payments out of the deferred accounts are made in the form of common stock of the Company (and cash as to any fractional common stock equivalent). In the first quarter of 2011, the directors, as a group, were credited with 11,554 common stock equivalents under this plan. The value of each common stock equivalent, when credited, ranged from $84.69 to $90.14.

Issuer Purchases of Equity Securities

The following table summarizes the Company’s stock repurchase activity for the three months ended March 31, 2011:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Programs
January 2011
Repurchase program	—	$—	—	9,225,388
Other transactions (2)	3,787	84.23	—	—
February 2011
Repurchase program	989,400	87.69	989,400	8,235,988
Other transactions (2)	2,800	86.99	—	—
March 2011
Repurchase program	2,211,300	88.68	2,211,300	6,024,688
Other transactions (2)	—	—	—	—

Total quarter ended March 31, 2011
Repurchase program	3,200,700	$88.38	3,200,700	6,024,688

Other transactions (2)	6,587	$85.40	—	—

(1)	These shares were repurchased under a 10 million share repurchase program approved in October 2010. This repurchase program has no expiration date.
(2)	Includes shares withheld or certified to in satisfaction of the exercise price and/or tax withholding obligation by holders of employee stock options who exercised options granted under the Company’s equity compensation plans.

Item 6. Exhibits

See the Index to Exhibits on Page 45.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PPG INDUSTRIES, INC.
(Registrant)

Date: May 2, 2011	By	/s/ Robert J. Dellinger
Robert J. Dellinger Senior Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

PPG Industries Inc. and Consolidated Subsidiaries

Index to Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q.

†12	Computation of Ratio of Earnings to Fixed Charges for the Three Months Ended March 31, 2011 and for the Five Years Ended December 31, 2010.

†31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed herewith.
*	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income for the three months ended March 31, 2011 and 2010, (ii) the Condensed Consolidated Balance Sheet at March 31, 2011 and December 31, 2010, (iii) the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements for the three months ended March 31, 2011. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.