Form 10-Q
period 2011-06-30
PPG INDUSTRIES INC
filed 2011-08-01
CIK 79879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2011

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

Yes  ☐             No  ☒

As of June 30, 2011, 157,518,402 shares of the Registrant's common stock, par value $1.66-2/3 per share, were outstanding.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Income (Unaudited)

(Millions, except per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Net sales	$3,986	$3,458	$7,519	$6,584
Cost of sales, exclusive of depreciation and amortization	2,417	2,076	4,544	4,020
Selling, general and administrative	829	745	1,626	1,472
Depreciation	88	85	174	174
Amortization (Note 6)	31	30	62	62
Research and development – net	110	97	213	193
Interest expense	55	46	108	91
Asbestos settlement – net (Note 18)	3	3	6	6
Other charges	14	17	46	37
Other earnings	(61)	(53)	(111)	(89)

Income before income taxes	500	412	851	618
Income tax expense (Note 10)	128	111	220	258

Net income attributable to the controlling and noncontrolling interests	372	301	631	360
Less: net income attributable to noncontrolling interests	(32)	(29)	(63)	(58)

Net income (attributable to PPG)	$340	$272	$568	$302

Earnings per common share (Note 9)	$2.15	$1.64	$3.57	$1.82

Earnings per common share – assuming dilution (Note 9)	$2.12	$1.63	$3.52	$1.81

Dividends per common share	$0.57	$0.54	$1.12	$1.08

The accompanying notes to the condensed consolidated financial statements are an integral part of this consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheet (Unaudited)

(Millions)

	June 30,	Dec. 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$982	$1,341
Short-term investments	263	637
Receivables (less allowance for doubtful accounts of $92 and $91)	3,345	2,778
Inventories (Note 5)	1,821	1,573
Other	828	729

Total current assets	7,239	7,058
Property (net of accumulated depreciation of
$5,947 and $5,729)	2,759	2,686
Investments	405	550
Goodwill (Note 6)	2,871	2,719
Identifiable intangible assets - net (Note 6)	1,280	1,268
Other assets	713	694

Total	$15,267	$14,975

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt and current portion of long-term debt (Note 7)	$111	$28
Asbestos settlement (Note 18)	603	578
Accounts payable and accrued liabilities	3,199	3,002
Business restructuring (Note 16)	9	17

Total current liabilities	3,922	3,625
Long-term debt (Note 7)	3,613	4,043
Asbestos settlement (Note 18)	234	243
Deferred income taxes	305	293
Accrued pensions	707	819
Other postretirement benefits	1,162	1,151
Other liabilities	1,036	968

Total liabilities	10,979	11,142

Commitments and contingent liabilities (Note 18)
Shareholders’ equity (Note 13):
Common stock	484	484
Additional paid-in capital	759	725
Retained earnings	8,938	8,548
Treasury stock, at cost	(5,044)	(4,708)
Accumulated other comprehensive loss	(1,083)	(1,411)

Total PPG shareholders’ equity	4,054	3,638
Noncontrolling interests	234	195

Total shareholders’ equity	4,288	3,833

Total	$15,267	$14,975

The accompanying notes to the condensed consolidated financial statements are an integral part of this consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows (Unaudited)

(Millions)

	Six Months Ended June 30
	2011	2010
Operating activities:
Net income attributable to controlling and noncontrolling interests	$631	$360
Adjustments to reconcile net income to cash from operations:
Depreciation and amortization	236	236
Pension expense (Note 11)	68	84
Charge related to change in U.S. tax law (Note 10)	—	85
Equity affiliate earnings, net of dividends	(19)	(17)
Asbestos settlement, net of tax	4	4
Cash contributions to pension plans	(106)	(51)
Restructuring cash spending (Note 16)	(13)	(61)
Change in certain asset and liability accounts:
Increase in receivables	(508)	(406)
Increase in inventories	(176)	(98)
Increase in other current assets	(62)	(21)
Increase in accounts payable and accrued liabilities	159	191
(Increase) decrease in noncurrent assets	(7)	23
Decrease in noncurrent liabilities	(7)	(12)
Change in accrued tax and interest	12	120
Other	40	(70)

Cash from operating activities	252	367

Investing activities:
Capital spending:
Additions to property and long-term investments	(134)	(93)
Business acquisitions, net of cash balances acquired (Note 4)	(52)	(18)
Deposits held in escrow	(3)	(5)
Proceeds from maturity of short-term investments	474	—
Purchase of short-term investments	(100)	—
Proceeds from termination of cross currency swap contracts	—	5
Payments on cross currency swap contracts	(46)	(45)
Collection of notes receivable (Note 16)	90	—
Return of capital, equity affiliate (Note 16)	78	—
Reductions of other property and investments	18	9

Cash from (used for) investing activities	325	(147)

Financing activities:
Debt:
Net change in borrowings with maturities of three months or less	12	(71)
Repayments of other short-term debt	—	(134)
Proceeds from other long-term debt	3	—
Repayment of term loan (Note 7)	(400)	—
Repayment of other long-term debt	(6)	—
Other financing activities:
Issuance of treasury stock (Note 13)	61	42
Purchase of treasury stock (Note 13)	(383)	(105)
Dividends paid (Note 13)	(178)	(180)
Dividends paid on subsidiary common stock to noncontrolling interests (Note 13)	(32)	(28)
Other	(38)	—

Cash used for financing activities	(961)	(476)

Effect of currency exchange rate changes on cash and cash equivalents	25	(17)

Net decrease in cash and cash equivalents	(359)	(273)
Cash and cash equivalents, beginning of period	1,341	1,057

Cash and cash equivalents, end of period	$982	$784

The accompanying notes to the condensed consolidated financial statements are an integral part of this consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position of PPG Industries, Inc. and subsidiaries (the “Company” or “PPG”) as of June 30, 2011, and the results of their operations for the three and six months ended June 30, 2011 and 2010 and their cash flows for the six months then ended. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in PPG's Annual Report on Form 10-K for the year ended December 31, 2010.

The results of operations for the six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year.

2. New Accounting Standards

In April 2011, the Financial Accounting Standards Board (“FASB”) issued revisions to the accounting guidance related to troubled debt restructuring. This new guidance is effective for the first interim or annual period beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption. PPG is currently evaluating the new requirements; however, it does not expect that the adoption of this guidance will have a material effect on its consolidated results of operations, cash flows or financial position.

In May 2011, the FASB issued an amendment to the fair value measurement guidance and disclosure requirements that establish common U.S. Generally Accepted Accounting Standards (“GAAP”) and International Financial Reporting Standards (“IFRS”) measurement and reporting requirements. The new requirements are effective for the first interim or annual period beginning after December 15, 2011. The requirements are to be applied prospectively. PPG is currently evaluating the new requirements; however, it does not expect that the adoption of this guidance will have a material effect on its consolidated results of operations, cash flows or financial position.

In June 2011, the FASB issued an amendment to the requirements for presenting comprehensive income. The new requirements are effective for the first interim or annual period beginning after December 15, 2011. The requirements are to be applied retrospectively. The standard requires other comprehensive income to be presented in a continuous statement of comprehensive income that would combine the components of net income and other comprehensive income, or in a separate, but consecutive, statement following the statement of income. PPG will apply these new requirements; however, it does not expect that the adoption of this guidance will have a material effect on its consolidated results of operations, cash flows or financial position.

3. Fair Value Measurement

The accounting guidance on fair value measurement establishes a hierarchy with three levels of inputs used to determine fair value. Level 1 inputs are quoted prices in active markets for identical assets and liabilities, considered to be the most reliable evidence of fair value, and should be used whenever available. Level 2 inputs are observable prices that are not quoted on active exchanges. Level 3 inputs are unobservable inputs used for measuring the fair value of assets or liabilities.

Assets and liabilities reported at fair value on a recurring basis:

(Millions)

	Level 1	Level 2	Level 3	Total
At June 30, 2011
Short-term investments:
Commercial paper and restricted cash	$—	$259	$—	$259
Marketable equity securities	4	—	—	4
Other current assets:
Foreign currency contracts(1)	—	11	—	11
Equity forward arrangement(1)	—	65	—	65
Investments:
Marketable equity securities	62	—	—	62
Other assets:
Interest rate swaps(1)	—	31	—	31
Foreign currency contracts(1)	—	1	—	1
Accounts payable and accrued liabilities:
Foreign currency contracts(1)	—	1	—	1
Natural gas swap contracts(1)	—	13	—	13
Other liabilities:
Cross currency swaps(1)	—	208	—	208
Forward starting swaps(1)	—	33	—	33

At December 31, 2010
Short-term investments:
Commercial paper and restricted cash	$—	$632	$—	$632
Marketable equity securities	5	—	—	5
Other current assets:
Foreign currency contracts(1)	—	4	—	4
Equity forward arrangement(1)	—	55	—	55
Investments:
Marketable equity securities	65	—	—	65
Other assets:
Interest rate swaps(1)	—	20	—	20
Accounts payable and accrued liabilities:
Foreign currency contracts(1)	—	4	—	4
Natural gas swap contracts(1)	—	28	—	28
Other liabilities:
Cross currency swaps(1)	—	163	—	163
Forward starting swaps(1)	—	21	—	21
Natural gas swap contracts(1)	—	3	—	3

(1)	This entire balance is designated as a hedging instrument under U.S. GAAP.

4. Acquisitions

During the six months ended June 30, 2011, PPG spent $52 million on several acquisitions. In May 2011, PPG acquired the assets of Equa-Chlor, Inc. for $28 million, of which $3 million is held in escrow. PPG assessed the fair value of the assets acquired and liabilities assumed, which consisted principally of property and operating working capital. PPG recorded a net benefit of $9 million stemming from a bargain purchase gain of $10 million reflecting the excess of the fair value of the net assets acquired over the price paid for the business and a $1 million loss related to the flow-through cost of sales of the step up to fair value of acquired inventory. The gain is reported in “Other earnings” in the accompanying condensed consolidated statement of income for the three and six months ended June 30, 2011. The remaining amounts spent on acquisitions during the six-month period ending June 30, 2011 represent other acquisitions in the coatings businesses.

During the six months ended June 30, 2010, PPG spent $18 million on acquisitions (net of cash acquired of $3 million).

5. Inventories

Inventories as of June 30, 2011 and December 31, 2010 are detailed below:

	June 30, 2011	Dec. 31, 2010
	(Millions)
Finished products	$1,053	$912
Work in process	164	136
Raw materials	488	411
Supplies	116	114

Total	$1,821	$1,573

Most U.S. inventories are valued using the last-in, first-out method. These inventories represented approximately 31 percent and 33 percent of total inventories at June 30, 2011 and December 31, 2010, respectively. If the first-in, first-out method of inventory valuation had been used, inventories would have been $221 million and $201 million higher as of June 30, 2011 and December 31, 2010, respectively.

6. Goodwill and Other Identifiable Intangible Assets

The change in the carrying amount of goodwill attributable to each reportable segment for the six months ended June 30, 2011 was as follows:

	Performance Coatings	Industrial Coatings	Architectural Coatings – EMEA	Optical and Specialty Materials	Commodity Chemicals	Glass	Total
	(Millions)
Balance, Dec. 31, 2010	$1,151	$495	$966	$49	$6	$52	$2,719
Acquisitions	4	—	1	—	—	—	5
Currency	38	28	75	2	—	4	147

Balance, June 30, 2011	$1,193	$523	$1,042	$51	$6	$56	$2,871

The carrying amount of acquired trademarks with indefinite lives as of June 30, 2011 and December 31, 2010 totaled $336 million and $323 million, respectively.

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and are detailed below:

	June 30, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(Millions)
Acquired technology	$525	$(297)	$228	$515	$(273)	$242
Customer-related intangibles	1,043	(414)	629	974	(355)	619
Tradenames	128	(49)	79	120	(44)	76
Other	34	(26)	8	31	(23)	8

Balance	$1,730	$(786)	$944	$1,640	$(695)	$945

Aggregate amortization expense related to these identifiable intangible assets for the three and six months ended June 30, 2011 was $31 million and $62 million, respectively, and for the three and six months ended June 30, 2010 was $30 million and $62 million, respectively. As of June 30, 2011, estimated future amortization expense of identifiable intangible assets is as follows: $64 million for the remaining quarters of 2011, approximately $130 million in 2012, and approximately $115 to $120 million in each of the following four years.

7. Debt

In June 2011, the Company repaid a $400 million three year unsecured term loan, which had a scheduled maturity date of June 2012.

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

RS Cogen is a variable interest entity under U.S. accounting guidance. The daily operations of the cogeneration facility are the activities of RS Cogen that most significantly impact its economic performance. These activities are directed by a management team with oversight by a management committee that has equal representation from PPG and Entergy. By the terms of the joint venture agreement, all decisions of the management committee require approval by a majority of its members. Accordingly, the power to direct the activities of RS Cogen is equally shared between RS Cogen’s two owners and, thus, PPG does not consider itself to be the joint venture’s primary beneficiary. Accordingly, PPG accounts for its investment in RS Cogen under the equity method of accounting.

The following table summarizes PPG’s maximum exposure to loss associated with RS Cogen.

(Millions)
Investment in and advances to RS Cogen	$10
Take-or-pay obligation under power tolling arrangement	281

Maximum exposure to loss as of June 30, 2011	$291

9. Earnings Per Common Share

The following table presents the earnings per common share calculations for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30		Six Months Ended June 30
(Millions, except per share amounts)	2011	2010	2011	2010
Earnings per common share (attributable to PPG)
Net income (attributable to PPG)	$340	$272	$568	$302
Weighted average common shares outstanding	158.2	165.4	159.4	165.6

Earnings per common share (attributable to PPG)	$2.15	$1.64	$3.57	$1.82

Earnings per common share - assuming dilution (attributable to PPG)
Net income (attributable to PPG)	$340	$272	$568	$302
Weighted average common shares outstanding	158.2	165.4	159.4	165.6

Effect of dilutive securities:
Stock options	1.3	0.8	1.3	0.7
Other stock compensation plans	0.8	0.4	0.8	0.5

Potentially dilutive common shares	2.1	1.2	2.1	1.2

Adjusted weighted average common shares outstanding	160.3	166.6	161.5	166.8

Earnings per common share - assuming dilution (attributable to PPG)	$2.12	$1.63	$3.52	$1.81

There were no antidilutive outstanding stock options for the three or six month periods ended June 30, 2011. Excluded from the computation of diluted earnings per share due to their antidilutive effect were 1.9 million and 2.6 million of outstanding stock options for the three and six months ended June 30, 2010, respectively.

10. Income Taxes

PPG recorded a one-time after tax charge in the first quarter 2010 of $85 million, or 51 cents per share, as a result of a change in U.S. tax law included in the U.S. Patient Protection and Affordable Care Act enacted in March 2010. Under the prior tax law, the total amount paid for prescription drug costs for retirees over the age of 65 was tax deductible. Beginning in 2013, however, these costs will only be deductible to the extent they exceed the amount of the annual subsidy PPG receives from the U.S. government under Medicare Part D. As a result of this change, the Company’s deferred tax asset, which reflects the future tax deductibility of these post retirement costs, had to be reduced. This resulted in a charge against earnings of $85 million in the first quarter of 2010, the period that the change in the tax law was enacted, as required by the accounting guidance for income taxes.

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

11. Pensions and Other Postretirement Benefits

The net periodic benefit costs for the three and six months ended June 30, 2011 and 2010 were as follows:

	Pensions
	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
	(Millions)
Service cost	$15	$16	$32	$33
Interest cost	65	62	128	126
Expected return on plan assets	(79)	(70)	(156)	(139)
Amortization of prior service cost	—	1	—	2
Amortization of actuarial losses	32	31	60	62
Curtailment loss	—	—	4	—

Net periodic pension cost	$33	$40	$68	$84

PPG does not have a mandatory contribution to make to its U.S. defined benefit pension plans in 2011; however, PPG made voluntary contributions of $50 million to these plans in January 2011. PPG expects to make mandatory contributions to its non-U.S. plans in 2011 of approximately $75 million, of which $56 million was made as of June 30, 2011.

In January 2011, the Company approved an amendment to one of its U.S. defined benefit pension plans that represented 77 percent of the total U.S. projected benefit obligation at December 31, 2010. This change will result in employees no longer accruing benefits under this plan either as of December 31, 2011 or December 31, 2020 depending upon the employee’s combined age and service to PPG. The affected employees will participate in the Company’s defined contribution retirement plan from the date their benefit under the defined benefit plan is frozen. The Company has remeasured the projected benefit obligation of the amended plan, which resulted in an approximate $65 million reduction in the liability and lowered 2011 pension expense by approximately $12 million. The Company recognized a curtailment loss associated with this plan amendment of $4 million in the first quarter of 2011.

The net periodic other postretirement benefit costs for the three and six months ended June 30, 2011 and 2010 were as follows:

	Other Postretirement Benefits
	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
	(Millions)
Service cost	$4	$4	$9	$9
Interest cost	16	17	32	32
Amortization of prior service credit	(3)	(2)	(6)	(3)
Amortization of actuarial losses	8	5	15	10

Net periodic other postretirement benefit cost	$25	$24	$50	$48

12. Comprehensive Income

Total comprehensive income (loss) for the three and six months ended June 30, 2011 and 2010 was as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
	(Millions)
Net income attributable to the controlling and noncontrolling interests	$372	$301	$631	$360

Other comprehensive income (loss), net of tax:
Pension and other postretirement benefits	5	(10)	49	17
Unrealized currency translation adjustment	111	(240)	284	(352)
Unrealized (losses) income on marketable securities	(1)	2	—	2
Net change – derivatives (Note 15)	(6)	(12)	3	(21)

Other comprehensive income (loss), net of tax	109	(260)	336	(354)

Total comprehensive income	481	41	967	6
Less: amounts attributable to noncontrolling interests:
Net income	(32)	(29)	(63)	(58)
Unrealized currency translation adjustment	(5)	10	(8)	12

Comprehensive income (loss) attributable to PPG	$444	$22	$896	$(40)

13. Shareholders’ Equity

The following tables present the change in total shareholders’ equity for the six months ended June 30, 2011 and 2010, respectively:

(Millions)	Total PPG Shareholders’ Equity	Non-controlling Interests	Total
Balance, January 1, 2011	$3,638	$195	$3,833
Net income	568	63	631
Other comprehensive income, net of tax	328	8	336
Cash dividends	(178)	—	(178)
Issuance of treasury stock	84	—	84
Purchase of treasury stock	(383)	—	(383)
Stock-based compensation activity	(3)	—	(3)
Dividends paid on subsidiary common stock to noncontrolling interests	—	(32)	(32)

Balance, June 30, 2011	$4,054	$234	$4,288

(Millions)	Total PPG Shareholders’ Equity	Non-controlling Interests	Total
Balance, January 1, 2010	$3,753	$169	$3,922
Net income	302	58	360
Other comprehensive loss, net of tax	(342)	(12)	(354)
Cash dividends	(180)	—	(180)
Issuance of treasury stock	63	—	63
Purchase of treasury stock	(105)	—	(105)
Stock-based compensation activity	(3)	—	(3)
Dividends paid on subsidiary common stock to noncontrolling interests	—	(28)	(28)
Equity forward agreement	(38)	—	(38)
Other	—	2	2

Balance, June 30, 2010	$3,450	$189	$3,639

14. Financial Instruments, Excluding Derivative Financial Instruments

Included in PPG’s financial instrument portfolio are cash and cash equivalents, short-term investments, cash held in escrow, marketable equity securities, company-owned life insurance and short and long-term debt instruments. The fair values of these financial instruments approximated their carrying values at June 30, 2011 and December 31, 2010, in the aggregate, except for long-term debt.

Long-term debt (excluding capital lease obligations) had carrying and fair values totaling $3,655 million and $4,048 million, respectively, as of June 30, 2011. Long-term debt (excluding capital lease obligations) had carrying and fair values totaling $4,013 million and $4,299 million, respectively, as of December 31, 2010. The fair values of the debt instruments were based on discounted cash flows and interest rates then currently available to the Company for instruments of the same remaining maturities.

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

PPG’s policies do not permit speculative use of derivative financial instruments. PPG uses derivative instruments to manage its exposure to fluctuating natural gas prices through the use of natural gas swap contracts. PPG also uses forward currency and option contracts as hedges against its exposure to variability in exchange rates on short-term intercompany transactions, unrecognized firm sales commitments and cash flows denominated in foreign currencies. PPG uses foreign denominated debt and cross currency swap contracts to hedge net investments in foreign operations. Interest rate swaps are used to manage the Company’s exposure to changing interest rates as such rate changes affect the fair value of fixed rate borrowings. Forward starting swaps are used to lock-in a fixed interest rate, to which will be added a corporate spread, related to future long-term debt refinancings. PPG also uses an equity forward arrangement to hedge the Company’s exposure to changes in the fair value of PPG stock that is to be contributed to the asbestos settlement trust as discussed in Note 18, “Commitments and Contingent Liabilities.”

PPG enters into derivative financial instruments with high credit quality counterparties and diversifies its positions among such counterparties in order to reduce its exposure to credit losses. The Company did not realize a credit loss on derivatives during the six month periods ended June 30, 2011 or 2010.

PPG centrally manages certain of its foreign currency transaction risks to minimize the volatility in cash flows caused by currency fluctuations. Decisions on whether to use derivative financial instruments to hedge the net transaction exposures related to all regions of the world are made based on the amount of those exposures by currency and, in certain situations, an assessment of the near-term outlook for certain currencies. This net hedging strategy does not qualify for hedge accounting; therefore, the change in the fair value of these instruments is recorded in “Other charges” in the accompanying condensed consolidated statement of income in the period of change. As of June 30, 2011 and December 31, 2010, the fair value of these contracts was a net liability of less than $0.1 million and a net asset of less than $0.1 million, respectively.

PPG designates forward currency contracts as hedges against the Company’s exposure to variability in exchange rates on short-term intercompany transactions denominated in foreign currencies. To the extent effective, changes in the fair value of these instruments are deferred in AOCI and subsequently reclassified to “Other charges” in the accompanying condensed consolidated statement of income as foreign exchange gains and losses are recognized on the related intercompany transactions. The portion of the change in fair value considered to be ineffective is recognized immediately in “Other charges” in the accompanying condensed consolidated statement of income. All amounts related to these instruments deferred in AOCI as of June 30, 2011 will be reclassified to earnings within the next twelve months. As of June 30, 2011 and December 31, 2010, the fair value of these instruments was a net asset of $7 million and a net liability of $2 million, respectively.

PPG designates forward currency contracts as hedges against the Company’s exposure to future changes in fair value related to certain firm sales commitments denominated in foreign currencies. These contracts are designated as fair value hedges. As such, they are reported at fair value in the Company’s condensed consolidated balance sheet, with changes in the fair value of these contracts and that of the related firm sales commitments reported in net sales. As of June 30, 2011, these contracts converted $89 million to the South Korean won over the 33 month period ending March 31, 2014. As of December 31, 2010, these contracts converted $76 million to the South Korean won over the 33 month period ending September 30, 2013. As of June 30, 2011 and December 31, 2010, the fair value of the contracts was a net asset of $4 million and $2 million, respectively.

PPG previously entered into ten U.S. dollar to euro cross currency swap contracts with a total notional amount of $1.3 billion, of which $600 million were to settle on March 15, 2013 and $700 million were to settle on March 15, 2018. One contract, with a notional amount of $140 million and a settlement date of March 15, 2018 was converted to cash during the first quarter of 2010. Accordingly, on settlement of the remaining outstanding contracts PPG will receive $1.2 billion U.S. dollars and pay Euros to the counterparties to the contracts. During the term of these contracts, PPG will receive semiannual payments in March and September of each year based on U.S. dollar, long-term fixed interest rates, and PPG will make annual payments in March of each year to the counterparties based on euro, long-term fixed interest rates. The Company has designated these swaps as hedges of its net investment in the acquired SigmaKalon businesses and, as a result, the mark to market fair value adjustments of the swaps have been and will be recorded as a component of AOCI, and the cash flow impact of these swaps has been and will be classified as investing activities in the condensed consolidated statement of cash flows. As of June 30, 2011 and December 31, 2010, the fair value of these contracts was a net liability of $208 million and $163 million, respectively.

As of June 30, 2011 and December 31, 2010, PPG designated €300 million euro-denominated borrowings as a hedge of a portion of PPG’s net investment in the Company’s European operations. Also during 2010, certain portions of PPG’s various other euro-denominated borrowings were designated as hedges of PPG’s investments in its European operations. As a result, the change in book value from adjusting these foreign denominated borrowings to current spot rates was deferred in AOCI.

As of June 30, 2011 and December 31, 2010, the Company had accumulated pretax unrealized translation losses in AOCI of $158 million and $33 million, respectively, related to both the euro-denominated borrowings and the cross currency swaps that have been designated as hedges of net investments.

Deferrals in AOCI related to hedges of the Company’s net investments in European operations would be reclassified and recognized in earnings upon a substantial liquidation, sale or partial sale of such investments or upon impairment of all or a portion of such investments.

The Company manages its interest rate risk by balancing its exposure to fixed and variable rates while attempting to minimize its interest costs. Generally, the Company maintains variable interest rate debt at a level of approximately 25 percent to 50 percent of total borrowings. PPG principally manages its fixed and variable interest rate risk by retiring and issuing debt from time to time and through the use of interest rate swaps. As of June 30, 2011 and December 31, 2010, these swaps converted $1,045 million and $450 million of fixed rate debt to variable rate debt, respectively. The swaps are designated as fair value hedges. As such, these swaps are carried at fair value. Changes in the fair value of these swaps and that of the related debt are recorded in “Interest expense” in the accompanying condensed consolidated statement of income. As of June 30, 2011 and December 31, 2010, the fair value of these contracts was a net asset of $31 million and $20 million, respectively.

The Company entered into forward starting swaps in 2009 and in the second quarter of 2010 to effectively lock-in a fixed interest rate for future debt refinancings with an anticipated term of ten years based on the ten year swap rate, to which will be added a corporate spread. All of the swap contracts are required to be settled in July 2012. As of June 30, 2011 and December 31, 2010, the notional amount of the swaps outstanding totaled $400 million. To the extent that the swaps are effective, changes in the fair values of the swap contracts are deferred in AOCI. The portion of the change in fair value considered to be ineffective is recognized immediately in “Other charges” in the accompanying condensed consolidated statement of income. Amounts deferred in AOCI will be reclassified to “Interest expense” over the same period of time that interest expense is recognized on the future borrowings. As of June 30, 2011 and December 31, 2010, the fair value of these swaps was a liability of $33 million and $21 million, respectively.

The Company uses derivative instruments to manage its exposure to fluctuating natural gas prices through the use of natural gas swap contracts. These instruments mature over the next 14 months. To the extent that these instruments are effective in hedging PPG’s exposure to price changes, changes in the fair values of the hedge contracts are deferred in AOCI and reclassified to “Cost of sales, exclusive of depreciation and amortization” as the natural gas is purchased. The amount of ineffectiveness is reported in “Other charges” in the accompanying condensed consolidated statement of income immediately. As of June 30, 2011 and December 31, 2010, the fair value of these contracts was a liability of $13 million and $31 million, respectively. Of the total pretax loss deferred in AOCI as of June 30, 2011, $13 million related to contracts that mature within the twelve-month period ending June 30, 2012.

PPG entered into a one-year renewable equity forward arrangement with a bank in 2003 in order to mitigate the impact on PPG earnings of changes in the fair value of 1,388,889 shares of PPG stock that are to be contributed to the asbestos settlement trust as discussed in Note 18, “Commitments and Contingent Liabilities.” This instrument, which has been renewed, is recorded at fair value as an asset or liability and changes in the fair value of this instrument are reflected in the “Asbestos settlement – net” caption of the accompanying condensed consolidated statement of income. The total principal amount payable for these shares is $62 million. PPG will pay to the bank interest based on the principal amount and the bank will pay to PPG an amount equal to the dividends paid on these shares during the period this instrument is outstanding. The difference between the principal amount and any amounts related to unpaid interest or dividends and the current market price for these shares, adjusted for credit risk, represents the fair value of the instrument as well as the amount that PPG would pay or receive if the bank chose to net settle the instrument. Alternatively, the bank may, at its option, require PPG to purchase the shares covered by the arrangement at the principal amount adjusted for unpaid interest and dividends as of the date of settlement. As of June 30, 2011 and December 31, 2010, the fair value of this contract was an asset of $65 million and $55 million, respectively.

No derivative instrument initially designated as a hedge instrument was undesignated or discontinued as a hedging instrument during the six month periods ended June 30, 2011 or 2010. Nor were any amounts deferred in AOCI reclassified to earnings during these periods related to hedges of anticipated transactions that were no longer expected to occur.

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

For the first six months of 2011, Other comprehensive income included a net pretax gain due to cash flow hedge derivatives of $5 million ($3 million, net of tax). This gain was comprised of realized losses of $8 million and unrealized losses of $3 million. The realized losses related to the settlement during the period of natural gas contracts, interest rate swaps owned by RS Cogen (Refer to Note 8, “Variable Interest Entities” for a discussion regarding this equity method investment), offset in part by realized gains on settlement of foreign currency contracts. The unrealized losses related to the change in fair value of forward starting swaps, natural gas contracts, and interest rate swaps owned by RS Cogen, offset in part by the change in fair value of foreign currency contracts.

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

Refer to Note 3, “Fair Value Measurement,” for additional disclosures related to the Company’s derivative instruments outstanding as of June 30, 2011 and December 31, 2010.

The following table provides details for the six month period ended June 30, 2011 related to fair value, cash flow and net investment hedges by type of derivative and financial instrument. All amounts are pretax:

(Millions) Hedge Type	Gain (Loss) Deferred in OCI	Gain (Loss) Recognized
		Amount	Caption
Fair Value
Interest rate swaps (a)	Not applicable	$9	Interest expense
Foreign currency contracts (c)	Not applicable	2	Sales
Equity forward arrangements (a)	Not applicable	10	Asbestos - net

Total Fair Value		$21

Cash Flow
Natural gas swaps (c)	$(3)	$(20)	Cost of sales
Interest rate swaps of an equity method investee	—	(1)	Other earnings
Forward starting swaps (c)	(12)	—
Foreign currency contracts (b)	12	13	Other charges

Total Cash Flow	$(3)	$(8)

Net Investment
Cross currency swaps (a)	$(92)	$—
Foreign denominated debt	(33)	Not applicable

Total Net Investment	$(125)

Non-Hedge
Foreign currency contracts	Not applicable	$(1)	Other charges

Total Non-Hedge		$(1)

(a)	The ineffective portion related to each of these items was less than $0.3 million of expense.
(b)	The ineffective portion related to this item was $3 million of expense.
(c)	The ineffective portion related to this item was less than $0.5 million of income.

The following tables provide details for the six month period ended June 30, 2010 related to fair value, cash flow and net investment hedges by type of financial instrument. All amounts are pretax:

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

16. Cash Flow Information

Cash payments for interest were $112 million and $103 million for the six months ended June 30, 2011 and 2010, respectively. Cash payments for income taxes for the six months ended June 30, 2011 and 2010 were $171 million and $74 million, respectively.

Restructuring cash spending of $13 million and $61 million during the six months ended June 30, 2011 and 2010, respectively, related primarily to severance payments made in connection with restructuring plans approved in the first quarter of 2009 and the third quarter of 2008. At June 30, 2011, the remaining reserve for these plans of $12 million relates to severance payments to be made to certain former employees, including $3 million which will be paid after June 30, 2012.

In April 2011, the Company received $168 million from Pittsburgh Glass Works LLC (“PGW”), PPG’s former automotive glass and services business. The $168 million was comprised of the repayment of $90 million of notes receivable from PGW and a $78 million return of capital. At June 30, 2011, the carrying value of PPG’s approximate 40 percent equity interest in PGW was $29 million.

17. Stock-Based Compensation

The Company’s stock-based compensation includes stock options, restricted stock units (“RSUs”) and grants of contingent shares that are earned based on achieving targeted levels of total shareholder return. All current grants of stock options, RSUs and contingent shares are made under the PPG Industries, Inc. Amended and Restated Omnibus Incentive Plan (“PPG Amended Omnibus Plan”), which was amended and restated effective April 21, 2011. Shares available for future grants under the PPG Amended Omnibus Plan were 9.8 million as of June 30, 2011.

Total stock-based compensation expense was $10 million and $21 million for the three and six months ended June 30, 2011, respectively, and $9 million and $23 million for the three and six months ended June 30, 2010, respectively. The total income tax benefit recognized in the accompanying condensed consolidated statement of income related to the stock-based compensation was $4 million and $8 million for the three and six months ended June 30, 2011, respectively, and $3 million and $8 million for the three and six months ended June 30, 2010, respectively.

Stock Options

PPG has outstanding stock option awards that have been granted under two stock option plans: the PPG Industries, Inc. Stock Plan (“PPG Stock Plan”) and the PPG Amended Omnibus Plan. Under the PPG Amended Omnibus Plan and the PPG Stock Plan, certain employees of the Company have been granted options to purchase shares of common stock at prices equal to the fair market value of the shares on the date the options were granted. The options are generally exercisable beginning from six to 48 months after being granted and have a maximum term of 10 years. Upon exercise of a stock option, shares of Company stock are issued from treasury stock. The PPG Stock Plan includes a restored option provision for options originally granted prior to January 1, 2003 that allows an optionee to exercise options and satisfy the option price by certifying ownership of mature shares of PPG common stock with equivalent market value.

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

Restricted Stock Units

Long-term incentive value is delivered to selected key management employees by granting RSUs, which have either time or performance-based vesting features. The fair value of an RSU is equal to the market value of a share of PPG stock on the date of grant. Time-based RSUs vest over the three-year period following the date of grant, unless forfeited, and will be paid out in the form of stock, cash or a combination of both at the Company’s discretion at the end of the three-year vesting period. Performance-based RSUs vest based on achieving specific annual performance targets for earnings per share growth and cash flow return on capital over the three calendar year-end periods following the date of grant. Unless forfeited, the performance-based RSUs will be paid out in the form of stock, cash or a combination of both at the Company’s discretion after the three-year performance period if PPG meets the performance targets. The amount paid for performance-based awards may range from 0 percent to 180 percent of the original grant, based upon the frequency with which the earnings per share growth and cash flow return on capital performance targets are met over the three calendar year periods. For the purposes of expense recognition, PPG has assumed that performance-based RSUs granted in 2009 will vest at the 150 percent level and those granted in 2010 and 2011 will vest at the 100 percent level. As of December 31, 2010, three of the four possible performance targets had been met for the 2009 grant and two of the two possible performance targets had been met for the 2010 grant.

In the first quarter of 2011, PPG granted 209,602 RSUs at a weighted average fair value of $82.02 per share. In the first quarter of 2010, PPG granted 357,902 RSUs at a weighted average fair value of $55.53 per share.

Contingent Share Grants

The Company also provides grants of contingent shares to selected key executives that may be earned based on PPG total shareholder return over the three-year period following the date of grant. Contingent share grants (referred to as “TSR awards”) are made annually and are paid out at the end of each three-year period based on the Company’s performance. Performance is measured by determining the percentile rank of the total shareholder return of PPG common stock in relation to the total shareholder return of the S&P 500 for the three-year period following the date of grant. The payment of awards following the three-year award period will be based on performance achieved in accordance with the scale set forth in the plan agreement and may range from 0 percent to 220 percent of the initial grant. A payout of 100 percent is earned if the target performance is achieved. Contingent share awards for the 2009-2011, 2010-2012, and 2011-2013 periods earn dividend equivalents for the award period which will be paid to participants with the award payout at the end of the period based on the actual number of contingent shares that are earned. Any payments made at the end of the award period may be in the form of stock, cash or a combination of both. The TSR awards qualify as liability awards, and compensation expense is recognized over the three-year award period based on the fair value of the awards (giving consideration to the Company’s percentile rank of total shareholder return) remeasured in each reporting period until settlement of the awards.

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

Asbestos Matters

For over 30 years, PPG has been a defendant in lawsuits involving claims alleging personal injury from exposure to asbestos. Most of PPG’s potential exposure relates to allegations by plaintiffs that PPG should be liable for injuries involving asbestos-containing thermal insulation products, known as Unibestos, manufactured and distributed by Pittsburgh Corning Corporation (“PC”). PPG and Corning Incorporated are each 50 percent shareholders of PC. PPG has denied responsibility for, and has defended, all claims for any injuries caused by PC products. As of the April 16, 2000 order which stayed and enjoined asbestos claims against PPG (as discussed below), PPG was one of many defendants in numerous asbestos-related lawsuits involving approximately 114,000 claims served on PPG. During the period of the stay, PPG generally has not been aware of the dispositions, if any, of these asbestos claims.

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

On March 28, 2003, Corning Incorporated announced that it had separately reached its own arrangement with the representatives of asbestos claimants for the settlement of certain asbestos claims against Corning Incorporated and PC (the “2003 Corning Settlement Arrangement”).

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

Terms of 2002 PPG Settlement Arrangement

PPG had no obligation to pay any amounts under the 2002 PPG Settlement Arrangement until 30 days after the second amended PC plan of reorganization was finally approved by an appropriate court order that was no longer subject to appellate review (the “Effective Date”). If the second amended PC plan of reorganization had been approved as proposed, PPG and certain of its insurers (along with PC) would have made payments on the Effective Date to the Trust, which would have provided the sole source of payment for all present and future asbestos bodily injury claims against PPG, its subsidiaries or PC alleged to be caused by the manufacture, distribution or sale of asbestos products by these companies. PPG would have conveyed the following assets to the Trust: (i) the stock it owns in PC and Pittsburgh Corning Europe, (ii) 1,388,889 shares of PPG’s common stock and (iii) aggregate cash payments to the Trust of approximately $998 million, payable according to a fixed payment schedule over 21 years, beginning on June 30, 2003, or, if later, the Effective Date. PPG would have had the right, in its sole discretion, to prepay these cash payments to the Trust at any time at a discount rate of 5.5 percent per annum as of the prepayment date. In addition to the conveyance of these assets, PPG would have paid $30 million in legal fees and expenses on behalf of the Trust to recover proceeds from certain historical insurance assets, including policies issued by certain insurance carriers that were not participating in the settlement, the rights to which would have been assigned to the Trust by PPG.

Under the proposed 2002 PPG Settlement Arrangement, PPG’s participating historical insurance carriers would have made cash payments to the Trust of approximately $1.7 billion between the Effective Date and 2023. These payments could also have been prepaid to the Trust at any time at a discount rate of 5.5 percent per annum as of the prepayment date. In addition, as referenced above, PPG would have assigned to the Trust its rights, insofar as they related to the asbestos claims to have been resolved by the Trust, to the proceeds of policies issued by certain insurance carriers that were not participating in the 2002 PPG Settlement Arrangement and from the estates of insolvent insurers and state insurance guaranty funds.

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

Several creditors and other interested parties filed objections to the disclosure statement. Those objections were overruled by the Bankruptcy Court by order dated July 6, 2009 approving the disclosure statement. The third amended PC plan of reorganization and disclosure statement were then sent to creditors, including asbestos claimants, for voting. The report of the voting agent, filed on February 18, 2010, revealed that all voting classes, including asbestos claimants, voted overwhelmingly in favor of the third amended PC plan of reorganization, which included the 2009 PPG Settlement Arrangement. In light of the favorable vote on the third amended PC plan of reorganization, the Bankruptcy Court conducted a hearing regarding the fairness of the proposed plan, including whether (i) the plan would be fair with respect to present and future claimants, (ii) such claimants would be treated in substantially the same manner, and (iii) the protection provided to PPG and its participating insurers would be fair in view of the assets they would convey to the Trust to be established as part of the third amended PC plan of reorganization. The hearing was held in June of 2010. The remaining objecting parties (a number of objections were resolved through plan amendments and stipulations filed before the hearing) appeared at the hearing and presented their cases. At the conclusion of the hearing, the Bankruptcy Court established a briefing schedule for its consideration of confirmation of the plan and the objections to confirmation. That briefing was completed and final oral arguments held in October 2010. On June 16, 2011 the Bankruptcy Court issued a decision denying confirmation of the third amended PC plan of reorganization. Although denying confirmation, PPG believes that the decision viewed favorably many features of that plan. Several parties filed motions for reconsideration of specific aspects of the Bankruptcy Court’s ruling. PPG filed a motion jointly with PC, Corning Incorporated, the official committee representing asbestos claimants, and the legal representatives of future asbestos claimants, and requested a deferred hearing and briefing schedule in view of potential plan amendments that might be considered in response to the June 16, 2011 ruling. PC’s counsel advised the Bankruptcy Court at a July 20, 2011 status conference that the parties are working on potential plan amendments, and the Bankruptcy Court agreed to continue the status conference until August 2011. If plan amendments that the Bankruptcy Court finds acceptable, after considering any objections to them, are ultimately submitted, or if the Bankruptcy Court reconsiders its June 16, 2011 ruling, the Bankruptcy Court will enter a confirmation order if all requirements to confirm a plan of reorganization under the Bankruptcy Code have been satisfied. Such an order could be appealed to the U. S. District Court for the Western District of Pennsylvania. Assuming that the District Court approves a confirmation order, interested parties could appeal the order to the U.S. Third Circuit Court of Appeals and subsequently could seek review by the U.S. Supreme Court.

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

In addition, similar to what was contemplated by the second amended PC plan of reorganization, the channeling injunction will not extend to claims against PPG alleging personal injury caused by asbestos on premises owned, leased or occupied by PPG (so called “premises claims”), which generally have been subject to the stay imposed by the Bankruptcy Court. Historically, a small proportion of the claims against PPG and its subsidiaries have been premises claims, and based upon review and analysis, PPG believes that the number of premises claims currently comprises less than 2 percent of the total asbestos related claims against PPG. Beginning in late 2006, the Bankruptcy Court lifted the stay with respect to certain premises claims against PPG. As a result, PPG and its primary insurers have settled approximately 500 premises claims. PPG’s insurers agreed to provide insurance coverage for a major portion of the payments made in connection with the settled claims, and PPG accrued the portion of the settlement amounts not covered by insurance. PPG, in conjunction with its primary insurers as appropriate, evaluates the factual, medical, and other relevant information pertaining to additional claims as they are being considered for potential settlement. The number of such claims under consideration for potential settlement, currently approximately 350, varies from time to time. Premises claims remain subject to the stay, as outlined above, although certain claimants have requested the Court to lift the stay with respect to these claims and the stay has been lifted as to some claims. PPG believes that any financial exposure resulting from such premises claims, taking into account available insurance coverage, will not have a material adverse effect on PPG’s consolidated financial position, liquidity or results of operations.

PPG’s Funding Obligations

PPG has no obligation to pay any amounts under the third amended PC plan of reorganization until the Funding Effective Date. If the third amended PC plan of reorganization is approved, PPG and certain of its insurers will make the following contributions to the Trust. On the Funding Effective Date, PPG will relinquish any claim to its equity interest in PC, convey the stock it owns in Pittsburgh Corning Europe and transfer 1,388,889 shares of PPG’s common stock or cash equal to the fair value of such shares as defined in the 2009 PPG Settlement Arrangement. PPG will make aggregate cash payments to the Trust of approximately $825 million, payable according to a fixed payment schedule over a period ending in 2023. The first payment is due on the Funding Effective Date. PPG would have the right, in its sole discretion, to prepay these cash payments to the Trust at any time at a discount rate of 5.5 percent per annum as of the prepayment date. PPG’s historical insurance carriers participating in the third amended PC plan of reorganization will also make cash payments to the Trust of approximately $1.7 billion between the Funding Effective Date and 2027. These payments could also be prepaid to the Trust at any time at a discount rate of 5.5 percent per annum as of the prepayment date. PPG will grant asbestos releases and indemnifications to all participating insurers, subject to amended coverage-in-place arrangements with certain insurers for remaining coverage of premises claims. PPG will grant certain participating insurers full policy releases on primary policies and full product liability releases on excess coverage policies. PPG will also grant certain other participating excess insurers credit against their product liability coverage limits.

PPG’s obligation under the 2009 PPG Settlement Arrangement at December 31, 2008 was $162 million less than the amount that would have been due under the 2002 PPG Settlement Arrangement. This reduction is attributable to a number of negotiated provisions in the 2009 PPG Settlement Arrangement, including the provisions relating to the channeling injunction under which PPG retains liability for any non-PC Relationship Claims. PPG will retain such amount as a reserve for asbestos-related claims that will not be channeled to the Trust, as this amount represents PPG’s best estimate of its liability for these claims. PPG does not have sufficient current claim information or settlement history on which to base a better estimate of this liability, in light of the fact that the Bankruptcy Court’s stay has been in effect since 2000. As a result, PPG’s reserve at June 30, 2011 and December 31, 2010 for asbestos-related claims that will not be channeled to the Trust is $162 million. In addition, under the 2009 PPG Settlement Arrangement, PPG will retain for its own account rights to recover proceeds from certain historical insurance assets, including policies issued by non-participating insurers. Rights to recover these proceeds would have been assigned to the Trust by PPG under the 2002 PPG Settlement Arrangement.

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

Of the total obligation of $837 million under the 2009 PPG Settlement Arrangement at June 30, 2011, $603 million is reported as a current liability and the present value of the payments due in the years 2013 to 2023 totaling $234 million is reported as a non-current liability in the accompanying condensed consolidated balance sheet as of June 30, 2011. The future accretion of the noncurrent portion of the liability will total $129 million and be reported as expense in the condensed consolidated statement of income over the period through 2023, as follows (in millions):

Remainder of 2011	$7
2012	14
2013 – 2023	108

Total	$129

The following table summarizes the impact on PPG’s financial statements for the three and six months ended June 30, 2011 and 2010 resulting from the 2009 PPG Settlement Arrangement including the change in fair value of the stock to be transferred to the Trust and the equity forward instrument (see Note 15, “Derivative Financial Instruments and Hedge Activities”) and the increase in the net present value of the future payments to be made to the Trust.

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
	(Millions)
Increase (decrease) in expense:
Change in fair value:
PPG stock	$(6)	$(7)	$10	$3
Equity forward instrument	6	7	(10)	(3)
Accretion of asbestos liability	3	3	6	6

Asbestos settlement – net expense	$3	$3	$6	$6

The fair value of the equity forward instrument is included as an Other current asset as of June 30, 2011 and December 31, 2010 in the accompanying condensed consolidated balance sheet. Payments under the fixed payment schedule require annual payments that are due each June. The current portion of the asbestos settlement liability included in the accompanying condensed consolidated balance sheet as of June 30, 2011 consists of all such payments required through June 2012, the fair value of PPG’s common stock and the value of PPG’s investment in Pittsburgh Corning Europe. The amount due June 30, 2013 of $17 million and the net present value of the remaining payments is included in the long-term asbestos settlement liability in the accompanying condensed consolidated balance sheet as of June 30, 2011.

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

As of June 30, 2011 and December 31, 2010, PPG had reserves for environmental contingencies totaling $252 million and $272 million, respectively, of which $79 million and $83 million, respectively, were classified as current liabilities. The reserve at June 30, 2011 included $145 million for environmental contingencies associated with PPG’s former chromium manufacturing plant in Jersey City, N.J. (“Jersey City”), $50 million for environmental contingencies associated with the Calcasieu River estuary and three operating plant sites in PPG’s chemicals business and $57 million for other environmental contingencies, including National Priority List sites and legacy glass manufacturing sites. The reserve at December 31, 2010 included $168 million for environmental contingencies associated with the former chromium manufacturing plant in Jersey City, $50 million for environmental contingencies associated with the Calcasieu River Estuary and three operating plant sites in PPG’s chemicals business and $54 million for other environmental contingencies, including National Priority List sites and legacy glass manufacturing sites. Pretax charges against income for environmental remediation costs totaled $2 million and $12 million, respectively, for the three and six months ended June 30, 2011, and $5 million and $12 million, respectively, for the three and six months ended June 30, 2010, and are included in “Other charges” in the accompanying condensed consolidated statement of income. Cash outlays related to such environmental remediation aggregated $16 million and $35 million, respectively, for the three and six months ended June 30, 2011 and $5 million and $12 million, respectively, for the three and six months ended June 30, 2010. The impact of foreign currency increased the liability by $3 million in the first half of 2011 and decreased the liability by $5 million in the first half of 2010.

The Company’s continuing efforts to analyze and assess the environmental issues associated with a former chromium manufacturing plant site located in Jersey City and at the Calcasieu River Estuary located near the Lake Charles, La. chlor-alkali plant resulted in a pretax charge of $173 million in the third quarter of 2006 for the estimated costs of remediating these sites. These charges for estimated environmental remediation costs in 2006 were significantly higher than PPG’s historical range. Excluding 2006, pretax charges against income have ranged between $10 million and $35 million per year for the past 15 years. PPG anticipates that charges against income in 2011 for environmental remediation costs will be within this historical range.

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

As a result of the extensive analysis undertaken in connection with the preparation and submission of the feasibility study work plan for the former chromium manufacturing location described above, the Company recorded a pretax charge of $165 million in the third quarter of 2006. The charge included estimated costs for remediation at the 14 remaining ACO sites, including the former manufacturing site, and for the resolution of litigation filed by NJDEP in May 2005 as discussed below. The principal estimated cost elements of the third quarter 2006 charge and of the remaining reserve at June 30, 2011 were based on competitively derived or readily available remediation industry cost data for representative remedial options, e.g., excavation and in situ stabilization/solidification. The major cost components are (i) transportation and disposal of excavated soil and in place soil treatment and (ii) construction services (related to soil excavation, groundwater management and site security), which account for approximately 55 percent and 25 percent of the reserve, respectively, as of June 30, 2011. The reserve also includes estimated costs for remedial investigation, interim remedial measures, engineering and project management. The most significant assumptions underlying the reserve are those related to the extent and concentration of chromium impacts in the soil, as these will determine the quantity of soil that must be treated in place, the quantity that will have to be excavated and transported for offsite disposal, and the nature of disposal required. The charges are exclusive of any third party indemnification, as management does not expect to receive any such amounts.

In May 2005, the NJDEP filed a complaint against PPG and two other former chromium producers seeking to hold the parties responsible for a further 53 sites where the source of chromium contamination is not known and to recover costs incurred by the agency in connection with its response activities at certain of those sites. During the third quarter of 2008, the parties reached an agreement in principle on all claims relating to these 53 sites (the “Orphan Sites Settlement”). Under the terms of this proposed Orphan Sites Settlement, PPG would, among other things, accept responsibility for remediation of 6 of the 53 sites, one half of the cost for remediating 9 sites where chrome ore processing residue was used as fill in connection with the installation or repair of sewer pipes owned by the city of Jersey City, New Jersey (“Jersey City”), reimburse the NJDEP for a portion of past costs in the amount of $5 million and be responsible for the NJDEP’s oversight costs associated with the sites for which

PPG is wholly or partially responsible. This settlement was finalized and issued for public comment in June 2011. Comments will be received by NJDEP for 30 days. After the close of the public comment period, NJDEP will consider the comments, if any, and either work with the responsible parties to address specific comments or file a motion with the court to enter the settlement as a final order. PPG will have 60 days from the date the settlement is entered by the court within which to pay the $5 million for the NJDEP past remediation costs to the State of New Jersey. This Orphan Sites Settlement does not affect PPG’s responsibilities for the 14 remaining unremediated sites covered by PPG’s ACO. A settlement agreement among PPG, NJDEP and Jersey City (which had asserted claims against PPG for lost tax revenue) has been reached and memorialized in the form of a Judicial Consent Order (the “JCO”) that was entered by the Court on June 26, 2009. PPG’s remedial obligations under the ACO with NJDEP have been incorporated into the JCO. Pursuant to the JCO, a new process has been established for the review of the technical reports PPG must submit for the investigation and remedy selection for the 14 ACO sites and the 6 sites for which PPG has accepted sole responsibility under the terms of the Orphan Sites Settlement (i.e., 20 PPG sites). The JCO also provided for the appointment of a court-approved Site Administrator who is responsible for establishing a master schedule for the remediation of the 20 PPG sites. The JCO established a goal, based on currently applicable remedial provisions, to remediate soils and sources of contamination at the PPG sites as expeditiously as possible with a goal for completion near the end of 2014 in accordance with the master schedule developed by the Site Administrator. On July 6, 2009, former United States Environmental Protection Agency Deputy Administrator, Michael McCabe, was appointed as Site Administrator under the JCO. The JCO also resolved the claims for reparations for lost tax revenues by Jersey City with the payment of $1.5 million over a 5 year time period. The JCO did not otherwise affect PPG’s responsibility for the remediation of the 14 ACO sites. PPG’s estimated costs under the Orphan Sites Settlement and the JCO are included in the June 30, 2011 reserve for New Jersey chrome environmental remediation matters.

On February 6, 2009, the Natural Resources Defense Council (“NRDC”) and the Interfaith Community Organization (“ICO”) filed suit against PPG in federal court under the federal Resource Conservation and Recovery Act seeking, among other things, to compel PPG to further evaluate and remediate the chromium contaminated sites covered by the 1990 ACO and the settlement with NJDEP and Jersey City. The Complaint sought to compel PPG to clean up the former chromium manufacturing site and certain sites immediately adjacent to the former chromium manufacturing site and also to pay the plaintiffs’ attorney’s fees related to this lawsuit. NRDC and ICO subsequently amended their complaint to add GRACO Community Organization (“GRACO”), a New Jersey non-profit corporation, as an additional plaintiff. In April 2011, a final settlement of the plaintiffs’ remediation claims was reached among the parties to this lawsuit. The settlement was memorialized in the form of a consent decree which has been entered by the United States District Court for the District of New Jersey. Pursuant to the terms of this settlement PPG has agreed to remediate the former chromium manufacturing site and the sites immediately adjacent to the former chromium manufacturing site in a manner that is consistent with PPG’s existing proposed excavation-based remedial proposal under the JCO. Therefore, PPG’s estimated remediation costs under this settlement with NRDC, ICO and GRACO are included in the June 30, 2011 reserve for New Jersey chrome environmental remediation matters. In addition to the specified remediation actions, the settlement also requires PPG to pay the sum of $150,000 in five equal annual installments to NRDC, which the NRDC has indicated it intends to use to monitor PPG’s cleanup activities at these sites. The plaintiffs’ claim for attorney’s fees remains unresolved and this claim may be subject to further litigation.

The feasibility study work plan for the former chromium manufacturing site previously submitted in 2006 is being incorporated into a Remedial Action Work Plan. PPG submitted a preliminary draft Remedial Action Work Plan for the former chromium manufacturing site to NJDEP in June 2011. Following review and comment by the NJDEP, PPG will submit a final remediation work plan and associated cost estimate for the site, which may occur in late 2011 or early 2012. The work plans for interim remedial measures at that site, which consist of the removal and off-site disposal of concrete foundations, have been approved by NJDEP and the associated work began in the third quarter of 2010.

PPG has submitted a Remedial Action Work Plan for one other remaining site under the ACO. This proposal has been submitted to the NJDEP for approval, with remedial activities expected to begin in 2011. In addition, investigation activities are ongoing for an additional six sites covered by the ACO adjacent to the former manufacturing site with completion expected in 2011. Investigation activities for the remaining six sites covered by the ACO are also expected to be completed in 2011, and PPG believes the results of the study at the former chromium manufacturing location will provide the Company with relevant information concerning remediation alternatives at these sites. The investigation and remediation of the soils and sources of contamination of all ACO sites and the six orphan sites for which PPG has accepted sole responsibility is scheduled to be completed over the next four years.

As described above, multiple future events, including completion of feasibility studies, remedy selection, remedy design and remedy implementation involving governmental agency action or approvals will be required, and considerable uncertainty exists regarding the timing of these future events for the remaining 14 sites covered by the ACO and the six orphan sites for which PPG has accepted responsibility under the terms of the Orphan Sites Settlement. Final resolution of these events is expected to occur over an extended period of time. As these events occur and to the extent that the cost estimates of the environmental remediation remedies change, the existing reserve for this environmental remediation will be adjusted.

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

On June 10, 2011, LDEQ met with the Company and the three other potentially responsible parties to discuss implementation of a remedy for Bayou d’Inde based on the final decision document. The agency proposed entering into a new Cooperative Agreement with the four companies and on July 12, 2011 transmitted a draft document for the company’s consideration. At the same time, the companies have initiated discussions among themselves on allocation of costs associated with remedy implementation.

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

Remediation: Reasonably Possible Matters

In addition to the amounts currently reserved for environmental remediation, the Company may be subject to loss contingencies related to environmental matters estimated to be as much as $200 million to $400 million which is unchanged from the previously reported range. Such unreserved losses are reasonably possible but are not currently considered to be probable of occurrence. This range of reasonably possible unreserved loss relates to environmental matters at a number of sites; however, about 50 percent of this range relates to additional costs at the former chromium manufacturing plant site and related sites in Jersey City, N.J., about 25 percent relates to the Calcasieu River Estuary and the three operating PPG plant sites in the Company’s chemicals businesses and the remaining 25 percent relates to a number of other sites, including legacy glass manufacturing sites. The loss contingencies related to these sites include significant unresolved issues such as the nature and extent of contamination at these sites and the methods that may have to be employed to remediate them.

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

The Company accrues for product warranties at the time the products are sold based on historical claims experience. As of June 30, 2011 and December 31, 2010, the reserve for product warranties was $7 million. Pretax charges against income for product warranties and the related cash outlays were not material for the three and six months ended June 30, 2011 and 2010.

The Company had outstanding letters of credit and surety bonds of $110 million and guarantees of $105 million as of June 30, 2011. The Company does not believe any loss related to such guarantees is likely.

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

The Optical and Specialty Materials reportable segment is comprised of the optical products and silicas businesses. The primary Optical and Specialty Materials products are Transitions® lenses, optical lens materials and high performance sunlenses; amorphous precipitated silicas for tire, battery separator and other end-use markets; and Teslin® substrate used in such applications as radio frequency identification (RFID) tags and labels, e-passports, drivers’ licenses and identification cards. Transitions® lenses are processed and distributed by PPG’s 51 percent-owned joint venture with Essilor International.

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

Reportable segment net sales and segment income for the three and six months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
	(Millions)
Net sales:
Performance Coatings	$1,230	$1,111	$2,282	$2,076
Industrial Coatings	1,075	939	2,100	1,832
Architectural Coatings - EMEA	611	500	1,082	936
Optical and Specialty Materials	326	301	634	585
Commodity Chemicals	470	360	889	688
Glass	274	247	532	467

Total (a)	$3,986	$3,458	$7,519	$6,584

Segment income:
Performance Coatings	$204	$190	$343	$317
Industrial Coatings	115	112	231	213
Architectural Coatings - EMEA	50	50	62	61
Optical and Specialty Materials	90	86	180	168
Commodity Chemicals	106	53	203	56
Glass	29	16	55	13

Total	594	507	1,074	828
Legacy items (b)	(11)	(9)	(37)	(30)
Interest expense, net of interest income	(44)	(38)	(87)	(75)
Acquisition related gain – net (c)	9	—	9	—
Other unallocated corporate expense – net (d)	(48)	(48)	(108)	(105)

Income before income taxes	$500	$412	$851	$618

(a)	Intersegment net sales for the three and six months ended June 30, 2011 and 2010 were not material.
(b)	Legacy items include current costs related to former operations of the company, including pension and other postretirement benefit costs, certain charges for legal matters and environmental remediation costs, and certain charges which are considered to be unusual or non-recurring. Legacy items also include equity earnings from PPG's approximate 40 percent investment in the former automotive glass and services business. Beginning in 2011, the earnings impact of adjustments to the company’s proposed asbestos settlement liability will be presented in Legacy items. Prior year amounts have been conformed to this presentation. The amount of this charge for the three and six months ended June 30, 2011 was equal to the prior year amount.
(c)	Represents a second quarter 2011 net benefit stemming primarily from a bargain purchase gain reflecting the excess of the fair value of the net assets acquired over the price paid for the business, net of the flow-through cost of sales of the step up to fair value of acquired inventory. These items are considered to be unusual and non-recurring and will not be included in the segment earnings used to evaluate the performance of the operating segment.
(d)	Beginning in 2011, stock based compensation costs will be reported as part of Other unallocated corporate expense. Prior year amounts have been conformed to this presentation. The amount of this charge for the three and six months ended June 30, 2011 was comparable to the prior year amount.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Performance in Second Quarter of 2011 Compared to Second Quarter of 2010

Performance Overview

Sales increased 15 percent in the second quarter of 2011 to $3,986 million compared to $3,458 million for the second quarter of 2010. Higher volumes increased sales 2 percent and higher selling prices increased sales 6 percent. The remainder of the increase was due to the impact of foreign currency translation. Second quarter results were aided by higher pricing in all segments and the positive impacts of currency translation. Volume growth continued, but was hampered by several transitory issues that impacted April activity levels including planned and unplanned maintenance-related production outages in Commodity Chemicals and unfavorable April weather conditions in certain parts of the United States restrained coatings sales, including architectural coatings volume declines in April of about 25 percent versus the prior year as well as lower global automotive OEM industry production, which was curtailed due to auto parts supplier disruptions following the Japan earthquake and tsunami in March. Volume growth returned closer to prior quarter trend levels over the remainder of the quarter. Higher global industrial demand continued to drive the volume growth with Asia/Pacific delivering the largest percentage gains regionally. Europe also contributed to solid growth with architectural coatings growth supplementing the higher industrial activity in the region. Higher pricing was achieved in all segments, led by Commodity Chemicals, and, in the coatings segments in particular, countered persistent raw material cost inflation.

Cost of sales, exclusive of depreciation and amortization, increased by $341 million for the second quarter of 2011 to $2,417 million compared to $2,076 million for the second quarter of 2010. About 40 percent of the increase was due to the impact of inflation on raw materials, primarily in our coatings business, and other production costs, 40 percent to the impact of foreign currency translation with most of the remainder of the increase due to the cost of sales associated with the sales volume growth. Cost of sales as a percentage of sales was 61 percent for the second quarter of 2011 compared to 60 percent for the second quarter of 2010. This increase of 1 percent reflects below average margins on the second quarter sales volume growth due to product mix and the impact of inflation on cost of sales, net of the benefit of selling price increases. For the coatings businesses, higher pricing partially offset persistent raw material cost inflation. Not all coatings businesses fully offset raw material cost inflation in the quarter, and additional pricing actions are underway for the third quarter. For the Company in total, inflation was offset by higher pricing aided by strong price increases in the Commodity Chemicals segment.

Selling, general and administrative expenses increased by $84 million in the second quarter of 2011 compared to the second quarter of 2010. About two thirds of this increase was a result of foreign currency translation. Additionally, about 20 percent of the increase was due to overhead inflation with the remainder due to growth in costs to support the sales volume growth in the quarter. However, these expenses declined as a percent of sales from 21.5 percent in the second quarter of 2010 to 20.8 percent in the second quarter of 2011 reflecting the benefit of our efforts to aggressively manage our cost growth as our sales volume increases.

Interest expense has increased $9 million to $55 million in the second quarter of 2011 from $46 million in the second quarter of 2010. This increase was driven by the Company’s $1 billion debt issuance in November of 2010.

Other charges decreased to $14 million in the second quarter of 2011 as compared to $17 million in the second quarter of 2010 due primarily to a $3 million decrease in environmental expense. Other earnings increased to $61 million in the second quarter of 2011 as compared to $53 million for the second quarter of 2010. This increase was primarily due to the $10 million bargain purchase gain reflecting the excess of the fair value of the Equa-Chlor net assets acquired over the price paid during the second quarter of 2011.

The effective tax rate on pretax earnings in the second quarter of 2011 was approximately 25.6 percent compared to approximately 27 percent in the second quarter of 2010. The effective tax rate for second quarter of 2011 included the impact of the non-taxable bargain purchase gain resulting from the Equa-Chlor acquisition. The effective rate on the remaining second quarter 2011 pretax earnings was approximately 26 percent. The second quarter of 2010 included the impact of lowering the full year effective tax rate from 30 percent to 28 percent.

Diluted earnings-per-share for the second quarter were $2.12. This compares to the second quarter 2010 diluted earnings-per-share of $1.63. The increase in diluted earnings-per-share resulted from higher earnings as discussed above and a reduction in the shares outstanding as a result of share repurchases.

We anticipate that the global economic recovery will continue, although at an uneven pace. PPG’s growth rate over the remainder of the year should be supplemented by the further resumption of automotive OEM production and continued end-market growth in businesses such as aerospace and in emerging regions such as Asia. We intend to secure additional pricing in several businesses where we have been unable to fully offset inflation. We also expect to maintain our aggressive cost management focus during the remainder of the year. These factors are expected to be coupled with continued positive price trends in Commodity Chemicals.

Performance of Reportable Business Segments

For Performance Coatings, sales for the quarter were $1.2 billion, $119 million or 11 percent higher than the prior year’s period. The sales increase was comprised of 6 percent from favorable currency and 5 percent from higher pricing. Segment earnings improved 7 percent to $204 million. Year-over-year segment sales volumes were flat in the quarter as lower year-over-year U.S. architectural coatings volumes were down as a result of significantly lower volume in April, reflecting the impact of negative weather conditions. Architectural volume trends improved in the remainder of the quarter. Offsetting these lower architectural volumes were solid volume gains in aerospace, based on high end-use market activity levels, along with improvement in automotive refinish volumes driven by continued Asia/Pacific and U.S. growth. Protective and marine coatings volumes were flat.

Segment earnings grew by $14 million establishing a new record for the segment, while segment margins declined 50 basis points, principally reflecting the margin impact of the lower architectural coatings volumes. Pricing improved in all businesses reflecting the continuing efforts to further offset persistent input cost inflation.

During the third quarter, we are instituting additional pricing actions in each business unit in the Performance Coatings segment and anticipate a modest seasonal volume decline. Also, a new paint product, Olympic One®, was launched in mid-July at Lowe’s stores in the U.S. The new product is one of PPG’s premium architectural coatings products and provides us with an additional price point at Lowe’s.

The Industrial Coatings segment’s sales increased to $1.1 billion, up 14 percent in comparison with the prior year’s quarter. The sales increase was comprised of 8 percent from favorable currency, 3 percent from higher volume and 3 percent from higher pricing. Second quarter earnings of $115 million were up $3 million.

Sales and earnings growth, along with segment margins, were impacted by the Japan-related automotive OEM industry production curtailment, which resulted in an estimated $35 million of lower automotive coatings sales. Segment volume still grew by 3 percent, with positive results in all three business units. Industrial and automotive OEM growth rates in the quarter were higher in Asia as a result of continued demand growth in the region, and in Europe stemming from higher exports. We also realized strong packaging coatings growth in Asia, as the packaging business remains a strong contributor to the segment’s results. Each of these businesses in the segment delivered higher pricing and currency contributed about one-half of the sales gain, reflecting stronger European and Asian currencies and the broad geographic diversity of the segment sales. The earnings impact of higher pricing and volume, favorable currency and lower costs overcame the adverse impact of inflation to result in the increased segment earnings of $3 million.

Looking ahead, the third quarter is expected to be seasonally slower for the segment. Additional pricing efforts are underway in all businesses in this segment to address inflated raw materials costs. We anticipate a return to more normal automotive OEM industry production rates in the third quarter, including fairly traditional scheduled downtime. Recovery of the second quarter automotive production curtailment is anticipated to occur primarily in the fourth quarter. We are maintaining an aggressive cost focus, which should support incremental margin performance as the industrial economies of the world’s developed regions continue to recover.

Architectural Coatings – EMEA segment sales were $611 million, up $111 million versus last year’s second quarter. Sales grew by 22 percent, with currency translation representing nearly two-thirds of the growth. Volumes grew three percent, slightly better than first quarter results. Pricing was also up in response to continued raw material inflation. Segment earnings were flat compared to the prior year. Positive year-over-year earnings were realized from volume and price growth, strong cost controls and currency translation. Offsetting these items were the negative impacts of inflation and a $9 million charge related to a U.K.-based do it yourself (“DIY”) home center customer that filed for bankruptcy during the second quarter.

Looking forward, the third quarter volume has historically been modestly slower than the second quarter and expectations are for that trend to continue this year. Also, additional pricing actions are being implemented and, based on current exchange rates; currency translation should again aid year-over-year comparisons.

Second quarter sales for the Optical and Specialty Materials segment were $326 million, up $25 million, or 8 percent. Earnings grew by 5 percent to $90 million, as results improved in both businesses. Both sales and earnings are all-time quarterly records for the segment. Both optical products and silicas achieved sales growth from foreign currency, volume and price. Strong sales growth in emerging regions was 30 percent for Transitions® lens products and these regions now account for about one quarter of Transitions® sales. Supporting this growth was higher selling and advertising costs, with expense in emerging regions more than 30 percent higher based on continued efforts to broaden geographic penetration. Optical products sales growth in the mature regions was in the mid-single digit percentage range. Silicas posted strong results on higher sales into the tire and battery end-use markets. The increase in segment earnings resulted from the factors that increased segment sales.

Looking ahead, we anticipate the segment will continue to deliver similar sales growth in the third quarter, with slightly negative seasonality. Higher, growth-focused selling and advertising costs are expected to continue for the balance of the year.

Commodity Chemicals segment sales versus the prior year grew by $110 million to $470 million and earnings doubled from $53 million to $106 million. About 75 percent of the sales increase was due to higher pricing and the remainder was due to higher volume and the impact of the Equa-Chlor acquisition. Higher pricing was the key factor in the improved earnings. Capacity utilization was lower due to planned and unplanned production outages, also resulting in higher maintenance expenses. Natural gas unit costs were modestly lower year-over-year.

Looking forward, announced caustic price increases are being implemented. Expectations are for seasonally lower industry production levels and lower chlorine industry exports, which would further temper caustic production. In addition, PPG has scheduled maintenance for a portion of our largest production unit during part of the quarter. PPG’s caustic inventories have recently dropped to the lowest levels in the past six months.

Second quarter sales for the Glass segment were $274 million, up $27 million or 11 percent. The sales increase was comprised of 6 percent higher pricing, 3 percent increased volume and 2 percent from currency. Solid fiber glass pricing gains drove the sales growth, with both businesses also recording improved volume trends. Segment earnings grew to $29 million, compared to $16 million a year ago. Operating margins grew to 10.6 percent, consistent with the past several quarters. Higher sales drove the earnings improvement. Equity earnings, which are primarily related to our joint venture selling to the electronics industry, were generally stable with the prior year due to improved pricing with lower industry volumes stemming from the Japan crisis.

Looking forward, demand is generally stable in most end-use markets. Favorable seasonality in flat glass is expected to be equally offset by negative seasonal factors in fiber glass. In addition, several fiber glass maintenance projects were started toward the end of the second quarter that will modestly impact production and costs in the third quarter.

Performance in the First Six Months of 2011 Compared to the First Six Months of 2010

Performance Overview

Sales increased 14 percent in the first six months of 2011 to $7,519 million compared to $6,584 million for the first six months of 2010. Higher volumes increased sales 4 percent and higher selling prices increased sales 6 percent. The remainder of the increase was due to the impact of foreign currency translation. The higher volumes were achieved by all reporting segments and by all major geographic regions. Increased demand was driven by stronger global industrial production activity, which aided many of our businesses. The global industrial recovery continues with solid growth in emerging regions and North America, and with modest improvement in Europe. Activity in construction markets in the developed regions of the world remained at low levels and has not demonstrated any convincing signs of near term improvement, although we posted modestly positive year-over-year volume results in aggregate. Our volume growth for the first six months of 2011 is in comparison to the prior year’s first six months when we experienced strong growth as the global industrial economy began to recover from the recession. The improved selling prices were achieved in every reporting segment, led by Commodity Chemicals and each of the three coatings segments. On a percentage basis, the Commodity Chemicals and Glass segments achieved the largest pricing gains due to continued strong demand and tightening supply in their respective end-use markets. In our coatings segments higher selling prices partially offset persistent raw material cost inflation. The favorable currency impact was primarily driven by strengthening European, Asian and Latin American currencies against the U.S. dollar compared to the first half of 2010. Overall, our improved sales performance was led by several top performers in our business portfolio, including automotive OEM, automotive refinish, industrial coatings and optical products.

Cost of sales, exclusive of depreciation and amortization, increased by $524 million for the first six months of 2011 to $4,544 million compared to $4,020 million for the first six months of 2010. About 40 percent of the increase was due to the impact of inflation, particularly increases in raw material costs, primarily in our coatings businesses, another 30 percent to the impact of foreign currency translation and 30 percent due to the cost of sales associated with the sales volume growth. Cost of sales as a percentage of sales was 60 percent for the first six months of 2011 compared to 61 percent for the first six months of 2010. This improvement of 1 percent reflects a combination of slightly higher margins on the first six months sales volume growth due to product mix and the benefit of selling price increases, net of the impact of inflation on cost of sales. This improvement in margin was driven by the increase in Commodity Chemicals pricing. For the coatings businesses, higher pricing partially offset inflation, as raw material costs escalated versus last year’s first six months. Not all coatings businesses fully offset raw material cost inflation with higher pricing in the first half of 2011, and additional pricing actions are underway in every business where the impact of inflation has not been fully offset. For the Company in total, inflation was more than offset by higher pricing.

Selling, general and administrative expenses increased by $154 million in the first six months of 2011 compared to the first six months of 2010. About 40 percent of this increase was a result of foreign currency translation and just over 30 percent was due to growth in the costs to support the sales volume growth in the first six months of 2011. Additionally, nearly 25 percent of the increase was due to overhead inflation. However, these expenses declined as a percent of sales from 22.4 percent in the first six months of 2010 to 21.6 percent in the first six months of 2011, reflecting the benefit of our continuing efforts to aggressively manage our cost growth as our sales volume increases.

Interest expense has increased $17 million to $108 million in the first six months of 2011 from $91 million in the first six months of 2010. This increase was driven by the Company’s $1 billion debt issuance in November of 2010.

Other charges increased to $46 million in the first six months of 2011 as compared to $37 million in the first six months of 2010 due primarily to higher litigation costs and pending litigation settlements in 2011. Other earnings increased to $111 million in the first six months of 2011 as compared to $89 million for the first six months of 2010. This increase was primarily due to $9 million of higher equity earnings, primarily from our Asian fiber glass joint ventures reflecting the improvement in the consumer electronics markets and to the bargain purchase gain related to the acquisition of Equa-Chlor during the second quarter of 2011.

The effective tax rate on pretax earnings was approximately 26 percent for the first six months of 2011 compared to 42 percent for the first six months of 2010. The effective rate for the first six months of 2011 included the impact of the non-taxable bargain purchase gain resulting from the Equa-Chlor acquisition. The effective rate on the remaining pretax earnings in the first six months of 2011 was 26 percent. Income tax expense for the six months ended June 30, 2010 includes expense of $85 million resulting from the reduction of our previously provided deferred tax asset related to our liability for retiree medical costs. The deferred tax asset needed to be reduced because of U.S. healthcare legislation enacted in March 2010 that included a provision that reduces the amount of retiree medical costs that will be tax deductible after December 31, 2012. The rate was 28 percent on the remaining pretax earnings in the first six months of 2010 and the decline in this rate in 2011 to 26 percent resulted principally from a shift in the geographic mix of non-U.S. earnings to countries with lower statutory tax rates.

Diluted earnings-per-share for the first six months were $3.52. This compares to the first six months of 2010 diluted earnings-per-share of $1.81, which included a $0.51 charge from the reduction of our previously recorded deferred tax asset. The increase in diluted earnings-per-share resulted from higher earnings as discussed above and a reduction in the shares outstanding as a result of share repurchases.

Performance of Reportable Business Segments

For Performance Coatings, sales for the first six months were $2.3 billion, $206 million or 10 percent higher than the prior year’s period. The sales increase was comprised of 4 percent due to currency, 2 percent due to volume and 4 percent due to price. Segment earnings improved 8 percent to $343 million. Year-over-year segment sales volumes were up 2 percent in the first six months as U.S. architectural coatings volumes were down significantly in April reflecting negative weather conditions. Architectural volume trends improved in the remainder of the second quarter of 2011, but still ended the first six months of 2011 slightly negative. Offsetting these lower architectural volumes were volume gains in aerospace, based on high end-use market activity levels, along with improvement in automotive refinish driven by continued Asia/Pacific growth and U.S. market share gains. Protective and marine coatings volumes were up 2 percent. Segment earnings grew by $26 million, while segment margins declined 30 basis points reflecting the impact of the slightly lower architectural coatings volumes. The impacts of improved volumes and manufacturing and overhead cost reductions resulted in the majority of the earnings improvement in the six-month period of 2011 compared to the same period in 2010. Pricing improved in all businesses reflecting the continuing efforts to further offset persistent input cost inflation.

The Industrial Coatings segment’s sales increased to $2.1 billion, up 15 percent in comparison with the prior year’s first six months. The sales increase was comprised of 5 percent due to currency, 7 percent due to volume and 3 percent due to price. First six months earnings of $231 million were up $18 million. Sales and earnings growth, along with segment margins, were reduced by the Japan related automotive OEM industry production curtailment, which resulted in an estimated $35 million of lower sales. Segment volume still grew by 6 percent, with positive results in all three business units. Industrial and automotive OEM growth rates were higher in Asia as a result of continued growth in the region, and in Europe stemming from higher exports. We also realized strong packaging coatings growth in Asia. Currency contributed about one-third of the sales gain, reflecting stronger European and Asian currencies and the broad geographic diversity of the segment sales. Segment earnings increased by $18 million as the impact of higher volume and pricing, favorable currency and the effective management of overhead costs incurred to support growth overcame the adverse impact of inflation.

Architectural Coatings – EMEA segment sales were $1,082 million, up $146 million or 16 percent versus last year’s period. The sales increase was comprised of 8 percent due to currency, 4 percent due to volume and 4 percent due to price. Segment earnings were slightly positive compared to the prior year. Positive year-over-year earnings were realized from volume growth, strong cost controls and currency translation. Offsetting these items was a $9 million charge related to a U.K. based retail DIY customer who filed for bankruptcy during the second quarter of 2011.

First six month sales for the Optical and Specialty Materials segment were $634 million, up $49 million, or 8 percent. Earnings grew by 7 percent to $180 million as sales and earnings improved in both businesses. Both optical products and silicas achieved sales growth. Strong growth in emerging regions exceeded 20 percent for Transitions® lens products. These regions now account for about one quarter of Transitions® sales. The silicas business has benefitted from the higher automotive OEM production. Supporting this growth was higher selling and advertising costs, with expense in emerging regions more than 20 percent higher based on continued efforts to broaden geographic penetration. Optical products sales growth in the mature regions was in the mid-single digit percentage range. Silicas posted strong earnings growth on higher sales into the tire and battery end-use markets.

Commodity Chemicals segment sales in the first six months of 2011 versus the prior year grew by $201 million to $889 million and earnings nearly quadrupled from $56 million to $203 million. Higher pricing was the key factor in the improved sales and earnings. Capacity utilization was lower in the second quarter due to planned and unplanned production outages, resulting in higher maintenance expenses. Natural gas unit costs were modestly lower year-over-year.

First six month sales for the Glass segment were $532 million, up $65 million or 14 percent. The sales increase was comprised of 1 percent due to currency, 7 percent due to volume and 6 percent due to price. Solid fiber glass pricing gains drove the sales growth, with both businesses also recording improved volume trends. Currency translation also contributed to the growth. Segment earnings grew to $55 million, compared to $13 million a year ago. Operating margins grew to 10.3 percent, with the year-to-date trend consistent with the past several quarters. Higher sales prices and volumes were the primary drivers of the earnings improvement. Also contributing to the increased earnings were higher equity earnings, primarily related to our joint venture selling to the electronics industry.

Liquidity and Capital Resources

PPG ended the quarter with cash and short-term investments totaling approximately $1.25 billion compared to $2.0 billion at December 31, 2010.

Cash from operating activities for the six months ended June 30, 2011 was $252 million versus cash from operations of $367 million for the comparable period of 2010. Cash from operations and the Company’s debt capacity are expected to continue to be sufficient to fund operating activities, capital spending, including acquisitions, dividend payments, debt service, amounts due under the proposed asbestos settlement, share repurchases and contributions to pension plans. Other sources and uses of cash during the six months ended June 30, 2011 included:

•

Capital expenditures, excluding acquisitions year to date were $134 million, or about 1.8 percent of sales. Anticipated 2011 capital spending remains in the range of 2.5 percent to 3.5 percent of sales.

•	Cash spent on acquisitions totaled $52 million.

•

PPG does not have a mandatory contribution to make to its U.S. defined benefit pension plans in 2011; however, PPG made voluntary contributions of $50 million to these plans in January 2011. PPG expects to make mandatory contributions to its non-U.S. plans in 2011 of approximately $75 million, of which $56 million was made as of June 30, 2011.

•

The Company received $168 million from Pittsburgh Glass Works LLC (“PGW”) an equity affiliate in which PPG holds an approximate 40 percent interest. The $168 million was comprised of the repayment of $90 million of notes receivable and a $78 million return of capital.

•	The Company repaid a $400 million unsecured term loan in the second quarter of 2011 using cash on hand. This term loan had a scheduled maturity date of June of 2012.

•

Dividends paid totaled $178 million. Stock repurchases totaled slightly more than $383 million. Over the past twelve months, PPG has repurchased approximately 9.7 million shares of its stock for $799 million, at an average share price of $82. The Company still has approximately 5 million shares remaining under its current share repurchase authorization.

The Company has been actively evaluating potential acquisitions and anticipates closing several small to mid-sized, bolt-on acquisitions in the next six to nine months.

The ratio of total debt, including capital leases, to total debt and equity was 48 percent and 53 percent at June 30, 2011 and December 31, 2010, respectively.

Operating Working Capital is a subset of total working capital and represents (1) trade receivables – net of the allowance for doubtful accounts plus (2) inventories on a first-in, first-out (“FIFO”) basis less (3) trade creditors’ liabilities. We believe Operating Working Capital represents the key components of working capital under the operating control of our businesses. A key metric we are using to measure improvement in our working capital management is Operating Working Capital as a percentage of sales (current quarter sales annualized).

	June 30	June 30	Dec. 31
(Millions, except percentages)	2011	2010	2010
Operating Working Capital	$3,197	$2,802	$2,595
Operating Working Capital as a % of Sales	20.0%	20.3%	19.2%

The change in operating working capital elements, excluding the impact of currency and acquisitions, was an increase of $486 million during the six months ended June 30, 2011. This increase is the result of trade receivables increasing in line with the increase in second quarter of 2011 sales compared with fourth quarter 2010 sales and the seasonal build in architectural coatings inventory in advance of the summer paint season.

Currency

From December 31, 2010 to June 30, 2011, the U.S. dollar weakened against most currencies in the countries in which PPG operates. As a result, the effects of translating the net assets of PPG’s operations denominated in non-U.S. currencies to the U.S. dollar and the accounting for hedges of net investments in European operations and for certain foreign denominated financial instruments increased consolidated net assets at June 30, 2011 by $276 million, compared to December 31, 2010. Also, comparing exchange rates during the six months of 2011 to those of the first half of 2010, in the countries in which PPG operates, the U.S. dollar was generally weaker, which had a favorable impact on June 30, 2011 pretax earnings of $31 million from the translation of these foreign earnings into U.S. dollars.

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

As of June 30, 2011 and December 31, 2010, PPG had reserves for environmental contingencies totaling $252 million and $272 million, respectively, of which $79 million and $83 million, respectively, were classified as current liabilities. Pretax charges against income for environmental remediation costs totaled $2 million and $12 million, respectively, for the three and six months ended June 30, 2011 and $5 million and $12 million, respectively, for the three and six months ended June 30, 2010, and are included in “Other charges” in the accompanying condensed consolidated statement of income. Cash outlays related to such environmental remediation aggregated $16 million and $35 million, respectively, for the three and six months ended June 30, 2011 and $5 million and $12 million, respectively, for the three and six months ended June 30, 2010. The impact of foreign currency increased the liability by $3 million and decreased the liability by $5 million in the first half of 2011 and 2010, respectively.

In addition to the amounts currently reserved for environmental remediation, the Company may be subject to loss contingencies related to environmental matters estimated to be as much as $200 million to $400 million, which is unchanged from the previously reported range. Such unreserved losses are reasonably possible but are not currently considered to be probable of occurrence.

Our continuing efforts to analyze and assess the environmental issues associated with a former chromium manufacturing plant site located in Jersey City, N.J., and at the Calcasieu River Estuary located near our Lake Charles, La., chlor-alkali plant resulted in a pretax charge of $173 million in the third quarter of 2006 for the estimated costs of remediating these sites. These charges for estimated environmental remediation costs in 2006 were significantly higher than PPG’s historical range. Excluding 2006, pretax charges against income have ranged between $10 million and $35 million per year for the past 15 years. We anticipate that charges against income in 2011 for environmental remediation costs will be within this historical range.

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

With the exception of the increase in the notional amount of PPG’s fixed to variable rate interest rate swaps from $450 million to $1,045 million, there were no material changes in the Company’s exposure to market risk from December 31, 2010 to June 30, 2011. The fair value of these instruments was a net asset of $31 million and $20 million as of June 30, 2011 and December 31, 2010, respectively. The fair value of these swaps would have changed unfavorably by $2 million and $1 million as of June 30, 2011 and December 31, 2010, respectively, if variable interest rates increased by 10 percent.

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

On March 16, 2009, PPG received a Notice of Intent (“NOI”) to file a Citizen Suit under the federal Clean Water Act from the West Virginia Rivers Coalition and Oceana. The NOI alleges that PPG exceeded permitted discharge limits at its Natrium, West Virginia plant. The West Virginia Department of Environmental Protection filed suit in State Court for the permit exceedances covered by the NOI and informed PPG that it intended to seek a civil penalty. Prior to the expiration of the 60-day notice period, a lawsuit was filed in state court by the West Virginia Department of Environmental Protection (“WVDEP”) for the same alleged violations described in the Citizen Suit NOI, blocking the Citizen Suit for the time being. Following extensive negotiations with WVDEP, PPG signed a Consent Order on June 10, 2010 to resolve the lawsuit initiated by the agency, which was entered by the court on August 18, 2010. The settlement calls for the payment of a cash civil penalty of $1.02 million in four installments and a commitment to spend an additional $350,000 for supplemental environmental projects. In late February of 2011, PPG notified WVDEP that it was unable to find supplemental environmental projects (“SEPs”) totaling $350,000 that were acceptable to the agency. Consequently, PPG will perform approved SEPs valued at $80,000 and make cash payments to cover the remainder of the $350,000. In addition, PPG paid $33,000 in March 2011 as stipulated penalties under the Consent Order for permit exceedances from November 2009 to November 2010. PPG was also required to complete, by July 2011, certain facility improvements designed to ensure the facility’s compliance with the mercury limits in its water discharge permit. After the Company completed a pilot study to evaluate several wastewater treatment technologies for this purpose, engineering design for a treatment system was completed in the first quarter of 2011. Installation of the treatment system was completed in early July at a cost of approximately $5.5 million.

PPG received a Consolidated Compliance Order and Notice of Proposed Penalty (“CO/NOPP”) from the Louisiana Department of Environmental Quality (“LDEQ”) in February 2006 alleging violation of various requirements of its Lake Charles, La. facility’s air permit based largely upon permit deviations self-reported by PPG. The CO/NOPP did not contain a proposed civil penalty. PPG filed a request for hearing and has engaged LDEQ in settlement discussions. Since 2006, PPG has held discussions with LDEQ to try to resolve the CO/NOPP. In April 2009, PPG offered to settle all of its self-reported air permit deviations through the first half of 2008 for a proposed penalty of $130,000. LDEQ responded to this settlement offer by asking PPG to make another offer that included all self-reported air permit deviations through the end of 2009. PPG has increased its offer to settle this matter to $171,000. In January 2011, LDEQ sent PPG a list of questions concerning various items in its settlement proposal. PPG responded to the questions in March 2011.

PPG received a proposed Consent Order and Final Agreement (“COFA”) from the U.S. Environmental Protection Agency (“USEPA”) on May 11, 2011, which included a proposed penalty of $338,000 relating to the alleged exceedance of emission limits for dioxins and furans from the Energy Recovery Unit (“ERU”) at its Circleville facility. The COFA alleges that PPG failed to meet dioxin and furan limits during a comprehensive performance test on the air pollution control equipment on the ERU conducted between August and September of 2009 until the ERU was temporarily shut down on September 17, 2009. In the COFA, USEPA also alleges that PPG failed to comply with its Start-up, Shutdown and Malfunction Plan during an unspecified period of time in 2009. The ERU resumed operations on or about October 14, 2009, and PPG believes that it has been operated in compliance with applicable limits since that time. It is PPG’s position that the allegations in the COFA are not correct and that PPG did not violate any applicable legal requirements.

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

Under the PPG Deferred Compensation Plan for Directors, each director may elect to defer the receipt of all or any portion of the compensation paid to such director for serving as a PPG director. All deferred payments are held in the form of common stock equivalents. Payments out of the deferred accounts are made in the form of common stock of the Company (and cash as to any fractional common stock equivalent). In the second quarter of 2011, the directors, as a group, were credited with 2,721 common stock equivalents under this plan. The value of each common stock equivalent, when credited, ranged from $84.11 to $94.64.

Issuer Purchases of Equity Securities

The following table summarizes the Company’s stock repurchase activity for the three months ended June 30, 2011:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Programs
April 2011
Repurchase program	1,058,628	$94.46	1,058,628	4,966,060
Other transactions (2)	22,422	94.00	—	—
May 2011
Repurchase program	—	—	—	4,966,060
Other transactions (2)	680	92.10	—	—
June 2011
Repurchase program	—	—	—	4,966,060
Other transactions (2)	—	—	—	—

Total quarter ended June 30, 2011
Repurchase program	1,058,628	$94.46	1,058,628	4,966,060

Other transactions (2)	23,102	$93.94	—	—

(1)	These shares were repurchased under a 10 million share repurchase program approved in October 2010. This repurchase program has no expiration date.
(2)	Includes shares withheld or certified to in satisfaction of the exercise price and/or tax withholding obligation by holders of employee stock options who exercised options granted under the Company’s equity compensation plans.

Item 6.	Exhibits

See the Index to Exhibits on Page 50.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PPG INDUSTRIES, INC.
(Registrant)

Date: August 1, 2011	By	/s/ David B. Navikas
David B. Navikas Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

PPG Industries, Inc. and Consolidated Subsidiaries

Index to Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q.

†10.1	Separation Agreement, dated June 8, 2011, between PPG Industries, Inc. and Robert J. Dellinger.

†10.2	Letter Agreement with David B. Navikas.

10.3	PPG Industries, Inc. Amended and Restated Omnibus Incentive Plan is incorporated by reference to Annex A to the Registrant’s Definitive Proxy Statement for its 2011 Annual Meeting of Shareholders filed on March 10, 2011.

†10.4	Form of Nonqualified Stock Option Award Agreement.

†10.5	Form of Performance-Based Restricted Stock Unit Award Agreement for Key Employees.

†10.6	Form of Performance-Based Restricted Stock Unit Award Agreement.

†10.7	Form of Time-Vested Restricted Stock Unit Award Agreement.

†10.8	Form of Time-Vested Restricted Stock Unit Award Agreement for Directors.

†10.9	Form of TSR Share Award Agreement.

†12	Computation of Ratio of Earnings to Fixed Charges for the Six Months Ended June 30, 2011 and for the Five Years Ended December 31, 2010.

†31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed herewith.
*	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income for the three and six months ended June 30, 2011 and 2010, (ii) the Condensed Consolidated Balance Sheet at June 30, 2011 and December 31, 2010, (iii) the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements for the three and six months ended June 30, 2011. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.