Form 10-Q
period 2011-09-30
PPG INDUSTRIES INC
filed 2011-10-31
CIK 79879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2011

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

As of September 30, 2011, 154,422,346 shares of the Registrant’s common stock, par value $1.66-2/3 per share, were outstanding.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Income (Unaudited)

(Millions, except per share amounts)

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010

Net sales	$3,849	$3,460	$11,368	$10,044
Cost of sales, exclusive of depreciation and amortization	2,353	2,108	6,897	6,128
Selling, general and administrative	806	739	2,432	2,211
Depreciation	86	86	260	260
Amortization (Note 6)	30	30	92	92
Research and development	108	97	321	290
Interest expense	51	46	159	137
Interest income	(11)	(9)	(32)	(25)
Asbestos settlement – net (Note 18)	3	3	9	9
Other charges	14	28	60	65
Other earnings	(53)	(54)	(143)	(127)

Income before income taxes	462	386	1,313	1,004

Income tax expense (Note 10)	120	94	340	352

Net income attributable to the controlling and noncontrolling interests	342	292	973	652

Less: net income attributable to noncontrolling interests	(31)	(30)	(94)	(88)

Net income (attributable to PPG)	$311	$262	$879	$564

Earnings per common share (Note 9)	$1.98	$1.59	$5.55	$3.41

Earnings per common share – assuming dilution (Note 9)	$1.96	$1.58	$5.48	$3.39

Dividends per common share	$0.57	$0.55	$1.69	$1.63

The accompanying notes to the condensed consolidated financial statements are an integral part of this consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheet (Unaudited)

(Millions)

	Sept. 30, 2011	Dec. 31, 2010
Assets
Current assets:
Cash and cash equivalents	$1,301	$1,341
Short-term investments	37	637
Receivables (less allowance for doubtful accounts of $88 and $91)	3,088	2,778
Inventories (Note 5)	1,737	1,573
Other	777	729

Total current assets	6,940	7,058

Property (net of accumulated depreciation of $5,868 and $5,729)	2,669	2,686
Investments	400	550
Goodwill (Note 6)	2,698	2,719
Identifiable intangible assets - net (Note 6)	1,174	1,268
Other assets	662	694

Total	$14,543	$14,975

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt and current portion of long-term debt (Note 7)	$102	$28
Asbestos settlement (Note 18)	575	578
Accounts payable and accrued liabilities	3,105	3,002
Business restructuring (Note 16)	6	17

Total current liabilities	3,788	3,625

Long-term debt (Note 7)	3,590	4,043
Asbestos settlement (Note 18)	237	243
Deferred income taxes	286	293
Accrued pensions	672	819
Other postretirement benefits	1,156	1,151
Other liabilities	908	968

Total liabilities	10,637	11,142

Commitments and contingent liabilities (Note 18)

Shareholders’ equity (Note 13):
Common stock	484	484
Additional paid-in capital	771	725
Retained earnings	9,159	8,548
Treasury stock, at cost	(5,288)	(4,708)
Accumulated other comprehensive loss	(1,464)	(1,411)

Total PPG shareholders’ equity	3,662	3,638
Noncontrolling interests	244	195

Total shareholders’ equity	3,906	3,833

Total	$14,543	$14,975

The accompanying notes to the condensed consolidated financial statements are an integral part of this consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows (Unaudited)

(Millions)

	Nine Months Ended September 30
	2011	2010
Operating activities:
Net income attributable to controlling and noncontrolling interests	$973	$652
Adjustments to reconcile net income to cash from operations:
Depreciation and amortization	352	352
Pension expense (Note 11)	101	121
Charge related to change in U.S. tax law (Note 10)	—	85
Equity affiliate earnings, net of dividends	(30)	(35)
Asbestos settlement, net of tax	6	6
Cash contributions to pension plans	(114)	(217)
Restructuring cash spending (Note 16)	(15)	(78)
Change in certain asset and liability accounts:
Increase in receivables	(390)	(395)
Increase in inventories	(190)	(101)
Increase in other current assets	(45)	(2)
Increase in accounts payable and accrued liabilities	115	235
(Increase) decrease in noncurrent assets	(16)	8
Increase in noncurrent liabilities	8	1
Change in accrued tax and interest	40	126
Other	(18)	(60)

Cash from operating activities	777	698

Investing activities:
Capital spending:
Additions to property and long-term investments	(235)	(158)
Business acquisitions, net of cash balances acquired (Note 4)	(56)	(18)
Deposit of cash into escrow	(3)	(5)
Release of cash held in escrow	—	6
Proceeds from maturity of short-term investments	724	—
Purchase of short-term investments	(125)	—
Proceeds from termination of cross currency swap contracts	—	5
Payments on cross currency swap contracts	(10)	(9)
Collection of notes receivable (Note 16)	90	—
Return of capital, equity affiliate (Note 16)	78	—
Reductions of other property and investments	31	27

Cash from (used for) investing activities	494	(152)

Financing activities:
Debt:
Net change in borrowings with maturities of three months or less	2	(61)
Repayments of other short-term debt	—	(137)
Proceeds from other short-term debt	1	—
Proceeds from other long-term debt	3	—
Repayment of term loan (Note 7)	(400)	—
Repayment of other long-term debt	(6)	—
Proceeds from termination of interest rate swaps	19	—
Other financing activities:
Issuance of treasury stock (Note 13)	70	69
Purchase of treasury stock (Note 13)	(633)	(275)
Dividends paid (Note 13)	(268)	(270)
Dividends paid on subsidiary common stock to noncontrolling interests (Note 13)	(36)	(31)
Other	(22)	11

Cash used for financing activities	(1,270)	(694)

Effect of currency exchange rate changes on cash and cash equivalents	(41)	21

Net decrease in cash and cash equivalents	(40)	(127)
Cash and cash equivalents, beginning of period	1,341	1,057

Cash and cash equivalents, end of period	$1,301	$930

The accompanying notes to the condensed consolidated financial statements are an integral part of this consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position of PPG Industries, Inc. and subsidiaries (the “Company” or “PPG”) as of September 30, 2011, and the results of their operations for the three and nine months ended September 30, 2011 and 2010 and their cash flows for the nine months then ended. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in PPG’s Annual Report on Form 10-K for the year ended December 31, 2010.

The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year.

2. New Accounting Standards

In April 2011, the Financial Accounting Standards Board (“FASB”) issued revisions to the accounting guidance related to troubled debt restructuring. This new guidance is effective for the first interim or annual period beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption. PPG adopted the new requirements in the third quarter of 2011 retrospectively as of January 1, 2011; however, the adoption of this guidance did not have a material effect on its consolidated financial position as of September 30, 2011 or its consolidated results of operations or cash flows for the nine months ended September 30, 2011.

In May 2011, the FASB issued an amendment to the fair value measurement guidance and disclosure requirements that establish common U.S. Generally Accepted Accounting Principles (“GAAP”) and International Financial Reporting Standards (“IFRS”) measurement and reporting requirements. The new requirements are effective for the first interim or annual period beginning after December 15, 2011. The requirements are to be applied prospectively. PPG is currently evaluating the new requirements; however, it does not expect that the adoption of this guidance will have a material effect on its consolidated results of operations, cash flows or financial position.

In June 2011, the FASB issued an amendment to the requirements for presenting comprehensive income. The new requirements are effective for the first interim or annual period beginning after December 15, 2011. The requirements are to be applied retrospectively. The standard requires other comprehensive income to be presented in a continuous statement of comprehensive income that would combine the components of net income and other comprehensive income, or in a separate, but consecutive, statement following the statement of income. PPG will apply these new requirements in the first quarter of 2012; however, it does not expect that the adoption of this guidance will have a material effect on its consolidated results of operations, cash flows or financial position.

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

Assets and liabilities reported at fair value on a recurring basis:

(Millions)

	Level 1	Level 2	Level 3	Total
At September 30, 2011

Short-term investments:
Commercial paper and restricted cash	$—	$33	$—	$33
Marketable equity securities	4	—	—	4
Other current assets:
Foreign currency contracts(2)	—	7	—	7
Equity forward arrangement(1)	—	37	—	37
Interest rate swaps(1)	—	1	—	1
Investments:
Marketable equity securities	54	—	—	54
Other assets:
Interest rate swaps(1)	—	25	—	25
Accounts payable and accrued liabilities:
Foreign currency contracts(1)	—	4	—	4
Natural gas swap contracts(1)	—	10	—	10
Forward starting swaps(1)	—	86	—	86
Other liabilities:
Cross currency swaps(1)	—	144	—	144
Foreign currency contracts(1)	—	2	—	2

At December 31, 2010

Short-term investments:
Commercial paper and restricted cash	$—	$632	$—	$632
Marketable equity securities	5	—	—	5
Other current assets:
Foreign currency contracts(1)	—	4	—	4
Equity forward arrangement(1)	—	55	—	55
Investments:
Marketable equity securities	65	—	—	65
Other assets:
Interest rate swaps(1)	—	20	—	20
Accounts payable and accrued liabilities:
Foreign currency contracts(1)	—	4	—	4
Natural gas swap contracts(1)	—	28	—	28
Other liabilities:
Cross currency swaps(1)	—	163	—	163
Forward starting swaps(1)	—	21	—	21
Natural gas swap contracts(1)	—	3	—	3

(1)	This entire balance is designated as a hedging instrument under U.S. GAAP.
(2)	All but $1 million of this balance is designated as a hedging instrument under U.S. GAAP.

4. Acquisitions

During the nine months ended September 30, 2011, PPG spent $56 million on several acquisitions, including purchase price adjustments related to acquisitions that were completed prior to December 31, 2010. In May 2011, PPG acquired the assets of Equa-Chlor, Inc. for $28 million, of which $3 million is held in escrow. PPG assessed the fair value of the assets acquired and liabilities assumed, which consisted principally of property and operating working capital. PPG recorded a net benefit of $9 million stemming from a bargain purchase gain of $10 million reflecting the excess of the fair value of the net assets acquired over the price paid for the business and a $1 million loss related to the flow-through cost of sales of the step up to fair value of acquired inventory. The gain is reported in “Other earnings” in the accompanying condensed consolidated statement of income for the nine months ended September 30, 2011. The remaining amounts spent on acquisitions during the nine-month period ending September 30, 2011, relate to several acquisitions in the coatings businesses including the acquisition of a South African automotive refinish distributor.

During the nine months ended September 30, 2010, PPG spent $18 million on acquisitions (net of cash acquired of $3 million).

5. Inventories

Inventories as of September 30, 2011 and December 31, 2010 are detailed below:

	Sept. 30, 2011	Dec. 31, 2010
	(Millions)
Finished products	$1,007	$912
Work in process	157	136
Raw materials	458	411
Supplies	115	114

Total	$1,737	$1,573

Most U.S. inventories are valued using the last-in, first-out method. These inventories represented approximately 33 percent of total inventories at September 30, 2011 and December 31, 2010. If the first-in, first-out method of inventory valuation had been used, inventories would have been $230 million and $201 million higher as of September 30, 2011 and December 31, 2010, respectively.

6. Goodwill and Other Identifiable Intangible Assets

The change in the carrying amount of goodwill attributable to each reportable segment for the nine months ended September 30, 2011 was as follows:

	Performance Coatings	Industrial Coatings	Architectural Coatings – EMEA	Optical and Specialty Materials	Commodity Chemicals	Glass	Total
	(Millions)
Balance, Dec. 31, 2010	$1,151	$495	$966	$49	$6	$52	$2,719
Acquisitions	4	—	1	—	—	—	5
Currency	(19)	(3)	(4)	—	—	—	(26)

Balance, September 30, 2011	$1,136	$492	$963	$49	$6	$52	$2,698

The carrying amount of acquired trademarks with indefinite lives as of September 30, 2011 and December 31, 2010 totaled $321 million and $323 million, respectively.

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and are detailed below:

	September 30, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(Millions)
Acquired technology	$515	$(301)	$214	$515	$(273)	$242
Customer-related intangibles	964	(402)	562	974	(355)	619
Tradenames	117	(47)	70	120	(44)	76
Other	32	(25)	7	31	(23)	8

Balance	$1,628	$(775)	$853	$1,640	$(695)	$945

Aggregate amortization expense related to these identifiable intangible assets for the three and nine months ended September 30, 2011 and 2010 was $30 million and $92 million, respectively. As of September 30, 2011, estimated future amortization expense of identifiable intangible assets is as follows: $31 million for the fourth quarter of 2011, approximately $130 million in 2012, and approximately $115 to $120 million in each of the following four years.

7. Debt

In June 2011, the Company repaid a $400 million three year unsecured term loan, which had a scheduled maturity date of June 2012. There was no prepayment penalty.

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

The following table summarizes PPG’s maximum exposure to loss associated with RS Cogen.

(Millions)
Investment in and advances to RS Cogen	$13
Take-or-pay obligation under power tolling arrangement through 2023	263

Maximum exposure to loss as of September 30, 2011	$276

9. Earnings Per Common Share

The following table presents the earnings per common share calculations for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
(Millions, except per share amounts)	2011	2010	2011	2010

Earnings per common share (attributable to PPG)
Net income (attributable to PPG)	$311	$262	$879	$564
Weighted average common shares outstanding	156.8	164.2	158.5	165.1

Earnings per common share (attributable to PPG)	$1.98	$1.59	$5.55	$3.41

Earnings per common share - assuming dilution (attributable to PPG)
Net income (attributable to PPG)	$311	$262	$879	$564

Weighted average common shares outstanding	156.8	164.2	158.5	165.1

Effect of dilutive securities:
Stock options	1.0	0.8	1.2	0.7
Other stock compensation plans	0.8	0.4	0.8	0.6

Potentially dilutive common shares	1.8	1.2	2.0	1.3

Adjusted weighted average common shares outstanding	158.6	165.4	160.5	166.4

Earnings per common share - assuming dilution (attributable to PPG)	$1.96	$1.58	$5.48	$3.39

Excluded from the computation of diluted earnings per share due to their antidilutive effect were 0.6 million outstanding stock options for the three and nine months ended September 30, 2011 and 1.8 million outstanding stock options for the three and nine months ended September 30, 2010.

10. Income Taxes

PPG recorded a one-time after tax charge in the first quarter 2010 of $85 million, or 51 cents per share, as a result of a change in U.S. tax law included in the U.S. Patient Protection and Affordable Care Act enacted in March 2010. Under the prior tax law, the total amount paid for prescription drug costs for retirees over the age of 65 was tax deductible. Beginning in 2013, however, these costs will only be deductible to the extent they exceed the amount of the annual subsidy PPG receives from the U.S. government under Medicare Part D. As a result of this change, the Company’s deferred tax asset, which reflected the future tax deductibility of these post retirement costs, had to be reduced. This resulted in a charge against earnings of $85 million in the first quarter of 2010, the period that the change in the tax law was enacted, as required by the accounting guidance for income taxes.

The Company files federal, state and local income tax returns in numerous domestic and foreign jurisdictions. In most tax jurisdictions, returns are subject to examination by the relevant tax authorities for a number of years after the returns have been filed. The Company is no longer subject to examinations by tax authorities in any major tax jurisdiction for years before 2003. Additionally, the Internal Revenue Service (“IRS”) has completed its examination of the Company’s U.S. federal income tax returns filed for years through 2008. The examination of the 2008 U.S. federal income tax return was completed in the first quarter of 2011. The IRS is currently conducting its examination of the Company’s U.S. federal income tax return for 2009. This examination is expected to be completed in 2012 and is not expected to result in a significant adjustment to the Company’s income tax expense.

11. Pensions and Other Postretirement Benefits

The net periodic benefit costs for the three and nine months ended September 30, 2011 and 2010 were as follows:

	Pensions
	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2011	2010	2011	2010
	(Millions)
Service cost	$16	$15	$48	$48
Interest cost	64	61	192	187
Expected return on plan assets	(77)	(69)	(234)	(208)
Amortization of prior service cost	—	1	—	3
Amortization of actuarial losses	31	29	91	91
Curtailment losses	—	—	4	—

Net periodic pension cost	$34	$37	$101	$121

PPG does not have a mandatory contribution to make to its U.S. defined benefit pension plans in 2011; however, PPG made voluntary contributions of $50 million to these plans in January 2011. PPG expects to make mandatory contributions to its non-U.S. plans in 2011 of approximately $75 million, of which $64 million was made as of September 30, 2011.

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

The net periodic other postretirement benefit costs for the three and nine months ended September 30, 2011 and 2010 were as follows:

	Other Postretirement Benefits
	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2011	2010	2011	2010
	(Millions)
Service cost	$5	$5	$14	$14
Interest cost	15	16	47	48
Amortization of prior service credit	(3)	(2)	(9)	(5)
Amortization of actuarial losses	8	5	23	15

Net periodic other postretirement benefit cost	$25	$24	$75	$72

12. Comprehensive Income

Total comprehensive income (loss) for the three and nine months ended September 30, 2011 and 2010 was as follows:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2011	2010	2011	2010
	(Millions)
Net income attributable to the controlling and noncontrolling interests	$342	$292	$973	$652

Other comprehensive (loss) income, net of tax:
Pension and other postretirement benefits	45	1	94	18
Unrealized currency translation adjustment	(410)	347	(126)	(5)
Unrealized (loss) income on marketable securities	—	(1)	—	1
Net change – derivatives (Note 15)	(32)	(12)	(29)	(33)

Other comprehensive (loss) income, net of tax	(397)	335	(61)	(19)

Total comprehensive (loss) income	(55)	627	912	633
Less: amounts attributable to noncontrolling interests:
Net income	(31)	(30)	(94)	(88)
Unrealized currency translation adjustment	16	(12)	8	—

Comprehensive (loss) income attributable to PPG	$(70)	$585	$826	$545

13. Shareholders’ Equity

The following tables present the change in total shareholders’ equity for the nine months ended September 30, 2011 and 2010, respectively:

	000000	000000	000000
(Millions)	Total PPG Shareholders’ Equity	Non- controlling Interests	Total
Balance, January 1, 2011	$3,638	$195	$3,833
Net income	879	94	973
Other comprehensive loss, net of tax	(53)	(8)	(61)
Cash dividends	(268)	—	(268)
Issuance of treasury stock	95	—	95
Purchase of treasury stock	(633)	—	(633)
Stock-based compensation activity	4	—	4
Dividends paid on subsidiary common stock to noncontrolling interests	—	(36)	(36)
Other changes in noncontrolling interests	—	(1)	(1)

Balance, September 30, 2011	$3,662	$244	$3,906

(Millions)	Total PPG Shareholders’ Equity	Non- controlling Interests	Total
Balance, January 1, 2010	$3,753	$169	$3,922
Net income	564	88	652
Other comprehensive loss, net of tax	(19)	—	(19)
Cash dividends	(270)	—	(270)
Issuance of treasury stock	92	—	92
Purchase of treasury stock	(275)	—	(275)
Stock-based compensation activity	2	—	2
Dividends paid on subsidiary common stock to noncontrolling interests	—	(31)	(31)
Equity forward agreement (Note 7)	27	—	27
Other changes in noncontrolling interests	—	2	2

Balance, September 30, 2010	$3,874	$228	$4,102

14. Financial Instruments, Excluding Derivative Financial Instruments

Included in PPG’s financial instrument portfolio are cash and cash equivalents, short-term investments, cash held in escrow, marketable equity securities, company-owned life insurance and short and long-term debt instruments. The fair values of these financial instruments approximated their carrying values at September 30, 2011 and December 31, 2010, in the aggregate, except for long-term debt.

Long-term debt (excluding capital lease obligations) had carrying and fair values totaling $3,633 million and $4,095 million, respectively, as of September 30, 2011. Long-term debt (excluding capital lease obligations) had carrying and fair values totaling $4,013 million and $4,299 million, respectively, as of December 31, 2010. The fair values of the debt instruments were based on discounted cash flows and interest rates then currently available to the Company for instruments of the same remaining maturities.

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

PPG enters into derivative financial instruments with high credit quality counterparties and diversifies its positions among such counterparties in order to reduce its exposure to credit losses. The Company did not realize a credit loss on derivatives during the nine months ended September 30, 2011 or 2010.

PPG centrally manages certain of its foreign currency transaction risks to minimize the volatility in cash flows caused by currency fluctuations. Decisions on whether to use derivative financial instruments to hedge the net transaction exposures related to all regions of the world are made based on the amount of those exposures by currency and, in certain situations, an assessment of the near-term outlook for certain currencies. This net hedging strategy does not qualify for hedge accounting; therefore, the change in the fair value of these instruments is recorded in “Other charges” in the accompanying condensed consolidated statement of income in the period of change. As of September 30, 2011 and December 31, 2010, the fair value of these contracts was a net asset of $1 million and a net asset of less than $0.1 million, respectively.

PPG designates forward currency contracts as hedges against the Company’s exposure to variability in exchange rates on short-term intercompany transactions denominated in foreign currencies. To the extent effective, changes in the fair value of these instruments are deferred in AOCI and subsequently reclassified to “Other charges” in the accompanying condensed consolidated statement of income as foreign exchange gains and losses are recognized on the related intercompany transactions. The portion of the change in fair value considered to be ineffective is recognized immediately in “Other charges” in the accompanying condensed consolidated statement of income. All amounts related to these instruments deferred in AOCI as of September 30, 2011 will be reclassified to earnings within the next twelve months. As of September 30, 2011 and December 31, 2010, the fair value of these instruments was a net asset of $3 million and a net liability of $2 million, respectively.

PPG designates forward currency contracts as hedges against the Company’s exposure to future changes in fair value related to certain firm sales commitments denominated in foreign currencies. These contracts are designated as fair value hedges. As such, they are reported at fair value in the Company’s condensed consolidated balance sheet, with changes in the fair value of these contracts and that of the related firm sales commitments reported in net sales. As of September 30, 2011, these contracts converted $93 million to the South Korean won over the 33 month period ending June 30, 2014. As of December 31, 2010, these contracts converted $76 million to the South Korean won over the 33 month period ending September 30, 2013. As of September 30, 2011 and December 31, 2010, the fair value of the contracts was a net liability of $3 million and a net asset of $2 million, respectively.

PPG previously entered into ten U.S. dollar to euro cross currency swap contracts with a total notional amount of $1.3 billion, of which $600 million were to settle on March 15, 2013 and $700 million were to settle on March 15, 2018. One contract, with a notional amount of $140 million and a settlement date of March 15, 2018 was converted to cash during the first quarter of 2010. Accordingly, on settlement of the remaining outstanding contracts PPG will receive $1.2 billion U.S. dollars and pay Euros to the counterparties to the contracts. During the term of these contracts, PPG will receive semiannual payments in March and September of each year based on U.S. dollar, long-term fixed interest rates, and PPG will make annual payments in March of each year to the counterparties based on euro, long-term fixed interest rates. The Company has designated these swaps as hedges of its net investment in the acquired SigmaKalon businesses and, as a result, the mark to market fair value adjustments of the swaps have been and will be recorded as a component of AOCI, and the cash flow impact of these swaps has been and will be classified as investing activities in the condensed consolidated statement of cash flows. As of September 30, 2011 and December 31, 2010, the fair value of these contracts was a net liability of $144 million and $163 million, respectively.

As of September 30, 2011 and December 31, 2010, PPG designated €300 million euro-denominated borrowings as a hedge of a portion of PPG’s net investment in the Company’s European operations. Also during 2010, certain portions of PPG’s various other euro-denominated borrowings were designated as hedges of PPG’s investments in its European operations. As a result, the change in book value from adjusting these foreign denominated borrowings to current spot rates was deferred in AOCI.

As of September 30, 2011 and December 31, 2010, the Company had accumulated pretax unrealized translation losses in AOCI of $24 million and $33 million, respectively, related to both the euro-denominated borrowings and the cross currency swaps that have been designated as hedges of net investments.

Deferrals in AOCI related to hedges of the Company’s net investments in European operations would be reclassified and recognized in earnings upon a substantial liquidation, sale or partial sale of such investments or upon impairment of all or a portion of such investments.

The Company manages its interest rate risk by balancing its exposure to fixed and variable rates while attempting to minimize its interest costs. Generally, the Company maintains variable interest rate debt at a level of approximately 25 percent to 50 percent of total borrowings. PPG principally manages its fixed and variable interest rate risk by retiring and issuing debt from time to time and through the use of interest rate swaps. As of September 30, 2011 and December 31, 2010, these swaps converted $445 million and $450 million of fixed rate debt to variable rate debt, respectively. The swaps are designated as fair value hedges. As such, these swaps are carried at fair value. Changes in the fair value of these swaps and that of the related debt are recorded in “Interest expense” in the accompanying condensed consolidated statement of income. As of September 30, 2011 and December 31, 2010, the fair value of these contracts was a net asset of $26 million and $20 million, respectively.

The Company entered into forward starting swaps in 2009 and in the second quarter of 2010 to effectively lock-in a fixed interest rate for future debt refinancings with an anticipated term of ten years based on the ten year swap rate, to which will be added a corporate spread. All of the swap contracts are required to be settled in July 2012. As of September 30, 2011 and December 31, 2010, the notional amount of the swaps outstanding totaled $400 million. To the extent that the swaps are effective, changes in the fair values of the swap contracts are deferred in AOCI. The portion of the change in fair value considered to be ineffective is recognized immediately in “Other charges” in the accompanying condensed consolidated statement of income. Amounts deferred in AOCI will be reclassified to “Interest expense” over the same period of time that interest expense is recognized on the future borrowings. As of September 30, 2011 and December 31, 2010, the fair value of these swaps was a liability of $86 million and $21 million, respectively.

The Company uses derivative instruments to manage its exposure to fluctuating natural gas prices through the use of natural gas swap contracts. These instruments mature over the next 11 months. To the extent that these instruments are effective in hedging PPG’s exposure to price changes, changes in the fair values of the hedge contracts are deferred in AOCI and reclassified to “Cost of sales, exclusive of depreciation and amortization” as the natural gas is purchased. The amount of ineffectiveness is reported in “Other charges” in the accompanying condensed consolidated statement of income immediately. As of September 30, 2011 and December 31, 2010, the fair value of these contracts was a liability of $10 million and $31 million, respectively. Of the total pretax loss deferred in AOCI as of September 30, 2011, $10 million related to contracts that mature within the twelve-month period ending September 30, 2012.

PPG entered into a one-year renewable equity forward arrangement with a bank in 2003 in order to mitigate the impact on PPG earnings of changes in the fair value of 1,388,889 shares of PPG stock that are to be contributed to the asbestos settlement trust as discussed in Note 18, “Commitments and Contingent Liabilities.” This instrument, which has been renewed, is recorded at fair value as an asset or liability and changes in the fair value of this instrument are reflected in the “Asbestos settlement – net” caption of the accompanying condensed consolidated statement of income. The total principal amount payable for these shares is $62 million. PPG will pay to the bank interest based on the principal amount and the bank will pay to PPG an amount equal to the dividends paid on these shares during the period this instrument is outstanding. The difference between the principal amount and any amounts related to unpaid interest or dividends and the current market price for these shares, adjusted for credit risk, represents the fair value of the instrument as well as the amount that PPG would pay or receive if the bank chose to net settle the instrument. Alternatively, the bank may, at its option, require PPG to purchase the shares covered by the arrangement at the principal amount adjusted for unpaid interest and dividends as of the date of settlement. As of September 30, 2011 and December 31, 2010, the fair value of this contract was an asset of $37 million and $55 million, respectively.

No derivative instrument initially designated as a hedge instrument was undesignated or discontinued as a hedging instrument during the nine month periods ended September 30, 2011 or 2010. Nor were any amounts deferred in AOCI reclassified to earnings during these periods related to hedges of anticipated transactions that were no longer expected to occur.

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

For the first nine months of 2011, Other comprehensive income included a net pretax loss due to cash flow hedge derivatives of $47 million ($29 million, net of tax). This loss was comprised of realized losses of $8 million and unrealized losses of $55 million. The realized losses related to the settlement during the period of natural gas contracts, interest rate swaps owned by RS Cogen (Refer to Note 8, “Variable Interest Entities” for a discussion regarding this equity method investment), offset in part by realized gains on settlement of foreign currency contracts. The unrealized losses related to the change in fair value of forward starting swaps, natural gas contracts, and interest rate swaps owned by RS Cogen, offset in part by the change in fair value of foreign currency contracts.

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

Refer to Note 3, “Fair Value Measurement,” for additional disclosures related to the Company’s derivative instruments outstanding as of September 30, 2011 and December 31, 2010.

The following table provides details for the nine month period ended September 30, 2011 related to fair value, cash flow and net investment hedges by type of derivative and financial instrument. All amounts are pretax:

(Millions) Hedge Type	Gain (Loss) Deferred in OCI	Gain (Loss) Recognized
		Amount	Caption
Fair Value
Interest rate swaps (a)	Not applicable	$15	Interest expense
Foreign currency contracts (b)	Not applicable	2	Sales
Equity forward arrangements (a)	Not applicable	(18)	Asbestos - net

Total Fair Value		$(1)

Cash Flow
Natural gas swaps (a)	$(6)	$(26)	Cost of sales
Interest rate swaps of an equity method investee	(2)	(2)	Other earnings
Forward starting swaps (c)	(67)	—
Foreign currency contracts (d)	20	20	Other charges

Total Cash Flow	$(55)	$(8)

Net Investment
Cross currency swaps (e)	$9	$—
Foreign denominated debt	—	Not applicable

Total Net Investment	$9

Non-Hedge
Foreign currency contracts	Not applicable	$—	Other charges

Total Non-Hedge		$—

(a)	The ineffective portion related to each of these items was less than $0.1 million of income.
(b)	The ineffective portion related to this item was $1 million of income.
(c)	The ineffective portion related to this item was $2 million of income.
(d)	The ineffective portion related to this item was $4 million of expense.
(e)	The ineffective portion related to this item was $1 million of expense.

The following tables provide details for the nine month period ended September 30, 2010 related to fair value, cash flow and net investment hedges by type of financial instrument. All amounts are pretax:

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

16. Cash Flow Information

Cash payments for interest were $177 million and $168 million for the nine months ended September 30, 2011 and 2010, respectively. Cash payments for income taxes for the nine months ended September 30, 2011 and 2010 were $276 million and $153 million, respectively.

Restructuring cash spending of $15 million and $78 million during the nine months ended September 30, 2011 and 2010, respectively, related primarily to severance payments made in connection with restructuring plans approved in the first quarter of 2009 and the third quarter of 2008. At September 30, 2011, the remaining reserve for these plans of $8 million relates to severance payments to be made to certain former employees, including $2 million which will be paid after September 30, 2012.

In April 2011, the Company received $168 million from Pittsburgh Glass Works LLC (“PGW”), PPG’s former automotive glass and services business. The $168 million was comprised of the repayment of $90 million of notes receivable from PGW and a $78 million return of capital. At September 30, 2011, the carrying value of PPG’s approximate 40 percent equity interest in PGW was $32 million.

17. Stock-Based Compensation

The Company’s stock-based compensation includes stock options, restricted stock units (“RSUs”) and grants of contingent shares that are earned based on achieving targeted levels of total shareholder return. All current grants of stock options, RSUs and contingent shares are made under the PPG Industries, Inc. Amended and Restated Omnibus Incentive Plan (“PPG Amended Omnibus Plan”), which was amended and restated effective April 21, 2011. Shares available for future grants under the PPG Amended Omnibus Plan were 9.7 million as of September 30, 2011.

Total stock-based compensation expense was $6 million and $27 million for the three and nine months ended September 30, 2011, respectively, and $11 million and $34 million for the three and nine months ended September 30, 2010, respectively. The total income tax benefit recognized in the accompanying condensed consolidated statement of income related to the stock-based compensation was $2 million and $9 million for the three and nine months ended September 30, 2011, respectively, and $4 million and $12 million for the three and nine months ended September 30, 2010, respectively.

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

In the first three quarters of 2011, PPG granted 628,927 stock options under the PPG Amended Omnibus Plan at a weighted average exercise price of $88.29 per share. The weighted average fair value of options granted was $19.00 per share. In the first three quarters of 2010, PPG granted 904,170 stock options from the PPG Omnibus Plan, at a weighted average exercise price of $61.85 per share. The weighted average fair value of options granted was $13.46 per share.

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

The fair value of the grants issued in the nine months ended September 30, 2011 was calculated with the following weighted average assumptions:

Risk free interest rate	2.9%
Expected life of option in years	6.4
Expected dividend yield	3.3%
Expected volatility	28.0%

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

In the first three quarters of 2011, PPG granted 221,009 RSUs at a weighted average fair value of $87.53 per share. In the first three quarters of 2010, PPG granted 358,902 RSUs at a weighted average fair value of $55.55 per share.

Contingent Share Grants

The Company also provides grants of contingent shares to selected key executives that may be earned based on PPG total shareholder return over the three-year period following the date of grant. Contingent share grants (referred to as “TSR awards”) are made annually and are paid out at the end of each three-year period based on the Company’s performance. Performance is measured by determining the percentile rank of the total shareholder return of PPG common stock in relation to the total shareholder return of the S&P 500 for the three-year period following the date of grant. The payment of awards following the three-year award period will be based on performance achieved in accordance with the scale set forth in the plan agreement and may range from 0 percent to 220 percent of the initial grant. A payout of 100 percent is earned if the target performance is achieved. Contingent share awards for the 2009-2011, 2010-2012, and 2011-2013 periods earn dividend equivalents for the award period, which will be paid to participants with the award payout at the end of the period based on the actual number of contingent shares that are earned. Any payments made at the end of the award period may be in the form of stock, cash or a combination of both. The TSR awards qualify as liability awards, and compensation expense is recognized over the three-year award period based on the fair value of the awards (giving consideration to the Company’s percentile rank of total shareholder return) remeasured in each reporting period until settlement of the awards.

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

Several creditors and other interested parties filed objections to the disclosure statement. Those objections were overruled by the Bankruptcy Court by order dated July 6, 2009 approving the disclosure statement. The third amended PC plan of reorganization and disclosure statement were then sent to creditors, including asbestos claimants, for voting. The report of the voting agent, filed on February 18, 2010, revealed that all voting classes, including asbestos claimants, voted overwhelmingly in favor of the third amended PC plan of reorganization, which included the 2009 PPG Settlement Arrangement. In light of the favorable vote on the third amended PC plan of reorganization, the Bankruptcy Court conducted a hearing regarding the fairness of the proposed plan, including whether (i) the plan would be fair with respect to present and future claimants, (ii) such claimants would be treated in substantially the same manner, and (iii) the protection provided to PPG and its participating insurers would be fair in view of the assets they would convey to the Trust to be established as part of the third amended PC plan of reorganization. The hearing was held in June of 2010. The remaining objecting parties (a number of objections were resolved through plan amendments and stipulations filed before the hearing) appeared at the hearing and presented their cases. At the conclusion of the hearing, the Bankruptcy Court established a briefing schedule for its consideration of confirmation of the plan and the objections to confirmation. That briefing was completed and final oral arguments held in October 2010. On June 16, 2011 the Bankruptcy Court issued a decision denying confirmation of the third amended PC plan of reorganization. Although denying confirmation, PPG believes that the decision viewed favorably many features of that plan. Several parties filed motions for reconsideration of specific aspects of the Bankruptcy Court’s ruling. PPG filed a motion jointly with PC, Corning Incorporated, the official committee representing asbestos claimants, and the legal representatives of future asbestos claimants, and requested a deferred hearing and briefing schedule in view of potential plan amendments that might be considered in response to the June 16, 2011 ruling. Those amendments, along with other technical amendments, were filed on September 23, 2011. The Bankruptcy Court is to consider the amendments, including hearing oral argument on any objections and responses to the objections, on November 30, 2011. The Bankruptcy Court will also hold a status conference on the pending motions for reconsideration and on case management issues at the November 30 hearing. If the Bankruptcy Court ultimately finds the third amended PC plan of reorganization, as amended, to be acceptable, after considering any objections to the amendments, the Bankruptcy Court will enter a confirmation order if all requirements to confirm a plan of reorganization under the Bankruptcy Code have been satisfied. Such an order could be appealed to the U. S. District Court for the Western District of Pennsylvania. Assuming that the District Court approves a confirmation order, interested parties could appeal the order to the U.S. Third Circuit Court of Appeals and subsequently could seek review by the U.S. Supreme Court.

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

PPG’s obligation under the 2009 PPG Settlement Arrangement at December 31, 2008 was $162 million less than the amount that would have been due under the 2002 PPG Settlement Arrangement. This reduction is attributable to a number of negotiated provisions in the 2009 PPG Settlement Arrangement, including the provisions relating to the channeling injunction under which PPG retains liability for any non-PC Relationship Claims. PPG will retain such amount as a reserve for asbestos-related claims that will not be channeled to the Trust, as this amount represents PPG’s best estimate of its liability for these claims. PPG does not have sufficient current claim information or settlement history on which to base a better estimate of this liability, in light of the fact that the Bankruptcy Court’s stay has been in effect since 2000. As a result, PPG’s reserve at September 30, 2011 and December 31, 2010 for asbestos-related claims that will not be channeled to the Trust is $162 million. In addition, under the 2009 PPG Settlement Arrangement, PPG will retain for its own account rights to recover proceeds from certain historical insurance assets, including policies issued by non-participating insurers. Rights to recover these proceeds would have been assigned to the Trust by PPG under the 2002 PPG Settlement Arrangement.

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

Of the total obligation of $812 million under the 2009 PPG Settlement Arrangement at September 30, 2011, $575 million is reported as a current liability and the present value of the payments due in the years 2013 to 2023 totaling $237 million is reported as a non-current liability in the accompanying condensed consolidated balance sheet. The future accretion of the noncurrent portion of the liability will total $126 million and be reported as expense in the condensed consolidated statement of income over the period through 2023, as follows (in millions):

Remainder of 2011	$4
2012	14
2013 – 2023	108

Total	$126

The following table summarizes the impact on PPG’s financial statements for the three and nine months ended September 30, 2011 and 2010 resulting from the 2009 PPG Settlement Arrangement including the change in fair value of the stock to be transferred to the Trust and the equity forward instrument (see Note 15, “Derivative Financial Instruments and Hedge Activities”) and the increase in the net present value of the future payments to be made to the Trust.

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2011	2010	2011	2010
	(Millions)
Increase (decrease) in expense:

Change in fair value:
PPG stock	$(28)	$18	$18	$21
Equity forward instrument	28	(18)	(18)	(22)
Accretion of asbestos liability	3	3	9	10

Asbestos settlement – net expense	$3	$3	$9	$9

The fair value of the equity forward instrument is included as an Other current asset as of September 30, 2011 and December 31, 2010 in the accompanying condensed consolidated balance sheet. Payments under the fixed payment schedule require annual payments that are due each June. The current portion of the asbestos settlement liability included in the accompanying condensed consolidated balance sheet as of September 30, 2011 consists of all such payments required through September 2012, the fair value of PPG’s common stock and the value of PPG’s investment in Pittsburgh Corning Europe. The amount due June 30, 2013 of $17 million and the net present value of the remaining payments is included in the long-term asbestos settlement liability in the accompanying condensed consolidated balance sheet as of September 30, 2011.

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

As of September 30, 2011 and December 31, 2010, PPG had reserves for environmental contingencies totaling $242 million and $272 million, respectively, of which $77 million and $83 million, respectively, were classified as current liabilities. The reserve at September 30, 2011 included $140 million for environmental contingencies associated with PPG’s former chromium manufacturing plant in Jersey City, N.J. (“Jersey City”), $49 million for environmental contingencies associated with the Calcasieu River estuary and three operating plant sites in PPG’s chemicals business and $53 million for other environmental contingencies, including National Priority List sites and legacy glass manufacturing sites. The reserve at December 31, 2010 included $168 million for environmental contingencies associated with the former chromium manufacturing plant in Jersey City, $50 million for environmental contingencies associated with the Calcasieu River Estuary and three operating plant sites in PPG’s chemicals business and $54 million for other environmental contingencies, including National Priority List sites and legacy glass manufacturing sites. Pretax charges against income for environmental remediation costs totaled $3 million and $15 million, respectively, for the three and nine months ended September 30, 2011, and $7 million and $19 million, respectively, for the three and nine months ended September 30, 2010, and are included in “Other charges” in the accompanying condensed consolidated statement of income. Cash outlays related to such environmental remediation aggregated $9 million and $43 million, respectively, for the three and nine months ended September 30, 2011 and $11 million and $23 million, respectively, for the three and nine months ended September 30, 2010. The impact of foreign currency decreased the liability by $2 million in the first nine months of 2011 and $1 million in the first nine months of 2010, respectively.

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

Management expects cash outlays for environmental remediation costs to be approximately $60 million to $70 million in 2011 and to range from $50 million to $70 million annually through 2014. It is possible that technological, regulatory and enforcement developments, the results of environmental studies and other factors could alter the Company’s expectations with respect to future charges against income and future cash outlays. Specifically, the level of expected future remediation costs and cash outlays is highly dependent upon activity related to the former chromium manufacturing plant site in New Jersey as discussed below.

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

As a result of the extensive analysis undertaken in connection with the preparation and submission of the feasibility study work plan for the former chromium manufacturing location described above, the Company recorded a pretax charge of $165 million in the third quarter of 2006. The charge included estimated costs for remediation at the 14 remaining ACO sites, including the former manufacturing site, and for the resolution of litigation filed by NJDEP in May 2005 as discussed below. The principal estimated cost elements of the third quarter 2006 charge and of the remaining reserve at September 30, 2011 were based on competitively derived or readily available remediation industry cost data for representative remedial options, e.g., excavation and in situ stabilization/solidification. The major cost components are (i) transportation and disposal of excavated soil and in place soil treatment and (ii) construction services (related to soil excavation, groundwater management and site security), which account for approximately 55 percent and 25 percent of the reserve, respectively, as of September 30, 2011. The reserve also includes estimated costs for remedial investigation, interim remedial measures, engineering and project management. The most significant assumptions underlying the reserve are those related to the extent and concentration of chromium impacts in the soil, as these will determine the quantity of soil that must be treated in place, the quantity that will have to be excavated and transported for offsite disposal, and the nature of disposal required. The charges are exclusive of any third party indemnification, as management does not expect to receive any such amounts.

In May 2005, the NJDEP filed a complaint against PPG and two other former chromium producers seeking to hold the parties responsible for a further 53 sites where the source of chromium contamination is not known and to recover costs incurred by the agency in connection with its response activities at certain of those sites. During the third quarter of 2008, the parties reached an agreement in principle on all claims relating to these 53 sites (the “Orphan Sites Settlement”). Under the terms of this Orphan Sites Settlement, PPG accepted responsibility for remediation of 6 of the 53 sites, one half of the cost for remediating 9 sites where chrome ore processing residue was used as fill in connection with the installation or repair of sewer pipes owned by the city of Jersey City, New Jersey (“Jersey City”), reimburse the NJDEP for a portion of past costs in the amount of $5 million and be responsible for the NJDEP’s oversight costs associated with the sites for which PPG is wholly or partially responsible. This settlement was finalized and issued for public comment in June 2011. After the close of the public comment period, NJDEP determined that no changes to the settlement were necessary and a motion was filed with the court to enter the settlement as a final order. In September of 2011, the court entered the Orphan Site Settlement as a final order. PPG has 60 days from the date the settlement was entered by the court within which to pay the $5 million for the NJDEP past remediation costs to the State of New Jersey. This Orphan Sites Settlement does not affect PPG’s responsibilities for the 14 remaining unremediated sites covered by PPG’s ACO. A settlement agreement among PPG, NJDEP and Jersey City (which had asserted claims against PPG for lost tax revenue) has been reached and memorialized in the form of a Judicial Consent Order (the “JCO”) that was entered by the court on June 26, 2009. PPG’s remedial obligations under the ACO with NJDEP have been incorporated into the JCO. Pursuant to the JCO, a new process has been established for the review of the technical reports PPG must submit for the investigation and remedy selection for the 14 ACO sites and the 6 sites for which PPG has accepted sole responsibility under the terms of the Orphan Sites Settlement (i.e., 20 PPG sites). The JCO also provided for the appointment of a court-approved Site Administrator who is responsible for establishing a master schedule for the remediation of the 20 PPG sites. The JCO established a goal, based on currently applicable remedial provisions, to remediate soils and sources of contamination at the PPG sites as expeditiously as possible with a goal for completion near the end of 2014 in accordance with the master schedule developed by the Site Administrator. On July 6, 2009, former United States Environmental Protection Agency Deputy Administrator, Michael McCabe, was appointed as Site Administrator under the JCO. The JCO also resolved the claims for reparations for lost tax revenues by Jersey City with the payment of $1.5 million over a 5 year time period. The JCO did not otherwise affect PPG’s responsibility for the remediation of the 14 ACO sites. PPG’s estimated costs under the Orphan Sites Settlement and the JCO are included in the September 30, 2011 reserve for New Jersey chrome environmental remediation matters.

On February 6, 2009, the Natural Resources Defense Council (“NRDC”) and the Interfaith Community Organization (“ICO”) filed suit against PPG in federal court under the federal Resource Conservation and Recovery Act seeking, among other things, to compel PPG to further evaluate and remediate the chromium contaminated sites covered by the 1990 ACO and the settlement with NJDEP and Jersey City. The Complaint sought to compel PPG to clean up the former chromium manufacturing site and certain sites immediately adjacent to the former chromium manufacturing site and also to pay the plaintiffs’ attorney’s fees related to this lawsuit. NRDC and ICO subsequently amended their complaint to add GRACO Community Organization (“GRACO”), a New Jersey non-profit corporation, as an additional plaintiff. In April 2011, a final settlement of the plaintiffs’ remediation claims was reached among the parties to this lawsuit. The settlement was memorialized in the form of a consent decree which has been entered by the United States District Court for the District of New Jersey. Pursuant to the terms of this settlement PPG has agreed to remediate the former chromium manufacturing site and the sites immediately adjacent to the former chromium manufacturing site in a manner that is consistent with PPG’s existing proposed excavation-based remedial proposal under the JCO. Therefore, PPG’s estimated remediation costs under this settlement with NRDC, ICO and GRACO are included in the September 30, 2011 reserve for New Jersey chrome environmental remediation matters. In addition to the specified remediation actions, the settlement also requires PPG to pay the sum of $150,000 in five equal annual installments to NRDC, which the NRDC has indicated it intends to use to monitor PPG’s cleanup activities at these sites. The plaintiffs’ claim for attorney’s fees remains unresolved and this claim may be subject to further litigation.

The feasibility study work plan for the former chromium manufacturing site previously submitted in 2006 is being incorporated into a Remedial Action Work Plan. PPG submitted a preliminary draft Remedial Action Work Plan for the former chromium manufacturing site to NJDEP in June 2011. Following review and comment by the NJDEP, PPG will submit a final remediation work plan and associated cost estimate for the site, which is expected to occur in early 2012. The work plans for interim remedial measures at that site, which consist of the removal and off-site disposal of concrete foundations, have been approved by NJDEP and the associated work began in the third quarter of 2010.

PPG has submitted a final Remedial Action Work Plan for one other remaining site under the ACO. This proposal has been submitted to the NJDEP for approval, with remedial activities expected to begin in 2012. In addition, investigation activities are ongoing for an additional six sites covered by the ACO adjacent to the former manufacturing site with completion expected in 2011. Investigation activities for the remaining six sites covered by the ACO are also expected to be completed in 2011, and PPG believes the results of the study at the former chromium manufacturing location will provide the Company with relevant information concerning remediation alternatives at these sites. The investigation and remediation of the soils and sources of contamination of all ACO sites and the six orphan sites for which PPG has accepted sole responsibility is scheduled to be completed by the end of 2014.

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

Multiple future events, such as remedy design and remedy implementation involving agency action or approvals related to the Calcasieu River Estuary will be required and considerable uncertainty exists regarding the timing of these future events. Final resolution of these events is expected to occur over an extended period of time. However, based on currently available information, design approval could occur in 2012. The remedy implementation could occur during 2012 to 2015, with some period of long-term monitoring for remedy effectiveness to follow. In addition, PPG’s obligation related to any potential remediation will be dependent in part upon the final allocation of responsibility among the potentially responsible parties. Negotiations with respect to this allocation are ongoing, but the outcome is uncertain.

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

The status of the remediation activity at the sites in New Jersey and at the Calcasieu River Estuary in Louisiana and the factors that could result in the need for additional environmental remediation reserves at those sites are described above. Initial remedial actions are occurring at the three operating plant sites in the chemicals businesses. These three operating plant sites are in Barberton, Ohio, Lake Charles, Louisiana, and Natrium, West Virginia. At Barberton, PPG has completed a Facility Investigation and Corrective Measure Study (“CMS”) under USEPA’s Resource Conservation and Recycling Act (“RCRA”) Corrective Action Program. PPG has been implementing the remediation alternatives recommended in the CMS using a performance-based approach with USEPA Region V oversight. However, USEPA Region V transferred its oversight authority to the Ohio Environmental Protection Agency (“OEPA”) in 2010. The Barberton Corrective Action Permit was issued by Ohio EPA on September 24, 2010. As part of this permit, PPG is responsible for filing engineering remedies for various issues at this site.

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

The Company accrues for product warranties at the time the products are sold based on historical claims experience. As of September 30, 2011 and December 31, 2010, the reserve for product warranties was $7 million. Pretax charges against income for product warranties and the related cash outlays were not material for the three and nine months ended September 30, 2011 and 2010.

The Company had outstanding letters of credit and surety bonds of $110 million and guarantees of $88 million as of September 30, 2011. The Company does not believe any loss related to such guarantees is likely.

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

The Performance Coatings reportable segment is comprised of the refinish, aerospace, architectural coatings – Americas and Asia Pacific and protective and marine coatings (“PMC”) operating segments. This reportable segment primarily supplies a variety of protective and decorative coatings, sealants and finishes along with paint strippers, stains and related chemicals, as well as transparencies and transparent armor.

The Industrial Coatings reportable segment is comprised of the automotive original equipment manufacturer (“OEM”), industrial and packaging coatings operating segments. This reportable segment primarily supplies a variety of protective and decorative coatings and finishes along with adhesives, sealants, inks and metal pretreatment products.

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

Reportable segment net sales and segment income for the three and nine months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2011	2010	2011	2010
	(Millions)
Net sales:
Performance Coatings	$1,208	$1,103	$3,490	$3,179
Industrial Coatings	1,039	927	3,139	2,759
Architectural Coatings - EMEA	573	512	1,655	1,448
Optical and Specialty Materials	311	288	945	873
Commodity Chemicals	445	370	1,334	1,058
Glass	273	260	805	727

Total (a)	$3,849	$3,460	$11,368	$10,044

Segment income:
Performance Coatings	$190	$174	$533	$491
Industrial Coatings	101	86	332	299
Architectural Coatings - EMEA	53	50	115	111
Optical and Specialty Materials	93	82	273	250
Commodity Chemicals	104	60	307	116
Glass	23	32	78	45

Total	564	484	1,638	1,312

Legacy items (b)	(15)	(19)	(52)	(49)
Interest expense, net of interest income	(40)	(37)	(127)	(112)
Acquisition related gain – net (c)	—	—	9	—
Other unallocated corporate expense – net (d)	(47)	(42)	(155)	(147)

Income before income taxes	$462	$386	$1,313	$1,004

(a)	Intersegment net sales for the three and nine months ended September 30, 2011 and 2010 were not material.
(b)	Legacy items include current costs related to former operations of the Company, including pension and other postretirement benefit costs, certain charges for legal matters and environmental remediation costs, and certain charges which are considered to be unusual or non-recurring. Legacy items also include equity earnings from PPG’s approximate 40 percent investment in the former automotive glass and services business. Beginning in 2011, the earnings impact of adjustments to the Company’s proposed asbestos settlement liability will be presented in Legacy items. Prior year amounts have been conformed to this presentation. The amount of this charge for the three and nine months ended September 30, 2011 was equal to the prior year amount.
(c)	Represents a 2011 net benefit stemming primarily from a bargain purchase gain reflecting the excess of the fair value of the net assets acquired over the price paid for the business, net of the flow-through cost of sales of the step up to fair value of acquired inventory. These items are considered to be unusual and non-recurring and will not be included in the segment earnings used to evaluate the performance of the operating segment.
(d)	Beginning in 2011, stock based compensation costs will be reported as part of Other unallocated corporate expense. Prior year amounts have been conformed to this presentation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Performance in Third Quarter of 2011 Compared to Third Quarter of 2010

Performance Overview

Net sales of $3,849 million were nearly $400 million higher in comparison with the third quarter of 2010 net sales of $3,460 million. Higher selling prices were the largest factor impacting our sales performance. Selling prices improved by over $200 million, or more than 6 percent. Year-over-year pricing has improved over the past six consecutive quarters. The largest gains have been in Commodity Chemicals driven by higher demand; however pricing this quarter increased in all 13 businesses as the Company made additional progress in the quarter in offsetting continuing raw materials inflation. Currency translation increased sales for the quarter by about $150 million, or about 4 percent, primarily as a result of stronger European and Asian currencies compared to last year, although several currencies weakened notably toward the end of the quarter. Overall volumes were flat with acquisitions adding about 1 percent to sales; however, there was differing performance based on geographic region and end-use market.

Volume growth in the United States and Canada was slightly positive, similar to the second quarter, but was negatively impacted by downtime in the Commodity Chemicals segment due to several unplanned production outages. Activity levels in construction markets remained at very low, but stable levels. Aiding sales was solid growth in the automotive OEM, aerospace, optical and automotive refinish end-use markets.

European volumes declined by 3 percent, with declines in businesses with a heavy consumer orientation, such as architectural coatings and optical products, along with lower marine and fiber glass sales. Overall industrial demand was flat, while aerospace delivered solid gains.

Higher industrial demand contributed to emerging region growth in Asia and Latin America, with combined volumes up 3 percent. The overall Asian growth was tempered, as expected, by shrinking marine original-equipment new ship builds. Asia remains the primary region for shipbuilding. Excluding the impacts from the protective & marine business, emerging region growth would have been 5 percent, fairly consistent with the prior quarter. Construction activity moderated, but infrastructure-related protective coatings sales grew. Aerospace, optical and automotive refinish continued to grow sales in the emerging regions.

Lastly, all regions generally exhibited traditional seasonal sales patterns versus the second quarter, and year-over-year company volumes in September were similar with the overall quarter providing indication of fairly steady demand throughout the quarter.

Cost of sales, exclusive of depreciation and amortization, increased by $245 million for the third quarter of 2011 to $2,353 million compared to $2,108 million for the third quarter of 2010. About 60 percent of the increase was due to the impact of inflation on raw materials, primarily in our coatings businesses, and 40 percent due to the impact of foreign currency translation. Cost of sales as a percentage of sales was 61 percent for the third quarter of 2011 and 2010. For the coatings businesses, higher pricing partially offset persistent raw material cost inflation. Not all coatings businesses fully offset raw material cost inflation in the quarter, and additional pricing actions are underway for the fourth quarter. For the Company in total, inflation was offset by higher pricing in the Commodity Chemicals segment.

Selling, general and administrative expenses increased by $67 million in the third quarter of 2011 compared to the third quarter of 2010. More than half of this increase was a result of foreign currency translation. Additionally, about 30 percent of the increase was due to overhead inflation with the remainder due to growth in costs to support the sales volume growth in the quarter. In total, these expenses declined as a percent of sales from 21.4 percent in the third quarter of 2010 to 20.9 percent in the third quarter of 2011 reflecting the benefit of our efforts to aggressively manage our cost growth as our sales volume increases.

Interest expense increased $5 million to $51 million in the third quarter of 2011 from $46 million in the third quarter of 2010. This increase was driven by the Company’s $1 billion debt issuance in November of 2010.

Other charges decreased to $14 million in the third quarter of 2011 as compared to $28 million in the third quarter of 2010 due primarily to $3 million lower environmental expense compared to 2010 and the absence of a 2010 settlement charge related to antitrust litigation.

The effective tax rate on pretax earnings in the third quarter of 2011 was approximately 26 percent compared to approximately 24.5 percent in the third quarter of 2010. The effective tax rate for third quarter of 2010 included a $6 million benefit from a catch-up adjustment from reducing the effective tax rate from 28 percent to 27 percent in the third quarter and a $3 million benefit as a result of enacted statutory rate changes. The effective rate on the remaining third quarter 2010 pretax earnings was approximately 27 percent.

Diluted earnings-per-share for the third quarter were $1.96. This compares to the third quarter 2010 diluted earnings-per-share of $1.58. The increase in diluted earnings-per-share resulted from higher earnings as discussed above and a reduction in the shares outstanding as a result of share repurchases net of shares issued due to stock option exercise activity.

Looking ahead, we are expecting macro and regional economic trends to continue into the fourth quarter, supported to date by our October activity levels in many of our businesses. In general, we are anticipating normal seasonal patterns in the fourth quarter in most of our businesses. We expect flattening of raw material inflation rates, and are in the process of implementing additional pricing in several businesses to counter the inflation that we have absorbed. Also, the fourth quarter is typically the company’s strongest cash generation quarter of the year, and intentions are to continue to utilize the strong cash flow and cash position to drive earnings growth through acquisitions and share buy backs. Finally, we are keeping a watchful eye on the global economy and are prepared to adapt to changing conditions.

Performance of Reportable Business Segments

For Performance Coatings, sales for the quarter were $1.2 billion, about 10 percent, or $105 million, higher than the prior year’s period. The sales increase was comprised of 6 percent from higher pricing and 4 percent form favorable currency. Segment earnings improved 9 percent, or $16 million, to $190 million, establishing a new third quarter record for the segment. Year-over-year pricing was higher in all businesses and grew in comparison with the second quarter as well, reflecting continuing efforts to fully offset input cost inflation.

Year-over-year segment sales volumes were flat in the quarter as volumes in the protective and marine coatings business were down; reflecting the decline in new ship builds. Sales increases in protective coatings were offset by lower marine new build sales. Offsetting the overall PMC volume decline was higher performance in the aerospace and automotive refinish businesses based on higher market demand and wider adoption of our leading technologies. Architectural coatings volumes were essentially flat. Higher volumes were achieved in the U.S. do-it-yourself (“DIY”) retail category, aided by the solid debut of our new Olympic One® product. Company-owned stores volumes were down slightly, although same store sales comparisons were solidly positive, as higher pricing outweighed the slightly lower volumes.

Further pricing actions are anticipated in the segment in the fourth quarter and traditional volume seasonality is also expected, driven largely by the architectural coatings business in the United States. Also, the new Boeing 787 Dreamliner recently entered service, and production activity of the new aircraft is expected to ramp-up over the next several quarters. PPG’s products on the new plane include coatings, adhesives and sealants, composite cockpit windows and electro-chromic passenger-controlled dimmable cabin windows. PPG content on the new plane is more than 150 percent higher in comparison with other similar Boeing aircraft.

The Industrial Coatings segment’s sales increased to $1.0 billion, up 12 percent in comparison with the prior year’s quarter. The sales increase was comprised of 4 percent from higher pricing, 3 percent from higher volumes and 5 percent from favorable currency. Third quarter earnings of $101 million were up $15 million, or 17 percent, and operating margins expanded 40 basis points as each business delivered improved earnings.

Higher volumes were achieved on solid global industrial demand, with the largest gains coming from the Asia/Pacific region based on continued strong activity levels and share gains. Growth in automotive OEM coatings volumes were supported by higher global auto production as the industry growth rate continued to recover from the impact of the Japan earthquake and tsunami in March. Higher pricing in each business and the impact of favorable currency contributed to the sales increase and combined with the higher sales volume and continued cost management, which further offset inflation, to produce the earnings increase in the quarter.

Looking ahead, the fourth quarter is expected to be seasonally slower for the segment. However, continued automotive OEM recovery from the Japan crisis should offset some of the historical seasonal trend. Additional pricing efforts are underway in all businesses to counter the increases in raw material costs these businesses have absorbed, and we will continue to be aggressive in managing costs. Also, given the significant geographic diversity of the segment, currency translation will continue to be a factor.

Architectural Coatings – EMEA segment sales were $573 million, up $61 million versus last year’s period. Sales grew 12 percent. The sales increase was comprised of 6 percent from higher pricing and 8 percent from favorable currency. Lower volumes reduced sales by 2 percent. Pricing was favorable reflecting efforts to counter raw material inflation. Year-over-year volumes declined a modest 2 percent due, in large part, to lower retail DIY sales, including the negative impact from the loss of a DIY customer that filed for bankruptcy in the second quarter of 2011. Segment earnings were up 6 percent, or $3 million versus the prior year. The increase in earnings resulted from the impact of favorable currency, lower overhead costs and favorable sales margin mix, which more than offset slightly negative price net of inflation.

Looking forward, the fourth quarter has historically been slower seasonally for this segment than the third quarter with sales dropping between 20-to-25 percent, and expectations are for that trend to continue in 2011. Also, additional pricing actions are being implemented in several regions. Lastly, a January 2012 closing date has been established for our acquisition of Dyrup. This acquisition will strengthen our EMEA product offering in the wood care segment and help to grow PPG’s presence in key countries such as Poland, France and Denmark, and to establish PPG in Portugal, Spain and Germany, where PPG has little or no architectural coatings presence today.

Third quarter sales for the Optical and Specialty Materials segment were $311 million, up $23 million, or 8 percent, with volumes, price and currency all adding about equally to sales. Earnings grew by 13 percent to $93 million, with both the optical products and silicas businesses improving as a result of the higher sales and lower manufacturing and overhead costs. Both sales and earnings are third quarter records for this segment.

Both the optical products and silicas businesses delivered sales growth. In optical products, strong growth in emerging regions continued, as did consistent growth in the United States. Volumes in Europe fell versus the prior year and prior quarter, reflecting weaker customer demand for all corrective eyewear, including Transitions® lenses. Silicas posted solid growth aided by higher automotive production resulting in increased demand for our products sold into the tire and battery markets. Pricing improved, aiding sales and countering raw material inflation.

Looking ahead, this segment also is expected to exhibit a seasonal decline in sales in the fourth quarter versus the third quarter.

Commodity Chemicals segment sales versus the prior year grew by $75 million to $445 million and earnings increased from $60 million to $104 million. The improvements in sales and earnings were driven by higher pricing. Despite solid end-use market demand, volumes declined mid-single-digit percents year-over-year as a result of planned and unplanned July and August production outages. The outages also resulted in lower capacity utilization and a notable increase in maintenance costs, which negatively impacted earnings. Natural gas unit costs declined by about 50 cents per MMBTU, including the favorable impact of fewer high cost hedges, although ethylene costs were higher year-over-year. Lower environmental expense also contributed to higher earnings.

Looking forward, announced caustic price increases are being implemented. Expectations are for lower industry production in the fourth quarter due to traditional seasonal demand factors. We began the quarter with less than one day of caustic inventory at our largest chlor-alkali production facility. Also, chlorine demand is currently lower in most end-use markets, including less export activity, which would further temper caustic production in the fourth quarter. Natural gas unit costs are expected to be slightly lower based on current market pricing.

Third quarter sales for the Glass segment were $273 million, up $13 million. Higher pricing in both businesses accounted for 4 percent of the growth, with currency translation positively contributing an additional 2 percent. Volumes declined one percent due largely to lower fiber glass volumes reflecting, in part, planned production maintenance downtime. Flat Glass volumes were generally stable, reflecting static construction market activity levels. Segment earnings were $23 million, compared to $32 million a year ago. Higher fiber glass maintenance costs and lower capacity utilization significantly impacted the earnings results. Equity earnings, which are primarily related to our joint venture selling to the consumer electronics industry, were also lower.

Looking forward, lighter seasonal demands in both businesses and a weak construction market outlook are expected to impact sales and production rates in the fourth quarter.

Performance in the First Nine Months of 2011 Compared to the First Nine Months of 2010

Performance Overview

Sales increased 13 percent in the first nine months of 2011 to $11,368 million compared to $10,044 million for the first nine months of 2010. Higher volumes increased sales 3 percent and higher selling prices increased sales 6 percent. The remainder of the increase was due to the impact of foreign currency translation. The higher volumes were achieved by all reporting segments and by all major geographic regions. Increased demand was driven by stronger global industrial production activity, which aided many of our businesses. The global industrial recovery continues with solid growth in emerging regions and North America, with modest improvement in Europe despite a slight decline in volume in the third quarter. Growth in Asia was negatively impacted by the shrinking level of marine original-equipment new ship builds and

North American growth was impacted by unscheduled production outages in the Commodity Chemicals segment. Activity in construction markets in the developed regions of the world remained at low levels and has not demonstrated any convincing signs of near term improvement. Our volume growth for the first nine months of 2011 is in comparison to the prior year’s first nine months when we experienced strong growth as the global industrial economy began to recover from the recession. The improved selling prices in 2011 were achieved in every reporting segment, led by Commodity Chemicals and each of the three coatings segments. The Commodity Chemicals and Glass segments achieved pricing gains due to continued strong demand and tightening supply in their respective end-use markets. In our coatings segments, higher selling prices further offset persistent but flattening raw material cost inflation. The favorable currency impact was primarily driven by strengthening European, Asian and Latin American currencies against the U.S. dollar compared to the first nine months of 2010.

Cost of sales, exclusive of depreciation and amortization, increased by $769 million for the first nine months of 2011 to $6,897 million compared to $6,128 million for the first nine months of 2010. About 50 percent of the increase was due to the impact of inflation, particularly increases in raw material costs, primarily in our coatings businesses, another 30 percent to the impact of foreign currency translation and 20 percent due to the cost of sales associated with the sales volume growth. Cost of sales as a percentage of sales was 61 percent for the first nine months of 2011 and 2010. This reflects a combination of slightly higher margins on the first nine months sales volume growth in 2011 due to improved product mix and the benefit of selling price increases, particularly in Commodity Chemicals, net of the impact of inflation on cost of sales. For the coatings businesses, higher pricing further offset inflation, as raw material costs escalated versus last year’s first nine months. Not all coatings businesses fully offset raw material cost inflation with higher pricing in the first nine months of 2011, and additional pricing actions are underway in several businesses to further counter inflation. For the Company in total, inflation was more than offset by higher pricing aided by Commodity Chemicals.

Selling, general and administrative expenses increased by $221 million in the first nine months of 2011 compared to the first nine months of 2010. About 45 percent of this increase was a result of foreign currency translation, and 25 percent was due to growth in the costs to support the sales volume growth in the first nine months of 2011. Additionally, nearly 25 percent of the increase was due to overhead inflation. However, these expenses declined as a percent of sales from 22.0 percent in the first nine months of 2010 to 21.4 percent in the first nine months of 2011, reflecting the benefit of our continuing efforts to aggressively manage our cost growth as our sales volume increases.

Interest expense increased $22 million to $159 million in the first nine months of 2011 from $137 million in the first nine months of 2010. This increase was driven by the Company’s $1 billion debt issuance in November of 2010. Interest income increased $7 million to $32 million in the first nine months of 2011 from $25 million in the first nine months of 2010 due to higher average investment balances in 2011 compared to 2010.

Other charges decreased to $60 million in the first nine months of 2011 as compared to $65 million in the first nine months of 2010 due primarily to $4 million lower environmental expense compared to 2010 and the absence of a $6 million 2010 antitrust litigation settlement charge. Other earnings increased to $143 million in the first nine months of 2011 as compared to $127 million for the first nine months of 2010. This increase was primarily due to higher equity earnings, primarily from our Asian fiber glass joint ventures, reflecting the improvement in the consumer electronics markets and to the bargain purchase gain related to the acquisition of Equa-Chlor during the second quarter of 2011.

The effective tax rate on pretax earnings was approximately 26 percent for the first nine months of 2011 compared to approximately 35 percent for the first nine months of 2010. The effective rate for the first nine months of 2011 included the impact of the non-taxable bargain purchase gain resulting from the Equa-Chlor acquisition. The effective rate on the remaining pretax earnings in the first nine months of 2011 was 26 percent. Income tax expense for the nine months ended September 30, 2010 included expense of $85 million resulting from the reduction of our previously provided deferred tax asset related to our liability for retiree medical costs. The deferred tax asset needed to be reduced because of U.S. healthcare legislation enacted in March 2010 that included a provision that reduced the amount of retiree medical costs that will be tax deductible after December 31, 2012. Income tax expense in 2010 also included a $3 million benefit as a result of enacted statutory rate changes. The tax rate was approximately 27 percent on the remaining pretax earnings in the first nine months of 2010. The decline in the ongoing tax rate in 2011 to 26 percent resulted principally from a shift in the geographic mix of non-U.S. earnings to countries with lower statutory tax rates.

Diluted earnings-per-share for the first nine months were $5.48. This compares to the first nine months of 2010 diluted earnings-per-share of $3.39, which included a $0.51 charge from the reduction of our previously recorded deferred tax asset. The increase in diluted earnings-per-share resulted from higher earnings as discussed above and a reduction in the shares outstanding as a result of share repurchases.

Performance of Reportable Business Segments

For Performance Coatings, sales for the first nine months were $3.5 billion, $311 million, or 10 percent, higher than the prior year’s period. The sales increase was comprised of 5 percent due to price, 4 percent due to currency and 1 percent due to volume. Segment earnings improved 9 percent to $533 million. The 1 percent volume increase included severely negative U.S. architectural coatings results in April due to weather conditions. Architectural volume trends improved in the remainder of the nine month period, but still ended the first nine months of 2011 slightly negative compared to a year ago. Offsetting these lower architectural volumes were volume gains in aerospace, based on high end-use market activity levels, along with improvement in automotive refinish driven by continued Asia/Pacific growth and U.S. market share gains. Protective and marine coatings volumes were flat year over year. Segment earnings grew by $42 million. The impacts of improved volumes in automotive refinish and aerospace, manufacturing cost reductions and favorable currency impacts more than offset the negative impact of inflation net of price to result in the earnings improvement in the nine-month period of 2011 compared to the same period in 2010. Pricing improved in all businesses reflecting the continuing efforts to address persistent input cost inflation.

The Industrial Coatings segment’s sales increased to $3.1 billion, up 14 percent, in comparison with the prior year’s first nine months. The sales increase was comprised of 5 percent due to currency, 6 percent due to volume and 3 percent due to price. First nine months earnings of $332 million were up $33 million. Segment volume grew by 6 percent on solid global industrial demand, with positive results in all three business units. Industrial and automotive OEM growth rates were higher in Asia as a result of continued growth in the region, and in Europe stemming from higher exports. Currency contributed about one-third of the sales gain, reflecting stronger European and Asian currencies and the broad geographic diversity of the segment sales. Segment earnings increased by $33 million as the impact of higher volume and currency overcame the adverse impact of inflation net of price and manufacturing cost reduction.

Architectural Coatings – EMEA segment sales were $1,655 million, up $207, million or 14 percent, versus last year’s period. The sales increase was comprised of 8 percent due to currency, 2 percent due to volume and 4 percent due to price. Segment earnings were up $4 million compared to the prior year. Positive year-over-year earnings resulted from the earnings impact of volume growth, lower overhead and currency translation. Offsetting these items was a $9 million charge related to a U.K. based retail DIY customer who filed for bankruptcy during the second quarter of 2011 and the adverse impact of inflation net of price increases.

First nine month sales for the Optical and Specialty Materials segment were $945 million, up $72 million, or 8 percent. Earnings grew by 9 percent to $273 million as sales and earnings improved in both businesses. Both optical products and silicas achieved sales growth coming largely from higher volumes and the impact of currency. The silicas business volumes have benefitted from the higher automotive OEM production. Optical products sales growth in the mature regions was in the mid-single digit percentage range. Supporting this growth was higher selling and advertising costs, with expense in emerging regions higher based on continued efforts to broaden geographic penetration. Optical earnings increased on higher pricing and volume that exceeded the impact of inflation. Silicas posted strong earnings growth on higher sales into the tire and battery end-use markets.

Commodity Chemicals segment sales in the first nine months of 2011 versus the prior year grew by $276 million to $1,334 million and earnings increased from $116 million to $307 million. Higher pricing was the key factor producing the improved sales and earnings. Capacity utilization was lower in the second and third quarters due to planned and unplanned production outages, resulting in higher maintenance expenses. Natural gas unit costs were modestly lower year-over-year.

First nine month sales for the Glass segment were $805 million, up $78 million, or 11 percent. The sales increase was comprised of 5 percent due to price, 4 percent due to volume and 2 percent due to currency. Solid fiber glass pricing gains drove the sales growth, with both businesses also recording improved volume trends. Currency translation also contributed to the growth. Segment earnings grew to $78 million, compared to $45 million a year ago. Higher sales prices and volumes were the primary drivers of the earnings improvement. Also contributing to the increased earnings were higher equity earnings, primarily related to our joint venture selling to the electronics industry. The earnings results were tempered somewhat by higher fiber glass maintenance costs, lower capacity utilization in the third quarter and higher overhead costs.

Liquidity and Capital Resources

PPG ended the quarter with cash and short-term investments totaling approximately $1.3 billion compared to $2.0 billion at December 31, 2010.

Cash from operating activities for the nine months ended September 30, 2011 was $777 million versus cash from operations of $698 million for the comparable period of 2010. Cash from operations and the Company’s debt capacity are expected to continue to be sufficient to fund operating activities, capital spending, including acquisitions, dividend payments, debt service, amounts due under the proposed asbestos settlement, share repurchases and contributions to pension plans. Other sources and uses of cash during the nine months ended September 30, 2011 included:

•

Capital expenditures, excluding acquisitions year to date were $235 million, or about 2 percent of sales. Anticipated 2011 capital spending is expected to be in the range of 2 percent to 3 percent of sales.

•

Cash spent on acquisitions totaled $56 million. During the third quarter, the Company announced, but has not yet closed, the acquisition of Colpisa, a Colombian producer of automotive OEM and refinish coatings. The previously announced acquisition of Dyrup is now scheduled to close in early January 2012.

•

PPG does not have a mandatory contribution to make to its U.S. defined benefit pension plans in 2011; however, PPG made voluntary contributions of $50 million to these plans in January 2011. PPG expects to make mandatory contributions to its non-U.S. plans in 2011 of approximately $75 million, of which $64 million was made as of September 30, 2011.

•

The Company received $168 million during the second quarter from Pittsburgh Glass Works LLC (“PGW”) an equity affiliate in which PPG holds an approximate 40 percent interest. The $168 million was comprised of the repayment of $90 million of notes receivable due from the affiliate and a $78 million return of capital.

•

The Company prepaid a $400 million unsecured term loan in the second quarter of 2011 using cash on hand. This term loan had a scheduled maturity date of June of 2012. There are no further sizable debt payments anticipated for the year.

•

Dividends paid totaled $268 million. Stock repurchases totaled $633 million. Since the beginning of 2010, PPG has repurchased approximately 16 million shares of its stock for $1.2 billion, at an average share price of about $79. The Company has approximately 1.7 million shares remaining under its previous share repurchase authorization. On October 20, 2011, the PPG Board of Directors authorized the repurchase of an additional 10 million shares of PPG stock.

The ratio of total debt, including capital leases, to total debt and equity was 50 percent at September 30, 2011 and 53 percent at December 31, 2010, respectively.

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

(Millions, except percentages)	Sept. 30 2011	Sept. 30 2010	Dec. 31 2010
Trade Receivables, Net	$2,817	$2,677	$2,447
Inventories, FIFO	1,967	1,839	1,773
Trade Creditors’ Liabilities	1,690	1,561	1,626

Operating Working Capital	$3,094	$2,955	$2,595

Operating Working Capital as a % of Sales	20.1%	21.3%	19.2%

The change in operating working capital elements, excluding the impact of currency and acquisitions, was an increase of $530 million and $302 million during the nine months ended September 30, 2011 and 2010, respectively. This increase is the result of trade receivables increasing in line with the increase in the third quarter of 2011 sales. Days sales outstanding at September 30, 2011 was 67 days, which was level with December 31, 2010 and a 4 day improvement over September 30, 2010.

Currency

From December 31, 2010 to September 30, 2011, the U.S. dollar strengthened against certain currencies in the countries in which PPG operates. As a result, consolidated net assets at September 30, 2011 decreased by $118 million, compared to December 31, 2010, primarily due to the effects of translating the net assets of PPG’s operations denominated in non-U.S.

currencies to the U.S. dollar. However, comparing exchange rates during the first nine months of 2011 to those of the first nine months of 2010, in the countries in which PPG operates, the U.S. dollar was generally weaker, which had a favorable impact on September 30, 2011 pretax earnings of $45 million from the translation of these foreign earnings into U.S. dollars.

New Accounting Standards

See Note 2, “New Accounting Standards,” to the accompanying condensed consolidated financial statements for further details on recently issued new accounting guidance.

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

As of September 30, 2011 and December 31, 2010, PPG had reserves for environmental contingencies totaling $242 million and $272 million, respectively, of which $77 million and $83 million, respectively, were classified as current liabilities. Pretax charges against income for environmental remediation costs totaled $3 million and $15 million, respectively, for the three and nine months ended September 30, 2011 and $7 million and $19 million, respectively, for the three and nine months ended September 30, 2010, and are included in “Other charges” in the accompanying condensed consolidated statement of income. Cash outlays related to such environmental remediation aggregated $9 million and $43 million, respectively, for the three and nine months ended September 30, 2011 and $11 million and $23 million, respectively, for the three and nine months ended September 30, 2010. The impact of foreign currency decreased the liability by $2 million and $1 million in the first nine months of 2011 and 2010, respectively.

In addition to the amounts currently reserved for environmental remediation, the Company may be subject to loss contingencies related to environmental matters estimated to be as much as $200 million to $400 million, which is unchanged from the previously reported range. Such unreserved losses are reasonably possible but are not currently considered to be probable of occurrence.

Our continuing efforts to analyze and assess the environmental issues associated with a former chromium manufacturing plant site located in Jersey City, N.J. and at the Calcasieu River Estuary located near our Lake Charles, La. chlor-alkali plant resulted in a pretax charge of $173 million in the third quarter of 2006 for the estimated costs of remediating these sites. These charges for estimated environmental remediation costs in 2006 were significantly higher than PPG’s historical range. Excluding 2006, pretax charges against income have ranged between $10 million and $35 million per year for the past 15 years. We anticipate that charges against income in 2011 for environmental remediation costs will be within this historical range.

Management expects cash outlays for environmental remediation costs to be approximately $60 million to $70 million in 2011 and to range from $50 million to $70 million annually through 2014. It is possible that technological, regulatory and enforcement developments, the results of environmental studies and other factors could alter our expectations with respect to charges against income and future cash outlays. Specifically, the level of expected cash outlays and charges for environmental remediation costs are highly dependent upon activity related to the former chromium manufacturing plant site in New Jersey, as PPG awaits approval of work plans that have been submitted to the applicable regulatory agencies.

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

With the exception of the increase in the notional amount of PPG’s fixed to variable rate interest rate swaps from $450 million to $1,045 million in the first quarter of 2011 and the subsequent decrease in the notional amount to $445 million in the third quarter of 2011, there were no material changes in the Company’s exposure to market risk from December 31, 2010 to September 30, 2011. The fair value of these instruments was a net asset of $26 million and $20 million as of September 30, 2011 and December 31, 2010, respectively. The fair value of these swaps would have changed unfavorably by $1 million as of September 30, 2011 and December 31, 2010 if variable interest rates increased by 10 percent.

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

PPG received a proposed Consent Order and Final Agreement (“COFA”) from the U.S. Environmental Protection Agency (“USEPA”) on May 11, 2011, which included a proposed penalty of $338,000 relating to the alleged exceedance of emission limits for dioxins and furans from the Energy Recovery Unit (“ERU”) at its Circleville facility. The COFA alleges that PPG failed to meet dioxin and furan limits during a comprehensive performance test on the air pollution control equipment on the ERU conducted between August and September of 2009 until the ERU was temporarily shut down on September 17, 2009. In the COFA, USEPA also alleged that PPG failed to comply with its Start-up, Shutdown and Malfunction Plan (the “SSM Plan”) during an unspecified period of time in 2009. The ERU resumed operations on or about October 14, 2009, and PPG believes that it has been operated in compliance with applicable limits since that time. It is PPG’s position that the allegations in the COFA are not correct and that PPG did not violate any applicable legal requirements. On September 30, 2011, PPG and USEPA negotiated a settlement in order to resolve this matter which has been memorialized in a revised COFA that requires PPG to pay to USEPA a civil penalty of $175,000 by November 15, 2011 and to revise the ERU’s SSM Plan by October 31, 2011.

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

Under the PPG Deferred Compensation Plan for Directors, each director may elect to defer the receipt of all or any portion of the compensation paid to such director for serving as a PPG director. All deferred payments are held in the form of common stock equivalents. Payments out of the deferred accounts are made in the form of common stock of the Company (and cash as to any fractional common stock equivalent). In the third quarter of 2011, the directors, as a group, were credited with 2,984 common stock equivalents under this plan. The value of each common stock equivalent, when credited, ranged from $73.12 to $91.85.

Issuer Purchases of Equity Securities

The following table summarizes the Company’s stock repurchase activity for the three months ended September 30, 2011:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Programs
July 2011
Repurchase program	556,852	$89.79	556,852	4,409,208
August 2011
Repurchase program	1,343,578	$74.43	1,343,578	3,065,630
September 2011
Repurchase program	1,356,338	$73.80	1,356,338	1,709,292

Total quarter ended September 30, 2011
Repurchase program (2)	3,256,768	$76.80	3,256,768	1,709,292

(1)	These shares were repurchased under a 10 million share repurchase program approved in October 2010. This repurchase program has no expiration date.
(2)	In October 2011, PPG’s Board of Directors approved an additional 10 million share repurchase program, which shares are not included in the maximum number of shares that could be repurchased at September 30, 2011 presented in the table above. This program does not have an expiration date and was effective immediately.

Item 6.	Exhibits

See the Index to Exhibits on Page 51.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PPG INDUSTRIES, INC.
(Registrant)

Date: October 31, 2011	By	/s/ David B. Navikas
David B. Navikas Senior Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

PPG Industries, Inc. and Consolidated Subsidiaries

Index to Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q.

†10.1	Employment Agreement, dated September 12, 2011, between PPG Industries, Inc. and Pierre-Marie De Leener.

†10.2	Agreement, dated September 12, 2011, between PPG Industries Europe Sárl and Pierre-Marie De Leener terminating the Employment Agreement, dated July 1, 2008, between PPG Industries Europe Sárl and Pierre-Marie De Leener.

†12	Computation of Ratio of Earnings to Fixed Charges for the Nine Months Ended September 30, 2011 and for the Five Years Ended December 31, 2010.

†31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed herewith.
*	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2011 and 2010, (ii) the Condensed Consolidated Balance Sheet at September 30, 2011 and December 31, 2010, (iii) the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2011. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.