Form 10-Q
period 2012-03-31
PPG INDUSTRIES INC
filed 2012-04-30
CIK 79879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2012

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

As of March 31, 2012, 152,286,501 shares of the Registrant’s common stock, par value $1.66-2/3 per share, were outstanding.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Income (Unaudited)

(Millions, except per share amounts)

	Three Months Ended March 31
	2012	2011
Net sales	$3,752	$3,533
Cost of sales, exclusive of depreciation and amortization	2,229	2,127
Selling, general and administrative	851	797
Depreciation	89	86
Amortization (Note 6)	29	31
Research and development	111	103
Interest expense	51	53
Interest income	(10)	(10)
Business restructuring (Note 7)	208	—
Asbestos settlement – net (Note 18)	3	3
Other charges (Note 18)	171	32
Other earnings	(31)	(40)

Income before income taxes	51	351

Income tax expense (Note 11)	—	92

Net income attributable to the controlling and noncontrolling interests	51	259
Less: net income attributable to noncontrolling interests	(38)	(31)

Net income (attributable to PPG)	$13	$228

Earnings per common share (Note 10)	$0.08	$1.42

Earnings per common share – assuming dilution (Note 10)	$0.08	$1.40

Dividends per common share	$0.57	$0.55

The accompanying notes to the condensed consolidated financial statements are an integral part of these consolidated statements.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Comprehensive Income (Unaudited)

(Millions)

	Three Months Ended March 31
	2012	2011
Net income attributable to the controlling and noncontrolling interests	$51	$259

Other comprehensive income, net of tax:
Pension and other postretirement benefits (Note 12)	8	44
Unrealized currency translation adjustment	137	173
Unrealized income on marketable securities	—	1
Net change – derivatives (Note 15)	6	9

Other comprehensive income, net of tax	151	227

Total comprehensive income	202	486
Less: amounts attributable to noncontrolling interests:
Net income	(38)	(31)
Unrealized currency translation adjustment	(4)	(3)

Comprehensive income attributable to PPG:	$160	$452

The accompanying notes to the condensed consolidated financial statements are an integral part of these consolidated statements.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheet (Unaudited)

(Millions)

	March 31,	Dec. 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$978	$1,457
Short-term investments	56	25
Receivables (less allowance for doubtful accounts of $82 and $71)	3,236	2,830
Inventories (Note 5)	1,830	1,607
Other	844	775

Total current assets	6,944	6,694

Property (net of accumulated depreciation of $6,023 and $5,893)	2,785	2,721
Investments	426	387
Goodwill (Note 6)	2,729	2,660
Identifiable intangible assets - net (Note 6)	1,132	1,125
Other assets	818	795

Total	$14,834	$14,382

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt and current portion of long-term debt (Note 8)	$669	$108
Asbestos settlement (Note 18)	610	593
Accounts payable and accrued liabilities	3,133	2,996
Business restructuring (Note 7)	146	5

Total current liabilities	4,558	3,702

Long-term debt (Note 8)	2,988	3,574
Asbestos settlement (Note 18)	244	241
Deferred income taxes	262	272
Accrued pensions (Note 12)	961	968
Other postretirement benefits (Note 12)	1,312	1,307
Other liabilities	993	872

Total liabilities	11,318	10,936

Commitments and contingent liabilities (Note 18)

Shareholders’ equity (Note 13):
Common stock	484	484
Additional paid-in capital	797	783
Retained earnings	9,213	9,288
Treasury stock, at cost	(5,548)	(5,506)
Accumulated other comprehensive loss	(1,653)	(1,800)

Total PPG shareholders’ equity	3,293	3,249
Noncontrolling interests	223	197

Total shareholders’ equity	3,516	3,446

Total	$14,834	$14,382

The accompanying notes to the condensed consolidated financial statements are an integral part of this consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows (Unaudited)

(Millions)

	Three Months Ended March 31
	2012	2011
Operating activities:
Net income attributable to controlling and noncontrolling interests	$51	$259
Adjustments to reconcile net income to cash from operations:
Depreciation and amortization	118	117
Pension expense (Note 12)	40	34
Business restructuring (Note 7)	208	—
Environmental remediation (Note 18)	159	—
Equity affiliate earnings, net of dividends	(2)	(4)
Asbestos settlement, net of tax	2	2
Cash contributions to pension plans	(16)	(101)
Restructuring cash spending (Note 7)	(7)	(7)
Change in certain asset and liability accounts:
Increase in receivables	(303)	(312)
Increase in inventories	(143)	(142)
Increase in other current assets	(14)	(65)
(Decrease) increase in accounts payable and accrued liabilities	(27)	10
Decrease (increase) in noncurrent assets	2	(1)
(Decrease) increase in noncurrent liabilities	(11)	10
Change in accrued tax and interest	(73)	16
Other	14	28

Cash used for operating activities	(2)	(156)

Investing activities:
Capital spending:
Additions to property and long-term investments	(68)	(54)
Business acquisitions, net of cash balances acquired (Note 4)	(44)	(10)
Deposit of cash into escrow	(26)	—
Release of cash held in escrow	19	—
Purchase of short-term investments	(50)	(100)
Proceeds from maturity of short-term investments	—	150
Payments on cross currency swap contracts	(41)	(46)
Reductions of other property and investments	29	15

Cash used for investing activities	(181)	(45)

Financing activities:
Debt:
Net change in borrowings with maturities of three months or less	21	(4)
Proceeds from other short-term debt	—	2
Repayment of 6 7/8% notes at maturity (Note 8)	(71)	—
Repayment of acquired debt (Note 8)	(104)	—
Repayment of other long-term debt	(1)	(2)
Other financing activities:
Issuance of treasury stock (Note 13)	50	37
Purchase of treasury stock (Note 13)	(92)	(283)
Dividends paid (Note 13)	(87)	(89)
Dividends paid on subsidiary common stock to noncontrolling interests (Note 13)	(15)	—
Other	(13)	(14)

Cash used for financing activities	(312)	(353)

Effect of currency exchange rate changes on cash and cash equivalents	16	9

Net decrease in cash and cash equivalents	(479)	(545)
Cash and cash equivalents, beginning of period	1,457	1,341

Cash and cash equivalents, end of period	$978	$796

The accompanying notes to the condensed consolidated financial statements are an integral part of this consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position of PPG Industries, Inc. and subsidiaries (the “Company” or “PPG”) as of March 31, 2012, and the results of their operations for the three months ended March 31, 2012 and 2011 and their cash flows for the three months then ended. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in PPG’s Annual Report on Form 10-K for the year ended December 31, 2011.

The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year.

2. New Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued an amendment to the fair value measurement guidance and disclosure requirements that established common U.S. Generally Accepted Accounting Principles (“GAAP”) and International Financial Reporting Standards (“IFRS”) measurement and reporting requirements. The new requirements were effective for the first interim or annual period beginning after December 15, 2011 and were to be applied prospectively. PPG adopted the new requirements in the first quarter of 2012; however, the adoption of this guidance did not have a material effect on its consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued an amendment to the requirements for presenting comprehensive income. The new requirements were effective for the first interim or annual period beginning after December 15, 2011 and were to be applied retrospectively. The standard requires other comprehensive income to be presented in a continuous statement of comprehensive income that would combine the components of net income and other comprehensive income, or in a separate, but consecutive, statement following the statement of income. PPG adopted these new requirements in the first quarter of 2012.

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

Assets and liabilities reported at fair value on a recurring basis:

(Millions)

	000000	000000	000000	000000
	Level 1	Level 2	Level 3	Total
At March 31, 2012

Short-term investments:
Marketable equity securities	$4	$—	$—	$4
Other current assets:
Foreign currency contracts(1)	—	6	—	6
Equity forward arrangement(1)	—	74	—	74
Investments:
Marketable equity securities	64	—	—	64
Other assets:
Interest rate swaps(1)	—	24	—	24
Accounts payable and accrued liabilities:
Foreign currency contracts(1)	—	1	—	1
Natural gas swap contracts(1)	—	7	—	7
Cross currency swaps(1)	—	41	—	41
Forward starting swaps(1)	—	85	—	85
Other liabilities:
Cross currency swaps(1)	—	76	—	76
Foreign currency contracts(1)	—	1	—	1

(1)	This entire balance is designated as a hedging instrument under U.S. GAAP.

	000000	000000	000000	000000
At December 31, 2011

Short-term investments:
Commercial paper and restricted cash	$—	$21	$—	$21
Marketable equity securities	4	—	—	4
Other current assets:
Foreign currency contracts(1)	—	1	—	1
Interest Rate Swaps(1)	—	1	—	1
Equity forward arrangement(1)	—	56	—	56
Investments:
Marketable equity securities	56	—	—	56
Other assets:
Interest rate swaps(1)	—	25	—	25
Accounts payable and accrued liabilities:
Foreign currency contracts(1)	—	6	—	6
Forward starting swaps(1)	—	92	—	92
Natural gas swap contracts(1)	—	9	—	9
Other liabilities:
Cross currency swaps(1)	—	120	—	120
Foreign currency contracts(1)	—	1	—	1

(1)	This entire balance is designated as a hedging instrument under U.S. GAAP.

Assets and liabilities reported at fair value on a nonrecurring basis:

(Millions)

As a result of finalizing a restructuring plan, as discussed in Note 7, “Business Restructuring,” long-lived assets with a carrying amount of $10 million were written-down to their fair value of $7 million, resulting in a charge of $3 million, which was included in the business restructuring expense reported in the three months ended March 31, 2012. These long-lived assets were valued using Level 3 inputs.

4. Acquisitions

During the three months ended March 31, 2012, the Company closed two acquisitions related to its coatings businesses. The total cost of these acquisitions was $202 million, including assumed debt of $120 million. These acquisitions also provide for contingent payments and escrowed holdbacks.

In early January 2012, PPG completed the purchase of European coatings company Dyrup A/S (“Dyrup”), based in Copenhagen, Denmark, from its owner, Monberg & Thorsen A/S, a public holding company, for $44 million, of which $26 million is currently being held in escrow. As part of the transaction, PPG assumed debt of $120 million and acquired cash of $6 million. Dyrup, a producer of architectural coatings and woodcare products, operates six manufacturing facilities throughout Europe, and its products are sold primarily in Denmark, France, Germany, Portugal, Poland, and Spain through professional and do-it-yourself channels.

Also in early January 2012, PPG completed the purchase of the coatings businesses of Colpisa Colombiana de Pinturas and its affiliate, Colpisa Equador (“Colpisa”), for $38 million, of which $7 million is currently being held back as contingent payments. Colpisa manufactures and distributes coatings for automotive original equipment manufacturer (“OEM”), automotive refinish and industrial customers in Colombia and Ecuador.

The preliminary purchase price allocations related to the acquisitions made in 2012 resulted in an excess of purchase price over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed, which has been recorded as an addition to goodwill. The acquisitions included a $6 million flow-through cost of sales of the step up to fair value of inventory acquired.

The following table summarizes the estimated fair value of assets acquired and liabilities assumed as reflected in the preliminary purchase price allocations recorded as of March 31, 2012.

(Millions)
Cash	$6
Current assets	132
Property, plant, and equipment	80
Goodwill	11
Other non-current assets	39

Total assets	$268

Short-term debt	(110)
Current liabilities	(59)
Long-term debt	(10)
Other long-term liabilities	(7)

Net assets	$82

Total purchase price including cash in escrow and contingent payments	$82

During the three months ended March 31, 2011, PPG spent $10 million on acquisitions.

5. Inventories

Inventories as of March 31, 2012 and December 31, 2011 are detailed below:

	March 31,	Dec. 31,
	2012	2011
	(Millions)
Finished products	$1,092	$935
Work in process	163	144
Raw materials	458	414
Supplies	117	114

Total	$1,830	$1,607

Most U.S. inventories are valued using the last-in, first-out method. These inventories represented approximately 34 percent and 35 percent of total inventories at March 31, 2012 and December 31, 2011, respectively. If the first-in, first-out method of inventory valuation had been used, inventories would have been $248 million and $232 million higher as of March 31, 2012 and December 31, 2011, respectively.

6. Goodwill and Other Identifiable Intangible Assets

The change in the carrying amount of goodwill attributable to each reportable segment for the three months ended March 31, 2012 was as follows:

	Performance Coatings	Industrial Coatings	Architectural Coatings – EMEA	Optical and Specialty Materials	Commodity Chemicals	Glass	Total
	(Millions)
Balance, Dec. 31, 2011	$1,139	$484	$933	$48	$6	$50	$2,660
Acquisitions	1	3	7	—	—	—	11
Currency	16	10	29	1	—	2	58

Balance, March 31, 2012	$1,156	$497	$969	$49	$6	$52	$2,729

The carrying amount of acquired trademarks with indefinite lives as of March 31, 2012 and December 31, 2011 totaled $325 million and $316 million, respectively.

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and are detailed below:

	March 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(Millions)
Acquired technology	$518	$(325)	$193	$511	$(308)	$203
Customer-related intangibles	983	(439)	544	945	(412)	533
Tradenames	124	(54)	70	116	(50)	66
Other	33	(33)	—	32	(25)	7

Balance	$1,658	$(851)	$807	$1,604	$(795)	$809

Aggregate amortization expense related to these identifiable intangible assets for the three months ended March 31, 2012 and 2011 was $29 million and $31 million, respectively. As of March 31, 2012, estimated future amortization expense of identifiable intangible assets is as follows: $88 million for the remaining nine months of 2012, approximately $107 million in 2013, approximately $100 to $105 million in 2014 and 2015 and approximately $85 million in 2016 and 2017.

7. Business Restructuring

In March 2012, the Company finalized a restructuring plan to reduce its cost structure, primarily due to continuing weak economic conditions in Europe and in the commercial and residential construction markets in the U.S. and Europe. As part of this restructuring plan, PPG will close several laboratory, warehouse and distribution facilities and small production units and will reduce staffing. The restructuring will impact a number of businesses globally, primarily the global architectural businesses and general and administrative functions in Europe.

As a result of this restructuring plan, in March 2012 the Company recorded a charge of $208 million for business restructuring, including severance and other costs of $160 million, asset write-offs of $53 million, and a net pension curtailment gain of $5 million. The Company expects to incur additional costs of approximately $8 million directly associated with the restructuring actions for demolition, dismantling, relocation and training that will be charged to expense as incurred. The Company expects to incur the majority of these additional expenses ratably over the remainder of 2012.

The following table summarizes the restructuring plan and the activity in the restructuring reserve during the quarter:

(Millions, except no. of employees)	Severance and Other Costs	Pension Curtailment (Gains)/Losses	Asset Write-offs	Total Reserve	Employees Impacted
Performance Coatings	$52	$1	$12	$65	740

Industrial Coatings	39	(1)	8	46	348

Architectural Coatings -EMEA	65	(5)	3	63	795

Optical & Specialty Materials	2	—	30	32	50

Commodity Chemicals	1	—	—	1	22

Corporate	1	—	—	1	4

Total	$160	$(5)	$53	$208	1,959

Activity to date	(5)	5	(53)	(53)	(82)

Balance as of March 31, 2012	$155	$—	$—	$155	1,877

Amounts related to 2012 restructuring reserve that are expected to be paid out after March 31, 2013 are classified as Other liabilities in the accompanying condensed consolidated balance sheet as of March 31, 2012. In addition to the amounts related to the 2012 restructuring reserve, there were also cash payments of approximately $2 million related to prior restructuring programs made in the first quarter of 2012.

8. Debt

During the first quarter 2012, the Company reclassified the $600 million of 5.75% notes due 2013 to Short-term debt and current portion of long-term debt in the accompanying condensed consolidated balance sheet as these notes are now due to be repaid within 12 months. Also during the first quarter, the Company assumed $120 million of debt in the Dyrup acquisition; repaid $104 million of that debt, and repaid the $71 million of 6 7/8% notes upon their maturity.

9. Variable Interest Entities

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

The following table summarizes PPG’s maximum exposure to loss associated with RS Cogen.

(Millions)
Investment in and advances to RS Cogen	$11
Take-or-pay obligation under power tolling arrangement through 2023	251

Maximum exposure to loss as of March 31, 2012	$262

10. Earnings Per Common Share

The following table presents the earnings per common share calculations for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31
(Millions, except per share amounts)	2012	2011

Earnings per common share (attributable to PPG)
Net income (attributable to PPG)	$13	$228
Weighted average common shares outstanding	152.8	160.4

Earnings per common share (attributable to PPG)	$0.08	$1.42

Earnings per common share - assuming dilution (attributable to PPG)
Net income (attributable to PPG)	$13	$228

Weighted average common shares outstanding	152.8	160.4

Effect of dilutive securities:
Stock options	0.9	1.3
Other stock compensation plans	0.8	0.8

Potentially dilutive common shares	1.7	2.1

Adjusted weighted average common shares outstanding	154.5	162.5

Earnings per common share - assuming dilution (attributable to PPG)	$0.08	$1.40

There were no antidilutive outstanding stock options for the three months ended March 31, 2012. Excluded from the computation of diluted earnings per share due to their antidilutive effect were 0.6 million outstanding stock options for the three months ended March 31, 2011.

11. Income Taxes

The effective tax rate on pretax earnings for the quarter ended March 31, 2012 was zero percent compared to approximately 26 percent in the first quarter of 2011. The first quarter 2012 effective tax rate includes tax benefits of $60 million or 37.7 percent on the $159 million charge for environmental remediation costs, $45 million or 21.4 percent on the $208 million business restructuring charge and $2 million or 28.6 percent on the acquisition-related expenses of $6 million. The effective tax rate on the remaining pre-tax earnings was 25 percent resulting in tax expense of $107 million.

The Company files federal, state and local income tax returns in numerous domestic and foreign jurisdictions. In most tax jurisdictions, returns are subject to examination by the relevant tax authorities for a number of years after the returns have been filed. The Company is no longer subject to examinations by tax authorities in any major tax jurisdiction for years before 2003. Additionally, the Internal Revenue Service (“IRS”) has completed its examination of the Company’s U.S. federal income tax returns filed for years through 2008. The IRS is currently conducting its examination of the Company’s U.S. federal income tax returns for 2009 and 2010. The examination of the 2009 return is expected to be completed during 2012, the examination of the 2010 return is expected to be completed during 2013.

12. Pensions and Other Postretirement Benefits

The net periodic benefit costs for the three months ended March 31, 2012 and 2011 were as follows:

	Pensions		Other Postretirement Benefits
	Three Months Ended March 31		Three Months Ended March 31
	2012	2011	2012	2011
	(Millions)
Service cost	$17	$17	$6	$5
Interest cost	61	63	15	16
Expected return on plan assets	(75)	(78)	—	—
Amortization of prior service cost	—	—	(2)	(3)
Amortization of actuarial losses	37	28	10	7
Curtailment (gains) losses	—	4	—	—

Net periodic pension cost	$40	$34	$29	$25

PPG does not have a mandatory contribution to make to its U.S. defined benefit pension plans in 2012; however, the Company may make voluntary contributions to its U.S. pension plans in 2012 of up to $60 million. PPG expects to make mandatory contributions to its non-U.S. plans in 2012 of approximately $90 million, of which $16 million was made as of March 31, 2012.

In January 2011, the Company approved an amendment to one of its U.S. defined benefit pension plans that represented 77 percent of the total U.S. projected benefit obligation at December 31, 2010. Pursuant to this amendment, employees ceased accruing benefits under this plan as of December 31, 2011 or will cease accruing benefits as of December 31, 2020 depending upon the employee’s combined age and service to PPG. The affected employees will participate in the Company’s defined contribution retirement plan from the date their benefit under the defined benefit plan is frozen. The Company remeasured the projected benefit obligation of the amended plan, which resulted in an approximate $65 million reduction in the liability and lowered 2011 pension expense by approximately $12 million. The Company recognized a curtailment loss associated with this plan amendment of $4 million in the first quarter of 2011.

13. Shareholders’ Equity

The following tables present the change in total shareholders’ equity for the three months ended March 31, 2012 and 2011, respectively:

(Millions)	Total PPG Shareholders’ Equity	Non- controlling Interests	Total
Balance, January 1, 2012	$3,249	$197	$3,446
Net income	13	38	51
Other comprehensive income, net of tax	147	4	151
Cash dividends	(87)	—	(87)
Issuance of treasury stock	58	—	58
Purchase of treasury stock	(92)	—	(92)
Stock-based compensation activity	5	—	5
Dividends paid on subsidiary common stock to noncontrolling interests	—	(15)	(15)
Other changes in noncontrolling interests	—	(1)	(1)

Balance, March 31, 2012	$3,293	$223	$3,516

(Millions)	Total PPG Shareholders’ Equity	Non- controlling Interests	Total
Balance, January 1, 2011	$3,638	$195	$3,833
Net income	228	31	259
Other comprehensive income, net of tax	224	3	227
Cash dividends	(89)	—	(89)
Issuance of treasury stock	59	—	59
Purchase of treasury stock	(283)	—	(283)
Stock-based compensation activity	(11)	—	(11)

Balance, March 31, 2011	$3,766	$229	$3,995

14. Financial Instruments, Excluding Derivative Financial Instruments

Included in PPG’s financial instrument portfolio are cash and cash equivalents, short-term investments, cash held in escrow, marketable equity securities, company-owned life insurance and short and long-term debt instruments. The fair values of these financial instruments approximated their carrying values at March 31, 2012 and December 31, 2011, in the aggregate, except for long-term debt.

Long-term debt (excluding capital lease obligations) had carrying and fair values totaling $3,560 million and $4,075 million, respectively, as of March 31, 2012. Long-term debt (excluding capital lease obligations) had carrying and fair values totaling $3,617 million and $4,154 million, respectively, as of December 31, 2011. The fair values of the debt instruments were based on discounted cash flows and interest rates then currently available to the Company for instruments of the same remaining maturities. The fair value of debt is measured using level 2 inputs.

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

PPG enters into derivative financial instruments with high credit quality counterparties and diversifies its positions among such counterparties in order to reduce its exposure to credit losses. The Company did not realize a credit loss on derivatives during the three months ended March 31, 2012 or 2011.

PPG centrally manages certain of its foreign currency transaction risks to minimize the volatility in cash flows caused by currency fluctuations. Decisions on whether to use derivative financial instruments to hedge the net transaction exposures related to all regions of the world are made based on the amount of those exposures by currency and, in certain situations, an assessment of the near-term outlook for certain currencies. This net hedging strategy does not qualify for hedge accounting; therefore, the change in the fair value of these instruments is recorded in Other charges in the accompanying condensed consolidated statement of income in the period of change. As of March 31, 2012 and December 31, 2011, the fair value of these contracts were assets of less than $0.1 million and $0.4 million, respectively.

PPG designates forward currency contracts as hedges against the Company’s exposure to variability in exchange rates on short-term intercompany borrowings and transactions denominated in foreign currencies. To the extent effective, changes in the fair value of these instruments are deferred in AOCI and subsequently reclassified to Other charges in the accompanying condensed consolidated statement of income as foreign exchange gains and losses are recognized on the related intercompany transactions. The portion of the change in fair value considered to be ineffective is recognized immediately in Other charges in the accompanying condensed consolidated statement of income. All amounts related to these instruments deferred in AOCI as of March 31, 2012 will be reclassified to earnings within the next twelve months. As of

March 31, 2012 and December 31, 2011, the fair value of these instruments was a net asset of $5 million and a net liability of $5 million, respectively.

PPG designates forward currency contracts as hedges against the Company’s exposure to future changes in fair value related to certain firm sales commitments denominated in foreign currencies. These contracts are designated as fair value hedges. As such, they are reported at fair value in the Company’s condensed consolidated balance sheet, with changes in the fair value of these contracts and that of the related firm sales commitments reported in net sales. As of March 31, 2012, these contracts converted $82 million to the South Korean won over the 27 month period ending June 30, 2014. As of December 31, 2011, these contracts converted $91 million to the South Korean won over the 30 month period ending June 30, 2014. As of March 31, 2012 and December 31, 2011, the fair value of the contracts was a net liability of $1 million.

PPG has entered into nine U.S. dollar to euro cross currency swap contracts with a total notional amount of $1.16 billion, of which $600 million will settle on March 15, 2013 and $560 million will settle on March 15, 2018. Another contract, with a notional amount of $140 million and a settlement date of March 15, 2018 was converted to cash during the first quarter of 2010. Accordingly, on settlement of the remaining outstanding contracts, PPG will receive $1.16 billion U.S. dollars and pay euros to the counterparties to the contracts. During the term of these contracts, PPG will receive semiannual payments in March and September of each year based on U.S. dollar, long-term fixed interest rates, and PPG will make annual payments in March of each year to the counterparties based on euro, long-term fixed interest rates. The Company has designated these swaps as hedges of its net investment in the acquired SigmaKalon businesses and, as a result, the mark to market fair value adjustments of the swaps have been and will be recorded as a component of AOCI, and the cash flow impact of these swaps has been and will be classified as investing activities in the condensed consolidated statement of cash flows. As of March 31, 2012 and December 31, 2011, the fair value of these contracts was a net liability of $117 million and $120 million, respectively.

As of March 31, 2012 and December 31, 2011, PPG designated €300 million euro-denominated borrowings as a hedge of a portion of PPG’s net investment in the Company’s European operations. Also during 2010, certain portions of PPG’s various other euro-denominated borrowings were designated as hedges of PPG’s investments in its European operations. As a result, the change in book value from adjusting these foreign denominated borrowings to current spot rates was deferred in AOCI.

As of March 31, 2012, the Company had accumulated pretax unrealized translation losses in AOCI of $37 million and, as of December 31, 2011, accumulated pretax unrealized translation gains in AOCI of $14 million, related to both the euro-denominated borrowings and the cross currency swaps that have been designated as hedges of net investments.

Deferrals in AOCI related to hedges of the Company’s net investments in European operations would be reclassified and recognized in earnings upon a substantial liquidation, sale or partial sale of such investments or upon impairment of all or a portion of such investments.

The Company manages its interest rate risk by balancing its exposure to fixed and variable rates while attempting to minimize its interest costs. Generally, the Company maintains variable interest rate debt at a level of approximately 25 percent to 50 percent of total borrowings. PPG principally manages its fixed and variable interest rate risk by retiring and issuing debt from time to time and through the use of interest rate swaps. As of March 31, 2012 and December 31, 2011, these swaps converted $395 million and $445 million of fixed rate debt to variable rate debt, respectively. The swaps are designated as fair value hedges. As such, these swaps are carried at fair value. Changes in the fair value of these swaps and that of the related debt are recorded in Interest expense in the accompanying condensed consolidated statement of income. As of March 31, 2012 and December 31, 2011, the fair value of these contracts was a net asset of $24 million and $26 million, respectively.

The Company entered into forward starting swaps in 2009 and in the second quarter of 2010 to effectively lock-in a fixed interest rate of 4.8 percent for future debt refinancings with an anticipated term of ten years based on the ten year swap rate, to which will be added a corporate spread. All of the swap contracts are required to be settled in July 2012. As of March 31, 2012 and December 31, 2011, the notional amount of the swaps outstanding totaled $400 million. To the extent that the swaps are effective, changes in the fair values of the swap contracts are deferred in AOCI. The portion of the change in fair value considered to be ineffective is recognized immediately in Other charges in the accompanying condensed consolidated statement of income. Amounts deferred in AOCI will be reclassified to Interest expense over the same period of time that interest expense is recognized on the future borrowings. As of March 31, 2012 and December 31, 2011, the fair value of these swaps was a liability of $85 million and $92 million, respectively.

The Company uses derivative instruments to manage its exposure to fluctuating natural gas prices through the use of natural gas swap contracts. To the extent that these instruments are effective in hedging PPG’s exposure to price changes, changes in the fair values of the hedge contracts are deferred in AOCI and reclassified to Cost of sales, exclusive of depreciation and amortization as the natural gas is purchased. The amount of ineffectiveness is reported in Other charges in the accompanying condensed consolidated statement of income immediately. As of March 31, 2012 and December 31, 2011, the fair value of these contracts was a liability of $7 million and $9 million, respectively. As of March 31, 2012, the total pretax loss deferred in AOCI related to contracts that mature within the twelve-month period ending March 31, 2013.

PPG entered into a one-year renewable equity forward arrangement with a bank in 2003 in order to mitigate the impact on PPG earnings of changes in the fair value of 1,388,889 shares of PPG stock that are to be contributed to the asbestos settlement trust as discussed in Note 18, “Commitments and Contingent Liabilities.” This instrument, which has been renewed, is recorded at fair value as an asset or liability and changes in the fair value of this instrument are reflected in the Asbestos settlement – net caption of the accompanying condensed consolidated statement of income. The total principal amount payable for these shares is $62 million. PPG will pay to the bank interest based on the principal amount and the bank will pay to PPG an amount equal to the dividends paid on these shares during the period this instrument is outstanding. The difference between the principal amount and any amounts related to unpaid interest or dividends and the current market price for these shares, adjusted for credit risk, represents the fair value of the instrument as well as the amount that PPG would pay or receive if the bank chose to net settle the instrument. Alternatively, the bank may, at its option, require PPG to purchase the shares covered by the arrangement at the principal amount adjusted for unpaid interest and dividends as of the date of settlement. As of March 31, 2012 and December 31, 2011, the fair value of this contract was an asset of $74 million and $56 million, respectively.

No derivative instrument initially designated as a hedge instrument was undesignated or discontinued as a hedging instrument during the three month periods ended March 31, 2012 or 2011. Nor were any amounts deferred in AOCI reclassified to earnings during these periods related to hedges of anticipated transactions that were no longer expected to occur.

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

For the quarter ended March 31, 2012, Other comprehensive income included a net pretax gain due to cash flow hedge derivatives of $10 million ($6 million, net of tax). This gain was comprised of realized losses of $4 million and unrealized gains of $6 million. The realized losses related to the settlement during the period of natural gas contracts, interest rate swaps owned by RS Cogen (Refer to Note 9, “Variable Interest Entities” for a discussion regarding this equity method investment), offset in part by realized gains on settlement of foreign currency contracts. The unrealized gains related to the change in fair value of forward starting swaps and foreign currency contracts, partially offset by unrealized losses related to the change in fair value of natural gas contracts and interest rate swaps owned by RS Cogen.

For the quarter ended March 31, 2011, Other comprehensive income included a net pretax gain due to cash flow hedge derivatives of $14 million ($9 million, net of tax). This gain was comprised of realized losses of $13 million and unrealized gains of $1 million. The realized losses related to the settlement during the period of natural gas contracts, interest rate swaps owned by RS Cogen (Refer to Note 9, “Variable Interest Entities” for a discussion regarding this equity method investment) and foreign currency contracts. The unrealized gains related to the change in fair value of forward starting swaps, offset in part by the change in fair value of the natural gas contracts, foreign currency contracts, and interest rate swaps owned by RS Cogen.

Refer to Note 3, “Fair Value Measurement,” for additional disclosures related to the Company’s derivative instruments outstanding as of March 31, 2012 and December 31, 2011.

The following table provides details for the three month period ended March 31, 2012 related to fair value, cash flow and net investment hedges by type of derivative and financial instrument. All amounts are pretax:

(Millions) Hedge Type	Gain (Loss) Deferred in OCI	Gain (Loss) Recognized
		Amount	Caption
Fair Value
Interest rate swaps (a)	Not applicable	$2	Interest expense
Foreign currency contracts (a)	Not applicable	—	Sales
Equity forward arrangements (a)	Not applicable	18	Asbestos - net

Total Fair Value		$20

Cash Flow
Natural gas swaps (a)	$(4)	$(6)	Cost of sales
Interest rate swaps of an equity method investee	(—)	(—)	Other earnings
Forward starting swaps (c)	8	—
Foreign currency contracts (b)	2	2	Other charges

Total Cash Flow	$6	$(4)

Net Investment
Cross currency swaps (d)	$(39)	$—
Foreign denominated debt	(12)	Not applicable

Total Net Investment	$(51)

Non-Hedge
Foreign currency contracts	Not applicable	$—	Other charges

Total Non-Hedge		$—

(a)	The ineffective portion related to each of these items was not greater than $0.1 million of income or expense.
(b)	The ineffective portion related to this item was $3 million of expense.
(c)	The ineffective portion related to this item was $0.6 million of expense.
(d)	The ineffective portion related to this item was $0.4 million of expense.

The following tables provide details for the three month period ended March 31, 2011 related to fair value, cash flow and net investment hedges by type of financial instrument. All amounts are pretax:

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

16. Cash Flow Information

Cash payments for interest were $65 million and $62 million for the three months ended March 31, 2012 and 2011, respectively. Cash payments for income taxes for the three months ended March 31, 2012 and 2011 were $48 million and $45 million, respectively.

17. Stock-Based Compensation

The Company’s stock-based compensation includes stock options, restricted stock units (“RSUs”) and grants of contingent shares that are earned based on achieving targeted levels of total shareholder return. All current grants of stock options, RSUs and contingent shares are made under the PPG Industries, Inc. Amended and Restated Omnibus Incentive Plan (“PPG Amended Omnibus Plan”), which was amended and restated effective April 21, 2011. Shares available for future grants under the PPG Amended Omnibus Plan were 8.4 million as of March 31, 2012.

Total stock-based compensation expense was $14 million and $11 million for the three months ended March 31, 2012 and 2011, respectively. The total income tax benefit recognized in the accompanying condensed consolidated statement of income related to the stock-based compensation was $5 million and $4 million for the three months ended March 31, 2012 and 2011, respectively.

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

In the first quarter of 2012, PPG granted 779,498 stock options under the PPG Amended Omnibus Plan at a weighted average exercise price of $89.94 per share. The weighted average fair value of options granted was $17.90 per share. In the first quarter of 2011, PPG granted 601,862 stock options under the PPG Omnibus Plan at a weighted average exercise price of $88.70 per share. The weighted average fair value of options granted was $19.22 per share.

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

The fair value of the grants issued in the three months ended March 31, 2012 was calculated with the following weighted average assumptions:

Risk free interest rate	1.3%
Expected life of option in years	6.5
Expected dividend yield	3.3%
Expected volatility	29.4%

Restricted Stock Units

Long-term incentive value is delivered to selected key management employees by granting RSUs, which have either time or performance-based vesting features. The fair value of an RSU is equal to the market value of a share of PPG stock on the date of grant. Time-based RSUs vest over the three-year period following the date of grant, unless forfeited, and will be paid out in the form of stock, cash or a combination of both at the Company’s discretion at the end of the three year vesting period. Performance-based RSUs vest based on achieving specific annual performance targets for earnings per share growth and cash flow return on capital over the three calendar year-end periods following the date of grant. Unless forfeited, the performance-based RSUs will be paid out in the form of stock, cash or a combination of both at the Company’s discretion at the end of the three-year performance period if PPG meets the performance targets. The amount paid for performance-based awards may range from 0% to 180% of the original grant, based upon the frequency with which the annual earnings per share growth and cash flow return on capital performance targets are met over the three calendar year periods. For the purposes of expense recognition, PPG has assumed that performance-based RSUs granted in 2010 will vest at the 150 percent level and those granted in 2011 and 2012 will vest at the 100 percent level. As of December 31, 2011, four of the four possible performance targets had been met for the 2010 grant and two of the two possible performance targets had been met for the 2011 grant.

In the first quarter of 2012, PPG granted 245,997 RSUs at a weighted average fair value of $83.27 per share. In the first quarter of 2011, PPG granted 209,602 RSUs at a weighted average fair value of $82.02 per share.

Contingent Share Grants

The Company also provides grants of contingent shares to selected key executives that may be earned based on PPG total shareholder return over the three-year period following the date of grant. Contingent share grants (referred to as “TSR awards”) are made annually and are paid out at the end of each three-year period based on the Company’s performance. Performance is measured by determining the percentile rank of the total shareholder return of PPG common stock in relation to the total shareholder return of the S&P 500 for the three-year period following the date of grant. The payment of awards following the three-year award period will be based on performance achieved in accordance with the scale set forth in the plan agreement and may range from 0 percent to 220 percent of the initial grant. A payout of 100 percent is earned if the target performance is achieved. Contingent share awards for the 2010-2012, 2011-2013, and 2012-2014 periods earn dividend equivalents for the award period, which will be paid to participants with the award payout at the end of the period based on the actual number of contingent shares that are earned. Any payments made at the end of the award period may be in the form of stock, cash or a combination of both. The TSR awards qualify as liability awards, and compensation expense is recognized over the three-year award period based on the fair value of the awards (giving consideration to the Company’s percentile rank of total shareholder return) remeasured in each reporting period until settlement of the awards.

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

Antitrust Matters

Several complaints were filed in late 2007 and early 2008 in different federal courts naming PPG and other flat glass producers as defendants in purported antitrust class actions. The complaints alleged that the defendants conspired to fix, raise, maintain and stabilize the price and the terms and conditions of sale of flat glass in the United States in violation of federal antitrust laws. In June 2008, these cases were consolidated into one federal court class action in Pittsburgh, Pa. In the consolidated complaint, the plaintiffs sought a permanent injunction enjoining the defendants from future violations of the federal antitrust laws, unspecified compensatory damages, including treble damages, and the recovery of their litigation costs. Many allegations in the complaints were similar to those raised in proceedings by the European Commission in which fines were levied against other flat glass producers arising out of alleged antitrust violations. PPG is not involved in any of the proceedings in Europe. PPG divested its European flat glass business in 1998. A complaint containing allegations substantially similar to the U.S. litigation and seeking compensatory and punitive damages in amounts to be determined by the court was filed in the Superior Court in Windsor, Ontario, Canada in August 2008 regarding the sale of flat glass in Canada. In the third quarter of 2010, the other defendants in these cases agreed to settlements. Although PPG is aware of no wrongdoing or conduct on its part in the operation of its flat glass business that violated any antitrust laws, in order to avoid the ongoing expense of this protracted case, as well as the risks and uncertainties associated with complex litigation involving jury trials, in the third quarter of 2010 PPG reached an agreement in principle to resolve these flat glass antitrust matters for approximately $6 million. Final settlement agreements were executed in the fourth quarter of 2010. The court has approved the settlements and distribution of the funds occurred during the first quarter 2012.

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

Several creditors and other interested parties filed objections to the disclosure statement. Those objections were overruled by the Bankruptcy Court by order dated July 6, 2009 approving the disclosure statement. The third amended PC plan of reorganization and disclosure statement were then sent to creditors, including asbestos claimants, for voting. The report of the voting agent, filed on February 18, 2010, revealed that all voting classes, including asbestos claimants, voted overwhelmingly in favor of the third amended PC plan of reorganization, which included the 2009 PPG Settlement Arrangement. In light of the favorable vote on the third amended PC plan of reorganization, the Bankruptcy Court conducted a hearing regarding the fairness of the proposed plan, including whether (i) the plan would be fair with respect to present and future claimants, (ii) such claimants would be treated in substantially the same manner, and (iii) the protection provided to PPG and its participating insurers would be fair in view of the assets they would convey to the Trust to be established as part of the third amended PC plan of reorganization. The hearing was held in June of 2010. The remaining objecting parties (a number of objections were resolved through plan amendments and stipulations filed before the hearing) appeared at the hearing and presented their cases. At the conclusion of the hearing, the Bankruptcy Court established a briefing schedule for its consideration of confirmation of the plan and the objections to confirmation. That briefing was completed and final oral arguments held in October 2010. On June 16, 2011 the Bankruptcy Court issued a decision denying confirmation of the third amended PC plan of reorganization. Although denying confirmation, PPG believes that the decision viewed favorably many features of that plan. Several parties filed motions for reconsideration of specific aspects of the Bankruptcy Court’s ruling. PPG filed a motion jointly with PC, Corning Incorporated, the official committee representing asbestos claimants, and the legal representatives of future asbestos claimants, and requested a deferred hearing and briefing schedule in view of potential plan amendments that might be considered in response to the June 16, 2011 ruling. Those amendments, along with other technical amendments, were filed on September 23, 2011. Since that time, the September 23, 2011 amendments have been the subject of briefings, settlement negotiations, proposed further amendments, and hearings and status conferences before the Bankruptcy Court, the most recent of which was held on April 16, 2012. At that hearing, the Bankruptcy Court deferred rulings on the motions for reconsideration pending an order regarding confirmation of the third amended PC plan of reorganization, scheduled the objecting insurers’ motion for a case management order for the June 21, 2012 omnibus hearing, and ordered further submissions in connection with the question of whether the remaining insurer objectors have standing to object to the third amended PC plan of reorganization. If the Bankruptcy Court ultimately finds the third amended PC plan of reorganization, as amended, to be acceptable, the Bankruptcy Court will enter a confirmation order if all requirements to confirm a plan of reorganization under the Bankruptcy Code have been satisfied. Such an order could be appealed to the U. S. District Court for the Western District of Pennsylvania. Assuming that the District Court approves a confirmation order, interested parties could appeal the order to the U.S. Third Circuit Court of Appeals and subsequently could seek review by the U.S. Supreme Court.

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

In addition, similar to what was contemplated by the second amended PC plan of reorganization, the channeling injunction will not extend to claims against PPG alleging personal injury caused by asbestos on premises owned, leased or occupied by PPG (so called “premises claims”), which generally have been subject to the stay imposed by the Bankruptcy Court. Historically, a small proportion of the claims against PPG and its subsidiaries have been premises claims, and based upon review and analysis, PPG believes that the number of premises claims currently comprises less than 2 percent of the total asbestos related claims against PPG. Beginning in late 2006, the Bankruptcy Court lifted the stay with respect to certain premises claims against PPG. As a result, PPG and its primary insurers have settled approximately 500 premises claims. PPG’s insurers agreed to provide insurance coverage for a major portion of the payments made in connection with the settled claims, and PPG accrued the portion of the settlement amounts not covered by insurance. PPG, in conjunction with its primary insurers as appropriate, evaluates the factual, medical, and other relevant information pertaining to additional claims as they are being considered for potential settlement. The number of such claims under consideration for potential settlement, currently approximately 375, varies from time to time. Premises claims remain subject to the stay, as outlined above, although certain claimants have requested the Court to lift the stay with respect to these claims and the stay has been lifted as to some claims. PPG believes that any financial exposure resulting from such premises claims, taking into account available insurance coverage, will not have a material adverse effect on PPG’s consolidated financial position, liquidity or results of operations.

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

PPG’s obligation under the 2009 PPG Settlement Arrangement at December 31, 2008 was $162 million less than the amount that would have been due under the 2002 PPG Settlement Arrangement. This reduction is attributable to a number of negotiated provisions in the 2009

PPG Settlement Arrangement, including the provisions relating to the channeling injunction under which PPG retains liability for any non-PC Relationship Claims. PPG will retain such amount as a reserve for asbestos-related claims that will not be channeled to the Trust, as this amount represents PPG’s best estimate of its liability for these claims. PPG does not have sufficient current claim information or settlement history on which to base a better estimate of this liability, in light of the fact that the Bankruptcy Court’s stay has been in effect since 2000. As a result, PPG’s reserve at March 31, 2012 and December 31, 2011 for asbestos-related claims that will not be channeled to the Trust is $162 million. In addition, under the 2009 PPG Settlement Arrangement, PPG will retain for its own account rights to recover proceeds from certain historical insurance assets, including policies issued by non-participating insurers. Rights to recover these proceeds would have been assigned to the Trust by PPG under the 2002 PPG Settlement Arrangement.

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

Of the total obligation of $854 million under the 2009 PPG Settlement Arrangement at March 31, 2012, $610 million is reported as a current liability and the present value of the payments due in the years 2013 to 2023 totaling $244 million is reported as a non-current liability in the accompanying condensed consolidated balance sheet. The future accretion of the noncurrent portion of the liability will total $119 million and be reported as expense in the condensed consolidated statement of income over the period through 2023, as follows (in millions):

Remainder of 2012	$10
2013	14
2014 – 2023	95

Total	$119

The following table summarizes the impact on PPG’s financial statements for the three months ended March 31, 2012 and 2011 resulting from the 2009 PPG Settlement Arrangement including the change in fair value of the stock to be transferred to the Trust and the equity forward instrument (see Note 15, “Derivative Financial Instruments and Hedge Activities”) and the increase in the net present value of the future payments to be made to the Trust.

	Three Months Ended March 31
	2012	2011
	(Millions)
Increase (decrease) in expense:

Change in fair value:
PPG stock	$17	$16
Equity forward instrument	(18)	(16)
Accretion of asbestos liability	4	3

Asbestos settlement – net expense	$3	$3

The fair value of the equity forward instrument is included as an Other current asset as of March 31, 2012 and December 31, 2011 in the accompanying condensed consolidated balance sheet. Payments under the fixed payment schedule require annual payments that are due each June.

The current portion of the asbestos settlement liability included in the accompanying condensed consolidated balance sheet as of March 31, 2012 consists of all such payments required through March 2013, the fair value of PPG’s common stock and the value of PPG’s investment in Pittsburgh Corning Europe. The amount due June 30, 2013 of $17 million and the net present value of the remaining payments is included in the long-term asbestos settlement liability in the accompanying condensed consolidated balance sheet as of March 31, 2012.

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

As of March 31, 2012 and December 31, 2011, PPG had reserves for environmental contingencies totaling $379 million and $226 million, respectively, of which $95 million and $59 million, respectively, were classified as current liabilities. The reserve at March 31, 2012 included $265 million for environmental contingencies associated with PPG’s former chromium manufacturing plant in Jersey City, N.J. (“Jersey City”) and associated sites (“New Jersey Chrome”), $62 million for environmental contingencies associated with the Calcasieu River estuary and three operating plant sites in PPG’s chemicals business and $52 million for other environmental contingencies, including National Priority List sites and legacy glass manufacturing sites. The reserve at December 31, 2011 included $129 million for environmental contingencies associated with the former chromium manufacturing plant in Jersey City, $50 million for environmental contingencies associated with the Calcasieu River Estuary and three operating plant sites in PPG’s chemicals business and $47 million for other environmental contingencies, including National Priority List sites and legacy glass manufacturing sites. Pretax charges against income for environmental remediation costs totaled $161 million and $9 million, respectively, for the three months ended March 31, 2012 and 2011, and are included in “Other charges” in the accompanying condensed consolidated statement of income. Cash outlays related to such environmental remediation aggregated $13 million and $19 million, respectively, for the three months ended March 31, 2012 and 2011. The impact of foreign currency increased the liability by $2 million for the three months ended March 31, 2012 and 2011, respectively. As a result of the allocation of the purchase price of first quarter 2012 acquisitions to assets acquired and liabilities assumed, the liability for environmental contingencies was increased by $3 million.

We expect our pretax charges for environmental remediation costs over the remaining three quarters of 2012 to be within the range of $10 million to $20 million.

Management expects cash outlays for environmental remediation costs to be approximately $100 million annually through 2014 and to range from $10 million to $30 million annually in 2015 and 2016. It is possible that technological, regulatory and enforcement developments, the results of environmental studies and other factors could alter the Company’s expectations with respect to future charges against income and future cash outlays. Specifically, the level of expected future remediation costs and cash outlays is highly dependent upon activity related to New Jersey Chrome, as discussed below.

Remediation: New Jersey Chrome

Since 1990, PPG has remediated 47 of 61 residential and nonresidential sites under the 1990 Administrative Consent Order (“ACO”) with the New Jersey Department of Environmental Protection (“NJDEP”). The most significant of the 14 remaining sites is the former chromium manufacturing location in Jersey City, New Jersey. The principal contaminant of concern is hexavalent chromium. The Company submitted a feasibility study work plan to the NJDEP in October 2006 that included a review of the available remediation technology alternatives for the former chromium manufacturing location. As a result of the extensive analysis undertaken in connection with the preparation and submission of that feasibility study work plan, the Company recorded a pretax charge of $165 million in the third quarter of 2006. This charge included estimated costs for remediation at the 14 remaining ACO sites, including the former manufacturing site, and for the resolution of litigation filed by NJDEP in May 2005 as discussed below. The principal estimated cost elements of the third quarter 2006 charge were based on competitively derived or readily available remediation industry cost data for representative remedial options, e.g., excavation and in situ stabilization/solidification. The major cost components of this charge were (i) transportation and disposal of excavated soil and in place soil treatment and (ii) construction services (related to soil excavation, groundwater management and site security).

In May 2005, the NJDEP filed a complaint against PPG and two other former chromium producers seeking to hold the parties responsible for a further 53 sites where the source of chromium contamination is not known and to recover costs incurred by the agency in connection with its response activities at certain of those sites. During the third quarter of 2008, the parties reached an agreement in principle on all claims relating to these 53 sites (the “Orphan Sites Settlement”). Under the terms of this Orphan Sites Settlement, PPG accepted responsibility for remediation of 6 of the 53 sites, one half of the cost for remediating ten sites where chrome ore processing residue was used as fill in connection with the installation or repair of sewer lines owned by Jersey City, reimburse the NJDEP for a portion of past costs in the amount of $5 million and be responsible for the NJDEP’s oversight costs associated with the sites for which PPG is wholly or partially responsible. This settlement was finalized and issued for public comment in June 2011. After the close of the public comment period, NJDEP determined that no changes to the settlement were necessary and a motion was filed with the court to enter the settlement as a final order. In September 2011, the court entered the Orphan Site Settlement as a final order. PPG paid its share of past costs in October 2011. This Orphan Sites Settlement did not affect PPG’s responsibilities for the 14 remaining unremediated sites covered by PPG’s ACO. The investigation and remediation of the soils and sources of contamination of the 10 sewer sites will occur over an extended period of time to allow for investigation and determination of impacts associated with these sites, and coordination of remediation with the maintenance and repair of the sewers by Jersey City.

A settlement agreement among PPG, NJDEP and Jersey City (which had asserted claims against PPG for lost tax revenue) has been reached and memorialized in the form of a Judicial Consent Order (the “JCO”) that was entered by the court on June 26, 2009. PPG’s remedial obligations under the ACO with NJDEP have been incorporated into the JCO. Pursuant to the JCO, a new process has been established for the review of the technical reports PPG must submit for the investigation and remedy selection for the 14 ACO sites and the six sites for which PPG has accepted sole responsibility under the terms of the Orphan Sites Settlement (“20 PPG sites”). The JCO also provided for the appointment of a court-approved Site Administrator who is responsible for establishing a master schedule for the remediation of the 20 PPG sites. The JCO established a goal, based on currently applicable remedial provisions, to remediate soils and sources of contamination at the 20 PPG sites as expeditiously as possible for completion at the end of 2014 in accordance with the master schedule developed by the Site Administrator. On July 6, 2009, former United States Environmental Protection Agency Deputy Administrator, Michael McCabe, was appointed as Site Administrator under the JCO. The JCO also resolved the claims for reparations for lost tax revenues by Jersey City with the payment of $1.5 million over a five year time period. The JCO did not otherwise affect PPG’s responsibility for the remediation of the 14 ACO sites. PPG’s estimated costs under the JCO, including amounts related to site administration, are included in the March 31, 2012 reserve for New Jersey Chrome environmental remediation matters.

In the first quarter of 2012, an additional site was identified for which PPG has assumed responsibility for hexavalent chromium contamination. PPG learned that chromate waste from its former plant site was transported and used as construction fill at this location. PPG is working cooperatively with the property owner to support his cleanup of the site. A preliminary estimate of the cost to investigate and remediate hexavalent chromium contamination has been included in the accrued liability balance at March 31, 2012.

Since October 2006, activities contained in the feasibility study work plan have been undertaken and remedial alternatives were assessed which included, but were not limited to, soil excavation and offsite disposal in a licensed disposal facility, in situ chemical stabilization of soil and groundwater, and in situ solidification of soils. The feasibility study work plan for the former chromium manufacturing site previously submitted in 2006 was incorporated into a remedial action work plan. PPG submitted a preliminary draft soil remedial action work plan for the former chromium manufacturing and adjacent sites to NJDEP in June 2011. PPG received commentary from the NJDEP in connection with their review. The work plans for interim remedial measures at the chromium manufacturing site, which consisted of the removal and off-site disposal of approximately 70,000 tons of chromium impacted soil and concrete foundations, was approved by NJDEP and the associated work was completed in the third quarter 2011. In May 2012, a final draft soil remedial action work plan for the former chromium manufacturing and adjacent sites is required to be submitted to NJDEP for approval. PPG has submitted a final draft remedial action work plan for one other remaining site under the ACO. This proposal was submitted to the NJDEP for approval, with remedial activities expected to begin in 2012. Investigation activities for all remaining sites covered by the ACO are also expected to be completed in 2012 and PPG believes the results of the work performed in connection with the preparation of the plan to be submitted in May 2012 as described above will provide the Company with relevant information concerning remediation alternatives and costs at these sites as well.

As work has continued at all of the New Jersey Chrome sites and the final draft soil remedial action work plan for the former chromium manufacturing and adjacent sites was being developed, the estimated remediation costs were refined for all New Jersey Chrome sites and the updated information was used to compile a new estimate of the remediation costs, which resulted in a charge of $145 million in the first quarter of 2012. The liability for remediation of the New Jersey Chrome sites totals $265 million at March 31, 2012. The major cost components of this liability continue to be related to transportation and disposal of impacted soil as well as construction services. These components account for approximately 50 percent and 30 percent of the accrued amount, respectively, as of March 31, 2012. The accrued liability also includes estimated costs for water treatment, engineering and project management. Based on our recently completed and ongoing investigations, at least 1 million tons of soil may be potentially impacted for all New Jersey Chrome sites. The most significant assumptions underlying the current cost estimate are those related to the extent and concentration of chromium impacts in the soil, as these determine the quantity of soil that must be treated in place, the quantity that will have to be excavated and transported for offsite disposal, and the nature of disposal required. The charges taken for the estimated cost to remediate the New Jersey Chrome sites are exclusive of any third party indemnification, as the recovery of any such amounts is uncertain. Information will continue to be generated from the ongoing remedial investigation activities related to New Jersey Chrome and will be incorporated into a final draft remedial action work plan for groundwater to be submitted to NJDEP in 2013.

As described above, there are multiple future events yet to occur, including further remedy selection and design, remedy implementation and execution, the obtaining of required approvals from applicable governmental agencies or community organizations and the final draft remedial action work plan for groundwater to be submitted to NJDEP in 2013. Considerable uncertainty exists regarding the timing of these future events for the New Jersey Chrome sites. Final resolution of these events is expected to occur over an extended period of time. As these events occur and to the extent that the cost estimates of the environmental remediation remedies change, the existing reserve for this environmental remediation will be adjusted.

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

Remediation: Reasonably Possible Matters

In addition to the amounts currently reserved for environmental remediation, the Company may be subject to loss contingencies related to environmental matters estimated to be as much as $100 million to $275 million. This range is less than the comparable amount reported at the end of 2011 as a result of the additional environmental remediation charge recorded in the first quarter 2012. Such unreserved losses are reasonably possible but are not currently considered to be probable of occurrence. This range of reasonably possible unreserved loss relates to environmental matters at a number of sites; however, about one-third of this range relates to each of the following; i) additional costs at New Jersey Chrome, including new information about the 10 orphan sites for which PPG has shared responsibility; the newly identified site and groundwater treatment, ii) the Calcasieu River Estuary and the three operating PPG plant sites in the Company’s chemicals businesses, and iii) a number of other sites, including legacy glass manufacturing sites. The loss contingencies related to these sites include significant unresolved issues such as the nature and extent of contamination at these sites and the methods that may have to be employed to remediate them.

The status of the remediation activity at New Jersey Chrome and at the Calcasieu River Estuary and the factors that could result in the need for additional environmental remediation reserves at those sites are described above. Initial remedial actions are occurring at the three operating plant sites in the chemicals businesses. These three operating plant sites are in Barberton, Ohio, Lake Charles, Louisiana and Natrium, West Virginia. At Barberton, PPG has completed a Facility Investigation and Corrective Measure Study (“CMS”) under USEPA’s Resource Conservation and Recycling Act (“RCRA”) Corrective Action Program. PPG has been implementing the remediation alternatives recommended in the CMS using a performance-based approach with USEPA Region V oversight. However, USEPA Region V transferred its oversight authority to the Ohio Environmental Protection Agency (“OEPA”) in 2010. The

Barberton Corrective Action Permit was issued by OEPA on September 24, 2010. As part of this permit, PPG is responsible for filing engineering remedies for various issues at this site. Several of these remedies have not yet been filed with the OEPA. Similarly, the Company has completed a Facility Investigation and CMS for the Lake Charles facility under the oversight of the LDEQ. The LDEQ has accepted the proposed remedial alternatives. PPG received notice of LDEQ issuance of the final Hazardous Waste Post-Closure/HSWA Permit on June 28, 2010. The Permit was issued in final form on September 23, 2010. Planning for or implementation of these proposed alternatives is in progress. At Natrium, a facility investigation has been completed and initial interim remedial measures have been implemented to mitigate soil impacts. There is additional investigation of groundwater contamination ongoing which may indicate the need for further remedial actions to address specific areas of the facility. Installation of a groundwater treatment system has been completed. PPG has been addressing impacts from a legacy plate glass manufacturing site in Kokomo, Indiana under the Voluntary Remediation Program of the Indiana Department of Environmental Management. PPG is currently performing additional investigation activities.

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

The Company accrues for product warranties at the time the products are sold based on historical claims experience. As of March 31, 2012 and December 31, 2011, the reserve for product warranties was $11 million. Pretax charges against income for product warranties and the related cash outlays were not material for the three months ended March 31, 2012 and 2011.

The Company had outstanding letters of credit and surety bonds of $128 million and guarantees of $85 million as of March 31, 2012. The Company does not believe any loss related to such guarantees is likely.

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

Reportable segment net sales and segment income for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31
	2012	2011
	(Millions)
Net sales:
Performance Coatings	$1,150	$1,052
Industrial Coatings	1,076	1,025
Architectural Coatings - EMEA	517	471
Optical and Specialty Materials	334	308
Commodity Chemicals	419	419
Glass	256	258

Total (a)	$3,752	$3,533

Segment income:
Performance Coatings	$160	$139
Industrial Coatings	150	116
Architectural Coatings - EMEA	16	12
Optical and Specialty Materials	109	90
Commodity Chemicals	100	97
Glass	8	26

Total	543	480

Legacy items (b)	(175)	(26)
Business restructuring (c)	(208)	—
Acquisition-related costs (d)	(6)	—
Interest expense, net of interest income	(41)	(43)
Other unallocated corporate expense – net	(62)	(60)

Income before income taxes	$51	$351

(a)	Intersegment net sales for the three months ended March 31, 2012 and 2011 were not material.
(b)	Legacy items include current costs related to former operations of the Company, including pension and other postretirement benefit costs, certain charges for legal matters and environmental remediation costs, and certain charges which are considered to be unusual or non-recurring including the earnings impact of the proposed asbestos settlement. Legacy items also include equity earnings from PPG’s approximate 40 percent investment in the former automotive glass and services business. The expense for the quarter ended March 31, 2012 includes a pretax charge of $159 million. The charge relates to continued environmental remediation activities at legacy chemicals sites, primarily at PPG’s former Jersey City, N.J. chromium manufacturing plant and associated sites.
(c)	The charge for business restructuring costs in the quarter ended March 31, 2012 includes charges of $65 million related to the Performance Coatings segment, $46 million related to the Industrial Coatings segment, $63 million related to the Architectural Coatings - EMEA segment, $32 million related to the Optical and Specialty Materials segment $1 million related to the Commodity Chemicals segment and $1 million related to Corporate. These costs are considered to be unusual and non-recurring and do not reduce the segment earnings used to evaluate the performance of the operating segments.
(d)	Represents the flow-through cost of sales of the step up to fair value of inventory acquired from Dyrup and Colpisa. These costs are considered to be unusual and non-recurring and do not reduce the segment earnings used to evaluate the performance of the operating segments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Performance in First Quarter of 2012 Compared to First Quarter of 2011

Performance Overview

Sales increased 6 percent in the first quarter of 2012 to $3,752 million compared to $3,533 million for the first quarter of 2011. Higher selling prices increased sales 4 percent and the impact of acquisitions increased sales 2 percent. The impact of higher sales volume of about 1 percent was offset by negative foreign currency translation. The higher volumes were led by strong volume improvement in all U.S. coatings businesses, coupled with continued coatings demand growth in emerging regions, partly offset by European coatings volume declines. The Optical and Specialty Materials segment also delivered higher volumes, offsetting lower volumes in Commodity Chemicals. Glass volumes were up slightly year over year. The improved selling prices were achieved in all three coatings reporting segments and Commodity Chemicals. In our coatings segments higher selling prices reflect persistent raw material and other production cost inflation. The unfavorable currency impact was primarily driven by the strengthening U.S. dollar against the Euro compared to the first quarter of 2011.

Cost of sales, exclusive of depreciation and amortization, increased by $102 million for the first quarter of 2012 to $2,229 million compared to $2,127 million for the first quarter of 2011. The increase was due to the cost of sales associated with the sales volume growth, the acquisition-related cost of sales and to the negative impact of inflation reduced partially by the impact of currency. Cost of sales as a percentage of sales was 59 percent for the first quarter of 2012 compared to 60 percent for the first quarter of 2011. This improvement of 1 percent reflects a combination of higher margins on the first quarter sales volume growth due to product mix and the benefit of selling price increases, net of the impact of inflation on cost of sales. The pricing for the Company’s input cost varied, with lower natural gas pricing aiding our Commodity Chemicals segment.

Selling, general and administrative expenses increased by $54 million in the first quarter of 2012 compared to the first quarter of 2011. About 50 percent of this increase was attributable to acquisitions and about 40 percent of this increase was growth in costs to support the sales volume growth in the quarter. The remainder of the increase was due to the impact of inflation net of the impact of foreign currency translation. These expenses increased as a percent of sales from 22.6 percent in the first quarter of 2011 to 22.7 percent in the first quarter of 2012.

The business restructuring charge of $208 million in the first quarter of 2012 represents costs under a restructuring plan focused on further reducing PPG’s global cost structure. The actions included in the restructuring plan are expected to deliver pretax cost savings of approximately $40 to $50 million in 2012, growing to an annual run rate of about $140 million following completion.

Other charges increased to $171 million in the first quarter of 2012 as compared to $32 million in the first quarter of 2011 due to $150 million of higher environmental remediation costs, due largely to the $159 million charge related primarily to remediation costs at a former chromium manufacturing plant and associated sites in New Jersey.

Other earnings decreased to $31 million in the first quarter of 2012 as compared to $40 million for the first quarter of 2011. This decrease was primarily due to $7 million of lower equity earnings, primarily from our Asian fiber glass joint ventures reflecting declines in the consumer electronics markets.

The effective tax rate on pretax earnings for the quarter ended March 31, 2012 was zero percent compared to approximately 26 percent in the first quarter of 2011. The first quarter 2012 effective tax rate includes tax benefits of $60 million or 37.7 percent on the $159 million charge for environmental remediation costs, $45 million or 21.4 percent on the $208 million business restructuring charge and $2 million or 28.6 percent on the acquisition-related expenses of $6 million. The effective tax rate on the remaining pre-tax earnings was 25 percent resulting in tax expense of $107 million.

Regulation G Reconciliation

PPG Industries believes investors’ understanding of the company’s operating performance is enhanced by the disclosure of net income and earnings per diluted share adjusted for nonrecurring charges. PPG’s management considers this information useful in providing insight into the company’s ongoing operating performance because it excludes the impact of items that cannot reasonably be expected to recur on a quarterly basis. Net income and earnings per diluted share adjusted for these items are not recognized financial measures determined in accordance with U.S. generally accepted accounting principles (GAAP) and should not be considered a substitute for net income or earnings per diluted share or other financial measures as computed in accordance with U.S. GAAP. In addition, adjusted net income and earnings per diluted share may not be comparable to similarly titled measures as reported by other companies.

Net income (attributable to PPG) and earnings per share – assuming dilution (attributable to PPG) are reconciled to adjusted net income (attributable to PPG) and earnings per share – assuming dilution below:

Regulation G Reconciliation – Results from Operations

(Millions, except per share amounts)
Three Months ended March 31, 2012	Net Income
	$	EPS
Net income (attributable to PPG)	$13	$0.08
Net income (attributable to PPG) includes:
Charges related to business restructuring	163	1.06
Charges related to environmental remediation	99	0.64
Charges related to business acquisitions	4	0.03

Adjusted net income	$279	$1.81

Diluted earnings-per-share for the first quarter 2011 were $1.40. The increase in diluted earnings-per-share resulted from higher pretax earnings as discussed above, a lower tax rate and a reduction in the shares outstanding as a result of share repurchases over the final three quarters of 2011.

In the second quarter, which is seasonally stronger than the first, we expect year-over-year growth rates in the United States to be similar to the first quarter rates. We anticipate that growth in emerging regions will accelerate supported by higher Chinese industrial activity. We expect European demand to remain muted; however, we are currently implementing restructuring actions focused in this region with anticipated global cost savings of $40 to $50 million in the second half 2012.

Performance of Reportable Business Segments

Performance Coatings sales increased 9 percent, or $98 million, to $1,150 million for the first quarter of 2012 compared to $1,052 million for the first quarter of 2011. The sales increase was comprised of 4 percent volume growth and 5 percent from higher pricing. Higher pricing was achieved by all the businesses in the segment. The volume improvement was led by the aerospace business and architectural coatings in the U.S. Sales volume in the aerospace business continued to benefit from excellent end-use market growth coupled with PPG share gain. U.S. architectural coatings was aided by very early signs of a construction market recovery, mild winter weather and some customer stocking. Volume growth in automotive refinish and protective and marine coatings was more modest, with variations by region. Segment volumes were varied by region with strong U.S. volume improvement, positive emerging region volumes, and lower European volumes. Segment income was $160 million for the first quarter of 2012 compared to $139 million for the first quarter of 2011, an increase of 15 percent. The increase in segment earnings was driven by the higher sales price and volume which more than offset the impact of continued cost inflation and higher overhead costs incurred to support the volume growth.

The second quarter is stronger seasonally for this segment; however, we expect volume growth to be more modest in comparison with the first quarter growth percentage due to the absence of inventory restocking that aided first quarter results. We anticipate pricing gains to counteract the negative impact of additional raw material cost inflation. Currency translation is anticipated to be a negative factor based on current exchange rates.

Industrial Coatings sales increased 5 percent, or $51 million, to $1,076 million for the first quarter of 2012 compared to $1,025 million for the first quarter of 2011. The sales increase was comprised of 2 percent volume growth as the businesses benefited from the strengthening of North American industrial end-use markets, 4 percent from higher pricing and 1 percent from acquisitions, partly offset by a 2 percent decline from unfavorable currency translation impacts. Improved selling prices by all businesses in the segment reflect continuing efforts to offset raw material inflation absorbed in 2011. Volumes grew in all businesses led by North American automotive OEM industry production increases coupled with PPG share gains. European volumes declined mid-single digit percents reflecting the region’s lower overall industrial output. Emerging region growth continued but was not uniform within each region or business. The benefits from restocking stemming from fourth quarter 2011 customer inventory management were fairly minimal in this segment. Segment income was $150 million for the first quarter of 2012 compared to $116 million for the same quarter in 2011. This increase of $34 million resulted from volume gains and the effective management of overhead costs incurred to support that growth, coupled with the benefits from selling price increases, as pricing considerably lagged inflation in this segment during 2011.

Looking ahead to the second quarter, continued global growth is anticipated for the overall industrial sector, with the U.S. once again leading and with soft activity levels continuing in Europe. Growth rates in emerging regions are expected to increase versus the first quarter of 2012. Also, this segment generally benefits from seasonal demand improvements in the second quarter. Raw material cost inflation is expected to modestly intensify, and currency translation is also expected to be a negative factor for this segment given its broad geographic footprint and current exchange rates.

Architectural Coatings – EMEA sales increased 10 percent, or $46 million, to $517 million for the first quarter of 2012 compared to $471 million for the first quarter of 2011. The incremental sales from the Dyrup acquisition, completed in early January, contributed significantly all of the sales increase during the quarter. Currency translation reduced year-over-year sales by 5 percent and volumes were down 2 percent due to market weakness in most regions within Europe. We achieved higher pricing as efforts continued to offset prior year and current year inflation impacts. The acquisition of Dyrup was completed in early January, adding over 10 percent to segment sales, but the acquisition resulted in modest earnings and operating margin dilution due largely to the early stage of business integration. In what is seasonally a slow quarter for this business, poor winter weather and weakness in most European regions contributed to lower sales volume. Segment income was $16 million for the first quarter of 2012 compared to $12 million for the same quarter in 2011. The positive earnings impact from higher selling prices acted to counter the impact of inflation during the quarter with the increase in earnings resulting from cost management.

The second quarter is typically a much stronger quarter seasonally and higher selling prices are expected in certain regions in response to continued raw material inflation. Also, currency translation is expected to be unfavorable in the segment given the large Euro currency base and current exchange rates.

Optical and Specialty Materials sales increased 8 percent, or $26 million, to $334 million for the first quarter of 2012 compared to $308 million for the first quarter of 2011. The sales increase was comprised of 9 percent volume growth, offset by a 1 percent decline from unfavorable currency translation impacts. The optical products business delivered solid sales volume growth due to higher Transitions® lens penetration and modest customer inventory restocking. The silica business sales volume was mixed by region with improved volumes in the U.S. and lower volumes in Europe. These results were in line with vehicle production activity in these regions during the quarter. Segment income was $109 million for the first quarter of 2012 compared to $90 million for the same quarter in 2011. The $19 million increase in segment income was primarily the result of the positive impact of higher volumes.

Looking ahead to the second quarter, we anticipate higher optical volumes to continue, however unlike the first quarter, the second quarter will not benefit from customer restocking. Silica demand is expected to remain mixed by region, and currency is anticipated to be a negative factor on year-over-year sales and earnings.

Commodity Chemicals sales remained level at $419 million for the first quarter 2012 versus the first quarter 2011. Sales increased due to higher selling prices due to price increases that were instituted throughout 2011 and due to the impact of the May 2011 acquisition of Equa-Chlor. These increases were offset by lower year-over-year first quarter volume. Segment income was $100 million for the first quarter of 2012 compared to $97 million for the same quarter in 2011. Segment income increased due to the higher pricing and earnings from the Equa-Chlor acquisition. Lower natural gas costs also contributed to the earnings improvement. Factors reducing segment earnings versus the prior year quarter were the lower sales volume and the associated negative cost impacts of reduced production operating rates versus last year when PPG and the industry ran at nearly effective full operating rates due to high demand. Maintenance costs were higher in this year’s first quarter reflecting a shift in timing of maintenance outages compared with last year.

In the second quarter, demand remains solid and balanced resulting in expected fairly steady operating rates, although our caustic inventory remains at extremely low levels, down nearly 30 percent versus already low prior year levels. Sequentially lower natural gas input costs are anticipated based on current gas price levels.

Glass sales decreased one percent, or $2 million, to $256 million for the first quarter of 2012 compared to $258 million for the first quarter of 2011. The sales decrease was comprised of 3 percent from lower pricing and 1 percent from the negative impact of currency translation offset by 3 percent volume growth. Key factors were lower year-over year fiber glass and flat glass pricing. Segment income was $8 million for the first quarter of 2012 compared to segment income of $26 million for the same quarter in 2011. The decrease in segment income included lower equity earnings related to the fiber glass Asian joint ventures, due to lower Asian electronics activity compared with robust 2011 activity levels. The factor causing the decrease in earnings is lower fiber glass pricing from weakened demand in Europe and Asia Pacific and inflation impacts, offset by improved fiber glass cost management and improved flat glass volumes.

Looking forward, Glass segment demand is expected to improve seasonally in the second quarter, as recent end use market trends are expected to continue in the U.S. commercial and residential construction end-use markets and fiber glass demand is anticipated to improve. The electronics industry has demonstrated some early signs of a demand recovery.

Liquidity and Capital Resources

PPG ended the quarter with cash and short-term investments totaling approximately $1.0 billion compared to $1.5 billion at December 31, 2011.

Cash used for operating activities for the three months ended March 31, 2012 was $2 million versus cash used for operations of $156 million for the comparable period of 2011. Cash from operations and the Company’s debt capacity are expected to continue to be sufficient to fund operating activities, capital spending, including acquisitions, dividend payments, debt service, amounts due under the proposed asbestos settlement, share repurchases and contributions to pension plans. Other sources and uses of cash during the three months ended March 31, 2012 included:

•

Capital expenditures, excluding acquisitions year to date were $68 million, or about 1.8 percent of sales. Anticipated 2012 capital spending is expected to be in the range of 2.5 percent to 3.5 percent of sales.

•

Total cash spent on acquisitions during the quarter totaled approximately $150 million, including repayment of debt assumed in the acquisitions. The acquisitions of Dyrup and Colpisa were closed during the quarter.

•

PPG does not have a mandatory contribution to make to its U.S. defined benefit pension plans in 2012; however, PPG expects to make voluntary contributions of up to $60 million to these plans in 2012. PPG expects to make mandatory contributions to its non-U.S. plans in 2012 of approximately $90 million, of which $16 million was made as of March 31, 2012.

•	The Company repaid $71 million of its 6 7/8% notes, which matured during the first quarter 2012.

•

Cash dividends paid totaled $87 million. Stock repurchases totaled $92 million as approximately 1 million shares were repurchased during the quarter. The Company has approximately 8 million shares remaining under its current share repurchase authorization.

The ratio of total debt, including capital leases, to total debt and PPG shareholders’ equity was 53 percent at March 31, 2012 and December 31, 2011, respectively.

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

(Millions, except percentages)	March 31 2012	Dec. 31 2011	March 31 2011
Trade Receivables, Net	$2,903	$2,512	$2,801
Inventories, FIFO	2,078	1,839	1,967
Trade Creditors’ Liabilities	1,740	1,612	1,775

Operating Working Capital	$3,241	$2,739	$2,993

Operating Working Capital as a % of Sales	21.6%	19.5%	21.2%

The change in operating working capital elements, excluding the impact of currency and acquisitions, was an increase of $391 million during the three months ended March 31, 2012. This increase is the result of trade receivables increasing in line with the increase in the first quarter 2012 sales compared with sales in the fourth quarter 2011 and FIFO inventory build in our coatings businesses in advance of the summer paint season. Days sales outstanding at March 31, 2012 were 66 days, which was a four day increase from December 31, 2011 and a two day improvement over March 31, 2011.

PPG entered into $400 million of forward starting swaps in 2009 and 2010, which are set to expire during the third quarter 2012. The Company plans to issue 10 year debt in connection with the expiration of these instruments and intends to use the proceeds from this issuance to repay $600 million in notes when they come due in March 2013.

Currency

From December 31, 2011 to March 31, 2012, the U.S. dollar weakened against most currencies in the countries in which PPG operates. As a result, consolidated net assets at March 31, 2012 increased by $133 million, compared to December 31, 2011, primarily due to the effects of translating the net assets of PPG’s operations denominated in non-U.S. currencies to the U.S. dollar. Comparing exchange rates during the first three months of 2012 to those of the first three months of 2011, in the countries in which PPG operates, the U.S. dollar was generally stronger, which had an unfavorable impact on March 31, 2012 pretax earnings of $4 million from the translation of these foreign earnings into U.S. dollars.

New Accounting Standards

See Note 2, “New Accounting Standards,” to the accompanying condensed consolidated financial statements for further details on recently issued accounting guidance.

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

As of March 31, 2012 and December 31, 2011, PPG had reserves for environmental contingencies totaling $379 million and $226 million, respectively, of which $95 million and $59 million, respectively, were classified as current liabilities. As a result of the allocation of the purchase price of first quarter 2012 acquisitions to assets acquired and liabilities assumed, the liability for environmental contingencies was increased by $3 million. Pretax charges against income for environmental remediation costs totaled $161 million and $9 million, respectively, for the three months ended March 31, 2012 and 2011, and are included in Other charges in the accompanying condensed consolidated statement of income. Cash outlays related to such environmental remediation aggregated $13 million and $19 million, respectively, for the three months ended March 31, 2012 and 2011. The impact of foreign currency increased the liability by $2 million in the first three months of 2012 and 2011, respectively.

We continue to analyze, assess and remediate the environmental issues associated with a former chromium manufacturing plant and related sites located in Jersey City, NJ. In connection with the preparation of a final draft soil remedial action work plan and cost estimate required to be submitted to the NJDEP in May 2012, we complied updated information about the sites that was used to develop a new estimate of the cost to remediate these sites which resulted in a charge against earnings of $145 million in the first quarter 2012.

In addition to the amounts currently reserved for environmental remediation, the Company may be subject to loss contingencies related to environmental matters estimated to be as much as $100 million to $275 million. This range is less than the comparable amount reported at the end of 2011 as a result of the additional environmental remediation charge recorded in the first quarter 2012. Such unreserved losses are reasonably possible but are not currently considered to be probable of occurrence.

We expect our pretax charges for environmental remediation costs over the remaining three quarters of 2012 to be within the range of $10 million to $20 million.

Management expects cash outlays for environmental remediation costs to be approximately $100 million annually through 2014 and to range from $10 million to $30 million annually in 2015 and 2016. It is possible that technological, regulatory and enforcement developments, the results of environmental studies and other factors could alter our expectations with respect to charges against income and future cash outlays. Specifically, the level of expected cash outlays and charges for environmental remediation costs are highly dependent upon activity related to the former chromium manufacturing plant and associated sites in New Jersey, as PPG awaits approval of the final draft soil remedial work plan that will be submitted to the NJDEP in May 2012.

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

Many factors could cause actual results to differ materially from the Company’s forward-looking statements. Such factors include global economic conditions, increasing price and product competition by foreign and domestic competitors, fluctuations in cost and availability of raw materials, the ability to maintain favorable supplier relationships and arrangements, the realization of anticipated cost savings from restructuring initiatives, difficulties in integrating acquired businesses and achieving expected synergies therefrom, economic and political conditions in international markets, the ability to penetrate existing, developing and emerging foreign and domestic markets, foreign exchange rates and fluctuations in such rates, fluctuations in tax rates, the impact of future legislation, the impact of environmental regulations, unexpected business disruptions and the unpredictability of existing and possible future litigation, including litigation that could result if the proposed asbestos settlement does not become effective. However, it is not possible to predict or identify all such factors. Consequently, while the list of factors presented here and in the Company’s Form 10-K for the year ended December 31, 2011 under the caption “Item 1A Risk Factors” are considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements.

Consequences of material differences in the results compared with those anticipated in the forward-looking statements could include, among other things, business disruption, operational problems, financial loss, legal liability to third parties, other factors set forth in “Item 1A Risk Factors” of the Company’s Form 10-K for the year ended December 31, 2011 and similar risks, any of which could have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in the Company’s exposure to market risk from December 31, 2011 to March 31, 2012. See Note 15, “Derivative Instruments and Hedge Activities” for a description of our instruments subject to market risk.

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

PPG received a Consolidated Compliance Order and Notice of Proposed Penalty (“CO/NOPP”) from the Louisiana Department of Environmental Quality (“LDEQ”) in February 2006 alleging violation of various requirements of its Lake Charles, La. facility’s air permit based largely upon permit deviations self-reported by PPG. The CO/NOPP did not contain a proposed civil penalty. PPG filed a request for hearing and has engaged LDEQ in settlement discussions. Since 2006, PPG has held discussions with LDEQ to try to resolve the CO/NOPP. In April 2009, PPG offered to settle all of its self-reported air permit deviations through the first half of 2008 for a proposed penalty of $130,000. LDEQ responded to this settlement offer by asking PPG to make another offer that included all self-reported air permit deviations through the end of 2009. PPG has increased its offer to settle this matter to $171,000. LDEQ has rejected this settlement offer and requested that PPG propose a new settlement offer to include one or more Beneficial Environmental Projects as a supplement to any civil penalty.

Item 1A.	Risk Factors

There were no material changes in the Company’s risk factors from the risks disclosed in the Company’s Form 10-K for the year ended December 31, 2011.

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

Under the PPG Deferred Compensation Plan for Directors, each director may elect to defer the receipt of all or any portion of the compensation paid to such director for serving as a PPG director. All deferred payments are held in the form of common stock equivalents. Payments out of the deferred accounts are made in the form of common stock of the Company (and cash as to any fractional common stock equivalent). In the first quarter of 2012, the directors, as a group, were credited with 23,405 common stock equivalents under this plan. The value of each common stock equivalent, when credited, ranged from $85.12 to $93.09.

Issuer Purchases of Equity Securities

The following table summarizes the Company’s stock repurchase activity for the three months ended March 31, 2012:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Programs
January 2012
Repurchase program	—	—	—	8,988,694
Other transactions(2)	10,874	$89.19	—	—
February 2012
Repurchase program	335,885	$92.41	335,885	8,652,809
March 2012
Repurchase program	664,115	$92.02	664,115	7,988,694

Total quarter ended March 31, 2012
Repurchase program	1,000,000	$92.15	1,000,000	7,988,694

Other transactions(2)	10,874	$89.19	10,874	—

(1)	These shares were repurchased under a 10 million share repurchase program approved in October 2011. This repurchase program has no expiration date.
(2)	Includes shares withheld or certified to in satisfaction of the exercise price and/or tax withholding obligation by holders of employee stock options who exercised options granted under the Company’s equity compensation plans.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 6.	Exhibits

See the Index to Exhibits on Page 49.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PPG INDUSTRIES, INC.
(Registrant)

Date: April 30, 2012	By	/s/ David B. Navikas
David B. Navikas Senior Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

PPG Industries, Inc. and Consolidated Subsidiaries

Index to Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q.

†12	Computation of Ratio of Earnings to Fixed Charges for the Three Months Ended March 31, 2012 and for the Five Years Ended December 31, 2011.

†31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS* XBRL Instance Document

101.SCH*XBRL Taxonomy Extension Schema Document

101.CAL* XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF* XBRL Taxonomy Extension Definition Linkbase Document

101.LAB* XBRL Taxonomy Extension Label Linkbase Document

101.PRE*XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed herewith.
*	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income for the three months ended March 31, 2012 and 2011, (ii) the Condensed Consolidated Balance Sheet at March 31, 2012 and December 31, 2011, (iii) the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2012 and 2011, and (iv) Notes to Condensed Consolidated Financial Statements for the three months ended March 31, 2012. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.