Form 10-Q
period 2012-06-30
PPG INDUSTRIES INC
filed 2012-07-30
CIK 79879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2012

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

As of June 30, 2012, 152,688,092 shares of the Registrant’s common stock, par value $1.66-2/3 per share, were outstanding.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Income (Unaudited)

(Millions, except per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Net sales	$3,955	$3,986	$7,707	$7,519
Cost of sales, exclusive of depreciation and amortization	2,352	2,417	4,581	4,544
Selling, general and administrative	821	829	1,672	1,626
Depreciation	87	88	176	174
Amortization (Note 6)	27	31	56	62
Research and development	113	110	224	213
Interest expense	50	55	101	108
Interest income	(9)	(11)	(19)	(21)
Business restructuring (Note 7)	—	—	208	—
Asbestos settlement – net (Note 18)	3	3	6	6
Other charges (Note 18)	18	14	189	46
Other earnings	(34)	(50)	(65)	(90)

Income before income taxes	527	500	578	851

Income tax expense (Note 11)	131	128	131	220

Net income attributable to the controlling and noncontrolling interests	396	372	447	631
Less: net income attributable to noncontrolling interests	(34)	(32)	(72)	(63)

Net income (attributable to PPG)	$362	$340	$375	$568

Earnings per common share (Note 10)	$2.37	$2.15	$2.45	$3.57

Earnings per common share – assuming dilution (Note 10)	$2.34	$2.12	$2.42	$3.52

Dividends per common share	$0.59	$0.57	$1.16	$1.12

The accompanying notes to the condensed consolidated financial statements are an integral part of these consolidated statements.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Comprehensive Income (Unaudited)

(Millions)

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Net income attributable to the controlling and noncontrolling interests	$396	$372	$447	$631

Other comprehensive income, net of tax:
Pension and other postretirement benefits (Note 12)	50	5	58	49
Unrealized currency translation adjustment	(184)	111	(47)	284
Unrealized losses on marketable securities	—	(1)	—	—
Net change – derivatives (Note 15)	(12)	(6)	(6)	3

Other comprehensive (loss) income, net of tax	(146)	109	5	336

Total comprehensive income	250	481	452	967
Less: amounts attributable to noncontrolling interests:
Net income	(34)	(32)	(72)	(63)
Unrealized currency translation adjustment	6	(5)	2	(8)

Comprehensive income attributable to PPG:	$222	$444	$382	$896

The accompanying notes to the condensed consolidated financial statements are an integral part of these consolidated statements.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheet (Unaudited)

(Millions)

	June 30, 2012	Dec. 31, 2011
Assets
Current assets:
Cash and cash equivalents	$1,017	$1,457
Short-term investments	230	25
Receivables (less allowance for doubtful accounts of $77 and $71)	3,310	2,830
Inventories (Note 5)	1,775	1,607
Other	819	775

Total current assets	7,151	6,694

Property (net of accumulated depreciation of $6,006 and $5,893)	2,719	2,721
Investments	419	387
Goodwill (Note 6)	2,644	2,660
Identifiable intangible assets - net (Note 6)	1,067	1,125
Other assets	817	795

Total	$14,817	$14,382

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt and current portion of long-term debt (Note 8)	$647	$108
Asbestos settlement (Note 18)	642	593
Accounts payable and accrued liabilities	3,160	2,996
Business restructuring (Note 7)	116	5

Total current liabilities	4,565	3,702

Long-term debt (Note 8)	2,964	3,574
Asbestos settlement (Note 18)	231	241
Deferred income taxes	241	272
Accrued pensions (Note 12)	997	968
Other postretirement benefits (Note 12)	1,216	1,307
Other liabilities	928	872

Total liabilities	11,142	10,936

Commitments and contingent liabilities (Note 18)

Shareholders’ equity (Note 13):
Common stock	484	484
Additional paid-in capital	815	783
Retained earnings	9,486	9,288
Treasury stock, at cost	(5,531)	(5,506)
Accumulated other comprehensive loss	(1,793)	(1,800)

Total PPG shareholders’ equity	3,461	3,249
Noncontrolling interests	214	197

Total shareholders’ equity	3,675	3,446

Total	$14,817	$14,382

The accompanying notes to the condensed consolidated financial statements are an integral part of this consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows (Unaudited)

(Millions)

	Six Months Ended June 30
	2012	2011
Operating activities:
Net income attributable to controlling and noncontrolling interests	$447	$631
Adjustments to reconcile net income to cash from operations:
Depreciation and amortization	232	236
Pension expense (Note 12)	80	68
Business restructuring (Note 7)	208	—
Environmental remediation (Note 18)	159	—
Equity affiliate earnings, net of dividends	(8)	(19)
Asbestos settlement, net of tax	4	4
Cash contributions to pension plans	(47)	(106)
Restructuring cash spending (Note 7)	(33)	(13)
Change in certain asset and liability accounts:
Increase in receivables	(436)	(508)
Increase in inventories	(135)	(176)
Increase in other current assets	(17)	(62)
Increase in accounts payable and accrued liabilities	103	159
Increase in noncurrent assets	(7)	(7)
Decrease in noncurrent liabilities	(12)	(7)
Change in accrued tax and interest	(83)	12
Other	(21)	40

Cash from operating activities	434	252

Investing activities:
Capital spending:
Additions to property and long-term investments	(146)	(134)
Business acquisitions, net of cash balances acquired (Note 4)	(52)	(52)
Deposit of cash into escrow (Note 4)	(26)	(3)
Release of cash held in escrow	19	—
Purchase of short-term investments	(250)	(100)
Proceeds from maturity of short-term investments	25	474
Payments on cross currency swap contracts	(41)	(46)
Monetization of cross currency swap contracts	1	—
Collection of notes receivable (Note 16)	—	90
Return of capital, equity affiliate (Note 16)	—	78
Reductions of other property and investments	40	18

Cash (used for) from investing activities	(430)	325

Financing activities:
Debt:
Net change in borrowings with maturities of three months or less	10	12
Proceeds from other long-term debt	—	3
Repayment of term loan (Note 8)	—	(400)
Repayment of 6 7/8% notes at maturity (Note 8)	(71)	—
Repayment of acquired debt (Note 8)	(117)	—
Repayment of other long-term debt	(3)	(6)
Other financing activities:
Issuance of treasury stock (Note 13)	71	61
Purchase of treasury stock (Note 13)	(92)	(383)
Dividends paid (Note 13)	(177)	(178)
Dividends paid on subsidiary common stock to noncontrolling interests (Note 13)	(52)	(32)
Other	(12)	(38)

Cash used for financing activities	(443)	(961)

Effect of currency exchange rate changes on cash and cash equivalents	(1)	25

Net decrease in cash and cash equivalents	(440)	(359)
Cash and cash equivalents, beginning of period	1,457	1,341

Cash and cash equivalents, end of period	$1,017	$982

The accompanying notes to the condensed consolidated financial statements are an integral part of this consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

The condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position of PPG Industries, Inc. and subsidiaries (the “Company” or “PPG”) as of June 30, 2012, and the results of their operations for the three and six months ended June 30, 2012 and 2011 and their cash flows for the six months then ended. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in PPG’s Annual Report on Form 10-K for the year ended December 31, 2011.

The results of operations for the six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year.

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

Assets and liabilities reported at fair value on a recurring basis:

(Millions)

	Level 1	Level 2	Level 3	Total
At June 30, 2012

Short-term investments:
Marketable equity securities	$4	$—	$—	$4
Other current assets:
Foreign currency contracts(1)	—	2	—	2
Equity forward arrangement(2)	—	89	—	89
Investments:
Marketable equity securities	60	—	—	60
Other assets:
Interest rate swaps(2)	—	27	—	27
Accounts payable and accrued liabilities:
Foreign currency contracts(2)	—	8	—	8
Forward starting swaps(2)	—	108	—	108
Natural gas swap contracts(2)	—	1	—	1
Other liabilities:
Cross currency swaps(2)	—	38	—	38
Foreign currency contracts(2)	—	1	—	1

At December 31, 2011

Short-term investments:
Commercial paper and restricted cash	$—	$21	$—	$21
Marketable equity securities	4	—	—	4
Other current assets:
Foreign currency contracts(2)	—	1	—	1
Interest Rate Swaps(2)	—	1	—	1
Equity forward arrangement(2)	—	56	—	56
Investments:
Marketable equity securities	56	—	—	56
Other assets:
Interest rate swaps(2)	—	25	—	25
Accounts payable and accrued liabilities:
Foreign currency contracts(2)	—	6	—	6
Forward starting swaps(2)	—	92	—	92
Natural gas swap contracts(2)	—	9	—	9
Other liabilities:
Cross currency swaps(2)	—	120	—	120
Foreign currency contracts(2)	—	1	—	1

(1)	$1 million of this balance is designated as a hedging instrument under U.S. GAAP.

(2)	This entire balance is designated as a hedging instrument under U.S. GAAP.

Assets and liabilities reported at fair value on a nonrecurring basis:

(Millions)

As a result of finalizing a restructuring plan, as discussed in Note 7, “Business Restructuring”, long-lived assets with a carrying amount of $10 million were written-down to their fair value of $7 million, resulting in a charge of $3 million, which was included in the business restructuring expense reported in the six months ended June 30, 2012. These long-lived assets were valued using Level 3 inputs.

4.	Acquisitions

During the six months ended June 30, 2012, the Company closed three acquisitions related to its coatings businesses. The total cost of these acquisitions was $207 million, including debt assumed of $122 million. These acquisitions also provide for contingent payments and escrowed holdbacks. Substantially all of the acquisition activity relates to the two acquisitions described below.

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

Also in early January 2012, PPG completed the purchase of the coatings businesses of Colpisa Colombiana de Pinturas and its affiliate, Colpisa Equador (“Colpisa”), for $38 million, of which $2 million is currently being held back as contingent payments. Colpisa manufactures and distributes coatings for automotive original equipment manufacturer (“OEM”), automotive refinish and industrial customers in Colombia and Ecuador.

The preliminary purchase price allocations related to the acquisitions made in 2012 resulted in an excess of purchase price over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed, which has been recorded as an addition to goodwill. The Dyrup and Colpisa acquisitions included an $8 million flow-through cost of sales of the step up to fair value of inventory acquired.

The following table summarizes the estimated fair value of assets acquired and liabilities assumed as reflected in the preliminary purchase price allocations for the Dyrup and Colpisa acquisitions recorded as of June 30, 2012.

(Millions)
Cash	$6
Current assets	133

Property, plant, and equipment	80
Goodwill	13
Other non-current assets	40

Total assets	$272

Short-term debt	(110)
Current liabilities	(61)
Long-term debt	(10)
Other long-term liabilities	(9)

Net assets	$82

Total purchase price including cash in escrow and contingent payments	$82

During the six months ended June 30, 2011, PPG spent $52 million on several acquisitions. In May 2011, PPG acquired the assets of Equa-Chlor, Inc. for $28 million, of which $3 million is held in escrow. PPG assessed the fair value of the assets acquired and liabilities assumed, which consisted principally of property and operating working capital. PPG recorded a net benefit of $9 million stemming from a bargain purchase gain of $10 million reflecting the excess of the fair value of the net assets acquired over the price paid for the business and a $1 million loss related to the flow-through cost of sales of the step up to fair value of acquired inventory. The gain is reported in Other earnings in the accompanying condensed consolidated statement of income for the three and six months ended June 30, 2011. The remaining amounts spent on acquisitions during the six-month period ending June 30, 2011 represent other acquisitions in the coatings businesses.

5.	Inventories

Inventories as of June 30, 2012 and December 31, 2011 are detailed below:

	June 30, 2012	Dec. 31, 2011
	(Millions)
Finished products	$1,047	$935
Work in process	157	144
Raw materials	454	414
Supplies	117	114

Total	$1,775	$1,607

Most U.S. inventories are valued using the last-in, first-out method. These inventories represented approximately 35 percent of total inventories at June 30, 2012 and December 31, 2011, respectively. If the first-in, first-out method of inventory valuation had been used, inventories would have been $248 million and $232 million higher as of June 30, 2012 and December 31, 2011, respectively.

6.	Goodwill and Other Identifiable Intangible Assets

The change in the carrying amount of goodwill attributable to each reportable segment for the six months ended June 30, 2012 was as follows:

	Performance Coatings	Industrial Coatings	Architectural Coatings – EMEA	Optical and Specialty Materials	Commodity Chemicals	Glass	Total
	(Millions)
Balance, Dec. 31, 2011	$1,139	$484	$933	$48	$6	$50	$2,660
Acquisitions	4	3	9	—	—	—	16
Currency	(6)	(6)	(19)	(1)	—	—	(32)

Balance, June 30, 2012	$1,137	$481	$923	$47	$6	$50	$2,644

The carrying amount of acquired trademarks with indefinite lives as of June 30, 2012 and December 31, 2011 totaled $316 million.

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and are detailed below:

	June 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(Millions)
Acquired technology	$512	$(330)	$182	$511	$(308)	$203
Customer-related intangibles	942	(444)	498	945	(412)	533
Tradenames	118	(53)	65	116	(50)	66
Other	33	(27)	6	32	(25)	7

Balance	$1,605	$(854)	$751	$1,604	$(795)	$809

Aggregate amortization expense related to these identifiable intangible assets for the three and six months ended June 30, 2012 was $27 million and $56 million, respectively, and for the three and six months ended June 30, 2011 was $31 million and $62 million, respectively. As of June 30, 2012, estimated future amortization expense of identifiable intangible assets is as follows: $61 million for the remaining six months of 2012, approximately $107 million in 2013, approximately $100 to $105 million in 2014 and 2015, and approximately $85 million in 2016 and 2017.

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

As a result of this restructuring plan, in March 2012 the Company recorded a charge of $208 million for business restructuring, including severance and other costs of $160 million, asset write-offs of $53 million, and a net pension curtailment gain of $5 million. The Company expects to incur additional costs of approximately $8 million directly associated with the restructuring actions for demolition, dismantling, relocation and training that will be charged to expense as incurred. To date, approximately $1 million of these expenses have been recognized. The Company expects to incur the majority of the remainder of these additional expenses ratably over the remainder of 2012.

The following table summarizes the restructuring plan and the activity in the restructuring reserve during the six months ended June 30, 2012:

(Millions, except no. of employees)	Severance and Other Costs	Pension Curtailment (Gains)/Losses	Asset Write-offs	Total Reserve	Employees Impacted
Performance Coatings	$52	$1	$12	$65	740
Industrial Coatings	39	(1)	8	46	348
Architectural Coatings - EMEA	65	(5)	3	63	795
Optical & Specialty Materials	2	—	30	32	50
Commodity Chemicals	1	—	—	1	22
Corporate	1	—	—	1	4

Total	$160	$(5)	$53	$208	1,959
Activity to date	(30)	5	(53)	(78)	(835)
Currency Impact	(5)	—	—	(5)	—

Balance as of June 30, 2012	$125	$—	$—	$125	1,124

Amounts related to 2012 restructuring reserve that are expected to be paid out after June 30, 2013 are classified as Other liabilities in the accompanying condensed consolidated balance sheet as of June 30, 2012. In addition to the amounts related to the 2012 restructuring reserve, there were also cash payments of approximately $3 million and $13 million related to prior restructuring programs made in the six months ended June 30, 2012 and 2011, respectively.

8.	Debt

During the six months ended June 30, 2012, the Company reclassified the $600 million of 5.75% notes due 2013 to Short-term debt and current portion of long-term debt in the accompanying condensed consolidated balance sheet as these notes are now due to be repaid within 12 months. Also during the six months ended June 30, 2012, the Company assumed $120 million of debt in the Dyrup acquisition; repaid $117 million of that debt, and repaid the $71 million of 6 7/8% notes upon their maturity.

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

The following table summarizes PPG’s maximum exposure to loss associated with RS Cogen.

(Millions)
Investment in and advances to RS Cogen	$13
Take-or-pay obligation under power tolling arrangement through 2023	246

Maximum exposure to loss as of June 30, 2012	$259

10.	Earnings Per Common Share

The following table presents the earnings per common share calculations for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30		Six Months Ended June 30
(Millions, except per share amounts)	2012	2011	2012	2011

Earnings per common share (attributable to PPG)
Net income (attributable to PPG)	$362	$340	$375	$568
Weighted average common shares outstanding	153.2	158.2	153.0	159.4

Earnings per common share (attributable to PPG)	$2.37	$2.15	$2.45	$3.57

Earnings per common share - assuming dilution (attributable to PPG)
Net income (attributable to PPG)	$362	$340	$375	$568

Weighted average common shares outstanding	153.2	158.2	153.0	159.4

Effect of dilutive securities:
Stock options	0.9	1.3	0.9	1.3
Other stock compensation plans	0.9	0.8	0.8	0.8

Potentially dilutive common shares	1.8	2.1	1.7	2.1

Adjusted weighted average common shares outstanding	155.0	160.3	154.7	161.5

Earnings per common share - assuming dilution (attributable to PPG)	$2.34	$2.12	$2.42	$3.52

There were no antidilutive outstanding stock options for the three or six months periods ended June 30, 2012 or 2011.

11.	Income Taxes

The effective tax rate on pretax earnings for the six months ended June 30, 2012 was approximately 22.7 percent compared to approximately 26 percent for the first half year of 2011. The effective tax rate for the six months ended 2012 includes tax benefits of $60 million or 37.7 percent on the $159 million charge for environmental remediation costs, $45 million or 21.4 percent on the $208 million business restructuring charge, $2 million or 28.6 percent on the acquisition-related expenses of $6 million and $1 million or 37.7 percent on the business divestiture / merge costs of $4 million. The effective rate for the first six months of 2011 included the impact of the non-taxable bargain purchase gain resulting from the Equa-Chlor acquisition. The effective tax rate on the remaining pre-tax earnings was 25 percent resulting in tax expense of $239 million for the first six months of 2012 compared to 26 percent or $220 million for the first six months of 2011.

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

12.	Pensions and Other Postretirement Benefits

The net periodic benefit costs for the three and six months ended June 30, 2012 and 2011 were as follows:

	Pensions
	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(Millions)
Service cost	$15	$15	$32	$32
Interest cost	61	65	122	128
Expected return on plan assets	(75)	(79)	(150)	(156)
Amortization of prior service cost	—	—	—	—
Amortization of actuarial losses	39	32	76	60
Curtailment (gains) losses	—	—	—	4

Net periodic pension cost	$40	$33	$80	$68

PPG does not have a mandatory contribution to make to its U.S. defined benefit pension plans in 2012; however, the company may make voluntary contributions to its U.S. pension plans in 2012 of up to $60 million. PPG expects to make mandatory contributions to its non-U.S. plans in 2012 of approximately $90 million, of which $47 million was made as of June 30, 2012.

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

	Other Postretirement Benefits
	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(Millions)
Service cost	$5	$4	$11	$9
Interest cost	14	16	29	32
Amortization of prior service credit	(4)	(3)	(6)	(6)
Amortization of actuarial losses	7	8	17	15

Net periodic other postretirement benefit cost	$22	$25	$51	$50

13.	Shareholders’ Equity

The following tables present the change in total shareholders’ equity for the six months ended June 30, 2012 and 2011, respectively:

(Millions)	Total PPG Shareholders’ Equity	Non- controlling Interests	Total
Balance, January 1, 2012	$3,249	$197	$3,446
Net income	375	72	447
Other comprehensive income, net of tax	7	(2)	5
Cash dividends	(177)	—	(177)
Issuance of treasury stock	80	—	80
Purchase of treasury stock	(92)	—	(92)
Stock-based compensation activity	19	—	19
Dividends paid on subsidiary common stock to noncontrolling interests	—	(52)	(52)
Other changes in noncontrolling interests	—	(1)	(1)

Balance, June 30, 2012	$3,461	$214	$3,675

(Millions)	Total PPG Shareholders’ Equity	Non- controlling Interests	Total
Balance, January 1, 2011	$3,638	$195	$3,833
Net income	568	63	631
Other comprehensive income, net of tax	328	8	336
Cash dividends	(178)	—	(178)
Issuance of treasury stock	84	—	84
Purchase of treasury stock	(383)	—	(383)
Stock-based compensation activity	(3)	—	(3)
Dividends paid on subsidiary common stock to noncontrolling interests	—	(32)	(32)

Balance, June 30, 2011	$4,054	$234	$4,288

14.	Financial Instruments, Excluding Derivative Financial Instruments

Included in PPG’s financial instrument portfolio are cash and cash equivalents, short-term investments, cash held in escrow, marketable equity securities, company-owned life insurance and short and long-term debt instruments. The fair values of these financial instruments approximated their carrying values at June 30, 2012 and December 31, 2011, in the aggregate, except for long-term debt.

Long-term debt (excluding capital lease obligations) had carrying and fair values totaling $3,537 million and $4,126 million, respectively, as of June 30, 2012. Long-term debt (excluding capital lease obligations) had carrying and fair values totaling $3,617 million and $4,154 million, respectively, as of December 31, 2011.

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

PPG enters into derivative financial instruments with high credit quality counterparties and diversifies its positions among such counterparties in order to reduce its exposure to credit losses. The Company did not realize a credit loss on derivatives during the six month periods ended June 30, 2012 or 2011.

PPG centrally manages certain of its foreign currency transaction risks to minimize the volatility in cash flows caused by currency fluctuations. Decisions on whether to use derivative financial instruments to hedge the net transaction exposures related to all regions of the world are made based on the amount of those exposures by currency and, in certain situations, an assessment of the near-term outlook for certain currencies. This net hedging strategy does not qualify for hedge accounting; therefore, the change in the fair value of these instruments is recorded in Other charges in the accompanying condensed consolidated statement of income in the period of change. As of June 30, 2012 and December 31, 2011, the fair value of these contracts were assets of $1 million and $0.4 million, respectively.

PPG designates forward currency contracts as hedges against the Company’s exposure to variability in exchange rates on short-term intercompany borrowings and transactions denominated in foreign currencies. To the extent effective, changes in the fair value of these instruments are deferred in AOCI and subsequently reclassified to Other charges in the accompanying condensed consolidated statement of income as foreign exchange gains and losses are recognized on the related intercompany transactions. The portion of the change in fair value considered to be ineffective is recognized immediately in Other charges in the accompanying condensed consolidated statement of income. All amounts related to these instruments deferred in AOCI as of June 30, 2012 will be reclassified to earnings within the next twelve months. As of June 30, 2012 and December 31, 2011, the fair value of these instruments was a net liability of $6 million and $5 million, respectively.

PPG designates forward currency contracts as hedges against the Company’s exposure to future changes in fair value related to certain firm sales commitments denominated in foreign currencies. These contracts are designated as fair value hedges. As such, they are reported at fair value in the Company’s condensed consolidated balance sheet, with changes in the fair value of these contracts and that of the related firm sales commitments reported in net sales. As of June 30, 2012, these contracts converted $77 million to the South Korean won over the 24 month period ending June 30, 2014. As of December 31, 2011, these contracts converted $91 million to the South Korean won over the 30 month period ending June 30, 2014. As of June 30, 2012 and December 31, 2011, the fair value of the contracts was a net liability of $2 million and $1 million, respectively.

As of January 1, 2012, PPG had nine U.S. dollar to euro cross currency swap contracts with a total notional amount of $1.16 billion, of which $600 million were to settle on March 15, 2013 and $560 million are to settle on March 15, 2018. In June 2012, $600 million swaps, with a settlement date of March 15, 2013, were settled at which time PPG received $1 million. On settlement of the remaining outstanding contracts, PPG will receive $560 million U.S. dollars and pay euros to the counterparties to the contracts. During the term of these contracts, PPG will receive semiannual payments in March and September of each year based on U.S. dollar, long-term fixed interest rates, and PPG will make annual payments in March of each year to the counterparties based on euro, long-term fixed interest rates. The Company designated all of the cross currency swaps as hedges of its net investment in the acquired SigmaKalon businesses and, as a result, the mark to market fair value adjustments of the swaps outstanding have been and will be recorded as a component of AOCI, and the cash flow impact of these swaps has been and will be classified as investing activities in the condensed consolidated statement of cash flows. As of June 30, 2012 and December 31, 2011, the fair value of these contracts was a net liability of $38 million and $120 million, respectively.

As of June 30, 2012 and December 31, 2011, PPG designated €300 million euro-denominated borrowings as a hedge of a portion of PPG’s net investment in the Company’s European operations. Also during 2010, certain portions of PPG’s various other euro-denominated borrowings were designated as hedges of PPG’s investments in its European operations. As a result, the change in book value from adjusting these foreign denominated borrowings to current spot rates was deferred in AOCI.

As of June 30, 2012 and December 31, 2011 the Company had accumulated pretax unrealized translation gains in AOCI of $64 million and $14 million, respectively, which related to both the euro-denominated borrowings and the cross currency swaps that have been designated as hedges of net investments.

Deferrals in AOCI related to hedges of the Company’s net investments in European operations would be reclassified and recognized in earnings upon a substantial liquidation, sale or partial sale of such investments or upon impairment of all or a portion of such investments.

The Company manages its interest rate risk by balancing its exposure to fixed and variable rates while attempting to minimize its interest costs. Generally, the Company maintains variable interest rate debt at a level of approximately 25 percent to 50 percent of total borrowings. PPG principally manages its fixed and variable interest rate risk by retiring and issuing debt from time to time and through the use of interest rate swaps. As of June 30, 2012 and December 31, 2011, these swaps converted $395 million and $445 million of fixed rate debt to variable rate debt, respectively. The swaps are designated as fair value hedges. As such, these swaps are carried at fair value. Changes in the fair value of these swaps and that of the related debt are recorded in Interest Expense in the accompanying condensed consolidated statement of income. As of June 30, 2012 and December 31, 2011, the fair value of these contracts was a net asset of $27 million and $26 million, respectively.

The Company entered into forward starting swaps in 2009 and in the second quarter of 2010 to effectively lock-in a fixed interest rate of 4.8 percent for future debt refinancings with an anticipated term of ten years based on the ten year swap rate, to which will be added a corporate spread. All of the swap contracts are required to be settled on July 30, 2012. As of June 30, 2012 and December 31, 2011, the notional amount of the swaps outstanding totaled $400 million. To the extent that the swaps are effective, changes in the fair values of the swap contracts are deferred in AOCI. The portion of the change in fair value considered to be ineffective is recognized immediately in Other charges in the accompanying condensed consolidated statement of income. Amounts deferred in AOCI will be reclassified to Interest Expense over the same period of time that interest expense is recognized on the future borrowings. As of June 30, 2012 and December 31, 2011, the fair value of these swaps was a liability of $108 million and $92 million, respectively.

The Company uses derivative instruments to manage its exposure to fluctuating natural gas prices through the use of natural gas swap contracts. To the extent that these instruments are effective in hedging PPG’s exposure to price changes, changes in the fair values of the hedge contracts are deferred in AOCI and reclassified to Cost of sales, exclusive of depreciation and amortization as the natural gas is purchased. The amount of ineffectiveness is reported in Other charges in the accompanying condensed consolidated statement of income immediately. As of June 30, 2012 and December 31, 2011, the fair value of these contracts was a liability of $1 million and $9 million, respectively. As of June 30, 2012, the total pretax loss deferred in AOCI related to contracts that mature within the third quarter of 2013.

PPG entered into a one-year renewable equity forward arrangement with a bank in 2003 in order to mitigate the impact on PPG earnings of changes in the fair value of 1,388,889 shares of PPG stock that are to be contributed to the asbestos settlement trust as discussed in Note 18, “Commitments and Contingent Liabilities.” This instrument, which has been renewed, is recorded at fair value as an asset or liability and changes in the fair value of this instrument are reflected in the Asbestos settlement – net caption of the accompanying condensed consolidated statement of income. The total principal amount payable for these shares is $62 million. PPG will pay to the bank interest based on the principal amount and the bank will pay to PPG an amount equal to the dividends paid on these shares during the period this instrument is outstanding. The difference between the principal amount and any amounts related to unpaid interest or dividends and the current market price for these shares, adjusted for credit risk, represents the fair value of the instrument as well as the amount that PPG would pay or receive if the bank chose to net settle the instrument. Alternatively, the bank may, at its option, require PPG to purchase the shares covered by the arrangement at the principal amount adjusted for unpaid interest and dividends as of the date of settlement. As of June 30, 2012 and December 31, 2011, the fair value of this contract was an asset of $89 million and $56 million, respectively.

No derivative instrument initially designated as a hedge instrument was undesignated or discontinued as a hedging instrument during the six month periods ended June 30, 2012 or 2011. Nor were any amounts deferred in AOCI reclassified to earnings during these periods related to hedges of anticipated transactions that were no longer expected to occur.

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

For the first six months of 2012, Other comprehensive income included a net pretax loss due to cash flow hedge derivatives of $9 million ($6 million, net of tax). This loss was comprised of realized losses of $23 million and unrealized losses of $32 million. The realized losses related to the settlement during the period of natural gas contracts, interest rate swaps owned by RS Cogen (Refer to Note 9, “Variable Interest Entities” for a discussion regarding this equity method investment) and foreign currency contracts. The unrealized losses related to the change in fair value of forward starting swaps, natural gas and foreign currency contracts.

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

Refer to Note 3, “Fair Value Measurement,” for additional disclosures related to the Company’s derivative instruments outstanding as of June 30, 2012 and December 31, 2011.

The following table provides details for the six month period ended June 30, 2012 related to fair value, cash flow and net investment hedges by type of derivative and financial instrument. All amounts are pretax:

(Millions) Hedge Type	Gain (Loss) Deferred in OCI	Gain (Loss) Recognized
		Amount	Caption
Fair Value
Interest rate swaps (a)	Not applicable	$4	Interest expense
Foreign currency contracts (a)	Not applicable	—	Sales
Equity forward arrangements (a)	Not applicable	33	Asbestos - net

Total Fair Value		$37

Cash Flow
Natural gas swaps (a)	$(3)	$(10)	Cost of sales
Interest rate swaps of an equity method investee	—	(1)	Other earnings
Forward starting swaps (a)	(17)	—
Foreign currency contracts (b)	(12)	(12)	Other charges

Total Cash Flow	$(32)	$(23)

Net Investment
Cross currency swaps (c)	$41	$—
Foreign denominated debt	9	Not applicable

Total Net Investment	$50

Non-Hedge
Foreign currency contracts	Not applicable	$—	Other charges

Total Non-Hedge		$—

(a)	The ineffective portion related to each of these items was not greater than $0.3 million of income or expense.
(b)	The ineffective portion related to this item was $4 million of expense.
(c)	The ineffective portion related to this item was $1 million of expense.

The following tables provide details for the six month period ended June 30, 2011 related to fair value, cash flow and net investment hedges by type of financial instrument. All amounts are pretax:

(Millions) Hedge Type	Gain (Loss) Deferred in OCI	Gain (Loss) Recognized
		Amount	Caption
Fair Value
Interest rate swaps (a)	Not applicable	$9	Interest expense
Foreign currency contracts (c)	Not applicable	2	Sales
Equity forward arrangements (a)	Not applicable	10	Asbestos - net

Total Fair Value		$21

Cash Flow
Natural gas swaps (c)	$(3)	$(20)	Cost of sales
Interest rate swaps of an equity method investee	—	(1)	Other earnings
Forward starting swaps (c)	(12)	—
Foreign currency contracts (b)	12	13	Other charges

Total Cash Flow	$(3)	$(8)

Net Investment
Cross currency swaps (a)	$(92)	$—
Foreign denominated debt	(33)	Not applicable

Total Net Investment	$(125)

Non-Hedge
Foreign currency contracts	Not applicable	$(1)	Other charges

Total Non-Hedge		$(1)

(a)	The ineffective portion related to each of these items was less than $0.3 million of expense.
(b)	The ineffective portion related to this item was $3 million of expense.
(c)	The ineffective portion related to this item was less than $0.5 million of income.

16.	Cash Flow Information

Cash payments for interest were $114 million and $112 million for the six months ended June 30, 2012 and 2011, respectively. Cash payments for income taxes for the six months ended June 30, 2012 and 2011 were $225 million and $171 million, respectively.

In April 2011, the Company received $168 million from Pittsburgh Glass Works LLC (“PGW”), PPG’s former automotive glass and services business. The $168 million was comprised of the repayment of $90 million of notes receivable from PGW and a $78 million return of capital.

17.	Stock-Based Compensation

The Company’s stock-based compensation includes stock options, restricted stock units (“RSUs”) and grants of contingent shares that are earned based on achieving targeted levels of total shareholder return. All current grants of stock options, RSUs and contingent shares are made under the PPG Industries, Inc. Amended and Restated Omnibus Incentive Plan (“PPG Amended Omnibus Plan”), which was amended and restated effective April 21, 2011. Shares available for future grants under the PPG Amended Omnibus Plan were 8.4 million as of June 30, 2012.

Total stock-based compensation expense was $17 million and $31 million for the three and six months ended June 30, 2012, respectively, and $10 million and $21 million for the three and six months ended June 30, 2011, respectively. The total income tax benefit recognized in the accompanying condensed consolidated statement of income related to the stock-based compensation was $6 million and $11 million for the three and six months ended June 30, 2012, respectively, and $4 million and $8 million for the three and six months ended June 30, 2011, respectively.

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

The fair value of the first quarter 2012 grants was calculated with the following weighted average assumptions:

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

Since the June 16, 2011 ruling, the third amended plan of reorganization has been the subject of negotiations among the parties in interest, amendments, proposed amendments and hearings. On April 20, 2012, PC filed plan materials with proposed amendments to the third amended PC plan of reorganization, which PPG believes would, upon adoption as a final amended plan, resolve all of the issues raised by the Bankruptcy Court in its June 16, 2011 ruling. On June 21, 2012, the Bankruptcy Court heard argument regarding whether the remaining insurer objectors had standing to continue to prosecute their objections to the plan materials. The Bankruptcy Court did not rule at that time on the question of the remaining insurer objectors’ standing, but took the matter under advisement. On July 17, 2012, the Bankruptcy Court issued an order setting forth the schedule for finalizing an amended plan and moving the PC bankruptcy reorganization proceedings forward. Specifically, the Bankruptcy Court ordered that an amended plan of reorganization be filed on or before August 20, 2012. The order also provides for further proceedings in connection with potential objections to that plan and schedules a hearing for October 10, 2012 for the purpose of determining whether an evidentiary hearing on such amended PC plan of reorganization would be needed and for arguments on objections, if any. PPG is working with PC and the other interested parties toward the filing of an amended PC plan of reorganization as ordered by the Bankruptcy Court. If an amended PC plan of reorganization is not filed by August 20, 2012, then the order provides that a rule to show cause hearing shall be held on October 10, 2012 for the purpose of determining whether the PC Chapter 11 bankruptcy case should be dismissed or converted to a liquidation. PPG management believes that an amended plan will be filed as ordered by the Bankruptcy Court and that the October 10, 2012 proceedings will be for the purpose of determining next steps toward confirmation of such plan.

If the Bankruptcy Court ultimately finds such an amended PC plan of reorganization to be acceptable, the Bankruptcy Court will enter a confirmation order if all requirements to confirm a plan of reorganization under the Bankruptcy Code have been satisfied. Such an order could be appealed to the U.S. District Court for the Western District of Pennsylvania by any remaining insurer or other objectors to the amended and confirmed PC plan of reorganization. Assuming that the District Court approves a confirmation order, any remaining insurer or other objectors could appeal the order to the U.S. Third Circuit Court of Appeals and subsequently could seek review by the U.S. Supreme Court.

The 2009 PPG Settlement Arrangement will not become effective until an amended PC plan of reorganization is finally approved by an appropriate court order that is no longer subject to appellate review, and PPG’s initial contributions will not be due until 30 business days thereafter (the “Funding Effective Date”).

Asbestos Claims Subject to Bankruptcy Court’s Channeling Injunction

If an amended PC plan of reorganization is approved by the Bankruptcy Court and becomes effective, a channeling injunction will be entered under §524(g) of the Bankruptcy Code prohibiting present and future claimants from asserting asbestos claims against PC. With regard to PPG, the channeling injunction by its terms will prohibit present and future claimants from asserting claims against PPG that arise, in whole or in part, out of exposure to Unibestos, or any other asbestos or asbestos-containing products manufactured, sold and/or distributed by PC, or asbestos on or emanating from any PC premises. The injunction by its terms will also prohibit codefendants in these cases that are subject to the channeling injunction from asserting claims against PPG for contribution, indemnification or other recovery. Such injunction will also preclude the prosecution of claims against PPG arising from alleged exposure to asbestos or asbestos-containing products to the extent that a claimant is alleging or seeking to impose liability, directly or indirectly, for the conduct of, claims against or demands on PC by reason of PPG’s: (i) ownership of a financial interest in PC; (ii) involvement in the management of PC, or service as an officer, director or employee of PC or a related party; (iii) provision of insurance to PC or a related party; or (iv) involvement in a financial transaction affecting the financial condition of PC or a related party. The foregoing PC related claims are referred to as “PC Relationship Claims” and constitute, in PPG management’s opinion, the vast majority of the pending asbestos personal injury claims against PPG. All claims channeled to the Trust will be paid only from the assets of the Trust.

Asbestos Claims Retained by PPG

The channeling injunction provided for under the third amended PC plan of reorganization, as amended, will not extend to any claim against PPG that arises out of exposure to any asbestos or asbestos-containing products manufactured, sold and/or distributed by PPG or its subsidiaries that is not a PC Relationship Claim, and in this respect differs from the channeling injunction contemplated by the second amended PC plan of reorganization filed in 2003. While management believes that the vast majority of the approximately 114,000 claims against PPG alleging personal injury from exposure to asbestos relate to products manufactured, distributed or sold by PC, the potential liability for any non-PC Relationship Claims will be retained by PPG. Because a determination of whether an asbestos claim is a non-PC Relationship Claim would typically not be known until shortly before trial and because the filing and prosecution of asbestos claims (other than certain premises claims) against PPG has been enjoined since April 2000, the actual number of non-PC Relationship Claims that may be pending at the expiration of the stay or the number of additional claims that may be filed against PPG in the future cannot be determined at this time. PPG does not expect the Bankruptcy Court to lift the stay until after confirmation or rejection of the third amended PC plan of reorganization, as amended. PPG intends to defend against all such claims vigorously and their ultimate resolution in the court system is expected to occur over a period of years.

In addition, similar to what was contemplated by the second amended PC plan of reorganization, the channeling injunction will not extend to claims against PPG alleging personal injury caused by asbestos on premises owned, leased or occupied by PPG (so called “premises claims”), which generally have been subject to the stay imposed by the Bankruptcy Court. Historically, a small proportion of the claims against PPG and its subsidiaries have been premises claims, and based upon review and analysis, PPG believes that the number of premises claims currently comprises less than 2 percent of the total asbestos related claims against PPG. Beginning in late 2006, the Bankruptcy Court lifted the stay with respect to certain premises claims against PPG. As a result, PPG and its primary insurers have settled approximately 500 premises claims. PPG’s insurers agreed to provide insurance coverage for a major portion of the payments made in connection with the settled claims, and PPG accrued the portion of the settlement amounts not covered by insurance. PPG, in conjunction with its primary insurers as appropriate, evaluates the factual, medical, and other relevant information pertaining to additional claims as they are being considered for potential settlement. The number of such claims under consideration for potential settlement, currently approximately 380, varies from time to time. Premises claims remain subject to the stay, as outlined above, although certain claimants have requested the Court to lift the stay with respect to these claims and the stay has been lifted as to some claims. PPG believes that any financial exposure resulting from such premises claims, taking into account available insurance coverage, will not have a material adverse effect on PPG’s consolidated financial position, liquidity or results of operations.

PPG’s Funding Obligations

PPG has no obligation to pay any amounts under the third amended PC plan of reorganization, as amended until the Funding Effective Date. If the third amended PC plan of reorganization, as amended, is approved, PPG and certain of its insurers will make the following contributions to the Trust. On the Funding Effective Date, PPG will relinquish any claim to its equity interest in PC, convey the stock it owns in Pittsburgh Corning Europe and transfer 1,388,889 shares of PPG’s common stock or cash equal to the fair value of such shares as defined in the 2009 PPG Settlement Arrangement. PPG will make aggregate cash payments to the Trust of approximately $825 million, payable according to a fixed payment schedule over a period ending in 2023. The first payment is due on the Funding Effective Date. PPG would have the right, in its sole discretion, to prepay these cash payments to the Trust at any time at a discount rate of 5.5 percent per annum as of the prepayment date. PPG’s historical insurance carriers participating in the third amended PC plan of reorganization will also make cash payments to the Trust of approximately $1.7 billion between the Funding Effective Date and 2027. These payments could also be prepaid to the Trust at any time at a discount rate of 5.5 percent per annum as of the prepayment date. PPG will grant asbestos releases and indemnifications to all participating insurers, subject to amended coverage-in-place arrangements with certain insurers for remaining coverage of premises claims. PPG will grant certain participating insurers full policy releases on primary policies and full product liability releases on excess coverage policies. PPG will also grant certain other participating excess insurers credit against their product liability coverage limits.

PPG’s obligation under the 2009 PPG Settlement Arrangement at December 31, 2008 was $162 million less than the amount that would have been due under the 2002 PPG Settlement Arrangement. This reduction is attributable to a number of negotiated provisions in the 2009 PPG Settlement Arrangement, including the provisions relating to the channeling injunction under which PPG retains liability for any non-PC Relationship Claims. PPG will retain such amount as a reserve for asbestos-related claims that will not be channeled to the Trust, as this amount represents PPG’s best estimate of its liability for these claims. PPG does not have sufficient current claim information or settlement history on which to base a better estimate of this liability, in light of the fact that the Bankruptcy Court’s stay has been in effect since 2000. As a result, PPG’s reserve at June 30, 2012 and December 31, 2011 for asbestos-related claims that will not be channeled to the Trust is $162 million. In addition, under the 2009 PPG Settlement Arrangement, PPG will retain for its own account rights to recover proceeds from certain historical insurance assets, including policies issued by non-participating insurers. Rights to recover these proceeds would have been assigned to the Trust by PPG under the 2002 PPG Settlement Arrangement.

Following the effective date of the third amended PC plan of reorganization, as amended, and the lifting of the Bankruptcy Court stay, PPG will monitor the activity associated with asbestos claims which are not channeled to the Trust pursuant to the third amended PC plan of reorganization, and evaluate its estimated liability for such claims and related insurance assets then available to the Company as well as underlying assumptions on a periodic basis to determine whether any adjustment to its reserve for these claims is required.

Of the total obligation of $873 million under the 2009 PPG Settlement Arrangement at June 30, 2012, $642 million is reported as a current liability and the present value of the payments due in the years 2014 to 2023 totaling $231 million is reported as a non-current liability in the accompanying condensed consolidated balance sheet. The future accretion of the noncurrent portion of the liability will total $116 million and be reported as expense in the condensed consolidated statement of income over the period through 2023, as follows (in millions):

Remainder of 2012	$7
2013	14
2014 – 2023	95

Total	$116

The following table summarizes the impact on PPG’s financial statements for the three months ended June 30, 2012 and 2011 resulting from the 2009 PPG Settlement Arrangement including the change in fair value of the stock to be transferred to the Trust and the equity forward instrument (see Note 15, “Derivative Financial Instruments and Hedge Activities”) and the increase in the net present value of the future payments to be made to the Trust.

	Three Months Ended June 30		Six Months Ended June 30
Increase (decrease) in expense:	2012	2011	2012	2011
	(Millions)
Change in fair value:
PPG stock	$14	$(6)	$31	$10
Equity forward instrument	(15)	6	(33)	(10)
Accretion of asbestos liability	4	3	8	6

Asbestos settlement – net expense	$3	$3	$6	$6

The fair value of the equity forward instrument is included as an Other current asset as of June 30, 2012 and December 31, 2011 in the accompanying condensed consolidated balance sheet. Payments under the fixed payment schedule require annual payments that are due each June. The current portion of the asbestos settlement liability included in the accompanying condensed consolidated balance sheet as of June 30, 2012 consists of all such payments required through June 2013, the fair value of PPG’s common stock and the value of PPG’s investment in Pittsburgh Corning Europe. The amount due June 30, 2014 of $5 million and the net present value of the remaining payments is included in the long-term asbestos settlement liability in the accompanying condensed consolidated balance sheet as of June 30, 2012.

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

As of June 30, 2012 and December 31, 2011, PPG had reserves for environmental contingencies totaling $368 million and $226 million, respectively, of which $95 million and $59 million, respectively, were classified as current liabilities. The reserve at June 30, 2012 included $256 million for environmental contingencies associated with PPG’s former chromium manufacturing plant in Jersey City, N.J. (“Jersey City”) and associated sites (“New Jersey Chrome”), $61 million for environmental contingencies associated with the Calcasieu River estuary and three operating plant sites in PPG’s chemicals business and $51 million for other environmental contingencies, including National Priority List sites and legacy glass manufacturing sites. The reserve at December 31, 2011 included $129 million for environmental contingencies associated with the former chromium manufacturing plant in Jersey City, $50 million for environmental contingencies associated with the Calcasieu River Estuary and three operating plant sites in PPG’s chemicals business and $47 million for other environmental contingencies, including National Priority List sites and legacy glass manufacturing sites. Pretax charges against income for environmental remediation costs totaled $3 million and $164 million, respectively, for the three and six months ended June 30, 2012 and $2 million and $12 million, respectively, for the three and six months ended June 30, 2011, and are included in Other charges in the accompanying condensed consolidated statement of income. Cash outlays related to such environmental remediation aggregated $12 million and $25 million, respectively, for the three and six months ended June 30, 2012 and $16 million and $35 million, respectively for the three and six months ended June 30, 2011. The impact of foreign currency was zero in the six months ended June 30, 2012 and increased the liability by $3 million in the six months ended June 30, 2011. As a result of the allocation of the purchase price of acquisitions to assets acquired and liabilities assumed, the liability for environmental contingencies was increased by $3 million during the six months ended June 30, 2012.

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

In May 2005, the NJDEP filed a complaint against PPG and two other former chromium producers seeking to hold the parties responsible for a further 53 sites where the source of chromium contamination is not known and to recover costs incurred by the agency in connection with its response activities at certain of those sites. During the third quarter of 2008, the parties reached an agreement in principle on all claims relating to these 53 sites (the “Orphan Sites Settlement”). Under the terms of this Orphan Sites Settlement, PPG accepted responsibility for remediation of 6 of the 53 sites, one half of the cost for remediating ten sites where chrome ore processing residue was used as fill in connection with the installation or repair of sewer lines owned by Jersey City, reimburse the NJDEP for a portion of past costs in the amount of $5 million and be responsible for the NJDEP’s oversight costs associated with the sites for which PPG is wholly or partially responsible. This settlement was finalized and issued for public comment in June 2011. After the close of the public comment period, NJDEP determined that no changes to the settlement were necessary and a motion was filed with the court to enter the settlement as a final order. In September 2011, the court entered the Orphan Sites Settlement as a final order. PPG paid its share of past costs in October 2011. This Orphan Sites Settlement did not affect PPG’s responsibilities for the 14 remaining unremediated sites covered by PPG’s ACO. The investigation and remediation of the soils and sources of contamination of the 10 sewer sites will occur over an extended period of time to allow for investigation and determination of impacts associated with these sites, and coordination of remediation with the maintenance and repair of the sewers by Jersey City.

A settlement agreement among PPG, NJDEP and Jersey City (which had asserted claims against PPG for lost tax revenue) has been reached and memorialized in the form of a Judicial Consent Order (the “JCO”) that was entered by the court on June 26, 2009. PPG’s remedial obligations under the ACO with NJDEP have been incorporated into the JCO. Pursuant to the JCO, a new process has been established for the review of the technical reports PPG must submit for the investigation and remedy selection for the 14 ACO sites and the six sites for which PPG has accepted sole responsibility under the terms of the Orphan Sites Settlement (“20 PPG sites”). The JCO also provided for the appointment of a court-approved Site Administrator who is responsible for establishing a master schedule for the remediation of the 20 PPG sites. The JCO established a goal, based on currently applicable remedial provisions, to remediate soils and sources of contamination at the 20 PPG sites as expeditiously as possible for completion at the end of 2014 in accordance with the master schedule developed by the Site Administrator. On July 6, 2009, former United States Environmental Protection Agency Deputy Administrator, Michael McCabe, was appointed as Site Administrator under the JCO. The JCO also resolved the claims for reparations for lost tax revenues by Jersey City with the payment of $1.5 million over a five year time period. The JCO did not otherwise affect PPG’s responsibility for the remediation of the 14 ACO sites. PPG’s estimated costs under the JCO, including amounts related to site administration, are included in the June 30, 2012 reserve for New Jersey Chrome environmental remediation matters.

In the first quarter of 2012, an additional site was identified for which PPG has assumed responsibility for hexavalent chromium contamination. PPG learned that chromate waste from its former plant site was transported and used as construction fill at this location. PPG is working cooperatively with the property owner to support his cleanup of the site. A preliminary estimate of the cost to investigate and remediate hexavalent chromium contamination has been included in the accrued liability balance at June 30, 2012.

Since October 2006, activities contained in the feasibility study work plan have been undertaken and remedial alternatives were assessed which included, but were not limited to, soil excavation and offsite disposal in a licensed disposal facility, in situ chemical stabilization of soil and groundwater, and in situ solidification of soils. The feasibility study work plan for the former chromium manufacturing site previously submitted in 2006 was incorporated into a remedial action work plan. PPG submitted a preliminary draft soil remedial action work plan for the former chromium manufacturing and adjacent sites to NJDEP in June 2011. PPG received commentary from the NJDEP in connection with their review. The work plans for interim remedial measures at the chromium manufacturing site, which consisted of the removal and off-site disposal of approximately 70,000 tons of chromium impacted soil and concrete foundations, was approved by NJDEP and the associated work was completed in the third quarter 2011. The submission of the final draft soil remedial action work plan for the former chromium manufacturing and adjacent sites which was initially required to be submitted to NJDEP in May 2012, has been delayed while PPG is working with NJDEP and the City of Jersey City to address issues related to PPG’s proposed approach to obtaining use limitations for the properties that will be remediated. In the meantime, NJDEP has completed a pre-submission review of the final draft soil remedial action work plan and has expressed their support of the proposed remediation activities that PPG continues to perform while the issues related to use limitations for these properties are being addressed. PPG has submitted a final draft remedial action work plan for one other remaining site under the ACO. This proposal was submitted to the NJDEP for approval, with remedial activities expected to begin in 2012. Investigation activities for all remaining sites covered by the ACO are also expected to be completed in 2012 and PPG believes the results of the work performed in connection with the preparation of the plan that was originally expected to be submitted in May 2012 as described above will provide the Company with relevant information concerning remediation alternatives and costs at these sites as well.

As work has continued at all of the New Jersey Chrome sites and the final draft soil remedial action work plan for the former chromium manufacturing and adjacent sites was being developed, the estimated remediation costs were refined for all New Jersey Chrome sites and the updated information was used to compile a new estimate of the remediation costs, which resulted in a charge of $145 million in the first quarter of 2012. The liability for remediation of the New Jersey Chrome sites totals $256 million at June 30, 2012. The major cost components of this liability continue to be related to transportation and disposal of impacted soil as well as construction services. These components account for approximately 55 percent and 30 percent of the accrued amount, respectively, as of June 30, 2012. The accrued liability also includes estimated costs for water treatment, engineering and project management. The final draft soil remedial action work plan is based upon plans for PPG to obtain use limitations for the properties that will be remediated by various means including the purchase of certain sites. Based on our recently completed and on going investigations, at least 1 million tons of soil may be potentially impacted for all New Jersey Chrome sites. The most significant assumptions underlying the current cost estimate are those related to the extent and concentration of chromium impacts in the soil, as these determine the quantity of soil that must be treated in place, the quantity that will have to be excavated and transported for offsite disposal, and the nature of disposal required. The charges taken for the estimated cost to remediate the New Jersey Chrome sites are exclusive of any third party indemnification, as the recovery of any such amounts is uncertain. Information will continue to be generated from the ongoing remedial investigation activities related to New Jersey Chrome and will be incorporated into a final draft remedial action work plan for groundwater to be submitted to NJDEP in 2013.

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

In June 2011, the agency proposed entering into a new Cooperative Agreement with the four companies to implement the remedy for Bayou d’Inde based on the final decision document, and transmitted a draft document for the companies’ consideration. At the same time, the companies initiated discussions among themselves on allocation of costs associated with remedy implementation. In October 2011, one of the three other potentially responsible parties that had participated in funding the feasibility study withdrew from further discussions with LDEQ regarding implementation of the remedy. The withdrawal of this party did not have an effect on the cost to PPG to complete this remedy implementation. PPG and the two remaining parties have continued to discuss the proposed Cooperative Agreement with LDEQ. The most recent meeting was conducted on June 19, 2012. Allocation discussions are continuing among the remaining potentially responsible parties.

Multiple future events, such as remedy design and remedy implementation involving agency action or approvals related to the Calcasieu River Estuary will be required and considerable uncertainty exists regarding the timing of these future events. Final resolution of these events is expected to occur over an extended period of time. However, based on currently available information, design approval could occur in 2012. The remedy implementation could occur during 2013 to 2015, with some period of long-term monitoring for remedy effectiveness to follow. In addition, PPG’s obligation related to any potential remediation will be dependent in part upon the final allocation of responsibility among the potentially responsible parties. Negotiations with respect to this allocation are ongoing, but the outcome is uncertain.

Remediation: Reasonably Possible Matters

In addition to the amounts currently reserved for environmental remediation, the Company may be subject to loss contingencies related to environmental matters estimated to be as much as $100 million to $275 million. This range is less than the comparable amount reported at the end of 2011 as a result of the additional environmental remediation charge recorded in the first quarter 2012. Such unreserved losses are reasonably possible but are not currently considered to be probable of occurrence. This range of reasonably possible unreserved loss relates to environmental matters at a number of sites; however, about one-third of this range relates to each of the following; i) additional costs at New Jersey Chrome, including new information about the 10 orphan sites for which PPG has shared responsibility, the newly identified site and groundwater treatment, ii) the Calcasieu River Estuary and the three operating PPG plant sites in the Company’s chemicals businesses, and iii) a number of other sites, including legacy glass manufacturing sites. The loss contingencies related to these sites include significant unresolved issues such as the nature and extent of contamination at these sites and the methods that may have to be employed to remediate them.

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

Subsequent to the Phase 1 verdict, Vulcan and Oxy settled. In 2008, trial commenced on 18 Phase 2 Sites. Prior to submission of the case to the jury, the Court granted motions that limited PPG’s potential liability to one of the 18 sites. The damages sought at this one site totaled $27 million. A jury verdict in the amount of $18 million was returned against PPG and The Dow Chemical Company on May 18, 2009. The verdict was not apportioned. The jury was not able to reach a verdict on the statute of limitations issue on the site in question. However, on August 24, 2009, the trial court issued an opinion finding that the City’s claims were barred by the statute of limitations. The effect of the ruling was to nullify the jury’s Phase 2 damage award. In October 2009, the trial court held a non-jury trial of the Redevelopment Authority’s damage claims under the “Polanco Act”. On November 11, 2011, the court entered a final judgment consistent with all of the above results finding that prior settlements offset the $3.1 million verdict against PPG and others. Requests for costs and fees based on whether the City or defendants were “prevailing parties” have been resolved almost entirely in PPG’s favor. While exact amounts have not been determined, the decision is not expected to result in any payment by PPG. Appeals are expected.

The Company accrues for product warranties at the time the products are sold based on historical claims experience. As of June 30, 2012 and December 31, 2011, the reserve for product warranties was $12 million and $11 million, respectively. Pretax charges against income for product warranties and the related cash outlays were not material for the six months ended June 30, 2012 and 2011.

The Company had outstanding letters of credit and surety bonds of $118 million and guarantees of $83 million as of June 30, 2012. The Company does not believe any loss related to such guarantees is likely.

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

The Glass reportable segment is comprised of the flat glass and fiber glass operating segments. This reportable segment primarily supplies flat glass and continuous-strand fiber glass products. Reportable segment net sales and segment income for the three and six months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(Millions)
Net sales:
Performance Coatings	$1,241	$1,230	$2,391	$2,282
Industrial Coatings	1,099	1,075	2,175	2,100
Architectural Coatings - EMEA	601	611	1,118	1,082
Optical and Specialty Materials	314	326	648	634
Commodity Chemicals	427	470	846	889
Glass	273	274	529	532

Total (a)	$3,955	$3,986	$7,707	$7,519

Segment income:
Performance Coatings	$204	$204	$364	$343
Industrial Coatings	143	115	293	231
Architectural Coatings - EMEA	64	50	80	62
Optical and Specialty Materials	95	90	204	180
Commodity Chemicals	106	106	206	203
Glass	23	29	31	55

Total	635	594	1,178	1,074

Legacy items (b)	(15)	(11)	(190)	(37)
Business restructuring (c)	—	—	(208)	—
Acquisition-related (costs) gain, net (d)	—	9	(6)	9
Costs related to the separation and merger transaction (e)	(4)	—	(4)	—
Interest expense, net of interest income	(41)	(44)	(82)	(87)
Other unallocated corporate expense – net	(48)	(48)	(110)	(108)

Income before income taxes	$527	$500	$578	$851

(a)	Intersegment net sales for the three and six months ended June 30, 2012 and 2011 were not material.
(b)	Legacy items include current costs related to former operations of the Company, including pension and other postretirement benefit costs, certain charges for legal matters and environmental remediation costs, and certain charges which are considered to be unusual or non-recurring including the earnings impact of the proposed asbestos settlement. Legacy items also include equity earnings from PPG’s approximate 40 percent investment in the former automotive glass and services business. The expense for the six months ended June 30, 2012 includes a pretax charge of $159 million. The charge relates to continued environmental remediation activities at legacy chemicals sites, primarily at PPG’s former Jersey City, N.J. chromium manufacturing plant and associated sites.
(c)	The charge for business restructuring costs in the six months ended June 30, 2012, includes charges of $65 million related to the Performance Coatings segment, $46 million related to the Industrial Coatings segment, $63 million related to the Architectural Coatings - EMEA segment, $32 million related to the Optical and Specialty Materials segment $1 million related to the Commodity Chemicals segment and $1 million related to Corporate. These costs are considered to be unusual and non-recurring and do not reduce the segment earnings used to evaluate the performance of the operating segments.
(d)	For the six months ended June 30, 2012, the expense represents the flow-through cost of sales of the step up to fair value of inventory acquired from Dyrup and Colpisa. These costs are considered to be unusual and non-recurring and do not reduce the segment earnings used to evaluate the performance of the operating segments. For the three and six months ended June 30, 2011, represents a net benefit stemming primarily from a bargain purchase gain reflecting the excess of the fair value of the net assets acquired over the price paid for the business, net of the flow-through cost of sales of the step up to fair value of acquired inventory.
(e)	Represents costs incurred in connection with the announced separation and merger of the commodity chemicals business.

20.	Separation and Merger Transaction

On July 19, 2012, the Company announced that its Board of Directors approved definitive agreements under which PPG will separate its commodity chemicals business and merge it with Georgia Gulf Corporation (“Georgia Gulf”) or one of its subsidiaries. The terms of the transaction call for PPG to form a new company by separating its commodity chemicals business through a spin off or split off, and then immediately merging the business with Georgia Gulf or a Georgia Gulf subsidiary in a tax efficient Reverse Morris Trust transaction. Upon completion of the transaction, which has been approved by the boards of both companies, PPG shareholders will own approximately 50.5 percent of the shares of the newly merged company, with existing Georgia Gulf shareholders owning approximately 49.5 percent of the shares. The transaction value of approximately $2.1 billion consists of $900 million of cash to be paid to PPG, approximately $95 million of assumed debt, about $87 million of minority interest, and shares of the newly merged company to be received by PPG shareholders valued at approximately $1.0 billion based on Georgia Gulf’s closing stock price on July 18, 2012. In the transaction, PPG will transfer certain related environmental liabilities, pension assets and liabilities and other post-employment benefits (OPEB) obligations to the newly merged company. The transaction is subject to approval by Georgia Gulf shareholders and customary closing conditions, relevant tax authority rulings and regulatory approvals. During the quarter and six months ended June 30, 2012, the Company incurred $4 million of pretax expense, primarily for fees for professional services related to the separation and merger transaction.

Following completion of the transaction, which is expected to occur in late 2012 or early 2013, the combined company is expected to have annual revenues of approximately $5 billion and be the third largest chlor-alkali producer and second-largest vinyl chloride monomer producer in North America. In the quarter the transaction closes, the historical results of the commodity chemicals business will be reclassified and reported as discontinued operations in PPG’s financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Separation and Merger of PPG’s Commodity Chemical Business

As described in Note 20 to the condensed consolidated financial statements, on July 19, 2012, the Company announced that its Board of Directors approved definitive agreements under which PPG will separate its commodity chemicals business and merge it with Georgia Gulf Corporation (NYSE: GGC) (“Georgia Gulf”) or one of its subsidiaries. The terms of the transaction call for PPG to form a new company by separating its commodity chemicals business through a spin off or split off, and then immediately merging the business with Georgia Gulf or a Georgia Gulf subsidiary in a tax efficient Reverse Morris Trust transaction. Upon completion of the transaction, which has been approved by the boards of both companies, PPG shareholders will own approximately 50.5 percent of the shares of the newly merged company, with existing Georgia Gulf shareholders owning approximately 49.5 percent of the shares. The transaction value of approximately $2.1 billion consists of $900 million of cash to be paid to PPG, approximately $95 million of assumed debt, about $87 million of minority interest, and shares of the newly merged company to be received by PPG shareholders valued at approximately $1.0 billion based on Georgia Gulf’s closing stock price on July 18, 2012. In the transaction, PPG will transfer certain related environmental liabilities, pension assets and liabilities and other post-employment benefits (OPEB) obligations to the newly merged company. The transaction is subject to approval by Georgia Gulf shareholders and customary closing conditions, relevant tax authority rulings and regulatory approvals. During the quarter and six months ended June 30, 2012, the Company incurred $4 million of pre-tax expense, primarily for fees for professional services related to the separation and merger transaction.

Following completion of the transaction, which is expected to occur in late 2012 or early 2013, the combined company is expected to have annual revenues of approximately $5 billion and be the third largest chlor-alkali producer and second-largest vinyl chloride monomer producer in North America. In the quarter the transaction closes, the historical results of the commodity chemicals business will be reported as discontinued operations in PPG’s financial statements.

This transaction is another major step in the Company’s strategic transformation into a more focused coatings and specialty products company. This is a unique opportunity to create significant value for PPG shareholders and to share in synergies that would not be available to PPG’s commodity chemicals business on its own.

This further strengthens PPG’s already strong cash position and will provide the opportunity to increase cash deployed for earnings-accretive activities such as acquisitions, organic growth initiatives, debt repayment and share repurchases. The Company intends to maintain our dividend, and our long heritage of increasing our annual dividend payout.

Performance in Second Quarter of 2012 Compared to Second Quarter of 2011

Performance Overview

Sales decreased nearly 1 percent in the second quarter of 2012 to $3,955 million compared to $3,986 million for the second quarter of 2011. Negative currency translation decreased sales 5 percent. Higher selling prices increased sales 2 percent and the impact of acquisitions increased sales 2 percent. Overall sales volumes were flat. Solid volume improvement in most U.S. coatings businesses, coupled with continued coatings demand growth in emerging regions were offset by European coatings volume declines. The Optical and Specialty Materials segment maintained essentially flat volumes. Glass volumes were up year-over-year offsetting the dollar impact of lower volumes in Commodity Chemicals. Improved selling prices were achieved in all three coatings reporting segments and the Optical and Specialty Materials reporting segment. Coatings input costs continued to inflate this quarter by low- to mid-single-digit percentages, similar to the first quarter. Higher pricing was achieved in all regions, driven by efforts the past year in all three coatings segments to offset higher input cost inflation. These price gains were partly offset by lower pricing in the Commodity Chemicals and Glass segments that reflected lower demand versus very strong end-market conditions in the prior year. The unfavorable currency impact was primarily driven by the U.S. dollar strengthening against the Euro and Latin American currencies compared to the second quarter of 2011.

Cost of sales, exclusive of depreciation and amortization, decreased by $65 million for the second quarter of 2012 to $2,352 million compared to $2,417 million for the second quarter of 2011. The decrease was due to the impact of currency and lower manufacturing costs, offset partially by the cost of sales of acquired businesses and the negative impact of inflation. Cost of sales as a percentage of sales for the second quarter of 2012 was consistent with the second quarter of 2011. The pricing for the Company’s input cost varied, with coatings input costs continuing to inflate by low-to-mid single digit percentages, while lower natural gas pricing aided our Commodity Chemicals segment.

Selling, general and administrative expenses decreased by $8 million in the second quarter of 2012 compared to the second quarter of 2011. The reduction due to foreign currency translation was fully offset by increases from acquisitions and the impact of inflation. The decrease is attributable to continued cost management. These expenses remained flat as a percent of sales at 20.8 percent in the second quarter of 2012 and 2011.

Other earnings decreased to $34 million in the second quarter of 2012 as compared to $50 million for the second quarter of 2011. The second quarter of 2011 included a $10 million bargain purchase gain reflecting the excess of the fair value of the acquired Equa-Chlor net assets over the price paid. The remainder of this decrease resulted from $10 million of lower equity earnings, primarily from our Asian fiber glass joint ventures, reflecting declines in the consumer electronics markets.

The effective tax rate on pretax earnings for the quarter ended June 30, 2012 was 24.9 percent compared to 25.6 percent in the second quarter of 2011. The second quarter 2012 effective tax rate includes the tax benefit of $1 million or 37.7 percent on costs related to the separation and merger transaction of $4 million. The effective rate on the remaining pre-tax earnings in the second quarter of 2012 was 25 percent. The effective rate for the second quarter of 2011 included the impact of the non-taxable bargain purchase gain resulting from the Equa-Chlor acquisition. The effective rate on the remaining pre-tax earnings in the second quarter of 2011 was 26 percent.

Diluted earnings-per-share for the three months ended June 30, 2012 were $2.34. Excluding the $3 million of after-tax costs related to the separation and merger transaction, adjusted, diluted earnings-per-share for the three months ended June 30, 2012 were $2.36. This compares to the three months ended June 30, 2011 diluted earnings-per-share of $2.12. The increase in diluted earnings-per-share resulted from higher earnings, the decreased tax rate as discussed above and a reduction in the shares outstanding as a result of share repurchases in the second half of 2011 and first quarter of 2012.

Regulation G Reconciliation

PPG Industries believes investors’ understanding of the company’s operating performance is enhanced by the disclosure of net income and earnings per diluted share adjusted for nonrecurring charges. PPG’s management considers this information useful in providing insight into the company’s ongoing operating performance because it excludes the impact of items that cannot reasonably be expected to recur on an ongoing basis. Net income and earnings per diluted share adjusted for these items are not recognized financial measures determined in accordance with U.S. generally accepted accounting principles (GAAP) and should not be considered a substitute for net income or earnings per diluted share or other financial measures as computed in accordance with U.S. GAAP. In addition, adjusted net income and earnings per diluted share may not be comparable to similarly titled measures as reported by other companies.

Net income (attributable to PPG) and earnings per share – assuming dilution (attributable to PPG) are reconciled to adjusted net income (attributable to PPG) and earnings per share – assuming dilution below:

Regulation G Reconciliation – Results from Operations

(Millions, except per share amounts)
Three Months ended June 30, 2012	Net Income
	$	EPS
Net income (attributable to PPG)	$362	$2.34
Net income (attributable to PPG) includes:
Costs related to the separation and merger transaction	3	0.02

Adjusted net income	$365	$2.36

Diluted earnings-per-share for the second quarter 2011 were $2.12. The increase in diluted earnings-per-share resulted from higher pretax earnings as discussed above, a lower tax rate and a reduction in the shares outstanding as a result of share repurchases over the second half of 2011 and the first quarter of 2012.

In the third quarter of 2012, we expect European demand to be weak as business conditions remain challenging; however, we are currently implementing restructuring actions with a focus on Europe and anticipated global cost savings of $40 to $50 million in the second half 2012. We expect growth in North America and Asia to continue, but to remain inconsistent by end-use market. The impact of continued coatings input cost inflation in the first two quarters of the year is expected to be offset in the second half of the year with selectively higher pricing and lower commodity input costs.

Performance of Reportable Business Segments

Performance Coatings sales increased 1 percent, or $11 million, to $1,241 million for the second quarter of 2012 compared to $1,230 million for the second quarter of 2011. The sales increase was comprised of 4 percent higher pricing offset by a 3 percent decline in foreign currency translation. Sales volumes were flat overall, with varied results by business and region. Higher pricing was achieved by all the businesses in the segment reflecting continuing efforts to offset prolonged inflationary trends. Strong volume growth continued in the aerospace business to support growing end-use market demand in the OEM and maintenance markets. U.S. architectural coatings sales were seasonably better than the first quarter and generally consistent from month to month in the quarter. Year-over-year volume growth was flat as growth from higher maintenance activity and the nascent construction market recovery was offset by the absence of elevated sales in the second quarter of 2011 from the introduction of a new product in the national account channel. Volumes declined in the automotive refinish business due to lower demand and customer destocking in Europe, coupled with product import restrictions in Argentina. Partly offsetting these declines was continued U.S. growth. Volume growth in protective and marine coatings was slightly positive as protective coatings growth in all regions more than offset lower marine OEM and aftermarket demand. Segment income was $204 million for the second quarter of 2012, level with the second quarter of 2011, consistent with level sales volumes.

Looking ahead, the third quarter is typically seasonally weaker for the segment. We expect activity in the aerospace and U.S. architectural markets to remain solid, and protective and marine end-use market conditions are expected to remain fairly consistent with the second quarter. We anticipate reduced automotive refinish destocking in Europe, although demand conditions in that region are expected to remain weak. Finally, currency translation is anticipated to be a negative factor based on current exchange rates.

Industrial Coatings sales increased 2 percent, or $24 million, to $1,099 million for the second quarter of 2012 compared to $1,075 million for the second quarter of 2011. The sales increase was comprised of 4 percent volume growth and 3 percent from higher pricing, partly offset by a 5 percent decline from unfavorable currency translation impacts. Automotive OEM coatings volumes grew by high-single-digit percentages, again outpacing the global industry growth rate. The United States, Asian and Latin American regions all posted strong growth, easily offsetting notable weakening in Europe. The prior year automotive OEM industry production was tempered due to the supply chain impacts stemming from the Japan earthquake and tsunami. Industrial and packaging coatings volumes in the quarter were mixed by region. Europe was weaker in both businesses. U.S. demand improved in most major industrial and packaging product lines. Emerging market demand varied by end use with markets aligned with construction activity down and Argentina impacted by its import restrictions. The consumer electronics market in Asia was also slower, but packaging volumes in Asia were up. Segment income was $143 million for the second quarter of 2012 compared to $115 million for the same quarter in 2011. This increase of $28 million included higher earnings from each business. Higher volumes and continued cost discipline provided benefits, while improved selling prices countered continued input cost inflation that has been prevalent for more than a year.

Looking ahead to the third quarter, seasonal demand is traditionally lower, including the normal effects from planned automotive OEM assembly plant shutdowns, although we expect year-over-year global automotive OEM growth to continue. We expect growth rates in emerging regions to remain mixed but still grow in the aggregate. The segment is perennially focused on cost reduction, which is now being supplemented by restructuring actions that are expected to provide second-half 2012 earnings benefits. Currency translation is expected to be a negative factor in the third quarter based on current exchange rates.

Architectural Coatings – EMEA sales decreased 2 percent, or $10 million, to $601 million for the second quarter of 2012 compared to $611 million for the second quarter of 2011. Currency translation reduced year-over-year sales by about 10 percent, and volumes were down 6 percent due to market weakness in most regions within Europe. We achieved higher pricing as efforts continued to offset prior year and current year inflation impacts. The acquisition of Dyrup was completed in early January, adding about 10 percent to segment sales. Weakness in several European markets contributed to the lower sales volume. Segment income was $64 million for the second quarter of 2012 compared to $50 million for the same quarter in 2011. Segment earnings increased $14 million, aided by the Dyrup acquisition performance and supplemented by strong operating execution and cost-management initiatives. A negative currency translation impact of $8 million was offset by the absence of a $9 million charge in the prior year that stemmed from a large customer bankruptcy.

Looking ahead, the third quarter is typically a slower quarter seasonally, and economic conditions remain challenging in most regions. Implementation of our previously announced restructuring actions is underway, with savings expected in the third quarter. Also, the segment’s strict operating cost discipline will remain. Currency translation is expected to be unfavorable given the large Euro currency base and current exchange rates.

Optical and Specialty Materials sales decreased 4 percent, or $12 million, to $314 million for the second quarter of 2012 compared to $326 million for the second quarter of 2011. The sales decrease was comprised of a 4 percent decline from unfavorable currency translation impacts. Optical products volume growth was subdued due to lower regional consumption in Europe and customers managing inventory toward the end of the quarter. Silicas demand was flat, with growth in the U.S. and lower activity in Europe reflecting reduced automotive production in that region. Selling prices added slightly to sales. Segment income was $95 million for the second quarter of 2012 compared to $90 million for the same quarter in 2011. The $5 million increase in segment income was primarily the result of overhead and manufacturing cost improvements.

Looking ahead, the third quarter is typically seasonally slower sequentially. We expect overall similar market conditions to continue in both businesses, with continued optical customer inventory management. We expect currency translation to remain a negative factor impacting sales and earnings.

Commodity Chemicals sales declined 9 percent, or $43 million, to $427 million for the second quarter 2012 compared to $470 million for the second quarter of 2011. Sales decreased due to modestly lower ECU selling prices and volumes due to weakening chlorine demand. Segment income was $106 million for the second quarter of 2012 level with the second quarter 2011 as lower natural gas input costs and cost management offset the negative sales impacts.

Looking ahead, we expect chlorine demand to remain muted, capping operating rates for chlorine and caustic. PPG’s caustic inventory remains at extremely low levels. The previously announced caustic price increase is being implemented in the third quarter. Lower year-over year natural gas costs are expected to continue to provide benefits.

Glass sales decreased $1 million, to $273 million for the second quarter of 2012 compared to $274 million for the second quarter of 2011. The sales decrease was comprised of 2 percent from lower pricing and 2 percent from the negative impact of currency translation offset by 4 percent volume growth. Volume growth in the flat glass business is due largely to improved demand for glass in the commercial and solar markets. Fiber glass price declines related to weak demand in Europe and the Asia Pacific region versus a strong prior-year period. Segment income was $23 million for the second quarter of 2012 compared to segment income of $29 million for the same quarter in 2011. The earnings decline was due to lower fiber glass pricing and higher input cost inflation, partly offset by improved cost management and improved flat glass volumes. Segment equity and royalty earnings also declined, due in part to negative impacts from lower Asian electronics activity in comparison with solid second quarter 2011 levels.

Looking ahead, we expect year-over-year demand for both fiber glass and flat glass to improve modestly. Select fiber glass pricing changes are being implemented and overall electronics demand remains muted.

Performance in the First Six Months of 2012 Compared to the First Six Months of 2011

Performance Overview

Sales increased 3 percent in the first six months of 2012 to $7,707 million compared to $7,519 million for the first six months of 2011. Higher selling prices increased sales 3 percent and higher volumes increased sales 1 percent. Acquisitions contributed 2 percent to sales. These increases were partially offset by 3 percent negative foreign currency translation. The volume results deviated significantly by region, with solid volume growth in the United States of more than 5 percent and continuing, modest growth in emerging regions. European volumes declined 5 percent versus the prior year six month period ended and were notably weaker when compared with the first quarter 2012, with every business except aerospace experiencing deteriorating end-use market conditions. Improved selling prices were achieved in each of the three coatings segments and Optical and Specialty Materials. In our coatings segments, higher selling prices reflect persistent raw material and other cost inflation. The unfavorable currency impact was primarily driven by the U.S. dollar strengthening against the Euro and Latin American currencies compared to the first half of 2011.

Cost of sales, exclusive of depreciation and amortization, increased by $37 million for the first six months of 2012 to $4,581 million compared to $4,544 million for the first six months of 2011. The increase was due to the negative impact of inflation, cost of sales of acquired businesses and the cost of sales associated with the sales volume growth. These increases were largely offset by the impact of currency and lower manufacturing costs. Cost of sales as a percentage of sales for the first six months of 2012 was consistent with the first six months of 2011. The pricing for the Company’s input costs varied, with coatings input costs continuing to inflate by low-to-mid single digit percentages and with lower natural gas pricing aiding our Commodity Chemicals segment.

Selling, general and administrative expenses increased by $46 million in the first six months of 2012 compared to the first six months of 2011. The increase was due to overhead inflation, increases from acquisitions and higher costs to support the volume growth offset largely by the impact of currency translation. These expenses remained relatively flat as a percent of sales at 21.6 percent in the first six months of 2011 and 21.7 percent in the first six months of 2012.

The business restructuring charge of $208 million in the first six months of 2012 represents costs under a restructuring plan focused on further reducing PPG’s global cost structure. The actions included in the restructuring plan are expected to deliver pretax cost savings of approximately $40 to $50 million in the second half of 2012, growing to an annual run rate of about $140 million following completion.

Other charges increased to $189 million in the first six months of 2012 as compared to $46 million in the first six months of 2011, due largely to the $159 million charge recorded in the first quarter of 2012 related primarily to remediation costs at a former chromium manufacturing plant and associated sites in New Jersey.

Other earnings decreased to $65 million in the first six months of 2012 as compared to $90 million for the first six months of 2011. This decrease was primarily due to $17 million of lower equity earnings, primarily from our Asian fiber glass joint ventures reflecting declines in the consumer electronics markets, and to the absence of the $10 million bargain purchase gain related to the acquisition of Equa-Chlor during the second quarter of 2011.

The effective tax rate on pretax earnings for the first six months of 2012 was approximately 23 percent compared to approximately 26 percent for the first six months of 2011. The effective tax rate for the first six months of 2012 includes tax benefits of $60 million or 37.7 percent on the $159 million charge for environmental remediation costs, $45 million or 21.4 percent on the $208 million business restructuring charge, $2 million or 28.6 percent on the acquisition-related expenses of $6 million and $1 million or 37.7 percent on costs related to the separation and merger transaction of PPG’s commodity chemical business of $4 million. The effective rate for the first six months of 2011 included the impact of the non-taxable bargain purchase gain resulting from the Equa-Chlor acquisition. The effective tax rate on the remaining pre-tax earnings was 25 percent resulting in tax expense of $239 million for the first six months of 2012 compared to 26 percent or $220 million for the first six months of 2011.

Diluted earnings-per-share for the first six months of 2012 were $2.42. Excluding the charges related to business restructuring, environmental remediation and business acquisitions and the costs related to the separation and merger transaction, adjusted diluted earnings-per share for the six months ended June 30, 2012 were $4.17. This compares to the first six months of 2011 diluted earnings-per-share of $3.52. The increase in diluted earnings-per-share resulted from higher earnings, the decreased tax rate as discussed above and a reduction in the shares outstanding as a result of share repurchases in the second half of 2011 and first quarter of 2012.

Regulation G Reconciliation

PPG Industries believes investors’ understanding of the company’s operating performance is enhanced by the disclosure of net income and earnings per diluted share adjusted for nonrecurring charges. PPG’s management considers this information useful in providing insight into the company’s ongoing operating performance because it excludes the impact of items that cannot reasonably be expected to recur on an ongoing basis. Net income and earnings per diluted share adjusted for these items are not recognized financial measures determined in accordance with U.S. generally accepted accounting principles (GAAP) and should not be considered a substitute for net income or earnings per diluted share or other financial measures as computed in accordance with U.S. GAAP. In addition, adjusted net income and earnings per diluted share may not be comparable to similarly titled measures as reported by other companies.

Net income (attributable to PPG) and earnings per share – assuming dilution (attributable to PPG) are reconciled to adjusted net income (attributable to PPG) and earnings per share – assuming dilution below:

Regulation G Reconciliation – Results from Operations

(Millions, except per share amounts)
Six Months ended June 30, 2012	Net Income
	$	EPS
Net income (attributable to PPG)	$375	$2.42
Net income (attributable to PPG) includes:
Charges related to business restructuring	163	1.06
Charges related to environmental remediation	99	0.64
Charges related to business acquisitions	4	0.03
Costs related to the separation and merger transaction	3	0.02

Adjusted net income	$644	$4.17

Performance of Reportable Business Segments

For Performance Coatings, sales for the first six months were $2.4 billion, $109 million or 5 percent higher than the prior year’s period. The sales increase was comprised of 5 percent due to price and 2 percent due to volume, partially offset by a 2 percent decline in foreign currency translation. Segment earnings improved 6 percent to $364 million. Higher pricing was achieved by all the businesses in the segment reflecting continuing efforts to offset prolonged inflationary trends. Year-over-year segment sales volumes were up in the first six months led by aerospace and architectural. Sales volume in the aerospace business continued to benefit from excellent end-use market growth. U.S. architectural coatings have been aided by very early signs of a construction market recovery, mild winter weather and some customer stocking offset by the absence of elevated sales in the prior year from the introduction of a new product in the national account channel. Volume growth in protective and marine coatings was more modest and volumes declined in the automotive refinish business, with variations by region. Segment earnings grew by $21 million. The impacts of improved volumes and pricing, net of inflation, and higher selling costs to support the increased volumes explain the majority of the earnings improvement in the six-month period of 2012 compared to the same period in 2011.

The Industrial Coatings segment’s sales increased to $2.2 billion, up 4 percent in comparison with the prior year’s first six months. The sales increase was comprised of 4 percent due to price and 3 percent due to volume offset by a 3 percent decrease due to currency. Segment volumes grew by 3 percent driven by automotive OEM growth. In the prior year, automotive OEM industry production was tempered due to the supply chain impacts stemming from the Japan earthquake and tsunami. Industrial and packaging coatings volumes were mixed by region. Europe was weaker in both businesses. U.S. industrial coatings improved while emerging region demand varied by end-use with markets aligned with construction activity down and Argentina impacted by its import restrictions. The consumer electronics market was slower, but packaging volumes in Asia were up. Segment earnings of $293 million increased $62 million as the impact of higher volume, pricing and manufacturing cost savings overcame the adverse impact of inflation and higher overhead costs incurred to support growth.

Architectural Coatings – EMEA segment sales were $1,118 million for the first six months, up $36 million or 3 percent versus last year’s comparable period. The acquisition of Dyrup in January 2012 has contributed 10 percent to sales; however, sales were negatively impacted by 8 percent due to the impact of foreign currency. Price contributed 5 percent to sales partially offset by a 4 percent volume decline due to market weakness in the region. Segment earnings increased $18 million, aided by the Dyrup acquisition performance and supplemented by strong operating execution and cost-management initiatives. A negative currency translation impact of $8 million was offset by the absence of a $9 million charge in the prior year that stemmed from a customer bankruptcy.

First six month sales for the Optical and Specialty Materials segment were $648 million, up $14 million, or 2 percent. The increase was due to 4 percent volume growth and 1 percent price increases offset by a 3 percent unfavorable impact of foreign currency. Optical products and silicas achieved sales volume growth with the majority due to higher Transitions® lens penetration. Earnings grew by 13 percent to $204 million as sales and earnings improved in both businesses. The increase in earnings is primarily due to higher optical volumes as well as overhead and manufacturing cost improvements. The silicas business has benefitted from the higher automotive OEM production.

Commodity Chemicals segment sales in the first six months of 2012 versus the prior year period declined by $43 million to $846 million and earnings increased $3 million to $206 million. Sales decreased due to modestly lower ECU selling prices and volumes due to weakening chlorine demand. These declines were partly offset by the favorable sales impact of the May 2011 acquisition of Equa-Chlor. Segment income improved slightly as lower natural gas input costs offset the impact of negative sales.

First six month sales for the Glass segment were $529 million, down $3 million or 1 percent. The sales decrease was comprised of 2 percent due to price and 1 percent due to currency, offset by higher volumes of 2 percent. Improved flat glass volumes as a result of increased demand in the commercial and solar markets were more than offset with lower pricing in both businesses, lower fiber glass volumes and the negative impact of currency translation. Fiber glass volumes have declined due to weak demand in Europe and the Asia Pacific region versus a strong comparable period. Segment earnings declined to $31 million, compared to $55 million a year ago. Lower equity earnings, primarily related to our joint venture selling to the electronics industry, drove the earnings decline. Lower pricing and higher inflation also contributed to the decrease. These factors were only partially offset with improved flat glass volumes and improved manufacturing cost performance in fiber glass.

Liquidity and Capital Resources

PPG ended the quarter with cash and short-term investments totaling approximately $1.2 billion compared to $1.5 billion at December 31, 2011.

Cash from operating activities for the six months ended June 30, 2012 was $434 million versus cash from operating activities of $252 million for the comparable period of 2011. Cash from operations and the Company’s debt capacity are expected to continue to be sufficient to fund operating activities, capital spending, including acquisitions, dividend payments, debt service, amounts due under the proposed asbestos settlement, share repurchases and contributions to pension plans. Other sources and uses of cash during the six months ended June 30, 2012 included:

•

Capital expenditures, excluding acquisitions year to date were $146 million, or about 1.9 percent of sales. Anticipated 2012 capital spending is expected to be in the range of 2.5 percent to 3.5 percent of sales.

•

Total cash spent on acquisitions year to date totaled approximately $170 million, including repayment of debt assumed in the acquisitions. The acquisitions of Dyrup and Colpisa were closed in early 2012.

•

PPG does not have a mandatory contribution to make to its U.S. defined benefit pension plans in 2012; however, PPG expects to make voluntary contributions of up to $60 million to these plans in 2012. PPG expects to make mandatory contributions to its non-U.S. plans in 2012 of approximately $90 million, of which $47 million was made as of June 30, 2012.

•	The Company repaid $71 million of its 6 7/8% notes, which matured during the first quarter 2012.

•	Cash dividends paid totaled $177 million.

•

No PPG stock was purchased in the second quarter during the negotiation of the definitive agreements related to the separation and merger of PPG’s commodity chemicals business. In the first quarter, stock repurchases totaled $92 million as approximately 1 million shares were repurchased. The Company has approximately 8 million shares remaining under its current share repurchase authorization; however, no shares will be repurchased until after the relevant tax rulings are received related to the separation and merger of PPG’s commodity chemicals business or the separation and merger transaction closes.

The ratio of total debt, including capital leases, to total debt and PPG shareholders’ equity was 51 percent at June 30, 2012 and 53 percent at December 31, 2011, respectively.

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

(Millions, except percentages)	June 30 2012	Dec. 31 2011	June 30 2011
Trade Receivables, Net	$2,973	$2,512	$3,039
Inventories, FIFO	2,022	1,839	2,042
Trade Creditors’ Liabilities	1,749	1,612	1,884

Operating Working Capital	$3,246	$2,739	$3,197

Operating Working Capital as a % of Sales	20.5%	19.5%	20.0%

The change in operating working capital elements, excluding the impact of currency and acquisitions, was an increase of $463 million during the six months ended June 30, 2012. This increase is the result of trade receivables increasing in line with the increase in the second quarter 2012 sales compared with sales in the fourth quarter 2011 and the seasonal build in architectural coatings inventory in advance of the summer paint season. Days sales outstanding at June 30, 2012 were 64 days, which was a two day increase from December 31, 2011 and a one day improvement over June 30, 2011.

PPG entered into $400 million of forward starting swaps in 2009 and 2010, which are set to expire during the third quarter 2012. The Company intends to incur indebtedness in the third quarter of 2012 in connection with the expiration of these forward starting swaps and intends to use the proceeds from this issuance to repay, in part, $600 million of notes when they come due in March 2013.

Currency

From December 31, 2011 to June 30, 2012, the U.S. dollar strengthened against most currencies in the countries in which PPG operates. As a result, consolidated net assets at June 30, 2012 decreased by $45 million, compared to December 31, 2011, primarily due to the effects of translating the net assets of PPG’s operations denominated in non-U.S. currencies to the U.S. dollar. Comparing exchange rates during the first six months of 2012 to those of the first six months of 2011, in the countries in which PPG operates, the U.S. dollar was generally stronger, which had an unfavorable impact on June 30, 2012 pretax earnings of $24 million from the translation of these foreign earnings into U.S. dollars.

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

As of June 30, 2012 and December 31, 2011, PPG had reserves for environmental contingencies totaling $368 million and $226 million, respectively, of which $95 million and $59 million, respectively, were classified as current liabilities. Pretax charges against income for environmental remediation costs totaled $3 million and $164 million, respectively, for the three and six months ended June 30, 2012 and $2 million and $12 million, respectively, for the three and six months ended June 30, 2011, and are included in Other charges in the accompanying condensed consolidated statement of income. Cash outlays related to such environmental remediation aggregated $12 million and $25 million, respectively, for the three and six months ended June 30, 2012 and $16 million and $35 million, respectively, for the three and six months ended June 30, 2011. The impact of foreign currency was zero in the first half of 2012 and increased the liability by $3 million in the first half of 2011. As a result of the allocation of the purchase price of acquisitions to assets acquired and liabilities assumed, the liability for environmental contingencies was increased by $3 million during the six months ended June 30, 2012.

We continue to analyze, assess and remediate the environmental issues associated with a former chromium manufacturing plant and related sites located in Jersey City, NJ. In connection with the preparation of a final draft soil remedial action work plan and cost estimate that will be submitted to the NJDEP in 2012, we compiled updated information about the sites that was used to develop a new estimate of the cost to remediate these sites which resulted in a charge against earnings of $145 million in the six months ended June 30, 2012.

In addition to the amounts currently reserved for environmental remediation, the Company may be subject to loss contingencies related to environmental matters estimated to be as much as $100 million to $275 million. This range is less than the comparable amount reported at the end of 2011 as a result of the additional environmental remediation charge recorded during the six months ended June 30, 2012. Such unreserved losses are reasonably possible but are not currently considered to be probable of occurrence.

Management expects pretax charges for environmental remediation costs over the remaining two quarters of 2012 to be within the range of $5 million to $15 million.

Management expects cash outlays for environmental remediation costs to be approximately $100 million annually through 2014 and to range from $10 million to $30 million annually in 2015 and 2016. It is possible that technological, regulatory and enforcement developments, the results of environmental studies and other factors could alter our expectations with respect to charges against income and future cash outlays. Specifically, the level of expected cash outlays and charges for environmental remediation costs are highly dependent upon activity related to the former chromium manufacturing plant and associated sites in New Jersey, as PPG awaits approval of the final draft soil remedial work plan that will be submitted to the NJDEP in 2012.

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

This Quarterly Report also contains statements about PPG’s agreement to separate its commodity chemicals business and merge it with Georgia Gulf Corporation or a subsidiary of Georgia Gulf (the “Transaction”). Many factors could cause actual results to differ materially from the company’s forward-looking statements with respect to the Transaction, including the parties’ ability to satisfy of the conditions of the Transaction; the parties’ ability to complete the Transaction on anticipated terms and schedule, including the ability of Georgia Gulf to obtain shareholder approval and the ability of the parties to obtain regulatory approvals and the anticipated tax treatment of the Transaction and related transactions; risks relating to any unforeseen liabilities, future capital expenditures, revenues, expenses, earnings, synergies, economic performance, indebtedness, financial condition, losses and future prospects; business and management strategies for the management, expansion and growth of Georgia Gulf’s operations; Georgia Gulf’s ability to integrate PPG’s commodity chemicals business successfully after the closing of the Transaction and to achieve anticipated synergies; and the risk that disruptions from the Transaction will harm PPG’s or Georgia Gulf’s business.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In June 2012, $600 million of cross currency swaps, with a settlement date of March 15, 2013, were settled at which time PPG received $1 million. Other than this settlement, there were no other material changes in the Company’s exposure to market risk from December 31, 2011 to June 30, 2012. See Note 15, “Derivative Instruments and Hedge Activities” for a description of our instruments subject to market risk.

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

b. Changes in internal control. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting except as stated below.

During the quarter ended June 30, 2012, the Company implemented a new enterprise resource planning system (SAP) in its Commodity Chemicals, Silicas and part of its Optical Products businesses in the U.S. and Canada. The new SAP system integrated various business processes and replaced a number of applications that were previously used in these businesses to support their accounting and operating activities. Prior to implementation of SAP, user testing was performed to ensure the system was functioning as designed. Post-implementation reviews have been and will continue to be conducted to ensure that the internal controls relating to the system implementation processes, the key business process applications and the financial close process in these businesses are properly designed and are operating effectively.

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

PPG received a Consolidated Compliance Order and Notice of Proposed Penalty (“CO/NOPP”) from the Louisiana Department of Environmental Quality (“LDEQ”) in February 2006 alleging violation of various requirements of its Lake Charles, La. facility’s air permit based largely upon permit deviations self-reported by PPG. The CO/NOPP did not contain a proposed civil penalty. PPG filed a request for hearing and has engaged LDEQ in settlement discussions. Since 2006, PPG has held discussions with LDEQ to try to resolve the CO/NOPP. In April 2009, PPG offered to settle all of its self-reported air permit deviations through the first half of 2008 for a proposed penalty of $130,000. LDEQ responded to this settlement offer by asking PPG to make another offer that included all self-reported air permit deviations through the end of 2009. PPG has increased its offer to settle this matter to $171,000. LDEQ has rejected this settlement offer and requested that PPG propose a new settlement offer to include one or more Beneficial Environmental Projects (“BEP”) as a supplement to any civil penalty. Following additional meetings and discussions with LDEQ, on May 8, 2012 PPG submitted a revised settlement offer consisting of a proposed penalty of $250,000 and a BEP. The BEP would consist of the installation of enhanced leak detection equipment and repair program that would be conducted over a three year period. PPG estimates the cost of the BEP would be $220,000. LDEQ again requested PPG revise its settlement offer, and PPG has now increased the offer to settle the CO/NOPP for a total of $300,000, plus the performance of two additional BEPs that will increase the total expenditure for those projects to at least $320,000.

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

Under the PPG Deferred Compensation Plan for Directors, each director may elect to defer the receipt of all or any portion of the compensation paid to such director for serving as a PPG director. All deferred payments are held in the form of common stock equivalents. Payments out of the deferred accounts are made in the form of common stock of the Company (and cash as to any fractional common stock equivalent). In the second quarter of 2012, the directors, as a group, were credited with 2,459 common stock equivalents under this plan. The value of each common stock equivalent, when credited, ranged from $101.00 to $104.15.

Issuer Purchases of Equity Securities

The following table summarizes the Company’s stock repurchase activity for the three months ended June 30, 2012:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Programs
April 2012
Other transactions(2)	—	—	—	—
May 2012
Other transactions(2)	1,862	$105.10	—	—
June 2012
Other transactions(2)	—	—	—	—

Total quarter ended June 30, 2012
Other transactions(2)	1,862	$105.10	—	—

(1)	No shares were repurchased in the quarter ended June 30, 2012 under the current 10 million share repurchase program approved in October 2011. The maximum number of shares that may yet be purchased under this program is 7,988,694 shares. This repurchase program has no expiration date.

(2)	Includes shares withheld or certified to in satisfaction of the exercise price and/or tax withholding obligation by holders of employee stock options who exercised options granted under the Company’s equity compensation plans.

Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

See the Index to Exhibits on Page 56.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PPG INDUSTRIES, INC.
(Registrant)

Date: July 30, 2012	By	/s/ David B. Navikas
David B. Navikas Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

PPG Industries, Inc. and Consolidated Subsidiaries

Index to Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q.

2.1	Agreement and Plan of Merger, dated as of July 18, 2012, by and among PPG Industries, Inc., Eagle Spinco Inc., Georgia Gulf Corporation and Grizzly Acquisition Sub, Inc. was filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on July 19, 2012.

†10.1	Form of TSR Share Award Agreement.

†10.2	Form of Performance-Based Restricted Stock Unit Award Agreement for Key Employees.

†10.3	PPG Industries, Inc. Deferred Compensation Plan related to compensation deferred prior to January 1, 2005, as amended effective January 1, 2011.

†10.4	PPG Industries, Inc. Deferred Compensation Plan related to compensation deferred on or after January 1, 2005, as amended effective January 1, 2011.

10.5	Separation Agreement, dated as of July 18, 2012, by and between PPG Industries, Inc. and Eagle Spinco Inc. was filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 19, 2012.

†12	Computation of Ratio of Earnings to Fixed Charges for the Six Months Ended June 30, 2012 and for the Five Years Ended December 31, 2011.

†31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed herewith.
*	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income for the three and six months ended June 30, 2012 and 2011, (ii) the Condensed Consolidated Balance Sheet at June 30, 2012 and December 31, 2011, (iii) the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2012 and 2011, and (iv) Notes to Condensed Consolidated Financial Statements for the six months ended June 30, 2012. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.