Form 10-Q
period 2012-09-30
PPG INDUSTRIES INC
filed 2012-10-29
CIK 79879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________________
FORM 10-Q
 ––––––––––––––––––––––––––––––––––––––––
QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended September 30, 2012
Commission File Number 1-1687
____________________________________________________________
PPG INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)
––––––––––––––––––––––––––––––––––––––––––––––––––––––––––––

Pennsylvania	25-0730780
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One PPG Place, Pittsburgh, Pennsylvania	15272
(Address of principal executive offices)	(Zip Code)
(412) 434-3131
(Registrant’s telephone number, including area code)
––––––––––––––––––––––––––––––––––––––––––––––––––––––
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of September 30, 2012, 153,350,372 shares of the Registrant’s common stock, par value $1.66-2/3 per share, were outstanding.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Income (Unaudited)
(Millions, except per share amounts)

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Net sales	$3,845	$3,849	$11,552	$11,368
Cost of sales, exclusive of depreciation and amortization	2,288	2,353	6,869	6,897
Selling, general and administrative	816	806	2,488	2,432
Depreciation	89	86	265	260
Amortization (Note 6)	27	30	83	92
Research and development	113	108	337	321
Interest expense	54	51	155	159
Interest income	(10)	(11)	(29)	(32)
Business restructuring (Note 7)	—	—	208	—
Asbestos settlement – net (Note 18)	3	3	9	9
Other charges (Note 18)	24	14	214	60
Other earnings	(45)	(53)	(111)	(143)
Income before income taxes	486	462	1,064	1,313
Income tax expense (Note 11)	122	120	253	340
Net income attributable to the controlling and noncontrolling interests	364	342	811	973
Less: net income attributable to noncontrolling interests	(25)	(31)	(97)	(94)
Net income (attributable to PPG)	$339	$311	$714	$879
Earnings per common share (Note 10)	$2.21	$1.98	$4.66	$5.55
Earnings per common share – assuming dilution (Note 10)	$2.18	$1.96	$4.61	$5.48
Dividends per common share	$0.59	$0.57	$1.75	$1.69
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Comprehensive Income (Unaudited)
(Millions)

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Net income attributable to the controlling and noncontrolling interests	$364	$342	$811	$973
Other comprehensive income, net of tax:
Pension and other postretirement benefits (Note 12)	13	45	71	94
Unrealized currency translation adjustment	85	(410)	38	(126)
Net change – derivatives (Note 15)	(4)	(32)	(10)	(29)
Other comprehensive income (loss), net of tax	94	(397)	99	(61)
Total comprehensive income (loss)	458	(55)	910	912
Less: amounts attributable to noncontrolling interests:
Net income	(25)	(31)	(97)	(94)
Unrealized currency translation adjustment	(5)	16	(3)	8
Comprehensive income (loss) attributable to PPG	$428	$(70)	$810	$826
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheet (Unaudited)
(Millions)

	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$1,392	$1,457
Short-term investments	619	25
Receivables (less allowance for doubtful accounts of $78 and $71)	3,190	2,830
Inventories (Note 5)	1,777	1,607
Other	799	775
Total current assets	7,777	6,694
Property (net of accumulated depreciation of $6,092 and $5,893)	2,759	2,721
Investments	424	387
Goodwill (Note 6)	2,706	2,660
Identifiable intangible assets - net (Note 6)	1,066	1,125
Other assets	874	795
Total	$15,606	$14,382
Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt and current portion of long-term debt (Note 8)	$636	$108
Asbestos settlement (Note 18)	654	593
Accounts payable and accrued liabilities	3,105	2,996
Business restructuring (Note 7)	95	5
Total current liabilities	4,490	3,702
Long-term debt (Note 8)	3,365	3,574
Asbestos settlement (Note 18)	234	241
Deferred income taxes	263	272
Accrued pensions (Note 12)	992	968
Other postretirement benefits (Note 12)	1,226	1,307
Other liabilities	904	872
Total liabilities	11,474	10,936
Commitments and contingent liabilities (Note 18)
Shareholders’ equity (Note 13):
Common stock	484	484
Additional paid-in capital	851	783
Retained earnings	9,734	9,288
Treasury stock, at cost	(5,504)	(5,506)
Accumulated other comprehensive loss	(1,704)	(1,800)
Total PPG shareholders’ equity	3,861	3,249
Noncontrolling interests	271	197
Total shareholders’ equity	4,132	3,446
Total	$15,606	$14,382
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows (Unaudited)
(Millions)

	Nine Months Ended September 30
	2012	2011
Operating activities:
Net income attributable to controlling and noncontrolling interests	$811	$973
Adjustments to reconcile net income to cash from operations:
Depreciation and amortization	348	352
Pension expense (Note 12)	122	101
Business restructuring (Note 7)	208	—
Environmental remediation charge (Note 19)	159	—
Equity affiliate earnings, net of dividends	(13)	(30)
Asbestos settlement, net of tax	6	6
Cash contributions to pension plans	(59)	(114)
Restructuring cash spending (Note 7)	(63)	(15)
Change in certain asset and liability accounts:
Increase in receivables	(310)	(390)
Increase in inventories	(92)	(190)
Decrease (increase) in other current assets	1	(45)
Increase in accounts payable and accrued liabilities	88	115
Decrease in noncurrent assets	(15)	(16)
(Decrease) increase in noncurrent liabilities	(18)	8
Change in accrued tax and interest	(90)	40
Other	(44)	(18)
Cash from operating activities	1,039	777
Investing activities:
Capital spending:
Additions to property and long-term investments	(226)	(235)
Business acquisitions, net of cash balances acquired (Note 4)	(53)	(56)
Deposit of cash into escrow (Note 4)	(26)	(3)
Release of cash held in escrow	19	—
Purchase of short-term investments	(730)	(125)
Proceeds from maturity of short-term investments	120	724
Payments on cross currency swap contracts	(23)	(10)
Monetization of cross currency swap contracts	1	—
Collection of notes receivable (Note 16)	—	90
Return of capital, equity affiliate (Note 16)	—	78
Reductions of other property and investments	42	31
Cash (used for) from investing activities	(876)	494
Financing activities:
Debt:
Net change in borrowings with maturities of three months or less	(8)	2
Proceeds from other debt	—	4
Proceeds from long-term debt, net (Note 8)	397	—
Repayment of long-term debt (Note 8)	(71)	(400)
Repayment of acquired debt (Note 8)	(119)	—
Repayment of other debt	(12)	(6)
Settlement of forward starting swaps (Note 15)	(121)	—
Proceeds from termination of interest rate swaps	29	19
Other financing activities:
Issuance of treasury stock (Note 13)	110	70
Purchase of treasury stock (Note 13)	(92)	(633)
Dividends paid (Note 13)	(267)	(268)
Dividends paid on subsidiary common stock to noncontrolling interests (Note 13)	(74)	(36)
Other	(13)	(22)
Cash used for financing activities	(241)	(1,270)
Effect of currency exchange rate changes on cash and cash equivalents	13	(41)
Net decrease in cash and cash equivalents	(65)	(40)
Cash and cash equivalents, beginning of period	1,457	1,341
Cash and cash equivalents, end of period	$1,392	$1,301
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

The condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position of PPG Industries, Inc. and its subsidiaries (the “Company” or “PPG”) as of September 30, 2012, and the results of their operations for the three and nine months ended September 30, 2012 and 2011 and their cash flows for the nine months then ended. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in PPG’s Annual Report on Form 10-K for the year ended December 31, 2011.
The results of operations for the nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year.

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

Assets and liabilities reported at fair value on a recurring basis:
(Millions)

	Level 1	Level 2	Level 3	Total
At September 30, 2012
Short-term investments:
Commercial paper and restricted cash	$—	$380	$—	$380
Marketable equity securities	4	—	—	4
Other current assets:
Foreign currency contracts(1)	—	3	—	3
Equity forward arrangement(2)	—	101	—	101
Investments:
Marketable equity securities	63	—	—	63
Accounts payable and accrued liabilities:
Foreign currency contracts(2)	—	5	—	5
Other liabilities:
Cross currency swaps(2)	—	66	—	66

At December 31, 2011
Short-term investments:
Commercial paper and restricted cash	$—	$21	$—	$21
Marketable equity securities	4	—	—	4
Other current assets:
Foreign currency contracts(2)	—	1	—	1
Interest rate swaps(2)	—	1	—	1
Equity forward arrangement(2)	—	56	—	56
Investments:
Marketable equity securities	56	—	—	56
Other assets:
Interest rate swaps(2)	—	25	—	25
Accounts payable and accrued liabilities:
Foreign currency contracts(2)	—	6	—	6
Forward starting swaps(2)	—	92	—	92
Natural gas swap contracts(2)	—	9	—	9
Other liabilities:
Cross currency swaps(2)	—	120	—	120
Foreign currency contracts(2)	—	1	—	1

(1)	$2 million of this balance is designated as a hedging instrument under U.S. GAAP.

(2)	This entire balance is designated as a hedging instrument under U.S. GAAP.
Assets and liabilities reported at fair value on a nonrecurring basis:

As a result of finalizing a restructuring plan, as discussed in Note 7, “Business Restructuring”, long-lived assets with a carrying amount of $10 million were written-down to their fair value of $7 million, resulting in a charge of $3 million, which was included in the business restructuring expense reported in the nine months ended September 30, 2012. These long-lived assets were valued using Level 3 inputs.

4.	Acquisitions
During the nine months ended September 30, 2012, the Company closed three acquisitions related to its coatings businesses. The total cost of these acquisitions was $207 million, including debt assumed of $122 million. These acquisitions also provide for contingent payments and escrowed holdbacks. Substantially all of the acquisition activity relates to the two acquisitions described below.
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
The preliminary purchase price allocations related to the acquisitions made in 2012 resulted in an excess of purchase price over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed, which has been recorded as an addition to goodwill. The Dyrup and Colpisa acquisitions included an $8 million flow-through cost of sales, primarily in the first quarter of 2012, of the step up to fair value of inventory acquired.
The following table summarizes the fair value of assets acquired and liabilities assumed as reflected in the preliminary purchase price allocations for the Dyrup and Colpisa acquisitions recorded as of September 30, 2012.

(Millions)
Cash	$6
Current assets	132
Property, plant, and equipment	80
Goodwill	17
Other non-current assets	40
Total assets	$275
Short-term debt	(110)
Current liabilities	(61)
Long-term debt	(10)
Other long-term liabilities	(12)
Net assets	$82
Total purchase price including cash in escrow and contingent payments	$82

In October 2012, the Company reached a definitive agreement to acquire certain assets and the business of Spraylat Corp., a privately-owned industrial coatings company based in Pelham, N.Y. Spraylat had annual sales of approximately $125 million in 2011. The company operates production facilities in the U.S., Europe and China, and it employs about 300 people. Spraylat specializes in high-quality industrial liquid and powder coatings with excellent performance characteristics that are applied to metal, glass and plastic substrates. The transaction is expected to close in late 2012 subject to regulatory approval and customary closing conditions.

During the nine months ended September 30, 2011, PPG spent $56 million on several acquisitions, including purchase price adjustments related to acquisitions that were completed prior to December 31, 2010. In May 2011, PPG acquired the assets of Equa-Chlor, Inc. for $28 million, of which $3 million is held in escrow until May 2013. PPG assessed the fair value of the assets acquired and liabilities assumed, which consisted principally of property and operating working capital. PPG recorded a net benefit of $9 million stemming from a bargain purchase gain of $10 million reflecting the excess of the fair value of the net assets acquired over the price paid for the business and a $1 million loss related to the flow-through cost of sales of the step up to fair value of acquired inventory. The gain is reported in Other earnings in the accompanying condensed consolidated statement of income for the nine months ended September 30, 2011. The remaining amounts spent on acquisitions during the nine-month period ending September 30, 2011 represent other acquisitions in the coatings businesses.

5.	Inventories
Inventories as of September 30, 2012 and December 31, 2011 are detailed below:

	September 30, 2012	December 31, 2011
	(Millions)
Finished products	$1,023	$935
Work in process	159	144
Raw materials	479	414
Supplies	116	114
Total	$1,777	$1,607
Most U.S. inventories are valued using the last-in, first-out method. These inventories represented approximately 35 percent of total inventories at September 30, 2012 and December 31, 2011, respectively. If the first-in, first-out method of inventory valuation had been used, inventories would have been $248 million and $232 million higher as of September 30, 2012 and December 31, 2011, respectively.

6.	Goodwill and Other Identifiable Intangible Assets
The change in the carrying amount of goodwill attributable to each reportable segment for the nine months ended September 30, 2012 was as follows:

	Performance Coatings	Industrial Coatings	Architectural Coatings – EMEA	Optical and Specialty Materials	Commodity Chemicals	Glass	Total
	(Millions)
Balance, December 31, 2011	$1,139	$484	$933	$48	$6	$50	$2,660
Acquisitions	20	12	11	—	—	—	43
Currency	5	1	(3)	(1)	—	1	3
Balance, September 30, 2012	$1,164	$497	$941	$47	$6	$51	$2,706
The carrying amount of acquired trademarks with indefinite lives as of September 30, 2012 and December 31, 2011 totaled $320 million and $316 million respectively.
The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and are detailed below:

	September 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(Millions)
Acquired technology	$515	$(340)	$175	$511	$(308)	$203
Customer-related intangibles	968	(467)	501	945	(412)	533
Tradenames	119	(55)	64	116	(50)	66
Other	35	(29)	6	32	(25)	7
Balance	$1,637	$(891)	$746	$1,604	$(795)	$809
Aggregate amortization expense related to these identifiable intangible assets for the three and nine months ended September 30, 2012 was $27 million and $83 million, respectively, and for the three and nine months ended September 30, 2011 was $30 million and $92 million, respectively. As of September 30, 2012, estimated future amortization expense of identifiable intangible assets is as follows: $30 million for the remaining three months of 2012, approximately $105 million in 2013 through 2015 and approximately $85 million in 2016 and 2017.

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
As a result of this restructuring plan, in March 2012 the Company recorded a charge of $208 million for business restructuring, including severance and other costs of $160 million, asset write-offs of $53 million, and a net pension curtailment gain of $5 million. The Company expects to incur additional costs of approximately $7 million directly associated with the restructuring actions for demolition, dismantling, relocation and training that will be charged to expense as incurred. To date, approximately $2 million of these expenses have been recognized. The Company expects to incur these additional expenses in the last quarter of 2012 and in the first half of 2013.
The following table summarizes the restructuring plan and the activity in the restructuring reserve during the nine months ended September 30, 2012:

(Millions, except no. of employees)	Severance and Other Costs	Pension Curtailment (Gains)/Losses	Asset Write-offs	Total Reserve	Employees Impacted
Performance Coatings	$52	$1	$12	$65	740
Industrial Coatings	39	(1)	8	46	348
Architectural Coatings - EMEA	65	(5)	3	63	795
Optical & Specialty Materials	2	—	30	32	50
Commodity Chemicals	1	—	—	1	22
Corporate	1	—	—	1	4
Total	$160	$(5)	$53	$208	1,959
Activity to date	(59)	5	(53)	(107)	(1,225)
Currency Impact	(3)	—	—	(3)	—
Balance as of September 30, 2012	$98	$—	$—	$98	734
Amounts related to the 2012 restructuring reserve totaling $3 million that are expected to be paid out after September 30, 2013 are classified as Other liabilities in the accompanying condensed consolidated balance sheet as of September 30, 2012. In addition to the amounts related to the 2012 restructuring reserve, there were also cash payments of approximately $4 million and $15 million related to prior restructuring programs made in the nine months ended September 30, 2012 and 2011, respectively.

8.	Debt

In September 2012, PPG entered into a five-year credit agreement with several banks and financial institutions (the “Credit Agreement”). The Credit Agreement provides for a $1.2 billion unsecured revolving credit facility. In connection with entering into this Credit Agreement, the Company terminated its existing $1.2 billion revolving credit facility that was scheduled to expire in August 2013. There was no outstanding amount due under this revolving facility at the time of its termination. The Company has the ability to increase the size of the Credit Agreement by up to an additional $300 million, subject to the receipt of lender commitments and other conditions. The Credit Agreement will terminate and all amounts outstanding thereunder will be due and payable on September 12, 2017, although under circumstances specified in the Credit Agreement and subject to the lenders' approval, the Company may make one request to extend such termination date by one year with respect to the approving lenders. The Company has the right, subject to certain conditions set forth in the Credit Agreement, to designate certain subsidiaries of the Company as borrowers under the Credit Agreement. In connection with any such designation, the Company is required to guarantee the obligations of any such subsidiaries under the Credit Agreement.

Borrowings under the Credit Agreement may be made in U.S. dollars or in euros. The Credit Agreement provides that loans will bear interest at rates based, at the Company's option, on one of two specified base rates plus a margin based on certain formulas defined in the Credit Agreement. Additionally, the Credit Agreement contains a Commitment Fee, as defined in the Credit Agreement, on the amount of unused commitments under the Credit Agreement ranging from 0.080% to 0.225% per annum. The applicable date and the Commitment Fee will be determined with reference to the pricing grid set forth in the Credit Agreement referencing the ratings established by Standard & Poor's Financial Services LLC and Moody's Investor Service Inc. for the Company's non-credit enhanced, long-term, senior, unsecured debt. There were no amounts outstanding under the Credit Agreement at September 30, 2012.

The Credit Agreement contains usual and customary restrictive covenants for facilities of its type, which include, with specified exceptions, limitations on the Company's ability to create liens or other encumbrances, to enter into sale and leaseback transactions and to enter into consolidations, mergers or transfers of all or substantially all of its assets. The Credit Agreement maintains the same restrictive covenant as the prior revolving credit facility whereby the Company must maintain a ratio of Total Indebtedness to Total Capitalization, as defined in the Credit Agreement, of sixty percent or less.

On July 31, 2012, PPG completed a public offering of $400 million in aggregate principal amount of its 2.70% Notes due 2022 (the "2022 Notes”). The 2022 Notes were offered by the Company pursuant to its existing shelf registration statement. The proceeds of this offering of $397 million, net of discount and issuance costs, are expected to be used to repay a portion of the $600 million of 5.75% notes due in March 2013 (the "2013 Notes”). The discount and issuance costs related to the 2022 Notes, which totaled $3 million, will be amortized to interest expense over the life of the 2022 Notes. Concurrently with the issuance of the 2022 Notes, PPG settled forward starting swaps with a payment of $121 million on July 30, 2012. This loss will be amortized to interest expense over the term of the notes, resulting in an effective interest rate of 5.8%. (Refer to Note 15, "Derivative Financial Instruments and Hedge Activities" for additional information).

In April 2012, the Company reclassified the $600 million of the 2013 Notes to Short-term debt and current portion of long-term debt in the accompanying condensed consolidated balance sheet as these notes are due to be repaid in March 2013. Also during the nine months ended September 30, 2012, the Company assumed $120 million of debt in the Dyrup acquisition; repaid $119 million of that debt, and repaid the $71 million of 6.875% notes upon their maturity.

During the nine months ended September 30, 2011, the Company repaid a $400 million three year unsecured term loan, which had a scheduled maturity date of June 2012. There was no prepayment penalty.

9.	Investments
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
PPG’s future commitment to purchase electricity and steam from the joint venture approximates $23 million per year subject to contractually defined inflation adjustments for the next 10 years. The purchases for the years ended December 31, 2011, 2010 and 2009 were $23 million in each year.
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
The following table summarizes PPG’s maximum exposure to loss associated with RS Cogen.

(Millions)
Investment in and advances to RS Cogen	$19
Take-or-pay obligation under power tolling arrangement through 2022	236
Maximum exposure to loss as of September 30, 2012	$255

In July 2012, PPG and Asian Paints Ltd., expanded their coatings operations in India through the creation of a new joint venture and the expansion of the operations of an existing joint venture. PPG gained effective management control of the existing joint venture, with Asian Paints obtaining effective management control of the newly formed joint venture. The accounting for the changes to the existing joint venture resulted in recording assets at their fair values, including goodwill of $22 million and identifiable intangible assets of $12 million. Also, as PPG now consolidates the existing joint venture that is under its control, an amount was recorded for the non-controlling interest owned by Asian Paints of $48 million.

10.	Earnings Per Common Share
The following table presents the earnings per common share calculations for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30		Nine Months Ended September 30
(Millions, except per share amounts)	2012	2011	2012	2011
Earnings per common share (attributable to PPG)
Net income (attributable to PPG)	$339	$311	$714	$879
Weighted average common shares outstanding	153.7	156.8	153.2	158.5
Earnings per common share (attributable to PPG)	$2.21	$1.98	$4.66	$5.55
Earnings per common share - assuming dilution (attributable to PPG)
Net income (attributable to PPG)	$339	$311	$714	$879
Weighted average common shares outstanding	153.7	156.8	153.2	158.5
Effect of dilutive securities:
Stock options	0.9	1.0	0.8	1.2
Other stock compensation plans	0.9	0.8	0.8	0.8
Potentially dilutive common shares	1.8	1.8	1.6	2.0
Adjusted weighted average common shares outstanding	155.5	158.6	154.8	160.5
Earnings per common share - assuming dilution (attributable to PPG)	$2.18	$1.96	$4.61	$5.48
There were no antidilutive outstanding stock options for the three and nine months periods ended September 30, 2012. Excluded from the computation of diluted earnings per share due to their antidilutive effect were 0.6 million outstanding stock options for the three and nine months ended September 30, 2011.

11.    Income Taxes
The effective tax rate on pretax earnings for the nine months ended September 30, 2012 was approximately 24 percent compared to approximately 26 percent for the first nine months of 2011. The effective tax rate for the nine months ended September 30, 2012 includes tax benefits of $60 million or 37.7 percent on the $159 million charge for environmental remediation costs, $45 million or 21.4 percent on the $208 million business restructuring charge, $2 million or 28.6 percent on the acquisition-related expenses of $6 million, $1 million or 7.5 percent on costs related to the separation and merger of $13 million. The separation and merger of PPG's commodity chemicals business with Georgia Gulf (Refer to Note 20, "Separation and Merger Transaction") is expected to be generally tax free to PPG, as a result of this, the deductibility for U.S. federal tax purposes of the costs associated with the transaction is expected to be limited. We currently estimate that approximately 20 percent of the separation and merger costs incurred to date will be tax deductible. The effective rate for the first nine months of 2011 included the impact of the non-taxable bargain purchase gain resulting from the Equa-Chlor acquisition. The effective tax rate on the remaining pre-tax earnings was approximately 25 percent for the first nine months of 2012 compared to approximately 26 percent for the first nine months of 2011.
The Company files federal, state and local income tax returns in numerous domestic and foreign jurisdictions. In most tax jurisdictions, returns are subject to examination by the relevant tax authorities for a number of years after the returns have been filed. The Company is no longer subject to examinations by tax authorities in any major tax jurisdiction for years before 2003. Additionally, the Internal Revenue Service (“IRS”) has completed its examination of the Company’s U.S. federal income tax returns filed for years through 2009. The IRS is currently conducting its examination of the Company's U.S. federal income tax return for 2010, which is expected to be completed during 2013.

12.	Pensions and Other Postretirement Benefits

The net periodic benefit costs for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Pensions
	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
	(Millions)
Service cost	$16	$16	$48	$48
Interest cost	61	64	183	192
Expected return on plan assets	(74)	(77)	(224)	(234)
Amortization of actuarial losses	39	31	115	91
Curtailment (gains) losses	—	—	—	4
Net periodic pension cost	$42	$34	$122	$101

PPG does not have a mandatory contribution to make to its U.S. defined benefit pension plans in 2012 and PPG will not make a voluntary contribution in 2012. PPG expects to make mandatory contributions to its non-U.S. plans in 2012 of approximately $90 million, of which $59 million was made as of September 30, 2012.
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

	Other Postretirement Benefits
	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
	(Millions)
Service cost	$5	$5	$16	$14
Interest cost	14	15	43	47
Amortization of prior service credit	(3)	(3)	(9)	(9)
Amortization of actuarial losses	8	8	25	23
Net periodic other postretirement benefit cost	$24	$25	$75	$75

13.	Shareholders’ Equity
The following tables present the change in total shareholders’ equity for the nine months ended September 30, 2012 and 2011, respectively:

(Millions)	Total PPG Shareholders’ Equity	Non- controlling Interests	Total
Balance, January 1, 2012	$3,249	$197	$3,446
Net income	714	97	811
Other comprehensive income, net of tax	96	3	99
Cash dividends	(267)	—	(267)
Issuance of treasury stock	121	—	121
Purchase of treasury stock	(92)	—	(92)
Stock-based compensation activity	40	—	40
Dividends paid on subsidiary common stock to noncontrolling interests	—	(74)	(74)
Joint venture formation and consolidation (Note 9)	—	48	48
Balance, September 30, 2012	$3,861	$271	$4,132

(Millions)	Total PPG Shareholders’ Equity	Non- controlling Interests	Total
Balance, January 1, 2011	$3,638	$195	$3,833
Net income	879	94	973
Other comprehensive income, net of tax	(53)	(8)	(61)
Cash dividends	(268)	—	(268)
Issuance of treasury stock	95	—	95
Purchase of treasury stock	(633)	—	(633)
Stock-based compensation activity	4	—	4
Dividends paid on subsidiary common stock to noncontrolling interests	—	(36)	(36)
Other changes in noncontrolling interests	$—	$(1)	$(1)
Balance, September 30, 2011	$3,662	$244	$3,906

14.	Financial Instruments, Excluding Derivative Financial Instruments
Included in PPG’s financial instrument portfolio are cash and cash equivalents, short-term investments, cash held in escrow, marketable equity securities, company-owned life insurance and short and long-term debt instruments. The fair values of these financial instruments approximated their carrying values at September 30, 2012 and December 31, 2011, in the aggregate, except for long-term debt.
Long-term debt (excluding capital lease obligations) had carrying and fair values totaling $3,936 million and $4,535 million, respectively, as of September 30, 2012. Long-term debt (excluding capital lease obligations) had carrying and fair values totaling $3,617 million and $4,154 million, respectively, as of December 31, 2011.
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
PPG’s policies do not permit speculative use of derivative financial instruments. PPG uses forward currency and option contracts as hedges against its exposure to variability in exchange rates on short-term intercompany transactions, unrecognized firm sales commitments and cash flows denominated in foreign currencies. PPG uses foreign denominated debt and cross currency swap contracts to hedge net investments in foreign operations. PPG also uses an equity forward arrangement to hedge the Company’s exposure to changes in the fair value of PPG stock that is to be contributed to the asbestos settlement trust as discussed in Note 18, “Commitments and Contingent Liabilities.” Interest rate swaps were used to manage the Company’s exposure to changing interest rates as such rate changes affected the fair value of fixed rate borrowings. Forward starting swaps have been used to lock-in a fixed interest rate, to which has been added a corporate spread, related to future long-term debt refinancings. PPG also has used derivative instruments to manage its exposure to fluctuating natural gas prices through the use of natural gas swap contracts.
PPG enters into derivative financial instruments with high credit quality counterparties and diversifies its positions among such counterparties in order to reduce its exposure to credit losses. The Company did not realize a credit loss on derivatives during the nine month periods ended September 30, 2012 or 2011.
PPG centrally manages certain of its foreign currency transaction risks to minimize the volatility in cash flows caused by currency fluctuations. Decisions on whether to use derivative financial instruments to hedge the net transaction exposures related to all regions of the world are made based on the amount of those exposures by currency and, in certain situations, an assessment of the near-term outlook for certain currencies. This net hedging strategy does not qualify for hedge accounting; therefore, the change in the fair value of these instruments is recorded in Other charges in the accompanying condensed consolidated statement of income in the period of change. As of September 30, 2012 and December 31, 2011, the fair value of these contracts was a liability of $0.4 million and an asset of $0.4 million, respectively.
PPG designates forward currency contracts as hedges against the Company’s exposure to variability in exchange rates on short-term intercompany borrowings and transactions denominated in foreign currencies. To the extent effective, changes in the fair value of these instruments are deferred in AOCI and subsequently reclassified to Other charges in the accompanying condensed consolidated statement of income as foreign exchange gains and losses are recognized on the related intercompany transactions. The portion of the change in fair value considered to be ineffective is recognized immediately in Other charges in the accompanying condensed consolidated statement of income. All amounts related to these instruments deferred in AOCI as of September 30, 2012 will be reclassified to earnings within the next twelve months. As of September 30, 2012 and December 31, 2011, the fair value of these instruments was a net liability of $3 million and $5 million, respectively.
PPG designates forward currency contracts as hedges against the Company’s exposure to future changes in fair value related to certain firm sales commitments denominated in foreign currencies. These contracts are designated as fair value hedges. As such, they are reported at fair value in the Company’s condensed consolidated balance sheet, with changes in the fair value of these contracts and that of the related firm sales commitments reported in net sales. As of September 30, 2012, these contracts converted $65 million to the South Korean won over the 21 month period ending June 30, 2014. As of December 31, 2011, these contracts converted $91 million to the South Korean won over the 30 month period ending June 30, 2014. As of September 30, 2012 and December 31, 2011, the fair value of the contracts was a net asset of $1 million and a net liability of $1 million, respectively.
As of January 1, 2012, PPG had nine U.S. dollar to euro cross currency swap contracts with a total notional amount of $1.16 billion, of which $600 million were to settle on March 15, 2013 and $560 million are to settle on March 15, 2018. In June 2012, $600 million of swaps, with a settlement date of March 15, 2013, were settled with PPG receiving $1 million in cash. On settlement of the remaining outstanding contracts, PPG will receive $560 million U.S. dollars and pay euros to the counterparties to the contracts. During the term of these contracts, PPG will receive semiannual payments in March and September of each year based on U.S. dollar, long-term fixed interest rates, and PPG will make annual payments in March of each year to the counterparties based on euro, long-term fixed interest rates. The Company designated all of the cross currency swaps as hedges of its net investment in the acquired SigmaKalon businesses and, as a result, the mark to market fair value adjustments of the swaps outstanding have been and will be recorded as a component of AOCI, and the cash flow impact of these swaps has been and will be classified as investing activities in the condensed consolidated statement of cash flows. As of September 30, 2012 and December 31, 2011, the fair value of these contracts was a net liability of $66 million and $120 million, respectively.
As of September 30, 2012 and December 31, 2011, PPG designated €300 million euro-denominated borrowings as a hedge of a portion of PPG’s net investment in the Company’s European operations. Also during 2010, certain portions of PPG’s various other euro-denominated borrowings were designated as hedges of PPG’s investments in its European operations. As a result, the change in book value from adjusting these foreign denominated borrowings to current spot rates was deferred in AOCI.

As of September 30, 2012 and December 31, 2011 the Company had accumulated pretax unrealized translation gains in AOCI of $49 million and $14 million, respectively, which related to both the euro-denominated borrowings and the cross currency swaps that have been designated as hedges of net investments.
Deferrals in AOCI related to hedges of the Company’s net investments in European operations would be reclassified and recognized in earnings upon a substantial liquidation, sale or partial sale of such investments or upon impairment of all or a portion of such investments.
The Company manages its interest rate risk by balancing its exposure to fixed and variable rates while attempting to minimize its interest costs. As of December 31, 2011, interest rate swaps converted $445 million of fixed rate debt to variable rate debt. During the nine months ended September 30, 2012, PPG settled these swaps and received $29 million from such settlements. When outstanding, the swaps were designated as fair value hedges. As such, they were carried at fair value. Changes in the fair value of these swaps and that of the related debt were recorded in Interest Expense in the accompanying condensed consolidated statement of income. As of December 31, 2011, the fair value of these contracts was a net asset of $26 million.
The Company entered into forward starting swaps in 2009 and in the second quarter of 2010 to effectively lock-in a fixed interest rate for future debt refinancings with an anticipated term of ten years based on the ten year swap rate, to which was added a corporate spread. All of the swap contracts were settled on July 30, 2012, resulting in a cash payment of $121 million. The notional amount of the swaps outstanding totaled $400 million. To the extent that the swaps were effective, changes in the fair values of the swap contracts were deferred in AOCI. The portion of the change in fair value considered to be ineffective was recognized immediately in Other charges in the accompanying condensed consolidated statement of income. As of September 30, 2012, the amount deferred in AOCI was $120 million. This balance will be amortized to interest expense over the remaining term of the ten-year debt that was issued on July 31, 2012. (See Note 8, “Debt” for further discussion regarding this debt issuance.) As of December 31, 2011, the fair value of these swaps was a liability of $92 million.
The Company has used derivative instruments to manage its exposure to fluctuating natural gas prices through the use of natural gas swap contracts. To the extent that these instruments were effective in hedging PPG’s exposure to price changes, changes in the fair values of the hedge contracts were deferred in AOCI and reclassified to Cost of sales, exclusive of depreciation and amortization as the natural gas was purchased. The amount of ineffectiveness was reported in Other charges in the accompanying condensed consolidated statement of income immediately. As of December 31, 2011, the fair value of these contracts was a liability of $9 million. There was no balance in AOCI as of September 30, 2012 related to the contracts.
PPG entered into a one-year renewable equity forward arrangement with a bank in 2003 in order to mitigate the impact on PPG earnings of changes in the fair value of 1,388,889 shares of PPG stock that are to be contributed to the asbestos settlement trust as discussed in Note 18, “Commitments and Contingent Liabilities.” This instrument, which has been renewed, is recorded at fair value as an asset or liability and changes in the fair value of this instrument are reflected in the Asbestos settlement – net caption of the accompanying condensed consolidated statement of income. The total principal amount payable for these shares is $62 million. PPG will pay to the bank interest based on the principal amount and the bank will pay to PPG an amount equal to the dividends paid on these shares during the period this instrument is outstanding. The difference between the principal amount and any amounts related to unpaid interest or dividends and the current market price for these shares, adjusted for credit risk, represents the fair value of the instrument as well as the amount that PPG would pay or receive if the bank chose to net settle the instrument. Alternatively, the bank may, at its option, require PPG to purchase the shares covered by the arrangement at the principal amount adjusted for unpaid interest and dividends as of the date of settlement. As of September 30, 2012 and December 31, 2011, the fair value of this contract was an asset of $101 million and $56 million, respectively.
No derivative instrument initially designated as a hedge instrument was undesignated or discontinued as a hedging instrument during the nine month periods ended September 30, 2012 or 2011. Nor were any amounts deferred in AOCI reclassified to earnings during these periods related to hedges of anticipated transactions that were no longer expected to occur.
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
For the first nine months of 2012, Other comprehensive income included a net pretax loss due to cash flow hedge derivatives of $16 million ($10 million, net of tax). This loss was comprised of realized losses of $30 million and unrealized losses of $46 million. The realized losses related to the settlement during the period of natural gas contracts, interest rate swaps owned by RS Cogen (Refer to Note 9, “Variable Interest Entities” for a discussion regarding this equity method investment), foreign currency contracts and the amortization of a portion of the balance deferred related to forward starting swaps. The unrealized losses related to the change in fair value of forward starting swaps, natural gas and foreign currency contracts and interest rate swaps owned by RS Cogen.
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
Refer to Note 3, “Fair Value Measurement,” for additional disclosures related to the Company’s derivative instruments outstanding as of September 30, 2012 and December 31, 2011.
The following table provides details for the nine month period ended September 30, 2012 related to fair value, cash flow and net investment hedges by type of derivative and financial instrument. All amounts are pretax:

(Millions) Hedge Type	Gain (Loss) Deferred in OCI	Gain (Loss) Recognized
		Amount	Caption
Fair Value
Interest rate swaps (a)	Not applicable	$6	Interest expense
Foreign currency contracts (b)	Not applicable	—	Sales
Equity forward arrangements (a)	Not applicable	45	Asbestos - net
Total Fair Value		$51
Cash Flow
Natural gas swaps (a)	$(2)	$(11)	Cost of sales
Interest rate swaps of an equity method investee	(1)	(1)	Other earnings
Forward starting swaps (c)	(26)	(2)	Interest expense
Foreign currency contracts (d)	(17)	(16)	Other charges
Total Cash Flow	$(46)	$(30)
Net Investment
Cross currency swaps (e)	$32	$—
Foreign denominated debt	3	Not applicable
Total Net Investment	$35
Non-Hedge
Foreign currency contracts	Not applicable	$—	Other charges
Total Non-Hedge		$—

(a)	The ineffective portion related to each of these items was not greater than $0.1 million of expense.

(b)	The ineffective portion related to this item was $0.4 million of income.

(c)	The ineffective portion related to this item was $4 million of expense.

(d)	The ineffective portion related to this item was $6 million of expense.

(e)	The ineffective portion related to this item was $1 million of expense.

The following tables provide details for the nine month period ended September 30, 2011 related to fair value, cash flow and net investment hedges by type of financial instrument. All amounts are pretax:

(Millions) Hedge Type	Gain (Loss) Deferred in OCI	Gain (Loss) Recognized
		Amount	Caption
Fair Value
Interest rate swaps (a)	Not applicable	$15	Interest expense
Foreign currency contracts (b)	Not applicable	2	Sales
Equity forward arrangements (a)	Not applicable	(18)	Asbestos - net
Total Fair Value		$(1)
Cash Flow
Natural gas swaps (a)	$(6)	$(26)	Cost of sales
Interest rate swaps of an equity method investee	(2)	(2)	Other earnings
Forward starting swaps (c)	(67)	—
Foreign currency contracts (d)	20	20	Other charges
Total Cash Flow	$(55)	$(8)
Net Investment
Cross currency swaps (e)	$9	$—
Foreign denominated debt	—	Not applicable
Total Net Investment	$9
Non-Hedge
Foreign currency contracts	Not applicable	$—	Other charges
Total Non-Hedge		$—

(a)	The ineffective portion related to each of these items was less than $0.1 million of income.

(b)	The ineffective portion related to this item was $1 million of income.

(c)	The ineffective portion related to this item was less than $2.0 million of income.

(d)	The ineffective portion related to this item was $4 million of expense.

(e)	The ineffective portion related to this item was $1 million of expense

16.	Cash Flow Information
Cash payments for interest were $178 million and $177 million for the nine months ended September 30, 2012 and 2011, respectively. Cash payments for income taxes for the nine months ended September 30, 2012 and 2011 were $367 million and $276 million, respectively.
In April 2011, the Company received $168 million from Pittsburgh Glass Works LLC (“PGW”), PPG’s former automotive glass and services business. The $168 million was comprised of the repayment of $90 million of notes receivable from PGW and a $78 million return of capital.

17.	Stock-Based Compensation
The Company’s stock-based compensation includes stock options, restricted stock units (“RSUs”) and grants of contingent shares that are earned based on achieving targeted levels of total shareholder return. All current grants of stock options, RSUs and contingent shares are made under the PPG Industries, Inc. Amended and Restated Omnibus Incentive Plan (the “PPG Amended Omnibus Plan”), which was amended and restated effective April 21, 2011. Shares available for future grants under the PPG Amended Omnibus Plan were 8.4 million as of September 30, 2012.
Total stock-based compensation expense was $21 million and $53 million for the three and nine months ended September 30, 2012, respectively, and $6 million and $27 million for the three and nine months ended September 30, 2011, respectively. Stock-based compensation expense increased year over year due to the increase in the expected payout percentage of the 2010 performance-based RSU grants and PPG's total shareholder return performance in 2012 in comparison with the Standard & Poors (S&P) 500 index, which has increased the expense related to outstanding grants of contingent shares. The total income tax benefit recognized in the accompanying condensed consolidated statement of income related to the stock-based compensation was $7 million and $18 million for the three and nine months ended September 30, 2012, respectively, and $2 million and $9 million for the three and nine months ended September 30, 2011, respectively.

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
During the nine months ended September 30, 2012, PPG granted 792,957 stock options under the PPG Amended Omnibus Plan at a weighted average exercise price of $90.19 per share. The weighted average fair value of options granted was $17.97 per share. During the nine months ended September 30, 2011, PPG granted 628,927 stock options under the PPG Omnibus Plan at a weighted average exercise price of $88.29 per share. The weighted average fair value of options granted was $19.00 per share.
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

The fair value of the grants issued in the nine months ended September 30, 2012 was calculated with the following weighted average assumptions:

Risk free interest rate	1.3%
Expected life of option in years	6.5
Expected dividend yield	3.3%
Expected volatility	29.4%
Restricted Stock Units
Long-term incentive value is delivered to selected key management employees by granting RSUs, which have either time or performance-based vesting features. The fair value of an RSU is equal to the market value of a share of PPG stock on the date of grant. Time-based RSUs vest over the three-year period following the date of grant, unless forfeited, and will be paid out in the form of stock, cash or a combination of both at the Company’s discretion at the end of the three year vesting period. Performance-based RSUs vest based on achieving specific annual performance targets for earnings per share growth and cash flow return on capital over the three calendar year-end periods following the date of grant. Unless forfeited, the performance-based RSUs will be paid out in the form of stock, cash or a combination of both at the Company’s discretion at the end of the three-year performance period if PPG meets the performance targets. The amount paid for performance-based awards may range from 0 percent to 180 percent of the original grant, based upon the frequency with which the annual earnings per share growth and cash flow return on capital performance targets are met over the three calendar year periods. For the purposes of expense recognition, PPG has assumed that performance-based RSUs granted in 2010 will vest at the 180 percent level and those granted in 2011 and 2012 will vest at the 100 percent level. As of December 31, 2011, four of the four possible performance targets had been met for the 2010 grant and two of the two possible performance targets had been met for the 2011 grant.
During the nine months ended September 30, 2012, PPG granted 248,732 RSUs at a weighted average fair value of $84.31 per share. During the nine months ended September 30, 2011, PPG granted 221,009 RSUs at a weighted average fair value of $87.53 per share.
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
The results of any future litigation and claims are inherently unpredictable. However, management believes that, in the aggregate, the outcome of all lawsuits and claims involving PPG, including asbestos-related claims in the event the settlement described below does not become effective, will not have a material effect on PPG’s consolidated financial position or liquidity; however, such outcome may be material to the results of operations of any particular period in which costs, if any, are recognized.
Antitrust Matters
In 2010, Transitions Optical, Inc. (“TOI”), a consolidated subsidiary of the Company, entered into a settlement agreement, without admitting liability, with the Federal Trade Commission, which had alleged that TOI violated Section 5 of the Federal Trade Commission Act. Following the announcement of the settlement with the Federal Trade Commission, 30 private putative class cases were filed against TOI, alleging that it has monopolized and/or conspired to monopolize the market for photochromic lenses. All of the federal actions have been transferred and centralized in the Middle District of Florida (the “MDL Action”). Amended complaints in the MDL Action were filed in November and December 2010. In late 2011, the court ruled on TOI’s motion to dismiss and allowed the plaintiffs to file new or further amended complaints. Plaintiffs in the MDL Action include Insight Equity A.P. X, LP, d/b/a Vision-Ease Lens Worldwide, Inc., which has sued on its own behalf, and putative classes of “direct purchasers,” including laboratories and retailers (the “Lab/Retailer Plaintiffs”), and “indirect purchasers,” consisting of end-user consumers. Plaintiffs in the MDL Action generally allege that TOI’s exclusive dealing arrangements resulted in higher prices and seek lost profits and damages determined by the price premium attributable to wrongful exclusive deals. The damages sought are subject to trebling. The Lab/Retailer Plaintiffs also allege that TOI and certain affiliates of Essilor International SA conspired with respect to the wrongful exclusive dealing arrangements. Briefing with respect to class certification is expected to be completed in early 2013. TOI believes it has meritorious defenses and continues to defend all of the above-described actions vigorously.
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
Since the June 16, 2011 ruling, the third amended plan of reorganization has been the subject of negotiations among the parties in interest, amendments, proposed amendments and hearings. On April 20, 2012, PC filed plan materials with proposed amendments to the third amended PC plan of reorganization, which PPG believes would, upon adoption as a final amended plan, resolve all of the issues raised by the Bankruptcy Court in its June 16, 2011 ruling. On June 21, 2012, the Bankruptcy Court heard argument regarding whether the remaining insurer objectors had standing to continue to prosecute their objections to the plan materials. The Bankruptcy Court did not rule at that time on the question of the remaining insurer objectors’ standing, but took the matter under advisement. On July 17, 2012, the Bankruptcy Court issued an order setting forth the schedule for finalizing an amended plan and moving the PC bankruptcy reorganization proceedings forward. Specifically, the Bankruptcy Court ordered that an amended plan of reorganization be filed on or before August 20, 2012. Consistent with that order, PC filed an amended PC plan of reorganization on August 17, 2012, along with a certification advising the Bankruptcy Court that the August 17, 2012 amended PC plan of reorganization was identical to the plan materials filed on April 20, 2012. The July 17 order contemplated further proceedings in connection with potential objections to that plan and set a hearing for October 10, 2012 for arguments on any objections. Objections were filed by three entities on or before the deadline prescribed by the Bankruptcy Court. One set of objections was resolved by PC and another set merely restated for appellate purposes objections filed by a party that the Bankruptcy Court previously overruled. The Bankruptcy Court heard oral argument on the one remaining set of objections filed by the remaining insurer objectors on October 10, 2012. At the conclusion of that argument, the Bankruptcy Court set forth a schedule for negotiating and filing language that would resolve some, but not all, of the objections to confirmation advanced by the insurer objectors. If consensual language can not be agreed upon, the Bankruptcy Court will hear argument on the language on November 1, 2012.

If the Bankruptcy Court ultimately finds the amended PC plan of reorganization to be acceptable, the Bankruptcy Court will enter a confirmation order if all requirements to confirm a plan of reorganization under the Bankruptcy Code have been satisfied. Such an order could be appealed to the U.S. District Court for the Western District of Pennsylvania by any remaining insurer or other objectors to the amended and confirmed PC plan of reorganization. Assuming that the District Court approves a confirmation order, any remaining insurer or other objectors could appeal the order to the U.S. Third Circuit Court of Appeals and subsequently could seek review by the U.S. Supreme Court.
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
Asbestos Claims Retained by PPG
The channeling injunction provided for under the third amended PC plan of reorganization, as amended, will not extend to any claim against PPG that arises out of exposure to any asbestos or asbestos-containing products manufactured, sold and/or distributed by PPG or its subsidiaries that is not a PC Relationship Claim, and in this respect differs from the channeling injunction contemplated by the second amended PC plan of reorganization filed in 2003. While management believes that the vast majority of the approximately 114,000 claims against PPG alleging personal injury from exposure to asbestos relate to products manufactured, distributed or sold by PC, the potential liability for any non-PC Relationship Claims will be retained by PPG. Because a determination of whether an asbestos claim is a non-PC Relationship Claim would typically not be known until shortly before trial and because the filing and prosecution of asbestos claims (other than certain premises claims) against PPG has been enjoined since April 2000, the actual number of non-PC Relationship Claims that may be pending at the expiration of the stay or the number of additional claims that may be filed against PPG in the future cannot be determined at this time. PPG does not expect the Bankruptcy Court to lift the stay until after confirmation or rejection of the third amended PC plan of reorganization, as amended, although the Bankruptcy Court may entertain motions to lift the stay as to specific exigent claims. PPG intends to defend against all such claims vigorously and their ultimate resolution in the court system is expected to occur over a period of years.
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

PPG’s Funding Obligations
PPG has no obligation to pay any amounts under the third amended PC plan of reorganization, as amended, until the Funding Effective Date. If the third amended PC plan of reorganization, as amended, is approved, PPG and certain of its insurers will make the following contributions to the Trust. On the Funding Effective Date, PPG will relinquish any claim to its equity interest in PC, convey the stock it owns in Pittsburgh Corning Europe and transfer 1,388,889 shares of PPG’s common stock or cash equal to the fair value of such shares as defined in the 2009 PPG Settlement Arrangement. PPG will make aggregate cash payments to the Trust of approximately $825 million, payable according to a fixed payment schedule over a period ending in 2023. The first payment is due on the Funding Effective Date. PPG would have the right, in its sole discretion, to prepay these cash payments to the Trust at any time at a discount rate of 5.5 percent per annum as of the prepayment date. PPG’s historical insurance carriers participating in the third amended PC plan of reorganization will also make cash payments to the Trust of approximately $1.7 billion between the Funding Effective Date and 2027. These payments could also be prepaid to the Trust at any time at a discount rate of 5.5 percent per annum as of the prepayment date. PPG will grant asbestos releases and indemnifications to all participating insurers, subject to amended coverage-in-place arrangements with certain insurers for remaining coverage of premises claims. PPG will grant certain participating insurers full policy releases on primary policies and full product liability releases on excess coverage policies. PPG will also grant certain other participating excess insurers credit against their product liability coverage limits.
PPG’s obligation under the 2009 PPG Settlement Arrangement at December 31, 2008 was $162 million less than the amount that would have been due under the 2002 PPG Settlement Arrangement. This reduction is attributable to a number of negotiated provisions in the 2009 PPG Settlement Arrangement, including the provisions relating to the channeling injunction under which PPG retains liability for any non-PC Relationship Claims. PPG will retain such amount as a reserve for asbestos-related claims that will not be channeled to the Trust, as this amount represents PPG’s best estimate of its liability for these claims. PPG does not have sufficient current claim information or settlement history on which to base a better estimate of this liability, in light of the fact that the Bankruptcy Court’s stay has been in effect since 2000. As a result, PPG’s reserve at September 30, 2012 and December 31, 2011 for asbestos-related claims that will not be channeled to the Trust is $162 million. In addition, under the 2009 PPG Settlement Arrangement, PPG will retain for its own account rights to recover proceeds from certain historical insurance assets, including policies issued by non-participating insurers. Rights to recover these proceeds would have been assigned to the Trust by PPG under the 2002 PPG Settlement Arrangement.
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
Of the total obligation of $888 million under the 2009 PPG Settlement Arrangement at September 30, 2012, $654 million is reported as a current liability and the present value of the payments due in the years 2014 to 2023 totaling $234 million is reported as a non-current liability in the accompanying condensed consolidated balance sheet. The future accretion of the noncurrent portion of the liability will total $113 million and be reported as expense in the condensed consolidated statement of income over the period through 2023, as follows (in millions):

Remainder of 2012	$4
2013	14
2014 – 2023	95
Total	$113

The following table summarizes the impact on PPG’s financial statements for the three and nine months ended September 30, 2012 and 2011 resulting from the 2009 PPG Settlement Arrangement including the change in fair value of the stock to be transferred to the Trust and the equity forward instrument (see Note 15, “Derivative Financial Instruments and Hedge Activities”) and the increase in the net present value of the future payments to be made to the Trust.

	Three Months Ended September 30		Nine Months Ended September 30
Increase (decrease) in expense	2012	2011	2012	2011
	(Millions)
Change in fair value:
PPG stock	$13	$(28)	$44	$18
Equity forward instrument	(12)	28	(45)	(18)
Accretion of asbestos liability	2	3	10	9
Asbestos settlement – net expense	$3	$3	$9	$9
The fair value of the equity forward instrument is included as an Other current asset as of September 30, 2012 and December 31, 2011 in the accompanying condensed consolidated balance sheet. Payments under the fixed payment schedule require annual payments that are due each June. The current portion of the asbestos settlement liability included in the accompanying condensed consolidated balance sheet as of September 30, 2012 consists of all such payments required through June 2013, the fair value of PPG’s common stock and the value of PPG’s investment in Pittsburgh Corning Europe. The amount due June 30, 2014 of $5 million and the net present value of the remaining payments is included in the long-term asbestos settlement liability in the accompanying condensed consolidated balance sheet as of September 30, 2012.
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
As of September 30, 2012 and December 31, 2011, PPG had reserves for environmental contingencies totaling $350 million and $226 million, respectively, of which $94 million and $59 million, respectively, were classified as current liabilities. The reserve at September 30, 2012 included $239 million for environmental contingencies associated with PPG’s former chromium manufacturing plant in Jersey City, N.J. (“Jersey City”) and associated sites (“New Jersey Chrome”), $62 million for environmental contingencies associated with the Calcasieu River estuary and three operating plant sites in PPG’s chemicals business and $49 million for other environmental contingencies, including National Priority List sites and legacy glass manufacturing sites. The reserve at December 31, 2011 included $129 million for environmental contingencies associated with the former chromium manufacturing plant in Jersey City, $50 million for environmental contingencies associated with the Calcasieu River Estuary and three operating plant sites in PPG’s chemicals business and $47 million for other environmental contingencies, including National Priority List sites and legacy glass manufacturing sites. Pretax charges against income for environmental remediation costs totaled

$1 million and $165 million, respectively, for the three and nine months ended September 30, 2012 and $3 million and $15 million, respectively, for the three and nine months ended September 30, 2011, and are included in Other charges in the accompanying condensed consolidated statement of income. Cash outlays related to such environmental remediation aggregated $20 million and $45 million, respectively, for the three and nine months ended September 30, 2012 and $9 million and $43 million, respectively for the three and nine months ended September 30, 2011. The impact of foreign currency increased the liability by $1 million in the nine months ended September 30, 2012 and decreased the liability by $2 million in the nine months ended September 30, 2011. As a result of the allocation of the purchase price of acquisitions to assets acquired and liabilities assumed, the liability for environmental contingencies was increased by $3 million during the nine months ended September 30, 2012.
Management expects cash outlays for environmental remediation costs to be approximately $40 million in the fourth quarter of 2012, approximately $100 million annually through 2014 and to range from $10 million to $30 million annually in 2015 and 2016. It is possible that technological, regulatory and enforcement developments, the results of environmental studies and other factors could alter the Company’s expectations with respect to future charges against income and future cash outlays. Specifically, the level of expected future remediation costs and cash outlays is highly dependent upon activity related to New Jersey Chrome, as discussed below.
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
In May 2005, the NJDEP filed a complaint against PPG and two other former chromium producers seeking to hold the parties responsible for a further 53 sites where the source of chromium contamination is not known and to recover costs incurred by the agency in connection with its response activities at certain of those sites. During the third quarter of 2008, the parties reached an agreement in principle on all claims relating to these 53 sites (the “Orphan Sites Settlement”). Under the terms of this Orphan Sites Settlement, PPG accepted responsibility for remediation of 6 of the 53 sites, one half of the cost for remediating ten sites where chrome ore processing residue was used as fill in connection with the installation or repair of sewer lines owned by Jersey City, reimburse the NJDEP for a portion of past costs in the amount of $5 million and be responsible for the NJDEP’s oversight costs associated with the sites for which PPG is wholly or partially responsible. This settlement was finalized and issued for public comment in June 2011. After the close of the public comment period, NJDEP determined that no changes to the settlement were necessary and a motion was filed with the court to enter the settlement as a final order. In September 2011, the court entered the Orphan Sites Settlement as a final order. PPG paid its share of past costs in October 2011. This Orphan Sites Settlement did not affect PPG’s responsibilities for the 14 remaining unremediated sites covered by PPG’s ACO. The investigation and remediation of the soils and sources of contamination of the ten sewer sites will occur over an extended period of time to allow for investigation and determination of impacts associated with these sites, and coordination of remediation with the maintenance and repair of the sewers by Jersey City.
A settlement agreement among PPG, NJDEP and Jersey City (which had asserted claims against PPG for lost tax revenue) has been reached and memorialized in the form of a Judicial Consent Order (the “JCO”) that was entered by the court on June 26, 2009. PPG’s remedial obligations under the ACO with NJDEP have been incorporated into the JCO. Pursuant to the JCO, a new process has been established for the review of the technical reports PPG must submit for the investigation and remedy selection for the 14 ACO sites and the six sites for which PPG has accepted sole responsibility under the terms of the Orphan Sites Settlement (“20 PPG sites”). The JCO also provided for the appointment of a court-approved Site Administrator who is responsible for establishing a master schedule for the remediation of the 20 PPG sites. The JCO established a goal, based on currently applicable remedial provisions, to remediate soils and sources of contamination at the 20 PPG sites as expeditiously as possible for completion at the end of 2014 in accordance with the master schedule developed by the Site Administrator. On July 6, 2009, former United States Environmental Protection Agency Deputy Administrator, Michael McCabe, was appointed as Site Administrator under the JCO. The JCO also resolved the claims for reparations for lost tax revenues by Jersey City with the payment of $1.5 million over a five year time period. The JCO did not otherwise affect PPG’s responsibility for the remediation of the 14 ACO sites. PPG’s estimated costs under the JCO, including amounts related to site administration, are included in the September 30, 2012 reserve for New Jersey Chrome environmental remediation matters.
In the first quarter of 2012, an additional site was identified for which PPG has assumed responsibility for hexavalent chromium contamination. PPG learned that chromate waste from its former plant site was transported and used as construction fill at this location. PPG is working cooperatively with the property owner to support his cleanup of the site. A preliminary estimate of the cost to investigate and remediate hexavalent chromium contamination has been included in the accrued liability balance at September 30, 2012.
Since October 2006, activities contained in the feasibility study work plan have been undertaken and remedial alternatives were assessed which included, but were not limited to, soil excavation and offsite disposal in a licensed disposal facility, in situ chemical stabilization of soil and groundwater, and in situ solidification of soils. The feasibility study work plan for the former chromium manufacturing site previously submitted in 2006 was incorporated into a remedial action work plan. PPG submitted a preliminary draft soil remedial action work plan for the former chromium manufacturing and adjacent sites to NJDEP in June 2011. PPG received commentary from the NJDEP in connection with their review. The work plans for interim remedial measures at the chromium manufacturing site, which consisted of the removal and off-site disposal of approximately 70,000 tons of chromium impacted soil and concrete foundations, was approved by NJDEP and the associated work was completed in the third quarter 2011. The submission of the final draft soil remedial action work plan for the former chromium manufacturing and adjacent sites which was initially required to be submitted to NJDEP in May 2012, has been delayed while PPG is working with NJDEP and the City of Jersey City to address issues related to PPG’s proposed approach to obtaining use limitations for the properties that will be remediated. In the meantime, NJDEP has completed a pre-submission review of the final draft soil remedial action work plan and has expressed their support of the proposed remediation activities that PPG continues to perform while the issues related to use limitations for these properties are being addressed. PPG has submitted a final draft remedial action work plan for one other remaining site under the ACO which has been conditionally approved by the NJDEP. Remedial activities are expected to begin at this site in 2012. In addition, during 2012 PPG completed remedial activities at 3 sites PPG has accepted sole responsibility under the terms of the Orphan Sites Settlement and have received "No Further Action" determination from the NJDEP. Investigation activities for all remaining sites covered by the ACO are also expected to be completed in 2012 and PPG believes the results of the work performed in connection with the preparation of the plan that was originally expected to be submitted in May 2012 as described above provides the Company with relevant information concerning remediation alternatives and estimated costs at these sites as well.
As work has continued at all of the New Jersey Chrome sites and the final draft soil remedial action work plan for the former chromium manufacturing and adjacent sites was being developed, the estimated remediation costs were refined for all New Jersey Chrome sites and the updated information was used to compile a new estimate of the remediation costs, which resulted in a charge of $145 million in the first quarter of 2012. The liability for remediation of the New Jersey Chrome sites totals $239 million at September 30, 2012. The major cost components of this liability continue to be related to transportation and disposal of impacted soil as well as construction services. These components account for approximately 55 percent and 30 percent of the accrued amount, respectively, as of September 30, 2012. The accrued liability also includes estimated costs for water treatment, engineering and project management. The final draft soil remedial action work plan is based upon plans for PPG to obtain use limitations for the properties that will be remediated by various means including the purchase of certain sites. Based on our recently completed and on going investigations, at least 1 million tons of soil may be potentially impacted for all New Jersey Chrome sites. The most significant assumptions underlying the current cost estimate are those related to the extent and concentration of chromium impacts in the soil, as these determine the quantity of soil that must be treated in place, the quantity that will have to be excavated and transported for offsite disposal, and the nature of disposal required. The charges taken for the estimated cost to remediate the New Jersey Chrome sites are exclusive of any third party indemnification, as the recovery of any such amounts is uncertain. Information will continue to be generated from the ongoing remedial investigation activities related to New Jersey Chrome and will be incorporated into a final draft remedial action work plan for groundwater expected to be submitted to NJDEP in the second quarter of 2013.
As described above, there are multiple future events yet to occur, including further remedy selection and design, remedy implementation and execution, the obtaining of required approvals from applicable governmental agencies or community organizations and the final draft remedial action work plan for groundwater to be submitted to NJDEP in 2013. Considerable uncertainty exists regarding the timing of these future events for the New Jersey Chrome sites. Final resolution of these events is expected to occur over the next two to three years. As these events occur and to the extent that the cost estimates of the environmental remediation remedies change, the existing reserve for this environmental remediation will be adjusted.
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
In June 2011, the agency proposed entering into a new Cooperative Agreement with the four companies to implement the remedy for Bayou d’Inde based on the final decision document, and transmitted a draft document for the companies’ consideration. At the same time, the companies initiated discussions among themselves on allocation of costs associated with remedy implementation. In October 2011, one of the three other potentially responsible parties that had participated in funding the feasibility study withdrew from further discussions with LDEQ regarding implementation of the remedy. The withdrawal of this party did not have an effect on the cost to PPG to complete this remedy implementation. On August 6, 2012, PPG and the two remaining parties submitted a revised Cooperative Agreement to LDEQ and are awaiting LDEQ's response. The estimated costs associated with PPG's responsibility with respect to this Cooperative Agreement are consistent with the amounts currently reserved by PPG for this project.
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
The status of the remediation activity at New Jersey Chrome and at the Calcasieu River Estuary and the factors that could result in the need for additional environmental remediation reserves at those sites are described above. Initial remedial actions are occurring at the three operating plant sites in the chemicals businesses. These three operating plant sites are in Barberton, Ohio, Lake Charles, Louisiana and Natrium, West Virginia. At Barberton, PPG has completed a Facility Investigation and Corrective Measure Study (“CMS”) under USEPA’s Resource Conservation and Recycling Act (“RCRA”) Corrective Action Program. PPG has been implementing the remediation alternatives recommended in the CMS using a performance-based approach with USEPA Region V oversight. However, USEPA Region V transferred its oversight authority to the Ohio Environmental Protection Agency (“OEPA”) in 2010. The Barberton Corrective Action Permit was issued by OEPA on September 24, 2010. As part of this permit, PPG is responsible for filing engineering remedies for various issues at this site. Several of these remedies have not yet been filed with the OEPA. Similarly, the Company has completed a Facility Investigation and CMS for the Lake Charles facility under the oversight of the LDEQ. The LDEQ has accepted the proposed remedial alternatives. PPG received notice of LDEQ issuance of the final Hazardous Waste Post-Closure/HSWA Permit on June 28, 2010. The Permit was issued in final form on September 23, 2010. Planning for or implementation of these proposed alternatives is in progress. At Natrium, a facility investigation has been completed and initial interim remedial measures have been implemented to mitigate soil impacts. There is additional investigation of groundwater contamination ongoing, including Ohio River sediment and sediment pore-water sampling. If it is found that contamination from the plant site is contaminating the river, this may indicate the need for further onsite remedial actions to address specific areas of the facility. Installation of a groundwater treatment system has been completed. PPG has been addressing impacts from a legacy plate glass manufacturing site in Kokomo, Indiana under the Voluntary Remediation Program of the Indiana Department of Environmental Management. PPG is currently performing additional investigation activities.
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
Subsequent to the Phase 1 verdict, Vulcan and Oxy settled. In 2008, trial commenced on 18 Phase 2 Sites. Prior to submission of the case to the jury, the Court granted motions that limited PPG’s potential liability to one of the 18 sites. The damages sought at this one site totaled $27 million. A jury verdict in the amount of $18 million was returned against PPG and The Dow Chemical Company on May 18, 2009. The verdict was not apportioned. The jury was not able to reach a verdict on the statute of limitations issue on the site in question. However, on August 24, 2009, the trial court issued an opinion finding that the City’s claims were barred by the statute of limitations. The effect of the ruling was to nullify the jury’s Phase 2 damage award. In October 2009, the trial court held a non-jury trial of the Redevelopment Authority’s damage claims under the “Polanco Act”. On November 11, 2011, the court entered a final judgment consistent with all of the above results finding that prior settlements offset the $3.1 million verdict against PPG and others. Requests for costs and fees based on whether the City or defendants were “prevailing parties” have been resolved in PPG’s favor. On September 24, 2012, the Court ordered the City to pay PPG $0.3 million. Appeals are expected.
The Company accrues for product warranties at the time the products are sold based on historical claims experience. As of September 30, 2012 and December 31, 2011, the reserve for product warranties was $11 million. Pretax charges against income for product warranties and the related cash outlays were not material for the nine months ended September 30, 2012 and 2011.
The Company had outstanding letters of credit and surety bonds of $121 million and guarantees of $87 million as of September 30, 2012. The Company does not believe any loss related to such guarantees is likely.

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

Reportable segment net sales and segment income for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
	(Millions)
Net sales:
Performance Coatings	$1,210	$1,208	$3,601	$3,490
Industrial Coatings	1,090	1,039	3,265	3,139
Architectural Coatings - EMEA	564	573	1,682	1,655
Optical and Specialty Materials	282	311	930	945
Commodity Chemicals	437	445	1,283	1,334
Glass	262	273	791	805
Total (a)	$3,845	$3,849	$11,552	$11,368
Segment income:
Performance Coatings	$203	$190	$567	$533
Industrial Coatings	153	101	446	332
Architectural Coatings - EMEA	56	53	136	115
Optical and Specialty Materials	76	93	280	273
Commodity Chemicals	94	104	300	307
Glass	24	23	55	78
Total	606	564	1,784	1,638
Legacy items (b)	(14)	(15)	(204)	(52)
Business restructuring (c)	—	—	(208)	—
Acquisition-related (costs) gain, net (d)	—	—	(6)	9
Costs related to the separation and merger transaction (e)	(9)	—	(13)	—
Interest expense, net of interest income	(44)	(40)	(126)	(127)
Other unallocated corporate expense – net	(53)	(47)	(163)	(155)
Income before income taxes	$486	$462	$1,064	$1,313

(a)	Intersegment net sales for the three and nine months ended September 30, 2012 and 2011 were not material.

(b)
Legacy items include current costs related to former operations of the Company, including pension and other postretirement benefit costs, certain charges for legal matters and environmental remediation costs, and certain charges which are considered to be unusual or non-recurring including the earnings impact of the proposed asbestos settlement. Legacy items also include equity earnings from PPG’s approximate 40 percent investment in the former automotive glass and services business. The expense for the nine months ended September 30, 2012 includes a nonrecurring environmental remediation pretax charge of $159 million. The charge relates to continued environmental remediation activities at legacy chemicals sites, primarily at PPG’s former Jersey City, N.J. chromium manufacturing plant and associated sites.

(c)
The charge for business restructuring costs in the nine months ended September 30, 2012, includes charges of $65 million related to the Performance Coatings segment, $46 million related to the Industrial Coatings segment, $63 million related to the Architectural Coatings - EMEA segment, $32 million related to the Optical and Specialty Materials segment $1 million related to the Commodity Chemicals segment and $1 million related to Corporate. These costs are considered to be unusual and non-recurring and do not reduce the segment earnings used to evaluate the performance of the operating segments.

(d)
For the nine months ended September 30, 2012, the expense represents the flow-through cost of sales of the step up to fair value of inventory acquired from Dyrup and Colpisa. These costs are considered to be unusual and non-recurring and do not reduce the segment earnings used to evaluate the performance of the operating segments. For the three and nine months ended September 30, 2011, represents a net benefit stemming primarily from a bargain purchase gain reflecting the excess of the fair value of the net assets acquired over the price paid for the business, net of the flow-through cost of sales of the step up to fair value of acquired inventory.

(e)	Represents costs incurred in connection with the announced separation and merger of the commodity chemicals business.

20.	Separation and Merger Transaction
On July 19, 2012, the Company announced that it had entered into definitive agreements under which PPG will separate its commodity chemicals business and merge it with Georgia Gulf Corporation (“Georgia Gulf”) or one of its subsidiaries. The terms of the transaction call for PPG to form a new company by separating its commodity chemicals business through a spin off or split off, and then immediately merging the business with Georgia Gulf or a Georgia Gulf subsidiary. These steps are collectively referred to as a Reverse Morris Trust transaction. Subject to receiving the necessary rulings from the Internal Revenue Service and the Canada Revenue Agency, PPG expects that this transaction will be generally tax free to PPG and its shareholders. Upon completion of the transaction, which has been approved by the boards of both companies, PPG shareholders will own approximately 50.5 percent of the shares of the newly merged company, with existing Georgia Gulf shareholders owning approximately 49.5 percent of the shares. The transaction value of approximately $2.4 billion consists of $900 million of cash to be paid to PPG, approximately $180 million of assumed debt and minority interests and shares of the newly merged company to be received by PPG shareholders that are valued at approximately $1.3 billion based on Georgia Gulf’s closing stock price on September 28, 2012. In the transaction, PPG will also transfer certain related environmental liabilities, pension assets and liabilities and other post-employment benefits (OPEB) obligations to the newly merged company. The transaction is subject to approval by Georgia Gulf shareholders and customary closing conditions, relevant tax authority rulings and regulatory approvals. To date, Georgia Gulf and PPG have each filed the requisite notification and report forms with the Federal Trade Commission and the Antitrust Division of the Department of Justice on August 15, 2012. The waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, expired on September 14, 2012 and PPG has received clearance under the Canadian Competition Act. PPG has filed a private letter ruling requests with the Internal Revenue Service and the Canada Revenue Agency and is awaiting rulings on its requests. PPG and Georgia Gulf also have filed the required registration statements with the Securities and Exchange Commission and are currently in the process of responding to SEC comments on these filings. PPG remains on schedule to complete the separation of the commodity chemicals business and the merger of that business with Georgia Gulf, with closing expected to occur by early next year. During the three and nine months ended September 30, 2012, the Company incurred $9 million and $13 million of pretax expense, primarily for fees for professional services related to the separation and merger transaction.
In the quarter the transaction closes, the historical results of the commodity chemicals business will be reclassified and reported as discontinued operations in PPG’s financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Separation and Merger of PPG’s Commodity Chemical Business
On July 19, 2012, the Company announced that it had entered into definitive agreements under which PPG will separate its commodity chemicals business and merge it with Georgia Gulf Corporation (“Georgia Gulf”) or one of its subsidiaries. The terms of the transaction call for PPG to form a new company by separating its commodity chemicals business through a spin off or split off, and then immediately merging the business with Georgia Gulf or a Georgia Gulf subsidiary. These steps are collectively referred to as a Reverse Morris Trust transaction. Subject to receiving the necessary rulings from the Internal Revenue Service and the Canada Revenue Agency, PPG expects that this transaction will be generally tax free to PPG and its shareholders. Upon completion of the transaction, which has been approved by the boards of both companies, PPG shareholders will own approximately 50.5 percent of the shares of the newly merged company, with existing Georgia Gulf shareholders owning approximately 49.5 percent of the shares. The transaction value of approximately $2.4 billion consists of $900 million of cash to be paid to PPG, approximately $180 million of assumed debt and minority interests and shares of the newly merged company to be received by PPG shareholders that are valued at approximately $1.3 billion based on Georgia Gulf’s closing stock price on September 28, 2012. In the transaction, PPG will also transfer certain related environmental liabilities, pension assets and liabilities and other post-employment benefits (OPEB) obligations to the newly merged company. The transaction is subject to approval by Georgia Gulf shareholders and customary closing conditions, relevant tax authority rulings and regulatory approvals. To date, Georgia Gulf and PPG have each filed the requisite notification and report forms with the Federal Trade Commission and the Antitrust Division of the Department of Justice on August 15, 2012. The waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, expired on September 14, 2012 and PPG has received clearance under the Canadian Competition Act. PPG has filed a private letter ruling requests with the Internal Revenue Service and the Canada Revenue Agency and is awaiting rulings on its requests. PPG and Georgia Gulf also have filed the required registration statements with the Securities and Exchange Commission and are currently in the process of responding to SEC comments on these filings. PPG remains on schedule to complete the separation of the commodity chemicals business and the merger of that business with Georgia Gulf, with closing expected to occur by early next year. During the three and nine months ended September 30, 2012, the Company incurred $9 million and $13 million of pre-tax expense, primarily for fees for professional services related to the separation and merger transaction.
Following completion of the transaction, which is expected to occur by early 2013, the combined company is expected to have annual revenues of approximately $5 billion and be the third largest chlor-alkali producer and second-largest vinyl chloride monomer producer in North America. In the quarter the transaction closes, the historical results of the commodity chemicals business will be reported as discontinued operations in PPG’s financial statements.
This transaction is another major step in the Company’s strategic transformation into a more focused coatings and specialty products company. This is a unique opportunity to create significant value for PPG shareholders and to share in synergies that would not be available to PPG’s commodity chemicals business on its own.
This further strengthens PPG’s already strong cash position and will provide the opportunity to increase cash deployed for earnings-accretive activities such as acquisitions, organic growth initiatives, debt repayment and share repurchases. The Company intends to maintain its dividend, and its long heritage of increasing its annual dividend payout.
Performance in Third Quarter of 2012 Compared to Third Quarter of 2011
Performance Overview
Sales in the third quarter of 2012 of $3,845 million were level with the sales of $3,849 million for the third quarter of 2011. Negative currency translation decreased sales 4 percent. Higher selling prices increased sales about 1 percent and the impact of acquisitions increased sales about 2 percent. Overall sales volumes were up slightly. North American sales volume growth was strongest, highlighted by automotive OEM coatings, refinish coatings and chlor-alkali volume growth. Volumes in Asia and Latin America were flat in aggregate but mixed by end-use market, including growth in our automotive OEM and packaging coatings businesses that was offset by lower volume in the protective and marine coatings business due to lower marine new builds. European volume declined from the prior-year quarter, but the trend improved notably in comparison with second quarter year-over-year results due to less customer inventory destocking. Sales declined in the Company's Optical and Specialty Materials segment in all regions due to customer inventory management actions stemming from slower consumer growth rates in the optical channel and in anticipation of an upcoming next generation product launch. Higher coatings pricing was achieved in all three reportable segments, driven by continuing efforts to offset higher cost inflation experienced over the past 21 months. These price gains were partly offset by lower pricing in the Commodity Chemicals and Glass segments. The unfavorable currency impact was primarily driven by the U.S. dollar strengthening against the euro and certain Latin American and Asian currencies compared to the third quarter of 2011.

Cost of sales, exclusive of depreciation and amortization, decreased by $65 million for the third quarter of 2012 to $2,288 million compared to $2,353 million for the third quarter of 2011. The decrease was due principally to the impact of currency and lower manufacturing costs, offset partially by the cost of sales of acquired businesses and unfavorable sales margin mix primarily in the Commodity Chemicals segment. The pricing for the Company’s input costs varied, with year-over-year cost inflation, coatings raw material inflation rate moderating in comparison with previous quarters and lower year-over-year natural gas pricing aiding the Commodity Chemicals segment. Cost of sales as a percentage of sales for the third quarter of 2012 declined approximately 2 percent from the third quarter of 2011.
Selling, general and administrative expenses increased by $10 million in the third quarter of 2012 compared to the third quarter of 2011. These costs increased as a result of acquisitions and the impact of inflation and higher stock-based compensation expense due principally to a higher PPG stock price in 2012. These increases were largely offset by savings as a result of our restructuring actions and the impact of foreign currency translation. These expenses increased slightly as a percent of sales to 21.2 percent in the third quarter of 2012 from 20.9 percent in the third quarter of 2011.
Other charges increased to $24 million in the third quarter of 2012 from $14 million in the third quarter of 2011 due to unfavorable foreign currency transaction losses and a casualty loss of $4 million stemming from a warehouse fire in the Commodity Chemicals business.
Other earnings decreased to $45 million in the third quarter of 2012 as compared to $53 million for the third quarter of 2011. The decrease reflects $8 million of lower equity earnings, primarily from our Asian fiber glass joint ventures, due to declines in the consumer electronics markets, and lower royalty income.
The effective tax rate on pretax earnings for the quarter ended September 30, 2012 was 25 percent compared to 26 percent in the third quarter of 2011.
Diluted earnings-per-share for the three months ended September 30, 2012 were $2.18. Excluding the $9 million of after-tax costs related to the separation and merger transaction, adjusted diluted earnings-per-share for the three months ended September 30, 2012 were $2.24. This compares to the three months ended September 30, 2011 diluted earnings-per-share of $1.96. The increase in diluted earnings-per-share resulted from higher earnings, the decreased tax rate as discussed above and a reduction in the number of shares outstanding as a result of share repurchases in the second half of 2011 and first quarter of 2012.
In the fourth quarter of 2012, we are heading into a seasonally slower period in most end-use markets and expect little change in the inconsistent performance of economies outside North America. Management also anticipates measured economic growth in North America and expects to benefit further from some of the highest growth sectors this year, such as automotive OEM and aerospace. Management will continue to focus on costs and expects results to benefit further from the continued implementation of its restructuring actions.
Regulation G Reconciliation – Results from Operations
PPG Industries believes investors’ understanding of the Company’s operating performance is enhanced by the disclosure of net income and earnings per diluted share adjusted for nonrecurring charges. PPG’s management considers this information useful in providing insight into the company’s ongoing operating performance because it excludes the impact of items that cannot reasonably be expected to recur on an ongoing basis. Net income and earnings per diluted share adjusted for these items are not recognized financial measures determined in accordance with U.S. generally accepted accounting principles (GAAP) and should not be considered a substitute for net income or earnings per diluted share or other financial measures as computed in accordance with U.S. GAAP. In addition, adjusted net income and adjusted earnings per diluted share may not be comparable to similarly titled measures as reported by other companies.
Net income (attributable to PPG) and earnings per share – assuming dilution (attributable to PPG) are reconciled to adjusted net income (attributable to PPG) and adjusted earnings per share – assuming dilution below:

(Millions, except per share amounts)
Three Months ended September 30, 2012	Net Income
	$	EPS
Net income (attributable to PPG)	$339	$2.18
Net income (attributable to PPG) includes:
Costs related to the separation and merger transaction	9	0.06
Adjusted net income	$348	$2.24

Performance of Reportable Business Segments
Performance Coatings sales increased $2 million, to $1,210 million for the third quarter of 2012 compared to $1,208 million for the third quarter of 2011. The sales increase was comprised of 4 percent higher pricing and 1 percent higher sales from acquired businesses, offset by a 3 percent decline due to the impact of foreign currency translation. Sales volumes declined 2 percent, including the negative impact of one fewer shipping day versus the prior year third quarter. Sales volumes remained varied by region and business. Higher pricing was achieved by all the businesses in the segment reflecting continuing efforts to offset prolonged inflationary trends. Refinish volume grew in the U.S. and Asia Pacific and declined in Europe, but experienced less customer inventory destocking in Europe versus the prior quarter. Aerospace delivered record sales as organic growth continued despite continually more difficult prior-periods comparable results. Daily U.S. architectural coatings sales improved low-to-mid single-digit percentages led by company owned stores which were up mid-to-high single-digit percentages and positive results in the other channels. Protective and marine coatings sales declined, with shortfalls in Asian marine new-builds outpacing global growth in protective coatings. Segment income was $203 million for the third quarter of 2012, an increase of $13 million compared to the third quarter of 2011. In addition to the favorable sales price impact, earnings were also favorably impacted by reduced manufacturing and overhead costs aided by aggressive cost management and restructuring related benefits. Cost inflation continued in the quarter but at a reduced rate. Earnings were lowered by the decline in sales volume and unfavorable currency impacts.
Looking ahead, the fourth quarter is typically seasonally weaker for the segment, with the U.S. architectural business experiencing the most significant seasonal decline. Overall market conditions in the other businesses are expected to remain fairly consistent, and currency translation is expected to be less of a negative factor based on current exchange rates.
Industrial Coatings sales increased 5 percent, or $51 million, to $1,090 million for the third quarter of 2012 compared to $1,039 million for the third quarter of 2011. The sales increase was comprised of 4 percent volume growth, 3 percent from higher pricing and 3 percent from acquisitions, partly offset by a 5 percent decline from unfavorable currency translation impacts. Currency translation decreased sales largely due to a weaker euro with Asian currencies also weaker. Sales grew in all regions except Europe, where all three businesses in this segment experienced sales declines due to the currency translation and lower volumes. Automotive OEM coatings delivered excellent global volume growth and outpaced the global industry growth rate. The United States, Asia Pacific and Latin American regions all posted growth, easily offsetting a decline in Europe. While European volumes were lower, the decline was less significant than the second quarter. In aggregate, industrial and packaging coatings sales improved, but results varied by region. U.S. sales were up modestly, but demand varied by end-use market. European volumes remained weak in both businesses, but improved versus the second quarter performance. In emerging regions, very strong packaging growth offset generally weaker industrial activity, including lower consumer electronics demand in Asia and lower sales for construction related industrial end-uses in Asia. Emerging region sales were supplemented by sales from acquired businesses. Segment income was $153 million for the third quarter of 2012 compared to $101 million for the same quarter in 2011. This increase of $52 million reflected improved earnings in each business. The improved sales, including markedly higher auto OEM coatings volumes, were coupled with continued, aggressive execution within the businesses, including lower manufacturing costs aided by both cost management and restructuring benefits to deliver the increased segment earnings.
Looking ahead to the fourth quarter, seasonal demand is traditionally lower. Automotive OEM growth rates are expected to remain mixed by region, but still grow in the aggregate. The fourth quarter of 2011 included some industry recovery from the negative automotive OEM production impact related to the Japan earthquake and tsunami in late second quarter 2011. On the cost side, implementation continues on previously announced restructuring actions will continue with benefits expected to grow in the fourth quarter. Lastly, currency translation is expected to remain negative, but less so than the past two quarters.
Architectural Coatings – EMEA sales decreased 2 percent, or $9 million, to $564 million for the third quarter of 2012 compared to $573 million for the third quarter of 2011. Currency translation reduced year-over-year sales by about 11 percent, and volumes were down 3 percent due to market weakness in most sub-regions within Europe. Higher pricing in the segment was in response to cost inflation, which continued but at a more modest pace than previous quarters. The acquisition of Dyrup was completed in early January, adding about 8 percent to segment sales. Despite the year over year volume decrease, the volume decline improved sequentially versus second quarter year-over-year results. Segment income was $56 million for the third quarter of 2012 compared to $53 million for the same quarter in 2011, an increase of $3 million. The earnings impact from the negative sales volumes and inflation was countered by pricing, restructuring related savings and other overhead cost savings, along with an improved sales margin mix.
Looking ahead, the fourth quarter has historically experienced a seasonal sales decline of 20-to-25 percent and an associated earnings decline for the segment. The acquired Dyrup business has had a more pronounced seasonal decline in both sales and earnings in the fourth quarter due to its product mix. Implementation of previously announced restructuring actions are continuing, with expanded benefits expected in the fourth quarter and in 2013. Currency translation is expected to remain unfavorable given the large euro currency base and current exchange rates, but less so in comparison with the third quarter impact.

Optical and Specialty Materials sales decreased 9 percent, or $29 million, to $282 million for the third quarter of 2012 compared to $311 million for the third quarter of 2011. The sales decrease was comprised of a 6 percent decline in volumes and a 4 percent decline from unfavorable currency translation impacts, slightly offset by higher pricing of 1 percent. Optical products volume declined due to slower optical consumer end-market growth resulting in Transitions® customer inventory destocking. Additionally, customers began to implement further inventory management actions to minimize product obsolescence ahead of the planned release of a new Transitions® product. The new product will deliver improved customer-desired functionality compared with the current product and is slated for initial commercial launch in Europe in early 2013. Silica volumes were down a modest 1 percent. Segment income was $76 million for the third quarter of 2012 compared to $93 million for the same quarter in 2011. The $17 million decrease in segment income was due to lower sales volumes and negative impact of foreign currency, partially offset by lower selling expenses and pricing.
Looking ahead, the fourth quarter sales are typically seasonally slower sequentially in this segment and customer inventory management in optical products is expected to continue and be only partially offset by the new product pipeline fill. In addition, the prior year sales and earnings were negatively impacted by the extensive Thailand flooding last year.
Commodity Chemicals sales declined 2 percent, or $8 million, to $437 million for the third quarter 2012 compared to $445 million for the third quarter of 2011. Sales decreased due to lower ECU selling prices, reflecting chlorine price declines realized earlier in the year which outpaced higher year-over-year caustic prices in each quarter of 2012, and more than offset higher volume of chlorine derivative products. Segment income was $94 million for the third quarter of 2012 versus $104 million in the third quarter 2011 and included negative results from a higher mix of lower margin chlorine derivative product sales and a $4 million negative impact stemming from a warehouse fire and related casualty loss. The earnings impact of lower natural gas and ethylene prices and lower manufacturing costs were offset by the impact of lower prices.
Looking ahead, chlorine demand traditionally declines seasonally and results in lower industry operating rates for chlorine and caustic in the fourth quarter. PPG's caustic inventory remains at extremely low levels. PPG's previously announced caustic price increase is being implemented. Lower year-over-year natural gas costs are expected to continue, but fourth quarter unit costs are expected to be higher than the third quarter.
Glass sales decreased $11 million, to $262 million for the third quarter of 2012 compared to $273 million for the third quarter of 2011. The sales decrease was comprised of 3 percent from lower pricing and 2 percent from the negative impact of currency translation. Volumes were up slightly, with flat glass volume increases reflecting modestly higher nonresidential construction demand, offset by weaker global fiber glass volumes driven by contracting demand in Europe. Fiber glass pricing remained weaker year-over-year stemming from the industry demand weakness. Foreign currency translation was slightly negative to sales and earnings. Segment income was $24 million for the third quarter of 2012 compared to segment income of $23 million for the same quarter in 2011. The earnings increase was due to improved manufacturing costs in both businesses offset by the earnings impact of the sales decline and lower fiber glass equity earnings related to weaker Asian consumer electronics activity.
Looking ahead, seasonal declines are anticipated and likely coupled with some modest customer inventory management, including the potential impact from the pending expiration of the U.S. tax credit supporting wind energy. The lower demand level will detract from capacity utilization rates. Equity earnings are expected to remain at reduced levels, with no evidence of improvements in the Asian electronics end-use market.
Performance in the First Nine Months of 2012 Compared to the First Nine Months of 2011
Performance Overview
Sales increased 2 percent in the first nine months of 2012 to $11.6 billion compared to $11.4 billion for the first nine months of 2011. Higher selling prices increased sales 2 percent and higher volumes increased sales 1 percent. Acquisitions contributed 2 percent to sales. These increases were partially offset by 3 percent negative impact from foreign currency translation. The volume results deviated significantly by region, with volume growth in the United States of nearly 5 percent and continuing, modest growth in emerging regions. European volumes declined 5 percent versus the prior year nine-month period with every coatings business except aerospace experiencing sluggish end-use market conditions in Europe. Improved selling prices were achieved in each of the three coatings segments and Optical and Specialty Materials. In our coatings segments, higher selling prices reflect persistent raw material and other cost inflation. The unfavorable currency impact was primarily driven by the U.S. dollar strengthening against the Euro and Latin American and Asian currencies compared to the first nine months of 2011.
Cost of sales, exclusive of depreciation and amortization, decreased by $28 million for the first nine months of 2012 to $6,869 million compared to $6,897 million for the first nine months of 2011. The decrease was due to the impact of currency translation and lower manufacturing costs. These decreases were largely offset by the cost of sales of acquired businesses, the cost of sales associated with the sales volume growth and the negative impact of inflation. Cost of sales as a percentage of sales for the first nine months of 2012 was 59.5 percent, approximately 1 percent lower than for the first nine months of 2011. The pricing for the

Company’s input costs varied, with coatings input costs continuing to inflate and with lower natural gas and ethylene pricing aiding our Commodity Chemicals segment.
Selling, general and administrative expenses increased by $56 million in the first nine months of 2012 compared to the first nine months of 2011. The increase was due to overhead inflation, increases from acquisitions and higher costs to support the sales volume growth offset largely by the reduction in costs due to the impact of currency translation and the benefit of our restructuring actions. These expenses remained relatively flat as a percent of sales at 21.5 percent in the first nine months of 2012 and 21.4 percent in the first nine months of 2011.
The business restructuring charge of $208 million in the first nine months of 2012 represents the costs associated with a restructuring plan focused on further reducing PPG’s global cost structure. The actions included in the restructuring plan remain on schedule to deliver pretax cost savings in the second half of 2012 of approximately $40 to $50 million, growing to an annual run rate of about $140 million following completion of the actions in 2013.
Other charges increased to $214 million in the first nine months of 2012 as compared to $60 million in the first nine months of 2011, due largely to the $159 million environmental remediation charge recorded in the first quarter of 2012 related primarily to costs at a former chromium manufacturing plant and associated sites in Jersey City, New Jersey.
Other earnings decreased to $111 million in the first nine months of 2012 as compared to $143 million for the first nine months of 2011. This decrease was primarily due to $24 million of lower equity earnings, primarily from our Asian fiber glass joint ventures, reflecting demand decline in the consumer electronics market.
The effective tax rate on pretax earnings for the nine months ended September 30, 2012 was 24 percent compared to 26 percent for the first nine months of 2011. The effective tax rate for the nine months ended September 30, 2012 includes tax benefits of $60 million or 37.7 percent on the $159 million charge for environmental remediation costs, $45 million or 21.4 percent on the $208 million business restructuring charge, $2 million or 28.6 percent on the acquisition-related expenses of $6 million, $1 million or 7.5 percent on costs related to the separation and merger of $13 million. The effective rate for the first nine months of 2011 included the impact of the non-taxable bargain purchase gain resulting from the Equa-Chlor acquisition. The effective tax rate on the remaining pre-tax earnings was 25 percent for the first nine months of 2012 compared to 26 percent for the first nine months of 2011.
Diluted earnings-per-share for the first nine months of 2012 were $4.61. Excluding the charges related to business restructuring, environmental remediation and business acquisitions and the costs related to the separation and merger transaction, adjusted diluted earnings-per share for the nine months ended September 30, 2012 were $6.42. This compares to the first nine months of 2011 diluted earnings-per-share of $5.48. The increase in diluted earnings-per-share resulted primarily from higher adjusted income before income taxes, as well as the decreased tax rate as discussed above and a reduction in the shares outstanding as a result of share repurchases in the second half of 2011 and first quarter of 2012.
Regulation G Reconciliation – Results from Operations
PPG Industries believes investors’ understanding of the Company’s operating performance is enhanced by the disclosure of income before income taxes, net income and earnings per diluted share adjusted for nonrecurring charges. PPG’s management considers this information useful in providing insight into the company’s ongoing operating performance because it excludes the impact of items that cannot reasonably be expected to recur on an ongoing basis. Income before income taxes, net income and earnings per diluted share adjusted for these items are not recognized financial measures determined in accordance with U.S. generally accepted accounting principles (GAAP) and should not be considered a substitute for income before income taxes. net income or earnings per diluted share or other financial measures as computed in accordance with U.S. GAAP. In addition, adjusted income before income taxes, adjusted net income and adjusted earnings per diluted share may not be comparable to similarly titled measures as reported by other companies.

Net income (attributable to PPG) and earnings per share – assuming dilution (attributable to PPG) are reconciled to adjusted net income (attributable to PPG) and adjusted earnings per share – assuming dilution below:

(Millions, except per share amounts)
Nine Months ended September 30, 2012	Net Income
	$	EPS
Net income (attributable to PPG)	$714	$4.61
Net income (attributable to PPG) includes:
Charges related to business restructuring	163	1.06
Charges related to environmental remediation	99	0.64
Charges related to business acquisitions	4	0.03
Costs related to the separation and merger transaction	12	0.08
Adjusted net income	$992	$6.42
Income before income taxes is reconciled to adjusted income before income taxes below:

(Millions, except per share amounts)
Nine Months ended September 30, 2012	Income Before Income Taxes
$
Income before income taxes	$1,064
Income before income taxes includes:
Pretax charges related to business restructuring	208
Pretax charges related to environmental remediation	159
Pretax charges related to business acquisitions	6
Pretax costs related to the separation and merger transaction	13
Adjusted income before income taxes	$1,450
Performance of Reportable Business Segments
For Performance Coatings, sales for the first nine months of 2012 were $3.6 billion, $111 million, or 3 percent, higher than the prior year’s period. The sales increase was comprised of 4 percent due to price while volumes were up slightly, partially offset by a 2 percent decline due to the impact of foreign currency translation. Sales from acquired businesses contributed 1 percent to growth. Higher pricing was achieved by all the businesses in the segment reflecting continuing efforts to offset significant inflationary impacts over the past 21 months. Year-over-year segment sales volumes were up slightly in the first nine months of 2012 led by the aerospace and architectural coatings businesses. Sales volume in the aerospace coatings business continued to benefit from excellent end-use market growth despite increasingly difficult prior year comparable periods. U.S. architectural coatings have been aided by early signs of a construction market recovery in the U.S. and mild winter weather, offset by the absence of elevated sales in the prior year from the introduction of a new product in the national account channel. Volumes declined in the automotive refinish coatings business, particularly in Europe, and in the protective and marine coatings business as lower marine new build volume was largely offset by higher volume in protective coatings. Segment earnings grew to $567 million, a $34 million, or 6 percent, improvement over prior year. The impacts of improved sales margin mix, pricing net of inflation and restructuring related cost benefits partially offset by higher selling costs to support the increased volumes explain the majority of the earnings improvement in the nine-month period of 2012 compared to the same period in 2011.
The Industrial Coatings segment’s sales increased to $3.3 billion, up 4 percent in comparison with the prior year’s first nine months. The sales increase was comprised of 4 percent due to price and 3 percent due to volume offset by a 4 percent decrease due to currency translation. Sales from acquisitions contributed 1 percent to the increase. The segment sales volume growth of 3 percent was driven by automotive OEM coatings growth, despite European weakness. In the prior year, automotive OEM industry production was tempered due to the supply chain impacts stemming from the Japan earthquake and tsunami while current year gains outpaced industry growth. Industrial and packaging coatings volumes were mixed by region. Europe was weaker in both businesses. U.S. industrial coatings improved while emerging region demand varied by end-use with markets aligned with construction activity down in Asia and Argentina impacted by import restrictions. The consumer electronics market in Asia was slower, but packaging volumes in Asia were up. Emerging region sales were supplemented by sales from acquired businesses and the reorganization of our joint venture in India. Segment earnings of $446 million increased $114 million as the impact of higher pricing, sales volume and manufacturing cost savings overcame the adverse impact of inflation and higher overhead costs incurred to support growth. Restructuring related benefits also aided earnings in 2012.

Architectural Coatings – EMEA segment sales were $1,682 million for the first nine months of 2012, up $27 million, or 2 percent, versus last year’s comparable period. The acquisition of Dyrup in January 2012 has contributed 9 percent to sales; however, sales were negatively impacted by 8 percent due to the impact of foreign currency translation. Pricing increased sales mid-single digit percents which was substantially offset by volume declines due to market weakness throughout the region. Segment earnings increased $21 million, due to price, net of inflation and Dyrup acquisition performance and supplemented by operating execution and cost-management initiatives, including restructuring related benefits. The earnings impact of lower sales volume and negative currency translation impact of $11 million was partially offset by the absence of a $9 million charge in the prior year related to a customer bankruptcy.
First nine month 2012 sales for the Optical and Specialty Materials segment were $930 million, down $15 million, or 2 percent. The decrease was due to a 1 percent price increase and slight volume growth, offset by a 3 percent unfavorable impact of foreign currency translation. Optical products achieved sales volume growth with the majority due to higher Transitions® lens penetration, tempered by customer inventory management in recent months. Silicas volumes were down modestly year over year. The silicas business has continued to benefit from the higher automotive OEM production levels. Earnings grew by 3 percent to $280 million as earnings improved in both businesses. The increase in earnings is primarily due to overhead and manufacturing cost improvements, including restructuring cost savings. The favorable impact of price net of inflation on earnings was fully offset by the negative impact of foreign currency translation.
Commodity Chemicals segment sales in the first nine months of 2012 versus the prior year period declined by $51 million to $1,283 million and earnings decreased $7 million to $300 million. Sales decreased due to lower chlorine selling prices and modestly lower sales volumes due to weakened chlorine demand, outpacing higher year-over-year caustic pricing achieved in each quarter this year. These declines were partly offset by the favorable sales impact of the May 2011 acquisition of Equa-Chlor. Segment income declined modestly as the impact on earnings of lower sales volume and lower pricing was offset by lower energy and raw material costs. Lower manufacturing and overhead costs also benefited earnings.
First nine month 2012 sales for the Glass segment were $791 million, down $14 million, or 2 percent. The sales decrease was comprised of 3 percent due to price and 1 percent due to currency, offset by higher sales volumes of 2 percent. Improved flat glass volumes as a result of increased demand in the commercial and solar markets were more than offset by lower pricing in both businesses, lower fiber glass volumes and the negative impact of currency translation. Fiber glass volumes have declined due to weak demand in Europe and the Asia Pacific region versus a strong comparable period. Segment earnings declined to $55 million compared to $78 million a year ago. Lower equity earnings, primarily related to our fiber glass joint venture selling to the consumer electronics industry, drove the earnings decline. Lower pricing and cost inflation as discussed above also contributed to the decrease. These factors were only partially offset with improved flat glass volumes and improved manufacturing cost performance in fiber glass.

Liquidity and Capital Resources
PPG ended the quarter with cash and short-term investments totaling approximately $2.0 billion compared to $1.5 billion at December 31, 2011.
Cash from operating activities for the nine months ended September 30, 2012 was $1,039 million versus cash from operating activities of $777 million for the comparable period of 2011. Cash from operations, the Company’s debt capacity and cash and short term investments on hand are expected to continue to be sufficient to fund operating activities, capital spending, including acquisitions, dividend payments, debt service, amounts due under the proposed asbestos settlement, share repurchases and contributions to pension plans.
Other sources and uses of cash during the nine months ended September 30, 2012 included:

•
Capital expenditures, excluding acquisitions year to date were $226 million, or about 2 percent of sales. Anticipated 2012 capital spending is expected to be in the range of 2 percent to 2.5 percent of sales.

•
Total cash spent on acquisitions year to date totaled approximately $170 million, including repayment of debt assumed in the acquisitions. The acquisitions of Dyrup and Colpisa were closed in early 2012.

•
PPG does not have a mandatory contribution to make to its U.S. defined benefit pension plans in 2012 and PPG will not make a voluntary contribution in 2012. PPG expects to make mandatory contributions to its non-U.S. plans in 2012 of approximately $90 million, of which $59 million was made as of September 30, 2012.

•	The Company issued $400 million of ten year 2.70% coupon notes and received proceeds of $397 million, net of discount and issuance costs.

•	The Company repaid $71 million of its 6 7/8% notes, which matured during the first quarter 2012.

•	Cash dividends paid totaled $267 million.

•
No PPG stock was purchased in the second or third quarters during the negotiation of the definitive agreements related to the separation and merger of PPG’s commodity chemicals business. In the first quarter, stock repurchases totaled $92 million as approximately 1 million shares were repurchased. The Company has approximately 8 million shares remaining under its current share repurchase authorization; however, no shares will be repurchased until after the relevant tax rulings are received related to the separation and merger of PPG’s commodity chemicals business and the separation and merger transaction closes.

The ratio of total debt, including capital leases, to total debt and PPG shareholders’ equity was 51 percent at September 30, 2012 and 53 percent at December 31, 2011, respectively.

In September 2012, PPG entered into a five-year credit agreement (the "Credit Agreement") with several banks and financial institutions as further discussed in Note 8, "Debt". The Credit Agreement provides for a $1.2 billion unsecured revolving credit facility. In connection with entering into this Credit Agreement, the Company terminated its $1.2 billion credit facility that was scheduled to expire in August 2013. There was no outstanding amount due under the revolving facility at the time of its termination. The Company has the ability to increase the size of the Credit Agreement by up to an additional $300 million, subject to the receipt of lender commitments and other conditions. The Credit Agreement will terminate and all amounts outstanding thereunder will be due and payable on September 12, 2017.
Operating Working Capital is a subset of total working capital and represents (1) trade receivables – net of the allowance for doubtful accounts plus (2) inventories on a first-in, first-out (“FIFO”) basis less (3) trade creditors’ liabilities. We believe Operating Working Capital represents the key components of working capital under the operating control of our businesses. A key metric we use to measure improvement in our working capital management is Operating Working Capital as a percentage of sales (current quarter sales annualized).

(Millions, except percentages)	September 30, 2012	Dec. 31 2011	September 30, 2011
Trade Receivables, Net	$2,920	$2,512	$2,817
Inventories, FIFO	2,025	1,839	1,967
Trade Creditors’ Liabilities	1,698	1,612	1,690
Operating Working Capital	$3,247	$2,739	$3,094
Operating Working Capital as a % of Sales	21.1%	19.5%	20.1%
The change in operating working capital elements, excluding the impact of currency and acquisitions, was an increase of $397 million during the nine months ended September 30, 2012. This increase is the result of the operating working capital of acquired businesses and trade receivables increasing in the third quarter 2012 compared with the fourth quarter 2011. Days sales outstanding at September 30, 2012 were 65 days, which was a three day increase from December 31, 2011 and a two day increase over September 30, 2011. This increase was primarily in the Architectural Coatings - EMEA, Commodity Chemicals and Optical and Specialty Materials segments where initiatives are underway that are intended to lower the days sales outstanding metric by December 31, 2012.
Currency
From December 31, 2011 to September 30, 2012, despite the U.S. dollar's slight strengthening against the euro, it weakened against many other currencies in the countries in which PPG operates, and on a net basis the U.S. dollar was slightly weaker. As a result, consolidated net assets at September 30, 2012 increased by $35 million, compared to December 31, 2011. Comparing exchange rates during the first nine months of 2012 to those of the first nine months of 2011, in the countries in which PPG operates, the U.S. dollar was generally stronger, particularly against the euro, which had an unfavorable impact on September 30, 2012 pretax earnings of $34 million from the translation of these foreign earnings into U.S. dollars.
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

As discussed in Part II, Item 1 and Note 18, although the result of any future litigation of such lawsuits and claims is inherently unpredictable, management believes that, in the aggregate, the outcome of all lawsuits and claims involving PPG, including asbestos-related claims in the event the proposed asbestos settlement described in Note 18 does not become effective, will not have a material effect on PPG's consolidated financial position or liquidity; however, any such outcome may be material to the results of operations of any particular period in which costs, if any, are recognized.

It is PPG's policy to accrue expenses for environmental contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Reserves for environmental contingencies are exclusive of claims against third parties and are generally not discounted. In management's opinion, the Company operates in an environmentally sound manner and the outcome of the Company's environmental contingencies will not have a material effect on PPG's financial position or liquidity; however, any such outcome may be material to the results of operations of any particular period in which costs, if any, are recognized. Management anticipates that the resolution of the Company's environmental contingencies will occur over an extended period of time.

As of September 30, 2012 and December 31, 2011, PPG had reserves for environmental contingencies totaling $350 million and $226 million, respectively, of which $94 million and $59 million, respectively, were classified as current liabilities. Pretax charges against income for environmental remediation costs totaled $1 million and $165 million, respectively, for the three and nine months ended September 30, 2012 and $3 million and $15 million, respectively, for the three and nine months ended September 30, 2011, and are included in Other charges in the accompanying condensed consolidated statement of income. Cash outlays related to such environmental remediation aggregated $20 million and $45 million, respectively, for the three and nine months ended September 30, 2012 and $9 million and $43 million, respectively, for the three and nine months ended September 30, 2011. The impact of foreign currency increased the liability by $1 million in the first nine months of 2012 and decreased the liability by $2 million in the first nine months of 2011. As a result of the allocation of the purchase price of acquisitions to assets acquired and liabilities assumed, the liability for environmental contingencies was increased by $3 million during the nine months ended September 30, 2012.

We continue to analyze, assess and remediate the environmental issues associated with a former chromium manufacturing plant and related sites located in Jersey City, NJ. In connection with the preparation of a final draft soil remedial action work plan and cost estimate that will be submitted to the NJDEP in 2012, we compiled updated information about the sites that was used to develop a new estimate of the cost to remediate these sites which resulted in a charge against earnings of $145 million in the nine months ended September 30, 2012.

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

Management expects pretax charges for environmental remediation costs during the fourth quarter of 2012 to be within the range of $4 million to $6 million.

Management expects cash outlays for environmental remediation costs to be approximately $40 million in the fourth quarter of 2012, approximately $100 million annually through 2014 and to range from $10 million to $30 million annually in 2015 and 2016. It is possible that technological, regulatory and enforcement developments, the results of environmental studies and other factors could alter our expectations with respect to charges against income and future cash outlays. Specifically, the level of expected cash outlays and charges for environmental remediation costs are highly dependent upon activity related to the former chromium manufacturing plant and associated sites in New Jersey, as PPG awaits approval of the final draft soil remedial work plan that will be submitted to the NJDEP in 2012.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the third quarter of 2012, forward starting swaps with a notional balance of $400 million were settled resulting in a cash payment of $121 million. During the three and nine months ended September 30, 2012, interest rates swaps with a notional amount of $395 million and $445 million, respectively, were settled prior to maturity, resulting in cash inflows of $25 million and $29 million, respectively. During the nine months ended September 30, 2012, $600 million of cross currency swaps, with a settlement date of March 15, 2013, were settled at which time PPG received $1 million. Other than these settlements, there were no material changes in the Company’s exposure to market risk from December 31, 2011 to September 30, 2012. See Note 15, “Derivative Instruments and Hedge Activities” for a description of our instruments subject to market risk.
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
The results of any future litigation and claims are inherently unpredictable. However, management believes that, in the aggregate, the outcome of all lawsuits and claims involving PPG, including asbestos-related claims in the event the settlement described below does not become effective, will not have a material effect on PPG’s consolidated financial position or liquidity; however, such outcome may be material to the results of operations of any particular period in which costs, if any, are recognized.
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
PPG received a Consolidated Compliance Order and Notice of Proposed Penalty (“CO/NOPP”) from the Louisiana Department of Environmental Quality (“LDEQ”) in February 2006 alleging violation of various requirements of its Lake Charles, La. facility’s air permit based largely upon permit deviations self-reported by PPG. The CO/NOPP did not contain a proposed civil penalty. PPG filed a request for hearing and has engaged LDEQ in settlement discussions. Since 2006, PPG has held discussions with LDEQ to try to resolve the CO/NOPP. In April 2009, PPG offered to settle all of its self-reported air permit deviations through the first half of 2008 for a proposed penalty of $130,000. LDEQ responded to this settlement offer by asking PPG to make another offer that included all self-reported air permit deviations through the end of 2009. PPG has increased its offer to settle this matter to $171,000. LDEQ has rejected this settlement offer and requested that PPG propose a new settlement offer to include one or more Beneficial Environmental Projects (“BEP”) as a supplement to any civil penalty. Following additional meetings and discussions with LDEQ, on May 8, 2012 PPG submitted a revised settlement offer consisting of a proposed penalty of $250,000 and a BEP. The BEP would consist of the installation of enhanced leak detection equipment and repair program that would be conducted over a three year period. PPG estimates the cost of the BEP would be $220,000. LDEQ again requested PPG revise its settlement offer, and PPG has now increased the offer to settle the CO/NOPP for a total of $400,000, plus the performance of two additional BEPs that will increase the total expenditure for those projects to at least $220,000. This increased offer has now been accepted by the LDEQ.

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
Under the PPG Deferred Compensation Plan for Directors, each director may elect to defer the receipt of all or any portion of the compensation paid to such director for serving as a PPG director. All deferred payments are held in the form of common stock equivalents. Payments out of the deferred accounts are made in the form of common stock of the Company (and cash as to any fractional common stock equivalent). In the third quarter of 2012, the directors, as a group, were credited with 2,304 common stock equivalents under this plan. The value of each common stock equivalent, when credited, ranged from $104.70 to $115.77.
Issuer Purchases of Equity Securities

No shares were repurchased in the quarter ended September 30, 2012 under the current 10 million share repurchase program approved in October 2011. The maximum number of shares that may yet be purchased under this program is 7,988,694 shares. This repurchase program has no expiration date.

No shares were withheld or certified to in satisfaction of the exercise price and/or tax withholding obligation by holders of employee stock options who exercised options granted under the Company’s equity compensation plans in the third quarter of 2012.

Item 4. Mine Safety Disclosures
Not applicable.

Item 6. Exhibits
See the Index to Exhibits on Page 46.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PPG INDUSTRIES, INC.
(Registrant)

Date:	October 29, 2012	By	/s/ David B. Navikas
David B. Navikas Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

PPG Industries, Inc. and Consolidated Subsidiaries
Index to Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q.

2
Agreement and Plan of Merger, dated as of July 18, 2012, by and among PPG Industries, Inc., Eagle Spinco Inc., Georgia Gulf Corporation and Grizzly Acquisition Sub, Inc., was filed as Exhibit 2.1 to the Registrant's Form 8-K dated July 18, 2012.

2.1
Amendment No. 1 to the Agreement and Plan of Merger, dated as of August 31, 2012, by and among PPG Industries, Inc., Georgia Gulf Corporation, Eagle Spinco Inc. and Grizzly Acquisition Sub, Inc., was filed as Exhibit 2.1 to the Registrant's Form 8-K dated August 31, 2012.

†3	PPG Industries, Inc. Restated Articles of Incorporation, as amended, incorporating all amendments to date.
4
Third Supplemental Indenture, dated as of August 3, 2011, between PPG Industries, Inc. and The Bank of New York Mellon Trust Company, was filed as Exhibit 4.4 to the Registrant's Form 8-K dated July 31, 2012.

10	Separation Agreement, dated as of July 18, 2012, by and between PPG Industries, Inc. and Eagle Spinco Inc., was filed as Exhibit 10.1 to the Registrant's Form 8-K dated July 18, 2012.
†10.1	Separation Agreement, dated August 22, 2012, between PPG Industries, Inc. and Pierre-Marie De Leener.
10.2
Five-Year Credit Agreement among PPG Industries, Inc.; the several banks and financial institutions party thereto; JPMorgan Chase Bank, N.A., as administrative agent; The Bank of Tokyo-Mitsubishi UFJ, Ltd., BNP Paribas, Citigroup Global Markets Inc. and PNC Bank, National Association, as co-syndication agents; and J.P. Morgan Securities LLC, The Bank of Tokyo-Mitsubishi UFJ, Ltd., BNP Paribas Securities Corp., Citigroup Global Markets Inc., and PNC Capital Markets LLC, as co-lead arrangers and co-bookrunners, was filed as Exhibit 10 to the Registrant's Form 8-K dated September 7, 2012.

†12	Computation of Ratio of Earnings to Fixed Charges for the Nine Months Ended September 30, 2012 and for the Five Years Ended December 31, 2011.
†31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

† Filed herewith.
* Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2012 and 2011, (ii) the Condensed Consolidated Balance Sheet at September 30, 2012 and December 31, 2011, (iii) the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2012 and 2011, and (iv) Notes to Condensed Consolidated Financial Statements for the nine months ended September 30, 2012. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.