Form 10-Q
period 2013-03-31
PPG INDUSTRIES INC
filed 2013-04-29
CIK 79879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________________
FORM 10-Q
 ––––––––––––––––––––––––––––––––––––––––
QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended March 31, 2013
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 31, 2013, 142,646,448 shares of the Registrant’s common stock, par value $1.66-2/3 per share, were outstanding.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Income (Unaudited)
(Millions, except per share amounts)

	Three Months Ended March 31
	2013	2012
Net sales	$3,331	$3,333
Cost of sales, exclusive of depreciation and amortization	1,947	1,946
Selling, general and administrative	797	823
Depreciation	81	79
Amortization (Note 7)	26	29
Research and development	115	110
Interest expense	53	51
Interest income	(10)	(10)
Business restructuring (Note 8)	—	208
Asbestos settlement – net (Note 20)	3	3
Other charges (Note 20)	25	170
Other earnings	(24)	(29)
Income (loss) before income taxes	318	(47)
Income tax expense (benefit) (Note 12)	64	(31)
Income (loss) from continuing operations	254	(16)
Income from discontinued operations, net of income taxes (Note 5)	2,191	67
Net income attributable to the controlling and noncontrolling interests	2,445	51
Less: Net income attributable to noncontrolling interests	(35)	(38)
Net income (attributable to PPG)	$2,410	$13

Amounts attributable to PPG:
Income (loss) from continuing operations, net of tax	$219	$(50)
Income from discontinued operations, net of tax (Note 5)	2,191	63
Net income (attributable to PPG)	$2,410	$13

Earnings per common share (Note 11):
Income (loss) from continuing operations, net of tax	$1.50	$(0.33)
Income from discontinued operations, net of tax	14.99	0.41
Net income (attributable to PPG)	$16.49	$0.08
Earnings per common share – assuming dilution (Note 11):
Income (loss) from continuing operations, net of tax	$1.48	$(0.32)
Income from discontinued operations, net of tax	14.83	0.40
Net income (attributable to PPG)	$16.31	$0.08

Dividends per common share	$0.59	$0.57
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Comprehensive Income (Unaudited)
(Millions)

	Three Months Ended March 31
	2013	2012
Net income attributable to the controlling and noncontrolling interests	$2,445	$51
Other comprehensive income, net of tax (Note 15):
Pension and other postretirement benefits	181	8
Unrealized currency translation adjustment	(131)	137
Net change – derivatives	5	6
Other comprehensive income, net of tax	$55	$151
Total comprehensive income	2,500	202
Less: amounts attributable to noncontrolling interests:
Net income	(35)	(38)
Unrealized currency translation adjustment	3	(4)
Comprehensive income attributable to PPG	$2,468	$160
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheet (Unaudited)
(Millions)

	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$2,021	$1,306
Short-term investments	359	1,087
Receivables (less allowance for doubtful accounts of $75 and $77)	2,824	2,813
Inventories (Note 6)	1,698	1,687
Other	824	822
Total current assets	7,726	7,715
Property (net of accumulated depreciation of $4,581 and $6,142)	2,461	2,888
Investments	418	422
Goodwill (Note 7)	2,694	2,761
Identifiable intangible assets - net (Note 7)	1,033	1,085
Other assets	1,044	1,007
Total	$15,376	$15,878
Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt and current portion of long-term debt (Note 9)	$48	$642
Asbestos settlement (Note 20)	680	683
Accounts payable and accrued liabilities	2,949	3,061
Business restructuring (Note 8)	50	75
Total current liabilities	3,727	4,461
Long-term debt (Note 9)	3,353	3,368
Asbestos settlement (Note 20)	240	237
Deferred income taxes	235	231
Accrued pensions (Note 13)	880	1,057
Other postretirement benefits (Note 13)	1,097	1,287
Other liabilities	803	915
Total liabilities	10,335	11,556
Commitments and contingent liabilities (Note 20)
Shareholders’ equity (Note 14):
Common stock	484	484
Additional paid-in capital	888	870
Retained earnings	12,196	9,871
Treasury stock, at cost	(7,173)	(5,496)
Accumulated other comprehensive loss	(1,608)	(1,666)
Total PPG shareholders’ equity	4,787	4,063
Noncontrolling interests	254	259
Total shareholders’ equity	5,041	4,322
Total	$15,376	$15,878
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows (Unaudited)

(Millions)	Three Months Ended March 31
	2013	2012
Operating activities:
Net income attributable to controlling and noncontrolling interests	$2,445	$51
Less: Income from discontinued operations, net of income taxes (Note 5)	(2,191)	(67)
Income (loss) from continuing operations	254	(16)
Adjustments to reconcile net income to cash from operations:
Depreciation and amortization	107	108
Pension expense (Note 13)	31	36
Canadian Pension Settlement Charge (Note 13)	18	—
Business restructuring (Note 8)	—	208
Environmental remediation charge (Note 20)	12	159
Equity affiliate earnings, net of dividends	6	(2)
Asbestos settlement, net of tax	2	2
Cash contributions to pension plans	(15)	(16)
Restructuring cash spending (Note 8)	(23)	(7)
Change in certain asset and liability accounts:
Increase in receivables	(324)	(286)
Increase in inventories	(109)	(129)
Increase in other current assets	(40)	(14)
(Decrease) increase in accounts payable and accrued liabilities	(18)	14
(Increase) decrease in noncurrent assets	(46)	1
Increase (decrease) in noncurrent liabilities	13	(12)
Change in accrued tax and interest	25	(70)
Other	14	4
Cash (used for) operating activities - Continuing Operations	(93)	(20)
Cash from operating activities - Discontinued Operations	4	18
Cash used for operating activities	(89)	(2)
Investing activities:
Capital spending:
Additions to property and long-term investments	(65)	(57)
Business acquisitions, net of cash balances acquired (Note 4)	—	(44)
Proceeds from separation and merger of commodity chemicals business, net (Note 5)	940	—
Deposit of cash into escrow (Note 4)	—	(26)
Release of cash held in escrow	—	19
Purchase of short-term investments	(225)	(50)
Proceeds from maturity of short-term investments	987	—
Payments on cross currency swap contracts	(23)	(41)
Reductions of other property and investments	1	29
Cash from (used for) investing activities - Continuing Operations	1,615	(170)
Cash used for investing activities - Discontinued Operations	(1)	(11)
Cash from (used for) investing activities	1,614	(181)
Financing activities:
Debt:
Net change in borrowings with maturities of three months or less	6	21
Proceeds from other debt	1	—
Repayment of long-term debt (Note 9)	(600)	(71)
Repayment of acquired debt (Note 9)	—	(104)
Repayment of other debt	(1)	(1)
Other financing activities:
Issuance of treasury stock (Note 14)	32	50
Purchase of treasury stock (Note 14)	(140)	(92)
Dividends paid (Note 14)	(84)	(87)
Dividends paid on subsidiary common stock to noncontrolling interests (Note 14)	(18)	(15)
Other	4	(13)
Cash used for financing activities - Continuing Operations	(800)	(312)
Cash used for financing activities - Discontinued Operations	—	—
Cash used for financing activities	(800)	(312)
Effect of currency exchange rate changes on cash and cash equivalents	(10)	16
Net increase (decrease) in cash and cash equivalents	715	(479)
Cash and cash equivalents, beginning of period	1,306	1,457
Cash and cash equivalents, end of period	$2,021	$978
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation
The condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position of PPG Industries, Inc. and its subsidiaries (the “Company” or “PPG”) as of March 31, 2013, and the results of their operations for the three months ended March 31, 2013 and 2012 and their cash flows for the three months then ended. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in PPG’s Annual Report on Form 10-K for the year ended December 31, 2012.
The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year.
On January 28, 2013, PPG completed the separation of its commodity chemicals business and the merger of the subsidiary holding the PPG commodity chemicals business with a subsidiary of the Georgia Gulf Corporation ("Georgia Gulf"). The combined company formed by uniting Georgia Gulf with PPG's former commodity chemicals business is named Axiall Corporation ("Axiall"). PPG holds no ownership interest in Axiall. The Company concluded that the accounting requirements for reporting the results of operations and cash flows of its former commodity chemicals business as discontinued operations were met when its separation and merger was completed. The accompanying condensed consolidated statements of income and cash flows for the three months ended March 31, 2012 and the amounts in these notes to the condensed consolidated financial statements related to 2012 have been adjusted to reflect the presentation of the results of operations and cash flows of the former commodity chemicals business as discontinued operations. Refer to Note 5 for additional information relating to this transaction.

2.	New Accounting Standards
On February 5, 2013, the Financial Accounting Standards Board issued an amendment to the disclosure requirements for reporting reclassifications out of accumulated other comprehensive income (“AOCI”). The new requirements were effective for the first interim or annual period beginning after December 15, 2012. The amendment requires companies to present information about reclassification adjustments from accumulated other comprehensive income to the income statement, including the income statement line items affected by the reclassification. The information must be presented in the financial statements in a single note or on the face of the financial statements. The new accounting guidance also requires the disclosure to be cross referenced to other financial statement disclosures for reclassification items that are not reclassified directly to net income in their entirety in the same reporting period. PPG adopted the new requirements in the first quarter of 2013; however, the adoption of this guidance did not have an effect on its consolidated financial position, results of operations or cash flows (see Note 15, "Accumulated Other Comprehensive Income").

3.	Fair Value Measurement
The accounting guidance on fair value measurement establishes a hierarchy with three levels of inputs used to determine fair value. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets and liabilities, considered to be the most reliable evidence of fair value, and should be used whenever available. Level 2 inputs are observable prices that are not quoted on active exchanges. Level 3 inputs are unobservable inputs used for measuring the fair value of assets or liabilities.

Assets and liabilities reported at fair value on a recurring basis:
(Millions)

	Level 1	Level 2	Level 3	Total
At March 31, 2013
Short-term investments:
Commercial paper and restricted cash	$—	$55	$—	$55
Other current assets:
Marketable equity securities	5	—	—	5
Foreign currency contracts(1)	—	2	—	2
Equity forward arrangement(1)	—	129	—	129
Investments:
Marketable equity securities	66	—	—	66
Accounts payable and accrued liabilities:
Foreign currency contracts(1)	—	9	—	9
Other liabilities:
Cross currency swaps(1)	—	45	—	45

At December 31, 2012
Short-term investments:
Commercial paper and restricted cash	$—	$455	$—	$455
Other current assets:
Marketable equity securities	5	—	—	5
Foreign currency contracts(1)	—	3	—	3
Equity forward arrangement(1)	—	130	—	130
Investments:
Marketable equity securities	60	—	—	60
Accounts payable and accrued liabilities:
Foreign currency contracts(1)	—	1	—	1
Other liabilities:
Cross currency swaps(1)	—	95	—	95

 (1) This balance is designated as a hedging instrument under U.S. GAAP.
Assets and liabilities reported at fair value on a nonrecurring basis:
As a result of finalizing a restructuring plan, as discussed in Note 8, “Business Restructuring”, long-lived assets with a carrying amount of $10 million were written-down to their fair value of $7 million, resulting in a charge of $3 million, which was included in the business restructuring expense reported in the three months ended March 31, 2012. These long-lived assets were valued using Level 3 inputs.

4.	Acquisitions
During the three months ended March 31, 2012, the Company closed two acquisitions related to its coatings businesses. The total cost of these acquisitions was $202 million, including debt assumed of $120 million. These acquisitions also provide for contingent payments and escrowed holdbacks.
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
Also in early January 2012, PPG completed the purchase of the coatings businesses of Colpisa Colombiana de Pinturas and its affiliate, Colpisa Equador (“Colpisa”), for $38 million, of which $2 million is held back as contingent payments at March 31, 2013. Colpisa manufactures and distributes coatings for automotive OEM, automotive refinish and industrial coatings customers in Colombia and Ecuador.
The purchase price allocations related to the acquisitions made in 2012 resulted in an excess of purchase price over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed, which was recorded as an addition to "Goodwill".
The following table summarizes the fair value of assets acquired and liabilities assumed as reflected in the final purchase price allocations for the Dyrup and Colpisa acquisitions.

(Millions)
Cash	$6
Current assets	131
Property, plant, and equipment	79
Goodwill	24
Other intangibles	26
Other non-current assets	19
Total assets	$285
Short-term debt	(110)
Current liabilities	(64)
Long-term debt	(10)
Other long-term liabilities	(19)
Net assets	$82
Total purchase price including cash in escrow and contingent payments	$82

5.	Separation and Merger Transaction
On January 28, 2013, the Company completed the previously announced separation of its commodity chemicals business and merger of its wholly-owned subsidiary, Eagle Spinco Inc., with a subsidiary of Georgia Gulf Corporation in a tax efficient Reverse Morris Trust transaction (the “Transaction”). Pursuant to the merger, Eagle Spinco, the entity holding PPG's former commodity chemicals business, is now a wholly-owned subsidiary of Georgia Gulf. The closing of the merger followed the expiration of the related exchange offer and the satisfaction of certain other conditions. The combined company formed by uniting Georgia Gulf with PPG's former commodity chemicals business is named Axiall Corporation (“Axiall”). PPG holds no ownership interest in Axiall. PPG received the necessary ruling from the Internal Revenue Service and as a result this Transaction was generally tax free to PPG and its shareholders.
Under the terms of the exchange offer, 35,249,104 shares of Eagle Spinco common stock were available for distribution in exchange for shares of PPG common stock accepted in the offer. Following the merger, each share of Eagle Spinco common stock automatically converted into the right to receive one share of Axiall Corporation common stock. Accordingly, PPG shareholders who tendered their shares of PPG common stock as part of this offer received 3.2562 shares of Axiall common stock for each share of PPG common stock accepted for exchange. PPG was able to accept the maximum of 10,825,227 shares of PPG common stock for exchange in the offer, and thereby, reduced its outstanding shares by approximately 7 percent. The completion of this exchange offer was a non-cash financing transaction, which resulted in an increase in "Treasury stock" at a cost of $1.562 billion based on the PPG closing stock price on January 25, 2013.
Under the terms of the Transaction, PPG received $900 million of cash and 35.2 million shares of Axiall common stock (market value of $1.8 billion on January 25, 2013) which was distributed to PPG shareholders by the exchange offer as described above. In addition, PPG received $67 million in cash for a preliminary post-closing working capital adjustment under the terms of the Transaction agreements. The net assets transferred to Axiall included $27 million of cash on the books of the business transferred. The cash consideration is subject to post-closing adjustments, including a final working capital adjustment, under the terms of the Transaction agreements. In the Transaction, PPG transferred environmental remediation liabilities, defined benefit pension plan assets and liabilities and other post-employment benefit liabilities related to the commodity chemicals business to Axiall.
During the first quarter of 2013, PPG recorded a gain on the Transaction reflecting the excess of the sum of the cash proceeds received and the cost (closing stock price on January 25, 2013) of the PPG shares tendered and accepted in the exchange for the 35.2 million shares of Axiall common stock over the net book value of the net assets of PPG's former commodity chemicals business. The Transaction resulted in a net partial settlement loss of $33 million associated with the spin out and termination of defined benefit pension liabilities and the transfer of other post-retirement benefit liabilities under the terms of the Transaction. The Company also incurred $14 million of pretax expense, primarily for professional services related to the Transaction during the first quarter 2013 as well as approximately $2 million of net expense related to certain retained obligations and post closing adjustments under the terms of the Transaction agreements. The net gain on the Transaction of $2.2 billion includes these related losses and expenses.
The results of operations and cash flows of PPG's former commodity chemicals business for January 2013 and the net gain on the Transaction are reported as results from discontinued operations for the quarter ending March 31, 2013. In prior periods presented, the results of operations and cash flows of PPG's former commodity chemicals business were reclassified from continuing operations and presented as results from discontinued operations.
PPG will provide Axiall with certain transition services for up to 24 months following the closing date of the Transaction. These services include logistics, purchasing, finance, information technology, human resources, tax and payroll processing.
Net sales and earnings from discontinued operations are presented in the table below for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31
Millions	2013	2012
Net sales	$108	$419

Income from operations	$—	$98
Net gain from separation and merger of commodity chemicals business	2,192	—
Income tax expense	(1)	(31)
Income from discontinued operations, net of tax	$2,191	$67
Less: Net income attributable to non-controlling interests, discontinued operations	—	(4)
Net income from discontinued operations (attributable to PPG)	$2,191	$63
Income from discontinued operations before income taxes for the quarter ended March 31, 2012 is $2 million lower than segment earnings for the PPG Commodity Chemicals segment previously reported for this period. This difference is due to the inclusion of certain gains, losses and expenses associated with the chlor-alkali and derivatives business that were not reported in the PPG Commodity Chemicals segment earnings in accordance with the accounting guidance on segment reporting.

The major classes of assets and liabilities of the commodity chemicals business included in the PPG balance sheet at December 31, 2012 were as follows:

December 31,
Millions	2012
Cash	$29
Receivables	245
Inventory	76
Other current assets	23
Property, plant, and equipment	380
Goodwill	6
Other non-current assets	29
Total assets of the commodity chemicals business	$788
Accounts payable	(100)
Other current liabilities	(91)
Accrued pensions and other post-retirement benefits	(233)
Environmental contingencies	(31)
Other long-term liabilities	(59)
Noncontrolling interests	$(18)
Net assets of the commodity chemicals business	$256
The total assets of the commodity chemicals business presented above are $50 million higher than the assets of the PPG Commodity Chemicals segment reported at December 31, 2012 principally due to the inclusion of cash and deferred tax assets which were included in corporate assets for PPG segment reporting. Segment assets are the total assets used in the operation of the segments.

6.	Inventories
Inventories as of March 31, 2013 and December 31, 2012 are detailed below:

	March 31, 2013	December 31, 2012
	(Millions)
Finished products	$1,033	$980
Work in process	153	144
Raw materials	443	443
Supplies	69	120
Total	$1,698	$1,687
Most U.S. inventories are valued using the last-in, first-out method. These inventories represented approximately 34% and 36% of total inventories at March 31, 2013 and December 31, 2012, respectively. If the first-in, first-out method of inventory valuation had been used, inventories would have been $197 million and $243 million higher as of March 31, 2013 and December 31, 2012, respectively.

7.	Goodwill and Other Identifiable Intangible Assets
The change in the carrying amount of goodwill attributable to each reportable segment for the three months ended March 31, 2013 was as follows:

	Performance Coatings	Industrial Coatings	Architectural Coatings – EMEA	Optical and Specialty Materials	Commodity Chemicals	Glass	Total
	(Millions)
Balance, Dec. 31, 2012	$1,173	$512	$970	$48	$6	$52	$2,761
Acquisitions	—	1	—	—	—	—	1
Separation of commodity chemicals (Note 5)	—	—	—	—	(6)	—	(6)
Currency	(16)	(11)	(33)	—	—	(2)	(62)
Balance, March 31, 2013	$1,157	$502	$937	$48	$—	$50	$2,694
The carrying amount of acquired trademarks with indefinite lives as of March 31, 2013 and December 31, 2012 totaled $316 million and $324 million respectively.
The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and are detailed below:

	March 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(Millions)
Acquired technology	$508	$(342)	$166	$516	$(342)	$174
Customer-related intangibles	962	(476)	486	1,010	(491)	519
Tradenames	114	(54)	60	120	(57)	63
Other	30	(25)	5	34	(29)	5
Balance	$1,614	$(897)	$717	$1,680	$(919)	$761
Aggregate amortization expense related to these identifiable intangible assets for the three months ended March 31, 2013 and 2012 was $26 million and $29 million, respectively. As of March 31, 2013, estimated future amortization expense of identifiable intangible assets is as follows: $75 million for the remaining nine months of 2013 and approximately $100 million, $100 million, $80 million, $70 million and $70 million in 2014, 2015, 2016, 2017 and 2018, respectively.

8.	Business Restructuring
In March 2012, the Company finalized a restructuring plan to reduce its cost structure, primarily due to continuing weak economic conditions in Europe and in the commercial and residential construction markets in the U.S. and Europe. As part of this restructuring plan, PPG closed several laboratory, warehouse and distribution facilities and small production units and reduced staffing. The restructuring impacted a number of businesses globally, primarily the global architectural businesses and general and administrative functions in Europe.
As a result of this restructuring plan, in March 2012 the Company recorded a charge of $208 million for business restructuring, including severance and other costs of $160 million, asset write-offs of $53 million, and a net pension curtailment gain of $5 million. The Company also recognized additional costs directly associated with the restructuring actions for demolition, dismantling, relocation and training that were charged to expense as incurred, totaling $5 million, most of which was incurred by December 31, 2012.
In the fourth quarter of 2012, adjustments of approximately $12 million were recorded to reduce the restructuring reserve established in the first quarter of 2012 to reflect the estimated cost to complete these actions. Also in the fourth quarter of 2012, some additional restructuring actions were approved and charges of approximately $12 million for the estimated cost of these actions were recorded. The additional actions increased the number of employees impacted by 273.

The following table summarizes the restructuring plan and the activity in the restructuring reserve during the three months ended March 31, 2013:

(Millions, except no. of employees)	Severance and Other Costs	Pension Curtailment (Gains)/Losses	Asset Write-offs	Total Reserve	Employees Impacted
Performance Coatings	$55	$1	$12	$68	867
Industrial Coatings	38	(1)	8	45	394
Architectural Coatings - EMEA	61	(5)	3	59	881
Optical & Specialty Materials	2	—	30	32	50
Glass	3	—	—	3	36
Corporate	1	—	—	1	4
Total	$160	$(5)	$53	$208	2,232
Activity to date	(106)	5	(53)	(154)	(1,909)
Currency Impact	(4)	—	—	(4)	—
Balance as of March 31, 2013	$50	$—	$—	$50	323
In addition to the amounts related to the 2012 restructuring reserve, there were also cash payments of approximately $2 million related to prior restructuring programs made during the three months ended March 31, 2012.

9.	Debt
In March 2013, the Company repaid the $600 million of 5.75% notes due March 15, 2013. During the three months ended March 31, 2012, the Company assumed $120 million of debt in the Dyrup acquisition; repaid $104 million of that debt, and repaid $71 million of 6.875% notes upon their maturity.

10.	Investments
Until January 28, 2013, PPG had a 50 percent ownership interest in RS Cogen, L.L.C., which toll produced electricity and steam that were primarily sold to PPG's former Lake Charles, La. commodity chemicals facility and its joint venture partner under take-or-pay contracts with terms that extended to 2022. PPG’s purchases of electricity and steam from the joint venture for the years ended December 31, 2012, 2011 and 2010 were $25 million, $23 million and $23 million, respectively. During the first quarter 2013, PPG's ownership interest in RS Cogen, L.L.C. and its future purchase obligations under the take-or-pay commitments were transferred with the assets of the commodity chemicals business in the Transaction. Refer to Note 5 for additional information related to this transaction.

11.	Earnings Per Common Share
The following table presents the earnings per common share calculations for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31
(Millions, except per share amounts)	2013	2012
Earnings per common share (attributable to PPG)
Income from continuing operations, net of tax	$219	$(50)
Income from discontinued operations, net of tax	2,191	63
Net income (attributable to PPG)	$2,410	$13
Weighted average common shares outstanding	146.1	152.8
Earnings per common share (attributable to PPG):
Income from continuing operations, net of tax	$1.50	$(0.33)
Income from discontinued operations, net of tax	14.99	0.41
Net income (attributable to PPG)	$16.49	$0.08
Earnings per common share - assuming dilution (attributable to PPG)
Income from continuing operations, net of tax	$219	$(50)
Income from discontinued operations, net of tax	2,191	63
Net income (attributable to PPG)	$2,410	$13
Weighted average common shares outstanding	146.1	152.8
Effect of dilutive securities:
Stock options	0.9	0.9
Other stock compensation plans	0.7	0.8
Potentially dilutive common shares	1.6	1.7
Adjusted weighted average common shares outstanding	147.7	154.5
Earnings per common share - assuming dilution (attributable to PPG):
Income from continuing operations, net of tax	$1.48	$(0.32)
Income from discontinued operations, net of tax	14.83	0.40
Net income (attributable to PPG)	$16.31	$0.08
There were no antidilutive outstanding stock options for the three month periods ended March 31, 2013 and 2012.

12.    Income Taxes
The effective tax rate on pretax income from continuing operations for the three months ended March 31, 2013 was approximately 20 percent compared to a tax benefit of approximately 66 percent for the first three months of 2012. The effective tax rate on pretax income from continuing operations for the three months ended March 31, 2013 includes tax benefits of $4 million or 37.4 percent percent on environmental remediation; $5 million or 26.7 percent on the settlement loss related to certain legacy pension plans; $1 million or 36.5 percent on acquisition-related costs stemming from the integration of Spraylat and $1 million or 19.1 percent on certain acquisition-related costs. The quarter also includes an after-tax benefit of $10 million for the retroactive impact of U.S. tax law changes that were enacted in early 2013 and was not included in previously reported 2012 earnings. The effective tax rate on the remaining pre-tax earnings from continuing operations was 24 percent resulting in tax expense of $85 million.
The effective tax rate on pretax earnings from continuing operations for the quarter ended March 31, 2012 included tax benefits of $60 million or 37.7 percent for estimated environmental remediation costs primarily at sites in New Jersey, $45 million or 21.4 percent for business restructuring charges and $2 million or 28.6 percent for acquisition-related expenses stemming from the integration of Dyrup in Europe and Colpisa in Latin America. The effective tax rate on the remaining pre-tax earnings from continuing operations was approximately 23.5 percent resulting in tax expense of $76 million.
The effective tax rate on pretax income from discontinued operations for the three months ended March 31, 2013 was approximately 0.1 percent. The effective tax rate for the three months ended March 31, 2013 includes tax benefits of $1 million or 20 percent related to PPG costs associated with the Transaction. The separation and merger of PPG's commodity chemicals business with a subsidiary of Georgia Gulf (See Note 5) was generally tax free to PPG, as a result of this, the deductibility for U.S. federal tax purposes of the costs associated with the Transaction is expected to be limited. We currently estimate that approximately 20 percent of the associated costs incurred to date will be tax deductible. The effective tax rate on pretax income from discontinued operations for the three months ended March 31, 2012 was approximately 31.6 percent.
The Company files federal, state and local income tax returns in numerous domestic and foreign jurisdictions. In most tax jurisdictions, returns are subject to examination by the relevant tax authorities for a number of years after the returns have been filed. The Company is no longer subject to examinations by tax authorities in any major tax jurisdiction for years before 2003. Additionally, the Internal Revenue Service (“IRS”) has completed its examination of the Company’s U.S. federal income tax returns filed for years through 2010. The IRS is currently conducting its examination of the Company's U.S. federal income tax return for 2011, which is expected to be completed during 2014.
Pensions and Other Postretirement Benefits
Net periodic benefit cost is included in "Cost of sales, exclusive of depreciation and amortization", "Selling, general and administrative" and "Research and development" in the accompanying condensed consolidated statement of income. The net periodic benefit costs for the three months ended March 31, 2013 and 2012 were as follows:

	Pensions		Other Postretirement Benefits
	Three Months Ended March 31		Three Months Ended March 31
	2013	2012	2013	2012
	(Millions)		(Millions)
Service cost	$15	$15	$5	$5
Interest cost	52	56	12	14
Expected return on plan assets	(64)	(67)	—	—
Amortization of prior service credit	—	—	(2)	(1)
Amortization of actuarial losses	28	32	7	9
Settlement losses	18	—	—	—
Net periodic pension cost	$49	$36	$22	$27
PPG does not have a mandatory contribution to make to its U.S. defined benefit pension plans in 2013 and does not plan to make a voluntary contribution in 2013. PPG expects to make mandatory contributions to its non-U.S. plans in 2013 of approximately $77 million, of which $15 million was made as of March 31, 2013.

Separation and Merger
On January 28, 2013, PPG completed the separation of its commodity chemicals business and the merger of the subsidiary holding the PPG commodity chemicals business with a subsidiary of Georgia Gulf (see Note 5). PPG transferred the defined benefit pension plan and other postretirement benefit liabilities for the affected employees in the U.S., Canada, and Taiwan resulting in a net partial settlement loss of $33 million that was recorded in the first quarter of 2013 in "Income from discontinued operations". This Transaction lowered the projected benefit obligation of PPG's defined benefit pension plans by approximately $550 million and the accumulated benefit obligation of the other postretirement benefit plans by approximately $165 million. PPG also transferred to Georgia Gulf related pension assets of approximately $480 million. The pension asset transfer will be adjusted when the amount required to be transferred under ERISA is finalized. Pension and other postretirement benefit expense of $2 million and $6 million is recorded in "Income from discontinued operations" in the first quarter of 2013 and 2012, respectively. These amounts have been excluded from the tables presented above.
Legacy Canadian settlement charges
As part of a restructuring plan announced by PPG in September 2008, PPG closed its glass manufacturing facility in Owen Sound, Ont., Canada. Under Canadian pension regulations, this plant closure resulted in a full windup of the pension plan for the former hourly employees of this plant. The settlement charge is recorded following the approval of the windup by the Canadian pension authorities and when all of the related cash contributions are completed. Cash contributions are made to plans based on estimated cash requirements and must be completed by the end of the five year period from the effective date of the windup. The full windup of the Owen Sound plan was previously approved by the Canadian pension authorities and the Company made the final contributions to this plan in the first quarter of 2013. As a result, the Company recorded a settlement charge in the amount of $16 million related to the net unrecognized actuarial losses associated with the pension plan. There will be additional windup charges of $15-$20 million related to this plant closure as well as another Canadian location closed by PPG in 2009, which are expected to be incurred in 2015 and 2016. The expected cash contributions related to these windups total $5-$10 million from 2013 to 2016.
PPG has also retained certain liabilities for pension and post-employment benefits earned for service up to the 2008 date of sale of its former automotive glass and service business for both active and retired employees as of the divestiture date. In 2009, the acquirer ceased production at the Oshawa, Ont., Canada plant and closed its Hawkesbury, Canada plant in 2010. Under Canadian pension regulations, these plant closures resulted in five partial windups of defined benefit pension plans covering former employees of these plants in Canada. One of the partial windups was previously approved by the Canadian pension authorities and final cash contributions were made by PPG in the first quarter of 2013. As such, the Company recorded a settlement charge in the amount of $2 million related to the net unrecognized actuarial losses associated with this plan. The proposed effective dates of the remaining partial windups are in 2009 and 2010. Cash contributions are currently being made to the plans based on estimated cash requirements and must be completed by the end of the five year period following the proposed effective dates of the partial windups. The settlement charges will be recorded following the approval of the partial windups by the Canadian pension authorities and when the related cash contributions are completed. The remaining partial windups will result in additional settlement charges, which are expected to be incurred in 2014-2015, of approximately $40-$50 million against PPG earnings and require cash contributions to the plans of approximately $5-$10 million.

14.	Shareholders’ Equity
The following tables present the change in total shareholders’ equity for the three months ended March 31, 2013 and 2012, respectively:

(Millions)	Total PPG Shareholders’ Equity	Non- controlling Interests	Total
Balance, January 1, 2013	$4,063	$259	$4,322
Net income	2,410	35	2,445
Other comprehensive income, net of tax	58	(3)	55
Cash dividends	(84)	—	(84)
Issuance of treasury stock	44	—	44
Purchase of treasury stock	(140)	—	(140)
Stock-based compensation activity	(2)	—	(2)
Increase in treasury stock (Note 5)	(1,562)	—	(1,562)
Reduction in non-controlling interests (Note 5)	—	(19)	(19)
Dividends paid on subsidiary common stock to noncontrolling interests	—	(18)	(18)
Balance, March 31, 2013	$4,787	$254	$5,041

(Millions)	Total PPG Shareholders’ Equity	Non- controlling Interests	Total
Balance, January 1, 2012	$3,249	$197	$3,446
Net income	13	38	51
Other comprehensive income, net of tax	147	4	151
Cash dividends	(87)	—	(87)
Issuance of treasury stock	58	—	58
Purchase of treasury stock	(92)	—	(92)
Stock-based compensation activity	5	—	5
Dividends paid on subsidiary common stock to noncontrolling interests	—	(15)	(15)
Other changes in noncontrolling interests	—	(1)	(1)
Balance, March 31, 2012	$3,293	$223	$3,516

15.	Accumulated Other Comprehensive Income

(Millions)	Unrealized Currency Translation Adjustments		Pension and Other Postretirement Benefit Adjustments			Unrealized Gain (Loss) on Derivatives			Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2012		$6			$(1,597)			$(75)		$(1,666)
Current year deferrals to AOCI	(128)		127			(3)			(4)
Separation and Merger Transaction	—		33	(3)		4	(3)		37
Reclassifications from AOCI to Net income	—		21	(1)		4	(2)		25
Net Change		(128)			181			5		58
Balance, March 31, 2013		$(122)			$(1,416)			$(70)		$(1,608)
(1) - Reclassifications from AOCI are included in the computation of net periodic pension cost (See Note 13, "Pension and Other Postretirement Benefits").
(2) - Reclassifications from AOCI are included in the gain or loss recognized on cash flow hedges (See Note 17, "Derivative Financial Instruments and Hedge Activities").
(3) Amounts in AOCI related to the commodity chemicals business were removed from the balance sheet in connection with recording the gain on the separation and merger of this business (See Note 5).
With the exception of unrealized currency translation adjustments, all other components of accumulated other comprehensive loss are reported net of tax. Unrealized currency translation adjustments related to translation of foreign denominated balance sheets are not presented net of tax given that no deferred U.S. income taxes have been provided on undistributed earnings of non-U.S. subsidiaries because they are deemed to be reinvested for an indefinite period of time. The tax cost related to unrealized currency translation adjustments other than translation of foreign denominated balance sheets for the period ended March 31, 2013 was $15 million.
The tax cost related to the adjustment for pension and other postretirement benefits for the period ended March 31, 2013 was approximately $70 million. The cumulative tax benefit related to the adjustment for pension and other postretirement benefits at March 31, 2013 and December 31, 2012 was approximately $890 million and $960 million, respectively. The tax cost related to the change in the unrealized gain on derivatives for the period ended March 31, 2013 was $4 million.

16.	Financial Instruments, Excluding Derivative Financial Instruments
Included in PPG’s financial instrument portfolio are cash and cash equivalents, short-term investments, cash held in escrow, marketable equity securities, company-owned life insurance and short and long-term debt instruments. The fair values of these financial instruments approximated their carrying values at March 31, 2013 and December 31, 2012, in the aggregate, except for long-term debt.
Long-term debt (excluding capital lease obligations) had carrying and fair values totaling $3,324 million and $3,865 million, respectively, as of March 31, 2013. Long-term debt (excluding capital lease obligations) had carrying and fair values totaling $3,939 million and $4,484 million, respectively, as of December 31, 2012. The fair values of the debt instruments were based on discounted cash flows and interest rates then currently available to the Company for instruments of the same remaining maturities. The fair value of debt is measured using level 2 inputs.

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
Interest rate swaps are used from time to time to manage the Company’s exposure to changing interest rates as such rate changes affect the fair value of fixed rate borrowings. No interest rate swaps were outstanding in the three-month periods ended March 31, 2013 and 2012. Forward starting swaps were used in the first quarter 2012 to lock-in a fixed interest rate, to which was added a corporate spread, related to future long-term debt refinancings. PPG also used derivative instruments to manage its exposure to fluctuating natural gas prices through the use of natural gas swap contracts in the first quarter of 2012.
PPG enters into derivative financial instruments with high credit quality counterparties and diversifies its positions among such counterparties in order to reduce its exposure to credit losses. The Company did not realize a credit loss on derivatives during the three month periods ended March 31, 2013 or 2012.
PPG centrally manages certain of its foreign currency transaction risks to minimize the volatility in cash flows caused by currency fluctuations. Decisions on whether to use derivative financial instruments to hedge the net transaction exposures related to all regions of the world are made based on the amount of those exposures by currency and, in certain situations, an assessment of the near-term outlook for certain currencies. This net hedging strategy does not qualify for hedge accounting; therefore, the change in the fair value of these instruments is recorded in "Other charges" in the accompanying condensed consolidated statement of income in the period of change. As of March 31, 2013 and December 31, 2012, the fair value of these contracts was an asset of $0.4 million and an asset of less than $0.1 million, respectively.
PPG designates forward currency contracts as hedges against the Company’s exposure to variability in exchange rates on short-term intercompany borrowings and transactions denominated in foreign currencies. To the extent effective, changes in the fair value of these instruments are deferred in AOCI and subsequently reclassified to "Other charges" in the accompanying condensed consolidated statement of income as foreign exchange gains and losses are recognized on the related intercompany transactions. The portion of the change in fair value considered to be ineffective is recognized immediately in "Other charges" in the accompanying condensed consolidated statement of income. All amounts related to these instruments deferred in AOCI as of March 31, 2013 will be reclassified to earnings within the next twelve months. As of March 31, 2013 and December 31, 2012, the fair value of these instruments was a liability of $8 million and $1 million, respectively.
PPG designates forward currency contracts as hedges against the Company’s exposure to future changes in fair value related to certain firm sales commitments denominated in foreign currencies. These contracts are designated as fair value hedges. As such, they are reported at fair value in the Company’s condensed consolidated balance sheet, with changes in the fair value of these contracts and that of the related firm sales commitments reported in net sales. As of March 31, 2013, these contracts converted $41 million to the South Korean won over the 18 month period ending September 30, 2014. As of December 31, 2012, these contracts converted $56 million to the South Korean won over the 21 month period ending September 30, 2014. As of March 31, 2013 and December 31, 2012, the fair value of the contracts was an asset of $1 million and a net asset of $3 million, respectively.
As of January 1, 2012, PPG had nine U.S. dollar to euro cross currency swap contracts with a total notional amount of $1.16 billion, of which $600 million were to settle on March 15, 2013 and $560 million were to settle on March 15, 2018. In June 2012, $600 million of swaps, with a settlement date of March 15, 2013, were settled with PPG receiving $1 million in cash. On settlement of the remaining outstanding contracts, PPG will receive $560 million U.S. dollars and pay euros to the counterparties to the contracts. During the term of these contracts, PPG will receive semiannual payments in March and September of each year based on U.S. dollar, long-term fixed interest rates, and PPG will make annual payments in March of each year to the counterparties based on euro, long-term fixed interest rates. The Company designated all of the cross currency swaps as hedges of its net investment in certain European businesses and, as a result, the mark to market fair value adjustments of the swaps outstanding have been and will be recorded as a component of AOCI, and the cash flow impact of these swaps has been and will be classified as investing activities in the condensed consolidated statement of cash flows. As of March 31, 2013 and December 31, 2012, the fair value of these contracts was a net liability of $45 million and $95 million, respectively.

As of March 31, 2013 and December 31, 2012, PPG designated €300 million euro-denominated borrowings as a hedge of a portion of PPG’s net investment in the Company’s European operations. As a result, the change in book value from adjusting these foreign denominated borrowings to current spot rates was deferred in AOCI.
As of March 31, 2013 and December 31, 2012 the Company had accumulated pretax unrealized translation gains in AOCI of $49 million and $9 million, respectively, which related to both the euro-denominated borrowings and the cross currency swaps that have been designated as hedges of net investments.
Deferrals in AOCI related to hedges of the Company’s net investments in European operations would be reclassified and recognized in earnings upon a substantial liquidation, sale or partial sale of such investments or upon impairment of all or a portion of such investments.
The Company manages its interest rate risk by balancing its exposure to fixed and variable rates while attempting to minimize its interest costs. Generally, the Company maintains variable interest rate debt at a level of approximately 25 percent to 50 percent of total borrowings. PPG principally manages its fixed and variable interest rate risk by retiring and issuing debt from time to time and through the use of interest rate swaps. During the year ended December 31, 2012, PPG settled all outstanding interest rate swaps, which had converted $445 million of fixed rate debt to variable rate debt, and received $29 million from such settlements. When outstanding, the swaps were designated as fair value hedges. As such, they were carried at fair value. Changes in the fair value of these swaps and that of the related debt were recorded in "Interest expense" in the accompanying condensed consolidated statement of income.
The Company entered into forward starting swaps in 2009 and in the second quarter of 2010 to effectively lock-in a fixed interest rate for future debt refinancings with an anticipated term of 10 years based on the ten year swap rate, to which was added a corporate spread. The notional amount of the swaps outstanding totaled $400 million, which were settled on July 30, 2012, resulting in a cash payment of $121 million. To the extent that the swaps were effective, changes in the fair values of the swap contracts were deferred in AOCI. The portion of the change in fair value considered to be ineffective was recognized immediately in Other charges in the accompanying condensed consolidated statement of income. As of March 31, 2013, the amount deferred in AOCI was $113 million. This balance will be amortized to interest expense over the remaining term of the ten-year debt that was issued on July 31, 2012.
Derivative instruments have been used to manage the Company's exposure to fluctuating natural gas prices through the use of natural gas swap contracts. There were no natural gas swap contracts outstanding as of March 31, 2013 as the price of natural gas has declined for the past four years and is not expected to be as volatile over the next 12 to 18 months as continued development of shale oil and gas reserves will maintain downward pressure on the price of natural gas. In addition, the separation and merger of the former commodity chemicals business (see Note 5) reduces PPG's annual natural gas usage by approximately 70 percent. To the extent that these instruments were effective in hedging PPG’s exposure to price changes, changes in the fair values of the hedge contracts were deferred in AOCI and reclassified to "Cost of sales, exclusive of depreciation and amortization" as the natural gas was purchased. The amount of ineffectiveness was reported in "Other charges" in the accompanying condensed consolidated statement of income immediately. There was no balance in AOCI as of March 31, 2013 or December 31, 2012 related to the contracts.
PPG entered into a one-year renewable equity forward arrangement with a bank in 2003 in order to mitigate the impact on PPG earnings of changes in the fair value of 1,388,889 shares of PPG stock that are to be contributed to the asbestos settlement trust as discussed in Note 20, “Commitments and Contingent Liabilities.” This instrument, which has been renewed, is recorded at fair value as an asset or liability and changes in the fair value of this instrument are reflected in the "Asbestos settlement – net" caption of the accompanying condensed consolidated statement of income. The total principal amount payable for these shares is $62 million. PPG will pay to the bank interest based on the principal amount and the bank will pay to PPG an amount equal to the dividends paid on these shares during the period this instrument is outstanding. The difference between the principal amount and any amounts related to unpaid interest or dividends and the current market price for these shares, adjusted for credit risk, represents the fair value of the instrument as well as the amount that PPG would pay or receive if the bank chose to net settle the instrument. Alternatively, the bank may, at its option, require PPG to purchase the shares covered by the arrangement at the principal amount adjusted for unpaid interest and dividends as of the date of settlement. As of March 31, 2013 and December 31, 2012, the fair value of this contract was an asset of $129 million and $130 million, respectively.
No derivative instrument initially designated as a hedge instrument was undesignated or discontinued as a hedging instrument during the three month periods ended March 31, 2013 or 2012. Nor were any amounts deferred in AOCI reclassified to earnings during these periods related to hedges of anticipated transactions that were no longer expected to occur.

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
For the first three months of 2013, "Other comprehensive income" included a pretax net gain due to cash flow hedge derivatives of $3 million ($1 million, net of tax). This net gain was comprised of realized losses of $6 million and unrealized losses of $3 million. The realized losses related to foreign currency contracts and the amortization of a portion of the balance deferred related to forward starting swaps. The unrealized losses related to the change in fair value of the foreign currency contracts.
For the first three months of 2012, "Other comprehensive income" included a pretax net gain due to cash flow hedge derivatives of $10 million ($6 million, net of tax). This net gain was comprised of realized losses of $4 million and unrealized gains of $6 million. The realized losses related to the settlement during the period of natural gas contracts, interest rate swaps owned by RS Cogen (Refer to Note 10, “Investments” for a discussion regarding this equity method investment), offset in part by realized gains on settlement of foreign currency contracts. The unrealized gains related to the change in fair value of forward starting swaps and foreign currency contracts, partially offset by unrealized losses related to the change in fair value of natural gas contracts and interest rate swaps owned by RS Cogen.
Refer to Note 3, “Fair Value Measurement,” for additional disclosures related to the Company’s derivative instruments outstanding as of March 31, 2013 and December 31, 2012.
The following table provides details for the three month period ended March 31, 2013 related to fair value, cash flow and net investment hedges by type of derivative and financial instrument. All amounts are pretax:

(Millions) Hedge Type	Gain (Loss) Deferred in OCI	Gain (Loss) Recognized
		Amount	Caption
Fair Value
Interest rate swaps	Not applicable	$4	Interest expense
Foreign currency contracts (a)	Not applicable	—	Sales
Equity forward arrangements (a)	Not applicable	(1)	Asbestos - net
Total Fair Value		$3
Cash Flow
Forward starting swaps	—	(3)	Interest expense
Foreign currency contracts (b)	(3)	(3)	Other charges
Total Cash Flow	$(3)	$(6)
Net Investment
Cross currency swaps (c)	$28	$—
Foreign denominated debt	11	Not applicable
Total Net Investment	$39
Non-Hedge
Foreign currency contracts	Not applicable	$—	Other charges
Total Non-Hedge		$—

(a)	The ineffective portion related to each of these items was not greater than $0.1 million of income.

(b)	The ineffective portion related to this item was $2 million of expense.

(c)	The ineffective portion related to this item was $1 million of expense.

The following tables provide details for the three month period ended March 31, 2012 related to fair value, cash flow and net investment hedges by type of financial instrument. All amounts are pretax:

(Millions) Hedge Type	Gain (Loss) Deferred in OCI	Gain (Loss) Recognized
		Amount	Caption
Fair Value
Interest rate swaps (a)	Not applicable	$2	Interest expense
Foreign currency contracts (a)	Not applicable	—	Sales
Equity forward arrangements (a)	Not applicable	18	Asbestos - net
Total Fair Value		$20
Cash Flow
Natural gas swaps (a)	$(4)	$(6)	Cost of sales
Interest rate swaps of an equity method investee	—	—	Other earnings
Forward starting swaps (c)	8	—
Foreign currency contracts (b)	2	2	Other charges
Total Cash Flow	$6	$(4)
Net Investment
Cross currency swaps (d)	$(39)	$—
Foreign denominated debt	(12)	Not applicable
Total Net Investment	$(51)
Non-Hedge
Foreign currency contracts	Not applicable	$—	Other charges
Total Non-Hedge		$—

(a)	The ineffective portion related to each of these items was not greater than $0.1 million of income or expense.

(b)	The ineffective portion related to this item was $3 million of income.

(c)	The ineffective portion related to this item was less than $0.6 million of income.

(d)	The ineffective portion related to this item was $0.4 million of expense.

18.	Cash Flow Information
Cash payments for interest were $66 million and $65 million for the three months ended March 31, 2013 and 2012, respectively. Cash payments for income taxes were $57 million and $48 million for the three months ended March 31, 2013 and 2012, respectively.

19.	Stock-Based Compensation
The Company’s stock-based compensation includes stock options, restricted stock units (“RSUs”) and grants of contingent shares that are earned based on achieving targeted levels of total shareholder return. All current grants of stock options, RSUs and contingent shares are made under the PPG Industries, Inc. Amended and Restated Omnibus Incentive Plan (the “PPG Amended Omnibus Plan”), which was amended and restated effective April 21, 2011. Shares available for future grants under the PPG Amended Omnibus Plan were 7.6 million as of March 31, 2013.
Total stock-based compensation expense was $15 million for the three months ended March 31, 2013 and $14 million for the three months ended March 31, 2012. The total income tax benefit recognized in the accompanying condensed consolidated statement of income related to the stock-based compensation was $5 million for the three months ended March 31, 2013, and $5 million for the three months ended March 31, 2012.
Stock Options
PPG has outstanding stock option awards that have been granted under two stock option plans: the PPG Industries, Inc. Stock Plan (“PPG Stock Plan”) and the PPG Amended Omnibus Plan. Under the PPG Amended Omnibus Plan and the PPG Stock Plan, certain employees of the Company have been granted options to purchase shares of common stock at prices equal to the fair market value of the shares on the date the options were granted. The options are generally exercisable beginning from six to 48 months after being granted and have a maximum term of 10 years. Upon exercise of a stock option, shares of Company stock are issued from treasury stock. The PPG Stock Plan includes a restored option provision for options originally granted prior to January 1, 2003 that allows an optionee to exercise options and satisfy the option price by certifying ownership of mature shares of PPG common stock with a market value equal to the option cost.
During the three months ended March 31, 2013, PPG granted 497,711 stock options under the PPG Amended Omnibus Plan at a weighted average exercise price of $131.51 per share. The weighted average fair value of options granted was $27.37 per share. During the three months ended March 31, 2012, PPG granted 779,498 stock options under the PPG Omnibus Plan at a weighted average exercise price of $89.94 per share. The weighted average fair value of options granted was $17.90 per share.
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

The fair value of the stock option grants issued in the three months ended March 31, 2013 was calculated with the following weighted average assumptions:

Risk free interest rate	1.3%
Expected life of option in years	6.5
Expected dividend yield	3.2%
Expected volatility	29.9%
Restricted Stock Units
Long-term incentive value is delivered to selected key management employees by granting RSUs, which have either time or performance-based vesting features. The fair value of an RSU is equal to the market value of a share of PPG stock on the date of grant. Time-based RSUs vest over the three-year period following the date of grant, unless forfeited, and will be paid out in the form of stock, cash or a combination of both at the Company’s discretion at the end of the three year vesting period. Performance-based RSUs vest based on achieving specific annual performance targets for earnings per share growth and cash flow return on capital over the three calendar year-end periods following the date of grant. Unless forfeited, the performance-based RSUs will be paid out in the form of stock, cash or a combination of both at the Company’s discretion at the end of the three-year performance period if PPG meets the performance targets. The amount paid for performance-based awards may range from 0 percent to 180 percent of the original grant, based upon the frequency with which the annual earnings per share growth and cash flow return on capital performance targets are met over the three calendar year periods. For the purposes of expense recognition, PPG has assumed that performance-based RSUs granted in 2011 will vest at the 150 percent level and those granted in 2012 and 2013 will vest at the 100 percent level. As of December 31, 2012, four of the four possible performance targets had been met for the 2011 grant and two of the two possible performance targets had been met for the 2012 grant.
During the three months ended March 31, 2013, PPG granted 152,875 RSUs at a weighted average fair value of $124.80 per share. Also, during the three months ended March 31, 2012, PPG granted 245,997 RSUs at a weighted average fair value of $83.27 per share.
Contingent Share Grants
The Company also provides grants of contingent shares to selected key executives that may be earned based on PPG total shareholder return over the three-year period following the date of grant. Contingent share grants (referred to as “TSR awards”) are made annually and are paid out at the end of each three-year period based on the Company’s performance. Performance is measured by determining the percentile rank of the total shareholder return of PPG common stock in relation to the total shareholder return of the S&P 500 for the three-year period following the date of grant. This comparison group represents the entire S&P 500 Index as it existed at the beginning of the performance period. The payment of awards following the three-year award period will be based on performance achieved in accordance with the scale set forth in the plan agreement and may range from 0 percent to 220 percent of the initial grant. A payout of 100 percent is earned if the target performance is achieved. Contingent share awards granted in

2011, 2012 and 2013 earn dividend equivalents for the award period, which will be paid to participants with the award payout at the end of the period based on the actual number of contingent shares that are earned. Any payments made at the end of the award period may be in the form of stock, cash or a combination of both. The TSR awards qualify as liability awards, and compensation expense is recognized over the three-year award period based on the fair value of the awards (giving consideration to the Company’s percentile rank of total shareholder return) remeasured in each reporting period until settlement of the awards.

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
In 2010, Transitions Optical, Inc. (“TOI”), a consolidated subsidiary of the Company, entered into a settlement agreement, without admitting liability, with the Federal Trade Commission, which had alleged that TOI violated Section 5 of the Federal Trade Commission Act. Following the announcement of the settlement with the Federal Trade Commission, 30 private putative class cases were filed against TOI, alleging that it has monopolized and/or conspired to monopolize the market for photochromic lenses. All of the federal actions have been transferred and centralized in the Middle District of Florida (the “MDL Action”). Amended complaints in the MDL Action were filed in November and December 2010. In late 2011, the court ruled on TOI's motion to dismiss and allowed the plaintiffs to file new or further amended complaints. Plaintiffs in the MDL Action include Insight Equity A.P. X, LP, d/b/a Vision-Ease Lens Worldwide, Inc., which has sued on its own behalf, and putative classes of “direct purchasers,” including laboratories and retailers (the “Lab/Retailer Plaintiffs”), and “indirect purchasers,” consisting of end-user consumers. Plaintiffs in the MDL Action generally allege that TOI's exclusive dealing arrangements resulted in higher prices and seek lost profits and damages determined by the price premium attributable to wrongful exclusive deals. The damages sought are subject to trebling. The Lab/Retailer Plaintiffs also allege that TOI and certain affiliates of Essilor International SA conspired with respect to the wrongful exclusive dealing arrangements. In March 2013, the magistrate judge issued her report and recommendation to deny the class certification motion of the Lab/Retailer Plaintiffs. The magistrate judge has not issued her report and recommendation on the class certification motion of the consumer plaintiffs. The reports and recommendations on class certification of the magistrate judge will be referred to the district court judge for a final ruling, which is expected to occur in 2013. TOI believes it has meritorious defenses and continues to defend all of the above-described actions vigorously.
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
Background of PC Bankruptcy Plan of Reorganization
On April 16, 2000, PC filed for Chapter 11 Bankruptcy in the U.S. Bankruptcy Court for the Western District of Pennsylvania located in Pittsburgh, Pa. Accordingly, in the first quarter of 2000, PPG recorded an after-tax charge of $35 million for the write-off of all of its investment in PC. As a consequence of the bankruptcy filing and various motions and orders in that proceeding, the asbestos litigation against PPG (as well as against PC) has been stayed and the filing of additional asbestos suits against them has been enjoined, until 30 days after the effective date of a confirmed plan of reorganization for PC substantially in accordance with the settlement arrangement among PPG and several other parties discussed below. By its terms, the stay may be terminated if the Bankruptcy Court determines that such a plan will not be confirmed, or the settlement arrangement set forth below is not likely to be consummated.
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
Since the June 16, 2011 ruling, the third amended plan of reorganization has been the subject of negotiations among the parties in interest, amendments, proposed amendments and hearings. On April 20, 2012, PC filed plan materials with proposed amendments to the third amended PC plan of reorganization, which PPG believes would, upon adoption as a final amended plan, resolve all of the issues raised by the Bankruptcy Court in its June 16, 2011 ruling. On June 21, 2012, the Bankruptcy Court heard argument regarding whether the remaining insurer objectors had standing to continue to prosecute their objections to the plan materials. The Bankruptcy Court did not rule at that time on the question of the remaining insurer objectors’ standing, but took the matter under advisement. On July 17, 2012, the Bankruptcy Court issued an order setting forth the schedule for finalizing an amended plan and moving the PC bankruptcy reorganization proceedings forward. Specifically, the Bankruptcy Court ordered that an amended plan of reorganization be filed on or before August 20, 2012. Consistent with that order, PC filed an amended PC plan of reorganization on August 17, 2012, along with a certification advising the Bankruptcy Court that the August 17, 2012 amended PC plan of reorganization was identical to the plan materials filed on April 20, 2012. The July 17 order contemplated further proceedings in connection with potential objections to that plan and set a hearing for October 10, 2012 for arguments on any objections. Objections were filed by three entities on or before the deadline prescribed by the Bankruptcy Court. One set of objections was resolved by PC and another set merely restated for appellate purposes objections filed by a party that the Bankruptcy Court previously overruled. The Bankruptcy Court heard oral argument on the one remaining set of objections filed by the remaining insurer objectors on October 10, 2012. At the conclusion of that argument, the Bankruptcy Court set forth a schedule for negotiating and filing language that would resolve some, but not all, of the objections to confirmation advanced by the insurer objectors. On October 25, 2012, PC filed a notice regarding proposed confirmation order language that resolved those specific objections. The Bankruptcy Court has taken the remaining objections under advisement. At a hearing on April 24, 2013, the Bankruptcy Court stated its intention to rule on confirmation during May 2013.
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
Asbestos Claims Retained by PPG
The channeling injunction provided for under the third amended PC plan of reorganization, as amended, will not extend to any claim against PPG that arises out of exposure to any asbestos or asbestos-containing products manufactured, sold and/or distributed by PPG or its subsidiaries that is not a PC Relationship Claim, and in this respect differs from the channeling injunction contemplated by the second amended PC plan of reorganization filed in 2003. While management believes that the vast majority of the approximately 114,000 claims against PPG alleging personal injury from exposure to asbestos relate to products manufactured, distributed or sold by PC, the potential liability for any non-PC Relationship Claims will be retained by PPG. Because a determination of whether an asbestos claim is a non-PC Relationship Claim would typically not be known until shortly before trial and because the filing and prosecution of asbestos claims (other than certain premises claims) against PPG has been enjoined since April 2000, the actual number of non-PC Relationship Claims that may be pending at the expiration of the stay or the number of additional claims that may be filed against PPG in the future cannot be determined at this time. PPG does not expect the Bankruptcy Court to lift the stay until after confirmation or rejection of the third amended PC plan of reorganization, as amended, although the Bankruptcy Court may entertain motions to lift the stay as to specific claims or may otherwise modify the stay. PPG intends to defend against all such claims vigorously and their ultimate resolution in the court system is expected to occur over a period of years.
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
PPG’s obligation under the 2009 PPG Settlement Arrangement at December 31, 2008 was $162 million less than the amount that would have been due under the 2002 PPG Settlement Arrangement. This reduction is attributable to a number of negotiated provisions in the 2009 PPG Settlement Arrangement, including the provisions relating to the channeling injunction under which PPG retains liability for any non-PC Relationship Claims. PPG will retain such amount as a reserve for asbestos-related claims that will not be channeled to the Trust, as this amount represents PPG’s best estimate of its liability for these claims. PPG does not have sufficient current claim information or settlement history on which to base a better estimate of this liability, in light of the fact that the Bankruptcy Court’s stay has been in effect since 2000. As a result, PPG’s reserve at March 31, 2013 and December 31, 2012 for asbestos-related claims that will not be channeled to the Trust is $162 million. This amount is included within "Other liabilities" on the accompanying consolidated balance sheets. In addition, under the 2009 PPG Settlement Arrangement, PPG will retain for its own account rights to recover proceeds from certain historical insurance assets, including policies issued by non-participating insurers. Rights to recover these proceeds would have been assigned to the Trust by PPG under the 2002 PPG Settlement Arrangement.
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
Of the total obligation of $920 million under the 2009 PPG Settlement Arrangement at March 31, 2013, $680 million is reported as a current liability and the present value of the payments due in the years 2014 to 2023 totaling $240 million is reported as a non-current liability in the accompanying condensed consolidated balance sheet. The future accretion of the noncurrent portion of the liability will total $105 million and be reported as expense in the condensed consolidated statement of income over the period through 2023, as follows (in millions):

Remainder of 2013	$10
2014	14
2015 – 2023	81
Total	$105
The following table summarizes the impact on PPG’s financial statements for the three months ended March 31, 2013 and 2012 resulting from the 2009 PPG Settlement Arrangement including the change in fair value of the stock to be transferred to the Trust and the equity forward instrument (see Note 17, “Derivative Financial Instruments and Hedge Activities”) and the increase in the net present value of the future payments to be made to the Trust.

	Three Months Ended March 31
Increase (decrease) in expense	2013	2012
	(Millions)
Change in fair value:
PPG stock	$(2)	$17
Equity forward instrument	2	(18)
Accretion of asbestos liability	3	4
Asbestos settlement – net expense	$3	$3
The fair value of the equity forward instrument is included as an "Other current asset" as of March 31, 2013 and December 31, 2012 in the accompanying condensed consolidated balance sheet. Payments under the fixed payment schedule require annual payments that are due each June. The current portion of the asbestos settlement liability included in the accompanying condensed consolidated balance sheet as of March 31, 2013 consists of all such payments required through June 2013, the fair value of PPG’s common stock and the value of PPG’s investment in Pittsburgh Corning Europe. The amount due June 30, 2014 of $5 million and the net present value of the remaining payments is included in the long-term asbestos settlement liability in the accompanying condensed consolidated balance sheet as of March 31, 2013.
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
As of March 31, 2013 and December 31, 2012, PPG had reserves for environmental contingencies totaling $297 million and $332 million, respectively, of which $96 million and $101 million, respectively, were classified as current liabilities. The reserve at March 31, 2013 included $201 million for environmental contingencies associated with PPG’s former chromium manufacturing plant in Jersey City, N.J. and associated sites (“New Jersey Chrome”) and $96 million for other environmental contingencies, including National Priority List sites and legacy glass and chemical manufacturing sites. The reserve at December 31, 2012 included $221 million for environmental contingencies associated with New Jersey Chrome, $80 million for other environmental contingencies, including National Priority List sites and legacy glass and chemical manufacturing sites, and $31 million for environmental contingencies associated with the Calcasieu River estuary located near the Lake Charles, La. chlor-alkali plant and two operating plant sites in PPG’s former commodity chemicals business. Pretax charges against income from continuing operations for environmental remediation costs totaled $13 million and $160 million, respectively, for the three months ended March 31, 2013 and 2012, and are included in "Other charges" in the accompanying condensed consolidated statement of income. Included in the 2013 environmental remediation expense is a charge of $12 million for remediation costs at a legacy chemical manufacturing site in Barberton, Ohio based on an updated estimate of costs for remediation activities at this site. Income from discontinued operations includes $1 million of environmental remediation expense in the three months ended March 31, 2012. Cash outlays related to all environmental remediation aggregated $23 million and $13 million, respectively, for the three months ended March 31, 2013 and 2012. The first quarter of 2012 spending included $3 million associated with environmental remediation liabilities of the former commodity chemicals business. Management expects pretax charges for environmental remediation costs during the remainder of 2013 to be within the range of $10 million to $25 million.
Management expects cash outlays for environmental remediation costs to be approximately $80 million in the remainder of 2013, approximately $100 million through 2015 and to range from $10 million to $30 million annually through 2018. It is possible that technological, regulatory and enforcement developments, the results of environmental studies and other factors could alter the Company’s expectations with respect to future charges against income and future cash outlays. Specifically, the level of expected future remediation costs and cash outlays is highly dependent upon activity related to New Jersey Chrome, as discussed below.
Separation and Merger of the Commodity Chemicals Business
All known environmental liabilities associated with the commodity chemicals business, including remediation of the Calcasieu River estuary in Lake Charles, La., and the existing reserve totaling $31 million were transferred with the separation of this business from PPG and subsequent merger of the subsidiary holding the PPG commodity chemicals business with a subsidiary of Georgia Gulf (see Note 5). The newly merged company, Axiall, assumed responsibility for these liabilities. As a result of this transaction, PPG retained responsibility for potential environmental liabilities that may result from future Natural Resource Damage claims and any potential tort claims at the Calcasieu River Estuary associated with activities and historical operations of the Lake Charles, La. facility. PPG will additionally retain responsibility for all liabilities relating to, arising out of or resulting from sediment contamination in the Ohio River resulting from historical activities and operations at the Natrium, W.Va. facility.
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
A settlement agreement among PPG, NJDEP and Jersey City (which had asserted claims against PPG for lost tax revenue) has been reached and memorialized in the form of a Judicial Consent Order (the “JCO”) that was entered by the court on June 26, 2009. PPG’s remedial obligations under the ACO with NJDEP have been incorporated into the JCO. Pursuant to the JCO, a new process has been established for the review of the technical reports PPG must submit for the investigation and remedy selection for the 14 ACO sites and the six sites for which PPG has accepted sole responsibility under the terms of the Orphan Sites Settlement (“20 PPG sites”). The JCO also provided for the appointment of a court-approved Site Administrator who is responsible for establishing a master schedule for the remediation of the 20 PPG sites. The JCO established a goal, based on currently applicable remedial provisions, to remediate soils and sources of contamination at the 20 PPG sites as expeditiously as possible for completion at the end of 2014 in accordance with the master schedule developed by the Site Administrator. On July 6, 2009, former United States Environmental Protection Agency Deputy Administrator, Michael McCabe, was appointed as Site Administrator under the JCO. The JCO also resolved the claims for reparations for lost tax revenues by Jersey City with the payment of $1.5 million over a five year time period. The JCO did not otherwise affect PPG’s responsibility for the remediation of the 14 ACO sites. PPG’s estimated costs under the JCO, including amounts related to site administration, are included in the March 31, 2013 reserve for New Jersey Chrome environmental remediation matters.
In the first quarter of 2012, an additional site was identified for which PPG has assumed responsibility for hexavalent chromium contamination. PPG learned that chromate waste from its former plant site was transported and used as construction fill at this location. PPG is working cooperatively with the property owner to support his cleanup of the site. A preliminary estimate of the cost to investigate and remediate hexavalent chromium contamination has been included in the accrued liability balance at March 31, 2013.
Since October 2006, activities contained in the feasibility study work plan have been undertaken and remedial alternatives were assessed which included, but were not limited to, soil excavation and offsite disposal in a licensed disposal facility, in situ chemical stabilization of soil and groundwater, and in situ solidification of soils. The feasibility study work plan for the former chromium manufacturing site previously submitted in 2006 was incorporated into a remedial action work plan. PPG submitted a preliminary draft soil remedial action work plan for the former chromium manufacturing and adjacent sites to NJDEP in June 2011. PPG received commentary from the NJDEP in connection with their review. The work plans for interim remedial measures at the chromium manufacturing site, which consisted of the removal and off-site disposal of approximately 70,000 tons of chromium impacted soil and concrete foundations, was approved by NJDEP and the associated work was completed in the third quarter 2011. The submission of a final draft soil remedial action work plan for the former chromium manufacturing and adjacent sites was initially required to be submitted to NJDEP in May 2012. However, this submission has been delayed while PPG works with NJDEP and Jersey City to address issues related to PPG’s proposed approach to obtaining use limitations for the properties that will be remediated. Property owners must accept use limitations before NJDEP may approve a remedial action work plan. In the meantime, NJDEP has completed a review of the technical aspects of PPG's proposed soil remedial action work plan and has expressed their support of the remediation activities identified therein which PPG continues to perform while the issues related to use limitations for these properties are being addressed. PPG has submitted a final draft remedial action work plan for one other remaining site under the ACO which has been conditionally approved by the NJDEP. Remedial activities began at this site in 2013. In addition, during 2012 PPG completed remedial activities at three sites PPG has accepted sole responsibility under the terms of the Orphan Sites Settlement and have received "No Further Action" determination from the NJDEP for the sites. Soil investigation activities for all remaining sites covered by the ACO are also expected to be completed in 2013, and PPG believes the results of the work performed in connection with the preparation of the plan, as described above provides the Company with relevant information concerning remediation alternatives and estimated costs at these sites.
As work continued at all of the New Jersey Chrome sites and the final draft soil remedial action work plan for the former chromium manufacturing and adjacent sites was being developed, the estimated remediation costs were refined for all New Jersey Chrome sites and the updated information was used to compile a new estimate of the remediation costs, which resulted in a charge of $145 million in the first quarter of 2012. The liability for remediation of the New Jersey Chrome sites totals $201 million at March 31, 2013. The major cost components of this liability continue to be related to transportation and disposal of impacted soil as well as construction services. These components account for approximately 55% and 30% of the accrued amount, respectively, as of March 31, 2013. The accrued liability also includes estimated costs for water treatment, engineering and project management. The final draft soil remedial action work plan is based upon plans for PPG to obtain use limitations for the properties that will be remediated by various means including the purchase of certain sites. Based on our recently completed and on going investigations, approximately one million tons of soil may be potentially impacted for all New Jersey Chrome sites. The most significant assumptions underlying the current cost estimate are those related to the extent and concentration of chromium impacts in the soil, as these determine the quantity of soil that must be treated in place, the quantity that will have to be excavated and transported for offsite disposal, and the nature of disposal required. The charges taken for the estimated cost to remediate the New Jersey Chrome sites are exclusive of any third party indemnification, as the recovery of any such amounts is uncertain. Information will continue to be generated from the ongoing groundwater remedial investigation activities related to New Jersey Chrome and will be incorporated into a final draft remedial action work plan for groundwater expected to be submitted to NJDEP in the second quarter of 2014.
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
Remediation: Reasonably Possible Matters
In addition to the amounts currently reserved for environmental remediation, the Company may be subject to loss contingencies related to environmental matters estimated to be as much as $100 million to $235 million. Such unreserved losses are reasonably possible but are not currently considered to be probable of occurrence. This range of reasonably possible unreserved loss relates to environmental matters at a number of sites including; i) additional costs at New Jersey Chrome, which represents about half of this potential range and ii) a number of other sites, including legacy glass and chemical manufacturing sites. The loss contingencies related to these sites include significant unresolved issues such as the nature and extent of contamination at these sites and the methods that may have to be employed to remediate them.
The status of the remediation activity at New Jersey Chrome and the factors that could result in the need for additional environmental remediation reserves at those sites are described above. Certain remedial actions are occurring at a legacy chemical manufacturing site in Barberton, Ohio, where PPG has completed a Facility Investigation and Corrective Measure Study (“CMS”) under USEPA’s Resource Conservation and Recycling Act (“RCRA”) Corrective Action Program. PPG has been implementing the remediation alternatives recommended in the CMS using a performance-based approach with USEPA Region V oversight. However, USEPA Region V transferred its oversight authority to the Ohio Environmental Protection Agency (“OEPA”) in 2010. The Barberton Corrective Action Permit was issued by OEPA on September 24, 2010. As part of this permit, PPG is responsible for filing engineering remedies for various issues at this site. Several of these remedies have not yet been filed with the OEPA. PPG has been addressing impacts from a legacy plate glass manufacturing site in Kokomo, Indiana under the Voluntary Remediation Program of the Indiana Department of Environmental Management. PPG is currently performing additional investigation activities.

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
Other Matters
The Company accrues for product warranties at the time the products are sold based on historical claims experience. As of March 31, 2013 and December 31, 2012, the reserve for product warranties were $13 million and $14 million , respectively. Pretax charges against income for product warranties and the related cash outlays were not material for the three months ended March 31, 2013 and 2012.
The Company had outstanding letters of credit and surety bonds of $132 million and guarantees of $82 million as of March 31, 2013. The Company does not believe any loss related to such guarantees is likely.

21.	Reportable Segment Information
PPG is a multinational manufacturer with 12 operating segments that are organized based on the Company’s major products lines. These operating segments are also the Company’s reporting units for purposes of testing goodwill for impairment. The operating segments have been aggregated based on economic similarities, the nature of their products, production processes, end-use markets and methods of distribution into five reportable business segments.
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
On January 28, 2013, PPG completed the separation of its commodity chemicals business and the merger of the subsidiary holding PPG's former commodity chemicals business with a subsidiary of Georgia Gulf. As a result of the completion of this transaction, the sales and results of operations of the commodity chemicals business were reclassified to discontinued operations for all periods presented and there no longer is a Commodity Chemicals operating or reportable segment (see Note 5).

Reportable segment net sales and segment income for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31
	2013	2012
	(Millions)
Net sales:
Performance Coatings	$1,124	$1,150
Industrial Coatings	1,183	1,076
Architectural Coatings - EMEA	454	517
Optical and Specialty Materials	314	334
Glass	256	256
Total (a)	$3,331	$3,333
Segment income:
Performance Coatings	$172	$160
Industrial Coatings	178	150
Architectural Coatings - EMEA	20	16
Optical and Specialty Materials	99	109
Glass	5	8
Total	474	443
Legacy items (b)	(46)	(175)
Business restructuring (See Note 8)	—	(208)
Acquisition-related costs (c)	(7)	(6)
Interest expense, net of interest income	(43)	(41)
Other unallocated corporate expense – net	(60)	(60)
Income (loss) from continuing operations before income taxes	$318	$(47)

(a)	Intersegment net sales for the three months ended March 31, 2013 and 2012 were not material.

(b)
Legacy items include current costs related to former operations of the Company, including pension and other postretirement benefit costs, certain charges for legal matters and environmental remediation costs, and certain charges which are considered to be unusual or non-recurring including the earnings impact of the proposed asbestos settlement. Legacy items also include equity earnings from PPG’s approximate 40 percent investment in the former automotive glass and services business. The expense for the three months ended March 31, 2013 and 2012 includes nonrecurring environmental remediation pretax charges of $12 million and $159 million, respectively. The 2012 charge relates to continued environmental remediation activities at legacy chemicals sites, primarily at PPG’s former Jersey City, N.J. chromium manufacturing plant and associated sites. The expense for the three months ended March 31, 2013 include a pretax charge of $18 million for the settlement losses related to certain legacy Canadian glass pension plans.

(c)
For the three months ended March 31, 2013, the expense includes the flow-through cost of sales of the step up to fair value of inventory acquired from Spraylat and advisory, legal, accounting, valuation and other professional or consulting fees incurred in connection with acquisition activity. For the three months ended March 31, 2012, the expense represents the flow-through cost of sales of the step up to fair value of inventory acquired from Dyrup and Colpisa. These costs are considered to be unusual and non-recurring and do not reduce the segment earnings used to evaluate the performance of the operating segments.

22.	Subsequent Event

On April 1, 2013, PPG finalized the acquisition of the North American architectural coatings business of Akzo Nobel N.V., Amsterdam, for $948 million, net of cash acquired, and including a preliminary working capital adjustment. The purchase price is subject to customary post closing adjustments. The acquisition further extends PPG’s architectural coatings business in the United States, Canada and the Caribbean. With this acquisition, PPG has expanded its reach in all three major North American distribution channels, including home centers, independent paint dealers and company-owned paint stores. The acquired business had full-year 2012 sales of approximately $1.5 billion. Preliminary purchase accounting for this acquisition has not been completed. The results of this acquired business will be included in the Performance Coatings segment as of April 1, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Separation and Merger of PPG’s Commodity Chemical Business
On January 28, 2013, PPG completed the separation of its commodity chemicals business and the merger of the subsidiary holding the PPG commodity chemicals business with a subsidiary of the Georgia Gulf Corporation ("Georgia Gulf"). The combined company formed by uniting Georgia Gulf with PPG's former commodity chemicals business is named Axiall Corporation ("Axiall"). PPG holds no ownership interest in Axiall. The results of operations and cash flows of the commodity chemicals business for the month of January are presented in the accompanying financial statements as the results from discontinued operations. The results of operations and cash flows of the commodity chemicals business for the period ended March 31, 2012 have been reclassified in these condensed consolidated financial statements to conform to the presentation of discontinued operations. See Note 5, "Separation and Merger Transaction" in Item 1 - Financial Statements, for additional additional information relating to this transaction.
Performance in First Quarter of 2013 Compared to First Quarter of 2012
Performance Overview
Sales in the first quarter of 2013 of $3,331 million were essentially level with the sales of $3,333 million for the first quarter of 2012. Higher selling prices increased sales about 1 percent and the impact of acquisitions increased sales about 2 percent. Overall sales volumes were down 3 percent. Higher selling prices benefited most businesses due, in part, to the carryover impact of 2012 price increases and to offset low-single-digit inflation in the first quarter of 2013, which includes increases in raw material and transportation costs and general inflation. Sales from acquisitions include the Spraylat business acquired in December 2012 and the impact of consolidating the results of an Indian joint venture over which PPG now has management control. Volumes grew in the Industrial Coatings and Glass segments, but fell in the remaining segments. Year-over-year results in several businesses were negatively impacted by fewer shipping days during the quarter due to the absence of the leap year and the earlier observance of the Easter holiday compared to 2012. Sales volume was inconsistent by region. Economic momentum in the United States and Canada continued and growth returned in many end-use markets in Asia Pacific. However, Europe experienced further broad demand weakening. Overall sales trends were also varied by end-use market.
Cost of sales, exclusive of depreciation and amortization, was $1,947 million for the first quarter of 2013 level with $1,946 million for the first quarter of 2012. Cost of sales decreased year-over-year due to lower sales volumes, lower manufacturing costs and currency translation, offset by the cost of sales of acquired businesses. Cost of sales as a percentage of sales for the first quarter of 2013 was comparable with the first quarter of 2012.
Selling, general and administrative expenses decreased by $26 million in the first quarter of 2013 compared to the first quarter of 2012. These costs decreased principally as a result of management's continued cost discipline including savings from restructuring actions initiated in March 2012. These savings were partially offset by costs from businesses held less than one year and overhead inflation. The impact of foreign currency translation was minimal. Selling, general and administrative expenses decreased as a percent of sales to 23.9 percent in the first quarter of 2013 from 24.7 percent in the first quarter of 2012.
Other charges decreased to $25 million in the first quarter of 2013 from $170 million in the first quarter of 2012. The decrease is due to lower legacy environmental remediation charges. The quarter ended March 31, 2013 includes a pretax charge of $12 million related to environmental remediation at a legacy chemical manufacturing site. The quarter ended March 31, 2012 included a pretax charge of $159 million, relating primarily to the estimated environmental remediation costs at a former chromium manufacturing plant and associated sites in New Jersey.
Other earnings decreased to $24 million in the first quarter of 2013 as compared to $29 million for the first quarter of 2012. The decrease reflects lower equity earnings, primarily from our Asian fiber glass joint ventures, due to a decline in the consumer electronics markets.
The effective tax rate on pretax earnings from continuing operations for the quarter ended March 31, 2013 was 20 percent compared to 66 percent tax benefit in the first quarter of 2012. The effective rate on pretax earnings from continuing operations for the quarter ended March 31, 2013 includes tax benefits of $5 million or 26.7 percent for the settlement of legacy pension plans, $4 million or 37.4 percent for a legacy environmental remediation charge, and $2 million or 26.4 percent for acquisition-related costs. The quarter also includes an after-tax benefit of $10 million for the retroactive impact of US tax law changes enacted in early 2013 and that were not included in previously reported

2012 earnings. The effective tax rate on the remaining pre-tax earnings from continuing operations was 24 percent resulting in tax expense of $85 million.
The effective tax rate on pretax losses from continuing operations for the quarter ended March 31, 2012 includes tax benefits of $60 million or 37.7 percent for estimated environmental remediation costs primarily at a former chromium manufacturing plant and associated sites in New Jersey, $45 million or 21.4 percent for business restructuring charges and $2 million or 28.6 percent for acquisition-related expenses. The effective tax rate on the remaining pre-tax earnings from continuing operations was 23.5 percent resulting in tax expense of $76 million.
Diluted earnings-per-share for the three months ended March 31, 2013 were $16.31, comprised of net income from continuing operations of $1.48 and discontinued operations, net of tax of $14.83. Excluding the charges related to legacy pension and environmental costs, as well as acquisition-related costs and the non-recurring retroactive tax benefit, adjusted diluted earnings-per-share from continuing operations for the three months ended March 31, 2013 were $1.58. This compares to adjusted diluted earnings-per-share from continuing operations of $1.41 for the three months ended March 31, 2012, excluding the charges in that quarter related to business restructuring and environmental remediation and acquisition-related costs. The increase in diluted earnings-per-share resulted from higher earnings and a reduction in the number of shares outstanding as a result of the 10.8 million PPG shares tendered to the Company in the exchange offer in connection with the separation and merger of the Company's former commodity chemicals business (See Note 5) as well as the approximately 1 million shares repurchased in the first quarter of 2013.
Looking to the second quarter, the Company anticipates the positive economic momentum in the United States and Asia to continue and conditions in Europe to remain challenging, with limited prospects for near-term improvement. The Company expects the earnings growth trend to continue based on its geographic and end-use market diversity, additional benefits from implementation of the restructuring program already underway, and through continued aggressive management of PPG's businesses.
Regulation G Reconciliation – Net Income and Earnings per Diluted Share
PPG believes investors’ understanding of the Company’s operating performance is enhanced by the disclosure of net income and earnings per diluted share adjusted for nonrecurring charges. PPG’s management considers this information useful in providing insight into the Company’s ongoing operating performance because it excludes the impact of items that cannot reasonably be expected to recur on an ongoing basis. Net income and earnings per diluted share adjusted for these items are not recognized financial measures determined in accordance with U.S. generally accepted accounting principles (GAAP) and should not be considered a substitute for net income or earnings per diluted share or other financial measures as computed in accordance with U.S. GAAP. In addition, adjusted net income and adjusted earnings per diluted share may not be comparable to similarly titled measures as reported by other companies.
Net income (attributable to PPG) and earnings-per-share – assuming dilution (attributable to PPG) are reconciled to adjusted net income (attributable to PPG) and adjusted earnings-per-share – assuming dilution below:

(Millions, except per share amounts)
Three Months ended March 31, 2013	Continuing Operations		Discontinued Operations		Net Income
	Net Income	EPS	Net Income	EPS	Net Income	EPS
Net income (attributable to PPG)	$219	$1.48	$2,191	$14.83	$2,410	$16.31
Net income (attributable to PPG) includes:
Charges related to business acquisitions	5	0.03			5	0.03
Charges related to legacy pension settlements	13	0.09			13	0.09
Charges related to legacy environmental remediation	8	0.05			8	0.05
Impact of one time retroactive U.S. tax law change	(10)	(0.07)			(10)	(0.07)
Adjusted net income	$235	$1.58	$2,191	$14.83	$2,426	$16.41

(Millions, except per share amounts)
Three Months ended March 31, 2012	Continuing Operations		Discontinued Operations		Net Income
	Net Income	EPS	Net Income	EPS	Net Income	EPS
Net income (attributable to PPG)	($50)	($0.32)	$63	$0.40	$13	$0.08
Net income (attributable to PPG) includes:
Charges related to business restructuring	163	1.06			163	1.06
Charges related to environmental remediation	99	0.64			99	0.64
Charges related to business acquisitions	4	0.03			4	0.03
Adjusted net income	$216	$1.41	$63	$0.40	$279	$1.81
Performance of Reportable Business Segments
Performance Coatings sales decreased $26 million, to $1,124 million for the first quarter of 2013 compared to $1,150 million for the first quarter of 2012. The sales decrease was due to 5 percent lower volumes, partially offset by 2 percent higher pricing and 1 percent higher sales from acquired businesses. Sales volumes remained varied by region and business. Volume growth continued in the aerospace coatings business where industry demand remains strong. U.S. architectural coatings sales grew by low-single-digit percentages with mid-to-high single digit percentage same store growth in company-owned stores, mid-single-digit percentage growth in national retail accounts and lower sales in the independent dealer channel. The architectural coatings sales gains were despite fewer sales days in this year's quarter as noted above, along with robust first quarter 2012 sales volume due to favorable weather conditions that resulted in an early start to the paint season. Offsetting the segment sales gains was a decline in volume in the protective and marine coatings business due to further, notable weakness in the marine new-build market as global demand remains very subdued. Automotive refinish coating sales volumes declined primarily due to European demand weakness. Also, of note is that first quarter 2012 automotive refinish U.S. volumes grew more than 10 percent, so the comparable period in that region was very difficult. Segment income was $172 million for the first quarter of 2013, an increase of $12 million compared to the first quarter of 2012, despite the unfavorable earnings impact of lower sales. Segment income grew because of lower overhead and manufacturing costs stemming from restructuring actions and ongoing cost management. These factors more than offset the negative impact of reduced sales. Cost inflation continued in the quarter but at a reduced rate compared to prior quarters.
Looking ahead to the second quarter, the largest factor that will influence the Performance Coatings segment results is the inclusion of the results of AkzoNobel's North American architectural coatings business following the completion of the Company's acquisition of that business on April 1, 2013. The acquired business is being integrated with the Company's existing architectural coatings business. The combined business is expected to benefit from favorable conditions in the U.S. construction markets where, despite recent improvement, the potential for further sales volume recovery exists. Sequential demand in the longer cycle aerospace and protective and marine businesses is expected to resemble the first quarter. Refinish sales in the prior year second quarter were hampered by customer destocking in Europe, and the Company anticipates a more normal sales demand pattern in the second quarter of 2013. This segment is expected to continue to benefit from additional cost savings from continued implementation of the previously announced restructuring program.
Industrial Coatings sales increased 10 percent, or $107 million, to $1,183 million for the first quarter of 2013 compared to $1,076 million for the first quarter of 2012. The sales increase was driven by 4 percent volume growth and 5 percent from acquisitions. For the quarter, PPG's global automotive OEM (original equipment manufacturer) coatings volumes grew 8 percent, well outpacing the automotive industry performance where production was down 1 percent. PPG's performance also outpaced the automotive industry in each region, including Europe where PPG grew volumes modestly versus an 11 percent industry decline. Packaging coatings volumes increased low-single digit percentages globally, aided by strong growth in emerging regions. The industrial coatings business experienced inconsistent volume results by region with broad weakness in Europe and strong improvements across emerging regions, while North America was level with prior year. Segment income was $178 million for the first quarter of 2013 compared to $150 million for the same quarter in 2012. The favorable earnings impact of higher sales was coupled with ongoing cost management initiatives and restructuring program benefits to result in increased segment earnings.
Looking ahead to the second quarter, higher year-over-year general industrial activity is expected globally, aided by continuing expansion in emerging regions. Automotive OEM industry production is expected to improve slightly due to seasonal impacts, and PPG is expected to remain a beneficiary of the higher industry activity, coupled with some share gain. Segment earnings are also expected to benefit further from completion of additional actions under the existing restructuring program. This segment is our most diverse geographically; however, the impact of currency translation is expected to be minimal based on current exchange rates in comparison with last year.
Architectural Coatings – EMEA sales decreased 12 percent, or $63 million, to $454 million for the first quarter of 2013 compared to $517 million for the prior year first quarter. The first quarter is traditionally a slower sales quarter for this segment due to weather. Volumes were down 13 percent as demand worsened in most European countries. Two fewer shipping days due to the absence of the leap year and the timing of the Easter holiday, as well as poor weather conditions in the first quarter of 2013 were also factors contributing to the volume decline versus the prior year. The impact of pricing was slightly positive. Despite the year over year volume decline, segment income was $20 million for the first quarter of 2013, an increase of $4 million from the same quarter in 2012. The earnings impact from the lower sales volume was countered by aggressive discretionary cost management coupled with the structural cost improvements stemming from the current restructuring program and favorable price net of inflation.
Looking ahead, overall market conditions are expected to remain challenging throughout Europe. The Company expects normal seasonal patterns, as the second quarter is traditionally the highest sales quarter of the year for this business. Further restructuring benefits are expected based on actions already underway. The impact of foreign currency translation, which was a significant headwind for the segment last year, is expected to be minimal in the second quarter based on current exchange rates.
Optical and Specialty Materials sales decreased 6 percent, or $20 million, to $314 million for the first quarter of 2013 compared to $334 million for the first quarter of 2012. The sales decrease was due to a 6 percent decline in volumes, versus a strong first quarter 2012 that was aided by the optical industry recovery from fourth quarter 2011 Thailand flooding and related inventory restocking. The lower year-over-year volumes reflect a return to a normal optical seasonal sales pattern coupled with somewhat lower overall optical consumer activity in the United States. A February 2013 new product launch of Generation VII Transitions(R) lenses in Europe resulted in first quarter volumes in Europe increasing by high single digit percentages despite a weak regional economy. Silica demand improved modestly in the U.S. and Europe. Segment income was $99 million for the first quarter of 2013 compared to $109 million for the same quarter in 2012. The $10 million decrease in segment income was due to the earnings impact of lower sales volumes, partially offset by lower selling expenses.
Looking ahead, sequential optical sales are expected to benefit seasonally. However, U.S. optical consumer spending trends are expected to remain mixed. The European new product launch benefit is expected to continue as is growth in emerging regions. Modest silica demand growth is also expected to continue.
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
First quarter Glass sales were level with the prior year period at $256 million. Sales increased 1 percent from higher volumes, offset by lower pricing. Flat glass volume increased, reflecting modestly higher commercial construction demand, offset by weaker global fiber glass volumes. Fiber glass pricing was weaker year-over-year stemming from the weakness in industry demand. Segment income was $5 million for the first quarter of 2013 compared to segment income of $8 million for the same quarter in 2012. In addition to lower selling prices, the segment experienced input cost inflation, including higher natural gas costs, and lower fiber glass equity earnings from weaker consumer electronics production activity in Asia. These negative factors more than offset reductions in manufacturing costs.
Looking ahead to the second quarter 2013, the Company anticipates higher sales sequentially due to normal seasonal factors. Fiber glass trends are expected to remain generally consistent, with some potential for flat glass volumes to improve modestly reflecting improving U.S. construction markets. Equity earnings are expected to remain at lower levels based on continued weakness in the Asian consumer electronics market, and inflation is expected to continue based on higher year-over-year natural gas costs. Both the flat glass and fiberglass businesses will remain focused on cost management.
Liquidity and Capital Resources
PPG ended the quarter with cash and short-term investments totaling approximately $2.4 billion, level with December 31, 2012. In January 2013, PPG received $940 million in cash proceeds, including a preliminary working capital adjustment, net of cash transferred, in connection with the closing of the separation of its commodity chemicals business and subsequent merger of the subsidiary holding the PPG commodity chemicals business with a subsidiary of Georgia Gulf (See Note 5).
Cash used for operating activities - continuing operations for the three months ended March 31, 2013 was $93 million and was $20 million for the comparable period of 2012. Cash from operations - continuing operations, the Company’s debt capacity and cash and short term investments on hand are expected to continue to be sufficient to fund operating activities, capital spending, including acquisitions, dividend payments, debt service, amounts due under the proposed asbestos settlement, share repurchases and contributions to pension plans.
Other sources and uses of cash during the three months ended March 31, 2013 included:

•
Capital expenditures, excluding acquisitions from continuing operations, were $65 million, or about 2 percent of sales. Anticipated 2013 capital spending is expected to be in the range of 2 percent to 2.5 percent of sales.

•	$600 million of debt was repaid upon maturity in March 2013.

•
PPG does not have a mandatory contribution to make to its U.S. defined benefit pension plans in 2013 and does not expect to make a voluntary contribution in 2013. PPG expects to make mandatory contributions to its non-U.S. plans in 2013 of approximately $77 million, of which $15 million was made as of March 31, 2013.

•	Cash dividends paid totaled $84 million.

•	Cash spent on share repurchases totaled $140 million.

On April 1, 2013, PPG finalized the acquisition of the North American architectural coatings business of Akzo Nobel N.V., Amsterdam, for $948 million (see Note 22 "Subsequent event").
The ratio of total debt, including capital leases, to total debt and PPG shareholders’ equity was 42 percent at March 31, 2013 and 50 percent at December 31, 2012, respectively.
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

(Millions, except percentages)	March 31, 2013	Dec. 31 2012		March 31, 2012
Trade Receivables, Net	$2,594	$2,568		$2,903
Inventories, FIFO	1,895	1,931		2,078
Trade Creditors’ Liabilities	1,652	1,620		1,740
Operating Working Capital	$2,837	$2,879	(a)	$3,241	(a)
Operating Working Capital as a % of Sales	21.3%	19.7%		21.6%
(a) Inclusive of amounts related to PPG's Commodity Chemicals business that was separated in January 2013. Excluding the Commodity Chemicals business, operating working capital was $2,989 or 22.4 percent at March 31, 2012 and $2,634 or 20.3 percent at December 31, 2012.

The change in operating working capital elements, excluding the impact of currency, acquisitions and the operating working capital of the commodity chemicals business at December 31, 2012, was an increase of $247 million during the three months ended March 31, 2013. This increase is the result of trade receivables increasing in the first quarter 2013 compared with the fourth quarter 2012 and FIFO inventory build in our coatings businesses in advance of the summer paint season. Days sales outstanding at March 31, 2013 were 65 days, which was a three day increase from December 31, 2012 (excluding sales and receivables of the commodity chemicals business) and a three day decrease over March 31, 2012 (excluding sales and receivables of the commodity chemicals business).

Currency
From December 31, 2012 to March 31, 2013, the U.S. dollar strengthened against the currencies of most of the countries in which PPG operates. As a result, consolidated net assets at March 31, 2013 decreased by $128 million, compared to December 31, 2012. Comparing exchange rates during the first three months of 2013 to those of the first three months of 2012, the U.S. dollar was generally slightly stronger in the key countries in which PPG operates, which had an unfavorable impact on March 31, 2013 pretax earnings of $3 million from the translation of these foreign earnings into U.S. dollars.
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

As discussed in Part II, Item 1 and Note 20, although the result of any future litigation of such lawsuits and claims is inherently unpredictable, management believes that, in the aggregate, the outcome of all lawsuits and claims involving PPG, including asbestos-related claims in the event the proposed asbestos settlement described in Note 20 does not become effective, will not have a material effect on PPG's consolidated financial position or liquidity; however, any such outcome may be material to the results of operations of any particular period in which costs, if any, are recognized.

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
As of March 31, 2013 and December 31, 2012, PPG had reserves for environmental contingencies totaling $297 million and $332 million, respectively, of which $96 million and $101 million, respectively, were classified as current liabilities. Pretax charges against income from continuing operations for environmental remediation costs totaled $13 million and $160 million, respectively, for the three months ended March 31, 2013 and 2012, and are included in "Other charges" in the accompanying condensed consolidated statement of income. Included in the 2013 environmental remediation expense is a charge of $12 million for remediation costs at a legacy chemical manufacturing site in Barberton, Ohio based on an updated estimate of costs for remediation activities at this site. Income from discontinued operations includes $1 million of environmental remediation expense in the three months ended March 31, 2012. Cash outlays related to all environmental remediation aggregated $23 million and $13 million, respectively, for the three months ended March 31, 2013 and 2012. The first quarter of 2012 spending included $3 million associated with environmental remediation liabilities of the former commodity chemicals business.

We continue to analyze, assess and remediate the environmental issues associated with a former chromium manufacturing plant and related sites located in Jersey City, NJ. In connection with the preparation of a final draft soil remedial action work plan and cost estimate that will be submitted to the NJDEP, we compiled updated information about the sites that was used to develop a new estimate of the cost to remediate these sites which resulted in a charge against earnings of $145 million in the three months ended March 31, 2012.

In addition to the amounts currently reserved for environmental remediation, the Company may be subject to loss contingencies related to environmental matters estimated to be as much as $100 million to $235 million. Such unreserved losses are reasonably possible but are not currently considered to be probable of occurrence. This range of reasonably possible unreserved loss relates to environmental matters at a number of sites including; i) additional costs at New Jersey Chrome, which represents about half of this potential range and ii) a number of other sites, including legacy glass and chemical manufacturing sites. The loss contingencies related to these sites include significant unresolved issues such as the nature and extent of contamination at these sites and the methods that may have to be employed to remediate them.

Management expects pretax charges for environmental remediation costs during the remainder of 2013 to be within the range of $10 million to $25 million.

Management expects cash outlays for environmental remediation costs to be approximately $80 million during the remainder of 2013, approximately $100 million in 2014 and to range from $10 million to $30 million annually through 2018. It is possible that technological, regulatory and enforcement developments, the results of environmental studies and other factors could alter our expectations with respect to charges against income and future cash outlays. Specifically, the level of expected cash outlays and charges for environmental remediation costs are highly dependent upon activity related to the former chromium manufacturing plant and associated sites in New Jersey, as PPG awaits approval of the final draft soil remedial work plan that will be submitted to the NJDEP in 2014.
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
While the list of factors presented here and in the Company’s Form 10-K for the year ended December 31, 2012 under the caption “Item 1A Risk Factors” are considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements.
Consequences of material differences in the results compared with those anticipated in the forward-looking statements could include, among other things, business disruption, operational problems, financial loss, legal liability to third parties, other factors set forth in “Item 1A Risk Factors” of the Company’s Form 10-K for the year ended December 31, 2012 and similar risks, any of which could have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in the Company’s exposure to market risk from December 31, 2012 to March 31, 2013. See Note 15, “Derivative Instruments and Hedge Activities” for a description of our instruments subject to market risk.
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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
PPG is involved in a number of lawsuits and claims, both actual and potential, including some that it has asserted against others, in which substantial monetary damages are sought. These lawsuits and claims relate to contract, patent, environmental, product liability, antitrust and other matters arising out of the conduct of PPG’s current and past business activities. To the extent that these lawsuits and claims involve personal injury and property damage, PPG believes it has adequate insurance; however, certain of PPG’s insurers are contesting coverage with respect to some of these claims, and other insurers, as they had prior to the asbestos settlement described below, may contest coverage with respect to some of the asbestos claims if the settlement is not implemented. PPG’s lawsuits and claims against others include claims against insurers and other third parties with respect to actual and contingent losses related to environmental, asbestos and other matters.
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
In March 2013, PPG reached a settlement with U.S. EPA related to air emissions from the hazardous waste incinerator at the Circleville, Oh. coatings facility that resulted in a final Consent Agreement and Final Order which requires the payment of a proposed civil penalty of $155,800 and a separate Administrative Consent Order (“ACO”) which requires PPG to advise U.S. EPA by May 15, 2013 whether PPG intends to install additional air emission control technology to meet the dioxin/furan limits or close the incinerator under the hazardous waste regulations.   If PPG decides to continue to operate the incinerator, the additional control technology must be installed within one year of the effective date of the ACO.
Item 1A. Risk Factors
There were no material changes in the Company’s risk factors from the risks disclosed in the Company’s Form 10-K for the year ended December 31, 2012.

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
Under the PPG Deferred Compensation Plan for Directors, each director may elect to defer the receipt of all or any portion of the compensation paid to such director for serving as a PPG director. All deferred payments are held in the form of common stock equivalents. Payments out of the deferred accounts are made in the form of common stock of the Company (and cash as to any fractional common stock equivalent). In the first quarter of 2013, the directors, as a group, were credited with 11,788 common stock equivalents under this plan. The value of each common stock equivalent, when credited, ranged from $138.55 to $139.39.

Issuer Purchases of Equity Securities
The following table summarizes the Company's stock repurchase activity for the three months ended March 31, 2013:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Programs
January 2013
Repurchase program	226,000	$139.89	226,000	7,762,694
Other transactions(2)	500	$144.21	—	—
February 2013
Repurchase program	450,800	$136.53	450,800	7,311,894
March 2013
Repurchase program	343,469	$137.53	343,469	6,968,425
Total quarter ended March 31, 2013
Repurchase program	1,020,269	$137.61	1,020,269	6,968,425
Other transactions(2)	500	$144.21	—	—
______________________

(1)	These shares were repurchased under a 10 million share repurchase program approved in October 2011. This repurchase program has no expiration date.

(2)
Includes shares withheld or certified to in satisfaction of the exercise price and/or tax withholding obligation by holders of employee stock options who exercised options granted under the Company's equity compensation plans.

Item 6. Exhibits
See the Index to Exhibits on Page 45.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PPG INDUSTRIES, INC.
(Registrant)

Date:	April 29, 2013	By	/s/ David B. Navikas
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

2.3
Sale and Purchase Agreement, dated December 13, 2012, between Akzo Nobel N.V. and PPG Industries, Inc., was filed as Exhibit 2.3 to the Registrant's Annual Report on Form 10-K for the period ended December 31, 2012.

†10.1	Letter Agreement with Frank S. Sklarsky.
†10.2	Form of Nonqualified Stock Option Award Agreement.
†10.3	Form of Performance-Based Restricted Stock Unit Award Agreement for Key Employees.
†10.4	Form of Performance-Based Restricted Stock Unit Award Agreement.
†10.5	Form of Time-Vested Restricted Stock Unit Award Agreement.
†10.6	Form of TSR Share Award Agreement.
†12	Computation of Ratio of Earnings to Fixed Charges for the Three Months Ended March 31, 2013 and for the Five Years Ended December 31, 2012.
†31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

† Filed herewith.
* Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income for the three months ended March 31, 2013 and 2012, (ii) the Condensed Consolidated Balance Sheet at March 31, 2013 and December 31, 2012, (iii) the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2013 and 2012, and (iv) Notes to Condensed Consolidated Financial Statements for the three months ended March 31, 2013.