Form 10-Q
period 2013-06-30
PPG INDUSTRIES INC
filed 2013-07-29
CIK 79879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________________
FORM 10-Q
 ––––––––––––––––––––––––––––––––––––––––
QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended June 30, 2013
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2013, 142,907,798 shares of the Registrant’s common stock, par value $1.66-2/3 per share, were outstanding.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Income (Unaudited)
(Millions, except per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Net sales	$4,095	$3,528	$7,426	$6,861
Cost of sales, exclusive of depreciation and amortization	2,343	2,066	4,290	4,012
Selling, general and administrative	981	792	1,778	1,615
Depreciation	90	76	171	155
Amortization (Note 7)	34	26	60	55
Research and development	124	113	239	223
Interest expense	47	50	100	101
Interest income	(9)	(9)	(19)	(19)
Business restructuring (Note 8)	—	—	—	208
Asbestos settlement – net (Note 20)	3	3	6	6
Other charges (Note 20)	23	16	48	186
Other earnings	(30)	(31)	(54)	(60)
Income before income taxes	489	426	807	379
Income tax expense (Note 12)	118	98	182	67
Income from continuing operations	371	328	625	312
Income from discontinued operations, net of income taxes (Note 5)	—	68	2,191	135
Net income attributable to the controlling and noncontrolling interests	371	396	2,816	447
Less: Net income attributable to noncontrolling interests	(30)	(34)	(65)	(72)
Net income (attributable to PPG)	$341	$362	$2,751	$375

Amounts attributable to PPG:
Income from continuing operations, net of tax	$341	$297	$560	$247
Income from discontinued operations, net of tax (Note 5)	—	65	2,191	128
Net income (attributable to PPG)	$341	$362	$2,751	$375

Earnings per common share (Note 11):
Income from continuing operations, net of tax	$2.38	$1.94	$3.86	$1.61
Income from discontinued operations, net of tax	—	0.43	15.11	0.84
Net income (attributable to PPG)	$2.38	$2.37	$18.97	$2.45
Earnings per common share – assuming dilution (Note 11):
Income from continuing operations, net of tax	$2.35	$1.92	$3.82	$1.60
Income from discontinued operations, net of tax	—	0.42	14.94	0.82
Net income (attributable to PPG)	$2.35	$2.34	$18.76	$2.42

Dividends per common share	$0.61	$0.59	$1.20	$1.16
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Comprehensive Income (Unaudited)
(Millions)

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Net income attributable to the controlling and noncontrolling interests	$371	$396	$2,816	$447
Other comprehensive (loss) income, net of tax (Note 15):
Pension and other postretirement benefits	17	50	198	58
Unrealized currency translation adjustment	(59)	(184)	(190)	(47)
Unrealized losses on marketable securities	1	—	1	—
Net change – derivatives	2	(12)	7	(6)
Other comprehensive (loss) income, net of tax	$(39)	$(146)	$16	$5
Total comprehensive income	332	250	2,832	452
Less: amounts attributable to noncontrolling interests:
Net income	(30)	(34)	(65)	(72)
Unrealized currency translation adjustment	8	6	11	2
Comprehensive income attributable to PPG	$310	$222	$2,778	$382
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheet (Unaudited)
(Millions)

	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$1,243	$1,306
Short-term investments	538	1,087
Receivables (less allowance for doubtful accounts of $81 and $77)	3,223	2,813
Inventories (Note 6)	1,862	1,687
Other	844	822
Total current assets	7,710	7,715
Property (net of accumulated depreciation of $4,636 and $6,142)	2,637	2,888
Investments	402	422
Goodwill (Note 7)	2,937	2,761
Identifiable intangible assets - net (Note 7)	1,374	1,085
Other assets	1,006	1,007
Total	$16,066	$15,878
Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt and current portion of long-term debt (Note 9)	$24	$642
Asbestos settlement (Note 20)	703	683
Accounts payable and accrued liabilities	3,343	3,061
Business restructuring (Note 8)	36	75
Total current liabilities	4,106	4,461
Long-term debt (Note 9)	3,355	3,368
Asbestos settlement (Note 20)	239	237
Deferred income taxes	224	231
Accrued pensions (Note 13)	914	1,057
Other postretirement benefits (Note 13)	1,116	1,287
Other liabilities	811	915
Total liabilities	10,765	11,556
Commitments and contingent liabilities (Note 20)
Shareholders’ equity (Note 14):
Common stock	484	484
Additional paid-in capital	907	870
Retained earnings	12,450	9,871
Treasury stock, at cost	(7,160)	(5,496)
Accumulated other comprehensive loss	(1,639)	(1,666)
Total PPG shareholders’ equity	5,042	4,063
Noncontrolling interests	259	259
Total shareholders’ equity	5,301	4,322
Total	$16,066	$15,878
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows (Unaudited)

(Millions)	Six Months Ended June 30
	2013	2012
Operating activities:
Net income attributable to controlling and noncontrolling interests	$2,816	$447
Less: Income from discontinued operations, net of income taxes (Note 5)	(2,191)	(135)
Income from continuing operations	625	312
Adjustments to reconcile net income to cash from operations:
Depreciation and amortization	231	211
Pension expense (Note 13)	56	72
Canadian Pension Settlement Charge (Note 13)	18	—
Business restructuring (Note 8)	—	208
Environmental remediation charge (Note 20)	12	159
Equity affiliate earnings, net of dividends	7	(6)
Asbestos settlement, net of tax	4	4
Cash contributions to pension plans	(28)	(46)
Restructuring cash spending (Note 8)	(37)	(33)
Change in certain asset and liability accounts:
(Increase) in receivables	(468)	(389)
(Increase) in inventories	(23)	(124)
(Increase) in other current assets	(40)	(22)
Increase in accounts payable and accrued liabilities	97	99
(Increase) in noncurrent assets	(25)	(4)
(Decrease) in noncurrent liabilities	(34)	(14)
Change in accrued tax and interest	31	(82)
Other	64	(23)
Cash from operating activities - Continuing Operations	490	322
Cash from operating activities - Discontinued Operations	4	112
Cash from operating activities	494	434
Investing activities:
Capital spending:
Additions to property and long-term investments	(155)	(123)
Business acquisitions, net of cash balances acquired (Note 4)	(975)	(52)
Proceeds from separation and merger of commodity chemicals business, net (Note 5)	940	19
Deposit of cash into escrow (Note 4)	(4)	(26)
Release of cash held in escrow	—	19
Purchase of short-term investments	(564)	(250)
Proceeds from maturity of short-term investments	1,174	25
Payments on cross currency swap contracts	(23)	(41)
Proceeds from termination of cross currency swap contracts	—	1
Reductions of other property and investments	2	21
Cash from (used for) investing activities - Continuing Operations	395	(407)
Cash used for investing activities - Discontinued Operations	(1)	(23)
Cash from (used for) investing activities	394	(430)
Financing activities:
Debt:
Net change in borrowings with maturities of three months or less	(18)	10
Proceeds from other debt	1	—
Repayment of long-term debt (Note 9)	(600)	(71)
Repayment of acquired debt (Note 9)	—	(117)
Repayment of other debt	(3)	(3)
Other financing activities:
Issuance of treasury stock (Note 14)	45	71
Purchase of treasury stock (Note 14)	(140)	(92)
Dividends paid (Note 14)	(171)	(177)
Dividends paid on subsidiary common stock to noncontrolling interests (Note 14)	(38)	(39)
Other	—	(12)
Cash used for financing activities - Continuing Operations	(924)	(430)
Cash used for financing activities - Discontinued Operations	—	(13)
Cash used for financing activities	(924)	(443)
Effect of currency exchange rate changes on cash and cash equivalents	(27)	(1)
Net decrease in cash and cash equivalents	(63)	(440)
Cash and cash equivalents, beginning of period	1,306	1,457
Cash and cash equivalents, end of period	$1,243	$1,017
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation
The condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position of PPG Industries, Inc. and its subsidiaries (the “Company” or “PPG”) as of June 30, 2013, and the results of their operations for the three and six months ended June 30, 2013 and 2012 and their cash flows for the six months then ended. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in PPG’s Annual Report on Form 10-K for the year ended December 31, 2012.
The results of operations for the six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year.
On January 28, 2013, PPG completed the separation of its commodity chemicals business and the merger of the subsidiary holding the PPG commodity chemicals business with a subsidiary of the Georgia Gulf Corporation ("Georgia Gulf"). The combined company formed by uniting Georgia Gulf with PPG's former commodity chemicals business is named Axiall Corporation ("Axiall"). PPG holds no ownership interest in Axiall. The Company concluded that the accounting requirements for reporting the results of operations and cash flows of its former commodity chemicals business as discontinued operations were met when its separation and merger was completed. The accompanying condensed consolidated statements of income for the three and six months ended June 30, 2012, the condensed consolidated statement of cash flows for the six months ended June 30, 2012, and the amounts in these notes to the condensed consolidated financial statements related to 2012 have been adjusted to reflect the presentation of the results of operations and cash flows of the former commodity chemicals business as discontinued operations. Refer to Note 5 for additional information relating to this transaction.

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

Assets and liabilities reported at fair value on a recurring basis:
(Millions)

	Level 1	Level 2	Level 3	Total
At June 30, 2013
Short-term investments:
Commercial paper and certificates of deposit	$—	$125	$—	$125
Other current assets:
Marketable equity securities	5	—	—	5
Foreign currency contracts(1)	—	11	—	11
Equity forward arrangement(1)	—	147	—	147
Investments:
Marketable equity securities	63	—	—	63
Accounts payable and accrued liabilities:
Foreign currency contracts(1)	—	2	—	2
Other liabilities:
Cross currency swaps(1)	—	61	—	61

At December 31, 2012
Short-term investments:
Commercial paper and certificates of deposit	$—	$455	$—	$455
Other current assets:
Marketable equity securities	5	—	—	5
Foreign currency contracts(1)	—	3	—	3
Equity forward arrangement(1)	—	130	—	130
Investments:
Marketable equity securities	60	—	—	60
Accounts payable and accrued liabilities:
Foreign currency contracts(1)	—	1	—	1
Other liabilities:
Cross currency swaps(1)	—	95	—	95

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
During the six month period ended June 30, 2013, the Company completed the acquisition of two coatings businesses. The Company spent $975 million on these acquisitions, net of cash acquired and including purchase price adjustments related to acquisitions that were completed prior to December 31, 2012.
On April 1, 2013, PPG finalized the acquisition of the North American architectural coatings business of Akzo Nobel N.V., Amsterdam, the Netherlands ("Legacy Akzo") for $957 million, net of cash acquired of $14 million, and including a preliminary working capital adjustment. The purchase price is subject to customary post closing adjustments. The acquisition further extends PPG’s architectural coatings business in the United States, Canada and the Caribbean. With this acquisition, PPG has expanded its reach in all three major North American architectural coatings distribution channels, including home centers, independent paint dealers and company-owned paint stores. Since April 1, 2013, the results of this acquired business have been included in the results of the architectural coatings - Americas and Asia Pacific operating segment, within the Performance Coatings reportable segment.

PPG is in the process of completing valuations of assets acquired and liabilities assumed. As such, the allocation of the purchase price is subject to revision. The following table summarizes the estimated fair value of assets acquired and liabilities assumed as reflected in the preliminary purchase price allocation for the Legacy Akzo acquisition.

(Millions)
Current assets	$555
Property, plant, and equipment	189
Acquired trademarks with indefinite lives	174
Identifiable intangible assets with finite lives	196
Goodwill	257
Other non-current assets	32
Total assets	$1,403
Current liabilities	(335)
Accrued pensions	(29)
Other post-retirement benefits	(40)
Other long-term liabilities	(42)
Net assets	$957
Total purchase price, net of cash acquired	$957
The following information reflects the net sales of PPG for the six months ended June 30, 2013 and the three and six months ended June 30, 2012 on a pro forma basis as if the acquisition of Legacy Akzo had been completed on January 1, 2012.

Condensed Consolidated Pro Forma information (unaudited)
	Three months ended	Six months ended	Six months ended
Millions	June 30, 2012	June 30, 2012	June 30, 2013

Net sales	$4,004	$7,691	$7,798
The pro forma impact on PPG's results of operations, including the pro forma effect of events that are directly attributable to the acquisition, factually supportable and expected to have a continuing impact on the combined results, was not significant. While calculating this impact, no cost savings or operating synergies that may result from the acquisition were included.
Also during the three and six months ended June 30, 2013, the Company completed the acquisition of certain assets of Deft Incorporated, a privately-owned specialty coatings company based in Irvine, Calif. The acquisition enhances the coatings capabilities of PPG’s aerospace business. Deft products include structural primers and military topcoats for the North American aviation industry. In addition, Deft produces some architectural and general industrial coatings.
During the six months ended June 30, 2012, the Company closed two acquisitions related to its coatings businesses. The total cost of these acquisitions was $207 million, including debt assumed of $122 million. These acquisitions also provide for contingent payments and escrowed holdbacks.
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
Also in early January 2012, PPG completed the purchase of the coatings businesses of Colpisa Colombiana de Pinturas and its affiliate, Colpisa Equador (“Colpisa”), for $38 million, of which $2 million is held back as contingent payments at June 30, 2013. Colpisa manufactures and distributes coatings for automotive OEM, automotive refinish and industrial coatings customers in Colombia and Ecuador.

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
During the first quarter of 2013, PPG recorded a gain on the Transaction reflecting the excess of the sum of the cash proceeds received and the cost (closing stock price on January 25, 2013) of the PPG shares tendered and accepted in the exchange for the 35.2 million shares of Axiall common stock over the net book value of the net assets of PPG's former commodity chemicals business. The Transaction resulted in a net partial settlement loss of $33 million associated with the spin out and termination of defined benefit pension liabilities and the transfer of other post-retirement benefit liabilities under the terms of the Transaction. The Company also incurred $14 million of pretax expense, primarily for professional services related to the Transaction during the first six months of 2013 as well as approximately $2 million of net expense related to certain retained obligations and post closing adjustments under the terms of the Transaction agreements. The net gain on the Transaction of $2.2 billion includes these related losses and expenses.
The results of operations and cash flows of PPG's former commodity chemicals business for January 2013 and the net gain on the Transaction are reported as results from discontinued operations for the six months ending June 30, 2013. In prior periods presented, the results of operations and cash flows of PPG's former commodity chemicals business have been reclassified from continuing operations and presented as results from discontinued operations.
PPG will provide Axiall with certain transition services for up to 24 months following the closing date of the Transaction. These services include logistics, purchasing, finance, information technology, human resources, tax and payroll processing.
Net sales and earnings from discontinued operations are presented in the table below for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30		Six Months Ended June 30
Millions	2013	2012	2013	2012
Net sales	$—	$427	$108	$846
Income from operations	$—	$101	$—	$199
Net gain from separation and merger of commodity chemicals business	—	—	2,192	—
Income tax expense	—	(33)	(1)	(64)
Income from discontinued operations, net of tax	—	68	2,191	135
Less: Net income attributable to non-controlling interests, discontinued operations	—	3	—	7
Net income from discontinued operations (attributable to PPG)	$—	$65	$2,191	$128
Income from discontinued operations before income taxes for the three and six months ended June 30, 2012 is $5 million and $7 million lower, respectively than segment earnings for the PPG Commodity Chemicals segment previously reported for these periods. These differences are due to the inclusion of certain gains, losses and expenses associated with the chlor-alkali and derivatives business that were not reported in the PPG Commodity Chemicals segment earnings in accordance with the accounting guidance on segment reporting.

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

6.	Inventories
Inventories as of June 30, 2013 and December 31, 2012 are detailed below:

	June 30, 2013	December 31, 2012
	(Millions)
Finished products	$1,170	$980
Work in process	157	144
Raw materials	466	443
Supplies	69	120
Total	$1,862	$1,687
Most U.S. inventories are valued using the last-in, first-out method. These inventories represented approximately 30% and 36% of total inventories at June 30, 2013 and December 31, 2012, respectively. If the first-in, first-out method of inventory valuation had been used, inventories would have been $197 million and $243 million higher as of June 30, 2013 and December 31, 2012, respectively.

7.	Goodwill and Other Identifiable Intangible Assets
The change in the carrying amount of goodwill attributable to each reportable segment for the six months ended June 30, 2013 was as follows:

	Performance Coatings	Industrial Coatings	Architectural Coatings – EMEA	Optical and Specialty Materials	Commodity Chemicals	Glass	Total
	(Millions)
Balance, Dec. 31, 2012	$1,173	$512	$970	$48	$6	$52	$2,761
Acquisitions	258	—	—	—	—	—	258
Separation of commodity chemicals (Note 5)	—	—	—	—	(6)	—	(6)
Currency	(43)	(10)	(21)	—	—	(2)	(76)
Balance, June 30, 2013	$1,388	$502	$949	$48	$—	$50	$2,937
The carrying amount of acquired trademarks with indefinite lives as of June 30, 2013 and December 31, 2012 totaled $490 million and $324 million, respectively.
The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and are detailed below:

	June 30, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(Millions)
Acquired technology	$520	$(350)	$170	$516	$(342)	$174
Customer-related intangibles	1,140	(496)	644	1,010	(491)	519
Tradenames	121	(55)	66	120	(57)	63
Other	30	(26)	4	34	(29)	5
Balance	$1,811	$(927)	$884	$1,680	$(919)	$761
Aggregate amortization expense related to these identifiable intangible assets for the three and six months ended June 30, 2013 was $34 million and $60 million, respectively, and for the three and six months ended June 30, 2012 was $26 million and $55 million, respectively. As of June 30, 2013, estimated future amortization expense of identifiable intangible assets is as follows: $63 million for the remaining six months of 2013 and approximately $120 million, $120 million, $101 million, $93 million and $91 million in 2014, 2015, 2016, 2017 and 2018, respectively.

8.	Business Restructuring
On July 17, 2013, the Board of Directors of the Company approved a business restructuring plan that will result in a pre-tax charge of $102 million in the third quarter results of operations. The approved actions are focused on achieving cost synergies related to the recent North American architectural coatings acquisition, including actions in the acquired business as well as in PPG's legacy architectural business. Additionally, smaller targeted actions were approved for businesses where market conditions remain very challenging, most notably protective and marine coatings and certain European businesses such as architectural coatings and fiber glass. The restructuring actions will impact about 1,200 employees.
The charge of $102 million is comprised of employee severance and other cash costs of approximately $97 million and asset write-offs and other non-cash items of approximately $5 million. Of the approximate $97 million of cash costs, about 55 percent is expected to be spent in 2013, with the remainder spent in 2014. The actions in the restructuring plan are expected to be completed by the end of 2014.
The Company will also incur additional expenses of approximately $5 million that are directly associated with the restructuring actions but, based on accounting guidance related to restructuring costs, these costs will be charged to expense as incurred and therefore are not part of the restructuring charge. The Company expects to incur these additional, related expenses by the end of 2014.

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
The following table summarizes the restructuring plan and the activity in the restructuring reserve during the six months ended June 30, 2013:

(Millions, except no. of employees)	Severance and Other Costs	Pension Curtailment (Gains)/Losses	Asset Write-offs	Total Reserve	Employees Impacted
Performance Coatings	$55	$1	$12	$68	867
Industrial Coatings	38	(1)	8	45	394
Architectural Coatings - EMEA	61	(5)	3	59	881
Optical & Specialty Materials	2	—	30	32	50
Glass	3	—	—	3	36
Corporate	1	—	—	1	4
Total	$160	$(5)	$53	$208	2,232
Activity to date	(120)	5	(53)	(168)	(2,137)
Currency Impact	(4)	—	—	(4)	—
Balance as of June 30, 2013	$36	$—	$—	$36	95
In addition to the amounts related to the 2012 restructuring reserve, there were also cash payments of approximately $3 million related to prior restructuring programs made during the six months ended June 30, 2012.

9.	Debt
In March 2013, the Company repaid the $600 million of 5.75% notes due March 15, 2013. During the six months ended June 30, 2012, the Company assumed $120 million of debt in the Dyrup acquisition; repaid $117 million of that debt, and repaid $71 million of 6 7/8% notes upon their maturity.

10.	Investments
Until January 28, 2013, PPG had a 50 percent ownership interest in RS Cogen, L.L.C., which toll produced electricity and steam that were primarily sold to PPG's former Lake Charles, La. commodity chemicals facility and its joint venture partner under take-or-pay contracts with terms that extended to 2022. PPG’s purchases of electricity and steam from the joint venture for the years ended December 31, 2012, 2011 and 2010 were $25 million, $23 million and $23 million, respectively. During the first quarter 2013, PPG's ownership interest in RS Cogen, L.L.C. and its future purchase obligations under the take-or-pay commitments were transferred with the assets of the commodity chemicals business in the Transaction (see Note 5).

11.	Earnings Per Common Share
The following table presents the earnings per common share calculations for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30		Six Months Ended June 30
(Millions, except per share amounts)	2013	2012	2013	2012
Earnings per common share (attributable to PPG)
Income from continuing operations, net of tax	$341	$297	$560	$247
Income from discontinued operations, net of tax	—	65	2,191	128
Net income (attributable to PPG)	$341	$362	$2,751	$375
Weighted average common shares outstanding	143.4	153.2	145.0	153.0
Earnings per common share (attributable to PPG):
Income from continuing operations, net of tax	$2.38	$1.94	$3.86	$1.61
Income from discontinued operations, net of tax	—	0.43	15.11	0.84
Net income (attributable to PPG)	$2.38	$2.37	$18.97	$2.45
Earnings per common share - assuming dilution (attributable to PPG)
Income from continuing operations, net of tax	$341	$297	$560	$247
Income from discontinued operations, net of tax	—	65	2,191	128
Net income (attributable to PPG)	$341	$362	$2,751	$375
Weighted average common shares outstanding	143.4	153.2	145.0	153.0
Effect of dilutive securities:
Stock options	0.9	0.9	0.9	0.9
Other stock compensation plans	0.7	0.9	0.8	0.8
Potentially dilutive common shares	1.6	1.8	1.7	1.7
Adjusted weighted average common shares outstanding	145.0	155.0	146.7	154.7
Earnings per common share - assuming dilution (attributable to PPG):
Income from continuing operations, net of tax	$2.35	$1.92	$3.82	$1.60
Income from discontinued operations, net of tax	—	0.42	14.94	0.82
Net income (attributable to PPG)	$2.35	$2.34	$18.76	$2.42
There were no antidilutive outstanding stock options for the three and six month periods ended June 30, 2013 and 2012.

12.    Income Taxes
The effective tax rate on pretax income from continuing operations for the six months ended June 30, 2013 was approximately 23 percent and 18 percent for the first six months of 2013 and 2012, respectively. The effective tax rate on pretax income from continuing operations for the six months ended June 30, 2013 includes tax benefits of $4 million or 37.4 percent on environmental remediation; $5 million or 26.7 percent on the settlement loss related to certain legacy pension plans and $8 million or 28.5 percent on certain acquisition-related costs. The tax rate for the first six months of 2013 also includes an after-tax benefit of $10 million for the retroactive impact of U.S. tax law changes that were enacted in early 2013 and that were not included in previously reported 2012 earnings. The effective tax rate on the remaining pre-tax earnings from continuing operations was approximately 24 percent resulting in tax expense for the period of $209 million.
The effective tax rate on pretax earnings from continuing operations for the six months ended June 30, 2012 included tax benefits of $60 million or 37.7 percent for estimated environmental remediation costs primarily at sites in New Jersey, $45 million or 21.4 percent for business restructuring charges and $2 million or 28.6 percent for acquisition-related expenses stemming from the acquisitions of Dyrup in Europe and Colpisa in Latin America. The effective tax rate on the remaining pre-tax earnings from continuing operations was approximately 23 percent resulting in tax expense of $174 million.
The effective tax rate on pretax income from discontinued operations for the six months ended June 30, 2013 was approximately 0.1 percent. The effective tax rate for the six months ended June 30, 2013 includes tax benefits of $1 million or 20 percent related to PPG costs associated with the Transaction. The separation and merger of PPG's commodity chemicals business with a subsidiary of Georgia Gulf (See Note 5) was generally tax free to PPG, as a result of this, the deductibility for U.S. federal tax purposes of the costs associated with the Transaction is expected to be limited. We currently estimate that approximately 20 percent of the associated costs incurred to date will be tax deductible. The effective tax rate on pretax income from discontinued operations for the six months ended June 30, 2012 was approximately 32 percent.
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

13.	Pensions and Other Postretirement Benefits
Net periodic benefit cost is included in "Cost of sales, exclusive of depreciation and amortization", "Selling, general and administrative" and "Research and development" in the accompanying condensed consolidated statement of income. The net periodic benefit costs for the three and six months ended June 30, 2013 and 2012 were as follows:

	Pensions
	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	(Millions)
Service cost	$14	$13	$29	$28
Interest cost	54	56	106	112
Expected return on plan assets	(75)	(67)	(139)	(134)
Amortization of actuarial losses	32	34	60	66
Settlement losses	—	—	18	—
Net periodic pension cost	$25	$36	$74	$72
PPG does not have a mandatory contribution to make to its U.S. defined benefit pension plans in 2013 and does not plan to make a voluntary contribution in 2013. PPG expects to make mandatory contributions to its non-U.S. plans in 2013 of approximately $77 million, of which $28 million was made as of June 30, 2013.

The net periodic other postretirement benefit costs for the three and six months ended June 30, 2013 and 2012 were as follows:

	Other Postretirement Benefits
	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	(Millions)
Service cost	$5	$4	$10	$9
Interest cost	13	12	25	26
Amortization of prior service credit	(3)	(3)	(5)	(4)
Amortization of actuarial losses	7	6	14	15
Net periodic other postretirement benefit cost	$22	$19	$44	$46

Separation and Merger
On January 28, 2013, PPG completed the separation of its commodity chemicals business and the merger of the subsidiary holding the PPG commodity chemicals business with a subsidiary of Georgia Gulf (see Note 5). PPG transferred the defined benefit pension plan and other postretirement benefit liabilities for the affected employees in the U.S., Canada, and Taiwan resulting in a net partial settlement loss of $33 million that was recorded in the first quarter of 2013 in "Income from discontinued operations". This Transaction lowered the projected benefit obligation of PPG's defined benefit pension plans by approximately $550 million and the accumulated benefit obligation of the other postretirement benefit plans by approximately $165 million. PPG also transferred to Georgia Gulf related pension assets of approximately $480 million. The pension asset transfer will be adjusted when the amount required to be transferred under ERISA is finalized. Pension and other postretirement benefit expense of $2 million and $13 million is recorded in "Income from discontinued operations" for the six-month periods ended June 30, 2013 and 2012, respectively. These amounts have been excluded from the tables presented above.
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
PPG has also retained certain liabilities for pension and postretirement benefits earned for service up to the 2008 date of sale of its former automotive glass and service business for both active and retired employees as of the divestiture date. In 2009, the acquirer ceased production at the Oshawa, Ont., Canada plant and closed its Hawkesbury, Canada plant in 2010. Under Canadian pension regulations, these plant closures resulted in five partial windups of defined benefit pension plans covering former employees of these plants in Canada. One of the partial windups was previously approved by the Canadian pension authorities and final cash contributions were made by PPG in the first quarter of 2013. As such, the Company recorded a settlement charge in the amount of $2 million related to the net unrecognized actuarial losses associated with this plan. The proposed effective dates of the remaining partial windups are in 2009 and 2010. Cash contributions are currently being made to the plans based on estimated cash requirements and must be completed by the end of the five year period following the proposed effective dates of the partial windups. The settlement charges will be recorded following the approval of the partial windups by the Canadian pension authorities and when the related cash contributions are completed. The remaining partial windups will result in additional settlement charges against PPG earnings, which are expected to be incurred in 2014-2015, of approximately $40-$50 million and require cash contributions to the plans totaling approximately $5-$10 million.

14.	Shareholders’ Equity
The following tables present the change in total shareholders’ equity for the six months ended June 30, 2013 and 2012, respectively:

(Millions)	Total PPG Shareholders’ Equity	Non- controlling Interests	Total
Balance, January 1, 2013	$4,063	$259	$4,322
Net income	2,751	65	2,816
Other comprehensive income, net of tax	27	(11)	16
Cash dividends	(171)	—	(171)
Issuance of treasury stock	60	—	60
Purchase of treasury stock	(140)	—	(140)
Stock-based compensation activity	14	—	14
Increase in treasury stock (Note 5)	(1,562)	—	(1,562)
Reduction in non-controlling interests (Note 5)	—	(16)	(16)
Dividends paid on subsidiary common stock to noncontrolling interests	—	(38)	(38)
Balance, June 30, 2013	$5,042	$259	$5,301

(Millions)	Total PPG Shareholders’ Equity	Non- controlling Interests	Total
Balance, January 1, 2012	$3,249	$197	$3,446
Net income	375	72	447
Other comprehensive income, net of tax	7	(2)	5
Cash dividends	(177)	—	(177)
Issuance of treasury stock	80	—	80
Purchase of treasury stock	(92)	—	(92)
Stock-based compensation activity	19	—	19
Dividends paid on subsidiary common stock to noncontrolling interests (a)	—	(52)	(52)
Other changes in noncontrolling interests	—	(1)	(1)
Balance, June 30, 2012	$3,461	$214	$3,675

(a) - $13 million of this amount relates to noncontrolling interests of the commodity chemicals business separated in January 2013 (see Note 5). As such, this amount is presented in the condensed consolidated statement of cash flows within "Cash used for financing activities - Discontinued Operations".

15.	Accumulated Other Comprehensive Income

(Millions)	Unrealized Currency Translation Adjustments		Pension and Other Postretirement Benefit Adjustments			Unrealized Gain (Loss) on Marketable Securities		Unrealized Gain (Loss) on Derivatives			Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2012		$6			$(1,597)		$—			$(75)		$(1,666)
Current year deferrals to AOCI	(179)		121			1		13			(44)
Separation and Merger Transaction	—		33	(3)		—		4	(3)		37
Reclassifications from AOCI to Net income	—		44	(1)		—		(10)	(2)		34
Net Change		(179)			198		1			7		27
Balance, June 30, 2013		$(173)			$(1,399)		$1			$(68)		$(1,639)
(1) - Reclassifications from AOCI are included in the computation of net periodic benefit costs (See Note 13, "Pension and Other Postretirement Benefits").
(2) - Reclassifications from AOCI are included in the gain or loss recognized on cash flow hedges (See Note 17, "Derivative Financial Instruments and Hedge Activities").
(3) Amounts in AOCI related to the commodity chemicals business were removed from the balance sheet in connection with recording the gain on the separation and merger of this business (See Note 5).
With the exception of unrealized currency translation adjustments, all other components of accumulated other comprehensive loss are reported net of tax. Unrealized currency translation adjustments related to translation of foreign denominated balance sheets are not presented net of tax given that no deferred U.S. income taxes have been provided on undistributed earnings of non-U.S. subsidiaries because they are deemed to be reinvested for an indefinite period of time. The tax cost related to unrealized currency translation adjustments other than translation of foreign denominated balance sheets for the period ended June 30, 2013 was $7 million.
The tax cost related to the adjustment for pension and other postretirement benefits for the period ended June 30, 2013 was approximately $75 million. The cumulative tax benefit related to the adjustment for pension and other postretirement benefits at June 30, 2013 and December 31, 2012 was approximately $885 million and $960 million, respectively. The tax cost related to the change in the unrealized gain on derivatives for the period ended June 30, 2013 was $5 million.

16.	Financial Instruments, Excluding Derivative Financial Instruments
Included in PPG’s financial instrument portfolio are cash and cash equivalents, short-term investments, cash held in escrow, marketable equity securities, company-owned life insurance and short and long-term debt instruments. The fair values of these financial instruments approximated their carrying values at June 30, 2013 and December 31, 2012, in the aggregate, except for long-term debt.
Long-term debt (excluding capital lease obligations) had carrying and fair values totaling $3,327 million and $3,693 million, respectively, as of June 30, 2013. Long-term debt (excluding capital lease obligations) had carrying and fair values totaling $3,939 million and $4,484 million, respectively, as of December 31, 2012. The fair values of the debt instruments were based on discounted cash flows and interest rates then currently available to the Company for instruments of the same remaining maturities. The fair value of debt is measured using level 2 inputs.

17.	Derivative Financial Instruments and Hedge Activities
The Company recognizes all derivative financial instruments as either assets or liabilities at fair value on the balance sheet. The accounting for changes in the fair value of a derivative depends on the use of the instrument. To the extent that a derivative is effective as a hedge of an exposure to future changes in cash flows, the change in fair value of the instrument is deferred in accumulated other comprehensive (loss) income (“AOCI”). Any portion considered to be ineffective is reported in earnings immediately, including changes in value related to credit risk. To the extent that a derivative is effective as a hedge of an exposure to future changes in fair value, the change in the derivative’s fair value is offset in the condensed consolidated statement of income by the change in fair value of the item being hedged. To the extent that a derivative or a financial instrument is effective as a hedge of a net investment in a foreign operation, the change in the derivative’s fair value or the financial instrument's carrying value is deferred as an unrealized currency translation adjustment in AOCI.
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
Interest rate swaps are used from time to time to manage the Company's exposure to changing interest rates as such rate changes affected the fair value of fixed rate borrowings. No interest rate swaps were outstanding in the three and six-month periods ended June 30, 2013 and 2012. Forward starting swaps were used in the first six months of 2012 to lock-in a fixed interest rate, to which was added a corporate spread, related to future long-term debt refinancings. PPG also used derivative instruments to manage its exposure to fluctuating natural gas prices through the use of natural gas swap contracts in the three and six-month periods in 2012.
PPG enters into derivative financial instruments with high credit quality counterparties and diversifies its positions among such counterparties in order to reduce its exposure to credit losses. The Company did not realize a credit loss on derivatives during the three or six-month periods ended June 30, 2013 or 2012.
PPG centrally manages certain of its foreign currency transaction risks to minimize the volatility in cash flows caused by currency fluctuations. Decisions on whether to use derivative financial instruments to hedge the net transaction exposures related to all regions of the world are made based on the amount of those exposures by currency and, in certain situations, an assessment of the near-term outlook for certain currencies. This net hedging strategy does not qualify for hedge accounting; therefore, the change in the fair value of these instruments is recorded in "Other charges" in the accompanying condensed consolidated statement of income in the period of change. As of June 30, 2013 and December 31, 2012, the fair value of these contracts was an asset of $0.3 million and an asset of less than $0.1 million, respectively.
PPG designates forward currency contracts as hedges against the Company’s exposure to variability in exchange rates on short-term intercompany borrowings and transactions denominated in foreign currencies. To the extent effective, changes in the fair value of these instruments are deferred in AOCI and subsequently reclassified to "Other charges" in the accompanying condensed consolidated statement of income as foreign exchange gains and losses are recognized on the related intercompany transactions. The portion of the change in fair value considered to be ineffective is recognized immediately in "Other charges" in the accompanying condensed consolidated statement of income. All amounts related to these instruments deferred in AOCI as of June 30, 2013 will be reclassified to earnings within the next twelve months. As of June 30, 2013 and December 31, 2012, the fair value of these instruments was a net asset of $9 million and a net liability of $1 million, respectively.
PPG designates forward currency contracts as hedges against the Company’s exposure to future changes in fair value related to certain firm sales commitments denominated in foreign currencies. These contracts are designated as fair value hedges. As such, they are reported at fair value in the Company’s condensed consolidated balance sheet, with changes in the fair value of these contracts and that of the related firm sales commitments reported in net sales. As of June 30, 2013, these contracts converted $33.5 million to the South Korean won over the 24 month period ending June 30, 2015. As of December 31, 2012, these contracts converted $56 million to the South Korean won over the 21 month period ending September 30, 2014. As of June 30, 2013 and December 31, 2012, the fair value of the contracts was a net liability of $0.6 million and a net asset of $3 million, respectively.

As of January 1, 2012, PPG had nine U.S. dollar to euro cross currency swap contracts with a total notional amount of $1.16 billion, of which $600 million were to settle on March 15, 2013 and $560 million were to settle on March 15, 2018. In June 2012, $600 million of swaps, with a settlement date of March 15, 2013, were settled with PPG receiving $1 million in cash. On settlement of the remaining outstanding contracts, PPG will receive $560 million U.S. dollars and pay euros to the counterparties to the contracts. During the term of these contracts, PPG will receive semiannual payments in March and September of each year based on U.S. dollar, long-term fixed interest rates, and PPG will make annual payments in March of each year to the counterparties based on euro, long-term fixed interest rates. The Company designated all of the cross currency swaps as hedges of its net investment in certain European businesses and, as a result, the mark to fair value adjustments of the swaps outstanding have been and will be recorded as a component of AOCI, and the cash flow impact of these swaps has been and will be classified as investing activities in the condensed consolidated statement of cash flows. As of June 30, 2013 and December 31, 2012, the fair value of these contracts was a net liability of $61 million and $95 million, respectively.
As of June 30, 2013 and December 31, 2012, PPG designated €300 million euro-denominated borrowings as a hedge of a portion of PPG’s net investment in the Company’s European operations. As a result, the change in book value from adjusting these foreign denominated borrowings to current spot rates was deferred in AOCI.
As of June 30, 2013 and December 31, 2012 the Company had accumulated pretax unrealized translation gains in AOCI of $26 million and $9 million, respectively, which related to both the euro-denominated borrowings and the cross currency swaps that have been designated as hedges of net investments.
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
The Company entered into forward starting swaps in 2009 and in the second quarter of 2010 to effectively lock-in a fixed interest rate for future debt refinancings with an anticipated term of 10 years based on the ten year swap rate, to which was added a corporate spread. The notional amount of the swaps outstanding totaled $400 million, which were settled on July 30, 2012, resulting in a cash payment of $121 million. To the extent that the swaps were effective, changes in the fair values of the swap contracts were deferred in AOCI. The portion of the change in fair value considered to be ineffective was recognized immediately in Other charges in the accompanying condensed consolidated statement of income. As of June 30, 2013, the amount deferred in AOCI was $110 million. This balance will be amortized to interest expense over the remaining term of the ten-year debt that was issued on July 31, 2012.
Derivative instruments have been used to manage the Company's exposure to fluctuating natural gas prices through the use of natural gas swap contracts. There were no natural gas swap contracts outstanding as of June 30, 2013 as the price of natural gas has declined for the past four years and is not expected to be as volatile over the next 12 to 18 months as continued development of shale oil and gas reserves will maintain downward pressure on the price of natural gas. In addition, the separation and merger of the former commodity chemicals business (see Note 5) reduces PPG's annual natural gas usage by approximately 70 percent. To the extent that these instruments were effective in hedging PPG’s exposure to price changes, changes in the fair values of the hedge contracts were deferred in AOCI and reclassified to "Cost of sales, exclusive of depreciation and amortization" as the natural gas was purchased. The amount of ineffectiveness was reported in "Other charges" in the accompanying condensed consolidated statement of income immediately. There was no balance in AOCI as of June 30, 2013 or December 31, 2012 related to the contracts.
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

The total principal amount payable for these shares is $62 million. PPG will pay to the bank interest based on the principal amount and the bank will pay to PPG an amount equal to the dividends paid on these shares during the period this instrument is outstanding. The difference between the principal amount and any amounts related to unpaid interest or dividends and the current market price for these shares, adjusted for credit risk, represents the fair value of the instrument as well as the amount that PPG would pay or receive if the bank chose to net settle the instrument. Alternatively, the bank may, at its option, require PPG to purchase the shares covered by the arrangement at the principal amount adjusted for unpaid interest and dividends as of the date of settlement. As of June 30, 2013 and December 31, 2012, the fair value of this contract was an asset of $147 million and $130 million, respectively.
No derivative instrument initially designated as a hedge instrument was undesignated or discontinued as a hedging instrument during the three and six-month periods ended June 30, 2013 or 2012. Nor were any amounts deferred in AOCI reclassified to earnings during these periods related to hedges of anticipated transactions that were no longer expected to occur.
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
For the first six months of 2013, "Other comprehensive income" included a pretax net gain due to cash flow hedge derivatives of $12 million ($7 million, net of tax). This net gain was comprised of realized gains of $10 million and unrealized gains of $22 million. The realized gains related to foreign currency contracts offset in part by the amortization of a portion of the balance deferred related to forward starting swaps. In addition, amounts deferred in AOCI related to the commodity chemicals business were removed from the balance sheet in connection with recording the gain on the separation and merger of this business. The unrealized gains related to the change in fair value of the foreign currency contracts.
For the first six months of 2012, "Other comprehensive income" included a pretax net loss due to cash flow hedge derivatives of $9 million ($6 million, net of tax). This net loss was comprised of realized losses of $23 million and unrealized losses of $32 million. The realized losses related to the settlement during the period of natural gas contracts, interest rate swaps owned by RS Cogen (Refer to Note 10, “Investments” for a discussion regarding this equity method investment), and foreign currency contracts. The unrealized losses related to the change in fair value of forward starting swaps, natural gas and foreign currency contracts.
Refer to Note 3, “Fair Value Measurement,” for additional disclosures related to the Company’s derivative instruments outstanding as of June 30, 2013 and December 31, 2012.

The following table provides details for the six month period ended June 30, 2013 related to fair value, cash flow and net investment hedges by type of derivative and financial instrument. All amounts are pretax:

(Millions) Hedge Type	Gain (Loss) Deferred in OCI	Gain (Loss) Recognized
		Amount	Caption
Fair Value
Interest rate swaps	Not applicable	$6	Interest expense
Foreign currency contracts (a)	Not applicable	—	Sales
Equity forward arrangements (b)	Not applicable	16	Asbestos - net
Total Fair Value		$22
Cash Flow
Forward starting swaps	—	(6)	Interest expense
Foreign currency contracts (c)	22	23	Other charges
Total Cash Flow	$22	$17
Net Investment
Cross currency swaps (d)	$12	$—
Foreign denominated debt	5	Not applicable
Total Net Investment	$17
Non-Hedge
Foreign currency contracts	Not applicable	$1	Other charges
Total Non-Hedge		$1

(a)	The ineffective portion related to each of these items was not greater than $0.2 million of income.

(b)	The ineffective portion related to this item was less than$0.1 million of expense.

(c)	The ineffective portion related to this item was $4 million of expense.

(d)	The ineffective portion related to this item was $1 million of expense.

The following tables provide details for the six month period ended June 30, 2012 related to fair value, cash flow and net investment hedges by type of financial instrument. All amounts are pretax:

(Millions) Hedge Type	Gain (Loss) Deferred in OCI	Gain (Loss) Recognized
		Amount	Caption
Fair Value
Interest rate swaps (a)	Not applicable	$4	Interest expense
Foreign currency contracts (a)	Not applicable	—	Sales
Equity forward arrangements (a)	Not applicable	33	Asbestos - net
Total Fair Value		$37
Cash Flow
Natural gas swaps (a)	$(3)	$(10)	Cost of sales
Interest rate swaps of an equity method investee	—	(1)	Other earnings
Forward starting swaps (a)	(17)	—
Foreign currency contracts (b)	(12)	(12)	Other charges
Total Cash Flow	$(32)	$(23)
Net Investment
Cross currency swaps (c)	$41	$—
Foreign denominated debt	9	Not applicable
Total Net Investment	$50
Non-Hedge
Foreign currency contracts	Not applicable	$—	Other charges
Total Non-Hedge		$—

(a)	The ineffective portion related to each of these items was not greater than $0.3 million of income or expense.

(b)	The ineffective portion related to this item was $4 million of expense.

(c)	The ineffective portion related to this item was $1 million of expense.

18.	Cash Flow Information
Cash payments for interest were $114 million for both the six months ended June 30, 2013 and 2012. Cash payments for income taxes were $154 million and $225 million for the six months ended June 30, 2013 and 2012, respectively.

19.	Stock-Based Compensation
The Company’s stock-based compensation includes stock options, restricted stock units (“RSUs”) and grants of contingent shares that are earned based on achieving targeted levels of total shareholder return. All current grants of stock options, RSUs and contingent shares are made under the PPG Industries, Inc. Amended and Restated Omnibus Incentive Plan (the “PPG Amended Omnibus Plan”), which was amended and restated effective April 21, 2011. Shares available for future grants under the PPG Amended Omnibus Plan were 7.4 million as of June 30, 2013.
Total stock-based compensation expense was $17 million and $32 million for the three and six months ended June 30, 2013, respectively, and $17 million and $31 million for the three and six months ended June 30, 2012, respectively. The total income tax benefit recognized in the accompanying condensed consolidated statement of income related to the stock-based compensation was $6 million and $11 million for the three and six months ended June 30, 2013, respectively, and $6 million and $11 million for the three and six months ended June 30, 2012, respectively.
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
In the first half of 2013, PPG granted 519,299 stock options under the PPG Amended Omnibus Plan at a weighted average exercise price of $131.55 per share. The weighted average fair value of options granted was $27.36 per share. In the first half of 2012, PPG granted 779,498 stock options under the PPG Omnibus Plan at a weighted average exercise price of $89.94 per share. The weighted average fair value of options granted was $17.90 per share.
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

The fair value of the first half of 2013 grants was calculated with the following weighted average assumptions:

Risk free interest rate	1.3%
Expected life of option in years	6.5
Expected dividend yield	3.2%
Expected volatility	29.9%
Restricted Stock Units
Long-term incentive value is delivered to selected key management employees by granting RSUs, which have either time or performance-based vesting features. The fair value of an RSU is equal to the market value of a share of PPG stock on the date of grant. Time-based RSUs vest over the three-year period following the date of grant, unless forfeited, and will be paid out in the form of stock, cash or a combination of both at the Company’s discretion at the end of the three year vesting period. Performance-based RSUs vest based on achieving specific annual performance targets for earnings per share growth and cash flow return on capital over the three calendar year-end periods following the date of grant. Unless forfeited, the performance-based RSUs will be paid out in the form of stock, cash or a combination of both at the Company’s discretion at the end of the three-year performance period if PPG meets the performance targets. The amount paid for performance-based awards may range from 0 percent to 180 percent of the original grant, based upon the frequency with which the annual earnings per share growth and cash flow return on capital performance targets are met over the three calendar year periods. For the purposes of expense recognition, PPG has assumed that performance-based RSUs granted in 2011 will vest at the 180 percent level and those granted in 2012 and 2013 will vest at the 100 percent level. As of December 31, 2012, four of the four possible performance targets had been met for the 2011 grant and two of the two possible performance targets had been met for the 2012 grant.
In the first half of 2013, PPG granted 178,506 RSUs at a weighted average fair value of $124.74 per share. In the first half of 2012, PPG granted 245,997 RSUs at a weighted average fair value of $83.27 per share.
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
Antitrust Matters
As previously disclosed, in 2010 PPG reached agreements to resolve flat glass antitrust matters in which PPG was a defendant, for approximately $6 million. The court approved the settlements and distribution of the funds occurred in the first six months of 2012.
In 2010, Transitions Optical, Inc. (“TOI”), a consolidated subsidiary of the Company, entered into a settlement agreement, without admitting liability, with the Federal Trade Commission, which had alleged that TOI violated Section 5 of the Federal Trade Commission Act. Following the announcement of the settlement with the Federal Trade

Commission, 30 private putative class cases were filed against TOI, alleging that it has monopolized and/or conspired to monopolize the market for photochromic lenses. All of the federal actions have been transferred and centralized in the Middle District of Florida (the “MDL Action”). Amended complaints in the MDL Action were filed in November and December 2010. In late 2011, the court ruled on TOI's motion to dismiss and allowed the plaintiffs to file new or further amended complaints. Plaintiffs in the MDL Action include Insight Equity A.P. X, LP, d/b/a Vision-Ease Lens Worldwide, Inc., which has sued on its own behalf, and putative classes of “direct purchasers,” including laboratories and retailers (the “Lab/Retailer Plaintiffs”), and “indirect purchasers,” consisting of end-user consumers. Plaintiffs in the MDL Action generally allege that TOI's exclusive dealing arrangements resulted in higher prices and seek lost profits and damages determined by the price premium attributable to wrongful exclusive deals. The damages sought are subject to trebling. The Lab/Retailer Plaintiffs also allege that TOI and certain affiliates of Essilor International SA conspired with respect to the wrongful exclusive dealing arrangements. In March 2013, the magistrate judge issued her report and recommendation to deny the class certification motion of the Lab/Retailer Plaintiffs. In May 2013, the magistrate judge issued her report and recommendation to deny the class certification of the end-use consumer plaintiffs. The reports and recommendations on class certification of the magistrate judge will be referred to the district court judge for a final ruling, which is expected to occur in 2013. TOI believes it has meritorious defenses and continues to defend all of the above-described actions vigorously.
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
Background of PC Bankruptcy Plan of Reorganization
On April 16, 2000, PC filed for Chapter 11 Bankruptcy in the U.S. Bankruptcy Court for the Western District of Pennsylvania located in Pittsburgh, Pa. Accordingly, in the first quarter of 2000, PPG recorded an after-tax charge of $35 million for the write-off of all of its investment in PC. As a consequence of the bankruptcy filing and various motions and orders in that proceeding, the asbestos litigation against PPG (as well as against PC) has been stayed and the filing of additional asbestos suits against them has been enjoined, until 30 days after the effective date of a confirmed plan of reorganization for PC substantially in accordance with the settlement arrangement among PPG and several other parties discussed below. By its terms, the stay may be terminated if the settlement arrangement set forth below is not likely to be consummated.
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
Following the June 16, 2011 ruling, the third amended plan of reorganization was the subject of negotiations among the parties in interest, amendments, proposed amendments and hearings. PC then filed an amended PC plan of reorganization on August 17, 2012. Objections to the plan, as amended, were filed by three entities. One set of objections was resolved by PC and another set merely restated for appellate purposes objections filed by a party that the Bankruptcy Court previously overruled. The Bankruptcy Court heard oral argument on the one remaining set of objections filed by the remaining affiliated insurer objectors on October 10, 2012. At the conclusion of that argument, the Bankruptcy Court set forth a schedule for negotiating and filing language that would resolve some, but not all, of the objections to confirmation advanced by the insurer objectors. On October 25, 2012, PC filed a notice regarding proposed confirmation order language that resolved those specific objections. Following additional hearings and status conferences, technical amendments to the PC plan of reorganization were filed on May 15, 2013. On May 16, 2013, the Bankruptcy Court issued a memorandum opinion and interim order confirming the PC plan of reorganization, as amended, and setting forth a schedule for motions for reconsideration. Following the filing of motions for reconsideration, the Bankruptcy Court, on May 24, 2013, issued a revised memorandum opinion and final order confirming the modified third amended plan of reorganization and issuing the asbestos permanent channeling injunction. The remaining insurer objectors filed a motion for reconsideration on June 6, 2013 and the other remaining objector filed a notice of appeal to the U. S. District Court for the Western District of Pennsylvania. The motion for reconsideration has been set for a hearing on September 9, 2013. If the Bankruptcy Court denies the motion for reconsideration, any remaining objector may file a notice of appeal to the U. S. District Court for the Western District of Pennsylvania within 14 days of the Bankruptcy Court's decision.
Assuming that the motion for reconsideration is denied and the District Court ultimately affirms the confirmation order, the remaining objectors could appeal the order to the U.S. Third Circuit Court of Appeals and subsequently could seek review by the U.S. Supreme Court.
The 2009 PPG Settlement Arrangement will not become effective until certain conditions precedent are satisfied or waived and the amended PC plan of reorganization is finally approved by an appropriate court order that is no longer subject to appellate review, and PPG’s initial contributions will not be due until 30 business days thereafter (the “Funding Effective Date”).
Asbestos Claims Subject to Bankruptcy Court’s Channeling Injunction
The Bankruptcy Court's channeling injunction entered under §524(g) of the Bankruptcy Code and which will become effective after the order confirming the modified third amended plan of reorganization is no longer subject to appellate review, will prohibit present and future claimants from asserting asbestos claims against PC. With regard to PPG, the channeling injunction by its terms will prohibit present and future claimants from asserting claims against PPG that arise, in whole or in part, out of exposure to Unibestos, or any other asbestos or asbestos-containing products manufactured, sold and/or distributed by PC, or asbestos on or emanating from any PC premises. The injunction by its terms will also prohibit codefendants in these cases that are subject to the channeling injunction from asserting claims against PPG for contribution, indemnification or other recovery. Such injunction will also preclude the prosecution of claims against PPG arising from alleged exposure to asbestos or asbestos-containing products to the extent that a claimant is alleging or seeking to impose liability, directly or indirectly, for the conduct of, claims against or demands on PC by reason of PPG’s: (i) ownership of a financial interest in PC; (ii) involvement in the management of PC, or service as an officer, director or employee of PC or a related party; (iii) provision of insurance to PC or a related party; or (iv) involvement in a financial transaction affecting the financial condition of PC or a related party. The foregoing PC related claims are referred to as “PC Relationship Claims” and constitute, in PPG management’s opinion, the vast majority of the pending asbestos personal injury claims against PPG. All claims channeled to the Trust will be paid only from the assets of the Trust.
Asbestos Claims Retained by PPG
The channeling injunction will not extend to any claim against PPG that arises out of exposure to any asbestos or asbestos-containing products manufactured, sold and/or distributed by PPG or its subsidiaries that is not a PC Relationship Claim, and in this respect differs from the channeling injunction contemplated by the second amended PC plan of reorganization filed in 2003. While management believes that the vast majority of the approximately 114,000 claims against PPG alleging personal injury from exposure to asbestos relate to products manufactured, distributed or sold by PC, the potential liability for any non-PC Relationship Claims will be retained by PPG. Because a determination of whether an asbestos claim is a non-PC Relationship Claim would typically not be known until shortly before trial and because the filing and prosecution of asbestos claims (other than certain premises claims) against PPG has been enjoined since April 2000, the actual number of non-PC Relationship Claims that may be pending at the expiration of the stay or the number of additional claims that may be filed against PPG in the future cannot be determined at this time. PPG intends to defend against all such claims vigorously and their ultimate resolution in the court system is expected to occur over a period of years.
In addition, similar to what was contemplated by the second amended PC plan of reorganization, the channeling injunction will not extend to claims against PPG alleging personal injury caused by asbestos on premises owned, leased or occupied by PPG (so called “premises claims”), which generally have been subject to the stay imposed by the Bankruptcy Court, although motions to lift the stay as to individual premises claims have been granted from time to time. Historically, a small proportion of the claims against PPG and its subsidiaries have been premises claims, and based upon review and analysis, PPG believes that the number of premises claims currently comprises less than 2 percent of the total asbestos related claims against PPG. Beginning in late 2006, the Bankruptcy Court lifted the stay with respect to certain premises claims against PPG. As a result, PPG and its primary insurers have settled approximately 500 premises claims. PPG’s insurers agreed to provide insurance coverage for a major portion of the payments made in connection with the settled claims, and PPG accrued the portion of the settlement amounts not covered by insurance. PPG, in conjunction with its primary insurers as appropriate, evaluates the factual, medical, and other relevant information pertaining to additional claims as they are being considered for potential settlement or litigated in the tort system. The number of such claims under consideration for potential settlement or subject to litigation, currently approximately 350, varies from time to time. PPG believes that any financial exposure resulting from such premises claims, taking into account available insurance coverage, will not have a material adverse effect on PPG’s consolidated financial position, liquidity or results of operations.
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
PPG’s obligation under the 2009 PPG Settlement Arrangement at December 31, 2008 was $162 million less than the amount that would have been due under the 2002 PPG Settlement Arrangement. This reduction is attributable to a number of negotiated provisions in the 2009 PPG Settlement Arrangement, including the provisions relating to the channeling injunction under which PPG retains liability for any non-PC Relationship Claims. PPG will retain such amount as a reserve for asbestos-related claims that will not be channeled to the Trust, as this amount represents PPG’s best estimate of its liability for these claims. PPG does not have sufficient current claim information or settlement history on which to base a better estimate of this liability, in light of the fact that the Bankruptcy Court’s stay has been in effect since 2000. As a result, PPG’s reserve at June 30, 2013 and December 31, 2012 for asbestos-related claims that will not be channeled to the Trust is $162 million. This amount is included within "Other liabilities" on the accompanying consolidated balance sheets. In addition, under the 2009 PPG Settlement Arrangement, PPG will retain for its own account rights to recover proceeds from certain historical insurance assets, including policies issued by non-participating insurers. Rights to recover these proceeds would have been assigned to the Trust by PPG under the 2002 PPG Settlement Arrangement.
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
Of the total obligation of $942 million under the 2009 PPG Settlement Arrangement at June 30, 2013, $703 million is reported as a current liability and the present value of the payments due in the years 2014 to 2023 totaling $239 million is reported as a non-current liability in the accompanying condensed consolidated balance sheet. The future accretion of the noncurrent portion of the liability will total $102 million and be reported as expense in the condensed consolidated statement of income over the period through 2023, as follows (in millions):

Remainder of 2013	$7
2014	14
2015 – 2023	81
Total	$102
The following table summarizes the impact on PPG’s financial statements for the three and six months ended June 30, 2013 and 2012 resulting from the 2009 PPG Settlement Arrangement including the change in fair value of the stock to be transferred to the Trust and the equity forward instrument (see Note 17, “Derivative Financial Instruments and Hedge Activities”) and the increase in the net present value of the future payments to be made to the Trust.

	Three Months Ended June 30		Six Months Ended June 30
Increase (decrease) in expense	2013	2012	2013	2012
	(Millions)
Change in fair value:
PPG stock	$16	$14	$15	$31
Equity forward instrument	(17)	(15)	(16)	(33)
Accretion of asbestos liability	4	4	7	8
Asbestos settlement – net expense	$3	$3	$6	$6
The fair value of the equity forward instrument is included as an "Other current asset" as of June 30, 2013 and December 31, 2012 in the accompanying condensed consolidated balance sheet. Payments under the fixed payment schedule require annual payments that are due each June. The current portion of the asbestos settlement liability included in the accompanying condensed consolidated balance sheet as of June 30, 2013 consists of all such payments required through June 2013, the fair value of PPG’s common stock and the value of PPG’s investment in Pittsburgh Corning Europe. The net present value of the remaining payments due is included in the long-term asbestos settlement liability in the accompanying condensed consolidated balance sheet as of June 30, 2013.
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
As of June 30, 2013 and December 31, 2012, PPG had reserves for environmental contingencies totaling $281 million and $332 million, respectively, of which $103 million and $101 million, respectively, were classified as current liabilities. The reserve at June 30, 2013 included $175 million for environmental contingencies associated with PPG’s former chromium manufacturing plant in Jersey City, N.J. and associated sites (“New Jersey Chrome”) and $106 million for other environmental contingencies, including National Priority List sites and legacy glass and chemical manufacturing sites. The reserve at December 31, 2012 included $221 million for environmental contingencies associated with New Jersey Chrome, $80 million for other environmental contingencies, including National Priority List sites and legacy glass and chemical manufacturing sites, and $31 million for environmental contingencies associated with the Calcasieu River estuary located near the Lake Charles, La. chlor-alkali plant and two operating plant sites in PPG’s former commodity chemicals business. Pretax charges against income from continuing operations for environmental remediation costs totaled $2 million and $15 million, respectively, for the three and six months ended June 30, 2013 and $3 million and $163 million, respectively, for the three and six months ended June 30, 2012, and are included in "Other charges" in the accompanying condensed consolidated statement of income. Included in the six month 2013 environmental remediation expense is a charge of $12 million for remediation costs at a legacy chemical manufacturing site in Barberton, Ohio based on an updated estimate of costs for remediation activities at this site. Income from discontinued operations includes $1 million of environmental remediation expense in the six months ended June 30, 2012. Cash outlays related to all environmental remediation aggregated $32 million and $55 million, respectively, for the three and six months ended June 30, 2013 and $12 million and $25 million, respectively, for the three and six months ended June 30, 2012. The three and six months ended 2012 spending included $3 million associated with environmental remediation liabilities of the former commodity chemicals business. Management expects pretax charges for environmental remediation costs during the remainder of 2013 to be within the range of $10 million to $15 million.
Management expects cash outlays for environmental remediation costs to be approximately $50 million in the remainder of 2013, approximately $100 million annually in 2014 and 2015 and to range from $10 million to $30 million annually from 2016 through 2018. It is possible that technological, regulatory and enforcement developments, the results of environmental studies and other factors could alter the Company’s expectations with respect to future charges against income and future cash outlays. Specifically, the level of expected future remediation costs and cash outlays is highly dependent upon activity related to New Jersey Chrome, as discussed below.

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
A settlement agreement among PPG, NJDEP and Jersey City (which had asserted claims against PPG for lost tax revenue) has been reached and memorialized in the form of a Judicial Consent Order (the “JCO”) that was entered by the court on June 26, 2009. PPG’s remedial obligations under the ACO with NJDEP have been incorporated into the JCO. Pursuant to the JCO, a new process has been established for the review of the technical reports PPG must submit for the investigation and remedy selection for the 14 ACO sites and the six sites for which PPG has accepted sole responsibility under the terms of the Orphan Sites Settlement (“20 PPG sites”). The JCO also provided for the appointment of a court-approved Site Administrator who is responsible for establishing a master schedule for the remediation of the 20 PPG sites. On July 6, 2009, former United States Environmental Protection Agency Deputy Administrator, Michael McCabe, was appointed as Site Administrator under the JCO. The JCO established a goal, based on currently applicable remedial provisions, to remediate soils and sources of contamination at the 20 PPG sites as expeditiously as possible for completion at the end of 2014 in accordance with the master schedule developed by the Site Administrator. During the second quarter of 2013, the parties to the JCO determined that it was not feasible to complete the soil remediation by the original December 2014 cleanup goal due to the complexities associated with the remediation of the sites. Based upon current knowledge of the conditions at the sites and the experience gained over the last several years, the JCO parties established a new master schedule, which was approved by the court, which extends the goal for the cleanup of soils and sources of contamination to December 1, 2015. Under the JCO,

NJDEP could seek to impose stipulated civil penalties if PPG fails to meet the time line or perform certain tasks under the master schedule. The JCO also resolved the claims for reparations for lost tax revenues by Jersey City with the payment of $1.5 million over a five year time period. The JCO did not otherwise affect PPG’s responsibility for the remediation of the 14 ACO sites. PPG’s estimated costs under the JCO, including amounts related to site administration, are included in the June 30, 2013 reserve for New Jersey Chrome environmental remediation matters.
In the first quarter of 2012, an additional site was identified for which PPG has assumed responsibility for hexavalent chromium contamination. PPG learned that chromate waste from its former plant site was transported and used as construction fill at this location. PPG has reached a settlement with this property owner and PPG's remedial obligation has been satisfied.
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
As work continued at all of the New Jersey Chrome sites and the final draft soil remedial action work plan for the former chromium manufacturing and adjacent sites was being developed, the estimated remediation costs were refined for all New Jersey Chrome sites and the updated information was used to compile a new estimate of the remediation costs, which resulted in a charge of $145 million in the first quarter of 2012. The liability for remediation of the New Jersey Chrome sites totals $175 million at June 30, 2013. The major cost components of this liability continue to be related to transportation and disposal of impacted soil as well as construction services. These components account for approximately 60% and 30% of the accrued amount, respectively, as of June 30, 2013. The accrued liability also includes estimated costs for water treatment, engineering and project management. The final draft soil remedial action work plan is based upon plans for PPG to obtain use limitations for the properties that will be remediated by various means including the purchase of certain sites. Based on our recently completed and on going investigations, approximately one million tons of soil may be potentially impacted for all New Jersey Chrome sites. The most significant assumptions underlying the current cost estimate are those related to the extent and concentration of chromium impacts in the soil, as these determine the quantity of soil that must be treated in place, the quantity that will have to be excavated and transported for offsite disposal, and the nature of disposal required. The charges taken for the estimated cost to remediate the New Jersey Chrome sites are exclusive of any third party indemnification, as the recovery of any such amounts is uncertain. Information will continue to be generated from the ongoing groundwater remedial investigation activities related to New Jersey Chrome and will be incorporated into a final draft remedial action work plan for groundwater expected to be submitted to NJDEP in the second quarter of 2014.
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
Other Matters
The Company accrues for product warranties at the time the products are sold based on historical claims experience. As of June 30, 2013 and December 31, 2012, the reserve for product warranties were $10 million and $14 million, respectively. Pretax charges against income for product warranties and the related cash outlays were not material for the three and six months ended June 30, 2013 and 2012.
The Company had outstanding letters of credit and surety bonds of $133 million and guarantees of $82 million as of June 30, 2013. The Company does not believe any loss related to such guarantees is likely.

21.	Reportable Segment Information
PPG is a multinational manufacturer with 12 operating segments that are organized based on the Company’s major product lines. These operating segments are also the Company’s reporting units for purposes of testing goodwill for impairment. The operating segments have been aggregated based on economic similarities, the nature of their products, production processes, end-use markets and methods of distribution into five reportable business segments.
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
Reportable segment net sales and segment income for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	(Millions)
Net sales:
Performance Coatings	$1,688	$1,241	$2,812	$2,391
Industrial Coatings	1,241	1,099	2,424	2,175
Architectural Coatings - EMEA	571	601	1,025	1,118
Optical and Specialty Materials	326	314	640	648
Glass	269	273	525	529
Total (a)	$4,095	$3,528	$7,426	$6,861
Segment income:
Performance Coatings	$255	$204	$427	$364
Industrial Coatings	191	143	369	293
Architectural Coatings - EMEA	69	64	89	80
Optical and Specialty Materials	96	95	195	204
Glass	8	23	13	31
Total	619	529	1,093	972
Legacy items (b)	(11)	(15)	(57)	(190)
Business restructuring (See Note 8)	—	—	—	(208)
Acquisition-related costs (c)	(21)	—	(28)	(6)
Interest expense, net of interest income	(38)	(40)	(81)	(81)
Other unallocated corporate expense – net	(60)	(48)	(120)	(108)
Income from continuing operations before income taxes	$489	$426	$807	$379

(a)	Intersegment net sales for the three and six months ended June 30, 2013 and 2012 were not material.

(b)
Legacy items include current costs related to former operations of the Company, including pension and other postretirement benefit costs, certain charges for legal matters and environmental remediation costs, and certain charges which are considered to be unusual or non-recurring, including the earnings impact of the proposed asbestos settlement. Legacy items also include equity earnings from PPG’s approximate 40 percent investment in the former automotive glass and services business. The expense for the six months ended June 30, 2013 and 2012 includes nonrecurring environmental remediation pretax charges of $12 million and $159 million, respectively. The 2012 charge relates to continued environmental remediation activities at legacy chemicals sites, primarily at PPG’s former Jersey City, N.J. chromium manufacturing plant and associated sites. The expense for the six months ended June 30, 2013 includes a pretax charge of $18 million for the settlement losses related to certain legacy Canadian glass pension plans.

(c)
For the three and six months ended June 30, 2013, the expense includes the flow-through cost of sales of the step up to fair value of inventory acquired primarily from the North American architectural coatings business of AkzoNobel and advisory, legal, accounting, valuation and other professional or consulting fees incurred in connection with acquisition activity. For the six months ended June 30, 2012, the expense represents the flow-through cost of sales of the step up to fair value of inventory acquired from Dyrup and Colpisa. These costs are considered to be unusual and non-recurring and do not reduce the segment earnings used to evaluate the performance of the operating segments.

22.	Subsequent Event
On July 28, 2013, PPG reached an agreement to divest its 51 percent interest in Transitions Optical to Essilor International, which currently holds a 49 percent interest in the venture. Transitions Optical is a global supplier of photochromic lenses and a consolidated subsidiary of PPG. The transaction reflects an enterprise value of approximately $3.4 billion, with PPG receiving cash at closing of $1.73 billion pretax or approximately $1.5 billion after-tax, subject to certain post-closing working capital and net debt adjustments. In 2012, Transitions Optical had net sales of approximately $800 million. Essilor will also enter into multi-year agreements with PPG for continuing supply of optical dyes and research and development services and will acquire PPG's optical sunlens business. The transaction is expected to close in the first half of 2014, subject to satisfaction of customary closing conditions, including receipt of regulatory approvals.
Currently, all Transitions Optical sales are consolidated in PPG's financial statements. Essilor's minority share of the joint venture's net earnings is reflected as a reduction to PPG's net income and presented in the financial statements as “Net income attributable to non-controlling interests”. Upon receipt of regulatory approvals, PPG expects to account for Transitions Optical as discontinued operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Separation and Merger of PPG’s Commodity Chemical Business
On January 28, 2013, PPG completed the separation of its commodity chemicals business and the merger of the subsidiary holding the PPG commodity chemicals business with a subsidiary of the Georgia Gulf Corporation ("Georgia Gulf"). The combined company formed by uniting Georgia Gulf with PPG's former commodity chemicals business is named Axiall Corporation ("Axiall"). PPG holds no ownership interest in Axiall. The results of operations and cash flows of the commodity chemicals business for the month of January 2013 are presented in the accompanying financial statements as the results from discontinued operations. The results of operations and cash flows of the commodity chemicals business for the three and six month periods ended June 30, 2012 have been reclassified in these condensed consolidated financial statements to conform to the presentation of discontinued operations. See Note 5, "Separation and Merger Transaction" in Item 1 - Financial Statements, for additional information relating to this transaction.
Performance in Second Quarter of 2013 Compared to Second Quarter of 2012
Performance Overview
Sales in the second quarter of 2013 were $4,095 million, up 16 percent versus the prior year sales of $3,528 million for the second quarter of 2012. The impact of sales from businesses acquired within the last twelve months increased sales about 15 percent and higher selling prices increased sales about 1 percent. Overall sales volumes, excluding acquired businesses, were down 1 percent. Foreign currency translation was slightly favorable in the quarter. The acquisition of the North American architectural coatings business of AkzoNobel in April 2013 contributed approximately $475 million of the higher sales from acquisitions. The acquisition sales total also includes sales from Deft, an aerospace coatings business acquired in May 2013, the Spraylat coatings business acquired in December 2012 and the impact of consolidating the results of an Indian joint venture over which PPG now has management control. Pricing improved modestly as certain businesses continue to counter modest inflation from changes in raw material and energy pricing, along with transportation and labor costs. Volumes grew in the Industrial Coatings and Optical and Specialty Materials segments, but fell in the remaining segments. The second quarter is traditionally the strongest seasonally in many of our businesses, and the Company generally experienced normal seasonal sales trends during the quarter. As with several recent quarters, demand remained mixed by region. We experienced consistent, modest growth in most end-use markets in the United States and Canada. Solid growth also continued in many end-use markets in Asia Pacific, with the exception of the marine new-build market. European demand remained weak, with several businesses experiencing lower demand, partly offset by volume growth in a few businesses. Although European demand remained weak, the overall pace of business was fairly steady with the first quarter, adjusted for seasonal factors.
Cost of sales, exclusive of depreciation and amortization, was $2,343 million for the second quarter of 2013 compared to $2,066 million for the second quarter of 2012. Cost of sales increased year-over-year due to the cost of sales of acquired businesses and the impact of inflation, modestly offset by lower manufacturing costs and the impact of lower sales volumes. Cost of sales decreased as a percentage of sales for the second quarter of 2013 to 57.2 percent from 58.6 percent in the second quarter of 2012 due to shifts in sales margin mix.
Selling, general and administrative expenses increased by $189 million in the second quarter of 2013 compared to the second quarter of 2012. These costs increased principally due to the inclusion of acquired businesses. In addition, the continued focus on cost management, including savings from restructuring actions approved in March 2012, lowered selling, general and administrative expenses, partially offset by overhead inflation. Selling, general and administrative expenses also included professional service costs for acquisition related activities. The impact of foreign currency translation was minimal. Selling, general and administrative expenses increased as a percent of sales to 24.0 percent in the second quarter of 2013 from 22.4 percent in the second quarter of 2012. The increase is due to the acquisition of the AkzoNobel North American architectural coatings business acquired during the quarter, which operates with higher relative selling and advertising costs consistent with the distribution-oriented nature of the business.
Other charges increased to $23 million in the second quarter of 2013 from $16 million in the second quarter of 2012 due largely to losses from foreign currency transactions.
The effective tax rate on pretax earnings from continuing operations for the quarter ended June 30, 2013 was 24 percent compared to 23 percent in the second quarter of 2012. The effective rate on pretax earnings from continuing operations for the quarter ended June 30, 2013 includes tax benefits of $6 million or approximately 28 percent for acquisition-related costs. The effective tax rate on the remaining pre-tax earnings from continuing operations was 24 percent resulting in tax expense of $124 million.

Diluted earnings-per-share for the three months ended June 30, 2013 were $2.35. Excluding the charges related to acquisition-related costs, adjusted diluted earnings-per-share from continuing operations for the three months ended June 30, 2013 were $2.45. This compares to diluted earnings-per-share from continuing operations of $1.92 for the three months ended June 30, 2012. The increase in diluted earnings-per-share resulted from higher earnings and a reduction in the number of shares outstanding as a result of the 10.8 million PPG shares tendered to the Company in the exchange offer in connection with the separation and merger of the Company's former commodity chemicals business as well as the approximately 1 million shares repurchased in the first quarter of 2013. For more information about the separation and merger of the Company's former commodity chemicals business, see Note 5, “Separation and Merger Transaction,” under Item 1 of this Form 10-Q.

Looking ahead, the third quarter is traditionally a slower quarter seasonally than the second quarter, however, we anticipate many of the same factors that led to our earnings growth year-to-date will continue. PPG's board of directors approved in July 2013 a $102 million restructuring program focused on capturing synergies from the acquisition of the AkzoNobel North American architectural coatings business, along with other actions in select businesses that continue to operate in weak economic conditions. Finally, we are working to capitalize on our strong balance sheet as we continue to analyze opportunities to increase earnings through prudent cash deployment.
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
Net income (attributable to PPG) and earnings-per-share – assuming dilution (attributable to PPG) are reconciled to adjusted net income (attributable to PPG) and adjusted earnings-per-share – assuming dilution below:

(Millions, except per share amounts)
Three Months ended June 30, 2013	Net Income
	Net Income	EPS
Net income (attributable to PPG)	$341	$2.35
Net income (attributable to PPG) includes:
Acquisition-related costs	15	0.10
Adjusted net income	$356	$2.45
Performance of Reportable Business Segments
Performance Coatings sales increased $447 million, to $1,688 million for the second quarter of 2013 compared to $1,241 million for the second quarter of 2012. The sales increase of 36 percent was due largely to sales from acquired businesses and modest pricing gains, partially offset by 5 percent lower sales volumes. Currency impacts were minor. The acquired AkzoNobel North American architectural coatings business added about $475 million to segment sales in the quarter. Quarterly net sales results, excluding acquisitions and currency, varied by region with growth in the Americas and overall declines in Europe. The largest sales volume decline was in Asia Pacific driven exclusively by lower marine results. Marine new-build activity declined notably year-over-year as overall industry activity remains subdued. U.S. architectural coatings sales, excluding acquired business sales, declined by low-single-digit percentages. High-single-digit percentage growth in company-owned stores was offset by lower sales due to previously disclosed changes in products sold at a national retail customer. Aerospace and automotive refinish delivered mid- to high-single-digit percentage sales growth aided by solid global end-market trends, except in Europe. Segment income was $255 million for the second quarter of 2013, an increase of $51 million compared to the second quarter of 2012. The most significant factors were strong operating performance, including achievement of lower costs, the additional earnings contributed by acquired businesses and pricing, which combined to more than offset the negative impact of lower volume and inflation.
Looking ahead, the third quarter is traditionally a slower quarter seasonally for the segment and most notably for architectural coatings; however, U.S. architectural coatings market conditions are expected to remain positive. Sales demand patterns in the longer cycle aerospace and marine businesses are less seasonal. Also, the acquired businesses will remain a large influence on segment financial results. Lastly, we anticipate a more modest year-over-year cost benefit as some of the 2012 restructuring program actions were implemented last year and are reaching their anniversary date.
Industrial Coatings sales increased 13 percent, or $142 million, to $1,241 million for the second quarter of 2013 compared to $1,099 million for the second quarter of 2012. The sales increase was driven by 7 percent volume growth and 5 percent sales of acquired businesses. For the quarter, PPG's global automotive OEM (original equipment manufacturer) volumes grew 12 percent, with comparable growth rates in each major region. Sales volumes in this business outpaced global auto industry production growth of 3 percent, reflecting continued adoption of the Company's newest products and technologies and high level focus on customer service. The industrial coatings business' sales volume grew globally, aided by strong emerging region volume growth and low-single-digit percentage volume growth in the U.S. Sales volumes receded in Europe. Overall global demand in general industrial end use markets remained mixed. The packaging coatings business' sales volumes advanced low-single-digit percentages globally and in each major region. Segment income was $191 million for the second quarter of 2013 compared to $143 million for the same quarter in 2012. The favorable earnings impact of higher sales was coupled with ongoing cost management initiatives to result in increased segment earnings.
Looking ahead to the third quarter, segment sales are typically lower seasonally in comparison with the second quarter. Global automotive OEM industry production growth is expected to continue year-over-year, but below production levels in the second quarter. Segment earnings are expected to benefit less from restructuring-related savings due to reaching the anniversary of certain prior year actions.
Architectural Coatings – EMEA sales decreased 5 percent, or $30 million, to $571 million for the second quarter of 2013 compared to $601 million for the prior year second quarter, in what is traditionally the strongest seasonal sales quarter for the segment. Sales volumes were down 8 percent as broad weakness continued in most European countries. Additionally, poor weather and flooding occurred in Eastern Europe, contributing modestly to the negative segment volume performance. Currency translation added slightly to sales. Despite the year over year volume decline, segment income was $69 million for the second quarter of 2013, an increase of $5 million from the same quarter in 2012. The earnings impact from the lower sales volume was countered by discretionary cost management coupled with the structural cost improvements stemming from the 2012 restructuring program.
Looking ahead, overall market conditions in the third quarter are expected to remain challenging in Europe. We expect normal seasonal patterns, as the third quarter activity is traditionally lower sequentially versus the second quarter. Stringent cost management remains a focus, and some further benefit is expected to be realized from the prior year restructuring program.
Optical and Specialty Materials sales increased 4 percent, or $12 million, to $326 million for the second quarter of 2013 compared to $314 million for the second quarter of 2012. The sales increase was due to a 2 percent increase in volumes, with gains realized in both businesses, and modestly higher sales prices. The new product launch of Generation VII Transitions(R) lenses in Europe continued, with new product sales in the quarter exceeding first quarter sales results. In the U.S. and Asian markets, growth continued for optical products sold to end-consumers. However, customer inventory management of the Generation VI Transitions® product ahead of the impending Generation VII launch in these regions, tempered growth. Silica demand improved modestly in the U.S. and Europe. Segment income was $96 million for the second quarter of 2013 compared to $95 million for the same quarter in 2012.
Looking ahead, segment sales traditionally decline seasonally from the second to the third quarter. In optical products, solid emerging region growth is expected to continue, and optical customers are expected to remain focused on managing their Generation VI product inventory levels ahead of the Generation VII introduction. The positive demand trend for Silicas is expected to continue.
Second quarter Glass sales declined $4 million or 1% from the prior year period to $269 million. Sales decreased 3 percent from lower volumes, somewhat offset by higher flat glass pricing. Weak end-use market conditions continued for fiber glass in Europe and fiber glass pricing remained lower than prior year. Flat glass volumes also declined as the non-residential construction market, a key market for the Company, remained subdued, while other markets, including the solar panel market, declined. Segment income was $8 million for the second quarter of 2013 compared to segment income of $23 million for the same quarter in 2012. In addition to lower sales, the segment experienced input cost inflation, including higher transportation and natural gas unit costs. Equity and licensing earnings were lower for the segment, including the impact of weaker consumer electronics activity on the Asian fiber glass joint venture results. Higher maintenance and repair costs and lower manufacturing utilization offset the benefit of other positive cost actions.
Looking ahead to the third quarter, the segment typically experiences modestly positive seasonal gains versus the second quarter. However, overall sales demand patterns in both businesses are expected to continue, resulting in low utilization rates. Inflation is expected to remain a factor, but moderate somewhat based on current natural gas unit pricing. Equity earnings are expected to remain at lower levels based on weak personal computer demand. Both businesses have a heavy emphasis on improving cost performance.
Performance in First Six Months of 2013 Compared to First Six Months of 2012
Performance Overview
Sales in the first six months of 2013 were $7,426 million, up $565 million or 8% compared with sales of $6,861 million for the first six months of 2012. The impact of acquisitions increased sales about 9 percent and higher selling prices increased sales about 1 percent. Overall sales volumes, excluding acquisitions, were down 2 percent and the foreign currency translation impact was negligible. Sales from acquisitions were driven by the North American architectural coatings business of AkzoNobel acquired in April 2013. The remaining sales increase from acquisitions include Deft, an aerospace coatings business acquired in May 2013, the Spraylat coatings business acquired in December 2012 and the impact of consolidating the results of an Indian joint venture over which PPG now has management control. Higher selling prices impacted most businesses due, in part, to the carryover impact of 2012 price increases and increases to offset low-single-digit inflation in the first six months of 2013, which includes increases in transportation and labor costs. Volumes grew in the Industrial Coatings segment, but fell in the remaining segments. Sales volume was inconsistent by region. Sales volumes in the United States and Canada were level year over year and growth occurred in many end-use markets in Asia Pacific. However, Europe experienced further broad demand weakening. Overall sales trends were also varied by end-use market.
Cost of sales, exclusive of depreciation and amortization, was $4,290 million for the first six months of 2013, up $278 million from $4,012 million for the first six months of 2012. Cost of sales increased year-over-year due to the cost of sales of acquired businesses. Costs of sales decreased due to the impacts of lower sales volumes and lower manufacturing costs. Cost of sales as a percentage of sales for the first six months of 2013 was 57.8 percent compared to 58.5 percent for the first six months of 2012. The decrease is largely due to shifts in sales margin mix.
Selling, general and administrative expenses increased by $163 million in the first six months of 2013 compared to the first six months of 2012. These costs increased principally from the inclusion of acquired businesses and overhead cost inflation. This increase was partly offset by the impact of our continued focus on cost management, including savings from restructuring actions approved in March 2012. The impact of foreign currency translation was minimal. Selling, general and administrative expenses increased slightly as a percent of sales to 23.9 percent in the first six months of 2013 from 23.5 percent in the first six months of 2012.
Other charges decreased to $48 million in the first six months of 2013 from $186 million in the first six months of 2012. The decrease is due to lower legacy environmental remediation charges in 2013. The six months-ended June 30, 2013 includes a pretax charge of $12 million related to environmental remediation at a legacy chemical manufacturing site. The six months-ended June 30, 2012 included a pretax charge of $159 million, related primarily to the environmental remediation at a former chromium manufacturing plant and associated sites in New Jersey.
Other earnings decreased to $54 million in the first six months of 2013 as compared to $60 million for the first six months of 2012. The decrease reflects lower equity earnings, primarily from our Asian fiber glass joint ventures, due to a decline in the personal computer market and lower licensing earnings in the Glass segment.
The effective tax rate on pretax earnings from continuing operations was 23 percent and 18 percent in the six months ended June 30, 2013 and 2012, respectively. The effective rate on pretax earnings from continuing operations for the six months ended June 30, 2013 includes tax benefits of $5 million or 26.7 percent for the settlement of legacy pension plans, $4 million or 37.4 percent for a legacy environmental remediation charge, and $8 million or approximately 28.5 percent for acquisition-related costs. The first six months of 2013 also include an after-tax benefit of $10 million for the retroactive impact of U.S. tax law changes enacted in early 2013 and that were not included in previously reported 2012 earnings. The effective tax rate on the remaining pre-tax earnings from continuing operations was 24 percent resulting in tax expense of $209 million.

The effective tax rate on pretax earnings from continuing operations for the six months-ended June 30, 2012 includes tax benefits of $60 million or 37.7 percent for estimated environmental remediation costs primarily at a former chromium manufacturing plant and associated sites in New Jersey, $45 million or 21.4 percent for business restructuring charges and $2 million or 28.6 percent for acquisition-related expenses. The effective tax rate on the remaining pretax earnings from continuing operations was approximately 23 percent resulting in tax expense of $174 million.
Diluted earnings-per-share for the first six months of 2013 were $18.76 per-share, comprised of net income from continuing operations of $3.82 per-share and discontinued operations, net of tax of $14.94 per-share. Excluding the charges related to legacy pension and environmental costs, as well as acquisition-related costs and the non-recurring retroactive tax benefit, adjusted diluted earnings-per-share from continuing operations for the six months ended June 30, 2013 were $4.02. This compares to adjusted diluted earnings-per-share from continuing operations of $3.33 for the six months ended June 30, 2012, excluding the charges in the six month period related to business restructuring and environmental remediation and acquisition-related costs. The increase in diluted earnings-per-share resulted from higher earnings and a reduction in the number of shares outstanding as a result of the 10.8 million PPG shares tendered to the Company in the exchange offer in connection with the separation and merger of the Company's former commodity chemicals business as well as the approximately 1 million shares repurchased in the first quarter of 2013. For more information about the separation and merger of the Company's former commodity chemicals business, see Note 5, “Separation and Merger Transaction,” under Item 1 of this Form 10-Q.
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
Net income (attributable to PPG) and earnings-per-share – assuming dilution (attributable to PPG) are reconciled to adjusted net income (attributable to PPG) and adjusted earnings-per-share – assuming dilution below:

(Millions, except per share amounts)
Six Months ended June 30, 2013	Continuing Operations		Discontinued Operations		Net Income
	Net Income	EPS	Net Income	EPS	Net Income	EPS
Net income (attributable to PPG)	$560	$3.82	$2,191	$14.94	$2,751	$18.76
Net income (attributable to PPG) includes:
Acquisition-related costs	20	0.13			20	0.13
Charges related to legacy pension settlements	13	0.09			13	0.09
Charges related to legacy environmental remediation	8	0.05			8	0.05
Impact of one time retroactive U.S. tax law change	(10)	(0.07)			(10)	(0.07)
Adjusted net income	$591	$4.02	$2,191	$14.94	$2,782	$18.96

(Millions, except per share amounts)
Six Months ended June 30, 2012	Continuing Operations		Discontinued Operations		Net Income
	Net Income	EPS	Net Income	EPS	Net Income	EPS
Net income (attributable to PPG)	$247	$1.60	$128	$0.82	$375	$2.42
Net income (attributable to PPG) includes:
Charges related to business restructuring	163	1.06			163	1.06
Charges related to environmental remediation	99	0.64			99	0.64
Charges related to business acquisitions	4	0.03			4	0.03
Costs related to the separation and merger transaction			3	0.02	3	0.02
Adjusted net income	$513	$3.33	$131	$0.84	$644	$4.17
Performance of Reportable Business Segments
Performance Coatings sales increased $421 million or 18%, to $2,812 million for the first six months of 2013 compared to $2,391 million for the first six months of 2012. Sales were 21 percent higher due to sales from acquired businesses and 2 percent higher pricing, partially offset by 5 percent lower volumes. Sales volumes remained varied by region and business. Volume growth continued in the aerospace coatings business where industry demand remains strong. Offsetting the segment sales gains was a decline in volume in the protective and marine coatings business due to further, notable weakness in the Asian marine new-build market as global demand remains very subdued. U.S. architectural coatings sales volume declined by low-single-digit percentages with mid-to-high single digit percentage same store growth in company-owned stores, lower sales in national retail accounts and lower sales in the independent dealer channel. The lower sales volume in the national account channel was due to the previously disclosed change in products sold at a national retail customer. Segment income was $427 million for the six months ended June 30, 2013, an increase of $63 million compared to the six months ended June 30, 2012, despite the unfavorable earnings impact of lower sales. Segment income grew because of lower overhead and manufacturing costs stemming from our prior restructuring actions and ongoing cost management as well as the additional earnings stemming from acquired businesses.
Industrial Coatings sales increased 11 percent, or $249 million, to $2,424 million for the first six months of 2013 compared to $2,175 million for the first six months of 2012. The sales increase was driven by 5 percent volume growth, 5 percent from acquisitions and 1 percent from price and foreign currency translation. For the six months 2013, PPG's global automotive OEM (original equipment manufacturer) coatings volumes grew 10 percent while global auto production grew by 1 percent year-over-year. The industrial coatings business experienced inconsistent volume results by region with broad weakness in Europe and strong improvements across emerging regions, while North America was modestly higher compared with prior year. Packaging coatings volume also grew modestly in all regions. Segment income was $369 million for the first six months of 2013 compared to $293 million for the same period in 2012. The favorable earnings impact of higher sales was coupled with ongoing cost management initiatives and 2012 restructuring program benefits to result in increased segment earnings.
Architectural Coatings – EMEA sales decreased 8 percent, or $93 million, to $1,025 million for the first six months of 2013 compared to $1,118 million for the first six months of 2012. Volumes were down 10 percent as demand worsened in most European countries. Poor weather conditions in the first half of 2013 contributed to the volume decline versus the prior year. The impact of pricing was slightly positive. Despite the year over year volume decline, segment income was $89 million for the first six months of 2013, an increase of $9 million in comparison to the prior year's first six months. The negative earnings impact from the lower sales was countered by lower costs, including discretionary cost management coupled with the structural cost improvements stemming from the 2012 restructuring program.
Optical and Specialty Materials sales decreased 1 percent, or $8 million, to $640 million for the first six months of 2013 compared to $648 million for the first six months of 2012. The sales decrease was due to a 2 percent decline in volumes, versus a strong first half of 2012 that was aided by the optical industry recovery from fourth quarter 2011 Thailand flooding and related inventory restocking. The lower year-over-year volumes reflect a return to a normal optical seasonal sales pattern coupled with somewhat lower overall optical consumer activity in the United States. A February 2013 new product launch of Generation VII Transitions(R) lenses in Europe resulted in higher volumes in Europe despite a weak regional economy. Silica demand improved in the U.S. and Europe. Segment income was $195 million for the first six months of 2013 compared to $204 million for last year's comparable period. The $9 million decrease in segment income was due to the earnings impact of lower sales volumes, partially offset by lower selling and marketing expenses.
First six month 2013 Glass sales declined $4 million from the prior year period to $525 million. Sales decreased 1 percent due to lower sales volumes. Volume in both glass businesses declined reflecting moderating demand in various end-use markets. Segment income was $13 million for the first six months of 2013 compared to segment income of $31 million for the first six months of 2012. In addition to lower sales volumes, the segment experienced input cost inflation, including higher natural gas costs, lower licensing earnings and lower fiber glass equity earnings from weaker personal computer production activity in Asia. These negative factors more than offset reductions in manufacturing costs.

Liquidity and Capital Resources
PPG ended the quarter with cash and short-term investments totaling approximately $1.8 billion, down from $2.4 billion at December 31, 2012. In January 2013, PPG received $940 million in cash proceeds, including a preliminary working capital adjustment, net of cash transferred, in connection with the closing of the separation of its commodity chemicals business and subsequent merger of the subsidiary holding the PPG commodity chemicals business with a subsidiary of Georgia Gulf. For more information about the separation and merger of the Company's former commodity chemicals business, see Note 5, “Separation and Merger Transaction,” under Item 1 of this Form 10-Q.
On April 1, 2013, PPG finalized the acquisition of the North American architectural coatings business of Akzo Nobel N.V., Amsterdam, for $957 million, net of cash acquired.
Cash from operating activities - continuing operations for the six months ended June 30, 2013 was $490 million and was $322 million for the comparable period of 2012. Cash from operating activities - continuing operations, the Company’s debt capacity and cash and short term investments on hand are expected to continue to be sufficient to fund operating activities, capital spending, including acquisitions, dividend payments, debt service, amounts due under the proposed asbestos settlement, share repurchases and contributions to pension plans.
Other sources and uses of cash during the six months ended June 30, 2013 included:

•	Capital expenditures, excluding acquisitions, were $155 million, or about 2 percent of sales. Anticipated 2013 capital spending is expected to be in the range of 2 percent to 3 percent of sales.

•	Proceeds from the sale of short-term investments, net of the cost of short-term investment purchases was $610 million.

•	$600 million of debt was repaid upon maturity in March 2013.

•
PPG expects to make mandatory contributions to its non-U.S. plans in 2013 of approximately $77 million, of which $28 million was made as of June 30, 2013. PPG does not have a mandatory contribution to make to its U.S. defined benefit pension plans in 2013 and does not expect to make a voluntary contribution in 2013.

•	Cash dividends paid totaled $171 million.

•	Cash spent on share repurchases totaled $140 million.

The ratio of total debt, including capital leases, to total debt and PPG shareholders’ equity was 40 percent at June 30, 2013 and 50 percent at December 31, 2012, respectively.
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

(Millions, except percentages)	June 30, 2013	Dec. 31 2012		June 30, 2012
Trade Receivables, Net	$2,988	$2,568		$2,973
Inventories, FIFO	2,059	1,931		2,022
Trade Creditors’ Liabilities	1,898	1,620		1,749
Operating Working Capital	$3,149	$2,879	(a)	$3,246	(a)
Operating Working Capital as a % of Sales	19.2%	19.7%		20.5%
(a) Inclusive of amounts related to PPG's Commodity Chemicals business that was separated in January 2013. Excluding the Commodity Chemicals business, operating working capital was $3,001 or 21.3 percent at June 30, 2012 and $2,634 or 20.3 percent at December 31, 2012.

The change in operating working capital elements, excluding the impact of currency, acquisitions and the operating working capital of the commodity chemicals business at December 31, 2012, was an increase of $239 million during the six months ended June 30, 2013. This increase is the result of trade receivables increasing in line with the increase in the second quarter of 2013 sales compared with sales in the fourth quarter 2012. Days sales outstanding at June 30, 2013 were 62 days, which was consistent with December 31, 2012 (excluding sales and receivables of the commodity chemicals business) and a three day decrease over June 30, 2012 (excluding sales and receivables of the commodity chemicals business).
Currency
From December 31, 2012 to June 30, 2013, the U.S. dollar strengthened against the currencies of most of the countries in which PPG operates. As a result, consolidated net assets at June 30, 2013 decreased by $179 million, compared to December 31, 2012. Comparing exchange rates during the first six months of 2013 to those of the first six months of 2012, the U.S. dollar was slightly weaker in certain countries in which PPG operates, which had a favorable impact on June 30, 2013 pretax earnings of $1 million from the translation of these foreign earnings into U.S. dollars.
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
As of June 30, 2013 and December 31, 2012, PPG had reserves for environmental contingencies totaling $281 million and $332 million, respectively, of which $103 million and $101 million, respectively, were classified as current liabilities. Pretax charges against income from continuing operations for environmental remediation costs totaled $2 million and $15 million, respectively, for the three and six months ended June 30, 2013 and $3 million and $163 million, respectively, for the three and six months ended June 30, 2012, and are included in "Other charges" in the accompanying condensed consolidated statement of income. Included in the 2013 environmental remediation expense is a charge of $12 million for remediation costs at a legacy chemical manufacturing site in Barberton, Ohio based on an updated estimate of costs for remediation activities at this site. Income from discontinued operations includes $1 million of environmental remediation expense in the six months ended June 30, 2012. Cash outlays related to all environmental remediation aggregated $32 million and $55 million, respectively, for the three and six months ended June 30, 2013 and $12 million and $25 million, respectively, for the three and six months ended June 30, 2012. The first quarter of 2012 spending included $3 million associated with environmental remediation liabilities of the former commodity chemicals business.

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

Management expects pretax charges for environmental remediation costs during the remainder of 2013 to be within the range of $10 million to $15 million.

Management expects cash outlays for environmental remediation costs to be approximately $50 million during the remainder of 2013, approximately $100 million annually in 2014 and 2015 and to range from $10 million to $30 million annually from 2016 through 2018. It is possible that technological, regulatory and enforcement developments, the results of environmental studies and other factors could alter our expectations with respect to charges against income and future cash outlays. Specifically, the level of expected cash outlays and charges for environmental remediation costs are highly dependent upon activity related to the former chromium manufacturing plant and associated sites in New Jersey, as PPG awaits approval of the final draft soil remedial work plan that will be submitted to the NJDEP in 2014.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in the Company’s exposure to market risk from December 31, 2012 to June 30, 2013. See Note 15, “Derivative Instruments and Hedge Activities” for a description of our instruments subject to market risk.
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
In September 2012, U.S. EPA issued a Finding of Violation to PPG for alleged violations of operating requirements for the Delaware, OH facility's thermal oxidizer air emission control unit and the alleged failure to report the alleged deviations.  U.S. EPA has offered to resolve this matter with a consent order that would include a fine of $203,908.  PPG intends to respond in writing to U.S. EPA's initial penalty demand.  We cannot predict the amount of the final penalty demand.

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
Under the PPG Deferred Compensation Plan for Directors, each director may elect to defer the receipt of all or any portion of the compensation paid to such director for serving as a PPG director. All deferred payments are held in the form of common stock equivalents. Payments out of the deferred accounts are made in the form of common stock of the Company (and cash as to any fractional common stock equivalent). In the second quarter of 2013, the directors, as a group, were credited with 2,602 common stock equivalents under this plan. The value of each common stock equivalent, when credited, ranged from $140.65 to $150.95.

Issuer Purchases of Equity Securities
No shares were repurchased in the quarter ended June 30, 2013 under the current 10 million share repurchase program approved in October 2011. The maximum number of shares that may yet be purchased under this program is 6,968,425 shares. This repurchase program has no expiration date.

Item 6. Exhibits
See the Index to Exhibits on Page 49.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PPG INDUSTRIES, INC.
(Registrant)

Date:	July 29, 2013	By	/s/ David B. Navikas
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

†12	Computation of Ratio of Earnings to Fixed Charges for the Six Months Ended June 30, 2013 and for the Five Years Ended December 31, 2012.
†31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

† Filed herewith.
* Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income for the three and six months ended June 30, 2013 and 2012, (ii) the Condensed Consolidated Balance Sheet at June 30, 2013 and December 31, 2012, (iii) the Condensed Consolidated Statement of Cash Flows for the three and six months ended June 30, 2013 and 2012, and (iv) Notes to Condensed Consolidated Financial Statements for the three and six months ended June 30, 2013.