Form 10-Q
period 2013-09-30
PPG INDUSTRIES INC
filed 2013-10-28
CIK 79879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________________
FORM 10-Q
 ––––––––––––––––––––––––––––––––––––––––
QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended September 30, 2013
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of September 30, 2013, 142,022,634 shares of the Registrant’s common stock, par value $1.66-2/3 per share, were outstanding.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Income (Unaudited)
(Millions, except per share amounts)

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Net sales	$3,980	$3,408	$11,406	$10,269
Cost of sales, exclusive of depreciation and amortization	2,238	1,983	6,528	5,995
Selling, general and administrative	964	779	2,742	2,394
Depreciation	91	78	262	233
Amortization (Note 7)	28	27	88	82
Research and development	123	112	362	335
Interest expense	48	54	148	155
Interest income	(11)	(10)	(30)	(29)
Restructuring provision (Note 8)	98	—	98	208
Asbestos settlement – net (Note 19)	3	3	9	9
Other charges (Note 19)	120	20	168	206
Other income	(31)	(40)	(85)	(100)
Income before income taxes	309	402	1,116	781
Income tax expense (Note 12)	60	92	242	159
Income from continuing operations	249	310	874	622
Income from discontinued operations, net of income taxes (Note 5)	6	54	2,197	189
Net income attributable to the controlling and noncontrolling interests	255	364	3,071	811
Less: Net income attributable to noncontrolling interests	(29)	(25)	(94)	(97)
Net income (attributable to PPG)	$226	$339	$2,977	$714

Amounts attributable to PPG:
Income from continuing operations, net of tax	$220	$288	$780	$535
Income from discontinued operations, net of tax (Note 5)	6	51	2,197	179
Net income (attributable to PPG)	$226	$339	$2,977	$714

Earnings per common share (Note 11):
Income from continuing operations, net of tax	$1.54	$1.88	$5.40	$3.49
Income from discontinued operations, net of tax	0.04	0.33	15.21	1.17
Net income (attributable to PPG)	$1.58	$2.21	$20.61	$4.66
Earnings per common share – assuming dilution (Note 11):
Income from continuing operations, net of tax	$1.52	$1.86	$5.34	$3.46
Income from discontinued operations, net of tax	0.04	0.32	15.05	1.15
Net income (attributable to PPG)	$1.56	$2.18	$20.39	$4.61

Dividends per common share	$0.61	$0.59	$1.81	$1.75
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Comprehensive Income (Unaudited)
(Millions)

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Net income attributable to the controlling and noncontrolling interests	$255	$364	$3,071	$811
Other comprehensive (loss) income, net of tax (Note 15):
Pension and other postretirement benefits	—	13	198	71
Foreign currency translation	172	85	(18)	38
Marketable equity securities	(1)	—	—	—
Derivative financial instruments	2	(4)	9	(10)
Other comprehensive income, net of tax	$173	$94	$189	$99
Total comprehensive income	428	458	3,260	910
Less: amounts attributable to noncontrolling interests:
Net income	(29)	(25)	(94)	(97)
Foreign currency translation	(3)	(5)	8	(3)
Comprehensive income attributable to PPG	$396	$428	$3,174	$810
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheet (Unaudited)
(Millions)

	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$1,562	$1,306
Short-term investments	687	1,087
Receivables (less allowance for doubtful accounts of $86 and $77)	3,122	2,813
Inventories (Note 6)	1,878	1,687
Deferred income taxes	424	430
Other	447	392
Total current assets	8,120	7,715
Property, plant and equipment (net of accumulated depreciation - $4,762 and $6,142)	2,687	2,888
Goodwill (Note 7)	3,023	2,761
Identifiable intangible assets - net (Note 7)	1,371	1,085
Deferred income taxes	629	669
Investments	404	422
Other assets	404	338
Total	$16,638	$15,878
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$3,503	$3,061
Asbestos settlement (Note 19)	732	683
Restructuring reserves (Note 8)	100	75
Short-term debt and current portion of long-term debt (Note 9)	27	642
Total current liabilities	4,362	4,461
Long-term debt (Note 9)	3,368	3,368
Pensions (Note 13)	909	1,057
Other postretirement benefits (Note 13)	1,120	1,287
Asbestos settlement (Note 19)	242	237
Deferred income taxes	216	231
Other liabilities	940	915
Total liabilities	11,157	11,556
Commitments and contingent liabilities (Note 19)
Shareholders’ equity (Note 14):
Common stock	484	484
Additional paid-in capital	936	870
Retained earnings	12,589	9,871
Treasury stock, at cost	(7,329)	(5,496)
Accumulated other comprehensive loss	(1,469)	(1,666)
Total PPG shareholders’ equity	5,211	4,063
Noncontrolling interests	270	259
Total shareholders’ equity	5,481	4,322
Total	$16,638	$15,878
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows (Unaudited)

(Millions)	Nine Months Ended September 30
	2013	2012
Operating activities:
Net income attributable to controlling and noncontrolling interests	$3,071	$811
Less: Income from discontinued operations, net of income taxes (Note 5)	(2,197)	(189)
Income from continuing operations	874	622
Adjustments to reconcile net income to cash from operations:
Depreciation and amortization	350	315
Pension expense (Note 13)	72	110
Canadian pension settlement charge (Note 13)	18	—
Restructuring provision (Note 8)	98	208
Environmental remediation charges (Note 19)	101	159
Stock-based compensation expense	59	53
Deferred income taxes	(63)	(127)
Equity affiliate losses (earnings), net of dividends	9	(8)
Asbestos settlement, net of tax	6	6
Pension cash contributions	(47)	(58)
Restructuring cash spending (Note 8)	(56)	(63)
Other	71	(84)
Change in certain asset and liability accounts:
Receivables	(302)	(225)
Inventories	(12)	(83)
Other current assets	(25)	(3)
Accounts payable and accrued liabilities	166	49
Noncurrent assets	(31)	(9)
Noncurrent liabilities	(69)	(36)
Income taxes payable and interest payable	59	40
Cash from operating activities - Continuing Operations	1,278	866
Cash from operating activities - Discontinued Operations	4	173
Cash from operating activities	1,282	1,039
Investing activities:
Additions to property, plant and equipment, and long-term investments	(259)	(193)
Proceeds from sale of assets	—	29
Business acquisitions, net of cash balances acquired (Note 4)	(978)	(53)
Proceeds from separation and merger of commodity chemicals business, net (Note 5)	940	—
Purchase of short-term investments	(1,063)	(730)
Proceeds from maturity of short-term investments	1,532	120
Payments on cross currency swap contracts	(5)	(23)
Other	2	6
Cash from (used for) investing activities - Continuing Operations	169	(844)
Cash used for investing activities - Discontinued Operations	(1)	(32)
Cash from (used for) investing activities	168	(876)
Financing activities:
Net payments on short-term debt	(13)	(8)
Proceeds from debt issuance (Note 9)	1	397
Payment of debt (Note 9)	(607)	(202)
Settlement of forward starting swaps	—	(121)
Proceeds from termination of swaps	—	29
Issuance of treasury stock (Note 14)	59	110
Purchase of treasury stock (Note 14)	(320)	(92)
Dividends paid (Note 14)	(259)	(267)
Dividends paid on subsidiary common stock to noncontrolling interests (Note 14)	(58)	(61)
Other	10	(13)
Cash used for financing activities - Continuing Operations	(1,187)	(228)
Cash used for financing activities - Discontinued Operations	—	(13)
Cash used for financing activities	(1,187)	(241)
Effect of currency exchange rate changes on cash and cash equivalents	(7)	13
Net increase/(decrease) in cash and cash equivalents	256	(65)
Cash and cash equivalents, beginning of period	1,306	1,457
Cash and cash equivalents, end of period	$1,562	$1,392

Supplemental disclosures of cash flow information:
Interest paid, net of amount capitalized	$166	$178
Taxes paid, net of refunds	$231	$367
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation
The condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position of PPG Industries, Inc. and its subsidiaries (the “Company” or “PPG”) as of September 30, 2013, and the results of their operations for the three and nine months ended September 30, 2013 and 2012 and their cash flows for the nine months then ended. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in PPG’s Annual Report on Form 10-K for the year ended December 31, 2012.
Revenues, expenses, assets and liabilities can vary during each quarter of the year. Accordingly, the results of operations for the nine months ended September 30, 2013 and the trends in these unaudited condensed consolidated financial statements may not necessarily be indicative of the results to be expected for the full year.
Certain reclassifications of prior years’ data have been made to conform to the current year presentation.
On January 28, 2013, PPG completed the separation of its commodity chemicals business and the merger of the subsidiary holding the PPG commodity chemicals business with a subsidiary of the Georgia Gulf Corporation ("Georgia Gulf"). The combined company formed by uniting Georgia Gulf with PPG's former commodity chemicals business is named Axiall Corporation ("Axiall"). PPG holds no ownership interest in Axiall. The Company concluded that the accounting requirements for reporting the results of operations and cash flows of its former commodity chemicals business as discontinued operations were met when its separation and merger was completed. The accompanying condensed consolidated statements of income for the three and nine months ended September 30, 2012, the condensed consolidated statement of cash flows for the nine months ended September 30, 2012, and the amounts in these notes to the condensed consolidated financial statements related to 2012 have been adjusted to reflect the presentation of the results of operations and cash flows of the former commodity chemicals business as discontinued operations. Refer to Note 5 for additional information relating to this transaction.

2.	New Accounting Standards
On February 5, 2013, the Financial Accounting Standards Board (the "FASB") issued an amendment to the disclosure requirements for reporting reclassifications out of accumulated other comprehensive income ("AOCI"). The new requirements were effective for the first interim or annual period beginning after December 15, 2012. The amendment requires companies to present information about reclassification adjustments from accumulated other comprehensive income to the income statement, including the income statement line items affected by the reclassification. The information must be presented in the financial statements in a single note or on the face of the financial statements. The new accounting guidance also requires the disclosure to be cross referenced to other financial statement disclosures for reclassification items that are not reclassified directly to net income in their entirety in the same reporting period. PPG adopted the new requirements in the first quarter of 2013; however, the adoption of this guidance did not have an effect on its consolidated financial position, results of operations or cash flows (see Note 15, "Accumulated Other Comprehensive Income").
On July 18, 2013, the FASB issued an Accounting Standard Update ("ASU") that changes how certain unrecognized tax benefits are to be presented on the consolidated balance sheet. This ASU clarifies current guidance to require that an unrecognized tax benefit or a portion thereof be presented in the consolidated balance sheet as a reduction to a deferred tax asset for a net operating loss ("NOL") carryforward, similar tax loss, or a tax credit carryforward except when an NOL carryforward, similar tax loss, or tax credit carryforward is not available under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position. In such a case, the unrecognized tax benefit would be presented in the consolidated balance sheet as a liability. This new standard is effective for the first interim or annual period beginning after December 15, 2013. This standard is to be applied prospectively to all unrecognized tax benefits that exist at the effective date. Early adoption and retrospective application are permitted. PPG is currently evaluating the new requirements; however, it does not expect that the adoption of this guidance will have a material effect on its consolidated financial position, results of operations or cash flows.

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

Assets and liabilities reported at fair value on a recurring basis:
(Millions)

	Level 1	Level 2	Level 3	Total
At September 30, 2013
Short-term investments:
Commercial paper and certificates of deposit	$—	$201	$—	$201
Other current assets:
Marketable equity securities	5	—	—	5
Foreign currency contracts(a)	—	15	—	15
Equity forward arrangement(a)	—	176	—	176
Other assets:
Foreign currency contracts(a)	—	1	—	1
Investments:
Marketable equity securities	67	—	—	67
Accounts payable and accrued liabilities:
Foreign currency contracts(a)	—	5	—	5
Other liabilities:
Cross currency swaps(a)	—	107	—	107

At December 31, 2012
Short-term investments:
Commercial paper and certificates of deposit	$—	$455	$—	$455
Other current assets:
Marketable equity securities	5	—	—	5
Foreign currency contracts(a)	—	3	—	3
Equity forward arrangement(a)	—	130	—	130
Investments:
Marketable equity securities	60	—	—	60
Accounts payable and accrued liabilities:
Foreign currency contracts(a)	—	1	—	1
Other liabilities:
Cross currency swaps(a)	—	95	—	95

 (a) This balance is designated as a hedging instrument under U.S. generally accepted accounting principles.
Assets and liabilities reported at fair value on a nonrecurring basis:
As a result of the 2013 restructuring plan, as discussed in Note 8, “Business Restructuring”, long-lived assets with a carrying amount of $3 million were written-down to fair value resulting in a charge of $3 million which was included in the business restructuring expense reported in the nine months ended September 30, 2013. These long-lived assets were valued using Level 3 inputs.
As a result of the 2012 restructuring plan, as discussed in Note 8, “Business Restructuring”, long-lived assets with a carrying amount of $10 million were written-down to fair value of $7 million, resulting in a charge of $3 million, which was included in the business restructuring expense reported in the nine months ended September 30, 2012. These long-lived assets were valued using Level 3 inputs.

4.	Acquisitions and Divestitures
During the nine month period ended September 30, 2013, the Company completed the acquisition of two coatings businesses. The Company spent $978 million on these acquisitions, net of cash acquired and including purchase price adjustments related to acquisitions that were completed prior to December 31, 2012.
On April 1, 2013, PPG finalized the acquisition of the North American architectural coatings business of Akzo Nobel N.V., Amsterdam, the Netherlands ("Legacy Akzo") for $957 million, net of cash acquired of $14 million, and including a preliminary working capital adjustment. The purchase price is subject to customary post closing adjustments. The acquisition further extends PPG’s architectural coatings business in the United States, Canada and the Caribbean. With this acquisition, PPG has expanded its reach in all three major North American architectural coatings distribution channels, including home centers, independent paint dealers and company-owned paint stores. Since April 1, 2013, the results of this acquired business have been included in the results of the architectural coatings - Americas and Asia Pacific operating segment, within the Performance Coatings reportable segment. Net sales reported by PPG from the date of acquisition from this acquired business were approximately $400 million and $875 million for the three and nine month periods ended September 30, 2013, respectively. Earnings from this acquisition have been in the mid single digit percentage return on sales since the acquisition date.
PPG is in the process of completing valuations of assets acquired and liabilities assumed. As such, the allocation of the purchase price is subject to change. The following table summarizes the estimated fair value of assets acquired and liabilities assumed as reflected in the preliminary purchase price allocation for the Legacy Akzo acquisition.

(Millions)
Current assets	$558
Property, plant, and equipment	183
Trademarks with indefinite lives	174
Identifiable intangible assets with finite lives	196
Goodwill	262
Other non-current assets	28
Total assets	$1,401
Current liabilities	(332)
Accrued pensions	(29)
Other post-retirement benefits	(40)
Other long-term liabilities	(43)
Total liabilities	$(444)
Total purchase price, net of cash acquired	$957

The following information reflects the net sales of PPG for the nine months ended September 30, 2013 and the three and nine months ended September 30, 2012 on a pro forma basis as if the acquisition of Legacy Akzo had been completed on January 1, 2012.

Condensed Consolidated Pro Forma information (unaudited)
	Three months ended	Nine months ended	Nine months ended
Millions	September 30, 2012	September 30, 2012	September 30, 2013

Net sales	$3,802	$11,493	$11,778
The pro forma impact on PPG's results of operations, including the pro forma effect of events that are directly attributable to the acquisition, was not significant. While calculating this impact, no cost savings or operating synergies that may result from the acquisition were included.

In May 2013, the Company completed the acquisition of certain assets of Deft Incorporated, a privately-owned specialty coatings company based in Irvine, Calif. The acquisition enhances the coatings capabilities of PPG’s aerospace business. Deft products include structural primers and military topcoats for the North American aviation industry. In addition, Deft produces some architectural and general industrial coatings.
During the nine months ended September 30, 2012, the Company closed three acquisitions related to its coatings businesses. The total cost of these acquisitions was $207 million, including debt assumed of $122 million. These acquisitions also provide for contingent payments and escrowed holdbacks. Substantially all of the acquisition activity relates to the two acquisitions described below, as the third acquisition was not significant.
In January 2012, PPG completed the purchase of European coatings company Dyrup A/S (“Dyrup”), based in Copenhagen, Denmark, from its owner, Monberg & Thorsen A/S, a public holding company, for $44 million, of which $26 million is currently being held in escrow. As part of the transaction, PPG assumed debt of $120 million and acquired cash of $6 million. Dyrup, a producer of architectural coatings and woodcare products, operates six manufacturing facilities throughout Europe, and its products are sold primarily in Denmark, France, Germany, Portugal, Poland, and Spain through professional and do-it-yourself channels.
Also in January 2012, PPG completed the purchase of the coatings businesses of Colpisa Colombiana de Pinturas and its affiliate, Colpisa Equador (“Colpisa”), for $38 million, of which $2 million continues to be held in an escrow account as of September 30, 2013 until certain conditions are met, as defined in the purchase agreement. Colpisa manufactures and distributes coatings for automotive OEM, automotive refinish and industrial coatings customers in Colombia and Ecuador.
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

(Millions)
Cash	$6
Current assets	131
Property, plant, and equipment	79
Goodwill	24
Identifiable intangible assets	26
Other non-current assets	19
Total assets	$285
Short-term debt	(110)
Current liabilities	(64)
Long-term debt	(10)
Other long-term liabilities	(19)
Total liabilities	$(203)
Total purchase price including cash in escrow and contingent payments	$82
In July 2013, PPG reached an agreement to divest its 51 percent interest in Transitions Optical to Essilor International, which currently holds a 49 percent interest in the venture. Transitions Optical is a global supplier of photochromic lenses and a consolidated subsidiary of PPG. The transaction reflects an enterprise value of approximately $3.4 billion, with PPG receiving cash at closing of $1.73 billion pretax or approximately $1.5 billion after-tax, subject to certain post-closing working capital and net debt adjustments. In 2012, Transitions Optical had net sales of approximately $800 million. Essilor will also enter into multi-year agreements with PPG for continuing supply of optical dyes and research and development services and will acquire PPG's optical sunlens business. The transaction is expected to close in the first half of 2014, subject to satisfaction of customary closing conditions, including receipt of regulatory approvals.
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
On January 28, 2013, the Company completed the previously announced separation of its commodity chemicals business and merger of its wholly-owned subsidiary, Eagle Spinco Inc., with a subsidiary of Georgia Gulf Corporation in a tax efficient Reverse Morris Trust transaction (the “Transaction”). Pursuant to the merger, Eagle Spinco, the entity holding PPG's former commodity chemicals business, became a wholly-owned subsidiary of Georgia Gulf. The closing of the merger followed the expiration of the related exchange offer and the satisfaction of certain other conditions. The combined company formed by uniting Georgia Gulf with PPG's former commodity chemicals business is named Axiall Corporation (“Axiall”). PPG holds no ownership interest in Axiall. PPG received the necessary ruling from the Internal Revenue Service and as a result this Transaction was generally tax free to PPG and its shareholders.
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
During the first quarter of 2013, PPG recorded a gain on the Transaction reflecting the excess of the sum of the cash proceeds received and the cost (closing stock price on January 25, 2013) of the PPG shares tendered and accepted in the exchange for the 35.2 million shares of Axiall common stock over the net book value of the net assets of PPG's former commodity chemicals business. The Transaction resulted in a net partial settlement loss of $33 million associated with the spin out and termination of defined benefit pension liabilities and the transfer of other post-retirement benefit liabilities under the terms of the Transaction. The Company also incurred $14 million of pretax expense, primarily for professional services related to the Transaction during the first nine months of 2013 as well as approximately $2 million of net expense related to certain retained obligations and post closing adjustments under the terms of the Transaction agreements. The net gain on the Transaction of $2.2 billion includes these related losses and expenses.
The results of operations and cash flows of PPG's former commodity chemicals business for January 2013 and the net gain on the Transaction are reported as results from discontinued operations for the three and nine months ending September 30, 2013. In prior periods presented, the results of operations and cash flows of PPG's former commodity chemicals business have been reclassified from continuing operations and presented as results from discontinued operations.
PPG will provide Axiall with certain transition services for up to 24 months following the closing date of the Transaction. These services include logistics, purchasing, finance, information technology, human resources, tax and payroll processing.

Net sales and earnings from discontinued operations are presented in the table below for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30		Nine Months Ended September 30
Millions	2013	2012	2013	2012
Net sales	$—	$437	$108	$1,283
Income from operations	$—	$84	$—	$283
Net gain from separation and merger of commodity chemicals business	—	—	2,192	—
Income tax expense	6	(30)	5	(94)
Income from discontinued operations, net of tax	6	54	2,197	189
Less: Net income attributable to non-controlling interests, discontinued operations	—	3	—	10
Net income from discontinued operations (attributable to PPG)	$6	$51	$2,197	$179
Income from discontinued operations before income taxes for the three and nine months ended September 30, 2012 is $10 million and $17 million lower, respectively than segment earnings for the PPG Commodity Chemicals segment previously reported for these periods. These differences are due to the inclusion of certain gains, losses and expenses associated with the chlor-alkali and derivatives business that was separated but were not part of the PPG Commodity Chemicals segment earnings in accordance with the accounting guidance on segment reporting.
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

6.	Inventories
Inventories as of September 30, 2013 and December 31, 2012 are detailed below:

	September 30, 2013	December 31, 2012
	(Millions)
Finished products	$1,169	$980
Work in process	160	144
Raw materials	479	443
Supplies	70	120
Total	$1,878	$1,687
Most U.S. inventories are valued using the last-in, first-out method. These inventories represented approximately 36% of total inventories at September 30, 2013 and December 31, 2012, respectively. If the first-in, first-out method of inventory valuation had been used, inventories would have been $196 million and $243 million higher as of September 30, 2013 and December 31, 2012, respectively.

7.	Goodwill and Other Identifiable Intangible Assets
The change in the carrying amount of goodwill attributable to each reportable segment for the nine months ended September 30, 2013 was as follows:

	Performance Coatings	Industrial Coatings	Architectural Coatings – EMEA	Optical and Specialty Materials	Commodity Chemicals	Glass	Total
	(Millions)
Balance, Dec. 31, 2012	$1,173	$512	$970	$48	$6	$52	$2,761
Acquisitions	262	3	—	—	—	—	265
Separation of commodity chemicals (Note 5)	—	—	—	—	(6)	—	(6)
Foreign currency	(19)	3	17	2	—	—	3
Balance, Sept. 30, 2013	$1,416	$518	$987	$50	$—	$52	$3,023
The carrying amount of acquired trademarks with indefinite lives as of September 30, 2013 and December 31, 2012 totaled $498 million and $324 million, respectively.
The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and are detailed below:

	September 30, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(Millions)
Customer-related intangibles	$1,173	$(532)	$641	$1,010	$(491)	$519
Acquired technology	523	(362)	161	516	(342)	174
Tradenames	126	(59)	67	120	(57)	63
Other	30	(26)	4	34	(29)	5
Balance	$1,852	$(979)	$873	$1,680	$(919)	$761
Aggregate amortization expense related to these identifiable intangible assets for the three and nine months ended September 30, 2013 was $28 million and $88 million, respectively, and for the three and nine months ended September 30, 2012 was $27 million and $82 million, respectively. As of September 30, 2013, estimated future amortization expense of identifiable intangible assets is as follows: approximately $30 million for the remaining three months of 2013 and approximately $120 million, $120 million, $101 million, $93 million and $91 million in 2014, 2015, 2016, 2017 and 2018, respectively.

8.	Business Restructuring
In July 2013, the Company approved a business restructuring plan that resulted in a pre-tax charge of $98 million. The approved actions are focused on achieving cost synergies related to the recent AkzoNobel North American architectural coatings acquisition, including actions in the acquired business, as well as, in PPG's legacy architectural business. Additionally, smaller targeted actions were approved for businesses where market conditions remain very challenging, most notably protective and marine coatings and certain European businesses such as architectural coatings and fiber glass. The restructuring actions will impact about 1,400 employees.
The charge of $98 million is comprised of employee severance and other costs of approximately $93 million and asset write-offs of approximately $5 million. Cash payouts for certain liabilities will take place over the next few years with about 40 percent and 50 percent of the cash payments expected to occur in 2013 and 2014, respectively, and the remainder in 2015. All actions in the restructuring plan are expected to be completed by the end of 2014.
The following table summarizes the 2013 restructuring charge and the activity during the three months ended September 30, 2013:

(Millions, except no. of employees)	Severance and Other Costs	Asset Write-offs	Total Reserve	Employees Impacted
Performance Coatings	$51	$4	$55	1,016
Industrial Coatings	14	—	14	165
Architectural Coatings - EMEA	23	1	24	237
Glass	4	—	4	14
Corporate	1	—	1	4
Total	$93	$5	$98	1,436
Activity to date	(10)	(5)	(15)	(350)
Foreign currency impact	4		4	—
Balance as of September 30, 2013	$87	$—	$87	1,086
In March 2012, the Company approved a business restructuring plan that resulted in a charge of $208 million. The approved actions were taken to reduce the Company's cost structure, primarily due to continuing weak economic conditions in Europe and in the commercial and residential construction markets in the U.S. and Europe. As part of this restructuring plan, PPG closed several laboratory, warehouse and distribution facilities and small production units and reduced staffing. The restructuring impacted a number of businesses globally, primarily the global architectural businesses and general and administrative functions in Europe.
The charge of $208 million is comprised of employee severance and other cash costs of $160 million, asset write-offs of $53 million, and a net pension curtailment gain of $5 million. The Company also recognized additional costs directly associated with the restructuring actions for demolition, dismantling, relocation and training that were charged to expense as incurred, totaling $5 million, most of which was incurred by December 31, 2012.
In the fourth quarter of 2012, adjustments of approximately $12 million were recorded to reduce the restructuring reserve established in the first quarter of 2012 to reflect changes in the estimated cost to complete these actions. Also in the fourth quarter of 2012, some additional restructuring actions were approved and charges of approximately $12 million for the estimated cost of these actions were recorded. The additional actions increased the number of employees impacted by 273. All actions in the restructuring plan are expected to be completed by the end of 2013.

The following table summarizes the 2012 restructuring charge and the activity in the restructuring reserve during the nine months ended September 30, 2013:

(Millions, except no. of employees)	Severance and Other Costs	Pension Curtailment (Gains)/Losses	Asset Write-offs	Total Reserve	Employees Impacted
Performance Coatings	$55	$1	$12	$68	867
Industrial Coatings	38	(1)	8	45	394
Architectural Coatings - EMEA	61	(5)	3	59	881
Optical & Specialty Materials	2	—	30	32	50
Glass	3	—	—	3	36
Corporate	1	—	—	1	4
Total	$160	$(5)	$53	$208	2,232
2012 activity	(83)	5	(53)	(131)	(1,631)
Foreign currency Impact	(2)	—	—	(2)	—
Balance as of December 31, 2012	$75	$—	$—	$75	601
2013 activity to date	(44)	—	—	(44)	(582)
Foreign currency impact	(3)	—	—	(3)	—
Balance as of September 30, 2013	$28	$—	$—	$28	19

9.	Debt
In March 2013, the Company repaid the $600 million of 5.75% notes due March 15, 2013. During the nine months ended September 30, 2012, the Company assumed $120 million of debt in the Dyrup acquisition; prepaid $119 million of that debt, and repaid $71 million of 6 7/8% notes upon their maturity.
On July 31, 2012, PPG completed a public offering of $400 million in aggregate principal amount of its 2.70% Notes due 2022. The 2022 Notes were offered by the Company pursuant to its existing shelf registration statement. The proceeds of this offering of $397 million, net of discount and issuance costs, were used to repay a portion of the $600 million of 5.75% notes due March 2013. The discount and issuance costs related to the 2022 Notes, which totaled $3 million, are being amortized to interest expense over the life of the 2022 Notes. Concurrently with the issuance of the 2022 Notes, PPG settled forward starting swaps with a payment of $121 million on July 30, 2012. This loss is being amortized to interest expense over the term of the notes, resulting in an effective interest rate of 5.8%. (Refer to Note 15, "Derivative Financial Instruments and Hedge Activities" for additional information).

10.	Investments
Until January 28, 2013, PPG held a 50 percent ownership interest in RS Cogen, L.L.C., which produced electricity and steam primarily for PPG's former Lake Charles, La. commodity chemicals facility and its joint venture partner under take-or-pay contracts with terms that extended to 2022. PPG’s purchases of electricity and steam from the joint venture for the years ended December 31, 2012, 2011 and 2010 were $25 million, $23 million and $23 million, respectively. During the first quarter 2013, PPG's ownership interest in RS Cogen, L.L.C. and its future purchase obligations under the take-or-pay commitments were transferred with the assets of the commodity chemicals business in the Transaction (see Note 5).
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

11.	Earnings Per Common Share
The following table presents the earnings per common share calculations for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30		Nine Months Ended September 30
(Millions, except per share amounts)	2013	2012	2013	2012
Earnings per common share (attributable to PPG)
Income from continuing operations, net of tax	$220	$288	$780	$535
Income from discontinued operations, net of tax	6	51	2,197	179
Net income (attributable to PPG)	$226	$339	$2,977	$714
Weighted average common shares outstanding	143.2	153.7	144.4	153.2
Earnings per common share (attributable to PPG):
Income from continuing operations, net of tax	$1.54	$1.88	$5.40	$3.49
Income from discontinued operations, net of tax	0.04	0.33	15.21	1.17
Net income (attributable to PPG)	$1.58	$2.21	$20.61	$4.66
Earnings per common share - assuming dilution (attributable to PPG)
Income from continuing operations, net of tax	$220	$288	$780	$535
Income from discontinued operations, net of tax	6	51	2,197	179
Net income (attributable to PPG)	$226	$339	$2,977	$714
Weighted average common shares outstanding	143.2	153.7	144.4	153.2
Effect of dilutive securities:
Stock options	0.9	0.9	0.8	0.8
Other stock compensation plans	0.8	0.9	0.8	0.8
Potentially dilutive common shares	1.7	1.8	1.6	1.6
Adjusted weighted average common shares outstanding	144.9	155.5	146.0	154.8
Earnings per common share - assuming dilution (attributable to PPG):
Income from continuing operations, net of tax	$1.52	$1.86	$5.34	$3.46
Income from discontinued operations, net of tax	0.04	0.32	15.05	1.15
Net income (attributable to PPG)	$1.56	$2.18	$20.39	$4.61
There were no antidilutive outstanding stock options for the three and nine month periods ended September 30, 2013 and 2012.

12.    Income Taxes
The effective tax rate on pretax income from continuing operations was approximately 22 percent and 20 percent for the first nine months of 2013 and 2012, respectively. The effective tax rate on pretax income from continuing operations for the nine months ended September 30, 2013 includes tax benefits of $37 million or 37.4 percent on environmental remediation; $25 million or 25.2 percent for business restructuring charges, $5 million or 26.7 percent on the settlement loss related to certain legacy pension plans and $11 million or 30.6 percent on certain acquisition-related costs. The tax rate for the first nine months of 2013 also includes an after-tax benefit of $10 million for the retroactive impact of U.S. tax law changes that were enacted in early 2013 and that were not included in previously reported 2012 earnings. The effective tax rate on the remaining pre-tax earnings from continuing operations was approximately 24 percent resulting in tax expense for the period of $330 million.
The effective tax rate on pretax earnings from continuing operations for the nine months ended September 30, 2012 included tax benefits of $60 million or 37.7 percent for estimated environmental remediation costs primarily at sites in New Jersey, $45 million or 21.4 percent for business restructuring charges and $2 million or 28.6 percent for acquisition-related expenses stemming from the acquisitions of Dyrup in Europe and Colpisa in Latin America. The effective tax rate on the remaining pre-tax earnings from continuing operations was approximately 23 percent resulting in tax expense of $266 million.
The effective tax rate on pretax income from discontinued operations for the nine months ended September 30, 2013 was approximately 0.3 percent. The effective tax rate for the nine months ended September 30, 2013 includes tax benefits of $7 million or 26 percent related to PPG costs associated with the Transaction. The separation and merger of PPG's commodity chemicals business with a subsidiary of Georgia Gulf (See Note 5) was generally tax free to PPG. The deductibility for U.S. federal tax purposes of the costs associated with the Transaction is limited. However, PPG now estimates that approximately 70 percent of the associated costs incurred to effect the transaction will be tax deductible. The 70 percent is an increase from PPG's previous estimate of 20 percent and is based on procedures completed and actions taken in the three months ended September 30, 2013, and benefit from this increased deductibility is recorded within "Income from discontinued operations, net of tax". The effective tax rate on pretax income from discontinued operations for the nine months ended September 30, 2012 was approximately 32 percent.
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

13.	Pensions and Other Postretirement Benefits
Net periodic benefit cost is included in "Cost of sales, exclusive of depreciation and amortization", "Selling, general and administrative" and "Research and development" in the accompanying condensed consolidated statement of income. The net periodic benefit costs for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Pensions
	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
	(Millions)
Service cost	$16	$14	$45	$42
Interest cost	56	56	162	168
Expected return on plan assets	(72)	(66)	(211)	(200)
Amortization of actuarial losses	16	34	76	100
Settlement losses	—	—	18	—
Net periodic pension cost	$16	$38	$90	$110
PPG does not have a mandatory contribution to make to its U.S. defined benefit pension plans in 2013 and does not plan to make a voluntary contribution in 2013. PPG expects to make mandatory contributions to its non-U.S. plans in 2013 of approximately $77 million, of which $47 million was made as of September 30, 2013.

The net periodic other postretirement benefit costs for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Other Postretirement Benefits
	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
	(Millions)
Service cost	$5	$5	$15	$14
Interest cost	12	12	37	38
Amortization of prior service credit	(2)	(3)	(7)	(8)
Amortization of actuarial losses	7	7	21	23
Net periodic other postretirement benefit cost	$22	$21	$66	$67

Separation and Merger
On January 28, 2013, PPG completed the separation of its commodity chemicals business and the merger of the subsidiary holding the PPG commodity chemicals business with a subsidiary of Georgia Gulf (see Note 5). PPG transferred the defined benefit pension plan and other postretirement benefit liabilities for the affected employees in the U.S., Canada, and Taiwan resulting in a net partial settlement loss of $33 million that was recorded in the first quarter of 2013 in "Income from discontinued operations". This Transaction lowered the projected benefit obligation of PPG's defined benefit pension plans by approximately $550 million and the accumulated benefit obligation of the other postretirement benefit plans by approximately $165 million. PPG also transferred to Georgia Gulf related pension assets of approximately $480 million. The pension asset transfer will be adjusted when the amount required to be transferred under ERISA is finalized. Pension and other postretirement benefit expense of $2 million and $20 million is recorded in "Income from discontinued operations" for the nine-month periods ended September 30, 2013 and 2012, respectively. These amounts have been excluded from the tables presented above.
Plan Reorganization
As a part of recently completed separation activities related to the separation and merger transaction of the former commodity chemicals business, the Company reorganized two of its U.S. defined benefit pension plans representing 92% of the total U.S. projected benefit obligation as of January 28, 2013, the date of the separation of the former commodity chemicals business and remeasurement of these pension plans, into multiple plans. The decision to reorganize these plans was finalized in August 2013. As a result of this reorganization, certain of these newly formed plans have no active participants and as such the amortization periods of the unrecognized net actuarial losses of these plans were changed to the average remaining life expectancy of the plan participants from the average remaining service period of plan participants in accordance with the accounting guidance for retirement benefits. This change reduced the Company's 2013 annual pension expense by approximately $18 million,of which, a pro-rata portion of $13 million was recorded in the three month period ended September 30, 2013. Of this amount, approximately $9 million related to the first half of 2013.
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

14.	Shareholders’ Equity
The following tables present the change in total shareholders’ equity for the nine months ended September 30, 2013 and 2012, respectively:

(Millions)	Total PPG Shareholders’ Equity	Non- controlling Interests	Total
Balance, January 1, 2013	$4,063	$259	$4,322
Net income	2,977	94	3,071
Other comprehensive income, net of tax	197	(8)	189
Cash dividends	(259)	—	(259)
Issuance of treasury stock	74	—	74
Purchase of treasury stock	(320)	—	(320)
Stock-based compensation activity	40	—	40
Increase in treasury stock (Note 5)	(1,561)	—	(1,561)
Reduction in non-controlling interests (Note 5)	—	(17)	(17)
Dividends paid on subsidiary common stock to noncontrolling interests	—	(58)	(58)
Balance, September 30, 2013	$5,211	$270	$5,481

(Millions)	Total PPG Shareholders’ Equity	Non- controlling Interests	Total
Balance, January 1, 2012	$3,249	$197	$3,446
Net income	714	97	811
Other comprehensive income, net of tax	96	3	99
Cash dividends	(267)	—	(267)
Issuance of treasury stock	121	—	121
Purchase of treasury stock	(92)	—	(92)
Stock-based compensation activity	40	—	40
Dividends paid on subsidiary common stock to noncontrolling interests (a)	—	(74)	(74)
Joint venture formation and consolidation	—	48	48
Balance, September 30, 2012	$3,861	$271	$4,132

(a) - $13 million of this amount relates to noncontrolling interests of the commodity chemicals business separated in January 2013 (see Note 5). As such, this amount is presented in the condensed consolidated statement of cash flows within "Cash used for financing activities - Discontinued Operations".

15.	Accumulated Other Comprehensive Income

(Millions)	Foreign Currency Translation		Pension and Other Postretirement Benefits			Gain (Loss) on Derivative Financial Instruments			Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2012		$6			$(1,597)			$(75)		$(1,666)
Current year deferrals to AOCI	(10)		107			18			115
Separation and Merger Transaction	—		33	(c)		4	(c)		37
Reclassifications from AOCI to Net income	—		58	(a)		(13)	(b)		45
Net Change		(10)			198			9		197
Balance, September 30, 2013		$(4)			$(1,399)			$(66)		$(1,469)

(a) - Reclassifications from AOCI are included in the computation of net periodic benefit costs (See Note 13, "Pension and Other Postretirement Benefits").
(b) - Reclassifications from AOCI are included in the gain or loss recognized on cash flow hedges (See Note 17, "Derivative Financial Instruments and Hedge Activities").
(c) Amounts in AOCI related to the commodity chemicals business were removed from the balance sheet in connection with recording the gain on the separation and merger of this business (See Note 5, "Separation and Merger Transaction").
With the exception of foreign currency translation adjustments, all other components of accumulated other comprehensive loss are reported net of tax. Foreign currency translation adjustments related to translation of foreign denominated balance sheets are not presented net of tax given that no deferred U.S. income taxes have been provided on undistributed earnings of non-U.S. subsidiaries. The tax benefit related to foreign currency translation adjustments other than translation of foreign denominated balance sheets for the period ended September 30, 2013 was $8 million.
The tax cost related to the adjustment for pension and other postretirement benefits for the period ended September 30, 2013 was approximately $80 million. The cumulative tax benefit related to the adjustment for pension and other postretirement benefits at September 30, 2013 and December 31, 2012 was approximately $880 million and $960 million, respectively. The tax cost related to the change in the unrealized gain on derivatives for the period ended September 30, 2013 was $6 million.

16.	Financial Instruments, Excluding Derivative Financial Instruments
Included in PPG’s financial instrument portfolio are cash and cash equivalents, short-term investments, cash held in escrow, marketable equity securities, company-owned life insurance and short and long-term debt instruments. The fair values of these financial instruments approximated their carrying values at September 30, 2013 and December 31, 2012, in the aggregate, except for long-term debt.
Long-term debt (excluding capital lease obligations) had carrying and fair values totaling $3,341 million and $3,694 million, respectively, as of September 30, 2013. Long-term debt (excluding capital lease obligations) had carrying and fair values totaling $3,939 million and $4,484 million, respectively, as of December 31, 2012. The fair values of the debt instruments were based on discounted cash flows and interest rates then currently available to the Company for instruments of the same remaining maturities. The fair value of debt is measured using level 2 inputs.

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
Interest rate swaps are used from time to time to manage the Company's exposure to changing interest rates as such rate changes affected the fair value of fixed rate borrowings. No interest rate swaps were outstanding in the three and nine-month periods ended September 30, 2013 and 2012. Forward starting swaps were used in the first seven months of 2012 to lock-in a fixed interest rate, to which was added a corporate spread, related to future long-term debt refinancings. PPG also used derivative instruments to manage its exposure to fluctuating natural gas prices through the use of natural gas swap contracts in the three and nine-month periods ended September 30, 2012.
PPG enters into derivative financial instruments with high credit quality counterparties and diversifies its positions among such counterparties in order to reduce its exposure to credit losses. The Company did not realize a credit loss on derivatives during the three or nine-month periods ended September 30, 2013 or 2012.
PPG centrally manages certain of its foreign currency transaction risks to minimize the volatility in cash flows caused by currency fluctuations. Decisions on whether to use derivative financial instruments to hedge the net transaction exposures related to all regions of the world are made based on the amount of those exposures by currency and, in certain situations, an assessment of the near-term outlook for certain currencies. This net hedging strategy does not qualify for hedge accounting; therefore, the change in the fair value of these instruments is recorded in "Other charges" in the accompanying condensed consolidated statement of income in the period of change. As of September 30, 2013 and December 31, 2012, the fair value of these contracts was a liability of $0.1 million and an asset of less than $0.1 million, respectively.
PPG designates forward currency contracts as hedges against the Company’s exposure to variability in exchange rates on short-term intercompany borrowings and transactions denominated in foreign currencies. To the extent effective, changes in the fair value of these instruments are deferred in AOCI and subsequently reclassified to "Other charges" in the accompanying condensed consolidated statement of income as foreign exchange gains and losses are recognized on the related intercompany transactions. The portion of the change in fair value considered to be ineffective is recognized immediately in "Other charges" in the accompanying condensed consolidated statement of income. Amounts related to these instruments deferred in AOCI as of September 30, 2013 of $10 million will be reclassified to earnings within the next twelve months. As of September 30, 2013 and December 31, 2012, the fair value of these instruments was a net asset of $10 million and a net liability of $1 million, respectively.
PPG designates forward currency contracts as hedges against the Company’s exposure to future changes in fair value related to certain firm sales commitments denominated in foreign currencies. These contracts are designated as fair value hedges. As such, they are reported at fair value in the Company’s condensed consolidated balance sheet, with changes in the fair value of these contracts and that of the related firm sales commitments reported in net sales. As of September 30, 2013, these contracts converted $33.5 million to the South Korean won over the 21 month period ending June 30, 2015. As of December 31, 2012, these contracts converted $56 million to the South Korean won over the 21 month period ending September 30, 2014. As of September 30, 2013 and December 31, 2012, the fair value of the contracts was a net asset of $1 million and $3 million, respectively.
As of January 1, 2012, PPG had nine U.S. dollar to euro cross currency swap contracts with a total notional amount of $1.16 billion, of which $600 million were to settle on March 15, 2013 and $560 million were to settle on March 15,

2018. In June 2012, $600 million of swaps, with a settlement date of March 15, 2013, were settled with PPG receiving $1 million in cash. On settlement of the remaining outstanding contracts, PPG will receive $560 million U.S. dollars and pay euros to the counterparties to the contracts. During the term of these contracts, PPG will receive semiannual payments in March and September of each year based on U.S. dollar, long-term fixed interest rates, and PPG will make annual payments in March of each year to the counterparties based on euro, long-term fixed interest rates. The Company designated all of the cross currency swaps as hedges of its net investment in certain European businesses and, as a result, the mark to fair value adjustments of the swaps outstanding have been and will be recorded as a component of AOCI, and the cash flow impact of these swaps has been and will be classified as investing activities in the condensed consolidated statement of cash flows. As of September 30, 2013 and December 31, 2012, the fair value of these contracts was a net liability of $107 million and $95 million, respectively.
As of September 30, 2013 and December 31, 2012, PPG designated €300 million euro-denominated borrowings as a hedge of a portion of PPG’s net investment in the Company’s European operations. As a result, the change in book value from adjusting these foreign denominated borrowings to current spot rates was deferred in AOCI.
As of September 30, 2013, the Company had accumulated pretax unrealized translation losses in AOCI of $16 million, and as of December 31, 2012 the Company had accumulated pretax transaction gains of $9 million in AOCI, which related to both the euro-denominated borrowings and the cross currency swaps that have been designated as hedges of net investments.
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
The Company entered into forward starting swaps in 2009 and in the second quarter of 2010 to effectively lock-in a fixed interest rate for future debt refinancings with an anticipated term of 10 years based on the ten year swap rate, to which was added a corporate spread. The notional amount of the swaps outstanding totaled $400 million, which were settled on July 30, 2012, resulting in a cash payment of $121 million. To the extent that the swaps were effective, changes in the fair values of the swap contracts were deferred in AOCI. The portion of the change in fair value considered to be ineffective was recognized immediately in Other charges in the accompanying condensed consolidated statement of income. As of September 30, 2013, the amount deferred in AOCI was $107 million. This balance will be amortized to interest expense over the remaining term of the ten-year debt that was issued on July 31, 2012.
Derivative instruments have been used to manage the Company's exposure to fluctuating natural gas prices through the use of natural gas swap contracts. There were no natural gas swap contracts outstanding as of September 30, 2013, as the separation and merger of the former commodity chemicals business (see Note 5) reduced PPG's annual natural gas usage by approximately 70 percent. To the extent that these instruments were effective in hedging PPG’s exposure to price changes, changes in the fair values of the hedge contracts were deferred in AOCI and reclassified to "Cost of sales, exclusive of depreciation and amortization" as the natural gas was purchased. The amount of ineffectiveness was reported in "Other charges" in the accompanying condensed consolidated statement of income immediately. There was no balance in AOCI as of September 30, 2013 or December 31, 2012 related to the contracts.
PPG entered into a one-year renewable equity forward arrangement with a bank in 2003 in order to mitigate the impact on PPG earnings of changes in the fair value of 1,388,889 shares of PPG stock that are to be contributed to the asbestos settlement trust as discussed in Note 19, “Commitments and Contingent Liabilities.” This instrument, which has been renewed, is recorded at fair value as an asset or liability and changes in the fair value of this instrument are reflected in the "Asbestos settlement – net" caption of the accompanying condensed consolidated statement of income. The total principal amount payable for these shares is $62 million. PPG will pay to the bank interest based on the principal amount and the bank will pay to PPG an amount equal to the dividends paid on these shares during the period this instrument is outstanding. The difference between the principal amount and any amounts related to unpaid interest or dividends and the current market price for these shares, adjusted for credit risk, represents the fair value of the instrument as well as the amount that PPG would pay or receive if the bank chose to net settle the instrument. Alternatively, the bank may, at its option, require PPG to purchase the shares covered by the arrangement at the principal amount adjusted for unpaid interest and dividends as of the date of settlement. As of September 30, 2013 and December 31, 2012, the fair value of this contract was an asset of $176 million and $130 million, respectively.
No derivative instrument initially designated as a hedge instrument was undesignated or discontinued as a hedging instrument during the three and nine-month periods ended September 30, 2013 or 2012. Nor were any amounts deferred in AOCI reclassified to earnings during these periods related to hedges of anticipated transactions that were no longer expected to occur.
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
Refer to Note 3, “Fair Value Measurement,” for additional disclosures related to the Company’s derivative instruments outstanding as of September 30, 2013 and December 31, 2012.
The following table provides details for the nine month period ended September 30, 2013 related to fair value, cash flow and net investment hedges by type of derivative and financial instrument. All amounts are pretax:

(Millions) Hedge Type	Gain (Loss) Deferred in OCI	Gain (Loss) Recognized
		Amount	Caption
Fair Value
Interest rate swaps	Not applicable	$7	Interest expense
Foreign currency contracts	Not applicable	1	Net sales
Equity forward arrangements	Not applicable	46	Asbestos - net
Total Fair Value		$54
Cash Flow
Forward starting swaps	$—	$(9)	Interest expense
Foreign currency contracts (a)	29	30	Other charges
Total Cash Flow	$29	$21
Net Investment
Cross currency swaps (b)	$(15)	$—
Foreign denominated debt	(10)	Not applicable
Total Net Investment	$(25)

(a)	The ineffective portion related to this item was $6 million of expense.

(b)	The ineffective portion related to this item was $2 million of expense.

The following tables provide details for the nine month period ended September 30, 2012 related to fair value, cash flow and net investment hedges by type of financial instrument. All amounts are pretax:

(Millions) Hedge Type	Gain (Loss) Deferred in OCI	Gain (Loss) Recognized
		Amount	Caption
Fair Value
Interest rate swaps	Not applicable	$6	Interest expense
Foreign currency contracts	Not applicable	—	Net sales
Equity forward arrangements	Not applicable	45	Asbestos - net
Total Fair Value		$51
Cash Flow
Natural gas swaps	$(2)	$(11)	Cost of sales and Income from Discontinued operations, net of tax
Interest rate swaps of an equity method investee	(1)	(1)	Income from Discontinued operations, net of tax
Forward starting swaps (a)	(26)	(2)	Interest Expense
Foreign currency contracts (b)	(17)	(16)	Other charges
Total Cash Flow	$(46)	$(30)
Net Investment
Cross currency swaps	$32	$—
Foreign denominated debt	3	Not applicable
Total Net Investment	$35

(a)	The ineffective portion related to this item was $4 million of expense.

(b)	The ineffective portion related to this item was $6 million of expense.

18.	Stock-Based Compensation
The Company’s stock-based compensation includes stock options, restricted stock units (“RSUs”) and grants of contingent shares that are earned based on achieving targeted levels of total shareholder return. All current grants of stock options, RSUs and contingent shares are made under the PPG Industries, Inc. Amended and Restated Omnibus Incentive Plan (the “PPG Amended Omnibus Plan”), which was amended and restated effective April 21, 2011. Shares available for future grants under the PPG Amended Omnibus Plan were 7.2 million as of September 30, 2013.
Total stock-based compensation expense was $27 million and $59 million for the three and nine months ended September 30, 2013, respectively, and $21 million and $53 million for the three and nine months ended September 30, 2012, respectively. The total income tax benefit recognized in the accompanying condensed consolidated statement of income related to the stock-based compensation was $9 million and $20 million for the three and nine months ended September 30, 2013, respectively, and $7 million and $18 million for the three and nine months ended September 30, 2012, respectively.
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
During the nine months ended September 30, 2013, PPG granted 519,299 stock options under the PPG Amended Omnibus Plan at a weighted average exercise price of $131.55 per share. The weighted average fair value of options granted was $27.36 per share. During the nine months ended September 30, 2012, PPG granted 792,957 stock options under the PPG Omnibus Plan at a weighted average exercise price of $90.19 per share. The weighted average fair value of options granted was $17.97 per share.
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

The fair value of the grants issued in the nine months ended September 30, 2013 was calculated with the following weighted average assumptions:

Risk free interest rate	1.3%
Expected life of option in years	6.5
Expected dividend yield	3.2%
Expected volatility	29.9%
Restricted Stock Units
Long-term incentive value is delivered to selected key management employees by granting RSUs, which have either time or performance-based vesting features. The fair value of an RSU is equal to the market value of a share of PPG stock on the date of grant. Time-based RSUs vest over the three-year period following the date of grant, unless forfeited, and will be paid out in the form of stock, cash or a combination of both at the Company’s discretion at the end of the three year vesting period. Performance-based RSUs vest based on achieving specific annual performance targets for earnings per share growth and cash flow return on capital over the three calendar year-end periods following the date of grant. Unless forfeited, the performance-based RSUs will be paid out in the form of stock, cash or a combination of both at the Company’s discretion at the end of the three-year performance period if PPG meets the performance targets. The amount paid for performance-based awards may range from 0 percent to 180 percent of the original grant, based upon the frequency with which the annual earnings per share growth and cash flow return on capital performance targets are met over the three calendar year periods. For the purposes of expense recognition, PPG has assumed that performance-based RSUs granted in 2011 will vest at the 180 percent level, those granted in 2012 will vest at 150 percent level, and those granted in 2013 will vest at the 100 percent level. As of December 31, 2012, four of the four possible performance targets had been met for the 2011 grant and two of the two possible performance targets had been met for the 2012 grant.
During the nine months ended September 30, 2013, PPG granted 189,554 RSUs at a weighted average fair value of $126.35 per share. During the nine months ended September 30, 2012, PPG granted 248,732 RSUs at a weighted average fair value of $83.27 per share.
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
Following the June 16, 2011 ruling, the third amended plan of reorganization was the subject of negotiations among the parties in interest, amendments, proposed amendments and hearings. PC then filed an amended PC plan of reorganization on August 17, 2012. Objections to the plan, as amended, were filed by three entities. One set of objections was resolved by PC and another set merely restated for appellate purposes objections filed by a party that the Bankruptcy Court previously overruled. The Bankruptcy Court heard oral argument on the one remaining set of objections filed by the remaining affiliated insurer objectors on October 10, 2012. At the conclusion of that argument, the Bankruptcy Court set forth a schedule for negotiating and filing language that would resolve some, but not all, of the objections to confirmation advanced by the insurer objectors. On October 25, 2012, PC filed a notice regarding proposed confirmation order language that resolved those specific objections. Following additional hearings and status conferences, technical amendments to the PC plan of reorganization were filed on May 15, 2013. On May 16, 2013, the Bankruptcy Court issued a memorandum opinion and interim order confirming the PC plan of reorganization, as amended, and setting forth a schedule for motions for reconsideration. Following the filing of motions for reconsideration, the Bankruptcy Court, on May 24, 2013, issued a revised memorandum opinion and final order confirming the modified third amended plan of reorganization and issuing the asbestos permanent channeling injunction. The remaining insurer objectors filed a motion for reconsideration on June 6, 2013 and the other remaining objector filed a notice of appeal to the U. S. District Court for the Western District of Pennsylvania. The Bankruptcy Court subsequently issued an order declaring that the notice of appeal was a nullity because of the pending motion for reconsideration. Oral argument on the motion for reconsideration was heard on September 9, 2013. If the Bankruptcy Court denies the motion for reconsideration, objectors may file a notice of appeal to the U. S. District Court for the Western District of Pennsylvania within 14 days of the Bankruptcy Court's decision.
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
Asbestos Claims Subject to Bankruptcy Court’s Channeling Injunction
The Bankruptcy Court's channeling injunction, entered under §524(g) of the Bankruptcy Code and which will become effective after the order confirming the modified third amended plan of reorganization is no longer subject to appellate review, will prohibit present and future claimants from asserting asbestos claims against PC. With regard to PPG, the channeling injunction by its terms will prohibit present and future claimants from asserting claims against PPG that arise, in whole or in part, out of exposure to Unibestos, or any other asbestos or asbestos-containing products manufactured, sold and/or distributed by PC, or asbestos on or emanating from any PC premises. The injunction by its terms will also prohibit codefendants in these cases that are subject to the channeling injunction from asserting claims against PPG for contribution, indemnification or other recovery. Such injunction will also preclude the prosecution of claims against PPG arising from alleged exposure to asbestos or asbestos-containing products to the extent that a claimant is alleging or seeking to impose liability, directly or indirectly, for the conduct of, claims against or demands on PC by reason of PPG’s: (i) ownership of a financial interest in PC; (ii) involvement in the management of PC, or service as an officer, director or employee of PC or a related party; (iii) provision of insurance to PC or a related party; or (iv) involvement in a financial transaction affecting the financial condition of PC or a related party. The foregoing PC related claims are referred to as “PC Relationship Claims” and constitute, in PPG management’s opinion, the vast majority of the pending asbestos personal injury claims against PPG. All claims channeled to the Trust will be paid only from the assets of the Trust.
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
In addition, similar to what was contemplated by the second amended PC plan of reorganization, the channeling injunction will not extend to claims against PPG alleging personal injury caused by asbestos on premises owned, leased or occupied by PPG (so called “premises claims”), which generally have been subject to the stay imposed by the Bankruptcy Court, although motions to lift the stay as to individual premises claims have been granted from time to time. Historically, a small proportion of the claims against PPG and its subsidiaries have been premises claims, and based upon review and analysis, PPG believes that the number of premises claims currently comprises less than 2 percent of the total asbestos related claims against PPG. Beginning in late 2006, the Bankruptcy Court lifted the stay with respect to certain premises claims against PPG. As a result, PPG and its primary insurers have settled approximately 500 premises claims. PPG’s insurers agreed to provide insurance coverage for a major portion of the payments made in connection with the settled claims, and PPG accrued the portion of the settlement amounts not covered by insurance. PPG, in conjunction with its primary insurers as appropriate, evaluates the factual, medical, and other relevant information pertaining to additional claims as they are being considered for potential settlement or litigated in the tort system. The number of such claims under consideration for potential settlement or subject to litigation, currently approximately 360, varies from time to time. PPG believes that any financial exposure resulting from such premises claims, taking into account available insurance coverage, will not have a material adverse effect on PPG’s consolidated financial position, liquidity or results of operations.
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
PPG’s obligation under the 2009 PPG Settlement Arrangement at December 31, 2008 was $162 million less than the amount that would have been due under the 2002 PPG Settlement Arrangement. This reduction is attributable to a number of negotiated provisions in the 2009 PPG Settlement Arrangement, including the provisions relating to the channeling injunction under which PPG retains liability for any non-PC Relationship Claims. PPG will retain such amount as a reserve for asbestos-related claims that will not be channeled to the Trust, as this amount represents PPG’s best estimate of its liability for these claims. PPG does not have sufficient current claim information or settlement history on which to base a better estimate of this liability, in light of the fact that the Bankruptcy Court’s stay has been in effect since 2000. As a result, PPG’s reserve at September 30, 2013 and December 31, 2012 for asbestos-related claims that will not be channeled to the Trust is $162 million. This amount is included within "Other liabilities" on the accompanying consolidated balance sheets. In addition, under the 2009 PPG Settlement Arrangement, PPG will retain for its own account rights to recover proceeds from certain historical insurance assets, including policies issued by non-participating insurers. Rights to recover these proceeds would have been assigned to the Trust by PPG under the 2002 PPG Settlement Arrangement.
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
Of the total obligation of $974 million under the 2009 PPG Settlement Arrangement at September 30, 2013, $732 million is reported as a current liability and the present value of the payments due in the years 2014 to 2023 totaling $242 million is reported as a non-current liability in the accompanying condensed consolidated balance sheet. The future accretion of the noncurrent portion of the liability will total $98 million and be reported as expense in the condensed consolidated statement of income over the period through 2023, as follows (in millions):

Remainder of 2013	$3
2014	14
2015 – 2023	81
Total	$98
The following table summarizes the impact on PPG’s financial statements for the three and nine months ended September 30, 2013 and 2012 resulting from the 2009 PPG Settlement Arrangement including the change in fair value of the stock to be transferred to the Trust and the equity forward instrument (see Note 17, “Derivative Financial Instruments and Hedge Activities”) and the increase in the net present value of the future payments to be made to the Trust.

	Three Months Ended September 30		Nine Months Ended September 30
Increase (decrease) in expense	2013	2012	2013	2012
	(Millions)
Change in fair value:
PPG stock	$29	$13	$45	$44
Equity forward instrument	(29)	(12)	(46)	(45)
Accretion of asbestos liability	3	2	10	10
Asbestos settlement – net expense	$3	$3	$9	$9
The fair value of the equity forward instrument is included as an "Other current asset" as of September 30, 2013 and December 31, 2012 in the accompanying condensed consolidated balance sheet. Payments under the fixed payment schedule require annual payments that are due each June. The current portion of the asbestos settlement liability included in the accompanying condensed consolidated balance sheet as of September 30, 2013 consists of all such payments required through June 2013, the fair value of PPG’s common stock and the value of PPG’s investment in Pittsburgh Corning Europe. The net present value of the remaining payments due is included in the long-term asbestos settlement liability in the accompanying condensed consolidated balance sheet as of September 30, 2013.
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
As of September 30, 2013 and December 31, 2012, PPG had reserves for environmental contingencies totaling $344 million and $332 million, respectively, of which $103 million and $101 million, respectively, were classified as current liabilities. The reserve at September 30, 2013 included $236 million for environmental contingencies associated with PPG’s former chromium manufacturing plant in Jersey City, N.J. and associated sites (“New Jersey Chrome”) and $108 million for other environmental contingencies, including National Priority List sites and legacy glass and chemical manufacturing sites. The reserve at December 31, 2012 included $221 million for environmental contingencies associated with New Jersey Chrome, $80 million for other environmental contingencies, including National Priority List sites and legacy glass and chemical manufacturing sites, and $31 million for environmental contingencies associated with the Calcasieu River estuary located near the Lake Charles, La. chlor-alkali plant and two operating plant sites in PPG’s former commodity chemicals business. Pretax charges against income from continuing operations for environmental remediation costs totaled $92 million and $107 million, respectively, for the three and nine months ended September 30, 2013 and $1 million and $164 million, respectively, for the three and nine months ended September 30, 2012, and are included in "Other charges" in the accompanying condensed consolidated statement of income. Included in the nine month 2013 environmental remediation expense is a charge of $12 million for remediation costs at a legacy chemical manufacturing site in Barberton, Ohio based on an updated estimate of costs for remediation activities at this site. Income from discontinued operations includes $1 million of environmental remediation expense in the nine months ended September 30, 2012. Cash outlays related to all environmental remediation aggregated $30 million and $85 million, respectively, for the three and nine months ended September 30, 2013 and $20 million and $45 million, respectively, for the three and nine months ended September 30, 2012. The three and nine months ended 2012 spending included $1 million and $4 million, respectively associated with environmental remediation liabilities of the former commodity chemicals business. Management expects pretax charges for environmental remediation costs during the fourth quarter of 2013 to approximate $5 million.
Management expects cash outlays for environmental remediation costs to be approximately $25 million in the remainder of 2013, approximately $100 million annually in 2014 and 2015 and to range from $10 million to $30 million annually from 2016 through 2018. It is possible that technological, regulatory and enforcement developments, the results of environmental studies and other factors could alter the Company’s expectations with respect to future charges against income and future cash outlays. Specifically, the level of expected future remediation costs and cash outlays is highly dependent upon activity related to New Jersey Chrome, as discussed below.
Separation and Merger of the Commodity Chemicals Business
All known environmental liabilities associated with the commodity chemicals business, including remediation of the Calcasieu River estuary in Lake Charles, La., and the existing reserve totaling $31 million were transferred with the separation of this business from PPG and subsequent merger of the subsidiary holding the PPG commodity chemicals business with a subsidiary of Georgia Gulf (see Note 5). The newly merged company, Axiall, assumed responsibility for these liabilities. As a result of this transaction, PPG retained responsibility for potential environmental liabilities that may result from future Natural Resource Damage claims and any potential tort claims at the Calcasieu River Estuary associated with activities and historical operations of the Lake Charles, La. facility. PPG will additionally retain responsibility for all liabilities relating to, arising out of or resulting from sediment contamination in the Ohio River resulting from historical activities and operations at the Natrium, W.Va. facility, exclusive of remedial activities, if any, required to be performed on-site at the Natrium facility. PPG's obligations with respect to Ohio River sediment will terminate on December 30, 2017 unless within five years from December 30, 2012 PPG is required to further assess or to remediate sediment contamination caused by PPG's operation of the Natrium facility prior to the separation of the commodity chemicals business from PPG in which event PPG's obligations with respect to sediment in the Ohio River will continue for five years beyond the time that PPG is required to further assess or remediate sediment in the Ohio River.
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
A settlement agreement among PPG, NJDEP and Jersey City (which had asserted claims against PPG for lost tax revenue) has been reached and memorialized in the form of a Judicial Consent Order (the “JCO”) that was entered by the court on June 26, 2009. PPG’s remedial obligations under the ACO with NJDEP have been incorporated into the JCO. Pursuant to the JCO, a new process has been established for the review of the technical reports PPG must submit for the investigation and remedy selection for the 14 ACO sites and the six sites for which PPG has accepted sole responsibility under the terms of the Orphan Sites Settlement (“20 PPG sites”). The JCO also provided for the appointment of a court-approved Site Administrator who is responsible for establishing a master schedule for the remediation of the 20 PPG sites. On July 6, 2009, former United States Environmental Protection Agency Deputy Administrator, Michael McCabe, was appointed as Site Administrator under the JCO. The JCO established a goal, based on currently applicable remedial provisions, to remediate soils and sources of contamination at the 20 PPG sites as expeditiously as possible for completion at the end of 2014 in accordance with the master schedule developed by the Site Administrator. In 2013, the parties to the JCO determined that it was not feasible to complete the soil remediation by the original December 2014 cleanup goal due to the complexities associated with the remediation of the sites. Based upon current knowledge of the conditions at the sites and the experience gained over the last several years, the JCO parties established a new master schedule, which was approved by the court, and extends the goal for cleanup of soils and sources of contamination to December 1, 2015. Under the JCO, NJDEP could seek to impose stipulated civil penalties if PPG fails to complete soil and source remediation of JCO sites by the new December 2015 goal or perform certain tasks under the master schedule. The JCO also resolved the claims for reparations for lost tax revenues by Jersey City with the payment of $1.5 million over a five year time period. The JCO did not otherwise affect PPG’s responsibility for the remediation of the 14 ACO sites.
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
As work continued at all of the New Jersey Chrome sites and the final draft soil remedial action work plan for the former chromium manufacturing and adjacent sites was being developed, the estimated remediation costs were refined for all New Jersey Chrome sites and the updated information was used to compile a new estimate of the remediation costs, which resulted in a charge of $145 million in the first quarter of 2012. The liability for remediation of the New Jersey Chrome sites totals $236 million at September 30, 2013. The major cost components of this liability continue to be related to transportation and disposal of impacted soil and construction services. These components account for approximately 60% and 30% of the accrued amount, respectively, as of September 30, 2013. The accrued liability also includes estimated costs for water management during excavation, engineering and project management. The final draft soil remedial action work plan is based upon plans for PPG to obtain use limitations for the properties that will be remediated by various means including the purchase of certain sites. Based on our recently completed and on going investigations, approximately one million tons of soil may be potentially impacted for all New Jersey Chrome sites. The most significant assumptions underlying the current cost estimate are those related to the extent and concentration of chromium impacts in the soil, as these determine the quantity of soil that must be treated in place, the quantity that will have to be excavated and transported for offsite disposal, and the nature of disposal required. The charges taken for the estimated cost to remediate the New Jersey Chrome sites are exclusive of any third party indemnification, as the recovery of any such amounts is uncertain.
During the third quarter of 2013, PPG completed an assessment of costs incurred to date versus current progress, and the potential cost impacts of recently acquired information, including but not limited to the extent of impacted soils, percentage of hazardous versus non-hazardous soils, daily soil excavation rates, and engineering, administrative and other associated costs. Based on this assessment, a reserve adjustment of $89 million was recorded in the third quarter of 2013. Principal factors impacting costs included a refinement in the estimate of the mix of hazardous to non-hazardous soils to be excavated, an overall increase in soil volumes to be excavated, enhanced water management requirements, decreased daily soil excavation rates due to site conditions and increased oversight and management costs.
Information will continue to be generated from the ongoing groundwater remedial investigation activities related to New Jersey Chrome and will be incorporated into a final draft remedial action work plan for groundwater expected to be submitted to NJDEP in the second half of 2014.
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
Remediation: Reasonably Possible Matters
In addition to the amounts currently reserved for environmental remediation, the Company may be subject to loss contingencies related to environmental matters estimated to be approximately $100 million to $200 million. Such unreserved losses are reasonably possible but are not currently considered to be probable of occurrence. These reasonably possible unreserved losses relate to environmental matters at a number of sites including about one third each related to; i) additional costs at New Jersey Chrome ii) legacy glass sites and iii) a number of other sites, including legacy chemical manufacturing sites. The loss contingencies related to these sites include significant unresolved issues such as the nature and extent of contamination at these sites and the methods that may have to be employed to remediate them.
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
Other Matters
The Company accrues for product warranties at the time the products are sold based on historical claims experience. As of September 30, 2013 and December 31, 2012, the reserve for product warranties was $10 million and $14 million, respectively. Pretax charges against income for product warranties and the related cash outlays were not material for the three and nine months ended September 30, 2013 and 2012.
The Company had outstanding letters of credit and surety bonds of $110 million and guarantees of $82 million as of September 30, 2013. The Company does not believe any loss related to such guarantees is likely.

20.	Reportable Segment Information
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
Reportable segment net sales and segment income for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
	(Millions)
Net sales:
Performance Coatings	$1,619	$1,210	$4,431	$3,601
Industrial Coatings	1,199	1,090	3,623	3,265
Architectural Coatings - EMEA	571	564	1,596	1,682
Optical and Specialty Materials	313	282	953	930
Glass	278	262	803	791
Total (a)	$3,980	$3,408	$11,406	$10,269
Segment income:
Performance Coatings	$252	$203	$679	$567
Industrial Coatings	181	153	550	446
Architectural Coatings - EMEA	73	56	162	136
Optical and Specialty Materials	88	76	283	280
Glass	21	24	34	55
Total	615	512	1,708	1,484
Legacy items (b)	(99)	(14)	(156)	(203)
Business restructuring (See Note 8)	(98)	—	(98)	(208)
Acquisition-related costs (c)	(7)	—	(35)	(6)
Interest expense, net of interest income	(37)	(44)	(118)	(126)
Other unallocated corporate expense – net	(65)	(52)	(185)	(160)
Income from continuing operations before income taxes	$309	$402	$1,116	$781

(a)	Intersegment net sales for the three and nine months ended September 30, 2013 and 2012 were not material.

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

The expense for the three months ended September 30, 2013 includes a pretax charge of$89 million This charge primarily relates to environmental remediation activities at PPG's former Jersey City, N.J., chromium manufacturing plant and associated sites.The expense for the nine months ended September 30, 2013 and 2012 includes nonrecurring environmental remediation pretax charges of $101 million and $159 million, respectively. The 2013 and 2012 charges relate to continued environmental remediation activities at legacy chemicals sites, primarily at PPG’s former Jersey City, N.J. chromium manufacturing plant and associated sites. The expense for the nine months ended September 30, 2013 also includes a pretax charge of $18 million for the settlement losses related to certain legacy Canadian glass pension plans.

(c)
The three and nine months ended September 30, 2013, include $7 million and $19 million of certain acquisition-related costs, respectively. In addition, the nine months ended September 30, 2013 includes $16 million of flow-through cost of sales for the inventory step up to fair value related principally to the AkzoNobel North American architectural coatings business. The nine months ended September 30, 2012, includes $6 million of flow-through cost of sales for the inventory step up to fair value related to the Dyrup and Colpisa acquisitions. These costs are considered to be unusual and non-recurring and do not reduce the segment earnings used to evaluate the performance of the operating segments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Separation and Merger of PPG’s Commodity Chemical Business
On January 28, 2013, PPG completed the separation of its commodity chemicals business and the merger of the subsidiary holding the PPG commodity chemicals business with a subsidiary of the Georgia Gulf Corporation ("Georgia Gulf"). The combined company formed by uniting Georgia Gulf with PPG's former commodity chemicals business is named Axiall Corporation ("Axiall"). PPG holds no ownership interest in Axiall. The results of operations and cash flows of the commodity chemicals business for the month of January 2013 are presented in the accompanying financial statements as the results from discontinued operations. The results of operations and cash flows of the commodity chemicals business for the three and nine month periods ended September 30, 2012 have been reclassified in these condensed consolidated financial statements to conform to the presentation of discontinued operations. See Note 5, "Separation and Merger Transaction" in Item 1 - Financial Statements, for additional information relating to this transaction.
Performance in Third Quarter of 2013 Compared to Third Quarter of 2012
Performance Overview
Net sales in the third quarter of 2013 were $3,980 million, up 17 percent versus the prior year net sales of $3,408 million for the third quarter of 2012. Net sales were up approximately 13 percent due to the net sales from businesses acquired. The acquisition of the AkzoNobel North American architectural coatings business in April 2013 contributed approximately $400 million of net sales while the acquisitions of Deft, an aerospace coatings business acquired in May 2013, and the Spraylat coatings business acquired in December 2012, contributed approximately $40 million. Net sales also increased year over year due to higher sales volumes, which are up approximately 2 percent excluding acquired businesses, pricing and favorable foreign currency translation, both of which increased net sales by 1 percent. Sales volumes grew in the Industrial Coatings, Optical and Specialty Materials, and Glass segments, but fell in the remaining segments. Pricing improved modestly as certain businesses continue to counter modest inflation from changes in energy pricing, and transportation costs. The favorable impacts of currency translation were driven by a higher Dollar-to-Euro conversion rate versus a very weak prior year comparative rate, partly offset by unfavorable translation of certain currencies in Asia and South America. Demand typically falls modestly for seasonal reasons during the third quarter, and in general, the Company experienced normal seasonal trends. Consistent growth continued in the United States and Canada with volumes increasing 4 percent. Sales volume gains were achieved across most business units, led by automotive OEM (original equipment manufacturer), optical products, aerospace, architectural and industrial coatings. Sales volumes in Europe fell 2 percent. While the overall pace of business remains muted across the region, most businesses delivered an improved trend versus the very weak conditions earlier in the year. European demand remains varied by country, with some countries demonstrating signs of stability or improvement, while others continue to remain weak. In the emerging regions of Asia Pacific and Latin America, sales volumes were up 2 percent versus the third quarter of 2012 as most businesses delivered volume growth, which was partially offset primarily by ongoing weakness in marine new-build activity in Asia. The new-build market is showing initial signs of stabilizing as our overall marine sales have been somewhat consistent the past several quarters.

Cost of sales, exclusive of depreciation and amortization, was $2,238 million for the third quarter of 2013 compared to $1,983 million for the third quarter of 2012. Cost of sales increased year-over-year due to the cost of sales of acquired businesses and the impact of higher sales volumes, modestly offset by lower manufacturing costs. Cost of sales decreased as a percentage of sales for the third quarter of 2013 to 56.2 percent from 58.2 percent in the third quarter of 2012 due to shifts in sales margin mix.

Selling, general and administrative expenses increased by $185 million in the third quarter of 2013 compared to the third quarter of 2012 primarily due to the acquisition of the AkzoNobel North American architectural coatings business, which operates with higher relative selling and advertising costs consistent with the distribution-oriented nature of the business and overhead inflation. Selling, general and administrative expenses as a percentage of sales increased to 24.2 percent in the third quarter of 2013 from 22.9 percent in the third quarter of 2012. Selling, general and administrative expenses also increased due to higher professional service costs related to acquisition activities and the favorable impact of foreign currency translation.

Depreciation expense increased to $91 million in the third quarter of 2013 from $78 million in the third quarter of 2012 due to the depreciable assets of the businesses acquired over the past year.

The restructuring charge of $98 million in the third quarter of 2013 primarily relates to a restructuring plan focused on achieving cost synergies related to the AkzoNobel North American architectural coatings acquisition, but also includes smaller targeted actions for PPG's legacy architectural business, as well as other businesses where market conditions remain very challenging, most notably protective and marine coatings and certain European businesses such as architectural coatings and fiber glass.
Other charges increased to $120 million in the third quarter of 2013 from $20 million in the third quarter of 2012 due primarily to higher environmental expenses. The increase in environmental costs was driven mainly by an $89 million charge related to environmental remediation at a former chromium manufacturing plant and associated sites in New Jersey.
Other earnings decreased to $31 million in the third quarter of 2013 from $40 million in the third quarter of 2012 driven by lower equity earnings primarily from our Asian fiber glass joint ventures, resulting from a decline in the personal computer market and lower licensing earnings in the Glass segment.
The effective tax rate on pretax earnings from continuing operations for the quarter ended September 30, 2013 was 19 percent compared to 23 percent in the third quarter of 2012. The effective rate on pretax earnings from continuing operations for the quarter ended September 30, 2013 includes tax benefits of $33 million or approximately 37 percent for estimated environmental remediation costs at sites in New Jersey, $25 million or approximately 25 percent for business restructuring charges, and $3 million for acquisition related costs. The effective tax rate on the remaining pre-tax earnings from continuing operations was approximately 24 percent resulting in tax expense of $121 million.
Diluted earnings-per-share from continuing operations for the three months ended September 30, 2013 were $1.52. Excluding the charges related to business restructuring, the legacy environmental reserve, and acquisition-related costs, adjusted diluted earnings-per-share from continuing operations for the three months ended September 30, 2013 were $2.44. This compares to diluted earnings-per-share from continuing operations of $1.86 for the three months ended September 30, 2012. Third quarter 2013 reported and adjusted net income include lower pension expenses resulting from a reorganization of certain company pension plans, which occurred as a part of recently completed separation activities of the former commodity chemicals business. These changes resulted in an earnings catch-up benefit recorded in the third quarter which relates to the first half of 2013 reporting periods of about $9 million income pre-tax, $6 million after-tax, or $0.04 per diluted share. This benefit will recur, adding about $4 million to pre-tax segment earnings each quarter going forward. The increase in diluted earnings-per-share resulted from higher earnings and a reduction in the number of shares outstanding as a result of the 10.8 million PPG shares tendered to the Company in the exchange offer in connection with the separation and merger of the Company's former commodity chemicals business as well as the approximately 2 million shares repurchased in the first nine months of 2013. For more information about the separation and merger of the Company's former commodity chemicals business, see Note 5, “Separation and Merger Transaction,” under Item 1 of this Form 10-Q.
We expect to continue to benefit from the gradual improvement in global demand trends. The fourth quarter is seasonally slower than the third quarter in many of our end-use markets, especially architectural coatings. We are expecting a larger magnitude of sequential seasonality this year as architectural coatings now represents a larger proportion of our revenues following our April acquisition of the North American architectural coatings business of AkzoNobel. We expect the U.S. economy will continue to grow in a measured manner supported by increasing demand in many markets we supply. Emerging-region growth is expected to continue but remain inconsistent by end-use market and country. In Europe, where our volumes are still down about 20 percent versus pre-recession levels, demand appears to be stabilizing. Finally, we ended the quarter with a strong balance sheet and cash position, with additional free cash flow expected in the fourth quarter, which is typically our strongest cash-generation quarter seasonally.
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

Net income from continuing operations (attributable to PPG) and earnings-per-share from continuing operations – assuming dilution (attributable to PPG) are reconciled to adjusted net income from continuing operations (attributable to PPG) and adjusted earnings-per-share from continuing operations – assuming dilution (attributable to PPG) below:

(Millions, except per share amounts)
Three Months ended September 30, 2013	Net Income
	Net Income	EPS
Net income from continuing operations (attributable to PPG)	$220	$1.52
Net income from continuing operations (attributable to PPG) includes:
Business restructuring costs	73	0.50
Legacy environmental reserve increase	56	0.39
Acquisition-related costs	4	0.03
Adjusted net income	$353	$2.44
Performance of Reportable Business Segments
Performance Coatings net sales for the third quarter of 2013 increased $409 million, to $1,619 million, up 34 percent, compared to $1,210 million for the third quarter of 2012. The increase was largely due to sales from acquired businesses, which increased sales approximately 35% quarter over quarter, and modest pricing gains, partially offset by lower sales volumes of 2 percent. Foreign currency translation had a minor impact on sales during the quarter. The acquired AkzoNobel North American architectural coatings business added about $400 million to segment net sales in the quarter. Sales volume growth did occur in all businesses except in the coatings business supplying the marine new-build industry, where the volume decline exceeded the combined volume gains from the other businesses. Consistent with the first half of 2013, marine new-build sales declined significantly year-over-year, as overall industry demand remains sluggish. While marine sales remain down year-over-year, PPG’s 2013 quarterly marine sales have been fairly constant each quarter indicating some market stability at these lower levels. Aerospace sales growth in the third quarter of 2013 accelerated versus earlier in the year, and strong emerging region sales growth in refinish offset slight volume declines in the mature regions. Segment income improved $49 million, or 24 percent, to $252 million as a result of acquisitions and lower costs that stemmed from prior business restructuring actions and ongoing cost management.
Looking ahead, the fourth quarter is traditionally a slower quarter seasonally for the segment and most notably for architectural coatings. In relation to prior years, the magnitude of the segment seasonality will increase due to the size of the architectural business acquisition. In addition, the geographic mix of the acquired business includes a heavier Canadian concentration where the paint season typically is shorter in duration. Also, due to the lower seasonal sales, certain benefits from the acquisition synergies will be muted in the quarter. Overall positive architectural coatings market conditions are expected to remain. Both aerospace and marine are longer cycle businesses and are less seasonal in nature. Recent trends are expected to continue in those businesses. Finally, we continue to reach the anniversary date of a variety of prior year restructuring actions resulting in more modest year-over-year earnings growth benefits from the restructuring program approved in 2012.

Industrial Coatings net sales increased 10 percent, or $109 million, to $1,199 million for the third quarter of 2013 compared to $1,090 million for the third quarter of 2012. The increase was driven by 6 percent volume growth and 3 percent from sales of acquired businesses. For the quarter, PPG's global automotive OEM sales volumes grew 10 percent, with comparable growth rates in each major region. Sales volumes in this business outpaced global auto industry production growth of 3 percent, reflecting a continued benefit from PPG’s global footprint and customer appreciation of PPG’s high level of technical service. Global industrial coatings business unit volumes improved mid-single-digit percentages. Overall global demand in general industrial end use markets remained mixed. Sales volumes advanced in North America and Asia, and were down modestly in Europe. Global packaging coatings volumes grew modestly. Segment income was $181 million for the third quarter of 2013 compared to $153 million for the same quarter in 2012. The favorable earnings impact of higher sales and ongoing cost management initiatives resulted in increased segment earnings.
Looking ahead to the fourth quarter, segment activity levels are typically lower seasonally in comparison with the third quarter. Global automotive OEM industry production growth is expected to continue at a rate comparable to that of the third quarter. One item of note is that year-over-year auto OEM industry production in Europe has been quite negative year-to-date, including a slight negative in the third quarter, but is forecasted to be slightly positive in the fourth quarter. Segment earnings are expected to benefit less from restructuring-related savings due to the anniversary of certain prior-year actions.

Architectural Coatings – EMEA net sales increased 1 percent, or $7 million, to $571 million for the third quarter of 2013 compared to $564 million for the prior year third quarter, as lower volumes were more than offset by favorable currency and pricing. Sales volumes were down 4 percent which represents a significant improvement over the trend during the first half of 2013 when the volume decline averaged 10 percent. Despite the year over year volume decline, segment income was $73 million for the third quarter of 2013, an increase of $17 million from the same quarter in 2012 driven primarily by discretionary cost-management actions and lower costs, including benefits from prior restructuring actions.
Looking ahead, we expect normal seasonal patterns as the fourth quarter activity is traditionally much lower sequentially versus the third quarter. Of note is that the fourth quarter of 2013 which includes two fewer shipping days versus the fourth quarter of 2012. Overall end-market conditions are expected to remain somewhat negative, although there are pockets of stability and even modest growth in certain regions. Cost management remains a key focus, as we begin to reach the anniversary of some of the benefits from actions completed under the 2012 restructuring program. This segment is also heavily exposed to foreign currency translation as none of the sales are in U.S. dollars, and based on current exchange rates in comparison with the fourth quarter of 2012, translation impacts are expected to be more modest and at a lower rate as compared with the third quarter.
Optical and Specialty Materials net sales increased 11 percent, or $31 million, to $313 million for the third quarter of 2013 compared to $282 million for the third quarter of 2012 primarily due to a 9 percent increase in volumes, with gains realized in both businesses, and modest pricing gains. Optical products net sales improved by low-double-digit percentages as volumes were aided by solid market trends and initial customer inventory stocking ahead of the TRANSITIONS(R) Generation VII product introduction in North America scheduled for early January 2014. Prior-year optical products results were tempered by customer inventory destocking, which aided the current-year comparative results. Silicas net sales improved by high-single-digit percentages on continued global strength in end-use market demand. Segment income was $88 million for the third quarter of 2013 compared to $76 million for the same quarter in 2012 due to the earnings impact of higher sales.

Looking ahead, the Optical and Specialty Materials segment traditionally experiences seasonal declines from the third to the fourth quarter. Also, the prior year fourth quarter included an inventory build for the European Generation VII launch. A more modest inventory build is anticipated this year, as a portion of the build occurred in the third quarter. Positive silica end-use market trends are expected to remain.
As previously announced, in July 2013, PPG reached an agreement to divest its 51 percent interest in Transitions Optical to Essilor International, which currently holds a 49 percent interest in the venture. Transitions Optical is a global supplier of photochromic lenses and a consolidated subsidiary of PPG. The transaction reflects an enterprise value of approximately $3.4 billion, with PPG receiving cash at closing of $1.73 billion pretax or approximately $1.5 billion after-tax, subject to certain post-closing working capital and net debt adjustments. In 2012, Transitions Optical had net sales of approximately $800 million. Essilor will also enter into multi-year agreements with PPG for continuing supply of optical dyes and research and development services and will acquire PPG's optical sunlens business. The transaction is expected to close in the first half of 2014, subject to satisfaction of customary closing conditions, including receipt of regulatory approvals.
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
Glass net sales increased $16 million, or 6 percent, to $278 million for the third quarter of 2013 compared to $262 million for the third quarter of 2012 primarily due to higher volumes which improved 4 percent year over year. Volumes improved in flat glass, including higher residential activity coupled with initial, modest improvements in non-residential volumes. Fiber glass volumes grew in North America and Europe. Segment income was $21 million for the third quarter of 2013 compared to $24 million for the same quarter in 2012. The benefits from sales growth were offset by input cost inflation, including higher transportation and natural gas unit costs and lower equity and licensing earnings. Equity and licensing earnings were lower due to the impact of weaker consumer electronics activity on the Asian fiber glass joint venture results.

Looking ahead to the fourth quarter, the Glass segment typically experiences seasonal declines versus the third quarter. Despite recent growth, overall market demand patterns remain low versus historical levels. Equity earnings are expected to remain at lower levels based, in part, on weaker production in the Asian personal computer market. A strong cost focus remains in both businesses.
Performance in First Nine Months of 2013 Compared to First Nine Months of 2012
Performance Overview
Net sales in the first nine months of 2013 were $11.4 billion, up $1,137 million, or 11 percent, compared with sales of $10.3 billion for the first nine months of 2012 primarily due from sales of businesses acquired which increased net sales by approximately 10 percent. The AkzoNobel North American architectural coatings business acquired in April 2013 contributed approximately $875 million in net sales while the acquisitions of Deft, an aerospace coatings business acquired in May 2013, and the Spraylat coatings business acquired in December 2012, contributed approximately $175 million. Overall sales volumes, excluding acquisitions, were down 1 percent. Sales volumes grew in the Industrial Coatings and in the Optical and Specialty Materials segments but fell in the remaining segments. Sales volumes were inconsistent by region as the United States and Canada were up 2 percent year over year and the Latin America region was up 3 percent. Growth occurred in many end-use markets in Asia Pacific, although sales volumes are nearly level year over year. Sales volumes in Europe were down 4 percent year over year due to demand weakening. Overall sales trends were varied by end-use market. Higher selling prices increased sales 1 percent and impacted most businesses due, in part, to the carryover impact of 2012 price increases and price increases to offset cost inflation in the first nine months of 2013, which includes increases in transportation, energy and labor costs. The impact of foreign currency translation was negligible.
Cost of sales, exclusive of depreciation and amortization, was $6,528 million for the first nine months of 2013, up $533 million from $5,995 million for the first nine months of 2012 primarily due to the inclusion of cost of sales from acquired businesses partially offset by lower manufacturing costs. Cost of sales as a percentage of sales for the first nine months of 2013 was 57.2 percent compared to 58.4 percent for the first nine months of 2012. This decrease is largely due to shifts in sales margin mix related to the businesses acquired.
Selling, general and administrative expenses increased by $348 million in the first nine months of 2013 compared to the first nine months of 2012. These costs increased principally from the inclusion of acquired businesses and overhead cost inflation partly offset by the impact of our continued focus on cost management, including savings from restructuring actions approved in March 2012. The impact of foreign currency translation was minimal. Selling, general and administrative expenses increased slightly as a percent of sales to 24.0 percent in the first nine months of 2013 from 23.3 percent in the first nine months of 2012.
Depreciation expense increased to $262 million in the first nine months of 2013 from $233 million in the first nine months of 2012 due to the depreciable assets of the businesses acquired over the past year.
The restructuring charge of $98 million relates to a restructuring plan approved in the third quarter of 2013 focused on achieving cost synergies related to the AkzoNobel North American architectural coatings acquisition, but also includes smaller targeted actions for PPG's legacy architectural business, as well as other businesses where market conditions remain very challenging, most notably protective and marine coatings and certain European businesses such as architectural coatings and fiber glass.
Other charges decreased to $168 million in the first nine months of 2013 from $206 million in the first nine months of 2012. The decrease is primarily due to lower legacy environmental remediation charges in 2013. The nine months-ended September 30, 2013 includes a pretax charge of $12 million related to environmental remediation at a legacy chemical manufacturing site and a pretax charge of $89 million for the environmental remediation at a former chromium manufacturing plant and associated sites in New Jersey. The nine months-ended September 30, 2012 included a pretax charge of $159 million, related primarily to the environmental remediation at the former chromium manufacturing plant and associated sites in New Jersey.
Other earnings decreased to $85 million in the first nine months of 2013 as compared to $100 million for the first nine months of 2012. The decrease reflects lower equity earnings, primarily from our Asian fiber glass joint ventures, due to a decline in the personal computer market and lower licensing earnings in the Glass segment.
The effective tax rate on pretax earnings from continuing operations was 22 percent and 20 percent in the nine months ended September 30, 2013 and 2012, respectively. The effective rate on pretax earnings from continuing operations for the nine months ended September 30, 2013 includes tax benefits of $37 million or approximately 37 percent for estimated environmental remediation costs primarily at sites in New Jersey, $25 million or approximately 25 percent for business restructuring charges, $11 million or approximately 31 percent for acquisition related costs, and $5 million or approximately 27 percent for final settlement of legacy pension plans. The nine-month period also includes an after-tax benefit of $10 million for the retroactive impact of a US tax law change enacted in early 2013 that was not included in previously reported 2012 earnings. The effective tax rate on the remaining pre-tax earnings from continuing operations was approximately 24 percent resulting in tax expense of $330 million.
The effective tax rate on pretax earnings from continuing operations for the nine months ended September 30, 2012 includes tax benefits of $60 million or 37.7 percent for estimated environmental remediation costs primarily at a former chromium manufacturing plant and associated sites in New Jersey, $45 million or 21.4 percent for business restructuring charges and $2 million or 28.6 percent for acquisition-related expenses. The effective tax rate on the remaining pretax earnings from continuing operations was approximately 23 percent resulting in tax expense of $266 million.
Diluted earnings-per-share for the first nine months of 2013 were $20.39 per-share, comprised of net income from continuing operations of $5.34 per-share and discontinued operations, net of tax of $15.05 per-share. Excluding the charges related to legacy pension, restructuring and environmental costs, as well as acquisition-related costs and the non-recurring retroactive tax benefit, adjusted diluted earnings-per-share from continuing operations for the nine months ended September 30, 2013 were $6.46. This compares to adjusted diluted earnings-per-share from continuing operations of $5.19 for the nine months ended September 30, 2012, excluding the charges in the nine month period related to business restructuring and environmental remediation and acquisition-related costs. The increase in diluted earnings-per-share resulted from higher earnings and a reduction in the number of shares outstanding as a result of the 10.8 million PPG shares tendered to the Company in the exchange offer in connection with the separation and merger of the Company's former commodity chemicals business as well as the approximately 2 million shares repurchased during the nine months ended September 30, 2013. For more information about the separation and merger of the Company's former commodity chemicals business, see Note 5, “Separation and Merger Transaction,” under Item 1 of this Form 10-Q.
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
Net income (attributable to PPG) and earnings-per-share – assuming dilution (attributable to PPG) are reconciled to adjusted net income (attributable to PPG) and adjusted earnings-per-share – assuming dilution below:

(Millions, except per share amounts)
Nine Months ended September 30, 2013	Continuing Operations		Discontinued Operations		Net Income
	Net Income	EPS	Net Income	EPS	Net Income	EPS
Net income (attributable to PPG)	$780	$5.34	$2,197	$15.05	$2,977	$20.39
Net income (attributable to PPG) includes:
Acquisition-related costs	24	0.16	—	—	24	0.16
Charges related to legacy pension settlements	13	0.09	—	—	13	0.09
Charges related to legacy environmental remediation	64	0.44	—	—	64	0.44
Charges related to business restructuring	73	0.50	—	—	73	0.50
Impact of one time retroactive U.S. tax law change	(10)	(0.07)	—	—	(10)	(0.07)
Adjusted net income	$944	$6.46	$2,197	$15.05	$3,141	$21.51

(Millions, except per share amounts)
Nine Months ended September 30, 2012	Continuing Operations		Discontinued Operations		Net Income
	Net Income	EPS	Net Income	EPS	Net Income	EPS
Net income (attributable to PPG)	$535	$3.46	$179	$1.15	$714	$4.61
Net income (attributable to PPG) includes:
Charges related to business restructuring	163	1.06	—	—	163	1.06
Charges related to environmental remediation	99	0.64	—	—	99	0.64
Charges related to business acquisitions	4	0.03	—	—	4	0.03
Costs related to the separation and merger transaction			3	0.02	3	0.02
Adjusted net income	$801	$5.19	$182	$1.17	$983	$6.36
Performance of Reportable Business Segments
Performance Coatings net sales increased $830 million, or 23 percent, to $4,431 million for the first nine months of 2013 compared to $3,601 million for the first nine months of 2012. Net sales increased 25 percent year over year due to net sales from businesses acquired and modestly from higher pricing. These increases were partially offset by lower sales volumes which were down 4 percent year over year. Sales volumes remained varied by region and business. Volume growth continued in the aerospace coatings business where industry demand remains strong. Offsetting the segment sales gains was a decline in volume in the protective and marine coatings business due to further, notable weakness in the Asian marine new-build market as global demand remains very subdued. U.S. architectural coatings sales volume declined by low-single-digit percentages with mid-to-high single digit percentage same store growth in company-owned stores, lower sales in national retail accounts and lower sales in the independent dealer channel. The lower sales volume in the national account channel was due to the previously disclosed change in products sold at a national retail customer. Segment income was $679 million for the nine months ended September 30, 2013, an increase of $112 million compared to the nine months ended September 30, 2012 primarily due to additional sales stemming from acquired businesses, lower overhead and manufacturing costs stemming from prior restructuring actions and ongoing cost management.
Industrial Coatings net sales increased 11 percent, or $358 million, to $3,623 million for the first nine months of 2013 compared to $3,265 million for the first nine months of 2012. The net sales increase was driven by 6 percent volume growth, 4 percent from acquisitions and 1 percent from price and foreign currency translation. For the first nine months 2013, PPG's global automotive OEM coatings sales volumes grew 10 percent while global auto production grew by 2 percent year-over-year. The industrial coatings business experienced inconsistent sales volume results by region with weakness in Europe and strong improvements across emerging regions, while North America was modestly higher compared with prior year. Packaging coatings sales volumes grew modestly across emerging regions and was down low-single-digits year-over-year in Europe and North America. Segment income was $550 million for the first nine months of 2013 compared to $446 million for the same period in 2012 primarily due to higher sales coupled with ongoing cost management initiatives and the benefits from the 2012 restructuring program.
Architectural Coatings – EMEA net sales decreased 5 percent, or $86 million, to $1,596 million for the first nine months of 2013 compared to $1,682 million for the first nine months of 2012. Sales volumes were down 8 percent year-over-year as demand worsened in most European countries. Poor weather conditions in the first half of 2013 also contributed to the volume decline versus the prior year. The impact of pricing was slightly positive. Despite the year-over-year volume decline, segment income was $162 million for the first nine months of 2013, an increase of $26 million in comparison to the prior year's first nine months primarily due to lower costs, including discretionary cost management coupled with the structural cost improvements stemming from the 2012 restructuring program, partially offset by lower sales.
Optical and Specialty Materials net sales increased 2 percent, or $23 million, to $953 million for the first nine months of 2013 compared to $930 million for the first nine months of 2012 due to a 1 percent increase in sales volumes and a 1 percent increase from higher pricing. The modest increase in sales was driven by a strong third quarter as volumes were aided by solid market trends and initial customer inventory stocking ahead of the TRANSITIONS(R) Generation VII product introduction in North America scheduled for early January 2014. This brought year-to-date sales above prior year levels as sales in this segment had been lower versus a strong first half of 2012 that was aided by the optical industry recovery from fourth quarter 2011 Thailand flooding and related inventory restocking. Optical net sales in Europe were down 5 percent year-over-year due to volume declines driven by a weak regional economy. Silica sales demand improved in the U.S. and Europe. Segment income was $283 million for the first nine months of 2013 compared to $280 million for last year's comparable period primarily due to an increase in sales and lower selling and marketing costs.
First nine months of 2013 Glass net sales increased $12 million, or 1 percent, from the prior year period to $803 million primarily due to higher sales volumes. Sales volumes in both glass businesses increased reflecting modest demand in various end-use markets. Segment income was $34 million for the first nine months of 2013 compared to segment income of $55 million for the first nine months of 2012 as the segment experienced input cost inflation, including higher natural gas costs, lower licensing royalties and lower fiber glass equity earnings from weaker personal computer production activity in Asia. These negative factors more than offset reductions in manufacturing costs.

Liquidity and Capital Resources
PPG ended the quarter with cash and short-term investments totaling approximately $2.2 billion, down from $2.4 billion at December 31, 2012. In January 2013, PPG received $940 million in cash proceeds, including a preliminary working capital adjustment, net of cash transferred, in connection with the closing of the separation of its commodity chemicals business and subsequent merger of the subsidiary holding the PPG commodity chemicals business with a subsidiary of Georgia Gulf. For more information about the separation and merger of the Company's former commodity chemicals business, see Note 5, “Separation and Merger Transaction,” under Item 1 of this Form 10-Q.
On April 1, 2013, PPG finalized the acquisition of the North American architectural coatings business of Akzo Nobel N.V., Amsterdam, for $957 million, net of cash acquired.
Cash from operating activities - continuing operations for the nine months ended September 30, 2013 was $1,278 million and was $866 million for the comparable period of 2012. Cash from operating activities - continuing operations, the Company’s debt capacity and cash and short term investments on hand are expected to continue to be sufficient to fund operating activities, capital spending, including acquisitions, dividend payments, debt service, amounts due under the proposed asbestos settlement, share repurchases and contributions to pension plans.
Other sources and uses of cash during the nine months ended September 30, 2013 included:

•	Capital expenditures, excluding acquisitions, were $259 million, or about 2.3 percent of sales. Anticipated 2013 capital spending is expected to be in the range of 2 percent to 3 percent of sales.

•	Proceeds from the sale of short-term investments, net of the cost of short-term investment purchases was $469 million.

•	$600 million of debt was repaid upon maturity in March 2013.

•
PPG expects to make mandatory contributions to its non-U.S. plans in 2013 of approximately $77 million, of which $47 million was made as of September 30, 2013. PPG does not have a mandatory contribution to make to its U.S. defined benefit pension plans in 2013 and does not expect to make a voluntary contribution in 2013.

•	Cash dividends paid totaled $259 million.

•
Cash spent on share repurchases totaled $320 million. The Company expects total cash spent on share repurchases in 2013 to be at the high end of the previously communicated range of $500 million to $750 million.

The ratio of total debt, including capital leases, to total debt and PPG shareholders’ equity was 39 percent at September 30, 2013 and 50 percent at December 31, 2012, respectively.
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

(Millions, except percentages)	September 30, 2013	Dec. 31 2012		September 30, 2012
Trade Receivables, Net	$2,864	$2,568		$2,920
Inventories, FIFO	2,074	1,930		2,025
Trade Creditors’ Liabilities	1,926	1,620		1,698
Operating Working Capital	$3,012	$2,878	(a)	$3,247	(a)
Operating Working Capital as a % of Sales	18.9%	19.7%		21.1%
(a) Inclusive of amounts related to PPG's Commodity Chemicals business that was separated in January 2013. Excluding the Commodity Chemicals business, operating working capital was $2,992 or 22 percent at September 30, 2012 and $2,634 or 20.3 percent at December 31, 2012.

The change in operating working capital elements, excluding the impact of currency, acquisitions and the operating working capital of the commodity chemicals business at December 31, 2012, was an increase of $56 million during the nine months ended September 30, 2013. Days sales outstanding at September 30, 2013 were 62 days, which was consistent with December 31, 2012 (excluding sales and receivables of the commodity chemicals business) and a five day decrease over September 30, 2012 (excluding sales and receivables of the commodity chemicals business).
Currency
From December 31, 2012 to September 30, 2013, the U.S. dollar strengthened against certain currencies in the countries in which PPG operates, while weakening against others, the most notable being the Euro. As a result, consolidated net assets at September 30, 2013 decreased by $10 million, compared to December 31, 2012. Comparing exchange rates during the first nine months of 2013 to those of the first nine months of 2012, the U.S. dollar was slightly weaker in certain countries in which PPG operates, which had a favorable impact on September 30, 2013 pretax earnings of $5 million from the translation of these foreign earnings into U.S. dollars.
New Accounting Standards
See Note 2, “New Accounting Standards,” under Item 1 of this Form 10-Q for further details on recently issued accounting guidance.
Commitments and Contingent Liabilities, including Environmental Matters

PPG is involved in a number of lawsuits and claims, both actual and potential, including some that it has asserted against others, in which substantial monetary damages are sought. See Part II, Item 1, “Legal Proceedings” of this Form 10-Q and Note 19, “Commitments and Contingent Liabilities,” under Item 1 of this Form 10-Q for a description of certain of these lawsuits, including a description of the proposed asbestos settlement.

As discussed in Part II, Item 1 and Note 19, although the result of any future litigation of such lawsuits and claims is inherently unpredictable, management believes that, in the aggregate, the outcome of all lawsuits and claims involving PPG, including asbestos-related claims in the event the proposed asbestos settlement described in Note 19 does not become effective, will not have a material effect on PPG's consolidated financial position or liquidity; however, any such outcome may be material to the results of operations of any particular period in which costs, if any, are recognized.

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
As of September 30, 2013 and December 31, 2012, PPG had reserves for environmental contingencies totaling $344 million and $332 million, respectively, of which $103 million and $101 million, respectively, were classified as current liabilities. Pretax charges against income from continuing operations for environmental remediation costs totaled $92 million and $107 million, respectively, for the three and nine months ended September 30, 2013 and $1 million and $164 million, respectively, for the three and nine months ended September 30, 2012, and are included in "Other charges" in the accompanying condensed consolidated statement of income. Included in the 2013 environmental remediation expense is a charge of $12 million for remediation costs at a legacy chemical manufacturing site in Barberton, Ohio based on an updated estimate of costs for remediation activities at this site. Income from discontinued operations includes $1 million of environmental remediation expense in the nine months ended September 30, 2012. Cash outlays related to all environmental remediation aggregated $30 million and $85 million, respectively, for the three and nine months ended September 30, 2013 and $20 million and $45 million, respectively, for the three and nine months ended September 30, 2012. The spending for the nine months ended September 30, 2012 included $4 million associated with environmental remediation liabilities of the former commodity chemicals business.
We continue to analyze, assess and remediate the environmental issues associated with a former chromium manufacturing plant and related sites located in Jersey City, NJ. During the third quarter of 2013, PPG has completed an assessment of costs incurred to date versus current progress, and the potential cost impacts of recently acquired information, including but not limited to the extent of impacted soils, percentage of hazardous vs. non-hazardous soils, daily soil excavation production rates, and engineering and administrative costs. Based on this assessment a pre-tax charge of $89 million was accrued in the third quarter of 2013. Principal factors impacting costs included a refinement in the estimate of the mix of hazardous to non-hazardous soils to be excavated, an overall increase in soil volumes to be excavated, enhanced water management requirements, decreased daily soil excavation rates due to site conditions and increased oversight and management costs. In the nine months ended September 30, 2012, PPG recorded a pre-tax charge of $145 million in connection with the preparation of a draft soil remedial action work plan and cost estimate that will be submitted to the NJDEP.
In addition to the amounts currently reserved for environmental remediation, the Company may be subject to loss contingencies related to environmental matters now estimated to be approximately $100 million to $200 million which is lower than the estimate of $100 million to $275 million as of December 31, 2012. Such unreserved losses are reasonably possible but are not currently considered to be probable of occurrence. These reasonably possible unreserved losses relate to environmental matters at a number of sites including; i) additional costs at New Jersey Chrome, which represents about a third of this potential range and ii) a number of other sites, including legacy glass and chemical manufacturing sites. The loss contingencies related to these sites include significant unresolved issues such as the nature and extent of contamination at these sites and the methods that may have to be employed to remediate them.

Management expects pretax charges for environmental remediation costs during the remainder of 2013 to approximate $5 million.

Management expects cash outlays for environmental remediation costs to be approximately $25 million during the remainder of 2013, approximately $100 million annually in 2014 and 2015 and to range from $10 million to $30 million annually from 2016 through 2018. It is possible that technological, regulatory and enforcement developments, the results of environmental studies and other factors could alter our expectations with respect to charges against income and future cash outlays. Specifically, the level of expected cash outlays and charges for environmental remediation costs are highly dependent upon activity related to the former chromium manufacturing plant and associated sites in New Jersey, as PPG awaits approval of the final draft soil remedial work plan that will be submitted to the NJDEP in 2014.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in the Company’s exposure to market risk from December 31, 2012 to September 30, 2013. See Note 17, “Derivative Instruments and Hedge Activities," under Item 1 of this Form 10-Q for a description of our instruments subject to market risk.
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
For over 30 years, PPG has been a defendant in lawsuits involving claims alleging personal injury from exposure to asbestos. For a description of asbestos litigation affecting the Company and the terms and status of the proposed asbestos settlement arrangement, see Note 19, “Commitments and Contingent Liabilities” to the accompanying condensed consolidated financial statements under Part I, Item 1 of this Form 10-Q.
In the past, the Company and others have been named as defendants in several cases in various jurisdictions claiming damages related to exposure to lead and remediation of lead-based coatings applications. PPG has been dismissed as a defendant from most of these lawsuits and has never been found liable in any of these cases.
In September 2012, U.S. EPA issued a Finding of Violation to PPG for alleged violations of operating requirements for the Delaware, Ohio facility's thermal oxidizer air emission control unit and the alleged failure to report the alleged deviations.  U.S. EPA offered to resolve this matter with a consent order that would have included a fine of $203,908.  PPG responded in writing to U.S. EPA's initial penalty demand.  After a series of discussions, in September 2013 the U.S. EPA accepted PPG's settlement offer of $50,000.

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
Under the PPG Deferred Compensation Plan for Directors, each director may elect to defer the receipt of all or any portion of the compensation paid to such director for serving as a PPG director. All deferred payments are held in the form of common stock equivalents. Payments out of the deferred accounts are made in the form of common stock of the Company (and cash as to any fractional common stock equivalent). In the third quarter of 2013, the directors, as a group, were credited with 878 common stock equivalents under this plan. The value of each common stock equivalent, when credited, was $162.87.

Issuer Purchases of Equity Securities

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Programs
July 2013
Repurchase program	29,315	$161.00	29,315	6,939,110
August 2013
Repurchase program	564,716	$159.79	564,716	6,374,394
September 2013
Repurchase program	518,552	$163.64	518,552	5,855,842
Total quarter ended September 30, 2013
Repurchase program	1,112,583	$161.62	1,112,583	5,855,842
______________________

(1)	These shares were repurchased under a 10 million share repurchase program approved in October 2011. This repurchase program has no expiration date.

Item 6. Exhibits
See the Index to Exhibits on Page 50.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PPG INDUSTRIES, INC.
(Registrant)

Date:	October 28, 2013	By	/s/ Frank S. Sklarsky
Frank S. Sklarsky Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

PPG Industries, Inc. and Consolidated Subsidiaries
Index to Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q.

2.1
Transaction Agreement by and among PPG Industries, Inc., PPG Industries Securities, LLC, PPG Luxembourg Finance S.àR.L., Group 26 Diversified Holdings Ireland, and Essilor International (Compagnie Generale D'Optique) S.A. (Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a supplemental copy of any omitted schedule to the SEC upon request).

†12	Computation of Ratio of Earnings to Fixed Charges for the Nine Months Ended September 30, 2013 and for the Five Years Ended December 31, 2012.
†31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

† Filed herewith.
* Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2013 and 2012, (ii) the Condensed Consolidated Balance Sheet at September 30, 2013 and December 31, 2012, (iii) the Condensed Consolidated Statement of Cash Flows for the three and nine months ended September 30, 2013 and 2012, and (iv) Notes to Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2013.