Form 10-Q
period 2014-03-31
PPG INDUSTRIES INC
filed 2014-04-24
CIK 79879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________________
FORM 10-Q
 ––––––––––––––––––––––––––––––––––––––––
QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended March 31, 2014
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 31, 2014, 138,260,149 shares of the Registrant’s common stock, par value $1.66-2/3 per share, were outstanding.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Income (Unaudited)
($ in millions, except per share amounts)

	Three Months Ended March 31
	2014	2013
Net sales	$3,636	$3,108
Cost of sales, exclusive of depreciation and amortization	2,091	1,862
Selling, general and administrative	900	746
Depreciation	89	75
Amortization	30	26
Research and development, net	120	109
Interest expense	47	53
Interest income	(12)	(10)
Asbestos settlement – net	3	3
Other charges	21	25
Other income	(25)	(22)
Income before income taxes	372	241
Income tax expense	89	44
Income from continuing operations	283	197
Income from discontinued operations, net of tax	1,018	2,248
Net income attributable to the controlling and noncontrolling interests	1,301	2,445
Less: Net income attributable to noncontrolling interests	(39)	(35)
Net income (attributable to PPG)	$1,262	$2,410

Amounts attributable to PPG:
Income from continuing operations, net of tax	$277	$191
Income from discontinued operations, net of tax	985	2,219
Net income (attributable to PPG)	$1,262	$2,410

Earnings per common share:
Income from continuing operations, net of tax	$1.99	$1.31
Income from discontinued operations, net of tax	7.08	15.18
Net income (attributable to PPG)	$9.07	$16.49
Earnings per common share – assuming dilution:
Income from continuing operations, net of tax	$1.97	$1.29
Income from discontinued operations, net of tax	7.00	15.02
Net income (attributable to PPG)	$8.97	$16.31

Dividends per common share	$0.61	$0.59
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Comprehensive Income (Unaudited)
($ in millions)

	Three Months Ended March 31
	2014	2013
Net income attributable to the controlling and noncontrolling interests	$1,301	$2,445
Other comprehensive income, net of tax:
Defined benefit pension and other postretirement benefits	11	181
Unrealized foreign currency translation adjustment	17	(131)
Net change – derivative financial instruments	3	5
Other comprehensive income, net of tax	$31	$55
Total comprehensive income	1,332	2,500
Less: amounts attributable to noncontrolling interests:
Net income	(39)	(35)
Unrealized foreign currency translation adjustment	(1)	3
Comprehensive income attributable to PPG	$1,292	$2,468
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheet (Unaudited)
($ in millions)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$2,559	$1,116
Short-term investments	480	629
Receivables (less allowance for doubtful accounts of $73 and $74)	3,016	2,736
Inventories	1,929	1,824
Deferred income taxes	433	425
Other	471	484
Total current assets	8,888	7,214
Property, plant and equipment (net of accumulated depreciation of $4,696 and $4,805)	2,724	2,876
Goodwill	2,969	3,008
Identifiable intangible assets, net	1,326	1,339
Deferred income taxes	270	491
Investments	380	393
Other assets	560	542
Total	$17,117	$15,863
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$3,712	$3,265
Asbestos settlement	769	763
Restructuring reserves	66	73
Short-term debt and current portion of long-term debt	19	34
Total current liabilities	4,566	4,135
Long-term debt	3,373	3,372
Accrued pensions	718	728
Other postretirement benefits	1,006	1,007
Asbestos settlement	249	245
Deferred income taxes	281	249
Other liabilities	835	929
Total liabilities	11,028	10,665
Commitments and contingent liabilities (Note 16)
Shareholders’ equity:
Common stock	484	484
Additional paid-in capital	989	953
Retained earnings	13,934	12,757
Treasury stock, at cost	(8,185)	(8,002)
Accumulated other comprehensive loss	(1,230)	(1,260)
Total PPG shareholders’ equity	5,992	4,932
Noncontrolling interests	97	266
Total shareholders’ equity	6,089	5,198
Total	$17,117	$15,863
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows (Unaudited)
($ in millions)

	Three Months Ended March 31
	2014	2013
Operating activities:
Net income attributable to controlling and noncontrolling interests	$1,301	$2,445
Less: Income from discontinued operations	(1,018)	(2,248)
Income from continuing operations	283	197
Adjustments to reconcile to cash from operations:
Depreciation and amortization	119	101
Pension expense	18	31
Environmental remediation charge	—	12
Canadian pension settlement charge	—	18
Stock-based compensation expense	18	15
Equity affiliate losses, net of dividends	7	6
Deferred income taxes	(1)	(66)
Cash contributions to pension plans	(5)	(15)
Restructuring cash spending	(20)	(22)
Change in certain asset and liability accounts (net of acquisitions):
Receivables	(363)	(273)
Inventories	(178)	(109)
Other current assets	(33)	(33)
Accounts payable and accrued liabilities	235	(39)
Noncurrent assets	(24)	(45)
Noncurrent liabilities	(29)	14
Taxes and interest payable	91	74
Other	12	2
Cash from (used for) operating activities - continuing operations	130	(132)
Cash from operating activities - discontinued operations	33	43
Cash from (used for) operating activities	163	(89)
Investing activities:
Capital expenditures	(103)	(63)
Business acquisitions, net of cash balances acquired	(22)	—
Proceeds from separation and merger of commodity chemicals business, net	—	940
Proceeds from the disposition of PPG's interest in the Transitions Optical joint venture and sunlens businesses (proceeds of $1,735, net of $110 cash divested)	1,625	—
Proceeds from maturity of short-term investments	250	987
Purchase of short-term investments	(132)	(225)
Payments on cross currency swap contracts	(45)	(42)
Proceeds from cross currency swap contracts	19	19
Other	4	—
Cash from investing activities - continuing operations	1,596	1,616
Cash used for investing activities - discontinued operations	(1)	(2)
Cash from investing activities	1,595	1,614
Financing activities:
Net change in borrowing with maturities of three months or less	(10)	6
Proceeds from the issuance of debt	2	—
Repayment of debt	(2)	(600)
Settlement of forward starting swaps	—	(1)
Purchase of treasury stock	(200)	(140)
Issuance of treasury stock	35	32
Dividends paid on PPG common stock	(85)	(84)
Other	(3)	4
Cash used for financing activities - continuing operations	(263)	(783)
Cash used for financing activities - discontinued operations	(40)	(17)
Cash used for financing activities	(303)	(800)
Effect of currency exchange rate changes on cash and cash equivalents	(12)	(10)
Net increase in cash and cash equivalents	1,443	715
Cash and cash equivalents, beginning of period	1,116	1,306
Cash and cash equivalents, end of period	$2,559	$2,021

Supplemental disclosures of cash flow information:
Interest paid, net of amount capitalized	$53	$66
Taxes paid, net of refunds	$59	$57
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation
The condensed consolidated financial statements included herein are unaudited and have been prepared following the requirements of the Securities and Exchange Commission and accounting principles generally accepted in the United States of America for interim reporting. Under these rules, certain footnotes and other financial information that are normally required for annual financial statements can be condensed or omitted. These statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position of PPG Industries, Inc. and its subsidiaries (the “Company” or “PPG”) as of March 31, 2014, and the results of their operations for the three months ended March 31, 2014 and 2013 and their cash flows for the three months then ended. All intercompany balances and transactions have been eliminated. Material subsequent events are evaluated through the report issuance date and disclosed where applicable. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in PPG’s Annual Report on Form 10-K for the year ended December 31, 2013.
Revenues, expenses, assets and liabilities can vary during each quarter of the year. Accordingly, the results of operations for the three months ended March 31, 2014 and the trends in these unaudited condensed consolidated financial statements may not necessarily be indicative of the results to be expected for the full year.
On March 31, 2014, PPG completed the sale to Essilor International (Compagnie Generale D'Optique) SA ("Essilor") of its 51% ownership interest in its Transitions Optical joint venture and 100% of its wholly-owned sunlens business. Essilor held a 49% interest in the venture. The Company concluded that the accounting requirements for reporting the results of operations and cash flows of these divested businesses as discontinued operations were met when all regulatory approvals were completed in March 2014. The accompanying condensed consolidated statements of income and cash flows for the three months ended March 31, 2013 and the amounts in these notes to the condensed consolidated financial statements related to 2013 have been recast to reflect the presentation of the results of operations and cash flows of the former Transitions Optical and sunlens businesses as discontinued operations. Refer to Note 4, "Discontinued Operations", for additional information regarding this transaction.
Certain prior period amounts have been reclassified to conform to the current period presentation, including the information presented for our reportable segments (See Note 17). These reclassifications had no impact on our previously reported net income, total assets, cash flows or shareholders’ equity.

2.	New Accounting Standards
On April 10, 2014, the Financial Accounting Standards Board (the "FASB") issued an Accounting Standards Update ("ASU") that changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has or will have a major effect on an entity's operations and financial results. The new standard is effective in annual periods beginning on or after December 15, 2014 with early adoption permitted. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. Upon adoption of the ASU, PPG will assess discontinued operations using the new criteria and may have to provide expanded disclosure for disposals; however, this ASU will not affect PPG's consolidated financial position, results of operations or cash flows.
On July 18, 2013, the FASB issued an ASU that changes how certain unrecognized tax benefits are to be presented on the consolidated balance sheet. This ASU clarified existing guidance to require that an unrecognized tax benefit or a portion thereof be presented in the consolidated balance sheet as a reduction to a deferred tax asset for a net operating loss ("NOL") carryforward, similar tax loss, or a tax credit carryforward except when an NOL carryforward, similar tax loss, or tax credit carryforward is not available under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position. In such a case, the unrecognized tax benefit would be presented in the consolidated balance sheet as a liability. PPG adopted this standard in the first quarter of 2014 and it did not have a significant effect on PPG's consolidated financial position, results of operations or cash flows.

3.	Acquisitions

On March 3, 2014, PPG completed the acquisition of substantially all of the assets of Hi-Temp Coatings Technology Co., Inc., a privately-owned supplier of high-temperature-resistant and insulative coatings, based in Boxborough, Massachusetts. The acquisition enhances the product portfolio of PPG’s protective and marine coatings business, adding coatings that withstand extreme temperatures to protect both carbon steel and stainless steel substrates. The coatings are used widely in refineries, petrochemical plants, pulp and paper mills, and power plants. The purchase price of this acquisition, and the fair value of the assets and liabilities acquired, were not significant.

On April 1, 2013, PPG finalized the acquisition of the North American architectural coatings business of Akzo Nobel N.V., Amsterdam, the Netherlands ("North American architectural coatings acquisition") for $954 million, net of cash acquired of $14 million, and including a working capital adjustment. The acquisition further extends PPG’s architectural coatings business in the United States, Canada and the Caribbean. With this acquisition, PPG has expanded its reach in all three major North American architectural coatings distribution channels, including home centers, independent paint dealers and company-owned paint stores. Since April 1, 2013, the results of this acquired business have been included in the results of the architectural coatings - Americas and Asia Pacific operating segment, within the Performance Coatings reportable segment. Net sales reported by PPG from the date of acquisition from this acquired business were approximately $1.2 billion for the year ended December 31, 2013 and approximately $350 million for the three month period ended March 31, 2014. Income from this acquisition was in the mid single digit percentage return on sales for the first quarter 2014.
The following table summarizes the fair value of assets acquired and liabilities assumed as reflected in the purchase price allocation for the North American architectural coatings acquisition.

($ in millions)
Current assets	$558
Property, plant, and equipment	184
Trademarks with indefinite lives	174
Identifiable intangible assets with finite lives	196
Goodwill	228
Other non-current assets	49
Total assets	$1,389
Current liabilities	(322)
Accrued pensions	(29)
Other post-retirement benefits	(40)
Other long-term liabilities	(44)
Total liabilities	$(435)
Total purchase price, net of cash acquired	$954

The following information reflects the net sales of PPG for the three months ended March 31, 2013 on a pro forma basis as if the North American architectural coatings acquisition had been completed on January 1, 2013.

Condensed Consolidated Pro Forma information (unaudited)
Three months ended
($ in millions)	March 31, 2013

Net sales	$3,480
The pro forma impact on PPG's results of operations, including the pro forma effect of events that are directly attributable to the acquisition, was not significant. While calculating this impact, no cost savings or operating synergies that may result from the acquisition were included.

4.	Discontinued Operations
On March 31, 2014, the Company completed the sale of its 51% ownership interest in its Transitions Optical joint venture and 100% of its optical sunlens business to Essilor. PPG received cash at closing of $1.735 billion pre-tax or approximately $1.5 billion after-tax. The cash consideration is subject to certain post-closing adjustments and transaction costs. The sale of these businesses, which were previously reported in the former Optical and Specialty Materials segment, resulted in a $1,468 million pre-tax gain ($946 million after-tax) reported in discontinued operations for the quarter ended March 31, 2014. The Company recognized $522 million of tax expense on the sale, of which $262 million is deferred U.S. income tax on the foreign earnings of the sale, as PPG does not consider these earnings to be reinvested for an indefinite period of time. The pre-tax gain on this sale reflects the excess of the sum of the cash proceeds received over the net book value of the net assets of PPG's former Transitions Optical and sunlens businesses. The Company also incurred $55 million of pre-tax expense, primarily for professional services related to the sale, post-closing adjustments, costs and other contingencies under the terms of the agreements. The net gain on the sale includes these related losses and expenses.
The results of operations and cash flows of these businesses for the quarter ended March 31, 2014, and the net gain on the sale, are reported as results from discontinued operations for the quarter ending March 31, 2014. In prior periods presented, the results of operations and cash flows of these businesses were reclassified from continuing operations and presented as results from discontinued operations.
Essilor has also entered into multi-year agreements with PPG for the continued supply of photochromic materials and for research and development services for a period of 5 years, subject to renewal. PPG considered the significance of the revenues associated with the agreements compared to total operating revenues of the disposed businesses and determined that they were not significant.
Net sales and earnings from discontinued operations related to the Transitions Optical and sunlens transaction are presented in the table below for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31
($ in millions)	2014	2013
Net sales	$247	$231

Income from operations	$104	$77
Net gain from divestiture of the Transitions Optical and sunlens businesses	1,468	—
Income tax expense	(554)	(20)
Income from discontinued operations, net of tax	$1,018	$57
Less: Net income attributable to non-controlling interests, discontinued operations	(33)	(29)
Net income from discontinued operations (attributable to PPG)	$985	$28

The major classes of assets and liabilities of the Transitions Optical and sunlens businesses included in the PPG balance sheet at December 31, 2013 were as follows:

December 31,
($ in millions)	2013
Cash	$154
Receivables	225
Inventory	68
Other current assets	13
Property, plant, and equipment	158
Goodwill	47
Other non-current assets	3
Total assets	$668
Accounts payable and accrued liabilities	(199)
Short-term debt and current portion of long-term debt	(24)
Accrued pensions	(1)
Other long-term liabilities	(10)
Noncontrolling interests	$(167)
Net assets	$267

On January 28, 2013, the Company completed the previously announced separation of its commodity chemicals business and merger of its wholly-owned subsidiary, Eagle Spinco Inc., with a subsidiary of Georgia Gulf Corporation in a tax efficient Reverse Morris Trust transaction (the “Transaction”). Pursuant to the merger, Eagle Spinco, the entity holding PPG's former commodity chemicals business, became a wholly-owned subsidiary of Georgia Gulf. The closing of the merger followed the expiration of the related exchange offer and the satisfaction of certain other conditions. The combined company formed by uniting Georgia Gulf with PPG's former commodity chemicals business is now named Axiall Corporation (“Axiall”). PPG holds no ownership interest in Axiall. PPG received the necessary ruling from the Internal Revenue Service and as a result this Transaction was generally tax free to PPG and its shareholders.
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
During the first quarter of 2013, PPG recorded a gain of $2.2 billion on the Transaction reflecting the excess of the sum of the cash proceeds received and the cost (closing stock price on January 25, 2013) of the PPG shares tendered and accepted in the exchange for the 35.2 million shares of Axiall common stock over the net book value of the net assets of PPG's former commodity chemicals business. The Transaction resulted in a net partial settlement loss of $33 million associated with the spin out and termination of defined benefit pension liabilities and the transfer of other post-retirement benefit liabilities under the terms of the Transaction. The Company also incurred $14 million of pre-tax expense, primarily for professional services related to the Transaction during the first quarter 2013 as well as approximately $2 million of net expense related to certain retained obligations and post closing adjustments under the terms of the Transaction agreements. The net gain on the Transaction includes these related losses and expenses.
The results of operations and cash flows of PPG's former commodity chemicals business for January 2013 and the net gain on the Transaction are reported as results from discontinued operations for the quarter ended March 31, 2013.
PPG will continue to provide Axiall with certain transition services for up to 24 months following the closing date of the Transaction. These services include logistics, purchasing, finance, information technology, human resources, tax and payroll processing.
Net sales and earnings from discontinued operations are presented in the table below for the three months ended March 31, 2013:

Three Months Ended March 31
($ in millions)	2013
Net sales	$108

Income from operations	$—
Net gain from separation and merger of commodity chemicals business	2,192
Income tax expense	(1)
Income from discontinued operations, net of tax	$2,191
Less: Net income attributable to non-controlling interests, discontinued operations	—
Net income from discontinued operations (attributable to PPG)	$2,191

5.	Inventories
Inventories include:

	March 31, 2014	December 31, 2013
($ in millions)
Finished products	$1,245	$1,156
Work in process	168	160
Raw materials	454	440
Supplies	62	68
Total	$1,929	$1,824
Most U.S. inventories are valued using the last-in, first-out method. These inventories represented approximately 38% of total inventories at March 31, 2014 and December 31, 2013. If the first-in, first-out method of inventory valuation had been used, inventories would have been $186 million and $195 million higher as of March 31, 2014 and December 31, 2013, respectively.

6.	Goodwill and Other Identifiable Intangible Assets
The change in the carrying amount of goodwill attributable to each reportable segment for the three months ended March 31, 2014 was as follows:

	Performance Coatings	Industrial Coatings	Glass	Total
($ in millions)
Balance, December 31, 2013	$2,381	$575	$52	$3,008
Acquisitions	3	—	—	3
Divestitures	—	(47)	—	(47)
Currency	4	(2)	3	5
Balance, March 31, 2014	$2,388	$526	$55	$2,969
The carrying amount of acquired trademarks with indefinite lives as of March 31, 2014 and December 31, 2013 totaled $498 million and $499 million, respectively.
The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and are detailed below:

	March 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
($ in millions)
Acquired technology	$527	$(379)	$148	$522	$(372)	$150
Customer-related intangibles	1,172	(565)	607	1,177	(557)	620
Trade names	127	(61)	66	127	(61)	66
Other	31	(24)	7	30	(26)	4
Balance	$1,857	$(1,029)	$828	$1,856	$(1,016)	$840
Aggregate amortization expense related to these identifiable intangible assets for the three months ended March 31, 2014 and 2013 was $30 million and $26 million, respectively. As of March 31, 2014, estimated future amortization expense of identifiable intangible assets is as follows: $90 million for the remaining nine months of 2014 and approximately $120 million in 2015, $100 million in 2016, and $90 million in 2017, 2018 and 2019, respectively.

7.	Business Restructuring
The Company records restructuring liabilities that represent charges incurred in connection with consolidations of certain operations, including operations from acquisitions, as well as headcount reduction programs. These charges consist primarily of severance and asset write-downs. The following table summarizes the 2013 restructuring charge and the reserve activity since inception and through the quarter ended March 31, 2014:

($ in millions, except no. of employees)	Severance and Other Costs	Asset Write-offs	Total Reserve	Employees Impacted
Performance Coatings	$74	$5	$79	1,253
Industrial Coatings	14	—	14	165
Glass	4	—	4	14
Corporate	1	—	1	4
Total third quarter 2013 restructuring charge	$93	$5	$98	1,436
2013 activity	(27)	(5)	(32)	(645)
Foreign currency impact	4	—	4	—
Balance as of December 31, 2013	$70	$—	$70	791
2014 activity to date	(15)	—	(15)	(147)
Foreign currency impact	1	—	1	—
Balance as of March 31, 2014	$56	$—	$56	644
All actions in the 2013 restructuring plan are expected to be completed by the end of 2015. At March 31, 2014 and December 31, 2013 there was a remaining reserve of $10 million and $15 million, respectively, related to the 2012 restructuring plan. All remaining accrued amounts for the 2012 restructuring plan are expected to be paid prior to December 31, 2014.

8.	Earnings Per Common Share
The following table presents the effect of dilutive securities on the weighted average common shares outstanding included in the calculation of earnings per common share for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31
($ in millions, except per share amounts)	2014	2013
Weighted average common shares outstanding	139.1	146.1
Effect of dilutive securities:
Stock options	0.8	0.9
Other stock compensation plans	0.8	0.7
Potentially dilutive common shares	1.6	1.6
Adjusted weighted average common shares outstanding	140.7	147.7
There were no antidilutive outstanding stock options for the three month periods ended March 31, 2014 and 2013.

9.    Income Taxes

	Three Months Ended March 31,
	2014	2013
Effective tax rate	24%	18%
The effective tax rate on pre-tax income from continuing operations for the three months ended March 31, 2014 was approximately 24% compared to an effective tax rate of approximately 18% for the first three months of 2013. The effective tax rate on pre-tax income from continuing operations for the three months ended March 31, 2014 includes tax benefits of $1 million on certain acquisition-related costs.
The effective tax rate on pre-tax earnings from continuing operations for the quarter ended March 31, 2013 included tax benefits of $4 million for estimated environmental remediation costs; $5 million for the settlement loss related to certain legacy pension plans; and $1 million for acquisition-related costs. The quarter also included an after-tax benefit of $10 million for the retroactive impact of U.S. tax law changes that were enacted in early 2013.
The effective tax rate for each period presented is lower than the U.S. federal statutory rate primarily due to earnings in foreign jurisdictions which are taxed at rates lower than the U.S. statutory rate, the U.S. tax benefit on foreign dividends paid and the impact of certain U.S. tax incentives.
The Company files federal, state and local income tax returns in numerous domestic and foreign jurisdictions. In most tax jurisdictions, returns are subject to examination by the relevant tax authorities for a number of years after the returns have been filed. The Company is no longer subject to examinations by tax authorities in any major tax jurisdiction for years before 2006. Additionally, the Internal Revenue Service (“IRS”) has completed its examination of the Company’s U.S. federal income tax returns filed for years through 2011. The IRS is currently conducting its examination of the Company's U.S. federal income tax return for 2012.

10.	Pensions and Other Postretirement Benefits
Net periodic benefit cost is included in "Cost of sales, exclusive of depreciation and amortization", "Selling, general and administrative" and "Research and development" in the accompanying condensed consolidated statement of income. The net periodic benefit costs for the three months ended March 31, 2014 and 2013 were as follows:

	Pensions		Other Postretirement Benefits
	Three Months Ended March 31		Three Months Ended March 31
	2014	2013	2014	2013
($ in millions)
Service cost	$13	$15	$4	$5
Interest cost	59	52	12	12
Expected return on plan assets	(74)	(64)	—	—
Amortization of prior service credit	—	—	(2)	(2)
Amortization of actuarial losses	20	28	4	7
Settlement losses	—	18	—	—
Net periodic pension cost	$18	$49	$18	$22
PPG does not have a mandatory contribution to make to its U.S. defined benefit pension plans in 2014. PPG expects to make mandatory contributions to its non-U.S. plans in the range of $10 million to $25 million in 2014, of which $5 million was made as of March 31, 2014. PPG expects the net periodic benefit cost for the full year 2014 for pension and other postretirement benefits to be approximately $73 million and $72 million, respectively.

Separation and Merger
On January 28, 2013, PPG completed the separation of its commodity chemicals business and the merger of the subsidiary holding the PPG commodity chemicals business with a subsidiary of Georgia Gulf (see Note 4). PPG transferred the defined benefit pension plan and other postretirement benefit liabilities for the affected employees in the U.S., Canada, and Taiwan resulting in a net partial settlement loss of $33 million that was recorded in the first quarter of 2013 in "Income from discontinued operations". This transaction lowered the projected benefit obligation of PPG's defined benefit pension plans by approximately $550 million and the accumulated benefit obligation of the other postretirement benefit plans by approximately $165 million. PPG has transferred to Axiall pension assets of $421 million and expects to transfer an additional $75 million upon the completion of the calculation of the total amount required to be transferred under ERISA.
Legacy Canadian settlement charges
As part of a restructuring plan announced by PPG in September 2008, PPG closed its glass manufacturing facility in Owen Sound, Ont., Canada. Under Canadian pension regulations, this plant closure resulted in a full windup of the pension plan for the former hourly employees of this plant. The settlement charge is recorded following the approval of the windup by the Canadian pension authorities and when all of the related cash contributions are completed. Cash contributions are made to plans based on estimated cash requirements and must be completed by the end of the five year period from the effective date of the windup. The full windup of the Owen Sound plan was previously approved by the Canadian pension authorities and the Company made the final contributions to this plan in the first quarter of 2013. As a result, the Company recorded a settlement charge in the amount of $16 million related to the net unrecognized actuarial losses associated with the pension plan. There will be additional windup charges of $55-$70 million related to this plant closure, another Canadian location closed by PPG in 2009, and Canadian plant closures for which PPG has retained certain liabilities for pension and post-employment benefits which are expected to be incurred in 2015 and 2016. The cash contributions related to these windups is expected to total $10-$20 million from 2014 to 2016.

11.	Shareholders’ Equity
The following tables present the change in total shareholders’ equity for the three months ended March 31, 2014 and 2013, respectively:

($ in millions)	Total PPG Shareholders’ Equity	Non- controlling Interests	Total
Balance, January 1, 2014	$4,932	$266	$5,198
Net income	1,262	39	1,301
Other comprehensive income, net of tax	30	1	31
Cash dividends	(85)	—	(85)
Issuance of treasury stock	46	—	46
Stock repurchase program	(200)	—	(200)
Stock-based compensation activity	7	—	7
Reduction in non-controlling interests (Note 4)	—	(169)	(169)
Distribution to noncontrolling interests	—	(40)	(40)
Balance, March 31, 2014	$5,992	$97	$6,089

($ in millions)	Total PPG Shareholders’ Equity	Non- controlling Interests	Total
Balance, January 1, 2013	$4,063	$259	$4,322
Net income	2,410	35	2,445
Other comprehensive income, net of tax	58	(3)	55
Cash dividends	(84)	—	(84)
Issuance of treasury stock	44	—	44
Stock repurchase program	(140)	—	(140)
Stock-based compensation activity	(2)	—	(2)
Increase in treasury stock (Note 4)	(1,562)	—	(1,562)
Reduction in noncontrolling interests (Note 4)	—	(19)	(19)
Distribution to noncontrolling interests	—	(18)	(18)
Balance, March 31, 2013	$4,787	$254	$5,041

12.	Accumulated Other Comprehensive Loss

($ in millions)	Unrealized Foreign Currency Translation Adjustments			Pension and Other Postretirement Benefit Adjustments, net of tax			Unrealized Gain (Loss) on Derivatives, net of tax			Accumulated Other Comprehensive (Loss) Income
Balance, January 1, 2013			$6			$(1,597)			$(75)		$(1,666)
Current year deferrals to AOCI	36			—			—			36
Current year deferrals to AOCI, tax effected	(80)			330			19			269
Separation & Merger Transaction	—			33			4			37
Reclassifications from AOCI to net income	—			77			(13)			64
Net change			(44)			440			10		406
Balance, December 31, 2013			$(38)			$(1,157)			$(65)		$(1,260)
Current year deferrals to AOCI	(17)	(a)		—			—			(17)
Current year deferrals to AOCI, tax effected	33	(b)		(4)	(c)		4	(d)		33
Reclassifications from AOCI to net income	—			15	(c)		(1)	(d)		14
Net change			16			11			3		30
Balance, March 31, 2014			$(22)			$(1,146)			$(62)		$(1,230)
(a) - Unrealized foreign currency translation adjustments related to translation of foreign denominated balance sheets are not presented net of tax given that no deferred U.S. income taxes have been provided on the undistributed earnings of non-U.S. subsidiaries because they are deemed to be reinvested for an indefinite period of time.
(b) - The tax benefit related to unrealized foreign currency translation adjustments on tax inter-branch transactions and net investment hedges for the period ended March 31, 2014 was $40 million.
(c) - The tax cost related to the adjustment for pension and other postretirement benefits for the period ended March 31, 2014 was insignificant. Reclassifications from AOCI are included in the computation of net periodic pension cost (See Note 10, "Pension and Other Postretirement Benefits").
(d) - The tax cost related to the change in the unrealized gain on derivatives for the period ended March 31, 2014 was insignificant. Reclassifications from AOCI are included in the gain or loss recognized on cash flow hedges (See Note 14, "Financial Instruments and Hedging Activities").

13.	Fair Value Measurement
The Company follows a fair value measurement hierarchy to measure its assets and liabilities. The Company's financial assets and liabilities are measured using inputs from the following three levels.
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
Level 3 inputs are unobservable inputs employed for measuring the fair value of assets or liabilities. The Company does not have any recurring financial assets or liabilities that are recorded in its consolidated balance sheets as of March 31, 2014 and December 31, 2013 that are classified as Level 3 inputs.
Included in PPG’s financial instrument portfolio are cash and cash equivalents, short-term investments, cash held in escrow, marketable equity securities, company-owned life insurance and short and long-term debt instruments. The fair values of these financial instruments approximated their carrying values at March 31, 2014 and December 31, 2013, in the aggregate, except for long-term debt.
Long-term debt (excluding capital lease obligations) had carrying and fair values totaling $3,344 million and $3,726 million, respectively, as of March 31, 2014. Long-term debt (excluding capital lease obligations) had carrying and fair values totaling $3,346 million and $3,683 million, respectively, as of December 31, 2013. The fair values of the debt instruments were based on discounted cash flows and interest rates then currently available to the Company for instruments of the same remaining maturities and were measured using level 2 inputs.

Assets and liabilities reported at fair value on a recurring basis:

	March 31, 2014
($ in Millions)	Level 1	Level 2	Level 3
Assets:
Short-term investments:
Marketable equity securities	$5	$—	$—
Other current assets:
Foreign currency forward contracts	—	3	—
Equity forward arrangement	—	214	—
Investments:
Marketable equity securities	73	—	—
Liabilities:
Accounts payable and accrued liabilities:
Foreign currency forward contracts	—	9	—
Other liabilities:
Cross currency swaps	—	101	—
Foreign currency forward contracts		10

	December 31, 2013
($ in Millions)	Level 1	Level 2	Level 3
Assets:
Short-term investments:
Commercial paper and certificates of deposit	$—	$50	$—
Other current assets:
Marketable equity securities	5	—	—
Foreign currency forward contracts	—	25	—
Equity forward arrangement	—	207	—
Investments:
Marketable equity securities	70	—	—
Other assets:
Foreign currency forward contracts	—	2	—

Liabilities:
Accounts payable and accrued liabilities:
Foreign currency forward contracts	—	7	—
Other liabilities:
Cross currency swaps	—	120	—
Foreign currency forward contracts	—	11	—

Assets and liabilities reported at fair value on a nonrecurring basis:
There were no significant adjustments to the fair value of nonmonetary assets or liabilities during the three months ended March 31, 2014, or for the year ended December 31, 2013.

14.	Financial Instruments and Hedging Activities

The Company has exposure to market risk from changes in foreign currency rates, PPG's stock price and interest rates. As a result, certain derivative financial instruments may be used when available on a cost effective basis to hedge the underlying economic exposure. Certain of these instruments qualify as cash flow, fair value and net investment hedges upon meeting the requisite criteria, including effectiveness of offsetting hedge exposures. Changes in the fair value of derivatives that do not qualify for hedge accounting are recognized in income from continuing operations in the period incurred.

PPG’s policies do not permit speculative use of derivative financial instruments. PPG enters into derivative financial instruments with high credit quality counterparties and diversifies its positions among such counterparties in order to reduce its exposure to credit losses. The Company did not realize a credit loss on derivatives during the three-month periods ended March 31, 2014 or 2013.

All of PPG's outstanding derivative instruments are subject to accelerated settlement in the event of PPG’s failure to meet its debt or payment obligations under the terms of the instruments’ contractual provisions. In addition, should the Company be acquired and its payment obligations under the derivative instruments’ contractual arrangements not be assumed by the acquirer, or should PPG enter into bankruptcy, receivership or reorganization proceedings, the instruments would also be subject to accelerated settlement.

No derivative instrument initially designated as a hedge instrument was undesignated or discontinued as a hedging instrument during the three-month periods ended March 31, 2014 and March 31, 2013. Additionally, no amounts deferred in AOCI were reclassified to income from continuing operations during the three-month periods ended March 31, 2014 or 2013 related to hedges of anticipated transactions that were no longer expected to occur.

Refer to Note 13, “Fair Value Measurement,” for additional disclosures related to the Company’s derivative instruments outstanding as of March 31, 2014 and December 31, 2013.

Fair Value Hedges:

PPG has entered into renewable equity forward arrangements to hedge the impact to PPG's income from continuing operations for changes in the fair value of 1,388,889 shares of PPG stock that are to be contributed to the asbestos settlement trust as discussed in Note 16, “Commitments and Contingent Liabilities.” This financial instrument is recorded at fair value as an asset or liability and changes in the fair value of this financial instrument are reflected in the “Asbestos settlement – net” caption of the accompanying condensed consolidated statement of income. The total principal amount payable for these shares is $62 million. PPG will pay to the counterparty interest based on the principal amount and the counterparty will pay to PPG an amount equal to the dividends paid on these shares during the period this financial instrument is outstanding. The difference between the principal amount and any amounts related to unpaid interest or dividends and the current market price for these shares, adjusted for credit risk, represents the fair value of the financial instrument as well as the amount that PPG would pay or receive if the counterparty chose to net settle the financial instrument. Alternatively, the bank may, at its option, require PPG to purchase the shares covered by the arrangement at the principal amount adjusted for unpaid interest and dividends as of the date of settlement. As of March 31, 2014 and December 31, 2013, the fair value of this contract was an asset of $214 million and $207 million, respectively.

Cash Flow Hedges:

PPG designates certain foreign currency forward contracts and forward starting swaps as cash flow hedges of the Company’s exposure to variability in exchange rates on intercompany and third party transactions denominated in foreign currencies and interest rates. In March of 2014, PPG entered into $152 million of foreign currency forward contracts to hedge its exposure to certain foreign denominated transactions. As of March 31, 2014 and December 31 2013, the fair value of all foreign currency forward contracts designated as cash flow hedges was a net liability of $17 million and a net asset of $8 million, respectively.

The Company entered into forward starting swaps in 2009 and 2010 to effectively lock-in a fixed interest rate for future debt refinancings with an anticipated term of ten years based on the ten year swap rate, to which was added a corporate spread. The swaps had a total notional amount of $400 million and were settled on July 30, 2012, resulting in a cash payment of $121 million, which is being amortized to interest expense over the remaining term of the ten-year debt. As of March 31, 2014, the amount of loss recorded in AOCI was $101 million.

Net Investment Hedges:

PPG uses cross currency swaps, foreign currency forward contracts and euro-denominated debt to hedge a portion of its net investment in its European coatings operations. In 2008, PPG entered into U.S. dollar to euro cross currency swap contracts with a total notional amount of $1.16 billion, of which $600 million were to settle on March 15, 2013 and $560 million were to settle on March 15, 2018. In June 2012, $600 million of swaps, with a settlement date of March 15, 2013, were settled with PPG receiving $1 million in cash. On settlement of the remaining outstanding contracts, PPG will receive $560 million U.S. dollars and pay euros to the counterparties to the contracts. During the term of these contracts, PPG will receive semiannual payments in March and September of each year based on U.S. dollar, long-term fixed interest rates, and PPG will make annual payments in March of each year to the counterparties based on euro, long-term fixed interest rates. As of March 31, 2014 and December 31, 2013, the fair value of these contracts was a net liability of $101 million and $120 million, respectively.

On March 31, 2014, PPG entered into approximately $940 million of foreign currency forward contracts to hedge an additional portion of its net investment in its European coatings operations. The fair value of these instruments was $0 as of March 31, 2014. Also, as of March 31, 2014 and December 31, 2013, PPG had €300 million of euro-denominated borrowings designated as a net investment hedge. As of March 31, 2014 and December 31, 2013, the Company had accumulated pre-tax unrealized translation losses in AOCI of $42 million and $35 million, respectively, related to both the euro-denominated borrowings and the cross currency swaps.

The following table provides details for the quarter ended March 31, 2014 related to PPG's hedging activities. All dollar amounts are shown on a pre-tax basis.

($ in Millions)	March 31, 2014
Hedge Type	Gain (Loss) Deferred in OCI	Gain (Loss) Recognized
		Amount	Caption
Fair Value
Foreign currency forward contracts	Not applicable	$—	Sales
Equity forward arrangements	Not applicable	7	Asbestos - net
Total Fair Value		$7
Cash Flow
Forward starting swaps	—	$(3)	Interest expense
Foreign currency forward contracts	5	5	Other charges
Total Cash Flow	$5	$2
Net Investment
Cross currency swaps	$(6)	$—	Other charges
Foreign denominated debt	(1)	Not applicable
Total Net Investment	$(7)

The following table provides details for the three month period ended March 31, 2013 related to fair value, cash flow and net investment hedges by type of financial instrument. All amounts are shown on a pre-tax basis:

($ in Millions)	March 31, 2013
Hedge Type	Gain (Loss) Deferred in OCI	Gain (Loss) Recognized
		Amount	Caption
Fair Value
Foreign currency forward contracts	Not applicable	—	Sales
Equity forward arrangements	Not applicable	(1)	Asbestos - net
Total Fair Value		$(1)
Cash Flow
Forward starting swaps		(3)	Interest expense
Foreign currency forward contracts	(3)	(3)	Other charges
Total Cash Flow	$(3)	$(6)
Net Investment
Cross currency swaps	$28	$—
Foreign denominated debt	11	Not applicable
Total Net Investment	$39

15.	Stock-Based Compensation

The Company’s stock-based compensation includes stock options, restricted stock units (“RSUs”) and grants of contingent shares that are earned based on achieving targeted levels of total shareholder return. All current grants of stock options, RSUs and contingent shares are made under the PPG Industries, Inc. Amended and Restated Omnibus Incentive Plan (the “PPG Amended Omnibus Plan”), which was amended and restated effective April 21, 2011. Shares available for future grants under the PPG Amended Omnibus Plan were 6.4 million as of March 31, 2014.
Total stock-based compensation expense was $18 million for the three months ended March 31, 2014 and $15 million for the three months ended March 31, 2013. The total income tax benefit recognized in the accompanying condensed consolidated statement of income related to the stock-based compensation was $6 million for the three months ended March 31, 2014, and $5 million for the three months ended March 31, 2013.
The following are the details of recent grants of stock-based compensation:

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
Grant Details	Shares	Fair Value	Shares	Fair Value
Stock options	357,781	$43.05	497,711	$27.37
Restricted stock units	116,989	$179.21	152,875	$124.80
Contingent shares (a)	38,756	$187.06	45,388	$131.51
(a) The number of contingent shares represents the target value of the award.
Stock options are generally exercisable beginning from six to 48 months after being granted and have a maximum term of 10 years. Compensation expense for stock options is recorded over the vesting period based on the fair value on the date of grant. The fair value of the stock option grants issued in the three months ended March 31, 2014 was calculated with the following weighted average assumptions:

Weighted average exercise price	$187.06
Risk free interest rate	2.1%
Expected life of option in years	6.5
Expected dividend yield	3.0%
Expected volatility	30.1%
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
Contingent share grants (referred to as “TSR awards”) are made annually and are paid out at the end of each three-year period based on the PPG's performance. Performance is measured by determining the percentile rank of the total shareholder return of PPG common stock in relation to the total shareholder return of the S&P 500 for the three-year period following the date of grant. Any payments made at the end of the award period may be in the form of stock, cash or a combination of both. The TSR awards qualify as liability awards, and compensation expense is recognized over the three-year award period based on the fair value of the awards (giving consideration to the Company’s percentile rank of total shareholder return) remeasured in each reporting period until settlement of the awards.

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
Antitrust Matters
In 2010, Transitions Optical, Inc. (“TOI”), a consolidated subsidiary of the Company, entered into a settlement agreement, without admitting liability, with the Federal Trade Commission, which had alleged that TOI violated Section 5 of the Federal Trade Commission Act. Following the announcement of the settlement with the Federal Trade Commission, 30 private putative class cases were filed against TOI, alleging that it has monopolized and/or conspired to monopolize the market for photochromic lenses. All of the federal actions have been transferred and centralized in the Middle District of Florida (the “MDL Action”). Amended complaints in the MDL Action were filed in November and December 2010. In late 2011, the court ruled on TOI’s motion to dismiss and allowed the plaintiffs to file new or further amended complaints. Plaintiffs in the MDL Action include Insight Equity A.P. X, LP, d/b/a Vision-Ease Lens Worldwide, Inc., which has sued on its own behalf, and putative classes of “direct purchasers,” including laboratories and retailers (the “Lab/Retailer Plaintiffs”), and “indirect purchasers,” consisting of end-user consumers. Plaintiffs in the MDL Action generally allege that TOI's exclusive dealing arrangements resulted in higher prices and seek lost profits and damages determined by the price premium attributable to wrongful exclusive deals. The damages sought are subject to trebling. The Lab/Retailer Plaintiffs also allege that TOI and certain affiliates of Essilor International conspired with respect to the wrongful exclusive dealing arrangements. In March 2013, the magistrate judge issued her report and recommendation to deny the class certification motion of the Lab/Retailer Plaintiffs. In May 2013, the magistrate judge issued her report and recommendation to deny the class certification of the end-use consumer plaintiffs. On April 3, 2014, the district court judge accepted the report and recommendation of the magistrate judge and denied the class certification motion of the Lab/Retailer Plaintiffs. TOI believes it has meritorious defenses and continues to defend all of the above-described actions vigorously. Following the Company's divestiture of its 51% ownership interest in the Transitions Optical joint venture to Essilor on March 31, 2014, TOI will continue its defense of this pending legal matter under Essilor's ownership. See Note 4 for information relating to the Company's divestiture of its 51% ownership interest in its Transitions Optical joint venture.
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

Following the June 16, 2011 ruling, the third amended PC plan of reorganization was the subject of negotiations among the parties in interest, amendments, proposed amendments and hearings. PC then filed an amended PC plan of reorganization on August 17, 2012. Objections to the plan, as amended, were filed by three entities. One set of objections was resolved by PC, and another set merely restated for appellate purposes objections filed by a party that the Bankruptcy Court previously overruled. The Bankruptcy Court heard oral argument on the one remaining set of objections filed by the remaining affiliated insurer objectors on October 10, 2012. At the conclusion of that argument, the Bankruptcy Court set forth a schedule for negotiating and filing language that would resolve some, but not all, of the objections to confirmation advanced by the insurer objectors. On October 25, 2012, PC filed a notice regarding proposed confirmation order language that resolved those specific objections. Following additional hearings and status conferences, technical amendments to the PC plan of reorganization were filed on May 15, 2013. On May 16, 2013, the Bankruptcy Court issued a memorandum opinion and interim order confirming the PC plan of reorganization, as amended, and setting forth a schedule for motions for reconsideration. Following the filing of motions for reconsideration, the Bankruptcy Court, on May 24, 2013, issued a revised memorandum opinion and final order confirming the modified third amended plan of reorganization and issuing the asbestos permanent channeling injunction. The remaining insurer objectors filed a motion for reconsideration on June 6, 2013. On November 12, 2013 the Bankruptcy Court issued an order granting in part (by clarifying the scope of the channeling injunction in accordance with the agreement of the parties as expressed at the time of final argument on the motion for reconsideration) and otherwise denying the motion for reconsideration. Notices of appeal to the U. S. District Court for the Western District of Pennsylvania were filed by the remaining objecting parties. On March 17, 2014, the appeal of the remaining non-insurer objecting party was dismissed voluntarily, leaving only two affiliated insurance companies as appellants.

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
PPG’s Funding Obligations
PPG has no obligation to pay any amounts under the third amended PC plan of reorganization, as amended, until the Funding Effective Date. On the Funding Effective Date, PPG will relinquish any claim to its equity interest in PC, convey the stock it owns in Pittsburgh Corning Europe and transfer 1,388,889 shares of PPG’s common stock or cash equal to the fair value of such shares as defined in the 2009 PPG Settlement Arrangement. PPG will make aggregate pre-tax cash payments to the Trust of approximately $825 million, payable according to a fixed payment schedule over a period ending in 2023. The first payment is due on the Funding Effective Date. PPG would have the right, in its sole discretion, to prepay these pre-tax cash payments to the Trust at any time at a discount rate of 5.5% per annum as of the prepayment date. PPG’s historical insurance carriers participating in the third amended PC plan of reorganization will also make cash payments to the Trust of approximately $1.7 billion between the Funding Effective Date and 2027. These payments could also be prepaid to the Trust at any time at a discount rate of 5.5% per annum as of the prepayment date. PPG will grant asbestos releases and indemnifications to all participating insurers, subject to amended coverage-in-place arrangements with certain insurers for remaining coverage of premises claims. PPG will grant certain participating insurers full policy releases on primary policies and full product liability releases on excess coverage policies. PPG will also grant certain other participating excess insurers credit against their product liability coverage limits.
PPG’s obligation under the 2009 PPG Settlement Arrangement at December 31, 2008 was $162 million less than the amount that would have been due under the 2002 PPG Settlement Arrangement. This reduction is attributable to a number of negotiated provisions in the 2009 PPG Settlement Arrangement, including the provisions relating to the channeling injunction under which PPG retains liability for any non-PC Relationship Claims. PPG will retain such amount as a reserve for asbestos-related claims that will not be channeled to the Trust, as this amount represents PPG’s best estimate of its liability for these claims. PPG does not have sufficient current claim information or settlement history on which to base a better estimate of this liability, in light of the fact that the Bankruptcy Court’s stay has been in effect since 2000. As a result, PPG’s reserve at March 31, 2014 and December 31, 2013 for asbestos-related claims that will not be channeled to the Trust is $162 million. This amount is included within "Other liabilities" on the accompanying consolidated balance sheets. In addition, under the 2009 PPG Settlement Arrangement, PPG will retain for its own account rights to recover proceeds from certain historical insurance assets, including policies issued by non-participating insurers. Rights to recover these proceeds would have been assigned to the Trust by PPG under the 2002 PPG Settlement Arrangement.
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
Of the total obligation of $1,018 million under the 2009 PPG Settlement Arrangement at March 31, 2014, $769 million is reported as a current liability and $249 million is reported as a non-current liability in the accompanying condensed consolidated balance sheet. The future accretion of the noncurrent portion of the liability will total $91 million and be reported as expense in the condensed consolidated statement of income over the period through 2023, as follows (in millions):

Remainder of 2014	$10
2015	14
2016 – 2023	67
Total	$91

The following table summarizes the impact on PPG’s financial statements for the three months ended March 31, 2014 and 2013 resulting from the 2009 PPG Settlement Arrangement including the change in fair value of the stock to be transferred to the Trust and the equity forward instrument (see Note 14, “Financial Instruments and Hedging Activities”) and the increase in the net present value of the future payments to be made to the Trust.

($ in Millions)	Three Months Ended March 31
Increase (decrease) in expense	2014	2013

Change in fair value:
PPG stock	$5	$(2)
Equity forward instrument	(6)	2
Accretion of asbestos liability	4	3
Asbestos settlement – net expense	$3	$3
The fair value of the equity forward instrument is included as an "Other" current asset as of March 31, 2014 and December 31, 2013 in the accompanying condensed consolidated balance sheet. Payments under the fixed payment schedule require annual payments that are due each June. The current portion of the asbestos settlement liability included in the accompanying condensed consolidated balance sheet as of March 31, 2014 consists of all such payments required through June 2014, the fair value of PPG’s common stock and the value of PPG’s investment in Pittsburgh Corning Europe. The net present value of the remaining payments is included in the long-term asbestos settlement liability in the accompanying condensed consolidated balance sheet as of March 31, 2014.
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
As of March 31, 2014 and December 31, 2013, PPG had reserves for environmental contingencies totaling $273 million and $310 million, respectively, of which $105 million was classified as a current liability at both balance sheet dates. The reserve at March 31, 2014 included $168 million for environmental contingencies associated with PPG’s former chromium manufacturing plant in Jersey City, N.J. and associated sites (“New Jersey Chrome”) and $105 million for other environmental contingencies, including National Priority List sites and legacy glass and chemical manufacturing sites. The reserve at December 31, 2013 included $204 million for environmental contingencies associated with New Jersey Chrome, $106 million for other environmental contingencies, including National Priority List sites and legacy glass and chemical manufacturing sites.

Pre-tax charges against income for environmental remediation costs totaled $2 million and $13 million, respectively, for the three months ended March 31, 2014 and 2013, and are included in "Other charges" in the accompanying condensed consolidated statement of income. Included in the 2013 environmental remediation expense is a charge of $12 million for remediation costs at a legacy chemical manufacturing site in Barberton, Ohio based on an updated estimate of costs for remediation activities at this site. Cash outlays related to all environmental remediation aggregated $39 million and $23 million, respectively, for the three months ended March 31, 2014 and 2013.
Management expects cash outlays for environmental remediation costs to be approximately $100 million in the remainder of 2014, approximately $100 million in 2015 and to range from $10 million to $30 million annually through 2018. It is possible that technological, regulatory and enforcement developments, the results of environmental studies and other factors could alter the Company’s expectations with respect to future charges against income and future cash outlays. Specifically, the level of expected future remediation costs and cash outlays is highly dependent upon activity related to New Jersey Chrome, as discussed below.
Remediation: New Jersey Chrome
Since 1990, PPG has remediated 47 of 61 residential and nonresidential sites under the 1990 Administrative Consent Order (“ACO”) with the New Jersey Department of Environmental Protection (“NJDEP”). The most significant of the 14 remaining sites is the former chromium manufacturing location in Jersey City, New Jersey. The principal contaminant of concern is hexavalent chromium. The Company submitted a feasibility study work plan to the NJDEP in October 2006 that included a review of the available remediation technology alternatives for the former chromium manufacturing location. As a result of the extensive analysis undertaken in connection with the preparation and submission of that feasibility study work plan, the Company recorded a pre-tax charge of $165 million in the third quarter of 2006. This charge included estimated costs for remediation at the 14 remaining ACO sites, including the former manufacturing site, and for the resolution of litigation filed by NJDEP in May 2005 as discussed below. The principal estimated cost elements of the third quarter 2006 charge were based on competitively derived or readily available remediation industry cost data. The major cost components of this charge were (i) transportation and disposal of excavated soil and in place soil treatment and (ii) construction services (related to soil excavation, groundwater management and site security).
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
The liability for remediation of the New Jersey Chrome sites totals $168 million at March 31, 2014. The major cost components of this liability continue to be related to transportation and disposal of impacted soil as well as construction services. These components account for approximately 45% and 43% of the accrued amount, respectively, as of March 31, 2014. The accrued liability also includes estimated costs for water treatment, engineering and project management.

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

Other Matters
The Company accrues for product warranties at the time the products are sold based on historical claims experience. As of March 31, 2014 and December 31, 2013, the reserve for product warranties were $11 million and $10 million, respectively. Pre-tax charges against income for product warranties and the related cash outlays were not material for the three months ended March 31, 2014 and 2013.
The Company had outstanding letters of credit and surety bonds of $109 million and guarantees of $51 million as of March 31, 2014. The Company does not believe any loss related to such guarantees is likely.

17.	Reportable Business Segment Information
In conjunction with the Company’s continued strategic focus on its coatings businesses, including the Company's recently completed actions to grow its global architectural coatings business, as well as the divestiture of its 51% ownership interest in its Transitions Optical joint venture and 100% of its sunlens businesses to Essilor, the Company has realigned its segment reporting structure effective for the first quarter ended March 31, 2014. The change in the reportable segment structure reflects the manner in which the Company is currently managing its business.
Under the new segment reporting structure, the Company’s reportable business segments have changed from the five segments of Performance Coatings, Industrial Coatings, Architectural Coatings-Europe, Middle East and Africa, Optical and Specialty Materials and Glass to the following three segments: Performance Coatings, Industrial Coatings and Glass. The segment financial results of the former Architectural Coatings-Europe, Middle East and Africa segment are now included in the Performance Coatings segment along with the architectural coatings - Americas and Asia Pacific businesses, and the segment financial results of the remaining former Optical and Specialty Materials segment, renamed specialty coatings and materials, are included in the Industrial Coatings segment. The operating segments have been aggregated based on economic similarities, the nature of their products, production processes, end-use markets and methods of distribution. The prior year information has been adjusted to conform to the new segment reporting structure.
The Performance Coatings reportable segment is comprised of the refinish, aerospace, architectural coatings – Americas and Asia Pacific, architectural coatings - EMEA, and protective and marine coatings operating segments. This reportable segment primarily supplies a variety of protective and decorative coatings, sealants and finishes along with paint strippers, stains and related chemicals, as well as transparencies and transparent armor.
The Industrial Coatings reportable segment is comprised of the automotive original equipment manufacturer (“OEM”) coatings, industrial coatings, packaging coatings, and the specialty coatings and materials operating segments. This reportable segment primarily supplies a variety of protective and decorative coatings and finishes along with adhesives, sealants, metal pretreatment products, optical monomers and coatings, precipitated silicas and other specialty materials.
The Glass reportable segment is comprised of the flat glass and fiber glass operating segments. This reportable segment primarily supplies flat glass and continuous-strand fiber glass products.

Reportable segment net sales and segment income for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31
($ in Millions)	2014	2013

Net sales:
Performance Coatings	$2,007	$1,578
Industrial Coatings	1,363	1,274
Glass	266	256
Total (a)	$3,636	$3,108
Segment income:
Performance Coatings	$248	$192
Industrial Coatings	231	198
Glass	4	5
Total	483	395
Legacy items (b)	(10)	(46)
Acquisition-related costs (c)	(3)	(6)
Interest expense, net of interest income	(35)	(43)
Other corporate expense – net	(63)	(59)
Income from continuing operations before income taxes	$372	$241

(a)	Intersegment net sales for the three months ended March 31, 2014 and 2013 were not material.

(b)
Legacy items include current costs related to former operations of the Company, including pension and other postretirement benefit costs, certain charges for legal matters and environmental remediation costs, and certain charges which are considered to be unusual or non-recurring including the earnings impact of the proposed asbestos settlement. Legacy items also include equity earnings from PPG’s approximate 40% investment in the former automotive glass and services business. The expense for the three months ended March 31, 2013 includes nonrecurring environmental remediation pre-tax charges of $12 million. The expense for the three months ended March 31, 2013 also includes a pre-tax charge of $18 million for the settlement losses related to certain legacy Canadian glass pension plans.

(c)
Includes advisory, legal, accounting, valuation and other professional or consulting fees incurred in connection with acquisition activity. In addition, for the three months ended March 31, 2013, includes the flow-through cost of sales of the step up to fair value of inventory of acquired from Spraylat of $3 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Discontinued Operations
On March 31, 2014, the Company completed the sale of its 51% ownership interest in its Transitions Optical joint venture and 100% of its sunlens business to Essilor International (Compagnie Generale D'Optique) SA ("Essilor"). The results of operations and cash flows of these businesses for the quarter ended March 31, 2014 and the net gain on the sale are reported as results from discontinued operations for the quarter ending March 31, 2014. For prior periods presented, the results of operations and cash flows of these businesses have been reclassified from continuing operations and presented as results from discontinued operations.
On January 28, 2013, PPG completed the separation of its commodity chemicals business and the merger of the subsidiary holding the PPG commodity chemicals business with a subsidiary of the Georgia Gulf Corporation. The combined company formed by uniting Georgia Gulf with PPG's former commodity chemicals business is named Axiall Corporation. PPG holds no ownership interest in Axiall. The results of operations and cash flows of the commodity chemicals business for the month of January 2013 and the net gain from the separation are presented as results from discontinued operations.
See Note 4, "Discontinued Operations" in Item 1 - Financial Statements, for additional information relating to these transactions.
Performance in First Quarter of 2014 Compared to First Quarter of 2013
Performance Overview
Net sales increased $528 million, or 17% from the first quarter of 2013, to $3,636 million primarily due to sales from acquired businesses (12%), higher sales volumes (5%) and higher selling prices (1%). Total first quarter net sales from continuing operations of $3,636 million were up 17% versus the previous year’s $3,108 million. Acquired businesses added about $360 million, or 12%, in the quarter, related primarily to the North American architectural coatings acquisition. Year-over-year volumes grew by 5% versus the prior year’s quarter. All three reportable business segments achieved higher year-over-year volumes. Pricing advanced 1% in aggregate, with a focus on countering wage, transportation and energy cost inflation. Currency translation was a slight negative, with results mixed greatly by region. Versus the prior year, the Euro strengthened against the U.S. dollar, but many other currencies, primary in emerging regions, weakened against the dollar.
Aggregate global coatings segment volumes improved 5%, representing the company’s largest year-over-year volume gain in three years. Volumes in each major region continued to improve versus recent quarters. Volumes grew 7% in the United States and Canada in comparison to the prior year. Year-over-year volume trends also improved considerably in comparison with the prior sequential quarter. Despite negative weather impacts, most businesses delivered higher volumes in the region as economic conditions remain solid. Year-over-year European volume performance continued a multi-quarter improvement trend, advancing 4%, and reflecting the early stages of economic recovery in the region. The volume results were mixed by industry and country and region, with automotive OEM and architectural coatings-EMEA delivering the highest growth, the latter of which benefited from favorable painting weather in the quarter. Emerging-region volume grew by 2%. Volume results were also mixed by country and industry. Higher automotive OEM and industrial coatings demand aided performance in Asia, including China and Latin America. Asian marine new-build volumes remained negative, although the decline was modest versus previous quarters as the market is demonstrating continued signs of stability at a lower activity level. Excluding the marine new-build business, emerging region volumes grew by 4%, a pace of growth consistent with recent quarters.
Cost of sales, exclusive of depreciation and amortization, increased $229 million, or 12% from the first quarter of 2013, to $2,091 million primarily due to the inclusion of cost of sales from acquired businesses partially offset by lower manufacturing costs. Cost of sales as a percentage of sales decreased to 57.5% in the first quarter of 2014 from 59.9% in the first quarter of 2013.
Selling, general and administrative expenses increased $154 million, or 21% from the first quarter of 2013, to $900 million primarily due to the inclusion of acquired businesses and overhead cost inflation partly offset by the impact of our continued focus on increased productivity and efficiency, including impacts from restructuring actions. Selling, general and administrative expenses as a percentage of sales increased slightly to 24.8% in the first quarter of 2014 from 24.0% in the first quarter of 2013 primarily due to the addition of acquired businesses which have higher distribution related costs.

The effective tax rate on pre-tax earnings from continuing operations for the quarter ended March 31, 2014 was 24% compared to 18% in the first quarter of 2013. The increase is primarily due to an after-tax benefit of $10 million for the retroactive impact of U.S. tax law changes that were enacted in early 2013 and included in the first quarter 2013 effective tax rate. We expect our ongoing tax rate in 2014 to be in the range of 23.5% to 24.5%. Because of the differences in the tax rates in the countries in which we operate, a shift in the geographic mix of earnings will impact our overall ongoing tax rate. See the Regulation G reconciliation below for details of PPG's adjusted effective tax rate from continuing operations.
Diluted earnings-per-share for the three months ended March 31, 2014 were $8.97, comprised of net income from continuing operations of $1.97 and discontinued operations, net of tax of $7.00. These diluted earnings per share from continuing operations compare to $1.29 in the first quarter of 2013. The increase in diluted earnings-per-share from continuing operations was aided by the benefits of prior cash deployment, as the achievement of targeted synergies has combined with the implementation of our restructuring plans. Also, the Company is benefiting from shares repurchased in 2013 as well as the over one million shares of stock repurchased during the first quarter of 2014.
Looking to the second quarter, the Company anticipates global growth to continue, but it will not be uniform across geographies or industries. PPG remains well-positioned with a balanced coatings portfolio, both regionally and by industry, providing broad growth opportunities while minimizing the impact of any individual fluctuations.
Regulation G Reconciliation – Results from Operations
PPG believes investors’ understanding of the Company’s operating performance is enhanced by the disclosure of net income before income taxes, PPG's effective income tax rate, tax expense, net income from continuing operations and earnings per diluted share adjusted for nonrecurring charges. PPG’s management considers this information useful in providing insight into the Company’s ongoing operating performance because it excludes the impact of items that cannot reasonably be expected to recur on an ongoing basis. PPG’s management considers this information useful in providing insight into the company’s ongoing operating performance because it excludes the impact of items that cannot reasonably be expected to recur on an ongoing basis. Income before income taxes, the effective tax rate, tax expense, net income from continuing operations and earnings per diluted share adjusted for these items are not recognized financial measures determined in accordance with U.S. generally accepted accounting principles ("GAAP") and should not be considered a substitute for income before income taxes, the effective tax rate, tax expense, net income from continuing operations or earnings per diluted share or other financial measures as computed in accordance with U.S. GAAP. In addition, adjusted income before income taxes, adjusted effective tax rate, adjusted tax expense, adjusted net income from continuing operations and adjusted earnings per diluted share from continuing operations may not be comparable to similarly titled measures as reported by other companies.
The effective tax rate from continuing operations is reconciled to the adjusted effective tax rate from continuing operations below:

Three months ended March 31, 2014
(Millions, except per share amounts)	Income Before Income Taxes	Tax Expense	Effective Tax Rate
Effective tax rate, continuing operations	$372	$89	23.9%
Includes:
Charges related to business acquisitions	3	1	37.6%
Adjusted effective tax rate, continuing operations, excluding certain charges	$375	$90	24.0%

Three months ended March 31, 2013
(Millions, except per share amounts)	Income Before Income Taxes	Tax Expense	Effective Tax Rate
Effective tax rate, continuing operations	$241	$44	18.3%
Includes:
Legacy pension costs	18	5	26.7%
Environmental remediation costs	12	4	37.4%
Charges related to business acquisitions	6	1	26.0%
Retroactive benefit of U.S. tax law change		10
Adjusted effective tax rate, continuing operations, excluding certain charges	$277	$64	23.1%
Net income (attributable to PPG) and earnings-per-share – assuming dilution (attributable to PPG) are reconciled to adjusted net income (attributable to PPG) and adjusted earnings-per-share – assuming dilution below:

Three Months ended March 31, 2014	Continuing Operations
(Millions, except per share amounts)	Net Income	EPS
Net income (attributable to PPG)	$277	$1.97
Net income (attributable to PPG) includes:
Acquisition-related costs	2	0.01
Adjusted net income	$279	$1.98

Three Months ended March 31, 2013	Continuing Operations
(Millions, except per share amounts)	Net Income	EPS
Net income (attributable to PPG)	$191	$1.29
Net income (attributable to PPG) includes:
Legacy pension and environmental costs	21	0.14
Acquisition-related costs	5	0.03
Retroactive benefit of U.S. tax law change	(10)	(0.07)
Adjusted net income	$207	$1.39
Performance of Reportable Business Segments
In the first quarter of 2014, PPG changed its reportable business segment structure from the five segments of Performance Coatings, Industrial Coatings, Architectural Coatings - Europe, Middle East and Africa (EMEA), Optical and Specialty Materials and Glass to three segments. The three reportable business segments and their respective businesses are as follows:

•	Performance Coatings - aerospace, architectural coatings Americas and Asia-Pacific, architectural coatings - EMEA, automotive refinish, and protective and marine coatings

•	Industrial Coatings - automotive OEM coatings, industrial coatings, packaging coatings, and specialty coatings and materials

•	Glass - fiber glass and flat glass
Performance Coatings
Performance Coatings net sales increased $429 million, or 27%, from the first quarter of 2013, to $2,007 million primarily due to net sales from the North American architectural coatings acquisition. Segment volumes, excluding acquisitions, advanced 3% as year-over-year volume trends improved in all major regions, with the largest gains achieved in Europe. Volume performance in each region also improved sequentially versus the fourth quarter. Strong segment income contributions were realized on the improved volumes, stemming from the lower cost base of the businesses.

Architectural coatings EMEA was the primary contributor to higher net sales in Europe, as volumes improved mid-single digit percentages aided by partial demand recovery and favorable weather conditions, and in comparison with weak prior year levels. Despite the improvement, activity remained inconsistent within the region as demand in certain countries remained at depressed levels. End-market recovery is expected to continue in the coming quarters, but remain mixed by individual country.
The aerospace and refinish businesses both delivered higher volumes in each major region. Demand trends in the overall aerospace industry continued to remain favorable globally. Refinish growth was supported by increasing emerging region activity and partial demand recovery in Europe. Both businesses are expected to experience continued positive trends in the second quarter.
Protective and marine net sales grew in the quarter primarily due to increased sales of PPG protective coatings products which are sold through the acquired North American architectural stores. The protective coatings gains were offset by continued weakness in Asian marine new-build activity, although the marine new-build market stabilized as first quarter sales remained consistent with recent quarters.
Excluding the positive acquisition-related impacts, North American architectural coatings net sales grew modestly versus solid prior year results. Inclement weather tempered painting activity in the region, and year-over-year results were mixed by architectural distribution channel. The national retail channel improved slightly. Same store sales for company-owned stores also improved, including the benefit from a price increase that was implemented in the quarter. However, this price benefit was partly offset by lower sales to independent distributors. Overall North American architectural coatings market conditions are expected to remain favorable, despite limited evidence of a uniform recovery in non-residential construction.
The acquired North American architectural coatings business's sales were approximately $350 million, delivering a mid-single digit percent return on sales, which is a notable improvement from the prior year pre-acquisition results. First quarter segment income increased $56 million, or 29% from the first quarter of 2013, to $248 million primarily due to the increase in organic net sales and income from business acquisitions. The improved segment income was a result of further realization of cost synergies, with additional synergies expected to be achieved in future quarters. PPG completed the North American architectural coatings acquisition on April 1, 2013, so the financial results of this acquisition will no longer be classified as acquisition related beginning with the second quarter 2014.
Industrial Coatings
Industrial Coatings segment net sales increased $89 million, or 7% from the first quarter of 2013, to $1,363 million primarily due to volume growth. First quarter segment income increased $33 million, or 17% from the first quarter of 2013, to $231 million also primarily due to volume growth. PPG’s global automotive OEM business grew net sales by 10% year-over-year, continuing a multi-quarter trend of outperforming global industry growth which was about four percent in the quarter. PPG continues to benefit from adoption of new technologies and ongoing focus on customer service and customer process improvement initiatives. Industry growth is projected to continue in the second quarter, with more modest growth rates in Europe and North America. We anticipate our results will continue to pace ahead of the industry. Growth accelerated in the industrial coatings business versus recent quarters, aided by continued North American and emerging region strength, while European demand remained slightly negative year-over-year. Packaging coatings demand also remained weaker in Europe, but generally stable in the remaining regions. Specialty coatings and materials net sales grew year-over-year aided by improved volumes in precipitated silicas and Teslin®, electronics and optical materials.
Demand in the overall general industrial markets PPG supplies is expected to grow in the second quarter, including further recovery in Europe and continued emerging region gains. North American end-markets continue to exhibit the most consistent growth patterns across these businesses.
Glass
First quarter net sales for the Glass segment increased $10 million, or 4% from the first quarter of 2013, to $266 million primarily due to higher volumes in fiber glass, with continued demand improvement resulting in low inventories of certain products. Volumes in flat glass were mixed with higher residential-related volumes and mixed U.S. geographic results in non-residential construction, partly due to inclement weather. Flat glass pricing was higher year-over-year. Segment income decreased $1 million, or 20% from the first quarter 2013, to $4 million as the benefit of improved volumes was more than offset by $12 million of higher maintenance costs stemming from scheduled projects. Higher natural gas-based energy costs were also a negative factor in the income comparison.
Looking ahead, segment sales typically improve seasonally versus the first quarter. Global fiber glass demand is expected to remain strong, including improved conditions in Europe. Flat glass demand is also anticipated to improve, contributing to increased sales from higher pricing. Remaining maintenance project costs are expected to decrease segment income by $3 million versus the prior year. Natural gas costs are expected to moderate versus the first quarter based on current pricing, but still be higher year-over-year.
Liquidity and Capital Resources
PPG ended the quarter with cash and short-term investments of $3.0 billion, an increase of $1.3 billion from December 31, 2013, primarily due to the receipt of $1.735 billion in gross cash proceeds in connection with the closing of the sale of its ownership interest the Transitions Optical and sunlens businesses (See Note 4).
Cash from continuing operating activities for the three months ended March 31, 2014 was $130 million compared to cash used for continuing operations $132 million for the comparable period of 2013. The change was primarily due to improved working capital and higher income from continuing operations.
Other sources and uses of cash during the three months ended March 31, 2014 included:

•
Capital expenditures from continuing operations, excluding acquisitions, were $103 million, or about 3% of sales. Anticipated 2014 capital spending is expected to be in the range of $500 million to $600 million.

•	Cash dividends paid totaled $85 million.

•	Cash paid for share repurchases totaled $200 million.
We believe that our cash and short term investments on hand, cash from operations and the Company’s available debt capacity will continue to be sufficient to fund operating activities, capital spending, including acquisitions, dividend payments, debt service, amounts due under the proposed asbestos settlement, share repurchases and contributions to pension plans. We intend to deploy our cash in a timely, disciplined manner with a continued emphasis on incremental earnings accretion initiatives, including additional acquisitions and share repurchases. We intend to deploy between $3.0 billion to $4.0 billion of incremental cash over the 2014 and 2015 calendar years.
The ratio of total debt, including capital leases, to total debt and PPG shareholders’ equity was 36% at March 31, 2014 and 41% at December 31, 2013.
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

(Millions, except percentages)	March 31, 2014	Dec. 31 2013		March 31, 2013
Trade Receivables, Net	$2,669	$2,449		$2,594
Inventories, FIFO	2,114	2,019		1,895
Trade Creditors’ Liabilities	2,029	1,790		1,652
Operating Working Capital	$2,754	$2,678	(a)	$2,837	(a)
Operating Working Capital as a % of Sales	18.9%	18.1%		21.3%
(a) Inclusive of amounts related to PPG's interest in the Transitions Optical joint venture and sunlens businesses that were sold on March 31, 2014.
The increase in operating working capital elements was primarily due to an increase in trade receivables in the first quarter 2014 compared with the fourth quarter 2013 and a FIFO inventory build in our coatings businesses in advance of the summer paint season. Days sales outstanding at March 31, 2014 were 60 days, which was a five day increase from December 31, 2013 and a three day decrease over March 31, 2013 (both comparisons exclude sales and receivables of the former Transitions Optical and sunlens businesses).
Currency
From December 31, 2013 to March 31, 2014, the U.S. dollar weakened against certain of the the currencies in countries in which PPG operates while strengthening against others. As a result, consolidated net assets at March 31, 2014 increased by $16 million compared to December 31, 2013.

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

As discussed in Part II, Item 1 and Note 16, although the result of any future litigation of such lawsuits and claims is inherently unpredictable, management believes that, in the aggregate, the outcome of all lawsuits and claims involving PPG, including asbestos-related claims in the event the proposed asbestos settlement described in Note 16 does not become effective, will not have a material effect on PPG's consolidated financial position or liquidity; however, any such outcome may be material to the results of operations of any particular period in which costs, if any, are recognized.
As also discussed in Note 16, PPG has significant reserves for environmental contingencies. As of March 31, 2014 and December 31, 2013, PPG had reserves for environmental contingencies totaling $273 million and $310 million, respectively, of which $105 million was classified as a current liability at both balance sheet dates. Pre-tax charges against income from continuing operations for environmental remediation costs totaled $2 million and $13 million, respectively, for the three months ended March 31, 2014 and 2013, and are included in "Other charges" in the accompanying condensed consolidated statement of income. Included in the 2013 environmental remediation expense is a charge of $12 million for remediation costs at a legacy chemical manufacturing site. Cash outlays related to all environmental remediation aggregated $39 million and $23 million, respectively, for the three months ended March 31, 2014 and 2013.
The Company continues to analyze, assess and remediate the environmental issues associated with New Jersey Chrome. There are currently no amounts for groundwater remediation in our environmental reserves as of March 31, 2014. Information will continue to be generated from the ongoing groundwater remedial investigation activities related to New Jersey Chrome and will be incorporated into a final draft remedial action work plan for groundwater expected to be submitted to NJDEP in 2014.

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

While the list of factors presented here and in the Company’s Form 10-K for the year ended December 31, 2013 under the caption “Item 1A Risk Factors” are considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements.
Consequences of material differences in the results compared with those anticipated in the forward-looking statements could include, among other things, business disruption, operational problems, financial loss, legal liability to third parties, other risks set forth in “Item 1A Risk Factors” of the Company’s Form 10-K for the year ended December 31, 2013 and similar risks, any of which could have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.
Item 3. Quantitative and Qualitative Disclosures About Market Risk

On March 31, 2014, PPG entered into approximately $940 million of foreign currency forward contracts to hedge an additional portion of its net investment in its European coatings operations. Although the fair value of these instruments was $0 as of March 31, 2014, a 10% increase in the value of the euro to the U.S. dollar would have had an unfavorable effect on the fair value of these contracts by $94 million.
Also, during the quarter, PPG entered into $152 million of foreign currency forward contracts to hedge its exposure to certain foreign denominated transactions. An adverse change in exchange rates of 10% would decrease the fair value of these contracts by $15 million.
There were no other material changes in the Company’s exposure to market risk from December 31, 2013 to March 31, 2014. See Note 14, “Financial Instruments and Hedging Activities” for a description of our instruments subject to market risk.
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
For over 30 years, PPG has been a defendant in lawsuits involving claims alleging personal injury from exposure to asbestos. For a description of asbestos litigation affecting the Company and the terms and status of the proposed asbestos settlement arrangement, see Note 16, “Commitments and Contingent Liabilities” to the accompanying condensed consolidated financial statements under Part I, Item 1 of this Form 10-Q.
In the past, the Company and others have been named as defendants in several cases in various jurisdictions claiming damages related to exposure to lead and remediation of lead-based coatings applications. PPG has been dismissed as a defendant from most of these lawsuits and has never been found liable in any of these cases.

Item 1A. Risk Factors
There were no material changes in the Company’s risk factors from the risks disclosed in the Company’s Form 10-K for the year ended December 31, 2013.

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
Under the PPG Deferred Compensation Plan for Directors, each director may elect to defer the receipt of all or any portion of the compensation paid to such director for serving as a PPG director. All deferred payments are held in the form of common stock equivalents. Payments out of the deferred accounts are made in the form of common stock of the Company (and cash as to any fractional common stock equivalent). In the first quarter of 2014, the directors, as a group, were credited with 9,266 common stock equivalents under this plan. The value of each common stock equivalent, when credited, ranged from $188.90 to $197.21.

Issuer Purchases of Equity Securities
The following table summarizes the Company's stock repurchase activity for the three months ended March 31, 2014:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Programs
January 2014
Repurchase program	103,708	$183.55	103,708	2,139,458
February 2014
Repurchase program	457,782	$186.24	457,782	1,681,676
March 2014
Repurchase program	490,271	$196.17	490,271	1,191,405
Total quarter ended March 31, 2014
Repurchase program	1,051,761	$188.65	1,051,761	1,191,405
______________________

(1)	These shares were repurchased under a 10 million share repurchase program approved in October 2011. This repurchase program has no expiration date.

Item 6. Exhibits
See the Index to Exhibits on Page 42.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PPG INDUSTRIES, INC.
(Registrant)

Date:	April 24, 2014	By	/s/ Frank S. Sklarsky
Frank S. Sklarsky Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

PPG Industries, Inc. and Consolidated Subsidiaries
Index to Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q.

†10.1	Separation Agreement and Release between PPG Industries, Inc. and Richard C. Elias.
†10.2	Form of Change in Control Employment Agreement entered into with executives on or after January 1, 2014.
†12	Computation of Ratio of Earnings to Fixed Charges for the Three Months Ended March 31, 2014 and for the Five Years Ended December 31, 2013.
†31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

† Filed herewith.
* Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income for the three months ended March 31, 2014 and 2013, (ii) the Condensed Consolidated Balance Sheet at March 31, 2014 and December 31, 2013, (iii) the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2014 and 2013, and (iv) Notes to Condensed Consolidated Financial Statements for the three months ended March 31, 2014.