Form 10-Q
period 2014-06-30
PPG INDUSTRIES INC
filed 2014-07-23
CIK 79879

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________________
FORM 10-Q
 ––––––––––––––––––––––––––––––––––––––––
QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended June 30, 2014
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2014, 137,834,563 shares of the Registrant’s common stock, par value $1.66-2/3 per share, were outstanding.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Income (Unaudited)
($ in millions, except per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Net sales	$4,082	$3,883	$7,718	$6,991
Cost of sales, exclusive of depreciation and amortization	2,306	2,263	4,397	4,125
Selling, general and administrative	985	925	1,885	1,671
Depreciation	84	85	173	160
Amortization	31	34	61	60
Research and development, net	126	118	246	227
Interest expense	48	47	95	100
Interest income	(13)	(9)	(25)	(19)
Asbestos settlement – net	3	3	6	6
Other charges	19	24	40	49
Other income	(31)	(29)	(56)	(51)
Income from continuing operations before income taxes	524	422	896	663
Income tax expense	125	98	214	142
Income from continuing operations	399	324	682	521
(Loss)/income from discontinued operations, net of tax	(7)	47	1,011	2,295
Net income attributable to the controlling and noncontrolling interests	392	371	1,693	2,816
Less: Net income attributable to noncontrolling interests	(6)	(30)	(45)	(65)
Net income (attributable to PPG)	$386	$341	$1,648	$2,751
Amounts attributable to PPG:
Income from continuing operations, net of tax	$393	$318	$670	$509
(Loss)/income from discontinued operations, net of tax	(7)	23	978	2,242
Net income (attributable to PPG)	$386	$341	$1,648	$2,751

Earnings per common share:
Income from continuing operations, net of tax	$2.83	$2.22	$4.82	$3.51
(Loss)/income from discontinued operations, net of tax	(0.05)	0.16	7.04	15.46
Net income (attributable to PPG)	$2.78	$2.38	$11.86	$18.97
Earnings per common share – assuming dilution:
Income from continuing operations, net of tax	$2.80	$2.19	$4.77	$3.47
(Loss)/income from discontinued operations, net of tax	(0.05)	0.16	6.97	15.29
Net income (attributable to PPG)	$2.75	$2.35	$11.74	$18.76

Dividends per common share	$0.67	$0.61	$1.28	$1.20
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Comprehensive Income (Unaudited)
($ in millions)

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Net income attributable to the controlling and noncontrolling interests	$392	$371	$1,693	$2,816
Other comprehensive income (loss), net of tax:
Defined benefit pension and other postretirement benefits	14	17	25	198
Unrealized foreign currency translation adjustments	41	(59)	58	(190)
Unrealized losses on marketable securities	—	1	—	1
Net change – derivative financial instruments	(3)	2	—	7
Other comprehensive income (loss), net of tax	$52	$(39)	$83	$16
Total comprehensive income	444	332	1,776	2,832
Less: amounts attributable to noncontrolling interests:
Net income	(6)	(30)	(45)	(65)
Unrealized foreign currency translation adjustments	(3)	8	(4)	11
Comprehensive income attributable to PPG	$435	$310	$1,727	$2,778
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheet (Unaudited)
($ in millions)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$1,986	$1,116
Short-term investments	927	629
Receivables (less allowance for doubtful accounts of $72 and $74)	3,184	2,736
Inventories	1,964	1,824
Deferred Income Taxes	430	425
Other	544	484
Total current assets	9,035	7,214
Property, plant and equipment (net of accumulated depreciation of $4,745 and $4,805)	2,777	2,876
Goodwill	2,978	3,008
Identifiable intangible assets, net	1,304	1,339
Deferred income taxes	230	491
Investments	381	393
Other assets	595	542
Total	$17,300	$15,863
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$3,691	$3,265
Asbestos settlement	792	763
Restructuring reserves	54	73
Short-term debt and current portion of long-term debt	425	34
Total current liabilities	4,962	4,135
Long-term debt	2,958	3,372
Accrued pensions	734	728
Other postretirement benefits	1,013	1,007
Asbestos settlement	252	245
Deferred income taxes	271	249
Other liabilities	789	929
Total liabilities	10,979	10,665
Commitments and contingent liabilities (Note 15)
Shareholders’ equity:
Common stock	484	484
Additional paid-in capital	983	953
Retained earnings	14,227	12,757
Treasury stock, at cost	(8,281)	(8,002)
Accumulated other comprehensive loss	(1,181)	(1,260)
Total PPG shareholders’ equity	6,232	4,932
Noncontrolling interests	89	266
Total shareholders’ equity	6,321	5,198
Total	$17,300	$15,863
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows (Unaudited)

($ in millions)	Six Months Ended June 30
	2014	2013
Operating activities:
Net income attributable to controlling and noncontrolling interests	$1,693	$2,816
Less: Income from discontinued operations	(1,011)	(2,295)
Income from continuing operations	682	521
Adjustments to reconcile net income to cash from operations:
Depreciation and amortization	234	220
Pension expense	41	74
Stock-based compensation expense	38	32
Environmental remediation charge	—	12
Equity affiliate earnings, net of dividends	7	7
Deferred income taxes	27	(32)
Cash contributions to pension plans	(10)	(28)
Restructuring cash spending	(32)	(36)
Change in certain asset and liability accounts:
Receivables	(531)	(462)
Inventories	(203)	(24)
Other current assets	(75)	(36)
Accounts payable and accrued liabilities	314	110
Noncurrent assets	(29)	16
Noncurrent liabilities	(71)	(27)
Taxes and interest payable	114	29
Other	6	43
Cash from operating activities - continuing operations	512	419
Cash (used for) from operating activities - discontinued operations	(111)	75
Cash from operating activities	401	494
Investing activities:
Capital expenditures	(232)	(149)
Business acquisitions, net of cash balances acquired	(24)	(975)
Proceeds from separation and merger of commodity chemicals business, net	—	940
Proceeds from the disposition of PPG's interest in the Transitions Optical joint venture and sunlens businesses (proceeds of $1,735, net of $110 cash divested)	1,625	—
Purchase of short-term investments	(838)	(564)
Proceeds from maturity of short-term investments	509	1,174
Payments on cross currency swap contracts	(45)	(42)
Proceeds from cross currency swap contracts	19	19
Other	9	(5)
Cash from investing activities - continuing operations	1,023	398
Cash used for investing activities - discontinued operations	(1)	(4)
Cash from investing activities	1,022	394
Financing activities:
Net change in borrowing with maturities of three months or less	(16)	(18)
Proceeds from the issuance of debt	2	1
Repayment of debt	(4)	(603)
Purchase of treasury stock	(300)	(140)
Issuance of treasury stock	41	45
Dividends paid on PPG common stock	(177)	(171)
Dividends paid on subsidiary stock to noncontrolling interests	(6)	(1)
Acquisition of noncontrolling interest	(35)	—
Other	(11)	—
Cash used for financing activities - continuing operations	(506)	(887)
Cash used for financing activities - discontinued operations	(40)	(37)
Cash used for financing activities	(546)	(924)
Effect of currency exchange rate changes on cash and cash equivalents	(7)	(27)
Net increase/(decrease) in cash and cash equivalents	870	(63)
Cash and cash equivalents, beginning of period	1,116	1,306
Cash and cash equivalents, end of period	$1,986	$1,243

Supplemental disclosures of cash flow information:
Interest paid, net of amount capitalized	106	114
Taxes paid, net of refunds	308	154
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation
The condensed consolidated financial statements included herein are unaudited and have been prepared following the requirements of the Securities and Exchange Commission and accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim reporting. Under these rules, certain footnotes and other financial information that are normally required for annual financial statements can be condensed or omitted. These statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position of PPG Industries, Inc. and its subsidiaries (the "Company" or "PPG") as of June 30, 2014, and the results of their operations for the three and six months ended June 30, 2014 and 2013 and their cash flows for the six months then ended. All intercompany balances and transactions have been eliminated. Material subsequent events are evaluated through the report issuance date and disclosed where applicable. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in PPG’s Annual Report on Form 10-K for the year ended December 31, 2013.
Revenues, expenses, assets and liabilities can vary during each quarter of the year. Accordingly, the results of operations for the three and six months ended June 30, 2014 and the trends in these unaudited condensed consolidated financial statements may not necessarily be indicative of the results to be expected for the full year.
On March 31, 2014, PPG completed the sale to Essilor International (Compagnie Generale D'Optique) SA ("Essilor") of its 51% ownership interest in its Transitions Optical joint venture and 100% of its wholly-owned sunlens business. Essilor held a 49% interest in the venture. The Company concluded that the accounting requirements for reporting the results of operations and cash flows of these divested businesses as discontinued operations were met when all regulatory approvals were completed in March 2014. The accompanying condensed consolidated statements of income for the three and six months ended June 30, 2013, the condensed consolidated statement of cash flows for the six months ended June 30, 2013, and the amounts in these notes to the condensed consolidated financial statements related to 2013 have been recast to reflect the presentation of the results of operations and cash flows of the former Transitions Optical and sunlens businesses as discontinued operations. Refer to Note 4, "Discontinued Operations", for additional information regarding this transaction.
Certain prior period amounts have been reclassified to conform to the current period presentation, including the information presented for our reportable segments (See Note 16). These reclassifications had no impact on our previously reported net income, total assets, cash flows or shareholders’ equity.

2.	New Accounting Standards

In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2014-09, “Revenue from Contracts with Customers: Topic 606”. This ASU replaces nearly all existing U.S. GAAP guidance on revenue recognition. The standard prescribes a five-step model for recognizing revenue, the application of which will require significant judgment. This standard is effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. PPG is in the process of assessing the impact the adoption of this ASU will have on its consolidated financial position, results of operations and cash flows.
In April 2014, the FASB issued an ASU that changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has or will have a major effect on an entity's operations and financial results. This standard is effective in annual periods beginning on or after December 15, 2014 with early adoption permitted. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. Upon adoption of the ASU, PPG will assess discontinued operations using the new criteria and may have to provide expanded disclosure for disposals; however, this ASU will not affect PPG's consolidated financial position, results of operations or cash flows.
In July 2013, the FASB issued an ASU that changes how certain unrecognized tax benefits are to be presented on the consolidated balance sheet. This ASU clarified existing guidance to require that an unrecognized tax benefit or a portion thereof be presented in the consolidated balance sheet as a reduction to a deferred tax asset for a net operating loss ("NOL") carryforward, similar tax loss, or a tax credit carryforward except when an NOL carryforward, similar tax loss, or tax credit carryforward is not available under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position. In such a case, the unrecognized tax benefit would be presented in the consolidated balance sheet as a liability. PPG adopted this standard in 2014, and it did not have a significant effect on PPG's consolidated financial position, results of operations or cash flows.

3.	Acquisitions
On June 30, 2014, PPG announced that it reached an agreement to acquire Consorcio Comex, S.A. de C.V. ("Comex"), an architectural and industrial coatings company headquartered in Mexico City, Mexico. Comex manufactures and sells coatings and related products in Mexico and Central America through approximately 3,600 stores that are independently owned and operated by more than 700 concessionaires. Comex also sells its products through regional retailers, wholesalers and direct sales to customers. The company has approximately 3,900 employees, eight manufacturing facilities and six distribution centers, and had sales of approximately $1 billion in 2013. The transaction is valued at $2.3 billion and is subject to regulatory approvals and customary closing conditions.
During the second quarter of 2014, PPG acquired Canal Supplies Inc., a privately-owned, Panama-based distributor of protective and marine coatings to customers in Central America, and Painter's Supply, an independent architectural paint distributor headquartered in Connecticut. In June 2014, PPG announced that it entered into agreements to acquire The Homax Group, Inc. ("Homax"), a supplier of decorative wall and ceiling texture repair products in North America and Masterwork Paint Company ("Masterwork"), an independent architectural paint distributor headquartered in Pittsburgh. The Homax and Masterwork transactions closed in July of 2014. The collective purchase price for these transactions was approximately $140 million.
In June 2014, PPG purchased an additional ownership interest in a consolidated joint venture within our protective and marine coatings business. The purchase price was approximately $35 million.
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

On April 1, 2013, PPG finalized the acquisition of the North American architectural coatings business of Akzo Nobel N.V., Amsterdam, the Netherlands ("North American architectural coatings acquisition") for $947 million, net of cash acquired of $14 million, and including a working capital adjustment. The acquisition further extended PPG’s architectural coatings business in the United States, Canada and the Caribbean. With this acquisition, PPG has expanded its reach in all three major North American architectural coatings distribution channels, including home centers, independent paint dealers and company-owned paint stores. Since April 1, 2013, the results of this acquired business have been included in the results of the architectural coatings - Americas and Asia Pacific operating segment, within the Performance Coatings reportable segment.
The following table summarizes the fair value of assets acquired and liabilities assumed as reflected in the final purchase price allocation for the North American architectural coatings acquisition.

($ in millions)
Current assets	$558
Property, plant, and equipment	184
Trademarks with indefinite lives	174
Identifiable intangible assets with finite lives	196
Goodwill	225
Other non-current assets	49
Total assets	$1,386
Current liabilities	(326)
Accrued pensions	(29)
Other post-retirement benefits	(40)
Other long-term liabilities	(44)
Total liabilities	$(439)
Total purchase price, net of cash acquired	$947

The following information reflects the net sales of PPG for the six months ended June 30, 2013 on a pro forma basis as if the North American architectural coatings acquisition had been completed on January 1, 2013.

Condensed Consolidated Pro Forma information (unaudited)
Six months ended
($ in millions)	June 30, 2013

Net sales	$7,363
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
On March 31, 2014, the Company completed the sale of its 51% ownership interest in its Transitions Optical joint venture and 100% of its optical sunlens business to Essilor. PPG received cash at closing of $1.735 billion pre-tax (approximately $1.5 billion after-tax). The cash consideration is subject to certain post-closing adjustments and transaction costs. The sale of these businesses, which were previously reported in the former Optical and Specialty Materials segment, resulted in a first quarter of 2014 pre-tax gain of $1,468 million ($946 million after-tax) reported in discontinued operations. During the first quarter of 2014, the Company recognized $522 million of tax expense on the sale, of which $262 million is deferred U.S. income tax on the foreign earnings of the sale, as PPG does not consider these earnings to be reinvested for an indefinite period of time. The pre-tax gain on this sale reflects the excess of the sum of the cash proceeds received over the net book value of the net assets of PPG's former Transitions Optical and sunlens businesses. The Company also incurred $55 million of pre-tax expense, primarily for professional services related to the sale, post-closing adjustments, costs and other contingencies under the terms of the agreements. The net gain on the sale includes these related losses and expenses.
The results of operations and cash flows of these businesses for the six months ended June 30, 2014, and the net gain on the sale, are reported as results from discontinued operations for the six months ending June 30, 2014. In prior periods presented, the results of operations and cash flows of these businesses were reclassified from continuing operations and presented as results from discontinued operations.
Essilor has also entered into multi-year agreements with PPG for the continued supply of photochromic materials and for research and development services for a period of 5 years, subject to renewal. PPG considered the significance of the revenues associated with the agreements compared to total operating revenues of the disposed businesses and determined that they were not significant.

Net sales and earnings from discontinued operations related to the Transitions Optical and sunlens transaction are presented in the table below for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2014	2013	2014	2013
Net sales	$—	$212	$247	$443
Income from operations	$—	$67	$104	$144
Net gain from divestiture of the Transitions Optical and sunlens businesses	—	—	1,468	—
Income tax expense	(7)	(20)	(561)	(40)
Income from discontinued operations, net of tax	(7)	47	1,011	104
Less: Net income attributable to non-controlling interests, discontinued operations	—	(24)	(33)	(53)
Net (loss) income from discontinued operations (attributable to PPG)	$(7)	$23	$978	$51
The major classes of assets and liabilities of the Transitions Optical and sunlens businesses included in the PPG balance sheet at December 31, 2013 were as follows:

December 31,
($ in millions)	2013
Cash	$154
Receivables	225
Inventory	68
Other current assets	13
Property, plant, and equipment	158
Goodwill	47
Other non-current assets	3
Total assets	$668
Accounts payable and accrued liabilities	(199)
Short-term debt and current portion of long-term debt	(24)
Accrued pensions	(1)
Other long-term liabilities	(10)
Noncontrolling interests	(167)
Net assets	$267

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
During the first quarter of 2013, PPG recorded a gain of $2.2 billion on the Transaction reflecting the excess of the sum of the cash proceeds received and the cost (closing stock price on January 25, 2013) of the PPG shares tendered and accepted in the exchange for the 35.2 million shares of Axiall common stock over the net book value of the net assets of PPG's former commodity chemicals business. The Transaction resulted in a net partial settlement loss of $33 million associated with the spin out and termination of defined benefit pension liabilities and the transfer of other post-retirement benefit liabilities under the terms of the Transaction. The Company also incurred $14 million of pre-tax expense, primarily for professional services related to the Transaction during the 2013 as well as approximately $2 million of net expense related to certain retained obligations and post closing adjustments under the terms of the Transaction agreements. The net gain on the Transaction includes these related losses and expenses.
The results of operations and cash flows of PPG's former commodity chemicals business for January 2013 and the net gain on the Transaction are reported as results from discontinued operations for the six months ended June 30, 2013.
PPG will continue to provide Axiall with certain transition services for up to 24 months following the closing date of the Transaction. These services include logistics, purchasing, finance, information technology, human resources, tax and payroll processing.
Net sales and earnings from discontinued operations are presented in the table below for the six months ended June 30, 2013:

Six Months Ended June 30
($ in millions)	2013
Net sales	$108
Income from operations	—
Net gain from separation and merger of commodity chemicals business	2,192
Income tax expense	(1)
Income from discontinued operations, net of tax	$2,191
Less: Net income attributable to non-controlling interests, discontinued operations	—
Net income from discontinued operations (attributable to PPG)	$2,191

5.	Inventories
Inventories include:

	June 30, 2014	December 31, 2013
($ in millions)
Finished products	$1,264	$1,156
Work in process	171	160
Raw materials	465	440
Supplies	64	68
Total	$1,964	$1,824

Most U.S. inventories are valued using the last-in, first-out method. These inventories represented approximately 38% of total inventories at June 30, 2014 and December 31, 2013. If the first-in, first-out method of inventory valuation had been used, inventories would have been $186 million and $195 million higher as of June 30, 2014 and December 31, 2013, respectively.

6.	Goodwill and Other Identifiable Intangible Assets
The change in the carrying amount of goodwill attributable to each reportable segment for the six months ended June 30, 2014 was as follows:

	Performance Coatings	Industrial Coatings	Glass	Total
($ in millions)
Balance, December 31, 2013	$2,381	$575	$52	$3,008
Acquisitions	4	—	—	4
Divestitures	—	(47)	—	(47)
Currency	12	—	1	13
Balance, June 30, 2014	$2,397	$528	$53	$2,978
The carrying amount of acquired trademarks with indefinite lives as of June 30, 2014 and December 31, 2013 totaled $500 million and $499 million, respectively.
The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and are detailed below:

	June 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
($ in millions)
Acquired technology	$527	$(388)	$139	$522	$(372)	$150
Customer-related intangibles	1,180	(587)	593	1,177	(557)	620
Trade names	128	(63)	65	127	(61)	66
Other	31	(24)	7	30	(26)	4
Balance	$1,866	$(1,062)	$804	$1,856	$(1,016)	$840
Aggregate amortization expense related to these identifiable intangible assets for the three and six months ended June 30, 2014 was $31 million and $61 million, respectively, and for the three and six months ended June 30, 2013 was $34 million and $60 million, respectively. As of June 30, 2014, estimated future amortization expense of identifiable intangible assets is as follows: $60 million for the remaining six months of 2014 and approximately $120 million in 2015, $100 million in 2016, and $90 million in each of the years 2017, 2018 and 2019.

7.	Business Restructuring

The Company records restructuring liabilities that represent charges incurred in connection with consolidations of certain operations, including operations from acquisitions, as well as headcount reduction programs. These charges consist primarily of severance and asset write-downs. The following table summarizes the 2013 restructuring charge and the reserve activity since inception and through the six months ended June 30, 2014:

($ in millions, except no. of employees)	Severance and Other Costs	Asset Write-offs	Total Reserve	Employees Impacted
Performance Coatings	$74	$5	$79	1,253
Industrial Coatings	14	—	14	165
Glass	4	—	4	14
Corporate	1	—	1	4
Total third quarter 2013 restructuring charge	$93	$5	$98	1,436
2013 activity	(27)	(5)	(32)	(645)
Foreign currency impact	4	—	4	—
Balance as of December 31, 2013	$70	$—	$70	791
2014 activity to date	(25)	—	(25)	(83)
Foreign currency impact	2	—	2	—
Balance as of June 30, 2014	$47	$—	$47	708
All actions in the 2013 restructuring plan are expected to be completed by the end of 2015. At June 30, 2014 and December 31, 2013 there was a remaining reserve of $7 million and $15 million, respectively, related to the 2012 restructuring plan. All remaining accrued amounts for the 2012 restructuring plan are expected to be paid prior to December 31, 2014.

8.	Earnings Per Common Share
The following table presents the effect of dilutive securities on the weighted average common shares outstanding included in the calculation of earnings per common share for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2014	2013	2014	2013
Weighted average common shares outstanding	138.6	143.4	138.9	145.0
Effect of dilutive securities:
Stock options	0.7	0.9	0.7	0.9
Other stock compensation plans	0.8	0.7	0.8	0.8
Potentially dilutive common shares	1.5	1.6	1.5	1.7
Adjusted weighted average common shares outstanding	140.1	145.0	140.4	146.7
There were no antidilutive outstanding stock options for the three and six month periods ended June 30, 2014 and 2013.

9.    Income Taxes

	Six Months Ended June 30,
	2014	2013
Effective tax rate	23.9%	21.4%
The effective tax rate on pre-tax income from continuing operations for the six months ended June 30, 2014 was 23.9%. The effective tax rate on pre-tax income from continuing operations for the six months ended June 30, 2014 includes tax benefits of $2 million on certain acquisition-related costs and $2 million on a pension plan settlement charge (see Note 10).
The effective tax rate on pretax income from continuing operations for the six months ended June 30, 2013 was approximately 21.4%. The effective tax rate on pretax income from continuing operations for the six months ended June 30, 2013 included tax benefits of $4 million for environmental remediation; $5 million on the settlement loss related to certain legacy pension plans and $7 million on certain acquisition-related costs. The tax rate for the first six months of 2013 also includes an after-tax benefit of $10 million for the retroactive impact of U.S. tax law changes that were enacted in early 2013.
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

10.	Pensions and Other Postretirement Benefits
Net periodic benefit cost is included in "Cost of sales, exclusive of depreciation and amortization", "Selling, general and administrative" and "Research and development" in the accompanying condensed consolidated statement of income. The net periodic benefit costs for the three and six months ended June 30, 2014 and 2013 were as follows:

	Pensions
	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
($ in millions)
Service cost	$14	$14	$27	$29
Interest cost	59	54	118	106
Expected return on plan assets	(74)	(75)	(148)	(139)
Amortization of actuarial losses	20	32	40	60
Amortization of prior service credit	(1)	—	(1)	—
Settlement losses	5	—	5	18
Net periodic pension cost	$23	$25	$41	$74
PPG does not have a mandatory contribution to make to its U.S. defined benefit pension plans in 2014. PPG expects to make mandatory contributions to its non-U.S. plans in the range of $10 million to $25 million in 2014, of which $10 million was made as of June 30, 2014. PPG expects the net periodic benefit cost, excluding settlement losses, for the full year 2014 for pension and other postretirement benefits to be approximately $72 million and $70 million, respectively.

The net periodic other postretirement benefit costs for the three and six months ended June 30, 2014 and 2013 were as follows:

	Other Postretirement Benefits
	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
($ in millions)
Service cost	$5	$5	$9	$10
Interest cost	13	13	25	25
Amortization of prior service credit	(3)	(3)	(5)	(5)
Amortization of actuarial losses	3	7	7	14
Net periodic other postretirement benefit cost	$18	$22	$36	$44

Separation and Merger
On January 28, 2013, PPG completed the separation of its commodity chemicals business and the merger of the subsidiary holding the PPG commodity chemicals business with a subsidiary of Georgia Gulf (see Note 4). PPG transferred the defined benefit pension plan and other postretirement benefit liabilities for the affected employees in the U.S., Canada, and Taiwan resulting in a net partial settlement loss of $33 million that was recorded in the first quarter of 2013 in "Income from discontinued operations". This transaction lowered the projected benefit obligation of PPG's defined benefit pension plans by approximately $550 million and the accumulated benefit obligation of the other postretirement benefit plans by approximately $165 million. In conjunction with the transaction, PPG transferred $507 million of pension assets to Axiall.
Plan Termination
As part of the separation activities related to the separation and merger transaction of the former commodity chemicals business, PPG reorganized two of its U.S. defined benefit pension plans as of January 28, 2013 into multiple plans. During the second quarter of 2014, PPG terminated one of the defined benefit pension plans containing only participants who are no longer accruing benefits, which lowered the projected benefit obligation and plan assets of PPG’s defined benefit pension plans by approximately $40 million. Additionally, PPG recorded a settlement loss of $5 million related to the termination of the plan.
Legacy Canadian settlement charges
As part of a restructuring plan announced by PPG in September 2008, PPG closed its glass manufacturing facility in Owen Sound, Ont., Canada. Under Canadian pension regulations, this plant closure resulted in a full windup of the pension plan for the former hourly employees of this plant. The settlement charge is recorded following the approval of the windup by the Canadian pension authorities and when all of the related cash contributions are completed. Cash contributions are made to plans based on estimated cash requirements and must be completed by the end of the five year period from the effective date of the windup. The full windup of the Owen Sound plan was previously approved by the Canadian pension authorities, and the Company made the final contributions to this plan in the first quarter of 2013. As a result, the Company recorded a settlement charge in the amount of $16 million related to the net unrecognized actuarial losses associated with the pension plan. There will be additional windup charges of $55-$70 million related to the Owen Sound plant closure, another Canadian location closed by PPG in 2009, and Canadian plant closures for which PPG has retained certain liabilities for pension and post-employment benefits which are expected to be incurred in 2015 and 2016. The cash contributions related to these windups is expected to total $10-$20 million in the 2014 to 2016 period.

11.	Shareholders’ Equity
The following tables present the change in total shareholders’ equity for the six months ended June 30, 2014 and 2013, respectively:

($ in millions)	Total PPG Shareholders’ Equity	Non- controlling Interests	Total
Balance, January 1, 2014	$4,932	$266	$5,198
Net income	1,648	45	1,693
Other comprehensive income, net of tax	79	4	83
Cash dividends	(177)	—	(177)
Issuance of treasury stock	52	—	52
Stock repurchase program	(300)	—	(300)
Stock-based compensation activity	24	—	24
Reduction in non-controlling interests (Notes 3 and 4)	(26)	(180)	(206)
Distribution to noncontrolling interests	—	(46)	(46)
Balance, June 30, 2014	$6,232	$89	$6,321

($ in millions)	Total PPG Shareholders’ Equity	Non- controlling Interests	Total
Balance, January 1, 2013	$4,063	$259	$4,322
Net income	2,751	65	2,816
Other comprehensive income, net of tax	27	(11)	16
Cash dividends	(171)	—	(171)
Issuance of treasury stock	60	—	60
Stock repurchase program	(140)	—	(140)
Stock-based compensation activity	14	—	14
Increase in treasury stock (Note 4)	(1,562)	—	(1,562)
Reduction in noncontrolling interests (Note 4)	—	(16)	(16)
Distribution to noncontrolling interests	—	(38)	(38)
Balance, June 30, 2013	$5,042	$259	$5,301

12.	Accumulated Other Comprehensive Loss

($ in millions)	Unrealized Foreign Currency Translation Adjustments			Pension and Other Postretirement Benefit Adjustments, net of tax			Unrealized Gain (Loss) on Derivatives, net of tax			Accumulated Other Comprehensive (Loss) Income
Balance, January 1, 2013			$6			$(1,597)			$(75)		$(1,666)
Current year deferrals to AOCI	36			—			—			36
Current year deferrals to AOCI, tax effected	(80)			330			19			269
Separation & Merger Transaction	—			33			4			37
Reclassifications from AOCI to net income	—			77			(13)			64
Net change			(44)			440			10		406
Balance, December 31, 2013			$(38)			$(1,157)			$(65)		$(1,260)
Current year deferrals to AOCI	14	(a)		—			—			14
Current year deferrals to AOCI, tax effected	40	(b)		(1)	(c)		(7)	(d)		32
Reclassifications from AOCI to net income	—			26	(c)		7	(d)		33
Net change			54			25			—		79
Balance, June 30, 2014			$16			$(1,132)			$(65)		$(1,181)
(a) - Unrealized foreign currency translation adjustments related to translation of foreign denominated balance sheets are not presented net of tax given that no deferred U.S. income taxes have been provided on the undistributed earnings of non-U.S. subsidiaries because they are deemed to be reinvested for an indefinite period of time.
(b) - The tax benefit related to unrealized foreign currency translation adjustments on tax inter-branch transactions and net investment hedges for the six months ended June 30, 2014 was $39 million.
(c) - The tax cost related to the adjustment for pension and other postretirement benefits for the six months ended June 30, 2014 was $15 million. Reclassifications from AOCI are included in the computation of net periodic pension cost (See Note 10, "Pension and Other Postretirement Benefits").
(d) - The tax cost related to the change in the unrealized gain on derivatives for the period ended June 30, 2014 was insignificant. Reclassifications from AOCI are included in the gain or loss recognized on cash flow hedges (See Note 13, "Financial Instruments, Hedging Activities and Fair Value Measurements").

13.	Financial Instruments, Hedging Activities and Fair Value Measurements
Financial instruments include cash and cash equivalents, short-term investments, cash held in escrow, marketable equity securities, accounts receivable, company-owned life insurance, accounts payable, short-term and long-term debt instruments, and derivatives. The fair values of these financial instruments approximated their carrying values at June 30, 2014 and December 31, 2013, in the aggregate, except for long-term debt instruments.
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

Fair Value Hedges

PPG designates forward currency contracts as hedges against the Company’s exposure to future changes in fair value of certain firm sales commitments denominated in foreign currencies. Interest rate swaps have been used from time to time to manage the Company's exposure to changing interest rates. When outstanding, the interest rate swaps were designated as fair value hedges and were recorded at fair value. In prior years, PPG settled interest rate swaps and received cash. There were no interest rate swaps outstanding as of June 30, 2014 and December 31, 2013.

However, the fair value adjustment of the debt at the time the interest rates swaps were settled is still being amortized as a reduction to interest expense over the remaining term of the related debt.

PPG has entered into renewable equity forward arrangements to hedge the impact to PPG's income from continuing operations for changes in the fair value of 1,388,889 shares of PPG stock that are to be contributed to the asbestos settlement trust as discussed in Note 15, “Commitments and Contingent Liabilities.” This financial instrument is recorded at fair value as an asset or liability and changes in the fair value of this financial instrument are reflected in the “Asbestos settlement – net” caption of the accompanying condensed consolidated statement of income. The total principal amount payable for these shares is $62 million. PPG will pay to the counterparty interest based on the principal amount and the counterparty will pay to PPG an amount equal to the dividends paid on these shares during the period this financial instrument is outstanding. The difference between the principal amount and any amounts related to unpaid interest or dividends and the current market price for these shares, adjusted for credit risk, represents the fair value of the financial instrument as well as the amount that PPG would pay or receive if the counterparty chose to net settle the financial instrument. Alternatively, the bank may, at its option, require PPG to purchase the shares covered by the arrangement at the principal amount adjusted for unpaid interest and dividends as of the date of settlement. As of June 30, 2014 and December 31, 2013, the fair value of this contract was an asset of $236 million and $207 million, respectively.

Cash Flow Hedges

PPG designates certain foreign currency forward contracts and forward starting swaps as cash flow hedges of the Company’s exposure to variability in exchange rates on intercompany and third party transactions denominated in foreign currencies and interest rates. As of June 30, 2014 and December 31 2013, the fair value of all foreign currency forward contracts designated as cash flow hedges was a net liability of $33 million and a net asset of $8 million, respectively.

The Company entered into forward starting swaps in 2009 and 2010 to effectively lock-in a fixed interest rate for future debt refinancings with an anticipated term of ten years based on the ten year swap rate, to which was added a corporate spread. The swaps had a total notional amount of $400 million and were settled on July 30, 2012, resulting in a cash payment of $121 million, which is being amortized to interest expense over the remaining term of the ten-year debt. As of June 30, 2014, the amount of loss recorded in AOCI was $98 million.

Net Investment Hedges

PPG uses cross currency swaps, foreign currency forward contracts and euro-denominated debt to hedge a portion of its net investment in its European coatings operations. In 2008, PPG entered into U.S. dollar to euro cross currency swap contracts with a total notional amount of $1.16 billion, of which $600 million of contracts were settled in June 2012 with PPG receiving $1 million in cash. The remaining outstanding contracts of $560 million are expected to be settled in March 2018. On settlement of the remaining outstanding contracts, PPG will receive $560 million U.S. dollars and pay euros to the counterparties to the contracts. During the term of these contracts, PPG will receive semiannual payments in March and September of each year based on U.S. dollar, long-term fixed interest rates, and PPG will make annual payments in March of each year to the counterparties based on euro, long-term fixed interest rates. As of June 30, 2014 and December 31, 2013, the fair value of these contracts was a net liability of $100 million and $120 million, respectively.

At June 30, 2014 and December 31, 2013, PPG had €300 million of euro-denominated borrowings designated as a net investment hedge of a portion of the Company's European operations. The fair value of these instruments at June 30, 2014 and December 31, 2013 was $423 million and $429 million, respectively.

As of June 30, 2014, PPG had approximately $520 million of foreign currency forward contracts outstanding that hedged an additional portion of its net investment in its European coatings operations. The fair value of these instruments was a liability of $6 million at June 30, 2014.

As of June 30, 2014 and December 31, 2013, the Company had accumulated pre-tax unrealized translation losses in AOCI of $34 million and $35 million, respectively, related to the euro-denominated borrowings, foreign currency forward contracts and the cross currency swaps.

PPG’s policies do not permit speculative use of derivative financial instruments. PPG enters into derivative financial instruments with high credit quality counterparties and diversifies its positions among such counterparties in order to reduce its exposure to credit losses. The Company did not realize a credit loss on derivatives during the three and six month periods ended June 30, 2014 or 2013.

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

No derivative instrument initially designated as a hedge instrument was undesignated or discontinued as a hedging instrument during the three and six month periods ended June 30, 2014 and June 30, 2013. Additionally, no amounts deferred in AOCI were reclassified to income from continuing operations during the three and six month periods ended June 30, 2014 or 2013 related to hedges of anticipated transactions that were no longer expected to occur.

The following table provides details for the six months ended June 30, 2014 related to PPG's hedging activities. All dollar amounts are shown on a pre-tax basis.

($ in Millions)	June 30, 2014
Hedge Type	Gain (Loss) Deferred in OCI	Gain (Loss) Recognized
		Amount	Caption
Fair Value
Interest rate swaps	Not applicable	$4	interest expense
Foreign currency forward contracts	Not applicable	1	Sales
Equity forward arrangements	Not applicable	29	Asbestos - net
Total Fair Value		$34
Cash Flow
Forward starting swaps	—	$(6)	Interest expense
Foreign currency forward contracts (a)	(12)	(5)	Other charges
Total Cash Flow	$(12)	$(11)
Net Investment
Cross currency swaps	$(6)	$—	Other charges
Foreign currency forward contracts	5	—	Other charges
Foreign denominated debt	2	Not applicable
Total Net Investment	$1	$—

(a) The ineffective portion related to this item was $4 million of expense.

The following table provides details for the six months ended June 30, 2013 related to PPG's hedging activities. All amounts are shown on a pre-tax basis:

($ in Millions)	June 30, 2013
Hedge Type	Gain (Loss) Deferred in OCI	Gain (Loss) Recognized
		Amount	Caption
Fair Value
Interest rate swaps	Not applicable	$6	interest expense
Equity forward arrangements	Not applicable	16	Asbestos - net
Total Fair Value		$22
Cash Flow
Forward starting swaps	—	(6)	Interest expense
Foreign currency forward contracts (a)	22	23	Other charges
Total Cash Flow	$22	$17
Net Investment
Cross currency swaps	$12	$—
Foreign denominated debt	5	Not applicable
Total Net Investment	$17	$—
(a) The ineffective portion related to this item was $4 million of expense.
Fair Value Measurements

The Company follows a fair value measurement hierarchy to measure its assets and liabilities. As of June 30, 2014 and December 31, 2013, the assets and liabilities measured at fair value on a recurring basis were cash equivalents, equity securities and derivatives. In addition, the Company measures its pension plan assets at fair value (see Item 8. Financial Statements and Supplementary Data - Note 13, "Pensions and Other Postretirement Benefits" in the Company's 2013 Annual Report on Form 10-K for further details). The Company's financial assets and liabilities are measured using inputs from the following three levels:
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
Level 3 inputs are unobservable inputs employed for measuring the fair value of assets or liabilities. The Company does not have any recurring financial assets or liabilities that are recorded in its consolidated balance sheets as of June 30, 2014 and December 31, 2013 that are classified as Level 3 inputs.

Assets and liabilities reported at fair value on a recurring basis:

	June 30, 2014
($ in Millions)	Level 1	Level 2	Level 3
Assets:
Other current assets:
Marketable equity securities	$5	$—	$—
Foreign currency forward contracts	—	4	—
Equity forward arrangement	—	236	—
Investments:
Marketable equity securities	73	—	—
Liabilities:
Accounts payable and accrued liabilities:
Foreign currency forward contracts	—	37	—
Other liabilities:
Cross currency swaps	—	100	—
Foreign currency forward contracts	—	4	—

	December 31, 2013
($ in Millions)	Level 1	Level 2	Level 3
Assets:
Short-term investments:
Commercial paper and certificates of deposit	$—	$50	$—
Other current assets:
Marketable equity securities	5	—	—
Foreign currency forward contracts	—	25	—
Equity forward arrangement	—	207	—
Investments:
Marketable equity securities	70	—	—
Other assets:
Foreign currency forward contracts	—	2	—
Liabilities:
Accounts payable and accrued liabilities:
Foreign currency forward contracts	—	7	—
Other liabilities:
Cross currency swaps	—	120	—
Foreign currency forward contracts	—	11	—
Long-Term Debt
PPG's long-term debt (excluding capital lease obligations) had carrying and fair values totaling $3,340 million and $3,749 million, respectively, as of June 30, 2014. Long-term debt (excluding capital lease obligations) had carrying and fair values totaling $3,346 million and $3,683 million, respectively, as of December 31, 2013. The fair values of the debt instruments were based on discounted cash flows and interest rates then currently available to the Company for instruments of the same remaining maturities and were measured using level 2 inputs.
Assets and liabilities reported at fair value on a nonrecurring basis:
There were no significant adjustments to the fair value of nonmonetary assets or liabilities during the six months ended June 30, 2014, or for the year ended December 31, 2013.

14.	Stock-Based Compensation
The Company’s stock-based compensation includes stock options, restricted stock units (“RSUs”) and grants of contingent shares that are earned based on achieving targeted levels of total shareholder return. All current grants of stock options, RSUs and contingent shares are made under the PPG Industries, Inc. Amended and Restated Omnibus Incentive Plan (the “PPG Amended Omnibus Plan”), which was amended and restated effective April 21, 2011. Shares available for future grants under the PPG Amended Omnibus Plan were 6.2 million as of June 30, 2014.
Total stock-based compensation expense was $20 million and $38 million for the three and six months ended June 30, 2014, respectively, and $17 million and $32 million for the three and six months ended June 30, 2013, respectively. The increase in 2014 stock-based compensation expense compared to 2013 stock-based compensation expense is due to the performance of our businesses meeting or exceeding certain performance targets, including total shareholder return performance targets related to PPG’s common stock.
The total income tax benefit recognized in the accompanying condensed consolidated statement of income related to the stock-based compensation was $7 million and $13 million for the three and six months ended June 30, 2014, respectively, and $6 million and $11 million for the three and six months ended June 30, 2013.
The following are the details of grants of stock-based compensation during the six months ended June 30, 2014 and 2013.

	2014		2013
Grant Details	Shares	Fair Value	Shares	Fair Value
Stock options	358,051	$43.05	519,299	$27.36
Restricted stock units	126,746	$180.38	178,506	$124.74
Contingent shares (a)	38,821	$187.06	49,293	$134.72
(a) The number of contingent shares represents the target value of the award.
Stock options are generally exercisable beginning from six to 48 months after being granted and have a maximum term of 10 years. Compensation expense for stock options is recorded over the vesting period based on the fair value on the date of grant. The fair value of the stock option grants issued in the six months ended June 30, 2014 was calculated with the following weighted average assumptions:

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
Foreign Tax Matter
In June of 2014, PPG received a notice from a Foreign Tax Authority (“FTA”) inviting the Company to pay interest totaling approximately $70 million for failure to withhold taxes on a 2009 intercompany dividend. Prior to the payment of the dividend, PPG obtained a ruling from the FTA which indicated that the dividend was tax-exempt and eligible for a simplified no-withholding procedure provided that certain administrative criteria were met. The FTA is now asserting that PPG did not meet all of the administrative criteria for the simplified procedure, and consequently taxes should have been withheld by the dividend payer, which would have made the dividend recipient eligible for a refund.  The Company disagrees with the FTA's assertion. The notice from the FTA is not a formal assessment, and PPG plans to vigorously defend against any assessment that may be received.
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

In addition, similar to what was contemplated by the second amended PC plan of reorganization, the channeling injunction will not extend to claims against PPG alleging personal injury caused by asbestos on premises owned, leased or occupied by PPG (so called “premises claims”), which generally have been subject to the stay imposed by the Bankruptcy Court, although motions to lift the stay as to individual premises claims have been granted from time to time. Historically, a small proportion of the claims against PPG and its subsidiaries have been premises claims, and based upon review and analysis, PPG believes that the number of premises claims currently comprises less than 2% of the total asbestos related claims against PPG. Beginning in late 2006, the Bankruptcy Court lifted the stay with respect to certain premises claims against PPG. As a result, PPG and its primary insurers have settled approximately 545 premises claims. PPG’s insurers agreed to provide insurance coverage for a major portion of the payments made in connection with the settled claims, and PPG accrued the portion of the settlement amounts not covered by insurance. Primarily as a result of motions practice in the Bankruptcy Court with respect to the application of the stay to premises claims, PPG faces approximately 360 active premises claims. PPG is currently engaged in the process of settling or otherwise resolving approximately 100 of these claims. Of the remaining 260 active premises claims, approximately 120 such claims have been initiated in lawsuits filed in various state courts, primarily in Louisiana, West Virginia, Ohio, Illinois, and Pennsylvania, and are the subjects of active litigation and are being defended by PPG. PPG believes that any financial exposure resulting from such premises claims, taking into account available insurance coverage, will not have a material adverse effect on PPG’s consolidated financial position, liquidity or results of operations.
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
PPG’s obligation under the 2009 PPG Settlement Arrangement at December 31, 2008 was $162 million less than the amount that would have been due under the 2002 PPG Settlement Arrangement. This reduction is attributable to a number of negotiated provisions in the 2009 PPG Settlement Arrangement, including the provisions relating to the channeling injunction under which PPG retains liability for any non-PC Relationship Claims. PPG will retain such amount as a reserve for asbestos-related claims that will not be channeled to the Trust, as this amount represents PPG’s best estimate of its liability for these claims. PPG does not have sufficient current claim information or settlement history on which to base a better estimate of this liability, in light of the fact that the Bankruptcy Court’s stay has been in effect since 2000. As a result, PPG’s reserve at June 30, 2014 and December 31, 2013 for asbestos-related claims that will not be channeled to the Trust is $162 million. This amount is included within "Other liabilities" on the accompanying consolidated balance sheets. In addition, under the 2009 PPG Settlement Arrangement, PPG will retain for its own account rights to recover proceeds from certain historical insurance assets, including policies issued by non-participating insurers. Rights to recover these proceeds would have been assigned to the Trust by PPG under the 2002 PPG Settlement Arrangement.
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
Of the total obligation of $1,044 million under the 2009 PPG Settlement Arrangement at June 30, 2014, $792 million is reported as a current liability and $252 million is reported as a non-current liability in the accompanying condensed consolidated balance sheet. The future accretion of the noncurrent portion of the liability will total $88 million and be reported as expense in the condensed consolidated statement of income over the period through 2023, as follows (in millions):

Remainder of 2014	$7
2015	14
2016 – 2023	67
Total	$88
The following table summarizes the impact on PPG’s financial statements for the three and six months ended June 30, 2014 and 2013 resulting from the 2009 PPG Settlement Arrangement including the change in fair value of the stock to be transferred to the Trust and the equity forward instrument (see Note 13, “Financial Instruments, Hedging Activities and Fair Value Measurements”) and the increase in the net present value of the future payments to be made to the Trust.

($ in millions)	Three Months Ended June 30		Six Months Ended June 30
Increase (decrease) in expense	2014	2013	2014	2013

Change in fair value:
PPG stock	$23	$16	$28	$15
Equity forward instrument	(23)	(17)	(29)	(16)
Accretion of asbestos liability	3	4	7	7
Asbestos settlement – net expense	$3	$3	$6	$6
The fair value of the equity forward instrument is included as an "Other current asset" as of June 30, 2014 and December 31, 2013 in the accompanying condensed consolidated balance sheet. Payments under the fixed payment schedule require annual payments that are due each June. The current portion of the asbestos settlement liability included in the accompanying condensed consolidated balance sheet as of June 30, 2014 consists of all such payments required through June 2015, the fair value of PPG’s common stock and the value of PPG’s investment in Pittsburgh Corning Europe. The net present value of the remaining payments due is included in the long-term asbestos settlement liability in the accompanying condensed consolidated balance sheet as of June 30, 2014.
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
As of June 30, 2014 and December 31, 2013, PPG had reserves for environmental contingencies totaling $268 million and $337 million, respectively, of which $143 million and $133 million were classified as a current liability as of June 30, 2014 and December 31, 2013, respectively. The reserve at June 30, 2014 included $164 million for environmental contingencies associated with PPG’s former chromium manufacturing plant in Jersey City, N.J. and associated sites (“New Jersey Chrome”) and $104 million for other environmental contingencies, including National Priority List sites and legacy glass and chemical manufacturing sites. The reserve at December 31, 2013 included $231 million for environmental contingencies associated with New Jersey Chrome and $106 million for other environmental contingencies, including National Priority List sites and legacy glass and chemical manufacturing sites.
Pre-tax charges against income for environmental remediation costs totaled $3 million and $5 million, respectively, for the three and six months ended June 30, 2014, and $2 million and $15 million, respectively, for the three and six months ended June 30, 2013, and are included in "Other charges" in the accompanying condensed consolidated statement of income. Included in the six months ended June 30, 2013 environmental remediation expense is a charge of $12 million for remediation costs at a legacy chemical manufacturing site in Barberton, Ohio. Cash outlays related to all environmental remediation aggregated $48 million and $75 million, respectively, for the three and six months ended June 30, 2014, and $24 million and $51 million, respectively, for the three and six months ended June 30, 2013.
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
The liability for remediation of the New Jersey Chrome sites totals $164 million at June 30, 2014. The major cost components of this liability continue to be related to transportation and disposal of impacted soil as well as construction services. These components account for approximately 48% and 41% of the accrued amount, respectively, as of June 30, 2014. The accrued liability also includes estimated costs for water treatment, engineering and project management.
Although the majority of PPG’s remedial responsibilities for source removal and soil remediation will be satisfied by the December 1, 2015 deadline under the JCO, there will be remedial activity at other multi-party sites, such as, sewer sites and a refinery shared with other potentially responsible parties that will continue beyond 2015. In addition, information will continue to be generated from the ongoing groundwater remedial investigation activities related to New Jersey Chrome and will be incorporated into a final draft remedial action work plan for groundwater expected to be submitted to NJDEP in 2015. Groundwater remediation is expected to occur over several years after agency approval of the work plan.
As described above, there are multiple future events yet to occur, including further remedy selection and design, remedy implementation and execution, the obtaining of required approvals from applicable governmental agencies or community organizations and the final draft remedial action work plan for groundwater to be submitted to NJDEP in 2015. Considerable uncertainty exists regarding the timing of these future events for the New Jersey Chrome sites. Final resolution of these events is expected to occur over the next two years. As these events occur and to the extent that the cost estimates of the environmental remediation remedies change, the existing reserve for this environmental remediation will be adjusted.
Remediation: Reasonably Possible Matters
In addition to the amounts currently reserved for environmental remediation, the Company may be subject to loss contingencies related to environmental matters estimated to be as much as $100 million to $200 million. Such unreserved losses are reasonably possible but are not currently considered to be probable of occurrence. These reasonably possible unreserved losses relate to environmental matters at a number of sites, including about one third each related to: i) additional costs at New Jersey Chrome ii) legacy glass sites and iii) a number of other sites, including legacy chemical manufacturing sites and multi-party superfund sites. The loss contingencies related to these sites include significant unresolved issues such as the nature and extent of contamination at these sites and the methods that may have to be employed to remediate them.
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
The impact of evolving programs, such as natural resource damage claims, industrial site re-use initiatives and state remediation programs, also adds to the present uncertainties with regard to the ultimate resolution of this unreserved exposure to future loss. The Company’s assessment of the potential impact of these environmental contingencies is subject to considerable uncertainty due to the complex, ongoing and evolving process of investigation and remediation, if necessary, of such environmental contingencies, and the potential for technological and regulatory developments.
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

Other Matters
The Company accrues for product warranties at the time the products are sold based on historical claims experience. As of June 30, 2014 and December 31, 2013, the reserve for product warranties were $12 million and $10 million, respectively. Pretax charges against income for product warranties and the related cash outlays were not material for the three and six months ended June 30, 2014 and 2013.
The Company had outstanding letters of credit and surety bonds of $111 million and guarantees of $52 million as of June 30, 2014. The Company does not believe any loss related to such guarantees is likely.

16.	Reportable Business Segment Information
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
Under the new segment reporting structure, the Company’s reportable business segments have changed from the five segments of Performance Coatings, Industrial Coatings, Architectural Coatings-Europe, Middle East and Africa, Optical and Specialty Materials and Glass to the following three segments: Performance Coatings, Industrial Coatings and Glass. The segment financial results of the former Architectural Coatings-Europe, Middle East and Africa segment are now included in the Performance Coatings segment along with the architectural coatings - Americas and Asia Pacific businesses, and the financial results of what remains of the former Optical and Specialty Materials segment, which is now named specialty coatings and materials, are included in the Industrial Coatings segment. The operating segments have been aggregated based on economic similarities, the nature of their products, production processes, end-use markets and methods of distribution. The prior year information has been adjusted to conform to the new segment reporting structure.
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
Reportable segment net sales and segment income for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
($ in millions)
Net sales:
Performance Coatings	$2,343	$2,259	$4,350	$3,837
Industrial Coatings	1,450	1,355	2,813	2,629
Glass	289	269	555	525
Total (a)	$4,082	$3,883	$7,718	$6,991
Segment income:
Performance Coatings	$373	$324	$621	$516
Industrial Coatings	257	218	488	416
Glass	11	8	15	13
Total	641	550	1,124	945
Legacy items (b)	(11)	(11)	(21)	(57)
Acquisition-related costs (c)	(3)	(19)	(6)	(25)
Interest expense, net of interest income	(35)	(38)	(70)	(81)
Other unallocated corporate expense – net (d)	(68)	(60)	(131)	(119)
Income from continuing operations before income taxes	$524	$422	$896	$663

(a)	Intersegment net sales for the three and six months ended June 30, 2014 and 2013 were not material.

(b)
Legacy items include current costs related to former operations of the Company, including pension and other postretirement benefit costs, certain charges for legal matters and environmental remediation costs, and certain charges which are considered to be unusual or non-recurring, including the earnings impact of the proposed asbestos settlement. Legacy items also include equity earnings from PPG’s approximate 40% investment in the former automotive glass and services business. The expense for the six months ended June 30, 2013 includes nonrecurring environmental remediation pre-tax charges of $12 million. The expense for the six months ended June 30, 2013 also includes a pre-tax charge of $18 million for the settlement losses related to certain legacy Canadian glass pension plans.

(c)
Includes advisory, legal, accounting, valuation and other professional or consulting fees incurred in connection with acquisition activity. In addition, for the three and six months ended June 30, 2013, the expense includes flow-through costs of sales of the step up to fair value of inventory acquired primarily from the North American architectural coatings business acquisition.

(d)	The three and six months ended June 30, 2014 includes a pre-tax charge of $5 million for the settlement of a U.S. defined benefit pension plan.

17.	Subsequent Event

On July 18, 2014, PPG reached a definitive agreement to sell substantially all of the assets of its Mt. Zion, Illinois, glass manufacturing facility to automotive glass manufacturer Fuyao Glass America Inc. The sale is expected to close in the third quarter 2014, subject to customary closing conditions.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Discontinued Operations
On March 31, 2014, the Company completed the sale of its 51% ownership interest in its Transitions Optical joint venture and 100% of its sunlens business to Essilor International (Compagnie Generale D'Optique) SA ("Essilor"). The results of operations and cash flows of these businesses for the 2014 period prior to the sale and the net gain on the sale are reported as results from discontinued operations for the six months ended June 30, 2014. For prior periods presented, the results of operations and cash flows of these businesses have been reclassified from continuing operations and presented as results from discontinued operations.
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
See Note 4, "Discontinued Operations" in Item 1 - Financial Statements, for additional information relating to these transactions.
Performance in Second Quarter of 2014 Compared to Second Quarter of 2013
Performance Overview
Net sales increased $199 million, or 5% from the second quarter of 2014, to $4,082 million primarily due to higher sales volumes (3%), higher selling prices (1%) and positive currency translation (1%). All three reportable segments achieved higher year-over-year volumes with all major regions delivering similar growth against strengthening prior year comparable amounts. Volume growth was strongest in PPG's automotive original equipment manufacturer ("OEM"), industrial and specialty coatings and materials businesses. Conversely, marine new-build volumes declined moderately year-over-year, but were stable versus the sequential quarter, and packaging coatings volumes in Europe remained negative. Selling prices improved modestly with a focus on offsetting wage, transportation and energy cost inflation. Currency translation was a modest benefit to sales, but translation impacts varied by currency. Versus the prior year, the euro strengthened against the U.S. dollar, but many other emerging region currencies weakened against the dollar.
Aggregate global coatings segment volumes improved 3 percent year-over-year, with volumes advancing by a similar percentage in each major region. We experienced normal sequential quarterly improvement trends in most businesses that have a seasonal sales pattern. Overall seasonally adjusted coatings demand remained fairly consistent sequentially with the first quarter level, with the year-over-year growth rate difference due to a strengthening prior year comparable figure in the second quarter of 2013.

Sales volumes grew 3 percent year-over-year in the United States and Canada continuing a multi-quarter trend of growth, reflecting the continuing, moderate economic improvement in the region. Most PPG businesses delivered higher volumes led by automotive OEM. Many of the industrial coatings and specialty coatings and materials end-use markets also provided solid growth contributions. Year-over-year European sales volumes also advanced 3 percent. The growth rate was down slightly versus the first quarter of 2014 growth of 4 percent but was matched against a more difficult comparison period as European sales performance improved in each quarter during 2013. Overall recovery demand trends in the region remained favorable but mixed, with differences continuing by country and end-use market. In general, growth trends were broader in the second quarter versus the first quarter of 2014, as more PPG businesses achieved sales volume gains in the recently completed quarter, led by automotive OEM. Emerging region sales volume growth accelerated versus prior quarters, aided by a less negative marine new-build impact stemming from stabilizing trends in that end-use market. Excluding the marine new-build impact, emerging region second quarter sales volumes grew by 4 percent year-over-year, a pace of growth consistent with recent quarters, reflecting PPG’s continued expansion in these regions. By region, growth accelerated in Asia, including both China and India. This was offset by lower Latin American volumes as continued growth in Mexico was more than offset by declines in Brazil.
Cost of sales, exclusive of depreciation and amortization, increased $43 million, or 2% from the second quarter of 2013, to $2,306 million primarily due increased sales volumes offset by lower manufacturing costs. Cost of sales as a percentage of sales decreased to 56.5% in the second quarter of 2014 from 58.3% in the second quarter of 2013.
Selling, general and administrative expenses increased $60 million, or 6% from the second quarter of 2013, to $985 million primarily due to overhead cost inflation partly offset by the impact of our continued focus on increased productivity and efficiency, including impacts of restructuring actions. Selling, general and administrative expenses increased as a percent of sales to 24.1% in the second quarter of 2014 from 23.8% in the second quarter of 2013.
The reported effective tax rate on pre-tax earnings from continuing operations for the quarter ended June 30, 2014 was 23.9% compared to 23.2% in the second quarter of 2013. Excluding certain non-recurring items, we expect our full year adjusted 2014 effective tax rate on pre-tax earnings from continuing operations to be in the range of 23.5% to 24.5%. Because of the differences in the tax rates in the countries in which we operate, a shift in the geographic mix of earnings will impact our overall ongoing tax rate. See the Regulation G reconciliation below for details of PPG's adjusted effective tax rate from continuing operations.
Diluted earnings-per-share for the three months ended June 30, 2014 were $2.75, comprised of net income from continuing operations of $2.80 and a net loss from discontinued operations of $0.05. These diluted earnings per share from continuing operations compare to diluted earnings-per-share from continuing operations of $2.19 for the three months ended June 30, 2013. The increase in diluted earnings-per-share from continuing operations was due to the higher earnings aided by the benefits of prior cash deployment, as the achievement of targeted synergies has combined with the implementation of our restructuring plans. Also, the Company is benefiting from shares repurchased in 2013 as well as the over 1.6 million shares of stock repurchased during 2014.
During the second quarter of 2014, we continued to execute on our strategic initiatives, including earnings-accretive cash deployment, including the June 30th announcement of the agreement to acquire Comex in a transaction valued at $2.3 billion. Comex is one of the highest quality coatings companies in the world, and one which is very complementary geographically to PPG. We also recently completed several other bolt-on acquisitions, including Homax, Canal Supplies Inc., Masterwork and Painter’s Supply.
Looking ahead, the third quarter is traditionally a slower quarter seasonally than the second quarter; however, we anticipate many of the same factors that led to our earnings growth year-to-date will continue. We still remain highly focused on deploying our strong cash position and balance sheet on additional earnings accretion uses. We anticipate generally consistent global rates of expansion. We expect that our geographic diversity coupled with our previous structural cost reductions will allow us to continue to provide earnings leverage from the increased global demand.
Regulation G Reconciliation – Results from Operations
PPG believes investors’ understanding of the Company’s operating performance is enhanced by the disclosure of net income before income taxes, PPG's effective income tax rate, tax expense, net income from continuing operations and earnings per diluted share adjusted for nonrecurring charges. PPG’s management considers this information useful in providing insight into the Company’s ongoing operating performance because it excludes the impact of items that cannot reasonably be expected to recur on an ongoing basis. PPG’s management considers this information useful in providing insight into the company’s ongoing operating performance because it excludes the impact of items that cannot reasonably be expected to recur on an ongoing basis. Income before income taxes, the effective tax rate, tax expense, net income from continuing operations and earnings per diluted share adjusted for these items are not recognized financial measures determined in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") and should not be considered a substitute for income before income taxes, the effective tax rate, tax expense, net income from continuing operations or earnings per diluted share or other financial measures as computed in accordance with U.S. GAAP. In addition, adjusted income before income taxes, adjusted effective tax rate, adjusted tax expense, adjusted net income from continuing operations and adjusted earnings per diluted share from continuing operations may not be comparable to similarly titled measures as reported by other companies.
The effective tax rate from continuing operations is reconciled to the adjusted effective tax rate from continuing operations below:

Three months ended June 30, 2014
(Millions, except per share amounts)	Income Before Income Taxes	Tax Expense	Effective Tax Rate
Effective tax rate, continuing operations	524	125	23.9%
Includes:
Charges related to business acquisitions	3	1	37.6%
U.S. pension plan settlement charge	5	2	37.6%
Adjusted effective tax rate, continuing operations, excluding certain charges	$532	$128	24.1%

Three months ended June 30, 2013
(Millions, except per share amounts)	Income Before Income Taxes	Tax Expense	Effective Tax Rate
Effective tax rate, continuing operations	$422	$98	23.2%
Includes:
Charges related to business acquisitions	19	6	31.6%
Adjusted effective tax rate, continuing operations, excluding certain charges	$441	$104	23.6%
Net income (attributable to PPG) and earnings-per-share – assuming dilution (attributable to PPG) are reconciled to adjusted net income (attributable to PPG) and adjusted earnings-per-share – assuming dilution below:

Three Months ended June 30, 2014	Continuing Operations
(Millions, except per share amounts)	Net Income	EPS
Net income (attributable to PPG)	$393	$2.80
Net income (attributable to PPG) includes:
U.S. pension plan settlement charge	3	0.02
Acquisition-related costs	2	0.01
Adjusted net income	$398	$2.83

Three Months ended June 30, 2013	Continuing Operations
(Millions, except per share amounts)	Net Income	EPS
Net income (attributable to PPG)	$318	$2.19
Net income (attributable to PPG) includes:
Acquisition-related costs	13	0.09
Adjusted net income	$331	$2.28

Performance of Reportable Business Segments
In the first quarter of 2014, PPG changed its reportable business segment structure from the five segments of Performance Coatings, Industrial Coatings, Architectural Coatings - Europe, Middle East and Africa (EMEA), Optical and Specialty Materials and Glass to three segments. The three reportable business segments and their respective businesses are as follows:

•	Performance Coatings - aerospace, architectural coatings Americas and Asia-Pacific, architectural coatings-EMEA, automotive refinish, and protective and marine coatings

•	Industrial Coatings - automotive OEM coatings, industrial coatings, packaging coatings, and specialty coatings and materials

•	Glass - fiber glass and flat glass
Performance Coatings
Performance Coatings net sales increased $84 million, or 4% from the second quarter of 2013, to $2,343 million primarily due to higher selling prices reflecting actions implemented to offset cost inflation, improved volumes and modest acquisition-related sales impacts. Aggregate currency translation impacts were also favorable, although the impacts by individual currencies were mixed. The anniversary of the North American architectural coatings acquisition was April 1, so the sales from that acquired business are no longer categorized as acquisition-related. Segment sales volumes improved 1% year-over-year with increases in most businesses, partially offset by slight declines in protective and marine coatings. From a regional perspective, year-over-year volume trends improved in each business in Europe and volume gains were also achieved in the U.S. and Canada. Overall segment growth occurred in Asia, net of slight marine new-build declines, but year-over-year sales volumes were lower in Latin America, primarily Brazil. PPG realized strong segment income contributions on the modest sales volume improvement, stemming from a favorable geographical earnings mix and an overall lower cost base for the businesses that comprise the segment.
Architectural coatings EMEA was the primary contributor to higher net sales in Europe, as volumes improved low-single-digit percentages in comparison to strengthening prior year levels. Normal seasonal sales improvements occurred. Activity levels remained inconsistent within the region with several countries still not experiencing any notable recovery; however, overall regional demand improvement was somewhat more uniform in comparison with the first quarter of 2014. Overall European architectural coatings market recovery trends remain favorable, with lower sales expected in the third quarter stemming from the traditional seasonality of the business and region.
Aerospace and automotive refinish both delivered higher sales year-over-year. Global aerospace industry demand continues to expand. The automotive refinish business experienced continued expansion in Asia and solid gains in the developed regions, including Europe where partial demand recovery continues. These trends are expected to continue for both businesses in the third quarter of 2014.
Aggregate protective and marine coatings year-over-year net sales were lower, including slight declines in marine new-build sales partly offset by protective coatings growth. This business is expected to deliver volume growth in the third quarter, with higher protective coatings sales and stable marine demand.
North American architectural coatings net sales in local currencies increased year-over-year by low-single digit percentages. Sales results remained mixed by architectural distribution channel, with mid-single digit percentage growth in the national retail channel, including benefits from several new product introductions over the past 12 months. The most notable new products included our new Olympic Elite® stain and expanded Rescue IT! ™ product. Additionally, the segment began to benefit in the quarter from our Ralph Lauren® product line and extension of our Glidden professional paint line-up, both of which were being positioned in our customer’s national store footprint throughout the quarter.
Same store sales for PPG's legacy company-owned stores improved mid-single digit percentages year-over-year, but was offset by reduced sales from acquired stores due to planned redundant or non-profitable store closures, most of which occurred in the second half of 2013. The closure of these stores was an important activity in increasing the profitability of the acquired business, and we have continued to pace ahead of our projected synergy and profitability targets for the acquired business. Sales to independent distributors improved slightly overall, with mixed results within the region.
Continued, modest North American architectural coatings market demand growth is expected to continue, with growth still primarily residential end-market related. We expect traditional seasonal sales declines for the business in the third quarter. We also expect the benefit from new product introductions to grow, as these products become available in all respective customer locations.

Second quarter segment income increased $49 million, or 15% from the second quarter of 2013, to $373 million primarily due to the higher net sales and further realization of cost synergies stemming from the North American architectural coatings acquisition in 2013, partly offset by cost inflation, including increased transportation costs for these distribution-oriented businesses. Pricing actions have been implemented to offset cost inflation.
We also expect overall segment results to benefit from several bolt-on acquisitions that we have closed in 2014. This includes Homax, a North American supplier of decorative wall and textured products; Canal Supplies Inc., a supplier of protective and marine coatings in Central America; and the acquisition of two previously independent U.S. architectural coatings dealers, Masterwork and Painter's Supply, which together added about 25 stores to our company-owned store network. These acquisitions are expected to add an aggregate of about $75 million in annual segment sales.
We anticipate segment earnings benefits from additional cost synergies from the prior year North American architectural coatings acquisition. However, we will reach the one year anniversary of certain acquisition synergy benefits achieved in the second half of 2013 which have positively impacted our year-over-year earnings and margin growth rates.
Industrial Coatings
Industrial Coatings segment net sales increased $95 million, or 7% from the second quarter of 2013, to $1,450 million primarily due to sales volume growth, with solid volume gains in Asia, the U.S., and Europe and slight growth in Latin America. Second quarter segment income increased $39 million, or 18% from the second quarter of 2013, to $257 million primarily due to increased sales volume and manufacturing cost improvements. PPG’s global automotive OEM business grew by high single digit percentages year-over-year, continuing a multi-quarter trend of outperforming global industry growth which was slightly more than 2% in the quarter. Year-over-year industry growth is projected to continue in the third quarter in all major regions, although industry production rates are expected to decline sequentially versus the second quarter due to traditional seasonal customer plant shutdowns. We anticipate our results will continue to pace ahead of the industry reflecting our continued focus on innovative customer-advantaged technologies, and leading technical service.
PPG supplies a variety of industrial markets on a global basis, including automotive-related parts, electronics, heavy duty equipment, appliances, motorcycles, wood and coil extrusion for construction applications. Global demand in many of these industrial markets continues to expand, and our industrial coatings and specialty coatings and materials businesses' growth accelerated versus recent quarters. In the second quarter of 2014, growth rates for the aggregate segment were mid-to-high single digit percentages in North America and Asia and continuing low-single digit recovery growth in Europe year-over-year. Packaging coatings volumes were lower year-over-year primarily due to continued weakness in Europe.
We expect overall demand for these businesses to grow in the third quarter, consistent with growth in global industrial production. By region, further economic recovery is anticipated in Europe. China and India are expected to lead emerging region gains. Solid growth prospects remain in respective North American end-use markets. Segment income will be impacted more from higher sales volumes than segment margins, including the benefit of continued manufacturing cost management efforts.
Glass
Second quarter net sales for the Glass segment increased $20 million, or 7% from the second quarter of 2013, to $289 million primarily due to higher sales volumes, coupled with increased pricing reflecting growing end-use market demand. Sales volumes in fiber glass grew by mid-single digit percentages year-over-year with continued growth in global demand, including automotive and energy applications. Year-over-year sales volumes in flat glass rose comparably on higher North American residential-related demand. Segment income increased $3 million, or 38% from the second quarter 2013, to $11 million as the benefit of improved sales volumes and manufacturing cost improvements more than offset $5 million of higher maintenance and repair costs stemming from scheduled projects. Increased manufacturing utilization generated a favorable income benefit, including in fiber glass where inventories on key products remain very low, despite production increases. This manufacturing benefit was offset by higher natural gas-based energy costs. However, the energy inflation was more modest than the first quarter of 2014 due to moderating natural gas prices.
Looking ahead, we expect global fiber glass demand to remain strong, and we are implementing price increases on key products. Flat glass demand is also anticipated to improve, including positive product mix to higher value-added products to support modest increases in non-residential end-use applications. We completed several large maintenance project costs in the first half of 2014, and do not expect any further year-over-year maintenance-related cost deviations for the remainder of 2014. Natural gas costs have continued to moderate versus early 2014, but will likely remain modestly higher year-over-year.

On July 18, 2014, PPG reached a definitive agreement to sell substantially all of the assets of its Mt. Zion, Illinois, glass manufacturing facility to automotive glass manufacturer Fuyao Glass America Inc. The sale is expected to close in the third quarter 2014, subject to customary closing conditions.
Performance in First Six Months of 2014 Compared to First Six Months of 2013
Performance Overview
Net sales increased $727 million, or 10% from the first six months of 2013, to $7,718 million primarily due to sales from acquired businesses (5%), higher sales volumes (4%) and higher selling prices (1%). Acquired businesses added about $370 million in the first six months of 2014, related primarily to the North American architectural coatings acquisition for which net sales were classified as acquisition-related through April 1, 2014. All three reportable business segments achieved higher year-over-year sales volumes. Additionally, aggregate sales volumes increased in all regions. Pricing advanced in aggregate, with a focus on offsetting wage, transportation and energy cost inflation.
Cost of sales, exclusive of depreciation and amortization, increased $272 million, or 7% from the first six months of 2013, to $4,397 million primarily due to the inclusion of cost of sales from acquired businesses and higher sales volumes partially offset by lower manufacturing costs. Cost of sales as a percentage of sales decreased to 57% in the first six months of 2014 from 59% in the first six months of 2013.
Selling, general and administrative expenses increased $214 million, or 13% from the first six months of 2013, to $1,885 million primarily due to the inclusion of acquired businesses and overhead cost inflation partly offset by the impact of our continued focus on increased productivity and efficiency, including impacts from restructuring actions. Selling, general and administrative expenses as a percentage of sales increased slightly to 24.4% in the first six months of 2014 from 23.9% in the first six months of 2013 primarily due to the addition of acquired businesses which have higher distribution related costs.
The reported effective tax rate on pre-tax earnings from continuing operations for the first six months of 2014 was 23.9% compared to 21.4% in the first six months of 2013. The increase is primarily due to an after-tax benefit of $10 million for the retroactive impact of U.S. tax law changes that were enacted in early 2013 and included in the effective tax rate for the first six months of 2013. Excluding certain non-recurring items, we expect our full year adjusted 2014 effective tax rate on pre-tax earnings from continuing operations to be in the range of 23.5% to 24.5%. Because of the differences in the tax rates in the countries in which we operate, a shift in the geographic mix of earnings will impact our overall ongoing tax rate. See the Regulation G reconciliation below for details of PPG's adjusted effective tax rate from continuing operations.
Diluted earnings-per-share for the six months ended June 30, 2014 were $11.74, comprised of net income from continuing operations of $4.77 and discontinued operations, net of tax of $6.97. These diluted earnings per share from continuing operations compare to $3.47 in the first six months of 2013. The increase in diluted earnings-per-share from continuing operations was aided by the benefits of prior cash deployment, as the achievement of targeted synergies has combined with the implementation of our restructuring plans. Also, the Company is benefiting from shares repurchased in 2013 as well as the over 1.6 million shares of stock repurchased during 2014.
Regulation G Reconciliation – Net Income and Earnings per Diluted Share
PPG believes investors’ understanding of the Company’s operating performance is enhanced by the disclosure of net income before income taxes, PPG's effective income tax rate, tax expense, net income from continuing operations and earnings per diluted share adjusted for nonrecurring charges. PPG’s management considers this information useful in providing insight into the Company’s ongoing operating performance because it excludes the impact of items that cannot reasonably be expected to recur on an ongoing basis. PPG’s management considers this information useful in providing insight into the company’s ongoing operating performance because it excludes the impact of items that cannot reasonably be expected to recur on an ongoing basis. Income before income taxes, the effective tax rate, tax expense, net income from continuing operations and earnings per diluted share adjusted for these items are not recognized financial measures determined in accordance with U.S. GAAP and should not be considered a substitute for income before income taxes, the effective tax rate, tax expense, net income from continuing operations or earnings per diluted share or other financial measures as computed in accordance with U.S. GAAP. In addition, adjusted income before income taxes, adjusted effective tax rate, adjusted tax expense, adjusted net income from continuing operations and adjusted earnings per diluted share from continuing operations may not be comparable to similarly titled measures as reported by other companies.

The effective tax rate from continuing operations is reconciled to the adjusted effective tax rate from continuing operations below:

Six months ended June 30, 2014
(Millions, except per share amounts)	Income Before Income Taxes	Tax Expense	Effective Tax Rate
Effective tax rate, continuing operations	896	214	23.9%
Includes:
Acquisition-related costs	6	2	33.3%
U.S. pension plan settlement charge	5	2	37.6%
Adjusted effective tax rate, continuing operations, excluding certain charges	$907	$218	24.0%

Six months ended June 30, 2013
(Millions, except per share amounts)	Income Before Income Taxes	Tax Expense	Effective Tax Rate
Effective tax rate, continuing operations	$663	$142	21.4%
Includes:
Legacy pension costs	18	5	26.7%
Environmental remediation costs	12	4	37.4%
Acquisition-related costs	25	7	28.0%
Retroactive benefit of U.S. tax law change		10
Adjusted effective tax rate, continuing operations, excluding certain charges	$718	$168	23.4%
Net income (attributable to PPG) and earnings-per-share – assuming dilution (attributable to PPG) are reconciled to adjusted net income (attributable to PPG) and adjusted earnings-per-share – assuming dilution below:

Six Months ended June 30, 2014	Continuing Operations
(Millions, except per share amounts)	Net Income	EPS
Net income (attributable to PPG)	$670	$4.77
Net income (attributable to PPG) includes:
Acquisition-related costs	4	0.02
U.S. pension plan settlement charge	3	0.02
Adjusted net income	$677	$4.81

Six Months ended June 30, 2013	Continuing Operations
(Millions, except per share amounts)	Net Income	EPS
Net income (attributable to PPG)	$509	$3.47
Net income (attributable to PPG) includes:
Legacy pension costs	13	0.09
Environmental remediation costs	8	0.05
Acquisition-related costs	18	0.12
Retroactive benefit of U.S. tax law change	(10)	(0.07)
Adjusted net income	$538	$3.66

Performance of Reportable Business Segments
Performance Coatings
Performance Coatings net sales increased $513 million, or 13% from the first six months of 2013, to $4,350 million primarily due to net sales from the North American architectural coatings acquisition. Segment volumes, excluding acquisitions, advanced 2% as year-over-year volume trends improved in all major regions, with the largest gains achieved in Europe. We realized strong segment income contributions on the improved sales volumes, stemming from the lower cost base of the businesses.
Architectural coatings EMEA was the primary contributor to the higher net sales in Europe, as volumes improved low-single digit percentages year-over-year aided by partial demand recovery, favorable weather conditions, and in comparison to strengthening prior year levels. Despite the improvement, activity remained inconsistent within the region as demand in certain countries remained at depressed levels.
The aerospace and automotive refinish businesses both delivered higher sales volumes year-over-year in each major region. Demand trends in the overall aerospace industry continued to remain favorable globally. Refinish growth was supported by increasing emerging region activity and solid growth in the developed regions, including partial demand recovery in Europe.
Excluding the positive impact of acquisitions, North American architectural coatings net sales were relatively flat versus solid prior year results. Inclement weather tempered painting activity in the region earlier in 2014, and year-over-year results were mixed by architectural distribution channel. The national retail channel improved slightly year-over-year which included benefits from several new product introductions over the past 12 months. Same store sales for company-owned stores also improved year-over-year, including the benefit from a price increase that was implemented in the first six months of 2014. However, this price benefit was partly offset by lower sales to independent distributors.
Segment income increased $105 million, or 20% from the first six months of 2013, to $621 million primarily due to the increase in net sales and further realization of cost synergies, partially offset by cost inflation including increased transportation costs for these distribution oriented businesses. We have implemented pricing actions to offset cost inflation.
Industrial Coatings
Industrial Coatings segment net sales increased $184 million, or 7% from the first six months of 2013, to $2,813 million primarily due to volume growth. PPG’s global automotive OEM business grew net sales by nearly 10% year-over-year, continuing a multi-quarter trend of outperforming global industry growth. PPG continues to benefit from the adoption of new technologies and ongoing focus on customer service and customer process improvement initiatives. Growth accelerated in the industrial coatings business, aided by continued North American and emerging region strength and European demand remained slightly positive year-over-year. Packaging coatings year-over-year net sales were lower, reflecting continued weakness in Europe. Specialty coatings and materials net sales grew year-over-year aided by improved volumes in optical materials, precipitated silicas and Teslin®. Segment income increased $72 million, or 17% from the first six months of 2013, to $488 million primarily due to the benefit from sales volume growth and improved efficiencies.
Glass
Glass net sales increased $30 million, or 6% from the first six months of 2013, to $555 million primarily due to higher sales volumes in fiber glass, with continued demand improvement resulting in low inventories of certain products. Sales volumes in flat glass were mixed with higher residential-related volumes and mixed U.S. geographic results in non-residential construction, partly due to inclement weather earlier in 2014. Flat glass pricing was higher year-over-year. Segment income increased $2 million, or 15% from the first six months of 2013, to $15 million as the benefit of improved sales volumes was more than offset by $17 million of higher maintenance costs stemming from scheduled projects. Higher natural gas-based energy costs were also a negative factor.

Liquidity and Capital Resources
PPG ended the quarter with cash and short-term investments totaling approximately $2.9 billion, an increase of 67% from $1.7 billion at December 31, 2013 primarily due to the receipt of $1.735 billion in gross cash proceeds in connection with the divestiture of PPG's ownership interest in the Transitions Optical joint venture and sunlens business (See Note 4).

Cash from operating activities - continuing operations for the six months ended June 30, 2014 and 2013 was $512 million and $419 million, respectively.
In June 2014, PPG announced that it reached an agreement to acquire Consorcio Comex, S.A. de C.V. ("Comex"), an architectural and industrial coatings company headquartered in Mexico City, Mexico. Comex manufactures and sells coatings and related products in Mexico and Central America through approximately 3,600 stores that are independently owned and operated by more than 700 concessionaires. Comex also sells its products through regional retailers, wholesalers and direct sales to customers. The company has approximately 3,900 employees, eight manufacturing facilities and six distribution centers, and had sales of approximately $1 billion in 2013. The transaction is valued at $2.3 billion and is subject to regulatory approvals and customary closing conditions.
During the second quarter of 2014, PPG acquired Canal Supplies Inc., a privately-owned, Panama-based distributor of protective and marine coatings to customers in Central America, and Painter's Supply, an independent architectural paint distributor headquartered in Connecticut. In June 2014, PPG announced that it entered into agreements to acquire The Homax Group, Inc. ("Homax"), a supplier of decorative wall and ceiling texture repair products in North America and Masterwork Paint Company ("Masterwork"), an independent architectural paint distributor headquartered in Pittsburgh. The Homax and Masterwork transactions closed in July of 2014. The collective purchase price for these transactions was approximately $140 million.
Other uses of cash during the six months ended June 30, 2014 included:

•	Capital expenditures, excluding acquisitions, were $232 million, or about 3 percent of sales. Anticipated 2014 capital spending is expected to be in the range of $500 million to $600 million.

•
PPG expects to make mandatory contributions to its non-U.S. plans in 2014 in the range of $10 million to $25 million, of which $10 million was made as of June 30, 2014. PPG does not have a mandatory contribution to make to its U.S. defined benefit pension plans in 2014.

•	Cash dividends paid totaled $177 million.

•	Cash spent on share repurchases totaled $300 million.
We believe that our cash on hand and short term investments, cash from operations and the Company’s available debt capacity will continue to be sufficient to fund operating activities, capital spending, including acquisitions, dividend payments, debt service, amounts due under the proposed asbestos settlement, share repurchases and contributions to pension plans. We intend to deploy our cash in a timely, disciplined manner with a continued emphasis on incremental earnings accretion initiatives, including additional acquisitions and share repurchases. We remain focused on deploying $3.0 billion to $4.0 billion of cash in 2014 and 2015 combined on a combination of earnings-accretive acquisition opportunities and share repurchases.
The ratio of total debt, including capital leases, to total debt and PPG shareholders’ equity was 35 percent at June 30, 2014 and 41 percent at December 31, 2013, respectively.
Operating Working Capital is a subset of total working capital and represents (1) trade receivables – net of the allowance for doubtful accounts, (2) inventories and (3) trade liabilities. We believe Operating Working Capital represents the key components of working capital under the operating control of our businesses. A key metric we use to measure improvement in our working capital management is Operating Working Capital as a percentage of sales (current quarter sales annualized).

(Millions, except percentages)	June 30, 2014	Dec. 31 2013		June 30, 2013
Trade Receivables, Net	$2,848	$2,414		$2,965
Inventories, FIFO	2,150	2,019		2,059
Trade Creditors’ Liabilities	2,049	1,790		1,898
Operating Working Capital	$2,949	$2,643	(a)	$3,126	(a)
Operating Working Capital as a % of Sales	18.1%	17.8%		19.1%
(a) Inclusive of amounts related to PPG's interest in the Transitions Optical joint venture and sunlens businesses that were sold on March 31, 2014.

Days sales outstanding at June 30, 2014 were 58 days, which was a three day increase from December 31, 2013 and a 2 day decrease from June 30, 2013 (both comparisons exclude sales and receivables of the former Transitions Optical and sunlens businesses).

Currency
From December 31, 2013 to June 30, 2014, the U.S. dollar weakened against certain of the currencies in the countries in which PPG operates while strengthening against others. Consolidated net assets at June 30, 2014 increased by $54 million, compared to December 31, 2013, reflecting the impact of the U.S. dollar weakening against the Brazilian real, Australian dollar, South Korean won and British pound. Comparing exchange rates during the first six months of 2014 to those of the first six months of 2013, the U.S. dollar was slightly weaker in certain countries in which PPG operates, which had a favorable impact on June 30, 2014 pretax earnings of $7 million from the translation of these foreign earnings into U.S. dollars.
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

As discussed in Part II, Item 1 and Note 15, although the result of any future litigation of such lawsuits and claims is inherently unpredictable, management believes that, in the aggregate, the outcome of all lawsuits and claims involving PPG, including asbestos-related claims in the event the proposed asbestos settlement described in Note 15 does not become effective, will not have a material effect on PPG's consolidated financial position or liquidity; however, any such outcome may be material to the results of operations of any particular period in which costs, if any, are recognized.

As also discussed in Note 15, PPG has significant reserves for environmental contingencies. As of June 30, 2014 and December 31, 2013, PPG had reserves for environmental contingencies totaling $268 million and $337 million, respectively, of which $143 million and $133 million was classified as a current liability at June 30, 2014 and December 31, 2013, respectively. Pretax charges against income from continuing operations for environmental remediation costs totaled $3 million and $5 million, respectively, for the three and six months ended June 30, 2014 and $2 million and $15 million, respectively, for the three and six months ended June 30, 2013, and are included in "Other charges" in the accompanying condensed consolidated statement of income. Included in the six months ended June 30, 2013 environmental remediation expense is a charge of $12 million for remediation costs at a legacy chemical manufacturing site in Barberton, Ohio. Cash outlays related to all environmental remediation aggregated $48 million and $75 million, respectively, for the three and six months ended June 30, 2014 and $24 million and $51 million, respectively, for the three and six months ended June 30, 2013.

The Company continues to analyze, assess and remediate the environmental issues associated with New Jersey Chrome. There are currently no amounts for groundwater remediation in our environmental reserves as of June 30, 2014. Information will continue to be generated from the ongoing groundwater remedial investigation activities related to New Jersey Chrome and will be incorporated into a final draft remedial action work plan for groundwater expected to be submitted to the NJDEP in 2015.
Management expects cash outlays for environmental remediation costs to range from $75 million to $85 million for the remainder of 2014, $80 million to $100 million in 2015 and from $15 million to $30 million annually through 2018. It is possible that technological, regulatory and enforcement developments, the results of environmental studies and other factors could alter the Company’s expectations with respect to future charges against income and future cash outlays. Specifically, the level of expected future remediation costs and cash outlays is highly dependent upon activity related to New Jersey Chrome.

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
This Quarterly Report also contains statements about PPG’s agreement to acquire Consorcio Comex.  Actual events may differ materially from current expectations and are subject to a number of risks and uncertainties, including changes in the timing of the transaction or the failure to close the transaction and the expected benefits of the transaction to PPG.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk

From March 31, 2014 through June 30, 2014, PPG entered into foreign currency forward contracts to hedge an additional portion of its net investment in its European coatings operations. As of June 30, 2014, $520 million of contracts were outstanding. A 10% increase in the value of the euro to the U.S. dollar would have had an unfavorable effect on the fair value of these contracts by $52 million.
Also, during the first six months of 2014, PPG entered into foreign currency forward contracts to hedge its exposure to certain foreign denominated transactions. As of June 30, 2014, $136 million of contracts were outstanding. An adverse change in exchange rates of 10% would have decreased the fair value of these contracts by $14 million.
There were no other material changes in the Company’s exposure to market risk from December 31, 2013 to June 30, 2014. See Note 13, “Financial Instruments, Hedging Activities and Fair Value Measurements” for a description of our instruments subject to market risk.

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
For over 30 years, PPG has been a defendant in lawsuits involving claims alleging personal injury from exposure to asbestos. For a description of asbestos litigation affecting the Company and the terms and status of the proposed asbestos settlement arrangement, see Note 15, “Commitments and Contingent Liabilities” to the accompanying condensed consolidated financial statements under Part I, Item 1 of this Form 10-Q.
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
Under the PPG Deferred Compensation Plan for Directors, each director may elect to defer the receipt of all or any portion of the compensation paid to such director for serving as a PPG director. All deferred payments are held in the form of common stock equivalents. Payments out of the deferred accounts are made in the form of common stock of the Company (and cash as to any fractional common stock equivalent). In the second quarter of 2014, the directors, as a group, were credited with 1,310 common stock equivalents under this plan. The value of each common stock equivalent, when credited, ranged from $199.46 to $203.58.

Issuer Purchases of Equity Securities
The following table summarizes the Company's stock repurchase activity for the three months ended June 30, 2014:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Programs
April 2014
Repurchase program	118,901	$193.12	118,901	10,589,515
May 2014
Repurchase program	392,300	$196.38	392,300	10,197,215
June 2014
Repurchase program	—	$—	—	—
Total quarter ended June 30, 2014
Repurchase program	511,201	$195.62	511,201	10,197,215
______________________

(1)
These shares were repurchased under a 10 million share repurchase program approved in October 2011. In April 2014, PPG's board of directors authorized a $2 billion repurchase program. These repurchase programs have no expiration date.

Item 6. Exhibits
See the Index to Exhibits on Page 47.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PPG INDUSTRIES, INC.
(Registrant)

Date:	July 23, 2014	By	/s/ Frank S. Sklarsky
Frank S. Sklarsky Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

PPG Industries, Inc. and Consolidated Subsidiaries
Index to Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q.

†2	Stock Purchase Agreement dated June 30, 2014 by and among Avisep, S.A. de C.V., Bevisep, S.A. de C.V., PPG Industries, Inc. and Consorcio Comex, S.A. de C.V.
†10	Form of Time-Vested Restricted Stock Unit Award Agreement for Directors.
†12	Computation of Ratio of Earnings to Fixed Charges for the Six Months Ended June 30, 2014 and for the Five Years Ended December 31, 2013.
†31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

† Filed herewith.
* Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income for the three and six months ended June 30, 2014 and 2013, (ii) the Condensed Consolidated Balance Sheet at June 30, 2014 and December 31, 2013, (iii) the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2014 and 2013, and (iv) Notes to Condensed Consolidated Financial Statements for the three and six months ended June 30, 2014.