Form 10-Q
period 2014-09-30
PPG INDUSTRIES INC
filed 2014-10-24
CIK 79879

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________________
FORM 10-Q
 ––––––––––––––––––––––––––––––––––––––––
QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended September 30, 2014
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of September 30, 2014, 137,235,051 shares of the Registrant’s common stock, par value $1.66-2/3 per share, were outstanding.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Income (Unaudited)
($ in millions, except per share amounts)

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Net sales	$3,935	$3,774	$11,653	$10,765
Cost of sales, exclusive of depreciation and amortization	2,229	2,161	6,626	6,286
Selling, general and administrative	941	910	2,826	2,581
Depreciation	87	85	260	245
Amortization	32	28	93	88
Research and development, net	120	117	366	344
Interest expense	47	48	142	148
Interest income	(13)	(11)	(38)	(30)
Business restructuring	—	98	—	98
Asbestos settlement – net	3	3	9	9
Other charges	150	119	190	168
Other income	(160)	(31)	(216)	(82)
Income from continuing operations before income taxes	499	247	1,395	910
Income tax expense	116	40	330	182
Income from continuing operations	383	207	1,065	728
(Loss)/income from discontinued operations, net of tax	(6)	48	1,005	2,343
Net income attributable to the controlling and noncontrolling interests	377	255	2,070	3,071
Less: Net income attributable to noncontrolling interests	(6)	(29)	(51)	(94)
Net income (attributable to PPG)	$371	$226	$2,019	$2,977
Amounts attributable to PPG:
Income from continuing operations, net of tax	$377	$204	$1,047	$713
(Loss)/income from discontinued operations, net of tax	(6)	22	972	2,264
Net income (attributable to PPG)	$371	$226	$2,019	$2,977

Earnings per common share:
Income from continuing operations, net of tax	$2.73	$1.43	$7.55	$4.93
(Loss)/income from discontinued operations, net of tax	(0.04)	0.15	7.01	15.68
Net income (attributable to PPG)	$2.69	$1.58	$14.56	$20.61
Earnings per common share – assuming dilution:
Income from continuing operations, net of tax	$2.70	$1.41	$7.47	$4.88
(Loss)/income from discontinued operations, net of tax	(0.04)	0.15	6.94	15.51
Net income (attributable to PPG)	$2.66	$1.56	$14.41	$20.39

Dividends per common share	$0.67	$0.61	$1.95	$1.81
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Comprehensive Income (Unaudited)
($ in millions)

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Net income attributable to the controlling and noncontrolling interests	$377	$255	$2,070	$3,071
Other comprehensive (loss) income, net of tax:
Defined benefit pension and other postretirement benefits	16	—	41	198
Unrealized foreign currency translation adjustments	(294)	172	(236)	(18)
Unrealized losses on marketable securities	—	(1)	—	—
Derivative financial instruments	6	2	6	9
Other comprehensive (loss) income, net of tax	$(272)	$173	$(189)	$189
Total comprehensive income	105	428	1,881	3,260
Less: amounts attributable to noncontrolling interests:
Net income	(6)	(29)	(51)	(94)
Unrealized foreign currency translation adjustments	6	(3)	2	8
Comprehensive income attributable to PPG	$105	$396	$1,832	$3,174
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheet (Unaudited)
($ in millions)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$2,468	$1,116
Short-term investments	570	629
Receivables (less allowance for doubtful accounts of $65 and $74)	2,968	2,736
Inventories	1,905	1,824
Deferred Income Taxes	421	425
Other	566	484
Total current assets	8,898	7,214
Property, plant and equipment (net of accumulated depreciation of $4,463 and $4,805)	2,720	2,876
Goodwill	2,898	3,008
Identifiable intangible assets, net	1,274	1,339
Deferred income taxes	252	491
Investments	449	393
Other assets	596	542
Total	$17,087	$15,863
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$3,687	$3,265
Asbestos settlement	773	763
Restructuring reserves	42	73
Short-term debt and current portion of long-term debt	394	34
Total current liabilities	4,896	4,135
Long-term debt	2,954	3,372
Accrued pensions	721	728
Other postretirement benefits	1,004	1,007
Asbestos settlement	255	245
Deferred income taxes	241	249
Other liabilities	811	929
Total liabilities	10,882	10,665
Commitments and contingent liabilities (Note 15)
Shareholders’ equity:
Common stock	484	484
Additional paid-in capital	1,001	953
Retained earnings	14,506	12,757
Treasury stock, at cost	(8,423)	(8,002)
Accumulated other comprehensive loss	(1,447)	(1,260)
Total PPG shareholders’ equity	6,121	4,932
Noncontrolling interests	84	266
Total shareholders’ equity	6,205	5,198
Total	$17,087	$15,863
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows (Unaudited)

($ in millions)	Nine Months Ended September 30
	2014	2013
Operating activities:
Net income attributable to controlling and noncontrolling interests	$2,070	$3,071
Less: Income from discontinued operations	(1,005)	(2,343)
Income from continuing operations	1,065	728
Adjustments to reconcile net income to cash from operations:
Depreciation and amortization	353	333
Pension expense	49	90
Stock-based compensation expense	53	59
Business restructuring	—	98
Environmental remediation charge	138	101
Equity affiliate earnings, net of distributions received	(55)	9
Deferred income taxes	(59)	(49)
Cash contributions to pension plans	(12)	(47)
Restructuring cash spending	(41)	(55)
Change in certain asset and liability accounts:
Receivables	(416)	(306)
Inventories	(205)	(6)
Other current assets	(86)	(28)
Accounts payable and accrued liabilities	433	191
Noncurrent assets	(23)	10
Noncurrent liabilities	(121)	(62)
Taxes and interest payable	106	5
Other	65	73
Cash from operating activities - continuing operations	1,244	1,144
Cash (used for) from operating activities - discontinued operations	(207)	138
Cash from operating activities	1,037	1,282
Investing activities:
Capital expenditures	(358)	(250)
Business acquisitions, net of cash balances acquired	(114)	(978)
Deposit of cash into escrow	(11)	—
Proceeds from separation and merger of commodity chemicals business, net	—	940
Proceeds from the disposition of PPG's interest in the Transitions Optical joint venture and sunlens business (proceeds of $1,735, net of $110 cash divested)	1,625	—
Proceeds from the sale of assets	56	—
Purchase of short-term investments	(936)	(1,063)
Proceeds from maturity of short-term investments	960	1,532
Payments on cross currency swap contracts	(45)	(24)
Proceeds from cross currency swap contracts	37	19
Other	7	(1)
Cash from investing activities - continuing operations	1,221	175
Cash used for investing activities - discontinued operations	(1)	(7)
Cash from investing activities	1,220	168
Financing activities:
Net change in borrowing with maturities of three months or less	(14)	(13)
Repayment of debt	(2)	(607)
Repayment of acquired debt	(37)	—
Purchase of treasury stock	(450)	(320)
Issuance of treasury stock	52	59
Dividends paid on PPG common stock	(269)	(259)
Acquisition of noncontrolling interest	(39)	—
Other	(17)	7
Cash used for financing activities - continuing operations	(776)	(1,133)
Cash used for financing activities - discontinued operations	(40)	(54)
Cash used for financing activities	(816)	(1,187)
Effect of currency exchange rate changes on cash and cash equivalents	(89)	(7)
Net increase in cash and cash equivalents	1,352	256
Cash and cash equivalents, beginning of period	1,116	1,306
Cash and cash equivalents, end of period	$2,468	$1,562

Supplemental disclosures of cash flow information:
Interest paid, net of amount capitalized	160	166
Taxes paid, net of refunds	504	231
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation
The condensed consolidated financial statements included herein are unaudited and have been prepared following the requirements of the Securities and Exchange Commission and accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim reporting. Under these rules, certain footnotes and other financial information that are normally required for annual financial statements can be condensed or omitted. These statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position of PPG Industries, Inc. and its subsidiaries (the "Company" or "PPG") as of September 30, 2014, and the results of their operations for the three and nine months ended September 30, 2014 and 2013 and their cash flows for the nine months then ended. All intercompany balances and transactions have been eliminated. Material subsequent events are evaluated through the report issuance date and disclosed where applicable. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in PPG’s Annual Report on Form 10-K for the year ended December 31, 2013.
Revenues, expenses, assets and liabilities can vary during each quarter of the year. Accordingly, the results of operations for the three and nine months ended September 30, 2014 and the trends in these unaudited condensed consolidated financial statements may not necessarily be indicative of the results to be expected for the full year.
On March 31, 2014, PPG completed the sale to Essilor International (Compagnie Generale D'Optique) SA ("Essilor") of its 51% ownership interest in its Transitions Optical joint venture and 100% of its wholly-owned sunlens business. Essilor held a 49% interest in the venture. The accompanying condensed consolidated statements of income for the three and nine months ended September 30, 2013, the condensed consolidated statement of cash flows for the nine months ended September 30, 2013, and the amounts in these notes to the condensed consolidated financial statements related to 2013 have been recast to reflect the presentation of the results of operations and cash flows of the former Transitions Optical and sunlens business as discontinued operations. Refer to Note 4, "Discontinued Operations", for additional information regarding this transaction.
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

3.	Acquisitions and Dispositions
Acquisitions
In July 2014, PPG acquired The Homax Group, Inc., a supplier of decorative wall and ceiling texture repair products in North America and Masterwork Paint Company, an independent architectural paint distributor headquartered in Pittsburgh. In addition, in June 2014, PPG acquired Canal Supplies Inc., a privately-owned, Panama-based distributor of protective and marine coatings to customers in Central America, and Painter's Supply, an independent architectural paint distributor headquartered in Connecticut. The collective purchase price for these transactions, and the fair value of the assets and liabilities acquired, were not material.
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
In March 2014, PPG completed the acquisition of substantially all of the assets of Hi-Temp Coatings Technology Co., Inc., a privately-owned supplier of high-temperature-resistant and insulative coatings, based in Boxborough, Massachusetts. The acquisition enhances the product portfolio of PPG’s protective and marine coatings business, adding coatings that withstand extreme temperatures to protect both carbon steel and stainless steel substrates. The coatings are used widely in refineries, petrochemical plants, pulp and paper mills, and power plants. The purchase price of this acquisition, and the fair value of the assets and liabilities acquired, were not significant.

In April 2013, PPG finalized the acquisition of the North American architectural coatings business of Akzo Nobel N.V., Amsterdam, the Netherlands ("North American architectural coatings acquisition") for $947 million, net of cash acquired of $14 million, and including a working capital adjustment. The acquisition further extended PPG’s architectural coatings business in the United States, Canada and the Caribbean. With this acquisition, PPG has expanded its reach in all three major North American architectural coatings distribution channels, including home centers, independent paint dealers and company-owned paint stores. Since April 1, 2013, the results of this acquired business have been included in the results of the architectural coatings - Americas and Asia Pacific operating segment, within the Performance Coatings reportable segment.
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

The following information reflects the net sales of PPG for the nine months ended September 30, 2013 on a pro forma basis as if the North American architectural coatings acquisition had been completed on January 1, 2013.

Condensed Consolidated Pro Forma information (unaudited)
Nine months ended
($ in millions)	September 30, 2013

Net sales	$11,137
Also during the nine months ended September 30, 2013, the Company completed the acquisition of certain assets of Deft Incorporated, a privately-owned specialty coatings company based in Irvine, Calif. The acquisition enhances the coatings capabilities of PPG’s aerospace business. Deft products include structural primers and military topcoats for the North American aviation industry. In addition, Deft produces some architectural and general industrial coatings.
Dispositions

In September 2014, PPG completed the sale of substantially all of the assets of its former Mt. Zion, Illinois, flat glass manufacturing facility to automotive glass manufacturer Fuyao Glass America Incorporated. As a result of this transaction, the Company recognized a pre-tax gain of $22 million which is reported in the caption "Other income" on the Condensed Consolidated Statement of Income. The sale did not include specific production assets which are unique and specialized to PPG. In order to facilitate the eventual removal of these assets from the Mt. Zion site, an agreement was entered into for the lease of the facility by PPG for a six-month period that ends on February 28, 2015. PPG is obligated to remove the non-acquired assets by the end of the lease period.

In July 2014, Pittsburgh Glass Works LLC ("PGW"), an equity affiliate in which PPG has an approximate 40%
ownership interest, sold its insurance and services business and recognized a pre-tax gain on the sale. PPG accounts for its interest in PGW under the equity method of accounting and in the third quarter of 2014 recognized $94 million as its share of the gain on this transaction. This gain is reported in the caption "Other income" on the Condensed Consolidated Statement of Income. In addition, PPG received a cash distribution of approximately $38 million from PGW to offset PPG’s expected income tax liability associated with this sale. The pre-tax gain and the cash distribution are both reported within the "Equity affiliate earnings, net of distributions received" caption on the Condensed Consolidated Statement of Cash Flows.

4.	Discontinued Operations
In March 2014, the Company completed the sale of its 51% ownership interest in its Transitions Optical joint venture and 100% of its optical sunlens business to Essilor. PPG received cash at closing of $1.735 billion pre-tax (approximately $1.5 billion after-tax). The cash consideration is subject to certain post-closing adjustments and transaction costs. The sale of these businesses, which were previously reported in the former Optical and Specialty Materials segment, resulted in a first quarter of 2014 pre-tax gain of $1,468 million ($946 million after-tax) reported in discontinued operations. During the first quarter of 2014, the Company recognized $522 million of tax expense on the sale, of which $262 million is deferred U.S. income tax on the foreign earnings of the sale, as PPG does not consider these earnings to be reinvested for an indefinite period of time. The pre-tax gain on this sale reflects the excess of the sum of the cash proceeds received over the net book value of the net assets of PPG's former Transitions Optical and sunlens business. The Company also incurred $55 million of pre-tax expense, primarily for professional services related to the sale, post-closing adjustments, costs and other contingencies under the terms of the agreements. The net gain on the sale includes these related losses and expenses.
The results of operations and cash flows of these businesses for the nine months ended September 30, 2014, and the net gain on the sale, are reported as results from discontinued operations for the nine months ending September 30, 2014. In prior periods presented, the results of operations and cash flows of these businesses were reclassified from continuing operations and presented as results from discontinued operations.
Essilor has also entered into multi-year agreements with PPG for the continued supply of photochromic materials and for research and development services for a period of 5 years, subject to renewal. PPG considered the significance of the revenues associated with the agreements compared to total operating revenues of the disposed businesses and determined that they were not significant.
Net sales and earnings from discontinued operations related to the Transitions Optical and sunlens transaction are presented in the table below for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2014	2013	2014	2013
Net sales	$—	$206	$247	$649
Income from operations	$—	$62	$104	$206
Net gain from divestiture of PPG's interest in the Transitions Optical joint venture and sunlens business	—	—	1,468	—
Income tax expense	(6)	(20)	(567)	(60)
(Loss)/income from discontinued operations, net of tax	(6)	42	1,005	146
Less: Net income attributable to non-controlling interests, discontinued operations	—	(26)	(33)	(79)
Net (loss) income from discontinued operations (attributable to PPG)	$(6)	$16	$972	$67

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

In January 2013, the Company completed the previously announced separation of its commodity chemicals business and merger of its wholly-owned subsidiary, Eagle Spinco Inc., with a subsidiary of Georgia Gulf Corporation in a tax efficient Reverse Morris Trust transaction (the “Transaction”). Pursuant to the merger, Eagle Spinco, the entity holding PPG's former commodity chemicals business, became a wholly-owned subsidiary of Georgia Gulf. The closing of the merger followed the expiration of the related exchange offer and the satisfaction of certain other conditions. The combined company formed by uniting Georgia Gulf with PPG's former commodity chemicals business is now named Axiall Corporation (“Axiall”). PPG holds no ownership interest in Axiall. PPG received the necessary ruling from the Internal Revenue Service and as a result this Transaction was generally tax free to PPG and its shareholders.
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
The results of operations and cash flows of PPG's former commodity chemicals business for January 2013 and the net gain on the Transaction are reported as results from discontinued operations for the three and nine months ended September 30, 2013.
PPG will continue to provide Axiall with certain transition services for up to 24 months following the closing date of the Transaction. These services include logistics, purchasing, finance, information technology, human resources, tax and payroll processing.
Net sales and earnings from discontinued operations are presented in the table below for the nine months ended September 30, 2013:

Nine Months Ended September 30
($ in millions)	2013
Net sales	$108
Income from operations	—
Net gain from separation and merger of commodity chemicals business	2,192
Income tax expense	5
Income from discontinued operations, net of tax	$2,197
Less: Net income attributable to non-controlling interests, discontinued operations	—
Net income from discontinued operations (attributable to PPG)	$2,197

5.	Inventories
Inventories include:

	September 30, 2014	December 31, 2013
($ in millions)
Finished products	$1,214	$1,156
Work in process	165	160
Raw materials	464	440
Supplies	62	68
Total	$1,905	$1,824
Most U.S. inventories are valued using the last-in, first-out method. These inventories represented approximately 39% and 38% of total inventories at September 30, 2014 and December 31, 2013. If the first-in, first-out method of inventory valuation had been used, inventories would have been $181 million and $195 million higher as of September 30, 2014 and December 31, 2013, respectively.

6.	Goodwill and Other Identifiable Intangible Assets
The change in the carrying amount of goodwill attributable to each reportable segment for the nine months ended September 30, 2014 was as follows:

	Performance Coatings	Industrial Coatings	Glass	Total
($ in millions)
Balance, December 31, 2013	$2,381	$575	$52	$3,008
Acquisitions	76	—	—	76
Divestitures	—	(47)	—	(47)
Currency	(110)	(26)	(3)	(139)
Balance, September 30, 2014	$2,347	$502	$49	$2,898
The carrying amount of acquired trademarks with indefinite lives as of September 30, 2014 and December 31, 2013 totaled $494 million and $499 million, respectively.
The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and are detailed below:

	September 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
($ in millions)
Acquired technology	$532	$(389)	$143	$522	$(372)	$150
Customer-related intangibles	1,139	(572)	567	1,177	(557)	620
Trade names	120	(61)	59	127	(61)	66
Other	34	(23)	11	30	(26)	4
Balance	$1,825	$(1,045)	$780	$1,856	$(1,016)	$840
Aggregate amortization expense related to these identifiable intangible assets for the three and nine months ended September 30, 2014 was $32 million and $93 million, respectively, and for the three and nine months ended September 30, 2013 was $28 million and $88 million, respectively. As of September 30, 2014, estimated future amortization expense of identifiable intangible assets is as follows: $33 million for the remaining three months of 2014 and approximately $125 million in 2015, $105 million in 2016, and $95 million in each of the years 2017, 2018 and 2019.

7.	Business Restructuring

The Company records restructuring liabilities that represent charges incurred in connection with consolidations of certain operations, including operations from acquisitions, as well as headcount reduction programs. These charges consist primarily of severance and asset write-downs. The following table summarizes the 2013 restructuring charge and the reserve activity since inception and through the nine months ended September 30, 2014:

($ in millions, except no. of employees)	Severance and Other Costs	Asset Write-offs	Total Reserve	Employees Impacted
Performance Coatings	$74	$5	$79	1,253
Industrial Coatings	14	—	14	165
Glass	4	—	4	14
Corporate	1	—	1	4
Total third quarter 2013 restructuring charge	$93	$5	$98	1,436
2013 activity	(23)	(5)	(28)	(645)
Balance as of December 31, 2013	$70	$—	$70	791
2014 activity to date	(32)	—	(32)	(216)
Balance as of September 30, 2014	$38	$—	$38	575
All actions in the 2013 restructuring plan are expected to be completed by the end of 2015.

8.	Earnings Per Common Share
The following table presents the effect of dilutive securities on the weighted average common shares outstanding included in the calculation of earnings per common share for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2014	2013	2014	2013
Weighted average common shares outstanding	138.2	143.2	138.7	144.4
Effect of dilutive securities:
Stock options	0.7	0.9	0.7	0.8
Other stock compensation plans	0.8	0.8	0.7	0.8
Potentially dilutive common shares	1.5	1.7	1.4	1.6
Adjusted weighted average common shares outstanding	139.7	144.9	140.1	146.0
There were no antidilutive outstanding stock options for the three and nine-month periods ended September 30, 2014 and 2013.

9.    Income Taxes

	Nine Months Ended September 30,
	2014	2013
Effective tax rate	23.7%	20.0%
The effective tax rate on pre-tax income from continuing operations for the nine months ended September 30, 2014 was 23.7%. The effective tax rate on pre-tax income from continuing operations for the nine months ended September 30, 2014 includes tax costs of $35 million on PPG's portion of the gain on the sale of PGW's insurance and services business and $8 million on the gain on the sale of substantially all of the assets of PPG's former Mt. Zion glass facility, and includes tax benefits of $52 million for environmental remediation, $4 million for certain acquisition-related costs and $2 million for pension plan settlement charges (see Note 10).
The effective tax rate on pretax income from continuing operations for the nine months ended September 30, 2013 was approximately 20.0%. The effective tax rate on pretax income from continuing operations for the nine months ended September 30, 2013 included tax benefits of $37 million for environmental remediation; $25 million for business restructuring charges; $5 million for the settlement loss related to certain legacy pension plans and $10 million for certain acquisition-related costs. The tax rate for the first nine months of 2013 also includes an after-tax benefit of $10 million for the retroactive impact of U.S. tax law changes that were enacted in early 2013.
The effective tax rate for each period presented is lower than the U.S. federal statutory rate primarily due to earnings in foreign jurisdictions which are taxed at rates lower than the U.S. statutory rate, the U.S. tax benefit on foreign dividends paid and the impact of certain U.S. tax incentives.
The Company files federal, state and local income tax returns in numerous domestic and foreign jurisdictions. In most tax jurisdictions, returns are subject to examination by the relevant tax authorities for a number of years after the returns have been filed. The Company is no longer subject to examinations by tax authorities in any major tax jurisdiction for years before 2006. In addition, the Internal Revenue Service (“IRS”) has completed its examination of the Company’s U.S. federal income tax returns filed for years through 2011. The IRS is currently conducting its examination of the Company's U.S. federal income tax return for 2012.

10.	Pensions and Other Postretirement Benefits
Net periodic benefit cost is included in "Cost of sales, exclusive of depreciation and amortization", "Selling, general and administrative" and "Research and development" in the accompanying condensed consolidated statement of income. The net periodic benefit costs for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Pensions
	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
($ in millions)
Service cost	$11	$16	$38	$45
Interest cost	54	56	172	162
Expected return on plan assets	(76)	(72)	(224)	(211)
Amortization of actuarial losses	18	16	58	76
Amortization of prior service credit	(1)	—	(2)	—
Settlement losses	2	—	7	18
Net periodic pension cost	$8	$16	$49	$90
PPG does not have a mandatory contribution to make to its U.S. defined benefit pension plans in 2014. PPG expects to make mandatory contributions to its non-U.S. plans in the range of $15 million to $25 million in 2014, of which $11 million was made as of September 30, 2014. PPG expects the net periodic benefit cost, excluding settlement losses, for the full year 2014 to be approximately $120 million for pension and other postretirement benefits, with each representing approximately $60 million.

The net periodic other postretirement benefit costs for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Other Postretirement Benefits
	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
($ in millions)
Service cost	$3	$5	$12	$15
Interest cost	10	12	35	37
Amortization of prior service credit	(2)	(2)	(7)	(7)
Amortization of actuarial losses	1	7	8	21
Net periodic other postretirement benefit cost	$12	$22	$48	$66

Separation and Merger
In January 2013, PPG completed the separation of its commodity chemicals business and the merger of the subsidiary holding the PPG commodity chemicals business with a subsidiary of Georgia Gulf (see Note 4). PPG transferred the defined benefit pension plan and other postretirement benefit liabilities for the affected employees in the U.S., Canada, and Taiwan resulting in a net partial settlement loss of $33 million that was recorded in the first quarter of 2013 in "Income from discontinued operations". This transaction lowered the projected benefit obligation of PPG's defined benefit pension plans by approximately $550 million and the accumulated benefit obligation of the other postretirement benefit plans by approximately $165 million. In conjunction with the transaction, PPG transferred $507 million of pension assets to Axiall.
Plan Termination
As part of the separation activities related to the separation and merger transaction of the former commodity chemicals business, PPG reorganized two of its U.S. defined benefit pension plans in January of 2013 into multiple plans. During the second quarter of 2014, PPG terminated one of the defined benefit pension plans containing only participants who are no longer accruing benefits, which lowered the projected benefit obligation and plan assets of PPG’s defined benefit pension plans by approximately $40 million. Additionally, PPG recorded a settlement loss of $5 million related to the termination of the plan.
Legacy Canadian settlement charges
As part of a restructuring plan announced by PPG in September 2008, PPG closed its glass manufacturing facility in Owen Sound, Ont., Canada. Under Canadian pension regulations, this plant closure resulted in a full windup of the pension plan for the former hourly employees of this plant. The settlement charge is recorded following the approval of the windup by the Canadian pension authorities and when all of the related cash contributions are completed. Cash contributions are made to plans based on estimated cash requirements and must be completed by the end of the five year period from the effective date of the windup. The full windup of the Owen Sound plan was previously approved by the Canadian pension authorities, and the Company made the final contributions to this plan in the first quarter of 2013. As a result, the Company recorded a settlement charge in the amount of $16 million related to the net unrecognized actuarial losses associated with the pension plan. In the third quarter of 2014, the Company recorded a $2 million settlement charge for the partial windups of two Canadian defined benefit pension plans covering former employees of a closed Canadian plant for which PPG has retained certain liability for pension and other postretirement benefits.
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

11.	Shareholders’ Equity
The following tables present the change in total shareholders’ equity for the nine months ended September 30, 2014 and 2013, respectively:

($ in millions)	Total PPG Shareholders’ Equity	Non- controlling Interests	Total
Balance, January 1, 2014	$4,932	$266	$5,198
Net income	2,019	51	2,070
Other comprehensive income, net of tax	(187)	(2)	(189)
Cash dividends	(269)	—	(269)
Issuance of treasury stock	64	—	64
Stock repurchase program	(450)	—	(450)
Stock-based compensation activity	40	—	40
Reduction in non-controlling interests (Notes 3 and 4)	(28)	(183)	(211)
Distribution to noncontrolling interests	—	(48)	(48)
Balance, September 30, 2014	$6,121	$84	$6,205

($ in millions)	Total PPG Shareholders’ Equity	Non- controlling Interests	Total
Balance, January 1, 2013	$4,063	$259	$4,322
Net income	2,977	94	3,071
Other comprehensive income, net of tax	197	(8)	189
Cash dividends	(259)	—	(259)
Issuance of treasury stock	74	—	74
Stock repurchase program	(320)	—	(320)
Stock-based compensation activity	40	—	40
Increase in treasury stock (Note 4)	(1,561)	—	(1,561)
Reduction in noncontrolling interests (Note 4)	—	(17)	(17)
Distribution to noncontrolling interests	—	(58)	(58)
Balance, September 30, 2013	$5,211	$270	$5,481

12.	Accumulated Other Comprehensive Loss

($ in millions)	Unrealized Foreign Currency Translation Adjustments			Pension and Other Postretirement Benefit Adjustments, net of tax			Unrealized Gain (Loss) on Derivatives, net of tax			Accumulated Other Comprehensive (Loss) Income
Balance, January 1, 2014			$(38)			$(1,157)			$(65)		$(1,260)
Current year deferrals to AOCI	(367)	(a)		—			—			(367)
Current year deferrals to AOCI, tax effected	133	(b)		5	(c)		15	(d)		153
Reclassifications from AOCI to net income	—			36	(c)		(9)	(d)		27
Net change			(234)			41			6		(187)
Balance, September 30, 2014			$(272)			$(1,116)			$(59)		$(1,447)
(a) - Unrealized foreign currency translation adjustments related to translation of foreign denominated balance sheets are not presented net of tax given that no deferred U.S. income taxes have been provided on the undistributed earnings of non-U.S. subsidiaries because they are deemed to be reinvested for an indefinite period of time.
(b) - The tax benefit related to unrealized foreign currency translation adjustments on tax inter-branch transactions and net investment hedges for the nine months ended September 30, 2014 was $15 million.
(c) - The tax cost related to the adjustment for pension and other postretirement benefits for the nine months ended September 30, 2014 was $20 million. Reclassifications from AOCI are included in the computation of net periodic pension cost (See Note 10, "Pension and Other Postretirement Benefits").
(d) - The tax cost related to the change in the unrealized gain on derivatives for the period ended September 30, 2014 was insignificant. Reclassifications from AOCI are included in the gain or loss recognized on cash flow hedges (See Note 13, "Financial Instruments, Hedging Activities and Fair Value Measurements").

13.	Financial Instruments, Hedging Activities and Fair Value Measurements
Financial instruments include cash and cash equivalents, short-term investments, cash held in escrow, marketable equity securities, accounts receivable, company-owned life insurance, accounts payable, short-term and long-term debt instruments, and derivatives. The fair values of these financial instruments approximated their carrying values at September 30, 2014 and December 31, 2013, in the aggregate, except for long-term debt instruments.
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

Fair Value Hedges

PPG designates forward currency contracts as hedges against the Company’s exposure to future changes in fair value of certain firm sales commitments denominated in foreign currencies. Interest rate swaps have been used from time to time to manage the Company's exposure to changing interest rates. When outstanding, the interest rate swaps were designated as fair value hedges and were recorded at fair value. In prior years, PPG settled interest rate swaps and received cash. There were no interest rate swaps outstanding as of September 30, 2014 and December 31, 2013. However, the fair value adjustment of the debt at the time the interest rates swaps were settled is still being amortized as a reduction to interest expense over the remaining term of the related debt.

PPG has entered into renewable equity forward arrangements to hedge the impact to PPG's income from continuing operations for changes in the fair value of 1,388,889 shares of PPG stock that are to be contributed to the asbestos settlement trust as discussed in Note 15, “Commitments and Contingent Liabilities.” This financial instrument is recorded at fair value as an asset or liability and changes in the fair value of this financial instrument are reflected in the “Asbestos settlement – net” caption of the accompanying condensed consolidated statement of income. The total principal amount payable for these shares is $62 million. PPG will pay to the counterparty interest based on the principal amount and the counterparty will pay to PPG an amount equal to the dividends paid on these shares during the period this financial instrument is outstanding. The difference between the principal amount and any amounts related to unpaid interest or dividends and the current market price for these shares, adjusted for credit risk, represents the fair value of the financial instrument as well as the amount that PPG would pay or receive if the counterparty chose to net settle the financial instrument. Alternatively, the bank may, at its option, require PPG to purchase the shares covered by the arrangement at the principal amount adjusted for unpaid interest and dividends as of the date of settlement. As of September 30, 2014 and December 31, 2013, the fair value of this contract was an asset of $218 million and $207 million, respectively.

Cash Flow Hedges

PPG designates certain foreign currency forward contracts and forward starting swaps as cash flow hedges of the Company’s exposure to variability in exchange rates on intercompany and third party transactions denominated in foreign currencies and interest rates. As of September 30, 2014 and December 31 2013, the fair value of all foreign currency forward contracts designated as cash flow hedges was a net asset of $14 million and $8 million, respectively.

The Company entered into forward starting swaps in 2009 and 2010 to effectively lock-in a fixed interest rate for future debt refinancings with an anticipated term of ten years based on the ten year swap rate, to which was added a corporate spread. The swaps had a total notional amount of $400 million and were settled on July 30, 2012, resulting in a cash payment of $121 million, which is being amortized to interest expense over the remaining term of the ten-year debt. As of September 30, 2014, the amount of loss recorded in AOCI was $95 million.

Net Investment Hedges

PPG uses cross currency swaps, foreign currency forward contracts and euro-denominated debt to hedge a portion of its net investment in its European coatings operations. In 2008, PPG entered into U.S. dollar to euro cross currency swap contracts with a total notional amount of $1.16 billion, of which $600 million of contracts were settled in June 2012 with PPG receiving $1 million in cash. The remaining outstanding contracts of $560 million are expected to be settled in March 2018. On settlement of the remaining outstanding contracts, PPG will receive $560 million U.S. dollars and pay euros to the counterparties to the contracts. During the term of these contracts, PPG will receive semiannual payments in March and September of each year based on U.S. dollar, long-term fixed interest rates, and PPG will make annual payments in March of each year to the counterparties based on euro, long-term fixed interest rates. As of September 30, 2014 and December 31, 2013, the fair value of these contracts was a net liability of $66 million and $120 million, respectively.

At September 30, 2014 and December 31, 2013, PPG had €300 million of euro-denominated borrowings designated as a net investment hedge of a portion of the Company's European operations. The fair value of these instruments at September 30, 2014 and December 31, 2013 was $388 million and $429 million, respectively.

As of September 30, 2014, PPG had approximately $488 million of foreign currency forward contracts outstanding that hedged an additional portion of its net investment in its European coatings operations. The fair value of these instruments was an asset of $9 million at September 30, 2014.

As of September 30, 2014 and December 31, 2013, the Company had accumulated pre-tax unrealized translation gains in AOCI of $90 million and losses of $35 million related to the euro-denominated borrowings, foreign currency forward contracts and the cross currency swaps.

PPG’s policies do not permit speculative use of derivative financial instruments. PPG enters into derivative financial instruments with high credit quality counterparties and diversifies its positions among such counterparties in order to reduce its exposure to credit losses. The Company did not realize a credit loss on derivatives during the three and nine-month periods ended September 30, 2014 and 2013.

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

No derivative instrument initially designated as a hedge instrument was undesignated or discontinued as a hedging instrument during the three and nine-month periods ended September 30, 2014 and 2013. In addition, no amounts deferred in AOCI were reclassified to income from continuing operations during the three and nine-month periods ended September 30, 2014 and 2013 related to hedges of anticipated transactions that were no longer expected to occur.

The following table provides details for the nine months ended September 30, 2014 related to PPG's hedging activities. All dollar amounts are shown on a pre-tax basis.

($ in Millions)	September 30, 2014
Hedge Type	Gain (Loss) Deferred in OCI	Gain (Loss) Recognized
		Amount	Caption
Fair Value
Interest rate swaps	Not applicable	$6	Interest expense
Foreign currency forward contracts	Not applicable	1	Net sales
Equity forward arrangements	Not applicable	11	Asbestos - net
Total Fair Value		$18
Cash Flow
Forward starting swaps	—	$(9)	Interest expense
Foreign currency forward contracts (a)	23	24	Other charges
Total Cash Flow	$23	$15
Net Investment
Cross currency swaps	$47	$—	Other charges
Foreign currency forward contracts	45	—	Other charges
Foreign denominated debt	33	Not applicable
Total Net Investment	$125	$—

(a) The ineffective portion related to this item was $5 million of expense.

The following table provides details for the nine months ended September 30, 2013 related to PPG's hedging activities. All amounts are shown on a pre-tax basis:

($ in Millions)	September 30, 2013
Hedge Type	Gain (Loss) Deferred in OCI	Gain (Loss) Recognized
		Amount	Caption
Fair Value
Interest rate swaps	Not applicable	$7	Interest expense
Foreign currency forward contracts	Not applicable	1	Net sales
Equity forward arrangements	Not applicable	46	Asbestos - net
Total Fair Value		$54
Cash Flow
Forward starting swaps	—	(9)	Interest expense
Foreign currency forward contracts (a)	29	30	Other charges
Total Cash Flow	$29	$21
Net Investment
Cross currency swaps	$(15)	$—
Foreign denominated debt	(10)	Not applicable
Total Net Investment	$(25)	$—
(a) The ineffective portion related to this item was $6 million of expense.

Fair Value Measurements

The Company follows a fair value measurement hierarchy to measure its assets and liabilities. As of September 30, 2014 and December 31, 2013, the assets and liabilities measured at fair value on a recurring basis were cash equivalents, equity securities and derivatives. In addition, the Company measures its pension plan assets at fair value (see Item 8. Financial Statements and Supplementary Data - Note 13, "Pensions and Other Postretirement Benefits" in the Company's 2013 Annual Report on Form 10-K for further details). The Company's financial assets and liabilities are measured using inputs from the following three levels:
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
Level 3 inputs are unobservable inputs employed for measuring the fair value of assets or liabilities. The Company does not have any recurring financial assets or liabilities that are recorded in its consolidated balance sheets as of September 30, 2014 and December 31, 2013 that are classified as Level 3 inputs.

Assets and liabilities reported at fair value on a recurring basis:

	September 30, 2014
($ in Millions)	Level 1	Level 2	Level 3
Assets:
Other current assets:
Marketable equity securities	$5	$—	$—
Foreign currency forward contracts	—	39	—
Equity forward arrangement	—	218	—
Investments:
Marketable equity securities	73	—	—
Other Assets:
Foreign currency forward contracts	—	9	—
Liabilities:
Accounts payable and accrued liabilities:
Foreign currency forward contracts	—	24	—
Other liabilities:
Cross currency swaps	—	66	—

	December 31, 2013
($ in Millions)	Level 1	Level 2	Level 3
Assets:
Short-term investments:
Commercial paper and certificates of deposit	$—	$50	$—
Other current assets:
Marketable equity securities	5	—	—
Foreign currency forward contracts	—	25	—
Equity forward arrangement	—	207	—
Investments:
Marketable equity securities	70	—	—
Other assets:
Foreign currency forward contracts	—	2	—
Liabilities:
Accounts payable and accrued liabilities:
Foreign currency forward contracts	—	7	—
Other liabilities:
Cross currency swaps	—	120	—
Foreign currency forward contracts	—	11	—
Long-Term Debt
PPG's long-term debt (excluding capital lease obligations) had carrying and fair values totaling $3,307 million and $3,720 million, respectively, as of September 30, 2014. Long-term debt (excluding capital lease obligations) had carrying and fair values totaling $3,346 million and $3,683 million, respectively, as of December 31, 2013. The fair values of the debt instruments were based on discounted cash flows and interest rates then currently available to the Company for instruments of the same remaining maturities and were measured using level 2 inputs.
Assets and liabilities reported at fair value on a nonrecurring basis:
There were no significant adjustments to the fair value of nonmonetary assets or liabilities during the nine months ended September 30, 2014, or for the year ended December 31, 2013.

14.	Stock-Based Compensation
The Company’s stock-based compensation includes stock options, restricted stock units (“RSUs”) and grants of contingent shares that are earned based on achieving targeted levels of total shareholder return. All current grants of stock options, RSUs and contingent shares are made under the PPG Industries, Inc. Amended and Restated Omnibus Incentive Plan (the “PPG Amended Omnibus Plan”), which was amended and restated effective April 21, 2011. Shares available for future grants under the PPG Amended Omnibus Plan were 6 million as of September 30, 2014.
Total stock-based compensation expense was $15 million and $53 million for the three and nine months ended September 30, 2014, respectively, and $27 million and $59 million for the three and nine months ended September 30, 2013, respectively.
The total income tax benefit recognized in the accompanying condensed consolidated statement of income related to the stock-based compensation was $5 million and $18 million for the three and nine months ended September 30, 2014, respectively, and $9 million and $20 million for the three and nine months ended September 30, 2013.
The following are the details of grants of stock-based compensation during the nine months ended September 30, 2014 and 2013.

	2014		2013
Grant Details	Shares	Fair Value	Shares	Fair Value
Stock options	362,721	$43.09	519,299	$27.36
Restricted stock units	128,046	$180.39	189,554	$126.35
Contingent shares (a)	38,759	$187.06	49,293	$134.72
(a) The number of contingent shares represents the target value of the award.
Stock options are generally exercisable beginning from six to 48 months after being granted and have a maximum term of 10 years. Compensation expense for stock options is recorded over the vesting period based on the fair value on the date of grant. The fair value of the stock option grants issued in the nine months ended September 30, 2014 was calculated with the following weighted average assumptions:

Weighted average exercise price	$187.22
Risk-free interest rate	2.1%
Expected life of option in years	6.5
Expected dividend yield	3.0%
Expected volatility	30.1%
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
Foreign Tax Matter
In June 2014, PPG received a notice from a Foreign Tax Authority (“FTA”) inviting the Company to pay interest totaling approximately $70 million for failure to withhold taxes on a 2009 intercompany dividend. Prior to the payment of the dividend, PPG obtained a ruling from the FTA which indicated that the dividend was tax-exempt and eligible for a simplified no-withholding procedure provided that certain administrative criteria were met. The FTA is now asserting that PPG did not meet all of the administrative criteria for the simplified procedure, and consequently taxes should have been withheld by the dividend payer, which would have made the dividend recipient eligible for a refund.  The Company disagrees with the FTA's assertion. The notice from the FTA is not a formal assessment, and PPG plans to vigorously defend against any assessment that may be received.
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

Following the June 16, 2011 ruling, the third amended PC plan of reorganization was the subject of negotiations among the parties in interest, amendments, proposed amendments and hearings. PC then filed an amended PC plan of reorganization on August 17, 2012. Objections to the plan, as amended, were filed by three entities. One set of objections was resolved by PC, and another set merely restated for appellate purposes objections filed by a party that the Bankruptcy Court previously overruled. The Bankruptcy Court heard oral argument on the one remaining set of objections filed by the remaining affiliated insurer objectors on October 10, 2012. At the conclusion of that argument, the Bankruptcy Court set forth a schedule for negotiating and filing language that would resolve some, but not all, of the objections to confirmation advanced by the insurer objectors. On October 25, 2012, PC filed a notice regarding proposed confirmation order language that resolved those specific objections. Following additional hearings and status conferences, technical amendments to the PC plan of reorganization were filed on May 15, 2013. On May 16, 2013, the Bankruptcy Court issued a memorandum opinion and interim order confirming the PC plan of reorganization, as amended, and setting forth a schedule for motions for reconsideration. Following the filing of motions for reconsideration, the Bankruptcy Court, on May 24, 2013, issued a revised memorandum opinion and final order confirming the modified third amended plan of reorganization and issuing the asbestos permanent channeling injunction. The remaining insurer objectors filed a motion for reconsideration on June 6, 2013. On November 12, 2013, the Bankruptcy Court issued an order granting in part (by clarifying the scope of the channeling injunction in accordance with the agreement of the parties as expressed at the time of final argument on the motion for reconsideration) and otherwise denying the motion for reconsideration. Notices of appeal to the U. S. District Court for the Western District of Pennsylvania were filed by the remaining objecting parties. On March 17, 2014, the appeal of the remaining non-insurer objecting party was dismissed voluntarily, leaving only two affiliated insurance companies as appellants.

On September 30, 2014, the District Court issued a memorandum opinion and order affirming the confirmation order. The remaining objectors could appeal the affirmance order to the U.S. Third Circuit Court of Appeals. Notice of any appeal is due on or before October 30, 2014. The remaining objectors subsequently could seek review by the U.S. Supreme Court.

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

In addition, similar to what was contemplated by the second amended PC plan of reorganization, the channeling injunction will not extend to claims against PPG alleging personal injury caused by asbestos on premises owned, leased or occupied by PPG (so called “premises claims”), which generally have been subject to the stay imposed by the Bankruptcy Court, although motions to lift the stay as to individual premises claims have been granted from time to time. Historically, a small proportion of the claims against PPG and its subsidiaries have been premises claims, and based upon review and analysis, PPG believes that the number of premises claims currently comprises less than 2% of the total asbestos related claims against PPG. Beginning in late 2006, the Bankruptcy Court lifted the stay with respect to certain premises claims against PPG. As a result, PPG and its primary insurers have settled approximately 580 premises claims. PPG’s insurers agreed to provide insurance coverage for a major portion of the payments made in connection with the settled claims, and PPG accrued the portion of the settlement amounts not covered by insurance. Primarily as a result of motions practice in the Bankruptcy Court with respect to the application of the stay to premises claims, PPG faces approximately 325 active premises claims. PPG is currently engaged in the process of settling or otherwise resolving approximately 80 of these claims. Of the remaining 245 active premises claims, approximately 125 such claims have been initiated in lawsuits filed in various state courts, primarily in Louisiana, West Virginia, Ohio, Illinois, and Pennsylvania, and are the subjects of active litigation and are being defended by PPG. PPG believes that any financial exposure resulting from such premises claims, taking into account available insurance coverage, will not have a material adverse effect on PPG’s consolidated financial position, liquidity or results of operations.

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
PPG’s obligation under the 2009 PPG Settlement Arrangement at December 31, 2008 was $162 million less than the amount that would have been due under the 2002 PPG Settlement Arrangement. This reduction is attributable to a number of negotiated provisions in the 2009 PPG Settlement Arrangement, including the provisions relating to the channeling injunction under which PPG retains liability for any non-PC Relationship Claims. PPG will retain such amount as a reserve for asbestos-related claims that will not be channeled to the Trust, as this amount represents PPG’s best estimate of its liability for these claims. PPG does not have sufficient current claim information or settlement history on which to base a better estimate of this liability, in light of the fact that the Bankruptcy Court’s stay has been in effect since 2000. As a result, PPG’s reserve at September 30, 2014 and December 31, 2013 for asbestos-related claims that will not be channeled to the Trust is $162 million. This amount is included within "Other liabilities" on the accompanying consolidated balance sheets. In addition, under the 2009 PPG Settlement Arrangement, PPG will retain for its own account rights to recover proceeds from certain historical insurance assets, including policies issued by non-participating insurers. Rights to recover these proceeds would have been assigned to the Trust by PPG under the 2002 PPG Settlement Arrangement.
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
Of the total obligation of $1,028 million under the 2009 PPG Settlement Arrangement at September 30, 2014, $773 million is reported as a current liability and $255 million is reported as a non-current liability in the accompanying condensed consolidated balance sheet. The future accretion of the noncurrent portion of the liability will total $84 million and be reported as expense in the condensed consolidated statement of income over the period through 2023, as follows (in millions):

Remainder of 2014	$3
2015	14
2016 – 2023	67
Total	$84
The following table summarizes the impact on PPG’s financial statements for the three and nine months ended September 30, 2014 and 2013 resulting from the 2009 PPG Settlement Arrangement including the change in fair value of the stock to be transferred to the Trust and the equity forward instrument (see Note 13, “Financial Instruments, Hedging Activities and Fair Value Measurements”) and the increase in the net present value of the future payments to be made to the Trust.

($ in millions)	Three Months Ended September 30		Nine Months Ended September 30
Increase (decrease) in expense	2014	2013	2014	2013

Change in fair value:
PPG stock	$(18)	$29	$10	$45
Equity forward instrument	18	(29)	(11)	(46)
Accretion of asbestos liability	3	3	10	10
Asbestos settlement – net expense	$3	$3	$9	$9
The fair value of the equity forward instrument is included as an "Other current asset" as of September 30, 2014 and December 31, 2013 in the accompanying condensed consolidated balance sheet. Payments under the fixed payment schedule require annual payments that are due each June. The current portion of the asbestos settlement liability included in the accompanying condensed consolidated balance sheet as of September 30, 2014 consists of all such payments required through June 2015, the fair value of PPG’s common stock and the value of PPG’s investment in Pittsburgh Corning Europe. The net present value of the remaining payments due is included in the long-term asbestos settlement liability in the accompanying condensed consolidated balance sheet as of September 30, 2014.
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
As of September 30, 2014 and December 31, 2013, PPG had reserves for environmental contingencies totaling $375 million and $337 million, respectively, of which $212 million and $133 million were classified as a current liability as of September 30, 2014 and December 31, 2013, respectively. The reserve at September 30, 2014 included $270 million for environmental contingencies associated with PPG’s former chromium manufacturing plant in Jersey City, N.J. and associated sites (“New Jersey Chrome”) and $105 million for other environmental contingencies, including National Priority List sites and legacy glass and chemical manufacturing sites. The reserve at December 31, 2013 included $231 million for environmental contingencies associated with New Jersey Chrome and $106 million for other environmental contingencies, including National Priority List sites and legacy glass and chemical manufacturing sites.
Pre-tax charges against income for environmental remediation costs totaled $138 million and $143 million, respectively, for the three and nine months ended September 30, 2014, and $92 million and $107 million, respectively, for the three and nine months ended September 30, 2013, and are included in "Other charges" in the accompanying condensed consolidated statement of income. In addition to the environmental remediation charges in 2013 and 2014 for New

Jersey Chrome discussed below, the nine months ended September 30, 2013 also included an environmental remediation charge of $12 million for remediation costs at a legacy chemical manufacturing site in Barberton, Ohio. Cash outlays related to all environmental remediation aggregated $31 million and $106 million, respectively, for the three and nine months ended September 30, 2014, and $21 million and $72 million, respectively, for the three and nine months ended September 30, 2013.
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
A settlement agreement among PPG, NJDEP and Jersey City (which had asserted claims against PPG for lost tax revenue) was reached in the form of a Judicial Consent Order (the “JCO”) that was entered by the court on June 26, 2009. PPG’s remedial obligations under the ACO with NJDEP have been incorporated into the JCO. Pursuant to the JCO, a new process has been established for the review of the technical reports PPG must submit for the investigation and remedy selection for the 14 ACO sites and for six sites for which PPG has accepted sole responsibility under the terms of an agreement with the NJDEP that was finalized in September 2011 (“The Orphan Sites Settlement”). The JCO also provided for the appointment of a court-approved Site Administrator who is responsible for establishing a master schedule for the remediation of the 20 PPG sites. Based upon current knowledge of the conditions at the sites and the experience gained over the last several years, the JCO parties established a new master schedule, which was approved by the court, and extended the goal for cleanup of soils and sources of contamination to December 1, 2015. Under the JCO, NJDEP could seek to impose stipulated civil penalties if PPG fails to complete soil and source remediation of JCO sites by the December 2015 goal or perform certain other tasks under the master schedule.
Over the past several years, activities have been undertaken and remedial alternatives were assessed which included, but were not limited to, soil excavation and offsite disposal in a licensed disposal facility, in situ chemical stabilization of soil and groundwater, and in situ solidification of soils. The submission of a final draft soil remedial action work plan for the former chromium manufacturing site and five adjacent sites was initially required to be submitted to NJDEP in May 2012. However, this submission has been delayed while PPG works with NJDEP and Jersey City to address issues related to PPG’s proposed approach to obtaining use limitations for the properties that will be remediated. Property owners must accept use limitations before NJDEP may approve a remedial action work plan. In the meantime, NJDEP has completed a review of the technical aspects of PPG's proposed soil remedial action work plan and has expressed its support of the remediation activities identified therein which PPG continues to perform while the issues related to use limitations for these properties are being addressed. During 2012, PPG completed remedial activities at three sites for which PPG has accepted sole responsibility under the terms of the Orphan Sites Settlement and has received "No Further Action" determination from the NJDEP for these sites. Subsequently, PPG has or is in the process of, completing remedial activities at seven sites with completion of field activities expected in the fourth quarter of 2014 or first quarter of 2015. Remedial activities for the remaining four sites have yet to be started.
The most significant assumptions underlying the cost estimates are those related to the extent and concentration of chromium impacts in the soil, as these determine the quantity of soil that must be treated in place, the quantity that will have to be excavated and transported for offsite disposal, and the nature of disposal required. The charges taken for the estimated cost to remediate the New Jersey Chrome sites are exclusive of any third party indemnification, as the recovery of any such amounts is uncertain.
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
During the third quarter of 2014, PPG completed an updated assessment of costs incurred to date versus current progress, and the potential cost impacts of recently acquired information, including the extent of impacted soils, percentage of hazardous versus non-hazardous soils, daily soil excavation rates, and engineering, administrative and other associated costs. Based on this assessment, a reserve adjustment of $136 million was recorded in the third quarter of 2014. Principal factors impacting costs included a refinement in the estimate of the mix of hazardous to non-hazardous soils to be excavated, an overall increase in soil volumes to be excavated, enhanced water management requirements, decreased daily soil excavation rates due to site conditions, initial estimates for remedial actions related to groundwater, and increased oversight and management costs. Based on our recently completed and ongoing investigations, approximately 1.3 million tons of soil may be potentially impacted for all New Jersey Chrome sites.
The liability for remediation of the New Jersey Chrome sites totals $270 million at September 30, 2014. The major cost components of this liability continue to be related to transportation and disposal of impacted soil as well as construction services. These components account for approximately 36% and 47% of the accrued amount, respectively, as of September 30, 2014. The accrued liability also includes estimated costs for water treatment, engineering and project management.
Although the majority of PPG’s remedial responsibilities for source removal and soil remediation will be satisfied by the December 1, 2015 deadline under the JCO, there will be remedial activity at other multi-party sites, such as, sewer sites and a refinery shared with other potentially responsible parties, that will continue beyond 2015. In addition, information will continue to be generated from the ongoing groundwater remedial investigation activities and will be incorporated into a final draft remedial action work plan for groundwater expected to be submitted to NJDEP in 2015. Groundwater remediation is expected to occur over several years after agency approval of the work plan.
As described above, there are multiple future events yet to occur, including further remedy selection and design, remedy implementation and execution, obtaining of required approvals from applicable governmental agencies or community organizations and submission of the final draft remedial action work plan for groundwater to be submitted to NJDEP in 2015. Considerable uncertainty exists regarding the timing of these future events for the New Jersey Chrome sites. Final resolution of these events is expected to occur over the next several years. As these events occur and to the extent that the cost estimates of the environmental remediation remedies change, the existing reserve for this environmental remediation will be adjusted.
Remediation: Other Sites
Certain remedial actions are also occurring at a legacy chemical manufacturing site in Barberton, Ohio, where PPG has completed a Facility Investigation and Corrective Measure Study (“CMS”) under USEPA’s Resource Conservation and Recycling Act (“RCRA”) Corrective Action Program. USEPA Region V transferred its oversight authority to the Ohio Environmental Protection Agency (“OEPA”) in 2010. PPG is responsible for filing engineering remedies for various issues at this site. PPG has been addressing impacts from a legacy plate glass manufacturing site in Kokomo, Indiana under the Voluntary Remediation Program of the Indiana Department of Environmental Management. PPG is currently performing additional investigation activities at this location.
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
Remediation: Reasonably Possible Matters
In addition to the amounts currently reserved for environmental remediation, the Company may be subject to loss contingencies related to environmental matters estimated to be as much as $75 million to $200 million. Such unreserved losses are reasonably possible but are not currently considered to be probable of occurrence. These reasonably possible unreserved losses relate to environmental matters at a number of sites. The loss contingencies related to these sites include significant unresolved issues such as the nature and extent of contamination at these sites and the methods that may have to be employed to remediate them.

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

Other Matters
The Company accrues for product warranties at the time the products are sold based on historical claims experience. As of September 30, 2014 and December 31, 2013, the reserve for product warranties were $11 million and $10 million, respectively. Pretax charges against income for product warranties and the related cash outlays were not material for the three and nine months ended September 30, 2014 and 2013.
The Company had outstanding letters of credit and surety bonds of $117 million and guarantees of $50 million as of September 30, 2014. The Company does not believe any loss related to such guarantees is likely.

16.	Reportable Business Segment Information
In conjunction with the Company’s continued strategic focus on its coatings businesses, including the Company's recently completed actions to grow its global architectural coatings business, as well as the divestiture of its 51% ownership interest in its Transitions Optical joint venture and 100% of its sunlens business to Essilor, the Company has realigned its segment reporting structure effective for the first quarter ended March 31, 2014. The change in the reportable segment structure reflects the manner in which the Company is currently managing its business.
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
The Industrial Coatings reportable segment is comprised of the automotive original equipment manufacturer (“OEM”) coatings, industrial coatings, packaging coatings, and the specialty coatings and materials operating segments. This reportable segment primarily supplies a variety of protective and decorative coatings and finishes along with adhesives, sealants, metal pretreatment products, optical monomers and coatings, precipitated silicas, Teslin® and other specialty materials.
The Glass reportable segment is comprised of the flat glass and fiber glass operating segments. This reportable segment primarily supplies flat glass and continuous-strand fiber glass products.

Reportable segment net sales and segment income for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
($ in millions)
Net sales:
Performance Coatings	$2,257	$2,190	$6,607	$6,027
Industrial Coatings	1,395	1,306	4,208	3,935
Glass	283	278	838	803
Total (a)	$3,935	$3,774	$11,653	$10,765
Segment income:
Performance Coatings	$345	$325	$966	$841
Industrial Coatings	240	206	728	622
Glass	33	21	48	34
Total	618	552	1,742	1,497
Legacy items (b)	(25)	(99)	(46)	(156)
Business restructuring	—	(98)	—	(98)
Acquisition-related costs (c)	(4)	(6)	(10)	(31)
Interest expense, net of interest income	(34)	(37)	(104)	(118)
Other corporate expense	(56)	(65)	(187)	(184)
Income from continuing operations before income taxes	$499	$247	$1,395	$910

(a)	Intersegment net sales for the three and nine months ended September 30, 2014 and 2013 were not material.

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

The three and nine months ended September 30, 2014 includes a pre-tax gain of $116 million for the sale of a North American flat glass manufacturing facility and an equity affiliate's sale of a business as well as pre-tax charges of $138 million for an increase to legacy environmental reserves. The three months ended September 30, 2013 included a pre-tax charge of $89 million for an increase to legacy environmental reserves. The nine months ended September 30, 2013 included pre-tax charges of $101 million for an increase to legacy environmental reserves and $18 million for final settlement of certain legacy Canadian pension plans.

(c)
Includes advisory, legal, accounting, valuation and other professional or consulting fees incurred in connection with acquisition activity. In addition, for the nine months ended September 30, 2013, the expense includes flow-through costs of sales of the step up to fair value of inventory acquired primarily from the North American architectural coatings business acquisition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Discontinued Operations
In March 2014, the Company completed the sale of its 51% ownership interest in its Transitions Optical joint venture and 100% of its sunlens business to Essilor International (Compagnie Generale D'Optique) SA ("Essilor"). The results of operations and cash flows of these businesses for the 2014 period prior to the sale and the net gain on the sale are reported as results from discontinued operations for the nine months ended September 30, 2014. For prior periods presented, the results of operations and cash flows of these businesses have been reclassified from continuing operations and presented as results from discontinued operations.
In January 2013, PPG completed the separation of its commodity chemicals business and the merger of the subsidiary holding the PPG commodity chemicals business with a subsidiary of the Georgia Gulf Corporation. The combined company formed by uniting Georgia Gulf with PPG's former commodity chemicals business is named Axiall Corporation. PPG holds no ownership interest in Axiall. The results of operations and cash flows of the commodity chemicals business for the month of January 2013 and the net gain from the separation are presented as results from discontinued operations.

See Note 4, "Discontinued Operations" in Item 1 - Financial Statements, for additional information relating to these transactions.
Performance in Third Quarter of 2014 Compared to Third Quarter of 2013
Performance Overview
Net sales increased $161 million, or 4% from the third quarter of 2013, to $3,935 million primarily due to higher sales volumes (3%) and higher selling prices (1%). All three reportable segments achieved higher year-over-year volume with improvements in all major regions, led by North America and Asia, and a slight increase in Europe. Volume growth was strongest in PPG's automotive original equipment manufacturer ("OEM"), aerospace, and automotive refinish businesses, and was coupled with solid growth in many of the industrial coatings and specialty coatings and materials end-use markets. Selling prices improved modestly with a focus on offsetting wage, transportation and energy cost inflation. Currency translation impacts were minimal to both sales and segment income, but translation impacts varied by currency. Versus the prior year, the euro weakened against the U.S. dollar and other currencies were mixed against the dollar.
Sales volumes grew 4% year-over-year in the United States and Canada continuing a multi-quarter trend of growth, reflecting the continuing, moderate economic improvement in the region. The pace of growth was generally consistent with the second quarter. Growth was most prominent in automotive OEM, aerospace, and automotive refinish, and was coupled with solid improvements in many of the general industrial coatings and specialty coatings and materials end-use markets. Year-over-year European volumes also improved, but by less than 1%. The 2014 third quarter growth rate was lower than the second quarter growth rate of 3% as European sales trends improved in each quarter during 2013 making the third quarter a more difficult comparison. Overall demand in the region was mixed by country with some geographies or end-use markets improving and others weakening. From an end-use market perspective, European aerospace and automotive OEM delivered the largest gains, while architectural coatings volumes were down about 1%. Emerging region volume growth accelerated slightly versus the prior quarter with improved performance in both Asia and Latin America. Most businesses in Asia achieved volume growth, including the marine business. Automotive OEM grew in Latin America despite industry declines but was partly offset by declines in other end-use markets in the region.
Cost of sales, exclusive of depreciation and amortization, increased $68 million, or 3% from the third quarter of 2013, to $2,229 million primarily due to increased sales volumes offset by lower manufacturing costs. Cost of sales as a percentage of sales was 57% in the third quarters of 2014 and 2013.
Selling, general and administrative expenses increased $31 million, or 3% from the third quarter of 2013, to $941 million primarily due to overhead cost inflation and increases related to acquisitions. Selling, general and administrative expenses as a percentage of sales was 24% in the third quarters of 2014 and 2013.
The reported effective tax rate on pre-tax earnings from continuing operations for the quarter ended September 30, 2014 was 23.2% compared to 16.2% in the third quarter of 2013. Excluding certain non-recurring items, we expect our full year adjusted 2014 effective tax rate on pre-tax earnings from continuing operations to be in the range of 23.5% to 24.5%. Because of the differences in the tax rates in the countries in which we operate, a shift in the geographic mix of earnings will impact our overall ongoing tax rate. See the Regulation G reconciliation below for details of PPG's adjusted effective tax rate from continuing operations.
Diluted earnings-per-share for the three months ended September 30, 2014 were $2.66, comprised of net income from continuing operations of $2.70 and a net loss from discontinued operations of $0.04. These diluted earnings per share from continuing operations compare to diluted earnings-per-share from continuing operations of $1.41 for the three months ended September 30, 2013. The increase in diluted earnings-per-share from continuing operations was due to the higher earnings aided by the benefits of prior cash deployment, including acquisitions, the achievement of targeted synergies and cost savings from the implementation of our restructuring plans. Also, the Company is benefiting from shares repurchased in 2013 as well as the 2.4 million shares of stock repurchased during 2014.
During the third quarter of 2014, we continued to execute on our strategic and earnings-accretive cash deployment initiatives. Work continued on customary actions relating to our pending acquisition of Comex, which is expected to close during the fourth quarter of 2014. We still remain highly focused on deploying our strong cash position and balance sheet on additional earnings accretive initiatives.
Looking ahead, the fourth quarter is traditionally a slower quarter seasonally than the third quarter; however, we anticipate many of the same factors that led to our earnings growth year-to-date will continue. Based upon current exchange rates, we expect that foreign currency translation will negatively impact fourth quarter year-over-year financial results.
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
The effective tax rate from continuing operations is reconciled to the adjusted effective tax rate from continuing operations below:

Three months ended September 30, 2014
(Millions, except per share amounts)	Income Before Income Taxes	Tax Expense	Effective Tax Rate
Effective tax rate, continuing operations	499	116	23.2%
Includes:
Increase to legacy environmental reserves	138	52	37.6%
Gain on asset dispositions	(116)	(43)	37.6%
Acquisition-related costs	4	2	37.6%
Pension plan settlement costs	2	—	26.7%
Adjusted effective tax rate, continuing operations, excluding certain charges	$527	$127	24.0%

Three months ended September 30, 2013
(Millions, except per share amounts)	Income Before Income Taxes	Tax Expense	Effective Tax Rate
Effective tax rate, continuing operations	$247	$40	16.2%
Includes:
Business restructuring charge	98	25	25.5%
Increase to legacy environmental reserves	89	33	37.1%
Acquisition-related costs	6	3	50.0%
Adjusted effective tax rate, continuing operations, excluding certain charges	$440	$101	23.0%
Net income (attributable to PPG) and earnings-per-share – assuming dilution (attributable to PPG) are reconciled to adjusted net income (attributable to PPG) and adjusted earnings-per-share – assuming dilution below:

Three Months ended September 30, 2014	Continuing Operations
(Millions, except per share amounts)	Net Income	EPS
Net income (attributable to PPG)	$377	$2.70
Net income (attributable to PPG) includes (after-tax):
Increase to legacy environmental reserves	86	0.61
Gain on asset dispositions	(73)	(0.52)
Acquisition-related costs	2	0.02
Pension plan settlement costs	2	0.01
Adjusted net income	$394	$2.82

Three Months ended September 30, 2013	Continuing Operations
(Millions, except per share amounts)	Net Income	EPS
Net income (attributable to PPG)	$204	$1.41
Net income (attributable to PPG) includes (after-tax):
Business restructuring charge	73	0.50
Increase to legacy environmental reserves	56	0.39
Acquisition-related costs	3	0.02
Adjusted net income	$336	$2.32
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
Performance Coatings
Performance Coatings net sales increased $67 million, or 3% from the third quarter of 2013, to $2,257 million primarily due to higher selling prices reflecting actions implemented to offset cost inflation, improved volumes and modest acquisition-related sales impacts. Segment sales volumes improved 1% year-over-year with improvements in North America and emerging regions offsetting a 1% decline in Europe. The aerospace and automotive refinish businesses had mid-single digit percentage sales growth globally. Aggregate currency translation impacts were minimal.
Global aerospace industry demand continues to expand, and the business continues to benefit from industry new-build expansion, coupled with PPG specific new products, including those focused on the latest substrates used in newer airplane construction. The automotive refinish business continues to benefit from the expansion of the vehicle parc in Asia and higher North American demand. We expect these trends to continue for both businesses in the fourth quarter.
Architectural coatings EMEA volumes declined 1% in comparison with strengthening prior-year levels. Activity levels remained inconsistent within the region with several countries experiencing flat or reduced demand. Other regions, including Eastern Europe and the United Kingdom had healthy demand growth. We expect these uneven trends to continue in the fourth quarter.
North American architectural coatings net sales improved by low single-digit percentages, including benefits from increased end-use market demand. As with previous quarters, sales results remained mixed by architectural distribution channel. Low-single-digit percentage growth occurred in the national (do-it-yourself) retail channel, including an initial benefit from several new PPG products that were introduced throughout the quarter. Same store sales for PPG’s legacy company-owned stores open for more than 12 months improved mid-to-high single digit percentages, with results strengthening throughout the quarter. These gains were partly offset by reduced sales resulting from the planned closure of redundant or non-profitable stores acquired in 2013, most of which occurred in the second half of 2013. The improved profitability as a result of the planned closure of these stores is a meaningful element of the year-over-year acquisition-related synergies we have achieved. Overall acquisition synergy capture remains ahead of schedule, with nearly all actions expected to be completed by the end of 2014, one year ahead of the original timeline. Architectural coatings sales to independent distributors declined by low single-digit percentages, primarily due to weaker Canadian demand.
Aggregate protective and marine coatings net sales increased slightly in the quarter, including higher North American volumes aided by increased building and maintenance for infrastructure, along with energy-related demand growth. Additionally, we achieved modest growth in the marine end-use market, following several quarters of negative activity trends in that industry. We expect this business to deliver comparable volume growth in the fourth quarter.
Third quarter segment income increased $20 million, or 6% from the third quarter of 2013, to $345 million primarily due to higher net sales and further realization of cost synergies stemming from the North American architectural coatings acquisition in 2013, partly offset by cost inflation, including increased transportation costs for these distribution-oriented businesses.
Looking forward, the Performance Coatings segment has the most pronounced sales and income seasonality given the nature of the businesses that comprise the segment. We expect traditional seasonal sales declines in the fourth quarter. Additionally, based on current exchange rates, we expect foreign currency translation to be a negative factor in sequential and year-over-year sales comparisons. In fourth quarter 2013, the dollar weakened versus the euro when compared with the third quarter 2013. The dollar has strengthened against the euro when compared to both the fourth quarter of 2013 and the third quarter of 2014.
Industrial Coatings
Industrial Coatings segment net sales increased $89 million, or 7% from the third quarter of 2013, to $1,395 million primarily due to sales volume growth, led by increases in North America and emerging regions along with solid but more modest growth in Europe. PPG’s global automotive OEM business grew volumes in all regions by high single digit percentages year-over-year in comparison with industry demand growth of about 3.5% in the quarter. Global automotive industry growth occurred in all regions, highlighted by 10% growth in China. European industry production also grew against strengthening prior year comparable results. Growth in the Americas was led by North America, primarily the United States and Mexico, which offset lower South American production.
Third quarter segment income increased $34 million, or 17% from the third quarter of 2013, to $240 million primarily due to increased sales volume and manufacturing cost improvements.
Year-over-year industry growth for auto production is forecasted to continue in the fourth quarter in all major regions, although growth rates are expected to moderate in comparison to recent quarters. We expect PPG to grow at an above-market pace, including the benefits that come from technology, service and our global breadth, which provides access to additional growth opportunities.
Global but uneven industry demand growth has continued in many general industrial and specialty coatings and materials end-use markets. These markets include, among others, electronics, durable goods, coil extrusion, auto parts and accessories, and heavy duty equipment. PPG’s year-over-year sales into these markets grew mid-single digit percentages in the third quarter, a pace at-or-above previous quarters. Results in each major region were similar to overall global results driven by several factors, including increased middle-class durable goods consumption in China and initial improvement in commercial construction in North America which positively impacted coil extrusion demand. Looking ahead, we expect these overall general industrial trends to continue, but growth rates will likely moderate based on strong prior year global industrial growth and in certain end-use markets, such as auto parts and accessories due to moderating global automotive production.
Global packaging coatings volumes decreased modestly due to continued softness in Europe. However, PPG’s volume trend in this business has improved versus the previous quarters in 2014. The packaging industry is beginning a shift to new interior can coatings technologies for beverage and food containers, with certain European markets shifting to these new technologies in January of 2015. As a result of this technology change, PPG will have greater access to a much larger portion of the packaging coatings market as PPG previously had minimal sales for interior packaging coatings. PPG continues to complete significant development activities and trials with customers, and that work will continue into the fourth quarter as customers move from pilot trials to commercial production.

Based on current exchange rates, we expect foreign currency translation to be a negative factor in sequential and year-over-year sales comparisons.
Glass
Third quarter net sales for the Glass segment increased $5 million, or 2% from the third quarter of 2013, to $283 million primarily due to higher sales volumes and pricing in flat glass stemming from improvements in residential and non-residential end-use market demand, partly offset by currency translation related to the Canadian dollar. Flat glass demand improvement was most prominent in our value-added and specialty glass products, producing favorable product mix for the segment. These volume improvements were offset by lower fiber glass volumes due to reduced product availability stemming from weaker manufacturing performance.
Segment income increased $12 million from the third quarter of 2013, to $33 million as the benefit of improved flat glass product mix and manufacturing cost improvements offset by moderate freight and natural gas cost inflation.
Looking ahead, we anticipate lower seasonal demand and lower manufacturing utilization in both businesses. We expect seasonally adjusted year-over-year demand growth and the favorable product mix to continue in flat glass. Efforts are underway to improve the fiber glass manufacturing performance and related product availability. As previously announced during the third quarter, PPG sold one of its flat glass facilities and recognized a gain on that sale. We expect to incur modest one-time expenses as we exit that facility in the fourth quarter.
Performance in First Nine Months of 2014 Compared to First Nine Months of 2013
Performance Overview
Net sales increased $888 million, or 8% from the first nine months of 2013, to $11,653 million primarily due to sales from acquired businesses (4%), higher sales volumes (3%) and higher selling prices (1%). Acquired businesses added about $395 million in the first nine months of 2014, primarily due to the North American architectural coatings acquisition the net sales of which were classified as acquisition-related until April 1, 2014. All three reportable business segments achieved higher year-over-year sales volumes. Additionally, aggregate sales volumes increased in all regions. Pricing advanced in aggregate, with a focus on offsetting wage, transportation and energy cost inflation.
Cost of sales, exclusive of depreciation and amortization, increased $340 million, or 5% from the first nine months of 2013, to $6,626 million primarily due to higher sales volumes and the inclusion of cost of sales from acquired businesses partially offset by lower manufacturing costs. Cost of sales as a percentage of sales decreased to 57% in the first nine months of 2014 from 58% in the first nine months of 2013.
Selling, general and administrative expenses increased $245 million, or 9% from the first nine months of 2013, to $2,826 million primarily due to the inclusion of acquired businesses and overhead cost inflation. Selling, general and administrative expenses as a percentage of sales was 24% in the first nine months of 2014 and 2013.
The reported effective tax rate on pre-tax earnings from continuing operations for the first nine months of 2014 was 23.7% compared to 20.0% in the first nine months of 2013. The increase is primarily due to an after-tax benefit of $10 million for the retroactive impact of U.S. tax law changes that were enacted in early 2013 and included in the effective tax rate for the first nine months of 2013. Excluding certain non-recurring items, we expect our full year adjusted 2014 effective tax rate on pre-tax earnings from continuing operations to be in the range of 23.5% to 24.5%. Because of the differences in the tax rates in the countries in which we operate, a shift in the geographic mix of earnings will impact our overall ongoing tax rate. See the Regulation G reconciliation below for details of PPG's adjusted effective tax rate from continuing operations.
Diluted earnings-per-share for the nine months ended September 30, 2014 were $14.41, comprised of net income from continuing operations of $7.47 and discontinued operations, net of tax of $6.94. These diluted earnings per share from continuing operations compare to $4.88 in the first nine months of 2013. The increase in diluted earnings-per-share from continuing operations was aided by the benefits of prior cash deployment, including acquisitions, the achievement of targeted synergies and the cost savings from the implementation of our restructuring plans. Also, the Company is benefiting from shares repurchased in 2013 as well as the 2.4 million shares of stock repurchased during 2014. The diluted earnings per share from discontinued operations is a result of the net income from our interest in the Transitions Optical joint venture and sunlens business which were sold in March of 2014.
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
The effective tax rate from continuing operations is reconciled to the adjusted effective tax rate from continuing operations below:

Nine months ended September 30, 2014
(Millions, except per share amounts)	Income Before Income Taxes	Tax Expense	Effective Tax Rate
Effective tax rate, continuing operations	1,395	330	23.7%
Includes:
Increase to legacy environmental reserves	138	52	37.7%
Gain on asset dispositions	(116)	(43)	37.1%
Acquisition-related costs	10	4	40.0%
Pension plan settlement costs	7	2	28.6%
Adjusted effective tax rate, continuing operations, excluding certain charges	$1,434	$345	24.1%

Nine months ended September 30, 2013
(Millions, except per share amounts)	Income Before Income Taxes	Tax Expense	Effective Tax Rate
Effective tax rate, continuing operations	$910	$182	20.0%
Includes:
Increase to legacy environmental reserves	101	37	36.6%
Business restructuring charge	98	25	25.5%
Pension plan settlement costs	18	5	27.8%
Acquisition-related costs	31	10	32.3%
Retroactive benefit of U.S. tax law change	—	10
Adjusted effective tax rate, continuing operations, excluding certain charges	$1,158	$269	23.2%
Net income (attributable to PPG) and earnings-per-share – assuming dilution (attributable to PPG) are reconciled to adjusted net income (attributable to PPG) and adjusted earnings-per-share – assuming dilution below:

Nine Months ended September 30, 2014	Continuing Operations
(Millions, except per share amounts)	Net Income	EPS
Net income (attributable to PPG)	$1,047	$7.47
Net income (attributable to PPG) includes (after-tax):
Increase to legacy environmental reserves	86	0.61
Gain on asset dispositions	(73)	(0.52)
Acquisition-related costs	6	0.04
Pension settlement costs	5	0.03
Adjusted net income	$1,071	$7.63

Nine Months ended September 30, 2013	Continuing Operations
(Millions, except per share amounts)	Net Income	EPS
Net income (attributable to PPG)	$713	$4.88
Net income (attributable to PPG) includes (after-tax):
Business restructuring charge	73	0.50
Increase to legacy environmental reserves	64	0.44
Pension settlement costs	13	0.09
Acquisition-related costs	21	0.14
Retroactive benefit of U.S. tax law change	(10)	(0.07)
Adjusted net income	$874	$5.98
Performance of Reportable Business Segments
Performance Coatings
Performance Coatings net sales increased $580 million, or 10% from the first nine months of 2013, to $6,607 million primarily due to net sales from the North American architectural coatings acquisition. Prices increased 1% and segment volumes, excluding acquisitions, advanced 1% consistent across major regions.
Architectural coatings EMEA was the primary contributor to the higher net sales in Europe, as volumes improved by low-single digit percentages year-over-year aided by partial demand recovery in some regions and in comparison to strengthening prior year levels.
The aerospace and automotive refinish businesses both delivered higher sales volumes year-over-year in each major region. Demand trends in the overall aerospace industry continued to remain favorable globally. Refinish growth was supported by increasing emerging region activity and solid growth in the developed regions, including benefits from the expansion of the vehicle parc in Asia, higher North American demand and a partial demand recovery in Europe. Excluding the impacts of acquisitions and currency, North American architectural coatings net sales were slightly higher year-over-year.
Segment income increased $125 million, or 15% from the first nine months of 2013, to $966 million primarily due to the increase in net sales and further realization of cost synergies, partially offset by cost inflation, including increased transportation costs for these distribution oriented businesses. We have implemented pricing actions to offset cost inflation.
Industrial Coatings
Industrial Coatings segment net sales increased $273 million, or 7% from the first nine months of 2013, to $4,208 million primarily due to volume growth. PPG’s global automotive OEM business grew net sales by high single-digit percentages year-over-year, continuing a multi-quarter trend of outperforming global industry growth. PPG continues to benefit from the adoption of new technologies and ongoing focus on customer service and customer process improvement initiatives. Growth accelerated in the industrial coatings business, aided by continued North American and emerging region strength, and European demand remained positive year-over-year. Packaging coatings year-over-year net sales were lower, reflecting continued weakness in Europe. Specialty coatings and materials net sales grew year-over-year aided by improved volumes in optical materials, precipitated silicas and Teslin®.
Segment income increased $106 million, or 17% from the first nine months of 2013, to $728 million primarily due to the benefit from sales volume growth and improved manufacturing costs as a result of our continued focus on increased productivity and efficiency.
Glass
Glass net sales increased $35 million, or 4% from the first nine months of 2013, to $838 million primarily due to higher pricing and sales volumes in flat glass and higher sales volumes in fiber glass. Sales volumes in flat glass reflect improvements in residential and non-residential end-use market demand, partly offset by negative Canadian dollar related currency translation.
Segment income increased $14 million from the first nine months of 2013, to $48 million as the benefit of manufacturing cost improvements and the impact of improved sales volumes was partially offset by higher maintenance costs stemming from scheduled projects. Higher natural gas-based energy costs were also a negative factor.

Liquidity and Capital Resources
PPG ended the quarter with cash and short-term investments totaling approximately $3.0 billion, an increase of 74% from $1.7 billion at December 31, 2013 primarily due to the receipt of $1.735 billion in gross cash proceeds in connection with the divestiture of PPG's ownership interest in the Transitions Optical joint venture and sunlens business (See Note 4 "Discontinued Operations" in Item 1 - Financial Statements).
Cash from operating activities - continuing operations for the nine months ended September 30, 2014 and 2013 was $1,244 million and $1,144 million, respectively.
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
During 2014, PPG acquired Canal Supplies Inc., a privately-owned, Panama-based distributor of protective and marine coatings to customers in Central America, and Painter's Supply, an independent architectural paint distributor headquartered in Connecticut. In July 2014, PPG acquired The Homax Group, Inc., a supplier of decorative wall and ceiling texture repair products in North America and Masterwork Paint Company, an independent architectural paint distributor headquartered in Pittsburgh. The collective purchase price for these transactions, and the fair value of the assets and liabilities acquired, were not material.
Other uses of cash during the nine months ended September 30, 2014 included:

•	Capital expenditures, excluding acquisitions, were $358 million, or about 3 percent of sales. Anticipated 2014 capital spending is expected to be in the range of $500 million to $600 million.

•
PPG expects to make mandatory contributions to its non-U.S. plans in 2014 in the range of $15 million to $25 million, of which $11 million was made as of September 30, 2014. PPG does not have a mandatory contribution to make to its U.S. defined benefit pension plans in 2014.

•	Cash dividends paid totaled $269 million.

•	Cash spent on share repurchases totaled $450 million.

•	Repayment of acquired debt totaled $37 million.
We believe that our cash on hand and short term investments, cash from operations and the Company’s available debt capacity will continue to be sufficient to fund operating activities, capital spending, including acquisitions, dividend payments, debt service, amounts due under the proposed asbestos settlement, share repurchases and contributions to pension plans. We intend to deploy our cash in a timely, disciplined manner with a continued emphasis on incremental earnings accretive initiatives, including additional acquisitions and share repurchases. Including the acquisition of Comex, we expect to spend at or above the top end of our previously communicated range of $3.0 billion to $4.0 billion of cash in 2014 and 2015 combined on acquisitions and share repurchases.
The ratio of total debt, including capital leases, to total debt and PPG shareholders’ equity was 35 percent at September 30, 2014 and 41 percent at December 31, 2013, respectively.
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

(Millions, except percentages)	September 30, 2014	December 31 2013		September 30, 2013
Trade Receivables, Net	$2,622	$2,414		$2,838
Inventories, FIFO	2,086	2,019		2,075
Trade Creditors’ Liabilities	1,954	1,790		1,926
Operating Working Capital	$2,754	$2,643	(a)	$2,987	(a)
Operating Working Capital as a % of Sales	17.5%	17.8%		18.8%
(a) Inclusive of amounts related to PPG's interest in the Transitions Optical joint venture and sunlens businesses that were sold on March 31, 2014.
Days sales outstanding at September 30, 2014 were 55 days, which is the same as days sales outstanding at December 31, 2013 and a 5 day decrease from September 30, 2013 (both comparisons exclude sales and receivables of the former Transitions Optical and sunlens businesses).
Currency
From December 31, 2013 to September 30, 2014, the U.S. dollar strengthened against the currencies in the countries in which PPG operates. As a result, consolidated net assets at September 30, 2014 decreased by $234 million, compared to December 31, 2013. Comparing exchange rates during the first nine months of 2014 to those of the first nine months of 2013, the U.S. dollar was slightly weaker in certain countries in which PPG operates, which had a favorable impact on September 30, 2014 pretax earnings of $7 million from the translation of these foreign earnings into U.S. dollars.
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

As also discussed in Note 15, PPG has significant reserves for environmental contingencies. Please refer to the Environmental Matters section of Note 15 for details of these reserves. A significant portion of our reserves for environmental contingencies relate to ongoing remediation at PPG's former chromium manufacturing plant in Jersey City, N.J. and associated sites ("New Jersey Chrome"). The Company continues to analyze, assess and remediate the environmental issues associated with New Jersey Chrome. Information will continue to be generated from the ongoing groundwater remedial investigation activities related to New Jersey Chrome and will be incorporated into a final draft remedial action work plan for groundwater expected to be submitted to the New Jersey Department of Environmental Protection in 2015.
It is possible that technological, regulatory and enforcement developments, the results of environmental studies and other factors could alter the Company’s expectations with respect to future charges against income and future cash outlays. Specifically, the level of expected future remediation costs and cash outlays is highly dependent upon activity related to New Jersey Chrome.
Cash outlays related to all environmental remediation aggregated $31 million and $106 million, respectively, for the three and nine months ended September 30, 2014 and $21 million and $72 million, respectively, for the three and nine months ended September 30, 2013. Management expects cash outlays for environmental remediation costs to range from $40 million to $50 million for the remainder of 2014, $130 million to $150 million in 2015, $60 million to $80 million in 2016 and from $25 million to $45 million annually in the years 2017 and 2018.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk

From March 31, 2014 through September 30, 2014, PPG entered into foreign currency forward contracts to hedge an additional portion of its net investment in its European coatings operations. As of September 30, 2014, $488 million of contracts were outstanding. A 10% increase in the value of the euro to the U.S. dollar would have had an unfavorable effect on the fair value of these contracts by $59 million.
Also, during the first nine months of 2014, PPG entered into foreign currency forward contracts to hedge its exposure to certain foreign denominated transactions. As of September 30, 2014, $127 million of contracts were outstanding. An adverse change in exchange rates of 10% would have decreased the fair value of these contracts by $13 million.
There were no other material changes in the Company’s exposure to market risk from December 31, 2013 to September 30, 2014. See Note 13, “Financial Instruments, Hedging Activities and Fair Value Measurements” for a description of our instruments subject to market risk.

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
Under the PPG Deferred Compensation Plan for Directors, each director may elect to defer the receipt of all or any portion of the compensation paid to such director for serving as a PPG director. All deferred payments are held in the form of common stock equivalents. Payments out of the deferred accounts are made in the form of common stock of the Company (and cash as to any fractional common stock equivalent). In the third quarter of 2014, the directors, as a group, were credited with 1,307 common stock equivalents under this plan. The value of each common stock equivalent, when credited, ranged from $199.68 to $208.86.

Issuer Purchases of Equity Securities
The following table summarizes the Company's stock repurchase activity for the three months ended September 30, 2014:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Programs (1)
July 2014
Repurchase program	70,445	$204.66	70,445	10,393,059
August 2014
Repurchase program	304,171	$201.97	304,171	10,020,929
September 2014
Repurchase program	366,100	$201.96	366,100	10,018,945
Total quarter ended September 30, 2014
Repurchase program	740,716	$202.22	740,716	10,018,945
______________________

(1)
These shares were repurchased under a 10 million share repurchase program approved in October 2011. In April 2014, PPG's board of directors authorized a $2 billion repurchase program. The remaining shares that may yet to be purchased under the $2 billion repurchase program have been calculated based upon PPG's closing stock price on the last business day of the respective month. These repurchase programs have no expiration date.

Item 5. Other Information.

On October 21, 2014, the Company filed with the Department of State of the Commonwealth of Pennsylvania (the “Department of State”) a Statement with Respect to Shares (the “Statement”) whereby the Company eliminated the Series A Junior Participating Preferred Stock that had been established in 1998. No shares of Series A Junior Participating Preferred Stock had been issued, and the 2,000,000 shares formerly designated as Series A Junior Participating Preferred Stock have been returned to the status of undesignated, authorized and unissued shares of Preferred Stock of the Company.

Also on October 21, 2014, the Company filed Restated Articles of Incorporation with the Department of State (the “Restated Articles”), restating all operative provisions of the Company’s Articles of Incorporation as theretofore amended (including the Statement) since the filing of prior restated Articles of Incorporation in 1995.
The Statement and the Restated Articles are respectively filed as Exhibits 3.1 and 3.2 to this Report on Form 10-Q and are incorporated by reference in this Item 5. The foregoing descriptions of the Restated Articles and the Statement are qualified in their entirety by reference to such Exhibits.

Item 6. Exhibits
See the Index to Exhibits on Page 47.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PPG INDUSTRIES, INC.
(Registrant)

Date:	October 24, 2014	By	/s/ Frank S. Sklarsky
Frank S. Sklarsky Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

PPG Industries, Inc. and Consolidated Subsidiaries
Index to Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q.

†3.1	Statement with Respect to Shares eliminating the Series A Junior Participating Preferred Stock.
†3.2	Restated Articles of Incorporation.
†12	Computation of Ratio of Earnings to Fixed Charges for the Nine Months Ended September 30, 2014 and for the Five Years Ended December 31, 2013.
†31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

† Filed herewith.
* Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2014 and 2013, (ii) the Condensed Consolidated Balance Sheet at September 30, 2014 and December 31, 2013, (iii) the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2014 and 2013, and (iv) Notes to Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2014.