Form 10-Q
period 2015-03-31
PPG INDUSTRIES INC
filed 2015-04-27
CIK 79879

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________________
FORM 10-Q
 ––––––––––––––––––––––––––––––––––––––––
QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended March 31, 2015
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 31, 2015, 135,925,956 shares of the Registrant’s common stock, par value $1.66-2/3 per share, were outstanding.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Income (Unaudited)
($ in millions, except per share amounts)

	Three Months Ended March 31
	2015	2014
Net sales	$3,662	$3,636
Cost of sales, exclusive of depreciation and amortization	2,065	2,091
Selling, general and administrative	914	900
Depreciation	87	89
Amortization	33	30
Research and development, net	119	120
Interest expense	29	47
Interest income	(11)	(12)
Asbestos settlement, net	3	3
Other charges	24	21
Other income	(31)	(25)
Income from continuing operations before income taxes	430	372
Income tax expense	104	89
Income from continuing operations	326	283
Income from discontinued operations, net of tax	1	1,018
Net income attributable to the controlling and noncontrolling interests	327	1,301
Less: Net income attributable to noncontrolling interests	(5)	(39)
Net income (attributable to PPG)	$322	$1,262
Amounts attributable to PPG:
Income from continuing operations, net of tax	$321	$277
Income from discontinued operations, net of tax	1	985
Net income (attributable to PPG)	$322	$1,262

Earnings per common share:
Income from continuing operations, net of tax	$2.35	$1.99
Income from discontinued operations, net of tax	0.01	7.08
Net income (attributable to PPG)	$2.36	$9.07
Earnings per common share – assuming dilution:
Income from continuing operations, net of tax	$2.33	$1.97
Income from discontinued operations, net of tax	0.01	7.00
Net income (attributable to PPG)	$2.34	$8.97

Dividends per common share	$0.67	$0.61
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Comprehensive Income (Unaudited)
($ in millions)

	Three Months Ended March 31
	2015	2014
Net income attributable to the controlling and noncontrolling interests	$327	$1,301
Other comprehensive (loss) income, net of tax:
Defined benefit pension and other postretirement benefits	68	11
Unrealized foreign currency translation adjustments	(272)	17
Derivative financial instruments	6	3
Other comprehensive (loss) income, net of tax	(198)	31
Total comprehensive income	$129	$1,332
Less: amounts attributable to noncontrolling interests:
Net income	(5)	(39)
Unrealized foreign currency translation adjustments	5	(1)
Comprehensive income attributable to PPG	$129	$1,292
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheet (Unaudited)
($ in millions)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$735	$686
Short-term investments	435	497
Receivables (less allowance for doubtful accounts of $76 and $87)	2,961	2,815
Inventories	1,881	1,825
Deferred income taxes	373	406
Other	699	621
Total current assets	7,084	6,850
Property, plant and equipment (net of accumulated depreciation of $4,275 and $4,378)	2,965	3,092
Goodwill	3,541	3,801
Identifiable intangible assets, net	2,277	2,411
Deferred income taxes	450	505
Investments	449	443
Other assets	602	481
Total	$17,368	$17,583
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$3,329	$3,548
Asbestos settlement	813	821
Restructuring reserves	10	26
Short-term debt and current portion of long-term debt	621	481
Total current liabilities	4,773	4,876
Long-term debt	4,023	3,544
Accrued pensions	663	995
Other postretirement benefits	1,118	1,132
Asbestos settlement	263	259
Deferred income taxes	624	702
Other liabilities	746	810
Total liabilities	12,210	12,318
Commitments and contingent liabilities (Note 15)
Shareholders’ equity:
Common stock	484	484
Additional paid-in capital	1,073	1,028
Retained earnings	14,728	14,498
Treasury stock, at cost	(8,898)	(8,714)
Accumulated other comprehensive loss	(2,309)	(2,116)
Total PPG shareholders’ equity	5,078	5,180
Noncontrolling interests	80	85
Total shareholders’ equity	5,158	5,265
Total	$17,368	$17,583
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows (Unaudited)

($ in millions)	Three Months Ended March 31
	2015	2014
Operating activities:
Net income attributable to controlling and noncontrolling interests	$327	$1,301
Less: Income from discontinued operations	(1)	(1,018)
Income from continuing operations	326	283
Adjustments to reconcile net income to cash (used for) / from operations:
Depreciation and amortization	120	119
Pension expense	24	18
Stock-based compensation expense	15	18
Equity affiliate (earnings) losses, net of distributions received	(6)	7
Deferred income taxes	12	(1)
Gains on derivative instruments	(55)	(5)
Cash contributions to pension plans	(276)	(5)
Restructuring cash spending	(13)	(20)
Change in certain asset and liability accounts:
Receivables	(327)	(363)
Inventories	(136)	(178)
Other current assets	(66)	(33)
Accounts payable and accrued liabilities	(63)	235
Noncurrent assets	(37)	(24)
Noncurrent liabilities	4	(29)
Taxes and interest payable	67	12
Other	(18)	96
Cash (used for) / from operating activities - continuing operations	(429)	130
Cash from operating activities - discontinued operations	—	33
Cash (used for) / from operating activities	(429)	163
Investing activities:
Capital expenditures	(72)	(103)
Business acquisitions, net of cash balances acquired	(9)	(22)
Proceeds from the disposition of PPG's interest in the Transitions Optical joint venture and sunlens business	47	1,625
Purchase of short-term investments	—	(132)
Proceeds from maturity of short-term investments	51	250
Payments on cross currency swap contracts	(34)	(45)
Proceeds from cross currency swap contracts	19	19
Proceeds from net investment hedges	19	—
Other	14	4
Cash from investing activities - continuing operations	35	1,596
Cash used for investing activities - discontinued operations	—	(1)
Cash from investing activities	35	1,595
Financing activities:
Net change in borrowing with maturities of three months or less	(20)	(10)
Net payments on commercial paper and short-term debt	(497)	(3)
Proceeds from the issuance of debt	1,242	2
Repayment of long-term debt	(1)	(2)
Purchase of treasury stock	(200)	(200)
Issuance of treasury stock	44	35
Dividends paid on PPG common stock	(91)	(85)
Other	(19)	—
Cash from / (used for) financing activities - continuing operations	458	(263)
Cash used for financing activities - discontinued operations	—	(40)
Cash from / (used for) financing activities	458	(303)
Effect of currency exchange rate changes on cash and cash equivalents	(15)	(12)
Net increase in cash and cash equivalents	49	1,443
Cash and cash equivalents, beginning of period	686	1,116
Cash and cash equivalents, end of period	$735	$2,559

Supplemental disclosures of cash flow information:
Interest paid, net of amount capitalized	$17	$53
Taxes paid, net of refunds	$83	$59
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation
The condensed consolidated financial statements included herein are unaudited and have been prepared following the requirements of the Securities and Exchange Commission and accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim reporting. Under these rules, certain footnotes and other financial information that are normally required for annual financial statements can be condensed or omitted. These statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position of PPG Industries, Inc. and its subsidiaries (the "Company" or "PPG") as of March 31, 2015, and the results of their operations for the three months ended March 31, 2015 and 2014 and their cash flows for the three months then ended. All intercompany balances and transactions have been eliminated. Material subsequent events are evaluated through the report issuance date and disclosed where applicable. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in PPG’s Annual Report on Form 10-K for the year ended December 31, 2014.
Revenues, expenses, assets and liabilities can vary during each quarter of the year. Accordingly, the results of operations for the three months ended March 31, 2015 and the trends in these unaudited condensed consolidated financial statements may not necessarily be indicative of the results to be expected for the full year.
Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on our previously reported net income, total assets, cash flows or shareholders' equity.

2.	New Accounting Standards

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU simplifies the presentation of debt issuance costs by requiring that such costs be presented in the balance sheet as a direct deduction from the carrying value of the associated debt instrument, consistent with debt discounts. The amendments in this ASU are effective for fiscal years beginning after December 15, 2015 and for interim periods therein. Adoption of this ASU will not have a material impact on PPG's consolidated financial position.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers: Topic 606.” This ASU replaces nearly all existing U.S. GAAP guidance on revenue recognition. The standard prescribes a five-step model for recognizing revenue, the application of which will require significant judgment. This standard is effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. In March 2015, the FASB voted to defer the effective date by one year, but allow early adoption as of the original adoption date. This proposed delay is subject to the board's normal due diligence process, including a public comment period. PPG is in the process of assessing the impact the adoption of this ASU will have on its consolidated financial position, and results of operations.

3.	Acquisitions and Dispositions
Acquisitions
Comex
In November 2014, PPG finalized the acquisition of Consorcio Comex, S.A. de C.V. (“Comex”), an architectural coatings company with headquarters in Mexico City, Mexico for $1.98 billion, net of cash acquired of $69 million. PPG also repaid $280 million of third-party debt assumed in the acquisition. The purchase price is subject to customary post-closing adjustments. Comex manufactures coatings and related products in Mexico and sells them in Mexico and Central America principally through more than 3,800 stores that are independently owned and operated by more than 700 concessionaires. Comex also sells its products through regional retailers and wholesalers and directly to customers. The company has approximately 3,900 employees, eight manufacturing facilities and six distribution centers. The acquisition further expands PPG's global coatings business and adds a leading architectural coatings business in Mexico and Central America. Since the acquisition, the results of this acquired business have been included in the results of the architectural coatings - Americas and Asia Pacific operating segment, within the Performance Coatings reportable segment. Net sales reported by PPG from this acquired business were approximately $210 million for the quarter ended March 31, 2015. Segment income from continuing operations related to this acquisition was in the low to mid-teen percentage return on these sales.
PPG is in the process of obtaining third-party valuations of property, plant and equipment acquired in the Comex acquisition. As such, the allocation of the purchase price is subject to change. The purchase price was allocated based on information available at the acquisition date. During the quarter ended March 31, 2015, PPG recorded remeasurement period adjustments, which reduced goodwill by $56 million. The amount was not considered material and therefore prior periods have not been revised. The following table summarizes the estimated fair value of assets acquired and liabilities assumed as reflected in the preliminary purchase price allocation for Comex.

($ in millions)
Current assets	$379
Property, plant, and equipment	312
Trademarks with indefinite lives	1,022
Identifiable intangible assets with finite lives	282
Goodwill	1,030
Other non-current assets	35
Total assets	$3,060
Current liabilities	(368)
Non-current deferred tax liabilities	(387)
Long-term debt	(280)
Accrued pensions	(20)
Other long-term liabilities	(29)
Total liabilities	$(1,084)
Total purchase price, net of cash acquired	$1,976
The identifiable intangible assets with finite lives in the table above, which consist primarily of customer relationships and acquired technology, are subject to amortization over a weighted average period of 23 years. See Note 5, "Goodwill and Other Identifiable Intangible Assets" for further details regarding PPG's intangible assets.
The following information reflects the net sales of PPG for the period ended March 31, 2014 on a pro forma basis as if the transaction for the Comex acquisition had been completed on January 1, 2014.

Condensed Consolidated Pro Forma information (unaudited)
Three months-ended March 31
($ in millions)	2014
Net sales	$3,810

The pro forma impact on PPG's results of operations, including the pro forma effect of events that are directly attributable to the acquisition, was not significant to the consolidated results for the three months ended March 31, 2014. While calculating this impact, no cost savings or operating synergies that may result from the acquisition were included.

Other Acquisitions
On April 1, 2015, PPG completed the acquisition of Revocoat from the Axson Group. Revocoat, headquartered in France, is a world leader in automotive adhesives and sealants and offers a range of automotive assembly products such as complementary epoxy-based products, polyurethanes and water-based emulsions. Revocoat employs more than 500 people and operates eight manufacturing facilities and one research and development center. Beginning in the second quarter of 2015, PPG will report the sales and income from operations from Revocoat as part of the automotive OEM business unit in the Industrial Coatings segment.

Dispositions
In March 2014, the Company completed the sale of its 51% ownership interest in its Transitions Optical joint venture and 100% of its optical sunlens business to Essilor International (Compagnie Generale D'Optique) SA ("Essilor"). PPG received cash at closing of $1.735 billion pre-tax (approximately $1.5 billion after-tax). The cash consideration was subject to certain post-closing adjustments and transaction costs, all of which have been settled. The sale of these businesses, which were previously reported in the former Optical and Specialty Materials segment, resulted in a first quarter of 2014 pre-tax gain of $1,468 million ($946 million after-tax) reported in discontinued operations. During the first quarter of 2014, the Company recognized $522 million of tax expense on the sale, of which $262 million is deferred U.S. income tax on the foreign earnings of the sale, as PPG does not consider these earnings to be reinvested for an indefinite period of time. The pre-tax gain on this sale reflects the excess of the sum of the cash proceeds received over the net book value of the net assets of PPG's former Transitions Optical and sunlens business. The Company also incurred $55 million of pre-tax expense, primarily for professional services related to the sale, post-closing adjustments, costs and other contingencies under the terms of the agreements. The net gain on the sale includes these related losses and expenses. During 2015 and 2014, revisions to estimated tax liabilities associated with the transaction were recorded to discontinued operations.
The results of operations and cash flows of these businesses and the net gain on the sale, are reported as results from discontinued operations for the three months ending March 31, 2014.
Essilor has also entered into multi-year agreements with PPG for the continued supply of photochromic materials and for research and development services for a period of 5 years, subject to renewal. PPG considered the significance of the revenues associated with the agreements compared to total operating revenues of the disposed businesses and determined that they were not significant.
Net sales and income from discontinued operations related to the Transitions Optical and sunlens transaction are presented in the table below for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31
($ in millions)	2015	2014
Net sales	$—	$247
Income from operations	$—	$104
Net gain from divestiture of PPG's interest in the Transitions Optical joint venture and sunlens business	—	1,468
Income tax benefit (expense)	1	(554)
Income from discontinued operations, net of tax	1	1,018
Less: Net income attributable to non-controlling interests, discontinued operations	—	(33)
Net income from discontinued operations (attributable to PPG)	$1	$985

4.	Inventories
Inventories include:

	March 31, 2015	December 31, 2014
($ in millions)
Finished products	$1,225	$1,169
Work in process	156	157
Raw materials	444	439
Supplies	56	60
Total	$1,881	$1,825
Most U.S. inventories are valued using the last-in, first-out method. These inventories represented approximately 41% and 40% of total inventories at March 31, 2015 and December 31, 2014, respectively. If the first-in, first-out method of inventory valuation had been used, inventories would have been $178 million and $182 million higher as of March 31, 2015 and December 31, 2014, respectively.

5.	Goodwill and Other Identifiable Intangible Assets
The change in the carrying amount of goodwill attributable to each reportable segment for the three months ended March 31, 2015 was as follows:

	Performance Coatings	Industrial Coatings	Glass	Total
($ in millions)
Balance, December 31, 2014	$3,267	$486	$48	$3,801
Acquisitions	(55)	—	—	(55)
Currency	(162)	(38)	(5)	(205)
Balance, March 31, 2015	$3,050	$448	$43	$3,541
The carrying amount of acquired trademarks with indefinite lives totaled $1.4 billion as of March 31, 2015 and December 31, 2014.
The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and are detailed below:

	March 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
($ in millions)
Acquired technology	$547	$(394)	$153	$560	$(394)	$166
Customer-related intangibles	1,216	(543)	673	1,302	(570)	732
Trade names	132	(55)	77	134	(60)	74
Other	41	(24)	17	42	(24)	18
Balance	$1,936	$(1,016)	$920	$2,038	$(1,048)	$990
Aggregate amortization expense related to these identifiable intangible assets for the three months ended March 31, 2015 and 2014 was $33 million and $30 million, respectively. As of March 31, 2015, estimated future amortization expense of identifiable intangible assets is as follows: $110 million for the remaining nine months of 2015 and approximately $120 million in 2016, $115 million in 2017, $110 million in 2018, $95 million in 2019 and approximately $90 million in 2020.

6.	Business Restructuring

The Company records restructuring liabilities that represent charges incurred in connection with consolidations of certain operations, including operations from acquisitions, as well as headcount reduction programs. These charges consist primarily of severance costs and asset write-downs.
On April 15, 2015, the Company approved a business restructuring plan which includes actions necessary to achieve cost synergies related to recent acquisitions. In addition, the program aims to further right-size employee headcount and production capacity in certain businesses and regions based on current product demand, as well as reductions in various global administrative functions. A pre-tax restructuring charge of $135 million to $140 million will be recorded in PPG's second quarter 2015 financial results, of which about 85% represents employee severance and other cash costs. The restructuring actions will impact about 1,700 employees and are expected to be substantially completed during 2016.
In July 2013, the Company approved a business restructuring plan that resulted in a pre-tax charge of $98 million. The approved actions were focused on achieving cost synergies, through improved productivity and efficiencies, related to the 2013 North American architectural coatings business, as well as in PPG's legacy architectural coatings businesses. Additionally, smaller targeted actions were approved for other businesses, most notably protective and marine coatings and certain European businesses such as architectural coatings and fiber glass. As of March 31, 2015, substantially all actions in the 2013 restructuring program were complete.

7.	Borrowings

In March 2015, PPG completed a public offering of €600 million of 0.875% Notes due 2022 and €600 million of 1.400% Notes due 2027 (together, the "Notes”), or $1.26 billion in aggregate principal amount.  These Notes were issued pursuant to PPG’s existing shelf registration statement and pursuant to an indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, as supplemented (the "Indenture"). The Company may issue additional debt from time to time pursuant to the Indenture. The Indenture governing these notes contains covenants that limit the Company’s ability to, among other things, incur certain liens securing indebtedness, engage in certain sale-leaseback transactions, and enter into certain consolidations, mergers, conveyances, transfers or leases of all or substantially all the Company’s assets. The terms of these Notes also require the Company to make an offer to repurchase Notes upon a Change of Control Triggering Event (as defined in the Indenture) at a price equal to 101% of their principal amount plus accrued and unpaid interest.

The aggregate cash proceeds from the Notes, net of discounts and fees, was $1.24 billion.  The Notes are denominated in Euro and have been designated as hedges of net investments in the Company’s European operations. For more information, refer to Note 13 "Financial Instruments, Hedging Activities and Fair Value Measurements."

8.	Earnings Per Common Share
The following table presents the effect of dilutive securities on the weighted average common shares outstanding included in the calculation of earnings per common share for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31
(in millions)	2015	2014
Weighted average common shares outstanding	136.6	139.1
Effect of dilutive securities:
Stock options	0.6	0.8
Other stock compensation plans	0.6	0.8
Potentially dilutive common shares	1.2	1.6
Adjusted weighted average common shares outstanding	137.8	140.7
There were no antidilutive outstanding stock options for the three-month periods ended March 31, 2015 and 2014.

9.    Income Taxes

	Three Months Ended March 31
	2015	2014
Effective tax rate	24.2%	23.9%
The effective tax rate on pre-tax income from continuing operations for the three months ended March 31, 2015 and 2014 was 24.2% and 23.9%, respectively. The effective tax rate for each period presented is lower than the U.S. federal statutory rate primarily due to earnings in foreign jurisdictions which are taxed at rates lower than the U.S. statutory rate, the U.S. tax benefit on foreign dividends paid and the impact of certain U.S. tax incentives.
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

10.	Pensions and Other Postretirement Benefits
Net periodic benefit cost is included in "Cost of sales, exclusive of depreciation and amortization," "Selling, general and administrative" and "Research and development" in the accompanying condensed consolidated statement of income. The net periodic benefit costs for the three months ended March 31, 2015 and 2014 were as follows:

	Pensions		Other Postretirement Benefits
	Three Months Ended March 31		Three Months Ended March 31
	2015	2014	2015	2014
($ in millions)
Service cost	$15	$13	$5	$4
Interest cost	50	59	12	12
Expected return on plan assets	(70)	(74)	—	—
Amortization of actuarial losses (gains)	30	20	8	(2)
Amortization of prior service (credit) cost	(1)	—	(3)	4
Net periodic cost	$24	$18	$22	$18
PPG is not required to make any mandatory contributions to its U.S. defined benefit pension plans in 2015. PPG made pre-tax voluntary contributions in the first quarter of 2015 to its U.S. and non-U.S. pension plans totaling $250 million and $26 million, respectively. PPG expects to make mandatory contributions to its non-U.S. pension plans in the range of $10 million to $20 million in 2015. PPG expects the net periodic benefit cost, excluding settlement losses, for the full year 2015 to be approximately $180 million for pension and other postretirement benefits, with each representing approximately $90 million.
Retained Liabilities and Legacy Settlement Charges
PPG has retained certain liabilities for pension and post-retirement benefits earned for service up to the date of sale of its former automotive glass and service business for employees who were active as of the divestiture date and for individuals who were retirees of the business as of the divestiture date. There have been multiple PPG facilities closures in Canada related to the former automotive glass and services business as well as other PPG businesses. These various plant closures have resulted in partial and full windups, and related settlement charges, of pension plans for various hourly and salary employees employed by these locations. The charges are recorded for the individual plans when a particular windup is approved by the Canadian pension authorities and the Company has made all contributions to the various plan. The Company recorded a settlement charge of $2 million in 2014. There will be additional windup charges of $55 million to $70 million related to these plant closures in 2015 and 2016. The expected cash contributions related to these windups total $10 million to $20 million during these periods.

11.	Shareholders’ Equity
The following tables present the change in total shareholders’ equity for the three months ended March 31, 2015 and 2014, respectively:

($ in millions)	Total PPG Shareholders’ Equity	Non- controlling Interests	Total
Balance, January 1, 2015	$5,180	$85	$5,265
Net income	322	5	327
Other comprehensive income, net of tax	(193)	(5)	(198)
Cash dividends	(91)	—	(91)
Issuance of treasury stock	58	—	58
Stock repurchase program	(200)	—	(200)
Stock-based compensation activity	2	—	2
Other	—	(5)	(5)
Balance, March 31, 2015	$5,078	$80	$5,158

($ in millions)	Total PPG Shareholders’ Equity	Non- controlling Interests	Total
Balance, January 1, 2014	$4,932	$266	$5,198
Net income	1,262	39	1,301
Other comprehensive income, net of tax	30	1	31
Cash dividends	(85)	—	(85)
Issuance of treasury stock	46	—	46
Stock repurchase program	(200)	—	(200)
Stock-based compensation activity	7	—	7
Reduction in noncontrolling interests (Note 3)	—	(169)	(169)
Distribution to noncontrolling interests	—	(40)	(40)
Balance, March 31, 2014	$5,992	$97	$6,089

12.	Accumulated Other Comprehensive Loss

($ in millions)	Unrealized Foreign Currency Translation Adjustments			Pension and Other Postretirement Benefit Adjustments, net of tax			Unrealized Gain (Loss) on Derivatives, net of tax			Accumulated Other Comprehensive (Loss) Income
Balance, January 1, 2014			$(38)			$(1,157)			$(65)		$(1,260)
Current year deferrals to AOCI	(17)	(a)		—			—			(17)
Current year deferrals to AOCI, tax effected	33	(b)		(4)	(c)		4	(d)		33
Reclassifications from AOCI to net income	—			15	(c)		(1)	(d)		14
Net change			$16			$11			$3		$30
Balance, March 31, 2014			$(22)			$(1,146)			$(62)		$(1,230)

Balance, January 1, 2015			$(628)			$(1,492)			$4		$(2,116)
Current year deferrals to AOCI	(429)	(a)								(429)
Current year deferrals to AOCI, tax effected	162	(b)		45	(c)		(33)	(d)		174
Reclassifications from AOCI to net income				23	(c)		39	(d)		62
Net change			(267)			68			6		(193)
Balance, March 31, 2015			$(895)			$(1,424)			$10		$(2,309)

(a) - Unrealized foreign currency translation adjustments related to translation of foreign denominated balance sheets are not presented net of tax given that no deferred U.S. income taxes have been provided on the undistributed earnings of non-U.S. subsidiaries because they are deemed to be reinvested for an indefinite period of time.
(b) - The tax cost (benefit) related to unrealized foreign currency translation adjustments on tax inter-branch transactions and net investment hedges for the three months ended March 31, 2015 and 2014 was $51 million and ($40) million, respectively. In 2015, the balance also includes a remeasurement of the tax cost on certain foreign proceeds which have not been permanently reinvested.
(c) - The tax cost related to the adjustment for pension and other postretirement benefits for the three months ended March 31, 2015 and 2014 was $24 million and $20 million, respectively. Reclassifications from AOCI are included in the computation of net periodic pension cost (See Note 10, "Pensions and Other Postretirement Benefits").
(d) - The tax cost related to the change in the unrealized gain on derivatives for the period ended March 31, 2015 was $2 million. Reclassifications from AOCI are included in the gain or loss recognized on cash flow hedges (See Note 13, "Financial Instruments, Hedging Activities and Fair Value Measurements").

13.	Financial Instruments, Hedging Activities and Fair Value Measurements
Financial instruments include cash and cash equivalents, short-term investments, cash held in escrow, marketable equity securities, accounts receivable, company-owned life insurance, accounts payable, short-term and long-term debt instruments, and derivatives. The fair values of these financial instruments approximated their carrying values at March 31, 2015 and December 31, 2014, in the aggregate, except for long-term debt instruments.
Hedging Activities
The Company has exposure to market risk from changes in foreign currency rates, PPG's stock price and interest rates. As a result, financial instruments, including derivatives, may be used to hedge these underlying economic exposures. Certain of these instruments qualify as cash flow, fair value and net investment hedges upon meeting the requisite criteria, including effectiveness of offsetting hedged or underlying exposures. Changes in the fair value of derivatives that do not qualify for hedge accounting are recognized in income from continuing operations in the period incurred.
PPG’s policies do not permit speculative use of derivative financial instruments. PPG enters into derivative financial instruments with high credit quality counterparties and diversifies its positions among such counterparties in order to reduce its exposure to credit losses. The Company did not realize a credit loss on derivatives during the three month periods ended March 31, 2015 and 2014.

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
Fair Value Hedges
PPG designates certain foreign currency forward contracts as hedges against the Company’s exposure to future changes in fair value of certain firm sales commitments denominated in foreign currencies. As of March 31, 2015 and 2014, the fair value of these contracts was insignificant.
Interest rate swaps have been used from time to time to manage the Company's exposure to changing interest rates. When outstanding, the interest rate swaps were designated as hedges of certain outstanding debt obligations of the Company and were recorded at fair value. In prior years, PPG settled interest rate swaps and received cash. There were no interest rate swaps outstanding as of March 31, 2015 and December 31, 2014. However, the fair value adjustment of the debt at the time the interest rate swaps were settled is still being amortized as a reduction to interest expense over the remaining term of the related debt.
PPG has entered into renewable equity forward arrangements to hedge the impact to PPG's income from continuing operations for changes in the fair value of 1,388,889 shares of PPG stock that are to be contributed to the asbestos settlement trust as discussed in Note 15, “Commitments and Contingent Liabilities.” This financial instrument is recorded at fair value as an asset or liability and changes in the fair value of this financial instrument are reflected in the “Asbestos settlement – net” caption of the accompanying condensed consolidated statement of income. The total principal amount payable for these shares is $62 million. PPG will pay to the counterparty interest based on the principal amount and the counterparty will pay to PPG an amount equal to the dividends paid on these shares during the period this financial instrument is outstanding. The difference between the principal amount and any amounts related to unpaid interest or dividends and the current market price for these shares, adjusted for credit risk, represents the fair value of the financial instrument as well as the amount that PPG would pay or receive if the counterparty chose to net settle the financial instrument. Alternatively, the bank may, at its option, require PPG to purchase the shares covered by the arrangement at the principal amount adjusted for unpaid interest and dividends as of the date of settlement. As of March 31, 2015 and December 31, 2014, the fair value of this contract was an asset of $261 million and $268 million, respectively.

Cash Flow Hedges

PPG designates certain foreign currency forward contracts as cash flow hedges of the Company’s exposure to variability in exchange rates on intercompany and third party transactions denominated in foreign currencies. As of March 31, 2015 and December 31, 2014, the fair value of all foreign currency forward contracts designated as cash flow hedges was a net asset of $128 million and $46 million, respectively.

Net Investment Hedges

PPG uses cross currency swaps, foreign currency forward contracts and euro-denominated debt to hedge a portion of its net investment in its European operations. As of January 1, 2012, U.S. dollar to euro cross currency swap contracts with a total notional amount of $1.16 billion were outstanding, of which $600 million of contracts were settled in June 2012. The remaining outstanding contracts of $560 million are scheduled to expire in March 2018. On settlement of the remaining outstanding contracts, PPG will receive $560 million U.S. dollars and pay euros to the counterparties to the contracts. During the term of these contracts, PPG will receive semiannual payments in March and September of each year based on a U.S. dollar, long-term interest rate fixed as of the contract inception date, and PPG will make annual payments in March of each year to the counterparties based on a euro, long-term interest rate fixed as of the contract inception date. As of March 31, 2015 and December 31, 2014, the fair value of these contracts was a net asset of $65 million and a net liability of $32 million, respectively.

In March 2015, the Company issued two Euro-denominated notes with an aggregate principal amount of €1.2 billion. Refer to Note 7, "Borrowings" for more information. The Company has designated these debt arrangements as hedges of a portion of its net investment in its European operations and, as a result, mark to market rate adjustments of the outstanding debt balances have been and will be recorded as a component of "Other comprehensive income."

Also, in March 2015, PPG de-designated €300 million of Euro-denominated borrowings originally issued in June 2008 and designated as a net investment hedge of a portion of PPG's net investment in the Company's European operations. There was no financial statement impact as a result of the de-designation. No derivative instrument initially designated as a hedge instrument was undesignated because it failed to qualify as a hedging instrument during the three month period ended March 31, 2014.

At March 31, 2015 and December 31, 2014, PPG had designated €1.9 billion and €1 billion of euro-denominated borrowings as hedges of a portion of it's net investment in the Company's European operations. The carrying value of these instruments at March 31, 2015 and December 31, 2014 was $2.0 billion and $1.2 billion, respectively.

As of March 31, 2015 and December 31, 2014, the Company had accumulated pre-tax unrealized translation gains in AOCI related to the euro-denominated borrowings, foreign currency forward contracts and the cross currency swaps of $382 million and $169 million, respectively.

Finally, no amounts deferred in AOCI were reclassified to income from continuing operations during the three month periods ended March 31, 2015 and 2014 related to hedges of anticipated transactions that were no longer expected to occur.

The following table provides details for the three months ended March 31, 2015 related to PPG's hedging activities. All dollar amounts are shown on a pre-tax basis.

($ in millions)	March 31, 2015
Hedge Type	Gain Deferred in OCI	Gain (Loss) Recognized
		Amount	Caption
Fair Value
Equity forward arrangements	Not applicable	(7)	Asbestos - net
Total Fair Value		$(7)
Cash Flow
Foreign currency forward contracts (a)	$57	$49	Other charges
Total Cash Flow	$57	$49
Net Investment
Cross currency swaps	$82
Foreign currency forward contracts	18
Foreign denominated debt	113
Total Net Investment	$213

(a) The ineffective portion related to this item was $2 million of expense.

The following table provides details for the three months ended March 31, 2014 related to PPG's hedging activities. All amounts are shown on a pre-tax basis:

($ in millions)	March 31, 2014
Hedge Type	Gain (Loss) Deferred in OCI	Gain (Loss) Recognized
		Amount	Caption
Fair Value
Equity forward arrangements	Not applicable	$7	Asbestos - net
Total Fair Value		$7
Cash Flow
Forward starting swaps	$—	$(3)	Interest expense
Foreign currency forward contracts	5	5	Other charges
Total Cash Flow	$5	$2
Net Investment
Cross currency swaps	$(6)
Foreign denominated debt	(1)
Total Net Investment	$(7)
Fair Value Measurements

The Company follows a fair value measurement hierarchy to measure its assets and liabilities. As of March 31, 2015 and December 31, 2014, the assets and liabilities measured at fair value on a recurring basis were cash equivalents, equity securities and derivatives. In addition, the Company measures its pension plan assets at fair value (see Item 8. Financial Statements and Supplementary Data - Note 12, "Employee Benefit Plans" in the Company's 2014 Annual Report on Form 10-K for further details). The Company's financial assets and liabilities are measured using inputs from the following three levels:
Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets and liabilities that the Company has the ability to access at the measurement date. Level 1 inputs are considered to be the most reliable evidence of fair value as they are based on unadjusted quoted market prices from various financial information service providers and securities exchanges.
Level 2 inputs are directly or indirectly observable prices that are not quoted on active exchanges, which include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means. The fair values of the derivative instruments reflect the instruments' contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including forward curves.
Level 3 inputs are unobservable inputs employed for measuring the fair value of assets or liabilities. The Company does not have any recurring financial assets or liabilities that are recorded in its consolidated balance sheets as of March 31, 2015 and December 31, 2014 that are classified as Level 3 inputs.

Assets and liabilities reported at fair value on a recurring basis:

	March 31, 2015
($ in millions)	Level 1	Level 2	Level 3
Assets:
Other current assets:
Marketable equity securities	$5	$—	$—
Foreign currency forward contracts	—	103	—
Equity forward arrangement	—	261	—
Investments:
Marketable equity securities	78	—	—
Other Assets:
Foreign currency forward contracts	—	33	—
Cross currency swaps	—	65	—
Liabilities:
Accounts payable and accrued liabilities:
Foreign currency forward contracts	—	3	—
Other liabilities:
Foreign currency forward contracts	—	1	—

	December 31, 2014
($ in millions)	Level 1	Level 2	Level 3
Assets:
Other current assets:
Marketable equity securities	$5	$—	$—
Foreign currency forward contracts	—	52	—
Equity forward arrangement	—	268	—
Investments:
Marketable equity securities	74	—	—
Other assets:
Foreign currency forward contracts	—	16	—
Liabilities:
Accounts payable and accrued liabilities:
Foreign currency forward contracts	—	23	—
Other liabilities:
Cross currency swaps	—	32	—
Long-Term Debt
PPG's long-term debt (excluding capital lease obligations) had carrying and fair values totaling $4,571 million and $4,931 million, respectively, as of March 31, 2015. Long-term debt (excluding capital lease obligations) had carrying and fair values totaling $3,877 million and $4,164 million, respectively, as of December 31, 2014. The fair values of the debt instruments were based on discounted cash flows and interest rates then currently available to the Company for instruments of the same remaining maturities and were measured using level 2 inputs.
Assets and liabilities reported at fair value on a nonrecurring basis:
There were no significant adjustments to the fair value of nonmonetary assets or liabilities during the three months ended March 31, 2015, or for the year ended December 31, 2014.

14.	Stock-Based Compensation
The Company’s stock-based compensation includes stock options, restricted stock units (“RSUs”) and grants of contingent shares that are earned based on achieving targeted levels of total shareholder return. All current grants of stock options, RSUs and contingent shares are made under the PPG Industries, Inc. Amended and Restated Omnibus Incentive Plan (the “PPG Amended Omnibus Plan”), which was amended and restated effective April 21, 2011. Shares available for future grants under the PPG Amended Omnibus Plan were 5 million as of March 31, 2015.
Total stock-based compensation expense was $15 million and $18 million for the three months ended March 31, 2015 and 2014, respectively. The total income tax benefit recognized in the accompanying condensed consolidated statement of income related to the stock-based compensation was $5 million and $6 million for the three months ended March 31, 2015 and 2014, respectively.
The following are the details of grants of stock-based compensation during the three months ended March 31, 2015 and 2014.

	2015		2014
Grant Details	Shares	Fair Value	Shares	Fair Value
Stock options	291,586	$53.96	357,781	$43.05
Restricted stock units	91,075	$228.08	116,989	$179.21
Contingent shares (a)	31,654	$236.24	38,756	$187.06
(a) The number of contingent shares represents the target value of the award.
Stock options are generally exercisable 36 months after being granted and have a maximum term of 10 years. Compensation expense for stock options is recorded over the vesting period based on the fair value on the date of grant. The fair value of the stock option grants issued in the three months ended March 31, 2015 was calculated with the following weighted average assumptions:

Weighted average exercise price	$236.24
Risk-free interest rate	1.9%
Expected life of option in years	6.5
Expected dividend yield	2.7%
Expected volatility	29.2%
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
Contingent share grants (referred to as “TSR awards”) are made annually and are paid out at the end of each three-year period following the date of grant based on PPG's performance. Performance is measured by determining the percentile rank of the total shareholder return of PPG common stock in relation to the total shareholder return of the S&P 500 as it existed at the beginning of the three-year performance period excluding any companies that have been removed from the index because they ceased to be publicly traded during the performance period. Any payments made at the end of the award period may be in the form of stock, cash or a combination of both. The TSR awards qualify as liability awards, and compensation expense is recognized over the three-year award period based on the fair value of the awards (giving consideration to the Company’s percentile rank of total shareholder return) remeasured in each reporting period until settlement of the awards.

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
Foreign Tax Matter
In June 2014, PPG received a notice from a Foreign Tax Authority (“FTA”) inviting the Company to pay interest totaling approximately $70 million for failure to withhold taxes on a 2009 intercompany dividend. Prior to the payment of the dividend, PPG obtained a ruling from the FTA which indicated that the dividend was tax-exempt and eligible for a simplified no-withholding procedure provided that certain administrative criteria were met. The FTA is now asserting that PPG did not meet all of the administrative criteria for the simplified procedure, and consequently taxes should have been withheld by the dividend payer, which would have made the dividend recipient eligible for a refund.  The Company disagrees with the FTA's assertion. In March 2015, PPG received a formal assessment from the FTA. PPG plans to vigorously defend against the assessment.
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

On September 30, 2014, the District Court issued a memorandum opinion and order affirming the confirmation order.  On October 28, 2014, the remaining insurance company objectors filed a Notice of Appeal with the U.S. Third Circuit Court of Appeals challenging the affirmance order.  The opening brief of the objecting parties has been filed. If the District Court opinion and order are affirmed by the U.S. Third Circuit Court of Appeals, the remaining objectors subsequently could seek review by the U.S. Supreme Court.

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

In addition, similar to what was contemplated by the second amended PC plan of reorganization, the channeling injunction will not extend to claims against PPG alleging personal injury caused by asbestos on premises owned, leased or occupied by PPG (so called “premises claims”), which generally have been subject to the stay imposed by the Bankruptcy Court, although motions to lift the stay as to individual premises claims have been granted from time to time. Historically, a small proportion of the claims against PPG and its subsidiaries have been premises claims, and based upon review and analysis, PPG believes that the number of premises claims currently comprises less than 2% of the total asbestos related claims against PPG. Beginning in late 2006, the Bankruptcy Court lifted the stay with respect to certain premises claims against PPG. As a result, PPG and its primary insurers have settled approximately 580 premises claims. PPG’s insurers agreed to provide insurance coverage for a major portion of the payments made in connection with the settled claims, and PPG accrued the portion of the settlement amounts not covered by insurance. Primarily as a result of motions practice in the Bankruptcy Court with respect to the application of the stay to premises claims, PPG faces approximately 330 active premises claims. PPG is currently engaged in the process of settling or otherwise resolving approximately 80 of these claims. Of the remaining 250 active premises claims, approximately 115 such claims have been initiated in lawsuits filed in various state courts, primarily in Louisiana, West Virginia, Ohio, Illinois, and Pennsylvania, and are the subjects of active litigation and are being defended by PPG. PPG believes that any financial exposure resulting from such premises claims, taking into account available insurance coverage, will not have a material adverse effect on PPG’s consolidated financial position, liquidity or results of operations.
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
PPG’s obligation under the 2009 PPG Settlement Arrangement at December 31, 2008 was $162 million less than the amount that would have been due under the 2002 PPG Settlement Arrangement. This reduction is attributable to a number of negotiated provisions in the 2009 PPG Settlement Arrangement, including the provisions relating to the channeling injunction under which PPG retains liability for any non-PC Relationship Claims. PPG will retain such amount as a reserve for asbestos-related claims that will not be channeled to the Trust, as this amount represents PPG’s best estimate of its liability for these claims. PPG does not have sufficient current claim information or settlement history on which to base a better estimate of this liability, in light of the fact that the Bankruptcy Court’s stay has been in effect since 2000. As a result, PPG’s reserve at March 31, 2015 and December 31, 2014 for asbestos-related claims that will not be channeled to the Trust is $162 million. This amount is included within "Other liabilities" on the accompanying consolidated balance sheets. In addition, under the 2009 PPG Settlement Arrangement, PPG will retain for its own account rights to recover proceeds from certain historical insurance assets, including policies issued by non-participating insurers. Rights to recover these proceeds would have been assigned to the Trust by PPG under the 2002 PPG Settlement Arrangement.
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
Of the total obligation of $1.1 billion under the 2009 PPG Settlement Arrangement at March 31, 2015, $813 million is reported as a current liability and $263 million is reported as a non-current liability in the accompanying condensed consolidated balance sheet. The future accretion of the noncurrent portion of the liability will total $78 million and be reported as expense in the condensed consolidated statement of income over the period through 2023, as follows (in millions):

Remainder of 2015	$11
2016	14
2017 – 2023	53
Total	$78
The following table summarizes the impact on PPG’s financial statements for the three months ended March 31, 2015 and 2014 resulting from the 2009 PPG Settlement Arrangement including the change in fair value of the stock to be transferred to the Trust and the equity forward instrument (see Note 13, “Financial Instruments, Hedging Activities and Fair Value Measurements”) and the increase in the net present value of the future payments to be made to the Trust.

($ in millions)	Three Months Ended March 31
Increase (decrease) in expense	2015	2014

Change in fair value:
PPG stock	$(8)	$5
Equity forward instrument	7	(6)
Accretion of asbestos liability	4	4
Asbestos settlement – net expense	$3	$3
The fair value of the equity forward instrument is included as an "Other current asset" as of March 31, 2015 and December 31, 2014 in the accompanying condensed consolidated balance sheet. Payments under the fixed payment schedule require annual payments that are due each June. The current portion of the asbestos settlement liability included in the accompanying condensed consolidated balance sheet as of March 31, 2015 consists of all such payments required through June 2015, the fair value of PPG’s common stock and the value of PPG’s investment in Pittsburgh Corning Europe. The net present value of the remaining payments due is included in the long-term asbestos settlement liability in the accompanying condensed consolidated balance sheet as of March 31, 2015.
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
As of March 31, 2015 and December 31, 2014, PPG had reserves for environmental contingencies associated with PPG’s former chromium manufacturing plant in Jersey City, N.J. and associated sites (“New Jersey Chrome”) and for other environmental contingencies, including National Priority List sites and legacy glass and chemical manufacturing sites. These reserves are reported as "Accounts payable and accrued liabilities" and "Other liabilities" in the accompanying condensed consolidated balance sheet.

Environmental Reserves
($ in Millions)	March 31, 2015	December 31, 2014
New Jersey Chrome	$179	$211
Other contingencies	108	106
Total	$287	$317
Current portion	$133	$141
Pre-tax charges against income for environmental remediation costs are included in "Other charges" in the accompanying condensed consolidated statement of income. The pre-tax charges and cash outlays related to such environmental remediation for the three months-ended March 31, 2015 and 2014 were as follows:

Pre-tax charges against income for environmental remediation
	Three Months Ended March 31
($ in Millions)	2015	2014
Legacy glass, chemical and coatings sites	$4	$2
Total	$4	$2
Cash outlays for environmental spending	$36	$27
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
The most significant assumptions underlying the estimate of remediation costs for all New Jersey Chrome sites are those related to the extent and concentration of chromium impacts in the soil, as these determine the quantity of soil that must be treated in place, the quantity that will have to be excavated and transported for offsite disposal, and the nature of disposal required. During the third quarters of 2014 and 2013, PPG completed updated assessments of costs incurred to date versus current progress and the potential cost impacts of the most recent information, including the extent of impacted soils, percentage of hazardous versus non-hazardous soils, daily soil excavation rates, and engineering, administrative and other associated costs. Based on these assessments, reserve adjustments of $136 million and $89 million were recorded in the third quarters of 2014 and 2013, respectively. Principal factors affecting costs included refinements in the estimate of the mix of hazardous to non-hazardous soils to be excavated, an overall increase in soil volumes to be excavated, enhanced water management requirements, decreased daily soil excavation rates due to site conditions, initial estimates for remedial actions related to groundwater, and increased oversight and management costs. The reserve adjustments for the estimated costs to remediate all New Jersey Chrome sites are exclusive of any third party indemnification, as the recovery of any such amounts is uncertain.
PPG has completed all remedial activities at three sites and has received "No Further Action" determinations from the NJDEP on these sites. PPG has, or is in the process of, completing soil remedial activities at ten sites with completion of field activities expected by the December 1, 2015 deadline. Soil remedial activities for six sites will extend beyond the end of 2015. One site was removed from the JCO process during 2014 and will be remediated separately at a future date. A total of 19 sites remain subject to the JCO process.
PPG’s financial reserve for remediation of all New Jersey Chrome sites is $179 million at March 31, 2015. The major cost components of this liability continue to be related to transportation and disposal of impacted soil, as well as construction services. These components each account for approximately 34% of the accrued amount, respectively. Although the majority of PPG’s remedial responsibilities for source removal and soil remediation will be satisfied by the December 1, 2015 deadline under the JCO, there will be remedial activity continuing beyond 2015 at the six JCO sites and the additional site that was removed from the JCO process. There are also 10 sewer sites for which responsibility is shared jointly between PPG and Honeywell International Inc. and two sites located within a former Exxon Mobil Corporation oil refinery. A final draft groundwater remedial action work plan for the Garfield Avenue group is expected to be submitted to NJDEP in late 2015 or 2016. Groundwater remediation at the Garfield Avenue group is expected to occur over several years after NJDEP approval of the work plan. Groundwater at the remaining JCO sites or other sites for which PPG has some responsibility is not expected to be a significant issue. There are multiple, future events yet to occur, including further remedy selection and design, remedy implementation and execution and applicable governmental agency or community organization approvals. Considerable uncertainty exists regarding the timing of these future events for the New Jersey Chrome sites. Final resolution of these events is expected to occur over the next several years. As these events occur and to the extent that the cost estimates of the environmental remediation remedies change, the existing reserve for this environmental remediation matter will be adjusted.
Remediation: Other Sites
Among other sites at which PPG is managing environmental liabilities, remedial actions are occurring at a legacy chemical manufacturing site in Barberton, Ohio, where PPG has completed a Facility Investigation and Corrective Measure Study (“CMS”) under USEPA’s Resource Conservation and Recovery Act (“RCRA”) Corrective Action Program. PPG is responsible for filing engineering remedies for various issues at this site. PPG has also been addressing the impacts from a legacy plate glass manufacturing site in Kokomo, Indiana under the Voluntary Remediation Program of the Indiana Department of Environmental Management. PPG is currently performing additional investigation activities at this location.
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

Other Matters
The Company had outstanding letters of credit and surety bonds of $124 million and guarantees of $22 million as of March 31, 2015. The Company does not believe any loss related to such guarantees is likely.

16.	Reportable Business Segment Information
PPG is a multinational manufacturer with 11 operating segments that are organized based on the Company’s major product lines. These operating segments are also the Company’s reporting units for purposes of testing goodwill for impairment. The operating segments have been aggregated based on economic similarities, the nature of their products, production processes, end-use markets and methods of distribution into three reportable business segments.
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

Reportable segment net sales and segment income for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31
	2015	2014
($ in millions)
Net sales:
Performance Coatings	$2,055	$2,007
Industrial Coatings	1,340	1,363
Glass	267	266
Total (a)	$3,662	$3,636
Segment income:
Performance Coatings	$262	$248
Industrial Coatings	244	231
Glass	30	4
Total	536	483
Legacy items (b)	(12)	(10)
Transaction-related costs (c)	(9)	(3)
Interest expense, net of interest income	(18)	(35)
Other corporate expense	(67)	(63)
Income from continuing operations before income taxes	$430	$372

(a)	Intersegment net sales for the three months ended March 31, 2015 and 2014 were not material.

(b)
Legacy items include current costs related to former operations of the Company, including pension and other postretirement benefit costs, certain charges for legal matters and environmental remediation costs, and certain charges which are considered to be unusual or non-recurring, including the earnings impact of the proposed asbestos settlement. Legacy items also include equity earnings from PPG’s approximate 38% investment in the former automotive glass and services business.

(c)
Transaction-related costs include advisory, legal, accounting, valuation and other professional or consulting fees incurred to effect significant acquisitions, as well as similar fees and other costs to effect disposals not classified as discontinued operations. These costs also include the flow-through cost of sales of the step up to fair value of inventory acquired in acquisitions.

17.	Subsequent Event

On April 16, 2015, the PPG Board of Directors approved a 2-for-1 split of the company's common stock for all shareholders of record as of the close of business May 11, 2015. On June 12, 2015, following payment of the quarterly per-share dividend, each shareholder will also receive a stock dividend of one additional share of common stock for each share held on the record date. PPG common stock will begin trading on a split-adjusted basis on June 15, 2015.

All per share amounts and number of shares outstanding in these Condensed Consolidated Financial Statements and Notes to the Condensed Consolidated Financial Statements are presented on a pre-split basis. As a result of the stock split, all historical per share data and number of shares outstanding presented in future financial statements will be retroactively adjusted.

Pro forma earnings per share is as follows, giving retroactive effect to the stock split:

	For the three months ended March 31,
	2015	2014	2015	2014
($ in millions, except per share amounts)	Basic		Diluted
Amounts attributable to PPG:
Income from continuing operations, net of tax	$321	$277	$321	$277
Income from discontinued operations, net of tax	1	985	1	985
Net income (attributable to PPG)	$322	$1,262	$322	$1,262

Weighted-average shares outstanding, as reported	136.6	139.1	137.8	140.7
Weighted-average shares outstanding, pro forma	273.2	278.2	275.6	281.4

Earnings per common share - as reported:
Income from continuing operations, net of tax	$2.35	$1.99	$2.33	$1.97
Income from discontinued operations, net of tax	0.01	7.08	0.01	7.00
Net income (attributable to PPG)	$2.36	$9.07	$2.34	$8.97
Earnings per common share – pro forma:
Income from continuing operations, net of tax	$1.17	$1.00	$1.16	$0.98
Income from discontinued operations, net of tax	0.01	3.54	0.01	3.50
Net income (attributable to PPG)	$1.18	$4.54	$1.17	$4.48

Dividends per common share:
As reported	$0.67	$0.61
Pro forma	$0.33	$0.31

In addition, the impact on the Condensed Consolidated Balance Sheet as a result of the stock split is an increase of $484 million to "Common stock" and an offsetting reduction to "Additional paid-in capital."

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Discontinued Operations
In March 2014, the Company completed the sale of its 51% ownership interest in its Transitions Optical joint venture and 100% of its sunlens business to Essilor International (Compagnie Generale D'Optique) SA ("Essilor"). The results of operations and cash flows of these businesses for the 2014 period prior to the sale and the net gain on the sale are reported as results from discontinued operations for the three months ended March 31, 2014.
See Note 3, "Acquisitions and Dispositions" in Item 1 - Financial Statements, for additional information relating to this transaction.
Performance in the First Quarter of 2015 Compared to the First Quarter of 2014
Performance Overview
Net sales increased $26 million, or 1% from the first quarter of 2014, to $3,662 million primarily due to sales from acquired businesses (7%) and higher sales volumes (1%). Acquired businesses added about $235 million of sales in 2015, primarily due to sales of Consorcio Comex, S.A. de C.V. (“Comex”), which we acquired in the fourth quarter of 2014, supplemented by several other smaller acquisitions made in 2014. Sales volume growth was moderate during the first quarter of 2015 compared to the first quarter of 2014 where volume growth was nearly 5%. The volume growth in the first quarter was driven primarily by PPG’s automotive original equipment manufacturer (OEM), automotive refinish, packaging, and flat glass businesses. Currency translation negatively impacted sales by $260 million (7%) and segment income by $27 million (6%), as the U.S. dollar strengthened against most other currencies during the quarter, including an appreciation of approximately 18% year-over-year versus the three month average Euro exchange rate.

Year-over-year sales volumes, excluding acquisitions, were mixed by region advancing 1% overall.  In the U.S. and Canada, sales volumes declined 1%, as results were mixed by business unit and impacted by inclement weather in certain U.S. regions. However, regional sales were much stronger year over year in March than February. Volume growth was notable in the automotive refinish, automotive OEM, flat glass and packaging businesses. Sales volumes in the Europe, Middle-East and Africa (EMEA) region grew modestly at 1%, with overall demand mixed by country and by end-use market. From an end-use market perspective, European automotive OEM and aerospace delivered the highest growth, while architectural coatings volumes were down 2%. Emerging region sales volume increased 6% year-over-year and continued to accelerate versus the previous quarter, aided primarily by Asia. Sales volumes in Asia-Pacific advanced 8%, led by automotive OEM, automotive refinish and packaging improvement primarily in China.  Latin America sales volume growth declined by 1% year over year; however, performance was mixed by country.
Cost of sales, exclusive of depreciation and amortization, decreased $26 million, or 1% from the first quarter of 2014, to $2,065 million primarily due to foreign currency translation impacts and lower manufacturing costs more than offsetting the inclusion of cost of sales from acquired businesses and increased sales volumes. Cost of sales as a percentage of sales improved to 56% in the first quarter of 2015 compared with 58% in the first quarter of 2014.
Selling, general and administrative expenses increased $14 million, or 2% from the first quarter of 2014, to $914 million primarily due to increases related to acquisitions and overhead cost inflation, largely offset by foreign currency translation impacts. Selling, general and administrative expenses as a percentage of sales was 25% in the first quarters of 2015 and 2014.
Interest expense, net of Interest income decreased $17 million, or 49% from the first quarter of 2014, to $18 million as a result of a debt refinancing undertaken in the fourth quarter of 2014 to reduce the Company's interest costs.
The reported effective tax rate on pre-tax income from continuing operations for the quarter ended March 31, 2015 was 24.2% compared to 23.9% in the first quarter of 2014. Excluding certain non-recurring items, we expect our full year adjusted 2015 effective tax rate on pre-tax income from continuing operations to be in the range of 24.0% to 25.0%. Because of the differences in the tax rates in the countries in which we operate, a shift in the geographic mix of income from continuing operations before income taxes will impact our overall ongoing tax rate. See the Regulation G reconciliation below for details of PPG's adjusted effective tax rate from continuing operations.
Diluted earnings-per-share for the three months ended March 31, 2015 were $2.34, comprised of net income from continuing operations of $2.33 and net income from discontinued operations of $0.01. These diluted earnings per share from continuing operations compare to diluted earnings-per-share from continuing operations of $1.97 for the three months ended March 31, 2014. The increase in diluted earnings-per-share from continuing operations was due to the higher earnings aided by the benefits of prior cash deployment, including acquisitions and the benefit of shares repurchased in 2014, as well as the 0.9 million shares of stock repurchased during 2015. The Company also benefited from lower interest expense as a result of the debt refinancing completed during the fourth quarter of 2014.
Looking ahead, we anticipate stronger global economic growth in the coming quarters, including a resumption of growth in Europe and a return to a higher growth rate in the U.S. PPG remains positioned to leverage this growth into strong earnings contributions given our lower cost base stemming from our continued cost management actions.
In April 2015, PPG approved a business-restructuring program which includes actions necessary to achieve cost synergies related to recent acquisitions. In addition, the program aims to further right-size employee headcount and production capacity in certain businesses and regions based on current product demand, as well as reductions in various global administrative functions. A pre-tax restructuring charge of $135 million to $140 million will be recorded in PPG's second quarter 2015 financial results, of which about 85% represents employee severance and other cash charges. PPG expects these restructuring actions will result in full year, pretax savings of $100 million to $105 million by year 2017, including 2015 partial year savings of $15 million to $20 million.
Based on current exchange rates, we anticipate a full year unfavorable currency impact on our net sales of about $1.1 billion to $1.2 billion, and about a $110 million to $120 million unfavorable impact to earnings.  This is an increase from the range provided in the 2014 Form 10-K, and reflects further weakening of many major international currencies against the U.S. dollar throughout the first quarter. If foreign currencies continue to weaken versus the U.S. dollar, the unfavorable currency translation impact to 2015 sales and earnings could be larger than the ranges stated above.

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
The effective tax rate from continuing operations is reconciled to the adjusted effective tax rate from continuing operations below:

Three months ended March 31, 2015
($ in millions, except percentages)	Income Before Income Taxes	Tax Expense	Effective Tax Rate
Effective tax rate, continuing operations	$430	$104	24.2%
Includes:
Transaction-related costs	9	3	33.3%
Adjusted effective tax rate, continuing operations	$439	$107	24.4%

Three months ended March 31, 2014
($ in millions, except percentages)	Income Before Income Taxes	Tax Expense	Effective Tax Rate
Effective tax rate, continuing operations	$372	$89	23.9%
Includes:
Transaction-related costs	3	1	37.6%
Adjusted effective tax rate, continuing operations	$375	$90	24.0%
Net income (attributable to PPG) and earnings-per-share – assuming dilution (attributable to PPG) are reconciled to adjusted net income (attributable to PPG) and adjusted earnings-per-share – assuming dilution below:

Three Months ended March 31, 2015	Continuing Operations
($ in millions, except per share amounts)	Net Income	EPS
Net income (attributable to PPG)	$321	$2.33
Net income (attributable to PPG) includes (after-tax):
Transaction-related costs	6	0.04
Adjusted net income	$327	$2.37

Three Months ended March 31, 2014	Continuing Operations
($ in millions, except per share amounts)	Net Income	EPS
Net income (attributable to PPG)	$277	$1.97
Net income (attributable to PPG) includes (after-tax):
Transaction-related costs	2	0.01
Adjusted net income	$279	$1.98

Performance of Reportable Business Segments
Performance Coatings
Performance Coatings net sales increased $48 million, or 2% from the first quarter of 2014, to $2,055 million primarily due to sales from acquired businesses, largely Comex. The effect of unfavorable currency translation reduced net sales by $156 million, or about 8% versus the prior year period. Segment sales volumes declined by 2%, and selling prices were modestly higher versus the first quarter of 2014.
During the first quarter of 2015, sales volume growth continued in aerospace, aided by increased end-use market demand, but moderated versus previous quarters reflecting the strong growth the business has delivered the past several years. Automotive refinish sales volume growth was up versus the prior year period, with solid growth trends in emerging regions and in the U.S. and Canada.
Aggregate protective and marine coatings net sales volumes were down year-over-year, including weaker demand in North and South America. In the first quarter of 2015, industry demand grew in North America when compared to the prior year period. The year-over-year PPG volume decline in the region was primarily due to a difficult comparison period, where strong prior year growth rates exceeded 10 percent.
Architectural coatings - EMEA sales volumes declined in the first quarter of 2015 in comparison to a strong prior year period. In the first quarter of 2014, sales volumes grew 6% benefiting from mild winter weather resulting in an early start to the regional paint season. Weather conditions this year were not as favorable resulting in the negative volume performance. Demand remained inconsistent throughout the region with modest growth continuing in certain countries, including the U.K., while several other countries experienced lower demand, including France.
North American architectural coatings net sales were lower versus the first quarter of 2015. The year-over-year sales comparison was negatively impacted by several new PPG product pipeline fills at major customers in the previous year. Overall architectural coatings demand was mixed as PPG company-owned store sales and independent distributors improved mid-single digit percentages. In the first quarter of 2015, strong sales volume growth continued in the recently acquired Comex business.
First quarter segment income increased $14 million, or 6% from the first quarter of 2014, to $262 million primarily due to higher net sales from acquired businesses, partly offset by the negative impact of currency translation and lower sales volumes.
Looking forward, the second quarter is typically the strongest quarter for the Performance Coatings segment. We anticipate normal seasonal trends in all businesses. We anticipate sales will continue to expand for aerospace and automotive refinish. The protective and marine business is expected to deliver slight growth globally. The mixed country trends in architectural coatings - EMEA are expected to remain in the second quarter of 2015. For the architectural coatings North American business, we expect sales growth trends to improve for major customers. Comex net sales for the second quarter are anticipated in the range of $200 million to $225 million, and we remain on target for mid-to-high single-digit Comex sales growth for the full year.
Also, based on current exchange rates, we expect currency translation will have a much higher unfavorable impact in the second quarter of 2015 given the seasonally higher quarterly sales and segment income level. In addition, the Euro/U.S. dollar exchange rate peaked in the second quarter of 2014. This segment will experience the majority of the unfavorable currency translation impact given the business composition, that includes the architectural coatings - EMEA business, which accounted for nearly two-thirds of PPG’s total EMEA sales in 2014.
Industrial Coatings
Industrial Coatings segment net sales decreased $23 million, or 2% from the first quarter of 2014, to $1,340 million. Segment sales volumes grew 5% year over year, with growth in all regions, led by Asia-Pacific and Europe. The strong sales volume growth was more than offset by unfavorable currency translation which impacted segment sales by $91 million, or 7% year over year.
PPG’s global automotive OEM business achieved sales growth in all regions, with aggregate business unit growth of high single-digit percentages year-over-year in comparison with global industry auto production growth of about 2% in the first quarter of 2015. PPG growth was led by strong European and Chinese demand.
During the first quarter of 2015, sales volume growth was moderate in PPG’s general industrial and specialty coatings and materials businesses in comparison to strong prior year volume growth. Demand was mixed across various end-use markets and regions. However, growth continued in auto parts and accessories and coil-extrusions in certain regions. The largest sales volume declines were in heavy-duty equipment, while electronics demand was mixed.

Global packaging coatings sales volumes were up mid single-digit percentages versus the first quarter of 2014, aided by new product introductions and continued emerging region growth.
First quarter segment income increased $13 million, or 6% from the first quarter of 2014, to $244 million primarily due to increased sales volume and manufacturing cost improvements, offset by unfavorable currency translation.
Looking ahead to the second quarter, we anticipate packaging sales growth to continue and we expect overall general industrial demand to grow but remain inconsistent by end-use market and by region. We expect global automotive industry production to grow in the second quarter of 2015.
The Industrial Coatings segment is our most geographically diverse segment with fairly balanced sales in the U.S., EMEA and Asia-Pacific regions. We expect currency translation, primarily Euro-related, will have a larger unfavorable impact on year-over-year sales in the second quarter of 2015 versus the current quarter given higher segment sales seasonally and the additional year-over-year weakness in the Euro/U.S. dollar exchange rate. A large portion of the segment's Asian sales are in China, where currency translation to the U.S. dollar has not had a notable impact on segment income.
Glass
Glass segment net sales increased $1 million from the first quarter of 2014 to $267 million primarily due to higher selling prices (5%), which were offset by unfavorable currency translation (5%).
Flat glass sales grew modestly year-over-year aided by continued strong non-residential construction demand and improved pricing. Additionally, product mix was favorable from higher value-added and specialty glass stemming from end-use market growth coupled with an internal product mix shift related to our 2014 sale of a flat glass manufacturing facility.
Fiber glass sales volumes declined slightly due to year-over-year U.S. customer specific order patterns. European fiber glass volumes were positive versus the first quarter of 2014. Overall market demand remains solid and selling prices improved modestly year-over-year in both regions.
Segment income increased $26 million from the first quarter of 2014, to $30 million primarily due to favorable flat glass product mix and lower manufacturing cost stemming from the reduction in PPG's system-wide flat glass capacity coupled with ongoing cost management. Segment income was partially offset by unfavorable currency translation of $4 million and higher pension costs. In addition, prior year segment income included maintenance and repair related costs of about $10 million that did not recur in 2015.
Looking ahead, we expect demand growth to remain strong and possibly strengthen further in flat glass as is the favorable value-added product mix. We anticipate modest fiber glass sales growth. We also expect unfavorable currency translation to continue, coupled with higher pension costs.
Liquidity and Capital Resources
PPG ended the quarter with cash and short-term investments totaling approximately $1.2 billion at March 31, 2015 and December 31, 2014.
Cash used for operating activities - continuing operations for the three months ended March 31, 2015 was $429 million. Cash from operating activities - continuing operations for the three months ended March 31, 2014 of $130 million. The decrease in cash flow compared with prior year was primarily due to voluntary pension contributions ($276 million) and higher working capital ($253 million).
In March 2015, PPG completed a public offering of €600 million of 0.875% Notes due 2022 and €600 million of 1.400% Notes due 2027. These notes were issued pursuant to PPG's existing shelf registration statement. The aggregate cash proceeds from the notes, net of discounts and fees, was approximately $1.24 billion.  The proceeds were used to repay outstanding borrowings and for general corporate purposes. Refer to Note 7, "Borrowings" for more information regarding these debt obligations.
Other uses of cash during the three months ended March 31, 2015 included:

•	Capital expenditures, excluding acquisitions, of $72 million, or about 2% of sales.

•	Voluntary contributions to PPG's U.S. and non-U.S. pension plans of $250 million and $26 million, respectively.

•	Cash dividends paid totaled $91 million.

•	Cash spent on share repurchases totaled $200 million.
Total capital spending in 2015 is expected to be in the range of 3.5% to 4.0% of full year sales. Also, PPG expects to make mandatory contributions to its non-U.S. plans in 2015 in the range of $10 million to $20 million.

We believe that our cash on hand and short term investments, cash from operations and the Company’s available borrowing capacity will continue to be sufficient to fund operating activities, capital spending, including acquisitions, dividend payments, debt service, amounts due under the proposed asbestos settlement, share repurchases and contributions to pension plans. We intend to deploy our cash in a timely, disciplined manner with a continued emphasis on incremental earnings accretive initiatives, including additional acquisitions and share repurchases. The Company expects to deploy cash for business acquisitions and share repurchases of between $1.5 billion and $2.5 billion for years 2015 and 2016 combined.
The ratio of total debt, including capital leases, to total debt and PPG shareholders’ equity was 48% at March 31, 2015 and 44% at December 31, 2014, respectively.
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

(Millions, except percentages)	March 31, 2015	December 31, 2014	March 31, 2014
Trade Receivables, Net	$2,625	$2,366	$2,669
Inventories, FIFO	2,059	2,007	2,114
Trade Creditors’ Liabilities	1,966	1,919	2,029
Operating Working Capital	$2,718	$2,454	$2,754
Operating Working Capital as a % of Sales	18.6%	16.5%	18.9%
Days sales outstanding at March 31, 2015 were 59 days, which is 5 days higher than days sales outstanding at December 31, 2014 and a 1 day decrease from March 31, 2014.
Currency
From December 31, 2014 to March 31, 2015, the U.S. dollar strengthened against most of the currencies in the countries in which PPG operates. As a result, consolidated net assets at March 31, 2015 decreased by $267 million, compared to December 31, 2014. Comparing exchange rates during the first three months of 2015 to those of the first three months of 2014, the U.S. dollar was stronger than the currencies of most countries in which PPG operates, which had an unfavorable impact on March 31, 2015 pretax income from continuing operations of $27 million from the translation of these foreign earnings into U.S. dollars.
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

As also discussed in Note 15, PPG has significant reserves for environmental contingencies. Please refer to the Environmental Matters section of Note 15 for details of these reserves. A significant portion of our reserves for environmental contingencies relate to ongoing remediation at PPG's former chromium manufacturing plant in Jersey

City, N.J. and associated sites ("New Jersey Chrome"). The Company continues to analyze, assess and remediate the environmental issues associated with New Jersey Chrome. Information will continue to be generated from the ongoing groundwater remedial investigation activities related to New Jersey Chrome and will be incorporated into a final draft remedial action work plan for groundwater expected to be submitted to the New Jersey Department of Environmental Protection in late 2015 or 2016.
It is possible that technological, regulatory and enforcement developments, the results of environmental studies and other factors could alter the Company’s expectations with respect to future charges against income and future cash outlays. Specifically, the level of expected future remediation costs and cash outlays is highly dependent upon activity related to New Jersey Chrome.
Cash outlays related to all environmental remediation aggregated $36 million and $27 million for the three months ended March 31, 2015 and March 31, 2014, respectively. Management expects cash outlays for environmental remediation costs to range from $95 million to $115 million for the remainder of 2015, $60 million to $80 million in 2016 and $25 million to $45 million annually from 2017 through 2019.

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
Many factors could cause actual results to differ materially from the Company’s forward-looking statements. Such factors include global economic conditions, increasing price and product competition by foreign and domestic competitors, fluctuations in cost and availability of raw materials, the ability to maintain favorable supplier relationships and arrangements, the timing of and the realization of anticipated cost savings from restructuring initiatives, difficulties in integrating acquired businesses and achieving expected synergies therefrom, economic and political conditions in international markets, the ability to penetrate existing, developing and emerging foreign and domestic markets, foreign exchange rates and fluctuations in such rates, fluctuations in tax rates, the impact of future legislation, the impact of environmental regulations, unexpected business disruptions and the unpredictability of existing and possible future litigation, including litigation that could result if the proposed asbestos settlement does not become effective. However, it is not possible to predict or identify all such factors.
While the list of factors presented here and in the Company’s Form 10-K for the year ended December 31, 2014 under the caption “Item 1A Risk Factors” are considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements.
Consequences of material differences in the results compared with those anticipated in the forward-looking statements could include, among other things, lower sales or earnings, business disruption, operational problems, financial loss, legal liability to third parties, other factors set forth in “Item 1A Risk Factors” of the Company’s Form 10-K for the year ended December 31, 2014 and similar risks, any of which could have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.
Item 3. Quantitative and Qualitative Disclosures About Market Risk

In March 2015, PPG issued long-term, euro-denominated borrowings of $1.26 billion. As of March 31, 2015, PPG had non-U.S. dollar denominated borrowings outstanding of $2.4 billion. As of December 31, 2014, PPG had non-U.S. dollar denominated borrowings outstanding of $1.3 billion. A weakening of the U.S. dollar by 10% against European currencies and by 20% against Asian and South American currencies would have resulted in unrealized translation losses of approximately $273 million and $154 million as of March 31, 2015 and December 31, 2014, respectively.

There were no other material changes in the Company’s exposure to market risk from December 31, 2014 to March 31, 2015. See Note 13, “Financial Instruments, Hedging Activities and Fair Value Measurements” for a description of our instruments subject to market risk.
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
PPG was cited for nine alleged violations of the health and safety requirements of its Amsterdam facility’s environmental permit following an inspection carried out by the municipality of Amsterdam in 2011. After meetings between the Amsterdam Public Ministry and PPG in the fourth quarter of 2014 and first quarter of 2015, the Public Ministry offered to resolve this matter with a settlement that would include the payment by PPG of a €125,000 fine. PPG is continuing its discussions with the Amsterdam Public Ministry regarding the potential terms of a settlement.

Item 1A. Risk Factors
There were no material changes in the Company’s risk factors from the risks disclosed in the Company’s Form 10-K for the year ended December 31, 2014.

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
Under the PPG Deferred Compensation Plan for Directors, each director may elect to defer the receipt of all or any portion of the compensation paid to such director for serving as a PPG director. All deferred payments are held in the form of common stock equivalents. Payments out of the deferred accounts are made in the form of common stock of the Company (and cash as to any fractional common stock equivalent). In the first quarter of 2015, the directors, as a group, were credited with 7,266 common stock equivalents under this plan. The value of each common stock equivalent, when credited, ranged from $229.40 to $236.77.

Issuer Purchases of Equity Securities
The following table summarizes the Company's stock repurchase activity for the three months ended March 31, 2015:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Programs (1)
January 2015
Repurchase program	—	$—	—	5,658,286
February 2015
Repurchase program	455,646	$235.61	455,646	5,202,640
March 2015
Repurchase program	407,200	$228.81	407,200	4,795,440
Total quarter ended March 31, 2015
Repurchase program	862,846	$232.40	862,846	4,795,440
______________________

(1)
These shares were repurchased under a $2 billion share repurchase program approved in April 2014. The remaining shares that may be purchased under the $2 billion repurchase program have been calculated based upon PPG's closing stock price on the last business day of the respective month. This repurchase program has no expiration date.

Item 6. Exhibits
See the Index to Exhibits on Page 40.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PPG INDUSTRIES, INC.
(Registrant)

Date:	April 27, 2015	By	/s/ Frank S. Sklarsky
Frank S. Sklarsky Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

PPG Industries, Inc. and Consolidated Subsidiaries
Index to Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q.

4.1
Fifth Supplemental Indenture, dated as of March 13, 2015, between PPG Industries, Inc. and The Bank of New York Mellon Trust Company, N.A., was filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on March 13, 2015.

†12	Computation of Ratio of Earnings to Fixed Charges for the Three Months Ended March 31, 2015 and for the Five Years Ended December 31, 2014.
†31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

† Filed herewith.
* Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income for the three months ended March 31, 2015 and 2014, (ii) the Condensed Consolidated Balance Sheet at March 31, 2015 and December 31, 2014, (iii) the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2015 and 2014, and (iv) Notes to Condensed Consolidated Financial Statements for the three months ended March 31, 2015.