Form 10-Q
period 2015-06-30
PPG INDUSTRIES INC
filed 2015-07-27
CIK 79879

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________________
FORM 10-Q
 ––––––––––––––––––––––––––––––––––––––––
QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended June 30, 2015
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2015, 270,721,376 shares of the Registrant’s common stock, par value $1.66-2/3 per share, were outstanding.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Income (Unaudited)
($ in millions, except per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Net sales	$4,100	$4,082	$7,762	$7,718
Cost of sales, exclusive of depreciation and amortization	2,283	2,306	4,348	4,397
Selling, general and administrative	954	985	1,867	1,885
Depreciation	92	84	179	173
Amortization	33	31	66	61
Research and development, net	123	126	242	246
Interest expense	34	48	63	95
Interest income	(10)	(13)	(21)	(25)
Business restructuring	140	—	140	—
Asbestos settlement, net	3	3	6	6
Other charges	34	19	59	40
Other income	(38)	(31)	(69)	(56)
Income from continuing operations before income taxes	452	524	882	896
Income tax expense	110	125	214	214
Income from continuing operations	342	399	668	682
(Loss) Income from discontinued operations, net of tax	—	(7)	1	1,011
Net income attributable to the controlling and noncontrolling interests	342	392	669	1,693
Less: Net income attributable to noncontrolling interests	(5)	(6)	(10)	(45)
Net income (attributable to PPG)	$337	$386	$659	$1,648
Amounts attributable to PPG:
Income from continuing operations, net of tax	$337	$393	$658	$670
(Loss) Income from discontinued operations, net of tax	—	(7)	1	978
Net income (attributable to PPG)	$337	$386	$659	$1,648

Earnings per common share:
Income from continuing operations, net of tax	$1.24	$1.41	$2.41	$2.41
(Loss) Income from discontinued operations, net of tax	—	(0.02)	0.01	3.52
Net income (attributable to PPG)	$1.24	$1.39	$2.42	$5.93
Earnings per common share – assuming dilution:
Income from continuing operations, net of tax	$1.23	$1.40	$2.39	$2.38
(Loss) Income from discontinued operations, net of tax	—	(0.02)	0.01	3.49
Net income (attributable to PPG)	$1.23	$1.38	$2.40	$5.87

Dividends per common share	$0.36	$0.33	$0.69	$0.64
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Comprehensive Income (Unaudited)
($ in millions)

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Net income attributable to the controlling and noncontrolling interests	$342	$392	$669	$1,693
Other comprehensive (loss) income, net of tax:
Defined benefit pension and other postretirement benefits	6	14	74	25
Unrealized foreign currency translation adjustments	(27)	41	(299)	58
Derivative financial instruments, net	(2)	(3)	4	—
Other comprehensive (loss) income, net of tax	(23)	52	(221)	83
Total comprehensive income	$319	$444	$448	$1,776
Less: amounts attributable to noncontrolling interests:
Net income	(5)	(6)	(10)	(45)
Unrealized foreign currency translation adjustments	—	(3)	5	(4)
Comprehensive income attributable to PPG	$314	$435	$443	$1,727
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheet (Unaudited)
($ in millions)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$707	$686
Short-term investments	475	497
Receivables (less allowance for doubtful accounts of $59 and $87)	3,286	2,815
Inventories	1,861	1,825
Deferred income taxes	394	406
Other	651	621
Total current assets	7,374	6,850
Property, plant and equipment (net of accumulated depreciation of $4,402 and $4,378)	2,917	3,092
Goodwill	3,621	3,801
Identifiable intangible assets, net	2,260	2,411
Deferred income taxes	404	505
Investments	459	443
Other assets	561	481
Total	$17,596	$17,583
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$3,590	$3,548
Asbestos settlement	840	821
Restructuring reserves	102	26
Short-term debt and current portion of long-term debt	293	481
Total current liabilities	4,825	4,876
Long-term debt	4,222	3,544
Accrued pensions	676	995
Other postretirement benefits	1,122	1,132
Asbestos settlement	245	259
Deferred income taxes	501	702
Other liabilities	749	810
Total liabilities	12,340	12,318
Commitments and contingent liabilities (Note 15)
Shareholders’ equity:
Common stock	969	484
Additional paid-in capital	612	1,028
Retained earnings	14,966	14,498
Treasury stock, at cost	(9,044)	(8,714)
Accumulated other comprehensive loss	(2,332)	(2,116)
Total PPG shareholders’ equity	5,171	5,180
Noncontrolling interests	85	85
Total shareholders’ equity	5,256	5,265
Total	$17,596	$17,583
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows (Unaudited)
($ in millions)

	Six Months Ended June 30
	2015	2014
Operating activities:
Net income attributable to controlling and noncontrolling interests	$669	$1,693
Less: Income from discontinued operations	(1)	(1,011)
Income from continuing operations	668	682
Adjustments to reconcile net income to cash from operations:
Depreciation and amortization	245	234
Pension expense	49	41
Stock-based compensation expense	40	38
Business restructuring	140	—
Equity affiliate (earnings) losses, net of distributions received	(13)	7
Deferred income taxes	(46)	27
Cash contributions to pension plans	(283)	(10)
Restructuring cash spending	(22)	(32)
Change in certain asset and liability accounts:
Receivables	(591)	(531)
Inventories	(80)	(203)
Other current assets	(84)	(75)
Accounts payable and accrued liabilities	20	314
Taxes and interest payable	136	12
Noncurrent assets and liabilities, net	27	(59)
Other	(20)	67
Cash from operating activities - continuing operations	186	512
Cash used for operating activities - discontinued operations	—	(111)
Cash from operating activities	186	401
Investing activities:
Capital expenditures	(162)	(232)
Business acquisitions, net of cash balances acquired	(26)	(24)
Proceeds from the disposition of PPG's interest in the Transitions Optical joint venture and sunlens business	47	1,625
Purchase of short-term investments	(97)	(838)
Proceeds from maturity of short-term investments	107	509
Payments on cross currency swap contracts	(34)	(45)
Proceeds from cross currency swap and foreign currency contracts	38	19
Other	19	9
Cash (used for) / from investing activities - continuing operations	(108)	1,023
Cash used for investing activities - discontinued operations	—	(1)
Cash (used for) / from investing activities	(108)	1,022
Financing activities:
Net change in borrowing with maturities of three months or less	(12)	(16)
Net payments on commercial paper and short-term debt	(432)	—
Proceeds from the issuance of debt	1,242	2
Repayment of long-term debt	(338)	(4)
Purchase of treasury stock	(351)	(300)
Issuance of treasury stock	50	41
Dividends paid on PPG common stock	(189)	(177)
Acquisition of noncontrolling interest	—	(35)
Other	(12)	(17)
Cash used for financing activities - continuing operations	(42)	(506)
Cash used for financing activities - discontinued operations	—	(40)
Cash used for financing activities	(42)	(546)
Effect of currency exchange rate changes on cash and cash equivalents	(15)	(7)
Net increase in cash and cash equivalents	21	870
Cash and cash equivalents, beginning of period	686	1,116
Cash and cash equivalents, end of period	$707	$1,986

Supplemental disclosures of cash flow information:
Interest paid, net of amount capitalized	$60	$106
Taxes paid, net of refunds	$158	$308
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation
The condensed consolidated financial statements included herein are unaudited and have been prepared following the requirements of the Securities and Exchange Commission and accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim reporting. Under these rules, certain footnotes and other financial information that are normally required for annual financial statements can be condensed or omitted. These statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position of PPG Industries, Inc. and its subsidiaries (the "Company" or "PPG") as of June 30, 2015, and the results of their operations for the three and six months ended June 30, 2015 and 2014 and their cash flows for the six months then ended. All intercompany balances and transactions have been eliminated. Material subsequent events are evaluated through the report issuance date and disclosed where applicable. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in PPG’s Annual Report on Form 10-K for the year ended December 31, 2014.
Revenues, expenses, assets and liabilities can vary during each quarter of the year. Accordingly, the results of operations for the three and six months ended June 30, 2015 and the trends in these unaudited condensed consolidated financial statements may not necessarily be indicative of the results to be expected for the full year.
On April 16, 2015, the PPG Board of Directors approved a 2-for-1 split of the company's common stock for all shareholders of record as of the close of business May 11, 2015. On June 12, 2015, following payment of the quarterly per-share dividend, each shareholder received a stock dividend of one additional share of common stock for each share held on the record date. PPG common stock began trading on a split-adjusted basis on June 15, 2015. Historical per share and share data (except for shares on the balance sheet) in this Form 10-Q give retroactive effect to the stock split. These reclassifications had no impact on our previously reported net income, total assets, cash flows or shareholders' equity.
Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on our previously reported net income, total assets, cash flows or shareholders' equity.

2.	New Accounting Standards
In July 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-11, “Simplifying the measurement of inventory.” This ASU simplifies the measurement of inventory by requiring certain inventory to be measured at the lower of cost or net realizable value. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016 and for interim periods therein. Adoption of this ASU will not have a material impact on PPG's consolidated financial position.
In April 2015, the FASB issued ASU No. 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” The new guidance requires the accounting for the cost of licenses to be recognized separately from the fees for computing services. The guidance is effective for annual periods beginning after December 15, 2015. The provisions of the guidance may be applied prospectively or retrospectively. PPG is in the process of evaluating the impact the adoption of the ASU will have on its consolidated financial position, results of operations and cash flows.
In April 2015, the FASB issued ASU No. 2015-03, "Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." This ASU simplifies the presentation of debt issuance costs by requiring that such costs be presented in the balance sheet as a direct deduction from the carrying value of the associated debt instrument, consistent with debt discounts. The amendments in this ASU are effective for fiscal years beginning after December 15, 2015 and for interim periods therein. Adoption of this ASU will not have a material impact on PPG's consolidated financial position.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers: Topic 606.” This ASU replaces nearly all existing U.S. GAAP guidance on revenue recognition. The standard prescribes a five-step model for recognizing revenue, the application of which will require significant judgment. This standard is effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. PPG is in the process of assessing the impact the adoption of this ASU will have on its consolidated financial position, and results of operations.

3.	Acquisitions and Dispositions
Acquisitions
Comex
In November 2014, PPG finalized the acquisition of Consorcio Comex, S.A. de C.V. (“Comex”), an architectural coatings company with headquarters in Mexico City, Mexico for $1.95 billion, net of cash acquired of $69 million. PPG also repaid $280 million of third-party debt assumed in the acquisition. Comex manufactures coatings and related products in Mexico and sells them in Mexico and Central America principally through more than 3,800 stores that are independently owned and operated by more than 700 concessionaires (as of November 2014). Comex also sells its products through regional retailers and wholesalers and directly to customers. As of the acquisition date, the company had approximately 3,900 employees, eight manufacturing facilities and six distribution centers. The acquisition further expands PPG's global coatings business and adds a leading architectural coatings business in Mexico and Central America. Since the acquisition, the results of this acquired business have been principally included in the results of the architectural coatings - Americas and Asia Pacific business, within the Performance Coatings reportable segment. Comex's net sales were approximately $218 million and $433 million for the three and six month periods ended June 30, 2015, respectively. Comex's income from continuing operations for both the three and six months ended June 30, 2015 was a mid-teen percentage return on sales.
The purchase price related to the Comex acquisition was allocated based on information available at the acquisition date and is subject to customary post-closing adjustments. During the second quarter of 2015, PPG obtained a valuation of property, plant and equipment acquired in the Comex acquisition which resulted in adjustments to property, plant and equipment, non-current deferred tax liabilities and goodwill. During the six-months ended June 30, 2015, PPG has recorded remeasurement period adjustments, which have reduced goodwill by a net, aggregate amount of $11 million. These preliminary remeasurement period adjustments are not considered material individually or in the aggregate, therefore prior periods have not been revised. Certain other preliminary purchase price allocation estimates will be finalized in the second half of 2015. The following table summarizes the estimated fair value of assets acquired and liabilities assumed as reflected in the preliminary purchase price allocation for Comex.

($ in millions)
Current assets	$366
Property, plant, and equipment	230
Trademarks with indefinite lives	1,022
Identifiable intangible assets with finite lives	281
Goodwill	1,074
Other non-current assets	34
Total assets	$3,007
Current liabilities	(321)
Non-current deferred tax liabilities	(407)
Long-term debt	(280)
Accrued pensions	(20)
Other long-term liabilities	(29)
Total liabilities	$(1,057)
Total purchase price, net of cash acquired	$1,950
The identifiable intangible assets with finite lives in the table above, which consist primarily of customer relationships and acquired technology, are subject to amortization over a weighted average period of 24 years. See Note 5, "Goodwill and Other Identifiable Intangible Assets" for further details regarding PPG's intangible assets.
The following information reflects the net sales of PPG for the period ended June 30, 2014 on a pro forma basis as if the transaction for the Comex acquisition had been completed on January 1, 2014.

Condensed Consolidated Pro Forma information (unaudited)
	Three Months Ended June 30	Six Months Ended June 30
($ in millions)	2014	2014
Net sales	$4,279	$8,089
The pro forma impact on PPG's results of operations, including the pro forma effect of events that are directly attributable to the acquisition, was not significant to the consolidated results for the three or six months ended June 30, 2014. While calculating this impact, no cost savings or operating synergies that may result from the acquisition were included.
Other Acquisitions
Acquisition spending during the six months ended June 30, 2015 totaled $52 million, net of $79 million of cash acquired and other post-closing adjustments.
On July 1, 2015, PPG acquired Cuming Microwave Corporation based in Avon, Massachusetts, and its wholly-owned subsidiary Cuming-Lehman Chambers, Inc., based in Chambersburg, Pennsylvania. The acquisition enhances PPG’s portfolio of aerospace coatings with specialty coatings and materials that absorb microwaves and radio waves such as radar. The products are used for military aircraft and also have applications in electronics, telecommunications, medical and automotive end-uses.
On June 2, 2015, PPG acquired Consorcio Latinoamericano, which operates a network of 57 paint stores in Central America. With this acquisition, PPG will operate 87 company-owned stores across Belize, El Salvador, Guatemala, Honduras, Costa Rica, Nicaragua and Panama. PPG plans to brand stores in Panama with the Glidden brand, which is well recognized in the region, and to offer products from its protective and marine coatings business in stores throughout Central America. Consorcio Latinoamericano operated as a concessionaire network for PPG-Comex, the Company’s architectural paint and coatings business in Mexico and Central America. PPG reports the sales and income from operations from Consorcio Latinamericano as part of the architectural coatings - Americas and Asia Pacific business in the Performance Coatings segment.
On April 1, 2015, PPG completed the acquisition of Revocoat from the Axson Group. Revocoat, headquartered in France, is a world leader in automotive adhesives and sealants and offers a range of automotive assembly products such as complementary epoxy-based products, polyurethanes and water-based emulsions. Revocoat employs more than 500 people and operates eight manufacturing facilities and one research and development center. PPG reports the sales and income from operations from Revocoat as part of the automotive OEM business in the Industrial Coatings segment.
Dispositions
In March 2014, the Company completed the sale of its 51% ownership interest in its Transitions Optical joint venture and 100% of its optical sunlens business to Essilor International (Compagnie Generale D'Optique) SA ("Essilor"). PPG received cash at closing of $1.735 billion pretax (approximately $1.5 billion after-tax). The cash consideration was subject to certain post-closing adjustments and transaction costs, all of which have been settled. The sale of these businesses, which were previously reported in the former Optical and Specialty Materials segment, resulted in a pretax gain of $1,468 million ($946 million after-tax) reported in discontinued operations. During the first quarter of 2014, the Company recognized $522 million of tax expense on the sale, of which $262 million was deferred U.S. income tax on the foreign earnings of the sale, as PPG does not consider these earnings to be reinvested for an indefinite period of time. The pretax gain on this sale reflects the excess of the sum of the cash proceeds received over the net book value of the net assets of PPG's former Transitions Optical and sunlens business. The Company also incurred $55 million of pretax expense, primarily for professional services related to the sale, post-closing adjustments, costs and other contingencies under the terms of the agreements. The net gain on the sale includes these related losses and expenses. During 2015 and 2014, revisions to estimated tax liabilities associated with the transaction were recorded to discontinued operations.
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

Net sales and income from discontinued operations related to the Transitions Optical and sunlens transaction are presented in the table below for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2015	2014	2015	2014
Net sales	$—	$—	$—	$247
Income from operations	$—	$—	$—	$104
Net gain from divestiture of PPG's interest in the Transitions Optical joint venture and sunlens business	—	—	—	1,468
Income tax (expense) benefit	—	(7)	1	(561)
(Loss)/Income from discontinued operations, net of tax	—	(7)	1	1,011
Less: Net income attributable to non-controlling interests, discontinued operations	—	—	—	(33)
Net income from discontinued operations (attributable to PPG)	$—	$(7)	$1	$978

4.	Inventories
Inventories include:

($ in millions)	June 30, 2015	December 31, 2014
Finished products	$1,202	$1,169
Work in process	160	157
Raw materials	445	439
Supplies	54	60
Total	$1,861	$1,825
Most U.S. inventories are valued using the last-in, first-out method. These inventories represented approximately 39% and 40% of total inventories at June 30, 2015 and December 31, 2014, respectively. If the first-in, first-out method of inventory valuation had been used, inventories would have been $175 million and $182 million higher as of June 30, 2015 and December 31, 2014, respectively.

5.	Goodwill and Other Identifiable Intangible Assets
The change in the carrying amount of goodwill attributable to each reportable segment for the six months ended June 30, 2015 was as follows:

($ in millions)	Performance Coatings	Industrial Coatings	Glass	Total
Balance, December 31, 2014	$3,267	$486	$48	$3,801
Acquisitions	(10)	12	—	2
Currency	(157)	(22)	(3)	(182)
Balance, June 30, 2015	$3,100	$476	$45	$3,621
The carrying amount of acquired trademarks with indefinite lives as of June 30, 2015 and December 31, 2014 totaled $1.3 billion and $1.4 billion, respectively.

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and are detailed below:

	June 30, 2015			December 31, 2014
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Acquired technology	$562	$(405)	$157	$560	$(394)	$166
Customer-related intangibles	1,249	(577)	672	1,302	(570)	732
Trade names	140	(60)	80	134	(60)	74
Other	41	(26)	15	42	(24)	18
Balance	$1,992	$(1,068)	$924	$2,038	$(1,048)	$990
Aggregate amortization expense related to these identifiable intangible assets for the three and six months ended June 30, 2015 was $33 million and $66 million, respectively, and for the three and six months ended June 30, 2014 was $31 million and $61 million, respectively.
As of June 30, 2015, estimated future amortization expense of identifiable intangible assets is as follows:

($ in millions)	Remaining six months of 2015	2016	2017	2018	2019	2020
Estimated future amortization expense	$70	$120	$115	$110	$95	$90

6.	Business Restructuring
The Company records restructuring liabilities that represent charges incurred in connection with consolidations of certain operations, including operations from acquisitions, as well as headcount reduction programs. These charges consist primarily of severance costs and asset write-downs.
On April 15, 2015, the Company approved a business restructuring plan which includes actions necessary to achieve cost synergies related to recent acquisitions. In addition, the program aims to further align employee levels and production capacity in certain businesses and regions with current product demand, as well as reductions in various global administrative functions. A pretax restructuring charge of $140 million was recorded in PPG's second quarter 2015 financial results, of which about 85% represents employee severance and other cash costs. The restructuring actions are expected to be substantially completed during 2016.
The following table summarizes the 2015 restructuring charge and the reserve activity through the quarter ended June 30, 2015:

($ in millions, except for employees impacted)	Severance and Other Costs	Asset Write-offs	Total Reserve	Employees Impacted
Performance Coatings	$71	$6	$77	1,259
Industrial Coatings	42	13	55	534
Glass	4	—	4	33
Corporate	4	—	4	27
Total second quarter 2015 restructuring charge	$121	$19	$140	1,853
Activity to date	(9)	(19)	(28)	(476)
Foreign currency impact	1	—	1	—
Balance as of June 30, 2015	$113	$—	$113	1,377
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
In June 2015, PPG's €300 million Euro-denominated notes matured, and PPG paid $336 million to settle this obligation.
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
Historical per share and share data (except for shares on the balance sheet) give retroactive effect to the 2-for-1 stock split discussed in Note 1, "Basis of Presentation."
The following table presents the effect of dilutive securities on the weighted average common shares outstanding included in the calculation of earnings per common share for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30		Six Months Ended June 30
(number of shares in millions)	2015	2014	2015	2014
Weighted average common shares outstanding	272.5	277.2	272.8	277.8
Effect of dilutive securities:
Stock options	1.1	1.4	1.1	1.4
Other stock compensation plans	1.1	1.6	1.2	1.6
Potentially dilutive common shares	2.2	3.0	2.3	3.0
Adjusted weighted average common shares outstanding	274.7	280.2	275.1	280.8
There were no antidilutive outstanding stock options for the three and six-month periods ended June 30, 2015 and 2014.
9.    Income Taxes
The following table presents the effective tax rate on pretax income from continuing operations for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30
	2015	2014
Effective tax rate	24.3%	23.9%
The effective tax rate for each period presented is lower than the U.S. federal statutory rate primarily due to earnings in foreign jurisdictions which are taxed at rates lower than the U.S. statutory rate, the U.S. tax benefit on foreign dividends paid and the impact of certain U.S. tax incentives.
The Company files federal, state and local income tax returns in numerous domestic and foreign jurisdictions. In most tax jurisdictions, returns are subject to examination by the relevant tax authorities for a number of years after the returns have been filed. The Company is no longer subject to examinations by tax authorities in any major tax jurisdiction for years before 2006. In addition, the Internal Revenue Service (“IRS”) has completed its examination of the Company’s U.S. federal income tax returns filed for years through 2011. The IRS is currently conducting its examination of the Company's U.S. federal income tax return for 2012 and 2013.

10.	Pensions and Other Postretirement Benefits
Net periodic pension and other post-retirement benefit costs are included in "Cost of sales, exclusive of depreciation and amortization," "Selling, general and administrative" and "Research and development" in the accompanying condensed consolidated statement of income.
The net periodic pension and other post-retirement benefit costs for the three and six months ended June 30, 2015 and 2014 were as follows:

	Pensions
	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2015	2014	2015	2014
Service cost	$15	$14	$30	$27
Interest cost	53	59	103	118
Expected return on plan assets	(69)	(74)	(139)	(148)
Amortization of actuarial losses	25	20	55	40
Amortization of prior service credit	—	(1)	(1)	(1)
Settlement losses	—	5	—	5
Curtailments and special termination benefits	1	—	1	—
Net periodic pension benefit cost	$25	$23	$49	$41

	Other Postretirement Benefits
	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2015	2014	2015	2014
Service cost	$5	$5	$10	$9
Interest cost	12	13	24	25
Amortization of actuarial losses (gains)	8	(3)	16	(5)
Amortization of prior service (credit) cost	(2)	3	(5)	7
Net periodic other postretirement benefit cost	$23	$18	$45	$36
PPG is not required to make any mandatory contributions to its U.S. defined benefit pension plans in 2015. PPG made pretax, voluntary contributions in the six months-ended June 30, 2015 to its U.S. and non-U.S. pension plans totaling $250 million and $21 million, respectively. PPG made mandatory contributions to its non-U.S. pension plans totaling $12 million for the six months-ended June 30, 2015 and expects to make additional mandatory contributions to these plans in the range of $5 million to $15 million in the second half of 2015. PPG expects its net periodic pension and other post-retirement benefit cost, excluding settlement losses, for 2015 to be approximately $170 million, with pension and other post-retirement benefit cost each representing approximately $85 million.
Retained Liabilities and Legacy Settlement Charges
PPG has retained certain liabilities for pension and post-retirement benefits earned for service up to the date of sale of its former automotive glass and service business for employees who were active as of the divestiture date and for individuals who were retirees of the business as of the divestiture date. There have been multiple PPG facilities closures in Canada related to the former automotive glass and services business as well as other PPG businesses. These various plant closures have resulted in partial and full windups, and related settlement charges, of pension plans for various hourly and salary employees employed by these locations. The charges are recorded for the individual plans when a particular windup is approved by the Canadian pension authorities and the Company has made all contributions to the individual plan. The Company recorded a settlement charge of $2 million in 2014. There will be additional windup charges of $55 million to $70 million related to these plant closures in the second half of 2015 and during 2016. Cash contributions related to these windups are expected to be $10 million to $20 million.

11.	Shareholders’ Equity
The following tables present the change in total shareholders’ equity for the six months ended June 30, 2015 and 2014, respectively:

($ in millions)	Total PPG Shareholders’ Equity	Non- controlling Interests	Total
Balance, January 1, 2015	$5,180	$85	$5,265
Net income	659	10	669
Other comprehensive income, net of tax	(216)	(5)	(221)
Cash dividends	(189)	—	(189)
Issuance of treasury stock	65	—	65
Stock repurchase program	(351)	—	(351)
Stock-based compensation activity	23	—	23
Other	—	(5)	(5)
Balance, June 30, 2015	$5,171	$85	$5,256

($ in millions)	Total PPG Shareholders’ Equity	Non- controlling Interests	Total
Balance, January 1, 2014	$4,932	$266	$5,198
Net income	1,648	45	1,693
Other comprehensive income, net of tax	79	4	83
Cash dividends	(177)	—	(177)
Issuance of treasury stock	52	—	52
Stock repurchase program	(300)	—	(300)
Stock-based compensation activity	24	—	24
Reduction in noncontrolling interests (Note 3)	(26)	(180)	(206)
Distribution to noncontrolling interests	—	(46)	(46)
Balance, June 30, 2014	$6,232	$89	$6,321

12.	Accumulated Other Comprehensive Loss

($ in millions)	Unrealized Foreign Currency Translation Adjustments			Pension and Other Postretirement Benefit Adjustments, net of tax			Unrealized Gain (Loss) on Derivatives, net of tax			Accumulated Other Comprehensive (Loss) Income
Balance, January 1, 2014			$(38)			$(1,157)			$(65)		$(1,260)
Current year deferrals to AOCI	14	(a)		—			—			14
Current year deferrals to AOCI, tax effected	40	(b)		(1)	(c)		(7)	(d)		32
Reclassifications from AOCI to net income	—			26	(c)		7	(d)		33
Net change			$54			$25			$—		$79
Balance, June 30, 2014			$16			$(1,132)			$(65)		$(1,181)

Balance, January 1, 2015			$(628)			$(1,492)			$4		$(2,116)
Current year deferrals to AOCI	(387)	(a)		—			—			(387)
Current year deferrals to AOCI, tax effected	93	(b)		32	(c)		(23)	(d)		102
Reclassifications from AOCI to net income	—			42	(c)		27	(d)		69
Net change			$(294)			$74			$4		$(216)
Balance, June 30, 2015			$(922)			$(1,418)			$8		$(2,332)
(a) - Unrealized foreign currency translation adjustments related to the translation of foreign denominated balance sheet account balances are not presented net of tax given that no deferred U.S. income taxes have been provided on the undistributed earnings of non-U.S. subsidiaries because they are deemed to be reinvested for an indefinite period of time.
(b) - The tax cost (benefit) related to unrealized foreign currency translation adjustments on tax inter-branch transactions and net investment hedges for the six months ended June 30, 2015 and 2014 was $20 million and ($39) million, respectively. In 2015, the balance also includes a remeasurement of the tax cost on certain foreign proceeds which have not been permanently reinvested.
(c) - The tax cost related to the adjustment for pension and other postretirement benefits for the six months ended June 30, 2015 and 2014 was $31 million and $15 million, respectively. Reclassifications from AOCI are included in the computation of net periodic pension and other post-retirement benefit costs (See Note 10, "Pensions and Other Postretirement Benefits").
(d) - The tax cost related to the change in the unrealized gain on derivatives for the period ended June 30, 2015 was $1 million. Reclassifications from AOCI are included in the gain or loss recognized on cash flow hedges (See Note 13, "Financial Instruments, Hedging Activities and Fair Value Measurements").

13.	Financial Instruments, Hedging Activities and Fair Value Measurements
Financial instruments include cash and cash equivalents, short-term investments, cash held in escrow, marketable equity securities, accounts receivable, company-owned life insurance, accounts payable, short-term and long-term debt instruments, and derivatives. The fair values of these financial instruments approximated their carrying values at June 30, 2015 and December 31, 2014, in the aggregate, except for long-term debt instruments.
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
PPG’s policies do not permit speculative use of derivative financial instruments. PPG enters into derivative financial instruments with high credit quality counterparties and diversifies its positions among such counterparties in order to reduce its exposure to credit losses. The Company did not realize a credit loss on derivatives during the three and six month periods ended June 30, 2015 and 2014.
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

Fair Value Hedges
PPG designates certain foreign currency forward contracts as hedges against the Company’s exposure to future changes in fair value of certain firm sales commitments denominated in foreign currencies. As of June 30, 2015 and 2014, the fair value of these contracts was insignificant.
Interest rate swaps have been used from time to time to manage the Company's exposure to changing interest rates. When outstanding, the interest rate swaps were designated as hedges of certain outstanding debt obligations of the Company and were recorded at fair value. There were no interest rate swaps outstanding as of June 30, 2015 and December 31, 2014. However, in prior years, PPG settled interest rate swaps and received cash. The fair value adjustment of the debt at the time the interest rate swaps were settled is still being amortized as a reduction to interest expense over the remaining term of the related debt.
PPG has entered into renewable equity forward arrangements to hedge the impact to PPG's income from continuing operations for changes in the fair value of 1,388,889 shares of PPG stock (before giving effect to the 2-for-1 stock split) that are to be contributed to the asbestos settlement trust as discussed in Note 15, “Commitments and Contingent Liabilities.” This financial instrument is recorded at fair value as an asset or liability and changes in the fair value of this financial instrument are reflected in the “Asbestos settlement – net” caption of the accompanying condensed consolidated statement of income. The total principal amount payable for these shares is $62 million. PPG will pay to the counterparty interest based on the principal amount and the counterparty will pay to PPG an amount equal to the dividends paid on these shares during the period this financial instrument is outstanding. The difference between the principal amount and any amounts related to unpaid interest or dividends and the current market price for these shares, adjusted for credit risk, represents the fair value of the financial instrument as well as the amount that PPG would pay or receive if the counterparty chose to net settle the financial instrument. Alternatively, the bank may, at its option, require PPG to purchase the shares covered by the arrangement at the principal amount adjusted for unpaid interest and dividends as of the date of settlement. As of June 30, 2015 and December 31, 2014, the fair value of this contract was an asset of $267 million and $268 million, respectively.
Cash Flow Hedges
PPG designates certain foreign currency forward contracts as cash flow hedges of the Company’s exposure to variability in exchange rates on intercompany and third party transactions denominated in foreign currencies. As of June 30, 2015 and December 31, 2014, the fair value of all foreign currency forward contracts designated as cash flow hedges was a net asset of $30 million and $46 million, respectively.
Net Investment Hedges
PPG uses cross currency swaps, foreign currency forward contracts and Euro-denominated debt to hedge a portion of its net investment in its European operations. As of June 30, 2015, U.S. dollar to Euro cross currency swap contracts with a total notional amount of $560 million were outstanding and are scheduled to expire in March 2018. On settlement of the outstanding contracts, PPG will receive $560 million U.S. dollars and pay Euros to the counterparties. During the term of these contracts, PPG will receive semiannual payments in March and September of each year based on a U.S. dollar, long-term interest rate fixed as of the contract inception date, and PPG will make annual payments in March of each year to the counterparties based on a Euro, long-term interest rate fixed as of the contract inception date. As of June 30, 2015 and December 31, 2014, the fair value of these contracts was a net asset of $45 million and a net liability of $32 million, respectively.
At June 30, 2015 and December 31, 2014, PPG had designated €1.9 billion and €1 billion, respectively, of euro-denominated borrowings as hedges of a portion of its net investment in the Company's European operations. The carrying value of these instruments at June 30, 2015 and December 31, 2014 was $2.1 billion and $1.2 billion, respectively.
In March 2015, the Company issued two Euro-denominated notes with an aggregate principal amount of €1.2 billion. Refer to Note 7, "Borrowings" for more information. The Company has designated these notes as hedges of a portion of its net investment in its European operations and, as a result, mark to market rate adjustments of the outstanding debt balances have been and will be recorded as a component of "Other comprehensive income."
Also, in March 2015, PPG de-designated €300 million of Euro-denominated borrowings originally issued in June 2005 and designated as a net investment hedge of a portion of PPG's net investment in the Company's European operations. There was no financial statement impact as a result of the de-designation. This borrowing matured and was repaid in June 2015.

Gains/Losses Deferred in AOCI
As of June 30, 2015 and December 31, 2014, the Company had accumulated pretax unrealized translation gains in AOCI related to the euro-denominated borrowings, foreign currency forward contracts and the cross currency swaps of $282 million and $169 million, respectively.
The following table summarizes the location and amount of gains (losses) related to derivative financial instruments for the six months ended June 30, 2015. All dollar amounts are shown on a pretax basis.

($ in millions)	June 30, 2015
Hedge Type	Gain Deferred in OCI	Gain (Loss) Recognized
		Amount	Caption
Fair Value
Equity forward arrangements	Not applicable	(1)	Asbestos - net
Total Fair Value		$(1)
Cash Flow
Foreign currency forward contracts (a)	$39	$34	Other charges
Total Cash Flow	$39	$34
Net Investment
Cross currency swaps	$61
Foreign currency forward contracts	19
Foreign denominated debt	33
Total Net Investment	$113
Economic
Foreign currency forward contracts		$18	Other charges

(a) The ineffective portion related to this item was $4 million of expense.

The following table summarizes the location and amount of gains (losses) related to derivative financial instruments for the six months ended June 30, 2014. All amounts are shown on a pretax basis:

($ in millions)	June 30, 2014
Hedge Type	Gain (Loss) Deferred in OCI	Gain (Loss) Recognized
		Amount	Caption
Fair Value
Interest rate swaps	Not applicable	$4	Interest expense
Foreign currency forward contracts	Not applicable	1	Sales
Equity forward arrangements	Not applicable	29	Asbestos - net
Total Fair Value		$34
Cash Flow
Forward starting swaps	$—	$(6)	Interest expense
Foreign currency forward contracts (a)	(12)	(5)	Other charges
Total Cash Flow	$(12)	$(11)
Net Investment
Cross currency swaps	$(6)
Foreign currency forward contracts	5
Foreign denominated debt	2
Total Net Investment	$1
(a) The ineffective portion related to this item was $4 million of expense.
Fair Value Measurements
The Company follows a fair value measurement hierarchy to measure its assets and liabilities. As of June 30, 2015 and December 31, 2014, the assets and liabilities measured at fair value on a recurring basis were cash equivalents, equity securities and derivatives. In addition, the Company measures its pension plan assets at fair value (see Item 8. Financial Statements and Supplementary Data - Note 12, "Employee Benefit Plans" in the Company's 2014 Annual Report on Form 10-K for further details). The Company's financial assets and liabilities are measured using inputs from the following three levels:
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
Level 3 inputs are unobservable inputs employed for measuring the fair value of assets or liabilities. The Company does not have any recurring financial assets or liabilities that are recorded in its consolidated balance sheets as of June 30, 2015 and December 31, 2014 that are classified as Level 3 inputs.

Assets and liabilities reported at fair value on a recurring basis:

	June 30, 2015
($ in millions)	Level 1	Level 2	Level 3
Assets:
Other current assets:
Marketable equity securities	$5	$—	$—
Foreign currency forward contracts	—	37	—
Equity forward arrangement	—	267	—
Investments:
Marketable equity securities	77	—	—
Other Assets:
Cross currency swaps	—	45	—
Liabilities:
Accounts payable and accrued liabilities:
Foreign currency forward contracts	—	7	—

	December 31, 2014
($ in millions)	Level 1	Level 2	Level 3
Assets:
Other current assets:
Marketable equity securities	$5	$—	$—
Foreign currency forward contracts	—	52	—
Equity forward arrangement	—	268	—
Investments:
Marketable equity securities	74	—	—
Other assets:
Foreign currency forward contracts	—	16	—
Liabilities:
Accounts payable and accrued liabilities:
Foreign currency forward contracts	—	23	—
Other liabilities:
Cross currency swaps	—	32	—
Long-Term Debt
PPG's long-term debt (excluding capital lease obligations) had carrying and fair values totaling $4,449 million and $4,564 million, respectively, as of June 30, 2015. Long-term debt (excluding capital lease obligations) had carrying and fair values totaling $3,877 million and $4,164 million, respectively, as of December 31, 2014. The fair values of the debt instruments were based on discounted cash flows and interest rates then currently available to the Company for instruments of the same remaining maturities and were measured using level 2 inputs.
Assets and liabilities reported at fair value on a nonrecurring basis:
In conjunction with the restructuring actions approved in the second quarter of 2015, certain nonmonetary assets were written down to their fair value. Refer to Note 6, "Business Restructuring."
There were no significant adjustments to the fair value of nonmonetary assets or liabilities for the year ended December 31, 2014.

14.	Stock-Based Compensation
The Company’s stock-based compensation includes stock options, restricted stock units (“RSUs”) and grants of contingent shares that are earned based on achieving targeted levels of total shareholder return. All current grants of stock options, RSUs and contingent shares are made under the PPG Industries, Inc. Amended and Restated Omnibus Incentive Plan (the “PPG Amended Omnibus Plan”), which was amended and restated effective April 21, 2011. Shares available for future grants under the PPG Amended Omnibus Plan were 10 million as of June 30, 2015.

	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2015	2014	2015	2014
Total stock-based compensation	$25	$20	$40	$38
Income tax benefit recognized	$9	$7	$14	$13
The following are the details of grants of stock-based compensation during the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30
	2015		2014
Grant Details	Shares	Fair Value	Shares	Fair Value
Stock options	583,172	$26.98	716,102	$21.53
Restricted stock units	193,990	$114.02	253,492	$90.19
Contingent shares (a)	63,308	$118.12	77,642	$93.53
(a) The number of contingent shares represents the target value of the award.
Stock options are generally exercisable 36 months after being granted and have a maximum term of 10 years. Compensation expense for stock options is recorded over the vesting period based on the fair value on the date of grant. The fair value of the stock option grants issued in the six months ended June 30, 2015 was calculated with the following weighted average assumptions:

Weighted average exercise price	$118.12
Risk-free interest rate	1.9%
Expected life of option in years	6.5
Expected dividend yield	2.7%
Expected volatility	29.2%
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
Time-based RSUs generally vest over the three-year period following the date of grant, unless forfeited, and will be paid out in the form of stock, cash or a combination of both at the Company’s discretion at the end of the vesting period. Performance-based RSUs vest based on achieving specific annual performance targets for earnings per share growth and cash flow return on capital over the three calendar year-end periods following the date of grant. Unless forfeited, the performance-based RSUs will be paid out in the form of stock, cash or a combination of both at the Company’s discretion at the end of the three-year performance period if PPG meets the performance targets.
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
PPG is involved in a number of lawsuits and claims, both actual and potential, including some that it has asserted against others, in which substantial monetary damages are sought. These lawsuits and claims may relate to contract, patent, environmental, product liability, antitrust and other matters arising out of the conduct of PPG’s current and past business activities. To the extent that these lawsuits and claims involve personal injury and property damage, PPG believes it has adequate insurance; however, certain of PPG’s insurers are contesting coverage with respect to some of these claims, and other insurers, as they had prior to the asbestos settlement described below, may contest coverage with respect to some of the asbestos claims if the settlement is not implemented. PPG’s lawsuits and claims against others include claims against insurers and other third parties with respect to actual and contingent losses related to environmental, asbestos and other matters.
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
Terms of 2002 PPG Settlement Arrangement
PPG had no obligation to pay any amounts under the 2002 PPG Settlement Arrangement until 30 days after the second amended PC plan of reorganization was finally approved by an appropriate court order that was no longer subject to appellate review (the “Effective Date”). If the second amended PC plan of reorganization had been approved as proposed, PPG and certain of its insurers (along with PC) would have made payments on the Effective Date to the Trust, which would have provided the sole source of payment for all present and future asbestos bodily injury claims against PPG, its subsidiaries or PC alleged to be caused by the manufacture, distribution or sale of asbestos products by these companies. PPG would have conveyed the following assets to the Trust: (i) the stock it owns in PC and Pittsburgh Corning Europe, (ii) 1,388,889 shares of PPG’s common stock (before giving effect to the 2-for-1 stock split) and (iii) aggregate cash payments to the Trust of approximately $998 million, payable according to a fixed payment schedule over 21 years, beginning on June 30, 2003, or, if later, the Effective Date. PPG would have had the right, in its sole discretion, to prepay these cash payments to the Trust at any time at a discount rate of 5.5% per annum as of the prepayment date. In addition to the conveyance of these assets, PPG would have paid $30 million in legal fees and expenses on behalf of the Trust to recover proceeds from certain historical insurance assets, including policies issued by certain insurance carriers that were not participating in the settlement, the rights to which would have been assigned to the Trust by PPG.
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
On September 30, 2014, the District Court issued a memorandum opinion and order affirming the confirmation order.  On October 28, 2014, the remaining insurance company objectors filed a Notice of Appeal with the U.S. Third Circuit Court of Appeals challenging the affirmance order.  The opening brief of the objecting parties and response briefs have been filed. In addition to the appeal, the objecting insurers have a motion pending with the District Court, which is opposed by PPG and the other plan proponents and plan supporters, that seeks relief from the confirmation order based on alleged misconduct by members of the plaintiffs’ bar in the prosecution of certain asbestos claims in the tort system. If the District Court opinion and order are affirmed by the U.S. Third Circuit Court of Appeals, the remaining objectors subsequently could seek review by the U.S. Supreme Court.
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
PPG’s Funding Obligations
PPG has no obligation to pay any amounts under the third amended PC plan of reorganization, as amended, until the Funding Effective Date. On the Funding Effective Date, PPG will relinquish any claim to its equity interest in PC, convey the stock it owns in Pittsburgh Corning Europe and transfer 1,388,889 shares of PPG’s common stock (before giving effect to the 2 for 1 stock split) or cash equal to the fair value of such shares as defined in the 2009 PPG Settlement Arrangement. PPG will make aggregate pretax cash payments to the Trust of approximately $825 million, payable according to a fixed payment schedule over a period ending in 2023. The first payment is due on the Funding Effective Date. PPG would have the right, in its sole discretion, to prepay these pretax cash payments to the Trust at any time at a discount rate of 5.5% per annum as of the prepayment date. PPG’s historical insurance carriers participating in the third amended PC plan of reorganization will also make cash payments to the Trust of approximately $1.7 billion between the Funding Effective Date and 2027. These payments could also be prepaid to the Trust at any time at a discount rate of 5.5% per annum as of the prepayment date. PPG will grant asbestos releases and indemnifications to all participating insurers, subject to amended coverage-in-place arrangements with certain insurers for remaining coverage of premises claims. PPG will grant certain participating insurers full policy releases on primary policies and full product liability releases on excess coverage policies. PPG will also grant certain other participating excess insurers credit against their product liability coverage limits.
PPG’s obligation under the 2009 PPG Settlement Arrangement at December 31, 2008 was $162 million less than the amount that would have been due under the 2002 PPG Settlement Arrangement. This reduction is attributable to a number of negotiated provisions in the 2009 PPG Settlement Arrangement, including the provisions relating to the channeling injunction under which PPG retains liability for any non-PC Relationship Claims. PPG will retain such amount as a reserve for asbestos-related claims that will not be channeled to the Trust, as this amount represents PPG’s best estimate of its liability for these claims. PPG does not have sufficient current claim information or settlement history on which to base a better estimate of this liability, in light of the fact that the Bankruptcy Court’s stay has been in effect since 2000. As a result, PPG’s reserve at June 30, 2015 and December 31, 2014 for asbestos-related claims that will not be channeled to the Trust is $162 million. This amount is included within "Other liabilities" on the accompanying consolidated balance sheets. In addition, under the 2009 PPG Settlement Arrangement, PPG will retain for its own account rights to recover proceeds from certain historical insurance assets, including policies issued by non-participating insurers. Rights to recover these proceeds would have been assigned to the Trust by PPG under the 2002 PPG Settlement Arrangement.
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
Of the total obligation of $1.1 billion under the 2009 PPG Settlement Arrangement at June 30, 2015, $840 million is reported as a current liability and $245 million is reported as a non-current liability in the accompanying condensed consolidated balance sheet. The future accretion of the noncurrent portion of the liability will total $75 million and be reported as expense in the condensed consolidated statement of income over the period through 2023, as follows (in millions):

Remainder of 2015	$8
2016	14
2017 – 2023	53
Total	$75
The following table summarizes the impact on PPG’s financial statements for the three and six months ended June 30, 2015 and 2014 resulting from the 2009 PPG Settlement Arrangement including the change in fair value of the stock to be transferred to the Trust and the equity forward instrument (see Note 13, “Financial Instruments, Hedging Activities and Fair Value Measurements”) and the increase in the net present value of the future payments to be made to the Trust.

($ in millions)	Three Months Ended June 30		Six Months Ended June 30
Increase (decrease) in expense	2015	2014	2015	2014
Change in fair value:
PPG stock	$6	$23	$(2)	$28
Equity forward instrument	(6)	(23)	1	(29)
Accretion of asbestos liability	3	3	7	7
Asbestos settlement – net expense	$3	$3	$6	$6
The fair value of the equity forward instrument is included as an "Other current asset" as of June 30, 2015 and December 31, 2014 in the accompanying condensed consolidated balance sheet. Payments under the fixed payment schedule require annual payments that are due each June. The current portion of the asbestos settlement liability included in the accompanying condensed consolidated balance sheet as of June 30, 2015 consists of all such payments required through June 2016, the fair value of PPG’s common stock and the value of PPG’s investment in Pittsburgh Corning Europe. The net present value of the remaining payments due is included in the long-term asbestos settlement liability in the accompanying condensed consolidated balance sheet as of June 30, 2015.
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
As of June 30, 2015 and December 31, 2014, PPG had reserves for environmental contingencies associated with PPG’s former chromium manufacturing plant in Jersey City, N.J. and associated sites (“New Jersey Chrome”) and for other environmental contingencies, including National Priority List sites and legacy glass and chemical manufacturing sites. These reserves are reported as "Accounts payable and accrued liabilities" and "Other liabilities" in the accompanying condensed consolidated balance sheet.

Environmental Reserves
($ in millions)	June 30, 2015	December 31, 2014
New Jersey Chrome	$160	$211
Other contingencies	107	106
Total	$267	$317
Current portion	$122	$141
Pretax charges against income for environmental remediation costs are included in "Other charges" in the accompanying condensed consolidated statement of income. The pretax charges and cash outlays related to such environmental remediation for the three and six months-ended June 30, 2015 and 2014 were as follows:

Pretax charges against income for environmental remediation
	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2015	2014	2015	2014
Legacy glass, chemical and coatings sites	$1	$3	$6	$5
Total	$1	$3	$6	$5
Cash outlays for environmental spending	$20	$48	$56	$75

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
PPG’s financial reserve for remediation of all New Jersey Chrome sites is $160 million at June 30, 2015. The major cost components of this liability continue to be related to transportation and disposal of impacted soil, as well as construction services. These components each account for approximately 38% and 35% of the accrued amount, respectively. Although the majority of PPG’s remedial responsibilities for source removal and soil remediation will be satisfied by the December 1, 2015 deadline under the JCO, there will be remedial activity continuing beyond 2015 at the six JCO sites and the additional site that was removed from the JCO process. There are also 10 sewer sites for which responsibility is shared jointly between PPG and Honeywell International Inc. and two sites located within a former Exxon Mobil Corporation oil refinery. A final draft groundwater remedial action work plan for the Garfield Avenue group is expected to be submitted to NJDEP in late 2015 or 2016. Groundwater remediation at the Garfield Avenue group is expected to occur over several years after NJDEP approval of the work plan. Groundwater at the remaining JCO sites or other sites for which PPG has some responsibility is not expected to be a significant issue. There are multiple, future events yet to occur, including further remedy selection and design, remedy implementation and execution and applicable governmental agency or community organization approvals. Considerable uncertainty exists regarding the timing of these future events for the New Jersey Chrome sites. Final resolution of these events is expected to occur over the next several years. As these events occur and to the extent that the cost estimates of the environmental remediation remedies change, the existing reserve for this environmental remediation matter will be adjusted.
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
With respect to certain waste sites, the financial condition of other potentially responsible parties also contributes to the uncertainty of estimating PPG’s final costs. Although contributors of waste to sites involving other potentially responsible parties may face governmental agency assertions of joint and several liability, in general, final allocations of costs are made based on the relative contributions of wastes to such sites. PPG is generally not a major contributor to such sites.
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
The impact of evolving programs, such as natural resource damage claims, industrial site re-use initiatives and domestic and international remediation programs, also adds to the present uncertainties with regard to the ultimate resolution of this unreserved exposure to future loss. The Company’s assessment of the potential impact of these environmental contingencies is subject to considerable uncertainty due to the complex, ongoing and evolving process of investigation and remediation, if necessary, of such environmental contingencies, and the potential for technological and regulatory developments.
Other Matters
The Company had outstanding letters of credit and surety bonds of $148 million and guarantees of $26 million as of June 30, 2015. The Company does not believe any loss related to such guarantees is likely.

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
Reportable segment net sales and segment income for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2015	2014	2015	2014
Net sales:
Performance Coatings	$2,410	$2,343	$4,465	$4,350
Industrial Coatings	1,411	1,450	2,751	2,813
Glass	279	289	546	555
Total	$4,100	$4,082	$7,762	$7,718
Segment income:
Performance Coatings	$411	$373	$673	$621
Industrial Coatings	260	257	504	488
Glass	37	11	67	15
Total	708	641	1,244	1,124
Legacy items (a)	(6)	(11)	(18)	(21)
Business restructuring	(140)	—	(140)	—
Transaction-related costs (b)	(21)	(3)	(30)	(6)
Interest expense, net of interest income	(24)	(35)	(42)	(70)
Other corporate expense	(65)	(68)	(132)	(131)
Income from continuing operations before income taxes	$452	$524	$882	$896

(a)
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

(b)
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
See Note 3, "Acquisitions and Dispositions" in Item 1 - Financial Statements, for additional information relating to this transaction.

Performance in the Second Quarter of 2015 Compared to the Second Quarter of 2014
Performance Overview
Net sales increased $18 million, or approximately 1% from the second quarter of 2014, to $4,100 million primarily due to sales from acquired businesses (7%) and higher sales volumes (1%). Acquired businesses added about $290 million of sales in 2015, primarily due to sales of Consorcio Comex, S.A. de C.V. (“Comex”), which we acquired in the fourth quarter of 2014, supplemented by several other smaller acquisitions made in the second half of 2014 and the first half of 2015. Sales volume growth was modest during the second quarter of 2015 compared to the second quarter of 2014 where sales volume growth was 3%. The volume growth in the second quarter of 2015 was driven primarily by PPG’s automotive original equipment manufacturer (OEM) and packaging coatings businesses. Currency translation negatively impacted sales by $318 million (8%) and segment income by $40 million (6%), as the U.S. dollar strengthened against most other currencies versus the prior year, including an appreciation of approximately 19% year-over-year versus the three month average Euro exchange rate.
Year-over-year sales volumes, excluding acquisitions, increased 1% overall, consistent with the first quarter 2015 performance.  Sales volume growth during the second quarter of 2015 was positive across all regions and built upon prior year second quarter sales growth of 3% to 4% in all regions. In the U.S. and Canada, sales volumes were up 1% year-over-year, as results were favorable in most businesses led by the automotive refinish and packaging coatings businesses. Regional sales were stronger year-over-year in June versus May, and we believe that overall business and economic trends point to continued regional growth. In the second quarter of 2015, sales volumes in the Europe, Middle-East and Africa (EMEA) region advanced 2% year-over-year and improved upon the 2015 first quarter growth rate of 1%. Overall demand remained mixed within the region, with growth in certain countries or end-use markets offset by persistent weakness in others. From an end-use market perspective, European automotive OEM and packaging coatings delivered the highest growth, while automotive refinish and protective and marine coatings sales volumes also grew and industrial coatings volumes declined modestly. Emerging region sales volumes in the second quarter of 2015 increased 1% year-over-year and sequentially versus the first quarter of 2015. Sales volumes in Asia-Pacific advanced 1%, led by automotive OEM coatings improvement primarily in China, coupled with stronger protective and marine coatings demand.  Latin America sales volume growth declined modestly by 1% year-over-year, excluding acquisitions, however, performance was mixed by country.
Cost of sales, exclusive of depreciation and amortization, decreased $23 million, or 1% from the second quarter of 2014, to $2,283 million primarily due to foreign currency translation impacts and lower manufacturing costs more than offsetting the inclusion of cost of sales from acquired businesses and increased sales volumes. Cost of sales as a percentage of sales was flat at 56% in the second quarter of 2015 and 2014, respectively.
Selling, general and administrative expenses decreased $31 million, or 3% from the second quarter of 2014, to $954 million primarily due to favorable foreign currency translation partly offset by increased costs related to acquisitions and overhead cost inflation. Selling, general and administrative expenses as a percentage of sales was 23% and 24% in the second quarters of 2015 and 2014, respectively.
Interest expense, net of Interest income decreased $11 million, or 31% from the second quarter of 2014, to $24 million largely as a result of a debt refinancing undertaken in the fourth quarter of 2014 to reduce the Company's interest costs.
In April 2015, PPG approved a business restructuring program which includes actions necessary to achieve cost synergies related to recent acquisitions. In addition, the program aims to further align employee levels and production capacity in certain businesses and regions based on current product demand, as well as reductions in various global administrative functions. A pretax restructuring charge of $140 million was recorded in the second quarter of 2015, of which about 85% represents employee severance and other cash charges. PPG expects these restructuring actions will result in full year, pretax savings of $100 million to $105 million by year 2017, including 2015 partial year savings of $15 million to $20 million.
The reported effective tax rate on pretax income from continuing operations for the quarter ended June 30, 2015 was 24.3% compared to 23.9% in the second quarter of 2014. Excluding certain non-recurring items, we expect our full year adjusted 2015 effective tax rate on pretax income from continuing operations to be in the range of 24.0% to 25.0%. Because of the differences in the tax rates in the countries in which we operate, a shift in the geographic mix of income from continuing operations before income taxes will impact our overall ongoing tax rate. See the Regulation G reconciliation below for details of PPG's adjusted effective tax rate from continuing operations.
Reported diluted earnings-per-share from continuing operations for the three months ended June 30, 2015 were $1.23. These reported diluted earnings-per-share from continuing operations compare to diluted earnings-per-share from continuing operations of $1.40 for the three months ended June 30, 2014. The 2015 diluted earnings-per-share from continuing operations includes the impact of a business restructuring charge taken during the quarter of $0.39 and transaction-related costs of $0.05. Excluding the effects of these charges, diluted earnings-per-share increased due to higher earnings, aided by the benefits of prior cash deployment, including acquisitions and the benefit of shares repurchased in 2014, as well as the 1.3 million shares of stock repurchased during 2015 and lower interest expense as a result of the debt refinancing completed during the fourth quarter of 2014.
Looking ahead, we anticipate global economic growth to continue, but remain uneven. PPG remains positioned to leverage this growth into strong earnings contributions given our lower cost base stemming from our continued cost management actions. Based on current foreign exchange rates and the seasonality of PPG's businesses, we expect unfavorable foreign currency translation impacts to be less significant in the second half of the year.
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
The effective tax rate from continuing operations is reconciled to the adjusted effective tax rate from continuing operations below:

Three months ended June 30, 2015
($ in millions, except percentages)	Income Before Income Taxes	Tax Expense	Effective Tax Rate
Effective tax rate, continuing operations	$452	$110	24.3%
Includes:
Business restructuring	140	34	24.3%
Transaction-related costs	21	6	28.6%
Adjusted effective tax rate, continuing operations	$613	$150	24.5%

Three months ended June 30, 2014
($ in millions, except percentages)	Income Before Income Taxes	Tax Expense	Effective Tax Rate
Effective tax rate, continuing operations	$524	$125	23.9%
Includes:
U.S. pension plan settlement charge	5	2	37.6%
Transaction-related costs	3	1	37.6%
Adjusted effective tax rate, continuing operations	$532	$128	24.1%

Net income (attributable to PPG) and earnings-per-share – assuming dilution (attributable to PPG) are reconciled to adjusted net income (attributable to PPG) and adjusted earnings-per-share – assuming dilution below:

Three months ended June 30, 2015	Continuing Operations
($ in millions, except per share amounts)	Net Income	EPS
Net income (attributable to PPG)	$337	$1.23
Net income (attributable to PPG) includes (after-tax):
Business restructuring	106	0.39
Transaction-related costs	15	0.05
Adjusted net income	$458	$1.67

Three months ended June 30, 2014	Continuing Operations
($ in millions, except per share amounts)	Net Income	EPS
Net income (attributable to PPG)	$393	$1.40
Net income (attributable to PPG) includes (after-tax):
U.S. pension plan settlement charge	3	0.01
Transaction-related costs	2	0.01
Adjusted net income	$398	$1.42
Performance of Reportable Business Segments
Performance Coatings
Performance Coatings net sales increased $67 million, or 3% from the second quarter of 2014, to $2,410 million primarily due to sales from acquired businesses, including Comex and several smaller acquisitions. The effect of unfavorable foreign currency translation reduced net sales by $201 million, or about 9% versus the prior year period. Segment sales volumes increased by 1% and selling prices were modestly higher versus the second quarter of 2014.
During the second quarter of 2015, organic sales growth continued in aerospace coatings, but moderated versus previous quarters reflecting the strong growth the business has delivered the past several years. Automotive refinish coatings sales volume growth was up versus the prior year period, driven principally by the U.S. and Europe, offset partially by lower sales volumes in emerging regions.
In the second quarter of 2015, global protective and marine coatings net sales volumes increased year-over-year, led by higher demand in the U.S. and Canada, and included Comex acquisition-related sales synergies, offset partially by lower sales volumes in Latin America.
Architectural coatings - EMEA sales volumes were flat in the second quarter of 2015 in comparison to the prior year period. Sales volumes varied by country throughout the region, although aggregate year-over-year growth rates improved in comparison to the first quarter of 2015. Modest growth occurred in certain countries like the U.K. while other countries, including France, experienced lower demand.
North America architectural coatings net sales grew a low single-digit percentage in the second quarter of 2015 versus the second quarter of 2014, led by gains in the national retail channel, supplemented by modestly higher company-owned stores sales. Independent dealer volumes were lower in the second quarter 2015 versus the second quarter 2014, following strong first quarter 2015 year-over-year volume growth.
In the second quarter of 2015, organic sales growth in the recently acquired Comex architectural coatings business was a high single-digit percentage; however, this growth was offset by year-over-year unfavorable foreign currency translation. Comex net sales in the second quarter of 2015 were within the previously projected range of $200 million to $225 million.
Second quarter segment income increased $38 million, or 10% from the second quarter of 2014, to $411 million primarily due to acquisition-related sales and lower manufacturing costs, partly offset by unfavorable foreign currency translation of about $25 million.
Looking forward, the third quarter is typically a seasonally slower quarter for the Performance Coatings segment than the second quarter. We anticipate normal seasonal trends in all businesses, resulting in lower segment sales sequentially. We expect organic sales growth in the third quarter of 2015 for aerospace coatings as well as incremental sales from the recent Cuming Microwave acquisition which closed in July 2015. For the third quarter of 2015, the protective and marine coatings business is expected to deliver continued local currency sales growth globally. The mixed country trends in architectural coatings - EMEA are expected to remain in the third quarter of 2015; however, we anticipate modest sales volume growth. For the North American architectural coatings business, we expect low-to-mid single digit percentage industry demand growth to continue. Acquisition-related net sales for the third quarter of 2015 are anticipated in the range of $220 million to $240 million, and we remain on target for mid-to-high single-digit percentage Comex sales volume growth for the full year.
Also, based on current exchange rates, we expect foreign currency translation will have a lower unfavorable absolute dollar impact in the third quarter of 2015 given the seasonally lower quarterly sales and segment income. Further, the Euro/U.S. dollar exchange rate began to decline during the third quarter of 2014. This segment will experience the majority of the Company's unfavorable foreign currency translation impact given the business composition that includes the architectural coatings - EMEA business, which accounted for nearly two-thirds of PPG’s total EMEA sales in 2014.
Industrial Coatings
Industrial Coatings segment net sales decreased $39 million, or 3% from the second quarter of 2014, to $1,411 million. Segment sales volumes grew 2% year-over-year, with growth in all regions, led by EMEA. The sales volume growth was more than offset by unfavorable foreign currency translation which impacted segment sales by $107 million, or 7% year-over-year. Segment net sales in local currencies were up 5%, including a 3% benefit from acquisition-related sales.
PPG’s global automotive OEM coatings business achieved sales growth in all regions, with aggregate business unit growth of a mid single-digit percentage year-over-year in comparison with global industry auto production growth of about 1% in the second quarter of 2015. PPG growth was led by strengthening European demand and continuing, but moderating growth in China. In addition, the Revocoat acquisition contributed to the automotive OEM coatings business sales growth in the second quarter.
During the second quarter of 2015, sales volumes declined in aggregate in PPG’s general industrial and specialty coatings and materials businesses in comparison to prior year volumes with weakness early in the quarter, but with demand solidifying in late May and June. Demand was mixed across various end-use markets and regions. However, growth continued in auto parts and accessories. Weakness continued in heavy-duty equipment and electronics. Coil demand was mixed by region.
Global packaging coatings sales volumes were up at least a mid single-digit percentage in all regions versus the second quarter of 2014. Sales growth was aided by new product introductions and was consistently favorable across most product lines.
Second quarter segment income increased $3 million, or 1% from the second quarter of 2014, to $260 million primarily due to disciplined cost management and acquisition-related sales benefits, offset by unfavorable foreign currency translation of about $15 million.
Looking ahead to the third quarter, we anticipate packaging coatings sales growth to continue, and we expect overall general industrial demand to grow but remain inconsistent by end-use market and by region. We expect global automotive industry production to grow in the third quarter of 2015.
The Industrial Coatings segment is our most geographically diverse segment with fairly balanced sales in the U.S., EMEA and Asia-Pacific regions. We expect foreign currency translation, primarily Euro-related, will have a smaller unfavorable impact on year-over-year sales in the third quarter of 2015 versus the second quarter given lower segment sales seasonally and the current Euro/U.S. dollar exchange rate.
Glass
Glass segment net sales decreased $10 million, or 3% from the second quarter of 2014 to $279 million primarily due to unfavorable foreign currency translation (3%) and lower volumes (3%), partly offset by higher selling prices.
Flat glass sales volumes declined year-over-year, primarily due to the sale of the Mt. Zion manufacturing facility in 2014. Although volumes were unfavorable, product mix was positive due to a portfolio shift toward value-added and specialty glass products after the facility sale.
Fiber glass sales volumes were flat globally. The U.S. experienced a slight increase coupled with a modest decline in Europe. Pricing was positive as overall market demand remains solid in both regions.
Second quarter segment income increased $26 million from the second quarter of 2014 to $37 million primarily due to favorable flat glass product mix and lower manufacturing costs stemming from the reduction in PPG's system-wide flat glass capacity coupled with ongoing cost management. Segment income was partially offset by modest unfavorable foreign currency translation and higher pension costs. In addition, prior year segment income included maintenance and repair related costs that did not recur in 2015.

Looking ahead, we expect demand growth to remain consistent with the second quarter for both glass businesses. The positive product mix and lower manufacturing costs related to the 2014 flat glass facility sale will continue to drive improved flat glass margins. We also expect unfavorable foreign currency translation to continue coupled with higher pension costs and approximately $5 million of increased year-over-year maintenance and repair costs for scheduled projects.
Performance for the first six months of 2015 Compared to the first six months of 2014
Performance Overview
Net sales increased $44 million, or 1% from the first six months of 2014, to $7,762 million primarily due to sales from acquired businesses (7%) and higher sales volumes (1%). Acquired businesses added about $524 million of sales in 2015, primarily due to acquisition-related sales, largely Comex, supplemented by several other smaller acquisitions made in 2014 and the first half of 2015. Sales volume growth was moderate during the first six months of 2015 compared to the first half of 2014 where volume growth was 4%. The sales volume growth in 2015 was driven primarily by PPG’s automotive OEM, packaging and automotive refinish coatings businesses. The sales volume growth occurred in the emerging regions and EMEA, while North America was flat. Foreign currency translation negatively impacted sales by $580 million (8%) and segment income by $68 million (6%), as the U.S. dollar strengthened against most other currencies versus the prior year.
Cost of sales, exclusive of depreciation and amortization, decreased $49 million, or 1% from the first six months of 2014, to $4,348 million primarily due to foreign currency translation impacts and lower manufacturing costs partially offset by the inclusion of cost of sales from acquired businesses. Cost of sales as a percentage of sales improved to 56% in the first six months of 2015 compared with 57% in the first six months of 2014.
Selling, general and administrative expenses decreased $18 million, or 1% from the first half of 2014, to $1,867 million primarily due to favorable foreign currency translation, partly offset by cost increases related to acquisitions and overhead cost inflation. Selling, general and administrative expenses as a percentage of sales was 24% in the first half of 2015 and 2014.
Interest expense, net of Interest income decreased $28 million, or 40% from the first six months of 2014, to $42 million as a result of the debt refinancing undertaken in the fourth quarter of 2014 to reduce the Company's interest costs.
The reported effective tax rate on pretax income from continuing operations for the six months ended June 30, 2015 was 24.3% compared to 23.9% in the first half of 2014. Excluding certain non-recurring items, we expect our full year adjusted 2015 effective tax rate on pretax income from continuing operations to be in the range of 24.0% to 25.0%. Because of the differences in the tax rates in the countries in which we operate, a shift in the geographic mix of income from continuing operations before income taxes will impact our overall ongoing tax rate. See the Regulation G reconciliation below for details of PPG's adjusted effective tax rate from continuing operations.
Reported diluted earnings-per-share from continuing operations for the six months ended June 30, 2015 were $2.39 compared to $2.38 for the six months ended June 30, 2014. The 2015 diluted earnings-per-share from continuing operations includes the impact of a business restructuring charge taken during the first six months of 2015 of $0.39 and transaction-related costs of $0.07. Excluding the effects of these charges, diluted earnings-per-share from continuing operations increased due to the higher earnings aided by the benefits of prior cash deployment, including acquisitions and the benefit of shares repurchased in 2014, as well as the 1.3 million shares of stock repurchased during 2015 and lower interest expense as a result of the debt refinancing completed during the fourth quarter of 2014.
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

The effective tax rate from continuing operations is reconciled to the adjusted effective tax rate from continuing operations below:

Six months ended June 30, 2015
($ in millions, except percentages)	Income Before Income Taxes	Tax Expense	Effective Tax Rate
Effective tax rate, continuing operations	$882	$214	24.3%
Includes:
Business restructuring	140	34	24.3%
Transaction-related costs	30	10	33.3%
Adjusted effective tax rate, continuing operations	$1,052	$258	24.5%

Six months ended June 30, 2014
($ in millions, except percentages)	Income Before Income Taxes	Tax Expense	Effective Tax Rate
Effective tax rate, continuing operations	$896	$214	23.9%
Includes:
U.S. pension plan settlement charge	5	2	37.6%
Transaction-related costs	6	2	33.3%
Adjusted effective tax rate, continuing operations	$907	$218	24.0%
Net income (attributable to PPG) and earnings-per-share – assuming dilution (attributable to PPG) are reconciled to adjusted net income (attributable to PPG) and adjusted earnings-per-share – assuming dilution below:

Six months ended June 30, 2015	Continuing Operations
($ in millions, except per share amounts)	Net Income	EPS
Net income (attributable to PPG)	$658	$2.39
Net income (attributable to PPG) includes (after-tax):
Business restructuring	106	0.39
Transaction-related costs	21	0.07
Adjusted net income	$785	$2.85

Six months ended June 30, 2014	Continuing Operations
($ in millions, except per share amounts)	Net Income	EPS
Net income (attributable to PPG)	$670	$2.38
Net income (attributable to PPG) includes (after-tax):
U.S. pension plan settlement charge	3	0.01
Transaction-related costs	4	0.02
Adjusted net income	$677	$2.41
Performance of Reportable Business Segments
Performance Coatings
Performance Coatings net sales increased $115 million, or 3% from the first half of 2014, to $4,465 million primarily due to sales from acquired businesses, largely Comex. The effect of unfavorable foreign currency translation reduced net sales by $358 million, or about 8% versus the prior year period. Segment sales volumes declined slightly and selling prices were modestly higher versus the first six months of 2014.
During the first half of 2015, organic sales growth continued in aerospace coatings, aided by increased end-use market demand, but moderated versus previous year periods reflecting the strong growth the business has delivered the past several years. Automotive refinish sales volume growth was up versus the prior year period, with solid growth trends in the U.S. and Canada.

Aggregate protective and marine coatings net sales volumes were flat year-over-year; however, sales for the business increased due to initial acquisition-related sales synergies from the Comex acquisition offset by foreign currency translation.
Architectural coatings - EMEA sales volumes declined slightly in the first six months of 2015 in comparison to a strong prior year period. In the first six months of 2014, sales volumes grew 2% benefiting from mild winter weather resulting in an early start to the regional paint season. Weather conditions in 2015 were not as favorable resulting in the negative volume performance. Demand remained inconsistent throughout the region with modest growth continuing in certain countries, including the U.K., while several other countries experienced lower demand, including France.
North American architectural coatings net sales were lower versus the first six months of 2014. The year-over-year sales comparison was negatively impacted by several new PPG product pipeline fills at major customers in the previous year.
In the first half of 2015, strong sales volume growth continued in the recently acquired Comex business.
Segment income increased $52 million, or 8% from the first half of 2014, to $673 million primarily due to higher net sales from acquired businesses partially offset by unfavorable foreign currency translation and lower sales volumes.
Industrial Coatings
Industrial Coatings segment net sales decreased $62 million, or 2% from the first six months of 2014, to $2,751 million. Segment sales volumes grew 4% year-over-year, with growth in all regions, led by Asia-Pacific and Europe. The strong sales volume growth was more than offset by unfavorable foreign currency translation which impacted segment sales by $199 million, or 7% year-over-year.
PPG’s global automotive OEM coatings business achieved sales volume growth in all regions, with aggregate business unit growth of a high single-digit percentage year-over-year in comparison with global auto industry production growth of a low single digit. PPG sales volume growth was led by strong European and Chinese demand.
During the first half of 2015, sales volumes declined modestly in PPG’s general industrial and specialty coatings and materials businesses in comparison to strong volume growth in the prior year period. Demand was mixed across various end-use markets and regions.
Global packaging coatings sales volumes were up a high mid single-digit percentage versus the first half of 2014, aided by new product introductions and continued emerging region growth.
Segment income for the six months ended June 30, 2015 increased $16 million, or 3% from the first half of 2014, to $504 million primarily due to increased sales volume and manufacturing cost improvements offset by unfavorable foreign currency translation.
Glass
Glass segment net sales decreased $9 million, or 2% from the first six months of 2014, to $546 million due to unfavorable foreign currency translation (4%) and lower sales volume (1%), offset by higher selling prices.
Flat glass sales grew modestly year-over-year aided by continued strong non-residential construction demand and improved pricing. Additionally, product mix was favorable from higher value-added and specialty glass stemming from end-use market growth coupled with an internal product mix shift related to our 2014 sale of a flat glass manufacturing facility.
Fiber glass sales volumes declined a low single digit percentage due to year-over-year U.S. customer specific order patterns. European fiber glass volumes were positive versus the first six months of 2014. Selling prices improved modestly year-over-year in the U.S. and Europe.
Segment income increased $52 million from the first half of 2014, to $67 million primarily due to favorable flat glass product mix and lower manufacturing cost stemming from the reduction in PPG's system-wide flat glass capacity coupled with ongoing cost management. Segment income was partially offset by modest unfavorable foreign currency translation of $4 million and higher pension costs. In addition, prior year segment income included maintenance and repair related costs of about $10 million that did not recur in 2015.
Liquidity and Capital Resources
PPG ended the quarter with cash and short-term investments totaling approximately $1.2 billion at June 30, 2015 and at December 31, 2014, respectively.

Cash from operating activities - continuing operations for the six months ended June 30, 2015 and 2014 was $186 million and $512 million, respectively. Cash flow compared with prior year decreased primarily due to voluntary pension contributions ($283 million) and higher working capital ($240 million) partly attributable to the Comex business.
In June 2015, PPG's €300 million Euro-denominated notes matured, and PPG paid $336 million to settle this debt. Also in June, PPG received $18 million in proceeds from settlement of economic hedges.
In March 2015, PPG completed a public offering of €600 million of 0.875% Notes due 2022 and €600 million of 1.400% Notes due 2027. These notes were issued pursuant to PPG's existing shelf registration statement. The aggregate cash proceeds from the notes, net of discounts and fees, was approximately $1.24 billion.  The proceeds were used to repay outstanding borrowings and for general corporate purposes. Refer to Note 7, "Borrowings" for more information regarding these notes.
Other uses of cash during the six months ended June 30, 2015 included:

•	Capital expenditures, excluding acquisitions, of $162 million, or about 2% of sales.

•	Voluntary contributions to PPG's U.S. and non-U.S. pension plans of $250 million and $21 million, respectively.

•	Mandatory contributions to PPG's non-U.S. pension plans of $12 million.

•	Cash dividends paid totaled $189 million.

•	Cash spent on share repurchases totaled $351 million.
On April 16, 2015, the PPG Board of Directors approved a 2-for-1 split of the Company's common stock for all shareholders. The record date for the split was the close of business on May 11, 2015 and the additional shares were distributed on June 12, 2015. Each shareholder as of the date of record received one additional share of common stock for each share held. Historical per share and share data (except for shares on the balance sheet) in this Form 10-Q give retroactive effect to the stock split. These reclassifications had no impact on our previously reported net income, total assets, cash flows or shareholders' equity.
Total capital spending in 2015 is expected to be in the range of 3.5% to 4.0% of full year sales. Also, PPG expects to make mandatory contributions to its non-U.S. plans in the second half of 2015 in the range of $5 million to $15 million.
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
The ratio of total debt, including capital leases, to total debt and PPG shareholders’ equity was 47% at June 30, 2015 and 44% at December 31, 2014.
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

($ in millions, except percentages)	June 30, 2015	December 31, 2014	June 30, 2014
Trade Receivables, Net	$2,912	$2,366	$2,848
Inventories, FIFO	2,036	2,007	2,150
Trade Creditors’ Liabilities	2,036	1,919	2,049
Operating Working Capital	$2,912	$2,454	$2,949
Operating Working Capital as a % of Sales	17.8%	16.5%	18.1%
Days sales outstanding at June 30, 2015 was 58 days, which is 4 days higher than days sales outstanding at December 31, 2014. Day sales outstanding as of June 30, 2014 was also 58 days.

Currency
From December 31, 2014 to June 30, 2015, the U.S. dollar strengthened against most of the currencies in the countries in which PPG operates. As a result, consolidated net assets at June 30, 2015 decreased by $294 million, compared to December 31, 2014. Comparing exchange rates during the first six months of 2015 to those of the first six months of 2014, the U.S. dollar was stronger than the currencies of most countries in which PPG operates, which had an unfavorable impact on June 30, 2015 pretax income from continuing operations of $68 million from the translation of these foreign earnings into U.S. dollars.
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
Cash outlays related to all environmental remediation aggregated $20 million and $56 million for the three and six months ended June 30, 2015 and aggregated $48 million and $75 million for the three and six months ended June 30, 2014, respectively. Management expects cash outlays for environmental remediation costs to range from $35 million to $45 million for the remainder of 2015, $60 million to $80 million in 2016 and $25 million to $45 million annually from 2017 through 2019.
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
Consequences of material differences in the results compared with those anticipated in the forward-looking statements could include, among other things, lower sales or earnings, business disruption, operational problems, financial loss, legal liability to third parties, other factors set forth in “Item 1A. Risk Factors” of the Company’s Form 10-K for the year ended December 31, 2014 and similar risks, any of which could have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
In March 2015, PPG issued long-term, Euro-denominated borrowings of $1.26 billion. As of June 30, 2015, PPG had non-U.S. dollar denominated borrowings outstanding of $2.2 billion. As of December 31, 2014, PPG had non-U.S. dollar denominated borrowings outstanding of $1.3 billion. A weakening of the U.S. dollar by 10% against European currencies and by 20% against Asian and South American currencies would have resulted in unrealized translation losses on these borrowings of approximately $249 million and $154 million as of June 30, 2015 and December 31, 2014, respectively.
There were no other material changes in the Company’s exposure to market risk from December 31, 2014 to June 30, 2015. See Note 13, “Financial Instruments, Hedging Activities and Fair Value Measurements” for a description of our instruments subject to market risk.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
PPG is involved in a number of lawsuits and claims, both actual and potential, including some that it has asserted against others, in which substantial monetary damages are sought. These lawsuits and claims may relate to contract, patent, environmental, product liability, antitrust and other matters arising out of the conduct of PPG’s current and past business activities. To the extent that these lawsuits and claims involve personal injury and property damage, PPG believes it has adequate insurance; however, certain of PPG’s insurers are contesting coverage with respect to some of these claims, and other insurers, as they had prior to the asbestos settlement described below, may contest coverage with respect to some of the asbestos claims if the settlement is not implemented. PPG’s lawsuits and claims against others include claims against insurers and other third parties with respect to actual and contingent losses related to environmental, asbestos and other matters.
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
PPG was cited for nine alleged violations of the health and safety requirements of its Amsterdam facility’s environmental permit following an inspection carried out by the municipality of Amsterdam in 2011. PPG and the Amsterdam Public Ministry reached an agreement in the second quarter of 2015 that would resolve this matter with a settlement that includes the payment by PPG of a €100,000 fine. The settlement remains subject to the approval of the Netherlands Minister of Security and Justice.
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
Under the PPG Deferred Compensation Plan for Directors, each director may elect to defer the receipt of all or any portion of the compensation paid to such director for serving as a PPG director. All deferred payments are held in the form of common stock equivalents. Payments out of the deferred accounts are made in the form of common stock of the Company (and cash as to any fractional common stock equivalent). In the second quarter of 2015, the directors, as a group, were credited with 146,322 common stock equivalents under this plan, of which 142,274 were credited on June 12, 2015 as a result of the 2-for-1 stock split. The value of each common stock equivalent, when credited, ranged from $113.38 to $116.63.

Issuer Purchases of Equity Securities
The following table summarizes the Company's stock repurchase activity for the three months ended June 30, 2015:

Month	Total Number of Shares Purchased (2)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Programs (1)
April 2015
Repurchase program	165,114	$111.94	165,114	13,105,415
May 2015
Repurchase program	375,600	$113.73	375,600	12,312,487
June 2015
Repurchase program	767,265	$116.26	767,265	11,505,409
Total quarter ended June 30, 2015
Repurchase program	1,307,979	$114.99	1,307,979	11,505,409

(1)
These shares were repurchased under a $2 billion share repurchase program approved in April 2014. The remaining shares that may be repurchased under the $2 billion repurchase program have been calculated based upon PPG's closing stock price on the last business day of the respective month. This repurchase program has no expiration date.

(2)
On April 16, 2015, the PPG Board of Directors approved a 2-for-1 split of the Company's common stock for all shareholders. The record date for the split was the close of business on May 11, 2015 and the additional shares were distributed on June 12, 2015. All figures in this table have been adjusted as though the stock split occurred on April 1, 2015.

Item 6. Exhibits
See the Index to Exhibits on Page 42.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PPG INDUSTRIES, INC.
(Registrant)

Date:	July 27, 2015	By:	/s/ Frank S. Sklarsky
Frank S. Sklarsky Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Index to Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q.

†12	Computation of Ratio of Earnings to Fixed Charges for the Six Months Ended June 30, 2015 and for the Five Years Ended December 31, 2014.
†31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

† Filed herewith.
* Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income for the three and six months ended June 30, 2015 and 2014, (ii) the Condensed Consolidated Balance Sheet at June 30, 2015 and December 31, 2014, (iii) the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2015 and 2014, and (iv) Notes to Condensed Consolidated Financial Statements for the three and six months ended June 30, 2015.