Form 10-Q
period 2015-09-30
PPG INDUSTRIES INC
filed 2015-10-26
CIK 79879

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________________
FORM 10-Q
 ––––––––––––––––––––––––––––––––––––––––
QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended September 30, 2015
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of September 30, 2015, 269,269,200 shares of the Registrant’s common stock, par value $1.66-2/3 per share, were outstanding.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Income (Unaudited)
($ in millions, except per share amounts)

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Net sales	$3,872	$3,935	$11,634	$11,653
Cost of sales, exclusive of depreciation and amortization	2,150	2,229	6,498	6,626
Selling, general and administrative	890	941	2,757	2,826
Depreciation	92	87	271	260
Amortization	33	32	99	93
Research and development, net	119	120	361	366
Interest expense	31	47	94	142
Interest income	(10)	(13)	(31)	(38)
Business restructuring	—	—	140	—
Asbestos settlement, net	3	3	9	9
Other charges	23	150	82	190
Other income	(40)	(160)	(109)	(216)
Income from continuing operations before income taxes	581	499	1,463	1,395
Income tax expense	142	116	356	330
Income from continuing operations	439	383	1,107	1,065
(Loss) Income from discontinued operations, net of tax	—	(6)	1	1,005
Net income attributable to the controlling and noncontrolling interests	439	377	1,108	2,070
Less: Net income attributable to noncontrolling interests	(6)	(6)	(16)	(51)
Net income (attributable to PPG)	$433	$371	$1,092	$2,019
Amounts attributable to PPG:
Income from continuing operations, net of tax	$433	$377	$1,091	$1,047
(Loss) Income from discontinued operations, net of tax	—	(6)	1	972
Net income (attributable to PPG)	$433	$371	$1,092	$2,019

Earnings per common share:
Income from continuing operations, net of tax	$1.60	$1.36	$4.00	$3.79
(Loss) Income from discontinued operations, net of tax	—	(0.02)	0.01	3.52
Net income (attributable to PPG)	$1.60	$1.34	$4.01	$7.31
Earnings per common share – assuming dilution:
Income from continuing operations, net of tax	$1.59	$1.35	$3.97	$3.74
(Loss) Income from discontinued operations, net of tax	—	(0.02)	0.01	3.47
Net income (attributable to PPG)	$1.59	$1.33	$3.98	$7.21

Dividends per common share	$0.36	$0.34	$1.05	$0.98
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Comprehensive Income (Unaudited)
($ in millions)

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Net income attributable to the controlling and noncontrolling interests	$439	$377	$1,108	$2,070
Other comprehensive (loss) income, net of tax:
Defined benefit pension and other postretirement benefits	35	16	109	41
Unrealized foreign currency translation adjustments	(300)	(294)	(599)	(236)
Derivative financial instruments, net	2	6	6	6
Other comprehensive loss, net of tax	(263)	(272)	(484)	(189)
Total comprehensive income	$176	$105	$624	$1,881
Less: amounts attributable to noncontrolling interests:
Net income	(6)	(6)	(16)	(51)
Unrealized foreign currency translation adjustments	3	6	8	2
Comprehensive income attributable to PPG	$173	$105	$616	$1,832
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheet (Unaudited)
($ in millions)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$1,015	$686
Short-term investments	399	497
Receivables (less allowance for doubtful accounts of $55 and $87)	3,062	2,815
Inventories	1,841	1,825
Deferred income taxes	386	406
Other	589	621
Total current assets	7,292	6,850
Property, plant and equipment (net of accumulated depreciation of $4,433 and $4,378)	2,919	3,092
Goodwill	3,643	3,801
Identifiable intangible assets, net	2,224	2,411
Deferred income taxes	374	505
Investments	453	443
Other assets	669	481
Total	$17,574	$17,583
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$3,611	$3,548
Asbestos settlement	765	821
Restructuring reserves	92	26
Short-term debt and current portion of long-term debt	302	481
Total current liabilities	4,770	4,876
Long-term debt	4,250	3,544
Accrued pensions	664	995
Other postretirement benefits	1,114	1,132
Asbestos settlement	248	259
Deferred income taxes	506	702
Other liabilities	826	810
Total liabilities	12,378	12,318
Commitments and contingent liabilities (Note 15)
Shareholders’ equity:
Common stock	969	484
Additional paid-in capital	624	1,028
Retained earnings	15,302	14,498
Treasury stock, at cost	(9,192)	(8,714)
Accumulated other comprehensive loss	(2,592)	(2,116)
Total PPG shareholders’ equity	5,111	5,180
Noncontrolling interests	85	85
Total shareholders’ equity	5,196	5,265
Total	$17,574	$17,583
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows (Unaudited)
($ in millions)

	Nine Months Ended September 30
	2015	2014
Operating activities:
Net income attributable to controlling and noncontrolling interests	$1,108	$2,070
Less: Income from discontinued operations	(1)	(1,005)
Income from continuing operations	1,107	1,065
Adjustments to reconcile net income to cash from operations:
Depreciation and amortization	370	353
Pension expense	77	49
Stock-based compensation expense	43	53
Business restructuring	140	—
Environmental remediation charge	—	138
Equity affiliate earnings, net of distributions received	(20)	(55)
Deferred income taxes	(42)	(59)
Cash contributions to pension plans	(286)	(12)
Restructuring cash spending	(31)	(41)
Change in certain asset and liability accounts:
Receivables	(419)	(416)
Inventories	(80)	(205)
Other current assets	(96)	(86)
Accounts payable and accrued liabilities	149	433
Taxes and interest payable	150	107
Noncurrent assets and liabilities, net	(61)	(120)
Other	(15)	40
Cash from operating activities - continuing operations	986	1,244
Cash used for operating activities - discontinued operations	—	(207)
Cash from operating activities	986	1,037
Investing activities:
Capital expenditures	(266)	(358)
Business acquisitions, net of cash balances acquired	(248)	(114)
Proceeds from the disposition of PPG's interest in the Transitions Optical joint venture and sunlens business	47	1,625
Proceeds from the sale of assets	—	56
Purchase of short-term investments	(97)	(936)
Proceeds from maturity of short-term investments	171	960
Payments on cross currency swap contracts	(34)	(45)
Proceeds from cross currency swap and foreign currency contracts	37	37
Other	39	(4)
Cash (used for) / from investing activities - continuing operations	(351)	1,221
Cash used for investing activities - discontinued operations	—	(1)
Cash (used for) / from investing activities	(351)	1,220
Financing activities:
Net change in borrowing with maturities of three months or less	(18)	(14)
Net payments on commercial paper and short-term debt	(392)	—
Proceeds from the issuance of debt	1,242	—
Repayment of long-term debt	(339)	(39)
Purchase of treasury stock	(501)	(450)
Issuance of treasury stock	51	52
Dividends paid on PPG common stock	(287)	(269)
Acquisition of noncontrolling interest	—	(39)
Other	(24)	(17)
Cash used for financing activities - continuing operations	(268)	(776)
Cash used for financing activities - discontinued operations	—	(40)
Cash used for financing activities	(268)	(816)
Effect of currency exchange rate changes on cash and cash equivalents	(38)	(89)
Net increase in cash and cash equivalents	329	1,352
Cash and cash equivalents, beginning of period	686	1,116
Cash and cash equivalents, end of period	$1,015	$2,468

Supplemental disclosures of cash flow information:
Interest paid, net of amount capitalized	$78	$160
Taxes paid, net of refunds	$291	$504
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation
The condensed consolidated financial statements included herein are unaudited and have been prepared following the requirements of the Securities and Exchange Commission and accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim reporting. Under these rules, certain footnotes and other financial information that are normally required for annual financial statements can be condensed or omitted. These statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position of PPG Industries, Inc. and its subsidiaries (the "Company" or "PPG") as of September 30, 2015, and the results of their operations for the three and nine months ended September 30, 2015 and 2014 and their cash flows for the nine months then ended. All intercompany balances and transactions have been eliminated. Material subsequent events are evaluated through the report issuance date and disclosed where applicable. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in PPG’s Annual Report on Form 10-K for the year ended December 31, 2014.
Revenues, expenses, assets and liabilities can vary during each quarter of the year. Accordingly, the results of operations for the three and nine months ended September 30, 2015 and the trends in these unaudited condensed consolidated financial statements may not necessarily be indicative of the results to be expected for the full year.
On April 16, 2015, the PPG Board of Directors approved a 2-for-1 split of the company's common stock. PPG common stock began trading on a split-adjusted basis on June 15, 2015. Historical per share and share data (except for shares on the balance sheet) in this Form 10-Q give retroactive effect to the stock split. These reclassifications had no impact on our previously reported net income, total assets, cash flows or shareholders' equity.
Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on our previously reported net income, total assets, cash flows or shareholders' equity.

2.	New Accounting Standards
In September 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments.” This ASU simplifies the treatment of adjustments to provisional amounts recognized in the period for items in a business combination for which the accounting is incomplete at the end of the reporting period. The amendments in this ASU are effective for fiscal years beginning after December 15, 2015 and for interim periods therein. PPG will apply the provisions of this ASU commencing January 1, 2016.
In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory.” This ASU simplifies the measurement of inventory by requiring certain inventory to be measured at the lower of cost or net realizable value. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016 and for interim periods therein. Adoption of this ASU will not have a material impact on PPG's consolidated financial position, results of operations and cash flows.
In April 2015, the FASB issued ASU No. 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” The new guidance requires the accounting for the cost of licenses to be recognized separately from the fees for computing services. The guidance is effective for annual periods beginning after December 15, 2015. The provisions of the guidance may be applied prospectively or retrospectively. PPG plans to adopt this guidance prospectively and adoption of this ASU is not expected to have a material impact on PPG's consolidated financial position, results of operations and cash flows.
In April 2015, the FASB issued ASU No. 2015-03, "Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." This ASU simplifies the presentation of debt issuance costs by requiring that such costs be presented in the balance sheet as a direct deduction from the carrying value of the associated debt instrument, consistent with debt discounts. The amendments in this ASU are effective for fiscal years beginning after December 15, 2015 and for interim periods therein. Adoption of this ASU will not have a material impact on PPG's consolidated financial position, results of operations and cash flows.
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
Acquisitions
Comex
In November 2014, PPG finalized the acquisition of Consorcio Comex, S.A. de C.V. (“Comex”), an architectural coatings company with headquarters in Mexico City, Mexico for $1.95 billion, net of cash acquired of $69 million. PPG also repaid $280 million of third-party debt assumed in the acquisition. Comex manufactures coatings and related products in Mexico and sells them in Mexico and Central America principally through approximately 3,900 stores that are independently owned and operated by more than 700 concessionaires. Comex also sells its products through regional retailers and wholesalers and directly to customers. As of the acquisition date, Comex had approximately 3,900 employees, eight manufacturing facilities and six distribution centers. The acquisition further expands PPG's global coatings business and adds a leading architectural coatings business in Mexico and Central America. Since the acquisition, the results of this acquired business have been principally included in the results of the architectural coatings - Americas and Asia Pacific business, within the Performance Coatings reportable segment. Comex's net sales were approximately $200 million and $630 million for the three and nine month periods ended September 30, 2015, respectively. Comex's income from continuing operations for both the three and nine months ended September 30, 2015 was a mid-teen percentage return on sales.
The purchase price related to the Comex acquisition was allocated based on information available at the acquisition date and is subject to customary post-closing adjustments. During the nine-months ended 2015, PPG obtained a valuation of property, plant and equipment acquired in the Comex acquisition which resulted in adjustments to property, plant and equipment, non-current deferred tax liabilities and goodwill. Over the nine month period ended September 30, 2015, PPG recorded remeasurement period adjustments, which have reduced goodwill by a net, aggregate amount of $13 million. These preliminary remeasurement period adjustments are not considered material individually or in the aggregate, therefore, prior periods have not been revised. Certain other preliminary purchase price allocation estimates will be finalized in the fourth quarter of 2015. The following table summarizes the estimated fair value of assets acquired and liabilities assumed as reflected in the preliminary purchase price allocation for Comex.

($ in millions)
Current assets	$366
Property, plant, and equipment	230
Trademarks with indefinite lives	1,022
Identifiable intangible assets with finite lives	281
Goodwill	1,073
Other non-current assets	30
Total assets	$3,002
Current liabilities	(321)
Non-current deferred tax liabilities	(407)
Long-term debt	(280)
Accrued pensions	(20)
Other long-term liabilities	(24)
Total liabilities	$(1,052)
Total purchase price, net of cash acquired	$1,950
The identifiable intangible assets with finite lives in the table above, which consist primarily of customer relationships and acquired technology, are subject to amortization over a weighted average period of 24 years. See Note 5, "Goodwill and Other Identifiable Intangible Assets" for further details regarding PPG's intangible assets.

The following information reflects the net sales of PPG for the period ended September 30, 2014 on a pro forma basis as if the transaction for the Comex acquisition had been completed on January 1, 2014.

Condensed Consolidated Pro Forma information (unaudited)
	Three Months Ended September 30	Nine Months Ended September 30
($ in millions)	2014	2014
Net sales	$4,138	$12,227
The pro forma impact on PPG's results of operations, including the pro forma effect of events that are directly attributable to the acquisition, was not significant to the consolidated results for the three or nine months ended September 30, 2014. While calculating this impact, no cost savings or operating synergies that may result from the acquisition were included.
Other Acquisitions
Acquisition spending during the nine months ended September 30, 2015 totaled $274 million, net of $130 million of cash acquired and other post-closing adjustments.
On October 1, 2015, PPG acquired a majority interest in the automotive and aerospace sealants and adhesives business of Le Joint Français SNC (“LJF”), a France-based specialty sealants and adhesives manufacturer serving the aerospace, automotive and insulating glass industries. This acquisition brings new approvals and technology variants to PPG that will support geographic expansion and aid growth in existing PPG markets. LJF has been a long-time licensee of PPG Aerospace sealant technology. PPG will report the sales and income from operations for LJF as part of the aerospace coatings business in the Performance Coatings segment.
On September 1, 2015, PPG completed the acquisition of I.V.C. Industrial Coatings, Inc. ("IVC"), a U.S.-based specialty powder and liquid coatings company. IVC's industry-leading coatings are used on a wide variety of products such as metal office furniture, material handling and storage products, automotive parts, motorcycles, industrial containers, small appliances and electronics such as printers, servers and audio-visual equipment. The addition of IVC's high-quality products and industry expertise will further enhance PPG's ability to deliver a robust portfolio of industry-leading industrial coatings solutions. PPG reports the sales and income from operations for IVC as part of the industrial coatings business in the Industrial Coatings segment.
On July 1, 2015, PPG acquired Cuming Microwave Corporation based in Avon, Massachusetts, and its wholly-owned subsidiary Cuming-Lehman Chambers, Inc., based in Chambersburg, Pennsylvania. The acquisition enhances PPG’s portfolio of aerospace coatings with specialty coatings and materials that absorb microwaves and radio waves such as radar. The products are used for military aircraft and also have applications in electronics, telecommunications, medical and automotive end-uses. PPG reports the sales and income from operations for Cuming Microwave Corporation as part of the aerospace business in the Performance Coatings segment.
On June 2, 2015, PPG acquired Consorcio Latinoamericano, which operates a network of 57 paint stores in Central America. With this acquisition, PPG will operate 87 company-owned stores across Belize, El Salvador, Guatemala, Honduras, Costa Rica, Nicaragua and Panama. PPG has branded stores in Panama with the Glidden brand, which is well recognized in the region, and plans to offer products from its protective and marine coatings business in stores throughout Central America. Consorcio Latinoamericano operated as a concessionaire network for PPG-Comex, the Company’s architectural paint and coatings business in Mexico and Central America. PPG reports the sales and income from operations for Consorcio Latinamericano as part of the architectural coatings - Americas and Asia Pacific business in the Performance Coatings segment.
On April 1, 2015, PPG completed the acquisition of Revocoat from the Axson Group. Revocoat, headquartered in France, is a world leader in automotive adhesives and sealants and offers a range of automotive assembly products such as complementary epoxy-based products, polyurethanes and water-based emulsions. Revocoat employs more than 500 people and operates eight manufacturing facilities and one research and development center. PPG reports the sales and income from operations for Revocoat as part of the automotive OEM business in the Industrial Coatings segment.
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
Essilor has also entered into multi-year agreements with PPG for the continued supply of photochromic materials and for research and development services for a period of 5 years, subject to renewal. PPG considered the significance of the revenues associated with the agreements compared to total operating revenues of the disposed businesses and determined that they were not significant. The revenues for these contracts are included in the results from continuing operations.
Net sales and earnings from discontinued operations related to the Transitions Optical and sunlens transaction are presented in the table below for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2015	2014	2015	2014
Net sales	$—	$—	$—	$247
Income from operations	$—	$—	$—	$104
Net gain from divestiture of PPG's interest in the Transitions Optical joint venture and sunlens business	—	—	—	1,468
Income tax expense	—	(6)	1	(567)
(Loss)/Income from discontinued operations, net of tax	—	(6)	1	1,005
Less: Net income attributable to non-controlling interests, discontinued operations	—	—	—	(33)
Net (loss) income from discontinued operations (attributable to PPG)	$—	$(6)	$1	$972

4.	Inventories
Inventories include:

($ in millions)	September 30, 2015	December 31, 2014
Finished products	$1,182	$1,169
Work in process	165	157
Raw materials	441	439
Supplies	53	60
Total	$1,841	$1,825
Most U.S. inventories are valued using the last-in, first-out method. These inventories represented approximately 39% and 40% of total inventories at September 30, 2015 and December 31, 2014, respectively. If the first-in, first-out method of inventory valuation had been used, inventories would have been $171 million and $182 million higher as of September 30, 2015 and December 31, 2014, respectively.

5.	Goodwill and Other Identifiable Intangible Assets
The change in the carrying amount of goodwill attributable to each reportable segment for the nine months ended September 30, 2015 was as follows:

($ in millions)	Performance Coatings	Industrial Coatings	Glass	Total
Balance, December 31, 2014	$3,267	$486	$48	$3,801
Acquisitions	15	111	—	126
Currency	(254)	(27)	(3)	(284)
Balance, September 30, 2015	$3,028	$570	$45	$3,643
The carrying amount of acquired trademarks with indefinite lives as of September 30, 2015 and December 31, 2014 totaled $1.3 billion and $1.4 billion, respectively.
The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and are detailed below:

	September 30, 2015			December 31, 2014
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Acquired technology	$562	$(413)	$149	$560	$(394)	$166
Customer-related intangibles	1,284	(567)	717	1,302	(570)	732
Trade names	132	(60)	72	134	(60)	74
Other	40	(24)	16	42	(24)	18
Balance	$2,018	$(1,064)	$954	$2,038	$(1,048)	$990
Aggregate amortization expense related to these identifiable intangible assets for the three and nine months ended September 30, 2015 was $33 million and $99 million, respectively, and for the three and nine months ended September 30, 2014 was $32 million and $93 million, respectively.
As of September 30, 2015, estimated future amortization expense of identifiable intangible assets is as follows:

($ in millions)	Remaining three months of 2015	2016	2017	2018	2019	2020
Estimated future amortization expense	$34	$120	$115	$110	$95	$90

6.	Business Restructuring
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
The following table summarizes the 2015 restructuring charge and the reserve activity through the quarter ended September 30, 2015:

($ in millions, except for employees impacted)	Severance and Other Costs	Asset Write-offs	Total Reserve	Employees Impacted
Performance Coatings	$71	$6	$77	1,259
Industrial Coatings	42	13	55	534
Glass	4	—	4	33
Corporate	4	—	4	27
Total second quarter 2015 restructuring charge	$121	$19	$140	1,853
Activity to date	(19)	(19)	(38)	(810)
Foreign currency impact	—	—	—	—
Balance as of September 30, 2015	$102	$—	$102	1,043

7.	Borrowings
In June 2015, PPG's €300 million notes matured, and PPG paid $336 million to settle these obligations.
In March 2015, PPG completed a public offering of €600 million of 0.875% Notes due 2022 and €600 million of 1.400% Notes due 2027 (together, the "Notes”), or €1.2 billion ($1.26 billion) in aggregate principal amount.  These Notes were issued pursuant to PPG’s existing shelf registration statement and pursuant to an indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, as supplemented (the "Indenture"). The Indenture governing these notes contains covenants that limit the Company’s ability to, among other things, incur certain liens securing indebtedness, engage in certain sale-leaseback transactions, and enter into certain consolidations, mergers, conveyances, transfers or leases of all or substantially all the Company’s assets. The terms of these Notes also require the Company to make an offer to repurchase Notes upon a Change of Control Triggering Event (as defined in the Indenture) at a price equal to 101% of their principal amount plus accrued and unpaid interest. The Company may issue additional debt from time to time pursuant to the Indenture.
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
The following table presents the effect of dilutive securities on the weighted average common shares outstanding included in the calculation of earnings per common share for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30		Nine Months Ended September 30
(number of shares in millions)	2015	2014	2015	2014
Weighted average common shares outstanding	271.1	276.4	272.2	277.4
Effect of dilutive securities:
Stock options	0.9	1.4	1.0	1.4
Other stock compensation plans	1.1	1.6	1.2	1.4
Potentially dilutive common shares	2.0	3.0	2.2	2.8
Adjusted weighted average common shares outstanding	273.1	279.4	274.4	280.2
Excluded from the computation of diluted earnings per share due to their antidilutive effect were 0.6 million outstanding stock options for the three and nine month periods ended September 30, 2015. There were no antidilutive outstanding stock options for the three and nine month periods ended September 30, 2014.
9.    Income Taxes
The following table presents the effective tax rate on pretax income from continuing operations for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30
	2015	2014
Effective tax rate	24.3%	23.7%
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
The net periodic pension and other post-retirement benefit costs for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Pensions
	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2015	2014	2015	2014
Service cost	$14	$11	$44	$38
Interest cost	49	54	152	172
Expected return on plan assets	(76)	(76)	(215)	(224)
Amortization of actuarial losses	34	18	89	58
Amortization of prior service credit	(1)	(1)	(2)	(2)
Settlement losses	7	2	7	7
Curtailments and special termination benefits	1	—	2	—
Net periodic pension benefit cost	$28	$8	$77	$49

	Other Postretirement Benefits
	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2015	2014	2015	2014
Service cost	$4	$3	$14	$12
Interest cost	11	10	35	35
Amortization of actuarial losses	7	1	23	8
Amortization of prior service credit	(2)	(2)	(7)	(7)
Net periodic other postretirement benefit cost	$20	$12	$65	$48
PPG is not required to make any mandatory contributions to its U.S. defined benefit pension plans in 2015. PPG made pretax, voluntary contributions in the nine months ended September 30, 2015 to its U.S. and non-U.S. pension plans totaling $250 million and $21 million, respectively. PPG made mandatory contributions to its non-U.S. pension plans totaling $15 million for the nine months-ended September 30, 2015 and expects to make additional mandatory contributions to these plans in the range of $3 million to $8 million in the fourth quarter of 2015. PPG expects its net periodic pension and other post-retirement benefit cost, excluding settlement losses, for 2015 will be approximately $170 million, with pension and other post-retirement benefit cost each representing approximately $85 million.
Retained Liabilities and Legacy Settlement Charges
PPG has retained certain liabilities for pension and post-retirement benefits earned for service up to the date of sale of its former automotive glass and service business for employees who were active as of the divestiture date and for individuals who were retirees of the business as of the divestiture date. There have been multiple PPG facilities closures in Canada related to the former automotive glass and services business as well as other PPG businesses. These various plant closures have resulted in partial and full windups, and related settlement charges, of pension plans for various hourly and salary employees employed by these locations. The charges are recorded for the individual plans when a particular windup is approved by the Canadian pension authorities and the Company has made all contributions to the individual plan. The Company recorded settlement charges of $7 million and $2 million in in the third quarter of 2015 and 2014, respectively. Additional windup charges of $50 million to $65 million will be taken in 2016 related to these plant closures. Cash contributions related to these windups are expected to be in the range of $10 million to $20 million in 2016.

11.	Shareholders’ Equity
The following tables present the change in total shareholders’ equity for the nine months ended September 30, 2015 and 2014, respectively:

($ in millions)	Total PPG Shareholders’ Equity	Non- controlling Interests	Total
Balance, January 1, 2015	$5,180	$85	$5,265
Net income	1,092	16	1,108
Other comprehensive income, net of tax	(476)	(8)	(484)
Cash dividends	(287)	—	(287)
Issuance of treasury stock	69	—	69
Stock repurchase program	(501)	—	(501)
Stock-based compensation activity	34	—	34
Dividends paid on subsidiary common stock to noncontrolling interests	—	(3)	(3)
Other	—	(5)	(5)
Balance, September 30, 2015	$5,111	$85	$5,196

($ in millions)	Total PPG Shareholders’ Equity	Non- controlling Interests	Total
Balance, January 1, 2014	$4,932	$266	$5,198
Net income	2,019	51	2,070
Other comprehensive income, net of tax	(187)	(2)	(189)
Cash dividends	(269)	—	(269)
Issuance of treasury stock	64	—	64
Stock repurchase program	(450)	—	(450)
Stock-based compensation activity	40	—	40
Reduction in noncontrolling interests (Note 3)	(28)	(183)	(211)
Distribution to noncontrolling interests	—	(48)	(48)
Balance, September 30, 2014	$6,121	$84	$6,205

12.	Accumulated Other Comprehensive Loss

($ in millions)	Unrealized Foreign Currency Translation Adjustments			Pension and Other Postretirement Benefit Adjustments, net of tax			Unrealized Gain (Loss) on Derivatives, net of tax			Accumulated Other Comprehensive (Loss) Income
Balance, January 1, 2014			$(38)			$(1,157)			$(65)		$(1,260)
Current year deferrals to AOCI	(367)	(a)		—			—			(367)
Current year deferrals to AOCI, tax effected	133	(b)		5	(c)		15	(d)		153
Reclassifications from AOCI to net income	—			36	(c)		(9)	(d)		27
Net change			$(234)			$41			$6		$(187)
Balance, September 30, 2014			$(272)			$(1,116)			$(59)		$(1,447)

Balance, January 1, 2015			$(628)			$(1,492)			$4		$(2,116)
Current year deferrals to AOCI	(679)	(a)		—			—			(679)
Current year deferrals to AOCI, tax effected	88	(b)		40	(c)		(36)	(d)		92
Reclassifications from AOCI to net income	—			69	(c)		42	(d)		111
Net change			$(591)			$109			$6		$(476)
Balance, September 30, 2015			$(1,219)			$(1,383)			$10		$(2,592)
(a) - Unrealized foreign currency translation adjustments related to the translation of foreign denominated balance sheet account balances are not presented net of tax given that no deferred U.S. income taxes have been provided on the undistributed earnings of non-U.S. subsidiaries because they are deemed to be reinvested for an indefinite period of time.
(b) - The tax cost (benefit) related to unrealized foreign currency translation adjustments on tax inter-branch transactions and net investment hedges for the nine months ended September 30, 2015 and 2014 was $23 million and ($15) million, respectively. In 2015, the balance also includes a remeasurement of the tax cost on certain foreign proceeds which have not been permanently reinvested.
(c) - The tax cost related to the adjustment for pension and other postretirement benefits for the nine months ended September 30, 2015 and 2014 was $50 million and $20 million, respectively. Reclassifications from AOCI are included in the computation of net periodic pension and other post-retirement benefit costs (See Note 10, "Pensions and Other Postretirement Benefits").
(d) - The tax cost related to the change in the unrealized gain on derivatives for the period ended September 30, 2015 was $2 million. Reclassifications from AOCI are included in the gain or loss recognized on cash flow hedges (See Note 13, "Financial Instruments, Hedging Activities and Fair Value Measurements").

13.	Financial Instruments, Hedging Activities and Fair Value Measurements
Financial instruments include cash and cash equivalents, short-term investments, cash held in escrow, marketable equity securities, accounts receivable, company-owned life insurance, accounts payable, short-term and long-term debt instruments, and derivatives. The fair values of these financial instruments approximated their carrying values at September 30, 2015 and December 31, 2014, in the aggregate, except for long-term debt instruments.
Hedging Activities
The Company has exposure to market risk from changes in foreign currency exchange rates, PPG's stock price and interest rates. As a result, financial instruments, including derivatives, may be used to hedge these underlying economic exposures. Certain of these instruments qualify as cash flow, fair value and net investment hedges upon meeting the requisite criteria, including effectiveness of offsetting hedged or underlying exposures. Changes in the fair value of derivatives that do not qualify for hedge accounting are recognized in income from continuing operations in the period incurred.
PPG’s policies do not permit speculative use of derivative financial instruments. PPG enters into derivative financial instruments with high credit quality counterparties and diversifies its positions among such counterparties in order to reduce its exposure to credit losses. The Company did not realize a credit loss on derivatives during the three and nine month periods ended September 30, 2015 and 2014.
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

Fair Value Hedges
PPG designates certain foreign currency forward contracts as hedges against the Company’s exposure to future changes in fair value of certain firm sales commitments denominated in foreign currencies. As of September 30, 2015 and 2014, the fair value of these contracts was insignificant.
Interest rate swaps have been used from time to time to manage the Company's exposure to changing interest rates. When outstanding, the interest rate swaps were designated as fair value hedges of certain outstanding debt obligations of the Company and were recorded at fair value. There were no interest rate swaps outstanding as of September 30, 2015 and December 31, 2014. However, in prior years, PPG settled interest rate swaps and received cash. The fair value adjustment of the debt at the time the interest rate swaps were settled is still being amortized as a reduction to interest expense over the remaining term of the related debt.
PPG has entered into renewable equity forward arrangements to hedge the impact to PPG's income from continuing operations for changes in the fair value of 1,388,889 shares of PPG stock (before giving effect to the 2-for-1 stock split as discussed in Note 1, "Basis of Presentation") that are to be contributed to the asbestos settlement trust as discussed in Note 15, “Commitments and Contingent Liabilities.” This financial instrument is recorded at fair value as an asset or liability and changes in the fair value of this financial instrument are reflected in the “Asbestos settlement – net” caption of the accompanying condensed consolidated statement of income. The total principal amount payable for these shares is $62 million. PPG will pay to the counterparty interest based on the principal amount and the counterparty will pay to PPG an amount equal to the dividends paid on these shares during the period this financial instrument is outstanding. The difference between the principal amount and any amounts related to unpaid interest or dividends and the current market price for these shares, adjusted for credit risk, represents the fair value of the financial instrument as well as the amount that PPG would pay or receive if the counterparty chose to net settle the financial instrument. Alternatively, the bank may, at its option, require PPG to purchase the shares covered by the arrangement at the principal amount adjusted for unpaid interest and dividends as of the date of settlement. As of September 30, 2015 and December 31, 2014, the fair value of this contract was an asset of $192 million and $268 million, respectively.
Cash Flow Hedges
PPG designates certain foreign currency forward contracts as cash flow hedges of the Company’s exposure to variability in exchange rates on intercompany and third party transactions denominated in foreign currencies. As of September 30, 2015 and December 31, 2014, the fair value of all foreign currency forward contracts designated as cash flow hedges was a net asset of $45 million and $46 million, respectively.
Net Investment Hedges
PPG uses cross currency swaps, foreign currency forward contracts and Euro-denominated debt to hedge a portion of its net investment in its European operations. As of September 30, 2015, U.S. dollar to Euro cross currency swap contracts with a total notional amount of $560 million were outstanding and are scheduled to expire in March 2018. On settlement of the outstanding contracts, PPG will receive $560 million U.S. dollars and pay Euros to the counterparties. During the term of these contracts, PPG will receive semiannual payments in March and September of each year based on a U.S. dollar, long-term interest rate fixed as of the contract inception date, and PPG will make annual payments in March of each year to the counterparties based on a Euro, long-term interest rate fixed as of the contract inception date. As of September 30, 2015 and December 31, 2014, the fair value of these contracts was a net asset of $29 million and a net liability of $32 million, respectively.
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
At September 30, 2015 and December 31, 2014, PPG had designated €1.9 billion and €1 billion, respectively, of Euro-denominated borrowings as hedges of a portion of its net investment in the Company's European operations. The carrying value of these instruments at September 30, 2015 and December 31, 2014 was $2.1 billion and $1.2 billion, respectively.

Gains/Losses Deferred in AOCI
As of September 30, 2015 and December 31, 2014, the Company had accumulated pretax unrealized translation gains in AOCI related to the Euro-denominated borrowings, foreign currency forward contracts and the cross currency swaps of $280 million and $169 million, respectively.
The following table summarizes the location and amount of gains (losses) related to derivative financial instruments for the nine months ended September 30, 2015. All dollar amounts are shown on a pretax basis.

($ in millions)	September 30, 2015
Hedge Type	Gain Deferred in OCI	Gain (Loss) Recognized
		Amount	Caption
Fair Value
Equity forward arrangements	Not applicable	(76)	Asbestos - net
Total Fair Value		$(76)
Cash Flow
Foreign currency forward contracts (a)	$59	$53	Other charges
Total Cash Flow	$59	$53
Net Investment
Cross currency swaps	$64
Foreign currency forward contracts	19
Foreign denominated debt	28
Total Net Investment	$111
Economic
Foreign currency forward contracts		$19	Other charges
(a) The ineffective portion related to this item was $5 million of expense.

The following table summarizes the location and amount of gains (losses) related to derivative financial instruments for the nine months ended September 30, 2014. All amounts are shown on a pretax basis:

($ in millions)	September 30, 2014
Hedge Type	Gain (Loss) Deferred in OCI	Gain (Loss) Recognized
		Amount	Caption
Fair Value
Interest rate swaps	Not applicable	$6	Interest expense
Foreign currency forward contracts	Not applicable	1	Net Sales
Equity forward arrangements	Not applicable	11	Asbestos - net
Total Fair Value		$18
Cash Flow
Forward starting swaps	$—	$(9)	Interest expense
Foreign currency forward contracts (a)	23	24	Other charges
Total Cash Flow	$23	$15
Net Investment
Cross currency swaps	$47	$—	Other charges
Foreign currency forward contracts	45	—	Other charges
Foreign denominated debt	33	Not applicable
Total Net Investment	$125	$—
(a) The ineffective portion related to this item was $5 million of expense.
Fair Value Measurements
The Company follows a fair value measurement hierarchy to measure its assets and liabilities. As of September 30, 2015 and December 31, 2014, the assets and liabilities measured at fair value on a recurring basis were cash equivalents, equity securities and derivatives. In addition, the Company measures its pension plan assets at fair value (see Item 8. Financial Statements and Supplementary Data - Note 12, "Employee Benefit Plans" in the Company's 2014 Annual Report on Form 10-K for further details). The Company's financial assets and liabilities are measured using inputs from the following three levels:
Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets and liabilities that the Company has the ability to access at the measurement date. Level 1 inputs are considered to be the most reliable evidence of fair value as they are based on unadjusted quoted market prices from various financial information service providers and securities exchanges.
Level 2 inputs are directly or indirectly observable prices that are not quoted on active exchanges, which include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means. The fair values of the derivative instruments reflect the instruments' contractual terms, including the period to maturity, and uses observable market-based inputs, including forward curves.
Level 3 inputs are unobservable inputs employed for measuring the fair value of assets or liabilities. The Company does not have any recurring financial assets or liabilities that are recorded in its consolidated balance sheets as of September 30, 2015 and December 31, 2014 that are classified as Level 3 inputs.

Assets and liabilities reported at fair value on a recurring basis:

	September 30, 2015
($ in millions)	Level 1	Level 2	Level 3
Assets:
Other current assets:
Marketable equity securities	$5	$—	$—
Foreign currency forward contracts	—	45	—
Equity forward arrangement	—	192	—
Investments:
Marketable equity securities	72	—	—
Other Assets:
Cross currency swaps	—	29	—
Liabilities:
Accounts payable and accrued liabilities:
Foreign currency forward contracts	—	2	—

	December 31, 2014
($ in millions)	Level 1	Level 2	Level 3
Assets:
Other current assets:
Marketable equity securities	$5	$—	$—
Foreign currency forward contracts	—	52	—
Equity forward arrangement	—	268	—
Investments:
Marketable equity securities	74	—	—
Other assets:
Foreign currency forward contracts	—	16	—
Liabilities:
Accounts payable and accrued liabilities:
Foreign currency forward contracts	—	23	—
Other liabilities:
Cross currency swaps	—	32	—
Long-Term Debt
PPG's long-term debt (excluding capital lease obligations of $29 million and short term borrowings of $42 million) had carrying and fair values totaling $4,481 million and $4,588 million, respectively, as of September 30, 2015. Long-term debt (excluding capital lease obligations of $33 million and short term borrowings of $115 million) had carrying and fair values totaling $3,877 million and $4,164 million, respectively, as of December 31, 2014. The fair values of the debt instruments were based on discounted cash flows and interest rates then currently available to the Company for instruments of the same remaining maturities and were measured using level 2 inputs.
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
The Company’s stock-based compensation includes stock options, restricted stock units (“RSUs”) and grants of contingent shares that are earned based on achieving targeted levels of total shareholder return. All current grants of stock options, RSUs and contingent shares are made under the PPG Industries, Inc. Amended and Restated Omnibus

Incentive Plan (the “PPG Amended Omnibus Plan”), which was amended and restated effective April 21, 2011. Shares available for future grants under the PPG Amended Omnibus Plan were 10 million as of September 30, 2015.
The following table presents stock-based compensation and the income tax benefit recognized during the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2015	2014	2015	2014
Total stock-based compensation	$3	$15	$43	$53
Income tax benefit recognized	1	5	15	18
The following are the details of grants of stock-based compensation during the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30
	2015		2014
Grant Details	Shares	Fair Value	Shares	Fair Value
Stock options	589,350	$26.94	725,442	$21.55
Restricted stock units	201,421	$113.75	256,092	$90.20
Contingent shares (a)	64,718	$117.91	77,518	$93.53
(a) The number of contingent shares represents the target value of the award.
Stock options are generally exercisable 36 months after being granted and have a maximum term of 10 years. Compensation expense for stock options is recorded over the vesting period based on the fair value on the date of grant. The fair value of the stock option grants issued in the nine months ended September 30, 2015 was calculated with the following weighted average assumptions:

Weighted average exercise price	$118.02
Risk-free interest rate	1.9%
Expected life of option in years	6.5
Expected dividend yield	2.7%
Expected volatility	29.2%
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
Terms of 2002 PPG Settlement Arrangement
PPG had no obligation to pay any amounts under the 2002 PPG Settlement Arrangement until 30 days after the second amended PC plan of reorganization was finally approved by an appropriate court order that was no longer subject to appellate review (the “Effective Date”). If the second amended PC plan of reorganization had been approved as proposed, PPG and certain of its insurers (along with PC) would have made payments on the Effective Date to the Trust, which would have provided the sole source of payment for all present and future asbestos bodily injury claims against PPG, its subsidiaries or PC alleged to be caused by the manufacture, distribution or sale of asbestos products by these companies. PPG would have conveyed the following assets to the Trust: (i) the stock it owns in PC and Pittsburgh Corning Europe, (ii) 1,388,889 shares of PPG’s common stock (before giving effect to the 2-for-1 stock split discussed in Note 1, "Basis of Presentation") and (iii) aggregate cash payments to the Trust of approximately $998 million, payable according to a fixed payment schedule over 21 years, beginning on June 30, 2003, or, if later, the Effective Date. PPG would have had the right, in its sole discretion, to prepay these cash payments to the Trust at any time at a discount rate of 5.5% per annum as of the prepayment date. In addition to the conveyance of these assets, PPG would have paid $30 million in legal fees and expenses on behalf of the Trust to recover proceeds from certain historical insurance assets, including policies issued by certain insurance carriers that were not participating in the settlement, the rights to which would have been assigned to the Trust by PPG.
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
On September 30, 2014, the District Court issued a memorandum opinion and order affirming the confirmation order. On October 28, 2014, the remaining insurance company objectors filed a Notice of Appeal with the U.S. Third Circuit Court of Appeals challenging the affirmance order. All briefs associated with this appeal have been filed. In addition to the appeal, the objecting insurers filed a motion with the District Court, which was opposed by PPG and the other plan proponents and plan supporters, that sought relief from the confirmation order based on alleged misconduct by members of the plaintiffs’ bar in the prosecution of certain asbestos claims in the tort system. On August 12, 2015, the District Court denied that motion. The objecting insurers filed a Notice of Appeal with the U.S. Third Circuit Court of Appeals challenging this decision as well. The U.S. Third Circuit Court of Appeals has consolidated both appeals. Briefing by the parties on the second appeal will occur through the fourth quarter of 2015. If the District Court opinions and orders are affirmed by the U.S. Third Circuit Court of Appeals, the remaining objectors subsequently could seek review by the U.S. Supreme Court.

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
In addition, similar to what was contemplated by the second amended PC plan of reorganization, the channeling injunction will not extend to claims against PPG alleging personal injury caused by asbestos on premises owned, leased or occupied by PPG (so called “premises claims”), which generally have been subject to the stay imposed by the Bankruptcy Court, although motions to lift the stay as to individual premises claims have been granted from time to time. Historically, a small proportion of the claims against PPG and its subsidiaries have been premises claims, and based upon review and analysis, PPG believes that the number of premises claims currently comprises less than 2% of the total asbestos related claims against PPG. Beginning in late 2006, the Bankruptcy Court lifted the stay with respect to certain premises claims against PPG. As a result, PPG and its primary insurers have settled approximately 580 premises claims. PPG’s insurers agreed to provide insurance coverage for a major portion of the payments made in connection with the settled claims, and PPG accrued the portion of the settlement amounts not covered by insurance. Primarily as a result of motions practice in the Bankruptcy Court with respect to the application of the stay to premises claims, PPG faces approximately 290 active premises claims. PPG is currently engaged in the process of settling or otherwise resolving approximately 80 of these claims. Of the remaining 210 active premises claims, approximately 115 such claims have been initiated in lawsuits filed in various state courts, primarily in Louisiana, West Virginia, Ohio, Illinois, and Pennsylvania, and are the subjects of active litigation and are being defended by PPG. PPG believes that any financial exposure resulting from such premises claims, taking into account available insurance coverage, will not have a material adverse effect on PPG’s consolidated financial position, liquidity or results of operations.
PPG’s Funding Obligations
PPG has no obligation to pay any amounts under the third amended PC plan of reorganization, as amended, until the Funding Effective Date. On the Funding Effective Date, PPG will relinquish any claim to its equity interest in PC, convey the stock it owns in Pittsburgh Corning Europe and transfer 1,388,889 shares of PPG’s common stock (before giving effect to the 2 for 1 stock split discussed in Note 1, "Basis of Presentation") or cash equal to the fair value of such shares as defined in the 2009 PPG Settlement Arrangement. PPG will make aggregate pretax cash payments to the Trust of approximately $825 million, payable according to a fixed payment schedule over a period ending in 2023. The first payment is due on the Funding Effective Date. PPG would have the right, in its sole discretion, to prepay these pretax cash payments to the Trust at any time at a discount rate of 5.5% per annum as of the prepayment date. PPG’s historical insurance carriers participating in the third amended PC plan of reorganization will also make cash payments to the Trust of approximately $1.7 billion between the Funding Effective Date and 2027. These payments could also be prepaid to the Trust at any time at a discount rate of 5.5% per annum as of the prepayment date. PPG will grant asbestos releases and indemnifications to all participating insurers, subject to amended coverage-in-place arrangements with certain insurers for remaining coverage of premises claims. PPG will grant certain participating insurers full policy releases on primary policies and full product liability releases on excess coverage policies. PPG will also grant certain other participating excess insurers credit against their product liability coverage limits.
PPG’s obligation under the 2009 PPG Settlement Arrangement at December 31, 2008 was $162 million less than the amount that would have been due under the 2002 PPG Settlement Arrangement. This reduction is attributable to a number of negotiated provisions in the 2009 PPG Settlement Arrangement, including the provisions relating to the channeling injunction under which PPG retains liability for any non-PC Relationship Claims. PPG will retain such amount as a reserve for asbestos-related claims that will not be channeled to the Trust, as this amount represents PPG’s best estimate of its liability for these claims. PPG does not have sufficient current claim information or settlement history on which to base a better estimate of this liability, in light of the fact that the Bankruptcy Court’s stay has been in effect since 2000. As a result, PPG’s reserve at September 30, 2015 and December 31, 2014 for asbestos-related claims that will not be channeled to the Trust is $162 million. This amount is included within "Other liabilities" on the accompanying consolidated balance sheets. In addition, under the 2009 PPG Settlement Arrangement, PPG will retain for its own account rights to recover proceeds from certain historical insurance assets, including policies issued by non-participating insurers. Rights to recover these proceeds would have been assigned to the Trust by PPG under the 2002 PPG Settlement Arrangement.
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
Of the total obligation of $1.0 billion under the 2009 PPG Settlement Arrangement at September 30, 2015, $765 million is reported as a current liability and $248 million is reported as a non-current liability in the accompanying condensed consolidated balance sheet. The future accretion of the noncurrent portion of the liability will total $71 million and will be reported as expense in the condensed consolidated statement of income over the period 2015 through 2023, as follows (in millions):

Remainder of 2015	$4
2016	14
2017 – 2023	53
Total	$71
The following table summarizes the impact on PPG’s financial statements for the three and nine months ended September 30, 2015 and 2014 resulting from the 2009 PPG Settlement Arrangement, including the change in fair value of the stock to be transferred to the Trust and the equity forward instrument (see Note 13, “Financial Instruments, Hedging Activities and Fair Value Measurements”) and the increase in the net present value of the future payments to be made to the Trust:

($ in millions)	Three Months Ended September 30		Nine Months Ended September 30
Increase (decrease) in expense	2015	2014	2015	2014
Change in fair value:
PPG stock	$(75)	$(18)	$(78)	$10
Equity forward instrument	75	18	76	(11)
Accretion of asbestos liability	3	3	11	10
Asbestos settlement – net expense	$3	$3	$9	$9

The fair value of the equity forward instrument is included as an "Other current asset" as of September 30, 2015 and December 31, 2014 in the accompanying condensed consolidated balance sheet. Payments under the fixed payment schedule require annual payments that are due each June. The current portion of the asbestos settlement liability included in the accompanying condensed consolidated balance sheet as of September 30, 2015 consists of all such payments required through June 2016, the fair value of PPG’s common stock and the value of PPG’s investment in Pittsburgh Corning Europe. The net present value of the remaining payments due is included in the long-term asbestos settlement liability in the accompanying condensed consolidated balance sheet as of September 30, 2015.
If the funding date was September 30, 2015, following the effective date of the third amended PC plan of reorganization, PPG would be obligated to make aggregate cash payments totaling $505 million and contribute the aggregate fair value of PPG stock and other obligations of, any claim to its equity interest in PC and the stock it owns in Pittsburgh Corning Europe totaling $259 million. Subject to the fixed payment schedule, PPG would be obligated to make further aggregate cash payments totaling $320 million between 2016 and 2023.
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
As of September 30, 2015 and December 31, 2014, PPG had reserves for environmental contingencies associated with PPG’s former chromium manufacturing plant in Jersey City, N.J. and associated sites (“New Jersey Chrome”) and for other environmental contingencies, including National Priority List sites and legacy glass and chemical manufacturing sites. These reserves are reported as "Accounts payable and accrued liabilities" and "Other liabilities" in the accompanying condensed consolidated balance sheet.

Environmental Reserves
($ in millions)	September 30, 2015	December 31, 2014
New Jersey Chrome	$148	$211
Other contingencies	104	106
Total	$252	$317
Current portion	$76	$141

Pretax charges against income for environmental remediation costs are included in "Other charges" in the accompanying condensed consolidated statement of income. The pretax charges and cash outlays related to such environmental remediation for the three and nine months-ended September 30, 2015 and 2014 were as follows:

Pretax charges against income for environmental remediation
	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2015	2014	2015	2014
Legacy glass, chemical and coatings sites	$3	$138	$9	$143
Total	$3	$138	$9	$143
Cash outlays for environmental spending	$18	$31	$84	$106
Remediation: New Jersey Chrome
Since 1990, PPG has remediated 47 of 61 residential and nonresidential sites under the 1990 Administrative Consent Order (“ACO”) with the New Jersey Department of Environmental Protection (“NJDEP”). The most significant of the 14 remaining sites is the former chromium manufacturing location in Jersey City, New Jersey. The principal contaminant of concern is hexavalent chromium. A settlement agreement among PPG, NJDEP and Jersey City (which had asserted claims against PPG for lost tax revenue) was reached in the form of a Judicial Consent Order (the “JCO”) that was entered by the court on June 26, 2009. PPG’s remedial obligations under the ACO were incorporated into the JCO. A new process was established for the review of PPG submitted technical reports for investigation and remedy selection for the 14 ACO sites and an additional six sites, which PPG accepted sole responsibility under the terms of a September 2011 agreement with NJDEP pursuant to the JCO. The JCO also provided for the appointment of a court-approved Site Administrator who was responsible for establishing a master schedule for the remediation of the 20 PPG sites which existed at that time. One site was subsequently removed from the JCO process during 2014 and will be remediated separately at a future date. A total of 19 sites remain subject to the JCO process. The JCO parties established a revised master schedule in 2014 based upon then current knowledge of site conditions and the experience gained since 2011, which was approved by the court, and extended the goal for cleanup of soils and sources of contamination to December 1, 2015. The NJDEP can seek stipulated civil penalties if PPG fails to complete soil and source remediation of JCO sites or perform certain other tasks under the master schedule unless litigation was undertaken to gain access to properties for remediation or by mutual consent of the JCO parties.
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
PPG has completed all remedial activities at four sites and has received "No Further Action" or equivalent determinations from the NJDEP on these sites. PPG has, or is in the process of, completing soil remedial activities at seven sites by December 1, 2015. Field activities associated with these seven sites are expected to be completed after 2015. Soil remedial and field activities for the remaining eight sites will extend beyond the end of 2015. The master schedule is undergoing additional revisions to recognize time required to gain access to various properties and to complete remedial actions. This revised schedule is expected to be entered and approved by the court during the fourth quarter of 2015.
PPG’s financial reserve for remediation of all New Jersey Chrome sites is $148 million at September 30, 2015. The major cost components of this liability continue to be related to transportation and disposal of impacted soil, as well as construction services. These components each account for approximately 32% and 30% of the accrued amount, respectively. Although the majority of PPG’s remedial responsibilities for source removal and soil remediation will be satisfied by the December 1, 2015 deadline under the JCO, there will be remedial activity continuing beyond 2015 at the eight JCO sites and the additional site that was removed from the JCO process. There are also 10 sewer sites for which responsibility is shared jointly between PPG and Honeywell International Inc. and two sites located within a former Exxon Mobil Corporation oil refinery. For the Garfield Avenue group, significant improvements in groundwater conditions have occurred as the result of the removal of the source of the contamination and the addition of chemically treated backfill. The declining contaminant trends that have been observed are expected to continue and ongoing groundwater monitoring will be utilized to develop a final groundwater remedial action work plan which is currently expected to be submitted to NJDEP in 2020. Groundwater remediation at the Garfield Avenue Group is expected to occur over several years after NJDEP's approval of the work plan. Groundwater at the remaining JCO sites or other sites for which PPG has some responsibility is not expected to be a significant issue. There are multiple, future events yet to occur, including further remedy selection and design, remedy implementation and execution and applicable governmental agency or community organization approvals. Considerable uncertainty exists regarding the timing of these future events for the New Jersey Chrome sites. Final resolution of these events is expected to occur over the next several years. As these events occur and to the extent that the cost estimates of the environmental remediation remedies change, the existing reserve for this environmental remediation matter will be adjusted.
Remediation: Other Sites
Among other sites at which PPG is managing environmental liabilities, remedial actions are occurring at a legacy chemical manufacturing site in Barberton, Ohio, where PPG has completed a Facility Investigation and Corrective Measure Study under USEPA’s Resource Conservation and Recovery Act Corrective Action Program. PPG has also been addressing the impacts from a legacy plate glass manufacturing site in Kokomo, Indiana under the Voluntary Remediation Program of the Indiana Department of Environmental Management. PPG is currently performing additional investigation activities at this location.
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
Other Matters
The Company had outstanding letters of credit and surety bonds of $166 million and guarantees of $23 million as of September 30, 2015. The Company does not believe any loss related to such guarantees is likely.

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
Reportable segment net sales and segment income for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2015	2014	2015	2014
Net sales:
Performance Coatings	$2,240	$2,257	$6,705	$6,607
Industrial Coatings	1,354	1,395	4,105	4,208
Glass	278	283	824	838
Total	$3,872	$3,935	$11,634	$11,653
Segment income:
Performance Coatings	$379	$345	$1,052	$966
Industrial Coatings	241	240	745	728
Glass	32	33	99	48
Total	652	618	1,896	1,742
Interest expense, net of interest income	(21)	(34)	(63)	(104)
Transaction-related costs (a)	(1)	(4)	(31)	(10)
Business restructuring	—	—	(140)	—
Legacy items (b)	(14)	(25)	(32)	(46)
Corporate	(35)	(56)	(167)	(187)
Income from continuing operations before income taxes	$581	$499	$1,463	$1,395

(a)
Transaction-related costs include advisory, legal, accounting, valuation and other professional or consulting fees incurred to effect significant acquisitions, as well as similar fees and other costs to effect disposals not classified as discontinued operations. These costs also include the flow-through cost of sales of the step up to fair value of inventory acquired in acquisitions.

(b)
Legacy items include current costs related to former operations of the Company, including pension and other postretirement benefit costs, certain charges for legal matters and environmental remediation costs, and certain charges which are considered to be unusual or nonrecurring, including the earnings impact of the proposed asbestos settlement. Legacy items also include equity earnings from PPG’s approximate 38% investment in the former automotive glass and services business.

The expense for the three and nine months ended September 30, 2015 also includes a pretax charge of $7 million for the settlement losses related to certain legacy Canadian glass pension plans.

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
See Note 3, "Acquisitions and Dispositions" in Item 1 - Financial Statements, for additional information relating to this transaction.
Performance in the Third Quarter of 2015 Compared to the Third Quarter of 2014
Performance Overview
Net sales decreased $63 million, or approximately 2% from the third quarter of 2014, to $3,872 million primarily due to unfavorable foreign currency translation (8%) and lower sales volume (1%), partly offset by sales from acquired businesses (7%). Acquired businesses added $256 million of sales in the third quarter of 2015, primarily due to sales of Consorcio Comex, S.A. de C.V. (“Comex”), which we acquired in the fourth quarter of 2014, supplemented by several other smaller acquisitions made in the last quarter of 2014 and the first nine months of 2015. Foreign currency translation negatively impacted sales by approximately $310 million (8%) and segment income by approximately $45 million (7%), as the U.S. dollar strengthened against most other currencies versus the prior year, including an appreciation of approximately 16% year-over-year versus the three month average Euro exchange rate.
Sales volumes declined less than 1% during the third quarter of 2015 compared to the third quarter of 2014 when sales volume growth was 3%. The volume decline in the third quarter of 2015 reflects moderation of global economic growth and transitory customer inventory management. Performance Coatings sales volumes declined with lower architectural coatings demand due to a weaker Canadian economy and inventory management by most U.S. and Canadian national retail customers as we approached the end of a modest architectural painting season. The Industrial Coatings segment's sales volumes were higher, supported by automotive OEM coatings and packaging coatings sales volume improvement in all major regions, partly offset by general industrial coatings demand which declined slightly, similar to the prior sequential quarter. Glass sales volumes, excluding the effects of the prior year divestiture of a flat glass facility, increased by a mid-single-digit percentage year-over-year.
Regionally, year-over-year Europe, Middle East and Africa (EMEA) sales volumes advanced 2% with growth trends slightly ahead of the previous quarter as PPG's businesses continue to experience broader, incremental improvement in that region. Overall demand remained uneven within the region, with growth in certain countries and end-use markets offset by weakness in others. From an end-use market perspective, the automotive OEM coatings, automotive refinish coatings, protective and marine coatings and packaging coatings businesses delivered the largest year-over-year gains. Sales volumes in emerging regions grew approximately 1% in the third quarter of 2015 versus the prior year, in line with the second quarter growth rates. Year-over-year volumes grew in Asia, with Chinese volumes remaining positive despite softness and customer inventory management early in the quarter, followed by demand improvement later in the quarter. South American demand weakened in comparison to the prior sequential quarter and year-over-year. Sales volumes declined 3% in the U.S. and Canadian markets year-over-year, as a weaker Canadian economy and customer inventory management drove lower architectural coatings demand. The year-over-year decline in architectural coatings sales volume was partly offset by growth in the automotive OEM coatings, packaging coatings and fiber glass businesses.
Cost of sales, exclusive of depreciation and amortization, decreased $79 million, or 4% from the third quarter of 2014, to $2,150 million primarily due to favorable foreign currency translation and lower manufacturing costs which more than offset the inclusion of cost of sales from acquired businesses. Cost of sales as a percentage of sales was 56% and 57% in the third quarters of 2015 and 2014, respectively.
Selling, general and administrative expenses decreased $51 million, or 5% from the third quarter of 2014, to $890 million primarily due to favorable foreign currency translation and cost management actions, partly offset by increased costs related to acquisitions and overhead cost inflation. Selling, general and administrative expenses as a percentage of sales was 23% and 24% in the third quarters of 2015 and 2014, respectively.

Interest expense, net of Interest income decreased $13 million, or 38% from the third quarter of 2014, to $21 million largely as a result of a debt refinancing undertaken in the fourth quarter of 2014.
Other charges decreased $127 million from the third quarter of 2014 to $23 million primarily due to the absence of a $138 million environmental remediation charge in the third quarter of 2014 principally related to ongoing remediation efforts at PPG's former chromium manufacturing plant in Jersey City, N.J.
Other income decreased $120 million from the third quarter of 2014 to $40 million primarily due to the absence of a gain on the divestiture of a flat glass facility of $22 million and PPG's share of earnings from the sale of an equity affiliate's business of $94 million recorded in the third quarter of 2014.
The reported effective tax rate on pretax income from continuing operations for the quarters ended September 30, 2015 and 2014 was 24.4% and 23.2%, respectively. Excluding certain nonrecurring items, we expect our full year adjusted 2015 effective tax rate on pretax income from continuing operations to be in the range of 24.0% to 25.0%. Because of the differences in the tax rates in the countries in which we operate, a shift in the geographic mix of income from continuing operations before income taxes will impact our overall ongoing tax rate. See the Regulation G reconciliation below for details of PPG's adjusted effective tax rate from continuing operations.
Reported diluted earnings-per-share from continuing operations for the three months ended September 30, 2015 and 2014 was $1.59 and $1.35, respectively. The 2015 diluted earnings-per-share from continuing operations includes the impact of a pension settlement charge and transaction-related costs totaling $0.02 ($6 million, after-tax) per diluted share. The 2014 diluted earnings-per-share from continuing operations includes gains from asset dispositions of $0.26, as well as the impacts of increases to environmental reserves of $0.30, a pension settlement charge and transaction-related costs totaling $0.02 ($4 million, after-tax) per diluted share. Excluding the effects of these nonrecurring items, diluted earnings-per-share reflected the benefits from prior cash deployment, including acquisitions and PPG share repurchases in the second half of 2014, as well as the 4.5 million shares of PPG stock repurchased during 2015, and lower interest expense as a result of the debt refinancing completed during the fourth quarter of 2014, partially offset by unfavorable foreign currency.
Looking ahead, we anticipate a resumption of sales volume growth in the fourth quarter supported by continued global economic expansion, the absence of customer inventory management and the benefit of including Comex in our organic growth figures following the acquisition’s first anniversary. Additionally, we continue to have a variety of PPG specific net income drivers that are not directly tied to the pace of the economy. These include the benefits of our previously announced restructuring actions, attainment of the remaining synergies from the ongoing integration of our acquisitions, and the ongoing effects of our continued cash deployment.  Also, we will continue to proactively manage our cost structure to meet current demand trends. Further, based on current foreign exchange rates and our business seasonality, we expect the negative impact of foreign currency translation to moderate somewhat in the fourth quarter.

Regulation G Reconciliation – Results from Operations
PPG believes investors’ understanding of the Company’s operating performance is enhanced by the disclosure of net income before income taxes, PPG's effective income tax rate, tax expense, net income from continuing operations and earnings per diluted share adjusted for nonrecurring items. PPG’s management considers this information useful in providing insight into the company’s ongoing operating performance because it excludes the impact of items that cannot reasonably be expected to recur on an ongoing basis. Income before income taxes, the effective tax rate, tax expense, net income from continuing operations and earnings per diluted share adjusted for these items are not recognized financial measures determined in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") and should not be considered a substitute for income before income taxes, the effective tax rate, tax expense, net income from continuing operations or earnings per diluted share or other financial measures as computed in accordance with U.S. GAAP. In addition, adjusted income before income taxes, adjusted effective tax rate, adjusted tax expense, adjusted net income from continuing operations and adjusted earnings per diluted share from continuing operations may not be comparable to similarly titled measures as reported by other companies.

The effective tax rate from continuing operations is reconciled to the adjusted effective tax rate from continuing operations below:

Three months ended September 30, 2015
($ in millions, except percentages)	Income Before Income Taxes	Tax Expense	Effective Tax Rate
Effective tax rate, continuing operations	$581	$142	24.4%
Includes:
Pension plan settlement charge	7	2	26.7%
Transaction-related costs	1	—	33.1%
Adjusted effective tax rate, continuing operations	$589	$144	24.5%

Three months ended September 30, 2014
($ in millions, except percentages)	Income Before Income Taxes	Tax Expense	Effective Tax Rate
Effective tax rate, continuing operations	$499	$116	23.2%
Includes:
Gain on asset dispositions	(116)	(43)	37.6%
Increases to legacy environmental reserves	138	52	37.6%
Pension plan settlement charge	2	—	26.7%
Transaction-related costs	4	2	37.6%
Adjusted effective tax rate, continuing operations	$527	$127	24.0%
Net income (attributable to PPG) and earnings-per-share – assuming dilution (attributable to PPG) are reconciled to adjusted net income (attributable to PPG) and adjusted earnings-per-share – assuming dilution below:

Three months ended September 30, 2015	Continuing Operations
($ in millions, except per share amounts)	Net Income	EPS
Net income (attributable to PPG)	$433	$1.59
Net income (attributable to PPG) includes (after-tax):
Pension plan settlement charge	5	0.02
Transaction-related costs	1	—
Adjusted net income	$439	$1.61

Three months ended September 30, 2014	Continuing Operations
($ in millions, except per share amounts)	Net Income	EPS
Net income (attributable to PPG)	$377	$1.35
Net income (attributable to PPG) includes (after-tax):
Gain on asset dispositions	(73)	(0.26)
Increases to legacy environmental reserves	86	0.30
Pension plan settlement charge	2	0.01
Transaction-related costs	2	0.01
Adjusted net income	$394	$1.41

Performance of Reportable Business Segments
Performance Coatings
Performance Coatings net sales decreased $17 million, or 1% from the third quarter of 2014, to $2,240 million. The effect of unfavorable foreign currency translation reduced net sales by approximately $190 million, or about 8% versus the prior year period. Sales from acquired businesses, including Comex and several smaller acquisitions, increased segment sales by approximately $210 million or about 10%. From a year over year perspective, Comex organic sales growth remained strong but was partially mitigated by unfavorable foreign currency translation caused by the impact of a weaker Mexican peso versus the U.S. dollar. Segment sales volumes decreased by 3%, and selling prices were modestly higher versus the third quarter of 2014.
During the third quarter of 2015, organic sales volume growth continued in aerospace coatings and automotive refinish coatings, aided by growing market demand and continued customer adoption of innovative PPG technologies. Global protective and marine coatings sales volumes increased slightly year-over-year, led by higher protective coatings demand in Asia and Europe, partially offset by lower marine coatings demand in Asia. Demand in South America was weak, consistent with prior quarters. U.S. and Canadian demand was mixed with certain protective coatings sales volume gains offset by weakness in the energy sub-sector.
Architectural coatings - EMEA organic sales were flat in the third quarter of 2015 in comparison to the prior year period. Demand trends varied throughout the region with modest growth in certain countries like the U.K. while other countries, including France, experienced lower demand.
The architectural coatings - Americas and Asia Pacific business experienced a high-single-digit percentage volume decline in the third quarter of 2015 versus the third quarter of 2014, stemming from a weaker Canadian economy and from transitory inventory management by most national retail customers and independent dealers. This negative inventory impact was the result of lower than anticipated industry growth due to unfavorable weather-related painting conditions earlier in the 2015 paint season.
Third quarter segment income increased $34 million, or 10% from the third quarter of 2014, to $379 million aided by acquisitions and lower manufacturing costs, partly offset by unfavorable foreign currency translation of about $25 million.
Looking forward to the fourth quarter of 2015, we anticipate lower segment sales sequentially due to normal seasonal trends for the Performance Coatings segment with little-to-no additional customer inventory management. We expect organic sales growth in the fourth quarter of 2015 for aerospace coatings and automotive refinish coatings, as well as incremental sales from the recent Cuming Microwave and the Le Joint Francais acquisitions. For the fourth quarter of 2015, we anticipate global sales growth trends in local currencies similar to the third quarter of 2015 for the protective and marine coatings business. In addition, sales synergies from the Comex acquisition will benefit protective and marine coatings growth going forward. The mixed country trends in architectural coatings - EMEA are expected to remain in the fourth quarter of 2015; however, we anticipate modest overall sales volume growth. For the fourth quarter, we expect a low-to-mid single digit percentage sales volume growth rate for the North American architectural coatings industry with minimal-to-no PPG impact from further customer inventory management. Acquisition-related net sales for the fourth quarter of 2015 are anticipated in the range of $100 million to $120 million. Beginning in November, the Comex acquisition will reach it's first anniversary and the business results will positively impact organic growth. Comex-related cost and sales synergies will continue to positively impact segment sales and income in the fourth quarter of 2015.
Finally, based on current exchange rates, we expect foreign currency translation will have a smaller unfavorable absolute dollar impact in the fourth quarter of 2015 given the traditionally lower seasonal quarterly sales and segment income. Further, the Euro to U.S. dollar exchange rate accelerated its decline during the fourth quarter of 2014.
Industrial Coatings
Industrial Coatings segment net sales decreased $41 million, or 3% from the third quarter of 2014, to $1,354 million. Segment sales volumes grew 2% year-over-year, led by EMEA. The sales volume growth was more than offset by unfavorable foreign currency translation which impacted segment sales by about $110 million, or 8% year-over-year. Segment net sales in local currencies were up 5%, including approximately $55 million from acquisition-related sales.
PPG’s global automotive OEM coatings business achieved sales growth in all major regions, with an aggregate business unit growth rate of a mid-single-digit percentage year-over-year. In comparison, global auto industry production grew about 1% in the third quarter of 2015. PPG growth was led by strengthening European demand and continued strong demand in the U.S. PPG volume in Asia was also positive despite declining industry production rates in China. In addition, the Revocoat acquisition which closed earlier this year contributed to the automotive OEM coatings business sales growth in the third quarter.
Packaging coatings global sales volumes were up a mid-to-high-single-digit percentage year-over-year, with growth in all major regions, consistent with the prior sequential quarter. Sales growth benefited from initial industry adoption of PPG's new internal can coatings technologies and was consistently favorable across most product lines.
During the third quarter of 2015, aggregate year-over-year sales volumes declined a low-single-digit percentage in PPG’s general industrial coatings and specialty coatings and materials businesses. Volume growth was mixed across various end-use markets and regions year-over-year. Weakening demand in certain industrial production sub-sectors negatively impacted overall customer demand in all regions. However, growth occurred in certain end-use markets, including auto parts and accessories and electronics. Demand weakness continued in heavy-duty equipment.
Third quarter segment income increased $1 million from the third quarter of 2014, to $241 million aided by acquisitions and the earnings impact of sales volume growth, offset by unfavorable foreign currency translation of about $15 million.
Looking ahead to the fourth quarter, we anticipate packaging coatings sales growth to continue despite a tougher comparison period due to initial customer inventory builds of new PPG internal can coating technology products in the prior year. We expect overall general industrial coatings demand to be flat-to-modestly up in the fourth quarter of 2015. We also expect global automotive industry production to grow in all major regions during the fourth quarter of 2015, including a return to modest growth in China.
The Industrial Coatings segment is our most geographically diverse segment with fairly balanced sales in the U.S., EMEA and Asia-Pacific regions. We expect foreign currency translation, primarily Euro-related, will have a somewhat smaller unfavorable impact on year-over-year sales in the fourth quarter of 2015 versus the third quarter as foreign currency exchange rates weakened significantly versus the U.S. dollar in the fourth quarter of 2014.
Glass
Glass segment net sales decreased $5 million, or 2% from the third quarter of 2014 to $278 million primarily due to unfavorable foreign currency translation of approximately $10 million or 3% and lower sales stemming from the divestiture of a flat glass facility in 2014 (5%), partially offset by higher selling prices in both businesses and higher sales volumes (3%), excluding the impact of the 2014 flat glass facility divestiture.
Flat glass sales volumes were comparable with the prior year as increased market demand was offset by lower sales due to an unplanned facility outage which resulted in a force majeure declaration. Although sales volumes were flat year-over-year, product mix was positive due to a portfolio shift toward value-added and specialty glass products following the 2014 flat glass facility divestiture.
Fiber glass sales volumes increased a mid-single-digit percentage year-over-year led by improving end-customer demand in the U.S. Higher selling prices were driven by increased market demand.
Third quarter segment income decreased $1 million from the third quarter of 2014 to $32 million primarily due to unplanned facility outage related expenses and repair costs, as well as unfavorable foreign currency of approximately $5 million. Higher pricing, positive flat glass sales mix, lower manufacturing costs stemming from the 2014 flat glass facility divestiture and a strong focus on cost management offset the higher expense.
Looking ahead to the fourth quarter, we expect pricing and demand growth to remain consistent with the third quarter for both glass businesses with lower segment sales due to normal business seasonality. The positive product mix and lower manufacturing costs related to the 2014 flat glass facility divestiture should continue to improve flat glass margins. We also expect smaller unfavorable foreign currency related-impacts to sales and segment income sequentially in the fourth quarter as foreign exchange rates weakened significantly versus the U.S. dollar in the fourth quarter of 2014.

Performance for the First Nine Months of 2015 Compared to the First Nine Months of 2014
Performance Overview
Net sales decreased $19 million from the first nine months of 2014, to $11,634 million primarily due to unfavorable foreign currency translation (8%) offset by sales from acquired businesses (6%) and higher sales volumes (1%). Acquired businesses added $756 million of sales in 2015, primarily due to Comex, supplemented by several other smaller acquisitions made in 2014 and the first nine months of 2015. Sales volume growth was modest during the first nine months of 2015 compared to the first nine months of 2014 where volume growth was 3%. The sales volume growth in 2015 was driven primarily by PPG’s automotive OEM coatings, packaging coatings and automotive refinish coatings businesses. The sales volume growth occurred in the emerging regions and EMEA, while North America sales volumes declined less than 1%. Foreign currency translation unfavorably impacted sales by $887 million and segment income by $103 million (6%), as the U.S. dollar strengthened against most other currencies versus the prior year.
Cost of sales, exclusive of depreciation and amortization, decreased $128 million, or 2% from the first nine months of 2014, to $6,498 million primarily due to favorable foreign currency translation and lower manufacturing costs partially offset by the inclusion of cost of sales from acquired businesses and the impact of higher sales volumes. Cost of sales as a percentage of sales improved to 56% in the first nine months of 2015 compared with 57% in the first nine months of 2014.
Selling, general and administrative expenses decreased $69 million, or 2% from the nine months of 2014, to $2,757 million primarily due to favorable foreign currency translation, partly offset by acquisition-related costs and overhead cost inflation. Selling, general and administrative expenses as a percentage of sales was 24% in the first nine months of 2015 and 2014.
Interest expense, net of Interest income decreased $41 million, or 39% from the first nine months of 2014, to $63 million as a result of the debt refinancing undertaken in the fourth quarter of 2014.
Other charges decreased $108 million from the first nine months of 2014 to $82 million primarily due to the absence of a $138 million environmental remediation charge in the third quarter of 2014 principally related to ongoing remediation efforts at PPG's former chromium manufacturing plant in Jersey City, N.J.
Other income decreased $107 million from the first nine months of 2014 to $109 million primarily due to the absence of a gain on the divestiture of a flat glass facility of $22 million and PPG's share of earnings from the sale of an equity affiliate's business of $94 million recorded in the third quarter of 2014.
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
The reported effective tax rate on pretax income from continuing operations for the nine months ended September 30, 2015 and 2014 was 24.3% and 23.7%, respectively. Excluding certain nonrecurring items, we expect our full year adjusted 2015 effective tax rate on pretax income from continuing operations to be in the range of 24.0% to 25.0%. Because of the differences in the tax rates in the countries in which we operate, a shift in the geographic mix of income from continuing operations before income taxes will impact our overall ongoing tax rate. See the Regulation G reconciliation below for details of PPG's adjusted effective tax rate from continuing operations.
Reported diluted earnings-per-share from continuing operations for the nine months ended September 30, 2015 and 2014 was $3.97 and $3.74, respectively. The 2015 diluted earnings-per-share from continuing operations includes the impact of a business restructuring charge taken during the first nine months of 2015 of $0.39, transaction-related costs of $0.07 and a pension settlement charge of $0.02. The 2014 diluted earnings per share included gains on asset dispositions of ($0.26), offset by increases to legacy environmental reserves of $0.30. Excluding the effects of these nonrecurring items, the diluted earnings-per-share from continuing operations reflected the benefits from prior cash deployment, including acquisitions, and PPG share repurchases in the second-half of 2014, as well as the 4.5 million shares of stock repurchased during 2015, and lower interest expense as a result of the debt refinancing completed during the fourth quarter of 2014, partly offset by unfavorable foreign currency.

Regulation G Reconciliation – Results from Operations
Refer to the "Performance in the Third Quarter of 2015 Compared to the Third Quarter of 2014" section of Managements Discussion and Analysis of Financial Condition and Results of Operations for information about our use of non-GAAP financial measures.
The effective tax rate from continuing operations is reconciled to the adjusted effective tax rate from continuing operations below:

Nine months ended September 30, 2015
($ in millions, except percentages)	Income Before Income Taxes	Tax Expense	Effective Tax Rate
Effective tax rate, continuing operations	$1,463	$356	24.3%
Includes:
Business restructuring	140	34	24.3%
Pension settlement charge	7	2	26.7%
Transaction-related costs	31	10	32.3%
Adjusted effective tax rate, continuing operations	$1,641	$402	24.5%

Nine months ended September 30, 2014
($ in millions, except percentages)	Income Before Income Taxes	Tax Expense	Effective Tax Rate
Effective tax rate, continuing operations	$1,395	$330	23.7%
Includes:
Gain on asset dispositions	(116)	(43)	37.1%
Increase to legacy environmental reserves	138	52	37.7%
Pension plan settlement charges	7	2	28.6%
Transaction-related costs	10	4	40.0%
Adjusted effective tax rate, continuing operations	$1,434	$345	24.1%
Net income (attributable to PPG) and earnings-per-share – assuming dilution (attributable to PPG) are reconciled to adjusted net income (attributable to PPG) and adjusted earnings-per-share – assuming dilution below:

Nine months ended September 30, 2015	Continuing Operations
($ in millions, except per share amounts)	Net Income	EPS
Net income (attributable to PPG)	$1,091	$3.97
Net income (attributable to PPG) includes (after-tax):
Business restructuring	106	0.39
Transaction-related costs	21	0.07
Pension settlement charge	5	0.02
Adjusted net income	$1,223	$4.45

Nine months ended September 30, 2014	Continuing Operations
($ in millions, except per share amounts)	Net Income	EPS
Net income (attributable to PPG)	$1,047	$3.74
Net income (attributable to PPG) includes (after-tax):
Gain on asset dispositions	(73)	(0.26)
Increase to legacy environmental reserves	86	0.30
Pension plan settlement charges	5	0.02
Transaction-related costs	6	0.02
Adjusted net income	$1,071	$3.82

Performance of Reportable Business Segments
Performance Coatings
Performance Coatings net sales increased $98 million, or 1% from the first nine months of 2014, to $6,705 million primarily due to sales from acquired businesses, largely Comex. The effect of unfavorable foreign currency translation reduced net sales by $546 million, or about 8% versus the prior year period. Segment sales volumes declined 1%, and selling prices were modestly higher for the first nine months of 2015 versus the comparable prior year period.
During the first nine months of 2015, organic sales growth continued in aerospace coatings, aided by increased end-use market demand, but moderated versus the prior period reflecting the strong growth the business has delivered the past several years. Automotive refinish coatings sales volume growth was up versus the prior year period, with solid growth trends in the U.S. and Canada.
Aggregate protective and marine coatings net sales volumes were slightly higher year-over-year. Sales for the business increased due to acquisition-related sales synergies from the Comex acquisition offset by unfavorable foreign currency translation.
Architectural coatings - EMEA sales volumes declined 1% in the first nine months of 2015 versus the comparable prior year period. Demand was inconsistent throughout the region with modest growth continuing in certain countries, including the U.K., while several other countries experienced lower demand, including France.
Excluding acquisitions, architectural coatings - Americas and Asia Pacific net sales were lower versus the first nine months of 2014. The year-over-year sales comparison was negatively impacted in the U.S. and Canada by several new PPG product pipeline fills at major customers in the previous year, as well as customer inventory management by most U.S. and Canadian retail customers and independent dealers at the end of a modest paint season.
In the first nine months of 2015, organic sales growth in the recently acquired Comex architectural coatings business was a high-single-digit percentage, but was partially mitigated by unfavorable foreign currency translation caused by the impact of a weaker Mexican peso versus the U.S. dollar.
Segment income increased $86 million, or 9% from the first nine months of 2014, to $1,052 million primarily due to higher net sales from acquired businesses partially offset by unfavorable foreign currency translation and lower sales volumes.
Industrial Coatings
Industrial Coatings segment net sales decreased $103 million, or 2% from the first nine months of 2014, to $4,105 million. Segment sales volumes grew 3% year-over-year, with growth in all regions, led by Asia-Pacific and EMEA. The strong sales volume growth was more than offset by unfavorable foreign currency translation which impacted segment sales by $308 million, or 7% year-over-year.
PPG’s global automotive OEM coatings business achieved sales volume growth in all regions, with an aggregate business unit growth rate of a high-mid-single-digit percentage year-over-year in comparison with the global auto industry production growth rate of a low-single-digit percentage. PPG sales volume growth was led by strong European and Chinese demand.
During the first nine months of 2015, sales volumes declined modestly in PPG’s general industrial coatings and specialty coatings and materials businesses in comparison to strong volume growth in the prior year period. Demand was mixed across various end-use markets and regions.
Global packaging coatings sales volumes were up a high-mid-single-digit percentage versus the first nine months of 2014, aided by new product introductions and continued emerging region growth.
Segment income for the nine months ended September 30, 2015 increased $17 million, or 2% from the first nine months of 2014, to $745 million primarily due to increased sales volumes and manufacturing cost improvements offset by unfavorable foreign currency translation.
Glass
Glass segment net sales decreased $14 million, or 2% from the first nine months of 2014, to $824 million due to unfavorable foreign currency translation (4%) and lower sales stemming from a 2014 flat glass facility divestiture (5%), partly offset by higher selling prices and higher sales volumes (3%), excluding the impact of our 2014 flat glass facility divestiture.

Flat glass sales grew modestly year-over-year aided by continued strong non-residential construction demand and improved pricing. Additionally, product mix was favorable from higher value-added and specialty glass stemming from end-use market growth coupled with an internal product mix shift related to the 2014 facility divestiture.
Fiber glass sales volumes increased a low-single-digit percentage in both the European and the U.S. markets versus the first nine months of 2014. Selling prices improved modestly year-over-year in the U.S. and Europe.
Segment income increased $51 million from the first nine months of 2014, to $99 million primarily due to favorable flat glass product mix and lower manufacturing costs stemming from the reduction in PPG's system-wide flat glass capacity coupled with ongoing cost management. Segment income was partially offset by modest unfavorable foreign currency translation of $5 million and higher pension costs.
Liquidity and Capital Resources
PPG had cash and short-term investments totaling approximately $1.4 billion and $1.2 billion at September 30, 2015 and December 31, 2014, respectively.
Cash from operating activities - continuing operations for the nine months ended September 30, 2015 and 2014 was $986 million and $1,244 million, respectively. Cash flow compared with prior year decreased primarily due to the higher voluntary and mandatory pension contributions ($274 million).
In June 2015, PPG's €300 million notes matured, and PPG paid $336 million to settle these obligations. Also in June 2015, PPG received $18 million in proceeds from the settlement of certain economic hedges.
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
Other uses of cash during the nine months ended September 30, 2015 included:

•	Capital expenditures, excluding acquisitions, of $266 million, or about 2% of sales.

•	Voluntary contributions to PPG's U.S. and non-U.S. pension plans of $250 million and $21 million, respectively.

•	Mandatory contributions to PPG's non-U.S. pension plans of $15 million.

•	Cash dividends paid totaled $287 million.

•	Cash spent on share repurchases totaled $501 million.
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
Total capital spending in 2015 is expected to be approximately 3.0% of full year sales which is lower than the previously communicated range of 3.5% to 4.0%. Also, PPG expects to make mandatory contributions to its non-U.S. pension plans in the fourth quarter of 2015 in the range of $5 million to $10 million.
We believe that our cash on hand and short term investments, cash from operations and the Company’s available borrowing capacity will continue to be sufficient to fund operating activities, capital spending, including acquisitions, dividend payments, debt service, amounts due under the proposed asbestos settlement, share repurchases and contributions to pension plans. We intend to deploy our cash in a timely, disciplined manner with a continued emphasis on incremental earnings accretive initiatives, including additional acquisitions and share repurchases. The Company expects to deploy cash for business acquisitions and share repurchases of between $2 billion and $2.5 billion for years 2015 and 2016 combined, which is an increase from our previous forecast of $1.5 billion to $2.5 billion.
The ratio of total debt, including capital leases, to total debt and PPG shareholders’ equity was 47% at September 30, 2015 and 44% at December 31, 2014.

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

($ in millions, except percentages)	September 30, 2015	December 31, 2014	September 30, 2014
Trade Receivables, Net	$2,713	$2,366	$2,622
Inventories, FIFO	2,013	2,007	2,086
Trade Creditors’ Liabilities	2,048	1,919	1,954
Operating Working Capital	$2,678	$2,454	$2,754
Operating Working Capital as a % of Sales	17.3%	16.5%	17.5%
Days sales outstanding at September 30, 2015 was 58 days, which is 4 days higher than days sales outstanding at December 31, 2014. Day sales outstanding as of September 30, 2014 was 55 days.
Currency
From December 31, 2014 to September 30, 2015, the U.S. dollar strengthened against most of the currencies in the countries in which PPG operates. As a result, consolidated net assets at September 30, 2015 decreased by $591 million, compared to December 31, 2014. Comparing exchange rates during the first nine months of 2015 to those of the first nine months of 2014, the U.S. dollar was stronger than the currencies of most countries in which PPG operates, which had an unfavorable impact on pretax income from continuing operations for the nine months-ended September 30, 2015 of $102 million from the translation of these foreign earnings into U.S. dollars.
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
As also discussed in Note 15, PPG has significant reserves for environmental contingencies. Please refer to the Environmental Matters section of Note 15 for details of these reserves. A significant portion of our reserves for environmental contingencies relate to ongoing remediation at PPG's former chromium manufacturing plant in Jersey City, N.J. and associated sites ("New Jersey Chrome"). The Company continues to analyze, assess and remediate the environmental issues associated with New Jersey Chrome. Information will continue to be generated from the ongoing groundwater remedial investigation activities related to New Jersey Chrome and will be incorporated into a final draft remedial action work plan for groundwater expected to be submitted to the New Jersey Department of Environmental Protection in 2020.
It is possible that technological, regulatory and enforcement developments, the results of environmental studies and other factors could alter the Company’s expectations with respect to future charges against income and future cash outlays. Specifically, the level of expected future remediation costs and cash outlays is highly dependent upon activity related to New Jersey Chrome.
Cash outlays related to all environmental remediation were $18 million and $84 million for the three and nine months ended September 30, 2015, respectively, and were $31 million and $106 million for the three and nine months ended September 30, 2014, respectively. Management expects cash outlays for environmental remediation costs to range from $15 million to $25 million for the remainder of 2015, $40 million to $60 million in 2016 and $25 million to $45 million annually from 2017 through 2019.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
In March 2015, PPG issued long-term, Euro-denominated borrowings of $1.26 billion. As of September 30, 2015, PPG had non-U.S. dollar denominated borrowings outstanding of $2.2 billion. As of December 31, 2014, PPG had non-U.S. dollar denominated borrowings outstanding of $1.3 billion. A weakening of the U.S. dollar by 10% against European currencies and by 20% against Asian and South American currencies would have resulted in unrealized translation losses on these borrowings of approximately $252 million and $154 million as of September 30, 2015 and December 31, 2014, respectively.
There were no other material changes in the Company’s exposure to market risk from December 31, 2014 to September 30, 2015. See Note 13, “Financial Instruments, Hedging Activities and Fair Value Measurements” for a description of our instruments subject to market risk.
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
PPG was cited for nine alleged violations of the health and safety requirements of its Amsterdam facility’s environmental permit following an inspection carried out by the municipality of Amsterdam in 2011. PPG and the Amsterdam Public Ministry reached an agreement in the second quarter of 2015 that would resolve this matter with a settlement that includes the payment by PPG of a €100,000 fine. In the third quarter of 2015, the settlement was approved by the Netherlands Minister of Security and Justice, and PPG paid the €100,000 fine.
In December 2011, the United States Environmental Protection Agency (“EPA”) issued a Finding of Violation alleging that PPG’s Delaware, Ohio facility violated certain leak detection and repair requirements of the federal Clean Air Act. PPG and the EPA are engaged in discussions in an effort to try to resolve this matter with a negotiated consent decree.  As part of these settlement discussions, the EPA is currently seeking a civil penalty from PPG of approximately $480,000. Final resolution of these matters is subject to further negotiation between PPG and the EPA.  However, it is likely that the final penalty will exceed $100,000.
In July 2013, the EPA issued to PPG a Notice of Violation (“NOV”) alleging that the Company’s Barberton, Ohio facility violated certain air emission regulatory requirements of the federal Clean Air Act.  In February 2015, the EPA issued a second NOV to the Company alleging that the Company’s Barberton facility had failed to submit certain information requested by the EPA and that the facility exceeded certain air emission limits contained in the facility’s air emission permit.  PPG and the EPA are engaged in discussions in an effort to try to resolve this matter with a negotiated consent decree.  As part of these settlement discussions, the EPA is currently seeking a civil penalty from PPG of approximately $150,000. Final resolution of these matters is subject to further negotiation between PPG and the EPA.  However, it is likely that the final penalty will exceed $100,000.
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
Under the PPG Deferred Compensation Plan for Directors, each director may elect to defer the receipt of all or any portion of the compensation paid to such director for serving as a PPG director. All deferred payments are held in the form of common stock equivalents. Payments out of the deferred accounts are made in the form of common stock of the Company (and cash as to any fractional common stock equivalent). In the third quarter of 2015, the directors, as a group, were credited with 1,948 common stock equivalents under this plan. The value of each common stock equivalent, when credited, ranged from $96.72 to $116.50.
Issuer Purchases of Equity Securities
The following table summarizes the Company's stock repurchase activity for the three months ended September 30, 2015:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Programs (1)
July 2015
Repurchase program	288,185	$107.15	288,185	11,893,724
August 2015
Repurchase program	647,434	$101.49	647,434	12,839,350
September 2015
Repurchase program	578,047	$92.61	578,047	13,341,418
Total quarter ended September 30, 2015
Repurchase program	1,513,666	$99.12	1,513,666	13,341,418

(1)
These shares were repurchased under a $2 billion share repurchase program approved in April 2014. The remaining shares that may be repurchased under the $2 billion repurchase program have been calculated based upon PPG's closing stock price on the last business day of the respective month. This repurchase program has no expiration date.

Item 6. Exhibits
See the Index to Exhibits on Page 45.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PPG INDUSTRIES, INC.
(Registrant)

Date:	October 26, 2015	By:	/s/ Frank S. Sklarsky
Frank S. Sklarsky Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Index to Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q.

†12	Computation of Ratio of Earnings to Fixed Charges for the Nine Months Ended September 30, 2015 and for the Five Years Ended December 31, 2014.
†31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
††32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
††32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

† Filed herewith.
†† Furnished herewith.
* Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2015 and 2014, (ii) the Condensed Consolidated Balance Sheet at September 30, 2015 and December 31, 2014, (iii) the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2015 and 2014, and (iv) Notes to Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2015.