Form 10-K
period 2015-12-31
PPG INDUSTRIES INC
filed 2016-02-18
CIK 79879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015	Commission File Number 1-1687
 PPG INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	25-0730780
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

One PPG Place, Pittsburgh, Pennsylvania	15272
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:	412-434-3131
 Securities Registered Pursuant to Section 12(b) of the Act:

Name of each exchange on
Title of each class	which registered
Common Stock – Par Value $1.66 2/3	New York Stock Exchange
0.875% Notes due 2022	New York Stock Exchange
1.400% Notes due 2027	New York Stock Exchange
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
(Do not check if a smaller reporting company)
 Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Act).  YES  ☐    NO  ☒
 The aggregate market value of common stock held by non-affiliates as of June 30, 2015, was $30,935 million.
As of January 31, 2015, 266,765,632 shares of the Registrant’s common stock, with a par value of $1.66 2/3 per share, were outstanding. As of that date, the aggregate market value of common stock held by non-affiliates was $25,278 million.
 DOCUMENTS INCORPORATED BY REFERENCE

Incorporated By
Document	Reference In Part No.
Portions of PPG Industries, Inc. Proxy Statement for its 2016 Annual Meeting of Shareholders	III

2015 PPG ANNUAL REPORT AND FORM 10-K 7

PPG INDUSTRIES, INC.
AND CONSOLIDATED SUBSIDIARIES
 __________________________________________________________

As used in this report, the terms “PPG,” “Company,” “Registrant,” “we,” “us” and “our” refer to PPG Industries, Inc., and its subsidiaries, taken as a whole, unless the context indicates otherwise.
__________________________________________________________

Note on Incorporation by Reference
Throughout this report, various information and data are incorporated by reference from the Company’s 2015 Annual Report (hereinafter referred to as “the Annual Report”). Any reference in this report to disclosures in the Annual Report shall constitute incorporation by reference only of that specific information and data into this Form 10-K.

8 2015 PPG ANNUAL REPORT AND FORM 10-K

Part I

Item 1. Business
 PPG Industries, Inc., manufactures and distributes a broad range of coatings, specialty materials and glass products. PPG was incorporated in Pennsylvania in 1883.
PPG’s vision is to be the world’s leading coatings company by consistently delivering high-quality, innovative and sustainable solutions that customers trust to protect and beautify their products and surroundings.
PPG’s business is comprised of three reportable business segments: Performance Coatings, Industrial Coatings and Glass.
Performance Coatings and Industrial Coatings
 PPG is a major global supplier of coatings. The Performance Coatings and Industrial Coatings reportable segments supply coatings and specialty materials for customers in a wide array of end-use markets, including industrial equipment, appliances and packaging; factory-finished aluminum extrusions and steel and aluminum coils; marine and aircraft equipment; automotive original equipment (“automotive OEM”); and other industrial and consumer products. In addition to supplying coatings to the automotive OEM market, PPG supplies refinishes to the automotive aftermarket. PPG also serves commercial and residential new build and maintenance markets by supplying coatings to painting and maintenance contractors and directly to consumers for decoration and maintenance. The coatings industry is highly competitive and consists of several large firms with global presence and many smaller firms serving local or regional markets. PPG competes in its primary markets with the world’s largest coatings companies, most of which have global operations, and many smaller regional coatings companies.
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
The aerospace coatings business supplies coatings, sealants and transparencies for commercial, military, regional jet and general aviation aircraft, and transparent armor for specialty applications and provides chemical management services for the aerospace industry. PPG supplies products to aircraft manufacturers and maintenance and aftermarket customers around the world both on a direct basis and through a company-owned distribution network.
The protective and marine coatings business supplies coatings and finishes for the protection of metals and structures to metal fabricators, heavy duty maintenance contractors and manufacturers of ships, bridges and rail cars. These products are sold through company-owned architectural coatings stores, independent distributors and directly to customers.

The architectural coatings-Americas and Asia Pacific business primarily produces coatings used by painting and maintenance contractors and by consumers for decoration and maintenance of residential and commercial building structures. These coatings are sold under a number of brands, including PPG®, GLIDDEN®, COMEX®, OLYMPIC®, DULUX® (in Canada), SIKKENS®, PPG PITTSBURGH PAINTS®, MULCO®, FLOOD®, LIQUID NAILS®, SICO®, CIL®, RENNER®, TAUBMANS®, WHITE KNIGHT®, BRISTOL®, , and HOMAX®. Architectural coatings – Americas and Asia Pacific products are also sold through a combination of company-owned stores, home centers and other regional or national consumer retail outlets, paint dealers, concessionaires and independent distributors and directly to customers. At the end of 2015, the architectural coatings-Americas and Asia Pacific business operated about 920 company-owned stores in North America, about 40 company-owned stores in Australia and about 100 company-owned stores in Central America. In 2015, PPG acquired approximately 60 company-owned stores throughout Central America with its acquisition of Consorcio Latinoamericano. In addition, PPG sells coatings and related products through more than 4,000 stores that are independently owned and operated by more than 700 concessionaires, primarily in Mexico.
The architectural coatings – EMEA business supplies a variety of coatings and purchased sundries to painting contractors and consumers in Europe, the Middle East and Africa. The coatings are sold under a number of brands, including SIGMA®, HISTOR®, SEIGNEURIE®, GUITTET®, PEINTURES GAUTHIER®, RIPOLIN®, JOHNSTONE’S®, LEYLAND®, PRIMALEX®, DEKORAL®, TRILAK®, PROMINENT PAINTS®, GORI®, and BONDEX®. Architectural coatings – EMEA products are sold through a combination of about 685 company-owned stores, regional home centers, paint dealers, and independent distributors and directly to customers.
Price, product performance, technology, quality, distribution, brand recognition and technical and customer service are major competitive factors in the performance coatings businesses.
The major global competitors of the Performance Coatings reportable segment are Akzo Nobel N.V., Axalta Coating Systems Ltd., BASF Corporation, Hempel A/S, the Jotun Group, Masco Corporation, the Sherwin-Williams Company, Valspar Corporation, Benjamin Moore, Materis Paints and RPM International Inc. The average number of persons employed by the Performance Coatings reportable segment during 2015 was about 28,600.
Industrial Coatings
The Industrial Coatings reportable segment is comprised of the automotive OEM, industrial coatings, packaging coatings, and specialty coatings and materials businesses. Industrial, automotive OEM, packaging coatings, and specialty coatings and materials products are formulated specifically for the customers’ needs and application methods.
The industrial and automotive OEM coatings businesses sell directly to a variety of manufacturing companies. PPG also supplies adhesives and sealants for the automotive industry and metal pretreatments and related chemicals for industrial and

2015 PPG ANNUAL REPORT AND FORM 10-K 9

automotive applications. PPG has established alliances with Kansai Paints to serve certain automotive OEMs and Asian Paints Ltd. to serve certain aftermarket customers and automotive OEMs. PPG owns a 60% interest in PPG Kansai Automotive Finishes to serve Japanese-based automotive OEM customers in North America and Europe. The packaging coatings business supplies coatings to the manufacturers of aerosol, food, and metal beverage containers.
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
The major global competitors of the Industrial Coatings reportable segment are Akzo Nobel N.V., Axalta Coating Systems Ltd., BASF Corporation, Valspar Corporation, and Nippon Paint. The average number of persons employed by the Industrial Coatings reportable segment during 2015 was about 11,900.
Glass
The Glass reportable segment is comprised of the flat glass and fiber glass businesses. PPG is a producer of flat glass in North America and a producer of fiber glass in North America and Europe, as well as Asia through our partnership with Nan Ya Plastics Corp primarily to serve the electronics industry. PPG’s major markets are commercial and residential construction and the wind energy, energy infrastructure, transportation and electronics industries. Most glass products are sold directly to manufacturing companies. PPG manufactures flat glass by the float process and fiber glass by the continuous-strand process.
Price, quality, technology and customer service are the key competitive factors in the glass businesses. The Company competes with several major producers of flat glass, including Asahi Glass Company, Cardinal Glass Industries, Guardian Industries and NSG Pilkington, and many major producers of fiber glass throughout the world, including Owens Corning, Jushi Group, Johns Manville Corporation, CPIC Fiberglass and Taishan Fiberglass. The average number of persons employed by the Glass reportable segment during 2015 was about 2,900.

Strategic Acquisitions
During 2015, the Performance Coatings and Industrial Coatings segments made several strategic acquisitions, as follows:
Performance Coatings
On October 1, 2015, PPG acquired a majority interest in the automotive and aerospace sealants and adhesives business of Le Joint Français SNC (“LJF”), a France-based specialty sealants and adhesives manufacturer serving the aerospace, automotive and insulating glass industries. The new joint venture between PPG and LJF is Sealants Europe SAS. This acquisition brings new approvals and technology variants to PPG that will support geographic expansion and aid growth in existing PPG markets. LJF has been a long-time licensee of PPG Aerospace sealant technology. PPG reports the sales and income from operations for LJF as part of the aerospace coatings business.
On July 1, 2015, PPG acquired Cuming Microwave Corporation based in Avon, Massachusetts, and its wholly-owned subsidiary Cuming-Lehman Chambers, Inc., based in Chambersburg, Pennsylvania. The acquisition enhances PPG’s portfolio of aerospace coatings with specialty coatings and materials that absorb microwaves and radio waves such as radar. The products are used for military aircraft and also have applications in electronics, telecommunications, medical and automotive end-uses. PPG reports the sales and income from operations for Cuming Microwave Corporation as part of the aerospace coatings business.
On June 2, 2015, PPG acquired Consorcio Latinoamericano, which operates a network of 57 paint stores in Central America. With this acquisition, PPG now operates 101 company-owned stores across Belize, El Salvador, Guatemala, Honduras, Costa Rica, Nicaragua and Panama. PPG has branded stores in Panama with the Glidden brand, which is well recognized in the region, and plans to offer products from its protective and marine coatings business in stores throughout Central America. Consorcio Latinoamericano operated as a concessionaire network for PPG-Comex, the Company’s architectural paint and coatings business in Mexico and Central America. PPG reports the sales and income from operations for Consorcio Latinoamericano as part of the architectural coatings - Americas and Asia Pacific business.
Industrial Coatings
On September 30, 2015, PPG completed the acquisition of the remaining interest in Chemfil Canada Limited, a joint venture of PPG and Madinal Enterprises. The acquisition enhances PPG’s pretreatment presence and capabilities in Canada. Chemfil Canada produces pretreatment produces and general industrial chemicals for automotive OEMs and industrial customers in Canada. PPG reports the sales and income from operations for Chemfil Canada as part of the automotive OEM business.
On September 1, 2015, PPG completed the acquisition of I.V.C. Industrial Coatings, Inc. (“IVC”), a U.S.-based specialty powder and liquid coatings company. IVC’s industry-leading coatings are used on a wide variety of products such as metal

10 2015 PPG ANNUAL REPORT AND FORM 10-K

office furniture, material handling and storage products, automotive parts, motorcycles, industrial containers, small appliances and electronics such as printers, servers and audio-visual equipment. The addition of IVC’s high-quality products and industry expertise will further enhance PPG’s ability to deliver a robust portfolio of industry-leading industrial coatings solutions. PPG reports the sales and income from operations for IVC as part of the industrial coatings business.
On April 1, 2015, PPG completed the acquisition of Revocoat S.A.S from the Axson Group. Revocoat, headquartered in France, is a world leader in automotive adhesives and sealants and offers a range of automotive assembly products such as complementary epoxy-based products, polyurethanes and water-based emulsions. Revocoat employs more than 500 people and operates eight manufacturing facilities and one research and development center. PPG reports the sales and income from operations for Revocoat as part of the automotive OEM business.
Raw Materials and Energy
The effective management of raw materials and energy is important to PPG’s continued success. The Company’s most significant raw materials are epoxy and other resins, titanium dioxide and other pigments, and solvents in the coatings segments; sand and soda ash for the specialty coatings and materials business; and sand, clay and soda ash in the Glass segment. Coatings raw materials, which include both organic, primarily petroleum based, materials and inorganic materials, including titanium dioxide, comprise between 70% and 80% of cost of goods sold, excluding depreciation and amortization, in most coatings formulations and represent PPG’s single largest production cost component.
Energy is a significant production cost in the Glass segment, and our primary energy source is natural gas. Natural gas is expected to remain a competitive fuel source when compared to alternatives, especially on a global basis. We will continue to use competitive sourcing and consumption reduction initiatives to manage natural gas costs.
Most of the raw materials and energy used in production are purchased from outside sources, and the Company has made, and plans to continue to make, supply arrangements to meet the planned operating requirements for the future. Supply of critical raw materials and energy is managed by establishing contracts, multiple sources, and identifying alternative materials or technology whenever possible. Our products use both petroleum-derived and bio-based materials as part of a product renewal strategy. While prices for these raw materials typically fluctuate with energy prices, such fluctuations are impacted by the fact that the manufacture of our raw materials is several steps downstream from crude oil and natural gas.
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

Titanium dioxide is a raw material widely used in the paint and coatings industry as a pigment to provide hiding, durability and whiteness characteristics. PPG purchases both sulfate-grade and chloride-grade titanium dioxide from suppliers for use in coatings formulations. The Company has undertaken a strategic initiative to secure and enhance PPG’s supply of titanium dioxide, as well as to minimize PPG’s use of this raw material. PPG possesses intellectual property and expertise in the production and finishing of titanium dioxide pigment. PPG intends to continue to leverage this technology and intends to develop innovative supply solutions through technical collaborations, joint ventures and licensing arrangements with other interested parties.
PPG signed a license agreement with Henan Billions Chemicals Co., Ltd. (“Billions”), under which PPG has licensed certain chloride-based titanium dioxide technologies for use at Billions’ titanium dioxide refinement facilities in China. In addition, PPG has signed a long-term purchase agreement for titanium dioxide with Billions. In the fourth quarter of 2015, PPG began using chloride-grade titanium dioxide produced in commercial quantities by Billions using PPG’s licensed chloride-based technology. PPG is using the chloride-grade titanium dioxide to produce standard grades of coatings products. Billions may also elect to sell its chloride-based titanium dioxide to third parties.
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
Given the recent volatility in certain energy-based input costs and foreign currencies, the Company is not able to predict with certainty the 2016 full year impact of related changes in raw material pricing. Also, given the distribution nature of many of our businesses, logistics and distribution costs are sizable, as are wages and benefits to a lesser degree. In aggregate, raw material feedstock prices in 2015 were lower, including oil-related products. Since oil is traded in U.S. dollars globally, the strengthening of the dollar against a wide variety of foreign currencies muted some of the oil-related benefits in certain regions, and in certain cases resulted in inflationary raw material prices.

2015 PPG ANNUAL REPORT AND FORM 10-K 11

Research and Development
Technology innovation has been a hallmark of PPG’s success throughout its history. Research and development costs, including depreciation of research facilities, were $505 million, $509 million and $479 million during 2015, 2014 and 2013, respectively. These costs totaled approximately 3% of annual sales in 2015, 2014 and 2013, respectively. We have obtained government funding for a small portion of the Company’s research efforts, and we will continue to pursue government funding where appropriate.
PPG owns and operates several facilities to conduct research and development relating to new and improved products and processes. In addition to the Company’s centralized principal research and development centers (See Item 2 of this Form 10-K), operating segments manage their development through centers of excellence. As part of our ongoing efforts to manage our formulations and raw material costs effectively, we operate a global competitive sourcing laboratory in China. Because of the Company’s broad array of products and customers, PPG is not materially dependent upon any single technology platform.
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
 Patents
PPG considers patent protection to be important; however, the Company’s reportable business segments are not materially dependent upon any single patent or group of related patents. PPG earned $39 million in 2015, $50 million in 2014 and $48 million in 2013 from royalties and the sale of technical know-how.
Backlog
In general, PPG does not manufacture its products against a backlog of orders. Production and inventory levels are geared primarily to projections of future demand and the level of incoming orders.
Global Operations
PPG has a significant investment in non-U.S. operations. This broad geographic footprint serves to lessen the significance of economic impacts occurring in any one region on PPG’s total net sales and income from continuing operations. As a result of our expansion outside the U.S., we are subject to certain inherent risks, including economic and political conditions in international markets and fluctuations in foreign currency exchange rates.

Our net sales in the developed and emerging regions of the world for the years ended December 31st are summarized below:

($ in millions)	Net Sales
	2015	2014	2013
United States, Canada, Western Europe	$10,708	$11,139	$10,311
Latin America, Central and Eastern Europe, Middle East, Africa, Asia Pacific	4,622	4,221	3,954
Total	$15,330	$15,360	$14,265
Refer to Note 19, “Reportable Business Segment Information” under Item 8 of this Form 10-K for geographic information related to PPG’s property, plant and equipment, and for additional geographic information pertaining to sales.
Seasonality
PPG’s income from continuing operations has typically been greater in the second and third quarters and cash flow from operations has been greatest in the fourth quarter due to end-use market seasonality, primarily in PPG’s architectural coatings businesses. Demand for PPG’s architectural coatings products is typically strongest in the second and third quarters due to higher home improvement, maintenance and construction activity during the spring and summer months in the U.S., Canada and Europe. The Latin America paint season is strongest in the fourth quarter. These higher activity levels result in higher outstanding receivables that are collected in the fourth quarter generating higher fourth quarter cash flow.
Employee Relations
The average number of persons employed worldwide by PPG during 2015 was about 46,600. The Company has numerous collective bargaining agreements throughout the world. We observe local customs, legislation and practice in labor relations when negotiating collective bargaining agreements. There were no significant work stoppages in 2015. While we have experienced occasional work stoppages as a result of the collective bargaining process and may experience some work stoppages in the future, we believe that we will be able to negotiate all labor agreements on satisfactory terms. To date, these work stoppages have not had a significant impact on PPG’s operating results. Overall, the Company believes it has good relationships with its employees.
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

12 2015 PPG ANNUAL REPORT AND FORM 10-K

The Company’s experience to date regarding environmental matters leads it to believe that it will have continuing expenditures for compliance with provisions regulating the protection of the environment and for present and future remediation efforts at waste and plant sites. Management anticipates that such expenditures will occur over an extended period of time.
In addition to the $233 million currently reserved for environmental remediation efforts, we may be subject to loss contingencies related to environmental matters estimated to be approximately $75 million to $200 million. These reasonably possible unreserved losses relate to environmental matters at a number of sites. The loss contingencies related to these sites include significant unresolved issues such as the nature and extent of contamination at these sites and the methods that may have to be employed to remediate them.
Capital expenditures for environmental control projects were $15 million, $14 million and $22 million in 2015, 2014, and 2013, respectively. It is expected that expenditures for such projects in 2016 will be in the range of $25 million to $35 million. Although future capital expenditures are difficult to estimate accurately because of constantly changing regulatory standards and policies, it can be anticipated that environmental control standards will become increasingly stringent and the cost of compliance will increase.
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
Since PPG’s GHG emissions arise principally from combustion of fossil fuels, PPG has for some time recognized the desirability of reducing energy consumption and GHG generation. For the three year period ended December 31, 2015, energy consumption was reduced by 23% and GHG emission generation was reduced by 18%.
PPG participates in both the U.S. Department of Energy, BETTER BUILDINGS®, BETTER PLANTS® program, formerly the SAVE ENERGY NOW® Leadership program, and the Environmental Protection Agency ENERGY STAR® Industrial Partnership program, both reinforcing the company’s voluntary efforts to significantly reduce its industrial energy intensity. These programs include developing and implementing energy management processes and setting energy savings targets while providing a suite of educational, training, and technical resources to help meet those targets. Recognizing the continuing importance of this matter, PPG has a senior management group with a mandate to guide the Company’s progress in this area.
PPG’s public disclosure on energy security and climate change can be viewed in our Sustainability Report at sustainability.ppg.com or at the Carbon Disclosure Project www.cdproject.net.
Available Information
The Company’s website address is www.ppg.com. The Company posts, and shareholders may access without charge, the Company’s recent filings and any amendments thereto of its annual reports on Form 10-K, quarterly reports on Form 10-Q and its proxy statements as soon as reasonably practicable after such reports are filed with the Securities and Exchange Commission (“SEC”). The Company also posts all financial press releases, including earnings releases, to its website. All other reports filed or furnished to the SEC, including reports on Form 8-K, are available via direct link on PPG’s website to the SEC’s website, www.sec.gov. Reference to the Company’s and the SEC’s websites herein does not incorporate by reference any information contained on those websites and such information should not be considered part of this Form 10-K.
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
Our financial results are significantly affected by the cost of raw materials. Coatings raw materials, which include both organic, primarily petroleum based, materials and inorganic materials, including titanium dioxide, comprise between 70% and 80% of cost of goods, exclusive of depreciation and amortization, sold in most coatings formulations and represent PPG’s single largest production cost component.
While not our customary practice, we also import raw materials and intermediates, particularly for use at our manufacturing facilities in the emerging regions of the world. In most cases, those imports are priced in the currency of the supplier and, therefore, if that currency strengthens against the currency of our manufacturing facility, our margins may be lower.
Most of our raw materials are purchased from outside sources, and the Company has made, and plans to continue to make, supply arrangements to meet the planned operating requirements for the future. Adequate supply of critical raw materials is managed by establishing contracts, procuring from multiple sources, and identifying alternative materials or technology whenever possible. The Company is continuing its

2015 PPG ANNUAL REPORT AND FORM 10-K 13

aggressive sourcing initiatives to effectively broaden our supply of high quality raw materials. These initiatives include qualifying multiple and local sources of supply, including suppliers from Asia and other lower cost regions of the world and a reduction in the amount of titanium dioxide and other raw materials used in our product formulations. Our products use both petroleum-derived and bio-based materials as part of a product renewal strategy.
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
During 2015, overall economic conditions remained mixed among the major global economies. PPG provides products and services to a variety of end-use markets in many geographies. This broad end-use market exposure and expanded geographic presence lessens the significance of any individual decrease in activity levels; nonetheless, lower demand levels may result in lower sales, which would result in reduced income from continuing operations and cash flows.
Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K for discussion of the economic conditions in 2015 and our outlook on certain economic conditions in 2016.
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
PPG is involved in a number of lawsuits and claims, both actual and potential, in which substantial monetary damages are sought. Those lawsuits and claims relate to contract, patent, environmental, product liability, antitrust, employment and other matters arising out of the conduct of PPG’s current and past business activities. Any such claims, whether with or without merit, could be time consuming, expensive to defend and could divert management’s attention and resources. We maintain insurance against some, but not all, of these potential claims, and the levels of insurance we do maintain may not be adequate to fully cover any and all losses. We believe that, in the aggregate, the outcome of all current lawsuits and claims involving PPG, including asbestos-related claims in the event the settlement described in Note 13, “Commitments and Contingent Liabilities” under Item 8 of this Form 10-K does not become effective, will not have a material effect on PPG’s consolidated financial position or liquidity; however, such outcome may be material to the results of operations of any particular period in which costs, if any, are recognized. Nonetheless, the results of any future litigation or claims are inherently unpredictable, but such outcomes could have a material adverse effect on our results of operations, cash flow or financial condition.
Fluctuations in foreign currency exchange rates could affect our financial results.
We earn revenues, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues and expenses into U.S. dollars at the average exchange rate during each reporting period, as well as assets and liabilities into U.S. dollars at exchange rates in effect at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against other currencies will affect our net revenues, operating income and the value of balance sheet items denominated in foreign currencies. We use derivative financial instruments to reduce our net exposure to currency exchange rate fluctuations related to foreign currency transactions. However, fluctuations in foreign currency exchange rates, particularly the strengthening of the U.S. dollar against major currencies, could materially affect our financial results expressed in U.S. dollars. In 2015, this strengthening had an unfavorable impact on full year net sales and income before income taxes from the translation of these foreign earnings into U.S. dollars of approximately $1.1 billion and $120 million, respectively.
For many years, we have been a defendant in lawsuits involving claims alleging personal injury from exposure to asbestos.
Most of our potential exposure relates to allegations by plaintiffs that PPG should be liable for injuries involving asbestos containing thermal insulation products manufactured by Pittsburgh Corning Corporation (“PC”). PPG is a 50% shareholder of PC. We have entered into a settlement arrangement with several parties concerning these asbestos claims as discussed in Note 13, “Commitments and Contingent Liabilities,” under Item 8 of this Form 10-K. The arrangement remains subject to court proceedings and the satisfaction of

14 2015 PPG ANNUAL REPORT AND FORM 10-K

certain closing conditions. We are working with the court and the parties to finalize the arrangement in the first half of the 2016. If the arrangement is not finalized, the outcome could be material to the results of operations of any particular period.
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
PPG has a significant investment in global operations. This broad geographic footprint serves to lessen the significance of economic impacts occurring in any one region. Notwithstanding the benefits of geographic diversification, our ability to achieve and maintain profitable growth in international markets is subject to risks related to the differing legal, political, social and regulatory requirements and economic conditions of many countries. As a result of our operations outside the U.S., we are subject to certain inherent risks, including political and economic uncertainty, inflation rates, exchange rates, trade protection measures, local labor conditions and laws, restrictions on foreign investments and repatriation of earnings, and weak intellectual property protection. Our percentage of sales generated in 2015 by products sold outside the U.S. was approximately 58%.
Changes in the tax regimes and related government policies and regulations in the countries in which we operate could adversely affect our results and our effective tax rate.
As a multinational corporation, we are subject to various taxes in both the U.S. and non-U.S. jurisdictions.  Due to economic and political conditions, tax rates in these various jurisdictions may be subject to significant change.  Our future effective income tax rate could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets or changes in tax laws or their interpretation.  Recent developments, including the European Commission’s investigations on illegal state aid as well as the Organisation for Economic Co-operation and Development project on Base Erosion and Profit Shifting may result in changes to long-standing tax principles, which could adversely affect our effective tax rate or result in higher cash tax liabilities. If our effective income tax rate was to increase, our cash flows, financial condition and results of operations would be adversely affected.
Although we believe that our tax filing positions are appropriate, the final determination of tax audits or tax disputes may be different from what is reflected in our historical income tax provisions and accruals. If future audits find that additional taxes are due, we may be subject to incremental tax liabilities, possibly including interest and penalties, which could have a material adverse effect on our cash flows, financial condition and results of operations.
Business disruptions could have a negative impact on our results of operations and financial condition.
Unexpected events, including supply disruptions, temporary plant and/or power outages, work stoppages, natural disasters and severe weather events, computer system disruptions, fires, war or terrorist activities, could increase the cost of doing business or otherwise harm the operations of PPG, our customers and our suppliers. It is not possible for us to predict the occurrence or consequence of any such events. However, such events could reduce our ability to supply products, reduce demand for our products or make it difficult or impossible for us to receive raw materials from suppliers or to deliver products to customers.
Failure to successfully integrate acquired businesses into our existing operations could adversely affect our financial results.
Part of the Company’s strategy is growth through acquisitions, and we will likely acquire additional businesses and enter into additional joint ventures in the future. Growth through acquisitions and the formation of joint ventures involve risks, including:

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

2015 PPG ANNUAL REPORT AND FORM 10-K 15

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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The Company’s corporate headquarters is located in Pittsburgh, Pa. The Company’s manufacturing facilities, sales offices, research and development centers and distribution centers are located throughout the world. As of February 18, 2016, the Company operated 156 manufacturing facilities in 42 countries, and the principal manufacturing and distribution facilities were as follows:

Performance Coatings:
Amsterdam, Netherlands; Birstall, United Kingdom; Budapest, Hungary; Clayton, Australia; Delaware, Ohio; Dover, Del.; Gonfreville, France; Huntsville, Ala.; Huron, Ohio; Kunshan, China; Little Rock, Ark.; Milan, Italy; Mojave, Calif.; Moreuil, France; Shildon, United Kingdom; Sylmar, Calif.; Soborg, Denmark; Stowmarket, United Kingdom; Wroclaw, Poland; about 920 company-owned stores in North America; about 685 company-owned stores in the EMEA region, including 212 stores in France and 192 stores in the United Kingdom; about 100 company-owned stores in Latin America and about 40 company-owned stores in Australia.

Industrial Coatings:
Barberton, Ohio; Busan, South Korea; Cieszyn, Poland; Cleveland, Ohio; Lake Charles, La.; Oak Creek, Wis.; Quattordio, Italy; San Juan del Rio, Mexico; Sumaré, Brazil; Tianjin, China, and Zhangjiagang, China

Glass:	Carlisle, Pa.; Hoogezand, Netherlands; Wigan, United Kingdom; Shelby, N.C. and Wichita Falls, Texas
Including the principal manufacturing facilities noted above, the Company has manufacturing facilities in the following geographic areas:

United States:	42 manufacturing facilities in 19 states.
Other Americas:	23 manufacturing facilities in 5 countries.
EMEA:	64 manufacturing facilities in 27 countries.
Asia:	27 manufacturing facilities in 9 countries.
The Company’s principal research and development centers are located in Allison Park, Pa.; Cheswick, Pa.; Monroeville, Pa.; Shelby, N.C.; Burbank, Calif. and Tepexpan, Mexico.
The Company’s headquarters, certain distribution centers and substantially all company-owned paint stores are located in facilities that are leased while the Company’s other facilities are generally owned. Our facilities are considered to be suitable and adequate for the purposes for which they are intended and overall have sufficient capacity to conduct business in the upcoming year.
Item 3. Legal Proceedings
PPG is involved in a number of lawsuits and claims, both actual and potential, including some that it has asserted against others, in which substantial monetary damages are sought. These lawsuits and claims may relate to contract, patent, environmental, product liability, antitrust, employment and other matters arising out of the conduct of PPG’s current and past business activities. To the extent that these lawsuits and claims involve personal injury and property damage, PPG believes it has adequate insurance; however, certain of PPG’s insurers are contesting coverage with respect to some of these claims, and other insurers, as they had prior to the asbestos settlement described below, may contest coverage with respect to some of the asbestos claims if the settlement is not implemented. PPG’s lawsuits and claims against others include claims against insurers and other third parties with respect to actual and

16 2015 PPG ANNUAL REPORT AND FORM 10-K

contingent losses related to environmental, asbestos and other matters.
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
For many years, PPG has been a defendant in lawsuits involving claims alleging personal injury from exposure to asbestos. For a description of asbestos litigation affecting the Company and the terms and status of the proposed asbestos settlement arrangement, see Note 13, “Commitments and Contingent Liabilities” under Item 8 of this Form 10-K.
In the past, the Company and others have been named as defendants in several cases in various jurisdictions claiming damages related to exposure to lead and remediation of lead-based coatings applications. PPG has been dismissed as a defendant from most of these lawsuits and has never been found liable in any of these cases.
In December 2011, the United States Environmental Protection Agency (“EPA”) issued a Finding of Violation alleging that PPG’s Delaware, Ohio facility violated certain leak detection and repair requirements of the federal Clean Air Act. PPG and the EPA are engaged in discussions in an effort to try to resolve this matter with a negotiated consent decree.  As part of these settlement discussions, the EPA is currently seeking a civil penalty from PPG of approximately $397,000. Final resolution of these matters is subject to further negotiation between PPG and the EPA.  However, it is likely that the final penalty will exceed $100,000.
In July 2013, the EPA issued to PPG a Notice of Violation (“NOV”) alleging that the Company’s Barberton, Ohio facility violated certain air emission regulatory requirements of the federal Clean Air Act.  In February 2015, the EPA issued a second NOV to the Company alleging that the Company’s Barberton facility had failed to submit certain information requested by the EPA and that the facility exceeded certain air emission limits contained in the facility’s air emission permit.  PPG and the EPA are engaged in discussions in an effort to try to resolve this matter with a negotiated consent decree.  As part of these settlement discussions, the EPA is currently seeking a civil penalty from PPG of approximately $137,500. Final resolution of these matters is subject to further negotiation between PPG and the EPA.  However, it is likely that the final penalty will exceed $100,000.

Executive Officers of the Company
Set forth below is information related to the Company’s executive officers as of February 18, 2016.

Name	Age	Title
Charles E. Bunch(a)	66	Executive Chairman since September 2015
Michael H. McGarry (b)	57	President and Chief Executive Officer since September 2015
Viktoras R. Sekmakas (c)	55	Executive Vice President since September 2012
Frank S. Sklarsky (d)	59	Executive Vice President and Chief Financial Officer since August 2013
Glenn E. Bost II (e)	64	Senior Vice President and General Counsel since July 2010
Cynthia A. Niekamp (f)	56	Senior Vice President, Automotive Coatings since August 2010

(a)	Mr. Bunch served as Chairman and Chief Executive Officer from July 2005 until September 2015.

(b)
Mr. McGarry served as President and Chief Operating Officer from March 2015 until September 2015; Chief Operating Officer from August 2014 until March 2015; Executive Vice President from September 2012 through July 2014; and Senior Vice President, Commodity Chemicals from July 2008 until August 2012.

(c)
Mr. Sekmakas served as Senior Vice President, Industrial Coatings and President, Europe from September 2011 until August 2012; Senior Vice President, Industrial Coatings and President, Asia Pacific Coatings from August 2010 until September 2011; Vice President Industrial Coatings and President, Asia Pacific Coatings from March 2010 until August 2010; and President PPG Asia Pacific from July 2008 until March 2010.

(d)
Mr. Sklarsky was appointed Executive Vice President, Finance, in April 2013 when he joined PPG. Prior to joining PPG, Mr. Sklarsky was Executive Vice President and Chief Financial Officer of Tyco International, Ltd. from December 2010 until September 2012 and was Executive Vice President and Chief Financial Officer of Eastman Kodak Company from November 2006 until December 2010.

(e)	Mr. Bost served as Vice President and Associate General Counsel from July 2006 through June 2010.

(f)	Ms. Niekamp was appointed Vice President, Automotive Coatings in January 2009 when she joined PPG from BorgWarner, Inc. Ms. Niekamp will retire from PPG on April 1, 2016.

Item 4. Mine Safety Disclosures
Not Applicable.

2015 PPG ANNUAL REPORT AND FORM 10-K 17

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
Directors who are not also officers of the Company receive common stock equivalents pursuant to the PPG Industries, Inc., Deferred Compensation Plan for Directors (“PPG Deferred Compensation Plan for Directors”). Common stock equivalents are hypothetical shares of common stock having a value on any given date equal to the value of a share of common stock. Common stock equivalents earn dividend equivalents that are converted into additional common stock equivalents but carry no voting rights or other rights afforded to a holder of common stock. The common stock equivalents credited to directors under this plan are exempt from registration under Section 4(a)(2) of the Securities Act of 1933 as private offerings made only to directors of the Company in accordance with the provisions of the plan.
Under the PPG Deferred Compensation Plan for Directors, each director may elect to defer the receipt of all or any portion of the compensation paid to such director for serving as a PPG director. All deferred payments are held in the form of common stock equivalents. Payments out of the deferred accounts are made in the form of common stock of the Company (and cash as to any fractional common stock equivalent). The directors, as a group, were credited with 15,445; 25,724; and 33,540 common stock equivalents in 2015, 2014 and 2013, respectively, under this plan. The values of the common stock equivalents, when credited, ranged from $90.13 to $98.73 in 2015, $95.59 to $109.91 in 2014, and $69.28 to $91.96 in 2013.

Issuer Purchases of Equity Securities
Month	Total Number of Shares Purchased	Avg. Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Max. Number of Shares That May Yet Be Purchased Under the Programs
October 2015
Repurchase program	467,076	$102.94	467,076	10,759,915
November 2015
Repurchase program	930,165	$103.36	930,165	9,700,096
December 2015
Repurchase program	1,048,194	$100.90	1,048,194	9,309,064
Total quarter ended December 31, 2015
Repurchase program	2,445,435	$102.23	2,445,435	9,309,064
(1)In April 2014, PPG’s board of directors authorized a $2 billion repurchase program. The remaining shares that may yet to be purchased under the $2 billion repurchase program have been calculated based upon PPG’s closing stock price on the last business day of the respective month. These repurchase programs have no expiration date.

No shares were withheld in satisfaction of the exercise price and/or tax withholding obligation by holders of employee stock options who exercised options granted under the Company’s equity compensation plans in the fourth quarter of 2015.
Item 6. Selected Financial Data
The information required by Item 6 regarding the selected financial data for the five years ended December 31, 2015 is included in Exhibit 13.2 filed with this Form 10-K and is incorporated herein by reference. This information is also reported in the Five-Year Digest on page 84 of the Annual Report to shareholders.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
Below are our key financial results for the fiscal year ended December 31, 2015:

•	Net sales were $15.3 billion, consistent with the prior year, primarily due to unfavorable foreign currency translation (7%) offset by sales from acquired businesses (6%) and higher volumes (1%).

•	Cost of sales, exclusive of depreciation and amortization decreased 2% to $8.6 billion.

•	Selling, general and administrative expenses decreased 2% to $3.7 billion.

•	In April 2015, PPG approved a business restructuring program and recorded a $140 million charge. Partial year savings in 2015 totaled approximately $20 million.

•	Income before income taxes was $1.9 billion.

•	The effective tax rate for 2015 was 24.2%.

•	Net income from continuing operations was $1.4 billion and earnings per diluted share was $5.14.

•	Operating cash flow was $1.8 billion.

•	Capital expenditures, including acquisitions (net of cash acquired), was $796 million.

•	In April 2015, the Company raised the per-share dividend by 7%. In 2015, the Company paid $383 million in dividends and also repurchased approximately $750 million of its outstanding common stock.

18 2015 PPG ANNUAL REPORT AND FORM 10-K

Performance Overview
Net Sales

	December 31,			Percent Change
($ in millions, except percentages)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
The Americas
United States	$6,389	$6,323	$5,712	1.0%	10.7%
Other Americas	2,237	1,718	1,445	30.2%	18.9%
Europe, Middle East and Africa (EMEA)	4,270	4,802	4,650	(11.1)%	3.3%
Asia Pacific	2,434	2,517	2,458	(3.3)%	2.4%
Total	$15,330	$15,360	$14,265	(0.2)%	7.7%

2015 vs. 2014
Net sales decreased $30 million due to the following:
● Unfavorable foreign currency translation (7%)
Partially offset by:
● Net sales from acquired businesses (6%)
● Higher sales volumes (1%)
Foreign currency translation unfavorably impacted net sales by $1.1 billion as the U.S. dollar strengthened against most foreign currencies versus the prior year.
Acquired businesses added $941 million of sales in 2015, primarily Consorcio Comex S.A. de C.V. (“Comex”), supplemented by several other smaller acquisitions made in 2014 and 2015. In November 2015, Comex reached its one year anniversary and its net sales and income are reported as organic growth subsequent to its anniversary date.

Sales volume growth occurred primarily in the emerging regions and EMEA, while North America sales volumes declined less than 1%.

2014 vs. 2013
Net Sales increased $1.1 billion (8%) due to the following:
● Sales from acquired businesses (4%)
● Higher sales volumes (3%)
● Higher selling prices (1%)
Sales volume growth was fairly consistent across all regions, advancing 3.5% overall.
The sales volume growth was led by a 4.3% improvement in the U.S. and Canada. Asia-Pacific sales volumes also grew 3.9% and Latin America sales volumes grew 3.5% year-over-year. Sales for EMEA grew 2.4%, with growth primarily occurring in the first half of the year.

Acquired businesses added about $600 million of sales in 2014, primarily due to the first quarter 2014 sales of the North American architectural coatings business acquired in April 2013, as well as two months of Comex sales.

Cost of Sales, exclusive of depreciation and amortization

	December 31,			Percent Change
($ in millions, except percentages)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Cost of sales, exclusive of depreciation and amortization	$8,591	$8,791	$8,314	(2.3)%	5.7%
Cost of sales as a percentage of net sales	56.0%	57.2%	58.3%	(1.2)%	(1.1)%

2015 vs. 2014
Cost of sales, exclusive of depreciation and amortization, decreased $200 million (2%) due to the following:
● Foreign currency translation
● Lower manufacturing costs
Partially offset by:
● Cost of sales from acquired businesses
● Higher sales volumes

2014 vs. 2013
Cost of sales, exclusive of depreciation and amortization, increased $477 million (6%) due to the following:
● Higher sales volumes
● Cost of sales from acquired businesses
Partially offset by:
● Lower manufacturing costs
● Foreign currency translation

Selling, general and administrative expenses

	December 31,			Percent Change
($ in millions, except percentages)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Selling, general and administrative expenses	$3,679	$3,758	$3,486	(2.1)%	7.8%
Selling, general and administrative expenses as a percentage of net sales	24.0%	24.5%	24.4%	(0.5)%	0.1%

2015 vs. 2014
Selling, general and administrative expenses decreased $79 million (2%) primarily due to:
● Foreign currency translation
Partially offset by:
● Selling, general and administrative expenses from acquired businesses
● Overhead cost inflation

2014 vs. 2013
Selling, general and administrative expenses increased $272 million (8%) due to the following:
● Selling, general and administrative expenses from acquired businesses
● Overhead cost inflation

2015 PPG ANNUAL REPORT AND FORM 10-K 19

Other costs and income

	December 31,			Percent Change
($ in millions, except percentages)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Interest expense, net of Interest income	$86	$137	$153	(37.2)%	(10.5)%
Business restructuring	$140	$—	$98	NA	(100.0)%
Debt refinancing charge	$—	$317	$—	(100.0)%	NA
Other charges	$104	$221	$189	(52.9)%	16.9%
Other income	$(145)	$(260)	$(127)	(44.2)%	104.7%
Interest expense, net of Interest income
Interest expense, net of Interest income decreased $51 million in 2015 versus the prior year largely as a result of a debt refinancing undertaken in the fourth quarter of 2014.
Business restructuring
In 2015, PPG approved a business restructuring program which includes actions necessary to achieve cost synergies related to recent acquisitions. In addition, the program aims to further align employee levels and production capacity in certain businesses and regions based on current product demand, as well as reductions in various global administrative functions. A pre-tax restructuring charge of $140 million was recorded, of which about 85% represents employee severance and other cash charges. PPG expects these restructuring actions will result in full year, pre-tax savings of approximately $105 million by year 2017, including 2015 partial year savings of approximately $20 million. Refer to Note 7, "Business Restructuring" in Item 8 of this Form 10-K for additional information.
In 2013, the Company recorded a pre-tax restructuring charge of $98 million related to a restructuring plan focused on achieving cost synergies through improved productivity and efficiencies. All actions associated with the 2013 restructuring program are completed.
Debt refinancing
In 2014, the Company recorded a pre-tax charge of $317 million representing costs related to a debt refinancing undertaken to lower the Company's future interest costs. The charge consists of an aggregate make-whole cash premium of $179 million for the redemption of public notes, an aggregate cash premium of $43 million for debt redeemed through a tender offer, a realization of net unamortized losses of $89 million on interest rate swaps and forward starting swaps, and a balance of unamortized fees and discounts of $6 million related to the debt redeemed. Refer to Note 8, "Borrowings and Lines of Credit" in Item 8 of this Form 10-K for additional information.
Other charges
The Company recorded pre-tax environmental charges for the environmental remediation at a former chromium manufacturing plant and associated sites in New Jersey of $136 million and $89 million in 2014 and 2013, respectively.
Other Charges in 2015 and 2013 were lower than 2014 due to the timing and amount of these pre-tax environmental charges.
Other income
In 2014, PPG recorded a $22 million pre-tax gain on the divestiture of a flat glass production facility and a $94 million pre-tax gain on PPG's share of the gain recognized from the sale of an equity affiliate's business.

Other Income in 2015 and 2013 was lower than 2014 due to the absence of these benefits. Further, in 2015 Other Income was reduced by an equity affiliate debt refinancing transaction charge of $11 million.
Effective tax rate and earnings per share

	December 31,			Percent Change
($ in millions, except percentages)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Income tax expense	$456	$259	$253	76.1%	2.4%
Effective tax rate	24.2%	18.3%	20.6%	5.9%	(2.3)%
Adjusted effective tax rate, ongoing operations*	24.5%	23.9%	23.1%	0.6%	0.8%

Earnings per diluted share, continuing operations	$5.14	$4.05	$3.27	26.9%	23.9%
Adjusted earnings per diluted share*	$5.69	$4.88	$3.83	16.6%	27.4%
*See the Regulation G Reconciliation.
The effective tax rate for the year-ended December 31, 2015 was affected by a shift in PPG's global mix of earnings toward jurisdictions with higher statutory tax rates, due in part to recent acquisitions, including Comex.
Earnings per diluted share for the year ended December 31, 2015 grew consecutively from 2014 and 2013. The Company benefited from the 11.5 million shares of stock repurchased in 2013, the 7.6 million shares of stock repurchased during 2014 and the 7.0 million shares repurchased in 2015.
In addition, about 21.6 million shares were added to treasury stock as a result of the January 2013 exchange transaction that was part of the separation of PPG’s former commodity chemicals business.
On April 16, 2015, the PPG Board of Directors approved a 2-for-1 split of the Company’s common stock for all shareholders. The record date for the split was the close of business on May 11, 2015, and the additional shares were distributed on June 12, 2015. Each shareholder as of the date of record received one additional share of common stock for each share held. Historical per share and share data (except for shares on the balance sheet) in this Form 10-K give retroactive effect to the stock split. These reclassifications had no impact on our previously reported net income, total assets, cash flows or shareholders’ equity.

20 2015 PPG ANNUAL REPORT AND FORM 10-K

Regulation G Reconciliation - Results from Operations
PPG Industries believes investors’ understanding of the company’s operating performance is enhanced by the disclosure of net income, earnings per diluted share and the effective tax rate adjusted for nonrecurring charges. PPG’s management considers this information useful in providing insight into the company’s ongoing operating performance because it excludes the impact of items that cannot reasonably be expected to recur on a quarterly basis. Net income and earnings per diluted share adjusted for these items are not recognized financial measures determined in accordance with U.S. generally accepted accounting principles (GAAP) and should not be considered a substitute for net income or earnings per diluted share or other financial measures as computed in accordance with U.S. GAAP. In addition, adjusted net income, earnings per diluted share and the effective tax rate may not be comparable to similarly titled measures as reported by other companies.

Income before income taxes is reconciled to adjusted income before income taxes, the effective tax rate from continuing operations is reconciled to the adjusted effective tax rate from continuing operations and net income (attributable to PPG) and earnings per share – assuming dilution (attributable to PPG) are reconciled to adjusted net income (attributable to PPG) and adjusted earnings per share – assuming dilution below:

Year-ended December 31, 2015
($ in millions, except percentages and per share amounts)	Income Before Income Taxes	Tax Expense	Effective Tax Rate	Net income from continuing operations (attributable to PPG)	Earnings per diluted share
As reported, continuing operations	$1,882	$456	24.2%	$1,405	$5.14
Includes:
Charge related to business restructuring	140	34	24.3%	106	0.39
Charges related to transaction-related costs(1)	48	16	33.3%	32	0.11
Legacy pension settlement loss	7	2	28.6%	5	0.02
Charge related to equity affiliate debt refinancing	11	4	36.4%	7	0.03
Adjusted, continuing operations, excluding certain charges	$2,088	$512	24.5%	$1,555	$5.69

Year-ended December 31, 2014
($ in millions, except percentages and per share amounts)	Income Before Income Taxes	Tax Expense	Effective Tax Rate	Net income from continuing operations (attributable to PPG)	Earnings per diluted share
As reported, continuing operations	$1,416	$259	18.3%	$1,133	$4.05
Includes:
Charge related to debt refinancing	317	117	36.9%	200	0.72
Charges related to environmental remediation	138	52	37.7%	86	0.30
Charges related to transaction-related costs(1)	62	20	32.3%	42	0.16
Gain on asset dispositions	(116)	(43)	37.1%	(73)	(0.26)
Pension settlement loss	7	2	28.6%	5	0.02
Benefit from favorable foreign tax ruling	—	29		(29)	(0.11)
Adjusted, continuing operations, excluding certain charges	$1,824	$436	23.9%	$1,364	$4.88

Year-ended December 31, 2013
($ in millions, except percentages and per share amounts)	Income Before Income Taxes	Tax Expense	Effective Tax Rate	Net income from continuing operations (attributable to PPG)	Earnings per diluted share
As reported, continuing operations	$1,226	$253	20.6%	$950	$3.27
Includes:
Charges related to business restructuring	98	25	25.5%	73	0.25
Charges related to environmental remediation	101	37	36.6%	64	0.22
Charges related to transaction-related costs(1)	36	12	33.3%	24	0.08
Legacy pension settlement loss	18	5	27.8%	13	0.04
U.S. tax law change enacted in 2013	—	10		(10)	(0.03)
As reported, continuing operations, excluding certain charges	$1,479	$342	23.1%	$1,114	$3.83
(1) Transaction-related costs include advisory, legal, accounting, valuation, and other professional or consulting fees incurred to effect significant acquisitions, as well as similar fees and other costs to effect disposals not classified as discontinued operations. These costs also include the flow-through cost of sales of the step up to fair value of inventory acquired in acquisitions. These costs also include certain nonrecurring severance costs and charges associated with the Company’s business portfolio transformation.

2015 PPG ANNUAL REPORT AND FORM 10-K 21

Performance of Reportable Business Segments

Performance Coatings

	December 31,			$ Change		Percent Change
($ in millions, except per share amounts)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013	2015 vs. 2014	2014 vs. 2013
Net sales	$8,765	$8,698	$7,934	$67	$764	0.8%	9.6%
Segment income	$1,302	$1,205	$1,043	$97	$162	8.0%	15.5%

2015 vs. 2014
Performance Coatings net sales increased (1%) due to the following:
● Net sales from acquisitions (9%), largely Comex
● Selling prices were modestly higher
Partially offset by:
● Unfavorable foreign currency translation of approximately $700 million (8%)
● Lower sales volumes (1%)
Architectural coatings - EMEA sales volumes declined 1%. Demand was inconsistent throughout the region with modest growth continuing in certain countries, including the U.K., while several other countries experienced lower demand, including France.

Protective and marine coatings net sales volumes were slightly higher year-over-year. Sales for the business increased due to acquisition-related sales synergies from the Comex acquisition offset by unfavorable foreign currency translation.

Organic sales growth continued in aerospace coatings, aided by increased end-use market demand, but moderated versus the prior period reflecting the strong growth the business has delivered the past several years. Automotive refinish coatings sales volume growth was higher, with solid growth trends in the U.S. and Canada.

Excluding the impacts of acquisitions and currency, architectural coatings - Americas and Asia Pacific net sales were lower versus 2014. The year-over-year sales comparison was negatively impacted in the U.S. and Canada by several new PPG product pipeline fills at major customers in the previous year, as well as customer inventory management by most U.S. and Canadian retail customers and independent dealers at the end of a modest paint season. Organic sales growth in the recently acquired Comex architectural coatings business was a high-single-digit percentage, but was partially mitigated by unfavorable foreign currency translation caused by the impact of a weaker Mexican peso versus the U.S. dollar.

Segment income increased $97 million (8%) primarily due to acquisitions, lower manufacturing costs and modestly higher selling prices, partially offset by unfavorable foreign currency translation and lower sales volumes.

2014 vs. 2013
Performance Coatings net sales increased (10%) due to the following:
● Net sales from acquisitions (8%), which included the 2013 acquisition of a North American architectural coatings business and Comex
● Selling prices increased modestly
● Sales volumes, excluding acquisitions, advanced nearly 2% across all major regions
Partially offset by:
● Unfavorable currency translation of $60 million
Architectural coatings-EMEA sales volumes improved by low-single digit percentages year-over-year aided by partial demand recovery in some regions and in comparison to strengthening prior year levels. Sales volume improvement occurred early in the year, aided by favorable weather conditions, which was partially offset by lower year-over-year sales volumes late in the year.

The protective and marine coatings business experienced modest sales improvement, driven primarily by sales volume increases in the North American and European protective markets. Marine new-build sales volumes were negative early in the year, but positive late in the year.

The aerospace coatings and automotive refinish businesses both delivered slightly higher sales volumes year-over-year in each major region. Demand trends in the overall aerospace industry continued to remain favorable globally. Automotive refinish coatings sales growth was supported by higher emerging region activity and solid growth in the developed regions, including benefits from the expansion of the vehicle parc in Asia, higher North American demand and a partial demand recovery in Europe.

Excluding the impacts of acquisitions and currency, architectural coatings, America and Asia Pacific, net sales were up modestly year over year.
Segment income increased $162 million (16%) primarily due to the increase in organic net sales and acquisitions, including the further realization of cost synergies, partially offset by cost inflation.

Looking Ahead
In the first quarter of 2016, we expect recently completed acquisitions to add $25 million to $30 million to net sales. We also expect sales volume growth to continue in the architectural coatings - EMEA business in the first quarter of 2016; although, we expect results to vary by country. In addition, the protective and marine coatings business is expected to deliver modest year-over-year volume growth in the first quarter 2016. For the aerospace coatings business, we anticipate sales volume performance to be in line with industry rates as customer order patterns return to normal levels. In our architectural coatings Americas and Asia Pacific business, we are implementing various initiatives in our North American "Do it Yourself" business, consistent with PPG's multi-year rebranding strategy announced in 2015. These initiatives include investments in new product labeling and improved store displays, along with associated growth-oriented initiatives, which will result in incremental costs of approximately $15 million. Additionally, based on current exchange rates, we expect foreign currency translation on segment sales and income to be less unfavorable sequentially versus the fourth quarter of 2015 and year-over-year as the Euro and other major currencies weakened during 2015.

22 2015 PPG ANNUAL REPORT AND FORM 10-K

Industrial Coatings

	December 31,			$ Change		Percent Change
($ in millions, except per share amounts)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013	2015 vs. 2014	2014 vs. 2013
Net sales	$5,476	$5,552	$5,264	$(76)	$288	(1.4)%	5.5%
Segment income	$985	$951	$824	$34	$127	3.6%	15.4%

2015 vs. 2014
Industrial Coatings segment net sales decreased (1%) due to the following:
● Unfavorable foreign currency translation of nearly $400 million (8%)
● Lower sales prices (1%)
Partially offset by:
● Net sales from acquired businesses (4%)
● Higher sales volumes (3%), with growth in all regions, led by Asia-Pacific and EMEA
PPG’s global automotive OEM coatings business achieved sales volume growth in all regions, with an aggregate business unit growth rate of a high-mid-single-digit percentage year-over-year in comparison with the global auto industry production growth rate of approximately 2%. PPG sales volume growth was led by strong European and Asian demand. PPG continues to benefit from the adoption of new technologies and ongoing focus on customer service and customer process improvement initiatives.

Sales volumes declined modestly in PPG’s general industrial coatings and specialty coatings and materials businesses in comparison to strong volume growth in the prior year period. Demand was mixed across various end-use markets and regions.

Global packaging coatings sales volumes were up a high-mid-single-digit percentage, aided by new product introductions and continued emerging region growth.
Segment income increased $34 million (4%) primarily due to lower manufacturing costs, higher sales volumes and acquisitions, partially offset by unfavorable foreign currency translation.

2014 vs. 2013
Industrial Coatings segment net sales increased (6%) due to the following:
● Sales volume growth (6%) in all regions, led by North America
PPG’s global automotive OEM business grew net sales by a high-single-digit percentage year-over-year and continued a multi-quarter trend of outperforming global industry growth.
Growth accelerated in the industrial coatings business, aided by continued North American and emerging region strength, and European demand remained positive year-over-year.
Specialty coatings and materials net sales grew year-over-year aided by higher sales volumes in OLED materials, optical materials, precipitated silicas and Teslin substrate.
Packaging coatings year-over-year net sales were lower, reflecting continued weakness in Europe.
Segment income increased $127 million (15%) primarily due to the benefit from sales volume growth and lower manufacturing costs as a result of our continued focus on increased productivity and efficiency.

Looking ahead
In the first quarter of 2016, we expect recently completed acquisitions to add between $80 million and $90 million to net sales. We expect modest automotive industry production growth worldwide in the first quarter of 2016, with growth in all regions except South America. For the packaging coatings business, we expect a continued industry shift toward BPA non-intent (BPA-NI) products on the inside of food and beverage cans globally, resulting in sustained PPG sales volume growth in early 2016. Overall, we expect modest general industrial sales volume growth to continue, but to likely remain varied by region and industrial sub-sector. Additionally, based on current exchange rates, we expect foreign currency translation on segment sales and income to be less unfavorable sequentially versus the fourth quarter of 2015 and year-over-year as the Euro and other major currencies weakened during 2015.

2015 PPG ANNUAL REPORT AND FORM 10-K 23

Glass

	December 31,			$ Change		Percent Change
($ in millions, except per share amounts)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013	2015 vs. 2014	2014 vs. 2013
Net sales	$1,089	$1,110	$1,067	$(21)	$43	(1.9)%	4.0%
Segment income	$137	$81	$56	$56	$25	69.1%	44.6%

2015 vs. 2014
Glass segment net sales decreased (2%) due to the following:
● Lower sales stemming from a 2014 flat glass production facility divestiture (5%)
● Unfavorable foreign currency translation (4%)
Partially offset by:
● Higher selling prices (4%)
● Higher sales volumes (3%)
Flat glass organic sales grew modestly year-over-year aided by continued strong non-residential construction demand and improved pricing. Additionally, product mix was favorable from higher value-added and specialty glass stemming from end-use market growth coupled with an internal product mix shift related to the 2014 facility divestiture.
Fiber glass sales volumes increased a low-single-digit percentage in the U.S. market. Selling prices improved modestly year-over-year in the U.S. and Europe.

Segment income increased $56 million (69%) due to favorable flat glass product mix and lower manufacturing costs stemming from the reduction in PPG's system-wide flat glass capacity. Segment income was partially offset by weak manufacturing cost performance related to challenges at the Fresno, Ca flat glass facility. The facility was subject to a force majeure in the third quarter of 2015 due to manufacturing issues and is undergoing a major repair commencing in the first quarter of 2016. Segment income was also unfavorably impacted by higher pension costs.

2014 vs. 2013
Glass segment net sales increased (4%) due to the following:
● Higher selling prices (2%)
● Higher sales volumes (3%)
Partially offset by:
● Unfavorable foreign currency translation (1%)
Sales volumes in flat glass reflect improvements in residential and non-residential end-use market demand, partly offset by unfavorable currency translation, primarily the Canadian dollar.
Fiber glass sales volumes were higher year over year led by Europe, partly offset by declines in the U.S.

Segment income increased $25 million (45%) due to lower manufacturing costs and the increase in organic sales partially offset by higher costs stemming from scheduled maintenance projects. Higher natural gas-based energy costs early in the year were also a negative factor, although this impact declined later in the year.

Looking ahead
In the first quarter of 2016, we expect a relatively stable industry demand environment for the flat glass business, with lower PPG sales due to the Fresno facility maintenance outage. The maintenance expenses associated with the Fresno repair project are expected to be approximately $8 million. We anticipate fiber glass demand to be in line with the prior year. Additionally, based on current exchange rates, we expect foreign currency translation on segment sales and income to be less unfavorable sequentially versus the fourth quarter of 2015 and year-over-year as the Euro and other major currencies weakened during 2015.

24 2015 PPG ANNUAL REPORT AND FORM 10-K

Review and Outlook
During 2015, overall economic conditions remained mixed among the major global economies and across the various end-use markets PPG supplies. Despite the uneven overall market conditions, PPG’s aggregate sales volumes grew about 1%. In addition to the organic growth, acquisitions, led by Comex, contributed significantly to the Company sales, adding about 6% to net sales. These net sales additions were offset by 7% unfavorable foreign currency translation as the U.S. dollar strengthened versus most major foreign currencies.
The U.S. and Canada remained PPG’s largest region representing 46% of 2015 sales. During 2015, industrial activity was mixed by end-use market and by country, with modestly positive trends in the U.S., and lower demand in Canada largely due to lower commodity and energy prices. Certain consumer-facing industries, like automotive OEM, continued to expand. These gains were driven by lower unemployment rates and rising consumer disposable income, partly related to lower energy prices.
In addition to overall market gains, PPG’s leading products continued to gain broader market acceptance. Consistent with previous years, PPG automotive OEM coatings continued to outpace regional industry growth. In packaging coatings, PPG’s new interior can coatings contributed to above-market end-use growth rates, and PPG’s waterborne refinish coatings, continued to be a major factor in new customer adoption within the region.
Construction spending in the region continued to recover in a measured manner, building on the recovery in recent years. U.S. housing starts grew over 10% during the year and were supplemented by continued improvement in the residential remodeling market. Non-residential construction demand recovered as well, although the results were mixed across the different U.S. regions. Although smaller in size, Canadian construction market demand declined as regional gross domestic product (GDP) in the country was negative for a large portion of the year reflecting the impact from falling global energy prices, which is an important element of the Canadian economy.
European economic activity continued to modestly strengthen and broaden throughout the year. In general, economic factors, including GDP and industrial production, improved within the region. Demand remained mixed by country as some European countries experienced relatively strong growth rates while others were flat or declined. Regional demand for PPG products also strengthened throughout the year, with first quarter year-over-year sales volumes growing one percent, and performance steadily improving during the year ending with about 3% growth in the fourth quarter. Demand for PPG’s products in several end-use markets aided PPG’s overall regional growth rate, including automotive OEM and refinish coatings, aerospace coatings, and protective and marine coatings.
Europe remains a very large region for PPG, representing just under 30% of PPG’s 2015 sales, down slightly versus the prior year due to the impact of lower currency exchange rates and the addition of acquisition-related sales in other PPG regions. Company coatings sales volumes in the region are still down about 17%, or just under $900 million, when compared to 2008 pre-recession levels, reflecting economic weakness in the years during and following the recession, without a substantive recovery since. From a currency perspective, the Euro and other currencies in the region weakened considerably against the U.S. dollar, resulting in unfavorable currency translation for the Company.
The emerging market regions of Asia and Latin America represented 26% of PPG’s 2015 sales versus 22% in 2014. This expansion was primarily due to the Comex acquisition that was completed in November 2014. In the aggregate, emerging region economies continued to expand during 2015, but at a lower rate than the previous year. Within the emerging regions, growth rates varied considerably by country. PPG sales volume growth of 4% in Asia was partly offset by a decline of less than 1% in Latin America.
Asia was the largest emerging region with sales of about $2.4 billion, led by China which remained PPG’s second largest individual country from a sales perspective in 2015. The largest gains in Asia were in the Industrial Coatings segment, including the benefit of 5% industry growth in Chinese automotive production. Offsetting these improvements was muted demand in several general industrial end-use markets, including heavy-duty equipment and construction-related metal products. In addition to the Industrial Coatings gains, protective and marine coatings, aerospace coatings, and other businesses experienced increased sales volumes.
Demand in the Latin American economies was bifurcated, with economic growth continuing in Mexico, aided by increased industrial production. This was partly offset by economic contraction in South America, particularly in Brazil, due to high inflation and unemployment rates. Also, weakening South American currencies versus the U.S. dollar were unfavorable to PPG net sales.
Looking ahead to 2016, we anticipate PPG volume growth rates to improve in each region and in aggregate versus the prior year. We expect broadening growth to continue in Europe, including a continuation of demand growth in automotive OEM and packaging coatings. We expect moderate growth trends to remain in most end-use markets in the U.S, with Canada stabilizing at lower demand levels. We anticipate emerging regions growth to remain mixed, but for PPG to post solid aggregate growth based on the specific end-use markets and countries that the Company supplies.
In November 2014, PPG completed the acquisition of Comex, Mexico’s leading architectural coatings company. The Company targeted $45 million to $50 million in annual savings from business synergies. Throughout 2015, PPG executed actions to capture these synergies and achieved the targeted annual run-rate savings. In addition to cost synergies, the company expects to realize $40 million to $50 million of annual revenue synergies related to the sale of legacy PPG products through Comex’s distribution network. Also anticipated are other additional annual revenue synergies of $60 million to $70 million in Central America by 2019.
During 2015, PPG announced a $140 million corporate restructuring program, with anticipated annual savings of about $105 million once fully implemented. The impact and expected cost saving encompass all major regions and most business units. The company achieved approximately $20 million (pre-tax) in restructuring-related savings in 2015 and expects to recognize an incremental $60 million to $70 million in additional restructuring savings in 2016. We expect substantially all 2015 restructuring actions to be completed in 2016. PPG

2015 PPG ANNUAL REPORT AND FORM 10-K 25

remains aggressive with respect to cost management, and will continually monitor the company’s cost structure relative to projected regional and end use-market demand levels. The Company will proactively make adjustments to its cost structure as appropriate.
Raw materials are a significant input cost in the manufacture of coatings. PPG typically experiences fluctuating prices for energy and raw materials driven by various factors, including supply and demand imbalances, global industrial activity levels, changes in supplier feedstock costs and inventories, and foreign currency exchange rates. Given the recent volatility in certain energy-based input costs and foreign currencies, the Company is not able to predict with certainty the 2016 full year impact of related changes in raw material pricing. Also, given the distribution nature of many of our businesses, logistics and distribution costs are sizable, as are wages and benefits to a lesser degree. In aggregate, raw material feedstock prices in 2015 were lower, including oil-related products. Since oil is traded in U.S. dollars globally, the strengthening of the dollar against a wide variety of foreign currencies muted some of the oil-related benefits in certain regions, and in certain cases resulted in inflationary raw material prices.
Pension and postretirement benefit costs, excluding curtailments and special termination benefits, were $173 million in 2015, up $50 million from $123 million in 2014. This change was principally due to a change in the mortality rates utilized to estimate the pension costs. In 2016, the Company will change the method it uses to estimate the service and interest cost components of net periodic benefit cost for pension and other postretirement benefit costs for substantially all of its U.S. and foreign plans. Historically, the service and interest cost components were estimated using a single weighted-average discount rate derived from the yield curve used to measure the projected benefit obligation at the beginning of the period. The Company has elected to use a full yield curve approach (“Split-rate”) to estimate these components of benefit cost by applying specific spot rates along the yield curve used to determine the benefit obligation to the relevant projected cash flows. The Company will make this change to improve the correlation between projected benefit cash flows and the corresponding yield curve spot rates and to provide a more precise measurement of service and interest costs. This change does not affect the measurement of the Company’s total benefit obligations. The Company will account for this change as a change in estimate and, accordingly, will recognize its effect prospectively beginning in fiscal year 2016. We expect 2016 defined benefit expense to decrease by approximately $20 million to $25 million. During 2015, PPG's cash contributions to defined benefit pension plans totaled $289 million. Total cash contributions to global defined benefit pension plans were $41 million and $174 million in 2014 and 2013, respectively. We expect to make mandatory contributions to our non-U.S. plans in the range of $35 million to $40 million in 2016. We may also make voluntary contributions to our U.S. pension plans in 2016 and beyond.
In aggregate, the Company selling prices were flat in 2015 reflecting employee-related cost inflation, with energy-related cost inputs providing an offset. While selective pricing actions are currently planned in 2016, the Company expects flat aggregate pricing again in 2016.

A variety of foreign currencies weakened throughout 2015 versus the U.S. dollar. For 2015, foreign currency translation unfavorably impacted sales by $1.1 billion and pre-tax income by about $120 million. Based on mid-January 2016 exchange rates, the Company expects year-over-year currency translation to unfavorably impact 2016 sales by $550 million to $600 million, and 2016 pre-tax income by about $70 million to $80 million. Since mid-January, certain foreign currencies have strengthened versus the U.S. dollar, as the foreign currency environment continues to be volatile. Thus, the foreign currency impact on 2016 net sales and pre-tax income could differ from the mid-January guidance. The Company generally purchases raw materials, incurs manufacturing costs and sells finished products in the same currency, so it typically incurs modest transactional-related currency impacts to earnings.
The Company expects Interest expense, net of Interest income in 2016 to be approximately $20 million higher than 2015 due to debt issuances during 2015. We also expect somewhat lower Interest income in 2016.
We expect our adjusted effective tax rate from continuing operations to be in the range of 24.5% to 25.5% in 2016. This rate is slightly higher than the equivalent 2015 rate primarily due to a shift in the mix of earnings to jurisdictions with higher statutory tax rates. Other factors may impact the 2016 tax rate positively or negatively throughout the year, including changes to various tax regulations around the world.
Over the past five years, the Company has used $3.5 billion of cash to repurchase about 49 million shares of stock. The Company ended the year with approximately $920 million remaining under its current share repurchase authorization. During 2015, the Company deployed over $400 million for acquisitions (purchase price) and nearly $400 million for dividends. PPG increased its annual per-share dividend by 7% in 2015, marking the 44th annual increase and the 116th consecutive year of dividend payments. In January 2015, the Company announced a cash deployment target for acquisitions and share repurchases of between $1.5 billion and $2.5 billion for years 2015 and 2016 combined. The Company adjusted this range in September 2015 to reflect the year-to-date pace of cash deployment to between $2.0 billion and $2.5 billion. The Company expects continued strong free cash generation in 2016.
Accounting Standards Adopted in 2015
Note 1, “Summary of Significant Accounting Policies,” under Item 8 of this Form 10-K describes the Company’s recently adopted accounting pronouncements.
Accounting Standards to be Adopted in Future Years
Note 1, “Summary of Significant Accounting Policies,” under Item 8 of this Form 10-K describes accounting pronouncements that have been promulgated prior to December 31, 2015 but are not effective until a future date.

26 2015 PPG ANNUAL REPORT AND FORM 10-K

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
The Company continues to analyze, assess and remediate the environmental issues associated with PPG’s former chromium manufacturing plant in Jersey City, N.J. and associated sites (“New Jersey Chrome”). Information will continue to be generated from the ongoing groundwater remedial investigation activities related to New Jersey Chrome and will be incorporated into a final draft remedial action work plan for groundwater expected to be submitted to the New Jersey Department of Environmental Protection no later than 2020.
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

Cash and Cash Equivalents and Short Term Investments

($ in millions)	December 31,
	2015	2014
Cash and cash equivalents	$1,311	$686
Short term investments	144	497
Total	$1,455	$1,183
Summary Cash Flow Information

($ in millions, except percentages)	December 31,			Percent Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Cash from operating activities - continuing operations	$1,837	$1,807	$1,562	1.7%	15.7%
Cash (used for) from investing activities - continuing operations	$(395)	$(856)	$22	(53.9)%	(3,990.9)%
Cash used for financing activities - continuing operations	$(754)	$(929)	$(1,893)	(18.8)%	(50.9)%
Cash from operating activities - continuing operations
Increases in cash from continuing operating activities in 2015 compared to 2014 and in 2014 compared to 2013 were aided by higher income from continuing operations, including income from acquired businesses.
Operating Working Capital
Operating Working Capital is a subset of total working capital and represents (1) receivables from customers, net of allowance for doubtful accounts, (2) inventories, and (3) trade liabilities. See Note 3, “Working Capital Detail” under Item 8 of this Form 10-K for further information related to the components of the Company’s Operating Working Capital. We believe Operating Working Capital represents the key components of working capital under the operating control of our businesses. Operating Working Capital at December 31, 2015 and 2014 was $2.3 billion and $2.5 billion, respectively.
A key metric we use to measure our working capital management is Operating Working Capital as a percentage of sales (fourth quarter sales annualized).

($ in millions, except percentages)	2015	2014
Trade Receivables, net	$2,413	$2,366
Inventories, FIFO	1,868	2,007
Trade Creditor’s Liabilities	1,940	1,919
Operating Working Capital	$2,341	$2,454
Operating Working Capital as % of Sales	15.8%	16.5%
Operating working capital at December 31, 2015 decreased $113 million compared with the prior year. Trade receivables from customers, net, as a percentage of 2015 fourth quarter sales, annualized, was 16.3%, up slightly from 16.0% for 2014. Days sales outstanding was 54 days in 2015, consistent with 2014. Inventories on a FIFO basis as a percentage of 2015 fourth quarter sales, annualized, was 12.6% compared to 13.5% in 2014. Inventory turnover was 4.9 times in 2015 and 4.8 times in 2014.
Cash outlays related to environmental remediation were $109 million, $165 million, and $111 million in 2015, 2014 and 2013, respectively. We expect cash outlays in 2016 to be between $40 million and $60 million.

2015 PPG ANNUAL REPORT AND FORM 10-K 27

Defined Benefit Pension Plan Contributions

($ in millions)	December 31,
	2015	2014	2013
U.S. defined benefit pension voluntary contributions	$250	$2	$50
Non-U.S. defined benefit pension plans	$39	$39	$124
We did not have a mandatory contribution to our U.S. defined benefit pension plans in 2015, 2014 or 2013, and we do not expect to be required to make contributions to our U.S. defined benefit pension plans in 2016. Some contributions to our non-U.S. defined benefit pension plans were required by local funding requirements. We expect to make mandatory contributions to our non-U.S. plans in the range of $35 million to $40 million in 2016. We may also make voluntary contributions to our U.S. pension plans in 2016 and beyond.
Cash used for investing activities - continuing operations
Total Capital Spending, Including Acquisitions

($ in millions, except percentages)	December 31,			Percent Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Capital spending (1)	$476	$587	$494	(18.9)%	18.8%
Capital spending, business acquisitions, net of cash acquired (2)	$320	$2,113	$983	(84.9)%	115.0%
Total capital spending, including acquisitions	$796	$2,700	$1,477	(70.5)%	82.8%
Capital spending, excluding acquisitions as a percentage of sales	3.1%	3.8%	3.5%	(18.4)%	8.6%

(1)	Includes modernization and productivity improvements, expansion of existing businesses and environmental control projects

(2)	Excluding cash acquired, Capital spending, business acquisitions totaled $440 million, $2,183 million and $997 million in 2015, 2014 and 2013, respectively.
Spending related to modernization and productivity improvements, expansion of existing businesses and environmental control projects is expected to be in the range of 3.0% to 3.5% of sales during 2016.
A primary focus for the Company in 2016 will continue to be prudent cash deployment focused on profitable income growth, including pursuing opportunities for additional strategic acquisitions.
In 2015, the Company spent $320 million, net of cash acquired, to make several strategic bolt-on business acquisitions with a total purchase price of $440 million. PPG also acquired approximately $40 million of third party debt.
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
Cash used for financing activities - continuing operations
Share Repurchase Activity

($ in millions, except number of shares)	December 31,
	2015	2014	2013
Number of shares repurchased (millions)	7.0	7.6	11.5
Cost of shares repurchased	$751	$750	$1,000
We anticipate completing additional share repurchases during 2016. The Company has approximately $920 million remaining under the current authorization from the Board of Directors, which was approved in 2014. The current authorized repurchase program has no expiration date.
Dividends paid to shareholders

($ in millions)	December 31,
	2015	2014	2013
Dividends paid to shareholders	$383	$361	$345
PPG has paid uninterrupted annual dividends since 1899, and 2015 marked the 44th consecutive year of increased annual per-share dividend payments to shareholders. The Company raised its per-share dividend by 7% to $0.36 per-share in April 2015.
Debt Issued and Repaid
In January 2016, PPG repaid its $250 million 1.9% notes upon their maturity, using cash on hand.
In June 2015, PPG's €300 million notes matured, upon which the Company paid $336 million to settle these obligations using cash on hand.
In March 2015, PPG completed a public offering of €600 million 0.875% Notes due 2022 and €600 million 1.400% Notes due 2027. These notes were issued pursuant to PPG’s existing shelf registration statement. The aggregate cash proceeds from the notes, net of discounts and fees, was approximately $1.24 billion.  The proceeds were used to repay outstanding borrowings and for general corporate purposes.
In the fourth quarter of 2014, PPG completed a debt refinancing which involved paying approximately $1.7 billion to redeem public notes which was funded by cash on hand and cash proceeds of approximately $1.2 billion from several debt issuances described below.
In November 2014, PPG completed a public offering of $300 million in principal amount of its 2.30% Notes due 2019. These notes were issued pursuant to PPG’s existing shelf registration statement. Also in November 2014, PPG entered into three Euro-denominated borrowings as follows:

•	3-year €500 million, EURIBOR based variable rate bank loan

•	15-year €80 million 2.5% fixed interest note

•	30-year €120 million 3.0% fixed interest note.

28 2015 PPG ANNUAL REPORT AND FORM 10-K

In 2013, PPG repaid its $600 million 5.75% notes upon maturity, using cash on hand.
The ratio of total debt, including capital leases, to total debt and equity was 46% at December 31, 2015 up from 44% in 2014.
In December 2015, PPG entered into a five-year credit agreement (the “Credit Agreement”) with several banks and financial institutions as further discussed in Note 8, “Borrowings and Lines of Credit” under Item 8 of this Form 10-K. The Credit Agreement replaces the Company's existing Five Year Credit Agreement dated as of September 12, 2012. The Credit Agreement provides for a $1.8 billion unsecured revolving credit facility. The Credit Agreement will terminate on December 18, 2020. During the years ended December 31, 2015 and 2014, there were no borrowings outstanding under the existing or the prior Credit Agreement.
In addition to the amounts available under the lines of credit, the Company has an automatic shelf registration statement on file with the SEC pursuant to which it may issue, offer and sell from time to time on a continuous or delayed basis any combination of securities in one or more offerings.
See Note 8, “Borrowings and Lines of Credit,” under Item 8 of this Form 10-K for information regarding notes entered entered into and repaid as well as details regarding the use and availability of committed and uncommitted lines of credit, letters of credit, guarantees and debt covenants.
Contractual Obligations
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

		Obligations Due In:
($ in millions)	Total	2016	2017-2018	2019-2020	There-after
Contractual Obligations
Long-term debt	$3,807	$251	$662	$795	$2,099
Short-term debt	29	29	—	—	—
Commercial paper	459	—	—	459	—
Capital lease obligations	30	3	6	5	16
Operating leases	787	177	266	146	198
Interest payments(1)	1,177	107	190	169	711
Pension contributions(2)	40	40	—	—	—
Unconditional purchase commitments(3)	288	100	89	36	63
Other commitments	37	—	—	37	—
Total	$6,654	$707	$1,213	$1,647	$3,087

Asbestos Settlement(4)
Aggregate cash payments	$825	$485	$67	$91	$182
PPG stock and other	290	290	—	—	—
Total	$1,115	$775	$67	$91	$182

(1)	Includes interest on all outstanding debt.

(2)	Includes the high end of the range of the expected mandatory pension contributions for 2016 only, as PPG is unable to estimate the pension contributions beyond 2016.

(3)
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

In January 2016, all pending appeals of the Pittsburgh Corning Plan of Reorganization were withdrawn. Under the plan, PPG and its participating insurers will make initial contributions to the asbestos trust established by the plan within 30 business days after the plan becomes effective and all conditions to funding have been met. PPG anticipates that those conditions to funding will be satisfied and funding will take place in the first half of 2016. Refer to Note 13, “Commitments and Contingent Liabilities” under Item 8 of this Form 10-K for additional information.
Other Liquidity Matters
At December 31, 2015, the total amount of unrecognized tax benefits for uncertain tax positions, including an accrual of related interest and penalties along with positions only impacting the timing of tax benefits, was approximately $90 million. The timing of payments will depend on the progress of examinations with tax authorities. PPG does not expect a significant tax payment related to these obligations within the next year. The Company is unable to make a reasonably reliable estimate as to when any significant cash settlements with taxing authorities may occur.
The Company has $5.0 billion of undistributed earnings of non-U.S. subsidiaries as of December 31, 2015 and 2014.  These amounts relate to approximately 225 subsidiaries in more than 60 taxable jurisdictions. As discussed in Note 2, “Acquisitions and Dispositions,” PPG recorded a deferred U.S. income tax liability on the foreign earnings generated from the sale of its Transitions Optical joint venture in 2014. At December 31, 2015 and 2014, the expected future tax cost to repatriate these earnings totaled $142 million and $247 million, respectively. No significant deferred U.S. income taxes have been provided on the remaining $4.2 billion of PPG’s undistributed earnings as they are considered to be reinvested for an indefinite period of time or will be repatriated when it is tax effective to do so. The Company estimates repatriation of undistributed earnings of non-U.S. subsidiaries as of December 31, 2015 and 2014 would have resulted in a U.S. tax cost of approximately $375 million and $200 million, respectively.
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

2015 PPG ANNUAL REPORT AND FORM 10-K 29

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
Defined Benefit Pension and Other Postretirement Benefit Plans
Accounting for pensions and other postretirement benefits involves estimating the cost of benefits to be provided well into the future and attributing that cost over the time period each employee works. To accomplish this, we make extensive use of assumptions about inflation, investment returns, mortality, turnover, medical costs and discount rates. The Company has established a process by which management reviews and selects these assumptions annually. See Note 12, “Employee Benefit Plans,” under Item 8 for information on these plans and the assumptions used.
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

Goodwill and Intangible Assets
The Company tests indefinite-lived intangible assets and goodwill for impairment annually by either performing a qualitative evaluation or a quantitative test. The qualitative evaluation is an assessment of factors to determine whether it is more likely than not that the fair values of a reporting unit or asset is less than its carrying amount. Fair values under the quantitative test are estimated using discounted cash flow methodologies that are based on projections of the amounts and timing of future revenues and cash flows. For more information on these matters, see Note 1, “Summary of Significant Accounting Policies,” under Item 8 of this Form 10-K.
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
Currency
Throughout 2015 and the last six months of 2014, the U.S. dollar strengthened over prior year comparable periods against the currencies in most countries in which PPG operates, most notably the Euro and the Mexican Peso. As a result, consolidated net assets at December 31, 2015 and 2014 decreased by $704 million and $623 million, respectively.
Comparing exchange rates during 2015 to those of 2014, in the countries in which PPG operates, the U.S. dollar was stronger overall, which had an unfavorable impact on full year 2015 income before income taxes from the translation of these foreign earnings into U.S. dollars of approximately $120 million.
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

30 2015 PPG ANNUAL REPORT AND FORM 10-K

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
Foreign Currency Risk
We conduct operations in many countries around the world. Our results of operations are subject to both currency transaction and currency translation risk. Foreign currency forward contracts outstanding during 2015 and 2014 were generally designated as a hedge of PPG’s exposure to foreign currency transaction risk. As of December 31, 2015 and 2014, the fair value of these contracts was immaterial. The potential reduction in PPG’s income from continuing operations resulting from the impact of adverse changes in exchange rates on the fair value of its outstanding foreign currency hedge contracts of 10% for European and Canadian currencies and 20% for Asian and Latin American currencies for the years ended December 31, 2015 and 2014 would have been $29 million and $24 million, respectively.

As of December 31, 2015 and 2014, PPG had U.S. dollar to Euro cross currency swap contracts with a total notional amount of $560 million outstanding. As of December 31, 2015 and 2014, the fair value of these contracts was a net asset of $41 million and a net liability of $32 million, respectively. A 10% increase in the value of the Euro to the U.S. dollar would have had an unfavorable effect on the fair value of these swap contracts by reducing the value of this instrument by $60 million as of December 31, 2015 and increasing the liability by $70 million at December 31, 2014.
As of December 31, 2015 and 2014, PPG had non-U.S. dollar denominated debt outstanding of $2.1 billion and $1.3 billion, respectively. A weakening of the U.S. dollar by 10% against European currencies and by 20% against Asian and South American currencies would have resulted in unrealized translation losses of approximately $242 million and $154 million as of December 31, 2015 and 2014, respectively.
Interest Rate Risk
The Company manages its interest rate risk by balancing its exposure to fixed and variable rates while attempting to minimize its interest costs. A 10% increase in interest rates in the U.S., Canada, Mexico and Europe and a 20% increase in interest rates in Asia and South America would have an insignificant effect on PPG’s variable rate debt obligations and interest expense for the years ended December 31, 2015 and 2014, respectively. Further, a 10% reduction in interest rates would have increased the present value of the Company’s fixed rate debt by approximately $75 million and $62 million as of December 31, 2015 and 2014, respectively; however, such changes would not have had an effect on PPG’s annual income from continuing operations or cash flows.
Equity Price Risk
An equity forward arrangement was entered into to hedge the Company’s exposure to changes in fair value of its future obligation to contribute PPG stock to an asbestos settlement trust (see Note 9, “Financial Instruments, Hedging Activities and Fair Value Measurements” and Note 13, “Commitments and Contingent Liabilities,” under Item 8 of this Form 10-K). The fair value of these instruments as of December 31, 2015 and 2014 was an asset of $223 million and $268 million, respectively. A 10% decrease in PPG’s stock price would have had an unfavorable effect on the fair value of these instruments of $27 million and $32 million at December 31, 2015 and 2014, respectively.

2015 PPG ANNUAL REPORT AND FORM 10-K 31

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of PPG Industries, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows present fairly, in all material respects, the financial position of PPG Industries, Inc. and its subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Establishing and Maintaining Adequate Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it presents deferred tax assets and liabilities on the balance sheet in 2015.
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

/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
February 18, 2016

32 2015 PPG ANNUAL REPORT AND FORM 10-K

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
We conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this evaluation, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Our evaluation included reviewing the documentation of our controls, evaluating the design effectiveness of our controls and testing their operating effectiveness. Based on this evaluation we have concluded that, as of December 31, 2015, the Company’s internal controls over financial reporting were effective.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued their report, included on page 32 of this Form 10-K, regarding the Company’s internal control over financial reporting.

/s/ Michael H. McGarry	/s/ Frank S. Sklarsky
Michael H. McGarry President and Chief Executive Officer February 18, 2016	Frank S. Sklarsky Executive Vice President and Chief Financial Officer February 18, 2016

2015 PPG ANNUAL REPORT AND FORM 10-K 33

Consolidated Statement of Income

	For the Year
($ in millions, except per share amounts)	2015	2014	2013
Net sales	$15,330	$15,360	$14,265
Cost of sales, exclusive of depreciation and amortization	8,591	8,791	8,314
Selling, general and administrative	3,679	3,758	3,486
Depreciation	363	350	333
Amortization	132	126	119
Research and development, net	486	492	463
Interest expense	126	187	196
Interest income	(40)	(50)	(43)
Asbestos settlement, net	12	12	11
Business restructuring	140	—	98
Debt refinancing charge	—	317	—
Other charges	104	221	189
Other income	(145)	(260)	(127)
Income before income taxes	1,882	1,416	1,226
Income tax expense	456	259	253
Income from continuing operations	1,426	1,157	973
Income from discontinued operations, net of tax	1	1,002	2,380
Net income attributable to the controlling and noncontrolling interests	1,427	2,159	3,353
Less: net income attributable to noncontrolling interests	21	57	122
Net income (attributable to PPG)	$1,406	$2,102	$3,231
Amounts Attributable to PPG
Continuing operations	$1,405	$1,133	$950
Discontinued operations	1	969	2,281
Net income	$1,406	$2,102	$3,231
Earnings per common share
Continuing operations	$5.18	$4.10	$3.31
Discontinued operations	—	3.50	7.96
Net income (attributable to PPG)	$5.18	$7.60	$11.27
Earnings per common share - assuming dilution
Continuing operations	$5.14	$4.05	$3.27
Discontinued operations	—	3.47	7.86
Net income (attributable to PPG)	$5.14	$7.52	$11.13
Consolidated Statement of Comprehensive Income

	For the Year
($ in millions)	2015	2014	2013
Net income attributable to the controlling and noncontrolling interests	$1,427	$2,159	$3,353
Unrealized foreign currency translation adjustment	(717)	(596)	(51)
Defined benefit pension and other postretirement benefit adjustments	113	(335)	440
Net change – derivative financial instruments	5	69	10
Other comprehensive (loss) / income, net of tax	(599)	(862)	399
Total comprehensive income	$828	$1,297	$3,752
Less: amounts attributable to noncontrolling interests:
Net income	(21)	(57)	(122)
Unrealized foreign currency translation adjustment	13	6	7
Comprehensive income attributable to PPG	$820	$1,246	$3,637
The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

34 2015 PPG ANNUAL REPORT AND FORM 10-K

Consolidated Balance Sheet

	December 31
($ in millions)	2015	2014
Assets
Current assets
Cash and cash equivalents	$1,311	$686
Short-term investments	144	497
Receivables	2,788	2,815
Inventories	1,705	1,825
Other	606	620
Total current assets	6,554	6,443
Property, plant and equipment, net	3,017	3,092
Goodwill	3,669	3,801
Identifiable intangible assets, net	2,178	2,411
Deferred income taxes	672	875
Investments	367	443
Other assets	619	470
Total	$17,076	$17,535

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$3,490	$3,547
Asbestos settlement	796	821
Restructuring reserves	87	26
Short-term debt and current portion of long-term debt	283	481
Total current liabilities	4,656	4,875
Long-term debt	4,042	3,533
Accrued pensions	712	995
Other postretirement benefits	1,021	1,132
Asbestos settlement	252	259
Deferred income taxes	460	666
Other liabilities	864	810
Total liabilities	12,007	12,270
Commitments and contingent liabilities (See Note 13)
Shareholders’ equity
Common stock	969	484
Additional paid-in capital	635	1,028
Retained earnings	15,521	14,498
Treasury stock, at cost	(9,440)	(8,714)
Accumulated other comprehensive loss	(2,702)	(2,116)
Total PPG shareholders’ equity	4,983	5,180
Noncontrolling interests	86	85
Total shareholders’ equity	5,069	5,265
Total	$17,076	$17,535

The accompanying notes to the consolidated financial statements are an integral part of this consolidated statement.

2015 PPG ANNUAL REPORT AND FORM 10-K 35

Consolidated Statement of Shareholders’ Equity

($ in millions)	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Total PPG	Non- controlling Interests	Total
Balance, January 1, 2013	$484	$870	$9,871	$(5,496)	$(1,666)	$4,063	$259	$4,322
Net income attributable to the controlling and noncontrolling interests	—	—	3,231	—	—	3,231	122	3,353
Other comprehensive income/(loss), net of tax	—	—	—	—	406	406	(7)	399
Cash dividends	—	—	(345)	—	—	(345)	—	(345)
Purchase of treasury stock	—	—	—	(1,000)	—	(1,000)	—	(1,000)
Issuance of treasury stock	—	25	—	55	—	80	—	80
Stock-based compensation activity	—	58	—	—	—	58	—	58
Separation and merger tender offer	—	—	—	(1,561)	—	(1,561)	—	(1,561)
Dividends paid on subsidiary common stock to noncontrolling interests	—	—	—	—	—	—	(90)	(90)
Joint venture formation and consolidation	—	—	—	—	—	—	(18)	(18)
Balance, December 31, 2013	$484	$953	$12,757	$(8,002)	$(1,260)	$4,932	$266	$5,198

Net income attributable to the controlling and noncontrolling interests	—	—	2,102	—	—	2,102	57	2,159
Other comprehensive loss, net of tax	—	—	—	—	(856)	(856)	(6)	(862)
Cash dividends	—	—	(361)	—	—	(361)	—	(361)
Purchase of treasury stock	—	—	—	(750)	—	(750)	—	(750)
Issuance of treasury stock	—	39	—	38	—	77	—	77
Stock-based compensation activity	—	64	—	—	—	64	—	64
Dividends paid on subsidiary common stock to noncontrolling interests	—	—	—	—	—	—	(50)	(50)
Reductions in noncontrolling interests	—	(28)	—	—	—	(28)	(182)	(210)
Balance, December 31, 2014	$484	$1,028	$14,498	$(8,714)	$(2,116)	$5,180	$85	$5,265

Net income attributable to the controlling and noncontrolling interests	—	—	1,406	—	—	1,406	21	1,427
Other comprehensive loss, net of tax	—	—	—	—	(586)	(586)	(13)	(599)
Cash dividends	—	—	(383)	—	—	(383)	—	(383)
2:1 Stock split	485	(485)	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	(751)	—	(751)	—	(751)
Issuance of treasury stock	—	46	—	25	—	71	—	71
Stock-based compensation activity	—	46	—	—	—	46	—	46
Dividends paid on subsidiary common stock to noncontrolling interests	—	—	—	—	—	—	(4)	(4)
Reductions in noncontrolling interests	—	—	—	—	—	—	(3)	(3)
Balance, December 31, 2015	$969	$635	$15,521	$(9,440)	$(2,702)	$4,983	$86	$5,069

 The accompanying notes to the consolidated financial statements are an integral part of this consolidated statement.

36 2015 PPG ANNUAL REPORT AND FORM 10-K

Consolidated Statement of Cash Flows

	For the Year
($ in millions)	2015	2014	2013
Operating activities
Net income attributable to the controlling and noncontrolling interests	$1,427	$2,159	$3,353
Less: Income from discontinued operations	1	1,002	2,380
Income from continuing operations	1,426	1,157	973
Adjustments to reconcile to cash from operations:
Depreciation and amortization	495	476	452
Defined benefit pension expense	96	68	107
Business restructuring	140	—	98
Environmental remediation charge	—	138	101
Stock-based compensation expense	56	73	81
Equity affiliate losses/(earnings), net of dividends	63	(56)	17
Deferred income taxes	—	(89)	(16)
Cash contributions to pension plans	(289)	(41)	(174)
Restructuring cash spending	(45)	(57)	(86)
Debt refinancing charge	—	317	—
Change in certain asset and liability accounts (net of acquisitions):
Receivables	(149)	(119)	(25)
Inventories	46	(95)	44
Other current assets	(82)	(68)	(34)
Accounts payable and accrued liabilities	75	215	5
Noncurrent assets and liabilities, net	(100)	(130)	(17)
Taxes and interest payable	122	64	19
Other	(17)	(46)	17
Cash from operating activities - continuing operations	1,837	1,807	1,562
Cash (used for)/from operating activities - discontinued operations	—	(279)	229
Cash from operating activities	1,837	1,528	1,791
Investing activities
Capital Expenditures	(476)	(587)	(494)
Business acquisitions, net of cash balances acquired	(320)	(2,113)	(983)
Net proceeds from the 2014 sale of Transitions Optical and sunlens business and the 2013 separation of the commodity chemicals business	47	1,625	940
Proceeds from maturity of short-term investments	402	1,298	1,796
Purchase of short-term investments	(97)	(1,204)	(1,227)
Payments on cross currency swap contracts	(34)	(45)	(42)
Proceeds from cross currency swap contracts	37	37	37
Proceeds from net investment hedges	19	49	—
Other	27	84	(5)
Cash (used for)/from investing activities - continuing operations	(395)	(856)	22
Cash used for investing activities - discontinued operations	—	(1)	(19)
Cash (used for)/from investing activities	(395)	(857)	3
Financing activities
Net change in borrowings with maturities of three months or less	(32)	89	(7)
Net (payments)/proceeds on commercial paper and short-term debt	(528)	932	—
Net Proceeds from the issuance of long-term debt (net of discount and issuance costs)	1,242	1,163	—
Repayment of long-term debt	(340)	(1,489)	(605)
Repayment of acquired debt	—	(314)	—
Premium paid for redemption of securities	—	(222)	—
Purchase of treasury stock	(751)	(750)	(1,000)
Issuance of treasury stock	53	57	68
Dividends paid on PPG common stock	(383)	(361)	(345)
Other	(15)	(34)	(4)
Cash used for financing activities - continuing operations	(754)	(929)	(1,893)
Cash used for financing activities - discontinued operations	—	(40)	(86)
Cash used for financing activities	(754)	(969)	(1,979)
Effect of currency exchange rate changes on cash and cash equivalents	(63)	(132)	(5)
Net increase/(decrease) in cash and cash equivalents	625	(430)	(190)
Cash and cash equivalents, beginning of year	686	1,116	1,306
Cash and cash equivalents, end of year	$1,311	$686	$1,116

Supplemental disclosures of cash flow information:
Interest paid, net of amount capitalized	$115	$218	$201
Taxes paid, net of refunds	$383	$642	$319
The accompanying notes to the consolidated financial statements are an integral part of this consolidated statement.

2015 PPG ANNUAL REPORT AND FORM 10-K 37

Notes to the Consolidated Financial Statements

1. Summary of Significant Accounting Policies
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of PPG Industries, Inc. (“PPG” or the “Company”) and all subsidiaries, both U.S. and non-U.S., that it controls. PPG owns more than 50% of the voting stock of most of the subsidiaries that it controls. For those consolidated subsidiaries in which the Company’s ownership is less than 100%, the outside shareholders’ interests are shown as noncontrolling interests. Investments in companies in which PPG owns 20% to 50% of the voting stock and has the ability to exercise significant influence over operating and financial policies of the investee are accounted for using the equity method of accounting. As a result, PPG’s share of the earnings or losses of such equity affiliates is included in the accompanying consolidated statement of income and PPG’s share of these companies’ shareholders’ equity is included in “Investments” in the accompanying consolidated balance sheet. Transactions between PPG and its subsidiaries are eliminated in consolidation.
Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of income and expenses during the reporting period. Such estimates also include the fair value of assets acquired and liabilities assumed resulting from the allocation of the purchase price related to business combinations consummated. Actual outcomes could differ from those estimates.
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

Advertising Costs
Advertising costs are expensed as incurred and totaled $324 million, $297 million and $235 million in 2015, 2014 and 2013, respectively.
Research and Development
Research and development costs, which consist primarily of employee related costs, are charged to expense as incurred.

($ in millions)	2015	2014	2013
Research and development – total	$505	$509	$479
Less depreciation on research facilities	19	17	16
Research and development, net	$486	$492	$463
Legal Costs
Legal costs, primarily include costs associated with acquisition and divestiture transactions, general litigation, environmental regulation compliance, patent and trademark protection and other general corporate purposes, are charged to expense as incurred.
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

38 2015 PPG ANNUAL REPORT AND FORM 10-K

Notes to the Consolidated Financial Statements

Inventories
Inventories are stated at the lower of cost or market. Most U.S. inventories are stated at cost, using the last-in, first-out (“LIFO”) method of accounting, which does not exceed market. All other inventories are stated at cost, using the first-in, first-out (“FIFO”) method of accounting, which does not exceed market. PPG determines cost using either average or standard factory costs, which approximate actual costs, excluding certain fixed costs such as depreciation and property taxes. See Note 3, “Working Capital Detail” for further information concerning the Company’s inventory.
Derivative Financial Instruments
The Company recognizes all derivative financial instruments (a “derivative”) as either assets or liabilities at fair value on the balance sheet. The accounting for changes in the fair value of a derivative depends on the use of the instrument.
For a derivative that is considered “effective” as a hedge of an exposure to variability in expected future cash flows (cash flow hedge), the effective portion of the gain or loss on the derivative is recorded in other comprehensive income (“OCI”) and the ineffective portion, if any, is reported in income from continuing operations. Amounts accumulated in OCI are reclassified into income from continuing operations in the same period or periods during which the hedged transactions are recorded in income from continuing operations.
For a derivative that is considered “effective” as a hedge of an exposure to changes in the fair value (fair value hedge) of an asset, a liability or a firm commitment, the change in the derivative’s fair value is reported in income from continuing operations offsetting the gain or loss recognized on the item that is hedged.
For a derivative, debt or other financial instrument that is considered “effective” as a hedge of a net investment in a foreign operation, the gain or loss on the instrument is reported as a translation adjustment in accumulated other comprehensive income (“AOCI”). Gains and losses in AOCI related to hedges of the Company’s net investments in foreign operations are reclassified out of AOCI and recognized in income from continuing operations upon a substantial liquidation, sale or partial sale of such investments or upon impairment of all or a portion of such investments. The cash flow impact of these instruments have been and will be classified as investing activities in the consolidated statement of cash flows.
Changes in the fair value of derivative instruments not designated as hedges for hedge accounting purposes are recognized in income from continuing operations in the period of change.
Property, Plant and Equipment
Property, plant and equipment is recorded at cost. Depreciation is computed on a straight-line method based on the estimated useful lives of related assets. Additional depreciation expense is recorded when facilities or equipment are subject to abnormal economic conditions or obsolescence.
The cost of significant improvements that add to productive capacity or extend the lives of properties are capitalized. Costs for repairs and maintenance are charged to expense as incurred.

When a capitalized asset is retired or otherwise disposed of, the original cost and related accumulated depreciation balance are removed from the accounts and any related gain or loss is included in income from continuing operations. The amortization cost of capitalized leased assets is included in depreciation expense. Property and other long-lived assets are reviewed for impairment whenever events or circumstances indicate that their carrying amounts may not be recoverable. See Note 4, “Property, Plant and Equipment” for further details.
Goodwill and Identifiable Intangible Assets
Goodwill represents the excess of the cost over the fair value of acquired identifiable tangible and intangible assets less liabilities assumed from acquired businesses. Identifiable intangible assets acquired in business combinations are recorded based upon their fair value at the date of acquisition.
The Company tests goodwill of each reporting unit for impairment at least annually in connection with PPG’s strategic planning process. The Company tests goodwill for impairment by either performing a qualitative evaluation or a two-step quantitative test. The qualitative evaluation is an assessment of factors, including reporting unit specific operating results as well as industry, market and general economic conditions, to determine whether it is more likely than not that the fair values of a reporting unit is less than its carrying amount, including goodwill. The Company may elect to bypass this qualitative assessment for some or all of its reporting units and perform a two-step quantitative test. The quantitative goodwill impairment test is performed during the fourth quarter by comparing the estimated fair value of the associated reporting unit as of September 30 to its carrying value. The Company’s reporting units are its operating segments. (See Note 19, “Reportable Business Segment Information,” for further information concerning the Company’s operating segments.) Fair value is estimated using discounted cash flow methodologies.
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

2015 PPG ANNUAL REPORT AND FORM 10-K 39

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
Asset Retirement Obligations
An asset retirement obligation represents a legal obligation associated with the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development or normal operation of that long-lived asset. PPG recognizes asset retirement obligations in the period in which they are incurred, if a reasonable estimate of fair value can be made. The asset retirement obligation is subsequently adjusted for changes in fair value. The associated estimated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over its useful life. PPG’s asset retirement obligations are primarily associated with the retirement or closure of certain assets used in PPG’s manufacturing process. The accrued asset retirement obligation recorded on PPG’s balance sheet was $16 million and $18 million as of December 31, 2015 and 2014, respectively.
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
Reclassifications
Certain reclassifications of prior years’ data have been made to conform to the current year presentation. These reclassifications had no impact on our previously reported net income, cash flows or shareholders’ equity.

Accounting Standards Adopted in 2015
In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17, “Balance Sheet Classification of Deferred Taxes.” This ASU simplifies the presentation of deferred taxes by requiring that deferred tax liabilities and assets be classified as noncurrent in a statement of financial position. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016 and for interim periods therein. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. PPG elected to early adopt this ASU and retroactively recast all periods presented to reflect all deferred tax assets and liabilities as long term on the balance sheet. Approximately $400 million of net current deferred income tax assets and liabilities as of December 31, 2014 were reclassified to noncurrent deferred tax assets and liabilities to conform to the current year presentation. Adoption of this ASU did not have a material impact on PPG’s consolidated results of operations and cash flows.
In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” This ASU simplifies the presentation of debt issuance costs by requiring that such costs be presented in the balance sheet as a direct deduction from the carrying value of the associated debt instrument, consistent with debt discounts. The amendments in this ASU are effective for fiscal years beginning after December 15, 2015 and for interim periods therein. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. PPG elected to early adopt this ASU and retroactively recast all periods presented. Adoption of this ASU did not have a material impact on PPG’s consolidated financial position, results of operations and cash flows.
Accounting Standards to be Adopted in Future Years
In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Liabilities.” This ASU simplifies the accounting and disclosures related to equity investments. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017 and for interim periods therein. Adoption of this ASU will not have a material impact on PPG’s consolidated financial position, results of operations and cash flows.
In September 2015, the FASB issued ASU No. 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments.” This ASU simplifies the treatment of adjustments to provisional amounts recognized in the period for items in a business combination for which the accounting is incomplete at the end of the reporting period. The amendments in this ASU are effective for fiscal years beginning after December 15, 2015 and for interim periods therein. PPG will apply the provisions of this ASU commencing January 1, 2016. Adoption of this ASU will not have a material impact on PPG’s consolidated financial position, results of operations and cash flows.
In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory.” This ASU simplifies the measurement of inventory by requiring certain inventory to be measured at the lower of cost or net realizable

40 2015 PPG ANNUAL REPORT AND FORM 10-K

Notes to the Consolidated Financial Statements

value. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016 and for interim periods therein. Adoption of this ASU will not have a material impact on PPG’s consolidated financial position, results of operations and cash flows.
In April 2015, the FASB issued ASU No. 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” This ASU requires the accounting for the cost of licenses to be recognized separately from the fees for computing services. The guidance is effective for annual periods beginning after December 15, 2015. The provisions of the guidance may be applied prospectively or retrospectively. PPG plans to adopt this guidance prospectively, and adoption of this ASU is not expected to have a material impact on PPG’s consolidated financial position, results of operations and cash flows.
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
2. Acquisitions and Dispositions
Acquisitions
Consorcio Comex
In November 2014, PPG finalized the acquisition of Consorcio Comex, S.A. de C.V. (“Comex”), an architectural coatings company with headquarters in Mexico City, Mexico ($2.3 billion aggregate purchase price) for $1.95 billion, net of cash acquired of $69 million. PPG also repaid $280 million of third-party debt assumed in the acquisition. Comex manufactures coatings and related products in Mexico and sells them in Mexico and Central America principally through more than 4,000 stores that are independently owned and operated by more than 700 concessionaires. Comex also sells its products through regional retailers and wholesalers, and directly to customers. As of the acquisition date, Comex had approximately 3,900 employees, eight manufacturing facilities and six distribution centers. The acquisition further expands PPG’s global coatings business and adds a leading architectural coatings business in Mexico and Central America. Since the acquisition, the results of this acquired business have been principally included in the results of the architectural coatings - Americas and Asia Pacific business, within the Performance Coatings reportable segment. Comex’s net sales reported by PPG from this acquired business were approximately $900 million for the year ended December 31, 2015. Comex’s income from continuing operations related to this acquisition was a mid-teen percentage return on sales.

The purchase price related to the Comex acquisition was allocated based on information available at the acquisition date and was subject to customary post-closing adjustments. During the ten-month period ended October 31, 2015, PPG obtained a valuation of property, plant and equipment acquired in the Comex acquisition and made other changes during the measurement period which resulted in adjustments to property, plant and equipment, non-current deferred tax liabilities and goodwill. These measurement period adjustments increased goodwill by a net, aggregate amount of $3 million. These measurement period adjustments are not considered material individually or in the aggregate, therefore, prior periods have not been revised.
The following table summarizes the fair value of assets acquired and liabilities assumed as reflected in the purchase price allocation for Comex.

($ in millions)
Current assets	$340
Property, plant, and equipment	229
Trademarks with indefinite lives	1,022
Identifiable intangible assets with finite lives	281
Goodwill	1,089
Other non-current assets	54
Total assets	$3,015
Current liabilities	(331)
Non-current deferred tax liabilities	(410)
Long-term debt	(280)
Accrued pensions	(20)
Other long-term liabilities	(24)
Total liabilities	$(1,065)
Total purchase price, net of cash acquired	$1,950
The identifiable intangible assets with finite lives in the table above, which consist primarily of customer relationships and acquired technology, are subject to amortization over a weighted average period of 24 years. See Note 6, “Goodwill and Other Identifiable Intangible Assets” for further details regarding PPG’s intangible assets.
The following information reflects the net sales of PPG for the years ended December 31, 2014 and 2013 on a pro forma basis as if the transaction for the Comex acquisition had been completed on January 1, 2013.

Condensed Consolidated Pro Forma information (unaudited)
	Year ended	Year ended
($ in millions)	2014	2013
Net sales	$16,175	$15,232
The pro forma impact on PPG’s results of operations, including the pro forma effect of events that were directly attributable to the acquisition, was not significant to PPG’s consolidated results of operations for 2014 and 2013. While calculating this impact, no cost savings or operating synergies that may result from the acquisition were included.

2015 PPG ANNUAL REPORT AND FORM 10-K 41

Notes to the Consolidated Financial Statements

Akzo Nobel North American Architectural Coatings
In April 2013, PPG finalized the acquisition of the North American architectural coatings business of Akzo Nobel N.V., Amsterdam, the Netherlands (“North American architectural coatings acquisition”) for $947 million, net of cash acquired and a working capital adjustment. The acquisition further extended PPG’s architectural coatings business in the United States, Canada and the Caribbean. With this acquisition, PPG expanded its reach in all three major North American architectural coatings distribution channels, including home centers, independent paint dealers and company-owned paint stores. Since the date of acquisition, the results of this acquired business have been included in the results of the architectural coatings - Americas and Asia Pacific operating segment, within the Performance Coatings reportable segment.
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
The identifiable intangible assets with finite lives in the table above, which consist primarily of customer relationships and acquired technology, are subject to amortization over a weighted average period of 10 years. See Note 6 “Goodwill and Other Identifiable Intangible Assets” for further details regarding PPG’s intangible assets.
The following information reflects the net sales of PPG for the year ended December 31, 2013 on a pro forma basis as if the transaction for the North American architectural coatings acquisition had been completed on January 1, 2013.

Condensed Consolidated Pro Forma information (unaudited)
Year-ended
($ in millions)	2013
Net sales	$14,637
The pro forma impact on PPG’s results of operations, including the pro forma effect of events that were directly attributable to the acquisition, was not significant to PPG’s consolidated results of operations for 2013. While calculating this impact, no cost savings or operating synergies that may result from the acquisition were included.

Other Acquisitions
In 2015, 2014 and 2013, the Company completed several smaller business acquisitions. The total consideration paid for these acquisitions, net of cash acquired, debt assumed and other post closing adjustments, was $371 million, $189 million and $36 million, respectively.
Dispositions
Mt. Zion Flat Glass Facility
In September 2014, PPG completed the sale of substantially all of the assets of its former Mt. Zion, Illinois, flat glass manufacturing facility to automotive glass manufacturer Fuyao Glass America Incorporated. As a result of this transaction, the Company recognized a pre-tax gain of $22 million which is reported in the caption “Other income” on the Consolidated Statement of Income. The sale did not include certain production assets which are unique to PPG.
Pittsburgh Glass Works
In July 2014, Pittsburgh Glass Works LLC (“PGW”), an equity affiliate in which PPG has an approximate 40%
ownership interest, sold its insurance and services business and recognized a pre-tax gain. PPG accounts for its interest in PGW under the equity method of accounting and recognized $94 million as its share of the pre-tax gain on this transaction. This gain is reported in the caption “Other income” on the Consolidated Statement of Income. In addition, PPG received a cash distribution of approximately $41 million from PGW to offset PPG’s expected income tax liability associated with this transaction. The pre-tax gain and the cash distribution are both reported within the “Equity affiliate earnings, net of distributions received” caption on the Consolidated Statement of Cash Flows.
Transitions Optical Joint Venture and Sunlens Business
In March 2014, the Company completed the sale of its 51% ownership interest in its Transitions Optical joint venture and 100% of its optical sunlens business to Essilor International (Compagnie Generale D’Optique) SA (“Essilor”). PPG received cash at closing of $1.735 billion pre-tax (approximately $1.5 billion after-tax). The sale of these businesses, which were previously reported in the former Optical and Specialty Materials segment, resulted in a pre-tax gain of $1,468 million ($946 million after-tax) reported in discontinued operations. During the first quarter of 2014, the Company recognized $522 million of tax expense on the sale, of which $262 million is deferred U.S. income tax on the foreign earnings of the sale, as PPG does not consider these earnings to be reinvested for an indefinite period of time. The pre-tax gain on this sale reflects the excess of the sum of the cash proceeds received over the net book value of the net assets of PPG’s former Transitions Optical and sunlens business. The Company also incurred $55 million of pre-tax expense, primarily for professional services related to the sale, post-closing adjustments, costs and other contingencies under the terms of the agreements. The net gain on the sale includes these related losses and expenses. During 2014, revisions to estimated tax liabilities associated with the transaction were recorded to discontinued operations.
The results of operations and cash flows of these businesses for the year ended December 31, 2014, and the net gain on the

42 2015 PPG ANNUAL REPORT AND FORM 10-K

Notes to the Consolidated Financial Statements

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
Net sales and earnings from discontinued operations related to the Transitions Optical and sunlens transaction are presented in the table below:

	Year-ended
($ in millions)	2014	2013
Net sales	$247	$843
Income from operations	$104	$263
Net gain from divestiture of PPG’s interest in the Transitions Optical joint venture and sunlens business	1,468	—
Income tax expense	570	80
Income from discontinued operations, net of tax	$1,002	$183
Less: Net income attributable to non-controlling interests, discontinued operations	$(33)	$(99)
Net income from discontinued operations (attributable to PPG)	$969	$84
Commodity Chemicals Business Separation
In January 2013, the Company completed the separation of its commodity chemicals business and merger of its wholly-owned subsidiary, Eagle Spinco Inc., with a subsidiary of Georgia Gulf Corporation in a tax efficient Reverse Morris Trust transaction (the “Transaction”). Pursuant to the merger, Eagle Spinco, the entity holding PPG’s former commodity chemicals business, became a wholly-owned subsidiary of Georgia Gulf. The combined company formed by uniting Georgia Gulf with PPG’s former commodity chemicals business is named Axiall Corporation (“Axiall”). PPG holds no ownership interest in Axiall. PPG received the necessary ruling from the Internal Revenue Service and as a result this Transaction was generally tax free to PPG and its shareholders in the United States and Canada.
Under the terms of the Transaction, PPG received $900 million of cash and 35.2 million shares of Axiall common stock (market value of $1.8 billion on January 25, 2013) which was distributed to PPG shareholders by an exchange offer. In the exchange offer, PPG shareholders who tendered their shares of PPG common stock as part of this offer received 3.2562 shares of Axiall common stock for each share of PPG common stock accepted for exchange. PPG was able to accept the maximum of 21,650,454 shares of PPG common stock for exchange in the offer (after giving effect to the 2-for-1 stock split discussed in Note 10, “Earnings Per Common Share”). The completion of this exchange offer was a non-cash financing transaction, which resulted in an increase in “Treasury stock” at a cost of $1.561 billion based on the PPG closing stock price on January 25, 2013.

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
PPG recorded a net gain of $2.2 billion on the Transaction reflecting the excess of the sum of the cash proceeds received and the cost (closing stock price on January 25, 2013) of the PPG shares tendered and accepted in the exchange for the 35.2 million shares of Axiall common stock over the net book value of the net assets of PPG’s former commodity chemicals business. The Transaction resulted in a net partial settlement loss of $33 million associated with the spin out and termination of defined benefit pension liabilities and the transfer of other post-retirement benefit liabilities under the terms of the Transaction.
The results of operations and cash flows of PPG’s former commodity chemicals business for January 2013 and the net gain on the Transaction are reported as results from discontinued operations for the year-ended December 31, 2013.
The net sales and income before income taxes of the commodity chemicals business that have been reclassified and reported as discontinued operations are presented in the table below:

Year-ended
($ in millions)	2013
Net sales	$108
Net gain from separation and merger of commodity chemicals business	2,192
Income tax expense	(5)
Net income from discontinued operations (attributable to PPG)	$2,197

2015 PPG ANNUAL REPORT AND FORM 10-K 43

Notes to the Consolidated Financial Statements

3. Working Capital Detail

($ in millions)	2015	2014
Receivables
Trade - net(1)	$2,413	$2,366
Equity affiliates	4	10
Other - net	371	439
Total	$2,788	$2,815
Inventories(2)
Finished products	$1,082	$1,169
Work in process	160	157
Raw materials	413	439
Supplies	50	60
Total	$1,705	$1,825
Accounts payable and accrued liabilities
Trade	$1,940	$1,919
Accrued payroll	474	497
Customer rebates	234	264
Other postretirement and pension benefits	130	94
Income taxes	106	61
Other	606	712
Total	$3,490	$3,547

(1)	Allowance for Doubtful Accounts was $51 million and $87 million as of December 31, 2015 and 2014, respectively.

(2)
Inventories valued using the LIFO method of inventory valuation comprised 39% and 40% of total gross inventory values as of December 31, 2015 and 2014, respectively. If the FIFO method of inventory valuation had been used, inventories would have been $163 million and $182 million higher as of December 31, 2015 and 2014, respectively. During the years ended December 31, 2015 and 2014, certain inventories accounted for on the LIFO method of accounting were reduced, which resulted in the liquidation of certain quantities carried at costs prevailing in prior years. The effect on income from continuing operations was expense of $3.0 million and income of $0.3 million for the years ended December 31, 2015 and 2014, respectively.

4. Property, Plant and Equipment

($ in millions)	Useful Lives (years)	2015	2014
Land and land improvements	5-30	$495	$489
Buildings	20-40	1,557	1,563
Machinery and equipment	5-25	4,233	4,284
Other	3-20	813	751
Construction in progress		353	383
Total(1)		$7,451	$7,470
Less: accumulated depreciation		$4,434	4,378
Net		$3,017	$3,092

(1)	Interest capitalized in 2015, 2014 and 2013 was $9 million, $16 million and $10 million, respectively.

5. Investments

($ in millions)	2015	2014
Investments in equity affiliates	$221	$295
Marketable equity securities - Trading (See Note 9)	77	74
Other	69	74
Total	$367	$443
The Company’s investments in equity affiliates are comprised principally of 50% ownership interests in a number of joint ventures that manufacture and sell coatings and glass products, the most significant of which produces fiber glass products and is located in Asia. The Company’s investments in and advances to equity affiliates also include its approximate 40% ownership interest in Pittsburgh Glass Works LLC (“PGW”), which had a carrying value of $18 million and $94 million at December 31, 2015 and 2014, respectively. In December 2015, PGW refinanced certain long term debt arrangements and recorded a debt extinguishment charge. PPG’s share of the debt extinguishment charge was $11 million and was recorded in “Other income” on the Consolidated Statement of Income. PGW distributed a portion of the debt proceeds to its owners, of which PPG’s share was $72 million. The extinguishment charge and the cash distribution are both reported within the “Equity affiliate earnings, net of distributions received” caption on the Consolidated Statement of Cash Flows.
PPG’s share of undistributed net earnings of equity affiliates was $93 million and $171 million as of December 31, 2015 and December 31, 2014, respectively. Dividends received from equity affiliates were $77 million, $5 million and $9 million in 2015, 2014 and 2013, respectively.
PPG accounts for a noncontrolling interest related to a certain consolidated affiliate as a liability, based on a call and put option which have similar terms, which approximates $37 million.

44 2015 PPG ANNUAL REPORT AND FORM 10-K

Notes to the Consolidated Financial Statements

6. Goodwill and Other Identifiable Intangible Assets

The change in the carrying amount of goodwill attributable to each reportable business segment for the years ended December 31, 2015 and 2014 was as follows:

($ in millions)	Performance Coatings	Industrial Coatings	Glass	Total
Balance, Jan. 1, 2014	$2,381	$575	$52	$3,008
Goodwill from acquisitions	1,165	—	—	1,165
Goodwill reduction due to divestitures	—	(47)	—	(47)
Foreign currency translation	(279)	(42)	(4)	(325)
Balance, Dec. 31, 2014	$3,267	$486	$48	$3,801
Goodwill from acquisitions	109	104	—	213
Foreign currency translation	(303)	(38)	(4)	(345)
Balance, Dec. 31, 2015	$3,073	$552	$44	$3,669
The carrying amount of acquired trademarks with indefinite lives as of December 31, 2015 and 2014 totaled $1,250 million and $1,421 million, respectively. The decrease is primarily due to the strengthening of the U.S. dollar against most currencies. Refer to "Currency" section under Item 7 in "Management Discussion and Analysis.”
The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and are detailed below.

	Dec. 31, 2015			Dec. 31, 2014
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Acquired technology	$572	$(421)	$151	$560	$(394)	$166
Customer-related intangibles	1,267	(574)	693	1,302	(570)	732
Tradenames	132	(61)	71	134	(60)	74
Other	39	(26)	13	42	(24)	18
Balance	$2,010	$(1,082)	$928	$2,038	$(1,048)	$990

Aggregate amortization expense was $132 million, $126 million and $119 million in 2015, 2014 and 2013, respectively. The estimated future amortization expense of identifiable intangible assets per year is as follows:

($ in millions)	2016	2017	2018	2019	2020
Estimated future amortization expense	$125	$125	$120	$110	$95

7. Business Restructuring
The Company records restructuring liabilities that represent charges incurred in connection with consolidations of certain operations, including operations from acquisitions, as well as headcount reduction programs. These charges consist primarily of severance costs and asset write-downs.
On April 15, 2015, the Company approved a business restructuring plan which includes actions necessary to achieve cost synergies related to recent acquisitions. In addition, the program aims to further align employee levels and production capacity in certain businesses and regions with current product demand, as well as reductions in various global administrative functions. A pre-tax restructuring charge of $140 million was recorded in PPG’s second quarter 2015 financial results, of which about 85% represents employee severance and other cash costs. The restructuring actions are expected to be substantially completed during 2016.
The following table summarizes the 2015 restructuring charges and the reserve activity since inception and through the year ended December 31, 2015:

($ in millions, except no. of employees)	Severance and Other Costs	Asset Write-offs	Total Reserve	Employees Impacted
Performance Coatings	$71	$6	$77	1,259
Industrial Coatings	42	13	55	534
Glass	4	—	4	33
Corporate	4	—	4	27
Total 2015 restructuring charge	$121	$19	$140	1,853
Activity to date	(32)	(19)	(51)	(1,047)
Foreign currency impact	(2)	—	(2)	—
Balance as of December 31, 2015	$87	$—	$87	806
In July 2013, the Company approved a business restructuring plan that resulted in a pre-tax charge of $98 million, which included asset write-offs of approximately $5 million. The restructuring actions impacted approximately 1,400 employees. As of March 31, 2015, all actions related to the 2013 restructuring plan were completed.

2015 PPG ANNUAL REPORT AND FORM 10-K 45

Notes to the Consolidated Financial Statements

8. Borrowings and Lines of Credit

Long-term Debt Obligations

	As of December 31,
($ in millions)	2015	2014
3.875% notes, due 2015 (€300)	$—	$363
1.9 % notes, due 2016(1)	250	249
3-year variable rate bank loan, due 2017 (€500)	544	605
6.65% notes, due 2018	125	125
2.3% notes, due 2019	297	297
3.6% notes, due 2020	496	494
9% non-callable debentures, due 2021(1)	133	133
0.875% notes, due 2022 (€600)	647	—
1.4% notes, due 2027 (€600)	641	—
2.5% note, due 2029 (€80)	86	95
7.70% notes, due 2038	174	174
5.5% notes, due 2040	246	246
3% note, due 2044 (€120)	122	136
Commercial paper	459	935
Impact of derivatives on debt(1)	4	9
Various other non-U.S. debt, weighted average 6.1% as of December 31, 2015 and 2.3% of December 31, 2014.	42	5
Capital lease obligations	30	33
Total	4,296	3,899
Less payments due within one year	254	366
Long-term debt	$4,042	$3,533

(1)
PPG entered into several interest rate swaps which had the effect of converting fixed rate notes to variable rates, based on the three-month London Interbank Offered Rate (LIBOR). There were no interest rate swaps outstanding related to these instruments as of December 31, 2015 and 2014. The impact of the derivatives on debt represents the fair value adjustment of the debt while the interest rate swaps were outstanding, which is being amortized as a reduction to interest expense over the remaining term of the debt. The weighted average effective interest rate for these borrowings, including the effects of the swaps, was 3.1% and 3.9% for the years ended December 31, 2015 and 2014, respectively. Refer to Note 9 for additional information.

In January 2016, PPG’s $250 million 1.9% notes matured, and PPG repaid these obligations with cash on hand.
In December 2015, PPG entered into a five-year credit agreement (the “Credit Agreement”) with several banks and financial institutions. The Credit Agreement replaces the Company's existing Five Year Credit Agreement dated as of September 12, 2012. The Credit Agreement provides for a $1.8 billion unsecured revolving credit facility. The Company has the ability to increase the size of the Credit Agreement by up to an additional $500 million, subject to the receipt of lender commitments and other conditions. The Credit Agreement will terminate on December 18, 2020. The Company has the right, subject to certain conditions set forth in the Credit Agreement, to designate certain subsidiaries of the Company as borrowers under the Credit Agreement. In connection with any such designation, the Company is required to guarantee the obligations of any such subsidiaries under the Credit Agreement. There were no amounts outstanding under the Credit Agreement during the year ended December 31, 2015 and there were no amounts outstanding under the 2012 Credit Agreement during the year ended December 31, 2014. The available borrowing rate on a one month, U.S. dollar denominated borrowing was 1.43% at December 31, 2015.
Borrowings under the Credit Agreement may be made in U.S. dollars or in Euros. The Credit Agreement provides that loans will bear interest at rates based, at the Company’s option, on one of two specified base rates plus a margin based on certain formulas defined in the Credit Agreement. Additionally, the Credit Agreement contains a Commitment Fee, as defined in the Credit Agreement, on the amount of unused commitments under the Credit Agreement ranging from 0.080% to 0.225% per annum. The average Commitment Fee in 2015 was 0.10%, and PPG is committed to pay 0.09% in 2016.
The Credit Agreement also supports the Company’s commercial paper borrowings. As a result, the commercial paper borrowings as of December 31, 2015 are classified as long-term debt based on PPG’s intent and ability to refinance these borrowings on a long-term basis.
The Credit Agreement contains usual and customary restrictive covenants for facilities of its type, which include, with specified exceptions, limitations on the Company’s ability to create liens or other encumbrances, to enter into sale and leaseback transactions and to enter into consolidations, mergers or transfers of all or substantially all of its assets. The Credit Agreement maintains the same restrictive covenant as the prior revolving credit facility whereby the Company must maintain a ratio of Total Indebtedness to Total Capitalization, as defined in the Credit Agreement, of 60% or less. As of December 31, 2015, total indebtedness was 41% of the Company’s total capitalization.
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
In June 2015, PPG’s €300 million 3.875% notes matured, upon which the Company paid $336 million to settle these obligations.
In March 2015, PPG completed a public offering of €600 million 0.875% Notes due 2022 and €600 million 1.400% Notes due 2027 (together, the “Notes”), or €1.2 billion ($1.26 billion) in aggregate principal amount.  These Notes were issued pursuant to PPG’s existing shelf registration statement and pursuant to an indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, as supplemented (the “Indenture”). The Indenture governing these notes contains covenants that limit the Company’s ability to, among other things, incur certain liens securing indebtedness, engage in certain sale-leaseback transactions, and enter into certain consolidations, mergers, conveyances, transfers or leases of all or substantially all the Company’s assets. The terms of these Notes also require the Company to make an offer to repurchase Notes upon a Change of Control Triggering Event (as defined in the Indenture) at a price equal to 101% of their principal amount plus accrued and unpaid interest. The

46 2015 PPG ANNUAL REPORT AND FORM 10-K

Notes to the Consolidated Financial Statements

Company may issue additional debt from time to time pursuant to the Indenture.
The aggregate cash proceeds from the Notes, net of discounts and fees, was $1.24 billion.  The Notes are denominated in Euro and have been designated as hedges of net investments in the Company’s European operations. For more information, refer to Note 9 “Financial Instruments, Hedging Activities and Fair Value Measurements.”
In November 2014, PPG completed a public offering of $300 million in aggregate principal amount of its 2.3% Notes due 2019 (the “2.3% Notes”). These notes were issued pursuant to its existing shelf registration statement and pursuant to an indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, as supplemented (the “Indenture”). The Company may issue additional debt from time to time pursuant to the Indenture. The Indenture governing these notes contains covenants that limit the Company’s ability to, among other things, incur certain liens securing indebtedness, engage in certain sale-leaseback transactions, and enter into certain consolidations, mergers, conveyances, transfers or leases of all or substantially all the Company’s assets. The terms of these notes also require the Company to make an offer to repurchase Notes upon a Change of Control Triggering Event (as defined in the Indenture) at a price equal to 101% of their principal amount plus accrued and unpaid interest.
Also in November 2014, the Company entered into three Euro-denominated borrowings as follows.
3-year €500 million bank loan
Interest on this loan is variable and is based on changes to the EURIBOR interest rate. This loan contains covenants materially consistent with the five-year credit agreement, as discussed below. At December 31, 2015, the average interest rate on this borrowing was 0.47%.
15-year €80 million 2.5% fixed interest and 30-year €120 million 3.0% fixed interest notes
PPG privately placed a 15-year €80 million 2.5% fixed interest note and a 30-year €120 million 3.0% fixed interest note. These notes contain covenants materially consistent with the 2.3% Notes discussed above.

The cash proceeds related to these borrowings net of discounts and fees were as follows:

($ in millions)	Proceeds
3-year variable rate bank loan (1)	$620
2.30% notes, due 2019	297
15-year 2.5% fixed rate note(1)	99
30-year 3.0% fixed rate note (1)	142
Total cash proceeds	$1,158
(1) These debt arrangements are denominated in Euro and have been designated as net investment hedges of the Company’s European operations. For more information refer to Note 9 “Financial Instruments, Hedging Activities and Fair Value Measurements.”
In December 2014, PPG completed a debt refinancing which included redeeming approximately $1.5 billion of public notes and a tender offer for any and all of its outstanding 9% debentures, due 2021 and the 7.70% notes, due 2038 (together, the “Offers”). The consideration for each $1,000 principal amount of the 2021 debentures was approximately $1,334 and was approximately $1,506 for the 2038 notes. After the expiration of the Offers, PPG accepted for purchase all of the securities that were validly tendered. An aggregate principal amount of $90 million was redeemed through the tender offer which required $43 million of premiums to be paid to the debt holders.
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
The Company recorded a charge of $317 million in 2014 for the debt redemption which consists of the aggregate make-whole cash premium of $179 million for the public notes redemption, the aggregate cash premium of $43 million for the debt redeemed through the tender offer, the net realization of the unamortized interest rate swaps and forward starting swap losses of $89 million, and a balance of unamortized fees and discounts of $6 million related to the debt redeemed. Refer to Note 9, “Financial Instruments, Hedging Activity and Fair Value Measurement,” for additional detail regarding the non-cash portion of the loss on the debt redemption.
The proceeds received from the 2.3% Notes and the three Euro-denominated borrowing arrangements were used to fund

2015 PPG ANNUAL REPORT AND FORM 10-K 47

Notes to the Consolidated Financial Statements

approximately $1.2 billion of the approximately $1.7 billion used for the 2014 debt redemption. Cash on hand was used to fund the remaining portion of the redemption payments.
In March 2013, the Company repaid the $600 million of 5.75% notes upon maturity, using cash on hand.
As of December 31, 2015, PPG was in full compliance with the restrictive covenants under its various credit agreements, loan agreements and indentures.
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
Aggregate maturities of long-term debt during the next five years excluding commercial paper are:

($ in millions)	Maturity per year
2016	$254
2017	544
2018	124
2019	300
2020	500
Thereafter	$2,115
Other Debt Obligations
Short-term debt outstanding as of December 31, 2015 and 2014, was as follows:

($ in millions)	2015	2014
Various, weighted average 13.2% as of December 31, 2015 and 2.5% as of December 31, 2014	$29	$115
Total	$29	$115

Rental expense for operating leases was $266 million, $284 million and $256 million in 2015, 2014 and 2013, respectively. The primary leased assets include paint stores, transportation equipment, warehouses and other distribution facilities, and office space, including the Company’s corporate headquarters located in Pittsburgh, Pa.

Minimum lease commitments for operating leases that have initial or remaining lease terms in excess of one year are as follows:

($ in millions)	As of December 31, 2015
2016	$177
2017	146
2018	120
2019	86
2020	60
Beyond 2020	$198
PPG’s non-U.S. operations have uncommitted lines of credit totaling $621 million of which $29 million was used as of December 31, 2015. These uncommitted lines of credit are subject to cancellation at any time and are generally not subject to any commitment fees.
The Company had outstanding letters of credit and surety bonds of $165 million and $120 million as of December 31, 2015 and 2014, respectively. The letters of credit secure the Company’s performance to third parties under certain self-insurance programs and other commitments made in the ordinary course of business.
As of December 31, 2015 and 2014, guarantees outstanding were $24 million and $25 million, respectively. The guarantees relate primarily to debt of certain entities in which PPG has an ownership interest and selected customers of certain PPG businesses. A portion of such debt is secured by the assets of the related entities. The carrying values of these guarantees was $1 million as of December 31, 2015 and 2014 and the fair values were $1 million and $2 million, as of December 31, 2015 and 2014, respectively. The fair value of each guarantee was estimated by comparing the net present value of two hypothetical cash flow streams, one based on PPG’s incremental borrowing rate and the other based on the borrower’s incremental borrowing rate, as of the effective date of the guarantee. Both streams were discounted at a risk free rate of return. The Company does not believe any loss related to these letters of credit, surety bonds or guarantees is likely.

48 2015 PPG ANNUAL REPORT AND FORM 10-K

Notes to the Consolidated Financial Statements

9. Financial Instruments, Hedging Activities and Fair Value Measurements
Financial instruments include cash and cash equivalents, short-term investments, cash held in escrow, marketable equity securities, accounts receivable, company-owned life insurance, accounts payable, short-term and long-term debt instruments, and derivatives. The fair values of these financial instruments approximated their carrying values at December 31, 2015 and 2014, in the aggregate, except for long-term debt instruments.
Hedging Activities
The Company has exposure to market risk from changes in foreign currency exchange rates, PPG’s stock price and interest rates. As a result, financial instruments, including derivatives, may be used to hedge these underlying economic exposures. Certain of these instruments qualify as cash flow, fair value and net investment hedges upon meeting the requisite criteria, including effectiveness of offsetting hedged or underlying exposures. Changes in the fair value of derivatives that do not qualify for hedge accounting are recognized in income from continuing operations in the period incurred.
PPG’s policies do not permit speculative use of derivative financial instruments. PPG enters into derivative financial instruments with high credit quality counterparties and diversifies its positions among such counterparties in order to reduce its exposure to credit losses. The Company did not realize a credit loss on derivatives during the three-year period ended December 31, 2015.
All of PPG’s outstanding derivative instruments are subject to accelerated settlement in the event of PPG’s failure to meet its debt or payment obligations under the terms of the instruments’ contractual provisions. In addition, should the Company be acquired and its payment obligations under the derivative instruments’ contractual arrangements not be assumed by the acquirer, or should PPG enter into bankruptcy, receivership or reorganization proceedings, the instruments would also be subject to accelerated settlement.
In 2015, there were no derivative instruments de-designated or discontinued as a hedging instrument. During 2014, there was one derivative instrument initially designated as a net investment hedge that was undesignated as a hedging instrument during the year ended December 31, 2014. The impact of this de-designation was not significant to the results of operations or financial position of the Company. There were no derivative instruments de-designated or discontinued as a hedging instrument in 2013. There were no gains or losses deferred in AOCI that were reclassified to income from continuing operations during the three-year period ended December 31, 2015 related to hedges of anticipated transactions that were no longer expected to occur.
Fair Value Hedges
PPG designates certain foreign currency forward contracts as hedges against the Company’s exposure to future changes in fair value of certain firm sales commitments denominated in foreign currencies. As of December 31, 2015 and 2014, the fair value of these contracts was insignificant.

Interest rate swaps have been used from time to time to manage the Company’s exposure to changing interest rates. When outstanding, the interest rate swaps were designated as fair value hedges of certain outstanding debt obligations of the Company and were recorded at fair value. There were no interest rate swaps outstanding as of December 31, 2015 and 2014. However, in prior years, PPG settled interest rate swaps and received cash. The fair value adjustment of the debt at the time the interest rate swaps were settled is still being amortized as a reduction to interest expense over the remaining term of the related debt. In 2014, as a result of the completed debt refinancing, a $4 million gain was recognized related to the portion of the fair value adjustment for the debt that was retired.
PPG has entered into a renewable equity forward arrangement to hedge the impact to PPG’s income from continuing operations for changes in the fair value of 2,777,778 shares of PPG stock (after giving effect to the 2-for-1 stock split discussed in Note 10, “Earnings Per Common Share”) that are to be contributed to the asbestos settlement trust as discussed in Note 13, “Commitments and Contingent Liabilities.” These financial instruments are recorded at fair value as assets or liabilities and changes in the fair value of these financial instruments are reflected in the “Asbestos settlement – net” caption of the accompanying consolidated statement of income. The total principal amount payable for these shares is $62 million. PPG will pay to the counterparty interest based on the principal amount and the counterparty will pay to PPG an amount equal to the dividends paid on these shares during the period this financial instrument is outstanding. The difference between the principal amount and any amounts related to unpaid interest or dividends and the current market price for these shares, adjusted for credit risk, represents the fair value of the financial instruments as well as the amount that PPG would pay or receive if the counterparty chose to net settle the financial instrument. Alternatively, the bank may, at its option, require PPG to purchase the shares covered by the arrangement at the principal amount adjusted for unpaid interest and dividends as of the date of settlement. As of December 31, 2015 and 2014, the fair value of these contracts was an asset of $223 million and $268 million, respectively.
Cash Flow Hedges
PPG designates certain foreign currency forward contracts as cash flow hedges of the Company’s exposure to variability in exchange rates on intercompany and third party transactions denominated in foreign currencies. As of December 31, 2015 and 2014, the fair value of all foreign currency forward contracts designated as cash flow hedges was a net asset of $44 million and $46 million, respectively.
The Company entered into forward starting swaps in 2009 and 2010 to effectively lock-in a fixed interest rate for future debt refinancings with an anticipated term of ten years based on the ten year swap rate, to which was added a corporate spread. As of December 31, 2013, the amount of loss recorded in AOCI was $104 million, which was being amortized to interest expense over the remaining term of the ten-year debt that was issued in July 2012. In the fourth quarter of 2014, in conjunction with the debt refinancing, the ten-year debt instrument was

2015 PPG ANNUAL REPORT AND FORM 10-K 49

Notes to the Consolidated Financial Statements

redeemed and a non-cash charge for the related remaining unamortized loss of $93 million was recognized. Refer to Note 8, “Borrowings and Lines of Credit” for more information on the Company’s debt refinancing. There were no forward starting swaps outstanding as of December 31, 2015 and 2014.
Net Investment Hedges
PPG uses cross currency swaps, foreign currency forward contracts and Euro-denominated debt to hedge a portion of its net investment in its European operations. As of December 31, 2015 and 2014, U.S. dollar to Euro cross currency swap contracts with a total notional amount of $560 million were outstanding and are scheduled to expire in March 2018. On settlement of the remaining outstanding contracts, PPG will receive $560 million U.S. dollars and pay Euros to the counterparties. During the term of these contracts, PPG will receive semiannual payments in March and September of each year based on a U.S. dollar, long-term interest rate fixed as of the contract inception date, and PPG will make annual payments in March of each year to the counterparties based on a Euro, long-term interest rate fixed as of the contract inception date. As of December 31, 2015 and December 31, 2014, the fair value of these contracts was an asset of $41 million and a liability of $32 million, respectively.
In March 2015, the Company issued two Euro-denominated notes with an aggregate principal amount of €1.2 billion. Refer to Note 8, “Borrowings and Lines of Credit,” for more information. The Company has designated these notes as hedges of a portion of its net investment in its European operations. Accordingly, adjustments to the Euro-denominated note balances for changes in exchange rates have been and will be recorded as a component of AOCI.
Also, in March 2015, PPG de-designated €300 million of Euro-denominated borrowings originally issued in June 2005 and designated as a net investment hedge of a portion of PPG’s net investment in the Company’s European operations. There was no financial statement impact as a result of the de-designation. This borrowing matured and was repaid in June 2015.
At December 31, 2015 and 2014, PPG had designated €1.9 billion and €1.0 billion, respectively, of Euro-denominated borrowings as hedges of a portion of its net investment in the Company’s European operations. The carrying value of these instruments at December 31, 2015 and 2014 was $2.0 billion and $1.2 billion, respectively.
During 2015, PPG used foreign currency forward contracts to hedge a portion of its net investment in its European operations. Accordingly, changes in the fair value of these derivative instruments were recorded in AOCI. As of December 31, 2015, none of these contracts remained outstanding. PPG received cash proceeds of $19 million from the settlement of these contracts.
During 2014, PPG used foreign currency forward contracts to hedge a portion of its net investment in its European operations. As of December 31, 2014, none of these contracts remained outstanding. PPG received cash proceeds of $49 million from the settlement of these contracts.

Gains/Losses Deferred in AOCI
As of December 31, 2015 and 2014, the Company had accumulated pre-tax unrealized translation gains in AOCI related to the Euro-denominated borrowings, foreign currency forward contracts, and the cross currency swaps of $349 million and $169 million, respectively.
The following tables summarize the location and amount of gains (losses) related to derivative and debt financial instruments for the years ended December 31, 2015, 2014 and 2013. All dollar amounts are shown on a pre-tax basis.

	December 31, 2015
Hedge Type ($ in millions)	Gain Deferred in OCI	Gain (Loss) Recognized
		Amount	Caption
Fair Value
Foreign currency forward contracts	Not applicable	$(2)	Sales
Equity forward arrangements	Not applicable	(44)	Asbestos - net
Total Fair Value		$(46)
Cash Flow
Foreign currency forward contracts (a)	57	50	Other charges
Total Cash Flow	$57	$50
Net Investment
Cross currency swaps	$77		Other charges
Foreign denominated debt	85		Other charges
Foreign currency forward contracts	19		Other charges
Total Net Investment	$181
Economic
Foreign currency forward contracts		$18	Other charges
(a) The ineffective portion related to this item was $7 million of expense.

	December 31, 2014
Hedge Type ($ in millions)	Gain Deferred in OCI	Gain (Loss) Recognized
		Amount	Caption
Fair Value
Foreign currency forward contracts	Not applicable	$1	Sales
Equity forward arrangements	Not applicable	60	Asbestos - net
Total Fair Value		$61
Cash Flow
Forward starting swaps	$—	$(104)	Interest expense
Foreign currency forward contracts(a)	51	47	Other charges
Total Cash Flow	$51	$(57)
Net Investment
Cross currency swaps	$81		Other charges
Foreign denominated debt	75		Other charges
Foreign currency forward contracts	48		Other charges
Total Net Investment	$204

(a)	The ineffective portion related to this item was $7 million of expense.

50 2015 PPG ANNUAL REPORT AND FORM 10-K

Notes to the Consolidated Financial Statements

	December 31, 2013
Hedge Type ($ in millions)	Gain (Loss) Deferred in OCI	Gain (Loss) Recognized
		Amount	Caption
Fair Value
Foreign currency forward contracts	Not applicable	$1	Sales
Equity forward arrangements	Not applicable	77	Asbestos - net
Total Fair Value		$78
Cash Flow
Forward starting swaps	$—	$(12)	Interest expense
Foreign currency forward contracts(a)	33	33	Other charges
Total Cash Flow	$33	$21
Net Investment
Cross currency swaps	$(28)		Other charges
Foreign denominated debt	(16)		Other charges
Total Net Investment	$(44)
(a) The ineffective portion related to this item was $8 million of expense.

Fair Value Measurements
The Company follows a fair value measurement hierarchy to measure its assets and liabilities. As of December 31, 2015 and 2014, respectively, the assets and liabilities measured at fair value on a recurring basis were cash equivalents, equity securities and derivatives. In addition, the Company measures its pension plan assets at fair value (see Note 12, “Employee Benefit Plans” for further details). The Company’s financial assets and liabilities are measured using inputs from the following three levels:
Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets and liabilities that the Company has the ability to access at the measurement date. Level 1 inputs are considered to be the most reliable evidence of fair value as they are based on unadjusted quoted market prices from various financial information service providers and securities exchanges.
Level 2 inputs are directly or indirectly observable prices that are not quoted on active exchanges, which include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means. The fair values of the derivative instruments reflect the instruments’ contractual terms, including the period to maturity, and uses observable market-based inputs, including forward curves.
Level 3 inputs are unobservable inputs employed for measuring the fair value of assets or liabilities. The Company does not have any recurring financial assets or liabilities that are recorded in its consolidated balance sheets as of December 31, 2015 and 2014 that are classified as Level 3 inputs.

Assets and liabilities reported at fair value on a recurring basis

	December 31, 2015
($ in millions)	Level 1	Level 2	Level 3
Assets:
Other current assets:
Marketable equity securities	$4	$—	$—
Foreign currency forward contracts	—	47	—
Equity forward arrangement	—	223	—
Investments:
Marketable equity securities	77	—	—
Other assets:
Cross currency swaps	—	41	—

Liabilities:
Accounts payable and accrued liabilities:
Foreign currency forward contracts	—	4	—

	December 31, 2014
($ in millions)	Level 1	Level 2	Level 3
Assets:
Other current assets:
Marketable equity securities	$5	$—	$—
Foreign currency forward contracts	—	52	—
Equity forward arrangement	—	268	—
Investments:
Marketable equity securities	74	—	—
Other assets:
Foreign currency forward contracts	—	16	—

Liabilities:
Accounts payable and accrued liabilities:
Foreign currency forward contracts	—	23	—
Other liabilities:
Cross currency swaps	—	32	—
Long-Term Debt
PPG’s long-term debt (excluding capital lease obligations of $30 million and short term borrowings of $29 million), had carrying and fair values totaling $4,265 million and $4,367 million, respectively, as of December 31, 2015. Long-term debt (excluding capital lease obligations of $33 million and short term borrowings of $115 million), had carrying and fair values totaling $3,877 million and $4,164 million, respectively, as of December 31, 2014. The fair values of the debt instruments were based on discounted cash flows and interest rates then currently available to the Company for instruments of the same remaining maturities and were measured using level 2 inputs.
Assets and liabilities reported at fair value on a nonrecurring basis
In conjunction with the restructuring actions approved in the second quarter of 2015, certain nonmonetary assets were written down to their fair value. Refer to Note 7, “Business Restructuring.”

2015 PPG ANNUAL REPORT AND FORM 10-K 51

Notes to the Consolidated Financial Statements

There were no significant adjustments to the fair value of nonmonetary assets or liabilities during the years ended December 31, 2014 or 2013.
10. Earnings Per Common Share
Historical share and per share data (except for shares on the balance sheet) give retroactive effect to the 2-for-1 stock split discussed in Note 14, “Shareholders’ Equity.”

	December 31
($ in millions, except per share amounts)	2015	2014	2013
Earnings per common share (attributable to PPG)
Income from continuing operations, net of tax	$1,405	$1,133	$950
Income from discontinued operations, net of tax	$1	$969	$2,281
Net income (attributable to PPG)	$1,406	$2,102	$3,231
Weighted average common shares outstanding	271.4	276.6	286.8
Effect of dilutive securities:
Stock options	1.0	1.4	1.6
Other stock compensation plans	1.2	1.6	1.8
Potentially dilutive common shares	2.2	3.0	3.4
Adjusted weighted average common shares outstanding	273.6	279.6	290.2
Earnings per common share (attributable to PPG):
Income from continuing operations, net of tax	$5.18	$4.10	$3.31
Income from discontinued operations, net of tax	$—	$3.50	$7.96
Net income (attributable to PPG)	$5.18	$7.60	$11.27
Earnings per common share - assuming dilution (attributable to PPG)
Income from continuing operations, net of tax	$5.14	$4.05	$3.27
Income from discontinued operations, net of tax	$—	$3.47	$7.86
Net income (attributable to PPG)	$5.14	$7.52	$11.13
There were 0.6 million outstanding stock options excluded in 2015 from the computation of diluted earnings per common share due to their anti-dilutive effect. There were no shares excluded in 2014 or 2013 from the computation of diluted earnings per common share due to their anti-dilutive effect.

11. Income Taxes
The provision for income taxes by taxing jurisdiction and by significant components consisted of the following:

($ in millions)	2015	2014	2013
Current income tax expense
U.S. federal	158	128	83
U.S. state and local	22	25	6
Foreign	276	195	180
Total current income tax	456	348	269
Deferred income tax expense
U.S. federal	29	(78)	(8)
U.S. state and local	(36)	(1)	(5)
Foreign	7	(10)	(3)
Total deferred income tax	—	(89)	(16)
Total	$456	$259	$253
A reconciliation of the statutory U.S. corporate federal income tax rate to the Company’s effective tax rate follows:

	2015	2014	2013
U.S. federal income tax rate	35.0%	35.0%	35.0%
Changes in rate due to:
U.S. State and local taxes	1.0	0.9	0.6
U.S. tax benefit on foreign dividends	(0.9)	(3.8)	(3.3)
Taxes on foreign earnings	(6.8)	(8.7)	(7.4)
PPG dividends paid to the ESOP	(0.3)	(0.4)	(0.4)
U.S. tax incentives	(1.8)	(2.2)	(2.8)
Other	(2.0)	(2.6)	(1.1)
Effective income tax rate	24.2%	18.2%	20.6%
The 2015 U.S. tax benefit on foreign dividends includes repatriation of high taxed foreign earnings. The decrease in the benefit from 2014 to 2015 was due to a reduction in repatriated earnings from prior years.
In 2015, U.S. tax incentives include the R&D credit and the U.S. manufacturing deduction. The decrease in the U.S. tax incentive benefit from 2014 to 2015 is due to a stable benefit offset by an increase in income before income taxes. The decrease in the benefit from 2013 to 2014 was due to the absence of the retroactive benefit resulting from the reinstatement of the 2012 R&D credit in January 2013. This decrease was partly offset by an increase in the manufacturing deduction and the R&D credit in 2014.
In 2015, Other includes the remeasurement of a U.S. deferred tax liability to repatriate foreign earning on which PPG has not asserted permanent reinvestment in the foreign jurisdiction. In 2014, Other included the prior year benefit and remeasurement of temporary differences in a foreign jurisdiction as a result of receiving a favorable tax rate ruling for the tax years from 2008 to 2018. The retroactive benefit lowered 2014 tax expense by $29 million.
Income before income taxes of the Company’s U.S. operations for 2015, 2014 and 2013 was $832 million, $377 million and $447 million, respectively. Income before income taxes of the Company’s foreign operations for 2015, 2014 and

52 2015 PPG ANNUAL REPORT AND FORM 10-K

Notes to the Consolidated Financial Statements

2013 was $1,050 million, $1,040 million and $779 million, respectively.
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

($ in millions)	2015	2014
Deferred income tax assets related to
Employee benefits	738	877
Contingent and accrued liabilities	604	671
Operating loss and other carry-forwards	361	380
Inventories	14	24
Property	47	29
Derivatives	—	24
Other	94	99
Valuation allowance	(139)	(181)
Total	1,719	1,923
Deferred income tax liabilities related to
Property	622	401
Intangibles	439	805
Employee benefits	67	69
Derivatives	4	—
Undistributed foreign earnings	158	263
Other	222	180
Total	1,512	1,718
Deferred income tax assets – net	$207	$205
As of December 31, 2015 and 2014, subsidiaries of the Company had available net operating loss carryforwards and available income tax credit carryforwards as follows:

($ in millions)	2015	2014	Expiration
Available net operating loss carryforwards:
Indefinite expiration	$390	$419	NA
Definite expiration	165	218	2016 - 2028
Total	$555	$637	NA
Net operating loss carryforwards, tax effected	$156	$189	NA
Income tax credit carryforwards	$205	$191	2016 - 2025
A valuation allowance has been established for carry-forwards at December 31, 2015 and 2014, when the ability to utilize them is not likely.
The Company had $5 billion of undistributed earnings of non-U.S. subsidiaries as of December 31, 2015 and 2014.  These amounts relate to approximately 225 subsidiaries in more than 60 taxable jurisdictions. As discussed in Note 2, “Acquisitions and Dispositions,” PPG recorded a deferred U.S. income tax liability on the foreign earnings generated from the sale of its Transitions Optical joint venture in 2014. At December 31, 2015 and 2014, the expected future tax cost to repatriate these earnings totaled $142 million and $247 million, respectively. No significant deferred U.S. income taxes have been provided on the remaining $4.2 billion of PPG’s undistributed earnings as they are considered to be reinvested for an indefinite period of time or will be repatriated when it is tax effective to do so. The Company estimates repatriation of undistributed earnings of non-U.S. subsidiaries as of December 31, 2015 and 2014 would have resulted in a U.S. tax cost of approximately $375 million and $200 million, respectively.
The Company files federal, state and local income tax returns in numerous domestic and foreign jurisdictions. In most tax jurisdictions, returns are subject to examination by the relevant tax authorities for a number of years after the returns have been filed. The Company is no longer subject to examinations by tax authorities in any major tax jurisdiction for years before 2006. Additionally, the Internal Revenue Service has completed its examination of the Company’s U.S. federal income tax returns filed for years through 2011. The examinations of the Company’s U.S. federal income tax returns for 2012 and 2013 are currently underway.
A reconciliation of the total amounts of unrecognized tax benefits (excluding interest and penalties) as of December 31 follows:

($ in millions)	2015	2014	2013
Balance at January 1	$71	$85	$82
Additions based on tax positions related to the current year	14	12	12
Additions for tax positions of prior years	5	3	9
Pre-acquisition unrecognized tax benefits	4	—	—
Reductions for tax positions of prior years	(3)	(15)	(10)
Reductions for expiration of the applicable statute of limitations	(1)	(2)	(10)
Settlements	(3)	(6)	—
Foreign currency translation	(5)	(6)	2
Balance at December 31	$82	$71	$85

The Company expects that any reasonably possible change in the amount of unrecognized tax benefits in the next 12 months would not be significant.
The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $77 million as of December 31, 2015.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2015, 2014 and 2013, the Company had liabilities for estimated interest and penalties on unrecognized tax benefits of $8 million, $7 million and $9 million, respectively. The Company recognized $2 million, $2 million, and $2 million of income in 2015, 2014 and 2013, respectively, related to the reduction of estimated interest and penalties.

2015 PPG ANNUAL REPORT AND FORM 10-K 53

Notes to the Consolidated Financial Statements

12. Employee Benefit Plans
Defined Benefit Plans
PPG has defined benefit pension plans that cover certain employees worldwide. The principal defined benefit pension plans are those in the U.S., Canada, the Netherlands and the U.K. These plans in the aggregate represent approximately 96% of the projected benefit obligation at December 31, 2015, of which the U.S. defined benefit pension plans represent the majority.
U.S. Defined Benefit Plans
As of January 1, 2006, the Company closed the salaried defined benefit plans to new entrants. The defined benefit plan of certain hourly employees was closed to new entrants in 2006 or thereafter. Eligible employees participate in a defined contribution retirement plan. Further in 2011, the Company approved amendments related to certain U.S. defined benefit plans so that depending upon the affected employee’s combined age and years of service to PPG, certain employees stopped accruing benefits either during 2011 or at some point in the future. The affected employees will participate in the Company’s defined contribution retirement plans from the date their benefits under their respective defined benefit plans are frozen. The Company has amended other defined benefit plans in other countries in a similar way and plans to continue reviewing and potentially changing other PPG defined benefit plans in the future.
Plan Termination
During June 2014, PPG terminated one of the defined benefit pension plans containing only participants who are no longer accruing benefits, which lowered the projected benefit obligation and plan assets of PPG’s defined benefit pension plans by approximately $41 million. Additionally, PPG recorded an immaterial settlement loss related to the termination of the plan.
Postretirement medical
PPG sponsors welfare benefit plans that provide postretirement medical and life insurance benefits for certain U.S. and Canadian employees and their dependents of which the U.S. welfare benefit plans represent approximately 91% of the projected benefit obligation at December 31, 2015. Salaried and certain hourly employees in the U.S. hired on or after October 1, 2004, or rehired on or after October 1, 2012 are not eligible for post retirement medical benefits.
The U.S. welfare benefit plans include an Employee Group Waiver Plan (“EGWP”) for certain Medicare-eligible retirees and their dependents which includes a fully-insured Medicare Part D prescription drug plan. As such, PPG is not eligible to receive the federal subsidy provided under the Medicare Act of 2003 for these retirees and their dependents.
These plans in the U.S. and Canada require retiree contributions based on retiree-selected coverage levels for certain retirees and their dependents and provide for sharing of future benefit cost increases between PPG and participants based on management discretion. The Company has the right to modify, amend or terminate certain of these benefit plans in the future.

The following table sets forth the changes in projected benefit obligations (“PBO”) (as calculated as of December 31), plan assets, the funded status and the amounts recognized in the accompanying consolidated balance sheet for the Company’s defined benefit pension and other postretirement benefit plans:

	Pensions		Other Postretirement Benefits
($ in millions)	2015	2014	2015	2014
Projected benefit obligation, January 1	$5,775	$5,240	$1,196	$1,070
Service cost	59	52	17	15
Interest cost	201	230	45	47
Actuarial (gains) / losses - net	(143)	846	(104)	125
Benefits paid	(271)	(390)	(52)	(44)
Plan transfers	—	36	—	—
Foreign currency translation adjustments	(237)	(229)	(19)	(12)
Curtailment and special termination benefits	(8)	(6)	—	—
Other	(27)	(4)	1	(5)
Projected benefit obligation, December 31	$5,349	$5,775	$1,084	$1,196
Market value of plan assets, January 1	$4,839	$4,701
Actual return on plan assets	(19)	658
Company contributions	289	41
Participant contributions	2	2
Benefits paid	(249)	(375)
Plan transfers	—	35
Plan settlements	(17)	(4)
Plan expenses and other-net	(4)	(4)
Foreign currency translation adjustments	(214)	(198)
Impact of commodity chemicals transaction	—	(22)
Other	—	5
Market value of plan assets, December 31	$4,627	$4,839
Funded Status	$(722)	$(936)	$(1,084)	$(1,196)
Amounts recognized in the Consolidated Balance Sheet:
Other assets (long-term)	57	86	—	—
Accounts payable and accrued liabilities	(67)	(27)	(63)	(64)
Accrued pensions	(712)	(995)	—	—
Other postretirement benefits	—	—	(1,021)	(1,132)
Net liability recognized	$(722)	$(936)	$(1,084)	$(1,196)
The PBO is the actuarial present value of benefits attributable to employee service rendered to date, including the effects of estimated future pay increases. The accumulated benefit obligation (“ABO”) is the actuarial present value of benefits attributable to employee service rendered to date, but does not include the effects of estimated future pay increases. The ABO for all defined benefit pension plans as of December 31, 2015 and 2014 was $5,220 million and $5,624 million, respectively.

54 2015 PPG ANNUAL REPORT AND FORM 10-K

Notes to the Consolidated Financial Statements

The following table details the pension plans where the benefit liability exceeds the fair value of the plan assets:

	Pensions
($ in millions)	2015	2014
Plans with PBO in Excess of Plan Assets:
Projected benefit obligation	$4,717	$4,864
Fair value of plan assets	3,937	3,879
Plans with ABO in Excess of Plan Assets:
Accumulated benefit obligation	$4,351	$4,453
Fair value of plan assets	3,676	3,584
Amounts (pre-tax) not yet reflected in net periodic benefit cost and included in accumulated other comprehensive loss include the following:

($ in millions)	Pensions		Other Postretirement Benefits
	2015	2014	2015	2014
Accumulated net actuarial losses	$1,872	$1,910	$228	$366
Accumulated prior service credit	(18)	(20)	(24)	(34)
Total	$1,854	$1,890	$204	$332
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
The decrease in accumulated other comprehensive loss (pre-tax) in 2015 relating to defined benefit pension and other postretirement benefits consists of:

($ in millions)	Pensions	Other Postretirement Benefits
Net actuarial loss / (gain) arising during the year	$171	$(104)
Impact of curtailments	(7)	—
Amortization of actuarial loss	(125)	(32)
Amortization of prior service cost	2	9
Foreign currency translation adjustments	(59)	(3)
Other	(18)	2
Net change	$(36)	$(128)

The 2015 net actuarial loss related to the Company’s pension and other postretirement benefit plans of $67 million was primarily due to an actual loss on asset performance for the year. This loss on asset performance was largely offset by an increase in the weighted average discount rate used to determine the benefit obligation at December 31, 2015.
The estimated amounts of accumulated net actuarial loss and prior service (credit) for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2016 are $124 million and $(2) million, respectively. The estimated amounts of accumulated net actuarial loss and prior service (credit) for the other postretirement benefit plans that will be amortized from accumulated other comprehensive (loss) income into net periodic benefit cost in 2016 are $18 million and $(9) million, respectively.
Net periodic benefit cost for the three years ended December 31, 2015, included the following:

	Pensions			Other Postretirement Benefits
($ in millions)	2015	2014	2013	2015	2014	2013
Service cost	$59	$52	$57	$17	$15	$20
Interest cost	201	230	218	45	47	49
Expected return on plan assets	(295)	(297)	(286)	—	—	—
Amortization of prior service credit	(2)	(2)	(2)	(9)	(10)	(9)
Amortization of actuarial losses	125	77	102	32	11	28
Curtailments and special termination benefits	8	8	18	—	—	—
Net periodic benefit cost	$96	$68	$107	$85	$63	$88
Net periodic benefit cost is included in Cost of sales, exclusive of depreciation and amortization, Selling, general and administrative and Research and development in the accompanying consolidated statement of income.
Assumptions
The following weighted average assumptions were used to determine the benefit obligation for the Company’s defined benefit pension and other postretirement plans as of December 31, 2015 and 2014:

	2015	2014
Discount rate(1)	4.1%	3.8%
Rate of compensation increase	2.0%	2.0%

(1)	The discount rate for U.S. defined benefit pension and other postretirement plans was 4.5% and 4.0% as of December 31, 2015 and 2014, respectively.
The following weighted average assumptions were used to determine the net periodic benefit cost for the Company’s defined benefit pension and other postretirement benefit plans for the three years in the period ended December 31, 2015:

	2015	2014	2013
Discount rate	3.8%	4.6%	4.1%
Expected return on assets	6.1%	6.5%	6.5%
Rate of compensation increase	2.0%	3.0%	4.0%
These assumptions for each plan are reviewed on an annual basis. In determining the expected return on plan asset assumption, the Company evaluates the mix of investments that

2015 PPG ANNUAL REPORT AND FORM 10-K 55

Notes to the Consolidated Financial Statements

comprise each plan’s assets and external forecasts of future long-term investment returns. The Company compares the expected return on plan assets assumption to actual historic returns to ensure reasonability. For 2015, the return on plan assets assumption for PPG’s U.S. defined benefit pension plans was 7.25%. A change in the rate of return of 100 basis points, with other assumptions held constant, would impact 2016 net periodic pension expense by approximately $26 million. The global expected return on plan assets assumption to be used in determining 2016 net periodic pension expense will be 6.10% (7.15% for the U.S. plans only).
The discount rate used in accounting for pensions and other postretirement benefits is determined by reference to a current yield curve and by considering the timing and amount of projected future benefit payments. In 2016, the Company will change the method it uses to estimate the service and interest cost components of net periodic benefit cost for pension and other postretirement benefit costs for substantially all of its U.S. and foreign plans. Historically, the service and interest cost components were estimated using a single weighted-average discount rate derived from the yield curve used to measure the projected benefit obligation at the beginning of the period. The Company has elected to use a full yield curve approach (“Split-rate” method) in the estimation of these components of benefit cost by applying specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. The Company will make this change to improve the correlation between projected benefit cash flows and the corresponding yield curve spot rates and to provide a more precise measurement of service and interest costs. This change does not affect the measurement of the Company’s total benefit obligations. The Company will account for this change as a change in estimate and, accordingly, will recognize its effect prospectively beginning in fiscal year 2016. We expect 2016 defined benefit expense to decrease by approximately $20 million to $25 million. A change in the discount rate of 100 basis points, with all other assumptions held constant, would impact 2016 net periodic benefit expense for our defined benefit pension and other postretirement benefit plans by approximately $27 million and $16 million, respectively.
In 2014, the Company updated the mortality tables used to calculate its U.S. defined benefit pension and other postretirement benefit liabilities. In October 2014, the Society of Actuaries’ Retirement Plans Experience Committee released new mortality tables known as RP 2014. The new tables released reflect a long period of significant improvement in mortality. The Company considered these new tables and performed a review of its own mortality history, as well as the industry in which the Company operates to assess future improvements in mortality rates based on its U.S. population. The Company chose to value its U.S. defined benefit pension and other postretirement benefit liabilities using a slightly modified assumption of future mortality which better approximates our plan participant population and reflects significant improvement in life expectancy over the previously used mortality table, known as RP 2000.
The weighted-average healthcare cost trend rate (inflation) used for 2015 was 6.4% declining to a projected 4.5% in the year 2024. For 2016, the assumed weighted-average healthcare cost trend rate used will be 6.3% declining to a projected 4.5% between 2016 and 2039 for medical and prescription drug costs, respectively. These assumptions are reviewed on an annual basis. In selecting rates for current and long-term health care cost assumptions, the Company takes into consideration a number of factors including the Company’s actual health care cost increases, the design of the Company’s benefit programs, the demographics of the Company’s active and retiree populations and external expectations of future medical cost inflation rates. If these 2016 health care cost trend rates were increased or decreased by one percentage point per year, such increase or decrease would have the following effects:

	One-Percentage Point
($ in millions)	Increase	Decrease
Increase (decrease) in the aggregate of service and interest cost components of annual expense	$9	$(6)
Increase (decrease) in the benefit obligation	$120	$(91)
Contributions to Defined Benefit Plans

($ in millions)	December 31,
	2015	2014	2013
U.S. defined benefit pension voluntary contributions	$250	$2	$50
Non-U.S. defined benefit pension plans	$39	$39	$124
PPG did not have a mandatory contribution to its U.S. defined benefit pension plans in 2015, 2014 or 2013, and PPG does not expect to be required to make contributions to its U.S. defined benefit pension plans in 2016. Some contributions to PPG’s non-U.S. defined benefit pension plans were required by local funding requirements. PPG expects to make mandatory contributions to its non-U.S. plans in the range of $35 million to $40 million in 2016. We may make voluntary contributions to our defined benefit pension plans in 2016 and beyond.
Benefit Payments
The estimated benefits expected to be paid under the Company’s defined benefit pension and other postretirement benefit plans (in millions) are:

($ in millions)	Pensions	Other Postretirement Benefits
2016	$337	$65
2017	276	66
2018	279	66
2019	282	67
2020	286	67
2021 to 2024	1,459	319
Beginning in 2012, the Company initiated a lump sum payout program that gave certain terminated vested participants in certain U.S. defined benefit pension plans the option to take a one-time lump sum cash payment in lieu of receiving a future monthly annuity.  PPG paid approximately $61 million in 2014, in lump sum benefits to terminated vested participants who elected to participate in the program.

56 2015 PPG ANNUAL REPORT AND FORM 10-K

Notes to the Consolidated Financial Statements

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
The following summarizes the weighted average target pension plan asset allocation as of December 31, 2015 and 2014 for all PPG defined benefit plans:

Asset Category	Dec. 31, 2015	Dec. 31, 2014
Equity securities	30-65%	30-65%
Debt securities	30-65%	30-65%
Real estate	0-10%	0-10%
Other	0-10%	0-10%

The fair values of the Company’s pension plan assets at December 31, 2015, by asset category, are as follows:

($ in millions)	Level 1(1)	Level 2(1)	Level 3(1)	Total
Asset Category
Equity securities:
U.S.
Large cap	$—	$336	$—	$336
Small cap	—	104	—	104
PPG common stock	87	—	—	87
Non-U.S.
Developed and emerging markets(2)	91	690	—	781
Debt securities:
Cash and cash equivalents	—	51	—	51
Corporate(3)
U.S.(4)	—	1,016	125	1,141
Developed and emerging markets(2)	—	146	—	146
Diversified(5)	—	581	—	581
Government
U.S.(4)	173	65	—	238
Developed markets	—	383	—	383
Other(6)	—	159	21	180
Real estate, hedge funds, and other	—	110	489	599
Total	$351	$3,641	$635	$4,627

(1)	These levels refer to the accounting guidance on fair value measurement described in Note 9, “Financial Instruments, Hedging Activities and Fair Value Measurements.”

(2)	These amounts represent holdings in investment grade debt or equity securities of issuers in both developed markets and emerging economies.

(3)	This category represents investment grade debt securities from a diverse set of industry issuers.

(4)	These investments are primarily long duration fixed income securities.

(5)	This category represents commingled funds invested in diverse portfolios of debt securities.

(6)	This category includes mortgage-backed and asset backed debt securities, municipal bonds and other debt securities including derivatives.

2015 PPG ANNUAL REPORT AND FORM 10-K 57

Notes to the Consolidated Financial Statements

The fair values of the Company’s pension plan assets at December 31, 2014, by asset category, are as follows:

($ in millions)	Level 1(1)	Level 2(1)	Level 3(1)	Total
Asset Category
Equity securities:
U.S.
Large cap	$—	$278	$—	$278
Small cap	—	112	—	112
PPG common stock	102	—	—	102
Non-U.S.
Developed and emerging markets(2)	107	688	—	795
Debt securities:
Cash and cash equivalents	—	40	—	40
Corporate(3)
U.S.(4)	—	1,121	124	1,245
Developed and emerging markets(2)	—	232	—	232
Diversified(5)	—	477	—	477
Government
U.S.(4)	223	42	—	265
Developed markets	—	504	—	504
Other(6)	—	153	22	175
Real estate, hedge funds, and other	—	148	466	614
Total	$432	$3,795	$612	$4,839

(1)	These levels refer to the accounting guidance on fair value measurement described in Note 9, “Financial Instruments, Hedging Activities and Fair Value Measurements.”

(2)	These amounts represent holdings in investment grade debt or equity securities of issuers in both developed markets and emerging economies.

(3)	This category represents investment grade debt securities from a diverse set of industry issuers.

(4)	These investments are primarily long duration fixed income securities.

(5)	This category represents commingled funds invested in diverse portfolios of debt securities.

(6)	This category includes mortgage-backed and asset backed debt securities, municipal bonds and other debt securities including derivatives.

The change in the fair value of the Company’s Level 3 pension assets for the years ended December 31, 2015 and 2014 was as follows:

($ in millions)	Real Estate	Other Debt Securities	Hedge Funds & Other Assets	Total
Balance, January 1, 2014	$222	$27	$383	$632
Realized gain	17	1	3	21
Unrealized gain for positions still held	8	—	5	13
Transfers out	(34)	(1)	(4)	(39)
Foreign currency loss	(3)	(4)	(8)	(15)
Balance, December 31, 2014	$210	$23	$379	$612
Realized gain	15	1	—	16
Unrealized gain/(loss) for positions still held	12	—	(4)	8
Transfers (out)/in	(24)	(1)	38	13
Foreign currency loss	(4)	(2)	(8)	(14)
Balance, December 31, 2015	$209	$21	$405	$635
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
Retained Liabilities and Legacy Settlement Charges
PPG has retained certain liabilities for pension and post-employment benefits earned for service up to the date of sale of its former automotive glass and service business, totaling approximately $867 million and $945 million at December 31, 2015 and 2014, respectively, for employees who were active as of the divestiture date and for individuals who were retirees of the business as of the divestiture date. PPG recognized expense of approximately $17 million, $19 million and $30 million related to these obligations in 2015, 2014, and 2013, respectively.
PPG has retained certain liabilities for pension and post-retirement benefits earned for service up to the date of sale of its former automotive glass and service business for employees who were active as of the divestiture date and for individuals who were retirees of the business as of the divestiture date. There have been multiple PPG facilities closures in Canada related to the former automotive glass and services business as well as other PPG businesses. These various plant closures have resulted in partial and full windups, and related settlement charges, of pension plans for various hourly and salary employees employed by these locations. The charges are recorded for the individual plans when a particular windup is approved by the Canadian pension authorities and the Company has made all contributions

58 2015 PPG ANNUAL REPORT AND FORM 10-K

Notes to the Consolidated Financial Statements

to the individual plan. The Company recorded settlement charges of $7 million and $2 million in 2015 and 2014, respectively. Additional windup charges of $40 million to $50 million will be taken in 2016 related to these plant closures. The 2016 cash contributions related to these windups are estimated to be $5 million to $10 million.
Other Plans
Defined Contribution Plans
The Company recognized expense for defined contribution retirement plans in 2015, 2014 and 2013 of $60 million, $55 million and $49 million, respectively. The Company’s annual cash contributions to defined contribution retirement plans approximated the expense recognized in 2015, 2014, and 2013. As of December 31, 2015 and 2014, the Company’s liability for contributions to be made to the defined contribution retirement plans was $12 million and $14 million, respectively.
Employee Savings Plan
PPG’s Employee Savings Plan (“Savings Plan”) covers substantially all employees in the U.S., Puerto Rico and Canada. The Company makes matching contributions to the Savings Plan, at management’s discretion, based upon participants’ savings, subject to certain limitations. For most participants not covered by a collective bargaining agreement, Company-matching contributions are established each year at the discretion of the Company and are applied to participant savings up to a maximum of 6% of eligible participant compensation. For those participants whose employment is covered by a collective bargaining agreement, the level of Company-matching contribution, if any, is determined by the relevant collective bargaining agreement.
In 2013, the Company-matching contribution was increased to 100%, from 75%, on the first 6% of compensation contributed by eligible employees. The Company-matching contribution remained at 100% for 2015.
In 2016, the Company terminated its U.S. defined contribution plan and subsequently merged the plan into the Savings Plan. Under the combined plan, eligible employees will continue to receive a contribution equal to between 2% and 5% of annual compensation, based on age and years of service.
Compensation expense and cash contributions related to the Company match of participant contributions to the Savings Plan for 2015, 2014, and 2013 totaled $44 million, $42 million and $36 million, respectively. A portion of the Savings Plan qualifies under the Internal Revenue Code as an Employee Stock Ownership Plan. As a result, the dividends on PPG shares held by that portion of the Savings Plan totaling $13 million, $14 million and $15 million for 2015, 2014, and 2013, respectively, were tax deductible to the Company for U.S. Federal tax purposes.
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
The cost of the deferred compensation plan, comprised of dividend equivalents accrued on the phantom PPG stock account, investment income and the change in market value of the liability, was expense in 2015, 2014 and 2013 of $5 million, $10 million and $18 million, respectively. These amounts are included in “Selling, general and administrative” in the accompanying consolidated statement of income. The change in market value of the investment portfolio was income of $3 million, $8 million, and $17 million in 2015, 2014 and 2013, respectively, of which approximately $3.0 million annually was realized gains, and is also included in “Selling, general and administrative.”
The Company’s obligations under this plan, which are included in “Accounts payable and accrued liabilities” and “Other liabilities” in the accompanying consolidated balance sheet, totaled $124 million and $119 million as of December 31, 2015 and 2014, respectively, and the investments in marketable securities, which are included in “Investments” and “Other current assets” in the accompanying consolidated balance sheet, were $81 million and $79 million as of December 31, 2015 and 2014, respectively.

2015 PPG ANNUAL REPORT AND FORM 10-K 59

Notes to the Consolidated Financial Statements

13. Commitments and Contingent Liabilities
PPG is involved in a number of lawsuits and claims, both actual and potential, including some that it has asserted against others, in which substantial monetary damages are sought. These lawsuits and claims may relate to contract, patent, environmental, product liability, antitrust, employment and other matters arising out of the conduct of PPG’s current and past business activities. To the extent that these lawsuits and claims involve personal injury and property damage, PPG believes it has adequate insurance; however, certain of PPG’s insurers are contesting coverage with respect to some of these claims, and other insurers, as they had prior to the asbestos settlement described below, may contest coverage with respect to some of the asbestos claims if the settlement is not implemented. PPG’s lawsuits and claims against others include claims against insurers and other third parties with respect to actual and contingent losses related to environmental, asbestos and other matters.
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
Foreign Tax Matter
In June 2014, PPG received a notice from a Foreign Tax Authority (“FTA”) inviting the Company to pay interest totaling approximately $70 million for failure to withhold taxes on a 2009 intercompany dividend. Prior to the payment of the dividend, PPG obtained a ruling from the FTA which indicated that the dividend was tax-exempt and eligible for a simplified no-withholding procedure provided that certain administrative criteria were met. The FTA is now asserting that PPG did not meet all of the administrative criteria for the simplified procedure, and consequently taxes should have been withheld by the dividend payer, which would have made the dividend recipient eligible for a refund. The Company disagrees with the FTA’s assertion. In March 2015, PPG received a formal assessment from the FTA and PPG plans to vigorously defend against the assessment.
Asbestos Matters
For many years, PPG has been a defendant in lawsuits involving claims alleging personal injury from exposure to asbestos. Most of PPG’s potential exposure relates to allegations by plaintiffs that PPG should be liable for injuries involving asbestos-containing thermal insulation products, known as Unibestos, manufactured and distributed by Pittsburgh Corning Corporation (“PC”). PPG and Corning Incorporated are each 50% shareholders of PC. PPG has denied responsibility for, and has defended, all claims for any injuries caused by PC products. As of the April 16, 2000 order which stayed and enjoined asbestos claims against PPG (as discussed below), PPG was one of many defendants in numerous asbestos-related lawsuits involving approximately 114,000 claims served on PPG. During the period of the stay, PPG generally has not been aware of the dispositions, if any, of these asbestos claims.
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

60 2015 PPG ANNUAL REPORT AND FORM 10-K

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
Terms of 2002 PPG Settlement Arrangement
PPG had no obligation to pay any amounts under the 2002 PPG Settlement Arrangement until 30 days after the second amended PC plan of reorganization was finally approved by an appropriate court order that was no longer subject to appellate review (the “Effective Date”). If the second amended PC plan of reorganization had been approved as proposed, PPG and certain of its insurers (along with PC) would have made payments on the Effective Date to the Trust, which would have provided the sole source of payment for all present and future asbestos bodily injury claims against PPG, its subsidiaries or PC alleged to be caused by the manufacture, distribution or sale of asbestos products by these companies. PPG would have conveyed the following assets to the Trust: (i) the stock it owns in PC and Pittsburgh Corning Europe, (ii) 2,777,778 shares of PPG’s common stock (after giving effect to the 2-for-1 stock split discussed in Note 10, “Earnings Per Common Share”) and (iii) aggregate cash payments to the Trust of approximately $998 million, payable according to a fixed payment schedule over 21 years, beginning on June 30, 2003, or, if later, the Effective Date. PPG would have had the right, in its sole discretion, to prepay these cash payments to the Trust at any time at a discount rate of 5.5% per annum as of the prepayment date. In addition to the conveyance of these assets, PPG would have paid $30 million in legal fees and expenses on behalf of the Trust to recover proceeds from certain historical insurance assets, including policies issued by certain insurance carriers that were not participating in the settlement, the rights to which would have been assigned to the Trust by PPG.

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

2015 PPG ANNUAL REPORT AND FORM 10-K 61

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
On September 30, 2014, the District Court issued a memorandum opinion and order affirming the confirmation order. On October 28, 2014, the remaining insurance company objectors filed a Notice of Appeal to the U.S. Third Circuit Court of Appeals challenging the affirmance order. In addition to the notice of appeal, the objecting insurers filed a motion with the District Court, which was opposed by PPG and the other plan proponents and plan supporters, that sought relief from the confirmation order based on alleged misconduct by members of the plaintiffs’ bar in the prosecution of certain asbestos claims in the tort system. On August 12, 2015, the District Court denied that motion. The objecting insurers filed a Notice of Appeal with the U.S. Third Circuit Court of Appeals challenging this decision as well. The two appeals were subsequently consolidated for disposition by the Court of Appeals. The Court of Appeals dismissed both appeals, by agreement of the parties, on January 7, 2016.
The 2009 PPG Settlement Arrangement will not become effective until certain conditions precedent are satisfied or waived and PPG’s initial contributions will not be due until 30 business days thereafter (the “Funding Effective Date”) which the Company expects will occur in the first half of 2016.
Asbestos Claims Subject to Bankruptcy Court’s Channeling Injunction
The Bankruptcy Court’s channeling injunction, entered under §524(g) of the Bankruptcy Code will prohibit present and future claimants from asserting asbestos claims against PC. With regard to PPG, the channeling injunction by its terms will prohibit present and future claimants from asserting claims against PPG that arise, in whole or in part, out of exposure to Unibestos, or any other asbestos or asbestos-containing products manufactured, sold and/or distributed by PC, or asbestos on or emanating from any PC premises. The injunction by its terms will also prohibit codefendants in these cases that are subject to the channeling injunction from asserting claims against PPG for contribution, indemnification or other recovery. Such injunction will also preclude the prosecution of claims against PPG arising from alleged exposure to asbestos or asbestos-containing products to the extent that a claimant is alleging or seeking to impose liability, directly or indirectly, for the conduct of, claims against or demands on PC by reason of PPG’s: (i) ownership of a financial interest in PC; (ii) involvement in the management of PC, or service as an officer, director or employee of PC or a related party; (iii) provision of insurance to PC or a related party; or (iv) involvement in a financial transaction affecting the financial condition of PC or a related party. The foregoing PC related claims are referred to as “PC Relationship Claims” and constitute, in PPG management’s opinion, the vast majority of the pending asbestos personal injury claims against PPG. All claims channeled to the Trust will be paid only from the assets of the Trust.
Asbestos Claims Retained by PPG
The channeling injunction will not extend to any claim against PPG that arises out of exposure to any asbestos or asbestos-containing products manufactured, sold and/or

62 2015 PPG ANNUAL REPORT AND FORM 10-K

Notes to the Consolidated Financial Statements

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
In addition, similar to what was contemplated by the second amended PC plan of reorganization, the channeling injunction will not extend to claims against PPG alleging personal injury caused by asbestos on premises owned, leased or occupied by PPG (so called “premises claims”), which generally have been subject to the stay imposed by the Bankruptcy Court, although motions to lift the stay as to individual premises claims have been granted from time to time. Historically, a small proportion of the claims against PPG and its subsidiaries have been premises claims, and based upon review and analysis, PPG believes that the number of premises claims currently comprises less than 2% of the total asbestos related claims against PPG. Beginning in late 2006, the Bankruptcy Court lifted the stay with respect to certain premises claims against PPG. As a result, PPG and its primary insurers have settled approximately 580 premises claims. PPG’s insurers agreed to provide insurance coverage for a major portion of the payments made in connection with the settled claims, and PPG accrued the portion of the settlement amounts not covered by insurance. Primarily as a result of motions practice in the Bankruptcy Court with respect to the application of the stay to premises claims, PPG faces approximately 255 active premises claims. PPG is currently engaged in the process of settling or otherwise resolving approximately 45 of these claims. Of the remaining 210 active premises claims, approximately 115 such claims have been initiated in lawsuits filed in various state courts, primarily in Louisiana, West Virginia, Ohio, Illinois, and Pennsylvania, and are the subjects of active litigation and are being defended by PPG. PPG believes that any financial exposure resulting from such premises claims, taking into account available insurance coverage, will not have a material adverse effect on PPG’s consolidated financial position, liquidity or results of operations.
PPG’s Funding Obligations
PPG has no obligation to pay any amounts under the third amended PC plan of reorganization, as amended, until the Funding Effective Date. On the Funding Effective Date, PPG will relinquish any claim to its equity interest in PC, convey the stock it owns in Pittsburgh Corning Europe and transfer

2,777,778 shares of PPG’s common stock (after giving effect to the 2-for-1 stock split discussed in Note 10, “Earnings Per Common Share”) or cash equal to the fair value of such shares as defined in the 2009 PPG Settlement Arrangement. PPG will make aggregate pre-tax cash payments to the Trust of approximately $825 million, payable according to a fixed payment schedule over a period ending in 2023. The first payment is due on the Funding Effective Date. PPG would have the right, in its sole discretion, to prepay these pre-tax cash payments to the Trust at any time at a discount rate of 5.5% per annum as of the prepayment date. PPG’s historical insurance carriers participating in the third amended PC plan of reorganization will also make cash payments to the Trust of approximately $1.7 billion between the Funding Effective Date and 2027. These payments could also be prepaid to the Trust at any time at a discount rate of 5.5% per annum as of the prepayment date. PPG will grant asbestos releases and indemnifications to all participating insurers, subject to amended coverage-in-place arrangements with certain insurers for remaining coverage of premises claims. PPG will grant certain participating insurers full policy releases on primary policies and full product liability releases on excess coverage policies. PPG will also grant certain other participating excess insurers credit against their product liability coverage limits.
PPG’s obligation under the 2009 PPG Settlement Arrangement at December 31, 2008 was $162 million less than the amount that would have been due under the 2002 PPG Settlement Arrangement. This reduction is attributable to a number of negotiated provisions in the 2009 PPG Settlement Arrangement, including the provisions relating to the channeling injunction under which PPG retains liability for any non-PC Relationship Claims. PPG will retain such amount as a reserve for asbestos-related claims that will not be channeled to the Trust, as this amount represents PPG’s best estimate of its liability for these claims. PPG does not have sufficient current claim information or settlement history on which to base a better estimate of this liability, in light of the fact that the Bankruptcy Court’s stay has been in effect since 2000. As a result, PPG’s reserve at December 31, 2015 and 2014 for asbestos-related claims that will not be channeled to the Trust is $162 million. This amount is included within “Other liabilities” on the accompanying consolidated balance sheets. In addition, under the 2009 PPG Settlement Arrangement, PPG will retain for its own account rights to recover proceeds from certain historical insurance assets, including policies issued by non-participating insurers. Rights to recover these proceeds would have been assigned to the Trust by PPG under the 2002 PPG Settlement Arrangement.
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

2015 PPG ANNUAL REPORT AND FORM 10-K 63

Notes to the Consolidated Financial Statements

Of the total obligation of $1,048 million and $1,080 million under the 2009 PPG Settlement Arrangement at December 31, 2015 and 2014, respectively, $796 million and $821 million are reported as current liabilities and $252 million and $259 million are reported as a non-current liabilities in the accompanying consolidated balance sheet as of December 31, 2015 and 2014. The future accretion of the non-current portion of the liability totals $67 million at December 31, 2015, and will be reported as expense in the consolidated statement of income over the period through 2023, as follows (in millions):

2016	$15
2017	13
2018 – 2023	39
Total	$67
The following table summarizes the impact on PPG’s financial statements for the three years ended December 31, 2015 resulting from the 2009 PPG Settlement Arrangement including the change in fair value of the stock to be transferred to the Trust and the equity forward instrument (see Note 9, “Financial Instruments, Hedging Activities and Fair Value Measurements”) and the increase in the net present value of the future payments to be made to the Trust.

	Consolidated Balance Sheet
	Asbestos Settlement Liability		Equity Forward (Asset) Liability	Pre-tax Charge
($ in millions)	Current	Long-term
Balance as of January 1, 2013	$683	$237	$(130)	$12
Change in fair value:
PPG stock	75	—	—	75
Equity forward instrument	—	—	(77)	(77)
Accretion of asbestos liability	—	13	—	13
Reclassification	5	(5)	—	—
Balance as of and Activity for the year ended December 31, 2013	$763	$245	$(207)	$11
Change in fair value:
PPG stock	58	—	—	58
Equity forward instrument	—	—	(60)	(60)
Accretion of asbestos liability	—	14	—	14
Balance as of and Activity for the year ended December 31, 2014	$821	$259	$(267)	$12
Change in fair value:
PPG stock	(46)	—	—	(46)
Equity forward instrument	—		44	44
Accretion of asbestos liability	14	—	—	14
Reclassification	7	(7)	—	—
Balance as of and Activity for the year ended December 31, 2015	$796	$252	$(223)	$12

The fair value of the equity forward instrument is included as an “Other current asset” as of December 31, 2015 and 2014 in the accompanying consolidated balance sheet. Payments under the fixed payment schedule require annual payments that are due each June. The current portion of the asbestos settlement liability included in the accompanying consolidated balance sheet as of

December 31, 2015, consists of all such payments required through June 2016, the fair value of PPG’s common stock and the value of PPG’s investment in Pittsburgh Corning Europe. The net present value of the remaining payments is included in the long-term asbestos settlement liability in the accompanying consolidated balance sheet as of December 31, 2015.
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
As of December 31, 2015 and 2014, PPG had reserves for environmental contingencies associated with PPG’s former chromium manufacturing plant in Jersey City, N.J. (“New Jersey Chrome”) and for other environmental contingencies, including National Priority List sites and legacy glass and chemical manufacturing sites. These reserves are reported as “Accounts

64 2015 PPG ANNUAL REPORT AND FORM 10-K

Notes to the Consolidated Financial Statements

payable and accrued liabilities” and “Other liabilities” in the accompanying consolidated balance sheet.

Environmental Reserves
($ in millions)	2015	2014
New Jersey Chrome	$133	$211
Other contingencies	100	106
Total	$233	$317
Current Portion	$51	$141
Pre-tax charges against income for environmental remediation costs are included in “Other charges” in the accompanying consolidated statement of income. The pre-tax charges and cash outlays related to such environmental remediation in 2015, 2014 and 2013, were as follows:

Pre-tax charges against income for environmental remediation
($ in millions)	2015	2014	2013
New Jersey Chrome	$—	$136	$89
Other contingencies	9	8	19
Total	$9	$144	$108
Cash outlays for environmental spending	$109	$165	$111
The Company continues to analyze, assess and remediate the environmental issues associated with New Jersey Chrome as further discussed below. During the past three years charges for estimated environmental remediation costs were significantly higher than PPG’s historical range. Excluding the charges related to New Jersey Chrome, pre-tax charges against income for environmental remediation have ranged between $8 million and $30 million per year for the past 10 years.
Management expects cash outlays for environmental remediation costs to range from $40 million to $60 million in 2016, and $25 million to $45 million annually from 2017 through 2020.
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
Remediation: New Jersey Chrome
Since 1990, PPG has remediated 47 of 61 residential and nonresidential sites under the 1990 Administrative Consent Order (“ACO”) with the New Jersey Department of Environmental Protection (“NJDEP”). The most significant of the 14 remaining sites is the former Garfield Avenue chromium manufacturing location in Jersey City, New Jersey. The principal contaminant of concern is hexavalent chromium. A settlement agreement among PPG, NJDEP and Jersey City (which had asserted claims against PPG for lost tax revenue) was reached in the form of a Judicial Consent Order (the “JCO”) that was entered by the court on June 26, 2009. PPG’s remedial obligations under the ACO were incorporated into the JCO. A new process was established for the review of PPG submitted technical reports for investigation and remedy selection for the 14 ACO sites and an additional six sites, which PPG accepted sole responsibility under the terms of a September 2011 agreement with NJDEP pursuant to the JCO. The JCO also provided for the appointment of a court-approved Site Administrator who was responsible for establishing a master schedule for the remediation of the 20 PPG sites which existed at that time. One site was subsequently removed from the JCO process during 2014 and will be remediated separately at a future date. A total of 19 sites remain subject to the JCO process.
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
In conjunction with the JCO, PPG has completed all remedial activities at four sites and has received “No Further Action” or equivalent determinations from the NJDEP on these sites. PPG has also completed soil remedial activities at seven sites as of December 1, 2015. Field activities associated with these seven sites are expected to be completed after 2015. Soil remedial and field activities for the remaining eight sites will also extend beyond the end of 2015. PPG is working with NJDEP and Jersey City regarding PPG’s approach to obtain land use limitations, which require property owner consent for certain properties.
On November 6, 2015, the court approved a Consent Order among the parties to the JCO that modified the master schedule and established a timeline for the remediation of areas that are not currently accessible. Under the revised master schedule, soil remedial and field activities at most JCO sites, adjacent properties and roadways are scheduled to be complete by 2020, with the final JCO site to be remediated by 2022. The NJDEP can seek stipulated civil penalties if PPG fails to complete soil and source remediation of JCO sites or perform certain other tasks under the master schedule.
In addition to the JCO sites, there are also 10 sewer sites for which responsibility is shared jointly between PPG and

2015 PPG ANNUAL REPORT AND FORM 10-K 65

Notes to the Consolidated Financial Statements

Honeywell International Inc. and two sites located within a former Exxon Mobil Corporation oil refinery.
Groundwater remediation at the former Garfield Avenue chromium-manufacturing site and five adjacent sites is expected to occur over several years after NJDEP’s approval of the work plan. Ongoing groundwater monitoring will be utilized to develop a final groundwater remedial action work plan which is currently expected to be submitted to NJDEP no later than 2020. Groundwater at the remaining 13 JCO sites or other sites for which PPG has some responsibility is not expected to be a significant issue.
PPG’s financial reserve for remediation of all New Jersey Chrome sites is $133 million at December 31, 2015. The major cost components of this liability continue to be related to transportation and disposal of impacted soil, as well as, construction services. These components each account for approximately 36% and 34% of the accrued amount, respectively.
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
Remediation: Other Sites
Among other sites at which PPG is managing environmental liabilities remedial actions are occurring at a legacy chemical manufacturing site in Barberton, Ohio, where PPG has completed a Facility Investigation and Corrective Measure Study under USEPA’s Resource Conservation and Recovery Act (“RCRA”) Corrective Action Program. PPG has also been addressing the impacts from a legacy plate glass manufacturing site in Kokomo, Indiana under the Voluntary Remediation Program of the Indiana Department of Environmental Management. PPG is currently performing additional investigation activities at this location.
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
Separation and Merger of the Commodity Chemicals Business
As a result of the commodity chemicals business separation transaction, PPG has retained responsibility for potential environmental liabilities that may result from future Natural Resource Damage claims and any potential tort claims at the Calcasieu River Estuary associated with activities and historical operations of the Lake Charles, La. facility. PPG will additionally retain responsibility for all liabilities relating to, arising out of or resulting from sediment contamination in the Ohio River resulting from historical activities and operations at the Natrium, W.Va. facility, exclusive of remedial activities, if any, required to be performed on-site at the Natrium facility. PPG’s obligations with respect to Ohio River sediment will terminate on December 30, 2017 unless within five years from December 30, 2012 PPG is required to further assess or to remediate sediment contamination caused by PPG’s operation of the Natrium facility prior to the separation of the commodity chemicals business from PPG in which event PPG’s obligations with respect to sediment in the Ohio River will continue for five years beyond the time that PPG is required to further assess or remediate sediment in the Ohio River.
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

66 2015 PPG ANNUAL REPORT AND FORM 10-K

Notes to the Consolidated Financial Statements

14. Shareholders’ Equity
A class of 10 million shares of preferred stock, without par value, is authorized but unissued. Common stock has a par value of $1.66  2/3 per share; 1.2 billion shares are authorized.
On April 16, 2015, the PPG Board of Directors approved a 2-for-1 split of the Company’s common stock for all shareholders. The record date for the split was the close of business on May 11, 2015 and the additional shares were distributed on June 12, 2015. Each shareholder as of the date of record received one additional share of common stock for each share held. Historical per share and share data (except for shares on the balance sheet) in this Form 10-K give retroactive effect to the stock split. These reclassifications had no impact on our previously reported net income, total assets, cash flows or shareholders’ equity. Historical share and per share data (except for shares on the balance sheet) give retroactive effect to the 2-for-1 stock split.
The following table summarizes the shares outstanding for the three years ended December 31, 2015:

	Common Stock	Treasury Stock	Shares Outstanding
Balance, Jan. 1, 2013	581,146,136	(274,013,542)	307,132,594
Increase in treasury stock due to separation and merger transaction (Note 2)	—	(21,650,454)	(21,650,454)
Purchases	—	(11,491,058)	(11,491,058)
Issuances	—	3,301,682	3,301,682
Balance, Dec. 31, 2013	581,146,136	(303,853,372)	277,292,764
Purchases	—	(7,626,382)	(7,626,382)
Issuances	—	2,298,184	2,298,184
Balance, Dec. 31, 2014	581,146,136	(309,181,570)	271,964,566
Purchases	—	(6,992,772)	(6,992,772)
Issuances	—	1,904,215	1,904,215
Balance, Dec. 31, 2015	581,146,136	(314,270,127)	266,876,009

Per share cash dividends paid were $1.41 in 2015, $1.31 in 2014 and $1.21 in 2013.

15. Accumulated Other Comprehensive Loss

($ in millions)	Unrealized Foreign Currency Translation Adjustments		Pension and Other Post- retirement Benefit Adjustments, net of tax (c)		Unrealized Gain (Loss) on Derivatives, net of tax (d)		Accumulated Other Comprehensive (Loss) Income
Balance, January 1, 2013		$6		$(1,597)		$(75)		$(1,666)
Current year deferrals to AOCI (a)	36		—		—		36
Current year deferrals to AOCI, tax effected (b)	(80)		330		19		269
Separation & Merger Transaction (e)	—		33		4		37
Reclassifications from AOCI to net income	—		77		(13)		64
Period change		(44)		440		10		406
Balance, December 31, 2013		$(38)		$(1,157)		$(65)		$(1,260)
Current year deferrals to AOCI (a)	(442)		—		—		(442)
Current year deferrals to AOCI, tax effected (b)	(148)		(377)		34		(491)
Reclassifications from AOCI to net income	—		42		35		77
Period change		(590)		(335)		69		(856)
Balance, December 31, 2014		$(628)		$(1,492)		$4		$(2,116)
Current year deferrals to AOCI (a)	(630)		—		—		(630)
Current year deferrals to AOCI, tax effected (b)	(74)		9		41		(24)
Reclassifications from AOCI to net income			104		(36)		68
Period change		(704)		113		5		(586)
Balance, December 31, 2015		$(1,332)		$(1,379)		$9		$(2,702)
(a) - Unrealized foreign currency translation adjustments related to translation of foreign denominated balance sheets are not presented net of tax given that no deferred U.S. income taxes have been provided on undistributed earnings of non-U.S. subsidiaries because they are deemed to be reinvested for an indefinite period of time.
(b) - The tax cost related to unrealized foreign currency translation adjustments on tax inter-branch transactions and net investment hedges for the years ended December 31, 2015, 2014 and 2013 was $(84) million, $(33) million and $(35) million, respectively. In 2015 and 2014, the balance includes a remeasurement of the tax cost on the foreign proceeds from the sale of the Company’s interest in Transitions Optical which have not been permanently reinvested. Refer to Note 2, “Acquisitions and Dispositions” for additional information.
(c) - The tax benefit (cost) related to the adjustment for pension and other postretirement benefits for the years ended December 31, 2015, 2014 and 2013 was $(51) million, $162 million and $(392) million, respectively. Reclassifications from AOCI are included in the computation of net periodic benefit costs (See Note 12, “Employee Benefit Plans”). The cumulative tax benefit related to the adjustment for pension and other postretirement benefits at December 31, 2015 and 2014 was approximately $679 million and $730 million, respectively.
(d) - The tax cost related to the change in the unrealized gain (loss) on derivatives for the years ended December 31, 2015, 2014 and 2013 was $(2) million, $(40) million and $(8) million, respectively. Reclassifications from AOCI are included in the gain or loss recognized on cash flow hedges (See Note 9 “Financial Instruments, Hedging Activities and Fair Value Measurements”).

2015 PPG ANNUAL REPORT AND FORM 10-K 67

Notes to the Consolidated Financial Statements

(e) - Amounts in AOCI related to the commodity chemicals business were removed from the balance sheet in connection with recording the gain on the separation and merger of this business (See Note 2, “Acquisitions and Dispositions”).
16. Other Income

($ in millions)	2015	2014	2013
Royalty income	$39	$50	$48
Share of net earnings/(losses) of equity affiliates (See Note 5)	11	101	(8)
Gain on sale of assets	4	28	6
Other	91	81	81
Total	$145	$260	$127

17. Stock-Based Compensation
The Company’s stock-based compensation includes stock options, restricted stock units (“RSUs”) and grants of contingent shares that are earned based on achieving targeted levels of total shareholder return. All current grants of stock options, RSUs and contingent shares are made under the PPG Industries, Inc. Amended and Restated Omnibus Incentive Plan (“PPG Amended Omnibus Plan”), which was amended and restated effective April 21, 2011. Shares available for future grants under the PPG Amended Omnibus Plan were 10.0 million as of December 31, 2015.

($ in millions)	2015	2014	2013
Total stock-based compensation	$56	$73	$81
Income tax benefit recognized	$19	$25	$28
Stock Options
PPG has outstanding stock option awards that have been granted under two stock option plans: the PPG Industries, Inc. Stock Plan (“PPG Stock Plan”) and the PPG Amended Omnibus Plan. Under the PPG Stock Plan and the PPG Amended Omnibus Plan, certain employees of the Company have been granted options to purchase shares of common stock at prices equal to the fair market value of the shares on the date the options were granted. The options are generally exercisable 36 months after being granted and have a maximum term of 10 years. Upon exercise of a stock option, shares of Company stock are issued from treasury stock.

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
The following weighted average assumptions were used to calculate the fair values of stock option grants in each year:

	2015	2014	2013
Weighted average exercise price	$118.02	$93.61	$65.78
Risk free interest rate	1.9%	2.1%	1.3%
Expected life of option in years	6.5	6.5	6.5
Expected dividend yield	2.7%	3.0%	3.2%
Expected volatility	29.2%	30.1%	29.9%

The weighted average fair value of options granted was $26.94 per share, $21.55 per share and $13.68 per share for the years ended December 31, 2015, 2014, and 2013, respectively.

68 2015 PPG ANNUAL REPORT AND FORM 10-K

Notes to the Consolidated Financial Statements

A summary of stock options outstanding and exercisable and activity for the year ended December 31, 2015 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Intrinsic Value (in millions)
Outstanding, January 1, 2015	4,442,362	$54.01	6.8	$273
Granted	589,350	$118.02
Exercised	(1,257,508)	$42.16
Forfeited/Expired	(44,476)	$90.34
Outstanding, December 31, 2015	3,729,728	$67.68	6.5	$127
Vested or expected to vest, December 31, 2015	3,681,369	$67.29	6.5	$127
Exercisable, December 31, 2015	1,480,030	$37.50	4.3	$91
At December 31, 2015, unrecognized compensation cost related to outstanding stock options that have not yet vested totaled $8 million. This cost is expected to be recognized as expense over a weighted average period of 1.4 years.
The following table presents stock option activity for the years ended December 31, 2015, 2014 and 2013:

($ in millions)	2015	2014	2013
Total intrinsic value of stock options exercised	$92	$92	$110
Cash received from stock option exercises	53	57	68
Income tax benefit from the exercise of stock options	31	33	36
Total fair value of stock options vested	13	10	11

Restricted Stock Units (“RSUs”)
Long-term incentive value is delivered to selected key management employees by granting RSUs, which have either time or performance-based vesting features. The fair value of an RSU is equal to the market value of a share of PPG stock on the date of grant. Time-based RSUs vest over the three-year period following the date of grant, unless forfeited, and will be paid out in the form of stock, cash or a combination of both at the Company’s discretion at the end of the three year vesting period. Performance-based RSUs vest based on achieving specific annual performance targets for earnings per share growth and cash flow return on capital over the three calendar year-end periods following the date of grant. Unless forfeited, the performance-based RSUs will be paid out in the form of stock, cash or a combination of both at the Company’s discretion at the end of the three-year performance period if PPG meets the performance targets. The amount paid for performance-based awards may range from 0% to 180% of the original grant, based upon the frequency with which the annual earnings per share growth and cash flow return on capital performance targets are met over the three calendar year periods comprising the vesting period. For the purposes of expense recognition, PPG has assumed that performance-based RSUs granted in 2013 will vest at the 180% level, those granted in 2014 will vest at the 150% level, and those granted in 2015 will vest at the 100% level. As of December 31, 2015, six of the six possible performance targets had been met for the 2013 grant, four of the four possible performance targets had been met for the 2014 grant, and two of two possible performance targets had been met for the 2015 grant.
The following table summarizes RSU activity for the year ended December 31, 2015:

	Number of Shares	Weighted Average Fair Value	Intrinsic Value (in millions)
Outstanding, January 1, 2015	1,510,923	$97.64	$173
Granted	218,364	$112.52
Additional shares vested	168,477	$77.53
Released from restrictions	(744,954)	$42.84
Forfeited	(58,649)	$50.22
Outstanding, December 31, 2015	1,094,161	$119.26	$108
Vested or expected to vest, December 31, 2015	1,058,059	$120.13	$105

There was $17 million of total unrecognized compensation cost related to unvested RSUs outstanding as of December 31, 2015. This cost is expected to be recognized as expense over a weighted average period of 1.7 years.

2015 PPG ANNUAL REPORT AND FORM 10-K 69

Notes to the Consolidated Financial Statements

Contingent Share Grants
The Company also provides grants of contingent shares to selected key executives that may be earned based on PPG total shareholder return (“TSR”) over the three-year period following the date of grant. Contingent share grants (referred to as “TSR awards”) are made annually and are paid out at the end of each three-year period based on the Company’s performance. Performance is measured by determining the percentile rank of the total shareholder return of PPG common stock in relation to the total shareholder return of the S&P 500 for the three-year period following the date of grant. This comparison group represents the entire S&P 500 Index as it existed at the beginning of the performance period, excluding any companies that have been removed from the index because they ceased to be publicly traded. The payment of awards following the three-year award period will be based on performance achieved in accordance with the scale set forth in the plan agreement and may range from 0% to 220% of the initial grant. A payout of 100% is earned if the target performance is achieved. Contingent share awards for the 2013-2015, 2014-2016, and 2015-2017 periods earn dividend equivalents for the award period, which will be paid to participants or credited to the participants’ deferred compensation plan accounts with the award payout at the end of the period based on the actual number of contingent shares that are earned. Any payments made at the end of the award period may be in the form of stock, cash or a combination of both. The TSR awards qualify as liability awards, and compensation expense is recognized over the three-year award period based on the fair value of the awards (giving consideration to the Company’s percentile rank of total shareholder return) remeasured in each reporting period until settlement of the awards.
As of December 31, 2015, there was $4 million of total unrecognized compensation cost related to outstanding TSR awards based on the current estimate of fair value. This cost is expected to be recognized as expense over a weighted average period of 1.6 years.

18. Quarterly Financial Information (unaudited)
Historical share and per share data (except for shares on the balance sheet) give retroactive effect to the 2-for-1 stock split discussed in Note 14, “Shareholders’ Equity.”

	2015 Quarter Ended				Full Year
($ in millions, except per share amounts)	Mar. 31	Jun. 30	Sept. 30	Dec. 31
Net sales	$3,662	$4,100	$3,872	$3,696	$15,330
Cost of Sales(1)	2,065	2,283	2,150	2,093	8,591
Net income (loss) attributable to PPG
Continuing Operations	321	337	433	314	1,405
Discontinued Operations	1	—	—	—	1
Net income	322	337	433	314	1,406
Earnings per common share
Continuing Operations	$1.17	$1.24	$1.60	$1.17	$5.18
Discontinued Operations	$0.01	$—	$—	$—	$—
Earnings per common share	$1.18	$1.24	$1.60	$1.17	$5.18
Earnings per common share - assuming dilution
Continuing Operations	$1.16	$1.23	$1.59	$1.16	$5.14
Discontinued Operations	$0.01	$—	$—	$—	$—
Earnings per common share – assuming dilution	$1.17	$1.23	$1.59	$1.16	$5.14
	2014 Quarter Ended				Full Year
($ in millions except per share amounts)	Mar. 31	Jun. 30	Sept. 30	Dec. 31
Net sales	$3,636	$4,082	$3,935	$3,707	$15,360
Cost of Sales(1)	2,091	2,306	2,229	2,165	8,791
Net income attributable to PPG
Continuing Operations	277	393	377	86	1,133
Discontinued Operations	985	(7)	(6)	(3)	969
Net income	1,262	386	371	83	2,102
Earnings per common share
Continuing Operations	$1.00	$1.41	$1.36	$0.32	$4.10
Discontinued Operations	$3.54	$(0.02)	$(0.02)	$(0.01)	$3.50
Earnings per common share	$4.54	$1.39	$1.34	$0.31	$7.60
Earnings per common share - assuming dilution
Continuing Operations	$0.98	$1.40	$1.35	$0.31	$4.05
Discontinued Operations	$3.50	$(0.02)	$(0.02)	$(0.01)	$3.47
Earnings per common share – assuming dilution	$4.48	$1.38	$1.33	$0.30	$7.52

(1)	Exclusive of depreciation and amortization.

70 2015 PPG ANNUAL REPORT AND FORM 10-K

Notes to the Consolidated Financial Statements

19. Reportable Business Segment Information
Segment Organization and Products
PPG is a multinational manufacturer with 11 operating segments (which the Company refers to as “strategic business units”) that are organized based on the Company’s major products lines. These operating segments are also the Company’s reporting units for purposes of testing goodwill for impairment (see Note 1, “Summary of Significant Accounting Policies”).
The Company’s reportable business segments include the following three segments: Performance Coatings, Industrial Coatings and Glass. The operating segments have been aggregated based on economic similarities, the nature of their products, production processes, end-use markets and methods of distribution.
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
The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies (See Note 1, “Summary of Significant Accounting Policies”). The Company allocates resources to operating segments and evaluates the performance of operating segments based upon segment income, which is income before interest expense – net, income taxes, and noncontrolling interests and excludes certain charges which are considered to be unusual or non-recurring. The Company also evaluates performance of operating segments based on working capital reduction, margin growth, and sales volume growth. Legacy items include current costs related to former operations of the Company, including certain environmental remediation, pension and other postretirement benefit costs, and certain charges for legal and other matters which are considered to be unusual or non-recurring. These legacy costs are excluded from the segment income that is used to evaluate the performance of the operating segments. Legacy items also include equity earnings from PPG’s approximate 40% investment in its former automotive glass and services business and $17 million, $19 million and $30 million of costs in 2015, 2014 and 2013, respectively, related to the pension and other postemployment benefit liabilities of the divested business retained by PPG. Corporate unallocated costs include the costs of corporate staff functions not directly associated with the operating segments, the cost of corporate legal cases, net of related insurance recoveries and the cost of certain insurance and stock-based compensation programs. Net periodic pension expense is allocated to the operating segments and the portion of net periodic pension expense related to the corporate staff functions is included in the Corporate unallocated costs.
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
In the first quarter 2014, the Company realigned its segment reporting structure and the 2013 information was adjusted to conform to our new segment reporting structure. The segment financial results of the former Architectural Coatings-Europe, Middle East and Africa segment are now included in the Performance Coatings segment along with the architectural coatings - Americas and Asia Pacific businesses, and the segment financial results of the remaining former Optical and Specialty Materials segment, renamed specialty coatings and materials, are included in the Industrial Coatings segment.

2015 PPG ANNUAL REPORT AND FORM 10-K 71

Notes to the Consolidated Financial Statements

($ in millions) Reportable Business Segments	Performance Coatings	Industrial Coatings	Glass	Corporate / Eliminations / Non- Segment Items(1)	Consolidated Totals
2015
Net sales to external customers	$8,765	$5,476	$1,089	$—	$15,330
Intersegment net sales	—	1	2	(3)	—
Total net sales	$8,765	$5,477	$1,091	$(3)	$15,330
Segment income	$1,302	$985	$137	$—	$2,424
Legacy items(2)					(45)
Business restructuring					(140)
Transaction-related costs(5)					(48)
Interest expense, net of interest income					(86)
Corporate unallocated(1)					(223)
Income before income taxes					$1,882
Depreciation and amortization	$296	$124	$49	$26	$495
Share of net earnings (loss) of equity affiliates	7	—	7	(3)	11
Segment assets(3)	9,917	3,643	865	2,651	17,076
Investment in equity affiliates	45	13	127	36	221
Expenditures for property (including business acquisitions)	298	414	47	28	787

($ in millions) Reportable Business Segments	Performance Coatings	Industrial Coatings	Glass	Corporate / Eliminations / Non- Segment Items(1)	Consolidated Totals
2014
Net sales to external customers	$8,698	$5,552	$1,110	$—	$15,360
Intersegment net sales	—	1	1	(2)	—
Total net sales	$8,698	$5,553	$1,111	$(2)	$15,360
Segment income	$1,205	$951	$81	$—	$2,237
Legacy items(2)					(49)
Debt refinancing charge					(317)
Transaction-related costs(5)					(62)
Interest expense, net of interest income					(137)
Corporate unallocated(1)					(256)
Income before income taxes					$1,416
Depreciation and amortization	$284	$115	$53	$24	$476
Share of net earnings/(loss) of equity affiliates	—	—	(3)	104	101
Segment assets(3)	10,709	3,621	859	2,346	17,535
Investment in equity affiliates	41	15	127	112	295
Expenditures for property (including business acquisitions)	2,374	251	56	39	2,720

72 2015 PPG ANNUAL REPORT AND FORM 10-K

Notes to the Consolidated Financial Statements

($ in millions) Reportable Business Segments	Performance Coatings	Industrial Coatings	Glass	Corporate / Eliminations / Non- Segment Items(1)	Consolidated Totals
2013
Net sales to external customers	$7,934	$5,264	$1,067	$—	$14,265
Intersegment net sales	—	1	—	(1)	—
Total net sales	$7,934	$5,265	$1,067	$(1)	$14,265
Segment income	$1,043	$824	$56	$—	$1,923
Legacy items(2)					(165)
Business restructuring					(98)
Transaction-related costs(5)					(36)
Interest expense, net of interest income					(153)
Corporate unallocated(1)					(245)
Income before income taxes					$1,226
Depreciation and amortization	$268	$110	$52	$22	$452
Share of net earnings of equity affiliates	1	(1)	(6)	(2)	(8)
Segment assets(3)	8,067	3,447	917	3,373	15,804
Investment in equity affiliates	32	16	149	48	245
Expenditures for property (including business acquisitions)	1,167	209	80	52	1,508

($ in millions)
Geographic Information	2015	2014	2013
Net sales(4)
The Americas
United States	$6,389	$6,323	$5,712
Other Americas	2,237	1,718	1,445
Europe, Middle East and Africa (“EMEA”)	4,270	4,802	4,650
Asia Pacific	2,434	2,517	2,458
Total	$15,330	$15,360	$14,265
Segment income
The Americas
United States	$1,258	$1,167	$1,031
Other Americas	272	175	117
EMEA	528	576	475
Asia Pacific	366	319	300
Total	$2,424	$2,237	$1,923
Property—net
The Americas
United States	$1,460	$1,386	$1,285
Other Americas	321	461	153
EMEA	805	831	935
Asia Pacific	431	414	503
Total	$3,017	$3,092	$2,876

(1)
Corporate intersegment net sales represent intersegment net sales eliminations. Corporate unallocated costs include the costs of corporate staff functions not directly associated with the operating segments, certain legal and insurance costs and stock-based compensation expense.

(2)
Legacy items include current costs related to former operations of the Company, including certain environmental remediation, pension and other postretirement benefit costs, legal costs and certain charges which are considered to be non-recurring. The Legacy items for 2014 and 2013 include environmental remediation pre-tax charges of $138 million and $101 million, respectively. These charges relate to continued environmental remediation activities at legacy chemicals sites, primarily at PPG’s former Jersey City, N.J. chromium manufacturing plant and associated sites (See Note 13). In 2014, Legacy items includes the gains from an equity affiliates sale of a business line and the sale of a flat glass plant (See Note 2). Legacy items also include equity earnings from PPG’s approximate 40% investment in the former automotive glass and services business.

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

(5)
Transaction-related costs include advisory, legal, accounting, valuation, and other professional or consulting fees incurred to effect significant acquisitions, as well as similar fees and other costs to effect disposals not classified as discontinued operations. These costs also include the flow-through cost of sales of the step up to fair value of inventory acquired in acquisitions. These costs also include certain nonrecurring severance costs and charges associated with the Company’s business portfolio transformation.

2015 PPG ANNUAL REPORT AND FORM 10-K 73

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
Item 9B. Other Information
None.
Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information about the Company’s directors required by Item 10 and not otherwise set forth below is contained under the caption “Proposal 1: Election of Directors” in PPG’s definitive Proxy Statement for the 2016 Annual Meeting of Shareholders (the “Proxy Statement”) which the Company anticipates filing with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the Company’s fiscal year, and is incorporated herein by reference.
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

74 2015 PPG ANNUAL REPORT AND FORM 10-K

Part IV

Item 15. Exhibits, Financial Statement Schedules
(a)(1)    Consolidated Financial Statements and Reports of Independent Registered Public Accounting Firm (see Part II, Item 8 of this Form 10-K).

The following information is filed as part of this Form 10-K:

(a)(2)    Consolidated Financial Statement Schedule for the years ended December 31, 2015, 2014 and 2013.

The following Consolidated Financial Statement Schedule should be read in conjunction with the previously referenced financial statements:

Schedule II – Valuation and Qualifying Accounts

Allowance for Doubtful Accounts for the Years Ended December 31, 2015, 2014, and 2013

(Millions)	Balance at Beginning of Year	Charged to Costs and Expenses	Other Additions(1)	Deductions(2)	Balance at End of Year
2015	$87	$10	$—	$(46)	$51
2014	$74	$16	$31	$(34)	$87
2013	$77	$33	$4	$(40)	$74

(1)	Represents allowance for doubtful accounts of acquired businesses.

(2)	Notes and accounts receivable written off as uncollectible, net of recoveries, amounts attributable to divestitures and changes attributable to foreign currency translation.

2015 PPG ANNUAL REPORT AND FORM 10-K 75

All other schedules are omitted because they are not applicable.

(a)(3)    Exhibits. The following exhibits are filed as a part of, or incorporated by reference into, this Form 10-K.

2
Agreement and Plan of Merger, dated as of July 18, 2012, by and among PPG Industries, Inc., Eagle Spinco Inc., Georgia Gulf Corporation and Grizzly Acquisition Sub, Inc., was filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on July 19, 2012.

2.1
Amendment No. 1 to the Agreement and Plan of Merger, dated as of August 31, 2012, by and PPG Industries, Inc., Eagle Spinco Inc., Georgia Gulf Corporation and Grizzly Acquisition Sub, Inc., was filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on September 5, 2012.

2.2
Sale and Purchase Agreement, dated December 13, 2012, between Akzo Nobel N.V. and PPG Industries, Inc., was filed as Exhibit 2.3 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2012.

2.3
Transaction Agreement by and among PPG Industries, Inc., PPG Industries Securities, LLC, PPG Luxembourg Finance S.àR.L., Group 26 Diversified Holdings Ireland, and Essilor International (Compagnie Generale D’Optique) S.A. was filed as Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2013.

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
3.2
Articles of Amendment to the Restated Articles of Incorporation of PPG Industries, Inc. effective June 12, 2015, was filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 18, 2015.

3.3	Amended and Restated Bylaws of PPG Industries, Inc., as amended on December 10, 2015, was filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 15, 2015.
4	Indenture, dated as of Aug. 1, 1982, was filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated January 16, 1998.
4.1	First Supplemental Indenture, dated as of April 1, 1986, was filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated January 16, 1998.

	4.2	Second Supplemental Indenture, dated as of October 1, 1989, was filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated January 16, 1998.
	4.3	Third Supplemental Indenture, dated as of November 1, 1995, was filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated January 16, 1998.
	4.4	Indenture, dated as of June 24, 2005, was filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 20, 2005.
	4.5	Indenture, dated as of March 18, 2008, was filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 18, 2008.
	4.6	Supplemental Indenture, dated as of March 18, 2008, was filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 18, 2008.
	4.7	Second Supplemental Indenture, dated as of November 12, 2010, was filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on November 12, 2010.
	4.8	Third Supplemental Indenture, dated as of August 3, 2012, was filed as Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on August 3, 2012.
	4.9
Fourth Supplemental Indenture, dated as of November 12, 2014, between PPG Industries, Inc. and The Bank of New York Mellon Trust Company, was filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on November 12, 2014.

	4.10
Fifth Supplemental Indenture, dated as of March 13, 2015, between PPG Industries, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, was filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on March 13, 2015.

*	10
PPG Industries, Inc. Nonqualified Retirement Plan, as amended and restated September 24, 2008, was filed as Exhibit 10 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2011.

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
Form of Change in Control Employment Agreement entered into with executives on or after June 30, 2012 was filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2012.

76 2015 PPG ANNUAL REPORT AND FORM 10-K

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
PPG Industries, Inc. Deferred Compensation Plan related to compensation deferred on or prior to January 1, 2005, as amended and restated effective January 1, 2011, was filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2012.

*	10.11
PPG Industries, Inc. Deferred Compensation Plan related to compensation deferred on or after to January 1, 2005, as amended and restated effective January 1, 2011, was filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2012.

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

*	10.18	Form of Time-Vested Restricted Stock Unit Award Agreement for Directors, was filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2011.
*	10.19	Form of Time-Vested Restricted Stock Unit Award Agreement for Directors, was filed as Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2014.
*	10.20	Form of Non-Qualified Stock Option Award Agreement, was filed as Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2008.
*	10.21	Form of Non-Qualified Stock Option Award Agreement, was filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.
*	10.22	Form of Non-Qualified Stock Option Award Agreement, was filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2011.
*	10.23	Form of Non-Qualified Stock Option Award Agreement, was filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2013.
*	10.24	Form of TSR Share Award Agreement, was filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2012.
*	10.25	Form of TSR Share Award Agreement, was filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2013.
*	10.26	Form of Performance-Based Restricted Stock Unit Award Agreement, was filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2013.
*	10.27	Form of Performance-Based Restricted Stock Unit Award Agreement for Key Employees, was filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2012.
*	10.28	Form of Performance-Based Restricted Stock Unit Award Agreement for Key Employees, was filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2013.
*	10.29	Form of Time-Vested Restricted Stock Unit Award Agreement, was filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2011.
*	10.30	Form of Time-Vested Restricted Stock Unit Award Agreement, was filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2013.

2015 PPG ANNUAL REPORT AND FORM 10-K 77

*	10.31
Form of letter to certain executives regarding 2008 deferred compensation plan elections, was filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2007.

	10.32
Five-Year Credit Agreement among PPG Industries, Inc.; the several banks and financial institutions party thereto; JPMorgan Chase Bank, N.A., as administrative agent; The Bank of Tokyo-Mitsubishi UFJ, Ltd., BNP Paribas, Citigroup Global Markets Inc. and PNC Bank, National Association, as co-syndication agents; and J.P. Morgan Securities LLC, The Bank of Tokyo-Mitsubishi UFJ, Ltd., BNP Paribas Securities Corp., Citigroup Global Markets Inc., and PNC Capital Markets LLC, as co-lead arrangers and co-bookrunners, was filed as Exhibit 10 to the Registrant’s Current Report on Form 8-K filed on September 13, 2012.

	10.33
Separation Agreement, dated as of July 18, 2012, by and between PPG Industries, Inc. and Eagle Spinco Inc., was filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 19, 2012.

	10.34
Term Loan Agreement, dated November 20, 2014, between PPG Industries, Inc. and Sumitomo Mitsui Banking Corporation, as Administrative Agent and as Initial Lender was filed as Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2014.

	10.35
Five-Year Credit Agreement dated as of December 18, 2015 among PPG Industries, Inc.; the several banks and financial institutions party thereto; JPMorgan Chase Bank, N.A., as administrative agent; The Bank of Tokyo-Mitsubishi UFJ, Ltd., BNP Paribas, Citibank, N.A. and PNC Bank, National Association, as co-syndication agents; and J.P. Morgan Securities LLC, The Bank of Tokyo-Mitsubishi UFJ, Ltd., BNP Paribas Securities Corp., Citigroup Global Markets Inc., and PNC Capital Markets LLC, as co-lead arrangers and co-bookrunners, was filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 22, 2015.

†	12	Computation of Ratio of Earnings to Fixed Charges for the Five Years Ended December 31, 2015.
†	13.1	Market Information, Dividends and Holders of Common Stock.
†	13.2	Selected Financial Data for the Five Years Ended December 31, 2015.
†	21	Subsidiaries of the Registrant.
†	23.1	Consent of PricewaterhouseCoopers LLP.
†	24	Powers of Attorney.
†	31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†	31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†	32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†	32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**	101.INS	XBRL Instance Document
**	101.SCH	XBRL Taxonomy Extension Schema Document
**	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
**	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
**	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed herewith.

*	Management contracts, compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 601 of Regulation S-K.

**
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language) as of and for the year ended December 31, 2015: (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Shareholders’ Equity, (iv) the Consolidated Statement of Comprehensive Income (Loss), (v) the Consolidated Statement of Cash Flows, (vi) Notes to Consolidated Financial Statements and (vii) Financial Schedule of Valuation and Qualifying Accounts.

78 2015 PPG ANNUAL REPORT AND FORM 10-K

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 18, 2016.

PPG INDUSTRIES, INC. (Registrant)

By	/s/ Frank S. Sklarsky
Frank S. Sklarsky, Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on February 18, 2016.

Signature.	Capacity

/s/ Michael H. McGarry	Director, President and Chief Executive Officer
Michael H. McGarry

/s/ Frank S. Sklarsky	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Frank S. Sklarsky

S. F. Angel	Director
J. G. Berges	Director
C. E. Bunch	Executive Chairman and Director
J. V. Faraci	Director
H. Grant	Director
V. F. Haynes	Director
M. J. Hooper	Director	By	/s/ Frank S. Sklarsky
M. W. Lamach	Director		Frank S. Sklarsky, Attorney-in-Fact
M. H. Richenhagen	Director
T. J. Usher	Director

2015 PPG ANNUAL REPORT AND FORM 10-K 79

PPG Industries Inc. and Consolidated Subsidiaries
Index to Exhibits

2
Agreement and Plan of Merger, dated as of July 18, 2012, by and among PPG Industries, Inc., Eagle Spinco Inc., Georgia Gulf Corporation and Grizzly Acquisition Sub, Inc., was filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on July 19, 2012.

2.1
Amendment No. 1 to the Agreement and Plan of Merger, dated as of August 31, 2012, by and PPG Industries, Inc., Eagle Spinco Inc., Georgia Gulf Corporation and Grizzly Acquisition Sub, Inc., was filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on September 5, 2012.

2.2
Sale and Purchase Agreement, dated December 13, 2012, between Akzo Nobel N.V. and PPG Industries, Inc., was filed as Exhibit 2.3 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2012.

2.3
Transaction Agreement by and among PPG Industries, Inc., PPG Industries Securities, LLC, PPG Luxembourg Finance S.àR.L., Group 26 Diversified Holdings Ireland, and Essilor International (Compagnie Generale D’Optique) S.A. was filed as Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2013.

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
3.2
Articles of Amendment to the Restated Articles of Incorporation of PPG Industries, Inc. effective June 12, 2015, was filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 18, 2015.

	3.3	Amended and Restated Bylaws of PPG Industries, Inc., as amended on December 10, 2015, was filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 15, 2015.
	4	Indenture, dated as of Aug. 1, 1982, was filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated January 16, 1998.
	4.1	First Supplemental Indenture, dated as of April 1, 1986, was filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated January 16, 1998.
	4.2	Second Supplemental Indenture, dated as of October 1, 1989, was filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated January 16, 1998.
	4.3	Third Supplemental Indenture, dated as of November 1, 1995, was filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 (No. 333-44397) dated January 16, 1998.
	4.4	Indenture, dated as of June 24, 2005, was filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 20, 2005.
	4.5	Indenture, dated as of March 18, 2008, was filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 18, 2008.
	4.6	Supplemental Indenture, dated as of March 18, 2008, was filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 18, 2008.
	4.7	Second Supplemental Indenture, dated as of November 12, 2010, was filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on November 12, 2010.
	4.8	Third Supplemental Indenture, dated as of August 3, 2012, was filed as Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on August 3, 2012.
4.9
Fourth Supplemental Indenture, dated as of November 12, 2014, between PPG Industries, Inc. and The Bank of New York Mellon Trust Company, was filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on November 12, 2014.

4.10
Fifth Supplemental Indenture, dated as of March 13, 2015, between PPG Industries, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, was filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on March 13, 2015.

*	10
PPG Industries, Inc. Nonqualified Retirement Plan, as amended and restated September 24, 2008, was filed as Exhibit 10 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2011.

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
Form of Change in Control Employment Agreement entered into with executives on or after June 30, 2012 was filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2012.

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
PPG Industries, Inc. Deferred Compensation Plan related to compensation deferred on or prior to January 1, 2005, as amended and restated effective January 1, 2011, was filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2012.

*	10.11
PPG Industries, Inc. Deferred Compensation Plan related to compensation deferred on or after to January 1, 2005, as amended and restated effective January 1, 2011, was filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2012.

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

*	10.18	Form of Time-Vested Restricted Stock Unit Award Agreement for Directors, was filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2011.
*	10.19	Form of Time-Vested Restricted Stock Unit Award Agreement for Directors, was filed as Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2014.
*	10.20	Form of Non-Qualified Stock Option Award Agreement, was filed as Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2008.
*	10.21	Form of Non-Qualified Stock Option Award Agreement, was filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.
*	10.22	Form of Non-Qualified Stock Option Award Agreement, was filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2011.
*	10.23	Form of Non-Qualified Stock Option Award Agreement, was filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2013.
*	10.24	Form of TSR Share Award Agreement, was filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2012.
*	10.25	Form of TSR Share Award Agreement, was filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2013.
*	10.26	Form of Performance-Based Restricted Stock Unit Award Agreement, was filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2013.
*	10.27	Form of Performance-Based Restricted Stock Unit Award Agreement for Key Employees, was filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2012.

*	10.28	Form of Performance-Based Restricted Stock Unit Award Agreement for Key Employees, was filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2013.
*	10.29	Form of Time-Vested Restricted Stock Unit Award Agreement, was filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2011.
*	10.30	Form of Time-Vested Restricted Stock Unit Award Agreement, was filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2013.
*	10.31
Form of letter to certain executives regarding 2008 deferred compensation plan elections, was filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2007.

	10.32
Five-Year Credit Agreement among PPG Industries, Inc.; the several banks and financial institutions party thereto; JPMorgan Chase Bank, N.A., as administrative agent; The Bank of Tokyo-Mitsubishi UFJ, Ltd., BNP Paribas, Citigroup Global Markets Inc. and PNC Bank, National Association, as co-syndication agents; and J.P. Morgan Securities LLC, The Bank of Tokyo-Mitsubishi UFJ, Ltd., BNP Paribas Securities Corp., Citigroup Global Markets Inc., and PNC Capital Markets LLC, as co-lead arrangers and co-bookrunners, was filed as Exhibit 10 to the Registrant’s Current Report on Form 8-K filed on September 13, 2012.

	10.33
Separation Agreement, dated as of July 18, 2012, by and between PPG Industries, Inc. and Eagle Spinco Inc., was filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 19, 2012.

	10.34
Term Loan Agreement, dated November 20, 2014, between PPG Industries, Inc. and Sumitomo Mitsui Banking Corporation, as Administrative Agent and as Initial Lender was filed as Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2014.

	10.35
Five-Year Credit Agreement dated as of December 18, 2015 among PPG Industries, Inc.; the several banks and financial institutions party thereto; JPMorgan Chase Bank, N.A., as administrative agent; The Bank of Tokyo-Mitsubishi UFJ, Ltd., BNP Paribas, Citibank, N.A. and PNC Bank, National Association, as co-syndication agents; and J.P. Morgan Securities LLC, The Bank of Tokyo-Mitsubishi UFJ, Ltd., BNP Paribas Securities Corp., Citigroup Global Markets Inc., and PNC Capital Markets LLC, as co-lead arrangers and co-bookrunners, was filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 22, 2015.

†	12	Computation of Ratio of Earnings to Fixed Charges for the Five Years Ended December 31, 2015.
†	13.1	Market Information, Dividends and Holders of Common Stock.
†	13.2	Selected Financial Data for the Five Years Ended December 31, 2015.
†	21	Subsidiaries of the Registrant.
†	23.1	Consent of PricewaterhouseCoopers LLP.
†	24	Powers of Attorney.
†	31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†	31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†	32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†	32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**	101.INS	XBRL Instance Document
**	101.SCH	XBRL Taxonomy Extension Schema Document
**	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
**	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
**	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed herewith.

*	Management contracts, compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 601 of Regulation S-K.

**
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language) as of and for the year ended December 31, 2015: (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Shareholders’ Equity, (iv) the Consolidated Statement of Comprehensive Income (Loss), (v) the Consolidated Statement of Cash Flows, (vi) Notes to Consolidated Financial Statements and (vii) Financial Schedule of Valuation and Qualifying Accounts.