Form 10-Q
period 2016-03-31
PPG INDUSTRIES INC
filed 2016-04-21
CIK 79879

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________________
FORM 10-Q
 ––––––––––––––––––––––––––––––––––––––––
QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended March 31, 2016
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 31, 2016, 266,063,408 shares of the Registrant’s common stock, par value $1.66-2/3 per share, were outstanding.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Income (Unaudited)
($ in millions, except per share amounts)

	Three Months Ended March 31
	2016	2015
Net sales	$3,672	$3,662
Cost of sales, exclusive of depreciation and amortization	2,013	2,065
Selling, general and administrative	919	914
Depreciation	91	87
Amortization	30	33
Research and development, net	118	119
Interest expense	31	29
Interest income	(7)	(11)
Asbestos settlement, net	3	3
Other charges	21	24
Other income	(18)	(31)
Income from continuing operations before income taxes	471	430
Income tax expense	117	104
Income from continuing operations	354	326
Income from discontinued operations, net of tax	—	1
Net income attributable to the controlling and noncontrolling interests	354	327
Less: Net income attributable to noncontrolling interests	(7)	(5)
Net income (attributable to PPG)	$347	$322
Amounts attributable to PPG:
Income from continuing operations, net of tax	$347	$321
Income from discontinued operations, net of tax	—	1
Net income (attributable to PPG)	$347	$322

Earnings per common share:
Income from continuing operations, net of tax	$1.30	$1.17
Income from discontinued operations, net of tax	—	0.01
Net income (attributable to PPG)	$1.30	$1.18
Earnings per common share – assuming dilution:
Income from continuing operations, net of tax	$1.29	$1.16
Income from discontinued operations, net of tax	—	0.01
Net income (attributable to PPG)	$1.29	$1.17

Dividends per common share	$0.36	$0.33
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Comprehensive Income (Unaudited)
($ in millions)

	Three Months Ended March 31
	2016	2015
Net income attributable to the controlling and noncontrolling interests	$354	$327
Other comprehensive income, net of tax:
Defined benefit pension and other postretirement benefits	19	68
Unrealized foreign currency translation adjustments	45	(272)
Derivative financial instruments, net	(8)	6
Other comprehensive income (loss), net of tax	56	(198)
Total comprehensive income	$410	$129
Less: amounts attributable to noncontrolling interests:
Net income	(7)	(5)
Unrealized foreign currency translation adjustments	3	5
Comprehensive income attributable to PPG	$406	$129
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheet (Unaudited)
($ in millions)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$909	$1,311
Short-term investments	121	144
Receivables (less allowance for doubtful accounts of $53 and $51)	3,106	2,788
Inventories	1,863	1,705
Other	719	606
Total current assets	6,718	6,554
Property, plant and equipment (net of accumulated depreciation of $4,557 and $4,434)	3,038	3,017
Goodwill	3,743	3,669
Identifiable intangible assets, net	2,170	2,178
Deferred income taxes	648	672
Investments	370	367
Other assets	628	619
Total	$17,315	$17,076
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$3,616	$3,490
Asbestos settlement	831	796
Restructuring reserves	71	87
Short-term debt and current portion of long-term debt	38	283
Total current liabilities	4,556	4,656
Long-term debt	4,226	4,042
Accrued pensions	682	712
Other postretirement benefits	1,017	1,021
Asbestos settlement	255	252
Deferred income taxes	479	460
Other liabilities	852	864
Total liabilities	12,067	12,007
Commitments and contingent liabilities (Note 15)
Shareholders’ equity:
Common stock	969	969
Additional paid-in capital	648	635
Retained earnings	15,770	15,521
Treasury stock, at cost	(9,583)	(9,440)
Accumulated other comprehensive loss	(2,643)	(2,702)
Total PPG shareholders’ equity	5,161	4,983
Noncontrolling interests	87	86
Total shareholders’ equity	5,248	5,069
Total	$17,315	$17,076
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows (Unaudited)
($ in millions)

	Three Months Ended March 31
	2016	2015
Operating activities:
Net income attributable to controlling and noncontrolling interests	$354	$327
Less: Income from discontinued operations	—	(1)
Income from continuing operations	354	326
Adjustments to reconcile net income to cash from operations:
Depreciation and amortization	121	120
Pension expense	19	24
Stock-based compensation expense	10	15
Equity affiliate earnings, net of distributions received	(3)	(6)
Deferred income tax (benefit) expense	(4)	12
Gain on derivative instruments	—	(55)
Cash contributions to pension plans	(6)	(276)
Restructuring cash spend	(18)	(13)
Change in certain asset and liability accounts:
Receivables	(269)	(327)
Inventories	(120)	(136)
Other current assets	(83)	(66)
Accounts payable and accrued liabilities	90	(63)
Taxes and interest payable	(57)	67
Noncurrent assets and liabilities, net	(4)	(33)
Other	29	(18)
Cash from / (used for) operating activities	59	(429)
Investing activities:
Capital expenditures	(77)	(72)
Business acquisitions, net of cash balances acquired	(6)	(9)
Proceeds from the disposition of PPG's interest in the Transitions Optical joint venture and sunlens business	—	47
Proceeds from maturity of short-term investments	31	51
Payments for the settlement of cross currency swap contracts	(36)	(34)
Proceeds from the settlement of cross currency swap	19	19
Proceeds from the settlement of net investment hedges	—	19
Other	6	14
Cash (used for) / from investing activities	(63)	35
Financing activities:
Net change in borrowing with maturities of three months or less	2	(20)
Net proceeds (payments) on commercial paper and short-term debt	86	(497)
Proceeds from the issuance of debt	—	1,242
Repayment of long-term debt	(251)	(1)
Purchase of treasury stock	(150)	(200)
Issuance of treasury stock	14	44
Dividends paid	(96)	(91)
Other	(14)	(19)
Cash (used for) / from financing activities	(409)	458
Effect of currency exchange rate changes on cash and cash equivalents	11	(15)
Net (decrease) / increase in cash and cash equivalents	(402)	49
Cash and cash equivalents, beginning of period	1,311	686
Cash and cash equivalents, end of period	$909	$735

Supplemental disclosures of cash flow information:
Interest paid, net of amount capitalized	$33	$17
Taxes paid, net of refunds	$108	$83
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation
The condensed consolidated financial statements included herein are unaudited and have been prepared following the requirements of the Securities and Exchange Commission and accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim reporting. Under these rules, certain footnotes and other financial information that are normally required for annual financial statements can be condensed or omitted. These statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position of PPG Industries, Inc. and its subsidiaries (the "Company" or "PPG") as of March 31, 2016, and the results of their operations for the three months ended March 31, 2016 and 2015 and their cash flows for the three months then ended. All intercompany balances and transactions have been eliminated. Material subsequent events are evaluated through the report issuance date and disclosed where applicable. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in PPG’s Annual Report on Form 10-K for the year ended December 31, 2015.
Revenues, expenses, assets and liabilities can vary during each quarter of the year. Accordingly, the results of operations for the three months ended March 31, 2016 and the trends in these unaudited condensed consolidated financial statements may not necessarily be indicative of the results to be expected for the full year.
On April 16, 2015, the PPG Board of Directors approved a 2-for-1 split of the company's common stock. PPG common stock began trading on a split-adjusted basis on June 15, 2015. Historical per share and share data in this Form 10-Q give retroactive effect to the stock split. These adjustments had no impact on our previously reported net income, total assets, cash flows or shareholders' equity.

2.	New Accounting Standards
In April 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-10, "Identifying Performance Obligations and Licensing." This ASU addresses certain implementation issues that have surfaced since the issuance of ASU No. 2014-09 in May 2014. The ASU provides guidance in identifying performance obligations and determining the appropriate accounting for licensing arrangements. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, and for interim periods therein. PPG is in the process of assessing the impact the adoption of this ASU will have on its consolidated financial position, results of operations and cash flows.
In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This ASU simplifies certain aspects of the accounting for share-based payment transactions, including income tax requirements, forfeitures, and presentation on the balance sheet and the statement of cash flows. The amendments in this ASU are effective for annual periods beginning after December 15, 2016 and for the interim periods therein. PPG is in the process of assessing the impact the adoption of this ASU will have on its consolidated financial position, results of operations and cash flows.
In March 2016, the FASB issued ASU No. 2016-08, "Principal versus Agent Considerations (Reporting Revenue Gross versus Net)." This ASU clarifies the revenue recognition implementation guidance for preparers on certain aspects of principal versus agent consideration. The amendments in this ASU are effective for annual periods beginning after December 15, 2017 and for interim periods therein. PPG is in the process of assessing the impact the adoption of this ASU will have on its consolidated financial position, results of operations and cash flows.
In February 2016, the FASB issued ASU No. 2016-02, “Leases.” This ASU requires all lessees to recognize on the balance sheet right to use assets and lease liabilities for the rights and obligations created by lease arrangements with terms greater than 12 months. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and for interim periods therein. PPG is in the process of assessing the impact the adoption of this ASU will have on its consolidated financial position, results of operations and cash flows.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers: Topic 606.” This ASU replaces nearly all existing U.S. GAAP guidance on revenue recognition. The standard prescribes a five-step model for recognizing revenue, the application of which will require significant judgment. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, and for interim periods therein. PPG is in the process of assessing the impact the adoption of this ASU will have on its consolidated financial position, results of operations and cash flows.

3.	Dispositions

On April 21, 2016, PPG sold its ownership interest in Pittsburgh Glass Works LLC ("PGW") to LKQ Corporation, concurrent with the majority partner’s sale of its ownership interest. At March 31, 2016, the carrying value of PPG's investment in PGW approximated $20 million. In conjunction with the sale, PPG received approximately $41 million in cash proceeds and will record a pre-tax gain between $18 million to $23 million in the second quarter 2016. PPG accounted for its interest in PGW under the equity method of accounting. PPG’s share of net earnings from PGW are reported in Other income in the Condensed, Consolidated Statement of Income for all periods presented and have not been reclassified as discontinued operations, as the divestiture of PGW does not represent a strategic shift in PPG’s operations and PGW did not have a major impact on PPG's ongoing results of operations.

4.	Inventories

($ in millions)	March 31, 2016	December 31, 2015
Finished products	$1,187	$1,082
Work in process	179	160
Raw materials	446	413
Supplies	51	50
Total Inventories	$1,863	$1,705
Most U.S. inventories are valued using the last-in, first-out method. These inventories represented approximately 38% and 39% of total inventories at March 31, 2016 and December 31, 2015, respectively. If the first-in, first-out method of inventory valuation had been used, inventories would have been $145 million and $163 million higher as of March 31, 2016 and December 31, 2015, respectively.

5.	Goodwill and Other Identifiable Intangible Assets
The change in the carrying amount of goodwill attributable to each reportable segment for the three months ended March 31, 2016 was as follows:

($ in millions)	Performance Coatings	Industrial Coatings	Glass	Total
Balance, December 31, 2015	$3,073	$552	$44	$3,669
Acquisitions	4	1	—	5
Currency	52	16	1	69
Balance, March 31, 2016	$3,129	$569	$45	$3,743
The carrying amount of acquired trademarks with indefinite lives totaled $1.3 billion as of March 31, 2016 and December 31, 2015.
The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and are detailed below:

	March 31, 2016			December 31, 2015
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Acquired technology	$576	$(432)	$144	$572	$(421)	$151
Customer-related intangibles	1,300	(611)	689	1,267	(574)	693
Trade names	137	(67)	70	132	(61)	71
Other	40	(28)	12	39	(26)	13
Balance	$2,053	$(1,138)	$915	$2,010	$(1,082)	$928
Aggregate amortization expense related to these identifiable intangible assets for the three months ended March 31, 2016 and 2015 was $30 million and $33 million, respectively.

As of March 31, 2016, estimated future amortization expense of identifiable intangible assets is as follows:

($ in millions)	Future Amortization Expense
Remaining nine months of 2016	$95
2017	125
2018	120
2019	110
2020	95
2021	95
Thereafter	275

6.	Business Restructuring
The Company records restructuring liabilities that represent charges incurred in connection with consolidations of certain operations, including operations from acquisitions, as well as headcount reduction programs. These charges consist primarily of severance costs and asset write-downs.
On April 15, 2015, the Company approved a business restructuring plan which includes actions necessary to achieve cost synergies related to recent acquisitions. In addition, the program aims to further align employee levels and production capacity in certain businesses and regions with current product demand, as well as reductions in various global administrative functions. A pre-tax restructuring charge of $140 million was recorded in PPG's second quarter 2015 financial results, of which about 85% represents employee severance and other cash costs. The restructuring actions are expected to be substantially completed during 2016.
The 2015 restructuring charge and the reserve activity for 2015 and the quarter ended March 31, 2016 was as follows:

($ in millions, except for employees impacted)	Severance and Other Costs	Asset Write-offs	Total Reserve	Employees Impacted
Performance Coatings	$71	$6	$77	1,259
Industrial Coatings	42	13	55	534
Glass	4	—	4	33
Corporate	4	—	4	27
Total second quarter 2015 restructuring charge	$121	$19	$140	1,853
2015 Activity	(32)	(19)	(51)	(1,047)
Foreign currency impact	(2)	—	(2)	—
Balance as of December 31, 2015	$87	$—	$87	806
2016 Activity	(18)	—	(18)	(123)
Foreign currency impact	2	—	2	—
Balance as of March 31, 2016	$71	$—	$71	683

7.	Borrowings
In January 2016, PPG’s $250 million 1.9% notes matured, and PPG repaid these notes with cash on hand.
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

8.	Earnings Per Share
Historical per share and share data (except for shares on the balance sheet) give retroactive effect to the 2-for-1 stock split discussed in Note 1, "Basis of Presentation."
The effect of dilutive securities on the weighted average common shares outstanding included in the calculation of earnings per diluted common share for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31
(number of shares in millions)	2016	2015
Weighted average common shares outstanding	267.6	273.2
Effect of dilutive securities:
Stock options	0.9	1.2
Other stock compensation plans	0.9	1.2
Potentially dilutive common shares	1.8	2.4
Adjusted weighted average common shares outstanding	269.4	275.6
Excluded from the computation of earnings per diluted share due to their antidilutive effect were 0.6 million outstanding stock options for the three months ended March 31, 2016. There were no antidilutive outstanding stock options for the three months ended March 31, 2015.

9.	Income Taxes

	Three Months Ended March 31
	2016	2015
Effective tax rate on pre-tax income from continuing operations	24.8%	24.2%
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
The net periodic pension and other post-retirement benefit costs for the three months ended March 31, 2016 and 2015 were as follows:

	Pensions		Other Postretirement
	Three Months Ended March 31		Three Months Ended March 31
($ in millions)	2016	2015	2016	2015
Service cost	$14	$15	$4	$5
Interest cost	43	50	10	12
Expected return on plan assets	(69)	(70)	—	—
Amortization of actuarial losses	31	30	4	8
Amortization of prior service credit	—	(1)	(2)	(3)
Net periodic benefit cost	$19	$24	$16	$22
PPG expects its net periodic pension and other post-retirement benefit cost, excluding settlement losses, for 2016 will be approximately $140 million, with pension representing approximately $75 million and other post-retirement benefit cost representing approximately $65 million.
In 2016, PPG changed the method it uses to estimate the service and interest cost components of net periodic benefit cost for pension and other postretirement benefit costs for substantially all of its U.S. and foreign plans. Historically, the service and interest cost components were estimated using a single weighted-average discount rate derived from the yield curve used to measure the projected benefit obligation at the beginning of the period. PPG has elected to use a full yield curve approach (“Split-rate”) to estimate these components of benefit cost by applying specific spot rates along the yield curve used to determine the benefit obligation to the relevant projected cash flows. PPG made this change to improve the correlation between projected benefit cash flows and the corresponding yield curve spot rates and to provide a more precise measurement of service and interest costs. This change does not affect the measurement of the Company’s total benefit obligations. PPG accounted for this change as a change in estimate and, accordingly, is recognizing its effect prospectively beginning in fiscal year 2016.
Contributions to Defined Benefit Pension Plans

	Three Months Ended March 31
($ in millions)	2016	2015
U.S. defined benefit pension voluntary contributions	$—	$250
Non-U.S. defined benefit pension plan contributions	$6	$26
PPG is not required to make any mandatory contributions to its U.S. defined benefit pension plans in 2016. PPG expects to make mandatory contributions to its non-U.S. pension plans in the range of $30 million to $35 million over the remaining nine months of 2016. We may make voluntary contributions to our defined benefit pension plans in 2016 and beyond.

Retained Liabilities and Legacy Settlement Charges
PPG has retained certain liabilities for pension and post-retirement benefits earned for service up to the date of sale of its former automotive glass and service business for employees who were active as of the divestiture date and for individuals who were retirees of the business as of the divestiture date. There have been multiple PPG facilities closures in Canada related to the former automotive glass and services business as well as other PPG businesses. These various plant closures have resulted in partial and full windups, and related settlement charges, of pension plans for various hourly and salary employees employed by these locations. The charges are recorded for the individual plans when a particular windup is approved by the Canadian pension authorities and the Company has made all contributions to the individual plan. There were no charges recorded in the three months ended March 31, 2016 or 2015; however, additional windup charges of $40 million to $50 million are expected during the remaining nine months of 2016 related to these plant closures. Cash contributions related to these future windups are expected to be in the range of $5 million to $10 million.

11.	Shareholders' Equity
Changes to shareholders’ equity for the three months ended March 31, 2016 and 2015 were as follows:

($ in millions)	Total PPG Shareholders’ Equity	Non- controlling Interests	Total
Balance, January 1, 2016	$4,983	$86	$5,069
Net income	347	7	354
Other comprehensive income, net of tax	59	(3)	56
Cash dividends	(96)	—	(96)
Issuance of treasury stock	34	—	34
Stock repurchase program	(150)	—	(150)
Stock-based compensation activity	(16)	—	(16)
Other	—	(3)	(3)
Balance, March 31, 2016	$5,161	$87	$5,248

($ in millions)	Total PPG Shareholders’ Equity	Non- controlling Interests	Total
Balance, January 1, 2015	$5,180	$85	$5,265
Net income	322	5	327
Other comprehensive income, net of tax	(193)	(5)	(198)
Cash dividends	(91)	—	(91)
Issuance of treasury stock	58	—	58
Stock repurchase program	(200)	—	(200)
Stock-based compensation activity	2	—	2
Other	—	(5)	(5)
Balance, March 31, 2015	$5,078	$80	$5,158

12.	Accumulated Other Comprehensive Loss

($ in millions)	Unrealized Foreign Currency Translation Adjustments			Pension and Other Postretirement Benefit Adjustments, net of tax			Unrealized Gain (Loss) on Derivatives, net of tax			Accumulated Other Comprehensive (Loss) Income
Balance, January 1, 2016			$(1,332)			$(1,379)			$9		$(2,702)
Current year deferrals to AOCI	49	(a)		—			—			49
Current year deferrals to AOCI, tax effected	(1)	(b)		6	(c)		2	(d)		7
Reclassifications from AOCI to net income	—			13			(10)			3
Net change			$48			$19			$(8)		$59
Balance, March 31, 2016			$(1,284)			$(1,360)			$1		$(2,643)

Balance, January 1, 2015			$(628)			$(1,492)			$4		$(2,116)
Current year deferrals to AOCI	(429)	(a)		—			—			(429)
Current year deferrals to AOCI, tax effected	162	(b)		45	(c)		(33)	(d)		174
Reclassifications from AOCI to net income	—			23			39			62
Net change			$(267)			$68			$6		$(193)
Balance, March 31, 2015			$(895)			$(1,424)			$10		$(2,309)
(a) - Unrealized foreign currency translation adjustments related to the translation of foreign denominated balance sheet account balances are not presented net of tax given that no deferred U.S. income taxes have been provided on the undistributed earnings of non-U.S. subsidiaries because they are deemed to be reinvested for an indefinite period of time.
(b) - The tax (benefit) cost related to unrealized foreign currency translation adjustments on tax inter-branch transactions and net investment hedges for the three months ended March 31, 2016 and 2015 was $(17) million and $51 million, respectively. The balance also includes a remeasurement of the tax cost on certain foreign proceeds which have not been permanently reinvested.
(c) - The tax cost related to the adjustment for pension and other postretirement benefits for the three months ended March 31, 2016 and 2015 was $20 million and $24 million, respectively. Reclassifications from AOCI are included in the computation of net periodic pension and other post-retirement benefit costs (See Note 10, "Pensions and Other Postretirement Benefits").
(d) - The tax (benefit) cost related to the changes in the unrealized gain on derivatives for the three months ended March 31, 2016 and 2015 was $(4) million and $2 million, respectively. Reclassifications from AOCI are included in the gain recognized on cash flow hedges (See Note 13, "Financial Instruments, Hedging Activities and Fair Value Measurements").

13.	Financial Instruments, Hedging Activities and Fair Value Measurements
Financial instruments include cash and cash equivalents, short-term investments, cash held in escrow, marketable equity securities, accounts receivable, company-owned life insurance, accounts payable, short-term and long-term debt instruments, and derivatives. The fair values of these financial instruments approximated their carrying values at March 31, 2016 and December 31, 2015, in the aggregate, except for long-term debt instruments.
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
PPG’s policies do not permit speculative use of derivative financial instruments. PPG enters into derivative financial instruments with high credit quality counterparties and diversifies its positions among such counterparties in order to reduce its exposure to credit losses. The Company did not realize a credit loss on derivatives during the three months ended March 31, 2016 and 2015.
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

There were no derivative instruments de-designated or discontinued as hedging instruments during the three months ended March 31, 2016 and 2015.
Fair Value Hedges
PPG designates certain foreign currency forward contracts as hedges against the Company’s exposure to future changes in fair value of certain firm sales commitments denominated in foreign currencies. As of March 31, 2016 and 2015, the fair value of these contracts were insignificant.
PPG has entered into renewable equity forward arrangements to hedge the impact to PPG's income from continuing operations for changes in the fair value of 2,777,778 shares of PPG stock (after giving effect to the 2-for-1 stock split as discussed in Note 1, "Basis of Presentation") that are to be contributed to the asbestos settlement trust as discussed in Note 15, “Commitments and Contingent Liabilities.” These financial instruments are recorded at fair value as assets or liabilities and changes in the fair value of these financial instruments are reflected in the “Asbestos settlement – net” caption of the accompanying condensed consolidated statement of income. The total principal amount payable for these shares is $62 million. During the terms of these equity forward arrangements, PPG will pay to the counterparty interest based on the principal amount and the counterparty will pay to PPG an amount equal to the dividends paid on these shares. The difference between the principal amount and any amounts related to unpaid interest or dividends and the current market price for these shares, adjusted for credit risk, represents the fair value of these financial instruments as well as the amount that PPG would pay or receive if the counterparty chose to net settle these financial instruments. Alternatively, the counterparty may, at its option, require PPG to purchase the shares covered by the arrangement at the principal amount adjusted for unpaid interest and dividends as of the date of settlement. As of March 31, 2016 and December 31, 2015, the fair value of these arrangements was an asset of $259 million and $223 million, respectively.
Interest rate swaps have been used from time to time to manage the Company's exposure to changing interest rates. When outstanding, the interest rate swaps were designated as fair value hedges of certain outstanding debt obligations of the Company and were recorded at fair value. There were no interest rate swaps outstanding as of March 31, 2016 and December 31, 2015. However, in prior years, PPG settled interest rate swaps and received cash. The fair value adjustment of the debt at the time the interest rate swaps were settled is still being amortized as a reduction to interest expense over the remaining term of the related debt which matures in 2021.
Cash Flow Hedges
PPG designates certain foreign currency forward contracts as cash flow hedges of the Company’s exposure to variability in exchange rates on intercompany and third party transactions denominated in foreign currencies. As of March 31, 2016 and December 31, 2015, the fair value of all foreign currency forward contracts designated as cash flow hedges was a net asset of $29 million and $44 million, respectively.
Net Investment Hedges
PPG uses cross currency swaps, foreign currency forward contracts and Euro-denominated debt to hedge a portion of its net investment in its European operations. As of March 31, 2016, U.S. dollar to Euro cross currency swap contracts with a total notional amount of $560 million were outstanding and are scheduled to expire in March 2018. On settlement of the outstanding contracts, PPG will receive $560 million U.S. dollars and pay Euros to the counterparties. During the term of these contracts, PPG will receive semiannual payments in March and September of each year based on a U.S. dollar, long-term interest rate fixed as of the contract inception date, and PPG will make annual payments in March of each year to the counterparties based on a Euro, long-term interest rate fixed as of the contract inception date. As of March 31, 2016 and December 31, 2015, the fair value of these contracts was a net asset of $36 million and $41 million, respectively.
As of March 31, 2016 and December 31, 2015, PPG had designated €1.9 billion Euro-denominated borrowings as hedges of a portion of its net investment in the Company's European operations. The carrying value of these instruments as of March 31, 2016 and December 31, 2015 was $2.1 billion and $2.0 billion, respectively.
Gains/Losses Deferred in AOCI
As of March 31, 2016 and December 31, 2015, the Company had accumulated pre-tax unrealized translation gains in AOCI related to the Euro-denominated borrowings, foreign currency forward contracts and the cross currency swaps of $232 million and $349 million, respectively.

The following tables summarize the location within the financial statements and amount of gains (losses) related to derivative financial instruments for the three months ended March 31, 2016 and 2015. All dollar amounts are shown on a pre-tax basis.

($ in millions)	March 31, 2016
Hedge Type	Loss Deferred in OCI	Gain (Loss) Recognized
		Amount	Caption
Fair Value
Equity forward arrangements	Not applicable	36	Asbestos settlement - net
Total Fair Value		$36
Cash Flow
Foreign currency forward contracts (a)	$(15)	$(3)	Other charges
Total Cash Flow	$(15)	$(3)
Net Investment
Cross currency swaps	$(22)
Foreign denominated debt	(95)
Total Net Investment	$(117)
(a) The ineffective portion related to this item was $3 million of income.

($ in millions)	March 31, 2015
Hedge Type	Gain Deferred in OCI	Gain (Loss) Recognized
		Amount	Caption
Fair Value
Equity forward arrangements	Not applicable	(7)	Asbestos settlement - net
Total Fair Value		$(7)
Cash Flow
Foreign currency forward contracts (a)	57	49	Other charges
Total Cash Flow	$57	$49
Net Investment
Cross currency swaps	$82
Foreign currency forward contracts	18
Foreign denominated debt	113
Total Net Investment	$213
(a) The ineffective portion related to this item was $2 million of expense.
Fair Value Measurements
The Company follows a fair value measurement hierarchy to measure its assets and liabilities. As of March 31, 2016 and December 31, 2015, the assets and liabilities measured at fair value on a recurring basis were cash equivalents, equity securities and derivatives. In addition, the Company measures its pension plan assets at fair value (see Item 8. Financial Statements and Supplementary Data - Note 12, "Employee Benefit Plans" in the Company's 2015 Annual Report on Form 10-K for further details). The Company's financial assets and liabilities are measured using inputs from the following three levels:
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
Level 3 inputs are unobservable inputs employed for measuring the fair value of assets or liabilities. The Company does not have any recurring financial assets or liabilities that are recorded in its consolidated balance sheets as of March 31, 2016 and December 31, 2015 that are classified as Level 3 inputs.
Assets and liabilities reported at fair value on a recurring basis:

	March 31, 2016
($ in millions)	Level 1	Level 2	Level 3
Assets:
Other current assets:
Marketable equity securities	$4	$—	$—
Foreign currency forward contracts	—	38	—
Equity forward arrangement	—	259	—
Investments:
Marketable equity securities	77	—	—
Other Assets:
Cross currency swaps	—	36	—
Liabilities:
Accounts payable and accrued liabilities:
Foreign currency forward contracts	—	9	—

	December 31, 2015
($ in millions)	Level 1	Level 2	Level 3
Assets:
Other current assets:
Marketable equity securities	$4	$—	$—
Foreign currency forward contracts	—	47	—
Equity forward arrangement	—	223	—
Investments:
Marketable equity securities	77	—	—
Other assets:
Cross currency swaps	—	41	—
Liabilities:
Accounts payable and accrued liabilities:
Foreign currency forward contracts	—	4	—
Long-Term Debt

($ in millions)	March 31, 2016 (a)	December 31, 2015 (b)
Long-term debt - carrying value	$4,200	$4,265
Long-term debt - fair value	$4,423	$4,367
(a) Excluding capital lease obligations of $30 million and short term borrowings of $34 million as of March 31, 2016.
(b) Excluding capital lease obligations of $30 million and short term borrowings of $29 million as of December 31, 2015.
The fair values of the debt instruments were based on discounted cash flows and interest rates then currently available to the Company for instruments of the same remaining maturities and were measured using level 2 inputs.
Assets and liabilities reported at fair value on a nonrecurring basis:
There were no significant adjustments to the fair value of nonmonetary assets or liabilities for the three months ended March 31, 2016, or for the year ended December 31, 2015.

14.	Stock-Based Compensation
The Company’s stock-based compensation includes stock options, restricted stock units (“RSUs”) and grants of contingent shares that are earned based on achieving targeted levels of total shareholder return. All current grants of stock options, RSUs and contingent shares are made under the PPG Industries, Inc. Amended and Restated Omnibus Incentive Plan (the “PPG Amended Omnibus Plan”), which was amended and restated effective April 21, 2011. Shares available for future grants under the PPG Amended Omnibus Plan were 8.9 million as of March 31, 2016.
Stock-based compensation and the income tax benefit recognized during the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31
($ in millions)	2016	2015
Stock-based compensation	$10	$15
Income tax benefit recognized	$4	$5
Grants of stock-based compensation during the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31
	2016		2015
Grant Details	Shares	Fair Value	Shares	Fair Value
Stock options	775,319	$17.89	583,172	$26.98
Restricted stock units	245,038	$90.79	182,150	$114.04
Contingent shares (a)	59,645	$95.00	63,308	$118.12
(a) The number of contingent shares represents the target value of the award.
Stock options are generally exercisable 36 months after being granted and have a maximum term of 10 years. Compensation expense for stock options is recorded over the vesting period based on the fair value on the date of grant. The fair value of the stock option grants issued in the three months ended March 31, 2016 was calculated with the following weighted average assumptions:

Weighted average exercise price	$95.06
Risk-free interest rate	1.6%
Expected life of option in years	6.5
Expected dividend yield	2.1%
Expected volatility	22.8%
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
Terms of 2002 PPG Settlement Arrangement
PPG had no obligation to pay any amounts under the 2002 PPG Settlement Arrangement until 30 days after the second amended PC plan of reorganization was finally approved by an appropriate court order that was no longer subject to appellate review (the “Effective Date”). If the second amended PC plan of reorganization had been approved as proposed, PPG and certain of its insurers (along with PC) would have made payments on the Effective Date to the Trust, which would have provided the sole source of payment for all present and future asbestos bodily injury claims against PPG, its subsidiaries or PC alleged to be caused by the manufacture, distribution or sale of asbestos products by these companies. PPG would have conveyed the following assets to the Trust: (i) the stock it owns in PC and Pittsburgh Corning Europe, (ii) 2,777,778 shares of PPG’s common stock (after giving effect to the 2-for-1 stock split discussed in Note 1, "Basis of Presentation") and (iii) aggregate cash payments to the Trust of approximately $998 million, payable according to a fixed payment schedule over 21 years, beginning on June 30, 2003, or, if later, the Effective Date. PPG would have had the right, in its sole discretion, to prepay these cash payments to the Trust at any time at a discount rate of 5.5% per annum as of the prepayment date. In addition to the conveyance of these assets, PPG would have paid $30 million in legal fees and expenses on behalf of the Trust to recover proceeds from certain historical insurance assets, including policies issued by certain insurance carriers that were not participating in the settlement, the rights to which would have been assigned to the Trust by PPG.
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
On September 30, 2014, the District Court issued a memorandum opinion and order affirming the confirmation order. On October 28, 2014, the remaining insurance company objectors filed a Notice of Appeal to the U.S. Third Circuit Court of Appeals challenging the affirmance order. In addition to the notice of appeal, the objecting insurers filed a motion with the District Court, which was opposed by PPG and the other plan proponents and plan supporters, that sought relief from the confirmation order based on alleged misconduct by members of the plaintiffs’ bar in the prosecution of certain asbestos claims in the tort system. On August 12, 2015, the District Court denied that motion. The objecting insurers filed a Notice of Appeal with the U.S. Third Circuit Court of Appeals challenging this decision as well. The two appeals were subsequently consolidated for disposition by the Court of Appeals. The Court of Appeals dismissed both appeals, by agreement of the parties, on January 7, 2016. During February 2016, the Bankruptcy Court entered an order approving the trustees of the Trust. Also in February, a motion to approve technical amendments to the PC plan of reorganization was filed. No objections to that motion were filed, and the Bankruptcy Court granted the motion on March 24, 2016.
The 2009 PPG Settlement Arrangement will not become effective until certain conditions precedent are satisfied or waived and PPG’s initial contributions will not be due until 30 business days thereafter (the “Funding Effective Date”) which the Company expects will occur in the second quarter of 2016.
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

PPG’s Funding Obligations
PPG has no obligation to pay any amounts under the third amended PC plan of reorganization, as amended, until the Funding Effective Date. On the Funding Effective Date, PPG will relinquish any claim to its equity interest in PC, convey the stock it owns in Pittsburgh Corning Europe and transfer 2,777,778 shares of PPG’s common stock (after giving effect to the 2 for 1 stock split discussed in Note 1, "Basis of Presentation") or cash equal to the fair value of such shares as defined in the 2009 PPG Settlement Arrangement. PPG will make aggregate pre-tax cash payments to the Trust of approximately $825 million, payable according to a fixed payment schedule over a period ending in 2023. The first payment is due on the Funding Effective Date. PPG would have the right, in its sole discretion, to prepay these pre-tax cash payments to the Trust at any time at a discount rate of 5.5% per annum as of the prepayment date. PPG’s historical insurance carriers participating in the third amended PC plan of reorganization will also make cash payments to the Trust of approximately $1.7 billion between the Funding Effective Date and 2027. These payments could also be prepaid to the Trust at any time at a discount rate of 5.5% per annum as of the prepayment date. PPG will grant asbestos releases and indemnifications to all participating insurers, subject to amended coverage-in-place arrangements with certain insurers for remaining coverage of premises claims. PPG will grant certain participating insurers full policy releases on primary policies and full product liability releases on excess coverage policies. PPG will also grant certain other participating excess insurers credit against their product liability coverage limits.
PPG’s obligation under the 2009 PPG Settlement Arrangement at December 31, 2008 was $162 million less than the amount that would have been due under the 2002 PPG Settlement Arrangement. This reduction is attributable to a number of negotiated provisions in the 2009 PPG Settlement Arrangement, including the provisions relating to the channeling injunction under which PPG retains liability for any non-PC Relationship Claims. PPG will retain such amount as a reserve for asbestos-related claims that will not be channeled to the Trust, as this amount represents PPG’s best estimate of its liability for these claims. PPG does not have sufficient current claim information or settlement history on which to base a better estimate of this liability, in light of the fact that the Bankruptcy Court’s stay has been in effect since 2000. As a result, PPG’s reserve at March 31, 2016 and December 31, 2015 for asbestos-related claims that will not be channeled to the Trust is $162 million. This amount is included within "Other liabilities" on the accompanying consolidated balance sheets. In addition, under the 2009 PPG Settlement Arrangement, PPG will retain for its own account rights to recover proceeds from certain historical insurance assets, including policies issued by non-participating insurers. Rights to recover these proceeds would have been assigned to the Trust by PPG under the 2002 PPG Settlement Arrangement.
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
Of the total obligation of $1.1 billion under the 2009 PPG Settlement Arrangement at March 31, 2016, $831 million is reported as a current liability and $255 million is reported as a non-current liability in the accompanying condensed consolidated balance sheet. The future accretion of the noncurrent portion of the liability will total $64 million and will be reported as expense in the condensed consolidated statement of income over the period 2016 through 2023, as follows (in millions):

Remainder of 2016	$11
2017	13
2018 – 2023	40
Total	$64

The following table summarizes the impact on PPG’s financial statements for the three and three months ended March 31, 2016 and 2015 resulting from the 2009 PPG Settlement Arrangement, including the change in fair value of the stock to be transferred to the Trust and the equity forward instrument (see Note 13, “Financial Instruments, Hedging Activities and Fair Value Measurements”) and the increase in the net present value of the future payments to be made to the Trust:

($ in millions)	Three Months Ended March 31
Increase (decrease) in expense	2016	2015
Change in fair value:
PPG stock	$35	$(8)
Equity forward instrument	(36)	7
Accretion of asbestos liability	4	4
Asbestos settlement – net expense	$3	$3
The fair value of the equity forward instrument is included as an "Other current asset" as of March 31, 2016 and December 31, 2015 in the accompanying condensed consolidated balance sheet. Payments under the fixed payment schedule require annual payments that are due each June. The current portion of the asbestos settlement liability included in the accompanying condensed consolidated balance sheet as of March 31, 2016 consists of all such payments required through June 2016, the fair value of PPG’s common stock and the value of PPG’s investment in Pittsburgh Corning Europe. The net present value of the remaining payments due is included in the long-term asbestos settlement liability in the accompanying condensed consolidated balance sheet as of March 31, 2016.
If the funding date was March 31, 2016, following the effective date of the third amended PC plan of reorganization, PPG would be obligated to make aggregate cash payments totaling $505 million and contribute the aggregate fair value of PPG stock and other obligations of, any claim to its equity interest in PC and the stock it owns in Pittsburgh Corning Europe totaling $325 million. Subject to the fixed payment schedule, PPG would be obligated to make further aggregate cash payments totaling $320 million between 2017 and 2023.
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
Environmental Matters
It is PPG’s policy to accrue expenses for environmental contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Reserves for environmental contingencies are exclusive of claims against third parties and are generally not discounted. In management’s opinion, the Company operates in an environmentally sound manner and the outcome of the Company’s environmental contingencies will not have a material effect on PPG’s financial position or liquidity; however, any such outcome may be material to the results of operations of any particular period in which costs, if any, are recognized. Management anticipates that the resolution of the Company’s environmental contingencies will occur over an extended period of time. See Note 13, "Commitments and Contingent Liabilities," under Item 8 of the 2015 Form 10-K for additional description of the following environmental matters.
As of March 31, 2016 and December 31, 2015, PPG had reserves for environmental contingencies associated with PPG’s former chromium manufacturing plant in Jersey City, N.J. and associated sites (“New Jersey Chrome”) and for other environmental contingencies, including National Priority List sites and legacy glass and chemical manufacturing sites. These reserves are reported as "Accounts payable and accrued liabilities" and "Other liabilities" in the accompanying condensed consolidated balance sheet.

Environmental Reserves
($ in millions)	March 31, 2016	December 31, 2015
New Jersey Chrome	$126	$133
Other	101	100
Total	$227	$233
Current portion	$57	$51
Pre-tax charges against income for environmental remediation costs are included in "Other charges" in the accompanying condensed consolidated statement of income. The pre-tax charges and cash outlays related to such environmental remediation for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31
($ in millions)	2016	2015
Environmental remediation pre-tax charges	$5	$4
Cash outlays for environmental remediation activities	$14	$36
Remediation: New Jersey Chrome
In June 2009, PPG entered into a settlement agreement with the New Jersey Department of Environmental Protection (“NJDEP”) and Jersey City (which had asserted claims against PPG for lost tax revenue) which was in the form of a Judicial Consent Order (the "JCO"). Under the JCO, PPG accepted sole responsibility for the remediation activities at its former chromium manufacturing location in Jersey City, New Jersey and 19 additional sites. The principal contaminant of concern is hexavalent chromium. The JCO also provided for the appointment of a court-approved Site Administrator who is responsible for establishing a master schedule for the remediation of the 20 PPG sites which existed at that time. One site was subsequently removed from the JCO process during 2014 and will be remediated separately at a future date. A total of 19 sites remain subject to the JCO process.
The most significant assumptions underlying the estimate of remediation costs for all New Jersey Chrome sites are those related to the extent and concentration of chromium impacts in the soil, as these determine the quantity of soil that must be treated in place, the quantity that will have to be excavated and transported for offsite disposal, and the nature of disposal required. The reserve for the estimated costs to remediate all New Jersey Chrome sites are exclusive of any third party indemnification, as the recovery of any such amounts is uncertain.
Groundwater remediation at PPG's former chromium manufacturing site in Jersey City and five adjacent sites is expected to occur over several years after NJDEP's approval of a work plan. Ongoing groundwater monitoring will be utilized to develop a final groundwater remedial action work plan which is currently expected to be submitted to NJDEP no later than 2020.
PPG’s financial reserve for remediation of all New Jersey Chrome sites is $126 million at March 31, 2016. The major cost components of this liability continue to be related to transportation and disposal of impacted soil, as well as construction services. These components each account for approximately 38% and 34% of the accrued amount, respectively.
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

Remediation: Other Legacy Sites
Among other sites at which PPG is managing environmental liabilities, remedial actions are occurring at a legacy chemical manufacturing site in Barberton, Ohio and a legacy plate glass manufacturing site in Kokomo, Indiana. With respect to certain waste sites where PPG is alleged to have contributed contaminants, the financial condition of other potentially responsible parties contributes to the uncertainty of estimating PPG’s final costs. Although contributors of waste to sites involving other potentially responsible parties may face governmental agency assertions of joint and several liability, in general, final allocations of costs are made based on the relative contributions of wastes to such sites. PPG is generally not a major contributor to such sites.
In March 2016, the Natural Resource Trustees for the Calcasieu River Estuary (Louisiana Department of Environmental Quality, The United States Environmental Protection Agency and the United States Department of the Interior) reached an agreement in principle with PPG and two other potentially responsible parties to resolve the Trustees' claims for natural resource damages alleged to have been caused by the release of hazardous substances into the Estuary. PPG's share of this settlement is approximately $3.6 million, which was reserved for in a prior period.
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
Other Matters
The Company had outstanding letters of credit and surety bonds of $175 million and guarantees of $25 million as of March 31, 2016. The Company does not believe any loss related to such guarantees is likely.

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

Reportable segment net sales and segment income for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31
($ in millions)	2016	2015
Net sales:
Performance Coatings	$2,039	$2,055
Industrial Coatings	1,372	1,340
Glass	261	267
Total	$3,672	$3,662
Segment income:
Performance Coatings	$279	$262
Industrial Coatings	265	244
Glass	28	30
Total	572	536
Corporate	(61)	(67)
Interest expense, net of interest income	(24)	(18)
Legacy items (a)	(10)	(12)
Asset write down	(4)	—
Transaction-related costs (b)	(2)	(9)
Income from continuing operations before income taxes	$471	$430

(a)
Legacy items include current costs related to former operations of the Company, including pension and other postretirement benefit costs, certain charges for legal matters and environmental remediation costs, and certain charges which are considered to be unusual or nonrecurring, including the earnings impact of the proposed asbestos settlement. Legacy items also include equity earnings from PPG’s investment in the former automotive glass and services business.

(b)
Transaction-related costs include advisory, legal, accounting, valuation and other professional or consulting fees incurred to effect significant acquisitions, as well as similar fees and other costs to effect disposals not classified as discontinued operations. These costs also include the flow-through cost of sales of the step up to fair value of inventory acquired in acquisitions. These costs also include certain nonrecurring severance costs and charges associated with the Company's business portfolio transformation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Performance in the First Quarter of 2016 Compared to the First Quarter of 2015
Executive Overview
Below are our key financial results for the quarter ended March 31, 2016:

•	Net sales were $3.7 billion, consistent with the prior year, primarily due to sales from acquired businesses (+3%) and higher volumes (+1%) offset by unfavorable foreign currency translation (-4%).

•	Cost of sales, exclusive of depreciation and amortization decreased 2.5% to $2.0 billion.

•	Selling, general and administrative expenses increased +0.5% to $0.9 billion, level as a percentage of sales.

•	Income before income taxes was $471 million.

•	The effective tax rate for the three months ended March 31, 2016 was 24.8%.

•	Net income from continuing operations was $347 million and earnings per diluted share was $1.29.

•	Operating cash flow was $59 million.

•	Capital expenditures, including acquisitions (net of cash acquired), was $83 million.

•
During the three months ended March 31, 2016, the Company paid $96 million in dividends and also repurchased approximately $150 million of its outstanding common stock. On April 21, 2016, the Company raised the per-share dividend by 11% to $0.40 per share.

Performance Overview
Net Sales

	Three Months Ended March 31		Percent Change
($ in millions, except percentages)	2016	2015	2016 vs. 2015
The Americas
United States	$1,562	$1,526	2.4%
Other Americas	480	530	(9.4)%
Europe, Middle East and Africa (EMEA)	1,060	1,010	5.0%
Asia Pacific	570	596	(4.4)%
Total	$3,672	$3,662	0.3%

2016 vs. 2015
Net sales increased $10 million due to the following:
● Net sales from acquired businesses (+3%)
● Higher sales volumes (+1%)
Partially offset by:
● Unfavorable foreign currency translation (-4%)
Foreign currency translation reduced net sales by $140 million as the U.S. dollar strengthened against most foreign currencies versus the prior year, including the Euro (-3%). Weakness in other currencies versus the U.S. dollar was more significant, including a 17% deterioration in the Mexican Peso, as well as declines in the Canadian Dollar, Chinese Yuan, and Brazilian Real.

Acquired businesses added $104 million of sales in 2016, primarily Revocoat and IVC, supplemented by several other acquisitions made in 2015.
Sales volume growth occurred primarily in Europe, Middle East and Africa ("EMEA") and the emerging regions, while U.S. and Canada sales volumes were flat. The first quarter 2016 was the fifth consecutive quarter of broadening European volume growth.

Cost of Sales, exclusive of depreciation and amortization

	Three Months Ended March 31		Percent Change
($ in millions, except percentages)	2016	2015	2016 vs. 2015
Cost of sales, exclusive of depreciation and amortization	$2,013	$2,065	(2.5)%
Cost of sales as a percentage of net sales	54.8%	56.4%	(1.6)%

2016 vs. 2015
Cost of sales, exclusive of depreciation and amortization, decreased $52 million (-2.5%) due to the following:
● Foreign currency translation
● Lower manufacturing costs
Partially offset by:
● Cost of sales from acquired businesses
● Higher sales volumes

Selling, general and administrative expenses

	Three Months Ended March 31		Percent Change
($ in millions, except percentages)	2016	2015	2016 vs. 2015
Selling, general and administrative expenses	$919	$914	0.5%
Selling, general and administrative expenses as a percentage of net sales	25.0%	25.0%	—%

2016 vs. 2015
Selling, general and administrative expenses increased $5 million (+0.5%) primarily due to:
● Selling, general and administrative expenses from acquired businesses
● Overhead cost inflation
● Increased architectural coatings U.S. and Canada business spending of approximately $15 million on new product launches and other growth-related initiatives at major national accounts.
Partially offset by:
● Foreign currency translation
● Restructuring cost savings
Other costs and income

	Three Months Ended March 31		Percent Change
($ in millions, except percentages)	2016	2015	2016 vs. 2015
Interest expense, net of Interest income	$24	$18	33.3%
Other charges	$21	$24	(12.5)%
Other income	$(18)	$(31)	(41.9)%
Interest expense, net of Interest income
Interest expense, net of Interest income increased $6 million in 2016 versus the prior year due to higher interest expense from the issuance of €1.2 billion Euro-denominated debt in March 2015 and as a result of lower interest income earned on deposits.
Other charges
Other charges included a $4 million asset write-down for the three months ended March 31, 2016 which was more than offset by lower year-over-year foreign currency losses.
Other income
Other income decreased year-over-year due to lower equity affiliate earnings, lower royalty income and foreign currency translation.
Effective tax rate and earnings per diluted share

	Three Months Ended March 31		Percent Change
($ in millions, except percentages)	2016	2015	2016 vs. 2015
Income tax expense	$117	$104	12.5%
Effective tax rate	24.8%	24.2%	0.6%
Adjusted effective tax rate, ongoing operations*	25.0%	24.4%	0.6%

Earnings per diluted share, continuing operations	$1.29	$1.16	11.2%
Adjusted earnings per diluted share*	$1.31	$1.18	11.0%
*See the Regulation G Reconciliation.
The full year effective tax rate for 2016 is expected to be higher from a shift in PPG's global mix of earnings toward jurisdictions with higher statutory tax rates, due in part to recent acquisitions.

Earnings per diluted share for the three months ended March 31, 2016 grew consecutively from 2015. The Company benefited from the 7.0 million shares repurchased in 2015 and 1.5 million shares repurchased in the first quarter of 2016.
On April 16, 2015, the PPG Board of Directors approved a 2-for-1 split of the Company’s common stock for all shareholders. The record date for the split was the close of business on May 11, 2015, and the additional shares were distributed on June 12, 2015. Each shareholder as of the date of record received one additional share of common stock for each share held. Historical per share and share data in this Form 10-Q give retroactive effect to the stock split. These adjustments had no impact on our previously reported net income, total assets, cash flows or shareholders’ equity.
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

	Three months ended March 31, 2016
($ in millions, except percentages and per share amounts)	Income Before Income Taxes	Tax Expense	Effective Tax Rate	Net income from continuing operations (attributable to PPG)	Earnings per diluted share
As reported, continuing operations	$471	$117	24.8%	$347	$1.29
Includes:
Charges related to transaction-related costs(1)	2	1	37.6%	1	0.01
Charge for asset write-down	4	1	37.6%	3	0.01
Adjusted, continuing operations, excluding certain charges	$477	$119	25.0%	$351	$1.31

	Three months ended March 31, 2015
($ in millions, except percentages and per share amounts)	Income Before Income Taxes	Tax Expense	Effective Tax Rate	Net income from continuing operations (attributable to PPG)	Earnings per diluted share
As reported, continuing operations	$430	$104	24.2%	$321	$1.16
Includes:
Charges related to transaction-related costs(1)	9	3	33.3%	6	0.02
Adjusted, continuing operations, excluding certain charges	$439	$107	24.4%	$327	$1.18
(1) Transaction-related costs include advisory, legal, accounting, valuation, and other professional or consulting fees incurred to effect significant acquisitions, as well as similar fees and other costs to effect disposals not classified as discontinued operations. These costs also include the flow-through cost of sales of the step up to fair value of inventory acquired in acquisitions. These costs also include certain charges associated with the Company’s business portfolio transformation.

Performance of Reportable Business Segments
Performance Coatings

	Three Months Ended March 31		$ Change	% Change
($ in millions, except per share amounts)	2016	2015	2016 vs. 2015	2016 vs. 2015
Net sales	$2,039	$2,055	$(16)	(0.8)%
Segment income	$279	$262	$17	6.5%

2016 vs. 2015
Performance Coatings net sales decreased (-1%) due to the following:
● Unfavorable foreign currency translation of approximately $85 million (-4%)
Partially offset by:
● Net sales from acquisitions (+1%)
● Higher sales volumes (+1%)
● Slightly higher selling prices
Architectural coatings - EMEA sales volumes continued to trend favorably, with the growth rate increasing for several consecutive quarters. Sales volumes improved by a low-single-digit percentage year-over-year, led by growth in western Europe.

Protective and marine coatings net sales volumes were flat year-over-year as growth in protective coatings was offset by declines in marine coatings, primarily due to decreasing new ship builds. Protective coatings sales volumes grew versus the prior year in all regions, led by the U.S., Asia and Latin America, including benefits from expanded distribution through the Comex concessionaire network.

Aerospace coatings sales volumes declined a low-single digit percentage versus the prior year primarily due to lower commercial demand stemming from continuing customer inventory management. Regionally, Asian sales growth was offset by declines in the U.S. and Canada, while Europe was flat.

Automotive refinish coatings experienced increasing organic sales growth year-over-year, led by growing market demand in the U.S. and Asia.
Architectural coatings - Americas and Asia Pacific organic net sales increased modestly in the first quarter versus the prior year. Sales volumes were up slightly in the U.S. and Canadian region as aggregate demand growth in company-owned stores and national accounts was offset by declines in the independent dealer network and continued market weakness in certain Canadian markets. Local currency sales growth in Mexico was approximately two times the Mexican GDP despite comparisons to robust volume growth in the first quarter of 2015.

Segment income increased $17 million (+6%) year-over-year despite the impact of approximately $15 million of planned incremental costs for new product launch and other growth-related initiatives in major U.S. architectural coatings national accounts. The increase in segment income was primarily due to higher sales volumes, acquisition-related income and a continuing cost focus, including additional business restructuring benefits. Unfavorable foreign currency translation reduced segment income by almost $10 million.

Looking Ahead
We anticipate higher net sales sequentially due to normal seasonal patterns, as the second quarter is typically the largest sales quarter of the year for the Performance Coatings segment. Architectural coatings - EMEA sales volumes are expected to continue to broaden in the second quarter, but remain uneven by country. We also expect protective coatings demand growth trends to remain positive while marine coatings are anticipated to weaken further. We anticipate modest improvement in aerospace coatings sales volumes in the second quarter of 2016 as customers are expected to return to normal order patterns. Further, we expect organic sales growth to continue in the automotive refinish coatings business, aided by continued customer adoption of PPG's innovative new products. Year-over-year sales in the architectural coatings - Americas and Asia Pacific business unit are expected to improve in the second quarter due to seasonality, aided by higher demand and a subdued prior year volume growth rate in the U.S. and Canada.
We expect segment acquisition-related sales to be $20 million to $30 million, primarily related to Cuming Microwave and Le Joint Francais (LJF). Also, during the second quarter there will be no additional costs incurred for the new product initiatives in the U.S. and Canadian national accounts channel. We expect unfavorable foreign currency translation in the second quarter to remain significant year-over-year, reflecting the segment’s increased seasonal sales.

Industrial Coatings

	Three Months Ended March 31		$ Change	% Change
($ in millions, except per share amounts)	2016	2015	2016 vs. 2015	2016 vs. 2015
Net sales	$1,372	$1,340	$32	2.4%
Segment income	$265	$244	$21	8.6%

2016 vs. 2015
Industrial Coatings segment net sales increased (+2%) due to the following:
● Net sales from acquired businesses (+6%)
● Higher sales volumes (+1%), led by growth in Europe.
Partially offset by:
● Unfavorable foreign currency translation of approximately $50 million (-4%)
● Slightly lower selling prices
PPG’s global automotive OEM coatings business sales volumes were consistent with the prior year, reflecting modest global industry automotive production growth, and in comparison to strong prior year PPG-specific volume growth. PPG's sales volumes differed by region, with year-over-year growth tempered in Asia given the prior year double-digit percentage growth.

In aggregate, global sales volumes increased modestly in the general industrial coatings and specialty coatings and materials business units year-over-year, as growth momentum continued from the fourth quarter 2015. Sales volume performance remained uneven by end-use market and geography. Regionally, European sales volumes continued to expand, with positive growth rates in the U.S. and Canada. Sales volumes in Asia were flat and declined in South America. By end-use market, volume growth remained consistent with improved demand in automotive parts and accessories and expansion in coil and extrusion, partially offset by declines in heavy duty equipment.

Global packaging coatings sales volumes were up a mid-to-high single-digit percentage year-over-year, with at least mid-single digit percentage growth in all regions, driven primarily by continued strong sales growth momentum for new can coatings technologies.

Segment income increased $21 million (+9%) primarily due to lower manufacturing costs including business restructuring benefits, higher sales volumes and acquisition-related income, partially offset by unfavorable foreign currency translation ($5 million).

Looking ahead
We expect 2016 second quarter net sales to be modestly higher sequentially year-over-year, due to business seasonality. We anticipate higher automotive OEM coatings year-over-year sales volumes in the second quarter 2016, aided by improving global industry automotive production and a more moderate prior year comparison. We expect growth trends to continue to improve in the overall general industrial sector in the second quarter 2016; but anticipate varied sub-segment and geographic patterns to remain. We also anticipate sales growth acceleration of packaging coatings new can coating technologies in all regions for the remainder of 2016.
We expect segment acquisition-related sales to be between $35 million and $45 million, for 2015 acquisitions which have not yet reached their one year anniversary. These acquisition-related sales are lower than the first quarter due to the one year anniversary of the Revocoat acquisition, in April 2016. In the second quarter, we expect foreign currency translation to remain unfavorable year-over-year.

Glass

	Three Months Ended March 31		$ Change	% Change
($ in millions, except per share amounts)	2016	2015	2016 vs. 2015	2016 vs. 2015
Net sales	$261	$267	$(6)	(2.2)%
Segment income	$28	$30	$(2)	(6.7)%

2016 vs. 2015
Glass segment net sales decreased (-2%) due to the following:
● Lower sales volume (-2%)
● Lower sales stemming from a prior year flat glass production facility divestiture (-1%)
● Unfavorable foreign currency translation (-1%)
Partially offset by:
● Higher selling prices (+2%)
Flat glass sales volumes decreased by a low-single digit percentage reflecting the impact of a scheduled facility outage at the company’s Fresno, California facility during the quarter. Sales were also lower year-over-year due to the prior year sale of remaining finished goods from a previously divested flat glass manufacturing facility. Despite the lower sales volumes, underlying flat glass end-use market demand remained solid. Selling prices improved year-over-year.
Fiber glass sales volumes declined modestly year-over-year, as higher demand for automotive and wind energy components in Europe was offset by lower demand in certain U.S. energy-related end-use markets. Selling prices were up slightly year over year.

Segment income decreased $2 million (-7%) due to lower sales volumes, $8 million of repair-related costs for the scheduled Fresno facility outage and lower equity earnings, driven by weaker consumer electronics demand in Asia, partially offset by disciplined cost management.

Looking ahead
We expect increased flat glass demand in the second quarter 2016, due to normal business seasonality and supported by solid U.S. construction demand. Also, the previously announced flat glass selling price increases will be implemented during the second quarter 2016. We anticipate fiber glass demand to be similar to the first quarter of 2016. Further, we expect to incur an additional $4 million of facility-related start-up costs associated with the Fresno facility, which is projected to reach full production capability during the second quarter, as originally communicated. Finally, we expect equity earnings from Asian joint ventures to remain lower year-over-year. In the second quarter, we expect foreign currency translation to remain unfavorable year-over-year.
Liquidity and Capital Resources
PPG had cash and short-term investments totaling approximately $1.0 billion and $1.5 billion at March 31, 2016 and December 31, 2015, respectively.
Cash from operating activities - continuing operations for the three months ended March 31, 2016 was $59 million. Cash used for operating activities - continuing operations was $429 million for the three months ended March 31, 2015. Operating cash flow compared with prior year increased primarily due to lower pension contributions ($270 million) and improved working capital.
Other uses of cash during the three months ended March 31, 2016 included:

•	Capital expenditures, excluding acquisitions, of $77 million, or about 2% of sales.

•	Mandatory contributions to PPG's non-U.S. pension plans of $6 million.

•	Cash dividends paid totaled $96 million.

•	Cash spent on share repurchases totaled $150 million.
In January 2016, PPG’s $250 million 1.9% notes matured, and PPG repaid these notes with cash on hand.
In 2016, PPG changed the method it uses to estimate the service and interest cost components of net periodic benefit cost for pension and other postretirement benefit costs for substantially all of its U.S. and foreign plans. Historically, the service and interest cost components were estimated using a single weighted-average discount rate derived from the yield curve used to measure the projected benefit obligation at the beginning of the period. PPG has elected to use a full yield curve approach (“Split-rate”) to estimate these components of benefit cost by applying specific spot rates along the yield curve used to determine the benefit obligation to the relevant projected cash flows. PPG made this change to improve the correlation between projected benefit cash flows and the corresponding yield curve spot rates and to provide a more precise measurement of service and interest costs. This change does not affect the measurement of the Company’s total benefit obligations. PPG accounted for this change as a change in estimate and, accordingly, is recognizing its effect prospectively beginning in fiscal year 2016.
On April 16, 2015, the PPG Board of Directors approved a 2-for-1 split of the Company's common stock for all shareholders. The record date for the split was the close of business on May 11, 2015 and the additional shares were distributed on June 12, 2015. Each shareholder as of the date of record received one additional share of common stock for each share held. Historical per share and share data in this Form 10-Q give retroactive effect to the stock split. These adjustments had no impact on our previously reported net income, total assets, cash flows or shareholders' equity.
Total capital spending in 2016 is expected to be in the range of 3.0% to 3.5% of full year sales. Also, PPG expects to make mandatory contributions to its non-U.S. pension plans in the range of $30 million to $35 million in the remainder of 2016.
We believe that our cash on hand and short term investments, cash from operations and the Company’s available borrowing capacity will continue to be sufficient to fund operating activities, capital spending, including acquisitions, dividend payments, debt service, amounts due under the proposed asbestos settlement, share repurchases and contributions to pension plans. We intend to deploy our cash in a timely, disciplined manner with a continued emphasis on incremental earnings accretive initiatives, including additional acquisitions and share repurchases. The Company expects to deploy cash for business acquisitions and share repurchases of between $2 billion and $2.5 billion for years 2015 and 2016 combined. To date, we have deployed cash of approximately $1.3 billion.
PPG's total debt to equity ratio (total debt, including capital leases, to total debt and PPG shareholders’ equity) was 45% at March 31, 2016 and 46% at December 31, 2015.
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

($ in millions, except percentages)	March 31, 2016	December 31, 2015	March 31, 2015
Trade Receivables, Net	$2,760	$2,413	$2,625
Inventories, FIFO	2,008	1,868	2,059
Trade Creditors’ Liabilities	2,167	1,940	1,966
Operating Working Capital	$2,601	$2,341	$2,718
Operating Working Capital as a % of Sales	17.7%	15.8%	18.6%
Days sales outstanding at March 31, 2016 was 61 days, up from 54 days as of December 31, 2015. Day sales outstanding as of March 31, 2015 was 59 days.
Other Liquidity Information

	Three Months Ended March 31
($ in millions)	2016	2015
Cash outlays for environmental remediation activities	$14	$36

($ in millions)	Remainder of 2016	Annually 2017 - 2019
Projected future cash outlays for environmental remediation activities	$20 - $35	$25 - $45
In January 2016, all pending appeals of the Pittsburgh Corning Plan of Reorganization were withdrawn. Under the plan, PPG and its participating insurers will make initial contributions to the asbestos trust established by the plan within 30 business days after the plan becomes effective and all conditions to funding have been met. PPG anticipates that those conditions to funding will be satisfied and funding will take place in the second quarter of 2016. Refer to Note 15, “Commitments and Contingent Liabilities” under Item 1 of this Form 10-Q for additional information.
Currency
Comparing exchange rates from December 31, 2015 to March 31, 2016, the U.S. dollar weakened against most of the currencies in the countries in which PPG operates, most notably the Euro. As a result, consolidated net assets at March 31, 2016 increased by $48 million, compared to December 31, 2015. Comparing exchange rates during the first three months of 2016 to those of the first three months of 2015, the U.S. dollar strengthened against the currencies of most countries in which PPG operates, most notably the Mexican Peso. This had an unfavorable impact on pre-tax income from continuing operations for the three months ended March 31, 2016 of $14 million from the translation of these foreign earnings into U.S. dollars.
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
Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. Management’s Discussion and Analysis and other sections of this Annual Report contain forward-looking statements that reflect the Company’s current views with respect to future events and financial performance.You can identify forward-looking statements by the fact that they do not relate strictly to current or historic facts. Forward-looking statements are identified by the use of the words “aim,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “outlook,” “forecast” and other expressions that indicate future events and trends. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward looking statement, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our reports to the Securities and Exchange Commission. Also, note the following cautionary statements.
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
Consequently, while the list of factors presented here and in the Company’s Form 10-K for the year ended December 31, 2015 under the caption “Item 1A Risk Factors” are considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements.
Consequences of material differences in the results compared with those anticipated in the forward-looking statements could include, among other things, lower sales or earnings, business disruption, operational problems, financial loss, legal liability to third parties, other factors set forth in “Item 1A. Risk Factors” of the Company’s Form 10-K for the year ended December 31, 2015 and similar risks, any of which could have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of March 31, 2016, PPG had non-U.S. dollar denominated borrowings outstanding of $2.2 billion. As of December 31, 2015, PPG had non-U.S. dollar denominated borrowings outstanding of $2.1 billion. A weakening of the U.S. dollar by 10% against European currencies and by 20% against Asian and South American currencies would have resulted in unrealized translation losses on these borrowings of approximately $254 million and $242 million as of March 31, 2016 and December 31, 2015, respectively.
There were no other material changes in the Company’s exposure to market risk from December 31, 2015 to March 31, 2016. See Note 13, “Financial Instruments, Hedging Activities and Fair Value Measurements” for a description of our instruments subject to market risk.
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
In March 2016, the Natural Resource Trustees for the Calcasieu River Estuary (Louisiana Department of Environmental Quality, The United States Environmental Protection Agency and the United States Department of the Interior) reached an agreement in principle with PPG and two other potentially responsible parties to resolve the Trustees’ claims for natural resource damages alleged to have been caused by the release of hazardous substances into the Estuary.  PPG’s share of this settlement is $3,600,000.

Item 1A. Risk Factors
There were no material changes in the Company’s risk factors from the risks disclosed in the Company’s Form 10-K for the year ended December 31, 2015.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Directors who are not also officers of the Company receive common stock equivalents pursuant to the PPG Industries, Inc. Deferred Compensation Plan for Directors (“PPG Deferred Compensation Plan for Directors”). Common stock equivalents are hypothetical shares of common stock having a value on any given date equal to the value of a share of common stock. Common stock equivalents earn dividend equivalents that are converted into additional common stock equivalents but carry no voting rights or other rights afforded to a holder of common stock. The common stock equivalents credited to directors under both plans are exempt from registration under Section 4(a)(2) of the Securities Act of 1933 as private offerings made only to directors of the Company in accordance with the provisions of the plans.
Under the PPG Deferred Compensation Plan for Directors, each director may elect to defer the receipt of all or any portion of the compensation paid to such director for serving as a PPG director. All deferred payments are held in the form of common stock equivalents. Payments out of the deferred accounts are made in the form of common stock of the Company (and cash as to any fractional common stock equivalent). In the first quarter of 2016, the directors, as a group, were credited with 7,052 common stock equivalents under this plan. The value of each common stock equivalent, when credited, ranged from $95.63 to $105.01.
Issuer Purchases of Equity Securities
The following table summarizes the Company's stock repurchase activity for the three months ended March 31, 2016:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Programs (1)
January 2016
Repurchase program	171,866	$92.83	171,866	9,503,413
February 2016
Repurchase program	678,883	$94.06	678,883	8,703,370
March 2016
Repurchase program	664,913	$105.73	664,913	6,905,747
Total quarter ended March 31, 2016
Repurchase program	1,515,662	$99.39	1,515,662	6,905,747

(1)
These shares were repurchased under a $2 billion share repurchase program approved in April 2014. The remaining shares that may be repurchased under the $2 billion repurchase program have been calculated based upon PPG's closing stock price on the last business day of the respective month. This repurchase program has no expiration date.

Item 6. Exhibits
See the Index to Exhibits on Page 38.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PPG INDUSTRIES, INC.
(Registrant)

Date:	April 21, 2016	By:	/s/ Frank S. Sklarsky
Frank S. Sklarsky Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Index to Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q.

†10.1	Employment arrangement with Jean-Marie Greindl.
†12	Computation of Ratio of Earnings to Fixed Charges for the Three Months Ended March 31, 2016 and for the Five Years Ended December 31, 2015.
†31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
††32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
††32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

† Filed herewith.
†† Furnished herewith.
* Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income for the three months ended March 31, 2016 and 2015, (ii) the Condensed Consolidated Balance Sheet at March 31, 2016 and December 31, 2015, (iii) the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2016 and 2015, and (iv) Notes to Condensed Consolidated Financial Statements for the three months ended March 31, 2016.