Form 10-Q
period 2017-03-31
PPG INDUSTRIES INC
filed 2017-04-24
CIK 79879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________________
FORM 10-Q
 ––––––––––––––––––––––––––––––––––––––––
QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended March 31, 2017
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 31, 2017, 256,196,874 shares of the Registrant’s common stock, par value $1.66-2/3 per share, were outstanding.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Income (Unaudited)
($ in millions, except per share amounts)

	Three Months Ended March 31
	2017	2016
Net sales	$3,569	$3,544
Cost of sales, exclusive of depreciation and amortization	1,969	1,920
Selling, general and administrative	896	906
Depreciation	83	85
Amortization	31	30
Research and development, net	110	116
Interest expense	25	30
Interest income	(4)	(6)
Pension settlement charge	22	—
Asbestos settlement, net	—	3
Other charges	14	21
Other income	(25)	(17)
Income from continuing operations before income taxes	$448	$456
Income tax expense	109	112
Income from continuing operations	$339	$344
Income from discontinued operations, net of tax	—	10
Net income attributable to the controlling and noncontrolling interests	$339	$354
Less: Net income attributable to noncontrolling interests	(5)	(7)
Net income (attributable to PPG)	$334	$347
Amounts attributable to PPG:
Income from continuing operations, net of tax	$334	$337
Income from discontinued operations, net of tax	—	10
Net income (attributable to PPG)	$334	$347

Earnings per common share:
Income from continuing operations, net of tax	$1.30	$1.26
Income from discontinued operations, net of tax	—	0.04
Net income (attributable to PPG)	$1.30	$1.30
Earnings per common share – assuming dilution:
Income from continuing operations, net of tax	$1.29	$1.25
Income from discontinued operations, net of tax	—	0.04
Net income (attributable to PPG)	$1.29	$1.29

Dividends per common share	$0.40	$0.36

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Comprehensive Income (Unaudited)
($ in millions)

	Three Months Ended March 31
	2017	2016
Net income attributable to the controlling and noncontrolling interests	$339	$354
Other comprehensive income, net of tax:
Defined benefit pension and other postretirement benefits, net	21	19
Unrealized foreign currency translation adjustments	279	45
Derivative financial instruments, net	(13)	(8)
Other comprehensive income, net of tax	$287	$56
Total comprehensive income	$626	$410
Less: amounts attributable to noncontrolling interests:
Net income	(5)	(7)
Unrealized foreign currency translation adjustments	(7)	3
Comprehensive income attributable to PPG	$614	$406
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheet (Unaudited)
($ in millions)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$1,349	$1,820
Short-term investments	40	43
Receivables (less allowance for doubtful accounts of $33 and $39)	3,057	2,692
Inventories	1,727	1,546
Assets held for sale	34	30
Other	439	321
Total current assets	$6,646	$6,452
Property, plant and equipment (net of accumulated depreciation of $3,969 and $3,875)	2,806	2,759
Goodwill	3,720	3,572
Identifiable intangible assets, net	2,080	1,983
Deferred income taxes	139	154
Investments	175	179
Other assets	588	670
Total	$16,154	$15,769
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$3,573	$3,510
Restructuring reserves	96	101
Short-term debt and current portion of long-term debt	604	629
Total current liabilities	$4,273	$4,240
Long-term debt	3,817	3,787
Accrued pensions	712	740
Other postretirement benefits	727	731
Deferred income taxes	400	417
Other liabilities	939	941
Total liabilities	$10,868	$10,856
Commitments and contingent liabilities (Note 15)
Shareholders’ equity:
Common stock	969	969
Additional paid-in capital	711	701
Retained earnings	16,214	15,984
Treasury stock, at cost	(10,626)	(10,472)
Accumulated other comprehensive loss	(2,076)	(2,356)
Total PPG shareholders’ equity	$5,192	$4,826
Noncontrolling interests	94	87
Total shareholders’ equity	$5,286	$4,913
Total	$16,154	$15,769
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows (Unaudited)
($ in millions)

	Three Months Ended March 31
	2017	2016
Operating activities:
Net income attributable to controlling and noncontrolling interests	$339	$354
Less: Income from discontinued operations	—	(10)
Income from continuing operations	$339	$344
Adjustments to reconcile net income to cash from operations:
Depreciation and amortization	114	115
Pension expense	18	18
Pension settlement	22	—
Stock-based compensation expense	16	10
Equity affiliate earnings, net of distributions received	(1)	(3)
Deferred income tax expense (benefit)	4	(4)
Cash contributions to pension plans	(34)	(6)
Cash used for restructuring actions	(10)	(18)
Change in certain asset and liability accounts:
Receivables	(302)	(273)
Inventories	(153)	(120)
Other current assets	(47)	(83)
Accounts payable and accrued liabilities	63	112
Taxes and interest payable	(79)	(62)
Noncurrent assets and liabilities, net	40	(6)
Other	19	30
Cash from operating activities - continuing operations	$9	$54
Cash from operating activities - discontinued operations	—	25
Cash from operating activities	$9	$79
Investing activities:
Capital expenditures	(64)	(70)
Business acquisitions, net of cash balances acquired	(61)	(6)
Proceeds from maturity of short-term investments	19	31
Payments for the settlement of cross currency swap contracts	(34)	(36)
Proceeds from cross currency swap and foreign currency contracts	—	19
Other	2	6
Cash used for investing activities - continuing operations	$(138)	$(56)
Cash used for investing activities - discontinued operations	—	(7)
Cash used for investing activities	$(138)	$(63)
Financing activities:
Net change in borrowing with maturities of three months or less	(7)	2
Net (payments) proceeds on commercial paper and short-term debt	(32)	86
Repayment of long-term debt	(7)	(251)
Purchase of treasury stock	(163)	(150)
Issuance of treasury stock	9	14
Dividends paid	(103)	(96)
Payments related to tax withholding for stock-based compensation	(16)	(20)
Other	(53)	(14)
Cash used for financing activities	$(372)	$(429)
Effect of currency exchange rate changes on cash and cash equivalents	30	11
Net decrease in cash and cash equivalents	$(471)	$(402)
Cash and cash equivalents, beginning of period	1,820	1,311
Cash and cash equivalents, end of period	$1,349	$909

Supplemental disclosures of cash flow information:
Interest paid, net of amount capitalized	$23	$33
Taxes paid, net of refunds	$90	$108
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation
The condensed consolidated financial statements included herein are unaudited and have been prepared following the requirements of the Securities and Exchange Commission and accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim reporting. Under these rules, certain footnotes and other financial information that are normally required for annual financial statements can be condensed or omitted. These statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position of PPG Industries, Inc. and its subsidiaries (the "Company" or "PPG") as of March 31, 2017, and the results of their operations and their cash flows for the three months ended March 31, 2017 and 2016. All intercompany balances and transactions have been eliminated. Material subsequent events are evaluated through the report issuance date and disclosed where applicable. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in PPG’s Annual Report on Form 10-K for the year ended December 31, 2016.
The results of operations and cash flows for the flat glass business, which was sold on October 1, 2016, have been recast as discontinued operations for all periods presented. The results of the European fiber glass business which was also sold October 1, 2016, have not been reclassified as discontinued operations, as the divestiture of the European fiber glass business did not have a major impact on PPG's ongoing results of operations. The condensed consolidated statement of cash flows has also been recast for the adoption of Accounting Standard Update ("ASU") No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” as discussed in Note 2.
Net sales, expenses, assets and liabilities can vary during each quarter of the year. Accordingly, the results of operations for the three months ended March 31, 2017 and the trends in these unaudited condensed consolidated financial statements may not necessarily be indicative of the results to be expected for the full year.

2.	New Accounting Standards
In March 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-07, "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." This ASU requires the service cost component of net benefit costs to be disaggregated from all other components and be reported in the same line item or items as other compensation costs. The other components of net benefit cost are required to be presented in the income statement separately from the service cost. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017 and for interim periods therein. PPG does not believe this ASU will have a material impact on its consolidated financial position, results of operation or cash flows.
In January 2017, PPG adopted ASU No. 2017-04, "Simplifying the Test for Goodwill Impairment." This ASU simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Adoption of this ASU did not have a material impact on PPG's consolidated financial position, results of operation or cash flows.
In January 2017, PPG adopted ASU No. 2016-18, "Restricted Cash." This ASU eliminates diversity in practice by requiring the statement of cash flows to reconcile total cash, including deposits with restrictions. PPG does not have a material amount of restricted cash. Adoption of this ASU did not have a material impact on PPG's consolidated financial position, results of operation or cash flows.
In January 2017, PPG adopted ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This ASU simplifies certain aspects of the accounting for share-based payment transactions, including income tax requirements, forfeitures, and presentation on the balance sheet and the statement of cash flows. In conjunction with the adoption of this ASU, PPG recast the condensed consolidated statement of cash flows to present withholding tax payments related-to stock-based compensation made on behalf of employees, as financing outflows. Adoption of this ASU did not have a material impact on PPG's consolidated financial position, results of operation or cash flows.
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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers: Topic 606.” This ASU replaces nearly all existing U.S. GAAP guidance on revenue recognition. The standard prescribes a five-step model for recognizing revenue, the application of which will require significant judgment. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, and for interim periods therein. The provisions of this ASU may be applied retroactively or on a modified retrospective (cumulative effect) basis. PPG has not yet selected which transition method it will apply upon adoption. In addition, PPG is evaluating recently issued guidance on practical expedients as part of its transition decision. PPG believes the preponderance of the Company’s contracts with customers are standard ship and bill arrangements. Under the provisions of this ASU, PPG believes certain costs currently reported in Selling, general and administrative costs will be reclassified to Cost of sales, exclusive of depreciation and amortization on the Condensed Consolidated Statement of Income, as they are tied to the satisfaction of a performance obligation. In addition, PPG expects the cost of certain customer incentives will be recorded as a reduction of Net sales rather than Cost of sales, exclusive of depreciation and amortization or Selling, general and administrative costs. Given the complexity of certain contractual arrangements, PPG is in the process of assessing the total impact this ASU will have on its consolidated financial position, results of operations and cash flows and has not concluded as to its significance.

3.	Acquisitions and Divestitures
Acquisitions
Taiwan Chlorine Industries
Taiwan Chlorine Industries (“TCI”) was established in 1986 as a joint venture between PPG and China Petrochemical Development Corporation (“CPDC”) to produce chlorine-based products in Taiwan, at which time PPG owned 60 percent of the venture. In conjunction with the 2013 separation of its commodity chemicals business, PPG conveyed to Axiall Corporation ("Axiall") its 60% ownership interest in TCI. Under PPG’s agreement with CPDC, if certain post-closing conditions were not met following the 3 year anniversary of the separation, CPDC had the option to sell its 40% ownership interest in TCI to Axiall for $100 million. In turn, Axiall had a right to designate PPG as its designee to purchase the 40% ownership interest of CPDC. In April 2016, Axiall announced that CPDC had decided to sell its ownership interest in TCI to Axiall. In June 2016, Axiall formally designated PPG to purchase the 40% ownership interest in TCI. In August 2016, Westlake Chemical Corporation acquired Axiall, which became a wholly-owned subsidiary of Westlake. On April 11, 2017, PPG finalized its purchase of CPDC’s 40% ownership interest in TCI.
On January 20, 2017, PPG acquired certain assets of automotive refinish coatings company Futian Xinshi (Futian), an automotive refinish coatings company based in the Guangdong province of China. Futian distributes its products in China through a network of more than 200 distributors.
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
Divestitures
Plaka Business
In December 2016, PPG announced that it has reached a definitive agreement to sell the assets of its Mexico-based Plaka plasterboard and cement-board business to Knauf International GmbH. The transaction is expected to close in the second quarter of 2017, subject to regulatory approvals and other customary closing conditions. PPG has presented the assets of the Plaka business as “Assets held for sale” on the consolidated balance sheet as of March 31, 2017 and December 31, 2016.
Flat Glass Business
In October 2016, PPG completed the sale of its flat glass manufacturing and glass coatings operations to Vitro S.A.B. de C.V. For the three months ended March 31, 2016, the results of operations of the flat glass business are presented as discontinued operations on the condensed consolidated statements of income and cash flows.

The net sales and income from discontinued operations related to the flat glass business for the three months ended March 31, 2016 were as follows:

Three Months Ended March 31
($ in millions)	2016
Net sales	$128
Income from operations	$15
Income tax expense	5
Income from discontinued operations, net of tax	$10

4.	Inventories

($ in millions)	March 31, 2017	December 31, 2016
Finished products	$1,103	$969
Work in process	173	165
Raw materials	414	375
Supplies	37	37
Total Inventories	$1,727	$1,546
Most U.S. inventories are valued using the last-in, first-out method. These inventories represented approximately 35% and 37% of total inventories at March 31, 2017 and December 31, 2016, respectively. If the first-in, first-out method of inventory valuation had been used, inventories would have been $118 million and $120 million higher as of March 31, 2017 and December 31, 2016, respectively.

5.	Goodwill and Other Identifiable Intangible Assets
The change in the carrying amount of goodwill attributable to each reportable segment for the three months ended March 31, 2017 was as follows:

($ in millions)	Performance Coatings	Industrial Coatings	Total
Balance, December 31, 2016	$2,870	$702	$3,572
Acquisitions	28	7	35
Foreign currency	103	10	113
Balance, March 31, 2017	$3,001	$719	$3,720
A summary of the carrying value of the Company's identifiable intangible assets is as follows:

	March 31, 2017			December 31, 2016
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks - indefinite lives	$1,181	N/A	$1,181	$1,107	N/A	$1,107

Customer-related intangibles	1,319	(648)	671	1,272	(618)	654
Acquired technology	$596	$(456)	$140	$587	$(446)	$141
Trade names	150	(75)	75	142	(71)	71
Other	43	(30)	13	38	(28)	10
Balance	$3,289	$(1,209)	$2,080	$3,146	$(1,163)	$1,983
The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives. Aggregate amortization expense related to these identifiable intangible assets for the three months ended March 31, 2017 and 2016 was $31 million, and $30 million, respectively.

As of March 31, 2017, estimated future amortization expense of identifiable intangible assets is as follows:

($ in millions)	Future Amortization Expense
Remaining nine months of 2017	$89
2018	115
2019	100
2020	90
2021	85
2022	85
Thereafter	335

6.	Business Restructuring
The Company records restructuring liabilities that represent charges incurred in connection with consolidations of certain operations, including operations from acquisitions, as well as headcount reduction programs. These charges consist primarily of severance costs and asset write-downs.
In December 2016, PPG’s Board of Directors approved a business restructuring program which includes actions necessary to reduce its global cost structure. The program is focused on certain regions and end-use markets where business conditions are the weakest, as well as reductions in production capacity and various global functional and administrative costs. In addition to the pre-tax charge and cash costs, approximately $15 million of incremental restructuring-related cash costs are expected during 2017 for certain items that are required to be expensed on an as-incurred basis. The restructuring actions will result in the net reduction of approximately 1,700 positions, with substantially all actions to be completed by the first quarter of 2018.
The following table summarizes the 2016 restructuring charge, the reserve activity for 2016, and the reserve activity for the three months ended March 31, 2017:

($ in millions, except for employees impacted)	Severance and Other Costs	Asset Write-offs	Total Reserve	Employees Impacted
Performance Coatings	$77	$45	$122	1,069
Industrial Coatings	52	14	66	804
Glass	2	—	2	153
Corporate	7	—	7	85
Total 2016 restructuring charge	$138	$59	$197	2,111
2016 Activity	(6)	(59)	(65)	(40)
Balance as of December 31, 2016	$132	$—	$132	2,071
2017 Activity	(7)	—	(7)	(364)
Foreign currency	2	—	2	—
Balance as of March 31, 2017	$127	$—	$127	1,707

7.	Borrowings
In January 2016, PPG’s $250 million 1.9% notes matured, and PPG repaid these notes with cash on hand.

8.	Earnings Per Share
The effect of dilutive securities on the weighted average common shares outstanding included in the calculation of earnings per diluted common share for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31
(number of shares in millions)	2017	2016
Weighted average common shares outstanding	257.6	267.6
Effect of dilutive securities:
Stock options	1.1	0.9
Other stock compensation awards	0.8	0.9
Potentially dilutive common shares	1.9	1.8
Adjusted weighted average common shares outstanding	259.5	269.4
Excluded from the computation of earnings per diluted share due to their antidilutive effect were 1.2 million and 0.6 million outstanding stock options for the three months ended March 31, 2017 and 2016, respectively.

9.	Income Taxes

	Three Months Ended March 31
	2017	2016
Effective tax rate on pre-tax income from continuing operations	24.3%	24.6%
The effective tax rate for 2017 and 2016 is lower than the U.S. federal statutory rate primarily due to earnings in foreign jurisdictions which are taxed at rates lower than the U.S. statutory rate and the impact of certain U.S. tax incentives.
The effective tax rate for the three months ending March 31, 2017 includes a benefit of $8 million from the settlement of U.S. non-qualified pension plan obligations, as described in Note 10, "Pensions and Other Postretirement Benefits".
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

10.	Pensions and Other Postretirement Benefits
Net periodic pension and other postretirement benefit costs are included in "Cost of sales, exclusive of depreciation and amortization," "Selling, general and administrative," and "Research and development" in the accompanying condensed consolidated statements of income.
The net periodic pension and other postretirement benefit costs for the three months ended March 31, 2017 and 2016 were as follows:

	Pension		Other Postretirement Benefit
	Three Months Ended March 31		Three Months Ended March 31
($ in millions)	2017	2016	2017	2016
Service cost	$9	$13	$2	$4
Interest cost	24	42	7	10
Expected return on plan assets	(34)	(67)	—	—
Amortization of actuarial losses	19	30	5	4
Amortization of prior service credit	—	—	(13)	(2)
Pension settlement charge	22	—	—	—
Net periodic benefit cost	$40	$18	$1	$16
PPG expects its 2017 net periodic pension and other postretirement benefit cost, excluding settlement losses, to be approximately $75 million, with pension representing approximately $70 million and other postretirement benefit cost representing approximately $5 million.
Contributions to Defined Benefit Pension Plans

	Three Months Ended March 31
($ in millions)	2017	2016
U.S. defined benefit pension contributions	$29	$—
Non-U.S. defined benefit pension voluntary contributions	$—	$6
Non-U.S. defined benefit pension mandatory contributions	$5	$—
PPG expects to make mandatory contributions to its non-U.S. pension plans in the range of $20 million to $30 million during the remaining nine months of 2017 and may make voluntary contributions to its defined benefit pension plans in 2017 and beyond.
U.S. Non-qualified Pension
During the first quarter of 2017, PPG made lump-sum payments to certain retirees who had participated in PPG's U.S. non-qualified pension plan (the "Nonqualified Plan") totaling approximately $40 million. As the lump-sum payments were in excess of the expected 2017 service and interest costs for the Nonqualified Plan, PPG remeasured the periodic benefit obligation of the Nonqualified Plan as of March 1, 2017 and recorded a settlement charge totaling $22 million ($14 million after-tax) during the first quarter 2017. Any additional 2017 lump-sum payments from the Nonqualified Plan will trigger a further remeasurement and settlement charge.
U.S. Postretirement Medical
In August 2016, the Company communicated plan design changes to certain Medicare-eligible retiree plan participants. Effective January 1, 2017, the Company-sponsored Medicare-eligible plans were replaced by a Medicare private exchange. By offering retiree health coverage through a private Medicare exchange, PPG is able to provide Medicare-eligible participants with more choice of plans and plan designs, greater flexibility, and different price points for coverage.
The announcement of these plan design changes triggered a remeasurement of PPG’s retiree medical benefit obligation using prevailing interest rates and resulted in a $306 million reduction in the Company's postretirement benefit obligation. PPG is accounting for the plan design change prospectively, and the plan change will reduce net periodic postretirement benefit cost by $54 million annually for the next 5.0 years.
As of January 1, 2017, PPG’s contribution to coverage for Medicare-eligible retirees are in the form of a tax-free account known as a Health Reimbursement Arrangement (HRA). The HRA can be used to pay for healthcare and prescription drug plan premiums and certain out-of-pocket medical costs; unused funds can be carried over to future years. PPG has the right to amend, modify, or terminate this benefit plan at any time.

11.	Shareholders' Equity
Changes to shareholders’ equity for the three months ended March 31, 2017 and 2016 were as follows:

($ in millions)	Total PPG Shareholders’ Equity	Non- controlling Interests	Total
Balance, January 1, 2017	$4,826	$87	$4,913
Net income	334	5	339
Other comprehensive income, net of tax	280	7	287
Cash dividends	(103)	—	(103)
Issuance of treasury stock	34	—	34
Stock repurchase program	(163)	—	(163)
Stock-based compensation activity	(16)	—	(16)
Other	—	(5)	(5)
Balance, March 31, 2017	$5,192	$94	$5,286

($ in millions)	Total PPG Shareholders’ Equity	Non- controlling Interests	Total
Balance, January 1, 2016	$4,983	$86	$5,069
Net income	347	7	354
Other comprehensive income, net of tax	59	(3)	56
Cash dividends	(96)	—	(96)
Issuance of treasury stock	34	—	34
Stock repurchase program	(150)	—	(150)
Stock-based compensation activity	(16)	—	(16)
Other	—	(3)	(3)
Balance, March 31, 2016	$5,161	$87	$5,248

12.	Accumulated Other Comprehensive Loss

($ in millions)	Unrealized Foreign Currency Translation Adjustments			Pension and Other Postretirement Benefit Adjustments, net of tax			Unrealized Gain (Loss) on Derivatives, net of tax			Accumulated Other Comprehensive (Loss) Income
Balance, January 1, 2017			$(1,798)			$(571)			$13		$(2,356)
Current year deferrals to AOCI	262	(a)								262
Current year deferrals to AOCI, tax effected	10	(b)		—	(c)		(12)	(d)		(2)
Reclassifications from AOCI to net income				21	(c)		(1)	(d)		20
Net change			$272			$21			$(13)		$280
Balance, March 31, 2017			$(1,526)			$(550)			$—		$(2,076)

Balance, January 1, 2016			$(1,332)			$(1,379)			$9		$(2,702)
Current year deferrals to AOCI	49	(a)		—			—			49
Current year deferrals to AOCI, tax effected	(1)	(b)		6	(c)		2	(d)		7
Reclassifications from AOCI to net income				13	(c)		(10)	(d)		3
Net change			$48			$19			$(8)		$59
Balance, March 31, 2016			$(1,284)			$(1,360)			$1		$(2,643)
(a) - Unrealized foreign currency translation adjustments related to the translation of foreign denominated balance sheet account balances are not presented net of tax given that no deferred U.S. income taxes have been provided on the undistributed earnings of non-U.S. subsidiaries because they are deemed to be reinvested for an indefinite period of time.
(b) - The tax benefit related to unrealized foreign currency translation adjustments on tax inter-branch transactions and net investment hedges for the three months ended March 31, 2017 and 2016 was $(34) million and ($17) million, respectively. The balance also includes a remeasurement of the tax cost on certain foreign proceeds which have not been permanently reinvested.
(c) - The tax (benefit) cost related to the adjustment for pension and other postretirement benefits for the three months ended March 31, 2017 and 2016 was $(11) million and $20 million, respectively. Reclassifications from AOCI are included in the computation of net periodic pension and other post-retirement benefit costs (See Note 10, "Pensions and Other Postretirement Benefits").
(d) - The tax benefit related to the changes in the unrealized gain (loss) on derivatives for the three months ended March 31, 2017 and 2016 was $(6) million and $(4) million, respectively. Reclassifications from AOCI are included in the gain recognized on cash flow hedges (See Note 13, "Financial Instruments, Hedging Activities and Fair Value Measurements").

13.	Financial Instruments, Hedging Activities and Fair Value Measurements
Financial instruments include cash and cash equivalents, short-term investments, cash held in escrow, marketable equity securities, accounts receivable, company-owned life insurance, accounts payable, short-term and long-term debt instruments, and derivatives. The fair values of these financial instruments approximated their carrying values at March 31, 2017 and December 31, 2016, in the aggregate, except for long-term debt instruments.
Hedging Activities
The Company has exposure to market risk from changes in foreign currency exchange rates and interest rates. Prior to the settlement of the Asbestos Settlement Trust described in Note 15, "Commitments and Contingent Liabilities," the Company had exposure to changes in PPG's stock price. As a result, financial instruments, including derivatives, may be (or had been) used to hedge these underlying economic exposures. Certain of these instruments qualify as cash flow, fair value and net investment hedges upon meeting the requisite criteria, including effectiveness of offsetting hedged or underlying exposures. Changes in the fair value of derivatives that do not qualify for hedge accounting are recognized in income from continuing operations in the period incurred.
PPG’s policies do not permit speculative use of derivative financial instruments. PPG enters into derivative financial instruments with high credit quality counterparties and diversifies its positions among such counterparties in order to reduce its exposure to credit losses. The Company did not realize a credit loss on derivatives during the three month periods ended March 31, 2017 and 2016.
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

There were no derivative instruments de-designated or discontinued as hedging instruments during the three month periods ended March 31, 2017 and 2016 and there were no gains or losses deferred in AOCI that were reclassified to income from continuing operations during the three month periods ended March 31, 2017 and 2016 related to hedges of anticipated transactions there were no longer expected to occur.
Fair Value Hedges
During the first quarter 2016, PPG designated certain foreign currency forward contracts as hedges against the Company's exposure to future changes in fair value of certain firm sales commitments denominated in foreign currency. As of March 31, 2017 and December 31, 2016, there were no outstanding foreign currency forward contracts designated as hedges against future changes in the fair value of certain firm sales commitments.
During the three months ended March 31, 2016, PPG held outstanding renewable equity forward arrangements to hedge the impact to PPG's income from continuing operations for changes in the fair value of 2,777,778 shares of PPG stock that were contributed to the asbestos settlement trust as discussed in Note 15, “Commitments and Contingent Liabilities.” These financial instruments were recorded at fair value as assets or liabilities and changes in the fair value of these financial instruments were reflected in the “Asbestos settlement – net” caption of the accompanying condensed consolidated statement of income. In conjunction with the funding of the Asbestos Settlement Trust in June 2016, the equity forward arrangements were settled. At settlement, these equity forward arrangements had a fair value of $258 million.
The company has used interest rate swaps from time to time to manage the its exposure to changing interest rates. When outstanding, the interest rate swaps were designated as fair value hedges of certain outstanding debt obligations and were recorded at fair value. There were no interest rate swaps outstanding as of March 31, 2017 and December 31, 2016. However, in prior years, PPG settled interest rate swaps and received cash. The fair value adjustment of the debt at the time the interest rate swaps were settled is still being amortized as a reduction to interest expense over the remaining term of the related debt, which matures in 2021. The impact of the amortization is insignificant.
Cash Flow Hedges
PPG designates certain foreign currency forward contracts as cash flow hedges of the Company’s exposure to variability in exchange rates on intercompany and third party transactions denominated in foreign currencies. As of March 31, 2017 and December 31, 2016, the fair value of all foreign currency forward contracts designated as cash flow hedges was a net liability of $7 million and a net asset of $13 million, respectively.
Net Investment Hedges
PPG uses cross currency swaps and Euro-denominated debt to hedge a portion of its net investment in its European operations.
As of March 31, 2017, U.S. dollar to Euro cross currency swap contracts with a total notional amount of $560 million were outstanding and are scheduled to expire in March 2018. On settlement of the outstanding contracts, PPG will receive $560 million U.S. dollars and pay Euros to the counterparties. During the term of these contracts, PPG receives semiannual payments in March and September of each year based on a U.S. dollar, long-term interest rate fixed as of the contract inception date, and PPG makes annual payments in March of each year to the counterparties based on a Euro, long-term interest rate fixed as of the contract inception date. As of March 31, 2017 and December 31, 2016, the fair value of these contracts was a net asset of $77 million and $65 million, respectively.
As of March 31, 2017 and December 31, 2016, PPG had designated €2.8 billion of Euro-denominated borrowings as hedges of a portion of its net investment in the Company's European operations. The carrying value of these instruments as of March 31, 2017 and December 31, 2016 was $3.0 billion and $2.9 billion, respectively.
Gains/Losses Deferred in AOCI
As of March 31, 2017 and December 31, 2016, the Company had accumulated pre-tax unrealized net translation gains in AOCI related to the Euro-denominated borrowings, foreign currency forward contracts and the cross currency swaps of $438 million and $482 million, respectively.

The following tables summarize the location within the financial statements and amount of gains (losses) related to derivative financial instruments for the three months ended March 31, 2017 and 2016. All dollar amounts are shown on a pre-tax basis.

($ in millions)	March 31, 2017
Hedge Type	Loss Deferred in OCI	Gain Recognized
		Amount	Caption
Cash Flow
Foreign currency forward contracts (a)	$(15)	$4	Other charges and Cost of Sales
Total Cash Flow	$(15)	$4
Net Investment
Cross currency swaps	$(4)
Foreign denominated debt	(38)
Total Net Investment	$(42)
(a) The ineffective portion related to this item was $2 million of expense.

($ in millions)	March 31, 2016
Hedge Type	Loss Deferred in OCI	Gain (Loss) Recognized
		Amount	Caption
Fair Value
Equity forward arrangements	Not applicable	36	Asbestos settlement - net
Total Fair Value		$36
Cash Flow
Foreign currency forward contracts (a)	(15)	(3)	Other charges and Cost of Sales
Total Cash Flow	$(15)	$(3)
Net Investment
Cross currency swaps	$(22)
Foreign denominated debt	(95)
Total Net Investment	$(117)
(a) The ineffective portion related to this item was $3 million of income.
Fair Value Measurements
The Company follows a fair value measurement hierarchy to measure its assets and liabilities. As of March 31, 2017 and December 31, 2016, the assets and liabilities measured at fair value on a recurring basis were cash equivalents, equity securities and derivatives. In addition, the Company measures its pension plan assets at fair value (see Note 12, "Employee Benefit Plans" under Item 8 in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 for further details). The Company's financial assets and liabilities are measured using inputs from the following three levels:
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
Level 3 inputs are unobservable inputs employed for measuring the fair value of assets or liabilities. The Company does not have any recurring financial assets or liabilities that are recorded in its consolidated balance sheets as of March 31, 2017 and December 31, 2016 that are classified as Level 3 inputs.

Assets and liabilities reported at fair value on a recurring basis:

	March 31, 2017
($ in millions)	Level 1	Level 2	Level 3
Assets:
Other current assets:
Marketable equity securities	$4	$—	$—
Cross currency swaps	—	77	—
Foreign currency forward contracts	—	20	—
Investments:
Marketable equity securities	73	—	—
Liabilities:
Accounts payable and accrued liabilities:
Foreign currency forward contracts	—	12	—

	December 31, 2016
($ in millions)	Level 1	Level 2	Level 3
Assets:
Other current assets:
Marketable equity securities	$4	$—	$—
Foreign currency forward contracts	—	22	—
Investments:
Marketable equity securities	78	—	—
Other assets:
Cross currency swaps	—	65	—
Liabilities:
Accounts payable and accrued liabilities:
Foreign currency forward contracts	—	9	—
Long-Term Debt

($ in millions)	March 31, 2017 (a)	December 31, 2016 (b)
Long-term debt - carrying value	$4,336	$4,299
Long-term debt - fair value	$4,520	$4,502
(a) Excluding capital lease obligations of $18 million and short term borrowings of $67 million as of March 31, 2017.
(b) Excluding capital lease obligations of $18 million and short term borrowings of $99 million as of December 31, 2016.
The fair values of the debt instruments were based on discounted cash flows and interest rates then currently available to the Company for instruments of the same remaining maturities and were measured using level 2 inputs.
Assets and liabilities reported at fair value on a nonrecurring basis:
There were no significant adjustments to the fair value of nonmonetary assets or liabilities for the three months ended March 31, 2017. For the year ended December 31, 2016, in conjunction with the 2016 restructuring actions, certain nonmonetary assets were written down to their fair value. Refer to Note 6, “Business Restructuring” for further details associated with these actions.

14.	Stock-Based Compensation
The Company’s stock-based compensation includes stock options, restricted stock units (“RSUs”) and grants of contingent shares that are earned based on achieving targeted levels of total shareholder return. All current grants of stock options, RSUs and contingent shares are made under the PPG Industries, Inc. Amended and Restated Omnibus Incentive Plan (the “PPG Amended Omnibus Plan”), which was amended and restated effective April 21, 2016. Shares available for future grants under the PPG Amended Omnibus Plan were 7.6 million as of March 31, 2017.
Stock-based compensation and the income tax benefit recognized during the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31
($ in millions)	2017	2016
Stock-based compensation	$16	$10
Income tax benefit recognized	$6	$4
Grants of stock-based compensation during the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31
	2017		2016
Grant Details	Shares	Fair Value	Shares	Fair Value
Stock options	637,607	$21.15	744,019	$17.89
Restricted stock units	182,070	$95.86	238,120	$90.75
Contingent shares (a)	58,557	$100.00	58,540	$95.00
(a) The number of contingent shares represents the target value of the award.
Stock options are generally exercisable 36 months after being granted and have a maximum term of 10 years. Compensation expense for stock options is recorded over the vesting period based on the fair value on the date of grant. The fair value of the stock option grants issued during the three months ended March 31, 2017 was calculated with the following weighted average assumptions:

Weighted average exercise price	$101.50
Risk-free interest rate	2.4%
Expected life of option in years	6.5
Expected dividend yield	1.8%
Expected volatility	22.0%
The risk-free interest rate is determined by using the U.S. Treasury yield curve at the date of the grant and using a maturity equal to the expected life of the option. The expected life of options is calculated using the average of the vesting term and the maximum term, as prescribed by accounting guidance on the use of the simplified method for determining the expected term of an employee share option. The expected dividend yield and volatility are based on historical stock prices and dividend amounts over historical time periods equal in length to the expected life of the options.
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
The channeling injunction channels the Company’s liability for PC Relationship Claims to a trust funded in part by PPG and its participating insurers for the benefit of current and future PC asbestos claimants (the “Trust”). The Trust is the sole recourse for holders of PC Relationship Claims. PPG and its affiliates have no further liability or responsibility for, and will be permanently protected from, pending and future PC Relationship Claims. The channeling injunction does not extend to present and future claims against PPG that arise out of alleged exposure to asbestos or asbestos-containing products historically manufactured, sold and/or distributed by PPG or its subsidiaries or for which they are alleged to be liable that are not PC Relationship Claims, and does not extend to claims against PPG alleging personal injury allegedly caused by asbestos on premises presently or formerly owned, leased or occupied by PPG. These claims are referred to as non-PC Relationship Claims.
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
On October 13, 2016, the Bankruptcy Court issued an order entering a final decree and closing the Chapter 11 case. That order provided that the Bankruptcy Court retained jurisdiction to enforce any order issued in the case and any agreements approved by the court, enforce the terms and conditions of the modified third amended Plan, and consider any requests to reopen the case.
Non-PC relationship asbestos claims
At the time PC filed for bankruptcy, PPG had been named as one of many defendants in one or more of the categories of asbestos-related claims identified above. Over the course of the 16 years during which the PC bankruptcy proceedings, and corresponding preliminary injunction staying the prosecution of asbestos-related claims against PPG, were pending, certain plaintiffs alleging premises claims filed motions seeking to lift the stay with respect to more than 1,000 individually-identified premises claims. The Bankruptcy Court granted motions to lift the stay in respect to certain of these premises claims and directed PPG to engage in a process to address any additional premises claims that were the subject of pending or anticipated lift-stay motions. As a result of the overall process as directed by the Bankruptcy Court involving more than 1,000 premises claims between 2006 and May 27, 2016, hundreds of these claims were withdrawn or dismissed without payment and approximately 650 premises claims were dismissed upon agreements by PPG and its insurers to resolve such claims in exchange for monetary payments.
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
Current open and active claims post-Pittsburgh Corning bankruptcy
As of March 31, 2017, the Company is aware of approximately 650 open and active asbestos-related claims pending against the Company and certain of its subsidiaries. These claims consist primarily of non-PC Relationship Claims and claims against a subsidiary of PPG. The Company is defending the remaining open and active claims vigorously.
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
Environmental Matters
It is PPG’s policy to accrue expenses for environmental contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Reserves for environmental contingencies are exclusive of claims against third parties and are generally not discounted. In management’s opinion, the Company operates in an environmentally sound manner and the outcome of the Company’s environmental contingencies will not have a material effect on PPG’s financial position or liquidity; however, any such outcome may be material to the results of operations of any particular period in which costs, if any, are recognized. Management anticipates that the resolution of the Company’s environmental contingencies will occur over an extended period of time. See Note 13, "Commitments and Contingent Liabilities," under Item 8 in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 for additional description of the following environmental matters.
As of March 31, 2017 and December 31, 2016, PPG had reserves for environmental contingencies associated with PPG’s former chromium manufacturing plant in Jersey City, N.J. and associated sites (“New Jersey Chrome”) and for other environmental contingencies, including National Priority List sites and legacy glass and chemical manufacturing sites. These reserves are reported as "Accounts payable and accrued liabilities" and "Other liabilities" in the accompanying condensed consolidated balance sheet.

Environmental Reserves
($ in millions)	March 31, 2017	December 31, 2016
New Jersey Chrome	$158	$163
Legacy glass and chemical	68	70
Other	53	52
Total	$279	$285
Current portion	$76	$76
Pre-tax charges against income for environmental remediation costs are included in "Other charges" in the accompanying condensed consolidated statement of income. The pre-tax charges and cash outlays related to such environmental remediation for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31
($ in millions)	2017	2016
Environmental remediation pre-tax charges	$1	$5
Cash outlays for environmental remediation activities	$12	$14
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
PPG’s financial reserve for remediation of all New Jersey Chrome sites is $158 million at March 31, 2017. The major cost components of this liability continue to be related to excavation, transportation and disposal of impacted soil, as well as construction services. These components each account for approximately 30%, 28% and 28% of the accrued amount, respectively.
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
Other Matters
The Company had outstanding letters of credit and surety bonds of $172 million and guarantees of $12 million as of March 31, 2017. The Company does not believe any loss related to such guarantees is likely.

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
The Performance Coatings reportable segment is comprised of the refinish, aerospace, architectural coatings – Americas and Asia-Pacific, architectural coatings - EMEA, and protective and marine coatings operating segments. This reportable segment primarily supplies a variety of protective and decorative coatings, sealants and finishes along with paint strippers, stains and related chemicals, as well as transparencies and transparent armor.
The Industrial Coatings reportable segment is comprised of the automotive original equipment manufacturer (“OEM”) coatings, industrial coatings, packaging coatings, coatings services and the specialty coatings and materials operating segments. This reportable segment primarily supplies a variety of protective and decorative coatings and finishes along with adhesives, sealants, metal pretreatment products, optical monomers and coatings, precipitated silicas, Teslin® and other specialty materials, and coatings services.
The Glass reportable segment is comprised of the fiber glass operating segment. This reportable segment primarily supplies continuous-strand fiber glass products in North America. The results of the European fiber glass business which was sold October 1, 2016, have not been reclassified as discontinued operations, as the divestiture of the European fiber glass business did not have a major impact on PPG's ongoing results of operations.
Reportable segment net sales and segment income for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31
($ in millions)	2017	2016
Net sales:
Performance Coatings	$2,017	$2,039
Industrial Coatings	1,469	1,372
Glass	83	133
Total	$3,569	$3,544
Segment income:
Performance Coatings	$285	$279
Industrial Coatings	273	265
Glass	9	14
Total	$567	$558
Corporate	(64)	(61)
Interest expense, net of interest income	(21)	(24)
Legacy items (a)	(8)	(11)
Asset write-down	—	(4)
Pension settlement charge	(22)	—
Transaction-related costs (b)	(4)	(2)
Income from continuing operations before income taxes	$448	$456

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

(b)
Transaction-related costs include advisory, legal, accounting, valuation and other professional or consulting fees incurred to effect significant acquisitions, as well as similar fees and other costs to effect disposals not classified as discontinued operations. These costs may also include the flow-through cost of sales for the step up to fair value of inventories acquired in acquisitions. These costs also include certain severance costs and charges associated with the Company's recent business portfolio transformation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview
Below are our key financial results for the three months ended March 31, 2017:

•	Net sales were approximately $3.6 billion, up nearly 1% compared to the prior year, despite unfavorable foreign currency translation of approximately $65 million.

•	Cost of sales, exclusive of depreciation and amortization was nearly $2.0 billion, up 2.6% versus prior year.

•	Selling, general and administrative ("SG&A") expense was $0.9 billion, down 1.1%. As a percentage of sales, SG&A decreased 0.5%.

•	Income before income taxes was $448 million.

•	The effective tax rate was 24.3%.

•	Net income from continuing operations was $334 million.

•	Earnings per diluted share from continuing operations was $1.29.

•	Cash flows from operating activities - continuing operations was $9 million, a decrease of $45 million year over year.

•	Capital expenditures, including acquisitions (net of cash acquired), was $125 million.

•	The Company paid $103 million in dividends and also repurchased $163 million of its outstanding common stock.

Performance in the First Quarter of 2017 Compared to the First Quarter of 2016
Performance Overview
Net Sales

	Three Months Ended March 31		Percent Change
($ in millions, except percentages)	2017	2016	2017 vs. 2016
United States and Canada	$1,626	$1,598	1.8%
Europe, Middle East and Africa (EMEA)	1,023	1,060	(3.5)%
Asia-Pacific	583	570	2.3%
Latin America	337	316	6.6%
Total	$3,569	$3,544	0.7%

2017 vs. 2016
Net sales increased $25 million due to the following:
● Higher sales volumes (+2%)
● Net sales from acquired businesses (+1%)
Partially offset by:
● Unfavorable foreign currency translation (-2%)
In the United States ("U.S.") and Canada, sales volumes were in-line with the prior year, with demand mixed by end-use market segment. Automotive refinish and packaging coatings expanded sales at a rate above their respective end-use markets, as customers continued to adopt PPG’s innovative and sustainable new products. Sales volumes in the general industrial coatings business improved year-over-year and accelerated versus the prior sequential quarter, as growth in general finish coatings helped to offset modest declines in the automotive parts sub-segment related to lower automotive industry production in the region. In architectural coatings, increased volume growth in the company-owned stores channel was offset by lower independent dealer demand and mixed results within national retail accounts. Sales volumes declined in automotive original equipment manufacturer (OEM) coatings, in large-part due to lower industry production.

EMEA sales volumes increased by a low-to-mid-single-digit percentage, versus the prior year, accelerating from fourth quarter 2016 growth rates and building on similar growth in the prior year. Year-over-year volume growth was broad-based, led by above market increases in our automotive OEM and aerospace coatings businesses. Sales volumes improved modestly in architectural coatings due to increased demand in Western Europe and declined in general industrial coatings primarily due to strong above-market growth in the prior year.

Asia-Pacific sales volumes expanded by a mid-single-digit percentage year-over-year led by above-market growth in each business within the Industrial Coatings segment, along with continued growth in the automotive refinish business. From a country and sub-region perspective, sales volumes grew in India, China, and Southeast Asia versus the prior year. Korea continued to decline year-over-year primarily due to lower marine ship building activity despite improvements in other local business sub-segments.

Latin America sales volumes expanded by a mid-single-digit percentage versus the prior year primarily due to above-market growth in our automotive OEM and general industrial coatings businesses. Automotive industry production expanded significantly in the region year-over-year, primarily due to the opening of new assembly facilities in Mexico. Regional sales volumes were positive in architectural coatings versus the prior year. Geographically, coatings net sales volumes expanded in each major country and sub-region versus the prior year, led by continued growth in Mexico and Central America and with volume improvements in South America, primarily Brazil.

Net sales from acquired businesses, net of dispositions added approximately $25 million in the first quarter of 2017, primarily MetoKote, supplemented by several other acquisitions.
Foreign currency translation reduced net sales by about $65 million as the U.S. dollar strengthened against most foreign currencies versus the prior year, most notably the Mexican peso, British pound and the euro.

Cost of Sales, exclusive of depreciation and amortization

	Three Months Ended March 31		Percent Change
($ in millions, except percentages)	2017	2016	2017 vs. 2016
Cost of sales, exclusive of depreciation and amortization	$1,969	$1,920	2.6%
Cost of sales as a percentage of net sales	55.2%	54.2%	1.0%

2017 vs. 2016
Cost of sales, exclusive of depreciation and amortization, increased $49 million (+2.6%) due to the following:
● Increasing raw material costs
● Higher sales volumes
● Cost of sales attributable to acquired businesses
Partially offset by:
● Lower manufacturing costs
● Foreign currency translation
● Restructuring cost savings
Selling, general and administrative expenses

	Three Months Ended March 31		Percent Change
($ in millions, except percentages)	2017	2016	2017 vs. 2016
Selling, general and administrative expenses (SG&A)	$896	$906	(1.1)%
Selling, general and administrative expenses as a percentage of net sales	25.1%	25.6%	(0.5)%

2017 vs. 2016
SG&A decreased $10 million (-1.1%) due to the following:
● Foreign currency translation
● Lower net periodic other postretirement benefit costs
● Restructuring cost savings
Partially offset by:
● Wage and other cost inflation
● SG&A expenses attributable to acquired businesses
Other costs and income

	Three Months Ended March 31		Percent Change
($ in millions, except percentages)	2017	2016	2017 vs. 2016
Interest expense, net of Interest income	$21	$24	(12.5)%
Pension settlement charge	$22	$—	N/A
Asbestos settlement, net	$—	$3	(100.0)%
Other charges	$14	$21	(33.3)%
Other income	$(25)	$(17)	47.1%
Pension settlement charge
During the first quarter 2017, PPG made lump-sum payments to certain retirees who had participated in PPG's U.S. non-qualified pension plan (the "Nonqualified Plan") totaling approximately $40 million. As the lump-sum payments were in excess of the expected 2017 service and interest costs for the Nonqualified Plan, PPG remeasured the periodic benefit obligation of the Nonqualified Plan as of March 1, 2017 and recorded a settlement charge totaling $22 million during the first quarter 2017.

Other charges
Other charges decreased $7 million from the prior year due in part to the absence of a $4 million charge for an asset write-down during the three months ended March 31, 2016.
Other income
Other income increased $8 million from the prior year driven by gains recognized on the sale of certain assets recorded in the first quarter of 2017.
Effective tax rate and earnings per diluted share

	Three Months Ended March 31		Percent Change
($ in millions, except percentages)	2017	2016	2017 vs. 2016
Income tax expense	$109	$112	(2.7)%
Effective tax rate	24.3%	24.6%	(0.3)%
Adjusted effective tax rate, continuing operations*	25.0%	24.7%	0.3%

Earnings per diluted share, continuing operations	$1.29	$1.25	3.2%
Adjusted earnings per diluted share*	$1.35	$1.27	6.3%
*See Regulation G Reconciliation.
The full year effective tax rate for 2017 is expected to be higher than 2016 as a result of a shift in PPG's global mix of earnings toward jurisdictions with higher statutory tax rates, due in part to recent acquisitions.
Earnings per diluted share from continuing operations for the three months ended March 31, 2017 increased year-over-year. The Company benefited from the 9.2 million shares repurchased in the second, third, and fourth quarters of 2016 and 1.6 million shares repurchased in the first quarter of 2017.
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

	Three months ended March 31, 2017
($ in millions, except percentages and per share amounts)	Income Before Income Taxes	Tax Expense	Effective Tax Rate	Net income from continuing operations (attributable to PPG)	Earnings per diluted share
As reported, continuing operations	$448	$109	24.3%	$334	$1.29
Adjusted for:
Transaction-related costs(1)	4	1	37.9%	3	0.01
Pension settlement charge	22	8	37.9%	14	0.05
Adjusted, continuing operations, excluding certain charges	$474	$118	25.0%	$351	$1.35

	Three months ended March 31, 2016
($ in millions, except percentages and per share amounts)	Income Before Income Taxes	Tax Expense	Effective Tax Rate	Net income from continuing operations (attributable to PPG)	Earnings per diluted share
As reported, continuing operations	$456	$112	24.6%	$337	$1.25
Adjusted for:
Transaction-related costs(1)	2	1	37.6%	1	0.01
Asset write-down	4	1	37.6%	3	0.01
Adjusted, continuing operations, excluding certain charges	$462	$114	24.7%	$341	$1.27
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
Performance of Reportable Business Segments
Performance Coatings

	Three Months Ended March 31		$ Change	% Change
($ in millions, except per share amounts)	2017	2016	2017 vs. 2016	2017 vs. 2016
Net sales	$2,017	$2,039	$(22)	(1.1)%
Segment income	$285	$279	$6	2.2%

2017 vs. 2016
Performance Coatings net sales decreased $22 million (-1.1%) due to the following:
● Unfavorable foreign currency translation of approximately $45 million (-2.3%)
● Lower sales volumes (-0.4%)
Partially offset by:
● Higher selling prices (+1.0%)
● Net sales from acquisitions (+0.6%)
Architectural coatings - EMEA net sales increased by a low-to-mid-single-digit percentage year-over-year, despite unfavorable foreign currency translation. Sales volumes grew by a low-single-digit percentage year-over-year, led by demand expansion in the U.K., Ireland and the Benelux region. Aggregate pricing improved in the quarter as announced selling price increases in company-owned stores became effective. Acquisition-related sales, principally DEUTEK, contributed approximately $10 million to net sales.

Architectural coatings - Americas and Asia-Pacific sales volumes declined less than 1% versus the prior year. During the quarter, initial pricing actions were implemented and sales volumes increased by a mid-single digit percentage in company-owned stores in the U.S. and Canada, recording their 5th consecutive quarterly improvement versus the prior year. These benefits were offset by sales volumes declines in the U.S. and Canada independent dealer network and mixed sales volumes in national retail accounts, including the year-over-year impact of prior year new product inventory pipeline fills. Sales volumes improved in the Asia-Pacific and Latin America regions year-over-year.

Protective and marine coatings sales volumes declined by a low-double-digit percentage year-over-year. Protective coatings sales volumes expanded in most regions but were more than offset by significant weakness in marine shipbuilding activity, primarily in the Asia-Pacific region.

Aerospace coatings sales volumes were consistent with the prior year as industry growth rates remained tepid despite solid commercial airliner production levels. Sales volumes were negatively impacted in the quarter by customer inventory management actions, particularly in the aircraft transparencies sub-segment.

Automotive refinish coatings organic sales grew by a low-to-mid-single-digit percentage year-over-year with expansion in each region, led by above-market performance in U.S. and Canada. In Asia, net sales increased, partially due to the recent Futian Xinshi acquisition in China.

Segment income increased $6 million (+2%) year-over-year primarily due to lower selling, general and administrative costs, lower manufacturing costs, including the initial benefits from business restructuring actions and initial selling price increases. These benefits were partially offset by increasing raw material costs, wage and other cost inflation and unfavorable foreign currency translation, which reduced segment income by approximately $10 million (Mexican peso, British pound and the euro).

Looking Ahead
In the second quarter 2017, we expect higher sequential net sales due to normal business seasonality. From a business perspective, we expect a continuation of prior sequential quarter industry growth trends in the automotive refinish and aerospace coatings businesses. In our architectural coatings businesses, we anticipate consistent industry demand trends in the U.S. and Canada, continued modest demand growth in Western Europe and local currency sales in Mexico to remain at double the Mexican GDP growth rate. Further, we anticipate ongoing significant weakness in marine coatings and the continuation of positive growth trends in protective coatings. Additionally, we expect higher selling prices in all businesses to address rising raw material costs. In the second quarter, we expect net acquisition-related sales to add $20 million to $30 million to segment sales and unfavorable foreign currency translation to remain a significant headwind to segment sales and income.
Industrial Coatings

	Three Months Ended March 31		$ Change	% Change
($ in millions, except per share amounts)	2017	2016	2017 vs. 2016	2017 vs. 2016
Net sales	$1,469	$1,372	$97	7.1%
Segment income	$273	$265	$8	3.0%

2017 vs. 2016
Industrial Coatings segment net sales increased (+7%) due to the following:
● Higher sales volumes (+5%), led by growth in Latin America and Asia-Pacific.
● Net sales attributable to acquired businesses (+4%)
Partially offset by:
● Lower selling prices (-1%)
● Unfavorable foreign currency translation of approximately $20 million (-1%)
PPG’s automotive OEM coatings sales volumes increased by a mid-single-digit percentage versus the prior year, outpacing the global automotive industry production growth rate of 4%, led by Europe, China, Mexico and Brazil. Sales volumes declined in the U.S. and Canada, partially reflecting lower year-over-year industry production.

General industrial coatings and specialty coatings and materials sales volumes, in aggregate, grew by a mid-single-digit percentage year-over-year. Demand levels remained mixed by end-use market and geography, with strong year-over-year growth led by Asia-Pacific, which outpaced regional industrial production demand growth for the fifth consecutive quarter. Sales volumes grew across most sub-segments, including year-over-year increases in electronics materials, heavy duty equipment and organic light emitting diode (OLED) materials. Acquisition-related sales from MetoKote added approximately $60 million.

Packaging coatings sales volumes grew by a mid-single-digit percentage year-over-year, primarily driven by ongoing industry conversions to PPG’s new can coatings technologies led by the U.S.
Segment income increased $8 million (+3%) year-over-year primarily due to income from higher sales volumes, lower manufacturing costs, including the initial benefits from business restructuring actions, and acquisition-related income, partially offset by lower selling prices, increasing raw material costs, wage and other cost inflation, higher transitory global transportation and logistics costs required to meet increased customer demand in Asia and unfavorable foreign currency translation ($5 million).

Looking ahead
In the second quarter 2017, we expect modestly higher sequential net sales due to normal seasonal business patterns. From a business perspective, we anticipate the automotive OEM coatings industry production growth rate to expand by approximately 3% globally, with declines in the U.S. and Canada and EMEA regions offset by growth in Asia-Pacific and Latin America. For the global general industrial coatings industry, we anticipate moderate demand growth trends to continue, although varied by geography and sub-sector with PPG's industrial coatings business continuing to outperform the market. Packaging coatings volume growth is also expected to continue to outperform the market, as BPA non-intent interior can coatings conversions continue in various geographies around the globe.
During the second quarter 2017, we expect acquisition-related sales to be approximately $60 million to $70 million. Various pricing actions have been announced, which are effective in the second quarter to address rising raw material costs. Higher Asian logistics costs will continue into the second quarter as new production capacity in the region is expected to become operational within the second quarter. We also anticipate unfavorable foreign currency translation will continue to be a significant headwind to segment net sales and income.

Glass

	Three Months Ended March 31		$ Change	% Change
($ in millions, except per share amounts)	2017	2016	2017 vs. 2016	2017 vs. 2016
Net sales	$83	$133	$(50)	(37.6)%
Segment income	$9	$14	$(5)	(35.7)%

2017 vs. 2016
Glass segment net sales decreased (-37.6%) due to the following:
● Absence of net sales from divested business (-34%)
● Lower sales volumes (-2%)
● Lower selling prices (-2%)
Fiber glass sales volumes decreased a low- to-mid single digit percentage versus prior year in the U.S. and Canada region, as lower customer demand for wind-energy-related products was partially offset by demand growth in the oil and gas end-use segment. Foreign currency translation had minimal impact on net sales and income as the business is primarily focused on U.S. customers.

Segment income decreased $5 million (-36%) year-over-year, primarily due to the absence of income related to the divested European fiber glass business and Asian fiber glass joint ventures. Income and margins for the remaining North American fiber glass business improved year-over-year due to ongoing efforts to reduce the overall cost structure post-business divestitures.

Looking ahead
In the second quarter 2017, we expect modestly higher sequential net sales due to normal seasonal business patterns. Demand trends are expected to be in line with the first quarter 2017, along with a continued strong focus on cost. The absence of divested net sales and income will continue through the third quarter 2017. The effects of foreign currency translation are not expected to be significant.
Liquidity and Capital Resources
PPG had cash and short-term investments totaling approximately $1.4 billion and $1.9 billion at March 31, 2017 and December 31, 2016, respectively.
Cash from operating activities - continuing operations for the three months ended March 31, 2017 was $9 million. Cash from operating activities - continuing operations was $54 million for the three months ended March 31, 2016. Operating cash flow decreased primarily due to higher working capital ($75) offset by lower cash tax payments and interest ($28).
Other approximate uses of cash during the three months ended March 31, 2017 included:

•	Capital expenditures, excluding acquisitions, of $64 million, or about 2% of sales.

•	Contributions to PPG's pension plans of $34 million.

•	Cash dividends paid of $103 million.

•	Share repurchases of $163 million.
In January 2016, PPG’s $250 million 1.9% notes matured, and PPG repaid these notes with cash on hand.
Total capital spending in 2017 is expected to be in the range of 2.5% to 3.0% of full year sales. PPG expects to make mandatory contributions to its non-U.S. pension plans in the range of $20 million to $30 million in 2017.
We believe that our cash on hand and short term investments, cash from operations and the Company’s available borrowing capacity will continue to be sufficient to fund operating activities, capital spending, including acquisitions, dividend payments, debt service, share repurchases and contributions to pension plans. We intend to deploy our cash in a timely, disciplined manner with a continued emphasis on incremental earnings accretive initiatives, including additional acquisitions and share repurchases. In January 2017, the Company announced a new cash deployment target for acquisitions and share repurchases of at least $2.5 billion to $3.5 billion for the years 2017 and 2018 combined.
PPG's total debt to equity ratio (total debt, including capital leases, to total debt and PPG shareholders’ equity) was 46% at March 31, 2017 and 47% at December 31, 2016.

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

($ in millions, except percentages)	March 31, 2017	December 31, 2016	March 31, 2016 (a)
Trade Receivables, Net	$2,683	$2,324	$2,691
Inventories, FIFO	1,845	1,666	1,944
Trade Creditors’ Liabilities	2,133	1,940	2,111
Operating Working Capital	$2,395	$2,050	$2,524
Operating Working Capital as a % of Sales	16.8%	14.7%	17.8%
Days sales outstanding	60	54	60

(a) Includes reclassifications for Assets and Liabilities held for sale related to the flat glass business as of March 31, 2016.
Other Liquidity Information
Environmental

	Three Months Ended March 31
($ in millions)	2017	2016
Cash outlays for environmental remediation activities	$12	$14

($ in millions)	Remainder of 2017	Annually 2018 - 2021
Projected future cash outlays for environmental remediation activities	$50 - $70	$25 - $50
Restructuring
The 2016 restructuring actions have anticipated annual savings of approximately $125 million once fully implemented. The company expects to achieve $40 million to $50 million in savings in 2017 with the remainder of the projected annual savings to be substantially realized by year-end 2018.
Taiwan Chlorine Industries
On April 11, 2017, PPG paid $100 million to acquire a 40% interest in Taiwan Chlorine Industries from China Petrochemical Development Corporation. Refer to Note 2, "Acquisitions and Divestitures" for additional information.
Akzo Nobel
On March 2, 2017, PPG made a proposal to Akzo Nobel N.V. ("AkzoNobel"), inviting AkzoNobel to enter into negotiations with PPG on a potential transaction to form a combined company, which AkzoNobel rejected. On March 20, 2017, PPG made a revised proposal to acquire AkzoNobel for €90.00 (including the declared dividend) per ordinary share, comprised of cash of €57.50 and 0.331 share of PPG common stock, which was also rejected. On April 24, 2017, PPG made a second revised proposal to acquire Akzo for €96.75 per ordinary share, comprised of cash of €61.50 and 0.357 share of PPG common stock, which represented an increase of €13.75 per ordinary share from PPG’s initial offer on March 2, 2017. Including the assumption of net debt and minority interests, the proposed transaction is valued at approximately €26.9 billion, or $28.8 billion (as of April 21, 2017).
No agreement has been reached and there can be no assurance that any transaction will result from this proposal.
Currency
Comparing exchange rates from December 31, 2016 to March 31, 2017, the U.S. dollar weakened against numerous currencies in which PPG operates, most notably the Mexican peso. As a result, consolidated net assets at March 31, 2017 increased by $272 million, compared to December 31, 2016.

Comparing exchange rates during the first three months of 2017 to those of the first three months of 2016, the U.S. dollar strengthened against the currencies of most countries in which PPG operates, most notably the Euro, Mexican peso and British pound. This had an unfavorable impact on income from continuing operations before income taxes for the three months ended March 31, 2017 of $16 million from the translation of these foreign earnings into U.S. dollars.
New Accounting Standards
See Note 2, “New Accounting Standards,” to the accompanying condensed consolidated financial statements for further details on recently issued accounting guidance.
Commitments and Contingent Liabilities, including Environmental Matters
PPG is involved in a number of lawsuits and claims, both actual and potential, including some that it has asserted against others, in which substantial monetary damages are sought. See Part II, Item 1, “Legal Proceedings” of this Form 10-Q and Note 15, “Commitments and Contingent Liabilities,” to the accompanying condensed consolidated financial statements for a description of certain of these lawsuits.
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
The forward-looking statements contained herein also include statements about the proposed business combination with Akzo Nobel N.V. (“AkzoNobel”) by PPG (such proposed business combination, the “Transaction”), the terms of the proposed Transaction and the expected benefits of the Transaction for PPG, AkzoNobel and their respective shareholders. These statements are based on the current expectations of the management of PPG and are subject to uncertainty and to changes in circumstances and involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in such forward-looking statements. In addition, these statements are based on a number of assumptions that are subject to change. Such risks, uncertainties and assumptions include: whether an agreement in respect of the Transaction will be negotiated and executed; uncertainties as to whether AkzoNobel will cooperate with PPG regarding the Transaction; whether AkzoNobel’s management or supervisory boards will endorse the Transaction; and uncertainties as to successful implementation of the Transaction. However, it is not possible to predict of identify all such factors.
Consequently, while the list of factors presented here and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 under the caption “Item 1A Risk Factors” are considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements.
Consequences of material differences in the results compared with those anticipated in the forward-looking statements could include, among other things, lower sales or earnings, business disruption, operational problems, financial loss, legal liability to third parties, other factors set forth in “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and similar risks, any of which could have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of March 31, 2017 and December 31, 2016, PPG had non-U.S. dollar denominated borrowings outstanding of $3.1 billion. A weakening of the U.S. dollar by 10% against European currencies and by 20% against Asian and South American currencies would have resulted in unrealized translation losses on these borrowings of approximately $345 million as of March 31, 2017 and December 31, 2016.
The fair value of foreign currency forward contracts outstanding as of March 31, 2017 and 2016 was an asset of $10 million and a liability of $2 million, respectively. The potential reduction in PPG's income from continuing operations resulting from the impact of adverse changes in exchange rates on the fair value of its outstanding foreign currency hedge contracts of 10% for European and Canadian currencies and 20% for Asian and Latin American currencies for the three months ended March 31, 2017 and 2016 was $96 million and $35 million, respectively.
There were no other material changes in the Company’s exposure to market risk from December 31, 2016 to March 31, 2017. See Note 13, “Financial Instruments, Hedging Activities and Fair Value Measurements” for a description of our instruments subject to market risk.
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
For many years, PPG has been a defendant in lawsuits involving claims alleging personal injury from exposure to asbestos. For a description of asbestos litigation affecting the Company, see Note 15, “Commitments and Contingent Liabilities” to the accompanying condensed consolidated financial statements under Part I, Item 1 of this Form 10-Q.
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
Item 1A. Risk Factors
There were no material changes in the Company’s risk factors from the risks disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
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
Under the PPG Deferred Compensation Plan for Directors, each director may elect to defer the receipt of all or any portion of the compensation paid to such director for serving as a PPG director. All deferred payments are held in the form of common stock equivalents. Payments out of the deferred accounts are made in the form of common stock of the Company (and cash as to any fractional common stock equivalent). In the first quarter of 2017, the directors, as a group, were credited with 2,061 common stock equivalents under this plan. The value of these common stock equivalents, when credited, ranged from $95.25 to $102.09.

Issuer Purchases of Equity Securities
The following table summarizes the Company's stock repurchase activity for the three months ended March 31, 2017:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Programs (1)
January 2017
Repurchase program	353,300	$101.08	353,300	18,336,813
February 2017
Repurchase program	956,000	$101.35	956,000	16,957,631
March 2017
Repurchase program	298,500	$102.43	298,500	16,239,004
Total quarter ended March 31, 2017
Repurchase program	1,607,800	$101.49	1,607,800	16,239,004

(1)
In October 2016, PPG's board of directors approved a $2 billion share repurchase program. The remaining shares yet to be purchased under the 2016 program have been calculated using PPG’s closing stock price on the last business day of the respective month. This repurchase program has no expiration date.

Item 6. Exhibits
See the Index to Exhibits on Page 36.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PPG INDUSTRIES, INC.
(Registrant)

Date:	April 24, 2017	By:	/s/ Vincent J. Morales
Vincent J. Morales Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

		By:	/s/ Mark C. Kelly
Mark C. Kelly Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Index to Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q.

†12	Computation of Ratio of Earnings to Fixed Charges for the Three Months Ended March 31, 2017 and for the Five Years Ended December 31, 2016.
†23**	Consent of PricewaterhouseCoopers LLP.
†31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
††32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
††32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

† Filed herewith.
†† Furnished herewith.
* Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income for the three months ended March 31, 2017 and 2016, (ii) the Condensed Consolidated Balance Sheet at March 31, 2017 and December 31, 2016, (iii) the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2017 and 2016, and (iv) Notes to Condensed Consolidated Financial Statements for the three months ended March 31, 2017.

**Supersedes Exhibit 23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the Securities and Exchange Commission on February 16, 2017.