Form 10-Q
period 2017-06-30
PPG INDUSTRIES INC
filed 2017-07-21
CIK 79879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________________
FORM 10-Q
 ––––––––––––––––––––––––––––––––––––––––
QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2017, 256,479,780 shares of the Registrant’s common stock, par value $1.66-2/3 per share, were outstanding.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Income (Unaudited)
($ in millions, except per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Net sales	$3,806	$3,782	$7,292	$7,193
Cost of sales, exclusive of depreciation and amortization	2,082	1,988	3,987	3,805
Selling, general and administrative	865	930	1,753	1,827
Depreciation	81	79	160	158
Amortization	32	30	63	60
Research and development, net	113	115	223	229
Interest expense	26	31	51	62
Interest income	(4)	(7)	(8)	(14)
Pension settlement charge	—	—	22	—
Asbestos settlement, net	—	2	—	5
Other charges	12	29	26	46
Other income	(72)	(45)	(96)	(59)
Income from continuing operations before income taxes	$671	$630	1,111	1,074
Income tax expense	162	285	269	394
Income from continuing operations	$509	$345	842	680
(Loss)/Income from discontinued operations, net of tax	(3)	31	3	50
Net income attributable to the controlling and noncontrolling interests	$506	$376	845	730
Less: Net income attributable to noncontrolling interests	(5)	(6)	(10)	(13)
Net income (attributable to PPG)	$501	$370	$835	$717
Amounts attributable to PPG:
Income from continuing operations, net of tax	$504	$339	$832	$667
(Loss)/Income from discontinued operations, net of tax	(3)	31	3	50
Net income (attributable to PPG)	$501	$370	$835	$717

Earnings per common share:
Income from continuing operations, net of tax	$1.96	$1.26	$3.23	$2.49
(Loss)/Income from discontinued operations, net of tax	(0.01)	0.12	0.01	0.19
Net income (attributable to PPG)	$1.95	$1.38	$3.24	$2.68
Earnings per common share – assuming dilution:
Income from continuing operations, net of tax	$1.95	$1.25	$3.21	$2.47
(Loss)/Income from discontinued operations, net of tax	(0.01)	0.12	0.01	0.19
Net income (attributable to PPG)	$1.94	$1.37	$3.22	$2.66

Dividends per common share	$0.40	$0.40	$0.80	$0.76
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Comprehensive Income (Unaudited)
($ in millions)

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Net income attributable to the controlling and noncontrolling interests	$506	$376	$845	$730
Other comprehensive income (loss), net of tax:
Defined benefit pension and other postretirement benefits, net	(55)	24	(34)	43
Unrealized foreign currency translation adjustments	82	(135)	361	(84)
Derivative financial instruments, net	(4)	—	(17)	(8)
Other comprehensive income (loss), net of tax	$23	$(111)	310	(49)
Total comprehensive income	$529	$265	$1,155	$681
Less: amounts attributable to noncontrolling interests:
Net income	(5)	(6)	(10)	(13)
Unrealized foreign currency translation adjustments	(6)	5	(13)	2
Comprehensive income attributable to PPG	$518	$264	$1,132	$670
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheet (Unaudited)
($ in millions)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$1,569	$1,820
Short-term investments	48	43
Receivables (less allowance for doubtful accounts of $28 and $36)	3,191	2,654
Inventories	1,766	1,514
Assets held for sale	177	223
Other	394	320
Total current assets	$7,145	$6,574
Property, plant and equipment (net of accumulated depreciation of $3,629 and $3,398)	2,710	2,608
Goodwill	3,845	3,572
Identifiable intangible assets, net	2,118	1,983
Deferred income taxes	321	184
Investments	256	179
Other assets	582	669
Total	$16,977	$15,769
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$3,653	$3,460
Restructuring reserves	115	100
Short-term debt and current portion of long-term debt	619	629
Liabilities held for sale	54	64
Total current liabilities	$4,441	$4,253
Long-term debt	3,998	3,787
Accrued pensions	748	740
Other postretirement benefits	755	724
Deferred income taxes	390	417
Other liabilities	910	935
Total liabilities	$11,242	$10,856
Commitments and contingent liabilities (Note 15)
Shareholders’ equity:
Common stock	969	969
Additional paid-in capital	723	701
Retained earnings	16,613	15,984
Treasury stock, at cost	(10,616)	(10,472)
Accumulated other comprehensive loss	(2,059)	(2,356)
Total PPG shareholders’ equity	$5,630	$4,826
Noncontrolling interests	105	87
Total shareholders’ equity	$5,735	$4,913
Total	$16,977	$15,769
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows (Unaudited)
($ in millions)

	Six Months Ended June 30
	2017	2016
Operating activities:
Net income attributable to controlling and noncontrolling interests	$845	$730
Less: Income from discontinued operations	(3)	(50)
Income from continuing operations	$842	$680
Adjustments to reconcile net income to cash from operations:
Depreciation and amortization	223	218
Pension expense	34	32
Pension settlement	22	—
Stock-based compensation expense	24	26
Gain from the sale of a business	(25)	—
Gain from the sale of an equity affiliate	—	(20)
Equity affiliate earnings, net of distributions received	3	(5)
Deferred income tax (benefit) expense	(43)	200
Cash contributions to pension plans	(37)	(13)
Cash used for restructuring actions	(20)	(29)
Cash paid for asbestos settlement funding	—	(813)
Change in certain asset and liability accounts:
Receivables	(406)	(362)
Inventories	(185)	(104)
Other current assets	(52)	(29)
Accounts payable and accrued liabilities	141	160
Taxes and interest payable	(123)	(104)
Noncurrent assets and liabilities, net	(14)	41
Other	50	43
Cash from operating activities - continuing operations	$434	$(79)
Cash from operating activities - discontinued operations	12	78
Cash from operating activities	$446	$(1)
Investing activities:
Capital expenditures	(135)	(149)
Business acquisitions, net of cash balances acquired	(62)	(10)
Payments for acquisition of equity investment	(100)	—
Proceeds from the disposition of a business	52	—
Proceeds from the sale of an investment in an equity affiliate	—	41
Proceeds from maturity of short-term investments	—	92
Payments for the settlement of cross currency swap contracts	(34)	(36)
Proceeds from the settlement of cross currency swap and foreign currency contracts	19	19
Other	2	9
Cash used for investing activities - continuing operations	$(258)	$(34)
Cash used for investing activities - discontinued operations	(3)	(19)
Cash used for investing activities	$(261)	$(53)
Financing activities:
Net change in borrowing with maturities of three months or less	(3)	1
Net (payments) proceeds on commercial paper and short-term debt	(61)	988
Repayment of long-term debt	(8)	(249)
Purchase of treasury stock	(163)	(150)
Issuance of treasury stock	20	23
Dividends paid	(205)	(203)
Payments related to tax withholding on stock-based compensation awards	(20)	(24)
Other	(50)	(21)
Cash used for financing activities	$(490)	$365
Effect of currency exchange rate changes on cash and cash equivalents	54	(17)
Net (decrease) increase in cash and cash equivalents	$(251)	$294
Cash and cash equivalents, beginning of period	1,820	1,311
Cash and cash equivalents, end of period	$1,569	$1,605

Supplemental disclosures of cash flow information:
Interest paid, net of amount capitalized	$52	$63
Taxes paid, net of refunds	$326	$185
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation
The condensed consolidated financial statements included herein are unaudited and have been prepared following the requirements of the Securities and Exchange Commission and accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim reporting. Under these rules, certain footnotes and other financial information that are normally required for annual financial statements can be condensed or omitted. These statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position of PPG Industries, Inc. and its subsidiaries (the "Company" or "PPG") as of June 30, 2017, and the results of their operations and their cash flows for the three and six months ended June 30, 2017 and 2016. All intercompany balances and transactions have been eliminated. Material subsequent events are evaluated through the report issuance date and disclosed where applicable. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in PPG’s Annual Report on Form 10-K for the year ended December 31, 2016.
On May 26, 2017, PPG announced that it had entered into a definitive agreement to sell its North American fiber glass business to Nippon Electric Glass Co. Ltd. ("NEG"). Refer to Note 3 for additional information. All historical periods have been recast to present the results of operations and cash flows of PPG's North American fiber glass, former European and Asian fiber glass and flat glass businesses, collectively the Glass reportable business segment, as discontinued operations. The balance sheet has been recast to present the assets and liabilities of the North American fiber glass business as assets and liabilities held for sale for all periods presented. PPG now has two reportable business segments, Performance Coatings and Industrial Coatings.
The condensed consolidated statement of cash flows has also been recast for the adoption of Accounting Standard Update ("ASU") No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” as discussed in Note 2.
Net sales, expenses, assets and liabilities can vary during each quarter of the year. Accordingly, the results of operations for the three and six months ended June 30, 2017 and the trends in these unaudited condensed consolidated financial statements may not necessarily be indicative of the results to be expected for the full year.

2.	New Accounting Standards
In May 2017, the Financial Accounting Standards Board ("FASB") issued ASU No. 2017-09, "Stock Compensation - Scope of Modification Accounting". This ASU requires all modifications to be accounted for as a modification unless the fair value, vesting conditions and classification of the award as equity or liability are the same as the classification of the original award immediately before the original award is modified. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017 and for interim periods therein. PPG does not believe this ASU will have a material impact on its consolidated financial position, results of operation or cash flows.
In March 2017, the FASB issued ASU No. 2017-07, "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." This ASU requires the service cost component of net benefit costs to be disaggregated from all other components and be reported in the same line item or items as other compensation costs. The other components of net benefit cost are required to be presented in the income statement separately from the service cost. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017 and for interim periods therein. PPG does not believe this ASU will have a material impact on its consolidated financial position, results of operation or cash flows.
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
Acquisitions
The Crown Group
On July 20, 2017, PPG signed a definitive agreement to acquire The Crown Group (“Crown”), a U.S.-based coatings application services business. The transaction is expected to close in the third quarter 2017, subject to customary closing conditions.
Crown, headquartered in Warren, Michigan, is one of the leading component and product finishers in North America. Crown applies coatings to customers’ manufactured parts and assembled products at 11 U.S. sites. Most of Crown’s facilities, which also provide assembly, warehousing and sequencing services, are located at customer facilities or positioned near customer manufacturing sites. The company serves manufacturers in automotive, agriculture, construction, heavy truck and alternative energy industries.
Taiwan Chlorine Industries
Taiwan Chlorine Industries (“TCI”) was established in 1986 as a joint venture between PPG and China Petrochemical Development Corporation (“CPDC”) to produce chlorine-based products in Taiwan, at which time PPG owned 60 percent of the venture. In conjunction with the 2013 separation of its commodity chemicals business, PPG conveyed to Axiall Corporation ("Axiall") its 60% ownership interest in TCI. Under PPG’s agreement with CPDC, if certain post-closing conditions were not met following the 3 year anniversary of the separation, CPDC had the option to sell its 40% ownership interest in TCI to Axiall for $100 million. In turn, Axiall had a right to designate PPG as its designee to purchase the 40% ownership interest of CPDC. In April 2016, Axiall announced that CPDC had decided to sell its ownership interest in TCI to Axiall. In June 2016, Axiall formally designated PPG to purchase the 40% ownership interest in TCI. In August 2016, Westlake Chemical Corporation acquired Axiall, which became a wholly-owned subsidiary of Westlake. On April 11, 2017, PPG finalized its purchase of CPDC’s 40% ownership interest in TCI. The difference between the acquisition date fair value and the purchase price of PPG’s 40% ownership interest in TCI has been recorded as a loss in discontinued operations during the second quarter 2017.
Other
In January 2017, PPG acquired certain assets of automotive refinish coatings company Futian Xinshi (Futian), an automotive refinish coatings company based in the Guangdong province of China. Futian distributes its products in China through a network of more than 200 distributors.

Also in January 2017, PPG completed the acquisition of DEUTEK S.A., a leading Romanian paint and architectural coatings manufacturer, from the Emerging Europe Accession Fund. DEUTEK, established in 1993, manufactures and markets a large portfolio of well-known professional and consumer paint brands, including OSKAR® and DANKE!®. The company’s products are sold in more than 120 do-it-yourself stores and 3,500 independent retail outlets in Romania.
Divestitures
Plaka Business
On June 1, 2017, PPG completed the sale of the assets of its Mexico-based Plaka plasterboard and cement-board business to Knauf International GmbH and recorded a pre-tax gain of $25 million in the second quarter 2017. The Company's balance sheet presents the assets and liabilities of the Plaka business as held for sale as of December 31, 2016.
Glass Segment
On May 26, 2017, PPG announced it had entered into a definitive agreement to sell its North American fiber glass business to NEG. As the sale of its remaining fiber glass business represents the culmination of a multi-year strategic shift in its business portfolio, resulting in the exit of all PPG fiber glass and flat glass operations, PPG has recast the results of operations and cash flows for its former Glass reportable business segment as discontinued operations for all periods presented, including the results of the European fiber glass business, PPG's ownership interest in two Asian joint ventures and the flat glass business. Accordingly, PPG now has two reportable business segments.
The net sales and income from discontinued operations related to the former Glass reportable business segment for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2017	2016	2017	2016
Net sales	$84	$282	$167	$543

Income from operations	$9	$43	$18	$71
Income tax expense	3	12	7	21
Income from discontinued operations, net of tax	$6	$31	$11	$50
North American Fiber Glass Business
The sale of PPG's remaining fiber glass operations is expected to close in the second half of 2017, subject to customary closing conditions. Pre-tax proceeds from the sale are expected to be approximately $545 million.
PPG’s remaining fiber glass operations include manufacturing facilities in Chester, South Carolina, and Lexington and Shelby, North Carolina; and administrative and research-and-development operations in Shelby and in Harmar, Pennsylvania, near Pittsburgh. The business, which employs more than 1,000 people and had net sales of approximately $350 million in 2016, supplies the transportation, energy, infrastructure and consumer markets. In 2016, PPG completed the sale of its European fiber glass operations to NEG and divested its ownership interests in two Asian fiber glass joint ventures.
The Company's balance sheet has been recast to present the assets and liabilities of the North American fiber glass business as held for sale for all periods presented.

The major classes of assets and liabilities of the North American fiber glass business included in the PPG condensed, consolidated balance sheet at June 30, 2017 and December 31, 2016 were as follows:

($ in millions)	June 30, 2017	December 31, 2016
Receivables	$40	$38
Inventory	24	32
Other current assets	—	1
Property, plant and equipment	143	151
Deferred tax asset (a)	(30)	(30)
Other non-current assets	—	1
Assets held for sale	$177	$193
Accounts payable and accrued liabilities	47	52
Long-term liabilities	7	12
Liabilities held for sale	$54	$64
(a) The net deferred income tax liability is included in assets held for sale due to the Company's tax jurisdictional netting.
Flat Glass Business
In October 2016, PPG completed the sale of its flat glass manufacturing and glass coatings operations to Vitro S.A.B. de C.V. For the three and six months ended June 30, 2016, the results of operations of the flat glass business are presented as discontinued operations on the condensed consolidated statements of income and cash flows.

4.	Inventories

($ in millions)	June 30, 2017	December 31, 2016
Finished products	$1,114	$947
Work in process	186	165
Raw materials	433	370
Supplies	33	32
Total Inventories	$1,766	$1,514
Most U.S. inventories are valued using the last-in, first-out method. These inventories represented approximately 35% and 38% of total inventories at June 30, 2017 and December 31, 2016, respectively. If the first-in, first-out method of inventory valuation had been used, inventories would have been $102 million and $106 million higher as of June 30, 2017 and December 31, 2016, respectively.

5.	Goodwill and Other Identifiable Intangible Assets
The change in the carrying amount of goodwill attributable to each reportable segment for the six months ended June 30, 2017 was as follows:

($ in millions)	Performance Coatings	Industrial Coatings	Total
Balance, December 31, 2016	$2,870	$702	$3,572
Acquisitions	24	10	34
Foreign currency	207	32	239
Balance, June 30, 2017	$3,101	$744	$3,845

A summary of the carrying value of the Company's identifiable intangible assets is as follows:

	June 30, 2017			December 31, 2016
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks - indefinite lives	$1,216	N/A	$1,216	$1,107	N/A	$1,107

Customer-related intangibles	$1,378	$(696)	$682	$1,272	$(618)	$654
Acquired technology	602	$(470)	132	587	(446)	141
Trade names	156	(80)	76	142	(71)	71
Other	43	(31)	12	38	(28)	10
Balance	$3,395	$(1,277)	$2,118	$3,146	$(1,163)	$1,983
The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives. Aggregate amortization expense related to these identifiable intangible assets for the three months ended June 30, 2017 and 2016 was $32 million and $30 million, respectively, and for the six months ended June 30, 2017 and 2016 was $63 million and $60 million, respectively.
As of June 30, 2017, estimated future amortization expense of identifiable intangible assets is as follows:

($ in millions)	Future Amortization Expense
Remaining six months of 2017	$57
2018	115
2019	100
2020	90
2021	85
2022	85
Thereafter	370

6.	Business Restructuring
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

The following table summarizes the 2016 restructuring charge, the reserve activity for 2016, and the reserve activity for the six months ended June 30, 2017:

($ in millions, except for employees impacted)	Severance and Other Costs	Asset Write-offs	Total Reserve	Employees Impacted
Performance Coatings	$77	$45	$122	1,069
Industrial Coatings	52	14	66	804
Corporate	7	—	7	85
Total 2016 restructuring charge	$136	$59	$195	1,958
2016 Activity	(6)	(59)	(65)	(40)
Balance as of December 31, 2016	$130	$—	$130	1,918
2017 Activity	(17)	—	(17)	(594)
Foreign currency	12	—	12	—
Balance as of June 30, 2017	$125	$—	$125	1,324

7.	Borrowings
In May 2016, PPG entered into two $250 million Term Loan Credit Agreements and subsequently prepaid the loans in December 2016.
In January 2016, PPG’s $250 million 1.9% notes matured, and PPG repaid these notes with cash on hand.

8.	Earnings Per Share
The effect of dilutive securities on the weighted average common shares outstanding included in the calculation of earnings per diluted common share for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30		Six Months Ended June 30
(number of shares in millions)	2017	2016	2017	2016
Weighted average common shares outstanding	257.1	267.2	257.4	267.4
Effect of dilutive securities:
Stock options	1.1	0.9	1.1	0.9
Other stock compensation awards	0.8	1.0	0.8	0.9
Potentially dilutive common shares	1.9	1.9	1.9	1.8
Adjusted weighted average common shares outstanding	259.0	269.1	259.3	269.2
Excluded from the computation of earnings per diluted share due to their antidilutive effect were 0.6 million outstanding stock options for the three and six months ended June 30, 2017 and 2016.

9.	Income Taxes

	Six Months Ended June 30
	2017	2016
Effective tax rate on pre-tax income from continuing operations	24.2%	36.7%
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
The net periodic pension and other postretirement benefit costs for the three and six months ended June 30, 2017 and 2016 were as follows:

	Pension
	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2017	2016	2017	2016
Service cost	$8	$12	$17	$25
Interest cost	25	41	49	84
Expected return on plan assets	(36)	(65)	(70)	(132)
Amortization of actuarial losses	19	29	38	58
Amortization of prior service credit	—	(1)	—	(1)
Pension settlement charge	—	—	22	—
Net periodic benefit cost	$16	$16	$56	$34

	Other Postretirement Benefits
	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2017	2016	2017	2016
Service cost	$3	$3	$5	$7
Interest cost	5	9	12	19
Amortization of actuarial losses	1	5	6	9
Amortization of prior service credit	(17)	(2)	(30)	(4)
Net periodic benefit (income) cost	$(8)	$15	$(7)	$31
PPG expects its 2017 net periodic pension and other postretirement benefit cost, excluding settlement losses, to be approximately $55 million, with pension expense representing approximately $70 million and other postretirement benefit cost representing a benefit of approximately $15 million.
Contributions to Defined Benefit Pension Plans

	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2017	2016	2017	2016
U.S. defined benefit pension contributions	$—	$—	$29	$—
Non-U.S. defined benefit pension mandatory contributions	$3	$7	$8	$13
PPG expects to make mandatory contributions to its non-U.S. pension plans in the range of $20 million to $25 million during the remaining six months of 2017 and may make voluntary contributions to its defined benefit pension plans in 2017 and beyond.

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
The announcement of these plan design changes triggered a remeasurement of PPG’s retiree medical benefit obligation using prevailing interest rates and resulted in a $306 million reduction in the Company's postretirement benefit obligation. PPG is accounting for the plan design change prospectively, and the plan change will reduce net periodic postretirement benefit cost by $54 million annually for the next 5 years.
As of January 1, 2017, PPG’s contribution for Medicare-eligible retirees are in the form of a tax-free account known as a Health Reimbursement Arrangement (HRA). The HRA can be used to pay for healthcare and prescription drug plan premiums and certain out-of-pocket medical costs; unused funds can be carried over to future years. PPG has the right to amend, modify, or terminate this benefit plan at any time.

11.	Shareholders' Equity
Changes to shareholders’ equity for the six months ended June 30, 2017 and 2016 were as follows:

($ in millions)	Total PPG Shareholders’ Equity	Non- controlling Interests	Total
Balance, January 1, 2017	$4,826	$87	$4,913
Net income	835	10	845
Other comprehensive income, net of tax	297	13	310
Cash dividends	(205)	—	(205)
Issuance of treasury stock	49	—	49
Stock repurchase program	(163)	—	(163)
Stock-based compensation activity	(9)	—	(9)
Other	—	(5)	(5)
Balance, June 30, 2017	$5,630	$105	$5,735

($ in millions)	Total PPG Shareholders’ Equity	Non- controlling Interests	Total
Balance, January 1, 2016	$4,983	$86	$5,069
Net income	717	13	730
Other comprehensive income, net of tax	(47)	(2)	(49)
Cash dividends	(203)	—	(203)
Issuance of treasury stock	46	—	46
Stock repurchase program	(150)	—	(150)
Other	—	(10)	(10)
Balance, June 30, 2016	$5,346	$87	$5,433

12.	Accumulated Other Comprehensive Loss

($ in millions)	Unrealized Foreign Currency Translation Adjustments			Pension and Other Postretirement Benefit Adjustments, net of tax			Unrealized Gain (Loss) on Derivatives, net of tax			Accumulated Other Comprehensive (Loss) Income
Balance, January 1, 2017			$(1,798)			$(571)			$13		$(2,356)
Current year deferrals to AOCI	530	(a)					—			530
Current year deferrals to AOCI, tax effected	(182)	(b)		(59)	(c)		(13)	(d)		(254)
Reclassifications from AOCI to net income	—			25	(c)		(4)	(d)		21
Net change			$348			$(34)			$(17)		$297
Balance, June 30, 2017			$(1,450)			$(605)			$(4)		$(2,059)

Balance, January 1, 2016			$(1,332)			$(1,379)			$9		$(2,702)
Current year deferrals to AOCI	(85)	(a)		—			—			(85)
Current year deferrals to AOCI, tax effected	3	(b)		17	(c)		2	(d)		22
Reclassifications from AOCI to net income	—			26	(c)		(10)	(d)		16
Net change			$(82)			$43			$(8)		$(47)
Balance, June 30, 2016			$(1,414)			$(1,336)			$1		$(2,749)
(a) - Unrealized foreign currency translation adjustments related to the translation of foreign denominated balance sheet account balances are not presented net of tax given that no deferred U.S. income taxes have been provided on the undistributed earnings of non-U.S. subsidiaries because they are deemed to be reinvested for an indefinite period of time.
(b) - The tax benefit related to unrealized foreign currency translation adjustments on tax inter-branch transactions and net investment hedges for the six months ended June 30, 2017 and 2016 was $(113) million and ($46) million, respectively. The balance also includes a remeasurement of the tax cost on certain foreign proceeds which have not been permanently reinvested.
(c) - The tax benefit related to the adjustment for pension and other postretirement benefits for the six months ended June 30, 2017 and 2016 was $(14) million and $(20) million, respectively. Reclassifications from AOCI are included in the computation of net periodic pension and other post-retirement benefit costs (See Note 10, "Pensions and Other Postretirement Benefits").
(d) - The tax benefit related to the changes in the unrealized gain (loss) on derivatives for the six months ended June 30, 2017 and 2016 was $(8) million and $(3) million, respectively. Reclassifications from AOCI are included in the gain recognized on cash flow hedges (See Note 13, "Financial Instruments, Hedging Activities and Fair Value Measurements").

13.	Financial Instruments, Hedging Activities and Fair Value Measurements
Financial instruments include cash and cash equivalents, short-term investments, cash held in escrow, marketable equity securities, accounts receivable, company-owned life insurance, accounts payable, short-term and long-term debt instruments, and derivatives. The fair values of these financial instruments approximated their carrying values at June 30, 2017 and December 31, 2016, in the aggregate, except for long-term debt instruments.
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
PPG’s policies do not permit speculative use of derivative financial instruments. PPG enters into derivative financial instruments with high credit quality counterparties and diversifies its positions among such counterparties in order to reduce its exposure to credit losses. The Company did not realize a credit loss on derivatives during the three and six month periods ended June 30, 2017 and 2016.
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

There were no derivative instruments de-designated or discontinued as hedging instruments during the three and six month periods ended June 30, 2017 and 2016 and there were no gains or losses deferred in AOCI that were reclassified to income from continuing operations during the six month periods ended June 31, 2017 and 2016 related to hedges of anticipated transactions there were no longer expected to occur.
Fair Value Hedges
Through September 2016, PPG designated certain foreign currency forward contracts as hedges against the Company's exposure to future changes in fair value of certain firm sales commitments denominated in foreign currency. As of June 30, 2017 and December 31, 2016, there were no outstanding foreign currency forward contracts designated as hedges against future changes in the fair value of certain firm sales commitments.
Until June 2016, PPG held outstanding renewable equity forward arrangements to hedge the impact to PPG's income from continuing operations for changes in the fair value of 2,777,778 shares of PPG stock that were contributed to the asbestos settlement trust as discussed in Note 15, “Commitments and Contingent Liabilities.” These financial instruments were recorded at fair value as assets or liabilities and changes in the fair value of these financial instruments were reflected in the “Asbestos settlement – net” caption of the accompanying condensed consolidated statement of income. In conjunction with the funding of the Asbestos Settlement Trust in June 2016, the equity forward arrangements were settled. At settlement, the aggregated fair value of the equity forward arrangements was an asset of $258 million.
The Company used interest rate swaps from time to time to manage its exposure to changing interest rates. When outstanding, the interest rate swaps were designated as fair value hedges of certain outstanding debt obligations and were recorded at fair value. There were no interest rate swaps outstanding as of June 30, 2017 and December 31, 2016. However, in prior years, PPG settled interest rate swaps and received cash. The fair value adjustment of the debt at the time the interest rate swaps were settled is still being amortized as a reduction to interest expense over the remaining term of the related debt, which matures in 2021. The impact of the amortization is insignificant.
Cash Flow Hedges
PPG designates certain foreign currency forward contracts as cash flow hedges of the Company’s exposure to variability in exchange rates on intercompany and third party transactions denominated in foreign currencies. As of June 30, 2017 and December 31, 2016, the fair value of all foreign currency forward contracts designated as cash flow hedges was a net liability of $11 million and a net asset of $13 million, respectively.
Net Investment Hedges
PPG uses cross currency swaps and Euro-denominated debt to hedge a portion of its net investment in its European operations.
As of June 30, 2017, U.S. dollar to Euro cross currency swap contracts with a total notional amount of $560 million were outstanding and are scheduled to expire in March 2018. On settlement of the outstanding contracts, PPG will receive $560 million U.S. dollars and pay Euros to the counterparties. During the term of these contracts, PPG receives semiannual payments in March and September of each year based on a U.S. dollar, long-term interest rate fixed as of the contract inception date, and PPG makes annual payments in March of each year to the counterparties based on a Euro, long-term interest rate fixed as of the contract inception date. As of June 30, 2017 and December 31, 2016, the fair value of these contracts was a net asset of $42 million and $65 million, respectively.
As of June 30, 2017 and December 31, 2016, PPG had designated €2.8 billion of Euro-denominated borrowings as hedges of a portion of its net investment in the Company's European operations. The carrying value of these instruments as of June 30, 2017 and December 31, 2016 was $3.2 billion and $2.9 billion, respectively.
Gains/Losses Deferred in AOCI
As of June 30, 2017 and December 31, 2016, the Company had accumulated pre-tax unrealized net foreign currency translation gains in AOCI related to the Euro-denominated borrowings, foreign currency forward contracts and the cross currency swaps of $187 million and $482 million, respectively.

The following tables summarize the location within the financial statements and amount of gains (losses) related to derivative financial instruments for the six months ended June 30, 2017 and 2016. All dollar amounts are shown on a pre-tax basis.

($ in millions)	June 30, 2017
Hedge Type	Loss Deferred in OCI	Gain Recognized
		Amount	Caption
Cash Flow
Foreign currency forward contracts (a)	$(20)	$6	Other charges
Total Cash Flow	$(20)	$6
Net Investment
Foreign currency forward contracts	$(3)
Cross currency swaps	(38)
Foreign denominated debt	(254)
Total Net Investment	$(295)
(a) The ineffective portion related to this item was $4 million of expense.

($ in millions)	June 30, 2016
Hedge Type	Loss Deferred in OCI	Gain (Loss) Recognized
		Amount	Caption
Fair Value
Equity forward arrangements		35	Asbestos settlement - net
Total Fair Value		$35
Cash Flow
Foreign currency forward contracts (a)	(13)	(2)	Other charges
Total Cash Flow	$(13)	$(2)
Net Investment
Cross currency swaps	$(6)
Foreign denominated debt	(43)
Total Net Investment	$(49)
(a) The ineffective portion related to this item was $2 million of income.
Fair Value Measurements
The Company follows a fair value measurement hierarchy to measure its assets and liabilities. As of June 30, 2017 and December 31, 2016, the assets and liabilities measured at fair value on a recurring basis were cash equivalents, equity securities and derivatives. In addition, the Company measures its pension plan assets at fair value (see Note 12, "Employee Benefit Plans" under Item 8 in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 for further details). The Company's financial assets and liabilities are measured using inputs from the following three levels:
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

Level 3 inputs are unobservable inputs employed for measuring the fair value of assets or liabilities. The Company does not have any recurring financial assets or liabilities that are recorded in its consolidated balance sheets as of June 30, 2017 and December 31, 2016 that are classified as Level 3 inputs.
Assets and liabilities reported at fair value on a recurring basis:

	June 30, 2017
($ in millions)	Level 1	Level 2	Level 3
Assets:
Other current assets:
Marketable equity securities	$4	$—	$—
Cross currency swaps	—	42	—
Foreign currency forward contracts	—	2	—
Investments:
Marketable equity securities	75	—	—
Liabilities:
Accounts payable and accrued liabilities:
Foreign currency forward contracts	—	18	—

	December 31, 2016
($ in millions)	Level 1	Level 2	Level 3
Assets:
Other current assets:
Marketable equity securities	$4	$—	$—
Foreign currency forward contracts	—	22	—
Investments:
Marketable equity securities	78	—	—
Other assets:
Cross currency swaps	—	65	—
Liabilities:
Accounts payable and accrued liabilities:
Foreign currency forward contracts	—	9	—
Long-Term Debt

($ in millions)	June 30, 2017 (a)	December 31, 2016 (b)
Long-term debt - carrying value	$4,557	$4,299
Long-term debt - fair value	$4,746	$4,502
(a) Excluding capital lease obligations of $16 million and short term borrowings of $44 million as of June 30, 2017.
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
The Company’s stock-based compensation includes stock options, restricted stock units (“RSUs”) and grants of contingent shares that are earned based on achieving targeted levels of total shareholder return. All current grants of stock options, RSUs and contingent shares are made under the PPG Industries, Inc. Amended and Restated Omnibus Incentive Plan (the “PPG Amended Omnibus Plan”), which was amended and restated effective April 21, 2016. Shares available for future grants under the PPG Amended Omnibus Plan were 7.7 million as of June 30, 2017.
Stock-based compensation and the income tax benefit recognized during the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2017	2016	2017	2016
Stock-based compensation	$8	$16	$24	$26
Income tax benefit recognized	$2	$5	$8	$9
Grants of stock-based compensation during the three and six months ended June 30, 2017 and 2016 were as follows:

	Six Months Ended June 30
	2017		2016
Grant Details	Shares	Fair Value	Shares	Fair Value
Stock options	590,058	$21.15	719,969	$17.89
Restricted stock units	215,105	$97.48	242,525	$91.37
Contingent shares (a)	57,817	$110.20	57,910	$95.00
(a) The number of contingent shares represents the target value of the award.
Stock options are generally exercisable 36 months after being granted and have a maximum term of 10 years. Compensation expense for stock options is recorded over the vesting period based on the fair value on the date of grant. The fair value of the stock option grants issued during the six months ended June 30, 2017 was calculated with the following weighted average assumptions:

Weighted average exercise price	$101.53
Risk-free interest rate	2.4%
Expected life of option in years	6.5
Expected dividend yield	1.8%
Expected volatility	22.0%
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
With respect to the remaining claims still reportable within the inventory of 114,000 asbestos-related claims at the time PC filed for bankruptcy, the Company considers such claims to fall within one or more of the following categories: (1) claims that have been closed or dismissed as a result of processes undertaken during the bankruptcy; (2) claims that may have been previously filed on the dockets of state and federal courts in various jurisdictions, but are inactive as to the Company; and (3) claims that are subject, in whole or in part, to the channeling injunction and thus will be resolved, in whole or in part, in accordance with the Trust procedures established under the PC bankruptcy reorganization plan. As a result of the foregoing, the Company does not consider these three categories of claims to be open or active litigation against it, although the Company cannot now determine whether, or the extent to which, any of these claims may in the future be reinstituted, reinstated, or revived such that they may become open and active asbestos-related claims against it.
Current open and active claims post-Pittsburgh Corning bankruptcy
As of June 30, 2017, the Company is aware of approximately 650 open and active asbestos-related claims pending against the Company and certain of its subsidiaries. These claims consist primarily of non-PC Relationship Claims and claims against a subsidiary of PPG. The Company is defending the remaining open and active claims vigorously.
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
As of June 30, 2017 and December 31, 2016, PPG had reserves for environmental contingencies associated with PPG’s former chromium manufacturing plant in Jersey City, N.J. and associated sites (“New Jersey Chrome”) and for other environmental contingencies, including National Priority List sites and legacy glass and chemical manufacturing sites. These reserves are reported as "Accounts payable and accrued liabilities" and "Other liabilities" in the accompanying condensed consolidated balance sheet.

Environmental Reserves
($ in millions)	June 30, 2017	December 31, 2016
New Jersey Chrome	$151	$163
Legacy glass and chemical	68	70
Other	51	52
Total	$270	$285
Current portion	$83	$76
Pre-tax charges against income for environmental remediation costs are included in "Other charges" in the accompanying condensed consolidated statement of income. The pre-tax charges and cash outlays related to such environmental remediation for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2017	2016	2017	2016
Environmental remediation pre-tax charges	$1	$3	2	8
Cash outlays for environmental remediation activities	$10	$9	22	23
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
PPG’s financial reserve for remediation of all New Jersey Chrome sites is $151 million at June 30, 2017. The major cost components of this liability continue to be related to excavation, transportation and disposal of impacted soil, as well as construction services. These components each account for approximately 30%, 29% and 27% of the accrued amount, respectively.
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
Other Matters
The Company had outstanding letters of credit and surety bonds of $177 million and guarantees of $12 million as of June 30, 2017. The Company does not believe any loss related to such guarantees is likely.

16.	Reportable Business Segment Information
PPG is a multinational manufacturer with 10 operating segments that are organized based on the Company’s major product lines. These operating segments are also the Company’s reporting units for purposes of testing goodwill for impairment. The operating segments have been aggregated based on economic similarities, the nature of their products, production processes, end-use markets and methods of distribution into two reportable business segments.
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
Reportable segment net sales and segment income for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2017	2016	2017	2016
Net sales:
Performance Coatings	$2,301	$2,338	$4,318	$4,377
Industrial Coatings	1,505	1,444	2,974	2,816
Total	$3,806	$3,782	$7,292	$7,193
Segment income:
Performance Coatings	$413	$428	$698	$707
Industrial Coatings	264	292	537	557
Total	$677	$720	1,235	1,264
Corporate	(27)	(60)	(90)	(123)
Interest expense, net of interest income	(22)	(24)	(43)	(48)
Legacy items (a)	5	(10)	(3)	(21)
Asset write-down	—	(10)	—	(10)
Gain from the sale of an equity affiliate	—	20	—	20
Pension settlement charge	—	—	(22)	—
Gain from sale of a business	25	—	25	—
Income from a legal settlement	18	—	18	—
Transaction-related costs (b)	(5)	(6)	(9)	(8)
Income from continuing operations before income taxes	$671	$630	$1,111	$1,074

(a)
Legacy items include current costs related to former operations of the Company, including pension and other postretirement benefit costs, certain charges for legal matters and environmental remediation costs, and certain other charges which are not associated with PPG's current business portfolio. Until June 2016, legacy included the quarterly remeasurement of the asbestos settlement liability and equity forward.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview
Below are our key financial results for the three months ended June 30, 2017:

•	Net sales were $3.8 billion, up nearly 1% compared to the prior year, despite unfavorable foreign currency translation of approximately $65 million.

•	Cost of sales, exclusive of depreciation and amortization was nearly $2.1 billion, up 4.7% versus prior year.

•	Selling, general and administrative ("SG&A") expense was $0.9 billion, down 7.0%. As a percentage of sales, SG&A decreased 1.9%.

•	Income before income taxes was $671 million.

•	The effective tax rate was 24.1%.

•	Net income from continuing operations was $504 million.

•	Earnings per diluted share from continuing operations was $1.95.
For the six months ended June 30, 2017, Cash flows from operating activities - continuing operations was $434 million, an increase of $513 million year over year, due largely to the absence of the prior year funding of the Pittsburgh Corning asbestos trust.
Capital expenditures, including acquisitions (net of cash acquired), was $197 million for the six months ended June 30, 2017. In addition, PPG spent $100 million during the three and six months ended June 30, 2017 to acquire a 40% ownership interest in TCI.
During the six months ended June 30, 2017, the Company paid $205 million in dividends and also repurchased $163 million of its outstanding common stock.

Performance in the second quarter of 2017 compared to the second quarter of 2016
Performance Overview
Net Sales

	Three Months Ended June 30		Percent Change
($ in millions, except percentages)	2017	2016	2017 vs. 2016
United States and Canada	$1,683	$1,686	(0.2)%
Europe, Middle East and Africa (EMEA)	1,152	1,153	(0.1)%
Asia-Pacific	608	599	1.5%
Latin America	363	344	5.5%
Total	$3,806	$3,782	0.6%

2017 vs. 2016
Net sales increased $24 million due to the following:
● Net sales from acquired businesses (+2%)
Partially offset by:
● Unfavorable foreign currency translation (-2%)
Selling prices were up slightly, while sales volumes were flat year over year.
In the United States and Canada, sales volumes were down slightly versus the prior year, including the effects from the macro regional impacts of lower automotive industry production along with fewer selling days due to the timing of the Easter holiday. Strong, above market performance continued in general industrial coatings due to customer adoption of key PPG technologies coupled with above regional market growth in aerospace and automotive refinish. PPG volumes were below market demand in automotive original equipment manufacturer (OEM) coatings, although the Company outperformed industry production rates on a global basis. PPG sales volumes were also below market demand levels in architectural coatings, including the unfavorable effects from the Company's channel mix where the national accounts (DIY) and independent dealer channels are not currently achieving the same growth trajectory as the professional/trade channel.

Overall sales volumes were flat in the Europe, Middle East and Africa (EMEA) region versus the prior year, primarily due to the unfavorable impact from the timing of the Easter holiday. The automotive OEM, aerospace and protective coatings businesses all delivered volume growth above projected market demand in the region. Packaging coatings volumes were below market, primarily due to a difficult prior year comparison when the business grew volumes by a high single-digit percentage based on customer adoption of new technologies.

Asia-Pacific sales volumes expanded by a mid-single-digit percentage year-over-year led by continued strong performance in automotive OEM and general industrial coatings along with solid growth in architectural coatings, partly offset by industry-related declines in marine coatings demand. From a country and sub-region perspective, sales volumes grew in India, China, and Southeast Asia versus the prior year. Korea continued to decline year-over-year primarily due to continued weakness in new shipbuilding.

Latin America sales volumes expanded by a low-single-digit percentage versus the prior year primarily due to above-market growth in our automotive OEM and general industrial coatings businesses, partially offset by declines in automotive refinish.

Net sales from acquired businesses, net of dispositions added approximately $90 million in the second quarter of 2017, primarily MetoKote, supplemented by several other acquisitions.
Foreign currency translation reduced net sales by about $65 million as the U.S. dollar strengthened against most foreign currencies versus the prior year, most notably the Mexican peso, British pound and the euro.

Cost of Sales, exclusive of depreciation and amortization

	Three Months Ended June 30		Percent Change
($ in millions, except percentages)	2017	2016	2017 vs. 2016
Cost of sales, exclusive of depreciation and amortization	$2,082	$1,988	4.7%
Cost of sales as a percentage of net sales	54.7%	52.6%	2.1%

2017 vs. 2016
Cost of sales, exclusive of depreciation and amortization, increased $94 million (+4.7%) primarily due to the following:
● Increasing raw material costs
● Cost of sales attributable to acquired businesses
Partially offset by:
● Foreign currency translation
● Lower manufacturing costs
Selling, general and administrative expenses

	Three Months Ended June 30		Percent Change
($ in millions, except percentages)	2017	2016	2017 vs. 2016
Selling, general and administrative expenses (SG&A)	$865	$930	(7.0)%
Selling, general and administrative expenses as a percentage of net sales	22.7%	24.6%	(1.9)%

2017 vs. 2016
SG&A decreased $65 million (-7.0%) primarily due to the following:
● Lower selling and advertising expense
● Lower incentive compensation expense
● Foreign currency translation
● Lower net periodic other postretirement benefit costs
● Restructuring cost savings
Partially offset by:
● Wage and other cost inflation
● SG&A expenses attributable to acquired businesses
Other costs and income

	Three Months Ended June 30		Percent Change
($ in millions, except percentages)	2017	2016	2017 vs. 2016
Interest expense, net of Interest income	$22	$24	(8.3)%
Asbestos settlement, net	$—	$2	(100.0)%
Other charges	$12	$29	(58.6)%
Other income	$(72)	$(45)	60.0%
Other charges
Other charges decreased $17 million from the prior year, primarily due to the absence of a prior year asset impairment charge of $10 million.
Other income
Other income increased $27 million from the prior year primarily due to a second quarter 2017 gain on the sale of the Plaka business and income from a legal settlement, partially offset by the absence of a prior year gain on the sale of an investment in an equity affiliate.

Effective tax rate and earnings per diluted share

	Three Months Ended June 30		Percent Change
($ in millions, except percentages)	2017	2016	2017 vs. 2016
Income tax expense	$162	$285	(43.2)%
Effective tax rate	24.1%	45.2%	(21.1)%
Adjusted effective tax rate, continuing operations*	24.6%	24.8%	(0.2)%

Earnings per diluted share, continuing operations	$1.95	$1.25	56.0%
Adjusted earnings per diluted share*	$1.83	$1.73	5.8%
*See Regulation G Reconciliation.
Earnings per diluted share from continuing operations for the three months ended June 30, 2017 increased year-over-year. The Company benefited from the 9.2 million shares repurchased in the third and fourth quarters of 2016 and 1.6 million shares repurchased in the first quarter of 2017.
Regulation G Reconciliation - Results from Operations
PPG Industries believes investors’ understanding of the company’s operating performance is enhanced by the disclosure of net income, earnings per diluted share and the effective tax rate adjusted for certain charges. PPG’s management considers this information useful in providing insight into the company’s ongoing operating performance because it excludes the impact of items that cannot reasonably be expected to recur on a quarterly basis or that are not attributable to our primary operations. Net income, earnings per diluted share and the effective tax rate adjusted for these items are not recognized financial measures determined in accordance with U.S. generally accepted accounting principles (GAAP) and should not be considered a substitute for net income, earnings per diluted share, the effective tax rate or other financial measures as computed in accordance with U.S. GAAP. In addition, adjusted net income, earnings per diluted share and the effective tax rate may not be comparable to similarly titled measures as reported by other companies.
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

	Three months ended June 30, 2017
($ in millions, except percentages and per share amounts)	Income Before Income Taxes	Tax Expense	Effective Tax Rate	Net income from continuing operations (attributable to PPG)	Earnings per diluted share
As reported, continuing operations	$671	$162	24.1%	$504	$1.95
Adjusted for:
Transaction-related costs(1)	5	2	37.9%	3	0.01
Gain from sale of the Plaka business	(25)	(1)	3.2%	(24)	(0.09)
Income from a legal settlement	(18)	(7)	37.9%	(11)	(0.04)
Adjusted, continuing operations, excluding certain charges	$633	$156	24.6%	$472	$1.83

	Three months ended June 30, 2016
($ in millions, except percentages and per share amounts)	Income Before Income Taxes	Tax Expense	Effective Tax Rate	Net income from continuing operations (attributable to PPG)	Earnings per diluted share
As reported, continuing operations	$630	$285	45.2%	$339	$1.25
Adjusted for:
Gain on the sale of an investment in an equity affiliate	(20)	(7)	37.6%	(13)	(0.05)
Transaction-related costs(1)	6	2	37.6%	4	0.02
Net tax effect of asbestos settlement funding	—	(128)	N/A	128	0.48
Asset write-down	10	3	25.0%	8	0.03
Adjusted, continuing operations, excluding certain charges	$626	$155	24.8%	$466	$1.73
(1) Transaction-related costs include advisory, legal, accounting, valuation, and other professional or consulting fees incurred to effect significant acquisitions, as well as similar fees and other costs to effect disposals not classified as discontinued operations. These costs also include certain charges associated with the Company’s business portfolio transformation.
Performance of Reportable Business Segments
Performance Coatings

	Three Months Ended June 30		$ Change	% Change
($ in millions, except per share amounts)	2017	2016	2017 vs. 2016	2017 vs. 2016
Net sales	$2,301	$2,338	$(37)	(1.6)%
Segment income	$413	$428	$(15)	(3.5)%

2017 vs. 2016
Performance Coatings net sales decreased $37 million (-1.6%) due to the following:
● Unfavorable foreign currency translation of approximately $40 million (-1.6%)
● Lower sales volumes (-2%)
Partially offset by:
● Higher selling prices (+1%)
● Net sales from acquisitions (+1%)
Architectural coatings - EMEA sales volumes decreased by a low-single-digit percentage year-over-year primarily due to fewer selling days versus the prior year quarter. However, average daily sales per available selling day improved by a low-single-digit percentage in the quarter versus last year. In addition, selling prices improved based on various pricing initiatives implemented during the quarter.

Architectural coatings - Americas and Asia-Pacific sales volumes declined by a low-single-digit percentage versus the prior year, including effects from fewer selling days in the quarter versus the prior year. In the U.S. and Canada, we implemented initial selling price actions. Sales volumes increased by a mid-single-digit percentage in U.S. company-owned stores aided by higher professional/trade painting demand and marking the 6th consecutive quarterly improvement versus prior year. These gains were offset by volume declines in the U.S. and Canada independent dealer network and mixed volume results in national retail (DIY) accounts, as both of these distribution channels continue to experience sluggish demand. Organic sales improved in both the Latin America and Asia-Pacific regions.

Protective and marine coatings sales volumes declined year-over-year with low-double-digit-percentage declines in marine coatings, partially offset by modest protective coatings sales volumes expansion.

Aerospace coatings sales volumes grew by a low-single-digit percentage versus the prior year. This growth is due to higher customer use of key PPG technologies and the absence of customer inventory management, which negatively impacted several previous sequential quarters.

Automotive refinish coatings organic sales grew by a low-single-digit percentage year-over-year, led by above-market performance in U.S. and Canada and solid performance in the EMEA region. In Asia, net sales were aided by the recent Futian Xinshi acquisition in China.

Segment income decreased $15 million (-3.5%) year-over-year primarily due to significant increases in raw material costs, wage and other cost inflation, lower sales volumes, and unfavorable foreign currency translation, which reduced segment income by approximately $10 million (Mexican peso, British pound and the euro). These cost increases were partially offset by disciplined cost management actions, including further benefits from the Company's 2016 restructuring program, as well as the impact on segment income of initial selling price actions.

Looking Ahead
In the third quarter 2017, we expect sequentially lower net sales due to normal business seasonality. From a business perspective, we expect a continuation of prior sequential quarter industry growth trends in the automotive refinish and aerospace coatings businesses. In our architectural coatings businesses, we anticipate consistent industry demand trends in each region sequentially, with seasonally lower sales in the U.S. and Canada. In EMEA, we expect modest demand growth in Western Europe and a slight improvement in Eastern Europe. Further, we anticipate moderating unfavorable impacts from the marine coatings sub-segment as we begin to reach the anniversary of the bottoming of industry demand in the marine new-build end-use market. Modestly positive protective coatings demand is expected to remain in the third quarter, with differences by region. Additionally, we expect higher selling prices in all businesses to address rising raw material costs. In the third quarter, we expect net acquisition-related sales to add $20 million to $25 million to segment sales. Based on current exchange rates, including recent U.S. dollar weakness, we expect that foreign currency translation will not have a significant impact on segment sales and income.
Industrial Coatings

	Three Months Ended June 30		$ Change	% Change
($ in millions, except per share amounts)	2017	2016	2017 vs. 2016	2017 vs. 2016
Net sales	$1,505	$1,444	$61	4.2%
Segment income	$264	$292	$(28)	(9.6)%

2017 vs. 2016
Industrial Coatings segment net sales increased (+4%) due to the following:
● Net sales attributable to acquired businesses (+5%)
● Higher sales volumes (+3%), led by growth in Latin America and Asia-Pacific.
Partially offset by:
● Lower selling prices (-2%)
● Unfavorable foreign currency translation of approximately $20 million (-2%)
PPG’s automotive OEM coatings sales volumes increased by a low-single-digit percentage versus the prior year, despite global automotive industry production declining by about 1%. PPG's above-market performance was aided by customer adoption of key PPG technologies and our geographic mix of sales, as we remain well positioned in higher growth regions.

General industrial coatings and specialty coatings and materials sales volumes, in aggregate, grew by a mid-single-digit percentage year-over-year. These PPG increases were led by emerging region growth, but solid at -or- above industry growth also occurred in developed regions. Within the businesses, sales volumes grew across most sub-segments, including year-over-year increases in electronics materials, heavy duty equipment and organic light emitting diode (OLED) materials. Acquisition-related sales from MetoKote added approximately $65 million.

Packaging coatings sales volumes were flat year-over-year, reflecting a comparison to strong high-single-digit percentage growth in the prior year period.
Segment income decreased $28 million (-10%) year-over-year primarily due to increasing raw material costs, lower selling prices, wage and other cost inflation, and unfavorable foreign currency translation ($5 million), partially offset by lower manufacturing and overhead costs, including benefits from business restructuring actions, income from higher sales volumes and acquisition-related income.

Looking ahead
In the third quarter 2017, we expect automotive OEM industry production to return to growth of about 1% globally, with declines in the U.S. and Canada and growth in other major regions. We expect continued moderate industrial end-use market demand growth trends, with ongoing variability by geography and sub-sector. PPG’s market outperformance is expected to continue in industrial coatings and specialty coatings and materials. Further, we anticipate packaging coatings to receive incremental above-market volume benefits from further customer adoption of our technologies. Sales from MetoKote will no longer be classified as acquisition-related as the acquisition reached its one-year anniversary in July 2017. Also, based on current exchange rates, including recent U.S. dollar weakness, we expect foreign currency translation to only have a minor impact on segment sales and income.

Performance in the first six months of 2017 compared to the first six months of 2016
Performance Overview
Net Sales

	Six Months Ended June 30		Percent Change
($ in millions, except percentages)	2017	2016	2017 vs. 2016
United States and Canada	$3,226	$3,197	0.9%
EMEA	2,175	2,167	0.4%
Asia-Pacific	1,191	1,169	1.9%
Latin America	700	660	6.1%
Total	$7,292	$7,193	1.4%

2017 vs. 2016
Net sales increased $99 million due to the following:
● Net sales from acquired businesses (+2%)
● Higher sales volumes (+1%)
Partially offset by:
● Unfavorable foreign currency translation (-2%)
In the United States and Canada, sales volumes declined a low-single-digit percentage year-over-year, with demand mixed by end-use market segment. Automotive refinish and packaging coatings expanded sales volumes, as customers continued to adopt PPG’s innovative and sustainable new products. Aerospace and protective coatings experienced year-over-year sales volume growth. Sales volumes in the general industrial coatings business improved year-over-year, as growth in general finish coatings helped to offset modest declines in the automotive parts sub-segment related to lower automotive industry production in the region. In architectural coatings, increased volume growth in the company-owned stores channel was more than offset by lower independent dealer and national retail account demand. Sales volumes declined in automotive OEM coatings, in large-part due to lower industry production.

EMEA sales volumes increased modestly versus the prior year. Our automotive OEM and aerospace coatings businesses experienced year-over-year sales volume growth. Automotive refinish and protective coatings organic sales increased a low-single-digit percentage. Sales volumes declined slightly in architectural coatings as increased demand in Western Europe was offset by declines in Eastern Europe. Sales volumes declined in general industrial coatings primarily due to strong above-market growth in the prior year.

Asia-Pacific sales volumes expanded by a mid-single-digit percentage year-over-year led by growth in each business within the Industrial Coatings segment, along with sales volume growth in the architectural coatings business. From a country and sub-region perspective, sales volumes grew in India, China, and Southeast Asia versus the prior year. Korea continued to decline year-over-year primarily due to continued weakness in new shipbuilding.

Latin America sales volumes expanded by a mid-single-digit percentage versus the prior year primarily due to above market growth in our automotive OEM and general industrial coatings businesses. Automotive industry production expanded significantly in the region year-over-year, primarily due to the opening of new assembly facilities in Mexico. Regional sales volumes were lower in architectural coatings versus the prior year driven by Brazil.

Net sales from acquired businesses, net of dispositions added approximately $160 million in the first half of 2017, primarily MetoKote, supplemented by several other acquisitions.
Foreign currency translation reduced net sales by about $125 million as the U.S. dollar strengthened against most foreign currencies versus the prior year, most notably the Mexican peso, British pound and the euro.

Cost of Sales, exclusive of depreciation and amortization

	Six Months Ended June 30		Percent Change
($ in millions, except percentages)	2017	2016	2017 vs. 2016
Cost of sales, exclusive of depreciation and amortization	$3,987	$3,805	4.8%
Cost of sales as a percentage of net sales	54.7%	52.9%	1.8%

2017 vs. 2016
Cost of sales, exclusive of depreciation and amortization, increased $182 million (+4.8%) primarily due to the following:
● Increasing raw material costs
● Higher sales volumes
● Cost of sales attributable to acquired businesses
Partially offset by:
● Foreign currency translation
● Lower manufacturing costs
Selling, general and administrative expenses

	Six Months Ended June 30		Percent Change
($ in millions, except percentages)	2017	2016	2017 vs. 2016
Selling, general and administrative expenses (SG&A)	$1,753	$1,827	(4.1)%
Selling, general and administrative expenses as a percentage of net sales	24.0%	25.4%	(1.4)%

2017 vs. 2016
SG&A decreased $74 million (-4.1%) primarily due to the following:
● Lower selling and advertising expense
● Foreign currency translation
● Lower net periodic other postretirement benefit costs
● Lower incentive compensation expense
● Restructuring cost savings
Partially offset by:
● Wage and other cost inflation
● SG&A expenses attributable to acquired businesses
Other costs and income

	Six Months Ended June 30		Percent Change
($ in millions, except percentages)	2017	2016	2017 vs. 2016
Interest expense, net of Interest income	$43	$48	(10.4)%
Pension settlement charge	$22	$—	N/A
Asbestos settlement, net	$—	$5	(100.0)%
Other charges	$26	$46	(43.5)%
Other income	$(96)	$(59)	62.7%
Pension settlement charge
During the first quarter 2017, PPG made lump-sum payments to certain retirees who had participated in PPG's U.S. non-qualified pension plan (the "Nonqualified Plan") totaling approximately $40 million. As the lump-sum payments were in excess of the expected 2017 service and interest costs for the Nonqualified Plan, PPG remeasured the periodic benefit obligation of the Nonqualified Plan as of March 1, 2017 and recorded a settlement charge totaling $22 million during the first six-months of 2017.

Other charges
Other charges decreased $20 million, due in part to the absence of a prior year asset impairment charge of $10 million.
Other income
Other income increased $37 million from the prior year, primarily due to a second quarter 2017 gain from the sale of the Plaka business, income from a legal settlement, and the step-up to fair-value of our investment in two affiliates due to the acquisition of our partner's remaining ownership interest. These benefits were partially offset by the absence of a prior year gain from the sale of our investment in an equity affiliate.
Effective tax rate and earnings per diluted share

	Six Months Ended June 30		Percent Change
($ in millions, except percentages)	2017	2016	2017 vs. 2016
Income tax expense	$269	$394	(31.7)%
Effective tax rate	24.2%	36.7%	(12.5)%
Adjusted effective tax rate, continuing operations*	24.7%	24.7%	—%

Earnings per diluted share, continuing operations	$3.21	$2.47	30.0%
Adjusted earnings per diluted share*	$3.15	$2.96	6.4%
*See Regulation G Reconciliation.
Earnings per diluted share from continuing operations for the six months ended June 30, 2017 increased year-over-year. The Company benefited from the 9.2 million shares repurchased in the third and fourth quarters of 2016 and 1.6 million shares repurchased in the first quarter of 2017.

Regulation G Reconciliation - Results from Operations
PPG Industries believes investors’ understanding of the company’s operating performance is enhanced by the disclosure of net income, earnings per diluted share and the effective tax rate adjusted for certain charges. PPG’s management considers this information useful in providing insight into the company’s ongoing operating performance because it excludes the impact of items that cannot reasonably be expected to recur on a quarterly basis or that are not attributable to our primary operations. Net income, earnings per diluted share and the effective tax rate adjusted for these items are not recognized financial measures determined in accordance with U.S. generally accepted accounting principles (GAAP) and should not be considered a substitute for net income, earnings per diluted share, the effective tax rate or other financial measures as computed in accordance with U.S. GAAP. In addition, adjusted net income, earnings per diluted share and the effective tax rate may not be comparable to similarly titled measures as reported by other companies.
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

	Six months ended June 30, 2017
($ in millions, except percentages and per share amounts)	Income Before Income Taxes	Tax Expense	Effective Tax Rate	Net income from continuing operations (attributable to PPG)	Earnings per diluted share
As reported, continuing operations	$1,111	$269	24.2%	$832	$3.21
Adjusted for:
Transaction-related costs(1)	9	3	37.9%	6	0.02
Gain from sale of the Plaka business	(25)	(1)	3.2%	(24)	(0.09)
Gain from a legal settlement	(18)	(7)	37.9%	(11)	(0.04)
Pension settlement charge	22	8	37.9%	14	0.05
Adjusted, continuing operations, excluding certain charges	$1,099	$272	24.7%	$817	$3.15

	Six months ended June 30, 2016
($ in millions, except percentages and per share amounts)	Income Before Income Taxes	Tax Expense	Effective Tax Rate	Net income from continuing operations (attributable to PPG)	Earnings per diluted share
As reported, continuing operations	$1,074	$394	36.7%	$667	$2.47
Adjusted for:
Transaction-related costs(1)	8	3	37.6%	5	0.03
Gain on the sale of an investment in an equity affiliate	(20)	(7)	37.6%	(13)	(0.05)
Net tax effect of asbestos settlement funding	—	(128)	N/A	128	0.48
Asset write-down	10	3	25.0%	8	0.03
Adjusted, continuing operations, excluding certain charges	$1,072	$265	24.7%	$795	$2.96
(1) Transaction-related costs include advisory, legal, accounting, valuation, and other professional or consulting fees incurred to effect significant acquisitions, as well as similar fees and other costs to effect disposals not classified as discontinued operations. These costs also include certain charges associated with the Company’s business portfolio transformation.

Performance of Reportable Business Segments
Performance Coatings

	Six Months Ended June 30		$ Change	% Change
($ in millions, except per share amounts)	2017	2016	2017 vs. 2016	2017 vs. 2016
Net sales	$4,318	$4,377	$(59)	(1.3)%
Segment income	$698	$707	$(9)	(1.3)%

2017 vs. 2016
Performance Coatings net sales decreased $59 million (-1.3%) due to the following:
● Unfavorable foreign currency translation of approximately $85 million (-2%)
● Lower sales volumes (-1%)
Partially offset by:
● Higher selling prices (+1%)
● Net sales from acquisitions (+1%)
Architectural coatings - EMEA net sales increased by a low-to-mid-single-digit percentage year-over-year, despite unfavorable foreign currency translation. Sales volumes were down slightly year-over-year. Aggregate pricing improved as announced selling price increases in company-owned stores became effective. Acquisition-related sales, principally DEUTEK, contributed approximately $50 million to net sales.

Architectural coatings - Americas and Asia-Pacific sales volumes declined a low-single-digit-percentage versus the prior year. During the first half of 2017, initial pricing actions were implemented and sales volumes increased by a mid-single-digit percentage in company-owned stores in the U.S. and Canada. These benefits were offset by sales volumes declines in the U.S. and Canada independent dealer network and mixed sales volume results in national retail accounts. Sales volumes improved in the Asia-Pacific region year-over-year, while Latin America results varied by sub-region.

Protective and marine coatings sales volumes declined by a low-double-digit percentage year-over-year. Protective coatings sales volumes expanded in most regions but were more than offset by significant weakness in new shipbuilding activity, primarily in the Asia-Pacific region.

Aerospace coatings sales volumes were up modestly versus the prior year as industry growth rates remained tepid despite solid commercial airliner production levels.
Automotive refinish coatings organic sales grew by a low-single-digit percentage, led by above-market performance in U.S. and Canada. In Asia, net sales increased partially due to the recent Futian Xinshi acquisition in China.

Segment income decreased $9 million (-1.3%) year-over-year primarily due to increasing raw material costs, lower sales volumes, wage and other cost inflation and unfavorable foreign currency translation, which reduced segment income by approximately $20 million (Mexican peso, British pound and the euro). These cost increases were partially offset by lower manufacturing and overhead costs, including the initial benefits from business restructuring actions and initial selling price increases.

Industrial Coatings

	Six Months Ended June 30		$ Change	% Change
($ in millions, except per share amounts)	2017	2016	2017 vs. 2016	2017 vs. 2016
Net sales	$2,974	$2,816	$158	5.6%
Segment income	$537	$557	$(20)	(3.6)%

2017 vs. 2016
Industrial Coatings net sales increased $158 million (+6%) due to the following:
● Higher sales volumes (+4%), led by growth in Latin America and Asia-Pacific.
● Net sales attributable to acquired businesses (+4%)
Partially offset by:
● Lower selling prices (-1%)
● Unfavorable foreign currency translation of approximately $40 million (-1%)
PPG’s automotive OEM coatings sales volumes increased by a mid-single-digit percentage versus the prior year, outpacing the global automotive industry production growth rate, led by Europe, China, Mexico and Brazil. Sales volumes declined in the U.S. and Canada, partially reflecting lower year-over-year industry production.

General industrial coatings and specialty coatings and materials sales volumes, in aggregate, grew by a mid-single-digit percentage year-over-year. Demand levels remained mixed by end-use market and geography, with strong year-over-year growth led by Asia-Pacific, which outpaced regional industrial production demand growth. Sales volumes grew across most sub-segments, including year-over-year increases in electronics materials, heavy duty equipment and organic light emitting diode (OLED) materials. Acquisition-related sales from MetoKote added approximately $120 million.

Packaging coatings sales volumes grew by a low-single-digit percentage year-over-year, primarily driven by ongoing industry conversions to PPG’s new can coatings technologies led by the U.S.
Segment income decreased $20 million (-4%) year-over-year primarily due to lower selling prices, increasing raw material costs, wage and other cost inflation, higher transitory global transportation and logistics costs required to meet increased customer demand in Asia and unfavorable foreign currency translation ($10 million), partially offset by income from higher sales volumes, lower manufacturing and overhead costs, including the initial benefits from business restructuring actions, and acquisition-related income.

Liquidity and Capital Resources
PPG had cash and short-term investments totaling $1.6 billion and $1.9 billion at June 30, 2017 and December 31, 2016, respectively.
Cash from operating activities - continuing operations for the six months ended June 30, 2017 was $434 million. Cash used for operating activities - continuing operations was $79 million for the six months ended June 30, 2016. Operating cash flow increased primarily due to the absence of the cash paid to fund the PC asbestos bankruptcy trust in June 2016. This benefit was offset by higher working capital ($167 million) and higher cash tax and interest payments ($130 million).
Other approximate uses of cash during the six months ended June 30, 2017 included:

•	Capital expenditures, excluding acquisitions, of $135 million, or about 2% of sales.

•	Purchase of an investment in an equity affiliate of $100 million.

•	Business acquisition cash spending of $62 million.

•	Contributions to PPG's pension plans of $37 million.

•	Cash dividends paid of $205 million.

•	Share repurchases of $163 million.
In May 2016, PPG entered into two $250 million Term Loan Credit Agreements and subsequently prepaid the loans in December 2016.
In January 2016, PPG’s $250 million 1.9% notes matured, and PPG repaid these notes with cash on hand.

Total capital spending in 2017 is expected to be in the range of 2.5% to 3.0% of full year sales. PPG expects to make mandatory contributions to its non-U.S. pension plans in the range of $15 million to $25 million in the second half of 2017.
We believe that our cash on hand and short term investments, cash from operations and the Company’s available borrowing capacity will continue to be sufficient to fund operating activities, capital spending, including acquisitions, dividend payments, debt service, share repurchases and contributions to pension plans. We intend to deploy our cash in a timely, disciplined manner with a continued emphasis on incremental earnings accretive initiatives, including additional acquisitions and share repurchases. The Company expects cash deployment for acquisitions and share repurchases of at least $3.5 billion for the years 2017 and 2018 combined.
PPG's total debt to equity ratio (total debt, including capital leases, to total debt and PPG shareholders’ equity) was 45% at June 30, 2017 and 47% at December 31, 2016.
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

($ in millions, except percentages)	June 30, 2017	December 31, 2016	June 30, 2016
Trade Receivables, Net	$2,786	$2,288	$2,659
Inventories, FIFO	1,868	1,620	1,830
Trade Creditors’ Liabilities	2,187	1,907	2,025
Operating Working Capital	$2,467	$2,001	$2,464
Operating Working Capital as a % of Sales	16.2%	14.6%	16.3%
Days sales outstanding	59	54	56
Other Liquidity Information
Environmental

	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2017	2016	2017	2016
Cash outlays for environmental remediation activities	$10	$9	$22	$23

($ in millions)	Remainder of 2017	Annually 2018 - 2021
Projected future cash outlays for environmental remediation activities	$35 - $55	$25 - $50
Restructuring
The 2016 restructuring actions have anticipated annual savings of approximately $125 million once fully implemented. The company expects to achieve $40 million to $50 million in savings in 2017 with the remainder of the projected annual savings to be substantially realized by year-end 2018.
Taiwan Chlorine Industries
On April 11, 2017, PPG paid $100 million to acquire a 40% interest in Taiwan Chlorine Industries from China Petrochemical Development Corporation. Refer to Note 3, "Acquisitions and Divestitures" for additional information.
Akzo Nobel
From March to May 2017, PPG made several proposals to Akzo Nobel N.V. ("AkzoNobel") inviting AkzoNobel to enter into negotiations with PPG on a potential transaction to form a combined company, each of which AkzoNobel rejected. On June 1, 2017, PPG withdrew its proposal to combine with AkzoNobel and announced that it would not pursue a public offer for all the issued and outstanding shares of AkzoNobel.

Currency
Comparing exchange rates as of December 31, 2016 to June 30, 2017, the U.S. dollar weakened against numerous currencies in which PPG operates, most notably the Mexican peso. As a result, consolidated net assets at June 30, 2017 increased by $348 million, compared to December 31, 2016.
Comparing exchange rates during the first six months of 2017 to those of the first six months of 2016, the U.S. dollar strengthened against the currencies of most countries in which PPG operates, most notably the euro, Mexican peso and British pound. This had an unfavorable impact on income from continuing operations before income taxes for the six months ended June 30, 2017 of $29 million from the translation of these foreign earnings into U.S. dollars.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of June 30, 2017 and December 31, 2016, PPG had non-U.S. dollar denominated borrowings outstanding of $3.2 billion and $3.1 billion, respectively. A weakening of the U.S. dollar by 10% against European currencies and by 20% against Asian and South American currencies would have resulted in unrealized translation losses on these borrowings of approximately $366 million as of June 30, 2017 and $344 million as of December 31, 2016.
The fair value of foreign currency forward contracts outstanding as of June 30, 2017 and 2016 was a liability of $16 million and $2 million, respectively. The potential reduction in PPG's income from continuing operations resulting from the impact of adverse changes in exchange rates on the fair value of its outstanding foreign currency hedge contracts of 10% for European and Canadian currencies and 20% for Asian and Latin American currencies for the six months ended June 30, 2017 and 2016 was $75 million and $45 million, respectively.
There were no other material changes in the Company’s exposure to market risk from December 31, 2016 to June 30, 2017. See Note 13, “Financial Instruments, Hedging Activities and Fair Value Measurements” for a description of our instruments subject to market risk.
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
Under the PPG Deferred Compensation Plan for Directors, each director may elect to defer the receipt of all or any portion of the compensation paid to such director for serving as a PPG director. All deferred payments are held in the form of common stock equivalents. Payments out of the deferred accounts are made in the form of common stock of the Company (and cash as to any fractional common stock equivalent). In the second quarter of 2017, the directors, as a group, were credited with 8,594 common stock equivalents under this plan. The value of these common stock equivalents, when credited, ranged from $105.00 to $110.14.
Issuer Purchases of Equity Securities
No shares were repurchased in the quarter ended June 30, 2017 under the current $2 billion share repurchase program approved in October 2016. The maximum number of shares that may yet be purchased under this program is 15,518,321 shares. The remaining shares yet to be purchased under the 2016 program have been calculated using PPG’s closing stock price on the last business day of June 2017. This repurchase program has no expiration date.

Item 6. Exhibits
See the Index to Exhibits on Page 42.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PPG INDUSTRIES, INC.
(Registrant)

Date:	July 21, 2017	By:	/s/ Vincent J. Morales
Vincent J. Morales Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

		By:	/s/ Mark C. Kelly
Mark C. Kelly Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Index to Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q.

†12	Computation of Ratio of Earnings to Fixed Charges for the Six Months Ended June 30, 2017 and for the Five Years Ended December 31, 2016.
†31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
††32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
††32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

† Filed herewith.
†† Furnished herewith.
* Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income for the three and six months ended June 30, 2017 and 2016, (ii) the Condensed Consolidated Balance Sheet at June 30, 2017 and December 31, 2016, (iii) the Condensed Consolidated Statement of Cash Flows for the three and six months ended June 30, 2017 and 2016, and (iv) Notes to Condensed Consolidated Financial Statements for the three and six months ended June 30, 2017.