Form 10-K
period 2017-12-31
PPG INDUSTRIES INC
filed 2018-02-15
CIK 79879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2017
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
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  YES  ☒    NO  ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES  ☐    NO  ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒    NO  ☐
Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES  ☒    NO  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Act).  YES  ☐    NO  ☒
The aggregate market value of common stock held by non-affiliates as of June 30, 2017, was $28,173 million.
As of January 31, 2018, 249,880,613 shares of the Registrant’s common stock, with a par value of $1.66 2/3 per share, were outstanding. As of that date, the aggregate market value of common stock held by non-affiliates was $29,638 million.

 DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated By Reference In Part No.
Portions of PPG Industries, Inc. Proxy Statement for its 2018 Annual Meeting of Shareholders	III

2017 PPG ANNUAL REPORT AND FORM 10-K 7

PPG INDUSTRIES, INC.
AND CONSOLIDATED SUBSIDIARIES

As used in this report, the terms “PPG,” “Company,” “Registrant,” “we,” “us” and “our” refer to PPG Industries, Inc., and its subsidiaries, taken as a whole, unless the context indicates otherwise.

Note on Incorporation by Reference
Throughout this report, various information and data are incorporated by reference from the Company’s 2017 Annual Report (hereinafter referred to as “the Annual Report”). Any reference in this report to disclosures in the Annual Report shall constitute incorporation by reference only of that specific information and data into this Form 10-K.

8 2017 PPG ANNUAL REPORT AND 10-K

FINANCIAL HIGHLIGHTS
Below are our key financial results from continuing operations for the fiscal year ended December 31, 2017:

•	Net sales were $14.8 billion, up 3% from the prior year, driven primarily by higher sales volumes and acquisition-related sales.

•
Cost of sales, exclusive of depreciation and amortization increased 7% to $8.2 billion, driven primarily by raw material cost inflation, higher sales volumes and higher cost of sales from acquired businesses.

•	Selling, general and administrative expenses of $3.6 billion were slightly lower compared to the prior year.

•
Income before income taxes was $2,008 million up $1.2 billion year-over-year, due to the absence of pension settlement charges related to the purchase of group annuity contracts and a business restructuring charge.

•	Net income from continuing operations was $1,371 million and earnings per diluted share was $5.32.

•	Adjusted net income from continuing operations was $1,513 million and adjusted earnings per diluted share was $5.87.

•	Cash and short-term investments were approximately $1.5 billion at year-end.

•	Cash from operating activities - continuing operations was $1,556 million.

•	Capital expenditures for modernization, productivity and regulatory improvements was $360 million.

•	Cash used for business acquisitions (net of cash acquired), was $325 million.

•	The Company raised the per-share dividend by 13%, paid approximately $434 million in dividends and also repurchased $813 million of its outstanding common stock.

•	The Company expects to deploy at least $3.5 billion for acquisitions and share repurchases during 2017 and 2018 combined, with $1.1 billion deployed in 2017.

•
The 2017 effective tax rate was 30.7%, which includes a $134 million net charge related to the enactment of the U.S. Tax Cuts and Jobs Act. This net charge is $37 million higher than the net charge included in PPG’s fourth quarter earnings release and Form 8-K furnished on January 18, 2018, primarily due to new IRS regulations issued and refinements of the Company’s estimates. While the Company has made a preliminary assessment of the new legislation’s impact on PPG, U.S. regulatory agencies will be issuing further regulations and clarifying interpretations over 2018 which could alter the Company’s conclusions regarding the impact of the new law. Further, PPG may continue to refine its estimates to incorporate new or better information as it comes available. The Company’s adjusted effective tax rate was 24.4%.

For further information and a full discussion and analysis of business performance for the years ended December 31, 2017, 2016, and 2015 and a reconciliation of non-GAAP financial measures, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

Part I
Item 1. Business
PPG Industries, Inc., manufactures and distributes a broad range of paints, coatings and specialty materials. PPG was incorporated in Pennsylvania in 1883. PPG’s vision is to be the world’s leading coatings company by consistently delivering high-quality, innovative and sustainable solutions that customers trust to protect and beautify their products and surroundings.  PPG’s business is comprised of two reportable business segments: Performance Coatings and Industrial Coatings.
In September 2017, PPG completed the sale of its North American fiber glass business, which represents the culmination of a multi-year strategic shift in the Company's business portfolio, resulting in the exit of all glass operations. Accordingly, all historical information has been recast to present the Glass segment as discontinued operations and assets held for sale. Refer to Note 2, “Acquisitions and Divestitures” under Item 8 of this Form 10-K for further information relating to this transaction.
Performance Coatings and Industrial Coatings
PPG is a major global supplier of coatings. The Performance Coatings and Industrial Coatings reportable business segments supply coatings and specialty materials to customers in a wide array of end-use markets, including industrial equipment and components, packaging material; aircraft and marine equipment; automotive original equipment (“automotive OEM”); automotive refinish; as well as for other industrial and consumer products. PPG also serves commercial and residential new build and maintenance markets by supplying coatings to painting and maintenance contractors and directly to consumers for decoration and maintenance. The coatings industry is highly competitive and consists of several large firms with global presence and many smaller firms serving local or regional markets. PPG competes in its primary markets with the world’s largest coatings companies, most of which have global operations, and many smaller regional coatings companies.

2017 PPG ANNUAL REPORT AND FORM 10-K 9

PERFORMANCE COATINGS

Strategic Business Unit	Products	Primary End-use Markets	Main Distribution Methods	Brands
Refinish Coatings	Coatings, solvents, adhesives, sundries, software	Automotive and commercial transport/fleet repair and refurbishing, light industrial coatings and specialty coatings for signs.	Independent distributors and direct to customers	PPG®
Aerospace Coatings	Coatings, sealants, transparencies, transparent armor, packaging and chemical management services for the aerospace industry	Commercial, military, regional jet and general aviation aircraft	Direct to customers and company-owned distribution network	PPG®
Protective and Marine Coatings	Coatings and finishes for the protection of metals and structures	Metal fabricators, heavy duty maintenance contractors and manufacturers of ships, bridges and rail cars	Company-owned architectural coatings stores, independent distributors, concessionaires and direct to customers	PPG®
Architectural Coatings Americas and Asia Pacific	Coatings and purchased sundries	Painting and maintenance contractors and consumers for decoration and maintenance of residential and commercial building structures	Company-owned stores, home centers and other regional or national consumer retail outlets, paint dealers, concessionaires, independent distributors and direct to customers	PPG®, GLIDDEN®, COMEX®, OLYMPIC®, DULUX® (in Canada), SIKKENS®, PPG PITTSBURGH PAINTS®, MULCO®, FLOOD®, LIQUID NAILS®, SICO®, CIL®, RENNER®, TAUBMANS®, WHITE KNIGHT®, BRISTOL®, HOMAX® among others.
Architectural Coatings Europe, Middle East and Africa (EMEA)				SIGMA®, HISTOR®, SEIGNEURIE®, GUITTET®, PEINTURES GAUTHIER®, RIPOLIN®, JOHNSTONE’S®, LEYLAND®, PRIMALEX®, DEKORAL®, TRILAK®, PROMINENT PAINTS®, GORI®, BONDEX®, and DANKE!® among others.

Major Competitive Factors	Product performance, technology, quality, technical and customer service, price, customer productivity, distribution, and brand recognition
Global Competitors
Akzo Nobel N.V., Axalta Coating Systems Ltd., BASF Corporation, Benjamin Moore, Hempel A/S, the Jotun Group, Masco Corporation, Materis Paints, Nippon Paint; RPM International Inc, the Sherwin-Williams Company and Tikkurila Oyj

Average Number of Employees in 2017	28,200
Principal Manufacturing and Distribution Facilities
Amsterdam, Netherlands; Birstall, United Kingdom; Budapest, Hungary; Clayton, Australia; Delaware, Ohio; Dover, Del.; Gonfreville, France; Huntsville, Ala.; Huron, Ohio; Kunshan, China; Little Rock, Ark.; Mexico City, Mexico; Milan, Italy; Mojave, Calif.; Moreuil, France; Shildon, United Kingdom; Sylmar, Calif.; Soborg, Denmark; Stowmarket, United Kingdom; Tepexpan, Mexico and Wroclaw, Poland.

10 2017 PPG ANNUAL REPORT AND 10-K

INDUSTRIAL COATINGS

Strategic Business Unit	Products	Primary End-use Markets	Main Distribution Methods	Brands
Automotive OEM Coatings	Specifically formulated coatings, adhesives and sealants and metal pretreaments	Automotive original equipment manufacturer (OEM)	Direct to manufacturing companies and various coatings applicators	PPG®
Industrial Coatings
Appliances, agricultural and construction equipment, consumer electronics, automotive parts and accessories, building products (including residential and commercial construction), transportation vehicles and numerous other finished products.
PPG®
Packaging Coatings	Specifically formulated coatings	Widely used for the protection, performance and decoration of metal cans, closures, plastic tubes, industrial packaging, and promotional and specialty packaging.		PPG®
Specialty Coatings and Materials	Amorphous precipitated silicas, TESLIN® substrate, Organic Light Emitting Diode (OLED) materials, optical lens materials and photochromic dyes
SILICA - Tire, battery separator and other end-use markets;
TESLIN - used in applications such as radio frequency identification (RFID) tags and labels, e-passports, drivers’ licenses and identification cards;
OLED - for use in displays and lighting; Lens materials - for optical lenses and color-change products.
PPG®
Coatings Services(a)	Services and coatings application
On-site coatings services within several customer manufacturing locations as well as at regional service centers. Customers ship parts to service centers where they are treated to enhance paint adhesion and painted with electrocoat, powder or liquid coatings. Coated parts are then shipped to the customer’s next stage of assembly.
			On site at customer locations or at our company-owned service centers	PPG®
(a) Effective January 1, 2018, the coating services business unit has been merged into the industrial coatings business unit to achieve operational efficiencies and to realign management teams and operations to better deliver our total value proposition and provide optimal solutions to our customers.

Technology / Alliances
PPG’s automotive OEM coatings business was the first to introduce breakthrough automotive coating technologies such as cathodic electrocoat, powder clearcoat, compact paint systems and factory-applied spray-in bedliners, and the Company has a continued focus on innovation leadership. PPG has established alliances with Kansai Paints to serve Japanese-based automotive OEM customers in North America and Europe and Asian Paints Ltd. to serve certain aftermarket customers and automotive OEM customers in India.

Major Competitive Factors	Product performance, technology, quality, technical and customer service, price, customer productivity and distribution.
Global Competitors	Akzo Nobel N.V., Axalta Coating Systems Ltd., BASF Corporation, Kansai Paints, Nippon Paint and the Sherwin-Williams Company
2017 Strategic Acquisitions	The Crown Group (Crown) - Refer to Note 2, “Acquisitions and Divestitures” under Item 8 of this Form 10-K for more information.
Average Number of Employees in 2017	14,800
Principal Manufacturing and Distribution Facilities
Barberton, Ohio; Busan, South Korea; Cieszyn, Poland; Cleveland, Ohio; Lake Charles, La.; Oak Creek, Wis.; Quattordio, Italy; San Juan del Rio, Mexico; Sumaré, Brazil; Tianjin, China, and Zhangjiagang, China

2017 PPG ANNUAL REPORT AND FORM 10-K 11

Research and Development

($ in millions)	2017	2016	2015
Research and development costs, including depreciation of research facilities	$474	$479	$484
% of annual net sales	3.2%	3.4%	3.4%
Technology innovation has been a hallmark of PPG’s success throughout its history. The Company seeks to optimize its investment in research and development to create new products to drive profitable growth. We align our product development with the macro trends in the end-use markets we serve and leverage core technology platforms to develop products for unmet market needs. Our history of successful technology introductions is based on a commitment to an efficient and effective innovation process and disciplined portfolio management. We have obtained government funding for a small portion of the Company’s research efforts, and we will continue to pursue government funding where appropriate.
PPG owns and operates several facilities to conduct research and development for new and improved products and processes. In addition to the Company’s centralized principal research and development centers (See Item 2. “Properties” of this Form 10-K), operating segments manage their development through centers of excellence. As part of our ongoing efforts to manage our formulations and raw material costs effectively, we operate a global competitive sourcing laboratory in China. Because of the Company’s broad array of products and customers, PPG is not materially dependent upon any single technology platform.
Raw Materials and Energy
The effective management of raw materials and energy is important to PPG’s continued success. The Company’s most significant raw materials are epoxy and other resins, titanium dioxide and other pigments, and solvents in the coatings businesses and sand and soda ash for the specialty coatings and materials business. Coatings raw materials, which include both organic, primarily petroleum based, materials and inorganic materials, including titanium dioxide, comprise between 70% and 80% of the Company’s cost of sales, excluding depreciation and amortization, in most coatings formulations and represent PPG’s single largest production cost component.
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
Changes to chemical registration regulations have been proposed or implemented in the EU and many other countries, including China, Canada, the United States (U.S.), and Korea. Because implementation of many of these programs has not been finalized, the financial impact cannot be estimated at this time. We anticipate that the number of chemical registration regulations will continue to increase globally, and we have implemented programs to track and comply with these regulations.
Given the recent volatility in certain energy-based input costs and foreign currencies, the Company is not able to predict with certainty the 2018 full year impact of related changes in raw material pricing; however, PPG currently expects overall coatings raw material costs to increase a mid-single-digit percentage in the first half of 2018, with impacts varied by region and commodity. Further, given the distribution nature of many of our businesses, logistics and distribution costs are sizable, as are wages and benefits but to a lesser degree. PPG typically experiences fluctuating prices for energy and raw materials

12 2017 PPG ANNUAL REPORT AND 10-K

driven by various factors, including changes in supplier feedstock costs and inventories, global industry activity levels, foreign currency exchange rates, government regulation, and global supply and demand factors. In aggregate, average raw material cost inflation rose by a mid-single-digit percentage in 2017 versus 2016, driven mostly by supply related factors including an unusually high number of supplier force majeure events in Europe, Chinese environmental regulation enforcement and severe hurricanes in the U.S. In addition, oil prices moved much higher in the second half of 2017 also contributing to raw material inflation.
Patents

($ in millions)	2017	2016	2015
Revenue earned from royalties and the sale of technical know-how	$11	$12	$15
PPG considers patent protection to be important; however, the Company’s operating segments are not materially dependent upon any single patent or group of related patents.
Backlog
In general, PPG does not manufacture its products against a backlog of orders. Production and inventory levels are geared primarily to projections of future demand and the level of incoming orders.
Global Operations
PPG has a significant investment in non-U.S. operations. This broad geographic footprint serves to lessen the significance of economic impacts occurring in any one region on PPG’s total net sales and income from continuing operations. As a result of our expansion outside the U.S., we are subject to certain inherent risks, including economic and political conditions in international markets and fluctuations in foreign currency exchange rates. During 2017, favorable foreign currency translation increased net sales by approximately $55 million and decreased income from continuing operations by $7 million.
Our net sales in the developed and emerging regions of the world for the years ended December 31st are summarized below:

($ in millions)
Net Sales	2017	2016	2015
United States, Canada, Western Europe	$9,913	$9,773	$9,692
Latin America, Central and Eastern Europe, Middle East, Africa, Asia Pacific	4,837	4,497	4,549
Total	$14,750	$14,270	$14,241
Refer to Note 19, “Reportable Business Segment Information” under Item 8 of this Form 10-K for geographic information related to PPG’s property, plant and equipment, and for additional geographic information pertaining to sales.
Seasonality
PPG’s income from continuing operations has typically been greater in the second and third quarters and cash from operating activities has been greatest in the fourth quarter due to end-use market seasonality, primarily in PPG’s architectural coatings businesses. Demand for PPG’s architectural coatings products is typically the strongest in the second and third quarters due to higher home improvement, maintenance and construction activity during the spring and summer months in the U.S., Canada and Europe. The Latin America paint season is the strongest in the fourth quarter. These cyclical activity levels result in the collection of outstanding receivables and lower inventory on hand in the fourth quarter generating higher cash from operating activities.
Employee Relations
The average number of people employed worldwide by PPG during 2017 was about 47,200. The Company has numerous collective bargaining agreements throughout the world. We observe local customs, laws and practices in labor relations when negotiating collective bargaining agreements. There were no significant work stoppages in 2017. While we have experienced occasional work stoppages as a result of the collective bargaining process and may experience some work stoppages in the future, we believe that we will be able to negotiate all labor agreements on satisfactory terms. To date, these work stoppages have not had a significant impact on PPG’s results of operations. Overall, the Company believes it has good relationships with its employees.
Environmental Matters
PPG is committed to operating in a sustainable manner and to helping our customers meet their sustainability goals. Our sustainability efforts are led by the Technology and Environment Committee of our Board of Directors and our Sustainability Committee, which is comprised of members of PPG’s senior management team. The Sustainability Committee establishes

2017 PPG ANNUAL REPORT AND FORM 10-K 13

policies, programs, procedures and goals to address sustainability in our business practices, including resource management, climate change, innovation, communications, purchasing, manufacturing and employee wellness.
Our dedication to innovation is intertwined with sustainability. Once again in 2017, we increased the percent of our sales from sustainable products. We are marketing an ever-growing variety of products and services that provide environmental, safety and other benefits to our customers. Our products contribute to lighter, more fuel-efficient vehicles, airplanes and ships, and they help our customers reduce their energy consumption, conserve water and reduce waste. These products include a compact automotive paint process that saves energy and reduces water usage; sustainable, waterborne coatings formulations; lightweight sealants and coatings for aircraft; coatings that cool surfaces; and solutions for autonomous and battery-powered vehicles.
Public and governmental concerns related to climate change continue to grow, leading to efforts to limit the greenhouse gas (“GHG”) emissions believed to be responsible. While PPG has operations in many countries, a substantial portion of PPG’s GHG emissions are generated by locations in the U.S. where considerable legislative and regulatory activity has been taking place. PPG has, and will continue to, annually report our global GHG emissions to the voluntary Carbon Disclosure project.
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
Our commitment to sustainability continues to yield tangible results. In 2017, we again made significant progress reducing our energy intensity, greenhouse gas emissions intensity, water usage intensity and waste intensity. More information about PPG’s sustainability values, efforts, goals and data and our community and employee engagement programs can be found in our Sustainability Report and on our sustainability website at http://sustainability.ppg.com and on the Carbon Disclosure Project’s website at www.cdp.net.
PPG is subject to existing and evolving standards relating to protection of the environment. In management’s opinion, the Company operates in an environmentally sound manner and is well positioned, relative to environmental matters, within the industries in which it operates. PPG is negotiating with various government agencies concerning 126 current and former manufacturing sites and offsite waste disposal locations, including 24 sites on the National Priority List. While PPG is not generally a major contributor of wastes to these offsite waste disposal locations, each potentially responsible party may face governmental agency assertions of joint and several liability. Generally, however, a final allocation of costs is made based on relative contributions of wastes to the site. There is a wide range of cost estimates for cleanup of these sites, due largely to uncertainties as to the nature and extent of their condition and the methods that may have to be employed for their remediation. The Company has established reserves for onsite and offsite remediation of those sites where it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.
The Company’s experience to date regarding environmental matters leads it to believe that it will have continuing expenditures for compliance with provisions regulating the protection of the environment and for present and future remediation efforts at waste and plant sites. Management anticipates that such expenditures will occur over an extended period of time.
In addition to the $258 million currently reserved for environmental remediation efforts, we may be subject to loss contingencies related to environmental matters estimated to be approximately $100 million to $200 million. These reasonably possible unreserved losses relate to environmental matters at a number of sites, none of which are individually significant. The loss contingencies related to these sites include significant unresolved issues such as the nature and extent of contamination at these sites and the methods that may have to be employed to remediate them.

($ in millions)	2017	2016	2015
Capital expenditures for environmental control projects	$7	$18	$15
It is expected that expenditures for such projects in 2018 will be in the range of $10 million to $20 million. Although future capital expenditures are difficult to estimate accurately because of constantly changing regulatory standards and policies, it can be anticipated that environmental control standards will become increasingly stringent and the cost of compliance will increase.
Management believes that the outcome of these environmental contingencies will not have a material adverse effect on PPG’s financial position or liquidity; however, any such outcome may be material to the results of operations of any particular period in which costs, if any, are recognized. See Note 13, “Commitments and Contingent Liabilities,” under Item 8 of this

14 2017 PPG ANNUAL REPORT AND 10-K

Form 10-K for additional information related to environmental matters and our accrued liability for estimated environmental remediation costs.
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
Item 1A. Risk Factors
As a global manufacturer of paints, coatings and specialty materials, we operate in a business environment that includes risks. These risks are not unlike the risks we have faced in the recent past nor are they unlike risks faced by our competitors. Each of the risks described in this section could adversely affect our results of operations, financial position and liquidity. While the factors listed here are considered to be the more significant factors, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles which may adversely affect our businesses and our results of operations.
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
Refer to Item 1. “Raw Materials and Energy” of this Form 10-K for a discussion of the current year trends and outlook in raw material and energy costs.
The pace of economic growth and level of uncertainty could have a negative impact on our results of operations and cash flows.
During 2017, economic conditions improved in all of our major geographical regions while remaining mixed by end-use market. PPG provides products and services to a variety of end-use markets in many geographies. This broad end-use market exposure and expanded geographic presence lessens the significance of any individual decrease in activity levels; nonetheless, lower demand levels may result in lower sales, which would result in reduced income from continuing operations and cash from operating activities.
Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K for discussion of the economic conditions in 2017 and our outlook on certain economic conditions in 2018.
We are subject to existing and evolving standards relating to the protection of the environment.
Environmental laws and regulations control, among other things, the discharge of pollutants into the air and water, the handling, use, treatment, storage and clean-up of hazardous and non-hazardous waste, the investigation and remediation

2017 PPG ANNUAL REPORT AND FORM 10-K 15

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
PPG is involved in a number of lawsuits and claims, both actual and potential, in which substantial monetary damages are sought. Those lawsuits and claims relate to contract, patent, environmental, product liability, asbestos exposure, antitrust, employment and other matters arising out of the conduct of PPG’s current and past business activities. Any such claims, whether with or without merit, could be time consuming, expensive to defend and could divert management’s attention and resources. We maintain insurance against some, but not all, of these potential claims, and the levels of insurance we do maintain may not be adequate to fully cover any and all losses. We believe that, in the aggregate, the outcome of all current lawsuits and claims involving PPG, including those described in Note 13, “Commitments and Contingent Liabilities” under Item 8 of this Form 10-K, will not have a material effect on PPG’s consolidated financial position or liquidity; however, such outcome may be material to the results of operations of any particular period in which costs, if any, are recognized. Nonetheless, the results of any future litigation or claims are inherently unpredictable, and such outcomes could have a material adverse effect on our results of operations, cash from operating activities or financial condition.
Fluctuations in foreign currency exchange rates could affect our financial results.
We earn revenues, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues and expenses into U.S. dollars at the average exchange rate during each reporting period, as well as assets and liabilities into U.S. dollars at exchange rates in effect at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against other currencies will affect our net sales, net income and the value of balance sheet items denominated in foreign currencies. We may use derivative financial instruments to reduce our net exposure to currency exchange rate fluctuations related to foreign currency transactions. However, fluctuations in foreign currency exchange rates, particularly the strengthening or weakening of the U.S. dollar against major currencies, could adversely or positively affect our financial condition and results of operations expressed in U.S. dollars. In 2017, changes in the U.S. dollar versus our mix of currencies had a favorable impact on full year net sales and an unfavorable impact on income before income taxes from the translation of foreign earnings into U.S. dollars of approximately $55 million and $7 million, respectively.
We are subject to a variety of complex U.S. and non-U.S. laws and regulations which could increase our compliance costs.
We are subject to a wide variety of complex U.S. and non-U.S. laws and regulations, and legal compliance risks, including securities laws, tax laws, environmental laws, employment and pension-related laws, competition laws, U.S. and foreign export and trading laws, and laws governing improper business practices, including bribery. We are affected by new laws and regulations and changes to existing laws and regulations, as well as interpretations by courts and regulators. These laws and regulations effectively expand our compliance obligations and potential enforcement actions by governmental authorities or litigation related to them.
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
PPG has a significant investment in global operations. This broad geographic footprint serves to lessen the significance of economic impacts occurring in any one region. Notwithstanding the benefits of geographic diversification, our ability to achieve and maintain profitable growth in international markets is subject to risks related to the differing legal, political, social and

16 2017 PPG ANNUAL REPORT AND 10-K

regulatory requirements and economic conditions of many countries. As a result of our operations outside the U.S., we are subject to certain inherent risks, including political and economic uncertainty, inflation rates, exchange rates, trade protection measures, local labor conditions and laws, restrictions on foreign investments and repatriation of earnings, and weak intellectual property protection. Our percentage of sales generated in 2017 by products sold outside the U.S. was approximately 62%.
Changes in the tax regimes and related government policies and regulations in the countries in which we operate could adversely affect our results and our effective tax rate.
As a multinational corporation, we are subject to various taxes in both the U.S. and non-U.S. jurisdictions. Due to economic and political conditions, tax rates in these various jurisdictions may be subject to significant change. Our future effective income tax rate could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets or changes in tax laws or their interpretation. In December 2017, the U.S. enacted the U.S. Tax Cuts and Job Act. While the Company has made a preliminary assessment of the new legislation’s impact on PPG, U.S. regulatory agencies will be issuing further regulations and clarifying interpretations over the next year which could alter the Company’s conclusions regarding the impact of the new law. Further, PPG may continue to refine its estimates to incorporate new or better information as it comes available. Recent developments, including the European Commission’s investigations on illegal state aid as well as the Organisation for Economic Co-operation and Development project on Base Erosion and Profit Shifting may result in changes to long-standing tax principles, which could adversely affect our effective tax rate or result in higher cash tax liabilities. If our effective income tax rate was to increase, our cash from operating activities, financial condition and results of operations would be adversely affected.
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
Integrating acquired businesses into our existing operations.
Part of the Company’s strategy is growth through acquisitions. Over the last decade, we have successfully completed more than 50 acquisitions and we will likely acquire additional businesses and enter into additional joint ventures in the future. Growth through acquisitions and the formation of joint ventures involve risks, including:

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
These risks or other problems encountered in connection with our past or future acquisitions and joint ventures could cause delays in realizing the anticipated benefits of such acquisitions or joint ventures and could adversely affect our results of operations, cash from operating activities or financial condition.

2017 PPG ANNUAL REPORT AND FORM 10-K 17

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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The Company’s corporate headquarters is located in Pittsburgh, Pa. The Company’s manufacturing facilities, sales offices, research and development centers and distribution centers are located throughout the world. As of February 15, 2018, the Company operated 133 manufacturing facilities in 39 countries. See Item 1. “Business” of this Form 10-K for the principal manufacturing and distribution facilities by reportable segment.
The Company has manufacturing facilities in the following geographic areas:

United States and Canada:	39 facilities.	EMEA:	54 facilities in 23 countries.
Latin America:	14 facilities in 5 countries.	Asia Pacific:	26 facilities in 9 countries.
The Company’s principal research and development centers are located in Allison Park, Pa.; Monroeville, Pa.; Burbank, Calif.; Tianjin, China; Amsterdam, Netherlands and Tepexpan, Mexico.
The Company’s headquarters, certain distribution centers and substantially all company-owned paint stores are located in facilities that are leased while the Company’s other facilities are generally owned. Our facilities are considered to be suitable and adequate for the purposes for which they are intended and overall have sufficient capacity to conduct business in the upcoming year.

18 2017 PPG ANNUAL REPORT AND 10-K

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
In March 2016, the Natural Resource Trustees for the Calcasieu River Estuary (the United States Department of the Interior, acting through the United States Fish and Wildlife Service, the National Oceanic and Atmospheric Administration of the United States Department of Commerce, the Louisiana Department of Environmental Quality and the Louisiana Department of Wildlife and Fisheries) reached an agreement in principle with PPG and two other potentially responsible parties to resolve the Trustees’ claims for natural resource damages alleged to have been caused by the release of hazardous substances into the Estuary. In the fourth quarter of 2017, PPG signed a consent decree prepared by the US Department of Justice for settlement of potential natural resource damage claims at the Calcasieu River Estuary. PPG’s share of this settlement is $3.6 million. Payment of PPG’s share of the settlement is required to be made into an escrow account within 30 days of filing the agreement with the court and is expected to occur in the first quarter of 2018.

2017 PPG ANNUAL REPORT AND FORM 10-K 19

Executive Officers of the Company
Set forth below is information related to the Company’s executive officers as of February 15, 2018.

Name	Age	Title
Michael H. McGarry (a)	59	Chairman and Chief Executive Officer since September 2016
Glenn E. Bost II (b)	65	Senior Vice President and General Counsel since July 2010
Jean-Marie Greindl (c)	55	Senior Vice President, Architectural Coatings and President PPG EMEA since March 2016
Timothy M. Knavish (d)	52	Senior Vice President, Industrial Coatings since October 2017
Ramaparasad Vadlamannati (e)	55	Senior Vice President, Protective and Marine Coatings since March 2016
Vincent J. Morales (f)	52	Senior Vice President and Chief Financial Officer since March 2017

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

(c)
Mr. Greindl served as Vice President, Automotive Coatings, EMEA and President, PPG EMEA from February 2013 through February 2016, Vice President, Automotive Coatings, EMEA from January 2011 through January 2013 and Vice President, Automotive Coatings, Europe from October 2010 through December 2010.

(d)
Mr. Knavish served as Senior Vice President, Automotive Coatings from March 2016 through September 2017, Vice President, Protective and Marine Coatings from August 2012 through February 2016 and Vice President, Automotive Coatings, Americas from March 2010 through July 2012.

(e)
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

(f)
Mr. Morales served as Vice President, Finance from June 2016 through February 2017. From June 2015 through June 2016, he served as Vice President Investor Relations and Treasurer and from October 2007 through May 2015 he served as Vice President, Investor Relations.

Item 4. Mine Safety Disclosures
Not Applicable.

20 2017 PPG ANNUAL REPORT AND 10-K

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
Directors who are not also officers of the Company may receive common stock equivalents pursuant to the PPG Industries, Inc. Deferred Compensation Plan for Directors (“PPG Deferred Compensation Plan for Directors”). Common stock equivalents are hypothetical shares of common stock having a value on any given date equal to the value of a share of common stock. Common stock equivalents earn dividend equivalents that are converted into additional common stock equivalents but carry no voting rights or other rights afforded to a holder of common stock. The common stock equivalents credited to directors under this plan are exempt from registration under Section 4(a)(2) of the Securities Act of 1933 as private offerings made only to directors of the Company in accordance with the provisions of the plan.
Under the PPG Deferred Compensation Plan for Directors, each director may elect to defer the receipt of all or any portion of the compensation paid to such director for serving as a PPG director. All deferred payments are held in the form of common stock equivalents. Payments out of the deferred accounts are made in the form of common stock of the Company (and cash as to any fractional common stock equivalent). The directors, as a group, were credited with 14,007; 17,807; and 15,445 common stock equivalents in 2017, 2016 and 2015, respectively, under this plan. The values of the common stock equivalents, when credited, ranged from $95.25 to $115.89 in 2017; $95.63 to $116.07 in 2016, and $90.13 to $98.73 in 2015.

Issuer Purchases of Equity Securities - Fourth Quarter, 2017
Month	Total Number of Shares Purchased	Avg. Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Max. Number of Shares That May Yet Be Purchased Under the Programs(1)
October 2017
Repurchase program	1,221,668	$114.35	1,221,668	11,327,456
November 2017
Repurchase program	1,152,976	$115.64	1,152,976	10,127,329
December 2017
Repurchase program	1,091,300	$116.36	1,091,300	30,443,353
Total quarter ended December 31, 2017
Repurchase program	3,465,944	$115.41	3,465,944	30,443,353

(1)
In December 2017, PPG's board of directors approved a $2.5 billion share repurchase program. This program is in addition to the company’s existing share repurchase authorization, which was approved in October 2016. The remaining shares yet to be purchased under the programs have been calculated using PPG’s closing stock price on the last business day of the respective month. These repurchase programs have no expiration date.

No shares were withheld in satisfaction of the exercise price and/or tax withholding obligation by holders of employee stock options who exercised options granted under the Company’s equity compensation plans in the fourth quarter of 2017.
Item 6. Selected Financial Data
The information required by Item 6 regarding the selected financial data for the five years ended December 31, 2017 is included in Exhibit 13.2 filed with this Form 10-K and is incorporated herein by reference. This information is also reported in the Five-Year Digest on page 96 of the Annual Report to shareholders.

2017 PPG ANNUAL REPORT AND FORM 10-K 21

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Performance Overview
Net Sales

				% Change
($ in millions, except percentages)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
United States and Canada	$6,309	$6,254	$6,232	0.9%	0.4%
Europe, Middle East and Africa (EMEA)	4,389	4,164	4,103	5.4%	1.5%
Asia Pacific	2,523	2,431	2,433	3.8%	(0.1)%
Latin America	1,529	1,421	1,473	7.6%	(3.5)%
Total	$14,750	$14,270	$14,241	3.4%	0.2%

2017 vs. 2016
Net sales increased $480 million due to the following:
● Acquisition-related sales (+1%)
● Higher sales volumes (+1%)
● Slightly favorable foreign currency translation
● Slightly higher selling prices
Net sales from acquired businesses, net of divestitures, added over $200 million of sales in 2017, primarily MetoKote, DEUTEK, Univer and The Crown Group.
U.S. and Canada sales volumes declined slightly year-over-year, with mixed demand by business and end-use market segment. Sales volumes in architectural coatings U.S. company-owned stores grew by a mid-single-digit percentage, but were more than offset by sales volumes declines in the independent dealer networks and national retail (DIY) customer accounts in aggregate. Automotive OEM coatings sales volumes declined year-over-year and lagged industry demand levels due to a customer-driven market-share shift away from PPG that was offset in other regions of the world. These decreases in sales volumes were partially offset by higher sales volumes in specialty coatings and materials, automotive refinish coatings, general industrial coatings, aerospace coatings and packaging coatings.

EMEA sales volumes increased a low-single-digit percentage versus the prior year. Sales volumes in our automotive OEM coatings and aerospace coatings businesses each grew by a mid-single-digit percentage. Specialty coatings and materials sales volumes grew by a double-digit percentage, driven by strong silica demand. Protective coatings volumes also grew year-over-year. These increases in sales volumes were partially offset by lower demand in architectural coatings.

Asia Pacific sales volumes expanded by a mid-single-digit percentage year-over-year led by growth in each business within the Industrial Coatings segment along with sales volume growth in the architectural coatings business. These increases in sales volumes were partially offset by lower demand in marine coatings year-over-year. From a country and sub-region perspective, sales volumes grew in India, China, and Southeast Asia versus the prior year. Korea sales volumes continued to decline year-over-year primarily due to continued weakness in new shipbuilding.

Latin America sales volumes expanded by a mid-single-digit percentage versus the prior year primarily due to above market growth in our automotive OEM coatings and general industrial coatings businesses. The automotive OEM coatings growth was driven by industry production expansion with the opening of new assembly facilities in Mexico. Regional sales volumes were lower in architectural coatings versus the prior year primarily due to lower sales volumes in Brazil and in Mexico due to the impact of the natural disasters during the third quarter.

22 2017 PPG ANNUAL REPORT AND 10-K

2016 vs. 2015
Net sales increased $29 million due to the following:
● Acquisition-related sales (+2%)
● Higher sales volumes (+1%)
Partially offset by:
● Unfavorable foreign currency translation (-3%)
Acquired businesses added approximately $310 million of sales in 2016, primarily due to the partial year sales from businesses acquired in 2015, including Revocoat, IVC Industrial Coatings, Le Joint Francais and Cuming Microwave, as well as the 2016 acquisitions of MetoKote and Univer.

Sales volume growth, excluding acquisition related sales, grew 1% led by growth in Asia Pacific and EMEA, while U.S. and Canada sales volumes as a percentage of sales, declined modestly.
U.S. and Canada sales volumes declined a low-single-digit percentage year-over-year, with mixed demand by business and end-use market segment. Sales volumes in architectural coatings company-owned stores grew by a mid-single-digit percentage, but were more than offset by sales volumes declines in the independent dealer networks and several national retail (DIY) customer accounts. Automotive OEM coatings sales volumes declined year-over-year, in large-part due to lower industry production. These decreases in sales volumes were partially offset by higher sales volumes in automotive refinish coatings and packaging coatings.

EMEA sales volumes increased a low-single-digit percentage versus the prior year. Sales volumes in our automotive OEM coatings and general industrial coatings businesses each grew by a mid-single-digit percentage, above market. Specialty coatings and materials sales volumes grew by a mid-single-digit percentage, driven by silica demand. These increases in sales volumes were partially offset by modestly lower demand in architectural coatings.

Asia Pacific sales volumes expanded by a mid-single-digit percentage year-over-year led by growth in each business within the Industrial Coatings segment. These increases in sales volumes were partially offset by lower demand in marine coatings year-over-year. From a country and sub-region perspective, sales volumes grew in India, China, and Southeast Asia versus the prior year. Korea sales volumes declined year-over-year primarily due to continued weakness in new shipbuilding.

Latin America sales volumes expanded by a low-to-mid-single-digit percentage versus the prior year primarily due to above market growth in our architectural coatings, automotive OEM coatings and general industrial coatings businesses.

Unfavorable foreign currency translation reduced net sales by approximately $385 million as the U.S. dollar strengthened against most foreign currencies year-over-year, notably the British pound, the Mexican peso, and the Chinese yuan.

Cost of sales, exclusive of depreciation and amortization

				% Change
($ in millions, except percentages)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Cost of sales, exclusive of depreciation and amortization	$8,204	$7,693	$7,786	6.6%	(1.2)%
Cost of sales as a % of net sales	55.6%	53.9%	54.7%	1.7%	(0.8)%

2017 vs. 2016
Cost of sales, exclusive of depreciation and amortization, increased $511 million (+7%) due to the following:
● Raw material cost inflation
● Higher sales volumes
● Cost of sales attributable to acquired businesses
● Foreign currency translation
Partially offset by:
● Lower manufacturing costs

2016 vs. 2015
Cost of sales, exclusive of depreciation and amortization, decreased $93 million (-1%) due to the following:
● Foreign currency translation
● Lower manufacturing costs
Partially offset by:
● Cost of sales from acquired businesses
● Higher sales volumes

2017 PPG ANNUAL REPORT AND FORM 10-K 23

Selling, general and administrative expenses

				% Change
($ in millions, except percentages)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Selling, general and administrative expenses	$3,570	$3,581	$3,584	(0.3)%	(0.1)%
Selling, general and administrative expenses as a % of net sales	24.2%	25.1%	25.2%	(0.9)%	(0.1)%

2017 vs. 2016
Selling, general and administrative expenses decreased $11 million (0%) primarily due to:
● Lower net periodic pension and other postretirement benefit costs
● Lower selling and advertising costs
● Restructuring cost savings
Partially offset by:
● Wage and other cost inflation
● Selling, general and administrative expenses from acquired businesses
● Foreign currency translation

2016 vs. 2015
Selling, general and administrative expenses decreased $3 million (0%) due to the following:
● Foreign currency translation
● Restructuring cost savings
Partially offset by:
● Selling, general and administrative expenses from acquired businesses
● Overhead cost inflation
Other charges and other income

				% Change
($ in millions, except percentages)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Interest expense, net of Interest income	$85	$99	$86	(14.1)%	15.1%
Business restructuring	$—	$195	$136	(100.0)%	43.4%
Pension settlements	$60	$968	$—	(93.8)%	N/A
Other charges	$64	$175	$90	(63.4)%	94.4%
Other income	($154)	($131)	($110)	17.6%	19.1%
Interest expense, net of Interest income
Interest expense, net of interest income decreased $14 million in 2017 versus 2016 primarily due to lower interest rate debt outstanding during 2017. Interest expense, net of Interest income increased $13 million in 2016 versus 2015 as interest income decreased year-over-year due to lower interest rates and lower average cash deposits on hand.
Business restructuring
In 2016, PPG recorded a pre-tax business restructuring charge of $195 million. During 2017, PPG realized approximately $50 million of cost savings related to restructuring actions. Once fully implemented, the total annual savings run rate is expected to be approximately $125 million. Refer to Note 7, "Business Restructuring" in Item 8 of this Form 10-K for additional information.
In 2015, PPG recorded a pre-tax restructuring charge of $136 million, of which about 85% represented employee severance and other cash charges. As of December 31, 2016, substantially all actions have been completed.

24 2017 PPG ANNUAL REPORT AND 10-K

Pension settlements
During 2017, PPG made lump-sum payments to certain retirees who had participated in PPG's U.S. qualified and non-qualified pension plans totaling approximately $127 million. As the lump-sum payments were in excess of the expected 2017 service and interest costs for the affected plans, PPG remeasured the periodic benefit obligation of these plans in the period payments were made and recorded settlement charges totaling $60 million ($38 million after-tax) during 2017.
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
Other charges
Other charges in 2017 were lower than 2016 due to the absence of environmental charges and certain asset write-downs. In 2016, Other charges were higher than in 2015 due to environmental charges of $82 million. These charges were principally for environmental remediation at a former chromium manufacturing plant and associated sites in New Jersey.
Other income
Other income was higher in 2017 than in 2016 primarily due to the gain from the sale of the Mexican Plaka business of $25 million. Other income in 2016 was higher than in 2015 due to gains totaling $46 million resulting from the sale of a PPG legacy U.S. automotive glass and services business and a U.S. business affiliate, higher equity earnings from a 2017 acquisition of a 40% interest in a joint venture and was partially offset by the absence of certain business transaction-related gains.
Effective tax rate and earnings per diluted share, continuing operations

				% Change
($ in millions, except percentages)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Income tax expense	$616	$217	$413	183.9%	(47.5)%
Effective tax rate	30.7%	27.6%	23.7%	3.1%	3.9%
Adjusted effective tax rate*	24.4%	24.6%	23.9%	(0.2)%	0.7%

Earnings per diluted share	$5.32	$2.05	$4.79	159.5%	(57.2)%
Adjusted earnings per diluted share*	$5.87	$5.67	$5.33	3.5%	6.4%
*See the Regulation G reconciliations - results of operations
The effective tax rate for the year-ended December 31, 2017 was 30.7% and increased 3.1% from the prior year primarily due to recording the net charge triggered by the enactment of the U.S. Tax Cuts and Jobs Act. This charge is approximately $37 million higher than the net charge included in PPG’s fourth quarter earnings release and Form 8-K furnished on January 18, 2018, primarily due to new IRS regulations issued and refinements of management estimates.
As reported, earnings per diluted share from continuing operations for the year ended December 31, 2017 increased year-over-year, primarily due to the absence of the pension settlement charge of $616 million after-tax recorded in 2016. Refer to the Regulation G Reconciliations - Results of Operations for additional information. The Company’s earnings per diluted share and adjusted earnings per diluted share both benefited from the 7.4 million, 10.7 million and 7.0 million shares of stock repurchased in 2017, 2016 and 2015, respectively.
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

2017 PPG ANNUAL REPORT AND FORM 10-K 25

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

Year-ended December 31, 2017
($ in millions, except percentages and per share amounts)	Income Before Income Taxes	Tax Expense	Effective Tax Rate	Net income from continuing operations (attributable to PPG)	Earnings per diluted share
As reported, continuing operations	$2,008	$616	30.7%	$1,371	$5.32
Includes:
Net tax charge related to U.S. Tax Cuts and Jobs Act	—	(134)	N/A	134	0.52
Charges related to transaction-related costs(1)	9	3	37.9%	6	0.02
Charges related to pension settlements	60	22	37.9%	38	0.14
Gain from sale of business	(25)	(1)	3.2%	(24)	(0.09)
Gain from a legal settlement	(18)	(7)	37.9%	(11)	(0.04)
Gain from sale of a non-operating asset	(13)	(5)	37.9%	(8)	(0.03)
Charges related to asset write-downs	7	—	—%	7	0.03
Adjusted, continuing operations, excluding certain charges	$2,028	$494	24.4%	$1,513	$5.87

Year-ended December 31, 2016
($ in millions, except percentages and per share amounts)	Income Before Income Taxes	Tax Expense	Effective Tax Rate	Net income from continuing operations (attributable to PPG)	Earnings per diluted share
As reported, continuing operations	$786	$217	27.6%	$547	$2.05
Includes:
Charges related to transaction-related costs(1)	8	3	37.6%	5	0.03
Charges related to pension settlements	968	352	36.4%	616	2.31
Charge related to business restructuring	195	51	26.2%	144	0.55
Charge related to environmental remediation	82	31	37.6%	51	0.20
Net gain from disposals of ownership interests in business affiliates	(46)	(16)	34.8%	(30)	(0.12)
Net tax effect of asbestos settlement funding	—	(151)	N/A	151	0.57
Charge related to early retirement of debt	8	3	37.6%	5	0.02
Charges related to asset write-downs	23	7	30.4%	17	0.06
Adjusted, continuing operations, excluding certain charges	$2,024	$497	24.6%	$1,506	$5.67

Year-ended December 31, 2015
($ in millions, except percentages and per share amounts)	Income Before Income Taxes	Tax Expense	Effective Tax Rate	Net income from continuing operations (attributable to PPG)	Earnings per diluted share
As reported, continuing operations	$1,745	$413	23.7%	$1,311	$4.79
Includes:
Charges related to transaction-related costs(1)	44	14	33.3%	30	0.10
Charge related to business restructuring	136	31	22.8%	105	0.39
Charge related to pension settlement	7	2	28.6%	5	0.02
Charge related to equity affiliate debt refinancing	11	4	37.6%	7	0.03
Adjusted, continuing operations, excluding certain charges	$1,943	$464	23.9%	$1,458	$5.33

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

26 2017 PPG ANNUAL REPORT AND 10-K

Performance of Reportable Business Segments
Performance Coatings

				$ Change		% Change
($ in millions, except percentages)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015	2017 vs. 2016	2016 vs. 2015
Net sales	$8,732	$8,580	$8,765	$152	$(185)	1.8%	(2.1)%
Segment income	$1,323	$1,314	$1,302	$9	$12	0.7%	0.9%

2017 vs. 2016
Performance Coatings net sales increased (2%) due to the following:
● Higher selling prices (+1%)
● Net sales from acquisitions (+1%)
● Modest foreign currency translation
Partially offset by:
● Slightly lower sales volumes
Selling prices increased year-over-year primarily due to selling price initiatives across all businesses to combat accelerating raw material cost inflation.
Architectural coatings - Americas and Asia Pacific sales volumes declined a low-single-digit-percentage versus the prior year. Sales volumes increased by a mid-single-digit percentage in company-owned stores in the U.S. and Canada, including the unfavorable impact from natural disasters in the third quarter 2017. This increase was more than offset by sales volume declines in the U.S. and Canada independent dealer networks and national retail (DIY) customer accounts, as both distribution channels continued to experience soft demand. Organic sales improved in both the Latin America and Asia Pacific regions.

Architectural coatings - EMEA net sales increased by a high-single-digit percentage year-over-year, primarily due to acquisition-related sales, principally DEUTEK and Univer, which contributed approximately $85 million to net sales. Sales volumes were down year-over-year primarily driven by continued weak demand in France and eastern Europe, as well as our turning away certain business due to low profitability or lack of customer acceptance of selling price increases. Demand growth continued in Northern Europe, where we continued to outperform the market.

Automotive refinish coatings organic sales grew by a low-single-digit percentage year-over-year, led by above-market performance in U.S. and Canada as customers continued to adopt PPG’s industry leading technologies. Organic sales also increased in the Latin American region versus the prior year, reflecting high end-use market demand. In Asia Pacific, net sales increased, largely due to the recent Futian Xinshi acquisition in China.

Aerospace coatings sales volumes grew by a low-single-digit percentage versus the prior year, led by above market performance in Europe and consistent with the overall industry demand.
Protective and marine coatings sales volumes declined by a mid-single-digit percentage year-over-year. Protective coatings sales volumes expanded in most regions, led by Europe, but were more than offset by significant weakness in new shipbuilding activity, primarily in the Asia Pacific region.

Segment income increased $9 million (1%) year-over-year primarily due to selling price increases, lower overhead and manufacturing costs, including the initial benefits from business restructuring actions, partially offset by increasing raw material costs, wage and other cost inflation, and lower sales volumes.

2017 PPG ANNUAL REPORT AND FORM 10-K 27

2016 vs. 2015
Performance Coatings net sales decreased (2%) due to the following:
● Unfavorable foreign currency translation of approximately $260 million (3%), most notably the Mexican peso, the British pound, the Chinese yuan and the euro.
Partially offset by:
● Net sales from acquisitions (+1%)
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

Automotive refinish coatings organic sales grew at a low-single-digit percentage rate year-over-year, outperforming end-use market demand levels in the U.S. and Canada and Asia Pacific, as customers continued to adopt PPG’s industry leading technologies.

Aerospace coatings sales volumes increased modestly year-over-year, in line with industry growth rates. Sales growth occurred in all major regions.
Protective and marine coatings net sales volumes declined a low-to-mid-single-digit-percentage year-over-year as growth in protective coatings was offset by declines in marine coatings, primarily due to lower shipbuilding activity in the Asia Pacific region and the ongoing impact of decreased capital investment and maintenance in the oil and gas sector. Protective coatings sales volumes grew versus the prior year, led by the U.S. and Canada and Latin America regions, including benefits from expanded distribution through the PPG-Comex concessionaire network.

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

Looking Ahead
In the first quarter 2018, we expect sales volumes in the architectural coatings - Americas and Asia Pacific business to be seasonally lower than the fourth quarter 2017. In addition, overall volume trends by customer channel are anticipated to be consistent with the fourth quarter 2017. The PPG TIMELESS® product, launched in certain HOME DEPOT® stores in 2017, is projected to continue to meet our sales targets and is being expanded to more locations during 2018. We also anticipate additional growth-related spending of up to $5 million in the first quarter to support the continued momentum in the region. The volume growth trend for architectural coatings - EMEA is expected to improve modestly in the first quarter 2018, with results remaining uneven by country. We expect continued, high end-use demand in our automotive refinish coatings business as customers continue to adopt PPG’s industry leading technologies. In aerospace coatings, we anticipate continued improvement in industry demand growth. The protective and marine coatings business is expected to perform in-line with the market in the first quarter 2018.
We expect raw material costs to remain elevated in the first-quarter 2018 at similar levels experienced in the fourth quarter. Further selling price increases in 2018 will be needed to offset more recent raw material inflation. There will be no material benefit from acquisition-related sales in the segment, and, based on mid-January exchange rates, foreign currency translation is expected to have a similar sequential favorable impact on segment sales and income in the first quarter 2018.
Due to the timing of the Easter holiday, there is one fewer ship day in the first-quarter 2018 compared to first-quarter 2017, which is expected to unfavorably impact global architectural coatings sales volumes by about $20 million to $25 million in net sales. This unfavorable impact will reverse in the second quarter.

28 2017 PPG ANNUAL REPORT AND 10-K

Industrial Coatings

				$ Change		% Change
($ in millions, except percentages)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015	2017 vs. 2016	2016 vs. 2015
Net sales	$6,018	$5,690	$5,476	$328	$214	5.8%	3.9%
Segment income	$972	$1,042	$985	$(70)	$57	(6.7)%	5.8%

2017 vs. 2016
Industrial Coatings segment net sales increased (6%) due to the following:
● Higher sales volumes (+4%)
● Acquisition-related sales (+3%)
Partially offset by:
● Lower selling prices (1%)
PPG’s automotive OEM coatings sales volumes increased by a low-single-digit percentage versus the prior year, consistent with the global automotive industry production growth rate, led by China, Mexico, Europe and Brazil. Sales volumes declined in the U.S. and Canada, partially reflecting fewer automotive new builds.

General industrial coatings and specialty coatings and materials sales volumes, in aggregate, grew by a mid-single-digit percentage year-over-year. Sales volumes grew year-over-year in every major region with mixed demand by end-use market and geography. This growth was led by Asia Pacific and the U.S., which outpaced regional industrial production demand growth. Sales volumes grew across most sub-segments, including year-over-year increases in electronics materials, heavy duty equipment and organic light emitting diode (OLED) materials. Acquisition-related sales, primarily MetoKote, added approximately $155 million.

Packaging coatings sales volumes grew by a mid-single-digit percentage year-over-year, primarily driven by ongoing industry conversions to PPG’s new can coatings technologies, led by the U.S.
Segment income decreased $70 million (-7%) year-over-year primarily due to increasing raw material costs, lower selling prices and wage and other cost inflation. These cost increases were partially offset by income from higher sales volumes, lower manufacturing and overhead costs, including the initial benefits from business restructuring actions, and acquisition-related income.

2016 vs. 2015
Industrial Coatings segment net sales increased (4%) due to the following:
● Net sales from acquired businesses (+4%)
● Higher sales volumes (+3%)
Partially offset by:
● Unfavorable foreign currency translation of approximately $125 million (2%), most notably the Mexican peso, the British pound, the Chinese yuan and the euro.
● Lower selling prices (1%)
PPG’s automotive OEM coatings business sales volumes increased a low-single-digit-percentage over the prior year, consistent with global automotive industry production growth. PPG's sales volumes differed by region, led by year-over-year growth in Europe and Asia Pacific, while U.S. and Canada sales volumes lagged industry demand levels due to a customer-driven market-share shift away from PPG that was offset in other regions of the world.

General industrial coatings and specialty coatings and materials sales volumes, in aggregate, increased a mid-single-digit percentage year-over-year. Sales volume growth was led by Asia Pacific and EMEA, and was driven by strong end-market demand for automotive components, electronic materials, and coil and extrusion products. Latin America sales volumes advanced moderately, while volumes in the U.S. and Canada declined modestly.

Packaging coatings sales volumes were up a mid-to-high single-digit percentage year-over-year, primarily driven by continued strong sales growth momentum related to the adoption of PPG's new can coatings technologies. This above market sales volume growth was led by U.S. and Canada and Asia Pacific regions.

Segment income increased $57 million (+6%) primarily due to lower manufacturing costs, higher sales volumes, acquisition-related income (MetoKote, IVC Industrial Coatings, Revocoat) and the benefits from prior year restructuring initiatives, partially offset by unfavorable foreign currency translation and modestly lower selling prices. PPG experienced higher transportation and logistics costs required to meet increasing customer demand in Asia. Segment income margins continued to improve, increasing 30 basis points year-over-year.

2017 PPG ANNUAL REPORT AND FORM 10-K 29

Looking ahead
In the first quarter of 2018, we expect global automotive industry production growth to be about 1% led by Europe and Mexico. In China, automotive production is expected to modestly decrease in the first quarter of 2018, reflecting the expiration of a small engine subsidy that had been in effect the past several years. We anticipate solid general industrial demand growth trends to continue in aggregate, but remain mixed by geography and end-use market. PPG’s market outperformance is expected to continue. In our packaging coatings business, we anticipate volume growth will continue due to the ongoing industry conversion to BPA non-intent interior can coatings, with PPG’s year-over-year growth rates continuing at an above market level in 2018. We expect acquisition-related sales to add approximately $30 million to first quarter 2018 segment sales and, based on mid-January exchange rates, foreign currency translation is expected to have a similar sequential favorable impact on segment sales and income in the first quarter 2018.
Segment margin recovery continues to be a priority for 2018. Based on recent raw material inflation, segment margin recovery is expected to continue through the first half of 2018. All businesses in the segment have made progress with selling price initiatives and additional price increases have been announced for early 2018. Also, efforts to reduce costs remain a key focus in 2018.
Review and Outlook
During 2017, economic conditions improved in all of our major geographical regions while remaining mixed by end-use market. PPG’s aggregate organic sales grew 1.5% versus the prior year and were higher in the second half of 2017 compared to the first half of 2017. Acquisition-related sales from two acquisitions completed in 2016 and the four completed in 2017 contributed over 1% to net sales growth year-over-year. Foreign currency translation was modestly favorable to net sales year-over-year. Favorable foreign currency translation experienced in the second half of 2017 slightly offset unfavorable impacts during the first half of the year. Raw material inflation rose by a mid-single-digit percentage driven mostly by supply related factors, including an unusual high number of supplier force majeure events in Europe, government mandated production curtailments in China to help improve pollution, and severe hurricanes in the U.S. In addition, oil prices moved sharply higher in the second half of the year also contributing to raw material inflation.
U.S. and Canada
During 2017, the pace of economic activity improved in the U.S. and Canada region versus the prior year, with higher industrial production despite lower automotive industry builds. Demand in the residential and commercial construction markets were modestly higher in 2017 compared to 2016. New home starts advanced about 2% in 2017 versus approximately 6% in 2016. Residential remodeling declined 1% in 2017 versus 2016, while commercial construction was flat compared to 7% growth in 2016. Market demand for architectural paint shifted more to trade paint as U.S. unemployment continued to decline. Demand in the overall U.S. DIY paint market remained soft throughout the year. PPG’s architectural coatings performance in the U.S. followed market trends with solid improvement in company-owned same store sales throughout the year. The automotive refinish coatings business benefited from higher miles driven and more congestion on the roads due to lower unemployment. PPG’s packaging coatings business continued to expand well ahead of the industry end-use market growth driven by continued strong sales growth momentum related to customer adoption of PPG’s new interior can coatings technologies. Similar to 2016, PPG’s automotive OEM coatings business lagged industry demand levels due to a customer-driven market-share shift away from PPG that was offset in other regions of the world. The U.S. and Canada region remained PPG’s largest, representing approximately 43% of 2017 sales, although a smaller percentage of total sales than in the prior year.
Europe, Middle East and Africa
European economic activity improved in 2017 despite continued regional uncertainty over the United Kingdom’s exit from the European Union. Overall GDP and industrial production improved in the region. Regional demand continued to be mixed by country and end-use market. Demand for PPG’s products in several end-use markets drove the regional growth rate, including above market performance in automotive OEM coatings, aerospace coatings and specialty coatings and materials. PPG’s architectural coatings - EMEA business sales volumes decreased year-over-year, driven by soft market demand in France and more competitive pressures in Northern and Eastern Europe.
EMEA represented approximately 30% of PPG’s 2017 sales, similar to prior year levels. Regional coatings volumes remain approximately 13% below their pre-recession levels in 2008. The modest volume recovery reflects the slow pace of economic growth in the region. PPG expects continued volume growth over time at attractive incremental margins due to significant cost structure improvements and available capacity to satisfy additional demand. In the second half of the year, the euro appreciated approximately 5% against the U.S. dollar. The British pound recovered some of its 2016 declines versus the U.S. dollar gaining about 10% from the start of 2017.

30 2017 PPG ANNUAL REPORT AND 10-K

Asia Pacific and Latin America
The emerging regional markets of Asia Pacific and Latin America represented 27% of PPG’s 2017 sales in aggregate, 200 basis points higher than the prior year.
Asia remained the largest emerging region, with sales of approximately $2.5 billion, led by China, which continued as PPG’s second largest country by revenue. Sales volume growth in Asia was led by the Industrial Coatings segment, in part due to strong sales volume growth in general industrial and automotive OEM. These increases were partially offset by the continued demand decline in the marine shipbuilding industry.
Overall, demand in Latin America improved year-over-year, with continued above market growth in Mexico and Central America. Economic conditions modestly improved in South America, primarily led by Brazil. In Mexico, the PPG-Comex business added over 200 new concessionaire locations, and strong growth continued in the automotive industry due to the opening of new automotive assembly plants within the country in the past 18 months. Foreign currency translation turned favorable in the second half of the year, principally the Mexican peso and Chinese yuan. In Central America, the Company continued to grow organically following a 2015 acquisition to expand its presence in the architectural end-use market.
Regional Outlook
Looking ahead to 2018, we expect to continue to operate in a more balanced global growth environment. We anticipate the positive economic trends in 2017 to mostly continue. We expect economic growth rates to remain consistent with 2017 for the U.S. and Canada, Europe, and Asia Pacific regions, and we expect the Latin America region will increase its economic growth year-over-year, when compared to 2017.
We anticipate PPG’s U.S. and Canada regional growth will be led by general industrial coatings and packaging coatings, with flat automotive industry builds. We expect growth in the housing and commercial construction markets to be better than 2017.
We expect growth rates in Europe to stay at similar levels as 2017 but will remain mixed by sub-region and country. Favorable end-use market trends are expected to continue, particularly in automotive OEM coatings as industry build growth rates are anticipated to remain positive. Market demand is expected to improve in the architectural coatings business. There is greater risk to the economic environment in the U.K. as their exit from the European Union progresses.
In Asia Pacific, we expect continued industrial production growth in China as well as gains in Southeast Asia and India. In China, we see continued above global average growth with heightened risk as the Chinese economy continues to shift and rely more on domestic consumption. The regional declines in marine coatings sales volumes were less severe in the second half of 2017, and we expect a moderate recovery in sales volumes starting in the second half of 2018. Automotive build growth is expected to remain modestly positive.
In Latin America, we anticipate economic expansion will be led by Brazil and that Mexico’s economic conditions will modestly improve.
Significant other factors
During 2017, PPG finalized the divestiture of its North American fiber glass business. This is a transformational milestone for the Company as it completed the culmination of a multi-year strategic shift in the company’s business portfolio. The pre-tax cash proceeds from the sale were approximately $540 million.
In December 2016, PPG initiated a $195 million global restructuring program, with anticipated annual savings of approximately $125 million once fully implemented. The expected cost savings are broadly spread across all regions and all business units. The company achieved approximately $50 million of savings in 2017 and expects to achieve the full annualized target of $125 million by 2019. PPG will continue to aggressively manage the company’s cost structure to ensure alignment with the overall demand environment and make adjustments as required to remain competitive in the marketplace.
Raw materials are a significant input cost to the process of manufacturing coatings. PPG experiences fluctuating energy and raw material costs driven by various factors, including changes in supplier feedstock costs and inventories, global industry activity levels, foreign currency exchange rates, and global supply and demand factors. In aggregate, average raw material costs were higher in 2017 versus 2016, due to supplier force majeure, natural disasters and environmental regulation enforcement. PPG currently expects overall coatings raw material prices to increase a mid-single-digit percentage in the first half of 2018, with impacts varied by region and commodity.
In 2017, aggregate selling prices were modestly higher year-over-year, reflecting the company’s efforts to offset higher raw material costs. We expect to see further benefits from selling price actions taken in 2017 and other actions planned in 2018 to recover profit contribution margins. The Company will carefully monitor raw material costs during 2018 and assess the need for additional increases to selling prices to compensate for increases in raw material costs.

2017 PPG ANNUAL REPORT AND FORM 10-K 31

Pension and postretirement benefit costs, excluding settlements, curtailments and special termination benefits, totaled approximately $50 million in 2017, down approximately $70 million from 2016. In 2018, we expect pension and other postretirement benefit costs to decrease by approximately $15 million to $20 million due to strong 2017 asset performance improving the expected return on assets component of net periodic benefit cost as well as certain U.S. plan changes made in 2017.
PPG contributed $54 million to its U.S. defined benefit pension plans in 2017 and an additional $25 million in January 2018. In 2017, the Company made contributions aggregating $33 million to its non-U.S. defined benefit pension plans. In 2018, mandatory contributions to PPG’s non-U.S. defined benefit pension plans are expected to be between $20 million and $30 million.
In 2017, unfavorable foreign currency translation experienced in the first half was completely offset by favorable foreign currency translation experienced in the second half of the year. Based on mid-January 2018 exchange rates, the Company expects year-over-year favorable foreign currency translation to increase 2018 sales by $250 million to $300 million and 2018 income before income taxes by $25 million to $30 million. We expect the foreign currency translation impact to be more prevalent during the first half of 2018, due to prior year foreign exchange rate trends. The foreign currency environment continues to be volatile and the impact on 2018 net sales and income before income taxes could differ from the guidance provided above. The Company generally purchases raw materials, incurs manufacturing costs and sells finished goods in the same currency, so we typically incur only modest foreign currency transaction costs.
With the enactment of the U.S. Tax Cuts and Jobs Act, the Company’s 2018 effective tax rate from continuing operations is expected to be in the range of 23.0% and 24.0%. This range represents the Company’s best estimate, including the new legislation, however, our estimate is subject to revision as the Company completes its assessment of the new law and as additional regulations and interpretations are issued. Other factors may affect the expected 2018 effective tax rate positively or negatively throughout the year, including changes to various statutory tax rates and regulations around the world.
Over the past four years, the Company used $3.4 billion of cash to repurchase about 33 million shares of PPG stock, including over $800 million in 2017. The Company ended the year with approximately $3.6 billion remaining under its current share repurchase authorizations. During 2017, the Company deployed approximately $325 million for acquisitions and $434 million for dividends. PPG increased its per-share dividend in July 2017, marking the 46th annual increase and the 118th consecutive year of dividend payments. The Company is committed to deploying a minimum of $2.4 billion of cash during 2018 on acquisitions and share repurchases as part of our previously communicated commitment to deploy $3.5 billion in 2017 and 2018 combined. In 2017, PPG deployed $1.1 million for acquisitions and share repurchases.
PPG ended 2017 with approximately $1.5 billion in cash and short-term investments. The Company expects continued strong cash generation in 2018.
Accounting Standards Adopted in 2017
Note 1, “Summary of Significant Accounting Policies,” under Item 8 of this Form 10-K describes the Company’s recently adopted accounting pronouncements.
Accounting Standards to be Adopted in Future Years
Note 1, “Summary of Significant Accounting Policies,” under Item 8 of this Form 10-K describes accounting pronouncements that have been promulgated prior to December 31, 2017 but are not effective until a future date.
Commitments and Contingent Liabilities, including Environmental Matters
PPG is involved in a number of lawsuits and claims, both actual and potential, including some that it has asserted against others, in which substantial monetary damages are sought. See Item 3. “Legal Proceedings” and Note 13, “Commitments and Contingent Liabilities,” under Item 8 of this Form 10-K for a description of certain of these lawsuits.
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

32 2017 PPG ANNUAL REPORT AND 10-K

The Company continues to analyze, assess and remediate the environmental issues associated with PPG’s former chromium manufacturing plant in Jersey City, N.J. and associated sites (“New Jersey Chrome”). Information will continue to be generated from the ongoing groundwater remedial investigation activities related to New Jersey Chrome and will be incorporated into a final draft remedial action work plan for groundwater expected to be submitted to the New Jersey Department of Environmental Protection in 2021.
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
Cash and cash equivalents and short-term investments

($ in millions)	2017	2016
Cash and cash equivalents	$1,436	$1,820
Short-term investments	55	43
Total	$1,491	$1,863
Cash from operating activities - continuing operations

($ in millions, except percentages)				% Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Cash from operating activities	$1,556	$1,218	$1,759	27.8%	(30.8)%
2017 vs. 2016
The $338 million increase in cash from operating activities - continuing operations, was primarily due to the absence of the prior year funding of the Pittsburgh Corning asbestos trust (the “Trust”), lower defined benefit pension contributions, lower restructuring payments and lower interest payments, partially offset by higher cash taxes paid in 2017 and higher working capital.
2016 vs. 2015
The $541 million decrease in cash from operating activities - continuing operations, was primarily due to the after-tax funding of the Trust, partially offset by lower working capital and lower defined benefit pension contributions.
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
A key metric we use to measure our working capital management is Operating Working Capital as a percentage of sales (fourth quarter sales annualized).

($ in millions, except percentages)	2017	2016
Trade Receivables, net	$2,559	$2,288
Inventories, FIFO	1,833	1,620
Trade Creditor’s Liabilities	2,321	1,907
Operating Working Capital	$2,071	$2,001
Operating Working Capital as a % of fourth quarter sales, annualized	14.1%	14.6%

Trade Receivables, net as a % of fourth quarter sales, annualized	17.4%	16.7%
Days sales outstanding	57	54
Inventories, FIFO as a % of fourth quarter sales, annualized	12.4%	11.9%
Inventory turnover	4.8	4.6

2017 PPG ANNUAL REPORT AND FORM 10-K 33

Environmental expenditures

($ in millions)	2017	2016	2015
Cash outlays related to environmental remediation activities	$44	$47	$109
We expect cash outlays for environmental remediation activities in 2018 to be between $25 million and $75 million.
Defined benefit pension plan contributions

($ in millions)	2017	2016	2015
U.S. defined benefit pension plans	$54	$134	$224
Non-U.S. defined benefit pension plans	$33	$54	$39
PPG contributed $54 million and $25 million to its U.S. defined benefit pension plans during 2017 and in January 2018, respectively. Some contributions to PPG’s non-U.S. defined benefit pension plans in 2017 were required by local funding requirements. PPG expects to make mandatory contributions to its non-U.S. defined benefit pension plans in the range of $20 million to $30 million in 2018. PPG may make voluntary contributions to its defined benefit pension plans in 2018 and beyond.
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
Cash used for investing activities - continuing operations

($ in millions, except percentages)				% Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Cash (used for)from investing activities	($63)	$472	($349)	(113.3)%	235.2%
2017 vs. 2016
The $535 million decrease in cash used for investing activities - continuing operations, was primarily due to the absence of the prior year proceeds from the sale of the flat glass business, European fiber glass business and two Asian joint ventures, as well as lower capital expenditures, including business acquisitions, partially offset by the current year proceeds from the sale of the North American fiber glass business.
2016 vs. 2015
The $821 million increase in cash from investing activities - continuing operations, was primarily due to the proceeds received from the divestiture of the flat glass business, European fiber glass business and two Asian joint ventures, partially offset by lower cash received from the maturity of short-term investments.
Capital expenditures, including business acquisitions

($ in millions, except percentages)				% Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Capital expenditures (1)	$360	$380	$430	(5.3)%	(11.6)%
Business acquisitions, net of cash acquired (2)	$325	$349	$320	(6.9)%	9.1%
Total capital expenditures, including acquisitions	$685	$729	$750	(6.0)%	(2.8)%
Capital expenditures, excluding acquisitions as a % of sales	2.4%	2.7%	3.0%	(11.1)%	(10.0)%
(1) Includes modernization and productivity improvements, expansion of existing businesses and environmental control projects.
(2) Excluding cash acquired, business acquisitions totaled $332 million, $362 million, and $440 million in 2017, 2016 and 2015, respectively.
Capital expenditures related to modernization and productivity improvements, expansion of existing businesses and environmental control projects is expected to be in the range of 2.5% to 3.0% of sales during 2018.
A primary focus for the Company in 2018 will continue to be cash deployment focused on profitable income growth, including pursuing opportunities for additional strategic acquisitions.

34 2017 PPG ANNUAL REPORT AND 10-K

Cash proceeds from divestitures
In September 2017, PPG completed the sale of its North American fiber glass business to Nippon Electric Glass Co. and received approximately $540 million in pre-tax cash proceeds.
During 2016, PPG finalized the sale of its flat glass business and several other businesses and business affiliates. The Company received total pre-tax cash proceeds of approximately $1.1 billion from these business divestitures. Refer to Note 2, “Acquisitions and Divestitures” under Item 8 of this Form 10-K for additional information.
Cash used for financing activities - continuing operations

				% Change
($ in millions, except percentages)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Cash used for financing activities	($1,954)	($1,210)	($812)	61.5%	49.0%
2017 vs. 2016
The $744 million increase in cash used for financing activities - continuing operations, was primarily due to repayment of long term debt and higher dividends in 2017, partially offset by issuance of long term debt in 2016 and lower net purchases of treasury stock year-over-year.
2016 vs. 2015
The $398 million increase in cash used for financing activities - continuing operations, was primarily due to higher dividends in 2016, higher net purchases of treasury stock year-over-year, lower net issuance of long term debt in 2016, partially offset by lower taxes withheld for share-based payments.
Share repurchase activity

($ in millions, except number of shares)	2017	2016	2015
Number of shares repurchased (millions)	7.4	10.7	7.0
Cost of shares repurchased	$813	$1,050	$751
We anticipate completing additional share repurchases during 2018. The Company has approximately $3.6 billion remaining under the current authorizations from the Board of Directors, the latest of which was approved in December 2017. The current authorized repurchase programs have no expiration date.
Dividends paid to shareholders

($ in millions)	2017	2016	2015
Dividends paid to shareholders	$434	$414	$383
PPG has paid uninterrupted annual dividends since 1899, and 2017 marked the 46th consecutive year of increased annual per-share dividend payments to shareholders. The Company raised its per-share dividend by 13% to $0.45 per share in July 2017.
Debt issued and repaid

Debt Issued	Year	$ in millions
€300 million 0.000% Notes due 2019 and €600 million 0.875% Notes due 2025	2016	$987
€600 million 0.875% Notes due 2022 and €600 million 1.400% Notes due 2027	2015	1,240

Debt Repaid	Year	$ in millions
3-year variable rate bank loan due 2017	2017	$587
$125 million 6.65% notes due 2018	2016	133
Two $250 million Term Loan Credit Agreements	2016	500
$250 million 1.9% notes	2016	250
€300 million 3.875% notes	2015	336
The ratio of total debt, including capital leases, to total debt and equity was 43% at December 31, 2017 down from 47% in 2016.

2017 PPG ANNUAL REPORT AND FORM 10-K 35

Credit agreements and lines of credit
In December 2015, PPG entered into a five-year credit agreement (the “Credit Agreement”) with several banks and financial institutions as further discussed in Note 8, “Borrowings and Lines of Credit” under Item 8 of this Form 10-K. The Credit Agreement provides for a $1.8 billion unsecured revolving credit facility. The Credit Agreement will terminate on December 18, 2020. During the years ended December 31, 2017 and 2016, there were no borrowings outstanding under the existing or the prior Credit Agreement.
In addition to the amounts available under the lines of credit, the Company has an automatic shelf registration statement on file with the SEC pursuant to which it may issue, offer and sell from time to time on a continuous or delayed basis any combination of securities in one or more offerings.
See Note 8, “Borrowings and Lines of Credit,” under Item 8 of this Form 10-K for information regarding notes entered into and repaid as well as details regarding the use and availability of committed and uncommitted lines of credit, letters of credit, guarantees and debt covenants.
Contractual obligations
We continue to believe that our cash on hand and short term investments, cash from operations and the Company’s access to capital markets will continue to be sufficient to fund our operating activities, capital spending, acquisitions, dividend payments, debt service, share repurchases, contributions to pension plans, and PPG’s significant contractual obligations. These significant contractual obligations are presented in the following table.

($ in millions)		Obligations Due In:
	Total	2018	2019-2020	2021-2022	Thereafter
Contractual Obligations
Long-term debt	$4,123	$—	$1,151	$849	$2,123
Short-term debt	8	8	—	—	—
Capital lease obligations	15	4	5	2	4
Operating leases	840	212	305	149	174
Interest payments(1)	1,004	94	179	115	616
Pension contributions(2)	55	55	—	—	—
Unconditional purchase commitments(3)	124	55	39	11	19
Other commitments	136	6	56	13	61
Total	$6,305	$434	$1,735	$1,139	$2,997

(1)	Includes interest on all outstanding debt.

(2)
Includes the high end of the range of the expected mandatory pension contributions for 2018 only and U.S. contributions made in January 2018, as PPG is unable to estimate the pension contributions beyond 2018.

(3)
The unconditional purchase commitments are principally take-or-pay obligations related to the purchase of certain materials, including industrial gases and electricity, consistent with customary industry practice.

Other liquidity matters
On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”) which, among other things lowered the U.S. corporate statutory income tax rate from 35% to 21%, eliminated certain deductible items and added other deductible items for corporations, imposed a tax on unrepatriated foreign earnings and eliminated U.S. taxes on most future foreign earnings. In December 2017, the Company recorded a net tax charge of $134 million related to the Act. The net charge consists of the tax on unrepatriated foreign earnings of approximately $250 million and a charge of approximately $125 million related to the remeasurement of PPG’s U.S. deferred tax assets and liabilities at the new enacted statutory rate. These charges were partially offset by a benefit from the reversal of an existing deferred tax liability on repatriated foreign earnings of approximately $150 million and a benefit resulting from PPG’s decision to accelerate recognition of certain U.S. tax attributes during the fourth quarter.
This net charge is $37 million higher than the net charge included in PPG’s fourth quarter earnings release and Form 8-K furnished on January 18, 2018, primarily due to new IRS regulations issued and refinements of management estimates. The net charge recorded as a provisional amount as of December 31, 2017 represents the Company’s best estimate using information available as of February 1, 2018. The Company anticipates U.S. regulatory agencies will issue further regulations during 2018, which may alter this estimate. The Company is still evaluating among other things, its position with respect to permanent reinvestment of foreign earnings overseas and other related outside basis difference considerations and the amount of tax owed on unrepatriated earnings by subsidiaries. The Company believes its remeasurement of the U.S deferred tax assets and liabilities is complete, except for changes in estimates that can result from finalizing the filing of our 2017 U.S.

36 2017 PPG ANNUAL REPORT AND 10-K

income tax return, which are not anticipated to be material, and changes that may be a direct impact of other provisional amounts recorded due to the enactment of the Act. The Company will refine its estimates to incorporate new or better information as it comes available through the filing date of its 2017 U.S. income tax returns in the fourth quarter of 2018.
The tax owed by PPG on its unrepatriated foreign earnings is payable over eight years and is subject to a prescriptive calculation to determine the portion payable in 2018 and beyond. PPG’s current estimate, using this prescriptive method, indicates its tax payable will be increased by approximately $1 million to $3 million per year through 2025. As such, the portion of the tax on unrepatriated foreign earnings not payable within the next 12 months is presented within “Other liabilities” on the consolidated balance sheet.
The Company currently expects its 2018 on-going effective tax rate from continuing operations to be in the range of 23% to 24%.
At December 31, 2017, the total amount of unrecognized tax benefits for uncertain tax positions, including an accrual of related interest and penalties along with positions only impacting the timing of tax benefits, was $163 million. The timing of payments will depend on the progress of examinations with tax authorities. PPG does not expect a significant tax payment related to these obligations within the next year. The Company is unable to make a reasonably reliable estimate as to when any significant cash settlements with taxing authorities may occur.
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
Defined Benefit Pension and Other Postretirement Benefit Plans
Accounting for pensions and other postretirement benefits involves estimating the cost of benefits to be provided well into the future and attributing that cost over the time period each employee works. To accomplish this, we make extensive use of assumptions about inflation, investment returns, mortality, turnover, medical costs and discount rates. The Company has established a process by which management reviews and selects these assumptions annually. See Note 12, “Employee Benefit Plans,” under Item 8 of this Form 10-K for information on these plans and the assumptions used.
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

2017 PPG ANNUAL REPORT AND FORM 10-K 37

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
Currency
Comparing exchange rates from December 31, 2016 to December 31, 2017, the U.S. dollar weakened against the currencies in most countries in which PPG operates, most notably the Mexican peso, British pound, Chinese yuan and euro. As a result, consolidated net assets at December 31, 2017 increased by approximately $231 million from December 31, 2016.
Comparing exchange rates from December 31, 2015 to December 31, 2016, the U.S. dollar strengthened against the currencies in most countries in which PPG operates, most notably the Mexican peso, British pound, Chinese yuan and euro. As a result, consolidated net assets at December 31, 2016 decreased by approximately $465 million from December 31, 2015.
Comparing exchange rates during 2017 to those of 2016, in the countries in which PPG operates, the U.S. dollar was stronger overall, which had an unfavorable impact of approximately $7 million on full year 2017 income before income taxes from the translation of this foreign income into U.S. dollars.
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
Many factors could cause actual results to differ materially from the Company’s forward-looking statements. Such factors include the impacts of the natural disasters in Mexico, Puerto Rico and the U.S., and their length and severity, any currently unanticipated future impacts from the natural disasters, global economic conditions, increasing price and product competition by foreign and domestic competitors, fluctuations in cost and availability of raw materials, the ability to increase selling price, the ability to recover margins, our ability to maintain favorable supplier relationships and arrangements, the timing of and the realization of anticipated cost savings from restructuring initiatives, difficulties in integrating acquired businesses and achieving expected synergies therefrom, economic and political conditions in the markets we serve, the ability to penetrate existing, developing and emerging foreign and domestic markets, foreign exchange rates and fluctuations in such rates, fluctuations in tax rates, the impact of future legislation, the impact of environmental regulations, unexpected business disruptions and the unpredictability of existing and possible future litigation. However, it is not possible to predict or identify all such factors.
Consequently, while the list of factors presented here and under Item 1A is considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements.

38 2017 PPG ANNUAL REPORT AND 10-K

Consequences of material differences in the results compared with those anticipated in the forward-looking statements could include, among other things, lower sales or income, business disruption, operational problems, financial loss, legal liability to third parties, other factors set forth in Item 1A of this Form 10-K and similar risks, any of which could have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.
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
Foreign Currency Risk
We conduct operations in many countries around the world. Our results of operations are subject to both currency transaction and currency translation risk. Foreign currency forward contracts outstanding during 2017 and 2016 were generally designated as a hedge of PPG’s exposure to foreign currency transaction risk. As of December 31, 2017 and 2016, the fair value of these contracts was a net liability of $19 million and a net asset of $16 million, respectively. The potential reduction in PPG’s income from continuing operations resulting from the impact of adverse changes in exchange rates on the fair value of its outstanding foreign currency hedge contracts of 10% for European and Canadian currencies and 20% for Asian and Latin American currencies for the years ended December 31, 2017 and 2016 would have been $255 million and $105 million, respectively.
As of December 31, 2017 and 2016, PPG had U.S. dollar to Euro cross currency swap contracts with a total notional amount of $560 million outstanding. As of December 31, 2017 and 2016, the fair value of these contracts was a net asset of $2 million and $65 million, respectively. A 10% increase in the value of the Euro to the U.S. dollar would have had an unfavorable effect on the fair value of these swap contracts by reducing the value of these instruments by $58 million and by $54 million at December 31, 2017 and 2016, respectively.
As of December 31, 2017 and 2016, PPG had non-U.S. dollar denominated debt outstanding of $2.8 billion and $3.1 billion, respectively. A weakening of the U.S. dollar by 10% against European currencies and by 20% against Asian and South American currencies would have resulted in unrealized translation losses of $314 million and $344 million as of December 31, 2017 and 2016, respectively.
Interest Rate Risk
The Company manages its interest rate risk by balancing its exposure to fixed and variable rates while attempting to minimize its interest costs. A 10% increase in interest rates in the U.S., Canada, Mexico and Europe and a 20% increase in interest rates in Asia and South America would have an insignificant effect on PPG’s variable rate debt obligations and interest expense for the years ended December 31, 2017 and 2016, respectively. Further, a 10% reduction in interest rates would have increased the present value of the Company’s fixed rate debt by approximately $61 million and $65 million as of December 31, 2017 and 2016, respectively; however, such changes would not have had an effect on PPG’s annual income from continuing operations or cash flows.
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

2017 PPG ANNUAL REPORT AND FORM 10-K 39

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of PPG Industries, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of PPG Industries, Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2017 appearing under item 15(a)(2)(collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Establishing and Maintaining Adequate Internal Control Over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
February 15, 2018

We have served as the Company’s auditor since 2013.

40 2017 PPG ANNUAL REPORT AND 10-K

Management Report

Responsibility for Preparation of the Financial Statements and Establishing and Maintaining Adequate Internal Control Over Financial Reporting
We are responsible for the preparation of the consolidated financial statements included in this Annual Report. The consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America and include amounts that are based on the best estimates and judgments of management.
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
We conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this evaluation, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Our evaluation included reviewing the documentation of our controls, evaluating the design effectiveness of our controls and testing their operating effectiveness. Based on this evaluation we have concluded that, as of December 31, 2017, the Company’s internal controls over financial reporting were effective.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued their report, included on page 40 of this Form 10-K, regarding the Company’s internal control over financial reporting.

/s/ Michael H. McGarry	/s/ Vincent J. Morales
Michael H. McGarry Chairman and Chief Executive Officer February 15, 2018	Vincent J. Morales Senior Vice President and Chief Financial Officer February 15, 2018

2017 PPG ANNUAL REPORT AND FORM 10-K 41

Consolidated Statement of Income

	For the Year
($ in millions, except per share amounts)	2017	2016	2015
Net sales	$14,750	$14,270	$14,241
Cost of sales, exclusive of depreciation and amortization	8,204	7,693	7,786
Selling, general and administrative	3,570	3,581	3,584
Depreciation	331	319	314
Amortization	129	121	132
Research and development, net	453	459	466
Interest expense	105	125	125
Interest income	(20)	(26)	(39)
Asbestos settlement, net	—	5	12
Business restructuring	—	195	136
Pension settlement charges	60	968	—
Other charges	64	175	90
Other income	(154)	(131)	(110)
Income before income taxes	$2,008	$786	$1,745
Income tax expense	616	217	413
Income from continuing operations	$1,392	$569	$1,332
Income from discontinued operations, net of tax	220	330	95
Net income attributable to the controlling and noncontrolling interests	$1,612	$899	$1,427
Less: net income attributable to noncontrolling interests	21	22	21
Net income (attributable to PPG)	$1,591	$877	$1,406
Amounts Attributable to PPG
Continuing operations	$1,371	$547	$1,311
Discontinued operations	220	330	95
Net income	$1,591	$877	$1,406
Earnings per common share
Continuing operations	$5.35	$2.06	$4.83
Discontinued operations	0.86	1.24	0.35
Net income (attributable to PPG)	$6.21	$3.30	$5.18
Earnings per common share - assuming dilution
Continuing operations	$5.32	$2.05	$4.79
Discontinued operations	0.85	1.23	0.35
Net income (attributable to PPG)	$6.17	$3.28	$5.14
Consolidated Statement of Comprehensive Income

	For the Year
($ in millions)	2017	2016	2015
Net income attributable to the controlling and noncontrolling interests	$1,612	$899	$1,427
Unrealized foreign currency translation gains/(losses)	248	(476)	(717)
Defined benefit pension and other postretirement benefit adjustments	78	808	113
Unrealized (losses)/gains – derivative financial instruments	(10)	4	5
Other comprehensive income/(loss), net of tax	316	336	(599)
Total comprehensive income	$1,928	$1,235	$828
Less: amounts attributable to noncontrolling interests:
Net income	(21)	(22)	(21)
Unrealized foreign currency translation (losses)/gains	(17)	10	13
Comprehensive income attributable to PPG	$1,890	$1,223	$820
The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

42 2017 PPG ANNUAL REPORT AND 10-K

Consolidated Balance Sheet

	December 31
($ in millions)	2017	2016
Assets
Current assets
Cash and cash equivalents	$1,436	$1,820
Short-term investments	55	43
Receivables	2,903	2,654
Inventories	1,730	1,514
Assets held for sale	—	223
Other	353	320
Total current assets	$6,477	$6,574
Property, plant and equipment, net	2,824	2,608
Goodwill	3,942	3,572
Identifiable intangible assets, net	2,045	1,983
Deferred income taxes	305	184
Investments	268	179
Other assets	677	669
Total	$16,538	$15,769

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$3,780	$3,460
Restructuring reserves	102	100
Short-term debt and current portion of long-term debt	12	629
Liabilities held for sale	—	64
Total current liabilities	$3,894	$4,253
Long-term debt	4,134	3,787
Accrued pensions	729	740
Other postretirement benefits	699	724
Deferred income taxes	442	417
Other liabilities	967	935
Total liabilities	$10,865	$10,856
Commitments and contingent liabilities (See Note 13)
Shareholders’ equity
Common stock	$969	$969
Additional paid-in capital	756	701
Retained earnings	17,141	15,984
Treasury stock, at cost	(11,251)	(10,472)
Accumulated other comprehensive loss	(2,057)	(2,356)
Total PPG shareholders’ equity	$5,558	$4,826
Noncontrolling interests	115	87
Total shareholders’ equity	$5,673	$4,913
Total	$16,538	$15,769
The accompanying notes to the consolidated financial statements are an integral part of this consolidated statement.

2017 PPG ANNUAL REPORT AND FORM 10-K 43

Consolidated Statement of Shareholders’ Equity

($ in millions)	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Total PPG	Non-controlling Interests	Total
January 1, 2015	$484	$1,028	$14,498	($8,714)	($2,116)	$5,180	$85	$5,265
Net income attributable to the controlling and noncontrolling interests	—	—	1,406	—	—	1,406	21	1,427
Other comprehensive loss, net of tax	—	—	—	—	(586)	(586)	(13)	(599)
Cash dividends	—	—	(383)	—	—	(383)	—	(383)
2:1 Stock split	485	(485)	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	(751)	—	(751)	—	(751)
Issuance of treasury stock	—	46	—	25	—	71	—	71
Stock-based compensation activity	—	46	—	—	—	46	—	46
Dividends paid on subsidiary common stock to noncontrolling interests	—	—	—	—	—	—	(4)	(4)
Reductions in noncontrolling interests	—	—	—	—	—	—	(3)	(3)
December 31, 2015	$969	$635	$15,521	($9,440)	($2,702)	$4,983	$86	$5,069

Net income attributable to the controlling and noncontrolling interests	—	—	877	—	—	877	22	899
Other comprehensive loss, net of tax	—	—	—	—	346	346	(10)	336
Cash dividends	—	—	(414)	—	—	(414)	—	(414)
Purchase of treasury stock	—	—	—	(1,050)	—	(1,050)	—	(1,050)
Issuance of treasury stock	—	37	—	18	—	55	—	55
Stock-based compensation activity	—	29	—	—	—	29	—	29
Dividends paid on subsidiary common stock to noncontrolling interests	—	—	—	—	—	—	(4)	(4)
Reductions in noncontrolling interests	—	—	—	—	—	—	(7)	(7)
December 31, 2016	$969	$701	$15,984	($10,472)	($2,356)	$4,826	$87	$4,913

Net income attributable to the controlling and noncontrolling interests	—	—	1,591	—	—	1,591	21	1,612
Other comprehensive income, net of tax	—	—	—	—	299	299	17	316
Cash dividends	—	—	(434)	—	—	(434)	—	(434)
Purchase of treasury stock	—	—	—	(813)	—	(813)	—	(813)
Issuance of treasury stock	—	49	—	34	—	83	—	83
Stock-based compensation activity	—	6	—	—	—	6	—	6
Dividends paid on subsidiary common stock to noncontrolling interests	—	—	—	—	—	—	(5)	(5)
Reductions in noncontrolling interests	—	—	—	—	—	—	(5)	(5)
December 31, 2017	$969	$756	$17,141	($11,251)	($2,057)	$5,558	$115	$5,673
The accompanying notes to the consolidated financial statements are an integral part of this consolidated statement.

44 2017 PPG ANNUAL REPORT AND 10-K

Consolidated Statement of Cash Flows

	For the Year
($ in millions)	2017	2016	2015
Operating activities
Net income attributable to the controlling and noncontrolling interests	$1,612	$899	$1,427
Less: Income from discontinued operations	220	330	95
Income from continuing operations	$1,392	$569	$1,332
Adjustments to reconcile to cash from operations:
Depreciation and amortization	460	440	446
Defined benefit pension expense	65	85	88
Pension settlement charge	60	968	—
Business restructuring charge	—	195	136
Environmental remediation charge	—	82	—
Stock-based compensation expense	42	38	54
Net gain, from sale of businesses	(25)	(39)	—
Equity affiliate (income)/loss, net of dividends	(4)	(6)	66
Deferred income taxes	36	174	—
Contributions to pension plans	(87)	(188)	(263)
Restructuring payments	(49)	(76)	(47)
Funding of asbestos settlement trust	—	(813)	—
Change in certain asset and liability accounts (net of acquisitions):
Receivables	(76)	(68)	(125)
Inventories	(116)	56	37
Other current assets	(43)	21	(81)
Accounts payable and accrued liabilities	186	169	152
Noncurrent assets and liabilities, net	(170)	(53)	79
Taxes and interest payable	(124)	(270)	(96)
Other	9	(66)	(19)
Cash from operating activities - continuing operations	$1,556	$1,218	$1,759
Cash from operating activities - discontinued operations	12	133	136
Cash from operating activities	$1,568	$1,351	$1,895
Investing activities
Capital expenditures	($360)	($380)	($430)
Business acquisitions, net of cash balances acquired	(225)	(349)	(320)
Payments for acquisition of equity investment	(100)	—	—
Net proceeds from the sale of businesses	593	1,094	47
Proceeds from maturity of short-term investments	—	92	402
Purchase of short-term investments	(1)	—	(97)
Payments for the settlement of cross currency swap contracts	(34)	(36)	(34)
Proceeds from the settlement of cross currency swap contracts	37	37	37
(Payments on) / Proceeds from net investment hedges	—	(13)	19
Other	27	27	27
Cash (used for)/from investing activities - continuing operations	($63)	$472	($349)
Cash used for investing activities - discontinued operations	(4)	(36)	(46)
Cash (used for)/from investing activities	($67)	$436	($395)
Financing activities
Net change in borrowings with maturities of three months or less	($7)	($15)	($32)
Net payments on commercial paper and short-term debt	(93)	(361)	(528)
Net proceeds from the issuance of long-term debt (net of discount and issuance costs)	—	988	1,242
Repayment of long-term debt	(588)	(379)	(340)
Payments related to tax withholding on stock-based compensation awards	(28)	(26)	(58)
Purchase of treasury stock	(813)	(1,050)	(751)
Issuance of treasury stock	52	31	53
Dividends paid on PPG common stock	(434)	(414)	(383)
Other	(43)	16	(15)
Cash used for financing activities	($1,954)	($1,210)	($812)
Effect of currency exchange rate changes on cash and cash equivalents	69	(68)	(63)
Net increase in cash and cash equivalents	($384)	$509	$625
Cash and cash equivalents, beginning of year	$1,820	$1,311	$686
Cash and cash equivalents, end of year	$1,436	$1,820	$1,311

Supplemental disclosures of cash flow information:
Interest paid, net of amount capitalized	$100	$118	$115
Taxes paid, net of refunds	$648	$349	$383
The accompanying notes to the consolidated financial statements are an integral part of this consolidated statement.

2017 PPG ANNUAL REPORT AND FORM 10-K 45

Notes to the Consolidated Financial Statements

1. Summary of Significant Accounting Policies
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of PPG Industries, Inc. (“PPG” or the “Company”) and all subsidiaries, both U.S. and non-U.S., that it controls. PPG owns more than 50% of the voting stock of most of the subsidiaries that it controls. For those consolidated subsidiaries in which the Company’s ownership is less than 100%, the outside shareholders’ interests are shown as noncontrolling interests. Investments in companies in which PPG owns 20% to 50% of the voting stock and has the ability to exercise significant influence over operating and financial policies of the investee are accounted for using the equity method of accounting. As a result, PPG’s share of income or losses from such equity affiliates is included in the accompanying consolidated statement of income and PPG’s share of these companies’ shareholders’ equity is included in “Investments” in the accompanying consolidated balance sheet. Transactions between PPG and its subsidiaries are eliminated in consolidation.
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
Advertising Costs
Advertising costs are expensed as incurred and totaled $313 million, $322 million and $324 million in 2017, 2016 and 2015, respectively.
Research and Development
Research and development costs, which consist primarily of employee related costs, are charged to expense as incurred.

($ in millions)	2017	2016	2015
Research and development – total	$474	$479	$484
Less depreciation on research facilities	21	20	18
Research and development, net	$453	$459	$466
Legal Costs
Legal costs, primarily include costs associated with acquisition and divestiture transactions, general litigation, environmental regulation compliance, patent and trademark protection and other general corporate purposes, are charged to expense as incurred.
Foreign Currency Translation
The functional currency of most significant non-U.S. operations is their local currency. Assets and liabilities of those operations are translated into U.S. dollars using year-end exchange rates; income and expenses are translated using the average exchange rates for the reporting period. Unrealized foreign currency translation gains and losses are deferred in accumulated other comprehensive loss, a separate component of shareholders’ equity.

46 2017 PPG ANNUAL REPORT AND 10-K

Notes to the Consolidated Financial Statements

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
Marketable Equity Securities
The Company’s investment in marketable equity securities is recorded at fair market value and reported in “Other current assets” and “Investments” in the accompanying consolidated balance sheet with changes in fair market value recorded in income for those securities designated as trading securities and in other comprehensive income, net of tax, for those securities designated as available for sale.
Inventories
Inventories are stated at the lower of cost or net realizable value. Most U.S. inventories are stated at cost, using the last-in, first-out (“LIFO”) method of accounting, which does not exceed net realizable value. All other inventories are stated at cost, using the first-in, first-out (“FIFO”) method of accounting, which does not exceed net realizable value. PPG determines cost using either average or standard factory costs, which approximate actual costs, excluding certain fixed costs such as depreciation and property taxes. See Note 3, “Working Capital Detail” for further information concerning the Company’s inventory.
Derivative Financial Instruments
The Company recognizes all derivative financial instruments (a “derivative”) as either assets or liabilities at fair value on the consolidated balance sheet. The accounting for changes in the fair value of a derivative depends on the use of the instrument.
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
For a derivative that is considered “effective” as a hedge of an exposure to changes in the fair value (fair value hedge) of an asset, a liability or a firm commitment, the change in the derivative’s fair value is reported in income from continuing operations, offsetting the gain or loss recognized for the change in fair value of the asset, liability, or firm commitment that is being hedged.
For a derivative, debt or other financial instrument that is considered “effective” as a hedge of a net investment in a foreign operation, the gain or loss associated with the financial instrument is reported as a translation gain or loss in accumulated other comprehensive income (“AOCI”). Gains and losses in AOCI related to hedges of the Company’s net investments in foreign operations are reclassified out of AOCI and recognized in income from continuing operations upon a substantial liquidation, sale or partial sale of such investments or upon impairment of all or a portion of such investments. The cash flow impact of these instruments have been and will be classified as investing activities in the consolidated statement of cash flows.
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
The cost of significant improvements that add to productive capacity or extend the lives of properties are capitalized. Costs for repairs and maintenance are charged to expense as incurred. When a capitalized asset is retired or otherwise disposed of, the original cost and related accumulated depreciation balance are removed from the accounts and any related gain or loss is recorded in income from continuing operations. The amortization cost of capitalized leased assets is recorded in depreciation expense. Property and other long-lived assets are reviewed for impairment whenever events or circumstances indicate that their carrying amounts may not be recoverable. See Note 4, “Property, Plant and Equipment” for further details.

2017 PPG ANNUAL REPORT AND FORM 10-K 47

Notes to the Consolidated Financial Statements

Goodwill and Identifiable Intangible Assets
Goodwill represents the excess of the cost over the fair value of acquired identifiable tangible and intangible assets less liabilities assumed from acquired businesses. Identifiable intangible assets acquired in business combinations are recorded based upon their fair value at the date of acquisition.
The Company tests goodwill of each reporting unit for impairment at least annually in connection with PPG’s strategic planning process. The Company tests goodwill for impairment by either performing a qualitative evaluation or a quantitative test. The qualitative evaluation is an assessment of factors, including reporting unit specific operating results as well as industry, market and general economic conditions, to determine whether it is more likely than not that the fair values of a reporting unit is less than its carrying amount, including goodwill. The Company may elect to bypass this qualitative assessment for some or all of its reporting units and perform a quantitative test. The quantitative goodwill impairment test is performed during the fourth quarter by comparing the estimated fair value of the associated reporting unit as of September 30 to its carrying value. The Company’s reporting units are its operating segments. (See Note 19, “Reportable Business Segment Information,” for further information concerning the Company’s operating segments.) Fair value is estimated using discounted cash flow methodologies.
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
Asset Retirement Obligations
An asset retirement obligation represents a legal obligation associated with the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development or normal operation of that long-lived asset. PPG recognizes asset retirement obligations in the period in which they are incurred, if a reasonable estimate of fair value can be made. The asset retirement obligation is subsequently adjusted for changes in fair value. The associated estimated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over its useful life. PPG’s asset retirement obligations are primarily associated with the retirement or closure of certain assets used in PPG’s manufacturing process. The accrued asset retirement obligation recorded on PPG’s balance sheet was $19 million and $18 million as of December 31, 2017 and 2016, respectively.
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

48 2017 PPG ANNUAL REPORT AND 10-K

Notes to the Consolidated Financial Statements

Reclassifications
Certain reclassifications of prior years’ data have been made to conform to the current year presentation. These reclassifications had no impact on our previously reported net income, cash flows or shareholders’ equity.
Accounting Standards Adopted in 2017
PPG’s adoption of the following accounting standard updates (“ASU”) in 2017 did not have a material impact on PPG's consolidated financial position, results of operations or cash flows:

Accounting Standard Update
2017-04	Simplifying the Test for Goodwill Impairment
2016-18	Restricted Cash
2016-09	Improvements to Employee Share-Based Payment Accounting
Accounting Standards to be Adopted in Future Years
In February 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-2, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” This ASU allows a reclassification from Accumulated other comprehensive income to Retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and for interim periods therein. Early adoption of this ASU is permitted. PPG does not believe this ASU will have a material impact on its consolidated financial position, results of operations or cash flows.
In August 2017, the FASB issued ASU No. 2017-12, "Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities." This ASU modifies the presentation and disclosure of hedging results. Further, it provides partial relief on the timing of certain aspects of hedge documentation and eliminates the requirement to recognize hedge ineffectiveness separately in income. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and for interim periods therein. Early adoption of this ASU is permitted. PPG does not believe this ASU will have a material impact on its consolidated financial position, results of operations or cash flows.
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
In March 2017, the FASB issued ASU No. 2017-07, "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." This ASU requires the service cost component of net benefit costs to be disaggregated from all other components and be reported in the same line item or items as other compensation costs. The other components of net benefit cost are required to be presented in the income statement separately from the service cost. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017 and for interim periods therein. PPG does not believe this ASU will have a material impact on its consolidated financial position, results of operation or cash flows. Beginning January 1, 2018, in connection with the adoption of this new ASU, PPG will change the method by which pension costs are allocated to its strategic business units. Namely, only service costs will be attributed to the strategic business units and all other components will remain in unallocated corporate overhead. PPG will recast its statement of operations and segment income for this change in allocation.
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
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses.” This ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019 and for interim periods therein. Entities may chose to adopt the new ASU as of its fiscal year beginning after December 15, 2018. PPG does not believe this ASU will have a material impact on its consolidated financial position, results of operations or cash flows.

2017 PPG ANNUAL REPORT AND FORM 10-K 49

Notes to the Consolidated Financial Statements

In February 2016, the FASB issued ASU No. 2016-02, “Leases.” This ASU requires all lessees to recognize on the balance sheet right to use assets and lease liabilities for the rights and obligations created by lease arrangements with terms greater than 12 months. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and for interim periods therein. PPG is in the process of assessing the impact the adoption of this ASU will have on its consolidated financial position, results of operations and cash flows. At a minimum, total assets and total liabilities will increase in the period the ASU is adopted. Early adoption of this ASU is permitted. At December 31, 2017, PPG’s undiscounted future minimum payments outstanding for lease obligations were approximately $840 million.
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
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers: Topic 606.” This ASU replaces nearly all existing U.S. GAAP guidance on revenue recognition. The standard prescribes a five-step model for recognizing revenue, the application of which will require significant judgment. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, and for interim periods therein. The provisions of this ASU may be applied retroactively or on a modified retrospective (cumulative effect) basis. PPG will adopt the standard using the modified retrospective approach in January 2018. PPG believes the preponderance of the Company’s contracts with customers are standard ship and bill arrangements where revenue is recognized at the time of shipment. Under the provisions of this ASU, PPG believes certain costs currently reported in Selling, general and administrative costs will be reclassified to Cost of sales, exclusive of depreciation and amortization on the Consolidated Statement of Income, as they represent costs incurred in satisfaction of performance obligations. In addition, PPG expects the cost of certain customer incentives to be recorded as a reduction of Net sales rather than Cost of sales, exclusive of depreciation and amortization or Selling, general and administrative costs. Adoption of this ASU will not have a significant impact on PPG’s consolidated financial position, results of operations and cash flows.
2. Acquisitions and Divestitures
Acquisitions
The Crown Group
On October 2, 2017, PPG acquired The Crown Group (“Crown”), a U.S.-based coatings application services business, which is reported as part of PPG's Industrial Coatings reportable segment. Crown is one of the leading component and product finishers in North America. Crown applies coatings to customers’ manufactured parts and assembled products at 11 U.S. sites. Most of Crown’s facilities, which also provide assembly, warehousing and sequencing services, are located at customer facilities or positioned near customer manufacturing sites. The company serves manufacturers in the automotive, agriculture, construction, heavy truck and alternative energy industries. Crown has annual sales of approximately $125 million.
Taiwan Chlorine Industries
Taiwan Chlorine Industries (“TCI”) was established in 1986 as a joint venture between PPG and China Petrochemical Development Corporation (“CPDC”) to produce chlorine-based products in Taiwan, at which time PPG owned 60 percent of the venture. In conjunction with the 2013 separation of its commodity chemicals business, PPG conveyed to Axiall Corporation ("Axiall") its 60% ownership interest in TCI. Under PPG’s agreement with CPDC, if certain post-closing conditions were not met following the three year anniversary of the separation, CPDC had the option to sell its 40% ownership interest in TCI to Axiall for $100 million. In turn, Axiall had a right to designate PPG as its designee to purchase the 40% ownership interest of CPDC. In April 2016, Axiall announced that CPDC had decided to sell its ownership interest in TCI to Axiall. In June 2016, Axiall formally designated PPG to purchase the 40% ownership interest in TCI. In August 2016, Westlake Chemical Corporation acquired Axiall, which became a wholly-owned subsidiary of Westlake. On April 11, 2017, PPG finalized its purchase of CPDC’s 40% ownership interest in TCI. The difference between the acquisition date fair value and the purchase price of PPG’s 40% ownership interest in TCI has been recorded as a loss in discontinued operations during the year-ended December 31, 2017.
MetoKote Corporation
In July 2016, PPG completed the acquisition of MetoKote Corporation ("MetoKote"), a U.S.-based coatings application services business. MetoKote applies coatings to customers' manufactured parts and assembled products. It operates on-site coatings services within several customer manufacturing locations, as well as at regional service centers, located throughout the U.S., Canada, Mexico, the United Kingdom, Germany, Hungary and the Czech Republic. Customers ship parts to MetoKote service centers where they are treated to enhance paint adhesion and painted with electrocoat, powder or liquid coatings technologies. Coated parts are then shipped to the customer’s next stage of assembly. MetoKote coats an average of more than 1.5 million parts per day.

50 2017 PPG ANNUAL REPORT AND 10-K

Notes to the Consolidated Financial Statements

The following table summarizes the estimated fair value of assets acquired and liabilities assumed as reflected in the final purchase price allocation for MetoKote.

($ in millions)
Current assets	$38
Property, plant, and equipment	73
Identifiable intangible assets with finite lives	86
Goodwill	166
Deferred income taxes (a)	(12)
Total assets	$351
Current liabilities	(23)
Other long-term liabilities	(22)
Total liabilities	($45)
Total purchase price, net of cash acquired	$306

(a)	The net deferred income tax liability is included in assets due to the Company's tax jurisdictional netting.
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
Other Acquisitions
In 2017, 2016, and 2015, the Company completed several smaller business acquisitions. The total consideration paid for these acquisitions, net of cash acquired, debt assumed and other post closing adjustments, was $74 million, $43 million and $371 million, respectively.
In January 2018, PPG acquired ProCoatings, a leading architectural paint and coatings wholesaler located in The Netherlands. ProCoatings, established in 2001, distributes a large portfolio of well-known professional paint brands through its network of 23 multi-brand stores. The company employs nearly 100 people.
Divestitures
Glass Segment
In 2017, PPG completed a multi-year strategic shift in the Company's business portfolio, resulting in the exit of all glass operations which consisted of the global fiber glass business, PPG's ownership interest in two Asian fiber glass joint ventures and the flat glass business. Accordingly, the results of operations, including the gains on the divestitures, and cash flows have been recast as discontinued operations for all periods presented. PPG now has two reportable business segments.
The net sales and income from discontinued operations related to the former Glass segment for the three years ended December 31, 2017, 2016, and 2015 were as follows:

($ in millions)	2017	2016	2015
Net sales	$217	$908	$1,089
Income from operations	$23	$111	$137
Net gains on the divestitures of businesses	343	421	—
Income tax expense	138	202	42
Income from discontinued operations, net of tax	$228	$330	$95
North American Fiber Glass Business
On September 1, 2017, PPG completed the sale of its North American fiber glass business to Nippon Electric Glass Co. Ltd. (“NEG”). Cash proceeds from the sale were $541 million, resulting in a pre-tax gain of $343 million, net of certain accruals and contingencies established in conjunction with the divestiture.
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

2017 PPG ANNUAL REPORT AND FORM 10-K 51

Notes to the Consolidated Financial Statements

The Company's December 31, 2016 consolidated balance sheet has been recast to present the assets and liabilities of the North American fiber glass business as held for sale. The major classes of assets and liabilities of the Glass segment included in the PPG consolidated balance sheet at December 31, 2016 were as follows:

($ in millions)	December 31, 2016
Receivables. net	$38
Inventory	32
Other current assets	1
Property, plant, and equipment, net	151
Deferred income taxes (a)	(30)
Other non-current assets	1
Assets held for sale	$193
Accounts payable and accrued liabilities	52
Long-term liabilities	12
Liabilities held for sale	$64

(a)	The net deferred income tax liability is included in assets held for sale due to the Company's tax jurisdictional netting.
Flat Glass Business
In October 2016, PPG completed the sale of its flat glass manufacturing and glass coatings operations to Vitro S.A.B. de C.V. PPG received approximately $740 million in cash proceeds and recorded a pre-tax gain of $421 million on the sale. Under the terms of the agreement, PPG divested its entire flat glass manufacturing and glass coatings operations, including production sites located in Fresno, California; Salem, Oregon; Carlisle, Pennsylvania; and Wichita Falls, Texas; four distribution/fabrication facilities located across Canada; and a research-and-development center located in Harmar, Pennsylvania. PPG’s flat glass business included approximately 1,200 employees. The business manufactures glass that is fabricated into products used primarily in commercial and residential construction.
European Fiber Glass Business
In October 2016, PPG completed the sale of its European fiber glass business to glass manufacturer NEG. PPG recorded a pre-tax loss of $42 million, consisting predominately of a $46 million pension settlement charge. The European fiber glass business manufactures reinforcement materials for thermoset and thermoplastic composite applications for the transportation, energy, infrastructure and consumer markets. Manufacturing facilities in Hoogezand, Netherlands, and Wigan, England, and a research and development facility in Hoogezand were included in the transaction.
PFG Fiber Glass Joint Ventures
In November 2016, PPG sold its 50% ownership interests in its two PFG fiber glass joint ventures to its joint venture partner Nan Ya Plastics Corporation (“Nan Ya”). Nan Ya is affiliated with Taiwan-based Formosa Plastics Group. The PFG fiber glass joint ventures supply electronic yarn fibers used in integrated electronic circuit boards and fiber glass reinforcement products for automotive applications. PPG recorded a net pre-tax gain of $36 million on the sale.
Other Divestitures
Plaka Business
In June 2017, PPG completed the sale of the assets of its Mexico-based Plaka plasterboard and cement-board business to Knauf International GmbH and recorded a $25 million pre-tax gain on the sale. The Company's consolidated balance sheet presents the assets and liabilities of the Plaka business as held for sale as of December 31, 2016.
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

52 2017 PPG ANNUAL REPORT AND 10-K

Notes to the Consolidated Financial Statements

3. Working Capital Detail

($ in millions)	2017	2016
Receivables
Trade - net(1)	$2,559	$2,288
Equity affiliates	5	2
Other - net	339	364
Total	$2,903	$2,654
Inventories(2)
Finished products	$1,083	$947
Work in process	177	165
Raw materials	437	370
Supplies	33	32
Total	$1,730	$1,514
Accounts payable and accrued liabilities
Trade	$2,321	$1,907
Accrued payroll	441	443
Customer rebates	260	235
Other postretirement and pension benefits	78	124
Income taxes	100	94
Other	580	657
Total	$3,780	$3,460

(1)	Allowance for Doubtful Accounts was $25 million and $36 million as of December 31, 2017 and 2016, respectively.

(2)
Inventories valued using the LIFO method of inventory valuation comprised 34% and 38% of total gross inventory values as of December 31, 2017 and 2016, respectively. If the FIFO method of inventory valuation had been used, inventories would have been $103 million and $106 million higher as of December 31, 2017 and 2016, respectively. During the years ended December 31, 2017 and 2016, certain inventories accounted for on the LIFO method of accounting were reduced, which resulted in the liquidation of certain quantities carried at costs prevailing in prior years. The effect on income from continuing operations was zero and income of $2 million for the years ended December 31, 2017 and 2016, respectively.

4. Property, Plant and Equipment

($ in millions)	Useful Lives (years)	2017	2016
Land and land improvements	1-30	$487	$451
Buildings	20-40	1,488	1,324
Machinery and equipment	5-25	3,432	3,076
Other	3-20	958	774
Construction in progress		229	380
Total(1)		$6,594	$6,005
Less: accumulated depreciation		3,770	3,397
Net		$2,824	$2,608

(1)	Interest capitalized in 2017, 2016 and 2015 was $7 million, $8 million and $9 million, respectively.
5. Investments

($ in millions)	2017	2016
Investments in equity affiliates	$135	$46
Marketable equity securities - Trading (See Note 9)	79	78
Other	54	55
Total	$268	$179
The Company’s investments in equity affiliates are comprised principally of 50% ownership interests in a number of joint ventures that manufacture and sell coatings. In 2017, PPG purchased a 40% ownership interest in TCI. Refer to Note 2, “Acquisitions and Divestitures” for additional information.
PPG’s share of undistributed net earnings of equity affiliates was $12 million and $7 million as of December 31, 2017 and December 31, 2016, respectively. Dividends received from equity affiliates were $8 million, $7 million and $77 million in 2017, 2016 and 2015, respectively.

2017 PPG ANNUAL REPORT AND FORM 10-K 53

Notes to the Consolidated Financial Statements

6. Goodwill and Other Identifiable Intangible Assets

Goodwill
($ in millions)	Performance Coatings	Industrial Coatings	Total
January 1, 2016	$3,073	$552	$3,625
Acquisitions	6	168	174
Foreign currency translation	(209)	(18)	(227)
December 31, 2016	$2,870	$702	$3,572
Acquisitions	23	89	112
Foreign currency translation	211	47	258
December 31, 2017	$3,104	$838	$3,942

Identifiable Intangible Assets
	December 31, 2017			December 31, 2016
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Indefinite-Lived Identifiable Intangible Assets
Trademarks	$1,158	$—	$1,158	$1,107	$—	$1,107
Definite-Lived Identifiable Intangible Assets
Acquired technology	$613	($489)	$124	$587	($446)	$141
Customer-related	1,437	(762)	675	1,272	(618)	654
Tradenames	166	(87)	79	142	(71)	71
Other	44	(35)	9	38	(28)	10
Total Definite Lived Intangible Assets	$2,260	($1,373)	$887	$2,039	($1,163)	$876
Total Identifiable Intangible Assets	$3,418	($1,373)	$2,045	$3,146	($1,163)	$1,983
The Company’s identifiable intangible assets with definite lives are being amortized over their estimated useful lives. Aggregate amortization expense was $129 million, $121 million and $132 million in 2017, 2016 and 2015, respectively.

($ in millions)	2018	2019	2020	2021	2022
Estimated future amortization expense	$125	$115	$105	$100	$100
7. Business Restructuring
The Company records restructuring liabilities that represent charges incurred in connection with consolidations of certain operations, including operations from acquisitions, as well as headcount reduction programs. These charges consist primarily of severance costs and asset write-downs.
In December 2016, PPG’s Board of Directors approved a business restructuring program which includes actions necessary to reduce its global cost structure. The program is focused on certain regions and end-use markets where business conditions are the weakest, as well as reductions in production capacity and various global functional and administrative costs. A pre-tax restructuring charge of $195 million was recorded in December 2016, of which approximately $136 million represents employee severance and other cash costs and nearly $60 million is related to the write-down of certain assets held for sale and other non-cash costs. The restructuring actions will result in the net reduction of approximately 1,700 positions, with substantially all actions to be completed in the first half of 2018.

2016 Restructuring Charge and Associated Reserve Activity
($ in millions, except no. of employees)	Severance and Other Costs	Asset Write-offs	Total Reserve	Employees Impacted
Performance Coatings	$77	$45	$122	1,069
Industrial Coatings	52	14	66	804
Corporate	7	—	7	85
Total 2016 restructuring charge	$136	$59	$195	1,958
2016 Activity	(6)	(59)	(65)	(40)
December 31, 2016	$130	$—	$130	1,918
2017 Activity	(46)	—	(46)	(1,090)
Foreign currency impact	18	—	18	—
December 31, 2017	$102	$—	$102	828

54 2017 PPG ANNUAL REPORT AND 10-K

Notes to the Consolidated Financial Statements

8. Borrowings and Lines of Credit
Long-term Debt Obligations

($ in millions)	Maturity Date	2017	2016
3-year variable rate bank loan (€500)	2017	$—	$526
0.00% note (€300)	2019	358	313
2.3% notes	2019	299	298
3.6% notes	2020	497	496
9% non-callable debentures(1)	2021	133	133
0.875% notes (€600)	2022	716	626
0.875% note (€600)	2025	710	621
1.4% notes (€600)	2027	711	620
2.5% note (€80)	2029	95	83
7.70% notes	2038	174	174
5.5% notes	2040	247	247
3% note (€120)	2044	137	118
Various other non-U.S. debt(2)	Various	43	41
Capital lease obligations	Various	15	18
Impact of derivatives on debt(1)	N/A	3	3
Total		$4,138	$4,317
Less payments due within one year	N/A	4	530
Long-term debt		$4,134	$3,787

(1)
PPG entered into several interest rate swaps which had the effect of converting fixed rate notes to variable rates, based on the three-month London Interbank Offered Rate (LIBOR). There were no interest rate swaps outstanding related to these instruments as of December 31, 2017 and 2016. The impact of the derivatives on debt represents the fair value adjustment of the debt while the interest rate swaps were outstanding, which is being amortized as a reduction to interest expense over the remaining term of the debt. The weighted average effective interest rate for these borrowings, including the effects of the swaps, was 8.4% and 8.4% for the years ended December 31, 2017 and 2016, respectively. Refer to Note 9, “Financial Instruments, Hedging Activities, and Fair Value Measurements” for additional information.

(2)	Weighted average interest rate of 3.7% and 3.8% as of December 31, 2017 and 2016, respectively.
2017 Activities
In November 2017, PPG’s €500 million 3-year variable rate bank loan matured and the Company repaid this obligation using $587 million cash on hand.
2016 Activities
In December 2016, PPG’s $125 million 6.65% notes, due 2018, were redeemed using $133 million cash on hand. Also, the Company prepaid its $250 million Term Loan Credit Agreements, one with the Bank of Tokyo-Mitsubishi UFJ, Ltd. and the other with BNP Paribas, which PPG entered into during May 2016. The Bank of Tokyo-Mitsubishi UFJ, Ltd. Term Loan would have originally terminated and all amounts outstanding would have been payable in March 2017. The BNP Paribas Term Loan would have originally terminated and all amounts outstanding would have been payable in May 2017.
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
In January 2016, PPG’s $250 million 1.9% notes matured, and the Company repaid these obligations using cash on hand.

2017 PPG ANNUAL REPORT AND FORM 10-K 55

Notes to the Consolidated Financial Statements

2015 Activities
In December 2015, PPG entered into a five-year credit agreement (the “Credit Agreement”) with several banks and financial institutions. The Credit Agreement replaced the Company's Five Year Credit Agreement dated as of September 12, 2012. The Credit Agreement provides for a $1.8 billion unsecured revolving credit facility. The Company has the ability to increase the size of the Credit Agreement by up to an additional $500 million, subject to the receipt of lender commitments and other conditions. The Credit Agreement will terminate on December 18, 2020. The Company has the right, subject to certain conditions set forth in the Credit Agreement, to designate certain subsidiaries of the Company as borrowers under the Credit Agreement. In connection with any such designation, the Company is required to guarantee the obligations of any such subsidiaries under the Credit Agreement. There were no amounts outstanding under the Credit Agreement during the years ended December 31, 2017 and 2016. The available borrowing rate on a one month, U.S. dollar denominated borrowing was 2.56% at December 31, 2017.
Borrowings under the Credit Agreement may be made in U.S. dollars or in euros. The Credit Agreement provides that loans will bear interest at rates based, at the Company’s option, on one of two specified base rates plus a margin based on certain formulas defined in the Credit Agreement. Additionally, the Credit Agreement contains a Commitment Fee, as defined in the Credit Agreement, on the amount of unused commitments under the Credit Agreement ranging from 0.080% to 0.225% per annum. The average Commitment Fee in 2017 was 0.09%, and PPG is committed to pay 0.09% in 2018.
The Credit Agreement also supports the Company’s commercial paper borrowings. There were no commercial paper borrowings outstanding as of December 31, 2017 and 2016.
The Credit Agreement contains usual and customary restrictive covenants for facilities of its type, which include, with specified exceptions, limitations on the Company’s ability to create liens or other encumbrances, to enter into sale and leaseback transactions and to enter into consolidations, mergers or transfers of all or substantially all of its assets. The Credit Agreement maintains the same restrictive covenant as the prior credit agreement whereby the Company must maintain a ratio of Total Indebtedness to Total Capitalization, as defined in the Credit Agreement, of 60% or less. As of December 31, 2017, total indebtedness was 41% of the Company’s total capitalization.
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
In June 2015, PPG’s €300 million 3.875% notes matured and the Company repaid these obligations using $336 million of cash on hand.
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
Restrictive Covenants and Cross-Default Provisions
As of December 31, 2017, PPG was in full compliance with the restrictive covenants under its various credit agreements, loan agreements and indentures.
Additionally, the Company’s Credit Agreement contains customary cross-default provisions. These provisions provide that a default on a debt service payment of $50 million or more for longer than the grace period provided under another agreement may result in an event of default under this agreement. The Company’s 9% non-callable debentures also contain a customary cross default provision triggered by the Company’s default on a debt service payment of $10 million or more. None of the Company’s primary debt obligations are secured or guaranteed by the Company’s affiliates.

56 2017 PPG ANNUAL REPORT AND 10-K

Notes to the Consolidated Financial Statements

Long-term Debt Maturities

($ in millions)	Maturity per year
2018	$4
2019	659
2020	497
2021	133
2022	718
Thereafter	$2,127
Short-term Debt Obligations

($ in millions)	2017	2016
Various, weighted average 1.9% and 5.8% as of December 31, 2017 and 2016, respectively.	$8	$99
Lease Obligations
Rental expense for operating leases was $288 million million, $273 million and $260 million in 2017, 2016 and 2015, respectively. The primary leased assets include paint stores, transportation equipment, warehouses and other distribution facilities, and office space, including the Company’s corporate headquarters located in Pittsburgh, Pa.
Minimum lease commitments for operating leases that have initial or remaining lease terms in excess of one year are as follows:

($ in millions)	As of December 31, 2017
2018	$212
2019	167
2020	138
2021	86
2022	63
Beyond 2022	$174
Lines of Credit, Letters of Credit, Surety Bonds and Guarantees
PPG’s non-U.S. operations have uncommitted lines of credit totaling $589 million of which $2 million was used as of December 31, 2017. These uncommitted lines of credit are subject to cancellation at any time and are generally not subject to any commitment fees.
The Company had outstanding letters of credit and surety bonds of $163 million and $160 million as of December 31, 2017 and 2016, respectively. The letters of credit secure the Company’s performance to third parties under certain self-insurance programs and other commitments made in the ordinary course of business.
As of December 31, 2017 and 2016, guarantees outstanding were $14 million and $12 million, respectively. The guarantees relate primarily to debt of certain entities in which PPG has an ownership interest and selected customers of certain PPG businesses. A portion of such debt is secured by the assets of the related entities. The carrying value of these guarantees were $1 million at December 31, 2017 and 2016 and the fair values of these guarantees were $1 million at December 31, 2017 and 2016. The fair value of each guarantee was estimated by comparing the net present value of two hypothetical cash flow streams, one based on PPG’s incremental borrowing rate and the other based on the borrower’s incremental borrowing rate, as of the effective date of the guarantee. Both streams were discounted at a risk free rate of return. The Company does not believe any loss related to these letters of credit, surety bonds or guarantees is likely.
9. Financial Instruments, Hedging Activities and Fair Value Measurements
Financial instruments include cash and cash equivalents, short-term investments, cash held in escrow, marketable equity securities, accounts receivable, company-owned life insurance, accounts payable, short-term and long-term debt instruments, and derivatives. The fair values of these financial instruments approximated their carrying values at December 31, 2017 and 2016, in the aggregate, except for long-term debt instruments.

2017 PPG ANNUAL REPORT AND FORM 10-K 57

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
PPG’s policies do not permit speculative use of derivative financial instruments. PPG enters into derivative financial instruments with high credit quality counterparties and diversifies its positions among such counterparties in order to reduce its exposure to credit losses. The Company did not realize a credit loss on derivatives during the three-year period ended December 31, 2017.
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
In 2017 and 2016, there were no derivative instruments de-designated or discontinued as a hedging instrument. There were no gains or losses deferred in AOCI that were reclassified to income from continuing operations during the three-year period ended December 31, 2017 related to hedges of anticipated transactions that were no longer expected to occur.
Fair Value Hedges
In prior years, PPG designated certain foreign currency forward contracts as hedges against the Company’s exposure to future changes in fair value of certain firm sales commitments denominated in foreign currencies.
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
The Company has used interest rate swaps from time to time to manage it’s exposure to changing interest rates. When outstanding, the interest rate swaps were designated as fair value hedges of certain outstanding debt obligations of the Company and were recorded at fair value. There were no interest rate swaps outstanding as of December 31, 2017 and 2016. However, in prior years, PPG settled interest rate swaps and received cash. The fair value adjustment of the debt at the time the interest rate swaps were settled is still being amortized as a reduction to interest expense over the remaining term of the related debt, the impact of which is insignificant.
Cash Flow Hedges
PPG designates certain foreign currency forward contracts as cash flow hedges of the Company’s exposure to variability in exchange rates on intercompany and third party transactions denominated in foreign currencies. As of December 31, 2017 and 2016, the fair value of all foreign currency forward contracts designated as cash flow hedges was a net asset of $3 million and $13 million, respectively.
Net Investment Hedges
PPG uses cross currency swaps, foreign currency forward contracts and euro-denominated debt to hedge a significant portion of its net investment in its European operations, as follows:
As of December 31, 2017 and 2016, U.S. dollar to euro cross currency swap contracts with a total notional amount of $560 million were outstanding and are scheduled to expire in March 2018. On settlement of the remaining outstanding contracts, PPG will receive $560 million U.S. dollars and pay euros to the counterparties. During the term of these contracts, PPG

58 2017 PPG ANNUAL REPORT AND 10-K

Notes to the Consolidated Financial Statements

receives semiannual payments in March and September of each year based on a U.S. dollar, long-term interest rate fixed as of the contract inception date, and PPG makes annual payments in March of each year to the counterparties based on a euro, long-term interest rate fixed as of the contract inception date. As of December 31, 2017 and 2016, the fair value of these contracts was an asset of $2 million and $65 million, respectively.
At December 31, 2017 and 2016, PPG had designated €2.3 billion and €2.8 billion, respectively, of euro-denominated borrowings as hedges of a portion of its net investment in the Company’s European operations. The carrying value of these instruments at December 31, 2017 and 2016 was $2.7 billion and $2.9 billion, respectively.
During 2017, 2016 and 2015, PPG used foreign currency forward contracts to hedge a portion of its net investment in its European operations. Changes in the fair value of these derivative instruments were recorded in AOCI as gains or losses. As of December 31, 2017, 2016 and 2015, none of these contracts remained outstanding. The Company paid $3 million to settle a foreign currency forward contract in 2017. In 2016, no cash proceeds were received from the settlement of these contracts and, in 2015, PPG received cash proceeds of $19 million from the settlement of these contracts.
Other Financial Instruments
PPG uses foreign currency forward contracts to manage net transaction exposures that do not qualify for hedge accounting; therefore, the change in the fair value of these instruments is recorded in “Other charges” in the accompanying consolidated statement of income in the period of change. As of December 31, 2017 and 2016, the fair value of these contracts were a liability of $20 million and an asset of $2 million, respectively.
Gains/Losses Deferred in AOCI
As of December 31, 2017 and 2016, the Company had accumulated pre-tax unrealized translation gains in AOCI related to the euro-denominated borrowings, foreign currency forward contracts, and the cross currency swaps of $16 million and $482 million, respectively.
The following tables summarize the location and amount of gains (losses) related to derivative and debt financial instruments for the years ended December 31, 2017, 2016 and 2015. All dollar amounts are shown on a pre-tax basis.

	2017		2016		2015		Caption in Consolidated Statement of Income
($ in millions)	Loss Deferred in OCI	Gain Recognized	Gain (Loss) Deferred in OCI	(Loss)/Gain Recognized	Gain Deferred in OCI	(Loss)/Gain Recognized
Fair Value
Foreign currency forward contracts	—	—	—	—	—	($2)	Sales
Equity forward arrangements	—	—	—	—	—	(44)	Asbestos - net
Total Fair Value	—	—	—	—	—	($46)
Cash Flow
Foreign currency forward contracts (a)	($7)	$9	$1	($5)	$57	$50	Other charges and Cost of sales
Total Cash Flow	($7)	$9	$1	($5)	$57	$50
Net Investment
Cross currency swaps	($61)		$25		$77
Foreign denominated debt	(403)		122		85
Foreign currency forward contracts	—		(14)		19
Total Net Investment	($464)		$133		$181
Economic
Foreign currency forward contracts		$14		$14		$18	Other charges

(a)	The ineffective portion related to this item was $7 million, $9 million and $7 million of expense for the years ended December 31, 2017, 2016 and 2015, respectively.
Fair Value Measurements
The Company follows a fair value measurement hierarchy to measure its assets and liabilities. As of December 31, 2017 and 2016, respectively, the assets and liabilities measured at fair value on a recurring basis were cash equivalents, equity securities and derivatives. In addition, the Company measures its pension plan assets at fair value (see Note 12, “Employee Benefit Plans” for further details). The Company’s financial assets and liabilities are measured using inputs from the following three levels:

2017 PPG ANNUAL REPORT AND FORM 10-K 59

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
Level 3 inputs are unobservable inputs employed for measuring the fair value of assets or liabilities. The Company does not have any recurring financial assets or liabilities that are recorded in its consolidated balance sheets as of December 31, 2017 and 2016 that are classified as Level 3 inputs.
Assets and liabilities reported at fair value on a recurring basis

	December 31, 2017			December 31, 2016
($ in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Other current assets:
Marketable equity securities	$4	$—	—	$4	$—	—
Foreign currency forward contracts	—	6	—	—	22	—
Cross currency swaps	—	2	—	—	—	—
Other assets:
Cross currency swaps	—	—	—	—	$65	—
Investments:
Marketable equity securities	$79	—	—	$78	—	—

Liabilities:
Accounts payable and accrued liabilities:
Foreign currency forward contracts	—	$23	—	—	$9	—
Long-Term Debt

($ in millions)	December 31, 2017(a)	December 31, 2016(b)
Long-term debt - carrying value	$4,123	$4,299
Long-term debt - fair value	$4,341	$4,502

(a)	Excluding capital lease obligations of $15 million and short term borrowings of $8 million as of December 31, 2017.

(b)	Excluding capital lease obligations of $18 million and short term borrowings of $99 million as of December 31, 2016.
The fair values of the debt instruments were based on discounted cash flows and interest rates then currently available to the Company for instruments of the same remaining maturities and were measured using level 2 inputs.
Assets and liabilities reported at fair value on a nonrecurring basis
There were no significant adjustments to the fair value of nonmonetary assets or liabilities during the year ended December 31, 2017. In conjunction with the 2016 restructuring actions, certain nonmonetary assets were written down to their fair value. Refer to Note 7, “Business Restructuring” for further details associated with these actions.”
Call and put option on noncontrolling interest
PPG owns a majority interest in a coatings business whose financial results are included in PPG’s consolidated financial statements. PPG has recorded the noncontrolling interest in this consolidated affiliate as a liability instead of equity in its consolidated balance sheets due to call and put option provisions associated with the noncontrolling interest, which have similar terms. This liability was $44 million and $38 million at December 31, 2017 and 2016, respectively.

60 2017 PPG ANNUAL REPORT AND 10-K

Notes to the Consolidated Financial Statements

10. Earnings Per Common Share

($ in millions, except per share amounts)	2017	2016	2015
Earnings per common share (attributable to PPG)
Income from continuing operations, net of tax	$1,371	$547	$1,311
Income from discontinued operations, net of tax	220	330	95
Net income (attributable to PPG)	$1,591	$877	$1,406
Weighted average common shares outstanding	256.1	265.6	271.4
Effect of dilutive securities:
Stock options	0.9	0.8	1.0
Other stock compensation plans	0.8	1.0	1.2
Potentially dilutive common shares	1.7	1.8	2.2
Adjusted weighted average common shares outstanding	257.8	267.4	273.6
Earnings per common share (attributable to PPG):
Income from continuing operations, net of tax	$5.35	$2.06	$4.83
Income from discontinued operations, net of tax	0.86	1.24	0.35
Net income (attributable to PPG)	$6.21	$3.30	$5.18
Earnings per common share - assuming dilution (attributable to PPG)
Income from continuing operations, net of tax	$5.32	$2.05	$4.79
Income from discontinued operations, net of tax	0.85	1.23	0.35
Net income (attributable to PPG)	$6.17	$3.28	$5.14
There were 0.6 million outstanding stock options excluded in 2017, 2016 and 2015 from the computation of earnings per diluted common share due to their anti-dilutive effect.
11. Income Taxes
The provision for income taxes by taxing jurisdiction and by significant components consisted of the following:

($ in millions)	2017	2016	2015
Current
U.S. federal	$182	($251)	$132
U.S. state and local	49	(12)	20
Foreign	349	306	261
Total current income tax expense	$580	$43	$413
Deferred
U.S. federal	$105	$176	$31
U.S. state and local	(16)	(10)	6
Foreign	(53)	8	(37)
Total deferred income tax expense	$36	$174	$—
Total income tax expense	$616	$217	$413

2017 PPG ANNUAL REPORT AND FORM 10-K 61

Notes to the Consolidated Financial Statements

A reconciliation of the statutory U.S. corporate federal income tax rate to the Company’s effective tax rate follows:

	2017	2016	2015
U.S. federal income tax rate	35.0%	35.0%	35.0%
Changes in rate due to:
U.S. tax cost - Tax Cuts & Jobs Act	11.0	—	—
U.S./foreign tax differential	(9.3)	(17.7)	(8.2)
U.S. current tax benefit on foreign exchange realization	(4.9)	(3.0)	—
U.S. tax incentives	(2.3)	(3.7)	(1.9)
U.S. tax (benefit) cost on foreign dividends	(1.9)	0.4	(1.0)
U.S. state and local taxes	1.1	(1.8)	1.0
U.S. deferred tax benefit on foreign income	(0.6)	(3.1)	(4.1)
Asbestos charge	—	19.1	—
Other	2.6	2.4	2.9
Effective income tax rate	30.7%	27.6%	23.7%
On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”) which, among other things lowered the U.S. corporate statutory income tax rate from 35% to 21%, eliminated certain deductible items and added other deductible items for corporations, imposed a tax on unrepatriated foreign earnings and eliminated U.S. taxes on most future foreign earnings. In December 2017, the Company recorded a net tax charge of $134 million related to the Act. The net charge consists of the tax on unrepatriated foreign earnings of approximately $250 million and a charge of approximately $125 million related to the remeasurement of PPG’s U.S. deferred tax assets and liabilities at the new enacted statutory rate. These charges were partially offset by a benefit from the reversal of an existing deferred tax liability on repatriated foreign earnings of approximately $150 million and a benefit resulting from PPG’s decision to accelerate recognition of certain U.S. tax attributes during the fourth quarter.
The net charge recorded as a provisional amount as of December 31, 2017 represents the Company’s best estimate using information available as of February 1, 2018. The Company anticipates U.S. regulatory agencies will issue further regulations during 2018, which may alter this estimate. The Company is still evaluating among other things, its position with respect to permanent reinvestment of foreign earnings overseas and other related outside basis difference considerations and the amount of tax owed on unrepatriated earnings by subsidiaries. The Company believes its remeasurement of the U.S deferred tax assets and liabilities is complete, except for changes in estimates that can result from finalizing the filing of our 2017 U.S. income tax return, which are not anticipated to be material, and changes that may be a direct impact of other provisional amounts recorded due to the enactment of the Act. The Company will refine its estimates to incorporate new or better information as it comes available through the filing date of its 2017 U.S. income tax returns in the fourth quarter of 2018.
The tax owed by PPG on its unrepatriated foreign earnings is payable over eight years and is subject to a prescriptive calculation to determine the portion payable in 2018 and beyond. PPG’s current estimate, using this prescriptive method, indicates its tax payable will be increased by approximately $1 million to $3 million per year through 2025. As such, the portion of the tax on unrepatriated foreign earnings not payable within the next 12 months is presented within “Other liabilities” on the consolidated balance sheet.
The total tax expense for 2017 also includes a deferred tax benefit of $22 million related to the $60 million of pre-tax pension settlement charges discussed in Note 12, “Pensions and Other Postretirement Benefits.” During 2016, the Company recorded a $151 million net tax charge associated with the funding of the Pittsburgh Corning (“PC”) asbestos settlement trust (the “Trust”) described in Note 13, "Commitments and Contingent Liabilities." Further, in conjunction with the funding of the Trust, PPG provided taxes on the earnings of certain foreign subsidiaries and recorded one-time book tax benefits for its contribution of the Company's ownership interest in PC's European subsidiary to the Trust and for a change in the measurement of certain deferred tax liabilities.
In 2017 and 2016, U.S. deferred tax on foreign earnings includes the remeasurement of a U.S. deferred tax liability to repatriate foreign earnings on which PPG has not asserted permanent reinvestment in the foreign jurisdiction.
Income (Loss) before income taxes of the Company’s U.S. operations for 2017, 2016 and 2015 was $716 million, $(204) million and $693 million, respectively. Income before income taxes of the Company’s foreign operations for 2017, 2016 and 2015 was $1,292 million, $990 million and $1,052 million, respectively.

62 2017 PPG ANNUAL REPORT AND 10-K

Notes to the Consolidated Financial Statements

Deferred income taxes
Deferred income taxes are provided for the effect of temporary differences that arise because there are certain items treated differently for financial accounting than for income tax reporting purposes. The deferred tax assets and liabilities are determined by applying the enacted tax rate in the year in which the temporary difference is expected to reverse.

($ in millions)	2017	2016
Deferred income tax assets related to
Employee benefits	$399	$604
Contingent and accrued liabilities	164	263
Operating loss and other carry-forwards	221	197
Inventories	6	14
Property	51	49
Other	135	100
Valuation allowance	(173)	(119)
Total	$803	$1,108
Deferred income tax liabilities related to
Property	$314	$349
Intangibles	578	647
Employee benefits	11	4
Derivatives	1	6
Undistributed foreign earnings	24	189
Other	20	146
Total	$948	$1,341
Deferred income tax (liabilities) assets – net	($145)	($233)

Net operating loss and credit carryforwards

($ in millions)	2017	2016	Expiration
Available net operating loss carryforwards:
Indefinite expiration	$447	$376	NA
Definite expiration	247	118	2018 - 2030
Total	$694	$494	NA
Net operating loss carryforwards, tax effected	$210	$140	NA
Income tax credit carryforwards	$9	$57	2018 - 2027
A valuation allowance of $170 million and $119 million has been established for carry-forwards at December 31, 2017 and 2016, when the ability to utilize them is not likely.
Undistributed foreign earnings
The Company had $3.4 billion and $5.3 billion of undistributed earnings of non-U.S. subsidiaries as of December 31, 2017 and 2016, respectively. These amounts relate to approximately 250 subsidiaries in approximately 75 taxable jurisdictions. The Company estimates repatriation of undistributed earnings of non-U.S. subsidiaries as of December 31, 2017 and 2016 would have resulted in a U.S. tax cost of approximately $30 million (assuming tax reform) and $350 million, respectively.
Over the past several years, PPG has established deferred tax liabilities on certain undistributed earnings, namely in connection with divestitures and the funding of the Pittsburgh Corning Asbestos Trust (refer to Note 13, “Commitments and Contingent Liabilities”). At December 31, 2016, the expected future tax cost to repatriate these foreign earnings which were not permanently reinvested totaled $189 million. At December 31, 2016, no significant deferred U.S. income taxes had been provided on the remaining $3.5 billion of PPG’s undistributed earnings as they were considered to be reinvested for an indefinite period of time or will be repatriated when it is tax effective to do so.
In 2017, in conjunction with the enactment of the Act, PPG owes U.S. tax on substantially all unrepatriated earnings. As of December 31, 2017, the Company has provisionally not changed its intention to reinvest foreign earnings indefinitely or repatriate when it is tax effective to do so, and as such has not established a liability for foreign withholding taxes or other costs that would be incurred if the earnings were repatriated.

2017 PPG ANNUAL REPORT AND FORM 10-K 63

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
A reconciliation of the total amounts of unrecognized tax benefits (excluding interest and penalties) as of December 31 follows:

($ in millions)	2017	2016	2015
January 1	$94	$82	$71
Current year tax positions - additions	37	25	14
Prior year tax positions - additions	26	8	5
Pre-acquisition unrecognized tax benefits	—	—	4
Prior year tax positions - reductions	—	(11)	(3)
Statute of limitations expirations	(8)	(8)	(1)
Settlements	(10)	—	(3)
Foreign currency translation	9	(2)	(5)
December 31	$148	$94	$82
The Company expects that any reasonably possible change in the amount of unrecognized tax benefits in the next 12 months would not be significant.
The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $140 million as of December 31, 2017.
Interest and penalties

($ in millions)	2017	2016	2015
Accrued interest and penalties related to unrecognized tax benefits	$15	$9	$8
Loss recognized in income tax expense related to interest and penalties	$4	$1	$2
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.
12. Employee Benefit Plans
Defined Benefit Plans
PPG has defined benefit pension plans that cover certain employees worldwide. The principal defined benefit pension plans are those in the U.S., Canada, the Netherlands and the U.K. These plans in the aggregate represent approximately 93% of the projected benefit obligation at December 31, 2017, of which the U.S. defined benefit pension plans represent the largest component.
U.S. defined benefit plans
As of January 1, 2006, the Company closed the salaried defined benefit plans to new entrants. The defined benefit plan of certain hourly employees was closed to new entrants in 2006 or thereafter. Eligible employees participate in a defined contribution retirement plan. In 2011, the Company approved amendments related to certain U.S. defined benefit plans so that depending upon the affected employee’s combined age and years of service to PPG, certain employees stopped or will stop accruing benefits either during 2011 or in 2020. The affected employees will participate in the Company’s defined contribution retirement plans from the date their benefits under their respective defined benefit plans are frozen. The Company has amended other defined benefit plans in other countries in a similar way and plans to continue reviewing and potentially changing other PPG defined benefit plans in the future.
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

64 2017 PPG ANNUAL REPORT AND 10-K

Notes to the Consolidated Financial Statements

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
Following the transfer of the aforementioned U.S. retiree obligations and assets to third party insurers, PPG contributed $29 million and $146 million to its U.S. plans in 2017 and 2016, respectively. These contributions were funded using cash on hand.
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
Canadian pension annuity contracts
In 2016, the Company purchased group annuity contracts that transferred pension benefit obligations for certain of the Company’s retirees and terminated vested participants in Canada who started receiving their monthly retirement benefit payments on or before April 1, 2016 to Sun Life Assurance Company of Canada (“Sun Life”) and The Canada Life Assurance Company (“Canada Life”). The amount of each affected retiree’s annuity payment is equal to the amount of such individual’s pension benefit. The purchase of group annuity contracts was funded directly by the assets of the Canadian plans. By transferring the obligations and assets to Sun Life and Canada Life, the Company reduced its overall pension projected benefit obligation by approximately $200 million and recognized a non-cash pension settlement charge of $47 million after-tax ($64 million pre-tax). The Company made voluntary contributions aggregating $7 million to the Canadian plans in 2016 related to the pension annuity contracts. These contributions were funded using cash on hand.
Sale of the flat glass business
In 2016, PPG completed the sale of its flat glass business as discussed in Note 2, “Acquisitions and Divestitures.” PPG transferred to Vitro certain defined benefit pension liabilities resulting in a settlement charge of $11 million which is included in the net gain on the sale of the flat glass business. This transaction lowered the projected benefit obligation of PPG’s defined benefit pension plan by approximately $100 million. PPG transferred pension assets of $55 million in 2016 in connection with the sale and expects to transfer an additional $5 million to $10 million of pension assets in 2018.
Sale of the European fiber glass business
In 2016, PPG completed the sale of its European fiber glass business as discussed in Note 2, “Acquisitions and Divestitures.” PPG transferred to NEG certain defined benefit pension liabilities resulting in a net settlement charge of $46 million. This amount is included in Income from discontinued operations, net of tax in 2016.This transaction lowered the projected benefit obligation of PPG’s defined benefit pension plans by approximately $340 million. PPG transferred pension assets of approximately $250 million in connection with the sale.
Postretirement medical
PPG sponsors welfare benefit plans that provide postretirement medical and life insurance benefits for certain U.S. and Canadian employees and their dependents of which the U.S. welfare benefit plans represent approximately 85% of the projected benefit obligation at December 31, 2017. Salaried and certain hourly employees in the U.S. hired on or after October 1, 2004, or rehired on or after October 1, 2012 are not eligible for postretirement medical benefits.
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

2017 PPG ANNUAL REPORT AND FORM 10-K 65

Notes to the Consolidated Financial Statements

In 2016, the Company communicated plan design changes to certain Medicare-eligible retiree plan participants. Effective January 1, 2017, the Company-sponsored Medicare-eligible plans were replaced by a Medicare private exchange. By offering retiree health coverage through a private Medicare exchange, PPG is able to provide Medicare-eligible participants with more choice of plans and plan designs, greater flexibility, and different price points for coverage.  Beginning January 1, 2017, PPG’s contribution for health care coverage related to Medicare-eligible retirees is in the form of a tax-free account known as a Health Reimbursement Arrangement (HRA). The HRA can be used to pay for health care and prescription drug plan premiums and certain out-of-pocket medical costs; unused funds can be carried over to future years.
The announcement of these plan design changes triggered a remeasurement of PPG’s retiree medical benefit obligation using prevailing interest rates. The plan design change resulted in a $306 million reduction in the Company's postretirement benefit obligation. PPG accounted for the plan design change prospectively, and the plan design change will be amortized to periodic postretirement benefit cost over a 5.6 year period.
The following table sets forth the changes in projected benefit obligations (“PBO”) (as calculated as of December 31), plan assets, the funded status and the amounts recognized in the accompanying consolidated balance sheet for the Company’s defined benefit pension and other postretirement benefit plans:

	Pensions		Other Postretirement Benefits
($ in millions)	2017	2016	2017	2016
Projected benefit obligation, January 1	$3,252	$5,349	$792	$1,084
Service cost	33	48	10	15
Interest cost	98	142	24	31
Plan amendments	—	—	—	(306)
Actuarial losses (gains) - net	185	538	(27)	13
Benefits paid	(167)	(233)	(48)	(53)
Foreign currency translation adjustments	165	(141)	8	2
Settlements and curtailments	(85)	(2,354)	—	—
Former glass business changes, net	(1)	(96)	(8)	6
Other	(18)	(1)	2	—
Projected benefit obligation, December 31	$3,462	$3,252	$753	$792
Market value of plan assets, January 1	$2,561	$4,627
Actual return on plan assets	289	470
Company contributions	87	204
Participant contributions	1	1
Benefits paid	(109)	(205)
Plan transfers	—	(3)
Plan settlements	(95)	(2,338)
Plan expenses and other-net	—	—
Foreign currency translation adjustments	149	(134)
Former glass business changes, net	—	(61)
Market value of plan assets, December 31	$2,883	$2,561
Funded Status	($579)	($691)	($753)	($792)
Amounts recognized in the Consolidated Balance Sheet:
Other assets (long-term)	173	110	—	—
Accounts payable and accrued liabilities	(23)	(61)	(54)	(61)
Accrued pensions	(729)	(740)	—	—
Other postretirement benefits	—	—	(699)	(724)
Liabilities held for sale	—	—	—	(7)
Net liability recognized	($579)	($691)	($753)	($792)
The PBO is the actuarial present value of benefits attributable to employee service rendered to date, including the effects of estimated future pay increases. The accumulated benefit obligation (“ABO”) is the actuarial present value of benefits attributable to employee service rendered to date, but does not include the effects of estimated future pay increases. The ABO for all defined benefit pension plans as of December 31, 2017 and 2016 was $3,382 million and $3,171 million, respectively.

66 2017 PPG ANNUAL REPORT AND 10-K

Notes to the Consolidated Financial Statements

The following table details the pension plans where the benefit liability exceeds the fair value of the plan assets:

	Pensions
($ in millions)	2017	2016
Plans with PBO in Excess of Plan Assets:
Projected benefit obligation	$2,544	$2,406
Fair value of plan assets	$1,792	$1,609
Plans with ABO in Excess of Plan Assets:
Accumulated benefit obligation	$2,434	$2,302
Fair value of plan assets	$1,749	$1,575
Net actuarial losses and prior service cost/(credit) deferred in accumulated other comprehensive loss

($ in millions)	Pensions		Other Postretirement Benefits
	2017	2016	2017	2016
Accumulated net actuarial losses	$835	$918	$180	$226
Accumulated prior service cost (credit)	—	1	(239)	(298)
Total	$835	$919	($59)	($72)
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
The net decrease in accumulated other comprehensive loss (pre-tax) in 2017 relating to defined benefit pension and other postretirement benefits is primarily attributable to pension settlement charges and other postretirement plan design changes, as follows:

($ in millions)	Pensions	Other Postretirement Benefits
Net actuarial loss (gain) arising during the year	$38	($35)
New prior service cost (credit)	(2)	1
Amortization of actuarial loss	(75)	(12)
Amortization of prior service (cost) credit	(1)	59
Foreign currency translation adjustments	19	—
Impact of settlements and curtailments	(63)	—
Net change	($84)	$13

The 2017 net actuarial loss related to the Company’s pension and other postretirement benefit plans of $3 million was primarily due to a decrease in the weighted average discount rate used to determine the benefit obligation at December 31, 2017, partially offset by asset performance gains in excess of the expected return on plan assets for the year.
The estimated amount of accumulated net actuarial loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2018 is $68 million. The estimated amounts of accumulated net actuarial loss and prior service (credit) for the other postretirement benefit plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in 2018 are $17 million and $(60) million, respectively.

2017 PPG ANNUAL REPORT AND FORM 10-K 67

Notes to the Consolidated Financial Statements

Net periodic benefit cost

	Pensions			Other Postretirement Benefits
($ in millions)	2017	2016	2015	2017	2016	2015
Service cost	$33	$48	$57	$10	$15	$16
Interest cost	98	142	196	24	31	45
Expected return on plan assets	(141)	(213)	(287)	—	—	—
Amortization of prior service credit	—	(1)	(2)	(59)	(31)	(9)
Amortization of actuarial losses	75	110	119	12	19	32
Settlements, curtailments, and special termination benefits	60	1,015	8	—	—	—
Net periodic benefit cost/(income)	$125	$1,101	$91	($13)	$34	$84
Net periodic benefit cost/(income) is included in Cost of sales, exclusive of depreciation and amortization, Selling, general and administrative, Research and development, and Income from discontinued operations, net of tax in the accompanying consolidated statements of income.
Key assumptions
The following weighted average assumptions were used to determine the benefit obligation for the Company’s defined benefit pension and other postretirement plans as of December 31, 2017 and 2016:

	2017	2016
Discount rate(1)	3.2%	3.7%
Rate of compensation increase	1.3%	1.6%

(1)	The discount rate for U.S. defined benefit pension and other postretirement plans was 3.7% and 4.3% as of December 31, 2017 and 2016, respectively.
The following weighted average assumptions were used to determine the net periodic benefit cost for the Company’s defined benefit pension and other postretirement benefit plans for the three years in the period ended December 31, 2017:

	2017	2016	2015
Discount rate	3.6%	3.6%	3.8%
Expected return on assets	5.4%	6.1%	6.1%
Rate of compensation increase	1.3%	1.6%	2.0%
These assumptions for each plan are reviewed on an annual basis. In determining the expected return on plan asset assumption, the Company evaluates the mix of investments that comprise each plan’s assets and external forecasts of future long-term investment returns. The Company compares the expected return on plan assets assumption to actual historic returns to ensure reasonability. For 2017, the return on plan assets assumption for PPG’s U.S. defined benefit pension plans was 7.5%. A change in the rate of return of 1 percentage point, with other assumptions held constant, would impact 2017 net periodic pension expense by $11 million. The global expected return on plan assets assumption to be used in determining 2018 net periodic pension expense will be 5.30% (7.40% for the U.S. plans only).
The discount rate used in accounting for pensions and other postretirement benefits is determined by reference to a current yield curve and by considering the timing and amount of projected future benefit payments. In 2016, the Company changed the method it uses to estimate the service and interest cost components of net periodic benefit cost for pension and other postretirement benefit costs for substantially all of its U.S. and foreign plans. Historically, the service and interest cost components were estimated using a single weighted-average discount rate derived from the yield curve used to measure the projected benefit obligation at the beginning of the period. The Company has elected to use a full yield curve approach (“Split-rate” method) in the estimation of these components of benefit cost by applying specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. The Company made this change to improve the correlation between projected benefit cash flows and the corresponding yield curve spot rates and to provide a more precise measurement of service and interest costs. This change does not affect the measurement of the Company’s total benefit obligations. The Company accounted for this change as a change in estimate and, accordingly, began recognizing its effect in fiscal year 2016. A change in the discount rate of 1 percentage point, with all other assumptions held constant, would impact 2018 net periodic benefit expense for our defined benefit pension and other postretirement benefit plans by $22 million and $26 million, respectively.
In 2017, the Company updated mortality tables used to calculate its U.S. defined benefit pension and other postretirement benefit liabilities. The Company considered the available mortality tables released by the Society of Actuaries’ Retirement

68 2017 PPG ANNUAL REPORT AND 10-K

Notes to the Consolidated Financial Statements

Plans Experience Committee and performed a review of its own mortality history, as well the industry in which the Company operates to assess future improvements in mortality rates based on its U.S. population. The Company chose to value its U.S. defined benefit pension and other postretirement benefit liabilities using a slightly modified assumption of future mortality which better approximates our plan participant population.
The weighted-average healthcare cost trend rate (inflation) used for 2017 was 6.1% declining to a projected 4.5% in the year 2024. For 2018, the assumed weighted-average healthcare cost trend rate used will be 5.8% declining to a projected 4.5% between 2019 and 2039 for medical and prescription drug costs, respectively. These assumptions are reviewed on an annual basis. In selecting rates for current and long-term health care cost assumptions, the Company takes into consideration a number of factors, including the Company’s actual health care cost increases, the design of the Company’s benefit programs, the demographics of the Company’s active and retiree populations and external expectations of future medical cost inflation rates. If these 2018 health care cost trend rates were increased or decreased by one percentage point per year, such increase or decrease would have the following effects:

	One-Percentage Point
($ in millions)	Increase	Decrease
Increase (decrease) in the aggregate of service and interest cost components of annual expense	$1	($1)
Increase (decrease) in the benefit obligation	$25	($15)
Contributions to defined benefit pension plans

($ in millions)	2017	2016	2015
U.S. defined benefit pension plans(a)	$54	$134	$224
Non-U.S. defined benefit pension plans(b)	$33	$54	$39

(a)
During 2016 and 2015, U.S. contributions totaling $12 million and $26 million associated with the former glass segment were recast as cash flows from operations - discontinued operations and are excluded from the table above.

(b)
During 2016 non-U.S. contributions totaling $4 million associated with the former European fiberglass business were recast as cash flows from operations - discontinued operations and are excluded from the table above.

Substantially all contributions made to PPG’s non-U.S. defined benefit pension plans in 2017 and 2016 were required by local funding requirements. PPG expects to make mandatory contributions to its non-U.S. plans in the range of $20 million to $30 million in 2018. PPG contributed $25 million to its U.S. defined benefit pension plans in January 2018. PPG may make voluntary contributions to its defined benefit pension plans in 2018 and beyond.
Benefit payments
The estimated benefits expected to be paid under the Company’s defined benefit pension and other postretirement benefit plans are:

($ in millions)	Pensions	Other Postretirement Benefits
2018	$147	$54
2019	$147	$54
2020	$156	$53
2021	$161	$53
2022	$166	$52
2023 to 2027	$901	$231
U.S. Qualified Pension
Beginning in 2012, the Company initiated a lump sum payout program that gave certain terminated vested participants in certain U.S. defined benefit pension plans the option to take a one-time lump sum cash payment in lieu of receiving a future monthly annuity.  During 2017, PPG paid $87 million in lump sum benefits to terminated vested participants who elected to participate in the program.  As the lump-sum payments were in excess of the expected 2017 service and interest costs for the qualified pension plans, PPG remeasured the periodic benefit obligation of the qualified plans and recorded a settlement charge totaling $35 million ($22 million after-tax).
U.S. Non-qualified Pension
In the first quarter 2017, PPG made lump-sum payments to certain retirees who had participated in PPG's U.S. non-qualified pension plan (the "Nonqualified Plan") totaling approximately $40 million. As the lump-sum payments were in excess of the

2017 PPG ANNUAL REPORT AND FORM 10-K 69

Notes to the Consolidated Financial Statements

expected 2017 service and interest costs for the Nonqualified Plan, PPG remeasured the periodic benefit obligation of the Nonqualified Plan as of March 1, 2017 and recorded a settlement charge totaling $22 million ($14 million after-tax).
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
The following summarizes the weighted average target pension plan asset allocation as of December 31, 2017 and 2016 for all PPG defined benefit plans:

Asset Category	2017	2016
Equity securities	15-45%	30-65%
Debt securities	30-65%	30-65%
Real estate	0-10%	0-10%
Other	20-40%	0-20%

70 2017 PPG ANNUAL REPORT AND 10-K

Notes to the Consolidated Financial Statements

The fair values of the Company’s pension plan assets at December 31, 2017 and 2016, by asset category, are as follows:

	December 31, 2017				December 31, 2016
($ in millions)	Level 1(1)	Level 2(1)	Level 3(1)	Total	Level 1(1)	Level 2(1)	Level 3(1)	Total
Asset Category
Equity securities:
U.S.
Large cap	$—	$83	$—	$83	$—	$80	$—	$80
Small cap	29	—	—	29	—	—	—	—
PPG common stock	—	—	—	—	53	—	—	53
Non-U.S.
Developed and emerging markets(2)	115	79	—	194	80	75	—	155
Debt securities:
Cash and cash equivalents	—	11	—	11	—	6	—	6
Corporate(3)
U.S.(4)	—	201	86	287	—	5	86	91
Developed and emerging markets(2)	—	43	—	43	—	42	—	42
Diversified(5)	—	124	—	124	—	71	—	71
Government
U.S.(4)	68	1	—	69	—	—	—	—
Developed markets	—	101	—	101	—	78	—	78
Other(6)	—	14	418	432	—	—	15	15
Real estate, hedge funds, and other	—	185	498	683	—	172	414	586
Total assets in the fair value hierarchy	$212	$842	$1,002	$2,056	$133	$529	$515	$1,177
Common-collective trusts(7)	—	—	—	827	—	—	—	1,384
Total Investments	$212	$842	$1,002	$2,883	$133	$529	$515	$2,561

(1)	These levels refer to the accounting guidance on fair value measurement described in Note 9, “Financial Instruments, Hedging Activities and Fair Value Measurements.”

(2)	These amounts represent holdings in investment grade debt or equity securities of issuers in both developed markets and emerging economies.

(3)	This category represents investment grade debt securities from a diverse set of industry issuers.

(4)	These investments are primarily long duration fixed income securities.

(5)	This category represents commingled funds invested in diverse portfolios of debt securities.

(6)	This category includes mortgage-backed and asset backed debt securities, municipal bonds and other debt securities including derivatives.

(7)	Certain investments that are measured at net asset value per share (or its equivalent) are not required to be classified in the fair value hierarchy.
The change in the fair value of the Company’s Level 3 pension assets for the years ended December 31, 2017 and 2016 was as follows:

($ in millions)	Real Estate	Other Debt Securities	Hedge Funds and Other Assets	Total
January 1, 2016	$209	$21	$405	$635
Realized gains	28	1	—	29
Unrealized losses	(15)	—	(1)	(16)
Transfers (out)/in	(88)	(5)	16	(77)
Foreign currency losses	(5)	(1)	(50)	(56)
December 31, 2016	$129	$16	$370	$515
Realized gains	11	45	3	59
Unrealized losses	—	—	5	5
Transfers (out)/in	(5)	355	36	386
Foreign currency loss	3	2	32	37
December 31, 2017	$138	$418	$446	$1,002
Real estate properties are externally appraised at least annually by reputable, independent appraisal firms. Property valuations are also reviewed on a regular basis and are adjusted if there has been a significant change in circumstances related to the property since the last valuation.

2017 PPG ANNUAL REPORT AND FORM 10-K 71

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
Retained liabilities and legacy settlement charges
PPG has retained certain liabilities for defined benefit pension and postretirement benefits earned for service up to the date of sale of its former automotive glass and service business for employees who were active as of the divestiture date and for individuals who were retirees of the business as of the divestiture date, totaling $369 million and $342 million at December 31, 2017 and 2016, respectively, for employees who were active as of the divestiture date and for individuals who were retirees of the business as of the divestiture date. PPG recognized expense of $2 million, $20 million and $17 million related to these obligations in 2017, 2016, and 2015, respectively.
There have been multiple PPG facility closures in Canada related to the former automotive glass and services business as well as other PPG businesses. These various plant closures have resulted in partial and full windups, and related settlement charges, of pension plans for various hourly and salary employees employed by these locations. The charges are recorded for the individual plans when a particular windup is approved by the Canadian pension authorities. The Company has made all contributions to the individual plan and has discharged the liability through either lump sum payments to participants or purchasing annuities.
During 2016, PPG completed the wind-up of two legacy Canadian plans and recorded after-tax wind-up charges totaling $34 million ($47 million pre-tax). Cash contributions made in conjunction with these windups were approximately $1 million. The Company recorded a settlement charge of $7 million in 2015 related to legacy plant closures. We expect limited additional settlement charges related to these legacy plant closures; although the Company retains the right to continue to review and potentially change other PPG defined benefit plans in the future.
Other Plans
Defined contribution plans
The Company has defined contribution plans for certain employees in the U.S., China, United Kingdom, Australia, Italy, and other countries. For the years ended December 31, 2017, 2016, and 2015, the Company recognized expense for its defined contribution retirement plans of $57 million, $70 million and $60 million, respectively. The Company’s annual cash contributions to its defined contribution retirement plans approximated the expense recognized in each year. As of December 31, 2017 and 2016, the Company’s obligation for contributions to be made to its defined contribution retirement plans was $15 million and $11 million, respectively.
Employee savings plan
PPG’s Employee Savings Plan (“Savings Plan”) covers substantially all employees in the U.S., Puerto Rico and Canada. The Company makes matching contributions to the Savings Plan, at management’s discretion, based upon participants’ savings, subject to certain limitations. For most participants not covered by a collective bargaining agreement, Company-matching contributions are established each year at the discretion of the Company and are applied to participant savings up to a maximum of 6% of eligible participant compensation. For those participants whose employment is covered by a collective bargaining agreement, the level of Company-matching contribution, if any, is determined by the relevant collective bargaining agreement. The Company-matching contribution remained at 100% for 2017.
In 2016, the Company terminated its U.S. defined contribution plan and subsequently merged the plan into the Savings Plan. Under the combined plan, eligible employees will continue to receive a contribution equal to between 2% and 5% of annual compensation, based on age and years of service.
Compensation expense and cash contributions related to the Company match of participant contributions to the Savings Plan for 2017, 2016, and 2015 totaled $46 million, $48 million and $44 million, respectively. A portion of the Savings Plan qualifies under the Internal Revenue Code as an Employee Stock Ownership Plan. Accordingly, dividends received on PPG shares held in that portion of the Savings Plan totaling $14 million, $14 million and $13 million for 2017, 2016, and 2015, respectively, are deductible for U.S. Federal tax purposes.
Deferred compensation plan
The Company has a deferred compensation plan for certain key managers which allows them to defer a portion of their compensation in a phantom PPG stock account or other phantom investment accounts. The amount deferred earns a return based on the investment options selected by the participant. The amount owed to participants is an unfunded and unsecured

72 2017 PPG ANNUAL REPORT AND 10-K

Notes to the Consolidated Financial Statements

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
The cost of the deferred compensation plan, comprised of dividend equivalents accrued on the phantom PPG stock account, investment income and the change in market value of the liability, was $19 million, $7 million and $5 million in 2017, 2016 and 2015, respectively. These amounts are included in “Selling, general and administrative” in the accompanying consolidated statements of income. The change in market value of the investment portfolio was income of $18 million, $5 million, and $3 million in 2017, 2016 and 2015, respectively, and is also included in “Selling, general and administrative.”
The Company’s obligations under this plan, which are included in “Accounts payable and accrued liabilities” and “Other liabilities” in the accompanying consolidated balance sheet, totaled $121 million and $124 million as of December 31, 2017 and 2016, respectively, and the investments in marketable securities, which are included in “Investments” and “Other current assets” in the accompanying consolidated balance sheet, were $83 million and $82 million as of December 31, 2017 and 2016, respectively.
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

2017 PPG ANNUAL REPORT AND FORM 10-K 73

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
The following table outlines the impact on PPG's financial statements for the year-ended December 31, 2016, including the change in fair value of the PPG stock contributed to the Trust, the equity forward instrument and the increase in the net present value of the payments made to the trust.

	Consolidated Balance Sheet
	Asbestos Settlement Liability		Equity Forward (Asset) Liability	Pre-tax Charge
($ in millions)	Current	Long-term
Balance as of and Activity for the year ended December 31, 2015	$796	$252	($223)	$12
Change in fair value:
PPG stock	34	—	—	34
Equity forward instrument	—		(35)	(35)
Accretion of asbestos liability	—	6	—	6
Settlement of equity forward instrument with counterparty (a)	—	—	(49)	—
Contribution of PCE shares and relinquishment of PC investment	(15)	—	—	—
Contribution of 2,777,778 shares of PPG stock to the PC Trust	(308)		308
Contribution of cash to the PC Trust (a)	(506)	(258)	—
Reclassification	(1)	—	(1)	—
Balance as of and Activity for the year ended December 31, 2016	$—	$—	$—	$5

(a)	Cash outflows related to the asbestos settlement funding totaled $813 million in 2016.
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

74 2017 PPG ANNUAL REPORT AND 10-K

Notes to the Consolidated Financial Statements

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
As of December 31, 2017 and 2016, PPG had reserves for environmental contingencies associated with PPG’s former chromium manufacturing plant in Jersey City, N.J. (“New Jersey Chrome”) and for other environmental contingencies, including National Priority List sites and legacy glass and chemical manufacturing sites. These reserves are reported as “Accounts payable and accrued liabilities” and “Other liabilities” in the accompanying consolidated balance sheet.

2017 PPG ANNUAL REPORT AND FORM 10-K 75

Notes to the Consolidated Financial Statements

Environmental Reserves
($ in millions)	2017	2016
New Jersey Chrome	$136	$163
Legacy glass and chemical	71	70
Other	51	52
Total	$258	$285
Current Portion	$73	$76
Pre-tax charges against income for environmental remediation costs are included in “Other charges” in the accompanying consolidated statement of income. The pre-tax charges and cash outlays related to such environmental remediation in 2017,
2016 and 2015, were as follows:

($ in millions)	2017	2016	2015
New Jersey Chrome	$4	$60	$—
Other	6	34	9
Total	$10	$94	$9
Cash outlays for environmental spending	$44	$47	$109
The Company continues to analyze, assess and remediate the environmental issues associated with New Jersey Chrome as further discussed below. During the past three years, charges for estimated environmental remediation costs were significantly higher than PPG’s historical range. Excluding the charges related to New Jersey Chrome, pre-tax charges against income for environmental remediation have ranged between approximately $5 million and $35 million per year for the past 10 years.
Management expects cash outlays for environmental remediation costs to range from $25 million to $75 million annually from 2018 through 2022.
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
The most significant assumptions underlying the estimate of remediation costs for all New Jersey Chrome sites are those related to the extent and concentration of chromium impacts in the soil, as these determine the quantity of soil that must be treated in place, the quantity that will have to be excavated and transported for offsite disposal, and the nature of disposal required. During 2016, PPG completed updated assessments of costs incurred to date versus current progress and the potential cost impacts of the most recent information, including the extent of impacted soils, percentage of hazardous versus non-hazardous soils, daily soil excavation rates, and engineering, administrative and other associated costs. Based on these assessments, a reserve adjustment of $60 million was recorded during 2016. Principal factors affecting costs included refinements in the estimate of the mix of hazardous to non-hazardous soils to be excavated, an overall increase in soil volumes to be excavated, enhanced water management requirements, decreased daily soil excavation rates due to site conditions, initial estimates for remedial actions related to groundwater, and increased oversight and management costs. The reserve adjustments for the estimated costs to remediate all New Jersey Chrome sites are exclusive of any third party indemnification, as the recovery of any such amounts is uncertain. In 2017, the cost of remediation activities reduced the reserve by $27 million.
Groundwater remediation at the former Garfield Avenue chromium-manufacturing site and five adjacent sites is expected to occur over several years after NJDEP’s approval of the work plan. Ongoing groundwater monitoring will be utilized to develop a final groundwater remedial action work plan which is currently expected to be submitted to NJDEP in 2021.

76 2017 PPG ANNUAL REPORT AND 10-K

Notes to the Consolidated Financial Statements

PPG’s financial reserve for remediation of all New Jersey Chrome sites is $136 million at December 31, 2017. The major cost components of this liability continue to be related to excavation, transportation and disposal of impacted soil, as well as construction services. These components each account for approximately 29%, 27% and 23% of the accrued amount, respectively.
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
Separation and merger of the commodity chemicals business
As a result of the commodity chemicals business separation transaction, PPG has retained responsibility for potential environmental liabilities that may result from future Natural Resource Damage claims and any potential tort claims at the Calcasieu River Estuary associated with activities and historical operations of the Lake Charles, La. facility. In the fourth quarter of 2017, PPG signed a consent decree prepared by the US Department of Justice for settlement of potential natural resource damage claims at the Calcasieu River Estuary. Payment of PPG’s previously accrued for share of costs into an escrow account will be required within 30 days of lodging of the agreement with the court. Lodging is expected to occur in the first quarter of 2018.
PPG retained additional responsibility for all liabilities relating to, arising out of or resulting from sediment contamination in the Ohio River resulting from historical activities and operations at the Natrium, W.Va. facility, exclusive of remedial activities, if any, that would have been required to have been performed on-site at the Natrium facility. PPG’s obligations with respect to the Ohio River sediment contamination terminated because PPG received no notice of any requirements to further assess or to remediate sediment contamination in the Ohio River, caused by PPG’s operation of the Natrium facility prior to the separation of the commodity chemicals business, during an indemnification period established in the agreement transferring the business to Axiall that ended on December 30, 2017.
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

2017 PPG ANNUAL REPORT AND FORM 10-K 77

Notes to the Consolidated Financial Statements

	Common Stock	Treasury Stock	Shares Outstanding
January 1, 2015	581,146,136	(309,181,570)	271,964,566
Purchases	—	(6,992,772)	(6,992,772)
Issuances	—	1,904,215	1,904,215
December 31, 2015	581,146,136	(314,270,127)	266,876,009
Purchases	—	(10,725,869)	(10,725,869)
Issuances	—	1,180,020	1,180,020
December 31, 2016	581,146,136	(323,815,976)	257,330,160
Purchases	—	(7,427,557)	(7,427,557)
Issuances	—	1,271,796	1,271,796
December 31, 2017	581,146,136	(329,971,737)	251,174,399
Per share cash dividends paid were $1.70 in 2017, $1.56 in 2016 and $1.41 in 2015.
15. Accumulated Other Comprehensive Loss

($ in millions)	Unrealized Foreign Currency Translation Adjustments		Pension and Other Postretirement Benefit Adjustments, net of tax (c)		Unrealized Gain (Loss) on Derivatives, net of tax (d)		Accumulated Other Comprehensive (Loss) Income
January 1, 2015		($628)		($1,492)		$4		($2,116)
Current year deferrals to AOCI (a)	(630)		—		—		(630)
Current year deferrals to AOCI, tax effected (b)	(74)		9		41		(24)
Reclassifications from AOCI to net income	—		104		(36)		68
Period change		($704)		$113		$5		($586)
December 31, 2015		($1,332)		($1,379)		$9		($2,702)
Current year deferrals to AOCI (a)	(299)		—		—		(299)
Current year deferrals to AOCI, tax effected (b)	(167)		29		3		(135)
Reclassifications from AOCI to net income	—		779		1		780
Period change		($466)		$808		$4		$346
December 31, 2016		($1,798)		($571)		$13		($2,356)
Current year deferrals to AOCI (a)	542		—		—		542
Current year deferrals to AOCI, tax effected (b)	(311)		20		(4)		(295)
Reclassifications from AOCI to net income			58		(6)		52
Period change		231		78		(10)		299
December 31, 2017		($1,567)		($493)		$3		($2,057)

(a)
Unrealized foreign currency translation adjustments related to translation of foreign denominated balance sheets are not presented net of tax given that no deferred U.S. income taxes have been provided on undistributed earnings of non-U.S. subsidiaries because they are deemed to be reinvested for an indefinite period of time.

(b)
The tax benefit (cost) related to unrealized foreign currency translation adjustments on tax inter-branch transactions and net investment hedges for the years ended December 31, 2017, 2016 and 2015 was $141 million, $(34) million and $(84) million, respectively. In 2015, the balance includes a remeasurement of the tax cost on the foreign proceeds from the sale of the Company’s interest in Transitions Optical which have not been permanently reinvested. Refer to Note 2, “Acquisitions and Divestitures” for additional information.

(c)
The tax cost related to the adjustment for pension and other postretirement benefits for the years ended December 31, 2017, 2016 and 2015 was $(33) million, $(403) million and $(51) million, respectively. Reclassifications from AOCI are included in the computation of net periodic benefit costs (See Note 12, “Employee Benefit Plans”). The cumulative tax benefit related to the adjustment for pension and other postretirement benefits at December 31, 2017 and 2016 was $243 million and $276 million, respectively.

(d)
The tax cost (benefit) related to the change in the unrealized gain on derivatives for the years ended December 31, 2017, 2016 and 2015 was $5 million, $2 million and $(2) million, respectively. Reclassifications from AOCI are included in the gain or loss recognized on cash flow hedges (See Note 9 “Financial Instruments, Hedging Activities and Fair Value Measurements”).

78 2017 PPG ANNUAL REPORT AND 10-K

Notes to the Consolidated Financial Statements

16. Other Income

($ in millions)	2017	2016	2015
Gain on disposals of ownership interests in business affiliates	$25	$46	$—
Royalty income	11	12	15
Share of net earnings of equity affiliates (See Note 5)	12	8	4
Gain on sale of assets	28	6	4
Income from a legal settlement	18	—	—
Other	60	59	87
Total	$154	$131	$110
17. Stock-Based Compensation
The Company’s stock-based compensation includes stock options, restricted stock units (“RSUs”) and grants of contingent shares that are earned based on achieving targeted levels of total shareholder return. All current grants of stock options, RSUs and contingent shares are made under the PPG Industries, Inc. Amended and Restated Omnibus Incentive Plan (“PPG Amended Omnibus Plan”), which was amended and restated effective April 21, 2016. Shares available for future grants under the PPG Amended Omnibus Plan were 8.0 million as of December 31, 2017.

($ in millions)	2017	2016	2015
Total stock-based compensation	$42	$38	$54
Income tax benefit recognized	$15	$14	$18
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
The following weighted average assumptions were used to calculate the fair values of stock option grants in each year:

	2017	2016	2015
Weighted average exercise price	$101.53	$95.29	$118.02
Risk free interest rate	2.4%	1.6%	1.9%
Expected life of option in years	6.5	6.5	6.5
Expected dividend yield	1.8%	2.1%	2.7%
Expected volatility	22.0%	22.8%	29.2%

The weighted average fair value of options granted was $21.15 per share, $17.94 per share and $26.94 per share for the years ended December 31, 2017, 2016, and 2015, respectively.

2017 PPG ANNUAL REPORT AND FORM 10-K 79

Notes to the Consolidated Financial Statements

Stock Options Outstanding and Exercisable	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Intrinsic Value (in millions)
Outstanding, January 1, 2016	3,881,566	$75.84	6.5	$86
Granted	642,037	$101.53
Exercised	(856,900)	$61.10
Forfeited/Expired	(91,078)	$101.36
Outstanding, December 31, 2017	3,575,625	$83.34	6.4	$120
Vested or expected to vest, December 31, 2017	3,530,023	$83.05	6.4	$120
Exercisable, December 31, 2017	1,677,087	$60.13	4.4	$95
At December 31, 2017, unrecognized compensation cost related to outstanding stock options that have not yet vested totaled $7 million. This cost is expected to be recognized as expense over a weighted average period of 1.5 years.
The following table presents stock option activity for the years ended December 31, 2017, 2016 and 2015:

($ in millions)	2017	2016	2015
Total intrinsic value of stock options exercised	$40	$34	$92
Cash received from stock option exercises	$52	$32	$53
Income tax benefit from the exercise of stock options	$15	$12	$31
Total fair value of stock options vested	$13	$16	$13

Restricted Stock Units (“RSUs”)
Long-term incentive value is delivered to selected key management employees by granting RSUs, which have either time or performance-based vesting features. The fair value of an RSU is equal to the market value of a share of PPG stock on the date of grant. Time-based RSUs vest over the three-year period following the date of grant, unless forfeited, and will be paid out in the form of stock, cash or a combination of both at the Company’s discretion at the end of the three year vesting period. Performance-based RSUs vest based on achieving specific annual performance targets for earnings per share growth and cash flow return on capital over the three calendar year-end periods following the date of grant. Unless forfeited, the performance-based RSUs will be paid out in the form of stock, cash or a combination of both at the Company’s discretion at the end of the three-year performance period if PPG meets the performance targets. The amount paid for performance-based awards may range from 0% to 180% of the original grant, based upon the frequency with which the annual earnings per share growth and cash flow return on capital performance targets are met over the three calendar year periods comprising the vesting period. For the purposes of expense recognition, PPG has assumed that performance-based RSUs granted in 2015 will vest at the 150% level and those granted in 2016 and 2017 will vest at the 100% level. As of December 31, 2017, four of the six possible performance targets had been met for the 2015 grant, two of the four possible performance targets had been met for the 2016 grant, and one of two possible performance targets had been met for the 2017 grant.

RSU Activity	Number of Shares	Weighted Average Fair Value	Intrinsic Value (in millions)
Outstanding, January 1, 2017	721,924	$95.65	$69
Granted	229,667	$102.71
Additional shares vested	70,525	$114.08
Released from restrictions	(349,871)	$103.09
Forfeited	(56,638)	$89.16
Outstanding, December 31, 2017	615,607	$101.73	$63
Vested or expected to vest, December 31, 2017	595,462	$101.89	$60

There was $14 million of total unrecognized compensation cost related to unvested RSUs outstanding as of December 31, 2017. This cost is expected to be recognized as expense over a weighted average period of 1.7 years.

80 2017 PPG ANNUAL REPORT AND 10-K

Notes to the Consolidated Financial Statements

Contingent Share Grants
The Company also provides grants of contingent shares to selected key executives that may be earned based on PPG total shareholder return (“TSR”) over the three-year period following the date of grant. Contingent share grants (referred to as “TSR awards”) are made annually and are paid out at the end of each three-year period based on the Company’s performance. Performance is measured by determining the percentile rank of the total shareholder return of PPG common stock in relation to the total shareholder return of the S&P 500 for the three-year period following the date of grant. This comparison group represents the entire S&P 500 Index as it existed at the beginning of the performance period, excluding any companies that have been removed from the index because they ceased to be publicly traded. The payment of awards following the three-year award period will be based on performance achieved in accordance with the scale set forth in the plan agreement and may range from 0% to 220% of the initial grant. A payout of 100% is earned if the target performance is achieved. Contingent share awards for the 2015-2017, 2016-2018, and 2017-2019 periods earn dividend equivalents for the award period, which will be paid to participants or credited to the participants’ deferred compensation plan accounts with the award payout at the end of the period based on the actual number of contingent shares that are earned. Any payments made at the end of the award period may be in the form of stock, cash or a combination of both. The TSR awards qualify as liability awards, and compensation expense is recognized over the three-year award period based on the fair value of the awards (giving consideration to the Company’s percentile rank of total shareholder return) remeasured in each reporting period until settlement of the awards.
As of December 31, 2017, there was $3 million of total unrecognized compensation cost related to outstanding TSR awards based on the current estimate of fair value. This cost is expected to be recognized as expense over a weighted average period of 1.7 years.

2017 PPG ANNUAL REPORT AND FORM 10-K 81

Notes to the Consolidated Financial Statements

18. Quarterly Financial Information (unaudited)

	2017 Quarter Ended				Full Year 2017 (1)
($ in millions, except per share amounts)	March 31	June 30	September 30	December 31
Net sales	$3,486	$3,806	$3,776	$3,682	$14,750
Cost of sales(2)	1,905	2,082	2,100	2,117	8,204
Net income (loss) attributable to PPG
Continuing operations	$328	$504	$392	$147	$1,371
Discontinued operations	6	(3)	217	—	220
Net income	$334	$501	$609	$147	$1,591
Earnings (loss) per common share
Continuing operations	$1.28	$1.96	$1.53	$0.58	$5.35
Discontinued operations	0.02	(0.01)	0.85	—	0.86
Earnings per common share	$1.30	$1.95	$2.38	$0.58	$6.21
Earnings per common share - assuming dilution
Continuing operations	$1.27	$1.95	$1.52	$0.58	$5.32
Discontinued operations	0.02	(0.01)	0.84	—	0.85
Earnings per common share – assuming dilution	$1.29	$1.94	$2.36	$0.58	$6.17

	2016 Quarter Ended				Full Year 2016(1)
($ in millions except per share amounts)	March 31	June 30	September 30	December 31
Net sales	$3,411	$3,782	$3,660	$3,417	$14,270
Cost of sales(2)	1,817	1,988	1,978	1,910	7,693
Net income (loss) attributable to PPG
Continuing operations	$328	$339	($211)	$91	$547
Discontinued operations	19	31	27	253	330
Net income (loss)	$347	$370	($184)	$344	$877
Earnings (loss) per common share
Continuing operations	$1.23	$1.26	($0.79)	$0.35	$2.06
Discontinued operations	0.07	0.12	0.10	0.96	1.24
Earnings (loss) per common share	$1.30	$1.38	($0.69)	$1.31	$3.30
Earnings (loss) per common share - assuming dilution
Continuing operations	$1.22	$1.25	($0.79)	$0.34	$2.05
Discontinued operations	0.07	0.12	0.10	0.96	1.23
Earnings (loss) per common share – assuming dilution	$1.29	$1.37	($0.69)	$1.30	$3.28

(1)	Full year earnings-per-share was calculated using the full year weighted average shares outstanding. As such, the sum of the quarters may not equal the total earnings-per-share for the year.

(2)	Exclusive of depreciation and amortization.
19. Reportable Business Segment Information
Segment Organization and Products
PPG is a multinational manufacturer with 10 operating segments (which the Company refers to as “strategic business units”) that are organized based on the Company’s major products lines. These operating segments are also the Company’s reporting units for purposes of testing goodwill for impairment (see Note 1, “Summary of Significant Accounting Policies”).
The Company’s reportable business segments include the following two segments: Performance Coatings and Industrial Coatings. The operating segments have been aggregated based on economic similarities, the nature of their products, production processes, end-use markets and methods of distribution.
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

82 2017 PPG ANNUAL REPORT AND 10-K

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
Effective January 1, 2018, the coating services operating segment has been merged into the industrial coatings operating segment and the Company will have 9 operating segments. Management teams and operations will be realigned to better deliver our total value proposition and provide optimal solutions to our customers, as well as to achieve operational efficiencies.
Production facilities and markets for Performance Coatings and Industrial Coatings are global. PPG’s reportable segments continue to pursue opportunities to further develop their global markets, including efforts in Asia, Eastern Europe and Latin America. Each of the reportable segments in which PPG is engaged is highly competitive. The diversification of our product lines and the worldwide markets served tend to minimize the impact on PPG’s total sales and income from continuing operations of changes in demand in a particular market or in a particular geographic area.
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
Product movement between Performance Coatings and Industrial Coatings is limited, is accounted for as an inventory transfer, and is recorded at cost plus a mark-up, the impact of which is not significant to the segment income of the reportable segments.

($ in millions) Reportable Business Segments	Performance Coatings	Industrial Coatings	Corporate / Eliminations / Non-Segment Items(1)	Consolidated Totals
2017
Net sales to external customers	$8,732	$6,018	$—	$14,750
Intersegment net sales	—	—	—	—
Total net sales	$8,732	$6,018	$—	$14,750
Segment income	$1,323	$972	$—	$2,295
Legacy items(2)				(1)
Pension settlement charge				(60)
Transaction-related costs(5)				(9)
Asset write-downs				(7)
Gain from sale of the Plaka business				25
Gain from a legal settlement				18
Gain from sale of a non-operating asset				13
Interest expense, net of interest income				(85)
Corporate unallocated(1)				(181)
Income before income taxes				$2,008
Depreciation and amortization	$272	$164	$24	$460
Share of net earnings (loss) of equity affiliates	$2	$—	$10	$12
Segment assets(3)	$9,763	$4,563	$2,212	$16,538
Investment in equity affiliates	$32	$13	$89	$134
Expenditures for property (including business acquisitions)	$224	$328	$133	$685

2017 PPG ANNUAL REPORT AND FORM 10-K 83

Notes to the Consolidated Financial Statements

($ in millions) Reportable Business Segments	Performance Coatings	Industrial Coatings	Corporate / Eliminations / Non-Segment Items(1)	Consolidated Totals
2016
Net sales to external customers	$8,580	$5,690	$—	$14,270
Intersegment net sales	—	1	(1)	—
Total net sales	$8,580	$5,691	($1)	$14,270
Segment income	$1,314	$1,042	$—	$2,356
Legacy items(2)				(114)
Business restructuring charge				(195)
Transaction-related costs(5)				(8)
Pension settlement charges				(968)
Asset write-downs				(23)
Gains on disposals of ownership interests in business affiliates				46
Interest expense, net of interest income				(99)
Corporate unallocated(1)				(209)
Income before income taxes				$786
Depreciation and amortization	$272	$143	$25	$440
Share of net earnings/(loss) of equity affiliates	$5	$1	$2	$8
Segment assets(3)	$9,168	$3,972	$2,629	$15,769
Investment in equity affiliates	$30	$13	$3	$46
Expenditures for property (including business acquisitions)	$187	$510	$32	$729

($ in millions) Reportable Business Segments	Performance Coatings	Industrial Coatings	Corporate / Eliminations / Non-Segment Items(1)	Consolidated Totals
2015
Net sales to external customers	$8,765	$5,476	$—	$14,241
Intersegment net sales	—	1	(1)	—
Total net sales	$8,765	$5,477	($1)	$14,241
Segment income	$1,302	$985	$—	$2,287
Legacy items(2)				(51)
Business restructuring charge				(136)
Transaction-related costs(5)				(44)
Interest expense, net of interest income				(86)
Corporate unallocated(1)				(225)
Income before income taxes				$1,745
Depreciation and amortization	$296	$124	$26	$446
Share of net earnings of equity affiliates	$7	$—	($3)	$4
Segment assets(3)	$9,917	$3,643	$3,516	$17,076
Investment in equity affiliates	$45	$13	$36	$94
Expenditures for property (including business acquisitions)	$298	$414	$38	$750

84 2017 PPG ANNUAL REPORT AND 10-K

Notes to the Consolidated Financial Statements

($ in millions)
Geographic Information	2017	2016	2015
Net sales(4)
United States and Canada	$6,309	$6,254	$6,232
Europe, Middle East and Africa (“EMEA”)	4,389	4,164	4,103
Asia Pacific	2,523	2,431	2,433
Latin America	1,529	1,421	1,473
Total	$14,750	$14,270	$14,241
Segment income
United States and Canada	$1,131	$1,152	$1,176
EMEA	569	590	539
Asia Pacific	361	382	359
Latin America	234	232	213
Total	$2,295	$2,356	$2,287
Property—net
United States and Canada	$1,224	$1,184	$1,101
EMEA	826	726	805
Asia Pacific	493	447	431
Latin America	281	251	271
Total	$2,824	$2,608	$2,608

(1)
Corporate intersegment net sales represent intersegment net sales eliminations. Corporate unallocated costs include the costs of corporate staff functions not directly associated with the operating segments, certain legal and insurance costs and stock-based compensation expense.

(2)
Legacy items include current costs related to former operations of the Company, including certain environmental remediation, pension and other postretirement benefit costs, legal costs and certain charges which are considered to be non-recurring. Until April 2016, legacy items also include equity earnings from PPG’s minority investment in Pittsburgh Glass Works, LLC. The Legacy items for 2016 include an environmental remediation pre-tax charge of $82 million. These charges relate to continued environmental remediation activities at legacy chemicals sites, primarily at PPG’s former Jersey City, N.J. chromium manufacturing plant and associated sites (Refer to Note 13, “Commitments and Contingent Liabilities”).

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

2017 PPG ANNUAL REPORT AND FORM 10-K 85

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
See Management Report on page 41 for management’s annual report on internal control over financial reporting. See Report of Independent Registered Public Accounting Firm on page 40 for PricewaterhouseCoopers LLP’s audit report on the Company’s internal control over financial reporting.
Item 9B. Other Information
None.
Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information about the Company’s directors required by Item 10 and not otherwise set forth below is contained under the caption “Proposal 1: Election of Directors” in PPG’s definitive Proxy Statement for the 2018 Annual Meeting of Shareholders (the “Proxy Statement”) which the Company anticipates filing with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the Company’s fiscal year, and is incorporated herein by reference.
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

86 2017 PPG ANNUAL REPORT AND 10-K

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
Part IV
Item 15. Exhibits, Financial Statement Schedules
(a)(1)    Consolidated Financial Statements and Reports of Independent Registered Public Accounting Firm (see Part II, Item 8 of this Form 10-K).
The following information is filed as part of this Form 10-K:
(a)(2)    Consolidated Financial Statement Schedule for the years ended December 31, 2017, 2016 and 2015.
The following Consolidated Financial Statement Schedule should be read in conjunction with the previously referenced financial statements:
Schedule II – Valuation and Qualifying Accounts
Allowance for Doubtful Accounts for the Years Ended December 31, 2017, 2016, and 2015

($ in millions)	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions(1)	Balance at End of Year
2017	$36	$15	($26)	$25
2016	$43	$22	($29)	$36
2015	$80	$10	($47)	$43

(1)	Notes and accounts receivable written off as uncollectible, net of recoveries, amounts attributable to divestitures and changes attributable to foreign currency translation.
All other schedules are omitted because they are not applicable.

2017 PPG ANNUAL REPORT AND FORM 10-K 87

(a)(3)    Exhibits. The following exhibits are filed as a part of, or incorporated by reference into, this Form 10-K.
Index to Exhibits

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

88 2017 PPG ANNUAL REPORT AND 10-K

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
PPG Industries, Inc. Deferred Compensation Plan related to compensation deferred on or prior to January 1, 2005, as amended and restated effective January 1, 2011, was filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2012.

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
	10.27
Term Loan Agreement, dated November 20, 2014, between PPG Industries, Inc. and Sumitomo Mitsui Banking Corporation, as Administrative Agent and as Initial Lender was filed as Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2014.

	10.28
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

*	10.29	Employment arrangement with Jean-Marie Greindl, was filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

2017 PPG ANNUAL REPORT AND FORM 10-K 89

†*	10.30	Separation Agreement and Release by and between PPG Industries, Inc. and Viktoras R. Sekmakas.
†	12	Computation of Ratio of Earnings to Fixed Charges for the Five Years Ended December 31, 2017.
†	13.1	Market Information, Dividends and Holders of Common Stock.
†	13.2	Selected Financial Data for the Five Years Ended December 31, 2017.
†	21	Subsidiaries of the Registrant.
†	23	Consent of PricewaterhouseCoopers LLP.
†	24	Powers of Attorney.
†	31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†	31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
††	32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
††	32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**	101.INS	XBRL Instance Document
**	101.SCH	XBRL Taxonomy Extension Schema Document
**	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
**	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
**	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed herewith.
††	Furnished herewith.

*	Management contracts, compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 601 of Regulation S-K.

**
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language) as of and for the year ended December 31, 2017: (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Shareholders’ Equity, (iv) the Consolidated Statement of Comprehensive Income (Loss), (v) the Consolidated Statement of Cash Flows, (vi) Notes to Consolidated Financial Statements and (vii) Financial Schedule of Valuation and Qualifying Accounts.

Item 16. Form 10-K Summary
None.

90 2017 PPG ANNUAL REPORT AND 10-K

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 15, 2018.

PPG INDUSTRIES, INC. (Registrant)

By	/s/ Vincent J. Morales
Vincent J. Morales
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

/s/ Mark C. Kelly
Mark C. Kelly
Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on February 15, 2018.

Signature	Capacity

/s/ Michael H. McGarry	Director, Chairman and Chief Executive Officer
Michael H. McGarry

/s/ Vincent J. Morales	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)
Vincent J. Morales

/s/ Mark C. Kelly	Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)
Mark C. Kelly

S. F. Angel	Director
J. G. Berges	Director
J. V. Faraci	Director
H. Grant	Director
V. F. Haynes	Director
M. L. Healey	Director
G. R. Heminger	Director
M. J. Hooper	Director	By	/s/ Vincent J. Morales
M. W. Lamach	Director		Vincent J. Morales, Attorney-in-Fact
M. H. Richenhagen	Director

2017 PPG ANNUAL REPORT AND FORM 10-K 91