Form 10-K/A
period 2017-12-31
PPG INDUSTRIES INC
filed 2018-06-28
CIK 79879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
Amendment No. 1
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
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  YES  ☒    NO  ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES  ☐    NO  ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒    NO  ☐
Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES  ☒    NO  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

2017 PPG ANNUAL REPORT AND FORM 10-K/A 1

PPG INDUSTRIES, INC.
AND CONSOLIDATED SUBSIDIARIES
As used in this report, the terms “PPG,” “Company,” “Registrant,” “we,” “us” and “our” refer to PPG Industries, Inc., and its subsidiaries, taken as a whole, unless the context indicates otherwise.
EXPLANATORY NOTE
PPG is filing this Amendment No. 1 (this “Form 10-K/A”) to amend our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission (the “SEC”) on February 15, 2018 (the “Original Filing”) to restate our audited consolidated financial statements for the years ended December 31, 2017 and 2016 and to amend related disclosures, including those regarding our disclosure controls and procedures. We have also restated certain unaudited quarterly results related to the quarters ended December 31, 2016, March 31, 2017, June 30, 2017, September 30, 2017 and December 31, 2017. This Form 10-K/A also amends certain other items in the Original Filing, as listed in “Items Amended in this Filing” below.
Background of the Restatement
On April 16, 2018, we received a report through our internal reporting system alleging violations of our accounting policies and procedures regarding the failure to accrue certain specified expenses in the first quarter of 2018. Based on our initial review at that time, we identified approximately $1.4 million of expenses (including legal fees, property taxes and performance-based compensation) that should have been accrued in the first quarter of 2018 and that were then reflected in our earnings for the quarter ended March 31, 2018, released on April 19, 2018. In addition, the report alleged that there may have been other unspecified expenses, potentially up to $5 million in the aggregate, that were improperly not accrued in the first quarter.
The Audit Committee of the Board of Directors (the “Audit Committee”) oversaw an investigation of the matters set forth in the internal report with the assistance of outside counsel and forensic accountants. The investigation identified the following items with respect to the quarter ended March 31, 2018, in addition to the approximately $1.4 million of expenses described above: (1) failure to record amortization expense in the amount of $1.4 million to correct for amortization of an intangible asset that was inadvertently not recorded over a three-year period and discovered in March 2018; (2) understatement of a health insurance accrued liability in the amount of $0.5 million; and (3) failure to record an adjustment increasing the value of inventory in our Europe, Middle East and Africa region in the amount of $2.2 million due to inflation of raw materials costs which, when corrected, had a positive effect on income in the first quarter of 2018. These three items resulted in a net increase to income from continuing operations before income taxes of approximately $0.3 million.
The investigation also identified certain inadvertent errors with respect to the quarter ended March 31, 2018. Correction of such inadvertent errors, together with the matters discussed in the immediately preceding paragraph, resulted in a net decrease in income from continuing operations before income taxes of $5.7 million for the quarter ended March 31, 2018. The correction of these inadvertent errors also resulted in a net decrease in income from continuing operations before income taxes of $2.3 million for the year ended December 31, 2017.
The investigation identified the following items with respect to the year ended December 31, 2017: (1) improper reclassifications of gains from income from discontinued operations to income from continuing operations in total pre-tax amounts of $2.5 million in the quarter ended June 30, 2017 and $4.7 million in the quarter ended December 31, 2017; (2) improper shifting of pre-tax expenses between quarterly periods in 2017, including a total of $3.5 million in compensation expense recorded in the third and fourth quarters of 2017 that should have been recorded in the quarter ended June 30, 2017; an additional expense accrual for health care claims in the amount of $3.5 million recorded in the third quarter of 2017 that should have been recorded in the quarter ended June 30, 2017; additional expense for paid vacation in the amount of $2.2 million recorded in the quarter ended December 31, 2017 that should have been recorded in the second and third quarters of 2017; and additional pension expense in the amount of $1.0 million recorded in the fourth quarter of 2017 that should have been recorded in the quarter ended September 30, 2017.
On May 10, 2018, management, in consultation with the Audit Committee and our independent registered public accounting firm, PricewaterhouseCoopers LLP (“PwC”), concluded that our consolidated financial statements for the year ended December 31, 2017 included in the Original Filing and the related report of PwC, and for the quarterly and year-to-date periods in 2017, should no longer be relied upon because of certain misstatements contained in those financial statements.
The investigation identified the following items with respect to the year ended December 31, 2016: (1) improper classification in the consolidated statement of income of the release of a reserve related to the Company’s 2015 business restructuring program in the amount of $3.4 million and (2) an improper reduction in the payout assumption for certain performance-based restricted stock units that had the impact of recognizing a $6.8 million reduction in stock based compensation expense in the fourth quarter of 2016. In the first quarter of 2017, the payout assumption for these same performance-based restricted

2 2017 PPG ANNUAL REPORT AND 10-K/A

stock units was increased, resulting in $6.8 million of stock-based compensation expense in the first quarter of 2017 that would not have been recorded if the payout assumption had not been reduced in the fourth quarter of 2016.
On June 27, 2018, management, in consultation with the Audit Committee and PwC, concluded that our consolidated financial statements for the year ended December 31, 2016 included in the Original Filing and the related report of PwC, and for the final quarterly and year-to-date period in 2016, should no longer be relied upon because of certain misstatements contained in those financial statements.
On June 27, 2018, the Audit Committee determined that its investigation was complete, and authorized the filing of our restated audited consolidated financial statements for the years ended December 31, 2017 and 2016 and certain quarterly periods within those fiscal years in order to correct our previously issued financial statements.
Impact of the Restatement
Annual
As a result of the restatement, reported net income from continuing operations was decreased by $2 million, or $0.01 per diluted share, and income from discontinued operations, net of tax, was increased by $5 million, or $0.02 per diluted share, for the year ended December 31, 2017. Reported net income from continuing operations decreased by $4 million, or $0.01 per diluted share, and there was no impact to income from discontinued operations, net of tax, for the year ended December 31, 2016.
Quarterly
As a result of the restatement, reported net income from continuing operations and earnings per diluted share from continuing operations and income from discontinued operations, net of tax, and earnings per diluted share from discontinued operations were adjusted for the appropriate quarterly periods within 2016 and 2017 as follows:

•
For the quarter ended December 31, 2016, net income from continuing operations decreased $4 million, or $0.01 per diluted share, and there was no impact to income from discontinued operations, net of tax.

•
For the quarter ended March 31, 2017, net income from continuing operations increased $3 million, or $0.01 per diluted share, and there was no impact to income from discontinued operations, net of tax.

•
For the quarter ended June 30, 2017, net income from continuing operations decreased $7 million, or $0.03 per diluted share, and income from discontinued operations, net of tax, increased by $2 million, or $0.01 per diluted share; and for the six months ended June 30, 2017, net income from continuing operations decreased $4 million, or $0.02 per diluted share and income from discontinued operations, net of tax, increased by $2 million, or $0.01 per diluted share.

•
For the quarter ended September 30, 2017, net income from continuing operations increased $1 million, or zero cents per diluted share, and there was no impact to income from discontinued operations, net of tax; and for the nine months ended September 30, 2017, net income from continuing operations decreased $3 million, or $0.01 per diluted share, and income from discontinued operations, net of tax, increased by $2 million, or $0.01 per diluted share.

•
For the quarter ended December 31, 2017, net income from continuing operations increased $1 million, or zero cents per diluted share, and income from discontinued operations, net of tax, increased by $3 million, or $0.01 per diluted share.

Internal Control Over Financial Reporting and Disclosure Controls and Procedures
Management has concluded that a material weakness existed in the Company’s internal control over financial reporting as of December 31, 2017 because the Company did not maintain effective controls within its financial close process. Specifically, the Company’s former Vice President and Controller directed his subordinates to improperly override the Company’s internal controls during the Company’s financial close process, which directions were followed and not disclosed to others in senior management, the Audit Committee or the Company’s independent registered public accounting firm and not otherwise detected by the Company’s internal controls. These actions often occurred after the end of a quarter and close to the end of the financial close process for the quarter and had the effect of positively impacting income from continuing operations reported for such quarter. This material weakness resulted in misstatements in the Company’s annual financial statements that were not prevented or detected on a timely basis and led to the restatement described above. Based on this evaluation, management has concluded that, as of December 31, 2017, the Company’s internal control over financial reporting was ineffective. Accordingly, management has restated its report on internal control over financial reporting. For more information, refer to Item 8. “Financial Statements and Supplementary Data—Management Report.”
In connection with the restatement described above, the Company’s principal executive officer and principal financial officer re-evaluated the effectiveness of our disclosure controls and procedures and have concluded that PPG’s disclosure controls

2017 PPG ANNUAL REPORT AND FORM 10-K/A 3

and procedures were not effective. For more information, refer to Item 9A. “Controls and Procedures—Evaluation of disclosure controls and procedures” and “Prior period disclosure controls and procedures and internal control over financial reporting” of this Form 10-K/A. In connection with the investigation described in this Explanatory Note, the Company has identified and implemented, and continues to identify and implement, actions to improve the effectiveness of its internal control over financial reporting and disclosure controls and procedures, including plans to enhance the Company’s resources and training with respect to financial reporting and disclosure responsibilities. For more information, refer to Item 9A. “Controls and Procedures—Remediation of material weakness” of this Form 10-K/A.
Additionally, in connection with the restatement described above, the Company’s principal executive and principal financial officers have reassessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 and, due to the existence of the material weakness in internal control over financial reporting discussed under Item 8. “Financial Statements and Supplementary Data—Management Report” have determined that the Company’s internal control over financial reporting was not effective as of such date. For more information, refer to Item 9A. “Controls and Procedures.” Prior period disclosure controls and procedures and internal control over financial reporting” of this Form 10-K/A. Also, in connection with the restatement described above, the Company’s principal executive officer and principal financial officer reevaluated the effectiveness of our disclosure controls and procedures and have concluded that PPG’s disclosure controls and procedures were not effective as of December 31, 2016. For more information, refer to Item 9A. “Controls and Procedures—Prior period disclosure controls and procedures and internal control over financial reporting”
of this Form 10-K/A.
More Information
Note 2 titled “Restatement of Previously Reported Consolidated Annual Financial Statements” to the Company’s consolidated financial statements discloses the nature of the restatement matters and adjustments and shows the effect of the restatement matters on the Company’s consolidated financial statements for 2017 and 2016. Note 19 titled “Summary Quarterly Information (Unaudited)” to the Company’s consolidated financial statements discloses the nature of the restatement matters and adjustments and shows the effect of the restatement matters on the Company’s restated condensed consolidated financial statements and notes (unaudited) for the interim periods ended December 31, 2016, March 31, 2017, June 30, 2017, September 30, 2017 and December 31, 2017.
Items Amended in this Filing
For the convenience of the reader, this Form 10-K/A sets forth the Original Filing, in its entirety, as amended to reflect the restatement. No attempt has been made in this Form 10-K/A to update other disclosures presented in the Original Filing, except as required to reflect the effects of the restatement. The following items have been amended as a result of the restatement:
Financial Highlights
Part I, Item 1 - Business
Part I, Item 1 - Forward-Looking Statements
Part I, Item 1A - Risk Factors
Part I, Item 3 - Legal Proceedings
Part II, Item 6 - Selected Financial Data
Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part II, Item 8 - Financial Statements and Supplementary Data
Part II, Item 9A - Controls and Procedures
Part IV, Item 15 - Exhibits, Financial Statement Schedules
The Company’s Principal Executive Officer and Principal Financial Officer are providing currently dated certifications in connection with this Form 10-K/A. These certifications are filed as Exhibits 31.1, 31.2, 32.1 and 32.2.

4 2017 PPG ANNUAL REPORT AND 10-K/A

PPG INDUSTRIES, INC.
AND CONSOLIDATED SUBSIDIARIES

As used in this report, the terms “PPG,” “Company,” “Registrant,” “we,” “us” and “our” refer to PPG Industries, Inc., and its subsidiaries, taken as a whole, unless the context indicates otherwise.

Note on Incorporation by Reference
Throughout this report, various information and data are incorporated by reference from the Company’s 2017 Annual Report (hereinafter referred to as “the Annual Report”). Any reference in this report to disclosures in the Annual Report shall constitute incorporation by reference only of that specific information and data into this Form 10-K/A.

2017 PPG ANNUAL REPORT AND FORM 10-K/A 5

FINANCIAL HIGHLIGHTS (As Restated)
Below are our key financial results from continuing operations for the fiscal year ended December 31, 2017:

•	Net sales were $14.7 billion, up 3% from the prior year, driven primarily by higher sales volumes and acquisition-related sales.

•
Cost of sales, exclusive of depreciation and amortization increased 7% to $8.2 billion, driven primarily by raw material cost inflation, higher sales volumes and higher cost of sales from acquired businesses.

•	Selling, general and administrative expenses of $3.6 billion were slightly lower compared to the prior year.

•
Income before income taxes was $2,005 million, up $1.2 billion year-over-year, due to the absence of pension settlement charges related to the purchase of group annuity contracts and a business restructuring charge.

•	Net income from continuing operations was $1,369 million and earnings per diluted share was $5.31.

•	Adjusted net income from continuing operations was $1,511 million and adjusted earnings per diluted share was $5.86.

•	Cash and short-term investments were approximately $1.5 billion at year-end.

•	Cash from operating activities - continuing operations was $1,551 million.

•	Capital expenditures for modernization, productivity and regulatory improvements was $360 million.

•	Cash used for business acquisitions (net of cash acquired), was $325 million.

•	The Company raised the per-share dividend by 13%, paid approximately $434 million in dividends and also repurchased $813 million of its outstanding common stock.

•	The Company expects to deploy at least $3.5 billion for acquisitions and share repurchases during 2017 and 2018 combined, with $1.1 billion deployed in 2017.

•
The 2017 effective tax rate was 30.7%, which includes a $134 million net charge related to the enactment of the U.S. Tax Cuts and Jobs Act. This net charge is $37 million higher than the net charge included in PPG’s fourth quarter earnings release and Form 8-K furnished on January 18, 2018, primarily due to new IRS regulations issued and refinements of the Company’s estimates. While the Company has made a preliminary assessment of the new legislation’s impact on PPG, U.S. regulatory agencies will be issuing further regulations and clarifying interpretations over 2018 which could alter the Company’s conclusions regarding the impact of the new law. Further, PPG may continue to refine its estimates to incorporate new or better information as it comes available. The Company’s adjusted effective tax rate was 24.3%.

For further information and a full discussion and analysis of business performance for the years ended December 31, 2017, 2016, and 2015 and a reconciliation of non-GAAP financial measures, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K/A.

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
In September 2017, PPG completed the sale of its North American fiber glass business, which represents the culmination of a multi-year strategic shift in the Company's business portfolio, resulting in the exit of all glass operations. Accordingly, all historical information has been recast to present the Glass segment as discontinued operations and assets held for sale. Refer to Note 3, “Acquisitions and Divestitures” under Item 8 of this Form 10-K/A for further information relating to this transaction.
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

6 2017 PPG ANNUAL REPORT AND 10-K/A

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

2017 PPG ANNUAL REPORT AND FORM 10-K/A 7

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

Major Competitive Factors	Product performance, technology, quality, technical and customer service, price, customer productivity and distribution.
Global Competitors	Akzo Nobel N.V., Axalta Coating Systems Ltd., BASF Corporation, Kansai Paints, Nippon Paint and the Sherwin-Williams Company
2017 Strategic Acquisitions	The Crown Group (Crown) - Refer to Note 3, “Acquisitions and Divestitures” under Item 8 of this Form 10-K/A for more information.
Average Number of Employees in 2017	14,800
Principal Manufacturing and Distribution Facilities
Barberton, Ohio; Busan, South Korea; Cieszyn, Poland; Cleveland, Ohio; Lake Charles, La.; Oak Creek, Wis.; Quattordio, Italy; San Juan del Rio, Mexico; Sumaré, Brazil; Tianjin, China, and Zhangjiagang, China

8 2017 PPG ANNUAL REPORT AND 10-K/A

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
PPG owns and operates several facilities to conduct research and development for new and improved products and processes. In addition to the Company’s centralized principal research and development centers (See Item 2. “Properties” of this Form 10-K/A), operating segments manage their development through centers of excellence. As part of our ongoing efforts to manage our formulations and raw material costs effectively, we operate a global competitive sourcing laboratory in China. Because of the Company’s broad array of products and customers, PPG is not materially dependent upon any single technology platform.
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

2017 PPG ANNUAL REPORT AND FORM 10-K/A 9

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
Our net sales in the developed and emerging regions of the world for the years ended December 31st are summarized below:

($ in millions)	2017	2016	2015
Net Sales	As Restated
United States, Canada, Western Europe	$9,911	$9,773	$9,692
Latin America, Central and Eastern Europe, Middle East, Africa, Asia Pacific	4,837	4,497	4,549
Total	$14,748	$14,270	$14,241
Refer to Note 20, “Reportable Business Segment Information” under Item 8 of this Form 10-K/A for geographic information related to PPG’s property, plant and equipment, and for additional geographic information pertaining to sales.
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

10 2017 PPG ANNUAL REPORT AND 10-K/A

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

2017 PPG ANNUAL REPORT AND FORM 10-K/A 11

Management believes that the outcome of these environmental contingencies will not have a material adverse effect on PPG’s financial position or liquidity; however, any such outcome may be material to the results of operations of any particular period in which costs, if any, are recognized. See Note 14, “Commitments and Contingent Liabilities,” under Item 8 of this Form 10-K/A for additional information related to environmental matters and our accrued liability for estimated environmental remediation costs.
Available Information
The Company’s website address is www.ppg.com. The Company posts, and shareholders may access without charge, the Company’s recent filings and any amendments thereto of its annual reports on Form 10-K/A, quarterly reports on Form 10-Q and its proxy statements as soon as reasonably practicable after such reports are filed with the Securities and Exchange Commission (“SEC”). The Company also posts all financial press releases, including earnings releases, to its website. All other reports filed or furnished to the SEC, including reports on Form 8-K, are available via direct link on PPG’s website to the SEC’s website, www.sec.gov. Reference to the Company’s and the SEC’s websites herein does not incorporate by reference any information contained on those websites and such information should not be considered part of this Form 10-K/A.
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
Refer to Item 1. “Raw Materials and Energy” of this Form 10-K/A for a discussion of the current year trends and outlook in raw material and energy costs.
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
Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K/A for discussion of the economic conditions in 2017 and our outlook on certain economic conditions in 2018.

12 2017 PPG ANNUAL REPORT AND 10-K/A

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
As described in Note 14, “Commitments and Contingent Liabilities,” under Item 8 of this Form 10-K/A, we are currently undertaking environmental remediation activities at a number of our current and former facilities and properties, the cost of which is substantial. In addition to the amounts currently reserved, we may be subject to loss contingencies related to environmental matters estimated to be as much as $100 million to $200 million. Such unreserved losses are reasonably possible but are not currently considered to be probable of occurrence.
We are involved in a number of lawsuits and claims, and we may be involved in future lawsuits and claims, in which substantial monetary damages are sought.
PPG is involved in a number of lawsuits and claims, both actual and potential, in which substantial monetary damages are sought. Those lawsuits and claims relate to contract, patent, environmental, product liability, asbestos exposure, antitrust, employment, securities and other matters arising out of the conduct of PPG’s current and past business activities. Any such claims, whether with or without merit, could be time consuming, expensive to defend and could divert management’s attention and resources. We maintain insurance against some, but not all, of these potential claims, and the levels of insurance we do maintain may not be adequate to fully cover any and all losses. We believe that, in the aggregate, the outcome of all current lawsuits and claims involving PPG, including those described in Note 14, “Commitments and Contingent Liabilities” under Item 8 of this Form 10-K/A, will not have a material effect on PPG’s consolidated financial position or liquidity; however, such outcome may be material to the results of operations of any particular period in which costs, if any, are recognized. Nonetheless, the results of any future litigation or claims are inherently unpredictable, and such outcomes could have a material adverse effect on our results of operations, cash from operating activities or financial condition.
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

2017 PPG ANNUAL REPORT AND FORM 10-K/A 13

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

14 2017 PPG ANNUAL REPORT AND 10-K/A

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
We have concluded that certain of our previously issued financial statements should not be relied upon and have restated certain of our previously issued financial statements, which may lead to, among other things, shareholder litigation, loss of investor confidence, negative impact on our stock price and certain other risks.
As discussed in the Explanatory Note, Note 2, “Restatement of Previously Reported Consolidated Annual Financial Statements” and in Note 19, “Quarterly Financial Information (unaudited)” under Item 8 of this Form 10-K/A, we have concluded that our previously issued financial statements as of December 31, 2017 and 2016, and for each of the quarterly and year-to-date periods in 2017, and the final quarterly and year-to-date period in 2016, should no longer be relied upon. The determination that the applicable financial statements should no longer be relied upon and that certain financial statements would be restated was made following the identification of misstatements. As a result of these misstatements, we have become subject to a number of additional risks and uncertainties, including unanticipated costs for accounting and legal fees in connection with or related to the restatement, shareholder litigation and government investigations. Any such proceeding could result in substantial defense costs regardless of the outcome of the litigation or investigation. If we do not prevail in any such litigation, we could be required to pay substantial damages or settlement costs.
We are remediating certain internal controls and procedures, which, if not successful, could result in additional misstatements in our financial statements negatively affecting our results of operations.
We are in the process of implementing certain remediation actions. See Item 9A. “Controls and Procedures” of this Form 10-K/A for a description of these remediation measures. To the extent these steps are not successful, not sufficient to correct our material weakness in internal control over financial reporting or are not completed in a timely manner, future financial statements may contain material misstatements and we could be required to restate our financial results. Any of these matters could adversely affect our business, reputation, revenues, results of operations, financial condition and stock price and limit our ability to access the capital markets through equity or debt issuances.
We are involved in governmental investigations, which are costly to conduct and may result in substantial financial and other penalties, as well as adverse effects on our business and financial condition.
Prior to filing the Current Report on Form 8-K disclosing our receipt of the internal report on April 19, 2018, we self-reported these issues to the SEC. We are cooperating with the SEC in its investigation of this matter. The SEC investigation is

2017 PPG ANNUAL REPORT AND FORM 10-K/A 15

continuing, and we are currently unable to predict its duration, scope or results or whether the SEC will commence any legal action. If we are found to have violated securities laws or other federal statutes, we may be subject to criminal and civil penalties and other remedial measures, including, but not limited to, injunctive relief, disgorgement, civil and criminal fines and penalties, modifications of compliance programs and the retention of a monitor to oversee compliance. The imposition of any of these sanctions or remedial measures could have a material adverse impact on our business, reputation, revenues, results of operations and financial condition.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The Company’s corporate headquarters is located in Pittsburgh, Pa. The Company’s manufacturing facilities, sales offices, research and development centers and distribution centers are located throughout the world. As of February 15, 2018, the Company operated 133 manufacturing facilities in 39 countries. See Item 1. “Business” of this Form 10-K/A for the principal manufacturing and distribution facilities by reportable segment.
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

16 2017 PPG ANNUAL REPORT AND 10-K/A

Item 3. Legal Proceedings
PPG is involved in a number of lawsuits and claims, both actual and potential, including some that it has asserted against others, in which substantial monetary damages are sought. These lawsuits and claims may relate to contract, patent, environmental, product liability, asbestos exposure, antitrust, employment, securities and other matters arising out of the conduct of PPG’s current and past business activities. To the extent that these lawsuits and claims involve personal injury and property damage, PPG believes it has adequate insurance; however, certain of PPG’s insurers are contesting coverage with respect to some of these claims, and other insurers may contest coverage. PPG’s lawsuits and claims against others include claims against insurers and other third parties with respect to actual and contingent losses related to environmental, asbestos and other matters.
The Company has self-reported to the SEC information concerning the internal investigation of accounting matters described in the Explanatory Note and in Note 2, “Restatement of Previously Reported Consolidated Annual Financial Statements” under Item 8 of this Form 10-K/A. The Company’s cooperation with the SEC’s investigation is continuing.
On May 20, 2018, a putative securities class action lawsuit was filed in the U.S. District Court for the District for the Central District of California against the Company and certain of its current or former officers. This action, captioned Trevor Mild v. PPG Industries, Inc., Michael H. McGarry, Vincent J. Morales, and Mark C. Kelly, asserts securities fraud claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of putative classes of persons who purchased or otherwise acquired stock of the Company during various time periods between April 24, 2017 and May 10, 2018. The allegations relate to, among other things, allegedly false and misleading statements and/or failures to disclose information about the Company’s business, operations and prospects. This action remains pending. The Company believes this action is without merit and intends to defend itself vigorously.
For many years, PPG has been a defendant in lawsuits involving claims alleging personal injury from exposure to asbestos. For a description of asbestos litigation affecting the Company, see Note 14, “Commitments and Contingent Liabilities” under Item 8 of this Form 10-K/A.
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

2017 PPG ANNUAL REPORT AND FORM 10-K/A 17

Executive Officers of the Company
Set forth below is information related to the Company’s executive officers as of June 28, 2018.

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

Item 4. Mine Safety Disclosures
Not Applicable.

18 2017 PPG ANNUAL REPORT AND 10-K/A

Part II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The information required by Item 5 regarding market information, including stock exchange listings and quarterly stock market prices, dividends and holders of common stock is included in Exhibit 13.1 filed with this Form 10-K/A and is incorporated herein by reference. This information is also included in the PPG Shareholder Information on page 4 of the Annual Report to shareholders.
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
Item 6. Selected Financial Data (As Restated)
The information required by Item 6 regarding the selected financial data for the five years ended December 31, 2017 is included in Exhibit 13.2 filed with this Form 10-K/A and is incorporated herein by reference.
Management and the Audit Committee have concluded that our financial statements as of December 31, 2017 and 2016, and for each of the quarterly and year-to-date periods in 2017 and the final quarterly and year-to-date period in 2016 should not be relied upon. In this Form 10-K/A, we have restated our audited consolidated financial statements as of December 31, 2017 and 2016, and certain unaudited consolidated financial information for each of the quarterly and year-to-date periods in 2017 and the final quarterly and year-to-date period in 2016. The selected statement of operations data presented in Exhibit 13.2 and incorporated by reference herein for each of the three years in the period ended December 31, 2017 and the balance sheet data as of December 31, 2017 and 2016 have been derived from the audited consolidated financial statements included in this Form 10-K/A. The selected statement of operations data for the years ended December 31, 2014 and 2013 and the balance sheet data as of December 31, 2015, 2014 and 2013 have been derived from consolidated financial information not included in this Form 10-K/A.

2017 PPG ANNUAL REPORT AND FORM 10-K/A 19

For more information on this restatement, see the Explanatory Note immediately preceding the Table of Contents, Note 2, “Restatement of Previously Reported Consolidated Annual Financial Statements” and Note 19, “Quarterly Financial Information (unaudited)” under Item 8 of this Form 10-K/A. The selected financial data reflect the restatement described in the Explanatory Note.

20 2017 PPG ANNUAL REPORT AND 10-K/A

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (As Restated)
As described in Note 2, “Restatement of Previously Reported Consolidated Annual Financial Statements” under Item 8 of this Form 10-K/A, we restated our audited financial statements as of December 31, 2017 and 2016 and for the years ended December 31, 2017 and 2016. The impact of the restatement is reflected in Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations below. We have also restated certain unaudited quarterly results related to the three months ended December 31, 2016, March 31, 2017, June 30, 2017 (and six months ended), September 30, 2017 (and nine months ended) and December 31, 2017. The impact of the restatement to the quarterly 2017 financial statements does not result in material changes to the MD&A included in the previously filed Forms 10-Q. As such, these disclosures have not been included in this Form 10-K/A.
Performance Overview
Net Sales

				% Change
($ in millions, except percentages)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
	As Restated
United States and Canada	$6,307	$6,254	$6,232	0.8%	0.4%
Europe, Middle East and Africa (EMEA)	4,389	4,164	4,103	5.4%	1.5%
Asia Pacific	2,523	2,431	2,433	3.8%	(0.1)%
Latin America	1,529	1,421	1,473	7.6%	(3.5)%
Total	$14,748	$14,270	$14,241	3.3%	0.2%

2017 vs. 2016
Net sales increased $478 million due to the following:
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

2017 PPG ANNUAL REPORT AND FORM 10-K/A 21

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

Cost of sales, exclusive of depreciation and amortization

				% Change
($ in millions, except percentages)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
	As Restated
Cost of sales, exclusive of depreciation and amortization	$8,207	$7,693	$7,786	6.7%	(1.2)%
Cost of sales as a % of net sales	55.6%	53.9%	54.7%	1.7%	(0.8)%

2017 vs. 2016
Cost of sales, exclusive of depreciation and amortization, increased $514 million (+7%) due to the following:
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

22 2017 PPG ANNUAL REPORT AND 10-K/A

Selling, general and administrative expenses

				% Change
($ in millions, except percentages)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
	As Restated	As Restated
Selling, general and administrative expenses	$3,564	$3,588	$3,584	(0.7)%	0.1%
Selling, general and administrative expenses as a % of net sales	24.2%	25.1%	25.2%	(0.9)%	(0.1)%

2017 vs. 2016
Selling, general and administrative expenses decreased $24 million (-1%) primarily due to:
● Lower net periodic pension and other postretirement benefit costs
● Lower selling and advertising costs
● Restructuring cost savings
Partially offset by:
● Wage and other cost inflation
● Selling, general and administrative expenses from acquired businesses
● Foreign currency translation

2016 vs. 2015
Selling, general and administrative expenses increased $4 million (0%) due to the following:
● Foreign currency translation
● Restructuring cost savings
Partially offset by:
● Selling, general and administrative expenses from acquired businesses
● Overhead cost inflation
Other charges and other income

				% Change
($ in millions, except percentages)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
	As Restated	As Restated
Interest expense, net of Interest income	$85	$99	$86	(14.1)%	15.1%
Business restructuring (As Restated)	$—	$191	$136	(100.0)%	40.4%
Pension settlements	$60	$968	$—	(93.8)%	N/A
Other charges	$64	$175	$90	(63.4)%	94.4%
Other income	($150)	($127)	($110)	18.1%	15.5%
Interest expense, net of Interest income
Interest expense, net of interest income decreased $14 million in 2017 versus 2016 primarily due to lower interest rate debt outstanding during 2017. Interest expense, net of Interest income increased $13 million in 2016 versus 2015 as interest income decreased year-over-year due to lower interest rates and lower average cash deposits on hand.
Business restructuring
In 2016, PPG recorded a pre-tax business restructuring charge of $191 million (as restated). During 2017, PPG realized approximately $50 million of cost savings related to restructuring actions. Once fully implemented, the total annual savings run rate is expected to be approximately $125 million. Refer to Note 8, "Business Restructuring" in Item 8 of this Form 10-K/A for additional information.
In 2015, PPG recorded a pre-tax restructuring charge of $136 million, of which about 85% represented employee severance and other cash charges. As of December 31, 2016, substantially all actions have been completed.

2017 PPG ANNUAL REPORT AND FORM 10-K/A 23

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
During 2016, PPG permanently transferred approximately $1.8 billion of its U.S. and Canadian pension obligations and assets to several highly rated insurance companies. These actions triggered remeasurement and partial settlement of certain of the Company’s defined benefit pension plans. PPG recognized a $968 million pre-tax settlement charge in connection with these transactions. Refer to Note 13, "Employee Benefit Plans" in Item 8 of this Form 10-K/A for additional information.
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
Effective tax rate and earnings per diluted share, continuing operations

				% Change
($ in millions, except percentages)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
	As Restated	As Restated
Income tax expense	$615	$214	$413	187.4%	(48.2)%
Effective tax rate	30.7%	27.5%	23.7%	3.2%	3.8%
Adjusted effective tax rate*	24.3%	24.5%	23.9%	(0.2)%	0.6%

Earnings per diluted share	$5.31	$2.04	$4.79	160.3%	(57.4)%
Adjusted earnings per diluted share*	$5.86	$5.64	$5.33	3.9%	5.8%
*See the Regulation G reconciliations - results of operations
The effective tax rate for the year-ended December 31, 2017 was 30.7% and increased 3.2% from the prior year primarily due to recording the net charge triggered by the enactment of the U.S. Tax Cuts and Jobs Act. This charge is approximately $37 million higher than the net charge included in PPG’s fourth quarter earnings release and Form 8-K furnished on January 18, 2018, primarily due to new IRS regulations issued and refinements of management estimates.
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

24 2017 PPG ANNUAL REPORT AND 10-K/A

Income before income taxes from continuing operations is reconciled to adjusted income before income taxes, the effective tax rate from continuing operations is reconciled to the adjusted effective tax rate from continuing operations and net income (attributable to PPG) and earnings per share – assuming dilution (attributable to PPG) are reconciled to adjusted net income (attributable to PPG) and adjusted earnings per share – assuming dilution below:

Year-ended December 31, 2017 (As Restated)
($ in millions, except percentages and per share amounts)	Income Before Income Taxes	Tax Expense	Effective Tax Rate	Net income from continuing operations (attributable to PPG)	Earnings per diluted share
As reported, continuing operations	$2,005	$615	30.7%	$1,369	$5.31
Includes:
Net tax charge related to U.S. Tax Cuts and Jobs Act	—	(134)	N/A	134	0.52
Charges related to transaction-related costs(1)	9	3	37.9%	6	0.02
Charges related to pension settlements	60	22	37.9%	38	0.14
Gain from sale of business	(25)	(1)	3.2%	(24)	(0.09)
Gain from a legal settlement	(18)	(7)	37.9%	(11)	(0.04)
Gain from sale of a non-operating asset	(13)	(5)	37.9%	(8)	(0.03)
Charges related to asset write-downs	7	—	—%	7	0.03
Adjusted, continuing operations, excluding certain charges	$2,025	$493	24.3%	$1,511	$5.86

Year-ended December 31, 2016 (As Restated)
($ in millions, except percentages and per share amounts)	Income Before Income Taxes	Tax Expense	Effective Tax Rate	Net income from continuing operations (attributable to PPG)	Earnings per diluted share
As reported, continuing operations	$779	$214	27.5%	$543	$2.04
Includes:
Charges related to transaction-related costs(1)	8	3	37.6%	5	0.03
Charges related to pension settlements	968	352	36.4%	616	2.31
Charge related to business restructuring	191	50	26.2%	141	0.53
Charge related to environmental remediation	82	31	37.6%	51	0.20
Net gain from disposals of ownership interests in business affiliates	(46)	(16)	34.8%	(30)	(0.12)
Net tax effect of asbestos settlement funding	—	(151)	N/A	151	0.57
Charge related to early retirement of debt	8	3	37.6%	5	0.02
Charges related to asset write-downs	23	7	30.4%	17	0.06
Adjusted, continuing operations, excluding certain charges	$2,013	$493	24.5%	$1,499	$5.64

Year-ended December 31, 2015
($ in millions, except percentages and per share amounts)	Income Before Income Taxes	Tax Expense	Effective Tax Rate	Net income from continuing operations (attributable to PPG)	Earnings per diluted share
As reported, continuing operations	$1,745	$413	23.7%	$1,311	$4.79
Includes:
Charges related to transaction-related costs(1)	44	14	33.3%	30	0.10
Charge related to business restructuring	136	31	22.8%	105	0.39
Charge related to pension settlement	7	2	28.6%	5	0.02
Charge related to equity affiliate debt refinancing	11	4	37.6%	7	0.03
Adjusted, continuing operations, excluding certain charges	$1,943	$464	23.9%	$1,458	$5.33

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

2017 PPG ANNUAL REPORT AND FORM 10-K/A 25

Regulation G Reconciliations - Quarterly Results of Operations (unaudited) (As Restated)

	Three months ended December 31, 2016
($ in millions, except percentages and per share amounts)	Income Before Income Taxes	Tax Expense	Effective Tax Rate	Net income from continuing operations (attributable to PPG)	Earnings per diluted share
As reported, continuing operations	$131	$40	30.5%	$91	$0.33
Adjusted for:
Business restructuring charge	191	50	26.2%	141	0.53
Environmental remediation charge	82	31	37.6%	51	0.20
Net gain on disposals of ownership interests in business affiliates	(13)	(5)	38.5%	(8)	(0.04)
Net tax effect of asbestos settlement funding	—	(23)	N/A	23	0.09
Premium on early retirement of debt	8	3	37.6%	5	0.02
Adjusted, continuing operations, excluding certain charges	$399	$96	24.1%	$303	$1.13

	Three months ended March 31, 2017
($ in millions, except percentages and per share amounts)	Income Before Income Taxes	Tax Expense	Effective Tax Rate	Net income from continuing operations (attributable to PPG)	Earnings per diluted share
As reported, continuing operations	$446	$110	24.7%	$331	$1.28
Adjusted for:
Transaction-related costs(1)	4	1	37.9%	3	0.01
Pension settlement charge	22	8	37.9%	14	0.05
Adjusted, continuing operations, excluding certain charges	$472	$119	25.2%	$348	$1.34

	Three months ended June 30, 2017
($ in millions, except percentages and per share amounts)	Income Before Income Taxes	Tax Expense	Effective Tax Rate	Net income from continuing operations (attributable to PPG)	Earnings per diluted share
As reported, continuing operations	$659	$157	23.8%	$497	$1.92
Adjusted for:
Transaction-related costs(1)	5	2	37.9%	3	0.01
Gain from sale of the Plaka business	(25)	(1)	3.2%	(24)	(0.09)
Income from a legal settlement	(18)	(7)	37.9%	(11)	(0.04)
Adjusted, continuing operations, excluding certain charges	$621	$151	24.3%	$465	$1.80

	Three months ended September 30, 2017
($ in millions, except percentages and per share amounts)	Income Before Income Taxes	Tax Expense	Effective Tax Rate	Net income from continuing operations (attributable to PPG)	Earnings per diluted share
As reported, continuing operations	$523	$124	23.7%	$393	$1.52

26 2017 PPG ANNUAL REPORT AND 10-K/A

	Three months ended December 31, 2017
($ in millions, except percentages and per share amounts)	Income Before Income Taxes	Tax Expense	Effective Tax Rate	Net income from continuing operations (attributable to PPG)	Earnings per diluted share
As reported, continuing operations	$377	$224	59.4%	$148	$0.58
Adjusted for:
Net tax charge for Tax Cuts and Jobs Act	—	(134)	N/A	134	0.52
Pension settlement charge	38	14	37.9%	24	0.09
Gain on sale of a non-operating asset	(13)	(5)	37.9%	(8)	(0.03)
Asset write-downs	(7)	—	—%	7	0.03
Adjusted, continuing operations, excluding certain charges	$395	$99	25.1%	$305	$1.19

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

2017 PPG ANNUAL REPORT AND FORM 10-K/A 27

Performance of Reportable Business Segments
Performance Coatings

				$ Change		% Change
($ in millions, except percentages)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015	2017 vs. 2016	2016 vs. 2015
	As Restated
Net sales	$8,730	$8,580	$8,765	$150	$(185)	1.7%	(2.1)%
Segment income	$1,321	$1,314	$1,302	$7	$12	0.5%	0.9%

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

28 2017 PPG ANNUAL REPORT AND 10-K/A

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

2017 PPG ANNUAL REPORT AND FORM 10-K/A 29

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

30 2017 PPG ANNUAL REPORT AND 10-K/A

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

2017 PPG ANNUAL REPORT AND FORM 10-K/A 31

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

32 2017 PPG ANNUAL REPORT AND 10-K/A

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
Accounting Standards Adopted in 2017
Note 1, “Summary of Significant Accounting Policies,” under Item 8 of this Form 10-K/A describes the Company’s recently adopted accounting pronouncements.
Accounting Standards to be Adopted in Future Years
Note 1, “Summary of Significant Accounting Policies,” under Item 8 of this Form 10-K/A describes accounting pronouncements that have been promulgated prior to December 31, 2017 but are not effective until a future date.
Commitments and Contingent Liabilities, including Environmental Matters
PPG is involved in a number of lawsuits and claims, both actual and potential, including some that it has asserted against others, in which substantial monetary damages are sought. See Item 3. “Legal Proceedings” and Note 14, “Commitments and Contingent Liabilities,” under Item 8 of this Form 10-K/A for a description of certain of these lawsuits.
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

2017 PPG ANNUAL REPORT AND FORM 10-K/A 33

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
Liquidity and Capital Resources (As Restated)
During the past three years, PPG has had sufficient financial resources to meet its operating requirements, to fund our capital spending, including acquisitions, share repurchases and pension plans and to pay increasing dividends to shareholders.
Cash and cash equivalents and short-term investments

($ in millions)	2017	2016
Cash and cash equivalents	$1,436	$1,820
Short-term investments	55	43
Total	$1,491	$1,863
Cash from operating activities - continuing operations

($ in millions, except percentages)				% Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
	As Restated
Cash from operating activities	$1,551	$1,218	$1,759	27.3%	(30.8)%
2017 vs. 2016
The $333 million increase in cash from operating activities - continuing operations, was primarily due to the absence of the prior year funding of the Pittsburgh Corning asbestos trust (the “Trust”), lower defined benefit pension contributions, lower restructuring payments and lower interest payments, partially offset by higher cash taxes paid in 2017 and higher working capital.
2016 vs. 2015
The $541 million decrease in cash from operating activities - continuing operations, was primarily due to the after-tax funding of the Trust, partially offset by lower working capital and lower defined benefit pension contributions.
Operating working capital
Operating Working Capital is a subset of total working capital and represents (1) receivables from customers, net of allowance for doubtful accounts, (2) inventories, and (3) trade liabilities. See Note 4, “Working Capital Detail” under Item 8 of this Form 10-K/A for further information related to the components of the Company’s Operating Working Capital. We believe Operating Working Capital represents the key components of working capital under the operating control of our businesses.

34 2017 PPG ANNUAL REPORT AND 10-K/A

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
Asbestos settlement trust funding
In June 2016, PPG fully funded its portion of the trust that was established by the U.S. Bankruptcy Court for the Western District of Pennsylvania in May 2016. PPG’s total cash obligations to fund the Trust totaled $813 million (pre-tax). All payments were applied against a previously established PPG reserve for the total asbestos trust obligation. The company utilized cash on hand for the payments, and this funding had no impact on PPG’s previously stated cash-deployment targets. Refer to Note 14, “Commitments and Contingent Liabilities” under Item 8 of this Form 10-K/A for additional information.
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

2017 PPG ANNUAL REPORT AND FORM 10-K/A 35

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
During 2016, PPG finalized the sale of its flat glass business and several other businesses and business affiliates. The Company received total pre-tax cash proceeds of approximately $1.1 billion from these business divestitures. Refer to Note 3, “Acquisitions and Divestitures” under Item 8 of this Form 10-K/A for additional information.
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

36 2017 PPG ANNUAL REPORT AND 10-K/A

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
Credit agreements and lines of credit
In December 2015, PPG entered into a five-year credit agreement (the “Credit Agreement”) with several banks and financial institutions as further discussed in Note 9, “Borrowings and Lines of Credit” under Item 8 of this Form 10-K/A. The Credit Agreement provides for a $1.8 billion unsecured revolving credit facility. The Credit Agreement will terminate on December 18, 2020. During the years ended December 31, 2017 and 2016, there were no borrowings outstanding under the existing or the prior Credit Agreement.
In addition to the amounts available under the lines of credit, the Company has an automatic shelf registration statement on file with the SEC pursuant to which it may issue, offer and sell from time to time on a continuous or delayed basis any combination of securities in one or more offerings.
See Note 9, “Borrowings and Lines of Credit,” under Item 8 of this Form 10-K/A for information regarding notes entered into and repaid as well as details regarding the use and availability of committed and uncommitted lines of credit, letters of credit, guarantees and debt covenants.

2017 PPG ANNUAL REPORT AND FORM 10-K/A 37

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

38 2017 PPG ANNUAL REPORT AND 10-K/A

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
Off-Balance Sheet Arrangements
The Company’s off-balance sheet arrangements include the operating leases and unconditional purchase commitments disclosed in the “Liquidity and Capital Resources” section in the contractual obligations table as well as letters of credit and guarantees as discussed in Note 9, “Borrowings and Lines of Credit,” under Item 8 of this Form 10-K/A.
Critical Accounting Estimates
Management has evaluated the accounting policies used in the preparation of the financial statements and related notes presented under Item 8 of this Form 10-K/A and believes those policies to be reasonable and appropriate. We believe that the most critical accounting estimates made in the preparation of our financial statements are those related to accounting for contingencies, under which we accrue a loss when it is probable that a liability has been incurred and the amount can be reasonably estimated, and to accounting for pensions, other postretirement benefits, business combinations, goodwill and other identifiable intangible assets with indefinite lives because of the importance of management judgment in making the estimates necessary to apply these policies.
Contingencies
Contingencies, by their nature, relate to uncertainties that require management to exercise judgment both in assessing the likelihood that a liability has been incurred as well as in estimating the amount of potential loss. The most important contingencies impacting our financial statements are those related to the collectability of accounts receivable, to environmental remediation, to pending, impending or overtly threatened litigation against the Company and to the resolution of matters related to open tax years. For more information on these matters, see Note 4, “Working Capital Detail,” Note 13, “Income Taxes” and Note 14, “Commitments and Contingent Liabilities” under Item 8 of this Form 10-K/A.
Defined Benefit Pension and Other Postretirement Benefit Plans
Accounting for pensions and other postretirement benefits involves estimating the cost of benefits to be provided well into the future and attributing that cost over the time period each employee works. To accomplish this, we make extensive use of assumptions about inflation, investment returns, mortality, turnover, medical costs and discount rates. The Company has established a process by which management reviews and selects these assumptions annually. See Note 13, “Employee Benefit Plans,” under Item 8 of this Form 10-K/A for information on these plans and the assumptions used.
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
Goodwill and Intangible Assets
The Company tests indefinite-lived intangible assets and goodwill for impairment annually by either performing a qualitative evaluation or a quantitative test. The qualitative evaluation is an assessment of factors to determine whether it is more likely than not that the fair values of a reporting unit or asset is less than its carrying amount. Fair values under the quantitative test are estimated using discounted cash flow methodologies that are based on projections of the amounts and timing of future revenues and cash flows. For more information on these matters, see Note 1, “Summary of Significant Accounting Policies,” under Item 8 of this Form 10-K/A.
We believe that the amounts recorded in the financial statements under Item 8 of this Form 10-K/A related to these contingencies, pensions, other postretirement benefits, business combinations, goodwill and other identifiable intangible

2017 PPG ANNUAL REPORT AND FORM 10-K/A 39

assets with indefinite lives are based on the best estimates and judgments of the appropriate PPG management, although actual outcomes could differ from our estimates.
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
Many factors could cause actual results to differ materially from the Company’s forward-looking statements. Such factors include the impacts of the natural disasters in Mexico, Puerto Rico and the U.S., and their length and severity, any currently unanticipated future impacts from the natural disasters, global economic conditions, increasing price and product competition by foreign and domestic competitors, fluctuations in cost and availability of raw materials, the ability to increase selling price, the ability to recover margins, our ability to maintain favorable supplier relationships and arrangements, the timing of and the realization of anticipated cost savings from restructuring initiatives, difficulties in integrating acquired businesses and achieving expected synergies therefrom, economic and political conditions in the markets we serve, the ability to penetrate existing, developing and emerging foreign and domestic markets, foreign exchange rates and fluctuations in such rates, fluctuations in tax rates, the impact of future legislation, the impact of environmental regulations, unexpected business disruptions, our ability to successfully remediate the material weakness in our internal control over financial reporting disclosed in this report within the time periods and in the manner currently anticipated, the effectiveness of our internal control over financial reporting, including the identification of additional control deficiencies, further expenditures related to our restatement, the results of governmental actions relating to pending investigations, the results of shareholder actions relating to the restatement of our financial statements and the unpredictability of existing and possible future litigation. However, it is not possible to predict or identify all such factors.
Consequently, while the list of factors presented here and under Item 1A is considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements.
Consequences of material differences in the results compared with those anticipated in the forward-looking statements could include, among other things, lower sales or income, business disruption, operational problems, financial loss, legal liability to third parties, other factors set forth in Item 1A of this Form 10-K/A and similar risks, any of which could have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.

40 2017 PPG ANNUAL REPORT AND 10-K/A

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
PPG is exposed to market risks related to changes in foreign currency exchange rates, interest rates, and was exposed to changes in PPG’s stock price. The Company may enter into derivative financial instrument transactions in order to manage or reduce these market risks. A detailed description of these exposures and the Company’s risk management policies are provided in Note 10, “Financial Instruments, Hedging Activities and Fair Value Measurements,” under Item 8 of this Form 10-K/A.
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
Equity Price Risk
In prior years, PPG entered into equity forward arrangements to hedge the Company’s exposure to changes in the fair value of its future obligation to contribute PPG stock to the Trust (see Note 10, “Financial Instruments, Hedging Activities and Fair Value Measurements” and Note 14, “Commitments and Contingent Liabilities,” under Item 8 of this Form 10-K/A). In June 2016, PPG satisfied its funding obligation to the Trust and the equity forward arrangements were settled. At settlement, the aggregated fair value of the equity forward arrangements was an asset of $258 million.

2017 PPG ANNUAL REPORT AND FORM 10-K/A 41

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of PPG Industries, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of PPG Industries, Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2017 appearing under item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting related to ineffective controls within the Company’s financial close process existed as of that date.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in the accompanying Management Report on Responsibility for Preparation of the Financial Statements and Establishing and Maintaining Adequate Internal Control Over Financial Reporting. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2017 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
Restatement of Previously Issued Financial Statements and Management’s Conclusion Regarding Internal Control over Financial Reporting
As discussed in Note 2 to the consolidated financial statements, the Company has restated its 2017 and 2016 financial statements to correct misstatements.
Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2017. However, management has subsequently determined that a material weakness in internal control over financial reporting related to ineffective controls within the Company’s financial close process existed as of that date. Accordingly, management’s report has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

42 2017 PPG ANNUAL REPORT AND 10-K/A

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

/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
February 15, 2018, except for the effects of the restatement discussed in Note 2 to the consolidated financial statements and the matter described in the fourth paragraph of Management Report on Responsibility for Preparation of the Financial Statements and Establishing and Maintaining Adequate Internal Control Over Financial Reporting, as to which the date is June 28, 2018.

We have served as the Company’s auditor since 2013.

2017 PPG ANNUAL REPORT AND FORM 10-K/A 43

Management Report
Responsibility for Preparation of the Financial Statements and Establishing and Maintaining Adequate Internal Control Over Financial Reporting (As Restated)
We are responsible for the preparation of the consolidated financial statements included in this Annual Report. The consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America and include amounts that are based on the best estimates and judgments of management.
We are also responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Internal control over financial reporting, no matter how well designed, has inherent limitations. Therefore, internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements on a timely basis. In addition, because of changing conditions, there is risk in projecting any evaluation of internal controls to future periods.
We conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this evaluation, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013).
At the time that the Original Filing was made, we concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017. As a result of the investigation described in the Explanatory Note immediately preceding the Table of Contents, we have subsequently concluded that the material weakness described below existed as of December 31, 2017. Therefore, we have concluded that, as of December 31, 2017, the Company’s internal control over financial reporting was ineffective. Accordingly, we have restated our report on internal control over financial reporting.
Material Weakness
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
We did not maintain effective controls within our financial close process. Specifically, the Company’s former Vice President and Controller directed his subordinates to improperly override the Company’s internal controls during the Company’s financial close process, which directions were followed and not disclosed to others in senior management, the Audit Committee or the Company’s independent registered public accounting firm and not otherwise detected by the Company’s internal controls. These actions often occurred after the end of a quarter and close to the end of the financial close process for the quarter and had the effect of positively impacting income from continuing operations reported for such quarter. This material weakness resulted in misstatements in the Company’s interim and annual financial statements that were not prevented or detected on a timely basis and led to the restatement of the Company’s financial statements for the years ended 2016 and 2017 and each of the quarters in the periods ended December 31, 2016, March 31, 2017, June 30, 2017, September 30, 2017, and December 31, 2017.
Until such time as it is remediated, this material weakness could result in material misstatements of the Company’s financial statements that would not be prevented or detected.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued their report, included on page 42-43 of this Form 10-K/A, regarding the Company’s internal control over financial reporting.

/s/ Michael H. McGarry	/s/ Vincent J. Morales
Michael H. McGarry Chairman and Chief Executive Officer June 28, 2018	Vincent J. Morales Senior Vice President and Chief Financial Officer June 28, 2018

44 2017 PPG ANNUAL REPORT AND 10-K/A

Consolidated Statement of Income

	For the Year
($ in millions, except per share amounts)	2017	2016	2015
	As Restated	As Restated
Net sales	$14,748	$14,270	$14,241
Cost of sales, exclusive of depreciation and amortization	8,207	7,693	7,786
Selling, general and administrative	3,564	3,588	3,584
Depreciation	331	319	314
Amortization	129	121	132
Research and development, net	453	459	466
Interest expense	105	125	125
Interest income	(20)	(26)	(39)
Asbestos settlement, net	—	5	12
Business restructuring	—	191	136
Pension settlement charges	60	968	—
Other charges	64	175	90
Other income	(150)	(127)	(110)
Income before income taxes	$2,005	$779	$1,745
Income tax expense	615	214	413
Income from continuing operations	$1,390	$565	$1,332
Income from discontinued operations, net of tax	225	330	95
Net income attributable to the controlling and noncontrolling interests	$1,615	$895	$1,427
Less: net income attributable to noncontrolling interests	21	22	21
Net income (attributable to PPG)	$1,594	$873	$1,406
Amounts Attributable to PPG
Continuing operations	$1,369	$543	$1,311
Discontinued operations	225	330	95
Net income	$1,594	$873	$1,406
Earnings per common share
Continuing operations	$5.34	$2.05	$4.83
Discontinued operations	0.88	1.24	0.35
Net income (attributable to PPG)	$6.22	$3.29	$5.18
Earnings per common share - assuming dilution
Continuing operations	$5.31	$2.04	$4.79
Discontinued operations	0.87	1.23	0.35
Net income (attributable to PPG)	$6.18	$3.27	$5.14
Consolidated Statement of Comprehensive Income

	For the Year
($ in millions)	2017	2016	2015
	As Restated	As Restated
Net income attributable to the controlling and noncontrolling interests	$1,615	$895	$1,427
Unrealized foreign currency translation gains/(losses)	248	(476)	(717)
Defined benefit pension and other postretirement benefit adjustments	78	808	113
Unrealized (losses)/gains – derivative financial instruments	(10)	4	5
Other comprehensive income/(loss), net of tax	316	336	(599)
Total comprehensive income	$1,931	$1,231	$828
Less: amounts attributable to noncontrolling interests:
Net income	(21)	(22)	(21)
Unrealized foreign currency translation (losses)/gains	(17)	10	13
Comprehensive income attributable to PPG	$1,893	$1,219	$820
The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

2017 PPG ANNUAL REPORT AND FORM 10-K/A 45

Consolidated Balance Sheet

	December 31
	2017	2016
($ in millions)	As Restated	As Restated
Assets
Current assets
Cash and cash equivalents	$1,436	$1,820
Short-term investments	55	43
Receivables	2,903	2,654
Inventories	1,730	1,514
Assets held for sale	—	223
Other	353	320
Total current assets	$6,477	$6,574
Property, plant and equipment, net	2,824	2,608
Goodwill	3,942	3,572
Identifiable intangible assets, net	2,045	1,983
Deferred income taxes	305	186
Investments	268	179
Other assets	677	669
Total	$16,538	$15,771

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$3,781	$3,460
Restructuring reserves	102	100
Short-term debt and current portion of long-term debt	12	629
Liabilities held for sale	—	64
Total current liabilities	$3,895	$4,253
Long-term debt	4,134	3,787
Accrued pensions	729	740
Other postretirement benefits	699	724
Deferred income taxes	442	417
Other liabilities	967	935
Total liabilities	$10,866	$10,856
Commitments and contingent liabilities (See Note 14)
Shareholders’ equity
Common stock	$969	$969
Additional paid-in capital	756	707
Retained earnings	17,140	15,980
Treasury stock, at cost	(11,251)	(10,472)
Accumulated other comprehensive loss	(2,057)	(2,356)
Total PPG shareholders’ equity	$5,557	$4,828
Noncontrolling interests	115	87
Total shareholders’ equity	$5,672	$4,915
Total	$16,538	$15,771
The accompanying notes to the consolidated financial statements are an integral part of this consolidated statement.

46 2017 PPG ANNUAL REPORT AND 10-K/A

Consolidated Statement of Shareholders’ Equity

($ in millions)	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Total PPG	Non-controlling Interests	Total
		As Restated	As Restated			As Restated		As Restated
January 1, 2015	$484	$1,028	$14,498	($8,714)	($2,116)	$5,180	$85	$5,265
Net income attributable to the controlling and noncontrolling interests	—	—	1,406	—	—	1,406	21	1,427
Other comprehensive loss, net of tax	—	—	—	—	(586)	(586)	(13)	(599)
Cash dividends	—	—	(383)	—	—	(383)	—	(383)
2:1 Stock split	485	(485)	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	(751)	—	(751)	—	(751)
Issuance of treasury stock	—	46	—	25	—	71	—	71
Stock-based compensation activity	—	46	—	—	—	46	—	46
Dividends paid on subsidiary common stock to noncontrolling interests	—	—	—	—	—	—	(4)	(4)
Reductions in noncontrolling interests	—	—	—	—	—	—	(3)	(3)
December 31, 2015	$969	$635	$15,521	($9,440)	($2,702)	$4,983	$86	$5,069

Net income attributable to the controlling and noncontrolling interests (As Restated)	—	—	873	—	—	873	22	895
Other comprehensive loss, net of tax	—	—	—	—	346	346	(10)	336
Cash dividends	—	—	(414)	—	—	(414)	—	(414)
Purchase of treasury stock	—	—	—	(1,050)	—	(1,050)	—	(1,050)
Issuance of treasury stock	—	37	—	18	—	55	—	55
Stock-based compensation activity (As Restated)	—	35	—	—	—	35	—	35
Dividends paid on subsidiary common stock to noncontrolling interests	—	—	—	—	—	—	(4)	(4)
Reductions in noncontrolling interests	—	—	—	—	—	—	(7)	(7)
December 31, 2016 (As Restated)	$969	$707	$15,980	($10,472)	($2,356)	$4,828	$87	$4,915

Net income attributable to the controlling and noncontrolling interests (As Restated)	—	—	1,594	—	—	1,594	21	1,615
Other comprehensive income, net of tax	—	—	—	—	299	299	17	316
Cash dividends	—	—	(434)	—	—	(434)	—	(434)
Purchase of treasury stock	—	—	—	(813)	—	(813)	—	(813)
Issuance of treasury stock	—	49	—	34	—	83	—	83
Stock-based compensation activity (As Restated)	—	—	—	—	—	—	—	—
Dividends paid on subsidiary common stock to noncontrolling interests	—	—	—	—	—	—	(5)	(5)
Reductions in noncontrolling interests	—	—	—	—	—	—	(5)	(5)
December 31, 2017 (As Restated)	$969	$756	$17,140	($11,251)	($2,057)	$5,557	$115	$5,672
The accompanying notes to the consolidated financial statements are an integral part of this consolidated statement.

2017 PPG ANNUAL REPORT AND FORM 10-K/A 47

Consolidated Statement of Cash Flows

	For the Year
($ in millions)	2017	2016	2015
Operating activities	As Restated	As Restated
Net income attributable to the controlling and noncontrolling interests	$1,615	$895	$1,427
Less: Income from discontinued operations	225	330	95
Income from continuing operations	$1,390	$565	$1,332
Adjustments to reconcile to cash from operations:
Depreciation and amortization	460	440	446
Defined benefit pension expense	65	85	88
Pension settlement charge	60	968	—
Business restructuring charge	—	191	136
Environmental remediation charge	—	82	—
Stock-based compensation expense	35	45	54
Net gain, from sale of businesses	(25)	(39)	—
Equity affiliate (income)/loss, net of dividends	(4)	(6)	66
Deferred income taxes	38	171	—
Contributions to pension plans	(87)	(188)	(263)
Restructuring payments	(49)	(76)	(47)
Funding of asbestos settlement trust	—	(813)	—
Change in certain asset and liability accounts (net of acquisitions):
Receivables	(76)	(68)	(125)
Inventories	(116)	56	37
Other current assets	(43)	21	(81)
Accounts payable and accrued liabilities	188	169	152
Noncurrent assets and liabilities, net	(170)	(53)	79
Taxes and interest payable	(129)	(268)	(96)
Other	14	(64)	(19)
Cash from operating activities - continuing operations	$1,551	$1,218	$1,759
Cash from operating activities - discontinued operations	17	133	136
Cash from operating activities	$1,568	$1,351	$1,895
Investing activities
Capital expenditures	($360)	($380)	($430)
Business acquisitions, net of cash balances acquired	(225)	(349)	(320)
Payments for acquisition of equity investment	(100)	—	—
Net proceeds from the sale of businesses	593	1,094	47
Proceeds from maturity of short-term investments	—	92	402
Purchase of short-term investments	(1)	—	(97)
Payments for the settlement of cross currency swap contracts	(34)	(36)	(34)
Proceeds from the settlement of cross currency swap contracts	37	37	37
(Payments on) / Proceeds from net investment hedges	—	(13)	19
Other	27	27	27
Cash (used for)/from investing activities - continuing operations	($63)	$472	($349)
Cash used for investing activities - discontinued operations	(4)	(36)	(46)
Cash (used for)/from investing activities	($67)	$436	($395)
Financing activities
Net change in borrowings with maturities of three months or less	($7)	($15)	($32)
Net payments on commercial paper and short-term debt	(93)	(361)	(528)
Net proceeds from the issuance of long-term debt (net of discount and issuance costs)	—	988	1,242
Repayment of long-term debt	(588)	(379)	(340)
Payments related to tax withholding on stock-based compensation awards	(28)	(26)	(58)
Purchase of treasury stock	(813)	(1,050)	(751)
Issuance of treasury stock	52	31	53
Dividends paid on PPG common stock	(434)	(414)	(383)
Other	(43)	16	(15)
Cash used for financing activities	($1,954)	($1,210)	($812)
Effect of currency exchange rate changes on cash and cash equivalents	69	(68)	(63)
Net (decrease) increase in cash and cash equivalents	($384)	$509	$625
Cash and cash equivalents, beginning of year	$1,820	$1,311	$686
Cash and cash equivalents, end of year	$1,436	$1,820	$1,311

Supplemental disclosures of cash flow information:
Interest paid, net of amount capitalized	$100	$118	$115
Taxes paid, net of refunds	$648	$349	$383
The accompanying notes to the consolidated financial statements are an integral part of this consolidated statement.

48 2017 PPG ANNUAL REPORT AND 10-K/A

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

2017 PPG ANNUAL REPORT AND FORM 10-K/A 49

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
Inventories
Inventories are stated at the lower of cost or net realizable value. Most U.S. inventories are stated at cost, using the last-in, first-out (“LIFO”) method of accounting, which does not exceed net realizable value. All other inventories are stated at cost, using the first-in, first-out (“FIFO”) method of accounting, which does not exceed net realizable value. PPG determines cost using either average or standard factory costs, which approximate actual costs, excluding certain fixed costs such as depreciation and property taxes. See Note 4, “Working Capital Detail” for further information concerning the Company’s inventory.
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
The cost of significant improvements that add to productive capacity or extend the lives of properties are capitalized. Costs for repairs and maintenance are charged to expense as incurred. When a capitalized asset is retired or otherwise disposed of, the original cost and related accumulated depreciation balance are removed from the accounts and any related gain or loss is recorded in income from continuing operations. The amortization cost of capitalized leased assets is recorded in depreciation expense. Property and other long-lived assets are reviewed for impairment whenever events or circumstances indicate that their carrying amounts may not be recoverable. See Note 5, “Property, Plant and Equipment” for further details.

50 2017 PPG ANNUAL REPORT AND 10-K/A

Notes to the Consolidated Financial Statements

Goodwill and Identifiable Intangible Assets
Goodwill represents the excess of the cost over the fair value of acquired identifiable tangible and intangible assets less liabilities assumed from acquired businesses. Identifiable intangible assets acquired in business combinations are recorded based upon their fair value at the date of acquisition.
The Company tests goodwill of each reporting unit for impairment at least annually in connection with PPG’s strategic planning process. The Company tests goodwill for impairment by either performing a qualitative evaluation or a quantitative test. The qualitative evaluation is an assessment of factors, including reporting unit specific operating results as well as industry, market and general economic conditions, to determine whether it is more likely than not that the fair values of a reporting unit is less than its carrying amount, including goodwill. The Company may elect to bypass this qualitative assessment for some or all of its reporting units and perform a quantitative test. The quantitative goodwill impairment test is performed during the fourth quarter by comparing the estimated fair value of the associated reporting unit as of September 30 to its carrying value. The Company’s reporting units are its operating segments. (See Note 20, “Reportable Business Segment Information,” for further information concerning the Company’s operating segments.) Fair value is estimated using discounted cash flow methodologies.
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

2017 PPG ANNUAL REPORT AND FORM 10-K/A 51

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

52 2017 PPG ANNUAL REPORT AND 10-K/A

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
2. Restatement of Previously Reported Consolidated Annual Financial Statements
Background
On April 16, 2018, PPG received a report through the Company’s internal reporting system alleging violations of the Company’s accounting policies and procedures regarding the failure to accrue certain specified expenses in the first quarter of 2018. Based on the Company’s initial review at that time, the Company identified approximately $1.4 million of expenses (including legal fees, property taxes and performance-based compensation) that should have been accrued in the first quarter of 2018 and that were then reflected in PPG’s earnings for the quarter ended March 31, 2018, released on April 19, 2018. In addition, the report alleged that there may have been other unspecified expenses, potentially up to $5 million in the aggregate, that were improperly not accrued in the first quarter.
The Audit Committee oversaw an investigation of the matters set forth in the internal report, with the assistance of outside counsel and forensic accountants. The investigation identified the following items with respect to the quarter ended March 31, 2018, in addition to the approximately $1.4 million of expenses described above: (1) failure to record amortization expense in the amount of $1.4 million to correct for amortization of an intangible asset that was inadvertently not recorded over a three-year period and discovered in March 2018; (2) understatement of a health insurance accrued liability in the amount of $0.5 million; and (3) failure to record an adjustment increasing the value of inventory in PPG’s Europe, Middle East and Africa region in the amount of $2.2 million due to inflation of raw materials costs which, when corrected, had a positive effect on income in the first quarter of 2018. These three items resulted in a net increase to income from continuing operations before income taxes of approximately $0.3 million.
The investigation also identified certain inadvertent errors with respect to the quarter ended March 31, 2018. Correction of such inadvertent errors, together with the matters discussed in the immediately preceding paragraph, resulted in a net decrease in income from continuing operations before income taxes of $5.7 million for the quarter ended March 31, 2018. The correction of these inadvertent errors also resulted in a net decrease in income from continuing operations before income taxes of $2.3 million for the year ended December 31, 2017.
The investigation identified the following items with respect to the year ended December 31, 2017: (1) improper reclassifications of gains from income from discontinued operations to income from continuing operations, in total pre-tax amounts of $2.5 million in the quarter ended June 30, 2017 and $4.7 million in the quarter ended December 31, 2017; (2) improper shifting of pre-tax expenses between quarterly periods in 2017, including a total of $3.5 million in compensation expense recorded in the third and fourth quarters of 2017 that should have been recorded in the quarter ended June 30, 2017; an additional expense accrual for health care claims in the amount of $3.5 million recorded in the third quarter of 2017 that should have been recorded in the quarter ended June 30, 2017; additional expense for paid vacation in the amount of $2.2 million recorded in the quarter ended December 31, 2017 that should have been recorded in the second and third

2017 PPG ANNUAL REPORT AND FORM 10-K/A 53

Notes to the Consolidated Financial Statements

quarters of 2017; and additional pension expense in the amount of $1.0 million recorded in the fourth quarter of 2017 that should have been recorded in the quarter ended September 30. 2017.
On May 10, 2018, management, in consultation with the Audit Committee and the Company’s independent registered public accounting firm, PwC, concluded that the Company’s consolidated financial statements for the year ended December 31, 2017 included in the Original Filing and the related report of PwC, and for the quarterly and year-to-date periods in 2017, should no longer be relied upon because of certain misstatements contained in those financial statements.
The investigation identified the following items with respect to the year ended December 31, 2016: (1) improper classification in the consolidated statement of income of the release of a reserve related to the Company’s 2015 business restructuring program in the amount of $3.4 million and (2) an improper reduction in the payout assumption for certain performance-based restricted stock units that had the impact of recognizing a $6.8 million reduction in stock-based compensation expense in the fourth quarter of 2016. In the first quarter of 2017, the payout assumption for these same performance-based restricted stock units was increased, resulting in $6.8 million of stock-based compensation expense in the first quarter of 2017 that would not have been recorded if the payout assumption had not been reduced in the fourth quarter of 2016.
On June 27, 2018, management, in consultation with the Audit Committee and PwC, concluded that the Company’s consolidated financial statements for the year ended December 31, 2016 included in the Original Filing and the related report of PwC, and for the final quarterly and year-to-date period in 2016, should no longer be relied upon because of certain misstatements contained in those financial statements.
On June 27, 2018, the Audit Committee determined that its investigation was complete, and authorized the filing of our restated audited consolidated financial statements for the years ended December 31, 2017 and 2016 and certain quarterly periods within those fiscal years in order to correct our previously issued financial statements.
Impact of the Restatement
Annual
As a result of the restatement, reported net income from continuing operations was decreased by $2 million, or $0.01 per diluted share, and income from discontinued operations, net of tax, was increased by $5 million, or $0.02 per diluted share, for the year ended December 31, 2017. Reported net income from continuing operations decreased by $4 million, or $0.01 per diluted share, and there was no impact to income from discontinued operations, net of tax, for the year ended December 31, 2016.
The categories of misstatements and their impact on previously reported consolidated financial statements for the 2017 and 2016 annual periods are described below:

(a)	Customer Rebates
The Company did not properly recognize expense associated with certain customer rebates, resulting in a misstatement of Net sales in 2017. The misstatement overstated previously reported Income before taxes by $1.8 million for the year ended December 31, 2017.

(b)	Classification of Continuing Operations and Discontinued Operations
Certain items of income related to PPG’s former Glass segment were inappropriately recorded in continuing operations rather than in discontinued operations. The misstatements overstated previously reported Income before income taxes from continuing operations by $7.2 million for the year ended December 31, 2017. The misstatement understated previously recorded Income from discontinued operations, net of tax, by $4.5 million for the year ended December 31, 2017.

(c)	Stock-Based Compensation
In the fourth quarter of 2016, the Company improperly reduced the payout assumption for the 2015 grant of performance-based restricted stock units from 150% to 100%, which had the effect of reducing stock-based compensation expense in that period by $6.8 million. In the first quarter of 2017, the Company increased the payout assumption for these same restricted stock units from 100% back to 150%. These improper changes to the payout assumption for these restricted stock units resulted in a misstatement of stock-based compensation expense in both 2016 and 2017. (See Note 18, “Stock-Based Compensation (As Restated),” for further information concerning the Company’s accounting for Restricted Stock Units.) The misstatements overstated previously reported Income before income taxes by $6.8 million for the year ended December 31, 2016 and understated previously reported Income before income taxes by $6.8 million for the year ended December 31, 2017.

54 2017 PPG ANNUAL REPORT AND 10-K/A

Notes to the Consolidated Financial Statements

(d)	Environmental Reserve
In 2017, the Company failed to appropriately update the discount rate used to calculate a long-term environmental remediation reserve, which had the effect of understating Other expense by $0.5 million. The misstatement overstated previously reported Income before taxes by $0.5 million for the year ended December 31, 2017.

(e)	Classification of Business Restructuring Expense
The Company misclassified the release of the unused portion of the reserve related to the 2015 business restructuring program in 2016 of $3.4 million. The income associated with the release of the reserve was classified as Other income rather than as a reduction to Business restructuring in the Consolidated Statement of Income. The misclassification had no impact on Income before taxes.

(f)	Income Taxes
Adjustments related to the income tax effects of other restatement adjustments noted above.
The financial statements included in this Form 10-K/A have been restated to reflect the adjustments described above. The tables below summarize the effects of the restatement on PPG’s Consolidated Statements of Income for the years ended December 31, 2017 and 2016, Consolidated Statements of Comprehensive Income for the years ended December 31, 2017 and 2016, and Consolidated Balance Sheets at December 31, 2017 and 2016.
In addition to the restatement of the financial statements, certain information within the following notes to the financial statements and financial statement schedule has been restated to reflect the corrections of misstatements discussed above as well as to add disclosure language as appropriate:
Note 3. Acquisitions and Divestitures
Note 4. Working Capital Detail
Note 8. Business Restructuring
Note 11. Earnings Per Common Share
Note 12. Income Taxes
Note 17. Other Income
Note 18. Stock-Based Compensation
Note 20. Reportable Business Segment Information
Additionally, see Note 19 “Quarterly Financial Information (unaudited) (As Restated)” for the Condensed Consolidated financial statements and notes to the condensed consolidated financial statements (unaudited) as well as tables that summarize the effects of the restatement on the Condensed Consolidated Statements of Income, Condensed Consolidated Statements of Comprehensive Income and Condensed Consolidated Balance Sheets for the appropriate quarterly periods within 2017 and 2016.

2017 PPG ANNUAL REPORT AND FORM 10-K/A 55

Notes to the Consolidated Financial Statements

Summary of Restatement - Consolidated Statement of Income

	For the Year Ended December 31, 2017
($ in millions, except per share amounts)	As Previously Reported	Restatement Adjustment	Reference	As Restated
Net sales	$14,750	($2)	(a)	$14,748
Cost of sales, exclusive of depreciation and amortization	8,204	3	(b)	8,207
Selling, general and administrative	3,570	(6)	(c)	3,564
Other charges	64	—	(d)	64
Other income	(154)	4	(b)	(150)

Income before income taxes	$2,008	($3)		$2,005
Income tax expense	616	(1)	(f)	615
Income from continuing operations	$1,392	($2)		$1,390
Income from discontinued operations, net of tax	220	5	(b)	225
Net income attributable to the controlling and noncontrolling interests	$1,612	$3		$1,615
Less: net income attributable to noncontrolling interests	21	—		21
Net income (attributable to PPG)	$1,591	$3		$1,594
Amounts Attributable to PPG
Continuing operations	$1,371	($2)		$1,369
Discontinued operations	220	5		225
Net income	$1,591	$3		$1,594
Earnings per common share
Continuing operations	$5.35	($0.01)		$5.34
Discontinued operations	0.86	0.02		0.88
Net income (attributable to PPG)	$6.21	$0.01		$6.22
Earnings per common share - assuming dilution
Continuing operations	$5.32	($0.01)		$5.31
Discontinued operations	0.85	0.02		0.87
Net income (attributable to PPG)	$6.17	$0.01		$6.18

56 2017 PPG ANNUAL REPORT AND 10-K/A

Notes to the Consolidated Financial Statements

	For the Year Ended December 31, 2016
($ in millions, except per share amounts)	As Previously Reported	Restatement Adjustment	Reference	As Restated
Selling, general and administrative	$3,581	$7	(c)	$3,588
Business restructuring	195	(4)	(e)	191
Other income	(131)	4	(e)	(127)
Income before income taxes	$786	($7)		$779
Income tax expense	217	(3)	(f)	214
Income from continuing operations	$569	($4)		$565
Income from discontinued operations, net of tax	330	—		330
Net income attributable to the controlling and noncontrolling interests	$899	($4)		$895
Less: net income attributable to noncontrolling interests	22	—		22
Net income (attributable to PPG)	$877	($4)		$873
Amounts Attributable to PPG
Continuing operations	$547	($4)		$543
Discontinued operations	330	—		330
Net income	$877	($4)		$873
Earnings per common share
Continuing operations	$2.06	($0.01)		$2.05
Discontinued operations	1.24	—		1.24
Net income (attributable to PPG)	$3.30	($0.01)		$3.29
Earnings per common share - assuming dilution
Continuing operations	$2.05	($0.01)		$2.04
Discontinued operations	1.23	—		1.23
Net income (attributable to PPG)	$3.28	($0.01)		$3.27

Summary of Restatement - Consolidated Statement of Comprehensive Income

	For the Year Ended December 31, 2017
($ in millions)	As Previously Reported	Restatement Adjustment	Reference	As Restated
Net income attributable to the controlling and noncontrolling interests	$1,612	$3	(a),(b),(c),(d),(f)	$1,615
Unrealized foreign currency translation gains/(losses)	248	—		248
Defined benefit pension and other postretirement benefit adjustments	78	—		78
Unrealized (losses)/gains – derivative financial instruments	(10)	—		(10)
Other comprehensive income/(loss), net of tax	316	—		316
Total comprehensive income	$1,928	$3		$1,931
Less: amounts attributable to noncontrolling interests:
Net income	(21)	—		(21)
Unrealized foreign currency translation (losses)/gains	(17)	—		(17)
Comprehensive income attributable to PPG	$1,890	$3		$1,893

2017 PPG ANNUAL REPORT AND FORM 10-K/A 57

Notes to the Consolidated Financial Statements

	For the Year Ended December 31, 2016
($ in millions)	As Previously Reported	Restatement Adjustment	Reference	As Restated
Net income attributable to the controlling and noncontrolling interests	$899	($4)	(c),(f)	$895
Unrealized foreign currency translation gains/(losses)	(476)	—		(476)
Defined benefit pension and other postretirement benefit adjustments	808	—		808
Unrealized (losses)/gains – derivative financial instruments	4	—		4
Other comprehensive income/(loss), net of tax	336	—		336
Total comprehensive income	$1,235	($4)		$1,231
Less: amounts attributable to noncontrolling interests:
Net income	(22)	—		(22)
Unrealized foreign currency translation (losses)/gains	10	—		10
Comprehensive income attributable to PPG	$1,223	($4)		$1,219
Summary of Restatement - Consolidated Balance Sheet

	As of December 31, 2017
($ in millions)	As Previously Reported	Restatement Adjustment	Reference	As Restated
Liabilities and Shareholder’s Equity
Accounts payable and accrued liabilities	$3,780	$1	(a),(d),(f)	$3,781
Total current liabilities	3,894	1		3,895
Total liabilities	10,865	1		10,866
Retained earnings	17,141	(1)		17,140
Total PPG shareholders’ equity	5,558	(1)		5,557
Noncontrolling interests	115	—		115
Total shareholders’ equity	5,673	(1)		5,672
Total liabilities and shareholder’s equity	$16,538	$—		$16,538

	As of December 31, 2016
($ in millions)	As Previously Reported	Restatement Adjustment	Reference	As Restated
Assets
Deferred income taxes	$184	$2	(f)	$186
Total Assets	15,769	2		15,771
Liabilities and Shareholder’s Equity
Additional paid-in capital	701	6	(c)	707
Retained earnings	15,984	(4)		15,980
Total PPG shareholders’ equity	4,826	2		4,828
Noncontrolling interests	87			87
Total shareholders’ equity	4,913			4,915
Total liabilities and shareholder’s equity	$15,769	$2		$15,771

Summary of Restatement - Consolidated Statement of Cash Flows
There was no net impact of the 2017 and 2016 restatement adjustments on net cash provided by operating activities, net cash provided by investing activities or net cash used in financing activities in the Consolidated Statement of Cash Flows. The adjustments only had an impact on certain captions within cash from operating activities.

58 2017 PPG ANNUAL REPORT AND 10-K/A

Notes to the Consolidated Financial Statements

3. Acquisitions and Divestitures (As Restated)
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

2017 PPG ANNUAL REPORT AND FORM 10-K/A 59

Notes to the Consolidated Financial Statements

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
Glass Segment (As Restated)
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
The net sales and income from discontinued operations related to the former Glass segment for the three years ended December 31, 2017, 2016, and 2015 were as follows:

($ in millions)	2017	2016	2015
	As Restated
Net sales	$217	$908	$1,089
Income from operations	$30	$111	$137
Net gains on the divestitures of businesses	343	421	—
Income tax expense	140	202	42
Income from discontinued operations, net of tax	$233	$330	$95
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

60 2017 PPG ANNUAL REPORT AND 10-K/A

Notes to the Consolidated Financial Statements

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

2017 PPG ANNUAL REPORT AND FORM 10-K/A 61

Notes to the Consolidated Financial Statements

4. Working Capital Detail (As Restated)

($ in millions)	2017	2016
	As Restated
Receivables
Trade - net(1)	$2,559	$2,288
Equity affiliates	5	2
Other - net	339	364
Total	$2,903	$2,654
Inventories(2)
Finished products	$1,083	$947
Work in process	177	165
Raw materials	437	370
Supplies	33	32
Total	$1,730	$1,514
Accounts payable and accrued liabilities
Trade	$2,321	$1,907
Accrued payroll	441	443
Customer rebates	261	235
Other postretirement and pension benefits	78	124
Income taxes	100	94
Other	580	657
Total	$3,781	$3,460

(1)	Allowance for Doubtful Accounts was $25 million and $36 million as of December 31, 2017 and 2016, respectively.

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

5. Property, Plant and Equipment

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
6. Investments

($ in millions)	2017	2016
Investments in equity affiliates	$135	$46
Marketable equity securities - Trading (See Note 9)	79	78
Other	54	55
Total	$268	$179
The Company’s investments in equity affiliates are comprised principally of 50% ownership interests in a number of joint ventures that manufacture and sell coatings. In 2017, PPG purchased a 40% ownership interest in TCI. Refer to Note 3, “Acquisitions and Divestitures” for additional information.

62 2017 PPG ANNUAL REPORT AND 10-K/A

Notes to the Consolidated Financial Statements

PPG’s share of undistributed net earnings of equity affiliates was $12 million and $7 million as of December 31, 2017 and December 31, 2016, respectively. Dividends received from equity affiliates were $8 million, $7 million and $77 million in 2017, 2016 and 2015, respectively.
7. Goodwill and Other Identifiable Intangible Assets

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
8. Business Restructuring (As Restated)
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
A pre-tax restructuring charge of $191 million (as restated) was recorded in December 2016, representing $195 million of restructuring actions, net of the reversal of the remaining reserve of $4 million related to the 2015 restructuring program that was completed in 2016. Related to the $195 million of new restructuring actions approved in December 2016, approximately $136 million represents employee severance and other cash costs and $59 million is related to the write-down of certain assets held for sale and other non-cash costs. The restructuring actions will result in the net reduction of approximately 1,700 positions, with substantially all actions to be completed in the first half of 2018.

2017 PPG ANNUAL REPORT AND FORM 10-K/A 63

Notes to the Consolidated Financial Statements

2016 Restructuring and Associated Reserve Activity
($ in millions, except no. of employees)	Severance and Other Costs	Asset Write-offs	Total Reserve	Employees Impacted
Performance Coatings	$77	$45	$122	1,069
Industrial Coatings	52	14	66	804
Corporate	7	—	7	85
Total 2016 restructuring charge	$136	$59	$195	1,958
2016 Activity	(6)	(59)	(65)	(40)
December 31, 2016	$130	$—	$130	1,918
2017 Activity	(46)	—	(46)	(969)
Foreign currency impact	18	—	18	—
December 31, 2017	$102	$—	$102	949
9. Borrowings and Lines of Credit
Long-term Debt Obligations

($ in millions)	Maturity Date	2017	2016
3-year variable rate bank loan (€500)	2017	$—	$526
0.00% note (€300)	2019	358	313
2.3% notes	2019	299	298
3.6% notes	2020	497	496
9% non-callable debentures(1)	2021	133	133
0.875% notes (€600)	2022	716	626
0.875% note (€600)	2025	710	621
1.4% notes (€600)	2027	711	620
2.5% note (€80)	2029	95	83
7.70% notes	2038	174	174
5.5% notes	2040	247	247
3% note (€120)	2044	137	118
Various other non-U.S. debt(2)	Various	43	41
Capital lease obligations	Various	15	18
Impact of derivatives on debt(1)	N/A	3	3
Total		$4,138	$4,317
Less payments due within one year	N/A	4	530
Long-term debt		$4,134	$3,787

(1)
PPG entered into several interest rate swaps which had the effect of converting fixed rate notes to variable rates, based on the three-month London Interbank Offered Rate (LIBOR). There were no interest rate swaps outstanding related to these instruments as of December 31, 2017 and 2016. The impact of the derivatives on debt represents the fair value adjustment of the debt while the interest rate swaps were outstanding, which is being amortized as a reduction to interest expense over the remaining term of the debt. The weighted average effective interest rate for these borrowings, including the effects of the swaps, was 8.4% and 8.4% for the years ended December 31, 2017 and 2016, respectively. Refer to Note 10, “Financial Instruments, Hedging Activities, and Fair Value Measurements” for additional information.

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

64 2017 PPG ANNUAL REPORT AND 10-K/A

Notes to the Consolidated Financial Statements

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
The aggregate cash proceeds from the notes, net of discounts and fees, was $987 million. The notes are denominated in euro and have been designated as hedges of net investments in the Company’s European operations. For more information, refer to Note 10 “Financial Instruments, Hedging Activities and Fair Value Measurements.”
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
The aggregate cash proceeds from the notes, net of discounts and fees, was $1.24 billion.  The notes are denominated in euro and have been designated as hedges of net investments in the Company’s European operations. For more information, refer to Note 10 “Financial Instruments, Hedging Activities and Fair Value Measurements.”

2017 PPG ANNUAL REPORT AND FORM 10-K/A 65

Notes to the Consolidated Financial Statements

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
Lease Obligations
Rental expense for operating leases was $288 million, $273 million and $260 million in 2017, 2016 and 2015, respectively. The primary leased assets include paint stores, transportation equipment, warehouses and other distribution facilities, and office space, including the Company’s corporate headquarters located in Pittsburgh, Pa.
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

66 2017 PPG ANNUAL REPORT AND 10-K/A

Notes to the Consolidated Financial Statements

10. Financial Instruments, Hedging Activities and Fair Value Measurements
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
Prior to June 2016, PPG entered into renewable equity forward arrangements to hedge the impact to PPG's income from continuing operations for changes in the fair value of 2,777,778 shares of PPG stock that were contributed to the asbestos settlement trust as discussed in Note 14, “Commitments and Contingent Liabilities.” These financial instruments were recorded at fair value as assets or liabilities and changes in the fair value of these financial instruments are reflected in the “Asbestos settlement – net” caption of the accompanying consolidated statement of income. The total principal amount paid for these shares was approximately $60 million. During the terms of these equity forward arrangements, PPG paid to the counterparty interest based on the principal amount and the counterparty paid to PPG an amount equal to the dividends paid on these shares which reduced the transaction price by approximately $10 million, net. The difference between the principal amount and any amounts related to unpaid interest or dividends and the market price for these shares, adjusted for credit risk, represented the fair value of these financial instruments as well as the amount that PPG received when the counterparty chose to settle these financial instruments. In conjunction with the funding of the asbestos settlement trust, the equity forward arrangements were settled. At settlement, in June 2016, the fair value of the equity forward arrangement was an asset of $258 million.
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

2017 PPG ANNUAL REPORT AND FORM 10-K/A 67

Notes to the Consolidated Financial Statements

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

68 2017 PPG ANNUAL REPORT AND 10-K/A

Notes to the Consolidated Financial Statements

Fair Value Measurements
The Company follows a fair value measurement hierarchy to measure its assets and liabilities. As of December 31, 2017 and 2016, respectively, the assets and liabilities measured at fair value on a recurring basis were cash equivalents, equity securities and derivatives. In addition, the Company measures its pension plan assets at fair value (see Note 13, “Employee Benefit Plans” for further details). The Company’s financial assets and liabilities are measured using inputs from the following three levels:
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
Assets and liabilities reported at fair value on a nonrecurring basis
There were no significant adjustments to the fair value of nonmonetary assets or liabilities during the year ended December 31, 2017. In conjunction with the 2016 restructuring actions, certain nonmonetary assets were written down to their fair value. Refer to Note 8, “Business Restructuring” for further details associated with these actions.”

2017 PPG ANNUAL REPORT AND FORM 10-K/A 69

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
11. Earnings Per Common Share (As Restated)

($ in millions, except per share amounts)	2017	2016	2015
	As Restated	As Restated
Earnings per common share (attributable to PPG)
Income from continuing operations, net of tax	$1,369	$543	$1,311
Income from discontinued operations, net of tax	225	330	95
Net income (attributable to PPG)	$1,594	$873	$1,406
Weighted average common shares outstanding	256.1	265.6	271.4
Effect of dilutive securities:
Stock options	0.9	0.8	1.0
Other stock compensation plans	0.8	1.0	1.2
Potentially dilutive common shares	1.7	1.8	2.2
Adjusted weighted average common shares outstanding	257.8	267.4	273.6
Earnings per common share (attributable to PPG):
Income from continuing operations, net of tax	$5.34	$2.05	$4.83
Income from discontinued operations, net of tax	0.88	1.24	0.35
Net income (attributable to PPG)	$6.22	$3.29	$5.18
Earnings per common share - assuming dilution (attributable to PPG)
Income from continuing operations, net of tax	$5.31	$2.04	$4.79
Income from discontinued operations, net of tax	0.87	1.23	0.35
Net income (attributable to PPG)	$6.18	$3.27	$5.14
There were 0.6 million outstanding stock options excluded in 2017, 2016 and 2015 from the computation of earnings per diluted common share due to their anti-dilutive effect.
12. Income Taxes (As Restated)
The provision for income taxes by taxing jurisdiction and by significant components consisted of the following:

($ in millions)	2017	2016	2015
	As Restated	As Restated
Current
U.S. federal	$179	($251)	$132
U.S. state and local	49	(12)	20
Foreign	349	306	261
Total current income tax expense	$577	$43	$413
Deferred
U.S. federal	$107	$173	$31
U.S. state and local	(16)	(10)	6
Foreign	(53)	8	(37)
Total deferred income tax expense	$38	$171	$—
Total income tax expense	$615	$214	$413

70 2017 PPG ANNUAL REPORT AND 10-K/A

Notes to the Consolidated Financial Statements

A reconciliation of the statutory U.S. corporate federal income tax rate to the Company’s effective tax rate follows:

	2017	2016	2015
	As Restated	As Restated
U.S. federal income tax rate	35.0%	35.0%	35.0%
Changes in rate due to:
U.S. tax cost - Tax Cuts & Jobs Act	11.0	—	—
U.S./foreign tax differential	(9.3)	(17.7)	(8.2)
U.S. current tax benefit on foreign exchange realization	(4.9)	(3.0)	—
U.S. tax incentives	(2.3)	(3.7)	(1.9)
U.S. tax (benefit) cost on foreign dividends	(1.9)	0.4	(1.0)
U.S. state and local taxes	1.1	(1.8)	1.0
U.S. deferred tax benefit on foreign income	(0.6)	(3.1)	(4.1)
Asbestos charge	—	19.1	—
Other	2.6	2.3	2.9
Effective income tax rate	30.7%	27.5%	23.7%
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
The total tax expense for 2017 also includes a deferred tax benefit of $22 million related to the $60 million of pre-tax pension settlement charges discussed in Note 13, “Employee Benefit Plans.” During 2016, the Company recorded a $151 million net tax charge associated with the funding of the Pittsburgh Corning (“PC”) asbestos settlement trust (the “Trust”) described in Note 14, "Commitments and Contingent Liabilities." Further, in conjunction with the funding of the Trust, PPG provided taxes on the earnings of certain foreign subsidiaries and recorded one-time book tax benefits for its contribution of the Company's ownership interest in PC's European subsidiary to the Trust and for a change in the measurement of certain deferred tax liabilities.
In 2017 and 2016, U.S. deferred tax on foreign earnings includes the remeasurement of a U.S. deferred tax liability to repatriate foreign earnings on which PPG has not asserted permanent reinvestment in the foreign jurisdiction.
Income (Loss) before income taxes of the Company’s U.S. operations for 2017, 2016 and 2015 was $713 million, $(210) million and $693 million, respectively. Income before income taxes of the Company’s foreign operations for 2017, 2016 and 2015 was $1,292 million, $889 million and $1,052 million, respectively.

2017 PPG ANNUAL REPORT AND FORM 10-K/A 71

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

($ in millions)	2017	2016
		As Restated
Deferred income tax assets related to
Employee benefits	$399	$606
Contingent and accrued liabilities	164	263
Operating loss and other carry-forwards	221	197
Inventories	6	14
Property	51	49
Other	135	100
Valuation allowance	(173)	(119)
Total	$803	$1,110
Deferred income tax liabilities related to
Property	$314	$349
Intangibles	578	647
Employee benefits	11	4
Derivatives	1	6
Undistributed foreign earnings	24	189
Other	20	146
Total	$948	$1,341
Deferred income tax (liabilities) assets – net	($145)	($231)
Net operating loss and credit carryforwards

($ in millions)	2017	2016	Expiration
Available net operating loss carryforwards:
Indefinite expiration	$447	$376	NA
Definite expiration	247	118	2018 - 2030
Total	$694	$494	NA
Net operating loss carryforwards, tax effected	$210	$140	NA
Income tax credit carryforwards	$9	$57	2018 - 2027
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
Over the past several years, PPG has established deferred tax liabilities on certain undistributed earnings, namely in connection with divestitures and the funding of the Pittsburgh Corning Asbestos Trust (refer to Note 14, “Commitments and Contingent Liabilities”). At December 31, 2016, the expected future tax cost to repatriate these foreign earnings which were not permanently reinvested totaled $189 million. At December 31, 2016, no significant deferred U.S. income taxes had been provided on the remaining $3.5 billion of PPG’s undistributed earnings as they were considered to be reinvested for an indefinite period of time or will be repatriated when it is tax effective to do so.
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

72 2017 PPG ANNUAL REPORT AND 10-K/A

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
13. Employee Benefit Plans
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

2017 PPG ANNUAL REPORT AND FORM 10-K/A 73

Notes to the Consolidated Financial Statements

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
Sale of the flat glass business
In 2016, PPG completed the sale of its flat glass business as discussed in Note 3, “Acquisitions and Divestitures.” PPG transferred to Vitro certain defined benefit pension liabilities resulting in a settlement charge of $11 million which is included in the net gain on the sale of the flat glass business. This transaction lowered the projected benefit obligation of PPG’s defined benefit pension plan by approximately $100 million. PPG transferred pension assets of $55 million in 2016 in connection with the sale and expects to transfer an additional $5 million to $10 million of pension assets in 2018.
Sale of the European fiber glass business
In 2016, PPG completed the sale of its European fiber glass business as discussed in Note 3, “Acquisitions and Divestitures.” PPG transferred to NEG certain defined benefit pension liabilities resulting in a net settlement charge of $46 million. This amount is included in Income from discontinued operations, net of tax in 2016.This transaction lowered the projected benefit obligation of PPG’s defined benefit pension plans by approximately $340 million. PPG transferred pension assets of approximately $250 million in connection with the sale.
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

74 2017 PPG ANNUAL REPORT AND 10-K/A

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

2017 PPG ANNUAL REPORT AND FORM 10-K/A 75

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

76 2017 PPG ANNUAL REPORT AND 10-K/A

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

2017 PPG ANNUAL REPORT AND FORM 10-K/A 77

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

78 2017 PPG ANNUAL REPORT AND 10-K/A

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
The following summarizes the weighted average target pension plan asset allocation as of December 31, 2017 and 2016 for all PPG defined benefit plans:

Asset Category	2017	2016
Equity securities	15-45%	30-65%
Debt securities	30-65%	30-65%
Real estate	0-10%	0-10%
Other	20-40%	0-20%

2017 PPG ANNUAL REPORT AND FORM 10-K/A 79

Notes to the Consolidated Financial Statements

The fair values of the Company’s pension plan assets at December 31, 2017 and 2016, by asset category, are as follows:

	December 31, 2017				December 31, 2016
($ in millions)	Level 1(1)	Level 2(1)	Level 3(1)	Total	Level 1(1)	Level 2(1)	Level 3(1)	Total
Asset Category
Equity securities:
U.S.
Large cap	$—	$83	$—	$83	$—	$80	$—	$80
Small cap	29	—	—	29	—	—	—	—
PPG common stock	—	—	—	—	53	—	—	53
Non-U.S.
Developed and emerging markets(2)	115	79	—	194	80	75	—	155
Debt securities:
Cash and cash equivalents	—	11	—	11	—	6	—	6
Corporate(3)
U.S.(4)	—	201	86	287	—	5	86	91
Developed and emerging markets(2)	—	43	—	43	—	42	—	42
Diversified(5)	—	124	—	124	—	71	—	71
Government
U.S.(4)	68	1	—	69	—	—	—	—
Developed markets	—	101	—	101	—	78	—	78
Other(6)	—	14	418	432	—	—	15	15
Real estate, hedge funds, and other	—	185	498	683	—	172	414	586
Total assets in the fair value hierarchy	$212	$842	$1,002	$2,056	$133	$529	$515	$1,177
Common-collective trusts(7)	—	—	—	827	—	—	—	1,384
Total Investments	$212	$842	$1,002	$2,883	$133	$529	$515	$2,561

(1)	These levels refer to the accounting guidance on fair value measurement described in Note 10, “Financial Instruments, Hedging Activities and Fair Value Measurements.”

(2)	These amounts represent holdings in investment grade debt or equity securities of issuers in both developed markets and emerging economies.

(3)	This category represents investment grade debt securities from a diverse set of industry issuers.

(4)	These investments are primarily long duration fixed income securities.

(5)	This category represents commingled funds invested in diverse portfolios of debt securities.

(6)	This category includes mortgage-backed and asset backed debt securities, municipal bonds and other debt securities including derivatives.

(7)	Certain investments that are measured at net asset value per share (or its equivalent) are not required to be classified in the fair value hierarchy.
The change in the fair value of the Company’s Level 3 pension assets for the years ended December 31, 2017 and 2016 was as follows:

($ in millions)	Real Estate	Other Debt Securities	Hedge Funds and Other Assets	Total
January 1, 2016	$209	$21	$405	$635
Realized gains	28	1	—	29
Unrealized losses	(15)	—	(1)	(16)
Transfers (out)/in	(88)	(5)	16	(77)
Foreign currency losses	(5)	(1)	(50)	(56)
December 31, 2016	$129	$16	$370	$515
Realized gains	11	45	3	59
Unrealized losses	—	—	5	5
Transfers (out)/in	(5)	355	36	386
Foreign currency loss	3	2	32	37
December 31, 2017	$138	$418	$446	$1,002
Real estate properties are externally appraised at least annually by reputable, independent appraisal firms. Property valuations are also reviewed on a regular basis and are adjusted if there has been a significant change in circumstances related to the property since the last valuation.

80 2017 PPG ANNUAL REPORT AND 10-K/A

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

2017 PPG ANNUAL REPORT AND FORM 10-K/A 81

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

82 2017 PPG ANNUAL REPORT AND 10-K/A

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

2017 PPG ANNUAL REPORT AND FORM 10-K/A 83

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

84 2017 PPG ANNUAL REPORT AND 10-K/A

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

2017 PPG ANNUAL REPORT AND FORM 10-K/A 85

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
With respect to certain other waste sites, the financial condition of other potentially responsible parties also contributes to the uncertainty of estimating PPG’s final costs. Although contributors of waste to sites involving other potentially responsible parties may face governmental agency assertions of joint and several liability, in general, final allocations of costs are made based on the relative contributions of wastes to such sites. PPG is generally not a major contributor to such sites.
Separation and merger of the commodity chemicals business
As a result of the commodity chemicals business separation transaction in 2013, PPG has retained responsibility for potential environmental liabilities that may result from future Natural Resource Damage claims and any potential tort claims at the Calcasieu River Estuary associated with activities and historical operations of the Lake Charles, La. facility. In the fourth quarter of 2017, PPG signed a consent decree prepared by the US Department of Justice for settlement of potential natural resource damage claims at the Calcasieu River Estuary. Payment of PPG’s previously accrued for share of costs into an escrow account will be required within 30 days of lodging of the agreement with the court. Lodging is expected to occur in the first quarter of 2018.
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

86 2017 PPG ANNUAL REPORT AND 10-K/A

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
16. Accumulated Other Comprehensive Loss

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

(b)
The tax benefit (cost) related to unrealized foreign currency translation adjustments on tax inter-branch transactions and net investment hedges for the years ended December 31, 2017, 2016 and 2015 was $141 million, $(34) million and $(84) million, respectively. In 2015, the balance includes a remeasurement of the tax cost on the foreign proceeds from the sale of the Company’s interest in Transitions Optical which have not been permanently reinvested. Refer to Note 3, “Acquisitions and Divestitures” for additional information.

(c)
The tax cost related to the adjustment for pension and other postretirement benefits for the years ended December 31, 2017, 2016 and 2015 was $(33) million, $(403) million and $(51) million, respectively. Reclassifications from AOCI are included in the computation of net periodic benefit costs (See Note 13, “Employee Benefit Plans”). The cumulative tax benefit related to the adjustment for pension and other postretirement benefits at December 31, 2017 and 2016 was $243 million and $276 million, respectively.

(d)
The tax cost (benefit) related to the change in the unrealized gain on derivatives for the years ended December 31, 2017, 2016 and 2015 was $5 million, $2 million and $(2) million, respectively. Reclassifications from AOCI are included in the gain or loss recognized on cash flow hedges (See Note 10 “Financial Instruments, Hedging Activities and Fair Value Measurements”).

2017 PPG ANNUAL REPORT AND FORM 10-K/A 87

Notes to the Consolidated Financial Statements

17. Other Income (As Restated)

($ in millions)	2017	2016	2015
	As Restated	As Restated
Gain on disposals of ownership interests in business affiliates	$25	$46	$—
Royalty income	11	12	15
Share of net earnings of equity affiliates (See Note 6)	12	8	4
Gain on sale of assets	28	6	4
Income from a legal settlement	18	—	—
Other	56	55	87
Total	$150	$127	$110
18. Stock-Based Compensation (As Restated)
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

($ in millions)	2017	2016	2015
	As Restated	As Restated
Total stock-based compensation	$35	$45	$54
Income tax benefit recognized	$12	$17	$18
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

88 2017 PPG ANNUAL REPORT AND 10-K/A

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

2017 PPG ANNUAL REPORT AND FORM 10-K/A 89

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
19. Quarterly Financial Information (unaudited) (As Restated)
As further described in the Explanatory Note, in lieu of filing amended quarterly reports on Form 10-Q for 2017 and 2016, quarterly financial data for 2017 and 2016 (As Restated) is included in this Annual Report in the tables that follow.
The following provides the condensed consolidated financial statements and notes (unaudited) as restated for the three months ended December 31, 2016 and the three months ended March 31, 2017, June 30, 2017 (and the six months ended), September 30, 2017 (and the nine months ended) and December 31, 2017.
In addition to the restatement of the financial statements, certain information within the following notes to the financial statements and financial statement schedule has been restated to reflect the corrections of misstatements discussed previously:
Acquisitions and Divestitures
Stock-based Compensation
Shareholders’ Equity
Reportable Business Segment Information
Impact of the Restatement
As a result of the restatement, reported net income from continuing operations and earnings per diluted share from continuing operations was adjusted for the appropriate quarterly periods within 2016 and 2017 as follows:

•
For the quarter ended December 31, 2016, net income from continuing operations decreased $4 million, or $0.01 per diluted share, and there was no impact to income from discontinued operations, net of tax.

•
For the quarter ended March 31, 2017, net income from continuing operations increased $3 million, or $0.01 per diluted share, and there was no impact to income from discontinued operations, net of tax.

•
For the quarter ended June 30, 2017, net income from continuing operations decreased $7 million, or $0.03 per diluted share, and income from discontinued operations, net of tax, increased by $2 million, or $0.01 per diluted share; and for the six months ended June 30, 2017, net income from continuing operations decreased $4 million, or $0.02 per diluted share, and income from discontinued operations, net of tax, increased by $2 million, or $0.01 per diluted share.

•
For the quarter ended September 30, 2017, net income from continuing operations increased $1 million, or zero cents per diluted share, and there was no impact to income from discontinued operations, net of tax; and for the nine months ended September 30, 2017, net income from continuing operations decreased $3 million, or $0.01 per diluted share, and income from discontinued operations, net of tax, increased by $2 million, or $0.01 per diluted share.

90 2017 PPG ANNUAL REPORT AND 10-K/A

Notes to the Consolidated Financial Statements

•
For the quarter ended December 31, 2017, net income from continuing operations increased $1 million or zero cents per diluted share, and income from discontinued operations, net of tax, increased by $3 million, or $0.01 per diluted share.

The categories of misstatements and their impact on previously reported consolidated financial statements for the 2017 and 2016 quarterly periods are described below:

(a)	Customer Rebates
The Company did not properly recognize expense associated with certain customer rebates, resulting in a misstatement of Net sales in the first and second quarters of 2017. The misstatements overstated previously reported Income before income taxes by $0.4 million and $1.4 million for the quarters ended March 31, 2017 and June 30, 2017, respectively.

(b)	Classification of Continuing Operations and Discontinued Operations
Certain items of income related to PPG’s former Glass segment were inappropriately recorded in continuing operations rather than in discontinued operations. The misstatements overstated previously reported Income before income taxes by $2.5 million and $4.7 million for the quarters ended June 30, 2017 and December 31, 2017, respectively. The misstatements understated previously recorded Income from discontinued operations, net of tax, by $1.5 million and $2.9 million for the quarters ended June 30, 2017 and December 31, 2017, respectively.

(c)	Stock-Based Compensation
In the fourth quarter of 2016, the Company improperly reduced the payout assumption for the 2015 grant of performance-based restricted stock units from 150% to 100%, which had the effect of reducing stock-based compensation expense in that period by $6.8 million. In the first quarter of 2017, the Company increased the payout assumption for these same restricted stock units from 100% back to 150%. These improper changes to the payout assumption for these restricted stock units resulted in a misstatement of stock-based compensation expense in both the fourth quarter of 2016 and the first quarter of 2017. (See Note 18, “Stock-Based Compensation (As Restated),” for further information concerning the Company’s accounting for Restricted Stock Units.) The misstatements overstated previously reported Income before income taxes by $6.8 million for the quarter ended December 31, 2016 and understated previously reported Income before income taxes by $6.8 million for the quarter ended March 31, 2017.

(d)	Classification of Business Restructuring Expense
The Company misclassified the release of the unused portion of the reserve related to the 2015 business restructuring program in the fourth quarter of 2016 of $3.4 million. The income associated with the release of the reserve was classified as Other income rather than as a reduction to Business restructuring in the Consolidated Statement of Income. The misclassification had no impact on Income before taxes.

(e)	Employee Vacation Pay
The Company did not properly recognize expense associated with a change in the Company’s vacation policy in the second and third quarters of 2017. Rather, the entire amount of expense associated with this change was recognized in the fourth quarter of 2017, resulting in a misstatement of expense in the second, third and fourth quarters of 2017. The misstatements overstated previously reported Income before income taxes by $0.9 million and $1.3 million for the quarters ended June 30, 2017 and September 30, 2017, respectively, and understated previously reported Income before taxes by $2.2 million for the quarter ended December, 31, 2017. The misstatements had no impact on Income before taxes for the year ended December 31, 2017.

(f)	Compensation Expense
The Company did not properly record compensation expense related to a payment made to an employee upon his separation from the Company in the second quarter of 2017. Rather, the expense associated with this payment was recognized in the second, third and fourth quarters of 2017 resulting in a misstatement of expense in each of these periods. The misstatements overstated previously reported Income before income taxes by $3.5 million for the quarter ended June 30, 2017 and understated previously reported Income before taxes by $1.4 million and $2.1 million, respectively, for the quarters ended September 30, 2017 and December 31, 2017. The misstatements had no impact on Income before taxes for the year ended December 31, 2017.

(g)	Health Care Claims
The Company did not properly recognize expense associated with the Company’s liability for employee health care claims in the second quarter of 2017. Rather, this expense was recognized in the third quarter of 2017, resulting in

2017 PPG ANNUAL REPORT AND FORM 10-K/A 91

Notes to the Consolidated Financial Statements

a misstatement of expense in the second and third quarters of 2017. The misstatements overstated previously reported Income before income taxes by $3.5 million for the quarter ended June 30, 2017 and understated previously reported Income before taxes by $3.5 million for the quarter ended September 30, 2017. The misstatements had no impact on Income before taxes for the year ended December 31, 2017.

(h)	Environmental Reserve
In the first quarter of 2017, the Company failed to appropriately update the discount rate used to calculate a long-term environmental remediation reserve, which had the effect of understating Other expense by $0.5 million in the quarter. The misstatement overstated previously reported Income before taxes by $0.5 million for the quarter ended March 31, 2017.

(i)	Pension Expense
The Company did not properly recognize pension expense in the third and fourth quarters of 2017. The misstatements overstated previously reported Income before income taxes by $1.0 million for the quarter ended September 30, 2017 and understated previously reported Income before taxes by $1.0 million for the quarter ended December 31, 2017. The misstatements had no impact on Income before taxes for the year ended December 31, 2017.

(j)	Income Taxes
Adjustments related to the income tax effects of other restatement adjustments noted above.
Quarterly Basis of Presentation (unaudited) (As Restated)
We have prepared the accompanying unaudited financial statements included in Note 19 in accordance with the requirements of the Securities and Exchange Commission and accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Under these rules, certain footnotes and other financial information that are normally required for annual financial statements can be condensed or omitted. These statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position of PPG Industries, Inc. and its subsidiaries (the "Company" or "PPG") and the results of their operations and their cash flows. All intercompany balances and transactions have been eliminated.These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in this Form 10-K/A for the year ended December 31, 2017.

92 2017 PPG ANNUAL REPORT AND 10-K/A

Notes to the Consolidated Financial Statements

Quarterly Financial Information (unaudited) (As Restated)

	2017 Quarter Ended				Full Year 2017(1)
($ in millions, except per share amounts)	March 31	June 30	September 30	December 31
Net sales	$3,486	$3,804	$3,776	$3,682	$14,748
Cost of sales(2)	1,905	2,082	2,101	2,119	8,207
Net income (loss) attributable to PPG
Continuing operations	$331	$497	$393	$148	$1,369
Discontinued operations	6	(1)	217	3	225
Net income	$337	$496	$610	$151	$1,594
Earnings per common share
Continuing operations	$1.29	$1.93	$1.53	$0.59	$5.34
Discontinued operations	0.02	—	0.85	0.01	0.88
Earnings per common share	$1.31	$1.93	$2.38	$0.60	$6.22
Earnings per common share - assuming dilution
Continuing operations	$1.28	$1.92	$1.52	$0.58	$5.31
Discontinued operations	0.02	—	0.84	0.01	0.87
Earnings per common share – assuming dilution	$1.30	$1.92	$2.36	$0.59	$6.18

	2016 Quarter Ended				Full Year 2016(1)
($ in millions except per share amounts)	March 31	June 30	September 30	December 31
Net sales	$3,411	$3,782	$3,660	$3,417	$14,270
Cost of sales(2)	1,817	1,988	1,978	1,910	7,693
Net income (loss) attributable to PPG
Continuing operations	$328	$339	($211)	$87	$543
Discontinued operations	19	31	27	253	330
Net income (loss)	$347	$370	($184)	$340	$873
Earnings (loss) per common share
Continuing operations	$1.23	$1.26	($0.79)	$0.34	$2.05
Discontinued operations	0.07	0.12	0.10	0.96	1.24
Earnings (loss) per common share	$1.30	$1.38	($0.69)	$1.30	$3.29
Earnings (loss) per common share - assuming dilution
Continuing operations	$1.22	$1.25	($0.79)	$0.33	$2.04
Discontinued operations	0.07	0.12	0.10	0.96	1.23
Earnings (loss) per common share – assuming dilution	$1.29	$1.37	($0.69)	$1.29	$3.27

(1)	Full year earnings-per-share was calculated using the full year weighted average shares outstanding. As such, the sum of the quarters may not equal the total earnings-per-share for the year.

(2)	Exclusive of depreciation and amortization.

2017 PPG ANNUAL REPORT AND FORM 10-K/A 93

Notes to the Consolidated Financial Statements

Quarterly Condensed Consolidated Statement of Income (unaudited) (As Restated)

	2017
	March 31	June 30	September 30	December 31
	As Restated	As Restated	As Restated	As Restated
Net sales	$3,486	$3,804	$3,776	$3,682
Cost of sales, exclusive of depreciation and amortization	1,905	2,082	2,101	2,119
Selling, general and administrative	882	872	902	908
Depreciation	79	81	85	86
Amortization	31	32	32	34
Research and development, net	110	113	114	116
Interest expense	25	26	27	27
Interest income	(4)	(4)	(5)	(7)
Pension settlement charge	22	—	—	38
Other charges	14	12	13	25
Other income	(24)	(69)	(16)	(41)
Income from continuing operations before income taxes	$446	$659	$523	$377
Income tax expense	110	157	124	224
Income from continuing operations	$336	$502	$399	$153
Income from discontinued operations, net of tax	6	(1)	217	3
Net income attributable to the controlling and noncontrolling interests	$342	$501	$616	$156
Less: Net income attributable to noncontrolling interests	(5)	(5)	(6)	(5)
Net income (attributable to PPG)	$337	$496	$610	$151
Amounts attributable to PPG:
Income from continuing operations, net of tax	$331	$497	$393	$148
Income (loss) from discontinued operations, net of tax	6	(1)	217	3
Net income (attributable to PPG)	$337	$496	$610	$151

Earnings per common share:
Income from continuing operations, net of tax	$1.29	$1.93	$1.53	$0.59
Income (loss) from discontinued operations, net of tax	0.02	—	0.85	0.01
Net income (attributable to PPG)	$1.31	$1.93	$2.38	$0.60
Earnings per common share – assuming dilution:
Income from continuing operations, net of tax	$1.28	$1.92	$1.52	$0.58
Income (loss) from discontinued operations, net of tax	0.02	—	0.84	0.01
Net income (attributable to PPG)	$1.30	$1.92	$2.36	$0.59

Dividends per common share	$0.40	$0.40	$0.45	$0.45

94 2017 PPG ANNUAL REPORT AND 10-K/A

Notes to the Consolidated Financial Statements

Condensed Consolidated Statement of Income (unaudited) (As Restated)

	Six Months Ended June 30, 2017	Nine Months Ended September 30, 2017
	As Restated	As Restated
Net sales	$7,290	$11,066
Cost of sales, exclusive of depreciation and amortization	3,987	6,088
Selling, general and administrative	1,754	2,656
Depreciation	160	245
Amortization	63	95
Research and development, net	223	337
Interest expense	51	78
Interest income	(8)	(13)
Pension settlement charge	22	22
Other charges	26	39
Other income	(93)	(109)
Income from continuing operations before income taxes	1,105	1,628
Income tax expense	267	391
Income from continuing operations	838	1,237
Income from discontinued operations, net of tax	5	222
Net income attributable to the controlling and noncontrolling interests	843	1,459
Less: Net income attributable to noncontrolling interests	10	16
Net income (attributable to PPG)	$833	$1,443
Amounts attributable to PPG:
Income from continuing operations, net of tax	$828	$1,221
Income from discontinued operations, net of tax	5	222
Net income (attributable to PPG)	$833	$1,443

Earnings per common share:
Income from continuing operations, net of tax	$3.22	$4.75
Income from discontinued operations, net of tax	0.02	0.86
Net income (attributable to PPG)	$3.24	$5.61
Earnings per common share – assuming dilution:
Income from continuing operations, net of tax	$3.19	$4.72
Income from discontinued operations, net of tax	0.02	0.86
Net income (attributable to PPG)	$3.21	$5.58

Dividends per common share	$0.80	$1.25

2017 PPG ANNUAL REPORT AND FORM 10-K/A 95

Notes to the Consolidated Financial Statements

Quarterly Condensed Consolidated Statement of Income (Unaudited)

	2016
	March 31	June 30	September 30	December 31
				As Restated
Net sales	$3,411	$3,782	$3,660	$3,417
Cost of sales, exclusive of depreciation and amortization	1,817	1,988	1,978	1,910
Selling, general and administrative	897	930	893	868
Depreciation	79	79	82	79
Amortization	30	30	31	30
Research and development, net	114	115	115	115
Interest expense	31	31	34	29
Interest income	(7)	(7)	(6)	(6)
Pension settlement charge	—	—	968	—
Business restructuring	—	—	—	191
Asbestos settlement, net	3	2	—	—
Other charges	17	29	12	117
Other income	(14)	(45)	(21)	(47)
Income (loss) from continuing operations before income taxes	$444	$630	($426)	$131
Income tax expense (benefit)	109	285	(220)	40
Income (loss) from continuing operations	$335	$345	($206)	$91
Income from discontinued operations, net of tax	19	31	27	253
Net income (loss) attributable to the controlling and noncontrolling interests	$354	$376	($179)	$344
Less: Net income attributable to noncontrolling interests	(7)	(6)	(5)	(4)
Net income (loss) (attributable to PPG)	$347	$370	($184)	$340
Amounts attributable to PPG:
Income (loss) from continuing operations, net of tax	$328	$339	($211)	$87
Income from discontinued operations, net of tax	19	31	27	253
Net income (loss) (attributable to PPG)	$347	$370	($184)	$340

Earnings per common share:
Income (loss) from continuing operations, net of tax	$1.23	$1.26	($0.79)	$0.34
Income from discontinued operations, net of tax	0.07	0.12	0.10	0.96
Net income (loss) (attributable to PPG)	$1.30	$1.38	($0.69)	$1.30
Earnings per common share – assuming dilution:
Income (loss) from continuing operations, net of tax	$1.22	$1.25	($0.79)	$0.33
Income from discontinued operations, net of tax	0.07	0.12	0.10	0.96
Net income (loss) (attributable to PPG)	$1.29	$1.37	($0.69)	$1.29

Dividends per common share	$0.36	$0.40	$0.40	$0.40
96 2017 PPG ANNUAL REPORT AND 10-K/A

Notes to the Consolidated Financial Statements

Quarterly Condensed Consolidated Statement of Comprehensive Income (unaudited) (As Restated)

	2017 Quarter Ended
($ in millions)	March 31	June 30	September 30
Net income attributable to the controlling and noncontrolling interests	$342	$501	$616
Defined benefit pension and other postretirement benefit adjustments	21	(55)	(29)
Unrealized foreign currency translation gains/(losses)	279	82	26
Unrealized (losses)/gains – derivative financial instruments	(13)	(4)	1
Other comprehensive income/(loss), net of tax	287	23	(2)
Total comprehensive income	$629	$524	$614
Less: amounts attributable to noncontrolling interests:
Net income	(5)	(5)	(6)
Unrealized foreign currency translation losses	(7)	(6)	(2)
Comprehensive income attributable to PPG	$617	$513	$606

($ in millions)	Six Months Ended June 30, 2017	Nine Months Ended September 30, 2017
Net income attributable to the controlling and noncontrolling interests	$843	$1,459
Defined benefit pension and other postretirement benefit adjustments	(34)	(63)
Unrealized foreign currency translation losses	361	387
Unrealized losses – derivative financial instruments	(17)	(16)
Other comprehensive income, net of tax	310	308
Total comprehensive income	$1,153	$1,767
Less: amounts attributable to noncontrolling interests:
Net income	(10)	(16)
Unrealized foreign currency translation losses	(13)	(15)
Comprehensive income attributable to PPG	$1,130	$1,736

2017 PPG ANNUAL REPORT AND FORM 10-K/A 97

Notes to the Consolidated Financial Statements

Quarterly Condensed Consolidated Balance Sheets (unaudited) (As Restated)

	2017
($ in millions)	March 31	June 30	September 30	December 31
Assets
Current assets
Cash and cash equivalents	$1,349	$1,569	$2,287	$1,436
Short-term investments	40	48	41	55
Receivables	3,013	3,191	3,155	2,903
Inventories	1,699	1,766	1,805	1,730
Assets held for sale	223	177	—	—
Other	439	390	350	353
Total current assets	$6,763	$7,141	$7,638	$6,477
Property, plant and equipment, net	2,659	2,710	2,730	2,824
Goodwill	3,720	3,845	3,881	3,942
Identifiable intangible assets, net	2,080	2,118	2,099	2,045
Deferred income taxes	170	321	422	305
Investments	175	256	261	268
Other assets	587	582	585	677
Total	$16,154	$16,973	$17,616	$16,538

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$3,517	$3,656	$3,900	$3,781
Restructuring reserves	95	115	107	102
Short-term debt and current portion of long-term debt	604	619	616	12
Liabilities held for sale	69	54	—	—
Total current liabilities	$4,285	$4,444	$4,623	$3,895
Long-term debt	3,817	3,998	4,089	4,134
Accrued pensions	712	748	759	729
Other postretirement benefits	720	755	767	699
Deferred income taxes	400	390	445	442
Other liabilities	934	910	928	967
Total liabilities	$10,868	$11,245	$11,611	$10,866
Commitments and contingent liabilities
Shareholders’ equity
Common stock	$969	$969	$969	$969
Additional paid-in capital	711	723	745	756
Retained earnings	16,214	16,606	17,101	17,140
Treasury stock, at cost	(10,626)	(10,616)	(10,855)	(11,251)
Accumulated other comprehensive loss	(2,076)	(2,059)	(2,063)	(2,057)
Total PPG shareholders’ equity	$5,192	$5,623	$5,897	$5,557
Noncontrolling interests	94	105	108	115
Total shareholders’ equity	$5,286	$5,728	$6,005	$5,672
Total	$16,154	$16,973	$17,616	$16,538

98 2017 PPG ANNUAL REPORT AND 10-K/A

Notes to the Consolidated Financial Statements

Quarterly Condensed Consolidated Statement of Cash Flows (unaudited) (As Restated)

	2017 Year to Date
($ in millions)	March 31	June 30	September 30	December 31
Operating activities
Net income attributable to the controlling and noncontrolling interests	$342	$843	$1,459	$1,615
Less: Income from discontinued operations	6	5	222	225
Income from continuing operations	$336	$838	$1,237	$1,390
Adjustments to reconcile to cash from operations:
Depreciation and amortization	110	223	340	460
Defined benefit pension expense	18	34	52	65
Pension settlement charge	22	22	22	60
Stock-based compensation expense	9	17	26	35
Net gain, from sale of businesses	—	(25)	(25)	(25)
Equity affiliate (income)/loss, net of dividends	(1)	3	—	(4)
Deferred income taxes	6	(40)	(53)	38
Contributions to pension plans	(34)	(37)	(43)	(87)
Restructuring payments	(10)	(20)	(31)	(49)
Change in certain asset and liability accounts (net of acquisitions):
Receivables	(296)	(406)	(350)	(76)
Inventories	(157)	(185)	(200)	(116)
Other current assets	(47)	(49)	(40)	(43)
Accounts payable and accrued liabilities	62	147	229	188
Noncurrent assets and liabilities, net	39	(14)	(102)	(170)
Taxes and interest payable	(82)	(128)	(115)	(129)
Other	24	52	71	14
Cash (used for)/from operating activities - continuing operations	($1)	$432	$1,018	1,551
Cash from operating activities - discontinued operations	10	14	14	17
Cash from operating activities	$9	$446	$1,032	$1,568
Investing activities
Capital expenditures	($63)	($135)	($207)	($360)
Business acquisitions, net of cash balances acquired	(61)	(62)	(69)	(225)
Payments for acquisition of equity investment	—	(100)	(100)	(100)
Net proceeds from the sale of businesses	—	52	593	593
Purchase of short-term investments	—	—	—	(1)
Payments for the settlement of cross currency swap contracts	(34)	(34)	(34)	(34)
Proceeds from the settlement of cross currency swap contracts	19	19	37	37
Other	2	2	—	27
Cash (used for)/from investing activities - continuing operations	($137)	($258)	$220	($63)
Cash used for investing activities - discontinued operations	(1)	(3)	(4)	(4)
Cash (used for)/from investing activities	($138)	($261)	$216	($67)
Financing activities
Net change in borrowings with maturities of three months or less	($7)	($3)	($6)	($7)
Net payments on commercial paper and short-term debt	(32)	(61)	(81)	(93)
Repayment of long-term debt	(7)	(8)	(9)	(588)
Payments related to tax withholding on stock-based compensation awards	(16)	(20)	(25)	(28)
Purchase of treasury stock	(163)	(163)	(413)	(813)
Issuance of treasury stock	9	20	45	52
Dividends paid on PPG common stock	(103)	(205)	(321)	(434)
Other	(53)	(50)	(41)	(43)
Cash used for financing activities	($372)	($490)	($851)	($1,954)
Effect of currency exchange rate changes on cash and cash equivalents	30	54	70	69
Net (decrease) increase in cash and cash equivalents	($471)	($251)	$467	($384)
Cash and cash equivalents, beginning of year	$1,820	$1,820	$1,820	$1,820
Cash and cash equivalents, end of period	$1,349	$1,569	$2,287	$1,436

Supplemental disclosures of cash flow information:
Interest paid, net of amount capitalized	$23	$52	$60	$100
Taxes paid, net of refunds	$90	$326	$481	$648

2017 PPG ANNUAL REPORT AND FORM 10-K/A 99

Notes to the Consolidated Financial Statements

Consolidated Statement of Income (unaudited) - Summary of Restatement

	Three Months Ended March 31, 2017
	As Previously Reported	Restatement Adjustment	Reference	As Restated
Net sales	$3,486	$—	(a)	$3,486
Selling, general and administrative	888	(6)	(c)	882
Other charges	14	—	(h)	14

Income from continuing operations before income taxes	$440	$6		$446
Income tax expense	107	3	(j)	110
Income from continuing operations	$333	$3		$336
Income from discontinued operations, net of tax	6	—		6
Net income attributable to the controlling and noncontrolling interests	$339	$3		$342
Less: Net income attributable to noncontrolling interests	(5)	—		(5)
Net income (attributable to PPG)	$334	$3		$337
Amounts attributable to PPG:
Income from continuing operations, net of tax	$328	$3		$331
Income from discontinued operations, net of tax	6	—		6
Net income (attributable to PPG)	$334	$3		$337

Earnings per common share:
Income from continuing operations, net of tax	$1.28	$0.01		$1.29
Income from discontinued operations, net of tax	0.02	—		0.02
Net income (attributable to PPG)	$1.30	$0.01		$1.31
Earnings per common share – assuming dilution:
Income from continuing operations, net of tax	$1.27	$0.01		$1.28
Income from discontinued operations, net of tax	0.02	—		0.02
Net income (attributable to PPG)	$1.29	$0.01		$1.30

Dividends per common share	$0.40	$—		$0.40

100 2017 PPG ANNUAL REPORT AND 10-K/A

Notes to the Consolidated Financial Statements

Condensed Consolidated Statement of Income (unaudited) - Summary of Restatement

	Three Months Ended June 30, 2017
	As Previously Reported	Restatement Adjustment	Reference	As Restated
Net sales	$3,806	($2)	(a)	$3,804
Selling, general and administrative	865	7	(e),(f),(g)	872
Other income	(72)	3	(b)	(69)

Income from continuing operations before income taxes	$671	($12)		$659
Income tax expense	162	(5)	(j)	157
Income from continuing operations	$509	($7)		$502
Loss from discontinued operations, net of tax	(3)	2	(b)	(1)
Net income attributable to the controlling and noncontrolling interests	$506	($5)		$501
Less: Net income attributable to noncontrolling interests	(5)	—		(5)
Net income (attributable to PPG)	$501	($5)		$496
Amounts attributable to PPG:
Income from continuing operations, net of tax	$504	($7)		$497
Loss from discontinued operations, net of tax	(3)	2		(1)
Net income (attributable to PPG)	$501	($5)		$496

Earnings per common share:
Income from continuing operations, net of tax	$1.96	($0.03)		$1.93
Loss from discontinued operations, net of tax	(0.01)	0.01		—
Net income (attributable to PPG)	$1.95	($0.02)		$1.93
Earnings per common share – assuming dilution:
Income from continuing operations, net of tax	$1.95	($0.03)		$1.92
Loss from discontinued operations, net of tax	(0.01)	0.01		—
Net income (attributable to PPG)	$1.94	($0.02)		$1.92

Dividends per common share	$0.40	$—		$0.40

2017 PPG ANNUAL REPORT AND FORM 10-K/A 101

Notes to the Consolidated Financial Statements

Quarterly Condensed Consolidated Statement of Income (unaudited) - Summary of Restatement

	Six Months Ended June 30, 2017
	As Previously Reported	Restatement Adjustment	Reference	As Restated
Net sales	$7,292	($2)	(a)	$7,290
Selling, general and administrative	1,753	1	(c),(e),(f),(g)	1,754
Other charges	26	—	(h)	26
Other income	(96)	3	(b)	(93)

Income from continuing operations before income taxes	1,111	$(6)		1,105
Income tax expense	269	(2)	(j)	267
Income from continuing operations	842	$(4)		838
Income from discontinued operations, net of tax	3	2	(b)	5
Net income attributable to the controlling and noncontrolling interests	$845	($2)		$843
Less: Net income attributable to noncontrolling interests	(10)	—		(10)
Net income (attributable to PPG)	$835	($2)		$833
Amounts attributable to PPG:
Income from continuing operations, net of tax	$832	($4)		$828
Income from discontinued operations, net of tax	3	2		5
Net income (attributable to PPG)	$835	($2)		$833

Earnings per common share:
Income from continuing operations, net of tax	$3.23	($0.01)		$3.22
Income from discontinued operations, net of tax	0.01	0.01		0.02
Net income (attributable to PPG)	$3.24	$—		$3.24
Earnings per common share – assuming dilution:
Income from continuing operations, net of tax	$3.21	($0.02)		$3.19
Income from discontinued operations, net of tax	0.01	0.01		0.02
Net income (attributable to PPG)	$3.22	($0.01)		$3.21

Dividends per common share	$0.80	$—		$0.80

102 2017 PPG ANNUAL REPORT AND 10-K/A

Notes to the Consolidated Financial Statements

Quarterly Condensed Consolidated Statement of Income (unaudited) - Summary of Restatement

	Three Months Ended September 30, 2017
	As Previously Reported	Restatement Adjustment	Reference	As Restated
Cost of sales, exclusive of depreciation and amortization	2,100	1	(i)	2,101
Selling, general and administrative	905	(3)	(e),(f),(g)	902

Income from continuing operations before income taxes	$521	$2		$523
Income tax expense	123	1	(j)	124
Income from continuing operations	$398	$1		$399
Income from discontinued operations, net of tax	217	—		217
Net income attributable to the controlling and noncontrolling interests	$615	$1		$616
Less: Net income attributable to noncontrolling interests	(6)	—		(6)
Net income (attributable to PPG)	$609	$1		$610
Amounts attributable to PPG:
Income from continuing operations, net of tax	$392	$1		$393
Income from discontinued operations, net of tax	217	—		217
Net income (attributable to PPG)	$609	$1		$610

Earnings per common share:
Income from continuing operations, net of tax	$1.53	$—		$1.53
Income from discontinued operations, net of tax	0.85	—		0.85
Net income (attributable to PPG)	$2.38	$—		$2.38
Earnings per common share – assuming dilution:
Income from continuing operations, net of tax	$1.52	$—		$1.52
Income from discontinued operations, net of tax	0.84	—		0.84
Net income (attributable to PPG)	$2.36	$—		$2.36

Dividends per common share	$0.45	$—		$0.45

2017 PPG ANNUAL REPORT AND FORM 10-K/A 103

Notes to the Consolidated Financial Statements

Quarterly Condensed Consolidated Statement of Income (unaudited) - Summary of Restatement

	Nine Months Ended September 30, 2017
	As Previously Reported	Restatement Adjustment	Reference	As Restated
Net sales	$11,068	($2)	(a)	$11,066
Cost of sales, exclusive of depreciation and amortization	6,087	1	(i)	6,088
Selling, general and administrative	2,658	(2)	(c),(e),(f)	2,656
Other charges	39	—	(h)	39
Other income	(112)	3	(b)	(109)

Income from continuing operations before income taxes	$1,632	($4)		$1,628
Income tax expense	392	(1)	(j)	391
Income from continuing operations	$1,240	($3)		$1,237
Income from discontinued operations, net of tax	220	2	(b)	222
Net income attributable to the controlling and noncontrolling interests	$1,460	($1)		$1,459
Less: Net income attributable to noncontrolling interests	(16)	—		(16)
Net income (attributable to PPG)	$1,444	($1)		$1,443
Amounts attributable to PPG:
Income from continuing operations, net of tax	$1,224	($3)		$1,221
Income from discontinued operations, net of tax	220	2		222
Net income (attributable to PPG)	$1,444	($1)		$1,443

Earnings per common share:
Income from continuing operations, net of tax	$4.76	($0.01)		$4.75
Income from discontinued operations, net of tax	0.86	—		0.86
Net income (attributable to PPG)	$5.62	($0.01)		$5.61
Earnings per common share – assuming dilution:
Income from continuing operations, net of tax	$4.73	($0.01)		$4.72
Income from discontinued operations, net of tax	0.85	0.01		0.86
Net income (attributable to PPG)	$5.58	$—		$5.58

Dividends per common share	$1.25	$—		$1.25

104 2017 PPG ANNUAL REPORT AND 10-K/A

Notes to the Consolidated Financial Statements

Quarterly Condensed Consolidated Statement of Income (unaudited) - Summary of Restatement

	Three Months Ended December 31, 2017
	As Previously Reported	Restatement Adjustment	Reference	As Restated
Cost of sales, exclusive of depreciation and amortization	$2,117	$2	(b),(i)	$2,119
Selling, general and administrative	912	(4)	(e),(f)	908
Other income	(42)	1	(b)	(41)

Income from continuing operations before income taxes	$376	$1		$377
Income tax expense	224	—	(j)	224
Income from continuing operations	$152	$1		$153
Income from discontinued operations, net of tax	—	3	(b)	3
Net income attributable to the controlling and noncontrolling interests	$152	$4		$156
Less: Net income attributable to noncontrolling interests	(5)	—		(5)
Net income (attributable to PPG)	$147	$4		$151
Amounts attributable to PPG:
Income from continuing operations, net of tax	$147	$1		$148
Income from discontinued operations, net of tax	—	3		3
Net income (attributable to PPG)	$147	$4		$151

Earnings per common share:
Income from continuing operations, net of tax	$0.58	$0.01		$0.59
Income from discontinued operations, net of tax	—	0.01		0.01
Net income (attributable to PPG)	$0.58	$0.02		$0.60
Earnings per common share – assuming dilution:
Income from continuing operations, net of tax	$0.58	$—		$0.58
Income from discontinued operations, net of tax	—	0.01		0.01
Net income (attributable to PPG)	$0.58	$0.01		$0.59

Dividends per common share	$0.45	$—		$0.45

2017 PPG ANNUAL REPORT AND FORM 10-K/A 105

Notes to the Consolidated Financial Statements

Quarterly Condensed Consolidated Statement of Income (unaudited) - Summary of Restatement

	Three Months Ended December 31, 2016
	As Previously Reported	Restatement Adjustment	Reference	As Restated
Selling, general and administrative	$861	$7	(c)	$868
Business restructuring	195	(4)	(d)	191
Other income	(51)	4	(d)	(47)

Income from continuing operations before income taxes	$138	($7)		$131
Income tax expense	43	(3)	(j)	40
Income from continuing operations	$95	($4)		$91
Income from discontinued operations, net of tax	253	—		253
Net income attributable to the controlling and noncontrolling interests	$348	($4)		$344
Less: Net income attributable to noncontrolling interests	(4)	—		(4)
Net income (attributable to PPG)	$344	($4)		$340
Amounts attributable to PPG:
Income from continuing operations, net of tax	$91	($4)		$87
Income from discontinued operations, net of tax	253	—		253
Net income (attributable to PPG)	$344	($4)		$340

Earnings per common share:
Income from continuing operations, net of tax	$0.35	($0.01)		$0.34
Income from discontinued operations, net of tax	0.96	—		0.96
Net income (attributable to PPG)	$1.31	($0.01)		$1.30
Earnings per common share – assuming dilution:
Income from continuing operations, net of tax	$0.34	($0.01)		$0.33
Income from discontinued operations, net of tax	0.96	—		0.96
Net income (attributable to PPG)	$1.30	($0.01)		$1.29

Dividends per common share	$0.40	$—		$0.40

106 2017 PPG ANNUAL REPORT AND 10-K/A

Notes to the Consolidated Financial Statements

Quarterly Condensed Consolidated Statement of Comprehensive Income (unaudited) - Summary of Restatement
In the Statement of Comprehensive Income for the interim periods ended March 31, 2017, June 30, 2017 and September 30, 2017, Net income attributable to the controlling and noncontrolling interests reflects the impact of the restatement adjustments. The restatement adjustments had no impact to the previously disclosed components of Other comprehensive income, net of tax.
Quarterly Condensed Consolidated Balance Sheet (unaudited) - Summary of Restatement
As of March 31, 2017, there are no changes to the previously reported quarterly condensed consolidated balance sheet.

	June 30, 2017
($ in millions)	As Previously Reported	Restatement Adjustment	Reference	As Restated
Assets
Current assets
Other	394	(4)	(g)	390
Total current assets	$7,145	($4)		$7,141
Total	$16,977	($4)		$16,973

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$3,653	$3	(a),(e),(f),(j)	$3,656
Total current liabilities	$4,441	$3		$4,444
Other liabilities	910	—	(h)	910
Total liabilities	$11,242	$3		$11,245

Shareholders’ equity
Retained earnings	16,613	(7)		16,606
Total PPG shareholders’ equity	$5,630	($7)		$5,623
Noncontrolling interests	105			105
Total shareholders’ equity	$5,735	($7)		$5,728
Total	$16,977	($4)		$16,973

	September 30, 2017
($ in millions)	As Previously Reported	Restatement Adjustment	Reference	As Restated
Assets
Deferred income taxes	$421	$1	(j)	$422
Total	$17,615	$1		$17,616

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$3,895	$5	(a),(e),(f),(j)	$3,900
Total current liabilities	$4,618	$5		$4,623
Accrued pensions	758	1	(i)	759
Other liabilities	928	—	(h)	928
Total liabilities	$11,605	$6		$11,611

Shareholders’ equity
Retained earnings	17,106	(5)		17,101
Total PPG shareholders’ equity	$5,902	($5)		$5,897
Noncontrolling interests	108			108
Total shareholders’ equity	$6,010	($5)		$6,005
Total	$17,615	$1		$17,616

2017 PPG ANNUAL REPORT AND FORM 10-K/A 107

Notes to the Consolidated Financial Statements

Quarterly Condensed Consolidated Statement of Cash Flows (unaudited) - Summary of Restatement
There was no net impact of the quarterly 2017 and 2016 restatement adjustments on net cash provided by operating activities, net cash provided by investing activities or net cash used in financing activities in the Consolidated Statement of Cash Flows. The adjustments only had an impact on certain captions within cash from operating activities.
Acquisitions and Divestitures (As Restated)
The net sales and income from discontinued operations related to the former Glass reportable business segment for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2017	2016	2017	2016
	As Restated		As Restated
Net sales	$84	$282	$167	$543

Income from operations	$12	$43	$21	$71
Income tax expense	4	12	8	21
Income from discontinued operations, net of tax	$8	$31	$13	$50
The net sales and income from discontinued operations related to the former Glass reportable business segment for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2017	2016	2017	2016
			As Restated
Net sales	$50	$285	$217	$828

Income from operations	$5	$38	$26	$109
Net gain on divestiture of North American fiber glass business	343	—	343	—
Income tax expense	131	11	139	32
Income from discontinued operations, net of tax	$217	$27	$230	$77
Stock-Based Compensation (As Restated)
Stock-based compensation and the income tax benefit recognized during the three months ended March 31, 2017 were as follows:

	Three Months Ended March 31
($ in millions)	2017	2016
	As Restated
Stock-based compensation	$9	$10
Income tax benefit recognized	$3	$4
Stock-based compensation and the income tax benefit recognized during the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2017	2016	2017	2016
			As Restated
Stock-based compensation	$8	$16	$17	$26
Income tax benefit recognized	$2	$5	$5	$9
Stock-based compensation and the income tax benefit recognized during the three and nine months ended September 30, 2017 and 2016 were as follows:

2017 PPG ANNUAL REPORT AND FORM 10-K/A 108

Notes to the Consolidated Financial Statements

	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2017	2016	2017	2016
			As Restated
Stock-based compensation	$9	$11	$26	$37
Income tax benefit recognized	$4	$3	$9	$12
Shareholders’ Equity (As Restated)
Changes to shareholders’ equity for the three months ended March 31, 2017 were as follows:

($ in millions)	Total PPG Shareholders’ Equity	Non- controlling Interests	Total
Balance, January 1, 2017	$4,828	$87	$4,915
Net income	337	5	342
Other comprehensive income, net of tax	280	7	287
Cash dividends	(103)	—	(103)
Issuance of treasury stock	34	—	34
Stock repurchase program	(163)	—	(163)
Stock-based compensation activity	(21)	—	(21)
Other	—	(5)	(5)
Balance, March 31, 2017	$5,192	$94	$5,286
Changes to shareholders’ equity for the six months ended June 30, 2017 were as follows:

($ in millions)	Total PPG Shareholders’ Equity	Non- controlling Interests	Total
Balance, January 1, 2017	$4,828	$87	$4,915
Net income	833	10	843
Other comprehensive income, net of tax	297	13	310
Cash dividends	(205)	—	(205)
Issuance of treasury stock	49	—	49
Stock repurchase program	(163)	—	(163)
Stock-based compensation activity	(16)	—	(16)
Other	—	(5)	(5)
Balance, June 30, 2017	$5,623	$105	$5,728
Changes to shareholders’ equity for the nine months ended September 30, 2017 were as follows:

($ in millions)	Total PPG Shareholders’ Equity	Non-controlling Interests	Total
January 1, 2017	$4,828	$87	$4,915
Net income	1,443	16	1,459
Other comprehensive income, net of tax	293	15	308
Cash dividends	(321)	—	(321)
Issuance of treasury stock	75	—	75
Stock repurchase program	(413)	—	(413)
Stock-based compensation activity	(8)	—	(8)
Dividends paid on subsidiary common stock to noncontrolling interests	—	(5)	(5)
Other	—	(5)	(5)
September 30, 2017	$5,897	$108	$6,005

2017 PPG ANNUAL REPORT AND FORM 10-K/A 109

Notes to the Consolidated Financial Statements

Quarterly Reportable Business Segment Information (As Restated)

	Three Months Ended March 31
($ in millions)	2017	2016
	As Restated
Net sales:
Performance Coatings	$2,017	$2,039
Industrial Coatings	1,469	1,372
Total	$3,486	$3,411
Segment income:
Performance Coatings	$284	$279
Industrial Coatings	273	265
Total	$557	$544
Corporate	(56)	(63)
Interest expense, net of interest income	(21)	(24)
Legacy items (a)	(8)	(11)
Pension settlement charge	(22)	—
Transaction-related costs (b)	(4)	(2)
Income from continuing operations before income taxes	$446	$444

	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2017	2016	2017	2016
	As Restated		As Restated
Net sales:
Performance Coatings	$2,299	$2,338	$4,316	$4,377
Industrial Coatings	1,505	1,444	2,974	2,816
Total	$3,804	$3,782	$7,290	$7,193
Segment income:
Performance Coatings	$409	$428	$693	$707
Industrial Coatings	264	292	537	557
Total	$673	$720	$1,230	$1,264
Corporate	(32)	(60)	(88)	(123)
Interest expense, net of interest income	(22)	(24)	(43)	(48)
Legacy items (a)	2	(10)	(6)	(21)
Asset write-down	—	(10)	—	(10)
Gain from the sale of an equity affiliate	—	20	—	20
Pension settlement charge	—	—	(22)	—
Gain from sale of a business	25	—	25	—
Income from a legal settlement	18	—	18	—
Transaction-related costs (b)	(5)	(6)	(9)	(8)
Income from continuing operations before income taxes	$659	$630	$1,105	$1,074

110 2017 PPG ANNUAL REPORT AND 10-K/A

Notes to the Consolidated Financial Statements

	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2017	2016	2017	2016
	As Restated		As Restated
Net sales:
Performance Coatings	$2,290	$2,223	$6,606	$6,600
Industrial Coatings	1,486	1,437	4,460	4,253
Total	$3,776	$3,660	$11,066	$10,853
Segment income:
Performance Coatings	$366	$368	$1,059	$1,075
Industrial Coatings	223	249	760	806
Total	$589	$617	$1,819	$1,881
Corporate	(45)	(43)	(133)	(166)
Interest expense, net of interest income	(22)	(28)	(65)	(76)
Legacy items (a)	1	(4)	(5)	(25)
Asset write-down	—	—	—	(10)
Gain from the sale of an equity affiliate	—	—	—	20
Pension settlement charge	—	(968)	(22)	(968)
Gain from sale of a business	—	—	25	—
Income from a legal settlement	—	—	18	—
Transaction-related costs (b)	—	—	(9)	(8)
Income (loss) from continuing operations before income taxes	$523	($426)	$1,628	$648

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

20. Reportable Business Segment Information (As Restated)
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

2017 PPG ANNUAL REPORT AND FORM 10-K/A 111

Notes to the Consolidated Financial Statements

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

As Restated
($ in millions) Reportable Business Segments	Performance Coatings	Industrial Coatings	Corporate / Eliminations / Non-Segment Items(1)	Consolidated Totals
2017
Net sales to external customers	$8,730	$6,018	$—	$14,748
Intersegment net sales	—	—	—	—
Total net sales	$8,730	$6,018	$—	$14,748
Segment income	$1,321	$972	$—	$2,293
Legacy items(2)				(2)
Pension settlement charge				(60)
Transaction-related costs(5)				(9)
Asset write-downs				(7)
Gain from sale of the Plaka business				25
Gain from a legal settlement				18
Gain from sale of a non-operating asset				13
Interest expense, net of interest income				(85)
Corporate unallocated(1)				(181)
Income before income taxes				$2,005
Depreciation and amortization	$272	$164	$24	$460
Share of net earnings (loss) of equity affiliates	$2	$—	$10	$12
Segment assets(3)	$9,763	$4,563	$2,212	$16,538
Investment in equity affiliates	$32	$13	$89	$134
Expenditures for property (including business acquisitions)	$224	$328	$133	$685

112 2017 PPG ANNUAL REPORT AND 10-K/A

Notes to the Consolidated Financial Statements

As Restated
($ in millions) Reportable Business Segments	Performance Coatings	Industrial Coatings	Corporate / Eliminations / Non-Segment Items(1)	Consolidated Totals
2016
Net sales to external customers	$8,580	$5,690	$—	$14,270
Intersegment net sales	—	1	(1)	—
Total net sales	$8,580	$5,691	($1)	$14,270
Segment income	$1,314	$1,042	$—	$2,356
Legacy items(2)				(114)
Business restructuring charge				(191)
Transaction-related costs(5)				(8)
Pension settlement charges				(968)
Asset write-downs				(23)
Gains on disposals of ownership interests in business affiliates				46
Interest expense, net of interest income				(99)
Corporate unallocated(1)				(220)
Income before income taxes				$779
Depreciation and amortization	$272	$143	$25	$440
Share of net earnings/(loss) of equity affiliates	$5	$1	$2	$8
Segment assets(3)	$9,168	$3,972	$2,631	$15,771
Investment in equity affiliates	$30	$13	$3	$46
Expenditures for property (including business acquisitions)	$187	$510	$32	$729

($ in millions) Reportable Business Segments	Performance Coatings	Industrial Coatings	Corporate / Eliminations / Non-Segment Items(1)	Consolidated Totals
2015
Net sales to external customers	$8,765	$5,476	$—	$14,241
Intersegment net sales	—	1	(1)	—
Total net sales	$8,765	$5,477	($1)	$14,241
Segment income	$1,302	$985	$—	$2,287
Legacy items(2)				(51)
Business restructuring charge				(136)
Transaction-related costs(5)				(44)
Interest expense, net of interest income				(86)
Corporate unallocated(1)				(225)
Income before income taxes				$1,745
Depreciation and amortization	$296	$124	$26	$446
Share of net earnings of equity affiliates	$7	$—	($3)	$4
Segment assets(3)	$9,917	$3,643	$3,516	$17,076
Investment in equity affiliates	$45	$13	$36	$94
Expenditures for property (including business acquisitions)	$298	$414	$38	$750

2017 PPG ANNUAL REPORT AND FORM 10-K/A 113

Notes to the Consolidated Financial Statements

($ in millions)
Geographic Information	2017	2016	2015
Net sales(4)	As Restated
United States and Canada	$6,307	$6,254	$6,232
Europe, Middle East and Africa (“EMEA”)	4,389	4,164	4,103
Asia Pacific	2,523	2,431	2,433
Latin America	1,529	1,421	1,473
Total	$14,748	$14,270	$14,241
Segment income
United States and Canada	$1,129	$1,152	$1,176
EMEA	569	590	539
Asia Pacific	361	382	359
Latin America	234	232	213
Total	$2,293	$2,356	$2,287
Property—net
United States and Canada	$1,224	$1,184	$1,101
EMEA	826	726	805
Asia Pacific	493	447	431
Latin America	281	251	271
Total	$2,824	$2,608	$2,608

(1)
Corporate intersegment net sales represent intersegment net sales eliminations. Corporate unallocated costs include the costs of corporate staff functions not directly associated with the operating segments, certain legal and insurance costs and stock-based compensation expense.

(2)
Legacy items include current costs related to former operations of the Company, including certain environmental remediation, pension and other postretirement benefit costs, legal costs and certain charges which are considered to be non-recurring. Until April 2016, legacy items also include equity earnings from PPG’s minority investment in Pittsburgh Glass Works, LLC. The Legacy items for 2016 include an environmental remediation pre-tax charge of $82 million. These charges relate to continued environmental remediation activities at legacy chemicals sites, primarily at PPG’s former Jersey City, N.J. chromium manufacturing plant and associated sites (Refer to Note 14, “Commitments and Contingent Liabilities”).

(3)
Segment assets are the total assets used in the operation of each segment. Corporate assets are principally cash and cash equivalents, cash held in escrow, short term investments, deferred tax assets and, until April 2016, PPG’s equity investment in it’s former automotive glass and services business. Non-segment items also includes the assets of businesses which have been reclassified as discontinued operations in the Consolidated Statement of Income. (Refer to Note 3, “Acquisitions and Divestitures”).

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

114 2017 PPG ANNUAL REPORT AND 10-K/A

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.
The Company’s management is responsible for establishing and maintaining adequate disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
At the time that the Original Filing was made, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2017. The Company’s principal executive and principal financial officers re-evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2017, and have concluded that because of the material weakness in the Company’s internal control over financial reporting as discussed under Item 8. “Financial Statements and Supplementary Data-Management Report,” the Company’s disclosure controls and procedures were not effective. In light of the material weakness, the Company performed additional analysis and other post closing procedures to ensure the Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. Accordingly, the Company’s management, including our principal executive and principal financial officers, have concluded that the consolidated financial statements included in this Form 10-K/A present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.
(b) Changes in internal control over financial reporting.
There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
(c) Management report on internal control over financial reporting.
See Management Report on page 44 for management’s annual report on internal control over financial reporting. See Report of Independent Registered Public Accounting Firm on pages 42-43 for PricewaterhouseCoopers LLP’s audit report on the Company’s internal control over financial reporting.
(d) Prior interim period disclosure controls and procedures and internal control over financial reporting
In connection with the restatement, the Company’s principal executive and principal financial officers re-evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2016, March 31, 2017, June 30, 2017 and September 30, 2017 and have concluded that because of the material weakness referred to above, the Company’s disclosure controls and procedures were not effective as of March 31, 2017, June 30, 2017 and September 30, 2017.
Additionally, in connection with the restatement, the Company’s principal executive and principal financial officers have reassessed the effectiveness of the Company’s internal control over financial reporting as of December 2016 and, due to the existence of the material weakness in internal control over financial reporting discussed under Item 8. “Financial Statements and Supplementary Data - Management Report,” have determined that the Company’s internal control over financial reporting was not effective as of such date.
(e) Remediation of Material Weakness.
In connection with the investigation described in the Explanatory Note, the Company has identified and implemented, and continues to identify and implement, actions to improve the effectiveness of its internal control over financial reporting and disclosure controls and procedures, including plans to enhance the Company’s resources and training with respect to financial reporting and disclosure responsibilities. Management has reviewed and will continue to review such actions with the Audit Committee. To date, the following steps have been taken towards the remediation of the Company’s material weakness:

•
The Company has terminated the employment of the former Vice President and Controller. Two employees who acted under his direction have been re-assigned to different positions within the Company where they do not have a role in the Company’s internal control over financial reporting or its disclosure controls and procedures.

2017 PPG ANNUAL REPORT AND FORM 10-K/A 115

•
The Company has appointed its former Director of Corporate Audit Services and former Assistant Controller, Financial Reporting as Acting Controller and has initiated a search to fill this role on a permanent basis.

•
The Company’s Chairman and Chief Executive Officer has emphasized to all employees, and to the Company’s finance employees specifically, the importance of acting ethically and adhering to the Company’s Global Code of Ethics.

The Company is committed to maintaining a strong internal control environment and to ensuring that a proper, consistent tone is communicated throughout the organization, including the expectation that previously existing deficiencies will be remediated through the implementation of processes and controls to ensure strict compliance with generally accepted accounting principles. In addition to the steps set forth above, the Company plans to take other remedial measures as described below:

•	The Company will re-emphasize (1) its commitment to ethical standards, (2) the requirements of the Company’s Code of Ethics, (3) reporting obligations and (4) non-retaliation policy for complaints;

•	The Company will enhance its corporate finance department by adding personnel with responsibility for areas identified in the investigation and enhance segregation of duties in the finance department;

•	The Company will enhance policies and procedures relating to the preparation, approval and entry of journal entries;

•	The Company will enhance its process to evaluate and adjust certain significant expense accruals;

•	The Company will enhance its policies and procedures relating to inventory standard cost revaluations;

•	The Company will enhance its policies and procedures concerning accounting entries related to discontinued operations;

•	The Company will require additional annual/onboarding education for finance staff;

•	The Company will conduct additional periodic risk assessments and targeted internal audit reviews; and

•	The Company will separate the financial forecasting process from financial accounting.
As the Company continues to evaluate and work to improve internal control over financial reporting, the Company may determine to take additional measures to strengthen its internal control environment or modify the remediation efforts described above. Until the remediation efforts discussed above, including any additional remediation efforts that the Company identifies as necessary, are implemented, tested and deemed to be operating effectively, the material weakness described above will continue to exist.
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

116 2017 PPG ANNUAL REPORT AND 10-K/A

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
Part IV
Item 15. Exhibits, Financial Statement Schedules
(a)(1)    Consolidated Financial Statements and Reports of Independent Registered Public Accounting Firm (see Part II, Item 8 of this Form 10-K/A).
The following information is filed as part of this Form 10-K/A:
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

2017 PPG ANNUAL REPORT AND FORM 10-K/A 117

(a)(3)    Exhibits. The following exhibits are filed as a part of, or incorporated by reference into, this Form 10-K/A.
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

118 2017 PPG ANNUAL REPORT AND 10-K/A

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

*	10.29	Employment arrangement with Jean-Marie Greindl, was filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

2017 PPG ANNUAL REPORT AND FORM 10-K/A 119

*	10.30
Separation Agreement and Release by and between PPG Industries, Inc. and Viktoras R. Sekmakas was filed as Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2017.

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

Item 16. Form 10-K Summary
None.

120 2017 PPG ANNUAL REPORT AND 10-K/A

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on June 28, 2018.

PPG INDUSTRIES, INC. (Registrant)

By	/s/ Vincent J. Morales
Vincent J. Morales
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

/s/ William E. Schaupp
William E. Schaupp
Assistant Controller and Acting Controller (Principal Accounting Officer and Duly Authorized Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on June 28, 2018.

Signature	Capacity

/s/ Michael H. McGarry	Director, Chairman and Chief Executive Officer
Michael H. McGarry

/s/ Vincent J. Morales	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)
Vincent J. Morales

/s/ William E. Schaupp	Assistant Controller and Acting Controller (Principal Accounting Officer and Duly Authorized Officer)
William E. Schaupp

2017 PPG ANNUAL REPORT AND FORM 10-K/A 121