Form 10-Q
period 2018-06-30
PPG INDUSTRIES INC
filed 2018-07-20
CIK 79879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________________
FORM 10-Q
 ––––––––––––––––––––––––––––––––––––––––
QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2018, 242,018,104 shares of the Registrant’s common stock, par value $1.66 2/3 per share, were outstanding.

EXPLANATORY NOTE
As described in additional detail in the Explanatory Note to its amended Annual Report on Form 10-K/A for the year ended December 31, 2017 (the “2017 Form 10-K/A”), PPG Industries, Inc. (together with its subsidiaries, the "Company" or "PPG") restated its audited consolidated financial statements for the years ended December 31, 2017 and 2016 and certain unaudited quarterly results related to the quarters ended December 31, 2016, March 31, 2017, June 30, 2017, September 30, 2017 and December 31, 2017, including the six months ended June 30, 2017, in its 2017 Form 10-K/A as a result of certain misstatements identified by the Company. The impact of the restatement on the Company's condensed consolidated financial statements included herein is further described in Note 2, "Restatement of Previously Reported Condensed Consolidated Quarterly Financial Statements."

PPG INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Income (Unaudited)
($ in millions, except per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
		As Restated		As Restated
Net sales	$4,131	$3,804	$7,912	$7,290
Cost of sales, exclusive of depreciation and amortization	2,379	2,083	4,560	3,985
Selling, general and administrative	945	876	1,851	1,751
Depreciation	91	81	178	160
Amortization	34	32	70	63
Research and development, net	114	112	226	221
Interest expense	31	26	57	51
Interest income	(7)	(4)	(12)	(8)
Pension settlement charge	—	—	—	22
Business restructuring	83	—	83	—
Other charges	6	8	47	33
Other income	(24)	(69)	(48)	(93)
Income from continuing operations before income taxes	$479	$659	$900	$1,105
Income tax expense	104	157	191	267
Income from continuing operations	$375	$502	$709	$838
(Loss)/Income from discontinued operations, net of tax	—	(1)	6	5
Net income attributable to controlling and noncontrolling interests	$375	$501	$715	$843
Less: Net income attributable to noncontrolling interests	(4)	(5)	(10)	(10)
Net income (attributable to PPG)	$371	$496	$705	$833
Amounts attributable to PPG:
Income from continuing operations, net of tax	$371	$497	$699	$828
(Loss)/Income from discontinued operations, net of tax	—	(1)	6	5
Net income (attributable to PPG)	$371	$496	$705	$833

Earnings per common share:
Income from continuing operations, net of tax	$1.51	$1.93	$2.83	$3.22
Income from discontinued operations, net of tax	—	—	0.02	0.02
Net income (attributable to PPG)	$1.51	$1.93	$2.85	$3.24
Earnings per common share – assuming dilution:
Income from continuing operations, net of tax	$1.51	$1.92	$2.81	$3.19
Income from discontinued operations, net of tax	—	—	0.02	0.02
Net income (attributable to PPG)	$1.51	$1.92	$2.83	$3.21

Dividends per common share	$0.45	$0.40	$0.90	$0.80
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Comprehensive Income (Unaudited)
($ in millions)

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
		As Restated		As Restated
Net income attributable to the controlling and noncontrolling interests	$375	$501	$715	$843
Other comprehensive (loss) income, net of tax:
Defined benefit pension and other postretirement benefits	15	(55)	(52)	(34)
Unrealized foreign currency translation adjustments	(297)	82	(174)	361
Derivative financial instruments	2	(4)	—	(17)
Other comprehensive (loss) income, net of tax	($280)	$23	($226)	$310
Total comprehensive income	$95	$524	$489	$1,153
Less: amounts attributable to noncontrolling interests:
Net income	(4)	(5)	(10)	(10)
Unrealized foreign currency translation adjustments	10	(6)	8	(13)
Comprehensive income attributable to PPG	$101	$513	$487	$1,130
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheet (Unaudited)
($ in millions)

	June 30, 2018	December 31, 2017

Assets
Current assets:
Cash and cash equivalents	$1,020	$1,436
Short-term investments	63	55
Receivables (less allowance for doubtful accounts of $23 and $25)	3,438	2,903
Inventories	1,956	1,730
Other	402	353
Total current assets	$6,879	$6,477
Property, plant and equipment (net of accumulated depreciation of $3,848 and $3,770)	2,738	2,824
Goodwill	3,920	3,942
Identifiable intangible assets, net	1,986	2,045
Deferred income taxes	290	305
Investments	258	268
Other assets	723	677
Total	$16,794	$16,538
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$3,893	$3,781
Restructuring reserves	132	102
Short-term debt and current portion of long-term debt	22	12
Total current liabilities	$4,047	$3,895
Long-term debt	5,048	4,134
Accrued pensions	674	729
Other postretirement benefits	688	699
Deferred income taxes	425	442
Other liabilities	929	967
Total liabilities	$11,811	$10,866
Commitments and contingent liabilities (Note 17)
Shareholders’ equity:
Common stock	969	969
Additional paid-in capital	769	756
Retained earnings	17,725	17,140
Treasury stock, at cost	(12,304)	(11,251)
Accumulated other comprehensive loss	(2,275)	(2,057)
Total PPG shareholders’ equity	$4,884	$5,557
Noncontrolling interests	99	115
Total shareholders’ equity	$4,983	$5,672
Total	$16,794	$16,538
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows (Unaudited)

	Six Months Ended June 30
($ in millions)	2018	2017
		As Restated
Operating activities:
Net income attributable to controlling and noncontrolling interests	$715	$843
Less: Income from discontinued operations	(6)	(5)
Income from continuing operations	$709	$838
Adjustments to reconcile net income to cash from operations:
Depreciation and amortization	248	223
Pension expense	20	34
Pension settlement charge	—	22
Environmental remediation charges	34	—
Business restructuring charge	83	—
Impairment of a non-manufacturing asset	9	—
Stock-based compensation expense	18	17
Gain from the sale of a business	—	(25)
Equity affiliate loss, net of dividends	6	3
Deferred income tax benefit	(13)	(40)
Cash contributions to pension plans	(35)	(37)
Cash used for restructuring actions	(34)	(20)
Change in certain asset and liability accounts:
Receivables	(626)	(406)
Inventories	(270)	(185)
Other current assets	(5)	(49)
Accounts payable and accrued liabilities	198	147
Taxes and interest payable	(130)	(128)
Noncurrent assets and liabilities, net	(30)	(14)
Other	(51)	52
Cash from operating activities - continuing operations	$131	$432
Cash from operating activities - discontinued operations	—	14
Cash from operating activities	$131	$446
Investing activities:
Capital expenditures	(118)	(135)
Business acquisitions, net of cash balances acquired	(98)	(62)
Payments for acquisition of equity investment	—	(100)
Proceeds from the disposition of a business	—	52
Payments for the settlement of cross currency swap contracts	(17)	(34)
Proceeds from the settlement of cross currency swap and foreign currency contracts	3	19
Other	13	2
Cash used for investing activities - continuing operations	($217)	($258)
Cash used for investing activities - discontinued operations	—	(3)
Cash used for investing activities	($217)	($261)
Financing activities:
Net change in borrowing with maturities of three months or less	11	(3)
Net payments on commercial paper and short-term debt	(1)	(61)
Proceeds from the issuance of debt, net of discounts and fees	992	—
Repayment of long-term debt	(3)	(8)
Purchase of treasury stock	(1,063)	(163)
Issuance of treasury stock	10	20
Dividends paid	(222)	(205)
Payments related to tax withholding on stock-based compensation awards	(13)	(20)
Other	(16)	(50)
Cash used for financing activities	($305)	($490)
Effect of currency exchange rate changes on cash and cash equivalents	(25)	54
Net decrease in cash and cash equivalents	($416)	($251)
Cash and cash equivalents, beginning of period	1,436	1,820
Cash and cash equivalents, end of period	$1,020	$1,569

Supplemental disclosures of cash flow information:
Interest paid, net of amount capitalized	$53	$52
Taxes paid, net of refunds	$234	$326
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation
The condensed consolidated financial statements included herein are unaudited and have been prepared following the requirements of the Securities and Exchange Committee (the "SEC") and accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim reporting. Under these rules, certain footnotes and other financial information that are normally required for annual financial statements can be condensed or omitted. These statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position of PPG as of June 30, 2018, and the results of its operations and cash flows for the three and six months ended June 30, 2018 and 2017. All intercompany balances and transactions have been eliminated. Material subsequent events are evaluated through the report issuance date and disclosed where applicable. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in PPG's 2017 Form 10-K/A .
Net sales, expenses, assets and liabilities can vary during each quarter of the year. Accordingly, the results of operations for the three and six months ended June 30, 2018 and the trends in these unaudited condensed consolidated financial statements may not necessarily be indicative of the results to be expected for the full year.
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

2.	Restatement of Previously Reported Condensed Consolidated Quarterly Financial Statements
As described in additional detail in the Explanatory Note to its 2017 Form 10-K/A, the Company restated its audited consolidated financial statements for the years ended December 31, 2017 and 2016 and certain unaudited quarterly results related to the quarters ended December 31, 2016, March 31, 2017, June 30, 2017, September 30, 2017 and December 31, 2017, including the six months ended June 30, 2017.
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
The Audit Committee of the Board of Directors (the "Audit Committee") oversaw an investigation of the matters set forth in the internal report, with the assistance of outside counsel and forensic accountants. The investigation identified the following items with respect to the quarter ended March 31, 2018, in addition to the approximately $1.4 million of expenses described above: (1) failure to record amortization expense in the amount of $1.4 million to correct for amortization of an intangible asset that was inadvertently not recorded over a three-year period and discovered in March 2018; (2) understatement of a health insurance accrued liability in the amount of $0.5 million; and (3) failure to record an adjustment increasing the value of inventory in PPG’s Europe, Middle East and Africa region in the amount of $2.2 million due to inflation of raw materials costs which, when corrected, had a positive effect on income in the first quarter of 2018. These three items resulted in a net increase to income from continuing operations before income taxes of approximately $0.3 million.
The investigation also identified certain inadvertent errors with respect to the quarter ended March 31, 2018. Correction of such inadvertent errors, together with the matters discussed in the immediately preceding paragraph, resulted in a net decrease in income from continuing operations before income taxes of $5.7 million for the quarter ended March 31, 2018.
The investigation identified the following items with respect to the year ended December 31, 2017: (1) improper reclassifications of gains from income from discontinued operations to income from continuing operations in total pre-tax amounts of $2.5 million in the quarter ended June 30, 2017 and $4.7 million in the quarter ended December 31, 2017; (2) improper shifting of pre-tax expenses between quarterly periods in 2017, including a total of $3.5 million in compensation expense recorded in the third and fourth quarters of 2017 that should have been recorded in the quarter ended June 30, 2017; an additional expense accrual for health care claims in the amount of $3.5 million recorded in the third quarter of 2017 that should have been recorded in the quarter ended June 30, 2017; and additional expense for paid vacation in the amount of $2.2 million recorded in the quarter ended December 31, 2017 that should have been recorded in the second and third quarters of 2017.
The investigation also identified an improper reduction in the payout assumption for certain performance-based restricted stock units that had the impact of recognizing a $6.8 million reduction in stock based compensation expense in the fourth quarter of 2016. In the first quarter of 2017, the payout assumption for these same performance-based restricted stock units was increased, resulting in $6.8 million of stock-based compensation expense in the first quarter of 2017 that would not have been recorded if the payout assumption had not been reduced in the fourth quarter of 2016.
On May 10, 2018, management, in consultation with the Audit Committee and the Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP ("PwC"), concluded that the Company’s consolidated financial statements for the year ended December 31, 2017 included in the Company's originally filed 2017 Annual Report on Form 10-K and the related report of PwC, and for the quarterly and year-to-date periods in 2017, should no longer be relied upon because of certain misstatements contained in those financial statements.
On June 27, 2018, the Audit Committee determined that its investigation was complete, and authorized the filing of our restated audited consolidated financial statements for the years ended December 31, 2017 and 2016 and certain quarterly periods within those fiscal years in order to correct our previously issued financial statements.
Impact of the Restatement
As a result of the restatement, reported net income from continuing operations and earnings per diluted share from continuing operations was adjusted for the interim period ended June 30, 2017 as follows:

•
For the quarter ended June 30, 2017, net income from continuing operations decreased $7 million, or $0.03 per diluted share, and income from discontinued operations, net of tax, increased by $2 million, or $0.01 per diluted share.

•
For the six months ended June 30, 2017, net income from continuing operations decreased $4 million, or $0.02 per diluted share, and income from discontinued operations, net of tax, increased by $2 million, or$0.01 per diluted share.

The categories of misstatements and their impact on previously reported condensed consolidated financial statements are described below:

(a)	Customer Rebates
The Company did not properly recognize expense associated with certain customer rebates, resulting in a misstatement of Net sales in the first and second quarters of 2017. The misstatements overstated previously reported Income from continuing operations before income taxes by $1.4 million and $1.8 million for the three and six months ended June 30, 2017, respectively.

(b)	Employee Vacation Pay
The Company did not properly recognize expense associated with a change in the Company’s vacation policy in the second and third quarters of 2017. Rather, the entire amount of expense associated with this change was recognized in the fourth quarter of 2017, resulting in a misstatement of expense in the second, third and fourth quarters of 2017. The misstatements overstated previously reported Income from continuing operations before income taxes by $0.9 million for the three and six months ended June 30, 2017.

(c)	Compensation Expense
The Company did not properly record compensation expense related to a payment made to an employee upon his separation from the Company in the second quarter of 2017. Rather, the expense associated with this payment was recognized in the second, third and fourth quarters of 2017 resulting in a misstatement of expense in each of these periods. The misstatements overstated previously reported Income from continuing operations before income taxes by $3.5 million for the three and six months ended June 30, 2017.

(d)	Health Care Claims
The Company did not properly recognize expense associated with the Company’s liability for employee health care claims in the second quarter of 2017. Rather, this expense was recognized in the third quarter of 2017, resulting in a misstatement of expense in the second and third quarters of 2017. The misstatements overstated previously reported Income from continuing operations before income taxes by $3.5 million for the three and six months ended June 30, 2017.

(e)	Classification of Continuing Operations and Discontinued Operations
Certain items of income related to PPG’s former Glass segment were inappropriately recorded in continuing operations rather than in discontinued operations. The misstatements overstated previously reported Income from continuing operations before income taxes by $2.5 million for the three and six months ended June 30, 2017. The misstatements understated previously recorded Income from discontinued operations, net of tax, by $1.5 million for the three and six months ended June 30, 2017.

(f)	Stock-Based Compensation
In the fourth quarter of 2016, the Company improperly reduced the payout assumption for the 2015 grant of performance-based restricted stock units from 150% to 100%, which had the effect of reducing stock-based compensation expense in that period by $6.8 million. In the first quarter of 2017, the Company increased the payout assumption for these same restricted stock units from 100% back to 150%. These improper changes to the payout assumption for these restricted stock units resulted in a misstatement of stock-based compensation expense in the first quarter of 2017. The misstatements understated previously reported Income from continuing operations before income taxes by $6.8 million for the six months ended June 30, 2017.

(g)	Environmental Reserve
In the first quarter of 2017, the Company failed to appropriately update the discount rate used to calculate a long-term environmental remediation reserve, which had the effect of understating Other expense by $0.5 million in the quarter. The misstatement overstated previously reported Income from continuing operations before taxes by $0.5 million for the six months ended June 30, 2017.

(h)	Income Taxes
Adjustments related to the income tax effects of other restatement adjustments noted above.
The financial statements included in this Form 10-Q have been restated to reflect the adjustments described above. The tables below summarizes the effects of the restatement on the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2017.

Condensed Consolidated Statement of Income (unaudited) - Summary of Restatement

	Three Months Ended June 30, 2017
	As Previously Reported	Restatement Adjustment	Reference	As Restated
Net sales	$3,806	($2)	(a)	$3,804
Selling, general and administrative	865	7	(b),(c),(d)	872
Other income	(72)	3	(e)	(69)

Income from continuing operations before income taxes	$671	($12)		$659
Income tax expense	162	(5)	(h)	157
Income from continuing operations	$509	($7)		$502
Loss from discontinued operations, net of tax	(3)	2	(e)	(1)
Net income attributable to the controlling and noncontrolling interests	$506	($5)		$501
Less: Net income attributable to noncontrolling interests	(5)	—		(5)
Net income (attributable to PPG)	$501	($5)		$496
Amounts attributable to PPG:
Income from continuing operations, net of tax	$504	($7)		$497
Loss from discontinued operations, net of tax	(3)	2		(1)
Net income (attributable to PPG)	$501	($5)		$496

Earnings per common share:
Income from continuing operations, net of tax	$1.96	($0.03)		$1.93
Loss from discontinued operations, net of tax	(0.01)	0.01		—
Net income (attributable to PPG)	$1.95	($0.02)		$1.93
Earnings per common share – assuming dilution:
Income from continuing operations, net of tax	$1.95	($0.03)		$1.92
Loss from discontinued operations, net of tax	(0.01)	0.01		—
Net income (attributable to PPG)	$1.94	($0.02)		$1.92

Dividends per common share	$0.40	$—		$0.40

	Six Months Ended June 30, 2017
	As Previously Reported	Restatement Adjustment	Reference	As Restated
Net sales	$7,292	($2)	(a)	$7,290
Selling, general and administrative	1,753	1	(b),(c),(d),(f)	1,754
Other charges	26	—	(g)	26
Other income	(96)	3	(e)	(93)

Income from continuing operations before income taxes	$1,111	($6)		$1,105
Income tax expense	269	(2)	(h)	267
Income from continuing operations	$842	($4)		$838
Income from discontinued operations, net of tax	3	2	(e)	5
Net income attributable to the controlling and noncontrolling interests	$845	($2)		$843
Less: Net income attributable to noncontrolling interests	(10)	—		(10)
Net income (attributable to PPG)	$835	($2)		$833
Amounts attributable to PPG:
Income from continuing operations, net of tax	$832	($4)		$828
Income from discontinued operations, net of tax	3	2		5
Net income (attributable to PPG)	$835	($2)		$833

Earnings per common share:
Income from continuing operations, net of tax	$3.23	($0.01)		$3.22
Income from discontinued operations, net of tax	0.01	0.01		0.02
Net income (attributable to PPG)	$3.24	$—		$3.24
Earnings per common share – assuming dilution:
Income from continuing operations, net of tax	$3.21	($0.02)		$3.19
Income from discontinued operations, net of tax	0.01	0.01		0.02
Net income (attributable to PPG)	$3.22	($0.01)		$3.21

Dividends per common share	$0.80	$—		$0.80
Quarterly Condensed Consolidated Statement of Comprehensive Income (unaudited) - Summary of Restatement
In the condensed consolidated statement of comprehensive income for the three and six months ended June 30, 2017, Net income attributable to the controlling and noncontrolling interests reflects the impact of the restatement adjustments. The restatement adjustments had no impact to the previously disclosed components of Other comprehensive income, net of tax.
Quarterly Condensed Consolidated Statement of Cash Flows (unaudited) - Summary of Restatement
There was no net impact of the restatement adjustments on net cash provided by operating activities, net cash provided by investing activities or net cash used in financing activities in the condensed consolidated statement of cash flows for the six months ended June 30, 2017. The adjustments only had an impact on certain captions within cash from operating activities.

3.	New Accounting Standards
Accounting Standards Adopted in 2018
Effective January 1, 2018, PPG adopted Accounting Standard Updates (“ASU”) No. 2017-07, "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." This ASU requires the service cost component of these costs to be disaggregated from all other components and to be reported in the same line item or items as other compensation costs. The other components of these costs are required to be presented in the income statement separately from the service cost component. This ASU required retrospective adoption for all prior periods presented.
The effect of the retrospective adoption on the condensed consolidated statement of income related to the net periodic pension and other postretirement benefit costs was as follows:

	Three Months Ended June 30, 2017
($ in millions)	As Previously Reported (1)	Reclassifications	As Revised
Cost of sales, exclusive of depreciation and amortization	$2,082	$1	$2,083
Selling, general and administrative	872	4	876
Research and development, net	113	(1)	112
Other charges	12	(4)	8
Income from continuing operations before income taxes	659	—	659

	Six Months Ended June 30, 2017
($ in millions)	As Previously Reported (1)	Reclassifications	As Revised
Cost of sales, exclusive of depreciation and amortization	$3,987	($2)	$3,985
Selling, general and administrative	1,754	(3)	1,751
Research and development, net	223	(2)	221
Other charges	26	7	33
Income from continuing operations before income taxes	1,105	—	1,105
(1) Previously reported amounts reflect the impact of the restatement as described in Note 2, "Restatement of Previously Reported Condensed Consolidated Quarterly Financial Statements" and in the 2017 Form 10-K/A
In February 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” This ASU allows a reclassification from Accumulated other comprehensive income to Retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. PPG early adopted this standard in the first quarter of 2018 using the specific identification method and recorded a reclassification from other comprehensive income to retained earnings of $107 million.
Effective January 1, 2018, PPG adopted ASU No. 2014-09, “Revenue from Contracts with Customers: Topic 606.” See Note 4, “Revenue Recognition” for further details regarding the impact of adoption of this standard.
PPG’s adoption of the following ASU's in 2018 did not have a significant impact on PPG's consolidated financial position, results of operations or cash flows:

Accounting Standard Update
2017-12	Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities
2017-09	Stock Compensation - Scope of Modification Accounting
2016-16	Intra-Entity Transfers of Assets Other Than Inventory
2016-05	Classification of Certain Cash Receipts and Cash Payments
2016-01	Recognition and Measurement of Financial Assets and Liabilities
Accounting Standards to be Adopted in Future Years
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses.” This ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019 and for interim periods therein. Entities may choose to adopt the new ASU as of its fiscal year beginning after December 15, 2018. PPG does not believe this ASU will have a material impact on its consolidated financial position, results of operations or cash flows.
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
The Company also provides services by applying coatings to customers' manufactured parts and assembled products and by providing technical support to certain customers. Performance obligations are satisfied over time as critical milestones are met and as services are provided. PPG is entitled to payment as the services are rendered. For the three and six months ended June 30, 2018 and 2017, service revenue constituted approximately 5% of total revenue, while the balance constituted standard ship and bill, retail or consignment arrangements. Accounts receivable are recognized when there is an unconditional right to consideration. Payment terms vary from customer to customer, depending on creditworthiness, prior payment history and other considerations.
Net sales by segment and region for the three and six months ended June 30, 2018 and 2017 were as follows:

($ in millions)	Performance Coatings		Industrial Coatings		Total Net Sales
	Three Months Ended June 30		Three Months Ended June 30		Three Months Ended June 30
	2018	2017	2018	2017	2018	2017
		As Restated				As Restated
United States and Canada	$1,173	$1,093	$619	$588	$1,792	$1,681
EMEA	811	740	468	412	1,279	1,152
Asia-Pacific	277	238	403	370	680	608
Latin America	237	228	143	135	380	363
Total	$2,498	$2,299	$1,633	$1,505	$4,131	$3,804

($ in millions)	Performance Coatings		Industrial Coatings		Total Net Sales
	Six Months Ended June 30		Six Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017	2018	2017
		As Restated				As Restated
United States and Canada	$2,147	$2,055	$1,230	$1,169	$3,377	$3,224
EMEA	1,518	1,369	941	806	2,459	2,175
Asia-Pacific	519	458	791	733	1,310	1,191
Latin America	474	434	292	266	766	700
Total	$4,658	$4,316	$3,254	$2,974	$7,912	$7,290
The Company adopted the ASU using the modified retrospective approach which required the financial statements to reflect the new standard as of January 1, 2018, and as a result, contracts that ended prior to January 1, 2018 were not included within the Company’s assessment. Accordingly, the amounts in the comparative condensed consolidated statements of income and condensed consolidated balance sheet have not been recast. The ASU also provided additional clarity that resulted in reclassifications to or from Net sales, Cost of sales, exclusive of depreciation and amortization, Selling, general and administrative and Other income. Certain costs historically reported in Selling, general and administrative costs will now be recorded in Cost of sales, exclusive of depreciation and amortization in the condensed consolidated statement of income, as they represent costs incurred in satisfaction of performance obligations. In addition, the cost of certain customer incentives are now recorded as a reduction of Net sales rather than Cost of sales, exclusive of depreciation and amortization or Selling, general and administrative costs.
The following table summarizes the impact of the adoption of this ASU on the condensed consolidated statement of income for the three and six months ended June 30, 2018:

	Three Months Ended June 30, 2018
($ in millions)	Without adoption	Adjustments	As Reported
Net sales	$4,134	($3)	$4,131
Cost of sales, exclusive of depreciation and amortization	2,360	19	2,379
Selling, general and administrative	963	(18)	945
Other income	(26)	2	(24)
Income from continuing operations before income taxes	479	—	479

	Six Months Ended June 30, 2018
($ in millions)	Without adoption	Adjustments	As Reported
Net sales	$7,919	($7)	$7,912
Cost of sales, exclusive of depreciation and amortization	4,517	43	4,560
Selling, general and administrative	1,892	(41)	1,851
Other income	(53)	5	(48)
Income from continuing operations before income taxes	900	—	900

5.	Acquisitions and Divestitures
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

Taiwan Chlorine Industries
Taiwan Chlorine Industries (“TCI”) was established in 1986 as a joint venture between PPG and China Petrochemical Development Corporation (“CPDC”) to produce chlorine-based products in Taiwan, at which time PPG owned 60 percent of the venture. In conjunction with the 2013 separation of its commodity chemicals business, PPG conveyed to Axiall Corporation ("Axiall") its 60% ownership interest in TCI. Under PPG’s agreement with CPDC, if certain post-closing conditions were not met following the three year anniversary of the separation, CPDC had the option to sell its 40% ownership interest in TCI to Axiall for $100 million. In turn, Axiall had a right to designate PPG as its designee to purchase the 40% ownership interest of CPDC. In April 2016, Axiall announced that CPDC had decided to sell its ownership interest in TCI to Axiall. In June 2016, Axiall formally designated PPG to purchase the 40% ownership interest in TCI. In August 2016, Westlake Chemical Corporation acquired Axiall, which became a wholly-owned subsidiary of Westlake. On April 11, 2017, PPG finalized its purchase of CPDC’s 40% ownership interest in TCI. The difference between the acquisition date fair value and the purchase price of PPG’s 40% ownership interest in TCI was recorded as a loss in discontinued operations during the second quarter 2017.
Divestitures
Glass Segment
The net sales and income from discontinued operations related to the former Glass reportable business segment for the three and six months ended June 30, 2017 were as follows:

($ in millions)	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
	As Restated	As Restated
Net sales	$84	$167

Income from operations	$12	$21
Income tax expense	4	8
Income from discontinued operations, net of tax	$8	$13

6.	Inventories

($ in millions)	June 30, 2018	December 31, 2017
Finished products	$1,218	$1,083
Work in process	204	177
Raw materials	500	437
Supplies	34	33
Total Inventories	$1,956	$1,730
Most U.S. inventories are valued using the last-in, first-out method. These inventories represented approximately 33% and 34% of total inventories at June 30, 2018 and December 31, 2017, respectively. If the first-in, first-out method of inventory valuation had been used, inventories would have been $113 million and $103 million higher as of June 30, 2018 and December 31, 2017, respectively.

7.	Goodwill and Other Identifiable Intangible Assets
The change in the carrying amount of goodwill attributable to each reportable segment for the six months ended June 30, 2018 was as follows:

($ in millions)	Performance Coatings	Industrial Coatings	Total
January 1, 2018	$3,104	$838	$3,942
Acquisitions	53	1	54
Foreign currency	(62)	(14)	(76)
June 30, 2018	$3,095	$825	$3,920

A summary of the carrying value of the Company's identifiable intangible assets is as follows:

	June 30, 2018			December 31, 2017
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks - indefinite lives	$1,142	N/A	$1,142	$1,158	N/A	$1,158

Customer-related intangibles	$1,414	($781)	$633	$1,437	($762)	$675
Acquired technology	630	(502)	128	613	(489)	124
Trade names	166	(91)	75	166	(87)	79
Other	43	(35)	8	44	(35)	9
Total	$2,253	($1,409)	$1,986	$3,418	($1,373)	$2,045
The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives.

	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2018	2017	2018	2017
Amortization expense related to identifiable intangible assets	$34	$32	$70	$63
As of June 30, 2018, estimated future amortization expense of identifiable intangible assets is as follows:

($ in millions)	Future Amortization Expense
Remaining six months of 2018	$60
2019	120
2020	110
2021	105
2022	105
2023	95
Thereafter	249

8.	Business Restructuring
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
A pretax restructuring charge of $83 million was recorded in PPG's second quarter 2018 financial results, of which $80 million represents employee severance and other cash costs. The remainder of the charge represents the write-down of certain assets. In addition, other cash costs of approximately $25 million will be incurred, consisting of approximately $10 million of incremental restructuring-related cash costs for certain items that are required to be expensed on an as-incurred basis and approximately $15 million for items which are expected to be capitalized. The Company also expects approximately $20 million of incremental non-cash accelerated depreciation expense for certain assets due to their reduced expected asset life as a result of this program, $5 million of which was recognized in the second quarter of 2018. Substantially all actions from this business restructuring plan are expected to be complete by the end of the second quarter of 2019.

The 2018 restructuring charge and the reserve activity for the quarter ended June 30, 2018 were as follows:

($ in millions, except for employees impacted)	Severance and Other Costs	Asset Write-offs	Total Reserve	Employees Impacted
Performance Coatings	$49	$3	$52	1,032
Industrial Coatings	21	—	21	298
Corporate	10	—	10	348
Total second quarter 2018 restructuring charge	$80	$3	$83	1,678
2018 Activity	(2)	(3)	(5)	(358)
Foreign currency impact	(2)	—	(2)	—
June 30, 2018	$76	$—	$76	1,320
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
The following table summarizes the reserve activity related to the 2016 restructuring charge for the six months ended June 30, 2018:

($ in millions, except for employees impacted)	Severance and Other Costs	Employees Impacted
December 31, 2017	$102	949
2018 Activity	(30)	(491)
Foreign currency	(3)	—
June 30, 2018	$69	458

9.	Borrowings
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
The effect of dilutive securities on the weighted average common shares outstanding included in the calculation of earnings per diluted common share for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30		Six Months Ended June 30
(number of shares in millions)	2018	2017	2018	2017
Weighted average common shares outstanding	244.9	257.1	247.4	257.4
Effect of dilutive securities:
Stock options	0.8	1.1	0.8	1.1
Other stock compensation awards	0.7	0.8	0.7	0.8
Potentially dilutive common shares	1.5	1.9	1.5	1.9
Adjusted weighted average common shares outstanding	246.4	259.0	248.9	259.3
Excluded from the computation of earnings per diluted share due to their antidilutive effect were 1.1 million outstanding stock options for the three and six months ended June 30, 2018 and 0.6 million outstanding stock options for the three and six months ended June 30, 2017.

11.	Income Taxes

	Six Months Ended June 30
	2018	2017
		As Restated
Effective tax rate on pre-tax income from continuing operations	21.2%	24.2%
The effective tax rate for the six months ended June 30, 2018 was slightly higher than the U.S. federal statutory rate primarily due to earnings in foreign jurisdictions which were taxed at higher rates than the U.S. statutory rate and the impact of state and local income tax expense in the U.S.  These impacts were partially offset by discrete tax benefits recognized in the first and second quarters of 2018, including the release of reserves for uncertain tax positions related to settlements of certain tax returns. The effective tax rate for 2017 of 24.2% was lower than the U.S. federal statutory rate in effect at that time primarily due to earnings in foreign jurisdictions which were taxed at rates lower than the U.S. statutory rate and the impact of certain U.S. tax incentives.
In December 2017, the U.S. enacted the Tax Cuts and Jobs Act (“the Act”) which, among other things, lowered the U.S. corporate statutory income tax rate from 35% to 21%, eliminated certain deductible items and added other deductible items for corporations, imposed a tax on unrepatriated foreign earnings and eliminated U.S. taxes on most future foreign earnings. PPG recorded a provisional amount as of December 31, 2017, which represented the Company’s best estimate as of February 1, 2018. The Company anticipates U.S. regulatory agencies will issue further regulations during 2018, which may alter this estimate. The Company is still evaluating among other things, its position with respect to permanent reinvestment of foreign earnings overseas and other related outside basis difference considerations and the amount of tax owed on unrepatriated earnings by subsidiaries. The Company believes its remeasurement of its U.S deferred tax assets and liabilities is complete, except for changes in estimates that can result from finalizing the filing of our 2017 U.S. income tax return, which are not anticipated to be material, and changes that may be a direct impact of other provisional amounts recorded due to the enactment of the Act. The Company will refine its estimates to incorporate new or better information as it becomes available through the filing date of its 2017 U.S. income tax returns in the fourth quarter of 2018.
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
The Company files federal, state and local income tax returns in numerous domestic and foreign jurisdictions. In most tax jurisdictions, returns are subject to examination by the relevant tax authorities for a number of years after the returns have been filed. The Company is no longer subject to examinations by tax authorities in any major tax jurisdiction for years before 2007. In addition, the Internal Revenue Service has completed its examination of the Company’s U.S. federal income tax returns filed for years through 2013.

12.	Pensions and Other Postretirement Benefits
Effective January 1, 2018, PPG adopted ASU No. 2017-07, "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." See Note 3, "New Accounting Standards" for more information.
Service cost for net periodic pension and other postretirement benefit costs is included in Cost of sales, exclusive of depreciation and amortization, Selling, general and administrative, and Research and development, net in the accompanying condensed consolidated statements of income. All other components of net periodic benefit cost are now recorded in Other charges, except for pension settlement charges, in the accompanying condensed consolidated statements of income.
The net periodic pension and other postretirement benefit costs for the three and six months ended June 30, 2018 and 2017 were as follows:

	Pension
	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2018	2017	2018	2017
Service cost	$8	$8	$16	$17
Interest cost	24	25	48	49
Expected return on plan assets	(38)	(36)	(76)	(70)
Amortization of actuarial losses	16	19	32	38
Pension settlement charge	—	—	—	22
Net periodic benefit cost	$10	$16	$20	$56

	Other Postretirement Benefits
	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2018	2017	2018	2017
Service cost	$3	$3	$5	$5
Interest cost	6	5	12	12
Amortization of actuarial losses	4	1	9	6
Amortization of prior service credit	(15)	(17)	(30)	(30)
Net periodic benefit cost	($2)	($8)	($4)	($7)
PPG expects its 2018 net periodic pension and other postretirement benefit cost to be approximately $30 million, with pension expense representing approximately $40 million and other postretirement benefit cost representing a benefit of approximately $10 million.
Contributions to Defined Benefit Pension Plans

	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2018	2017	2018	2017
U.S. defined benefit pension contributions	$—	$—	$25	$29
Non-U.S. defined benefit pension mandatory contributions	$5	$3	$10	$8
PPG made a $25 million voluntary contribution to its U.S. defined benefit pension plans in January 2018. PPG expects to make mandatory contributions to its non-U.S. pension plans in the range of $10 million to $20 million during the remaining 6 months of 2018 and may make voluntary contributions to its defined benefit pension plans in 2018 and beyond.
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

13.	Shareholders' Equity
Changes to shareholders’ equity for the six months ended June 30, 2018 and 2017 were as follows:

($ in millions)	Total PPG Shareholders’ Equity	Non-controlling Interests	Total
January 1, 2018	$5,557	$115	$5,672
Net income	705	10	715
Other comprehensive income, net of tax	(218)	(8)	(226)
Reclassifications from other comprehensive income to retained earnings - Adoption ASU 2018-02 (a)	107	—	107
Cash dividends	(222)	(2)	(224)
Issuance of treasury stock	33	—	33
Stock repurchase program	(1,063)	—	(1,063)
Stock-based compensation activity	(12)	—	(12)
Other	(3)	(16)	(19)
June 30, 2018	$4,884	$99	$4,983

($ in millions)	Total PPG Shareholders’ Equity	Non-controlling Interests	Total
January 1, 2017	$4,828	$87	$4,915
Net income (As Restated)	833	10	843
Other comprehensive income, net of tax	297	13	310
Cash dividends	(205)	—	(205)
Issuance of treasury stock	49	—	49
Stock repurchase program	(163)	—	(163)
Stock-based compensation activity (As Restated)	(16)	—	(16)
Other	—	(5)	(5)
June 30, 2017 (As Restated)	$5,623	$105	$5,728

(a)	See Note 3, "New Accounting Standards" for more information.

14.	Accumulated Other Comprehensive Loss

($ in millions)	Unrealized Foreign Currency Translation Adjustments			Pension and Other Postretirement Benefit Adjustments, net of tax			Unrealized Gain (Loss) on Derivatives, net of tax			Accumulated Other Comprehensive (Loss) Income
January 1, 2018			($1,567)			($493)			$3		($2,057)
Current year deferrals to AOCI	(257)	(a)		—			—			(257)
Current year deferrals to AOCI, net of tax	114	(b)		24			(1)	(d)		137
Reclassification from AOCI to Retained earnings - Adoption ASU 2018-02	(23)			(84)			—			(107)
Reclassifications from AOCI to net income	—			8	(c),(e)		1	(d),(e)		9
Net change			($166)			($52)			$—		($218)
June 30, 2018			($1,733)			($545)			$3		($2,275)

January 1, 2017			($1,798)			($571)			$13		($2,356)
Current year deferrals to AOCI	530	(a)		—			—			530
Current year deferrals to AOCI, net of tax	(182)	(b)		(59)			(13)	(d)		(254)
Reclassifications from AOCI to net income	—			25	(c),(e)		(4)	(d),(e)		21
Net change			$348			($34)			($17)		$297
June 30, 2017			($1,450)			($605)			($4)		($2,059)

(a)
Unrealized foreign currency translation adjustments related to the translation of foreign denominated balance sheet account balances are not presented net of tax given that no deferred U.S. income taxes have been provided on the undistributed earnings of non-U.S. subsidiaries because they are deemed to be reinvested for an indefinite period of time.

(b)
The tax cost (benefit) related to unrealized foreign currency translation adjustments on cross currency swaps and debt instruments for the six months ended June 30, 2018 and 2017 was $31 million and ($113) million, respectively.

(c)	The tax benefit related to the adjustment for pension and other postretirement benefits for the six months ended June 30, 2018 and 2017 was ($3) million and ($14) million, respectively.

(d)	The tax benefit related to the changes in the unrealized gain (loss) on derivatives for the six months ended June 30, 2018 and 2017 was $(1) million and ($8) million, respectively.

(e)
Reclassifications from AOCI are included in the computation of net periodic pension and other post-retirement benefit costs (See Note 12, "Pensions and Other Postretirement Benefits") and in the gain recognized on cash flow hedges (See Note 15, "Financial Instruments, Hedging Activities and Fair Value Measurements").

15.	Financial Instruments, Hedging Activities and Fair Value Measurements
Financial instruments include cash and cash equivalents, short-term investments, cash held in escrow, marketable equity securities, accounts receivable, company-owned life insurance, accounts payable, short-term and long-term debt instruments, and derivatives. The fair values of these financial instruments approximated their carrying values at June 30, 2018 and December 31, 2017, in the aggregate, except for long-term debt instruments.
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
PPG’s policies do not permit speculative use of derivative financial instruments. PPG enters into derivative financial instruments with high credit quality counterparties and diversifies its positions among such counterparties in order to reduce its exposure to credit losses. The Company did not realize a credit loss on derivatives during the three and six month periods ended June 30, 2018 and 2017.
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
There were no derivative instruments de-designated or discontinued as hedging instruments during the three and six month periods ended June 30, 2018 and 2017 and there were no gains or losses deferred in Accumulated other comprehensive loss that were reclassified to income from continuing operations during the six month periods ended June 30, 2018 and 2017 related to hedges of anticipated transactions that were no longer expected to occur.
Cash Flow Hedges
PPG designates certain foreign currency forward contracts as cash flow hedges of the Company’s exposure to variability in exchange rates on intercompany and third party transactions denominated in foreign currencies.
Fair Value Hedges
The Company manages its interest rate risk by balancing its exposure to fixed and variable rates while attempting to minimize its interest costs. PPG principally manages its fixed and variable interest rate risk by retiring and issuing long-term and short-term debt from time to time and occasionally through the use of interest rate swaps. In February of 2018, PPG entered into interest rate swaps which converted $525 million of fixed rate debt to variable rate debt. The swaps are designated as fair value hedges. As such, these swaps are carried at fair value. Changes in the fair value of these swaps and that of the related debt are recorded in Interest expense in the accompanying condensed consolidated statement of income.
Net Investment Hedges
PPG uses cross currency swaps and euro-denominated debt to hedge a portion of its net investment in its European operations.
In February 2018, PPG entered into U.S. dollar to euro cross currency swap contracts with a total notional amount of $575 million and designated these contracts as hedges of the Company's net investment in its European operations. During the term of these contracts, PPG will receive payments in U.S. dollars and make payments in euros to the counterparties. The Company also settled outstanding U.S. dollar to euro cross currency swap contracts with a total notional amount of $560 million in February 2018.
As of June 30, 2018 and December 31, 2017, PPG had designated €2.3 billion of euro-denominated borrowings as hedges of a portion of its net investment in the Company's European operations. The carrying value of these instruments as of June 30, 2018 and December 31, 2017 was $2.7 billion.
Gains/Losses Deferred in Accumulated Other Comprehensive Loss
As of June 30, 2018, the Company had accumulated pre-tax unrealized net foreign currency translation gains in Accumulated other comprehensive loss related to the euro-denominated borrowings, foreign currency forward contracts and cross currency swaps of $95 million. As of December 31, 2017, the Company had accumulated pre-tax unrealized net foreign currency translation gains of $16 million.
The following table summarizes the location within the condensed consolidated financial statements and amount of gains (losses) related to derivative financial instruments activity for the six months ended June 30, 2018 and 2017. All dollar amounts are shown on a pre-tax basis.

	June 30, 2018		June 30, 2017
($ in millions)	Gain (Loss) Deferred in OCI	Gain (Loss) Recognized	Loss Deferred in OCI	Gain Recognized	Caption In Condensed Consolidated Statement of Income
Not Designated as Hedging Instruments:
Foreign currency forward contracts (1)		$23		$—	Other charges
Fair Value
Interest rate swaps		2		—	Interest expense
Cash Flow
Foreign currency forward contracts	($3)	(3)	($20)	6	Other charges and Cost of sales
Total Cash Flow	($3)	$22	($20)	$6
Net Investment
Foreign currency forward contracts			($3)
Cross currency swaps	$5	$5	($38)		Interest expense
Foreign denominated debt	74		(254)
Total Net Investment	$79	$5	($295)

(1)
For the period ended June 30, 2018, the amounts excluded from effectiveness testing recognized in earnings based on an amortized approach was expense of $2 million, with a deferred loss balance of $1 million remaining in accumulated other comprehensive income as of June 30, 2018.

Fair Value Measurements
The Company follows a fair value measurement hierarchy to measure its assets and liabilities. As of June 30, 2018 and December 31, 2017, the assets and liabilities measured at fair value on a recurring basis were cash equivalents, equity securities and derivatives. In addition, the Company measures its pension plan assets at fair value (see Note 13, "Employee Benefit Plans" under Item 8 in the 2017 Form 10-K/A for further details). The Company's financial assets and liabilities are measured using inputs from the following three levels:
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
Level 3 inputs are unobservable inputs employed for measuring the fair value of assets or liabilities. The Company does not have any recurring financial assets or liabilities that are recorded in its consolidated balance sheets as of June 30, 2018 and December 31, 2017 that are classified as Level 3 inputs.

Assets and liabilities reported at fair value on a recurring basis:

	June 30, 2018			December 31, 2017
($ in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Other current assets:
Marketable equity securities	$4	$—	$—	$4	$—	$—
Foreign currency forward contracts (a)	—	2	—	—	4	—
Foreign currency forward contracts (b)	—	64	—	—	2	—
Cross currency swaps	—	—	—	—	2	—
Investments:
Marketable equity securities	79	—	—	79	—	—
Other assets
Cross currency swaps (d)	—	20	—	—	—	—
Liabilities:
Accounts payable and accrued liabilities:
Foreign currency forward contracts (a)	—	2	—	—	1	—
Foreign currency forward contracts (b)	—	4	—	—	22	—
Other liabilities
Interest rate swaps (c)	—	2	—	—	—	—

(a) Cash flow hedges	(c) Fair value hedges
(b) Derivatives not designated as hedging instruments	(d) Net investment hedges
Long-Term Debt

($ in millions)	June 30, 2018 (a)	December 31, 2017 (b)
Long-term debt - carrying value	$5,038	$4,123
Long-term debt - fair value	$5,204	$4,341
(a) Excluding capital lease obligations of $14 million and short term borrowings of $18 million as of June 30, 2018.
(b) Excluding capital lease obligations of $15 million and short term borrowings of $8 million as of December 31, 2017.
The fair values of the debt instruments were based on discounted cash flows and interest rates then currently available to the Company for instruments of the same remaining maturities and were measured using level 2 inputs.

16.	Stock-Based Compensation
The Company’s stock-based compensation includes stock options, restricted stock units (“RSUs”) and grants of contingent shares that are earned based on achieving targeted levels of total shareholder return. All current grants of stock options, RSUs and contingent shares are made under the PPG Industries, Inc. Amended and Restated Omnibus Incentive Plan (the “PPG Amended Omnibus Plan”), which was amended and restated effective April 21, 2016. Shares available for future grants under the PPG Amended Omnibus Plan were 7.4 million as of June 30, 2018.
Stock-based compensation and the income tax benefit recognized during the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2018	2017	2018	2017
				As Restated
Stock-based compensation	$9	$8	$18	$17
Income tax benefit recognized	$2	$2	$4	$5

Grants of stock-based compensation during the six months ended June 30, 2018 and 2017 were as follows:

	Six Months Ended June 30
	2018		2017
Grant Details	Shares	Fair Value	Shares	Fair Value
Stock options	532,705	$25.27	590,058	$21.15
Restricted stock units	230,363	$107.73	215,105	$97.48
Contingent shares (a)	52,450	$115.64	57,817	$110.20
(a) The number of contingent shares represents the target value of the award.
Stock options are generally exercisable 36 months after being granted and have a maximum term of 10 years. Compensation expense for stock options is recorded over the vesting period based on the fair value on the date of grant. The fair value of the stock option grants issued during the six months ended June 30, 2018 was calculated with the following weighted average assumptions:

Weighted average exercise price	$115.98
Risk-free interest rate	2.9%
Expected life of option in years	6.5
Expected dividend yield	1.7%
Expected volatility	21.0%
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
Current open and active claims post-Pittsburgh Corning bankruptcy
As of June 30, 2018, the Company was aware of approximately 420 open and active asbestos-related claims pending against the Company and certain of its subsidiaries. These claims consist primarily of non-PC Relationship Claims and claims against a subsidiary of PPG. The Company is defending the remaining open and active claims vigorously.
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
Environmental Matters
It is PPG’s policy to accrue expenses for environmental contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Reserves for environmental contingencies are exclusive of claims against third parties and are generally not discounted. In management’s opinion, the Company operates in an environmentally sound manner and the outcome of the Company’s environmental contingencies will not have a material effect on PPG’s financial position or liquidity; however, any such outcome may be material to the results of operations of any particular period in which costs, if any, are recognized. Management anticipates that the resolution of the Company’s environmental contingencies will occur over an extended period of time. See Note 14, "Commitments and Contingent Liabilities," under Item 8 of the 2017 Form 10-K/A for additional descriptions of the following environmental matters.
As of June 30, 2018 and December 31, 2017, PPG had reserves for environmental contingencies associated with PPG’s former chromium manufacturing plant in Jersey City, N.J. and associated sites (“New Jersey Chrome”) and for other environmental contingencies, including National Priority List sites and legacy glass and chemical manufacturing sites. These reserves are included in Accounts payable and accrued liabilities and Other liabilities in the accompanying condensed consolidated balance sheet.

Environmental Reserves
($ in millions)	June 30, 2018	December 31, 2017
New Jersey Chrome	$141	$136
Legacy glass and chemical	71	71
Other	47	51
Total	$259	$258
Current portion	$67	$73
Pre-tax charges against income for environmental remediation costs are included in Other charges in the accompanying condensed consolidated statement of income. The pre-tax charges and cash outlays related to such environmental remediation for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2018	2017	2018	2017
Environmental remediation pre-tax charges	$1	$1	$35	$2
Cash outlays for environmental remediation activities	$14	$10	$31	$22
Environmental remediation of the NJ Chrome sites and our legacy glass and chemical sites is ongoing. In the first quarter 2018, charges were taken to increase the existing reserves for the NJ Chrome and legacy glass and chemical sites by $26 million and $8 million, respectively.
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
PPG’s financial reserve for remediation of all New Jersey Chrome sites is $141 million at June 30, 2018. The major cost components of this liability continue to be related to excavation, transportation and disposal of impacted soil, as well as construction services. These components each account for approximately 22%, 25% and 29% of the accrued amount, respectively.
There are multiple, future events yet to occur, including further remedy selection and design, remedy implementation and execution and applicable governmental agency or community organization approvals. Considerable uncertainty exists regarding the timing of these future events for the New Jersey Chrome sites. Final resolution of these events is expected to occur over the next several years. As these events occur and to the extent that the cost estimates of the environmental remediation remedies change, the existing reserve for this environmental remediation matter will continue to be adjusted.
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
Other Matters
The Company had outstanding letters of credit and surety bonds of $162 million and guarantees of $14 million as of June 30, 2018. The Company does not believe any loss related to such guarantees is likely.

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
Effective January 1, 2018, the coatings services operating segment was merged into the industrial coatings operating segment to achieve operational efficiencies and to realign management teams and operations to better deliver the Company's total value proposition and provide optimal solutions to its customers.

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
Reportable segment net sales and segment income for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2018	2017	2018	2017
		As Restated		As Restated
Net sales:
Performance Coatings	$2,498	$2,299	$4,658	$4,316
Industrial Coatings	1,633	1,505	3,254	2,974
Total	$4,131	$3,804	$7,912	$7,290
Segment income: (a)
Performance Coatings	$428	$405	$708	$689
Industrial Coatings	223	264	462	540
Total	$651	$669	$1,170	$1,229
Corporate (a)	(23)	(27)	(66)	(88)
Interest expense, net of interest income	(24)	(22)	(45)	(43)
Legacy items (a),(b)	1	1	5	(5)
Business restructuring charge	(83)	—	(83)	—
Accelerated depreciation related to restructuring actions	(5)	—	(5)	—
Legacy legal settlements	(10)	18	(10)	18
Accounting investigation costs	(9)	—	(9)	—
Impairment of a non-manufacturing asset	(9)	—	(9)	—
Costs related to customer assortment change	(10)	—	(14)	—
Environmental remediation charges	—	—	(34)	—
Gain from sale of a business	—	25	—	25
Transaction-related costs (c)	—	(5)	—	(9)
Pension settlement charge	—	—	—	(22)
Income from continuing operations before income taxes	$479	$659	$900	$1,105

(a)
During the first quarter 2018, PPG recast 2017 segment income, legacy items and corporate to present the non-service cost components of pension and other post-retirement benefit costs as corporate costs. Segment income only includes the service cost component of pension and other post-retirement benefit costs for all periods presented. See Note 3, "New Accounting Standards" for more information.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and the notes thereto included in the condensed consolidated financial statements in Part I, Item 1, “Financial Statements,” of this report and in conjunction with the 2017 Form 10-K/A. As described in Note 2, “Restatement of Previously Reported Consolidated Annual and Condensed Consolidated Quarterly (unaudited) Financial Statements,” we restated our audited consolidated financial statements for the years ended December 31, 2017 and 2016. We have also restated certain unaudited quarterly results related to the three months ended December 31, 2016, March 31, 2017, June 30, 2017 (and six months ended), September 30, 2017 (and nine months ended) and December 31, 2017. The impact of the restatement is reflected below in Management's Discussion and Analysis of Financial Condition and Results of Operations.
Executive Overview
Below are our key financial results for the three months ended June 30, 2018:

•	Net sales were approximately $4.1 billion, up 8.6% compared to the prior year.

•	Cost of sales, exclusive of depreciation and amortization ("Cost of sales") was $2.4 billion, up 14.2% versus prior year. As a percentage of sales, Cost of sales increased 2.8%.

•	Selling, general and administrative ("SG&A") expense was $0.9 billion, up 7.9% year-over-year. As a percentage of sales, SG&A expense decreased 0.1%.

•	Income before income taxes was $479 million.

•	The effective tax rate was 21.7%.

•	Income from continuing operations, net of tax (attributable to PPG) was $371 million.

•	Earnings per diluted share from continuing operations was $1.51.
For the six months ended June 30, 2018:

•	Cash flows from operating activities - continuing operations was $131 million, a decrease of $301 million year-over-year.

•	Capital expenditures, including acquisitions (net of cash acquired), was $216 million.

•	The Company paid $222 million in dividends and repurchased $1,063 million of its outstanding common stock.

Performance in the second quarter of 2018 compared to the second quarter of 2017
Performance Overview
Net Sales

	Three Months Ended June 30		Percent Change
($ in millions, except percentages)	2018	2017	2018 vs. 2017
		As Restated
United States and Canada	$1,792	$1,681	6.6%
Europe, Middle East and Africa (EMEA)	1,279	1,152	11.0%
Asia-Pacific	680	608	11.8%
Latin America	380	363	4.7%
Total	$4,131	$3,804	8.6%

2018 vs. 2017
Net sales increased $327 million due to the following:
● Higher sales volumes (+3%)
● Favorable foreign currency translation (+2%)
● Higher selling prices (+2%)
● Net sales from acquired businesses (+1%)
In the United States and Canada region, sales volumes were higher by a low-single-digit percentage. Aerospace coatings, automotive refinish coatings and packaging coatings had above-market sales volume performance driven by customers’ continuing adoption of PPG’s technology advantaged products. Architectural company-owned stores same store sales increased by a high-single-digit percentage and architectural national retail (DIY) sales were up modestly aided by the launch of PPG OLYMPIC® stain at The Home Depot®. Lower sales volumes in the architectural independent dealer channel partially offset these gains. The automotive OEM coatings, general industrial coatings and protective and marine coatings businesses had modest sales volume growth during the quarter.

In the Europe, Middle East and Africa (EMEA) region, sales volumes were modestly higher. Strong sales volume growth in general industrial coatings, automotive OEM coatings, and packaging coatings was offset by a low-single-digit percentage decrease in architectural coatings. Sales volumes in the protective and marine coatings business continued to be lower due to customer project delays.

In the Asia-Pacific region, sales volumes grew a mid-single-digit percentage with above market growth in aerospace coatings, automotive refinish coatings, general industrial coatings and protective and marine coatings partially offset by lower sales volume growth in packaging coatings.

In the Latin America region, sales volumes expanded by a high-single-digit percentage versus the prior year led by automotive OEM coatings, general industrial coatings, packaging coatings and automotive refinish coatings. The architectural coatings business grew organic sales by a high-single-digit percentage driven by strong waterborne product and project sales. PPG automotive OEM coatings continued to perform at above-market levels driven by new business secured in 2017.

Net sales from acquired businesses, net of dispositions added approximately $30 million, primarily from The Crown Group.
Foreign currency translation increased net sales approximately $90 million as the U.S. dollar weakened against several foreign currencies versus the prior year, most notably the Mexican peso and the euro.

Cost of Sales, exclusive of depreciation and amortization

	Three Months Ended June 30		Percent Change
($ in millions, except percentages)	2018	2017	2018 vs. 2017
Cost of sales, exclusive of depreciation and amortization	$2,379	$2,083	14.2%
Cost of sales as a percentage of net sales	57.6%	54.8%	2.8%

2018 vs. 2017
Cost of sales, exclusive of depreciation and amortization, increased $296 million primarily due to the following:
● Higher raw material costs
● Foreign currency translation
● Higher sales volumes
● Cost reclassifications associated with the adoption of the new revenue recognition standard. Refer to Note 4, "Revenue Recognition" within Part 1 of this 10-Q.
● Cost of sales attributable to acquired businesses
Partially offset by:
● Lower manufacturing costs, including restructuring cost savings
Selling, general and administrative expenses

	Three Months Ended June 30		Percent Change
($ in millions, except percentages)	2018	2017	2018 vs. 2017
		As Restated
Selling, general and administrative expenses (SG&A)	$945	$876	7.9%
Selling, general and administrative expenses as a percentage of net sales	22.9%	23.0%	(0.1)%

2018 vs. 2017
SG&A expense increased $69 million primarily due to the following:
● Foreign currency translation
● Wage and other cost inflation
● SG&A expenses attributable to acquired businesses
Partially offset by:
● Cost reclassifications associated with the adoption of the new revenue recognition standard. Refer to Note 4, "Revenue Recognition" within Part 1 of this 10-Q.
● Restructuring cost savings
● Lower selling and advertising expense
Other costs and income

	Three Months Ended June 30		Percent Change
($ in millions, except percentages)	2018	2017	2018 vs. 2017
		As Restated
Interest expense, net of Interest income	$24	$22	9.1%
Other charges	$6	$8	(25.0)%
Other income	($24)	($69)	(65.2)%
Other income
Other income was lower in the second quarter of 2018 due to the absence of the gain on the sale of the Plaka business of $25 million and income from a legacy legal settlement of $18 million recorded in the second quarter of 2017.

Effective tax rate and earnings per diluted share

	Three Months Ended June 30		Percent Change
($ in millions, except percentages)	2018	2017	2018 vs. 2017
		As Restated
Income tax expense	$104	$157	(33.8)%
Effective tax rate	21.7%	23.8%	(2.1)%
Adjusted effective tax rate, continuing operations*	22.0%	24.3%	(2.3)%

Earnings per diluted share, continuing operations	$1.51	$1.92	(21.4)%
Adjusted earnings per diluted share*	$1.90	$1.80	5.6%
*See Regulation G Reconciliation below
The effective tax rate for the three months ending June 30, 2018 reflects the benefit of U.S. tax legislation enacted in December 2017, as well as the impact of certain discrete tax items. The Company expects its full year 2018 effective tax rate will be between 23.0% and 24.0%.
Earnings per diluted share from continuing operations for the three months ended June 30, 2018 decreased year-over-year due to the business restructuring charge as well as other items included in Other income as described further in the Regulation G reconciliation. The Company benefited from the 9.6 million shares repurchased in the first half of 2018 and 5.8 million shares repurchased in the third and fourth quarters of 2017.
Regulation G Reconciliation - Results from Operations
PPG Industries believes investors’ understanding of the Company’s operating performance is enhanced by the disclosure of net income, earnings per diluted share and the effective tax rate adjusted for certain charges. PPG’s management considers this information useful in providing insight into the Company’s ongoing operating performance because it excludes the impact of items that cannot reasonably be expected to recur on a quarterly basis or that are not attributable to our primary operations. Net income, earnings per diluted share and the effective tax rate adjusted for these items are not recognized financial measures determined in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and should not be considered a substitute for net income, earnings per diluted share, the effective tax rate or other financial measures as computed in accordance with U.S. GAAP. In addition, adjusted net income, earnings per diluted share and the effective tax rate may not be comparable to similarly titled measures as reported by other companies.

Income before income taxes from continuing operations is reconciled to adjusted income before income taxes from continuing operations, the effective tax rate from continuing operations is reconciled to the adjusted effective tax rate from continuing operations and net income from continuing operations (attributable to PPG) and earnings per share – assuming dilution (attributable to PPG) are reconciled to adjusted net income from continuing operations (attributable to PPG) and adjusted earnings per share – assuming dilution below:

	Three Months Ended June 30, 2018
($ in millions, except percentages and per share amounts)	Income Before Income Taxes	Tax Expense	Effective Tax Rate	Net income from continuing operations (attributable to PPG)	Earnings per diluted share
As reported, continuing operations	$479	$104	21.7%	$371	$1.51
Adjusted for:
Costs related to customer assortment change	10	2	24.3%	8	0.03
Business restructuring charge	83	20	24.2%	63	0.25
Accelerated depreciation from restructuring actions	5	1	23.8%	4	0.02
Legacy legal settlement	10	2	24.3%	8	0.03
Accounting investigation costs	9	2	24.3%	7	0.03
Impairment of non-manufacturing asset	9	2	24.3%	7	0.03
Adjusted, continuing operations, excluding certain items	$605	$133	22.0%	$468	$1.90

As Restated	Three Months Ended June 30, 2017
($ in millions, except percentages and per share amounts)	Income Before Income Taxes	Tax Expense	Effective Tax Rate	Net income from continuing operations (attributable to PPG)	Earnings per share
As reported, continuing operations	$659	$157	23.8%	$497	$1.92
Adjusted for:
Transaction-related costs(1)	5	2	37.9%	3	0.01
Gain on sale of the Plaka business	(25)	(1)	3.2%	(24)	(0.09)
Legacy legal settlement	(18)	(7)	37.9%	(11)	(0.04)
Adjusted, continuing operations, excluding certain items	$621	$151	24.3%	$465	$1.80

(1)
Transaction-related costs include advisory, legal, accounting, valuation and other professional or consulting fees incurred to effect significant acquisitions, as well as similar fees and other costs to effect disposals not classified as discontinued operations.

Performance of Reportable Business Segments
Performance Coatings

	Three Months Ended June 30		$ Change	% Change
($ in millions, except per share amounts)	2018	2017	2018 vs. 2017	2018 vs. 2017
		As Restated
Net sales	$2,498	$2,299	$199	8.7%
Segment income	$428	$405	$23	5.7%

2018 vs. 2017
Performance Coatings net sales increased $199 million due to the following:
● Higher sales volumes (+4%)
● Higher selling prices (+3%)
● Favorable foreign currency translation (+2%)
Architectural coatings Americas and Asia Pacific sales volumes were slightly higher versus the prior year. This business benefited from one additional shipping day compared to the prior year second quarter. Sales volumes were positive year-over-year in the U.S. and Canada company-owned store network, as well as in Mexico, Central America and China. The architectural coatings business in Mexico grew organic sales by a high-single-digit percentage driven by strong waterborne products, roof coatings and project sales. Organic sales volumes increased by a high-single-digit percentage in the U.S. and Canada company-owned stores. This increase was partially offset by lower independent dealer network sales volumes. The DIY channel was slightly higher than the prior year supported by the launch of OLYMPIC® stain brand at THE HOME DEPOT® during the second quarter of 2018.

Architectural coatings - EMEA sales volumes declined by a low-single-digit percentage year-over-year. Sales volumes were better than the first quarter but impacted by soft regional consumer demand.
Automotive refinish coatings organic sales grew by a mid-single-digit percentage year-over-year, led by above-market performance in all key geographical regions as customers continue to adopt PPG’s industry leading technologies. Collision claims in the U.S. and Canada were down in the second quarter of 2018 and miles driven were flat.

Aerospace coatings sales volumes grew slightly more than 10 percent, including above-market volume growth in the U.S. and Asia-Pacific. Aerospace sales grew across all major platforms.
Protective and marine coatings sales volumes increased by a low-single-digit percentage driven by strong protective coatings sales volumes in China. Marine coatings sales volumes were higher year-over-year.

Segment income increased $23 million year-over-year primarily due to strong sales volumes, higher selling prices, and restructuring savings partly offset by inflation in raw material and logistics costs. Favorable foreign currency translation increased segment income by approximately $10 million primarily driven by the Mexican peso and the euro.

Looking Ahead
In the third quarter of 2018, we expect raw material costs to remain elevated at similar levels experienced in the second quarter. There will be no material benefit from acquisition-related sales in the segment, and based on current exchange rates, foreign currency translation is expected to have an unfavorable impact on segment sales and income in the third quarter. We anticipate additional year-over-year growth-related spending of up to $5 million in the third quarter.
From a business perspective, we anticipate lower sales volumes in the DIY channel in the third quarter due to the previously communicated customer assortment change within the Architectural coatings Americas and Asia Pacific business. In Architectural coatings - EMEA, we expect demand patterns to be similar to those experienced in the second quarter of 2018 with the potential for lower industry demand in the U.K. due to consumer apprehension surrounding the “Brexit” process. In automotive refinish coatings, we expect sales volumes to increase at a more modest pace in the third quarter, primarily driven by the U.S. and Canada region. In aerospace coatings, we anticipate a continuation of the trends seen in the second quarter of 2018. Marine coatings sales volumes are expected to generally trend modestly positive in the third quarter.

Industrial Coatings

	Three Months Ended June 30		$ Change	% Change
($ in millions, except per share amounts)	2018	2017	2018 vs. 2017	2018 vs. 2017
Net sales	$1,633	$1,505	$128	8.5%
Segment income	$223	$264	($41)	(15.5)%

2018 vs. 2017
Industrial Coatings segment net sales increased $128 million due to the following:
● Higher sales volumes (+3%)
● Favorable foreign currency translation (+3%)
● Acquisition-related sales (+2%)
● Higher selling prices (+1%)
Sales volumes were up a low-single-digit percentage in the automotive OEM coatings business versus the prior year period, which is consistent with the overall global industry build rate. PPG’s sales volume growth was strongest in Latin America. Sales in the Asia Pacific region were flat compared to the prior year primarily due to lower sales in Korea and the exiting of all remaining automotive OEM production in Australia which was completed in late 2017. Sales volumes in China were consistent with automotive industry builds in the region.

Aggregate industrial coatings and specialty coatings and materials sales volumes grew year-over-year. Sales volumes were the strongest in Europe, Asia Pacific and Latin America driven by strong end-market demand for coil, heavy-duty equipment and electronic materials. Selling prices continued to improve. Acquisition-related sales from The Crown Group, acquired in October 2017, added approximately $30 million in sales below segment margins and in-line with the Company's expectations.

Packaging coatings sales volumes were up a mid-single-digit percentage versus the prior year due to ongoing adoption of PPG’s new can coating technologies. Sales volumes increased by a high-single-digit percentage in the U.S., Europe and Latin America. Asia-Pacific region volumes decreased stemming from prioritizing selling price increases over volume in the region.

Segment income decreased $41 million year-over-year. Segment income benefited from improving selling prices, restructuring savings and lower manufacturing costs, which were more than offset by elevated raw material costs and logistics costs. Favorable foreign currency translation added $5 million to segment income, primarily related to the Chinese yuan, the euro and the Mexican peso.

Looking ahead
In the third quarter of 2018, we expect modestly lower sequential sales due to seasonal patterns, most notably in the automotive OEM coatings where normal annual production shutdowns are planned. There is greater risk of industrial demand being impacted due to uncertainties regarding global trade policies. We anticipate that the raw material and logistics cost inflationary environment will continue in the third quarter at similar levels as experienced in the second quarter. The company will continue to prioritize selling price increases and operating margin recovery, both of which are expected to improve in the third quarter. Based on current exchange rates, foreign currency translation is expected to have a negative impact on segment sales and income in the third quarter 2018.
From a business perspective, global automotive industry growth in the third quarter is expected to be similar to the second quarter of 2018. We anticipate continued favorable general industrial demand growth trends in aggregate. In packaging coatings, we anticipate sales volume growth will continue due to the ongoing industry conversion to BPA-non-intent interior can coatings with PPG’s year-over-year aggregate growth rates continuing at an above-market level.

Performance in the first six months of 2018 compared to the first six months of 2017
Performance Overview
Net Sales

	Six Months Ended June 30		Percent Change
($ in millions, except percentages)	2018	2017	2018 vs. 2017
		As Restated
United States and Canada	$3,377	$3,224	4.7%
Europe, Middle East and Africa (EMEA)	2,459	2,175	13.1%
Asia-Pacific	1,310	1,191	10.0%
Latin America	766	700	9.4%
Total	$7,912	$7,290	8.5%

2018 vs. 2017
Net sales increased $622 million due to the following:
● Favorable foreign currency translation (+4%)
● Higher selling prices (+2%)
● Higher sales volumes (+2%)
● Net sales from acquired businesses (+1%)
U.S. and Canada sales volumes increased modestly versus the prior year. Aerospace coatings and packaging coatings had above market sales volume growth reflecting continued adoption of PPG's technology advanced products. Organic sales in the automotive refinish coatings business grew year-over-year, despite slightly lower industry collision claims. Sales volumes in the industrial coatings business were slightly lower year-over-year. Our architectural coatings company-owned stores continued to perform well, as sales volumes were positive versus the prior year. These increases were more than offset by sales volumes declines in the architectural national retail DIY channel and independent dealer networks, including the unfavorable impact from a customer assortment change in the DIY channel.

In February 2018, PPG announced that Lowe’s will discontinue the sale of OLYMPIC® brand paints and stains in its U.S. retail stores, effective mid-2018. During the second quarter 2018, the Company launched its OLYMPIC® stain products at THE HOME DEPOT® U.S. retail stores, expanding our existing partnership arrangement; however, these incremental sales will not offset expected declines in the overall DIY and independent dealer network. PPG will continue to supply certain specialty building materials to Lowe’s stores.

Europe, Middle East and Africa (EMEA) sales volumes were flat versus the prior year. Strong sales volume growth in general industrial coatings, automotive refinish coatings, automotive OEM coatings and packaging coatings was offset by a mid-single-digit percentage decrease in architectural coatings. Sales volumes in the protective and marine coatings business were lower due to customer project delays.

Asia-Pacific sales volumes were up a low-single-digit percentage from the comparable six-month period, with growth in general industrial coatings, aerospace coatings, automotive refinish coatings and protective coatings offset by lower sales volumes in marine coatings, automotive OEM coatings and packaging coatings.

Latin American sales volumes grew by a high-single-digit percentage versus the prior year, led by our architectural coatings, industrial coatings and automotive OEM coatings businesses. PPG automotive OEM coatings continued to perform at above market levels, driven by new business secured in 2017.

Net sales from acquired businesses, net of dispositions added approximately $65 million, primarily from The Crown Group.
Foreign currency translation increased net sales by approximately $300 million as the U.S. dollar weakened against several foreign currencies versus the prior year, most notably the Mexican peso and the euro.

Cost of Sales, exclusive of depreciation and amortization

	Six Months Ended June 30		Percent Change
($ in millions, except percentages)	2018	2017	2018 vs. 2017
Cost of sales, exclusive of depreciation and amortization	$4,560	$3,985	14.4%
Cost of sales as a percentage of net sales	57.6%	54.7%	2.9%

2018 vs. 2017
Cost of sales, exclusive of depreciation and amortization, increased $575 million primarily due to the following:
● Foreign currency translation
● Higher raw material costs
● Higher sales volumes
● Cost reclassifications associated with the adoption of the new revenue recognition standard. Refer to Note 4, "Revenue Recognition" within Part 1 of this Form 10-Q.
● Cost of sales attributable to acquired businesses
Partially offset by:
● Lower manufacturing costs, including restructuring cost savings
Selling, general and administrative expenses

	Six Months Ended June 30		Percent Change
($ in millions, except percentages)	2018	2017	2018 vs. 2017
		As Restated
Selling, general and administrative expenses (SG&A)	$1,851	$1,751	5.7%
Selling, general and administrative expenses as a percentage of net sales	23.4%	24.0%	(0.6)%

2018 vs. 2017
SG&A expense increased $100 million primarily due to the following:
● Foreign currency translation
● Wage and other cost inflation
● SG&A expenses attributable to acquired businesses
Partially offset by:
● Cost reclassifications associated with the adoption of the new revenue recognition standard. Refer to Note 4, "Revenue Recognition" within Part 1 of this Form 10-Q.
● Restructuring cost savings
● Lower selling and advertising expense

Other costs and income

	Six Months Ended June 30		Percent Change
($ in millions, except percentages)	2018	2017	2018 vs. 2017
		As Restated
Interest expense, net of Interest income	($45)	($43)	4.7%
Pension settlement charge	—	$22	(100.0)%
Other charges	$47	$33	42.4%
Other income	($48)	($93)	(48.4)%
Pension settlement charge
During the first quarter of 2017, PPG made lump-sum payments to certain retirees who had participated in PPG's U.S. non-qualified pension plan (the "Nonqualified Plan") totaling approximately $40 million. As the lump-sum payments were in excess of the expected annual service and interest costs for the Nonqualified Plan, PPG remeasured the periodic benefit obligation of the Nonqualified Plan as of March 1, 2017 and recorded a corresponding settlement charge totaling $22 million.
Other charges
Other charges were higher in the six months ended June 30, 2018 compared to the comparable prior year period due to environmental remediation charges of $34 million. Offsetting this increase, the non-service components of net periodic pension and post-retirement benefit costs were lower by $10 million in the six months ended June 30, 2018 compared to the comparable prior year period due to higher expected return on assets and lower amortization of actuarial losses. We expect this trend to continue for the remainder of 2018.
Other income
Other income was lower in the six months ended June 30, 2018 due to the absence of a gain on the sale of a business of $25 million and income from a legacy legal settlement of $18 million recorded in 2017.
Effective tax rate and earnings per diluted share

	Six Months Ended June 30		Percent Change
($ in millions, except percentages)	2018	2017	2018 vs. 2017
		As Restated
Income tax expense	$191	$267	(28.5)%
Effective tax rate	21.2%	24.2%	(3.0)%
Adjusted effective tax rate, continuing operations*	21.5%	24.7%	(3.2)%

Earnings per diluted share, continuing operations	$2.81	$3.19	(11.9)%
Adjusted earnings per diluted share*	$3.31	$3.13	5.8%
*See Regulation G Reconciliation below
The effective tax rate for the six months ending June 30, 2018 reflects the benefit of U.S. tax legislation enacted in December 2017 as well as the impact of certain discrete tax items. The Company expects its full year 2018 effective tax rate will be between 23.0% and 24.0%.
Earnings per diluted share from continuing operations for the six months ended June 30, 2018 decreased year-over-year due to the business restructuring charge, as well as other items included in Other income as described further in the Regulation G reconciliation. The Company benefited from the 9.6 million shares repurchased in the first half of 2018 and 5.8 million shares repurchased in the third and fourth quarters of 2017.
Regulation G Reconciliation - Results from Operations
PPG Industries believes investors’ understanding of the Company’s operating performance is enhanced by the disclosure of net income, earnings per diluted share and the effective tax rate adjusted for certain charges. PPG’s management considers this information useful in providing insight into the Company’s ongoing operating performance because it excludes the impact of items that cannot reasonably be expected to recur on a quarterly basis or that are not attributable to our primary operations. Net income, earnings per diluted share and the effective tax rate adjusted for these items are not recognized financial measures determined in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and should not be considered a substitute for net income, earnings per diluted share, the effective tax rate or other financial measures as computed in accordance with U.S. GAAP. In addition, adjusted net income, earnings per diluted share and the effective tax rate may not be comparable to similarly titled measures as reported by other companies.
Income before income taxes from continuing operations is reconciled to adjusted income before income taxes from continuing operations, the effective tax rate from continuing operations is reconciled to the adjusted effective tax rate from continuing operations and net income from continuing operations (attributable to PPG) and earnings per share – assuming dilution (attributable to PPG) are reconciled to adjusted net income from continuing operations (attributable to PPG) and adjusted earnings per share – assuming dilution below:

	Six Months Ended June 30, 2018
($ in millions, except percentages and per share amounts)	Income Before Income Taxes	Tax Expense	Effective Tax Rate	Net income from continuing operations (attributable to PPG)	Earnings per diluted share
As reported, continuing operations	$900	$191	21.2%	$699	$2.81
Adjusted for:
Costs related to customer assortment change	14	3	24.3%	11	0.04
Environmental remediation charges	34	8	25.1%	26	0.10
Business restructuring charge	83	20	24.2%	63	0.25
Accelerated depreciation from restructuring actions	5	1	23.8%	4	0.02
Legacy legal settlement	10	2	24.3%	8	0.03
Accounting investigation costs	9	2	24.3%	7	0.03
Impairment of non-manufacturing asset	9	2	24.3%	7	0.03
Adjusted, continuing operations, excluding certain items	$1,064	$229	21.5%	$825	$3.31
For the three months ended March 31, 2018, PPG determined that a portion of the Company’s reserve for unrecognized tax benefits should be released discretely in the first quarter, rather than be included in the effective tax rate to be applied over the course of the full year, reducing income tax expense for the first quarter by $15 million. In the first quarter Form 10-Q, this was shown as an adjustment to net income from continuing operations, excluding non-recurring items.  In the second quarter of 2018, there is an additional $23 million of various tax items that should be treated as discrete items rather than be included in the annual effective tax rate.
PPG has determined that such tax items are likely to be incurred on a regular basis and will be part of PPG’s on-going tax expense and should not be treated as adjustments to net income from continuing operations.  As such, PPG will not include the $15 million reserve release or similar recurring tax items going forward as an adjustment to net income from continuing operations.

As Restated	Six Months Ended June 30, 2017
($ in millions, except percentages and per share amounts)	Income Before Income Taxes	Tax Expense	Effective Tax Rate	Net income from continuing operations (attributable to PPG)	Earnings per share
As reported, continuing operations	$1,105	$267	24.2%	$828	$3.19
Adjusted for:
Transaction-related costs(1)	9	3	37.9%	6	0.02
Pension settlement charge	22	8	37.9%	14	0.05
Gain on sale of Plaka business	(25)	(1)	3.2%	(24)	(0.09)
Legacy legal settlement	(18)	(7)	37.9%	(11)	(0.04)
Adjusted, continuing operations, excluding certain items	$1,093	$270	24.7%	$813	$3.13

(1)
Transaction-related costs include advisory, legal, accounting, valuation and other professional or consulting fees incurred to effect significant acquisitions, as well as similar fees and other costs to effect disposals not classified as discontinued operations.

Performance of Reportable Business Segments
Performance Coatings

	Six Months Ended June 30		$ Change	% Change
($ in millions, except per share amounts)	2018	2017	2018 vs. 2017	2018 vs. 2017
		As Restated
Net sales	$4,658	$4,316	$342	7.9%
Segment income	$708	$689	$19	2.8%

2018 vs. 2017
Performance Coatings net sales increased $342 million due to the following:
● Favorable foreign currency translation (+4%)
● Higher selling prices (+2%)
● Higher sales volumes (+2%)
Architectural coatings - Americas and Asia Pacific sales volumes were flat versus the prior year. Sales volumes were positive year-over-year in the U.S. and Canada company-owned store network as well as in Mexico, Central America, Australia and Brazil. The increase was offset by lower DIY and independent dealer network channel declines, including the unfavorable impact from a customer assortment change in the U.S. architectural DIY channel.

Architectural coatings - EMEA sales volumes decreased by a low-single-digit percentage year-over-year consistent with the market. Sales volumes were impacted by harsh weather in the first quarter and soft consumer demand in the retail channel in the second quarter.

Automotive refinish coatings organic sales grew by a mid-single-digit percentage year-over-year, with growth in all key geographic regions as customers adopted PPG's industry leading technologies.
Aerospace coatings sales volumes grew by low-teen-digit percentage versus the prior year, including above-market volume growth in the U.S. and Asia. Strong growth was supported by positive industry demand fundamentals and market outperformance in the U.S. from advantaged technology products.

Protective and marine coatings sales volumes increased by a mid-single-digit percentage year-over-year. Protective coatings sales volumes were up, driven by growth in China. These increases were somewhat offset by moderating decreases in marine coatings.

Segment income increased $19 million year-over-year despite significantly increasing raw material costs and wage and other cost inflation. These cost increases were offset by higher selling prices and lower manufacturing and overhead costs generated from disciplined cost management actions, including further benefits from the Company's 2016 restructuring program. Favorable foreign currency translation increased segment income by approximately $25 million, primarily related to the strengthening of the Mexican peso and the euro.

Industrial Coatings

	Six Months Ended June 30		$ Change	% Change
($ in millions, except per share amounts)	2018	2017	2018 vs. 2017	2018 vs. 2017
Net sales	$3,254	$2,974	$280	9.4%
Segment income	$462	$540	($78)	(14.4)%

2018 vs. 2017
Industrial Coatings segment net sales increased $280 million due to the following:
● Favorable foreign currency translation (+4%)
● Higher sales volumes (+2%)
● Acquisition-related sales (+2%)
● Higher selling prices (+1%)
Automotive OEM coatings sales volumes were slightly higher versus the prior year, consistent with the global automotive industry growth rate. PPG’s sales volume growth was strongest in Mexico and South America.

Industrial coatings and specialty coatings and materials sales volumes, in aggregate, continued to grow driven by strong end-market demand for heavy-duty equipment and electronics materials. From a geographic perspective, sales volumes growth was led by EMEA, Latin America and Asia Pacific. Acquisition-related sales from The Crown Group added approximately $60 million in sales during the first half of 2018.

Packaging coatings sales volumes were up a mid-single-digit percentage year-over-year driven by ongoing customer adoption of PPG's new can coating technologies. From a geographic perspective, sales volumes in the developed regions grew a mid-to-high-single-digit percentage, led by Europe and the U.S. and Canada. In the Asia Pacific region, sales volumes decreased.

Segment income decreased $78 million year-over-year primarily due to continuing significant raw material and logistics cost inflation, higher overhead costs and wage inflation, partially offset by lower manufacturing costs, including benefits from business restructuring actions and higher selling prices. Favorable foreign currency translation added $17 million to segment income.

Liquidity and Capital Resources
PPG had cash and short-term investments totaling $1.1 billion and $1.5 billion at June 30, 2018 and December 31, 2017, respectively.
Cash from operating activities - continuing operations for the six months ended June 30, 2018 was $131 million. Cash from operating activities - continuing operations was $432 million for the six months ended June 30, 2017. Operating cash flow decreased primarily due to higher working capital.
Other uses of cash during the six months ended June 30, 2018 included:

•	Capital expenditures, excluding acquisitions, of $118 million.

•	Business acquisition cash spending of $98 million.

•	Contributions to pension plans of $35 million.

•	Cash dividends paid of $222 million.

•	Share repurchases of $1,063 million.
In February 2018, PPG completed a public debt offering of $300 million aggregate principal amount of 3.2% notes due 2023 and $700 million aggregate principal amount of 3.75% notes due 2028 and received aggregate net proceeds of $992 million.
Total capital spending in 2018 is expected to be up to 3.0% of full year sales. PPG made a $25 million voluntary contribution to its U.S. defined benefit pension plans in January 2018. PPG expects to make mandatory contributions to its non-U.S. pension plans in the range of $10 million to $20 million during the remaining six months of 2018 and may make voluntary contributions to its defined benefit pension plans in 2018 and beyond.
We intend to deploy our cash in a timely, disciplined manner with a continued emphasis on incremental earnings accretive initiatives, including additional acquisitions and share repurchases. The Company expects cash deployment for acquisitions and share repurchases of at least $2.4 billion for 2018.
PPG's total debt to equity ratio (total debt, including capital leases, to total debt and PPG shareholders’ equity) was 51% at June 30, 2018 and 43% at December 31, 2017.
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

($ in millions, except percentages)	June 30, 2018	December 31, 2017	June 30, 2017
			As Restated
Trade Receivables, Net	$3,094	$2,559	$2,785
Inventories, FIFO	2,069	1,833	1,868
Trade Creditors’ Liabilities	2,464	2,321	2,187
Operating Working Capital	$2,699	$2,071	$2,466
Operating Working Capital as a % of Sales	16.3%	14.1%	16.2%
Days sales outstanding	60	57	59
Days payable outstanding	97	96	95
Other Liquidity Information
The Company continues to believe that cash on hand and short term investments, cash from operations and the Company's access to capital markets will continue to be sufficient to fund our operating activities, capital spending, acquisitions, dividend payments, debt service, share repurchases, contributions to pension plans and PPG's contractual obligations.

Environmental

	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2018	2017	2018	2017
Cash outlays for environmental remediation activities	$14	$10	$31	$22

($ in millions)	Remainder of 2018	Annually 2019 - 2022
Projected future cash outlays for environmental remediation activities	$34	$25 - $75
Restructuring
The 2016 restructuring actions have anticipated annual savings of approximately $125 million once fully implemented. The company expects to achieve at least $60 million in savings in 2018.
A pretax restructuring charge of $83 million was recorded in PPG's second quarter 2018 financial results, of which $80 million represents employee severance and other cash costs. The remainder of the charge represents the write-down of certain assets. In addition, other cash costs of approximately $25 million will be incurred, consisting of approximately $10 million of incremental restructuring-related cash costs for certain items that are required to be expensed on an as-incurred basis and approximately $15 million for items which are expected to be capitalized. The Company also expects approximately $20 million of incremental non-cash accelerated depreciation expense for certain assets due to their reduced expected asset life as a result of this program, $5 million of which was recognized in the second quarter of 2018. Substantially all actions from this business restructuring plan are expected to be complete by the end of the second quarter of 2019. The company expects this program to achieve annual savings of $85 million upon full implementation.
In addition, the Company continues to review its cost structure to identify additional cost savings opportunities.
Currency
Comparing exchange rates as of December 31, 2017 to June 30, 2018, the U.S. dollar strengthened against numerous currencies in which PPG operates, most notably the Mexican peso and euro. As a result, consolidated net assets at June 30, 2018 decreased by $166 million compared to December 31, 2017.
Comparing exchange rates during the first six months of 2018 to those of the first six months of 2017, the U.S. dollar weakened against the currencies of most countries in which PPG operates, most notably the euro, Mexican peso and British pound. This had a favorable impact on income from continuing operations before income taxes for the six months ended June 30, 2018 of $43 million from the translation of these foreign earnings into U.S. dollars.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Risk
In February 2018, PPG entered into U.S. dollar to euro cross currency swap contracts with a total notional amount of $575 million outstanding, which had a fair value of a net asset of $20 million as of June 30, 2018. As of December 31, 2017, PPG had U.S. dollar to euro cross currency swap contracts with a total notional amount of $560 million outstanding, which had a fair value of a net asset of $2 million. A 10% increase in the value of the euro to the U.S. dollar would have had an unfavorable effect on the fair value of these swap contracts by reducing the value of these instruments by $58 million at June 30, 2018 and December 31, 2017.
Interest Rate Risk
In March of 2018, PPG entered into interest rate swaps which converted $525 million of fixed rate debt to variable rate debt. The fair value of these contracts was a liability of $2 million as of June 30, 2018. An increase in variable interest rates of 10% would lower the fair value of these swaps and increase interest expense by $9 million over the term of the instrument.

There were no other material changes in the Company’s exposure to market risk from December 31, 2017 to June 30, 2018. See Note 15, “Financial Instruments, Hedging Activities and Fair Value Measurements” for a description of our instruments subject to market risk.
Item 4. Controls and Procedures
a. Evaluation of disclosure controls and procedures. The Company’s management is responsible for establishing and maintaining adequate disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Disclosure controls and procedures means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2018 and, due to the existence of the material weakness in internal control over financial reporting described below, the Company’s principal executive and principal financial officers have determined that such disclosure controls and procedures were not effective as of such date. In light of the material weakness, the Company performed additional analysis and other post-closing procedures to ensure the Company’s condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. Accordingly, the Company’s management, including its principal executive and principal financial officers, has concluded that the condensed consolidated financial statements included in this Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.
Material Weakness
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
As described in additional detail in the 2017 Form 10-K/A, the Company did not maintain effective controls within its financial close process. Until this material weakness is remediated, it could result in material misstatements of the Company’s financial statements that would not be prevented or detected.
Remediation of Material Weakness
In connection with the investigation described in Note 2, “Restatement of Previously Reported Condensed Consolidated Quarterly Financial Statements,” the Company identified and implemented, and continues to identify and implement, actions to improve the effectiveness of its internal control over financial reporting and disclosure controls and procedures, including plans to enhance the Company’s resources and training with respect to financial reporting and disclosure responsibilities. Management reviewed and will continue to review such actions with the Audit Committee. To date, the following steps have been taken towards the remediation of the Company’s material weakness:

•
The Company has terminated the employment of the former Vice President and Controller. Two employees who acted under his direction have been re-assigned to different positions within the Company where they do not have a role in the Company’s internal control over financial reporting or its disclosure controls and procedures.

•
The Company appointed its former Director of Corporate Audit Services and former Assistant Controller, Financial Reporting as Acting Controller and on July 19, 2018 appointed him the Company’s permanent Vice President and Controller.

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
b. Changes in internal control. Other than the changes noted above under the heading "Remediation of Material Weakness," there were no changes in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The Company has self-reported to the SEC information concerning the internal investigation of accounting matters described in Note 2, “Restatement of Previously Reported Condensed Consolidated Quarterly Financial Statements" under Item 1 of this Form 10-Q. The Company's cooperation with the SEC’s investigation is continuing.
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
The following table summarizes the Company's stock repurchase activity for the three months ended June 30, 2018:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Programs (1)
April 2018
Repurchase program	1,383,817	$109.66	1,383,817	26,487,022
May 2018
Repurchase program	1,526,907	$104.19	1,526,907	26,212,461
June 2018
Repurchase program	1,457,280	$104.06	1,457,280	24,040,491
Total quarter ended June 30, 2018
Repurchase program	4,368,004	$105.88	4,368,004	24,040,491

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

Item 6. Exhibits
See the Index to Exhibits on Page 50.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Index to Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q.

†12	Computation of Ratio of Earnings to Fixed Charges for the Six Months Ended June 30, 2018 and for the Five Years Ended December 31, 2017.
†31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
††32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
††32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

† Filed herewith.
†† Furnished herewith.
* Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income for the six months ended June 30, 2018 and 2017, (ii) the Condensed Consolidated Balance Sheet at June 30, 2018 and December 31, 2017, (iii) the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2018 and 2017, and (iv) Notes to Condensed Consolidated Financial Statements for the six months ended June 30, 2018.
**Management contract, compensatory plan or arrangement required to be filed as an exhibit hereto pursuant to Item 601 of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PPG INDUSTRIES, INC.
(Registrant)

Date:	July 20, 2018	By:	/s/ Vincent J. Morales
Vincent J. Morales
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

		By:	/s/ William E. Schaupp
William E. Schaupp
Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)