Form 10-Q
period 2018-09-30
PPG INDUSTRIES INC
filed 2018-10-19
CIK 79879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________________
FORM 10-Q
 ––––––––––––––––––––––––––––––––––––––––
QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended September 30, 2018
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒    No  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of September 30, 2018, 239,884,829 shares of the Registrant’s common stock, par value $1.66 2/3 per share, were outstanding.

EXPLANATORY NOTE
As described in additional detail in the Explanatory Note to its amended Annual Report on Form 10-K/A for the year ended December 31, 2017 (the “2017 Form 10-K/A”), PPG Industries, Inc. (together with its subsidiaries, the "Company" or "PPG") restated its audited consolidated financial statements for the years ended December 31, 2017 and 2016 and certain unaudited quarterly results related to the quarters ended December 31, 2016, March 31, 2017, June 30, 2017, September 30, 2017 and December 31, 2017, including the nine months ended September 30, 2017, in its 2017 Form 10-K/A as a result of certain misstatements identified by the Company. The impact of the restatement on the Company's condensed consolidated financial statements included herein is further described in Note 2, "Restatement of Previously Reported Condensed Consolidated Quarterly Financial Statements."

PPG INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Income (Unaudited)
($ in millions, except per share amounts)

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
		As Restated		As Restated
Net sales	$3,817	$3,776	$11,729	$11,066
Cost of sales, exclusive of depreciation and amortization	2,253	2,104	6,813	6,089
Selling, general and administrative	867	894	2,718	2,645
Depreciation	89	85	267	245
Amortization	33	32	103	95
Research and development, net	110	114	336	335
Interest expense	31	27	88	78
Interest income	(6)	(5)	(18)	(13)
Pension settlement charge	—	—	—	22
Business restructuring	(12)	—	71	—
Other charges	25	18	72	51
Other income	(24)	(16)	(72)	(109)
Income from continuing operations before income taxes	$451	$523	$1,351	$1,628
Income tax expense	79	124	270	391
Income from continuing operations	$372	$399	$1,081	$1,237
Income from discontinued operations, net of tax	10	217	16	222
Net income attributable to controlling and noncontrolling interests	$382	$616	$1,097	$1,459
Less: Net income attributable to noncontrolling interests	(4)	(6)	(14)	(16)
Net income (attributable to PPG)	$378	$610	$1,083	$1,443
Amounts attributable to PPG:
Income from continuing operations, net of tax	$368	$393	$1,067	$1,221
Income from discontinued operations, net of tax	10	217	16	222
Net income (attributable to PPG)	$378	$610	$1,083	$1,443

Earnings per common share:
Income from continuing operations, net of tax	$1.52	$1.53	$4.34	$4.75
Income from discontinued operations, net of tax	0.04	0.85	0.07	0.86
Net income (attributable to PPG)	$1.56	$2.38	$4.41	$5.61
Earnings per common share – assuming dilution:
Income from continuing operations, net of tax	$1.51	$1.52	$4.32	$4.72
Income from discontinued operations, net of tax	0.04	0.84	0.06	0.86
Net income (attributable to PPG)	$1.55	$2.36	$4.38	$5.58

Dividends per common share	$0.48	$0.45	$1.38	$1.25
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Comprehensive Income (Unaudited)
($ in millions)

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
		As Restated		As Restated
Net income attributable to the controlling and noncontrolling interests	$382	$616	$1,097	$1,459
Other comprehensive (loss) income, net of tax:
Defined benefit pension and other postretirement benefits	(12)	(29)	(64)	(63)
Unrealized foreign currency translation adjustments	89	26	(85)	387
Derivative financial instruments	(2)	1	(2)	(16)
Other comprehensive income (loss), net of tax	$75	($2)	($151)	$308
Total comprehensive income	$457	$614	$946	$1,767
Less: amounts attributable to noncontrolling interests:
Net income	(4)	(6)	(14)	(16)
Unrealized foreign currency translation adjustments	3	(2)	11	(15)
Comprehensive income attributable to PPG	$456	$606	$943	$1,736
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheet (Unaudited)
($ in millions)

	September 30, 2018	December 31, 2017

Assets
Current assets:
Cash and cash equivalents	$1,103	$1,436
Short-term investments	57	55
Receivables (less allowance for doubtful accounts of $25 in each period)	3,217	2,903
Inventories	1,962	1,730
Other	402	353
Total current assets	$6,741	$6,477
Property, plant and equipment (net of accumulated depreciation of $3,880 and $3,770)	2,738	2,824
Goodwill	3,939	3,942
Identifiable intangible assets, net	2,004	2,045
Deferred income taxes	306	305
Investments	266	268
Other assets	724	677
Total	$16,718	$16,538
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$3,806	$3,781
Restructuring reserves	112	102
Short-term debt and current portion of long-term debt	15	12
Total current liabilities	$3,933	$3,895
Long-term debt	5,023	4,134
Accrued pensions	626	729
Other postretirement benefits	685	699
Deferred income taxes	460	442
Other liabilities	913	967
Total liabilities	$11,640	$10,866
Commitments and contingent liabilities (Note 17)
Shareholders’ equity:
Common stock	969	969
Additional paid-in capital	772	756
Retained earnings	17,987	17,140
Treasury stock, at cost	(12,551)	(11,251)
Accumulated other comprehensive loss	(2,197)	(2,057)
Total PPG shareholders’ equity	$4,980	$5,557
Noncontrolling interests	98	115
Total shareholders’ equity	$5,078	$5,672
Total	$16,718	$16,538
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows (Unaudited)

	Nine Months Ended September 30
($ in millions)	2018	2017
		As Restated
Operating activities:
Net income attributable to controlling and noncontrolling interests	$1,097	$1,459
Less: Income from discontinued operations	(16)	(222)
Income from continuing operations	$1,081	$1,237
Adjustments to reconcile net income to cash from operations:
Depreciation and amortization	370	340
Pension expense	30	52
Pension settlement charge	—	22
Environmental remediation charges	34	—
Business restructuring charge	71	—
Impairment of a non-manufacturing asset	9	—
Stock-based compensation expense	21	26
Gain from the sale of a business	—	(25)
Equity affiliate loss, net of dividends	3	—
Deferred income tax benefit	(5)	(53)
Cash contributions to pension plans	(89)	(43)
Cash used for restructuring actions	(48)	(31)
Change in certain asset and liability accounts:
Receivables	(419)	(350)
Inventories	(285)	(200)
Other current assets	(5)	(40)
Accounts payable and accrued liabilities	102	229
Taxes and interest payable	51	(115)
Noncurrent assets and liabilities, net	(144)	(102)
Other	(90)	71
Cash from operating activities - continuing operations	$687	$1,018
Cash (used for) from operating activities - discontinued operations	(20)	14
Cash from operating activities	$667	$1,032
Investing activities:
Capital expenditures	(226)	(207)
Business acquisitions, net of cash balances acquired	(98)	(69)
Payments for acquisition of equity investment	—	(100)
Proceeds from the disposition of a business	—	593
Payments for the settlement of cross currency swap contracts	(23)	(34)
Proceeds from the settlement of cross currency swap	20	37
Other	16	—
Cash (used for) from investing activities - continuing operations	($311)	$220
Cash used for investing activities - discontinued operations	—	(4)
Cash (used for) from investing activities	($311)	$216
Financing activities:
Net change in borrowing with maturities of three months or less	5	(6)
Net payments on commercial paper and short-term debt	(1)	(81)
Proceeds from the issuance of debt, net of discounts and fees	992	—
Repayment of long-term debt	(5)	(9)
Purchase of treasury stock	(1,313)	(413)
Issuance of treasury stock	14	45
Dividends paid	(338)	(321)
Payments related to tax withholding on stock-based compensation awards	(14)	(25)
Other	(10)	(41)
Cash used for financing activities	($670)	($851)
Effect of currency exchange rate changes on cash and cash equivalents	(19)	70
Net (decrease) increase in cash and cash equivalents	($333)	$467
Cash and cash equivalents, beginning of period	1,436	1,820
Cash and cash equivalents, end of period	$1,103	$2,287

Supplemental disclosures of cash flow information:
Interest paid, net of amount capitalized	$68	$60
Taxes paid, net of refunds	$320	$481
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation
The condensed consolidated financial statements included herein are unaudited and have been prepared following the requirements of the Securities and Exchange Committee (the "SEC") and accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim reporting. Under these rules, certain footnotes and other financial information that are normally required for annual financial statements can be condensed or omitted. These statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position of PPG as of September 30, 2018, and the results of its operations and cash flows for the three and nine months ended September 30, 2018 and 2017. All intercompany balances and transactions have been eliminated. Material subsequent events are evaluated through the report issuance date and disclosed where applicable. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in PPG's 2017 Form 10-K/A .
Net sales, expenses, assets and liabilities can vary during each quarter of the year. Accordingly, the results of operations for the three and nine months ended September 30, 2018 and the trends in these unaudited condensed consolidated financial statements may not necessarily be indicative of the results to be expected for the full year.
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

2.	Restatement of Previously Reported Condensed Consolidated Quarterly Financial Statements
As described in additional detail in the Explanatory Note to its 2017 Form 10-K/A, the Company restated its audited consolidated financial statements for the years ended December 31, 2017 and 2016 and certain unaudited quarterly results related to the quarters ended December 31, 2016, March 31, 2017, June 30, 2017, September 30, 2017 and December 31, 2017, including the nine months ended September 30, 2017.
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
Impact of the Restatement
As a result of the restatement, reported net income from continuing operations and earnings per diluted share from continuing operations were adjusted for the interim period ended September 30, 2017 as follows:

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

The categories of misstatements and their impact on previously reported condensed consolidated financial statements are described below:

(a)	Pension Expense
The Company did not properly recognize pension expense in the third and fourth quarters of 2017. The misstatements overstated previously reported Income before income taxes by $1.0 million for the three and nine months ended September 30, 2017.

(b)	Employee Vacation Pay
The Company did not properly recognize expense associated with a change in the Company’s vacation policy in the second and third quarters of 2017. Rather, the entire amount of expense associated with this change was recognized in the fourth quarter of 2017, resulting in a misstatement of expense in the second, third and fourth quarters of 2017. The misstatements overstated previously reported Income from continuing operations before income taxes by $1.3 million and $2.2 million for the three and nine months ended September 30, 2017, respectively.

(c)	Compensation Expense
The Company did not properly record compensation expense related to a payment made to an employee upon his separation from the Company in the second quarter of 2017. Rather, the expense associated with this payment was recognized in the second, third and fourth quarters of 2017 resulting in a misstatement of expense in each of these periods. The misstatements understated previously reported Income from continuing operations before income taxes by $1.4 million for the three months ended September 30, 2017 and overstated previously reported Income from continuing operations before income taxes by $2.1 million for the nine months ended September 30, 2017.

(d)	Health Care Claims
The Company did not properly recognize expense associated with the Company’s liability for employee health care claims in the second quarter of 2017. Rather, this expense was recognized in the third quarter of 2017, resulting in a misstatement of expense in the second and third quarters of 2017. The misstatements understated previously reported Income from continuing operations before income taxes by $3.5 million for the three months ended September 30, 2017. The misstatements had no impact on Income before taxes for the nine months ended September 30, 2017.

(e)	Customer Rebates
The Company did not properly recognize expense associated with certain customer rebates, resulting in a misstatement of Net sales in the first and second quarters of 2017. The misstatements overstated previously reported Income from continuing operations before income taxes by $1.8 million for the nine months ended September 30, 2017.

(f)	Stock-Based Compensation
In the fourth quarter of 2016, the Company improperly reduced the payout assumption for the 2015 grant of performance-based restricted stock units from 150% to 100%, which had the effect of reducing stock-based compensation expense in that period by $6.8 million. In the first quarter of 2017, the Company increased the payout assumption for these same restricted stock units from 100% back to 150%. These improper changes to the payout assumption for these restricted stock units resulted in a misstatement of stock-based compensation expense in the first quarter of 2017. The misstatements understated previously reported Income from continuing operations before income taxes by $6.8 million for the nine months ended September 30, 2017.

(g)	Environmental Reserve
In the first quarter of 2017, the Company failed to appropriately update the discount rate used to calculate a long-term environmental remediation reserve, which had the effect of understating Other expense by $0.5 million in the quarter. The misstatement overstated previously reported Income from continuing operations before taxes by $0.5 million for the nine months ended September 30, 2017.

(h)	Classification of Continuing Operations and Discontinued Operations
Certain items of income related to PPG’s former Glass segment were inappropriately recorded in continuing operations rather than in discontinued operations. The misstatements overstated previously reported Income from continuing operations before income taxes by $2.5 million for the nine months ended September 30, 2017. The misstatements understated previously recorded Income from discontinued operations, net of tax, by $1.5 million for the nine months ended September 30, 2017.

(i)	Income Taxes
Adjustments related to the income tax effects of other restatement adjustments noted above.
The financial statements included in this Form 10-Q have been restated to reflect the adjustments described above. The tables below summarizes the effects of the restatement on the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2017.

Condensed Consolidated Statement of Income (unaudited) - Summary of Restatement

	Three Months Ended September 30, 2017
	As Previously Reported	Restatement Adjustment	Reference	As Restated
Cost of sales, exclusive of depreciation and amortization	2,100	1	(a)	2,101
Selling, general and administrative	905	(3)	(b),(c),(d)	902

Income from continuing operations before income taxes	$521	$2		$523
Income tax expense	123	1	(i)	124
Income from continuing operations	$398	$1		$399
Loss from discontinued operations, net of tax	217	—		217
Net income attributable to the controlling and noncontrolling interests	$615	$1		$616
Less: Net income attributable to noncontrolling interests	(6)	—		(6)
Net income (attributable to PPG)	$609	$1		$610
Amounts attributable to PPG:
Income from continuing operations, net of tax	$392	$1		$393
Loss from discontinued operations, net of tax	217	—		217
Net income (attributable to PPG)	$609	$1		$610

Earnings per common share:
Income from continuing operations, net of tax	$1.53	$—		$1.53
Loss from discontinued operations, net of tax	0.85	—		0.85
Net income (attributable to PPG)	$2.38	$—		$2.38
Earnings per common share – assuming dilution:
Income from continuing operations, net of tax	$1.52	$—		$1.52
Loss from discontinued operations, net of tax	0.84	—		0.84
Net income (attributable to PPG)	$2.36	$—		$2.36

Dividends per common share	$0.45	$—		$0.45

	Nine Months Ended September 30, 2017
	As Previously Reported	Restatement Adjustment	Reference	As Restated
Net sales	$11,068	($2)	(e)	$11,066
Cost of sales, exclusive of depreciation and amortization	6,087	1	(a)	6,088
Selling, general and administrative	2,658	(2)	(b),(c),(f)	2,656
Other charges	39	—	(g)	39
Other income	(112)	3	(h)	(109)

Income from continuing operations before income taxes	$1,632	($4)		$1,628
Income tax expense	392	(1)	(i)	391
Income from continuing operations	$1,240	($3)		$1,237
Income from discontinued operations, net of tax	220	2	(h)	222
Net income attributable to the controlling and noncontrolling interests	$1,460	($1)		$1,459
Less: Net income attributable to noncontrolling interests	(16)	—		(16)
Net income (attributable to PPG)	$1,444	($1)		$1,443
Amounts attributable to PPG:
Income from continuing operations, net of tax	$1,224	($3)		$1,221
Income from discontinued operations, net of tax	220	2		222
Net income (attributable to PPG)	$1,444	($1)		$1,443

Earnings per common share:
Income from continuing operations, net of tax	$4.76	($0.01)		$4.75
Income from discontinued operations, net of tax	0.86	—		0.86
Net income (attributable to PPG)	$5.62	($0.01)		$5.61
Earnings per common share – assuming dilution:
Income from continuing operations, net of tax	$4.73	($0.01)		$4.72
Income from discontinued operations, net of tax	0.85	0.01		0.86
Net income (attributable to PPG)	$5.58	$—		$5.58

Dividends per common share	$1.25	$—		$1.25
Quarterly Condensed Consolidated Statement of Comprehensive Income (unaudited) - Summary of Restatement
In the condensed consolidated statement of comprehensive income for the three and nine months ended September 30, 2017, Net income attributable to the controlling and noncontrolling interests reflects the impact of the restatement adjustments. The restatement adjustments had no impact to the previously disclosed components of Other comprehensive income, net of tax.
Quarterly Condensed Consolidated Statement of Cash Flows (unaudited) - Summary of Restatement
There was no net impact of the restatement adjustments on net cash provided by operating activities, net cash provided by investing activities or net cash used in financing activities in the condensed consolidated statement of cash flows for the nine months ended September 30, 2017. The adjustments only had an impact on certain captions within cash from operating activities.

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
The effect of the retrospective adoption on the condensed consolidated statement of income related to the net periodic pension and other postretirement benefit costs was as follows:

	Three Months Ended September 30, 2017
($ in millions)	As Previously Reported (1)	Reclassifications	As Revised
Cost of sales, exclusive of depreciation and amortization	$2,101	$3	$2,104
Selling, general and administrative	902	(8)	894
Research and development, net	114	—	114
Other charges	13	5	18
Income from continuing operations before income taxes	523	—	523

	Nine Months Ended September 30, 2017
($ in millions)	As Previously Reported (1)	Reclassifications	As Revised
Cost of sales, exclusive of depreciation and amortization	$6,088	$1	$6,089
Selling, general and administrative	2,656	(11)	2,645
Research and development, net	337	(2)	335
Other charges	39	12	51
Income from continuing operations before income taxes	1,628	—	1,628
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
PPG’s adoption of the following ASU's in 2018 did not have a significant impact on PPG's consolidated financial position, results of operations or cash flows:

Accounting Standard Update
2017-12	Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities
2017-09	Stock Compensation - Scope of Modification Accounting
2016-16	Intra-Entity Transfers of Assets Other Than Inventory
2016-15	Classification of Certain Cash Receipts and Cash Payments
2016-01	Recognition and Measurement of Financial Assets and Liabilities
Accounting Standards to be Adopted in Future Years
In August 2018, the FASB issued ASU No. 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software." This ASU requires capitalization of certain implementation costs incurred in a cloud computing arrangement that is a service contract. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019 and for interim periods therein with early adoption permitted. PPG does not believe this ASU will have a material impact on its consolidated financial position, results of operations or cash flows.

In August 2018, the FASB issued ASU No. 2018-14, "Compensation - Retirement Benefits - Defined Benefit Plans - General." This ASU modifies the disclosure requirements for defined benefit and other postretirement plans. This ASU eliminates certain disclosures associated with accumulated other comprehensive income, plan assets, related parties, and the effects of interest rate basis point changes on assumed health care costs; while other disclosures have been added to address significant gains and losses related to changes in benefit obligations. This ASU also clarifies disclosure requirements for projected benefit and accumulated benefit obligations. The amendments in this ASU are effective for fiscal years ending after December 15, 2020 and for interim periods therein with early adoption permitted. Adoption on a retrospective basis for all periods presented is required. PPG does not believe this ASU will have a material impact on its consolidated financial position, results of operations or cash flows.
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
In February 2016, the FASB issued ASU No. 2016-02, “Leases.” This ASU requires all lessees to recognize on the balance sheet right to use assets and lease liabilities for the rights and obligations created by lease arrangements with terms greater than 12 months. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and for interim periods therein. PPG is in the process of assessing the impact the adoption of this ASU will have on its consolidated financial position, results of operations and cash flows. At a minimum, total assets and total liabilities will increase in the period the ASU is adopted. Early adoption of this ASU is permitted. In July 2018, the FASB issued ASU No. 2018-11, "Targeted Improvements." This ASU provides an additional transition method to adopt the new leasing standard. Under this new transition method, an entity initially applies the new leasing standard using a cumulative-effect adjustment to the opening balance of retained earnings but will continue to report comparative periods under existing guidance in accordance with ASC 840, Leases. The amendments in ASU 2018-11 are effective for public companies for fiscal years beginning after December 15, 2018 and for interim periods within those years. PPG has elected to adopt ASU 2016-02 using this new transition method. At December 31, 2017, PPG’s undiscounted future minimum payments outstanding for lease obligations were approximately $840 million.

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
The Company also provides services by applying coatings to customers' manufactured parts and assembled products and by providing technical support to certain customers. Performance obligations are satisfied over time as critical milestones are met and as services are provided. PPG is entitled to payment as the services are rendered. For the three and nine months ended September 30, 2018 and 2017, service revenue constituted approximately 5% of total revenue, while the balance constituted standard ship and bill, retail or consignment arrangements. Accounts receivable are recognized when there is an unconditional right to consideration. Payment terms vary from customer to customer, depending on creditworthiness, prior payment history and other considerations.

Net sales by segment and region for the three and nine months ended September 30, 2018 and 2017 were as follows:

($ in millions)	Performance Coatings		Industrial Coatings		Total Net Sales
	Three Months Ended September 30		Three Months Ended September 30		Three Months Ended September 30
	2018	2017	2018	2017	2018	2017
United States and Canada	$1,028	$1,063	$606	$542	$1,634	$1,605
EMEA	741	735	397	398	1,138	1,133
Asia-Pacific	272	250	380	398	652	648
Latin America	248	242	145	148	393	390
Total	$2,289	$2,290	$1,528	$1,486	$3,817	$3,776

($ in millions)	Performance Coatings		Industrial Coatings		Total Net Sales
	Nine Months Ended September 30		Nine Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017	2018	2017
		As Restated				As Restated
United States and Canada	$3,175	$3,118	$1,836	$1,710	$5,011	$4,828
EMEA	2,259	2,104	1,338	1,205	3,597	3,309
Asia-Pacific	791	708	1,171	1,131	1,962	1,839
Latin America	722	676	437	414	1,159	1,090
Total	$6,947	$6,606	$4,782	$4,460	$11,729	$11,066
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
The following table summarizes the impact of the adoption of this ASU on the condensed consolidated statement of income for the three and nine months ended September 30, 2018:

	Three Months Ended September 30, 2018
($ in millions)	Without adoption	Adjustments	As Reported
Net sales	$3,825	($8)	$3,817
Cost of sales, exclusive of depreciation and amortization	2,233	20	2,253
Selling, general and administrative	897	(30)	867
Other income	(26)	2	(24)
Income from continuing operations before income taxes	451	—	451

	Nine Months Ended September 30, 2018
($ in millions)	Without adoption	Adjustments	As Reported
Net sales	$11,748	($19)	$11,729
Cost of sales, exclusive of depreciation and amortization	6,753	60	6,813
Selling, general and administrative	2,804	(86)	2,718
Other income	(79)	7	(72)
Income from continuing operations before income taxes	1,351	—	1,351

5.	Acquisitions and Divestitures
Acquisitions
On October 18, 2018, PPG announced that it has reached a definitive agreement to acquire SEM Products, Inc., a U.S.-based manufacturer of specialized automotive refinish products. The transaction is expected to close in the fourth quarter 2018, subject to customary closing conditions.
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
Divestitures
Glass Segment
The net sales and income from discontinued operations related to the former Glass reportable business segment for the three and nine months ended September 30, 2018 and 2017 were as follows:

($ in millions)	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
				As Restated
Net sales	$—	$50	$—	$217

Income from operations	$13	$5	$21	$26
Net gain on divestiture of North American fiber glass business	—	343	—	343
Income tax expense	3	131	5	139
Income from discontinued operations, net of tax	$10	$217	$16	$230
During the third quarter of 2018, PPG released $13 million of previously recorded accruals and contingencies established in conjunction with the divestitures of businesses within the former Glass segment as a result of completed actions, new information and updated estimates. Also in the third quarter of 2018, PPG made a final payment of $20 million to Vitro S.A.B. de C.V related to the transfer of certain pension obligations upon the sale of the former flat glass business.

6.	Inventories

($ in millions)	September 30, 2018	December 31, 2017
Finished products	$1,221	$1,083
Work in process	205	177
Raw materials	502	437
Supplies	34	33
Total Inventories	$1,962	$1,730
Most U.S. inventories are valued using the last-in, first-out method. These inventories represented approximately 33% and 34% of total inventories at September 30, 2018 and December 31, 2017, respectively. If the first-in, first-out method of inventory valuation had been used, inventories would have been $113 million and $103 million higher as of September 30, 2018 and December 31, 2017, respectively.

7.	Goodwill and Other Identifiable Intangible Assets
The change in the carrying amount of goodwill attributable to each reportable segment for the nine months ended September 30, 2018 was as follows:

($ in millions)	Performance Coatings	Industrial Coatings	Total
January 1, 2018	$3,104	$838	$3,942
Acquisitions	54	(13)	41
Foreign currency impact	(30)	(14)	(44)
September 30, 2018	$3,128	$811	$3,939
A summary of the carrying value of the Company's identifiable intangible assets is as follows:

	September 30, 2018			December 31, 2017
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks - indefinite lives	$1,186	N/A	$1,186	$1,158	N/A	$1,158

Customer-related intangibles	$1,416	($798)	$618	$1,437	($762)	$675
Acquired technology	630	(509)	121	613	(489)	124
Trade names	166	(94)	72	166	(87)	79
Other	43	(36)	7	44	(35)	9
Total	$3,441	($1,437)	$2,004	$3,418	($1,373)	$2,045
The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives.

	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2018	2017	2018	2017
Amortization expense related to identifiable intangible assets	$33	$32	$103	$95

As of September 30, 2018, estimated future amortization expense of identifiable intangible assets is as follows:

($ in millions)	Future Amortization Expense
Remaining three months of 2018	$27
2019	120
2020	110
2021	105
2022	105
2023	95
Thereafter	256

8.	Business Restructuring
The Company records restructuring liabilities that represent charges incurred in connection with consolidations of certain operations, including operations from acquisitions, as well as headcount reduction programs. These charges consist primarily of severance costs and asset write-downs.
2018 Restructuring Program
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
A pretax restructuring charge of $83 million was recorded in PPG's second quarter 2018 financial results, of which $80 million represents employee severance and other cash costs. The remainder of the charge represents the write-down of certain assets. In addition, other cash costs of approximately $25 million will be incurred, consisting of approximately $10 million of incremental restructuring-related cash costs for certain items that are required to be expensed on an as-incurred basis and approximately $15 million for items which are expected to be capitalized. The Company also expects approximately $20 million of incremental non-cash accelerated depreciation expense for certain assets due to their reduced expected asset life as a result of this program, $9 million of which was recognized in the nine months ending September 30, 2018. Substantially all actions from this business restructuring plan are expected to be complete by the end of the second quarter of 2019.
The 2018 restructuring charge and the reserve activity for the nine months ended September 30, 2018 were as follows:

($ in millions, except for employees impacted)	Severance and Other Costs	Asset Write-offs	Total Reserve	Employees Impacted
Performance Coatings	$49	$3	$52	1,032
Industrial Coatings	21	—	21	298
Corporate	10	—	10	348
Total second quarter 2018 restructuring charge	$80	$3	$83	1,678
2018 Activity	(6)	(3)	(9)	(435)
September 30, 2018	$74	$—	$74	1,243
2016 Restructuring Program
In December 2016, PPG’s Board of Directors approved a business restructuring program which includes actions necessary to reduce the Company's global cost structure. The program is focused on certain regions and end-use markets where business conditions are the weakest, as well as reductions in production capacity and various global functional and administrative costs. The restructuring actions will result in the net reduction of approximately 2,000 positions, with substantially all actions to be completed by the end of the second quarter of 2019.

The following table summarizes the reserve activity related to the 2016 restructuring charge for the nine months ended September 30, 2018:

($ in millions, except for employees impacted)	Severance and Other Costs	Employees Impacted
December 31, 2017	$102	949
2018 Activity	(48)	(680)
Foreign currency impact	(3)	—
September 30, 2018	$51	269
In the first quarter of 2018, adjustments of approximately $17 million were recorded to reduce the remaining restructuring reserves established in 2016 to reflect the current estimate of the costs to complete these actions. Also in the first quarter of 2018, some additional restructuring actions were approved and charges of approximately $17 million were recorded. In the third quarter of 2018, previously recorded restructuring reserves were reduced by $12 million based on updated estimates to complete these programs. This amount was recorded as income in Business restructuring on the Condensed Consolidated Statement of Income.

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
The effect of dilutive securities on the weighted average common shares outstanding included in the calculation of earnings per diluted common share for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(number of shares in millions)	2018	2017	2018	2017
Weighted average common shares outstanding	242.2	256.4	245.8	257.0
Effect of dilutive securities:
Stock options	0.7	1.0	0.8	1.0
Other stock compensation awards	0.7	0.8	0.7	0.8
Potentially dilutive common shares	1.4	1.8	1.5	1.8
Adjusted weighted average common shares outstanding	243.6	258.2	247.3	258.8
Excluded from the computation of earnings per diluted share due to their antidilutive effect were 1.0 million outstanding stock options for the three and nine months ended September 30, 2018 and 0.5 million and 0.6 million outstanding stock options for the three and nine months ended September 30, 2017, respectively.

11.	Income Taxes

	Nine Months Ended September 30
	2018	2017
		As Restated
Effective tax rate on pre-tax income from continuing operations	20.0%	24.0%
The effective tax rate for the nine months ended September 30, 2018 was slightly lower than the U.S. federal statutory rate primarily due to certain discrete tax benefits recognized in 2018. These benefits included a $13 million decrease to the provisional amount for the tax owed on unrepatriated foreign earnings and certain reductions related to return-to-provision permanent and temporary adjustments.
The effective tax rate for the nine months ended September 30, 2017 of 24.0% was lower than the U.S. federal statutory rate in effect at that time primarily due to earnings in foreign jurisdictions which were taxed at rates lower than the U.S. statutory rate and the impact of certain U.S. tax incentives.
In December 2017, the U.S. enacted the Tax Cuts and Jobs Act (“the Act”) which, among other things, lowered the U.S. corporate statutory income tax rate from 35% to 21%, eliminated certain deductible items, added other deductible items for corporations, imposed a tax on unrepatriated foreign earnings, and eliminated U.S. taxes on most future foreign earnings. PPG recorded a provisional amount for the tax on unrepatriated foreign earnings as of December 31, 2017, which represented the Company’s best estimate as of February 1, 2018. Based on regulations released during the third quarter of 2018, the Company's provisional estimate was updated for its calendar year-end subsidiaries, and the Company believes the remeasurement of its 2017 provisional amount is complete. However, for the Company's non-calendar year-end subsidiaries, this remeasurement is not yet completed, and future regulatory guidance may have a significant impact on the amounts recorded for the Company's non-calendar year-end subsidiaries.
The Company is still evaluating, among other things, its position with respect to permanent reinvestment of foreign earnings overseas and related outside basis difference considerations.
The Company files federal, state and local income tax returns in numerous domestic and foreign jurisdictions. In most tax jurisdictions, returns are subject to examination by the relevant tax authorities for a number of years after the returns have been filed. The Company is no longer subject to examinations by tax authorities in any major tax jurisdiction for years before 2007. In addition, the Internal Revenue Service has completed its examination of the Company’s U.S. federal income tax returns filed for years through 2014. The examinations of the Company's U.S. federal income tax returns for 2015 and 2016 are currently underway.

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
The net periodic pension and other postretirement benefit costs for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Pension
	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2018	2017	2018	2017
Service cost	$8	$9	$24	$26
Interest cost	23	25	71	74
Expected return on plan assets	(37)	(35)	(113)	(105)
Amortization of actuarial losses	16	19	48	57
Pension settlement charge	—	—	—	22
Net periodic benefit cost	$10	$18	$30	$74

	Other Postretirement Benefits
	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2018	2017	2018	2017
Service cost	$2	$1	$7	$6
Interest cost	6	6	18	18
Amortization of actuarial losses	5	3	14	9
Amortization of prior service credit	(15)	(14)	(45)	(44)
Net periodic benefit cost	($2)	($4)	($6)	($11)
PPG expects its 2018 net periodic pension and other postretirement benefit cost to be approximately $30 million, with pension expense representing approximately $40 million and other postretirement benefit cost representing a benefit of approximately $10 million.
Contributions to Defined Benefit Pension Plans

	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2018	2017	2018	2017
U.S. defined benefit pension contributions	$50	$—	$75	$29
Non-U.S. defined benefit pension mandatory contributions	$4	$6	$14	$14
PPG made voluntary contributions of $25 million and $50 million to its U.S. defined benefit pension plans in January 2018 and September 2018, respectively. PPG expects to make mandatory contributions to its non-U.S. pension plans in the range of $5 million to $15 million during the remaining 3 months of 2018 and may make additional voluntary contributions to its defined benefit pension plans in 2018 and beyond.
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

13.	Shareholders' Equity
Changes to shareholders’ equity for the nine months ended September 30, 2018 and 2017 were as follows:

($ in millions)	Total PPG Shareholders’ Equity	Non-controlling Interests	Total
January 1, 2018	$5,557	$115	$5,672
Net income	1,083	14	1,097
Other comprehensive loss, net of tax	(140)	(11)	(151)
Reclassifications from other comprehensive income to retained earnings - Adoption ASU 2018-02 (a)	107	—	107
Cash dividends	(338)	(4)	(342)
Issuance of treasury stock	38	—	38
Stock repurchase program	(1,313)	—	(1,313)
Stock-based compensation activity	(10)	—	(10)
Other	(4)	(16)	(20)
September 30, 2018	$4,980	$98	$5,078

($ in millions)	Total PPG Shareholders’ Equity	Non-controlling Interests	Total
January 1, 2017	$4,828	$87	$4,915
Net income (As Restated)	1,443	16	1,459
Other comprehensive income, net of tax	293	15	308
Cash dividends	(321)	—	(321)
Issuance of treasury stock	75	—	75
Stock repurchase program	(413)	—	(413)
Stock-based compensation activity (As Restated)	(8)	—	(8)
Dividends paid on subsidiary common stock to noncontrolling interests	—	(5)	(5)
Other	—	(5)	(5)
September 30, 2017 (As Restated)	$5,897	$108	$6,005

(a)	See Note 3, "New Accounting Standards" for more information.

14.	Accumulated Other Comprehensive Loss

($ in millions)	Unrealized Foreign Currency Translation Adjustments			Pension and Other Postretirement Benefit Adjustments, net of tax			Unrealized Gain (Loss) on Derivatives, net of tax			Accumulated Other Comprehensive (Loss) Income
January 1, 2018			($1,567)			($493)			$3		($2,057)
Current year deferrals to AOCI	(172)	(a)		—			—			(172)
Current year deferrals to AOCI, net of tax	121	(b)		6			(6)	(d)		121
Reclassification from AOCI to Retained earnings - Adoption ASU 2018-02	(23)			(84)			—			(107)
Reclassifications from AOCI to net income	—			14	(c),(e)		4	(d),(e)		18
Net change			($74)			($64)			($2)		($140)
September 30, 2018			($1,641)			($557)			$1		($2,197)

January 1, 2017			($1,798)			($571)			$13		($2,356)
Current year deferrals to AOCI	634	(a)		—			—			634
Current year deferrals to AOCI, net of tax	(262)	(b)		(93)			(13)	(d)		(368)
Reclassifications from AOCI to net income	—			30	(c),(e)		(3)	(d),(e)		27
Net change			$372			($63)			($16)		$293
September 30, 2017			($1,426)			($634)			($3)		($2,063)

(a)
Unrealized foreign currency translation adjustments related to the translation of foreign denominated balance sheet account balances are not presented net of tax given that no deferred U.S. income taxes have been provided on the undistributed earnings of non-U.S. subsidiaries because they are deemed to be reinvested for an indefinite period of time.

(b)
The tax cost (benefit) related to unrealized foreign currency translation adjustments on cross currency swaps and debt instruments for the nine months ended September 30, 2018 and 2017 was $29 million and ($157) million, respectively.

(c)	The tax benefit related to the adjustment for pension and other postretirement benefits for the nine months ended September 30, 2018 and 2017 was ($3) million and ($27) million, respectively.

(d)	The tax cost (benefit) related to the changes in the unrealized gain (loss) on derivatives for the nine months ended September 30, 2018 and 2017 was $2 million and ($7) million, respectively.

(e)
Reclassifications from AOCI are included in the computation of net periodic pension and other post-retirement benefit costs (See Note 12, "Pensions and Other Postretirement Benefits") and in the gain recognized on cash flow hedges (See Note 15, "Financial Instruments, Hedging Activities and Fair Value Measurements").

15.	Financial Instruments, Hedging Activities and Fair Value Measurements
Financial instruments include cash and cash equivalents, short-term investments, cash held in escrow, marketable equity securities, accounts receivable, company-owned life insurance, accounts payable, short-term and long-term debt instruments, and derivatives. The fair values of these financial instruments approximated their carrying values at September 30, 2018 and December 31, 2017, in the aggregate, except for long-term debt instruments.
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
PPG’s policies do not permit speculative use of derivative financial instruments. PPG enters into derivative financial instruments with high credit quality counterparties and diversifies its positions among such counterparties in order to reduce its exposure to credit losses. The Company did not realize a credit loss on derivatives during the three and nine month periods ended September 30, 2018 and 2017.
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
There were no derivative instruments de-designated or discontinued as hedging instruments during the three and nine month periods ended September 30, 2018 and 2017 and there were no gains or losses deferred in Accumulated other comprehensive loss that were reclassified to income from continuing operations during the nine month periods ended September 30, 2018 and 2017 related to hedges of anticipated transactions that were no longer expected to occur.
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
As of September 30, 2018 and December 31, 2017, PPG had designated €2.3 billion of euro-denominated borrowings as hedges of a portion of its net investment in the Company's European operations. The carrying value of these instruments as of September 30, 2018 and December 31, 2017 was $2.7 billion.
Gains/Losses Deferred in Accumulated Other Comprehensive Loss
As of September 30, 2018, the Company had accumulated pre-tax unrealized net foreign currency translation gains in Accumulated other comprehensive loss related to the euro-denominated borrowings, foreign currency forward contracts and cross currency swaps of $116 million. As of December 31, 2017, the Company had accumulated pre-tax unrealized net foreign currency translation gains of $16 million.
The following table summarizes the location within the condensed consolidated financial statements and amount of gains (losses) related to derivative financial instruments activity for the nine months ended September 30, 2018 and 2017. All dollar amounts are shown on a pre-tax basis.

	September 30, 2018		September 30, 2017
($ in millions)	Gain (Loss) Deferred in OCI	Gain (Loss) Recognized	Loss Deferred in OCI	Gain Recognized	Caption In Condensed Consolidated Statement of Income
Not Designated as Hedging Instruments:
Foreign currency forward contracts (1)	$—	$37	$—	$—	Other charges
Fair Value
Interest rate swaps	—	3	—	—	Interest expense
Cash Flow
Foreign currency forward contracts	7	(5)	(20)	4	Other charges and Cost of sales
Total Cash Flow	$7	$35	($20)	$4
Net Investment
Foreign currency forward contracts	$—	$—	($2)
Cross currency swaps	7	8	(54)		Interest expense
Foreign denominated debt	92	—	(363)
Total Net Investment	$99	$8	($419)

(1)
For the period ended September 30, 2018, the amounts excluded from effectiveness testing recognized in earnings based on an amortized approach was expense of $3 million, with a deferred loss balance of $1 million remaining in accumulated other comprehensive income as of September 30, 2018.

Fair Value Measurements
The Company follows a fair value measurement hierarchy to measure its assets and liabilities. As of September 30, 2018 and December 31, 2017, the assets and liabilities measured at fair value on a recurring basis were cash equivalents, equity securities and derivatives. In addition, the Company measures its pension plan assets at fair value (see Note 13, "Employee Benefit Plans" under Item 8 in the 2017 Form 10-K/A for further details). The Company's financial assets and liabilities are measured using inputs from the following three levels:
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
Level 3 inputs are unobservable inputs employed for measuring the fair value of assets or liabilities. The Company does not have any recurring financial assets or liabilities that are recorded in its consolidated balance sheets as of September 30, 2018 and December 31, 2017 that are classified as Level 3 inputs.

Assets and liabilities reported at fair value on a recurring basis:

	September 30, 2018			December 31, 2017
($ in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Other current assets:
Marketable equity securities	$4	$—	$—	$4	$—	$—
Foreign currency forward contracts (a)	—	1	—	—	4	—
Foreign currency forward contracts (b)	—	66	—	—	2	—
Cross currency swaps	—	—	—	—	2	—
Investments:
Marketable equity securities	83	—	—	79	—	—
Other assets
Cross currency swaps (d)	—	22	—	—	—	—
Liabilities:
Accounts payable and accrued liabilities:
Foreign currency forward contracts (a)	—	1	—	—	1	—
Foreign currency forward contracts (b)	—	2	—	—	22	—
Other liabilities
Interest rate swaps (c)	—	9	—	—	—	—

(a) Cash flow hedges	(c) Fair value hedges
(b) Derivatives not designated as hedging instruments	(d) Net investment hedges
Long-Term Debt

($ in millions)	September 30, 2018 (a)	December 31, 2017 (b)
Long-term debt - carrying value	$5,014	$4,123
Long-term debt - fair value	$5,149	$4,341
(a) Excluding capital lease obligations of $13 million and short term borrowings of $11 million as of September 30, 2018.
(b) Excluding capital lease obligations of $15 million and short term borrowings of $8 million as of December 31, 2017.
The fair values of the debt instruments were based on discounted cash flows and interest rates then currently available to the Company for instruments of the same remaining maturities and were measured using level 2 inputs.

16.	Stock-Based Compensation
The Company’s stock-based compensation includes stock options, restricted stock units (“RSUs”) and grants of contingent shares that are earned based on achieving targeted levels of total shareholder return. All current grants of stock options, RSUs and contingent shares are made under the PPG Industries, Inc. Amended and Restated Omnibus Incentive Plan (the “PPG Amended Omnibus Plan”), which was amended and restated effective April 21, 2016. Shares available for future grants under the PPG Amended Omnibus Plan were 7.3 million as of September 30, 2018.
Stock-based compensation and the income tax benefit recognized during the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2018	2017	2018	2017
				As Restated
Stock-based compensation	$3	$9	$21	$26
Income tax benefit recognized	$1	$4	$5	$9

Grants of stock-based compensation during the nine months ended September 30, 2018 and 2017 were as follows:

	Nine Months Ended September 30
	2018		2017
Grant Details	Shares	Fair Value	Shares	Fair Value
Stock options	532,705	$25.27	590,058	$21.15
Restricted stock units	249,062	$107.23	215,749	$96.69
Contingent shares (a)	52,450	$115.64	57,817	$103.67
(a) The number of contingent shares represents the target value of the award.
Stock options are generally exercisable 36 months after being granted and have a maximum term of 10 years. Compensation expense for stock options is recorded over the vesting period based on the fair value on the date of grant. The fair value of the stock option grants issued during the nine months ended September 30, 2018 was calculated with the following weighted average assumptions:

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
The amount paid upon vesting of performance-based RSUs may range from 0% to 180% of the original grant, based upon the frequency with which the annual earnings per share growth and cash flow return on capital performance targets are met over the three calendar year periods comprising the vesting period. For the purposes of expense recognition, PPG updated certain vesting assumptions and recognized a benefit of $6 million during the third quarter 2018 to reflect these changes.
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
Current open and active claims post-Pittsburgh Corning bankruptcy
As of September 30, 2018, the Company was aware of approximately 440 open and active asbestos-related claims pending against the Company and certain of its subsidiaries. These claims consist primarily of non-PC Relationship Claims and claims against a subsidiary of PPG. The Company is defending the remaining open and active claims vigorously.
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
As of September 30, 2018 and December 31, 2017, PPG had reserves for environmental contingencies associated with PPG’s former chromium manufacturing plant in Jersey City, N.J. and associated sites (“New Jersey Chrome”) and for other environmental contingencies, including National Priority List sites and legacy glass and chemical manufacturing sites. These reserves are included in Accounts payable and accrued liabilities and Other liabilities in the accompanying condensed consolidated balance sheet.

Environmental Reserves
($ in millions)	September 30, 2018	December 31, 2017
New Jersey Chrome	$130	$136
Legacy glass and chemical	70	71
Other	49	51
Total	$249	$258
Current portion	$67	$73
Pre-tax charges against income for environmental remediation costs are included in Other charges in the accompanying condensed consolidated statement of income. The pre-tax charges and cash outlays related to such environmental remediation for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2018	2017	2018	2017
Environmental remediation pre-tax charges	$4	$3	$39	$5
Cash outlays for environmental remediation activities	$14	$14	$45	$36
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
PPG’s financial reserve for remediation of all New Jersey Chrome sites is $130 million at September 30, 2018. The major cost components of this liability continue to be related to excavation, transportation and disposal of impacted soil, as well as construction services. These components each account for approximately 21%, 21% and 30% of the accrued amount, respectively.
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
Other Matters
The Company had outstanding letters of credit and surety bonds of $159 million and guarantees of $14 million as of September 30, 2018. The Company does not believe any loss related to such guarantees is likely.

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
Reportable segment net sales and segment income for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2018	2017	2018	2017
		As Restated		As Restated
Net sales:
Performance Coatings	$2,289	$2,290	$6,947	$6,606
Industrial Coatings	1,528	1,486	4,782	4,460
Total	$3,817	$3,776	$11,729	$11,066
Segment income: (a)
Performance Coatings	$331	$365	$1,039	$1,054
Industrial Coatings	169	225	631	765
Total	$500	$590	$1,670	$1,819
Corporate (a)	(26)	(46)	(92)	(134)
Interest expense, net of interest income	(25)	(22)	(70)	(65)
Legacy items (a),(b)	—	1	5	(4)
Business restructuring	12	—	(71)	—
Accelerated depreciation related to restructuring actions	(4)	—	(9)	—
Legacy legal settlements	—	—	(10)	18
Accounting investigation costs	(2)	—	(11)	—
Impairment of a non-manufacturing asset	—	—	(9)	—
Costs related to customer assortment change	(4)	—	(18)	—
Environmental remediation charges	—	—	(34)	—
Gain from sale of a business	—	—	—	25
Transaction-related costs (c)	—	—	—	(9)
Pension settlement charge	—	—	—	(22)
Income from continuing operations before income taxes	$451	$523	$1,351	$1,628

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
Executive Overview
Below are our key financial results for the three months ended September 30, 2018:

•	Net sales were approximately $3.8 billion, up 1.1% compared to the prior year.

•	Cost of sales, exclusive of depreciation and amortization ("Cost of sales") was $2.3 billion, up 7.1% versus prior year. As a percentage of sales, Cost of sales increased 3.3%.

•	Selling, general and administrative ("SG&A") expense was $867 million, down 3.0% year-over-year. As a percentage of sales, SG&A expense decreased 1.0%.

•	Income before income taxes was $451 million.

•	The effective tax rate was 17.5%.

•	Income from continuing operations, net of tax (attributable to PPG) was $368 million.

•	Earnings per diluted share from continuing operations was $1.51.

•	During the third quarter 2018, PPG increased its normal quarterly dividend by 7%, or $0.03 per share, to $0.48 per share
For the nine months ended September 30, 2018:

•	Cash flows from operating activities - continuing operations was $687 million, a decrease of $331 million year-over-year.

•	Capital expenditures, including acquisitions (net of cash acquired), was $324 million.

•	The Company paid $338 million in dividends and repurchased $1,313 million of its outstanding common stock.

Performance in the third quarter of 2018 compared to the third quarter of 2017
Performance Overview
Net Sales

	Three Months Ended September 30		Percent Change
($ in millions, except percentages)	2018	2017	2018 vs. 2017
United States and Canada	$1,634	$1,605	1.8%
Europe, Middle East and Africa (EMEA)	1,138	1,133	0.4%
Asia-Pacific	652	648	0.6%
Latin America	393	390	0.8%
Total	$3,817	$3,776	1.1%

2018 vs. 2017
Net sales increased $41 million due to the following:
● Higher selling prices (+2%)
● Net sales from acquired businesses (+1%)
Partially offset by:
● Unfavorable foreign currency translation (-2%)
In the United States and Canada region, sales volumes were lower by a low-single-digit percentage. Aerospace coatings, automotive original equipment manufacturer (OEM) coatings and packaging coatings had above-market sales volume performance driven by customers’ continuing adoption of PPG’s technology advantaged products. Architectural company-owned stores same store sales increased by a high-single-digit percentage, more than offset by lower volumes in the do-it-yourself (DIY) and independent dealer channel and the automotive refinish coatings business. The automotive OEM coatings, general industrial coatings and protective and marine coatings businesses had modest sales volume growth during the quarter.

In the Europe, Middle East and Africa (EMEA) region, sales volumes were flat. Strong sales volume growth in general industrial coatings, aerospace and marine coatings was offset by lower sales volumes in the automotive refinish, architectural, protective, packaging and automotive OEM businesses.

In the Asia-Pacific region, sales volumes grew a low-single-digit percentage with above market growth in aerospace coatings and protective and marine coatings partially offset by lower sales volumes in automotive OEM coatings.

In the Latin America region, sales volumes expanded by a mid-single-digit percentage versus the prior year led by automotive OEM coatings, general industrial coatings, packaging coatings and automotive refinish coatings. The architectural coatings business in Mexico grew organic sales by a high-single-digit percentage.

Net sales from acquired businesses, net of dispositions added approximately $40 million, primarily from The Crown Group.
Foreign currency translation decreased net sales approximately $80 million as the U.S. dollar strengthened against several foreign currencies versus the prior year, most notably the euro, Chinese yuan, and U.K. pound.

Cost of Sales, exclusive of depreciation and amortization

	Three Months Ended September 30		Percent Change
($ in millions, except percentages)	2018	2017	2018 vs. 2017
		As Restated
Cost of sales, exclusive of depreciation and amortization	$2,253	$2,104	7.1%
Cost of sales as a percentage of net sales	59.0%	55.7%	3.3%

2018 vs. 2017
Cost of sales, exclusive of depreciation and amortization, increased $149 million primarily due to the following:
● Higher raw material costs
● Higher sales volumes
● Cost of sales attributable to acquired businesses
● Cost reclassifications associated with the adoption of the new revenue recognition standard. Refer to Note 4, "Revenue Recognition" within Part 1 of this 10-Q.
Partially offset by:
● Foreign currency translation
● Restructuring cost savings
Selling, general and administrative expenses

	Three Months Ended September 30		Percent Change
($ in millions, except percentages)	2018	2017	2018 vs. 2017
		As Restated
Selling, general and administrative expenses (SG&A)	$867	$894	(3.0)%
Selling, general and administrative expenses as a percentage of net sales	22.7%	23.7%	(1.0)%

2018 vs. 2017
SG&A expense decreased $27 million primarily due to the following:
● Cost reclassifications associated with the adoption of the new revenue recognition standard. Refer to Note 4, "Revenue Recognition" within Part 1 of this 10-Q.
● Lower selling and advertising expense
● Foreign currency translation
● Restructuring cost savings
Partially offset by:
● Wage and other cost inflation
● SG&A expenses attributable to acquired businesses

Other costs and income

	Three Months Ended September 30		Percent Change
($ in millions, except percentages)	2018	2017	2018 vs. 2017
		As Restated
Interest expense, net of Interest income	$25	$22	13.6%
Other charges	$25	$18	38.9%
Other income	($24)	($16)	50.0%
Effective tax rate and earnings per diluted share

	Three Months Ended September 30		Percent Change
($ in millions, except percentages)	2018	2017	2018 vs. 2017
		As Restated
Income tax expense	$79	$124	(36.3)%
Effective tax rate	17.5%	23.7%	(6.2)%
Adjusted effective tax rate, continuing operations*	20.5%	23.7%	(3.2)%

Earnings per diluted share, continuing operations	$1.51	$1.52	(0.7)%
Adjusted earnings per diluted share*	$1.45	$1.52	(4.6)%
*See Regulation G Reconciliation below
The effective tax rate for the three months ending September 30, 2018 reflects the benefit of U.S. tax legislation enacted in December 2017 as well as the impact of certain discrete tax items. The Company expects that its full year 2018 adjusted effective tax rate will be between 23.0% and 24.0%.
Earnings per diluted share from continuing operations for the three months ended September 30, 2018 decreased year-over-year due to items described further in the Regulation G reconciliation. The Company benefited from the 11.8 million shares repurchased in the first nine months of 2018 and 3.5 million shares repurchased in the fourth quarter of 2017.
Regulation G Reconciliation - Results from Operations
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

	Three Months Ended September 30, 2018
($ in millions, except percentages and per share amounts)	Income Before Income Taxes	Tax Expense	Effective Tax Rate	Net income from continuing operations (attributable to PPG)	Earnings per diluted share
As reported, continuing operations	$451	$79	17.5%	$368	$1.51
Adjusted for:
Costs related to customer assortment change	4	1	24.3%	3	0.01
Release of business restructuring reserves	(12)	(2)	16.9%	(10)	(0.04)
Accelerated depreciation from restructuring actions	4	1	23.3%	3	0.01
Accounting investigation costs	2	—	24.3%	2	0.01
Tax benefit related to U.S. Tax Cuts and Jobs Act	—	13	N/A	(13)	(0.05)
Adjusted, continuing operations, excluding certain items	$449	$92	20.5%	$353	$1.45

As Restated	Three Months Ended September 30, 2017
($ in millions, except percentages and per share amounts)	Income Before Income Taxes	Tax Expense	Effective Tax Rate	Net income from continuing operations (attributable to PPG)	Earnings per share
As reported, continuing operations	$523	$124	23.7%	$393	$1.52

Performance of Reportable Business Segments
Performance Coatings

	Three Months Ended September 30		$ Change	% Change
($ in millions, except per share amounts)	2018	2017	2018 vs. 2017	2018 vs. 2017
		As Restated
Net sales	$2,289	$2,290	($1)	—%
Segment income	$331	$365	($34)	(9.3)%

2018 vs. 2017
Performance Coatings net sales decreased $1 million due to the following:
● Unfavorable foreign currency translation (-2%)
● Lower sales volumes (-1%)
Partially offset by:
● Higher selling prices (+3%)
Architectural coatings Americas and Asia-Pacific sales volumes were lower by a mid-single-digit percentage versus the prior year. Sales volumes were positive year-over-year in the U.S. and Canada company-owned store network, as well as in Mexico, Central America and China. The architectural coatings business in Mexico grew organic sales by a high-single-digit percentage as positive demand trends continued. Organic sales volumes increased by a high-single-digit percentage in the U.S. and Canada company-owned stores. This increase was more than offset by lower sales in the national retail channel, including the unfavorable impact from previously communicated customer assortment changes.

Architectural coatings - EMEA organic sales volumes increased by a low-single-digit percentage year-over-year. Modest sales volumes declines were more than offset by higher selling prices.
Automotive refinish coatings organic sales decreased by a low-single-digit percentage year-over-year. Sales volumes were impacted by lower sales in the U.S. and Europe stemming from a change in customer order patterns, as several customers have high inventory levels due to lower end-use demand. Collision claims in the U.S. were down in the third quarter of 2018 by one percent. Organic sales volumes in emerging regions continued to be solid.

Aerospace coatings sales volumes grew by a low-teen-percentage, including above-market volume growth in the U.S. and Asia-Pacific, supported by technology advantaged products. Aerospace sales grew across all major platforms.

Protective and marine coatings sales volumes increased by a mid-single-digit percentage driven by strong protective coatings sales volumes in China. Marine coatings sales volumes were higher year-over-year.

Segment income decreased $34 million year-over-year primarily due to lower sales volumes, raw material and logistics cost inflation and unfavorable foreign currency translation, partially offset by higher selling prices and benefits from prior business restructuring actions.

Looking Ahead
In the fourth quarter of 2018, we expect modestly lower sequential sales due to seasonal patterns, most notably in the U.S., Canada, and European architectural coatings businesses. We expect no material benefit from acquisition-related sales in the segment and, based on current exchange rates, foreign currency translation is expected to have an unfavorable year-over-year impact on segment sales and income in the fourth quarter. In addition, we anticipate that raw material costs will remain elevated but at lower inflationary levels in the fourth-quarter 2018, and that logistics cost inflation will remain elevated. We are planning additional year-over-year growth-related spending of up to $5 million in the fourth quarter compared to the prior year.
Overall net sales are expected to be lower sequentially due to normal seasonal patterns. From a business perspective, we anticipate lower sales volumes in the architectural coatings DIY channel due to the previously communicated customer assortment change within the Architectural coatings Americas and Asia Pacific business. In Architectural coatings - EMEA, we expect overall demand patterns to be consistent with those experienced in the first three quarters of the year, although the potential for lower industry demand in the U.K. due to subdued consumer spending as apprehension surrounding the “BREXIT” process still exists. In automotive refinish coatings, we expect recent sales volume trends in the U.S. and Europe to continue into the fourth quarter. In aerospace coatings, we anticipate continued strong performance in the fourth quarter with more moderate growth rates as year-over-year comparisons become more challenging due to strong growth in the prior year. Marine coatings sales volumes are expected to be modestly positive in the fourth quarter.

Industrial Coatings

	Three Months Ended September 30		$ Change	% Change
($ in millions, except per share amounts)	2018	2017	2018 vs. 2017	2018 vs. 2017
Net sales	$1,528	$1,486	$42	2.8%
Segment income	$169	$225	($56)	(24.9)%

2018 vs. 2017
Industrial Coatings segment net sales increased $42 million due to the following:
● Acquisition-related sales (+2%)
● Higher sales volumes (+2%)
● Higher selling prices (+1%)
Partially offset by:
● Unfavorable foreign currency translation (-3%)
Sales volumes were flat in the automotive OEM coatings business versus the prior year period, which is slightly better than the overall global industry build rate. PPG’s sales volume growth was strongest in Latin America. Sales in the Asia-Pacific region were lower compared to the prior year primarily due to lower sales in Korea and the exiting of all remaining automotive OEM production in Australia which was completed late last year.

Aggregate industrial coatings and specialty coatings and materials sales volumes increased by a mid-single-digit percentage year-over-year. Sales volume growth was the strongest in Europe and Latin America driven by strong end-market demand for coil and heavy-duty equipment. Selling prices continued to improve. Acquisition-related sales from The Crown Group, acquired in October 2017, added approximately $30 million in sales below segment margins and in-line with the Company's expectations.

Packaging coatings sales volumes were up a mid-single-digit percentage versus the prior year due to ongoing adoption of PPG’s new can coating technologies in the U.S. and Latin America. Asia-Pacific region volumes were flat.

Segment income decreased $56 million year-over-year. Segment income benefited from improving selling prices and from prior business restructuring actions, which were more than offset by elevated raw material costs and logistics costs. Unfavorable foreign currency translation decreased segment income by $5 million, primarily related to the Chinese yuan, the euro and several emerging region currencies.

Looking ahead
In the fourth quarter of 2018, we expect to see greater volatility in global industrial demand, primarily in emerging regions. We anticipate that the year-over-year rate of raw material inflation will moderate due to the spike in inflation in the prior year quarter, and logistics cost inflation is expected to remain elevated. The company will continue to prioritize selling price increases and operating margin recovery, both of which are expected to improve in the fourth quarter. Based on current exchange rates, foreign currency translation is expected to have a negative impact on segment sales and income in the fourth quarter 2018.
From a business perspective, global automotive industry growth in the fourth quarter is expected to be similar to the third quarter for most regions with greater volatility expected in China. We anticipate continued favorable general industrial demand growth trends in aggregate. In packaging coatings, we expect sales volume growth will begin to moderate until more countries mandate BPA non-intent. The company is working on new initiatives and technologies that we believe will help maintain growth in this business.

Performance in the first nine months of 2018 compared to the first nine months of 2017
Performance Overview
Net Sales

	Nine Months Ended September 30		Percent Change
($ in millions, except percentages)	2018	2017	2018 vs. 2017
		As Restated
United States and Canada	$5,011	$4,828	3.8%
Europe, Middle East and Africa (EMEA)	3,597	3,309	8.7%
Asia-Pacific	1,962	1,839	6.7%
Latin America	1,159	1,090	6.3%
Total	$11,729	$11,066	6.0%

2018 vs. 2017
Net sales increased $663 million due to the following:
● Favorable foreign currency translation (+2%)
● Higher selling prices (+2%)
● Higher sales volumes (+1%)
● Net sales from acquired businesses (+1%)
U.S. and Canada sales volumes increased modestly versus the prior year. Aerospace coatings and packaging coatings had above market sales volume growth reflecting continued adoption of PPG's technology advanced products. Organic sales in the automotive refinish coatings business grew year-over-year, despite slightly lower industry collision claims. Sales volumes in the industrial coatings business were slightly lower year-over-year. Our architectural coatings company-owned stores continued to perform well, as sales volumes were positive versus the prior year. These increases were more than offset by sales volumes declines in the architectural national retail DIY channel and independent dealer networks, including the unfavorable impact from the customer assortment change in the DIY channel.

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

Europe, Middle East and Africa (EMEA) sales volumes were flat versus the prior year. Strong sales volume growth in general industrial coatings, automotive refinish coatings, automotive OEM coatings and packaging coatings was offset by a low-single-digit percentage decrease in architectural coatings. Sales volumes in the protective and marine coatings business were lower due to customer project delays.

Asia-Pacific sales volumes were up a low-single-digit percentage from the comparable nine-month period, with growth in general industrial coatings, aerospace coatings, automotive refinish coatings and protective coatings offset by lower sales volumes in marine coatings, automotive OEM coatings and packaging coatings.

Latin American sales volumes grew by a high-single-digit percentage versus the prior year, led by our architectural coatings, industrial coatings and automotive OEM coatings businesses. PPG automotive OEM coatings continued to perform at above market levels, driven by new business secured in 2017.

Net sales from acquired businesses, net of dispositions added approximately $105 million, primarily from The Crown Group.
Foreign currency translation increased net sales by approximately $215 million as the U.S. dollar weakened against several foreign currencies versus the prior year, most notably the Mexican peso and the euro.

Cost of Sales, exclusive of depreciation and amortization

	Nine Months Ended September 30		Percent Change
($ in millions, except percentages)	2018	2017	2018 vs. 2017
		As Restated
Cost of sales, exclusive of depreciation and amortization	$6,813	$6,089	11.9%
Cost of sales as a percentage of net sales	58.1%	55.0%	3.1%

2018 vs. 2017
Cost of sales, exclusive of depreciation and amortization, increased $724 million primarily due to the following:
● Higher raw material costs
● Higher sales volumes
● Foreign currency translation
● Cost of sales attributable to acquired businesses
● Cost reclassifications associated with the adoption of the new revenue recognition standard. Refer to Note 4, "Revenue Recognition" within Part 1 of this Form 10-Q.
Partially offset by:
● Lower manufacturing costs, including restructuring cost savings
Selling, general and administrative expenses

	Nine Months Ended September 30		Percent Change
($ in millions, except percentages)	2018	2017	2018 vs. 2017
		As Restated
Selling, general and administrative expenses (SG&A)	$2,718	$2,645	2.8%
Selling, general and administrative expenses as a percentage of net sales	23.2%	23.9%	(0.7)%

2018 vs. 2017
SG&A expense increased $73 million primarily due to the following:
● Foreign currency translation
● Wage and other cost inflation
● SG&A expenses attributable to acquired businesses
Partially offset by:
● Cost reclassifications associated with the adoption of the new revenue recognition standard. Refer to Note 4, "Revenue Recognition" within Part 1 of this Form 10-Q.
● Restructuring cost savings

Other costs and income

	Nine Months Ended September 30		Percent Change
($ in millions, except percentages)	2018	2017	2018 vs. 2017
		As Restated
Interest expense, net of Interest income	$70	$65	7.7%
Pension settlement charge	—	$22	(100.0)%
Other charges	$72	$51	41.2%
Other income	($72)	($109)	(33.9)%
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
Other charges
Other charges were higher in the nine months ended September 30, 2018 compared to the comparable prior year period due to environmental remediation charges of $34 million. Offsetting this increase, the non-service components of net periodic pension and post-retirement benefit costs were lower by $16 million compared to prior year due to higher expected return on assets and lower amortization of actuarial losses. We expect this trend to continue in the fourth quarter of 2018.
Other income
Other income was lower in the nine months ended September 30, 2018 due to the absence of a gain on the sale of a business of $25 million and income from a legacy legal settlement of $18 million recorded in 2017.
Effective tax rate and earnings per diluted share

	Nine Months Ended September 30		Percent Change
($ in millions, except percentages)	2018	2017	2018 vs. 2017
		As Restated
Income tax expense	$270	$391	(30.9)%
Effective tax rate	20.0%	24.0%	(4.0)%
Adjusted effective tax rate, continuing operations*	21.2%	24.4%	(3.2)%

Earnings per diluted share, continuing operations	$4.32	$4.72	(8.5)%
Adjusted earnings per diluted share*	$4.75	$4.66	1.9%
*See Regulation G Reconciliation below
The effective tax rate for the nine months ending September 30, 2018 reflects the benefit of U.S. tax legislation enacted in December 2017 as well as the impact of certain discrete tax items. The Company expects its full year 2018 adjusted effective tax rate will be between 23.0% and 24.0%.
Earnings per diluted share from continuing operations for the nine months ended September 30, 2018 decreased year-over-year due to the net business restructuring charge, as well as other items described further in the Regulation G reconciliation. The Company benefited from the 11.8 million shares repurchased in the first nine of 2018 and 3.5 million shares repurchased in the fourth quarter of 2017.
Regulation G Reconciliation - Results from Operations
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

	Nine Months Ended September 30, 2018
($ in millions, except percentages and per share amounts)	Income Before Income Taxes	Tax Expense	Effective Tax Rate	Net income from continuing operations (attributable to PPG)	Earnings per diluted share
As reported, continuing operations	$1,351	$270	20.0%	$1,067	$4.32
Adjusted for:
Costs related to customer assortment change	18	4	24.3%	14	0.05
Environmental remediation charges	34	8	25.1%	26	0.10
Business restructuring, net	71	18	25.4%	53	0.21
Accelerated depreciation from restructuring actions	9	2	24.0%	7	0.02
Legacy legal settlement	10	2	24.3%	8	0.03
Accounting investigation costs	11	2	24.3%	9	0.04
Impairment of non-manufacturing asset	9	2	24.3%	7	0.03
Tax benefit related to U.S. Tax Cuts and Jobs Act	—	13	N/A	(13)	(0.05)
Adjusted, continuing operations, excluding certain items	$1,513	$321	21.2%	$1,178	$4.75
For the three months ended March 31, 2018, PPG determined that a portion of the Company’s reserve for unrecognized tax benefits should be released discretely in the first quarter, rather than be included in the effective tax rate to be applied over the course of the full year, reducing income tax expense for the first quarter by $15 million. In the first quarter Form 10-Q, this was shown as an adjustment to net income from continuing operations, excluding non-recurring items.  In the second and third quarters of 2018, there have been additional tax items that have been treated as discrete items rather than be included in the annual effective tax rate. PPG has determined that such tax items are likely to be incurred on a regular basis and will be part of PPG’s on-going tax expense and should not be treated as adjustments to net income from continuing operations.  As such, PPG will not include the $15 million reserve release or similar recurring tax items going forward as an adjustment to net income from continuing operations.

As Restated	Nine Months Ended September 30, 2017
($ in millions, except percentages and per share amounts)	Income Before Income Taxes	Tax Expense	Effective Tax Rate	Net income from continuing operations (attributable to PPG)	Earnings per share
As reported, continuing operations	$1,628	$391	24.0%	$1,221	$4.72
Adjusted for:
Transaction-related costs(1)	9	3	37.9%	6	0.02
Pension settlement charge	22	8	37.9%	14	0.05
Gain on sale of Plaka business	(25)	(1)	3.2%	(24)	(0.09)
Legacy legal settlement	(18)	(7)	37.9%	(11)	(0.04)
Adjusted, continuing operations, excluding certain items	$1,616	$394	24.4%	$1,206	$4.66

(1)
Transaction-related costs include advisory, legal, accounting, valuation and other professional or consulting fees incurred to effect significant acquisitions, as well as similar fees and other costs to effect disposals not classified as discontinued operations.

Performance of Reportable Business Segments
Performance Coatings

	Nine Months Ended September 30		$ Change	% Change
($ in millions, except per share amounts)	2018	2017	2018 vs. 2017	2018 vs. 2017
		As Restated
Net sales	$6,947	$6,606	$341	5.2%
Segment income	$1,039	$1,054	($15)	(1.4)%

2018 vs. 2017
Performance Coatings net sales increased $341 million due to the following:
● Higher selling prices (+2%)
● Favorable foreign currency translation (+2%)
● Higher sales volumes (+1%)
Architectural coatings - Americas and Asia-Pacific sales volumes declined by a low-single-digit percentage versus the prior year. Sales volumes were positive year-over-year in the U.S. and Canada company-owned store network as well as in Mexico, Central America, Australia and Brazil. The increase was more than offset by lower DIY and independent dealer network channel declines, including the unfavorable impact from a previously communicated customer assortment change in the U.S. architectural DIY channel.

Architectural coatings - EMEA sales volumes decreased by a low-single-digit percentage year-over-year consistent with the market. Sales volumes were impacted by harsh weather in the first quarter and soft consumer demand in the retail channel in the second and third quarters.

Automotive refinish coatings organic sales grew by a low-single-digit percentage year-over-year, despite weakening demand in the U.S. Organic sales increased in all other geographic regions as customers adopted PPG's industry leading technologies.

Aerospace coatings sales volumes grew by low-teen-digit percentage versus the prior year, including above-market volume growth in the U.S. and Asia. Strong growth was supported by positive industry demand fundamentals and market outperformance in the U.S. from technology advantaged products.

Protective and marine coatings sales volumes increased by a low-single-digit percentage year-over-year. Protective coatings sales volumes were up, driven by growth in China, and marine coatings sales volumes were slightly higher than prior year.

Segment income decreased $15 million year-over-year driven by increasing raw material costs and wage and other cost inflation. These cost increases were partially offset by higher selling prices, lower manufacturing costs and further benefits from the Company's 2016 restructuring program. Favorable foreign currency translation increased segment income by approximately $20 million, primarily related to the strengthening of the Mexican peso and the euro.

Industrial Coatings

	Nine Months Ended September 30		$ Change	% Change
($ in millions, except per share amounts)	2018	2017	2018 vs. 2017	2018 vs. 2017
Net sales	$4,782	$4,460	$322	7.2%
Segment income	$631	$765	($134)	(17.5)%

2018 vs. 2017
Industrial Coatings segment net sales increased $322 million due to the following:
● Higher sales volumes (+2%)
● Favorable foreign currency translation (+2%)
● Acquisition-related sales (+2%)
● Higher selling prices (+1%)
Automotive OEM coatings sales volumes were slightly higher versus the prior year, consistent with the global automotive industry growth rate. Automotive OEM coatings sales volume growth was strongest in Latin America.

Industrial coatings and specialty coatings and materials sales volumes, in aggregate, continued to grow driven by strong end-market demand for coil, heavy-duty equipment and electronics materials. From a geographic perspective, sales volume growth was led by EMEA, Latin America and Asia-Pacific. Acquisition-related sales from The Crown Group added approximately $100 million in sales during the first nine months of 2018.

Packaging coatings sales volumes were up a mid-single-digit percentage year-over-year driven by ongoing customer adoption of PPG's new can coating technologies. From a geographic perspective, sales volumes in the developed regions grew a mid-to-high-single-digit percentage, led by the U.S. and Canada and Europe. In the Asia-Pacific region, sales volumes decreased by a low-single-digit percentage.

Segment income decreased $134 million year-over-year primarily due to continuing significant raw material and logistics cost inflation, higher overhead costs and wage inflation, partially offset by higher selling prices and lower manufacturing costs, including benefits from business restructuring actions. Favorable foreign currency translation added $12 million to segment income.

Liquidity and Capital Resources
PPG had cash and short-term investments totaling $1.2 billion and $1.5 billion at September 30, 2018 and December 31, 2017, respectively.
Cash from operating activities - continuing operations for the nine months ended September 30, 2018 was $687 million. Cash from operating activities - continuing operations was $1,018 million for the nine months ended September 30, 2017. Operating cash flow decreased primarily due to higher working capital.
Other uses of cash during the nine months ended September 30, 2018 included:

•	Capital expenditures, excluding acquisitions, of $226 million.

•	Business acquisition cash spending of $98 million.

•	Contributions to pension plans of $89 million.

•	Cash dividends paid of $338 million.

•	Share repurchases of $1,313 million.
In February 2018, PPG completed a public debt offering of $300 million aggregate principal amount of 3.2% notes due 2023 and $700 million aggregate principal amount of 3.75% notes due 2028 and received aggregate net proceeds of $992 million.
Total capital spending in 2018 is expected to be up to 3.0% of full year sales. PPG made voluntary contributions of $25 million and $50 million to its U.S. defined benefit pension plans in January 2018 and September 2018, respectively. PPG expects to make mandatory contributions to its non-U.S. pension plans in the range of $5 million to $15 million during the remaining three months of 2018 and may make voluntary contributions to its defined benefit pension plans in 2018 and beyond.
We intend to deploy our cash in a timely, disciplined manner with a continued emphasis on incremental earnings accretive initiatives, including additional acquisitions and share repurchases. The Company expects cash deployment for acquisitions and share repurchases of at least $2.4 billion for 2018.
PPG's total debt to equity ratio (total debt, including capital leases, to total debt and PPG shareholders’ equity) was 50% at September 30, 2018 and 43% at December 31, 2017.
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

($ in millions, except percentages)	September 30, 2018	December 31, 2017	September 30, 2017
			As Restated
Trade Receivables, Net	$2,864	$2,559	$2,760
Inventories, FIFO	2,075	1,833	1,909
Trade Creditors’ Liabilities	2,346	2,321	2,255
Operating Working Capital	$2,593	$2,071	$2,414
Operating Working Capital as a % of Sales	17.0%	14.1%	16.0%
Days sales outstanding	61	57	59
Days payable outstanding	97	96	95
Other Liquidity Information
The Company continues to believe that cash on hand and short term investments, cash from operations and the Company's access to capital markets will continue to be sufficient to fund our operating activities, capital spending, acquisitions, dividend payments, debt service, share repurchases, contributions to pension plans and PPG's contractual obligations.

Environmental

	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2018	2017	2018	2017
Cash outlays for environmental remediation activities	$14	$14	$45	$36

($ in millions)	Remainder of 2018	Annually 2019 - 2022
Projected future cash outlays for environmental remediation activities	$18	$25 - $75
Restructuring
The 2016 restructuring actions have anticipated annual savings of approximately $130 million once fully implemented. The company expects to achieve at least $60 million in savings in 2018.
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
See Note 8, “Business Restructuring,” to the accompanying condensed consolidated financial statements for further details on the Company's business restructuring programs.
Currency
Comparing exchange rates as of December 31, 2017 to September 30, 2018, the U.S. dollar weakened against numerous currencies in which PPG operates, most notably the U.K. pound and several other emerging region currencies. As a result, consolidated net assets at September 30, 2018 decreased by $74 million compared to December 31, 2017.
Comparing exchange rates during the first nine months of 2018 to those of the first nine months of 2017, the U.S. dollar weakened against the currencies of most countries in which PPG operates, most notably the euro, U.K. pound, Chinese yuan and several other emerging region currencies in the third quarter. This had a favorable impact on income from continuing operations before income taxes for the nine months ended September 30, 2018 of $32 million from the translation of these foreign earnings into U.S. dollars.
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
Many factors could cause actual results to differ materially from the Company’s forward-looking statements. Such factors include global economic conditions, increasing price and product competition by foreign and domestic competitors, fluctuations in cost and availability of raw materials, the ability to achieve selling price increases, the ability to recover margins, customer inventory levels, the ability to maintain favorable supplier relationships and arrangements, the timing of and the realization of anticipated cost savings from restructuring initiatives, the ability to identify additional cost savings opportunities, difficulties in integrating acquired businesses and achieving expected synergies therefrom, economic and political conditions in international markets, the ability to penetrate existing, developing and emerging foreign and domestic markets, foreign exchange rates and fluctuations in such rates, fluctuations in tax rates, the impact of future legislation, the impact of environmental regulations, unexpected business disruptions, our ability to successfully remediate the material weakness in our internal control over financial reporting disclosed in this report within the time periods and in the manner currently anticipated, the effectiveness of our internal control over financial reporting, including the identification of additional control deficiencies, further expenditures related to our restatement, the results of governmental actions relating to pending investigations, the results of shareholder actions relating to the restatement of our financial statements and the unpredictability of existing and possible future litigation.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Risk
As of September 30, 2018 and December 31, 2017, PPG had non-U.S. dollar denominated borrowings outstanding of $2.7 billion and $2.8 billion, respectively. A weakening of the U.S. dollar by 10% against European currencies and by 20% against Asian and South American currencies would have resulted in unrealized translation losses on these borrowings of $303 million as of September 30, 2018 and $314 million as of December 31, 2017.
The fair value of foreign currency forward contracts outstanding as of September 30, 2018 and 2017 was an asset of $64 million and a liability of $11 million, respectively. The potential reduction in PPG's income from continuing operations resulting from the impact of adverse changes in exchange rates on the fair value of its outstanding foreign currency hedge contracts of 10% for European and Canadian currencies and 20% for Asian and Latin American currencies for the nine months ended September 30, 2018 and 2017 was $219 million and $122 million, respectively.
In February 2018, PPG entered into U.S. dollar to euro cross currency swap contracts with a total notional amount of $575 million outstanding, resulting in an asset with a fair value of $22 million as of September 30, 2018. As of December 31, 2017, PPG had U.S. dollar to euro cross currency swap contracts with a total notional amount of $560 million outstanding, resulting in an asset with a fair value of $2 million. A 10% increase in the value of the euro to the U.S. dollar would have had an unfavorable effect on the fair value of these swap contracts by reducing the value of these instruments by $58 million at September 30, 2018 and December 31, 2017.
Interest Rate Risk
In March of 2018, PPG entered into interest rate swaps which converted $525 million of fixed rate debt to variable rate debt. The fair value of these contracts was a liability of $8 million as of September 30, 2018. An increase in variable interest rates of 10% would lower the fair value of these swaps and increase interest expense by $11 million over the term of the instruments.
There were no other material changes in the Company’s exposure to market risk from December 31, 2017 to September 30, 2018. See Note 15, “Financial Instruments, Hedging Activities and Fair Value Measurements” for a description of our instruments subject to market risk.
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
The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2018 and, due to the existence of the material weakness in internal control over financial reporting described below, the Company’s principal executive and principal financial officers have determined that such disclosure controls and procedures were not effective as of such date. In light of the material weakness, the Company performed additional analysis and other post-closing procedures to ensure the Company’s condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. Accordingly, the Company’s management, including its principal executive and principal financial officers, has concluded that the condensed consolidated financial statements included in this Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.
Material Weakness
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
As described in additional detail in the 2017 Form 10-K/A, the Company did not maintain effective controls within its financial close process. Until this material weakness is remediated, it could result in material misstatements of the Company’s financial statements that would not be prevented or detected. As of September 30, 2018, the remedial measures identified below are in place and will be tested for operational effectiveness throughout the fourth quarter.
Remediation of Material Weakness
In connection with the investigation described in Note 2, “Restatement of Previously Reported Condensed Consolidated Quarterly Financial Statements,” the Company identified and implemented actions to improve the effectiveness of its internal control over financial reporting and disclosure controls and procedures, including enhancing the Company’s resources and training with respect to financial reporting and disclosure responsibilities. Management reviewed and will continue to review such actions with the Audit Committee. To date, the following steps have been taken towards the remediation of the Company’s material weakness:

•	The Company has terminated the employment of the former Vice President and Controller.

•
Two employees who acted under the direction of the former Vice President and Controller have been re-assigned to different positions within the Company where they do not have a Financial Reporting Oversight Role or a role in the design or operation of internal control over financial reporting, disclosure controls or accounting policy.

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

The Company is committed to maintaining a strong internal control environment and to ensuring that a proper, consistent tone is communicated throughout the organization, including the expectation that previously existing deficiencies will be remediated through the implementation of processes and controls to ensure strict compliance with generally accepted accounting principles. In addition to the steps set forth above, the Company has also taken other remedial measures as described below:

•	The Company re-emphasized (1) its commitment to ethical standards, (2) the requirements of the Company’s Code of Ethics, (3) reporting obligations and (4) non-retaliation policy for complaints;

•	The Company enhanced its corporate finance department by adding personnel with responsibility for areas identified in the investigation and enhanced segregation of duties in the finance department;

•	The Company enhanced policies and procedures relating to the preparation, approval and entry of journal entries;

•	The Company enhanced its process to evaluate and adjust certain significant expense accruals;

•	The Company enhanced its policies and procedures relating to inventory standard cost revaluations;

•	The Company enhanced its policies and procedures concerning accounting entries related to discontinued operations;

•	The Company now requires additional annual/onboarding education for finance staff;

•	The Company will conduct additional periodic risk assessments and targeted internal audit reviews; and

•	The Company separated the financial forecasting process from financial accounting.
As the Company continues to evaluate and work to improve internal control over financial reporting, the Company may determine to take additional measures to strengthen its internal control environment or modify the remediation efforts described above. Until the remediation efforts discussed above, including any additional remediation efforts that the Company identifies as necessary, are fully implemented, tested and deemed to be operating effectively, the material weakness described above will continue to exist.
b. Changes in internal control. Other than the changes noted above under the heading "Remediation of Material Weakness," there were no changes in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
On May 20, 2018, a putative securities class action lawsuit was filed in the U.S. District Court for the Central District of California against the Company and certain of its current or former officers. On September 21, 2018, an Amended Class Action Complaint was filed in the action. The Amended Complaint, captioned Trevor Mild v. PPG Industries, Inc., Michael H. McGarry, Vincent J. Morales, and Mark C. Kelly, asserts securities fraud claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of putative classes of persons who purchased or otherwise acquired stock of the Company during various time periods between January 19, 2017 and May 10, 2018. The allegations relate to, among other things, allegedly false and misleading statements and/or failures to disclose information about the Company’s business, operations and prospects. This action remains pending. The Company believes this action is without merit and intends to defend itself vigorously.
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
The following table summarizes the Company's stock repurchase activity for the three months ended September 30, 2018:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Programs (1)
July 2018
Repurchase program	—	$—	—	22,534,973
August 2018
Repurchase program	282,382	$110.76	282,382	22,276,485
September 2018
Repurchase program	1,949,018	$112.17	1,949,018	20,560,992
Total quarter ended September 30, 2018
Repurchase program	2,231,400	$111.99	2,231,400	20,560,992

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

Item 6. Exhibits
See the Index to Exhibits on Page 51.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Index to Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q.

†*10.1	Letter Agreement with Rebecca B. Liebert
†*10.2	Letter Agreement with Amy R. Ericson
†12	Computation of Ratio of Earnings to Fixed Charges for the Nine Months Ended September 30, 2018 and for the Five Years Ended December 31, 2017.
†31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
††32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
††32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

† Filed herewith.
†† Furnished herewith.
*Management contract, compensatory plan or arrangement required to be filed as an exhibit hereto pursuant to Item 601 of Regulation S-K.
**Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income for the nine months ended September 30, 2018 and 2017, (ii) the Condensed Consolidated Balance Sheet at September 30, 2018 and December 31, 2017, (iii) the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2018 and 2017, and (iv) Notes to Condensed Consolidated Financial Statements for the nine months ended September 30, 2018.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PPG INDUSTRIES, INC.
(Registrant)

Date:	October 19, 2018	By:	/s/ Vincent J. Morales
Vincent J. Morales
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

		By:	/s/ William E. Schaupp
William E. Schaupp
Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)