Form 10-Q
period 2019-03-31
PPG INDUSTRIES INC
filed 2019-04-19
CIK 79879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________________
FORM 10-Q
 ––––––––––––––––––––––––––––––––––––––––
QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended March 31, 2019
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 31, 2019, 236,059,963 shares of the Registrant’s common stock, par value $1.66 2/3 per share, were outstanding.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Income (Unaudited)
($ in millions, except per share amounts)

	Three Months Ended March 31
	2019	2018
Net sales	$3,624	$3,781
Cost of sales, exclusive of depreciation and amortization	2,073	2,181
Selling, general and administrative	889	906
Depreciation	86	87
Amortization	32	36
Research and development, net	105	112
Interest expense	31	26
Interest income	(6)	(5)
Release of business restructuring reserves	(3)	—
Other charges	14	41
Other income	(16)	(24)
Income before income taxes	$419	$421
Income tax expense	102	87
Income from continuing operations	$317	$334
Income from discontinued operations, net of tax	—	6
Net income attributable to controlling and noncontrolling interests	$317	$340
Less: Net income attributable to noncontrolling interests	(5)	(6)
Net income (attributable to PPG)	$312	$334
Amounts attributable to PPG:
Income from continuing operations, net of tax	$312	$328
Income from discontinued operations, net of tax	—	6
Net income (attributable to PPG)	$312	$334

Earnings per common share:
Income from continuing operations, net of tax	$1.32	$1.32
Income from discontinued operations, net of tax	—	0.02
Net income (attributable to PPG)	$1.32	$1.34
Earnings per common share – assuming dilution:
Income from continuing operations, net of tax	$1.31	$1.31
Income from discontinued operations, net of tax	—	0.02
Net income (attributable to PPG)	$1.31	$1.33
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Comprehensive Income (Unaudited)
($ in millions)

	Three Months Ended March 31
	2019	2018
Net income attributable to the controlling and noncontrolling interests	$317	$340
Other comprehensive (loss) income, net of tax:
Defined benefit pension and other postretirement benefits	(6)	17
Unrealized foreign currency translation adjustments	81	146
Derivative financial instruments	—	(2)
Other comprehensive income, net of tax	$75	$161
Total comprehensive income	$392	$501
Less: amounts attributable to noncontrolling interests:
Net income	(5)	(6)
Unrealized foreign currency translation adjustments	1	(2)
Comprehensive income attributable to PPG	$388	$493
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheet (Unaudited)
($ in millions)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$784	$902
Short-term investments	55	61
Receivables (less allowance for doubtful accounts of $26 and $24)	3,197	2,845
Inventories	1,965	1,783
Other	408	370
Total current assets	$6,409	$5,961
Property, plant and equipment (net of accumulated depreciation of $3,897 and $3,828)	2,866	2,805
Goodwill	4,103	4,070
Identifiable intangible assets, net	2,020	1,972
Deferred income taxes	242	229
Investments	261	251
Operating lease right-of-use assets	726	—
Other assets	744	727
Total	$17,371	$16,015
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$3,684	$3,623
Restructuring reserves	83	99
Short-term debt and current portion of long-term debt	653	651
Current portion of operating lease liabilities	168	—
Total current liabilities	$4,588	$4,373
Long-term debt	4,626	4,365
Operating lease liabilities	566	—
Accrued pensions	646	645
Other postretirement benefits	623	629
Deferred income taxes	447	429
Other liabilities	865	842
Total liabilities	$12,361	$11,283
Commitments and contingent liabilities (Note 15)
Shareholders’ equity:
Common stock	969	969
Additional paid-in capital	899	788
Retained earnings	18,330	18,131
Treasury stock, at cost	(13,070)	(12,958)
Accumulated other comprehensive loss	(2,224)	(2,300)
Total PPG shareholders’ equity	$4,904	$4,630
Noncontrolling interests	106	102
Total shareholders’ equity	$5,010	$4,732
Total	$17,371	$16,015
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders' Equity (Unaudited)
($ in millions)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss)/Income	Total PPG	Non-controlling Interests	Total
January 1, 2019	$969	$788	$18,131	($12,958)	($2,300)	$4,630	$102	$4,732
Net income attributable to the controlling and noncontrolling interests	—	—	312	—	—	312	5	317
Other comprehensive income/(loss), net of tax	—	—	—	—	76	76	(1)	75
Cash dividends	—	—	(113)	—	—	(113)	—	(113)
Purchase of treasury stock	—	—	—	(175)	—	(175)	—	(175)
Issuance of treasury stock	—	121	—	63	—	184	—	184
Stock-based compensation activity	—	(10)	—	—	—	(10)	—	(10)
March 31, 2019	$969	$899	$18,330	($13,070)	($2,224)	$4,904	$106	$5,010

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss)/Income	Total PPG	Non-controlling Interests	Total
January 1, 2018	$969	$756	$17,140	($11,251)	($2,057)	$5,557	$115	$5,672
Net income attributable to the controlling and noncontrolling interests	—	—	334	—	—	334	6	340
Other comprehensive income, net of tax	—	—	—	—	159	159	2	161
Cash dividends	—	—	(112)	—	—	(112)	—	(112)
Purchase of treasury stock	—	—	—	(600)	—	(600)	—	(600)
Issuance of treasury stock	—	24	—	7	—	31	—	31
Stock-based compensation activity	—	(19)	—	—	—	(19)	—	(19)
Reductions in noncontrolling interests	—	—	—	—	—	—	(2)	(2)
Reclassification from other comprehensive income to retained earnings - Adoption of ASU 2018-02	—	—	107	—	(107)	—	—	—
Adjustment to retained earnings - Adoption of ASU 2016-16	—	—	(4)	—	—	(4)	—	(4)
March 31, 2018	$969	$761	$17,465	($11,844)	($2,005)	$5,346	$121	$5,467
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows (Unaudited)

	Three Months Ended March 31
($ in millions)	2019	2018
Operating activities:
Net income attributable to controlling and noncontrolling interests	$317	$340
Less: Income from discontinued operations	—	(6)
Income from continuing operations	$317	$334
Adjustments to reconcile net income to cash from operations:
Depreciation and amortization	118	123
Pension expense	12	10
Environmental remediation charges	10	34
Release of business restructuring reserves	(3)	—
Stock-based compensation expense	9	9
Equity affiliate earnings, net of dividends	(4)	(4)
Deferred income tax benefit	(32)	(5)
Cash contributions to pension plans	(3)	(30)
Cash used for restructuring actions	(15)	(17)
Change in certain asset and liability accounts:
Receivables	(299)	(373)
Inventories	(152)	(202)
Other current assets	(56)	(46)
Accounts payable and accrued liabilities	(24)	74
Taxes and interest payable	42	(45)
Noncurrent assets and liabilities, net	(22)	(75)
Other	36	(15)
Cash used for operating activities	($66)	($228)
Investing activities:
Capital expenditures	(47)	(75)
Business acquisitions, net of cash balances acquired	(57)	(96)
Payments for the settlement of cross currency swap contracts	(6)	(13)
Proceeds from the settlement of cross currency swap	16	—
Other	8	6
Cash used for investing activities	($86)	($178)
Financing activities:
Net change in borrowing with maturities of three months or less	9	7
Proceeds from commercial paper	300	—
Proceeds from the issuance of debt, net of discounts and fees	—	992
Repayment of long-term debt	(1)	(1)
Purchase of treasury stock	(175)	(600)
Issuance of treasury stock	7	9
Dividends paid	(113)	(112)
Payments related to tax withholding on stock-based compensation awards	(8)	(13)
Other	13	13
Cash from financing activities	$32	$295
Effect of currency exchange rate changes on cash and cash equivalents	2	21
Net decrease in cash and cash equivalents	($118)	($90)
Cash and cash equivalents, beginning of period	902	1,436
Cash and cash equivalents, end of period	$784	$1,346

Supplemental disclosures of cash flow information:
Interest paid, net of amount capitalized	$40	$24
Taxes paid, net of refunds	$94	$118

Supplemental disclosure of noncash investing activities:
Reissuance of common stock for business acquisition	$164	$—
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation
The condensed consolidated financial statements included herein are unaudited and have been prepared following the requirements of the Securities and Exchange Commission (the "SEC") and accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim reporting. Under these rules, certain footnotes and other financial information that are normally required for annual financial statements can be condensed or omitted. These statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position and shareholders' equity of PPG as of March 31, 2019, and the results of its operations and cash flows for the three months ended March 31, 2019 and 2018. All intercompany balances and transactions have been eliminated. Material subsequent events are evaluated through the report issuance date and disclosed where applicable. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in PPG's 2018 Annual Report on Form 10-K (the "2018 Form 10-K").
Net sales, expenses, assets and liabilities can vary during each quarter of the year. Accordingly, the results of operations for the three months ended March 31, 2019 and the trends in these unaudited condensed consolidated financial statements may not necessarily be indicative of the results to be expected for the full year.

2.	New Accounting Standards
Accounting Standards Adopted in 2019
Effective January 1, 2019, PPG adopted Accounting Standards Update (“ASU”) No. 2016-02, "Leases." This ASU requires substantially all leases be recorded on the balance sheet as right of use assets and lease obligations. The Company adopted the ASU using a retrospective adoption method at January 1, 2019, as outlined in ASU No. 2018-11, "Leases - Targeted Improvements." Under this method of adoption, there is no impact to the comparative condensed consolidated statement of income and condensed consolidated balance sheet. PPG determined that there was no cumulative-effect adjustment to beginning Retained earnings on the condensed consolidated balance sheet. PPG will continue to report periods prior to January 1, 2019 in its financial statements under prior guidance as outlined in Accounting Standards Codification Topic 840, "Leases". In addition, PPG elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed carry forward of historical lease classifications.
Adoption of this standard did not materially impact PPG’s Income before income taxes and had no impact on the condensed consolidated statement of cash flows. See Note 3, “Leases” for further details.
Accounting Standards to be Adopted in Future Years
In August 2018, the Financial Accounting Standards Board ("FASB") issued ASU No. 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software." This ASU requires capitalization of certain implementation costs incurred in a cloud computing arrangement that is a service contract. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019 and for interim periods therein with early adoption permitted. PPG does not believe this ASU will have a material impact on its consolidated financial position, results of operations or cash flows.
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses.” This ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019 and for interim periods therein. Entities may choose to adopt the new ASU as of its fiscal year beginning after December 15, 2018. PPG did not early adopt this standard. PPG does not believe this ASU will have a material impact on its consolidated financial position, results of operations or cash flows.

3.	Leases
PPG leases certain retail paint stores, warehouses, distribution facilities, office space and equipment, including fleet vehicles. PPG determines if a contract is a lease at the inception of the arrangement. PPG reviews all options to extend, terminate, or purchase its right of use assets at the inception of the lease and accounts for these options when they are reasonably certain of being exercised. Certain real estate leases contain lease and non-lease components, which are accounted for separately. For certain equipment leases, lease and non-lease components are accounted for as a single lease component.

Leases with an initial term of 12 months or less are not recorded on the condensed consolidated balance sheet. Lease expense for these leases is recognized on a straight-line basis over the lease term.
The components of lease expense were as follows:

($ in millions)	Classification in the Condensed Consolidated Statement of Income	Three Months Ended March 31, 2019
Operating lease cost (a)	Cost of sales, exclusive of depreciation and amortization	$9
Operating lease cost (a)	Selling, general and administrative	48
Total operating lease cost		$57
Finance lease cost:
Amortization of right-of-use assets	Depreciation	$1
Interest on lease liabilities	Interest Expense	—
Total finance lease cost		$1
Total lease cost		$58

(a)	Includes variable lease costs of $4 million. Short-term lease costs were $1 million during the period.
Variable lease expense is based on contractual arrangements with PPG’s lessors determined based on external indices or other relevant market factors. In addition, PPG’s variable lease expense also includes elements of a contract that do not represent a good or service but for which the lessee is responsible for paying.

($ in millions)	Classification on the Condensed Consolidated Balance Sheet	March 31, 2019
Assets:
Operating	Other assets	$726
Finance (a)	Property, plant, and equipment	14
Total leased assets		$740
Liabilities:
Current
Operating	Current portion of operating lease liabilities	$168
Finance	Short-term debt and current portion of long-term debt	3
Noncurrent
Operating	Operating lease liabilities	566
Finance	Long-term debt	9
Total lease liabilities		$746

(a)	Net of accumulated depreciation of $15 million.

($ in millions)	Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$52
Operating cash flows from finance leases	$—
Financing cash flows from finance leases	$1
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$34
Finance leases	$—

As of March 31, 2019
Weighted-average remaining lease term (in years)
Operating leases	7.4
Finance leases	6.2
Weighted-average discount rate
Operating leases	3.2%
Finance leases	9.5%
Nearly all of PPG’s lease contracts do not provide a readily determinable implicit rate. For these contracts, PPG’s estimated incremental borrowing rate is based on information available at the inception of the lease.
As of March 31, 2019, maturities of lease liabilities were as follows:

($ in millions)	Operating Leases	Finance Leases
Remaining nine months of 2019	$142	$3
2020	155	3
2021	116	3
2022	89	2
2023	70	2
Thereafter	255	4
Total lease payments	$827	$17
Less: Interest	93	5
Total lease obligations	$734	$12
Disclosures related to periods prior to adoption of ASU 2016-02
The Company adopted ASU 2016-02 using a retrospective adoption method at January 1, 2019 as noted in Note 2. "New Accounting Standards." As required, the following disclosure is provided for periods prior to adoption. Minimum lease commitments as of December 31, 2018 that have initial or remaining lease terms in excess of one year are as follows:

($ in millions)	Operating Leases	Capital Leases
2019	$207	$3
2020	157	3
2021	116	1
2022	93	1
2023	76	1
Beyond 2023	$244	$3

4.	Acquisitions and Divestitures
Acquisitions
On April 16, 2019, PPG completed the acquisition of Hemmelrath, an automotive coatings manufacturer. Headquartered in Klingenberg, Germany, Hemmelrath is a global manufacturer of coatings for automotive original equipment manufacturers ("OEMs"). The pro-forma impact on PPG's sales and results of operations, including the pro forma effect of events that are directly attributable to the acquisition, are not anticipated to be significant. The results of this business will be reported within the automotive original equipment manufacturer ("OEM") coatings business within the Industrial Coatings reportable segment.
On March 1, 2019, PPG completed the acquisition of Whitford Worldwide Company ("Whitford"), a global manufacturer that specializes in low-friction and nonstick coatings for industrial applications and consumer products. Whitford employs more than 700 people and operates 10 manufacturing facilities globally. The pro-forma impact on PPG's sales and results of operations, including the pro forma effect of events that are directly attributable to the acquisition, was not significant. The results of this business since the date of acquisition have been reported within the industrial coatings business within the Industrial Coatings reportable segment.

In January 2018, PPG acquired ProCoatings, a leading architectural paint and coatings wholesaler located in The Netherlands. ProCoatings, established in 2001, distributes a large portfolio of well-known professional paint brands through its network of 23 multi-brand stores. The company employs nearly 100 people. The pro-forma impact on PPG's sales and results of operations, including the pro forma effect of events that are directly attributable to the acquisition, was not significant.The results of this business since the date of acquisition have been reported within the architectural coatings - Europe, Middle East and Africa (EMEA) business within the Performance Coatings reportable segment.
Divestitures
Glass Segment
The Net sales and Income from discontinued operations, net of tax related to the former Glass reportable business segment for the three months ended March 31, 2018 were as follows:

($ in millions)	Three Months Ended March 31, 2018
Income from operations	$8
Income tax expense	2
Income from discontinued operations, net of tax	$6

5.	Inventories

($ in millions)	March 31, 2019	December 31, 2018
Finished products	$1,234	$1,105
Work in process	211	193
Raw materials	486	452
Supplies	34	33
Total Inventories	$1,965	$1,783
Most U.S. inventories are valued using the last-in, first-out method. These inventories represented approximately 34% and 36% of total inventories at March 31, 2019 and December 31, 2018, respectively. If the first-in, first-out method of inventory valuation had been used, inventories would have been $126 million and $113 million higher as of March 31, 2019 and December 31, 2018, respectively.

6.	Goodwill and Other Identifiable Intangible Assets
The change in the carrying amount of goodwill attributable to each reportable segment for the three months ended March 31, 2019 was as follows:

($ in millions)	Performance Coatings	Industrial Coatings	Total
January 1, 2019	$3,266	$804	$4,070
Acquisitions, including purchase accounting adjustments	2	46	48
Foreign currency impact	(11)	(4)	(15)
March 31, 2019	$3,257	$846	$4,103

A summary of the carrying value of the Company's identifiable intangible assets is as follows:

	March 31, 2019			December 31, 2018
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Indefinite-Lived Identifiable Intangible Assets
Trademarks	$1,155	N/A	$1,155	$1,140	N/A	$1,140
Definite-Lived Identifiable Intangible Assets
Acquired technology	$673	($522)	$151	$648	($515)	$133
Customer-related	1,422	(822)	600	1,396	(798)	598
Trade names	205	(98)	107	190	(96)	94
Other	45	(38)	7	44	(37)	7
Total Definite Lived Intangible Assets	$2,345	($1,480)	$865	$2,278	($1,446)	$832
Total Identifiable Intangible Assets	$3,500	($1,480)	$2,020	$3,418	($1,446)	$1,972
The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives.
As of March 31, 2019, estimated future amortization expense of identifiable intangible assets is as follows:

($ in millions)	Future Amortization Expense
Remaining nine months of 2019	$88
2020	100
2021	95
2022	85
2023	75
2024	65
Thereafter	357

7.	Business Restructuring
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
2016 Restructuring Program
In December 2016, PPG’s Board of Directors approved a business restructuring program which includes actions necessary to reduce the Company's global cost structure. The program is focused on certain regions and end-use markets where business conditions are the weakest, as well as reductions in production capacity and various global functional and administrative costs. Substantially all actions from this business restructuring plan are expected to be complete by the end of the third quarter of 2019.

The following table summarizes the reserve activity for the three months ended March 31, 2019:

($ in millions)	Total Reserve
December 31, 2018	$110
Cash payments	(15)
Release of prior reserves	(3)
Foreign currency impact	(1)
March 31, 2019	$91
During the first quarter, adjustments of approximately $3 million were recorded to reduce the remaining restructuring reserves to reflect the current estimate of the costs to complete these actions.

8.	Borrowings
During the first quarter of 2019, PPG issued $300 million of commercial paper. The Company's commercial paper borrowings are supported by the five-year credit agreement (the "Credit Agreement") entered into in 2015. As a result, the commercial paper borrowings as of March 31, 2019 are classified as long-term debt based on PPG's intent and ability to refinance these borrowings on a long-term basis.
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
The aggregate cash proceeds from the notes, net of discounts and fees, was $992 million. A portion of the notes were converted from a fixed interest rate to a floating interest rate using interest rate swap contracts. For more information, refer to Note 13, “Financial Instruments, Hedging Activities and Fair Value Measurements.”

9.	Earnings Per Common Share
The effect of dilutive securities on the weighted average common shares outstanding included in the calculation of earnings per diluted common share for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31
(number of shares in millions)	2019	2018
Weighted average common shares outstanding	236.7	249.8
Effect of dilutive securities:
Stock options	0.7	0.9
Other stock compensation plans	0.6	0.7
Potentially dilutive common shares	1.3	1.6
Adjusted weighted average common shares outstanding	238.0	251.4

Dividends per common share	$0.48	$0.45
Excluded from the computation of earnings per diluted share due to their antidilutive effect were 1.6 million and 1.1 million outstanding stock options for the three months ended March 31, 2019 and 2018, respectively.

10.	Income Taxes

	Three Months Ended March 31
	2019	2018
Effective tax rate on pre-tax income from continuing operations	24.3%	20.7%
Income tax expense for the three months ended March 31, 2019 reflects $2 million for discrete items associated with PPG's U.S. and foreign locations and implementation of updated regulations associated with the 2017 Tax Cuts and Jobs Act for Global Intangible Low Taxed Income. For the three months ended March 31, 2018, discrete items of $15 million reduced Income tax expense. Income tax expense for the first three months of 2019 is based on an estimated annual effective rate, which requires management to make its best estimate of annual pretax income or loss.
During the year, PPG management regularly updates forecasted annual pretax results for the various countries in which we operate based on changes in factors such as prices, shipments, product mix, and raw material inflation and manufacturing operations. To the extent that actual 2019 pretax results for U.S. and foreign income or loss vary from estimates, the actual Income tax expense recognized in 2019 could be different from the forecasted amount used to estimate the Income tax expense for the three months ended March 31, 2019.

11.	Pensions and Other Postretirement Benefits
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
The net periodic pension and other postretirement benefit costs for the three months ended March 31, 2019 and 2018 were as follows:

	Pension		Other Postretirement Benefits
	Three Months Ended March 31		Three Months Ended March 31
($ in millions)	2019	2018	2019	2018
Service cost	$6	$8	$2	$2
Interest cost	26	24	6	6
Expected return on plan assets	(35)	(38)	—	—
Amortization of actuarial losses	15	16	2	5
Amortization of prior service credit	—	—	(14)	(15)
Net periodic benefit cost	$12	$10	($4)	($2)
PPG expects its 2019 net periodic pension and other postretirement benefit cost to be approximately $30 million, with pension expense representing approximately $45 million and other postretirement benefit cost representing a benefit of approximately $15 million.
Contributions to Defined Benefit Pension Plans

	Three Months Ended March 31
($ in millions)	2019	2018
U.S. defined benefit pension contributions	$—	$25
Non-U.S. defined benefit pension mandatory contributions	$3	$5
PPG made a voluntary contribution of $25 million to its U.S. defined benefit pension plans in January 2018. PPG expects to make mandatory contributions to its non-U.S. pension plans in the range of $15 million to $25 million during the remaining nine months of 2019. PPG may make voluntary contributions to its defined benefit pension plans in 2019 and beyond.

12.	Accumulated Other Comprehensive Loss

($ in millions)	Unrealized Foreign Currency Translation Adjustments		Pension and Other Postretirement Benefit Adjustments, net of tax (c)		Unrealized Gain (Loss) on Derivatives, net of tax (d)		Accumulated Other Comprehensive Loss
January 1, 2019		($1,734)		($568)		$2		($2,300)
Current year deferrals to AOCI (a)	31		—		—		31
Current year deferrals to AOCI, net of tax (b)	51		(8)		—		43
Reclassifications from AOCI to net income	—		2		—		2
Period change		$82		($6)		$—		$76
March 31, 2019		($1,652)		($574)		$2		($2,224)

January 1, 2018		($1,567)		($493)		$3		($2,057)
Current year deferrals to AOCI	189		—		—		189
Current year deferrals to AOCI, net of tax (b)	(45)		14		(5)		(36)
Reclassifications from AOCI to net income	—		3		3		6
Period change		$144		$17		($2)		$159
Reclassification from AOCI to Retained earnings - Adoption ASU 2018-02		(23)		(84)		—		(107)
March 31, 2018		($1,446)		($560)		$1		($2,005)

(a)
Except for income taxes of $6 million related to foreign currency impacts of certain unasserted earnings, unrealized foreign currency translation adjustments related to translation of foreign denominated balance sheets are not presented net of tax given that no deferred U.S. income taxes have been provided on undistributed earnings of non-U.S. subsidiaries because they are deemed to be reinvested for an indefinite period of time.

(b)
The tax cost related to unrealized foreign currency translation adjustments on tax inter-branch transactions and net investment hedges for the three months ended March 31, 2019 and 2018 was $17 million and $21 million, respectively.

(c)
The tax cost (benefit) related to the adjustment for pension and other postretirement benefits for the three months ended March 31, 2019 and 2018 was $1 million and ($1) million, respectively. Reclassifications from AOCI are included in the computation of net periodic benefit costs (See Note 11, "Pensions and Other Postretirement Benefits").

(d)
The tax cost (benefit) related to the changes in the unrealized gain (loss) on derivatives was insignificant for the three months ended March 31, 2019, and was ($1) million for the three months ended March 31, 2018. Reclassifications from AOCI are included in the gain recognized on cash flow hedges (See Note 13, "Financial Instruments, Hedging Activities and Fair Value Measurements").

13.	Financial Instruments, Hedging Activities and Fair Value Measurements
Financial instruments include cash and cash equivalents, short-term investments, cash held in escrow, marketable equity securities, accounts receivable, company-owned life insurance, accounts payable, short-term and long-term debt instruments, and derivatives. The fair values of these financial instruments approximated their carrying values at March 31, 2019 and December 31, 2018, in the aggregate, except for long-term debt instruments.
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
PPG’s policies do not permit speculative use of derivative financial instruments. PPG enters into derivative financial instruments with high credit quality counterparties and diversifies its positions among such counterparties in order to reduce its exposure to credit losses. The Company did not realize a credit loss on derivatives during the three month periods ended March 31, 2019 and 2018.
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

There were no derivative instruments de-designated or discontinued as hedging instruments during the three month periods ended March 31, 2019 and 2018 and there were no gains or losses deferred in Accumulated other comprehensive loss on the condensed consolidated balance sheet that were reclassified to Income before income taxes in the condensed consolidated income statement in the three month periods ended March 31, 2019 and 2018 related to hedges of anticipated transactions that were no longer expected to occur.
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
Cash Flow Hedges
PPG designates certain foreign currency forward contracts as cash flow hedges of the Company’s exposure to variability in exchange rates on third party transactions denominated in foreign currencies. Underlying notional amounts related to these foreign currency forward contracts were $69 million at March 31, 2019 and $50 million at December 31, 2018.
Net Investment Hedges
PPG uses cross currency swaps and foreign currency euro-denominated debt to hedge a significant portion of its net investment in its European operations, as follows:
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
As of March 31, 2019 and December 31, 2018, PPG had designated €2.3 billion of euro-denominated borrowings as hedges of a portion of its net investment in the Company's European operations. The carrying value of these instruments as of March 31, 2019 and December 31, 2018 was $2.6 billion and $2.7 billion, respectively.
Other Financial Instruments
PPG uses foreign currency forward contracts to manage net transaction exposures that do not qualify for hedge accounting; therefore, the change in the fair value of these instruments is recorded in Other charges in the condensed consolidated statement of income in the period of change. Underlying notional amounts related to these foreign currency forward contracts were $2.5 billion at both March 31, 2019 and December 31, 2018.
Gains/Losses Deferred in Accumulated Other Comprehensive Loss
As of March 31, 2019, the Company had accumulated pre-tax unrealized translation gains in Accumulated other comprehensive loss on the condensed consolidated balance sheet related to the euro-denominated borrowings, foreign currency forward contracts and the cross currency swaps of $231 million. As of December 31, 2018, the Company had accumulated pre-tax unrealized translation gains of $161 million.
The following table summarizes the location within the condensed consolidated financial statements and amount of gains (losses) related to derivative financial instruments activity for the three months ended March 31, 2019 and 2018. All dollar amounts are shown on a pre-tax basis.

	March 31, 2019		March 31, 2018
($ in millions)	Gain Deferred in OCI	Gain (Loss) Recognized	Loss Deferred in OCI	Gain (Loss) Recognized	Caption In Condensed Consolidated Statement of Income
Economic
Foreign currency forward contracts	$—	$6	$—	$4	Other charges
Fair Value
Interest rate swaps	—	—	—	1	Interest expense
Cash Flow
Foreign currency forward contracts(1)	—	(1)	(6)	(3)	Other charges and Cost of sales
Total Cash Flow	$—	$5	($6)	$2
Net Investment
Cross currency swaps	$13	$4	($26)	$1	Interest expense
Foreign denominated debt	57	—	(68)	—
Total Net Investment	$70	$4	($94)	$1

(1)	For the period ended March 31, 2019, the amounts excluded from effectiveness testing recognized in earnings based on an amortized approach was expense of $1 million.
Fair Value Measurements
The Company follows a fair value measurement hierarchy to measure its assets and liabilities. As of March 31, 2019 and December 31, 2018, the assets and liabilities measured at fair value on a recurring basis were cash equivalents, equity securities and derivatives. In addition, the Company measures its pension plan assets at fair value (see Note 13, "Employee Benefit Plans" under Item 8 in the 2018 Form 10-K for further details). The Company's financial assets and liabilities are measured using inputs from the following three levels:
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
Level 3 inputs are unobservable inputs employed for measuring the fair value of assets or liabilities. The Company does not have any recurring financial assets or liabilities that are recorded in its consolidated balance sheets as of March 31, 2019 and December 31, 2018 that are classified as Level 3 inputs.

Assets and liabilities reported at fair value on a recurring basis:

	March 31, 2019			December 31, 2018
($ in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Other current assets:
Marketable equity securities	$4	$—	$—	$4	$—	$—
Foreign currency forward contracts (a)	—	1	—	—	—	—
Foreign currency forward contracts (b)	—	29	—	—	45	—
Investments:
Marketable equity securities	78	—	—	69	—	—
Other assets:
Cross currency swaps (c)	—	48	—	—	35	—
Interest rate swaps (d)	—	18	—	—	8	—
Liabilities:
Accounts payable and accrued liabilities:
Foreign currency forward contracts (a)	—	1	—	—	1	—
Foreign currency forward contracts (b)	—	15	—	—	9	—

(a) Cash flow hedges	(c) Net investment hedges
(b) Derivatives not designated as hedging instruments	(d) Fair value hedges
Long-Term Debt

($ in millions)	March 31, 2019 (a)	December 31, 2018 (b)
Long-term debt - carrying value	$5,254	$5,000
Long-term debt - fair value	$5,447	$5,101
(a) Excluding finance lease obligations of $12 million and short term borrowings of $13 million as of March 31, 2019.
(b) Excluding capital lease obligations of $12 million and short term borrowings of $4 million as of December 31, 2018.
The fair values of the debt instruments were based on discounted cash flows and interest rates then currently available to the Company for instruments of the same remaining maturities and were measured using level 2 inputs.

14.	Stock-Based Compensation
The Company’s stock-based compensation includes stock options, restricted stock units (“RSUs”) and grants of contingent shares that are earned based on achieving targeted levels of total shareholder return. All current grants of stock options, RSUs and contingent shares are made under the PPG Industries, Inc. Amended and Restated Omnibus Incentive Plan (“PPG Amended Omnibus Plan”), which was amended and restated effective April 21, 2016. Shares available for future grants under the PPG Amended Omnibus Plan were 7.4 million as of March 31, 2019.
Stock-based compensation and the income tax benefit recognized during the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31
($ in millions)	2019	2018
Stock-based compensation	$9	$9
Income tax benefit recognized	$2	$2

Grants of stock-based compensation during the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31
	2019		2018
Grant Details	Shares	Fair Value	Shares	Fair Value
Stock options	588,870	$22.50	517,433	$25.38
Restricted stock units	179,564	$103.35	168,432	$110.28
Contingent shares (a)	51,850	$109.74	49,278	$116.32
(a) The number of contingent shares represents the target value of the award.
Stock options are generally exercisable 36 months after being granted and have a maximum term of 10 years. Compensation expense for stock options is recorded over the vesting period based on the fair value on the date of grant. The fair value of the stock option grants issued during the three months ended March 31, 2019 was calculated with the following weighted average assumptions:

Weighted average exercise price	$109.74
Risk-free interest rate	2.6%
Expected life of option in years	6.5
Expected dividend yield	1.6%
Expected volatility	20.0%
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
Current open and active claims post-Pittsburgh Corning bankruptcy
As of March 31, 2019, the Company was aware of approximately 460 open and active asbestos-related claims pending against the Company and certain of its subsidiaries. These claims consist primarily of non-PC Relationship Claims and claims against a subsidiary of PPG. The Company is defending the remaining open and active claims vigorously.
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
PPG has established reserves totaling approximately $180 million for asbestos-related claims that would not be channeled to the Trust which, based on presently available information, we believe will be sufficient to encompass all of PPG’s current and potential future asbestos liabilities.  These reserves include a $162 million reserve established in 2009 in connection with an amendment to the PC plan of reorganization.  These reserves, which are included within Other liabilities on the accompanying condensed consolidated balance sheets, represent PPG’s best estimate of its liability for these claims. PPG does not have sufficient current claim information or settlement history on which to base a better estimate of this liability in light of the fact that the Bankruptcy Court’s injunction staying most asbestos claims against the Company was in effect from April 2000 through May 2016. PPG will monitor the activity associated with its remaining asbestos claims and evaluate, on a periodic basis, its estimated liability for such claims, its insurance assets then available, and all underlying assumptions to determine whether any adjustment to the reserves for these claims is required.
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
Environmental Matters
It is PPG’s policy to accrue expenses for environmental contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Reserves for environmental contingencies are exclusive of claims against third parties and are generally not discounted. In management’s opinion, the Company operates in an environmentally sound manner and the outcome of the Company’s environmental contingencies will not have a material effect on PPG’s financial position or liquidity; however, any such outcome may be material to the results of operations of any particular period in which costs, if any, are recognized. Management anticipates that the resolution of the Company’s environmental contingencies will occur over an extended period of time. See Note 14, "Commitments and Contingent Liabilities," under Item 8 of the 2018 Form 10-K for additional descriptions of the following environmental matters.
As of March 31, 2019 and December 31, 2018, PPG had reserves for environmental contingencies associated with PPG’s former chromium manufacturing plant in Jersey City, N.J. (“New Jersey Chrome”) and for other environmental contingencies, including National Priority List sites and legacy glass and chemical manufacturing sites. These reserves are reported as Accounts payable and accrued liabilities and Other liabilities in the accompanying condensed consolidated balance sheet.

Environmental Reserves
($ in millions)	March 31, 2019	December 31, 2018
New Jersey Chrome	$137	$151
Glass and chemical	68	90
Other	61	50
Total	$266	$291
Current portion	$109	$105
Pre-tax charges against income for environmental remediation costs are included in Other charges in the accompanying condensed consolidated statement of income. The pre-tax charges and cash outlays related to such environmental remediation for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31
($ in millions)	2019	2018
Environmental remediation pre-tax charges	$16	$34
Cash outlays for environmental remediation activities	$16	$17
In the first quarter of 2019, a one-time charge was taken to increase an existing legacy reserve classified within "Other" sites above by $10 million. In the first quarter of 2018, charges were taken to increase the existing reserves for the New Jersey Chrome and glass and chemical sites by $26 million and $8 million, respectively.
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
Groundwater remediation at the former Garfield Avenue chromium manufacturing site and five adjacent sites is expected to occur over several years after NJDEP's approval of the work plan. Ongoing groundwater monitoring will be utilized to develop a final groundwater remedial action work plan which is currently expected to be submitted to NJDEP in 2021.
PPG’s financial reserve for remediation of all New Jersey Chrome sites is $137 million at March 31, 2019. The major cost components of this liability continue to be related to excavation, transportation and disposal of impacted soil, as well as construction services. These components each account for approximately 19%, 17% and 31% of the accrued amount, respectively.
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
Remediation: Other Sites
Among other sites at which PPG is managing environmental liabilities, remedial actions are occurring at a legacy chemical manufacturing site in Barberton, Ohio, where PPG has completed a Facility Investigation and Corrective Measure Study under USEPA’s Resource Conservation and Recovery Act (“RCRA”) Corrective Action Program. PPG has also been addressing the impacts from a legacy plate glass manufacturing site in Kokomo, Indiana under the Voluntary Remediation Program of the Indiana Department of Environmental Management and a site associated with a legacy plate glass manufacturing site near Ford City, Pennsylvania under the Pennsylvania Land Recycling Program under the oversight of the Pennsylvania Department of Environmental Protection. PPG is currently performing additional investigation and remedial activities at these locations.
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
Other Matters
The Company had outstanding letters of credit and surety bonds of $143 million and guarantees of $14 million as of March 31, 2019. The Company does not believe any loss related to such guarantees is likely.

16.	Revenue Recognition
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
The Company also provides services by applying coatings to customers' manufactured parts and assembled products and by providing technical support to certain customers. Performance obligations are satisfied over time as critical milestones are met and as services are provided. PPG is entitled to payment as the services are rendered. For the three months ended March 31, 2019 and 2018, service revenue constituted approximately 5% of total revenue.
Net sales by segment and region for the three months ended March 31, 2019 and 2018 were as follows:

($ in millions)	Performance Coatings		Industrial Coatings		Total Net Sales
	Three Months Ended March 31		Three Months Ended March 31		Three Months Ended March 31
	2019	2018	2019	2018	2019	2018
United States and Canada	$953	$974	$613	$611	$1,566	$1,585
EMEA	688	707	426	473	1,114	1,180
Asia-Pacific	243	242	340	388	583	630
Latin America	224	237	137	149	361	386
Total	$2,108	$2,160	$1,516	$1,621	$3,624	$3,781

17.	Reportable Business Segment Information
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
The Industrial Coatings reportable segment is comprised of the automotive original equipment manufacturer (“OEM”) coatings, industrial coatings, packaging coatings, and the specialty coatings and materials operating segments. This reportable segment primarily supplies a variety of protective and decorative coatings and finishes along with adhesives, sealants, metal pretreatment products, optical monomers and coatings, precipitated silicas, and other specialty materials.

Reportable segment net sales and segment income for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31
($ in millions)	2019	2018
Net sales:
Performance Coatings	$2,108	$2,160
Industrial Coatings	1,516	1,621
Total	$3,624	$3,781
Segment income:
Performance Coatings	$297	$280
Industrial Coatings	218	239
Total	$515	$519
Corporate	(45)	(43)
Interest expense, net of interest income	(25)	(21)
Legacy items (a)	(2)	4
Environmental remediation charges	(10)	(34)
Release of business restructuring reserves	3	—
Accelerated depreciation and other costs from restructuring actions	(6)	—
Acquisition-related costs (b)	(7)	—
Costs associated with ongoing accounting investigations	(4)	—
Costs related to customer assortment change	—	(4)
Income before income taxes	$419	$421

(a)
Legacy items include current costs related to former operations of the Company, including pension and other postretirement benefit costs, certain charges for legal matters and certain recurring environmental remediation costs, and certain other charges which are not associated with PPG's current business portfolio.

(b)
Acquisition-related costs include advisory, legal, accounting, valuation, and other professional or consulting fees incurred to effect significant acquisitions, as well as similar fees and other costs to effect divestitures not classified as discontinued operations. These costs also include the flow-through cost of sales for the step up to fair value of inventory acquired in acquisitions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and the notes thereto included in the condensed consolidated financial statements in Part I, Item 1, “Financial Statements,” of this report and in conjunction with the 2018 Form 10-K.
Executive Overview
Below are our key financial results for the three months ended March 31, 2019:

•	Net sales were approximately $3.6 billion, down 4.2% compared to the prior year.

•	Cost of sales, exclusive of depreciation and amortization ("Cost of sales") was $2.1 billion, down 5.0% versus prior year. As a percentage of sales, Cost of sales decreased 0.5%.

•	Selling, general and administrative ("SG&A") expense was $889 million, down 1.9% year-over-year. As a percentage of sales, SG&A expense increased 0.5%.

•	Income before income taxes was $419 million.

•	The reported effective tax rate was 24.3%. The adjusted effective tax rate was 24.4%.

•	Income from continuing operations, net of tax (attributable to PPG) was $312 million.

•	Earnings per diluted share from continuing operations was $1.31.

For the three months ended March 31, 2019:

•	Cash flows used by operating activities - continuing operations was $66 million, an increase of $162 million year-over-year.

•	Capital expenditures, including business acquisitions (net of cash acquired), was $104 million.

•	The Company paid $113 million in dividends and repurchased $175 million of its outstanding common stock.
Performance in the first quarter of 2019 compared to the first quarter of 2018
Performance Overview
Net Sales by Region

	Three Months Ended March 31		Percent Change
($ in millions, except percentages)	2019	2018	2019 vs. 2018
United States and Canada	$1,566	$1,585	(1.2)%
Europe, Middle East and Africa (EMEA)	1,114	1,180	(5.6)%
Asia-Pacific	583	630	(7.5)%
Latin America	361	386	(6.5)%
Total	$3,624	$3,781	(4.2)%
Net sales decreased $157 million due to the following:
● Unfavorable foreign currency translation (-4%)
● Lower sales volumes (-3%)
Partially offset by:
● Higher selling prices (+3%)
● Slightly higher acquisition-related sales, net of dispositions
Higher selling prices were achieved across all businesses, reflecting the value of our products and services. These increases helped to offset persistent raw material and logistics cost inflation.
U.S and Canada net sales decreased, primarily driven by lower sales volumes.
Europe, Middle East and Africa ("EMEA") net sales decreased, driven by unfavorable foreign currency translation.
Asia Pacific net sales decreased, driven by unfavorable foreign currency translation and lower sales volumes.
Latin America net sales decreased versus the prior year driven by lower sales volumes.
Foreign currency translation decreased net sales approximately $160 million as the U.S. dollar strengthened against several foreign currencies versus the prior year, most notably the euro, Mexican peso and Chinese yuan.
For specific business results see the Performance of Reportable Business Segments section within Item 2 of this Form 10-Q.
Cost of Sales, exclusive of depreciation and amortization

	Three Months Ended March 31		Percent Change
($ in millions, except percentages)	2019	2018	2019 vs. 2018
Cost of sales, exclusive of depreciation and amortization	$2,073	$2,181	(5.0)%
Cost of sales as a percentage of net sales	57.2%	57.7%	(0.5)%
Cost of sales, exclusive of depreciation and amortization, decreased $108 million primarily due to the following:
● Foreign currency translation
● Lower sales volumes
● Restructuring cost savings
Partially offset by:
● Cost of sales attributable to acquired businesses
● Raw materials and other cost inflation

Selling, general and administrative expenses

	Three Months Ended March 31		Percent Change
($ in millions, except percentages)	2019	2018	2019 vs. 2018
Selling, general and administrative expenses (SG&A)	$889	$906	(1.9)%
Selling, general and administrative expenses as a percentage of net sales	24.5%	24.0%	0.5%
SG&A expense decreased $17 million primarily due to the following:
● Foreign currency translation
● Restructuring cost savings
Partially offset by:
● Wage and other cost inflation
● SG&A expenses attributable to acquired businesses
Other costs and income

	Three Months Ended March 31		Percent Change
($ in millions, except percentages)	2019	2018	2019 vs. 2018
Interest expense, net of Interest income	$25	$21	19.0%
Other charges	$14	$41	(65.9)%
Other income	($16)	($24)	(33.3)%
Other charges
Other charges were lower in the three months ended March 31, 2019 compared to prior year due to lower environmental remediation charges of $16 million versus $34 million in 2018.
Other income
Other income was lower in the three months ended March 31, 2019 due to slightly lower equity earnings and royalty income compared to prior year.
Effective tax rate and earnings per diluted share

	Three Months Ended March 31		Percent Change
($ in millions, except percentages)	2019	2018	2019 vs. 2018
Income tax expense	$102	$87	17.2%
Effective tax rate	24.3%	20.7%	3.6%
Adjusted effective tax rate, continuing operations*	24.4%	20.9%	3.5%

Earnings per diluted share, continuing operations	$1.31	$1.31	—%
Adjusted earnings per diluted share*	$1.38	$1.42	(2.8)%
*See Regulation G Reconciliation below
The effective tax rate for the three months ending March 31, 2019 reflects the benefit of U.S. tax legislation enacted in December 2017 as well as the impact of certain discrete tax items. The Company expects that its full year 2019 adjusted effective tax rate will be between 23% and 25%.
Earnings per diluted share from continuing operations for the three months ended March 31, 2019 and 2018 remained the same year-over-year due to items described further in the Regulation G reconciliation. The Company benefited from the 10.7 million shares repurchased in the last nine months of 2018 and 1.6 million shares repurchased in the first quarter of 2019.

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

	Three Months Ended March 31, 2019
($ in millions, except percentages and per share amounts)	Income Before Income Taxes	Tax Expense	Effective Tax Rate	Net income from continuing operations (attributable to PPG)	Earnings per diluted share
As reported, continuing operations	$419	$102	24.3%	$312	$1.31
Adjusted for:
Acquisition-related costs	7	2	23.4%	5	0.02
Environmental remediation charge	10	2	24.3%	8	0.03
Costs associated with ongoing accounting investigations	4	1	24.3%	3	0.01
Release of business restructuring reserves	(3)	(1)	25.6%	(2)	(0.01)
Accelerated depreciation and other costs from restructuring actions	6	2	25.0%	4	0.02
Adjusted, continuing operations, excluding certain items	$443	$108	24.4%	$330	$1.38

	Three Months Ended March 31, 2018
($ in millions, except percentages and per share amounts)	Income Before Income Taxes	Tax Expense	Effective Tax Rate	Net income from continuing operations (attributable to PPG)	Earnings per diluted share
As reported, continuing operations	$421	$87	20.7%	$328	$1.31
Adjusted for:
Costs related to customer assortment change	4	1	24.3%	3	0.01
Environmental remediation charges	34	8	25.1%	26	0.10
Adjusted, continuing operations, excluding certain items	$459	$96	20.9%	$357	$1.42
Performance of Reportable Business Segments
Performance Coatings

	Three Months Ended March 31		$ Change	% Change
($ in millions, except per share amounts)	2019	2018	2019 vs. 2018	2019 vs. 2018
Net sales	$2,108	$2,160	($52)	(2.4)%
Segment income	$297	$280	$17	6.1%
Performance Coatings net sales decreased $52 million due to the following:

● Unfavorable foreign currency translation (-4%)
● Lower sales volumes (-2%)
Partially offset by:
● Higher selling prices (+3%)
● Slightly higher acquisition-related sales, net of dispositions
Higher selling prices were achieved across all businesses, reflecting the value of our products and services. These increases helped to offset persistent raw material and logistics cost inflation. Unfavorable foreign currency translation affected all businesses.
Architectural coatings - Americas and Asia-Pacific organic sales volumes were lower by a high-single-digit percentage primarily driven by certain previously announced customer assortment changes in the U.S. DIY channel. The U.S. and Canada company-owned stores network grew same store sales by a low-single-digit percentage. The PPG-Comex architectural coatings businesses had slightly lower organic sales due to the timing of the annual Easter promotion.
Architectural coatings - EMEA organic sales increased by a mid-single-digit percentage year-over-year, including volume growth in all key regions.
Automotive refinish coatings organic sales decreased by a low-single-digit percentage year-over-year. Sales volumes were impacted by lower sales in Europe due to pre-buying in the fourth quarter ahead of a January price increase. U.S. market demand was soft evidenced by lower collision claims during the quarter.
Aerospace coatings sales volumes grew by over 10 percent, marking the fourth consecutive quarter of more than 10 percent sales volume growth. This increase was supported by market outperformance in all major platforms stemming from technology-advantaged products and robust industry demand.
Protective and marine coatings sales volumes increased by a low-teen-digit percentage driven by strong sales volumes in China.
Segment income increased $17 million year-over-year due to higher selling prices and continued cost management offset by the earnings impact of lower sales volumes, raw material and logistics cost inflation and unfavorable foreign currency translation of approximately $10 million.
Looking Ahead
Looking ahead, raw material and logistics cost inflation is expected to continue in the second-quarter of 2019 at more moderate levels. Sales will be sequentially higher due to normal seasonality. Acquisition-related sales are forecast to add about $15 million of sales growth primarily from the SEM acquisition. Based on current exchange rates, foreign currency translation is expected to have an unfavorable impact on segment sales of about $80 million.
From a business perspective, continued strong performance is expected in aerospace coatings in the second quarter albeit with growth rates slightly below recent quarters as year-over-year comparisons become more challenging due to recent strong growth performance. For architectural coatings - EMEA, second quarter net sales are expected to be higher sequentially due to normal seasonal patterns. Net sales in architectural coatings - Americas and Asia-Pacific are expected to be lower in the second quarter due to DIY channel customer assortment changes that occurred in 2018, similar to the first quarter. Protective and marine coatings sales volume growth is expected to continue at lower levels sequentially.
Industrial Coatings

	Three Months Ended March 31		$ Change	% Change
($ in millions, except per share amounts)	2019	2018	2019 vs. 2018	2019 vs. 2018
Net sales	$1,516	$1,621	($105)	(6.5)%
Segment income	$218	$239	($21)	(8.8)%
Industrial Coatings segment net sales decreased $105 million due to the following:
● Lower sales volumes (-5%)
● Unfavorable foreign currency translation (-5%)
Partially offset by:
● Higher selling prices (+2%)
● Slightly higher acquisition-related sales, net of dispositions

Higher selling prices were achieved across all businesses, reflecting the value of our products and services. These increases helped to offset persistent raw material and logistics cost inflation. Unfavorable foreign currency translation affected all businesses.
Sales volumes decreased a high-single-digit percentage in the automotive OEM coatings business versus the prior year, which was consistent with the overall global industry automotive build rate. PPG’s sales volume was lower than market performance in the U.S. and Canada region due to certain customers having longer production curtailments. Partially offsetting the lower sales volumes were higher selling prices in all major regions.
Aggregate industrial coatings and specialty coatings and materials sales volumes were down a low-single-digit percentage in the first quarter. Sales volumes were impacted by lower coil, general finishes, and automotive accessories end-use demand. Selling prices continued to increase during the quarter.
Packaging coatings sales volumes were down a low-single-digit percentage versus the prior year, as year-over-year growth moderated due to more modest customer adoption rates for new technologies. Sales volumes increased in Latin America due to recent customer wins in the region.
Segment income decreased $21 million year-over-year. Segment income benefited from improving selling prices and from prior business restructuring actions, which were more than offset by the earnings impact of lower sales volumes and elevated raw material and logistics costs. Unfavorable foreign currency translation decreased segment income by approximately $10 million, primarily related to the Chinese yuan, Mexican peso and the euro.
Looking ahead
Looking ahead, greater volatility in global industrial demand is expected to continue through the second quarter with inconsistencies by region. The carryover impact from 2018 cost inflation and significantly unfavorable foreign currency translation will impact second quarter earnings. The Company will continue to prioritize implementing selling price increases and operating margin recovery.
From a business perspective, industrial coatings and specialty coatings and materials sales volumes are anticipated to be moderately lower in the second quarter due to softer industrial production activity. In addition, acquisition-related sales are forecast to add about $80 million of sales growth from the Whitford and Hemmelrath acquisitions. Packaging coatings sales volume growth will continue to be modest due to lower customer adoption rates for new technologies and the anniversary of prior-year customer conversions. Global automotive industry demand is expected to remain soft in the second quarter for most regions with greater volatility expected in China and Europe.
Liquidity and Capital Resources
PPG had cash and short-term investments totaling $0.8 billion and $1.0 billion at March 31, 2019 and December 31, 2018, respectively.
Cash used by operating activities - continuing operations for the three months ended March 31, 2019 was $66 million. Cash used by operating activities - continuing operations was $228 million for the three months ended March 31, 2018. Operating cash flow increased primarily due to less growth in working capital in the first quarter of 2019 compared to the prior year.
Other uses of cash during the three months ended March 31, 2019 included:

•	Capital expenditures, excluding acquisitions, of $47 million.

•	Business acquisition cash spending of $57 million.

•	Cash dividends paid of $113 million.

•	Share repurchases of $175 million completed to offset the dilution related to the shares reissued in the acquisition of Whitford.
During the quarter, PPG issued $300 million of commercial paper borrowings. The Company's commercial paper borrowings are supported by the five-year credit agreement (the "Credit Agreement") entered into in 2015. As a result, the commercial paper borrowings as of March 31, 2019 are classified as long-term debt based on PPG's intent and ability to refinance these borrowings on a long-term basis. In February 2018, PPG completed a public debt offering of $300 million aggregate principal amount of 3.2% notes due 2023 and $700 million aggregate principal amount of 3.75% notes due 2028 and received aggregate net proceeds of $992 million.
Total capital spending in 2019 is expected to be in the range of 2.5% to 3.0% of full year sales. PPG expects to make mandatory contributions to its non-U.S. pension plans in the range of $15 million to $25 million during the remaining nine months of 2019. PPG may make voluntary contributions to its defined benefit pension plans in 2019 and beyond.

A primary focus for the Company in 2019 will continue to be cash deployment focused on long-term shareholder value creation.
PPG's ratio of total debt, including finance leases, to total debt and equity was 52% at March 31, 2019 and December 31, 2018.
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

($ in millions, except percentages)	March 31, 2019	December 31, 2018	March 31, 2018
Trade Receivables, Net	$2,832	$2,505	$2,979
Inventories, FIFO	2,091	1,896	2,073
Trade Creditors’ Liabilities	2,316	2,177	2,492
Operating Working Capital	$2,607	$2,224	$2,560
Operating Working Capital as a % of Sales	18.0%	15.3%	16.9%
Days sales outstanding	63	56	63
Days payable outstanding	97	96	98
Other Liquidity Information
The Company continues to believe that cash on hand and short term investments, cash from operations and the Company's access to capital markets will continue to be sufficient to fund our operating activities, capital spending, acquisitions, dividend payments, debt service, share repurchases, contributions to pension plans and PPG's contractual obligations.
Environmental

	Three Months Ended March 31
($ in millions)	2019	2018
Cash outlays for environmental remediation activities	$16	$17

($ in millions)	Remainder of 2019	Annually 2020 - 2023
Projected future cash outlays for environmental remediation activities	$65 - $85	$20 - $50
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
We expect to achieve the full-year annualized targeted cost savings of $125 million in 2019. Restructuring savings from the 2018 and 2016 programs are expected to be between $60 million and $70 million in 2019.
In addition, the Company continues to review its cost structure to identify additional cost savings opportunities. See Note 7, “Business Restructuring,” to the accompanying condensed consolidated financial statements for further details on the Company's business restructuring programs.
Currency
Comparing exchange rates as of December 31, 2018 to March 31, 2019, the U.S. dollar weakened against numerous currencies in which PPG operates, most notably the U.K. pound, the Canadian dollar, the Mexican pesos, and the Chinese yuan. As a result, consolidated net assets at March 31, 2019 decreased by $82 million compared to December 31, 2018.

Comparing exchange rates during the first three months of 2019 to those of the first three months of 2018, the U.S. dollar strengthened against the currencies of most countries in which PPG operates, most notably the euro, U.K. pound, Chinese yuan and several other currencies in South America, Eastern Europe, and Asia. This had an unfavorable impact on Income before income taxes for the three months ended March 31, 2019 of $18 million from the translation of these foreign earnings into U.S. dollars.
New Accounting Standards
See Note 2, “New Accounting Standards,” to the accompanying condensed consolidated financial statements for further details on recently issued accounting guidance.
Commitments and Contingent Liabilities, including Environmental Matters
PPG is involved in a number of lawsuits and claims, both actual and potential, including some that it has asserted against others, in which substantial monetary damages are sought. See Part II, Item 1, “Legal Proceedings” of this Form 10-Q and Note 15, “Commitments and Contingent Liabilities” to the accompanying condensed consolidated financial statements for a description of certain of these lawsuits.
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
As also discussed in Note 15, PPG has significant reserves for environmental contingencies. Please refer to the Environmental Matters section of Note 15 for details of these reserves. A significant portion of our reserves for environmental contingencies relate to ongoing remediation at PPG's former chromium manufacturing plant in Jersey City, N.J. and associated sites ("New Jersey Chrome"). The Company continues to analyze, assess and remediate the environmental issues associated with New Jersey Chrome. Information will continue to be generated from the ongoing groundwater remedial investigation activities related to New Jersey Chrome and will be incorporated into a final draft remedial action work plan for groundwater expected to be submitted to the New Jersey Department of Environmental Protection no later than 2021.
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
Many factors could cause actual results to differ materially from the Company’s forward-looking statements. Such factors include global economic conditions, increasing price and product competition by foreign and domestic competitors, fluctuations in cost and availability of raw materials, the ability to achieve selling price increases, the ability to recover margins, customer inventory levels, our ability to maintain favorable supplier relationships and arrangements, the timing of and the realization of anticipated cost savings from restructuring initiatives, the ability to identify additional cost savings opportunities, difficulties in integrating acquired businesses and achieving expected synergies therefrom, economic and political conditions in the markets we serve, the ability to penetrate existing, developing and emerging foreign and domestic markets, foreign exchange rates and fluctuations in such rates, fluctuations in tax rates, the impact of future legislation, the impact of environmental regulations, unexpected business disruptions, the effectiveness of our internal control over financial reporting, the results of governmental actions relating to pending investigations, the results of shareholder actions relating to the restatement of our financial statements and the unpredictability of existing and possible future litigation. However, it is not possible to predict or identify all such factors.

Consequently, while the list of factors presented here and in the 2018 Form 10-K under Item 1A are considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements.
Consequences of material differences in the results compared with those anticipated in the forward-looking statements could include, among other things, lower sales or income, business disruption, operational problems, financial loss, legal liability to third parties, other factors set forth in Item 1A of the 2018 Form 10-K and similar risks, any of which could have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Risk
As of March 31, 2019 and December 31, 2018, PPG had non-U.S. dollar denominated borrowings outstanding of billion and $2.6 billion. A weakening of the U.S. dollar by 10% against European currencies and by 20% against Asian and South American currencies would have resulted in unrealized translation losses on these borrowings of $294 million as of March 31, 2019 and $299 million as of December 31, 2018.
The fair value of foreign currency forward contracts outstanding as of March 31, 2019 and December 31, 2018 was an asset of $14 million and $36 million, respectively. The potential reduction in PPG's Income before income taxes resulting from the impact of adverse changes in exchange rates on the fair value of its outstanding foreign currency hedge contracts of 10% for European and Canadian currencies and 20% for Asian and Latin American currencies for the three months ended March 31, 2019 was $266 million and $291 million for the period ended December 31, 2018.
In February 2018, PPG entered into U.S. dollar to euro cross currency swap contracts with a total notional amount of $575 million outstanding, resulting in an asset with a fair value of $48 million and $35 million as of March 31, 2019 and December 31, 2018, respectively. A 10% increase in the value of the euro to the U.S. dollar would have had an unfavorable effect on the fair value of these swap contracts by reducing the value of these instruments by $54 million and $57 at March 31, 2019 and December 31, 2018, respectively.
Interest Rate Risk
In March of 2018, PPG entered into interest rate swaps which converted $525 million of fixed rate debt to variable rate debt. The fair value of these contracts were assets of $18 million and $8 million as of March 31, 2019 and December 31, 2018, respectively. An increase in variable interest rates of 10% would lower the fair value of these swaps and increase interest expense by $10 million over the term of the instruments for the periods ended March 31, 2019 and December 31, 2018. A 10% increase in the interest rates in the U.S., Canada, Mexico and Europe and a 20% increase in the interest rates in Asia and south America would have an insignificant effect on PPG's variable rate debt obligations and interest expense for the periods ended March 31, 2019 and December 31, 2018, respectively. Further a 10% reduction in interest rates would have increased the present value of the Company's fixed rate debt by approximately $74 million and $84 million as of March 31, 2019 and December 31, 2018, respectively; however, such changes would not have had an effect on PPG's income before taxes or cash flows for the periods ended March 31, 2019 and December 31, 2018.
There were no other material changes in the Company’s exposure to market risk from December 31, 2018 to March 31, 2019. See Note 13, “Financial Instruments, Hedging Activities and Fair Value Measurements” for a description of our instruments subject to market risk.
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
The Company has self-reported to the SEC information concerning the internal investigation of accounting matters described in the Explanatory Note and in Note 2, “Restatement of Previously Reported Consolidated Annual Financial Statements" under Item 8 of the 2017 Form 10-K/A. The Company continues to cooperate fully with the SEC’s ongoing investigation relating to these accounting matters. The Company is also cooperating fully with an investigation into the same accounting matters commenced by the U.S. Attorney’s Office for the Western District of Pennsylvania.
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
From the late 1880’s until the early 1970’s, PPG owned property located in Cadogan and North Buffalo Townships, Pennsylvania which was used for the disposal of solid waste from PPG’s former glass manufacturing facility in Ford City, Pennsylvania. In October 2018, the Pennsylvania Department of Environmental Protection (the “DEP”) approved PPG’s cleanup plan for the Cadogan Property. In April 2019, PPG and the DEP entered into a consent order and agreement (“CO&A”) which incorporated PPG’s approved cleanup plan and a draft final permit for the collection and discharge of seeps emanating from the former disposal area. The CO&A includes a civil penalty of $1.2 million for alleged past unauthorized discharges. PPG’s former disposal area is also the subject of a citizens’ suit filed by the Sierra Club and PennEnvironment seeking remedial measures beyond the measures specified in PPG’s approved cleanup plan, a civil penalty in addition to the penalty included in the CO&A and plaintiffs’ attorneys fees. PPG believes that the citizen’s suit is without merit and intends to defend itself vigorously.
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
Item 1A. Risk Factors
There were no material changes in the Company’s risk factors from the risks disclosed in the 2018 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table summarizes the Company's stock repurchase activity for the three months ended March 31, 2019:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Programs (1)
January 2019
Repurchase program	—	$—	—	17,406,935
February 2019
Repurchase program	—	$—	—	16,391,777
March 2019
Repurchase program	1,588,620	$110.18	1,588,620	14,710,341
Total quarter ended March 31, 2019
Repurchase program	1,588,620	$110.18	1,588,620	14,710,341

(1)
In December 2017, PPG's board of directors approved a $2.5 billion share repurchase program. The remaining shares yet to be purchased under the program has been calculated using PPG’s closing stock price on the last business day of the respective month. This repurchase program has no expiration date.

Item 6. Exhibits
See the Index to Exhibits on page 35.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Index to Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q.

†*10.1	Post-Termination Agreement, dated March 28, 2019 by and between Jean-Marie Greindl and PPG Industries Europe SarL.
†31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
††32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
††32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
† Filed herewith.
†† Furnished herewith.
*Management contracts, compensatory plans, or arrangements required to be filed as an exhibit hereto pursuant to Item 601 of Regulation S-K.
**Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income for the three months ended March 31, 2019 and 2018, (ii) the Condensed Consolidated Balance Sheet at March 31, 2019 and December 31, 2018, (iii) the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2019 and 2018, and (iv) Notes to Condensed Consolidated Financial Statements for the three months ended March 31, 2019.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PPG INDUSTRIES, INC.
(Registrant)

Date:	April 19, 2019	By:	/s/ Vincent J. Morales
Vincent J. Morales
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

		By:	/s/ William E. Schaupp
William E. Schaupp
Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)