Form 10-Q
period 2019-06-30
PPG INDUSTRIES INC
filed 2019-07-19
CIK 79879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
  –––––––––––––––––––––––––––––––––––––––––––––––––
FORM 10-Q
 –––––––––––––––––––––––––––––––––––––––––––––––––
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2019
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission file number 1-1687
––––––––––––––––––––––––––––––––––––––––––––––––––––––––––––––––––––––––––––
PPG INDUSTRIES INC.
(Exact name of registrant as specified in its charter)
––––––––––––––––––––––––––––––––––––––––––––––––––––––––––––––––––––––––––––
25-0730780
(I.R.S. Employer Identification No.)
Pennsylvania
(State or Other Jurisdiction of Incorporation or Organization)
One PPG Place, Pittsburgh, Pennsylvania
(Address of Principal Executive Offices)
15272
(Zip Code)
(412) 434-3131
(Registrant’s Telephone Number, Including Area Code)
Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $1.66 2/3	PPG	New York Stock Exchange
0.000% Notes due 2019	PPG 19	New York Stock Exchange
0.875% Notes due 2022	PPG 22	New York Stock Exchange
0.875% Notes due 2025	PPG 25	New York Stock Exchange
1.400% Notes due 2027	PPG 27	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☑	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☐
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☑
As of June 30, 2019, 236,292,889 shares of the Registrant’s common stock, par value $1.66 2/3 per share, were outstanding.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Income (Unaudited)
($ in millions, except per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Net sales	$4,024	$4,131	$7,648	$7,912
Cost of sales, exclusive of depreciation and amortization	2,288	2,379	4,361	4,560
Selling, general and administrative	934	945	1,823	1,851
Depreciation	91	91	177	178
Amortization	35	34	67	70
Research and development, net	111	114	216	226
Interest expense	35	31	66	57
Interest income	(7)	(7)	(13)	(12)
Business restructuring, net	176	83	173	83
Other charges	29	6	43	47
Other income	(31)	(24)	(47)	(48)
Income before income taxes	$363	$479	$782	$900
Income tax expense	86	104	188	191
Income from continuing operations	$277	$375	$594	$709
Income from discontinued operations, net of tax	2	—	2	6
Net income attributable to controlling and noncontrolling interests	$279	$375	$596	$715
Less: Net income attributable to noncontrolling interests	(7)	(4)	(12)	(10)
Net income (attributable to PPG)	$272	$371	$584	$705
Amounts attributable to PPG:
Income from continuing operations, net of tax	$270	$371	$582	$699
Income from discontinued operations, net of tax	2	—	2	6
Net income (attributable to PPG)	$272	$371	$584	$705

Earnings per common share:
Income from continuing operations, net of tax	$1.14	$1.51	$2.46	$2.83
Income from discontinued operations, net of tax	0.01	—	0.01	0.02
Net income (attributable to PPG)	$1.15	$1.51	$2.47	$2.85
Earnings per common share – assuming dilution:
Income from continuing operations, net of tax	$1.13	$1.51	$2.44	$2.81
Income from discontinued operations, net of tax	0.01	—	0.01	0.02
Net income (attributable to PPG)	$1.14	$1.51	$2.45	$2.83
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Comprehensive Income (Unaudited)
($ in millions)

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Net income attributable to the controlling and noncontrolling interests	$279	$375	$596	$715
Other comprehensive (loss) income, net of tax:
Defined benefit pension and other postretirement benefits	12	15	6	32
Unrealized foreign currency translation adjustments	(15)	(297)	66	(151)
Derivative financial instruments	(1)	2	(1)	—
Other comprehensive (loss) income, net of tax	($4)	($280)	$71	($119)
Total comprehensive income	$275	$95	$667	$596
Less: amounts attributable to noncontrolling interests:
Net income	(7)	(4)	(12)	(10)
Unrealized foreign currency translation adjustments	(2)	10	(1)	8
Comprehensive income attributable to PPG	$266	$101	$654	$594
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheet (Unaudited)
($ in millions)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$963	$902
Short-term investments	53	61
Receivables (less allowance for doubtful accounts of $26 and $24)	3,332	2,845
Inventories	1,945	1,783
Other current assets	414	370
Total current assets	$6,707	$5,961
Property, plant and equipment (net of accumulated depreciation of $3,963 and $3,828)	2,929	2,805
Goodwill	4,312	4,070
Identifiable intangible assets, net	2,081	1,972
Deferred income taxes	199	229
Investments	251	251
Operating lease right-of-use assets (Note 3)	731	—
Other assets	745	727
Total	$17,955	$16,015
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$3,746	$3,623
Restructuring reserves	139	99
Short-term debt and current portion of long-term debt	654	651
Current portion of operating lease liabilities (Note 3)	167	—
Total current liabilities	$4,706	$4,373
Long-term debt	4,845	4,365
Operating lease liabilities (Note 3)	572	—
Accrued pensions	637	645
Other postretirement benefits	621	629
Deferred income taxes	382	429
Other liabilities	1,005	842
Total liabilities	$12,768	$11,283
Commitments and contingent liabilities (Note 15)
Shareholders’ equity:
Common stock	969	969
Additional paid-in capital	913	788
Retained earnings	18,488	18,131
Treasury stock, at cost	(13,061)	(12,958)
Accumulated other comprehensive loss	(2,230)	(2,300)
Total PPG shareholders’ equity	$5,079	$4,630
Noncontrolling interests	108	102
Total shareholders’ equity	$5,187	$4,732
Total	$17,955	$16,015
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders' Equity (Unaudited)
($ in millions)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss)/Income	Total PPG	Non-controlling Interests	Total
January 1, 2019	$969	$788	$18,131	($12,958)	($2,300)	$4,630	$102	$4,732
Net income attributable to the controlling and noncontrolling interests	—	—	312	—	—	312	5	317
Other comprehensive income, net of tax	—	—	—	—	76	76	(1)	75
Cash dividends	—	—	(113)	—	—	(113)	—	(113)
Purchase of treasury stock	—	—	—	(175)	—	(175)	—	(175)
Issuance of treasury stock	—	121	—	63	—	184	—	184
Stock-based compensation activity	—	(10)	—	—	—	(10)	—	(10)
March 31, 2019	$969	$899	$18,330	($13,070)	($2,224)	$4,904	$106	$5,010
Net income attributable to the controlling and noncontrolling interests	—	—	272	—	—	272	7	279
Other comprehensive income, net of tax	—	—	—	—	(6)	(6)	2	(4)
Cash dividends	—	—	(114)	—	—	(114)	—	(114)
Issuance of treasury stock	—	7	—	9	—	16	—	16
Stock-based compensation activity	—	7	—	—	—	7	—	7
Dividends paid on subsidiary common stock to noncontrolling interests	—	—	—	—	—	—	(5)	(5)
Reductions in noncontrolling interests	—	—	—	—	—	—	(2)	(2)
June 30, 2019	$969	$913	$18,488	($13,061)	($2,230)	$5,079	$108	$5,187
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders' Equity (Unaudited)
($ in millions)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss)/Income	Total PPG	Non-controlling Interests	Total
January 1, 2018	$969	$756	$17,140	($11,251)	($2,057)	$5,557	$115	$5,672
Net income attributable to the controlling and noncontrolling interests	—	—	334	—	—	$334	6	$340
Other comprehensive loss, net of tax	—	—	—	—	159	$159	2	$161
Cash dividends	—	—	(112)	—	—	($112)	—	($112)
Purchase of treasury stock	—	—	—	(600)	—	($600)	—	($600)
Issuance of treasury stock	—	24	—	7	—	$31	—	$31
Stock-based compensation activity	—	(19)	—	—	—	($19)	—	($19)
Reductions in noncontrolling interests	—	—	—	—	—	$—	(2)	($2)
Reclassification from other comprehensive income to retained earnings - Adoption of ASU 2018-02	—	—	107	—	(107)	$—	—	$—
Adjustment to retained earnings - Adoption of ASU 2016-16	—	—	(4)	—	—	($4)	—	($4)
March 31, 2018	$969	$761	$17,465	($11,844)	($2,005)	$5,346	$121	$5,467
Net income attributable to the controlling and noncontrolling interests	—	—	371	—	—	371	4	375
Other comprehensive loss, net of tax	—	—	—	—	(270)	(270)	(10)	(280)
Cash dividends	—	—	(110)	—	—	(110)	—	(110)
Purchase of treasury stock	—	—	—	(463)	—	(463)	—	(463)
Issuance of treasury stock	—	1	—	2	—	3	—	3
Stock-based compensation activity	—	7	—	—	—	7	—	7
Dividends paid on subsidiary common stock to noncontrolling interests	—	—	—	—	—	—	(2)	(2)
Reductions in noncontrolling interests	—	—	—	—	—	—	(14)	(14)
June 30, 2018	$969	$769	$17,726	($12,305)	($2,275)	$4,884	$99	$4,983
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows (Unaudited)

	Six Months Ended June 30
($ in millions)	2019	2018
Operating activities:
Net income attributable to controlling and noncontrolling interests	$596	$715
Less: Income from discontinued operations	(2)	(6)
Income from continuing operations	$594	$709
Adjustments to reconcile net income to cash from operations:
Depreciation and amortization	244	248
Pension expense	25	20
Environmental remediation charges, net	40	34
Business restructuring, net	173	83
Impairment of a non-manufacturing asset	—	9
Stock-based compensation expense	19	18
Equity affiliate loss, net of dividends	6	6
Deferred income tax benefit	(7)	(13)
Cash contributions to pension plans	(6)	(35)
Cash used for restructuring actions	(23)	(34)
Change in certain asset and liability accounts:
Receivables	(431)	(626)
Inventories	(97)	(270)
Other current assets	(70)	(5)
Accounts payable and accrued liabilities	60	198
Taxes and interest payable	(21)	(130)
Noncurrent assets and liabilities, net	(10)	(30)
Other	(10)	(51)
Cash from operating activities - continuing operations	$486	$131
Cash used for operating activities - discontinued operations	(4)	—
Cash from operating activities	$482	$131
Investing activities:
Capital expenditures	(133)	(118)
Business acquisitions, net of cash balances acquired	(361)	(98)
Payments for the settlement of cross currency swap contracts	(6)	(17)
Proceeds from the settlement of cross currency swap	19	3
Other	24	13
Cash used for investing activities	($457)	($217)
Financing activities:
Net change in borrowing with maturities of three months or less	6	11
Net proceeds/(payments) on commercial paper and short-term debt	470	(1)
Proceeds from the issuance of debt, net of discounts and fees	—	992
Repayment of long-term debt	(2)	(3)
Repayment of acquired debt	(23)	—
Purchase of treasury stock	(175)	(1,063)
Issuance of treasury stock	22	10
Dividends paid	(227)	(222)
Payments related to tax withholding on stock-based compensation awards	(12)	(13)
Other	(27)	(16)
Cash from/(used for) financing activities	$32	($305)
Effect of currency exchange rate changes on cash and cash equivalents	4	(25)
Net decrease in cash and cash equivalents	$61	($416)
Cash and cash equivalents, beginning of period	902	1,436
Cash and cash equivalents, end of period	$963	$1,020

Supplemental disclosures of cash flow information:
Interest paid, net of amount capitalized	$68	$53
Taxes paid, net of refunds	$194	$234

Supplemental disclosure of noncash investing activities:
Reissuance of common stock for business acquisition	$164	$—
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation
The condensed consolidated financial statements included herein are unaudited and have been prepared following the requirements of the Securities and Exchange Commission (the "SEC") and accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim reporting. Under these rules, certain footnotes and other financial information that are normally required for annual financial statements can be condensed or omitted. These statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position and shareholders' equity of PPG as of June 30, 2019, and the results of its operations and cash flows for the three and six months ended June 30, 2019 and 2018. All intercompany balances and transactions have been eliminated. Material subsequent events are evaluated through the report issuance date and disclosed where applicable. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in PPG's 2018 Annual Report on Form 10-K (the "2018 Form 10-K").
Net sales, expenses, assets and liabilities can vary during each quarter of the year. Accordingly, the results of operations for the three and six months ended June 30, 2019 and the trends in these unaudited condensed consolidated financial statements may not necessarily be indicative of the results to be expected for the full year.

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
The components of lease expense were as follows:

($ in millions)	Classification in the Condensed Consolidated Statement of Income	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	Cost of sales, exclusive of depreciation and amortization	$9	$18
Operating lease cost	Selling, general and administrative	49	97
Total operating lease cost		$58	$115
Finance lease cost:
Amortization of right-of-use assets	Depreciation	$—	$1
Interest on lease liabilities	Interest Expense	1	1
Total finance lease cost		$1	$2
Total lease cost		$59	$117
Total operating lease cost is inclusive of the following:

($ in millions)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Variable lease costs	$3	$7
Short-term lease costs	$2	$3

Variable lease expense is based on contractual arrangements with PPG’s lessors determined based on external indices or other relevant market factors. In addition, PPG’s variable lease expense also includes elements of a contract that do not represent a good or service but for which the lessee is responsible for paying.

($ in millions)	Classification on the Condensed Consolidated Balance Sheet	June 30, 2019
Assets:
Operating	Operating lease right-of-use assets	$731
Finance (a)	Property, plant, and equipment	20
Total leased assets		$751
Liabilities:
Current
Operating	Current portion of operating lease liabilities	$167
Finance	Short-term debt and current portion of long-term debt	3
Noncurrent
Operating	Operating lease liabilities	572
Finance	Long-term debt	9
Total lease liabilities		$751

(a)	Net of accumulated depreciation of $11 million.

($ in millions)	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$105
Operating cash flows from finance leases	$—
Financing cash flows from finance leases	$3
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$80
Finance leases	$1

As of June 30, 2019
Weighted-average remaining lease term (in years)
Operating leases	7.4
Finance leases	6.1
Weighted-average discount rate
Operating leases	3.2%
Finance leases	9.1%

Nearly all of PPG’s lease contracts do not provide a readily determinable implicit rate. For these contracts, PPG’s estimated incremental borrowing rate is based on information available at the inception of the lease.
As of June 30, 2019, maturities of lease liabilities were as follows:

($ in millions)	Operating Leases	Finance Leases
Remaining six months of 2019	$100	$2
2020	164	3
2021	125	3
2022	98	2
2023	75	2
Thereafter	272	4
Total lease payments	$834	$16
Less: Interest	95	3
Total lease obligations	$739	$13

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
Acquisitions
On April 16, 2019, PPG completed the acquisition of Hemmelrath, an automotive coatings manufacturer. Headquartered in Klingenberg, Germany, Hemmelrath is a global manufacturer of coatings for automotive original equipment manufacturers ("OEMs"). The pro-forma impact on PPG's sales and results of operations, including the pro forma effect of events that are directly attributable to the acquisition, was not significant. The results of this business since the date of acquisition have been reported within the automotive original equipment manufacturer ("OEM") coatings business within the Industrial Coatings reportable segment.
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
Divestitures
Glass Segment
The Net sales and Income from discontinued operations, net of tax related to the former Glass reportable business segment for the six months ended June 30, 2018 were as follows:

($ in millions)	Six Months Ended June 30, 2018
Income from operations	$8
Income tax expense	2
Income from discontinued operations, net of tax	$6

5.	Inventories

($ in millions)	June 30, 2019	December 31, 2018
Finished products	$1,216	$1,105
Work in process	213	193
Raw materials	482	452
Supplies	34	33
Total Inventories	$1,945	$1,783

Most U.S. inventories are valued using the last-in, first-out method. These inventories represented approximately 33% and 36% of total inventories at June 30, 2019 and December 31, 2018, respectively. If the first-in, first-out method of inventory valuation had been used, inventories would have been $126 million and $113 million higher as of June 30, 2019 and December 31, 2018, respectively.

6.	Goodwill and Other Identifiable Intangible Assets
The change in the carrying amount of goodwill attributable to each reportable segment for the six months ended June 30, 2019 was as follows:

($ in millions)	Performance Coatings	Industrial Coatings	Total
January 1, 2019	$3,266	$804	$4,070
Acquisitions, including purchase accounting adjustments	1	231	232
Foreign currency impact	9	1	10
June 30, 2019	$3,276	$1,036	$4,312

A summary of the carrying value of the Company's identifiable intangible assets is as follows:

	June 30, 2019			December 31, 2018
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Indefinite-Lived Identifiable Intangible Assets
Trademarks	$1,156	N/A	$1,156	$1,140	N/A	$1,140
Definite-Lived Identifiable Intangible Assets
Acquired technology	$686	($533)	$153	$648	($515)	$133
Customer-related	1,511	(848)	663	1,396	(798)	598
Trade names	206	(104)	102	190	(96)	94
Other	46	(39)	7	44	(37)	7
Total Definite Lived Intangible Assets	$2,449	($1,524)	$925	$2,278	($1,446)	$832
Total Identifiable Intangible Assets	$3,605	($1,524)	$2,081	$3,418	($1,446)	$1,972

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives.
As of June 30, 2019, estimated future amortization expense of identifiable intangible assets is as follows:

($ in millions)	Future Amortization Expense
Remaining six months of 2019	$58
2020	105
2021	100
2022	90
2023	85
2024	70
Thereafter	417

7.	Business Restructuring
The Company records restructuring liabilities that represent charges incurred in connection with consolidations of certain operations, including operations from acquisitions, as well as headcount reduction programs. These charges consist primarily of severance costs and asset write-downs.
2019 Restructuring Program
In June 2019, the Company approved a business restructuring plan which included actions to reduce its global cost structure. The program is the result of a comprehensive internal operational assessment to identify further opportunities to improve the profitability of the overall business portfolio. This program includes further manufacturing optimization; targeted pruning of low-profit business in certain regions; exiting certain smaller product lines that are not meeting profitability objectives; reorganization of certain business unit cost structures based on the current economic climate; and certain redundancy actions related to recent acquisitions.
A pretax restructuring charge of $184 million was recorded in PPG's second quarter 2019 financial results. This charge represents employee severance and other cash costs. The majority of restructuring actions are expected to be completed by the end of the fourth quarter 2020 with the remainder of the actions expected to be completed in 2022. There was no material activity on this reserve during the second quarter.
2018 Restructuring Program
In April 2018, the Company approved a business restructuring plan which included actions to reduce its global cost structure. The program was in response to the impacts of customer assortment changes in our U.S. architectural coatings business during the first quarter 2018 and sustained, elevated raw material inflation. The program aims to further right-size employee headcount and production capacity in certain businesses based on product demand, as well as reductions in various global functional and administrative costs. Substantially all actions from this business restructuring plan are expected to be complete by the end of the first quarter of 2020.

2016 Restructuring Program
In December 2016, PPG’s Board of Directors approved a business restructuring program which includes actions necessary to reduce the Company's global cost structure. The program is focused on certain regions and end-use markets where business conditions were the weakest, as well as reductions in production capacity and various global functional and administrative costs. Substantially all actions from this business restructuring plan are expected to be complete by the end of the third quarter of 2019.
The following table summarizes the reserve activity for the six months ended June 30, 2019:

($ in millions)	Total Reserve
December 31, 2018	$110
Second quarter 2019 restructuring charge	184
Cash payments	(23)
Release of prior reserves	(11)
Foreign currency impact	1
June 30, 2019	$261

Adjustments of approximately $8 million and $11 million were recorded in the three and six months ended June 30, 2019, respectively, to reduce the remaining restructuring reserves to reflect the current estimate of the costs to complete these actions.

8.	Borrowings
During the six months of 2019, PPG issued $470 million of commercial paper. The Company's commercial paper borrowings are supported by the five-year credit agreement (the "Credit Agreement") entered into in 2015. As a result, the commercial paper borrowings as of June 30, 2019 are classified as long-term debt based on PPG's intent and ability to refinance these borrowings on a long-term basis.
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
The effect of dilutive securities on the weighted average common shares outstanding included in the calculation of earnings per diluted common share for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30		Six Months Ended June 30
(number of shares in millions)	2019	2018	2019	2018
Weighted average common shares outstanding	236.9	244.9	236.8	247.4
Effect of dilutive securities:
Stock options	0.7	0.8	0.7	0.8
Other stock compensation plans	0.7	0.7	0.6	0.7
Potentially dilutive common shares	1.4	1.5	1.3	1.5
Adjusted weighted average common shares outstanding	238.3	246.4	238.1	248.9

Dividends per common share	$0.48	$0.45	$0.96	$0.90

Excluded from the computation of earnings per diluted share due to their antidilutive effect were 1.0 million outstanding stock options for the three and six months ended June 30, 2019, and 1.1 million outstanding stock options for the three and six months ended June 30, 2018.

10.	Income Taxes

	Six Months Ended June 30
	2019	2018
Effective tax rate on pre-tax income from continuing operations	24.0%	21.2%

The effective tax rate of 24.0% for the six months ended June 30, 2019 reflects a benefit of $3 million of discrete items associated with PPG's U.S. and foreign jurisdictions. For the six months ended June 30, 2018, the effective tax rate was 21.2% inclusive of a $38 million benefit for discrete items. Income tax expense for the first six months of 2019 is based on an estimated annual effective rate, which requires management to make its best estimate of annual pretax income or loss.
During the year, PPG management regularly updates forecasted annual pretax results for the various countries in which PPG operates based on changes in factors such as prices, shipments, product mix, raw material inflation and manufacturing operations. To the extent that actual 2019 pretax results for U.S. and foreign income or loss vary from estimates, the actual Income tax expense recognized in 2019 could be different from the forecasted amount used to estimate the Income tax expense for the six months ended June 30, 2019.

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

The net periodic pension and other postretirement benefit costs for the three and six months ended June 30, 2019 and 2018 were as follows:

	Pension
	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2019	2018	2019	2018
Service cost	$5	$8	$11	$16
Interest cost	27	24	53	48
Expected return on plan assets	(35)	(38)	(70)	(76)
Amortization of actuarial losses	16	16	31	32
Net periodic benefit cost	$13	$10	$25	$20

	Other Postretirement Benefits
	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2019	2018	2019	2018
Service cost	$2	$3	$4	$5
Interest cost	7	6	13	12
Amortization of actuarial losses	2	4	4	9
Amortization of prior service credit	(15)	(15)	(29)	(30)
Net periodic benefit cost	($4)	($2)	($8)	($4)

PPG expects its 2019 net periodic pension and other postretirement benefit cost to be approximately $35 million, with pension expense representing approximately $50 million and other postretirement benefit cost representing a benefit of approximately $15 million.
Contributions to Defined Benefit Pension Plans

	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2019	2018	2019	2018
U.S. defined benefit pension contributions	$—	$—	$—	$25
Non-U.S. defined benefit pension mandatory contributions	$3	$5	$6	$10

PPG made a voluntary contribution of $25 million to its U.S. defined benefit pension plans in January 2018. PPG expects to make mandatory contributions to its non-U.S. pension plans in the range of $10 million to $20 million during the remaining six months of 2019. PPG may make voluntary contributions to its defined benefit pension plans in 2019 and beyond.

12.	Accumulated Other Comprehensive Loss

($ in millions)	Unrealized Foreign Currency Translation Adjustments		Pension and Other Postretirement Benefit Adjustments, net of tax (c)		Unrealized Gain (Loss) on Derivatives, net of tax (d)		Accumulated Other Comprehensive Loss
January 1, 2019		($1,734)		($568)		$2		($2,300)
Current year deferrals to AOCI (a)	44		—		—		44
Current year deferrals to AOCI, net of tax (b)	21		(1)		(2)		18
Reclassifications from AOCI to net income	—		7		1		8
Period change		$65		$6		($1)		$70
June 30, 2019		($1,669)		($562)		$1		($2,230)

January 1, 2018		($1,567)		($493)		$3		($2,057)
Current year deferrals to AOCI	(257)		—		—		(257)
Current year deferrals to AOCI, net of tax (b)	114		24		(1)		137
Reclassifications from AOCI to net income	—		8		1		9
Period change		($143)		$32		$—		($111)
Reclassification from AOCI to Retained earnings - Adoption ASU 2018-02		(23)		(84)		—		(107)
June 30, 2018		($1,733)		($545)		$3		($2,275)

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

(b)
The tax cost related to unrealized foreign currency translation adjustments on tax inter-branch transactions and net investment hedges for the six months ended June 30, 2019 and 2018 was $7 million and $31 million, respectively.

(c)
The tax cost (benefit) related to the adjustment for pension and other postretirement benefits for the six months ended June 30, 2019 and 2018 was $2 million and ($1) million, respectively. Reclassifications from AOCI are included in the computation of net periodic benefit costs (See Note 11, "Pensions and Other Postretirement Benefits").

(d)
The tax cost (benefit) related to the changes in the unrealized gain (loss) on derivatives for the six months ended June 30, 2019 and 2018 was $2 million and ($1) million, respectively. Reclassifications from AOCI are included in the gain recognized on cash flow hedges (See Note 13, "Financial Instruments, Hedging Activities and Fair Value Measurements").

13.	Financial Instruments, Hedging Activities and Fair Value Measurements
Financial instruments include cash and cash equivalents, short-term investments, cash held in escrow, marketable equity securities, accounts receivable, company-owned life insurance, accounts payable, short-term and long-term debt instruments, and derivatives. The fair values of these financial instruments approximated their carrying values at June 30, 2019 and December 31, 2018, in the aggregate, except for long-term debt instruments.
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
PPG’s policies do not permit speculative use of derivative financial instruments. PPG enters into derivative financial instruments with high credit quality counterparties and diversifies its positions among such counterparties in order to reduce its exposure to credit losses. The Company did not realize a credit loss on derivatives during the three and six month periods ended June 30, 2019 and 2018.
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

There were no derivative instruments de-designated or discontinued as hedging instruments during the three and six month periods ended June 30, 2019 and 2018 and there were no gains or losses deferred in Accumulated other comprehensive loss on the condensed consolidated balance sheet that were reclassified to Income before income taxes in the condensed consolidated income statement in the six month periods ended June 30, 2019 and 2018 related to hedges of anticipated transactions that were no longer expected to occur.
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
Cash Flow Hedges
PPG designates certain foreign currency forward contracts as cash flow hedges of the Company’s exposure to variability in exchange rates on third party transactions denominated in foreign currencies. Underlying notional amounts related to these foreign currency forward contracts were $71 million at June 30, 2019 and $50 million at December 31, 2018, respectively.
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
As of June 30, 2019 and December 31, 2018, PPG had designated €2.3 billion of euro-denominated borrowings as hedges of a portion of its net investment in the Company's European operations. The carrying value of these instruments as of June 30, 2019 and December 31, 2018 was $2.6 billion for both periods.
Other Financial Instruments
PPG uses foreign currency forward contracts to manage net transaction exposures that do not qualify for hedge accounting; therefore, the change in the fair value of these instruments is recorded in Other charges in the condensed consolidated statement of income in the period of change. Underlying notional amounts related to these foreign currency forward contracts were $2.7 billion and $2.5 billion at June 30, 2019 and December 31, 2018, respectively.
Gains/Losses Deferred in Accumulated Other Comprehensive Loss
As of June 30, 2019, the Company had accumulated pre-tax unrealized translation gains in Accumulated other comprehensive loss on the condensed consolidated balance sheet related to the euro-denominated borrowings, foreign currency forward contracts and the cross currency swaps of $188 million. As of December 31, 2018, the Company had accumulated pre-tax unrealized translation gains of $161 million.
The following table summarizes the location within the condensed consolidated financial statements and amount of gains (losses) related to derivative financial instruments activity for the six months ended June 30, 2019 and 2018. All dollar amounts are shown on a pre-tax basis.

	June 30, 2019		June 30, 2018
($ in millions)	(Loss)/ Gain Deferred in OCI	Gain/(Loss) Recognized	(Loss)/Gain Deferred in OCI	Gain/(Loss) Recognized	Caption In Condensed Consolidated Statement of Income
Economic
Foreign currency forward contracts	$—	$32	$—	$23	Other charges
Fair Value
Interest rate swaps	—	1	—	2	Interest expense
Cash Flow
Foreign currency forward contracts(1)	(3)	(4)	(3)	(3)	Other charges and Cost of sales
Total Cash Flow	($3)	$29	($3)	$22
Net Investment
Cross currency swaps	$6	$8	$5	$5	Interest expense
Foreign denominated debt	22	—	74	—
Total Net Investment	$28	$8	$79	$5

(1)	For the period ended June 30, 2019, the amounts excluded from effectiveness testing recognized in earnings based on an amortized approach was expense of $1 million.
Fair Value Measurements
The Company follows a fair value measurement hierarchy to measure its assets and liabilities. As of June 30, 2019 and December 31, 2018, the assets and liabilities measured at fair value on a recurring basis were cash equivalents, equity securities and derivatives. In addition, the Company measures its pension plan assets at fair value (see Note 13, "Employee Benefit Plans" under Item 8 in the 2018 Form 10-K for further details). The Company's financial assets and liabilities are measured using inputs from the following three levels:
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
Level 3 inputs are unobservable inputs employed for measuring the fair value of assets or liabilities. The Company does not have any recurring financial assets or liabilities that are recorded in its consolidated balance sheets as of June 30, 2019 and December 31, 2018 that are classified as Level 3 inputs.

Assets and liabilities reported at fair value on a recurring basis:

	June 30, 2019			December 31, 2018
($ in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Other current assets:
Marketable equity securities	$4	$—	$—	$4	$—	$—
Foreign currency forward contracts (a)	—	19	—	—	45	—
Investments:
Marketable equity securities	78	—	—	69	—	—
Other assets:
Cross currency swaps (b)	—	41	—	—	35	—
Interest rate swaps (c)	—	35	—	—	8	—
Liabilities:
Accounts payable and accrued liabilities:
Foreign currency forward contracts (d)	—	—	—	—	1	—
Foreign currency forward contracts (a)	—	10	—	—	9	—

(a) Derivatives not designated as hedging instruments	(c) Fair value hedges
(b) Net investment hedges	(d) Cash flow hedges

Long-Term Debt

($ in millions)	June 30, 2019 (a)	December 31, 2018 (b)
Long-term debt - carrying value	$5,478	$5,000
Long-term debt - fair value	$5,666	$5,101
(a) Excluding finance lease obligations of $11 million and short term borrowings of $10 million as of June 30, 2019.
(b) Excluding capital lease obligations of $12 million and short term borrowings of $4 million as of December 31, 2018.
The fair values of the debt instruments were based on discounted cash flows and interest rates then currently available to the Company for instruments of the same remaining maturities and were measured using level 2 inputs.

14.	Stock-Based Compensation
The Company’s stock-based compensation includes stock options, restricted stock units (“RSUs”) and grants of contingent shares that are earned based on achieving targeted levels of total shareholder return. All current grants of stock options, RSUs and contingent shares are made under the PPG Industries, Inc. Amended and Restated Omnibus Incentive Plan (“PPG Amended Omnibus Plan”), which was amended and restated effective April 21, 2016. Shares available for future grants under the PPG Amended Omnibus Plan were 7.2 million as of June 30, 2019.
Stock-based compensation and the income tax benefit recognized during the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2019	2018	2019	2018
Stock-based compensation	$10	$9	$19	$18
Income tax benefit recognized	$2	$2	$4	$4

Grants of stock-based compensation during the six months ended June 30, 2019 and 2018 were as follows:

	Six Months Ended June 30
	2019		2018
Grant Details	Shares	Fair Value	Shares	Fair Value
Stock options	588,870	$22.50	532,705	$25.27
Restricted stock units	208,602	$104.46	230,363	$107.73
Contingent shares (a)	51,850	$109.74	52,450	$115.64
(a) The number of contingent shares represents the target value of the award.
Stock options are generally exercisable 36 months after being granted and have a maximum term of 10 years. Compensation expense for stock options is recorded over the vesting period based on the fair value on the date of grant. The fair value of the stock option grants issued during the six months ended June 30, 2019 was calculated with the following weighted average assumptions:

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
Shareholder Class Action
On May 20, 2018, a putative securities class action lawsuit was filed in the U.S. District Court for the Central District of California against the Company and three of its current and former officers.  On September 21, 2018, an Amended Class Action Complaint was filed in the lawsuit. The Amended Complaint, captioned Trevor Mild v. PPG Industries, Inc., Michael H. McGarry, Vincent J. Morales, and Mark C. Kelly, asserts securities fraud claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of persons who purchased or otherwise acquired stock of the Company between January 19, 2017 and May 10, 2018. The allegations relate to, among other things, allegedly false and misleading statements and/or failures to disclose information about the Company’s business, operations and prospects. The parties reached a settlement in principal on May 1, 2019.  On June 2, 2019, the plaintiff filed with the Court a Petition for Preliminary Approval of the proposed settlement, including a proposed settlement amount of $25 million.  The parties await the Court’s ruling on the Petition.  If preliminary approval is granted, the parties will proceed with the remaining procedures required to obtain final approval of the settlement.  PPG’s insurance carriers confirmed to the Company insurance coverage for the full amount of the proposed settlement.
As of June 30, 2019, PPG recorded an accrued liability of $25 million for the proposed settlement amount and a corresponding asset for the insurance coverage of $25 million within Accounts payable and accrued liabilities and Other current assets, respectively.
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
Current open and active claims post-Pittsburgh Corning bankruptcy
As of June 30, 2019, the Company was aware of approximately 490 open and active asbestos-related claims pending against the Company and certain of its subsidiaries. These claims consist primarily of non-PC Relationship Claims and claims against a subsidiary of PPG. The Company is defending the remaining open and active claims vigorously.
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
As of June 30, 2019 and December 31, 2018, PPG had reserves for environmental contingencies associated with PPG’s former chromium manufacturing plant in Jersey City, N.J. (“New Jersey Chrome”), legacy glass and chemical manufacturing sites, and for other environmental contingencies, including current manufacturing locations and National Priority List sites. These reserves are reported as Accounts payable and accrued liabilities and Other liabilities in the accompanying condensed consolidated balance sheet.

Environmental Reserves
($ in millions)	June 30, 2019	December 31, 2018
New Jersey Chrome	$148	$151
Glass and chemical	73	90
Other	72	50
Total	$293	$291
Current portion	$110	$105

Pre-tax charges against income for environmental remediation costs are included in Other charges in the accompanying condensed consolidated statement of income. The pre-tax charges and cash outlays related to such environmental remediation for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2019	2018	2019	2018
Environmental remediation pre-tax charges	$35	$1	$51	$35
Cash outlays for environmental remediation activities	$20	$14	$36	$31

During the three months ended June 30, 2019, charges were taken to increase the existing reserve for New Jersey Chrome based on updated estimates of the underlying factors as described below and an existing glass and chemical site reserve based on changes in estimates of future costs. In the first quarter of 2019, a one-time charge was taken to increase an existing reserve related to a manufacturing site.
During the six months ended June 30, 2018, charges were taken to increase the existing reserve for New Jersey Chrome and for reserves associated with legacy Glass and chemical sites.
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
The most significant assumptions underlying the estimate of remediation costs for all New Jersey Chrome sites are those related to the extent and concentration of chromium impacts in the soil, as these determine the quantity of soil that must be treated in place, the quantity that will have to be excavated and transported for offsite disposal, and the nature of disposal required. PPG regularly evaluates the assessments of costs incurred to date versus current progress and the potential cost impacts of the most recent information, including the extent of impacted soils, percentage of hazardous versus non-hazardous soils, daily soil excavation rates, and engineering, administrative and other associated costs. Based on these assessments, the reserve is adjusted accordingly. Principal factors affecting costs include refinements in the estimate of the mix of hazardous to non-hazardous soils to be excavated, an overall increase in soil volumes to be excavated, enhanced water management requirements, decreased daily soil excavation rates due to site conditions, initial estimates for remedial actions related to groundwater, and oversight and management costs. The reserve adjustments for the estimated costs to remediate all New Jersey Chrome sites are exclusive of any third party indemnification, as the recovery of any such amounts is uncertain.
Groundwater remediation at the former Garfield Avenue chromium manufacturing site and five adjacent sites is expected to occur over several years after NJDEP's approval of the work plan. Ongoing groundwater monitoring will be utilized to develop a final groundwater remedial action work plan which is currently expected to be submitted to NJDEP in 2021.
PPG’s financial reserve for remediation of all New Jersey Chrome sites is $148 million at June 30, 2019. The major cost components of this liability continue to be related to excavation, transportation and disposal of impacted soil, as well as construction services. These components each account for approximately 18%, 17% and 28% of the accrued amount, respectively.
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
Remediation: Glass, Chemical and Other Sites
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
Other Matters
The Company had outstanding letters of credit and surety bonds of $147 million and guarantees of $14 million as of June 30, 2019. The Company does not believe any loss related to such guarantees is likely.

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
The Company also provides services by applying coatings to customers' manufactured parts and assembled products and by providing technical support to certain customers. Performance obligations are satisfied over time as critical milestones are met and as services are provided. PPG is entitled to payment as the services are rendered. For the three and six months ended June 30, 2019 and 2018, service revenue constituted approximately 5% of total revenue.
Net sales by segment and region for the three and six months ended June 30, 2019 and 2018 were as follows:

($ in millions)	Performance Coatings		Industrial Coatings		Total Net Sales
	Three Months Ended June 30		Three Months Ended June 30		Three Months Ended June 30
	2019	2018	2019	2018	2019	2018
United States and Canada	$1,110	$1,173	$623	$619	$1,733	$1,792
EMEA	793	811	462	468	1,255	1,279
Asia-Pacific	283	277	360	403	643	680
Latin America	244	237	149	143	393	380
Total	$2,430	$2,498	$1,594	$1,633	$4,024	$4,131

($ in millions)	Performance Coatings		Industrial Coatings		Total Net Sales
	Six Months Ended June 30		Six Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018	2019	2018
United States and Canada	$2,063	$2,147	$1,236	$1,230	$3,299	$3,377
EMEA	1,481	1,518	888	941	2,369	2,459
Asia-Pacific	526	519	700	791	1,226	1,310
Latin America	468	474	286	292	754	766
Total	$4,538	$4,658	$3,110	$3,254	$7,648	$7,912

17.	Reportable Business Segment Information
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
Reportable segment net sales and segment income for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2019	2018	2019	2018
Net sales:
Performance Coatings	$2,430	$2,498	$4,538	$4,658
Industrial Coatings	1,594	1,633	3,110	3,254
Total	$4,024	$4,131	$7,648	$7,912
Segment income:
Performance Coatings	$425	$428	$722	$708
Industrial Coatings	235	223	453	462
Total	$660	$651	$1,175	$1,170
Corporate	(45)	(23)	(90)	(66)
Interest expense, net of interest income	(28)	(24)	(53)	(45)
Legacy items (a)	1	1	(1)	5
Business restructuring, net	(176)	(83)	(173)	(83)
Costs associated with accounting investigations	(3)	(9)	(7)	(9)
Environmental remediation charges, net	(30)	—	(40)	(34)
Acquisition-related costs (b)	(10)	—	(17)	—
Accelerated depreciation and other costs from restructuring actions	(6)	(5)	(12)	(5)
Impairment of a non-manufacturing asset	—	(9)	—	(9)
Legacy legal settlement	—	(10)	—	(10)
Costs related to customer assortment changes	—	(10)	—	(14)
Income before income taxes	$363	$479	$782	$900

(a)
Legacy items include current costs related to former operations of the Company, including pension and other postretirement benefit costs, certain charges for legal matters and certain environmental remediation costs, and certain other charges which are not associated with PPG's current business portfolio.

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
Executive Overview
Below are our key financial results for the three months ended June 30, 2019:

•	Net sales were approximately $4.0 billion, down 2.6% compared to the prior year.

•	Cost of sales, exclusive of depreciation and amortization ("Cost of sales") was $2.3 billion, down 3.8% versus prior year. As a percentage of sales, Cost of sales decreased 0.7%.

•	Selling, general and administrative ("SG&A") expense was $934 million, down 1.2% year-over-year. As a percentage of sales, SG&A expense increased 0.3%.

•	Income before income taxes was $363 million.

•	The reported effective tax rate was 23.7%. The adjusted effective tax rate was 23.8%.

•	Income from continuing operations, net of tax (attributable to PPG) was $270 million.

•	Earnings per diluted share from continuing operations was $1.13.
Below are our key financial results for the six months ended June 30, 2019:

•	Net sales were approximately $7.6 billion, down 3.3% compared to the prior year.

•	Cost of sales was $4.4 billion, down 4.4% versus prior year. As a percentage of sales, Cost of sales decreased 0.6%.

•	SG&A expense was $1.8 billion, down 1.5% year-over-year. As a percentage of sales, SG&A expense increased 0.4%.

•	Income before income taxes was $782 million.

•	The reported effective tax rate was 24.0%. The adjusted effective tax rate was 24.1%.

•	Income from continuing operations, net of tax (attributable to PPG) was $582 million.

•	Earnings per diluted share from continuing operations was $2.44.
For the six months ended June 30, 2019:

•	Cash flows used by operating activities - continuing operations was $486 million, an increase of $355 million year-over-year.

•	Capital expenditures, including business acquisitions (net of cash acquired), was $494 million.

•	The Company paid $227 million in dividends and repurchased $175 million of its outstanding common stock.

Performance in the second quarter of 2019 compared to the second quarter of 2018
Performance Overview
Net Sales by Region

	Three Months Ended June 30		Percent Change
($ in millions, except percentages)	2019	2018	2019 vs. 2018
United States and Canada	$1,733	$1,792	(3.3)%
Europe, Middle East and Africa (EMEA)	1,255	1,279	(1.9)%
Asia-Pacific	643	680	(5.4)%
Latin America	393	380	3.4%
Total	$4,024	$4,131	(2.6)%
Net sales decreased $107 million due to the following:
● Lower sales volumes (-4%)
● Unfavorable foreign currency translation (-3%)
Partially offset by:
● Higher selling prices (+2%)
● Higher acquisition-related sales, net of dispositions (+2%)
Higher selling prices were achieved across all businesses, reflecting the value of our products and services. These increases helped to offset other cost inflation.
U.S and Canada net sales decreased, primarily due to lower sales volumes.
Europe, Middle East and Africa ("EMEA") net sales decreased, primarily due to unfavorable foreign currency translation.
Asia-Pacific net sales decreased, due to unfavorable foreign currency translation and lower sales volumes.
Latin America net sales increased, primarily due to higher selling prices.
Foreign currency translation decreased net sales approximately $130 million as the U.S. dollar strengthened against several foreign currencies versus the prior year, most notably the euro, Mexican peso and Chinese yuan.
For specific business results see the Performance of Reportable Business Segments section within Item 2 of this Form 10-Q.
Cost of Sales, exclusive of depreciation and amortization

	Three Months Ended June 30		Percent Change
($ in millions, except percentages)	2019	2018	2019 vs. 2018
Cost of sales, exclusive of depreciation and amortization	$2,288	$2,379	(3.8)%
Cost of sales as a percentage of net sales	56.9%	57.6%	(0.7)%
Cost of sales, exclusive of depreciation and amortization, decreased $91 million primarily due to the following:
● Lower sales volumes
● Foreign currency translation
Partially offset by:
● Cost of sales attributable to acquired businesses
● Other cost inflation

Selling, general and administrative expenses

	Three Months Ended June 30		Percent Change
($ in millions, except percentages)	2019	2018	2019 vs. 2018
Selling, general and administrative expenses (SG&A)	$934	$945	(1.2)%
Selling, general and administrative expenses as a percentage of net sales	23.2%	22.9%	0.3%
SG&A expense decreased $11 million primarily due to the following:
● Foreign currency translation
Partially offset by:
● Wage and other cost inflation
● SG&A expenses attributable to acquired businesses
Other costs and income

	Three Months Ended June 30		Percent Change
($ in millions, except percentages)	2019	2018	2019 vs. 2018
Interest expense, net of Interest income	$28	$24	16.7%
Other charges	$29	$6	383.3%
Other income	($31)	($24)	29.2%
Other charges
Other charges were higher in the three months ended June 30, 2019 compared to prior year due to environmental remediation charges.
Effective tax rate and earnings per diluted share

	Three Months Ended June 30		Percent Change
($ in millions, except percentages)	2019	2018	2019 vs. 2018
Income tax expense	$86	$104	(17.3)%
Effective tax rate	23.7%	21.7%	2.0%
Adjusted effective tax rate, continuing operations*	23.8%	22.0%	1.8%

Earnings per diluted share, continuing operations	$1.13	$1.51	(25.2)%
Adjusted earnings per diluted share*	$1.85	$1.90	(2.6)%
*See Regulation G Reconciliation below
The effective tax rate for the three months ending June 30, 2019 reflects the benefit of U.S. tax legislation enacted in December 2017 as well as the impact of certain discrete tax items. The Company expects that its full year 2019 adjusted effective tax rate will be between 23% and 25%.
Adjusted earnings per diluted share from continuing operations for the three months ended June 30, 2019 and 2018 decreased year-over-year due to items described further in the Regulation G reconciliation.
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

	Three Months Ended June 30, 2019
($ in millions, except percentages and per share amounts)	Income Before Income Taxes	Tax Expense	Effective Tax Rate	Net income from continuing operations (attributable to PPG)	Earnings per diluted share
As reported, continuing operations	$363	$86	23.7%	$270	$1.13
Adjusted for:
Business restructuring, net	176	43	24.4%	133	0.56
Accelerated depreciation and other costs from restructuring actions	6	1	17.8%	5	0.02
Costs associated with accounting investigations	3	1	24.3%	2	0.01
Environmental remediation charges, net	30	7	24.3%	23	0.10
Acquisition-related costs	10	2	23.8%	8	0.03
Adjusted, continuing operations, excluding certain items	$588	$140	23.8%	$441	$1.85

	Three Months Ended June 30, 2018
($ in millions, except percentages and per share amounts)	Income Before Income Taxes	Tax Expense	Effective Tax Rate	Net income from continuing operations (attributable to PPG)	Earnings per diluted share
As reported, continuing operations	$479	$104	21.7%	$371	$1.51
Adjusted for:
Business restructuring, net	83	20	24.2%	63	0.25
Costs related to customer assortment changes	10	2	24.3%	8	0.03
Accelerated depreciation from restructuring actions	5	1	23.8%	4	0.02
Legacy legal settlement	10	2	24.3%	8	0.03
Costs associated with accounting investigations	9	2	24.3%	7	0.03
Impairment of a non-manufacturing asset	9	2	24.3%	7	0.03
Adjusted, continuing operations, excluding certain items	$605	$133	22.0%	$468	$1.90
Performance of Reportable Business Segments
Performance Coatings

	Three Months Ended June 30		$ Change	% Change
($ in millions, except per share amounts)	2019	2018	2019 vs. 2018	2019 vs. 2018
Net sales	$2,430	$2,498	($68)	(2.7)%
Segment income	$425	$428	($3)	(0.7)%
Performance Coatings net sales decreased due to the following:
● Lower sales volumes (-3%)
● Unfavorable foreign currency translation (-3%)

Partially offset by:
● Higher selling prices (+3%)
● Slightly higher acquisition-related sales, net of dispositions
Higher selling prices were achieved across all businesses. Unfavorable foreign currency translation impacted all businesses.
Architectural coatings - Americas and Asia-Pacific organic sales were lower by a high-single-digit percentage primarily driven by certain previously announced customer assortment changes in the U.S. Do-it-yourself ("DIY") channel. U.S. and Canada company-owned stores sales were relatively flat due to wetter than normal weather. The PPG-Comex architectural coatings businesses had slightly higher organic sales and continued to open new concessionaire locations.
Architectural coatings - EMEA organic sales increased by a low-single-digit percentage year-over-year driven by higher selling prices. Sales volumes were down in certain countries driven by wetter than normal weather conditions.
Automotive refinish coatings sales volumes decreased by a mid-single-digit percentage year-over-year due to strong sales volumes in the U.S. and Europe in the prior year. U.S. industry demand was soft evidenced by lower collision claims during the quarter.
Aerospace coatings sales volumes grew by a high-single-digit percentage in the quarter. This increase was supported by technology-advantaged products, above-market volume growth and sales growth across all major technology platforms.
Protective and marine coatings sales volumes increased by a mid-single-digit percentage driven by strong sales volumes in China and Europe.
Segment income decreased $3 million year-over-year due to the earnings impact of lower sales volumes, other cost inflation and unfavorable foreign currency translation of approximately $10 million, partially offset by higher selling prices.
Looking Ahead
Looking ahead, industry demand levels are expected to be similar to those experienced in the second quarter. Sales will be sequentially modestly lower due to normal seasonality. Acquisition-related sales are forecast to add about $15 million of sales growth primarily from the SEM acquisition. Based on current exchange rates, foreign currency translation is expected to have a modest unfavorable impact on segment sales of approximately $15 to $25 million.
From a business perspective, continued strong performance is expected in aerospace coatings in the third quarter. For architectural coatings - EMEA, third quarter net sales are expected to be lower sequentially due to normal seasonal patterns. Protective and marine coatings sales volume growth is expected to continue in the third quarter with more moderate sales year-over-year. In automotive refinish coatings, improved year-over-year sales volumes are expected in the third quarter due to the unfavorable impact of PPG-specific customer inventory destocking in the prior year.
Industrial Coatings

	Three Months Ended June 30		$ Change	% Change
($ in millions, except per share amounts)	2019	2018	2019 vs. 2018	2019 vs. 2018
Net sales	$1,594	$1,633	($39)	(2.4)%
Segment income	$235	$223	$12	5.4%
Industrial Coatings segment net sales decreased due to the following:
● Lower sales volumes (-5%)
● Unfavorable foreign currency translation (-4%)
Partially offset by:
● Higher acquisition-related sales, net of dispositions (+5%)
● Higher selling prices (+2%)
Higher selling prices were achieved across all businesses. Unfavorable foreign currency translation affected all businesses.

Sales volumes decreased a high-single-digit percentage in the automotive OEM coatings business versus the prior year, which was consistent with the overall global industry automotive build rate largely driven by China. Partially offsetting the lower sales volumes were higher selling prices in all major regions.
Industrial coatings sales volumes were down a low-single-digit percentage in the second quarter. Sales volumes were impacted by lower coil, general finishes, appliances and transportation end-use demand. Selling prices continued to increase during the quarter.
Packaging coatings organic sales were down a low-single-digit percentage versus the prior year, as year-over-year growth moderated due to more modest customer adoption rates for new technologies. Sales volumes increased in Latin America due to recent customer wins in the region.
Segment income increased $12 million year-over-year, including unfavorable foreign currency translation of approximately $10 million related to the Chinese yuan and the euro. Segment income benefited from improving selling prices and cost savings initiatives, which were offset by the earnings impact of lower sales volumes.
Looking ahead
Looking ahead, we expect that global industrial demand will remain subdued through the third quarter with inconsistencies by region. Sales volume trends are expected to remain similar in the third quarter and modestly improve in the fourth quarter. The company will continue to prioritize implementing selling price increases and operating margin recovery. In addition, acquisition-related sales are forecast to add about $80 million of sales growth from Whitford and Hemmelrath. Based on current exchange rates, foreign currency translation is expected to have a modest unfavorable impact on segment sales of approximately $15 to $25 million.
From a business perspective, industrial coatings sales volumes are anticipated to be similar in the third quarter due to the expected continuation of weak industrial production activity. Packaging coatings sales volume growth will continue to be modest due to lower customer adoption rates for new technologies and the anniversary of prior-year customer conversions. Global automotive industry demand is expected to remain soft in the third quarter for most regions with greater volatility expected in China.
Performance in the first six months of 2019 compared to the first six months of 2018
Performance Overview
Net Sales by Region

	Six Months Ended June 30		Percent Change
($ in millions, except percentages)	2019	2018	2019 vs. 2018
United States and Canada	$3,299	$3,377	(2.3)%
Europe, Middle East and Africa (EMEA)	2,369	2,459	(3.7)%
Asia-Pacific	1,226	1,310	(6.4)%
Latin America	754	766	(1.6)%
Total	$7,648	$7,912	(3.3)%
Net sales decreased due to the following:
● Unfavorable foreign currency translation (-4%)
● Lower sales volumes (-3%)
Partially offset by:
● Higher selling prices (+2%)
● Higher acquisition-related sales, net of dispositions (+2%)
Higher selling prices were achieved across all businesses, reflecting the value of our products and services. These increases helped to offset other cost inflation.
U.S. and Canada net sales decreased, primarily due to by lower sales volumes.
EMEA net sales decreased, primarily due to unfavorable foreign currency translation.
Asia-Pacific net sales decreased, due to unfavorable foreign currency translation and lower sales volumes.
Latin America net sales decreased, due to unfavorable foreign currency translation and lower sales volumes.

Foreign currency translation decreased net sales approximately $290 million as the U.S. dollar strengthened against several foreign currencies versus the prior year, most notably the euro, Mexican peso and Chinese yuan.
For specific business results see the Performance of Reportable Business Segments section within Item 2 of this Form 10-Q.
Cost of Sales, exclusive of depreciation and amortization

	Six Months Ended June 30		Percent Change
($ in millions, except percentages)	2019	2018	2019 vs. 2018
Cost of sales, exclusive of depreciation and amortization	$4,361	$4,560	(4.4)%
Cost of sales as a percentage of net sales	57.0%	57.6%	(0.6)%
Cost of sales, exclusive of depreciation and amortization, decreased $199 million primarily due to the following:
● Foreign currency translation
● Lower sales volumes
● Restructuring cost savings
Partially offset by:
● Cost of sales attributable to acquired businesses
● Raw materials and other cost inflation
Selling, general and administrative expenses

	Six Months Ended June 30		Percent Change
($ in millions, except percentages)	2019	2018	2019 vs. 2018
Selling, general and administrative expenses (SG&A)	$1,823	$1,851	(1.5)%
Selling, general and administrative expenses as a percentage of net sales	23.8%	23.4%	0.4%
SG&A expense decreased $28 million primarily due to the following:
● Foreign currency translation
● Restructuring cost savings
Partially offset by:
● Wage and other cost inflation
● SG&A expenses attributable to acquired businesses
Other costs and income

	Six Months Ended June 30		Percent Change
($ in millions, except percentages)	2019	2018	2019 vs. 2018
Interest expense, net of Interest income	$53	$45	17.8%
Other charges	$43	$47	(8.5)%
Other income	($47)	($48)	(2.1)%
Other charges
Other charges were lower in the six months ended June 30, 2019 compared to prior year due to foreign currency impacts.
Other income
Other income in the six months ended June 30, 2019 was relatively flat compared to the prior year.

Effective tax rate and earnings per diluted share

	Six Months Ended June 30		Percent Change
($ in millions, except percentages)	2019	2018	2019 vs. 2018
Income tax expense	$188	$191	(1.6)%
Effective tax rate	24.0%	21.2%	2.8%
Adjusted effective tax rate, continuing operations*	24.1%	21.5%	2.6%

Earnings per diluted share, continuing operations	$2.44	$2.81	(13.2)%
Adjusted earnings per diluted share*	$3.23	$3.31	(2.4)%
*See Regulation G Reconciliation below
The effective tax rate for the six months ending June 30, 2019 reflects the benefit of U.S. tax legislation enacted in December 2017 as well as the impact of certain discrete tax items. The Company expects that its full year 2019 adjusted effective tax rate will be between 23% and 25%.
Adjusted earnings per diluted share from continuing operations for the six months ended June 30, 2019 and 2018 decreased year-over-year due to items described further in the Regulation G reconciliation.
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

	Six Months Ended June 30, 2019
($ in millions, except percentages and per share amounts)	Income Before Income Taxes	Tax Expense	Effective Tax Rate	Net income from continuing operations (attributable to PPG)	Earnings per diluted share
As reported, continuing operations	$782	$188	24.0%	$582	$2.44
Adjusted for:
Business restructuring, net	173	42	24.4%	131	0.55
Costs associated with accounting investigations	7	2	24.3%	5	0.02
Environmental remediation charges, net	40	9	24.3%	31	0.13
Acquisition-related costs	17	4	23.8%	13	0.05
Accelerated depreciation and other costs from restructuring actions	12	3	17.8%	9	0.04
Adjusted, continuing operations, excluding certain items	$1,031	$248	24.1%	$771	$3.23

	Six Months Ended June 30, 2018
($ in millions, except percentages and per share amounts)	Income Before Income Taxes	Tax Expense	Effective Tax Rate	Net income from continuing operations (attributable to PPG)	Earnings per diluted share
As reported, continuing operations	$900	$191	21.2%	$699	$2.81
Adjusted for:
Costs related to customer assortment changes	14	3	24.3%	11	0.04
Environmental remediation charges	34	8	25.1%	26	0.10
Business restructuring, net	83	20	24.2%	63	0.25
Accelerated depreciation from restructuring actions	5	1	23.8%	4	0.02
Legacy legal settlement	10	2	24.3%	8	0.03
Costs associated with accounting investigations	9	2	24.3%	7	0.03
Impairment of a non-manufacturing asset	9	2	24.3%	7	0.03
Adjusted, continuing operations, excluding certain items	$1,064	$229	21.5%	$825	$3.31
Performance of Reportable Business Segments
Performance Coatings

	Six Months Ended June 30		$ Change	% Change
($ in millions, except per share amounts)	2019	2018	2019 vs. 2018	2019 vs. 2018
Net sales	$4,538	$4,658	($120)	(2.6)%
Segment income	$722	$708	$14	2.0%
Performance Coatings net sales decreased due to the following:
● Unfavorable foreign currency translation (-3%)
● Lower sales volumes (-3%)

Partially offset by:
● Higher selling prices (+3%)
● Slightly higher acquisition-related sales, net of dispositions
Higher selling prices were achieved across all businesses. Unfavorable foreign currency translation affected all businesses.
Architectural coatings - Americas and Asia-Pacific organic sales were lower by a high-single-digit percentage primarily driven by certain previously announced customer assortment changes in the U.S. DIY channel. The U.S. and Canada company-owned stores network was relatively flat compared to the prior year. The PPG-Comex architectural coatings businesses had slightly higher organic sales and continued to open new concessionaire locations.
Architectural coatings - EMEA organic sales increased by a mid-single-digit percentage year-over-year, including volume growth in all key countries.
Automotive refinish coatings organic sales decreased by a low-single-digit percentage year-over-year. Sales volumes were impacted by softer U.S. industry demand evidenced by lower collision claims during the year.
Aerospace coatings sales volumes grew by over 10%. This increase was supported by market outperformance in all major platforms stemming from technology-advantaged products and robust industry demand.
Protective and marine coatings sales volumes increased by a high-single-digit percentage driven by strong sales volumes in China and Europe.
Segment income increased $14 million year-over-year due to higher selling prices and continued cost management offset by the earnings impact of lower sales volumes, other cost inflation and unfavorable foreign currency translation of approximately $20 million.
Industrial Coatings

	Six Months Ended June 30		$ Change	% Change
($ in millions, except per share amounts)	2019	2018	2019 vs. 2018	2019 vs. 2018
Net sales	$3,110	$3,254	($144)	(4.4)%
Segment income	$453	$462	($9)	(1.9)%
Industrial Coatings segment net sales decreased due to the following:
● Lower sales volumes (-5%)
● Unfavorable foreign currency translation (-4%)
Partially offset by:
● Higher acquisition-related sales, net of dispositions (+3%)
● Higher selling prices (+2%)
Higher selling prices were achieved across all businesses. Unfavorable foreign currency translation affected all businesses.
Sales volumes decreased a high-single-digit percentage in the automotive OEM coatings business versus the prior year, which was consistent with the overall global industry automotive build rate. Partially offsetting the lower sales volumes were higher selling prices in all major regions.
Aggregate industrial coatings and specialty coatings and materials sales volumes were down a low-single-digit percentage. Sales volumes were impacted by lower coil and general finishes end-use demand. Selling prices increased during the year.
Packaging coatings sales volumes were down a low-single-digit percentage versus the prior year, as year-over-year growth moderated due to more modest customer adoption rates for new technologies. Sales volumes increased in Latin America due to recent customer wins in the region.
Segment income decreased $9 million year-over-year. Segment income benefited from improving selling prices and from prior business restructuring actions, which were more than offset by the earnings impact of lower sales volumes and unfavorable foreign currency translation which decreased segment income by approximately $15 million, primarily related to the Chinese yuan, Mexican peso and the euro.

Liquidity and Capital Resources
PPG had cash and short-term investments totaling $1.0 billion at June 30, 2019 and December 31, 2018.
Cash from operating activities - continuing operations for the six months ended June 30, 2019 was $486 million. Cash from operating activities - continuing operations was $131 million for the six months ended June 30, 2018. Operating cash flow increased primarily due to less growth in working capital in the first six months of 2019 compared to the prior year.
Other uses of cash during the six months ended June 30, 2019 included:

•	Capital expenditures, excluding acquisitions, of $133 million.

•	Business acquisition cash spending of $361 million.

•	Cash dividends paid of $227 million.

•	Share repurchases of $175 million.
During the year, PPG issued $470 million of commercial paper borrowings. The Company's commercial paper borrowings are supported by the five-year credit agreement entered into in 2015. As a result, the commercial paper borrowings as of June 30, 2019 are classified as long-term debt based on PPG's intent and ability to refinance these borrowings on a long-term basis. In February 2018, PPG completed a public debt offering of $300 million aggregate principal amount of 3.2% notes due 2023 and $700 million aggregate principal amount of 3.75% notes due 2028 and received aggregate net proceeds of $992 million.
Total capital spending in 2019 is expected to be up to 3.0% of full year sales. PPG expects to make mandatory contributions to its non-U.S. pension plans in the range of $10 million to $20 million during the remaining six months of 2019. PPG may make voluntary contributions to its defined benefit pension plans in 2019 and beyond.
A primary focus for the Company in 2019 will continue to be cash deployment focused on long-term shareholder value creation.
PPG's ratio of total debt, including finance leases, to total debt and equity was 52% at June 30, 2019 and December 31, 2018.
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

($ in millions, except percentages)	June 30, 2019	December 31, 2018	June 30, 2018
Trade Receivables, Net	$3,028	$2,505	$3,094
Inventories, FIFO	2,071	1,896	2,069
Trade Creditors’ Liabilities	2,319	2,177	2,464
Operating Working Capital	$2,780	$2,224	$2,699
Operating Working Capital as a % of Sales	17.3%	15.3%	16.3%
Days sales outstanding	62	56	60
Days payable outstanding	96	96	97
Other Liquidity Information
The Company continues to believe that cash on hand and short term investments, cash from operations and the Company's access to capital markets will continue to be sufficient to fund our operating activities, capital spending, acquisitions, dividend payments, debt service, share repurchases, contributions to pension plans and PPG's contractual obligations.

Environmental

	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2019	2018	2019	2018
Cash outlays for environmental remediation activities	$20	$14	$36	$31

($ in millions)	Remainder of 2019	Annually 2020 - 2023
Projected future cash outlays for environmental remediation activities	$45 - $65	$20 - $50
Restructuring
The 2016 restructuring actions expect to achieve annualized cost savings of approximately $125 million once fully implemented by the end of the third quarter 2019.
In May 2018, PPG initiated an $83 million global restructuring program. The program is largely centered around the change in customer assortment related to the U.S. architectural coatings DIY business. PPG recognized $18 million of savings from this program in 2018. We expect to achieve annualized cost savings from the 2018 program of $85 million once fully implemented in 2020.
In June 2019, PPG initiated an approximately $185 million restructuring program. This program is a result of a comprehensive internal operational assessment to identify further opportunities to improve the profitability of the overall business portfolio. The 2019 program is expected to achieve approximately $125 million of annualized cost savings by the expected completion date in 2022.
Total restructuring savings are expected to be between $75 million and $85 million in 2019. In addition, the Company continues to review its cost structure to identify additional cost savings opportunities. See Note 7, “Business Restructuring,” to the accompanying condensed consolidated financial statements for further details on the Company's business restructuring programs.
Currency
Comparing exchange rates as of December 31, 2018 to June 30, 2019, the U.S. dollar weakened against certain currencies in which PPG operates, most notably the Canadian dollar and the Mexican peso. As a result, consolidated net assets at June 30, 2019 increased by $65 million compared to December 31, 2018.
Comparing exchange rates during the first six months of 2019 to those of the first six months of 2018, the U.S. dollar strengthened against the currencies of most countries in which PPG operates, most notably in South America, Europe Russia, the Middle East, South Africa, Asia, and Australia. This had an unfavorable impact on Income before income taxes for the six months ended June 30, 2019 of $35 million from the translation of these foreign earnings into U.S. dollars.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Risk
As of June 30, 2019 and December 31, 2018, PPG had non-U.S. dollar denominated borrowings outstanding of $2.6 billion. A weakening of the U.S. dollar by 10% against European currencies and by 20% against Asian and South American currencies would have resulted in unrealized translation losses on these borrowings of $297 million as of June 30, 2019 and $299 million as of December 31, 2018, respectively.
The fair value of foreign currency forward contracts outstanding as of June 30, 2019 and December 31, 2018 was an asset of $9 million and $36 million, respectively. The potential reduction in PPG's Income before income taxes resulting from the impact of adverse changes in exchange rates on the fair value of its outstanding foreign currency hedge contracts of 10% for European and Canadian currencies and 20% for Asian and Latin American currencies for the three months ended June 30, 2019 was $306 million and $291 million for the period ended December 31, 2018.
In February 2018, PPG entered into U.S. dollar to euro cross currency swap contracts with a total notional amount of $575 million outstanding, resulting in an asset with a fair value of $41 million and $35 million as of June 30, 2019 and December 31, 2018, respectively. A 10% increase in the value of the euro to the U.S. dollar would have had an unfavorable effect on the fair value of these swap contracts by reducing the value of these instruments by $57 million at June 30, 2019 and December 31, 2018.
Interest Rate Risk
In March of 2018, PPG entered into interest rate swaps which converted $525 million of fixed rate debt to variable rate debt. The fair value of these contracts was an asset of $35 million and $8 million as of June 30, 2019 and December 31, 2018, respectively. An increase in variable interest rates of 10% would lower the fair value of these swaps and increase interest expense by $9 million and $10 million for the periods ended June 30, 2019 and December 31, 2018. A 10% increase in the interest rates in the U.S., Canada, Mexico and Europe and a 20% increase in the interest rates in Asia and South America would have an insignificant effect on PPG's variable rate debt obligations and interest expense for the periods ended June 30, 2019 and December 31, 2018, respectively. Further a 10% reduction in interest rates would have increased the present value of the Company's fixed rate debt by approximately $72 million and $84 million as of June 30, 2019 and December 31, 2018, respectively; however, such changes would not have had an effect on PPG's income before taxes or cash flows for the periods ended June 30, 2019 and December 31, 2018.
There were no other material changes in the Company’s exposure to market risk from December 31, 2018 to June 30, 2019. See Note 13, “Financial Instruments, Hedging Activities and Fair Value Measurements” for a description of our instruments subject to market risk.
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
On May 20, 2018, a putative securities class action lawsuit was filed in the U.S. District Court for the Central District of California against the Company and three of its current and former officers.  On September 21, 2018, an Amended Class Action Complaint was filed in the lawsuit. The Amended Complaint, captioned Trevor Mild v. PPG Industries, Inc., Michael H. McGarry, Vincent J. Morales, and Mark C. Kelly, asserts securities fraud claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of persons who purchased or otherwise acquired stock of the Company between January 19, 2017 and May 10, 2018. The allegations relate to, among other things, allegedly false and misleading statements and/or failures to disclose information about the Company’s business, operations and prospects. The parties reached a settlement in principal on May 1, 2019.  On June 2, 2019, the plaintiff filed with the Court a Petition for Preliminary Approval of the proposed settlement, including a proposed settlement amount of $25 million. The parties await the Court’s ruling on the Petition.  If preliminary approval is granted, the parties will proceed with the remaining procedures required to obtain final approval of the settlement.  PPG’s insurance carriers confirmed to the Company insurance coverage for the full amount of the proposed settlement.
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
No shares were repurchased in the three months ended June 30, 2019 under the current $2.5 billion share repurchase program approved in December 2017. The maximum number of shares that may yet be purchased under this program is 14,226,341 shares as of June 30, 2019. This repurchase program has no expiration date.

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
† Filed herewith.
†† Furnished herewith.
*The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
**Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income for the six months ended June 30, 2019 and 2018, (ii) the Condensed Consolidated Balance Sheet at June 30, 2019 and December 31, 2018, (iii) the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2019 and 2018, and (iv) Notes to Condensed Consolidated Financial Statements for the six months ended June 30, 2019.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PPG INDUSTRIES, INC.
(Registrant)

Date:	July 19, 2019	By:	/s/ Vincent J. Morales
Vincent J. Morales
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

		By:	/s/ William E. Schaupp
William E. Schaupp
Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)