Form 10-K
period 2019-12-31
PPG INDUSTRIES INC
filed 2020-02-20
CIK 79879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission File Number 1-1687

PPG INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania			25-0730780
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

One PPG Place	Pittsburgh	Pennsylvania	15272
(Address of principal executive offices)			(Zip code)

Registrant’s telephone number, including area code:			412	434-3131
 Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock – Par Value $1.66 2/3	PPG	New York Stock Exchange
0.875% Notes due 2022	PPG 22	New York Stock Exchange
0.875% Notes due 2025	PPG 25	New York Stock Exchange
1.400% Notes due 2027	PPG 27	New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  Yes  ☐    No   ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐
Indicate by checkmark whether the registrant has submitted electronically every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates as of June 30, 2019, was $27,547 million.
As of January 31, 2020, 235,755,928 shares of the Registrant’s common stock, with a par value of $1.66 2/3 per share, were outstanding. As of that date, the aggregate market value of common stock held by non-affiliates was $28,220 million.
 DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated By Reference In Part No.
Portions of PPG Industries, Inc. Proxy Statement for its 2020 Annual Meeting of Shareholders	III

2019 PPG ANNUAL REPORT AND FORM 10-K 5

PPG INDUSTRIES, INC.
AND CONSOLIDATED SUBSIDIARIES

As used in this report, the terms “PPG,” “Company,” “Registrant,” “we,” “us” and “our” refer to PPG Industries, Inc., and its subsidiaries, taken as a whole, unless the context indicates otherwise.

Note on Incorporation by Reference
Throughout this report, various information and data are incorporated by reference from the Company’s 2019 Annual Report (hereinafter referred to as “the Annual Report”). Any reference in this report to disclosures in the Annual Report shall constitute incorporation by reference only of that specific information and data into this Form 10-K.

6 2019 PPG ANNUAL REPORT AND 10-K

Part I
Item 1. Business
PPG Industries, Inc. manufactures and distributes a broad range of paints, coatings and specialty materials. PPG was incorporated in Pennsylvania in 1883. PPG’s vision is to be the world’s leading coatings company by consistently delivering high-quality, innovative and sustainable solutions that customers trust to protect and beautify their products and surroundings.
PPG has a proud heritage and demonstrated commitment to innovation, sustainability, community engagement and developing leading-edge paint, coatings and specialty materials technologies. Through dedication and industry-leading expertise, we solve our customers’ biggest challenges, collaborating closely to find the right path forward. PPG is a global leader, serving customers in construction, consumer products, industrial and transportation markets and aftermarkets with manufacturing facilities and equity affiliates in more than 70 countries.
Performance Coatings and Industrial Coatings
PPG’s business is comprised of two reportable business segments: Performance Coatings and Industrial Coatings. The Performance Coatings and Industrial Coatings reportable business segments supply coatings and specialty materials to customers in a wide array of end-uses, including industrial equipment and components; packaging material; aircraft and marine equipment; automotive original equipment; automotive refinish; as well as for other industrial and consumer products. PPG also serves commercial and residential new build and maintenance customers by supplying coatings to painting and maintenance contractors and directly to consumers for decoration and maintenance. The coatings industry is highly competitive and consists of several large firms with global presence and many firms supplying local or regional markets. PPG competes in its primary markets with the world’s largest coatings companies, most of which have global operations, and many regional coatings companies.

2019 PPG ANNUAL REPORT AND FORM 10-K 7

PERFORMANCE COATINGS

Strategic Business Unit	Products	Primary End-uses	Main Distribution Methods	Primary Brands
Automotive Refinish Coatings	Coatings, solvents, adhesives, sealants, sundries, software	Automotive and commercial transport/fleet repair and refurbishing, light industrial coatings and specialty coatings for signs	Independent distributors and direct to customers	PPG®, SEM®
Aerospace Coatings	Coatings, sealants, transparencies, transparent armor, adhesives, engineered materials, packaging and chemical management services for the aerospace industry	Commercial, military, regional jet and general aviation aircraft	Direct to customers and company-owned distribution network	PPG®
Protective and Marine Coatings	Coatings and finishes for the protection of metals and structures	Metal fabricators, heavy duty maintenance contractors and manufacturers of ships, bridges and rail cars	Direct to customers, company-owned architectural coatings stores, independent distributors and concessionaires	PPG®
Architectural Coatings Americas and Asia Pacific	Paints, wood stains, adhesives and purchased sundries	Painting and maintenance contractors and consumers for decoration and maintenance of residential and commercial building structures	Company-owned stores, home centers and other regional or national consumer retail outlets, paint dealers, concessionaires, independent distributors and direct to consumers	PPG®, GLIDDEN®, COMEX®, OLYMPIC®, DULUX® (in Canada), SIKKENS®, PPG PITTSBURGH PAINTS®, MULCO®, FLOOD®, LIQUID NAILS®, SICO®, RENNER®, TAUBMANS®, WHITE KNIGHT®, BRISTOL®, HOMAX® among others
Architectural Coatings Europe, Middle East and Africa (EMEA)				SIGMA®, HISTOR®, SEIGNEURIE®, GUITTET®, PEINTURES GAUTHIER®, RIPOLIN®, JOHNSTONE’S®, LEYLAND®, PRIMALEX®, DEKORAL®, TRILAK®, PROMINENT PAINTS®, GORI®, BONDEX®, and DANKE!® among others

Segment Overview
This reportable business segment primarily supplies a variety of protective and decorative coatings, sealants and finishes along with paint strippers, stains and related chemicals, as well as transparencies and transparent armor.

Major Competitive Factors	Product performance, technology, quality, technical and customer service, price, customer productivity, distribution and brand recognition
Global Competitors
Akzo Nobel N.V., Axalta Coating Systems Ltd., BASF Corporation, Benjamin Moore, Cromology, Hempel A/S, Kansai Paints, the Jotun Group, Masco Corporation, Nippon Paint; RPM International Inc, the Sherwin-Williams Company, Tikkurila Oyj and 3M Company

2019 Strategic Acquisitions
Texstars, LLC, Dexmet Corporation and Industria Chimica Reggiana (“ICR”; closed on January 31, 2020). Refer to Note 3, “Acquisitions and Divestitures” under Item 8 of this Form 10-K for more information.

Average Number of Employees in 2019	27,700
Principal Manufacturing and Distribution Facilities
Amsterdam, Netherlands; Birstall, United Kingdom; Busan, South Korea; Carrollton, Texas; Clayton, Australia; Delaware, Ohio; Deurne, Belgium; Gonfreville, France; Huntsville, Alabama; Huron, Ohio; Kunshan, China; Little Rock, Arkansas; Mexico City, Mexico; Milan, Italy; Mojave, California; Oakwood, Georgia; Ontario, Canada; Ostrow Wielkopolski, Poland; Ruitz, France; Shildon, United Kingdom; Sylmar, California; Stowmarket, United Kingdom; Tepexpan, Mexico; and Wroclaw, Poland.

8 2019 PPG ANNUAL REPORT AND 10-K

INDUSTRIAL COATINGS

Strategic Business Unit	Products	Primary End-uses	Main Distribution Methods	Primary Brands
Automotive OEM(a) Coatings	Specifically formulated coatings, adhesives and sealants and metal pretreaments	Automotive original equipment	Direct to manufacturing companies and various coatings applicators	PPG®
Industrial Coatings	Specifically formulated coatings, adhesives and sealants and metal pretreaments; Services and coatings application
Appliances, agricultural and construction equipment, consumer electronics, automotive parts and accessories, building products (including residential and commercial construction), transportation vehicles and numerous other finished products; On-site coatings services within several customer manufacturing locations as well as at regional service centers.
PPG®
Packaging Coatings	Specifically formulated coatings	Metal cans, closures, plastic tubes, industrial packaging, and promotional and specialty packaging		PPG®
Specialty Coatings and Materials	Amorphous precipitated silicas, TESLIN® substrate, Organic Light Emitting Diode (OLED) materials, optical lens materials and photochromic dyes
SILICA - Tire, battery separator and other end-uses
TESLIN - Labels, e-passports, drivers’ licenses, breathable membranes, loyalty cards and identification cards
OLED - displays and lighting
LENS MATERIALS - optical lenses and color-change products
PPG® TESLIN®
(a) Original equipment manufacturer (OEM)

Segment Overview
This reportable business segment primarily supplies a variety of protective and decorative coatings and finishes along with adhesives, sealants, metal pretreatment products, optical monomers and coatings, precipitated silicas and other specialty materials.

Alliances
PPG has established alliances with Kansai Paints to serve Japanese-based automotive OEM customers in North America and Europe and Asian Paints Ltd. to serve certain aftermarket customers and automotive OEM customers in India.

Major Competitive Factors	Product performance, technology, quality, technical and customer service, price, customer productivity and distribution.
Global Competitors	Akzo Nobel N.V., Axalta Coating Systems Ltd., BASF Corporation, Kansai Paints, Nippon Paint and the Sherwin-Williams Company
2019 Strategic Acquisitions	Hemmelrath and Whitford Worldwide Company. Refer to Note 3, “Acquisitions and Divestitures” under Item 8 of this Form 10-K for more information.
Average Number of Employees in 2019	15,300
Principal Manufacturing and Distribution Facilities
Barberton, Ohio; Busan, South Korea; Cieszyn, Poland; Cleveland, Ohio; Delfzijl, Netherlands; Lake Charles, Louisiana; Oak Creek, Wisconsin; Quattordio, Italy; San Juan del Rio, Mexico; Springdale, Pennsylvania; Sumaré, Brazil; Suzhou, Tianjin and Zhangjiagang, China.

2019 PPG ANNUAL REPORT AND FORM 10-K 9

Research and Development

($ in millions)	2019	2018	2017
Research and development costs, including depreciation of research facilities	$456	$464	$472
% of annual net sales	3.0%	3.0%	3.2%
Technology innovation has been a hallmark of PPG’s success throughout its history. The Company seeks to optimize its investment in research and development to create new products to drive profitable growth. We align our product development with the macro trends in the markets we serve and leverage core technology platforms to develop products for unmet market needs. Additionally, we operate laboratories in close geographic proximity to our customers, and we customize our products for our customers' end-use applications. Our history of successful technology introductions is based on a commitment to an efficient and effective innovation process and disciplined portfolio management. We have obtained government funding for a small portion of the Company’s research efforts, and we will continue to pursue government funding where appropriate.
We own and operate several facilities to conduct research and development for new and improved products and processes. In addition to the Company’s centralized principal research and development centers (See Item 2. “Properties” of this Form 10-K), operating segments manage their development through centers of excellence. As part of our ongoing efforts to manage our formulations and raw material costs effectively, we operate global competitive sourcing laboratories. Because of our broad array of products and customers, we are not materially dependent upon any single technology platform.
Raw Materials, Energy and Logistics
The effective management of raw materials, energy and logistics is important to PPG’s continued success as PPG uses a wide variety of complex raw materials that serve as the building blocks of our manufactured products. The Company’s most significant raw materials are epoxy and other resins, titanium dioxide and other pigments, and solvents in the coatings businesses and sand and soda ash in the specialty coatings and materials business. Raw materials include both organic, primarily petroleum-derived, materials and inorganic materials, including titanium dioxide. These raw materials represent PPG’s single largest production cost component.
Most of the raw materials and energy used in production are purchased from outside sources, and the Company has made, and plans to continue to make, supply arrangements to meet our planned operating requirements for the future. Supply of critical raw materials and energy is managed by establishing contracts with multiple sources and identifying alternative materials or technology whenever possible. Our raw materials include bio-based materials as part of a product renewal strategy. While prices for certain raw materials typically fluctuate with energy prices and global supply and demand changes, such fluctuations are impacted by the fact that the manufacture of our raw materials is several steps downstream from crude oil and natural gas inputs.
We are continuing our aggressive sourcing initiatives to broaden our supply of high quality raw materials. These initiatives include qualifying multiple sources of supply, both local and international, including suppliers from Asia and other lower cost regions of the world, adding on-site resin production at certain manufacturing locations and reducing the amount of titanium dioxide used in our product formulations.
We are subject to existing and evolving standards relating to the registration of chemicals which could potentially impact the availability and viability of some of the raw materials we use in our production processes. Our ongoing, global product stewardship efforts are directed at maintaining our compliance with these standards. Changes to chemical registration regulations have been proposed or implemented in the European Union and many other countries, including China, Canada, the United States (“U.S.”), Brazil, Mexico and South Korea. Because implementation of many of these programs has not been finalized, the financial impact cannot be estimated at this time. We anticipate that the number of chemical registration regulations will continue to increase globally, and we have implemented programs to track and comply with these regulations.
PPG has joined a global initiative to eliminate child labor from the mica industry, and the Company is continuing to take steps, including audits of our suppliers, to ensure compliance with PPG’s policy against the use of child labor in our supply chains.
We typically experience fluctuating prices for energy and raw materials driven by various factors, including changes in supplier feedstock costs and inventories, global industry activity levels, foreign currency exchange rates, government regulation, and global supply and demand factors. For 2019 versus 2018, we experienced a deflationary movement in costs, particularly in the second half of 2019, driven by a general slowdown in industrial demand affecting the global supply and demand balance in several of our key purchasing categories. This was in addition to pricing decreases in most of our key feedstocks throughout 2019. In contrast, average raw material costs rose by a mid-single-digit percentage in 2018 versus 2017 due to the rise in feedstock prices, acute shortages in key raw materials and the impact of Chinese environmental regulations.
Given the continuing volatility in certain energy-based input costs, particularly the volatility in oil and oil-based derivatives, and foreign currencies, we are not able to predict with certainty the 2020 full-year impact of changes in raw material pricing

10 2019 PPG ANNUAL REPORT AND 10-K

versus 2019. Further, given the distribution nature of many of our businesses, logistics and distribution costs are sizable, as are wage and benefit changes. For 2019 versus 2018, we experienced a slight decrease in our logistics costs as a percentage of sales driven by operational efficiency improvements and through sourcing efforts to take advantage of the reduction in industry surface transportation shipping rates due to an improvement in the availability of transportation assets. We expect these costs to remain steady or be slightly lower through 2020 given the continuing efforts by PPG to improve our global operational efficiencies.
Backlog
In general, PPG does not manufacture its products against a backlog of orders. Production and inventory levels are geared primarily to projections of future demand and the level of incoming orders.
Global Operations
PPG has a significant investment in non-U.S. operations. This broad geographic footprint serves to lessen the significance of economic impacts occurring in any one region on our total Net sales and Income before income taxes in the consolidated statement of income. As a result of our expansion outside the U.S., we are subject to certain inherent risks, including economic and political conditions in international markets, trade protection measures and fluctuations in foreign currency exchange rates. During 2019, unfavorable foreign currency translation decreased Net sales by approximately $400 million and Income before income taxes by approximately $50 million.
Our net sales in the developed and emerging regions of the world for the years ended December 31st are summarized below:

($ in millions)	2019	2018	2017
Net sales
United States, Canada, Western Europe	$10,191	$10,299	$9,911
Latin America, Central and Eastern Europe, Middle East, Africa, Asia Pacific	4,955	5,075	4,837
Total	$15,146	$15,374	$14,748
Refer to Note 21, “Reportable Business Segment Information” under Item 8 of this Form 10-K for geographic information related to PPG’s property, plant and equipment, and for additional geographic information pertaining to sales.
Seasonality
PPG’s Income before income taxes has typically been greater in the second and third quarters and Cash from operating activities has been greatest in the fourth quarter due to end-use market seasonality, primarily in our architectural coatings businesses. Demand for our architectural coatings products is typically the strongest in the second and third quarters due to higher home improvement, maintenance and construction activity during the spring and summer months in the U.S., Canada and Europe. The Latin America paint season is the strongest in the fourth quarter. These cyclical activity levels result in the collection of outstanding receivables and lower inventory on hand in the fourth quarter generating higher Cash from operating activities.
Employee Relations
The average number of people employed worldwide by PPG during 2019 was approximately 47,600. The Company has numerous collective bargaining agreements throughout the world. We observe local customs, laws and practices in labor relations when negotiating collective bargaining agreements. There were no significant work stoppages in 2019. While we have experienced occasional work stoppages as a result of the collective bargaining process and may experience some work stoppages in the future, we believe that we will be able to negotiate all labor agreements on satisfactory terms. To date, these work stoppages have not had a significant impact on our results of operations. Overall, we believe we have good relationships with our employees.
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
Our dedication to innovation is intertwined with sustainability. Once again, we increased the percent of our sales from sustainable products to 33% in 2019 from 32% in 2018. We are marketing an ever-growing variety of products and services that provide environmental, safety and other benefits to our customers. Our products contribute to lighter, more fuel-efficient vehicles, airplanes and ships, and they help our customers reduce their energy consumption, conserve water and reduce waste. These products include a compact automotive paint process that saves energy and reduces water usage; sustainable,

2019 PPG ANNUAL REPORT AND FORM 10-K 11

waterborne coatings formulations; lightweight sealants and coatings for aircraft; coatings that cool surfaces; coatings for recyclable metal packaging; and solutions for autonomous and battery-powered vehicles.
The Company’s commitment to sustainability continues to yield tangible results. In 2019, we again made significant progress reducing our energy intensity, greenhouse gas emissions intensity and waste intensity. More information about PPG’s sustainability values, efforts, goals and data and our community and employee engagement programs can be found in our Sustainability Report and on our sustainability website at http://sustainability.ppg.com and on the CDP’s website at www.cdp.net.
We are subject to existing and evolving standards relating to the protection of the environment. In management’s opinion, the Company operates in an environmentally sound manner and is well positioned, relative to environmental matters, within the industries in which it operates. PPG is negotiating with various government agencies concerning current and former manufacturing sites and offsite waste disposal locations, including certain sites on the National Priority List. While PPG is not generally a major contributor of wastes to these offsite waste disposal locations, each potentially responsible party may face governmental agency assertions of joint and several liability. Generally, however, a final allocation of costs is made based on relative contributions of wastes to the site. There is a wide range of cost estimates for cleanup of these sites, due largely to uncertainties as to the nature and extent of their condition and the methods that may have to be employed for their remediation. The Company has established reserves for onsite and offsite remediation of those sites where it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.
Our experience to date regarding environmental matters leads us to believe that it will have continuing expenditures for compliance with provisions regulating the protection of the environment and for present and future remediation efforts at waste and plant sites. Management anticipates that such expenditures will occur over an extended period of time.
In addition to the $304 million currently reserved for environmental remediation efforts, we may be subject to loss contingencies related to environmental matters estimated to be approximately $100 million to $200 million. These reasonably possible unreserved losses relate to environmental matters at a number of sites, none of which are individually significant. The loss contingencies related to these sites include significant unresolved issues such as the nature and extent of contamination at these sites and the methods that may have to be employed to remediate them.

($ in millions)	2019	2018	2017
Capital expenditures for environmental control projects	$15	$20	$7
It is expected that capital expenditures for such projects in 2020 will be in the range of $20 million to $30 million. Although future capital expenditures are difficult to estimate accurately because of constantly changing regulatory standards and policies, it can be anticipated that environmental control standards will become increasingly stringent and the cost of compliance will increase.
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
Item 1A. Risk Factors
As a global manufacturer of paints, coatings and specialty materials, we operate in a business environment that includes risks. These risks are not unlike the risks we have faced in the recent past nor are they unlike risks faced by our competitors. Each of the risks described in this section could adversely affect our results of operations, financial position and liquidity. While the factors listed here are considered to be the more significant factors, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles which may adversely affect our businesses and our results of operations, financial position and liquidity.

12 2019 PPG ANNUAL REPORT AND 10-K

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
Most of our raw materials are purchased from outside sources, and the Company has made, and plans to continue to make, supply arrangements to meet the planned operating requirements for the future. Adequate supply of critical raw materials is managed by establishing contracts, procuring from multiple sources, and identifying alternative materials or technology whenever possible. The Company is continuing its aggressive sourcing initiatives to effectively broaden our supply of high quality raw materials. These initiatives include qualifying multiple and local sources of supply, including suppliers from Asia and other lower cost regions of the world, adding on-site resin production at certain manufacturing locations, and a reduction in the amount of titanium dioxide and other raw materials used in our product formulations. Our raw materials include bio-based materials as part of a product renewal strategy.
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
Demand for our products and services depends, in part, on the general economic conditions affecting the countries and markets in which we do business. Weak economic conditions in certain geographies and changing supply and demand balances in the markets we serve have negatively impacted demand for our products and services in the past and may do so in the future. Recently, global economic uncertainty has increased due to a number of factors, including slowing global growth, consumer sentiment and commodity market volatility, disruption in existing trade agreements, the imposition of tariffs and the threat of additional tariffs, the United Kingdom’s exit from the European Union and weaker demand in China. PPG provides products and services to a variety of end-use markets in many geographies. This broad end-use market exposure and expanded geographic presence lessens the significance of any individual decrease in activity levels; nonetheless, lower demand levels may result in lower sales, which would result in reduced Income from continuing operations and Cash from operating activities.
We are subject to existing and evolving standards relating to the protection of the environment.
Environmental laws and regulations control, among other things, the discharge of pollutants into the air and water, the handling, use, treatment, storage and clean-up of hazardous and non-hazardous waste, and the investigation and remediation of soil and groundwater affected by hazardous substances. In addition, various laws regulate health and safety matters. The environmental laws and regulations we are subject to impose liability for the costs of, and damages resulting from, cleaning up current sites, past spills, disposals and other releases of hazardous substances. Violations of these laws and regulations can also result in fines and penalties. Future environmental laws and regulations may require substantial capital expenditures or may require or cause us to modify or curtail our operations, which may have a material adverse impact on our business, financial condition and results of operations.
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

2019 PPG ANNUAL REPORT AND FORM 10-K 13

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
PPG has a significant investment in global operations. This broad geographic footprint serves to lessen the significance of economic impacts occurring in any one region. Notwithstanding the benefits of geographic diversification, our ability to achieve and maintain profitable growth in international markets is subject to risks related to the differing legal, political, social and regulatory requirements and economic conditions of many countries. As a result of our operations outside the U.S., we are subject to certain inherent risks, including political and economic uncertainty, inflation rates, exchange rates, trade protection measures, local labor conditions and laws, restrictions on foreign investments and repatriation of earnings, and weak intellectual property protection. Our percentage of sales generated in 2019 by products sold outside the U.S. was approximately 61%.
Changes in the tax regimes and related government policies and regulations in the countries in which we operate could adversely affect our results and our effective tax rate.
As a multinational corporation, we are subject to various taxes in both the U.S. and non-U.S. jurisdictions. Due to economic and political conditions, tax rates in these various jurisdictions may be subject to significant changes. Our future effective income tax rate could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets or changes in tax laws or their interpretation. Further, PPG may continue to refine its estimates to incorporate new or better information as it becomes available. Recent developments, including the European Commission’s investigations on illegal state aid as well as the Organisation for Economic Co-operation and Development project on Base Erosion and Profit Shifting may result in changes to long-standing tax principles, which could adversely affect our effective tax rate or result in higher cash tax liabilities. If our effective income tax rate was to increase, our Cash from operating activities, financial condition and results of operations would be adversely affected.
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

14 2019 PPG ANNUAL REPORT AND 10-K

Business disruptions could have a negative impact on our results of operations and financial condition.
Unexpected events, including supply disruptions, temporary plant and/or power outages, work stoppages, natural disasters and severe weather events, significant public health issues, computer system disruptions, fires, war or terrorist activities, could increase the cost of doing business or otherwise harm the operations of PPG, our customers and our suppliers. It is not possible for us to predict the occurrence or consequence of any such events. However, such events could reduce our ability to supply products, reduce demand for our products or make it difficult or impossible for us to receive raw materials from suppliers or to deliver products to customers.
Integrating acquired businesses into our existing operations.
Part of the Company’s strategy is growth through acquisitions. Over the last decade, we have successfully completed more than 50 acquisitions, and we will likely acquire additional businesses and enter into additional joint ventures in the future. Growth through acquisitions and the formation of joint ventures involve risks, including:

•	difficulties in assimilating acquired companies and products into our existing business;

•	delays in realizing the benefits from the acquired companies or products;

•	diversion of our management’s time and attention from other business concerns;

•	difficulties due to lack of or limited prior experience in any new markets we may enter;

•	unforeseen claims and liabilities, including unexpected environmental exposures, product liability, or existing cyber vulnerability;

•	unexpected losses of customers or suppliers of the acquired or existing business;

•	difficulty in conforming the acquired business’ standards, processes, procedures and controls to those of our operations; and

•	difficulties in retaining key employees of the acquired businesses.
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
With each of our businesses, an increase in competition may cause us to lose market share, lose a large regional or global customer, or compel us to reduce prices to remain competitive, which could result in reduced margins for our products. Additionally, our ability to achieve price increases may impact the overall economics for the products we offer. Competitive pressures may not only reduce our margins but may also impact our revenues and our growth which could adversely affect our results of operations.
The security of our information technology systems could be compromised, which could adversely affect our ability to operate.
Increased global information technology security requirements, threats and sophisticated and targeted computer crime pose a risk to the security of our systems, networks and the confidentiality, availability and integrity of our data. Despite our efforts

2019 PPG ANNUAL REPORT AND FORM 10-K 15

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
In 2018, we concluded that previously issued financial statements as detailed below should not be relied upon and restated those previously issued financial statements, which led to, among other things, shareholder litigation, investigations by the SEC and the U.S. Attorney’s office, a settlement by the Company with the SEC and unanticipated costs for accounting and legal fees, and which may result in certain other risks.
As discussed in the Explanatory Note, Note 2, “Restatement of Previously Reported Consolidated Annual Financial Statements” and in Note 19, “Quarterly Financial Information (unaudited)” under Item 8 of the 2017 Form 10-K/A, in 2018 we concluded that our previously issued financial statements as of December 31, 2017 and 2016, and for each of the quarterly and year-to-date periods in 2017, and the final quarterly and year-to-date period in 2016, should no longer be relied upon. The determination that the applicable financial statements should no longer be relied upon and that these financial statements would be restated was made following the identification of misstatements. Although the Company restated these financial statements, remediated the material weakness in the Company’s internal control over financial reporting, reached a settlement with the SEC and is no longer the subject of an investigation by the U.S. Attorney’s Office, we continue to be subject to risks and uncertainties relating to these events, including shareholder derivative litigation, advancement of legal expenses and potential indemnification obligations to certain current and former employees who are responding to investigations by the SEC and U.S. Attorney’s Office for alleged violations of the securities laws relating to the restatement described above, potential loss of investor confidence, potential reputational harm and a potential negative impact on our stock price.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
PPG’s corporate headquarters is located in the United States in Pittsburgh, Pa. The Company’s manufacturing facilities, sales offices, research and development centers and distribution centers are located throughout the world. See Item 1. “Business” of this Form 10-K for the principal manufacturing and distribution facilities by reportable business segment.
The Company’s principal research and development centers are located in Allison Park, Pa.; Tianjin, China; Milan, Italy; Monroeville, Pa.; Springdale, Pa.; Amsterdam, Netherlands; Burbank, Calif.; Tepexpan, Mexico; Marly, France and Wroclaw, Poland.
Our headquarters, certain distribution centers and substantially all company-owned paint stores are located in facilities that are leased while our other facilities are generally owned. Our facilities are considered to be suitable and adequate for the purposes for which they are intended and overall have sufficient capacity to conduct business in the upcoming year.
Item 3. Legal Proceedings
PPG is involved in a number of lawsuits and claims, both actual and potential, including some that it has asserted against others, in which substantial monetary damages are sought. These lawsuits and claims may relate to contract, patent, environmental, product liability, asbestos exposure, antitrust, employment, securities and other matters arising out of the conduct of PPG’s current and past business activities. To the extent these lawsuits and claims involve personal injury, property damage and certain other claims, PPG believes it has adequate insurance; however, certain of PPG’s insurers are contesting coverage with respect to some of these claims, and other insurers may contest coverage. PPG’s lawsuits and claims against others include claims against insurers and other third parties with respect to actual and contingent losses related to environmental, asbestos and other matters.
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
On January 16, 2020, the Company, as a nominal defendant, and certain of its current or former officers and directors were named as defendants in a shareholder derivative action captioned L. Courtland Lee, derivatively on behalf of PPG Industries, Inc. v. Michael H. McGarry, et al. The plaintiff alleges breach of fiduciary duty and unjust enrichment arising out of various alleged acts, and alleged failures to act, by the individually named defendants following financial restatements by the Company.

16 2019 PPG ANNUAL REPORT AND 10-K

The Company anticipates that the Court will order a stay of any discovery in the lawsuit and postpone the Company’s obligation to respond to the Complaint until an investigation into this matter is completed.
On May 20, 2018, a putative securities class action lawsuit was filed in the U.S. District Court for the Central District of California against the Company and three of its current and former officers. On September 21, 2018, an Amended Class Action Complaint was filed in the lawsuit. The Amended Complaint, captioned Trevor Mild v. PPG Industries, Inc., Michael H. McGarry, Vincent J. Morales, and Mark C. Kelly, asserted securities fraud claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of persons who purchased or otherwise acquired stock of the Company between January 19, 2017 and May 10, 2018. The allegations related to, among other things, allegedly false and misleading statements and/or failures to disclose information about the Company’s business, operations and prospects. The parties reached a settlement in principal on May 1, 2019.  On June 2, 2019, the plaintiff filed with the Court a Petition for Preliminary Approval of the proposed settlement, including the proposed settlement amount of $25 million. On November 22, 2019, the Court entered final judgment approving the settlement. PPG’s insurance carriers confirmed to the Company insurance coverage for the full amount of the settlement. The settlement payment is expected to occur in 2020.
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

2019 PPG ANNUAL REPORT AND FORM 10-K 17

Information About Our Executive Officers
Set forth below is information related to the Company’s executive officers as of February 20, 2020.

Name	Age	Title
Michael H. McGarry (a)	61	Chairman and Chief Executive Officer since September 2016
Anne M. Foulkes (b)	57	Senior Vice President and General Counsel since September 2018
Timothy M. Knavish (c)	54	Executive Vice President since October 2019
Rebecca B. Liebert (d)	52	Executive Vice President since October 2019
Vincent J. Morales (e)	54	Senior Vice President and Chief Financial Officer since March 2017
Amy R. Ericson (f)	54	Senior Vice President, Packaging Coatings since July 2018
Ramaparasad Vadlamannati (g)	57	Senior Vice President, Protective and Marine Coatings and President PPG EMEA since October 2019

(a)
Mr. McGarry served as President and Chief Executive Officer from September 2015 through August 2016, President and Chief Operating Officer from March 2015 through August 2015; Chief Operating Officer from August 2014 through February 2015; Executive Vice President from September 2012 through July 2014; and Senior Vice President, Commodity Chemicals from July 2008 through August 2012.

(b)
Ms. Foulkes served as Senior Vice President, General Counsel and Secretary from August 2018 to September 2018, Vice President and Associate General Counsel and Secretary from March 2016 through July 2018 and Assistant General Counsel and Secretary from April 2011 through February 2016.

(c)
Mr. Knavish served as Senior Vice President, Architectural Coatings and President, PPG EMEA from January 2019 through September 2019, Senior Vice President, Industrial Coatings from October 2017 through December 2018, Senior Vice President, Automotive Coatings from March 2016 through September 2017, Vice President, Protective and Marine Coatings from August 2012 through February 2016 and Vice President, Automotive Coatings, Americas from March 2010 through July 2012.

(d)
Ms. Liebert served as Senior Vice President, Automotive Coatings from June 2018 to September 2019. She previously served as President and Chief Executive Officer of Honeywell UOP from 2016 to 2018, Senior Vice President and General Manager, Catalyst Adsorbents and Specialties of Honeywell UOP from 2015 to 2016 and Senior Vice President and General Manager, Gas Processing and Hydrogen of Honeywell UOP from 2012 to 2015.

(e)
Mr. Morales served as Vice President, Finance from June 2016 through February 2017. From June 2015 through June 2016, he served as Vice President, Investor Relations and Treasurer and from October 2007 through May 2015 he served as Vice President, Investor Relations.

(f)
Ms. Ericson was appointed Senior Vice President, Packaging Coatings in July 2018 when she joined PPG from SUEZ SA. She previously served as President of SUEZ Chemical Monitoring and Solutions from 2017 until 2018, President of General Electric Water Services Company from 2015 to 2017 and President and Chief Executive Officer of Alstom SA’s U.S. business from 2013 to 2015.

(g)
Mr. Vadlamannati served as Senior Vice President, Protective and Marine Coatings from March 2016 through September 2019, Vice President, Architectural Coatings, EMEA and Asia/Pacific from August 2014 through February 2016, Vice President, Architectural Coatings, EMEA from February 2012 through July 2014, Vice President, Architectural Coatings, EMEA for Region Western Europe from March 2011 through January 2012 and Vice President, Automotive Refinish, EMEA from September 2010 through February 2011.

Item 4. Mine Safety Disclosures
Not Applicable.

18 2019 PPG ANNUAL REPORT AND 10-K

Part II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The information required by Item 5 regarding market information, including PPG’s stock exchange listing and quarterly stock market prices, dividends and holders of common stock is included in Exhibit 13.1 filed with this Form 10-K and is incorporated herein by reference. Annual information is also included in the 2019 Financial Overview and Shareholder Information on page 3 of the Annual Report to shareholders.

Issuer Purchases of Equity Securities - Fourth Quarter 2019
Month	Total Number of Shares Purchased	Avg. Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Max. Number of Shares That May Yet Be Purchased Under the Programs(1)
October 2019
Repurchase program	—	$—	—	13,270,110
November 2019
Repurchase program	100,338	$128.54	100,338	12,786,858
December 2019
Repurchase program	1,033,842	$132.61	1,033,842	11,314,379
Total quarter ended December 31, 2019
Repurchase program	1,134,180	$132.25	1,134,180	11,314,379

(1)
In December 2017, PPG's board of directors approved a $2.5 billion share repurchase program. The remaining shares yet to be purchased under the program has been calculated using PPG’s closing stock price on the last business day of the respective month. This repurchase program has no expiration date.

No shares were withheld in satisfaction of the exercise price and/or tax withholding obligation by holders of employee stock options who exercised options granted under the Company’s equity compensation plans in the fourth quarter of 2019.
Item 6. Selected Financial Data
The information required by Item 6 regarding the selected financial data for the five years ended December 31, 2019 is included in Exhibit 13.2 filed with this Form 10-K and is incorporated herein by reference. This information is also reported in the Five-Year Digest on page 90 of the Annual Report to shareholders.

2019 PPG ANNUAL REPORT AND FORM 10-K 19

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion includes a comparison of our results of operations and liquidity and capital resources for the years ended December 31, 2019 and 2018. A discussion of changes in our results of operations for the year ended December 31, 2018 as compared to the year ended December 31, 2017 has been omitted from this Form 10-K, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2018 Form 10-K, filed with the Securities and Exchange Commission on February 21, 2019.
Performance Overview
Net Sales by Region

			% Change
($ in millions, except percentages)	2019	2018	2019 vs. 2018
United States and Canada	$6,475	$6,485	(0.2)%
Europe, Middle East and Africa (EMEA)	4,549	4,678	(2.8)%
Asia Pacific	2,542	2,618	(2.9)%
Latin America	1,580	1,593	(0.8)%
Total	$15,146	$15,374	(1.5)%
Net sales decreased $228 million due to the following:
● Lower sales volumes (-3%)
● Unfavorable foreign currency translation (-2%)
Partially offset by:
● Higher selling prices (+2%)
● Acquisition-related sales (+2%)
We achieved higher selling prices across nearly all businesses, reflecting the value of our products and services. These increases helped to offset general cost inflation, including employee wages and benefits.
U.S. and Canada net sales were relatively flat compared to the prior year. Higher selling prices and net sales from acquired businesses were almost entirely offset by lower sales volumes. The unfavorable impact from customer assortment changes in the U.S. architectural DIY channel negatively impacted sales volumes.
Europe, Middle East and Africa (EMEA) net sales decreased nearly 3% versus the prior year, driven by unfavorable foreign currency translation and lower sales volumes, partially offset by higher selling prices in all businesses and net sales from acquired businesses.
Asia Pacific net sales decreased nearly 3% versus the prior year, driven by unfavorable foreign currency translation and lower sales volumes, partially offset by net sales from acquired businesses and higher selling prices.
Latin America net sales decreased slightly versus the prior year, driven by lower sales volumes and unfavorable foreign currency translation, partially offset by higher selling prices.
For specific business results see the Segment Results section within Item 7 of this Form 10-K.
Cost of sales, exclusive of depreciation and amortization

			% Change
($ in millions, except percentages)	2019	2018	2019 vs. 2018
Cost of sales, exclusive of depreciation and amortization	$8,653	$9,001	(3.9)%
Cost of sales as a % of net sales	57.1%	58.5%	(1.4)%
Cost of sales, exclusive of depreciation and amortization, decreased $348 million due to the following:
● Lower sales volumes
● Foreign currency translation
● Restructuring cost savings
Partially offset by:
● Cost of sales attributable to acquired businesses
● General cost inflation

20 2019 PPG ANNUAL REPORT AND 10-K

Selling, general and administrative expenses

			% Change
($ in millions, except percentages)	2019	2018	2019 vs. 2018
Selling, general and administrative expenses	$3,604	$3,573	0.9%
Selling, general and administrative expenses as a % of net sales	23.8%	23.2%	0.6%
Selling, general and administrative expenses increased $31 million primarily due to:
● Wage and other cost inflation
● Selling, general and administrative expenses from acquired businesses
Partially offset by:
● Foreign currency translation
● Cost management including restructuring cost savings
Other charges and other income

			% Change
($ in millions, except percentages)	2019	2018	2019 vs. 2018
Interest expense, net of Interest income	$100	$95	5.3%
Business restructuring, net	$176	$66	166.7%
Other charges	$98	$122	(19.7)%
Other income	($89)	($114)	(21.9)%
Interest expense, net of Interest income
Interest expense, net of Interest income increased $5 million in 2019 versus 2018 primarily due to higher levels of debt in the current year.
Business restructuring, net
Pretax restructuring charges of $194 million were recorded in 2019, offset by certain changes in estimates to complete previously recorded programs of $18 million. A pretax restructuring charge of $83 million was recorded in the second quarter of 2018, offset by certain changes in estimates to complete previously recorded programs of $17 million. Refer to Note 8, "Business Restructuring" in Item 8 of this Form 10-K for additional information.
Other charges
Other charges consist primarily of environmental remediation charges. These charges were principally for environmental remediation at a former chromium manufacturing plant and associated sites in New Jersey. Refer to Note 14, "Commitments and Contingent Liabilities" in Item 8 of this Form 10-K for additional information.
Other income
Other income was lower in 2019 than prior year primarily due to a gain in 2018 on the sale of land near a facility of the Company’s former commodity chemicals business.
Effective tax rate and earnings per diluted share, continuing operations

			% Change
($ in millions, except percentages)	2019	2018	2019 vs. 2018
Income tax expense	$392	$353	11.0%
Effective tax rate	23.6%	20.9%	2.7%
Adjusted effective tax rate, continuing operations*	23.7%	22.1%	1.6%

Earnings per diluted share, continuing operations	$5.22	$5.40	(3.3)%
Adjusted earnings per diluted share, continuing operations*	$6.22	$5.92	5.1%
*See the Regulation G reconciliations - results of operations
The effective tax rate for the year-ended December 31, 2019 was 23.6%, an increase of 2.7% from the prior year. In 2018, the tax rate benefited from certain favorable adjustments, including finalization of the provisional toll charge recorded in 2017 for unremitted foreign earnings under the U.S. Tax Cuts and Jobs Act.

2019 PPG ANNUAL REPORT AND FORM 10-K 21

As reported, earnings per diluted share from continuing operations for the year ended December 31, 2019 decreased year-over-year. Refer to the Regulation G Reconciliations - Results from Operations for additional information. The Company’s earnings per diluted share and adjusted earnings per diluted share benefited from the 2.7 million and 15.9 million shares of stock repurchased in 2019 and 2018, respectively, in conjunction with the Company’s cash deployment objectives.
Regulation G Reconciliations - Results from Operations
PPG believes investor’s understanding of the Company’s performance is enhanced by the disclosure of net income from continuing operations, earnings per diluted share from continuing operations and PPG’s effective tax rate from continuing operations adjusted for certain items. PPG’s management considers this information useful in providing insight into the Company’s ongoing performance because it excludes the impact of items that cannot reasonably be expected to recur on a quarterly basis or that are not attributable to our primary operations. Net income from continuing operations, earnings per diluted share from continuing operations and the effective tax rate from continuing operations adjusted for these items are not recognized financial measures determined in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and should not be considered a substitute for net income, earnings per diluted share, the effective tax rate or other financial measures as computed in accordance with U.S. GAAP. In addition, adjusted net income, adjusted earnings per diluted share from continuing operations and the adjusted effective tax rate from continuing operations may not be comparable to similarly titled measures as reported by other companies.
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

($ in millions, except percentages and per share amounts)	Income Before Income Taxes	Tax Expense	Effective Tax Rate	Net income from continuing operations (attributable to PPG)	Earnings per diluted share(2)
Year-ended December 31, 2019
As reported, continuing operations	$1,661	$392	23.6%	$1,243	$5.22
Includes:
Net charges related to business restructuring-related costs(1)	222	54	24.4%	168	0.71
Net charges related to environmental remediation	61	14	23.0%	47	0.20
Charges related to acquisition-related costs(3)	17	4	23.5%	13	0.05
Net charges related to litigation matters	12	3	24.1%	9	0.04
Adjusted, continuing operations, excluding certain items	$1,973	$467	23.7%	$1,480	$6.22

($ in millions, except percentages and per share amounts)	Income Before Income Taxes	Tax Expense	Effective Tax Rate	Net income from continuing operations (attributable to PPG)	Earnings per diluted share(2)
Year-ended December 31, 2018
As reported, continuing operations	$1,693	$353	20.9%	$1,323	$5.40
Includes:
Net tax benefit related to U.S. Tax Cuts and Jobs Act	—	13	N/A	(13)	(0.05)
Charges related to customer assortment changes	18	4	24.3%	14	0.05
Charges related to environmental remediation and other costs	77	19	24.3%	58	0.24
Net charges related to business restructuring-related costs(1)	75	22	29.3%	53	0.21
Charges related to litigation matters	24	5	24.3%	19	0.08
Charges related to acquisition-related costs(3)	6	2	25.5%	4	0.02
Charge related to brand rationalization	6	2	26.8%	4	0.02
Gain from the sale of a non-operating asset	(26)	(6)	24.3%	(20)	(0.08)
Charge related to impairment of a non-manufacturing asset	9	2	24.3%	7	0.03
Adjusted, continuing operations, excluding certain items	$1,882	$416	22.1%	$1,449	$5.92

(1)
Included in net charges related to business restructuring-related costs, are business restructuring charges, accelerated depreciation of certain assets and other related costs, offset by releases related to previously approved programs.

(2)	Earnings per diluted share is calculated based on unrounded numbers. Figures in the table may not recalculate due to rounding.

(3)
Acquisition-related costs include advisory, legal, accounting, valuation, and other professional or consulting fees incurred to effect acquisitions. These costs are included in Selling, general and administrative expense in the consolidated statement of income. Acquisition-related costs also include the impact for the step up to fair value of inventory acquired in certain acquisitions which are included in Cost of sales, exclusive of depreciation and amortization in the consolidated statement of income.

22 2019 PPG ANNUAL REPORT AND 10-K

Performance of Reportable Business Segments
Performance Coatings

			$ Change	% Change
($ in millions, except percentages)	2019	2018	2019 vs. 2018	2019 vs. 2018
Net sales	$9,034	$9,087	($53)	(0.6)%
Segment income	$1,409	$1,300	$109	8.4%
Performance Coatings net sales decreased slightly due to the following:
● Unfavorable foreign currency translation (-3%)
● Lower sales volumes (-1%)
Partially offset by:
● Higher selling prices (+2%)
● Acquisition-related sales (+1%)
For the full year 2019, PPG achieved higher selling prices across all businesses, reflecting the value of our products and services, offset by unfavorable foreign currency translation in all businesses.
Architectural coatings - Americas and Asia Pacific net sales decreased by a mid-single-digit percentage versus the prior year. The unfavorable impact from customer assortment changes in the U.S. architectural DIY channel negatively impacted sales volumes. The U.S. and Canada company-owned stores network net sales decreased slightly compared to the prior year. The PPG-Comex architectural coatings businesses had slightly higher net sales, excluding the impact of foreign currency translation and acquisitions (organic sales), and continued to benefit from the opening of a net of approximately 160 new concessionaire locations. Net sales in Asia Pacific were negatively impacted by unfavorable foreign currency translation.
Architectural coatings - EMEA net sales decreased by a mid-single-digit percentage due to unfavorable foreign currency translation; however, organic sales increased by a low-single-digit percentage year-over-year driven by higher selling prices. Despite volume growth in certain key countries, sales volumes were lower year-over-year.
Automotive refinish coatings net sales were relatively flat versus the prior year including the increase in net sales from the SEM acquisition. Sales volumes were impacted by softer U.S. industry demand evidenced by lower collision claims during the year. Organic sales increased in all other major geographic regions as customers continued to adopt PPG’s industry-leading technologies.
Aerospace coatings net sales increased by over 10% versus the prior year, driven by higher sales volumes. This increase was supported by market outperformance in all major platforms stemming from technology-advantaged products and robust industry demand.
Protective and marine coatings increased net sales by a mid-single-digit percentage versus the prior year, driven by strong sales volumes in China and Europe and price gains in each region. Net sales in the U.S. were negatively impacted by reduced activity in the oil and gas sector.
Segment income increased $109 million year-over-year due to higher selling prices and the continued benefits from the Company’s ongoing restructuring programs. These benefits were partially offset by the earnings impact of lower sales volumes, which were mostly attributable to the previously announced customer assortment changes, and other cost inflation. Additionally, unfavorable foreign currency translation decreased segment income by approximately $25 million, primarily related to the weakening of key currencies, including the Mexican peso and euro.
Looking Ahead
Looking ahead, industry demand levels in the first quarter of 2020 are expected to be similar to those experienced in the fourth quarter of 2019. Acquisitions are forecasted to add about $25 million of net sales primarily from Dexmet, Texstars, and ICR. In addition, net sales will be impacted due to lower production rates by an aerospace customer. Based on current exchange rates, foreign currency translation is not expected to have a material impact on segment sales or earnings.

2019 PPG ANNUAL REPORT AND FORM 10-K 23

Industrial Coatings

			$ Change	% Change
($ in millions, except percentages)	2019	2018	2019 vs. 2018	2019 vs. 2018
Net sales	$6,112	$6,287	($175)	(2.8)%
Segment income	$862	$818	$44	5.4%
Industrial Coatings segment net sales decreased due to the following:
● Lower sales volumes (-6%)
● Unfavorable foreign currency translation (-3%)
Partially offset by:
● Acquisition-related sales (+4%)
● Higher selling prices (+2%)
For the full year 2019, PPG achieved higher selling prices in all major regions for nearly all businesses, reflecting the value of our products and services, offset by unfavorable foreign currency translation in all businesses.
In the automotive OEM coatings business, net sales decreased by a mid-single-digit percentage driven by lower sales volumes versus the prior year, consistent with the overall global industry automotive build rate. Partially offsetting the lower sales volumes were acquisition-related sales from the Hemmelrath acquisition and higher selling prices in all major regions.
Industrial coatings net sales increased slightly versus the prior year, despite lower sales volumes due to weakening global manufacturing demand for certain end-use products. Lower sales volumes were more than offset by acquisition-related sales from the Whitford acquisition.
Packaging coatings net sales decreased by a mid-single-digit percentage due to lower sales volumes versus the prior year. Year-over-year volumes were impacted by lower demand in packaged foods. However, sales volumes increased in Latin America due to customer conversions in the region during the year.
Specialty coatings and materials net sales were lower by a low-single-digit percentage versus the prior year, despite sales volume growth in the U.S. and EMEA.
Segment income increased $44 million year-over-year. Segment income benefited from improving selling prices, continued benefits from the Company’s ongoing restructuring programs and acquisition-related income, which were partially offset by the earnings impact of lower sales volumes and other cost inflation. Unfavorable foreign currency translation decreased segment income by approximately $20 million, primarily related to the Chinese yuan, Mexican peso and the euro.
Looking ahead
Looking ahead, global industrial demand trends are expected to remain subdued through the first quarter of 2020, with inconsistencies by region. Significant public health issues could have an unfavorable impact in certain industries and regions. The company will continue to prioritize operating margin recovery, focusing on executing its cost savings program and implementing contingency actions where necessary. Acquisition-related sales are forecast to add about $60 million stemming from Whitford and Hemmelrath. Based on current exchange rates, foreign currency translation is not expected to have a material impact on segment sales or earnings.
Review and Outlook
During 2019, economic conditions were generally positive in all of our major geographic regions despite soft global manufacturing activity that weakened during the year and remained mixed by end-uses. PPG’s net sales excluding foreign currency translation impact grew approximately 1% versus the prior year. Acquisition-related sales from acquisitions completed in 2018 and 2019 contributed 2% to net sales growth year-over-year, net of dispositions. Foreign currency translation was unfavorable throughout the year and impacted net sales by about 3%. Raw material costs moderated during the year, but remain elevated after a multi-year inflationary period. Some other key costs continued to increase in 2019 such as employee wage and benefit costs.
U.S. and Canada
During 2019, the pace of economic growth moderated in the U.S. and Canada versus the prior year, led by weaker U.S. GDP growth. Automotive OEM industry builds were relatively flat compared to 2018. Demand in the residential and commercial construction markets was modestly higher in 2019 compared to 2018. New home starts advanced approximately 2% in 2019 versus approximately 4% in 2018. Residential remodeling was down 2% in 2019 versus 2018, while commercial construction was down approximately 4% compared to flat in 2018. Market demand for architectural paint continued to shift more to professional trade painters as continued lower U.S. unemployment resulted in consumers choosing professional painters

24 2019 PPG ANNUAL REPORT AND 10-K

rather than completing projects themselves; although, demand in U.S. do-it-yourself (DIY) paint stores was stable after several years of weaker trends. PPG’s architectural coatings sales volumes in the U.S. and Canada was impacted by DIY customer assortment changes that reduced net sales by more than $100 million. The aerospace coatings business had above-market sales volume growth of nearly a double-digit percentage year-over-year. The automotive refinish coatings business was impacted by lower collision rates, changes to inventory management by our customers and a continuing trend of a higher number of automobiles in accidents being scrapped rather than being repaired and repainted offsetting modest growth in miles driven. PPG’s packaging coatings business was impacted by lower packaged food demand which offset growth in the packaged beverage segment. PPG’s automotive OEM coatings business performance was slightly below industry demand levels due to customer mix. Higher selling prices and acquisition-related sales nearly offset lower sales volumes in the automotive OEM coatings business. For the industrial coatings business, acquisition-related sales and higher selling prices were partially offset by lower sales volumes. The U.S. and Canada remained PPG’s largest region, representing approximately 43% of 2019 net sales.
Europe, Middle East and Africa
European economic activity was weak in 2019. Industrial production and manufacturing rates in the region were lower than 2018 and worsened as the year progressed. The region was impacted by continuing uncertainty over the United Kingdom’s exit from the European Union and overall contracting demand in most of the end-use markets that PPG supplies. Regional demand continued to be mixed by country and end-uses. Demand for PPG’s products was impacted by a decline in automotive industry builds and soft manufacturing activity in most of the general industrial coatings sub-segments. PPG’s architectural coatings - EMEA business organic sales were higher by a low-single-digit percentage as higher selling prices offset lower sales volumes.
EMEA represented approximately 30% of PPG’s 2019 net sales, similar to prior year levels. Regional coatings volumes remain approximately 20% below 2008 pre-recession levels. Net sales, excluding the impact of foreign translation, increased in 2019 compared to 2018 as higher selling prices and acquisition-related sales more than offset lower sales volumes. The euro and British pound both depreciated against the U.S. dollar during 2019.
Asia Pacific and Latin America
The emerging regions of Asia Pacific and Latin America represented 27% of PPG’s 2019 net sales in aggregate, similar to the prior year.
Asia Pacific remained the largest emerging region, with net sales of approximately $2.5 billion, led by China, which remained PPG’s second largest country by revenue. The Performance Coatings segment grew sales volumes in Asia Pacific, led by strong sales volume growth in the protective and marine coatings and aerospace coatings businesses. Sales volumes in the Industrial Coatings segment were lower by a high-single-digit percentage year-over-year, mostly due to a decline in the automotive OEM coatings business, particularly in China and India where new automobile sales were lower, and a decline in the industrial coatings business driven by weakening global manufacturing demand.
Overall, demand in Latin America declined year-over-year driven by lower automotive industry builds and overall softer economic conditions in most countries, including a weak trading environment in Mexico. In Mexico, the PPG-Comex business added a net of approximately 160 new concessionaire locations. The overall region’s performance was supported by strong growth in the packaging coatings business. Weaker sales volumes were offset by higher selling prices. Foreign currency translation was volatile and finished 2% unfavorable compared to 2018, principally driven by weaker currencies, including the Mexican peso and Brazilian real.
Outlook
Looking ahead to 2020, we expect modest global market growth that will likely be uneven by region and end-use. We expect most regional growth rates to be similar to 2019, with the softest conditions expected in the EMEA region.
We anticipate PPG’s U.S. and Canada regional growth will be led by aerospace coatings, albeit at lower levels than 2019 due to expected production curtailments at one customer, especially in the first half of the year. Automotive OEM builds are expected to be relatively flat compared to 2019. We expect modestly positive growth in housing and commercial construction.
We expect similar industry demand trends in 2020 in Europe as those experienced in 2019 with continuing improvement in profitability due to margin improvement. Regional growth is expected to remain mixed by sub-region and country. Favorable end-use trends are expected to continue in aerospace coatings, with the potential for heightened volatility in automotive OEM builds due to new regional emission standards. Industrial coatings demand is expected to remain soft as industry growth rates are anticipated to be flat to modestly lower. Demand is expected to contract but be mixed by country in the architectural coatings business. We continue to monitor the economic environment in the U.K., as its exit from the European Union progresses and impacts consumer sentiment and coatings demand.

2019 PPG ANNUAL REPORT AND FORM 10-K 25

In Asia Pacific, we expect improved industrial production growth in China, Southeast Asia and India as the year progresses. In China, we foresee continued above global average growth with heightened risk as the Chinese economy continues to shift and rely more on domestic consumption. The sharp decline in automotive OEM activity realized in the past 18 months is expected to moderate and improve as 2020 progresses, with year-over-year demand patterns expected to become more favorable in the second half of 2020. The recovery in marine coatings new-build demand is expected to remain subdued.
In Latin America, we anticipate slightly better economic conditions in Mexico, most of Central America and South America compared to 2019.
Significant other factors
In June 2019, PPG initiated a $184 million global restructuring program. The program is the result of a comprehensive internal operational assessment to identify further opportunities to improve profitability of the overall business portfolio. PPG recognized approximately $15 million of savings from this program in 2019. The majority of restructuring actions are expected to be completed by the end of the fourth quarter 2020 with the remainder of the actions expected to be completed in 2022.
We made significant progress on the global restructuring programs that were announced in December 2016 and May 2018. The Company achieved approximately $70 million of savings in 2019 relating to these programs. These restructuring actions are expected to be completed by the end of the second quarter of 2020. Aggregate restructuring savings related to the 2019, 2018 and 2016 programs was approximately $85 million in 2019.
We will continue to aggressively manage the Company’s cost structure to ensure alignment with the overall demand environment and will make adjustments as required to remain cost competitive in the marketplace. Aggregate restructuring savings are expected to be at least $75 million in 2020.
Raw materials are a significant input cost to the process of manufacturing coatings. PPG experiences fluctuating energy and raw material costs driven by various factors, including changes in supplier feedstock costs and inventories, global industry activity levels, foreign currency exchange rates, and global supply and demand factors. In aggregate, average raw material costs were modestly lower in 2019 versus 2018 due to variety of reasons, including softer industry demand and lower crude oil prices. PPG currently expects overall raw material prices to be impacted by weak industrial supply and demand conditions in 2020. Cost inflation is expected in several other areas including wage, benefit, and logistics costs in 2020.
In 2019, we achieved broad selling price improvement, reflecting the Company’s efforts to offset inflationary pressures. Further benefits from selling price actions are necessary in 2020 to recover operating margins, reflecting the value of our products. The Company will carefully monitor all costs during 2020 and assess the need for additional selling price increases.
In 2019, we experienced unfavorable foreign currency translation throughout the year. Based on mid-January 2020 exchange rates, the Company does not expect year-over-year foreign currency translation to significantly impact 2020 net sales or income before income taxes. The foreign currency environment continues to be volatile, and the impact on 2020 net sales and income before income taxes could differ from this expectation. The Company generally purchases raw materials, incurs manufacturing costs and sells finished goods in the same currency, so we typically incur only modest foreign currency transaction related impacts.
We are monitoring the potential impact of the recent outbreak of the coronavirus in China, which could negatively impact our global business and results of operations in 2020.
The 2020 effective tax rate from continuing operations is expected to be in the range of 22% to 24%. This range represents the Company’s best estimate, including recent updates to the 2017 the U.S. Tax Cuts and Jobs Act.
Over the past five years, the Company used over $4.5 billion of cash to repurchase approximately 45 million shares of PPG stock, including $325 million in 2019. The Company ended the year with approximately $1.5 billion remaining under its current share repurchase authorization. During 2019, the Company deployed nearly $700 million for acquisitions, including the purchase of a remaining minority interest, and approximately $470 million for dividends. PPG increased its per-share dividend in September 2019, marking the 48th annual per share dividend increase and the 120th consecutive year of annual dividend payments.
PPG ended 2019 with approximately $1.3 billion in cash and short-term investments. The Company expects continued strong cash generation in 2020.
Accounting Standards Adopted in 2019
Note 1, “Summary of Significant Accounting Policies” under Item 8 of this Form 10-K describes the Company’s recently adopted accounting pronouncements.

26 2019 PPG ANNUAL REPORT AND 10-K

Accounting Standards to be Adopted in Future Years
Note 1, “Summary of Significant Accounting Policies” under Item 8 of this Form 10-K describes accounting pronouncements that have been promulgated prior to December 31, 2019 but are not effective until a future date.
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
As also discussed in Note 14, PPG has significant reserves for environmental contingencies. Please refer to the Environmental Matters section of Note 14 for details of these reserves. A significant portion of our reserves for environmental contingencies relate to ongoing remediation at PPG's former chromium manufacturing plant in Jersey City, N.J. and associated sites ("New Jersey Chrome"). There are multiple, future events yet to occur, including further remedy selection and design, remedy implementation and execution and applicable governmental agency or community organization approvals. Considerable uncertainty exists regarding the timing of these future events for the New Jersey Chrome sites. Further resolution of these events is expected to occur over the next several years. As these events occur and to the extent that the cost estimates of the environmental remediation remedies change, the existing reserve for this environmental remediation matter will continue to be adjusted.
Liquidity and Capital Resources
During the past two years, PPG had sufficient financial resources to meet its operating requirements, to fund our capital spending, including acquisitions, share repurchases and pension plans and to pay increasing dividends to shareholders.
Cash and cash equivalents and short-term investments

($ in millions)	2019	2018
Cash and cash equivalents	$1,216	$902
Short-term investments	57	61
Total	$1,273	$963
Cash from operating activities - continuing operations

($ in millions, except percentages)			% Change
	2019	2018	2019 vs. 2018
Cash from operating activities	$2,084	$1,487	40.1%
2019 vs. 2018
The $597 million increase in Cash from operating activities - continuing operations was primarily due to favorable changes in working capital, excluding the impact of business acquisitions, and lower cash contributions to its defined benefit pension plans year-over-year.
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

2019 PPG ANNUAL REPORT AND FORM 10-K 27

A key metric we use to measure our working capital management is operating working capital as a percentage of sales (fourth quarter sales annualized).

($ in millions, except percentages)	2019	2018
Trade receivables, net	$2,479	$2,505
Inventories, FIFO	1,834	1,896
Trade creditors’ liabilities	2,098	2,177
Operating working capital	$2,215	$2,224
Operating working capital as a % of fourth quarter sales, annualized	15.1%	15.3%

Trade receivables, net as a % of fourth quarter sales, annualized	16.9%	17.2%
Days sales outstanding	56	56
Inventories, FIFO as a % of fourth quarter sales, annualized	12.5%	13.0%
Inventory turnover	4.6	4.8
Environmental expenditures

($ in millions)	2019	2018
Cash outlays related to environmental remediation activities	$77	$64
We expect cash outlays for environmental remediation activities in 2020 to be between $80 million and $100 million.
Defined benefit pension plan contributions

($ in millions)	2019	2018
U.S. defined benefit pension plans	$—	$75
Non-U.S. defined benefit pension plans	$13	$24
Contributions to PPG’s non-U.S. defined benefit pension plans in 2019 were required by local funding requirements. PPG expects to make mandatory contributions to its non-U.S. defined benefit pension plans in the range of $15 million to $20 million in 2020. PPG may make voluntary contributions to its defined benefit pension plans in 2020 and beyond.
Cash used for investing activities

($ in millions, except percentages)			% Change
	2019	2018	2019 vs. 2018
Cash used for investing activities	($1,009)	($764)	32.1%
2019 vs. 2018
The $245 million increase in cash used for investing activities - continuing operations, was primarily due to higher spending on business acquisitions.
Capital expenditures, including business acquisitions

($ in millions, except percentages)			% Change
	2019	2018	2019 vs. 2018
Capital expenditures (1)	$413	$411	0.5%
Business acquisitions, net of cash balances acquired	$643	$378	70.1%
Total capital expenditures, including acquisitions	$1,056	$789	33.8%
Capital expenditures, excluding acquisitions, as a % of sales	2.7%	2.7%	—%
(1) Includes modernization and productivity improvements, expansion of existing businesses and environmental control projects.
Capital expenditures related to modernization and productivity improvements, expansion of existing businesses and environmental control projects is expected to be in the range of 2.5% to 3.0% of sales during 2020.
A primary focus for the Company in 2020 will continue to be cash deployment focused on shareholder value creation, with a preference for business acquisitions.

28 2019 PPG ANNUAL REPORT AND 10-K

Cash used for financing activities

			% Change
($ in millions, except percentages)	2019	2018	2019 vs. 2018
Cash used for financing activities	($758)	($1,205)	(37.1)%
2019 vs. 2018
The $447 million decrease in cash used for financing activities - continuing operations, was primarily due to lower net purchases of treasury stock year-over-year, partially offset by the repayment of long term debt.
Share repurchase activity

($ in millions, except number of shares)	2019	2018
Number of shares repurchased (millions)	2.7	15.9
Cost of shares repurchased	$325	$1,721
The Company has approximately $1.5 billion remaining under the current authorization from the Board of Directors, which was approved in December 2017. The current authorized repurchase program has no expiration date.
Dividends paid to shareholders

($ in millions)	2019	2018
Dividends paid to shareholders	$468	$453
PPG has paid uninterrupted annual dividends since 1899, and 2019 marked the 48th consecutive year of increased annual per-share dividend payments to shareholders. The Company raised its per-share quarterly dividend by 6% to $0.51 per share paid in September 2019.
Debt issued and repaid

Debt Issued (net of discount and issuance costs)	Year	$ in millions
$300 million 2.4% Note due 2024 and $300 million 2.8% Notes due 2029	2019	$595
$300 million 3.2% Note due 2023 and $700 million 3.75% Notes due 2028	2018	$992

Debt Repaid	Year	$ in millions
0.00% Note (€300)	2019	$334
2.3% Notes	2019	$300
The ratio of total debt, including finance leases (previously referred to as capital leases), to total debt and equity was 49% at December 31, 2019, down from 52% in 2018.
Credit agreements and lines of credit
In August 2019, PPG amended and restated the Credit Agreement with several banks and financial institutions as further discussed in Note 9, "Borrowings and Lines of Credit" under Item 8 of this Form 10-K. The Credit Agreement amends and restates the Company's existing five year credit agreement dated as of December 18, 2015. The Credit Agreement provides for a $2.2 billion unsecured revolving credit facility. The Credit Agreement will terminate on August 30, 2024. During the years ended December 31, 2019 and 2018, there were no borrowings outstanding under the existing or the prior credit agreement.
The Credit Agreement also supports the Company’s commercial paper borrowings. As of December 31, 2019, there were $100 million of commercial paper borrowings outstanding. There were no commercial paper borrowings outstanding as of December 31, 2018 under the prior credit agreement.
In addition to the amounts available under lines of credit, the Company maintains access to the capital markets and may issue debt or equity securities from time to time, which may provide an additional source of liquidity.
See Note 9, “Borrowings and Lines of Credit” under Item 8 of this Form 10-K for information regarding notes entered into and repaid as well as details regarding the use and availability of committed and uncommitted lines of credit, letters of credit, guarantees and debt covenants.

2019 PPG ANNUAL REPORT AND FORM 10-K 29

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

		Obligations Due In:
($ in millions)	Total	2020	2021-2022	2023-2024	Thereafter
Contractual Obligations
Long-term debt	$4,931	$500	$832	$596	$3,003
Short-term debt	10	10	—	—	—
Commercial paper	100	—	—	100	—
Finance lease obligations	11	3	3	2	3
Interest payments(1)	1,184	137	215	183	649
Operating leases(2)	889	191	268	164	266
Pension contributions(3)	20	20	—	—	—
Unconditional purchase commitments(4)	213	86	77	32	18
Other commitments	74	6	13	13	42
Total	$7,432	$953	$1,408	$1,090	$3,981

(1)	Interest on all outstanding debt, including finance lease obligations.

(2)	Includes interest payments.

(3)	Includes the high end of the range of the expected non-US mandatory pension contributions for 2020 only, as PPG is unable to estimate the pension contributions beyond 2020.

(4)
The unconditional purchase commitments are principally take-or-pay obligations related to the purchase of certain materials, including industrial gases and electricity, consistent with customary industry practice.

Other liquidity matters
At December 31, 2019, the total amount of unrecognized tax benefits for uncertain tax positions, including an accrual of related interest and penalties along with positions only impacting the timing of tax benefits, was $177 million. The timing of payments will depend on the progress of examinations with tax authorities. PPG does not expect a significant tax payment related to these obligations within the next year. The Company is unable to make a reasonably reliable estimate as to when any significant cash settlements with taxing authorities may occur.
Off-Balance Sheet Arrangements
The Company’s off-balance sheet arrangements include unconditional purchase commitments disclosed in the “Liquidity and Capital Resources” section in the contractual obligations table as well as letters of credit and guarantees as discussed in Note 9, “Borrowings and Lines of Credit” under Item 8 of this Form 10-K.
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

30 2019 PPG ANNUAL REPORT AND 10-K

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
Business Combinations
In accordance with the accounting guidance for business combinations, the Company uses the acquisition method of accounting to allocate costs of acquired businesses to the assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition. The excess costs of acquired businesses over the fair values of the assets acquired and liabilities assumed will be recognized as goodwill. The valuations of the acquired assets and liabilities will impact the determination of future operating results. In addition to using management estimates and negotiated amounts, the Company uses a variety of information sources to determine the estimated fair values of acquired assets and liabilities including: third-party appraisals for the estimated value and lives of identifiable intangible assets and property, plant and equipment; third-party actuaries for the estimated obligations of defined benefit pension plans and similar benefit obligations; and legal counsel or other experts to assess the obligations associated with legal, environmental and other contingent liabilities.
The business and technical judgment of management was used in determining which intangible assets have indefinite lives and in determining the useful lives of finite-lived intangible assets in accordance with the accounting guidance for goodwill and other intangible assets.
Goodwill and Intangible Assets
The Company tests indefinite-lived intangible assets and goodwill for impairment by either performing a qualitative evaluation or a quantitative test at least annually, or more frequently if an indication of impairment arises. The qualitative evaluation is an assessment of factors to determine whether it is more likely than not that the fair value of a reporting unit or asset is less than its carrying amount. In the quantitative test, fair values are estimated using a discounted cash flow model. Key assumptions and estimates used in the discounted cash flow model include discount rates, tax rates, future revenues, operating cash flows and capital expenditures. For more information on these matters, see Note 1, “Summary of Significant Accounting Policies” under Item 8 of this Form 10-K.
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
Currency
Comparing spot exchange rates at December 31, 2018 and at December 31, 2019, the U.S. dollar weakened against certain currencies in the countries where PPG operates, most notably the British pound, Canadian dollar, and the Mexican peso. As a result, consolidated net assets at December 31, 2019 increased by $106 million from December 31, 2018. Comparing spot exchange rates at December 31, 2017 and at December 31, 2018, the U.S. dollar strengthened against certain other major currencies associated with countries in which PPG operates, most notably the Australian dollar, British pound, Chinese yuan, euro and South Korean won. As a result, consolidated net assets at December 31, 2018 decreased by approximately $167 million from December 31, 2017.
Comparing average exchange rates during 2019 to those of 2018, the U.S. dollar strengthened against currencies of the countries within the regions PPG operates, including EMEA, Asia Pacific, and Latin America. This had an unfavorable impact of approximately $50 million on full year 2019 income before income taxes from the translation of this foreign income into U.S. dollars. Comparing average exchange rates during 2018 to those of 2017, in the countries in which PPG operates, there was a favorable impact of $21 million on full year 2018 income before income taxes from the translation of this foreign income into U.S. dollars.
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

2019 PPG ANNUAL REPORT AND FORM 10-K 31

statement, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our reports to the Securities and Exchange Commission. Also, note the following cautionary statements.
Many factors could cause actual results to differ materially from the Company’s forward-looking statements. Such factors include global economic conditions, increasing price and product competition by foreign and domestic competitors, fluctuations in cost and availability of raw materials, the ability to achieve selling price increases, the ability to recover margins, customer inventory levels, our ability to maintain favorable supplier relationships and arrangements, the timing of and the realization of anticipated cost savings from restructuring initiatives, the ability to identify additional cost savings opportunities, difficulties in integrating acquired businesses and achieving expected synergies therefrom, economic and political conditions in the markets we serve, the ability to penetrate existing, developing and emerging foreign and domestic markets, foreign exchange rates and fluctuations in such rates, fluctuations in tax rates, the impact of future legislation, the impact of environmental regulations, unexpected business disruptions, the effectiveness of our internal control over financial reporting, the results of governmental investigations and the unpredictability of existing and possible future litigation. However, it is not possible to predict or identify all such factors.
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
Foreign Currency Risk
We conduct operations in many countries around the world. Our results of operations are subject to both currency transaction and currency translation risk. Certain foreign currency forward contracts outstanding during 2019 and 2018 were designated as a hedge of PPG’s exposure to foreign currency transaction risk. As of December 31, 2019 and 2018, the fair value of these contracts was a net liability of $7 million and a net asset of $36 million, respectively. The potential reduction in PPG’s Income before income taxes resulting from the impact of adverse changes in exchange rates on the fair value of its outstanding foreign currency hedge contracts of 10% for European and Canadian currencies and 20% for Asian and Latin American currencies for the years ended December 31, 2019 and 2018 would have been $357 million and $291 million, respectively.
In August 2019 and February 2018, PPG entered into U.S. dollar to euro cross currency swap contracts for $300 million and $575 million, respectively; with a combined notional amount of $875 million outstanding, resulting in a net asset with a fair value of $48 million and $35 million as of December 31, 2019 and 2018, respectively. A 10% increase in the value of the euro to the U.S. dollar would have had an unfavorable effect on the fair value of these swap contracts by reducing the value of these instruments by $87 million and $57 million at December 31, 2019 and 2018, respectively.
As of December 31, 2019 and 2018, PPG had non-U.S. dollar denominated debt outstanding of $2.3 billion and $2.6 billion, respectively. A weakening of the U.S. dollar by 10% against European currencies and by 20% against Asian and South American currencies would have resulted in unrealized translation losses of $255 million and $299 million as of December 31, 2019 and 2018, respectively.
Interest Rate Risk
The Company manages its interest rate risk of fixed and variable rates while attempting to minimize its interest costs. In the first quarter of 2018, PPG entered into interest rate swaps which converted $525 million of fixed rate debt to variable rate debt. The fair value of these contracts was an asset of $35 million and $8 million as of December 31, 2019 and 2018, respectively. An increase in variable interest rates of 10% would lower the fair value of these swaps and increase interest

32 2019 PPG ANNUAL REPORT AND 10-K

expense by $7 million and $10 million for the periods ended December 31, 2019 and 2018, respectively. A 10% increase in interest rates in the U.S., Canada, Mexico and Europe and a 20% increase in interest rates in Asia and South America would have an insignificant effect on PPG’s variable rate debt obligations and interest expense for the periods ended December 31, 2019 and 2018, respectively. Further, a 10% reduction in interest rates would have increased the fair value of the Company’s fixed rate debt by approximately $67 million and $84 million as of December 31, 2019 and 2018, respectively; however, such changes would not have had an effect on PPG’s annual Income before income taxes or cash flows.

2019 PPG ANNUAL REPORT AND FORM 10-K 33

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of PPG Industries, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheet of PPG Industries, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income, of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2019 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As described in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.
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

34 2019 PPG ANNUAL REPORT AND 10-K

Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Quantitative Goodwill Impairment Test
As described in Notes 1 and 7 to the consolidated financial statements, the Company’s consolidated goodwill balance was $4,470 million as of December 31, 2019. Management tests goodwill for impairment by either performing a qualitative evaluation or a quantitative test, at least annually, or more frequently if an indication of impairment exists. Management’s quantitative goodwill impairment testing is performed during the fourth quarter of each year by comparing the estimated fair value of an associated reporting unit as of September 30 to its carrying value. Fair value is estimated using a discounted cash flow model. Key assumptions and estimates used in the discounted cash flow model include projected future revenues, discount rates, operating cash flows, capital expenditures and tax rates.
The principal considerations for our determination that performing procedures relating to quantitative goodwill impairment testing is a critical audit matter are there was significant judgment by management when developing the fair value measurement of any reporting units where a quantitative test was performed and there was a high degree of auditor judgment, subjectivity, and effort in performing procedures and in evaluating audit evidence relating to management’s cash flow projections, including the significant assumption related to projected future revenues.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s quantitative goodwill impairment test, including controls over the valuation of any reporting units for which a quantitative test was performed. These procedures also included, among others, testing management’s process for developing the fair value estimate. This included evaluating the appropriateness of the discounted cash flow model, testing the completeness, accuracy, and relevance of underlying data used, and evaluating management’s assumption related to projected future revenues. Evaluating management’s assumption related to projected future revenues involved evaluating whether the assumption used by management was reasonable considering (i) the current and past performance of the reporting unit, (ii) the consistency with external market and industry data, and (iii) whether the assumption was consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
February 20, 2020
We have served as the Company’s auditor since 2013.

2019 PPG ANNUAL REPORT AND FORM 10-K 35

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
We conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this evaluation, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this evaluation we have concluded that, as of December 31, 2019, the Company’s internal control over financial reporting were effective.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued their report, included on pages 34-35 of this Form 10-K, regarding the Company’s internal control over financial reporting.

/s/ Michael H. McGarry	/s/ Vincent J. Morales
Michael H. McGarry Chairman and Chief Executive Officer February 20, 2020	Vincent J. Morales Senior Vice President and Chief Financial Officer February 20, 2020

36 2019 PPG ANNUAL REPORT AND 10-K

Consolidated Statement of Income

	For the Year
($ in millions, except per share amounts)	2019	2018	2017
Net sales	$15,146	$15,374	$14,748
Cost of sales, exclusive of depreciation and amortization	8,653	9,001	8,209
Selling, general and administrative	3,604	3,573	3,554
Depreciation	375	354	331
Amortization	136	143	129
Research and development, net	432	441	451
Interest expense	132	118	105
Interest income	(32)	(23)	(20)
Business restructuring, net	176	66	—
Pension settlement charges	—	—	60
Other charges	98	122	74
Other income	(89)	(114)	(150)
Income before income taxes	$1,661	$1,693	$2,005
Income tax expense	392	353	615
Income from continuing operations	$1,269	$1,340	$1,390
Income from discontinued operations, net of tax	—	18	225
Net income attributable to the controlling and noncontrolling interests	$1,269	$1,358	$1,615
Less: Net income attributable to noncontrolling interests	26	17	21
Net income (attributable to PPG)	$1,243	$1,341	$1,594
Amounts attributable to PPG
Income from continuing operations, net of tax	$1,243	$1,323	$1,369
Income from discontinued operations, net of tax	—	18	225
Net income (attributable to PPG)	$1,243	$1,341	$1,594
Earnings per common share
Income from continuing operations, net of tax	$5.25	$5.43	$5.34
Income from discontinued operations, net of tax	—	0.07	0.88
Net income (attributable to PPG)	$5.25	$5.50	$6.22
Earnings per common share - assuming dilution
Income from continuing operations, net of tax	$5.22	$5.40	$5.31
Income from discontinued operations, net of tax	—	0.07	0.87
Net income (attributable to PPG)	$5.22	$5.47	$6.18
Consolidated Statement of Comprehensive Income

	For the Year
($ in millions)	2019	2018	2017
Net income attributable to the controlling and noncontrolling interests	$1,269	$1,358	$1,615
Other comprehensive (loss)/income, net of tax
Defined benefit pension and other postretirement benefits	(156)	9	78
Unrealized foreign currency translation adjustments	106	(155)	248
Derivative financial instruments	(1)	(1)	(10)
Other comprehensive (loss)/income, net of tax	(51)	(147)	316
Total comprehensive income	$1,218	$1,211	$1,931
Less: amounts attributable to noncontrolling interests:
Net income	(26)	(17)	(21)
Unrealized foreign currency translation adjustments	1	11	(17)
Comprehensive income attributable to PPG	$1,193	$1,205	$1,893
The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

2019 PPG ANNUAL REPORT AND FORM 10-K 37

Consolidated Balance Sheet

	December 31
($ in millions)	2019	2018
Assets
Current assets
Cash and cash equivalents	$1,216	$902
Short-term investments	57	61
Receivables	2,756	2,845
Inventories	1,710	1,783
Other current assets	431	370
Total current assets	$6,170	$5,961
Property, plant and equipment, net	2,983	2,805
Goodwill	4,470	4,070
Identifiable intangible assets, net	2,131	1,972
Deferred income taxes	220	229
Investments	258	251
Operating lease right-of-use assets	782	—
Other assets	694	727
Total	$17,708	$16,015

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$3,496	$3,623
Restructuring reserves	196	99
Short-term debt and current portion of long-term debt	513	651
Current portion of operating lease liabilities	170	—
Total current liabilities	$4,375	$4,373
Long-term debt	4,539	4,365
Operating lease liabilities	622	—
Accrued pensions	745	645
Other postretirement benefits	661	629
Deferred income taxes	452	429
Other liabilities	911	842
Total liabilities	$12,305	$11,283
Commitments and contingent liabilities (See Note 14)
Shareholders’ equity
Common stock	$969	$969
Additional paid-in capital	950	788
Retained earnings	18,906	18,131
Treasury stock, at cost	(13,191)	(12,958)
Accumulated other comprehensive loss	(2,350)	(2,300)
Total PPG shareholders’ equity	$5,284	$4,630
Noncontrolling interests	119	102
Total shareholders’ equity	$5,403	$4,732
Total	$17,708	$16,015
The accompanying notes to the consolidated financial statements are an integral part of this consolidated statement.

38 2019 PPG ANNUAL REPORT AND 10-K

Consolidated Statement of Shareholders’ Equity

($ in millions)	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss)/Income	Total PPG	Non-controlling Interests	Total
January 1, 2017	$969	$707	$15,980	($10,472)	($2,356)	$4,828	$87	$4,915
Net income attributable to the controlling and noncontrolling interests	—	—	1,594	—	—	1,594	21	1,615
Other comprehensive income, net of tax	—	—	—	—	299	299	17	316
Cash dividends	—	—	(434)	—	—	(434)	—	(434)
Purchase of treasury stock	—	—	—	(813)	—	(813)	—	(813)
Issuance of treasury stock	—	49	—	34	—	83	—	83
Dividends paid on subsidiary common stock to noncontrolling interests	—	—	—	—	—	—	(5)	(5)
Reductions in noncontrolling interests	—	—	—	—	—	—	(5)	(5)
December 31, 2017	$969	$756	$17,140	($11,251)	($2,057)	$5,557	$115	$5,672
Net income attributable to the controlling and noncontrolling interests	—	—	1,341	—	—	1,341	17	1,358
Other comprehensive loss, net of tax	—	—	—	—	(136)	(136)	(11)	(147)
Cash dividends	—	—	(453)	—	—	(453)	—	(453)
Purchase of treasury stock	—	—	—	(1,721)	—	(1,721)	—	(1,721)
Issuance of treasury stock	—	28	—	14	—	42	—	42
Stock-based compensation activity	—	4	—	—	—	4	—	4
Dividends paid on subsidiary common stock to noncontrolling interests	—	—	—	—	—	—	(7)	(7)
Reductions in noncontrolling interests	—	—	—	—	—	—	(12)	(12)
Reclassification from other comprehensive income to retained earnings - Adoption of ASU 2018-02	—	—	107	—	(107)	—	—	—
Adjustment to retained earnings - Adoption of ASU 2016-16	—	—	(4)	—	—	(4)	—	(4)
December 31, 2018	$969	$788	$18,131	($12,958)	($2,300)	$4,630	$102	$4,732
Net income attributable to the controlling and noncontrolling interests	—	—	1,243	—	—	1,243	26	1,269
Other comprehensive loss, net of tax	—	—	—	—	(50)	(50)	(1)	(51)
Cash dividends	—	—	(468)	—	—	(468)	—	(468)
Purchase of treasury stock	—	—	—	(325)	—	(325)	—	(325)
Issuance of treasury stock	—	151	—	92	—	243	—	243
Stock-based compensation activity	—	10	—	—	—	10	—	10
Dividends paid on subsidiary common stock to noncontrolling interests	—	—	—	—	—	—	(8)	(8)
Other	—	1	—	—	—	1	—	1
December 31, 2019	$969	$950	$18,906	($13,191)	($2,350)	$5,284	$119	$5,403
The accompanying notes to the consolidated financial statements are an integral part of this consolidated statement.

2019 PPG ANNUAL REPORT AND FORM 10-K 39

Consolidated Statement of Cash Flows

	For the Year
($ in millions)	2019	2018	2017
Operating activities
Net income attributable to controlling and noncontrolling interests	$1,269	$1,358	$1,615
Less: Income from discontinued operations	—	18	225
Income from continuing operations	$1,269	$1,340	$1,390
Adjustments to reconcile net income to cash from operations:
Depreciation and amortization	511	497	460
Pension expense	54	43	65
Pension settlement charge	—	—	60
Business restructuring, net	176	66	—
Environmental remediation charges and other costs, net	61	77	—
Stock-based compensation expense	39	37	35
Gain on sale of land	—	(26)	—
Net gain, from sale of businesses	—	—	(25)
Equity affiliate loss/(income), net of dividends	4	(1)	(4)
Deferred income taxes	(5)	45	38
Cash contributions to pension plans	(13)	(99)	(87)
Cash used for restructuring actions	(58)	(66)	(49)
Change in certain asset and liability accounts (net of acquisitions):
Receivables	121	(69)	(76)
Inventories	145	(109)	(116)
Other current assets	(95)	5	(43)
Accounts payable and accrued liabilities	(63)	(76)	188
Noncurrent assets and liabilities, net	(13)	(207)	(170)
Taxes and interest payable	(32)	50	(129)
Other	(17)	(20)	14
Cash from operating activities - continuing operations	$2,084	$1,487	$1,551
Cash (used for)/from operating activities - discontinued operations	(4)	(20)	17
Cash from operating activities	$2,080	$1,467	$1,568
Investing activities
Capital expenditures	($413)	($411)	($360)
Business acquisitions, net of cash balances acquired	(643)	(378)	(225)
Payments for acquisition of equity investment	—	—	(100)
Net proceeds from the sale of businesses	—	—	593
Proceeds from sale of land	—	27	—
Payments for the settlement of cross currency swap contracts	(8)	(28)	(34)
Proceeds from the settlement of cross currency swap contracts	28	23	37
Other	27	3	26
Cash used for investing activities - continuing operations	($1,009)	($764)	($63)
Cash used for investing activities - discontinued operations	—	—	(4)
Cash used for investing activities	($1,009)	($764)	($67)
Financing activities
Net change in borrowings with maturities of three months or less	$6	($1)	($7)
Net proceeds/(payments) on commercial paper and short-term debt	100	(2)	(93)
Net proceeds from the issuance of long-term debt (net of discount and issuance costs)	595	992	—
Repayment of long-term debt	(637)	(6)	(588)
Repayment of acquired debt	(23)	—	—
Payments related to tax withholding on stock-based compensation awards	(20)	(15)	(28)
Purchase of treasury stock	(325)	(1,721)	(813)
Issuance of treasury stock	61	15	52
Dividends paid on PPG common stock	(468)	(453)	(434)
Purchase of noncontrolling interest	(39)	—	—
Other	(8)	(14)	(43)
Cash used for financing activities	($758)	($1,205)	($1,954)
Effect of currency exchange rate changes on cash and cash equivalents	1	(32)	69
Net increase/(decrease) in cash and cash equivalents	$314	($534)	($384)
Cash and cash equivalents, beginning of year	$902	$1,436	$1,820
Cash and cash equivalents, end of year	$1,216	$902	$1,436

Supplemental disclosures of cash flow information:
Interest paid, net of amount capitalized	$127	$108	$100
Taxes paid, net of refunds	$348	$380	$648

Supplemental disclosure of noncash investing activities:
Reissuance of common stock for business acquisition	$164	$—	$—
The accompanying notes to the consolidated financial statements are an integral part of this consolidated statement.

40 2019 PPG ANNUAL REPORT AND 10-K

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
Advertising Costs
Advertising costs are charged to expense as incurred and totaled $283 million, $280 million and $313 million in 2019, 2018 and 2017, respectively.
Research and Development
Research and development costs, which consist primarily of employee related costs, are charged to expense as incurred.

($ in millions)	2019	2018	2017
Research and development – total	$456	$464	$472
Less depreciation on research facilities	24	23	21
Research and development, net	$432	$441	$451

Legal Costs
Legal costs, which primarily include costs associated with acquisition and divestiture transactions, general litigation, environmental regulation compliance, patent and trademark protection and other general corporate purposes, are charged to expense as incurred.
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to operating losses and tax credit carryforwards as well as differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The effect on deferred

2019 PPG ANNUAL REPORT AND FORM 10-K 41

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

42 2019 PPG ANNUAL REPORT AND 10-K

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
The cost of significant improvements that add to productive capacity or extend the lives of properties are capitalized. Costs for repairs and maintenance are charged to expense as incurred. When a capitalized asset is retired or otherwise disposed of, the original cost and related accumulated depreciation balance are removed from the accounts and any related gain or loss is recorded in Income before income taxes in the consolidated statement of income. The amortization cost of finance lease assets are recorded in Depreciation expense in the consolidated statement of income. Property and other long-lived assets are reviewed for impairment whenever events or circumstances indicate that their carrying amounts may not be recoverable. See Note 5, “Property, Plant and Equipment” for further details.
Goodwill and Identifiable Intangible Assets
Goodwill represents the excess of the cost over the fair value of acquired identifiable tangible and intangible assets less liabilities assumed from acquired businesses. Identifiable intangible assets acquired in business combinations are recorded based upon their fair value at the date of acquisition.
PPG is a multinational manufacturer with 9 operating segments (which the Company refers to as “strategic business units”) that are organized based on the Company’s major products lines. These operating segments are also the Company’s reporting units for purposes of testing goodwill for impairment, which is tested at least annually in connection with PPG’s strategic planning process or more frequently if an indication of impairment exists. The Company tests goodwill for impairment by either performing a qualitative evaluation or a quantitative test. The qualitative evaluation is an assessment of factors, including reporting unit specific operating results as well as industry, market and general economic conditions, to determine whether it is more likely than not that the fair values of a reporting unit is less than its carrying amount, including goodwill. The Company may elect to bypass this qualitative assessment for some or all of its reporting units and perform a quantitative test. Quantitative goodwill impairment testing is performed during the fourth quarter of each year by comparing the estimated fair value of an associated reporting unit as of September 30 to its carrying value. Fair value is estimated using a discounted cash flow model. Key assumptions and estimates used in the discounted cash flow model include projected future revenues, discount rates, operating cash flows, capital expenditures and tax rates. In 2019, the annual impairment testing review of goodwill did not result in impairment of the Company’s reporting units.
The Company has determined that certain acquired trademarks have indefinite useful lives. The Company tests the carrying value of these trademarks for impairment at least annually, or as needed whenever events and circumstances indicate that their carrying amount may not be recoverable. The annual assessment takes place in the fourth quarter of each year either by completing a qualitative assessment or quantitatively by comparing the estimated fair value of each trademark as of September 30 to its carrying value. Fair value is estimated by using the relief from royalty method (a discounted cash flow methodology). The qualitative assessment includes consideration of factors, including revenue relative to the asset being assessed, the operating results of the related business as well as industry, market and general economic conditions, to determine whether it is more likely than not that the fair value of the asset is less than its carrying amount. In 2019, the annual impairment testing review of indefinite-lived intangibles did not result in an impairment.
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
Leases
The Company determines if a contract is a lease at the inception of the arrangement. The Company reviews all options to extend, terminate, or purchase its right of use assets at the inception of the lease and accounts for these options when they are reasonably certain of being exercised. Certain real estate leases contain lease and non-lease components, which are

2019 PPG ANNUAL REPORT AND FORM 10-K 43

Notes to the Consolidated Financial Statements

accounted for separately. For certain equipment leases, lease and non-lease components are accounted for as a single lease component.
Leases with an initial term of twelve months or less are not recorded on the consolidated balance sheet. Lease expense for these leases is recognized on a straight-line basis over the lease term.
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
Product warranties
The Company accrues for product warranties at the time the associated products are sold based on historical claims experience. The reserve, pretax charges against income and cash outlays for product warranties were not significant to the consolidated financial statements of the Company for any year presented.
Asset Retirement Obligations
An asset retirement obligation represents a legal obligation associated with the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development or normal operation of that long-lived asset. PPG recognizes asset retirement obligations in the period in which they are incurred, if a reasonable estimate of fair value can be made. The asset retirement obligation is subsequently adjusted for changes in fair value. The associated estimated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over its useful life. PPG’s asset retirement obligations are primarily associated with the retirement or closure of certain assets used in PPG’s manufacturing process. The accrued asset retirement obligation is recorded in Accounts payable and accrued liabilities and Other liabilities on the consolidated balance sheet, and was $21 million and $22 million as of December 31, 2019 and 2018, respectively.
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
Accounting Standards Adopted in 2019
Effective January 1, 2019, PPG adopted Accounting Standards Update (“ASU”) No. 2016-02, "Leases." This ASU requires substantially all leases be recorded on the balance sheet as right of use assets and lease obligations. PPG adopted the ASU using a retrospective adoption method at January 1, 2019, as outlined in ASU No. 2018-11, "Leases - Targeted Improvements." Under this method of adoption, there is no impact to the consolidated statement of income and consolidated balance sheet. PPG determined that there was no cumulative-effect adjustment to beginning Retained earnings on the consolidated balance sheet. PPG will continue to report periods prior to January 1, 2019 in its financial statements under prior guidance as outlined in Accounting Standards Codification Topic 840, "Leases." In addition, PPG elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed carry forward of historical lease classifications. Adoption of this standard did not materially impact PPG’s Income before income taxes and had no impact on the consolidated statement of cash flows. See Note 2, "Leases" for further details.
Accounting Standards to be Adopted in Future Years
In August 2018, the Financial Accounting Standards Board ("FASB") issued ASU No. 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software." This ASU requires capitalization of certain implementation costs incurred in a cloud computing arrangement that is a service contract. PPG adopted the new standard effective January 1, 2020. PPG is nearly complete in the assessment and implementation of this ASU and does not believe this ASU will have a material impact on its consolidated financial position, results of operations or cash flows.
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses.” This ASU requires an organization to measure all expected credit losses for financial assets, including trade receivables, held at the reporting date based on historical experience, current conditions, and reasonable and supportable information. Financial institutions and other organizations will now use forward-looking information to better estimate their credit losses. PPG adopted the new standard effective January 1, 2020. PPG is nearly complete in its assessment of this ASU and has updated its internal controls and operational processes and procedures to include certain forward looking considerations in its current process of developing

44 2019 PPG ANNUAL REPORT AND 10-K

Notes to the Consolidated Financial Statements

and recognizing credit losses for its financial assets accounted for at amortized cost. PPG is nearly complete in the assessment and implementation of this ASU and does not believe this ASU will have a material impact on its consolidated financial position, results of operations or cash flows.
2. Leases
PPG leases certain retail paint stores, warehouses, distribution facilities, office space, fleet vehicles and equipment.
The components of lease expense for the year ended December 31, 2019 were as follows:

($ in millions)	Classification in the Consolidated Statement of Income	2019
Operating lease cost	Cost of sales, exclusive of depreciation and amortization	$34
Operating lease cost	Selling, general and administrative	198
Total operating lease cost		$232
Finance lease cost:
Amortization of right-of-use assets	Depreciation	$2
Interest on lease liabilities	Interest expense	1
Total finance lease cost		$3
Total lease cost		$235

Lease expense for operating leases was $289 million and $288 million in 2018 and 2017, respectively.
Total operating lease cost for the year ended December 31, 2019 is inclusive of the following:

($ in millions)	2019
Variable lease costs	$15
Short-term lease costs	$5

($ in millions)	Classification on the Consolidated Balance Sheet	2019
Assets:
Operating	Operating lease right-of-use assets	$782
Finance(a)	Property, plant, and equipment, net	17
Total leased assets		$799
Liabilities:
Current
Operating	Current portion of operating lease liabilities	$170
Finance	Short-term debt and current portion of long-term debt	3
Noncurrent
Operating	Operating lease liabilities	$622
Finance	Long-term debt	8
Total lease liabilities		$803

(a)	Net of accumulated depreciation of $11 million.

($ in millions)	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$210
Operating cash flows paid for finance leases	$1
Financing cash flows paid for finance leases	$4
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$219
Finance leases	$1

2019 PPG ANNUAL REPORT AND FORM 10-K 45

Notes to the Consolidated Financial Statements

2019
Weighted-average remaining lease term (in years)
Operating leases	7.4
Finance leases	6.2
Weighted-average discount rate
Operating leases	3.0%
Finance leases	9.4%

As of December 31, 2019, maturities of lease liabilities were as follows:

($ in millions)	Operating Leases	Finance Leases
2020	$191	$3
2021	150	2
2022	118	2
2023	92	2
2024	72	1
Thereafter	266	3
Total lease payments	$889	$13
Less: Interest	97	2
Total lease obligations	$792	$11

Disclosures related to periods prior to adoption of ASU 2016-02
PPG adopted ASU 2016-02 using a retrospective adoption method at January 1, 2019 as noted in Note 1, "Summary of Significant Accounting Policies." As required, the following disclosure is provided for periods prior to adoption. Minimum lease commitments as of December 31, 2018 that have initial or remaining lease terms in excess of one year are as follows:

($ in millions)	Operating Leases	Capital Leases
2019	$207	$3
2020	$157	$3
2021	$116	$1
2022	$93	$1
2023	$76	$1
Beyond 2023	$244	$3

3. Acquisitions and Divestitures
Acquisitions
Announced Acquisition: Alpha Coating Technologies, LLC
In February 2020, PPG announced that it will acquire Alpha Coating Technologies, LLC, a manufacturer of powder coatings for light industrial applications and heat sensitive substrates. The transaction is expected to close in the first quarter of 2020.
Completed Acquisitions
Industria Chimica Reggiana
On January 31, 2020, PPG completed the acquisition of Industria Chimica Reggiana S.p.A, an Italian manufacturer of automotive refinish products. The pro-forma impact on PPG's sales and results of operations, including the pro-forma effect of events that are directly attributable to the acquisition, was not significant. The results of this business since the date of acquisition have been reported within the automotive refinish coatings business within the Performance Coatings reportable business segment.

46 2019 PPG ANNUAL REPORT AND 10-K

Notes to the Consolidated Financial Statements

Texstars, LLC
On October 25, 2019, PPG completed the acquisition of Texstars, LLC, a manufacturer of high-performance transparencies, wingtip lenses and plastic components for aerospace and defense vehicles and a leader in advanced transparent coatings. The pro-forma impact on PPG's sales and results of operations, including the pro-forma effect of events that are directly attributable to the acquisition, was not significant. The results of this business since the date of acquisition have been reported within the aerospace coatings business within the Performance Coatings reportable business segment.
Dexmet Corporation
On August 14, 2019, PPG completed the acquisition of Dexmet Corporation, a specialty materials manufacturer. Dexmet Corporation specializes in customized, highly-engineered, expanded and perforated metal foils and polymers used for structural applications. The pro-forma impact on PPG's sales and results of operations, including the pro-forma effect of events that are directly attributable to the acquisition, was not significant. The results of this business since the date of acquisition have been reported within the aerospace coatings business within the Performance Coatings reportable business segment.
Hemmelrath
On April 16, 2019, PPG completed the acquisition of Hemmelrath, an automotive coatings manufacturer. Hemmelrath is a global manufacturer of coatings for automotive original equipment manufacturers ("OEMs"). The pro-forma impact on PPG's sales and results of operations, including the pro-forma effect of events that are directly attributable to the acquisition, was not significant. The results of this business since the date of acquisition have been reported within the automotive OEM coatings business within the Industrial Coatings reportable business segment.
Whitford Worldwide Company
On March 1, 2019, PPG completed the acquisition of Whitford Worldwide Company ("Whitford"), a global manufacturer that specializes in low-friction and nonstick coatings for industrial applications and consumer products. Whitford operates 10 manufacturing facilities globally. The pro-forma impact on PPG's sales and results of operations, including the pro-forma effect of events that are directly attributable to the acquisition, was not significant. The results of this business since the date of acquisition have been reported within the industrial coatings business within the Industrial Coatings reportable business segment.
SEM Products, Inc.
In the fourth quarter of 2018, PPG completed the acquisition of SEM Products, Inc., a U.S.-based manufacturer of specialized automotive refinish products (“SEM”). SEM is a leading manufacturer of repair and refinish products used primarily for automotive and other transportation applications. The pro-forma impact on PPG's sales and results of operations, including the pro-forma effect of events that are directly attributable to the acquisition, was not significant. The results of this business since the date of acquisition have been reported within the automotive refinish coatings business within the Performance Coatings reportable business segment.
The Crown Group
On October 2, 2017, PPG acquired The Crown Group (“Crown”), a U.S.-based coatings application services business. Crown is one of the leading component and product finishers in North America. Crown applies coatings to customers’ manufactured parts and assembled products at several U.S. sites. Most of Crown’s facilities, which also provide assembly, warehousing and sequencing services, are located at customer facilities or positioned near customer manufacturing sites. The company serves manufacturers in the automotive, agriculture, construction, heavy truck and alternative energy industries. The pro-forma impact on PPG's sales and results of operations, including the pro-forma effect of events that are directly attributable to the acquisition, was not significant. The results of this business since the date of acquisition have been reported within the industrial coatings business within the Industrial Coatings reportable business segment.
Taiwan Chlorine Industries
Taiwan Chlorine Industries (“TCI”) was established in 1986 as a joint venture between PPG and China Petrochemical Development Corporation (“CPDC”) to produce chlorine-based products in Taiwan, at which time PPG owned 60 percent of the venture. In conjunction with the 2013 separation of its commodity chemicals business, PPG conveyed to Axiall Corporation ("Axiall") its 60% ownership interest in TCI. Under PPG’s agreement with CPDC, if certain post-closing conditions were not met following the three year anniversary of the separation, CPDC had the option to sell its 40% ownership interest in TCI to Axiall for $100 million. In turn, Axiall had a right to designate PPG as its designee to purchase the 40% ownership interest of CPDC. In April 2016, Axiall announced that CPDC had decided to sell its ownership interest in TCI to Axiall. In June 2016, Axiall formally designated PPG to purchase the 40% ownership interest in TCI. In August 2016, Westlake Chemical Corporation acquired Axiall, which became a wholly-owned subsidiary of Westlake. In April 2017, PPG finalized its purchase

2019 PPG ANNUAL REPORT AND FORM 10-K 47

Notes to the Consolidated Financial Statements

of CPDC’s 40% ownership interest in TCI. The difference between the acquisition date fair value and the purchase price of PPG’s 40% ownership interest in TCI has been recorded as a loss in discontinued operations during the year-ended December 31, 2017. PPG’s ownership in TCI is accounted for as an equity method investment and the related equity earnings are reported within Other income in the consolidated statement of income and in Legacy in Note 21, “Reportable Business Segment Information.”
Other Acquisitions
In 2019, 2018, and 2017, the Company completed several smaller business acquisitions. The total consideration paid for these acquisitions, net of cash acquired, debt assumed and other post closing adjustments, was $9 million, $108 million and $74 million, respectively.
In January 2018, PPG acquired ProCoatings, a leading architectural paint and coatings wholesaler located in The Netherlands. ProCoatings, established in 2001, distributes a large portfolio of well-known professional paint brands through its network of 27 multi-brand stores. The results of this business since the date of acquisition have been reported within the architectural coatings - Europe Middle East and Africa (“EMEA”) business within the Performance Coatings reportable business segment.
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
The net sales and income from discontinued operations related to the former Glass segment for the three years ended December 31, 2019, 2018, and 2017 were as follows:

($ in millions)	2019	2018	2017
Net sales	$—	$—	$217
Income from operations	$3	$21	$30
Net gains on the divestitures of businesses	—	—	343
Income tax expense	1	5	140
Income from discontinued operations, net of tax	$2	$16	$233
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
North American Fiber Glass Business
On September 1, 2017, PPG completed the sale of its North American fiber glass business to Nippon Electric Glass Co. Ltd. (“NEG”). Cash proceeds from the sale were $541 million, resulting in a pretax gain of $343 million, net of certain accruals and contingencies established in conjunction with the divestiture.
PPG’s fiber glass operations included manufacturing facilities in Chester, South Carolina, and Lexington and Shelby, North Carolina; and administrative and research-and-development operations in Shelby and in Harmar, Pennsylvania, near Pittsburgh. The business supplies the transportation, energy, infrastructure and consumer markets.
Other Divestitures
Plaka Business
In June 2017, PPG completed the sale of the assets of its Mexico-based Plaka plasterboard and cement-board business to Knauf International GmbH and recorded a $25 million pretax gain on the sale.

48 2019 PPG ANNUAL REPORT AND 10-K

Notes to the Consolidated Financial Statements

4. Working Capital Detail

($ in millions)	2019	2018
Receivables
Trade - net(1)	$2,479	$2,505
Equity affiliates	3	4
Other - net	274	336
Total	$2,756	$2,845
Inventories(2)
Finished products	$1,047	$1,105
Work in process	197	193
Raw materials	431	452
Supplies	35	33
Total	$1,710	$1,783
Accounts payable and accrued liabilities
Trade	$2,098	$2,177
Accrued payroll	455	424
Customer rebates	280	283
Other postretirement and pension benefits	85	80
Income taxes	46	112
Other	532	547
Total	$3,496	$3,623

(1)	Allowance for doubtful accounts was $22 million and $24 million as of December 31, 2019 and 2018, respectively.

(2)
Inventories valued using the LIFO method of inventory valuation comprised 34% and 36% of total gross inventory values as of December 31, 2019 and 2018, respectively. If the FIFO method of inventory valuation had been used, inventories would have been $124 million and $113 million higher as of December 31, 2019 and 2018, respectively. During the years ended December 31, 2019 and 2018, certain inventories accounted for on the LIFO method of accounting were reduced, which resulted in the liquidation of certain quantities carried at costs prevailing in prior years. The effect on Income before income taxes was income of $1 million and $2 million for the years ended December 31, 2019 and 2018, respectively.

5. Property, Plant and Equipment

($ in millions)	Useful Lives (years)	2019	2018
Land and land improvements	1-30	$511	$489
Buildings	20-40	1,573	1,472
Machinery and equipment	5-25	3,575	3,387
Other	3-20	1,092	989
Construction in progress		314	296
Total(1)		$7,065	$6,633
Less: accumulated depreciation		4,082	3,828
Net		$2,983	$2,805

(1)	Interest capitalized in 2019, 2018 and 2017 was $6 million, $4 million and $7 million, respectively.
6. Investments

($ in millions)	2019	2018
Investments in equity affiliates	$129	$132
Marketable equity securities (See Note 10)	80	69
Other	49	50
Total	$258	$251

Investments in equity affiliates represent PPG’s ownership interests in entities between 20% and 50% that manufacture and sell coatings and certain chemicals. In 2017, PPG purchased a 40% ownership interest in TCI. Refer to Note 3, “Acquisitions and Divestitures” for additional information.
PPG’s share of undistributed net earnings of equity affiliates was $11 million as of December 31, 2019 and December 31, 2018. Dividends received from equity affiliates were $15 million, $15 million and $8 million in 2019, 2018 and 2017, respectively.

2019 PPG ANNUAL REPORT AND FORM 10-K 49

Notes to the Consolidated Financial Statements

7. Goodwill and Other Identifiable Intangible Assets

Goodwill
($ in millions)	Performance Coatings	Industrial Coatings	Total
January 1, 2018	$3,104	$838	$3,942
Acquisitions, including purchase accounting adjustments	248	(13)	235
Foreign currency impact	(86)	(21)	(107)
December 31, 2018	$3,266	$804	$4,070
Acquisitions, including purchase accounting adjustments	166	230	396
Foreign currency impact	10	(6)	4
December 31, 2019	$3,442	$1,028	$4,470

Identifiable Intangible Assets
	December 31, 2019			December 31, 2018
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Indefinite-Lived Identifiable Intangible Assets
Trademarks	$1,167	$—	$1,167	$1,140	$—	$1,140
Definite-Lived Identifiable Intangible Assets
Acquired technology	$710	($549)	$161	$648	($515)	$133
Customer-related	1,578	(885)	693	1,396	(798)	598
Trade names	210	(111)	99	190	(96)	94
Other	51	(40)	11	44	(37)	7
Total Definite Lived Intangible Assets	$2,549	($1,585)	$964	$2,278	($1,446)	$832
Total Identifiable Intangible Assets	$3,716	($1,585)	$2,131	$3,418	($1,446)	$1,972

The Company’s identifiable intangible assets with definite lives are being amortized over their estimated useful lives. Aggregate amortization expense was $136 million, $143 million and $129 million in 2019, 2018 and 2017, respectively.

($ in millions)	2020	2021	2022	2023	2024
Estimated future amortization expense	$135	$120	$115	$105	$85

8. Business Restructuring
The Company records restructuring liabilities that represent charges incurred in connection with consolidations of certain operations, including operations from acquisitions, as well as headcount reduction programs. These charges consist primarily of severance and other cash costs. As a result of these programs, the Company will also incur incremental non-cash accelerated depreciation expense for certain assets due to their reduced expected asset life. These charges are not allocated to the Company’s reportable business segments. Refer to Note 21, “Reportable Business Segment Information” for additional information.
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

50 2019 PPG ANNUAL REPORT AND 10-K

Notes to the Consolidated Financial Statements

headcount and production capacity in certain businesses based on product demand, as well as reductions in various global functional and administrative costs.
A pretax restructuring charge of $83 million was recorded in PPG's second quarter 2018 financial results, of which $80 million represented employee severance and other cash costs. The majority of restructuring actions are expected to be completed by the end of the second quarter of 2020.
Other Adjustments
In 2019 and 2018, adjustments were recorded to reduce the remaining restructuring reserves established under previously approved programs to reflect the current estimate of the costs to complete these actions of approximately $18 million and $49 million, respectively. These amounts are recorded in Business restructuring, net in the consolidated statement of income.
The reserve activity for the years ended December 31, 2019 and 2018, was as follows:

Restructuring Reserve Activity
($ in millions)	Total Reserve
December 31, 2017	$102
Total 2018 restructuring charge	83
Additional actions approved	32
Release of prior reserves and other adjustments	(49)
Cash payments	(66)
Foreign currency impact	(4)
Other	12
December 31, 2018	$110
2019 restructuring charges	194
Release of prior reserves and other adjustments	(18)
Cash payments	(58)
Foreign currency impact	(4)
December 31, 2019	$224

2019 PPG ANNUAL REPORT AND FORM 10-K 51

Notes to the Consolidated Financial Statements

9. Borrowings and Lines of Credit
Long-term Debt Obligations

($ in millions)	Maturity Date	2019	2018
0.00% note (€300)	2019	$—	$343
2.3% notes	2019	—	299
3.6% notes	2020	499	498
9% non-callable debentures(1)	2021	134	133
0.875% notes (€600)	2022	671	685
3.2% notes ($300)(2)	2023	298	298
2.4% notes ($300)	2024	297	—
0.875% note (€600)	2025	665	679
1.4% notes (€600)	2027	665	679
3.75% notes ($700)(3)	2028	695	694
2.5% note (€80)	2029	88	91
2.8% notes ($300)	2029	297	—
7.70% notes	2038	174	174
5.5% notes	2040	247	247
3% note (€120)	2044	127	131
Commercial paper	Various	100	—
Various other non-U.S. debt(4)	Various	38	39
Finance lease obligations	Various	11	12
Impact of derivatives on debt(1)(5)	N/A	36	10
Total		$5,042	$5,012
Less payments due within one year	N/A	503	647
Long-term debt		$4,539	$4,365

(1)
PPG entered into several interest rate swaps, which were subsequently settled in prior periods. The impact of these settlements are being amortized over the remaining life of the debentures as a reduction to interest expense. The weighted average interest rate for these borrowings was 8.4% for the years ended December 31, 2019 and 2018.

(2)
In February 2018, PPG entered into interest rate swaps which converted $150 million of the notes from a fixed interest rate to a floating interest rate based on the three month London Interbank Offered Rate (LIBOR). The impact of the derivative on the notes represents the fair value adjustment of the debt. The average effective interest rate for the portion of the notes impacted by the swaps was 2.9% and 2.7% as of December 31, 2019 and 2018, respectively. Refer to Note 10, “Financial Instruments, Hedging Activities and Fair Value Measurements” for additional information.

(3)
In February 2018, PPG entered into interest rate swaps which converted $375 million of the notes from a fixed interest rate to a floating interest rate based on the three month LIBOR. The impact of the derivative on the notes represents the fair value adjustment of the debt. The average effective interest rate for the portion of the notes impacted by the swaps was 3.3% and 3.2% as of December 31, 2019 and 2018, respectively. Refer to Note 10, “Financial Instruments, Hedging Activities and Fair Value Measurements” for additional information.

(4)	Weighted average interest rate of 3.7% and 3.8% as of December 31, 2019 and 2018, respectively.

(5)
Fair value adjustment of the 3.2% $300 million notes and 3.75% $700 million notes as a result of fair value hedge accounting treatment related to the outstanding interest rate swaps as of December 31, 2019 and 2018, respectively. Refer to Note 10, “Financial Instruments, Hedging Activities and Fair Value Measurements” for additional information.

2019 Activities
In August 2019, PPG completed a public offering of $300 million aggregate principal amount of 2.4% notes due 2024 and $300 million aggregate principal amount of 2.8% notes due 2029. These notes were issued pursuant to PPG’s existing shelf registration statement and pursuant to an indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, as supplemented (the "2019 Indenture"). The 2019 Indenture governing these notes contains covenants that limit the Company’s ability to, among other things, incur certain liens securing indebtedness, engage in certain sale-leaseback transactions, and enter into certain consolidations, mergers, conveyances, transfers or leases of all or substantially all the Company’s assets. The terms of these notes also require the Company to make an offer to repurchase the notes upon a Change of Control Triggering Event (as defined in the 2019 Indenture) at a price equal to 101% of their principal amount plus accrued and unpaid interest. The Company may issue additional debt from time to time pursuant to the 2019 Indenture. The aggregate cash proceeds from the notes, net of discounts and fees, was $595 million.
In November 2019, PPG’s €300 million 0.00% notes and $300 million 2.3% notes matured, upon which the Company paid $634 million to settle these obligations.

52 2019 PPG ANNUAL REPORT AND 10-K

Notes to the Consolidated Financial Statements

2018 Activities
In February 2018, PPG completed a public offering of $300 million aggregate principal amount of 3.2% notes due 2023 and $700 million aggregate principal amount of 3.75% notes due 2028. These notes were issued pursuant to PPG’s existing shelf registration statement and pursuant to an indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, as supplemented (the "2018 Indenture"). The 2018 Indenture governing these notes contains covenants that limit the Company’s ability to, among other things, incur certain liens securing indebtedness, engage in certain sale-leaseback transactions, and enter into certain consolidations, mergers, conveyances, transfers or leases of all or substantially all the Company’s assets. The terms of these notes also require the Company to make an offer to repurchase the notes upon a Change of Control Triggering Event (as defined in the 2018 Indenture) at a price equal to 101% of their principal amount plus accrued and unpaid interest. The Company may issue additional debt from time to time pursuant to the 2018 Indenture.
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
Credit agreements
In August 2019, PPG amended and restated its five-year credit agreement (the “Credit Agreement”) with several banks and financial institutions. The Credit Agreement amends and restates the Company's existing five year credit agreement dated as of December 18, 2015. The Credit Agreement provides for a $2.2 billion unsecured revolving credit facility. The Company has the ability to increase the size of the Credit Agreement by up to an additional $750 million, subject to the receipt of lender commitments and other conditions precedent. The Credit Agreement will terminate on August 30, 2024. The Company has the right, subject to certain conditions set forth in the Credit Agreement, to designate certain subsidiaries of the Company as borrowers under the Credit Agreement. In connection with any such designation, the Company is required to guarantee the obligations of any such subsidiaries under the Credit Agreement. For the years ended December 31, 2019 and 2018, there were no amounts outstanding under the existing or prior credit agreement. The indicative borrowing rate on a one month, U.S. dollar denominated borrowing was 2.8% at December 31, 2019.
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
The Credit Agreement also supports the Company’s commercial paper borrowings which are classified as long-term based on PPG’s intent and ability to refinance these borrowings on a long-term basis. Commercial paper borrowings of $100 million were outstanding as of December 31, 2019. There were no commercial paper borrowings outstanding as of December 31, 2018 under the prior credit agreement.
The Credit Agreement contains usual and customary restrictive covenants for facilities of its type, which include, with specified exceptions, limitations on the Company’s ability to create liens or other encumbrances, to enter into sale and leaseback transactions and to enter into consolidations, mergers or transfers of all or substantially all of its assets. The Credit Agreement also requires the Company to maintain a ratio of Total Indebtedness to Total Capitalization, as defined in the Credit Agreement, of 60% or less; provided, that for any fiscal quarter in which the Company has made an acquisition for consideration in excess of $1 billion and for the next five fiscal quarters thereafter, the ratio of Total Indebtedness to Total Capitalization may not exceed 65% at any time. As of December 31, 2019, Total Indebtedness to Total Capitalization as defined under the Credit Agreement was 46%.
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
Restrictive Covenants and Cross-Default Provisions
As of December 31, 2019, PPG was in full compliance with the restrictive covenants under its various credit agreements, loan agreements and indentures.

2019 PPG ANNUAL REPORT AND FORM 10-K 53

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
Long-term Debt Maturities

($ in millions)	Maturity per year
2020	$503
2021	$166
2022	$669
2023	$302
2024	$396
Thereafter	$3,006
Short-term Debt Obligations

($ in millions)	2019	2018
Various, weighted average 3.6% and 3.4% as of December 31, 2019 and 2018, respectively.	$10	$4

Lines of Credit, Letters of Credit, Surety Bonds and Guarantees
PPG’s non-U.S. operations have uncommitted lines of credit totaling $396 million of which $2 million was used as of December 31, 2019. These uncommitted lines of credit are subject to cancellation at any time and are generally not subject to any commitment fees.
The Company had outstanding letters of credit and surety bonds of $152 million and $158 million as of December 31, 2019 and 2018, respectively. The letters of credit secure the Company’s performance to third parties under certain self-insurance programs and other commitments made in the ordinary course of business.
As of December 31, 2019 and 2018, guarantees outstanding were $9 million and $14 million, respectively. The guarantees relate primarily to debt of certain entities in which PPG has an ownership interest and selected customers of certain PPG businesses. A portion of such debt is secured by the assets of the related entities. The carrying value of these guarantees were zero at December 31, 2019 and 2018, and the fair values of these guarantees were zero and $1 million at December 31, 2019 and 2018, respectively. The fair value of each guarantee was estimated by comparing the net present value of two hypothetical cash flow streams, one based on PPG’s incremental borrowing rate and the other based on the borrower’s incremental borrowing rate, as of the effective date of the guarantee. Both streams were discounted at a risk free rate of return. The Company does not believe any loss related to these letters of credit, surety bonds or guarantees is likely.
10. Financial Instruments, Hedging Activities and Fair Value Measurements
Financial instruments include cash and cash equivalents, short-term investments, cash held in escrow, marketable equity securities, accounts receivable, company-owned life insurance, accounts payable, short-term and long-term debt instruments, and derivatives. The fair values of these financial instruments approximated their carrying values at December 31, 2019 and 2018, in the aggregate, except for long-term debt instruments.
Hedging Activities
The Company has exposure to market risk from changes in foreign currency exchange rates and interest rates. As a result, financial instruments, including derivatives, have been used to hedge a portion of these underlying economic exposures. Certain of these instruments qualify as fair value, cash flow, and net investment hedges upon meeting the requisite criteria, including effectiveness of offsetting hedged or underlying exposures. Changes in the fair value of derivatives that do not qualify for hedge accounting are recognized in Income before income taxes in the period incurred.
PPG’s policies do not permit speculative use of derivative financial instruments. PPG enters into derivative financial instruments with high credit quality counterparties and diversifies its positions among such counterparties in order to reduce its exposure to credit losses. The Company did not realize a credit loss on derivatives during the three-year period ended December 31, 2019.
All of PPG’s outstanding derivative instruments are subject to accelerated settlement in the event of PPG’s failure to meet its debt or payment obligations under the terms of the instruments’ contractual provisions. In addition, if the Company would be acquired and its payment obligations under its derivative instruments’ contractual arrangements are not assumed by the

54 2019 PPG ANNUAL REPORT AND 10-K

Notes to the Consolidated Financial Statements

acquirer, or if PPG would enter into bankruptcy, receivership or reorganization proceedings, its outstanding derivative instruments would also be subject to accelerated settlement.
In 2019 and 2018, there were no derivative instruments de-designated or discontinued as a hedging instrument. There were no gains or losses deferred in Accumulated other comprehensive loss on the consolidated balance sheet that were reclassified to Income before income taxes in the consolidated statement of income during the three-year period ended December 31, 2019 related to hedges of anticipated transactions that were no longer expected to occur.
Fair Value Hedges
The Company uses interest rate swaps from time to time to manage its exposure to changing interest rates. When outstanding, the interest rate swaps are typically designated as fair value hedges of certain outstanding debt obligations of the Company and are recorded at fair value.
In February 2018, PPG entered into interest rate swaps which converted $525 million of fixed rate debt to variable rate debt. The swaps are designated as fair value hedges and are carried at fair value. Changes in the fair value of these swaps and changes in the fair value of the related debt are recorded in Interest expense in the accompanying consolidated statement of income. The fair value of these interest rate swaps was $35 million and $8 million at December 31, 2019 and 2018, respectively.
Cash Flow Hedges
PPG designates certain foreign currency forward contracts as cash flow hedges of the Company’s exposure to variability in exchange rates on third party transactions denominated in foreign currencies. Underlying notional amounts related to these foreign currency forward contracts were $43 million and $50 million at December 31, 2019 and 2018, respectively. As of December 31, 2019 and 2018, the fair value of all foreign currency forward contracts designated as cash flow hedges was a liability of $1 million for both periods.
Net Investment Hedges
PPG uses cross currency swaps and foreign currency euro-denominated debt to hedge a significant portion of its net investment in its European operations, as follows:
In August 2019, PPG entered into U.S. dollar to euro cross currency swap contracts with a total notional amount of $300 million and designated these contracts as hedges of the Company’s net investment in its European operations. During the term of these contracts, PPG will receive payments in U.S. dollars and make payments in euros to the counterparties.
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
As of December 31, 2019 and 2018, the fair value of the 2019 and 2018 U.S. dollar to euro cross currency swap contracts was a net asset of $48 million and an asset of $35 million, respectively.
At December 31, 2019 and 2018, PPG had designated €2.0 billion and €2.3 billion, respectively, of euro-denominated borrowings as hedges of a portion of its net investment in the Company’s European operations. The carrying value of these instruments at December 31, 2019 and 2018 was $2.2 billion and $2.6 billion, respectively.
During 2017, PPG used foreign currency forward contracts to hedge a portion of its net investment in its European operations. Changes in the fair value of these derivative instruments were recorded in Accumulated other comprehensive loss on the consolidated balance sheet as gains or losses. The Company paid $3 million to settle a foreign currency forward contract in 2017. There were no foreign currency forward contracts designated as net investment hedges used or outstanding as of and for the periods ended December 31, 2019, 2018 and 2017.
Other Financial Instruments
PPG uses foreign currency forward contracts to manage net transaction exposures that do not qualify for hedge accounting; therefore, the change in the fair value of these instruments is recorded in Other charges in the consolidated statement of income in the period of change. Underlying notional amounts related to these foreign currency forward contracts were $2.8 billion and $2.5 billion at December 31, 2019 and 2018, respectively. As of December 31, 2019 and 2018, the fair values of these contracts were a net liability of $6 million and a net asset of $36 million, respectively.

2019 PPG ANNUAL REPORT AND FORM 10-K 55

Notes to the Consolidated Financial Statements

Gains/Losses Deferred in Accumulated Other Comprehensive Loss
As of December 31, 2019 and 2018, the Company had accumulated pretax unrealized translation gains in Accumulated other comprehensive loss on the consolidated balance sheet related to the euro-denominated borrowings, foreign currency forward contracts, and the cross currency swaps of $235 million and $161 million, respectively.
The following table summarizes the location within the consolidated financial statements and amount of gains/(losses) related to derivative and debt financial instruments for the years ended December 31, 2019, 2018 and 2017. All dollar amounts are shown on a pretax basis.

	2019		2018		2017		Caption in Consolidated Statement of Income
($ in millions)	Gain Deferred in AOCL	Gain/(Loss) Recognized	(Loss)/Gain Deferred in AOCL	Gain/(Loss) Recognized	Loss Deferred in AOCL	Gain Recognized
Fair Value
Interest rate Swaps		$3		$3		$—	Interest expense
Total Fair Value		$3		$3		$—
Cash Flow
Foreign currency forward contracts	$2	($3)	($9)	($8)	($7)	$9	Other charges and Cost of sales
Total Cash Flow	$2	($3)	($9)	($8)	($7)	$9
Net Investment
Cross currency swaps	$13	$18	$21	$13	($61)	$—	Interest expense
Foreign denominated debt	61	—	124	—	(403)	—
Total Net Investment	$74	$18	$145	$13	($464)	$—
Economic
Foreign currency forward contracts		$55		$55		$14	Other charges

Fair Value Measurements
The Company follows a fair value measurement hierarchy to measure its assets and liabilities. As of December 31, 2019 and 2018, respectively, the assets and liabilities measured at fair value on a recurring basis were cash equivalents, equity securities and derivatives. In addition, the Company measures its pension plan assets at fair value (see Note 13, “Employee Benefit Plans” for further details). The Company’s financial assets and liabilities are measured using inputs from the following three levels:
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
Level 3 inputs are unobservable inputs employed for measuring the fair value of assets or liabilities. The Company does not have any recurring financial assets or liabilities that are recorded in its consolidated balance sheets as of December 31, 2019 and 2018 that are classified as Level 3 inputs.

56 2019 PPG ANNUAL REPORT AND 10-K

Notes to the Consolidated Financial Statements

Assets and liabilities reported at fair value on a recurring basis

	December 31, 2019			December 31, 2018
($ in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Other current assets:
Marketable equity securities	$5	$—	$—	$4	$—	$—
Foreign currency forward contracts(a)	—	14	—	—	45	—
Other assets:
Cross currency swaps(b)	$—	$52	$—	$—	$35	$—
Interest rate swaps(c)	—	35	—	—	8	—
Investments:
Marketable equity securities	$80	$—	$—	$69	$—	$—
Liabilities:
Accounts payable and accrued liabilities:
Foreign currency forward contracts(d)	$—	$1	$—	$—	$1	$—
Foreign currency forward contracts(a)	—	20	—	—	9	—
Other liabilities:
Cross currency swap(b)	$—	$4	$—	$—	$—	$—

(a)	Derivatives not designated as hedging instruments

(b)	Net investment hedges

(c)	Fair value hedges

(d)	Cash flow hedges
Long-Term Debt

($ in millions)	December 31, 2019(a)	December 31, 2018(b)
Long-term debt - carrying value	$5,031	$5,000
Long-term debt - fair value	$5,363	$5,101

(a)	Excluding finance lease obligations of $11 million and short term borrowings of $10 million as of December 31, 2019.

(b)	Excluding capital lease obligations of $12 million and short term borrowings of $4 million as of December 31, 2018.
The fair values of the debt instruments were based on discounted cash flows and interest rates then currently available to the Company for instruments of the same remaining maturities and were measured using level 2 inputs.
Call and put option on noncontrolling interest
In December 2019, PPG paid cash to acquire the remaining noncontrolling interest in a coatings business, of which PPG previously had a majority interest. Prior to this transaction, the minority shareholder’s results were included in Net income attributable to noncontrolling interests on the consolidated statement of income. Historically, PPG recorded the noncontrolling interest in this consolidated affiliate as a liability instead of equity on its consolidated balance sheets due to call and put option provisions associated with the noncontrolling interest, which had similar terms. As a result of the December 2019 transaction, this liability is no longer outstanding as of December 31, 2019. As of December 31, 2018, the liability was $40 million.

2019 PPG ANNUAL REPORT AND FORM 10-K 57

Notes to the Consolidated Financial Statements

11. Earnings Per Common Share

($ in millions, except per share amounts)	2019	2018	2017
Earnings per common share (attributable to PPG)
Income from continuing operations, net of tax	$1,243	$1,323	$1,369
Income from discontinued operations, net of tax	—	18	225
Net income (attributable to PPG)	$1,243	$1,341	$1,594
Weighted average common shares outstanding	236.9	243.9	256.1
Effect of dilutive securities:
Stock options	0.6	0.8	0.9
Other stock compensation plans	0.7	0.7	0.8
Potentially dilutive common shares	1.3	1.5	1.7
Adjusted weighted average common shares outstanding	238.2	245.4	257.8
Earnings per common share (attributable to PPG):
Income from continuing operations, net of tax	$5.25	$5.43	$5.34
Income from discontinued operations, net of tax	—	0.07	0.88
Net income (attributable to PPG)	$5.25	$5.50	$6.22
Earnings per common share - assuming dilution (attributable to PPG)
Income from continuing operations, net of tax	$5.22	$5.40	$5.31
Income from discontinued operations, net of tax	—	0.07	0.87
Net income (attributable to PPG)	$5.22	$5.47	$6.18

There were 0.9 million, 1.0 million, and 0.6 million outstanding stock options excluded in 2019, 2018 and 2017, respectively, from the computation of earnings per diluted common share due to their anti-dilutive effect.
12. Income Taxes
The provision for income taxes by taxing jurisdiction and by significant components consisted of the following:

($ in millions)	2019	2018	2017
Current
U.S. federal	$86	$7	$179
U.S. state and local	15	4	49
Foreign	296	297	349
Total current income tax expense	$397	$308	$577
Deferred
U.S. federal	($1)	$44	$107
U.S. state and local	13	7	(16)
Foreign	(17)	(6)	(53)
Total deferred income tax expense	($5)	$45	$38
Total income tax expense	$392	$353	$615

A reconciliation of the statutory U.S. corporate federal income tax rate to the Company’s effective tax rate follows:

	2019	2018	2017
U.S. federal income tax rate	21.0%	21.0%	35.0%
Changes in rate due to:
U.S. tax cost/(benefit) - Tax Cuts & Jobs Act	0.3	(2.5)	11.0
U.S./foreign tax differential	2.9	3.3	(9.3)
U.S. current tax benefit on foreign exchange realization	—	—	(4.9)
U.S. tax incentives	(0.7)	(1.0)	(2.3)
U.S. tax benefit on foreign dividends	(0.9)	(0.4)	(1.9)
U.S. state and local taxes	1.3	0.5	1.1
U.S. deferred tax benefit on foreign income	—	—	(0.6)
Other	(0.3)	—	2.6
Effective income tax rate	23.6%	20.9%	30.7%

58 2019 PPG ANNUAL REPORT AND 10-K

Notes to the Consolidated Financial Statements

The effective income tax rate for 2019 and 2018 was 23.6% and 20.9%, respectively. The lower effective income tax rate in 2018 reflected a net benefit for provisional adjustments related to the Tax Cuts and Jobs Act. The company continues to realize tax credit incentives mostly comprised of U.S. benefits for research and development activities. Provisions for income taxes in 2019 also included a net benefit of global intangible low taxed income expense, foreign derived intangible income deductions and foreign tax credits. The total benefit for these U.S. provision items in 2019 was $22 million.
In 2018, PPG implemented updated regulations for certain aspects of the Tax Cuts and Jobs Act and PPG completed its accounting for the provisional amounts recognized in its consolidated financial statements in 2017. The finalization of the provisional accounting during 2018 resulted in a net tax benefit of $42 million, which consisted of a benefit of $20 million related to unrepatriated foreign earnings, a benefit of $22 million for adjustments to certain deferred taxes, a benefit of $14 million for foreign derived intangible income, partially offset by an expense of $14 million for global intangible low taxed income.
On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act which, among other things lowered the U.S. corporate statutory income tax rate from 35% to 21%, eliminated certain deductible items and added other deductible items for corporations, imposed a tax on unrepatriated foreign earnings and eliminated U.S. taxes on most future foreign earnings.
In December 2017, as a result of the Tax Cuts and Jobs Act, the Company recorded a provisional net tax charge of $134 million, which included a tax on unrepatriated earnings of $250 million, a charge of approximately $125 million related to the remeasurement of U.S. deferred taxes at the new enacted statutory rate, partially offset by a benefit from the reversal of an existing deferred tax liability on repatriated foreign earnings of approximately $150 million and a benefit resulting from PPG’s decision to accelerate recognition of certain U.S. tax attributes during the fourth quarter. The total tax expense for 2017 includes a deferred tax benefit of $22 million related to the $60 million of pretax pension settlement charges discussed in Note 13, “Employee Benefit Plans.”
Income before income taxes of the Company’s U.S. operations for 2019, 2018 and 2017 was $596 million, $571 million and $713 million, respectively. Income before income taxes of the Company’s foreign operations for 2019, 2018 and 2017 was $1,065 million, $1,122 million and $1,292 million, respectively.
Deferred income taxes
Deferred income taxes are provided for the effect of temporary differences that arise because there are certain items treated differently for financial accounting than for income tax reporting purposes. The deferred tax assets and liabilities are determined by applying the enacted tax rate in the year in which the temporary difference is expected to reverse.

($ in millions)	2019	2018
Deferred income tax assets related to
Employee benefits	$382	$366
Contingent and accrued liabilities	148	149
Operating loss and other carry-forwards	225	251
Inventories	4	7
Other	87	82
Valuation allowance	(158)	(164)
Total	$688	$691
Deferred income tax liabilities related to
Property	$277	$262
Intangibles	594	545
Employee benefits	65	46
Other	2	15
Total	$938	$868
Deferred income tax liabilities – net	($250)	($177)

Net operating loss and credit carryforwards

($ in millions)	2019	2018	Expiration
Available net operating loss carryforwards, Tax Effected:
Indefinite expiration	$157	$124	NA
Definite expiration	25	68	2020 - 2039
Total	$182	$192	NA
Income tax credit carryforwards	$59	$61	2020 - 2039

2019 PPG ANNUAL REPORT AND FORM 10-K 59

Notes to the Consolidated Financial Statements

A valuation allowance of $158 million and $164 million has been established for carry-forwards and certain other items at December 31, 2019 and 2018, respectively, when the ability to utilize them is not likely.
Undistributed foreign earnings
The Company had $3.6 billion and $3.0 billion of undistributed earnings of non-U.S. subsidiaries as of December 31, 2019 and 2018, respectively. These amounts relate to approximately 290 subsidiaries in approximately 75 taxable jurisdictions. The Company estimates repatriation of undistributed earnings of non-U.S. subsidiaries as of December 31, 2019 and 2018 would have resulted in a tax cost of $32 million and $19 million, respectively.
PPG has established deferred tax liabilities on certain undistributed earnings, namely in connection with divestitures and the funding of the Pittsburgh Corning Asbestos Trust (refer to Note 14, “Commitments and Contingent Liabilities”).
As of December 31, 2019, with exception of the aforementioned deferred liability established for the asbestos trust, the Company has not changed its intention to reinvest foreign earnings indefinitely or repatriate when it is tax effective to do so, and as such, has not established a liability for foreign withholding taxes or other costs that would be incurred if the earnings were repatriated.
Unrecognized tax benefits
The Company files federal, state and local income tax returns in numerous domestic and foreign jurisdictions. In most tax jurisdictions, returns are subject to examination by the relevant tax authorities for a number of years after the returns have been filed. The Company is no longer subject to examinations by tax authorities in any major tax jurisdiction for years before 2008. Additionally, the Company is no longer subject to examination by the Internal Revenue Service for U.S. federal income tax returns filed for years through 2014. The examinations of the Company’s U.S. federal income tax returns for 2015 through 2016 are currently underway.
A reconciliation of the total amounts of unrecognized tax benefits (excluding interest and penalties) as of December 31 follows:

($ in millions)	2019	2018	2017
January 1	$166	$148	$94
Current year tax positions - additions	25	36	37
Prior year tax positions - additions	4	17	26
Prior year tax positions - reductions	(9)	(6)	—
Statute of limitations expirations	(6)	(9)	(8)
Settlements	(12)	(15)	(10)
Foreign currency translation	(1)	(5)	9
December 31	$167	$166	$148

The Company expects that any reasonably possible change in the amount of unrecognized tax benefits in the next 12 months would not be significant.
The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $143 million as of December 31, 2019.
Interest and penalties

($ in millions)	2019	2018	2017
Accrued interest and penalties related to unrecognized tax benefits	$17	$16	$15
Loss recognized in income tax expense related to interest and penalties	$1	$2	$4

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.
13. Employee Benefit Plans
Defined Benefit Plans
PPG has defined benefit pension plans that cover certain employees worldwide. The principal defined benefit pension plans are those in the U.S., Canada, the Netherlands and the U.K. These plans in the aggregate represent approximately 93% of PPG’s total projected benefit obligation at December 31, 2019, of which the U.S. defined benefit pension plans represent the largest component.
As of January 1, 2006, the Company’s U.S. salaried defined benefit plans were closed to new entrants. In 2011, the Company approved amendments related to certain U.S. defined benefit plans so that depending upon the affected employee’s combined

60 2019 PPG ANNUAL REPORT AND 10-K

Notes to the Consolidated Financial Statements

age and years of service to PPG, certain employees stopped or will stop accruing benefits either in 2011 or at the end of 2020. The affected employees will participate in the Company’s defined contribution retirement plans from the date their benefits under their respective defined benefit plans are frozen.
The Company has amended other defined benefit plans in other countries in a similar way and plans to continue reviewing and potentially amending other PPG defined benefit plans in the future.
Postretirement medical
PPG sponsors welfare benefit plans that provide postretirement medical and life insurance benefits for certain U.S. and Canadian employees and their dependents of which the U.S. welfare benefit plans represent approximately 87% of PPG’s total projected benefit obligation at December 31, 2019. Salaried and certain hourly employees in the U.S. hired on or after October 1, 2004, or rehired on or after October 1, 2012 are not eligible for postretirement medical benefits.
These plans in the U.S. and Canada require retiree contributions based on retiree-selected coverage levels for certain retirees and their dependents and provide for sharing of future benefit cost increases between PPG and participants based on management discretion. The Company has the right to modify, amend or terminate certain of these benefit plans in the future.
Effective January 1, 2017, the Company-sponsored Medicare-eligible plans were replaced by a Medicare private exchange. The announcement of this plan design change triggered a remeasurement of PPG’s retiree medical benefit obligation using prevailing interest rates. The plan design change resulted in a $306 million reduction in the Company's postretirement benefit obligation. PPG accounted for the plan design change prospectively, and the impact will be amortized to periodic postretirement benefit cost over a 5.6 year period through 2022.
The following table sets forth the changes in projected benefit obligations (“PBO”) (as calculated as of December 31), plan assets, the funded status and the amounts recognized on the accompanying consolidated balance sheet for the Company’s defined benefit pension and other postretirement benefit plans:

	Defined Benefit Pension Plans
	United States		International		Total PPG
($ in millions)	2019	2018	2019	2018	2019	2018
Projected benefit obligation, January 1	$1,582	$1,706	$1,518	$1,756	$3,100	$3,462
Service cost	13	17	10	11	23	28
Interest cost	64	57	41	40	105	97
Actuarial losses (gains) - net	263	(129)	186	(117)	449	(246)
Benefits paid	(80)	(70)	(64)	(55)	(144)	(125)
Plan transfers	—	—	—	(8)	—	(8)
Foreign currency translation adjustments	—	—	34	(88)	34	(88)
Settlements and curtailments	—	—	(4)	(24)	(4)	(24)
Other	—	1	(2)	3	(2)	4
Projected benefit obligation, December 31	$1,842	$1,582	$1,719	$1,518	$3,561	$3,100
Market value of plan assets, January 1	$1,140	$1,196	$1,478	$1,687	$2,618	$2,883
Actual return on plan assets	219	(82)	190	(53)	409	(135)
Company contributions	—	75	13	24	13	99
Benefits paid	(55)	(49)	(56)	(53)	(111)	(102)
Plan settlements	—	—	(4)	(24)	(4)	(24)
Foreign currency translation adjustments	—	—	42	(95)	42	(95)
Other	—	—	(2)	(8)	(2)	(8)
Market value of plan assets, December 31	$1,304	$1,140	$1,661	$1,478	$2,965	$2,618
Funded Status	($538)	($442)	($58)	($40)	($596)	($482)
Amounts recognized in the Consolidated Balance Sheet:
Other assets (long-term)	—	—	183	189	183	189
Accounts payable and accrued liabilities	(26)	(18)	(8)	(8)	(34)	(26)
Accrued pensions	(512)	(424)	(233)	(221)	(745)	(645)
Net liability recognized	($538)	($442)	($58)	($40)	($596)	($482)
2019 PPG ANNUAL REPORT AND FORM 10-K 61

Notes to the Consolidated Financial Statements

	Other Postretirement Benefit Plans
	United States		International		Total PPG
($ in millions)	2019	2018	2019	2018	2019	2018
Projected benefit obligation, January 1	$587	$641	$94	$112	$681	$753
Service cost	8	9	—	1	8	10
Interest cost	23	21	3	3	26	24
Plan amendments	(17)	—	—	—	(17)	—
Actuarial losses (gains) - net	59	(38)	1	(9)	60	(47)
Benefits paid	(44)	(45)	(5)	(4)	(49)	(49)
Foreign currency translation adjustments	—	—	4	(8)	4	(8)
Other	—	(1)	(1)	(1)	(1)	(2)
Projected benefit obligation, December 31	$616	$587	$96	$94	$712	$681
Amounts recognized in the Consolidated Balance Sheet:
Accounts payable and accrued liabilities	(46)	(48)	(5)	(4)	(51)	(52)
Other postretirement benefits	(570)	(539)	(91)	(90)	(661)	(629)
Net liability recognized	($616)	($587)	($96)	($94)	($712)	($681)
The PBO is the actuarial present value of benefits attributable to employee service rendered to date, including the effects of estimated future pay increases. The accumulated benefit obligation (“ABO”) is the actuarial present value of benefits attributable to employee service rendered to date, but does not include the effects of estimated future pay increases. The ABO for all defined benefit pension plans as of December 31, 2019 and 2018 was $3.4 billion and $2.9 billion, respectively.
The following table details the pension plans where the benefit liability exceeds the fair value of the plan assets:

	Pensions
($ in millions)	2019	2018
Plans with PBO in Excess of Plan Assets:
Projected benefit obligation	$2,223	$1,935
Fair value of plan assets	$1,449	$1,269
Plans with ABO in Excess of Plan Assets:
Accumulated benefit obligation	$2,176	$1,883
Fair value of plan assets	$1,449	$1,269

Net actuarial losses and prior service cost/(credit) deferred in accumulated other comprehensive loss

	Pensions		Other Postretirement Benefits
($ in millions)	2019	2018	2019	2018
Accumulated net actuarial losses	$920	$800	$166	$113
Accumulated prior service cost (credit)	2	2	(138)	(178)
Total	$922	$802	$28	($65)

The accumulated net actuarial losses for pensions and other postretirement benefits relate primarily to historical declines in the discount rates. The accumulated net actuarial losses exceeded 10% of the higher of the market value of plan assets or the PBO at the beginning of each of the last three years; therefore, amortization of such excess has been included in net periodic benefit costs for pension and other postretirement benefits in these periods. The amortization period is the average remaining service period of active employees expected to receive benefits unless a plan is mostly inactive in which case the amortization period is the average remaining life expectancy of the plan participants. Accumulated prior service cost (credit) is amortized over the future service periods of those employees who are active at the dates of the plan amendments and who are expected to receive benefits.

62 2019 PPG ANNUAL REPORT AND 10-K

Notes to the Consolidated Financial Statements

The net increase in Accumulated other comprehensive loss (pretax) in 2019 relating to defined benefit pension and other postretirement benefits is primarily attributable to pension and other postretirement plan discount rate declines, as follows:

($ in millions)	Pensions	Other Postretirement Benefits
Net actuarial loss arising during the year	$179	$60
New prior service credit	—	(17)
Amortization of actuarial loss	(62)	(8)
Amortization of prior service credit	—	57
Foreign currency translation adjustments	5	1
Impact of settlements and curtailments	(2)	—
Net change	$120	$93

The 2019 net actuarial loss related to the Company’s pension and other postretirement benefit plans was primarily due to a decrease in the weighted average discount rate used to determine the benefit obligation at December 31, 2019, partially offset by asset performance gains on plan assets for the year.
Net periodic benefit cost

	Pensions			Other Postretirement Benefits
($ in millions)	2019	2018	2017	2019	2018	2017
Service cost	$23	$28	$33	$8	$10	$10
Interest cost	105	97	98	26	24	24
Expected return on plan assets	(139)	(150)	(141)	—	—	—
Amortization of prior service credit	—	—	—	(57)	(60)	(59)
Amortization of actuarial losses	62	63	75	8	19	12
Settlements, curtailments, and special termination benefits	3	5	60	—	—	—
Net periodic benefit cost/(income)	$54	$43	$125	($15)	($7)	($13)

Service cost for net periodic pension and other postretirement benefit costs is included in Cost of sales, exclusive of depreciation and amortization, Selling, general and administrative, and Research and development, net in the accompanying consolidated statements of income. Except for Pension settlement charges in 2017, all other components of net periodic benefit cost are recorded in Other charges in the accompanying consolidated statements of income.
Key assumptions
The following weighted average assumptions were used to determine the benefit obligation for the Company’s defined benefit pension and other postretirement plans as of December 31, 2019 and 2018:

	United States		International		Total PPG
	2019	2018	2019	2018	2019	2018
Discount rate	3.3%	4.4%	2.2%	2.9%	2.8%	3.7%
Rate of compensation increase	2.5%	1.5%	2.8%	0.9%	2.6%	1.2%

The following weighted average assumptions were used to determine the net periodic benefit cost for the Company’s defined benefit pension and other postretirement benefit plans for the three years in the period ended December 31, 2019:

	2019	2018	2017
Discount rate	3.7%	3.2%	3.6%
Expected return on assets	5.4%	5.4%	5.4%
Rate of compensation increase	1.8%	1.2%	1.3%

These assumptions for each plan are reviewed on an annual basis. In determining the expected return on plan asset assumption, the Company evaluates the mix of investments that comprise each plan’s assets and external forecasts of future long-term investment returns. The Company compares the expected return on plan assets assumption to actual historic returns to ensure reasonability. For 2019, the return on plan assets assumption for PPG’s U.S. defined benefit pension plans was 7.4%. A change in the rate of return of 100 basis points, with other assumptions held constant, would impact 2019 net periodic pension expense by $13 million. The global expected return on plan assets assumption to be used in determining 2020 net periodic pension expense will be 5.0% (7.4% for the U.S. plans only).

2019 PPG ANNUAL REPORT AND FORM 10-K 63

Notes to the Consolidated Financial Statements

The discount rates used in accounting for pension and other postretirement benefits are determined using a yield curve constructed of high-quality fixed-income securities as of the measurement date and using the plans’ projected benefit payments. The Company has elected to use a full yield curve approach in the estimation of the service and interest cost components of net periodic pension benefit cost (income) for countries with significant pension plans. The full yield curve approach (also known as the split-rate or spot-rate method) allows the Company to align the applicable discount rates with the cost of additional service being earned and the interest being accrued on these obligations. A change in the discount rate of 100 basis points, with all other assumptions held constant, would impact 2020 net periodic benefit expense for our defined benefit pension and other postretirement benefit plans by $16 million and $6 million, respectively.
In 2019, the Company updated mortality tables used to calculate its U.S. defined benefit pension and other postretirement benefit liabilities. The Company considered the available mortality tables released by the Society of Actuaries’ Retirement Plans Experience Committee and performed a review of its own mortality history, as well the industry in which the Company operates to assess future improvements in mortality rates based on its U.S. population. The Company chose to value its U.S. defined benefit pension and other postretirement benefit liabilities using a slightly modified assumption of future mortality which better approximates our plan participant population.
The weighted-average health care cost trend rate (inflation) used for 2019 was 5.0% declining to a projected 4.3% in the year 2039. For 2020, the assumed weighted-average health care cost trend rate used will be 4.8% declining to a projected 4.3% between 2020 and 2039 for medical and prescription drug costs, respectively. These assumptions are reviewed on an annual basis. In selecting rates for current and long-term health care cost assumptions, the Company takes into consideration a number of factors, including the Company’s actual health care cost increases, the design of the Company’s benefit programs, the demographics of the Company’s active and retiree populations and external expectations of future medical cost inflation rates.
Contributions to defined benefit pension plans

($ in millions)	2019	2018	2017
U.S. defined benefit pension plans	$—	$75	$54
Non-U.S. defined benefit pension plans	$13	$24	$33

PPG made voluntary contributions of $75 million to its U.S. defined benefit pension plans in 2018. Contributions made to PPG’s non-U.S. defined benefit pension plans in 2019 and 2018 were required by local funding requirements. PPG expects to make mandatory contributions to its non-U.S. plans in the range of $15 million to $20 million in 2020. PPG may make voluntary contributions to its defined benefit pension plans in 2020 and beyond.
Benefit payments
The estimated benefits expected to be paid under the Company’s defined benefit pension and other postretirement benefit plans are:

($ in millions)	Pensions	Other Postretirement Benefits
2020	$145	$51
2021	$143	$51
2022	$146	$50
2023	$153	$49
2024	$160	$48
2025 to 2029	$845	$209

U.S. Qualified Pension
Beginning in 2012, the Company offered a lump sum payout option that gave certain terminated vested participants in certain U.S. defined benefit pension plans the opportunity to take a one-time lump sum cash payment in lieu of receiving a future monthly annuity. During 2017, PPG paid $87 million in lump sum benefits to terminated vested participants who elected to participate in the program. As the lump-sum payments were in excess of the expected 2017 service and interest costs for the qualified pension plans, PPG remeasured the periodic benefit obligation of the qualified plans and recorded a settlement charge totaling $35 million.
U.S. Non-qualified Pension
In the first quarter 2017, PPG made lump-sum payments to certain retirees who had participated in PPG's U.S. non-qualified pension plan (the "Nonqualified Plan") totaling approximately $40 million. As the lump-sum payments were in excess of the

64 2019 PPG ANNUAL REPORT AND 10-K

Notes to the Consolidated Financial Statements

expected 2017 service and interest costs for the Nonqualified Plan, PPG remeasured the periodic benefit obligation of the Nonqualified Plan as of March 1, 2017 and recorded a settlement charge totaling $22 million.
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
The following summarizes the weighted average target pension plan asset allocation as of December 31, 2019 and 2018 for all PPG defined benefit plans:

Asset Category	2019	2018
Equity securities	15-45%	15-45%
Debt securities	30-65%	30-65%
Real estate	0-10%	0-10%
Other	20-40%	20-40%

2019 PPG ANNUAL REPORT AND FORM 10-K 65

Notes to the Consolidated Financial Statements

The fair values of the Company’s pension plan assets at December 31, 2019 and 2018, by asset category, are as follows:

	December 31, 2019				December 31, 2018
($ in millions)	Level 1(1)	Level 2(1)	Level 3(1)	Total	Level 1(1)	Level 2(1)	Level 3(1)	Total
Asset Category
Equity securities:
U.S.
Large cap	$58	$80	$—	$138	$43	$94	$—	$137
Small cap	41	—	—	41	23	—	—	23
Non-U.S.
Developed and emerging markets(2)	143	84	—	227	115	103	—	218
Debt securities:
Cash and cash equivalents	10	16	—	26	3	19	—	22
Corporate(3)
U.S.(4)	—	337	77	414	—	220	77	297
Developed and emerging markets(2)	—	2	—	2	—	4	—	4
Diversified(5)	—	237	—	237	—	142	—	142
Government
U.S.(4)	72	9	—	81	68	8	—	76
Developed markets	—	7	—	7	—	6	—	6
Other(6)	—	18	377	395	—	14	359	373
Real estate, hedge funds, and other	—	303	381	684	—	304	359	663
Total assets in the fair value hierarchy	$324	$1,093	$835	$2,252	$252	$914	$795	$1,961
Common-collective trusts(7)	—	—	—	713	—	—	—	657
Total Investments	$324	$1,093	$835	$2,965	$252	$914	$795	$2,618

(1)	These levels refer to the accounting guidance on fair value measurement described in Note 10, “Financial Instruments, Hedging Activities and Fair Value Measurements.”

(2)	These amounts represent holdings in investment grade debt or equity securities of issuers in both developed markets and emerging economies.

(3)	This category represents investment grade debt securities from a diverse set of industry issuers.

(4)	These investments are primarily long duration fixed income securities.

(5)	This category represents commingled funds invested in diverse portfolios of debt securities.

(6)	This category includes mortgage-backed and asset backed debt securities, municipal bonds and other debt securities including derivatives.

(7)	Certain investments that are measured at net asset value per share (or its equivalent) are not required to be classified in the fair value hierarchy.
The change in the fair value of the Company’s Level 3 pension assets for the years ended December 31, 2019 and 2018 was as follows:

($ in millions)	Real Estate	Other Debt Securities	Hedge Funds and Other Assets	Total
January 1, 2018	$138	$418	$446	$1,002
Realized gains/(losses)	9	(29)	10	(10)
Unrealized losses	—	—	(28)	(28)
Transfers out, net	(6)	(12)	(119)	(137)
Foreign currency losses	(4)	(18)	(10)	(32)
December 31, 2018	$137	$359	$299	$795
Realized gains/(losses)	18	38	(3)	53
Unrealized (losses)/gains	(7)	—	15	8
Transfers (out)/in, net	(27)	(12)	17	(22)
Foreign currency gains/(losses)	2	(8)	7	1
December 31, 2019	$123	$377	$335	$835

Real estate properties are externally appraised at least annually by reputable, independent appraisal firms. Property valuations are also reviewed on a regular basis and are adjusted if there has been a significant change in circumstances related to the property since the last valuation.

66 2019 PPG ANNUAL REPORT AND 10-K

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
Sale of the flat glass business
In 2018, PPG transferred pension assets of $20 million as a result of the sale of its flat glass business in 2016 and subsequent finalization of the transfer of pension obligations to the buyer.
Other Plans
Employee savings plans
PPG’s Employee Savings Plans (“Savings Plans”) cover substantially all employees in the U.S., Puerto Rico and Canada. The Company makes matching contributions to the Savings Plans, at management’s discretion, based upon participants’ savings, subject to certain limitations. For most participants not covered by a collective bargaining agreement, Company-matching contributions are established each year at the discretion of the Company and are applied to participant savings up to a maximum of 6% of eligible participant compensation. For those participants whose employment is covered by a collective bargaining agreement, the level of Company-matching contribution, if any, is determined by the relevant collective bargaining agreement. The Company-matching contribution remained at 100% for 2019.
Compensation expense and cash contributions related to the Company match of participant contributions to the Savings Plans for 2019, 2018, and 2017 totaled $49 million, $47 million and $46 million, respectively. A portion of the Savings Plans qualifies under the Internal Revenue Code as an Employee Stock Ownership Plan. Accordingly, dividends received on PPG shares held in that portion of the Savings Plans totaling $11 million, $13 million, and $14 million for 2019, 2018, and 2017, respectively, are deductible for PPG’s U.S. Federal tax purposes.
Defined contribution plans
Additionally, the Company has defined contribution plans for certain employees in the U.S., China, United Kingdom, Australia, Italy, and other countries. The U.S. defined contribution plan is in the Employee Savings Plan and eligible employees receive a contribution equal to between 2% and 5% of annual compensation, based on age and years of service. For the years ended December 31, 2019, 2018, and 2017, the Company recognized expense for its defined contribution retirement plans of $70 million, $63 million and $57 million, respectively. The Company’s annual cash contributions to its defined contribution retirement plans approximated the expense recognized in each year.
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
The cost (benefit) of the deferred compensation plan, comprised of dividend equivalents accrued on the phantom PPG stock account, investment income and the change in market value of the liability, was $21 million, $(1) million and $19 million in 2019, 2018 and 2017, respectively. These amounts are included in Selling, general and administrative in the consolidated statements of income. The change in market value of the investment portfolio was income (expense) of $20 million, $(2) million, and $18 million in 2019, 2018 and 2017, respectively, and is also included in Selling, general and administrative in the consolidated statements of income.
The Company’s obligations under this plan, which are included in Accounts payable and accrued liabilities and Other liabilities on the consolidated balance sheet, totaled $123 million and $110 million as of December 31, 2019 and 2018, respectively,

2019 PPG ANNUAL REPORT AND FORM 10-K 67

Notes to the Consolidated Financial Statements

and the investments in marketable securities, which are included in Investments and Other current assets on the accompanying consolidated balance sheet, were $85 million and $73 million as of December 31, 2019 and 2018, respectively.
14. Commitments and Contingent Liabilities
PPG is involved in a number of lawsuits and claims, both actual and potential, including some that it has asserted against others, in which substantial monetary damages are sought. These lawsuits and claims may relate to contract, patent, environmental, product liability, antitrust, employment and other matters arising out of the conduct of PPG’s current and past business activities. To the extent that these lawsuits and claims involve personal injury, property damage, and certain other claims, PPG believes it has adequate insurance; however, certain of PPG’s insurers are contesting coverage with respect to some of these claims, and other insurers, as they had prior to the asbestos settlement described below, may contest coverage with respect to some of the asbestos claims. PPG’s lawsuits and claims against others include claims against insurers and other third parties with respect to actual and contingent losses related to environmental, asbestos and other matters.
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
Shareholder Class Action
On May 20, 2018, a putative securities class action lawsuit was filed in the U.S. District Court for the Central District of California against the Company and three of its current and former officers.  On September 21, 2018, an Amended Class Action Complaint was filed in the lawsuit. The Amended Complaint, captioned Trevor Mild v. PPG Industries, Inc., Michael H. McGarry, Vincent J. Morales, and Mark C. Kelly, asserted securities fraud claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of persons who purchased or otherwise acquired stock of the Company between January 19, 2017 and May 10, 2018. The allegations related to, among other things, allegedly false and misleading statements and/or failures to disclose information about the Company’s business, operations and prospects. The parties reached a settlement in principal on May 1, 2019.  On June 2, 2019, the plaintiff filed with the Court a Petition for Preliminary Approval of the proposed settlement, including the proposed settlement amount of $25 million. On November 22, 2019, the Court entered final judgment approving the settlement. PPG’s insurance carriers confirmed to the Company insurance coverage for the full amount of the settlement. The settlement payment is expected to occur in 2020.
As of December 31, 2019, an accrued liability of $25 million for the proposed settlement amount and a corresponding asset for the insurance coverage of $25 million is included in Accounts payable and accrued liabilities and Other current assets, respectively.
Asbestos Matters
Prior to 2000, the Company had been named as a defendant in numerous claims alleging bodily injury from (i) exposure to asbestos-containing products allegedly manufactured, sold or distributed by the Company, its subsidiaries, or for which they are otherwise alleged to be liable; (ii) exposure to asbestos allegedly present at a facility owned or leased by the Company; or (iii) exposure to asbestos-containing products of Pittsburgh Corning Corporation (“PC”) for which the Company was alleged to be liable under a variety of legal theories (the Company and Corning Incorporated were each 50% shareholders in PC prior to April 27, 2016).
Pittsburgh Corning Corporation asbestos bankruptcy
In 2000, PC filed for Chapter 11 in the U.S. Bankruptcy Court for the Western District of Pennsylvania in an effort to permanently and comprehensively resolve all of its pending and future asbestos-related liability claims. The Bankruptcy Court subsequently entered a series of orders preliminarily enjoining the prosecution of asbestos litigation against PPG until after the effective date of a confirmed PC plan of reorganization. During the pendency of this preliminary injunction staying asbestos litigation against PPG, PPG and certain of its historical liability insurers negotiated a settlement with representatives of present and future asbestos claimants. That settlement was incorporated into a PC plan of reorganization that was confirmed by the Bankruptcy Court on May 24, 2013 and ultimately became effective on April 27, 2016. With the effectiveness of the plan, the preliminary injunction staying the prosecution of asbestos litigation against PPG expired by its own terms on May 27, 2016. In accordance with the settlement, the Bankruptcy Court issued a permanent channeling injunction under Section 524(g) of the Bankruptcy Code that prohibits present and future claimants from asserting claims against PPG that arise, in whole or in part, out of exposure to asbestos or asbestos-containing products manufactured, sold and/or distributed by PC or asbestos on or emanating from any PC premises. The channeling injunction, by its terms, also prohibits codefendants in cases that are subject to the channeling injunction from asserting claims against PPG for contribution, indemnification or other recovery. The channeling injunction also precludes the prosecution of claims against PPG arising from alleged exposure to asbestos or asbestos-containing products to the extent that a claimant is alleging or seeking to impose liability, directly or indirectly,

68 2019 PPG ANNUAL REPORT AND 10-K

Notes to the Consolidated Financial Statements

for the conduct of, claims against, or demands on PC by reason of PPG’s prior: (i) ownership of a financial interest in PC; (ii) involvement in the management of PC, or service as an officer, director or employee of PC or a related party; (iii) provision of insurance to PC or a related party; or (iv) involvement in a financial transaction affecting the financial condition of PC or a related party. The foregoing PC related claims are referred to as “PC Relationship Claims.”
The Bankruptcy Court’s channeling injunction channels the Company’s liability for PC Relationship Claims to a trust funded in part by PPG and its participating insurers for the benefit of current and future PC asbestos claimants (the “Trust”). The Trust is the sole recourse for holders of PC Relationship Claims. PPG and its affiliates have no further liability or responsibility for, and are permanently protected from, pending and future PC Relationship Claims. The channeling injunction does not extend to present and future claims against PPG that arise out of alleged exposure to asbestos or asbestos-containing products historically manufactured, sold and/or distributed by PPG or its subsidiaries or for which they are alleged to be liable that are not PC Relationship Claims, and does not extend to claims against PPG alleging personal injury allegedly caused by asbestos on premises presently or formerly owned, leased or occupied by PPG. These claims are referred to as “non-PC Relationship Claims.”
Non-PC relationship claims
With respect to the asbestos-related claims pending against the Company at the time PC filed for bankruptcy, the Company considers such claims to fall within one or more of the following categories: (1) claims that have been closed or dismissed as a result of processes undertaken during the bankruptcy; (2) claims that may have been previously filed on the dockets of state and federal courts in various jurisdictions, but are inactive as to the Company; and (3) claims that are subject, in whole or in part, to the channeling injunction and thus will be resolved, in whole or in part, in accordance with the Trust procedures established under the PC bankruptcy reorganization plan. As a result of the foregoing, the Company does not consider these three categories of claims to be open or active litigation against it, although the Company cannot now determine whether, or the extent to which, any of these claims may in the future be reinstituted, reinstated, or revived such that they may become open and active non-PC Relationship Claims against it.
Current open and active claims post-Pittsburgh Corning bankruptcy
As of December 31, 2019, the Company was aware of approximately 605 open and active asbestos-related claims pending against the Company and certain of its subsidiaries. These claims consist of non-PC Relationship Claims against PPG and claims against a PPG subsidiary the Company acquired on April 1, 2013. The Company is defending these open and active claims vigorously.
PPG has established reserves totaling approximately $190 million for asbestos-related claims that would not be channeled to the Trust which, based on presently available information, we believe will be sufficient to encompass all of PPG’s current and estimable potential future asbestos liabilities. These reserves, which are included within Other liabilities on the accompanying consolidated balance sheets, represent PPG’s best estimate of its liability for these claims.
These reserves include a $162 million reserve established in 2009 in connection with an amendment to the PC plan of reorganization for non-PC Relationship Claims other than claims arising from premises-related exposures. PPG does not have sufficient current claim information or settlement history on which to base a better estimate of this liability in light of the fact that the Bankruptcy Court’s injunction staying most asbestos claims against the Company was in effect from April 2000 through May 2016.
These reserves also include PPG’s best estimate, following an analysis performed in 2019 of its claims history and discussions with consultants and its counsel, of the value of the Company’s potential liability for premises-related non-PC Relationship Claims against it and claims against PPG’s subsidiary acquired on April 1, 2013 that are presently pending, and that are projected to be asserted through December 31, 2028. In the fourth quarter of 2019, PPG increased the reserve related to these matters and recognized a charge of approximately $10 million included in Other charges in the consolidated statement of income.
PPG monitors the activity associated with its asbestos claims and evaluates, on a periodic basis, its estimated liability for such claims, its insurance assets then available, and all underlying assumptions to determine whether any adjustment to the reserves for these claims is required.
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

2019 PPG ANNUAL REPORT AND FORM 10-K 69

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
As remediation at certain legacy environmental sites progresses, PPG continues to refine its assumptions underlying the estimates of the expected future costs of its remediation programs. PPG’s ongoing evaluation may result in additional charges against income to increase the reserves for these sites. Remediation activities at our legacy sites are not related to the ongoing operations of PPG. In 2019, 2018 and 2017, certain charges have been recorded based on updated estimates to increase existing reserves for these sites. Certain other charges related to environmental remediation actions are also expensed as incurred.
As of December 31, 2019 and 2018, PPG had reserves for environmental contingencies associated with PPG’s former chromium manufacturing plant in Jersey City, New Jersey (“New Jersey Chrome”), glass and chemical manufacturing sites, and for other environmental contingencies, including current manufacturing locations and National Priority List sites. These reserves are reported as Accounts payable and accrued liabilities and Other liabilities in the accompanying consolidated balance sheet.

Environmental Reserves
($ in millions)	2019	2018
New Jersey Chrome	$134	$151
Glass and chemical	96	90
Other	74	50
Total	$304	$291
Current Portion	$62	$105

Pretax charges against income for environmental remediation costs are included in Other charges in the accompanying consolidated statement of income. The pretax charges and cash outlays related to such environmental remediation in 2019, 2018 and 2017, were as follows:

($ in millions)	2019	2018	2017
New Jersey Chrome	$43	$62	$4
Other	34	16	6
Total	$77	$78	$10
Cash outlays for environmental spending	$77	$64	$44

The Company continues to analyze, assess and remediate the environmental issues associated with New Jersey Chrome as further discussed below. During the past three years, charges for estimated environmental remediation costs were significantly higher than PPG’s historical range. Excluding the charges related to New Jersey Chrome, pretax charges against income for environmental remediation have ranged between approximately $5 million and $35 million per year for the past 10 years.
Management expects cash outlays for environmental remediation costs to range from $80 million to $100 million in 2020 and $20 million to $50 million annually from 2021 through 2024.
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

70 2019 PPG ANNUAL REPORT AND 10-K

Notes to the Consolidated Financial Statements

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
PPG’s financial reserve for remediation of all New Jersey Chrome sites is $134 million at December 31, 2019. The major cost components of this liability continue to be related to excavation, transportation and disposal of impacted soil, as well as construction services. These components each account for approximately 20%, 14% and 28% of the accrued amount, respectively.
There are multiple, future events yet to occur, including further remedy selection and design, remedy implementation and execution and applicable governmental agency or community organization approvals. Considerable uncertainty exists regarding the timing of these future events for the New Jersey Chrome sites. Further resolution of these events is expected to occur over the next several years. As these events occur and to the extent that the cost estimates of the environmental remediation remedies change, the existing reserve for this environmental remediation matter will continue to be adjusted.
Remediation: Glass, Chemicals and Other Sites
Among other sites at which PPG is managing environmental liabilities, remedial actions are occurring at a chemical manufacturing site in Barberton, Ohio, where PPG has completed a Facility Investigation and Corrective Measure Study under the United States Environmental Protection Agency's Resource Conservation and Recovery Act Corrective Action Program. PPG has also been addressing the impacts from a legacy plate glass manufacturing site in Kokomo, Indiana under the Voluntary Remediation Program of the Indiana Department of Environmental Management and a site associated with a legacy plate glass manufacturing site near Ford City, Pennsylvania under the Pennsylvania Land Recycling Program under the oversight of the Pennsylvania Department of Environmental Protection. PPG is currently performing additional investigation and remedial activities at these locations.
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

2019 PPG ANNUAL REPORT AND FORM 10-K 71

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

	Common Stock	Treasury Stock	Shares Outstanding
January 1, 2017	581,146,136	(323,815,976)	257,330,160
Purchases	—	(7,427,557)	(7,427,557)
Issuances	—	1,271,796	1,271,796
December 31, 2017	581,146,136	(329,971,737)	251,174,399
Purchases	—	(15,877,364)	(15,877,364)
Issuances	—	564,399	564,399
December 31, 2018	581,146,136	(345,284,702)	235,861,434
Purchases	—	(2,722,800)	(2,722,800)
Issuances	—	2,541,836	2,541,836
December 31, 2019	581,146,136	(345,465,666)	235,680,470

Per share cash dividends paid were $1.98, $1.86 and $1.70 in 2019, 2018 and 2017, respectively.

72 2019 PPG ANNUAL REPORT AND 10-K

Notes to the Consolidated Financial Statements

16. Accumulated Other Comprehensive Loss

($ in millions)	Unrealized Foreign Currency Translation Adjustments		Pension and Other Postretirement Benefit Adjustments, net of tax (c)		Unrealized Gain/(Loss) on Derivatives, net of tax (d)		Accumulated Other Comprehensive Loss
January 1, 2017		($1,798)		($571)		$13		($2,356)
Current year deferrals to AOCI	542		—		—		542
Current year deferrals to AOCI, net of tax (b)	(311)		20		(4)		(295)
Reclassifications from AOCI to net income	—		58		(6)		52
Period change		$231		$78		($10)		$299
December 31, 2017		($1,567)		($493)		$3		($2,057)
Current year deferrals to AOCI (a)	(292)		—		—		(292)
Current year deferrals to AOCI, net of tax (b)	148		(12)		(7)		129
Reclassifications from AOCI to net income	—		21		6		27
Period change		($144)		$9		($1)		($136)
Reclassification from AOCI to Retained earnings - Adoption of ASU 2018-02		(23)		(84)		—		(107)
December 31, 2018		($1,734)		($568)		$2		($2,300)
Current year deferrals to AOCI (a)	71		—		—		71
Current year deferrals to AOCI, net of tax (b)	36		(167)		1		(130)
Reclassifications from AOCI to net income	—		11		(2)		9
Period change		$107		($156)		($1)		($50)
December 31, 2019		($1,627)		($724)		$1		($2,350)

(a)
Except for income taxes of $7 million and $9 million as of December 31, 2019 and 2018, respectively, related to foreign currency impacts of certain unasserted earnings, unrealized foreign currency translation adjustments related to translation of foreign denominated balance sheets are not presented net of tax given that no deferred U.S. income taxes have been provided on undistributed earnings of non-U.S. subsidiaries because they are deemed to be reinvested for an indefinite period of time.

(b)
The tax (cost)/benefit related to unrealized foreign currency translation adjustments on tax inter-branch transactions and net investment hedges as of December 31, 2019, 2018 and 2017 was $(19) million, $4 million and $141 million, respectively.

(c)
The tax benefit/(cost) related to the adjustment for pension and other postretirement benefits as of December 31, 2019, 2018 and 2017 was $57 million, $(34) million and $(33) million, respectively. Reclassifications from AOCI are included in the computation of net periodic benefit costs (See Note 13, “Employee Benefit Plans”). The cumulative tax benefit related to the adjustment for pension and other postretirement benefits as of December 31, 2019 and 2018 was $266 million and $209 million, respectively.

(d)
The tax cost related to the change in the unrealized loss on derivatives as of December 31, 2019, 2018 and 2017 was $1 million, $2 million, and $5 million, respectively. Reclassifications from AOCI are included in the gain or loss recognized on cash flow hedges (See Note 10 “Financial Instruments, Hedging Activities and Fair Value Measurements”).

17. Other Income

($ in millions)	2019	2018	2017
Gain on sale of assets(1)	$7	$33	$28
Royalty income	8	10	11
Share of net earnings of equity affiliates (See Note 6)	11	16	12
Gain on disposal of ownership interest in business affiliate	—	—	25
Income from a legal settlement	—	—	18
Other	63	55	56
Total	$89	$114	$150

(1)	In 2018, PPG had a $26 million gain on the sale of land near a facility of the Company’s former commodity chemicals business.
18. Stock-Based Compensation
The Company’s stock-based compensation includes stock options, restricted stock units (“RSUs”) and grants of contingent shares that are earned based on achieving targeted levels of total shareholder return. All current grants of stock options, RSUs and contingent shares are made under the PPG Industries, Inc. Amended and Restated Omnibus Incentive Plan (“PPG Amended Omnibus Plan”), which was amended and restated effective April 21, 2016. Shares available for future grants under the PPG Amended Omnibus Plan were 6.7 million as of December 31, 2019.

2019 PPG ANNUAL REPORT AND FORM 10-K 73

Notes to the Consolidated Financial Statements

($ in millions)	2019	2018	2017
Total stock-based compensation	$39	$37	$35
Income tax benefit recognized	$9	$8	$12

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
The following weighted average assumptions were used to calculate the fair values of stock option grants in each year:

	2019	2018	2017
Weighted average exercise price	$109.74	$115.98	$101.53
Risk free interest rate	2.6%	2.9%	2.4%
Expected life of option in years	6.5	6.5	6.5
Expected dividend yield	1.6%	1.7%	1.8%
Expected volatility	20.0%	21.0%	22.0%

The weighted average fair value of options granted was $22.50 per share, $25.27 per share and $21.15 per share for the years ended December 31, 2019, 2018, and 2017, respectively.

Stock Options Outstanding and Exercisable	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Intrinsic Value (in millions)
Outstanding, January 1, 2019	3,761,000	$90.10	6.1	$61
Granted	588,870	$109.74
Exercised	(832,177)	$73.78
Forfeited/Expired	(107,940)	$107.41
Outstanding, December 31, 2019	3,409,753	$96.93	6.1	$125
Vested or expected to vest, December 31, 2019	3,312,698	$96.54	6.1	$122
Exercisable, December 31, 2019	1,819,591	$86.67	4.4	$85

At December 31, 2019, unrecognized compensation cost related to outstanding stock options that have not yet vested totaled $7 million. This cost is expected to be recognized as expense over a weighted average period of 1.5 years.
The following table presents stock option activity for the years ended December 31, 2019, 2018 and 2017:

($ in millions)	2019	2018	2017
Total intrinsic value of stock options exercised	$38	$19	$40
Cash received from stock option exercises	$61	$15	$52
Income tax benefit from the exercise of stock options	$9	$4	$15
Total fair value of stock options vested	$12	$10	$13

74 2019 PPG ANNUAL REPORT AND 10-K

Notes to the Consolidated Financial Statements

Restricted Stock Units (“RSUs”)
Long-term incentive value is delivered to selected key management employees by granting RSUs, which have either time or performance-based vesting features. The fair value of an RSU is equal to the market value of a share of PPG stock on the date of grant. Time-based RSUs vest over the three-year period following the date of grant, unless forfeited, and will be paid out in the form of stock, cash or a combination of both at the Company’s discretion at the end of the three year vesting period. Performance-based RSUs vest based on achieving specific annual performance targets for earnings per share growth and cash flow return on capital over the three calendar year-end periods following the date of grant. Unless forfeited, the performance-based RSUs will be paid out in the form of stock, cash or a combination of both at the Company’s discretion at the end of the three-year performance period if PPG meets the performance targets. The amount paid for performance-based awards may range from 0% to 180% of the original grant, based upon the frequency with which the annual earnings per share growth and cash flow return on capital performance targets are met over the three calendar year periods comprising the vesting period. PPG has assumed that performance-based RSUs granted in 2017, 2018 and 2019 will vest at the 100% level. As of December 31, 2019, three of the six possible performance targets had been met for the 2017 grant, two of the four possible performance targets had been met for the 2018 grant, and one of two possible performance targets had been met for the 2019 grant.

RSU Activity	Number of Shares	Weighted Average Fair Value	Intrinsic Value (in millions)
Outstanding, January 1, 2019	631,731	$102.80	$65
Granted	241,113	$111.25
Released from restrictions	(229,238)	$100.98
Forfeited	(32,064)	$109.34
Outstanding, December 31, 2019	611,542	$109.30	$67
Vested or expected to vest, December 31, 2019	580,878	$109.17	$63

There was $17 million of total unrecognized compensation cost related to unvested RSUs outstanding as of December 31, 2019. This cost is expected to be recognized as expense over a weighted average period of 1.7 years.
Contingent Share Grants
The Company also provides grants of contingent shares to selected key executives that may be earned based on PPG total shareholder return (“TSR”) over the three-year period following the date of grant. Contingent share grants (referred to as “TSR awards”) are made annually and are paid out at the end of each three-year period based on the Company’s performance. Performance is measured by determining the percentile rank of the total shareholder return of PPG common stock in relation to the total shareholder return of the S&P 500 for the three-year period following the date of grant. This comparison group represents the entire S&P 500 Index as it existed at the beginning of the performance period, excluding any companies that have been removed from the index because they ceased to be publicly traded. The payment of awards following the three-year award period will be based on performance achieved in accordance with the scale set forth in the plan agreement and may range from 0% to 220% of the initial grant. A payout of 100% is earned if the target performance is achieved. Contingent share awards for the 2017-2019, 2018-2020, and 2019-2021 periods earn dividend equivalents for the award period, which will be paid to participants or credited to the participants’ deferred compensation plan accounts with the award payout at the end of the period based on the actual number of contingent shares that are earned. Any payments made at the end of the award period may be in the form of stock, cash or a combination of both. The TSR awards qualify as liability awards, and compensation expense is recognized over the three-year award period based on the fair value of the awards (giving consideration to the Company’s percentile rank of total shareholder return) remeasured in each reporting period until settlement of the awards.
As of December 31, 2019, there was $6 million of total unrecognized compensation cost related to outstanding TSR awards based on the current estimate of fair value. This cost is expected to be recognized as expense over a weighted average period of 1.7 years.

2019 PPG ANNUAL REPORT AND FORM 10-K 75

Notes to the Consolidated Financial Statements

19. Quarterly Financial Information (unaudited)

	2019 Quarter Ended				Full Year 2019(1)
($ in millions, except per share amounts)	March 31	June 30	September 30	December 31
Net sales	$3,624	$4,024	$3,826	$3,672	$15,146
Cost of sales(2)	2,073	2,288	2,181	2,111	8,653
Net income (attributable to PPG)
Income from continuing operations, net of tax	$312	$270	$366	$295	$1,243
Income/(Loss) from discontinued operations, net of tax	—	2	1	(3)	—
Net income (attributable to PPG)	$312	$272	$367	$292	$1,243
Earnings per common share
Income from continuing operations, net of tax	$1.32	$1.14	$1.55	$1.24	$5.25
Income/(Loss) from discontinued operations, net of tax	—	0.01	—	(0.01)	—
Earnings per common share	$1.32	$1.15	$1.55	$1.23	$5.25
Earnings per common share - assuming dilution
Income from continuing operations, net of tax	$1.31	$1.13	$1.54	$1.23	$5.22
Income/(Loss) from discontinued operations, net of tax	—	0.01	—	(0.01)	—
Earnings per common share – assuming dilution	$1.31	$1.14	$1.54	$1.22	$5.22

	2018 Quarter Ended				Full Year 2018(1)
($ in millions except per share amounts)	March 31	June 30	September 30	December 31
Net sales	$3,781	$4,131	$3,817	$3,645	$15,374
Cost of sales(2)	2,181	2,379	2,253	2,188	9,001
Net income (attributable to PPG)
Income from continuing operations, net of tax	$328	$371	$368	$256	$1,323
Income from discontinued operations, net of tax	6	—	10	2	18
Net income (attributable to PPG)	$334	$371	$378	$258	$1,341
Earnings per common share
Income from continuing operations, net of tax	$1.32	$1.51	$1.52	$1.07	$5.43
Income from discontinued operations, net of tax	0.02	—	0.04	0.01	0.07
Earnings per common share	$1.34	$1.51	$1.56	$1.08	$5.50
Earnings per common share - assuming dilution
Income from continuing operations, net of tax	$1.31	$1.51	$1.51	$1.07	$5.40
Income from discontinued operations, net of tax	0.02	—	0.04	0.01	0.07
Earnings per common share – assuming dilution	$1.33	$1.51	$1.55	$1.08	$5.47

(1)	Full year earnings-per-share was calculated using the full year weighted average shares outstanding. As such, the sum of the quarters may not equal the total earnings-per-share for the year.

(2)	Exclusive of depreciation and amortization.
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
The Company also provides services by applying coatings to customers' manufactured parts and assembled products and by providing technical support to certain customers. Performance obligations are satisfied over time as critical milestones

76 2019 PPG ANNUAL REPORT AND 10-K

Notes to the Consolidated Financial Statements

are met and as services are provided. PPG is entitled to payment as the services are rendered. For the years ended December 31, 2019, 2018 and 2017, service revenue constituted approximately 5% of total revenue.
Net sales by segment and region for the years ended December 31, 2019, 2018 and 2017 were as follows:

	Performance Coatings			Industrial Coatings			Total Net Sales
($ in millions)	2019	2018	2017	2019	2018	2017	2019	2018	2017
United States and Canada	$4,057	$4,062	$4,031	$2,418	$2,423	$2,276	$6,475	$6,485	$6,307
EMEA	2,869	2,936	2,761	1,680	1,742	1,628	4,549	4,678	4,389
Asia Pacific	1,095	1,071	970	1,447	1,547	1,553	2,542	2,618	2,523
Latin America	1,013	1,018	968	567	575	561	1,580	1,593	1,529
Total	$9,034	$9,087	$8,730	$6,112	$6,287	$6,018	$15,146	$15,374	$14,748

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
The Performance Coatings reportable business segment is comprised of the automotive refinish coatings, aerospace coatings, architectural coatings – Americas and Asia Pacific, architectural coatings - EMEA, and protective and marine coatings operating segments. This reportable business segment primarily supplies a variety of protective and decorative coatings, sealants and finishes along with paint strippers, stains and related chemicals, as well as transparencies and transparent armor.
The Industrial Coatings reportable business segment is comprised of the automotive OEM coatings, industrial coatings, packaging coatings, and the specialty coatings and materials operating segments. This reportable business segment primarily supplies a variety of protective and decorative coatings and finishes along with adhesives, sealants, metal pretreatment products, optical monomers and coatings, precipitated silicas and other specialty materials.
Production facilities and sales for Performance Coatings and Industrial Coatings are global. PPG’s reportable business segments continue to pursue opportunities to further develop their global reach, including efforts in Asia, Eastern Europe and Latin America. Each of the reportable business segments in which PPG is engaged is highly competitive. The diversification of our product lines and the worldwide sales tend to minimize the impact on PPG’s Net sales and Income before income taxes in the consolidated statement of income of changes in demand in a particular industry or in a particular geographic area.
The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies (See Note 1, “Summary of Significant Accounting Policies”). The Company allocates resources to operating segments and evaluates the performance of operating segments based upon segment income, which is income before interest expense – net, income taxes, and noncontrolling interests and excludes certain charges which are considered to be unusual or non-recurring. The Company also evaluates performance of operating segments based on working capital reduction, margin growth, and sales volume growth. Legacy items include current costs related to former operations of the Company not classified as discontinued operations at the time of the disposal, including pension and other postretirement benefit costs, certain charges for legal matters and certain environmental remediation costs, and certain other charges which are not associated with PPG’s current business portfolio. These legacy costs are excluded from the segment income that is used to evaluate the performance of the operating segments.
Corporate unallocated costs include the costs of corporate staff functions not directly associated with the operating segments, certain legal cases, net of related insurance recoveries and the cost of certain insurance and stock-based compensation programs. The service cost component of net periodic pension expense related to current employees of each reportable business segment is allocated to that reportable business segment and the remaining portion of net periodic pension expense is included in the Corporate unallocated costs.
Product movement between Performance Coatings and Industrial Coatings is limited, is accounted for as an inventory transfer, and is recorded at cost plus a mark-up, the impact of which is not significant to the net sales or segment income of the reportable business segments.

2019 PPG ANNUAL REPORT AND FORM 10-K 77

Notes to the Consolidated Financial Statements

($ in millions)	2019	2018	2017
Net sales to external customers
Performance Coatings	$9,034	$9,087	$8,730
Industrial Coatings	6,112	6,287	6,018
Total Net sales	$15,146	$15,374	$14,748
Segment income
Performance Coatings	$1,409	$1,300	$1,313
Industrial Coatings	862	818	979
Total Segment income	$2,271	$2,118	$2,292
Corporate / Non-Segment Items
Legacy items	($1)	$5	($2)
Business restructuring-related costs, net(1)	(222)	(75)	—
Environmental remediation charges and other costs, net	(61)	(77)	—
Acquisition-related costs(2)	(17)	(6)	(9)
Litigation matters, net	(12)	(24)	18
Impairment of a non-manufacturing asset	—	(9)	—
Costs related to customer assortment changes	—	(18)	—
Gain from the sale of non-operating assets	—	26	13
Brand rationalization charge	—	(6)	—
Asset write-downs	—	—	(7)
Pension settlement charge	—	—	(60)
Gain on disposal of ownership interest in business affiliate	—	—	25
Interest expense, net of interest income	(100)	(95)	(85)
Corporate unallocated	(197)	(146)	(180)
Total Income before income taxes	$1,661	$1,693	$2,005

($ in millions)	2019	2018	2017
Depreciation and amortization
Performance Coatings	$255	$274	$272
Industrial Coatings	194	181	164
Corporate / Non-Segment Items	62	42	24
Total	$511	$497	$460
Share of net earnings of equity affiliates
Performance Coatings	$1	$1	$2
Industrial Coatings	—	—	—
Corporate / Non-Segment Items	10	15	10
Total	$11	$16	$12
Segment assets(3)
Performance Coatings	$10,636	$9,846	$9,763
Industrial Coatings	4,912	4,441	4,563
Corporate / Non-Segment Items	2,160	1,728	2,212
Total	$17,708	$16,015	$16,538
Investment in equity affiliates
Performance Coatings	$33	$33	$32
Industrial Coatings	14	13	13
Corporate / Non-Segment Items	82	86	89
Total	$129	$132	$134
Expenditures for property (including business acquisitions)
Performance Coatings	$483	$545	$224
Industrial Coatings	510	157	328
Corporate / Non-Segment Items	63	87	133
Total	$1,056	$789	$685
78 2019 PPG ANNUAL REPORT AND 10-K

Notes to the Consolidated Financial Statements

($ in millions)	2019	2018	2017
Geographic Information
Net sales(4)
United States and Canada	$6,475	$6,485	$6,307
Europe, Middle East and Africa (“EMEA”)	4,549	4,678	4,389
Asia Pacific	2,542	2,618	2,523
Latin America	1,580	1,593	1,529
Total	$15,146	$15,374	$14,748
Segment income
United States and Canada	$1,073	$1,022	$1,135
EMEA	569	549	560
Asia Pacific	342	306	361
Latin America	287	241	236
Total	$2,271	$2,118	$2,292
Property—net
United States and Canada	$1,300	$1,254	$1,224
EMEA	836	777	826
Asia Pacific	538	482	493
Latin America	309	292	281
Total	$2,983	$2,805	$2,824

(1)
Included in business restructuring-related costs, net are business restructuring charges, accelerated depreciation of certain assets and other related costs, offset by releases related to previously approved programs.

(2)
Acquisition-related costs include advisory, legal, accounting, valuation, and other professional or consulting fees incurred to effect acquisitions. These costs are included in Selling, general and administrative expense in the consolidated statement of income. Acquisition-related costs also include the impact for the step up to fair value of inventory acquired in certain acquisitions which are included in Cost of sales, exclusive of depreciation and amortization in the consolidated statement of income.

(3)
Segment assets are the total assets used in the operation of each segment. Corporate assets are principally cash and cash equivalents, cash held in escrow, short term investments and deferred tax assets.

(4)	Net sales to external customers are attributed to geographic regions based upon the location of the operating unit shipping the product.

2019 PPG ANNUAL REPORT AND FORM 10-K 79

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
There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
(c) Management report on internal control over financial reporting.
See Management Report on page 36 for management’s annual report on internal control over financial reporting. See Report of Independent Registered Public Accounting Firm on pages 34-35 for PricewaterhouseCoopers LLP’s audit report on the Company’s internal control over financial reporting.
Item 9B. Other Information
None.
Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information about the Company’s directors required by Item 10 and not otherwise set forth below is contained under the caption “Proposal 1: Election of Directors” in PPG’s definitive Proxy Statement for the 2020 Annual Meeting of Shareholders (the “Proxy Statement”) which the Company anticipates filing with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the Company’s fiscal year, and is incorporated herein by reference.
The executive officers of the Company are elected by the Board of Directors. The information required by this item concerning the Company’s executive officers is incorporated by reference herein from Part I of this report under the caption “Information About Our Executive Officers.”
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

80 2019 PPG ANNUAL REPORT AND 10-K

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
Part IV
Item 15. Exhibits, Financial Statement Schedules
(a)(1)    Consolidated Financial Statements and Reports of Independent Registered Public Accounting Firm (see Part II, Item 8 of this Form 10-K).
The following information is filed as part of this Form 10-K:
(a)(2)    Consolidated Financial Statement Schedule for the years ended December 31, 2019, 2018 and 2017.
The following Consolidated Financial Statement Schedule should be read in conjunction with the previously referenced financial statements:
Schedule II – Valuation and Qualifying Accounts
Allowance for Doubtful Accounts for the Years Ended December 31, 2019, 2018, and 2017

($ in millions)	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions(1)	Balance at End of Year
2019	$24	$24	($26)	$22
2018	$25	$18	($19)	$24
2017	$36	$15	($26)	$25

(1)	Notes and accounts receivable written off as uncollectible, net of recoveries, amounts attributable to divestitures and changes attributable to foreign currency translation.
All other schedules are omitted because they are not applicable.

2019 PPG ANNUAL REPORT AND FORM 10-K 81

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

	3.3	Amended and Restated Bylaws of PPG Industries, Inc., as amended on December 10, 2015, was filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 15, 2015.
	4	Indenture, dated as of March 18, 2008, was filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 18, 2008.
	4.1	Supplemental Indenture, dated as of March 18, 2008, was filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 18, 2008.
	4.2	Second Supplemental Indenture, dated as of November 12, 2010, was filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on November 12, 2010.
	4.3	Third Supplemental Indenture, dated as of August 3, 2012, was filed as Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on August 3, 2012.
	4.4
Fourth Supplemental Indenture, dated as of November 12, 2014, between PPG Industries, Inc. and The Bank of New York Mellon Trust Company, was filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on November 12, 2014.

	4.5
Fifth Supplemental Indenture, dated as of March 13, 2015, between PPG Industries, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, was filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on March 13, 2015.

	4.6
Sixth Supplemental Indenture, dated as of November 3, 2016, between PPG Industries, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, was filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on November 3, 2016.

	4.7
Seventh Supplemental Indenture, dated as of February 27, 2018, between PPG Industries, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, was filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on February 27, 2018.

	4.8
Eighth Supplemental Indenture, dated as of August 15, 2019, between PPG Industries, Inc. and The Bank of New York Mellon Trust Company, N.A., was filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on August 15, 2019.

†	4.9	PPG Industries, Inc. Description of Securities.
*	10
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

82 2019 PPG ANNUAL REPORT AND 10-K

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

*	10.15	Form of Time-Vested Restricted Stock Unit Award Agreement for Directors, was filed as Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2014.
*	10.16	Form of Non-Qualified Stock Option Award Agreement, was filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.
*	10.17	Form of Non-Qualified Stock Option Award Agreement, was filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2011.
*	10.18	Form of Non-Qualified Stock Option Award Agreement, was filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2013.
*	10.19	Form of TSR Share Award Agreement, was filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2013.
*	10.20	Form of Performance-Based Restricted Stock Unit Award Agreement, was filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2013.
*	10.21	Form of Performance-Based Restricted Stock Unit Award Agreement for Key Employees, was filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2013.
*	10.22	Form of Time-Vested Restricted Stock Unit Award Agreement, was filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2013.
	10.23
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

	10.24
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

*	10.25	Employment arrangement with Jean-Marie Greindl, was filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2016.
*	10.26
Post-Termination Agreement, dated March 28, 2019, by and between Jean-Marie Greindl and PPG Industries Europe SarL, was filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2019.

*	10.27	Letter Agreement with Rebecca Liebert was filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2018.

2019 PPG ANNUAL REPORT AND FORM 10-K 83

*	10.28	Letter Agreement with Amy R. Ericson was filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2018.
*	10.29
PPG Industries, Inc. Incentive Compensation Plan for Key Employees, as amended and restated on January 1, 2019 was filed as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2018.

*	10.30	PPG Industries, Inc. Management Award Plan, as amended and restated on January 1, 2019 was filed as Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2018.
†	13.1	Market Information, Dividends and Holders of Common Stock.
†	13.2	Selected Financial Data for the Five Years Ended December 31, 2019.
†	21	Subsidiaries of the Registrant.
†	23	Consent of PricewaterhouseCoopers LLP.
†	24	Powers of Attorney.
†	31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†	31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
††	32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
††	32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**	101.INS	Inline XBRL Instance Document
**	101.SCH	Inline XBRL Taxonomy Extension Schema Document
**	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
**	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
**	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
**	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
	104	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.

†	Filed herewith.
††	Furnished herewith.

*	Management contracts, compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 601 of Regulation S-K.

**
Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL (Extensible Business Reporting Language) as of and for the year ended December 31, 2019: (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Shareholders’ Equity, (iv) the Consolidated Statement of Comprehensive Income (Loss), (v) the Consolidated Statement of Cash Flows, (vi) Notes to Consolidated Financial Statements and (vii) Financial Schedule of Valuation and Qualifying Accounts.

Item 16. Form 10-K Summary
None.

84 2019 PPG ANNUAL REPORT AND 10-K

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 20, 2020.

PPG INDUSTRIES, INC. (Registrant)

By	/s/ Vincent J. Morales
Vincent J. Morales
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

/s/ William E. Schaupp
William E. Schaupp
Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on February 20, 2020.

Signature	Capacity

/s/ Michael H. McGarry	Director, Chairman and Chief Executive Officer
Michael H. McGarry

/s/ Vincent J. Morales	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)
Vincent J. Morales

/s/ William E. Schaupp	Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)
William E. Schaupp

S. F. Angel	Director
J. G. Berges	Director
S. A. Davis	Director
J. V. Faraci	Director
H. Grant	Director
V. F. Haynes	Director	By	/s/ Vincent J. Morales
M. L. Healey	Director		Vincent J. Morales, Attorney-in-Fact
G. R. Heminger	Director
M. J. Hooper	Director
M. W. Lamach	Director
M. H. Richenhagen	Director
C. R. Smith	Director

2019 PPG ANNUAL REPORT AND FORM 10-K 85