Form 10-Q
period 2020-06-30
PPG INDUSTRIES INC
filed 2020-07-17
CIK 79879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
  –––––––––––––––––––––––––––––––––––––––––––––––––
FORM 10-Q
  –––––––––––––––––––––––––––––––––––––––––––––––––
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2020
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☑
As of June 30, 2020, 235,977,363 shares of the Registrant’s common stock, par value $1.66 2/3 per share, were outstanding.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Income (Unaudited)
($ in millions, except per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Net sales	$3,015	$4,024	$6,392	$7,648
Cost of sales, exclusive of depreciation and amortization	1,703	2,288	3,611	4,361
Selling, general and administrative	766	934	1,671	1,823
Depreciation	91	91	184	177
Amortization	32	35	68	67
Research and development, net	86	111	187	216
Interest expense	41	35	73	66
Interest income	(5)	(7)	(14)	(13)
Business restructuring, net	165	176	172	173
Other charges	21	29	24	43
Other income	(11)	(31)	(29)	(47)
Income before income taxes	$126	$363	$445	$782
Income tax expense	29	86	100	188
Income from continuing operations	$97	$277	$345	$594
Income from discontinued operations, net of tax	3	2	3	2
Net income attributable to controlling and noncontrolling interests	$100	$279	$348	$596
Net loss/(income) attributable to noncontrolling interests	2	(7)	(3)	(12)
Net income (attributable to PPG)	$102	$272	$345	$584
Amounts attributable to PPG:
Income from continuing operations, net of tax	$99	$270	$342	$582
Income from discontinued operations, net of tax	3	2	3	2
Net income (attributable to PPG)	$102	$272	$345	$584

Earnings per common share:
Income from continuing operations, net of tax	$0.42	$1.14	$1.45	$2.46
Income from discontinued operations, net of tax	0.01	0.01	0.01	0.01
Earnings per common share (attributable to PPG)	$0.43	$1.15	$1.46	$2.47

Earnings per common share – assuming dilution:
Income from continuing operations, net of tax	$0.42	$1.13	$1.44	$2.44
Income from discontinued operations, net of tax	0.01	0.01	0.01	0.01
Earnings per common share (attributable to PPG) - assuming dilution	$0.43	$1.14	$1.45	$2.45
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

Condensed Consolidated Statement of Comprehensive Income/(Loss) (Unaudited)
($ in millions)

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Net income attributable to the controlling and noncontrolling interests	$100	$279	$348	$596
Other comprehensive income/(loss), net of tax:
Defined benefit pension and other postretirement benefits	5	12	6	6
Unrealized foreign currency translation adjustments	117	(15)	(589)	66
Derivative financial instruments	(3)	(1)	—	(1)
Other comprehensive income/(loss), net of tax	$119	($4)	($583)	$71
Total comprehensive income/(loss)	$219	$275	($235)	$667
Less: amounts attributable to noncontrolling interests:
Net loss/(income)	2	(7)	(3)	(12)
Unrealized foreign currency translation adjustments	(2)	(2)	8	(1)
Comprehensive income/(loss) attributable to PPG	$219	$266	($230)	$654
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheet (Unaudited)
($ in millions)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$2,252	$1,216
Short-term investments	45	57
Receivables, net	2,673	2,756
Inventories	1,706	1,710
Other current assets	401	431
Total current assets	$7,077	$6,170
Property, plant and equipment (net of accumulated depreciation of $4,176 and $4,082)	2,865	2,983
Goodwill	4,307	4,470
Identifiable intangible assets, net	1,916	2,131
Deferred income taxes	188	220
Investments	251	258
Operating lease right-of-use assets	826	782
Other assets	740	694
Total	$18,170	$17,708
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$3,055	$3,496
Restructuring reserves	320	196
Short-term debt and current portion of long-term debt	1,688	513
Current portion of operating lease liabilities	171	170
Total current liabilities	$5,234	$4,375
Long-term debt	4,613	4,539
Operating lease liabilities	669	622
Accrued pensions	727	745
Other postretirement benefits	656	661
Deferred income taxes	397	452
Other liabilities	936	911
Total liabilities	$13,232	$12,305
Commitments and contingent liabilities (Note 15)
Shareholders’ equity:
Common stock	$969	$969
Additional paid-in capital	962	950
Retained earnings	19,010	18,906
Treasury stock, at cost	(13,184)	(13,191)
Accumulated other comprehensive loss	(2,925)	(2,350)
Total PPG shareholders’ equity	$4,832	$5,284
Noncontrolling interests	106	119
Total shareholders’ equity	$4,938	$5,403
Total	$18,170	$17,708
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders' Equity (Unaudited)
($ in millions)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss)/Income	Total PPG	Non-controlling Interests	Total
January 1, 2020	$969	$950	$18,906	($13,191)	($2,350)	$5,284	$119	$5,403
Net income attributable to the controlling and noncontrolling interests	—	—	243	—	—	$243	5	$248
Other comprehensive loss, net of tax	—	—	—	—	(692)	($692)	(10)	($702)
Cash dividends	—	—	(120)	—	—	($120)	—	($120)
Issuance of treasury stock	—	12	—	4	—	$16	—	$16
Stock-based compensation activity	—	(8)	—	—	—	($8)	—	($8)
March 31, 2020	$969	$954	$19,029	($13,187)	($3,042)	$4,723	$114	$4,837
Net income attributable to the controlling and noncontrolling interests	—	—	102	—	—	$102	(2)	$100
Other comprehensive income, net of tax	—	—	—	—	117	$117	2	$119
Cash dividends	—	—	(121)	—	—	($121)	—	($121)
Issuance of treasury stock	—	2	—	3	—	$5	—	$5
Stock-based compensation activity	—	6	—	—	—	$6	—	$6
Dividends paid on subsidiary common stock to noncontrolling interests	—	—	—	—	—	$—	(3)	($3)
Reductions in noncontrolling interests	—	—	—	—	—	$—	(5)	($5)
June 30, 2020	$969	$962	$19,010	($13,184)	($2,925)	$4,832	$106	$4,938

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss)/Income	Total PPG	Non-controlling Interests	Total
January 1, 2019	$969	$788	$18,131	($12,958)	($2,300)	$4,630	$102	$4,732
Net income attributable to the controlling and noncontrolling interests	—	—	312	—	—	$312	5	$317
Other comprehensive income/(loss), net of tax	—	—	—	—	76	$76	(1)	$75
Cash dividends	—	—	(113)	—	—	($113)	—	($113)
Purchase of treasury stock	—	—	—	(175)	—	($175)	—	($175)
Issuance of treasury stock	—	121	—	63	—	$184	—	$184
Stock-based compensation activity	—	(10)	—	—	—	($10)	—	($10)
March 31, 2019	$969	$899	$18,330	($13,070)	($2,224)	$4,904	$106	$5,010
Net income attributable to the controlling and noncontrolling interests	—	—	272	—	—	$272	7	$279
Other comprehensive (loss)/income, net of tax	—	—	—	—	(6)	($6)	2	($4)
Cash dividends	—	—	(114)	—	—	($114)	—	($114)
Issuance of treasury stock	—	7	—	9	—	$16	—	$16
Stock-based compensation activity	—	7	—	—	—	$7	—	$7
Dividends paid on subsidiary common stock to noncontrolling interests	—	—	—	—	—	$—	(5)	($5)
Reductions in noncontrolling interests	—	—	—	—	—	$—	(2)	($2)
June 30, 2019	$969	$913	$18,488	($13,061)	($2,230)	$5,079	$108	$5,187
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows (Unaudited)

	Six Months Ended June 30
($ in millions)	2020	2019
Operating activities:
Net income attributable to controlling and noncontrolling interests	$348	$596
Less: Income from discontinued operations	(3)	(2)
Income from continuing operations	345	594
Adjustments to reconcile net income to cash from operations:
Depreciation and amortization	252	244
Pension expense	20	25
Debt extinguishment charge	7	—
Environmental remediation charges	12	40
Business restructuring, net	172	173
Stock-based compensation expense	15	19
Equity affiliate income, net of dividends	4	6
Deferred income taxes	(8)	(7)
Cash contributions to pension plans	(5)	(6)
Cash used for restructuring actions	(34)	(23)
Change in certain asset and liability accounts (net of acquisitions):
Receivables	92	(431)
Inventories	(29)	(97)
Other current assets	18	(70)
Accounts payable and accrued liabilities	(347)	60
Taxes and interest payable	(58)	(21)
Noncurrent assets and liabilities, net	5	(10)
Other	(140)	(10)
Cash from operating activities - continuing operations	$321	$486
Cash from/(used for) operating activities - discontinued operations	1	(4)
Cash from operating activities	$322	$482
Investing activities:
Capital expenditures	(92)	(133)
Business acquisitions, net of cash balances acquired	(45)	(361)
Payments for the settlement of cross currency swap contracts	(3)	(6)
Proceeds from the settlement of cross currency swap contracts	12	19
Other	17	24
Cash used for investing activities	($111)	($457)
Financing activities:
Net change in borrowing with maturities of three months or less	(7)	6
Proceeds on commercial paper and short-term debt, net of payments	1,434	470
Proceeds from revolving credit facility	800	—
Repayment of revolving credit facility	(800)	—
Proceeds from the issuance of debt, net of discounts and fees	296	—
Repayment of long-term debt	(506)	(2)
Repayment of acquired debt	(9)	(23)
Purchase of treasury stock	—	(175)
Issuance of treasury stock	6	22
Dividends paid on PPG common stock	(241)	(227)
Payments related to tax withholding on stock-based compensation awards	(8)	(12)
Other	(38)	(27)
Cash from financing activities	$927	$32
Effect of currency exchange rate changes on cash and cash equivalents	(102)	4
Net increase in cash and cash equivalents	$1,036	$61
Cash and cash equivalents, beginning of period	1,216	902
Cash and cash equivalents, end of period	$2,252	$963

Supplemental disclosures of cash flow information:
Interest paid, net of amount capitalized	$82	$68
Taxes paid, net of refunds	$187	$194
Supplemental disclosure of noncash investing activities:
Reissuance of common stock for business acquisition	$—	$164
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.Basis of Presentation
The condensed consolidated financial statements included herein are unaudited and have been prepared following the requirements of the Securities and Exchange Commission (the "SEC") and accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim reporting. Under these rules, certain footnotes and other financial information that are normally required for annual financial statements can be condensed or omitted. These statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position and shareholders' equity of PPG as of June 30, 2020, and the results of its operations and cash flows for the three and six months ended June 30, 2020 and 2019. All intercompany balances and transactions have been eliminated. Material subsequent events are evaluated through the report issuance date and disclosed where applicable. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in PPG's 2019 Annual Report on Form 10-K (the "2019 Form 10-K").
Net sales, expenses, assets and liabilities can vary during each quarter of the year. Accordingly, the results of operations for the three and six months ended June 30, 2020 and the trends in these unaudited condensed consolidated financial statements may not necessarily be indicative of the results to be expected for the full year.
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
In March 2020, PPG recorded estimated future credit losses for trade receivables of $30 million related to the potential financial impacts of the COVID-19 pandemic. These amounts were estimated based on regional business information, including certain forward-looking information and other considerations. PPG will monitor the adequacy of this reserve as new information becomes available.
The following table summarizes the activity for the allowance for credit losses for the six months ended June 30, 2020:

($ in millions)	Trade Receivables Allowance for Credit Losses
January 1, 2020	$22
Current-period provision for credit losses (a)	39
Trade receivables written off as uncollectible, net of recoveries	(8)
Foreign currency impact	(1)
June 30, 2020	$52
(a) Includes expense recorded from customer bad debts and a $30 million adjustment recorded in the first quarter 2020 related to COVID-19.
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

5.Inventories

($ in millions)	June 30, 2020	December 31, 2019
Finished products	$1,012	$1,047
Work in process	192	197
Raw materials	466	431
Supplies	36	35
Total Inventories	$1,706	$1,710
Most U.S. inventories are valued using the last-in, first-out method. These inventories represented approximately 35% and 34% of total inventories at June 30, 2020 and December 31, 2019, respectively. If the first-in, first-out method of inventory valuation had been used, inventories would have been $119 million and $124 million higher as of June 30, 2020 and December 31, 2019, respectively.
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
During the second quarter, the Company evaluated the effects of the COVID-19 pandemic and its negative impact on the global economy on each of the Company’s reporting units and indefinite-lived intangible assets. Management reviewed key assumptions, including revisions of projected future revenues for reporting units and the results of the previous annual impairment testing performed during the fourth quarter of 2019. The Company did not identify an indication of impairment for each of its reporting units and indefinite-lived intangible assets. Although it was determined that a triggering event had not occurred as of June 30, 2020, we will continue to monitor the impacts of the COVID-19 pandemic on the Company and significant changes in key assumptions that could result in future period impairment charges.
The change in the carrying amount of goodwill attributable to each reportable segment for the six months ended June 30, 2020 was as follows:

($ in millions)	Performance Coatings	Industrial Coatings	Total
January 1, 2020	$3,442	$1,028	$4,470
Acquisitions, including purchase accounting adjustments	4	16	20
Foreign currency impact	(164)	(19)	(183)
June 30, 2020	$3,282	$1,025	$4,307
A summary of the carrying value of the Company's identifiable intangible assets is as follows:

	June 30, 2020			December 31, 2019
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Indefinite-Lived Identifiable Intangible Assets
Trademarks	$1,034	N/A	$1,034	$1,167	N/A	$1,167
Definite-Lived Identifiable Intangible Assets
Acquired technology	$712	($560)	$152	$710	($549)	$161
Customer-related	1,527	(899)	628	1,578	(885)	693
Trade names	208	(114)	94	210	(111)	99
Other	48	(40)	8	51	(40)	11
Total Definite Lived Intangible Assets	$2,495	($1,613)	$882	$2,549	($1,585)	$964
Total Identifiable Intangible Assets	$3,529	($1,613)	$1,916	$3,716	($1,585)	$2,131
The Company’s identifiable intangible assets with definite lives are being amortized over their estimated useful lives.

As of June 30, 2020, estimated future amortization expense of identifiable intangible assets is as follows:

($ in millions)	Future Amortization Expense
Remaining six months of 2020	$65
2021	$125
2022	$125
2023	$110
2024	$90
2025	$85
Thereafter	$282
7. Business Restructuring
The Company records restructuring liabilities that represent charges incurred in connection with consolidations of certain operations, including operations from acquisitions, as well as headcount reduction programs. These charges consist primarily of severance costs and certain other cash costs. As a result of these programs, the Company will also incur incremental non-cash accelerated depreciation expense for certain assets due to their reduced expected asset life. These charges are not allocated to the Company’s reportable business segments. Refer to Note 17 Reportable Business Segment Information for additional information.
2020 Restructuring Program
In June 2020, the Company approved a business restructuring plan which included actions to reduce its global cost structure. The program addresses weakened global economic conditions stemming from the COVID-19 pandemic and related pace of recovery in a few end-use markets along with further opportunities to optimize supply chain and functional costs. The plan includes a voluntary separation program that was offered in the U.S. and Canada. A pretax restructuring charge of $176 million was recorded in PPG's second quarter 2020 financial results. This charge represents employee severance and other cash costs. The majority of restructuring actions are expected to be completed by the end of 2020 with the remainder of the actions expected to be completed in 2021.
2019 and 2018 Restructuring Programs
As a result of the COVID-19 pandemic, the Company expects delays in the timing of certain previously recorded restructuring actions. Program completion dates may differ from the originally targeted timeline, as noted below.
In June 2019, the Company approved a business restructuring plan which included actions to reduce its global cost structure. The program is the result of a comprehensive internal operational assessment to identify further opportunities to improve the profitability of the overall business portfolio. This program includes further manufacturing optimization; targeted pruning of low-profit business in certain regions; exiting certain smaller product lines that are not meeting profitability objectives; reorganization of certain business unit cost structures based on the current economic climate; and certain redundancy actions related to recent acquisitions. The majority of restructuring actions are now expected to be completed by the end of the fourth quarter 2020 with the remainder of the actions expected to be completed in 2022.
In April 2018, the Company approved a business restructuring plan which included actions to reduce its global cost structure. The program was in response to the impacts of customer assortment changes in our U.S. architectural coatings business during the first quarter 2018 and sustained, elevated raw material inflation. The program aims to further right-size employee headcount and production capacity in certain businesses based on product demand, as well as reductions in various global functional and administrative costs. The majority of restructuring actions are now expected to be completed by the end of the third quarter of 2020.

The following table summarizes the reserve activity for the six months ended June 30, 2020 and 2019:

	Total Reserve
($ in millions)	2020	2019
January 1	$224	$110
Approved restructuring actions (a)	198	184
Release of prior reserves	(26)	(11)
Cash payments	(34)	(23)
Foreign currency impact	(2)	1
June 30	$360	$261
(a) In the first quarter of 2020, additional programs were approved by management and charges of $22 million were recorded in PPG's financial results.
8.Borrowings
In June 2020, PPG completed an early redemption of the $500 million 3.6% notes due November 2020 using proceeds from the May 2020 public offering and cash on hand. The Company recorded a charge of $7 million in the second quarter for the debt redemption which consists of the aggregate make-whole cash premium of $6 million and a balance of unamortized fees and discounts of $1 million related to the debt redeemed.
In May 2020, PPG completed a public offering of $300 million aggregate principal amount of 2.55% notes due 2030. These notes were issued pursuant to PPG’s existing shelf registration statement and pursuant to an indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, as supplemented (the "Indenture"). The Indenture governing these notes contains covenants that limit the Company’s ability to, among other things, incur certain liens securing indebtedness, engage in certain sale-leaseback transactions, and enter into certain consolidations, mergers, conveyances, transfers or leases of all or substantially all the Company’s assets. The terms of these notes also require the Company to make an offer to repurchase the notes upon a Change of Control Triggering Event (as defined in the Indenture) at a price equal to 101% of their principal amount plus accrued and unpaid interest. The Company may issue additional debt from time to time pursuant to the Indenture. The aggregate cash proceeds from the notes, net of discounts and fees, was $296 million.
In April 2020, PPG entered into a $1.5 billion 364-Day Term Loan Credit Agreement (the “Term Loan”). The Term Loan contains covenants that are consistent with those in the Credit Agreement and that are usual and customary restrictive covenants for facilities of its type, which include, with specified exceptions, limitations on the Company’s ability to create liens or other encumbrances, to enter into sale and leaseback transactions and to enter into consolidations, mergers or transfers of all or substantially all of its assets. The Term Loan terminates and all amounts outstanding are payable on April 13, 2021.
In August 2019, PPG amended and restated its five-year credit agreement (the “Credit Agreement”) with several banks and financial institutions. The Credit Agreement provides for a $2.2 billion unsecured revolving credit facility. The Company has the ability to increase the size of the Credit Agreement by up to an additional $750 million, subject to the receipt of lender commitments and other conditions precedent. The Credit Agreement will terminate on August 30, 2024. The Company has the right, subject to certain conditions set forth in the Credit Agreement, to designate certain subsidiaries of the Company as borrowers under the Credit Agreement. In connection with any such designation, the Company is required to guarantee the obligations of any such subsidiaries under the Credit Agreement. In March 2020, PPG borrowed $800 million under the Credit Agreement and repaid that amount in full in April 2020. There were no amounts outstanding under the credit agreement as of June 30, 2020 and December 31, 2019.
The Term Loan and Credit Agreement require the Company to maintain a ratio of Total Indebtedness to Total Capitalization, as defined in the Term Loan and Credit Agreement, of 60% or less; provided, that for any fiscal quarter in which the Company has made an acquisition for consideration in excess of $1 billion and for the next five fiscal quarters thereafter, the ratio of Total Indebtedness to Total Capitalization may not exceed 65% at any time. As of June 30, 2020, Total Indebtedness to Total Capitalization as defined under the Credit Agreement and Term Loan was 53%.
The Credit Agreement also supports the Company’s commercial paper borrowings which are classified as long-term based on PPG’s intent and ability to refinance these borrowings on a long-term basis. There were no commercial paper borrowing outstanding as of June 30, 2020. Commercial paper borrowings of $100 million were outstanding as of December 31, 2019.

9.Earnings Per Common Share
The effect of dilutive securities on the weighted average common shares outstanding included in the calculation of earnings per diluted common share for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30		Six Months Ended June 30
(number of shares in millions)	2020	2019	2020	2019
Weighted average common shares outstanding	236.6	236.9	236.6	236.8
Effect of dilutive securities:
Stock options	0.3	0.7	0.4	0.7
Other stock compensation plans	0.7	0.7	0.6	0.6
Potentially dilutive common shares	1.0	1.4	1.0	1.3
Adjusted weighted average common shares outstanding	237.6	238.3	237.6	238.1

Dividends per common share	$0.51	$0.48	$1.02	$0.96
Excluded from the computation of earnings per diluted share due to their antidilutive effect were 2.7 million and 2.1 million outstanding stock options for the three and six months ended June 30, 2020, respectively and 1.0 million outstanding stock options for both the three and six months ended June 30, 2019.
10.Income Taxes

	Six Months Ended June 30
	2020	2019
Effective tax rate on pretax income	22.5%	24.0%
The effective tax rate of 22.5% for the six months ended June 30, 2020 reflects a benefit of $14 million of discrete items associated with PPG's U.S. and foreign jurisdictions. Income tax expense for the first six months of 2020 is based on an estimated annual effective rate, which requires management to make its best estimate of annual pretax income or loss. Income tax expense for the six months ended June 30, 2019 reflects $3 million for discrete items associated with PPG's U.S. and foreign locations and implementation of updated regulations associated with the 2017 Tax Cuts and Jobs Act for Global Intangible Low Taxed Income.
During the year, PPG management regularly updates forecasted annual pretax results for the various countries in which PPG operates based on changes in factors such as prices, shipments, product mix, raw material inflation and manufacturing operations. To the extent that actual 2020 pretax results for U.S. and foreign income or loss vary from estimates, the actual Income tax expense recognized in 2020 could be different from the forecasted amount used to estimate the Income tax expense for the six months ended June 30, 2020.
11.Pensions and Other Postretirement Benefits
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
The net periodic pension and other postretirement benefit costs for the three and six months ended June 30, 2020 and 2019 were as follows:

	Pension
	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2020	2019	2020	2019
Service cost	$6	$5	$12	$11
Interest cost	21	27	43	53
Expected return on plan assets	(36)	(35)	(72)	(70)
Amortization of actuarial losses	18	16	36	31
Curtailments	1	—	1	—
Net periodic benefit cost	$10	$13	$20	$25

	Other Postretirement Benefits
	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2020	2019	2020	2019
Service cost	$3	$2	$5	$4
Interest cost	5	7	10	13
Amortization of actuarial losses	4	2	8	4
Amortization of prior service credit	(15)	(15)	(30)	(29)
Net periodic benefit cost	($3)	($4)	($7)	($8)

PPG expects its 2020 net periodic pension and other postretirement benefit cost will be approximately $25 million, with pension expense representing approximately $40 million and other postretirement benefit cost representing a benefit of approximately $15 million.
Contributions to Defined Benefit Pension Plans

	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2020	2019	2020	2019
Non-U.S. defined benefit pension mandatory contributions	$3	$3	$5	$6
PPG expects to make mandatory contributions to its non-U.S. pension plans in the range of $5 million to $10 million during the remaining six months of 2020. PPG may make voluntary contributions to its defined benefit pension plans in 2020 and beyond.
12.Accumulated Other Comprehensive Loss

($ in millions)	Unrealized Foreign Currency Translation Adjustments		Pension and Other Postretirement Benefit Adjustments, net of tax (c)		Unrealized Gain on Derivatives, net of tax		Accumulated Other Comprehensive Loss
January 1, 2020		($1,627)		($724)		$1		($2,350)
Current year deferrals to AOCI (a)	(600)		—		—		(600)
Current year deferrals to AOCI, net of tax (b)	19		(5)		—		14
Reclassifications from AOCI to net income	—		11		—		11
Period change		($581)		$6		$—		($575)
June 30, 2020		($2,208)		($718)		$1		($2,925)

January 1, 2019		($1,734)		($568)		$2		($2,300)
Current year deferrals to AOCI (a)	44		—		—		44
Current year deferrals to AOCI, net of tax (b)	21		(1)		(2)		18
Reclassifications from AOCI to net income	—		7		1		8
Period change		$65		$6		($1)		$70
June 30, 2019		($1,669)		($562)		$1		($2,230)
(a)Except for income taxes of $8 million and $9 million as of June 30, 2020 and 2019, respectively, related to foreign currency impacts of certain unasserted earnings, unrealized foreign currency translation adjustments related to translation of foreign denominated balance sheets are not presented net of tax given that no deferred U.S. income taxes have been provided on undistributed earnings of non-U.S. subsidiaries because they are deemed to be reinvested for an indefinite period of time.
(b)The tax cost related to unrealized foreign currency translation adjustments on tax inter-branch transactions and net investment hedges as of June 30, 2020 and 2019 was $5 million and $7 million, respectively.
(c)The tax cost related to the adjustment for pension and other postretirement benefits as of June 30, 2020 and 2019 was $3 million and $2 million, respectively. Reclassifications from AOCI are included in the computation of net periodic benefit costs (See Note 11, "Pensions and Other Postretirement Benefits").

13.Financial Instruments, Hedging Activities and Fair Value Measurements
Financial instruments include cash and cash equivalents, short-term investments, cash held in escrow, marketable equity securities, accounts receivable, company-owned life insurance, accounts payable, short-term and long-term debt instruments, and derivatives. The fair values of these financial instruments approximated their carrying values at June 30, 2020 and December 31, 2019, in the aggregate, except for long-term debt instruments.
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
PPG’s policies do not permit speculative use of derivative financial instruments. PPG enters into derivative financial instruments with high credit quality counterparties and diversifies its positions among such counterparties in order to reduce its exposure to credit losses. The Company did not realize a credit loss on derivatives during the three and six month periods ended June 30, 2020 and 2019.
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
There were no derivative instruments de-designated or discontinued as hedging instruments during the three and six month periods ended June 30, 2020 and 2019 and there were no gains or losses deferred in Accumulated other comprehensive loss on the condensed consolidated balance sheet that were reclassified to Income before income taxes in the condensed consolidated statement of income in the six month periods ended June 30, 2020 and 2019 related to hedges of anticipated transactions that were no longer expected to occur.
Fair Value Hedges
The Company uses interest rate swaps from time to time to manage its exposure to changing interest rates. When outstanding, the interest rate swaps are typically designated as fair value hedges of certain outstanding debt obligations of the Company and are recorded at fair value.
PPG has interest rate swaps which converted $525 million of fixed rate debt to variable rate debt. These swaps are designated as fair value hedges and are carried at fair value. Changes in the fair value of these swaps and changes in the fair value of the related debt are recorded in interest expense in the accompanying condensed consolidated statement of income. The fair value of these interest rate swaps was $78 million and $35 million at June 30, 2020 and December 31, 2019, respectively.
Cash Flow Hedges
PPG designates certain foreign currency forward contracts as cash flow hedges of the Company’s exposure to variability in exchange rates on third party transactions denominated in foreign currencies. There were no outstanding cash flow hedges at June 30, 2020. The underlying notional amounts relating to foreign currency forward contracts were $43 million at December 31, 2019. As of December 31, 2019, the fair value of all foreign currency forward contracts designated as cash flow hedges was a liability of $1 million.
Net Investment Hedges
PPG uses cross currency swaps and foreign currency euro-denominated debt to hedge a significant portion of its net investment in its European operations, as follows:
As of June 30, 2020 and December 31, 2019, PPG had U.S. dollar to euro cross currency swap contracts with a total notional amount of $875 million and designated these contracts as hedges of the Company's net investment in its European operations. During the term of these contracts, PPG will receive payment in U.S. dollars and make payments in euros to the counterparties. As of June 30, 2020 and December 31, 2019, the fair value of the U.S. dollar to euro cross currency swap contracts was an asset of $73 million and a net asset of $48 million, respectively.

As of June 30, 2020 and December 31, 2019, PPG had designated €2.0 billion of euro-denominated borrowings as hedges of a portion of its net investment in the Company's European operations. The carrying value of these instruments as of June 30, 2020 and December 31, 2019 was $2.2 billion for both periods.
Other Financial Instruments
PPG uses foreign currency forward contracts to manage net transaction exposures that do not qualify for hedge accounting; therefore, the change in the fair value of these instruments is recorded in Other charges in the condensed consolidated statement of income in the period of change. Underlying notional amounts related to these foreign currency forward contracts were $1.3 billion and $2.8 billion at June 30, 2020 and December 31, 2019, respectively. As of June 30, 2020 and December 31, 2019 the fair value of these contracts was a net asset and a net liability of $7 million and $6 million, respectively.
Gains/Losses Deferred in Accumulated Other Comprehensive Loss
As of June 30, 2020, the Company had accumulated pretax unrealized translation gains in Accumulated other comprehensive loss on the condensed consolidated balance sheet related to the euro-denominated borrowings, foreign currency forward contracts and the cross currency swaps of $256 million. As of December 31, 2019, the Company had accumulated pretax unrealized translation gains of $235 million.
The following table summarizes the location within the condensed consolidated financial statements and amount of gains/(losses) related to derivative and debt financial instruments for the six months ended June 30, 2020 and 2019. All dollar amounts are shown on a pretax basis.

	June 30, 2020		June 30, 2019
($ in millions)	(Loss)Gain Deferred in OCI	Gain Recognized	(Loss)Gain Deferred in OCI	Gain/(Loss) Recognized	Caption In Condensed Consolidated Statement of Income
Economic
Foreign currency forward contracts	$—	$26	$—	$32	Other charges
Fair Value
Interest rate swaps	—	5	—	1	Interest expense
Cash Flow
Foreign currency forward contracts	—	—	(3)	(4)	Other charges and Cost of sales
Total Cash Flow	$—	$31	($3)	$29
Net Investment
Cross currency swaps	($4)	$9	$6	$8	Interest expense
Foreign denominated debt	25	—	22	—
Total Net Investment	$21	$9	$28	$8
Fair Value Measurements
The Company follows a fair value measurement hierarchy to measure its assets and liabilities. As of June 30, 2020 and December 31, 2019, the assets and liabilities measured at fair value on a recurring basis were cash equivalents, equity securities and derivatives. In addition, the Company measures its pension plan assets at fair value (see Note 13, "Employee Benefit Plans" under Item 8 in the 2019 Form 10-K for further details). The Company's financial assets and liabilities are measured using inputs from the following three levels:
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

Level 3 inputs are unobservable inputs employed for measuring the fair value of assets or liabilities. The Company does not have any recurring financial assets or liabilities that are recorded in its condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019 that are classified as Level 3 inputs.
Assets and liabilities reported at fair value on a recurring basis:

	June 30, 2020			December 31, 2019
($ in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Other current assets:
Marketable equity securities	$5	$—	$—	$5	$—	$—
Foreign currency forward contracts (a)	—	15	—	—	14	—
Investments:
Marketable equity securities	$83	$—	$—	$80	$—	$—
Other assets:
Cross currency swaps (b)	$—	$73	$—	$—	$52	$—
Interest rate swaps (c)	—	78	—	—	35	—
Liabilities:
Accounts payable and accrued liabilities:
Foreign currency forward contracts (d)	$—	$—	$—	$—	$1	$—
Foreign currency forward contracts (a)	—	8	—	—	20	—
Other liabilities:
Cross currency swap (b)	$—	$—	$—	$—	$4	$—

(a) Derivatives not designated as hedging instruments	(c) Fair value hedges
(b) Net investment hedges	(d) Cash flow hedges
Long-Term Debt

($ in millions)	June 30, 2020 (a)	December 31, 2019 (b)
Long-term debt - carrying value	$4,776	$5,031
Long-term debt - fair value	$5,221	$5,363
(a) Excluding finance lease obligations of $8 million and short-term borrowings of $1.5 billion as of June 30, 2020.
(b) Excluding finance lease obligations of $11 million and short-term borrowings of $10 million as of December 31, 2019.
The fair values of the debt instruments were based on discounted cash flows and interest rates then currently available to the Company for instruments of the same remaining maturities and were measured using level 2 inputs.
14.Stock-Based Compensation
The Company’s stock-based compensation includes stock options, restricted stock units (“RSUs”) and grants of contingent shares that are earned based on achieving targeted levels of total shareholder return. All current grants of stock options, RSUs and contingent shares are made under the PPG Industries, Inc. Amended and Restated Omnibus Incentive Plan (“PPG Amended Omnibus Plan”), which was amended and restated effective April 21, 2016. Shares available for future grants under the PPG Amended Omnibus Plan were 6.4 million as of June 30, 2020.
Stock-based compensation and the income tax benefit recognized during the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2020	2019	2020	2019
Stock-based compensation	$8	$10	$15	$19
Income tax benefit recognized	$2	$2	$4	$4

Grants of stock-based compensation during the six months ended June 30, 2020 and 2019 were as follows:

	Six Months Ended June 30
	2020		2019
Grant Details	Shares	Fair Value	Shares	Fair Value
Stock options	663,485	$21.93	588,870	$22.50
Restricted stock units	203,239	$110.00	208,602	$104.46
Contingent shares (a)	55,319	$119.52	51,850	$109.74
(a) The number of contingent shares represents the target value of the award.
Stock options are generally exercisable 36 months after being granted and have a maximum term of 10 years. Compensation expense for stock options is recorded over the vesting period based on the fair value on the date of grant. The fair value of the stock option grants issued during the six months ended June 30, 2020 was calculated with the following weighted average assumptions:

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
For awards granted in 2020, the amount paid upon vesting of performance-based RSUs may range from 0% to 200% of the original grant, based upon the level of earnings per share growth achieved and frequency with which the annual cash flow return on capital performance target is met over the three calendar year periods comprising the vesting period. For awards granted in 2019 and 2018, the amount paid upon vesting of performance-based RSUs may range from 0% to 180% of the original grant.
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
15.Commitments and Contingent Liabilities
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
Current open and active claims post-Pittsburgh Corning bankruptcy
As of June 30, 2020, the Company was aware of approximately 500 open and active asbestos-related claims pending against the Company and certain of its subsidiaries. These claims consist of non-PC Relationship Claims against PPG and claims against a PPG subsidiary the Company acquired on April 1, 2013. The Company is defending these open and active claims vigorously.
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
As of June 30, 2020 and December 31, 2019, PPG had reserves for environmental contingencies associated with PPG’s former chromium manufacturing plant in Jersey City, New Jersey (“New Jersey Chrome”), glass and chemical manufacturing sites, and for other environmental contingencies, including current manufacturing locations and National Priority List sites. These reserves are reported as Accounts payable and accrued liabilities and Other liabilities in the accompanying condensed consolidated balance sheet.

Environmental Reserves
($ in millions)	June 30, 2020	December 31, 2019
New Jersey Chrome	$108	$134
Glass and chemical	99	96
Other	84	74
Total	$291	$304
Current portion	$85	$62
Pretax charges against income for environmental remediation costs are included in Other charges in the accompanying condensed consolidated statement of income. The pretax charges and cash outlays related to such environmental remediation for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2020	2019	2020	2019
Environmental remediation pretax charges	$4	$35	$15	$51
Cash outlays for environmental remediation activities	$12	$20	$37	$36
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
Groundwater remediation at the former Garfield Avenue chromium manufacturing site and five adjacent sites is expected to occur over several years. Ongoing groundwater monitoring will be utilized to develop a final groundwater remedial action work plan which is currently expected to be submitted to NJDEP in 2020.
PPG’s financial reserve for remediation of all New Jersey Chrome sites was $108 million at June 30, 2020. The major cost components of this liability continue to be related to excavation, transportation and disposal of impacted soil, as well as construction services. These components each account for approximately 18%, 14% and 34% of the accrued amount, respectively.
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
Other Matters
The Company had outstanding letters of credit and surety bonds of $134 million and guarantees of $9 million as of June 30, 2020. The Company does not believe any loss related to such guarantees is likely.
16.Revenue Recognition
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
The Company also provides services by applying coatings to customers' manufactured parts and assembled products and by providing technical support to certain customers. Performance obligations are satisfied over time as critical milestones are met and as services are provided. PPG is entitled to payment as the services are rendered. For the three and six months ended June 30, 2020 and 2019, service revenue constituted approximately 5% of total revenue.
Net sales by segment and region for the three and six months ended June 30, 2020 and 2019 were as follows:

	Performance Coatings		Industrial Coatings		Total Net Sales
	Three Months Ended June 30		Three Months Ended June 30		Three Months Ended June 30
($ in millions)	2020	2019	2020	2019	2020	2019
United States and Canada	$940	$1,110	$336	$623	$1,276	$1,733
Europe, Middle East and Africa ("EMEA")	686	793	240	462	926	1,255
Asia Pacific	255	283	311	360	566	643
Latin America	188	244	59	149	247	393
Total	$2,069	$2,430	$946	$1,594	$3,015	$4,024

	Performance Coatings		Industrial Coatings		Total Net Sales
	Six Months Ended June 30		Six Months Ended June 30		Six Months Ended June 30
($ in millions)	2020	2019	2020	2019	2020	2019
United States and Canada	$1,867	$2,063	$918	$1,236	$2,785	$3,299
EMEA	1,351	1,481	636	888	1,987	2,369
Asia Pacific	454	526	571	700	1,025	1,226
Latin America	405	468	190	286	595	754
Total	$4,077	$4,538	$2,315	$3,110	$6,392	$7,648
17.Reportable Business Segment Information
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

Reportable business segment net sales and segment income for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2020	2019	2020	2019
Net sales:
Performance Coatings	$2,069	$2,430	$4,077	$4,538
Industrial Coatings	946	1,594	2,315	3,110
Total	$3,015	$4,024	$6,392	$7,648
Segment income:
Performance Coatings	$362	$425	$634	$722
Industrial Coatings	34	235	215	453
Total	$396	$660	$849	$1,175
Corporate	(50)	(44)	(110)	(91)
Interest expense, net of interest income	(36)	(28)	(59)	(53)
Business restructuring-related costs, net (a)	(173)	(182)	(186)	(185)
Debt extinguishment charge	(7)	—	(7)	—
Environmental remediation charges	(4)	(30)	(12)	(40)
Increase in allowance for doubtful accounts related to COVID-19	—	—	(30)	—
Costs associated with accounting investigations	—	(3)	—	(7)
Acquisition-related costs (b)	—	(10)	—	(17)
Income before income taxes	$126	$363	$445	$782
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
Executive Overview
COVID-19
We delivered solid operating results in the second quarter, especially considering the significant declines in economic activity in most of the world due to the COVID-19 pandemic. The strongest performance came from our global architectural coatings businesses, which was driven by increased do-it-yourself ("DIY") demand for PPG paint products in all major regions. During the quarter, several of our businesses in China, including automotive original equipment manufacturer ("OEM") coatings, general industrial coatings, and protective and marine coatings, realized higher sales volumes year-over-year supported by a recovery in Chinese economic activity. Year-over-year demand was lower across most businesses in other major global regions, but our sequential monthly sales volumes improved in each region during the quarter.
The quick and decisive actions we took at the outset of the pandemic helped to mitigate the earnings impact from lower sales volumes. Our aggregate segment margins were about 13%, which is a significant improvement versus the depths of the prior recession in 2008 and 2009, and is primarily a result of the structural cost savings that we have implemented over the past several years. In the quarter, we had about $170 million of incremental cost savings from various interim initiatives and more than $20 million of incremental structural savings from business restructuring programs. In June, we initiated a new restructuring program targeting up to $170 million of annualized structural cost savings. In addition, we generated nearly $500 million of cash from operations, similar to second quarter 2019 levels driven by our continued focus on working capital management. In July, the Company's Board of Directors approved a 6% increase in our quarterly dividend.
As the pandemic continues, our focus remains on the protection of our employees and providing excellent support to our customers with the essential products and services they need to resume and ramp-up their operations. Looking ahead, we expect overall economic activity to continue to recover, although at a varied pace across end-use markets and geographic regions, given the uncertainty around the ongoing effects of the pandemic.
Below are our key financial results for the three months ended June 30, 2020:
•Net sales were approximately $3.0 billion, down 25.1% compared to the prior year.
•Cost of sales, exclusive of depreciation and amortization ("Cost of sales") was $1.7 billion, down 25.6% versus prior year primarily due to lower sales volumes as a result of COVID-19 and foreign currency translation. As a percentage of sales, Cost of sales decreased 0.4%.
•Selling, general and administrative ("SG&A") expense was $766 million, down 18.0% year-over-year due to cost mitigation initiatives. As a percentage of sales, SG&A expense increased 2.2%.
•Income before income taxes was $126 million.
•The reported effective tax rate was 23.0%. The adjusted effective tax rate was 24.8%.
•Net income from continuing operations attributable to PPG was $99 million.
•Earnings per diluted share from continuing operations attributable to PPG was $0.42.
For the six months ended June 30, 2020:
•Cash flows provided by operating activities from continuing operations was $321 million, a decrease of $165 million year-over-year.
•Capital expenditures, including business acquisitions (net of cash acquired), was $137 million.
•The Company paid $241 million in dividends.
Performance in the second quarter of 2020 compared to the second quarter of 2019
Performance Overview
Net Sales by Region

	Three Months Ended June 30		Percent Change
($ in millions, except percentages)	2020	2019	2020 vs. 2019
United States and Canada	$1,276	$1,733	(26.4)%
Europe, Middle East and Africa ("EMEA")	926	1,255	(26.2)%
Asia Pacific	566	643	(12.0)%
Latin America	247	393	(37.2)%
Total	$3,015	$4,024	(25.1)%
Net sales decreased $1,009 million due to the following:
        ● Lower sales volumes (-24%)
● Unfavorable foreign currency translation (-3%)
Partially offset by:
● Higher selling prices (2%)
As a result of COVID-19 and slowing of the global economy, sales volumes and unfavorable foreign currency translation lowered net sales in each region and in both reportable business segments. Higher selling prices and acquisition-related sales partially offset this downturn.
Foreign currency translation decreased net sales approximately $135 million as the U.S. dollar strengthened against several foreign currencies versus the prior year, most notably the Mexican peso and euro.
For specific business results, see the Performance of Reportable Business Segments section within Item 2 of this Form 10-Q.

Cost of Sales, exclusive of depreciation and amortization

	Three Months Ended June 30		Percent Change
($ in millions, except percentages)	2020	2019	2020 vs. 2019
Cost of sales, exclusive of depreciation and amortization	$1,703	$2,288	(25.6)%
Cost of sales as a percentage of net sales	56.5%	56.9%	(0.4)%
Cost of sales, exclusive of depreciation and amortization, decreased $585 million primarily due to the following:
        ● Lower sales volumes
        ● Foreign currency translation
Partially offset by:
        ● Cost of sales attributable to acquired businesses
Selling, general and administrative expenses

	Three Months Ended June 30		Percent Change
($ in millions, except percentages)	2020	2019	2020 vs. 2019
Selling, general and administrative expenses (SG&A)	$766	$934	(18.0)%
Selling, general and administrative expenses as a percentage of net sales	25.4%	23.2%	2.2%
SG&A expense decreased $168 million primarily due to the following:
        ● Cost savings initiatives, including restructuring actions
● Foreign currency translation
Other costs and other income

	Three Months Ended June 30		Percent Change
($ in millions, except percentages)	2020	2019	2020 vs. 2019
Interest expense, net of Interest income	$36	$28	28.6%
Other charges	$21	$29	(27.6)%
Other income	($11)	($31)	(64.5)%
Interest expense, net of Interest income
Interest expense, net of Interest income was higher in the three months ended June 30, 2020 due to the early redemption of the $500 million notes due November 2020 and the $1.5 billion 364-day term loan credit agreement entered into in April 2020.
Other charges
Other charges were lower in the three months ended June 30, 2020 compared to prior year due to lower environmental remediation charges during the quarter, offset by a charge related to the early retirement of debt.
Effective tax rate and earnings per diluted share

	Three Months Ended June 30		Percent Change
($ in millions, except percentages)	2020	2019	2020 vs. 2019
Income tax expense	$29	$86	(66.3)%
Effective tax rate	23.0%	23.7%	(0.7)%
Adjusted effective tax rate, continuing operations*	24.8%	23.8%	1.0%

Earnings per diluted share, continuing operations	$0.42	$1.13	(62.8)%
Adjusted earnings per diluted share*	$0.99	$1.85	(46.5)%
*See Regulation G Reconciliation below

The effective tax rate for the three months ended June 30, 2020 reflects the impact of certain discrete tax items for the quarter. The Company expects that its third quarter 2020 effective tax rate will be between 23% and 25%.
Adjusted earnings per diluted share for the three months ended June 30, 2020 decreased year-over-year due to the items described further in the Regulation G reconciliation.
Regulation G Reconciliations - Results from Operations
PPG believes investors' understanding of the Company’s performance is enhanced by the disclosure of net income from continuing operations, earnings per diluted share from continuing operations and PPG's effective tax rate adjusted for certain items. PPG’s management considers this information useful in providing insight into the Company’s ongoing performance because it excludes the impact of items that cannot reasonably be expected to recur on a quarterly basis or that are not attributable to our primary operations. Net income from continuing operations, earnings per diluted share from continuing operations and the effective tax rate adjusted for these items are not recognized financial measures determined in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") and should not be considered a substitute for net income from continuing operations, earnings per diluted share from continuing operations, the effective tax rate or other financial measures as computed in accordance with U.S. GAAP. In addition, adjusted net income, adjusted earnings per diluted share and the adjusted effective tax rate may not be comparable to similarly titled measures as reported by other companies.
Income before income taxes from continuing operations is reconciled to adjusted income before income taxes from continuing operations, the effective tax rate from continuing operations is reconciled to the adjusted effective tax rate and net income (attributable to PPG) and earnings per share – assuming dilution (attributable to PPG) are reconciled to adjusted net income (attributable to PPG) and adjusted earnings per share – assuming dilution below:

	Three Months Ended June 30, 2020
($ in millions, except percentages and per share amounts)	Income Before Income Taxes	Tax Expense	Effective Tax Rate	Net income (attributable to PPG)	Earnings per diluted share(a)
As reported, continuing operations	$126	$29	23.0%	$99	$0.42
Adjusted for:
Business restructuring-related costs, net (b)	173	45	26.5%	128	0.54
Debt extinguishment charge	7	2	24.3%	5	0.02
Environmental remediation charges	4	1	24.3%	3	0.01
Adjusted, continuing operations, excluding certain items	$310	$77	24.8%	$235	$0.99

	Three Months Ended June 30, 2019
($ in millions, except percentages and per share amounts)	Income Before Income Taxes	Tax Expense	Effective Tax Rate	Net income (attributable to PPG)	Earnings per diluted share(a)
As reported, continuing operations	$363	$86	23.7%	$270	$1.13
Adjusted for:
Business restructuring-related costs, net (b)	182	44	24.2%	138	0.58
Environmental remediation charges, net	30	7	24.3%	23	0.10
Acquisition-related costs	10	2	23.8%	8	0.03
Costs associated with accounting investigations	3	1	24.3%	2	0.01
Adjusted, continuing operations, excluding certain items	$588	$140	23.8%	$441	$1.85
(a) Earnings per diluted share is calculated based on unrounded numbers. Figures in the table may not recalculate due to rounding.
(b) Included in business restructuring-related costs, net are business restructuring charges, accelerated depreciation of certain assets and other related costs, offset by releases related to previously approved programs.

Performance of Reportable Business Segments
Performance Coatings

	Three Months Ended June 30		$ Change	% Change
($ in millions, except per share amounts)	2020	2019	2020 vs. 2019	2020 vs. 2019
Net sales	$2,069	$2,430	($361)	(14.9)%
Segment income	$362	$425	($63)	(14.8)%
Performance Coatings net sales decreased due to the following:
        ● Lower sales volumes (-15%)
        ● Unfavorable foreign currency translation (-4%)
Partially offset by:
        ● Higher selling prices (3%)
        ● Acquisition-related sales (1%)
Architectural coatings - Americas and Asia Pacific net sales, excluding the impact of currency and acquisitions ("organic sales") were down slightly with differences by channel and region. Sales volumes in the DIY channel were sharply higher during the quarter in all major regions, while sales volumes in the trade and professional channel suffered from the unfavorable impact of retail store shutdowns in the U.S., Canada and Mexico.
Architectural coatings – EMEA organic sales decreased by a low-single-digit percentage as weak demand trends in the first half of the quarter were nearly offset by strong volume growth in June as countries re-opened their economies.
Net sales for automotive refinish coatings declined nearly 35% versus prior year, despite improving sequentially each month of the quarter. Higher selling prices were more than offset by lower sales volumes in each region reflecting a sharp decline in global miles driven and traffic density in most of the world.
Aerospace coatings sales volumes decreased about 30% year-over-year due to a sharp decline in commercial OEM, general aviation and after-market products. Net sales benefited from consistent military demand and acquisition-related sales from Dexmet and Texstars.
Sales volumes in the protective and marine coatings business were down a mid-single-digit percentage driven by lower sales volumes in all regions, with the exception of China.
Segment income decreased $63 million year-over-year, including unfavorable foreign currency translation impacts of about $10 million. Segment margins were the same as the prior year second quarter despite sales volumes being 15% lower. Segment income was impacted by lower sales volumes related to the pandemic and unfavorable foreign currency translation partially offset by execution of cost-mitigation efforts, higher selling prices, and restructuring initiatives.
Looking Ahead
Looking ahead for the Performance Coatings segment, net sales are expected to be lower year-over-year by 8% to 14%, with sharper declines in the aerospace and refinish coatings businesses. All businesses continue to focus on strong cost management and mitigation actions. In addition, targeted selling price actions continue. Lastly, acquisitions are forecast to add about $20 million of net sales primarily from Dexmet, Texstars, and ICR, and foreign currency translation is expected to have an unfavorable impact on segment sales and earnings of about $35 million and $7 million, respectively, based on recent exchange rates.
Industrial Coatings

	Three Months Ended June 30		$ Change	% Change
($ in millions, except per share amounts)	2020	2019	2020 vs. 2019	2020 vs. 2019
Net sales	$946	$1,594	($648)	(40.7)%
Segment income	$34	$235	($201)	(85.5)%
Industrial Coatings segment net sales decreased due to the following:
        ● Lower sales volumes (-38%)
        ● Unfavorable foreign currency translation (-3%)

Automotive OEM coatings sales volumes decreased by nearly 50% year-over-year driven by the significant curtailment in global automotive industry production, especially in the first six weeks of the quarter when production was down about 80% in the U.S. and Europe. Global automotive production improved during the quarter with Chinese production nearly matching the prior year’s quarterly production level, while North American and European quarterly production was down about 50% for the quarter compared to prior year, but improved markedly in the second half of the quarter.
For the industrial coatings business, net sales decreased by about 35% year-over-year driven by weak demand trends in April and May, but with strong sequential monthly improvement in June.
Packaging coatings organic sales increased by a low-single-digit percentage year-over-year as strong demand in the U.S. was offset by softer demand in Asia, including certain customer facility shutdowns due to the pandemic.
Segment income decreased $201 million year-over-year, including unfavorable foreign currency translation impacts of $7 million. Segment income was impacted by lower sales volumes primarily due to customer shutdowns related to the pandemic, partially offset by cost-mitigation actions, restructuring cost savings, and modestly higher selling prices.
Looking ahead
Looking ahead for the Industrial Coatings segment, while demand is expected to be sequentially better in the third quarter compared to the second quarter, demand is expected to remain below prior-year levels. Aggregate net sales for the business segment are expected to be lower by about 10% to 15%. Based on current exchange rates, foreign currency translation is expected to have an unfavorable impact on segment sales and earnings of about $25 million and $5 million, respectively, for the third quarter. All businesses are focusing on strong cost management and cost mitigation actions along with prioritizing cash flow optimization.
Performance in the first six months of 2020 compared to the first six months of 2019
Performance Overview
Net Sales by Region

	Six Months Ended June 30		Percent Change
($ in millions, except percentages)	2020	2019	2020 vs. 2019
United States and Canada	$2,785	$3,299	(15.6)%
Europe, Middle East and Africa (EMEA)	1,987	2,369	(16.1)%
Asia-Pacific	1,025	1,226	(16.4)%
Latin America	595	754	(21.1)%
Total	$6,392	$7,648	(16.4)%
Net sales decreased $1,256 million due to the following:
        ● Lower sales volumes (-16%)
● Unfavorable foreign currency translation (-3%)
Partially offset by:
        ● Higher selling prices (2%)
● Acquisition-related sales (1%)
As a result of COVID-19 and slowing of the global economy, sales volumes and unfavorable foreign currency translation lowered net sales in each region and in both reportable business segments. Higher selling prices and acquisition-related sales partially offset this downturn.
Foreign currency translation decreased net sales approximately $210 million as the U.S. dollar strengthened against several foreign currencies versus the prior year, most notably the Mexican peso and euro.
For specific business results, see the Performance of Reportable Business Segments section within Item 2 of this Form 10-Q.

Cost of Sales, exclusive of depreciation and amortization

	Six Months Ended June 30		Percent Change
($ in millions, except percentages)	2020	2019	2020 vs. 2019
Cost of sales, exclusive of depreciation and amortization	$3,611	$4,361	(17.2)%
Cost of sales as a percentage of net sales	56.5%	57.0%	(0.5)%
Cost of sales, exclusive of depreciation and amortization, decreased $750 million primarily due to the following:
        ● Lower sales volumes
        ● Foreign currency translation
Partially offset by:
        ● Cost of sales attributable to acquired businesses
Selling, general and administrative expenses

	Six Months Ended June 30		Percent Change
($ in millions, except percentages)	2020	2019	2020 vs. 2019
Selling, general and administrative expenses (SG&A)	$1,671	$1,823	(8.3)%
Selling, general and administrative expenses as a percentage of net sales	26.1%	23.8%	2.3%
SG&A expense decreased $152 million primarily due to the following:
        ● Cost savings initiatives, including restructuring actions
● Foreign currency translation
Partially offset by:
● Charge for potential uncollectible accounts related to COVID-19 incurred in the first quarter of 2020
Other costs and income

	Six Months Ended June 30		Percent Change
($ in millions, except percentages)	2020	2019	2020 vs. 2019
Interest expense, net of Interest income	$59	$53	11.3%
Other charges	$24	$43	(44.2)%
Other income	($29)	($47)	(38.3)%
Other charges
Other charges were lower in the six months ended June 30, 2020 compared to prior year due to lower environmental remediation charges, offset by a debt extinguishment charge related to the early retirement of debt in the second quarter 2020.
Effective tax rate and earnings per diluted share

	Six Months Ended June 30		Percent Change
($ in millions, except percentages)	2020	2019	2020 vs. 2019
Income tax expense	$100	$188	(46.8)%
Effective tax rate	22.5%	24.0%	(1.5)%
Adjusted effective tax rate, continuing operations*	23.5%	24.1%	(0.6)%

Earnings per diluted share, continuing operations	$1.44	$2.44	(41.0)%
Adjusted earnings per diluted share*	$2.18	$3.23	(32.5)%
*See Regulation G Reconciliation below
The effective tax rate for the six months ended June 30, 2020 reflects the impact of certain discrete tax items. The Company expects that its full year 2020 effective tax rate will be between 22% and 24%.

Adjusted earnings per diluted share for the six months ended June 30, 2020 decreased year-over-year due to the items described further in the Regulation G reconciliation.
Regulation G Reconciliation - Results from Operations
PPG believes investors' understanding of the Company’s performance is enhanced by the disclosure of net income from continuing operations, earnings per diluted share from continuing operations and PPG's effective tax rate adjusted for certain items. PPG’s management considers this information useful in providing insight into the Company’s ongoing performance because it excludes the impact of items that cannot reasonably be expected to recur on a quarterly basis or that are not attributable to our primary operations. Net income from continuing operations, earnings per diluted share from continuing operations and the effective tax rate adjusted for these items are not recognized financial measures determined in accordance with U.S. GAAP and should not be considered a substitute for net income from continuing operations, earnings per diluted share from continuing operations, the effective tax rate or other financial measures as computed in accordance with U.S. GAAP. In addition, adjusted net income, adjusted earnings per diluted share and the adjusted effective tax rate may not be comparable to similarly titled measures as reported by other companies.
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

	Six Months Ended June 30, 2020
($ in millions, except percentages and per share amounts)	Income Before Income Taxes	Tax Expense	Effective Tax Rate	Net income from continuing operations (attributable to PPG)	Earnings per diluted share(a)
As reported, continuing operations	$445	$100	22.5%	$342	$1.44
Adjusted for:
Business restructuring-related costs, net (b)	186	48	26.2%	138	0.58
Increase in allowance for doubtful accounts related to COVID-19	30	7	23.2%	23	0.10
Environmental remediation charges	12	3	24.3%	9	0.04
Debt extinguishment charge	7	2	24.3%	5	0.02
Adjusted, continuing operations, excluding certain items	$680	$160	23.5%	$517	$2.18

	Six Months Ended June 30, 2019
($ in millions, except percentages and per share amounts)	Income Before Income Taxes	Tax Expense	Effective Tax Rate	Net income from continuing operations (attributable to PPG)	Earnings per diluted share(a)
As reported, continuing operations	$782	$188	24.0%	$582	$2.44
Adjusted for:
Business restructuring-related costs, net (b)	185	45	24.3%	140	0.59
Environmental remediation charges, net	40	9	24.3%	31	0.13
Acquisition-related costs	17	4	23.8%	13	0.05
Costs associated with accounting investigations	7	2	24.3%	5	0.02
Adjusted, continuing operations, excluding certain items	$1,031	$248	24.1%	$771	$3.23
(a) Earnings per diluted share is calculated based on unrounded numbers. Figures in the table may not recalculate due to rounding.
(b)  Included in business restructuring-related costs, net are business restructuring charges, accelerated depreciation of certain assets and other related costs, offset by releases related to previously approved programs.

Performance of Reportable Business Segments
Performance Coatings

	Six Months Ended June 30		$ Change	% Change
($ in millions, except per share amounts)	2020	2019	2020 vs. 2019	2020 vs. 2019
Net sales	$4,077	$4,538	($461)	(10.2)%
Segment income	$634	$722	($88)	(12.2)%
Performance Coatings net sales decreased due to the following:
        ● Lower sales volumes (-11%)
        ● Unfavorable foreign currency translation (-3%)
Partially offset by:
        ● Higher selling prices (3%)
        ● Acquisition-related sales (1%)
Architectural coatings - Americas and Asia Pacific net sales decreased a mid-single-digit percentage during the first half of the year with differences by channel and region. Higher DIY sales volumes were more than offset by the unfavorable impact of retail store shutdowns in the U.S., Canada and Mexico and unfavorable foreign currency translation driven by the Mexican peso.
Architectural coatings – EMEA organic sales decreased by a low-single-digit percentage driven by lower demand in Southern Europe where various countries mandated the closures of retail paint stores at the end of the first quarter.
Net sales for automotive refinish coatings were down nearly 25% versus prior year driven by a sharp decline in global miles driven and traffic density in most of the world.
Aerospace coatings sales volumes decreased about 15% year-over-year due to a sharp decline in commercial OEM, general aviation and after-market products. Net sales benefited from consistent demand for the company’s military applications and acquisition-related sales from Dexmet and Texstars.
Sales volumes in the protective and marine coatings business were down a mid-single-digit percentage driven by lower demand in the U.S. oil and gas end-use market.
Segment income decreased $88 million year-over-year, including unfavorable foreign currency translation impacts of $18 million. Segment income was impacted by lower sales volumes related to the pandemic and unfavorable foreign currency translation partially offset by higher selling prices, execution of cost-mitigation efforts and restructuring initiatives.
Industrial Coatings

	Six Months Ended June 30		$ Change	% Change
($ in millions, except per share amounts)	2020	2019	2020 vs. 2019	2020 vs. 2019
Net sales	$2,315	$3,110	($795)	(25.6)%
Segment income	$215	$453	($238)	(52.5)%
Industrial Coatings segment net sales decreased due to the following:
        ● Lower sales volumes (-25%)
        ● Unfavorable foreign currency translation (-3%)
Partially offset by:
        ● Acquisition-related sales (2%)

Automotive OEM coatings sales volumes decreased by about 35% year-over-year, driven by the significant curtailment in global automotive industry production rates.
For the industrial coatings business, net sales decreased by about 20% compared to prior year. Acquisition-related sales from Whitford and Hemmelrath were more than offset by lower industrial production demand in most regions due to customer shutdowns.
Packaging coatings organic sales were flat year-over-year as modestly higher selling prices were offset by lower sales volumes stemming from pandemic-related customer shutdowns.
Segment income decreased $238 million year-over-year, including unfavorable foreign currency translation impacts of about $10 million. Segment income was impacted by lower sales volumes driven by customer shutdowns related to the pandemic, partially offset by cost-mitigation actions, restructuring cost savings, and modestly higher selling prices.
Liquidity and Capital Resources
PPG had cash and short-term investments totaling $2.3 billion and $1.3 billion at June 30, 2020 and December 31, 2019, respectively.
Cash provided by operating activities from continuing operations for the six months ended June 30, 2020 and 2019 was $321 million and $486 million, respectively. Operating cash flow decreased primarily due to lower net sales partially offset by improvement in working capital in the first six months of 2020 compared to the prior year.
Other uses of cash during the six months ended June 30, 2020 included:
•Capital expenditures, excluding acquisitions, of $92 million.
•Business acquisition cash spending of $45 million.
•Cash dividends paid of $241 million.
In June 2020, PPG completed an early redemption of the $500 million 3.6% notes due November 2020 using proceeds from the May 2020 public offering and cash on hand. The Company recorded a charge of $7 million in the second quarter for the debt redemption which consists of the aggregate make-whole cash premium of $6 million and a balance of unamortized fees and discounts of $1 million related to the debt redeemed.
In May 2020, PPG completed a public offering of $300 million aggregate principal amount of 2.55% notes due 2030. These notes were issued pursuant to PPG’s existing shelf registration statement and pursuant to an indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, as supplemented (the "Indenture"). The Indenture governing these notes contains covenants that limit the Company’s ability to, among other things, incur certain liens securing indebtedness, engage in certain sale-leaseback transactions, and enter into certain consolidations, mergers, conveyances, transfers or leases of all or substantially all the Company’s assets. The terms of these notes also require the Company to make an offer to repurchase notes upon a Change of Control Triggering Event (as defined in the Indenture) at a price equal to 101% of their principal amount plus accrued and unpaid interest. The Company may issue additional debt from time to time pursuant to the Indenture. The aggregate cash proceeds from the notes, net of discounts and fees, was $296 million.
In April 2020, PPG entered into a $1.5 billion 364-Day Term Loan Credit Agreement (the “Term Loan”). The Term Loan contains covenants that are consistent with those in the Credit Agreement and that are usual and customary restrictive covenants for facilities of its type, which include, with specified exceptions, limitations on the Company’s ability to create liens or other encumbrances, to enter into sale and leaseback transactions and to enter into consolidations, mergers or transfers of all or substantially all of its assets. The Term Loan terminates and all amounts outstanding are payable on April 13, 2021.
In March 2020, PPG borrowed $800 million under the Credit Agreement and repaid this amount in full in April 2020. There were no amounts outstanding under the Credit agreement as of June 30, 2020 and December 31, 2019.
The Term Loan and Credit Agreement require the Company to maintain a ratio of Total Indebtedness to Total Capitalization, as defined in the Term Loan, of 60% or less; provided, that for any fiscal quarter in which the Company has made an acquisition for consideration in excess of $1 billion and for the next five fiscal quarters thereafter, the ratio of Total Indebtedness to Total Capitalization may not exceed 65% at any time. As of June 30, 2020, Total Indebtedness to Total Capitalization as defined under the Credit Agreement and the Term Loan was 53%.
The Company's commercial paper borrowings are supported by the five-year revolving credit agreement (the "Credit Agreement") entered into in 2019. As a result, commercial paper borrowings are classified as long-term debt based on PPG's intent and ability to refinance these borrowings on a long-term basis. As of June 30, 2020, no commercial paper borrowings were outstanding. As of December 31, 2019, there were $100 million of commercial paper borrowings outstanding.
Total capital spending in 2020 is expected to be approximately $300 million, an increase versus the prior company estimate due to the restart of certain capital projects in China and capital spending associated with the restructuring programs approved in the second quarter 2020. The Company continues to defer non-essential capital spending in response to lower industry demand conditions. PPG expects to make mandatory contributions to its non-U.S. pension plans in the range of $5 million to $10 million during the remaining six months of 2020. PPG may make voluntary contributions to its defined benefit pension plans in 2020 and beyond.
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

($ in millions, except percentages)	June 30, 2020	December 31, 2019	June 30, 2019
Trade receivables, net	$2,356	$2,479	$3,028
Inventories, FIFO	1,825	1,834	2,071
Trade creditors’ liabilities	1,798	2,098	2,319
Operating working capital	$2,383	$2,215	$2,780
Operating working capital as a % of Sales	19.8%	15.1%	17.3%
Days sales outstanding	65	56	62
Days payable outstanding	97	94	96
Other Liquidity Information
The Company continues to believe that cash on hand and short-term investments, cash from operations and the Company's access to capital markets will continue to be sufficient to fund our operating activities, capital spending, acquisitions, dividend payments, debt service, share repurchases, contributions to pension plans and PPG's significant contractual obligations.
Environmental

	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2020	2019	2020	2019
Cash outlays for environmental remediation activities	$12	$20	$37	$36

($ in millions)	Remainder of 2020	Annually 2021 - 2024
Projected future cash outlays for environmental remediation activities	$30 - $40	$20 - $50
Restructuring
In June 2020, PPG initiated a $176 million restructuring program. The program addresses weakened global economic conditions stemming from the COVID-19 pandemic and related pace of recovery in a few end-use markets along with further opportunities to optimize supply chain and functional costs. The plan includes a voluntary separation program that was offered in the U.S. and Canada. We expect to achieve annualized cost savings from the 2020 program of $160 to $170 million by the expected completion date in 2021.
As a result of the COVID-19 pandemic, the Company expects delays in the timing of certain previously recorded restructuring actions. Program completion dates may differ from the originally targeted timeline, as noted below.
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
Total restructuring savings are expected to be between $100 million and $110 million in 2020. In addition, the Company continues to review its cost structure to identify additional cost savings opportunities. See Note 7, “Business Restructuring,” to the accompanying condensed consolidated financial statements for further details on the Company's business restructuring programs.
Currency
Comparing spot exchange rates at December 31, 2019 and at June 30, 2020, the U.S. dollar strengthened against currencies of most countries within the regions PPG operates. As a result, consolidated net assets at June 30, 2020 decreased by $581 million compared to December 31, 2019 primarily driven by the Mexican peso.
Comparing average exchange rates during the first six months of 2020 to those of the first six months of 2019, the U.S. dollar strengthened against currencies of most countries within the regions PPG operates. This had an unfavorable impact on Income before income taxes for the six months ended June 30, 2020 of $29 million from the translation of these foreign earnings into U.S. dollars.
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
Consequently, while the list of factors presented here, in the 2019 Form 10-K under Item 1A and in this Form 10-Q under Item 1A is considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements.
Consequences of material differences in the results compared with those anticipated in the forward-looking statements could include, among other things, lower sales or income, business disruption, operational problems, financial loss, legal liability to third parties, other factors set forth in Item 1A of the 2019 Form 10-K and in Item 1A of this Form 10-Q and similar risks, any of which could have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Risk
At June 30, 2020 and December 31, 2019, PPG had non-U.S. dollar denominated borrowings outstanding of $2.3 billion. A weakening of the U.S. dollar by 10% against European currencies and by 20% against Asian and South American currencies would have resulted in unrealized translation losses on these borrowings of $256 million at June 30, 2020 and $255 million at December 31, 2019, respectively.
The fair value of foreign currency forward contracts outstanding at June 30, 2020 and December 31, 2019 was a net asset of $7 million and a net liability of $7 million, respectively. The potential reduction in PPG's Income before income taxes resulting from the impact of adverse changes in exchange rates on the fair value of its outstanding foreign currency hedge contracts of 10% for European and Canadian currencies and 20% for Asian and Latin American currencies for the period ended June 30, 2020 was $196 million and $357 million for the period ended December 31, 2019.
PPG has U. S. dollar to euro cross currency swap contracts with a total notional amount of $875 million outstanding, resulting in an asset of $73 million and a net asset of $48 million at June 30, 2020 and December 31, 2019, respectively. A 10% increase in the value of the euro to the U.S. dollar would have had an unfavorable effect on the fair value of these swap contracts by reducing the value of these instruments by $91 million and $87 million at June 30, 2020 and December 31, 2019, respectively.
Interest Rate Risk
The Company manages its interest rate risk of fixed and variable rates while attempting to minimize its interest costs. PPG has interest rate swaps which converted $525 million of fixed rate debt to variable rate debt. The fair value of these contracts was an asset of $78 million and $35 million at June 30, 2020 and December 31, 2019, respectively. An increase in variable interest rates of 10% would lower the fair value of these swaps and increase interest expense by $1 million and $7 million for the periods ended June 30, 2020 and December 31, 2019, respectively. A 10% increase in interest rates in the U.S., Canada, Mexico and Europe and a 20% increase in interest rates in Asia and South America would have an insignificant effect on PPG's variable rate debt obligations and interest expense for the periods ended June 30, 2020 and December 31, 2019. Further a 10% reduction in interest rates would have increased the fair value of the Company's fixed rate debt by approximately $61 million and $67 million at June 30, 2020 and December 31, 2019, respectively; however, such changes would not have had an effect on PPG's income before income taxes or cash flows.
There were no other material changes in the Company’s exposure to market risk from December 31, 2019 to June 30, 2020. See Note 13, “Financial Instruments, Hedging Activities and Fair Value Measurements” for a description of our instruments subject to market risk.

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
Between January and early April 2020, the Company, as a nominal defendant, and certain of its current or former officers and directors were named as defendants in four shareholder derivative actions. All of the actions were filed in Pittsburgh, three in the U.S. District Court for the Western District of Pennsylvania and one in the Court of Common Pleas for Allegheny County. The plaintiffs in these actions allege breach of fiduciary duty, unjust enrichment and/or corporate waste arising out of various alleged acts, and alleged failures to act, by the individually named defendants following financial restatements by the Company. One of the federal court actions also alleges breach of fiduciary duty and unjust enrichment claims arising out of certain environmental liabilities the Company incurred, and continues to incur, related to its former Ford City glass plant. The three federal court derivative actions have been consolidated. On May 28, 2020, a Motion to Dismiss all three federal court derivative actions was filed. The court has confirmed that the Company and the individual defendants need not respond to the lawsuits while the Motion to Dismiss is pending. The state court derivative action has been stayed pending the outcome of the federal court Motion to Dismiss.
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
No shares were repurchased in the three months ended June 30, 2020 under the current $2.5 billion share repurchase program approved in December 2017. The maximum number of shares that may yet be purchased under this program is 14,240,585 shares as of June 30, 2020. This repurchase program has no expiration date.
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
**Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL: (i) the Condensed Consolidated Statement of Income for the six months ended June 30, 2020 and 2019, (ii) the Condensed Consolidated Balance Sheet at June 30, 2020 and December 31, 2019, (iii) the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2020 and 2019, and (iv) Notes to Condensed Consolidated Financial Statements for the six months ended June 30, 2020.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PPG INDUSTRIES, INC.
(Registrant)

Date:	July 17, 2020	By:	/s/ Vincent J. Morales
Vincent J. Morales
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

		By:	/s/ William E. Schaupp
William E. Schaupp
Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)