Form 10-Q
period 2020-09-30
PPG INDUSTRIES INC
filed 2020-10-20
CIK 79879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
  –––––––––––––––––––––––––––––––––––––––––––––––––
FORM 10-Q
  –––––––––––––––––––––––––––––––––––––––––––––––––
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2020
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☑
As of September 30, 2020, 236,204,417 shares of the Registrant’s common stock, par value $1.66 2/3 per share, were outstanding.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Income (Unaudited)
($ in millions, except per share amounts)

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Net sales	$3,685	$3,826	$10,077	$11,474
Cost of sales, exclusive of depreciation and amortization	2,026	2,181	5,637	6,542
Selling, general and administrative	836	887	2,507	2,710
Depreciation	96	99	280	276
Amortization	36	34	104	101
Research and development, net	92	107	279	323
Interest expense	34	33	107	99
Interest income	(4)	(10)	(18)	(23)
Business restructuring, net	—	2	172	175
Other charges	21	26	45	69
Other income	(24)	(14)	(53)	(61)
Income before income taxes	$572	$481	$1,017	$1,263
Income tax expense	124	109	224	297
Income from continuing operations	$448	$372	$793	$966
Income from discontinued operations, net of tax	—	1	3	3
Net income attributable to controlling and noncontrolling interests	$448	$373	$796	$969
Net income attributable to noncontrolling interests	(6)	(6)	(9)	(18)
Net income (attributable to PPG)	$442	$367	$787	$951
Amounts attributable to PPG:
Income from continuing operations, net of tax	$442	$366	$784	$948
Income from discontinued operations, net of tax	—	1	3	3
Net income (attributable to PPG)	$442	$367	$787	$951

Earnings per common share:
Income from continuing operations, net of tax	$1.87	$1.55	$3.32	$4.00
Income from discontinued operations, net of tax	—	—	0.01	0.01
Earnings per common share (attributable to PPG)	$1.87	$1.55	$3.33	$4.01

Earnings per common share – assuming dilution:
Income from continuing operations, net of tax	$1.86	$1.54	$3.30	$3.98
Income from discontinued operations, net of tax	—	—	0.01	0.01
Earnings per common share (attributable to PPG) - assuming dilution	$1.86	$1.54	$3.31	$3.99
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

Condensed Consolidated Statement of Comprehensive Income/(Loss) (Unaudited)
($ in millions)

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Net income attributable to the controlling and noncontrolling interests	$448	$373	$796	$969
Other comprehensive income/(loss), net of tax:
Defined benefit pension and other postretirement benefits	3	(2)	9	4
Unrealized foreign currency translation adjustments	136	(103)	(453)	(37)
Derivative financial instruments	—	1	—	—
Other comprehensive income/(loss), net of tax	$139	($104)	($444)	($33)
Total comprehensive income	$587	$269	$352	$936
Less: amounts attributable to noncontrolling interests:
Net income	(6)	(6)	(9)	(18)
Unrealized foreign currency translation adjustments	(2)	6	6	5
Comprehensive income attributable to PPG	$579	$269	$349	$923
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheet (Unaudited)
($ in millions)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$2,008	$1,216
Short-term investments	87	57
Receivables, net	2,843	2,756
Inventories	1,672	1,710
Other current assets	392	431
Total current assets	$7,002	$6,170
Property, plant and equipment (net of accumulated depreciation of $4,281 and $4,082)	2,897	2,983
Goodwill	4,419	4,470
Identifiable intangible assets, net	1,930	2,131
Deferred income taxes	257	220
Investments	267	258
Operating lease right-of-use assets	829	782
Other assets	699	694
Total	$18,300	$17,708
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$3,482	$3,496
Restructuring reserves	282	196
Short-term debt and current portion of long-term debt	675	513
Current portion of operating lease liabilities	174	170
Total current liabilities	$4,613	$4,375
Long-term debt	4,828	4,539
Operating lease liabilities	670	622
Accrued pensions	711	745
Other postretirement benefits	653	661
Deferred income taxes	436	452
Other liabilities	965	911
Total liabilities	$12,876	$12,305
Commitments and contingent liabilities (Note 15)
Shareholders’ equity:
Common stock	$969	$969
Additional paid-in capital	980	950
Retained earnings	19,325	18,906
Treasury stock, at cost	(13,176)	(13,191)
Accumulated other comprehensive loss	(2,788)	(2,350)
Total PPG shareholders’ equity	$5,310	$5,284
Noncontrolling interests	114	119
Total shareholders’ equity	$5,424	$5,403
Total	$18,300	$17,708
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders' Equity (Unaudited)
($ in millions)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss)/Income	Total PPG	Non-controlling Interests	Total
January 1, 2020	$969	$950	$18,906	($13,191)	($2,350)	$5,284	$119	$5,403
Net income attributable to the controlling and noncontrolling interests	—	—	243	—	—	$243	5	$248
Other comprehensive loss, net of tax	—	—	—	—	(692)	($692)	(10)	($702)
Cash dividends	—	—	(120)	—	—	($120)	—	($120)
Issuance of treasury stock	—	12	—	4	—	$16	—	$16
Stock-based compensation activity	—	(8)	—	—	—	($8)	—	($8)
March 31, 2020	$969	$954	$19,029	($13,187)	($3,042)	$4,723	$114	$4,837
Net income attributable to the controlling and noncontrolling interests	—	—	102	—	—	$102	(2)	$100
Other comprehensive income, net of tax	—	—	—	—	117	$117	2	$119
Cash dividends	—	—	(121)	—	—	($121)	—	($121)
Issuance of treasury stock	—	2	—	3	—	$5	—	$5
Stock-based compensation activity	—	6	—	—	—	$6	—	$6
Dividends paid on subsidiary common stock to noncontrolling interests	—	—	—	—	—	$—	(3)	($3)
Reductions in noncontrolling interests	—	—	—	—	—	$—	(5)	($5)
June 30, 2020	$969	$962	$19,010	($13,184)	($2,925)	$4,832	$106	$4,938
Net income attributable to the controlling and noncontrolling interests	—	—	442	—	—	$442	6	$448
Other comprehensive income, net of tax	—	—	—	—	137	$137	2	$139
Cash dividends	—	—	(127)	—	—	($127)	—	($127)
Issuance of treasury stock	—	10	—	8	—	$18	—	$18
Stock-based compensation activity	—	8	—	—	—	$8	—	$8
Dividends paid on subsidiary common stock to noncontrolling interests	—	—	—	—	—	$—	(1)	($1)
Reductions in noncontrolling interests	—	—	—	—	—	$—	1	$1
September 30, 2020	$969	$980	$19,325	($13,176)	($2,788)	$5,310	$114	$5,424

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss)/Income	Total PPG	Non-controlling Interests	Total
January 1, 2019	$969	$788	$18,131	($12,958)	($2,300)	$4,630	$102	$4,732
Net income attributable to the controlling and noncontrolling interests	—	—	312	—	—	$312	5	$317
Other comprehensive income/(loss), net of tax	—	—	—	—	76	$76	(1)	$75
Cash dividends	—	—	(113)	—	—	($113)	—	($113)
Purchase of treasury stock	—	—	—	(175)	—	($175)	—	($175)
Issuance of treasury stock	—	121	—	63	—	$184	—	$184
Stock-based compensation activity	—	(10)	—	—	—	($10)	—	($10)
March 31, 2019	$969	$899	$18,330	($13,070)	($2,224)	$4,904	$106	$5,010
Net income attributable to the controlling and noncontrolling interests	—	—	272	—	—	$272	7	$279
Other comprehensive (loss)/income, net of tax	—	—	—	—	(6)	($6)	2	($4)
Cash dividends	—	—	(114)	—	—	($114)	—	($114)
Issuance of treasury stock	—	7	—	9	—	$16	—	$16
Stock-based compensation activity	—	7	—	—	—	$7	—	$7
Dividends paid on subsidiary common stock to noncontrolling interests	—	—	—	—	—	$—	(5)	($5)
Reductions in noncontrolling interests	—	—	—	—	—	$—	(2)	($2)
June 30, 2019	$969	$913	$18,488	($13,061)	($2,230)	$5,079	$108	$5,187
Net income attributable to the controlling and noncontrolling interests	—	—	367	—	—	$367	6	$373
Other comprehensive loss, net of tax	—	—	—	—	(98)	($98)	(6)	($104)
Cash dividends	—	—	(120)	—	—	($120)	—	($120)
Issuance of treasury stock	—	5	—	7	—	$12	—	$12
Stock-based compensation activity	—	7	—	—	—	$7	—	$7
September 30, 2019	$969	$925	$18,735	($13,054)	($2,328)	$5,247	$108	$5,355
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows (Unaudited)

	Nine Months Ended September 30
($ in millions)	2020	2019
Operating activities:
Net income attributable to controlling and noncontrolling interests	$796	$969
Less: Income from discontinued operations	(3)	(3)
Income from continuing operations	793	966
Adjustments to reconcile net income to cash from operations:
Depreciation and amortization	384	377
Pension expense	29	38
Debt extinguishment charge	7	—
Environmental remediation charges	12	61
Business restructuring, net	172	175
Stock-based compensation expense	29	28
Equity affiliate income, net of dividends	2	4
Deferred income taxes	4	(26)
Cash contributions to pension plans	(7)	(8)
Cash used for restructuring actions	(98)	(35)
Change in certain asset and liability accounts (net of acquisitions):
Receivables	(63)	(188)
Inventories	36	(49)
Other current assets	26	(70)
Accounts payable and accrued liabilities	(23)	35
Taxes and interest payable	(72)	59
Noncurrent assets and liabilities, net	19	(52)
Other	(87)	(40)
Cash from operating activities - continuing operations	$1,163	$1,275
Cash from/(used for) operating activities - discontinued operations	1	(4)
Cash from operating activities	$1,164	$1,271
Investing activities:
Capital expenditures	(170)	(224)
Business acquisitions, net of cash balances acquired	(45)	(564)
Payments for the settlement of cross currency swap contracts	(5)	(8)
Proceeds from the settlement of cross currency swap contracts	21	26
Other	8	22
Cash used for investing activities	($191)	($748)
Financing activities:
Net change in borrowing with maturities of three months or less	(7)	6
Proceeds on commercial paper and short-term debt, net of payments	1,397	—
Repayment of Term Loan	(1,000)	—
Proceeds from revolving credit facility	800	—
Repayment of revolving credit facility	(800)	—
Proceeds from the issuance of debt, net of discounts and fees	415	595
Repayment of long-term debt	(503)	(3)
Repayment of acquired debt	(12)	(23)
Purchase of treasury stock	—	(175)
Issuance of treasury stock	23	32
Dividends paid on PPG common stock	(368)	(347)
Payments related to tax withholding on stock-based compensation awards	(11)	(15)
Other	(39)	(29)
Cash (used for)/from financing activities	($105)	$41
Effect of currency exchange rate changes on cash and cash equivalents	(76)	(34)
Net increase in cash and cash equivalents	$792	$530
Cash and cash equivalents, beginning of period	1,216	902
Cash and cash equivalents, end of period	$2,008	$1,432

Supplemental disclosures of cash flow information:
Interest paid, net of amount capitalized	$121	$93
Taxes paid, net of refunds	$293	$282
Supplemental disclosure of noncash investing activities:
Reissuance of common stock for business acquisition	$—	$164
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.Basis of Presentation
The condensed consolidated financial statements included herein are unaudited and have been prepared following the requirements of the Securities and Exchange Commission (the "SEC") and accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim reporting. Under these rules, certain footnotes and other financial information that are normally required for annual financial statements can be condensed or omitted. These statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position and shareholders' equity of PPG as of September 30, 2020, and the results of its operations and cash flows for the three and nine months ended September 30, 2020 and 2019. All intercompany balances and transactions have been eliminated. Material subsequent events are evaluated through the report issuance date and disclosed where applicable. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in PPG's 2019 Annual Report on Form 10-K (the "2019 Form 10-K").
Net sales, expenses, assets and liabilities can vary during each quarter of the year. Accordingly, the results of operations for the three and nine months ended September 30, 2020 and the trends in these unaudited condensed consolidated financial statements may not necessarily be indicative of the results to be expected for the full year.
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
Accounting Standards to be Adopted in Future Years
In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40).” This ASU simplifies the accounting for convertible debt instruments by removing certain accounting separation models as well as the accounting for debt instruments with embedded conversion features that are not required to be accounted for as derivative instruments. The ASU also updates and improves the consistency of earnings per share calculations for convertible instruments. The amendments in this ASU are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. PPG is currently assessing the potential impacts this ASU may have on its consolidated financial position, results of operations and cash flows.
In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform." This ASU provides optional guidance for a limited period of time to ease potential accounting impacts associated with transitioning away from reference rates that are expected to be discontinued, such as the London Interbank Offered Rate ("LIBOR"). The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued. The amendments in this ASU are effective through December 31, 2022. PPG is currently assessing the potential impacts this ASU may have on its consolidated financial position, results of operations and cash flows.

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
The following table summarizes the activity for the allowance for credit losses for the nine months ended September 30, 2020:

($ in millions)	Trade Receivables Allowance for Credit Losses
January 1, 2020	$22
Current-period provision for credit losses	41
Trade receivables written off as uncollectible, net of recoveries	(15)
Foreign currency impact	(1)
September 30, 2020	$47
In March 2020, PPG recorded estimated future credit losses for trade receivables of $30 million related to the potential financial impacts of the COVID-19 pandemic. These amounts were estimated based on regional business information, including certain forward-looking information and other considerations. During the third quarter of 2020, a customer filed for bankruptcy as a result of the COVID-19 pandemic and the trade receivables associated with that customer were written off against the previously established reserve. As of September 30, 2020, $25 million remains in the reserve for future COVID-19-related matters. PPG will continue to monitor the adequacy of this reserve as new information becomes available.
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
5.Inventories

($ in millions)	September 30, 2020	December 31, 2019
Finished products	$1,009	$1,047
Work in process	188	197
Raw materials	440	431
Supplies	35	35
Total Inventories	$1,672	$1,710
Most U.S. inventories are valued using the last-in, first-out method. These inventories represented approximately 34% of total inventories at September 30, 2020 and December 31, 2019. If the first-in, first-out method of inventory valuation had been used, inventories would have been $111 million and $124 million higher as of September 30, 2020 and December 31, 2019, respectively.
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
Throughout the year, the Company has evaluated the effects of the COVID-19 pandemic and its negative impact on the global economy on each of the Company’s reporting units and indefinite-lived intangible assets. Management reviews key assumptions, including revisions of projected future revenues for reporting units and the results of the previous annual impairment testing performed during the fourth quarter of 2019. The Company did not identify an indication of impairment for each of its reporting units and indefinite-lived intangible assets. Although it was determined that a triggering event had not occurred as of September 30, 2020, the Company will continue to monitor the impacts of the COVID-19 pandemic on the Company and significant changes in key assumptions that could result in future period impairment charges.
The change in the carrying amount of goodwill attributable to each reportable segment for the nine months ended September 30, 2020 was as follows:

($ in millions)	Performance Coatings	Industrial Coatings	Total
January 1, 2020	$3,442	$1,028	$4,470
Acquisitions, including purchase accounting adjustments	11	15	26
Foreign currency impact	(82)	5	(77)
September 30, 2020	$3,371	$1,048	$4,419

A summary of the carrying value of the Company's identifiable intangible assets is as follows:

	September 30, 2020			December 31, 2019
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Indefinite-Lived Identifiable Intangible Assets
Trademarks	$1,064	N/A	$1,064	$1,167	N/A	$1,167
Definite-Lived Identifiable Intangible Assets
Acquired technology	$718	($572)	$146	$710	($549)	$161
Customer-related	1,574	(949)	625	1,578	(885)	693
Trade names	208	(120)	88	210	(111)	99
Other	49	(42)	7	51	(40)	11
Total Definite Lived Intangible Assets	$2,549	($1,683)	$866	$2,549	($1,585)	$964
Total Identifiable Intangible Assets	$3,613	($1,683)	$1,930	$3,716	($1,585)	$2,131
The Company’s identifiable intangible assets with definite lives are being amortized over their estimated useful lives.
As of September 30, 2020, estimated future amortization expense of identifiable intangible assets is as follows:

($ in millions)	Future Amortization Expense
Remaining three months of 2020	$35
2021	$125
2022	$125
2023	$110
2024	$90
2025	$85
Thereafter	$296
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
In June 2019, the Company approved a business restructuring plan which included actions to reduce its global cost structure. The program is the result of a comprehensive internal operational assessment to identify further opportunities to improve the profitability of the overall business portfolio. This program includes further manufacturing optimization; targeted pruning of low-profit business in certain regions; exiting certain smaller product lines that are not meeting profitability objectives; reorganization of certain business unit cost structures based on the current economic climate; and certain redundancy actions related to recent acquisitions. The majority of restructuring actions are now expected to be completed by the end of the first quarter 2021 with the remainder of the actions expected to be completed in 2022.
In April 2018, the Company approved a business restructuring plan which included actions to reduce its global cost structure. The program was in response to the impacts of customer assortment changes in our U.S. architectural coatings business during the first quarter 2018 and sustained, elevated raw material inflation. The program aims to further right-size employee headcount and production capacity in certain businesses based on product demand, as well as reductions in various global functional and administrative costs. The majority of restructuring actions are now expected to be completed by the end of the fourth quarter of 2020.
The following table summarizes the reserve activity for the nine months ended September 30, 2020 and 2019:

	Total Reserve
($ in millions)	2020	2019
January 1	$224	$110
Approved restructuring actions (a)	198	194
Release of prior reserves and other adjustments	(26)	(19)
Cash payments	(98)	(35)
Foreign currency impact	10	(8)
September 30	$308	$242
(a) In the first quarter of 2020, additional programs were approved by management and charges of $22 million were recorded in PPG's financial results.
8.Borrowings
In August 2020, PPG completed a public offering of $100 million aggregate principal amount of 3.75% notes due March 2028. These notes were issued as additional notes pursuant to PPG’s existing shelf registration statement and pursuant to the Indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, as supplemented (the "Indenture"), which is is the same Indenture pursuant to which we previously issued $700 million in aggregate principle amount of our 3.75% notes due March 2028 on February 27, 2018. The new notes will be treated as a single series of notes with the existing notes under indenture, have the same CUSIP number as the existing notes, and be fungible with the existing notes for US federal income tax purposes. The Indenture governing these notes contains covenants that limit the Company’s ability to, among other things, incur certain liens securing indebtedness, engage in certain sale-leaseback transactions, and enter into certain consolidations, mergers, conveyances, transfers or leases of all or substantially all the Company’s assets. The terms of these notes also require the Company to make an offer to repurchase the notes upon a Change of Control Triggering Event (as defined in the Indenture) at a price equal to 101% of their principal amount plus accrued and unpaid interest. The Company may issue additional debt from time to time pursuant to the Indenture. The aggregate cash proceeds from the notes, including the premium received at issuance, net of fees, was $119 million.
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
In April 2020, PPG entered into a $1.5 billion 364-Day Term Loan Credit Agreement (the “Term Loan”). The Term Loan contains covenants that are consistent with those in the Credit Agreement described below and that are usual and customary restrictive covenants for facilities of its type, which include, with specified exceptions, limitations on the Company’s ability to create liens or other encumbrances, to enter into sale and leaseback transactions and to enter into consolidations, mergers or transfers of all or substantially all of its assets. In September 2020, PPG repaid

$1.0 billion of the Term Loan using cash on hand. The remaining Term Loan terminates and all amounts outstanding are payable on April 13, 2021.
In August 2019, PPG amended and restated its five-year credit agreement (the “Credit Agreement”) with several banks and financial institutions. The Credit Agreement provides for a $2.2 billion unsecured revolving credit facility. The Company has the ability to increase the size of the Credit Agreement by up to an additional $750 million, subject to the receipt of lender commitments and other conditions precedent. The Credit Agreement will terminate on August 30, 2024. The Company has the right, subject to certain conditions set forth in the Credit Agreement, to designate certain subsidiaries of the Company as borrowers under the Credit Agreement. In connection with any such designation, the Company is required to guarantee the obligations of any such subsidiaries under the Credit Agreement. In March 2020, PPG borrowed $800 million under the Credit Agreement and repaid that amount in full in April 2020. There were no amounts outstanding under the credit agreement as of September 30, 2020 and December 31, 2019.
The Term Loan and Credit Agreement require the Company to maintain a ratio of Total Indebtedness to Total Capitalization, as defined in the Term Loan and Credit Agreement, of 60% or less; provided, that for any fiscal quarter in which the Company has made an acquisition for consideration in excess of $1 billion and for the next five fiscal quarters thereafter, the ratio of Total Indebtedness to Total Capitalization may not exceed 65% at any time. As of September 30, 2020, Total Indebtedness to Total Capitalization as defined under the Credit Agreement and Term Loan was 48%.
The Credit Agreement also supports the Company’s commercial paper borrowings which are classified as long-term based on PPG’s intent and ability to refinance these borrowings on a long-term basis. There were no commercial paper borrowings outstanding as of September 30, 2020. Commercial paper borrowings of $100 million were outstanding as of December 31, 2019.
9.Earnings Per Common Share
The effect of dilutive securities on the weighted average common shares outstanding included in the calculation of earnings per diluted common share for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(number of shares in millions)	2020	2019	2020	2019
Weighted average common shares outstanding	236.8	237.1	236.6	236.9
Effect of dilutive securities:
Stock options	0.5	0.7	0.4	0.6
Other stock compensation plans	0.6	0.7	0.7	0.7
Potentially dilutive common shares	1.1	1.4	1.1	1.3
Adjusted weighted average common shares outstanding	237.9	238.5	237.7	238.2

Dividends per common share	$0.54	$0.51	$1.56	$1.47
Excluded from the computation of earnings per diluted share due to their antidilutive effect were 1.5 million and 2.0 million outstanding stock options for the three and nine months ended September 30, 2020, respectively, and 1.0 million outstanding stock options for both the three and nine months ended September 30, 2019.
10.Income Taxes

	Nine Months Ended September 30
	2020	2019
Effective tax rate on pretax income	22.0%	23.5%
The effective tax rate of 22.0% for the nine months ended September 30, 2020 reflects a benefit of $38 million of discrete items associated with PPG's U.S. and foreign jurisdictions. Income tax expense for the first nine months of 2020 is based on an estimated annual effective rate, which requires management to make its best estimate of annual pretax income or loss. Income tax expense for the nine months ended September 30, 2019 reflects $23 million for discrete items associated with PPG's U.S. and foreign locations and implementation of updated regulations associated with the 2017 Tax Cuts and Jobs Act for Global Intangible Low Taxed Income.

During the year, PPG management regularly updates forecasted annual pretax results for the various countries in which PPG operates based on changes in factors such as prices, shipments, product mix, raw material inflation and manufacturing operations. To the extent that actual 2020 pretax results for U.S. and foreign income or loss vary from estimates, the actual Income tax expense recognized in 2020 could be different from the forecasted amount used to estimate the Income tax expense for the nine months ended September 30, 2020.
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
The net periodic pension and other postretirement benefit costs for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Pension
	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2020	2019	2020	2019
Service cost	$6	$6	$18	$17
Interest cost	22	26	65	79
Expected return on plan assets	(36)	(35)	(108)	(105)
Amortization of actuarial losses	17	16	53	47
Curtailments	—	—	1	—
Net periodic benefit cost	$9	$13	$29	$38

	Other Postretirement Benefits
	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2020	2019	2020	2019
Service cost	$2	$3	$7	$7
Interest cost	5	6	15	19
Amortization of actuarial losses	4	2	12	6
Amortization of prior service credit	(14)	(14)	(44)	(43)
Net periodic benefit cost	($3)	($3)	($10)	($11)

PPG expects its 2020 net periodic pension and other postretirement benefit cost will be approximately $25 million, with pension expense representing approximately $40 million and other postretirement benefit cost representing a benefit of approximately $15 million.
Contributions to Defined Benefit Pension Plans

	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2020	2019	2020	2019
Non-U.S. defined benefit pension mandatory contributions	$2	$2	$7	$8
PPG expects to make mandatory contributions to its non-U.S. pension plans in the range of $5 million to $10 million during the remaining three months of 2020. PPG may make voluntary contributions to its defined benefit pension plans in 2020 and beyond.

12.Accumulated Other Comprehensive Loss

($ in millions)	Unrealized Foreign Currency Translation Adjustments		Pension and Other Postretirement Benefit Adjustments, net of tax (c)		Unrealized Gain on Derivatives, net of tax		Accumulated Other Comprehensive Loss
January 1, 2020		($1,627)		($724)		$1		($2,350)
Current year deferrals to AOCI (a)	(357)				—		(357)
Current year deferrals to AOCI, net of tax (b)	(90)		(7)		—		(97)
Reclassifications from AOCI to net income			16		—		16
Period change		($447)		$9		$—		($438)
September 30, 2020		($2,074)		($715)		$1		($2,788)

January 1, 2019		($1,734)		($568)		$2		($2,300)
Current year deferrals to AOCI (a)	(151)		—		—		(151)
Current year deferrals to AOCI, net of tax (b)	119		(6)		(3)		110
Reclassifications from AOCI to net income	—		10		3		13
Period change		($32)		$4		$—		($28)
September 30, 2019		($1,766)		($564)		$2		($2,328)
(a)Except for income taxes of $7 million and $6 million as of September 30, 2020 and 2019, respectively, related to foreign currency impacts of certain unasserted earnings, unrealized foreign currency translation adjustments related to translation of foreign denominated balance sheets are not presented net of tax given that no deferred U.S. income taxes have been provided on undistributed earnings of non-U.S. subsidiaries because they are deemed to be reinvested for an indefinite period of time.
(b)The tax benefit (cost) related to unrealized foreign currency translation adjustments on tax inter-branch transactions and net investment hedges as of September 30, 2020 and 2019 was $27 million and $(39) million, respectively.
(c)The tax cost related to the adjustment for pension and other postretirement benefits as of September 30, 2020 and 2019 was $5 million and $2 million, respectively. Reclassifications from AOCI are included in the computation of net periodic benefit costs (See Note 11, "Pensions and Other Postretirement Benefits").
13.Financial Instruments, Hedging Activities and Fair Value Measurements
Financial instruments include cash and cash equivalents, short-term investments, cash held in escrow, marketable equity securities, accounts receivable, company-owned life insurance, accounts payable, short-term and long-term debt instruments, and derivatives. The fair values of these financial instruments approximated their carrying values at September 30, 2020 and December 31, 2019, in the aggregate, except for long-term debt instruments.
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
PPG’s policies do not permit speculative use of derivative financial instruments. PPG enters into derivative financial instruments with high credit quality counterparties and diversifies its positions among such counterparties in order to reduce its exposure to credit losses. The Company did not realize a credit loss on derivatives during the three and nine month periods ended September 30, 2020 and 2019.
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
There were no derivative instruments de-designated or discontinued as hedging instruments during the three and nine month periods ended September 30, 2020 and 2019 and there were no gains or losses deferred in Accumulated other comprehensive loss on the condensed consolidated balance sheet that were reclassified to

Income before income taxes in the condensed consolidated statement of income in the nine month periods ended September 30, 2020 and 2019 related to hedges of anticipated transactions that were no longer expected to occur.
Fair Value Hedges
The Company uses interest rate swaps from time to time to manage its exposure to changing interest rates. When outstanding, the interest rate swaps are typically designated as fair value hedges of certain outstanding debt obligations of the Company and are recorded at fair value.
PPG has interest rate swaps which converted $525 million of fixed rate debt to variable rate debt. These swaps are designated as fair value hedges and are carried at fair value. Changes in the fair value of these swaps and changes in the fair value of the related debt are recorded in interest expense in the accompanying condensed consolidated statement of income. The fair value of these interest rate swaps was $74 million and $35 million at September 30, 2020 and December 31, 2019, respectively.
Cash Flow Hedges
PPG designates certain foreign currency forward contracts as cash flow hedges of the Company’s exposure to variability in exchange rates on third party transactions denominated in foreign currencies. There were no outstanding cash flow hedges at September 30, 2020. The underlying notional amounts relating to foreign currency forward contracts were $43 million at December 31, 2019. As of December 31, 2019, the fair value of all foreign currency forward contracts designated as cash flow hedges was a liability of $1 million.
Net Investment Hedges
PPG uses cross currency swaps and foreign currency euro-denominated debt to hedge a significant portion of its net investment in its European operations, as follows:
As of September 30, 2020 and December 31, 2019, PPG had U.S. dollar to euro cross currency swap contracts with a total notional amount of $875 million and designated these contracts as hedges of the Company's net investment in its European operations. During the term of these contracts, PPG will receive payment in U.S. dollars and make payments in euros to the counterparties. As of September 30, 2020 and December 31, 2019, the fair value of the U.S. dollar to euro cross currency swap contracts was a net asset of $34 million and a net asset of $48 million, respectively.
As of September 30, 2020 and December 31, 2019, PPG had designated €2.0 billion of euro-denominated borrowings as hedges of a portion of its net investment in the Company's European operations. The carrying value of these instruments as of September 30, 2020 and December 31, 2019 was $2.3 billion and $2.2 billion, respectively.
Other Financial Instruments
PPG uses foreign currency forward contracts to manage net transaction exposures that do not qualify for hedge accounting; therefore, the change in the fair value of these instruments is recorded in Other charges in the condensed consolidated statement of income in the period of change. Underlying notional amounts related to these foreign currency forward contracts were $1.1 billion and $2.8 billion at September 30, 2020 and December 31, 2019, respectively. As of September 30, 2020 and December 31, 2019 the fair value of these contracts was a net a net liability of $3 million and $6 million, respectively.
Gains/Losses Deferred in Accumulated Other Comprehensive Loss
As of September 30, 2020, the Company had accumulated pretax unrealized translation gains in Accumulated other comprehensive loss on the condensed consolidated balance sheet related to the euro-denominated borrowings, foreign currency forward contracts and the cross currency swaps of $120 million. As of December 31, 2019, the Company had accumulated pretax unrealized translation gains of $235 million.
The following table summarizes the location within the condensed consolidated financial statements and amount of gains/(losses) related to derivative and debt financial instruments for the nine months ended September 30, 2020 and 2019. All dollar amounts are shown on a pretax basis.

	September 30, 2020		September 30, 2019		Caption In Condensed Consolidated Statement of Income
($ in millions)	Gain Deferred in OCI	Gain Recognized	(Loss)Gain Deferred in OCI	Gain Recognized
Economic
Foreign currency forward contracts	$—	$27	$—	$44	Other charges
Fair Value
Interest rate swaps	—	8	—	2	Interest expense
Cash Flow
Foreign currency forward contracts	—	—	(4)	4	Other charges and Cost of sales
Total Cash Flow	$—	$35	($4)	$50
Net Investment
Cross currency swaps	$14	$13	$34	$12	Interest expense
Foreign denominated debt	101	—	130	—
Total Net Investment	$115	$13	$164	$12
Fair Value Measurements
The Company follows a fair value measurement hierarchy to measure its assets and liabilities. As of September 30, 2020 and December 31, 2019, the assets and liabilities measured at fair value on a recurring basis were cash equivalents, equity securities and derivatives. In addition, the Company measures its pension plan assets at fair value (see Note 13, "Employee Benefit Plans" under Item 8 in the 2019 Form 10-K for further details). The Company's financial assets and liabilities are measured using inputs from the following three levels:
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
Level 3 inputs are unobservable inputs employed for measuring the fair value of assets or liabilities. The Company does not have any recurring financial assets or liabilities that are recorded in its condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019 that are classified as Level 3 inputs.

Assets and liabilities reported at fair value on a recurring basis:

	September 30, 2020			December 31, 2019
($ in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Other current assets:
Marketable equity securities	$5	$—	$—	$5	$—	$—
Foreign currency forward contracts (a)	—	9	—	—	14	—
Investments:
Marketable equity securities	$89	$—	$—	$80	$—	$—
Other assets:
Cross currency swaps (b)	$—	$39	$—	$—	$52	$—
Interest rate swaps (c)	—	74	—	—	35	—
Liabilities:
Accounts payable and accrued liabilities:
Foreign currency forward contracts (a)	$—	$12	$—	$—	$20	$—
Cross currency swaps (b)	—	4	—	—	—	—
Foreign currency forward contracts (d)	—	—	—	—	1	—
Other liabilities:
Cross currency swap (b)	$—	$1	$—	$—	$4	$—

(a) Derivatives not designated as hedging instruments	(c) Fair value hedges
(b) Net investment hedges	(d) Cash flow hedges
Long-Term Debt

($ in millions)	September 30, 2020 (a)	December 31, 2019 (b)
Long-term debt - carrying value	$4,954	$5,031
Long-term debt - fair value	$5,520	$5,363
(a) Excluding finance lease obligations of $9 million and short-term borrowings of $540 million as of September 30, 2020.
(b) Excluding finance lease obligations of $11 million and short-term borrowings of $10 million as of December 31, 2019.
The fair values of the debt instruments were based on discounted cash flows and interest rates then currently available to the Company for instruments of the same remaining maturities and were measured using level 2 inputs.
14.Stock-Based Compensation
The Company’s stock-based compensation includes stock options, restricted stock units (“RSUs”) and grants of contingent shares that are earned based on achieving targeted levels of total shareholder return. All current grants of stock options, RSUs and contingent shares are made under the PPG Industries, Inc. Amended and Restated Omnibus Incentive Plan (“PPG Amended Omnibus Plan”), which was amended and restated effective April 21, 2016. Shares available for future grants under the PPG Amended Omnibus Plan were 6.2 million as of September 30, 2020.
Stock-based compensation and the income tax benefit recognized during the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2020	2019	2020	2019
Stock-based compensation	$14	$9	$29	$28
Income tax benefit recognized	$3	$2	$7	$6

Grants of stock-based compensation during the nine months ended September 30, 2020 and 2019 were as follows:

	Nine Months Ended September 30
	2020		2019
Grant Details	Shares	Fair Value	Shares	Fair Value
Stock options	663,485	$21.93	588,870	$22.50
Restricted stock units	203,574	$109.99	233,306	$104.69
Contingent shares (a)	55,319	$119.52	51,850	$109.74
(a) The number of contingent shares represents the target value of the award.
Stock options are generally exercisable 36 months after being granted and have a maximum term of 10 years. Compensation expense for stock options is recorded over the vesting period based on the fair value on the date of grant. The fair value of the stock option grants issued during the nine months ended September 30, 2020 was calculated with the following weighted average assumptions:

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
Shareholder Class Action
On May 20, 2018, a putative securities class action lawsuit was filed in the U.S. District Court for the Central District of California against the Company and three of its current and former officers.  On September 21, 2018, an Amended Class Action Complaint was filed in the lawsuit. The Amended Complaint, captioned Trevor Mild v. PPG Industries, Inc., Michael H. McGarry, Vincent J. Morales, and Mark C. Kelly, asserted securities fraud claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of persons who purchased or otherwise acquired stock of the Company between January 19, 2017 and May 10, 2018. The allegations related to, among other things, allegedly false and misleading statements and/or failures to disclose information about the Company’s business, operations and prospects. The parties reached a settlement in principal on May 1, 2019.  On June 2, 2019, the plaintiff filed with the Court a Petition for Preliminary Approval of the proposed settlement, including the proposed settlement amount of $25 million. On November 22, 2019, the Court entered final judgment approving the settlement. PPG’s insurance carriers fully funded the settlement escrow account and the court-approved settlement payments to class members are expected to be distributed by the claims administrator in late 2020 or early 2021.
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
Current open and active claims post-Pittsburgh Corning bankruptcy
As of September 30, 2020, the Company was aware of approximately 600 open and active asbestos-related claims pending against the Company and certain of its subsidiaries. These claims consist of non-PC Relationship Claims against PPG and claims against a PPG subsidiary the Company acquired on April 1, 2013. The Company is defending these open and active claims vigorously.
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
As of September 30, 2020 and December 31, 2019, PPG had reserves for environmental contingencies associated with PPG’s former chromium manufacturing plant in Jersey City, New Jersey (“New Jersey Chrome”), glass and chemical manufacturing sites, and for other environmental contingencies, including current manufacturing locations and National Priority List sites. These reserves are reported as Accounts payable and accrued liabilities and Other liabilities in the accompanying condensed consolidated balance sheet.

Environmental Reserves
($ in millions)	September 30, 2020	December 31, 2019
New Jersey Chrome	$99	$134
Glass and chemical	99	96
Other	91	74
Total	$289	$304
Current portion	$81	$62
Pretax charges against income for environmental remediation costs are included in Other charges in the accompanying condensed consolidated statement of income. The pretax charges and cash outlays related to such environmental remediation for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2020	2019	2020	2019
Environmental remediation pretax charges	$6	$24	$21	$75
Cash outlays for environmental remediation activities	$15	$21	$52	$57
Remediation: New Jersey Chrome
In June 2009, PPG entered into a settlement agreement with the New Jersey Department of Environmental Protection (“NJDEP”) and Jersey City, New Jersey (which had asserted claims against PPG for lost tax revenue) which was in the form of a Judicial Consent Order (the "JCO"). Under the JCO, PPG accepted sole responsibility for the remediation activities at its former chromium manufacturing location in Jersey City and 19 additional sites. The principal contaminant of concern is hexavalent chromium. The JCO also provided for the appointment of a court-approved Site Administrator who is responsible for establishing a master schedule for the remediation of the 20 PPG sites which existed at that time. One site was subsequently removed from the JCO process during 2014 and will be remediated separately at a future date. A total of 14 sites remain subject to the JCO process.
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
Groundwater remediation at the former Garfield Avenue chromium manufacturing site and five adjacent sites is expected to occur over several years. Ongoing groundwater monitoring will be utilized to develop a final groundwater remedial action work plan which is currently expected to be submitted to NJDEP in the fourth quarter of 2020.
PPG’s financial reserve for remediation of all New Jersey Chrome sites was $99 million at September 30, 2020. The major cost components of this liability continue to be related to excavation, transportation and disposal of impacted soil, as well as construction services. These components each account for approximately 20%, 15% and 37% of the accrued amount, respectively.
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
Other Matters
The Company had outstanding letters of credit and surety bonds of $137 million and guarantees of $9 million as of September 30, 2020. The Company does not believe any loss related to such guarantees is likely.

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
The Company also provides services by applying coatings to customers' manufactured parts and assembled products and by providing technical support to certain customers. Performance obligations are satisfied over time as critical milestones are met and as services are provided. PPG is entitled to payment as the services are rendered. For the three and nine months ended September 30, 2020 and 2019, service revenue constituted approximately 5% of total revenue.
Net sales by segment and region for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2020	2019	2020	2019
Performance Coatings
United States and Canada	$958	$1,060	$2,825	$3,123
Europe, Middle East and Africa ("EMEA")	789	732	2,140	2,213
Asia Pacific	274	278	728	804
Latin America	230	243	635	711
Total	$2,251	$2,313	$6,328	$6,851
Industrial Coatings
United States and Canada	$526	$605	$1,444	$1,841
EMEA	382	395	1,018	1,283
Asia Pacific	398	366	969	1,066
Latin America	128	147	318	433
Total	$1,434	$1,513	$3,749	$4,623
Total Net Sales
United States and Canada	$1,484	$1,665	$4,269	$4,964
EMEA	1,171	1,127	3,158	3,496
Asia Pacific	672	644	1,697	1,870
Latin America	358	390	953	1,144
Total PPG	$3,685	$3,826	$10,077	$11,474

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
Reportable business segment net sales and segment income for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2020	2019	2020	2019
Net sales:
Performance Coatings	$2,251	$2,313	$6,328	$6,851
Industrial Coatings	1,434	1,513	3,749	4,623
Total	$3,685	$3,826	$10,077	$11,474
Segment income:
Performance Coatings	$426	$380	$1,060	$1,102
Industrial Coatings	253	206	468	659
Total	$679	$586	$1,528	$1,761
Corporate	(55)	(43)	(165)	(134)
Interest expense, net of interest income	(30)	(23)	(89)	(76)
Business restructuring-related costs, net (a)	(14)	(18)	(200)	(203)
Expenses incurred due to a natural disaster(b)	(8)	—	(8)	—
Debt extinguishment charge	—	—	(7)	—
Environmental remediation charges	—	(21)	(12)	(61)
Increase in allowance for doubtful accounts related to COVID-19	—	—	(30)	—
Costs associated with accounting investigations	—	—	—	(7)
Acquisition-related costs (c)	—	—	—	(17)
Income before income taxes	$572	$481	$1,017	$1,263
(a)Included in business restructuring-related costs, net are business restructuring charges, accelerated depreciation of certain assets and other related costs, offset by releases related to previously approved programs.
(b)In the third quarter 2020, Hurricane Laura caused damages to a southern U.S. factory that supports the Company's specialty coatings and materials business.
(c)Acquisition-related costs include advisory, legal, accounting, valuation, and other professional or consulting fees incurred to effect acquisitions. These costs are included in Selling, general and administrative expense in the condensed consolidated statement of income. Acquisition-related costs also include the impact for the step up to fair value of inventory acquired in certain acquisitions which are included in Cost of Sales, exclusive of depreciation and amortization in the condensed consolidated statement of income.

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
Executive Overview
During the quarter, Hurricane Laura caused significant damages to a PPG factory that supports the Company’s specialty coatings and materials business. The net earnings impact of the damage to PPG's assets was $8 million in the third quarter 2020. These costs were reported as a natural-disaster-related charge excluded from adjusted net income in the third quarter. Additionally, the company estimated lost revenue of $7 million due to the production interruption from late August to late September. Although production resumed at the end of the third quarter, the facility shut down again in early October due to another hurricane at the production site. It is expected that fourth quarter sales could be impacted by a similar amount to that of the third quarter due to issues caused by both weather events.
Below are our key financial results for the three months ended September 30, 2020:
•Net sales were approximately $3.7 billion, down 3.7% compared to the prior year.
•Cost of sales, exclusive of depreciation and amortization ("Cost of sales") was $2.0 billion, down 7.1% versus prior year primarily due to lower sales volumes as a result of COVID-19 and lower manufacturing costs. As a percentage of sales, Cost of sales decreased 2.0%.
•Selling, general and administrative ("SG&A") expense was $836 million, down 5.7% year-over-year due to cost mitigation initiatives. As a percentage of sales, SG&A expense decreased 0.5%.
•Income before income taxes was $572 million.
•The reported effective tax rate was 21.7%. The adjusted effective tax rate was 21.9%.
•Net income from continuing operations attributable to PPG was $442 million.
•Earnings per diluted share from continuing operations attributable to PPG was $1.86.
For the nine months ended September 30, 2020:
•Cash flows provided by operating activities from continuing operations was $1,163 million, a decrease of $112 million year-over-year.
•Capital expenditures, including business acquisitions (net of cash acquired), was $215 million.
•The Company paid $368 million in dividends.
•In September 2020, PPG repaid $1.0 billion of the $1.5 billion 364-Day Term Loan Credit Agreement due in April 2021 using cash on hand.
Performance in the third quarter of 2020 compared to the third quarter of 2019
Performance Overview
Net Sales by Region

	Three Months Ended September 30		Percent Change
($ in millions, except percentages)	2020	2019	2020 vs. 2019
United States and Canada	$1,484	$1,665	(10.9)%
Europe, Middle East and Africa ("EMEA")	1,171	1,127	3.9%
Asia Pacific	672	644	4.3%
Latin America	358	390	(8.2)%
Total	$3,685	$3,826	(3.7)%
Net sales decreased $141 million due to the following:
    ● Lower sales volumes (-5%)

Partially offset by:
● Higher selling prices (1%)
As a result of COVID-19 and reduced global economic activity, lower sales volumes resulted in lower net sales in both reportable business segments. Higher selling prices partially offset this downturn.
For specific business results, see the Performance of Reportable Business Segments section within Item 2 of this Form 10-Q.
Cost of Sales, exclusive of depreciation and amortization

	Three Months Ended September 30		Percent Change
($ in millions, except percentages)	2020	2019	2020 vs. 2019
Cost of sales, exclusive of depreciation and amortization	$2,026	$2,181	(7.1)%
Cost of sales as a percentage of net sales	55.0%	57.0%	(2.0)%
Cost of sales, exclusive of depreciation and amortization, decreased $155 million primarily due to the following:
    ● Lower sales volumes
Partially offset by:
    ● Cost of sales attributable to acquired businesses
Selling, general and administrative expenses

	Three Months Ended September 30		Percent Change
($ in millions, except percentages)	2020	2019	2020 vs. 2019
Selling, general and administrative expenses (SG&A)	$836	$887	(5.7)%
Selling, general and administrative expenses as a percentage of net sales	22.7%	23.2%	(0.5%)
SG&A expense decreased $51 million primarily due to the following:
    ● Cost savings initiatives, including restructuring actions
Other costs and other income

	Three Months Ended September 30		Percent Change
($ in millions, except percentages)	2020	2019	2020 vs. 2019
Interest expense, net of Interest income	$30	$23	30.4%
Other charges	$21	$26	(19.2)%
Other income	($24)	($14)	71.4%
Interest expense, net of Interest income
Interest expense, net of Interest income was higher in the three months ended September 30, 2020 due to the $1.5 billion 364-day term loan credit agreement entered into in April 2020. As of September 30, 2020, $500 million remains outstanding under this agreement.
Other charges
Other charges were lower in the three months ended September 30, 2020 compared to prior year due to lower environmental remediation charges during the quarter.

Effective tax rate and earnings per diluted share

	Three Months Ended September 30		Percent Change
($ in millions, except percentages)	2020	2019	2020 vs. 2019
Income tax expense	$124	$109	13.8%
Effective tax rate	21.7%	22.7%	(1.0)%
Adjusted effective tax rate, continuing operations*	21.9%	22.7%	(0.8)%

Earnings per diluted share, continuing operations	$1.86	$1.54	20.8%
Adjusted earnings per diluted share*	$1.93	$1.67	15.6%
*See Regulation G Reconciliation below
The effective tax rate for the three months ended September 30, 2020 reflects the impact of certain discrete tax items for the quarter. The Company expects that its fourth quarter 2020 effective tax rate will be between 18% and 21%, including potential favorable discrete tax items.
Adjusted earnings per diluted share for the three months ended September 30, 2020 increased year-over-year due to the items described further in the Regulation G reconciliation.
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

	Three Months Ended September 30, 2020
($ in millions, except percentages and per share amounts)	Income Before Income Taxes	Tax Expense	Effective Tax Rate	Net income (attributable to PPG)	Earnings per diluted share(a)
As reported, continuing operations	$572	$124	21.7%	$442	$1.86
Adjusted for:
Business restructuring-related costs, net (b)	14	4	26.2%	10	0.04
Expenses incurred due to a natural disaster(c)	8	2	24.3%	6	0.03
Adjusted, continuing operations, excluding certain items	$594	$130	21.9%	$458	$1.93

	Three Months Ended September 30, 2019
($ in millions, except percentages and per share amounts)	Income Before Income Taxes	Tax Expense	Effective Tax Rate	Net income (attributable to PPG)	Earnings per diluted share(a)
As reported, continuing operations	$481	$109	22.7%	$366	$1.54
Adjusted for:
Business restructuring-related costs, net (b)	18	4	23.3%	14	0.06
Environmental remediation charges, net	21	5	25.2%	16	0.07
Adjusted, continuing operations, excluding certain items	$520	$118	22.7%	$396	$1.67
(a)    Earnings per diluted share is calculated based on unrounded numbers. Figures in the table may not recalculate due to rounding.
(b)    Included in business restructuring-related costs, net are business restructuring charges, accelerated depreciation of certain assets and other related costs, offset by releases related to previously approved programs.
(c)    In the third quarter 2020, Hurricane Laura caused damages to a southern U.S. factory that supports the Company's specialty coatings and materials business.
Performance of Reportable Business Segments
Performance Coatings

	Three Months Ended September 30		$ Change	% Change
($ in millions, except per share amounts)	2020	2019	2020 vs. 2019	2020 vs. 2019
Net sales	$2,251	$2,313	($62)	(2.7)%
Segment income	$426	$380	$46	12.1%
Performance Coatings net sales decreased due to the following:
    ● Lower sales volumes (-5%)
Partially offset by:
    ● Higher selling prices (2%)
    ● Acquisition-related sales (1%)
Architectural coatings - Americas and Asia Pacific net sales, excluding the impact of currency and acquisitions ("organic sales") increased a low-single-digit percentage with differences by channel and region. Sales volumes were mixed by channel during the quarter, including the unfavorable impact of inclement weather in the southern U.S. and lower commercial repaint activity impacting the company-owned stores channel. Despite challenging economic conditions in Mexico, the PPG Comex architectural coatings business organic sales increased by a mid-single-digit percentage compared to the prior year as most concessionaire locations have reopened after mandated shutdowns.
Architectural coatings – EMEA organic sales increased by about 10%, driven in part by strong consumer demand after many countries permitted retail stores to reopen after mandatory closures during the second quarter.

Sales volumes for automotive refinish coatings declined about 10% versus prior year, despite strong sales volumes in China during the quarter. Higher selling prices were more than offset by lower sales volumes in each region reflecting lower collision claims in the U.S. and continued lower traffic density in most of the world.
Aerospace coatings sales volumes decreased about 35% year-over-year due to a sharp decline in commercial OEM and after-market demand due to lower airline activity. Net sales benefited from consistent military demand year-over-year and acquisition-related sales from Texstars and Dexmet.
Sales volumes in the protective and marine coatings business were down a mid-single-digit percentage driven by lower sales volumes in all regions, with the exception of Asia Pacific, driven by continued weak demand in the oil and gas sector and project delays.
Segment income increased $46 million year-over-year due to the execution of cost-mitigation efforts, higher selling prices, and restructuring initiatives, partially offset by lower sales volumes related to the pandemic.
Looking Ahead
Looking ahead for the Performance Coatings segment, net sales are expected to be lower year-over-year by a mid-single-digit percentage, with continued sharper declines in the commercial aerospace coatings businesses. Overall segment sales are anticipated to be lower sequentially due to normal seasonality. Lastly, acquisitions are forecast to add about $15 million of net sales primarily from Texstars and ICR, and foreign currency translation is expected to have an unfavorable impact on segment sales and earnings of about $10 million to $20 million and $5 million, respectively, based on recent exchange rates.
Industrial Coatings

	Three Months Ended September 30		$ Change	% Change
($ in millions, except per share amounts)	2020	2019	2020 vs. 2019	2020 vs. 2019
Net sales	$1,434	$1,513	($79)	(5.2)%
Segment income	$253	$206	$47	22.8%
Industrial Coatings segment net sales decreased due to the following:
    ● Lower sales volumes (-5%)
Automotive OEM coatings sales volumes were flat year-over-year driven by strong year-over-year automotive OEM retail sales in China and improving production build rates in the U.S. and Europe. In addition, sales volumes were strongest in China, increasing by a low-teen-percentage compared to the prior year third quarter.
For the industrial coatings business, net sales decreased by a mid-single-digit percentage year-over-year due to mixed demand by sub-segment. Electronic materials and appliances had strong year-over-year growth, and sales volumes in China were higher than the prior year.
Packaging coatings organic sales decreased by a low-single-digit percentage year-over-year as strong demand in the U.S. and Latin America was offset by softer aggregate demand in Asia and Europe.
Segment income increased $47 million year-over-year due to cost-mitigation actions and restructuring cost savings.
Looking ahead
Looking ahead for the Industrial Coatings segment, on a sequential basis, demand is expected to be modestly better in the fourth quarter compared to the third quarter, but likely will remain below prior-year levels. Aggregate net sales for the business segment are expected to be lower by a low-single-digit percentage and it is anticipated that selling prices will be flat. Based on current exchange rates, foreign currency translation is not expected to have a significant impact on segment sales or earnings for the third quarter. All businesses are focusing on strong cost management and cost mitigation actions along with cash flow optimization.

Performance in the first nine months of 2020 compared to the first nine months of 2019
Performance Overview
Net Sales by Region

	Nine Months Ended September 30		Percent Change
($ in millions, except percentages)	2020	2019	2020 vs. 2019
United States and Canada	$4,269	$4,964	(14.0)%
EMEA	3,158	3,496	(9.7)%
Asia-Pacific	1,697	1,870	(9.3)%
Latin America	953	1,144	(16.7)%
Total	$10,077	$11,474	(12.2)%
Net sales decreased $1,397 million due to the following:
    ● Lower sales volumes (-13%)
● Unfavorable foreign currency translation (-2%)
Partially offset by:
    ● Higher selling prices (2%)
● Acquisition-related sales (1%)
As a result of COVID-19 and reduced global economic activity, lower sales volumes and unfavorable foreign currency translation reduced net sales in each region and in both reportable business segments. Higher selling prices and acquisition-related sales partially offset this downturn.
Foreign currency translation decreased net sales by approximately $210 million as the U.S. dollar strengthened against several foreign currencies versus the prior year, most notably the Mexican peso.
For specific business results, see the Performance of Reportable Business Segments section within Item 2 of this Form 10-Q.
Cost of Sales, exclusive of depreciation and amortization

	Nine Months Ended September 30		Percent Change
($ in millions, except percentages)	2020	2019	2020 vs. 2019
Cost of sales, exclusive of depreciation and amortization	$5,637	$6,542	(13.8)%
Cost of sales as a percentage of net sales	55.9%	57.0%	(1.1)%
Cost of sales, exclusive of depreciation and amortization, decreased $905 million primarily due to the following:
    ● Lower sales volumes
    ● Foreign currency translation
Partially offset by:
    ● Cost of sales attributable to acquired businesses
Selling, general and administrative expenses

	Nine Months Ended September 30		Percent Change
($ in millions, except percentages)	2020	2019	2020 vs. 2019
Selling, general and administrative expenses (SG&A)	$2,507	$2,710	(7.5)%
Selling, general and administrative expenses as a percentage of net sales	24.9%	23.6%	1.3%
SG&A expense decreased $203 million primarily due to the following:
    ● Cost savings initiatives, including restructuring actions
● Foreign currency translation
Partially offset by:
● Charge for potential uncollectible accounts related to COVID-19 incurred in the first quarter of 2020

Other costs and income

	Nine Months Ended September 30		Percent Change
($ in millions, except percentages)	2020	2019	2020 vs. 2019
Interest expense, net of Interest income	$89	$76	17.1%
Other charges	$45	$69	(34.8)%
Other income	($53)	($61)	(13.1)%
Interest expense, net of Interest income
Interest expense, net of Interest income was higher in the nine months ended September 30, 2020 due to the $1.5 billion 364-day term loan credit agreement entered into in April 2020. As of September 30, 2020, $500 million remains outstanding under this agreement.
Other charges
Other charges were lower in the nine months ended September 30, 2020 compared to prior year due to lower environmental remediation charges, offset by a debt extinguishment charge related to the early retirement of debt in the second quarter 2020.
Effective tax rate and earnings per diluted share

	Nine Months Ended September 30		Percent Change
($ in millions, except percentages)	2020	2019	2020 vs. 2019
Income tax expense	$224	$297	(24.6)%
Effective tax rate	22.0%	23.5%	(1.5)%
Adjusted effective tax rate, continuing operations*	22.8%	23.6%	(0.8)%

Earnings per diluted share, continuing operations	$3.30	$3.98	(17.1)%
Adjusted earnings per diluted share*	$4.11	$4.90	(16.1)%
*See Regulation G Reconciliation below
The effective tax rate for the nine months ended September 30, 2020 reflects the impact of certain discrete tax items. The Company expects that its full year 2020 effective tax rate will be between 21% and 23%.
Adjusted earnings per diluted share for the nine months ended September 30, 2020 decreased year-over-year due to the items described further in the Regulation G reconciliation.
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

	Nine Months Ended September 30, 2020
($ in millions, except percentages and per share amounts)	Income Before Income Taxes	Tax Expense	Effective Tax Rate	Net income from continuing operations (attributable to PPG)	Earnings per diluted share(a)
As reported, continuing operations	$1,017	$224	22.0%	$784	$3.30
Adjusted for:
Business restructuring-related costs, net (b)	200	52	26.0%	148	0.62
Increase in allowance for doubtful accounts related to COVID-19	30	7	23.2%	23	0.10
Environmental remediation charges	12	3	24.3%	9	0.04
Expenses incurred due to a natural disaster(c)	8	2	24.3%	6	0.03
Debt extinguishment charge	7	2	24.3%	5	0.02
Adjusted, continuing operations, excluding certain items	$1,274	$290	22.8%	$975	$4.11

	Nine Months Ended September 30, 2019
($ in millions, except percentages and per share amounts)	Income Before Income Taxes	Tax Expense	Effective Tax Rate	Net income from continuing operations (attributable to PPG)	Earnings per diluted share(a)
As reported, continuing operations	$1,263	$297	23.5%	$948	$3.98
Adjusted for:
Business restructuring-related costs, net (b)	203	49	24.1%	154	0.65
Environmental remediation charges, net	61	14	23.0%	47	0.20
Acquisition-related costs	17	4	23.5%	13	0.05
Costs associated with accounting investigations	7	2	28.6%	5	0.02
Adjusted, continuing operations, excluding certain items	$1,551	$366	23.6%	$1,167	$4.90
(a)    Earnings per diluted share is calculated based on unrounded numbers. Figures in the table may not recalculate due to rounding.
(b)     Included in business restructuring-related costs, net are business restructuring charges, accelerated depreciation of certain assets and other related costs, offset by releases related to previously approved programs.
(c)    In the third quarter 2020, Hurricane Laura caused damages to a southern U.S. factory that supports the Company's specialty coatings and materials business.
Performance of Reportable Business Segments
Performance Coatings

	Nine Months Ended September 30		$ Change	% Change
($ in millions, except per share amounts)	2020	2019	2020 vs. 2019	2020 vs. 2019
Net sales	$6,328	$6,851	($523)	(7.6)%
Segment income	$1,060	$1,102	($42)	(3.8)%
Performance Coatings net sales decreased due to the following:
    ● Lower sales volumes (-9%)
    ● Unfavorable foreign currency translation (-2%)
Partially offset by:
    ● Higher selling prices (2%)
    ● Acquisition-related sales (1%)

Architectural coatings - Americas and Asia Pacific net sales decreased a low-single-digit percentage during the first nine months of the year with differences by channel and region. Higher DIY sales volumes were more than offset by the unfavorable impact of retail store shutdowns in the U.S., Canada and Mexico and unfavorable foreign currency translation driven by the Mexican peso.
Architectural coatings – EMEA organic sales increased by a low-single-digit percentage driven by a strong volumes in the third quarter offset by lower demand in Southern Europe earlier in the year when various countries mandated the closure of retail paint stores.
Net sales for automotive refinish coatings were down about 15% versus prior year driven by a sharp decline in global miles driven and traffic density in most of the world.
Aerospace coatings sales volumes decreased about 20% year-over-year due to a sharp decline in commercial OEM, general aviation and after-market products. Net sales benefited from consistent demand for the company’s military applications and acquisition-related sales from Dexmet and Texstars.
Sales volumes in the protective and marine coatings business were down a mid-single-digit percentage driven by delayed projects as a result of the pandemic and lower demand in the U.S. oil and gas sector.
Segment income decreased $42 million year-over-year, including unfavorable foreign currency translation impacts of approximately $20 million. Segment income was impacted by lower sales volumes related to the pandemic and unfavorable foreign currency translation partially offset by higher selling prices, execution of cost-mitigation efforts and restructuring initiatives.
Industrial Coatings

	Nine Months Ended September 30		$ Change	% Change
($ in millions, except per share amounts)	2020	2019	2020 vs. 2019	2020 vs. 2019
Net sales	$3,749	$4,623	($874)	(18.9)%
Segment income	$468	$659	($191)	(29.0)%
Industrial Coatings segment net sales decreased due to the following:
    ● Lower sales volumes (-18%)
    ● Unfavorable foreign currency translation (-2%)
Partially offset by:
    ● Acquisition-related sales (1%)
Automotive OEM coatings sales volumes decreased by about 25% year-over-year, driven by the significant curtailment in global automotive industry production rates.
For the industrial coatings business, net sales decreased by about 15% compared to prior year. Acquisition-related sales from Whitford were more than offset by lower demand stemming from reduced industrial production in most regions due to customer shutdowns.
Packaging coatings organic sales were flat year-over-year as modestly higher selling prices were offset by lower sales volumes stemming from pandemic-related customer shutdowns.
Segment income decreased $191 million year-over-year, including unfavorable foreign currency translation impacts of about $10 million. Segment income was impacted by lower sales volumes driven by customer shutdowns related to the pandemic, partially offset by cost-mitigation actions, restructuring cost savings, and modestly higher selling prices.
Liquidity and Capital Resources
PPG had cash and short-term investments totaling $2.1 billion and $1.3 billion at September 30, 2020 and December 31, 2019, respectively.
Cash provided by operating activities from continuing operations for the nine months ended September 30, 2020 and 2019 was $1,163 million and $1,275 million, respectively. Operating cash flow decreased primarily due to lower net income and increased cash payments for restructuring actions partially offset by improvement in working capital in the first nine months of 2020 compared to the prior year.
Other uses of cash during the nine months ended September 30, 2020 included:
•Capital expenditures, excluding acquisitions, of $170 million.

•Business acquisition cash spending of $45 million.
•Cash dividends paid of $368 million.
In August 2020, PPG completed a public offering of $100 million aggregate principal amount of 3.75% notes due March 2028. These notes were issued as additional notes pursuant to PPG’s existing shelf registration statement and pursuant to the Indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, as supplemented (the "Indenture"), which is is the same Indenture pursuant to which we previously issued $700 million in aggregate principle amount of our 3.75% notes due March 2028 on February 27, 2018. The new notes will be treated as a single series of notes with the existing notes under indenture, have the same CUSIP number as the existing notes, and be fungible with the existing notes for US federal income tax purposes. The Indenture governing these notes contains covenants that limit the Company’s ability to, among other things, incur certain liens securing indebtedness, engage in certain sale-leaseback transactions, and enter into certain consolidations, mergers, conveyances, transfers or leases of all or substantially all the Company’s assets. The terms of these notes also require the Company to make an offer to repurchase the notes upon a Change of Control Triggering Event (as defined in the Indenture) at a price equal to 101% of their principal amount plus accrued and unpaid interest. The Company may issue additional debt from time to time pursuant to the Indenture. The aggregate cash proceeds from the notes, including the premium received at issuance, net of fees, was $119 million.
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
In April 2020, PPG entered into a $1.5 billion 364-Day Term Loan Credit Agreement (the “Term Loan”). The Term Loan contains covenants that are consistent with those in the Credit Agreement described below and that are usual and customary restrictive covenants for facilities of its type, which include, with specified exceptions, limitations on the Company’s ability to create liens or other encumbrances, to enter into sale and leaseback transactions and to enter into consolidations, mergers or transfers of all or substantially all of its assets. In September 2020, PPG repaid $1.0 billion of the Term Loan using cash on hand. The remaining Term Loan terminates and all amounts outstanding are payable on April 13, 2021.
In March 2020, PPG borrowed $800 million under the Credit Agreement and repaid this amount in full in April 2020. There were no amounts outstanding under the Credit agreement as of September 30, 2020 and December 31, 2019.
In August 2019, PPG completed a public debt offering of $300 million aggregate principal amount of 2.4% notes due 2024 and $300 million aggregate principal amount of 2.8% notes due 2029 and received aggregate net proceeds of $594 million.
The Term Loan and Credit Agreement require the Company to maintain a ratio of Total Indebtedness to Total Capitalization, as defined in the Term Loan, of 60% or less; provided, that for any fiscal quarter in which the Company has made an acquisition for consideration in excess of $1 billion and for the next five fiscal quarters thereafter, the ratio of Total Indebtedness to Total Capitalization may not exceed 65% at any time. As of September 30, 2020, Total Indebtedness to Total Capitalization as defined under the Credit Agreement and the Term Loan was 48%.
The Company's commercial paper borrowings are supported by the five-year revolving credit agreement (the "Credit Agreement") entered into in 2019. As a result, commercial paper borrowings are classified as long-term debt based on PPG's intent and ability to refinance these borrowings on a long-term basis. As of September 30, 2020, no commercial paper borrowings were outstanding. As of December 31, 2019, there were $100 million of commercial paper borrowings outstanding.

Total capital spending in 2020 is expected to be $325 million to $350 million, an increase versus the prior Company estimate reflecting the initiation of certain additional projects. The Company continues to defer non-essential capital spending in response to lower industry demand conditions. PPG expects to make mandatory contributions to its non-U.S. pension plans in the range of $5 million to $10 million during the remaining three months of 2020. PPG may make voluntary contributions to its defined benefit pension plans in 2020 and beyond.
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

($ in millions, except percentages)	September 30, 2020	December 31, 2019	September 30, 2019
Trade receivables, net	$2,495	$2,479	$2,737
Inventories, FIFO	1,784	1,834	1,987
Trade creditors’ liabilities	2,055	2,098	2,190
Operating working capital	$2,224	$2,215	$2,534
Operating working capital as a % of Sales	15.1%	15.1%	16.6%
Days sales outstanding	56	56	59
Days payable outstanding	97	94	95
Other Liquidity Information
The Company continues to believe that cash on hand and short-term investments, cash from operations and the Company's access to capital markets will continue to be sufficient to fund our operating activities, capital spending, acquisitions, dividend payments, debt service, share repurchases, contributions to pension plans and PPG's significant contractual obligations.
Environmental

	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2020	2019	2020	2019
Cash outlays for environmental remediation activities	$15	$21	$52	$57

($ in millions)	Remainder of 2020	Annually 2021 - 2024
Projected future cash outlays for environmental remediation activities	$10 - $20	$20 - $50
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
Currency
Comparing spot exchange rates at December 31, 2019 and at September 30, 2020, the U.S. dollar strengthened against currencies of many countries within the regions PPG operates. As a result, consolidated net assets at September 30, 2020 decreased by $447 million compared to December 31, 2019 primarily driven by the Mexican peso.
Comparing average exchange rates during the first nine months of 2020 to those of the first nine months of 2019, the U.S. dollar strengthened against currencies of most countries within the regions PPG operates. This had an unfavorable impact on Income before income taxes for the nine months ended September 30, 2020 of $30 million from the translation of these foreign earnings into U.S. dollars.
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
As also discussed in Note 15, PPG has significant reserves for environmental contingencies. Please refer to the Environmental Matters section of Note 15 for details of these reserves. A significant portion of our reserves for environmental contingencies relate to ongoing remediation at PPG's former chromium manufacturing plant in Jersey City, N.J. and associated sites ("New Jersey Chrome"). The Company continues to analyze, assess and remediate the environmental issues associated with New Jersey Chrome. Information will continue to be generated from the ongoing groundwater remedial investigation activities related to New Jersey Chrome and will be incorporated into a final draft remedial action work plan for groundwater expected to be submitted to the New Jersey Department of Environmental Protection in the fourth quarter 2020.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Risk
At September 30, 2020 and December 31, 2019, PPG had non-U.S. dollar denominated borrowings outstanding of $2.3 billion. A weakening of the U.S. dollar by 10% against European currencies and by 20% against Asian and South American currencies would have resulted in unrealized translation losses on these borrowings of $265 million at September 30, 2020 and $255 million at December 31, 2019, respectively.
The fair value of foreign currency forward contracts outstanding at September 30, 2020 and December 31, 2019 was a net liability of $3 million and a net liability of $7 million, respectively. The potential reduction in PPG's Income before income taxes resulting from the impact of adverse changes in exchange rates on the fair value of its outstanding foreign currency hedge contracts of 10% for European and Canadian currencies and 20% for Asian and Latin American currencies for the period ended September 30, 2020 was $183 million and $357 million for the period ended December 31, 2019.
PPG has U. S. dollar to euro cross currency swap contracts with a total notional amount of $875 million outstanding, resulting in a net asset of $34 million and a net asset of $48 million at September 30, 2020 and December 31, 2019, respectively. A 10% increase in the value of the euro to the U.S. dollar would have had an unfavorable effect on the fair value of these swap contracts by reducing the value of these instruments by $92 million and $87 million at September 30, 2020 and December 31, 2019, respectively.
Interest Rate Risk
The Company manages its interest rate risk of fixed and variable rates while attempting to minimize its interest costs. PPG has interest rate swaps which converted $525 million of fixed rate debt to variable rate debt. The fair value of these contracts was an asset of $74 million and $35 million at September 30, 2020 and December 31, 2019, respectively. An increase in variable interest rates of 10% would lower the fair value of these swaps and increase interest expense by $1 million and $7 million for the periods ended September 30, 2020 and December 31, 2019, respectively. A 10% increase in interest rates in the U.S., Canada, Mexico and Europe and a 20% increase in interest rates in Asia and South America would have an insignificant effect on PPG's variable rate debt obligations and interest expense for the periods ended September 30, 2020 and December 31, 2019. Further a 10% reduction in interest rates would have increased the fair value of the Company's fixed rate debt by approximately $51 million and $67 million at September 30, 2020 and December 31, 2019, respectively; however, such changes would not have had an effect on PPG's income before income taxes or cash flows.
There were no other material changes in the Company’s exposure to market risk from December 31, 2019 to September 30, 2020. See Note 13, “Financial Instruments, Hedging Activities and Fair Value Measurements” for a description of our instruments subject to market risk.
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
On May 20, 2018, a putative securities class action lawsuit was filed in the U.S. District Court for the Central District of California against the Company and three of its current and former officers.  On September 21, 2018, an Amended Class Action Complaint was filed in the lawsuit. The Amended Complaint, captioned Trevor Mild v. PPG Industries, Inc., Michael H. McGarry, Vincent J. Morales, and Mark C. Kelly, asserted securities fraud claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of persons who purchased or otherwise acquired stock of the Company between January 19, 2017 and May 10, 2018. The allegations related to, among other things, allegedly false and misleading statements and/or failures to disclose information about the Company’s business, operations and prospects. The parties reached a settlement in principal on May 1, 2019.  On June 2, 2019, the plaintiff filed with the court a Petition for Preliminary Approval of the proposed settlement, including the proposed settlement amount of $25 million. On November 22, 2019, the court entered final judgment approving the settlement. PPG’s insurance carriers fully funded the settlement escrow account and the court-approved settlement payments to class members are expected to be distributed by the claims administrator in late 2020 or early 2021.

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
In the past, the Company and others have been named as defendants in several cases in various jurisdictions claiming damages related to exposure to lead and remediation of lead-based coatings applications. PPG has been dismissed as a defendant from most of these lawsuits and has never been found liable in any of these cases. After having not been named in a new lead-related lawsuit for 15 years, PPG was named as a defendant in two Pennsylvania state court lawsuits filed by Montgomery County and Lehigh County in the respective counties on October 4, 2018 and October 12, 2018. Both suits seek declaratory relief arising out of alleged public nuisances in the counties associated with the presence of lead paint on various buildings constructed prior to 1980. The Company believes these actions are without merit and intends to defend itself vigorously.
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
No shares were repurchased in the three months ended September 30, 2020 under the current $2.5 billion share repurchase program approved in December 2017. The maximum number of shares that may yet be purchased under this program is 12,371,858 shares as of September 30, 2020. This repurchase program has no expiration date.
Item 6. Exhibits
See the Index to Exhibits on page 41.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Index to Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q.

†10	PPG Industries, Inc. Deferred Compensation Plan related to compensation deferred on or after to January 1, 2005, as amended and restated effective January 1, 2021.
†31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
††32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
††32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.
† Filed herewith.
†† Furnished herewith.
*The instance document does not appear in the Interactive Data File because its XBRL (Extensible Business Reporting Language) tags are embedded within the Inline XBRL document.
**Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL: (i) the Condensed Consolidated Statement of Income for the nine months ended September 30, 2020 and 2019, (ii) the Condensed Consolidated Balance Sheet at September 30, 2020 and December 31, 2019, (iii) the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2020 and 2019, and (iv) Notes to Condensed Consolidated Financial Statements for the nine months ended September 30, 2020.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PPG INDUSTRIES, INC.
(Registrant)

Date:	October 20, 2020	By:	/s/ Vincent J. Morales
Vincent J. Morales
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

		By:	/s/ William E. Schaupp
William E. Schaupp
Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)