Form 10-K
period 2020-12-31
PPG INDUSTRIES INC
filed 2021-02-18
CIK 79879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates as of June 30, 2020, was $25,002 million.
As of January 31, 2021, 236,788,855 shares of the Registrant’s common stock, with a par value of $1.66 2/3 per share, were outstanding. As of that date, the aggregate market value of common stock held by non-affiliates was $31,863 million.
 DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated By Reference In Part No.
Portions of PPG Industries, Inc. Proxy Statement for its 2021 Annual Meeting of Shareholders	III
2020 PPG ANNUAL REPORT AND FORM 10-K 1

PPG INDUSTRIES, INC.
AND CONSOLIDATED SUBSIDIARIES

As used in this report, the terms “PPG,” “Company,” “Registrant,” “we,” “us” and “our” refer to PPG Industries, Inc., and its subsidiaries, taken as a whole, unless the context indicates otherwise.

Note on Incorporation by Reference
Throughout this report, various information and data are incorporated by reference from the Company’s 2020 Annual Report (hereinafter referred to as “the Annual Report”). Any reference in this report to disclosures in the Annual Report shall constitute incorporation by reference only of that specific information and data into this Form 10-K.
     2020 PPG ANNUAL REPORT AND 10-K 2

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
PPG supplies coatings and specialty materials to customers in a wide array of end-uses, including industrial equipment and components; packaging material; aircraft and marine equipment; automotive original equipment; automotive refinish; pavement marking products; as well as coatings for other industrial and consumer products. PPG also serves commercial and residential new build and maintenance customers by supplying coatings to painting and maintenance contractors and directly to consumers for decoration and maintenance. The coatings industry is highly competitive and consists of several large firms with global presence and many firms supplying local or regional markets. PPG competes in its primary markets with the world’s largest coatings companies, most of which have global operations, and many regional coatings companies.
PPG’s business is comprised of two reportable business segments: Performance Coatings and Industrial Coatings as described below:
2020 PPG ANNUAL REPORT AND FORM 10-K 3

PERFORMANCE COATINGS

Strategic Business Unit	Products	Primary End-uses	Main Distribution Methods	Primary Brands
Aerospace Coatings	Coatings, sealants, transparencies, transparent armor, adhesives, engineered materials, packaging and chemical management services for the aerospace industry	Commercial, military, regional jet and general aviation aircraft	Direct to customers and company-owned distribution network	PPG®
Architectural Coatings Americas and Asia Pacific	Paints, wood stains, adhesives and purchased sundries	Painting and maintenance contractors and consumers for decoration and maintenance of residential and commercial building structures	Company-owned stores, home centers and other regional or national consumer retail outlets, paint dealers, concessionaires, independent distributors and direct to consumers	PPG®, GLIDDEN®, COMEX®, OLYMPIC®, DULUX® (in Canada), SIKKENS®, PPG PITTSBURGH PAINTS®, MULCO®, FLOOD®, LIQUID NAILS®, SICO®, RENNER®, TAUBMANS®, WHITE KNIGHT®, BRISTOL®, HOMAX® among others
Architectural Coatings Europe, Middle East and Africa (EMEA)				SIGMA®, HISTOR®, SEIGNEURIE®, GUITTET®, PEINTURES GAUTHIER®, RIPOLIN®, JOHNSTONE’S®, LEYLAND®, PRIMALEX®, DEKORAL®, TRILAK®, PROMINENT PAINTS®, GORI®, BONDEX®, and DANKE!® among others
Automotive Refinish Coatings	Coatings, solvents, adhesives, sealants, sundries, software	Automotive and commercial transport/fleet repair and refurbishing, light industrial coatings and specialty coatings for signs	Independent distributors and direct to customers	PPG®, SEM®, SPRINT®
Protective and Marine Coatings	Coatings and finishes for the protection of metals and structures	Metal fabricators, heavy duty maintenance contractors and manufacturers of ships, bridges and rail cars	Direct to customers, company-owned architectural coatings stores, independent distributors and concessionaires	PPG®
Traffic Solutions	Paints, thermoplastics, pavement marking products and other advanced technologies for pavement marking	Government, commercial infrastructure, painting and maintenance contractors, military	Direct to customers, government agencies and independent distributors	Ennis-Flint®

Segment Overview	This reportable business segment primarily supplies a variety of protective and decorative coatings, sealants and finishes along with pavement marking products, paint strippers, stains and related chemicals, as well as transparencies and transparent armor.
Major Competitive Factors	Product performance, technology, quality, technical and customer service, price, customer productivity, distribution and brand recognition
Global Competitors	Akzo Nobel N.V., Axalta Coating Systems Ltd., BASF Corporation, Benjamin Moore, Cromology, Hempel A/S, Kansai Paints, the Jotun Group, Masco Corporation, Nippon Paint; RPM International Inc, the Sherwin-Williams Company, Tikkurila Oyj and 3M Company
2020 Strategic Acquisitions	Ennis-Flint, Industria Chimica Reggiana (“ICR”). Refer to Note 3, “Acquisitions and Divestitures” under Item 8 of this Form 10-K for more information.
Average Number of Employees in 2020	26,400
Principal Manufacturing and Distribution Facilities	Amsterdam, Netherlands; Birstall, United Kingdom; Busan, South Korea; Carrollton, Texas; Clayton, Australia; Delaware, Ohio; Deurne, Belgium; Gonfreville, France; Huntsville, Alabama; Huron, Ohio; Kunshan, China; Little Rock, Arkansas; Mexico City, Mexico; Milan, Italy; Mojave, California; Oakwood, Georgia; Ontario, Canada; Ostrow Wielkopolski, Poland; Ruitz, France; Shildon, United Kingdom; Sylmar, California; Stowmarket, United Kingdom; Tepexpan, Mexico; Waxahachie, Texas; and Wroclaw, Poland.
     2020 PPG ANNUAL REPORT AND 10-K 4

INDUSTRIAL COATINGS

Strategic Business Unit	Products	Primary End-uses	Main Distribution Methods	Primary Brands
Automotive OEM(a) Coatings	Specifically formulated coatings, adhesives and sealants and metal pretreaments	Automotive original equipment	Direct to manufacturing companies and various coatings applicators	PPG®
Industrial Coatings	Specifically formulated coatings, adhesives and sealants and metal pretreaments; services and coatings application	Appliances, agricultural and construction equipment, consumer electronics, automotive parts and accessories, building products (including residential and commercial construction), kitchenware, transportation vehicles and numerous other finished products; On-site coatings services within several customer manufacturing locations as well as at regional service centers.		PPG®
Packaging Coatings	Specifically formulated coatings	Metal cans, closures, plastic tubes, industrial packaging, and promotional and specialty packaging		PPG®
Specialty Coatings and Materials	Amorphous precipitated silicas, TESLIN® substrate, Organic Light Emitting Diode (OLED) materials, optical lens materials and photochromic dyes	SILICA - Tire, battery separator and other end-uses
TESLIN - Labels, e-passports, drivers’ licenses, breathable membranes, loyalty cards and identification cards
OLED - displays and lighting
		LENS MATERIALS - optical lenses and color-change products		PPG® TESLIN®
(a) Original equipment manufacturer (OEM)

Segment Overview
This reportable business segment primarily supplies a variety of protective and decorative coatings and finishes along with adhesives, sealants, metal pretreatment products, optical monomers and coatings, low-friction coatings, precipitated silicas and other specialty materials.

Alliances	PPG has established alliances with Kansai Paints to serve Japanese-based automotive OEM customers in North America and Europe and Asian Paints Ltd. to serve certain aftermarket customers and automotive OEM customers in India.
Major Competitive Factors	Product performance, technology, quality, technical and customer service, price, customer productivity and distribution.
Global Competitors	Akzo Nobel N.V., Axalta Coating Systems Ltd., BASF Corporation, Kansai Paints, Nippon Paint and the Sherwin-Williams Company
2020 Strategic Acquisitions	Alpha Coating Technologies, LLC. Refer to Note 3, “Acquisitions and Divestitures” under Item 8 of this Form 10-K for more information.
Average Number of Employees in 2020	15,200
Principal Manufacturing and Distribution Facilities	Barberton, Ohio; Busan, South Korea; Cieszyn, Poland; Cleveland, Ohio; Delfzijl, Netherlands; Lake Charles, Louisiana; Oak Creek, Wisconsin; Quattordio, Italy; San Juan del Rio, Mexico; Springdale, Pennsylvania; Sumaré, Brazil; Weingarten, Germany; and Suzhou, Tianjin and Zhangjiagang, China.

2020 PPG ANNUAL REPORT AND FORM 10-K 5

Research and Development

($ in millions)	2020	2019	2018
Research and development costs, including depreciation of research facilities	$401	$456	$464
% of annual net sales	2.9%	3.0%	3.0%
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
Most of the raw materials and energy used in production are purchased from outside sources, and the Company has made, and plans to continue to make, supply arrangements to meet our planned operating requirements for the future. Supply of critical raw materials and energy is managed by establishing contracts with multiple sources and identifying alternative materials or technology whenever possible. Our raw materials include bio-based materials as part of a product renewal strategy. While prices for certain raw materials typically fluctuate with energy prices and global supply and demand changes, such fluctuations are impacted by the fact that the manufacture of our raw materials is several steps downstream from crude oil, natural gas, and other key feedstocks.
We are continuing our aggressive sourcing initiatives to broaden our supply of high quality raw materials, improve our overall competitive cost position and ensure ongoing security of supply. These initiatives include qualifying multiple sources of supply, both local and international, including suppliers from Asia and other lower cost regions of the world, adding on-site resin production at certain manufacturing locations and reducing the amount of titanium dioxide used in our product formulations.

We are subject to existing and evolving standards relating to the registration of chemicals which could potentially impact the availability and viability of some of the raw materials we use in our production processes. Our ongoing, global product stewardship efforts are directed at maintaining our compliance with these standards. Changes to chemical registration regulations have been proposed or implemented in the European Union and many other countries, including China, Canada, the United States (“U.S.”), the United Kingdom (“U.K.”), Brazil, Mexico and South Korea. Because implementation of many of these programs has not been finalized, the financial impact cannot be estimated at this time. We anticipate that the number of chemical registration regulations will continue to increase globally, and we have implemented programs to track and comply with these regulations.
PPG has joined a global initiative to eliminate child labor from the mica industry, and the Company is continuing to take steps, including audits of our suppliers, to ensure compliance with PPG’s policy against the use of child labor in our supply chains.
At PPG, our commitment to sustainability extends to our suppliers as an extension of our internal focus on sustainability. Our Global Supplier Code of Conduct clarifies our global expectations in the areas of business integrity, labor practices, associate health and safety, and environmental management. As a member of the Responsible Mica Initiative, PPG continues to be committed to establishing a fair, responsible and sustainable mica supply chain. In addition, in 2020, PPG engaged EcoVadis™, a leading global corporate social responsibility and sustainability ratings company, to leverage assessment processes, tools, resources and insights to drive sustainability standards and practices throughout PPG's
     2020 PPG ANNUAL REPORT AND 10-K 6

global supply base. The EcoVadis sustainability intelligence suite will assist PPG in providing broad-scale supply chain risk screening and mapping, more reliable supplier sustainability metric scorecards with actionable ratings, and complete audit and improvement management capabilities.
PPG earned a Gold rating from EcoVadis underscoring our ongoing commitment to corporate social responsibility (CSR) and our efforts to manage our economic, social and environmental impact.
We typically experience fluctuating prices for energy and raw materials driven by various factors, including changes in supplier feedstock costs and inventories, global industry activity levels, foreign currency exchange rates, government regulation, and global supply and demand factors. For 2020 versus 2019, we experienced deflationary movements in the majority of our costs, driven by a general slowdown in industrial demand due to the pandemic, affecting the global supply and demand balances. This was in addition to price and cost decreases in most of our key feedstocks through the first half of 2020.
Given the uncertainty of the global economic recovery from the pandemic, coupled with the continuing volatility in certain feedstock costs, particularly the volatility in oil and oil-based derivatives, and foreign currencies, we are not able to predict with certainty the 2021 full-year impact of changes in raw material pricing versus 2020.
Further, given the distribution nature of many of our businesses, logistics and distribution costs are sizable, as are wage and benefit changes. For 2020 versus 2019, PPG experienced a modest increase in logistics costs as a percentage of sales. This is due to inefficiencies in the global supply network and lower transportation agility due to restrictions associated with the global pandemic. Entering into 2021, transportation remains challenged with multiple supply and international trade factors, after the United Kingdom’s exit from the European Union led to equipment shortages, impacting availability. Through the year we see these factors waning as supply networks become stabilized with new global demand patterns and the reduced impact of COVID-19 through vaccination. As a result of these factors, offset by improved operating efficiencies, PPG expects low level increases in logistics costs as a percentage of sales in 2021.
Global Operations
PPG has a significant investment in non-U.S. operations. This broad geographic footprint serves to lessen the significance of economic impacts occurring in any one region on our total Net sales and Income before income taxes in the consolidated statement of income. As a result of our global footprint, we are subject to certain inherent risks, including economic and political conditions in international markets, trade protection measures and fluctuations in foreign currency exchange rates. During 2020, unfavorable foreign currency translation decreased Net sales by approximately $150 million and Income before income taxes by approximately $25 million.
Our net sales in the developed and emerging regions of the world for the years ended December 31st are summarized below:

($ in millions)	2020	2019	2018
Net sales
United States, Canada, Western Europe	$9,218	$10,191	$10,299
Latin America, Central and Eastern Europe, Middle East, Africa, Asia Pacific	4,616	4,955	5,075
Total	$13,834	$15,146	$15,374
Refer to Note 22, “Reportable Business Segment Information” under Item 8 of this Form 10-K for geographic information related to PPG’s property, plant and equipment, and for additional geographic information pertaining to sales.
Seasonality
PPG’s Income before income taxes has typically been greater in the second and third quarters and Cash from operating activities has been greatest in the fourth quarter due to end-use market seasonality, primarily in our architectural coatings and traffic solutions businesses. Demand for our architectural coatings and traffic solutions products is typically the strongest in the second and third quarters due to higher home improvement, maintenance and construction activity during the spring and summer months in the U.S., Canada and Europe. The Latin America paint season is the strongest in the fourth quarter. These cyclical activity levels result in the collection of outstanding receivables and lower inventory on hand in the fourth quarter generating higher Cash from operating activities.
2020 PPG ANNUAL REPORT AND FORM 10-K 7

Employee Relations
The average number of people employed worldwide by PPG during 2020 was approximately 46,900. The Company has numerous collective bargaining agreements throughout the world. We observe local customs, laws and practices in labor relations when negotiating collective bargaining agreements. There were no significant work stoppages in 2020. While we have experienced occasional work stoppages as a result of the collective bargaining process and may experience some work stoppages in the future, we believe that we will be able to negotiate all labor agreements on satisfactory terms. To date, these work stoppages have not had a significant impact on our results of operations. Overall, we believe we have good relationships with our employees.
Human Capital
Launched in 2019, The PPG Way is how we enable, empower and engage each employee to implement the strategies needed to strengthen our position as an industry leader. It guides our employees and leaders as we strive to achieve our purpose of protecting and beautifying the world. Employee engagement is a measure of how authentically we are living our culture. We conduct PPG Pulse Surveys multiple times each year, even in the midst of the global pandemic in 2020, to increase dialogue among teams and implement meaningful action to improve results.
Our people strategies provide the foundation for our teams to thrive and deliver exceptional performance. We are committed to ensuring our employees are safe, healthy, enabled, engaged and valued for the diverse talents they bring to PPG. We believe that having quality dialogue with our people, recognizing the value they bring and championing an authentic culture generates engaged employees and a company that is more innovative, productive and competitive. Our focus on and investment in learning and development are crucial to ensuring we keep our people engaged, productive and successful at every stage of their careers. We are committed to promoting from within wherever possible while also bringing in new ideas, thoughts and insights.
One of PPG’s greatest strengths is the diversity of our people, who represent wide-ranging nationalities, cultures, languages, religions, ethnicities, lifestyles, and professional and educational backgrounds. Their unique perspectives enable us to meet challenges quickly, creatively and effectively, providing a significant competitive advantage in today’s global economy. To ensure our people feel valued and respected, we are committed to providing a workplace that embraces a culture of diversity and inclusion and is free from harassment and bullying. More information about PPG’s people strategies and our workforce can be found in the Proxy Statement for our 2021 Annual Meeting of Shareholders and our Sustainability Report and on our sustainability website at http://sustainability.ppg.com.
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
Our dedication to innovation is intertwined with sustainability. Once again, we increased the percent of our sales from sustainable products to 35% in 2020 from 33% in 2019. We are marketing an ever-growing variety of products and services that provide environmental, safety and other benefits to our customers. Our products contribute to lighter, more fuel-efficient vehicles, airplanes and ships, and they help our customers reduce their energy consumption, conserve water and reduce waste. These products include a compact automotive paint process that saves energy and reduces water usage; sustainable, waterborne coatings formulations; lightweight sealants and coatings for aircraft; coatings that cool surfaces; coatings for recyclable metal packaging; antimicrobial products; and solutions for autonomous and battery-powered vehicles.
The Company’s commitment to sustainability continues to yield tangible results. In 2020, we again made significant progress reducing our energy intensity, greenhouse gas emissions intensity and waste intensity. More information about PPG’s sustainability values, efforts, goals and data and our community and employee engagement programs can be found in our Sustainability Report and on our sustainability website at http://sustainability.ppg.com and on the CDP’s website at www.cdp.net.
     2020 PPG ANNUAL REPORT AND 10-K 8

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
Our experience to date regarding environmental matters leads us to believe that we will have continuing expenditures for compliance with provisions regulating the protection of the environment and for present and future remediation efforts at waste and plant sites. Management anticipates that such expenditures will occur over an extended period of time.
In addition to the $300 million currently reserved for environmental remediation efforts, we may be subject to loss contingencies related to environmental matters estimated to be approximately $100 million to $200 million. These reasonably possible unreserved losses relate to environmental matters at a number of sites, none of which are individually significant. The loss contingencies related to these sites include significant unresolved issues such as the nature and extent of contamination at these sites and the methods that may have to be employed to remediate them.

($ in millions)	2020	2019	2018
Capital expenditures for environmental control projects	$12	$15	$20
It is expected that capital expenditures for such projects in 2021 will be in the range of $15 million to $25 million. Although future capital expenditures are difficult to estimate accurately because of constantly changing regulatory standards and policies, it can be anticipated that environmental control standards will become increasingly stringent and the cost of compliance will increase.
Management believes that the outcome of these environmental contingencies will not have a material adverse effect on PPG’s financial position or liquidity; however, any such outcome may be material to the results of operations of any particular period in which costs, if any, are recognized. See Note 15, “Commitments and Contingent Liabilities” under Item 8 of this Form 10-K for additional information related to environmental matters and our accrued liability for estimated environmental remediation costs.
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
The effects of the recent COVID-19 pandemic have negatively impacted and are continuing to adversely impact our financial condition and results of operations.
The effects of the public health crisis caused by the COVID-19 pandemic have interfered with the ability of PPG, our suppliers, customers, and others to conduct business and have negatively affected consumer confidence and the global economy. Public health officials have recommended or mandated certain precautions to mitigate the spread of COVID-19, including prohibitions on congregating in groups, shelter-in-place orders or similar measures. Preventative and protective actions that public health officials, governments or PPG have taken with respect to COVID-19 have and will continue to adversely impact our business, suppliers, distribution channels, and customers, including business shutdowns or
2020 PPG ANNUAL REPORT AND FORM 10-K 9

disruptions for an indefinite period of time, reduced operations, reduced ability to supply products, or reduced demand for our products. Our financial condition, liquidity and results of operations have been and will continue to be adversely impacted by these preventative actions and the disruption to our business and that of our suppliers and customers. As we cannot predict the duration or scope of the COVID-19 pandemic, the negative financial impact to our results cannot be reasonably estimated, but could be material.
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
Demand for our products and services depends, in part, on the general economic conditions affecting the countries and markets in which we do business. Weak economic conditions in certain geographies and changing supply and demand balances in the markets we serve have negatively impacted demand for our products and services in the past and may do so in the future. Recently, global economic uncertainty has increased due to a number of factors, including the COVID-19 pandemic, slowing global growth, consumer sentiment and commodity market volatility, disruption in existing trade agreements, the imposition of tariffs and the threat of additional tariffs, the United Kingdom’s exit from the European Union and weaker demand in China. PPG provides products and services to a variety of end-use markets in many geographies. This broad end-use market exposure and expanded geographic presence lessens the significance of any individual decrease in activity levels; nonetheless, lower demand levels may result in lower sales, which would result in reduced Income from continuing operations and Cash from operating activities.
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
PPG is involved in a number of lawsuits and claims, both actual and potential, in which substantial monetary damages are sought. Those lawsuits and claims relate to contract, patent, environmental, product liability, asbestos exposure, antitrust, employment, securities and other matters arising out of the conduct of PPG’s current and past business activities. Any such claims, whether with or without merit, could be time consuming, expensive to defend and could divert management’s attention and resources. We maintain insurance against some, but not all, of these potential claims, and the levels of insurance we do maintain may not be adequate to fully cover any and all losses. We believe that, in the aggregate, the outcome of all current lawsuits and claims involving PPG, including those described in Note 15, “Commitments and
     2020 PPG ANNUAL REPORT AND 10-K 10

Contingent Liabilities” under Item 8 of this Form 10-K, will not have a material effect on PPG’s consolidated financial position or liquidity; however, such outcome may be material to the results of operations of any particular period in which costs, if any, are recognized. Nonetheless, the results of any future litigation or claims are inherently unpredictable, and such outcomes could have a material adverse effect on our results of operations, Cash from operating activities or financial condition.
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
PPG has a significant investment in global operations. This broad geographic footprint serves to lessen the significance of economic impacts occurring in any one region. Notwithstanding the benefits of geographic diversification, our ability to achieve and maintain profitable growth in international markets is subject to risks related to the differing legal, political, social and regulatory requirements and economic conditions of many countries. As a result of our operations outside the U.S., we are subject to certain inherent risks, including political and economic uncertainty, inflation rates, exchange rates, trade protection measures, local labor conditions and laws, restrictions on foreign investments and repatriation of earnings, and weak intellectual property protection. Our percentage of sales generated in 2020 by products sold outside the U.S. was approximately 65%.
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
2020 PPG ANNUAL REPORT AND FORM 10-K 11

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
Part of the Company’s strategy is growth through acquisitions. Over the last decade, we have successfully completed more than 50 acquisitions, and we will likely acquire additional businesses and enter into additional joint ventures in the future. Growth through acquisitions and the formation of joint ventures involve risks, including:
•difficulties in assimilating acquired companies and products into our existing business;
•delays in realizing the benefits from the acquired companies or products;
•diversion of our management’s time and attention from other business concerns;
•difficulties due to lack of or limited prior experience in any new markets we may enter;
•unforeseen claims and liabilities, including unexpected environmental exposures, product liability, or existing cyber vulnerability;
•unexpected losses of customers or suppliers of the acquired or existing business;
•difficulty in conforming the acquired business’ standards, processes, procedures and controls to those of our operations; and
•difficulties in retaining key employees of the acquired businesses.
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
Additionally, the development of customer-facing digital platforms has and will continue to transform certain retail industries. An inability to develop such solutions and our customer’s pace of adoption of those solutions could negatively affect our business or the market demand for our products.
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
     2020 PPG ANNUAL REPORT AND 10-K 12

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
As discussed in the Explanatory Note, Note 2, “Restatement of Previously Reported Consolidated Annual Financial Statements” and in Note 19, “Quarterly Financial Information (unaudited)” under Item 8 of the 2017 Form 10-K/A, in 2018 we concluded that our previously issued financial statements as of December 31, 2017 and 2016, and for each of the quarterly and year-to-date periods in 2017, and the final quarterly and year-to-date period in 2016, should no longer be relied upon. The determination that the applicable financial statements should no longer be relied upon and that these financial statements would be restated was made following the identification of misstatements. Although the Company restated these financial statements, remediated the material weakness in the Company’s internal control over financial reporting, reached a settlement with the SEC and is no longer the subject of an investigation by the U.S. Attorney’s Office, we continue to be subject to risks and uncertainties relating to these events, including advancement of legal expenses and potential indemnification obligations to certain current and former employees who are responding to investigations by the SEC and U.S. Attorney’s Office for alleged violations of the securities laws relating to the restatement described above, potential loss of investor confidence, potential reputational harm and a potential negative impact on our stock price.
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
The Company’s principal research and development centers are located in Allison Park, Pa.; Tianjin, China; Zhangjiagang, China; Cleveland, Oh.; Milan, Italy; Harmer, Pa.; Monroeville, Pa.; Springdale, Pa.; Amsterdam, Netherlands; Oak Creek, Wi.; Tepexpan, Mexico; Marly, France; Ingersheim, Germany; Bangplee, Thailand; Cheonan, Republic of Korea; Sumare, Brazil and Wroclaw, Poland.
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
2020 PPG ANNUAL REPORT AND FORM 10-K 13

fully with the SEC’s ongoing investigation relating to these accounting matters. The Company is also cooperating fully with an investigation into the same accounting matters commenced by the U.S. Attorney’s Office for the Western District of Pennsylvania (“USAO”). As previously disclosed, the USAO has informed PPG that it will not pursue any action as to the Company.
Between January and early April 2020, the Company, as a nominal defendant, and certain of its current or former officers and directors were named as defendants in four shareholder derivative actions. All of the actions were filed in Pittsburgh, three in the U.S. District Court for the Western District of Pennsylvania and one in the Court of Common Pleas for Allegheny County. The plaintiffs in these actions alleged breach of fiduciary duty, unjust enrichment and/or corporate waste arising out of various alleged acts, and alleged failures to act, by the individually named defendants following financial restatements by the Company. One of the federal court actions also alleged breach of fiduciary duty and unjust enrichment claims arising out of certain environmental liabilities the Company incurred, and continues to incur, related to its former Ford City glass plant. The three federal court derivative actions were consolidated. On May 28, 2020, a Motion to Dismiss these federal court actions was filed. Following the submission of legal briefs and oral argument, the federal court dismissed all three cases by Opinion and Order dated December 3, 2020. The plaintiffs to these actions did not appeal the ruling and the cases are closed. Following dismissal of the federal court cases, the plaintiff in the state court derivative action, which had been stayed pending the outcome of the federal court Motion to Dismiss, stipulated to a dismissal of that action with prejudice by Order dated January 6, 2021.
On May 20, 2018, a putative securities class action lawsuit was filed in the U.S. District Court for the Central District of California against the Company and three of its current and former officers.  On September 21, 2018, an Amended Class Action Complaint was filed in the lawsuit. The Amended Complaint, captioned Trevor Mild v. PPG Industries, Inc., Michael H. McGarry, Vincent J. Morales, and Mark C. Kelly, asserted securities fraud claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of persons who purchased or otherwise acquired stock of the Company between January 19, 2017 and May 10, 2018. The allegations related to, among other things, allegedly false and misleading statements and/or failures to disclose information about the Company’s business, operations and prospects. The parties reached a settlement in principal on May 1, 2019.  On June 2, 2019, the plaintiff filed with the court a Petition for Preliminary Approval of the proposed settlement, including the proposed settlement amount of $25 million. On November 22, 2019, the court entered final judgment approving the settlement. PPG’s insurance carriers fully funded the settlement escrow account and the court-approved settlement payments to class members are expected to be distributed by the claims administrator in 2021.
From the late 1880’s until the early 1970’s, PPG owned property located in Cadogan and North Buffalo Townships, Pennsylvania which was used for the disposal of solid waste from PPG’s former glass manufacturing facility in Ford City, Pennsylvania. In October 2018, the Pennsylvania Department of Environmental Protection (the “DEP”) approved PPG’s cleanup plan for the Cadogan Property. In April 2019, PPG and the DEP entered into a consent order and agreement (“CO&A”) which incorporated PPG’s approved cleanup plan and a draft final permit for the collection and discharge of seeps emanating from the former disposal area. The CO&A includes a civil penalty of $1.2 million for alleged past unauthorized discharges. PPG’s former disposal area is also the subject of a citizens’ suit filed by the Sierra Club and PennEnvironment seeking remedial measures beyond the measures specified in PPG’s approved cleanup plan, a civil penalty in addition to the penalty included in the CO&A and plaintiffs’ attorneys fees. PPG and the plaintiffs settled plaintiffs’ claims for injunctive relief and PPG agreed to enhancements to the DEP approved cleanup plan and a $250,000 donation to a Pennsylvania nonprofit organization. This settlement has been memorialized by an amendment to the CO&A which was appended to a Consent Agreement between PPG and the plaintiffs which has been lodged with the federal Court. The remaining claims in the case for attorneys’ fees and a civil penalty are not affected by this settlement. PPG believes that the remaining claims are without merit and intends to defend itself against these claims vigorously.
For many years, PPG has been a defendant in lawsuits involving claims alleging personal injury from exposure to asbestos. For a description of asbestos litigation affecting the Company, see Note 15, “Commitments and Contingent Liabilities” to the accompanying consolidated financial statements under Part I, Item 8 of this Form 10-K.
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
     2020 PPG ANNUAL REPORT AND 10-K 14

Information About Our Executive Officers
Set forth below is information related to the Company’s executive officers as of February 18, 2021.

Name	Age	Title
Michael H. McGarry (a)	62	Chairman and Chief Executive Officer since September 2016
Anne M. Foulkes (b)	58	Senior Vice President and General Counsel since September 2018
Timothy M. Knavish (c)	55	Executive Vice President since October 2019
Rebecca B. Liebert (d)	53	Executive Vice President since October 2019
Vincent J. Morales (e)	55	Senior Vice President and Chief Financial Officer since March 2017
Amy R. Ericson (f)	55	Senior Vice President, Packaging Coatings since July 2018
Ramaparasad Vadlamannati (g)	58	Senior Vice President, Protective and Marine Coatings and President PPG EMEA since October 2019
(a)Mr. McGarry served as President and Chief Executive Officer from September 2015 through August 2016, President and Chief Operating Officer from March 2015 through August 2015; Chief Operating Officer from August 2014 through February 2015; Executive Vice President from September 2012 through July 2014; and Senior Vice President, Commodity Chemicals from July 2008 through August 2012.
(b)Ms. Foulkes served as Senior Vice President, General Counsel and Secretary from August 2018 to September 2018, Vice President and Associate General Counsel and Secretary from March 2016 through July 2018 and Assistant General Counsel and Secretary from April 2011 through February 2016.
(c)Mr. Knavish served as Senior Vice President, Architectural Coatings and President, PPG EMEA from January 2019 through September 2019, Senior Vice President, Industrial Coatings from October 2017 through December 2018, Senior Vice President, Automotive Coatings from March 2016 through September 2017, Vice President, Protective and Marine Coatings from August 2012 through February 2016 and Vice President, Automotive Coatings, Americas from March 2010 through July 2012.
(d)Ms. Liebert served as Senior Vice President, Automotive Coatings from June 2018 to September 2019. She previously served as President and Chief Executive Officer of Honeywell UOP from 2016 to 2018, Senior Vice President and General Manager, Catalyst Adsorbents and Specialties of Honeywell UOP from 2015 to 2016 and Senior Vice President and General Manager, Gas Processing and Hydrogen of Honeywell UOP from 2012 to 2015.
(e)Mr. Morales served as Vice President, Finance from June 2016 through February 2017. From June 2015 through June 2016, he served as Vice President, Investor Relations and Treasurer and from October 2007 through May 2015 he served as Vice President, Investor Relations.
(f)Ms. Ericson was appointed Senior Vice President, Packaging Coatings in July 2018 when she joined PPG from SUEZ SA. She previously served as President of SUEZ Chemical Monitoring and Solutions from 2017 until 2018, President of General Electric Water Services Company from 2015 to 2017 and President and Chief Executive Officer of Alstom SA’s U.S. business from 2013 to 2015.
(g)Mr. Vadlamannati served as Senior Vice President, Protective and Marine Coatings from March 2016 through September 2019, Vice President, Architectural Coatings, EMEA and Asia/Pacific from August 2014 through February 2016, Vice President, Architectural Coatings, EMEA from February 2012 through July 2014, Vice President, Architectural Coatings, EMEA for Region Western Europe from March 2011 through January 2012 and Vice President, Automotive Refinish, EMEA from September 2010 through February 2011.
Item 4. Mine Safety Disclosures
Not Applicable.
2020 PPG ANNUAL REPORT AND FORM 10-K 15

Part II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The information required by Item 5 regarding market information, including PPG’s stock exchange listing and quarterly stock market prices, dividends, holders of common stock, and the stock performance graph is included in Exhibit 13.1 filed with this Form 10-K and is incorporated herein by reference.
No shares were repurchased in the three months ended December 31, 2020 under the current $2.5 billion share repurchase program approved in December 2017. The maximum number of shares that may yet be purchased under this program is 10,472,586 shares as of December 31, 2020. This repurchase program has no expiration date.
No shares were withheld in satisfaction of the exercise price and/or tax withholding obligation by holders of employee stock options who exercised options granted under the Company’s equity compensation plans in the fourth quarter of 2020.
Item 6. Selected Financial Data
The information required by Item 6 regarding the selected financial data for the five years ended December 31, 2020 is included in Exhibit 13.2 filed with this Form 10-K and is incorporated herein by reference.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion includes a comparison of our results of operations and liquidity and capital resources for the years ended December 31, 2020 and 2019. A discussion of changes in our results of operations for the year ended December 31, 2019 as compared to the year ended December 31, 2018 has been omitted from this Form 10-K, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2019 Form 10-K, filed with the Securities and Exchange Commission on February 20, 2020.
Performance Overview
Net Sales by Region

			% Change
($ in millions, except percentages)	2020	2019	2020 vs. 2019
United States and Canada	$5,668	$6,475	(12.5)%
Europe, Middle East and Africa (EMEA)	4,328	4,549	(4.9)%
Asia Pacific	2,431	2,542	(4.4)%
Latin America	1,407	1,580	(10.9)%
Total	$13,834	$15,146	(8.7)%
Net sales decreased $1,312 million due to the following:
    ● Lower sales volumes (-10%)
    ● Unfavorable foreign currency translation (-1%)
Partially offset by:
    ● Higher selling prices (+1%)
    ● Acquisition-related sales (+1%)
As a result of the COVID-19 pandemic and reduced global economic activity, lower sales volumes and unfavorable foreign currency translation reduced net sales in most regions and in both reportable business segments. Higher selling prices and acquisition-related sales partially offset this downturn.
Foreign currency translation decreased net sales by approximately $150 million as the U.S. dollar strengthened against several foreign currencies versus the prior year, most notably the Mexican peso.
For specific business results, see the Segment Results section within Item 7 of this Form 10-K.
Cost of sales, exclusive of depreciation and amortization

			% Change
($ in millions, except percentages)	2020	2019	2020 vs. 2019
Cost of sales, exclusive of depreciation and amortization	$7,777	$8,653	(10.1)%
Cost of sales as a % of net sales	56.2%	57.1%	(0.9)%
     2020 PPG ANNUAL REPORT AND 10-K 16

Cost of sales, exclusive of depreciation and amortization, decreased $876 million due to the following:
    ● Lower sales volumes
    ● Foreign currency translation
    ● Restructuring and other cost savings
Partially offset by:
    ● Cost of sales attributable to acquired businesses
    ● General cost inflation
Selling, general and administrative expenses

			% Change
($ in millions, except percentages)	2020	2019	2020 vs. 2019
Selling, general and administrative expenses	$3,389	$3,604	(6.0)%
Selling, general and administrative expenses as a % of net sales	24.5%	23.8%	0.7%
Selling, general and administrative expenses decreased $215 million primarily due to:
    ● Cost savings initiatives, including restructuring actions
Partially offset by:
    ● Wage and other cost inflation
    ● Charge for potential uncollectible accounts related to COVID-19 incurred in the first quarter of 2020
    ● Selling, general and administrative expenses from acquired businesses
Other charges and other income

			% Change
($ in millions, except percentages)	2020	2019	2020 vs. 2019
Interest expense, net of Interest income	$115	$100	15.0%
Impairment charges	$93	—	100.0%
Business restructuring, net	$174	$176	(1.1)%
Other charges	$104	$98	6.1%
Other income	($68)	($89)	(23.6)%
Interest expense, net of Interest income
Interest expense, net of Interest income increased $15 million in 2020 versus 2019 primarily due to the $1.5 billion 364-day term loan credit agreement entered into in April 2020. As of December 31, 2020, $400 million remains outstanding under this agreement.
Impairment charges
In 2020, impairment charges were recorded for the write-down of certain assets and liabilities related to the planned sale of certain entities and the carrying value of an indefinite-lived trademark. Refer to Note 3, ”Acquisitions and Divestitures” and Note 7, “Goodwill and Other Identifiable Intangible Assets” in Item 8 of this Form 10-K for additional information.
Business restructuring, net
Pretax restructuring charges of $203 million were recorded in 2020, offset by certain changes in estimates to complete previously recorded programs of $29 million. Pretax restructuring charges of $194 million were recorded in 2019, offset by certain changes in estimates to complete previously recorded programs of $18 million. Refer to Note 8, "Business Restructuring" in Item 8 of this Form 10-K for additional information.
Other charges
Other charges consist primarily of environmental remediation charges. These charges were principally for environmental remediation at a former chromium manufacturing plant and associated sites in New Jersey. Refer to Note 15, "Commitments and Contingent Liabilities" in Item 8 of this Form 10-K for additional information.
Other income
Other income was lower in 2020 than prior year primarily due to slightly lower equity earnings and royalty income.
2020 PPG ANNUAL REPORT AND FORM 10-K 17

Effective tax rate and earnings per diluted share, continuing operations

			% Change
($ in millions, except percentages)	2020	2019	2020 vs. 2019
Income tax expense	$291	$392	(25.8)%
Effective tax rate	21.4%	23.6%	(2.2)%
Adjusted effective tax rate, continuing operations*	22.4%	23.7%	(1.3)%

Earnings per diluted share, continuing operations	$4.44	$5.22	(14.9)%
Adjusted earnings per diluted share, continuing operations*	$5.70	$6.22	(8.4)%
*See the Regulation G reconciliations - results of operations
The effective tax rate for the year-ended December 31, 2020 was 21.4%, a decrease of 2.2% from the prior year. The lower effective income tax rate included higher net benefits for changes in valuation allowance reserves and for U.S. research and development credits. The Company expects that its full year 2021 effective tax rate will be between 22% and 24%.
As reported earnings per diluted share from continuing operations for the year ended December 31, 2020 decreased year-over-year due to the economic downturn caused by the COVID-19 pandemic and certain impairment charges. Refer to the Regulation G Reconciliations - Results from Operations for additional information.
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

($ in millions, except percentages and per share amounts)	Income Before Income Taxes	Tax Expense	Effective Tax Rate	Net income from continuing operations (attributable to PPG)	Earnings per diluted share(1)
Year-ended December 31, 2020
As reported, continuing operations	$1,362	$291	21.4%	$1,056	$4.44
Includes:
Net charges related to business restructuring-related costs(2)	224	58	25.9%	166	0.70
Impairment charges(3)	93	25	26.9%	64	0.27
Increase in allowance for doubtful accounts related to COVID-19	30	7	23.2%	23	0.10
Net charges related to environmental remediation	26	7	24.7%	19	0.08
Expenses incurred due to natural disasters(4)	17	4	24.7%	13	0.06
Acquisition-related costs(5)	9	2	21.6%	7	0.03
Debt extinguishment charge	7	2	24.3%	5	0.02
Adjusted, continuing operations, excluding certain items	$1,768	$396	22.4%	$1,353	$5.70
     2020 PPG ANNUAL REPORT AND 10-K 18

($ in millions, except percentages and per share amounts)	Income Before Income Taxes	Tax Expense	Effective Tax Rate	Net income from continuing operations (attributable to PPG)	Earnings per diluted share(1)
Year-ended December 31, 2019
As reported, continuing operations	$1,661	$392	23.6%	$1,243	$5.22
Includes:
Net charges related to business restructuring-related costs(2)	222	54	24.4%	168	0.71
Net charges related to environmental remediation	61	14	23.0%	47	0.20
Charges related to acquisition-related costs(5)	17	4	23.5%	13	0.05
Net charges related to litigation matters	12	3	24.1%	9	0.04
Adjusted, continuing operations, excluding certain items	$1,973	$467	23.7%	$1,480	$6.22
(1)     Earnings per diluted share is calculated based on unrounded numbers. Figures in the table may not recalculate due to rounding.
(2)     Included in net charges related to business restructuring-related costs, are business restructuring charges, accelerated depreciation of certain assets and other related costs, offset by releases related to previously approved programs.
(3)    Impairment charges were recorded in the fourth quarter 2020 related to the planned sale of certain smaller entities in non-strategic regions and for certain asset write-downs. The revenue of the entities to be sold represents less than 1% of PPG annual net sales. Net income of $64 million is attributable to PPG and net income of $4 million is attributable to noncontrolling interests.
(4)     In the second half of 2020, Hurricanes Laura and Delta damaged a southern U.S. factory that supports the Company's specialty coatings and materials business.
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
Performance of Reportable Business Segments
Performance Coatings

			$ Change	% Change
($ in millions, except percentages)	2020	2019	2020 vs. 2019	2020 vs. 2019
Net sales	$8,495	$9,034	($539)	(6.0)%
Segment income	$1,359	$1,409	($50)	(3.5)%
Performance Coatings net sales decreased due to the following:
    ● Lower sales volumes (-8%)
    ● Unfavorable foreign currency translation (-1%)
Partially offset by:
    ● Higher selling prices (+2%)
    ● Acquisition-related sales (+1%)
In 2020, businesses within the Performance Coatings reportable business segment suffered from lower sales volumes due to the COVID-19 pandemic but achieved higher selling prices across all regions.
Architectural coatings - Americas and Asia Pacific net sales, excluding the impact of currency and acquisitions (organic sales) increased a low-single-digit percentage during the year with differences by channel and region. Higher do-it yourself (“DIY”) sales volumes were more than offset by the unfavorable impact of retail store shutdowns in the U.S., Canada and Mexico and unfavorable foreign currency translation driven by the Mexican peso. PPG-Comex organic sales were higher by a mid-single-digit percentage, as the concessionaire network sell-out of PPG products was strong throughout the year.
Architectural coatings – EMEA organic sales increased by a mid-single-digit percentage driven by a strong volumes in the second half of the year offset by lower demand in Southern Europe earlier in the year when various countries mandated the temporary closure of retail paint stores due to COVID-19.
Net sales for automotive refinish coatings were down about 15% versus prior year consistent with the sharp decline in global miles driven and traffic density in most of the world due to mobility restrictions and stay-at-home mandates due to the pandemic. In the U.S., body shops were impacted by a reduction in collision claims activity throughout the year. In the Asia Pacific region, sales volumes did improve in the second half of 2020 as congestion in China neared 2019 levels.
Aerospace coatings sales volumes decreased about 25% year-over-year due to a sharp decline in commercial OEM, general aviation and after-market products. Net sales benefited from consistent demand for the company’s military applications and acquisition-related sales from Dexmet and Texstars.
2020 PPG ANNUAL REPORT AND FORM 10-K 19

Sales volumes in the protective and marine coatings business were down a mid-single-digit percentage driven by delayed projects as a result of the pandemic and lower demand for protective coatings products. Lower sales volumes in the U.S. were related to continued soft demand in the oil and gas industry. Sales volumes in Europe suffered from delayed projects due to the pandemic. In the Asia-Pacific region, sales volumes were flat versus 2019 reflecting strong demand for PPG’s technology-advantaged products and despite lower demand for marine coatings products.
Net sales in the traffic solutions business were entirely attributable to the Ennis-Flint acquisition which closed in late December 2020.
Segment income decreased $50 million year-over-year, including unfavorable foreign currency translation impacts of approximately $20 million. Segment income was impacted by lower sales volumes related to the pandemic and unfavorable foreign currency translation partially offset by higher selling prices, execution of cost-mitigation efforts and restructuring initiatives.
Looking Ahead
Looking ahead, overall segment net sales in the first quarter 2021, are anticipated to be generally similar to the fourth quarter. Sales volumes are expected to be slightly lower on a year-over-year basis. Sharp year-over-year declines in the commercial aerospace coatings business will continue. Lastly, acquisitions are forecast to add about $90 million of net sales, primarily from Ennis-Flint. First quarter sales and earnings for the Ennis-Flint business are historically low due to normal seasonality in that business. It is expected that raw material, logistics, and certain other costs will be inflationary in 2021. The company has already announced selling price increases in most of the businesses within the Performance Coatings reportable segment and will continue to execute various cost-savings initiatives. Finally, foreign currency translation is expected to have a favorable impact on segment net sales and earnings of about $80 million and $10 million, respectively, in the first quarter 2021 based on current exchange rates.
Industrial Coatings

			$ Change	% Change
($ in millions, except percentages)	2020	2019	2020 vs. 2019	2020 vs. 2019
Net sales	$5,339	$6,112	($773)	(12.6)%
Segment income	$750	$862	($112)	(13.0)%
Industrial Coatings segment net sales decreased due to the following:
    ● Lower sales volumes (-13%)
    ● Unfavorable foreign currency translation (-1%)
Partially offset by:
    ● Acquisition-related sales (+1%)
Automotive OEM coatings sales volumes decreased by approximately 15% year-over-year, driven by the significant curtailment in global automotive industry production rates due to the COVID-19 pandemic. Although sales volumes decreased year-over-year, strong sales volumes in China and the company’s strong technology and service capabilities led PPG to outpace the global industry build rate.
For the industrial coatings business, net sales decreased by about 10% compared to prior year. Acquisition-related sales from Whitford and modest increases in selling prices were more than offset by lower demand stemming from reduced industrial production in most regions due to customer shutdowns. Global industrial production improved during the second half of the year compared to the start of the pandemic.
Packaging coatings organic sales were slightly higher year-over-year as sales volume growth in the U.S. and Latin America offset softer demand in the Asia Pacific region. In the U.S. and Latin America, sales volume growth was driven by strong demand in the canned food and beverage segment.
Specialty coatings and materials net sales were lower by approximately 20% versus the prior year, driven by lower sales volumes in the U.S. and Europe. Additionally, in the second half of 2020, a company facility in Louisiana was damaged by both Hurricanes Laura and Delta, causing an estimated $10 million in lost revenues due to production interruptions.
Segment income decreased $112 million year-over-year, including unfavorable foreign currency translation impacts of about $10 million. Segment income was impacted by lower sales volumes driven by customer shutdowns related to the pandemic, partially offset by cost-mitigation actions, restructuring cost savings, and modestly higher selling prices.
Looking ahead
Looking ahead, sales volumes for the Industrial Coatings reportable business segment in the first quarter 2021 are expected to be higher than the prior-year first quarter by a mid-to-high-single-digit percentage, including the benefit of an
     2020 PPG ANNUAL REPORT AND 10-K 20

easier comparison due to the lower industrial activity in China during the first quarter of 2020 due to the pandemic. It is expected that raw material, logistics, and certain other costs will be inflationary in early 2021. The company is planning or has instituted selling price increases to help mitigate these cost pressures, along with continued execution of the previously announced restructuring initiatives. Finally, foreign currency translation is expected to have a favorable impact on segment sales and earnings of about $40 million and $5 million, respectively, in the first quarter 2021 based on current exchange rates.
Review and Outlook
During 2020, the COVID-19 pandemic significantly impacted global economic conditions.The impact in the first quarter was concentrated in China and broadened to most of the rest of the world in the second quarter. Coatings end-use markets related to mobility were more negatively impacted, such as the aerospace and automotive refinish coatings businesses. Some end-use markets benefited from the government mandated restrictions, including architectural coatings DIY and the packaged food segment. PPG’s net sales, excluding foreign currency translation impact, decreased approximately 8% versus the prior year. Acquisition-related sales contributed 1% to net sales growth compared to prior year. Foreign currency translation was unfavorable throughout the year and impacted net sales by about 1%. Raw material costs moderated during the first half of the year and then increased sequentially throughout the second half of 2020 and are expected to continue to be inflationary into the first quarter of 2021. Some other key costs continued to increase in 2020 such as logistics, employee wage and benefit costs.
U.S. and Canada
During 2020, economic activity was impacted by the COVID-19 pandemic with overall economic activity sharply falling in the first half of the year and then continuously improving in the second half of the year. For the full year, U.S. GDP fell by about 5%. Automotive OEM industry builds were down about 20% compared to 2019 with minimal production in the second quarter and improving trends in the second-half of the year. Demand in the residential and commercial construction markets were mixed in 2020 compared to 2019. New home starts advanced approximately 5% in 2020 versus approximately 2% in 2019. Residential remodeling was up 2% in 2020 versus 2019 supported by stay-at-home mandates. Commercial construction was down approximately 10% compared to 2019. Market demand for architectural paint shifted significantly to the DIY channel during the year as higher U.S. unemployment and increased work-from-home resulted in consumers choosing to spend more time renovating their homes. PPG’s architectural coatings sales volumes in the U.S. and Canada were positively impacted by DIY trends and negatively impacted by lower commercial demand trends. The aerospace coatings business was significantly impacted by the pandemic. Before the pandemic, the company’s sales mix was approximately 70% commercial and 30% military. During the pandemic, PPG sales volumes for military applications remained solid, in part due to specification of PPG products with advantaged technology. The commercial segment was down about 50% due to lower passenger miles flown and fewer industry OEM builds. The automotive refinish coatings business was impacted by stay-at-home mandates. These mandates led to less commuting to work, less congestion and fewer miles driven leading to lower collision claims. PPG’s packaging coatings business was favorably impacted by higher packaged food demand. PPG’s automotive OEM coatings business performance was slightly below industry demand levels due to customer mix. Higher acquisition-related sales partially offset lower sales volumes in the automotive OEM coatings business. For the industrial coatings business, acquisition-related sales and higher selling prices were more than offset by lower sales volumes. The U.S. and Canada remained PPG’s largest region, representing approximately 41% of 2020 net sales.
Europe, Middle East and Africa
European economic activity was weak in 2020. Industrial production and manufacturing rates in the region were lower than 2019. The region was impacted by continuing uncertainty over the United Kingdom’s exit from the European Union and overall contracting demand in most end-use markets that PPG supplies due to the pandemic. Regional demand continued to be mixed by country and end-use. Demand for PPG products was impacted by a decline in demand for automotive refinish, automotive OEM, aerospace, and general industrial coatings products. Demand for architectural and packaging coatings products was better, led by higher coatings sales for architectural DIY and the packaged food segment. PPG’s architectural coatings - EMEA business’ organic sales were higher by a mid-single-digit percentage driven by higher selling prices and higher sales volumes.
EMEA represented approximately 31% of PPG’s 2020 net sales, similar to prior year levels. Regional coatings volumes remain approximately 20% below 2008 pre-recession levels. Net sales, excluding the impact of foreign currency translation, decreased in 2020 compared to 2019 as higher selling prices and acquisition-related sales were more than offset by lower sales volumes. Foreign currencies were relatively flat compared to 2019.
Asia Pacific and Latin America
The emerging regions of Asia Pacific and Latin America represented 28% of PPG’s 2020 net sales in aggregate, similar to the prior year.
2020 PPG ANNUAL REPORT AND FORM 10-K 21

Asia Pacific remained the largest emerging region, with net sales of approximately $2.4 billion, led by China, which remained PPG’s second largest country by revenue. Overall net sales were lower in 2020 compared to 2019 driven by lower demand of coatings products due to the pandemic. First quarter sales in China were sharply lower due to a broad shut-down caused by the pandemic. As the year progressed, demand in China was the best of any major region and was higher than the levels seen in 2019 in each of the last three quarters of 2020. In China, the automotive OEM coatings business had retail sales higher than 2019 in each of the last 9 months of 2020. PPG’s organic sales in the Asia Pacific region were lower by about 5% as higher year-over-year sales in China were more than offset by lower sales in India and Southeast Asia due to the pandemic.
Overall, demand in Latin America declined year-over-year driven by lower automotive industry builds and overall softer economic conditions in most countries, including Mexico. In Mexico, the PPG-Comex business added a net of approximately 80 new concessionaire locations. The overall region’s performance was supported by strong growth in the packaging coatings business. Foreign currency translation was volatile and finished about 10% unfavorable compared to 2019, principally driven by weaker currencies, including the Mexican peso and Brazilian real.
Outlook
Looking ahead to 2021, we expect solid global market growth that will likely be uneven by region and end-use. We expect regional growth rates to be higher than 2020 in all regions as demand continues to recover from the pandemic.
We anticipate PPG’s U.S. and Canada regional growth will be led by automotive OEM and general industrial coatings as industrial production levels are expected to be higher than 2020. Automotive OEM builds are expected to be approximately a mid-teen percentage higher compared to 2020. We expect positive growth in housing and continued weakness in commercial construction and maintenance. Architectural DIY demand is expected to remain at elevated levels in the first half of 2021. Demand for aerospace and automotive refinish coatings is expected to remain subdued during the first half of 2021.
We expect industry demand trends in 2021 in Europe to improve from those experienced in 2020 with continuing improvement in profitability due to margin improvement. Regional growth is expected to remain mixed by sub-region and country. Favorable end-use trends are expected to continue in automotive OEM and general industrial coatings. Overall demand is expected to be higher but be mixed by country in the architectural coatings business. We continue to monitor the economic environment in the U.K., as its exit from the European Union progresses and impacts consumer sentiment and coatings demand. Demand for aerospace and automotive refinish coatings is expected to remain soft.
In Asia Pacific, we expect continued improvement in industrial production growth in China, Southeast Asia and India as the year progresses. In China, we foresee continued above global average growth with heightened risk as the Chinese economy continues to shift and rely more on domestic consumption. Industrial production in India is expected to be sharply higher in 2021 from a very low level in 2020 due to the pandemic. The recovery in marine coatings new-build demand is expected to remain subdued.
In Latin America, we anticipate slightly better economic conditions in Mexico, most of Central America and South America compared to 2020. We expect continued strong demand for the PPG-Comex architectural coatings business.
Significant other factors
In June 2020, PPG initiated a $176 million pretax global restructuring program. The program addresses weakened global economic conditions stemming from the COVID-19 pandemic and related pace of recovery in a few end-use markets along with further opportunities to optimize supply chain and functional costs. The plan includes a voluntary separation program that was offered in the U.S. and Canada. PPG recognized approximately $45 million of savings from this program in 2020. The majority of these restructuring actions are expected to be completed by the end of 2021.
We made significant progress on the global restructuring programs that were announced in May 2018 and June 2019. The Company achieved approximately $70 million of savings in 2020 relating to these programs. The majority of these restructuring actions are expected to be completed by the end of the first quarter 2021 with the remainder of the actions expected to be completed by 2022. Aggregate restructuring savings related to the 2020, 2019 and 2018 programs was approximately $115 million in 2020.
We will continue to aggressively manage the Company’s cost structure to ensure alignment with the overall demand environment and will make adjustments as required to remain cost competitive in the marketplace. Aggregate restructuring savings are expected to be at least $120 million in 2021.
Raw materials are a significant input cost to the process of manufacturing coatings. PPG experiences fluctuating energy and raw material costs driven by various factors, including changes in supplier feedstock costs and inventories, global industry activity levels, foreign currency exchange rates, and global supply and demand factors. In aggregate, average raw material costs were modestly lower in 2020 versus 2019 due to variety of reasons, including softer industry demand and lower crude oil prices. PPG currently expects overall raw material prices to increase by a low-single-digit percentage
     2020 PPG ANNUAL REPORT AND 10-K 22

in the first quarter 2021. Cost inflation is expected in several other areas including wage, benefit, and logistics costs in 2021. PPG expects certain regional logistics equipment shortages in 2021, impacting the Company’s supply chain and distribution channels.
In 2020, we achieved selling price improvement, primarily in the Performance Coatings reportable business segment, reflecting the Company’s efforts to offset various inflationary pressures. Further benefits from selling price actions are necessary in 2021 to recover operating margins, reflecting the value of our products. The Company will carefully monitor all costs during 2021 and assess the need for additional selling price increases.
In 2020, we experienced unfavorable foreign currency translation throughout the year. Based on mid-January 2021 exchange rates, the Company expects favorable year-over-year foreign currency translation in 2021. The foreign currency environment continues to be volatile, and the impact on 2021 net sales and income before income taxes could differ from this expectation. The Company generally purchases raw materials, incurs manufacturing costs and sells finished goods in the same currency, so we typically incur only modest foreign currency transaction related impacts.
The 2021 effective tax rate from continuing operations is expected to be in the range of 22% to 24%, varying by quarter. This range represents the Company’s best estimate.
Over the past five years, the Company used over $3.9 billion of cash to repurchase approximately 35 million shares of PPG stock. No shares were repurchased in 2020. The Company ended the year with approximately $1.5 billion remaining under its current share repurchase authorization. During 2020, the Company deployed nearly $1.2 billion for acquisitions, approximately $300 million for capital expenditures and approximately $495 million for dividends. PPG increased its per-share dividend in September 2020, marking the 49th annual per share dividend increase and the 121st consecutive year of annual dividend payments.
PPG ended 2020 with approximately $1.9 billion in cash and short-term investments. The Company expects continued strong cash generation in 2021.
Also, beginning in 2021, the Company will report adjusted earnings per diluted share excluding amortization expense relating to intangible assets from completed acquisitions.
Accounting Standards Adopted in 2020
Note 1, “Summary of Significant Accounting Policies” under Item 8 of this Form 10-K describes the Company’s recently adopted accounting pronouncements.
Accounting Standards to be Adopted in Future Years
Note 1, “Summary of Significant Accounting Policies” under Item 8 of this Form 10-K describes accounting pronouncements that have been promulgated prior to December 31, 2020 but are not effective until a future date.
Commitments and Contingent Liabilities, including Environmental Matters
PPG is involved in a number of lawsuits and claims, both actual and potential, including some that it has asserted against others, in which substantial monetary damages are sought. See Item 3. “Legal Proceedings” and Note 15, “Commitments and Contingent Liabilities” under Item 8 of this Form 10-K for a description of certain of these lawsuits.
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
2020 PPG ANNUAL REPORT AND FORM 10-K 23

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
Cash and cash equivalents and short-term investments

($ in millions)	2020	2019
Cash and cash equivalents	$1,826	$1,216
Short-term investments	96	57
Total	$1,922	$1,273
Cash from operating activities - continuing operations

($ in millions, except percentages)			% Change
	2020	2019	2020 vs. 2019
Cash from operating activities	$2,129	$2,084	2.2%
2020 vs. 2019
The $45 million increase in Cash from operating activities - continuing operations was primarily due to favorable changes in working capital, excluding the impact of business acquisitions.
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
A key metric we use to measure our working capital management is operating working capital as a percentage of sales (fourth quarter sales annualized).

($ in millions, except percentages)	2020	2019
Trade receivables, net	$2,412	$2,479
Inventories, FIFO	1,845	1,834
Trade creditors’ liabilities	2,259	2,098
Operating working capital	$1,998	$2,215
Operating working capital as a % of fourth quarter sales, annualized	13.3%	15.1%
Trade receivables, net as a % of fourth quarter sales, annualized	16.1%	16.9%
Days sales outstanding	54	56
Inventories, FIFO as a % of fourth quarter sales, annualized	12.3%	12.5%
Inventory turnover	4.2	4.6
Environmental expenditures

($ in millions)	2020	2019
Cash outlays related to environmental remediation activities	$60	$77
We expect cash outlays for environmental remediation activities in 2021 to be between $80 million and $100 million.
Defined benefit pension plan contributions

($ in millions)	2020	2019
Non-U.S. defined benefit pension plans	$17	$13
Contributions to PPG’s non-U.S. defined benefit pension plans in 2020 were required by local funding requirements. PPG expects to make contributions to its defined benefit pension plans in the range of $10 million to $20 million in 2021. PPG may make voluntary contributions to its defined benefit pension plans in 2021 and beyond.
     2020 PPG ANNUAL REPORT AND 10-K 24

Cash used for investing activities

($ in millions, except percentages)			% Change
	2020	2019	2020 vs. 2019
Cash used for investing activities	($1,447)	($1,009)	43.4%
2020 vs. 2019
The $438 million increase in cash used for investing activities - continuing operations, was primarily due to higher spending on business acquisitions.
Capital expenditures, including business acquisitions

($ in millions, except percentages)			% Change
	2020	2019	2020 vs. 2019
Capital expenditures (1)	$304	$413	(26.4)%
Business acquisitions, net of cash balances acquired	$1,169	$643	81.8%
Total capital expenditures, including acquisitions	$1,473	$1,056	39.5%
Capital expenditures, excluding acquisitions, as a % of sales	2.2%	2.7%	(18.5)%
(1) Includes modernization and productivity improvements, expansion of existing businesses and environmental control projects.
Capital expenditures related to modernization and productivity improvements, expansion of existing businesses and environmental control projects is expected to be approximately $450 million in 2021, reflecting a return to pre-pandemic levels of spending in support of future organic growth opportunities.
A primary focus for the Company in 2021 will continue to be cash deployment focused on shareholder value creation, with a preference for business acquisitions. The near-term cash deployment priority will be to complete the announced acquisitions using a combination of cash on hand and external financing.
Cash used for financing activities

			% Change
($ in millions, except percentages)	2020	2019	2020 vs. 2019
Cash used for financing activities	($59)	($758)	(92.2)%
2020 vs. 2019
The $699 million decrease in cash used for financing activities - continuing operations, was primarily due the issuance of short-term debt in 2020 and lower net purchases of treasury stock year-over-year.
Share repurchase activity

($ in millions, except number of shares)	2020	2019
Number of shares repurchased (millions)	—	2.7
Cost of shares repurchased	$—	$325
The Company has approximately $1.5 billion remaining under the current authorization from the Board of Directors, which was approved in December 2017. The current authorized repurchase program has no expiration date.
Dividends paid to shareholders

($ in millions)	2020	2019
Dividends paid to shareholders	$496	$468
PPG has paid uninterrupted annual dividends since 1899, and 2020 marked the 49th consecutive year of increased annual per-share dividend payments to shareholders. The Company raised its per-share quarterly dividend by 6% to $0.54 per share paid in September 2020.
2020 PPG ANNUAL REPORT AND FORM 10-K 25

Debt issued and repaid

Debt Issued (net of premium/discount and issuance costs)	Year	$ in millions
$100 million 3.75% Notes due 2028	2020	$119
$300 million 2.55% Notes due 2030	2020	$296
$1.5 billion 364-Day Term Loan	2020	$1,500
$300 million 2.4% Note due 2024 and $300 million 2.8% Notes due 2029	2019	$595

Debt Repaid	Year	$ in millions
$1.5 billion 364-Day Term Loan	2020	$1,100
3.6% Notes ($500)	2020	$500
0.00% Note (€300)	2019	$334
2.3% Notes	2019	$300
Credit agreements and lines of credit
In August 2019, PPG amended and restated its five-year credit agreement (the “Credit Agreement”) with several banks and financial institutions as further discussed in Note 10, "Borrowings and Lines of Credit" under Item 8 of this Form 10-K. The Credit Agreement amends and restates the Company's existing five year credit agreement dated as of December 18, 2015. The Credit Agreement provides for a $2.2 billion unsecured revolving credit facility. The Credit Agreement will terminate on August 30, 2024. In March 2020, PPG borrowed $800 million under the Credit Agreement and repaid that amount in full in April 2020. There were no amounts outstanding under the credit agreement as of December 31, 2020 and December 31, 2019.
The Credit Agreement also supports the Company’s commercial paper borrowings which are classified as long-term based on PPG’s intent and ability to refinance these borrowings on a long-term basis. As of December 31, 2020 and 2019, there were $250 million and $100 million of commercial paper borrowings outstanding, respectively.
The Credit Agreement requires the Company to maintain a ratio of Total Indebtedness to Total Capitalization, as defined in the Credit Agreement, of 60% or less; provided, that for any fiscal quarter in which the Company has made an acquisition for consideration in excess of $1 billion and for the next five fiscal quarters thereafter, the ratio of Total Indebtedness to Total Capitalization may not exceed 65% at any time. As of December 31, 2020, Total Indebtedness to Total Capitalization as defined under the Credit Agreement and the Term Loan was 46%.
In addition to the amounts available under lines of credit, the Company maintains access to the capital markets and may issue debt or equity securities from time to time, which may provide an additional source of liquidity.
See Note 10, “Borrowings and Lines of Credit” under Item 8 of this Form 10-K for information regarding notes entered into and repaid as well as details regarding the use and availability of committed and uncommitted lines of credit, letters of credit, guarantees and debt covenants.
     2020 PPG ANNUAL REPORT AND 10-K 26

Contractual obligations
We continue to believe that our cash on hand and short term investments, cash from operations and the Company’s access to capital markets will continue to be sufficient to fund our operating activities, capital spending, acquisitions, dividend payments, debt service, share repurchases, contributions to pension plans, and PPG’s significant contractual obligations.

		Obligations Due In:
($ in millions)	Total	2021	2022-2023	2024-2025	Thereafter
Contractual Obligations
Long-term debt	$5,084	$172	$1,036	$1,028	$2,848
Short-term debt	403	403	—	—	—
Commercial paper	250	—	—	250	—
Finance lease obligations	12	3	4	2	3
Interest payments(1)	1,149	124	220	193	612
Operating leases(2)	942	199	284	177	282
Pension contributions(3)	20	20	—	—	—
Unconditional purchase commitments(4)	189	74	79	21	15
Other commitments	74	6	13	14	41
Total	$8,387	$1,001	$1,636	$1,685	$3,801
(1)Interest on all outstanding debt, including finance lease obligations.
(2)Includes interest payments.
(3)Includes the high end of the range of the expected pension contributions for 2021 only, as PPG is unable to estimate the pension contributions beyond 2021.
(4)The unconditional purchase commitments are principally take-or-pay obligations related to the purchase of certain materials, including industrial gases and electricity, consistent with customary industry practice.
Off-Balance Sheet Arrangements
The Company’s off-balance sheet arrangements include unconditional purchase commitments disclosed in the “Liquidity and Capital Resources” section in the contractual obligations table as well as letters of credit and guarantees as discussed in Note 10, “Borrowings and Lines of Credit” under Item 8 of this Form 10-K.
Other liquidity matters
At December 31, 2020, the total amount of unrecognized tax benefits for uncertain tax positions, including an accrual of related interest and penalties along with positions only impacting the timing of tax benefits, was $188 million. The timing of payments will depend on the progress of examinations with tax authorities. PPG does not expect a significant tax payment related to these obligations within the next year. The Company is unable to make a reasonably reliable estimate as to when any significant cash settlements with taxing authorities may occur.
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
Contingencies
Contingencies, by their nature, relate to uncertainties that require management to exercise judgment both in assessing the likelihood that a liability has been incurred as well as in estimating the amount of potential loss. The most important contingencies impacting our financial statements are those related to environmental remediation, to pending, impending or overtly threatened litigation against the Company and to the resolution of matters related to open tax years. For more information on these matters, see Note 15, “Commitments and Contingent Liabilities” and Note 13, “Income Taxes” under Item 8 of this Form 10-K.
Defined Benefit Pension and Other Postretirement Benefit Plans
Accounting for pensions and other postretirement benefits involves estimating the cost of benefits to be provided well into the future and attributing that cost over the time period each employee works. To accomplish this, we make extensive use
2020 PPG ANNUAL REPORT AND FORM 10-K 27

of assumptions about inflation, investment returns, mortality, turnover, medical costs and discount rates. The Company has established a process by which management reviews and selects these assumptions annually. See Note 14, “Employee Benefit Plans” under Item 8 of this Form 10-K for information on these plans and the assumptions used.
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
Currency
Comparing spot exchange rates at December 31, 2020 and at December 31, 2019, the U.S. dollar strengthened against certain currencies in the countries where PPG operates, most notably the Mexican peso. As a result, consolidated net assets at December 31, 2020 decreased by $36 million from December 31, 2019. Comparing spot exchange rates at December 31, 2019 and at December 31, 2018, the U.S. dollar weakened against certain currencies in the countries where PPG operates, most notably the British pound, Canadian dollar, and the Mexican peso. As a result, consolidated net assets at December 31, 2019 increased by $106 million from December 31, 2018.
Comparing average exchange rates during 2020 to those of 2019, the U.S. dollar strengthened against currencies of the countries within the regions PPG operates, including EMEA and Latin America. This had an unfavorable impact of approximately $26 million on full year 2020 income before income taxes from the translation of this foreign income into U.S. dollars. Comparing average exchange rates during 2019 to those of 2018, the U.S. dollar strengthened against currencies of the countries within the regions PPG operates, including EMEA, Asia Pacific, and Latin America. This had an unfavorable impact of approximately $50 million on full year 2019 income before income taxes from the translation of this foreign income into U.S. dollars.
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
     2020 PPG ANNUAL REPORT AND 10-K 28

Many factors could cause actual results to differ materially from the Company’s forward-looking statements. Such factors include statements related to expected effects on our business of the COVID-19 pandemic, global economic conditions, increasing price and product competition by our competitors, fluctuations in cost and availability of raw materials, the ability to achieve selling price increases, the ability to recover margins, customer inventory levels, our ability to maintain favorable supplier relationships and arrangements, the timing of and the realization of anticipated cost savings from restructuring and other initiatives, the ability to identify additional cost savings opportunities, difficulties in integrating acquired businesses and achieving expected synergies therefrom, economic and political conditions in the markets we serve, the ability to penetrate existing, developing and emerging foreign and domestic markets, foreign exchange rates and fluctuations in such rates, fluctuations in tax rates, the impact of future legislation, the impact of environmental regulations, unexpected business disruptions, the effectiveness of our internal control over financial reporting, the results of governmental investigations and the unpredictability of existing and possible future litigation. However, it is not possible to predict or identify all such factors.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
PPG is exposed to market risks related to changes in foreign currency exchange rates, interest rates, and was exposed to changes in PPG’s stock price. The Company may enter into derivative financial instrument transactions in order to manage or reduce these market risks. A detailed description of these exposures and the Company’s risk management policies are provided in Note 11, “Financial Instruments, Hedging Activities and Fair Value Measurements” under Item 8 of this Form 10-K.
The following disclosures summarize PPG’s exposure to market risks and information regarding the use of and fair value of derivatives employed to manage its exposure to such risks. Quantitative sensitivity analyses have been provided to reflect how reasonably possible, unfavorable changes in market rates can impact PPG’s consolidated results of operations, cash flows and financial position.
Foreign Currency Risk
We conduct operations in many countries around the world. Our results of operations are subject to both currency transaction and currency translation risk. Certain foreign currency forward contracts outstanding during 2020 and 2019 served as a hedge of a portion of PPG’s exposure to foreign currency transaction risk. The fair value of these contracts was a net asset of $2 million as of December 31, 2020 and a net liability of $7 million as of December 31, 2019. The potential reduction in PPG’s Income before income taxes resulting from the impact of adverse changes in exchange rates on the fair value of its outstanding foreign currency hedge contracts of 10% for European and Canadian currencies and 20% for Asian and Latin American currencies for the years ended December 31, 2020 and 2019 would have been $226 million and $357 million, respectively.
In August 2019 and February 2018, PPG entered into U.S. dollar to euro cross currency swap contracts for $300 million and $575 million, respectively; with a combined notional amount of $875 million outstanding, resulting in a net liability and a net asset with a fair value of $8 million and $48 million as of December 31, 2020 and 2019, respectively. A 10% increase in the value of the euro to the U.S. dollar would have had an unfavorable effect on the fair value of these swap contracts by reducing the value of these instruments by $95 million and $87 million at December 31, 2020 and 2019, respectively.
As of December 31, 2020 and 2019, PPG had non-U.S. dollar denominated debt outstanding of $2.4 billion and $2.3 billion, respectively. A weakening of the U.S. dollar by 10% against European currencies and by 20% against Asian and South American currencies would have resulted in unrealized translation losses of $273 million and $255 million as of December 31, 2020 and 2019, respectively.
Interest Rate Risk
The Company manages its interest rate risk of fixed and variable rates while attempting to minimize its interest costs. In the first quarter of 2018, PPG entered into interest rate swaps which converted $525 million of fixed rate debt to variable rate debt. The fair value of these contracts was an asset of $67 million and $35 million as of December 31, 2020 and 2019, respectively. An increase in variable interest rates of 10% would lower the fair value of these swaps and increase interest expense by $1 million and $7 million for the periods ended December 31, 2020 and 2019, respectively. A 10% increase in interest rates in the U.S., Canada, Mexico and Europe and a 20% increase in interest rates in Asia and South
2020 PPG ANNUAL REPORT AND FORM 10-K 29

America would have an insignificant effect on PPG’s variable rate debt obligations and interest expense for the periods ended December 31, 2020 and 2019, respectively. Further, a 10% reduction in interest rates would have increased the fair value of the Company’s fixed rate debt by approximately $48 million and $67 million as of December 31, 2020 and 2019, respectively; however, such changes would not have had an effect on PPG’s annual Income before income taxes or cash flows.
     2020 PPG ANNUAL REPORT AND 10-K 30

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of PPG Industries, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheet of PPG Industries, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income, of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2020 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As described in Note 9 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management Report on Establishing and Maintaining Adequate Internal Control Over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
As described in the Management Report on Establishing and Maintaining Adequate Internal Control Over Financial Reporting, management has excluded Ennis-Flint from its assessment of internal control over financial reporting as of December 31, 2020 because it was acquired by the Company in a purchase business combination during 2020. We have also excluded Ennis-Flint from our audit of internal control over financial reporting. Ennis-Flint is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 2% and less than 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2020.
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
2020 PPG ANNUAL REPORT AND FORM 10-K 31

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
Quantitative Goodwill Impairment Test
As described in Notes 1 and 7 to the consolidated financial statements, the Company’s consolidated goodwill balance was $5,102 million as of December 31, 2020. Management tests goodwill for impairment by either performing a qualitative evaluation or a quantitative test, at least annually, or more frequently if an indication of impairment exists. Management’s quantitative goodwill impairment testing, if deemed necessary, is performed during the fourth quarter of each year by comparing the estimated fair value of an associated reporting unit as of September 30 to its carrying value. Fair value is estimated using a discounted cash flow model. Key assumptions and estimates used in the discounted cash flow model relate to projected future revenues, discount rates, operating cash flows, capital expenditures and tax rates.
The principal considerations for our determination that performing procedures relating to quantitative goodwill impairment testing is a critical audit matter are: (i) the significant judgment by management when developing the fair value measurement of any reporting units where a quantitative test was performed; and (ii) the high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating the significant assumption used in management’s cash flow projections related to projected future revenues.
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

/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
February 18, 2021
We have served as the Company’s auditor since 2013.
     2020 PPG ANNUAL REPORT AND 10-K 32

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
We conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this evaluation, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). In December 2020, the Company acquired Ennis-Flint and created the traffic solutions business within the Performance Coatings reportable business segment. The scope of the Company's assessment of the design and effectiveness of PPG's internal control over financial reporting for the year ended December 31, 2020 excluded this acquired business. Ennis-Flint is a wholly-owned subsidiary whose total assets and total revenues excluded from our assessment represented 2% and less than 1%, respectively, of PPG's consolidated total assets and total revenue as of and for the year ended December 31, 2020. This acquired business will be included in management’s assessment of the effectiveness of our internal controls over financial reporting as of December 31, 2021. Based on this evaluation we have concluded that, as of December 31, 2020, the Company’s internal control over financial reporting were effective.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued their report, included on pages 31-32 of this Form 10-K, regarding the Company’s internal control over financial reporting.

/s/ Michael H. McGarry	/s/ Vincent J. Morales
Michael H. McGarry Chairman and Chief Executive Officer February 18, 2021	Vincent J. Morales Senior Vice President and Chief Financial Officer February 18, 2021
2020 PPG ANNUAL REPORT AND FORM 10-K 33

Consolidated Statement of Income

	For the Year
($ in millions, except per share amounts)	2020	2019	2018
Net sales	$13,834	$15,146	$15,374
Cost of sales, exclusive of depreciation and amortization	7,777	8,653	9,001
Selling, general and administrative	3,389	3,604	3,573
Depreciation	371	375	354
Amortization	138	136	143
Research and development, net	379	432	441
Interest expense	138	132	118
Interest income	(23)	(32)	(23)
Impairment charges	93	—	—
Business restructuring	174	176	66
Other charges	104	98	122
Other income	(68)	(89)	(114)
Income before income taxes	$1,362	$1,661	$1,693
Income tax expense	291	392	353
Income from continuing operations	$1,071	$1,269	$1,340
Income from discontinued operations, net of tax	3	—	18
Net income attributable to the controlling and noncontrolling interests	$1,074	$1,269	$1,358
Less: Net income attributable to noncontrolling interests	15	26	17
Net income (attributable to PPG)	$1,059	$1,243	$1,341
Amounts attributable to PPG
Income from continuing operations, net of tax	$1,056	$1,243	$1,323
Income from discontinued operations, net of tax	3	—	18
Net income (attributable to PPG)	$1,059	$1,243	$1,341
Earnings per common share
Income from continuing operations, net of tax	$4.46	$5.25	$5.43
Income from discontinued operations, net of tax	0.01	—	0.07
Net income (attributable to PPG)	$4.47	$5.25	$5.50
Earnings per common share - assuming dilution
Income from continuing operations, net of tax	$4.44	$5.22	$5.40
Income from discontinued operations, net of tax	0.01	—	0.07
Net income (attributable to PPG)	$4.45	$5.22	$5.47
Consolidated Statement of Comprehensive Income

	For the Year
($ in millions)	2020	2019	2018
Net income attributable to the controlling and noncontrolling interests	$1,074	$1,269	$1,358
Other comprehensive (loss)/income, net of tax
Defined benefit pension and other postretirement benefits	(213)	(156)	9
Unrealized foreign currency translation adjustments	(36)	106	(155)
Derivative financial instruments	—	(1)	(1)
Other comprehensive loss, net of tax	(249)	(51)	(147)
Total comprehensive income	$825	$1,218	$1,211
Less: amounts attributable to noncontrolling interests:
Net income	(15)	(26)	(17)
Unrealized foreign currency translation adjustments	—	1	11
Comprehensive income attributable to PPG	$810	$1,193	$1,205
The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.
     2020 PPG ANNUAL REPORT AND 10-K 34

Consolidated Balance Sheet

	December 31
($ in millions)	2020	2019
Assets
Current assets
Cash and cash equivalents	$1,826	$1,216
Short-term investments	96	57
Receivables	2,726	2,756
Inventories	1,735	1,710
Other current assets	415	431
Total current assets	$6,798	$6,170
Property, plant and equipment, net	3,127	2,983
Goodwill	5,102	4,470
Identifiable intangible assets, net	2,351	2,131
Deferred income taxes	379	220
Investments	267	258
Operating lease right-of-use assets	847	782
Other assets	685	694
Total	$19,556	$17,708

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$3,792	$3,496
Restructuring reserves	281	196
Short-term debt and current portion of long-term debt	578	513
Current portion of operating lease liabilities	180	170
Total current liabilities	$4,831	$4,375
Long-term debt	5,171	4,539
Operating lease liabilities	677	622
Accrued pensions	945	745
Other postretirement benefits	733	661
Deferred income taxes	435	452
Other liabilities	949	911
Total liabilities	$13,741	$12,305
Commitments and contingent liabilities (See Note 14)
Shareholders’ equity
Common stock	$969	$969
Additional paid-in capital	1,008	950
Retained earnings	19,469	18,906
Treasury stock, at cost	(13,158)	(13,191)
Accumulated other comprehensive loss	(2,599)	(2,350)
Total PPG shareholders’ equity	$5,689	$5,284
Noncontrolling interests	126	119
Total shareholders’ equity	$5,815	$5,403
Total	$19,556	$17,708
The accompanying notes to the consolidated financial statements are an integral part of this consolidated statement.
2020 PPG ANNUAL REPORT AND FORM 10-K 35

Consolidated Statement of Shareholders’ Equity

($ in millions)	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total PPG	Non-controlling Interests	Total
January 1, 2018	$969	$756	$17,140	($11,251)	($2,057)	$5,557	$115	$5,672
Net income attributable to the controlling and noncontrolling interests	—	—	1,341	—	—	1,341	17	1,358
Other comprehensive income, net of tax	—	—	—	—	(136)	(136)	(11)	(147)
Cash dividends	—	—	(453)	—	—	(453)	—	(453)
Purchase of treasury stock	—	—	—	(1,721)	—	(1,721)	—	(1,721)
Issuance of treasury stock	—	28	—	14	—	42	—	42
Stock-based compensation activity	—	4	—	—	—	4	—	4
Dividends paid on subsidiary common stock to noncontrolling interests	—	—	—	—	—	—	(7)	(7)
Reductions in noncontrolling interests	—	—	—	—	—	—	(12)	(12)
Reclassification from other comprehensive income to retained earnings - Adoption of ASU 2018-02	—	—	107	—	(107)	—	—	—
Adjustment to retained earnings - Adoption of ASU 2016-16	—	—	(4)	—	—	(4)	—	(4)
December 31, 2018	$969	$788	$18,131	($12,958)	($2,300)	$4,630	$102	$4,732
Net income attributable to the controlling and noncontrolling interests	—	—	1,243	—	—	1,243	26	1,269
Other comprehensive loss, net of tax	—	—	—	—	(50)	(50)	(1)	(51)
Cash dividends	—	—	(468)	—	—	(468)	—	(468)
Purchase of treasury stock	—	—	—	(325)	—	(325)	—	(325)
Issuance of treasury stock	—	151	—	92	—	243	—	243
Stock-based compensation activity	—	10	—	—	—	10	—	10
Dividends paid on subsidiary common stock to noncontrolling interests	—	—	—	—	—	—	(8)	(8)
Other	—	1	—	—	—	1	—	1
December 31, 2019	$969	$950	$18,906	($13,191)	($2,350)	$5,284	$119	$5,403
Net income attributable to the controlling and noncontrolling interests	—	—	1,059	—	—	1,059	15	1,074
Other comprehensive loss, net of tax	—	—	—	—	(249)	(249)	—	(249)
Cash dividends	—	—	(496)	—	—	(496)	—	(496)
Purchase of treasury stock	—	—	—	—	—	—	—	—
Issuance of treasury stock	—	45	—	33	—	78	—	78
Stock-based compensation activity	—	13	—	—	—	13	—	13
Dividends paid on subsidiary common stock to noncontrolling interests	—	—	—	—	—	—	(4)	(4)
Reductions in noncontrolling interests	—	—	—	—	—	—	(4)	(4)
December 31, 2020	$969	$1,008	$19,469	($13,158)	($2,599)	$5,689	$126	$5,815
The accompanying notes to the consolidated financial statements are an integral part of this consolidated statement.
     2020 PPG ANNUAL REPORT AND 10-K 36

Consolidated Statement of Cash Flows

	For the Year
($ in millions)	2020	2019	2018
Operating activities
Net income attributable to controlling and noncontrolling interests	$1,074	$1,269	$1,358
Less: Income from discontinued operations	3	—	18
Income from continuing operations	$1,071	$1,269	$1,340
Adjustments to reconcile net income to cash from operations:
Depreciation and amortization	509	511	497
Pension expense	43	54	43
Pension curtailment charges	13	—	—
Debt extinguishment charge	7	—	—
Business restructuring, net	174	176	66
Impairment charges	93	—	—
Environmental remediation charges and other costs, net	26	61	77
Stock-based compensation expense	44	39	37
Gain on sale of land	—	—	(26)
Equity affiliate loss/(income), net of dividends	10	4	(1)
Deferred income taxes	(47)	(5)	45
Cash contributions to pension plans	(17)	(13)	(99)
Cash used for restructuring actions	(126)	(58)	(66)
Change in certain asset and liability accounts (net of acquisitions):
Receivables	187	121	(69)
Inventories	111	145	(109)
Other current assets	49	(95)	5
Accounts payable and accrued liabilities	127	(63)	(76)
Noncurrent assets and liabilities, net	(25)	(13)	(207)
Taxes and interest payable	(108)	(32)	50
Other	(12)	(17)	(20)
Cash from operating activities - continuing operations	$2,129	$2,084	$1,487
Cash from/(used for) operating activities - discontinued operations	1	(4)	(20)
Cash from operating activities	$2,130	$2,080	$1,467
Investing activities
Capital expenditures	($304)	($413)	($411)
Business acquisitions, net of cash balances acquired	(1,169)	(643)	(378)
Proceeds from sale of land	—	—	27
Payments for the settlement of cross currency swap contracts	(5)	(8)	(28)
Proceeds from the settlement of cross currency swap contracts	22	28	23
Other	9	27	3
Cash used for investing activities	($1,447)	($1,009)	($764)
Financing activities
Net change in borrowings with maturities of three months or less	($6)	$6	($1)
Proceeds on commercial paper and short-term debt, net of payments	1,647	100	(2)
Repayment of Term Loan	(1,100)	—	—
Proceeds from revolving credit facility	800	—	—
Repayment of revolving credit facility	(800)	—	—
Proceeds from the issuance of debt, net of discounts and fees	415	595	992
Repayment of long-term debt	(504)	(637)	(6)
Repayment of acquired debt	(13)	(23)	—
Payments related to tax withholding on stock-based compensation awards	(17)	(20)	(15)
Purchase of treasury stock	—	(325)	(1,721)
Issuance of treasury stock	54	61	15
Dividends paid on PPG common stock	(496)	(468)	(453)
Purchase of noncontrolling interest	—	(39)	—
Other	(39)	(8)	(14)
Cash used for financing activities	($59)	($758)	($1,205)
Effect of currency exchange rate changes on cash and cash equivalents	6	1	(32)
Cash reclassified to assets held for sale	(20)	—	—
Net increase/(decrease) in cash and cash equivalents	$610	$314	($534)
Cash and cash equivalents, beginning of year	$1,216	$902	$1,436
Cash and cash equivalents, end of year	$1,826	$1,216	$902

Supplemental disclosures of cash flow information:
Interest paid, net of amount capitalized	$153	$127	$108
Taxes paid, net of refunds	$367	$348	$380

Supplemental disclosure of noncash investing activities:
Reissuance of common stock for business acquisition	$—	$164	$—
The accompanying notes to the consolidated financial statements are an integral part of this consolidated statement.
2020 PPG ANNUAL REPORT AND FORM 10-K 37

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
Advertising Costs
Advertising costs are charged to expense as incurred and totaled $223 million, $283 million and $280 million in 2020, 2019 and 2018, respectively.
Research and Development
Research and development costs, which consist primarily of employee related costs, are charged to expense as incurred.

($ in millions)	2020	2019	2018
Research and development – total	$401	$456	$464
Less depreciation on research facilities	22	24	23
Research and development, net	$379	$432	$441
Legal Costs
Legal costs, which primarily include costs associated with acquisition and divestiture transactions, general litigation, environmental regulation compliance, patent and trademark protection and other general corporate purposes, are charged to expense as incurred.
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to operating losses and tax credit carryforwards as well as differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in Income tax expense in the consolidated statement of income in the period that includes the enactment date.
     2020 PPG ANNUAL REPORT AND 10-K 38

Notes to the Consolidated Financial Statements
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
2020 PPG ANNUAL REPORT AND FORM 10-K 39

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
PPG is a multinational manufacturer with 10 operating segments (which the Company refers to as “strategic business units”) that are organized based on the Company’s major products lines. These operating segments are also the Company’s reporting units for purposes of testing goodwill for impairment, which is tested at least annually in connection with PPG’s strategic planning process or more frequently if an indication of impairment exists. The Company tests goodwill for impairment by either performing a qualitative evaluation or a quantitative test. The qualitative evaluation is an assessment of factors, including reporting unit specific operating results as well as industry, market and general economic conditions, to determine whether it is more likely than not that the fair values of a reporting unit is less than its carrying amount, including goodwill. The Company may elect to bypass this qualitative assessment for some or all of its reporting units and perform a quantitative test. Quantitative goodwill impairment testing, if deemed necessary, is performed during the fourth quarter of each year by comparing the estimated fair value of an associated reporting unit as of September 30 to its carrying value. Fair value is estimated using a discounted cash flow model. Key assumptions and estimates used in the discounted cash flow model include projected future revenues, discount rates, operating cash flows, capital expenditures and tax rates. In 2020, the annual impairment testing review of goodwill did not result in impairment of the Company’s reporting units.
The Company has determined that certain acquired trademarks have indefinite useful lives. The Company tests the carrying value of these trademarks for impairment at least annually, or as needed whenever events and circumstances indicate that their carrying amount may not be recoverable. The annual assessment takes place in the fourth quarter of each year either by completing a qualitative assessment or quantitatively by comparing the estimated fair value of each trademark as of September 30 to its carrying value. Fair value is estimated by using the relief from royalty method (a discounted cash flow methodology). The qualitative assessment includes consideration of factors, including revenue relative to the asset being assessed, the operating results of the related business as well as industry, market and general economic conditions, to determine whether it is more likely than not that the fair value of the asset is less than its carrying amount. In 2020, the annual impairment testing review of indefinite-lived intangibles performed as of September 30, 2020 resulted in the Company recognizing a pretax impairment charge of $38 million. See Note 7, “Goodwill and Other Identifiable Intangible Assets” for further details.
Identifiable intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives (1 to 30 years) and are reviewed for impairment whenever events or circumstances indicate that their carrying amount may not be recoverable.
Receivables and Allowances
All trade receivables are reported on the consolidated balance sheet at the outstanding principal adjusted for any allowance for credit losses and any charge offs. The Company provides an allowance for credit losses to reduce receivables to their estimated net realizable value when it is probable that a loss will be incurred. Those estimates are based on historical collection experience, current regional economic and market conditions, the aging of accounts receivable, assessments of current creditworthiness of customers, and forward-looking information. See Note 2, “Allowance for Credit Losses” for further details.
Leases
The Company determines if a contract is a lease at the inception of the arrangement. The Company reviews all options to extend, terminate, or purchase its right of use assets at the inception of the lease and accounts for these options when they are reasonably certain of being exercised. Certain real estate leases contain lease and non-lease components, which
     2020 PPG ANNUAL REPORT AND 10-K 40

Notes to the Consolidated Financial Statements
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
Asset Retirement Obligations
An asset retirement obligation represents a legal obligation associated with the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development or normal operation of that long-lived asset. PPG recognizes asset retirement obligations in the period in which they are incurred, if a reasonable estimate of fair value can be made. The asset retirement obligation is subsequently adjusted for changes in fair value. The associated estimated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over its useful life. PPG’s asset retirement obligations are primarily associated with the retirement or closure of certain assets used in PPG’s manufacturing process. The accrued asset retirement obligation is recorded in Accounts payable and accrued liabilities and Other liabilities on the consolidated balance sheet and was $21 million as of December 31, 2020 and 2019.
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
Environmental Contingencies
It is PPG’s policy to accrue expenses for environmental contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Reserves for environmental contingencies are exclusive of claims against third parties and are generally not discounted.
Assets and Liabilities Held for Sale
The Company classifies assets and liabilities as held for sale (a “disposal group”) when management commits to a plan to sell the disposal group, the sale is probable within one year and the disposal group is available for immediate sale in its present condition. The Company considers various factors, particularly whether actions required to complete the plan indicate it is unlikely that significant changes to the plan will be made or the plan will be withdrawn. Assets held for sale are measured at the lower of carrying value or fair value less costs to sell. Any loss resulting from the measurement is recognized in the period the held-for-sale criteria are met. Conversely, gains are not recognized until the date of the sale. When the disposal group is classified as held for sale, depreciation and amortization ceases and the Company tests the assets for impairment.
Accounting Standards Adopted in 2020
Effective January 1, 2020, PPG adopted Accounting Standards Update (“ASU”) No. 2016-13, "Financial Instruments - Credit Losses." This ASU requires an organization to measure all expected credit losses for financial assets, including trade receivables, held at the reporting date based on historical experience, current conditions, and reasonable and supportable information. Organizations will now use forward-looking information to better estimate their credit losses. PPG adopted this ASU using a modified retrospective approach. Under this method of adoption, PPG determined that there was no cumulative-effect adjustment to beginning Retained earnings on the condensed consolidated balance sheet. Adoption of this standard did not impact PPG’s Income before income taxes and had no impact on the condensed consolidated statement of cash flows. See Note 2, Allowance for Credit Losses“” for further details.
Effective January 1, 2020, PPG adopted ASU No. 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software: Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.”
2020 PPG ANNUAL REPORT AND FORM 10-K 41

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
2. Allowance for Credit Losses
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
The following table summarizes the activity for the allowance for credit losses for the year ended December 31, 2020:

($ in millions)	Trade Receivables Allowance for Credit Losses
January 1, 2020	$22
Current-period provision for credit losses	44
Trade receivables written off as uncollectible, net of recoveries	(22)
December 31, 2020	$44
In March 2020, PPG recorded estimated future credit losses for trade receivables of $30 million related to the potential financial impacts of the COVID-19 global pandemic. These amounts were estimated based on regional business information, including certain forward-looking information and other considerations. During the third and fourth quarter of 2020, certain customers filed for bankruptcy as a result of the global pandemic and the trade receivables associated with those customers were written off against the previously established reserve. As of December 31, 2020, $22 million remains in the reserve for future global pandemic related matters. PPG will continue to monitor the adequacy of this reserve as new information becomes available.
     2020 PPG ANNUAL REPORT AND 10-K 42

Notes to the Consolidated Financial Statements
3. Acquisitions and Divestitures
Acquisitions
Announced Acquisitions
On January 11, 2021, PPG announced that it reached a definitive agreement to acquire Wörwag, a global manufacturer of coatings for industrial and automotive applications. The company specializes in developing sustainable liquid, powder and film coatings. The transaction is expected to close in the first half of 2021, subject to customary closing conditions.
On January 5, 2021, PPG announced that it reached a definitive agreement to acquire VersaFlex, a manufacturer specializing in polyurea, epoxy and polyurethane coatings for water and waste water infrastructure, flooring, transportation infrastructure, and industrial applications. The transaction is expected to close in the first quarter of 2021, subject to customary closing conditions.
On December 18, 2020, PPG announced that it entered into a definitive agreement to acquire Tikkurila in an all-cash transaction. On February 4, 2021, PPG and Tikkurila entered into an amendment to the previously announced definitive combination agreement. Tikkurila is a leading Nordic producer and distributor of decorative paint and coatings. Under the terms of the amended agreement, PPG has commenced a tender offer to acquire all of the issued and outstanding stock of Tikkurila. The transaction is expected to close in the first half of 2021, subject to customary closing conditions.
Completed Acquisitions
Ennis-Flint
On December 23, 2020, PPG completed the acquisition of Ennis-Flint, a global manufacturer of a broad portfolio of pavement marking products, including traffic paint, hot-applied and preformed thermoplastics, raised pavement markers and intelligent transportation systems. PPG funded this transaction using cash on hand. The pro-forma impact on PPG's sales and results of operations, including the pro-forma effect of events that are directly attributable to the acquisition, was not significant. The results of this business since the date of acquisition have been reported within the new traffic solutions business within the Performance Coatings reportable business segment.
Alpha Coating Technologies, LLC
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
2020 PPG ANNUAL REPORT AND FORM 10-K 43

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
ProCoatings
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
Other Acquisitions
In 2020, 2019, and 2018, the Company completed several smaller business acquisitions. The total consideration paid for these acquisitions, net of cash acquired, debt assumed and other post closing adjustments, was $1 million, $9 million and $108 million, respectively.
Divestitures
In December 2020, PPG committed to a plan to sell certain entities in smaller, non-strategic countries. The planned sale is expected to occur in 2021. As a result, the assets and liabilities of these entities were required to be reclassified as held for sale and an impairment charge of $52 million was recorded in the consolidated statement of income within Impairment charges for the year ended December 31, 2020, representing the recognition in earnings of the cumulative effect of foreign currency exchange losses previously recorded in equity since acquisition and the excess net book value of the net assets over the anticipated sales proceeds less costs to sell these entities. The assets and liabilities of these entities are reported as held for sale in Other current assets and Accounts payable and accrued liabilities, respectively, on the accompanying consolidated balance sheet as of December 31, 2020. The results of these entities are reported within the Performance Coatings reportable business segment.
The major classes of assets and liabilities of these entities included in the PPG consolidated balance sheet at December 31, 2020 were as follows:

($ in millions)	December 31, 2020
Cash and cash equivalents	$20
Receivables	5
Inventories	5
Assets held for sale	$30
Accounts payable and accrued liabilities	$14
Operating lease liabilities	6
Deferred income taxes	3
Other liabilities	1
Liabilities held for sale	$24
     2020 PPG ANNUAL REPORT AND 10-K 44

Notes to the Consolidated Financial Statements
Glass Segment
In 2017, PPG completed a multi-year strategic shift in the Company's business portfolio, resulting in the exit of all glass operations which consisted of the global fiber glass business, PPG's ownership interest in two Asian fiber glass joint ventures and the flat glass business. The income from discontinued operations related to the former Glass segment for the three years ended December 31, 2020, 2019, and 2018 were as follows:

($ in millions)	2020	2019	2018
Income from operations	$2	$3	$21
Income tax (benefit) expense	(1)	1	5
Income from discontinued operations, net of tax	$3	$2	$16
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
4. Working Capital Detail

($ in millions)	2020	2019
Receivables
Trade - net	$2,412	$2,479
Equity affiliates	2	3
Other - net	312	274
Total	$2,726	$2,756
Inventories(1)
Finished products	$1,021	$1,047
Work in process	187	197
Raw materials	490	431
Supplies	37	35
Total	$1,735	$1,710
Accounts payable and accrued liabilities
Trade	$2,259	$2,098
Accrued payroll	505	455
Customer rebates	320	280
Other postretirement and pension benefits	85	85
Income taxes	46	46
Other	577	532
Total	$3,792	$3,496
(1)Inventories valued using the LIFO method of inventory valuation comprised 33% and 34% of total gross inventory values as of December 31, 2020 and 2019, respectively. If the FIFO method of inventory valuation had been used, inventories would have been $110 million and $124 million higher as of December 31, 2020 and 2019, respectively.
5. Property, Plant and Equipment

($ in millions)	Useful Lives (years)	2020	2019
Land and land improvements	1-30	$541	$511
Buildings	20-40	1,673	1,573
Machinery and equipment	5-25	3,794	3,575
Other	3-20	1,123	1,092
Construction in progress		345	314
Total(1)		$7,476	$7,065
Less: accumulated depreciation		4,349	4,082
Net		$3,127	$2,983
(1)Interest capitalized in 2020, 2019 and 2018 was $6 million, $6 million and $4 million, respectively.
2020 PPG ANNUAL REPORT AND FORM 10-K 45

Notes to the Consolidated Financial Statements
6. Investments

($ in millions)	2020	2019
Investments in equity affiliates	$120	$129
Marketable equity securities (See Note 11)	97	80
Other	50	49
Total	$267	$258
Investments in equity affiliates represent PPG’s ownership interests in entities between 20% and 50% that manufacture and sell coatings and certain chemicals.
PPG’s share of undistributed net earnings of equity affiliates was $8 million and $11 million as of December 31, 2020 and 2019, respectively. Dividends received from equity affiliates were $18 million, $15 million and $15 million in 2020, 2019 and 2018, respectively.
7. Goodwill and Other Identifiable Intangible Assets

Goodwill
($ in millions)	Performance Coatings	Industrial Coatings	Total
January 1, 2019	$3,266	$804	$4,070
Acquisitions, including purchase accounting adjustments	166	230	396
Foreign currency impact	10	(6)	4
December 31, 2019	$3,442	$1,028	$4,470
Acquisitions, including purchase accounting adjustments	519	15	534
Disposals	(5)	—	(5)
Foreign currency impact	67	36	103
December 31, 2020	$4,023	$1,079	$5,102

Identifiable Intangible Assets
	December 31, 2020			December 31, 2019
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Indefinite-Lived Identifiable Intangible Assets
Trademarks	$1,101	$—	$1,101	$1,167	$—	$1,167
Definite-Lived Identifiable Intangible Assets
Acquired technology	$813	($585)	$228	$710	($549)	$161
Customer-related	1,849	(994)	855	1,578	(885)	693
Trade names	277	(129)	148	210	(111)	99
Other	64	(45)	19	51	(40)	11
Total Definite Lived Intangible Assets	$3,003	($1,753)	$1,250	$2,549	($1,585)	$964
Total Identifiable Intangible Assets	$4,104	($1,753)	$2,351	$3,716	($1,585)	$2,131
In the fourth quarter, the Company tests the carrying value of indefinite-lived trademarks for impairment, as discussed in Note 1, “Summary of Significant Accounting Policies”. In conjunction with the 2020 assessment, the long-term forecast of net sales for a trademark in the Performance Coatings segment was reduced as a result of recent performance. As a result, the Company recognized a pretax impairment charge of $38 million in Impairment charges in the accompanying consolidated statements of income.
The Company’s identifiable intangible assets with definite lives are being amortized over their estimated useful lives. Aggregate amortization expense was $138 million, $136 million and $143 million in 2020, 2019 and 2018, respectively.

($ in millions)	2021	2022	2023	2024	2025
Estimated future amortization expense	$175	$175	$165	$150	$140
     2020 PPG ANNUAL REPORT AND 10-K 46

Notes to the Consolidated Financial Statements
8. Business Restructuring
The Company records restructuring liabilities that represent charges incurred in connection with consolidations of certain operations, including operations from acquisitions, as well as headcount reduction programs. These charges consist primarily of severance costs and certain other cash costs. As a result of these programs, the Company will also incur incremental non-cash accelerated depreciation expense for certain assets due to their reduced expected asset life. These charges are not allocated to the Company’s reportable business segments. Refer to Note 22, “Reportable Business Segment Information” for additional information.
2020 Restructuring Program
In June 2020, the Company approved a business restructuring plan which included actions to reduce its global cost structure. The program addresses weakened global economic conditions stemming from the COVID-19 pandemic and related pace of recovery in a few end-use markets along with further opportunities to optimize supply chain and functional costs. The plan includes a voluntary separation program that was offered in the U.S. and Canada. A pretax restructuring charge of $176 million was recorded in PPG's second quarter 2020 financial results. This charge represents employee severance and other cash costs. In addition, as a result of the approved actions within this restructuring plan, the Company recorded a pension curtailment charge of $13 million in December 2020. Refer to Note 14, “Employee Benefit Plans” for additional information. The majority of these restructuring actions are expected to be completed by the end of 2021.

2019 and 2018 Restructuring Programs
As a result of the COVID-19 pandemic, the Company expects delays in the timing of certain previously recorded restructuring actions. Program completion dates may differ from the originally targeted timeline, as noted below.
In June 2019, the Company approved a business restructuring plan which included actions to reduce its global cost structure. The program is the result of a comprehensive internal operational assessment to identify further opportunities to improve the profitability of the overall business portfolio. This program includes further manufacturing optimization; targeted pruning of low-profit business in certain regions; exiting certain smaller product lines that are not meeting profitability objectives; reorganization of certain business unit cost structures based on the current economic climate; and certain redundancy actions related to recent acquisitions. The majority of these restructuring actions are expected to be completed by the end of the first quarter 2021 with the remainder of the actions expected to be completed by 2022.
In April 2018, the Company approved a business restructuring plan which included actions to reduce its global cost structure. The program was in response to the impacts of customer assortment changes in our U.S. architectural coatings business during the first quarter 2018 and sustained, elevated raw material inflation. The program aims to further right-size employee headcount and production capacity in certain businesses based on product demand, as well as reductions in various global functional and administrative costs. These restructuring actions are expected to be completed by the end of the second quarter 2021.
The reserve activity for the years ended December 31, 2020 and 2019, was as follows:

Restructuring Reserve Activity
($ in millions)	Total Reserve
December 31, 2018	$110
2019 restructuring charges	194
Release of prior reserves and other adjustments	(18)
Cash payments	(58)
Foreign currency impact	(4)
December 31, 2019	$224
Approved restructuring actions (a)	203
Release of prior reserves and other adjustments	(29)
Cash payments	(126)
Foreign currency impact	21
December 31, 2020	$293
(a) In 2020, additional programs were approved by management and charges of $27 million were recorded in PPG's financial results.
9. Leases
PPG leases certain retail paint stores, warehouses, distribution facilities, office space, fleet vehicles and equipment.
Effective January 1, 2019, PPG adopted Accounting Standards Update (“ASU”) No. 2016-02, "Leases." As permitted in the modified retrospective adoption method, PPG will continue to report periods prior to January 1, 2019 in its financial statements under prior guidance as outlined in Accounting Standards Codification Topic 840, "Leases."
2020 PPG ANNUAL REPORT AND FORM 10-K 47

Notes to the Consolidated Financial Statements
The components of lease expense for the year ended December 31, 2020 and 2019 were as follows:

($ in millions)	Classification in the Consolidated Statement of Income	2020	2019
Operating lease cost	Cost of sales, exclusive of depreciation and amortization	$34	$34
Operating lease cost	Selling, general and administrative	206	198
Total operating lease cost		$240	$232
Finance lease cost:
Amortization of right-of-use assets	Depreciation	$2	$2
Interest on lease liabilities	Interest expense	1	1
Total finance lease cost		$3	$3
Total lease cost		$243	$235
Lease expense for operating leases was $289 million in 2018.
Total operating lease cost for the years ended December 31, 2020 and 2019 is inclusive of the following:

($ in millions)	2020	2019
Variable lease costs	$17	$15
Short-term lease costs	$8	$5

($ in millions)	Classification on the Consolidated Balance Sheet	2020	2019
Assets:
Operating	Operating lease right-of-use assets	$847	$782
Finance(a)	Property, plant, and equipment, net	17	17
Total leased assets		$864	$799
Liabilities:
Current
Operating	Current portion of operating lease liabilities	$180	$170
Finance	Short-term debt and current portion of long-term debt	3	3
Noncurrent
Operating	Operating lease liabilities	$677	$622
Finance	Long-term debt	9	8
Total lease liabilities		$869	$803
(a)    Net of accumulated depreciation of $13 and $11 million as of December 31, 2020 and 2019, respectively.

($ in millions)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$212	$210
Operating cash flows paid for finance leases	$1	$1
Financing cash flows paid for finance leases	$2	$4
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$227	$219
Finance leases	$4	$1

	2020	2019
Weighted-average remaining lease term (in years)
Operating leases	7.4	7.4
Finance leases	6.1	6.2
Weighted-average discount rate
Operating leases	2.4%	3.0%
Finance leases	7.0%	9.4%
     2020 PPG ANNUAL REPORT AND 10-K 48

Notes to the Consolidated Financial Statements
As of December 31, 2020, maturities of lease liabilities were as follows:

($ in millions)	Operating Leases	Finance Leases
2021	$199	$4
2022	160	3
2023	124	3
2024	98	1
2025	79	1
Thereafter	282	2
Total lease payments	$942	$14
Less: Interest	85	2
Total lease obligations	$857	$12
10. Borrowings and Lines of Credit
Long-term Debt Obligations

($ in millions)	Maturity Date	2020	2019
3.6% notes ($500)	2020	—	499
9% non-callable debentures ($134)(1)	2021	134	134
0.875% notes (€600)	2022	732	671
3.2% notes ($300)(2)	2023	299	298
2.4% notes ($300)	2024	298	297
0.875% note (€600)	2025	727	665
1.4% notes (€600)	2027	726	665
3.75% notes ($800)(3)	2028	813	695
2.5% note (€80)	2029	94	88
2.8% notes ($300)	2029	299	297
2.55% notes ($300)	2030	296	—
7.70% notes ($176)	2038	174	174
5.5% notes ($250)	2040	247	247
3% note (€120)	2044	139	127
Commercial paper	Various	250	100
Various other non-U.S. debt(4)	Various	38	38
Finance lease obligations	Various	12	11
Impact of derivatives on debt(1)(5)	N/A	68	36
Total		$5,346	$5,042
Less payments due within one year	N/A	175	503
Long-term debt		$5,171	$4,539
(1)PPG entered into several interest rate swaps, which were subsequently settled in prior periods. The impact of these settlements are being amortized over the remaining life of the debentures as a reduction to interest expense. The weighted average interest rate for these borrowings was 8.4% for the years ended December 31, 2020 and 2019.
(2)In February 2018, PPG entered into interest rate swaps which converted $150 million of the notes from a fixed interest rate to a floating interest rate based on the three month London Interbank Offered Rate (LIBOR). The impact of the derivative on the notes represents the fair value adjustment of the debt. The average effective interest rate for the portion of the notes impacted by the swaps was 1.2% and 2.9% as of December 31, 2020 and 2019, respectively. Refer to Note 11, “Financial Instruments, Hedging Activities and Fair Value Measurements” for additional information.
(3)In February 2018, PPG entered into interest rate swaps which converted $375 million of the notes from a fixed interest rate to a floating interest rate based on the three month LIBOR. The impact of the derivative on the notes represents the fair value adjustment of the debt. The average effective interest rate for the portion of the notes impacted by the swaps was 1.6% and 3.3% as of December 31, 2020 and 2019, respectively. Refer to Note 11, “Financial Instruments, Hedging Activities and Fair Value Measurements” for additional information.
(4)Weighted average interest rate of 3.8% and 3.7% as of December 31, 2020 and 2019, respectively.
(5)Fair value adjustment of the 3.2% $300 million notes and 3.75% $700 million notes as a result of fair value hedge accounting treatment related to the outstanding interest rate swaps as of December 31, 2020 and 2019, respectively. Refer to Note 11, “Financial Instruments, Hedging Activities and Fair Value Measurements” for additional information.
2020 Activities
In August 2020, PPG completed a public offering of $100 million aggregate principal amount of 3.75% notes due March 2028. These notes were issued as additional notes pursuant to PPG’s existing shelf registration statement and pursuant to the Indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, as supplemented (the "2018 Indenture"), which is is the same Indenture pursuant to which we previously issued $700 million in aggregate principle amount of our 3.75% notes due March 2028 on February 27, 2018. The new notes will be treated
2020 PPG ANNUAL REPORT AND FORM 10-K 49

Notes to the Consolidated Financial Statements
as a single series of notes with the existing notes under the 2018 Indenture, have the same CUSIP number as the existing notes, and be fungible with the existing notes for US federal income tax purposes. The Indenture governing these notes contains covenants that limit the Company’s ability to, among other things, incur certain liens securing indebtedness, engage in certain sale-leaseback transactions, and enter into certain consolidations, mergers, conveyances, transfers or leases of all or substantially all the Company’s assets. The terms of these notes also require the Company to make an offer to repurchase the notes upon a Change of Control Triggering Event (as defined in the 2018 Indenture) at a price equal to 101% of their principal amount plus accrued and unpaid interest. The Company may issue additional debt from time to time pursuant to the 2018 Indenture. The aggregate cash proceeds from the notes, including the premium received at issuance, net of fees, was $119 million.
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
In May 2020, PPG completed a public offering of $300 million aggregate principal amount of 2.55% notes due 2030. These notes were issued pursuant to PPG’s existing shelf registration statement and pursuant to an indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, as supplemented (the "2020 Indenture"). The 2020 Indenture governing these notes contains covenants that limit the Company’s ability to, among other things, incur certain liens securing indebtedness, engage in certain sale-leaseback transactions, and enter into certain consolidations, mergers, conveyances, transfers or leases of all or substantially all the Company’s assets. The terms of these notes also require the Company to make an offer to repurchase the notes upon a Change of Control Triggering Event (as defined in the 2020 Indenture) at a price equal to 101% of their principal amount plus accrued and unpaid interest. The Company may issue additional debt from time to time pursuant to the 2020 Indenture. The aggregate cash proceeds from the notes, net of discounts and fees, was $296 million.
In April 2020, PPG entered into a $1.5 billion 364-Day Term Loan Credit Agreement (the “Term Loan”). The Term Loan contains covenants that are consistent with those in the Credit Agreement discussed below and that are usual and customary restrictive covenants for facilities of its type, which include, with specified exceptions, limitations on the Company’s ability to create liens or other encumbrances, to enter into sale and leaseback transactions and to enter into consolidations, mergers or transfers of all or substantially all of its assets. In 2020, PPG repaid $1.1 billion of the Term Loan using cash on hand. The remaining Term Loan terminates and all amounts outstanding are payable on April 13, 2021.
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
2018 Activities
In February 2018, PPG completed a public offering of $300 million aggregate principal amount of 3.2% notes due 2023 and $700 million aggregate principal amount of 3.75% notes due 2028. These notes were issued pursuant to the 2018 Indenture. The 2018 Indenture governing these notes contains covenants that limit the Company’s ability to, among other things, incur certain liens securing indebtedness, engage in certain sale-leaseback transactions, and enter into certain consolidations, mergers, conveyances, transfers or leases of all or substantially all the Company’s assets. The terms of these notes also require the Company to make an offer to repurchase the notes upon a Change of Control Triggering Event (as defined in the 2018 Indenture) at a price equal to 101% of their principal amount plus accrued and unpaid interest. The Company may issue additional debt from time to time pursuant to the 2018 Indenture.

     2020 PPG ANNUAL REPORT AND 10-K 50

Notes to the Consolidated Financial Statements
The aggregate cash proceeds from the notes, net of discounts and fees, was $992 million. A portion of the notes were converted from a fixed interest rate to a floating interest rate using interest rate swap contracts. For more information, refer to Note 11, “Financial Instruments, Hedging Activities and Fair Value Measurements.”
Credit agreements
In August 2019, PPG amended and restated its five-year credit agreement (the “Credit Agreement”) with several banks and financial institutions. The Credit Agreement amends and restates the Company's existing five year credit agreement dated as of December 18, 2015. The Credit Agreement provides for a $2.2 billion unsecured revolving credit facility. The Company has the ability to increase the size of the Credit Agreement by up to an additional $750 million, subject to the receipt of lender commitments and other conditions precedent. The Credit Agreement will terminate on August 30, 2024. The Company has the right, subject to certain conditions set forth in the Credit Agreement, to designate certain subsidiaries of the Company as borrowers under the Credit Agreement. In connection with any such designation, the Company is required to guarantee the obligations of any such subsidiaries under the Credit Agreement. In March 2020, PPG borrowed $800 million under the Credit Agreement and repaid that amount in full in April 2020. For the years ended December 31, 2020 and 2019, there were no amounts outstanding under the credit agreement. The indicative borrowing rate on a one month, U.S. dollar denominated borrowing was 1.1% at December 31, 2020.
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
The Credit Agreement also supports the Company’s commercial paper borrowings which are classified as long-term based on PPG’s intent and ability to refinance these borrowings on a long-term basis. Commercial paper borrowings of $250 million and $100 million were outstanding as of December 31, 2020 and December 31, 2019, respectively, under the credit agreement.
The Credit Agreement contains usual and customary restrictive covenants for facilities of its type, which include, with specified exceptions, limitations on the Company’s ability to create liens or other encumbrances, to enter into sale and leaseback transactions and to enter into consolidations, mergers or transfers of all or substantially all of its assets. The Credit Agreement also requires the Company to maintain a ratio of Total Indebtedness to Total Capitalization, as defined in the Credit Agreement, of 60% or less; provided, that for any fiscal quarter in which the Company has made an acquisition for consideration in excess of $1 billion and for the next five fiscal quarters thereafter, the ratio of Total Indebtedness to Total Capitalization may not exceed 65% at any time. As of December 31, 2020, Total Indebtedness to Total Capitalization as defined under the Credit Agreement was 46%.
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
Restrictive Covenants and Cross-Default Provisions
As of December 31, 2020, PPG was in full compliance with the restrictive covenants under its various credit agreements, loan agreements and indentures.
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
Long-term Debt Maturities

($ in millions)	Maturity per year
2021	$175
2022	$733
2023	$307
2024	$298
2025	$982
Thereafter	$2,851
2020 PPG ANNUAL REPORT AND FORM 10-K 51

Notes to the Consolidated Financial Statements
Short-term Debt Obligations

($ in millions)	2020	2019
Various, weighted average 1.7% and 3.6% as of December 31, 2020 and 2019, respectively.	$403	$10
Lines of Credit, Letters of Credit, Surety Bonds and Guarantees
PPG’s non-U.S. operations have uncommitted lines of credit totaling $577 million of which $35 million was used as of December 31, 2020. These uncommitted lines of credit are subject to cancellation at any time and are generally not subject to any commitment fees.
The Company had outstanding letters of credit and surety bonds of $134 million and $152 million as of December 31, 2020 and 2019, respectively. The letters of credit secure the Company’s performance to third parties under certain self-insurance programs and other commitments made in the ordinary course of business.
As of December 31, 2020 and 2019, guarantees outstanding were $9 million. The guarantees relate primarily to debt of certain entities in which PPG has an ownership interest and selected customers of certain PPG businesses. A portion of such debt is secured by the assets of the related entities. The carrying value of these guarantees were zero at December 31, 2020 and 2019, and the fair values of these guarantees were zero and December 31, 2020 and 2019. The fair value of each guarantee was estimated by comparing the net present value of two hypothetical cash flow streams, one based on PPG’s incremental borrowing rate and the other based on the borrower’s incremental borrowing rate, as of the effective date of the guarantee. Both streams were discounted at a risk free rate of return. The Company does not believe any loss related to these letters of credit, surety bonds or guarantees is likely.
11. Financial Instruments, Hedging Activities and Fair Value Measurements
Financial instruments include cash and cash equivalents, short-term investments, cash held in escrow, marketable equity securities, accounts receivable, company-owned life insurance, accounts payable, short-term and long-term debt instruments, and derivatives. The fair values of these financial instruments approximated their carrying values at December 31, 2020 and 2019, in the aggregate, except for long-term debt instruments.
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
PPG’s policies do not permit speculative use of derivative financial instruments. PPG enters into derivative financial instruments with high credit quality counterparties and diversifies its positions among such counterparties in order to reduce its exposure to credit losses. The Company did not realize a credit loss on derivatives during the three-year period ended December 31, 2020.
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
In 2020 and 2019, there were no derivative instruments de-designated or discontinued as a hedging instrument. There were no gains or losses deferred in Accumulated other comprehensive loss on the consolidated balance sheet that were reclassified to Income before income taxes in the consolidated statement of income during the three-year period ended December 31, 2020 related to hedges of anticipated transactions that were no longer expected to occur.
Fair Value Hedges
The Company uses interest rate swaps from time to time to manage its exposure to changing interest rates. When outstanding, the interest rate swaps are typically designated as fair value hedges of certain outstanding debt obligations of the Company and are recorded at fair value.
In February 2018, PPG entered into interest rate swaps which converted $525 million of fixed rate debt to variable rate debt. The swaps are designated as fair value hedges and are carried at fair value. Changes in the fair value of these swaps and changes in the fair value of the related debt are recorded in Interest expense in the accompanying consolidated statement of income. The fair value of these interest rate swaps was $67 million and $35 million at December 31, 2020 and 2019, respectively.
     2020 PPG ANNUAL REPORT AND 10-K 52

Notes to the Consolidated Financial Statements
Cash Flow Hedges
PPG designates certain foreign currency forward contracts as cash flow hedges of the Company’s exposure to variability in exchange rates on third party transactions denominated in foreign currencies. There were no outstanding cash flow hedges at December 31, 2020. Underlying notional amounts related to these foreign currency forward contracts were $43 million at December 31, 2019. As of December 31, 2019, the fair value of all foreign currency forward contracts designated as cash flow hedges was a liability of $1 million.
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
As of December 31, 2020 and 2019, the fair value of the U.S. dollar to euro cross currency swap contracts was a net liability and a net asset of $8 million and $48 million, respectively.
At December 31, 2020 and 2019, PPG had designated €2.0 billion of euro-denominated borrowings as hedges of a portion of its net investment in the Company’s European operations. The carrying value of these instruments at December 31, 2020 and 2019 was $2.4 billion and $2.2 billion, respectively.
There were no foreign currency forward contracts designated as net investment hedges used or outstanding as of and for the periods ended December 31, 2020, 2019 and 2018.
Other Financial Instruments
PPG uses foreign currency forward contracts to manage net transaction exposures that do not qualify for hedge accounting; therefore, the change in the fair value of these instruments is recorded in Other charges in the consolidated statement of income in the period of change. Underlying notional amounts related to these foreign currency forward contracts were $1.4 billion and $2.8 billion at December 31, 2020 and 2019, respectively. As of December 31, 2020 and 2019, the fair values of these contracts were a net asset and a net liability of $2 million and a net asset of $6 million, respectively.
Gains/Losses Deferred in Accumulated Other Comprehensive losses
As of December 31, 2020 and 2019, the Company had accumulated pretax unrealized translation losses and gains in Accumulated other comprehensive loss on the consolidated balance sheet related to the euro-denominated borrowings, foreign currency forward contracts, and the cross currency swaps of $22 million and $235 million, respectively.
2020 PPG ANNUAL REPORT AND FORM 10-K 53

Notes to the Consolidated Financial Statements
The following table summarizes the location within the consolidated financial statements and amount of gains/(losses) related to derivative and debt financial instruments for the years ended December 31, 2020, 2019 and 2018. All dollar amounts are shown on a pretax basis.

	2020		2019		2018		Caption in Consolidated Statement of Income
($ in millions)	Loss Deferred in AOCL	Gain Recognized	Gain Deferred in AOCL	Gain/(Loss) Recognized	(Loss)/Gain Deferred in AOCL	Gain/(Loss) Recognized
Fair Value
Interest rate Swaps		$12		$3		$3	Interest expense
Total Fair Value		$12		$3		$3
Cash Flow
Foreign currency forward contracts	$—	$—	$2	($3)	($9)	($8)	Other charges and Cost of sales
Total Cash Flow	$—	$—	$2	($3)	($9)	($8)
Net Investment
Cross currency swaps	($57)	$16	$13	$18	$21	$13	Interest expense
Foreign denominated debt	(200)	—	61	—	124	—
Total Net Investment	($257)	$16	$74	$18	$145	$13
Economic
Foreign currency forward contracts		$30		$55		$55	Other charges
Fair Value Measurements
The Company follows a fair value measurement hierarchy to measure its assets and liabilities. As of December 31, 2020 and 2019, respectively, the assets and liabilities measured at fair value on a recurring basis were cash equivalents, equity securities and derivatives. In addition, the Company measures its pension plan assets at fair value (see Note 14, “Employee Benefit Plans” for further details). The Company’s financial assets and liabilities are measured using inputs from the following three levels:
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
Level 3 inputs are unobservable inputs employed for measuring the fair value of assets or liabilities. The Company does not have any recurring financial assets or liabilities that are recorded in its consolidated balance sheets as of December 31, 2020 and 2019 that are classified as Level 3 inputs.
     2020 PPG ANNUAL REPORT AND 10-K 54

Notes to the Consolidated Financial Statements
Assets and liabilities reported at fair value on a recurring basis

	December 31, 2020			December 31, 2019
($ in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Other current assets:
Marketable equity securities	$6	$—	$—	$5	$—	$—
Foreign currency forward contracts(a)	—	8	—	—	14	—
Other assets:
Cross currency swaps(b)	$—	$13	$—	$—	$52	$—
Interest rate swaps(c)	—	67	—	—	35	—
Investments:
Marketable equity securities	$97	$—	$—	$80	$—	$—
Liabilities:
Accounts payable and accrued liabilities:
Foreign currency forward contracts(a)	$—	$6	$—	$—	$20	$—
Cross currency swaps(b)	—	8	—	—	—	—
Foreign currency forward contracts(d)	—	—	—	—	1	—
Other liabilities:
Cross currency swap(b)	$—	$13	$—	$—	$4	$—
(a)    Derivatives not designated as hedging instruments
(b)    Net investment hedges
(c)    Fair value hedges
(d)    Cash flow hedges
Long-Term Debt

($ in millions)	December 31, 2020(a)	December 31, 2019(b)
Long-term debt - carrying value	$5,296	$5,031
Long-term debt - fair value	$5,875	$5,363
(a)    Excluding finance lease obligations of $12 million and short term borrowings of $403 million as of December 31, 2020.
(b)    Excluding finance lease obligations of $11 million and short term borrowings of $10 million as of December 31, 2019.
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
2020 PPG ANNUAL REPORT AND FORM 10-K 55

Notes to the Consolidated Financial Statements
12. Earnings Per Common Share

($ in millions, except per share amounts)	2020	2019	2018
Earnings per common share (attributable to PPG)
Income from continuing operations, net of tax	$1,056	$1,243	$1,323
Income from discontinued operations, net of tax	3	—	18
Net income (attributable to PPG)	$1,059	$1,243	$1,341
Weighted average common shares outstanding	236.8	236.9	243.9
Effect of dilutive securities:
Stock options	0.4	0.6	0.8
Other stock compensation plans	0.7	0.7	0.7
Potentially dilutive common shares	1.1	1.3	1.5
Adjusted weighted average common shares outstanding	237.9	238.2	245.4
Earnings per common share (attributable to PPG):
Income from continuing operations, net of tax	$4.46	$5.25	$5.43
Income from discontinued operations, net of tax	0.01	—	0.07
Net income (attributable to PPG)	$4.47	$5.25	$5.50
Earnings per common share - assuming dilution (attributable to PPG)
Income from continuing operations, net of tax	$4.44	$5.22	$5.40
Income from discontinued operations, net of tax	0.01	—	0.07
Net income (attributable to PPG)	$4.45	$5.22	$5.47
There were 1.4 million, 0.9 million, and 1.0 million outstanding stock options excluded in 2020, 2019 and 2018, respectively, from the computation of earnings per diluted common share due to their anti-dilutive effect.
13. Income Taxes
The provision for income taxes by taxing jurisdiction and by significant components consisted of the following:

($ in millions)	2020	2019	2018
Current
U.S. federal	$12	$86	$7
U.S. state and local	6	15	4
Foreign	320	296	297
Total current income tax expense	$338	$397	$308
Deferred
U.S. federal	$1	($1)	$44
U.S. state and local	(3)	13	7
Foreign	(45)	(17)	(6)
Total deferred income tax (benefit)/expense	($47)	($5)	$45
Total income tax expense	$291	$392	$353
A reconciliation of the statutory U.S. corporate federal income tax rate to the Company’s effective tax rate follows:

	2020	2019	2018
U.S. federal income tax rate	21.0%	21.0%	21.0%
Changes in rate due to:
Taxes on non-U.S. earnings	3.3	2.9	3.3
U.S. state and local taxes	0.3	1.3	0.5
U.S. tax cost/(benefit) on foreign dividends	0.1	(0.9)	(0.4)
Tax benefits from equity awards	(0.4)	—	—
Change in valuation allowance reserves	(1.4)	—	—
U.S. tax incentives	(0.9)	(0.7)	(1.0)
U.S. tax cost/(benefit) - Tax Cuts & Jobs Act	—	0.3	(2.5)
Other	(0.6)	(0.3)	—
Effective income tax rate	21.4%	23.6%	20.9%
The effective income tax rate for 2020 and 2019 was 21.4% and 23.6%, respectively. In 2020, the lower effective income tax rate included higher net benefits for changes in valuation allowance reserves and for U.S. research and development credits. The total net benefit for these provisional items, as well as other credits in 2020, was $30 million.
     2020 PPG ANNUAL REPORT AND 10-K 56

Notes to the Consolidated Financial Statements
Provisions for income taxes in 2019 included a net benefit of global intangible low taxed income expense, foreign derived intangible income deductions and foreign tax credits. The total net benefit for these U.S. provision items as well as research and development credits in 2019 was $22 million.
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
Income before income taxes of the Company’s U.S. operations for 2020, 2019 and 2018 was $190 million, $596 million and $571 million, respectively. Income before income taxes of the Company’s foreign operations for 2020, 2019 and 2018 was $1,172 million, $1,065 million and $1,122 million, respectively.
Deferred income taxes
Deferred income taxes are provided for the effect of temporary differences that arise because there are certain items treated differently for financial accounting than for income tax reporting purposes. The deferred tax assets and liabilities are determined by applying the enacted tax rate in the year in which the temporary difference is expected to reverse.

($ in millions)	2020	2019
Deferred income tax assets related to
Employee benefits	$439	$382
Contingent and accrued liabilities	118	148
Operating loss and other carry-forwards	293	225
Inventories	1	4
Operating lease liabilities	209	194
Other	196	85
Valuation allowance	(167)	(158)
Total	$1,089	$880
Deferred income tax liabilities related to
Property	$240	$277
Intangibles	663	594
Employee benefits	37	65
Operating lease right-of-use assets	206	192
Other	16	2
Total	$1,162	$1,130
Deferred income tax liabilities – net	($73)	($250)
Net operating loss and credit carryforwards

($ in millions)	2020	2019	Expiration
Available net operating loss carryforwards, tax effected:
Indefinite expiration	$113	$157	NA
Definite expiration	80	25	2021 - 2040
Total	$193	$182	NA
Income tax credit carryforwards	$119	$59	2021 - 2040
A valuation allowance of $167 million and $158 million has been established for carry-forwards and certain other items at December 31, 2020 and 2019, respectively, when the ability to utilize them is not likely.
Undistributed foreign earnings
The Company had $4.1 billion and $3.6 billion of undistributed earnings of non-U.S. subsidiaries as of December 31, 2020 and 2019, respectively. These amounts relate to approximately 290 subsidiaries in approximately 75 taxable jurisdictions. The Company estimates repatriation of undistributed earnings of non-U.S. subsidiaries as of December 31, 2020 and 2019 would have resulted in a tax cost of $40 million and $32 million, respectively.
As of December 31, 2020, the Company has not changed its intention to reinvest foreign earnings indefinitely or repatriate when it is tax effective to do so, and as such, has not established a liability for foreign withholding taxes or other costs that would be incurred if the earnings were repatriated.
2020 PPG ANNUAL REPORT AND FORM 10-K 57

Notes to the Consolidated Financial Statements
Unrecognized tax benefits
The Company files federal, state and local income tax returns in numerous domestic and foreign jurisdictions. In most tax jurisdictions, returns are subject to examination by the relevant tax authorities for a number of years after the returns have been filed. The Company is no longer subject to examinations by tax authorities in any major tax jurisdiction for years before 2008. Additionally, the Company is no longer subject to examination by the Internal Revenue Service for U.S. federal income tax returns filed for years through 2014. The examinations of the Company’s U.S. federal income tax returns for 2015 through 2018 are currently underway.
A reconciliation of the total amounts of unrecognized tax benefits (excluding interest and penalties) as of December 31 follows:

($ in millions)	2020	2019	2018
January 1	$167	$166	$148
Current year tax positions - additions	25	25	36
Prior year tax positions - additions	5	4	17
Prior year tax positions - reductions	(2)	(9)	(6)
Statute of limitations expirations	(8)	(6)	(9)
Settlements	(11)	(12)	(15)
Foreign currency translation	(1)	(1)	(5)
December 31	$175	$167	$166
The Company expects that any reasonably possible change in the amount of unrecognized tax benefits in the next 12 months would not be significant. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $153 million as of December 31, 2020.
Interest and penalties

($ in millions)	2020	2019	2018
Accrued interest and penalties related to unrecognized tax benefits	$18	$17	$16
Loss recognized in income tax expense related to interest and penalties	$2	$1	$2
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.
14. Employee Benefit Plans
Defined Benefit Plans
PPG has defined benefit pension plans that cover certain employees worldwide. The principal defined benefit pension plans are those in the U.S., Canada, the Netherlands and the U.K. These plans in the aggregate represent approximately 93% of PPG’s total projected benefit obligation at December 31, 2020, of which the U.S. defined benefit pension plans represent the largest component.
As of January 1, 2006, the Company’s U.S. salaried defined benefit plans were closed to new entrants. In 2011, the Company approved amendments related to certain U.S. defined benefit plans so that depending upon the affected employee’s combined age and years of service to PPG, certain employees stopped accruing benefits either as of December 31, 2011 or December 31, 2020. In 2012, the Company approved amendments related to the Canadian defined benefit plans so that depending upon the affected employee’s combined age and years of service to PPG, certain employees stopped accruing benefits either as of December 31, 2013 or December 31, 2020. As of December 31, 2020, the Company’s U.S. and Canadian defined benefit plans were frozen for all participants. After the dates the affected employees benefits under their defined benefit plans were frozen, they began participating in the Company’s defined contribution retirement plans.
The Company has amended other defined benefit plans in other countries in a similar way and plans to continue reviewing and potentially amending other PPG defined benefit plans in the future.
Postretirement medical
PPG sponsors welfare benefit plans that provide postretirement medical and life insurance benefits for certain U.S. and Canadian employees and their dependents of which the U.S. welfare benefit plans represent approximately 87% of PPG’s total projected benefit obligation at December 31, 2020. Salaried and certain hourly employees in the U.S. hired on or after October 1, 2004, or rehired on or after October 1, 2012 are not eligible for postretirement medical benefits.
These plans in the U.S. and Canada require retiree contributions based on retiree-selected coverage levels for certain retirees and their dependents and provide for sharing of future benefit cost increases between PPG and participants
     2020 PPG ANNUAL REPORT AND 10-K 58

Notes to the Consolidated Financial Statements
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
The following table sets forth the changes in projected benefit obligations (“PBO”) (as calculated as of December 31), plan assets, the funded status and the amounts recognized on the accompanying consolidated balance sheet for the Company’s defined benefit pension and other postretirement benefit plans:

	Defined Benefit Pension Plans
	United States		International		Total PPG
($ in millions)	2020	2019	2020	2019	2020	2019
Projected benefit obligation, January 1	$1,842	$1,582	$1,719	$1,518	$3,561	$3,100
Service cost	13	13	11	10	24	23
Interest cost	54	64	33	41	87	105
Actuarial losses - net	251	263	165	186	416	449
Benefits paid	(133)	(80)	(60)	(64)	(193)	(144)
Foreign currency translation adjustments	—	—	87	34	87	34
Settlements and curtailments	13	—	(19)	(4)	(6)	(4)
Other	2	—	(3)	(2)	(1)	(2)
Projected benefit obligation, December 31	$2,042	$1,842	$1,933	$1,719	$3,975	$3,561
Market value of plan assets, January 1	$1,304	$1,140	$1,661	$1,478	$2,965	$2,618
Actual return on plan assets	144	219	198	190	342	409
Company contributions	—	—	17	13	17	13
Benefits paid	(113)	(55)	(51)	(56)	(164)	(111)
Plan settlements	—	—	(19)	(4)	(19)	(4)
Foreign currency translation adjustments	—	—	78	42	78	42
Other	—	—	(3)	(2)	(3)	(2)
Market value of plan assets, December 31	$1,335	$1,304	$1,881	$1,661	$3,216	$2,965
Funded Status	($707)	($538)	($52)	($58)	($759)	($596)
Amounts recognized in the Consolidated Balance Sheet:
Other assets (long-term)	—	—	218	183	218	183
Accounts payable and accrued liabilities	(23)	(26)	(9)	(8)	(32)	(34)
Accrued pensions	(684)	(512)	(261)	(233)	(945)	(745)
Net liability recognized	($707)	($538)	($52)	($58)	($759)	($596)

	Other Postretirement Benefit Plans
	United States		International		Total PPG
($ in millions)	2020	2019	2020	2019	2020	2019
Projected benefit obligation, January 1	$616	$587	$96	$94	$712	$681
Service cost	9	8	1	—	10	8
Interest cost	17	23	3	3	20	26
Plan amendments	4	(17)	—	—	4	(17)
Actuarial losses - net	75	59	7	1	82	60
Benefits paid	(39)	(44)	(5)	(5)	(44)	(49)
Foreign currency translation adjustments	—	—	2	4	2	4
Other	—	—	—	(1)	—	(1)
Projected benefit obligation, December 31	$682	$616	$104	$96	$786	$712
Amounts recognized in the Consolidated Balance Sheet:
Accounts payable and accrued liabilities	(48)	(46)	(5)	(5)	(53)	(51)
Other postretirement benefits	(634)	(570)	(99)	(91)	(733)	(661)
Net liability recognized	($682)	($616)	($104)	($96)	($786)	($712)
The PBO is the actuarial present value of benefits attributable to employee service rendered to date, including the effects of estimated future pay increases. The accumulated benefit obligation (“ABO”) is the actuarial present value of benefits attributable to employee service rendered to date, but does not include the effects of estimated future pay increases. The
2020 PPG ANNUAL REPORT AND FORM 10-K 59

Notes to the Consolidated Financial Statements
ABO for all defined benefit pension plans as of December 31, 2020 and 2019 was $3.8 billion and $3.4 billion, respectively.
The following table details the pension plans where the benefit liability exceeds the fair value of the plan assets:

	Pensions
($ in millions)	2020	2019
Plans with PBO in Excess of Plan Assets:
Projected benefit obligation	$2,478	$2,223
Fair value of plan assets	$1,504	$1,449
Plans with ABO in Excess of Plan Assets:
Accumulated benefit obligation	$2,320	$2,176
Fair value of plan assets	$1,383	$1,449
Net actuarial losses and prior service cost/(credit) deferred in accumulated other comprehensive loss

	Pensions		Other Postretirement Benefits
($ in millions)	2020	2019	2020	2019
Accumulated net actuarial losses	$1,071	$920	$233	$166
Accumulated prior service cost (credit)	4	2	(75)	(138)
Total	$1,075	$922	$158	$28
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
The net increase in Accumulated other comprehensive loss (pretax) in 2020 relating to defined benefit pension and other postretirement benefits is primarily attributable to pension and other postretirement plan discount rate declines, as follows:

($ in millions)	Pensions	Other Postretirement Benefits
Net actuarial loss arising during the year	$218	$82
New prior service credit	2	4
Amortization of actuarial loss	(71)	(15)
Amortization of prior service credit	—	59
Foreign currency translation adjustments	9	—
Impact of settlements and curtailments	(5)	—
Net change	$153	$130
The 2020 net actuarial loss related to the Company’s pension and other postretirement benefit plans was primarily due to a decrease in the weighted average discount rate used to determine the benefit obligation at December 31, 2020, partially offset by asset performance gains on plan assets for the year.
Net periodic benefit cost

	Pensions			Other Postretirement Benefits
($ in millions)	2020	2019	2018	2020	2019	2018
Service cost	$24	$23	$28	$10	$8	$10
Interest cost	87	105	97	20	26	24
Expected return on plan assets	(144)	(139)	(150)	—	—	—
Amortization of prior service credit	—	—	—	(59)	(57)	(60)
Amortization of actuarial losses	71	62	63	15	8	19
Settlements, curtailments, and special termination benefits	18	3	5	—	—	—
Net periodic benefit cost/(income)	$56	$54	$43	($14)	($15)	($7)
     2020 PPG ANNUAL REPORT AND 10-K 60

Notes to the Consolidated Financial Statements
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
Key assumptions
The following weighted average assumptions were used to determine the benefit obligation for the Company’s defined benefit pension and other postretirement plans as of December 31, 2020 and 2019:

	United States		International		Total PPG
	2020	2019	2020	2019	2020	2019
Discount rate	2.4%	3.3%	1.6%	2.2%	2.1%	2.8%
Rate of compensation increase	2.5%	2.5%	1.1%	2.8%	1.5%	2.6%
The following weighted average assumptions were used to determine the net periodic benefit cost for the Company’s defined benefit pension and other postretirement benefit plans for the three years in the period ended December 31, 2020:

	2020	2019	2018
Discount rate	2.8%	3.7%	3.2%
Expected return on assets	5.0%	5.4%	5.4%
Rate of compensation increase	2.6%	1.8%	1.2%
These assumptions for each plan are reviewed on an annual basis. In determining the expected return on plan asset assumption, the Company evaluates the mix of investments that comprise each plan’s assets and external forecasts of future long-term investment returns. The Company compares the expected return on plan assets assumption to actual historic returns to ensure reasonability. For 2020, the return on plan assets assumption for PPG’s U.S. defined benefit pension plans was 7.4%. A change in the rate of return of 100 basis points, with other assumptions held constant, would impact 2020 net periodic pension expense by $13 million. The global expected return on plan assets assumption to be used in determining 2021 net periodic pension expense will be 4.8% (7.4% for the U.S. plans only).
The discount rates used in accounting for pension and other postretirement benefits are determined using a yield curve constructed of high-quality fixed-income securities as of the measurement date and using the plans’ projected benefit payments. The Company has elected to use a full yield curve approach in the estimation of the service and interest cost components of net periodic pension benefit cost (income) for countries with significant pension plans. The full yield curve approach (also known as the split-rate or spot-rate method) allows the Company to align the applicable discount rates with the cost of additional service being earned and the interest being accrued on these obligations. A change in the discount rate of 100 basis points, with all other assumptions held constant, would impact 2021 net periodic benefit expense for our defined benefit pension and other postretirement benefit plans by $3 million and $6 million, respectively.
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
The weighted-average health care cost trend rate (inflation) used for 2020 was 4.8% declining to a projected 4.3% in the year 2039. For 2021, the assumed weighted-average health care cost trend rate used will be 5.1% declining to a projected 4.2% between 2021 and 2039 for medical and prescription drug costs, respectively. These assumptions are reviewed on an annual basis. In selecting rates for current and long-term health care cost assumptions, the Company takes into consideration a number of factors, including the Company’s actual health care cost increases, the design of the Company’s benefit programs, the demographics of the Company’s active and retiree populations and external expectations of future medical cost inflation rates.
Contributions to defined benefit pension plans

($ in millions)	2020	2019	2018
U.S. defined benefit pension plans	$—	$—	$75
Non-U.S. defined benefit pension plans	$17	$13	$24
PPG made voluntary contributions of $75 million to its U.S. defined benefit pension plans in 2018. Contributions made to PPG’s non-U.S. defined benefit pension plans in 2020 and 2019 were required by local funding requirements. PPG expects to make contributions to its defined benefit pension plans in the range of $10 million to $20 million in 2021. PPG may make voluntary contributions to its defined benefit pension plans in 2021 and beyond.
2020 PPG ANNUAL REPORT AND FORM 10-K 61

Notes to the Consolidated Financial Statements
Benefit payments
The estimated benefits expected to be paid under the Company’s defined benefit pension and other postretirement benefit plans are:

($ in millions)	Pensions	Other Postretirement Benefits
2021	$171	$54
2022	$159	$53
2023	$166	$51
2024	$170	$50
2025	$173	$49
2026 to 2030	$890	$210
U.S. Qualified Pension
Occasionally, the Company offers a lump sum payout option that gives certain terminated vested participants in certain U.S. defined benefit pension plans the opportunity to take a one-time lump sum cash payment in lieu of receiving a future monthly annuity. During 2020, PPG paid $52 million in lump sum benefits to terminated vested participants who elected to participate in the program.
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
The following summarizes the weighted average target pension plan asset allocation as of December 31, 2020 and 2019 for all PPG defined benefit plans:

Asset Category	2020	2019
Equity securities	15-45%	15-45%
Debt securities	30-65%	30-65%
Real estate	0-10%	0-10%
Other	20-40%	20-40%
     2020 PPG ANNUAL REPORT AND 10-K 62

Notes to the Consolidated Financial Statements
The fair values of the Company’s pension plan assets at December 31, 2020 and 2019, by asset category, are as follows:

	December 31, 2020				December 31, 2019
($ in millions)	Level 1(1)	Level 2(1)	Level 3(1)	Total	Level 1(1)	Level 2(1)	Level 3(1)	Total
Asset Category
Equity securities:
U.S.
Large cap	$65	$94	$—	$159	$58	$80	$—	$138
Small cap	42	—	—	42	41	—	—	41
Non-U.S.
Developed and emerging markets(2)	144	80	—	224	143	84	—	227
Debt securities:
Cash and cash equivalents	5	10	—	15	10	16	—	26
Corporate(3)
U.S.(4)	—	386	78	464	—	337	77	414
Developed and emerging markets(2)	—	2	—	2	—	2	—	2
Diversified(5)	—	126	—	126	—	237	—	237
Government
U.S.(4)	82	20	—	102	72	9	—	81
Developed markets	—	19	—	19	—	7	—	7
Other(6)	—	—	421	421	—	18	377	395
Real estate, hedge funds, and other	—	515	417	932	—	303	381	684
Total assets in the fair value hierarchy	$338	$1,252	$916	$2,506	$324	$1,093	$835	$2,252
Common-collective trusts(7)	—	—	—	710	—	—	—	713
Total Investments	$338	$1,252	$916	$3,216	$324	$1,093	$835	$2,965
(1)These levels refer to the accounting guidance on fair value measurement described in Note 11, “Financial Instruments, Hedging Activities and Fair Value Measurements.”
(2)These amounts represent holdings in investment grade debt or equity securities of issuers in both developed markets and emerging economies.
(3)This category represents investment grade debt securities from a diverse set of industry issuers.
(4)These investments are primarily long duration fixed income securities.
(5)This category represents commingled funds invested in diverse portfolios of debt securities.
(6)This category includes mortgage-backed and asset backed debt securities, municipal bonds and other debt securities including derivatives.
(7)Certain investments that are measured at net asset value per share (or its equivalent) are not required to be classified in the fair value hierarchy.
The change in the fair value of the Company’s Level 3 pension assets for the years ended December 31, 2020 and 2019 was as follows:

($ in millions)	Real Estate	Other Debt Securities	Hedge Funds and Other Assets	Total
January 1, 2019	$137	$359	$299	$795
Realized gains/(losses)	18	38	(3)	53
Unrealized (losses)/gains	(7)	—	15	8
Transfers (out)/in, net	(27)	(12)	17	(22)
Foreign currency gains/(losses)	2	(8)	7	1
December 31, 2019	$123	$377	$335	$835
Realized gains	4	24	2	30
Unrealized losses	(5)	—	(2)	(7)
Transfers in/(out), net	1	(14)	28	15
Foreign currency gains	1	34	8	43
December 31, 2020	$124	$421	$371	$916
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
2020 PPG ANNUAL REPORT AND FORM 10-K 63

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
Other Plans
Employee savings plans
PPG’s Employee Savings Plans (“Savings Plans”) cover substantially all employees in the U.S., Puerto Rico and Canada. The Company makes matching contributions to the Savings Plans, at management’s discretion, based upon participants’ savings, subject to certain limitations. For most participants not covered by a collective bargaining agreement, Company-matching contributions are established each year at the discretion of the Company and are applied to participant savings up to a maximum of 6% of eligible participant compensation. For those participants whose employment is covered by a collective bargaining agreement, the level of Company-matching contribution, if any, is determined by the relevant collective bargaining agreement. The Company-matching contribution remained at 100% for 2020.
Compensation expense and cash contributions related to the Company match of participant contributions to the Savings Plans for 2020, 2019, and 2018 totaled $50 million, $49 million and $47 million, respectively. A portion of the Savings Plans qualifies under the Internal Revenue Code as an Employee Stock Ownership Plan. Accordingly, dividends received on PPG shares held in that portion of the Savings Plans totaling $11 million, $11 million, and $13 million for 2020, 2019, and 2018, respectively, are deductible for PPG’s U.S. Federal tax purposes.
Defined contribution plans
Additionally, the Company has defined contribution plans for certain employees in the U.S., China, United Kingdom, Australia, Italy, and other countries. The U.S. defined contribution plan is in the Employee Savings Plan and eligible employees receive a contribution equal to between 2% and 5% of annual compensation, based on age and years of service. For the years ended December 31, 2020, 2019, and 2018, the Company recognized expense for its defined contribution retirement plans of $64 million, $70 million and $63 million, respectively. The Company’s annual cash contributions to its defined contribution retirement plans approximated the expense recognized in each year.
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
The cost (benefit) of the deferred compensation plan, comprised of dividend equivalents accrued on the phantom PPG stock account, investment income and the change in market value of the liability, was $25 million, $21 million and $(1) million in 2020, 2019 and 2018, respectively. These amounts are included in Selling, general and administrative in the consolidated statements of income. The change in market value of the investment portfolio was income (expense) of $24 million, $20 million, and $(2) million in 2020, 2019 and 2018, respectively, and is also included in Selling, general and administrative in the consolidated statements of income.
The Company’s obligations under this plan, which are included in Accounts payable and accrued liabilities and Other liabilities on the consolidated balance sheet, totaled $138 million and $123 million as of December 31, 2020 and 2019, respectively, and the investments in marketable securities, which are included in Investments and Other current assets on the accompanying consolidated balance sheet, were $103 million and $85 million as of December 31, 2020 and 2019, respectively.
     2020 PPG ANNUAL REPORT AND 10-K 64

Notes to the Consolidated Financial Statements
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
Shareholder Class Action
On May 20, 2018, a putative securities class action lawsuit was filed in the U.S. District Court for the Central District of California against the Company and three of its current and former officers.  On September 21, 2018, an Amended Class Action Complaint was filed in the lawsuit. The Amended Complaint, captioned Trevor Mild v. PPG Industries, Inc., Michael H. McGarry, Vincent J. Morales, and Mark C. Kelly, asserted securities fraud claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of persons who purchased or otherwise acquired stock of the Company between January 19, 2017 and May 10, 2018. The allegations related to, among other things, allegedly false and misleading statements and/or failures to disclose information about the Company’s business, operations and prospects. The parties reached a settlement in principal on May 1, 2019.  On June 2, 2019, the plaintiff filed with the Court a Petition for Preliminary Approval of the proposed settlement, including the proposed settlement amount of $25 million. On November 22, 2019, the Court entered final judgment approving the settlement. PPG’s insurance carriers fully funded the settlement escrow account and the court-approved settlement payments to class members are expected to be distributed by the claims administrator in 2021.
As of December 31, 2020, and 2019 an accrued liability of $17 million and $25 million for the proposed settlement amount and a corresponding asset for the insurance coverage of $17 million and $25 million is included in Accounts payable and accrued liabilities and Other current assets, respectively.
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
2020 PPG ANNUAL REPORT AND FORM 10-K 65

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
Current open and active claims post-Pittsburgh Corning bankruptcy
As of December 31, 2020, the Company was aware of approximately 840 open and active asbestos-related claims pending against the Company and certain of its subsidiaries. These claims consist of non-PC Relationship Claims against PPG and claims against a PPG subsidiary the Company acquired on April 1, 2013. The Company is defending these open and active claims vigorously.
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
In 2019, as certain claims data became available, PPG began performing an annual analysis, including discussions with counsel and consultants, of its claims history and the value of the Company’s potential liability for premises-related non-PC Relationship Claims against it and claims against a PPG subsidiary acquired on April 1, 2013 that are presently pending and that are projected to be asserted through December 31, 2029. In 2019, PPG increased the reserve related to these matters and recognized a charge of approximately $10 million included in Other charges in the consolidated statement of income. As a result of this annual analysis, there were no adjustments required to be recorded for these reserves in 2020.
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
     2020 PPG ANNUAL REPORT AND 10-K 66

Notes to the Consolidated Financial Statements
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
As remediation at certain environmental sites progresses, PPG continues to refine its assumptions underlying the estimates of the expected future costs of its remediation programs. PPG’s ongoing evaluation may result in additional charges against income to adjust the reserves for these sites. In 2020, 2019 and 2018, certain charges have been recorded based on updated estimates to increase existing reserves for these sites. Certain other charges related to environmental remediation actions are also expensed as incurred.
As of December 31, 2020 and 2019, PPG had reserves for environmental contingencies associated with PPG’s former chromium manufacturing plant in Jersey City, New Jersey (“New Jersey Chrome”), glass and chemical manufacturing sites, and for other environmental contingencies, including current manufacturing locations and National Priority List sites. These reserves are reported as Accounts payable and accrued liabilities and Other liabilities in the accompanying consolidated balance sheet.

Environmental Reserves
($ in millions)	2020	2019
New Jersey Chrome	$102	$134
Glass and chemical	106	96
Other	92	74
Total	$300	$304
Current Portion	$99	$62
Pretax charges against income for environmental remediation costs are included in Other charges in the accompanying consolidated statement of income. The pretax charges and cash outlays related to such environmental remediation in 2020, 2019 and 2018, were as follows:

($ in millions)	2020	2019	2018
New Jersey Chrome	$15	$43	$62
Glass and chemical	15	12	8
Other	8	22	8
Total	$38	$77	$78
Cash outlays for environmental spending	$60	$77	$64
The Company continues to analyze, assess and remediate the environmental issues associated with New Jersey Chrome as further discussed below. Excluding the charges related to New Jersey Chrome, pretax charges against income for environmental remediation have ranged between approximately $5 million and $35 million per year for the past 10 years.
Management expects cash outlays for environmental remediation costs to range from $80 million to $100 million in 2021 and $20 million to $50 million annually from 2022 through 2025.
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
2020 PPG ANNUAL REPORT AND FORM 10-K 67

Notes to the Consolidated Financial Statements
The most significant assumptions underlying the estimate of remediation costs for all New Jersey Chrome sites are those related to the extent and concentration of chromium impacts in the soil, as these determine the quantity of soil that must be treated in place, the quantity that will have to be excavated and transported for offsite disposal, and the nature of disposal required.Remediation of chromium contaminated soils at the location of the former manufacturing site has been completed pursuant to approved remedial action work plans. Remediation of chromium contaminated soils at certain other smaller sites is ongoing and is expected to continue until 2022. PPG regularly evaluates the assessments of costs incurred to date versus current progress and the potential cost impacts of the most recent information, including the extent of impacted soils, percentage of hazardous versus non-hazardous soils, daily soil excavation rates, and engineering, administrative and other associated costs. Based on these assessments, the reserve is adjusted accordingly. Principal factors affecting costs include refinements in the estimate of the mix of hazardous to non-hazardous soils to be excavated, an overall increase in soil volumes to be excavated, enhanced water management requirements, decreased daily soil excavation rates due to site conditions, initial estimates for remedial actions related to groundwater, and oversight and management costs.
Groundwater remediation at the former Garfield Avenue chromium-manufacturing site and five adjacent sites is expected to occur over several years after NJDEP’s approval of the work plan. Ongoing groundwater monitoring will be utilized to develop a final groundwater remedial action work plan which is currently expected to be submitted to NJDEP in the first quarter of 2021.
PPG’s financial reserve for remediation of all New Jersey Chrome sites was $102 million at December 31, 2020. The major cost components of this liability continue to be related to excavation, transportation and disposal of impacted soil, as well as construction services. These components each account for approximately 21%, 16% and 35% of the accrued amount, respectively.
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
     2020 PPG ANNUAL REPORT AND 10-K 68

Notes to the Consolidated Financial Statements
16. Shareholders' Equity
A class of 10 million shares of preferred stock, without par value, is authorized but unissued. Common stock has a par value of $1.66  2/3 per share; 1.2 billion shares are authorized.

	Common Stock	Treasury Stock	Shares Outstanding
January 1, 2018	581,146,136	(329,971,737)	251,174,399
Purchases	—	(15,877,364)	(15,877,364)
Issuances	—	564,399	564,399
December 31, 2018	581,146,136	(345,284,702)	235,861,434
Purchases	—	(2,722,800)	(2,722,800)
Issuances	—	2,541,836	2,541,836
December 31, 2019	581,146,136	(345,465,666)	235,680,470
Issuances	—	1,005,795	1,005,795
December 31, 2020	581,146,136	(344,459,871)	236,686,265
Per share cash dividends paid were $2.10, $1.98 and $1.86 in 2020, 2019 and 2018, respectively.
17. Accumulated Other Comprehensive Loss

($ in millions)	Unrealized Foreign Currency Translation Adjustments		Pension and Other Postretirement Benefit Adjustments, net of tax (c)		Unrealized Gain/(Loss) on Derivatives, net of tax (d)		Accumulated Other Comprehensive Loss
January 1, 2018		($1,567)		($493)		$3		($2,057)
Current year deferrals to AOCI (a)	(292)		—		—		(292)
Current year deferrals to AOCI, net of tax (b)	148		(12)		(7)		129
Reclassifications from AOCI to net income	—		21		6		27
Period change		($144)		$9		($1)		($136)
Reclassification from AOCI to Retained earnings - Adoption of ASU 2018-02		($23)		($84)		$—		($107)
December 31, 2018		($1,734)		($568)		$2		($2,300)
Current year deferrals to AOCI (a)	71		—		—		71
Current year deferrals to AOCI, net of tax (b)	36		(167)		1		(130)
Reclassifications from AOCI to net income	—		11		(2)		9
Period change		$107		($156)		($1)		($50)
December 31, 2019		($1,627)		($724)		$1		($2,350)
Current year deferrals to AOCI (a)	(249)		—		—		(249)
Current year deferrals to AOCI, net of tax (b)	213		(237)		—		(24)
Reclassifications from AOCI to net income			24		—		24
Period change		($36)		($213)		$—		($249)
December 31, 2020		($1,663)		($937)		$1		($2,599)
(a)     Except for income taxes of $5 million, $7 million, and $9 million as of December 31, 2020, 2019, and 2018 respectively, related to foreign currency impacts of certain unasserted earnings, unrealized foreign currency translation adjustments related to translation of foreign denominated balance sheets are not presented net of tax given that no deferred U.S. income taxes have been provided on undistributed earnings of non-U.S. subsidiaries because they are deemed to be reinvested for an indefinite period of time.
(b)     The tax benefit/(cost) related to unrealized foreign currency translation adjustments on tax inter-branch transactions and net investment hedges as of December 31, 2020, 2019 and 2018 was $6 million, $(19) million and $4 million, respectively.
(c)     The tax benefit/(cost) related to the adjustment for pension and other postretirement benefits as of December 31, 2020, 2019 and 2018 was $70 million, $57 million and $(34) million, respectively. Reclassifications from AOCI are included in the computation of net periodic benefit costs (See Note 14, “Employee Benefit Plans”). The cumulative tax benefit related to the adjustment for pension and other postretirement benefits as of December 31, 2020 and 2019 was $336 million and $266 million, respectively.
(d)    The tax cost related to the change in the unrealized loss on derivatives as of December 31, 2020 was not significant. The tax cost related to the change in the unrealized loss on derivatives as of December 31, 2019 and 2018 was $1 million, and $2 million, respectively. Reclassifications from AOCI are included in the gain or loss recognized on cash flow hedges (See Note 11 “Financial Instruments, Hedging Activities and Fair Value Measurements”).
2020 PPG ANNUAL REPORT AND FORM 10-K 69

Notes to the Consolidated Financial Statements
18. Other Income

($ in millions)	2020	2019	2018
Gain on sale of assets(1)	$5	$7	$33
Royalty income	7	8	10
Share of net earnings of equity affiliates (See Note 6)	8	11	16
Other	48	63	55
Total	$68	$89	$114
(1)In 2018, PPG had a $26 million gain on the sale of land near a facility of the Company’s former commodity chemicals business.
19. Stock-Based Compensation
The Company’s stock-based compensation includes stock options, restricted stock units (“RSUs”) and grants of contingent shares that are earned based on achieving targeted levels of total shareholder return. All current grants of stock options, RSUs and contingent shares are made under the PPG Industries, Inc. Amended and Restated Omnibus Incentive Plan (“PPG Amended Omnibus Plan”), which was amended and restated effective April 21, 2016. Shares available for future grants under the PPG Amended Omnibus Plan were 6.9 million as of December 31, 2020.

($ in millions)	2020	2019	2018
Total stock-based compensation	$44	$39	$37
Income tax benefit recognized	$10	$9	$8
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
The following weighted average assumptions were used to calculate the fair values of stock option grants in each year:

	2020	2019	2018
Weighted average exercise price	$119.52	$109.74	$115.98
Risk free interest rate	1.6%	2.6%	2.9%
Expected life of option in years	6.5	6.5	6.5
Expected dividend yield	1.5%	1.6%	1.7%
Expected volatility	20.0%	20.0%	21.0%
The weighted average fair value of options granted was $21.93 per share, $22.50 per share and $25.27 per share for the years ended December 31, 2020, 2019, and 2018, respectively.

Stock Options Outstanding and Exercisable	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Intrinsic Value (in millions)
Outstanding, January 1, 2020	3,409,753	$96.93	6.1	$125
Granted	665,485	$119.52
Exercised	(658,636)	$82.12
Forfeited/Expired	(45,320)	$104.08
Outstanding, December 31, 2020	3,371,282	$104.18	6.2	$135
Vested or expected to vest, December 31, 2020	3,264,920	$103.83	6.2	$132
Exercisable, December 31, 2020	1,723,872	$93.56	4.3	$87
     2020 PPG ANNUAL REPORT AND 10-K 70

Notes to the Consolidated Financial Statements
At December 31, 2020, unrecognized compensation cost related to outstanding stock options that have not yet vested totaled $8 million. This cost is expected to be recognized as expense over a weighted average period of 1.5 years.
The following table presents stock option activity for the years ended December 31, 2020, 2019 and 2018:

($ in millions)	2020	2019	2018
Total intrinsic value of stock options exercised	$31	$38	$19
Cash received from stock option exercises	$54	$61	$15
Income tax benefit from the exercise of stock options	$7	$9	$4
Total fair value of stock options vested	$11	$12	$10
Restricted Stock Units (“RSUs”)
Long-term incentive value is delivered to selected key management employees by granting RSUs, which have either time or performance-based vesting features. The fair value of an RSU is equal to the market value of a share of PPG stock on the date of grant. Time-based RSUs vest over the three-year period following the date of grant, unless forfeited, and will be paid out in the form of stock, cash or a combination of both at the Company’s discretion at the end of the three year vesting period. Performance-based RSUs vest based on achieving specific annual performance targets for earnings per share growth and cash flow return on capital over the three calendar year-end periods following the date of grant. Unless forfeited, the performance-based RSUs will be paid out in the form of stock, cash or a combination of both at the Company’s discretion at the end of the three-year performance period if PPG meets the performance targets. For awards granted in 2020, the amount paid upon vesting of performance-based RSUs may range from 0% to 200% of the original grant, based upon the level of earnings per share growth achieved and frequency with which the annual cash flow return on capital performance target is met over the three calendar year periods comprising the vesting period. For awards granted in 2019 and 2018, the amount paid upon vesting of performance-based RSUs may range from 0% to 180% of the original grant. PPG has assumed that performance-based RSUs granted in 2018, 2019 and 2020 will vest at the 100% level. As of December 31, 2020, three of the six possible performance targets had been met for the 2018 grant, two of the four possible performance targets had been met for the 2019 grant, and one of two possible performance targets had been met for the 2020 grant.

RSU Activity	Number of Shares	Weighted Average Fair Value	Intrinsic Value (in millions)
Outstanding, January 1, 2020	611,542	$109.30	$67
Granted	211,639	$117.26
Released from restrictions	(212,825)	$119.06
Forfeited	(18,427)	$120.51
Outstanding, December 31, 2020	591,929	$113.74	$67
Vested or expected to vest, December 31, 2020	557,734	$113.71	$62
There was $15 million of total unrecognized compensation cost related to unvested RSUs outstanding as of December 31, 2020. This cost is expected to be recognized as expense over a weighted average period of 1.5 years.
Contingent Share Grants
The Company also provides grants of contingent shares to selected key executives that may be earned based on PPG total shareholder return (“TSR”) over the three-year period following the date of grant. Contingent share grants (referred to as “TSR awards”) are made annually and are paid out at the end of each three-year period based on the Company’s performance. Performance is measured by determining the percentile rank of the total shareholder return of PPG common stock in relation to the total shareholder return of the S&P 500 for the three-year period following the date of grant. This comparison group represents the entire S&P 500 Index as it existed at the beginning of the performance period, excluding any companies that have been removed from the index because they ceased to be publicly traded. For awards granted in 2020, the payment of awards following the three-year award period will be based on performance achieved in accordance with the scale set forth in the plan agreement and may range from 0% to 200% of the initial grant. For awards granted in 2019 and 2018, the amount paid following the three-year award period may range from 0% to 220% of the initial grant. A payout of 100% is earned if the target performance is achieved. Contingent share awards for the 2018-2020, 2019-2021, and 2020-2022 periods earn dividend equivalents for the award period, which will be paid to participants or credited to the participants’ deferred compensation plan accounts with the award payout at the end of the period based on the actual number of contingent shares that are earned. Any payments made at the end of the award period may be in the form of stock, cash or a combination of both. The TSR awards qualify as liability awards, and compensation expense is recognized over the three-year award period based on the fair value of the awards (giving consideration to the Company’s percentile rank of total shareholder return) remeasured in each reporting period until settlement of the awards.
2020 PPG ANNUAL REPORT AND FORM 10-K 71

Notes to the Consolidated Financial Statements
As of December 31, 2020, there was $8 million of total unrecognized compensation cost related to outstanding TSR awards based on the current estimate of fair value. This cost is expected to be recognized as expense over a weighted average period of 1.7 years.
20. Quarterly Financial Information (unaudited)

	2020 Quarter Ended				Full Year 2020(1)
($ in millions, except per share amounts)	March 31	June 30	September 30	December 31
Net sales	$3,377	$3,015	$3,685	$3,757	$13,834
Cost of sales(2)	1,908	1,703	2,026	2,140	7,777
Net income (attributable to PPG)
Income from continuing operations, net of tax	$243	$99	$442	$272	$1,056
Income from discontinued operations, net of tax	—	3	—	—	3
Net income (attributable to PPG)	$243	$102	$442	$272	$1,059
Earnings per common share
Income from continuing operations, net of tax	$1.03	$0.42	$1.87	$1.15	$4.46
Income from discontinued operations, net of tax	—	0.01	—	—	0.01
Earnings per common share	$1.03	$0.43	$1.87	$1.15	$4.47
Earnings per common share - assuming dilution
Income from continuing operations, net of tax	$1.02	$0.42	$1.86	$1.14	$4.44
Income from discontinued operations, net of tax	—	0.01	—	—	0.01
Earnings per common share – assuming dilution	$1.02	$0.43	$1.86	$1.14	$4.45

	2019 Quarter Ended				Full Year 2019(1)
($ in millions except per share amounts)	March 31	June 30	September 30	December 31
Net sales	$3,624	$4,024	$3,826	$3,672	$15,146
Cost of sales(2)	2,073	2,288	2,181	2,111	8,653
Net income (attributable to PPG)
Income from continuing operations, net of tax	$312	$270	$366	$295	$1,243
Income/(Loss) from discontinued operations, net of tax	—	2	1	(3)	—
Net income (attributable to PPG)	$312	$272	$367	$292	$1,243
Earnings per common share
Income from continuing operations, net of tax	$1.32	$1.14	$1.55	$1.24	$5.25
Income/(Loss) from discontinued operations, net of tax	—	0.01	—	(0.01)	—
Earnings per common share	$1.32	$1.15	$1.55	$1.23	$5.25
Earnings per common share - assuming dilution
Income from continuing operations, net of tax	$1.31	$1.13	$1.54	$1.23	$5.22
Income/(Loss) from discontinued operations, net of tax	—	0.01	—	(0.01)	—
Earnings per common share – assuming dilution	$1.31	$1.14	$1.54	$1.22	$5.22
(1)Full year earnings-per-share was calculated using the full year weighted average shares outstanding. As such, the sum of the quarters may not equal the total earnings-per-share for the year.
(2)Exclusive of depreciation and amortization.
21. Revenue Recognition
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
The Company also provides services by applying coatings to customers' manufactured parts and assembled products and by providing technical support to certain customers. Performance obligations are satisfied over time as critical milestones
     2020 PPG ANNUAL REPORT AND 10-K 72

Notes to the Consolidated Financial Statements
are met and as services are provided. PPG is entitled to payment as the services are rendered. For the years ended December 31, 2020, 2019 and 2018, service revenue constituted approximately 5% of total revenue.
Net sales by segment and region for the years ended December 31, 2020, 2019 and 2018 were as follows:

($ in millions)	2020	2019	2018
Performance Coatings
United States and Canada	$3,673	$4,057	$4,062
EMEA	2,861	2,869	2,936
Asia Pacific	1,015	1,095	1,071
Latin America	946	1,013	1,018
Total	$8,495	$9,034	$9,087
Industrial Coatings
United States and Canada	$1,995	$2,418	$2,423
EMEA	1,467	1,680	1,742
Asia Pacific	1,416	1,447	1,547
Latin America	461	567	575
Total	$5,339	$6,112	$6,287
Total Net Sales
United States and Canada	$5,668	$6,475	$6,485
EMEA	4,328	4,549	4,678
Asia Pacific	2,431	2,542	2,618
Latin America	1,407	1,580	1,593
Total PPG	$13,834	$15,146	$15,374
22. Reportable Business Segment Information
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
The Performance Coatings reportable business segment is comprised of the automotive refinish coatings, aerospace coatings, architectural coatings – Americas and Asia Pacific, architectural coatings – EMEA, protective and marine coatings and traffic solutions operating segments. This reportable business segment primarily supplies a variety of protective and decorative coatings, sealants and finishes along with paint strippers, stains and related chemicals, pavement marking products as well as transparencies and transparent armor.
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
2020 PPG ANNUAL REPORT AND FORM 10-K 73

Notes to the Consolidated Financial Statements
Product movement between Performance Coatings and Industrial Coatings is limited, is accounted for as an inventory transfer, and is recorded at cost plus a mark-up, the impact of which is not significant to the net sales or segment income of the reportable business segments.

($ in millions)	2020	2019	2018
Net sales to external customers
Performance Coatings	$8,495	$9,034	$9,087
Industrial Coatings	5,339	6,112	6,287
Total Net sales	$13,834	$15,146	$15,374
Segment income
Performance Coatings	$1,359	$1,409	$1,300
Industrial Coatings	750	862	818
Total Segment income	$2,109	$2,271	$2,118
Corporate / Non-Segment Items
Corporate unallocated	(226)	(198)	(141)
Interest expense, net of interest income	(115)	(100)	(95)
Business restructuring-related costs, net(1)	(224)	(222)	(75)
Impairment charges(2)	(93)	—	(15)
Increase in allowance for doubtful accounts related to COVID-19	(30)	—	—
Environmental remediation charges and other costs, net	(26)	(61)	(77)
Expense incurred due to natural disasters(3)	(17)	—	—
Acquisition-related costs(4)	(9)	(17)	(6)
Debt extinguishment fees	(7)	—	—
Litigation matters, net	—	(12)	(24)
Costs related to customer assortment changes	—	—	(18)
Gain from the sale of non-operating assets	—	—	26
Total Income before income taxes	$1,362	$1,661	$1,693

($ in millions)	2020	2019	2018
Depreciation and amortization
Performance Coatings	$251	$255	$274
Industrial Coatings	200	194	181
Corporate / Non-Segment Items	58	62	42
Total	$509	$511	$497
Share of net earnings of equity affiliates
Performance Coatings	$3	$1	$1
Corporate / Non-Segment Items	5	10	15
Total	$8	$11	$16
Segment assets(5)
Performance Coatings	$11,551	$10,636	$9,846
Industrial Coatings	5,040	4,912	4,441
Corporate / Non-Segment Items	2,965	2,160	1,728
Total	$19,556	$17,708	$16,015
Investment in equity affiliates
Performance Coatings	$31	$33	$33
Industrial Coatings	15	14	13
Corporate / Non-Segment Items	74	82	86
Total	$120	$129	$132
Expenditures for property (including business acquisitions)
Performance Coatings	$1,293	$483	$545
Industrial Coatings	166	510	157
Corporate / Non-Segment Items	14	63	87
Total	$1,473	$1,056	$789
     2020 PPG ANNUAL REPORT AND 10-K 74

Notes to the Consolidated Financial Statements

($ in millions)	2020	2019	2018
Geographic Information
Net sales(6)
United States and Canada	$5,668	$6,475	$6,485
Europe, Middle East and Africa (“EMEA”)	4,328	4,549	4,678
Asia Pacific	2,431	2,542	2,618
Latin America	1,407	1,580	1,593
Total	$13,834	$15,146	$15,374
Segment income
United States and Canada	$855	$1,073	$1,022
EMEA	572	569	549
Asia Pacific	382	342	306
Latin America	300	287	241
Total	$2,109	$2,271	$2,118
Property—net
United States and Canada	$1,351	$1,300	$1,254
EMEA	857	836	777
Asia Pacific	623	538	482
Latin America	296	309	292
Total	$3,127	$2,983	$2,805
(1)Included in business restructuring-related costs, net are business restructuring charges, accelerated depreciation of certain assets and other related costs, offset by releases related to previously approved programs.
(2)Impairment charges were recorded in the fourth quarter 2020 related to the planned sale of certain smaller entities in non-strategic regions and for certain asset write-downs.
(3)In the second half of 2020, Hurricanes Laura and Delta damaged a southern U.S. factory that supports the Company’s specialty coatings and materials business.
(4)Acquisition-related costs include advisory, legal, accounting, valuation, and other professional or consulting fees incurred to effect acquisitions. These costs are included in Selling, general and administrative expense in the consolidated statement of income. Acquisition-related costs also include the impact for the step up to fair value of inventory acquired in certain acquisitions which are included in Cost of sales, exclusive of depreciation and amortization in the consolidated statement of income.
(5)Segment assets are the total assets used in the operation of each segment. Corporate assets are principally cash and cash equivalents, cash held in escrow, short term investments and deferred tax assets.
(6)Net sales to external customers are attributed to geographic regions based upon the location of the operating unit shipping the product.
2020 PPG ANNUAL REPORT AND FORM 10-K 75

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
There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
(c) Management report on internal control over financial reporting.
See Management Report on page 33 for management’s annual report on internal control over financial reporting. See Report of Independent Registered Public Accounting Firm on pages 31-32 for PricewaterhouseCoopers LLP’s audit report on the Company’s internal control over financial reporting.
Item 9B. Other Information
None.
Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information about the Company’s directors required by Item 10 and not otherwise set forth below is contained under the caption “Proposal 1: Election of Directors” in PPG’s definitive Proxy Statement for the 2021 Annual Meeting of Shareholders (the “Proxy Statement”) which the Company anticipates filing with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the Company’s fiscal year, and is incorporated herein by reference.
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
     2020 PPG ANNUAL REPORT AND 10-K 76

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
Part IV
Item 15. Exhibits, Financial Statement Schedules
(a)(1)    Consolidated Financial Statements and Reports of Independent Registered Public Accounting Firm (see Part II, Item 8 of this Form 10-K).
The following information is filed as part of this Form 10-K:
(a)(2)    Consolidated Financial Statement Schedule for the years ended December 31, 2020, 2019 and 2018.
The following Consolidated Financial Statement Schedule should be read in conjunction with the previously referenced financial statements:
Schedule II – Valuation and Qualifying Accounts
Allowance for Doubtful Accounts for the Years Ended December 31, 2020, 2019, and 2018

($ in millions)	Balance at Beginning of Year	Charged to Costs and Expenses(1)	Deductions(2)	Balance at End of Year
2020	$22	$44	($22)	$44
2019	$24	$24	($26)	$22
2018	$25	$18	($19)	$24
(1)In March 2020, PPG recorded estimated future credit losses for trade receivables of $30 million related to the potential financial impacts of the COVID-19 pandemic.
(2)Notes and accounts receivable written off as uncollectible, net of recoveries, amounts attributable to divestitures and changes attributable to foreign currency translation.
All other schedules are omitted because they are not applicable.
2020 PPG ANNUAL REPORT AND FORM 10-K 77

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

	3.3	Amended and Restated Bylaws of PPG Industries, Inc., as amended on March 20, 2020, was filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 26, 2020.
	4	Indenture, dated as of March 18, 2008, was filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 18, 2008.
	4.1	Supplemental Indenture, dated as of March 18, 2008, was filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 18, 2008.
	4.2	Second Supplemental Indenture, dated as of November 12, 2010, was filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on November 12, 2010.
	4.3	Third Supplemental Indenture, dated as of August 3, 2012, was filed as Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on August 3, 2012.
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

	4.9
Ninth Supplemental Indenture, dated as of May 19, 2020, between PPG Industries, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, was filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on May 19, 2020.

†	4.10	PPG Industries, Inc. Description of Securities.
*	10
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

     2020 PPG ANNUAL REPORT AND 10-K 78

*	10.6
PPG Industries, Inc. Deferred Compensation Plan for Directors related to compensation deferred prior to January 1, 2005, was filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 1997.

*	10.7
PPG Industries, Inc. Deferred Compensation Plan for Directors related to compensation deferred on or after January 1, 2005, as amended and restated effective January 1, 2021, was filed as Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2020.

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

*	10.10	PPG Industries, Inc. Executive Officers’ Long Term Incentive Plan was filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 15, 2005.
*	10.11
PPG Industries, Inc. Amended and Restated Omnibus Incentive Plan, was filed as Annex A to the Registrant’s Definitive Proxy Statement for its 2011 Annual Meeting of Shareholders filed on March 10, 2011.

*	10.12
PPG Industries, Inc. Amended and Restated Omnibus Incentive Plan, was filed as Annex B to the Registrant’s Definitive Proxy Statement for its 2016 Annual Meeting of Shareholders filed on March 10, 2016.

*	10.13	Form of Time-Vested Restricted Stock Unit Award Agreement for Directors, was filed as Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2014.
*	10.14	Form of Non-Qualified Stock Option Award Agreement, was filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2011.
*	10.15	Form of Non-Qualified Stock Option Award Agreement, was filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2013.
*	10.16	Form of TSR Share Award Agreement, was filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2013.
*	10.17	Form of Performance-Based Restricted Stock Unit Award Agreement, was filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2013.
*	10.18	Form of Performance-Based Restricted Stock Unit Award Agreement for Key Employees, was filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2013.
*	10.19	Form of Time-Vested Restricted Stock Unit Award Agreement, was filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2013.
	10.20
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

	10.21
364-Day Term Loan Credit Agreement, dated as of April 14, 2020, among PPG Industries, Inc., the Lenders parties thereto, PNC Bank, National Association, as administrative agent, PNC Bank, National Association, Banco Bilbao Vizcaya Argentaria, S.A. New York Branch, Mizuho Bank, Ltd., Sumitomo Mitsui Banking Corporation, TD Bank, N.A. and U.S. Bank, National Association, as co-syndication agents, and PNC Capital Markets LLC, BBVA Securities Inc., Mizuho Bank, Ltd., Sumitomo Mitsui Banking Corporation, TD Securities (USA) LLC and U.S. Bank, National Association, as co-lead arrangers and co-bookrunners, was filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 17, 2020.

*	10.22	Letter Agreement with Rebecca Liebert was filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2018.
*	10.23	Letter Agreement with Amy R. Ericson was filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2018.
*	10.24
PPG Industries, Inc. Incentive Compensation Plan for Key Employees, as amended and restated on January 1, 2019 was filed as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2018.

*	10.25	PPG Industries, Inc. Management Award Plan, as amended and restated on January 1, 2019 was filed as Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2018.
†	13.1	Market Information, Dividends, Holders of Common Stock and Stock Performance Graph.
2020 PPG ANNUAL REPORT AND FORM 10-K 79

†	13.2	Selected Financial Data for the Five Years Ended December 31, 2020.
†	21	Subsidiaries of the Registrant.
†	23	Consent of PricewaterhouseCoopers LLP.
†	24	Powers of Attorney.
†	31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†	31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
††	32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
††	32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**	101.INS	Inline XBRL Instance Document
**	101.SCH	Inline XBRL Taxonomy Extension Schema Document
**	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
**	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
**	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
**	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
	104	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.

†	Filed herewith.
††	Furnished herewith.

*	Management contracts, compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 601 of Regulation S-K.

**	Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL (Extensible Business Reporting Language) as of and for the year ended December 31, 2020: (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Shareholders’ Equity, (iv) the Consolidated Statement of Comprehensive Income (Loss), (v) the Consolidated Statement of Cash Flows, (vi) Notes to Consolidated Financial Statements and (vii) Financial Schedule of Valuation and Qualifying Accounts.
Item 16. Form 10-K Summary
None.
     2020 PPG ANNUAL REPORT AND 10-K 80

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 18, 2021.

PPG INDUSTRIES, INC. (Registrant)

By	/s/ Vincent J. Morales
Vincent J. Morales
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

/s/ William E. Schaupp
William E. Schaupp
Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on February 18, 2021.

Signature	Capacity

/s/ Michael H. McGarry	Director, Chairman and Chief Executive Officer
Michael H. McGarry

/s/ Vincent J. Morales	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)
Vincent J. Morales

/s/ William E. Schaupp	Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)
William E. Schaupp

S. F. Angel	Director
S. A. Davis	Director
J. V. Faraci	Director
H. Grant	Director
M. L. Healey	Director	By	/s/ Vincent J. Morales
G. R. Heminger	Director		Vincent J. Morales, Attorney-in-Fact
M. W. Lamach	Director
K.A. Ligocki	Director
M. H. Richenhagen	Director
C. R. Smith	Director

2020 PPG ANNUAL REPORT AND FORM 10-K 81