Form 10-Q
period 2021-03-31
PPG INDUSTRIES INC
filed 2021-04-16
CIK 79879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
  –––––––––––––––––––––––––––––––––––––––––––––––––
FORM 10-Q
  –––––––––––––––––––––––––––––––––––––––––––––––––
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☑
As of March 31, 2021, 237,091,179 shares of the Registrant’s common stock, par value $1.66 2/3 per share, were outstanding.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Income (Unaudited)
($ in millions, except per share amounts)

	Three Months Ended March 31
	2021	2020
Net sales	$3,881	$3,377
Cost of sales, exclusive of depreciation and amortization	2,232	1,908
Selling, general and administrative	891	905
Depreciation	90	93
Amortization	39	36
Research and development, net	102	101
Interest expense	30	32
Interest income	(6)	(9)
Other charges	17	10
Other income	(13)	(18)
Income before income taxes	$499	$319
Income tax expense	114	71
Net income attributable to controlling and noncontrolling interests	$385	$248
Net income attributable to noncontrolling interests	(7)	(5)
Net income (attributable to PPG)	$378	$243

Earnings per common share (attributable to PPG)	$1.59	$1.03

Earnings per common share (attributable to PPG) - assuming dilution	$1.58	$1.02
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.
Condensed Consolidated Statement of Comprehensive Income/(Loss) (Unaudited)
($ in millions)

	Three Months Ended March 31
	2021	2020
Net income attributable to the controlling and noncontrolling interests	$385	$248
Other comprehensive(loss)/income, net of tax:
Defined benefit pension and other postretirement benefits	(5)	1
Unrealized foreign currency translation adjustments	(128)	(706)
Derivative financial instruments	—	3
Other comprehensive loss, net of tax	($133)	($702)
Total comprehensive income/(loss)	$252	($454)
Less: amounts attributable to noncontrolling interests:
Net income	(7)	(5)
Unrealized foreign currency translation adjustments	2	10
Comprehensive income/(loss) attributable to PPG	$247	($449)
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheet (Unaudited)
($ in millions)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$1,808	$1,826
Short-term investments	120	96
Receivables, net	3,034	2,726
Inventories	1,914	1,735
Other current assets	463	415
Total current assets	$7,339	$6,798
Property, plant and equipment (net of accumulated depreciation of $4,367 and $4,349)	3,052	3,127
Goodwill	5,153	5,102
Identifiable intangible assets, net	2,301	2,351
Deferred income taxes	334	379
Investments	429	267
Operating lease right-of-use assets	851	847
Other assets	680	685
Total	$20,139	$19,556
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$3,815	$3,792
Restructuring reserves	244	281
Short-term debt and current portion of long-term debt	881	578
Current portion of operating lease liabilities	180	180
Total current liabilities	$5,120	$4,831
Long-term debt	5,336	5,171
Operating lease liabilities	676	677
Accrued pensions	927	945
Other postretirement benefits	728	733
Deferred income taxes	422	435
Other liabilities	961	949
Total liabilities	$14,170	$13,741
Commitments and contingent liabilities (Note 14)
Shareholders’ equity:
Common stock	$969	$969
Additional paid-in capital	1,029	1,008
Retained earnings	19,719	19,469
Treasury stock, at cost	(13,148)	(13,158)
Accumulated other comprehensive loss	(2,730)	(2,599)
Total PPG shareholders’ equity	$5,839	$5,689
Noncontrolling interests	130	126
Total shareholders’ equity	$5,969	$5,815
Total	$20,139	$19,556
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders' Equity (Unaudited)
($ in millions)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total PPG	Non-controlling Interests	Total
January 1, 2021	$969	$1,008	$19,469	($13,158)	($2,599)	$5,689	$126	$5,815
Net income attributable to the controlling and noncontrolling interests	—	—	378	—	—	$378	7	$385
Other comprehensive loss, net of tax	—	—	—	—	(131)	($131)	(2)	($133)
Cash dividends	—	—	(128)	—	—	($128)	—	($128)
Issuance of treasury stock	—	25	—	10	—	$35	—	$35
Stock-based compensation activity	—	(4)	—	—	—	($4)	—	($4)
Reductions in noncontrolling interests	—	—	—	—	—	—	(1)	(1)
March 31, 2021	$969	$1,029	$19,719	($13,148)	($2,730)	$5,839	$130	$5,969

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total PPG	Non-controlling Interests	Total
January 1, 2020	$969	$950	$18,906	($13,191)	($2,350)	$5,284	$119	$5,403
Net income attributable to the controlling and noncontrolling interests	—	—	243	—	—	$243	5	$248
Other comprehensive loss, net of tax	—	—	—	—	(692)	($692)	(10)	($702)
Cash dividends	—	—	(120)	—	—	($120)	—	($120)
Issuance of treasury stock	—	12	—	4	—	$16	—	$16
Stock-based compensation activity	—	(8)	—	—	—	($8)	—	($8)
March 31, 2020	$969	$954	$19,029	($13,187)	($3,042)	$4,723	$114	$4,837
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows (Unaudited)

	Three Months Ended March 31
($ in millions)	2021	2020
Operating activities:
Net income attributable to controlling and noncontrolling interests	$385	$248
Adjustments to reconcile net income to cash from operations:
Depreciation and amortization	129	129
Pension expense	(9)	10
Environmental remediation charges	16	8
Business restructuring, net	—	7
Stock-based compensation expense	17	7
Equity affiliate income, net of dividends	(1)	(4)
Deferred income taxes	(7)	(4)
Cash contributions to pension plans	(1)	(2)
Cash used for restructuring actions	(26)	(18)
Change in certain asset and liability accounts (net of acquisitions):
Receivables	(354)	(58)
Inventories	(189)	(206)
Other current assets	(37)	(28)
Accounts payable and accrued liabilities	110	(87)
Taxes and interest payable	22	(28)
Noncurrent assets and liabilities, net	(32)	(27)
Other	(46)	(106)
Cash used for operating activities	($23)	($159)
Investing activities:
Capital expenditures	(80)	(37)
Business acquisitions, net of cash balances acquired	(356)	(44)
Payments for the settlement of cross currency swap contracts	(3)	(2)
Proceeds from the settlement of cross currency swap contracts	9	10
Other	6	14
Cash used for investing activities	($424)	($59)
Financing activities:
Proceeds on commercial paper and short-term debt, net of payments	300	371
Repayment of term loan	(400)	—
Proceeds from revolving credit facility	—	800
Proceeds from the issuance of debt, net of discounts and fees	692	—
Repayment of long-term debt	(1)	(5)
Repayment of acquired debt	(3)	(8)
Issuance of treasury stock	20	5
Dividends paid on PPG common stock	(128)	(120)
Payments related to tax withholding on stock-based compensation awards	(11)	(7)
Other	—	(24)
Cash from financing activities	$469	$1,012
Effect of currency exchange rate changes on cash and cash equivalents	(40)	(124)
Net (decrease)/increase in cash and cash equivalents	($18)	$670
Cash and cash equivalents, beginning of period	1,826	1,216
Cash and cash equivalents, end of period	$1,808	$1,886

Supplemental disclosures of cash flow information:
Interest paid, net of amount capitalized	$52	$48
Taxes paid, net of refunds	$97	$90
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.Basis of Presentation
The condensed consolidated financial statements included herein are unaudited and have been prepared following the requirements of the Securities and Exchange Commission (the "SEC") and accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim reporting. Under these rules, certain footnotes and other financial information that are normally required for annual financial statements can be condensed or omitted. These statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position and shareholders' equity of PPG as of March 31, 2021 and the results of its operations and cash flows for the three months ended March 31, 2021 and 2020. All intercompany balances and transactions have been eliminated. Material subsequent events are evaluated through the report issuance date and disclosed where applicable. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in PPG's 2020 Annual Report on Form 10-K (the "2020 Form 10-K").
Net sales, expenses, assets and liabilities can vary during each quarter of the year. Accordingly, the results of operations for the three months ended March 31, 2021 and the trends in these unaudited condensed consolidated financial statements may not necessarily be indicative of the results to be expected for the full year.
2.New Accounting Standards
Accounting Standards Adopted in 2021
Effective January 1, 2021, PPG adopted Accounting Standards Update ("ASU") No. 2019-12, "Income Taxes - Simplifying the Accounting for Income Taxes." This ASU is intended to simplify various aspects of accounting for income taxes by eliminating certain exceptions within Accounting Standards Codification Topic 740, "Income Taxes" and to clarify certain aspects of the current accounting guidance. Adoption of this standard did not materially impact PPG's consolidated financial position, results of operations or cash flows.
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
3.Acquisitions and Divestitures
Acquisitions
On December 18, 2020, PPG announced that it entered into a definitive agreement to acquire Tikkurila in an all-cash transaction. On February 4, 2021, PPG and Tikkurila entered into an amendment to the previously announced definitive combination agreement. Tikkurila is a leading Nordic producer and distributor of decorative paint and coatings. Under the terms of the amended agreement, PPG has commenced a tender offer to acquire all of the issued and outstanding stock of Tikkurila. As of March 31, 2021, PPG owned 9.32% of the outstanding shares of Tikkurila. The transaction is expected to close in the second quarter, subject to customary closing conditions.

On February 22, 2021, PPG completed the acquisition of VersaFlex, a manufacturer specializing in polyurea, epoxy and polyurethane coatings for water and waste water infrastructure, flooring, transportation infrastructure, and industrial applications. The pro-forma impact on PPG's sales and results of operations, including the pro-forma effect of events that are directly attributable to the acquisition, was not significant. The results of this business since the date of acquisition have been reported within the protective and marine coatings business within the Performance Coatings reportable business segment.
On January 11, 2021, PPG announced that it had reached a definitive agreement to acquire Wörwag, a global manufacturer of coatings for industrial and automotive applications. The company specializes in developing sustainable liquid, powder and film coatings. The transaction is expected to close in the second quarter of 2021, subject to customary closing conditions.
Divestitures
In December 2020, PPG committed to a plan to sell certain entities in smaller, non-strategic countries. The planned sale is expected to occur in 2021. The assets and liabilities of these entities are reported as held for sale in Other current assets and Accounts payable and accrued liabilities, respectively, on the accompanying consolidated balance sheet as of March 31, 2021 and December 31, 2020. The results of these entities are reported within the Performance Coatings reportable business segment.
The major classes of assets and liabilities of these entities included in the PPG consolidated balance sheet are as as follows:

($ in millions)	March 31, 2021	December 31, 2020
Cash and cash equivalents	$22	$20
Receivables	5	5
Inventories	5	5
Assets held for sale	$32	$30
Accounts payable and accrued liabilities	$13	$14
Operating lease liabilities	6	6
Deferred income taxes	3	3
Other liabilities	1	1
Liabilities held for sale	$23	$24
4.Inventories

($ in millions)	March 31, 2021	December 31, 2020
Finished products	$1,100	$1,021
Work in process	210	187
Raw materials	566	490
Supplies	38	37
Total Inventories	$1,914	$1,735
Most U.S. inventories are valued using the last-in, first-out method. These inventories represented approximately 31% and 33% of total inventories at March 31, 2021 and December 31, 2020, respectively. If the first-in, first-out method of inventory valuation had been used, inventories would have been $113 million and $110 million higher as of March 31, 2021 and December 31, 2020, respectively.
5.Goodwill and Other Identifiable Intangible Assets
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
Although it was determined that a triggering event had not occurred as of March 31, 2021, the Company will continue to monitor the impacts of the COVID-19 pandemic on the Company and significant changes in key assumptions that could result in future period impairment charges. The Company did not identify an indication of impairment for each of its reporting units and indefinite-lived intangible assets as of March 31, 2021.

The change in the carrying amount of goodwill attributable to each reportable segment for the three months ended March 31, 2021 was as follows:

($ in millions)	Performance Coatings	Industrial Coatings	Total
January 1, 2021	$4,023	$1,079	$5,102
Acquisitions, including purchase accounting adjustments	143	(2)	141
Foreign currency impact	(70)	(20)	(90)
March 31, 2021	$4,096	$1,057	$5,153
A summary of the carrying value of the Company's identifiable intangible assets is as follows:

	March 31, 2021			December 31, 2020
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Indefinite-Lived Identifiable Intangible Assets
Trademarks	$1,079	N/A	$1,079	$1,101	N/A	$1,101
Definite-Lived Identifiable Intangible Assets
Acquired technology	$798	($589)	$209	$813	($585)	$228
Customer-related	1,865	(997)	868	1,849	(994)	855
Trade names	269	(130)	139	277	(129)	148
Other	51	(45)	6	64	(45)	19
Total Definite Lived Intangible Assets	$2,983	($1,761)	$1,222	$3,003	($1,753)	$1,250
Total Identifiable Intangible Assets	$4,062	($1,761)	$2,301	$4,104	($1,753)	$2,351
The Company’s identifiable intangible assets with definite lives are being amortized over their estimated useful lives.
As of March 31, 2021, estimated future amortization expense of identifiable intangible assets is as follows:

($ in millions)	Future Amortization Expense
Remaining nine months of 2021	$140
2022	$175
2023	$165
2024	$150
2025	$140
2026	$135
Thereafter	$317
6. Business Restructuring
The Company records restructuring liabilities that represent charges incurred in connection with consolidations of certain operations, including operations from acquisitions, as well as headcount reduction programs. These charges consist primarily of severance costs and certain other cash costs. As a result of these programs, the Company will also incur incremental non-cash accelerated depreciation expense for certain assets due to their reduced expected asset life. These charges are not allocated to the Company’s reportable business segments. Refer to Note 16 Reportable Business Segment Information for additional information.
2020 Restructuring Program
In June 2020, the Company approved a business restructuring plan which included actions to reduce its global cost structure. The program addresses weakened global economic conditions stemming from the COVID-19 pandemic and related pace of recovery in a few end-use markets along with further opportunities to optimize supply chain and functional costs. The plan included a voluntary separation program that was offered in the U.S. and Canada. The majority of these restructuring actions are expected to be completed by the end of 2021.

2019 and 2018 Restructuring Programs
As a result of the COVID-19 pandemic, the Company expects delays in the timing of certain previously recorded restructuring actions. Program completion dates may differ from the originally targeted timeline, as noted below.
In June 2019, the Company approved a business restructuring plan which included actions to reduce its global cost structure. The program is the result of a comprehensive internal operational assessment to identify further opportunities to improve the profitability of the overall business portfolio. This program includes further manufacturing optimization; targeted pruning of low-profit business in certain regions; exiting certain smaller product lines that are not meeting profitability objectives; reorganization of certain business unit cost structures based on the current economic climate; and certain redundancy actions related to recent acquisitions. The majority of restructuring actions are expected to be completed by the end of the second quarter 2021 with the remainder of the actions expected to be completed in 2022.
In April 2018, the Company approved a business restructuring plan which included actions to reduce its global cost structure. The program was in response to the impacts of customer assortment changes in our U.S. architectural coatings business during the first quarter 2018 and sustained, elevated raw material inflation. The program aims to further right-size employee headcount and production capacity in certain businesses based on product demand, as well as reductions in various global functional and administrative costs. The majority of restructuring actions are expected to be completed by the end of the second quarter of 2021.
The following table summarizes the reserve activity for the three months ended March 31, 2021 and 2020:

	Total Reserve
($ in millions)	2021	2020
January 1	$293	$224
Approved restructuring actions	—	22
Release of prior reserves and other adjustments	—	(15)
Cash payments	(26)	(18)
Foreign currency impact	(11)	(3)
March 31	$256	$210
7.Borrowings
In March 2021, PPG completed a public offering of $700 million aggregate principal amount of 1.200% notes due 2026. These notes were issued pursuant to PPG’s existing shelf registration statement and pursuant to the Indenture between the Company and the Bank of New York Mellon Trust Company, N.A., as trustee, as supplemented (the "Indenture"). The Indenture governing these notes contains covenants that limit the Company’s ability to, among other things, incur certain liens securing indebtedness, engage in certain sale-leaseback transactions, and enter into certain consolidations, mergers, conveyances, transfers or leases of all or substantially all the Company’s assets. The terms of these notes also require the Company to make an offer to repurchase the notes upon a Change of Control Triggering Event (as defined in the Indenture) at a price equal to 101% of their principal amount plus accrued and unpaid interest. The Company may issue additional debt from time to time pursuant to the Indenture. The aggregate cash proceeds from the notes, net of discounts and fees, was $692 million.
In February 2021, PPG entered into a $2.0 billion Term Loan Credit Agreement (the "Term Loan Credit Agreement"). The Term Loan Credit Agreement provides the Company with the ability to borrow up to an aggregate principal amount of $2.0 billion on an unsecured basis. The Company may borrow term loans under the Term Loan Credit Agreement to finance cash consideration for the Company’s pending acquisition of up to all of the equity interests of Tikkurila, and to pay fees, costs and expenses related thereto. Following the Closing Date and from time to time prior to December 31, 2021, the Company may make up to eleven additional borrowings of term loans under the Term Loan Credit Agreement, which may be used for working capital and general corporate purposes. The Term Loan Credit Agreement contains covenants that are usual and customary restrictive covenants for facilities of its type, which include, with specified exceptions, limitations on the Company’s ability to create liens or other encumbrances, to enter into sale and leaseback transactions and to enter into consolidations, mergers or transfers of all or substantially all of its assets. The Term Loan Credit Agreement matures and all outstanding borrowings are due and payable on the third anniversary of the date of the initial borrowing under the Agreement. There were no amounts outstanding under the Term Loan Credit Agreement as of March 31, 2021.
In April 2020, PPG entered into a $1.5 billion 364-Day Term Loan Credit Agreement (the “Term Loan”). The Term Loan contains covenants that are consistent with those in the Credit Agreement discussed below and that are usual and customary restrictive covenants for facilities of its type, which include, with specified exceptions, limitations on the Company’s ability to create liens or other encumbrances, to enter into sale and leaseback transactions and to enter into consolidations, mergers or transfers of all or substantially all of its assets. In 2020, PPG repaid $1.1 billion of the Term Loan using cash on hand. In the first quarter 2021, PPG repaid the remaining $400 million of the Term Loan using cash on hand.
In August 2019, PPG amended and restated its five-year credit agreement (the “Credit Agreement”) with several banks and financial institutions. The Credit Agreement provides for a $2.2 billion unsecured revolving credit facility. The Company has the ability to increase the size of the Credit Agreement by up to an additional $750 million, subject to the receipt of lender commitments and other conditions precedent. The Credit Agreement will terminate on August 30, 2024. The Company has the right, subject to certain conditions set forth in the Credit Agreement, to designate certain subsidiaries of the Company as borrowers under the Credit Agreement. In connection with any such designation, the Company is required to guarantee the obligations of any such subsidiaries under the Credit Agreement. In March 2020, PPG borrowed $800 million under the Credit Agreement and repaid that amount in full in April 2020. There were no amounts outstanding under the credit agreement as of March 31, 2021 and December 31, 2020.
The Term Loan Credit Agreement and Credit Agreement require the Company to maintain a ratio of Total Indebtedness to Total Capitalization, as defined in the Term Loan Credit Agreement and Credit Agreement, of 60% or less; provided, that for any fiscal quarter in which the Company has made an acquisition for consideration in excess of $1 billion and for the next five fiscal quarters thereafter, the ratio of Total Indebtedness to Total Capitalization may not exceed 65% at any time. As of March 31, 2021, Total Indebtedness to Total Capitalization as defined under the Credit Agreement and Term Loan Credit Agreement was 48%.
The Credit Agreement also supports the Company’s commercial paper borrowings which are classified as long-term based on PPG’s intent and ability to refinance these borrowings on a long-term basis. Commercial paper borrowings of $550 million and $250 million were outstanding as of March 31, 2021 and December 31, 2020, respectively.
8.Earnings Per Common Share
The effect of dilutive securities on the weighted average common shares outstanding included in the calculation of earnings per diluted common share for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31
(number of shares in millions)	2021	2020
Weighted average common shares outstanding	237.4	236.5
Effect of dilutive securities:
Stock options	0.9	0.5
Other stock compensation plans	0.7	0.7
Potentially dilutive common shares	1.6	1.2
Adjusted weighted average common shares outstanding	239.0	237.7

Dividends per common share	$0.54	$0.51
Excluded from the computation of earnings per diluted share due to their antidilutive effect were zero and 1.5 million outstanding stock options for the three months ended March 31, 2021 and 2020, respectively.
9.Income Taxes

	Three Months Ended March 31
	2021	2020
Effective tax rate on pretax income	22.8%	22.3%
The effective tax rate of 22.8% for the three months ended March 31, 2021 reflects a benefit of $5 million of discrete items associated with PPG's U.S. and foreign jurisdictions. Income tax expense for the first three months of 2021 is based on an estimated annual effective rate, which requires management to make its best estimate of annual pretax income or loss. Income tax expense for the three months ended March 31, 2020 reflects $11 million of discrete items associated with PPG's U.S. and foreign locations and implementation of updated regulations associated with the 2017 Tax Cuts and Jobs Act for Global Intangible Low Taxed Income.

During the year, PPG management regularly updates forecasted annual pretax results for the various countries in which PPG operates based on changes in factors such as prices, shipments, product mix, raw material inflation and manufacturing operations. To the extent that actual 2021 pretax results for U.S. and foreign income or loss vary from estimates, the actual Income tax expense recognized in 2021 could be different from the forecasted amount used to estimate the Income tax expense for the three months ended March 31, 2021.
10.Pensions and Other Postretirement Benefits
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
The net periodic pension and other postretirement benefit costs for the three months ended March 31, 2021 and 2020 were as follows:

	Pension		Other Postretirement Benefits
	Three Months Ended March 31		Three Months Ended March 31
($ in millions)	2021	2020	2021	2020
Service cost	$3	$6	$3	$2
Interest cost	16	22	3	5
Expected return on plan assets	(38)	(36)	—	—
Amortization of actuarial losses	10	18	6	4
Amortization of prior service credit	—	—	(14)	(15)
Net periodic benefit cost	($9)	$10	($2)	($4)
PPG expects 2021 net periodic pension and other postretirement benefit cost to be income of approximately $45 million, with pension and other postretirement benefits representing income of approximately $40 million and $5 million, respectively. In 2020, PPG's U.S. and Canadian defined benefit plans were frozen for all participants. As of January 1, 2021, these plans are mostly inactive and as such, the accumulated net actuarial losses amortization period is now the average remaining life expectancy of the plan participants. This change in amortization period reduces future pension expense for PPG.
Contributions to Defined Benefit Pension Plans

	Three Months Ended March 31
($ in millions)	2021	2020
Non-U.S. defined benefit pension mandatory contributions	$1	$2
PPG expects to make contributions to its defined benefit pension plans in the range of $10 million to $15 million during the remaining nine months of 2021. PPG may make voluntary contributions to its defined benefit pension plans in 2021 and beyond.

11.Accumulated Other Comprehensive Loss

($ in millions)	Unrealized Foreign Currency Translation Adjustments		Pension and Other Postretirement Benefit Adjustments, net of tax (c)		Unrealized Gain on Derivatives, net of tax		Accumulated Other Comprehensive Loss
January 1, 2021		($1,663)		($937)		$1		($2,599)
Current year deferrals to AOCI (a)	83		—		—		83
Current year deferrals to AOCI, net of tax (b)	(209)		(7)		—		(216)
Reclassifications from AOCI to net income	—		2		—		2
Period change		($126)		($5)		$—		($131)
March 31, 2021		($1,789)		($942)		$1		($2,730)

January 1, 2020		($1,627)		($724)		$1		($2,350)
Current year deferrals to AOCI (a)	(758)		—		—		(758)
Current year deferrals to AOCI, net of tax (b)	62		(4)		3		61
Reclassifications from AOCI to net income	—		5		—		5
Period change		($696)		$1		$3		($692)
March 31, 2020		($2,323)		($723)		$4		($3,042)
(a)Except for income taxes, which were less than $1 million as of March 31, 2021 and $7 million as of March 31, 2020, related to foreign currency impacts of certain unasserted earnings, unrealized foreign currency translation adjustments related to translation of foreign denominated balance sheets are not presented net of tax given that no deferred U.S. income taxes have been provided on undistributed earnings of non-U.S. subsidiaries because they are deemed to be reinvested for an indefinite period of time.
(b)The tax cost related to unrealized foreign currency translation adjustments on tax inter-branch transactions and net investment hedges as of March 31, 2021 and 2020 was $30 million and $19 million, respectively.
(c)The tax cost related to the adjustment for pension and other postretirement benefits as of March 31, 2021 and 2020 was $1 million and $2 million, respectively. Reclassifications from AOCI are included in the computation of net periodic benefit costs (See Note 10, "Pensions and Other Postretirement Benefits").
12.Financial Instruments, Hedging Activities and Fair Value Measurements
Financial instruments include cash and cash equivalents, short-term investments, cash held in escrow, marketable equity securities, accounts receivable, company-owned life insurance, accounts payable, short-term and long-term debt instruments, and derivatives. The fair values of these financial instruments approximated their carrying values at March 31, 2021 and December 31, 2020, in the aggregate, except for long-term debt instruments.
Hedging Activities
The Company has exposure to market risk from changes in foreign currency exchange rates and interest rates. As a result, financial instruments, including derivatives, have been used to hedge a portion of these underlying economic exposures. Certain of these instruments may qualify as fair value, cash flow, and net investment hedges upon meeting the requisite criteria, including effectiveness of offsetting hedged or underlying exposures. Changes in the fair value of derivatives that do not qualify for hedge accounting are recognized in Income before income taxes in the period incurred.
PPG’s policies do not permit speculative use of derivative financial instruments. PPG enters into derivative financial instruments with high credit quality counterparties and diversifies its positions among such counterparties in order to reduce its exposure to credit losses. The Company did not realize a credit loss on derivatives during the three month periods ended March 31, 2021 and 2020.
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
There were no derivative instruments de-designated or discontinued as hedging instruments during the three month periods ended March 31, 2021 and 2020 and there were no gains or losses deferred in Accumulated other comprehensive loss on the condensed consolidated balance sheet that were reclassified to Income before income taxes in the condensed consolidated statement of income in the three month periods ended March 31, 2021 and 2020 related to hedges of anticipated transactions that were no longer expected to occur.
Fair Value Hedges
The Company uses interest rate swaps from time to time to manage its exposure to changing interest rates. When outstanding, the interest rate swaps are typically designated as fair value hedges of certain outstanding debt obligations of the Company and are recorded at fair value.
PPG has interest rate swaps which converted $525 million of fixed rate debt to variable rate debt. These swaps are designated as fair value hedges and are carried at fair value. Changes in the fair value of these swaps and changes in the fair value of the related debt are recorded in interest expense in the accompanying condensed consolidated statement of income. The fair value of these interest rate swaps was $44 million and $67 million at March 31, 2021 and December 31, 2020, respectively.
Cash Flow Hedges
PPG designates certain foreign currency forward contracts as cash flow hedges of the Company’s exposure to variability in exchange rates on third party transactions denominated in foreign currencies. There were no outstanding cash flow hedges at March 31, 2021 and December 31, 2020.
Net Investment Hedges
PPG uses cross currency swaps and foreign currency euro-denominated debt to hedge a significant portion of its net investment in its European operations, as follows:
As of March 31, 2021 and December 31, 2020, PPG had U.S. dollar to euro cross currency swap contracts with a total notional amount of $875 million and designated these contracts as hedges of the Company's net investment in its European operations. During the term of these contracts, PPG will receive payment in U.S. dollars and make payments in euros to the counterparties. As of March 31, 2021 and December 31, 2020, the fair value of the U.S. dollar to euro cross currency swap contracts was a net asset of $19 million and a net liability of $8 million, respectively.
As of March 31, 2021 and December 31, 2020, PPG had designated €2.0 billion of euro-denominated borrowings as hedges of a portion of its net investment in the Company's European operations. The carrying value of these instruments as of March 31, 2021 and December 31, 2020 was $2.3 billion and $2.4 billion, respectively.
Other Financial Instruments
PPG uses foreign currency forward contracts to manage net transaction exposures that do not qualify for hedge accounting; therefore, the change in the fair value of these instruments is recorded in Other charges in the condensed consolidated statement of income in the period of change. Underlying notional amounts related to these foreign currency forward contracts were $1.7 billion and $1.4 billion at March 31, 2021 and December 31, 2020, respectively. As of March 31, 2021 and December 31, 2020, the fair value of these contracts was a net asset and a net liability of $9 million and $2 million, respectively.
Gains/Losses Deferred in Accumulated Other Comprehensive Loss
As of March 31, 2021, the Company had accumulated pretax unrealized translation gains in Accumulated other comprehensive loss on the condensed consolidated balance sheet related to euro-denominated borrowings, and cross currency swaps of $103 million. As of December 31, 2020, the Company had accumulated pretax unrealized translation losses of $22 million.
The following table summarizes the location within the condensed consolidated financial statements and amount of gains/(losses) related to derivative and debt financial instruments for the three months ended March 31, 2021 and 2020. All dollar amounts are shown on a pretax basis.

	March 31, 2021		March 31, 2020		Caption In Condensed Consolidated Statement of Income
($ in millions)	Gain Deferred in OCI	Gain/(Loss) Recognized	Gain Deferred in OCI	Gain Recognized
Economic
Foreign currency forward contracts	$—	($3)	$—	$16	Other charges
Fair Value
Interest rate swaps	—	4	—	2	Interest expense
Cash Flow
Foreign currency forward contracts	—	—	4	—	Other charges and Cost of sales
Total Cash Flow	$—	$1	$4	$18
Net Investment
Cross currency swaps	$28	$4	$42	$5	Interest expense
Foreign denominated debt	97	—	36	—
Total Net Investment	$125	$4	$78	$5
Fair Value Measurements
The Company follows a fair value measurement hierarchy to measure its assets and liabilities. As of March 31, 2021 and December 31, 2020, the assets and liabilities measured at fair value on a recurring basis were cash equivalents, equity securities and derivatives. In addition, the Company measures its pension plan assets at fair value (see Note 14, "Employee Benefit Plans" under Item 8 in the 2020 Form 10-K for further details). The Company's financial assets and liabilities are measured using inputs from the following three levels:
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
Level 3 inputs are unobservable inputs employed for measuring the fair value of assets or liabilities. The Company does not have any recurring financial assets or liabilities that are recorded in its condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020 that are classified as Level 3 inputs.

Assets and liabilities reported at fair value on a recurring basis:

	March 31, 2021			December 31, 2020
($ in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Other current assets:
Marketable equity securities	$6	$—	$—	$6	$—	$—
Foreign currency forward contracts (a)	—	25	—	—	8	—
Investments:
Marketable equity securities	$259	$—	$—	$97	$—	$—
Other assets:
Cross currency swaps (b)	$—	$32	$—	$—	$13	$—
Interest rate swaps (c)	—	44	—	—	67	—
Liabilities:
Accounts payable and accrued liabilities:
Foreign currency forward contracts (a)	$—	$16	$—	$—	$6	$—
Cross currency swaps (b)	—	4	—	—	8	—
Other liabilities:
Cross currency swap (b)	$—	$9	$—	$—	$13	$—

(a) Derivatives not designated as hedging instruments	(c) Fair value hedges
(b) Net investment hedges
Long-Term Debt

($ in millions)	March 31, 2021 (a)	December 31, 2020 (b)
Long-term debt - carrying value	$6,201	$5,296
Long-term debt - fair value	$6,616	$5,875
(a) Excluding finance lease obligations of $11 million and short-term borrowings of $5 million as of March 31, 2021.
(b) Excluding finance lease obligations of $12 million and short-term borrowings of $403 million as of December 31, 2020.
The fair values of the debt instruments were based on discounted cash flows and interest rates then currently available to the Company for instruments of the same remaining maturities and were measured using level 2 inputs.
13.Stock-Based Compensation
The Company’s stock-based compensation includes stock options, restricted stock units (“RSUs”) and grants of contingent shares that are earned based on achieving targeted levels of total shareholder return. All current grants of stock options, RSUs and contingent shares are made under the PPG Industries, Inc. Amended and Restated Omnibus Incentive Plan (“PPG Amended Omnibus Plan”), which was amended and restated effective April 21, 2016. Shares available for future grants under the PPG Amended Omnibus Plan were 6.5 million as of March 31, 2021.
Stock-based compensation and the income tax benefit recognized during the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31
($ in millions)	2021	2020
Stock-based compensation	$17	$7
Income tax benefit recognized	$4	$2

Grants of stock-based compensation during the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31
	2021		2020
Grant Details	Shares	Fair Value	Shares	Fair Value
Stock options	527,464	$29.27	659,835	$21.93
Restricted stock units	162,601	$129.64	182,276	$112.99
Contingent shares (a)	55,540	$136.60	54,648	$119.52
(a) The number of contingent shares represents the target value of the award.
Stock options are generally exercisable 36 months after being granted and have a maximum term of 10 years. Compensation expense for stock options is recorded over the vesting period based on the fair value on the date of grant. The fair value of the stock option grants issued during the three months ended March 31, 2021 was calculated with the following weighted average assumptions:

Weighted average exercise price	$136.60
Risk free interest rate	1.0%
Expected life of option in years	6.5
Expected dividend yield	1.6%
Expected volatility	25.3%
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
For awards granted in 2021 and 2020, the amount paid upon vesting of performance-based RSUs may range from 0% to 200% of the original grant, based upon the level of earnings per share growth achieved and frequency with which the annual cash flow return on capital performance target is met over the three calendar year periods comprising the vesting period. For awards granted in 2019, the amount paid upon vesting of performance-based RSUs may range from 0% to 180% of the original grant.
Contingent share grants (referred to as “TSR awards”) are made annually and are paid out at the end of each three-year period following the date of grant based on PPG's performance. Performance is measured by determining the percentile rank of the total shareholder return of PPG common stock in relation to the total shareholder return of the S&P 500 as it existed at the beginning of the three-year performance period excluding any companies that have been removed from the index because they ceased to be publicly traded during the performance period. For awards granted in 2021 and 2020, the payment of awards following the three-year award period will be based on performance achieved in accordance with the scale set forth in the plan agreement and may range from 0% to 200% of the initial grant. For awards granted in 2019, the amount paid following the three-year award period may range from 0% to 220% of the initial grant. Any payments made at the end of the award period may be in the form of stock, cash or a combination of both at the Company's discretion. The TSR awards qualify as liability awards, and compensation expense is recognized over the three-year award period based on the fair value of the awards (giving consideration to the Company’s percentile rank of total shareholder return) remeasured in each reporting period until settlement of the awards.
14.Commitments and Contingent Liabilities
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
Shareholder Class Action
On May 20, 2018, a putative securities class action lawsuit was filed in the U.S. District Court for the Central District of California against the Company and three of its current and former officers.  On September 21, 2018, an Amended Class Action Complaint was filed in the lawsuit. The Amended Complaint, captioned Trevor Mild v. PPG Industries, Inc., Michael H. McGarry, Vincent J. Morales, and Mark C. Kelly, asserted securities fraud claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of persons who purchased or otherwise acquired stock of the Company between January 19, 2017 and May 10, 2018. The allegations related to, among other things, allegedly false and misleading statements and/or failures to disclose information about the Company’s business, operations and prospects. The parties reached a settlement in principal on May 1, 2019.  On June 2, 2019, the plaintiff filed with the Court a Petition for Preliminary Approval of the proposed settlement, including the proposed settlement amount of $25 million. On November 22, 2019, the Court entered final judgment approving the settlement. PPG’s insurance carriers fully funded the settlement escrow account and the court-approved settlement payments to class members were fully distributed by the claims administrator as of March 31, 2021.
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
Current open and active claims post-Pittsburgh Corning bankruptcy
As of March 31, 2021, the Company was aware of approximately 1,190 open and active asbestos-related claims pending against the Company and certain of its subsidiaries. These claims consist of non-PC Relationship Claims against PPG and claims against a PPG subsidiary the Company acquired on April 1, 2013. The Company is defending these open and active claims vigorously.
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

Environmental Matters
It is PPG’s policy to accrue expenses for environmental contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Reserves for environmental contingencies are exclusive of claims against third parties and are generally not discounted. In management’s opinion, the Company operates in an environmentally sound manner and the outcome of the Company’s environmental contingencies will not have a material effect on PPG’s financial position or liquidity; however, any such outcome may be material to the results of operations of any particular period in which costs, if any, are recognized. Management anticipates that the resolution of the Company’s environmental contingencies will occur over an extended period of time. See Note 15, "Commitments and Contingent Liabilities," under Item 8 of the 2020 Form 10-K for additional descriptions of the following environmental matters.
As remediation at certain legacy environmental sites progresses, PPG continues to refine its assumptions underlying the estimates of the expected future costs of its remediation programs. PPG’s ongoing evaluation may result in additional charges against income to increase the reserves for these sites. Remediation activities at our legacy sites are not related to the ongoing operations of PPG. In 2021 and 2020, certain charges have been recorded based on updated estimates to increase existing reserves for these sites. Certain other charges related to environmental remediation actions are also expensed as incurred.
As of March 31, 2021 and December 31, 2020, PPG had reserves for environmental contingencies associated with PPG’s former chromium manufacturing plant in Jersey City, New Jersey (“New Jersey Chrome”), glass and chemical manufacturing sites, and for other environmental contingencies, including current manufacturing locations and National Priority List sites. These reserves are reported as Accounts payable and accrued liabilities and Other liabilities in the accompanying condensed consolidated balance sheet.

Environmental Reserves
($ in millions)	March 31, 2021	December 31, 2020
New Jersey Chrome	$114	$102
Glass and chemical	105	106
Other	91	92
Total	$310	$300
Current portion	$101	$99
Pretax charges against income for environmental remediation costs are included in Other charges in the accompanying condensed consolidated statement of income. The pretax charges and cash outlays related to such environmental remediation for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31
($ in millions)	2021	2020
Environmental remediation pretax charges	$19	$11
Cash outlays for environmental remediation activities	$9	$25
In Q1 2021, PPG recognized a $16 million pretax charge to increase the existing reserve for New Jersey Chrome based on updated estimates of the underlying factors as described below largely related to groundwater remediation.
Remediation: New Jersey Chrome
In June 2009, PPG entered into a settlement agreement with the New Jersey Department of Environmental Protection (“NJDEP”) and Jersey City, New Jersey (which had asserted claims against PPG for lost tax revenue) which was in the form of a Judicial Consent Order (the "JCO"). Under the JCO, PPG accepted sole responsibility for the remediation activities at its former chromium manufacturing location in Jersey City and 19 additional sites. The principal contaminant of concern is hexavalent chromium. The JCO also provided for the appointment of a court-approved Site Administrator who is responsible for establishing a master schedule for the remediation of the 20 PPG sites which existed at that time. One site was subsequently removed from the JCO process during 2014 and will be remediated separately at a future date. A total of 6 soil sites and 12 groundwater sites remain subject to the JCO process.
The most significant assumptions underlying the estimate of remediation costs for all New Jersey Chrome sites are those related to the extent and concentration of chromium impacts in the soil, as these determine the quantity of soil that must be treated in place, the quantity that will have to be excavated and transported for offsite disposal, and the nature of disposal required. Remediation of chromium contaminated soils at the location of the former manufacturing site has been completed pursuant to approved remedial action work plans. Remediation of chromium contaminated soils at certain other smaller sites is ongoing and is expected to continue until 2022. PPG regularly evaluates the assessments of costs incurred to date versus current progress and the potential cost impacts of the most recent information, including the extent of impacted soils, percentage of hazardous versus non-hazardous soils, daily soil excavation rates, and engineering, administrative and other associated costs. Based on these assessments, the reserve is adjusted accordingly. Principal factors affecting costs include refinements in the estimate of the mix of hazardous to non-hazardous soils to be excavated, an overall increase in soil volumes to be excavated, enhanced water management requirements, decreased daily soil excavation rates due to site conditions, initial estimates for remedial actions related to groundwater, and oversight and management costs.
Groundwater remediation at the former Garfield Avenue chromium manufacturing site and five adjacent sites is expected to occur over several years. A groundwater remedial action work plan was submitted to NJDEP in the first quarter of 2021.
PPG’s financial reserve for remediation of all New Jersey Chrome sites was $114 million at March 31, 2021. The major cost components of this liability continue to be related to excavation, transportation and disposal of impacted soil, as well as construction services. These components each account for approximately 18%, 15% and 30% of the accrued amount, respectively.
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

Other Matters
The Company had outstanding letters of credit and surety bonds of $132 million and guarantees of $9 million as of March 31, 2021. The Company does not believe any loss related to such guarantees is likely.
15.Revenue Recognition
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
The Company also provides services by applying coatings to customers' manufactured parts and assembled products and by providing technical support to certain customers. Performance obligations are satisfied over time as critical milestones are met and as services are provided. PPG is entitled to payment as the services are rendered. For the three months ended March 31, 2021 and 2020, service revenue constituted approximately 5% of total revenue.
Net sales by segment and region for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31
($ in millions)	2021	2020
Performance Coatings
United States and Canada	$998	$927
Europe, Middle East and Africa ("EMEA")	811	665
Asia Pacific	276	199
Latin America	234	217
Total	$2,319	$2,008
Industrial Coatings
United States and Canada	$571	$582
EMEA	445	396
Asia Pacific	406	260
Latin America	140	131
Total	$1,562	$1,369
Total Net Sales
United States and Canada	$1,569	$1,509
EMEA	1,256	1,061
Asia Pacific	682	459
Latin America	374	348
Total PPG	$3,881	$3,377

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
The following table summarizes the activity for the allowance for credit losses for the three months ended March 31, 2021 and 2020:

	Trade Receivables Allowance for Credit Losses
($ in millions)	2021	2020
January 1	$44	$22
Current-period provision for credit losses	—	33
Trade receivables written off as uncollectible, net of recoveries	(3)	(4)
Foreign currency impact	—	(1)
March 31	$41	$50
In March 2020, PPG recorded estimated future credit losses for trade receivables of $30 million related to the potential financial impacts of the COVID-19 pandemic. These amounts were estimated based on regional business information, including certain forward-looking information and other considerations. As of March 31, 2021, $21 million remains in the reserve for future COVID-19-related matters. PPG will continue to monitor the adequacy of this reserve as new information becomes available.
16.Reportable Business Segment Information
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

Reportable business segment net sales and segment income for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31
($ in millions)	2021	2020
Net sales:
Performance Coatings	$2,319	$2,008
Industrial Coatings	1,562	1,369
Total	$3,881	$3,377
Segment income:
Performance Coatings	$386	$272
Industrial Coatings	245	181
Total	$631	$453
Corporate	(52)	(60)
Interest expense, net of interest income	(24)	(23)
Acquisition-related costs (a)	(24)	—
Environmental remediation charges	(16)	(8)
Expenses incurred due to natural disasters(b)	(12)	—
Business restructuring-related costs, net (c)	(4)	(13)
Increase in allowance for doubtful accounts related to COVID-19	—	(30)
Income before income taxes	$499	$319
(a)Acquisition-related costs include advisory, legal, accounting, valuation, other professional or consulting fees, and certain internal costs directly incurred to effect acquisitions. These costs are included in Selling, general and administrative expense in the condensed consolidated statement of income. Acquisition-related costs also include the impact for the step up to fair value of inventory acquired in certain acquisitions which are included in Cost of Sales, exclusive of depreciation and amortization in the condensed consolidated statement of income.
(b)In the second half of 2020, Hurricanes Laura and Delta damaged a southern U.S. factory supporting the Company's specialty coatings and materials business. In the first quarter of 2021, a winter storm further damaged that factory as well as other Company factories in the southern U.S. Incremental expenses incurred in the first quarter of 2021 due to these storms included costs related to maintenance and repairs of damaged property, freight and utility premiums and other incremental expenses directly related to the impacted areas. These incremental expenses largely related to the Company's specialty coatings and materials business.
(c)Included in business restructuring-related costs, net are business restructuring charges, accelerated depreciation of certain assets and other related costs, offset by releases related to previously approved programs.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and the notes thereto included in the condensed consolidated financial statements in Part I, Item 1, “Financial Statements,” of this report and in conjunction with the 2020 Form 10-K.
Executive Overview
Below are our key financial results for the three months ended March 31, 2021:
•Net sales were approximately $3.9 billion, up 14.9% compared to the prior year.
•Cost of sales, exclusive of depreciation and amortization ("Cost of sales") was $2.2 billion, up 17.0% versus prior year primarily due to higher sales volumes. As a percentage of sales, Cost of sales increased 1.0%.
•Selling, general and administrative ("SG&A") expense was $891 million, down 1.5% year-over-year primarily due to cost mitigation initiatives. As a percentage of sales, SG&A expense decreased 3.8%.
•Income before income taxes was $499 million.
•The reported effective tax rate was 22.8%. The adjusted effective tax rate was 23.1%.
•Net income attributable to PPG was $378 million.

•Earnings per diluted share attributable to PPG was $1.58.
For the three months ended March 31, 2021:
•Cash flows used for operating activities was $23 million, a decrease of $136 million year-over-year.
•Capital expenditures, including business acquisitions (net of cash acquired), was $436 million.
•The Company paid $128 million in dividends.
Performance in the first quarter of 2021 compared to the first quarter of 2020
Performance Overview
Net Sales by Region

	Three Months Ended March 31		Percent Change
($ in millions, except percentages)	2021	2020	2021 vs. 2020
United States and Canada	$1,569	$1,509	4.0%
Europe, Middle East and Africa ("EMEA")	1,256	1,061	18.4%
Asia Pacific	682	459	48.6%
Latin America	374	348	7.5%
Total	$3,881	$3,377	14.9%
Net sales increased $504 million due to the following:
● Higher sales volumes (7%)
● Favorable foreign currency translation (3%)
● Acquisition-related sales (3%)
● Higher selling prices (2%)
For specific business results, see the Performance of Reportable Business Segments section within Item 2 of this Form 10-Q.
Cost of Sales, exclusive of depreciation and amortization

	Three Months Ended March 31		Percent Change
($ in millions, except percentages)	2021	2020	2021 vs. 2020
Cost of sales, exclusive of depreciation and amortization	$2,232	$1,908	17.0%
Cost of sales as a percentage of net sales	57.5%	56.5%	1.0%
Cost of sales, exclusive of depreciation and amortization, increased $324 million primarily due to the following:
● Higher sales volumes
● Cost of sales attributable to acquired businesses
● Unfavorable foreign currency translation
● Raw material inflation
Selling, general and administrative expenses

	Three Months Ended March 31		Percent Change
($ in millions, except percentages)	2021	2020	2021 vs. 2020
Selling, general and administrative expenses (SG&A)	$891	$905	(1.5)%
Selling, general and administrative expenses as a percentage of net sales	23.0%	26.8%	(3.8)%
SG&A expense decreased $14 million primarily due to the following:
● Cost savings initiatives, including restructuring actions

Other costs and other income

	Three Months Ended March 31		Percent Change
($ in millions, except percentages)	2021	2020	2021 vs. 2020
Interest expense, net of Interest income	$24	$23	4.3%
Other charges	$17	$10	70.0%
Other income	($13)	($18)	(27.8)%
Other charges
Other charges for the three months ended March 31, 2021 includes a decline in fair value of certain marketable equity securities.
Other income
Other income was lower in the three months ended March 31, 2021 compared to prior year primarily due to slightly lower equity earnings compared to prior year.
Effective tax rate and earnings per diluted share

	Three Months Ended March 31		Percent Change
($ in millions, except percentages)	2021	2020	2021 vs. 2020
Income tax expense	$114	$71	60.6%
Effective tax rate	22.8%	22.3%	0.5%
Adjusted effective tax rate, continuing operations*	23.1%	22.4%	0.7%

Earnings per diluted share, continuing operations	$1.58	$1.02	54.9%
Adjusted earnings per diluted share*	$1.88	$1.31	43.5%
*See Regulation G Reconciliation below
The effective tax rate for the three months ended March 31, 2021 and 2020 reflects the impact of certain discrete tax items for the quarter. The Company expects that its second quarter 2021 effective tax rate will be between 23% and 24%, including potential favorable discrete tax items.
Adjusted earnings per diluted share for the three months ended March 31, 2021 increased year-over-year primarily due to higher sales volumes.
Regulation G Reconciliations - Results from Operations
PPG believes investors' understanding of the Company’s performance is enhanced by the disclosure of net income from continuing operations, earnings per diluted share from continuing operations, PPG's effective tax rate and segment income adjusted for certain items. PPG’s management considers this information useful in providing insight into the Company’s ongoing performance because it excludes the impact of items that cannot reasonably be expected to recur on a quarterly basis or that are not attributable to our primary operations. Net income from continuing operations, earnings per diluted share from continuing operations, the effective tax rate and segment income adjusted for these items are not recognized financial measures determined in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") and should not be considered a substitute for net income from continuing operations, earnings per diluted share from continuing operations, the effective tax rate, segment income or other financial measures as computed in accordance with U.S. GAAP. In addition, adjusted net income, adjusted earnings per diluted share, the adjusted effective tax rate and segment income may not be comparable to similarly titled measures as reported by other companies.

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

	Three Months Ended March 31, 2021
($ in millions, except percentages and per share amounts)	Income Before Income Taxes	Tax Expense	Effective Tax Rate	Net income (attributable to PPG)	Earnings per diluted share(a)
As reported, continuing operations	$499	$114	22.8%	$378	$1.58
Adjusted for:
Acquisition-related amortization expense	39	10	25.2%	29	0.12
Acquisition-related costs	24	5	23.5%	19	0.08
Environmental remediation charges	16	4	24.3%	12	0.05
Expenses incurred due to natural disasters (b)	12	3	24.3%	9	0.04
Business restructuring-related costs, net (c)	4	1	25.0%	3	0.01
Adjusted, continuing operations, excluding certain items	$594	$137	23.1%	$450	$1.88

	Three Months Ended March 31, 2020
($ in millions, except percentages and per share amounts)	Income Before Income Taxes	Tax Expense	Effective Tax Rate	Net income (attributable to PPG)	Earnings per diluted share(a)
As reported, continuing operations	$319	$71	22.3%	$243	$1.02
Adjusted for:
Acquisition-related amortization expense	36	8	22.3%	28	0.12
Increase in allowance for doubtful accounts related to COVID-19	30	7	23.2%	23	0.10
Business restructuring-related costs, net (c)	13	3	22.4%	10	0.04
Environmental remediation charges, net	8	2	24.3%	6	0.03
Adjusted, continuing operations, excluding certain items	$406	$91	22.4%	$310	$1.31
(a)    Earnings per diluted share is calculated based on unrounded numbers. Figures in the table may not recalculate due to rounding.
(b)    In the second half of 2020, Hurricanes Laura and Delta damaged a southern U.S. factory supporting the Company's specialty coatings and materials business. In the first quarter of 2021, a winter storm further damaged that factory as well as other Company factories in the southern U.S. Incremental expenses incurred in the first quarter of 2021 due to these storms included costs related to maintenance and repairs of damaged property, freight and utility premiums and other incremental expenses directly related to the impacted areas. These incremental expenses largely related to the Company's specialty coatings and materials business.
(c)    Included in business restructuring-related costs, net are business restructuring charges, accelerated depreciation of certain assets and other related costs, offset by releases related to previously approved programs.
Performance of Reportable Business Segments
Performance Coatings

	Three Months Ended March 31		$ Change	% Change
($ in millions, except per share amounts)	2021	2020	2021 vs. 2020	2021 vs. 2020
Net sales	$2,319	$2,008	$311	15.5%
Segment income	$386	$272	$114	41.9%
Amortization expense	$29	$26	$3	11.5%
Segment income, excluding amortization expense	$415	$298	$117	39.3%
Performance Coatings net sales increased due to the following:
● Higher sales volumes (5%)
● Acquisition-related sales (5%)
● Favorable foreign currency translation (3%)
● Higher selling prices (2%)

Architectural coatings - Americas and Asia Pacific net sales, excluding the impact of currency and acquisitions ("organic sales") increased by a high-single-digit percentage with differences by channel and region. Sales volume growth was strong in all regions. In Mexico, PPG Comex architectural coatings business organic sales increased by a high-single-digit percentage compared to the prior year as the concessionaire network sell-out of PPG products continued to be strong throughout the quarter.
Architectural coatings – EMEA organic sales increased by about 20%, driven by strong sales volume growth year-over-year in most countries. This performance was led by strong consumer demand for residential repaint and do-it-yourself ("DIY") products after many countries imposed additional, or stricter, stay-at-home mandates.
Sales volumes for automotive refinish coatings increased by a high-teen percentage compared to prior year, driven by continued demand improvement in the Asia Pacific region and some customer restocking in the U.S. region. In Europe, congestion and miles driven in major cities remained at lower levels. In the U.S., body shop activity modestly improved during the first quarter.
Aerospace coatings sales volumes decreased nearly 30% year-over-year, slightly better than year-over-year levels experienced in the fourth quarter, as sharp declines continued in commercial OEM and after-market demand due to lower airline activity. Net sales benefited from consistent military demand year-over-year.
Sales volumes in the protective and marine coatings business were higher by a low-single-digit percentage driven by strong demand in the Asia Pacific region.
The first quarter was the first full quarter for the traffic solutions business after the closing of the Ennis-Flint acquisition in December 2020.
Segment income increased $114 million year-over-year due to higher selling prices, the earnings impact of higher sales volumes, the execution of cost-mitigation actions and restructuring savings, partially offset by raw material cost inflation.
Looking Ahead
Looking ahead for the Performance Coatings segment, raw material cost inflation is expected to be higher in the second quarter compared to the first quarter. Further selling price increases have been secured or are in progress during the quarter. Second quarter year-over-year sales growth will be aided by easier sales comparisons in most businesses due to the pandemic’s impact on demand last year. Supply disruptions have caused some challenges with certain raw material availability, which we expect will have a modest impact on sales activity during the quarter, particularly impacting the architectural coatings businesses. Finally, foreign currency translation is expected to have a favorable impact on segment sales and earnings of about $100 million and approximately $15 million, respectively, based on recent exchange rates.
Industrial Coatings

	Three Months Ended March 31		$ Change	% Change
($ in millions, except per share amounts)	2021	2020	2021 vs. 2020	2021 vs. 2020
Net sales	$1,562	$1,369	$193	14.1%
Segment income	$245	$181	$64	35.4%
Amortization expense	$10	$10	$—	—%
Segment income, excluding amortization expense	$255	$191	$64	33.5%
Industrial Coatings segment net sales increased due to the following:
● Higher sales volumes (10%)
● Favorable foreign currency translation (3%)
● Higher selling prices (1%)
Automotive OEM coatings sales volumes increased by a low-teen percentage year-over-year, driven by strong year-over-year retail sales in China. In the U.S., automotive retail dealer inventories decreased to historically low levels as consumer demand remained robust while production levels were constrained due to a shortage of computer chips.
For the industrial coatings business, sales volumes increased by a low-teen percentage year-over-year as global industrial production continued to improve compared to the start of the pandemic. Electronic materials, heavy duty equipment and cookware had strong year-over-year growth.

Packaging coatings organic sales increased by a low-teen percentage year-over-year due to sales volume growth in the Asia-Pacific region, Europe, and Latin America, with strong growth across the beverage and canned food segments.
Segment income increased $64 million year-over-year due to the earnings impact of higher sales volumes, the execution of cost-mitigation actions and restructuring savings, and higher selling prices, partially offset by raw material cost inflation.
Looking ahead
Looking ahead for the Industrial Coatings segment, sales volumes are expected to be significantly higher than the prior-year second quarter, due to considerably lower global industrial activity during the second quarter of 2020 stemming from the pandemic. The Company has been actively working with customers to secure selling price increases in all businesses. Due to the rapid increase in raw material costs, the second quarter will likely have an unfavorable net impact from higher raw material and logistics costs offsetting selling price increases. Finally, foreign currency translation is expected to have a favorable impact on segment sales and earnings of about $30 million and $5 million, respectively, based on recent exchange rates.
Liquidity and Capital Resources
PPG had cash and short-term investments totaling $1.9 billion at both March 31, 2021 and December 31, 2020.
Cash used for operating activities from continuing operations for the three months ended March 31, 2021 and 2020 was $23 million and $159 million, respectively. Operating cash flow increased primarily due to higher net income, partially offset by unfavorable changes in working capital in the first quarter 2021 compared to the prior year.
Other uses of cash during the three months ended March 31, 2021 included:
•Capital expenditures, excluding acquisitions, of $80 million.
•Business acquisition cash spending (net of cash acquired) of $356 million.
•Cash dividends paid of $128 million.
In March 2021, PPG completed a public offering of $700 million aggregate principal amount of 1.200% notes due 2026. These notes were issued pursuant to PPG’s existing shelf registration statement and pursuant to the Indenture between the Company and the Bank of New York Mellon Trust Company, N.A., as trustee, as supplemented (the "Indenture"). The Indenture governing these notes contains covenants that limit the Company’s ability to, among other things, incur certain liens securing indebtedness, engage in certain sale-leaseback transactions, and enter into certain consolidations, mergers, conveyances, transfers or leases of all or substantially all the Company’s assets. The terms of these notes also require the Company to make an offer to repurchase the notes upon a Change of Control Triggering Event (as defined in the Indenture) at a price equal to 101% of their principal amount plus accrued and unpaid interest. The Company may issue additional debt from time to time pursuant to the Indenture. The aggregate cash proceeds from the notes, net of discounts and fees, was $692 million.
In February 2021, PPG entered into a $2.0 billion Term Loan Credit Agreement (the "Term Loan Credit Agreement"). The Term Loan Credit Agreement provides the Company with the ability to borrow up to an aggregate principal amount of $2.0 billion on an unsecured basis. The Company may borrow term loans under the Term Loan Credit Agreement to finance cash consideration for the Company’s pending acquisition of up to all of the equity interests of Tikkurila, and to pay fees, costs and expenses related thereto. Following the Closing Date and from time to time prior to December 31, 2021, the Company may make up to eleven additional borrowings of term loans under the Term Loan Credit Agreement, which may be used for working capital and general corporate purposes. The Term Loan Credit Agreement contains covenants that are usual and customary restrictive covenants for facilities of its type, which include, with specified exceptions, limitations on the Company’s ability to create liens or other encumbrances, to enter into sale and leaseback transactions and to enter into consolidations, mergers or transfers of all or substantially all of its assets. The Term Loan Credit Agreement matures and all outstanding borrowings are due and payable on the third anniversary of the date of the initial borrowing under the Agreement. There were no amounts outstanding under the Term Loan Credit Agreement as of March 31, 2021.
In April 2020, PPG entered into a $1.5 billion 364-Day Term Loan Credit Agreement (the “Term Loan”). The Term Loan contains covenants that are consistent with those in the Credit Agreement discussed below and that are usual and customary restrictive covenants for facilities of its type, which include, with specified exceptions, limitations on the Company’s ability to create liens or other encumbrances, to enter into sale and leaseback transactions and to enter into consolidations, mergers or transfers of all or substantially all of its assets. In 2020, PPG repaid $1.1 billion of the Term Loan using cash on hand. In the first quarter 2021, PPG repaid the remaining $400 million of the Term Loan using cash on hand.
In August 2019, PPG amended and restated its five-year credit agreement (the “Credit Agreement”) with several banks and financial institutions. The Credit Agreement provides for a $2.2 billion unsecured revolving credit facility. The Company has the ability to increase the size of the Credit Agreement by up to an additional $750 million, subject to the receipt of lender commitments and other conditions precedent. The Credit Agreement will terminate on August 30, 2024. The Company has the right, subject to certain conditions set forth in the Credit Agreement, to designate certain subsidiaries of the Company as borrowers under the Credit Agreement. In connection with any such designation, the Company is required to guarantee the obligations of any such subsidiaries under the Credit Agreement. In March 2020, PPG borrowed $800 million under the Credit Agreement and repaid that amount in full in April 2020. There were no amounts outstanding under the credit agreement as of March 31, 2021 and December 31, 2020.
The Term Loan Credit Agreement and Credit Agreement require the Company to maintain a ratio of Total Indebtedness to Total Capitalization, as defined in the Term Loan Credit Agreement and Credit Agreement, of 60% or less; provided, that for any fiscal quarter in which the Company has made an acquisition for consideration in excess of $1 billion and for the next five fiscal quarters thereafter, the ratio of Total Indebtedness to Total Capitalization may not exceed 65% at any time. As of March 31, 2021, Total Indebtedness to Total Capitalization as defined under the Credit Agreement and Term Loan Credit Agreement was 48%.
The Credit Agreement also supports the Company’s commercial paper borrowings which are classified as long-term based on PPG’s intent and ability to refinance these borrowings on a long-term basis. Commercial paper borrowings of $550 million and $250 million were outstanding as of March 31, 2021 and December 31, 2020, respectively.
Total capital spending in 2021 is expected to be approximately $450 million, reflecting a return to pre-pandemic levels of spending in support of future organic growth opportunities. PPG expects to make mandatory contributions to its non-U.S. pension plans in the range of $10 million to $15 million during the remaining nine months of 2021. PPG may make voluntary contributions to its defined benefit pension plans in 2021 and beyond.
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

($ in millions, except percentages)	March 31, 2021	December 31, 2020	March 31, 2020
Trade receivables, net	$2,706	$2,412	$2,436
Inventories, FIFO	2,027	1,845	1,979
Trade creditors’ liabilities	2,441	2,259	2,141
Operating working capital	$2,292	$1,998	$2,274
Operating working capital as a % of Sales	14.8%	13.3%	16.8%
Days sales outstanding	57	54	60
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

Environmental

	Three Months Ended March 31
($ in millions)	2021	2020
Cash outlays for environmental remediation activities	$9	$25

($ in millions)	Remainder of 2021	Annually 2022 - 2025
Projected future cash outlays for environmental remediation activities	$70 - $90	$20 - $50

Restructuring
In June 2020, PPG initiated a $176 million restructuring program. The program addresses weakened global economic conditions stemming from the COVID-19 pandemic and related pace of recovery in a few end-use markets along with further opportunities to optimize supply chain and functional costs. The plan includes a voluntary separation program that was offered in the U.S. and Canada. PPG recognized $45 million of savings from this program in 2020. We expect to achieve annualized cost savings from the 2020 program of $160 to $170 million by the expected completion date in 2021.
As a result of the COVID-19 pandemic, the Company expects delays in the timing of certain previously recorded restructuring actions. Program completion dates may differ from the originally targeted timeline, as noted below.
In June 2019, PPG initiated a $184 million restructuring program. This program is a result of a comprehensive internal operational assessment to identify further opportunities to improve the profitability of the overall business portfolio. PPG recognized $60 million of savings from this program in 2020. The 2019 program is expected to achieve approximately $125 million of annualized cost savings by the expected completion date in 2022.
In April 2018, PPG initiated an $83 million global restructuring program. The program is largely centered around the change in customer assortment related to the U.S. architectural coatings DIY business. PPG recognized $10 million of savings from this program in 2020. We expect to achieve annualized cost savings from the 2018 program of $85 million once fully implemented in 2021.
Aggregate restructuring savings related to the 2020, 2019 and 2018 programs was approximately $35 million in the first quarter of 2021. Total restructuring savings are expected to be at least $120 million in 2021. In addition, the Company continues to review its cost structure to identify additional cost savings opportunities. See Note 6, “Business Restructuring,” to the accompanying condensed consolidated financial statements for further details on the Company's business restructuring programs.
Currency
Comparing spot exchange rates at December 31, 2020 and at March 31, 2021, the U.S. dollar strengthened against currencies of many countries within the regions PPG operates. As a result, consolidated net assets at March 31, 2021 decreased by $126 million compared to December 31, 2020 primarily driven by the Euro and the Mexican peso.
Comparing average exchange rates during the first three months of 2021 to those of the first three months of 2020, the U.S. dollar weakened against currencies of most countries within the EMEA and Asia Pacific regions PPG operates. This had a favorable impact on Income before income taxes for the three months ended March 31, 2021 of $13 million from the translation of these foreign earnings into U.S. dollars.
New Accounting Standards
See Note 2, “New Accounting Standards,” to the accompanying condensed consolidated financial statements for further details on recently issued accounting guidance.
Commitments and Contingent Liabilities, including Environmental Matters
PPG is involved in a number of lawsuits and claims, both actual and potential, including some that it has asserted against others, in which substantial monetary damages are sought. See Part II, Item 1, “Legal Proceedings” of this Form 10-Q and Note 14, “Commitments and Contingent Liabilities” to the accompanying condensed consolidated financial statements for a description of certain of these lawsuits.
As discussed in Part II, Item 1 and Note 14, although the result of any future litigation of such lawsuits and claims is inherently unpredictable, management believes that, in the aggregate, the outcome of all lawsuits and claims involving PPG, including asbestos-related claims, will not have a material effect on PPG's consolidated financial position or liquidity; however, any such outcome may be material to the results of operations of any particular period in which costs, if any, are recognized.
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
Many factors could cause actual results to differ materially from the Company’s forward-looking statements. Such factors include statements related to the expected effects on our business of the COVID-19 pandemic and the pace of recovery from the pandemic, global economic conditions, increasing price and product competition by foreign and domestic competitors, fluctuations in cost and availability of raw materials, the ability to achieve selling price increases, the ability to recover margins, customer inventory levels, our ability to maintain favorable supplier relationships and arrangements, the timing of and the realization of anticipated cost savings from restructuring initiatives, the ability to identify additional cost savings opportunities, the timing and expected benefits of our acquisitions, difficulties in integrating acquired businesses and achieving expected synergies therefrom, economic and political conditions in the markets we serve, the ability to penetrate existing, developing and emerging foreign and domestic markets, foreign exchange rates and fluctuations in such rates, fluctuations in tax rates, the impact of future legislation, the impact of environmental regulations, unexpected business disruptions, the effectiveness of our internal control over financial reporting, the results of governmental investigations, and the unpredictability of existing and possible future litigation. However, it is not possible to predict or identify all such factors.
Consequently, while the list of factors presented here, in the 2020 Form 10-K under Item 1A and in this Form 10-Q under Item 1A is considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements.
Consequences of material differences in the results compared with those anticipated in the forward-looking statements could include, among other things, lower sales or income, business disruption, operational problems, financial loss, legal liability to third parties, other factors set forth in Item 1A of the 2020 Form 10-K and in Item 1A of this Form 10-Q and similar risks, any of which could have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Risk
At March 31, 2021 and December 31, 2020, PPG had non-U.S. dollar denominated borrowings outstanding of $2.4 billion. A weakening of the U.S. dollar by 10% against European currencies and by 20% against Asian and South American currencies would have resulted in unrealized translation losses on these borrowings of $265 million at March 31, 2021 and $273 million at December 31, 2020, respectively.

The fair values of foreign currency forward contracts outstanding at March 31, 2021 and December 31, 2020 were net assets of $9 million and $2 million, respectively. The potential reduction in PPG's Income before income taxes resulting from the impact of adverse changes in exchange rates on the fair value of its outstanding foreign currency hedge contracts of 10% for European and Canadian currencies and 20% for Asian and Latin American currencies for the three months ended March 31, 2021 was $277 million and $226 million for the year ended December 31, 2020.
PPG has U. S. dollar to euro cross currency swap contracts with a total notional amount of $875 million outstanding, resulting in a net asset of $19 million and a net liability of $8 million at March 31, 2021 and December 31, 2020, respectively. A 10% increase in the value of the euro to the U.S. dollar would have had an unfavorable effect on the fair value of these swap contracts by reducing the value of these instruments by $91 million and $95 million at March 31, 2021 and December 31, 2020, respectively.
Interest Rate Risk
The Company manages its interest rate risk of fixed and variable rates while attempting to minimize its interest costs. PPG has interest rate swaps which converted $525 million of fixed rate debt to variable rate debt. The fair values of these contracts were assets of $44 million and $67 million as of March 31, 2021 and December 31, 2020, respectively. An increase in variable interest rates of 10% would lower the fair values of these swaps and increase interest expense by $1 million for both periods ended March 31, 2021 and December 31, 2020. A 10% increase in interest rates in the U.S., Canada, Mexico and Europe and a 20% increase in interest rates in Asia and South America would have had an insignificant effect on PPG's variable rate debt obligations and interest expense for the periods ended March 31, 2021 and December 31, 2020. Further a 10% reduction in interest rates would have increased the fair value of the Company's fixed rate debt by approximately $60 million and $48 million at March 31, 2021 and December 31, 2020, respectively; however, such changes would not have had an effect on PPG's income before income taxes or cash flows.
There were no other material changes in the Company’s exposure to market risk from December 31, 2020 to March 31, 2021. See Note 12, “Financial Instruments, Hedging Activities and Fair Value Measurements” for a description of our instruments subject to market risk.
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
On May 20, 2018, a putative securities class action lawsuit was filed in the U.S. District Court for the Central District of California against the Company and three of its current and former officers.  On September 21, 2018, an Amended Class Action Complaint was filed in the lawsuit. The Amended Complaint, captioned Trevor Mild v. PPG Industries, Inc., Michael H. McGarry, Vincent J. Morales, and Mark C. Kelly, asserted securities fraud claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of persons who purchased or otherwise acquired stock of the Company between January 19, 2017 and May 10, 2018. The allegations related to, among other things, allegedly false and misleading statements and/or failures to disclose information about the Company’s business, operations and prospects. The parties reached a settlement in principal on May 1, 2019.  On June 2, 2019, the plaintiff filed with the court a Petition for Preliminary Approval of the proposed settlement, including the proposed settlement amount of $25 million. On November 22, 2019, the court entered final judgment approving the settlement. PPG’s insurance carriers fully funded the settlement escrow account and the court-approved settlement payments to class members were fully distributed by the claims administrator as of March 31, 2021.
From the late 1880’s until the early 1970’s, PPG owned property located in Cadogan and North Buffalo Townships, Pennsylvania which was used for the disposal of solid waste from PPG’s former glass manufacturing facility in Ford City, Pennsylvania. In October 2018, the Pennsylvania Department of Environmental Protection (the “DEP”) approved PPG’s cleanup plan for the Cadogan Property. In April 2019, PPG and the DEP entered into a consent order and agreement (“CO&A”) which incorporated PPG’s approved cleanup plan and a draft final permit for the collection and discharge of seeps emanating from the former disposal area. The CO&A includes a civil penalty of $1.2 million for alleged past unauthorized discharges. PPG’s former disposal area is also the subject of a citizens’ suit filed by the Sierra Club and PennEnvironment seeking remedial measures beyond the measures specified in PPG’s approved cleanup plan, a civil penalty in addition to the penalty included in the CO&A and plaintiffs’ attorneys fees. PPG and the plaintiffs settled plaintiffs’ claims for injunctive relief and PPG agreed to enhancements to the DEP approved cleanup plan and a $250,000 donation to a Pennsylvania nonprofit organization. This settlement has been memorialized by an amendment to the CO&A which was appended to a Consent Agreement between PPG and the plaintiffs which has been entered by the federal Court. The remaining claims in the case for attorneys’ fees and a civil penalty are not affected by this settlement. PPG believes that the remaining claims are without merit and intends to defend itself against these claims vigorously.
For many years, PPG has been a defendant in lawsuits involving claims alleging personal injury from exposure to asbestos. For a description of asbestos litigation affecting the Company, see Note 14, “Commitments and Contingent Liabilities” to the accompanying condensed consolidated financial statements under Part I, Item 1 of this Form 10-Q.
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
Item 1A. Risk Factors
There were no material changes in the Company’s risk factors from the risks disclosed in the 2020 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
No shares were repurchased in the three months ended March 31, 2021 under the current $2.5 billion share repurchase program approved in December 2017. The maximum number of shares that may yet be purchased under this program is 10,051,620 shares as of March 31, 2021. This repurchase program has no expiration date.

Item 6. Exhibits
See the Index to Exhibits on page 35.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Index to Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q.

10.1
Term Loan Credit Agreement among PPG Industries, Inc., the lenders parties thereto, BNP Paribas, as administrative agent, PNC Bank, National Association as syndication agent and BNP Paribas Securities Corp. and PNC Capital Markets LLC as co-lead arrangers and co-bookrunners was filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 23, 2021.

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
**Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL: (i) the Condensed Consolidated Statement of Income for the three months ended March 31, 2021 and 2020, (ii) the Condensed Consolidated Balance Sheet at March 31, 2021 and December 31, 2020, (iii) the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2021 and 2020, and (iv) Notes to Condensed Consolidated Financial Statements for the three months ended March 31, 2021.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PPG INDUSTRIES, INC.
(Registrant)

Date:	April 16, 2021	By:	/s/ Vincent J. Morales
Vincent J. Morales
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

		By:	/s/ William E. Schaupp
William E. Schaupp
Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)