Form 10-Q
period 2021-09-30
PPG INDUSTRIES INC
filed 2021-10-21
CIK 79879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
  –––––––––––––––––––––––––––––––––––––––––––––––––
FORM 10-Q
  –––––––––––––––––––––––––––––––––––––––––––––––––
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☑
As of September 30, 2021, 237,400,853 shares of the Registrant’s common stock, par value $1.66 2/3 per share, were outstanding.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Income (Unaudited)
($ in millions, except per share amounts)

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
Net sales	$4,372	$3,685	$12,612	$10,077
Cost of sales, exclusive of depreciation and amortization	2,733	2,026	7,594	5,637
Selling, general and administrative	950	836	2,796	2,507
Depreciation	100	96	286	280
Amortization	46	36	126	104
Research and development, net	114	92	323	279
Interest expense	30	34	91	107
Interest income	(7)	(4)	(19)	(18)
Impairment charge	21	—	21	—
Business restructuring, net	—	—	(21)	172
Other charges	—	21	28	45
Other income	(56)	(24)	(146)	(53)
Income before income taxes	$441	$572	$1,533	$1,017
Income tax expense	96	124	370	224
Income from continuing operations	$345	$448	$1,163	$793
Income from discontinued operations, net of tax	—	—	—	3
Net income attributable to controlling and noncontrolling interests	$345	$448	$1,163	$796
Net income attributable to noncontrolling interests	(1)	(6)	(10)	(9)
Net income (attributable to PPG)	$344	$442	$1,153	$787
Amounts attributable to PPG:
Income from continuing operations, net of tax	$344	$442	$1,153	$784
Income from discontinued operations, net of tax	—	—	—	3
Net income (attributable to PPG)	$344	$442	$1,153	$787

Earnings per common share:
Income from continuing operations, net of tax	$1.45	$1.87	$4.85	$3.32
Income from discontinued operations, net of tax	—	—	—	0.01
Earnings per common share (attributable to PPG)	$1.45	$1.87	$4.85	$3.33

Earnings per common share – assuming dilution:
Income from continuing operations, net of tax	$1.43	$1.86	$4.81	$3.30
Income from discontinued operations, net of tax	—	—	—	0.01
Earnings per common share (attributable to PPG) - assuming dilution	$1.43	$1.86	$4.81	$3.31
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

Condensed Consolidated Statement of Comprehensive Income (Unaudited)
($ in millions)

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
Net income attributable to the controlling and noncontrolling interests	$345	$448	$1,163	$796
Other comprehensive (loss)/income, net of tax:
Defined benefit pension and other postretirement benefits	6	3	(1)	9
Unrealized foreign currency translation adjustments	(215)	136	(276)	(453)
Other comprehensive (loss)/income, net of tax	($209)	$139	($277)	($444)
Total comprehensive income	$136	$587	$886	$352
Less: amounts attributable to noncontrolling interests:
Net income	(1)	(6)	(10)	(9)
Unrealized foreign currency translation adjustments	2	(2)	5	6
Comprehensive income attributable to PPG	$137	$579	$881	$349
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheet (Unaudited)
($ in millions)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$1,216	$1,826
Short-term investments	88	96
Receivables, net	3,382	2,726
Inventories	2,249	1,735
Other current assets	365	415
Total current assets	$7,300	$6,798
Property, plant and equipment (net of accumulated depreciation of $4,517 and $4,349)	3,350	3,127
Goodwill	6,206	5,102
Identifiable intangible assets, net	2,842	2,351
Deferred income taxes	311	379
Investments	272	267
Operating lease right-of-use assets	906	847
Other assets	696	685
Total	$21,883	$19,556
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$4,378	$3,792
Restructuring reserves	187	281
Short-term debt and current portion of long-term debt	704	578
Current portion of operating lease liabilities	194	180
Total current liabilities	$5,463	$4,831
Long-term debt	6,092	5,171
Operating lease liabilities	709	677
Accrued pensions	933	945
Other postretirement benefits	718	733
Deferred income taxes	642	435
Other liabilities	916	949
Total liabilities	$15,473	$13,741
Commitments and contingent liabilities (Note 14)
Shareholders’ equity:
Common stock	$969	$969
Additional paid-in capital	1,065	1,008
Retained earnings	20,226	19,469
Treasury stock, at cost	(13,136)	(13,158)
Accumulated other comprehensive loss	(2,871)	(2,599)
Total PPG shareholders’ equity	$6,253	$5,689
Noncontrolling interests	157	126
Total shareholders’ equity	$6,410	$5,815
Total	$21,883	$19,556
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders' Equity (Unaudited)
($ in millions)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss)/Income	Total PPG	Non-controlling Interests	Total
January 1, 2021	$969	$1,008	$19,469	($13,158)	($2,599)	$5,689	$126	$5,815
Net income attributable to the controlling and noncontrolling interests	—	—	378	—	—	$378	7	$385
Other comprehensive loss, net of tax	—	—	—	—	(131)	($131)	(2)	($133)
Cash dividends	—	—	(128)	—	—	($128)	—	($128)
Issuance of treasury stock	—	25	—	10	—	$35	—	$35
Stock-based compensation activity	—	(4)	—	—	—	($4)	—	($4)
Reductions in noncontrolling interests	—	—	—	—	—	—	(1)	(1)
March 31, 2021	$969	$1,029	$19,719	($13,148)	($2,730)	$5,839	$130	$5,969
Net income attributable to the controlling and noncontrolling interests	—	—	431	—	—	$431	2	$433
Other comprehensive income/(loss), net of tax	—	—	—	—	66	$66	(1)	$65
Cash dividends	—	—	(128)	—	—	($128)	—	($128)
Issuance of treasury stock	—	17	—	10	—	$27	—	$27
Stock-based compensation activity	—	7	—	—	—	$7	—	$7
Dividends paid on subsidiary common stock to noncontrolling interests	—	—	—	—	—	—	(4)	($4)
Acquisition of noncontrolling interests (Note 3)	—	—	—	—	—	—	53	$53
Reductions in noncontrolling interests	—	—	—	—	—	—	(11)	($11)
June 30, 2021	$969	$1,053	$20,022	($13,138)	($2,664)	$6,242	$169	$6,411
Net income attributable to the controlling and noncontrolling interests	—	—	344	—	—	$344	1	$345
Other comprehensive loss, net of tax	—	—	—	—	(207)	($207)	(2)	($209)
Cash dividends	—	—	(140)	—	—	($140)	—	($140)
Issuance of treasury stock	—	3	—	2	—	$5	—	$5
Stock-based compensation activity	—	9	—	—	—	$9	—	$9
Dividends paid on subsidiary common stock to noncontrolling interests	—	—	—	—	—	—	(1)	($1)
Reductions in noncontrolling interests	—	—	—	—	—	—	(10)	($10)
September 30, 2021	$969	$1,065	$20,226	($13,136)	($2,871)	$6,253	$157	$6,410

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss)/Income	Total PPG	Non-controlling Interests	Total
January 1, 2020	$969	$950	$18,906	($13,191)	($2,350)	$5,284	$119	$5,403
Net income attributable to the controlling and noncontrolling interests	—	—	243	—	—	$243	5	$248
Other comprehensive loss, net of tax	—	—	—	—	(692)	($692)	(10)	($702)
Cash dividends	—	—	(120)	—	—	($120)	—	($120)
Issuance of treasury stock	—	12	—	4	—	$16	—	$16
Stock-based compensation activity	—	(8)	—	—	—	($8)	—	($8)
March 31, 2020	$969	$954	$19,029	($13,187)	($3,042)	$4,723	$114	$4,837
Net income attributable to the controlling and noncontrolling interests	—	—	102	—	—	$102	(2)	$100
Other comprehensive income, net of tax	—	—	—	—	117	$117	2	$119
Cash dividends	—	—	(121)	—	—	($121)	—	($121)
Issuance of treasury stock	—	2	—	3	—	$5	—	$5
Stock-based compensation activity	—	6	—	—	—	$6	—	$6
Dividends paid on subsidiary common stock to noncontrolling interests	—	—	—	—	—	—	(3)	($3)
Reductions in noncontrolling interests	—	—	—	—	—	—	(5)	($5)
June 30, 2020	$969	$962	$19,010	($13,184)	($2,925)	$4,832	$106	$4,938
Net income attributable to the controlling and noncontrolling interests	—	—	442	—	—	$442	6	$448
Other comprehensive income, net of tax	—	—	—	—	137	$137	2	$139
Cash dividends	—	—	(127)	—	—	($127)	—	($127)
Issuance of treasury stock	—	10	—	8	—	$18	—	$18
Stock-based compensation activity	—	8	—	—	—	$8	—	$8
Dividends paid on subsidiary common stock to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Reductions in noncontrolling interests	—	—	—	—	—	—	1	1
September 30, 2020	$969	$980	$19,325	($13,176)	($2,788)	$5,310	$114	$5,424
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows (Unaudited)

	Nine Months Ended September 30
($ in millions)	2021	2020
Operating activities:
Net income attributable to controlling and noncontrolling interests	$1,163	$796
Less: Income from discontinued operations	—	(3)
Income from continuing operations	1,163	793
Adjustments to reconcile net income to cash from operations:
Depreciation and amortization	412	384
Pension (income) expense	(27)	29
Debt extinguishment charge	—	7
Environmental remediation charges	26	12
Business restructuring, net	(21)	172
Impairment charge	21	—
Stock-based compensation expense	39	29
Gain from sale of production facility	(34)	—
Equity affiliate income, net of dividends	(6)	2
Deferred income taxes	58	4
Cash contributions to pension plans	(3)	(7)
Cash used for restructuring actions	(60)	(98)
Change in certain asset and liability accounts (net of acquisitions):
Receivables	(376)	(63)
Inventories	(334)	36
Other current assets	24	26
Accounts payable and accrued liabilities	423	(23)
Taxes and interest payable	(52)	(72)
Noncurrent assets and liabilities, net	(74)	19
Other	(73)	(87)
Cash from operating activities - continuing operations	$1,106	$1,163
Cash from operating activities - discontinued operations	—	1
Cash from for operating activities	$1,106	$1,164
Investing activities:
Capital expenditures	(220)	(170)
Business acquisitions, net of cash balances acquired	(2,137)	(45)
Proceeds from sale of production facility	47	—
Payments for the settlement of cross currency swap contracts	(4)	(5)
Proceeds from the settlement of cross currency swap contracts	15	21
Other	23	8
Cash used for investing activities	($2,276)	($191)
Financing activities:
Net change in borrowing with maturities of three months or less	—	(7)
Proceeds from Term Loan Credit Agreement, net of fees	699	—
Proceeds on commercial paper and short-term debt, net of payments	375	1,397
Repayment of term loan	(400)	(1,000)
Proceeds from revolving credit facility	—	800
Repayment of revolving credit facility	—	(800)
Proceeds from the issuance of debt, net of discounts and fees	692	415
Repayment of long-term debt	(173)	(503)
Repayment of acquired debt	(207)	(12)
Issuance of treasury stock	46	23
Dividends paid on PPG common stock	(396)	(368)
Payments related to tax withholding on stock-based compensation awards	(18)	(11)
Other	(12)	(39)
Cash from financing activities	$606	($105)
Effect of currency exchange rate changes on cash and cash equivalents	(46)	(76)
Net (decrease)/increase in cash and cash equivalents	($610)	$792
Cash and cash equivalents, beginning of period	1,826	1,216
Cash and cash equivalents, end of period	$1,216	$2,008

Supplemental disclosures of cash flow information:
Interest paid, net of amount capitalized	$110	$121
Taxes paid, net of refunds	$376	$293
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.Basis of Presentation
The condensed consolidated financial statements included herein are unaudited and have been prepared following the requirements of the Securities and Exchange Commission (the "SEC") and accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim reporting. Under these rules, certain footnotes and other financial information that are normally required for annual financial statements can be condensed or omitted. These statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position and shareholders' equity of PPG as of September 30, 2021 and the results of its operations and cash flows for the three and nine months ended September 30, 2021 and 2020. All intercompany balances and transactions have been eliminated. Material subsequent events are evaluated through the report issuance date and disclosed where applicable. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in PPG's 2020 Annual Report on Form 10-K (the "2020 Form 10-K").
Net sales, expenses, assets and liabilities can vary during each quarter of the year. Accordingly, the results of operations for the three and nine months ended September 30, 2021 and the trends in these unaudited condensed consolidated financial statements may not necessarily be indicative of the results to be expected for the full year.
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
Tikkurila
On June 10, 2021, PPG completed its tender offer for all of the outstanding shares of Tikkurila Ojy ("Tikkurila"). Tikkurila is a leading Nordic producer and distributor of decorative paint and coatings, including an industrial paint business that produces paints and coatings for the wood and metal industries, among others.

As of September 30, 2021, PPG had purchased approximately 97.9% of Tikkurila's issued and outstanding shares. All remaining outstanding shares will be acquired through a squeeze out process. As of March 31, 2021, PPG owned 9.32% of the outstanding shares. As of September 30, 2021, the minority interest is classified as Noncontrolling interests on the condensed consolidated balance sheet. The company paid an aggregate purchase price of $1.7 billion, net of cash acquired. The purchase price was allocated based on information available at the acquisition date and is subject to customary post-closing adjustments. The estimated fair value of assets acquired and liabilities assumed as reflected in the preliminary purchase price allocation included goodwill and identifiable intangible assets of $1.1 billion and $601 million, respectively. The acquired identifiable intangible assets consist of indefinite-lived trademarks of $405 million and other intangible assets with finite lives of $196 million, which consist primarily of customer relationships, trade names, and acquired technology, subject to amortization over a weighted average period of 15 years. The fair values assigned to assets acquired and liabilities assumed are based on management's best estimates and assumptions as of the reporting date and are considered preliminary pending finalization of the valuation of deferred tax assets, tax liabilities, and payroll tax liabilities. See Note 5 “Goodwill and Other Identifiable Intangible Assets” for additional information.
The results of this business since the date of acquisition have been reported within two operating segments: the architectural coatings – EMEA business and the industrial coatings business. The architectural coatings – EMEA business is included within the Performance Coatings reportable business segment and the industrial coatings business is included within the Industrial Coatings reportable business segment.
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
Divestitures
In December 2020, PPG committed to a plan to sell certain entities in smaller, non-strategic countries. The planned sale is expected to occur in 2021. In the third quarter 2021, an incremental impairment charge of $21 million was recorded in the condensed consolidated statement of income, representing the excess net book value of the net assets over the anticipated sales proceeds less costs to sell these entities. The assets and liabilities of these entities are reported as held for sale in Other current assets and Accounts payable and accrued liabilities, respectively, on the accompanying condensed consolidated balance sheet as of September 30, 2021 and December 31, 2020. The results of these entities are reported within the Performance Coatings reportable business segment.
The major classes of assets and liabilities of these entities included in the PPG consolidated balance sheet are as as follows:

($ in millions)	September 30, 2021	December 31, 2020
Cash and cash equivalents	$14	$20
Receivables	—	5
Inventories	—	5
Assets held for sale	$14	$30
Accounts payable and accrued liabilities	$14	$14
Operating lease liabilities	6	6
Deferred income taxes	3	3
Other liabilities	1	1
Liabilities held for sale	$24	$24

4.Inventories

($ in millions)	September 30, 2021	December 31, 2020
Finished products	$1,241	$1,021
Work in process	254	187
Raw materials	714	490
Supplies	40	37
Total Inventories	$2,249	$1,735
Most U.S. inventories are valued using the last-in, first-out method. These inventories represented approximately 28% and 33% of total inventories at September 30, 2021 and December 31, 2020, respectively. If the first-in, first-out method of inventory valuation had been used, inventories would have been $153 million and $110 million higher as of September 30, 2021 and December 31, 2020, respectively.
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
Although it was determined that a triggering event had not occurred as of September 30, 2021, the Company will continue to monitor the impacts of the COVID-19 pandemic on the Company and significant changes in key assumptions that could result in future period impairment charges. The Company did not identify an indication of impairment for each of its reporting units and indefinite-lived intangible assets as of September 30, 2021.
The change in the carrying amount of goodwill attributable to each reportable segment for the nine months ended September 30, 2021 was as follows:

($ in millions)	Performance Coatings	Industrial Coatings	Total
January 1, 2021	$4,023	$1,079	$5,102
Acquisitions, including purchase accounting adjustments	1,156	135	1,291
Foreign currency impact	(156)	(31)	(187)
September 30, 2021	$5,023	$1,183	$6,206
A summary of the carrying value of the Company's identifiable intangible assets is as follows:

	September 30, 2021			December 31, 2020
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Indefinite-Lived Identifiable Intangible Assets
Trademarks	$1,454	N/A	$1,454	$1,101	N/A	$1,101
Definite-Lived Identifiable Intangible Assets
Acquired technology	$865	($607)	$258	$813	($585)	$228
Customer-related	1,968	(1,043)	925	1,849	(994)	855
Trade names	340	(140)	200	277	(129)	148
Other	51	(46)	5	64	(45)	19
Total Definite Lived Intangible Assets	$3,224	($1,836)	$1,388	$3,003	($1,753)	$1,250
Total Identifiable Intangible Assets	$4,678	($1,836)	$2,842	$4,104	($1,753)	$2,351
The Company’s identifiable intangible assets with definite lives are being amortized over their estimated useful lives.

As of September 30, 2021, estimated future amortization expense of identifiable intangible assets is as follows:

($ in millions)	Future Amortization Expense
Remaining three months of 2021	$45
2022	$180
2023	$170
2024	$155
2025	$145
2026	$130
Thereafter	$563
6. Business Restructuring
The Company records restructuring liabilities that represent charges incurred in connection with consolidations of certain operations, including operations from acquisitions, as well as headcount reduction programs. These charges consist primarily of severance costs and certain other cash costs. As a result of these programs, the Company will also incur incremental non-cash accelerated depreciation expense for certain assets due to their reduced expected asset life. These charges are not allocated to the Company’s reportable business segments. Refer to Note 17, "Reportable Business Segment Information" for additional information.
2020 Restructuring Program
In June 2020, the Company approved a business restructuring plan which included actions to reduce its global cost structure. The program addresses weakened global economic conditions stemming from the COVID-19 pandemic and related pace of recovery in a few end-use markets along with further opportunities to optimize supply chain and functional costs. The plan included a voluntary separation program that was offered in the U.S. and Canada. The majority of these restructuring actions are expected to be completed by the end of 2021 with the remainder of the actions expected to be completed in the first half of 2022.
2019 and 2018 Restructuring Programs
In June 2019, the Company approved a business restructuring plan which included actions to reduce its global cost structure. The program is the result of a comprehensive internal operational assessment to identify further opportunities to improve the profitability of the overall business portfolio. This program includes further manufacturing optimization; targeted pruning of low-profit business in certain regions; exiting certain smaller product lines that are not meeting profitability objectives; reorganization of certain business unit cost structures based on the current economic climate; and certain redundancy actions related to recent acquisitions. The majority of these restructuring actions are expected to be completed by the end of 2021 with the remainder of the actions expected to be completed in the first half of 2022.
In April 2018, the Company approved a business restructuring plan which included actions to reduce its global cost structure. The program was in response to the impacts of customer assortment changes in our U.S. architectural coatings business during the first quarter 2018 and sustained, elevated raw material inflation. The program aims to further right-size employee headcount and production capacity in certain businesses based on product demand, as well as reductions in various global functional and administrative costs. The majority of these restructuring actions are complete with the remainder of the actions expected to be completed by the end of 2021.
The following table summarizes the reserve activity for the nine months ended September 30, 2021 and 2020:

	Total Reserve
($ in millions)	2021	2020
January 1	$293	$224
Approved restructuring actions	2	198
Release of prior reserves and other adjustments (a)	(23)	(26)
Cash payments	(60)	(98)
Foreign currency impact	(14)	10
September 30	$198	$308
(a)Releases of $23 million and $26 million were recorded in the nine months ended September 30, 2021 and 2020, respectively, to reflect the current estimate of the costs to complete these actions.

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
In March 2021, PPG completed a public offering of $700 million aggregate principal amount of 1.200% notes due 2026. These notes were issued pursuant to PPG’s existing shelf registration statement and pursuant to the Indenture between the Company and the Bank of New York Mellon Trust Company, N.A., as trustee, as supplemented (the "2021 Indenture"). The 2021 Indenture governing these notes contains covenants that limit the Company’s ability to, among other things, incur certain liens securing indebtedness, engage in certain sale-leaseback transactions, and enter into certain consolidations, mergers, conveyances, transfers or leases of all or substantially all the Company’s assets. The terms of these notes also require the Company to make an offer to repurchase the notes upon a Change of Control Triggering Event (as defined in the 2021 Indenture) at a price equal to 101% of their principal amount plus accrued and unpaid interest. The Company may issue additional debt from time to time pursuant to the 2021 Indenture. The aggregate cash proceeds from the notes, net of discounts and fees, was $692 million.
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
In August 2019, PPG amended and restated its five-year credit agreement (the “Credit Agreement”) with several banks and financial institutions. The Credit Agreement provides for a $2.2 billion unsecured revolving credit facility. The Company has the ability to increase the size of the Credit Agreement by up to an additional $750 million, subject to the receipt of lender commitments and other conditions precedent. The Credit Agreement will terminate on August 30, 2024. The Company has the right, subject to certain conditions set forth in the Credit Agreement, to designate certain subsidiaries of the Company as borrowers under the Credit Agreement. In connection with any such designation, the Company is required to guarantee the obligations of any such subsidiaries under the Credit Agreement. In March 2020, PPG borrowed $800 million under the Credit Agreement and repaid that amount in full in April 2020. There were no amounts outstanding under the credit agreement as of September 30, 2021 and December 31, 2020.
The Term Loan Credit Agreement and Credit Agreement require the Company to maintain a ratio of Total Indebtedness to Total Capitalization, as defined in the Term Loan Credit Agreement and Credit Agreement, of 60% or less; provided, that for any fiscal quarter in which the Company has made an acquisition for consideration in excess of $1 billion and for the next five fiscal quarters thereafter, the ratio of Total Indebtedness to Total Capitalization may not exceed 65% at any time. As of September 30, 2021, Total Indebtedness to Total Capitalization as defined under the Credit Agreement and Term Loan Credit Agreement was 49%.
The Credit Agreement also supports the Company’s commercial paper borrowings which are classified as long-term based on PPG’s intent and ability to refinance these borrowings on a long-term basis. Commercial paper borrowings of $625 million and $250 million were outstanding as of September 30, 2021 and December 31, 2020, respectively.
8.Other Income

	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2021	2020	2021	2020
Gain on sale of assets(a)	$34	$1	$38	$4
Royalty income	2	2	6	5
Share of net earnings of equity affiliates	4	2	9	8
Income from legal settlements	—	—	22	—
Other	16	19	71	36
Total Other income	$56	$24	$146	$53
(a)In the third quarter 2021, PPG recognized a $34 million gain on the sale of a production facility in connection with the Company’s manufacturing footprint consolidation plans and associated restructuring programs.

9.Earnings Per Common Share
The effect of dilutive securities on the weighted average common shares outstanding included in the calculation of earnings per diluted common share for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(number of shares in millions)	2021	2020	2021	2020
Weighted average common shares outstanding	237.9	236.8	237.7	236.6
Effect of dilutive securities:
Stock options	1.1	0.5	1.0	0.4
Other stock compensation plans	0.8	0.6	0.8	0.7
Potentially dilutive common shares	1.9	1.1	1.8	1.1
Adjusted weighted average common shares outstanding	239.8	237.9	239.5	237.7

Dividends per common share	$0.59	$0.54	$1.67	$1.56
Excluded from the computation of earnings per diluted share due to their antidilutive effect were 1.5 million and 2.0 million of outstanding stock options for the three and nine months ended September 30, 2020, respectively. No shares have been excluded due to an antidilutive effect for the three and nine months ended September 30, 2021.
10.Income Taxes

	Nine Months Ended September 30
	2021	2020
Effective tax rate on pretax income	24.1%	22.0%
In the second quarter 2021, PPG recorded a net tax charge of $22 million as a result of new legislation enacted in June 2021 that increased the United Kingdom's corporation tax rate. Income tax expense for the nine months ended September 30, 2020 reflects a benefit $38 million of discrete items associated with PPG's U.S. and foreign jurisdictions.
Income tax expense for the nine months of September 30, 2021 and 2020, is based on an estimated annual effective rate, which requires management to make it best estimate of annual pretax income or loss. During the year, PPG management regularly updates forecasted annual pretax results for the various countries in which PPG operates based on changes in factors such as prices, shipments, product mix, raw material inflation and manufacturing operations. To the extent that actual 2021 pretax results for U.S. and foreign income or loss vary from estimates, the actual Income tax expense recognized in 2021 could be different from the forecasted amount used to estimate the Income tax expense for the nine months ended September 30, 2021.
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

The net periodic pension and other postretirement benefit costs for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Pension
	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2021	2020	2021	2020
Service cost	$3	$6	$8	$18
Interest cost	17	22	49	65
Expected return on plan assets	(38)	(36)	(114)	(108)
Amortization of actuarial losses	10	17	30	53
Curtailments	—	—	—	1
Net periodic benefit cost	($8)	$9	($27)	$29

	Other Postretirement Benefits
	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2021	2020	2021	2020
Service cost	$3	$2	$9	$7
Interest cost	3	5	10	15
Amortization of actuarial losses	5	4	15	12
Amortization of prior service credit	(14)	(14)	(41)	(44)
Net periodic benefit cost	($3)	($3)	($7)	($10)
PPG expects 2021 net periodic pension and other postretirement benefit cost to be income of approximately $45 million, with pension and other postretirement benefits representing income of approximately $35 million and $10 million, respectively. In 2020, PPG's U.S. and Canadian defined benefit plans were frozen for all participants. As of January 1, 2021, these plans are mostly inactive and, as such, the amortization period of the accumulated net actuarial losses is now the average remaining life expectancy of the plan participants. This change in amortization period reduces future pension expense for PPG.
Contributions to Defined Benefit Pension Plans

	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2021	2020	2021	2020
Non-U.S. defined benefit pension mandatory contributions	$1	$2	$3	$7
PPG expects to make contributions to its defined benefit pension plans in the range of $5 million to $10 million during the remaining three months of 2021. PPG may make voluntary contributions to its defined benefit pension plans in 2021 and beyond.

12.Accumulated Other Comprehensive Loss

($ in millions)	Unrealized Foreign Currency Translation Adjustments		Pension and Other Postretirement Benefit Adjustments, net of tax (c)		Unrealized Gain on Derivatives, net of tax		Accumulated Other Comprehensive Loss
January 1, 2021		($1,663)		($937)		$1		($2,599)
Current year deferrals to AOCI (a)	(402)		(5)		—		(407)
Current year deferrals to AOCI, net of tax (b)	131		—		—		131
Reclassifications from AOCI to net income	—		4		—		4
Period change		($271)		($1)		$—		($272)
September 30, 2021		($1,934)		($938)		$1		($2,871)

January 1, 2020		($1,627)		($724)		$1		($2,350)
Current year deferrals to AOCI (a)	(357)		—		—		(357)
Current year deferrals to AOCI, net of tax (b)	(90)		(7)		—		(97)
Reclassifications from AOCI to net income	—		16		—		16
Period change		($447)		$9		$—		($438)
September 30, 2020		($2,074)		($715)		$1		($2,788)
(a)Except for income taxes of $1 million as of September 30, 2021 and $7 million as of September 30, 2020 related to foreign currency impacts of certain unasserted earnings, unrealized foreign currency translation adjustments related to translation of foreign denominated balance sheets are not presented net of tax given that no deferred U.S. income taxes have been provided on undistributed earnings of non-U.S. subsidiaries because they are deemed to be reinvested for an indefinite period of time.
(b)The tax cost (benefit) related to unrealized foreign currency translation adjustments on tax inter-branch transactions and net investment hedges as of September 30, 2021 and 2020 was $40 million and $(27) million, respectively.
(c)The tax cost related to the adjustment for pension and other postretirement benefits as of September 30, 2021 and 2020 was $1 million and $5 million, respectively. Reclassifications from AOCI are included in the computation of net periodic benefit costs (See Note 11, "Pensions and Other Postretirement Benefits").
13.Financial Instruments, Hedging Activities and Fair Value Measurements
Financial instruments include cash and cash equivalents, short-term investments, cash held in escrow, marketable equity securities, accounts receivable, company-owned life insurance, accounts payable, short-term and long-term debt instruments, and derivatives. The fair values of these financial instruments approximated their carrying values at September 30, 2021 and December 31, 2020, in the aggregate, except for long-term debt instruments.
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
PPG’s policies do not permit speculative use of derivative financial instruments. PPG enters into derivative financial instruments with high credit quality counterparties and diversifies its positions among such counterparties in order to reduce its exposure to credit losses. The Company did not realize a credit loss on derivatives during the three and nine month periods ended September 30, 2021 and 2020.
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
There were no derivative instruments de-designated or discontinued as hedging instruments during the three and nine month periods ended September 30, 2021 and 2020, and there were no gains or losses deferred in Accumulated other comprehensive loss on the condensed consolidated balance sheet that were reclassified to

Income before income taxes in the condensed consolidated statement of income in the nine month periods ended September 30, 2021 and 2020 related to hedges of anticipated transactions that were no longer expected to occur.
Fair Value Hedges
The Company uses interest rate swaps from time to time to manage its exposure to changing interest rates. When outstanding, the interest rate swaps are typically designated as fair value hedges of certain outstanding debt obligations of the Company and are recorded at fair value.
PPG has interest rate swaps which converted $525 million of fixed rate debt to variable rate debt. These swaps are designated as fair value hedges and are carried at fair value. Changes in the fair value of these swaps and changes in the fair value of the related debt are recorded in interest expense in the accompanying condensed consolidated statement of income. The fair value of these interest rate swaps was $44 million and $67 million at September 30, 2021 and December 31, 2020, respectively.
Cash Flow Hedges
At times, PPG designates certain foreign currency forward contracts as cash flow hedges of the Company’s exposure to variability in exchange rates on third party transactions denominated in foreign currencies. There were no outstanding cash flow hedges at September 30, 2021 and December 31, 2020.
Net Investment Hedges
PPG uses cross currency swaps and foreign currency euro-denominated debt to hedge a significant portion of its net investment in its European operations, as follows:
As of September 30, 2021 and December 31, 2020, PPG had U.S. dollar to euro cross currency swap contracts with total notional amounts of $775 million and $875 million, respectively, and designated these contracts as hedges of the Company's net investment in its European operations. During the term of these contracts, PPG will receive payment in U.S. dollars and make payments in euros to the counterparties. As of September 30, 2021 and December 31, 2020, the fair value of the U.S. dollar to euro cross currency swap contracts was a net asset of $38 million and a net liability of $8 million, respectively.
As of September 30, 2021 and December 31, 2020, PPG had designated €2.0 billion of euro-denominated borrowings as hedges of a portion of its net investment in the Company's European operations. The carrying value of these instruments as of September 30, 2021 and December 31, 2020 was $2.3 billion and $2.4 billion, respectively.
Other Financial Instruments
PPG uses foreign currency forward contracts to manage certain net transaction exposures that either have not been elected, or do not qualify for hedge accounting; therefore, the change in the fair value of these instruments is recorded in Other charges in the condensed consolidated statement of income in the period of change. Underlying notional amounts related to these foreign currency forward contracts were $1.8 billion and $1.4 billion at September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021 and December 31, 2020, the fair value of these contracts was a net liability and a net asset of $31 million and $2 million, respectively.
Gains/Losses Deferred in Accumulated Other Comprehensive Loss
As of September 30, 2021, the Company had accumulated pretax unrealized translation gains in Accumulated other comprehensive loss on the condensed consolidated balance sheet related to euro-denominated borrowings, and cross currency swaps of $144 million. As of December 31, 2020, the Company had accumulated pretax unrealized translation losses of $22 million.
The following table summarizes the location within the condensed consolidated financial statements and amount of gains related to derivative and debt financial instruments for the nine months ended September 30, 2021 and 2020. All dollar amounts are shown on a pretax basis.

	September 30, 2021		September 30, 2020		Caption In Condensed Consolidated Statement of Income
($ in millions)	Gain Deferred in OCI	Gain Recognized	Gain Deferred in OCI	Gain Recognized
Economic
Foreign currency forward contracts	$—	$14	$—	$27	Other charges
Fair Value
Interest rate swaps	—	11	—	8	Interest expense
Total forward contracts and interest rate swaps	$—	$25	$—	$35
Net Investment
Cross currency swaps	$41	$10	$14	$13	Interest expense
Foreign denominated debt	125	—	101	—
Total Net Investment	$166	$10	$115	$13
Fair Value Measurements
The Company follows a fair value measurement hierarchy to measure its assets and liabilities. As of September 30, 2021 and December 31, 2020, the assets and liabilities measured at fair value on a recurring basis were cash equivalents, equity securities and derivatives. In addition, the Company measures its pension plan assets at fair value (see Note 14, "Employee Benefit Plans" under Item 8 in the 2020 Form 10-K for further details). The Company's financial assets and liabilities are measured using inputs from the following three levels:
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
Level 3 inputs are unobservable inputs employed for measuring the fair value of assets or liabilities. The Company does not have any recurring financial assets or liabilities that are recorded in its condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020 that are classified as Level 3 inputs.

Assets and liabilities reported at fair value on a recurring basis:

	September 30, 2021			December 31, 2020
($ in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Other current assets:
Marketable equity securities	$6	$—	$—	$6	$—	$—
Foreign currency forward contracts (a)	—	2	—	—	8	—
Investments:
Marketable equity securities	$95	$—	$—	$97	$—	$—
Other assets:
Cross currency swaps (b)	$—	$41	$—	$—	$13	$—
Interest rate swaps (c)	—	44	—	—	67	—
Liabilities:
Accounts payable and accrued liabilities:
Foreign currency forward contracts (a)	$—	$33	$—	$—	$6	$—
Cross currency swaps (b)	—	—	—	—	8	—
Other liabilities:
Cross currency swap (b)	$—	$3	$—	$—	$13	$—
(a)Derivatives not designated as hedging instruments
(b)Net investment hedges
(c)Fair value hedges
Long-Term Debt

($ in millions)	September 30, 2021 (a)	December 31, 2020 (b)
Long-term debt - carrying value	$6,780	$5,334
Long-term debt - fair value	$7,018	$5,913
(a)Excluding finance lease obligations of $10 million and short-term borrowings of $6 million as of September 30, 2021.
(b)Excluding finance lease obligations of $12 million and short-term borrowings of $403 million as of December 31, 2020.
The fair values of the debt instruments were based on discounted cash flows and interest rates then currently available to the Company for instruments of the same remaining maturities and were measured using level 2 inputs.
14.Stock-Based Compensation
The Company’s stock-based compensation includes stock options, restricted stock units (“RSUs”) and grants of contingent shares that are earned based on achieving targeted levels of total shareholder return. All current grants of stock options, RSUs and contingent shares are made under the PPG Industries, Inc. Amended and Restated Omnibus Incentive Plan (“PPG Amended Omnibus Plan”), which was amended and restated effective April 21, 2016. Shares available for future grants under the PPG Amended Omnibus Plan were 5.1 million as of September 30, 2021.
Stock-based compensation and the income tax benefit recognized during the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2021	2020	2021	2020
Stock-based compensation	$4	$14	$39	$29
Income tax benefit recognized	$1	$3	$9	$7

Grants of stock-based compensation during the nine months ended September 30, 2021 and 2020 were as follows:

	Nine Months Ended September 30
	2021		2020
Grant Details	Shares	Fair Value	Shares	Fair Value
Stock options	527,464	$29.27	663,485	$21.93
Restricted stock units	201,068	$134.54	203,574	$109.99
Contingent shares (a)	55,540	$136.60	55,319	$119.52
(a)The number of contingent shares represents the target value of the award.
Stock options are generally exercisable 36 months after being granted and have a maximum term of 10 years. Compensation expense for stock options is recorded over the vesting period based on the fair value on the date of grant. The fair value of the stock option grants issued during the nine months ended September 30, 2021 was calculated with the following weighted average assumptions:

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
Current open and active claims post-Pittsburgh Corning bankruptcy
As of September 30, 2021, the Company was aware of approximately 700 open and active asbestos-related claims pending against the Company and certain of its subsidiaries. These claims consist of non-PC Relationship Claims against PPG and claims against a PPG subsidiary the Company acquired on April 1, 2013. The Company is defending these open and active claims vigorously.
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
As of September 30, 2021 and December 31, 2020, PPG had reserves for environmental contingencies associated with PPG’s former chromium manufacturing plant in Jersey City, New Jersey (“New Jersey Chrome”), glass and chemical manufacturing sites, and for other environmental contingencies, including current manufacturing locations and National Priority List sites. These reserves are reported as Accounts payable and accrued liabilities and Other liabilities in the accompanying condensed consolidated balance sheet.

Environmental Reserves
($ in millions)	September 30, 2021	December 31, 2020
New Jersey Chrome	$94	$102
Glass and chemical	111	106
Other	96	92
Total	$301	$300
Current portion	$96	$99
Pretax charges against income for environmental remediation costs are included in Other charges in the accompanying condensed consolidated statement of income. The pretax charges and cash outlays related to such environmental remediation for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2021	2020	2021	2020
Environmental remediation pretax charges	$5	$6	$36	$21
Cash outlays for environmental remediation activities	$17	$15	$34	$52
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
The most significant assumptions underlying the estimate of remediation costs for all New Jersey Chrome sites are those related to the extent and concentration of chromium impacts in the soil, as these determine the quantity of soil that must be treated in place, the quantity that will have to be excavated and transported for offsite disposal, and the nature of disposal required. Remediation of chromium contaminated soils at the location of the former manufacturing site has been completed pursuant to approved remedial action work plans. Remediation of chromium contaminated soils at certain other smaller sites is ongoing and is expected to continue through 2022. PPG regularly evaluates the assessments of costs incurred to date versus current progress and the potential cost impacts of the most recent information, including the extent of impacted soils, percentage of hazardous versus non-hazardous soils, daily soil excavation rates, and engineering, administrative and other associated costs. Based on these assessments, the reserve is adjusted accordingly. Principal factors affecting costs include refinements in the estimate of the mix of hazardous to non-hazardous soils to be excavated, an overall increase in soil volumes to be excavated, enhanced water management requirements, decreased daily soil excavation rates due to site conditions, initial estimates for remedial actions related to groundwater, and oversight and management costs.
Groundwater remediation at the former Garfield Avenue chromium manufacturing site and five adjacent sites is expected to occur over several years. A groundwater remedial action work plan was submitted to NJDEP in the first quarter of 2021.
PPG’s financial reserve for remediation of all New Jersey Chrome sites was $94 million at September 30, 2021. The major cost components of this liability continue to be related to excavation, transportation and disposal of impacted soil, as well as construction services. These components each account for approximately 14%, 6% and 34% of the accrued amount, respectively.
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
Other Matters
The Company had outstanding letters of credit and surety bonds of $174 million and guarantees of $4 million as of September 30, 2021. The Company does not believe any loss related to such guarantees is likely.
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

The Company also provides services by applying coatings to customers' manufactured parts and assembled products and by providing technical support to certain customers. Performance obligations are satisfied over time as critical milestones are met and as services are provided. PPG is entitled to payment as the services are rendered. For the three and nine months ended September 30, 2021 and 2020, service revenue constituted approximately 5% of total revenue.
Net sales by segment and region for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2021	2020	2021	2020
Performance Coatings
United States and Canada	$1,177	$958	$3,374	$2,825
Europe, Middle East and Africa ("EMEA")	965	789	2,746	2,140
Asia Pacific	325	274	913	728
Latin America	291	230	793	635
Total	$2,758	$2,251	$7,826	$6,328
Industrial Coatings
United States and Canada	$579	$526	$1,714	$1,444
EMEA	453	382	1,380	1,018
Asia Pacific	433	398	1,257	969
Latin America	149	128	435	318
Total	$1,614	$1,434	$4,786	$3,749
Total Net Sales
United States and Canada	$1,756	$1,484	$5,088	$4,269
EMEA	1,418	1,171	4,126	3,158
Asia Pacific	758	672	2,170	1,697
Latin America	440	358	1,228	953
Total PPG	$4,372	$3,685	$12,612	$10,077
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
The following table summarizes the activity for the allowance for credit losses for the nine months ended September 30, 2021 and 2020:

	Trade Receivables Allowance for Credit Losses
($ in millions)	2021	2020
January 1	$44	$22
Current-period provision for credit losses	4	41
Trade receivables written off as uncollectible, net of recoveries	(12)	(15)
Foreign currency impact	—	(1)
September 30	$36	$47

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
17.Reportable Business Segment Information
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
Reportable business segment net sales and segment income for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2021	2020	2021	2020
Net sales:
Performance Coatings	$2,758	$2,251	$7,826	$6,328
Industrial Coatings	1,614	1,434	4,786	3,749
Total	$4,372	$3,685	$12,612	$10,077
Segment income:
Performance Coatings	$408	$426	$1,248	$1,060
Industrial Coatings	140	253	575	468
Total	$548	$679	$1,823	$1,528
Corporate	(45)	(55)	(149)	(165)
Interest expense, net of interest income	(23)	(30)	(72)	(89)
Acquisition-related costs, net (a)	(43)	—	(81)	—
Environmental remediation charges	—	—	(26)	(12)
Impairment charge (b)	(21)	—	(21)	—
Expenses incurred due to natural disasters (c)	—	(8)	(17)	(8)
Change in allowance for doubtful accounts related to COVID-19	—	—	14	(30)
Income from legal settlements	—	—	22	—
Business restructuring-related costs, net (d)	25	(14)	40	(200)
Debt extinguishment charge	—	—	—	(7)
Income before income taxes	$441	$572	$1,533	$1,017
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

(b)An incremental impairment charge was recorded in the third quarter 2021 related to the previously planned sale of certain smaller entities in non-strategic regions.
(c)In 2020, two hurricanes damaged a southern U.S. factory supporting the Company's specialty coatings and materials business. In early 2021, a winter storm further damaged that factory as well as other Company factories in the southern U.S. Incremental expenses incurred due to these storms included costs related to maintenance and repairs of damaged property, freight and utility premiums and other incremental expenses directly related to the impacted areas.
(d)Included in business restructuring-related costs, net are business restructuring charges, accelerated depreciation of certain assets and other related costs, offset by releases related to previously approved programs and a $34 million gain on the sale of certain assets in connection with the Company’s manufacturing footprint consolidation plans and associated restructuring programs.
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
Executive Overview
Below are our key financial results for the three months ended September 30, 2021:
•Net sales were approximately $4.4 billion, up 18.6% compared to the prior year.
•Cost of sales, exclusive of depreciation and amortization ("Cost of sales") was $2.7 billion, up 34.9% versus prior year primarily due to cost of sales attributable to acquired businesses and raw material inflation. As a percentage of sales, Cost of sales increased 7.5%.
•Selling, general and administrative ("SG&A") expense was $950 million, up 13.6% year-over-year primarily due to wage and other cost inflation and SG&A expense attributable to acquired businesses. As a percentage of sales, SG&A expense decreased 1.0%.
•Income before income taxes was $441 million.
•The effective tax rate was 21.8%.
•Net income attributable to PPG was $344 million.
•Earnings per diluted share attributable to PPG was $1.43.
For the nine months ended September 30, 2021:
•Cash flows from operating activities from continuing operations was $1,106 million, a decrease of $57 million year-over-year.
•Capital expenditures, including business acquisitions (net of cash acquired), was $2,357 million.
•The Company paid $396 million in dividends.
Performance in the third quarter of 2021 compared to the third quarter of 2020
Performance Overview
Net Sales by Region

	Three Months Ended September 30		Percent Change
($ in millions, except percentages)	2021	2020	2021 vs. 2020
United States and Canada	$1,756	$1,484	18.3%
Europe, Middle East and Africa ("EMEA")	1,418	1,171	21.1%
Asia Pacific	758	672	12.8%
Latin America	440	358	22.9%
Total	$4,372	$3,685	18.6%
Net sales increased $687 million due to the following:
● Acquisition-related sales (+13%)
● Higher selling prices (+6%)

● Favorable foreign currency translation (+2%)
Partially offset by:
● Lower sales volumes (-2%)
For specific business results, see the Performance of Reportable Business Segments section within Item 2 of this Form 10-Q.
Cost of Sales, exclusive of depreciation and amortization

	Three Months Ended September 30		Percent Change
($ in millions, except percentages)	2021	2020	2021 vs. 2020
Cost of sales, exclusive of depreciation and amortization	$2,733	$2,026	34.9%
Cost of sales as a percentage of net sales	62.5%	55.0%	7.5%
Cost of sales, exclusive of depreciation and amortization, increased $707 million primarily due to the following:
● Raw material inflation
● Cost of sales attributable to acquired businesses
● Unfavorable foreign currency translation
Selling, general and administrative expenses

	Three Months Ended September 30		Percent Change
($ in millions, except percentages)	2021	2020	2021 vs. 2020
Selling, general and administrative expenses (SG&A)	$950	$836	13.6%
Selling, general and administrative expenses as a percentage of net sales	21.7%	22.7%	(1.0)%
SG&A expense increased $114 million primarily due to the following:
● Selling, general and administrative expenses from acquired businesses
● Wage and other cost inflation
● Unfavorable foreign currency translation
Partially offset by:
● Restructuring cost savings
Other costs and other income

	Three Months Ended September 30		Percent Change
($ in millions, except percentages)	2021	2020	2021 vs. 2020
Interest expense, net of Interest income	$23	$30	(23.3)%
Impairment charge	21	—	100.0%
Other charges	—	$21	(100.0)%
Other income	($56)	($24)	133.3%
Interest expense, net of Interest income
Interest expense, net of Interest income was lower in the three months ended September 30, 2021 compared to 2020 due to more favorable interest rates on outstanding debt.
Impairment charge
In the third quarter 2021, an incremental impairment charge was recorded for the write-down of certain assets related to the planned sale of certain entities in smaller, non-strategic countries. Refer to Note 3, "Acquisitions and Divestitures" to the accompanying condensed consolidated financial statements for further details.

Other charges
Other charges were lower in the three months ended September 30, 2021 than in the prior year primarily due to lower non-service components of net periodic pension cost.
Other income
Other income was higher in the three months ended September 30, 2021 compared to the prior year due to a $34 million gain on the sale of a production facility in connection with the Company’s manufacturing footprint consolidation plans and associated restructuring programs.
Effective tax rate and earnings per diluted share

	Three Months Ended September 30		Percent Change
($ in millions, except percentages and amounts per share)	2021	2020	2021 vs. 2020
Income tax expense	$96	$124	(22.6)%
Effective tax rate	21.8%	21.7%	0.1%
Adjusted effective tax rate, continuing operations*	22.1%	22.2%	(0.1)%

Earnings per diluted share, continuing operations	$1.43	$1.86	(23.1)%
Adjusted earnings per diluted share*	$1.69	$2.03	(16.7)%
*See Regulation G Reconciliation below
The effective tax rate for the three months ended September 30, 2021 and 2020 reflects the impact of certain discrete tax items for the quarter. The Company expects that its fourth quarter 2021 effective tax rate will be about 20%.
Adjusted earnings per diluted share for the three months ended September 30, 2021 decreased year-over-year primarily due to lower sales volumes stemming from worsening commodity raw material availability and semiconductor chip shortages reducing automotive original equipment manufacturer ("OEM") production, as well as commodity supply disruptions, which caused raw material cost inflation that was not fully offset by realized price increases.
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

	Three Months Ended September 30, 2021
($ in millions, except percentages and per share amounts)	Income Before Income Taxes	Tax Expense	Effective Tax Rate	Net income (attributable to PPG)	Earnings per diluted share(a)
As reported, continuing operations	$441	$96	21.8%	$344	$1.43
Adjusted for:
Acquisition-related amortization expense	46	11	24.6%	35	0.15
Acquisition-related costs(b)	43	10	24.9%	33	0.14
Impairment charge(c)	21	6	29.2%	12	0.05
Business restructuring-related costs, net (d)	(25)	(7)	29.9%	(18)	(0.08)
Adjusted, continuing operations, excluding certain items	$526	$116	22.1%	$406	$1.69

	Three Months Ended September 30, 2020
($ in millions, except percentages and per share amounts)	Income Before Income Taxes	Tax Expense	Effective Tax Rate	Net income (attributable to PPG)	Earnings per diluted share(a)
As reported, continuing operations	$572	$124	21.7%	$442	$1.86
Adjusted for:
Acquisition-related amortization expense	32	9	26.1%	23	0.10
Business restructuring-related costs, net (d)	14	4	26.2%	10	0.04
Expenses incurred due to a natural disaster (e)	8	2	24.3%	6	0.03
Adjusted, continuing operations, excluding certain items	$626	$139	22.2%	$481	$2.03
(a)Earnings per diluted share is calculated based on unrounded numbers. Figures in the table may not recalculate due to rounding.
(b)Acquisition-related costs include the impact for the step up to fair value of inventory acquired in certain acquisitions which are included in Cost of Sales, exclusive of depreciation and amortization in the condensed consolidated statement of income. Acquisition-related costs also include advisory, legal, accounting, valuation, other professional or consulting fees, and certain internal costs directly incurred to effect acquisitions. These costs are included in Selling, general and administrative expense in the condensed consolidated statement of income.
(c)An incremental impairment charge was recorded in the third quarter 2021 related to the previously planned sale of certain smaller entities in non-strategic regions. Net loss of $12 million is attributable to PPG and net loss of $3 million is attributable to noncontrolling interests.
(d)Included in business restructuring-related costs, net are business restructuring charges, accelerated depreciation of certain assets and other related costs, offset by releases related to previously approved programs and a $34 million gain on the sale of certain assets in connection with the Company’s manufacturing footprint consolidation plans and associated restructuring programs. This gain is included in Other income in the condensed consolidated statement of income.
(e)In the third quarter 2020, Hurricane Laura caused damages to a southern U.S. factory that supports the Company's specialty coatings and materials business.

Performance of Reportable Business Segments
Performance Coatings

	Three Months Ended September 30		$ Change	% Change
($ in millions, except percentages)	2021	2020	2021 vs. 2020	2021 vs. 2020
Net sales	$2,758	$2,251	$507	22.5%
Segment income	$408	$426	($18)	(4.2)%
Amortization expense	$33	$22	$11	50.0%
Segment income, excluding amortization expense	$441	$448	($7)	(1.6)%
Performance Coatings net sales increased due to the following:
● Acquisition-related sales (17%)
● Higher selling prices (5%)
● Favorable foreign currency translation (2%)
Partially offset by:
● Lower sales volumes (-1%)
In the third quarter 2021, the acquisitions of Tikkurila, Ennis-Flint and VersaFlex increased net sales in the Performance Coatings segment by nearly $375 million versus prior year.
Architectural coatings - Americas and Asia Pacific net sales, excluding the impact of currency and acquisitions ("organic sales") decreased by a low-single-digit percentage. Sales were unfavorably impacted by raw material shortages and softening do-it-yourself ("DIY") paint demand. In Mexico, PPG Comex architectural coatings business organic sales increased by a low-teen percentage compared to the prior year as concessionaire network demand continued to be strong throughout the quarter and further selling price increases were implemented.
Architectural coatings – EMEA organic sales decreased by a mid-single-digit percentage. Sales were unfavorably impacted by raw material shortages and softening DIY paint demand. Demand in the trade (do-it-for-me) channel continued to recover in most countries.
Automotive refinish coatings organic sales increased by a high-single digit-percentage, primarily due to continued demand improvement in the U.S. and Latin America, but remain below pre-pandemic levels. In Europe, demand remained subdued as congestion during peak driving hours remained lower than pre-pandemic levels. In the U.S., body shop activity improved during the third quarter, due to higher miles driven and increased collision claims.
Aerospace coatings sales volumes increased by about 20% compared to the prior year, as commercial aftermarket demand improved during the quarter, but still remains below pre-pandemic levels. Net sales benefited from continued strong military demand.
Sales volumes in the protective and marine coatings business were higher by a low-teen percentage primarily due to strong demand in the Asia Pacific region and improving demand in the oil and gas industry in the U.S.
Segment income decreased $18 million year-over-year primarily due to raw material cost inflation and lower sales volumes, partially offset by higher selling prices, acquisition-related earnings and savings from previously approved restructuring actions.
Looking Ahead
Looking ahead for the Performance Coatings segment, raw material cost inflation is expected to be slightly higher in the fourth quarter compared to the third quarter. Coatings raw material supply disruptions, which are mostly impacting the U.S. architectural coatings and traffic solutions businesses, are anticipated to continue through the fourth quarter at comparable levels. Further selling price increases have been secured or will be initiated during the quarter. Fourth quarter sales are expected to follow historical seasonality patterns experienced before the pandemic. Tikkurila and Ennis-Flint have more of a seasonal impact than PPG’s legacy coatings businesses. The company will continue to execute against various cost-savings initiatives. Aggregate net sales volumes are anticipated to be down a low-single-digit percentage compared to the fourth quarter 2020.

Industrial Coatings

	Three Months Ended September 30		$ Change	% Change
($ in millions, except percentages)	2021	2020	2021 vs. 2020	2021 vs. 2020
Net sales	$1,614	$1,434	$180	12.6%
Segment income	$140	$253	($113)	(44.7)%
Amortization expense	$13	$10	$3	30.0%
Segment income, excluding amortization expense	$153	$263	($110)	(41.8)%
Industrial Coatings segment net sales increased due to the following:
● Acquisition-related sales (8%)
● Higher selling prices (7%)
● Favorable foreign currency translation (2%)
Partially offset by:
● Lower sales volumes (-4%)
Automotive OEM coatings sales volumes decreased by a high-teen-percentage year-over-year, but outpaced global industry production rates. During the quarter, production disruptions worsened at many automotive OEM customers due to semiconductor chip shortages. In the U.S., automotive OEM dealer inventories remained at historically low levels as consumer demand remained very robust while production levels were constrained.
For the industrial coatings business, organic sales increased by a high-single-digit percentage year-over-year as global industrial production continued to improve in most regions. The growth was led by the EMEA and Latin America regions with the larger contributions coming from the appliance and heavy-duty equipment sub-segments.
Packaging coatings organic sales increased by about 20% year-over-year due to sales volume growth in most regions, with strong growth across the canned beverage segment partially offset by softening demand for the canned food segment compared to elevated levels in the prior year.
Segment income decreased $113 million year-over-year due to raw material cost inflation and lower automotive OEM coatings sales volumes, partially offset by higher selling prices and savings from previously approved restructuring actions.
Looking ahead
Looking ahead for the segment in aggregate, sales volumes are expected to be down a mid-teen-percentage compared to the prior-year fourth quarter, including ongoing impacts from customer supply disruptions and coatings raw material shortages. These factors are also expected to further elevate coatings raw material cost inflation in the fourth quarter sequentially compared to the third quarter. The company continues to prioritize working with customers to secure further selling price increases in all businesses.
Performance in the first nine months of 2021 compared to the first nine months of 2020
Performance Overview
Net Sales by Region

	Nine Months Ended September 30		Percent Change
($ in millions, except percentages)	2021	2020	2021 vs. 2020
United States and Canada	$5,088	$4,269	19.2%
EMEA	4,126	3,158	30.7%
Asia Pacific	2,170	1,697	27.9%
Latin America	1,228	953	28.9%
Total	$12,612	$10,077	25.2%
Net sales increased $2,535 million due to the following:
● Acquisition-related sales (+9%)
● Higher sales volumes (+9%)
● Higher selling prices (+4%)
● Favorable foreign currency translation (+3%)

For specific business results, see the Performance of Reportable Business Segments section within Item 2 of this Form 10-Q.
Cost of Sales, exclusive of depreciation and amortization

	Nine Months Ended September 30		Percent Change
($ in millions, except percentages)	2021	2020	2021 vs. 2020
Cost of sales, exclusive of depreciation and amortization	$7,594	$5,637	34.7%
Cost of sales as a percentage of net sales	60.2%	55.9%	4.3%
Cost of sales, exclusive of depreciation and amortization, increased $1,957 million primarily due to the following:
● Cost of sales attributable to acquired businesses
● Higher sales volumes
● Raw material inflation
● Foreign currency translation
Selling, general and administrative expenses

	Nine Months Ended September 30		Percent Change
($ in millions, except percentages)	2021	2020	2021 vs. 2020
Selling, general and administrative expenses (SG&A)	$2,796	$2,507	11.5%
Selling, general and administrative expenses as a percentage of net sales	22.2%	24.9%	(2.7)%
SG&A increased $289 million primarily due to the following:
● SG&A attributable to acquired businesses
● Unfavorable foreign currency translation
Partially offset by:
● Cost savings initiatives, including restructuring actions
Other costs and income

	Nine Months Ended September 30		Percent Change
($ in millions, except percentages)	2021	2020	2021 vs. 2020
Interest expense, net of Interest income	$72	$89	(19.1)%
Impairment charge	$21	$—	100.0%
Other charges	$28	$45	(37.8)%
Other income	($146)	($53)	175.5%
Interest expense, net of Interest income
Interest expense, net of Interest income was lower in the nine months ended September 30, 2021 compared to prior year due to more favorable interest rates on outstanding debt and a premium paid in the prior year for the early redemption of debt.
Impairment charge
In the third quarter 2021, an incremental impairment charge was recorded for the write-down of certain assets related to the planned sale of certain entities in smaller, non-strategic countries. Refer to Note 3, "Acquisitions and Divestitures" to the accompanying condensed consolidated financial statements for further details.
Other charges
Other charges were lower in the nine months ended September 30, 2021 compared to the prior year primarily due to lower non-service components of net periodic pension cost. This reduction in costs was partially offset by higher environmental remediation charges in 2021.

Other income
Other income was higher in the nine months ended September 30, 2021 compared to the prior year due to a $34 million gain on the sale of a production facility in the third quarter 2021 in connection with the Company’s manufacturing footprint consolidation plans and associated restructuring programs and favorable legal settlements in the second quarter 2021.
Effective tax rate and earnings per diluted share

	Nine Months Ended September 30		Percent Change
($ in millions, except percentages and per share amounts)	2021	2020	2021 vs. 2020
Income tax expense	$370	$224	65.2%
Effective tax rate	24.1%	22.0%	2.1%
Adjusted effective tax rate, continuing operations*	22.8%	22.9%	(0.1)%

Earnings per diluted share, continuing operations	$4.81	$3.30	45.8%
Adjusted earnings per diluted share*	$5.51	$4.43	24.4%
*See Regulation G Reconciliation below
The effective tax rate for the nine months ended September 30, 2021 reflects the impact of certain discrete tax items.
Adjusted earnings per diluted share for the nine months ended September 30, 2021 increased year-over-year as sales volumes in 2020 were more significantly impacted by the global pandemic. The impact of the higher sales volumes was partially offset by the effect of commodity supply disruptions, which caused raw material inflation in excess of our realized price increases.
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

	Nine Months Ended September 30, 2021
($ in millions, except percentages and per share amounts)	Income Before Income Taxes	Tax Expense	Effective Tax Rate	Net income from continuing operations (attributable to PPG)	Earnings per diluted share(a)
As reported, continuing operations	$1,533	$370	24.1%	$1,153	$4.81
Adjusted for:
Acquisition-related amortization expense	126	31	24.6%	95	0.40
Acquisition-related costs, net (b)	81	16	19.8%	65	0.27
Net tax charge related to UK statutory rate change	—	(22)	N/A	22	0.09
Environmental remediation charges	26	7	24.3%	19	0.08
Expenses incurred due to natural disasters(c)	17	4	24.3%	13	0.06
Impairment charge(d)	21	6	29.2%	12	0.05
Decrease in allowance for doubtful accounts related to COVID-19	(14)	(3)	24.7%	(11)	(0.05)
Income from legal settlements	(22)	(5)	24.3%	(17)	(0.07)
Business restructuring-related costs, net (e)	(40)	(10)	25.0%	(30)	(0.13)
Adjusted, continuing operations, excluding certain items	$1,728	$394	22.8%	$1,321	$5.51

	Nine Months Ended September 30, 2020
($ in millions, except percentages and per share amounts)	Income Before Income Taxes	Tax Expense	Effective Tax Rate	Net income from continuing operations (attributable to PPG)	Earnings per diluted share(a)
As reported, continuing operations	$1,017	$224	22.0%	$784	$3.30
Adjusted for:
Business restructuring-related costs, net (e)	200	52	26.0%	148	0.62
Acquisition-related amortization expense	99	25	25.3%	74	0.32
Increase in allowance for doubtful accounts related to COVID-19	30	7	23.2%	23	0.10
Environmental remediation charges	12	3	24.3%	9	0.04
Expenses incurred due to natural disasters(c)	8	2	24.3%	6	0.03
Debt extinguishment charge	7	2	24.3%	5	0.02
Adjusted, continuing operations, excluding certain items	$1,373	$315	22.9%	$1,049	$4.43
(a)Earnings per diluted share is calculated based on unrounded numbers. Figures in the table may not recalculate due to rounding.
(b)Acquisition-related costs include the impact for the step up to fair value of inventory acquired in certain acquisitions which are included in Cost of Sales, exclusive of depreciation and amortization in the condensed consolidated statement of income. Acquisition-related costs also include advisory, legal, accounting, valuation, other professional or consulting fees, and certain internal costs directly incurred to effect acquisitions. These costs are included in Selling, general and administrative expense in the condensed consolidated statement of income.
(c)In 2020, two hurricanes damaged a southern U.S. factory supporting the Company's specialty coatings and materials business. In early 2021, a winter storm further damaged that factory as well as other Company factories in the southern U.S. Incremental expenses incurred due to these storms included costs related to maintenance and repairs of damaged property, freight and utility premiums and other incremental expenses directly related to the impacted areas.
(d)An incremental impairment charge was recorded in the third quarter 2021 related to the previously planned sale of certain smaller entities in non-strategic regions. Net loss of $12 million is attributable to PPG and net loss of $3 million is attributable to noncontrolling interests.
(e)Included in business restructuring-related costs, net are business restructuring charges, accelerated depreciation of certain assets and other related costs, offset by releases related to previously approved programs and a $34 million gain on the sale of certain assets in the third quarter 2021 in connection with the Company’s manufacturing footprint consolidation plans and associated restructuring programs. This gain is included in Other income in the condensed consolidated statement of income.

Performance of Reportable Business Segments
Performance Coatings

	Nine Months Ended September 30		$ Change	% Change
($ in millions, except percentages)	2021	2020	2021 vs. 2020	2021 vs. 2020
Net sales	$7,826	$6,328	$1,498	23.7%
Segment income	$1,248	$1,060	$188	17.7%
Amortization expense	$92	$69	$23	33.3%
Segment income, excluding amortization expense	$1,340	$1,129	$211	18.7%
Performance Coatings net sales increased due to the following:
● Acquisition-related sales (+12%)
● Favorable foreign currency translation (+4%)
● Higher sales volumes (+4%)
● Higher selling prices (+4%)
In the first nine months of 2021, the acquisitions of Tikkurila, Ennis-Flint and VersaFlex increased net sales in the Performance Coatings segment by approximately $760 million versus prior year.
Architectural coatings - Americas and Asia Pacific net sales increased a mid-single-digit percentage during the first nine months of the year with differences by channel and region. Despite a strong first quarter, the second and third quarters were negatively impacted by raw material shortages. Favorable foreign currency benefited net sales due to the strengthening of the Mexican peso and certain currencies in the Asia Pacific region. In Mexico, PPG Comex architectural coatings business organic sales increased by a low-teen percentage compared to the prior year as the concessionaire network sell-out of PPG products continued to be strong.
Architectural coatings – EMEA net sales increased nearly 30% versus prior year driven by strong volumes in the first half of the year and favorable foreign currency translation due to the strengthening of the euro. Sales volumes in the third quarter were negatively impacted by raw material shortages. Acquisition-related sales from Tikkurila also benefited the business.
Net sales for automotive refinish coatings increased nearly 30%, with significant growth in each region versus prior year driven by an increase in global miles driven and traffic density in most of the world versus 2020.
Aerospace coatings net sales decreased a low-single-digit percentage during the first nine months of the year primarily due to a decline in sales of commercial OEM and general aviation products. Net sales benefited from consistent demand for the company’s military applications.
Net sales in the protective and marine coatings business increased over 30% versus prior year due to strong demand in the Asia Pacific region and acquisition-related sales from VersaFlex.
Segment income increased $188 million year-over-year due to higher selling prices, higher sales volumes, acquisition-related earnings and savings from previously approved restructuring actions, partially offset by raw material and logistics cost inflation.
Industrial Coatings

	Nine Months Ended September 30		$ Change	% Change
($ in millions, except percentages)	2021	2020	2021 vs. 2020	2021 vs. 2020
Net sales	$4,786	$3,749	$1,037	27.7%
Segment income	$575	$468	$107	22.9%
Amortization expense	$34	$30	$4	13.3%
Segment income, excluding amortization expense	$609	$498	$111	22.3%
Industrial Coatings segment net sales increased due to the following:
● Higher sales volumes (+17%)

● Acquisition-related sales (+4%)
● Higher selling prices (+4%)
● Favorable foreign currency translation (+3%)
Automotive OEM coatings net sales increased by about 25% year-over-year driven by strong growth in all regions. Sales volumes were negatively impacted by semiconductor chip shortages that constrained production levels in the second and third quarters. Sales volumes in the nine months ended September 30, 2020 were negatively impacted by the significant curtailment in global automotive industry production rates beginning in the second quarter. Net sales also benefited from acquisition-related sales from Wörwag and Cetelon and favorable foreign currency translation in Europe and Asia. In the U.S., automotive retail dealer inventories decreased to historically low levels as consumer demand remained robust while production levels were constrained.
For the industrial coatings business, net sales increased by nearly 30% as global industrial production continued to improve from the global pandemic in the prior year, most notably in electronic materials, heavy duty equipment, appliance and cookware segments.
Packaging coatings net sales increased nearly 20% year-over-year due to sales volume growth in all regions, with strong growth across the canned beverage segment. Net sales also benefited from higher selling prices.
Segment income increased $107 million year-over-year driven by the earnings impact of higher sales volumes, higher selling prices and the execution of cost-mitigation actions and restructuring savings, partially offset by raw material and logistics cost inflation.
Liquidity and Capital Resources
PPG had cash and short-term investments totaling $1.3 billion and $1.9 billion at September 30, 2021 and December 31, 2020, respectively.
Cash from operating activities from continuing operations for the nine months ended September 30, 2021 and 2020 was $1,106 million and $1,163 million, respectively. Operating cash flow decreased primarily due to unfavorable changes in working capital in the first nine months of 2021 compared to the prior year, partially offset by higher net income.
Other uses of cash during the nine months ended September 30, 2021 included:
•Capital expenditures, excluding acquisitions, of $220 million.
•Business acquisition cash spending (net of cash acquired) of $2,137 million.
•Cash dividends paid of $396 million.
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
In March 2021, PPG completed a public offering of $700 million aggregate principal amount of 1.200% notes due 2026. These notes were issued pursuant to PPG’s existing shelf registration statement and pursuant to the Indenture between the Company and the Bank of New York Mellon Trust Company, N.A., as trustee, as supplemented (the "2021 Indenture"). The 2021 Indenture governing these notes contains covenants that limit the Company’s ability to, among other things, incur certain liens securing indebtedness, engage in certain sale-leaseback transactions, and enter into certain consolidations, mergers, conveyances, transfers or leases of all or substantially all the Company’s assets. The terms of these notes also require the Company to make an offer to repurchase the notes upon a Change of Control Triggering Event (as defined in the 2021 Indenture) at a price equal to 101% of their principal amount plus accrued and unpaid interest. The Company may issue additional debt from time to time pursuant to the 2021 Indenture. The aggregate cash proceeds from the notes, net of discounts and fees, was $692 million.
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
In August 2019, PPG amended and restated its five-year credit agreement (the “Credit Agreement”) with several banks and financial institutions. The Credit Agreement provides for a $2.2 billion unsecured revolving credit facility. The Company has the ability to increase the size of the Credit Agreement by up to an additional $750 million, subject to the receipt of lender commitments and other conditions precedent. The Credit Agreement will terminate on August 30, 2024. The Company has the right, subject to certain conditions set forth in the Credit Agreement, to designate certain subsidiaries of the Company as borrowers under the Credit Agreement. In connection with any such designation, the Company is required to guarantee the obligations of any such subsidiaries under the Credit Agreement. In March 2020, PPG borrowed $800 million under the Credit Agreement and repaid that amount in full in April 2020. There were no amounts outstanding under the credit agreement as of September 30, 2021 and December 31, 2020.
The Term Loan Credit Agreement and Credit Agreement require the Company to maintain a ratio of Total Indebtedness to Total Capitalization, as defined in the Term Loan Credit Agreement and Credit Agreement, of 60% or less; provided, that for any fiscal quarter in which the Company has made an acquisition for consideration in excess of $1 billion and for the next five fiscal quarters thereafter, the ratio of Total Indebtedness to Total Capitalization may not exceed 65% at any time. As of September 30, 2021, Total Indebtedness to Total Capitalization as defined under the Credit Agreement and Term Loan Credit Agreement was 49%.
The Credit Agreement also supports the Company’s commercial paper borrowings which are classified as long-term based on PPG’s intent and ability to refinance these borrowings on a long-term basis. Commercial paper borrowings of $625 million and $250 million were outstanding as of September 30, 2021 and December 31, 2020, respectively.
Total capital spending in 2021 is expected to be about $400 million in support of future organic growth opportunities. PPG expects to make mandatory contributions to its non-U.S. pension plans in the range of $5 million to $10 million during the remaining three months of 2021. PPG may make voluntary contributions to its defined benefit pension plans in 2021 and beyond.
A primary focus for the Company in 2021 will continue to be cash deployment focused on shareholder value creation, with a preference for business acquisitions. In the fourth quarter, the Company expects to execute stock repurchases and to continue to evaluate further debt reduction.
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

($ in millions, except percentages)	September 30, 2021	December 31, 2020	September 30, 2020
Trade receivables, net	$2,995	$2,412	$2,495
Inventories, FIFO	2,402	1,845	1,784
Trade creditors’ liabilities	2,726	2,259	2,055
Operating working capital	$2,671	$1,998	$2,224
Operating working capital as a % of Sales	15.3%	13.3%	15.1%
Days sales outstanding	57	54	56
Other Liquidity Information
The Company continues to believe that cash on hand and short-term investments, cash from operations and the Company's access to capital markets will continue to be sufficient to fund our operating activities, capital spending, acquisitions, dividend payments, debt service, share repurchases, contributions to pension plans and PPG's significant contractual obligations.
Environmental

	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2021	2020	2021	2020
Cash outlays for environmental remediation activities	$17	$15	$34	$52

($ in millions)	Remainder of 2021	Annually 2022 - 2025
Projected future cash outlays for environmental remediation activities	$20 - $30	$20 - $75
Restructuring
In June 2020, PPG initiated a $176 million restructuring program. The program addresses weakened global economic conditions stemming from the COVID-19 pandemic and related pace of recovery in a few end-use markets along with further opportunities to optimize supply chain and functional costs. The plan includes a voluntary separation program that was offered in the U.S. and Canada. PPG recognized $45 million of savings from this program in 2020. We expect to achieve annualized cost savings from the 2020 program of $160 to $170 million once fully implemented in 2022.
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

Aggregate restructuring savings related to the 2020, 2019 and 2018 programs was approximately $110 million for the nine months ended 2021. Total restructuring savings are expected to be at least $135 million in 2021. Releases of $23 million and $26 million were recorded in the nine months ended September 30, 2021 and 2020, respectively, to reflect the current estimate of the costs to complete these actions. There are no changes to the previously estimated restructuring program savings as a result of these adjustments. In addition, the Company continues to review its cost structure to identify additional cost savings opportunities. See Note 6, “Business Restructuring,” to the accompanying condensed consolidated financial statements for further details on the Company's business restructuring programs.
Currency
Comparing spot exchange rates at December 31, 2020 and at September 30, 2021, the U.S. dollar strengthened against currencies of many countries within the regions PPG operates. As a result, consolidated net assets at September 30, 2021 decreased by $271 million compared to December 31, 2020 primarily driven by the euro and the Mexican peso.
Comparing average exchange rates during the first nine months of 2021 to those of the first nine months of 2020, the U.S. dollar weakened against currencies of most countries within the EMEA and Asia Pacific regions PPG operates. This had a favorable impact on Income before income taxes for the nine months ended September 30, 2021 of $63 million from the translation of these foreign earnings into U.S. dollars.
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

Many factors could cause actual results to differ materially from the Company’s forward-looking statements. Such factors include statements related to the expected effects on our business of COVID-19, global economic conditions, increasing price and product competition by our competitors, fluctuations in cost and availability of raw materials, the ability to achieve selling price increases, the ability to recover margins, customer inventory levels, our ability to maintain favorable supplier relationships and arrangements, the timing of and the realization of anticipated cost savings from restructuring initiatives, the ability to identify additional cost savings opportunities, the timing and expected benefits of our acquisitions, difficulties in integrating acquired businesses and achieving expected synergies therefrom, economic and political conditions in the markets we serve, the ability to penetrate existing, developing and emerging foreign and domestic markets, foreign exchange rates and fluctuations in such rates, fluctuations in tax rates, the impact of future legislation, the impact of environmental regulations, unexpected business disruptions, the effectiveness of our internal control over financial reporting, the results of governmental investigations, and the unpredictability of existing and possible future litigation. However, it is not possible to predict or identify all such factors.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Risk
At September 30, 2021 and December 31, 2020, PPG had non-U.S. dollar denominated borrowings outstanding of $2.3 billion and $2.4 billion, respectively. A weakening of the U.S. dollar by 10% against European currencies and by 20% against Asian and South American currencies would have resulted in unrealized translation losses on these borrowings of $258 million at September 30, 2021 and $273 million at December 31, 2020, respectively.
The fair values of foreign currency forward contracts outstanding at September 30, 2021 and December 31, 2020 were a net liability $31 million and net asset of $2 million, respectively. The potential reduction in PPG's Income before income taxes resulting from the impact of adverse changes in exchange rates on the fair value of its outstanding foreign currency hedge contracts of 10% for European and Canadian currencies and 20% for Asian and Latin American currencies for the three months ended September 30, 2021 was $306 million and $226 million for the year ended December 31, 2020.
PPG has U.S. dollar to euro cross currency swap contracts with a total notional amount of $775 million and $875 million outstanding at September 30, 2021 and December 31, 2020, respectively, resulting in a net asset of $38 million and a net liability of $8 million at September 30, 2021 and December 31, 2020, respectively. A 10% increase in the value of the euro to the U.S. dollar would have had an unfavorable effect on the fair value of these swap contracts by reducing the value of these instruments by $78 million and $95 million at September 30, 2021 and December 31, 2020, respectively.
Interest Rate Risk
The Company manages its interest rate risk of fixed and variable rates while attempting to minimize its interest costs. PPG has interest rate swaps which converted $525 million of fixed rate debt to variable rate debt. The fair values of these contracts were assets of $44 million and $67 million as of September 30, 2021 and December 31, 2020, respectively. An increase in variable interest rates of 10% would lower the fair values of these swaps and increase interest expense by less $1 million for the periods ended September 30, 2021 and December 31, 2020. A 10% increase in interest rates in the U.S., Canada, Mexico and Europe and a 20% increase in interest rates in Asia and South America would have had an insignificant effect on PPG's variable rate debt obligations and interest expense for the periods ended September 30, 2021 and December 31, 2020. Further a 10% reduction in interest rates would have increased the fair value of the Company's fixed rate debt by approximately $70 million and $48 million at September 30, 2021 and December 31, 2020, respectively; however, such changes would not have had an effect on PPG's income before income taxes or cash flows.

There were no other material changes in the Company’s exposure to market risk from December 31, 2020 to September 30, 2021. See Note 13, “Financial Instruments, Hedging Activities and Fair Value Measurements” for a description of our instruments subject to market risk.
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
No shares were repurchased in the three months ended September 30, 2021 under the current $2.5 billion share repurchase program approved in December 2017. The maximum number of shares that may yet be purchased under this program is 10,561,194 shares as of September 30, 2021. This repurchase program has no expiration date.
Item 6. Exhibits
See the Index to Exhibits on page 44.

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
**Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL: (i) the Condensed Consolidated Statement of Income for the nine months ended September 30, 2021 and 2020, (ii) the Condensed Consolidated Balance Sheet at September 30, 2021 and December 31, 2020, (iii) the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2021 and 2020, and (iv) Notes to Condensed Consolidated Financial Statements for the nine months ended September 30, 2021.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PPG INDUSTRIES, INC.
(Registrant)

Date:	October 21, 2021	By:	/s/ Vincent J. Morales
Vincent J. Morales
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

		By:	/s/ Brian R. Williams
Brian R. Williams
Acting Controller (Principal Accounting Officer and Duly Authorized Officer)