Form 10-K
period 2021-12-31
PPG INDUSTRIES INC
filed 2022-02-17
CIK 79879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates as of June 30, 2021, was $40,246 million.
As of January 31, 2022, 235,998,952 shares of the Registrant’s common stock, with a par value of $1.66 2/3 per share, were outstanding. As of that date, the aggregate market value of common stock held by non-affiliates was $36,817 million.
 DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated By Reference In Part No.
Portions of PPG Industries, Inc. Proxy Statement for its 2022 Annual Meeting of Shareholders	III
2021 PPG ANNUAL REPORT AND FORM 10-K 1

PPG INDUSTRIES, INC.
AND CONSOLIDATED SUBSIDIARIES

As used in this report, the terms “PPG,” “Company,” “Registrant,” “we,” “us” and “our” refer to PPG Industries, Inc., and its subsidiaries, taken as a whole, unless the context indicates otherwise.

Note on Incorporation by Reference
Throughout this report, various information and data are incorporated by reference from the Company’s 2021 Annual Report (hereinafter referred to as “the Annual Report”). Any reference in this report to disclosures in the Annual Report shall constitute incorporation by reference only of that specific information and data into this Form 10-K.
     2021 PPG ANNUAL REPORT AND 10-K 2

Part I
Item 1. Business
PPG Industries, Inc. manufactures and distributes a broad range of paints, coatings and specialty materials. PPG was incorporated in Pennsylvania in 1883. PPG’s vision is to be the world’s leading coatings company by consistently delivering high-quality, innovative and sustainable solutions that customers trust to protect and beautify their products and surroundings.
PPG has a proud heritage and demonstrated commitment to innovation, sustainability, community engagement and developing leading-edge paint, coatings and specialty materials technologies. Through dedication and industry-leading expertise, we solve our customers’ biggest challenges, collaborating closely to find the right path forward. PPG is a global leader, supplying customers in construction, consumer products, industrial and transportation markets and aftermarkets with manufacturing facilities and equity affiliates in more than 75 countries.
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
PPG’s business is comprised of two reportable business segments: Performance Coatings and Industrial Coatings as described below:
2021 PPG ANNUAL REPORT AND FORM 10-K 3

PERFORMANCE COATINGS

Strategic Business Unit	Products	Primary End-uses	Main Distribution Methods	Primary Brands
Aerospace Coatings	Coatings, sealants, transparencies, transparent armor, adhesives, engineered materials, packaging and chemical management services for the aerospace industry	Commercial, military, regional jet and general aviation aircraft	Direct to customers and company-owned distribution network	PPG®
Architectural Coatings Americas and Asia Pacific	Paints, wood stains, adhesives and purchased sundries	Painting and maintenance contractors and consumers for decoration and maintenance of residential and commercial building structures	Company-owned stores, home centers and other regional or national consumer retail outlets, paint dealers, concessionaires, independent distributors and direct to consumers	PPG®, GLIDDEN®, COMEX®, OLYMPIC®, DULUX® (in Canada), PPG PITTSBURGH PAINTS®, MULCO®, FLOOD®, LIQUID NAILS®, SICO®, RENNER®, TAUBMANS®, WHITE KNIGHT®, BRISTOL®, HOMAX® among others
Architectural Coatings Europe, Middle East and Africa (EMEA)				SIGMA®, HISTOR®, SEIGNEURIE®, GUITTET®, PEINTURES GAUTHIER®, RIPOLIN®, JOHNSTONE’S®, LEYLAND®, PRIMALEX®, DEKORAL®, TRILAK®, PROMINENT PAINTS®, GORI®, BONDEX®, DANKE!® and TIKKURILA® among others
Automotive Refinish Coatings	Coatings, solvents, adhesives, sealants, purchased sundries, software	Automotive and commercial transport/fleet repair and refurbishing, light industrial coatings and specialty coatings for signs	Independent distributors and direct to customers	PPG®, SEM®, SPRINT®
Protective and Marine Coatings	Coatings and finishes for the protection of metals and structures	Metal fabricators, heavy duty maintenance contractors and manufacturers of ships, bridges and rail cars	Direct to customers, company-owned architectural coatings stores, independent distributors and concessionaires	PPG®
Traffic Solutions	Paints, thermoplastics, pavement marking products and other advanced technologies for pavement marking	Government, commercial infrastructure, painting and maintenance contractors	Direct to customers, government agencies and independent distributors	Ennis-Flint®

Segment Overview	This reportable business segment primarily supplies a variety of protective and decorative coatings, sealants and finishes along with pavement marking products, paint strippers, stains and related chemicals, as well as transparencies and transparent armor.
Major Competitive Factors	Product performance, technology, quality, technical and customer service, price, customer productivity, distribution and brand recognition
Global Competitors	Akzo Nobel N.V., Axalta Coating Systems Ltd., BASF Corporation, Benjamin Moore, Hempel A/S, Kansai Paints, the Jotun Group, Masco Corporation, Nippon Paint, RPM International Inc, the Sherwin-Williams Company and 3M Company
2021 Strategic Acquisitions	Tikkurila, VersaFlex. Refer to Note 2, “Acquisitions and Divestitures” in Item 8 of this Form 10-K for more information.
Average Number of Employees in 2021	27,500
Principal Manufacturing and Distribution Facilities	Amsterdam, Netherlands; Birstall, United Kingdom; Busan, South Korea; Carrollton, Texas; Clayton, Australia; Delaware, Ohio; Deurne, Belgium; Ennis, Texas; Gonfreville, France; Huntsville, Alabama; Huron, Ohio; Kunshan, China; Little Rock, Arkansas; Mexico City, Mexico; Milan, Italy; Mojave, California; Nykvarn, Sweeden; Oakwood, Georgia; Ontario, Canada; Ostrow Wielkopolski, Poland; Ruitz, France; Shildon, United Kingdom; Sylmar, California; Stowmarket, United Kingdom; Tepexpan, Mexico; Vantaa, Finland; Waxahachie, Texas; and Wroclaw, Poland.
     2021 PPG ANNUAL REPORT AND 10-K 4

INDUSTRIAL COATINGS

Strategic Business Unit	Products	Primary End-uses	Main Distribution Methods	Primary Brands
Automotive OEM(a) Coatings	Specifically formulated coatings, adhesives and sealants and metal pretreaments	Automotive original equipment and automotive parts and accessories	Direct to manufacturing companies and various coatings applicators	PPG®
Industrial Coatings	Specifically formulated coatings, adhesives and sealants and metal pretreaments; services and coatings application	Appliances, agricultural and construction equipment, consumer electronics, building products (including residential and commercial construction), kitchenware, transportation vehicles and numerous other finished products; On-site coatings services within several customer manufacturing locations as well as at regional service centers.		PPG®
Packaging Coatings	Specifically formulated coatings	Metal cans, closures, and plastic tubes for food, beverage and personal care, and promotional and specialty packaging		PPG®
Specialty Coatings and Materials	Amorphous precipitated silicas, TESLIN® substrate, Organic Light Emitting Diode (OLED) materials, optical lens materials and photochromic dyes	Silicas - Tire, battery separator and other end-uses
TESLIN - Labels, e-passports, drivers’ licenses, breathable membranes, loyalty cards and identification cards
OLED - displays and lighting
		Lens materials - optical lenses and color-change products		PPG® TESLIN®
(a) Original equipment manufacturer (OEM)

Segment Overview
This reportable business segment primarily supplies a variety of protective and decorative coatings and finishes along with adhesives, sealants, metal pretreatment products, optical monomers and coatings, low-friction coatings, precipitated silicas and other specialty materials.

Alliances	PPG has established alliances with Kansai Paints to serve Japanese-based automotive OEM customers in North America and Europe and Asian Paints Ltd. to serve certain aftermarket customers and automotive OEM customers in India.
Major Competitive Factors	Product performance, technology, quality, technical and customer service, price, customer productivity and distribution.
Global Competitors	Akzo Nobel N.V., Axalta Coating Systems Ltd., BASF Corporation, Kansai Paints, Nippon Paint and the Sherwin-Williams Company
2021 Strategic Acquisitions	Tikkurila, Wörwag, Cetelon. Refer to Note 2, “Acquisitions and Divestitures” in Item 8 of this Form 10-K for more information.
Average Number of Employees in 2021	16,000
Principal Manufacturing and Distribution Facilities	Barberton, Ohio; Busan, South Korea; Cieszyn, Poland; Cleveland, Ohio; Delfzijl, Netherlands; Lake Charles, Louisiana; Oak Creek, Wisconsin; Quattordio, Italy; San Juan del Rio, Mexico; Springdale, Pennsylvania; Sumaré, Brazil; Weingarten, Germany; and Suzhou, Tianjin and Zhangjiagang, China.

2021 PPG ANNUAL REPORT AND FORM 10-K 5

Research and Development

($ in millions)	2021	2020	2019
Research and development costs, including depreciation of research facilities	$463	$401	$456
% of annual net sales	2.8%	2.9%	3.0%
Technology innovation has been a hallmark of PPG’s success throughout its history. The Company seeks to optimize its investment in research and development to create new products to drive profitable growth. We align our product development with the macro trends in the markets we serve and leverage core technology platforms to develop products for unmet market needs. Additionally, we operate laboratories in close geographic proximity to our customers and we customize our products for our customers' end-use applications. Our history of successful technology introductions is based on a commitment to an efficient and effective innovation process and disciplined portfolio management. We have obtained government funding for a small portion of the Company’s research efforts, and we will continue to pursue government funding, where appropriate.
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
Through effective management of raw materials, energy and logistics, the Company maintains a competitive cost position and ensures ongoing security of supply. Security of a sufficient supply of high-quality raw materials is important to PPG’s continued success as it allows the Company to increase production as necessary to keep pace with customer demand. In 2021, we experienced shortages of certain raw materials, which negatively impacted our ability to fully meet customer demand. We are continuing our aggressive sourcing initiatives to improve our competitive cost position and broaden our supply of high-quality raw materials. These initiatives include qualifying multiple sources of supply, within Asia and other lower cost regions of the world, continuing to diversify our resin supply, including actions to expand our on-site resin manufacturing capabilities, and reducing the amount of titanium dioxide used in our product formulations.
We are subject to existing and evolving standards relating to the regulation and registration of chemicals which could potentially impact the availability and viability of some of the raw materials we use in our production processes. Our ongoing, global product stewardship efforts are directed at maintaining our compliance with these standards. Changes to chemical registration regulations have been proposed or implemented in the European Union and many countries, including China, Canada, the United States (“U.S.”), the United Kingdom (“U.K.”), Brazil, Mexico and South Korea. Because implementation of many of these programs has not been finalized, the financial impact cannot be estimated at this time. We anticipate that the number of chemical registration regulations will continue to increase globally, and we have implemented programs to track and comply with these regulations.
At PPG, our commitment to sustainability extends to our suppliers as an extension of our internal focus on sustainability. Our Global Supplier Code of Conduct clarifies our global expectations in the areas of business integrity, labor practices, associate health and safety, and environmental management. Our Supplier Sustainability Policy builds upon our Global Supplier Code of Conduct by establishing expectations for sustainability within our supply chain. This policy reinforces our expectations that our suppliers, as well as their subcontractors, will comply fully with applicable laws and adhere to internationally recognized environmental, social and corporate-governance standards.
     2021 PPG ANNUAL REPORT AND 10-K 6

In 2020, PPG engaged EcoVadis™, a leading global corporate social responsibility and sustainability ratings company, to leverage assessment processes, tools, resources and insights to drive sustainability standards and practices throughout PPG's global supply base. The EcoVadis sustainability intelligence suite assists PPG in providing broad-scale supply chain risk screening and mapping, more reliable supplier sustainability metric scorecards with actionable ratings, and complete audit and improvement management capabilities. In 2021, PPG earned a Gold rating from EcoVadis underscoring our ongoing commitment to corporate social responsibility (CSR) and our efforts to manage our economic, social and environmental impact.
We typically experience fluctuating prices for energy and raw materials driven by various factors, including changes in supplier feedstock costs and inventories, global industry activity levels, foreign currency exchange rates, government regulation, and global supply and demand factors. For 2021 versus 2020, we experienced increases in our operating costs of more than $1.0 billion led by raw material cost inflation. The increases in raw material costs were primarily driven by ongoing supply constraints, including various force majeure declarations, higher energy prices, maintenance outages at many of our suppliers, energy surcharges in Europe, labor availability challenges, transportation shortages and higher ocean freight costs. Also in 2021, we experienced increases in other logistics costs, driven by supply chain disruptions, logistical challenges, labor shortages and manufacturing interruptions at both our factories and those of our suppliers and customers. Based on the distribution nature of many of our businesses, logistics and distribution costs are significant.
Given the uncertainty presented by COVID’s impact on supply chains globally and the global economic recovery, we are not able to predict the 2022 full-year impact of changes in raw material pricing versus 2021; however, we expect the negative impact of raw material inflation to lessen as 2022 progresses.
Global Operations
PPG has a significant investment in non-U.S. operations. This broad geographic footprint serves to lessen the significance to us of economic impacts occurring in any one region of the world. As a result of our global footprint, we are subject to certain inherent risks, including economic and political conditions in international markets, trade protection measures and fluctuations in foreign currency exchange rates. During 2021, favorable foreign currency translation increased Net sales by approximately $345 million and Income before income taxes by approximately $60 million.
Our net sales in the developed and emerging regions of the world for the years ended December 31st are summarized below:

($ in millions)	2021	2020	2019
Net sales
United States, Canada, Western Europe	$10,918	$9,218	$10,191
Latin America, Central and Eastern Europe, Middle East, Africa, Asia Pacific	5,884	4,616	4,955
Total	$16,802	$13,834	$15,146
Refer to Note 19, “Revenue Recognition” in Item 8 of this Form 10-K for additional geographic information pertaining to sales and Note 20, “Reportable Business Segment Information” in Item 8 of this Form 10-K for geographic information related to PPG’s property, plant and equipment.
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
Employee Relations
The average number of people employed by PPG during 2021 was approximately 49,300, of which approximately 14,800 were in the United States and approximately 34,500 were elsewhere in the world. The Company has numerous collective bargaining agreements throughout the world. We observe local customs, laws and practices in labor relations when negotiating collective bargaining agreements. There were no significant work stoppages in 2021. While we have experienced occasional work stoppages as a result of the collective bargaining process and may experience some work stoppages in the future, we believe that we will be able to negotiate all labor agreements on satisfactory terms. To date, these work stoppages have not had a significant impact on our results of operations. Overall, we believe we have good relationships with our employees.
2021 PPG ANNUAL REPORT AND FORM 10-K 7

Human Capital
The PPG Way is how we enable, empower and engage each employee to implement the strategies needed to strengthen our position as an industry leader. It guides our employees and leaders as we strive to achieve our purpose of protecting and beautifying the world. Employee engagement is a measure of how authentically we are living our culture. We conduct employee surveys to increase dialogue among teams and implement meaningful action to improve results.
Our human capital management strategies provide the foundation for our teams to thrive and deliver exceptional performance. These strategies in the areas of culture and purpose, employee engagement, development and pay equity are overseen by the Human Management and Compensation Committee of our Board of Directors. We are committed to ensuring our employees are safe, healthy, enabled, engaged and valued for the diverse talents they bring to PPG. We believe that having quality dialogue with our people, recognizing the value they bring and championing an authentic culture generates engaged employees and a company that is more innovative, productive and competitive. Our focus on and investment in learning and development are crucial to ensuring we keep our people engaged, productive and successful at every stage of their careers. We are committed to promoting from within wherever possible while also bringing in new ideas, thoughts and insights.
Our environmental, health and safety policy and standards define our expectations, and we implement programs and initiatives to reduce health and safety risk in our operations. We measure progress against our health and safety goals using the injury and illness rate, which is calculated as the number of illness and injury incidents per 200,000 work hours. For both 2021 and 2020, our injury and illness rate was 0.26.
One of PPG’s greatest strengths is the diversity of our people, who represent wide-ranging nationalities, cultures, languages, religions, ethnicities, lifestyles, and professional and educational backgrounds. Their unique perspectives enable us to meet challenges quickly, creatively and effectively, providing a significant competitive advantage in today’s global economy. To ensure our people feel valued and respected, we are committed to providing a workplace that embraces a culture of diversity and inclusion and is free from harassment and bullying. In connection with our focus on diversity, equity and inclusion, PPG operates eight Employee Resource Networks (“ERNs”). These ERNs are open to all employees and are intended to provide an opportunity for in-depth discussion, focus and recommendations on how PPG can deliver higher growth and performance by creating a more diverse, equitable and inclusive organization.
More information about PPG’s human capital management strategies and our workforce can be found in the Proxy Statement for our 2022 Annual Meeting of Shareholders and our Sustainability Report and on our sustainability website at http://sustainability.ppg.com.
Environmental Matters
PPG is committed to operating in a sustainable manner and to helping our customers meet their sustainability goals. Our sustainability efforts are led by the Sustainability and Innovation Committee (formerly known as the Technology and Environment Committee) of our Board of Directors. At the management level, day-to-day implementation of our environmental, social and governance (“ESG”) initiatives is led by our Vice President, Global Sustainability, a new position created in 2021 to coordinate PPG’s ESG and sustainability programs and to communicate our ESG progress with our customers, shareholders and other stakeholders. The Vice President, Global Sustainability works with PPG’s Sustainability Committee, a committee of management consisting of senior corporate executives, to establish and monitor our sustainability goals, policies, programs and procedures that incorporate sustainability into our business practices, including resource management, climate change impacts, innovation, community engagement, communications, procurement, manufacturing and employee wellness.
Our dedication to innovation is intertwined with sustainability. Once again, we increased the percent of our sales from sustainable products to 38% in 2021 from 35% in 2020. We are marketing an ever-growing variety of products and services that protect the environment and provide safety and other benefits to our customers. Our products contribute to lighter, more fuel-efficient vehicles, airplanes and ships, and they help our customers reduce their energy consumption, conserve water and reduce waste. These products include a compact automotive paint process that saves energy and reduces water usage; sustainable, waterborne coatings formulations; lightweight sealants and coatings for aircraft; coatings that cool surfaces; coatings for recyclable metal packaging; antimicrobial products; and solutions for autonomous and battery-powered vehicles.
The Company’s commitment to sustainability continues to yield tangible results. In 2021, we again made significant progress reducing our energy intensity, greenhouse gas emissions intensity and waste intensity. More information about PPG’s sustainability values, efforts, goals and data and our community and employee engagement programs can be found in our Sustainability Report and on our sustainability website at http://sustainability.ppg.com.
We are subject to existing and evolving standards relating to the protection of the environment. In management’s opinion, the Company operates in an environmentally sound manner and is well positioned, relative to environmental matters, within the industries in which it operates. PPG is negotiating with various government agencies concerning current and
     2021 PPG ANNUAL REPORT AND 10-K 8

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
In addition to the $282 million currently reserved for environmental remediation efforts, we may be subject to loss contingencies related to environmental matters estimated to be approximately $100 million to $200 million. These reasonably possible unreserved losses relate to environmental matters at a number of sites, none of which are individually significant. The loss contingencies related to these sites include significant unresolved issues such as the nature and extent of contamination at these sites and the methods that may have to be employed to remediate them.

($ in millions)	2021	2020	2019
Capital expenditures for environmental control projects	$17	$12	$15
It is expected that capital expenditures for such projects in 2022 will be in the range of $20 million to $30 million. Although future capital expenditures are difficult to estimate accurately because of constantly changing regulatory standards and policies, it is likely that environmental control standards will become increasingly stringent and the cost of compliance will increase.
Management believes that the outcome of these environmental contingencies will not have a material adverse effect on PPG’s financial position or liquidity; however, any such outcome may be material to the results of operations of any particular period in which costs, if any, are recognized. Refer to Note 14, “Commitments and Contingent Liabilities” in Item 8 of this Form 10-K for additional information related to environmental matters and our accrued liability for estimated environmental remediation costs.
Available Information
The Company’s website address is www.ppg.com. The Company posts, and shareholders may access without charge, the Company’s recent filings and any amendments of its annual reports on Form 10-K, quarterly reports on Form 10-Q and its proxy statements as soon as reasonably practicable after such reports are filed with the Securities and Exchange Commission (“SEC”). The Company also posts all financial press releases, including earnings releases, to its website. All other reports filed or furnished to the SEC, including reports on Form 8-K, are available via direct link on PPG’s website to the SEC’s website, www.sec.gov. Reference to the Company’s, the SEC’s or other websites herein does not incorporate by reference any information contained on those websites, and such information should not be considered part of this Form 10-K.
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
Economic Risks
The effects of COVID-19 have negatively impacted and are continuing to adversely impact our financial condition and results of operations.
The effects of the public health crisis caused by COVID-19 have interfered with the ability of PPG, our suppliers, customers, and others to conduct business and have negatively affected consumer confidence and the global economy. Public health officials have recommended or mandated certain precautions to mitigate the spread of COVID-19, including prohibitions on congregating in groups, shelter-in-place orders, vaccination requirements or similar measures. Preventative and protective actions that public health officials, governments or PPG have taken with respect to COVID-19 have and will continue to adversely impact our business, suppliers, distribution channels, and customers, including business shutdowns or disruptions for an indefinite period of time, reduced operations, reduced workforce availability, reduced ability to supply products, or reduced demand for our products. Our financial condition, liquidity and results of operations have been and will continue to be adversely impacted by these preventative actions and the disruption to our
2021 PPG ANNUAL REPORT AND FORM 10-K 9

business and that of our suppliers and customers. As we cannot predict the duration or scope of COVID-19, the negative financial impact to our business cannot be reasonably estimated, but could be material.
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
Most of our raw materials are purchased from outside sources, and the Company has made, and plans to continue to make, supply arrangements to meet the planned operating requirements for the future. Adequate supply of critical raw materials is managed by establishing contracts, procuring from multiple sources, and identifying alternative materials or technology whenever possible. The Company is continuing its aggressive sourcing initiatives to effectively broaden our supply of high quality raw materials. These initiatives include qualifying multiple and local sources of supply, within Asia and other lower cost regions of the world, diversification of our resin supply including adding on-site resin production at certain manufacturing locations, and a reduction in the amount of titanium dioxide and other raw materials used in our product formulations. Our raw materials include bio-based materials as part of a product renewal strategy. Despite our actions undertaken to maintain supply arrangements adequate to meet planned operating requirements, raw material supply chain disruptions, including logistical and transportation challenges in many regions, have adversely impacted, and may continue to adversely impact, our financial results.
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
Demand for our products and services depends, in part, on the general economic conditions affecting the countries and markets in which we do business. Weak economic conditions in certain geographies and changing supply and demand balances in the markets we serve have negatively impacted demand for our products and services in the past and may do so in the future. Recently, global economic uncertainty has increased due to a number of factors, including COVID-19, consumer sentiment and commodity market volatility, disruption in supply chains globally, potential changes to international trade agreements, the imposition of tariffs and the threat of additional tariffs, and labor shortages in certain regions of the world. PPG provides products and services to a variety of end-use markets in many geographies. This broad end-use market exposure and expanded geographic presence lessens the significance of any individual decrease in activity levels; nonetheless, lower demand levels may result in lower sales, which would result in reduced Income from continuing operations and Cash from operating activities.
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
With each of our businesses, an increase in competition may cause us to lose market share, lose customers, or compel us to reduce prices to remain competitive, which could result in reduced margins for our products. Additionally, our ability to increase prices may impact the overall economics for the products we offer. Competitive pressures may not only reduce our margins but may also impact our revenues and our growth which could adversely affect our results of operations.
     2021 PPG ANNUAL REPORT AND 10-K 10

Legal, Regulatory, and Tax Risks
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
PPG is involved in a number of lawsuits and claims, both actual and potential, in which substantial monetary damages are sought. Those lawsuits and claims relate to contract, patent, environmental, product liability, asbestos exposure, antitrust, employment, securities and other matters arising out of the conduct of PPG’s current and past business activities. Any such claims, whether with or without merit, could be time consuming and expensive to defend and could divert management’s attention and resources. We maintain insurance against some, but not all, of these potential claims, and the levels of insurance we do maintain may not be adequate to fully cover any and all losses. We believe that, in the aggregate, the outcome of all current lawsuits and claims involving PPG, including those described in Note 14, “Commitments and Contingent Liabilities” in Item 8 of this Form 10-K, will not have a material effect on PPG’s consolidated financial position or liquidity; however, such outcome may be material to the results of operations of any particular period in which costs, if any, are recognized. Nonetheless, the results of any future litigation or claims are inherently unpredictable, and such outcomes could have a material adverse effect on our results of operations, Cash from operating activities or financial condition.
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
Further, although we believe that we have appropriate risk management and compliance programs in place, we cannot guarantee that our internal controls and compliance systems will always protect us from improper acts committed by employees, agents, business partners or businesses that we acquire. Any non-compliance or such improper actions or allegations could damage our reputation and subject us to civil or criminal investigations and shareholder lawsuits, could lead to substantial civil and criminal, monetary and non-monetary penalties, and could cause us to incur significant legal and investigatory costs.
Changes in the tax regimes and related government policies and regulations in the countries in which we operate could adversely affect our results and our effective tax rate.
As a multinational corporation, we are subject to various taxes in both the U.S. and non-U.S. jurisdictions. Due to economic and political conditions, tax rates in these various jurisdictions may be subject to significant changes. Our future effective income tax rate could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets or changes in tax laws or their interpretation. Further, PPG may continue to refine its estimates to incorporate new or better information as it becomes available. Recent developments, including potential U.S. or international tax reform, the European Commission’s investigations on illegal state aid as well as the Organisation for Economic Co-operation and Development project on Base Erosion and Profit Shifting may result in changes to long-standing tax principles, which could adversely affect our effective tax rate or result in higher cash tax liabilities. If our effective income tax rate was to increase, our Cash from operating activities, financial condition and results of operations would be adversely affected. Although we believe that our tax filing positions are appropriate, the final determination of tax audits or tax disputes may be different from what is reflected in our historical income tax
2021 PPG ANNUAL REPORT AND FORM 10-K 11

provisions and accruals. If future audits find that additional taxes are due, we may be subject to incremental tax liabilities, possibly including interest and penalties, which could have a material adverse effect on our Cash from operating activities, financial condition and results of operations.
Operational and Strategic Risks
Our international operations expose us to additional risks and uncertainties that could affect our financial results.
PPG has a significant investment in global operations. This broad geographic footprint serves to lessen the significance of economic impacts occurring in any one region. Notwithstanding the benefits of geographic diversification, our ability to achieve and maintain profitable growth in international markets is subject to risks related to the differing legal, political, social and regulatory requirements and economic conditions of many countries. As a result of our operations outside the U.S., we are subject to certain inherent risks, including political and economic uncertainty, inflation rates, exchange rates, trade protection measures, local labor conditions and laws, restrictions on foreign investments and repatriation of earnings, and weak intellectual property protection. Our percentage of sales generated in 2021 by products sold outside the U.S. was approximately 65%.
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
These risks or other problems encountered in connection with our past or future acquisitions and joint ventures could cause delays in realizing the anticipated benefits of such acquisitions or joint ventures, or such anticipated benefits may never be realized, which could adversely affect our results of operations, Cash from operating activities or financial condition.
Our ability to understand our customers’ specific preferences and requirements, and to innovate, develop, produce and market products that meet customer demand is critical to our business results.
Our business relies on continued global demand for our brands and products. To achieve our business goals, we must develop and sell products that appeal to customers. This is dependent on a number of factors, including our ability to produce products that meet the quality, performance and price expectations of our customers and our ability to develop effective sales, advertising and marketing programs.
We believe the automotive industry will experience significant and continued change in the coming years. Vehicle manufacturers continue to develop new safety features such as collision avoidance technology and self-driving vehicles that may reduce vehicle collisions in the future, potentially lowering demand for our automotive refinish coatings. In addition, through the introduction of new technologies, new business models or new methods of travel, such as
     2021 PPG ANNUAL REPORT AND 10-K 12

ridesharing, the number of automotive OEM new-builds may decline, potentially reducing demand for our automotive OEM coatings and related automotive parts.
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
Increased global information technology security requirements, threats and sophisticated and targeted computer crime pose a risk to the security of our systems, networks and the confidentiality, availability and integrity of our data. Despite our efforts to protect sensitive information and confidential and personal data, our facilities and systems may be vulnerable to security breaches. This could lead to negative publicity, theft or other financial loss, modification or destruction of proprietary information or key information, manufacture of defective products, production downtimes and operational disruptions, which could adversely affect our reputation, competitiveness and results of operations.
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
As discussed in the Explanatory Note, Note 2, “Restatement of Previously Reported Consolidated Annual Financial Statements” and in Note 19, “Quarterly Financial Information (unaudited)” in Item 8 of the 2017 Form 10-K/A, in 2018 we concluded that our previously issued financial statements as of December 31, 2017 and 2016, and for each of the quarterly and year-to-date periods in 2017, and the final quarterly and year-to-date period in 2016, should no longer be relied upon. The determination that the applicable financial statements should no longer be relied upon and that these financial statements would be restated was made following the identification of misstatements. Although the Company restated these financial statements, remediated the material weakness in the Company’s internal control over financial reporting, reached a settlement with the SEC and is no longer the subject of an investigation by the U.S. Attorney’s Office, we continue to be subject to risks and uncertainties relating to these events, including advancement of legal expenses and potential indemnification obligations to certain current and former employees who are responding to investigations by the SEC and U.S. Attorney’s Office for alleged violations of the securities laws relating to the restatement described above, potential loss of investor confidence, potential reputational harm and a potential negative impact on our stock price.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
PPG’s corporate headquarters is located in the United States in Pittsburgh, Pa. The Company’s manufacturing facilities, sales offices, research and development centers and distribution centers are located throughout the world. Refer to Item 1. “Business” of this Form 10-K for the principal manufacturing and distribution facilities by reportable business segment.
The Company’s principal research and development centers are located in Allison Park, Pa.; Tianjin, China; Cleveland, Oh.; Springdale, Pa.; Milan, Italy; Monroeville, Pa.; Harmar, Pa.; Ingersheim, Germany; Marly, France; Oak Creek, Wi.; Sumare, Brazil; Amsterdam, Netherlands; Vantaa, Finland; Tepexpan, Mexico; Burbank, Ca.; Zhangjiagang, China; Cheonan, Republic of Korea; Wroclaw, Poland; Bangplee, Thailand; and Sylmar, Ca.
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
2021 PPG ANNUAL REPORT AND FORM 10-K 13

and claims against others include claims against insurers and other third parties with respect to actual and contingent losses related to environmental, asbestos and other matters.
As previously disclosed, the SEC is conducting a non-public investigation of accounting matters described in the Explanatory Note and in Note 2, “Restatement of Previously Reported Consolidated Annual Financial Statements" in Item 8 of the Company’s 2017 Form 10-K/A. On September 26, 2019, PPG announced a final settlement with the SEC as to the Company. Without admitting or denying the findings in the SEC’s administrative cease-and-desist order, the Company consented to the entry of the order, which imposed no financial penalty. The Company continues to cooperate fully with the SEC’s ongoing investigation relating to these accounting matters. The Company is also cooperating fully with an investigation into the same accounting matters commenced by the U.S. Attorney’s Office for the Western District of Pennsylvania (“USAO”). As previously disclosed, the USAO has informed PPG that it will not pursue any action as to the Company.
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
For many years, PPG has been a defendant in lawsuits involving claims alleging personal injury from exposure to asbestos. For a description of asbestos litigation affecting the Company, see Note 14, “Commitments and Contingent Liabilities” to the accompanying consolidated financial statements in Part I, Item 8 of this Form 10-K.
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
     2021 PPG ANNUAL REPORT AND 10-K 14

Information About Our Executive Officers
Set forth below is information related to the Company’s executive officers as of February 17, 2022.

Name	Age	Title
Michael H. McGarry (a)	63	Chairman and Chief Executive Officer since September 2016
Anne M. Foulkes (b)	59	Senior Vice President and General Counsel since September 2018
Timothy M. Knavish (c)	56	Executive Vice President since October 2019
Rebecca B. Liebert (d)	54	Executive Vice President since October 2019
Vincent J. Morales (e)	56	Senior Vice President and Chief Financial Officer since March 2017
Amy R. Ericson (f)	56	Senior Vice President, Packaging Coatings since July 2018
Ramaprasad Vadlamannati (g)	59	Senior Vice President, Protective and Marine Coatings and President PPG EMEA since October 2019
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
(c)On December 9, 2021, Mr. Knavish was appointed Chief Operating Officer, effective March 1, 2022. Mr. Knavish served as Senior Vice President, Architectural Coatings and President, PPG EMEA from January 2019 through September 2019, Senior Vice President, Industrial Coatings from October 2017 through December 2018, Senior Vice President, Automotive Coatings from March 2016 through September 2017, Vice President, Protective and Marine Coatings from August 2012 through February 2016 and Vice President, Automotive Coatings, Americas from March 2010 through July 2012.
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
2021 PPG ANNUAL REPORT AND FORM 10-K 15

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

Issuer Purchases of Equity Securities - Fourth Quarter 2021
Month	Total Number of Shares Purchased	Avg. Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Max. Number of Shares That May Yet Be Purchased Under the Programs(1)
October 2021
Repurchase program	247,000	$161.97	247,000	9,157,071
November 2021
Repurchase program	246,000	$158.24	246,000	9,284,708
December 2021
Repurchase program	1,028,765	$166.39	1,028,765	7,308,344
Total quarter ended December 31, 2021
Repurchase program	1,521,765	$164.35	1,521,765	7,308,344
(1)In December 2017, PPG's board of directors approved a $2.5 billion share repurchase program. The remaining shares yet to be purchased under the program has been calculated using PPG’s closing stock price on the last business day of the respective month. This repurchase program has no expiration date.
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion includes a comparison of our results of operations and liquidity and capital resources for the years ended December 31, 2021 and 2020. A discussion of changes in our results of operations for the year ended December 31, 2020 as compared to the year ended December 31, 2019 has been omitted from this Form 10-K, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2020 Form 10-K, filed with the Securities and Exchange Commission on February 18, 2021.
Performance Overview
Net Sales by Region

			% Change
($ in millions, except percentages)	2021	2020	2021 vs. 2020
United States and Canada	$6,676	$5,668	17.8%
Europe, Middle East and Africa (EMEA)	5,436	4,328	25.6%
Asia Pacific	2,977	2,431	22.5%
Latin America	1,713	1,407	21.7%
Total	$16,802	$13,834	21.5%
Net sales increased $2,968 million due to the following:
● Acquisition-related sales (+9%)
● Higher sales volumes (+5%)
● Higher selling prices (+5%)
● Favorable foreign currency translation (+2%)
Net sales increased versus prior year driven by higher sales volumes in each major region and higher selling prices across all businesses. Additionally, the five recent acquisitions (Ennis-Flint, VersaFlex, Cetelon, Wörwag and Tikkurila) increased net sales in 2021.
Foreign currency translation increased net sales by approximately 2% as the U.S. dollar, on an average basis, weakened against most foreign currencies versus the prior year, most notably the euro, the Chinese yuan, and the Mexican peso.
For specific business results, see the Performance of Reportable Business Segments section within Item 7 of this Form 10-K.
     2021 PPG ANNUAL REPORT AND 10-K 16

Cost of sales, exclusive of depreciation and amortization

			% Change
($ in millions, except percentages)	2021	2020	2021 vs. 2020
Cost of sales, exclusive of depreciation and amortization	$10,286	$7,777	32.3%
Cost of sales as a % of net sales	61.2%	56.2%	5.0%
Cost of sales, exclusive of depreciation and amortization, increased $2,509 million due to the following:
● Raw material and logistics cost inflation
● Cost of sales attributable to acquired businesses
● Higher sales volumes
● Unfavorable foreign currency inflation
Selling, general and administrative expenses

			% Change
($ in millions, except percentages)	2021	2020	2021 vs. 2020
Selling, general and administrative expenses	$3,780	$3,389	11.5%
Selling, general and administrative expenses as a % of net sales	22.5%	24.5%	(2.0)%
Selling, general and administrative expenses increased $391 million primarily due to:
● Selling, general and administrative expenses from acquired businesses
● Wage and other cost inflation
● Unfavorable foreign currency inflation
Partially offset by:
● Cost savings initiatives, including restructuring actions
Other charges and other income

			% Change
($ in millions, except percentages)	2021	2020	2021 vs. 2020
Interest expense, net of Interest income	$95	$115	(17.4)%
Impairment charges	$21	$93	(77.4)%
Asbestos-related claims reserve adjustment	($133)	$—	N/A
Business restructuring, net	$31	$174	(82.2)%
Pension settlement charge	$50	$—	N/A
Other charges	$29	$104	(72.1)%
Other income	($172)	($68)	152.9%
Interest expense, net of Interest income
Interest expense, net of Interest income decreased $20 million in 2021 versus 2020 primarily due to more favorable interest rates on outstanding debt.
Impairment charges
In 2021 and 2020, impairment charges were recorded for the write-down of certain assets related to the previously planned sale of certain smaller entities in non-strategic regions. Also, in 2020, an impairment charge was recorded to reduce the carrying value of an indefinite-lived trademark. Refer to Note 2, ”Acquisitions and Divestitures” and Note 6, “Goodwill and Other Identifiable Intangible Assets” in Item 8 of this Form 10-K for additional information.
Asbestos-related claims reserve adjustment
In 2021, the reserve for asbestos-related claims was reduced to reflect the Company’s current estimate of potential liability for these claims. Refer to Note 14 “Commitments and Contingent Liabilities” in Item 8 of this Form 10-K for additional information.
Business restructuring, net
Pretax restructuring charges of $54 million related to recent acquisitions were recorded in 2021, partially offset by certain changes in estimates to complete previously recorded programs of $23 million. Pretax restructuring charges of $203 million were recorded in 2020, offset by certain changes in estimates to complete previously recorded programs of $29 million. Refer to Note 7, "Business Restructuring" in Item 8 of this Form 10-K for additional information.
2021 PPG ANNUAL REPORT AND FORM 10-K 17

Pension settlement charge
In December 2021, the Company purchased group annuity contracts that transferred pension benefit obligations for certain of the Company’s retirees in Canada to a third-party insurance company. This transaction resulted in a pension settlement charge of $50 million. Refer to Note 13, “Employee Benefit Plans" in Item 8 of this Form 10-K for additional information.
Other charges
Other charges were lower in 2021 as compared to the prior year primarily due to lower non-service components of net periodic pension cost.
Other income
Other income was higher in 2021 than prior year primarily due to a $34 million gain on the sale of a production facility in connection with the Company’s manufacturing footprint consolidation plans and associated restructuring programs, as well as favorable legal settlements.
Effective tax rate and earnings per diluted share, continuing operations

			% Change
($ in millions, except percentages)	2021	2020	2021 vs. 2020
Income tax expense	$374	$291	28.5%
Effective tax rate	20.6%	21.4%	(0.8)%
Adjusted effective tax rate, continuing operations*	20.0%	22.6%	(2.6)%

Earnings per diluted share, continuing operations	$5.93	$4.44	33.6%
Adjusted earnings per diluted share, continuing operations*	$6.77	$6.12	10.6%
*See the Regulation G reconciliations - results of operations
The effective tax rate for the year-ended December 31, 2021 was 20.6%, a decrease of 0.8% from the prior year primarily driven by a benefit from releases of reserves for uncertain tax positions.
Earnings per diluted share and adjusted earnings per diluted share from continuing operations for the year ended December 31, 2021 increased year-over-year, driven by increased net sales in 2021 due to acquisition-related sales, higher sales volumes and higher selling prices. The impact of higher net sales on earnings was partially offset by higher raw material costs due to ongoing supply constraints and higher transportation costs driven by supply chain disruptions related to COVID-19. Refer to the Regulation G Reconciliations - Results from Operations for additional information.
Regulation G Reconciliations - Results from Operations
PPG believes investors’ understanding of the Company’s performance is enhanced by the disclosure of net income from continuing operations, earnings per diluted share from continuing operations, PPG’s effective tax rate and segment income adjusted for certain items. PPG’s management considers this information useful in providing insight into the Company’s ongoing performance because it excludes the impact of items that cannot reasonably be expected to recur on a quarterly basis or that are not attributable to our primary operations. Net income from continuing operations, earnings per diluted share from continuing operations, the effective tax rate and segment income adjusted for these items are not recognized financial measures determined in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and should not be considered a substitute for net income from continuing operations, earnings per diluted share from continuing operations, the effective tax rate, segment income or other financial measures as computed in accordance with U.S. GAAP. In addition, adjusted net income, adjusted earnings per diluted share and the adjusted effective tax rate may not be comparable to similarly titled measures as reported by other companies.
Income before income taxes from continuing operations is reconciled to adjusted income before income taxes from continuing operations, the effective tax rate from continuing operations is reconciled to the adjusted effective tax rate from continuing operations and net income from continuing operations (attributable to PPG) and earnings per share – assuming dilution (attributable to PPG) are reconciled to adjusted net income from continuing operations (attributable to PPG) and adjusted earnings per share – assuming dilution below.
     2021 PPG ANNUAL REPORT AND 10-K 18

($ in millions, except percentages and per share amounts)	Income Before Income Taxes	Income Tax Expense	Effective Tax Rate	Net income from continuing operations (attributable to PPG)	Earnings per diluted share(1)
Year-ended December 31, 2021
As reported, continuing operations	$1,815	$374	20.6%	$1,420	$5.93
Includes:
Acquisition-related amortization expense(2)	172	42	24.4%	130	0.55
Acquisition-related costs, net(3)	86	17	19.8%	69	0.29
Pension settlement charge	50	14	26.6%	36	0.15
Net charges related to environmental remediation	35	9	24.3%	26	0.11
Net tax charge related to UK statutory rate change	—	(22)	N/A	22	0.09
Net charges related to business restructuring-related costs(4)	27	7	25.9%	20	0.08
Expenses incurred due to natural disasters(5)	17	4	24.3%	13	0.06
Impairment charge(6)	21	6	29.2%	12	0.05
Decrease in allowance for doubtful accounts related to COVID-19	(14)	(3)	24.7%	(11)	(0.05)
Income from legal settlements	(22)	(5)	24.3%	(17)	(0.07)
Asbestos-related claims reserve adjustment(7)	(133)	(32)	24.3%	(101)	(0.42)
Adjusted, continuing operations, excluding certain items	$2,054	$411	20.0%	$1,619	$6.77

($ in millions, except percentages and per share amounts)	Income Before Income Taxes	Income Tax Expense	Effective Tax Rate	Net income from continuing operations (attributable to PPG)	Earnings per diluted share(1)
Year-ended December 31, 2020
As reported, continuing operations	$1,362	$291	21.4%	$1,056	$4.44
Includes:
Acquisition-related amortization expense(2)	132	33	25.0%	99	0.42
Net charges related to business restructuring-related costs(4)	224	58	25.9%	166	0.70
Impairment charges(6)	93	25	26.9%	64	0.27
Increase in allowance for doubtful accounts related to COVID-19	30	7	23.2%	23	0.10
Net charges related to environmental remediation	26	7	24.7%	19	0.08
Expenses incurred due to natural disasters(5)	17	4	24.7%	13	0.06
Acquisition-related costs(3)	9	2	21.6%	7	0.03
Debt extinguishment charge	7	2	24.3%	5	0.02
Adjusted, continuing operations, excluding certain items	$1,900	$429	22.6%	$1,452	$6.12
(1)    Earnings per diluted share is calculated based on unrounded numbers. Figures in the table may not recalculate due to rounding.
(2)    Beginning in 2021, the Company reports adjusted earnings per diluted share excluding amortization expense relating to intangible assets from completed acquisitions. Adjusted earnings per diluted share for 2020, as shown in the table above, has been recast to exclude acquisition-related amortization expense.
(3)    Acquisition-related costs, net include advisory, legal, accounting, valuation, other professional or consulting fees, and certain internal costs directly incurred to effect acquisitions. These costs are included in Selling, general and administrative expense in the consolidated statement of income. Acquisition-related costs, net also include the impact for the step up to fair value of inventory acquired in certain acquisitions which are included in Cost of Sales, exclusive of depreciation and amortization in the consolidated statement of income.
(4)    Included in business restructuring-related costs, net are business restructuring charges, accelerated depreciation of certain assets and other related costs, offset by releases related to previously approved programs and a $34 million gain on the sale of certain assets in 2021 in connection with the Company’s manufacturing footprint consolidation plans and associated restructuring programs. This gain is included in Other income in the consolidated statement of income.
(5)    In 2020, two hurricanes damaged a southern U.S. factory supporting the Company's specialty coatings and materials business. In early 2021, a winter storm further damaged that factory as well as other company factories in the southern U.S. Incremental expenses incurred due to these storms included costs related to maintenance and repairs of damaged property, freight and utility premiums and other incremental expenses directly related to the impacted areas.
(6)    In 2021 and 2020, impairment charges were recorded for the write-down of certain assets related to the previously planned sale of certain smaller entities in non-strategic regions. Also in 2020, an impairment charge was recorded to reduce the carrying value of an indefinite-lived trademark. In 2021 and 2020, net loss of $3 million and $4 million, respectively, was attributable to noncontrolling interests.
(7)    In the fourth quarter 2021, the reserve for asbestos-related claims was reduced to reflect the Company’s current estimate of potential liability for these claims.

2021 PPG ANNUAL REPORT AND FORM 10-K 19

Performance of Reportable Business Segments
Performance Coatings

			$ Change	% Change
($ in millions, except percentages)	2021	2020	2021 vs. 2020	2021 vs. 2020
Net sales	$10,333	$8,495	$1,838	21.6%
Segment income	$1,491	$1,359	$132	9.7%
Amortization expense	$126	$92	$34	37.0%
Segment income, excluding amortization expense	$1,617	$1,451	$166	11.4%
Performance Coatings net sales increased due to the following:
● Acquisition-related sales (+12%)
● Higher selling prices (+4%)
● Higher sales volumes (+3%)
● Favorable foreign currency translation (+3%)
In 2021, the acquisitions of Ennis-Flint, Tikkurila and VersaFlex increased net sales in the Performance Coatings segment versus prior year.
Architectural coatings – Americas and Asia Pacific net sales increased a mid-single-digit percentage during the year with differences by channel and region. Despite a strong first quarter, the remaining nine months of the year were negatively impacted by raw material shortages. Favorable foreign currency benefited net sales due to the strengthening of the Mexican peso and certain currencies in the Asia Pacific region. In Mexico, PPG Comex architectural coatings business net sales, excluding the impact of currency and acquisitions (organic sales) increased by about 10% compared to the prior year as the concessionaire network sell-out of PPG products continued to be strong.
Architectural coatings – EMEA net sales increased about 25% versus prior year largely driven by acquisition-related sales from Tikkurila and higher selling prices. Favorable foreign currency translation benefited net sales compared to the prior year. Sales volumes were strong in the first half of the year but were negatively impacted by raw material shortages in the second half.
Net sales for automotive refinish coatings increased over 20%, with significant growth in each region versus prior year driven by an increase in global miles driven and traffic density in most of the world coupled with higher selling prices.
Aerospace coatings net sales increased a low-single-digit percentage during the year primarily due to favorable foreign currency translation. Sales volumes were flat compared to prior year as a modest increase in demand for the Company’s military applications was offset by a decline in commercial OEM.
Net sales in the protective and marine coatings business increased over 35% versus prior year due to higher selling prices, strong demand in the Asia Pacific region and acquisition-related sales from VersaFlex.
Segment income increased $132 million year-over-year due to higher selling prices, higher sales volumes, acquisition-related earnings and savings from previously approved restructuring actions, partially offset by raw material and logistics cost inflation.
Looking Ahead: First Quarter 2022
In the Performance Coatings reportable business segment, supply chain and manufacturing disruptions are expected to continue as the first quarter 2022 progresses. The supply of several key inputs remains tight, which will continue to constrain sales. Further selling price increases have been secured or are being initiated during the quarter for all businesses. The Company will continue to execute against various cost-savings initiatives. Aggregate sales volumes in the first quarter are anticipated to be lower by a mid-single-digit percentage compared to the first quarter 2021, which still exhibited elevated architectural do-it-yourself (“DIY”) demand in many regions. First quarter 2022 acquisition-related sales are estimated to be between $150 million and $170 million from Tikkurila and VersaFlex. Historically, Tikkurila sales improve sequentially in the first quarter compared to the fourth quarter as it supports building inventory in its distribution channel.
     2021 PPG ANNUAL REPORT AND 10-K 20

Industrial Coatings

			$ Change	% Change
($ in millions, except percentages)	2021	2020	2021 vs. 2020	2021 vs. 2020
Net sales	$6,469	$5,339	$1,130	21.2%
Segment income	$680	$750	($70)	(9.3)%
Amortization expense	$46	$40	$6	15.0%
Segment income, excluding amortization expense	$726	$790	($64)	(8.1)%
Industrial Coatings segment net sales increased due to the following:
● Higher sales volumes (+9%)
● Acquisition-related sales (+5%)
● Higher selling prices (+5%)
● Favorable foreign currency translation (+2%)
In 2021, the acquisitions of Wörwag, Tikkurila and Cetelon increased net sales in the Industrial Coatings segment versus prior year.
Automotive OEM coatings sales volumes increased by a mid-single-digit percentage year-over-year, with declines in the second half of the year. During the year, industry-wide production disruptions worsened at many automotive OEM customers due to semiconductor chip shortages. In the U.S., automotive OEM dealer inventories remained at historically low levels as consumer demand remained very robust while production levels were constrained.
For the industrial coatings business, organic sales increased by a high-teen-percentage year-over-year as global industrial production continued to improve in most regions. Selling prices and sales volumes were higher in all regions versus prior year, and growth was led by the appliance and heavy-duty equipment sub-segments.
Packaging coatings organic sales increased by a mid-teen-percentage year-over-year due to higher selling prices and sales volume growth, including strong growth across the canned beverage segment partially offset by softening demand for the canned food segment compared to elevated levels in the prior year.
Specialty coatings and materials net sales increased by about 35% versus the prior year driven by higher sales volumes in the U.S. and Europe.
Segment income decreased $70 million year-over-year due to raw material cost inflation, partially offset by higher selling prices, higher sales volumes and savings from previously approved restructuring actions.
Looking Ahead: First Quarter 2022
Aggregate sales volumes for the Industrial Coatings reportable business segment for the first quarter 2022 are expected to be lower by a mid-single-digit percentage compared to the prior-year first quarter, due to ongoing impacts from customer supply disruptions and coatings raw material shortages, along with continuing COVID-related operational challenges. Many of these factors are also expected to lead to additional raw material cost inflation in the first quarter sequentially versus the fourth quarter. The Company continues to prioritize working with customers to secure further selling price increases in all businesses. Segment margins are expected to begin improving on a sequential basis in the first half 2022. The Company will also continue to aggressively manage costs, which will include executing against various cost-savings initiatives. The acquisitions of Wörwag and Cetelon are expected to deliver sales of about $100 million in the first quarter, with margins below the segment’s average.
Review and Outlook
During 2021, supply disruptions, severe cost inflation, and continuing impacts from COVID-19 significantly impacted net sales and earnings and the Company’s ability to meet robust aggregate customer demand. There was partial recovery in end-use markets that were significantly impacted by mobility restrictions in 2020, such as automotive refinish coatings and aerospace coatings, but both remained below 2019 global demand levels. Demand for architectural products was mixed as DIY gradually moderated to pre-pandemic levels. This was partially offset by strong recovery in do-it-for-me (“DIFM”) activity as professional paint contractor project work improved from lower levels in 2020, supported by a strong U.S. housing market. A significant shortage of semiconductor chips developed as the year progressed which constrained automotive OEM manufacturers’ production, despite strong underlying demand in many regions. Raw material cost inflation trended higher throughout the year, finishing the fourth quarter about 30% above the prior year fourth quarter. Some other key costs continued to increase in 2021, such as logistics, employee wage and benefit costs. The Company took swift action to collaborate with its customers and increase selling prices to help mitigate the elevated input costs which drove a 5% increase in selling prices compared to 2020. PPG’s net sales, excluding foreign currency translation impact, increased approximately 19% versus the prior year and were a record $16.8 billion. Organic sales were up by about 10% and acquisition-related sales contributed 9% to net sales growth compared to prior year. The Company
2021 PPG ANNUAL REPORT AND FORM 10-K 21

benefited from five strategic acquisitions that were completed between December 2020 and June 2021. Foreign currency translation was favorable for the year and impacted net sales by about 2%.
U.S. and Canada
In 2021, economic activity rebounded sharply from depressed levels experienced due to pandemic related restrictions in 2020. For the full year, U.S. GDP and industrial production both increased by nearly 6%. Demand in the residential and commercial construction markets also significantly improved during 2021. New home starts advanced by a low-teen percentage in 2021 versus approximately 8% in 2020. Residential remodeling was up by about 9% in 2021 versus 2020 supported by strong housing fundamentals. Commercial construction was down approximately 10% compared to 2020. Market demand for architectural paint shifted significantly back to DIFM from the DIY channel during the year as lower U.S. unemployment and increased mobility resulted in consumers choosing to hire professional paint contractors. Architectural coatings sales volumes in the U.S. and Canada were negatively impacted by severe raw material shortages that prevented the Company from meeting the demand for its architectural products. Despite strong demand for automotive OEM products, the semiconductor chip shortage constrained production. Automotive OEM industry builds were similar to 2020 and remain about 20% below 2019 production levels. The aerospace coatings business began what is expected to be a multi-year recovery to regain 2019 activity levels. Before the pandemic, the Company’s sales mix was approximately 70% commercial and 30% military. During the pandemic and through 2021, sales volumes for military applications remained solid, in part due to specification of PPG products with advantaged technology. The commercial segment remains down about 40% due to lower passenger miles flown and significantly fewer international flights. The commercial aftermarket segment did show a strong recovery in the second half of 2021 as domestic flight activity improved throughout the world. The automotive refinish coatings business also experienced gradual improvement through the year as miles driven and collision claims trended toward pre-pandemic levels. Packaging coatings was favorably impacted by new business wins at a number of new packaged beverage can factories and overall solid demand for the Company’s sustainable products. Higher acquisition-related sales were mostly related to the Ennis-Flint acquisition which is now the traffic solutions business. Overall sales volumes in the region were higher by a mid-single-digit percentage compared to the prior year. Solid year-over year increases in automotive refinish, industrial, automotive OEM and packaging coatings businesses were partially offset by lower year-over-year sales volumes in architectural and aerospace coatings. Aggregate regional sales volumes remain about 10% lower than the fourth quarter 2019. The U.S. and Canada remained PPG’s largest region, representing approximately 40% of 2021 net sales.
Europe, Middle East and Africa
European economic activity improved in 2021, but was constrained by supply disruptions. Industrial production and manufacturing rates in the region were higher than 2020. Activity in this region was negatively impacted by mobility restrictions associated with COVID-19 and by the U.K.’s exit from the European Union which further disrupted logistics, especially to and from the U.K. Semiconductor chip shortages negatively impacted automotive OEM sales volumes versus prior year, despite strong demand. Architectural coatings – EMEA net sales were higher driven by strong demand by professional paint contractors and the June 2021 acquisition of Tikkurila, partially offset by lower demand for architectural DIY products from elevated levels in 2020. Net sales were aided by partial recovery in the aerospace and automotive refinish coatings businesses. Demand for packaging coatings and general industrial products was solid.
EMEA represented approximately 32% of PPG’s 2021 net sales, modestly higher than 2020. Net sales, excluding the impact of foreign currency translation, increased over 20%, led by higher selling prices and acquisition-related sales. Regional sales volumes were up a mid-single-digit percentage compared to 2020, but remain 8% below 2019.
Asia Pacific and Latin America
The emerging regions of Asia Pacific and Latin America represented 28% of PPG’s 2021 net sales in aggregate, similar to the prior year.
Asia Pacific remained the largest emerging region, with net sales of nearly $3 billion, led by China, which remained PPG’s second largest country by revenue. Net sales in 2021 were more than 20% higher than 2020 driven by strong organic growth that was up a mid-teen-percentage compared to 2020. The sales volume growth was led by recovering demand for coatings products from softer economic activity in 2020 and demand for the Company’s technologically advantaged products. Sales volumes were the strongest in the protective and marine, industrial, and packaging coatings businesses. Sales volumes in the automotive OEM end-use market were positive and above industry build rates, but were constrained by semiconductor chip shortages. Sales volumes in the region were slightly higher compared to 2019.
Overall, demand in Latin America sharply increased year-over-year driven by improved economic activity in most end-use markets. Organic sales were higher by a high-teen-percentage as compared to 2020. Strong contributions were made by the PPG Comex business, which continued to outpace the industry and added over 150 new concessionaire locations during 2021. Additionally, all the businesses in the industrial coatings reportable segment delivered strong year over year sales growth. Foreign currency translation finished about 3% favorable compared to 2020, principally driven by a weaker
     2021 PPG ANNUAL REPORT AND 10-K 22

U.S. dollar compared to currencies, including the Mexican peso and Brazilian real. Sales volumes in the region were up a low-single-digit percentage compared to 2019.
Outlook
We expect solid global market growth in 2022 that will likely be uneven by region and end-use. As 2022 progresses, we expect demand for coatings products to benefit from more economic re-opening, an easing of supply chain problems, general inventory rebuilding across many end-use markets, and healthy consumer spending. Continued recovery is expected in the automotive refinish, automotive OEM and aerospace coatings businesses, which collectively accounted for about 40% of the Company’s pre-pandemic sales, and where the Company has broad global businesses supported by advantaged technologies.
The heightened supply and COVID-related disruptions experienced in the fourth quarter 2021 are expected to continue into the first quarter of 2022, impacting the Company’s ability to manufacture and deliver product. We anticipate more favorable economic conditions in the second quarter.
We anticipate that PPG’s U.S. and Canada regional growth will be led by aerospace and automotive OEM coatings as both end-use markets continue their recovery to pre-pandemic demand levels. Automotive OEM industry builds in the region are expected to be higher by a mid-teen-percentage compared to 2021. Architectural DIY demand is expected to remain at more moderate levels during 2022 and similar to 2019. Traffic solutions demand should be aided later in 2022 as infrastructure activity gains momentum.
We expect industry demand trends in 2022 in Europe to gradually improve from those experienced in 2021, particularly in the automotive OEM and refinish coatings businesses. The integration of Tikkurila will continue, and synergies from recent acquisitions should aid earnings growth. Regional growth is expected to remain mixed by sub-region and country. Favorable end-use trends are expected to continue in packaging, protective and marine, and general industrial coatings. Overall demand is expected to be similar but mixed by country in the architectural coatings business. Raw material availability is expected to gradually improve as the year progresses. We continue to monitor the economic environment in the U.K., as its exit from the European Union progresses and impacts consumer sentiment, logistics, labor availability and coatings demand.
In Asia Pacific, we expect economic activity to be soft in China during the first quarter as more severe operating restrictions have recently been imposed due to COVID and the Winter Olympics. The region is expected to receive stimulus support that should help aid economic activity as the year progresses. Economic output in Southeast Asia and India is still below 2019 levels, but is expected to improve in 2022. In China, we expect continued growth above the global average despite challenges in the real estate market and heightened risks as the Chinese economy continues to rely more on domestic consumption. The recovery in marine coatings new-build demand is expected to gain momentum as order books for large vessels and container ships is at multi-year highs.
In Latin America, we anticipate slightly better economic conditions in Mexico, most of Central America and South America compared to 2021. We expect continued strong demand in the PPG Comex architectural coatings business.
Significant other factors
We made significant progress on the global restructuring programs that were announced in April 2018, June 2019 and June 2020. The April 2018 program has been substantially completed. In the fourth quarter 2021, the Company approved business restructuring plans related to recent acquisitions. Aggregate restructuring savings related to the 2020, 2019 and 2018 programs was approximately $135 million in 2021. Aggregate restructuring savings is expected to be at least $70 million in 2022, including the impact of acquisition synergies. We will continue to monitor and aggressively manage the Company’s cost structure to ensure alignment with the overall demand environment.
Raw materials are our most significant input cost. PPG experiences fluctuating energy and raw material costs driven by various factors, including changes in supplier feedstock costs and inventories, global industry activity levels, foreign currency exchange rates, and global supply and demand factors.
In aggregate, average raw material costs were significantly higher in 2021 versus 2020. The increases in raw material costs were primarily driven by ongoing supply constraints, including various force majeure declarations, higher energy prices, maintenance outages at many of our suppliers, energy surcharges in Europe, labor availability challenges, transportation shortages and higher ocean freight costs. PPG currently expects raw material costs to be between 25% and 30% higher on a year-over-year basis in the first quarter 2022. Cost inflation is expected in several other areas, including wage, benefit and logistics costs in 2022.
We achieved selling price improvement across all businesses in 2021, reflecting the Company’s efforts to offset various inflationary pressures. The Company will continue to prioritize additional selling price increases in the first quarter 2022 and will seek additional increases throughout the year as necessary.
2021 PPG ANNUAL REPORT AND FORM 10-K 23

In 2021, we experienced favorable foreign currency translation throughout the year. We expect unfavorable year-over-year foreign currency translation in 2022. The foreign currency environment continues to be volatile, and the impact on 2022 net sales and income before income taxes could differ from this expectation. The Company generally purchases raw materials, incurs manufacturing costs and sells finished goods in the same currency, so we typically incur only modest foreign currency transaction-related impacts.
The 2022 effective tax rate from continuing operations is expected to be in the range of 22% to 23%, varying by quarter. This range represents the Company’s best estimate.
Over the past five years, the Company used over $3 billion of cash to repurchase approximately 27 million shares of PPG stock, including $210 million in 2021. The Company ended the year with approximately $1.3 billion remaining under its current share repurchase authorization. During 2021, the Company deployed $2.1 billion for acquisitions, $371 million for capital expenditures and $536 million for dividends. In 2021, PPG marked the 50th annual per share dividend increase and the 122nd successive year of annual dividend payments.
PPG ended 2021 with approximately $1.1 billion in cash and short-term investments. The Company expects continued strong cash generation in 2022.
Commitments and Contingent Liabilities, including Environmental Matters
PPG is involved in a number of lawsuits and claims, both actual and potential, including some that it has asserted against others, in which substantial monetary damages are sought. Refer to Item 3. “Legal Proceedings” and Note 14, “Commitments and Contingent Liabilities” in Item 8 of this Form 10-K for a description of certain of these lawsuits.
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
Accounting Standards Adopted in 2021
Note 1, “Summary of Significant Accounting Policies” in Item 8 of this Form 10-K describes the Company’s recently adopted accounting pronouncements.
Accounting Standards to be Adopted in Future Years
Note 1, “Summary of Significant Accounting Policies” in Item 8 of this Form 10-K describes accounting pronouncements that have been promulgated prior to December 31, 2021 but are not effective until a future date.
Liquidity and Capital Resources
During the past two years, PPG had sufficient financial resources to meet its operating requirements, to fund our capital spending, including acquisitions, share repurchases and pension plans, and to pay increasing dividends to shareholders.
Cash and cash equivalents and short-term investments

($ in millions)	2021	2020
Cash and cash equivalents	$1,005	$1,826
Short-term investments	67	96
Total	$1,072	$1,922
Cash from operating activities - continuing operations

($ in millions, except percentages)			% Change
	2021	2020	2021 vs. 2020
Cash from operating activities	$1,562	$2,129	(26.6)%
     2021 PPG ANNUAL REPORT AND 10-K 24

2021 vs. 2020
The $567 million decrease in Cash from operating activities - continuing operations was primarily due to increases in working capital, excluding the impact of business acquisitions.
Operating working capital
Operating working capital is a subset of total working capital and represents (1) receivables from customers, net of allowance for doubtful accounts, (2) inventories, and (3) trade liabilities. Refer to Note 3, “Working Capital Detail” in Item 8 of this Form 10-K for further information related to the components of the Company’s operating working capital. We believe operating working capital represents the key components of working capital under the operating control of our businesses.
A key metric we use to measure our working capital management is operating working capital as a percentage of sales (fourth quarter sales annualized).

($ in millions, except percentages)	2021	2020
Trade receivables, net	$2,687	$2,412
Inventories, FIFO	2,345	1,845
Trade creditors’ liabilities	2,734	2,259
Operating working capital	$2,298	$1,998
Operating working capital as a % of fourth quarter sales, annualized	13.7%	13.3%
Trade receivables, net as a % of fourth quarter sales, annualized	16.0%	16.1%
Days sales outstanding	53	54
Inventories, FIFO as a % of fourth quarter sales, annualized	14.0%	12.3%
Inventory turnover	4.9	4.2
Environmental expenditures

($ in millions)	2021	2020
Cash outlays related to environmental remediation activities	$56	$60
We expect cash outlays for environmental remediation activities in 2022 to be between $80 million and $100 million.
Cash used for investing activities

($ in millions, except percentages)			% Change
	2021	2020	2021 vs. 2020
Cash used for investing activities	$2,404	$1,447	66.1%
2021 vs. 2020
The $957 million increase in cash used for investing activities, was primarily due to higher spending on business acquisitions and capital expenditures, partially offset by proceeds from the sale of a production facility in connection with the Company’s manufacturing footprint consolidation plans and associated restructuring programs.
Capital expenditures, including business acquisitions

($ in millions, except percentages)			% Change
	2021	2020	2021 vs. 2020
Capital expenditures (1)	$371	$304	22.0%
Business acquisitions, net of cash balances acquired	$2,137	$1,169	82.8%
Total capital expenditures, including acquisitions	$2,508	$1,473	70.3%
Capital expenditures, excluding acquisitions, as a % of sales	2.2%	2.2%	—%
(1)Includes modernization and productivity improvements, expansion of existing businesses and environmental control projects.
Capital expenditures related to modernization and productivity improvements, expansion of existing businesses and environmental control projects is expected to be in the range of $475 million to $525 million in 2022 in support of future organic growth opportunities and reflecting lower capital spending in the past two years due to COVID-19 constraints.
In 2022, the Company will continue cash deployment focused on shareholder value creation, with a preference for business acquisitions, coupled with debt reduction to enhance financial flexibility.
2021 PPG ANNUAL REPORT AND FORM 10-K 25

Cash from financing activities

			% Change
($ in millions, except percentages)	2021	2020	2021 vs. 2020
Cash from/(used for) financing activities	$93	($59)	N/A
2021 vs. 2020
The $152 million increase in cash from financing activities, was primarily due the issuance of long-term debt in 2021, partially offset by higher repayments of long-term debt, purchases of treasury stock and dividends paid year-over-year.
Share repurchase activity

($ in millions, except number of shares)	2021	2020
Number of shares repurchased (millions)	1.3	—
Cash paid for shares repurchased	$210	$—
The Company has approximately $1.3 billion remaining under the current authorization from the Board of Directors, which was approved in December 2017. The current authorized repurchase program has no expiration date.
Dividends paid to shareholders

($ in millions)	2021	2020
Dividends paid to shareholders	$536	$496
PPG has paid uninterrupted annual dividends since 1899, and 2021 marked the 50th successive year of increased annual per-share dividend payments to shareholders. The Company raised its per-share quarterly dividend by more than 9% to $0.59 per share paid in December 2021.
Debt issued and repaid

Debt Issued (net of premium/discount and issuance costs)	Year	$ in millions
Term Loan Credit Agreement, due 2024	2021	$1,399
$700 million 1.200% Notes due 2026	2021	$692
$100 million 3.75% Notes due 2028	2020	$119
$300 million 2.55% Notes due 2030	2020	$296
$1.5 billion 364-Day Term Loan	2020	$1,500

Debt Repaid	Year	$ in millions
0.875% notes (€600)	2021	$677
9% non-callable debentures ($134)	2021	$134
Repayment of acquired debt	2021	$207
Non-U.S.debt (€30)	2021	$36
$1.5 billion 364-Day Term Loan	2021	$400
$1.5 billion 364-Day Term Loan	2020	$1,100
3.6% Notes ($500)	2020	$500
Credit agreements and lines of credit
In February 2021, PPG entered into a $2.0 billion Term Loan Credit Agreement (the "Term Loan Credit Agreement"). The Term Loan Credit Agreement provided the Company with the ability to borrow up to an aggregate principal amount $2.0 billion on an unsecured basis prior to December 31, 2021 as further discussed in Note 9, "Borrowings and Lines of Credit" in Item 8 of this Form 10-K. In June 2021, PPG borrowed $700 million under the $2.0 billion Term Loan Credit Agreement. In December 2021, PPG borrowed an additional $700 million under the Term Loan Credit Agreement.
In August 2019, PPG amended and restated its five-year credit agreement (the “Credit Agreement”) with several banks and financial institutions as further discussed in Note 9, "Borrowings and Lines of Credit" in Item 8 of this Form 10-K. The Credit Agreement amends and restates the Company's existing five year credit agreement dated as of December 18, 2015. The Credit Agreement provides for a $2.2 billion unsecured revolving credit facility. The Credit Agreement will terminate on August 30, 2024. In March 2020, PPG borrowed $800 million under the Credit Agreement and repaid that amount in full in April 2020. There were no amounts outstanding under the credit agreement as of December 31, 2021 and December 31, 2020.
     2021 PPG ANNUAL REPORT AND 10-K 26

The Credit Agreement also supports the Company’s commercial paper borrowings which are classified as long-term based on PPG’s intent and ability to refinance these borrowings on a long-term basis. As of December 31, 2021 and 2020, there were $440 million and $250 million of commercial paper borrowings outstanding, respectively.
The Term Loan Credit Agreement and Credit Agreement require the Company to maintain a ratio of Total Indebtedness to Total Capitalization, as defined in the Term Loan Credit Agreement and Credit Agreement, of 60% or less; provided, that for any fiscal quarter in which the Company has made an acquisition for consideration in excess of $1 billion and for the next five fiscal quarters thereafter, the ratio of Total Indebtedness to Total Capitalization may not exceed 65% at any time. As of December 31, 2021, Total Indebtedness to Total Capitalization as defined under the Credit Agreement and the Term Loan was 48%.
In addition to the amounts available under lines of credit, the Company maintains access to the capital markets and may issue debt or equity securities from time to time, which may provide an additional source of liquidity.
Refer to Note 9, “Borrowings and Lines of Credit” in Item 8 of this Form 10-K for information regarding notes entered into and repaid as well as details regarding the use and availability of committed and uncommitted lines of credit, letters of credit and debt covenants.
Cash Requirements
We continue to believe that our cash on hand and short term investments, cash from operations and the Company’s access to capital markets will continue to be sufficient to fund our operating activities, capital spending, acquisitions, dividend payments, debt service, share repurchases, contributions to pension plans, and PPG’s significant cash requirements. The Company’s significant cash requirements include the following contractual obligations and commitments.

		Obligations Due In:
($ in millions)	Total	2022	2023-2024	2025-2026	Thereafter
Long-term debt	$6,135	$3	$1,997	$1,378	$2,757
Commercial paper	$440	—	$440	—	—
Interest payments(1)	$1,103	$134	$252	$193	$524
Operating leases(2)	$958	$210	$303	$183	$262
Unconditional purchase commitments(3)	$346	$122	$143	$52	$29
(1)Interest on all outstanding debt.
(2)Includes interest payments.
(3)The unconditional purchase commitments are principally take-or-pay obligations related to the purchase of certain materials, including industrial gases and electricity, consistent with customary industry practice.
The Company’s off-balance sheet arrangements include unconditional purchase commitments disclosed in the “Liquidity and Capital Resources” section in the cash requirements table as well as letters of credit as discussed in Note 9, “Borrowings and Lines of Credit” in Item 8 of this Form 10-K.
Other liquidity matters
At December 31, 2021, the total amount of unrecognized tax benefits for uncertain tax positions, including an accrual of related interest and penalties along with positions only impacting the timing of tax benefits, was $175 million. The timing of payments will depend on the progress of examinations with tax authorities. PPG does not expect a significant tax payment related to these obligations within the next year. The Company is unable to make a reasonably reliable estimate as to if, or when, any significant cash settlements with taxing authorities may occur.
Critical Accounting Estimates
Management has evaluated the accounting policies used in the preparation of the financial statements and related notes presented in Item 8 of this Form 10-K and believes those policies to be reasonable and appropriate. We believe that the most critical accounting estimates made in the preparation of our financial statements are those related to accounting for contingencies, under which we accrue a loss when it is probable that a liability has been incurred and the amount can be reasonably estimated, and to accounting for pensions, other postretirement benefits, business combinations, goodwill and other identifiable intangible assets with indefinite lives because of the importance of management judgment in making the estimates necessary to apply these policies.
Contingencies
Contingencies, by their nature, relate to uncertainties that require management to exercise judgment both in assessing the likelihood that a liability has been incurred as well as in estimating the amount of potential loss. The most important contingencies impacting our financial statements are those related to environmental remediation, to pending, impending or
2021 PPG ANNUAL REPORT AND FORM 10-K 27

overtly threatened litigation against the Company and to the resolution of matters related to open tax years. For more information on these matters, see Note 14, “Commitments and Contingent Liabilities” and Note 12, “Income Taxes” in Item 8 of this Form 10-K.
Defined Benefit Pension and Other Postretirement Benefit Plans
Accounting for pensions and other postretirement benefits involves estimating the cost of benefits to be provided well into the future and attributing that cost over the time period each employee works. To accomplish this, we make extensive use of assumptions about inflation, investment returns, mortality, turnover, medical costs and discount rates. The Company has established a process by which management reviews and selects these assumptions annually. Refer to Note 13, “Employee Benefit Plans” in Item 8 of this Form 10-K for information on these plans and the assumptions used.
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
The business and technical judgment of management was used in determining which acquired intangible assets have indefinite lives and in determining the useful lives of acquired finite-lived intangible assets in accordance with the accounting guidance for goodwill and other intangible assets.
Goodwill and Intangible Assets
The Company tests indefinite-lived intangible assets and goodwill for impairment by either performing a qualitative evaluation or a quantitative test at least annually, or more frequently if an indication of impairment arises. The qualitative evaluation is an assessment of factors to determine whether it is more likely than not that the fair value of a reporting unit or asset is less than its carrying amount. In the quantitative test, fair values are estimated using a discounted cash flow model. Key assumptions and estimates used in the discounted cash flow model include discount rates, tax rates, future revenues, operating cash flows and capital expenditures. For more information on these matters, see Note 1, “Summary of Significant Accounting Policies” in Item 8 of this Form 10-K.
We believe that the amounts recorded in the financial statements in Item 8 of this Form 10-K related to these contingencies, pensions, other postretirement benefits, business combinations, goodwill and other identifiable intangible assets with indefinite lives are based on the best estimates and judgments of the appropriate PPG management, although actual outcomes could differ from our estimates.
Currency
Comparing spot exchange rates at December 31, 2021 and at December 31, 2020, the U.S. dollar strengthened against certain currencies in the countries where PPG operates, driven primarily by the euro and Mexican peso. As a result, consolidated net assets at December 31, 2021 decreased by $325 million from December 31, 2020.
Comparing average exchange rates during 2021 to those of 2020, the U.S. dollar weakened against currencies of the countries within the regions PPG operates. This had a favorable impact of approximately $60 million on full year 2021 income before Income taxes from the translation of this foreign income into U.S. dollars.
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
     2021 PPG ANNUAL REPORT AND 10-K 28

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
Consequently, while the list of factors presented here and in Item 1A is considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
PPG is exposed to market risks related to changes in foreign currency exchange rates and interest rates. The Company may enter into derivative financial instrument transactions in order to manage or reduce these market risks. A detailed description of these exposures and the Company’s risk management policies are provided in Note 10, “Financial Instruments, Hedging Activities and Fair Value Measurements” in Item 8 of this Form 10-K.
The following disclosures summarize PPG’s exposure to market risks and information regarding the use of and fair value of derivatives employed to manage its exposure to such risks. Quantitative sensitivity analyses have been provided to reflect how reasonably possible, unfavorable changes in market rates could impact PPG’s consolidated results of operations, cash flows and financial position.
Foreign Currency Risk
We conduct operations in many countries around the world. Our results of operations are subject to both currency transaction and currency translation risk. Certain foreign currency forward contracts outstanding during 2021 and 2020 served as a hedge of a portion of PPG’s exposure to foreign currency transaction risk. The fair value of these contracts was a net asset of $24 million and $2 million as of December 31, 2021 and December 31, 2020, respectively. The potential reduction in PPG’s Income before income taxes resulting from the impact of adverse changes in exchange rates on the fair value of its outstanding foreign currency hedge contracts of 10% for European and Canadian currencies and 20% for Asian and Latin American currencies for the years ended December 31, 2021 and 2020 would have been $306 million and $226 million, respectively.
As of December 31, 2021 and December 31, 2020, PPG had U.S. dollar to euro cross currency swap contracts with notional amounts of $775 million and $875 million, respectively. The fair value of these contracts was a net asset of $50 million and a net liability of $8 million as of December 31, 2021 and 2020, respectively. A 10% increase in the value of the euro to the U.S. dollar would have had an unfavorable effect on the fair value of these swap contracts by reducing the value of these instruments by $77 million and $95 million at December 31, 2021 and 2020, respectively.
As of December 31, 2021 and 2020, PPG had non-U.S. dollar denominated debt outstanding of $1.6 billion and $2.4 billion, respectively. A weakening of the U.S. dollar by 10% against European currencies and by 20% against Asian and South American currencies would have resulted in unrealized translation losses of $178 million and $273 million as of December 31, 2021 and 2020, respectively.
Interest Rate Risk
The Company manages its interest rate risk by balancing its exposure to fixed and variable rates while attempting to minimize its interest costs. In the first quarter of 2018, PPG entered into interest rate swaps which converted $525 million of fixed rate debt to variable rate debt. The fair value of these contracts was an asset of $36 million and $67 million as of December 31, 2021 and 2020, respectively. An increase in variable interest rates of 10% would lower the fair value of these swaps and increase interest expense $1 million for the periods ended December 31, 2021 and 2020. A 10% increase in interest rates in the U.S., Canada, Mexico and Europe and a 20% increase in interest rates in Asia and South America would have an insignificant effect on PPG’s variable rate debt obligations and interest expense for the periods ended December 31, 2021 and 2020, respectively. Further, a 10% reduction in interest rates would have increased the fair value of the Company’s fixed rate debt by approximately $56 million and $48 million as of December 31, 2021 and 2020, respectively; however, such changes would not have had an effect on PPG’s annual Income before income taxes or cash flows.
2021 PPG ANNUAL REPORT AND FORM 10-K 29

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of PPG Industries, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheet of PPG Industries, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income, of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2021 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
As described in the Management Report on Establishing and Maintaining Adequate Internal Control Over Financial Reporting, management has excluded Tikkurila Oyj (“Tikkurila”) from its assessment of internal control over financial reporting as of December 31, 2021, because it was acquired by the Company in a purchase business combination during 2021. We have also excluded Tikkurila from our audit of internal control over financial reporting. Tikkurila is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 2% of the related consolidated financial statement amounts as of and for the year ended December 31, 2021.
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
     2021 PPG ANNUAL REPORT AND 10-K 30

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
Quantitative Goodwill Impairment Testing
As described in Notes 1 and 6 to the consolidated financial statements, the Company’s consolidated goodwill balance was $6,248 million as of December 31, 2021, of which a portion was subject to a quantitative goodwill impairment test. Management tests goodwill for impairment by either performing a qualitative evaluation or a quantitative test, at least annually, or more frequently if an indication of impairment exists. Management’s quantitative goodwill impairment testing, if deemed necessary, is performed during the fourth quarter of each year by comparing the estimated fair value of an associated reporting unit as of September 30 to its carrying value. Fair value is estimated using a discounted cash flow model. Key assumptions and estimates used in the discounted cash flow model include projected future revenues, discount rates, operating cash flows, capital expenditures and tax rates.
The principal considerations for our determination that performing procedures relating to quantitative goodwill impairment testing is a critical audit matter are (i) the significant judgment by management when developing the fair value of a reporting unit where a quantitative test was performed; (ii) the high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the projected future revenues and discount rate where a quantitative test was performed; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s quantitative goodwill impairment test, including controls over the valuation of any reporting units where a quantitative test was performed. These procedures also included, among others, testing management’s process for developing the fair value estimate. This included evaluating the appropriateness of the discounted cash flow model, testing the completeness and accuracy of underlying data used, and evaluating the reasonableness of management’s significant assumptions related to the projected future revenues and discount rate where a quantitative test was performed. Evaluating management’s significant assumptions related to projected future revenues involved evaluating whether the significant assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of the Company’s significant assumption related to the discount rate where a quantitative test was performed.

/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
February 17, 2022
We have served as the Company’s auditor since 2013.
2021 PPG ANNUAL REPORT AND FORM 10-K 31

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
We conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this evaluation, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). In June 2021, the Company acquired Tikkurila Oyj (“Tikkurila”). The scope of the Company's assessment of the design and effectiveness of PPG's internal control over financial reporting for the year ended December 31, 2021 excluded this acquired business. Tikkurila, a wholly-owned subsidiary whose total assets and total revenues are excluded from our assessment, represented 2% of PPG's consolidated total assets and total revenue as of and for the year ended December 31, 2021. This acquired business will be included in management’s assessment of the effectiveness of our internal controls over financial reporting as of December 31, 2022. Based on this evaluation we have concluded that, as of December 31, 2021, the Company’s internal control over financial reporting were effective.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued their report, included on pages 30-31 of this Form 10-K, regarding the Company’s internal control over financial reporting.

/s/ Michael H. McGarry	/s/ Vincent J. Morales
Michael H. McGarry Chairman and Chief Executive Officer February 17, 2022	Vincent J. Morales Senior Vice President and Chief Financial Officer February 17, 2022
     2021 PPG ANNUAL REPORT AND 10-K 32

Consolidated Statement of Income

	For the Year
($ in millions, except per share amounts)	2021	2020	2019
Net sales	$16,802	$13,834	$15,146
Cost of sales, exclusive of depreciation and amortization	10,286	7,777	8,653
Selling, general and administrative	3,780	3,389	3,604
Depreciation	389	371	375
Amortization	172	138	136
Research and development, net	439	379	432
Interest expense	121	138	132
Interest income	(26)	(23)	(32)
Pension settlement charge	50	—	—
Asbestos-related claims reserve adjustment	(133)	—	12
Impairment charges	21	93	—
Business restructuring, net	31	174	176
Other charges	29	104	86
Other income	(172)	(68)	(89)
Income before income taxes	$1,815	$1,362	$1,661
Income tax expense	374	291	392
Income from continuing operations	$1,441	$1,071	$1,269
Income from discontinued operations, net of tax	19	3	—
Net income attributable to the controlling and noncontrolling interests	$1,460	$1,074	$1,269
Less: Net income attributable to noncontrolling interests	21	15	26
Net income (attributable to PPG)	$1,439	$1,059	$1,243
Amounts attributable to PPG
Income from continuing operations, net of tax	$1,420	$1,056	$1,243
Income from discontinued operations, net of tax	19	3	—
Net income (attributable to PPG)	$1,439	$1,059	$1,243
Earnings per common share
Income from continuing operations, net of tax	$5.98	$4.46	$5.25
Income from discontinued operations, net of tax	0.08	0.01	—
Net income (attributable to PPG)	$6.06	$4.47	$5.25
Earnings per common share - assuming dilution
Income from continuing operations, net of tax	$5.93	$4.44	$5.22
Income from discontinued operations, net of tax	0.08	0.01	—
Net income (attributable to PPG)	$6.01	$4.45	$5.22
Consolidated Statement of Comprehensive Income

	For the Year
($ in millions)	2021	2020	2019
Net income attributable to the controlling and noncontrolling interests	$1,460	$1,074	$1,269
Other comprehensive income/(loss), net of tax
Defined benefit pension and other postretirement benefits	174	(213)	(156)
Unrealized foreign currency translation adjustments	(330)	(36)	106
Derivative financial instruments	—	—	(1)
Other comprehensive loss, net of tax	(156)	(249)	(51)
Total comprehensive income	$1,304	$825	$1,218
Less: amounts attributable to noncontrolling interests:
Net income	(21)	(15)	(26)
Unrealized foreign currency translation adjustments	5	—	1
Comprehensive income attributable to PPG	$1,288	$810	$1,193
The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.
2021 PPG ANNUAL REPORT AND FORM 10-K 33

Consolidated Balance Sheet

	December 31
($ in millions)	2021	2020
Assets
Current assets
Cash and cash equivalents	$1,005	$1,826
Short-term investments	67	96
Receivables	3,152	2,726
Inventories	2,171	1,735
Other current assets	379	415
Total current assets	$6,774	$6,798
Property, plant and equipment, net	3,442	3,127
Goodwill	6,248	5,102
Identifiable intangible assets, net	2,783	2,351
Deferred income taxes	197	379
Investments	274	267
Operating lease right-of-use assets	891	847
Other assets	742	685
Total	$21,351	$19,556

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$4,392	$3,792
Restructuring reserves	173	281
Short-term debt and current portion of long-term debt	9	578
Current portion of operating lease liabilities	192	180
Total current liabilities	$4,766	$4,831
Long-term debt	6,572	5,171
Operating lease liabilities	693	677
Accrued pensions	834	945
Other postretirement benefits	672	733
Deferred income taxes	646	435
Other liabilities	757	949
Total liabilities	$14,940	$13,741
Commitments and contingent liabilities (See Note 14)
Shareholders’ equity
Common stock	$969	$969
Additional paid-in capital	1,081	1,008
Retained earnings	20,372	19,469
Treasury stock, at cost	(13,386)	(13,158)
Accumulated other comprehensive loss	(2,750)	(2,599)
Total PPG shareholders’ equity	$6,286	$5,689
Noncontrolling interests	125	126
Total shareholders’ equity	$6,411	$5,815
Total	$21,351	$19,556
The accompanying notes to the consolidated financial statements are an integral part of this consolidated statement.
     2021 PPG ANNUAL REPORT AND 10-K 34

Consolidated Statement of Shareholders’ Equity

($ in millions)	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total PPG	Non-controlling Interests	Total
January 1, 2019	$969	$788	$18,131	($12,958)	($2,300)	$4,630	$102	$4,732
Net income attributable to controlling and noncontrolling interests	—	—	1,243	—	—	1,243	26	1,269
Other comprehensive loss, net of tax	—	—	—	—	(50)	(50)	(1)	(51)
Cash dividends	—	—	(468)	—	—	(468)	—	(468)
Purchase of treasury stock	—	—	—	(325)	—	(325)	—	(325)
Issuance of treasury stock	—	151	—	92	—	243	—	243
Stock-based compensation activity	—	10	—	—	—	10	—	10
Dividends paid on subsidiary common stock to noncontrolling interests	—	—	—	—	—	—	(8)	(8)
Other	—	1	—	—	—	1	—	1
December 31, 2019	$969	$950	$18,906	($13,191)	($2,350)	$5,284	$119	$5,403
Net income attributable to controlling and noncontrolling interests	—	—	1,059	—	—	1,059	15	1,074
Other comprehensive loss, net of tax	—	—	—	—	(249)	(249)	—	(249)
Cash dividends	—	—	(496)	—	—	(496)	—	(496)
Issuance of treasury stock	—	45	—	33	—	78	—	78
Stock-based compensation activity	—	13	—	—	—	13	—	13
Dividends paid on subsidiary common stock to noncontrolling interests	—	—	—	—	—	—	(4)	(4)
Reductions in noncontrolling interests	—	—	—	—	—	—	(4)	(4)
December 31, 2020	$969	$1,008	$19,469	($13,158)	($2,599)	$5,689	$126	$5,815
Net income attributable to controlling and noncontrolling interests	—	—	1,439	—	—	1,439	21	1,460
Other comprehensive loss, net of tax	—	—	—	—	(151)	(151)	(5)	(156)
Cash dividends	—	—	(536)	—	—	(536)	—	(536)
Purchase of treasury stock	—	—	—	(250)	—	(250)	—	(250)
Issuance of treasury stock	—	48	—	22	—	70	—	70
Stock-based compensation activity	—	25	—	—	—	25	—	25
Dividends paid on subsidiary common stock to noncontrolling interests	—	—	—	—	—	—	(6)	(6)
Reductions in noncontrolling interests	—	—	—	—	—	—	(11)	(11)
December 31, 2021	$969	$1,081	$20,372	($13,386)	($2,750)	$6,286	$125	$6,411
The accompanying notes to the consolidated financial statements are an integral part of this consolidated statement.
2021 PPG ANNUAL REPORT AND FORM 10-K 35

Consolidated Statement of Cash Flows

	For the Year
($ in millions)	2021	2020	2019
Operating activities
Net income attributable to controlling and noncontrolling interests	$1,460	$1,074	$1,269
Less: Income from discontinued operations	19	3	—
Income from continuing operations	$1,441	$1,071	$1,269
Adjustments to reconcile net income to cash from operations:
Depreciation and amortization	561	509	511
Pension (income)/expense	(36)	43	54
Pension settlement charge and pension curtailment charge	50	13	—
Asbestos-related claims reserve adjustment	(133)	—	12
Business restructuring, net	31	174	176
Impairment charges	21	93	—
Environmental remediation charges and other costs, net	35	26	61
Stock-based compensation expense	57	44	39
Gain from sale of production facility	(34)	—	—
Deferred income taxes	35	(47)	(5)
Cash contributions to pension plans	(10)	(17)	(13)
Cash used for restructuring actions	(77)	(126)	(58)
Change in certain asset and liability accounts (net of acquisitions):
Receivables	(63)	187	121
Inventories	(279)	111	145
Other current assets	32	49	(95)
Accounts payable and accrued liabilities	295	127	(63)
Noncurrent assets and liabilities, net	(109)	(25)	(25)
Taxes and interest payable	(64)	(108)	(32)
Other	(191)	5	(13)
Cash from operating activities - continuing operations	$1,562	$2,129	$2,084
Cash from/(used for) operating activities - discontinued operations	—	1	(4)
Cash from operating activities	$1,562	$2,130	$2,080
Investing activities
Capital expenditures	($371)	($304)	($413)
Business acquisitions, net of cash balances acquired	(2,137)	(1,169)	(643)
Proceeds from sale of production facility	47	—	—
Other	57	26	47
Cash used for investing activities	($2,404)	($1,447)	($1,009)
Financing activities
Proceeds from Term Loan Credit Agreement, net of fees	1,399	—	—
Proceeds on commercial paper and short-term debt, net of payments	190	1,647	100
Repayment of Term Loan	(400)	(1,100)	—
Proceeds from revolving credit facility	—	800	—
Repayment of revolving credit facility	—	(800)	—
Proceeds from the issuance of debt, net of discounts and fees	692	415	595
Repayment of long-term debt	(850)	(504)	(637)
Repayment of acquired debt	(207)	(13)	(23)
Payments related to tax withholding on stock-based compensation awards	(19)	(17)	(20)
Purchase of treasury stock	(210)	—	(325)
Issuance of treasury stock	47	54	61
Dividends paid on PPG common stock	(536)	(496)	(468)
Purchase of noncontrolling interest	—	—	(39)
Other	(13)	(45)	(2)
Cash from/(used for) financing activities	$93	($59)	($758)
Effect of currency exchange rate changes on cash and cash equivalents	(72)	6	1
Cash reclassified to assets held for sale	—	(20)	—
Net (decrease)/increase in cash and cash equivalents	($821)	$610	$314
Cash and cash equivalents, beginning of year	$1,826	$1,216	$902
Cash and cash equivalents, end of year	$1,005	$1,826	$1,216

Supplemental disclosures of cash flow information:
Interest paid, net of amount capitalized	$140	$153	$127
Taxes paid, net of refunds	$491	$367	$348
Supplemental disclosure of noncash investing and financing activities:
Capital expenditures accrued within Accounts payable and accrued liabilities at year-end	$163	$37	$53
Purchases of treasury stock transacted but not yet settled	$40	$—	$—
Reissuance of common stock for business acquisition	$—	$—	$164
The accompanying notes to the consolidated financial statements are an integral part of this consolidated statement.
     2021 PPG ANNUAL REPORT AND 10-K 36

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
Selling, General and Administrative Costs
Amounts presented in Selling, general and administrative in the consolidated statement of income are comprised of selling, customer service, distribution and advertising costs, as well as the costs of providing corporate-wide functional support in areas such as finance, law, human resources and planning. Distribution costs pertain to the movement and storage of finished goods inventory at company-owned and leased warehouses and other distribution facilities.
Advertising Costs
Advertising costs are charged to expense as incurred and totaled $243 million, $223 million and $283 million in 2021, 2020 and 2019, respectively.
Research and Development
Research and development costs, which consist primarily of employee-related costs, are charged to expense as incurred.

($ in millions)	2021	2020	2019
Research and development – total	$463	$401	$456
Less: depreciation on research facilities	24	22	24
Research and development, net	$439	$379	$432
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
2021 PPG ANNUAL REPORT AND FORM 10-K 37

Notes to the Consolidated Financial Statements
A valuation allowance is provided against deferred tax assets in situations where PPG determines it is more likely than not such assets will not ultimately be realized.
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
Inventories
Inventories are stated at the lower of cost or net realizable value. Most U.S. inventories are stated at cost, using the last-in, first-out (“LIFO”) method of accounting, which does not exceed net realizable value. All other inventories are stated at cost, using the first-in, first-out (“FIFO”) method of accounting, which does not exceed net realizable value. PPG determines cost using either average or standard factory costs, which approximate actual costs, excluding certain fixed costs such as depreciation and property taxes. Refer to Note 3, “Working Capital Detail” for further information concerning the Company’s inventory.
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
For derivatives, debt or other financial instruments that are designated and qualify as net investment hedges, the gains or losses associated with the financial instruments are reported as translation gains or losses in Accumulated other comprehensive loss on the consolidated balance sheet. Gains and losses in Accumulated other comprehensive loss related to hedges of the Company’s net investments in foreign operations are reclassified out of Accumulated other comprehensive loss and recognized in Income before income taxes in the consolidated statement of income upon a substantial liquidation, sale or partial sale of such investments or upon impairment of all or a portion of such investments. The cash flow impact of these instruments is classified as Investing activities in the consolidated statement of cash flows.
Changes in the fair value of derivative instruments not designated as hedges for hedge accounting purposes are recognized in Income before income taxes in the consolidated statement of income in the period of change.
     2021 PPG ANNUAL REPORT AND 10-K 38

Notes to the Consolidated Financial Statements
Property, Plant and Equipment
Property, plant and equipment is recorded at cost. Depreciation is computed on a straight-line method based on the estimated useful lives of related assets. Additional depreciation expense is recorded when facilities or equipment are subject to abnormal economic conditions, restructuring actions or obsolescence.
The cost of significant improvements that add to productive capacity or extend the lives of properties are capitalized. Costs for repairs and maintenance are charged to expense as incurred. When a capitalized asset is retired or otherwise disposed of, the original cost and related accumulated depreciation balance are removed from the accounts and any related gain or loss is recorded in Income before income taxes in the consolidated statement of income. The amortization cost of finance lease assets is recorded in Depreciation expense in the consolidated statement of income. Property and other long-lived assets are reviewed for impairment whenever events or circumstances indicate that their carrying amounts may not be recoverable. Refer to Note 4, “Property, Plant and Equipment” for further details.
Goodwill and Identifiable Intangible Assets
Goodwill represents the excess of the cost over the fair value of acquired identifiable tangible and intangible assets less liabilities assumed from acquired businesses. Identifiable intangible assets acquired in business combinations are recorded based upon their fair value at the date of acquisition.
PPG is a multinational manufacturer with 10 operating segments (which the Company refers to as “strategic business units”) that are organized based on the Company’s major products lines. These operating segments are also the Company’s reporting units for purposes of testing goodwill for impairment, which is tested at least annually in connection with PPG’s strategic planning process or more frequently if an indication of impairment exists. The Company tests goodwill for impairment by either performing a qualitative evaluation or a quantitative test. The qualitative evaluation is an assessment of factors, including reporting unit specific operating results as well as industry, market and general economic conditions, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. The Company may elect to bypass this qualitative assessment for some or all of its reporting units and perform a quantitative test. Quantitative goodwill impairment testing, if deemed necessary, is performed during the fourth quarter of each year by comparing the estimated fair value of an associated reporting unit as of September 30 to its carrying value. Fair value is estimated using a discounted cash flow model. Key assumptions and estimates used in the discounted cash flow model include projected future revenues, discount rates, operating cash flows, capital expenditures and tax rates. In 2021, the annual impairment testing review of goodwill did not result in impairment of the Company’s reporting units.
The Company has determined that certain acquired trademarks have indefinite useful lives. The Company tests the carrying value of these trademarks for impairment at least annually, or as needed whenever events and circumstances indicate that their carrying amount may not be recoverable. The annual assessment takes place in the fourth quarter of each year either by completing a qualitative assessment or quantitatively by comparing the estimated fair value of each trademark as of September 30 to its carrying value. Fair value is estimated by using the relief from royalty method (a discounted cash flow methodology). The qualitative assessment includes consideration of factors, including revenue relative to the asset being assessed, the operating results of the related business as well as industry, market and general economic conditions, to determine whether it is more likely than not that the fair value of the asset is less than its carrying amount. In 2021, the annual impairment testing review of indefinite-lived intangibles did not result in an impairment.
Identifiable intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives (1 to 30 years) and are reviewed for impairment whenever events or circumstances indicate that their carrying amount may not be recoverable.
Receivables and Allowances
All trade receivables are reported on the consolidated balance sheet at the outstanding principal adjusted for any allowance for doubtful accounts and any charge offs. The Company provides an allowance for doubtful accounts to reduce receivables to their estimated net realizable value when it is probable that a loss will be incurred. Those estimates are based on historical collection experience, current regional economic and market conditions, the aging of accounts receivable, assessments of current creditworthiness of customers, and forward-looking information. Refer to Note 19, “Revenue Recognition” for further details.
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
2021 PPG ANNUAL REPORT AND FORM 10-K 39

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
Asset Retirement Obligations
An asset retirement obligation represents a legal obligation associated with the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development or normal operation of that long-lived asset. PPG recognizes asset retirement obligations in the period in which they are incurred if a reasonable estimate of fair value can be made. The asset retirement obligation is subsequently adjusted for changes in fair value. The associated estimated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over its useful life. PPG’s asset retirement obligations are primarily associated with the retirement or closure of certain assets used in PPG’s manufacturing process. The accrued asset retirement obligation is recorded in Accounts payable and accrued liabilities and Other liabilities on the consolidated balance sheet and was $22 million and $21 million as of December 31, 2021 and 2020, respectively.
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
     2021 PPG ANNUAL REPORT AND 10-K 40

Notes to the Consolidated Financial Statements
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
In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform." This ASU provides optional guidance for a limited period of time to ease potential accounting impacts associated with transitioning away from reference rates that are expected to be discontinued, such as the London Interbank Offered Rate ("LIBOR"). The amendments in this ASU apply only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued. The amendments in this ASU are effective through December 31, 2022. PPG is currently assessing the potential impacts this ASU may have on its consolidated financial position, results of operations and cash flows.
2. Acquisitions and Divestitures
Acquisitions
Announced Acquisitions
On February 7, 2022, PPG announced that it had entered into an agreement to acquire the powder coatings business of Arsonsisi S.p.A., an industrial coatings company based in Milan, Italy. The transaction is expected to close in the first quarter of 2022, subject to customary closing conditions.
Completed Acquisitions
The pro-forma impact of the following acquisitions on PPG’s sales and results of operations, including the pro-forma effect of events that are directly attributable to each acquisition, was not significant.
Tikkurila
On June 10, 2021, PPG completed its tender offer for all of the outstanding shares of Tikkurila Oyj ("Tikkurila"). Tikkurila is a leading Nordic producer and distributor of decorative paint and coatings, including an industrial paint business that produces paints and coatings for the wood and metal industries, among others. Immediately prior to the June 10, 2021 acquisition date, PPG owned 9.3% of Tikkurila’s issued and outstanding shares. Immediately following the acquisition date, PPG owned 97.1% of Tikkurila’s issued and outstanding shares. PPG continued to acquire the remaining shares not tendered during the tender offer period through a squeeze out process, ultimately achieving 100% ownership of Tikkurila’s outstanding shares during the fourth quarter of 2021.
The Company paid an aggregate purchase price of $1.7 billion, net of cash acquired. The estimated fair value of the major classes of assets acquired and liabilities assumed as reflected in the preliminary purchase price allocation included property, plant and equipment of $199 million, goodwill of $1.1 billion, identifiable intangible assets of $601 million and working capital of $110 million. Working capital represents receivables, inventories and accounts payable and accrued liabilities. The acquired identifiable intangible assets consist of indefinite-lived trademarks of $405 million and other intangible assets with finite lives of $196 million, which consist primarily of customer relationships, trade names, and acquired technology, subject to amortization over a weighted average period of 15 years. Refer to Note 3, “Working Capital Detail” and Note 6, “Goodwill and Other Identifiable Intangible Assets” for additional information.
The fair values assigned to assets acquired and liabilities assumed are based on management's best estimates and assumptions as of the reporting date and are considered preliminary. The purchase price was allocated based on information available at the acquisition date and is subject to customary post-closing adjustments. PPG expects to finalize the purchase price allocation with respect to this transaction by the end of the second quarter 2022.
For the year ended December 31, 2021, Tikkurila represented approximately 2% of the Company’s consolidated net sales. The results of this business since the date of acquisition have been reported within two operating segments: the architectural coatings – EMEA business and the industrial coatings business. The architectural coatings – EMEA business is included within the Performance Coatings reportable business segment and the industrial coatings business is included within the Industrial Coatings reportable business segment.
Wörwag
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
2021 PPG ANNUAL REPORT AND FORM 10-K 41

Notes to the Consolidated Financial Statements
Cetelon
On April 16, 2021, PPG completed the acquisition of Cetelon Lackfabrik GmbH, a manufacturer of coatings for automotive and light truck wheel applications. The results of this business since the date of acquisition have been reported within the automotive OEM coatings business within the Industrial Coatings reportable business segment.
VersaFlex
On February 19, 2021, PPG completed the acquisition of VersaFlex, a manufacturer specializing in polyurea, epoxy and polyurethane coatings for water and waste water infrastructure, flooring, transportation infrastructure, and industrial applications. The results of this business since the date of acquisition have been reported within the protective and marine coatings business within the Performance Coatings reportable business segment.
Ennis-Flint
On December 23, 2020, PPG completed the acquisition of Ennis-Flint, a global manufacturer of a broad portfolio of pavement marking products, including traffic paint, hot-applied and preformed thermoplastics, raised pavement markers and intelligent transportation systems. PPG funded this transaction using cash on hand. The results of this business since the date of acquisition have been reported within the traffic solutions business within the Performance Coatings reportable business segment.
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
Hemmelrath
On April 16, 2019, PPG completed the acquisition of Hemmelrath, an automotive coatings manufacturer. Hemmelrath is a global manufacturer of coatings for automotive OEMs. The results of this business since the date of acquisition have been reported within the automotive OEM coatings business within the Industrial Coatings reportable business segment.
Whitford Worldwide Company
On March 1, 2019, PPG completed the acquisition of Whitford Worldwide Company, a global manufacturer that specializes in low-friction and nonstick coatings for industrial applications and consumer products. The results of this business since the date of acquisition have been reported within the industrial coatings business within the Industrial Coatings reportable business segment.
     2021 PPG ANNUAL REPORT AND 10-K 42

Notes to the Consolidated Financial Statements
Divestitures
In December 2020, PPG committed to a plan to sell certain entities in smaller, non-strategic countries. The revenue of these entities represents less than 1% of PPG annual net sales. The planned sale is expected to occur in early 2022. As a result, the assets and liabilities of these entities were reclassified as held for sale, and Impairment charges of $21 million and $52 million were recorded in the consolidated statement of income for the years ended December 31, 2021 and 2020, respectively, representing the recognition in earnings of the cumulative effect of foreign currency exchange losses previously recorded in equity since acquisition and the excess net book value of the net assets over the anticipated sales proceeds less costs to sell these entities. The assets and liabilities of these entities are reported as held for sale in Other current assets and Accounts payable and accrued liabilities, respectively, on the accompanying consolidated balance sheet as of December 31, 2021 and 2020. The results of these entities are reported within the Performance Coatings reportable business segment.
The major classes of assets and liabilities of these entities included in the PPG consolidated balance sheet at December 31, 2021 and 2020 were as follows:

($ in millions)	December 31, 2021	December 31, 2020
Cash and cash equivalents	$13	$20
Receivables	—	5
Inventories	—	5
Assets held for sale	$13	$30
Accounts payable and accrued liabilities	$13	$14
Operating lease liabilities	5	6
Deferred income taxes	2	3
Other liabilities	1	1
Liabilities held for sale	$21	$24
Glass Segment
In the fourth quarter 2021, PPG released an environmental reserve previously established at the time of the sale of the flat glass business under the terms of the separation agreement, resulting in recognition of $25 million income from discontinued operations, or $19 million net of tax.
3. Working Capital Detail

($ in millions)	2021	2020
Receivables
Trade - net	$2,687	$2,412
Other - net	465	314
Total	$3,152	$2,726
Inventories(1)
Finished products	$1,175	$1,021
Work in process	234	187
Raw materials	723	490
Supplies	39	37
Total	$2,171	$1,735
Accounts payable and accrued liabilities
Trade	$2,734	$2,259
Accrued payroll	534	505
Customer rebates	368	320
Other postretirement and pension benefits	87	85
Income taxes	36	46
Other	633	577
Total	$4,392	$3,792
(1)Inventories valued using the LIFO method of inventory valuation comprised 29% and 33% of total gross inventory values as of December 31, 2021 and 2020, respectively. If the FIFO method of inventory valuation had been used, inventories would have been $174 million and $110 million higher as of December 31, 2021 and 2020, respectively.
2021 PPG ANNUAL REPORT AND FORM 10-K 43

Notes to the Consolidated Financial Statements
4. Property, Plant and Equipment

($ in millions)	Useful Lives (years)	2021	2020
Land and land improvements	1-30	$570	$541
Buildings	20-40	1,769	1,673
Machinery and equipment	5-25	3,949	3,794
Other	3-20	1,177	1,123
Construction in progress		509	345
Total		$7,974	$7,476
Less: accumulated depreciation		4,532	4,349
Net		$3,442	$3,127
5. Investments

($ in millions)	2021	2020
Investments in equity affiliates	$126	$120
Marketable equity securities (See Note 10)	98	97
Other	50	50
Total	$274	$267
Investments in equity affiliates represent PPG’s ownership interests in entities between 20% and 50% that manufacture and sell coatings and certain chemicals.
PPG’s share of undistributed net earnings of equity affiliates was $15 million, $8 million and $11 million in 2021, 2020 and 2019, respectively. Dividends received from equity affiliates were $9 million, $18 million and $15 million in 2021, 2020 and 2019, respectively.
6. Goodwill and Other Identifiable Intangible Assets

Goodwill
($ in millions)	Performance Coatings	Industrial Coatings	Total
January 1, 2020	$3,442	$1,028	$4,470
Acquisitions, including purchase accounting adjustments	519	15	534
Disposals	(5)	—	(5)
Foreign currency impact	67	36	103
December 31, 2020	$4,023	$1,079	$5,102
Acquisitions, including purchase accounting adjustments	1,188	177	1,365
Foreign currency impact	(177)	(42)	(219)
December 31, 2021	$5,034	$1,214	$6,248

Identifiable Intangible Assets
	December 31, 2021			December 31, 2020
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Indefinite-Lived Identifiable Intangible Assets
Trademarks	$1,449	$—	$1,449	$1,101	$—	$1,101
Definite-Lived Identifiable Intangible Assets
Acquired technology	$862	($616)	$246	$813	($585)	$228
Customer-related	1,956	(1,064)	892	1,849	(994)	855
Trade names	336	(144)	192	277	(129)	148
Other	51	(47)	4	64	(45)	19
Total Definite Lived Intangible Assets	$3,205	($1,871)	$1,334	$3,003	($1,753)	$1,250
Total Identifiable Intangible Assets	$4,654	($1,871)	$2,783	$4,104	($1,753)	$2,351
In the fourth quarter, the Company tests the carrying value of indefinite-lived trademarks for impairment, as discussed in Note 1, “Summary of Significant Accounting Policies.” In conjunction with the 2020 assessment, the long-term forecast of net sales for a trademark in the Performance Coatings segment was reduced as a result of historical performance. As a result, the Company recognized a pretax impairment charge of $38 million in Impairment charges in the accompanying consolidated statements of income. In 2021, the annual impairment testing review of indefinite-lived intangibles did not result in an impairment.
Aggregate amortization expense was $172 million, $138 million and $136 million in 2021, 2020 and 2019, respectively.
     2021 PPG ANNUAL REPORT AND 10-K 44

Notes to the Consolidated Financial Statements

($ in millions)	2022	2023	2024	2025	2026
Estimated future amortization expense	$180	$165	$150	$135	$115
7. Business Restructuring
The Company records restructuring liabilities that represent charges incurred in connection with consolidations of certain operations, including operations from acquisitions, as well as headcount reduction programs. These charges consist primarily of severance costs and certain other cash costs. As a result of these programs, the Company will also incur incremental non-cash accelerated depreciation expense for certain assets due to their reduced expected asset life. These charges are not allocated to the Company’s reportable business segments. Refer to Note 20, “Reportable Business Segment Information” for additional information.
In the fourth quarter 2021, the Company approved business restructuring actions related to recent acquisitions targeting further consolidation of our manufacturing footprint and headcount reductions. The majority of these restructuring actions are expected to be completed by the end of 2023.
In the second quarter 2020, the Company approved a business restructuring plan which included actions to reduce its global cost structure. The program addressed weakened global economic conditions stemming from COVID-19 and related pace of recovery in a few end-use markets along with further opportunities to optimize supply chain and functional costs. In the second quarter 2019, the Company approved a business restructuring plan which included actions to reduce its global cost structure. The remaining actions of the 2020 and 2019 restructuring programs are expected to be completed in 2022.
In the second quarter 2018, the Company approved a business restructuring plan which included actions to reduce its global cost structure. Substantially all actions from this business restructuring plan have been completed.
The following table summarizes restructuring reserve activity for the years ended December 31, 2021 and 2020:

	Total Reserve
($ in millions)	2021	2020
January 1	$293	$224
Approved restructuring actions	54	203
Release of prior reserves and other adjustments(a)	(23)	(29)
Cash payments	(77)	(126)
Foreign currency impact	(16)	21
December 31	$231	$293
(a)Certain releases were recorded to reflect the current estimate of costs to complete planned business restructuring actions.
8. Leases
PPG leases certain retail paint stores, warehouses, distribution facilities, office space, fleet vehicles and equipment.
The components of lease expense for the years ended December 31, 2021, 2020 and 2019 were as follows:

($ in millions)	Classification in the Consolidated Statement of Income	2021	2020	2019
Operating lease cost	Cost of sales, exclusive of depreciation and amortization	$41	$34	$34
Operating lease cost	Selling, general and administrative	219	206	198
Total operating lease cost		$260	$240	$232
Finance lease cost:
Amortization of right-of-use assets	Depreciation	$2	$2	$2
Interest on lease liabilities	Interest expense	1	1	1
Total finance lease cost		$3	$3	$3
Total lease cost		$263	$243	$235
Total operating lease cost for the years ended December 31, 2021, 2020 and 2019 is inclusive of the following:

($ in millions)	2021	2020	2019
Variable lease costs	$18	$17	$15
Short-term lease costs	$16	$8	$5
2021 PPG ANNUAL REPORT AND FORM 10-K 45

Notes to the Consolidated Financial Statements
The lease amounts included in the consolidated balance sheet as of December 31, 2021 and 2020 were as follows:

($ in millions)	Classification on the Consolidated Balance Sheet	2021	2020
Assets:
Operating	Operating lease right-of-use assets	$891	$847
Finance(1)	Property, plant, and equipment, net	13	17
Total leased assets		$904	$864
Liabilities:
Current
Operating	Current portion of operating lease liabilities	$192	$180
Finance	Short-term debt and current portion of long-term debt	3	3
Noncurrent
Operating	Operating lease liabilities	$693	$677
Finance	Long-term debt	7	9
Total lease liabilities		$895	$869
(1)Net of accumulated depreciation of $13 million as of December 31, 2021 and 2020.
Supplemental cash flow information related to leases for the years ended December 31, 2021, 2020 and 2019 was as follows:

($ in millions)	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$224	$212	$210
Operating cash flows paid for finance leases	$1	$1	$1
Financing cash flows paid for finance leases	$3	$2	$4
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$253	$227	$219
Finance leases	$—	$4	$1
Lease terms and discount rates as of December 31, 2021, 2020 and 2019 were as follows:

	2021	2020	2019
Weighted-average remaining lease term (in years)
Operating leases	7.1	7.4	7.4
Finance leases	6.4	6.1	6.2
Weighted-average discount rate
Operating leases	2.1%	2.4%	3.0%
Finance leases	5.8%	7.0%	9.4%
As of December 31, 2021, maturities of lease liabilities were as follows:

($ in millions)	Operating Leases	Finance Leases
2022	$210	$3
2023	170	3
2024	133	2
2025	103	1
2026	80	1
Thereafter	262	2
Total lease payments	$958	$12
Less: Interest	73	2
Total lease obligations	$885	$10
     2021 PPG ANNUAL REPORT AND 10-K 46

Notes to the Consolidated Financial Statements
9. Borrowings and Lines of Credit
Long-term Debt Obligations

($ in millions)	Maturity Date	2021	2020
9% non-callable debentures ($134)(1)	2021	—	134
0.875% notes (€600)	2022	—	732
3.2% notes ($300)(2)	2023	299	299
Term Loan Credit Agreement, due 2024 ($1,400)	2024	1,399	—
2.4% notes ($300)	2024	298	298
0.875% notes (€600)	2025	677	727
1.200% notes ($700)	2026	692	—
1.4% notes (€600)	2027	677	726
3.75% notes ($800)(3)	2028	811	813
2.5% notes (€80)	2029	90	94
2.8% notes ($300)	2029	298	299
2.55% notes ($300)	2030	296	296
7.70% notes ($176)	2038	174	174
5.5% notes ($250)	2040	247	247
3.0% notes (€120)	2044	130	139
Commercial paper	Various	440	250
Various other non-U.S. debt(4)	Various	1	38
Finance lease obligations	Various	10	12
Impact of derivatives on debt(1)(5)	N/A	36	68
Total		$6,575	$5,346
Less payments due within one year	N/A	3	175
Long-term debt		$6,572	$5,171
(1)PPG entered into several interest rate swaps, which were subsequently settled in prior periods. The impact of these settlements was amortized over the life of the debentures as a reduction to interest expense. These interest rate swaps were terminated in 2021. The weighted average interest rate for these borrowings was 8.8% and 8.4% for the years ended December 31, 2021 and 2020, respectively.
(2)In February 2018, PPG entered into interest rate swaps which converted $150 million of the notes from a fixed interest rate to a floating interest rate based on the three month London Interbank Offered Rate (LIBOR). The impact of the derivative on the notes represents the fair value adjustment of the debt. The average effective interest rate for the portion of the notes impacted by the swaps was 0.6% and 1.2% as of December 31, 2021 and 2020, respectively. Refer to Note 10, “Financial Instruments, Hedging Activities and Fair Value Measurements” for additional information.
(3)In February 2018, PPG entered into interest rate swaps which converted $375 million of the notes from a fixed interest rate to a floating interest rate based on the three month LIBOR. The impact of the derivative on the notes represents the fair value adjustment of the debt. The average effective interest rate for the portion of the notes impacted by the swaps was 1.0% and 1.6% as of December 31, 2021 and 2020, respectively. Refer to Note 10, “Financial Instruments, Hedging Activities and Fair Value Measurements” for additional information.
(4)Weighted average interest rate of 3.1% and 3.8% as of December 31, 2021 and 2020, respectively.
(5)Fair value adjustment of the 3.2% $300 million notes and 3.75% $800 million notes as a result of fair value hedge accounting treatment related to the outstanding interest rate swaps as of December 31, 2021 and 2020, respectively. Refer to Note 10, “Financial Instruments, Hedging Activities and Fair Value Measurements” for additional information.
Long-term Debt Activities
In December 2021, PPG completed an early redemption of the 0.875% notes due March 2022 using cash on hand.
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
2021 PPG ANNUAL REPORT AND FORM 10-K 47

Notes to the Consolidated Financial Statements
In February 2021, PPG entered into a $2.0 billion Term Loan Credit Agreement (the "Term Loan Credit Agreement"). The Term Loan Credit Agreement provided the Company with the ability to borrow up to an aggregate principal amount of $2.0 billion on an unsecured basis prior to December 31, 2021, to be used for working capital and general corporate purposes. The Term Loan Credit Agreement contains covenants that are usual and customary restrictive covenants for facilities of its type, which include, with specified exceptions, limitations on the Company’s ability to create liens or other encumbrances, to enter into sale and leaseback transactions and to enter into consolidations, mergers or transfers of all or substantially all of its assets. The Term Loan Credit Agreement matures and all outstanding borrowings are due and payable on the third anniversary of the date of the initial borrowing under the Agreement. In June 2021, PPG borrowed $700 million under Term Loan Credit Agreement to finance the Company’s acquisition of Tikkurila, and to pay fees, costs and expenses related thereto. In December 2021, PPG borrowed an additional $700 million under the Term Loan Credit Agreement.
In August 2020, PPG completed a public offering of $100 million aggregate principal amount of 3.75% notes due March 2028. These notes were issued as additional notes pursuant to PPG’s existing shelf registration statement and pursuant to the Indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, as supplemented (the "2018 Indenture"), which is is the same Indenture pursuant to which we previously issued $700 million in aggregate principle amount of our 3.75% notes due March 2028 on February 27, 2018. The new notes will be treated as a single series of notes with the existing notes under the 2018 Indenture, have the same CUSIP number as the existing notes, and be fungible with the existing notes for US federal income tax purposes. The Indenture governing these notes contains covenants that limit the Company’s ability to, among other things, incur certain liens securing indebtedness, engage in certain sale-leaseback transactions, and enter into certain consolidations, mergers, conveyances, transfers or leases of all or substantially all the Company’s assets. The terms of these notes also require the Company to make an offer to repurchase the notes upon a Change of Control Triggering Event (as defined in the 2018 Indenture) at a price equal to 101% of their principal amount plus accrued and unpaid interest. The Company may issue additional debt from time to time pursuant to the 2018 Indenture. The aggregate cash proceeds from the notes, including the premium received at issuance, net of fees, was $119 million.
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
In April 2020, PPG entered into a $1.5 billion 364-Day Term Loan Credit Agreement (the “Term Loan”). The Term Loan contains covenants that are consistent with those in the Credit Agreement discussed below and that are usual and customary restrictive covenants for facilities of its type, which include, with specified exceptions, limitations on the Company’s ability to create liens or other encumbrances, to enter into sale and leaseback transactions and to enter into consolidations, mergers or transfers of all or substantially all of its assets. In 2020, PPG repaid $1.1 billion of the Term Loan using cash on hand. In the first quarter 2021, PPG repaid the remaining $400 million of the Term Loan using cash on hand. The Term Loan terminated on April 13, 2021.
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
     2021 PPG ANNUAL REPORT AND 10-K 48

Notes to the Consolidated Financial Statements
In November 2019, PPG’s €300 million 0.00% notes and $300 million 2.3% notes matured, upon which the Company paid $634 million to settle these obligations.
Credit agreements
In August 2019, PPG amended and restated its five-year credit agreement (the “Credit Agreement”) with several banks and financial institutions. The Credit Agreement amends and restates the Company's existing five year credit agreement dated as of December 18, 2015. The Credit Agreement provides for a $2.2 billion unsecured revolving credit facility. The Company has the ability to increase the size of the Credit Agreement by up to an additional $750 million, subject to the receipt of lender commitments and other conditions precedent. The Credit Agreement will terminate on August 30, 2024. The Company has the right, subject to certain conditions set forth in the Credit Agreement, to designate certain subsidiaries of the Company as borrowers under the Credit Agreement. In connection with any such designation, the Company is required to guarantee the obligations of any such subsidiaries under the Credit Agreement. In March 2020, PPG borrowed $800 million under the Credit Agreement and repaid that amount in full in April 2020. For the years ended December 31, 2021 and 2020, there were no amounts outstanding under the credit agreement. The indicative borrowing rate on a one month, U.S. dollar denominated borrowing was 1.1% at December 31, 2021.
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
The Credit Agreement also supports the Company’s commercial paper borrowings which are classified as long-term based on PPG’s intent and ability to refinance these borrowings on a long-term basis. Commercial paper borrowings of $440 million and $250 million were outstanding as of December 31, 2021 and December 31, 2020, respectively.
The Credit Agreement contains usual and customary restrictive covenants for facilities of its type, which include, with specified exceptions, limitations on the Company’s ability to create liens or other encumbrances, to enter into sale and leaseback transactions and to enter into consolidations, mergers or transfers of all or substantially all of its assets. The Credit Agreement also requires the Company to maintain a ratio of Total Indebtedness to Total Capitalization, as defined in the Credit Agreement, of 60% or less; provided, that for any fiscal quarter in which the Company has made an acquisition for consideration in excess of $1 billion and for the next five fiscal quarters thereafter, the ratio of Total Indebtedness to Total Capitalization may not exceed 65% at any time. As of December 31, 2021, Total Indebtedness to Total Capitalization as defined under the Credit Agreement was 48%.
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
Restrictive Covenants and Cross-Default Provisions
As of December 31, 2021, PPG was in full compliance with the restrictive covenants under its various credit agreements, loan agreements and indentures.
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
Long-term Debt Maturities

($ in millions)	Maturity per year
2022	$3
2023	$301
2024	$2,136
2025	$679
2026	$699
Thereafter	$2,757
2021 PPG ANNUAL REPORT AND FORM 10-K 49

Notes to the Consolidated Financial Statements
Short-term Debt Obligations

($ in millions)	2021	2020
Various, weighted average 0.7% and 1.7% as of December 31, 2021 and 2020, respectively.	$6	$403
Lines of Credit, Letters of Credit and Surety Bonds
PPG’s non-U.S. operations have uncommitted lines of credit totaling $492 million of which $9 million was used as of December 31, 2021. These uncommitted lines of credit are subject to cancellation at any time and are generally not subject to any commitment fees.
The Company had outstanding letters of credit and surety bonds of $173 million and $134 million as of December 31, 2021 and 2020, respectively. The letters of credit secure the Company’s performance to third parties under certain self-insurance programs and other commitments made in the ordinary course of business. The Company does not believe any loss related to these letters of credit or surety bonds is likely.
10. Financial Instruments, Hedging Activities and Fair Value Measurements
Financial instruments include cash and cash equivalents, short-term investments, cash held in escrow, marketable equity securities, accounts receivable, company-owned life insurance, accounts payable, short-term and long-term debt instruments, and derivatives. The fair values of these financial instruments approximated their carrying values at December 31, 2021 and 2020, in the aggregate, except for long-term debt instruments.
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
PPG’s policies do not permit speculative use of derivative financial instruments. PPG enters into derivative financial instruments with high credit quality counterparties and diversifies its positions among such counterparties in order to reduce its exposure to credit losses. The Company did not realize a credit loss on derivatives during the three-year period ended December 31, 2021.
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
In 2021 and 2020, there were no derivative instruments de-designated or discontinued as a hedging instrument. There were no gains or losses deferred in Accumulated other comprehensive loss on the consolidated balance sheet that were reclassified to Income before income taxes in the consolidated statement of income during the three-year period ended December 31, 2021 related to hedges of anticipated transactions that were no longer expected to occur.
Fair Value Hedges
The Company uses interest rate swaps from time to time to manage its exposure to changing interest rates. When outstanding, the interest rate swaps are typically designated as fair value hedges of certain outstanding debt obligations of the Company and are recorded at fair value.
In February 2018, PPG entered into interest rate swaps which converted $525 million of fixed rate debt to variable rate debt. The swaps are designated as fair value hedges and are carried at fair value. Changes in the fair value of these swaps and changes in the fair value of the related debt are recorded in Interest expense in the accompanying consolidated statement of income. The fair value of these interest rate swaps was an asset of $36 million and $67 million at December 31, 2021 and 2020, respectively.
Cash Flow Hedges
At times, PPG designates certain foreign currency forward contracts as cash flow hedges of the Company’s exposure to variability in exchange rates on third party transactions denominated in foreign currencies. There were no outstanding cash flow hedges at December 31, 2021 and December 31, 2020, respectively.
Net Investment Hedges
PPG uses cross currency swaps and foreign currency euro-denominated debt to hedge a significant portion of its net investment in its European operations, as follows:
     2021 PPG ANNUAL REPORT AND 10-K 50

Notes to the Consolidated Financial Statements
As of December 31, 2021 and December 31, 2020, PPG had U.S. dollar to euro cross currency swap contracts with total notional amounts of $775 million and $875 million, respectively, and designated these contracts as hedges of the Company's net investment in its European operations. During the term of these contracts, PPG will receive payment in U.S. dollars and make payments in euros to the counterparties. As of December 31, 2021 and 2020, the fair value of these contracts was a net asset of $50 million and a net liability of $8 million, respectively.
At December 31, 2021 and 2020, PPG had designated €1.4 billion and €2.0 billion, respectively, of euro-denominated borrowings as hedges of a portion of its net investment in the Company’s European operations. The carrying value of these instruments at December 31, 2021 and 2020 was $1.6 billion and $2.4 billion, respectively.
There were no foreign currency forward contracts designated as net investment hedges used or outstanding as of and for the periods ended December 31, 2021, 2020 and 2019.
Other Financial Instruments
PPG uses foreign currency forward contracts to manage net transaction exposures that do not qualify for hedge accounting; therefore, the change in the fair value of these instruments is recorded in Other charges in the consolidated statement of income in the period of change. Underlying notional amounts related to these foreign currency forward contracts were $1.9 billion and $1.4 billion at December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, the fair values of these contracts were net assets of $24 million and $2 million, respectively.
Gains/Losses Deferred in Accumulated Other Comprehensive losses
As of December 31, 2021 and 2020, the Company had accumulated pretax unrealized translation gains and losses in Accumulated other comprehensive loss on the consolidated balance sheet related to the euro-denominated borrowings, foreign currency forward contracts, and the cross currency swaps of $204 million and $22 million, respectively.
The following table summarizes the location within the consolidated financial statements and amount of gains/(losses) related to derivative and debt financial instruments for the years ended December 31, 2021, 2020 and 2019. All dollar amounts are shown on a pretax basis.

	2021		2020		2019		Caption in Consolidated Statement of Income
($ in millions)	Gain Deferred in AOCL	Gain Recognized	Loss Deferred in AOCL	Gain Recognized	Gain Deferred in AOCL	Gain/(Loss) Recognized
Fair Value
Interest rate swaps		$15		$12		$3	Interest expense
Total Fair Value		$15		$12		$3
Cash Flow
Foreign currency forward contracts	$—	$—	$—	$—	$2	($3)	Other charges and Cost of sales
Total Cash Flow	$—	$—	$—	$—	$2	($3)
Net Investment
Cross currency swaps	$53	$13	($57)	$16	$13	$18	Interest expense
Foreign denominated debt	173	—	(200)	—	61	—
Total Net Investment	$226	$13	($257)	$16	$74	$18
Economic
Foreign currency forward contracts		$23		$30		$55	Other charges
Fair Value Measurements
The Company follows a fair value measurement hierarchy to measure its assets and liabilities. As of December 31, 2021 and 2020, respectively, the assets and liabilities measured at fair value on a recurring basis were cash equivalents, equity securities and derivatives. In addition, the Company measures its pension plan assets at fair value (see Note 13, “Employee Benefit Plans” for further details). The Company’s financial assets and liabilities are measured using inputs from the following three levels:
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
2021 PPG ANNUAL REPORT AND FORM 10-K 51

Notes to the Consolidated Financial Statements
Level 3 inputs are unobservable inputs employed for measuring the fair value of assets or liabilities. The Company does not have any recurring financial assets or liabilities that are recorded in its consolidated balance sheets as of December 31, 2021 and 2020 that are classified as Level 3 inputs.
Assets and liabilities reported at fair value on a recurring basis

	December 31, 2021			December 31, 2020
($ in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Other current assets:
Marketable equity securities	$6	$—	$—	$6	$—	$—
Foreign currency forward contracts(a)	—	28	—	—	8	—
Other assets:
Cross currency swaps(b)	$—	$50	$—	$—	$13	$—
Interest rate swaps(c)	—	36	—	—	67	—
Investments:
Marketable equity securities	$98	$—	$—	$97	$—	$—
Liabilities:
Accounts payable and accrued liabilities:
Foreign currency forward contracts(a)	$—	$4	$—	$—	$6	$—
Cross currency swaps(b)	—	—	—	—	8	—
Other liabilities:
Cross currency swap(b)	$—	$—	$—	$—	$13	$—
(a)    Derivatives not designated as hedging instruments
(b)    Net investment hedges
(c)    Fair value hedges
Long-Term Debt

($ in millions)	December 31, 2021 (a)	December 31, 2020 (b)
Long-term debt - carrying value	$6,565	$5,334
Long-term debt - fair value	$6,958	$5,913
(a)    Excluding finance lease obligations of $10 million and short term borrowings of $6 million as of December 31, 2021.
(b)    Excluding finance lease obligations of $12 million and short term borrowings of $403 million as of December 31, 2020.
The fair values of the debt instruments were based on discounted cash flows and interest rates then currently available to the Company for instruments of the same remaining maturities and were measured using level 2 inputs.
Call and put option on noncontrolling interest
In December 2019, PPG paid cash to acquire the remaining noncontrolling interest in a coatings business of which PPG previously had a majority interest. Prior to this transaction, the minority shareholder’s results were included in Net income attributable to noncontrolling interests on the consolidated statement of income.
     2021 PPG ANNUAL REPORT AND 10-K 52

Notes to the Consolidated Financial Statements
11. Earnings Per Common Share

($ in millions, except per share amounts)	2021	2020	2019
Earnings per common share (attributable to PPG)
Income from continuing operations, net of tax	$1,420	$1,056	$1,243
Income from discontinued operations, net of tax	19	3	—
Net income (attributable to PPG)	$1,439	$1,059	$1,243
Weighted average common shares outstanding	237.6	236.8	236.9
Effect of dilutive securities:
Stock options	1.0	0.4	0.6
Other stock compensation plans	0.8	0.7	0.7
Potentially dilutive common shares	1.8	1.1	1.3
Adjusted weighted average common shares outstanding	239.4	237.9	238.2
Earnings per common share (attributable to PPG)
Income from continuing operations, net of tax	$5.98	$4.46	$5.25
Income from discontinued operations, net of tax	0.08	0.01	—
Net income (attributable to PPG)	$6.06	$4.47	$5.25
Earnings per common share - assuming dilution (attributable to PPG)
Income from continuing operations, net of tax	$5.93	$4.44	$5.22
Income from discontinued operations, net of tax	0.08	0.01	—
Net income (attributable to PPG)	$6.01	$4.45	$5.22
Excluded from the computation of earnings per diluted share due to their antidilutive effect were zero, 1.4 million, and 0.9 million outstanding stock options in 2021, 2020 and 2019, respectively.
12. Income Taxes
The provision for income taxes by taxing jurisdiction and by significant components consisted of the following:

($ in millions)	2021	2020	2019
Current
U.S. federal	$25	$12	$86
U.S. state and local	13	6	15
Foreign	301	320	296
Total current income tax expense	$339	$338	$397
Deferred
U.S. federal	$12	$1	($1)
U.S. state and local	3	(3)	13
Foreign	20	(45)	(17)
Total deferred income tax expense/(benefit)	$35	($47)	($5)
Total income tax expense	$374	$291	$392
A reconciliation of the statutory U.S. corporate federal income tax rate to the Company’s effective tax rate follows:

	2021	2020	2019
U.S. federal income tax rate	21.0%	21.0%	21.0%
Changes in rate due to:
Taxes on non-U.S. earnings	2.7	3.3	2.9
U.S. state and local taxes	0.8	0.3	1.3
U.S. tax (benefit)/cost on foreign dividends	(1.6)	0.1	(0.9)
Tax benefits from equity awards	(0.3)	(0.4)	—
Change in valuation allowance reserves	—	(1.4)	—
U.S. tax incentives	(0.6)	(0.9)	(0.7)
U.S. tax cost - Tax Cuts & Jobs Act	—	—	0.3
Uncertain tax positions	(1.4)	0.9	0.3
Other	—	(1.5)	(0.6)
Effective income tax rate	20.6%	21.4%	23.6%
In 2021, the effective income tax rate included a net benefit of $66 million primarily driven by foreign tax credits, releases of reserves for uncertain tax positions and research and development credits. In 2020, the effective income tax rate included a net benefit of $30 million for changes in valuation allowance reserves and for U.S. research and development credits, as well as other credits. In 2019, the effective income tax rate included a net benefit of $22 million driven by
2021 PPG ANNUAL REPORT AND FORM 10-K 53

Notes to the Consolidated Financial Statements
Global Intangible Low-Taxed Income, foreign derived intangible income deductions, foreign tax credits and research and development credits.
Income before income taxes of the Company’s U.S. operations for 2021, 2020 and 2019 was $469 million, $190 million and $596 million, respectively. Income before income taxes of the Company’s foreign operations for 2021, 2020 and 2019 was $1,346 million, $1,172 million and $1,065 million, respectively.
Deferred income taxes
Deferred income taxes are provided for the effect of temporary differences that arise because there are certain items treated differently for financial accounting than for income tax reporting purposes. The deferred tax assets and liabilities are determined by applying the enacted tax rate in the year in which the temporary difference is expected to reverse.

($ in millions)	2021	2020
Deferred income tax assets related to
Employee benefits	$386	$439
Contingent and accrued liabilities	74	118
Operating loss and other carry-forwards	278	293
Operating lease liabilities	215	209
Research and development amortization	68	—
Other	121	197
Valuation allowance	(172)	(167)
Total	$970	$1,089
Deferred income tax liabilities related to
Property	$278	$240
Intangibles	814	663
Employee benefits	75	37
Operating lease right-of-use assets	216	206
Other	36	16
Total	$1,419	$1,162
Deferred income tax liabilities – net	($449)	($73)
Net operating loss and credit carryforwards

($ in millions)	2021	2020	Expiration
Available net operating loss carryforwards, tax effected:
Indefinite expiration	$106	$113	NA
Definite expiration	77	80	2022-2041
Total	$183	$193
Income tax credit carryforwards	$115	$119	2022-2041
A valuation allowance of $172 million and $167 million has been established for carry-forwards and certain other items at December 31, 2021 and 2020, respectively, when the ability to utilize them is not likely.
Undistributed foreign earnings
The Company had $4.3 billion and $4.1 billion of undistributed earnings of non-U.S. subsidiaries as of December 31, 2021 and 2020, respectively. These amounts relate to approximately 280 subsidiaries in approximately 80 taxable jurisdictions. The Company estimates repatriation of undistributed earnings of non-U.S. subsidiaries as of December 31, 2021 and 2020 would have resulted in a tax cost of $39 million and $40 million, respectively.
As of December 31, 2021, the Company has not changed its intention to reinvest foreign earnings indefinitely or repatriate when it is tax effective to do so, and as such, has not established a liability for foreign withholding taxes or other costs that would be incurred if the earnings were repatriated.
Unrecognized tax benefits
The Company files federal, state and local income tax returns in numerous domestic and foreign jurisdictions. In most tax jurisdictions, returns are subject to examination by the relevant tax authorities for a number of years after the returns have been filed. The Company is no longer subject to examinations by tax authorities in any major tax jurisdiction for years before 2008. Additionally, the Company is no longer subject to examination by the Internal Revenue Service for U.S. federal income tax returns filed for years through 2016. The examinations of the Company’s U.S. federal income tax returns for 2017 through 2018 are currently underway.
     2021 PPG ANNUAL REPORT AND 10-K 54

Notes to the Consolidated Financial Statements
A reconciliation of the total amounts of unrecognized tax benefits (excluding interest and penalties) as of December 31 follows:

($ in millions)	2021	2020	2019
January 1	$175	$167	$166
Current year tax positions - additions	12	25	25
Prior year tax positions - additions	10	5	4
Prior year tax positions - reductions	(2)	(2)	(9)
Statute of limitations expirations	(19)	(8)	(6)
Settlements	(21)	(11)	(12)
Foreign currency translation	3	(1)	(1)
December 31	$158	$175	$167
The Company expects that any reasonably possible change in the amount of unrecognized tax benefits in the next 12 months would not be significant. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $132 million as of December 31, 2021.
Interest and penalties

($ in millions)	2021	2020	2019
Accrued interest and penalties related to unrecognized tax benefits	$17	$18	$17
(Income)/loss recognized in income tax expense related to interest and penalties	($2)	$2	$1
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.
13. Employee Benefit Plans
Defined Benefit Plans
PPG has defined benefit pension plans that cover certain employees worldwide. The principal defined benefit pension plans are those in the U.S., Canada, the Netherlands and the U.K. These plans in the aggregate represent approximately 91% of PPG’s total projected benefit obligation at December 31, 2021, of which the U.S. defined benefit pension plans represent the largest component.
As of December 31, 2020, the Company’s U.S. and Canadian defined benefit plans were frozen for all participants. The Company plans to continue reviewing and potentially amending PPG defined benefit plans in the future.
Canadian pension annuity contracts
In December 2021, the Company purchased group annuity contracts that transferred pension benefit obligations for certain of the Company’s retirees in Canada who were receiving their monthly retirement benefit payments from the Canadian pension plans to a third-party insurance company. The amount of each affected retiree’s annuity payment is equal to the amount of such individual’s pension benefit. The purchase of group annuity contracts was funded directly by the assets of the Canadian plans. By transferring the obligations and assets to the insurance company, the Company reduced its overall pension projected benefit obligation by approximately $175 million and recognized a non-cash pension settlement charge of $50 million.
Postretirement medical
PPG sponsors welfare benefit plans that provide postretirement medical and life insurance benefits for certain U.S. and Canadian employees and their dependents of which the U.S. welfare benefit plans represent approximately 87% of PPG’s total projected benefit obligation at December 31, 2021. Salaried and certain hourly employees in the U.S. hired on or after October 1, 2004, or rehired on or after October 1, 2012 are not eligible for postretirement medical benefits. These plans in the U.S. and Canada require retiree contributions based on retiree-selected coverage levels for certain retirees and their dependents and provide for sharing of future benefit cost increases between PPG and participants based on management discretion. The Company has the right to modify, amend or terminate certain of these benefit plans in the future.
Effective January 1, 2017, the Company-sponsored Medicare-eligible plans were replaced by a Medicare private exchange. The announcement of this plan design change triggered a remeasurement of PPG’s retiree medical benefit obligation using prevailing interest rates. The plan design change resulted in a $306 million reduction in the Company's postretirement benefit obligation. PPG accounted for the plan design change prospectively, and the impact will be amortized to periodic postretirement benefit cost over a 5.6 year period through mid-2022.
2021 PPG ANNUAL REPORT AND FORM 10-K 55

Notes to the Consolidated Financial Statements
The following table sets forth the changes in projected benefit obligations (“PBO”), plan assets, the funded status and the amounts recognized on the accompanying consolidated balance sheet for the Company’s defined benefit pension and other postretirement benefit plans:

	Defined Benefit Pension Plans
	United States		International		Total PPG
($ in millions)	2021	2020	2021	2020	2021	2020
Projected benefit obligation, January 1	$2,042	$1,842	$1,933	$1,719	$3,975	$3,561
Service cost	—	13	9	11	9	24
Interest cost	39	54	26	33	65	87
Actuarial (gains)/losses - net	(72)	251	(91)	165	(163)	416
Benefits paid	(89)	(133)	(60)	(60)	(149)	(193)
Acquisitions	—	—	48	—	48	—
Foreign currency translation adjustments	—	—	(51)	87	(51)	87
Settlements and curtailments	—	13	(198)	(19)	(198)	(6)
Other	—	2	(2)	(3)	(2)	(1)
Projected benefit obligation, December 31	$1,920	$2,042	$1,614	$1,933	$3,534	$3,975
Market value of plan assets, January 1	$1,335	$1,304	$1,881	$1,661	$3,216	$2,965
Actual return on plan assets	66	144	42	198	108	342
Company contributions	—	—	10	17	10	17
Benefits paid	(72)	(113)	(51)	(51)	(123)	(164)
Acquisitions	—	—	3	—	3	—
Plan settlements	—	—	(198)	(19)	(198)	(19)
Foreign currency translation adjustments	—	—	(38)	78	(38)	78
Other	—	—	(3)	(3)	(3)	(3)
Market value of plan assets, December 31	$1,329	$1,335	$1,646	$1,881	$2,975	$3,216
Funded Status	($591)	($707)	$32	($52)	($559)	($759)
Amounts recognized in the Consolidated Balance Sheet:
Other assets (long-term)	—	—	310	218	310	218
Accounts payable and accrued liabilities	(23)	(23)	(12)	(9)	(35)	(32)
Accrued pensions	(568)	(684)	(266)	(261)	(834)	(945)
Net (liability)/asset recognized	($591)	($707)	$32	($52)	($559)	($759)

	Other Postretirement Benefit Plans
	United States		International		Total PPG
($ in millions)	2021	2020	2021	2020	2021	2020
Projected benefit obligation, January 1	$682	$616	$104	$96	$786	$712
Service cost	11	9	1	1	12	10
Interest cost	12	17	2	3	14	20
Plan amendments	—	4	—	—	—	4
Actuarial (gains)/losses - net	(33)	75	(10)	7	(43)	82
Benefits paid	(41)	(39)	(4)	(5)	(45)	(44)
Foreign currency translation adjustments	—	—	—	2	—	2
Projected benefit obligation, December 31	$631	$682	$93	$104	$724	$786
Amounts recognized in the Consolidated Balance Sheet:
Accounts payable and accrued liabilities	(47)	(48)	(5)	(5)	(52)	(53)
Other postretirement benefits	(584)	(634)	(88)	(99)	(672)	(733)
Net liability recognized	($631)	($682)	($93)	($104)	($724)	($786)
The PBO is the actuarial present value of benefits attributable to employee service rendered to date, including the effects of estimated future pay increases. The accumulated benefit obligation (“ABO”) is the actuarial present value of benefits attributable to employee service rendered to date, but does not include the effects of estimated future pay increases. The ABO for all defined benefit pension plans as of December 31, 2021 and 2020 was $3.5 billion and $3.8 billion, respectively.
     2021 PPG ANNUAL REPORT AND 10-K 56

Notes to the Consolidated Financial Statements
The following table details the pension plans where the benefit liability exceeds the fair value of the plan assets:

	Pensions
($ in millions)	2021	2020
Plans with PBO in Excess of Plan Assets:
Projected benefit obligation	$2,232	$2,478
Fair value of plan assets	$1,366	$1,504
Plans with ABO in Excess of Plan Assets:
Accumulated benefit obligation	$2,197	$2,320
Fair value of plan assets	$1,362	$1,383
Net actuarial losses and prior service cost/(credit) deferred in accumulated other comprehensive loss

	Pensions		Other Postretirement Benefits
($ in millions)	2021	2020	2021	2020
Accumulated net actuarial losses	$857	$1,071	$170	$233
Accumulated prior service cost/(credit)	5	4	(21)	(75)
Total	$862	$1,075	$149	$158
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
The net decrease in Accumulated other comprehensive loss (pretax) in 2021 relating to defined benefit pension and other postretirement benefits is primarily attributable to pension and other postretirement plan discount rate increases, as follows:

($ in millions)	Pensions	Other Postretirement Benefits
Net actuarial gain arising during the year	($119)	($43)
New prior service cost	1	—
Amortization of actuarial loss	(39)	(20)
Amortization of prior service credit	—	54
Foreign currency translation adjustments	(3)	—
Impact of settlements	(53)	—
Net decrease	($213)	($9)
The 2021 net actuarial gain related to the Company’s pension and other postretirement benefit plans was primarily due to an increase in the weighted average discount rate used to determine the benefit obligation at December 31, 2021.
Net periodic benefit cost

	Pensions			Other Postretirement Benefits
($ in millions)	2021	2020	2019	2021	2020	2019
Service cost	$9	$24	$23	$12	$10	$8
Interest cost	65	87	105	14	20	26
Expected return on plan assets	(152)	(144)	(139)	—	—	—
Amortization of prior service credit	—	—	—	(54)	(59)	(57)
Amortization of actuarial losses	39	71	62	20	15	8
Settlements, curtailments, and special termination benefits	53	18	3	—	—	—
Net periodic benefit cost/(income)	$14	$56	$54	($8)	($14)	($15)
2021 PPG ANNUAL REPORT AND FORM 10-K 57

Notes to the Consolidated Financial Statements
Service cost for net periodic pension and other postretirement benefit costs is included in Cost of sales, exclusive of depreciation and amortization, Selling, general and administrative, and Research and development, net in the accompanying consolidated statements of income. Except for the Canadian pension settlement charge in 2021, all other components of net periodic benefit cost are recorded in Other charges in the accompanying consolidated statements of income.
Key assumptions
The following weighted average assumptions were used to determine the benefit obligation for the Company’s defined benefit pension and other postretirement plans as of December 31, 2021 and 2020:

	United States		International		Total PPG
	2021	2020	2021	2020	2021	2020
Discount rate	2.8%	2.4%	2.0%	1.6%	2.5%	2.1%
Rate of compensation increase	2.5%	2.5%	2.8%	1.1%	2.6%	1.5%
The following weighted average assumptions were used to determine the net periodic benefit cost for the Company’s defined benefit pension and other postretirement benefit plans for the three years in the period ended December 31, 2021:

	2021	2020	2019
Discount rate	2.1%	2.8%	3.7%
Expected return on assets	4.8%	5.0%	5.4%
Rate of compensation increase	1.5%	2.6%	1.8%
These assumptions for each plan are reviewed on an annual basis. In determining the expected return on plan asset assumption, the Company evaluates the mix of investments that comprise each plan’s assets and external forecasts of future long-term investment returns. The Company compares the expected return on plan assets assumption to actual historic returns to ensure reasonability. For 2021, the return on plan assets assumption for PPG’s U.S. defined benefit pension plans was 7.4%. A change in the rate of return of 100 basis points, with other assumptions held constant, would impact 2022 net periodic pension expense by $13 million. The global expected return on plan assets assumption to be used in determining 2022 net periodic pension expense will be 5.0% (7.4% for the U.S. plans only).
The discount rates used in accounting for pension and other postretirement benefits are determined using a yield curve constructed of high-quality fixed-income securities as of the measurement date and using the plans’ projected benefit payments. The Company has elected to use a full yield curve approach in the estimation of the service and interest cost components of net periodic pension benefit cost (income) for countries with significant pension plans. The full yield curve approach (also known as the split-rate or spot-rate method) allows the Company to align the applicable discount rates with the cost of additional service being earned and the interest being accrued on these obligations. A change in the discount rate of 100 basis points, with all other assumptions held constant, would impact 2022 net periodic benefit expense for our defined benefit pension and other postretirement benefit plans by $2 million and $6 million, respectively.
The weighted-average health care cost trend rate (inflation) used for 2021 was 5.1% declining to a projected 4.2% in the year 2040. For 2022, the assumed weighted-average health care cost trend rate used will be 5.4% declining to a projected 4.0% between 2022 and 2040 for medical and prescription drug costs, respectively. These assumptions are reviewed on an annual basis. In selecting rates for current and long-term health care cost assumptions, the Company takes into consideration a number of factors, including the Company’s actual health care cost increases, the design of the Company’s benefit programs, the demographics of the Company’s active and retiree populations and external expectations of future medical cost inflation rates.
Contributions to defined benefit pension plans

($ in millions)	2021	2020	2019
Non-U.S. defined benefit pension plans	$10	$17	$13
Contributions made to PPG’s non-U.S. defined benefit pension plans in 2021 and 2020 were required by local funding requirements. PPG expects to make contributions to its defined benefit pension plans in the range of $10 million to $20 million in 2022. PPG may make voluntary contributions to its defined benefit pension plans in 2022 and beyond.
     2021 PPG ANNUAL REPORT AND 10-K 58

Notes to the Consolidated Financial Statements
Benefit payments
The estimated benefits expected to be paid under the Company’s defined benefit pension and other postretirement benefit plans are:

($ in millions)	Pensions	Other Postretirement Benefits
2022	$155	$52
2023	$154	$50
2024	$158	$49
2025	$161	$48
2026	$162	$44
2027 to 2031	$839	$204
U.S. Qualified Pension
Occasionally, the Company offers a lump sum payout option that gives certain terminated vested participants in certain U.S. defined benefit pension plans the opportunity to take a one-time lump sum cash payment in lieu of receiving a future monthly annuity. A lump sum payout option was offered in 2020, and the Company paid $52 million in benefits to terminated vested participants who elected to participate.
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
The following summarizes the weighted average target pension plan asset allocation as of December 31, 2021 and 2020 for all PPG defined benefit plans:

Asset Category	2021	2020
Equity securities	15-45%	15-45%
Debt securities	30-65%	30-65%
Real estate	0-10%	0-10%
Other	20-40%	20-40%
2021 PPG ANNUAL REPORT AND FORM 10-K 59

Notes to the Consolidated Financial Statements
The fair values of the Company’s pension plan assets at December 31, 2021 and 2020, by asset category, are as follows:

	December 31, 2021				December 31, 2020
($ in millions)	Level 1(1)	Level 2(1)	Level 3(1)	Total	Level 1(1)	Level 2(1)	Level 3(1)	Total
Asset Category
Equity securities:
U.S.
Large cap	$79	$78	$—	$157	$65	$94	$—	$159
Small cap	48	—	—	48	42	—	—	42
Non-U.S.
Developed and emerging markets(2)	130	76	—	206	144	80	—	224
Debt securities:
Cash and cash equivalents	8	42	—	50	5	10	—	15
Corporate(3)
U.S.(4)	—	232	100	332	—	386	78	464
Developed and emerging markets(2)	—	1	—	1	—	2	—	2
Diversified(5)	—	57	—	57	—	126	—	126
Government
U.S.(4)	68	13	—	81	82	20	—	102
Developed markets	—	10	—	10	—	19	—	19
Other(6)	—	—	367	367	—	—	421	421
Real estate, hedge funds, and other	—	562	487	1,049	—	515	417	932
Total assets in the fair value hierarchy	$333	$1,071	$954	$2,358	$338	$1,252	$916	$2,506
Common-collective trusts(7)	—	—	—	617	—	—	—	710
Total Investments	$333	$1,071	$954	$2,975	$338	$1,252	$916	$3,216
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
The change in the fair value of the Company’s Level 3 pension assets for the years ended December 31, 2021 and 2020 was as follows:

($ in millions)	Real Estate	Other Debt Securities	Hedge Funds and Other Assets	Total
January 1, 2020	$123	$377	$335	$835
Realized gains	4	24	2	30
Unrealized losses	(5)	—	(2)	(7)
Transfers in/(out), net	1	(14)	28	15
Foreign currency gains	1	34	8	43
December 31, 2020	$124	$421	$371	$916
Realized gains/(losses)	3	(11)	9	1
Unrealized gains	22	—	8	30
Transfers in/(out), net	8	(14)	44	38
Foreign currency losses	—	(29)	(2)	(31)
December 31, 2021	$157	$367	$430	$954
Real estate properties are externally appraised at least annually by reputable, independent appraisal firms. Property valuations are also reviewed on a regular basis and are adjusted if there has been a significant change in circumstances related to the property since the last valuation.
Other debt securities consist of insurance contracts, which are valued externally by insurance companies based on the present value of the expected future cash flows.
Hedge funds consist of a wide range of investments which target a relatively stable investment return. The underlying funds are valued at different frequencies, some monthly and some quarterly, based on the value of the underlying
     2021 PPG ANNUAL REPORT AND 10-K 60

Notes to the Consolidated Financial Statements
investments. Other assets consist primarily of small investments in private equity funds and senior secured debt obligations of non-investment grade borrowers.
Other Plans
Employee savings plans
PPG’s Employee Savings Plans (“Savings Plans”) cover substantially all employees in the U.S., Puerto Rico and Canada. The Company makes matching contributions to the Savings Plans, at management’s discretion, based upon participants’ savings, subject to certain limitations. For most participants, Company-matching contributions are established each year at the discretion of the Company and are applied to participant accounts up to a maximum of 6% of eligible participant compensation. The Company-matching contribution remained at 100% for 2021.
Compensation expense and cash contributions related to the Company match of participant contributions to the Savings Plans for 2021, 2020, and 2019 totaled $52 million, $50 million and $49 million, respectively. A portion of the Savings Plans qualifies under the Internal Revenue Code as an Employee Stock Ownership Plan. Accordingly, dividends received on PPG shares held in that portion of the Savings Plans totaling $10 million, $11 million, and $11 million for 2021, 2020, and 2019, respectively, are deductible for PPG’s U.S. Federal tax purposes.
Defined contribution plans
Additionally, the Company has defined contribution plans for certain employees in the U.S., China, United Kingdom, Australia, Italy and other countries. The U.S. defined contribution plan is part of the Employee Savings Plan, and eligible employees receive a contribution equal to between 2% and 5% of annual compensation, based on age and years of service. For the years ended December 31, 2021, 2020 and 2019, the Company recognized expense for its defined contribution retirement plans of $88 million, $64 million and $70 million, respectively. The Company’s annual cash contributions to its defined contribution retirement plans approximated the expense recognized in each year.
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
The cost of the deferred compensation plan, comprised of dividend equivalents accrued on the phantom PPG stock account, investment income and the change in market value of the liability, was $20 million, $25 million and $21 million in 2021, 2020 and 2019, respectively. These amounts are included in Selling, general and administrative in the consolidated statements of income. The change in market value of the investment portfolio was income of $18 million, $24 million, and $20 million in 2021, 2020 and 2019, respectively, and is also included in Selling, general and administrative in the consolidated statements of income.
The Company’s obligations under this plan, which are included in Accounts payable and accrued liabilities and Other liabilities on the consolidated balance sheet, totaled $139 million and $138 million as of December 31, 2021 and 2020, respectively, and the investments in marketable securities, which are included in Investments and Other current assets on the accompanying consolidated balance sheet, were $104 million and $103 million as of December 31, 2021 and 2020, respectively.
14. Commitments and Contingent Liabilities
PPG is involved in a number of lawsuits and claims, both actual and potential, including some that it has asserted against others, in which substantial monetary damages are sought. These lawsuits and claims may relate to contract, patent, environmental, product liability, antitrust, employment and other matters arising out of the conduct of PPG’s current and past business activities. To the extent that these lawsuits and claims involve personal injury, property damage and certain other claims, PPG believes it has adequate insurance; however, certain of PPG’s insurers are contesting coverage with respect to some of these claims, and other insurers, as they had prior to the asbestos settlement described below, may contest coverage with respect to some of the asbestos claims. PPG’s lawsuits and claims against others include claims
2021 PPG ANNUAL REPORT AND FORM 10-K 61

Notes to the Consolidated Financial Statements
against insurers and other third parties with respect to actual and contingent losses related to environmental, asbestos and other matters.
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
Asbestos Matters
Prior to 2000, the Company had been named as a defendant in numerous claims alleging bodily injury from exposure to asbestos, including exposure to asbestos-containing products of Pittsburgh Corning Corporation (“PC”) for which the Company was alleged to be liable (the Company and Corning Incorporated were each 50% shareholders in PC prior to April 27, 2016). In 2000, PC filed for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Western District of Pennsylvania, and the Bankruptcy Court enjoined the prosecution of asbestos litigation against the Company during the pendency of the bankruptcy proceeding.
Following a settlement with certain of the Company’s insurers that was incorporated into a plan of reorganization for PC, the Bankruptcy Court issued a channeling injunction that prohibits claimants from asserting claims against, among others, the Company arising out of exposure to asbestos or asbestos-containing products manufactured, sold or distributed by PC or asbestos on or emanating from any PC premises. The channeling injunction by its terms also precludes the prosecution of other asbestos-related claims against the Company arising out of prior relationships with PC. The foregoing PC-related claims are referred to as “PC Relationship Claims.” The channeling injunction channels the Company’s liability for PC Relationship Claims to a trust funded in part by the Company and certain of its insurers (the “Trust”), and this Trust is the sole recourse for holders of PC Relationship Claims.
The channeling injunction does not extend to claims against the Company alleging:
•exposure to asbestos or asbestos-containing products manufactured, sold or distributed by the Company or its subsidiaries that are not PC Relationship Claims (“Products Claims”); and
•personal injury caused by asbestos on premises presently or formerly owned, leased or occupied by the Company (“Premises Claims”).
In 2009, the Company established a $162 million reserve for Products Claims that it has monitored and reviewed on a periodic basis, and until 2021, the Company had not had sufficient current claims information or settlement history on which to base a better estimate of this liability in light of the Bankruptcy Court’s injunction staying most asbestos claims against the Company which was in effect from April 2000 through May 2016.
Current open and active claims
As of December 31, 2021, the Company was aware of certain asbestos-related claims pending against the Company and certain of its subsidiaries, consisting of Products Claims, Premises Claims and claims against a subsidiary the Company acquired in 2013 (“Subsidiary Claims”). The Company is defending these claims vigorously.
In 2019, as certain claims data became available and as a supplement to its periodic monitoring and review, the Company began performing an annual valuation analysis, based in part on discussions with counsel and reports from valuation consultants, of its claims history and the amount of the Company’s potential liability for asbestos-related claims. As a result of the Company’s 2019 review of its asbestos-related liabilities, a charge of $12 million was recorded in the consolidated statement of income to increase the reserve to reflect the Company’s estimates of potential liability for Premises Claims and Subsidiary Claims.
In 2020, based on the results of the Company’s annual valuation analysis, no adjustments to the Company’s estimate of its asbestos-related liabilities were required.
In the fourth quarter of 2021, as additional claims data became available following the expiration of the Bankruptcy Court’s injunction in May 2016, the Company adjusted its estimate of potential liability for Products Claims. The 2021 valuation analysis with respect to Products Claims was based, in part, upon a review of claims data; annual filings by disease and year; pending, paid and dismissed claims; indemnity cash flows; and estimates of future claim, indemnity and acceptance rates. The Company also further adjusted its estimates of potential liability for Premises Claims and Subsidiary Claims in the fourth quarter of 2021.
As a result of the Company’s fourth quarter 2021 review of its asbestos-related liabilities, income of $133 million was recorded in the consolidated statement of income to reduce the reserve to reflect the Company’s current estimate of potential liability for asbestos-related bodily injury claims through December 31, 2057. As of December 31, 2021 and 2020, the Company’s asbestos-related reserves totaled $54 million and $190 million, respectively.
     2021 PPG ANNUAL REPORT AND 10-K 62

Notes to the Consolidated Financial Statements
The Company believes that, based on presently available information, the total reserves of $54 million for asbestos-related claims will be sufficient to encompass all of the Company’s current and estimable potential future asbestos liabilities. These reserves, which are included within Other liabilities on the accompanying consolidated balance sheets, involve significant management judgment and represent the Company’s current best estimate of its liability for these claims.
The Company monitors and reviews the activity associated with its asbestos claims and evaluates, on a periodic basis, its estimated liability for such claims and all underlying assumptions to determine whether any adjustment to the reserves for these claims is required.
The amount reserved for asbestos-related claims by its nature is subject to many uncertainties that may change over time, including (i) the ultimate number of claims filed; (ii) whether closed, dismissed or dormant claims are reinstituted, reinstated or revived; (iii) the amounts required to resolve both currently known and future unknown claims; (iv) the amount of insurance, if any, available to cover such claims; (v) the unpredictable aspects of the tort system, including a changing trial docket and the jurisdictions in which trials are scheduled; (vi) the outcome of any trials, including potential judgments or jury verdicts; (vii) the lack of specific information in many cases concerning exposure for which the Company is allegedly responsible, and the claimants’ alleged diseases resulting from such exposure; and (viii) potential changes in applicable federal and/or state tort liability law. All of these factors may have a material effect upon future asbestos-related liability estimates. While the ultimate outcome of the Company’s asbestos litigation cannot be predicted with certainty, the Company believes that any financial exposure resulting from its asbestos-related claims will not have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations.
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
As remediation at certain environmental sites progresses, PPG continues to refine its assumptions underlying the estimates of the expected future costs of its remediation programs. PPG’s ongoing evaluation may result in additional charges against income to adjust the reserves for these sites. In 2021, 2020 and 2019, certain charges have been recorded based on updated estimates to increase existing reserves for these sites. Certain other charges related to environmental remediation actions are also expensed as incurred.
As of December 31, 2021 and 2020, PPG had reserves for environmental contingencies associated with PPG’s former chromium manufacturing plant in Jersey City, New Jersey (“New Jersey Chrome”), glass and chemical manufacturing sites, and for other environmental contingencies, including current manufacturing locations and National Priority List sites. These reserves are reported as Accounts payable and accrued liabilities and Other liabilities in the accompanying consolidated balance sheet.

Environmental Reserves
($ in millions)	2021	2020
New Jersey Chrome	$89	$102
Glass and chemical	83	106
Other	110	92
Total	$282	$300
Current Portion	$97	$99
In the fourth quarter 2021, PPG released an environmental reserve previously established at the time of the sale of the flat glass business under the terms of the separation agreement, resulting in recognition of $25 million income from discontinued operations.
Pretax charges against income for environmental remediation costs are included in Other charges in the accompanying consolidated statement of income. The pretax charges and cash outlays related to such environmental remediation in 2021, 2020 and 2019, were as follows:
2021 PPG ANNUAL REPORT AND FORM 10-K 63

Notes to the Consolidated Financial Statements

($ in millions)	2021	2020	2019
New Jersey Chrome	$25	$15	$43
Glass and chemical	12	15	12
Other	7	8	22
Total	$44	$38	$77
Cash outlays for environmental spending	$56	$60	$77
The Company continues to analyze, assess and remediate the environmental issues associated with New Jersey Chrome as further discussed below. Excluding the charges related to New Jersey Chrome, pretax charges against income for environmental remediation have ranged between approximately $5 million and $35 million per year for the past 10 years.
Management expects cash outlays for environmental remediation costs to range from $80 million to $100 million in 2022 and $20 million to $75 million annually from 2023 through 2026.
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
Remediation: New Jersey Chrome
In June 2009, PPG entered into a settlement agreement with the New Jersey Department of Environmental Protection (“NJDEP”) and Jersey City, New Jersey (which had asserted claims against PPG for lost tax revenue) which was in the form of a Judicial Consent Order (the "JCO"). Under the JCO, PPG accepted sole responsibility for the remediation activities at its former chromium manufacturing location in Jersey City and 19 additional sites. The principal contaminant of concern is hexavalent chromium. The JCO also provided for the appointment of a court-approved Site Administrator who is responsible for establishing a master schedule for the remediation of the 20 PPG sites which existed at that time. Over the years, sites have been added as well as removed from the JCO process. Of the original sites in the JCO, a total of 6 soil sites and 11 groundwater sites remain subject to the JCO process.
The most significant assumptions underlying the estimate of remediation costs for all New Jersey Chrome sites are those related to the extent and concentration of chromium impacts in the soil, as these determine the quantity of soil that must be treated in place, the quantity that will have to be excavated and transported for offsite disposal, and the nature of disposal required. Remediation of chromium contaminated soils at the location of the former manufacturing site has been substantially completed pursuant to approved remedial action work plans. Remediation of chromium contaminated soils at certain other smaller sites is ongoing and is expected to continue for several years. PPG regularly evaluates the assessments of costs incurred to date versus current progress and the potential cost impacts of the most recent information, including the extent of impacted soils, percentage of hazardous versus non-hazardous soils, daily soil excavation rates, and engineering, administrative and other associated costs. Based on these assessments, the reserve is adjusted accordingly. Principal factors affecting costs include refinements in the estimate of the mix of hazardous to non-hazardous soils to be excavated, an overall increase in soil volumes to be excavated, enhanced water management requirements, decreased daily soil excavation rates due to site conditions, initial estimates for remedial actions related to groundwater, an increase in materials, labor, and logistics costs due to inflationary factors, and oversight and management costs.
Groundwater remediation at the former Garfield Avenue chromium manufacturing site and adjacent sites is expected to occur over several years. A final groundwater remedial action work plan was submitted to NJDEP in the fourth quarter of 2021.
PPG’s reserve for remediation of all New Jersey Chrome sites was $89 million at December 31, 2021. The major cost components of this liability are related to excavation of impacted soil, as well as groundwater remediation. These components each account for approximately 40% and 20% of the accrued amount, respectively.
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
Remediation: Glass, Chemicals and Other Sites
Among other sites at which PPG is managing environmental liabilities, remedial actions are occurring at a chemical manufacturing site in Barberton, Ohio where PPG has completed a Facility Investigation and Corrective Measure Study under the United States Environmental Protection Agency's Resource Conservation and Recovery Act Corrective Action Program. PPG has also been addressing the impacts from a legacy plate glass manufacturing site in Kokomo, Indiana
     2021 PPG ANNUAL REPORT AND 10-K 64

Notes to the Consolidated Financial Statements
under the Voluntary Remediation Program of the Indiana Department of Environmental Management and a site associated with a legacy plate glass manufacturing site near Ford City, Pennsylvania under the Pennsylvania Land Recycling Program under the oversight of the Pennsylvania Department of Environmental Protection. PPG is currently performing additional investigation and remedial activities at these locations.
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

	Common Stock	Treasury Stock	Shares Outstanding
January 1, 2019	581,146,136	(345,284,702)	235,861,434
Purchases	—	(2,722,800)	(2,722,800)
Issuances	—	2,541,836	2,541,836
December 31, 2019	581,146,136	(345,465,666)	235,680,470
Issuances	—	1,005,795	1,005,795
December 31, 2020	581,146,136	(344,459,871)	236,686,265
Purchases	—	(1,521,765)	(1,521,765)
Issuances	—	742,526	742,526
December 31, 2021	581,146,136	(345,239,110)	235,907,026
Per share cash dividends paid were $2.26, $2.10 and $1.98 in 2021, 2020 and 2019, respectively.
16. Accumulated Other Comprehensive Loss

($ in millions)	Foreign Currency Translation Adjustments(1)	Pension and Other Postretirement Benefit Adjustments, net of tax(2)	Unrealized Gain/(Loss) on Derivatives, net of tax	Accumulated Other Comprehensive Loss
January 1, 2019	($1,734)	($568)	$2	($2,300)
Current year deferrals to AOCL	107	(167)	1	(59)
Reclassifications from AOCL to net income	—	11	(2)	9
December 31, 2019	($1,627)	($724)	$1	($2,350)
Current year deferrals to AOCL	(36)	(237)	—	(273)
Reclassifications from AOCL to net income	—	24	—	24
December 31, 2020	($1,663)	($937)	$1	($2,599)
Current year deferrals to AOCL	(325)	132	—	(193)
Reclassifications from AOCL to net income	—	42	—	42
December 31, 2021	($1,988)	($763)	$1	($2,750)
(1)The tax cost/(benefit) related to unrealized foreign currency translation adjustments on tax inter-branch transactions and net investment hedges as of December 31, 2021, 2020 and 2019 was $55 million, $(6) million and $19 million, respectively.
(2)The tax cost/(benefit) related to the adjustment for pension and other postretirement benefits as of December 31, 2021, 2020 and 2019 was $48 million, $(70) million and $(57) million, respectively. Reclassifications from AOCI are included in the computation of net periodic benefit costs (see Note 13, “Employee Benefit Plans").
2021 PPG ANNUAL REPORT AND FORM 10-K 65

Notes to the Consolidated Financial Statements
17. Other Income

($ in millions)	2021	2020	2019
Gain on sale of assets(1)	$47	$5	$7
Royalty income	8	7	8
Share of net earnings of equity affiliates (See Note 5)	15	8	11
Income from legal settlements	22	—	—
Other	80	48	63
Total	$172	$68	$89
(1)In 2021, PPG recognized a $34 million gain on the sale of a production facility in connection with the Company’s manufacturing footprint consolidation plans and associated restructuring programs.
18. Stock-Based Compensation
The Company’s stock-based compensation includes stock options, restricted stock units (“RSUs”) and grants of contingent shares that are earned based on achieving targeted levels of total shareholder return. All current grants of stock options, RSUs and contingent shares are made under the PPG Industries, Inc. Amended and Restated Omnibus Incentive Plan (“PPG Amended Omnibus Plan”), which was amended and restated effective April 21, 2016. Shares available for future grants under the PPG Amended Omnibus Plan were 5.0 million as of December 31, 2021.

($ in millions)	2021	2020	2019
Total stock-based compensation	$57	$44	$39
Income tax benefit recognized	$12	$10	$9
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
The following weighted average assumptions were used to calculate the fair values of stock option grants in each year:

	2021	2020	2019
Weighted average exercise price	$136.60	$119.52	$109.74
Risk free interest rate	1.0%	1.6%	2.6%
Expected life of option in years	6.5	6.5	6.5
Expected dividend yield	1.6%	1.5%	1.6%
Expected volatility	25.3%	20.0%	20.0%
The weighted average fair value of options granted was $29.27 per share, $21.93 per share and $22.50 per share for the years ended December 31, 2021, 2020, and 2019, respectively.

Stock Options Outstanding and Exercisable	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Intrinsic Value (in millions)
Outstanding, January 1, 2021	3,371,282	$104.18	6.2	$135
Granted	527,464	$136.60
Exercised	(510,864)	$91.77
Forfeited/Expired	(47,480)	$120.01
Outstanding, December 31, 2021	3,340,402	$110.98	6.1	$205
Vested or expected to vest, December 31, 2021	3,245,875	$110.45	6.0	$201
Exercisable, December 31, 2021	1,687,933	$100.46	4.1	$121
     2021 PPG ANNUAL REPORT AND 10-K 66

Notes to the Consolidated Financial Statements
At December 31, 2021, unrecognized compensation cost related to outstanding stock options that have not yet vested totaled $8 million. This cost is expected to be recognized as expense over a weighted average period of 1.5 years.
The following table presents stock option activity for the years ended December 31, 2021, 2020 and 2019:

($ in millions)	2021	2020	2019
Total intrinsic value of stock options exercised	$32	$31	$38
Cash received from stock option exercises	$47	$54	$61
Income tax benefit from the exercise of stock options	$8	$7	$9
Total fair value of stock options vested	$11	$11	$12
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
For awards granted in 2021 and 2020, the amount paid upon vesting of performance-based RSUs may range from 0% to 200% of the original grant, based upon the level of earnings per share growth achieved and frequency with which the annual cash flow return on capital performance target is met over the three calendar year periods comprising the vesting period. Performance against the earnings per share growth and the cash flow return on capital goal is calculated annually, and the annual payout for each goal will be weighted equally over the three-year period. For awards granted in 2019, the amount paid upon vesting of performance-based RSUs may range from 0% to 180% of the original grant, which is based on targets attained over the three-year performance period. The performance-based RSUs granted in 2019 vested at 150%. PPG has assumed that performance-based RSUs granted in 2020 and 2021 will vest at the 133% and 100% level, respectively.

RSU Activity	Number of Shares	Weighted Average Fair Value	Intrinsic Value (in millions)
Outstanding, January 1, 2021	591,929	$113.74	$67
Granted	263,911	$120.89
Released from restrictions	(215,208)	$142.21
Forfeited	(18,577)	$122.32
Outstanding, December 31, 2021	622,055	$125.92	$78
Vested or expected to vest, December 31, 2021	592,068	$125.60	$73
There was $24 million of total unrecognized compensation cost related to unvested RSUs outstanding as of December 31, 2021. This cost is expected to be recognized as expense over a weighted average period of 1.5 years.
Contingent Share Grants
The Company also provides grants of contingent shares to selected key executives that may be earned based on PPG total shareholder return (“TSR”) over the three-year period following the date of grant. Contingent share grants (referred to as “TSR awards”) are made annually and are paid out at the end of each three-year period based on the Company’s performance. Performance is measured by determining the percentile rank of the total shareholder return of PPG common stock in relation to the total shareholder return of the S&P 500 for the three-year period following the date of grant. This comparison group represents the entire S&P 500 Index as it existed at the beginning of the performance period, excluding any companies that have been removed from the index because they ceased to be publicly traded. For awards granted in 2021 and 2020, the payment of awards following the three-year award period will be based on performance achieved in accordance with the scale set forth in the plan agreement and may range from 0% to 200% of the initial grant. For awards granted in 2019, the amount paid following the three-year award period may range from 0% to 220% of the initial grant. A payout of 100% is earned if the target performance is achieved. Contingent share awards earn dividend equivalents for the award period, which will be paid to participants or credited to the participants’ deferred compensation plan accounts with the award payout at the end of the period based on the actual number of contingent shares that are earned. Any payments made at the end of the award period may be in the form of stock, cash or a combination of both. The TSR awards qualify as liability awards, and compensation expense is recognized over the three-year award period based on the fair value of the awards (giving consideration to the Company’s percentile rank of total shareholder return) remeasured in each reporting period until settlement of the awards.
2021 PPG ANNUAL REPORT AND FORM 10-K 67

Notes to the Consolidated Financial Statements
The performance period for the TSR shares granted in 2019 ended on December 31, 2021, and PPG’s total shareholder return was measured against that of the S&P 500 over the three‑year period. PPG’s ranking on this performance measure was at the 56th percentile, resulting in payouts at 92.8% of target.
As of December 31, 2021, there was $7 million of total unrecognized compensation cost related to outstanding TSR awards based on the current estimate of fair value. This cost is expected to be recognized as expense over a weighted average period of 1.4 years.
19. Revenue Recognition
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
The Company also provides services by applying coatings to customers' manufactured parts and assembled products and by providing technical support to certain customers. Performance obligations are satisfied over time as critical milestones are met and as services are provided. PPG is entitled to payment as the services are rendered. For the years ended December 31, 2021, 2020 and 2019, service revenue constituted less than 5% of total revenue.
Net sales by segment and region for the years ended December 31, 2021, 2020 and 2019 were as follows:

($ in millions)	2021	2020	2019
Performance Coatings
United States and Canada	$4,366	$3,673	$4,057
EMEA	3,582	2,861	2,869
Asia Pacific	1,254	1,015	1,095
Latin America	1,131	946	1,013
Total	$10,333	$8,495	$9,034
Industrial Coatings
United States and Canada	$2,310	$1,995	$2,418
EMEA	1,854	1,467	1,680
Asia Pacific	1,723	1,416	1,447
Latin America	582	461	567
Total	$6,469	$5,339	$6,112
Total Net Sales(1)
United States and Canada	$6,676	$5,668	$6,475
EMEA	5,436	4,328	4,549
Asia Pacific	2,977	2,431	2,542
Latin America	1,713	1,407	1,580
Total PPG	$16,802	$13,834	$15,146
(1)Net sales to external customers are attributed to geographic regions based upon the location of the operating unit shipping the product.
Allowance for Doubtful Accounts
All trade receivables are reported on the consolidated balance sheet at the outstanding principal amount adjusted for any allowance for doubtful accounts and any charge-offs. PPG provides an allowance for doubtful accounts to reduce trade receivables to their estimated net realizable value equal to the amount that is expected to be collected. This allowance is estimated based on historical collection experience, current regional economic and market conditions, the aging of accounts receivable, assessments of current creditworthiness of customers and forward-looking information. The use of forward-looking information is based on certain macroeconomic and microeconomic indicators including, but not limited to, regional business environment risk, political risk, and commercial and financing risks.
PPG reviews its allowance for doubtful accounts on a quarterly basis to ensure the estimate reflects regional risk trends as well as current and future global operating conditions.
     2021 PPG ANNUAL REPORT AND 10-K 68

Notes to the Consolidated Financial Statements
The following table summarizes allowance for doubtful accounts activity for the years ended December 31, 2021 and 2020:

	Trade Receivables Allowance for Doubtful Accounts
($ in millions)	2021	2020
January 1	$44	$22
Bad debt expense	19	14
Change in allowance for doubtful accounts related to COVID-19(1)	(14)	30
Trade receivables written off as uncollectible, net of recoveries	(18)	(22)
December 31	$31	$44
(1)In 2020, PPG recorded an allowance for doubtful accounts related to the potential financial impacts of COVID-19. These amounts were estimated based on regional business information, including certain forward-looking information and other considerations. During 2020 and 2021, certain customers filed for bankruptcy as a result of the global pandemic and the trade receivables associated with those customers were written off against the previously established reserve. In 2021, PPG released a portion of the previously established reserve due to improvement in economic conditions in certain countries and a slower pattern of bankruptcies than expected.
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
The Performance Coatings reportable business segment is comprised of the automotive refinish coatings, aerospace coatings, architectural coatings – Americas and Asia Pacific, architectural coatings – EMEA, protective and marine coatings and traffic solutions operating segments. This reportable business segment primarily supplies a variety of protective and decorative coatings, sealants and finishes, along with paint strippers, stains and related chemicals, pavement marking products, transparencies and transparent armor.
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
Production facilities and sales for Performance Coatings and Industrial Coatings are global. PPG’s reportable business segments continue to pursue opportunities to further develop their global reach, including efforts in Asia, Eastern Europe and Latin America. Each of the reportable business segments in which PPG is engaged is highly competitive. The diversification of our product lines and the worldwide sales tend to minimize the impact on PPG’s business of changes in demand in a particular industry or in a particular geographic area.
The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies (see Note 1, “Summary of Significant Accounting Policies”). The Company allocates resources to operating segments and evaluates the performance of operating segments based upon segment income, which is income before interest expense – net, income taxes, and noncontrolling interests and excludes certain charges which are considered to be unusual or non-recurring. The Company also evaluates performance of operating segments based on working capital reduction, selling price increases and sales volume growth.
Corporate unallocated costs include the costs of corporate staff functions not directly associated with the operating segments, certain legal matters, net of related insurance recoveries, the cost of certain insurance and stock-based compensation programs and certain other unusual or non-recurring items. The service cost component of net periodic pension expense related to current employees of each reportable business segment is allocated to that reportable business segment and the remaining portion of net periodic pension expense is included in the Corporate unallocated costs.
Product movement between Performance Coatings and Industrial Coatings is limited, is accounted for as an inventory transfer, and is recorded at cost plus a mark-up, the impact of which is not significant to the net sales or segment income of the reportable business segments.
2021 PPG ANNUAL REPORT AND FORM 10-K 69

Notes to the Consolidated Financial Statements

($ in millions)	2021	2020	2019
Net sales to external customers
Performance Coatings	$10,333	$8,495	$9,034
Industrial Coatings	6,469	5,339	6,112
Total Net sales	$16,802	$13,834	$15,146
Segment income
Performance Coatings	$1,491	$1,359	$1,409
Industrial Coatings	680	750	862
Total Segment income	$2,171	$2,109	$2,271
Corporate / Non-Segment Items
Corporate unallocated	(194)	(233)	(198)
Interest expense, net of interest income	(95)	(115)	(100)
Acquisition-related costs, net(1)	(86)	(9)	(17)
Pension settlement charge	(50)	—	—
Environmental remediation charges, net	(35)	(26)	(61)
Business restructuring-related costs, net(2)	(27)	(224)	(222)
Impairment charges(3)	(21)	(93)	—
Expense incurred due to natural disasters(4)	(17)	(17)	—
Change in allowance for doubtful accounts related to COVID-19	14	(30)	—
Income from legal settlements	22	—	—
Asbestos-related claims reserve adjustment(5)	133	—	(12)
Total Income before income taxes	$1,815	$1,362	$1,661

($ in millions)	2021	2020	2019
Depreciation and amortization
Performance Coatings	$308	$251	$255
Industrial Coatings	212	200	194
Corporate / Non-Segment Items	41	58	62
Total	$561	$509	$511
Share of net earnings of equity affiliates
Performance Coatings	$5	$3	$1
Corporate / Non-Segment Items	10	5	10
Total	$15	$8	$11
Segment assets(6)
Performance Coatings	$13,395	$11,551	$10,636
Industrial Coatings	5,807	5,040	4,912
Corporate / Non-Segment Items	2,149	2,965	2,160
Total	$21,351	$19,556	$17,708
Investment in equity affiliates
Performance Coatings	$33	$31	$33
Industrial Coatings	15	15	14
Corporate / Non-Segment Items	78	74	82
Total	$126	$120	$129
Expenditures for property (including business acquisitions)
Performance Coatings	$1,698	$1,293	$483
Industrial Coatings	784	166	510
Corporate / Non-Segment Items	26	14	63
Total	$2,508	$1,473	$1,056
     2021 PPG ANNUAL REPORT AND 10-K 70

Notes to the Consolidated Financial Statements

($ in millions)	2021	2020	2019
Geographic Information
Segment income
United States and Canada	$865	$855	$1,073
EMEA	612	572	569
Asia Pacific	354	382	342
Latin America	340	300	287
Total	$2,171	$2,109	$2,271
Property, plant and equipment — net
United States and Canada	$1,377	$1,351	$1,300
EMEA	1,069	857	836
Asia Pacific	702	623	538
Latin America	294	296	309
Total	$3,442	$3,127	$2,983
(1)Acquisition-related costs, net include advisory, legal, accounting, valuation, other professional or consulting fees, and certain internal costs directly incurred to effect acquisitions. These costs are included in Selling, general and administrative expense in the consolidated statement of income. Acquisition-related costs, net also include the impact for the step up to fair value of inventory acquired in certain acquisitions which are included in Cost of Sales, exclusive of depreciation and amortization in the consolidated statement of income.
(2)Included in business restructuring-related costs, net are business restructuring charges, accelerated depreciation of certain assets and other related costs, offset by releases related to previously approved programs and a $34 million gain on the sale of certain assets in 2021 in connection with the Company’s manufacturing footprint consolidation plans and associated restructuring programs. This gain is included in Other income in the consolidated statement of income.
(3)In 2021 and 2020, impairment charges were recorded for the write-down of certain assets related to the previously planned sale of certain smaller entities in non-strategic regions. Also in 2020, an impairment charge was recorded to reduce the carrying value of an indefinite-lived trademark.
(4)In 2020, two hurricanes damaged a southern U.S. factory supporting the Company's specialty coatings and materials business. In early 2021, a winter storm further damaged that factory as well as other company factories in the southern U.S. Incremental expenses incurred due to these storms included costs related to maintenance and repairs of damaged property, freight and utility premiums and other incremental expenses directly related to the impacted areas.
(5)In the fourth quarter 2021, the reserve for asbestos-related claims was reduced to reflect the Company’s current estimate of potential liability for these claims.
(6)Segment assets are the total assets used in the operation of each segment. Corporate assets are principally cash and cash equivalents, cash held in escrow, short term investments and deferred tax assets.
2021 PPG ANNUAL REPORT AND FORM 10-K 71

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
There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
(c) Management report on internal control over financial reporting.
Refer to Management Report on page 32 for management’s annual report on internal control over financial reporting. Refer to Report of Independent Registered Public Accounting Firm on pages 30-31 for PricewaterhouseCoopers LLP’s audit report on the Company’s internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information about the Company’s directors required by Item 10 and not otherwise set forth below is contained under the caption “Proposal 1: Election of Directors” in PPG’s definitive Proxy Statement for the 2022 Annual Meeting of Shareholders (the “Proxy Statement”) which the Company anticipates filing with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the Company’s fiscal year, and is incorporated herein by reference.
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
     2021 PPG ANNUAL REPORT AND 10-K 72

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
Part IV
Item 15. Exhibits, Financial Statement Schedules
(a)(1)    Consolidated Financial Statements and Reports of Independent Registered Public Accounting Firm (see Part II, Item 8 of this Form 10-K).
The following information is filed as part of this Form 10-K:
(a)(2)    Consolidated Financial Statement Schedule for the years ended December 31, 2021, 2020 and 2019.
The following Consolidated Financial Statement Schedule should be read in conjunction with the previously referenced financial statements:
Schedule II – Valuation and Qualifying Accounts
Allowance for Doubtful Accounts for the Years Ended December 31, 2021, 2020, and 2019

($ in millions)	Balance at Beginning of Year	Charged to Costs and Expenses(1)	Deductions(1, 2)	Balance at End of Year
2021	$44	$5	($18)	$31
2020	$22	$44	($22)	$44
2019	$24	$24	($26)	$22
(1)In 2020, PPG recorded an allowance for doubtful accounts of $30 million related to the potential financial impacts of COVID-19. In 2021, PPG released $14 million of the previously established reserve due to improvement in economic conditions in certain countries and a slower pattern of bankruptcies than expected.
(2)Notes and accounts receivable written off as uncollectible, net of recoveries, amounts attributable to divestitures and changes attributable to foreign currency translation.
All other schedules are omitted because they are not applicable.
2021 PPG ANNUAL REPORT AND FORM 10-K 73

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

	3.3	Amended and Restated Bylaws of PPG Industries, Inc., as amended on December 9, 2021, was filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 13, 2021.
	4	Indenture, dated as of March 18, 2008, was filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 18, 2008.
	4.1	Supplemental Indenture, dated as of March 18, 2008, was filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 18, 2008.
	4.2	Second Supplemental Indenture, dated as of November 12, 2010, was filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on November 12, 2010.
	4.3	Third Supplemental Indenture, dated as of August 3, 2012, was filed as Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on August 3, 2012.
	4.4
Fifth Supplemental Indenture, dated as of March 13, 2015, between PPG Industries, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, was filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on March 13, 2015.

	4.5
Sixth Supplemental Indenture, dated as of November 3, 2016, between PPG Industries, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, was filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on November 3, 2016.

	4.6
Seventh Supplemental Indenture, dated as of February 27, 2018, between PPG Industries, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, was filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on February 27, 2018.

	4.7
Eighth Supplemental Indenture, dated as of August 15, 2019, between PPG Industries, Inc. and The Bank of New York Mellon Trust Company, N.A., was filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on August 15, 2019.

	4.8
Ninth Supplemental Indenture, dated as of May 19, 2020, between PPG Industries, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, was filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on May 19, 2020.

	4.9
Tenth Supplemental Indenture, dated as of March 4, 2021, between PPG Industries, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, was filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on March 4, 2021.

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

     2021 PPG ANNUAL REPORT AND 10-K 74

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

	10.22
Term Loan Credit Agreement, dated as of February 19, 2021, among PPG Industries, Inc., the lenders parties thereto, BNP Paribas, as administrative agent, PNC Bank, National Association as syndication agent and BNP Paribas Securities Corp. and PNC Capital Markets LLC as co-lead arrangers and co-bookrunners was filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 23, 2021.

*	10.23	Letter Agreement with Rebecca Liebert was filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2018.
*	10.24	Letter Agreement with Amy R. Ericson was filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2018.
2021 PPG ANNUAL REPORT AND FORM 10-K 75

*	10.25
PPG Industries, Inc. Incentive Compensation Plan for Key Employees, as amended and restated on January 1, 2019 was filed as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2018.

*	10.26	PPG Industries, Inc. Management Award Plan, as amended and restated on January 1, 2019 was filed as Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2018.
†	13.1	Market Information, Dividends, Holders of Common Stock and Stock Performance Graph.
†	21	Subsidiaries of the Registrant.
†	23	Consent of PricewaterhouseCoopers LLP.
†	24	Powers of Attorney.
†	31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†	31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
††	32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
††	32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**	101.INS	Inline XBRL Instance Document
**	101.SCH	Inline XBRL Taxonomy Extension Schema Document
**	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
**	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
**	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
**	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
	104	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.

†	Filed herewith.
††	Furnished herewith.

*	Management contracts, compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 601 of Regulation S-K.

**	Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL (Extensible Business Reporting Language) as of and for the year ended December 31, 2021: (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Shareholders’ Equity, (iv) the Consolidated Statement of Comprehensive Income (Loss), (v) the Consolidated Statement of Cash Flows, (vi) Notes to Consolidated Financial Statements and (vii) Financial Schedule of Valuation and Qualifying Accounts.
Item 16. Form 10-K Summary
None.
     2021 PPG ANNUAL REPORT AND 10-K 76

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 17, 2022.

PPG INDUSTRIES, INC. (Registrant)

By:	/s/ Vincent J. Morales
Vincent J. Morales
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

By:	/s/ Brian R. Williams
Brian R. Williams
Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on February 17, 2022.

Signature	Capacity

/s/ Michael H. McGarry	Director, Chairman and Chief Executive Officer
Michael H. McGarry

/s/ Vincent J. Morales	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)
Vincent J. Morales

/s/ Brian R. Williams	Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)
Brian R. Williams

S. F. Angel	Director
S. A. Davis	Director
J. V. Faraci	Director
H. Grant	Director
M. L. Healey	Director	By:	/s/ Vincent J. Morales
G. R. Heminger	Director		Vincent J. Morales, Attorney-in-Fact
M. W. Lamach	Director
K. A. Ligocki	Director
M. T. Nally	Director
G. Novo	Director
M. H. Richenhagen	Director
C. R. Smith	Director

2021 PPG ANNUAL REPORT AND FORM 10-K 77