Form 10-Q
period 2022-03-31
PPG INDUSTRIES INC
filed 2022-04-22
CIK 79879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
  –––––––––––––––––––––––––––––––––––––––––––––––––
FORM 10-Q
  –––––––––––––––––––––––––––––––––––––––––––––––––
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☑
As of March 31, 2022, 236,194,347 shares of the Registrant’s common stock, par value $1.66 2/3 per share, were outstanding.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Income (Unaudited)

	Three Months Ended March 31
($ in millions, except per share amounts)	2022	2021
Net sales	$4,308	$3,881
Cost of sales, exclusive of depreciation and amortization	2,698	2,232
Selling, general and administrative	974	891
Depreciation	102	90
Amortization	43	39
Research and development, net	115	102
Interest expense	30	30
Interest income	(9)	(6)
Impairment and other related charges	290	—
Other charges	13	17
Other income	(26)	(13)
Income before income taxes	$78	$499
Income tax expense	55	114
Net income attributable to controlling and noncontrolling interests	$23	$385
Net income attributable to noncontrolling interests	(5)	(7)
Net income (attributable to PPG)	$18	$378

Earnings per common share (attributable to PPG)	$0.08	$1.59

Earnings per common share (attributable to PPG) - assuming dilution	$0.08	$1.58
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

Condensed Consolidated Statement of Comprehensive Income (Unaudited)

	Three Months Ended March 31
($ in millions)	2022	2021
Net income attributable to controlling and noncontrolling interests	$23	$385
Other comprehensive income/(loss), net of tax:
Defined benefit pension and other postretirement benefits	(4)	(5)
Unrealized foreign currency translation adjustments	37	(128)
Other comprehensive income/(loss), net of tax	$33	($133)
Total comprehensive income	$56	$252
Less: amounts attributable to noncontrolling interests:
Net income	(5)	(7)
Unrealized foreign currency translation adjustments	3	2
Comprehensive income attributable to PPG	$54	$247
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheet (Unaudited)

($ in millions)	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$960	$1,005
Short-term investments	73	67
Receivables, net	3,659	3,152
Inventories	2,439	2,171
Other current assets	496	379
Total current assets	$7,627	$6,774
Property, plant and equipment (net of accumulated depreciation of $4,564 and $4,532)	3,322	3,442
Goodwill	6,232	6,248
Identifiable intangible assets, net	2,590	2,783
Deferred income taxes	237	197
Investments	267	274
Operating lease right-of-use assets	879	891
Other assets	734	742
Total	$21,888	$21,351
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$4,492	$4,392
Restructuring reserves	171	173
Short-term debt and current portion of long-term debt	319	9
Current portion of operating lease liabilities	190	192
Total current liabilities	$5,172	$4,766
Long-term debt	6,834	6,572
Operating lease liabilities	684	693
Accrued pensions	821	834
Other postretirement benefits	668	672
Deferred income taxes	667	646
Other liabilities	709	757
Total liabilities	$15,555	$14,940
Commitments and contingent liabilities (Note 14)
Shareholders’ equity:
Common stock	$969	$969
Additional paid-in capital	1,093	1,081
Retained earnings	20,251	20,372
Treasury stock, at cost	(13,381)	(13,386)
Accumulated other comprehensive loss	(2,714)	(2,750)
Total PPG shareholders’ equity	$6,218	$6,286
Noncontrolling interests	115	125
Total shareholders’ equity	$6,333	$6,411
Total	$21,888	$21,351
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders' Equity (Unaudited)

($ in millions)	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss)/Income	Total PPG	Non-controlling Interests	Total
January 1, 2022	$969	$1,081	$20,372	($13,386)	($2,750)	$6,286	$125	$6,411
Net income attributable to controlling and noncontrolling interests	—	—	18	—	—	18	5	23
Other comprehensive income/(loss), net of tax	—	—	—	—	36	36	(3)	33
Cash dividends	—	—	(139)	—	—	(139)	—	(139)
Issuance of treasury stock	—	24	—	5	—	29	—	29
Stock-based compensation activity	—	(12)	—	—	—	(12)	—	(12)
Dividends paid on subsidiary common stock to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Reductions in noncontrolling interests	—	—	—	—	—	—	(11)	(11)
March 31, 2022	$969	$1,093	$20,251	($13,381)	($2,714)	$6,218	$115	$6,333

($ in millions)	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total PPG	Non-controlling Interests	Total
January 1, 2021	$969	$1,008	$19,469	($13,158)	($2,599)	$5,689	$126	$5,815
Net income attributable to controlling and noncontrolling interests	—	—	378	—	—	378	7	385
Other comprehensive loss, net of tax	—	—	—	—	(131)	(131)	(2)	(133)
Cash dividends	—	—	(128)	—	—	(128)	—	(128)
Issuance of treasury stock	—	25	—	10	—	35	—	35
Stock-based compensation activity	—	(4)	—	—	—	(4)	—	(4)
Reductions in noncontrolling interests		—	—	—	—	—	(1)	(1)
March 31, 2021	$969	$1,029	$19,719	($13,148)	($2,730)	$5,839	$130	$5,969
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows (Unaudited)

	Three Months Ended March 31
($ in millions)	2022	2021
Operating activities:
Net income attributable to controlling and noncontrolling interests	$23	$385
Adjustments to reconcile net income to cash from operations:
Depreciation and amortization	145	129
Pension income	(7)	(9)
Environmental remediation charges	—	16
Impairment and other related charges	290	—
Stock-based compensation expense	6	17
Deferred income taxes	(36)	(7)
Cash used for restructuring actions	(32)	(26)
Change in certain asset and liability accounts (net of acquisitions):
Receivables	(530)	(354)
Inventories	(325)	(189)
Other current assets	(88)	(37)
Accounts payable and accrued liabilities	326	110
Taxes and interest payable	(54)	22
Noncurrent assets and liabilities, net	(30)	(32)
Other	8	(48)
Cash used for operating activities	($304)	($23)
Investing activities:
Capital expenditures	($194)	($80)
Business acquisitions, net of cash balances acquired	(9)	(356)
Other	20	12
Cash used for investing activities	($183)	($424)
Financing activities:
Proceeds from commercial paper and short-term debt, net of payments	$586	$300
Repayment of term loan	—	(400)
Proceeds from the issuance of debt, net of discounts and fees	55	692
Purchase of treasury stock	(40)	—
Issuance of treasury stock	6	20
Dividends paid on PPG common stock	(139)	(128)
Payments related to tax withholding on stock-based compensation awards	(12)	(11)
Other	(13)	(4)
Cash from financing activities	$443	$469
Effect of currency exchange rate changes on cash and cash equivalents	(1)	(40)
Net decrease in cash and cash equivalents	($45)	($18)
Cash and cash equivalents, beginning of period	1,005	1,826
Cash and cash equivalents, end of period	$960	$1,808

Supplemental disclosures of cash flow information:
Interest paid, net of amount capitalized	$52	$52
Taxes paid, net of refunds	$114	$97

Supplemental disclosure of noncash investing activities:
Capital expenditures accrued within Accounts payable and accrued liabilities at period-end	$31	$31
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.Basis of Presentation
The condensed consolidated financial statements included herein are unaudited and have been prepared following the requirements of the Securities and Exchange Commission (the "SEC") and accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim reporting. Under these rules, certain footnotes and other financial information that are normally required for annual financial statements can be condensed or omitted. These statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position and shareholders' equity of PPG as of March 31, 2022 and the results of its operations and cash flows for the three months ended March 31, 2022 and 2021. All intercompany balances and transactions have been eliminated. Material subsequent events are evaluated through the report issuance date and disclosed where applicable. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in PPG's 2021 Annual Report on Form 10-K (the "2021 Form 10-K").
Net sales, expenses, assets and liabilities can vary during each quarter of the year. Accordingly, the results of operations for the three months ended March 31, 2022 and the trends in these unaudited condensed consolidated financial statements may not necessarily be indicative of the results to be expected for the full year.
2.New Accounting Standards
Accounting Standards Adopted in 2022
Effective January 1, 2022, PPG adopted Accounting Standards Update ("ASU") No. 2020-06, "Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40)." This ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity's own equity. Adoption of this standard did not materially impact PPG's consolidated financial position, results of operations or cash flows.
Recently Issued Accounting Standards
In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform." This ASU provides optional expedients and exceptions to U.S. GAAP for a limited period of time to ease potential accounting impacts associated with transitioning away from reference rates that are expected to be discontinued, such as the London Interbank Offered Rate ("LIBOR"). The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued. The amendments in this ASU are effective through December 31, 2022. As of March 31, 2022, PPG has not applied any of the optional expedients or exceptions allowed under this ASU. PPG does not believe that this ASU will have a material impact on its consolidated financial position, results of operations or cash flows.
3.Inventories

($ in millions)	March 31, 2022	December 31, 2021
Finished products	$1,369	$1,175
Work in process	257	234
Raw materials	774	723
Supplies	39	39
Total Inventories	$2,439	$2,171
Most U.S. inventories are valued using the last-in, first-out method. These inventories represented approximately 29% of total inventories at both March 31, 2022 and December 31, 2021. If the first-in, first-out method of inventory valuation had been used, inventories would have been $206 million and $174 million higher as of March 31, 2022 and December 31, 2021, respectively.

4.Goodwill and Other Identifiable Intangible Assets
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
The Company identified indicators that the carrying value of an indefinite-lived intangible asset and certain definite-lived intangible assets may not be recoverable as of March 31, 2022, and the carrying value of those assets was assessed for impairment. As a result of this assessment, the Company recorded impairment charges of $124 million related to the indefinite-lived intangible asset and $23 million related to definite-lived intangible assets in the condensed consolidated statement of income during the three months ended March 31, 2022. Refer to Note 7, "Impairment and Other Related Charges" for additional information.
The Company did not identify an indication of goodwill impairment for any of its reporting units as of March 31, 2022.
The change in the carrying amount of goodwill attributable to each reportable segment for the three months ended March 31, 2022 was as follows:

($ in millions)	Performance Coatings	Industrial Coatings	Total
January 1, 2022	$5,034	$1,214	$6,248
Acquisitions, including purchase accounting adjustments	39	(10)	29
Foreign currency impact	(44)	(1)	(45)
March 31, 2022	$5,029	$1,203	$6,232
A summary of the carrying value of the Company's identifiable intangible assets is as follows:

	March 31, 2022			December 31, 2021
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Indefinite-Lived Identifiable Intangible Assets
Trademarks	$1,333	N/A	$1,333	$1,449	N/A	$1,449
Definite-Lived Identifiable Intangible Assets
Acquired technology	$856	($624)	$232	$862	($616)	$246
Customer-related	1,927	(1,081)	846	1,956	(1,064)	892
Trade names	326	(150)	176	336	(144)	192
Other	50	(47)	3	51	(47)	4
Total Definite-Lived Intangible Assets	$3,159	($1,902)	$1,257	$3,205	($1,871)	$1,334
Total Identifiable Intangible Assets	$4,492	($1,902)	$2,590	$4,654	($1,871)	$2,783
The Company’s identifiable intangible assets with definite lives are being amortized over their estimated useful lives.
As of March 31, 2022, estimated future amortization expense of identifiable intangible assets is as follows:

($ in millions)	Future Amortization Expense
Remaining nine months of 2022	$140
2023	$165
2024	$150
2025	$135
2026	$115
2027	$100
Thereafter	$452

5. Business Restructuring
The Company records restructuring liabilities that represent charges incurred in connection with consolidations of certain operations, including operations from acquisitions, as well as headcount reduction programs. These charges consist primarily of severance costs and certain other cash costs. As a result of these programs, the Company also incurs incremental non-cash accelerated depreciation expense for certain assets due to their reduced expected asset life. These charges are not allocated to the Company’s reportable business segments. Refer to Note 16, "Reportable Business Segment Information" for additional information.
In the fourth quarter 2021, the Company approved business restructuring actions related to recent acquisitions targeting further consolidation of its manufacturing footprint and headcount reductions. The majority of these restructuring actions are expected to be completed by the end of 2023.
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
The following table summarizes restructuring reserve activity for the three months ended March 31, 2022 and 2021:

	Total Reserve
($ in millions)	2022	2021
January 1	$231	$293
Cash payments	(32)	(26)
Foreign currency impact	(5)	(11)
March 31	$194	$256
6.Borrowings
In March 2022, PPG privately placed a 15-year €50 million 1.95% fixed interest note. This note contains covenants materially consistent with the 1.200% notes discussed below. This debt arrangement is denominated in euros and has been designated as a net investment hedge of the Company's European operations. Refer to Note 12 "Financial Instruments, Hedging Activities and Fair Value Measurements" for additional information.
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
In February 2021, PPG entered into a $2.0 billion Term Loan Credit Agreement (the "Term Loan Credit Agreement") to finance the Company’s acquisition of Tikkurila, and to pay fees, costs and expenses related thereto. The Term Loan Credit Agreement provided the Company with the ability to borrow up to an aggregate principal amount of $2.0 billion on an unsecured basis. In addition to the amounts borrowed to finance the acquisition of Tikkurila, the Term Loan Credit Agreement allowed the Company to make up to eleven additional borrowings prior to December 31, 2021, to be used for working capital and general corporate purposes. The Term Loan Credit Agreement contains covenants that are consistent with those in the Credit Agreement discussed below and that are usual and customary restrictive covenants for facilities of its type, which include, with specified exceptions, limitations on the Company’s ability to create liens or other encumbrances, to enter into sale and leaseback transactions and to enter into consolidations, mergers or transfers of all or substantially all of its assets. The Term Loan Credit Agreement matures and all outstanding borrowings are due and payable on the third anniversary of the date of the initial borrowing under the Agreement. In June 2021, PPG borrowed $700 million under the Term Loan Credit Agreement to finance the Company’s acquisition of Tikkurila, and to pay fees, costs and expenses related thereto. In December 2021,

PPG borrowed an additional $700 million under the Term Loan Credit Agreement. Borrowings of $1.4 billion were outstanding under the Term Loan Credit Agreement as of March 31, 2022 and December 31, 2021.
In April 2020, PPG entered into a $1.5 billion 364-Day Term Loan Credit Agreement (the “Term Loan”). The Term Loan contained covenants that are consistent with those in the Credit Agreement discussed below and that are usual and customary restrictive covenants for facilities of its type, which include, with specified exceptions, limitations on the Company’s ability to create liens or other encumbrances, to enter into sale and leaseback transactions and to enter into consolidations, mergers or transfers of all or substantially all of its assets. In 2020, PPG repaid $1.1 billion of the Term Loan using cash on hand. In the first quarter 2021, PPG repaid the remaining $400 million of the Term Loan using cash on hand. The Term Loan terminated on April 13, 2021.
In August 2019, PPG amended and restated its five-year credit agreement (the “Credit Agreement”) with several banks and financial institutions. The Credit Agreement provides for a $2.2 billion unsecured revolving credit facility. The Company has the ability to increase the size of the Credit Agreement by up to an additional $750 million, subject to the receipt of lender commitments and other conditions precedent. The Credit Agreement will terminate on August 30, 2024. The Company has the right, subject to certain conditions set forth in the Credit Agreement, to designate certain subsidiaries of the Company as borrowers under the Credit Agreement. In connection with any such designation, the Company is required to guarantee the obligations of any such subsidiaries under the Credit Agreement. There were no amounts outstanding under the credit agreement as of March 31, 2022 and December 31, 2021.
The Term Loan Credit Agreement and Credit Agreement require the Company to maintain a ratio of Total Indebtedness to Total Capitalization, as defined in the Term Loan Credit Agreement and Credit Agreement, of 60% or less; provided, that for any fiscal quarter in which the Company has made an acquisition for consideration in excess of $1 billion and for the next five fiscal quarters thereafter, the ratio of Total Indebtedness to Total Capitalization may not exceed 65% at any time. As of March 31, 2022, Total Indebtedness to Total Capitalization as defined under the Credit Agreement and Term Loan Credit Agreement was 51%.
The Credit Agreement also supports the Company’s commercial paper borrowings which are classified as long-term based on PPG’s intent and ability to refinance these borrowings on a long-term basis. Commercial paper borrowings of $1.0 billion and $440 million were outstanding as of March 31, 2022 and December 31, 2021, respectively.
Letters of Credit and Surety Bonds
The Company had outstanding letters of credit and surety bonds of $160 million as of March 31, 2022.
7.Impairment and Other Related Charges
In the first quarter 2022, Russian military forces invaded Ukraine. This military action had significant and immediate adverse economic impacts on businesses operating in Russia and Ukraine. Based on deteriorating business conditions and regulatory restrictions, including the impact of economic sanctions imposed on Russia by the United States, the European Union and other governments, PPG immediately ceased sales to Russian state-owned entities, announced that the Company would cease all new investments in Russia and commenced actions to wind down most of the Company’s operations in Russia.
Based on this change in facts and circumstances, the long-term cash flow forecast for the Company’s operations in Russia was significantly reduced. This reduction in the long-term cash flow forecast indicated that the carrying amounts of long-lived assets and certain indefinite-lived intangible assets associated with the Company’s operations in Russia may not be recoverable, and the carrying value of these assets was tested for impairment. Additionally, the Company evaluated trade receivables for estimated future credit losses, inventories for declines in net realizable value and other current assets for impairment in light of the deteriorating economic conditions in Russia and Ukraine. As a result, during the three months ended March 31, 2022, the Company recognized $290 million of Impairment and other related charges in the condensed consolidated statement of income, comprised of $201 million of long-lived asset impairment charges and $89 million of other related charges.
The $201 million of long-lived asset impairment charges is comprised of $124 million related to indefinite-lived intangible assets, $54 million related to Property, plant and equipment, net and $23 million related to definite-lived intangible assets. The $89 million of other related charges represent reserves established for Receivables, Inventories, and Other current assets impacted by the adverse economic consequences of the Russian invasion of Ukraine.
During both the three months ended March 31, 2022 and the twelve months ended December 31, 2021, net sales in Russia represented approximately 1% of PPG net sales.

8.Earnings Per Common Share
The effect of dilutive securities on the weighted average common shares outstanding included in the calculation of earnings per diluted common share for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31
(number of shares in millions)	2022	2021
Weighted average common shares outstanding	236.6	237.4
Effect of dilutive securities:
Stock options	0.9	0.9
Other stock compensation plans	0.7	0.7
Potentially dilutive common shares	1.6	1.6
Adjusted weighted average common shares outstanding	238.2	239.0

Dividends per common share	$0.59	$0.54
Excluded from the computation of earnings per diluted share due to their antidilutive effect were 0.5 million and zero outstanding stock options for the three months ended March 31, 2022 and 2021, respectively.
9.Income Taxes

	Three Months Ended March 31
	2022	2021
Effective tax rate on pretax income	70.5%	22.8%
The first quarter effective tax rate of 70.5% reflects a tax benefit of $27 million on the $290 million Impairment and other related charges associated with PPG’s operations in Russia.
Income tax expense for the three months ended March 31, 2022 and 2021 is based on an estimated annual effective rate, which requires management to make its best estimate of annual pretax income or loss. During the year, PPG management regularly updates forecasted annual pretax results for the various countries in which PPG operates based on changes in factors such as prices, shipments, product mix, raw material inflation and manufacturing operations. To the extent that actual 2022 pretax results for U.S. and foreign income or loss vary from estimates, the actual Income tax expense recognized in 2022 could be different from the forecasted amount used to estimate the Income tax expense for the three months ended March 31, 2022.
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
Net periodic pension and other postretirement benefit (income)/cost for the three months ended March 31, 2022 and 2021 was as follows:

	Pension		Other Postretirement Benefits
	Three Months Ended March 31		Three Months Ended March 31
($ in millions)	2022	2021	2022	2021
Service cost	$2	$3	$3	$3
Interest cost	19	16	4	3
Expected return on plan assets	(36)	(38)	—	—
Amortization of actuarial losses	8	10	4	6
Amortization of prior service credit	—	—	(3)	(14)
Net periodic benefit (income)/cost	($7)	($9)	$8	($2)
Net periodic other postretirement expense was higher for the three months ended March 31, 2022 compared to

2021 due to a decrease in the benefit associated with a 2017 other postretirement benefit plan design change. The 2017 plan design change resulted in a significant reduction in the Company’s postretirement benefit obligation, the impact of which was amortized as a reduction of net periodic benefit cost through 2021.
PPG expects 2022 full year net periodic pension income of approximately $25 million and net periodic other postretirement expense of approximately $30 million.
Contributions to Defined Benefit Pension Plans

	Three Months Ended March 31
($ in millions)	2022	2021
Non-U.S. defined benefit pension mandatory contributions	$1	$1
PPG expects to make contributions to its defined benefit pension plans in the range of $10 million to $15 million during the remaining nine months of 2022. PPG may make voluntary contributions to its defined benefit pension plans in 2022 and beyond.
11.Accumulated Other Comprehensive Loss (AOCL)

($ in millions)	Foreign Currency Translation Adjustments (1)	Pension and Other Postretirement Benefit Adjustments, net of tax (2)	Unrealized Gain on Derivatives, net of tax	Accumulated Other Comprehensive Loss
January 1, 2021	($1,663)	($937)	$1	($2,599)
Current year deferrals to AOCL	(126)	(7)	—	(133)
Reclassifications from AOCL to net income	—	2	—	2
March 31, 2021	($1,789)	($942)	$1	($2,730)

January 1, 2022	($1,988)	($763)	$1	($2,750)
Current year deferrals to AOCL	30	(11)	—	19
Reclassifications from AOCL to net income	10	7	—	17
March 31, 2022	($1,948)	($767)	$1	($2,714)
(1)The tax cost related to unrealized foreign currency translation adjustments on tax inter-branch transactions and net investment hedges as of March 31, 2022 and 2021 was $11 million and $30 million, respectively.
(2)The tax cost related to the adjustment for pension and other postretirement benefits as of March 31, 2022 and 2021 was $2 million and $1 million, respectively. Reclassifications from AOCL are included in the computation of net periodic benefit costs (See Note 10, "Pensions and Other Postretirement Benefits").
12.Financial Instruments, Hedging Activities and Fair Value Measurements
Financial instruments include cash and cash equivalents, short-term investments, cash held in escrow, marketable equity securities, accounts receivable, company-owned life insurance, accounts payable, short-term and long-term debt instruments, and derivatives. The fair values of these financial instruments approximated their carrying values at March 31, 2022 and December 31, 2021, in the aggregate, except for long-term debt instruments.
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
PPG’s policies do not permit speculative use of derivative financial instruments. PPG enters into derivative financial instruments with high credit quality counterparties and diversifies its positions among such counterparties in order to reduce its exposure to credit losses. The Company did not realize a credit loss on derivatives during the three months ended March 31, 2022 and 2021.

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
There were no derivative instruments de-designated or discontinued as hedging instruments during the three months ended March 31, 2022 and 2021, and there were no gains or losses deferred in Accumulated other comprehensive loss on the condensed consolidated balance sheet that were reclassified to Income before income taxes in the condensed consolidated statement of income in the three months ended March 31, 2022 and 2021 related to hedges of anticipated transactions that were no longer expected to occur.
Fair Value Hedges
The Company uses interest rate swaps from time to time to manage its exposure to changing interest rates. When outstanding, the interest rate swaps are typically designated as fair value hedges of certain outstanding debt obligations of the Company and are recorded at fair value.
PPG has interest rate swaps which converted $525 million of fixed rate debt to variable rate debt. These swaps are designated as fair value hedges and are carried at fair value. Changes in the fair value of these swaps and changes in the fair value of the related debt are recorded in interest expense in the accompanying condensed consolidated statement of income. The fair value of these interest rate swaps was an asset of $10 million and $36 million at March 31, 2022 and December 31, 2021, respectively.
Cash Flow Hedges
At times, PPG designates certain foreign currency forward contracts as cash flow hedges of the Company’s exposure to variability in exchange rates on third party transactions denominated in foreign currencies. There were no outstanding cash flow hedges at March 31, 2022 and December 31, 2021.
Net Investment Hedges
PPG uses cross currency swaps and foreign currency euro-denominated debt to hedge a significant portion of its net investment in its European operations, as follows:
As of March 31, 2022 and December 31, 2021, PPG had U.S. dollar to euro cross currency swap contracts with total notional amounts of $775 million and designated these contracts as hedges of the Company's net investment in its European operations. During the term of these contracts, PPG will receive payment in U.S. dollars and make payments in euros to the counterparties. As of March 31, 2022 and December 31, 2021, the fair value of the U.S. dollar to euro cross currency swap contracts were net assets of $55 million and $50 million, respectively.
As of March 31, 2022 and December 31, 2021, PPG had designated €1.5 billion and €1.4 billion, respectively, of euro-denominated borrowings as hedges of a portion of its net investment in the Company's European operations. The carrying value of these instruments was $1.6 billion as of March 31, 2022 and December 31, 2021.
Other Financial Instruments
PPG uses foreign currency forward contracts to manage certain net transaction exposures that either have not been elected, or do not qualify for hedge accounting; therefore, the change in the fair value of these instruments is recorded in Other charges in the condensed consolidated statement of income in the period of change. Underlying notional amounts related to these foreign currency forward contracts were $1.8 billion and $1.9 billion at March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022 and December 31, 2021, the fair value of these contracts were net assets of $34 million and $24 million, respectively.
Gains/Losses Deferred in Accumulated Other Comprehensive Loss
As of March 31, 2022 and December 31, 2021, the Company had accumulated pretax unrealized translation gains in Accumulated other comprehensive loss on the condensed consolidated balance sheet related to the euro-denominated borrowings, foreign currency forward contracts, and the cross currency swaps of $252 million and $204 million, respectively.
The following table summarizes the location within the condensed consolidated financial statements and amount of gains related to derivative and debt financial instruments for the three months ended March 31, 2022 and 2021. All amounts are shown on a pretax basis.

	March 31, 2022		March 31, 2021		Caption In Condensed Consolidated Statement of Income
($ in millions)	Gain Deferred in OCI	Gain Recognized	Gain Deferred in OCI	(Loss)/Gain Recognized
Economic
Foreign currency forward contracts	$—	$12	$—	($3)	Other charges
Fair Value
Interest rate swaps	—	3	—	4	Interest expense
Total forward contracts and interest rate swaps	$—	$15	$—	$1
Net Investment
Cross currency swaps	$5	$3	$28	$4	Interest expense
Foreign denominated debt	43	—	97	—
Total Net Investment	$48	$3	$125	$4
Fair Value Measurements
The Company follows a fair value measurement hierarchy to measure its assets and liabilities. As of March 31, 2022 and December 31, 2021, the assets and liabilities measured at fair value on a recurring basis were cash equivalents, equity securities and derivatives. In addition, the Company measures its pension plan assets at fair value (see Note 13, "Employee Benefit Plans" under Item 8 in the 2021 Form 10-K for further details). The Company's financial assets and liabilities are measured using inputs from the following three levels:
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
Level 3 inputs are unobservable inputs employed for measuring the fair value of assets or liabilities. The Company did not have any recurring financial assets or liabilities that were recorded in its condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021 that were classified as Level 3 inputs.

Assets and liabilities reported at fair value on a recurring basis:

	March 31, 2022			December 31, 2021
($ in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Other current assets:
Marketable equity securities	$9	$—	$—	$6	$—	$—
Foreign currency forward contracts (a)	—	38	—	—	28	—
Cross currency swaps (b)	—	30	—	—	—	—
Interest rate swaps (c)	—	1	—	—	—	—
Investments:
Marketable equity securities	$84	$—	$—	$98	$—	$—
Other assets:
Cross currency swaps (b)	$—	$25	$—	$—	$50	$—
Interest rate swaps (c)	—	9	—	—	36	—
Liabilities:
Accounts payable and accrued liabilities:
Foreign currency forward contracts (a)	$—	$4	$—	$—	$4	$—
(a)Derivatives not designated as hedging instruments
(b)Net investment hedges
(c)Fair value hedges
Long-Term Debt

($ in millions)	March 31, 2022 (a)	December 31, 2021 (b)
Long-term debt - carrying value	$7,129	$6,565
Long-term debt - fair value	$7,202	$6,958
(a)Excluding finance lease obligations of $9 million and short-term borrowings of $15 million as of March 31, 2022.
(b)Excluding finance lease obligations of $10 million and short-term borrowings of $6 million as of December 31, 2021.
The fair values of the debt instruments were based on discounted cash flows and interest rates then currently available to the Company for instruments of the same remaining maturities and were measured using Level 2 inputs.
13.Stock-Based Compensation
The Company’s stock-based compensation includes stock options, restricted stock units (“RSUs”) and grants of contingent shares that are earned based on achieving targeted levels of total shareholder return. All current grants of stock options, RSUs and contingent shares are made under the PPG Industries, Inc. Amended and Restated Omnibus Incentive Plan (“PPG Amended Omnibus Plan”), which was amended and restated effective April 21, 2016. There were 4.7 million shares available for future grants under the PPG Amended Omnibus Plan as of March 31, 2022.
Stock-based compensation expense and the associated income tax benefit recognized during the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31
($ in millions)	2022	2021
Stock-based compensation expense	$6	$17
Income tax benefit recognized	$1	$4

Grants of stock-based compensation during the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31
	2022		2021
Grant Details	Shares	Fair Value	Shares	Fair Value
Stock options	487,277	$36.52	527,464	$29.27
Restricted stock units	189,411	$143.92	162,601	$129.64
Contingent shares (a)	57,134	$151.87	55,540	$136.60
(a)The number of contingent shares represents the target value of the award.
Stock options are generally exercisable 36 months after being granted and have a maximum term of 10 years. Compensation expense for stock options is recorded over the vesting period based on the fair value on the date of grant. The fair value of the stock option grants issued during the three months ended March 31, 2022 was calculated with the following weighted average assumptions:

Weighted average exercise price	$151.87
Risk free interest rate	2.0%
Expected life of option in years	6.5
Expected dividend yield	1.6%
Expected volatility	25.7%
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
The amount paid upon vesting of performance-based RSUs may range from 0% to 200% of the original grant, based upon the level of earnings per share growth achieved and frequency with which the annual cash flow return on capital performance target is met over the three calendar year periods comprising the vesting period. Performance against the earnings per share growth and the cash flow return on capital target is calculated annually, and the annual payout for each goal is weighted equally over the three-year period.
The Company also provides grants of contingent shares to selected key executives that may be earned based on PPG total shareholder return (“TSR”) over the three-year period following the date of grant. Contingent share grants (referred to as “TSR awards”) are made annually and are paid out at the end of each three-year period based on the Company’s stock performance. Performance is measured by determining the percentile rank of the total shareholder return of PPG common stock in relation to the total shareholder return of the S&P 500 Index for the three-year period following the date of grant. This comparison group represents the entire S&P 500 Index as it existed at the beginning of the performance period, excluding any companies that were removed from the index because they ceased to be publicly traded. The payment of awards following the three-year award period is based on performance achieved in accordance with the scale set forth in the plan agreement and may range from 0% to 200% of the initial grant. Contingent share awards earn dividend equivalents for the award period, which are paid to participants or credited to the participants’ deferred compensation plan accounts with the award payout at the end of the period based on the actual number of contingent shares that are earned. Any payments made at the end of the award period may be in the form of stock, cash or a combination of both. The TSR awards qualify as liability awards, and compensation expense is recognized over the three-year award period based on the fair value of the awards (giving consideration to the Company’s percentile rank of total shareholder return) remeasured in each reporting period until settlement of the awards.

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
Current open and active claims
The Company is aware of certain asbestos-related claims pending against the Company and certain of its subsidiaries, consisting of Products Claims, Premises Claims and claims against a subsidiary the Company acquired in 2013 (“Subsidiary Claims”). The Company is defending these claims vigorously.
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
As a result of the Company’s fourth quarter 2021 review of its asbestos-related liabilities, income of $133 million was recorded in the consolidated statement of income to reduce the reserve to reflect the Company’s current estimate of potential liability for asbestos-related bodily injury claims through December 31, 2057. As of December 31, 2021, the Company’s asbestos-related reserves totaled $54 million.
As of March 31, 2022, the Company's total asbestos-related reserves were $52 million. The Company believes that, based on presently available information, the total reserves of $52 million for asbestos-related claims will be sufficient to encompass all of the Company’s current and estimable potential future asbestos liabilities. These reserves, which are included within Other liabilities on the accompanying condensed consolidated balance sheets, involve significant management judgment and represent the Company’s current best estimate of its liability for these claims.
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
As remediation at certain environmental sites progresses, PPG continues to refine its assumptions underlying the estimates of the expected future costs of its remediation programs. PPG’s ongoing evaluation may result in additional charges against income to adjust the reserves for these sites. In 2022 and 2021, certain charges have been recorded based on updated estimates to increase existing reserves for these sites. Certain other charges related to environmental remediation actions are also expensed as incurred.
As of March 31, 2022 and December 31, 2021, PPG had reserves for environmental contingencies associated with PPG’s former chromium manufacturing plant in Jersey City, New Jersey (“New Jersey Chrome”), glass and chemical manufacturing sites, and for other environmental contingencies, including current manufacturing locations and National Priority List sites. These reserves are reported as Accounts payable and accrued liabilities and Other liabilities in the accompanying condensed consolidated balance sheet.

Environmental Reserves
($ in millions)	March 31, 2022	December 31, 2021
New Jersey Chrome	$71	$89
Glass and chemical	81	83
Other	110	110
Total	$262	$282
Current portion	$85	$97

Pretax charges against income for environmental remediation costs are included in Other charges in the accompanying condensed consolidated statement of income. The pretax charges and cash outlays related to such environmental remediation for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31
($ in millions)	2022	2021
Environmental remediation pretax charges	$6	$19
Cash outlays for environmental remediation activities	$23	$9
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
The most significant assumptions underlying the estimate of remediation costs for the New Jersey Chrome sites are those related to the extent and concentration of chromium impacts in the soil, as these determine the quantity of soil that must be excavated and transported for offsite disposal, and the nature of disposal required. Remediation of chromium contaminated soils at the location of the former manufacturing site has been substantially completed pursuant to approved remedial action work plans. Remediation of chromium contaminated soils at certain other smaller sites is dependent on redevelopment activity by others, the timing of which is unknown. PPG regularly evaluates the assessments of costs incurred to date versus current progress and the potential cost impacts of the most recent information. Based on these assessments, the reserve is adjusted accordingly.
Groundwater remediation at the former Garfield Avenue chromium manufacturing site and adjacent sites is expected to occur over several years. A final groundwater remedial action work plan was submitted to NJDEP in the fourth quarter of 2021. The NJDEP approved the groundwater remediation action work plan in the first quarter of 2022.
PPG’s financial reserve for remediation of all New Jersey Chrome sites was $71 million at March 31, 2022. The major cost components of this liability are related to excavation of impacted soil as well as groundwater remediation. These components each account for approximately 50% and 15% of the accrued amount, respectively.
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
The Company delivers products to company-owned stores, home centers and other regional or national consumer retail outlets, paint dealers, concessionaires and independent distributors, company-owned distribution networks, and directly to manufacturing companies and retail customers. Each product delivered to a third-party customer is considered to satisfy a performance obligation. Performance obligations generally occur at a point in time and are satisfied when control of the goods passes to the customer. The Company is entitled to collection of the sales price under normal credit terms in the regions in which it operates. Accounts receivable are recognized when there is an unconditional right to consideration. Payment terms vary from customer to customer, depending on creditworthiness, prior payment history and other considerations.
The Company also provides services by applying coatings to customers' manufactured parts and assembled products and by providing technical support to certain customers. Performance obligations are satisfied over time as critical milestones are met and as services are provided. PPG is entitled to payment as the services are rendered. For the three months ended March 31, 2022 and 2021, service revenue constituted less than 5% of total revenue.

Net sales by segment and region for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31
($ in millions)	2022	2021
Performance Coatings
United States and Canada	$1,063	$998
Europe, Middle East and Africa ("EMEA")	949	811
Asia Pacific	274	276
Latin America	284	234
Total	$2,570	$2,319
Industrial Coatings
United States and Canada	$652	$571
EMEA	504	445
Asia Pacific	423	406
Latin America	159	140
Total	$1,738	$1,562
Total Net Sales
United States and Canada	$1,715	$1,569
EMEA	1,453	1,256
Asia Pacific	697	682
Latin America	443	374
Total PPG	$4,308	$3,881
Allowance for Doubtful Accounts
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
The following table summarizes the activity for the allowance for doubtful accounts for the three months ended March 31, 2022 and 2021:

	Trade Receivables Allowance for Doubtful Accounts
($ in millions)	2022	2021
January 1	$31	$44
Bad debt expense	43	—
Trade receivables written off as uncollectible, net of recoveries	(6)	(3)
March 31	$68	$41
In the first quarter 2022, PPG recorded a bad debt reserve of $43 million associated with the adverse economic impacts of the Russian invasion of Ukraine. Refer to Note 7, "Impairment and Other Related Charges" for additional information.

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
The Performance Coatings reportable business segment is comprised of the automotive refinish coatings, aerospace coatings, architectural coatings – Americas and Asia Pacific, architectural coatings – EMEA, protective and marine coatings and traffic solutions operating segments. This reportable business segment primarily supplies a variety of protective and decorative coatings, sealants and finishes along with paint strippers, stains and related chemicals, pavement marking products, transparencies and transparent armor.
The Industrial Coatings reportable business segment is comprised of the automotive OEM coatings, industrial coatings, packaging coatings and specialty coatings and materials operating segments. This reportable business segment primarily supplies a variety of protective and decorative coatings and finishes along with adhesives, sealants, metal pretreatment products, optical monomers and coatings, precipitated silicas and other specialty materials.
Reportable business segment net sales and segment income for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31
($ in millions)	2022	2021
Net sales:
Performance Coatings	$2,570	$2,319
Industrial Coatings	1,738	1,562
Total	$4,308	$3,881
Segment income:
Performance Coatings	$319	$386
Industrial Coatings	140	245
Total	$459	$631
Corporate	(52)	(52)
Interest expense, net of interest income	(21)	(24)
Impairment and other related charges (a)	(290)	—
Business restructuring-related costs, net (b)	(14)	(4)
Acquisition-related costs (c)	(4)	(24)
Environmental remediation charges	—	(16)
Expenses incurred due to natural disasters (d)	—	(12)
Income before income taxes	$78	$499
(a)In the first quarter 2022, the Company recorded impairment and other related charges associated with the wind down of the Company’s operations in Russia.
(b)Included in business restructuring-related costs, net are business restructuring charges, accelerated depreciation of certain assets and other related costs, offset by releases related to previously approved programs.
(c)Acquisition-related costs include advisory, legal, accounting, valuation, other professional or consulting fees, and certain internal costs directly incurred to effect acquisitions. These costs are included in Selling, general and administrative expense in the condensed consolidated statement of income. Acquisition-related costs also include the impact for the step up to fair value of inventory acquired in certain acquisitions which are included in Cost of Sales, exclusive of depreciation and amortization in the condensed consolidated statement of income.
(d)In early 2021, a winter storm damaged a southern U.S. factory supporting the Company's specialty coatings and materials business as well as other Company factories in the southern U.S. Incremental expenses incurred due to this storm included costs related to maintenance and repairs of damaged property, freight and utility premiums and other incremental expenses directly related to the impacted areas.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and the notes thereto included in the condensed consolidated financial statements in Part I, Item 1, “Financial Statements,” of this report and in conjunction with the 2021 Form 10-K.
Highlights
Net sales were approximately $4.3 billion for the three months ended March 31, 2022, an increase of 11.0% compared to the prior year, driven by higher selling prices and acquisition-related sales. While underlying demand in most end-use markets remained strong in the first quarter, sales volumes were down compared to the prior year due to the impact of continued supply constraints.
Income before income taxes was $78 million for the three months ended March 31, 2022, a decrease of $421 million compared to the prior year. This decrease was largely due to Impairment and other related charges of $290 million and lower sales volumes during the quarter.
Performance in the first quarter of 2022 compared to the first quarter of 2021
Results of Operations

	Three Months Ended March 31		Percent Change
($ in millions, except percentages)	2022	2021	2022 vs. 2021
Net sales	$4,308	$3,881	11.0%
Cost of sales, exclusive of depreciation and amortization	2,698	2,232	20.9%
Selling, general and administrative	974	891	9.3%
Depreciation	102	90	13.3%
Amortization	43	39	10.3%
Research and development, net	115	102	12.7%
Interest expense	30	30	—%
Interest income	(9)	(6)	50.0%
Impairment and other related charges	290	—	100.0%
Other charges	13	17	(23.5)%
Other income	(26)	(13)	100.0%
Net Sales by Region

	Three Months Ended March 31		Percent Change
($ in millions, except percentages)	2022	2021	2022 vs. 2021
United States and Canada	$1,715	$1,569	9.3%
Europe, Middle East and Africa ("EMEA")	1,453	1,256	15.7%
Asia Pacific	697	682	2.2%
Latin America	443	374	18.4%
Total	$4,308	$3,881	11.0%
Net sales increased $427 million due to the following:
● Higher selling prices (+10%)
● Acquisition-related sales (+7%)
Partially offset by:
● Lower sales volumes (-3%)
● Unfavorable foreign currency translation (-3%)
For specific business results, see the Performance of Reportable Business Segments section within Item 2 of this Form 10-Q.

Cost of sales, exclusive of depreciation and amortization, increased $466 million primarily due to raw material cost inflation and cost of sales attributable to acquired businesses, partially offset by favorable foreign currency translation.
Selling, general and administrative ("SG&A") expense increased $83 million primarily due to expenses from acquired businesses and wage and other cost inflation, partially offset by favorable foreign currency translation and restructuring cost savings.
Impairment and other related charges of $290 million were recorded during the three months ended March 31, 2022 associated with the wind down of the Company's operations in Russia. Refer to Note 7, "Impairment and Other Related Charges" in Part I, Item 1 of this Form 10-Q for additional information.
Other income was higher in the three months ended March 31, 2022 compared to 2021 primarily due to higher earnings from equity affiliates.
Effective tax rate and earnings per diluted share

	Three Months Ended March 31		Percent Change
($ in millions, except percentages and amounts per share)	2022	2021	2022 vs. 2021
Income tax expense	$55	$114	(51.8)%
Effective tax rate	70.5%	22.8%	47.7%
Adjusted effective tax rate, continuing operations*	22.6%	23.1%	(0.5)%

Earnings per diluted share, continuing operations	$0.08	$1.58	(94.9)%
Adjusted earnings per diluted share*	$1.37	$1.88	(27.1)%
*See Regulation G Reconciliation below
The effective tax rate for the three months ended March 31, 2022 and 2021 reflects the impact of certain discrete tax items for the quarter. The Company expects that its second quarter 2022 effective tax rate will be between 23% and 24%.
Adjusted earnings per diluted share for the three months ended March 31, 2022 decreased year-over-year primarily due to commodity supply disruptions, which caused raw material cost inflation, as well as lower sales volumes stemming from commodity raw material availability and semiconductor chip shortages, that was not fully offset by realized price increases.
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

	Three Months Ended March 31, 2022
($ in millions, except percentages and per share amounts)	Income Before Income Taxes	Income Tax Expense	Effective Tax Rate	Net Income (attributable to PPG)	Earnings Per Diluted Share(a)
As reported, continuing operations	$78	$55	70.5%	$18	$0.08
Adjusted for:
Impairment and other related charges(b)	290	27	9.3%	263	1.10
Acquisition-related amortization expense	43	10	24.8%	33	0.14
Business restructuring-related costs, net (c)	14	4	25.8%	10	0.04
Acquisition-related costs(d)	4	1	24.0%	3	0.01
Adjusted, continuing operations, excluding certain items	$429	$97	22.6%	$327	$1.37

	Three Months Ended March 31, 2021
($ in millions, except percentages and per share amounts)	Income Before Income Taxes	Income Tax Expense	Effective Tax Rate	Net Income (attributable to PPG)	Earnings Per Diluted Share(a)
As reported, continuing operations	$499	$114	22.8%	$378	$1.58
Adjusted for:
Acquisition-related amortization expense	39	10	25.2%	29	0.12
Acquisition-related costs(d)	24	5	23.5%	19	0.08
Environmental remediation charges	16	4	24.3%	12	0.05
Expenses incurred due to a natural disaster (e)	12	3	24.3%	9	0.04
Business restructuring-related costs, net (c)	4	1	25.0%	3	0.01
Adjusted, continuing operations, excluding certain items	$594	$137	23.1%	$450	$1.88
(a)Earnings per diluted share is calculated based on unrounded numbers. Figures in the table may not recalculate due to rounding.
(b)In the first quarter 2022, the Company recorded impairment and other related charges due to the wind down of the company’s operations in Russia.
(c)Included in business restructuring-related costs, net are business restructuring charges, accelerated depreciation of certain assets and other related costs, partially offset by releases related to previously approved programs.
(d)Acquisition-related costs include advisory, legal, accounting, valuation, other professional or consulting fees, and certain internal costs directly incurred to effect acquisitions. These costs are included in Selling, general and administrative expense in the condensed consolidated statement of income. Acquisition-related costs also include the impact for the step up to fair value of inventory acquired in certain acquisitions which are included in Cost of Sales, exclusive of depreciation and amortization in the condensed consolidated statement of income.
(e)In early 2021, a winter storm damaged a southern U.S. factory supporting the Company's specialty coatings and materials business as well as other Company factories in the southern U.S. Incremental expenses incurred due to this storm included costs related to maintenance and repairs of damaged property, freight and utility premiums and other incremental expenses directly related to the impacted areas.
Performance of Reportable Business Segments
Performance Coatings

	Three Months Ended March 31		$ Change	% Change
($ in millions, except percentages)	2022	2021	2022 vs. 2021	2022 vs. 2021
Net sales	$2,570	$2,319	$251	10.8%
Segment income	$319	$386	($67)	(17.4)%
Amortization expense	$32	$29	$3	10.3%
Segment income, excluding amortization expense	$351	$415	($64)	(15.4)%
Performance Coatings net sales increased due to the following:
● Higher selling prices (+8%)
● Acquisition-related sales (+7%)

Partially offset by:
● Unfavorable foreign currency translation (-2%)
● Lower sales volumes (-2%)
In the first quarter 2022, the acquisitions of Tikkurila and VersaFlex increased net sales in the Performance Coatings segment by about $160 million versus prior year.
Architectural coatings - Americas and Asia Pacific net sales, excluding the impact of currency and acquisitions ("organic sales") increased by a low-single-digit percentage. Sales in the U.S. and Canada were unfavorably impacted by ongoing raw material availability and softening do-it-yourself ("DIY") paint demand. In Mexico, PPG-Comex architectural coatings organic sales increased compared to the prior year as concessionaire network demand continued to be strong throughout the quarter and further selling price increases were implemented.
Architectural coatings – EMEA organic sales were flat year-over-year as selling price increases were offset by lower sales volumes due to softening DIY paint demand and some modest demand weakness due to geopolitical uncertainty in Europe.
Automotive refinish coatings organic sales increased by a high-single-digit-percentage, reflecting improved body shop activity stemming from higher miles driven and increased collision claims. In Europe, demand improved year-over-year.
Aerospace coatings sales volumes increased by a low-teen-percentage compared to the prior year, as commercial aftermarket demand strengthened year-over-year, but still remains below pre-pandemic levels. Net sales benefited from continued strong military demand.
Protective and marine coatings organic sales were higher by a mid-teen-percentage primarily due to strong selling price increases. Demand in the oil and gas industry improved in the U.S.
Traffic solutions organic sales increased by more than 20% year-over-year, including the benefit of higher selling prices.
Segment income decreased $67 million year-over-year primarily due to raw material cost inflation and lower sales volumes, partially offset by higher selling prices, acquisition-related earnings and savings from previously approved restructuring actions.
Looking Ahead
Looking ahead for the Performance Coatings segment, although disruptions in the supply chain and manufacturing environment are expected to persist, conditions are anticipated to continue to gradually improve as the quarter progresses. The supply of several key inputs remains tight, which will continue to constrain sales. Further selling price increases have been secured or are being initiated during the quarter for all businesses. The Company will continue to execute against various cost-savings initiatives, including acquisition synergy targets. Aggregate sales volumes are expected to be down by a mid-single-digit percentage compared to the second quarter 2021, including unfavorable impacts in Europe from the war in Ukraine and in China due to COVID-19 production curtailments. Second quarter acquisition-related sales are expected to be about $140 million, principally from Tikkurila. Historically, Tikkurila sales improve sequentially in the second quarter due to a weather-related stronger painting season.
Industrial Coatings

	Three Months Ended March 31		$ Change	% Change
($ in millions, except percentages)	2022	2021	2022 vs. 2021	2022 vs. 2021
Net sales	$1,738	$1,562	$176	11.3%
Segment income	$140	$245	($105)	(42.9)%
Amortization expense	$11	$10	$1	10.0%
Segment income, excluding amortization expense	$151	$255	($104)	(40.8)%
Industrial Coatings segment net sales increased due to the following:
● Higher selling prices (+12%)
● Acquisition-related sales (+7%)
Partially offset by:

● Lower sales volumes (-5%)
● Unfavorable foreign currency translation (-3%)
Automotive OEM coatings organic sales increased by a low-single-digit percentage year-over-year led by higher selling prices, partially offset by lower sales volumes due to the ongoing shortage of semiconductor chips and lower automotive industry production due to geopolitical uncertainty in Europe and increasing COVID-19 restrictions in China.
For the industrial coatings business, organic sales increased by a high-single-digit percentage year-over-year as strong selling price increases were partially offset by lower economic activity in China and Europe.
Packaging coatings organic sales increased by more than 10% year-over-year due to selling price increases in all regions, with strong growth across the canned beverage and personal care segments.
Segment income decreased $105 million year-over-year due to raw material cost inflation and lower sales volumes, partially offset by higher selling prices and savings from previously approved restructuring actions.
Looking ahead
Looking ahead for the Industrial Coatings segment, aggregate sales volumes are expected to be down a low-single-digit percentage compared to the prior-year second quarter, including ongoing impacts from customer supply disruptions and coatings raw material shortages, along with continuing COVID-19-related restrictions and unfavorable impacts in Europe from the war in Ukraine. Many of these factors are also expected to lead to additional coatings raw material inflation in the second quarter sequentially versus the first quarter. The company continues to prioritize working with customers to secure further selling price increases in all businesses. Segment margins are expected to continue to improve on a sequential basis in the second quarter 2022. The Company will also continue to aggressively manage costs, which includes executing against various cost-savings and restructuring initiatives. The acquisitions of Wörwag and Cetelon are together expected to deliver sales of about $60 million in the second quarter with margins below the segment’s average.
Liquidity and Capital Resources
PPG had cash and short-term investments totaling $1.0 billion and $1.1 billion at March 31, 2022 and December 31, 2021, respectively.
The Company continues to believe that cash on hand and short-term investments, cash from operations and the Company's access to capital markets will continue to be sufficient to fund our operating activities, capital spending, acquisitions, dividend payments, debt service, share repurchases, contributions to pension plans and PPG's contractual obligations.
Cash used for operating activities
Cash used for operating activities for the three months ended March 31, 2022 and 2021 was $304 million and $23 million, respectively. Operating cash flow decreased primarily due to unfavorable changes in working capital in the first three months of 2022 compared to the prior year.
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

($ in millions, except percentages)	March 31, 2022	December 31, 2021	March 31, 2021
Trade receivables, net	$3,090	$2,687	$2,706
Inventories, FIFO	2,645	2,345	2,027
Trade creditors’ liabilities	2,978	2,734	2,441
Operating working capital	$2,757	$2,298	$2,292
Operating working capital as a % of Sales	16.0%	13.7%	14.8%
Days sales outstanding	59	53	57

Environmental

	Three Months Ended March 31
($ in millions)	2022	2021
Cash outlays for environmental remediation activities	$23	$9

($ in millions)	Remainder of 2022	Annually 2023 - 2026
Projected future cash outlays for environmental remediation activities	$60 - $80	$20 - $75
Cash used for investing activities
Cash used for investing activities for the three months ended March 31, 2022 and 2021 was $183 million and $424 million, respectively. The $241 million decrease in cash used for investing activities was primarily due to lower spending on business acquisitions, partially offset by higher capital expenditures.
Total capital spending is expected to be in the range of $500 million to $525 million in 2022 in support of future organic growth opportunities and reflecting lower capital spending in the past two years due to COVID-19 constraints.
Cash from financing activities
Cash from financing activities for the three months ended March 31, 2022 and 2021 was $443 million and $469 million, respectively. The $26 million decrease in cash from financing activities was primarily due to higher purchases of treasury stock and higher dividends paid year-over-year.
Debt issued and repaid
In March 2022, PPG privately placed a 15-year €50 million 1.95% fixed interest note. Refer to Note 6, “Borrowings” in Part I, Item 1 of this Form 10-Q for additional information.
Credit Agreements
In February 2021, PPG entered into a $2.0 billion Term Loan Credit Agreement (the "Term Loan Credit Agreement") to finance the Company’s acquisition of Tikkurila, and to pay fees, costs and expenses related thereto. The Term Loan Credit Agreement provided the Company with the ability to borrow up to an aggregate principal amount of $2.0 billion on an unsecured basis. In addition to the amounts borrowed to finance the acquisition of Tikkurila, the Term Loan Credit Agreement allowed the Company to make up to eleven additional borrowings prior to December 31, 2021, to be used for working capital and general corporate purposes. The Term Loan Credit Agreement contains covenants that are usual and customary restrictive covenants for facilities of its type, which include, with specified exceptions, limitations on the Company’s ability to create liens or other encumbrances, to enter into sale and leaseback transactions and to enter into consolidations, mergers or transfers of all or substantially all of its assets. The Term Loan Credit Agreement matures and all outstanding borrowings are due and payable on the third anniversary of the date of the initial borrowing under the Agreement. In June 2021, PPG borrowed $700 million under the Term Loan Credit Agreement to finance the Company’s acquisition of Tikkurila, and to pay fees, costs and expenses related thereto. In December 2021, PPG borrowed an additional $700 million under the Term Loan Credit Agreement. Borrowings of $1.4 billion were outstanding under the Term Loan Credit Agreement as of March 31, 2022 and December 31, 2021.
In August 2019, PPG amended and restated its five-year credit agreement (the “Credit Agreement”) with several banks and financial institutions. The Credit Agreement provides for a $2.2 billion unsecured revolving credit facility. The Company has the ability to increase the size of the Credit Agreement by up to an additional $750 million, subject to the receipt of lender commitments and other conditions precedent. The Credit Agreement will terminate on August 30, 2024. The Company has the right, subject to certain conditions set forth in the Credit Agreement, to designate certain subsidiaries of the Company as borrowers under the Credit Agreement. In connection with any such designation, the Company is required to guarantee the obligations of any such subsidiaries under the Credit Agreement. There were no amounts outstanding under the credit agreement as of March 31, 2022 and December 31, 2021.
The Term Loan Credit Agreement and Credit Agreement require the Company to maintain a ratio of Total Indebtedness to Total Capitalization, as defined in the Term Loan Credit Agreement and Credit Agreement, of 60% or less; provided, that for any fiscal quarter in which the Company has made an acquisition for consideration in excess of $1 billion and for the next five fiscal quarters thereafter, the ratio of Total Indebtedness to Total

Capitalization may not exceed 65% at any time. As of March 31, 2022, Total Indebtedness to Total Capitalization as defined under the Credit Agreement and Term Loan Credit Agreement was 51%.
The Credit Agreement also supports the Company’s commercial paper borrowings which are classified as long-term based on PPG’s intent and ability to refinance these borrowings on a long-term basis. Commercial paper borrowings of $1.0 billion and $440 million were outstanding as of March 31, 2022 and December 31, 2021, respectively.
Other Liquidity Information
Restructuring
Aggregate restructuring savings, including the impact of acquisition synergies, were approximately $15 million in the first quarter of 2022. Total restructuring savings are expected to be at least $70 million in 2022. In addition, the Company continues to review its cost structure to identify additional cost savings opportunities. Refer to Note 5, “Business Restructuring” in Part I, Item 1 of this Form 10-Q for further details on the Company's business restructuring programs. We expect cash outlays related to these actions of approximately $170 million in 2022.
Currency
Comparing spot exchange rates at December 31, 2021 and at March 31, 2022, the U.S. dollar weakened against the currencies of many countries within the regions PPG operates. As a result, consolidated net assets at March 31, 2022 increased by $30 million compared to December 31, 2021 primarily driven by the Mexican peso.
Comparing average exchange rates during the first three months of 2022 to those of the first three months of 2021, the U.S. dollar strengthened against the currencies of most countries within the EMEA and Asia Pacific regions where PPG operates. This had an unfavorable impact on Income before income taxes for the three months ended March 31, 2022 of $13 million from the translation of these foreign earnings into U.S. dollars.
New Accounting Standards
Refer to Note 2, “New Accounting Standards” in Part I, Item 1 of this Form 10-Q for further details on recently issued accounting guidance.
Commitments and Contingent Liabilities, including Environmental Matters
PPG is involved in a number of lawsuits and claims, both actual and potential, including some that it has asserted against others, in which substantial monetary damages are sought. See Part II, Item 1, “Legal Proceedings” of this Form 10-Q and Note 14, “Commitments and Contingent Liabilities” in Part I, Item 1 of this Form 10-Q for a description of certain of these lawsuits.
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
Critical Accounting Estimates
Management has evaluated the accounting policies used in the preparation of the financial statements and related notes presented in this Form 10-Q and believes those policies to be reasonable and appropriate. We believe that the most critical accounting estimates made in the preparation of our financial statements are those related to accounting for contingencies, under which we accrue a loss when it is probable that a liability has been incurred and the amount can be reasonably estimated, and to accounting for pensions, other postretirement benefits, business combinations, goodwill and other identifiable intangible assets with indefinite lives because of the importance of management judgment in making the estimates necessary to apply these policies.

For a comprehensive discussion of the Company’s critical accounting estimates, see Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2021 Form 10-K. There were no material changes in the Company’s critical accounting estimates from the 2021 Form 10-K.
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
Many factors could cause actual results to differ materially from the Company’s forward-looking statements. Such factors include statements related to the expected effects on our business of COVID-19, global economic conditions, geopolitical uncertainty in Europe, increasing price and product competition by our competitors, fluctuations in cost and availability of raw materials, energy, labor and logistics, the ability to achieve selling price increases, the ability to recover margins, customer inventory levels, our ability to maintain favorable supplier relationships and arrangements, the timing of and the realization of anticipated cost savings from restructuring initiatives, the ability to identify additional cost savings opportunities, the timing and expected benefits of our acquisitions, difficulties in integrating acquired businesses and achieving expected synergies therefrom, economic and political conditions in the markets we serve, the ability to penetrate existing, developing and emerging foreign and domestic markets, foreign exchange rates and fluctuations in such rates, fluctuations in tax rates, the impact of future legislation, the impact of environmental regulations, unexpected business disruptions, the effectiveness of our internal control over financial reporting, the results of governmental investigations, and the unpredictability of existing and possible future litigation. However, it is not possible to predict or identify all such factors.
Consequently, while the list of factors presented here, in the 2021 Form 10-K under Item 1A and in this Form 10-Q under Item 1A is considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements.
Consequences of material differences in the results compared with those anticipated in the forward-looking statements could include, among other things, lower sales or income, business disruption, operational problems, financial loss, legal liability to third parties, other factors set forth in Item 1A of the 2021 Form 10-K and in Item 1A of this Form 10-Q and similar risks, any of which could have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Risk
We conduct operations in many countries around the world. Our results of operations are subject to both currency transaction and currency translation risk. Certain foreign currency forward contracts outstanding during 2022 and 2021 served as a hedge of a portion of PPG’s exposure to foreign currency transaction risk. The fair value of these contracts was a net asset of $34 million and $24 million as of March 31, 2022 and December 31, 2021, respectively. The potential reduction in PPG's Income before income taxes resulting from the impact of adverse changes in exchange rates on the fair value of its outstanding foreign currency hedge contracts of 10% for European and Canadian currencies and 20% for Asian and Latin American currencies was $249 million for the three months ended March 31, 2022 and $306 million for the year ended December 31, 2021.
As of both March 31, 2022 and December 31, 2021, PPG had U.S. dollar to euro cross currency swap contracts with a total notional amount of $775 million. The fair value of these contracts were net assets of $55 million and $50 million as of March 31, 2022 and December 31, 2021, respectively. A 10% increase in the value of the euro to the U.S. dollar would have had an unfavorable effect on the fair value of these swap contracts by reducing the value of these instruments by $74 million and $77 million at March 31, 2022 and December 31, 2021, respectively.
As of March 31, 2022 and December 31, 2021, PPG had non-U.S. dollar denominated borrowings outstanding of $1.6 billion. A weakening of the U.S. dollar by 10% against European currencies and by 20% against Asian and South American currencies would have resulted in unrealized translation losses on these borrowings of $180 million at March 31, 2022 and $178 million at December 31, 2021.

Interest Rate Risk
The Company manages its interest rate risk by balancing its exposure to fixed and variable rates while attempting to minimize its interest costs. PPG has interest rate swaps which converted $525 million of fixed rate debt to variable rate debt. The fair values of these contracts was an asset of $10 million and $36 million as of March 31, 2022 and December 31, 2021, respectively. An increase in variable interest rates of 10% would lower the fair values of these swaps and increase interest expense by $2 million and $1 million for the periods ended March 31, 2022 and December 31, 2021, respectively. A 10% increase in interest rates in the U.S., Canada, Mexico and Europe and a 20% increase in interest rates in Asia and South America would have had an insignificant effect on PPG's variable rate debt obligations and interest expense for the periods ended March 31, 2022 and December 31, 2021. Further a 10% reduction in interest rates would have increased the fair value of the Company's fixed rate debt by approximately $80 million and $56 million at March 31, 2022 and December 31, 2021, respectively; however, such changes would not have had an effect on PPG's Income before income taxes or cash flows.
There were no other material changes in the Company’s exposure to market risk from December 31, 2021 to March 31, 2022. Refer to Note 12, “Financial Instruments, Hedging Activities and Fair Value Measurements” in Part I, Item 1 of this Form 10-Q for a description of our instruments subject to market risk.
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
For many years, PPG has been a defendant in lawsuits involving claims alleging personal injury from exposure to asbestos. For a description of asbestos litigation affecting the Company, see Note 14, “Commitments and Contingent Liabilities” in Part I, Item 1 of this Form 10-Q.
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
Item 1A. Risk Factors
There were no material changes in the Company’s risk factors from the risks disclosed in the 2021 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
No shares were repurchased in the three months ended March 31, 2022 under the current $2.5 billion share repurchase program approved in December 2017. The maximum number of shares that may yet be purchased under this program is 9,615,098 shares as of March 31, 2022. This repurchase program has no expiration date.
Item 6. Exhibits
See the Index to Exhibits on page 33.

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
**Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL: (i) the Condensed Consolidated Statement of Income for the three months ended March 31, 2022 and 2021, (ii) the Condensed Consolidated Balance Sheet at March 31, 2022 and December 31, 2021, (iii) the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2022 and 2021, and (iv) Notes to Condensed Consolidated Financial Statements for the three months ended March 31, 2022.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PPG INDUSTRIES, INC.
(Registrant)

Date:	April 22, 2022	By:	/s/ Vincent J. Morales
Vincent J. Morales
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

		By:	/s/ Brian R. Williams
Brian R. Williams
Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)