Form 10-Q
period 2022-06-30
PPG INDUSTRIES INC
filed 2022-07-22
CIK 79879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
  –––––––––––––––––––––––––––––––––––––––––––––––––
FORM 10-Q
  –––––––––––––––––––––––––––––––––––––––––––––––––
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2022
or
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
Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $1.66 2/3	PPG	New York Stock Exchange
0.875% Notes due 2025	PPG 25	New York Stock Exchange
1.875% Notes due 2025	PPG 25A	New York Stock Exchange
1.400% Notes due 2027	PPG 27	New York Stock Exchange
2.750% Notes due 2029	PPG 29A	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☑
As of June 30, 2022, 234,997,372 shares of the Registrant’s common stock, par value $1.66 2/3 per share, were outstanding.

PPG INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Income (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
($ in millions, except per share amounts)	2022	2021	2022	2021
Net sales	$4,691	$4,359	$8,999	$8,240
Cost of sales, exclusive of depreciation and amortization	2,954	2,629	5,652	4,861
Selling, general and administrative	982	955	1,956	1,846
Depreciation	99	96	201	186
Amortization	42	41	85	80
Research and development, net	115	107	230	209
Interest expense	38	31	68	61
Interest income	(11)	(6)	(20)	(12)
Impairment and other related (income)/charges, net	(60)	—	230	—
Business restructuring, net	—	(21)	—	(21)
Other income, net	(34)	(66)	(47)	(62)
Income before income taxes	$566	$593	$644	$1,092
Income tax expense	118	160	173	274
Income from continuing operations	$448	$433	$471	$818
Loss from discontinued operations, net of tax	(2)	—	(2)	—
Net income attributable to controlling and noncontrolling interests	$446	$433	$469	$818
Net income attributable to noncontrolling interests	(5)	(2)	(10)	(9)
Net income (attributable to PPG)	$441	$431	$459	$809
Amounts attributable to PPG:
Income from continuing operations, net of tax	$443	$431	$461	$809
Loss from discontinued operations, net of tax	(2)	—	(2)	—
Net income (attributable to PPG)	$441	$431	$459	$809

Earnings per common share:
Income from continuing operations, net of tax	$1.87	$1.81	$1.95	$3.40
Loss from discontinued operations, net of tax	(0.01)	—	(0.01)	—
Earnings per common share (attributable to PPG)	$1.86	$1.81	$1.94	$3.40

Earnings per common share – assuming dilution:
Income from continuing operations, net of tax	$1.86	$1.80	$1.94	$3.38
Loss from discontinued operations, net of tax	(0.01)	—	(0.01)	—
Earnings per common share (attributable to PPG) - assuming dilution	$1.85	$1.80	$1.93	$3.38
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

Condensed Consolidated Statement of Comprehensive Income (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2022	2021	2022	2021
Net income attributable to controlling and noncontrolling interests	$446	$433	$469	$818
Other comprehensive (loss)/income, net of tax:
Defined benefit pension and other postretirement benefits	13	(2)	9	(7)
Unrealized foreign currency translation adjustments	(227)	67	(190)	(61)
Other comprehensive (loss)/income, net of tax	($214)	$65	($181)	($68)
Total comprehensive income	$232	$498	$288	$750
Less: amounts attributable to noncontrolling interests:
Net income	(5)	(2)	(10)	(9)
Unrealized foreign currency translation adjustments	6	1	9	3
Comprehensive income attributable to PPG	$233	$497	$287	$744
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheet (Unaudited)

($ in millions)	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$931	$1,005
Short-term investments	61	67
Receivables, net	3,818	3,152
Inventories	2,481	2,171
Other current assets	465	379
Total current assets	$7,756	$6,774
Property, plant and equipment (net of accumulated depreciation of $4,503 and $4,532)	3,214	3,442
Goodwill	6,119	6,248
Identifiable intangible assets, net	2,449	2,783
Deferred income taxes	211	197
Investments	250	274
Operating lease right-of-use assets	833	891
Other assets	740	742
Total	$21,572	$21,351
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$4,511	$4,392
Restructuring reserves	146	173
Short-term debt and current portion of long-term debt	325	9
Current portion of operating lease liabilities	183	192
Total current liabilities	$5,165	$4,766
Long-term debt	6,766	6,572
Operating lease liabilities	641	693
Accrued pensions	804	834
Other postretirement benefits	661	672
Deferred income taxes	573	646
Other liabilities	671	757
Total liabilities	$15,281	$14,940
Commitments and contingent liabilities (Note 14)
Shareholders’ equity:
Common stock	$969	$969
Additional paid-in capital	1,111	1,081
Retained earnings	20,552	20,372
Treasury stock, at cost	(13,528)	(13,386)
Accumulated other comprehensive loss	(2,922)	(2,750)
Total PPG shareholders’ equity	$6,182	$6,286
Noncontrolling interests	109	125
Total shareholders’ equity	$6,291	$6,411
Total	$21,572	$21,351
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders' Equity (Unaudited)

($ in millions)	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total PPG	Non-controlling Interests	Total
January 1, 2022	$969	$1,081	$20,372	($13,386)	($2,750)	$6,286	$125	$6,411
Net income attributable to controlling and noncontrolling interests	—	—	18	—	—	18	5	23
Other comprehensive income/(loss), net of tax	—	—	—	—	36	36	(3)	33
Cash dividends	—	—	(139)	—	—	(139)	—	(139)
Issuance of treasury stock	—	24	—	5	—	29	—	29
Stock-based compensation activity	—	(12)	—	—	—	(12)	—	(12)
Dividends paid on subsidiary common stock to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Reductions in noncontrolling interests	—	—	—	—	—	—	(11)	(11)
March 31, 2022	$969	$1,093	$20,251	($13,381)	($2,714)	$6,218	$115	$6,333
Net income attributable to the controlling and noncontrolling interests	—	—	441	—	—	441	5	446
Other comprehensive loss, net of tax	—	—	—	—	(208)	(208)	(6)	(214)
Cash dividends	—	—	(140)	—	—	(140)	—	(140)
Purchase of treasury stock	—	—	—	(150)	—	(150)	—	(150)
Issuance of treasury stock	—	6	—	3	—	9	—	9
Stock-based compensation activity	—	9	—	—	—	9	—	9
Dividends paid on subsidiary common stock to noncontrolling interests	—	—	—	—	—	—	(6)	(6)
Other	—	3	—	—	—	3	1	4
June 30, 2022	$969	$1,111	$20,552	($13,528)	($2,922)	$6,182	$109	$6,291

($ in millions)	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total PPG	Non-controlling Interests	Total
January 1, 2021	$969	$1,008	$19,469	($13,158)	($2,599)	$5,689	$126	$5,815
Net income attributable to controlling and noncontrolling interests	—	—	378	—	—	378	7	385
Other comprehensive loss, net of tax	—	—	—	—	(131)	(131)	(2)	(133)
Cash dividends	—	—	(128)	—	—	(128)	—	(128)
Issuance of treasury stock	—	25	—	10	—	35	—	35
Stock-based compensation activity	—	(4)	—	—	—	(4)	—	(4)
Reductions in noncontrolling interests	—	—	—	—	—	—	(1)	(1)
March 31, 2021	$969	$1,029	$19,719	($13,148)	($2,730)	$5,839	$130	$5,969
Net income attributable to the controlling and noncontrolling interests	—	—	431	—	—	431	2	433
Other comprehensive income/(loss), net of tax	—	—	—	—	66	66	(1)	65
Cash dividends	—	—	(128)	—	—	(128)	—	(128)
Issuance of treasury stock	—	17	—	10	—	27	—	27
Stock-based compensation activity	—	7	—	—	—	7	—	7
Dividends paid on subsidiary common stock to noncontrolling interests	—	—	—	—	—	—	(4)	(4)
Acquisition of noncontrolling interests	—	—	—	—	—	—	53	53
Reductions in noncontrolling interests	—	—	—	—	—	—	(11)	(11)
June 30, 2021	$969	$1,053	$20,022	($13,138)	($2,664)	$6,242	$169	$6,411
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows (Unaudited)

	Six Months Ended June 30
($ in millions)	2022	2021
Operating activities:
Net income attributable to controlling and noncontrolling interests	$469	$818
Less: Loss from discontinued operations	(2)	—
Income from continuing operations	471	818
Adjustments to reconcile net income to cash from operations:
Depreciation and amortization	286	266
Pension income	(13)	(19)
Environmental remediation charges	—	26
Business restructuring, net	—	(21)
Impairment and other related charges, net	230	—
Stock-based compensation expense	18	35
Equity affiliate income, net of dividends	(10)	(2)
Deferred income taxes	(95)	61
Cash used for restructuring actions	(52)	(48)
Change in certain asset and liability accounts (net of acquisitions):
Receivables	(792)	(480)
Inventories	(437)	(280)
Other current assets	(83)	8
Accounts payable and accrued liabilities	417	392
Taxes and interest payable	33	(60)
Noncurrent assets and liabilities, net	(25)	(53)
Other	(84)	(62)
Cash (used for)/from operating activities	($136)	$581
Investing activities:
Capital expenditures	($264)	($142)
Business acquisitions, net of cash balances acquired	(43)	(2,126)
Proceeds from asset sales	116	—
Other	41	26
Cash used for investing activities	($150)	($2,242)
Financing activities:
Proceeds from Term Loan Credit Agreement, net of fees	—	699
Proceeds from commercial paper and short-term debt, net of payments	($440)	$561
Repayment of term loan	—	(400)
Proceeds from the issuance of debt, net of discounts and fees	1,116	692
Repayment of long-term debt	(2)	(172)
Repayment of acquired debt	(2)	(86)
Purchase of treasury stock	(175)	—
Issuance of treasury stock	11	44
Dividends paid on PPG common stock	(279)	(256)
Payments related to tax withholding on stock-based compensation awards	(13)	(17)
Other	(3)	(11)
Cash from financing activities	$213	$1,054
Effect of currency exchange rate changes on cash and cash equivalents	(1)	(24)
Net decrease in cash and cash equivalents	($74)	($631)
Cash and cash equivalents, beginning of period	1,005	1,826
Cash and cash equivalents, end of period	$931	$1,195

Supplemental disclosures of cash flow information:
Interest paid, net of amount capitalized	$69	$69
Taxes paid, net of refunds	$214	$276

Supplemental disclosure of noncash investing and financing activities:
Capital expenditures accrued within Accounts payable and accrued liabilities at period-end	$51	$94
Purchases of treasury stock transacted but not yet settled	$15	$—
The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

PPG INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.Basis of Presentation
The condensed consolidated financial statements included herein are unaudited and have been prepared following the requirements of the Securities and Exchange Commission (the "SEC") and accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim reporting. Under these rules, certain footnotes and other financial information that are normally required for annual financial statements can be condensed or omitted. These statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position and shareholders' equity of PPG as of June 30, 2022 and the results of its operations and cash flows for the three and six months ended June 30, 2022 and 2021. All intercompany balances and transactions have been eliminated. Material subsequent events are evaluated through the report issuance date and disclosed where applicable. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in PPG's 2021 Annual Report on Form 10-K (the "2021 Form 10-K").
Net sales, expenses, assets and liabilities can vary during each quarter of the year. Accordingly, the results of operations for the three and six months ended June 30, 2022 and the trends in these unaudited condensed consolidated financial statements may not necessarily be indicative of the results to be expected for the full year.
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
Recently Issued Accounting Standards
In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform." This ASU provides optional expedients and exceptions to U.S. GAAP for a limited period of time to ease potential accounting impacts associated with transitioning away from reference rates that are expected to be discontinued, such as the London Interbank Offered Rate ("LIBOR"). The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued. The amendments in this ASU are effective through December 31, 2022. As of June 30, 2022, PPG has not applied any of the optional expedients or exceptions allowed under this ASU. PPG does not believe that this ASU will have a material impact on its consolidated financial position, results of operations or cash flows.
3.     Inventories

($ in millions)	June 30, 2022	December 31, 2021
Finished products	$1,336	$1,175
Work in process	263	234
Raw materials	843	723
Supplies	39	39
Total Inventories	$2,481	$2,171
Most U.S. inventories are valued using the last-in, first-out method. These inventories represented approximately 31% and 29% of total inventories at both June 30, 2022 and December 31, 2021. If the first-in, first-out method of inventory valuation had been used, inventories would have been $234 million and $174 million higher as of June 30, 2022 and December 31, 2021, respectively.

4.    Goodwill and Other Identifiable Intangible Assets
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
In the first quarter 2022, due to the adverse economic impacts of Russian military forces invading Ukraine, the Company identified indicators that the carrying value of an indefinite-lived intangible asset and certain definite-lived intangible assets associated with the Company's operations in Russia may not be recoverable as of March 31, 2022, and the carrying value of those assets was assessed for impairment. As a result of this assessment, the Company recorded impairment charges of $124 million related to the indefinite-lived intangible asset and $23 million related to definite-lived intangible assets in the condensed consolidated statement of income during the three months ended March 31, 2022. Refer to Note 7, "Impairment and Other Related (Income)/Charges, Net" for additional information.
The Company did not identify an indication of goodwill impairment for any of its reporting units or an indication of impairment of any of its indefinite-lived intangible assets as of June 30, 2022.
The change in the carrying amount of goodwill attributable to each reportable segment for the six months ended June 30, 2022 was as follows:

($ in millions)	Performance Coatings	Industrial Coatings	Total
January 1, 2022	$5,034	$1,214	$6,248
Acquisitions, including purchase accounting adjustments	31	(6)	25
Divestitures	(40)	—	(40)
Foreign currency impact	(83)	(31)	(114)
June 30, 2022	$4,942	$1,177	$6,119
A summary of the carrying value of the Company's identifiable intangible assets is as follows:

	June 30, 2022			December 31, 2021
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Indefinite-Lived Identifiable Intangible Assets
Trademarks	$1,301	N/A	$1,301	$1,449	N/A	$1,449
Definite-Lived Identifiable Intangible Assets
Acquired technology	$840	($626)	$214	$862	($616)	$246
Customer-related	1,828	(1,060)	768	1,956	(1,064)	892
Trade names	313	(150)	163	336	(144)	192
Other	49	(46)	3	51	(47)	4
Total Definite-Lived Intangible Assets	$3,030	($1,882)	$1,148	$3,205	($1,871)	$1,334
Total Identifiable Intangible Assets	$4,331	($1,882)	$2,449	$4,654	($1,871)	$2,783
The Company’s identifiable intangible assets with definite lives are being amortized over their estimated useful lives.

As of June 30, 2022, estimated future amortization expense of identifiable intangible assets is as follows:

($ in millions)	Future Amortization Expense
Remaining six months of 2022	$95
2023	$165
2024	$150
2025	$135
2026	$115
2027	$100
Thereafter	$388
5.     Business Restructuring
The Company records restructuring liabilities that represent charges incurred in connection with consolidations of certain operations, including both operations from acquisitions and headcount reduction programs. These charges consist primarily of severance costs and certain other cash costs. As a result of these programs, the Company also incurs incremental non-cash accelerated depreciation expense for certain assets due to their reduced expected useful life. These charges are not allocated to the Company’s reportable business segments. Refer to Note 16, "Reportable Business Segment Information" for additional information.
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
The following table summarizes restructuring reserve activity for the six months ended June 30, 2022 and 2021:

	Total Reserve
($ in millions)	2022	2021
January 1	$231	$293
Approved restructuring actions	—	2
Release of prior reserves and other adjustments(a)	—	(23)
Cash payments	(52)	(48)
Foreign currency impact	(13)	(8)
June 30	$166	$216
(a)Certain releases were recorded to reflect the current estimate of costs to complete planned business restructuring actions.

6.    Borrowings
In May 2022, PPG completed a public offering of €300 million 1.875% Notes due 2025 and €700 million 2.750% Notes due 2029. These notes were issued pursuant to PPG’s existing shelf registration statement and pursuant to an indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, as supplemented (the "2022 Indenture"). The 2022 Indenture governing these notes contains covenants that limit the Company’s ability to, among other things, incur certain liens securing indebtedness, engage in certain sale-leaseback transactions, and enter into certain consolidations, mergers, conveyances, transfers or leases of all or substantially all the Company’s assets. The terms of these notes also require the Company to make an offer to repurchase Notes upon a Change of Control Triggering Event (as defined in the 2022 Indenture) at a price equal to 101% of their principal amount plus accrued and unpaid interest. The Company may issue additional debt from time to time pursuant to the Indenture. The aggregate cash proceeds from the notes, net of discounts and fees, was $1,061 million. The notes are denominated in euro and have been designated as hedges of net investments in the Company’s European operations. For more information, refer to Note 12 “Financial Instruments, Hedging Activities and Fair Value Measurements.”
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
In February 2021, PPG entered into a $2.0 billion Term Loan Credit Agreement (the "Term Loan Credit Agreement") to finance the Company’s acquisition of Tikkurila, and to pay fees, costs and expenses related thereto. The Term Loan Credit Agreement provided the Company with the ability to borrow up to an aggregate principal amount of $2.0 billion on an unsecured basis. In addition to the amounts borrowed to finance the acquisition of Tikkurila, the Term Loan Credit Agreement allowed the Company to make up to eleven additional borrowings prior to December 31, 2021, to be used for working capital and general corporate purposes. The Term Loan Credit Agreement contains covenants that are consistent with those in the Credit Agreement discussed below and that are usual and customary restrictive covenants for facilities of its type, which include, with specified exceptions, limitations on the Company’s ability to create liens or other encumbrances, to enter into sale and leaseback transactions and to enter into consolidations, mergers or transfers of all or substantially all of its assets. The Term Loan Credit Agreement matures and all outstanding borrowings are due and payable on the third anniversary of the date of the initial borrowing under the Agreement. In June 2021, PPG borrowed $700 million under the Term Loan Credit Agreement to finance the Company’s acquisition of Tikkurila, and to pay fees, costs and expenses related thereto. In December 2021, PPG borrowed an additional $700 million under the Term Loan Credit Agreement. Borrowings of $1.4 billion were outstanding under the Term Loan Credit Agreement as of June 30, 2022 and December 31, 2021.
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

In August 2019, PPG amended and restated its five-year credit agreement (the “Credit Agreement”) with several banks and financial institutions. The Credit Agreement provides for a $2.2 billion unsecured revolving credit facility. The Company has the ability to increase the size of the Credit Agreement by up to an additional $750 million, subject to the receipt of lender commitments and other conditions precedent. The Credit Agreement will terminate on August 30, 2024. The Company has the right, subject to certain conditions set forth in the Credit Agreement, to designate certain subsidiaries of the Company as borrowers under the Credit Agreement. In connection with any such designation, the Company is required to guarantee the obligations of any such subsidiaries under the Credit Agreement. There were no amounts outstanding under the credit agreement as of June 30, 2022 and December 31, 2021.
The Term Loan Credit Agreement and Credit Agreement require the Company to maintain a ratio of Total Indebtedness to Total Capitalization, as defined in the Term Loan Credit Agreement and Credit Agreement, of 60% or less; provided, that for any fiscal quarter in which the Company has made an acquisition for consideration in excess of $1 billion and for the next five fiscal quarters thereafter, the ratio of Total Indebtedness to Total Capitalization may not exceed 65% at any time. As of June 30, 2022, Total Indebtedness to Total Capitalization as defined under the Credit Agreement and Term Loan Credit Agreement was 51%.
The Credit Agreement also supports the Company’s commercial paper borrowings which are classified as long-term based on PPG’s intent and ability to refinance these borrowings on a long-term basis. Commercial paper borrowings of zero and $440 million were outstanding as of June 30, 2022 and December 31, 2021, respectively.
Letters of Credit and Surety Bonds
The Company had outstanding letters of credit and surety bonds of $205 million as of June 30, 2022.
7.    Impairment and Other Related (Income)/Charges, Net
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
Based on this change in facts and circumstances, the long-term cash flow forecast for the Company’s operations in Russia was significantly reduced. This reduction in the long-term cash flow forecast indicated that the carrying amounts of long-lived assets and certain indefinite-lived intangible assets associated with the Company’s operations in Russia may not be recoverable, and the carrying value of these assets was tested for impairment. Additionally, the Company evaluated trade receivables for estimated future credit losses, inventories for declines in net realizable value and other current assets for impairment in light of the deteriorating economic conditions in Russia and Ukraine. As a result, during the three months ended March 31, 2022, the Company recognized $290 million of Impairment and other related (income)/charges, net in the condensed consolidated statement of income, comprised of $201 million of long-lived asset impairment charges and $89 million of other related charges.
The $201 million of long-lived asset impairment charges recorded during first quarter 2022 was comprised of $124 million related to indefinite-lived intangible assets, $54 million related to property, plant and equipment, net and $23 million related to definite-lived intangible assets. The $89 million of other related charges represented reserves established for receivables and other current assets and the write-down of inventories impacted by the adverse economic consequences of the Russian invasion of Ukraine.
In the second quarter 2022, the Company released a portion of the previously established reserves due to the collection of certain trade receivables and recorded recoveries due to the realization of certain previously written-down inventories, resulting in recognition of income of $60 million within Impairment and other related (income)/charges, net.
The Company continues to consider actions to exit Russia, including a possible sale of its Russian business or controlled withdrawal from the Russia market.
During the three and six months ended June 30, 2022 and the twelve months ended December 31, 2021, net sales in Russia represented approximately 1% of PPG net sales.

8.    Earnings Per Common Share
The effect of dilutive securities on the weighted average common shares outstanding included in the calculation of earnings per diluted common share for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30		Six Months Ended June 30
(number of shares in millions)	2022	2021	2022	2021
Weighted average common shares outstanding	236.4	237.8	236.5	237.6
Effect of dilutive securities:
Stock options	0.5	1.2	0.7	1.0
Other stock compensation plans	0.7	0.8	0.7	0.8
Potentially dilutive common shares	1.2	2.0	1.4	1.8
Adjusted weighted average common shares outstanding	237.6	239.8	237.9	239.4

Dividends per common share	$0.59	$0.54	$1.18	$1.08
Excluded from the computation of earnings per diluted share due to their antidilutive effect were 1.0 million and 0.5 million of outstanding stock options for the three and six months ended June 30, 2022, respectively, and zero outstanding stock options for the three and six months ended and June 30, 2021.
9.    Income Taxes

	Six Months Ended June 30
	2022	2021
Effective tax rate on pretax income	26.9%	25.1%
The effective tax rate of 26.9% for the six months ended June 30, 2022 reflects a tax benefit of $27 million on the $230 million Impairment and other related (income)/charges, net associated with PPG’s operations in Russia. Income tax expense for the six months ended June 30, 2021 includes expense of $15 million for discrete items associated with PPG's U.S. and foreign jurisdictions.
Income tax expense for the six months ended June 30, 2022 and 2021 is based on an estimated annual effective rate, which requires management to make its best estimate of annual pretax income or loss. During the year, PPG management regularly updates forecasted annual pretax results for the various countries in which PPG operates based on changes in factors such as prices, shipments, product mix, raw material inflation and manufacturing operations. To the extent that actual 2022 pretax results for U.S. and foreign income or loss vary from estimates, the actual Income tax expense recognized in 2022 could be different from the forecasted amount used to estimate the Income tax expense for the six months ended June 30, 2022.
10.    Pensions and Other Postretirement Benefits
The service cost component of net periodic pension and other postretirement benefit (income)/costs is included in Cost of sales, exclusive of depreciation and amortization, Selling, general and administrative, and Research and development, net in the accompanying condensed consolidated statements of income. All other components of net periodic benefit cost are recorded in Other income, net in the accompanying condensed consolidated statements of income.

Net periodic pension benefit income and other postretirement benefit (income)/cost for the three and six months ended June 30, 2022 and 2021 was as follows:

	Pension
	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2022	2021	2022	2021
Service cost	$2	$2	$4	$5
Interest cost	18	16	37	32
Expected return on plan assets	(35)	(38)	(71)	(76)
Amortization of actuarial losses	9	10	17	20
Net periodic benefit income	($6)	($10)	($13)	($19)

	Other Postretirement Benefits
	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2022	2021	2022	2021
Service cost	$1	$3	$4	$6
Interest cost	4	4	8	7
Amortization of actuarial losses	2	4	6	10
Amortization of prior service credit	(2)	(13)	(5)	(27)
Net periodic benefit cost/(income)	$5	($2)	$13	($4)
Net periodic other postretirement expense was higher for both the three and six months ended June 30, 2022 compared to 2021 due to a decrease in the benefit associated with a 2017 other postretirement benefit plan design change. The 2017 plan design change resulted in a significant reduction in the Company’s postretirement benefit obligation, the impact of which was amortized as a reduction of net periodic benefit cost through 2021.
PPG expects 2022 full year net periodic pension income of approximately $25 million and net periodic other postretirement expense of approximately $25 million.
Contributions to Defined Benefit Pension Plans

	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2022	2021	2022	2021
Non-U.S. defined benefit pension mandatory contributions	$1	$1	$2	$2
PPG expects to make contributions to its defined benefit pension plans in the range of $5 million to $10 million during the remaining six months of 2022. PPG may make voluntary contributions to its defined benefit pension plans in 2022 and beyond.

11.    Accumulated Other Comprehensive Loss (AOCL)

($ in millions)	Foreign Currency Translation Adjustments (a)	Pension and Other Postretirement Benefit Adjustments, net of tax (b)	Unrealized Gain on Derivatives, net of tax	Accumulated Other Comprehensive Loss
January 1, 2021	($1,663)	($937)	$1	($2,599)
Current year deferrals to AOCL	(58)	(9)	—	(67)
Reclassifications from AOCL to net income	—	2	—	2
June 30, 2021	($1,721)	($944)	$1	($2,664)

January 1, 2022	($1,988)	($763)	$1	($2,750)
Current year deferrals to AOCL	(191)	(4)	—	(195)
Reclassifications from AOCL to net income	10	13	—	23
June 30, 2022	($2,169)	($754)	$1	($2,922)
(a)The tax cost related to unrealized foreign currency translation adjustments on tax inter-branch transactions and net investment hedges as of June 30, 2022 and 2021 was $46 million and $22 million, respectively.
(b)The tax cost related to the adjustment for pension and other postretirement benefits as of June 30, 2022 and 2021 was $5 million and $1 million, respectively. Reclassifications from AOCL are included in the computation of net periodic benefit costs (See Note 10, "Pensions and Other Postretirement Benefits").
12.    Financial Instruments, Hedging Activities and Fair Value Measurements
Financial instruments include cash and cash equivalents, short-term investments, cash held in escrow, marketable equity securities, accounts receivable, company-owned life insurance, accounts payable, short-term and long-term debt instruments, and derivatives. The fair values of these financial instruments approximated their carrying values at June 30, 2022 and December 31, 2021, in the aggregate, except for long-term debt instruments.
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
PPG’s policies do not permit speculative use of derivative financial instruments. PPG enters into derivative financial instruments with high credit quality counterparties and diversifies its positions among such counterparties in order to reduce its exposure to credit losses. The Company did not realize a credit loss on derivatives during the three and six months ended June 30, 2022 and 2021.
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
There were no derivative instruments de-designated or discontinued as hedging instruments during the three and six months ended June 30, 2022 and 2021, and there were no gains or losses deferred in Accumulated other comprehensive loss on the condensed consolidated balance sheet that were reclassified to Income before income taxes in the condensed consolidated statement of income in the six months ended June 30, 2022 and 2021 related to hedges of anticipated transactions that were no longer expected to occur.
Fair Value Hedges
The Company uses interest rate swaps from time to time to manage its exposure to changing interest rates. When outstanding, the interest rate swaps are typically designated as fair value hedges of certain outstanding debt obligations of the Company and are recorded at fair value.
PPG has interest rate swaps which converted $525 million of fixed rate debt to variable rate debt. These swaps are designated as fair value hedges and are carried at fair value. Changes in the fair value of these swaps and changes in the fair value of the related debt are recorded in interest expense in the accompanying condensed consolidated statement of income. The fair value of these interest rate swaps was an asset of $1 million and $36 million at June 30, 2022 and December 31, 2021, respectively.
Cash Flow Hedges
At times, PPG designates certain foreign currency forward contracts as cash flow hedges of the Company’s exposure to variability in exchange rates on third party transactions denominated in foreign currencies. There were no outstanding cash flow hedges at June 30, 2022 and December 31, 2021.
Net Investment Hedges
PPG uses cross currency swaps and foreign currency euro-denominated debt to hedge a significant portion of its net investment in its European operations, as follows:
As of June 30, 2022 and December 31, 2021, PPG had U.S. dollar to euro cross currency swap contracts with total notional amounts of $775 million and designated these contracts as hedges of the Company's net investment in its European operations. During the term of these contracts, PPG will receive payments in U.S. dollars and make payments in euros to the counterparties. As of June 30, 2022 and December 31, 2021, the fair value of the U.S. dollar to euro cross currency swap contracts were net assets of $99 million and $50 million, respectively.
As of June 30, 2022 and December 31, 2021, PPG had designated €2.5 billion and €1.4 billion, respectively, of euro-denominated borrowings as hedges of a portion of its net investment in the Company's European operations. The carrying value of these instruments were $2.6 billion and $1.6 billion as of June 30, 2022 and December 31, 2021, respectively.
Other Financial Instruments
PPG uses foreign currency forward contracts to manage certain net transaction exposures that either have not been elected, or do not qualify for hedge accounting; therefore, the change in the fair value of these instruments is recorded in Other income, net in the condensed consolidated statement of income in the period of change. Underlying notional amounts related to these foreign currency forward contracts were $1.9 billion at June 30, 2022 and December 31, 2021. As of June 30, 2022 and December 31, 2021, the fair value of these contracts were net assets of $10 million and $24 million, respectively.
Gains/Losses Deferred in Accumulated Other Comprehensive Loss
As of June 30, 2022 and December 31, 2021, the Company had accumulated pretax unrealized translation gains in Accumulated other comprehensive loss on the condensed consolidated balance sheet related to the euro-denominated borrowings, foreign currency forward contracts, and the cross currency swaps of $393 million and $204 million, respectively.
The following table summarizes the location within the condensed consolidated financial statements and amount of gains related to derivative and debt financial instruments for the six months ended June 30, 2022 and 2021. All amounts are shown on a pretax basis.

	June 30, 2022		June 30, 2021		Caption In Condensed Consolidated Statement of Income
($ in millions)	Gain Deferred in OCI	Gain Recognized	Gain Deferred in OCI	Gain Recognized
Economic
Foreign currency forward contracts	$—	$25	$—	$8	Other income, net
Fair Value
Interest rate swaps	—	6	—	7	Interest expense
Total forward contracts and interest rate swaps	$—	$31	$—	$15
Net Investment
Cross currency swaps	$49	$7	$23	$7	Interest expense
Foreign denominated debt	140	—	70	—
Total Net Investment	$189	$7	$93	$7

Fair Value Measurements
The Company follows a fair value measurement hierarchy to measure its assets and liabilities. As of June 30, 2022 and December 31, 2021, the assets and liabilities measured at fair value on a recurring basis were cash equivalents, equity securities and derivatives. In addition, the Company measures its pension plan assets at fair value (see Note 13, "Employee Benefit Plans" under Item 8 in the 2021 Form 10-K for further details). The Company's financial assets and liabilities are measured using inputs from the following three levels:
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
Level 3 inputs are unobservable inputs employed for measuring the fair value of assets or liabilities. The Company did not have any recurring financial assets or liabilities that were recorded in its condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021 that were classified as Level 3 inputs.
Assets and liabilities reported at fair value on a recurring basis:

	June 30, 2022			December 31, 2021
($ in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Other current assets:
Marketable equity securities	$9	$—	$—	$6	$—	$—
Foreign currency forward contracts (a)	—	19	—	—	28	—
Cross currency swaps (b)	—	45	—	—	—	—
Interest rate swaps (c)	—	1	—	—	—	—
Investments:
Marketable equity securities	$66	$—	$—	$98	$—	$—
Other assets:
Cross currency swaps (b)	$—	$54	$—	$—	$50	$—
Interest rate swaps (c)	—	—	—	—	36	—
Liabilities:
Accounts payable and accrued liabilities:
Foreign currency forward contracts (a)	$—	$9	$—	$—	$4	$—
(a)Derivatives not designated as hedging instruments
(b)Net investment hedges
(c)Fair value hedges
Long-Term Debt

($ in millions)	June 30, 2022 (a)	December 31, 2021 (b)
Long-term debt - carrying value	$7,059	$6,565
Long-term debt - fair value	$6,817	$6,958
(a)Excluding finance lease obligations of $11 million and short-term borrowings of $21 million as of June 30, 2022.
(b)Excluding finance lease obligations of $10 million and short-term borrowings of $6 million as of December 31, 2021.

The fair values of the debt instruments were based on discounted cash flows and interest rates then currently available to the Company for instruments of the same remaining maturities and were measured using Level 2 inputs.
13.    Stock-Based Compensation
The Company’s stock-based compensation includes stock options, restricted stock units (“RSUs”) and grants of contingent shares that are earned based on achieving targeted levels of total shareholder return. All current grants of stock options, RSUs and contingent shares are made under the PPG Industries, Inc. Amended and Restated Omnibus Incentive Plan (“PPG Amended Omnibus Plan”), which was amended and restated effective April 21, 2016. There were 4.6 million shares available for future grants under the PPG Amended Omnibus Plan as of June 30, 2022.
Stock-based compensation expense and the associated income tax benefit recognized during the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2022	2021	2022	2021
Stock-based compensation expense	$12	$18	$18	$35
Income tax benefit recognized	$3	$4	$4	$8
Grants of stock-based compensation during the six months ended June 30, 2022 and 2021 were as follows:

	Six Months Ended June 30
	2022		2021
Grant Details	Shares	Fair Value	Shares	Fair Value
Stock options	487,277	$36.52	527,464	$29.27
Restricted stock units	211,914	$142.17	185,084	$132.63
Contingent shares (a)	57,134	$151.87	55,540	$136.60
(a)The number of contingent shares represents the target value of the award.
Stock options are generally exercisable 36 months after being granted and have a maximum term of 10 years. Compensation expense for stock options is recorded over the vesting period based on the fair value on the date of grant. The fair value of the stock option grants issued during the six months ended June 30, 2022 was calculated with the following weighted average assumptions:

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
As of June 30, 2022, the Company's total asbestos-related reserves were $52 million. The Company believes that, based on presently available information, the total reserves of $52 million for asbestos-related claims will be sufficient to encompass all of the Company’s current and estimable potential future asbestos liabilities. These reserves, which are included within Other liabilities on the accompanying condensed consolidated balance sheets, involve significant management judgment and represent the Company’s current best estimate of its liability for these claims.
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
As remediation at certain environmental sites progresses, PPG continues to refine its assumptions underlying the estimates of the expected future costs of its remediation programs. PPG’s ongoing evaluation may result in additional charges against income to adjust the reserves for these sites. In 2022 and 2021, certain charges have been recorded based on updated estimates to increase existing reserves for these sites. Certain other charges related to environmental remediation actions are expensed as incurred.
As of June 30, 2022 and December 31, 2021, PPG had reserves for environmental contingencies associated with PPG’s former chromium manufacturing plant in Jersey City, New Jersey (“New Jersey Chrome”), glass and chemical manufacturing sites, and for other environmental contingencies, including current manufacturing locations and National Priority List sites. These reserves are reported as Accounts payable and accrued liabilities and Other liabilities in the accompanying condensed consolidated balance sheet.

Environmental Reserves
($ in millions)	June 30, 2022	December 31, 2021
New Jersey Chrome	$63	$89
Glass and chemical	76	83
Other	108	110
Total	$247	$282
Current portion	$78	$97
Pretax charges against income for environmental remediation costs are included in Other income, net in the accompanying condensed consolidated statement of income. The pretax charges and cash outlays related to such environmental remediation for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2022	2021	2022	2021
Environmental remediation pretax charges	$2	$12	$8	$31
Cash outlays for environmental remediation activities	$24	$8	$47	$17
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
PPG’s financial reserve for remediation of all New Jersey Chrome sites was $63 million at June 30, 2022. The major cost components of this liability are related to excavation of impacted soil as well as groundwater remediation. These components each account for approximately 60% and 20% of the accrued amount, respectively.
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

The Company also provides services by applying coatings to customers' manufactured parts and assembled products and by providing technical support to certain customers. Performance obligations are satisfied over time as critical milestones are met and as services are provided. PPG is entitled to payment as the services are rendered. For the three and six months ended June 30, 2022 and 2021, service revenue constituted less than 5% of total revenue.
Net sales by segment and region for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2022	2021	2022	2021
Performance Coatings
United States and Canada	$1,329	$1,199	$2,392	$2,197
Europe, Middle East and Africa ("EMEA")	994	970	1,943	1,781
Asia Pacific	287	312	561	588
Latin America	319	268	603	502
Total	$2,929	$2,749	$5,499	$5,068
Industrial Coatings
United States and Canada	$686	$564	$1,338	$1,135
EMEA	503	482	1,007	927
Asia Pacific	402	418	825	824
Latin America	171	146	330	286
Total	$1,762	$1,610	$3,500	$3,172
Total Net Sales
United States and Canada	$2,015	$1,763	$3,730	$3,332
EMEA	1,497	1,452	2,950	2,708
Asia Pacific	689	730	1,386	1,412
Latin America	490	414	933	788
Total PPG	$4,691	$4,359	$8,999	$8,240
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
The following table summarizes the activity for the allowance for doubtful accounts for the six months ended June 30, 2022 and 2021:

	Trade Receivables Allowance for Doubtful Accounts
($ in millions)	2022	2021
January 1	$31	$44
Bad debt expense	45	(11)
Recoveries of previously reserved trade receivables	(44)	—
Other	7	(8)
June 30	$39	$25

In the first quarter 2022, PPG recorded a bad debt reserve of $43 million associated with the adverse economic impacts of the Russian invasion of Ukraine. During the second quarter 2022, the Company released a portion of this previously established bad debt reserve due to the collection of certain trade receivables, resulting in a bad debt reserve related to PPG's operations in Russia of $16 million at June 30, 2022. Refer to Note 7, "Impairment and Other Related (Income)/Charges, Net" for additional information.
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
The Industrial Coatings reportable business segment is comprised of the automotive original equipment manufacturer ("OEM") coatings, industrial coatings, packaging coatings and specialty coatings and materials operating segments. This reportable business segment primarily supplies a variety of protective and decorative coatings and finishes along with adhesives, sealants, metal pretreatment products, optical monomers and coatings, precipitated silicas and other specialty materials.
Reportable business segment net sales and segment income for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2022	2021	2022	2021
Net sales:
Performance Coatings	$2,929	$2,749	$5,499	$5,068
Industrial Coatings	1,762	1,610	3,500	3,172
Total	$4,691	$4,359	$8,999	$8,240
Segment income:
Performance Coatings	$446	$454	$765	$840
Industrial Coatings	156	190	296	435
Total	$602	$644	$1,061	$1,275
Corporate	(55)	(52)	(107)	(104)
Interest expense, net of interest income	(27)	(25)	(48)	(49)
Impairment and other related income/(charges), net (a)	60	—	(230)	—
Business restructuring-related costs, net (b)	(8)	19	(22)	15
Transaction-related costs (c)	(6)	(14)	(10)	(38)
Environmental remediation charges	—	(10)	—	(26)
Expenses incurred due to natural disasters (d)	—	(5)	—	(17)
Decrease in allowance for doubtful accounts related to COVID-19	—	14	—	14
Income from legal settlements	—	22	—	22
Income before income taxes	$566	$593	$644	$1,092
(a)In the first quarter 2022, the Company recorded impairment and other related charges associated with the wind down of the Company’s operations in Russia. In the second quarter 2022, the Company released a portion of the previously established reserves due to the collection of certain trade receivables and recorded recoveries due to the realization of certain previously written-down inventories.
(b)Included in business restructuring-related costs, net are business restructuring charges, accelerated depreciation of certain assets and other related costs, offset by releases related to previously approved programs.
(c)Transaction-related costs include advisory, legal, accounting, valuation, other professional or consulting fees, and certain internal costs directly incurred to effect acquisitions, as well as similar fees and other costs to effect disposals not classified as discontinued operations.

These costs are included in Selling, general and administrative expense in the condensed consolidated statement of income. Transaction-related costs also include losses on the sale of certain assets, which are included in Other income, net in the condensed consolidated statement of income, and the impact for the step up to fair value of inventory acquired in certain acquisitions, which are included in Cost of sales, exclusive of depreciation and amortization in the condensed consolidated statement of income.
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
Highlights
Net sales were approximately $4.7 billion for the three months ended June 30, 2022, an increase of 7.6% compared to the prior year, driven by higher selling prices and acquisition-related sales partially offset by lower sales volumes and unfavorable foreign currency translation impacts. The Company increased net sales despite softer demand conditions in Europe due to geopolitical issues, extended COVID-19 restrictions in China, and strong appreciation of the U.S. dollar versus many foreign currencies.
Income before income taxes was $566 million for the three months ended June 30, 2022, a decrease of $27 million compared to the prior year. This decrease was largely due to raw material and other cost inflation, lower sales volumes and unfavorable foreign currency translation impact. These impacts were partially offset by higher selling prices and income of $60 million recorded due to the collection of previously reserved trade receivables and the recovery of previously written-down inventories associated with the wind down of the Company’s operations in Russia.
Results of Operations

	Three Months Ended June 30		Percent Change	Six Months Ended June 30		Percent Change
($ in millions, except percentages)	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
Net sales	$4,691	$4,359	7.6%	$8,999	$8,240	9.2%
Cost of sales, exclusive of depreciation and amortization	2,954	2,629	12.4%	5,652	4,861	16.3%
Selling, general and administrative	982	955	2.8%	1,956	1,846	6.0%
Depreciation	99	96	3.1%	201	186	8.1%
Amortization	42	41	2.4%	85	80	6.3%
Research and development, net	115	107	7.5%	230	209	10.0%
Interest expense	38	31	22.6%	68	61	11.5%
Interest income	(11)	(6)	83.3%	(20)	(12)	66.7%
Impairment and other related (income)/charges, net	(60)	—	(100.0)%	230	—	100.0%
Business restructuring, net	—	(21)	(100.0)%	—	(21)	(100.0)%
Other income, net	(34)	(66)	(48.5)%	(47)	(62)	(24.2)%

Net Sales by Region

	Three Months Ended June 30		Percent Change	Six Months Ended June 30		Percent Change
($ in millions, except percentages)	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
United States and Canada	$2,015	$1,763	14.3%	$3,730	$3,332	11.9%
Europe, Middle East and Africa ("EMEA")	1,497	1,452	3.1%	2,950	2,708	8.9%
Asia Pacific	689	730	(5.6)%	1,386	1,412	(1.8)%
Latin America	490	414	18.4%	933	788	18.4%
Total	$4,691	$4,359	7.6%	$8,999	$8,240	9.2%
Three Months Ended June 30, 2022
Net sales increased $332 million due to the following:
● Higher selling prices (+12%)
● Acquisition-related sales (+4%)
Partially offset by:
● Lower sales volumes (-4%)
● Unfavorable foreign currency translation (-4%)
For specific business results, see the Performance of Reportable Business Segments section within Item 2 of this Form 10-Q.
Cost of sales, exclusive of depreciation and amortization, increased $325 million primarily due to raw material and energy cost inflation and cost of sales attributable to acquired businesses, partially offset by lower sales volumes and favorable foreign currency translation impacts.
Selling, general and administrative ("SG&A") expense increased $27 million primarily due to expenses from acquired businesses and wage and other cost inflation, partially offset by restructuring cost savings and favorable foreign currency translation impacts.
Impairment and other related charges of $290 million were recorded in the first quarter 2022 associated with the wind down of the Company's operations in Russia. In the second quarter 2022, the Company released a portion of the previously established reserves due to the collection of certain trade receivables and recorded recoveries due to the realization of certain previously written-down inventories, resulting in recognition of income of $60 million. Refer to Note 7, "Impairment and Other Related (Income)/Charges, Net" in Part I, Item 1 of this Form 10-Q for additional information.
Other income, net was lower in the three months ended June 30, 2022 compared to 2021 primarily due to favorable legal settlements in the second quarter 2021.
Six Months Ended June 30, 2022
Net sales increased $759 million due to the following:
● Higher selling prices (+11%)
● Acquisition-related sales (+5%)
Partially offset by:
● Unfavorable foreign currency translation (-4%)
● Lower sales volumes (-3%)
For specific business results, see the Performance of Reportable Business Segments section within Item 2 of this Form 10-Q.

Cost of sales, exclusive of depreciation and amortization, increased $791 million primarily due to raw material and energy cost inflation and cost of sales attributable to acquired businesses, partially offset by lower sales volumes and favorable foreign currency translation impacts.
Selling, general and administrative ("SG&A") expense increased $110 million primarily due to expenses from acquired businesses and wage and other cost inflation, partially offset by favorable foreign currency translation impacts and restructuring cost savings.
Impairment and other related charges of $290 million were recorded in the first quarter 2022 associated with the wind down of the Company's operations in Russia. In the second quarter 2022, the Company released a portion of the previously established reserves due to the collection of certain trade receivables and recorded recoveries due to the realization of certain previously written-down inventories, resulting in recognition of income of $60 million. The Company continues to consider actions to exit Russia, including a possible sale of its Russian business or controlled withdrawal from the Russia market. Refer to Note 7, "Impairment and Other Related (Income)/Charges, Net" in Part I, Item 1 of this Form 10-Q for additional information.
Other income, net was lower in the six months ended June 30, 2022 compared to 2021 primarily due to favorable legal settlements in the second quarter 2021.
Effective tax rate and earnings per diluted share

	Three Months Ended June 30		Percent Change	Six Months Ended June 30		Percent Change
($ in millions, except percentages and amounts per share)	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
Income tax expense	$118	$160	(26.3)%	$173	$274	(36.9)%
Effective tax rate	20.8%	27.0%	(6.2)%	26.9%	25.1%	1.8%
Adjusted effective tax rate, continuing operations*	22.6%	23.2%	(0.6)%	22.6%	23.1%	(0.5)%

Earnings per diluted share, continuing operations	$1.86	$1.80	3.3%	$1.94	$3.38	(42.6)%
Adjusted earnings per diluted share*	$1.81	$1.94	(6.7)%	$3.18	$3.82	(16.8)%
*See Regulation G Reconciliation below
The effective tax rate for the three months ended June 30, 2022 reflects the impact of certain discrete tax items for the quarter.
Adjusted earnings per diluted share for the three months ended June 30, 2022 decreased year-over-year primarily due to raw material and other cost inflation, lower sales volumes and unfavorable foreign currency translation impact compared to the prior year, partially offset by higher selling prices.
Adjusted earnings per diluted share for the six months ended June 30, 2022 decreased year-over-year primarily due to raw material cost inflation, lower sales volumes stemming from commodity raw material availability issues and semiconductor chip shortages and unfavorable foreign currency impacts, partially offset by higher selling prices.
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

	Three Months Ended June 30, 2022
($ in millions, except percentages and per share amounts)	Income Before Income Taxes	Income Tax Expense	Effective Tax Rate	Net Income (attributable to PPG)	Earnings Per Diluted Share(a)
As reported, continuing operations	$566	$118	20.8%	$443	$1.86
Adjusted for:
Acquisition-related amortization expense	42	10	24.6%	32	0.13
Business restructuring-related costs, net (b)	8	2	25.7%	6	0.03
Transaction-related costs(c)	6	(3)	(50.0%)	9	0.04
Impairment and other related (income)/charges, net (d)	(60)	—	—%	(60)	(0.25)
Adjusted, continuing operations, excluding certain items	$562	$127	22.6%	$430	$1.81

	Three Months Ended June 30, 2021
($ in millions, except percentages and per share amounts)	Income Before Income Taxes	Income Tax Expense	Effective Tax Rate	Net Income (attributable to PPG)	Earnings Per Diluted Share(a)
As reported, continuing operations	$593	$160	27.0%	$431	$1.80
Adjusted for:
Acquisition-related amortization expense	41	10	25.2%	31	0.13
Net tax charge related to UK statutory rate change	—	(22)	N/A	22	0.09
Transaction-related costs(c)	14	1	9.7%	13	0.05
Environmental remediation charges	10	3	24.3%	7	0.03
Expenses incurred due to natural disasters (e)	5	1	24.3%	4	0.02
Decrease in allowance for doubtful accounts related to COVID-19	(14)	(3)	24.7%	(11)	(0.05)
Business restructuring-related costs, net (b)	(19)	(4)	20.9%	(15)	(0.06)
Income from legal settlements	(22)	(5)	24.3%	(17)	(0.07)
Adjusted, continuing operations, excluding certain items	$608	$141	23.2%	$465	$1.94

	Six Months Ended June 30, 2022
($ in millions, except percentages and per share amounts)	Income Before Income Taxes	Tax Expense	Effective Tax Rate	Net income from continuing operations (attributable to PPG)	Earnings per diluted share(a)
As reported, continuing operations	$644	$173	26.9%	$461	$1.94
Adjusted for:
Impairment and other related (income)/charges, net (d)	230	27	11.7%	203	0.85
Acquisition-related amortization expense	85	20	23.5%	65	0.27
Business restructuring-related costs, net (b)	22	6	27.3%	16	0.07
Transaction-related costs (c)	10	(2)	(20.0)%	12	0.05
Adjusted, continuing operations, excluding certain items	$991	$224	22.6%	$757	$3.18

	Six Months Ended June 30, 2021
($ in millions, except percentages and per share amounts)	Income Before Income Taxes	Tax Expense	Effective Tax Rate	Net income from continuing operations (attributable to PPG)	Earnings per diluted share(a)
As reported, continuing operations	$1,092	$274	25.1%	$809	$3.38
Adjusted for:
Acquisition-related amortization expense	80	20	25.2%	60	0.25
Transaction-related costs(c)	38	6	15.8%	32	0.13
Net tax charge related to UK statutory rate change	—	(22)	N/A	22	0.09
Environmental remediation charges	26	7	24.3%	19	0.08
Expenses incurred due to natural disasters (e)	17	4	24.3%	13	0.06
Decrease in allowance for doubtful accounts related to COVID-19	(14)	(3)	24.7%	(11)	(0.05)
Business restructuring-related costs, net (b)	(15)	(3)	17.3%	(12)	(0.05)
Income from legal settlements	(22)	(5)	24.3%	(17)	(0.07)
Adjusted, continuing operations, excluding certain items	$1,202	$278	23.1%	$915	$3.82
(a)Earnings per diluted share is calculated based on unrounded numbers. Figures in the table may not recalculate due to rounding.
(b)Included in business restructuring-related costs, net are business restructuring charges, accelerated depreciation of certain assets and other related costs, partially offset by releases related to previously approved programs.
(c)Transaction-related costs include advisory, legal, accounting, valuation, other professional or consulting fees, and certain internal costs directly incurred to effect acquisitions, as well as similar fees and other costs to effect disposals not classified as discontinued operations. These costs are included in Selling, general and administrative expense in the condensed consolidated statement of income. Transaction-related costs also include losses on the sale of certain assets, which are included in Other income, net in the condensed consolidated statement of income, and the impact for the step up to fair value of inventory acquired in certain acquisitions, which are included in Cost of sales, exclusive of depreciation and amortization in the condensed consolidated statement of income.
(d)In the first quarter 2022, the Company recorded impairment and other related charges due to the wind down of the company’s operations in Russia. In the second quarter 2022, the Company released a portion of the previously established reserves for Receivables and Inventories due to the collection of certain trade receivables and the realization of certain inventories.
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
Performance of Reportable Business Segments
Performance Coatings

	Three Months Ended June 30		$ Change	% Change	Six Months Ended June 30		$ Change	% Change
($ in millions, except percentages)	2022	2021	2022 vs. 2021	2022 vs. 2021	2022	2021	2022 vs. 2021	2022 vs. 2021
Net sales	$2,929	$2,749	$180	6.5%	$5,499	$5,068	$431	8.5%
Segment income	$446	$454	($8)	(1.8)%	$765	$840	($75)	(8.9)%
Amortization expense	$31	$30	$1	3.3%	$63	$59	$4	6.8%
Segment income, excluding amortization expense	$477	$484	($7)	(1.4)%	$828	$899	($71)	(7.9)%
Three Months Ended June 30, 2022
Performance Coatings net sales increased due to the following:
● Higher selling prices (+11%)
● Acquisition-related sales (+4%)
Partially offset by:
● Unfavorable foreign currency translation (-4%)
● Lower sales volumes (-4%)

In the second quarter 2022, the acquisition of Tikkurila increased net sales in the Performance Coatings segment by about $120 million versus prior year.
Architectural coatings - Americas and Asia Pacific net sales, excluding the impact of currency and acquisitions ("organic sales"), increased by a mid-single-digit percentage. Sales in the U.S. and Canada were unfavorably impacted by ongoing raw material and transportation availability challenges. In Mexico, PPG-Comex architectural coatings organic sales increased compared to the prior year as concessionaire network demand continued to be strong throughout the quarter and further selling price increases were implemented.
Architectural coatings – EMEA organic sales decreased by a low-single-digit percentage year-over-year as selling price increases were offset by lower sales volumes due to softening do-it-yourself ("DIY") paint demand and some modest demand weakness related to geopolitical uncertainty in Europe.
Automotive refinish coatings organic sales increased by a low-teen-percentage, reflecting higher prices in all regions and improved body shop activity in the U.S. stemming from higher miles driven, increased collision claims, and more people returning to office work.
Aerospace coatings sales volumes increased by more than 10% compared to the prior year, as commercial aftermarket demand strengthened year-over-year but overall inventory demand remained below pre-pandemic levels. Net sales benefited from continued strong military demand.
Protective and marine coatings organic sales were higher by a low-single-digit percentage primarily due to strong selling price increases. Sales volumes were adversely impacted by COVID-19 restrictions in China.
Traffic solutions organic sales increased by a mid-teen-percentage year-over-year due to the benefit of higher selling prices and improved volumes in the U.S. and Latin America.
Segment income decreased $8 million year-over-year primarily due to higher manufacturing costs, raw material and logistics cost inflation, lower sales volumes and unfavorable foreign currency translation impact, partially offset by higher selling prices, acquisition-related earnings and savings from previously approved restructuring actions.
Six Months Ended June 30, 2022
Performance Coatings net sales increased due to the following:
● Higher selling prices (+10%)
● Acquisition-related sales (+6%)
Partially offset by:
● Unfavorable foreign currency translation (-4%)
● Lower sales volumes (-3%)
Architectural coatings - Americas and Asia Pacific organic sales increased by a mid-single-digit percentage primarily due to selling price increases. Sales in the U.S. and Canada were unfavorably impacted by ongoing raw material and transportation availability, which improved at the end of the second quarter. In Mexico, PPG-Comex architectural coatings organic sales increased compared to the prior year as concessionaire network demand continued to be strong throughout the first six months and further selling price increases were implemented.
Architectural coatings – EMEA organic sales decreased by a low-single-digit percentage year-over-year as selling price increases did not fully offset lower sales volumes. The first six months were negatively impacted by geopolitical uncertainty in Europe and lower demand for DIY paint products.
Automotive refinish coatings organic sales increased by a low-teen-percentage due to selling price increases in all regions and strong growth in the U.S. stemming from higher miles driven and increased collision claims.
Aerospace coatings sales volumes increased by a low-teen-percentage compared to the prior year but still remain lower than pre-pandemic levels. During the first six months of 2022, demand remained strong for commercial aftermarket and military applications.
Protective and marine coatings organic sales were higher by a high-single-digit percentage primarily due to strong selling price increases in all regions. While there was modest sales volume improvement in the first quarter 2022 due to improving demand in the oil and gas industry, sales volumes in the second quarter 2022 were adversely impacted by COVID-19 restrictions in China.
Traffic solutions organic sales increased by a high-teen-percentage year-over-year due to higher selling prices and increased sales volumes in the U.S. and Latin America.

Segment income decreased $75 million year-over-year primarily due to raw material and logistics cost inflation, lower sales volumes and unfavorable foreign currency translation, partially offset by higher selling prices, acquisition-related earnings and savings from previously approved restructuring actions.
Looking Ahead
Looking ahead, demand conditions, with the exception of Europe, remain solid, and disruptions in the supply chain and manufacturing environment are expected to continue to gradually improve as the quarter progresses. The supply of several key inputs remains tight, which will continue to constrain certain sales activity, most notably in automotive refinish and aerospace coatings. Selling prices are expected to increase on a sequential basis from the second quarter. Aggregate sales volumes are anticipated to be flat to down a low-single-digit percentage compared to the third quarter 2021, including unfavorable impacts in Europe from the war in Ukraine. The impact of divestiture-related sales and sales related to the Russian business, which the Company is in the process of winding down, is estimated to be about $70 million for the third quarter. In addition to executing against various existing cost-savings initiatives, cost mitigation actions have been implemented in Europe and other contingency actions have been developed in case there is a broader economic downturn.
Industrial Coatings

	Three Months Ended June 30		$ Change	% Change	Six Months Ended June 30		$ Change	% Change
($ in millions, except percentages)	2022	2021	2022 vs. 2021	2022 vs. 2021	2022	2021	2022 vs. 2021	2022 vs. 2021
Net sales	$1,762	$1,610	$152	9.4%	$3,500	$3,172	$328	10.3%
Segment income	$156	$190	($34)	(17.9)%	$296	$435	($139)	(32.0)%
Amortization expense	$11	$11	$—	—%	$22	$21	$1	4.8%
Segment income, excluding amortization expense	$167	$201	($34)	(16.9)%	$318	$456	($138)	(30.3)%
Three Months Ended June 30, 2022
Industrial Coatings segment net sales increased due to the following:
● Higher selling prices (+14%)
● Acquisition-related sales (+3%)
Partially offset by:
● Unfavorable foreign currency translation (-5%)
● Lower sales volumes (-3%)
Automotive OEM coatings organic sales increased by a high-single-digit percentage year-over-year led by higher selling prices, partially offset by lower sales volumes due to the ongoing shortage of semiconductor chips and lower automotive industry production due to geopolitical uncertainty in Europe and COVID-19 restrictions in China.
In the industrial coatings business, organic sales increased by about 10% year-over-year as strong selling price increases were partially offset by reduced sales volumes reflecting lower economic activity in China and Europe.
Packaging coatings organic sales increased by more than 10% year-over-year primarily due to selling price increases in all regions. While sales volumes were strong in the U.S., led by the canned beverage segment, sales activity was adversely impacted by geopolitical uncertainty in Europe and COVID-19 restrictions in China.
Segment income decreased $34 million year-over-year due to raw material and energy cost inflation, unfavorable foreign currency translation, elevated operating costs in China due to COVID-19 restrictions and lower sales volumes, partially offset by higher selling prices and savings from previously approved restructuring actions.
Six Months Ended June 30, 2022
Automotive OEM coatings organic sales increased by a mid-single-digit percentage year-over-year led by higher selling prices in all regions, partially offset by lower sales volumes due to the ongoing shortage of semiconductor chips and lower automotive industry production due to geopolitical uncertainty in Europe and COVID-19 restrictions in China.

Organic sales in the industrial coatings business increased by a high-single-digit percentage year-over-year as strong selling price increases in all regions and solid volume growth in the U.S. were partially offset by reduced sales volumes reflecting lower economic activity in China and Europe.
Packaging coatings organic sales increased by more than 10% year-over-year primarily due to selling price increases in all regions. Sales volumes were strong in the U.S. led by the canned beverage segment. Sales activity was negatively impacted by the geopolitical uncertainty in Europe and COVID-19 restrictions in China.
Segment income decreased $139 million year-over-year due to raw material cost inflation and lower sales volumes, partially offset by higher selling prices and savings from previously approved restructuring actions.
Looking ahead
Looking ahead, aggregate sales volumes are expected to be up a low-single-digit percentage compared to the prior-year third quarter, including unfavorable impacts in Europe from the war in Ukraine. The year-over-year increase in sales volumes is expected to be led by the automotive OEM business supported by improving customer component availability and an easier comparison to a softer sales period in the third quarter 2021. The company continues to prioritize working with customers to secure further selling price increases in all businesses. Segment margins are expected to continue to improve on a sequential basis in the third quarter 2022. The impact of divestiture-related sales and sales related to the Russian business, which the Company is in the process of winding down, is estimated to be about $20 million for the third quarter. In addition to executing against various existing cost-savings initiatives, cost mitigation actions have been implemented in Europe and other contingency actions have been developed in case there is a broader economic downturn.
Liquidity and Capital Resources
PPG had cash and short-term investments totaling $1.0 billion and $1.1 billion at June 30, 2022 and December 31, 2021, respectively.
The Company continues to believe that cash on hand and short-term investments, cash from operations and the Company's access to capital markets will be sufficient to fund our operating activities, capital spending, acquisitions, dividend payments, debt service, share repurchases, contributions to pension plans and PPG's contractual obligations.
Cash (used for)/from operating activities
Cash used for operating activities for the six months ended June 30, 2022 was $136 million and cash from operating activities was $581 million for the six months ended June 30, 2021. The $717 million decrease was primarily due to a larger increase in working capital in the first six months of 2022 compared to the prior year, which reflects the impact of higher raw material costs on inventories and higher selling prices on trade receivables.
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

($ in millions, except percentages)	June 30, 2022	December 31, 2021	June 30, 2021
Trade receivables, net	$3,306	$2,687	$3,147
Inventories, FIFO	2,715	2,345	2,350
Trade creditors’ liabilities	2,940	2,734	2,770
Operating working capital	$3,081	$2,298	$2,727
Operating working capital as a % of Sales	16.4%	13.7%	15.6%
Days sales outstanding	58	53	59

Environmental

	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2022	2021	2022	2021
Cash outlays for environmental remediation activities	$24	$8	$47	$17

($ in millions)	Remainder of 2022	Annually 2023 - 2026
Projected future cash outlays for environmental remediation activities	$40 - $60	$20 - $75
Cash used for investing activities
Cash used for investing activities for the six months ended June 30, 2022 and 2021 was $150 million and $2,242 million, respectively. The $2,092 million decrease in cash used for investing activities was primarily due to lower spending on business acquisitions and an increase in proceeds from asset sales, partially offset by higher capital expenditures.
Total capital spending is expected to be approximately $450 million in 2022 in support of future organic growth opportunities and reflecting lower capital spending in the past two years due to COVID-19 constraints.
Cash from financing activities
Cash from financing activities for the six months ended June 30, 2022 and 2021 was $213 million and $1,054 million, respectively. The $841 million decrease in cash from financing activities was primarily due to the proceeds from the issuance of long-term debt in 2021 to finance the Company’s acquisition of Tikkurila and higher purchases of treasury stock in 2022.
Debt issued and repaid
In May 2022, PPG completed a public offering of €300 million 1.875% Notes due 2025 and €700 million 2.750% Notes due 2029. Refer to Note 6, “Borrowings” in Part I, Item 1 of this Form 10-Q for additional information.
In March 2022, PPG privately placed a 15-year €50 million 1.95% fixed interest note. Refer to Note 6, “Borrowings” in Part I, Item 1 of this Form 10-Q for additional information.
Credit Agreements
In February 2021, PPG entered into a $2.0 billion Term Loan Credit Agreement (the "Term Loan Credit Agreement") to finance the Company’s acquisition of Tikkurila, and to pay fees, costs and expenses related thereto. The Term Loan Credit Agreement provided the Company with the ability to borrow up to an aggregate principal amount of $2.0 billion on an unsecured basis. In addition to the amounts borrowed to finance the acquisition of Tikkurila, the Term Loan Credit Agreement allowed the Company to make up to eleven additional borrowings prior to December 31, 2021, to be used for working capital and general corporate purposes. The Term Loan Credit Agreement contains covenants that are usual and customary restrictive covenants for facilities of its type, which include, with specified exceptions, limitations on the Company’s ability to create liens or other encumbrances, to enter into sale and leaseback transactions and to enter into consolidations, mergers or transfers of all or substantially all of its assets. The Term Loan Credit Agreement matures and all outstanding borrowings are due and payable on the third anniversary of the date of the initial borrowing under the Agreement. In June 2021, PPG borrowed $700 million under the Term Loan Credit Agreement to finance the Company’s acquisition of Tikkurila, and to pay fees, costs and expenses related thereto. In December 2021, PPG borrowed an additional $700 million under the Term Loan Credit Agreement. Borrowings of $1.4 billion were outstanding under the Term Loan Credit Agreement as of June 30, 2022 and December 31, 2021.
In August 2019, PPG amended and restated its five-year credit agreement (the “Credit Agreement”) with several banks and financial institutions. The Credit Agreement provides for a $2.2 billion unsecured revolving credit facility. The Company has the ability to increase the size of the Credit Agreement by up to an additional $750 million, subject to the receipt of lender commitments and other conditions precedent. The Credit Agreement will terminate on August 30, 2024. The Company has the right, subject to certain conditions set forth in the Credit Agreement, to designate certain subsidiaries of the Company as borrowers under the Credit Agreement. In connection with any such designation, the Company is required to guarantee the obligations of any such subsidiaries under the Credit Agreement. There were no amounts outstanding under the credit agreement as of June 30, 2022 and December 31, 2021.

The Term Loan Credit Agreement and Credit Agreement require the Company to maintain a ratio of Total Indebtedness to Total Capitalization, as defined in the Term Loan Credit Agreement and Credit Agreement, of 60% or less; provided, that for any fiscal quarter in which the Company has made an acquisition for consideration in excess of $1 billion and for the next five fiscal quarters thereafter, the ratio of Total Indebtedness to Total Capitalization may not exceed 65% at any time. As of June 30, 2022, Total Indebtedness to Total Capitalization as defined under the Credit Agreement and Term Loan Credit Agreement was 51%.
The Credit Agreement also supports the Company’s commercial paper borrowings which are classified as long-term based on PPG’s intent and ability to refinance these borrowings on a long-term basis. Commercial paper borrowings of zero and $440 million were outstanding as of June 30, 2022 and December 31, 2021, respectively.
Other Liquidity Information
Restructuring
Aggregate restructuring savings, including the impact of acquisition synergies, were approximately $15 million in the second quarter of 2022. Total restructuring savings are expected to be at least $65 million in 2022. In addition, the Company continues to review its cost structure to identify additional cost savings opportunities. Refer to Note 5, “Business Restructuring” in Part I, Item 1 of this Form 10-Q for further details on the Company's business restructuring programs. We expect cash outlays related to these actions of approximately $150 million in 2022.
Currency
Comparing spot exchange rates at December 31, 2021 and at June 30, 2022, the U.S. dollar strengthened against the currencies of many countries within the regions PPG operates. As a result, consolidated net assets at June 30, 2022 decreased by $181 million compared to December 31, 2021, primarily due to the weakening of the euro.
Comparing average exchange rates during the first six months of 2022 to those of the first six months of 2021, the U.S. dollar strengthened against the currencies of most countries within the EMEA region where PPG operates. This had an unfavorable impact on Income before income taxes for the` six months ended June 30, 2022 of $41 million from the translation of these foreign earnings into U.S. dollars.
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
Consequently, while the list of factors presented here and in the 2021 Form 10-K under Item 1A is considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements.
Consequences of material differences in the results compared with those anticipated in the forward-looking statements could include, among other things, lower sales or income, business disruption, operational problems, financial loss, legal liability to third parties, other factors set forth in Item 1A of the 2021 Form 10-K and similar risks, any of which could have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Risk
We conduct operations in many countries around the world. Our results of operations are subject to both currency transaction risk and currency translation risk. Certain foreign currency forward contracts outstanding during 2022 and 2021 served as a hedge of a portion of PPG’s exposure to foreign currency transaction risk. The fair value of these contracts was a net asset of $10 million and $24 million as of June 30, 2022 and December 31, 2021, respectively. The potential reduction in PPG's Income before income taxes resulting from the impact of adverse changes in exchange rates on the fair value of its outstanding foreign currency hedge contracts of 10% for European and Canadian currencies and 20% for Asian and Latin American currencies was $264 million for the three months ended June 30, 2022 and $306 million for the year ended December 31, 2021.
As of both June 30, 2022 and December 31, 2021, PPG had U.S. dollar to euro cross currency swap contracts with a total notional amount of $775 million. The fair value of these contracts were net assets of $99 million and $50 million as of June 30, 2022 and December 31, 2021, respectively. A 10% increase in the value of the euro to the U.S. dollar would have had an unfavorable effect on the fair value of these swap contracts by reducing the value of these instruments by $69 million and $77 million at June 30, 2022 and December 31, 2021, respectively.

As of June 30, 2022 and December 31, 2021, PPG had non-U.S. dollar denominated borrowings outstanding of $2.6 billion and $1.6 billion, respectively. A weakening of the U.S. dollar by 10% against European currencies and by 20% against Asian and South American currencies would have resulted in unrealized translation losses on these borrowings of $288 million at June 30, 2022 and $178 million at December 31, 2021.
Interest Rate Risk
The Company manages its interest rate risk by balancing its exposure to fixed and variable rates while attempting to minimize its interest costs. PPG has interest rate swaps which converted $525 million of fixed rate debt to variable rate debt. The fair values of these contracts was an asset of $1 million and $36 million as of June 30, 2022 and December 31, 2021, respectively. An increase in variable interest rates of 10% would lower the fair values of these swaps and increase interest expense by $6 million and $1 million for the periods ended June 30, 2022 and December 31, 2021, respectively. A 10% increase in interest rates in the U.S., Canada, Mexico and Europe and a 20% increase in interest rates in Asia and South America would have had an insignificant effect on PPG's variable rate debt obligations and interest expense for the periods ended June 30, 2022 and December 31, 2021. Further a 10% reduction in interest rates would have increased the fair value of the Company's fixed rate debt by approximately $113 million and $56 million at June 30, 2022 and December 31, 2021, respectively; however, such changes would not have had an effect on PPG's Income before income taxes or cash flows.
There were no other material changes in the Company’s exposure to market risk from December 31, 2021 to June 30, 2022. Refer to Note 12, “Financial Instruments, Hedging Activities and Fair Value Measurements” in Part I, Item 1 of this Form 10-Q for a description of our instruments subject to market risk.
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
The following table summarizes the Company's stock repurchase activity for the three months ended June 30, 2022:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Programs (1)
April 2022
Repurchase program	—	$—	—	—
May 2022
Repurchase program	—	$—	—	—
June 2022
Repurchase program	1,269,830	$118.09	1,269,830	9,710,533
Total quarter ended June 30, 2022
Repurchase program	1,269,830	$118.09	1,269,830	9,710,533

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

3.1
Articles of Amendment to the Restated Articles of Incorporation of PPG Industries, Inc., effective May 13, 2022, was filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 13, 2022.

3.2	Amended and Restated Bylaws of PPG Industries, Inc., as amended on May 13, 2022, was filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on May 13, 2022.
4.3
Eleventh Supplemental Indenture, dated as of May 25, 2022, between PPG Industries, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, was filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on May 25, 2022.

10.1*	Form of Time-Vested Restricted Stock Unit Award Agreement for Directors
†31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
††32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
††32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	Inline XBRL Instance Document
101.SCH***	Inline XBRL Taxonomy Extension Schema Document
101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.
† Filed herewith.
†† Furnished herewith.
*Management contracts, compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 601 of Regulation S-K.
**The instance document does not appear in the Interactive Data File because its XBRL (Extensible Business Reporting Language) tags are embedded within the Inline XBRL document.
***Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL: (i) the Condensed Consolidated Statement of Income for the three and six months ended June 30, 2022 and 2021, (ii) the Condensed Consolidated Balance Sheet at June 30, 2022 and December 31, 2021, (iii) the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2022 and 2021, and (iv) Notes to Condensed Consolidated Financial Statements for the six months ended June 30, 2022.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PPG INDUSTRIES, INC.
(Registrant)

Date:	July 22, 2022	By:	/s/ Vincent J. Morales
Vincent J. Morales
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

		By:	/s/ Brian R. Williams
Brian R. Williams
Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)